Form 10-Q
period 2010-09-30
EBAY INC
filed 2010-10-21
CIK 1065088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000-24821

eBay Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0430924
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2145 Hamilton Avenue San Jose, California	95125
(Address of principal executive offices)	(Zip Code)
(408) 376-7400
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [x]    No  [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [x]    No  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[x]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]    No  [x]

As of October 14, 2010, there were 1,303,738,840 shares of the registrant's common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PART I: FINANCIAL INFORMATION
Item 1:    Financial Statements
eBay Inc.
CONDENSED CONSOLIDATED BALANCE SHEET

	December 31, 2009	September 30, 2010
	(In thousands, except par value amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,999,818	$4,180,907
Short-term investments	943,986	1,181,615
Accounts receivable, net	407,507	409,807
Loans and interest receivable, net	622,846	725,582
Funds receivable and customer accounts	2,157,945	2,492,856
Other current assets	328,106	463,761
Total current assets	8,460,208	9,454,528
Long-term investments	1,381,765	2,101,405
Property and equipment, net	1,314,328	1,466,047
Goodwill	6,143,086	6,121,481
Intangible assets, net	767,812	586,533
Other assets	341,121	218,068
Total assets	$18,408,320	$19,948,062
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$192,412	$116,114
Funds payable and amounts due to customers	2,157,945	2,492,856
Accrued expenses and other current liabilities	981,784	1,057,281
Deferred revenue	99,305	94,108
Income taxes payable	210,522	48,550
Total current liabilities	3,641,968	3,808,909
Deferred and other tax liabilities, net	929,143	1,054,999
Other liabilities	49,561	50,202
Total liabilities	4,620,672	4,914,110
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock, $0.001 par value; 3,580,000 shares authorized; 1,297,799 and 1,303,517 shares outstanding	1,486	1,505
Additional paid-in capital	9,986,199	10,251,510
Treasury stock at cost, 188,251 and 201,382 shares	(5,377,258)	(5,678,028)
Retained earnings	8,359,117	9,600,891
Accumulated other comprehensive income	818,104	858,074
Total stockholders' equity	13,787,648	15,033,952
Total liabilities and stockholders' equity	$18,408,320	$19,948,062

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
	(In thousands, except per share amounts)
	(Unaudited)
Net revenues	$2,237,852	$2,249,488	$6,356,430	$6,660,924
Cost of net revenues	643,908	640,268	1,809,067	1,862,194
Gross profit	1,593,944	1,609,220	4,547,363	4,798,730
Operating expenses:
Sales and marketing	491,461	483,653	1,359,277	1,408,050
Product development	205,207	226,803	605,126	662,259
General and administrative	272,177	261,662	797,966	800,505
Provision for transaction and loan losses	96,682	97,964	270,597	296,025
Amortization of acquired intangible assets	72,803	45,957	200,066	148,104
Restructuring	12,673	3,005	36,937	20,437
Total operating expenses	1,151,003	1,119,044	3,269,969	3,335,380
Income from operations	442,941	490,176	1,277,394	1,463,350
Interest and other income (expense), net	(4,606)	26,825	8,957	47,692
Income before income taxes	438,335	517,001	1,286,351	1,511,042
Provision for income taxes	(88,599)	(85,072)	(252,160)	(269,268)
Net income	$349,736	$431,929	$1,034,191	$1,241,774
Net income per share:
Basic	$0.27	$0.33	$0.80	$0.95
Diluted	$0.27	$0.33	$0.80	$0.94
Weighted average shares:
Basic	1,293,511	1,308,888	1,288,150	1,303,217
Diluted	1,311,274	1,328,415	1,299,279	1,324,509

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
	(In thousands)
	(Unaudited)
Net income	$349,736	$431,929	$1,034,191	$1,241,774
Other comprehensive income (loss):
Foreign currency translation	329,745	624,370	284,759	(67,041)
Unrealized gains (losses) on investments, net	94,724	167,473	179,646	169,605
Unrealized gains (losses) on hedging activities	(359)	(31,912)	(46,458)	3,957
Tax benefit (provision) on above items	(36,534)	(62,990)	(68,801)	(66,551)
Net change in accumulated other comprehensive income (loss)	387,576	696,941	349,146	39,970
Comprehensive income (loss)	$737,312	$1,128,870	$1,383,337	$1,281,744

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2009	2010
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$1,034,191	$1,241,774
Adjustments:
Provision for transaction and loan losses	270,597	296,025
Depreciation and amortization	610,162	570,177
Stock-based compensation	302,769	287,832
Changes in assets and liabilities	(80,233)	(504,053)
Net cash provided by operating activities	2,137,486	1,891,755
Cash flows from investing activities:
Purchases of property and equipment, net	(394,156)	(526,445)
Changes in principal loans receivable, net	7,517	(138,244)
Purchases of investments	(468,371)	(2,022,642)
Maturities and sales of investments	26,971	1,183,523
Acquisitions, net of cash acquired	(1,209,433)	(7,000)
Repayment of Skype note receivable	—	125,000
Other	5,889	(4,924)
Net cash used in investing activities	(2,031,583)	(1,390,732)
Cash flows from financing activities:
Proceeds from issuance of common stock	51,796	118,852
Purchases of common stock, net	—	(297,662)
Excess tax benefits from stock-based compensation	585	26,649
Tax withholdings related to net share settlements of restricted stock awards and units	(26,361)	(106,925)
Net payments from borrowings under credit agreement	(800,000)	—
Funds receivable and customer accounts	(397,057)	(334,911)
Funds payable and amounts due to customers	397,057	334,911
Other	(8,063)	—
Net cash used in financing activities	(782,043)	(259,086)
Effect of exchange rate changes on cash and cash equivalents	45,071	(60,848)
Net (decrease) increase in cash and cash equivalents	(631,069)	181,089
Cash and cash equivalents at beginning of period	3,188,928	3,999,818
Cash and cash equivalents at end of period	$2,557,859	$4,180,907
Supplemental cash flow disclosures:
Cash paid for interest	$5,921	$—
Cash paid for income taxes	$278,117	$475,026
Non-cash investing and financing activities:
Common stock options assumed pursuant to acquisition	$5,361	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — The Company and Summary of Significant Accounting Policies

The Company

eBay Inc. (“eBay”) was incorporated in California in May 1996, and reincorporated in Delaware in April 1998. eBay's purpose is to pioneer new communities around the world, built on commerce, sustained by trust and inspired by opportunity. eBay brings together millions of buyers and sellers every day on a local, national and international basis through an array of websites. eBay provides online marketplaces for the sale of goods and services as well as other online commerce, or ecommerce, platforms and online payment services to a diverse community of individuals and businesses.

We currently have two business segments: Marketplaces and Payments. Our Marketplaces segment provides the infrastructure to enable global online commerce on a variety of platforms, including the eBay.com platform and our other online platforms, such as our online classifieds businesses, our secondary tickets marketplace (StubHub), our online shopping comparison website (Shopping.com), our apartment listing service platform (Rent.com), and our fixed price media marketplace (Half.com). Our Payments segment is comprised of our online payment solutions PayPal and Bill Me Later. Historically, we also had a Communications segment that consisted of Skype Technologies S.A. (“Skype”). On November 19, 2009, we completed the sale of Skype to an investor group for cash, a subordinated note and an equity stake of approximately 30 percent in the outstanding capital stock of the entity that purchased Skype (which is now named Skype). Accordingly, Skype's operating results are not consolidated in our 2010 results. However, Skype's results of operations are consolidated in our 2009 results through the date of sale. Our non-controlling interest in Skype is accounted for under the equity method of accounting. Our proportionate share of the net income (loss) of Skype is recognized on a one quarter lag as a component of interest and other income (expense), net in our condensed consolidated statement of income.

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

The condensed consolidated financial statements include 100% of the assets and liabilities of our majority-owned subsidiaries and the ownership interests of minority investors are recorded as a noncontrolling interest. Investments in private entities where we hold 20% or more but less than a 50% ownership interest and exercise significant influence are accounted for using the equity method of accounting, and our share of the investees' results of operations is included in interest and other income (expense), net. Investments in private entities where we hold less than a 20% ownership interest and where we do not have the ability to significantly influence the operations of the investee are accounted for using the cost method of accounting, where our share of the investees' results of operations is not included in our condensed consolidated statement of income, except to the extent of earnings distributions actually received from the investee. Our investment balance in private entities is included in long-term investments.

Recent Accounting Pronouncements

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

In 2009, the FASB issued new accounting guidance related to the recognition of revenue from multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies are required to develop a best estimate of the selling price for separate deliverables and allocate arrangement consideration using the relative selling price method. We adopted this guidance as of January 1, 2010 on a prospective basis. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In July 2010, the FASB issued new disclosure guidance related to the credit quality of financing receivables and the allowance for credit losses. This guidance will require companies to provide more information about the credit quality of their financing receivables in the disclosures to financial statements including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators. We will adopt this accounting standard upon its effective date for periods ending on or after December 15, 2010, and do not anticipate that this adoption will have a significant impact on our financial position or results of operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
	(In thousands, except per share amounts)
Numerator:
Net income	$349,736	$431,929	$1,034,191	$1,241,774
Denominator:
Weighted average common shares - basic	1,293,511	1,308,888	1,288,150	1,303,217
Dilutive effect of equity incentive plans	17,763	19,527	11,129	21,292
Weighted average common shares - diluted	1,311,274	1,328,415	1,299,279	1,324,509
Net income per share:
Basic	$0.27	$0.33	$0.80	$0.95
Diluted	$0.27	$0.33	$0.80	$0.94
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	81,225	33,486	105,255	33,092

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 3 — Goodwill and Intangible Assets

Goodwill

The following table presents goodwill balances and adjustments to those balances for each of our reportable segments during the nine months ended September 30, 2010:

	December 31, 2009	Goodwill Acquired	Adjustments	September 30, 2010
	(In thousands)
Reportable segments:
Marketplaces	$4,013,906	$4,200	$(19,924)	$3,998,182
Payments	2,156,541	—	(5,882)	2,150,659
	$6,170,447	$4,200	$(25,806)	$6,148,841

Investments accounted for under the equity method of accounting are classified on our balance sheet as long-term investments. Such investment balances include any related goodwill. As of December 31, 2009 and September 30, 2010, the goodwill related to our equity investments, included above, was approximately $27.4 million.

The adjustments to goodwill during the nine months ended September 30, 2010 were due primarily to foreign currency translation.

Goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. We conducted our annual impairment test as of August 31, 2010 and determined there was no impairment. There were no events or circumstances from that date through September 30, 2010 indicating that a further assessment was necessary.

Intangible Assets

The components of identifiable intangible assets are as follows:

	December 31, 2009				September 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
	(In thousands, except years)
Intangible assets:
Customer lists and user base	$819,653	$(524,667)	$294,986	6	$825,317	$(604,813)	$220,504	6
Trademarks and trade names	634,387	(300,046)	334,341	5	634,144	(363,750)	270,394	5
Developed technologies	225,614	(152,982)	72,632	3	228,096	(184,276)	43,820	3
All other	149,315	(83,462)	65,853	4	156,985	(105,170)	51,815	4
	$1,828,969	$(1,061,157)	$767,812		$1,844,542	$(1,258,009)	$586,533

Aggregate amortization expense for intangible assets was $92.2 million and $61.4 million for the three months ended September 30, 2009 and 2010, respectively. Aggregate amortization expense for intangible assets was $253.6 million and $197.6 million for the nine months ended September 30, 2009 and 2010, respectively.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 4 — Segments

Operating segments are based upon our internal organization structure, the manner in which our operations are managed, the criteria used by our Chief Operating Decision Maker to evaluate segment performance and the availability of separate financial information. We have two operating segments: Marketplaces and Payments. Historically, we had a Communications segment that consisted of Skype. On November 19, 2009, we completed the sale of Skype to an investor group for cash, a subordinated note and an equity stake of approximately 30 percent in the outstanding capital stock of the entity that purchased Skype (which is now named Skype). Accordingly, Skype's operating results are not consolidated in our 2010 results. However, Skype's results of operations are consolidated in our 2009 results through the date of sale.

The following tables summarize the financial performance of our operating segments:

	Three Months Ended September 30, 2009
	Marketplaces	Payments	Communications	Consolidated
	(In thousands)
Net revenues from external customers	$1,364,583	$688,063	$185,206	$2,237,852
Direct costs	790,964	586,265	140,372	1,517,601
Direct contribution	$573,619	$101,798	$44,834	720,251
Operating expenses and indirect costs of net revenues				277,310
Income from operations				442,941
Interest and other income (expense), net				(4,606)
Income before income taxes				$438,335

	Three Months Ended September 30, 2010
	Marketplaces	Payments	Consolidated
	(In thousands)
Net revenues from external customers	$1,411,323	$838,165	$2,249,488
Direct costs	850,631	676,497	1,527,128
Direct contribution	$560,692	$161,668	722,360
Operating expenses and indirect costs of net revenues			232,184
Income from operations			490,176
Interest and other income (expense), net			26,825
Income before income taxes			$517,001

	Nine Months Ended September 30, 2009
	Marketplaces	Payments	Communications	Consolidated
	(In thousands)
Net revenues from external customers	$3,847,731	$2,000,322	$508,377	$6,356,430
Direct costs	2,186,923	1,678,788	387,152	4,252,863
Direct contribution	$1,660,808	$321,534	$121,225	2,103,567
Operating expenses and indirect costs of net revenues				826,173
Income from operations				1,277,394
Interest and other income (expense), net				8,957
Income before income taxes				$1,286,351

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Nine Months Ended September 30, 2010
	Marketplaces	Payments	Consolidated
	(In thousands)
Net revenues from external customers	$4,196,452	$2,464,472	$6,660,924
Direct costs	2,489,375	1,957,701	4,447,076
Direct contribution	$1,707,077	$506,771	2,213,848
Operating expenses and indirect costs of net revenues			750,498
Income from operations			1,463,350
Interest and other income (expense), net			47,692
Income before income taxes			$1,511,042

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 5 — Fair Value Measurement of Assets and Liabilities

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and September 30, 2010:

Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In thousands)
Assets:
Cash and cash equivalents:
Bank deposits and money market funds	$3,999,818	$3,999,818	$—
Total cash and cash equivalents	3,999,818	3,999,818	—
Short-term investments:
Restricted cash	29,123	29,123	—
Corporate debt securities	73,140	—	73,140
Government and agency securities	109,807	—	109,807
Time deposits	310,418	—	310,418
Equity instruments	421,498	421,498	—
Total short-term investments	943,986	450,621	493,365
Derivatives	362	—	362
Long-term investments:
Restricted cash	985	985	—
Corporate debt securities	457,183	—	457,183
Government and agency securities	249,360	—	249,360
Time deposits and other	1,583	—	1,583
Total long-term investments	709,111	985	708,126
Total financial assets	$5,653,277	$4,451,424	$1,201,853

Liabilities:
Derivatives	$5,710	$—	$5,710

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Description	Balance as of September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In thousands)
Assets:
Cash and cash equivalents:
Bank deposits and money market funds	$4,180,907	$4,180,907	$—
Total cash and cash equivalents	4,180,907	4,180,907	—
Short-term investments:
Restricted cash	31,176	31,176	—
Corporate debt securities	325,867	—	325,867
Government and agency securities	107,097	—	107,097
Time deposits	130,936	—	130,936
Equity instruments	586,539	586,539	—
Total short-term investments	1,181,615	617,715	563,900
Derivatives	23,445	—	23,445
Long-term investments:
Restricted cash	1,932	1,932	—
Corporate debt securities	1,362,299	—	1,362,299
Government and agency securities	2,358	—	2,358
Time deposits and other	4,520	—	4,520
Total long-term investments	1,371,109	1,932	1,369,177
Total financial assets	$6,757,076	$4,800,554	$1,956,522

Liabilities:
Derivatives	$11,629	$—	$11,629

Our financial assets and liabilities are valued using market prices on both active markets (level 1) and less active markets (level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments. As of December 31, 2009 and September 30, 2010, we did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (level 3). Our derivative instruments are valued using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as equity prices, interest rate yield curves, option volatility and currency rates. Our derivative instruments are short-term in nature, typically one month to one year in duration. Cash and cash equivalents are short-term, highly liquid investments with original or remaining maturities of three months or less when purchased and are mainly comprised of bank deposits and money market funds.

In addition to the long-term investments noted above, we had approximately $672.7 million and $730.3 million of cost and equity method investments included in long-term investments on our condensed consolidated balance sheet at December 31, 2009 and September 30, 2010, respectively.

In Europe, we have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from this financial institution based upon our aggregate operating cash balances held in Europe within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income. As of September 30, 2010, we had a total of $3.4 billion in cash withdrawals offsetting our $3.5 billion in Aggregate Cash Deposits held within the same financial institution under this cash pooling arrangement.

Other financial instruments, including accounts receivable, loans and interest receivable, funds receivable, customer

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

Note 6 — Derivative Instruments

We have significant international revenues and costs denominated in foreign currencies, subjecting us to foreign currency risk. We purchase derivative financial instruments in the form of option and forward foreign currency contracts, generally with maturities of 12 months or less, to manage our foreign currency exposure.

All derivative financial instruments are recorded on the balance sheet at fair value. Foreign exchange contracts that qualify for hedge accounting are designated as cash flow hedges and reduce the volatility of cash flows primarily from forecasted revenue transactions denominated in certain foreign currencies. Changes in the fair value of these cash flow hedges are recorded in accumulated other comprehensive income (loss) and are reclassified to revenue when the underlying forecasted revenue transaction occurs. We also purchase foreign currency contracts that do not qualify for hedge accounting, which we refer to as non-designated derivatives, to reduce volatility from changes to the value of our foreign currency denominated assets, liabilities and earnings. Changes in the fair value of outstanding non-designated derivatives are recorded in interest and other income (expense), net, in the condensed consolidated statement of income. Our derivatives program is not designed or operated for trading or speculative purposes.

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

Fair Value of Derivative Contracts

The fair value of our outstanding derivative instruments was as follows:

	Derivative Assets Reported in Other Current Assets		Derivative Liabilities Reported in Other Current Liabilities
	December 31, 2009	September 30, 2010	December 31, 2009	September 30, 2010
	(In thousands)
Foreign exchange contracts designated as cash flow hedges	$27	$12,481	$4,848	$6,098
Foreign exchange contracts not designated as hedging instruments	335	10,964	862	5,531
Total fair value of derivative instruments	$362	$23,445	$5,710	$11,629

Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following table represents the activity of derivative contracts that qualify for hedge accounting as of December 31, 2009 and September 30, 2010, and the impact of designated derivative contracts on accumulated other comprehensive income for the nine months ended September 30, 2010:

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	December 31, 2009	Amount of gain (loss) recognized in other comprehensive income (effective portion)	Amount of gain reclassified from accumulated other comprehensive income to income (effective portion)	September 30, 2010
	(In thousands)
Foreign exchange contracts designated as cash flow hedges	$(4,821)	$(10,268)	$14,225	$(864)

Effect of Derivative Contracts on Condensed Consolidated Statement of Income

The following table provides the location in our financial statements of the recognized gains or losses related to our derivative instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
	(In thousands)
Foreign exchange contracts designated as cash flow hedges recognized in net revenues	$(1,784)	$6,362	$20,248	$14,225
Foreign exchange contracts not designated as hedging instruments recognized in interest and other income (expense), net	2,104	(19,795)	10,570	(9,056)
Total gain (loss) recognized from derivative contracts in the condensed consolidated statement of income	$320	$(13,433)	$30,818	$5,169

Note 7 — Commitments and Contingencies

Credit Agreement

As of September 30, 2010, there were no amounts outstanding under our $1.8 billion unsecured revolving credit facility and we were in compliance with the financial covenants in the credit agreement.

Commitments

 Effective September 1, 2010, WebBank replaced CIT Bank as the issuer of Bill Me Later credit products. As of September 30, 2010, $6.1 billion of unused credit was available to Bill Me Later accountholders. The individual lines of credit that make up this unused credit are subject to periodic review and termination by WebBank based on, among other things, account usage and customer creditworthiness. We purchase receivables on Bill Me Later customer accounts generated by WebBank.

Litigation and Other Legal Matters

In August 2006, Louis Vuitton Malletier and Christian Dior Couture filed two lawsuits in the Paris Court of Commerce against eBay Inc. and eBay International AG. Among other things, the complaint alleged that we violated French tort law by negligently broadcasting listings posted by third parties offering counterfeit items bearing plaintiffs' trademarks and by purchasing certain advertising keywords. Around September 2006, Parfums Christian Dior, Kenzo Parfums, Parfums Givenchy, and Guerlain Société also filed a lawsuit in the Paris Court of Commerce against eBay Inc. and eBay International AG. The complaint alleged that we had interfered with the selective distribution network the plaintiffs established in France and the European Union by allowing third parties to post listings offering genuine perfumes and cosmetics for sale on our websites. In June 2008, the Paris Court of Commerce ruled that eBay and eBay International AG were liable for failing to prevent the sale of counterfeit items on its websites that traded on plaintiffs' brand names and for interfering with the plaintiffs' selective distribution network. The court awarded plaintiffs approximately EUR 38.6 million in damages and issued an injunction (enforceable by daily fines of up to EUR 100,000) prohibiting all sales of perfumes and cosmetics bearing the Dior, Guerlain, Givenchy and Kenzo brands over all worldwide eBay sites to the extent that they are accessible from France. We appealed this

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

decision, and in September 2010, the Paris Court of Appeal reduced the damages award to EUR 5.7 million and modified the injunction. In 2009, plaintiffs filed an action regarding our compliance with the original injunction, and in November 2009, the court awarded the plaintiffs EUR 1.7 million (the equivalent of EUR 2,500 per day) and indicated that as a large Internet company we could do a better job of enforcing the injunction. Parfums Christian Dior has filed another motion relating to our compliance with the injunction. We have taken measures to comply with the injunction and have appealed these rulings, noting, among other things, the modification of the initial injunction. However, these and similar suits may force us to modify our business practices, which could lower our revenue, increase our costs, or make our websites less convenient to our customers. Any such results could materially harm our business. Other luxury brand owners have also filed suit against us or have threatened to do so in numerous different jurisdictions, seeking to hold us liable for, among other things, alleged counterfeit items listed on our websites by third parties, “tester” and other not for resale consumer products listed on our websites by third parties, alleged misuse of trademarks in listings, alleged violations of selective distribution channel laws, alleged violations of parallel import laws, alleged non-compliance with consumer protection laws or in connection with paid search advertisements. We have prevailed in some of these suits, lost in others, and many are in various stages of appeal. We continue to believe that we have meritorious defenses to these suits and intend to defend ourselves vigorously.
In May 2009, the U.K. High Court of Justice ruled in the case filed by L'Oréal SA, Lancôme Parfums et Beauté & Cie, Laboratoire Garnier & Cie and L'Oréal (UK) Ltd against eBay International AG, other eBay companies, and several eBay sellers (No. HC07CO1978) that eBay was not jointly liable with the seller co-defendants as a joint tortfeasor, and indicated that it would certify to the European Court of Justice questions of liability for the use of L'Oréal trademarks, hosting liability, and the scope of a possible injunction against intermediaries. The U.K. High Court of Justice certified a number of issues to the European Court of Justice and a hearing before the European Court of Justice on the certified issues took place in June 2010. A decision is not expected before 2011. The case was originally filed in July 2007. L'Oréal's complaint alleged that we were jointly liable for trademark infringement for the actions of the sellers who allegedly sold counterfeit goods, parallel imports and testers (not for resale products). Additionally, L'Oréal claimed that eBay's use of L'Oréal brands on its website, in its search engine and in sponsored links, and purchase of L'Oréal trademarks as keywords, constitute trademark infringement. The suit sought an injunction preventing future infringement, full disclosure of the identity of all past and present sellers of infringing L'Oréal goods, and a declaration that our Verified Rights Owner (VeRO) program as then operated was insufficient to prevent such infringement. Other damages claimed were to be specified after the liability stage of the proceedings.
In April 2010, the U.S. Second Circuit Court of Appeals upheld the decision of the trial court that eBay was not liable to Tiffany & Co. for direct or contributory trademark infringement and that generalized knowledge of alleged counterfeiting was not sufficient to cause intermediaries to be liable where there was no “willful blindness” by the intermediary to the problem. Tiffany has appealed to the U.S. Supreme Court for certiorari with respect to this decision. The Court remanded to the District Court the issue of false advertising, and in September 2010, the District Court entered judgment in favor of eBay on the false advertising claim. In June 2004, Tiffany (NJ) Inc. and Tiffany & Co. had filed a lawsuit in the U.S. District Court for the Southern District of New York (No. 04 Civ. 4607 (NRB)) claiming that eBay was liable for contributory trademark infringement, false advertising, unfair competition and various related claims based on the listing of alleged counterfeit Tiffany silver jewelry on the eBay website by third parties. The suit sought an injunction, lost profits, punitive damages and attorneys' fees. A bench trial took place in November 2007 and in a ruling in July 2008, the trial court rejected Tiffany's claims, finding that the burden of enforcing trademarks is on the trademark owner and that eBay's anti-counterfeiting efforts were sufficient under the law.
In June 2006, Net2Phone, Inc. filed a lawsuit in the U.S. District Court for the District of New Jersey (No. 06-2469) alleging that eBay Inc., Skype Technologies S.A., and Skype Inc. infringed five patents owned by Net2Phone relating to point-to-point Internet protocol. The suit sought an injunction against continuing infringement, unspecified damages, including treble damages for willful infringement, and interest, costs, and fees. In August 2010, Skype and eBay entered into a settlement agreement with Net2Phone, Inc. and related parties in settlement of all outstanding disputes among the parties.
In March 2007, a plaintiff filed a purported antitrust class action lawsuit against eBay in the Western District of Texas alleging that eBay and its wholly owned subsidiary PayPal “monopolized” markets through various anticompetitive acts and tying arrangements. The plaintiff alleged claims under sections 1 and 2 of the Sherman Act, as well as related state law claims. In April 2007, the plaintiff re-filed the complaint in the U.S. District Court for the Northern District of California (No. 07-CV-01882-RS), and dismissed the Texas action. The complaint seeks treble damages and an injunction. In 2007, the case was consolidated with other similar lawsuits (No. 07-CV-01882JF). In June 2007, we filed a motion to dismiss the complaint. In March 2008, the court granted the motion to dismiss the tying claims with leave to amend and denied the motion with respect to the monopolization claims. Plaintiffs subsequently decided not to refile the tying claims. The plaintiffs' motion on class certification and our motion for summary judgment were heard by the court in December 2009. In March 2010, the District Court granted our motion for summary judgment, denied plaintiffs' motion for class certification as moot, and entered judgment in our favor. Plaintiffs have appealed the District Court's decision, and the matter is fully briefed before the Ninth Circuit Court

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

of Appeals. We intend to vigorously oppose plaintiffs' appeal.
In October 2007, PartsRiver filed a lawsuit in the Eastern District of Texas (No. 2-07CV-440-DF) alleging that eBay, Microsoft, Yahoo!, Shopzilla, PriceGrabber and PriceRunner infringed its patent relating to search methods. The suit seeks an injunction against continuing infringement, unspecified damages, and interest, costs, and fees. The U.S. District Court for the Eastern District of Texas has granted defendants' motion to transfer venue and moved the case to the U.S. District Court for the Northern District of California. In August 2009, the District Court granted our motion for summary judgment and ruled that the PartsRiver patent was invalid based on a finding that it was “on sale” more than a year before the filing date of the patent. PartsRiver has appealed the District Court's decision. We intend to vigorously oppose PartsRiver's appeal.
eBay's Korean subsidiary, IAC, has notified its approximately 20 million users of a January 2008 data breach involving personally identifiable information including name, address, resident registration number and some transaction and refund data (but not including credit card information or real time banking information). Approximately 147,000 users have sued IAC over this breach in several lawsuits in Korean courts and more may do so in the future. Trial for a group of four representative suits began in August 2009 in the Seoul District Court, and trial for a group of 23 other suits began in September 2009 in the Seoul District Court. There is some precedent in Korea for a court to grant “consolation money” for data breaches without a specific finding of harm from the breach. Such precedents have involved payments of up to approximately $200 per user. In January 2010, the court ruled that IAC had met its obligations with respect to defending the site from intrusion and, accordingly, had no liability for the breach. This ruling has been appealed to the Seoul High Court, where it is currently being heard de novo.
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

Note 8 — Stock Repurchase Programs

In January 2008, our Board authorized a stock repurchase program that provides for the repurchase of up to $2.0 billion of our common stock with no expiration from the date of authorization. In September 2010, our Board authorized an additional stock repurchase program that provides for the repurchase of up to an additional $2.0 billion of our common stock, with no expiration from the date of authorization, for the purpose of offsetting the impact of dilution from our equity compensation programs. The stock repurchase activity under these stock repurchase programs during the first nine months of 2010 is summarized as follows (in thousands, except per share amounts):

	Shares Repurchased	Average Price per Share	Value of Shares Repurchased	Remaining Amount Authorized
Balance at January 1, 2010	49,805	$26.98	$1,343,500	$656,500
Authorization of additional plan in September 2010				2,000,000
Repurchase of common stock	13,093	22.89	299,661	(299,661)
Balance at September 30, 2010	62,898	$26.12	$1,643,161	$2,356,839

All of the shares of common stock repurchased by us during the first nine months of 2010 were repurchased during the three months ended September 30, 2010. These repurchased shares were recorded as treasury stock and were accounted for under the cost method. No repurchased shares have been retired.

From time to time, we enter into structured equity hedging transactions. We typically enter into and settle these transactions within the same fiscal quarter. The structured hedging transactions are accounted for as equity instruments. According to the terms of these transactions, if the market price of our common stock exceeds a pre-determined price on the maturity date, we have the option to settle these transactions in cash or by repurchasing shares of our common stock. If the market price of our common stock is below that pre-determined price on the maturity date, we are required to settle these transactions by repurchasing shares of our common stock. The number of shares repurchased through the use of structured equity hedging transactions would be included in the table above. The structured equity hedging transactions that settled in cash during the nine months ended September 30, 2010 resulted in aggregate premiums of approximately $2.3 million, which were recorded as additional paid-in capital.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 9 — Stock-Based Plans

Stock Option Activity

The following table summarizes stock option activity for the nine-month period ended September 30, 2010:

Shares
(In thousands)
Outstanding at January 1, 2010	54,048
Granted	7,522
Exercised	(7,037)
Forfeited/expired/cancelled	(5,717)
Outstanding at September 30, 2010	48,816

The weighted average exercise price of stock options granted during the period was $23.82 per share and the related weighted average grant date fair value was $6.68 per share.

Restricted Stock Unit Activity

The following table summarizes restricted stock unit ("RSU") activity for the nine-month period ended September 30, 2010:

Units
(In thousands)
Outstanding at January 1, 2010	42,241
Awarded	14,316
Vested	(13,645)
Forfeited	(3,621)
Outstanding at September 30, 2010	39,291

The weighted average grant date fair value for RSUs awarded during the period was $23.74 per share.

Nonvested Share Activity

There was no material activity related to our nonvested shares for the nine-month period ended September 30, 2010.

 Stock-based Compensation Expense

The impact on our results of operations of recording stock-based compensation expense for the three and nine months ended September 30, 2009 and 2010 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
	(In thousands)
Cost of net revenues	$11,134	$11,833	$37,614	$36,116
Sales and marketing	28,265	26,350	91,154	80,030
Product development	22,795	24,389	78,546	75,544
General and administrative	30,296	31,208	95,455	96,142
Total stock-based compensation expense	$92,490	$93,780	$302,769	$287,832
Capitalized in product development	$2,644	$2,948	$6,961	$8,027

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Valuation Assumptions

We calculated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the three and nine months ended September 30, 2009 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Risk-free interest rates	2.0%	0.98%	1.6%	1.4%
Expected lives (in years)	3.7	3.1	3.8	3.4
Dividend yield	—%	—%	—%	—%
Expected volatility	43%	40%	47%	37%

Our computation of expected volatility is based on a combination of historical and market-based implied volatility from traded options on our common stock. Our computation of expected life is based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

Note 10 — Restructuring

2009 Customer Service Consolidation

In 2009, we began the consolidation of certain customer service facilities in North America and Europe to streamline our operations and deliver better and more efficient customer support to our users. The consolidation has impacted approximately 1,000 employees. In connection with this consolidation, we estimate that we will incur aggregate costs of $45.0 million to $50.0 million. During the third quarter and first nine months of 2010, we incurred restructuring charges of $3.0 million and $20.4 million, respectively. Since the inception of the plan through September 30, 2010, we have incurred $47.4 million in restructuring related charges. We expect to complete these activities by the end of 2010.

The following table summarizes by segment the restructuring and other related costs recognized during the three months ended September 30, 2009 and 2010:

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2010
	Employee Severance and Benefits	Facilities	Total	Employee Severance and Benefits	Facilities	Total
	(In thousands)
Marketplaces	$6,617	$6,062	$12,679	$2,977	$28	$3,005
Payments	(3)	(3)	(6)	—	—	—
	$6,614	$6,059	$12,673	$2,977	$28	$3,005

The following table summarizes by segment the restructuring and other related costs recognized during the nine months ended September 30, 2009 and 2010:

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2010
	Employee Severance and Benefits	Facilities	Total	Employee Severance and Benefits	Facilities	Total
	(In thousands)
Marketplaces	$28,901	$7,836	$36,737	$17,228	$3,200	$20,428
Payments	190	10	200	9	—	9
	$29,091	$7,846	$36,937	$17,237	$3,200	$20,437

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table summarizes the restructuring reserve activity during the nine months ended September 30, 2010:

	Employee Severance and Benefits	Facilities	Total
	(In thousands)
Accrued liability as of January 1, 2010	$8,827	$2,082	$10,909
Charges	17,237	3,200	20,437
Payments	(19,979)	(1,595)	(21,574)
Adjustment	(1,004)	341	(663)
Accrued liability as of September 30, 2010	$5,081	$4,028	$9,109

In the table above, adjustments primarily reflect the impact of foreign currency translation.

Note 11 — Income Taxes

The following table reflects changes in unrecognized tax benefits for the nine-month period ended September 30, 2010:

(In thousands)
Gross amounts of unrecognized tax benefits as of January 1, 2010	$838,616
Increases related to prior period tax positions	3,323
Decreases related to prior period tax positions	(14,590)
Increases related to current period tax positions	90,020
Settlements	(13,073)
Gross amounts of unrecognized tax benefits as of September 30, 2010	$904,296

As of December 31, 2009 and September 30, 2010, our liabilities for unrecognized tax benefits were included in deferred and other tax liabilities, net. The total liabilities for unrecognized tax benefits and the increase in these liabilities in 2010 relate primarily to the allocations of revenue and costs among our global operations.

We recognize interest and/or penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties accrued as of December 31, 2009 and September 30, 2010 was approximately $90.5 million and $104.6 million, respectively.

We are subject to both direct and indirect taxation in the U.S. and various states and foreign jurisdictions. We are under examination by certain tax authorities for the 2003 to 2008 tax years. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations. The material jurisdictions where we are subject to potential examination by tax authorities for tax years after 2002 include, among others, the U.S. (Federal and California), France, Germany, Italy, Korea, Switzerland and Singapore. Due to ongoing tax examinations, we believe that it is impractical to determine the amount of unrecognized tax benefits that will increase or decrease over the next 12-month period ending September 30, 2011.

Note 12 — Skype-Related Transaction

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

You should read the following Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report.

Overview

We currently have two business segments: Marketplaces and Payments. Our Marketplaces segment provides the infrastructure to enable global online commerce on a variety of platforms, including the eBay.com platform and our other online platforms, such as our online classifieds businesses, our secondary tickets marketplace (StubHub), our online shopping comparison website (Shopping.com), our apartment listing service platform (Rent.com), and our fixed price media marketplace (Half.com). Our Payments segment is comprised of our online payment solutions PayPal and Bill Me Later. Historically, we also had a Communications segment that consisted of Skype Technologies S.A. (“Skype”). On November 19, 2009, we completed the sale of Skype to an investor group for cash, a subordinated note and an equity stake of approximately 30 percent in the outstanding capital stock of the entity that purchased Skype (which is now named Skype). Accordingly, Skype's operating results are not consolidated in our 2010 results. However, Skype's results of operations are consolidated in our 2009 results through the date of sale. Our non-controlling interest in Skype is accounted for under the equity method of accounting.

For the three months ended September 30, 2010, net revenues increased 1% to $2.2 billion compared to the same period of the prior year. Excluding prior year revenue from Skype of $185.2 million (sold in November 2009), revenue growth would have been 10%. Payments net revenues increased 22% year over year driven primarily by the Merchant Services business, while Marketplaces net revenues grew by 3%. For the three months ended September 30, 2010, our operating margin increased to 22%, compared to 20% in the same period of the prior year, due primarily to lower amortization costs associated with our acquired intangible assets and productivity gains, partially offset by the impact of a stronger U.S. dollar and faster growth in our lower margin business, PayPal. Our Payments segment margin for the three months ended September 30, 2010 increased 4.5 percentage points compared to the same period of the prior year due primarily to improvements in productivity and higher transaction margin. Our Marketplaces segment margin for the three months ended September 30, 2010 decreased 2.3 percentage points compared to the same period of the prior year due primarily to investments designed to build trust, value and selection and the impact of a stronger U.S. dollar, partially offset by improvements in productivity. For the three months ended September 30, 2010, our diluted earnings per share increased $0.06 to $0.33 compared to the same period of the prior year, driven primarily by the improvement in our operating margin noted above and higher interest and other income (expense), net. For the three months ended September 30, 2010, we generated cash flow from operations of approximately $747.1 million, which is consistent with the same period of the prior year.

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

Outlook

We expect growth in the fourth quarter of 2010 to be led by our Payments business, driven by year-over-year growth in net TPV as we continue to execute against our long-term growth strategies and priorities. We expect growth in our

Marketplaces business to be led by strong results in Europe and stable results in the U.S. We will continue to focus on driving operational efficiencies designed to enable us to reallocate resources to strategies and initiatives that we believe will directly benefit our customers and increase activity on our platforms. We expect growth rates of net revenues and earnings per diluted share for the fourth quarter of 2010 compared to the same period of the prior year to be negatively impacted by a stronger U.S. dollar.

Results of Operations

Summary of Net Revenues

We generate two types of net revenues: net transaction revenues and marketing services and other revenues. Our net transaction revenues are derived principally from listing fees and final value fees (which are fees payable on transactions completed on our Marketplaces trading platforms), fees paid by merchants for payment processing services and, until the sale of Skype on November 19, 2009, fees charged to users to connect Skype's Internet communications products to traditional fixed-line and mobile telephones. Our marketing services revenues are derived principally from the sale of advertisements, revenue sharing arrangements, classifieds fees and lead referral fees. Other revenues are derived principally from interest earned on certain PayPal customer account balances, interest and fees earned on the Bill Me Later portfolio of receivables from loans and from contractual arrangements with third parties that provide services to our users.

We generate the majority of our revenue internationally and, accordingly, fluctuations in foreign currency exchange rates impact our results of operations. We have a foreign exchange risk management program that is designed to reduce our exposure to fluctuations in foreign currencies; however, the effectiveness of this program in mitigating the impact of foreign currency fluctuations on our results of operations varies from period to period, and in any given period, our operating results are usually affected, sometimes significantly, by changes in currency exchange rates. For the three months ended September 30, 2010, foreign currency movements relative to the U.S. dollar, net of the $6.4 million positive impact from effective hedging activities of PayPal's net revenue, negatively impacted net revenues by approximately $42.9 million compared to the same period of the prior year. On a business segment basis for the three months ended September 30, 2010, foreign currency movements relative to the U.S. dollar negatively impacted Marketplaces and Payments net revenues by approximately $35.6 million and $7.3 million, respectively, compared to the same period of the prior year. For the nine months ended September 30, 2010, foreign currency movements relative to the U.S. dollar, inclusive of the $14.2 million positive impact from effective hedging activities of PayPal's net revenue, positively impacted net revenues by approximately $37.6 million compared to the same period of the prior year. On a business segment basis for the nine months ended September 30, 2010, foreign currency movements relative to the U.S. dollar positively impacted Marketplaces and Payments net revenues by approximately $24.5 million and $13.1 million, respectively, compared to the same period of the prior year.

The following table sets forth the breakdown of net revenues by type, segment and geography for the periods presented. In addition, we have provided a table of certain key operating metrics that we believe are significant factors affecting our net revenues.

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2009	2010	Change	2009	2010	Change
	(In thousands, except percentage changes)
Net Revenues by Type:
Net transaction revenues
Marketplaces	$1,151,361	$1,185,562	3%	$3,242,105	$3,541,014	9%
Payments	649,159	797,826	23%	1,884,154	2,335,153	24%
Communications	172,957	—	—%	471,856	—	—%
Total net transaction revenues	1,973,477	1,983,388	1%	5,598,115	5,876,167	5%
Marketing services and other revenues
Marketplaces	213,222	225,761	6%	605,626	655,438	8%
Payments	38,904	40,339	4%	116,168	129,319	11%
Communications	12,249	—	—%	36,521	—	—%
Total marketing services and other revenues	264,375	266,100	1%	758,315	784,757	3%
Total net revenues	$2,237,852	$2,249,488	1%	$6,356,430	$6,660,924	5%
Net Revenues by Segment:
Marketplaces	$1,364,583	$1,411,323	3%	$3,847,731	$4,196,452	9%
Payments	688,063	838,165	22%	2,000,322	2,464,472	23%
Communications	185,206	—	—%	508,377	—	—%
Total net revenues	$2,237,852	$2,249,488	1%	$6,356,430	$6,660,924	5%
Net Revenues by Geography:
U.S.	$1,013,477	$1,058,258	4%	$2,941,758	$3,094,573	5%
International	1,224,375	1,191,230	(3)%	3,414,672	3,566,351	4%
Total net revenues	$2,237,852	$2,249,488	1%	$6,356,430	$6,660,924	5%

Revenues are attributed to U.S. and international geographies based primarily upon the country in which the seller, payment recipient, customer, website that displays advertising, other service provider or, until the sale of Skype on November 19, 2009, the Skype user's Internet protocol address, as the case may be, is located.

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2009	2010	Change	2009	2010	Change
	(In millions, except percentage changes)
Supplemental Operating Data:
Marketplaces Segment: (1)
GMV excluding vehicles (2)	$12,191	$12,591	3%	$34,112	$38,493	13%
GMV vehicles only (3)	2,388	2,157	(10)%	6,765	6,367	(6)%
Total GMV (4)	$14,579	$14,748	1%	$40,877	$44,860	10%
Payments Segment:
Net TPV (5)	$17,682	$22,365	26%	$50,246	$65,089	30%

(1)	eBay's classifieds websites, Rent.com and Shopping.com are not included in these metrics.

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

(5)
Total dollar volume of payments, net of payment reversals, successfully completed through our Payments network and on Bill Me Later accounts during the period, excluding PayPal's payment gateway business.

Seasonality

The following table sets forth, for the periods presented, our total net revenues and the sequential quarterly movements of these net revenues:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except percentage changes)
2008*
Net revenues	$2,192,223	$2,195,661	$2,117,531	$2,035,846
Percent change from prior quarter	1%	—%	(4)%	(4)%
2009*
Net revenues	$2,020,586	$2,097,992	$2,237,852	2,370,932
Percent change from prior quarter	(1)%	4%	7%	6%
2010*
Net revenues	$2,196,057	$2,215,379	2,249,488	—
Percent change from prior quarter	(7)%	1%	2%	—
*    On November 19, 2009, we completed the sale of Skype to an investor group. Accordingly, Skype's revenue is not consolidated in our 2010 results. However, Skype's results of operations are consolidated in our 2008 and 2009 results through the date of sale.

We expect transaction activity patterns on our websites to mirror general consumer buying patterns.

Marketplaces Net Transaction Revenues

Marketplaces net transaction revenues increased $34.2 million, or 3%, while GMV excluding vehicles increased 3% during the third quarter of 2010 compared to the same period in the prior year. The increase in net transaction revenue was due primarily to growth in the number of sold items and continued growth at StubHub. Marketplaces year over year growth in the third quarter of 2010 was negatively impacted by a stronger U.S. dollar.

Marketplaces net transaction revenues increased $298.9 million, or 9%, while GMV excluding vehicles increased 13% during the first nine months of 2010 compared to the same period in the prior year. The increase in net transaction revenues was due primarily to the inclusion of revenue generated from Gmarket, the positive impact of foreign currency movements against the U.S. dollar and growth at StubHub, partially offset by our U.S. buyer loyalty programs and pricing initiatives (including larger discounts to our highest-rated sellers), which are recorded as a reduction in revenue.

Marketplaces net transaction revenues earned internationally totaled $644.3 million and $2.0 billion during the third quarter and first nine months of 2010, respectively, representing 54% and 56% of total Marketplaces net transaction revenues during those respective periods. Marketplaces net transaction revenues earned internationally totaled $623.5 million and $1.7 billion during the third quarter and first nine months of 2009, respectively, representing 54% and 53% of total Marketplaces net transaction revenues during those respective periods. The increase during the first nine months of 2010 was due primarily to inclusion of revenues generated from Gmarket and foreign currency movements against the U.S. dollar.

Payments Net Transaction Revenues

Payments net transaction revenues increased $148.7 million and $451.0 million, or 23% and 24%, respectively, during the third quarter and first nine months of 2010 compared to the same periods in the prior year. The increase was due primarily to net TPV growth of 26% and 30% during the third quarter and first nine months of 2010, respectively, compared to the same periods of the prior year, partially offset by lower take rates due primarily to a shift to larger merchants in our Merchant Services business. The increase in net TPV during the third quarter and first nine months of 2010 was due primarily to growth in consumer and merchant adoption of PayPal. Our Merchant Services net TPV experienced 40% and 44% growth during the third quarter and first nine months of 2010, respectively, compared to the same periods of the prior year. The increase in our Merchant Services net TPV was due primarily to an increase in the number of online merchants offering PayPal as a payment option, as well as an increase in the share of checkout of PayPal's existing customer base of merchants. Merchant Services net TPV represented 62% and 61% of PayPal's net TPV in the third quarter and first nine months of 2010, respectively.

Payments net transaction revenues earned internationally totaled $387.6 million and $1.1 billion during the third quarter and first nine months of 2010, representing 49% and 48%, respectfully, of total Payments net transaction revenues during those periods. Payments net transaction revenues earned internationally totaled $300.6 million and $853.8 million during the third quarter and first nine months of 2009, representing 46% and 45% of total Payments net transaction revenues during those respective periods. The increase in international net transaction revenues was due primarily to the growth of our Merchant Services business and increased penetration on eBay Marketplaces platforms internationally.

Communications Net Transaction Revenues

On November 19, 2009, we completed the sale of Skype to an investor group. Accordingly, Skype's revenue is not consolidated in our 2010 results. However, Skype's results of operations are consolidated in our 2009 results through the date of sale.

Marketing Services and Other Revenues

Marketing services and other revenues increased $1.7 million and $26.4 million, or 1% and 3%, respectively, during the third quarter and first nine months of 2010 compared to the same periods of the prior year, and represented 12% of total net revenues in all periods presented. The increase in marketing services and other revenues during the third quarter and first nine months of 2010 was due primarily to an increase in revenues attributable to our classifieds business and our advertising business, partially offset by the exclusion of marketing services and other revenues attributable to Skype.

Summary of Cost of Net Revenues

The following table summarizes changes in cost of net revenues for the periods presented:

	Three Months Ended September 30,		Change from 2009 to 2010		Nine Months Ended September 30,		Change from 2009 to 2010
	2009	2010	in Dollars	in %	2009	2010	in Dollars	in %
Cost of net revenues:	(In thousands, except percentages)
Marketplaces	$255,083	$272,789	$17,706	7%	$692,515	$791,652	$99,137	14%
As a percentage of total Marketplaces net revenues	18.7%	19.3%			18.0%	18.9%
Payments	302,971	367,479	64,508	21%	873,113	1,070,542	197,429	23%
As a percentage of total Payments net revenues	44.0%	43.8%			43.6%	43.4%
Communications	85,854	—	(85,854)	—%	243,439	—	(243,439)	—%
As a percentage of total Communications net revenues	46.4%	—%			47.9%	—%
Total cost of net revenues	$643,908	$640,268	$(3,640)	(1)%	$1,809,067	$1,862,194	$53,127	3%
As a percentage of net revenues	28.8%	28.5%			28.5%	28.0%

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

Marketplaces

Marketplaces cost of net revenues increased $17.7 million, or 7% during the third quarter of 2010, compared to the same period of the prior year. Marketplaces cost of net revenues also increased as a percentage of net revenues, year over year. The increase in both dollars and as a percentage of net revenues was due primarily to increased site operation costs.

Marketplaces cost of net revenues increased $99.1 million, or 14%, during the first nine months of 2010, compared to the same period of the prior year. Marketplaces cost of net revenues also increased as a percentage of net revenues, period over period. The increase in both dollars and as a percentage of net revenues was due primarily to the addition of Gmarket and increased site operation costs.

Payments

Payments cost of net revenues increased $64.5 million and $197.4 million, or 21% and 23%, during the third quarter and first nine months of 2010, respectively, compared to the same periods of the prior year. The increase in Payments cost of net revenues was due primarily to the impact of growth in net TPV.

Payments cost of net revenues as a percentage of Payments net revenues decreased slightly during the third quarter and first nine months of 2010 compared to the same period of the prior year due primarily to improved leverage of our customer support infrastructure and existing site operations, partially offset by lower take rates and higher interchange fees.

Communications

On November 19, 2009, we completed the sale of Skype to an investor group. Accordingly, Skype's cost of net revenue is not consolidated in our 2010 results.

Summary of Operating Expenses, Non-Operating Items and Provision for Income Taxes

The following table summarizes changes in operating expenses, non-operating items and provision for income taxes for the periods presented:

	Three Months Ended September 30,		Change from 2009 to 2010		Nine Months Ended September 30,		Change from 2009 to 2010
	2009	2010	in Dollars	in %	2009	2010	in Dollars	in %
			(In thousands, except percentage changes)
Sales and marketing	$491,461	$483,653	$(7,808)	(2)%	$1,359,277	$1,408,050	$48,773	4%
Product development	205,207	226,803	21,596	11%	605,126	662,259	57,133	9%
General and administrative	272,177	261,662	(10,515)	(4)%	797,966	800,505	2,539	—%
Provision for transaction and loan losses	96,682	97,964	1,282	1%	270,597	296,025	25,428	9%
Amortization of acquired intangible assets	72,803	45,957	(26,846)	(37)%	200,066	148,104	(51,962)	(26)%
Restructuring	12,673	3,005	(9,668)	(76)%	36,937	20,437	(16,500)	(45)%
Interest and other (expense)/income, net	(4,606)	26,825	31,431	682%	8,957	47,692	38,735	432%
Provision for income taxes	(88,599)	(85,072)	3,527	(4)%	(252,160)	(269,268)	(17,108)	7%

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

Sales and marketing expenses decreased $7.8 million, or 2%, during the third quarter of 2010, compared to the same period of the prior year. The decrease in sales and marketing expense was due primarily to the exclusion of costs attributable to Skype (sold in November 2009), partially offset by higher marketing program costs and employee-related expenses (including consultant costs, facility costs and equipment-related costs). A significant portion of our sales and marketing expense is attributable to our efforts to optimize our online marketing programs, primarily paid search, in order to drive traffic to our Marketplaces and Payments websites.

Sales and marketing expenses increased $48.8 million, or 4%, during the first nine months of 2010, compared to the same period of the prior year. The increase in sales and marketing costs for the first nine months of 2010 was due primarily to higher employee-related expenses (including consultant costs, facility costs and equipment-related costs), marketing program costs and costs attributable to Gmarket, partially offset by the exclusion of costs attributable to Skype.

Product Development

Product development expenses consist primarily of employee compensation, contractor costs, facilities costs and depreciation on equipment. Product development expenses are net of required capitalization of major site and other product development efforts, including the development of our next generation platform architecture, migration of certain platforms, seller tools and Payments services projects. Capitalized site and product development costs were $38.7 million and $98.8 million in the third quarter and first nine months of 2010, respectively, compared to $29.0 million and $81.0 million in the third quarter and first nine months of 2009, respectively, and are primarily reflected as a cost of net revenues when amortized in future periods.

Product development expenses increased $21.6 million, or 11% during the third quarter of 2010, compared to the same period of the prior year. The increase was due primarily to higher employee-related costs (including consultant costs, facility costs and equipment-related costs) driven by increased investment in our top technology priorities (search, catalog, mobile, platform, and user experience), partially offset by the exclusion of costs attributable to Skype.

Product development expenses increased $57.1 million, or 9%, during the first nine months of 2010, compared to the same period of the prior year. The increase in product development costs for the first nine months of 2010 was due primarily to the increase in employee-related costs described above, as well as the inclusion of costs attributable to Gmarket, partially offset by the exclusion of costs attributable to Skype.

General and Administrative

General and administrative expenses consist primarily of employee compensation, contractor costs, facilities costs, depreciation of equipment, employer payroll taxes on employee stock-based compensation, legal settlement costs, insurance and professional fees.

General and administrative expenses decreased $10.5 million, or 4%, during the third quarter of 2010, compared to the same period of the prior year. The decrease was due primarily to the exclusion of costs attributable to Skype.

General and administrative expenses increased $2.5 million, or less than 1%, during the first nine months of 2010, compared to the same period of the prior year. The increase in general and administrative costs for the first nine months of 2010 was due primarily to the inclusion of costs attributable to Gmarket, partially offset by a decrease in legal expenses, the exclusion of costs attributable to Skype and acquisition related costs in the second quarter of 2009. Our legal expenses, including those related to various ongoing legal proceedings, may fluctuate substantially from period to period.

Provision for Transaction and Loan Losses

Provision for transaction and loan losses consists primarily of bad debt expense associated with our accounts receivable balance, loan losses associated with our principal loan receivable balance and PayPal transaction loss expense, as well as losses resulting from our customer protection programs.
Provision for transaction and loan losses increased $1.3 million and $25.4 million, or 1% and 9%, during the third quarter and first nine months of 2010, respectively, compared to the same periods of the prior year. These increases were due primarily to the ongoing roll-out of eBay's buyer protection program and increases in transaction volume, partially offset by improvements in PayPal's transaction loss rate, loan loss rates and bad debt rates. PayPal's transaction loss rate has declined due to improvements in fraud loss detection, as well as the substitution of eBay's Buyer Protection Program for PayPal programs, partially offset by the recent launch of PayPal's buyer protection program for Merchant Services transactions. We continue to expect our provision for transaction and loan loss expense to fluctuate depending on many factors, including macroeconomic conditions, our customer protection programs and regulatory changes.

Amortization of Acquired Intangible Assets
From time to time we have purchased, and we expect to continue to purchase, assets and businesses. These purchase transactions generally result in the creation of acquired intangible assets with finite lives and lead to a corresponding increase in our amortization expense in future periods. We amortize intangible assets over the period of estimated benefit, using the straight-line method and estimated useful lives ranging from one to eight years. Amortization of acquired intangible assets is also impacted by our sale activity and timing of acquired intangible assets becoming fully amortized.

Amortization of acquired intangible assets decreased by $26.8 million, or 37%, during the third quarter of 2010, compared to the same period of the prior year. The decrease in amortization of acquired intangible assets was due primarily to our sale of Skype and the timing of acquired intangible assets becoming fully amortized.

Amortization of acquired intangible assets decreased by $52.0 million, or 26%, during the first nine months of 2010, compared to the same period of the prior year. The decrease in amortization of acquired intangible assets was due primarily to our sale of Skype and the timing of acquired intangible assets becoming fully amortized, partially offset by charges relating to amortization of intangibles that resulted from our acquisition of Gmarket.

Restructuring

In 2009, we began the consolidation of certain customer service facilities in North America and Europe to streamline our operations and deliver better and more efficient customer support to our users. The consolidation has impacted approximately 1,000 employees. Restructuring expenses decreased $9.7 million and $16.5 million, or 76% and 45%, during the third quarter and first nine months of 2010, respectively, compared to the same periods of the prior year. The restructuring charges incurred during both periods related primarily to employee severance and benefits.

In connection with the consolidation, we estimate that we will incur aggregate restructuring costs of $45.0 million to $50.0 million. During the third quarter and first nine months of 2010, we incurred restructuring charges of $3.0 million and $20.4 million, respectively. Since the inception of the plan, we have incurred $47.4 million in restructuring related charges. We expect to complete these activities by the end of 2010. See “Note 10 — Restructuring” to the condensed consolidated financial statements included in this report.

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

Interest and other income (expense), net increased $31.4 million during the third quarter of 2010 compared to the same period of the prior year. The increase in interest and other income (expense), net was due primarily to gains from our investments accounted for under the equity method of accounting, a gain from the release of a legal contingency associated with the sale of Skype and an increase in interest income associated with higher investment balances and higher yielding instruments. These increases were partially offset by an increase in foreign currency losses. See “Note 6 — Derivative Instruments” to the condensed consolidated financial statements for more information related to foreign currency hedging activities impacting interest and other income (expense), net.

Interest and other income (expense), net increased $38.7 million during the first nine months of 2010 compared to the same period of the prior year. The increase in interest and other income (expense), net was due primarily to the gain on the early repayment in full of the Skype note receivable and senior debt securities, an increase in interest income associated with higher investment balances and higher yielding instruments, a gain from the release of a legal contingency associated with the sale of Skype in the third quarter of 2010 and realized investment gains. These increases were partially offset by charges associated with the sale of Skype that were finalized during the first quarter of 2010.

Provision for Income Taxes

The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate due primarily to foreign income with lower tax rates and tax credits that lower the effective tax rate, offset by state taxes and other factors that impact the effective tax rate.

Our effective tax rate was 16% and 18% for the third quarter and the first nine months of 2010, respectively, compared to 20% for the same periods in the prior year. The decrease in our effective tax rate during the third quarter of 2010 compared to the same period of the prior year was due primarily to a favorable change in our geographic mix of earnings. The decrease in our effective tax rate for the first nine months of 2010 compared to the same period of the prior year was due primarily to a favorable change in our geographic mix of earnings and the release of tax reserves for uncertain tax positions due to a favorable ruling issued by a tax authority.

From time to time, we engage in certain intercompany transactions and legal entity restructurings. We consider many factors when evaluating these transactions, including the alignment of our corporate structure with our organizational objectives and the operational and tax efficiency of our corporate structure, as well as the long-term cash flows and cash needs of our different businesses. These transactions may impact our overall tax rate and/or result in additional cash tax payments. The impact in any period may be significant. These transactions may be complex in nature and the impact of such transactions on future periods may be difficult to estimate. In 2009, we completed a legal entity restructuring as a result of which we transferred approximately $1.1 billion in cash to the U.S. The tax impact of this restructuring was included in our 2009 provision for income taxes. As a result of this transaction, we made cash payment for taxes of approximately $207.4 million during the first quarter of 2010. See “Liquidity and Capital Resources - Cash Flows - Operating Activities” below.

We are regularly under examination by tax authorities both domestically and internationally. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations. Due to the ongoing tax examinations, we believe it is impractical to determine the amount and timing of these adjustments.

Liquidity and Capital Resources

Cash Flows

	Nine Months Ended September 30,
	2009	2010
	(In thousands)
Net cash provided by (used in):
Operating activities	$2,137,486	$1,891,755
Investing activities	(2,031,583)	(1,390,732)
Financing activities	(782,043)	(259,086)
Effect of exchange rates on cash and cash equivalents	45,071	(60,848)
Net (decrease) increase in cash and cash equivalents	$(631,069)	$181,089

Operating Activities

We generated cash from operating activities in amounts greater than net income in the nine months ended September 30, 2009 and September 30, 2010 due primarily to non-cash charges to earnings and changes in working capital. Non-cash charges to earnings included depreciation and amortization on our long-term assets, stock-based compensation and the provision for transaction and loan losses. The decrease in cash provided by operating activities during the nine months ended September 30, 2010 compared to the same period of the prior year was due primarily to cash paid in the first quarter of 2010 for taxes of $207.4 million related to a legal entity restructuring completed in the fourth quarter of 2009 and movements in working capital.

Investing Activities

The net cash used in investing activities of $1.4 billion in the nine months ended September 30, 2010 was due primarily to cash paid for the purchases of investments of $2.0 billion and purchases of property and equipment of $526.4 million, partially offset by proceeds of $1.2 billion from the maturities and sale of investments and proceeds received from the Skype note receivable of $125.0 million.

The net cash used in investing activities of $2.0 billion in the nine months ended September 30, 2009 was due primarily to cash paid for the acquisition of Gmarket of $1.2 billion and net cash paid for the purchases of investments of $468.4 million and property and equipment of $394.2 million.

Financing Activities

The net cash used in financing activities of $259.1 million in the nine months ended September 30, 2010 was due primarily to cash outflows of $297.7 million to repurchase common stock, as well as cash paid for tax withholdings in the amount of $106.9 million related to net share settlements of restricted stock awards and units. These cash outflows were partially offset by proceeds of $118.9 million from the issuance of common stock in connection with the exercise of stock options and our employee stock purchase program and $26.6 million of excess tax benefits from stock-based compensation.

The net cash used in financing activities of $782.0 million in the nine months ended September 30, 2009 was due primarily to the repayment of borrowings under our credit agreement of $800.0 million. We did not repurchase any common stock during the first nine months of 2009.

The negative effect of exchange rate movements on cash and cash equivalents during the nine months ended September 30, 2010 was due to the strengthening of the U.S. dollar against other currencies, primarily the Euro. The positive effect of exchange rate movements on cash and cash equivalents during the nine months ended September 30, 2009 was due to the weakening of the U.S. dollar against other currencies, primarily the Euro.

Stock Repurchases

In January 2008, our Board authorized a stock repurchase program that provides for the repurchase of up to $2.0 billion of our common stock, with no expiration from the date of authorization. In September 2010, our Board authorized an additional stock repurchase program that provides for the repurchase of up to an additional $2.0 billion of our common stock, with no expiration from the date of authorization, for the purpose of offsetting the impact of dilution from our equity compensation programs. During the nine months ended September 30, 2010, we repurchased approximately $299.7 million of our common stock under these stock repurchase programs. As of September 30, 2010, $2.4 billion remained for further repurchases of our common stock under these stock repurchase programs.

Credit Agreement

As of September 30, 2010, there were no amounts outstanding under our $1.8 billion credit agreement.
Commitments

Effective September 1, 2010, WebBank replaced CIT Bank as the issuer of Bill Me Later credit products. As of September 30, 2010, $6.1 billion of unused credit was available to Bill Me Later accountholders. The individual lines of credit that make up this unused credit are subject to periodic review and termination by WebBank based on, among other things, account usage and customer creditworthiness. We purchase receivables on Bill Me Later customer accounts generated by WebBank.

Liquidity and Capital Resource Requirements

At September 30, 2010, we had cash, cash equivalents and non-equity investments of $6.1 billion, compared to $5.2 billion at December 31, 2009. At September 30, 2010, we held balances in cash, cash equivalents and non-equity investments outside the U.S. in certain of our foreign operations totaling approximately $5.2 billion. If these cash and cash equivalents were distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances. Our available cash and cash equivalents are held in bank deposits and money market funds. We actively monitor the third-party depository institutions and money market funds that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal while secondarily maximizing yield on those funds. We diversify our cash and cash equivalents among various financial institutions and money market funds in order to reduce our exposure should any one of these financial institutions or money market funds fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

From time to time, we consider raising capital through the issuance and sale of our debt securities, such as pursuant to the effective automatic shelf registration statement that we filed with the Securities and Exchange Commission in October 2008 that permits us to publicly offer and sell an unlimited amount of debt securities from time to time. In September 2010, our board of directors authorized the issuance of up to $1.5 billion in term debt securities under our existing shelf registration. Additionally, our board of directors has authorized us to establish a commercial paper program that, if implemented, could permit us to issue and have outstanding up to $1.0 billion of commercial paper notes at any time. However, we cannot assure you that we will issue any debt securities or establish a commercial paper program or, if we do, the amount of any debt securities or commercial paper notes we may sell thereunder.

We believe that our existing cash and cash equivalents, together with cash expected to be generated from operations, cash available through our credit agreement and cash we could raise through possible debt financings and the establishment of a commercial paper program, will be sufficient to fund our operating activities, anticipated capital expenditures, Bill Me Later portfolio of receivables from loans, stock repurchases and tax liabilities for the foreseeable future.

Off-Balance Sheet Arrangements

As of September 30, 2010, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources. In Europe, we have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from this financial institution based upon our aggregate operating cash balances held in Europe within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income. As of September 30, 2010, we had a total of $3.4 billion in cash withdrawals offsetting our $3.5 billion in Aggregate Cash Deposits held within the same financial institution under this cash pooling arrangement.

Customer balances held as direct claims against us, primarily non-U.S. customer funds held by PayPal, are included on our condensed consolidated balance sheet in “funds receivable and customer accounts” with an offsetting current liability in “funds payable and amounts due to customers,” and totaled approximately $1.8 billion and $1.5 billion as of September 30, 2010 and December 31, 2009, respectively. Customer funds held by PayPal as an agent or custodian on behalf of our customers are not reflected in our condensed consolidated balance sheet. These funds include funds that are deposited in bank accounts insured by the Federal Deposit Insurance Corporation (subject to applicable limits) on behalf of U.S. customers and funds that U.S. customers choose to invest in The PayPal Money Market Fund, which totaled approximately $2.5 billion and $2.2 billion as of September 30, 2010 and December 31, 2009, respectively. The PayPal Money Market Fund is invested in a portfolio managed by BlackRock Fund Advisors.

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

Item 3:    Quantitative and Qualitative Disclosures About Market Risk

The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures

About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2009. Our market risk profile has not changed significantly during the first nine months of 2010.

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

Investment Risk

As of September 30, 2010, the carrying value of our cash and cash equivalents approximated their fair value and represented approximately 56% of our total cash, cash equivalents and investment portfolio. As of September 30, 2010, our cash and cash equivalents were held primarily in bank deposits and money market funds. As of September 30, 2010, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

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

•
the primary and secondary effects of previously announced and possible future changes to our pricing, products and policies, including, among other changes: a reduced emphasis on upfront fees (e.g., insertion fees for listings) and corresponding increases in success-based fees (e.g., final value fees for sold items); the discontinuation of certain optional seller listing features and loss of associated revenues; new algorithms for determining which listings appear at the top of searches; tighter seller standards, which may restrict some sellers from selling on our websites even if they have been able to do so historically; restrictions or holds on payments made to certain sellers or in connection with certain categories of higher-risk transactions; incentives and rewards for top sellers, including pricing discounts; increased protection for buyers; lower insertion fees for, and extended duration of, listings of fixed-price items; limits on sellers' shipping and handling charges for certain categories of items (e.g., media); requiring sellers to accept at least one approved payment method (and restricting sellers from referencing non-permitted payment methods, including paper forms of payment such as checks and money orders), on eBay.com in the U.S. for most categories of items and other restrictive payment policies on international sites; changes intended to drive more sales and improve seller efficiency, including, among others, the expansion of buyer incentives and loyalty programs (e.g., eBay Bucks), requiring sellers to provide additional key information about the transaction to set buyer expectations and help reduce seller costs, changes to performance standards and/or rewards for sellers (including the creation of a new top-rated seller status and accounting for cases filed through the eBay and PayPal buyer protection programs in evaluating seller performance); changes to the dispute resolution process (including directing eBay buyers to resolve disputes with sellers through eBay instead of through PayPal); the adoption of a single fixed price format, which includes making listings previously available under our store inventory format accessible through our search algorithms, changes to our fee structure, including new standard fees and, for a monthly subscription fee, eBay Stores packages with discounted fees; and upgrades to eBay checkout services and, effective July 2011, the discontinuation of support for third party checkout services;

•	our ability to manage the costs of our user protection programs;

•	the volume, velocity, size, timing, monetization, and completion rates of transactions using our websites or technology;

•	regulatory and legal actions imposing obligations on our businesses or our users, including the injunction related to certain cosmetic and perfume brands (see “Item 1 - Legal Proceedings” above);

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
We have announced changes to our Marketplaces business intended to drive more sales and improve seller efficiency. For example, in the U.S. and the U.K., we have begun testing the efficacy of improving new seller performance and increasing buyer satisfaction by requesting that PayPal hold new seller funds in certain instances. Some of the changes that we have announced to date have been controversial with, and led to dissatisfaction among, our sellers, and additional changes that we announce in the future may also be negatively received by some of our sellers. This may not only impact the supply of items listed on our websites, but because many sellers also buy from our sites, it may adversely impact demand as well. Given the number of recent changes that we have made to our policies and pricing, it may take our sellers some time to fully assess and adjust to these changes, and sellers may elect to reduce volume while making such assessments and adjustments or in response to these changes. If any of these changes cause sellers to move their business (in whole or in part) away from our websites or otherwise fail to improve gross merchandise volume or the number of successful listings, our operating results and profitability will be harmed. We believe that the mix of sales under our traditional auction-style listing format and fixed-price listing format will continue to shift towards our fixed-price format. Accordingly, we have eliminated some of the features related to our traditional auction-style format and expect others will become less meaningful to, and used less frequently by, our sellers, which would result in a corresponding decrease in revenues from such features. In addition, we expect that the costs associated with our seller discount programs will increase as more sellers will become eligible for such discounts.
In addition, because a large percentage of PayPal transactions originate on the eBay platform, declines in growth rates in major Marketplaces markets also adversely affect PayPal's growth. The expected future growth of our PayPal, StubHub, and other lower margin businesses may also cause downward pressure on our profit margins because those businesses have lower gross margins than our Marketplaces platforms.
The current economic downturn could harm our business.
Our Marketplaces and Payments businesses are dependent on consumer purchases. The current economic downturn has resulted in reduced buyer demand and reduced selling prices and may reduce the volume of purchases on our Marketplaces platforms and the volume of transactions paid for using our PayPal payment service, all of which would adversely affect our business. In addition, the economic downturn has adversely affected our advertising revenues and may continue to require us to increase our reserves for bad debt and transaction losses. Continuing poor economic conditions will likely continue or exacerbate these trends. In the event of the bankruptcy of a merchant that sells goods or services in advance of the date of their delivery or use (such as airline, cruise or concert tickets), PayPal could be liable to the buyers of such goods or services either through its buyer protection program or through chargebacks on payment cards used by customers to fund their payment through PayPal.
We are exposed to fluctuations in currency exchange rates and interest rates.
Because we conduct the majority of our business outside the United States but report our financial results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. In connection with its multi-currency service, PayPal fixes exchange rates twice per day, and may face financial exposure if it incorrectly fixes the exchange rate or if exposure reports are delayed. PayPal also holds some corporate and customer funds in non-U.S. currencies, and thus its financial results are affected by the translation of these non-U.S. currencies into U.S. dollars. In addition, the results of operations of many of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions will result in increased net revenues, operating expenses and net income. Similarly, our translation of foreign currency denominated transactions will result in lower net revenues, operating expenses and net income if the U.S. dollar strengthens against foreign currencies, as happened in the first half of 2010. Net revenues in the nine months ended September 30, 2010 were positively impacted by foreign currency translation of $37.6 million compared to the same period of the prior fiscal year. Operating income for the nine months ended September 30, 2010 was positively impacted by foreign currency translation of $2.5 million compared to the same period of the prior fiscal year. As exchange rates vary, net revenues and other operating results, when translated, may differ materially from expectations. In particular, to the extent the U.S. dollar strengthens against the Euro, British pound, Korean won, Australian dollar or Canadian dollar, our foreign revenues and profits will be reduced as a result of these translation adjustments. While from time to time we enter into transactions to hedge portions of our foreign currency translation exposure, it is impossible to perfectly predict or completely eliminate the effects of this exposure. In addition, to the extent the U.S. dollar strengthens against the Euro, the British pound, the Australian dollar, and the Canadian dollar, cross-border trade related to purchases of dollar-denominated goods by non-U.S. purchasers will likely decrease, and that decrease will likely not be offset by a corresponding increase in cross-border trade involving purchases by U.S. buyers of goods denominated in other currencies, adversely affecting our business.

In addition, we face exposure to fluctuations in interest rates. For example, relatively low interest rates have continued to limit our investment income, including income we earn on PayPal customer balances, which in turn has materially lowered our net interest income.
Bill Me Later's operations depend on lending services provided by an unaffiliated lender.
We acquired Bill Me Later, a company that facilitates credit services by lending banks, in November 2008. Bill Me Later is neither a chartered financial institution nor is it licensed to make loans in any state. Accordingly, Bill Me Later must rely on a bank or licensed lender to issue the Bill Me Later credit products and extend credit to customers in order to offer the Bill Me Later service. Currently, when a consumer makes a purchase using a Bill Me Later credit product issued by a chartered financial institution, the chartered financial institution extends credit to the consumer, funds the consumer loan at the point of sale and advances funds to the merchant. We subsequently purchase the receivables related to the consumer loans extended by the chartered financial institution. Although the chartered financial institution continues to own each customer account, we own the related receivable, and Bill Me Later is responsible for all servicing functions related to the account.
In September 2010, we transitioned from CIT Bank to a different chartered financial institution, WebBank, which is now the issuer of the Bill Me Later credit products. Any termination or interruption of ability of WebBank to lend could result in our being unable to originate any new transactions for the Bill Me Later service. Under those circumstances, we would be required to either reach a similar arrangement with another chartered financial institution, which may not be available on favorable terms, if at all, or to obtain our own bank charter, which would be a time-consuming and costly process and would subject us to a number of additional laws and regulations.
A lawsuit has been filed against Bill Me Later in the U.S. District Court for the Northern District of California, alleging that in its relationship with CIT Bank, Bill Me Later was acting as the true lender to customers in violation of various California laws, including the state's usury law. We believe that these allegations are without merit and intend to defend ourselves vigorously. However, this area of law is uncertain and if the lawsuit is successful, Bill Me Later may be required to change its methods of operations, pay substantial damages and reduce some of its charges and fees, which would likely adversely affect our business.
If our Payments business is found to be subject to or in violation of any laws or regulations, including those governing money transmission, electronic funds transfers, money laundering, counter-terrorist financing, banking and lending, it could be subject to liability, licensure and regulatory approval and may be forced to change its business practices.
While PayPal currently allows its customers with credit cards to send payments from 190 markets, PayPal only allows customers in 66 of those markets (including the U.S.) to receive payments, in some cases with significant restrictions on the manner in which customers can withdraw funds. These limitations may affect PayPal's ability to grow in these markets.
Of the 190 markets whose residents can use the PayPal service, 31 (27 countries plus four French overseas departments) are members of the European Union (EU). Since 2007, PayPal has provided localized versions of its service to customers in the EU through PayPal (Europe) S.A.R.L. et Cie, SCA, a wholly-owned subsidiary of PayPal that is licensed and subject to regulation as a bank in Luxembourg. Accordingly, PayPal (Europe) is subject to significant fines or other enforcement action if it violates the disclosure, reporting, anti-money laundering, capitalization, funds management, corporate governance or other requirements imposed on Luxembourg banks. PayPal has limited experience in operating as a bank, and any fines or other enforcement actions imposed by the Luxembourg regulator could adversely affect PayPal's business. PayPal (Europe) implements its localized services in EU countries through an expedited “passport” notification process through the Luxembourg regulator to regulators in other EU member states pursuant to EU Directives, and has completed the “passport” notice process in all EU member countries. The regulators in these countries could notify PayPal (Europe) of local consumer protection laws that will apply to its business, in addition to Luxembourg consumer protection law, and could also seek to persuade the Luxembourg regulator to order PayPal (Europe) to conduct its activities in the local country through a branch office. Any such actions by these regulators could increase the cost of, or delay, PayPal's plans for expanding its business in EU countries. In addition, the EU Payments Service Directive, which established a new regulatory regime for payment services providers, formally took effect in November 2009. The interpretation of regulations implementing the EU Payments Service Directive remains uncertain.
In Australia, PayPal serves its customers through PayPal Australia Pty. Ltd., which is licensed by the Australian Prudential Regulatory Authority as a purchased payment facility provider, which is a type of authorized depository institution. Accordingly, PayPal Australia is subject to significant fines or other enforcement action if it violates the disclosure, reporting, anti-money laundering, capitalization, corporate governance or other requirements imposed on Australian depository institutions. In China, PayPal is affiliated with Shanghai Wangfuyi Information Technology Ltd., which is licensed as an Internet Content Provider and operates a payments service only for Chinese customers and only for transactions denominated in Chinese currency. The People's Bank of China (PBOC) has recently enacted regulations to establish a new type of license, called a Payment Settlement Organization (PSO) license, which will be required for non-bank payment services. The PBOC regulations leave unclear whether a foreign-owned company such as PayPal can control or invest in a Payment Settlement Organization, and whether Wangfuyi would be eligible to obtain a PSO license.

To date, PayPal has obtained licenses to operate as a money transmitter in 42 U.S. states and territories and interpretations in seven states that licensing is not required under their existing statutes. The remaining U.S. state and territories do not currently regulate money transmitters. As a licensed money transmitter, PayPal is subject to restrictions on its investment of customer funds, reporting requirements, bonding requirements, and inspection by state regulatory agencies. If PayPal were found to be in violation of money services laws or regulations, PayPal could be subject to liability, forced to cease doing business with residents of certain states, forced to change its business practices, or required to obtain additional licenses or regulatory approvals that could impose a substantial cost on PayPal. Any change to PayPal's business practices that makes the service less attractive to customers or prohibits its use by residents of a particular jurisdiction could decrease the velocity of trade on eBay, which would further harm our business.
In markets other than the U.S., the EU, Australia and the China domestic business, PayPal serves its customers through PayPal Private Ltd., a wholly-owned subsidiary of PayPal that is based in Singapore. In many of these markets, it is not clear whether PayPal's Singapore-based service is subject to Singaporean law or, if it were subject to local laws, whether such local law would require a payment processor like PayPal to be licensed as a bank or financial institution or otherwise. In such markets, the business may rely on partnerships with local banks to process payments and conduct foreign exchange in local currency. Local regulators who do not have jurisdiction over Singapore-based PayPal Private Ltd. may use their local regulatory power to slow or halt payments to local merchants conducted through the local banking partner. Such regulatory actions impacting local banking partner arrangements could impose substantial costs and involve considerable delay to the provision or development of PayPal services in that market. The Reserve Bank of India has asserted that PayPal's offering of payment services to customers outside of India to send personal, non-commercial payments to recipients in India requires a license from the Reserve Bank, and has also asserted that PayPal cannot hold balances on behalf of Indian customers, even if those balances derive from export transactions, are held outside of India and are not denominated in Indian rupees. The Reserve Bank directed the Indian affiliate of PayPal's processing bank to suspend all withdrawals to the Indian bank accounts of PayPal customers for both personal and business customers for a period of time and may again impose such a suspension if it is not satisfied with PayPal's corrective actions. PayPal has suspended personal non-commercial payments to and from Indian accounts, but PayPal could be subject to fines from the Reserve Bank, and PayPal's prospects for future business in India, both cross-border and domestic, could be materially and adversely affected.
Even if PayPal is not currently required to be licensed in some jurisdictions, future localization or targeted marketing of PayPal's service in those countries, or expansion of the financial products offered by PayPal in new jurisdictions (either alone, through a commercial alliance or through an acquisition), could subject PayPal to additional licensure requirements, laws and regulations and increased regulatory scrutiny, any of which may harm PayPal's business. These factors could impose substantial costs and involve considerable delay to the provision or development of its products. Delay or failure to receive such a license or regulatory approval could require PayPal to change its business practices or features in ways that would adversely affect PayPal's international expansion plans, and could require PayPal to suspend providing products and services to customers in one or more countries.
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
Several countries in which PayPal is regulated, including Australia, Luxembourg and Singapore, have implemented new anti-money laundering and counter-terrorist financing laws and regulations, and PayPal has had to make changes to its procedures in response. In November 2009, the Australian anti-money laundering and counter-terrorist financing regulator (AUSTRAC) accepted an enforceable undertaking from PayPal Australia pursuant to which PayPal Australia agreed, among other things, to appoint an independent auditor to assess PayPal Australia's anti-money laundering compliance policies and procedures and issue a report identifying any unremediated deficiencies accompanied by a plan by PayPal to remedy any such deficiencies. In the enforceable undertaking, AUSTRAC expressed concern that PayPal Australia does not have systems and controls in place to manage adequately its money laundering and terrorist financing risk. In September 2010, the independent auditor completed its review and issued a revised report, and PayPal Australia submitted a revised remediation plan. PayPal Australia will have to invest in improvements to its anti-money laundering and counter-terrorist financing systems, policies and operations as part of its remediation plan. In addition, PayPal Australia could be required to obtain additional information from customers, verify that information, and monitor its customers' activities more closely. As PayPal continues to localize its services in additional jurisdictions, it could be required to meet standards similar to those in Australia. These requirements could impose significant costs on PayPal, cause delay to other planned product improvements, make it more difficult for new customers to join its network and reduce the attractiveness of its products.

Although there have been no definitive interpretations to date, PayPal has taken actions as though its service is subject to the Electronic Fund Transfer Act and Regulation E of the U.S. Federal Reserve Board. As a result, among other things, PayPal provides advance disclosure of changes to its service, follows specified error resolution procedures and reimburses consumers for losses from certain transactions not authorized by the consumer. PayPal seeks to pass most of these losses on to the relevant merchants, but PayPal incurs losses if the merchant does not have sufficient funds in its PayPal account. Additionally, even technical violations of these laws can result in penalties of up to $1,000 for each non-compliant transaction, or up to $500,000 per violation in any class action. In the second quarter of 2010, two putative class-action lawsuits (Devinda Fernando and Vadim Tsigel v. eBay Inc. and PayPal, Inc.; and Moises Zepeda v. PayPal, Inc.) have been filed in the U.S. District Court in the Northern District of California. These lawsuits contain allegations related to violations of aspects of the Electronic Fund Transfer Act and Regulation E, violations of a previous settlement agreement related to Regulation E, and/or allege that PayPal improperly held user's funds or otherwise improperly limited user's accounts. These lawsuits seek damages as well as changes to PayPal's practices among other remedies. A determination that there have been violations of the Electronic Fund Transfer Act, Regulation E or violations of other laws relating to PayPal's practices could expose PayPal to significant liability. Changes to PayPal's practices that may result from these lawsuits could require PayPal to incur significant costs and to expend product resources, which could cause delay to other planned product improvements, which would further harm our business.
Our Bill Me Later service is similarly subject to a variety of laws and regulations. Although we do not originate loans under the Bill Me Later service, we do purchase receivables related to the consumer loans extended by the bank which originates them, and one or more jurisdictions may conclude that an eBay company that purchases those receivables is a lender or money transmitter or loan broker, which could subject us to liability or regulation in one or more jurisdictions. Additionally, federal regulators could mandate changes to the relationship between us and the issuing bank of the Bill Me Later credit products. Any termination or interruption of the issuing bank's lending services to consumers could result in an interruption of Bill Me Later services, as described under the caption “Bill Me Later's operations depend on lending services provided by an unaffiliated lender” above. Also, effective in three stages in February 2010, July 2010 and August 2010, certain provisions of the Credit Card Accountability Responsibility and Disclosure Act of 2009, or the CARD Act, and certain changes to Regulation Z of the U.S. Federal Reserve Board require the issuing bank and us to make fundamental changes to many of the practices currently used with respect to Bill Me Later consumer accounts, including marketing, pricing (including finance charges, promotional programs and late fees assessed on receivables purchased by us from the bank) and billing, which could in turn adversely affect this business.
The listing or sale by our users of pirated or counterfeit items may harm our business.
We have received in the past, and we anticipate receiving in the future, communications alleging that certain items listed or sold through our service by our users infringe third-party copyrights, trademarks and trade names, or other intellectual property rights. See “Item 1 - Legal Proceedings” above. Although we have sought to work actively with the owners of intellectual property rights to eliminate listings offering infringing items on our websites, some rights owners have expressed the view that our efforts are insufficient. Content owners and other intellectual property rights owners have been active in asserting their purported rights against online companies, including eBay. Allegations of infringement of intellectual property rights have resulted in threats of litigation and actual litigation against us from time to time by rights owners, including litigation brought by luxury brand owners such as Tiffany & Co. in the U.S., Rolex S.A. and Coty Prestige Lancaster Group GmbH in Germany, Louis Vuitton Malletier and Christian Dior Couture in France and L'Oréal SA, Lancôme Parfums et Beauté & Cie and Laboratoire Garnier & Cie in several European countries. The plaintiffs in these cases seek to hold eBay liable for alleged counterfeit items listed on our sites by third parties, for “tester” and other consumer products labeled in a manner to prevent resale and for unboxed and other allegedly nonconforming products listed on our sites by third parties, for the alleged misuse of trademarks or copyrights in listings or otherwise on our sites, or in connection with paid search advertisements, or for alleged violations of selective distribution channel laws or parallel import laws for listings of authentic items, or for alleged non-compliance with consumer protection laws. Such plaintiffs seek, among other things, injunctive relief and damages. In the aggregate, these suits could result in significant damage awards and injunctions that could adversely affect our business. These and similar suits may force us to modify our business practices, which could lower our revenue, increase our costs or make our websites less convenient to our customers. Any such results could materially harm our business. In addition, rights owners have aggressively sought to reduce the applicability of limitations to intellectual property rights such as copyright exhaustion and the first sales doctrine in cases such as Vernor v. Autodesk Inc. (Ninth Circuit Court of Appeals) and Costco Wholesale Corp. vs. Omega S.A. (pending before the U.S. Supreme Court). To the extent such doctrine are limited, the supply of goods available for resale on eBay may be adversely affected.
In addition to litigation from rights owners, we may be subject to regulatory, civil or criminal proceedings and penalties if governmental authorities believe we have aided in the sale of counterfeit goods. While we have had some early success in defending against such litigation, more recent cases have been based, at least in part, on different legal theories than those of earlier cases, and there is no guarantee that we will continue to be successful in defending against such litigation. Plaintiffs in recent cases have argued that we are not entitled to safe harbors under the Digital Millennium Copyright Act in the U.S. or as a hosting provider in the European Union under the Electronic Commerce Directive because of the alleged active nature of our involvement with our sellers, and that, whether or not such safe harbors are available, we should be found liable because we supposedly have not adequately removed listings that are counterfeit or are authentic but allegedly violate trademark or copyright law or effectively suspended users who have created such listings. We are constantly seeking to improve and modify our efforts to eliminate counterfeit and pirated items. These improvements are in response to ongoing business initiatives designed to reduce bad buyer experiences and improve customer satisfaction as well as in response to new patterns we are seeing among counterfeiters and others committing fraud on our users. Notwithstanding these efforts, we believe that the legal climate, especially in Europe, is becoming more adverse to our positions, which may require us to take actions which could lower our revenues, increase our costs, or make our websites less convenient to our customers, which may materially harm our business. In addition, a public perception that counterfeit or pirated items are commonplace on our sites, even if factually incorrect, could damage our reputation and our business.
Content owners and other intellectual property rights owners may also seek to bring legal action against entities that are peripherally involved in the sale of infringing items, such as payment companies. To the extent that intellectual property rights owners bring legal action against PayPal based upon the use of PayPal's payment services in a transaction involving the sale of infringing items, including on our websites, our business could be harmed.
We are subject to patent litigation.
We have repeatedly been sued for allegedly infringing other parties' patents. Some of these ongoing suits are described under the heading “Item 1 - Legal Proceedings” above. We are a defendant in other patent suits and we have been notified of several other potential patent disputes, and expect that we will increasingly be subject to patent infringement claims involving various aspects of our Marketplaces and Payments segments as our services expand in scope and complexity. These claims, whether meritorious or not, are time consuming and costly to resolve, and could require expensive changes in our methods of doing business, could require us to enter into costly royalty or licensing agreements, or could require us to cease conducting certain operations.
Use of our services for illegal purposes could harm our business.
The law relating to the liability of providers of online services for the activities of their users on their service is often challenged in the U.S. and internationally. We may be unable to prevent our users from selling unlawful or stolen goods or unlawful services, or selling goods or services in an unlawful manner, and we may be subject to allegations of civil or criminal liability for unlawful activities carried out by users through our services. We have been subject to several lawsuits based upon such allegations. In December 2004, an executive of Baazee.com, our Indian subsidiary, was arrested in connection with a user's listing of a pornographic video clip on that website. We continue to contest the charges related to this arrest. Similarly, one of our Korean subsidiaries (IAC) and one of its employees were found criminally liable for listings (which occurred prior to our acquisition) on IAC's website. The German Federal Supreme Court has ruled that we may have a duty to take reasonable measures to prevent prohibited DVDs from being sold on our site to minors and that competitors may be able to enforce this duty. In a number of circumstances, third parties, including government regulators and law enforcement officials, have alleged that our services aid and abet certain violations of certain laws, including antiscalping laws with respect to the resale of tickets, laws regarding the sale of counterfeit items, the fencing of stolen goods, selective distribution channel laws, distance selling laws and the sale of items outside of the U.S. that are regulated by U.S. export controls.
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
PayPal's payment system is also susceptible to potentially illegal or improper uses. These may include illegal online gambling, fraudulent sales of goods or services, illicit sales of prescription medications or controlled substances, piracy of software and other copyrighted or trademarked goods, money laundering, terrorist financing, bank fraud, child pornography trafficking, prohibited sales of alcoholic beverages or tobacco products, and online securities fraud. There has been an increased focus by rights owners and U.S. government officials on the role payments systems play in the sale of, and payment for, pirated digital goods on the Internet. Recent changes in law have increased the penalties for intermediaries providing payment services for certain illegal activities, and additional payments-related proposals are under active consideration by government policymakers. Despite measures PayPal has taken to detect and lessen the risk of this kind of conduct, illegal activities could still be funded using PayPal. Any resulting claims or liabilities could harm our business.
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

Furthermore, several court decisions arguably have narrowed the scope of the immunity provided to Internet service providers like us under the Communications Decency Act. For example, the Ninth Circuit has held that certain immunity provisions under the Communications Decency Act might not apply to the extent that a website owner materially contributes to the development of unlawful content on its website. As our websites evolve, challenges to the applicability of these immunities can be expected to continue. In addition, the Paris Court of Appeal has ruled in the Louis Vuitton Malletier and Christian Dior Couture cases that applicable laws protecting passive internet “hosts” from liability are inapplicable to eBay given that eBay actively promotes bidding on its sellers' listings and receives a commission on successful transactions, and is therefore a broker.. This trend, if continued, may increase our potential liability to third parties for the user-provided content on our sites, particularly in jurisdictions outside the U.S. where laws governing Internet transactions are unsettled. If we become liable for information provided by our users and carried on our service in any jurisdiction in which we operate, we could be directly harmed and we may be forced to implement new measures to reduce our exposure to this liability, including expending substantial resources or discontinuing certain service offerings, which would negatively affect our financial results. In addition, the increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could require us to incur additional costs and harm our reputation and our business.
Government inquiries may lead to charges or penalties.
A large number of transactions occur on our websites on a daily basis. Government regulators have received a significant number of consumer complaints about both eBay and PayPal, which, while small as a percentage of our total transactions, are large in aggregate numbers. As a result, from time to time we have been contacted by various foreign and domestic governmental regulatory agencies that have questions about our operations and the steps we take to protect our users from fraud. PayPal has received inquiries regarding its restriction and disclosure practices from the Federal Trade Commission and regarding these and other business practices from the attorneys general of a number of states. In September 2006, PayPal entered into a settlement agreement with the attorneys general of a number of states under which it agreed to pay $1.7 million to the attorneys general, shorten and streamline its user agreement, increase educational messaging to users about funding choices, and communicate more information regarding protection programs to users. We currently face inquiries from government regulators in various jurisdictions related to actions that we have taken that are designed to improve the security of transactions and the quality of the user experience on our websites and we may face similar inquires from other government regulators in the future. For example, both the Australian Competition and Consumer Commission and the Reserve Bank of Australia recently reviewed our policies requiring sellers to offer PayPal as a payment alternative on most transactions on our localized Australian website and precluding sellers from imposing a surcharge or any other fee for accepting PayPal or other payment methods. Other regulators have requested information concerning PayPal's limitations of customer accounts. Similarly, Bill Me Later has from time to time received customer complaints that could result in investigations into Bill Me Later's business practices by state or federal regulators. As a result of the recent credit crisis, some new laws have been passed, and we expect additional new laws and regulations to be adopted that impose, among other requirements, additional obligations and restrictions on providers of credit. We are likely to receive additional inquiries from regulatory agencies in the future, including under existing or new credit laws or regulations, which may lead to action against us. We have responded to all inquiries from regulatory agencies by describing our current and planned antifraud efforts, customer support procedures, operating procedures and disclosures. If one or more of these agencies is not satisfied with our response to current or future inquiries, we could be subject to enforcement actions, fines or other penalties, or forced to change our operating practices in ways that could harm our business.
We are subject to general litigation and regulatory disputes.
From time to time, we are involved in other disputes or regulatory inquiries that arise in the ordinary course of business. The number and significance of these disputes and inquiries have increased as our business has expanded and our company has grown larger. We have in the past been forced to litigate such claims. We may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act, the Lanham Act and the Communications Decency Act are interpreted by the courts and as we expand geographically into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries such as ourselves are either unclear or less favorable. We are also subject to federal, state, local and foreign laws of general applicability, including laws regulating working conditions (e.g., the Fair Labor Standards Act). Any claims or regulatory actions against us, whether meritorious or not, could be time consuming, result in costly litigation, damage awards, injunctive relief, or increased costs of doing business through adverse judgment or settlement, require us to change our business practices in expensive ways, require significant amounts of management time, result in the diversion of significant operational resources, or otherwise harm our business.
Changes to our dispute resolution process could increase our costs and loss rate.
In April 2009, we announced plans to change the dispute resolution process (which we refer to as “resolutions”) for transactions on eBay.com and eBay.co.uk in which a buyer claims the item was not received or the item they received was different from that described in the listing. We implemented these plans in the fourth quarter of 2009 and the first quarter of 2010. Previously, buyers with an issue on our eBay.com and eBay.co.uk platform were generally required to contact the seller directly and, if they were unable to resolve the issue, to start the resolutions process online via PayPal's resolution center. We have transitioned to a new, on-eBay resolutions process provided by eBay customer support, which now serves as the primary entry point for buyers on eBay.com and eBay.co.uk who are unable to resolve their disputes with eBay sellers. Among other things, the new resolutions process provides that eBay will generally reimburse the buyer for the full amount of an item's purchase price (including original shipping costs), in cases where the item was not received or the item they received was different from that described in the listing, and the seller does not provide adequate resolution to the buyer. eBay then attempts to recoup amounts paid to the buyer from the seller's PayPal accounts or other payment methods.
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
Over the last several years, we have enhanced the buyer and seller protections offered by PayPal in certain eBay marketplaces, and in certain countries for transactions outside of eBay marketplaces. These changes to PayPal's buyer and seller protection program could result in future increases and fluctuations in our Payments transaction loss rate. For the fiscal year ended December 31, 2009 and nine months ended September 30, 2010, our Payments transaction losses (including both direct losses and buyer protection payouts) totaled $180.9 million and $112.4 million, representing 0.25% and 0.17% of our net total payment volume in the respective periods. We have also recently changed the dispute resolution process for transactions on eBay.com and eBay.co.uk, as described in greater detail above under the caption “Changes to our dispute resolution process could increase our costs and loss rate,” which could result in an increase in our combined eBay and PayPal transaction losses.
PayPal's highly automated and liquid payment service makes PayPal an attractive target for fraud. In configuring its service, PayPal continually strives to maintain the right balance of appropriate measures to promote both convenience and security for customers. Identity thieves and those committing fraud using stolen credit card or bank account numbers can potentially steal large amounts of money from businesses such as PayPal. We believe that several of PayPal's current and former competitors in the electronic payments business have gone out of business or significantly restricted their businesses largely due to losses from this type of fraud. While PayPal uses advanced anti-fraud technologies, we expect that technically knowledgeable criminals will continue to attempt to circumvent PayPal's anti-fraud systems using increasingly sophisticated methods. In addition, PayPal's service could be subject to employee fraud or other internal security breaches, and PayPal may be required to reimburse customers for any funds stolen as a result of such breaches. Merchants could also request reimbursement, or stop using PayPal, if they are affected by buyer fraud or other types of fraud.
PayPal incurs substantial losses from merchant fraud, including claims from customers that merchants have not performed or that their goods or services do not match the merchant's description. PayPal also incurs losses from claims that the customer did not authorize the purchase, from buyer fraud, from erroneous transmissions, and from customers who have closed bank accounts or have insufficient funds in them to satisfy payments. In addition to the direct costs of such losses, if they are related to credit card transactions and become excessive, they could potentially result in PayPal losing the right to accept credit cards for payment, which would materially and adversely affect our business. In addition, if PayPal were unable to accept credit cards, the velocity of trade on eBay could decrease and result in corresponding decreases in our net total payment volume, in which case our business would further suffer. The Bill Me Later service is similarly subject to the risk of fraudulent activity associated with merchants, users of the Bill Me Later service and third parties handling its user information, which could increase our exposure to transaction losses and adversely affect this business. Our Payments business has taken measures to detect and reduce the risk of fraud, but these measures need to be continually improved and may not be effective against new and continually evolving forms of fraud or in connection with new product offerings. If these measures do not succeed, our business will suffer.
eBay faces similar risks with respect to fraudulent activities on its websites. eBay periodically receives complaints from users who may not have received the goods that they had purchased. In some cases individuals have been arrested and convicted for fraudulent activities using our websites. eBay also receives complaints from sellers who have not received payment for the goods that a buyer had contracted to purchase. Non-payment may occur because of miscommunication, because a buyer has changed his or her mind and decided not to honor the contract to purchase the item, or because the buyer bid on the item maliciously in order to harm either the seller or eBay. In some European and Asian jurisdictions, buyers may also have the right to withdraw from a sale made by a professional seller within a specified time period. While eBay can, in some cases, suspend the accounts of users who fail to fulfill their payment or delivery obligations to other users, eBay does not have the ability to require users to make payment or deliver goods, or otherwise make users whole other than through our limited buyer protection programs. The impact of changes to our dispute resolutions program implemented beginning in 2009 is discussed in more detail above under the caption “Changes to our dispute resolution process could increase our costs and loss rate.”
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
Governmental regulators worldwide are also looking at approaches intended to reduce online fraud. Some of the current proposals (e.g., two-factor authentication in France to verify a user's identity) could increase our costs and require us to change our business practices in ways that would harm our business.
From time to time, we have considered more active mechanisms designed to combat bad transactions and increase buyer satisfaction, including evaluating sellers on the basis of their transaction history and restricting or suspending their activity as a result. Our increased usage of these or other mechanisms to attempt to improve buyer satisfaction could result in dissatisfaction on the part of sellers, loss of share to competing marketplaces, reduced selection of inventory on our sites and other adverse effects.
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
Our businesses involve the storage and transmission of users' proprietary information, and security breaches could expose us to a risk of loss or misuse of this information, litigation, and potential liability. An increasing number of websites, including several other large internet companies, have recently disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on portions of their sites. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose users. A party that is able to circumvent our security measures could misappropriate our or our users' proprietary information, cause interruption in our operations, damage our computers or those of our users, or otherwise damage our reputation and business. Any compromise of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, and a loss of confidence in our security measures, which could harm our business.
Currently, a significant number of our users authorize us to bill their credit card accounts directly for all transaction fees charged by us. PayPal's users routinely provide credit card and other financial information. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication to effectively secure transmission of confidential information, including customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in the technology used by us to protect transaction data being breached or compromised. Non-technical means, for example, actions by a suborned employee, can also result in a data breach.
Under credit card rules and our contracts with our card processors, if there is a breach of credit card information that we store, or that is stored by PayPal's direct credit card processing customers, we could be liable to the credit card issuing banks for their cost of issuing new cards and related expenses. In addition, if we fail to follow credit card industry security standards, even if there is no compromise of customer information, we could incur significant fines or lose our ability to give customers the option of using credit cards to fund their payments or pay their fees. If we were unable to accept credit cards, our business would be seriously damaged.
Our servers are also vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions, and we have experienced “denial-of-service” type attacks on our system that have made all or portions of our websites unavailable for periods of time (most recently involving our StubHub website in early 2010). We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. These issues are likely to become more difficult as we expand the number of places where we operate. Security breaches, including any breach by us or by parties with which we have commercial relationships that result in the unauthorized release of our users' personal information, could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our insurance policies carry low coverage limits, which may not be adequate to reimburse us for losses caused by security breaches.

Our users, as well as those of other prominent Internet companies, have been and will continue to be targeted by parties using fraudulent “spoof” and “phishing” emails to misappropriate passwords, credit card numbers, or other personal information or to introduce viruses or other malware through “trojan horse” programs to our users' computers. These emails appear to be legitimate emails sent by eBay, PayPal, or a user of one of those businesses, but direct recipients to fake websites operated by the sender of the email or request that the recipient send a password or other confidential information via email or download a program. Despite our efforts to mitigate “spoof” and “phishing” emails through product improvements and user education, “spoof” and “phishing” remain a serious problem that may damage our brands, discourage use of our websites, and increase our costs.
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
We derive significant revenue from advertising on our websites. Revenues from online advertising are sensitive to events and trends that affect advertising expenditures, such as general changes in the economy and changes in consumer spending, as well as the effectiveness of online advertising versus offline advertising media and the value our websites provide to advertisers relative to other websites. Recent economic conditions have adversely impacted our advertising revenue. In addition, major search engine operators have the ability to change from time to time, at their sole discretion, the rules and search algorithms governing the pricing, availability, and placement of online advertising. Any changes in these rules or search algorithms could materially reduce the value that we derive from online advertising on our websites, either directly or indirectly. For example, retailers pay a fee to Shopping.com for online shoppers directed to their websites by Shopping.com. Rule changes made by search engines in 2008 disrupted traffic to our Shopping.com website, which in turn adversely affected click-through traffic to retailers from our Shopping.com website and associated fee revenue. Furthermore, we have recently changed the placement of ads on our sites, which may reduce the amount we are paid. Finally, legislators and regulators in various jurisdictions, including the U.S. and the European Union, are reviewing Internet advertising models and the use of user-related data, and are considering proposals that could restrict or otherwise impact this business model. If we experience a reduction in our advertising revenues due to economic, competitive, regulatory, technological or other factors, including the worldwide economic slowdown, a reduction in revenue due to the renegotiation of the terms of our contracts with major advertising companies such as Yahoo!, Google and Microsoft, changes in our ad placement, or if we are unable to provide value to our advertisers, our business and financial results would suffer.

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
We are subject to the same foreign and domestic laws as other companies conducting business on and off the Internet. It is not always clear how existing laws governing issues such as property ownership, copyrights, trademarks and other intellectual property issues, parallel imports and distribution controls, taxation, libel and defamation, obscenity, and personal privacy apply to online businesses such as ours. The majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Those laws that do reference the Internet, such as the U.S. Digital Millennium Copyright Act and the European Union's Directives on Distance Selling and Electronic Commerce, are being interpreted by the courts, but their applicability and scope remain uncertain. Furthermore, as our activities and the types of goods and services listed on our websites expand, including through acquisitions such as Bill Me Later and StubHub, regulatory agencies or courts may claim or hold that we or our users are subject to licensure or prohibited from conducting our business in their jurisdiction, either generally or with respect to certain actions (e.g., the sale of real estate, event tickets, cultural goods, boats and automobiles). Recent financial and political events may increase the level of regulatory scrutiny on large companies in general and financial services companies in particular.
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
A number of the lawsuits against us relating to trademark issues seek to have our websites subject to unfavorable local laws. For example, “trademark exhaustion” principles provide trademark owners with certain rights to control the sale of a branded authentic product until it has been placed on the market by the trademark holder or with the holder's consent. The application of “trademark exhaustion” principles is largely unsettled in the context of the Internet, and if trademark owners are able to force us to prohibit listings of certain items in one or more locations, our business could be harmed.

As we expand and localize our international activities, we become obligated to comply with the laws of the countries or markets in which we operate. In addition, because our services are accessible worldwide, and we facilitate sales of goods to users worldwide, one or more jurisdictions may claim that we or our users are required to comply with their laws based on the location of our servers or one or more of our users, or the location of the product or service being sold or provided in an ecommerce transaction. For example, we were found liable in France, under French law in the Louis Vuitton Malletier litigation for transactions on some of our websites worldwide that did not involve French buyers or sellers (see “Item 1- Legal Proceedings” above). Laws regulating Internet and ecommerce companies outside of the U.S. may be less favorable than those in the U.S., giving greater rights to consumers, content owners, competitors, users and other third parties. Compliance may be more costly or may require us to change our business practices or restrict our service offerings, and the imposition of any regulations on our users may harm our business. In addition, we may be subject to overlapping legal or regulatory regimes that impose conflicting requirements on us. Our alleged failure to comply with foreign laws could subject us to penalties ranging from criminal prosecution to significant fines to bans on our services, in addition to the significant costs we may incur in defending against such actions.
In light of the global financial crisis, U.S. federal lawmakers have enacted legislation overhauling the federal government's oversight of consumer financial products and systemic risk in the U.S. financial system. Although the full effect of the new legislation will be dependent on regulations to be adopted by a number of different agencies, we expect the general effect of the new law will be to require PayPal and Bill Me Later to make additional disclosures to their users and to impose new restrictions on certain of their activities. These new obligations will increase our costs and may result in increased litigation, the need to make expensive product changes and other adverse impacts on our business.
Changes to payment card networks or bank fees, rules, or practices could harm PayPal's business.
PayPal does not belong to or directly access payment card networks, such as Visa and MasterCard, which enable PayPal's acceptance of credit cards and debit cards (including some types of prepaid cards). As a result, PayPal must rely on banks or other payment processors to process transactions, and must pay fees for this service. From time to time, payment card networks have increased, and may increase in the future, the interchange fees and assessments that they charge for each transaction using one of their cards. PayPal's payment card processors have the right to pass any increases in interchange fees and assessments on to PayPal as well as increase their own fees for processing. Changes in interchange fees and assessments could increase PayPal's operating costs and reduce its profit margins. In addition, in some markets, governments have required Visa and MasterCard to reduce interchange fees, or have opened investigations as to whether Visa or MasterCard's interchange fees and practices violate antitrust law. In the United States, the recently-enacted financial reform law authorizes the Federal Reserve Board to regulate debit card interchange rates. Any material reduction in credit or debit card interchange rates in the United States or other markets could jeopardize PayPal's competitive position against traditional credit and debit card processors.
PayPal is also required by its processors to comply with payment card network operating rules, and PayPal has agreed to reimburse its processors for any fines they are assessed by payment card networks as a result of any rule violations by PayPal or PayPal's customers. The payment card networks set and interpret the card rules. Payment card networks could adopt new operating rules or re-interpret existing rules that PayPal or its processors might find difficult or even impossible to follow. As a result, PayPal could lose its ability to give customers the option of using payment cards to fund their payments, or could lose its ability to give customers the choice of currency in which they would like their card to be charged. If PayPal were unable to accept payment cards, its business would be seriously damaged. In addition, the velocity of trade on eBay could decrease and our business would further suffer.
PayPal is required to comply with payment card networks' special operating rules for Internet payment services. PayPal and its payment card processors have implemented specific business processes for merchant customers in order to comply with these rules, but any failure to comply could result in fines, the amount of which would be within the payment card networks' discretion. PayPal also could be subject to fines from payment card networks if it fails to detect that merchants are engaging in activities that are illegal or that are considered “high risk,” primarily the sale of certain types of digital content. For “high risk” merchants, PayPal must either prevent such merchants from using PayPal or register such merchants with payment card networks and conduct additional monitoring with respect to such merchants. PayPal has incurred fines from its payment card processors relating to PayPal's failure to detect the use of its service by “high risk” merchants. The amount of these fines has not been material, but any additional fines in the future would likely be for larger amounts, could become material, and could result in a termination of PayPal's ability to accept payment cards or changes in PayPal's process for registering new customers, which would seriously damage PayPal's business.
Changes in PayPal's funding mix could adversely affect PayPal's results.
PayPal pays significant transaction fees when customers fund payment transactions using credit cards, lower payments when customers fund payments with debit cards, nominal fees when customers fund payment transactions by electronic transfer of funds from bank accounts, and no fees when customers fund payment transactions from an existing PayPal account balance or use buyer credit issued by GE Money Bank. As of October 2009, eligible U.S. customers may also fund payment transactions through a loan originated by an unaffiliated lender as part of the Bill Me Later service, and PayPal will incur no fees for such transactions. Customers fund a significant portion of PayPal's payment volume using credit cards, and PayPal's financial success will remain highly sensitive to changes in the rate at which its senders fund payments using credit cards. Senders may prefer funding using credit cards rather than bank account transfers for a number of reasons, including the ability to dispute and reverse charges directly with their credit card provider if merchandise is not delivered or is not as described, the ability to earn frequent flier miles, cash rebates, or other incentives offered by credit card issuers, the ability to defer payment, or a reluctance to provide bank account information to PayPal. In addition, some of PayPal's offerings, including the ability for buyers to make a limited number of payments without opening an account, have a higher rate of credit card funding than PayPal's basic product offering.
PayPal's failure to manage customer funds properly would harm its business.

PayPal's ability to manage and account accurately for customer funds requires a high level of internal controls. In some of the markets that PayPal serves and currencies that PayPal offers, PayPal has a limited operating history and limited management experience in managing these internal controls. As PayPal's business continues to grow, it must strengthen its internal controls accordingly. PayPal's success requires significant public confidence in its ability to handle large and growing transaction volumes and amounts of customer funds. Any failure to maintain necessary controls or to manage customer funds accurately could severely diminish customer use of PayPal's products.
Our decision to launch our PayPal Developer Platform, which is open to third-party developers, subjects us to new risks.
In 2009, we launched the PayPal Developer Platform to enable third party developers to access a wide variety of PayPal product and programming code specifications and to connect to select PayPal payment application programming interfaces (APIs). We also began providing a software tool kit for building mobile payments applications. In addition, we provide third party developers with access to certain APIs with respect to our Marketplaces platforms. There is no assurance that third-party developers will develop and maintain applications and services on PayPal's platforms on a timely basis or at all, and a number of factors could cause such third-party developers to curtail or stop development for our platforms. In addition, our business is subject to many regulatory restrictions, which may be contravened by such third party applications. If this were to occur, we would be liable for the regulatory failure and our business could be adversely affected.
System failures could harm our business.
We have experienced system failures from time to time, and any interruption in the availability of our websites will reduce our current revenues and profits, could harm our future revenues and profits, and could subject us to regulatory scrutiny. Our eBay.com website has been interrupted for periods of up to 22 hours. In November 2009, technical systems issues resulted in eBay.com users being unable to search for listed items for a period of several hours. Our PayPal website has suffered intermittent unavailability for periods as long as five days, most recently for approximately five hours in August 2009. Any unscheduled interruption in our services results in an immediate, and possibly substantial, loss of revenues. Frequent or persistent interruptions in our services could cause current or potential users to believe that our systems are unreliable, leading them to switch to our competitors or to avoid our sites, and could permanently harm our reputation and brands. Reliability is particularly critical for PayPal, especially as it seeks to expand its Merchant Services business. Because PayPal is a regulated financial institution, frequent or persistent site interruptions could lead to fines, penalties, or mandatory changes to PayPal's business practices, and ultimately could cause PayPal to lose existing licenses it needs to operate or prevent it from obtaining additional licenses that it needs to expand. Finally, because our customers may use our products for critical transactions, any system failures could result in damage to our customers' businesses. These customers could seek significant compensation from us for their losses. Even if unsuccessful, this type of claim likely would be time-consuming and costly for us to address.
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
Our international expansion has been rapid and our international business, especially in Germany, Korea and the U.K., has also become critical to our revenues and profits. Net revenues outside the U.S. accounted for approximately 54% of our net revenues in both the fiscal year ended December 31, 2009 and the nine months ended September 30, 2010 . Expansion into international markets requires management attention and resources and requires us to localize our services to conform to local cultures, standards and policies. The commercial, Internet, and transportation infrastructure in lesser-developed countries may make it more difficult for us to replicate our traditional Marketplaces business model. In many countries, we compete with local companies that understand the local market better than we do, and we may not benefit from first-to-market advantages. We may not be successful in expanding into particular international markets or in generating revenues from foreign operations. For example, in 2002 we withdrew our eBay marketplace offering from the Japanese market, and in 2007 we contributed our business in China to a joint venture with a local Chinese company. Even if we are successful in developing new markets, we often expect the costs of operating new sites to exceed our net revenues from those sites for at least 12 months in most countries.
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

•	cultural ambivalence towards, or non-acceptance of, online trading;

•	laws and business practices that favor local competitors or prohibit or limit foreign ownership of certain businesses;

•	difficulties in integrating with local payment providers, including banks, credit and debit card networks, and electronic fund transfer systems;

•	differing levels of retail distribution, shipping, and Internet infrastructures;

•	different employee/employer relationships and labor laws, and the existence of workers' councils and labor unions;

•	difficulties in staffing and managing foreign operations;

•	challenges associated with joint venture relationships and minority investments, including dependence on our joint venture partners;

•	difficulties in implementing and maintaining adequate internal controls;

•	longer payment cycles, different accounting practices, and greater problems in collecting accounts receivable;

•	potentially adverse tax consequences, including local taxation of our fees or of transactions on our websites;

•	higher Internet service provider costs;

•	different and more stringent user protection, data protection, privacy and other laws;

•	seasonal reductions in business activity;

•	expenses associated with localizing our products, including offering customers the ability to transact business in the local currency;

•	restrictions on the repatriation of funds, foreign currency exchange restrictions, and exchange rate fluctuations;

•	volatility in a specific country's or region's political, economic or military conditions (e.g., in South Korea relating to its disputes with North Korea);

•	challenges associated with maintaining relationships with local law enforcement and related agencies; and

•	differing intellectual property laws.
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
We maintain a portion of Shopping.com's research and development facilities and personnel in Israel, and in 2008 we acquired Fraud Sciences Ltd., an Israeli company. Political, economic and military conditions in Israel affect those operations. The future of peace efforts between Israel and its neighboring countries remains uncertain. Increased hostilities or terrorism within Israel or armed hostilities between Israel and neighboring countries or other entities could make it more difficult for us to continue our operations in Israel, which could increase our costs. In addition, many of our employees in Israel could be required to serve in the military for extended periods of time under emergency circumstances. Our Israeli operations could be disrupted by the absence of employees due to military service, which could adversely affect our business.
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

•
the need to integrate each company's accounting, management, information, human resource and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented;

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
Bill Me Later's operations expose us to additional risks.
Risks associated with our reliance on an unaffiliated lender in providing the Bill Me Later service are discussed in detail under the caption “Bill Me Later's operations depend on lending services provided by an unaffiliated lender” above.
The Bill Me Later service relies on third-party merchant processors and payment gateways to process transactions. For the year ended December 31, 2009 and nine months ended September 30, 2010, approximately 80% and 68%, respectively, of all transaction volume by dollar amount through the Bill Me Later service was settled through the facilities of a single vendor. Any disruption to these third party payment processing and gateway services would adversely affect the Bill Me Later service.
The Bill Me Later service is offered to a wide range of consumers, and the financial success of this business depends on the ability of the issuing bank of the Bill Me Later credit products to manage credit risk related to those products. The lender extends credit using Bill Me Later's proprietary segmentation and credit scoring algorithms and other analytical techniques designed to analyze the credit risk of specific customers based on their past purchasing and payment history as well as their credit scores. Based on these performance criteria, the lender may increase lines of credit at the point of sale. These algorithms and techniques may not accurately predict the creditworthiness of a consumer due to, among other factors, inaccurate assumptions about a particular consumer or the economic environment. The accuracy of the predictions and the ability of the lender and us to manage credit risk related to the Bill Me Later service may also be affected by legal or regulatory changes (such as bankruptcy laws and minimum payment regulations), competitors' actions, changes in consumer behavior and other factors. The lender may also incorrectly interpret the data produced by these algorithms in setting its credit policies, which may impact the financial performance of the Bill Me Later service. In addition, the credit crisis and current recession in the U.S. may affect consumer confidence levels and reduce consumers' ability or willingness to use credit, including the credit extended by the lender to consumers who use the Bill Me Later service, which could impair the growth and profitability of this business.

We anticipate that the volume of loans extended by WebBank (which has replaced CIT Bank as the licensed financial institution issuing the Bill Me Later credit products) will increase as we begin to enable qualified buyers with a PayPal account to use Bill Me Later as a payment funding option for transactions on eBay.com and on certain merchant websites that accept PayPal. Like other businesses with significant exposure to losses from consumer loans, the Bill Me Later service faces the risk that after we purchase the receivables related to consumer loans, certain account holders will default on their payment obligations, making the receivables uncollectible and creating the risk of potential charge-offs. The rate at which receivables were charged off as uncollectible, or the net charge-off rate, was approximately 10.66% and 8.40% for the fiscal year ended December 31, 2009 and the nine months ended September 30, 2010, respectively. The nonpayment rate among Bill Me Later users may increase due to, among other things, worsening economic conditions, such as the current recession in the U.S., and higher unemployment rates. Consumers who miss payments on their loans often fail to repay them, and consumers who file for protection under the bankruptcy laws generally do not repay their loans. The age and rate of growth of the receivables related to a consumer loan portfolio also affects the rate of missed payments and loans charged off as uncollectible. Consumers are less likely to miss their payments within the first 12 to 18 months of a loan's term. Also worsening economic conditions typically result in fewer new loans and with fewer loans, the proportion of new loans will decrease and the rate of missed payments and charge-offs in the portfolio will increase, which has historically been the case with the Bill Me Later service.
We currently fund the purchase of receivables related to Bill Me Later accounts through free cash flow generated from our portfolio of businesses and, effective September 1, 2010 for new Bill Me Later accounts, from our Luxembourg-based bank. If we are unable to fund receivables related to the Bill Me Later business adequately or in a cost-effective manner, the growth and profitability of this business could be significantly and adversely affected.
Additionally, in providing the Bill Me Later service, we face other risks similar to those faced by PayPal, including the risk of system failures, security breaches or other loss of customer data, fraud, intellectual property claims, compliance failures, and changes to regulations relating to credit offerings described in these Risk Factors, including under the captions “Government inquiries may lead to charges or penalties” and “If our Payments business is found to be subject to or in violation of any laws or regulations, including those governing money transmission, electronic funds transfer, money laundering, counter-terrorist financing, banking and lending, it could be subject to liability, licensure and regulatory approval and may be forced to change its business practices.”
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
In conjunction with the Streamlined Sales Tax Project - an ongoing, multi-year effort by U.S. state, and local governments to require collection and remittance of remote sales tax by out-of-state sellers - H.R. 5660, the Main Street Fairness Act, was recently introduced in the U.S. Congress. The Act would allow states that meet certain simplification and other standards to require out-of-state sellers to collect and remit sales taxes on goods purchased by in-state residents. Sellers meeting an as yet undefined small seller exception will be excluded from the requirements of the Act. This legislation may be considered by the current U.S. Congress as a way to enable states to increase sales tax revenues and help address significant state budgetary shortfalls caused by the economic downturn. The adoption of this Act or similar legislation that lacks a robust small business exemption would result in the imposition of sales taxes and additional costs associated with complex sales tax collection, remittance and audit compliance requirements on our sellers. This would make selling on our websites less attractive for small retailers, and would harm our business.

From time to time, some taxing authorities have notified us that they believe we owe them certain taxes. In May 2008, the City of Chicago notified both eBay and StubHub that they are liable for a city amusement tax on tickets to events in Chicago, irrespective of the location of the buyer or seller, and filed suit to enforce collection of taxes it claims are due. In March 2009, the court ruled that StubHub is not required to collect and remit the city amusement tax. The City of Chicago requested reconsideration of this ruling and StubHub sought clarification of the ruling relative to the remaining counts as well. In August 2009, the court entered a final order dismissing the case against StubHub. In December 2009, the court also dismissed the case against eBay. The City of Chicago appealed both matters to the Seventh Circuit Court of Appeals. The Seventh Circuit recently issued an opinion in the StubHub matter rejecting the federal arguments advanced by StubHub and certifying the state law arguments to the Illinois State Supreme Court. The Seventh Circuit is holding its ruling on the eBay matter in abeyance pending a resolution of the StubHub proceedings. The application of similar existing or future laws could adversely affect our business.
Several proposals have been made at the U.S. state and local level that would impose additional taxes on the sale of goods and services over the Internet. These proposals, if adopted, could substantially impair the growth of ecommerce and our brands, and could diminish our opportunity to derive financial benefit from our activities. The U.S. federal government's moratorium on state and local taxation of Internet access or multiple or discriminatory taxes on ecommerce has been extended through November 2014. This moratorium does not prohibit federal, state, or local authorities from collecting taxes on our income or from collecting certain taxes that were in effect prior to the enactment of the moratorium and/or one of its extensions.

Similar issues exist outside of the U.S., where the application of VAT or other indirect taxes on ecommerce providers such as eBay is uncertain and evolving. While we attempt to comply in those jurisdictions where it is clear that a tax is due, certain of our subsidiaries have, from time to time, received claims relating to the applicability of indirect taxes to our fees.  Should such taxes become applicable, our business could be harmed.
We do not collect taxes on the goods or services sold by users of our services. One or more states or the federal government or foreign countries may seek to impose a tax collection, reporting or record-keeping obligation on companies that engage in or facilitate ecommerce. Such an obligation could be imposed by legislation intended to improve tax compliance (and legislation to such effect has been discussed in the U.S. Congress, several states, and a number of foreign jurisdictions) or if an eBay company was ever deemed to be the legal agent of the users of our services by a jurisdiction in which eBay operates. In July 2008, the Housing and Economic Recovery Act of 2008 (H.R. 3221) was signed into law. This law contains provisions that require companies that provide payments over electronic means to users to report to the Internal Revenue Service (IRS) information on payments received by certain customers. The legislation, effective for payments received after December 31, 2010, will require PayPal and other electronic payments providers, as well as potentially StubHub and similar companies, to report to the IRS on U.S.-based customers who receive more than $20,000 in payments and more than 200 payments in a year, and to request tax ID numbers from U.S. users and track payments by tax ID number. The IRS regulations may also require us to collect a certification of non-U.S. taxpayer status from international merchants. These requirements may decrease seller activity on our sites and harm our business. One or more other jurisdictions may also seek to impose tax-collection or reporting obligations based on the location of the product or service being sold or provided in an ecommerce transaction, regardless of where the respective users are located. Imposition of a discriminatory record keeping or tax collecting requirement could decrease seller activity on our sites and would harm our business. Foreign authorities may also require eBay to help ensure compliance by our users with local laws regulating professional sellers, including tax requirements. In addition, we have periodically received requests from tax authorities in many jurisdictions for information regarding the transactions of large classes of sellers on our sites, and in some cases we have been legally obligated to provide this data. The imposition of any requirements on us to disclose transaction records for all or a class of sellers to tax or other regulatory authorities or to file tax forms on behalf of any sellers, especially requirements that are imposed on us but not on alternative means of ecommerce, and any use of those records to investigate, collect taxes from, or prosecute sellers, could decrease seller activity on our sites and harm our business.
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
We continue to work with the relevant tax authorities and legislators to clarify eBay's obligations under new and emerging laws and regulations. Passage of new legislation and the imposition of additional tax or tax-related reporting requirements could harm our users and our business. There have been, and will continue to be, substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous markets in which eBay conducts or will conduct business.
Our businesses depend on continued and unimpeded access to the Internet. Internet service providers may be able to block, degrade, or charge us or our users additional fees for our offerings.
Our customers rely on access to the Internet to use our products and services. In many cases that access is provided by companies that compete with at least some of our offerings, including incumbent telephone companies, cable companies, mobile communications companies, and large Internet service providers. Some of these providers have stated that they may take measures that could degrade, disrupt, or increase the cost of customers' use of our offerings by restricting or prohibiting the use of their infrastructure to support or facilitate our offerings, or by charging increased fees to us or our users to provide our offerings. In addition, Internet service providers could attempt to charge us each time our customers use our offerings. Worldwide, a number of companies have announced plans to take such actions or are selling products designed to facilitate such actions. Interference with our offerings or higher charges for access to our offerings, whether paid by us or by our customers, could cause us to lose existing customers, impair our ability to attract new customers, and harm our revenue and growth.

Our tickets business is subject to regulatory, competitive, and other risks that could harm this business.
Our tickets business, which includes our StubHub business, is subject to numerous risks. Many jurisdictions have laws and regulations covering the resale of event tickets. Some jurisdictions prohibit the resale of event tickets at prices above the face value of the tickets or at all, or highly regulate the resale of tickets, and new laws and regulations or changes to existing laws and regulations imposing these or other restrictions may be adopted that could limit or inhibit our ability to operate, or our users' ability to continue to use, our tickets business. Regulatory agencies or courts may claim or hold that we are responsible for ensuring that our users comply with these laws and regulations or that we or our users are either subject to licensure or prohibited from reselling event tickets in their jurisdictions.
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
Our tickets business is subject to seasonal fluctuations and the general economic and business conditions that impact the sporting events and live entertainment industries. The recent economic downturn has resulted in a decrease in ticket prices sold on our sites and has negatively impacted revenue and profits. In addition, a work stoppage, strike or lockout by a U.S. professional sports league (e.g., the National Football League or the National Basketball Association) could result in the cancellation of all or a portion of the games in a league's season, which would harm our tickets business.
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
We depend on key personnel.
Our future performance depends substantially on the continued services of our senior management and other key personnel and our ability to retain and motivate them. We do not have long-term employment agreements with any of our key personnel, we do not maintain any “key person” life insurance policies, and some members of our senior management team have fully vested the vast majority of their in-the-money equity incentives. The loss of the services of any of our executive officers or other key employees could harm our business. We currently have a number of vacancies on our senior management team (including President, eBay Marketplaces) that we are seeking to fill.
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
A number of parties provide services to us or to our users that benefit us. Such services include seller tools that automate and manage listings, merchant tools that manage listings and interface with inventory management software, storefronts that help our users list items, caching services that make our sites load faster, and shipping providers that deliver goods sold on our platform, among others. In some cases we have contractual agreements with these companies that give us a direct financial interest in their success, while in other cases we have none. PayPal is dependent on the processing companies and banks that link PayPal to the payment card and bank clearing networks. Similarly, Bill Me Later relies heavily on third parties to operate its services, including merchant processors and payment gateways to process transactions. Financial or regulatory issues, labor issues (e.g., strikes or work stoppages) or other problems that prevent these companies from providing services to us or our users could reduce the number of listings on our websites or make completing transactions or payments on our websites more difficult, thereby harming our business. In addition, price increases by companies that provide services to our users (such as postal and delivery services) could also reduce the number of listings on our websites or make it more difficult for our users to complete transactions, thereby harming our business. Any security breach at one of these companies could also adversely affect our customers and harm our business.
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
Customer complaints or negative publicity about our customer support could severely diminish consumer confidence in and use of our services. Measures we sometimes take to combat risks of fraud and breaches of privacy and security have the potential to damage relations with our customers or decrease activity on our sites by making our sites more difficult to use or restricting the activities of certain users. These measures heighten the need for prompt and accurate customer support to resolve irregularities and disputes. Effective customer support requires significant personnel expense, and this expense, if not managed properly, could significantly impact our profitability. Failure to manage or train our customer support representatives properly could compromise our ability to handle customer complaints effectively. If we do not handle customer complaints effectively, our reputation may suffer and we may lose our customers' confidence.
Because it is providing a financial service and operating in a more regulated environment, PayPal must provide telephone as well as email customer support and must resolve certain customer contacts within shorter time frames. As part of PayPal's program to reduce fraud losses and prevent money laundering, it may temporarily restrict the ability of customers to withdraw their funds if those funds or the customer's account activity are identified by PayPal's risk models as suspicious. PayPal has in the past received negative publicity with respect to its customer support and account restrictions, and has been the subject of purported class action lawsuits and state attorney general inquiries alleging, among other things, failure to resolve account restrictions promptly. In the second quarter of 2010, two putative class-action lawsuits (Devinda Fernando and Vadim Tsigel v. eBay Inc. and PayPal, Inc.; and Moises Zepeda v. PayPal, Inc.) have been filed in the U.S. District Court in the Northern District of California. These lawsuits contain allegations that PayPal improperly held user's funds or otherwise improperly limited user's accounts. These lawsuits seek damages as well as changes to PayPal's practices among other remedies. A determination that there have been violations of laws relating to PayPal's practices can expose PayPal to significant liability. Changes to PayPal's practices that may result from these lawsuits could require PayPal to incur significant costs and to expend product resources, which could cause delay to other planned product improvements, which would further harm our business. If

PayPal is unable to provide quality customer support operations in a cost-effective manner, PayPal's users may have negative experiences, PayPal may receive additional negative publicity, its ability to attract new customers may be damaged, and it could become subject to additional litigation. As a result, current and future revenues could suffer, losses could be incurred, and its operating margins may decrease. In addition, negative publicity about, or negative experiences with, customer support for any of our businesses could cause our reputation to suffer or affect consumer confidence in our brands as a whole.
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
Our competitors include the vast majority of traditional department, warehouse, discount, and general merchandise stores (as well as the online operations of these traditional retailers), emerging online retailers, online classified services, and other shopping channels such as offline and online home shopping networks. In the U.S., these include Wal-Mart, Target, Sears, Macy's, JC Penney, Costco, Office Depot, Staples, OfficeMax, Sam's Club, Amazon.com, Buy.com, AOL.com, Yahoo! Shopping, MSN, QVC, and Home Shopping Network, among others.
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
In 2005, we acquired Shopping.com Ltd., an online shopping comparison site. Shopping.com competes with sites such as Buy.com, Google's Product Search, Nextag.com, Pricegrabber.com, Shopzilla, and Yahoo! Product Search, which offer shopping search engines that allow consumers to search the Internet for specified products. Recent legal developments may affect the utility of shopping comparison sites if manufacturers limit variation in product pricing. In addition, sellers are increasingly utilizing multiple sales channels, including the acquisition of new customers by paying for search-related advertisements on search engine sites such as Google and Yahoo!. We use product search engines and paid search advertising to channel users to our sites, but these services also have the potential to divert users to other online shopping destinations.
We also compete with many local, regional, and national specialty retailers and exchanges in each of the major categories of products offered on our site. For example, category-specific competitors to offerings in our Books/Music/Movies category include, among others: Amazon.com, Walmart.com, Barnes & Noble, Alibris.com, Indigo Books & Music, Abebooks.com, Scholastic Inc., Follett Higher Education Group, Napster, iTunes, Rhapsody, Netflix, Blockbuster, Columbia House, Virgin Music, eMusic and Best Buy, as well as other online and offline retailers, stores and shopping networks.
Our international Marketplaces websites compete with similar online and offline channels in each of their vertical categories in most countries. In addition, they compete with general online ecommerce sites, such as: Quelle and Otto in Germany; Leboncoin.fr and PriceMinister in France; Tradus (owned by Naspers) in Poland; Yahoo-Kimo in Taiwan; Lotte, Naver and 11th Street in South Korea; Trading Post, OZtion and Aussie Bidder in Australia; and Amazon and Play.com in the United Kingdom and other countries. In some of these countries, there are online sites that have much larger customer bases and greater brand recognition than we do, and in certain of these jurisdictions there are competitors that may have a better understanding of local culture and commerce than we do.
The principal competitive factors for Marketplaces include the following:
•ability to attract and retain buyers and sellers;
•volume of transactions and price and selection of goods;
•trust in the seller and the transaction;
•customer service; and
•brand recognition.

With respect to our online competition, additional competitive factors include:
•community cohesion, interaction and size;
•website ease-of-use and accessibility;
•system reliability;
•reliability of delivery and payment;
•level of service fees; and
•quality of search tools.
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
In several jurisdictions, we have taken actions designed to improve the security of transactions and the quality of the user experience on our websites. Beginning in June 2008, we have required users in the UK to offer PayPal as a payment alternative on most transactions on our localized UK website, and since October 2008, we have required sellers on eBay.com to accept one or more accepted payment methods (currently PayPal, credit or debit cards processed through Internet merchant accounts, ProPay, Moneybookers and Paymate) and no longer allow any forms of paper payment, including checks and money orders, to be listed by sellers in the U.S. for most categories of items. While these initiatives are intended to improve and make safer our users' buying experience and/or increase activity on our sites, certain users may be negatively affected by or react negatively to these changes. We currently face inquiries from government regulators in various jurisdictions related to such actions. For example, both the Australian Competition and Consumer Commission and the Reserve Bank of Australia recently reviewed our policies requiring sellers to offer PayPal as a payment alternative on most transactions on our localized Australian website and precluding sellers from imposing a surcharge or any other fee for accepting PayPal or other payment methods. We may face similar inquiries from other government regulators in the future. Any negative reaction to these changes by our users or government authorities could, among other things, force us to change our operating practices in ways that could harm our business, operating results and profitability
Although we have established Internet traffic arrangements with several large online services and search engine companies, these arrangements may not be renewed on commercially reasonable terms or these companies may decide to promote competitive services. Even if these arrangements are renewed, they may not result in increased usage of our services. In addition, companies that control user access to transactions through network access, Internet browsers, or search engines, could promote our competitors, channel current or potential users to their vertically integrated electronic commerce sites or their advertisers' sites, attempt to restrict access to our sites, or charge us substantial fees for inclusion. Search engines are increasingly becoming a starting point for online shopping, and as the costs of operating an online store continue to decline, online sellers may increasingly sell goods through multiple channels, which could reduce the number and value of transactions these sellers conduct through our sites.
PayPal
The markets for PayPal's product are intensely competitive and are subject to rapid technological change, including but not limited to: mobile payments, electronic funds transfer networks starting to allow Internet access, cross-border access to networks, creation of new networks, expansion of prepaid cards, and bill pay networks. PayPal competes with existing online and offline payment methods, including, among others:

•
payment card merchant processors that offer their services to online merchants, including American Express, Chase Paymentech, First Data, and Wells Fargo; and payment gateways, including CyberSource (which Visa has acquired) and Authorize.net (which has merged with CyberSource);

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

•	providers of traditional payment methods, particularly credit cards, checks, money orders, and Automated Clearing House transactions;

•	issuers of stored value targeted at online payments, including VisaBuxx, NetSpend and GreenDot;

•	mobile payments, including Obopay, Amazon Payments, Crandy, LUUP and Payforit;

•	Amazon Payments, which offers online merchants the ability to accept credit card- and bank-funded payments from Amazon's base of online customers on the merchant's own website;

•	Google Checkout, which enables the online payment of merchants using credit cards; and

•	payment services targeting users of social networks and online gaming, including Facebook and Hi5 credits, PlaySpan, Boku and Zong.
Some of these competitors have longer operating histories, significantly greater financial, technical, marketing, customer service and other resources, greater name recognition, or a larger base of customers in affiliated businesses than PayPal. PayPal's competitors may respond to new or emerging technologies and changes in customer requirements faster and more effectively than PayPal. Some of these competitors may also be subject to lesser licensing, anti-money laundering, and other regulatory requirements than PayPal, which is subject to additional regulations based on its licensure as a bank in Luxembourg. They may devote greater resources to the development, promotion, and sale of products and services than PayPal, and they may offer lower prices. For example, Google Checkout has offered free payments processing on transactions in an amount proportionate to certain advertising spending with Google. Competing services tied to established banks and other financial institutions may offer greater liquidity and engender greater consumer confidence in the safety and efficacy of their services than PayPal.
Overseas, PayPal faces competition from similar channels and payment methods. In each country, numerous banks provide standard online credit card acquiring and processing services, and these banks typically have leading market share. In addition, PayPal faces competition from Visa's Visa Direct, MasterCard's MoneySend, Royal Bank of Scotland's World Pay, Moneybookers, ClickandBuy and Ukash in the EU; NOCHEX in the United Kingdom; Sofortüberweisung in Germany; CertaPay and HyperWallet in Canada; Paymate, BPay, POLI and Visa PayClick in Australia; Alipay, YeePay and 99 Bill in China; and Inicis in South Korea. In addition, in certain countries, such as Germany and Australia, electronic funds transfer is a leading method of payment for both online and offline transactions. As in the U.S., established banks and other financial institutions that do not currently offer online payments could quickly and easily develop such a service.
Some of PayPal's competitors, such as Wells Fargo, First Data, American Express, and Royal Bank of Scotland, also provide processing or foreign exchange services to PayPal. If PayPal were to seek to expand the financial products that it offers, either alone or through a commercial alliance or an acquisition, these processing and foreign exchange relationships could be negatively affected, or these competitors and other processors could make it more difficult for PayPal to deliver its services.
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
We have expanded our headcount, facilities, and infrastructure in the U.S. and internationally, and anticipate that further expansion in certain areas will be required for some of our businesses. This expansion has placed, and we expect it will continue to place, a significant strain on our management, operational, and financial resources. The areas that are put under strain by our growth include the following:

•
Website Usability. User activity rates on our websites depend in part on the quality of our users' experiences on those sites. The rapid growth in the number and complexity of products and features on our sites has occasionally caused users to become confused or overwhelmed or has otherwise impaired users' experiences on those sites. We are in the process of making numerous improvements to our eBay websites, including an attempt to improve the user experience on those websites. These attempts at improvement could fail, or could decrease activity among users who had grown used to or preferred the existing experience on our sites. Any impairment of customer satisfaction as a result of site usability issues could lead to a loss of customers or impair our ability to add customers, either of which would harm our business.

•
Website Stability. We must constantly add new hardware, update software and add new engineering personnel to accommodate the increased use of our and our subsidiaries' websites and the new products and features we regularly introduce. This upgrade process is expensive, and the increased complexity of our websites and the need to support multiple platforms as our portfolio of brands grows increases the cost of additional enhancements. Failure to cost effectively upgrade our technology, features, transaction processing systems, security infrastructure, or network infrastructure to accommodate increased traffic or transaction volume or changes to our site functionality could harm our business. Adverse consequences could include unanticipated system disruptions, slower response times, degradation in levels of customer support, impaired quality of users' experiences of our services, impaired quality of services for third-party application developers using our externally accessible APIs and delays in reporting accurate financial information. We may be unable to effectively upgrade and expand our systems in a timely manner or smoothly integrate any newly developed or purchased technologies or businesses with our existing systems, and any failure to do so could result in problems on our sites. Further, steps to increase the reliability and redundancy of our systems are expensive, reduce our margins, and may not be successful in reducing the frequency or duration of unscheduled downtime.

•
Customer Account Billing. Our revenues depend on prompt and accurate billing processes. Our failure to grow our transaction-processing capabilities to accommodate the increasing number of transactions that must be billed on our and our subsidiaries' websites would harm our business and our ability to collect revenue.

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
The business of selling goods over the Internet, particularly through online trading, is dynamic and relatively new. Concerns about fraud, privacy, and other problems may discourage additional consumers from adopting the Internet as a medium of commerce. In countries such as the U.S., Germany, Korea and the U.K., where our services and online commerce generally have been available for some time and the level of market penetration of our services is high, acquiring new users for our services may be more difficult and costly than it has been in the past. In order to expand our user base, we must appeal to and acquire consumers who historically have used traditional means of commerce to purchase goods and may prefer Internet analogues to such traditional retail means to our offerings, such as the retailer's own website. If these consumers prove to be less active than our earlier users, and we are unable to gain efficiencies in our operating costs, including our cost of acquiring new customers, our business could be adversely impacted.
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

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchase activity during the three months ended September 30, 2010 was as follows:

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet be Purchased Under the Programs (1)
July 1, 2010 - July 31, 2010	1,477,000	$20.88	1,477,000	$625,655,406
August 1, 2010 - August 31, 2010	7,645,247	$22.69	7,621,907	$452,752,415
September 1, 2010 - September 30, 2010	3,994,347	$24.01	3,994,347	$2,356,839,306
	13,116,594		13,093,254

(1)    In January 2008, our Board authorized a stock repurchase programs that provides for the repurchase of up to $2.0 billion of our common stock, with no expiration from the date of authorization. In September 2010, our Board authorized an additional stock repurchase program that provides for the repurchase of up to an additional $2.0 billion of our common stock, with no expiration from the date of authorization, for the purpose of offsetting the impact of dilution from our equity compensation programs. During the nine months ended September 30, 2010, we repurchased approximately $299.7 million of our common stock under these stock repurchase programs at an average price of $22.89 per share. As of September 30, 2010, approximately $2.4 billion remained available for further purchases of our common stock under these stock repurchase programs.

(2)    Includes 23,340 shares of stock withheld from employees to satisfy tax obligations in August 2010 with respect to restricted stock awards.

Item 3:    Defaults Upon Senior Securities

Not applicable.

Item 5:    Other Information

None.

Item 6:    Exhibits

Exhibit 3.01+	Amended and Restated Bylaws of Registrant.
Exhibit 10.01++	Separation Agreement, dated as of September 20, 2010, between the Registrant and Lorrie Norrington.
Exhibit 10.02	Fourth Amendment Agreement dated October 20, 2010, by and among Registrant, Bank of America, N.A., as Administrative Agent, and other lenders named from time to time.
Exhibit 12.01	Statement regarding computation of ratio of earnings to fixed charges.
Exhibit 31.01	Certification of Registrant's Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.02	Certification of Registrant's Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.01	Certification of Registrant's Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.02	Certification of Registrant's Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+    Filed as an exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2010, and incorporated herein by reference.
++ Indicates a management contract or compensatory plan or arrangement.
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

eBay Inc.
Principal Executive Officer:

		By:	/s/ John Donahoe
John Donahoe
President and Chief Executive Officer
Date:	October 20, 2010
Principal Financial Officer:

		By:	/s/ Robert H. Swan
Robert H. Swan
Senior Vice President and Chief Financial Officer
Date:	October 20, 2010
Principal Accounting Officer:

		By:	/s/ Phillip P. DePaul
Phillip P. DePaul
Vice President, Chief Accounting Officer
Date:	October 20, 2010

INDEX TO EXHIBITS

Exhibit 3.01+	Amended and Restated Bylaws of Registrant.
Exhibit 10.01++	Separation Agreement, dated as of September 20, 2010, between the Registrant and Lorrie Norrington.
Exhibit 10.02	Fourth Amendment Agreement dated October 20, 2010, by and among Registrant, Bank of America, N.A., as Administrative Agent, and other lenders named from time to time.
Exhibit 12.01	Statement regarding computation of ratio of earnings to fixed charges.
Exhibit 31.01	Certification of Registrant's Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.02	Certification of Registrant's Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.01	Certification of Registrant's Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.02	Certification of Registrant's Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+    Filed as an exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2010, and incorporated herein by reference.
++ Indicates a management contract or compensatory plan or arrangement.
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