Form 10-K
period 2010-12-31
EBAY INC
filed 2011-01-28
CIK 1065088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010.
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
Registrant's telephone number, including area code:
(408) 376-7400

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Name of exchange on which registered
Common stock	The Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes [x]    No [ ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes [ ]    No [x]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [x]    No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [x]   No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  [x]   No  [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[x]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  [ ]    No  [x]
As of June 30, 2010, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $22,654,368,412 based on the closing sale price as reported on The Nasdaq Global Select Market.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 27, 2011
Common Stock, $0.001 par value per share	1,298,369,992 shares
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the definitive proxy statement for the registrant's Annual Meeting of Stockholders to be held on or about April 28, 2011.

eBay Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2010

PART I
FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions (such as those relating to future business or financial results, new features or services, or management strategies). You can identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Item 1A: Risk Factors” of this Annual Report on Form 10-K, as well as in our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or the SEC. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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
We have two business segments: Marketplaces and Payments. Our Marketplaces segment provides the infrastructure to enable global online commerce on a variety of platforms, including the eBay.com platform and our other online platforms, such as our online classifieds businesses, our secondary tickets marketplace (StubHub), our online shopping comparison website (Shopping.com), our apartment listing service platform (Rent.com) and our fixed price media marketplace (Half.com). Our Payments segment consists of our online payment solutions PayPal and Bill Me Later. Historically, we also had a Communications segment that consisted of Skype Technologies S.A. (“Skype”). On November 19, 2009, we sold Skype to an investor group for cash, a subordinated note and an equity stake in the outstanding capital stock of the Skype successor entity (now approximately 30%).
We generate two types of net revenues: (1) net transaction revenues and (2) marketing services and other revenues. Our net transaction revenues are derived principally from listing fees and final value fees (which are fees payable on transactions completed on our Marketplaces trading platforms), fees paid by merchants for payment processing services and, until the sale of Skype on November 19, 2009, fees charged to users to connect Skype’s Internet communications products to traditional fixed-line and mobile telephones. Our marketing services revenues are derived principally from the sale of advertisements, revenue sharing arrangements, classifieds fees and lead referral fees. Our other revenues are derived principally from interest earned on certain PayPal customer account balances, interest and fees earned on the Bill Me Later portfolio of receivables from loans and from contractual arrangements with third parties that provide services to our users.

The following table sets forth, for the periods presented, our net revenues by type:

	Year Ended December 31,			Percent Change	Percent Change
	2008	2009	2010	2008 to 2009	2009 to 2010
	(In thousands, except percentage changes)
Net Revenues by Type:
Net transaction revenues
Marketplaces	$4,711,057	$4,461,845	$4,800,193	(5)%	8%
Payments	2,320,495	2,641,194	3,261,314	14%	23%
Communications	525,803	575,096	—	9%	—%
Total net transaction revenues	7,557,355	7,678,135	8,061,507	2%	5%
Marketing services and other revenues
Marketplaces	875,694	849,169	920,434	(3)%	8%
Payments	83,174	154,751	174,333	86%	13%
Communications	25,038	45,307	—	81%	—%
Total marketing services and other revenues	983,906	1,049,227	1,094,767	7%	4%
Total net revenues	$8,541,261	$8,727,362	$9,156,274	2%	5%
Marketplaces
Our Marketplaces segment consists of ecommerce platforms that enable a global community of buyers and sellers to interact and trade with one another. Our goal is to create, maintain and expand the functionality, safety, ease-of-use and reliability of our ecommerce platforms while supporting the growth and success of our community of users.
Marketplaces Value Proposition
We seek to attract buyers and sellers to our community by offering:

Buyers	Sellers
• Trust	• Access to broad global markets
• Value	• Efficient marketing and distribution
• Selection	• Opportunity to increase sales
• Convenience	• Ability to process buyer payments efficiently and economically
We believe our Marketplaces platforms make inefficient markets more efficient because:

•	our global community of users can more easily and inexpensively communicate, exchange information and complete transactions;

•	our Marketplaces platforms make available to our users a wide variety and selection of goods; and

•	we bring buyers and sellers together in a more cost-effective manner than many traditional intermediaries and available alternatives.
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
Generally, we believe our Marketplaces platforms are more effective, relative to most available alternatives, at addressing markets of scarce new goods, new items that are no longer in-season, end-of-life products and used and vintage items. Our highest growth rates in gross merchandise volume (GMV) and sold items in recent periods have been in our fixed-price listing format, primarily for new items that are no longer in-season. We define GMV as the total value of all successfully closed items between users on eBay Marketplaces trading platforms during the period, regardless of whether the buyer and seller actually consummated the transaction (excluding eBay’s classifieds websites, Rent.com and Shopping.com). We offer our buyers additional ways to get access to discounted or value-priced products, including through our “Daily Deal” program, where we offer multiple deeply discounted deals from sellers every day, and our “Fashion Vault” program, which offers limited-time, online sales of brand-new designer fashions and accessories. Through our eBay Bucks rewards program, all buyers in the U.S. have the ability to earn eBay Bucks on qualifying purchases made on eBay.com. Upon the completion of each calendar quarter, participating buyers are issued eBay Bucks certificates for their qualifying purchases during that quarter, which are redeemable for a limited period from issuance for future purchases on eBay. The breadth of our community of active users has contributed significantly to our historical success. We had approximately 94.5 million active users at the end of 2010, compared to approximately 90.1 million at the end of 2009. We define an active user as any user who has bid on, bought or listed an item during the preceding 12-month period.
Marketplaces Platforms Overview
Our Marketplaces platforms seek to bring buyers and sellers together through fully automated and easy-to-use online websites that are generally available throughout the world at any time. The platforms include software tools and services, some available at no charge and others for a fee, that are intended to allow buyers and sellers to trade with one another easily and efficiently. The Marketplaces platforms consist of our core online commerce platform, eBay.com and its localized counterparts, and adjacent platforms consisting of our classifieds websites, as well as StubHub, Shopping.com, Half.com and Rent.com. Our Marketplaces platforms earn revenue from listing, feature, final value and subscription fees paid by sellers, lead referral fees, transaction fees, revenue sharing arrangements and advertising fees, as the case may be.
eBay.com Platform
Our Marketplaces core platform, eBay.com, includes our fixed-price format and our auction-style format and has localized websites in 38 countries, including those markets in which we have partners or a minority ownership interest. In 2010, our fixed-price listing format accounted for approximately 60% of our GMV, and our auction-style format accounted for the remaining 40% of GMV.
Fixed-Price Listing Format
Our fixed-price format allows buyers and sellers to close transactions in the way most shopping occurs: at a pre-determined price. In this format, sellers can indicate they have multiple items available, including variations of certain items in applicable categories, such as sizes and colors for clothing, shoes and accessories. Also, sellers are able to signal that they would be willing to close the transaction at a lower price than advertised through the “Best Offer” feature. Our Half.com subsidiary also provides a fixed-price online commerce platform that allows people to buy and sell new and previously owned books, movies, music and video games at discounted prices.
In addition, eBay Stores enables sellers to exhibit all of their listings in one place on our eBay platforms and to describe their respective businesses through customized pages. eBay Stores also provides sellers with tools to build, manage, promote and track their businesses.
Auction-Style Listing Format
Our auction-style format allows a seller to select a minimum price for opening bids. Additional options and features to auction listings include the ability to set a Reserve Price, which is the minimum price at which a seller is willing to sell the item, and Buy It Now, which gives a buyer the opportunity to end the auction early by purchasing the item at a pre-determined price specified by the seller. The duration of auctions ranges from one day to 10 days.
Key Services for Buyers and Sellers
We have developed a number of features on our platforms in the areas of Trust and Safety (including our Feedback Forum, SafeHarbor Program and Verified Rights Owner Program), Customer Support and Value-Added Tools and Services, as well as Loyalty Programs (for both buyers and sellers). These features are designed to make users more comfortable dealing with unknown trading partners and completing commercial transactions on the Internet, as well as rewarding our top buyers and sellers for their loyalty.
Feedback Forum: Our Feedback Forum encourages users to provide feedback ratings and comments on other users with whom they trade. Users’ profiles, which include these feedback ratings and comments, can be viewed by any of our other users. Every registered user has a feedback profile that may contain compliments, criticisms and/or other comments by users who have conducted business with that user. The Feedback Forum requires feedback to be related to specific transactions and provides an easy tool for users to match specific transactions with the user names of their trading partners. This information is recorded in a profile that includes a feedback rating for the user, with feedback sorted according to whether the feedback has been provided over the past month, six months or 12 months. Users who develop positive reputations have color-coded star symbols displayed next to their user names to indicate the number of positive feedback ratings they have received. In addition to leaving an overall feedback rating (positive, neutral or negative) for a seller, buyers also can leave anonymous Detailed Seller Ratings (DSRs) on four key attributes: accuracy of the item description, communication, shipping time and shipping and handling charges. The Feedback Forum has several automated features designed to detect and prevent certain forms of abuse, such as a user leaving positive feedback about themselves through multiple accounts.
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
Customer Support: We devote significant resources to providing personalized, accurate and timely support services to our community of users. Buyers and sellers can contact us through a variety of means, including email, online text chat and telephone. We continue to focus our resources on improving our accessibility, increasing our capacity, expanding our category-specific support, extending our online self-help features and improving our systems and processes to allow us to provide more efficient and effective support. In addition, top eBay customers receive prioritized customer support.
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
Some of these tools and services include:

•	Turbo Lister, Simple Lister, eBay Blackthorne, ProStores, Selling Manager and Selling Manager Pro, each of which helps to automate the selling process;

•	Shipping Calculator, which makes it easier for buyers and sellers to calculate shipping costs;

•	Shipping Labels, which allows sellers to print certain postage and labels;

•	Listing Analytics, which helps sellers gain insight into the visibility, clicks and sales their listings are getting;

•	eBay verified third party applications, which are designed to help sellers manage listings, track finances and research seasonal trends and prices;

•	PayPal, which facilitates the online payment of funds; and

•	Bill Me Later, which provides our U.S. buyers with consumer credit at the point of sale through Bill Me Later's relationship with a bank.
We currently provide these services directly or through contractual arrangements with third parties.
PowerSeller program: PowerSellers are eBay sellers who have consistently sustained a high volume of monthly sales and who have a high level of positive feedback and consistently high DSRs. Members of the PowerSeller program are eligible for special benefits, which currently include pricing discounts, prioritized customer support, promotional offers, eBay promotional merchandise, advanced selling education, opportunities to participate in research and other special rewards.  We regularly evaluate our program and benefits currently offered through the program are subject to change.
eBay Top-Rated Seller program: In 2009, we introduced our eBay Top-Rated Seller (eTRS) program in some of our larger markets. To qualify for the eTRS program, PowerSellers must receive consistently high customer satisfaction ratings, as measured by consistently high DSRs on shipping, service and item descriptions, and meet certain sales volume criteria. Members of the eTRS program qualify for the same benefits as the PowerSeller program, as well as a prominent badge in search results, higher discounts and increased search exposure.
Top Buyer program: Our top buyers benefit from having a special phone number to call if they have an unsatisfactory user experience in connection with a transaction on our websites. From time to time, we also offer special coupon initiatives to top buyers.
Coupons and Buyer Rewards: Coupons were given to targeted buyers during 2009 and 2010 to help drive our GMV growth. During 2010, we made our buyer rewards program in the U.S., which we refer to as “eBay Bucks,” available to all U.S. buyers. Through our eBay Bucks rewards program, all buyers in the U.S. have the ability to earn eBay Bucks on qualifying purchases made on eBay.com. Upon the completion of each calendar quarter, participating buyers are issued eBay Bucks certificates for their qualifying purchases during that quarter, which are redeemable for a limited period from issuance for future purchases on eBay.
eBay Buyer Protection: eBay Buyer Protection covers items purchased on our sites in the U.S., U.K. and Germany through an eligible payment method and protects most buyers with respect to items that are not received or not as described in the listing. Some purchases are not covered, including prohibited or restricted items, most vehicles, real estate and purchases made on classified listings on eBay.com. eBay Buyer Protection provides coverage for the purchase price of the item, plus original shipping costs, for a limited time period from the date of the transaction, and includes a new, streamlined online interface to help buyers and sellers navigate their way through the process.
Adjacent Marketplaces Platforms and Services
StubHub
StubHub is a leading ticket marketplace, enabling fans to buy and sell tickets to a large selection of sports, concert, theater and other live entertainment events. StubHub's online marketplace, dedicated solely to tickets, provides fans the choice to buy or sell their tickets in a safe, convenient and reliable environment. StubHub's partners include the New York Yankees, Washington Redskins and the University of Southern California, along with a total of nearly 60 other teams in the NFL, MLB, NBA, NHL and NCAA, as well as companies such as ESPN and AOL.
Classifieds Websites
Our classifieds websites are available in over 1,000 cities around the world and are primarily designed to help people trade on a local level. Our classifieds websites include Den Blå Avis, BilBasen, eBay Classifieds (including eBay Anuncios, eBay Kleinanzeigen and eBay Annunci), Gumtree, Kijiji, LoQUo, Marktplaats.nl and mobile.de. Our classified websites generate revenue primarily through advertising. In addition, we have a noncontrolling equity investment in craigslist, Inc., which operates the craigslist classifieds websites around the world.
Online Advertising and Other Services
We work with strategic partners to provide a variety of services designed to enable our buyers to find great deals and connect with sellers.
Shopping.com
Shopping.com is a comparison shopping destination featuring products from thousands of merchants across the Internet. Shopping.com offers one of the largest product catalogs on the Internet — searchable by thousands of attributes — along with consumer product reviews through Epinions.com, which helps users make informed buying decisions. Shopping.com’s revenue is derived primarily from retailers who pay a fee for users directed to their sites by Shopping.com. In addition, Shopping.com generates revenue through advertising.
Rent.com
Rent.com is a leading U.S. listing website in the rental housing industry. The website is designed to bring apartment seekers and landlords together in an efficient manner. Landlords pay a fee to Rent.com for renters who indicate that they have found their apartments through Rent.com.
Half.com
Half.com is a fixed-price marketplace for new and used books, textbooks, music, movies, video games and video game consoles.
Mobile Website and Applications
We have recently developed several mobile applications, or apps, for a variety of mobile platforms that allow users to access a number of our Marketplace platforms. These include a core eBay application for the iPhone, iPad and Android phones, as well as iPhone apps for our classifieds websites, StubHub, Half.com, Fashion and Daily Deals. We also maintain a mobile version of our eBay.com website for use with internet-enabled phones.
Marketplaces Growth Strategy
eBay strives to offer a wide variety of inventory ranging from new in-season through end-of-life products from different types of sellers in a broad variety of categories with a favorable buyer experience and a choice between fixed price and auction-style listing formats, all in one place.
Our growth strategy is focused on investing in our customers by improving the user experience and seller economics by enhancing our products and services, improving trust and safety and customer support, extending our product offerings into new formats, categories and geographies, and implementing innovative pricing and buyer retention strategies. Over the course of 2010, we continued to make significant changes that were designed to improve the user experience on our sites, including changes to pricing and shipping policies. In addition, we continued to make progress on creating a faster and more streamlined search experience with a greater focus on relevance when sorting search results. We have made pricing changes to reduce the upfront cost of listing fixed-price items on eBay so that fees are now based more on the successful sale of items, for both smaller and larger sellers. We encourage sellers to offer free or inexpensive shipping to our buyers by promoting their listings through our “Best Match” search algorithm.

Another element of our growth strategy is to build our adjacent Marketplaces businesses, such as our classified platforms and StubHub, which offer new formats and monetization models, as well as opportunities for growth beyond our core eBay.com platform. We continually look for opportunities to integrate our adjacent business listings into our core site to offer our buyers and sellers additional ways to get connected and conduct ecommerce. For example, in the U.S., buyers now have the ability to initiate a StubHub ticket listing search from our core eBay.com site, while in some of our European markets, users can search for Auction, Fixed Price and off-platform Classifieds listings from within localized versions of our core eBay.com site.
We will continue to work toward our goal of creating the world’s leading ecommerce franchise by investing in our core Marketplaces segment and continuing to build our adjacent Marketplaces businesses. We believe that, if successful, we will increase the number of items sold on our sites.
Payments
Our payments segment is comprised of two online payment brands — PayPal (which enables individuals and businesses to securely, easily and quickly send and receive payments online in approximately 190 markets worldwide) and Bill Me Later (which we acquired in November 2008, and which enables U.S. merchants to offer, and U.S. consumers to obtain, credit at the point of sale for ecommerce transactions through Bill Me Later’s relationship with a chartered financial institution). Our payment networks build upon the existing global financial infrastructure to create a global, real-time payment solution.
Payments Value Proposition
We believe our payment solutions make online commerce more efficient compared to traditional payment alternatives such as checks, money orders and credit cards via merchant accounts. Some of these traditional payment alternatives present various obstacles to the online commerce experience, including lengthy processing time, online fraud concerns, inconvenience and higher costs. Providing a more efficient and effective payment alternative for users is essential to creating a faster, easier and safer online commerce experience. Our online payment solutions allow customers to send and receive funds securely, easily and quickly and facilitate online credit for merchants and consumers.
Buyer Value Proposition
PayPal enables buyers to pay merchants quickly and easily without sharing sensitive financial information (such as credit card or debit card numbers) or providing their name and address information. To make payments using PayPal, buyers need to disclose only their email addresses to recipients. Buyers also benefit from PayPal’s Buyer Protection Program, which, subject to specified limitations, reimburses buyers using PayPal with respect to qualified purchases on or off eBay.com in certain key geographies if the buyer does not receive the item or, in limited markets, if the item is significantly not as described. The Bill Me Later service allows qualifying U.S. buyers to obtain a revolving line of credit from a third party lender at the point of sale. When using Bill Me Later, buyers need to provide only their name, address, birth date and the last four digits of their social security number. U.S. buyers may also be offered an opportunity to defer payments for purchases made using Bill Me Later; under some promotional arrangements offered on select merchant sites, interest on such payments can be deferred for as long as six months. We believe that many buyers wary of disclosing financial information online find the limited amount of information they are required to provide using PayPal and Bill Me Later attractive.
Seller Value Proposition
PayPal offers online merchants an all-in-one payment processing solution that is generally less expensive than most credit card merchant accounts, offers industry-leading fraud prevention and streamlines the checkout experience for users of approximately 94.4 million active registered accounts in approximately 190 markets as of December 31, 2010. Active registered accounts are defined as registered accounts that successfully sent or received at least one payment or payment reversal through the PayPal system (or Bill Me Later accounts that are currently able to transact and that have received a statement) within the last 12 months. Users of active registered accounts may engage in cross-border shopping, which may help merchants to increase sales volume by allowing them to sell to a global base of buyers. Because PayPal already connects to more than 15,000 financial institutions or bank partners around the world, buyers can use their local payment method of choice, no matter where the seller is located. In addition, PayPal offers a payment gateway service that provides merchants that already have a payment card merchant account with a secure connection from their online store to their internet merchant account and processing network.
A merchant can typically open a PayPal account and begin accepting PayPal and other payment card payments within a few minutes. Most merchants are approved instantly for a PayPal account and do not need to provide a personal guarantee, acquire specialized hardware, prepare an application or contact a payment gateway. PayPal can reduce or eliminate the need for merchants to receive and store sensitive customer financial information. Furthermore, PayPal charges lower transaction fees than most U.S. merchant accounts, and charges no setup fees and few or no recurring monthly fees.
The account-based nature of PayPal’s network helps us to better detect and prevent fraud when funds enter, flow through and exit the PayPal network. Sellers can also reduce the risk of transaction losses resulting from unauthorized credit, debit and other payment card use and fraudulent chargebacks if they comply with PayPal’s Seller Protection Policy.

Various credit arrangements are available to buyers using Bill Me Later at the point of sale for certain U.S. merchants through the issuing bank of the Bill Me Later credit products. In the fall of 2009, we made Bill Me Later available as a payment option to approved U.S. PayPal customers and began to offer Bill Me Later as a payment method on eBay.com in the U.S. In 2010, Bill Me Later became increasingly available as a payment method on eBay.com in the U.S.
PayPal Overview
Joining PayPal
PayPal offers three types of accounts: Personal, Business and Premier. A new account holder typically opens an account to send money for an eBay purchase or a purchase on another website, a payment for services rendered, or a payment to an individual in lieu of cash or check. Allowing new account holders to join the network when they make or receive payments encourages PayPal’s natural, user-driven growth. PayPal’s account sign-up process asks each new account holder to provide PayPal with his or her name, street address, phone number and email address. The account holder’s email address serves as the unique account identifier. PayPal also offers certain customers who sell on their own websites the ability to accept credit, debit or other payment card payments from buyers without requiring the buyer to open a PayPal account.
PayPal Transaction Overview
Buyers make payments at the PayPal website, at the eBay.com website, or at the websites of merchants that have integrated PayPal’s Website Payments or Express Checkout features. Buyers can also make payments via PayPal from their mobile device by accessing the Internet directly through their mobile device browser or by using PayPal's, eBay's or other developers' mobile applications. To make a payment at PayPal’s website, a buyer logs in to his or her account and enters the recipient’s email address and the amount of the payment. To make a payment through eBay.com or merchant websites, a buyer selects an item for purchase, chooses PayPal for payment and enters his or her email address and password to authorize the payment. The buyer chooses whether PayPal debits the money from the buyer’s PayPal balance, credit, debit or other payment card, Bill Me Later account (in the U.S.), or bank account, and the payment is then credited to the recipient’s PayPal account balance. For some bank account payments (which we call eCheck payments), the transaction is held until the funds have cleared the sender’s bank, which typically takes three to five business days. Once the payment is completed, the recipient can make payments to others or withdraw his or her funds at any time via check (in the U.S. and eight other countries), electronic funds transfer, a PayPal-branded debit card (available only to U.S. users), a prepaid card (in the U.K. and Italy), or through a credit to a recipient’s credit card account (in limited markets).
PayPal earns revenues in several ways:

•	PayPal earns transaction fees when a Business or Premier account receives a payment or, in certain qualified transactions, when a sender elects to pay the fee in lieu of the recipient;

•	PayPal earns a foreign exchange fee when an account holder converts a balance from one currency to another;

•	PayPal earns fees from merchants who utilize PayPal's Pro direct payment card processing services or Payflow gateway processing services;

•	PayPal earns fees when a user receives payments from outside the user's country of residence;

•	PayPal may earn fees when a user withdraws money to certain bank accounts, depending on the market and the amount of the withdrawal;

•	PayPal earns a return on certain customer balances; and

•	Ancillary revenues are earned from related financial products.
PayPal incurs funding costs on payments at varying levels depending on the source of the payment. Funding costs associated with credit card and debit card funded payments are significantly higher than bank account, Bill Me Later, or PayPal balance-funded payments. U.S. account holders who choose to maintain PayPal balances in U.S. dollars have the ability to sweep balances into the PayPal Money Market Fund. The PayPal Money Market Fund, which is invested in a portfolio managed by BlackRock Fund Advisors, bore a current compound annual yield of 0.12% as of December 31, 2010.
Verification of Account Holders
To fund payments from their bank accounts in the U.S., account holders must first become verified by PayPal. The primary method for verification is our patented Random Deposit technique. Under this technique, PayPal makes two deposits ranging from 1 cent to 99 cents to the account holder’s bank account. To verify ownership of the account, the account holder then enters the two amounts as a four-digit code at the PayPal website. We also automatically verify select accounts when certain other proprietary conditions have been met. In addition to allowing funding through bank accounts, verification also removes some spending limits on account holders’ accounts and may enhance their credibility when transacting with other members of the PayPal community. Outside of the U.S., similar verification processes are used for payment card accounts and in the limited number of countries where PayPal offers bank funding. In certain cases specific to local markets, bank funded transactions are permitted up to set limits before additional verification is required.
Withdrawing Money
Each account holder in the U.S. and in 74 other countries may withdraw money from his or her PayPal account through an electronic fund transfer to his or her U.S. bank account or, in approximately 45 of those countries, to their local bank account. In the U.S. and nine other countries, users can withdraw their funds by a mailed check. Withdrawals by electronic transfer in the U.S. may take three to five business days to arrive in the account holder’s bank account, depending on the bank, and may take longer in other countries. Mailed checks may take one to two weeks to arrive. Qualifying PayPal business users in the U.S. are eligible to receive a PayPal ATM/debit card, which provides these users with instant access to their PayPal account balances. ATM/debit cardholders can withdraw cash from any ATM connected to the Cirrus or Maestro networks and can make purchases at any merchant accepting MasterCard. PayPal offers customers the opportunity to apply for a prepaid card in the U.K. and Italy, which can be linked to a customer’s PayPal account to add or withdraw funds. In certain markets, customers can also access their money by generating a credit to their credit card account.
PayPal’s Trust and Safety Programs
We have developed a number of PayPal trust and safety programs, including PayPal’s Seller Protection and Buyer Protection Programs. These programs provide additional protection to certain account holders who pay or receive payment for their transactions through PayPal on or off eBay.com in certain key geographies. PayPal’s Seller Protection Program covers sellers in certain key geographies who follow specific shipping and handling practices against claims that a transaction was not authorized by the buyer or that the item was not received. PayPal’s Buyer Protection Program reimburses the buyer, subject to specified limitations, for qualified purchases on or off eBay.com in certain key geographies if the buyer does not receive the item or, in limited markets, if the item is significantly not as described. In some non-U.S. markets, protection for buyers is limited to a maximum amount per transaction. In addition, our Risk Management and Fraud Investigation Teams focus on identifying and preventing fraud before it occurs, detecting fraud in process, mitigating loss if fraud does occur and delivering information to law enforcement around the world to better combat online fraud.
Bill Me Later Payment Solution
Bill Me Later offers U.S. online consumers a way to obtain instant credit at the point of transaction through its relationship with a chartered financial institution, WebBank, which replaced CIT Bank as the issuer of Bill Me Later credit products effective September 1, 2010. Bill Me Later is not a chartered financial institution nor is it licensed to make loans in any state. Accordingly, Bill Me Later must rely on a bank or licensed lender to issue the Bill Me Later credit products and extend credit to customers in order to offer the Bill Me Later service. Currently, when a consumer makes a purchase using a Bill Me Later credit product issued by a chartered financial institution, the chartered financial institution extends credit to the consumer, funds the extension of credit at the point of sale and advances funds to the merchant. We subsequently purchase the receivables related to the extensions of credit made by the chartered financial institution and, as a result of that purchase, bear the risk of loss in the event of loan defaults. Although the chartered financial institution continues to own each customer account, we own the related receivable, and Bill Me Later is responsible for all servicing functions related to the account.
Bill Me Later accounts are most commonly opened on a U.S. merchant website offering Bill Me Later as a payment method, including eBay.com, but can also be opened via a qualified PayPal account or at the Bill Me Later website. A buyer enters his or her birth date and the last four digits of his or her social security number and, subject to credit approval by the chartered financial institution, a Bill Me Later account is opened with the chartered financial institution for the buyer. This account can be used on U.S. merchant sites that accept the Bill Me Later payment option, as a payment method in a qualified PayPal account for certain merchants in the U.S. who accept PayPal, or on eBay.com in cases where sellers accept the Bill Me Later payment option or accept PayPal. Once established, customers can then manage their accounts online with access to their transaction history and monthly statements and can elect to establish recurring electronic monthly payments.
Bill Me Later earns revenues in several ways:

•	Bill Me Later earns interest and late payment fees as a result of its purchase of receivables originated by the chartered financial institution; and

•	Bill Me Later earns fees from merchants who use the Bill Me Later service.
Bill Me Later’s alternative payment solution is designed to help retailers with an online presence attract, satisfy and retain customers at the point of sale. Through this offering, we believe that online retailers of all sizes can develop an effective payments strategy designed to increase sales and satisfaction by providing consumers with secure, convenient and flexible payment choices.
Payments Growth Strategy
We seek to become the online and mobile payment solution of choice around the world through our focus on simplifying and improving the customer experience, striving to be the most secure method of payment on the Internet, enhancing our product offerings for our merchants and utilizing multiple sales channels. To establish PayPal and Bill Me Later as the online and mobile payment solutions of choice, we intend to continue focusing on increased user adoption and usage of PayPal on our Marketplaces platforms, continued expansion of PayPal’s Merchant Services business and our financial products business, expanding the offerings of Bill Me Later, including as a payment method for PayPal accounts, and increasing adoption of Bill Me Later on merchant sites, including the eBay Marketplace.
PayPal Merchant Services
Our Merchant Services business offers a differentiated product solution for different categories of merchants, while providing a cost-effective and secure payment solution across all merchants. We intend to continue to market our global payments solution in geographies where we are already present and to add geographies to spur our growth as a payment solution off of eBay.com for sole proprietors and small, medium and large businesses.
Marketplaces
PayPal’s services are integrated into the checkout flow of the eBay.com platform in our key markets, including the U.S., Germany, the U.K. and Canada. In 2010, eBay.com generated approximately $61.8 billion in GMV. PayPal, in turn, generated approximately $34.7 billion of net total payment volume from eBay.com transactions, which represented approximately 38% of PayPal’s net total payment volume during 2010. Net total payment volume is the total dollar volume of payments, net of payment reversals, successfully completed through PayPal's payments network or on Bill Me Later accounts, excluding PayPal’s payment gateway business.
We intend to continue to increase PayPal’s penetration of GMV on the eBay.com platform globally by continuing to integrate PayPal with eBay listings and new formats, including our adjacent Marketplaces businesses, focusing on PayPal buyer and seller protection programs and adding product features and innovations that we believe are important to the Marketplaces community. We believe that PayPal's expansion into an increased number of international markets and currencies will continue to make cross-border transactions easier and more efficient, benefiting both our Marketplaces and Payments segments.
Bill Me Later
We continue to invest in product development designed to capitalize on synergies between Bill Me Later and other eBay brands. In 2009, we introduced Bill Me Later as a funding source within a PayPal account for certain U.S. customers and we also began to offer Bill Me Later as a payment method on eBay.com in the U.S., and in 2010, Bill Me Later became increasingly available as a payment method on eBay.com in the U.S. In 2011, we intend to further expand these offerings. In addition, we have combined our PayPal and Bill Me Later merchant sales teams and have begun offering both the PayPal and Bill Me Later solutions in a coordinated effort to provide merchants greater efficiency in product integration.
Payments Mobile
We continue to invest in our mobile payments solutions, which enable users to make payments on a variety of mobile platforms. In 2010, we introduced Mobile Express Checkout, which brings PayPal's two-click experience to mobile commerce. We also continued to expand the functionality of PayPal mobile apps, such as our PayPal Local feature, which helps consumers find great deals at local merchants that accept PayPal, and our donation feature, which provides a convenient way to make charitable contributions. We believe that our continued investments in our mobile payments solutions will provide increased opportunities for new and existing customers to use our PayPal service.
PayPal Developer Platform
In 2009, we launched the PayPal Developer Platform to enable third party developers to access a wide variety of PayPal products and programming code specifications and to connect to select PayPal payment application programming interfaces (APIs). Since the launch of PayPal's platform, 50,000 new developers have joined and more than 1,000 apps have been built. We believe there will continue to be broader development and further expansion of the use of PayPal payments solutions on the Internet as well as other platforms, such as mobile devices, as a result of this launch.
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

•	PayPal Plus Credit Card and eBay MasterCard issued by GE Money Bank, which allow users to earn rewards on

•	purchases made offline or using PayPal, as well as a PayPal Credit Card offered to U.K. users through Santander;

•	PayPal Student Account, which enables parents to electronically transfer money to an account their children can access for use online and offline via the Student Card; and

•	PayPal Money Market Fund, which allows participants to earn a yield on the funds in their PayPal accounts through a money market portfolio managed by BlackRock Fund Advisors.
Communications
Our Communications segment formerly consisted of Skype. Skype is a global Internet communications company that offers a way for people in almost every country around the world to stay in touch over the Internet through free voice and video calls, sending instant messages, SMS (text messaging) or files, and by making low-cost calls to landline and mobile numbers. Skype primarily generated revenue through fees charged to users to connect Skype’s Internet communications products to traditional fixed-line and mobile telephones (which we refer to as SkypeOut minutes).
On November 19, 2009, we completed the sale of Skype to an entity (“Buyer”) owned and organized by an investor group. As part of the sale, we maintained an equity stake in the outstanding capital stock of the Buyer (now approximately 30%). Skype was consolidated with our results of operations through November 19, 2009 (the date that the sale of Skype was competed). Our noncontrolling ownership interest in the Buyer for periods after the completion of the sale is accounted for as an equity investment. For additional details related to the sale of Skype, please see “Note 4 – Skype Related Transactions” to the consolidated financial statements included in this report.
Other Items
Employees
As of December 31, 2010, eBay Inc. and its subsidiaries employed approximately 17,700 people (including temporary employees), approximately 11,100 of whom were located in the U.S.
Competition
We encounter vigorous competition in our businesses from numerous sources. For our Marketplaces segment, our users can find, buy, sell and pay for similar items through a variety of competing online and offline channels. These include, but are not limited to, retailers, distributors, liquidators, import and export companies, online and offline auctioneers, catalog and mail-order companies, classifieds, directories, search engines, virtually all online and offline commerce participants (consumer-to-consumer, business-to-consumer and business-to-business), online and offline shopping channels and networks. As our product offerings continue to broaden into new categories of items and new commerce formats, we expect to face additional competition from other online and offline channels for those new offerings. We compete on the basis of price, product selection, and services. Our growth rates in our most mature markets have significantly slowed and we are losing market share in some segments. For our Payments segment, our users may choose to pay through a variety of alternative means, including credit and debit cards, automated clearing house and bank wires, other online payment services, offline payment methods such as cash, check or money order and using mobile phones. To compete effectively, we may need to expend significant resources in technology and marketing. These efforts may be expensive and could reduce our margins and have a materially adverse effect on our business, financial position, operating results and cash flows and reduce the trading price of our stock. Despite our efforts to preserve and expand the size and diversity of our users' online community and enhance the user experience, we may not be able to continue to manage our operating expenses or increase or maintain our revenue to avoid or reduce a decline in our consolidated net income or avoid a net loss. For more information regarding these risks, see the information in “Item 1A: Risk Factors” under the captions “Our industries are intensely competitive” and “We are subject to regulatory activity and antitrust litigation under competition laws.”
Seasonality
We expect transaction activity patterns on our websites to mirror general consumer buying patterns. Please see the information in “Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Seasonality.”
Technology
Our Marketplaces and Payments platforms utilize a combination of proprietary technologies and services as well as technologies and services provided by others. We have developed intuitive user interfaces, customer tools and transaction processing, database and network applications that help enable our users to reliably and securely complete transactions on our sites. Our technology infrastructure simplifies the storage and processing of large amounts of data, eases the deployment and operation of large-scale global products and services and automates much of the administration of large-scale clusters of computers. Our infrastructure has been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences. We strive to continually improve our technology to enhance the customer experience and to increase efficiency, scalability and security. For information regarding technology related risks, see the information in “Item

1A: Risk Factors” under the captions “Our failure to cost-effectively manage certain aspects of our business could harm us,” and “System failures could harm our business.”
Intellectual Property
We regard the protection of our intellectual property as critical to our success. We aggressively protect our intellectual property rights by relying on federal, state and common law rights in the U.S. and internationally, as well as a variety of administrative procedures. We also rely on contractual restrictions to protect our proprietary rights in products and services. We have entered into confidentiality and invention assignment agreements with our employees and contractors and nondisclosure agreements with parties with whom we conduct business in order to limit access to and disclosure of our proprietary information.
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
We have registered our core brands as trademarks and domain names in the U.S. and a large number of other jurisdictions and have in place an active program to continue to secure trademarks and domain names that correspond to our brands in markets of interest. If we are unable to protect our trademarks or domain names, we could be adversely affected in any jurisdiction in which our trademarks or domain names are not registered. We have licensed in the past, and expect to license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to others.
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
Segments and Geographic Information
For an analysis of financial information about our segments as well as our geographic areas, please see “Note 6 — Segments” to the consolidated financial statements included in this report. Please see the information in “Item 1A: Risk Factors” under the caption “There are many risks associated with our international operations.”
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
Our operating results have varied on a quarterly basis during our operating history. Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our operating results include the following:

•
general economic conditions, including the possibility of a prolonged period of limited economic growth in the U.S. and Europe; disruptions to the credit and financial markets in the U.S. and worldwide; adverse effects of the ongoing financial crisis in Europe; contractions or limited growth in consumer spending or consumer credit; and adverse economic conditions that may be specific to the Internet, ecommerce and payments industries;

•
our ability to retain an active user base, attract new users, and encourage existing users to list items for sale, purchase items through our websites, or use our payment services, especially when consumer spending is weak;

•
the primary and secondary effects of previously announced and possible future changes to our pricing, products and policies, including, among other changes, restrictions or holds on payments made to sellers or in connection with certain categories of higher-risk transactions; changes to performance standards and/or rewards for sellers, including taking into account cases filed through the eBay and PayPal buyer protection programs in evaluating individual seller performance ratings; changes to the dispute resolution process, including directing eBay buyers to resolve

•
disputes with sellers through eBay instead of through PayPal; the adoption of a single fixed price format, which includes making listings previously available under our store inventory format accessible through our search algorithms; upgrades to eBay checkout services and, effective July 2011, the discontinuation of support for third party checkout services;

•	consumer confidence in the safety and security of transactions using our websites or technology and the effect of any changes in our practices and policies designed to foster improved confidence;

•	our ability to manage the costs of and effectively implement our user protection programs;

•	the volume, velocity, size, timing, monetization, and completion rates of transactions using our websites or technology;

•	regulatory and legal actions imposing obligations on our businesses or our users, including the injunction related to certain cosmetic and perfume brands (see “Item 3 - Legal Proceedings” below);

•
our ability to improve the quality of the user experience on our websites (including our customer support in the event of a problem) in light of the improved quality generally of the user experience offered by competitive Internet merchants;

•	our ability to reduce the loss of active buyers and sellers and increase activity of the users of our Marketplaces business, especially with respect to our top buyers and sellers;

•	changes to our use of advertising on our sites, including changes in ad placement;

•	the impact on PayPal or Bill Me Later of regulations enacted pursuant to new laws regulating financial institutions, including the Dodd-Frank Act in the U.S.;

•
other new laws or regulations, or interpretations of existing laws or regulations, that impose liability on us for actions of our users or otherwise harm our business models or restrict the Internet, ecommerce, online payments or online advertising;

•	our ability to meet existing and new regulatory requirements as we expand the range and geographical scope of our services, especially for our Payments business;

•	the actions of our competitors, including the introduction of new sites, services, products and functionality;

•	the costs and results of litigation that involves us;

•	our ability to develop product enhancements, programs, and features on different platforms (e.g., mobile) at a reasonable cost and in a timely manner;

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
We invest heavily in technology, marketing and promotion, customer support, protection programs and further development of the operating infrastructure for our core and non-core operations. Some of this investment entails long-term contractual commitments. As a result, we may be unable to adjust our spending rapidly enough to compensate for any unexpected revenue shortfall, which may harm our profitability.
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
We have announced changes to our Marketplaces business intended to drive more sales and improve seller efficiency. For example, in the U.S. and the U.K., we have begun testing the efficacy of improving new seller performance and increasing buyer satisfaction by requesting that PayPal hold new seller funds in certain instances, and we may expand the scope of such programs in the future. Some of the changes that we have announced to date have been controversial with, and led to dissatisfaction among, our sellers, and additional changes that we announce in the future may also be negatively received by some of our sellers. This may not only impact the supply of items listed on our websites, but because many sellers also buy from our sites, it may adversely impact demand as well. Given the number of recent changes that we have made to our policies and pricing, it may take our sellers some time to fully assess and adjust to these changes, and sellers may elect to reduce volume while making such assessments and adjustments or in response to these changes. If any of these changes cause sellers to move their business (in whole or in part) away from our websites or otherwise fail to improve gross merchandise volume or the number of successful listings, our operating results and profitability will be harmed. We believe that the mix of sales under our traditional auction-style listing format and fixed-price listing format will continue to shift towards our fixed-price format. Accordingly, we have eliminated some of the features related to our traditional auction-style format and expect others will become less meaningful to, and used less frequently by, our sellers, which would result in a corresponding decrease in revenues from such features. In addition, we expect that the costs associated with our seller discount programs will increase as more sellers will become eligible for such discounts.
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
The economic downturn could harm our business.
Our Marketplaces and Payments businesses are dependent on consumer purchases. The economic downturn has resulted in reduced buyer demand and reduced selling prices and may reduce the volume of purchases on our Marketplaces platforms and the volume of transactions paid for using our Payment services, all of which would adversely affect our business. In addition, the economic downturn has adversely affected our advertising revenues and may require us to increase our reserves for bad debt and transaction and loan losses. Continuing poor economic conditions will likely continue or exacerbate these trends. In the event of the bankruptcy of a merchant that sells goods or services in advance of the date of their delivery or use (such as airline, cruise or concert tickets), PayPal could be liable to the buyers of such goods or services either through its buyer protection program or through chargebacks on payment cards used by customers to fund their payment through PayPal.
We are exposed to fluctuations in currency exchange rates and interest rates.
Because we conduct the majority of our business outside the United States but report our financial results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. In connection with its multi-currency service, PayPal fixes exchange rates twice per day, and may face financial exposure if it incorrectly fixes the exchange rate or if exposure reports are delayed. PayPal also holds some corporate and customer funds in non-U.S. currencies, and thus its financial results are affected by the translation of these non-U.S. currencies into U.S. dollars. In addition, the results of operations of many of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions will result in increased net revenues, operating expenses and net income. Similarly, our translation of foreign currency denominated transactions will result in lower net revenues, operating expenses and net income if the U.S. dollar strengthens against foreign currencies, as happened in the first half of 2010. Net revenues in the fiscal year ended December 31, 2010 were negatively impacted by foreign currency translation of $9.6 million compared to the same period of the prior fiscal year. As exchange rates vary, net revenues and other operating results, when translated, may differ materially from expectations. In particular, to the extent the U.S. dollar strengthens against the Euro, British pound, Korean won, Australian dollar or Canadian dollar, our foreign revenues and profits will be reduced as a result of these translation adjustments. While from time to time we enter into transactions to hedge portions of our foreign currency translation exposure, it is impossible to perfectly predict or completely eliminate the effects of this exposure. In addition, to the extent the U.S. dollar strengthens against the Euro, the British pound, the Australian dollar, the Canadian dollar or other currencies, cross-border trade related to purchases of dollar-denominated goods by non-U.S. purchasers will likely decrease, and that decrease will likely not be offset by a corresponding increase in cross-border trade involving purchases by U.S. buyers of goods denominated in other currencies, adversely affecting our business.

In addition, we face exposure to fluctuations in interest rates. For example, relatively low interest rates have continued to limit our investment income, including income we earn on PayPal customer balances, which in turn has materially lowered our net interest income.
Bill Me Later's operations depend on lending services provided by an unaffiliated lender.
We acquired Bill Me Later, a company that facilitates credit services by lending banks, in November 2008. Bill Me Later is neither a chartered financial institution nor is it licensed to make loans in any state. Accordingly, Bill Me Later must rely on a bank or licensed lender to issue the Bill Me Later credit products and extend credit to customers in order to offer the Bill Me Later service. Currently, when a consumer makes a purchase using a Bill Me Later credit product issued by a chartered financial institution, the chartered financial institution extends credit to the consumer, funds the extension of credit at the point of sale and advances funds to the merchant. We subsequently purchase the receivables related to the extensions of credit made by the chartered financial institution and, as a result of the purchase, bear the risk of loss in the event of loan defaults. Although the chartered financial institution continues to own each customer account, we own the related receivable, and Bill Me Later is responsible for all servicing functions related to the account.
In September 2010, WebBank became the issuer of the Bill Me Later credit products. Any termination or interruption of WebBank's ability to lend could result in our being unable to originate any new transactions for the Bill Me Later service. Under those circumstances, we would be required to either reach a similar arrangement with another chartered financial institution, which may not be available on favorable terms, if at all, or to obtain our own bank charter, which would be a time-consuming and costly process and would subject us to a number of additional laws and regulations.
A lawsuit has been filed against Bill Me Later, PayPal and eBay and is pending in the U.S. District Court for the Central District of California, alleging that in its relationship with the chartered financial institution, Bill Me Later is acting as the true lender to customers in violation of various California laws, including the state's usury law. The court dismissed the usury claims in December 2010, but breach of contract and other claims remain. We believe that these allegations are without merit and intend to defend ourselves vigorously. However, this area of law is uncertain and if the lawsuit is successful, Bill Me Later may be required to change its methods of operations, pay substantial damages and reduce some of its charges and fees, which would likely adversely affect our business.
If our Payments business is found to be subject to or in violation of any laws or regulations, including those governing money transmission, electronic funds transfers, money laundering, counter-terrorist financing, banking and lending, it could be subject to liability, licensure and regulatory approval and may be forced to change its business practices.
While PayPal currently allows its customers with credit cards to send payments from 190 markets, PayPal only allows customers in 74 of those markets (including the U.S.) to receive payments, in some cases with significant restrictions on the manner in which customers can withdraw funds. These limitations may affect PayPal's ability to grow in these markets.
Of the 190 markets whose residents can use the PayPal service, 31 (27 countries plus four French overseas departments) are members of the European Union , or EU. Since 2007, PayPal has provided localized versions of its service to customers in the EU through PayPal (Europe) S.A.R.L. et Cie, SCA, a wholly-owned subsidiary of PayPal that is licensed and subject to regulation as a bank in Luxembourg. Accordingly, PayPal (Europe) is subject to significant fines or other enforcement action if it violates the disclosure, reporting, anti-money laundering, capitalization, funds management, corporate governance or other requirements imposed on Luxembourg banks. PayPal has limited experience in operating as a bank, and any fines or other enforcement actions imposed by the Luxembourg regulator could adversely affect PayPal's business. PayPal (Europe) implements its localized services in EU countries through a“passport” notification process through the Luxembourg regulator to regulators in other EU member states pursuant to EU Directives, and has completed the “passport” notice process in all EU member countries. The regulators in these countries could notify PayPal (Europe) of local consumer protection laws that will apply to its business, in addition to Luxembourg consumer protection law, and could also seek to persuade the Luxembourg regulator to order PayPal (Europe) to conduct its activities in the local country through a branch office. These or similar actions by these regulators could increase the cost of, or delay, PayPal's plans for expanding its business in EU countries. In addition, the EU Payments Service Directive, which established a new regulatory regime for payment services providers, formally took effect in November 2009. The interpretation of regulations implementing the EU Payments Service Directive remains uncertain.
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
In markets other than the U.S., the EU, Australia and the China domestic business, PayPal serves its customers through PayPal Private Ltd., a wholly-owned subsidiary of PayPal that is based in Singapore. In many of these markets, it is not clear whether PayPal's Singapore-based service is subject only to Singaporean law or, if it were subject to local laws, whether such local law would require a payment processor like PayPal to be licensed as a bank or financial institution or otherwise. In such markets, the business may rely on partnerships with local banks to process payments and conduct foreign exchange in local currency. Local regulators who do not have direct jurisdiction over Singapore-based PayPal Private Ltd. may use their local regulatory power to slow or halt payments to local merchants conducted through the local banking partner. Such regulatory actions impacting local banking partner arrangements could impose substantial costs and involve considerable delay to the provision or development of PayPal services in that market. The Reserve Bank of India has asserted that PayPal's offering of payment services to customers outside of India to send personal, non-commercial payments to recipients in India requires a license from the Reserve Bank. For a period of time in 2010, the Reserve Bank directed the Indian affiliate of PayPal's processing bank to suspend withdrawals to the Indian bank accounts of PayPal customers for both personal and business customers. PayPal has suspended personal non-commercial payments to and from Indian accounts, and has also stopped offering certain commercial payments between Indian buyers and Indian sellers. In November 2010, the Reserve Bank of India issued guidelines to Indian banks on the requirements for processing export-related transactions for online payment gateway service providers such as PayPal. The Reserve Bank may again impose a suspension if it is not satisfied with PayPal's and its partner bank's actions to comply with these guidelines. In the event of any non-compliance, PayPal could be subject to fines from the Reserve Bank, and PayPal's prospects for future business in India, both cross-border and domestic, could be materially and adversely affected.
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
PayPal is also subject to various anti-money laundering and counter-terrorist financing laws and regulations around the world that prohibit, among other things, its involvement in transferring the proceeds of criminal activities. Although PayPal has implemented a program to comply with these laws and regulations, any errors or failure to comply with federal, state or foreign money laundering and counter-terrorist financing laws could result in significant criminal and civil lawsuits, penalties, and forfeiture of significant assets. In the United States, PayPal is subject to regulations that require it to report suspicious activities involving transactions of $2,000 or more, and may be required to obtain and keep more detailed records on the senders and recipients in certain transfers of $3,000 or more. The interpretation of suspicious activities in this context is uncertain. Pending regulations may require PayPal to revise the procedures it uses to verify the identity of its customers and to monitor international transactions more closely.
Several countries in which PayPal is regulated, including Australia, Luxembourg and Singapore, have implemented new anti-money laundering and counter-terrorist financing laws and regulations, and PayPal has had to make changes to its procedures in response. In November 2009, the Australian anti-money laundering and counter-terrorist financing regulator (AUSTRAC) accepted an enforceable undertaking from PayPal Australia pursuant to which PayPal Australia agreed, among other things, to appoint an independent auditor to assess PayPal Australia's anti-money laundering compliance policies and procedures and issue a report identifying any unremediated deficiencies accompanied by a plan by PayPal to remedy any such deficiencies. In the enforceable undertaking, AUSTRAC expressed concern that PayPal Australia did not have systems and controls in place to manage adequately its money laundering and terrorist financing risk. In September 2010, the independent auditor completed its review and issued its report, and PayPal Australia submitted a remediation plan. PayPal Australia is in the process of investing in improvements to its anti-money laundering and counter-terrorist financing systems, policies and operations as part of its remediation plan. In addition, PayPal Australia will be required to obtain additional information from customers, verify that information, and monitor its customers' activities more closely. As PayPal continues to localize its services in additional jurisdictions, it could be required to meet standards similar to those in Australia. These requirements could impose significant costs on PayPal, cause delay to other planned product improvements, make it more difficult for new customers to join its network and reduce the attractiveness of its products.

Although there have been no definitive interpretations to date, PayPal has taken actions as though its service is subject to the Electronic Fund Transfer Act and Regulation E of the U.S. Federal Reserve Board. Under such regulations, among other things, PayPal is required to provide advance disclosure of changes to its service, to follow specified error resolution procedures and to reimburse consumers for losses from certain transactions not authorized by the consumer. PayPal seeks to pass most of these losses on to the relevant merchants, but PayPal incurs losses if the merchant does not have sufficient funds in its PayPal account. Additionally, even technical violations of these laws can result in penalties of up to $1,000 for each non-compliant transaction or up to $500,000 per violation in any class action, and we could also be liable for plaintiffs' attorneys fees. In the second quarter of 2010, two putative class-action lawsuits (Devinda Fernando and Vadim Tsigel v. eBay Inc. and PayPal, Inc.; and Moises Zepeda v. PayPal, Inc.) were filed in the U.S. District Court in the Northern District of California. These lawsuits contain allegations related to violations of aspects of the Electronic Fund Transfer Act and Regulation E and violations of a previous settlement agreement related to Regulation E, and/or allege that PayPal improperly held users' funds or otherwise improperly limited user's accounts. These lawsuits seek damages as well as changes to PayPal's practices among other remedies. A determination that there have been violations of the Electronic Fund Transfer Act, Regulation E or violations of other laws relating to PayPal's practices could expose PayPal to significant liability. Changes to PayPal's practices that may result from these lawsuits could require PayPal to incur significant costs and to expend product resources, which could cause delay to other planned product improvements, which would further harm our business.
Our Bill Me Later service is similarly subject to a variety of laws and regulations. Although we do not originate loans under the Bill Me Later service, we do purchase receivables related to the consumer loans extended by the bank which originates them, and one or more jurisdictions may conclude that the eBay company which purchases those receivables is a lender or money transmitter or loan broker, which could subject us to liability or regulation in one or more jurisdictions. As described under the caption “Bill Me Later's operations depend on lending services provided by an unaffiliated lender” above, a lawsuit has been filed against Bill Me Later in the U.S. District Court for the Northern District of California alleging that in its relationship with the former issuer of the Bill Me Later credit products, Bill Me Later was acting as the true lender to customers in violation of various California laws, including the state's usury law.
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
We have received in the past, and we anticipate receiving in the future, communications alleging that certain items listed or sold through our service by our users infringe third-party copyrights, trademarks and trade names, or other intellectual property rights. See “Item 3 - Legal Proceedings” below. Although we have sought to work actively with the owners of intellectual property rights to eliminate listings offering infringing items on our websites, some rights owners have expressed the view that our efforts are insufficient. Content owners and other intellectual property rights owners have been active in asserting their purported rights against online companies, including eBay. Allegations of infringement of intellectual property rights have resulted in threats of litigation and actual litigation against us from time to time by rights owners, including litigation brought by luxury brand owners such as Tiffany & Co. in the U.S., Rolex S.A. and Coty Prestige Lancaster Group GmbH in Germany, Louis Vuitton Malletier and Christian Dior Couture in France and L'Oréal SA, Lancôme Parfums et Beauté & Cie and Laboratoire Garnier & Cie in several European countries. The plaintiffs in these cases seek to hold eBay liable for alleged counterfeit items listed on our sites by third parties, for “tester” and other consumer products labeled in a manner to prevent resale and for unboxed and other allegedly nonconforming products listed on our sites by third parties, for the alleged misuse of trademarks or copyrights in listings or otherwise on our sites, or in connection with paid search advertisements, or for alleged violations of selective distribution channel laws or parallel import laws for listings of authentic items, or for alleged non-compliance with consumer protection laws. Such plaintiffs seek, among other things, injunctive relief and damages. In the aggregate, these suits could result in significant damage awards and injunctions that could adversely affect our business. These and similar suits may force us to modify our business practices, which could lower our revenue, increase our costs or make our websites less convenient to our customers. Any such results could materially harm our business. In addition, rights owners have aggressively sought to reduce the applicability of limitations to intellectual property rights such as copyright exhaustion and the first sales doctrine in cases such as Vernor v. Autodesk Inc. (Ninth Circuit Court of Appeals) and Costco Wholesale Corp. vs. Omega S.A. To the extent such doctrine are limited, the supply of goods available for resale on eBay may be adversely affected.
In addition to litigation from rights owners, we may be subject to regulatory, civil or criminal proceedings and penalties if governmental authorities believe we have aided in the sale of counterfeit goods. While we have had some early success in defending against such litigation, more recent cases have been based, at least in part, on different legal theories than those of earlier cases, and there is no guarantee that we will continue to be successful in defending against such litigation. Plaintiffs in recent cases have argued that we are not entitled to safe harbors under the Digital Millennium Copyright Act in the U.S. or as a hosting provider in the European Union under the Electronic Commerce Directive because of the alleged active nature of our involvement with our sellers, and that, whether or not such safe harbors are available, we should be found liable because we supposedly have not adequately removed listings that are counterfeit or are authentic but allegedly violate trademark or copyright law or effectively suspended users who have created such listings. We are continuously seek to improve and modify our efforts to eliminate counterfeit and pirated items. These improvements are in response to ongoing business initiatives designed to reduce bad buyer experiences and improve customer satisfaction as well as in response to new patterns we are seeing among counterfeiters and others committing fraud on our users. Notwithstanding these efforts, we believe that the legal climate, especially in Europe, is becoming more adverse to our positions, which may require us to take actions which could lower our revenues, increase our costs, or make our websites less convenient to our customers, which may materially harm our business. In addition, a public perception that counterfeit or pirated items are commonplace on our sites, even if factually incorrect, could damage our reputation and our business.
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
We are subject to patent litigation.
We have repeatedly been sued for allegedly infringing other parties' patents. Some of these ongoing suits are described under the heading “Item 3 - Legal Proceedings” below. We are a defendant in other patent suits and we have been notified of several other potential patent disputes, and expect that we will increasingly be subject to patent infringement claims involving various aspects of our Marketplaces and Payments segments as our services expand in scope and complexity. These claims, whether meritorious or not, are time consuming and costly to resolve, and could require expensive changes in our methods of doing business, could require us to enter into costly royalty or licensing agreements, or could require us to cease conducting certain operations.
Use of our services for illegal purposes could harm our business.
We may be unable to prevent our users from selling unlawful or stolen goods or unlawful services, or selling goods or services in an unlawful manner, and we may be subject to allegations of civil or criminal liability for unlawful activities carried out by users through our services. We have been subject to several lawsuits based upon such allegations. In December 2004, an executive of Baazee.com, our Indian subsidiary, was arrested in connection with a user's listing of a pornographic video clip on that website. We continue to contest the charges related to this arrest. Similarly, one of our Korean subsidiaries (IAC) and one of its employees were found criminally liable for listings (which occurred prior to our acquisition of IAC) on IAC's website. The German Federal Supreme Court has ruled that we may have a duty to take reasonable measures to prevent prohibited DVDs from being sold on our site to minors and that competitors may be able to enforce this duty. In a number of circumstances, third parties, including government regulators and law enforcement officials, have alleged that our services aid and abet certain violations of certain laws, including antiscalping laws with respect to the resale of tickets, laws regarding the sale of counterfeit items, the fencing of stolen goods, selective distribution channel laws, distance selling laws and the sale of items outside of the U.S. that are regulated by U.S. export controls.
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
PayPal's payment system is also susceptible to potentially illegal or improper uses. These may include illegal online gambling, fraudulent sales of goods or services, illicit sales of prescription medications or controlled substances, piracy of software and other copyrighted or trademarked goods, money laundering, terrorist financing, bank fraud, child pornography trafficking, prohibited sales of alcoholic beverages or tobacco products, online securities fraud and encouraging, promoting, facilitating or instructing others to engage in illegal activities. There has been an increased focus by rights owners and U.S. government officials on the role payments systems play in the sale of, and payment for, pirated digital goods on the Internet. Recent changes in law have increased the penalties for intermediaries providing payment services for certain illegal activities, and additional payments-related proposals are under active consideration by government policymakers. Despite measures PayPal has taken to detect and lessen the risk of this kind of conduct, illegal activities could still be funded using PayPal. Any resulting claims or liabilities could harm our business.
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

Furthermore, several court decisions arguably have narrowed the scope of the immunity provided to Internet service providers like us under the Communications Decency Act. For example, the Ninth Circuit has held that certain immunity provisions under the Communications Decency Act might not apply to the extent that a website owner materially contributes to the development of unlawful content on its website. As our websites evolve, challenges to the applicability of these immunities can be expected to continue. In addition, the Paris Court of Appeal has ruled in the Louis Vuitton Malletier and Christian Dior Couture cases that applicable laws protecting passive internet “hosts” from liability are inapplicable to eBay given that eBay actively promotes bidding on its sellers' listings and receives a commission on successful transactions, and is therefore a broker. This trend, if continued, may increase our potential liability to third parties for the user-provided content on our sites, particularly in jurisdictions outside the U.S. where laws governing Internet transactions are unsettled. If we become liable for information provided by our users and carried on our service in any jurisdiction in which we operate, we could be directly harmed and we may be forced to implement new measures to reduce our exposure to this liability, including expending substantial resources or discontinuing certain service offerings, which would negatively affect our financial results. In addition, the increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could require us to incur additional costs and harm our reputation and our business.
Government inquiries may lead to charges or penalties.

A large number of transactions occur on our websites on a daily basis. Government regulators have received a significant number of consumer complaints about both eBay and PayPal, which, while small as a percentage of our total transactions, are large in aggregate numbers. As a result, from time to time we have been contacted by various foreign and domestic governmental regulatory agencies that have questions about our operations and the steps we take to protect our users from fraud. PayPal has received inquiries regarding its restriction and disclosure practices from the Federal Trade Commission and regarding these and other business practices from the attorneys general of a number of states. In September 2006, PayPal entered into a settlement agreement with the attorneys general of a number of states under which it agreed to pay $1.7 million to the attorneys general, shorten and streamline its user agreement, increase educational messaging to users about funding choices, and communicate more information regarding protection programs to users. We currently face inquiries from government regulators in various jurisdictions related to actions that we have taken that are designed to improve the security of transactions and the quality of the user experience on our websites and we may face similar inquires from other government regulators in the future. For example, both the Australian Competition and Consumer Commission and the Reserve Bank of Australia recently reviewed our policies requiring sellers to offer PayPal as a payment alternative on most transactions on our localized Australian website and precluding sellers from imposing a surcharge or any other fee for accepting PayPal or other payment methods. Other regulators have requested information concerning PayPal's limitations of customer accounts. Similarly, Bill Me Later has from time to time received customer complaints that could result in investigations into Bill Me Later's business practices by state or federal regulators. As a result of the recent credit crisis, new laws have been passed, and we expect additional new laws and regulations to be adopted that impose, among other requirements, additional obligations and restrictions on the provision of credit. We are likely to receive additional inquiries from regulatory agencies in the future, including under existing or new credit laws or regulations, which may lead to action against us. We have responded to all inquiries from regulatory agencies by describing our current and planned antifraud efforts, customer support procedures, operating procedures and disclosures. If one or more of these agencies is not satisfied with our response to current or future inquiries, we could be subject to enforcement actions, fines or other penalties, or forced to change our operating practices in ways that could harm our business.
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
In April 2009, we announced plans to change the dispute resolution process (which we refer to as “resolutions”) for transactions on eBay.com and eBay.co.uk in which a buyer claims the item was not received or the item they received was different from that described in the listing. We implemented these plans beginning in the fourth quarter of 2009. Previously, buyers with an issue on our eBay.com and eBay.co.uk platform were generally required to contact the seller directly and, if they were unable to resolve the issue, to start the resolutions process online via PayPal's resolution center. We have transitioned to a new, on-eBay resolutions process provided by eBay customer support, which now serves as the primary entry point for buyers on eBay.com and eBay.co.uk who are unable to resolve their disputes with eBay sellers. Among other things, the new resolutions process provides that eBay will generally reimburse the buyer for the full amount of an item's purchase price (including original shipping costs), in cases where the item was not received or the item they received was different from that described in the listing, and the seller does not provide adequate resolution to the buyer. eBay then attempts to recoup amounts paid to the buyer from the seller's PayPal accounts or other payment methods.
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
Over the last several years, we have enhanced the buyer and seller protections offered by PayPal in certain eBay marketplaces, and in certain countries for transactions outside of eBay marketplaces. These changes to PayPal's buyer and seller protection program could result in future increases and fluctuations in our Payments transaction loss rate. For the fiscal years ended December 31, 2008, 2009 and 2010, our Payments transaction losses (including both direct losses and buyer protection payouts) totaled $171.5 million, $180.9 million and $153.1 million, representing 0.29%, 0.25% and 0.17% of our net total payment volume in the respective periods. We have also recently changed the dispute resolution process for transactions on eBay.com and eBay.co.uk, as described in greater detail above under the caption “Changes to our dispute resolution process could increase our costs and loss rate,” which could result in an increase in our combined eBay and PayPal transaction losses. PayPal's highly automated and liquid payment service makes PayPal an attractive target for fraud. In configuring its service, PayPal continually strives to maintain the right balance of appropriate measures to promote both convenience and security for customers. Identity thieves and those committing fraud using stolen credit card or bank account numbers can potentially steal large amounts of money from businesses such as PayPal. We believe that several of PayPal's current and former competitors in the electronic payments business have gone out of business or significantly restricted their businesses largely due to losses from this type of fraud. While PayPal uses advanced anti-fraud technologies, we expect that technically knowledgeable criminals will continue to attempt to circumvent PayPal's anti-fraud systems using increasingly sophisticated methods. In addition, PayPal's service could be subject to employee fraud or other internal security breaches, and PayPal may be required to reimburse customers for any funds stolen as a result of such breaches. Merchants could also request reimbursement, or stop using PayPal, if they are affected by buyer fraud or other types of fraud.
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
Cross-border trade has become an increasingly important source of both revenue and profits for us. Cross-border transactions using our websites generally provide higher revenues and gross margins than similar transactions that take place within a single country or market. We generally earn higher transaction fees for cross-border transactions involving PayPal, and our Marketplaces business continues to represent a relatively easy way for buyers and sellers to engage in cross-border trade compared with other alternatives. Any factors that result in a net reduction in cross-border trade, including, among other factors, fluctuations in currency exchange rates, the interpretation and application of specific national or regional laws, such as selective distribution channel laws and parallel import laws, to users in other countries (e.g., the interpretation and application of such laws to the sale of “gray market” goods), the potential interpretation and application of laws of multiple jurisdictions (e.g., the jurisdiction of the buyer, the seller, and/or the location of the item being sold), or any other factors that impose restrictions on, or increase the costs of, purchasing, selling or shipping goods across national borders (including customs enforcement and tariffs) would harm our business.
Our business is subject to online security risks, including security breaches.
Our businesses involve the storage and transmission of users' proprietary information, and security breaches could expose us to a risk of loss or misuse of this information, litigation, and potential liability. An increasing number of websites, including several other large internet companies, have recently disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on portions of their sites. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose users. A party that is able to circumvent our security measures could misappropriate our or our users' proprietary information, cause interruption in our operations, damage our computers or those of our users, or otherwise damage our reputation and business. Any compromise of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, and a loss of confidence in our security measures, which could harm our business.
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
Under payment card rules and our contracts with our card processors, if there is a breach of payment card information that we store, or that is stored by PayPal's direct payment card processing customers, we could be liable to the payment card issuing banks for their cost of issuing new cards and related expenses. In addition, if we fail to follow payment card industry security standards, even if there is no compromise of customer information, we could incur significant fines or lose our ability to give customers the option of using payment cards to fund their payments or pay their fees. If we were unable to accept payment cards, our business would be seriously damaged.
Our servers are also vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions, and we have experienced “denial-of-service” type attacks on our system that have, in certain instances, made all or portions of our websites unavailable for periods of time. In December 2010, PayPal was subject to a series of distributed “denial of service”

attacks following PayPal's decision to permanently restrict the account used by WikiLeaks due to a violation of PayPal's Acceptable Use Policy. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. These issues are likely to become more difficult as we expand the number of places where we operate. Security breaches, including any breach by us or by parties with which we have commercial relationships that result in the unauthorized release of our users' personal information, could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our insurance policies carry low coverage limits, which may not be adequate to reimburse us for losses caused by security breaches.
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
We derive significant revenue from advertising on our websites. Revenues from online advertising are sensitive to events and trends that affect advertising expenditures, such as general changes in the economy and changes in consumer spending, as well as the effectiveness of online advertising versus offline advertising media and the value our websites provide to advertisers relative to other websites. Recent economic conditions have adversely impacted our advertising revenue. In addition, major search engine operators have the ability to change from time to time, at their sole discretion, the rules and search algorithms governing the pricing, availability, and placement of online advertising. Any changes in these rules or search algorithms could materially reduce the value that we derive from online advertising on our websites, either directly or indirectly. For example, retailers pay a fee to Shopping.com for online shoppers directed to their websites by Shopping.com. Rule changes made by search engines in 2008 disrupted traffic to our Shopping.com website, which in turn adversely affected click-through traffic to retailers from our Shopping.com website and associated fee revenue. Furthermore, we have recently changed the placement of ads on our sites, which may reduce the amount we are paid. Finally, legislators and regulators in various jurisdictions, including the U.S. and the European Union, are reviewing Internet advertising models and the use of user-related data, and are considering proposals that could restrict or otherwise impact this business model. If we experience a reduction in our advertising revenues due to economic, competitive, regulatory, technological or other factors, including the worldwide economic slowdown, or due to the renegotiation of the terms of our contracts with major advertising companies or due to a reduction in our ability to effectively place advertisements on our sites or otherwise provide value to our advertisers, our business and financial results would suffer.
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
Numerous states and foreign jurisdictions, including the State of California, where our headquarters are located, have regulations regarding “auctions” and the handling of property by “secondhand dealers” or “pawnbrokers.” Several states and some foreign jurisdictions, including France, have attempted, and may attempt in the future, to impose such regulations upon us or our users. Attempted enforcement of these laws against some of our users appears to be increasing and such attempted enforcements could harm our business. In France, we have been sued by Conseil des Ventes, the French auction regulatory authority. The authority alleges that sales on our French website constitute illegal auctions that cannot be performed without its consent. Although we have won this lawsuit in the lower court, this decision is being appealed. A lawsuit alleging similar claims has been brought against us by two associations of French antique dealers. We intend to vigorously defend against these lawsuits. However, these and other regulatory and licensure claims could result in costly litigation and, if successful, could require us to change the way we or our users do business in ways that increase costs or reduce revenues (for example, by forcing us to prohibit listings of certain items for some locations). We could also be subject to fines or other penalties, and any of these outcomes could harm our business.
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

As we expand and localize our international activities, we become obligated to comply with the laws of the countries or markets in which we operate. In addition, because our services are accessible worldwide, and we facilitate sales of goods to users worldwide, one or more jurisdictions may claim that we or our users are required to comply with their laws based on the location of our servers or one or more of our users, or the location of the product or service being sold or provided in an ecommerce transaction. For example, we were found liable in France, under French law in the Louis Vuitton Malletier litigation for transactions on some of our websites worldwide that did not involve French buyers or sellers (see “Item 3 - Legal Proceedings” below). Laws regulating Internet and ecommerce companies outside of the U.S. may be less favorable than those in the U.S., giving greater rights to consumers, content owners, competitors, users and other third parties. Compliance may be more costly or may require us to change our business practices or restrict our service offerings, and the imposition of any regulations on our users may harm our business. In addition, we may be subject to overlapping legal or regulatory regimes that impose conflicting requirements on us. Our alleged failure to comply with foreign laws could subject us to penalties ranging from criminal prosecution to significant fines to bans on our services, in addition to the significant costs we may incur in defending against such actions.
In light of the global financial crisis, U.S. federal lawmakers enacted legislation in 2010 overhauling the federal government's oversight of consumer financial products and systemic risk in the U.S. financial system. Although the full effect of the new legislation will be dependent on regulations to be adopted by a number of different agencies, we expect the general effect of the new law will be to require PayPal and Bill Me Later to make additional disclosures to their users and to impose new restrictions on certain of their activities. These new obligations will increase our costs and may result in increased litigation, the need to make expensive product changes and other adverse impacts on our business. In addition, we also expect that the continued implementation of the financial reform law enacted in 2010 will adversely impact some significant traditional revenue streams for banks, such as overdraft fees and debit card interchange fees. As a result, banks may need to revise their business models to remain profitable, which may lead them to charge more for services which were previously provided for free or at lower cost. Any resulting increases in service fees required for PayPal to process transactions (e.g., service fees for automated clearing house transactions) would increase our costs and adversely affect our business.
Changes to payment card networks or bank fees, rules, or practices could harm PayPal's business.
PayPal does not belong to or directly access payment card networks, such as Visa and MasterCard, which enable PayPal's acceptance of credit cards and debit cards (including some types of prepaid cards). As a result, PayPal must rely on banks or other payment processors to process transactions, and must pay fees for this service. From time to time, payment card networks have increased, and may increase in the future, the interchange fees and assessments that they charge for each transaction using one of their cards. PayPal's payment card processors have the right to pass any increases in interchange fees and assessments on to PayPal as well as increase their own fees for processing. Changes in interchange fees and assessments could increase PayPal's operating costs and reduce its profit margins. In addition, in some markets, governments have required Visa and MasterCard to reduce interchange fees, or have opened investigations as to whether Visa or MasterCard's interchange fees and practices violate antitrust law. In the United States, the financial reform law enacted in 2010 authorizes the Federal Reserve Board to regulate debit card interchange rates and debit card network exclusivity provisions, and the Federal Reserve Board has proposed rules that include caps on debit card interchange fees at significantly lower rates than Visa or MasterCard currently charge. The Federal Reserve Board's proposal also requests comment on whether non-traditional payment systems such as PayPal should be treated as “payment card networks” subject to the new law on debit card interchange and exclusivity. If PayPal is treated as a “payment card network” for this purpose, PayPal's revenues could be reduced and its business could be adversely affected. Any material reduction in credit or debit card interchange rates in the United States or other markets could jeopardize PayPal's competitive position against traditional credit and debit card processors.
PayPal is required by its processors to comply with payment card network operating rules, and PayPal has agreed to reimburse its processors for any fines they are assessed by payment card networks as a result of any rule violations by PayPal or PayPal's customers. The payment card networks set and interpret the card rules. Payment card networks could adopt new operating rules or re-interpret existing rules that PayPal or its processors might find difficult or even impossible to follow. As a result, PayPal could lose its ability to give customers the option of using payment cards to fund their payments, or could lose its ability to give customers the choice of currency in which they would like their card to be charged. If PayPal were unable to accept payment cards, its business would be seriously damaged. In addition, the velocity of trade on eBay could decrease and our business would further suffer.
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
We have experienced system failures from time to time, and any interruption in the availability of our websites will reduce our current revenues and profits, could harm our future revenues and profits, and could subject us to regulatory scrutiny. Our eBay.com website has been interrupted for periods of up to 22 hours. In November 2009, technical systems issues resulted in eBay.com users being unable to search for listed items for a period of several hours. Our PayPal website has suffered intermittent unavailability for periods as long as five days, most recently for approximately two hours in October 2010. Other of our websites (e.g., StubHub) have experienced intermittent unavailability from time to time. Any unscheduled interruption in our services results in an immediate, and possibly substantial, loss of revenues. Frequent or persistent interruptions in our services could cause current or potential users to believe that our systems are unreliable, leading them to switch to our competitors or to avoid our sites, and could permanently harm our reputation and brands. Reliability is particularly critical for PayPal, especially as it seeks to expand its Merchant Services business. Because PayPal is a regulated financial institution, frequent or persistent site interruptions could lead to fines, penalties, or mandatory changes to PayPal's business practices, and ultimately could cause PayPal to lose existing licenses it needs to operate or prevent it from obtaining additional licenses that it needs to expand. Finally, because our customers may use our products for critical transactions, any system failures could result in damage to our customers' businesses. These customers could seek significant compensation from us for their losses. Even if unsuccessful, this type of claim likely would be time-consuming and costly for us to address.
Although our systems have been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences, they remain vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, cyber attacks, computer viruses, computer denial-of-service attacks, human error, hardware or software defects or malfunctions, and similar events or disruptions. Some of our systems, including our Shopping.com website and the systems related to the Bill Me Later business, are not fully redundant, and our disaster recovery planning is not sufficient for all eventualities. Our systems are also subject to break-ins, sabotage, and intentional acts of vandalism. Despite any precautions we may take, the occurrence of a natural disaster, a decision by any of our third-party hosting providers to close a facility we use without adequate notice for financial or other reasons, or other unanticipated problems at our hosting facilities could cause system interruptions, delays, and loss of critical data, and result in lengthy interruptions in our services. We do not carry business interruption insurance sufficient to compensate us for losses that may result from interruptions in our service as a result of system failures.
There are many risks associated with our international operations.
Our international expansion has been rapid and our international business, especially in Germany, Korea and the U.K., has also become critical to our revenues and profits. Net revenues outside the U.S. accounted for approximately 54% of our net revenues in each of the fiscal years ended December 31, 2008, 2009 and 2010. Expansion into international markets requires management attention and resources and requires us to localize our services to conform to local cultures, standards and policies. The commercial, Internet, and transportation infrastructure in lesser-developed countries may make it more difficult for us to replicate our traditional Marketplaces business model. In many countries, we compete with local companies that understand the local market better than we do, and we may not benefit from first-to-market advantages. We may not be successful in expanding into particular international markets or in generating revenues from foreign operations. For example, in 2002 we withdrew our eBay marketplace offering from the Japanese market, and in 2007 we contributed our business in China to a joint venture with a local Chinese company. Even if we are successful in developing new markets, we often expect the costs of operating new sites to exceed our net revenues from those sites for at least 12 months in most countries.
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

•	cultural ambivalence towards, or non-acceptance of, online trading;

•	laws and business practices that favor local competitors or prohibit or limit foreign ownership of certain businesses;

•	difficulties in integrating with local payment providers, including banks, credit and debit card networks, and electronic fund transfer systems;

•	differing levels of retail distribution, shipping, and Internet infrastructures;

•	different employee/employer relationships and labor laws, and the existence of workers' councils and labor unions;

•	difficulties in staffing and managing foreign operations;

•	challenges associated with joint venture relationships and minority investments, including dependence on our joint venture partners;

•	difficulties in implementing and maintaining adequate internal controls;

•	longer payment cycles, different accounting practices, and greater problems in collecting accounts receivable;

•	potentially adverse tax consequences, including local taxation of our fees or of transactions on our websites;

•	higher Internet service provider costs;

•	different and more stringent user protection, data protection, privacy and other laws;

•	seasonal reductions in business activity;

•	expenses associated with localizing our products, including offering customers the ability to transact business in the local currency;

•	restrictions on the repatriation of funds, foreign currency exchange restrictions, and exchange rate fluctuations;

•	volatility in a specific country's or region's political, economic or military conditions (e.g., in South Korea relating

•	to its disputes with North Korea);

•	challenges associated with maintaining relationships with local law enforcement and related agencies; and

•	differing intellectual property laws.
Some of these factors may cause our international costs of doing business to exceed our comparable domestic costs. As we expand our international operations and have additional portions of our international revenues denominated in foreign currencies, we also could become subject to increased difficulties in collecting accounts receivable and repatriating money without adverse tax consequences, and increased risks relating to foreign currency exchange rate fluctuations. The impact of currency exchange rate fluctuations is discussed in more detail under the caption “We are exposed to fluctuations in currency exchange rates and interest rates” above.
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
We have acquired a number of businesses in the past, including, most recently, Milo.com in the United States and brands4friends, an online shopping club in Germany. The acquisitions of Milo.com and brands4friends expose us to new risks associated with these adjacent businesses, including risks related to merchants continuing their relationships with Milo.com or brands4friends on acceptable terms, if at all, and risks related to the unavailability of safe harbor liability protection as a “hosting provider” under European Union law for the brands4friends business.
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
The Bill Me Later service relies on third-party merchant processors and payment gateways to process transactions. For the fiscal year ended December 31, 2009 and December 31, 2010, approximately 80% and 67%, respectively, of all transaction volume by dollar amount through the Bill Me Later service was settled through the facilities of a single vendor. Any disruption to these third party payment processing and gateway services would adversely affect the Bill Me Later service.
The Bill Me Later service is offered to a wide range of consumers, and the financial success of this business depends on the ability of the issuing bank of the Bill Me Later credit products to manage credit risk related to those products. The lender extends credit using Bill Me Later's proprietary segmentation and credit scoring algorithms and other analytical techniques designed to analyze the credit risk of specific customers based on their past purchasing and payment history as well as their credit scores. Based on these performance criteria, the lender may extend or increase lines of credit to consumers at the point of sale. These algorithms and techniques may not accurately predict the creditworthiness of a consumer due to, among other factors, inaccurate assumptions about a particular consumer or the economic environment. The accuracy of the predictions and the ability of the lender and us to manage credit risk related to the Bill Me Later service may also be affected by legal or regulatory changes (such as bankruptcy laws and minimum payment regulations), competitors' actions, changes in consumer behavior and other factors. The lender may also incorrectly interpret the data produced by these algorithms in setting its credit policies, which may impact the financial performance of the Bill Me Later service. In addition, economic and financial conditions in the U.S. may affect consumer confidence levels and reduce consumers' ability or willingness to use credit, including the credit extended by the lender to consumers who use the Bill Me Later service, which could impair the growth and profitability of this business.

We anticipate that the volume of credit extended by WebBank (the financial institution issuing the Bill Me Later credit products) will increase as we begin to enable qualified buyers with a PayPal account to use Bill Me Later as a payment funding option for transactions on eBay.com and on certain merchant websites that accept PayPal. We purchase the receivables relating to these consumer loans extended by the issuing bank, and therefore bear the risk of loss. Like other businesses with significant exposure to losses from consumer credit, the Bill Me Later service faces the risk that certain account holders will default on their payment obligations, making the receivables uncollectible and creating the risk of potential charge-offs. The rate at which receivables were charged off as uncollectible, or the net charge-off rate, was approximately 10.66% and 7.71% for the fiscal years ended December 31, 2009 and December 31, 2010, respectively. The nonpayment rate among Bill Me Later users may increase due to, among other things, worsening economic conditions, such as the current recession in the U.S., and higher unemployment rates. Consumers who miss payments on their obligations often fail to repay them, and consumers who file for protection under the bankruptcy laws generally do not repay their credit. The age and rate of growth of the receivables related to a consumer credit portfolio also affects the rate of missed payments and accounts charged off as uncollectible.
We currently fund the purchase of receivables related to Bill Me Later accounts through the sale of commercial paper, our cash balances and free cash flow generated from our portfolio of businesses. Effective September 1, 2010, we fund receivables generated through new Bill Me Later accounts using offshore cash from our Luxembourg-based bank. A downgrade in our credit ratings, particularly our short-term credit ratings, would likely reduce the amount of commercial paper we could issue (or, in certain circumstances, could prevent us from making commercial paper borrowings), increase our commercial paper borrowing costs, or both. If we are unable to fund our purchase of receivables related to the Bill Me Later business adequately or in a cost-effective manner, the growth and profitability of this business could be significantly and adversely affected.
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
The State of Colorado recently enacted new legislation that takes a slightly different approach by imposing a set of use tax collection notice and reporting requirements (but not the actual tax collection responsibility) on certain retailers with no physical presence in Colorado. The law is designed to aid Colorado in collecting use tax from Colorado residents who purchase taxable items from out-of-state retailers. A draft regulation promulgated by the Colorado Department of Revenue would exclude from these reporting obligations businesses that sell $100,000 or less into the state in a calendar year, thus limiting the impact on our sellers. Oklahoma has enacted a similar law. While the recent laws in New York, North Carolina, Rhode Island, Oklahoma and Colorado do not specifically apply to our business, the proliferation of such state legislation, particularly as many states seek to expand revenues generated by broader taxes, could adversely affect some of our sellers at some point in the future and indirectly harm our business.
In conjunction with the Streamlined Sales Tax Project — an ongoing, multi-year effort by U.S. state, and local governments to require collection and remittance of remote sales tax by out-of-state sellers — H.R. 5660, the Main Street Fairness Act, was most recently introduced in the 111th Session of the U.S. Congress. The Act, which was not enacted prior to the adjournment of the Congress, would allow states that meet certain simplification and other standards to require out-of-state sellers to collect and remit sales taxes on goods purchased by in-state residents. Sellers meeting an as yet undefined small seller exception would be excluded from the requirements of the Act. This legislation, which may be reintroduced in the 112th Congress as a way to enable states to increase sales tax revenues and help address significant state budgetary shortfalls caused by the economic downturn. The adoption of this Act or similar legislation that lacks a robust small business exemption would result in the imposition of sales taxes and additional costs associated with complex sales tax collection, remittance and audit compliance requirements on our sellers. This would make selling on our websites less attractive for small retailers, and would harm our business.

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
Similar issues exist outside of the U.S., where the application of VAT or other indirect taxes on ecommerce providers such as eBay is uncertain and evolving. While we attempt to comply in those jurisdictions where it is clear that a tax is due, certain of our subsidiaries have, from time to time, received claims relating to the applicability of indirect taxes to our fees.  Should such taxes become applicable, our business could be harmed. We collect and remit indirect taxes in certain jurisdictions. However, tax authorities may raise questions about our obligation to collect and remit such taxes, as well as the proper calculation of such taxes. For example, a Korean tax authority is currently asserting that certain coupons and incentives available on our sites should not be deducted when computing taxes on our fees. Should any new taxes become applicable to our fees or if the taxes we pay are found to be deficient, our business could be harmed. We do not collect taxes on the goods or services sold by users of our services. One or more states or the federal government or foreign countries may seek to impose a tax collection, reporting or record-keeping obligation on companies that engage in or facilitate ecommerce. Such an obligation could be imposed by legislation intended to improve tax compliance (and legislation to such effect has been discussed in the U.S. Congress, several states, and a number of foreign jurisdictions) or if an eBay company was ever deemed to be the legal agent of the users of our services by a jurisdiction in which eBay operates. In July 2008, the Housing and Economic Recovery Act of 2008 (H.R. 3221) was signed into law. This law contains provisions that require companies that provide payments over electronic means to users to report to the Internal Revenue Service (IRS) information on payments received by certain customers. The legislation, effective for payments received after December 31, 2010, requires PayPal and other electronic payments providers, as well as potentially StubHub and similar companies, to report to the IRS on U.S.-based customers who receive more than $20,000 in payments and more than 200 payments in a year, and to request tax ID numbers from U.S. users and track payments by tax ID number. The IRS regulations may also require us to collect a certification of non-U.S. taxpayer status from international merchants. These requirements may decrease seller activity on our sites and harm our business. One or more other jurisdictions may also seek to impose tax-collection or reporting obligations based on the location of the product or service being sold or provided in an ecommerce transaction, regardless of where the respective users are located. Imposition of a discriminatory record keeping or tax collecting requirement could decrease seller activity on our sites and would harm our business. Foreign authorities may also require eBay to help ensure compliance by our users with local laws regulating professional sellers, including tax requirements. In addition, we have periodically received requests from tax authorities in many jurisdictions for information regarding the transactions of large classes of sellers on our sites, and in some cases we have been legally obligated to provide this data. The imposition of any requirements on us to disclose transaction records for all or a class of sellers to tax or other regulatory authorities or to file tax forms on behalf of any sellers, especially requirements that are imposed on us but not on alternative means of ecommerce, and any use of those records to investigate, collect taxes from, or prosecute sellers, could decrease seller activity on our sites and harm our business.
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
Our customers rely on access to the Internet to use our products and services. In many cases that access is provided by companies that compete with at least some of our offerings, including incumbent telephone companies, cable companies, mobile communications companies, and large Internet service providers. Some of these providers have stated that they may take measures that could degrade, disrupt, or increase the cost of customers' use of our offerings by restricting or prohibiting the use of their infrastructure to support or facilitate our offerings, or by charging increased fees to us or our users to provide our offerings. In addition, Internet service providers could attempt to charge us each time our customers use our offerings. Worldwide, a number of companies have announced plans to take such actions or are selling products designed to facilitate such actions. The United States Federal Communications Commission enacted rules on December 21, 2010 (Preserving the Open Internet Broadband Industry Practices [FCC-10-201] ) establishing baseline restrictions that would regulate the ability of Internet access companies to interfere with Internet traffic transported over wired and wireless networks. These FCC rules are likely to be reviewed by the Federal courts in 2011. Pending greater regulatory and judicial clarity, interference with our offerings or higher charges for access to our offerings, whether paid by us or by our customers, could cause us to lose existing customers, impair our ability to attract new customers, and harm our revenue and growth.
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
Our tickets business is subject to seasonal fluctuations and the general economic and business conditions that impact the sporting events and live entertainment industries. The recent economic downturn has resulted in a decrease in ticket prices sold on our sites and has negatively impacted revenue and profits. In addition, a work stoppage, strike or lockout by a professional sports league (for example, the National Football League or the National Basketball Association) could result in the cancellation of all or a portion of the games in a league's season, which would harm our tickets business.
Our tickets business also faces significant competition from a number of sources, including ticketing service companies (such as Live Nation Entertainment (formerly Ticketmaster), AEG, Comcast-Spectacor and Tickets.com), event organizers (such as professional sports teams and leagues), ticket brokers, and other online and offline ticket resellers, such as TicketsNow (which is owned by Live Nation Entertainment) and RazorGator. In addition, some ticketing service companies and event organizers have begun to issue event tickets through various forms of electronic ticketing systems that are designed to restrict or prohibit the transferability of such event tickets. Ticketing service companies have also begun to use market-based pricing strategies or dynamic pricing to charge much higher prices that they historically have for premium tickets. Besides charging higher prices, these ticketing service companies have also imposed additional restrictions on transferability for these types of tickets, such as requiring customers to pick up these tickets at will-call with the purchasing credit card. To the extent that event tickets issued in this manner cannot be resold on our websites, or to the extent that we are otherwise unable to compete with these competitors, our tickets business would be harmed.
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
A number of parties provide services to us or to our users that benefit us. Such services include seller tools that automate and manage listings, merchant tools that manage listings and interface with inventory management software, storefronts that help our users list items, caching services that make our sites load faster, and shipping providers that deliver goods sold on our platform, among others. In some cases we have contractual agreements with these companies that give us a direct financial interest in their success, while in other cases we have none. PayPal is dependent on the processing companies and banks that link PayPal to the payment card and bank clearing networks. Similarly, Bill Me Later relies on an unaffiliated lender in providing the Bill Me Later service and also relies heavily on third parties to operate its services, including merchant processors and payment gateways to process transactions. Financial or regulatory issues, labor issues (e.g., strikes or work stoppages) or other problems that prevent these companies from providing services to us or our users could reduce the number of listings on our websites or make completing transactions or payments on our websites more difficult, thereby harming our business. In addition, price increases by companies that provide services to our users (such as postal and delivery services) could also reduce the number of listings on our websites or make it more difficult for our users to complete transactions, thereby harming our business. Any security breach at a company providing services to our users could also adversely affect our customers and harm our business.
In addition, we have outsourced certain functions to third-party providers, including customer support and product development functions, which are critical to our operations. If our service providers do not perform satisfactorily, our operations could be disrupted, which could result in user dissatisfaction and adversely affect our business, reputation and operating results.
Although we generally have been able to renew or extend the terms of contractual arrangements with, or if necessary replace, third parties who provide services to us on acceptable terms, there can be no assurance that we will continue to be able to do so in the future. If any third parties were to stop providing services to us on acceptable terms, including as a result of bankruptcy due to poor economic conditions, we may be unable to procure alternatives from other third parties in a timely and efficient manner and on acceptable terms, or at all. In addition, there can be no assurance that third parties who provide services directly to our users will continue to do so on acceptable terms, or at all.
Customer complaints or negative publicity about our customer support or anti-fraud measures could diminish use of our services.
Customer complaints or negative publicity about our customer support could severely diminish consumer confidence in and use of our services. Measures that we sometimes take to combat risks of fraud and breaches of privacy and security have the potential to damage relations with our customers or decrease activity on our sites by making our sites more difficult to use or restricting the activities of certain users. These measures heighten the need for prompt and accurate customer support to resolve irregularities and disputes. Effective customer support requires significant personnel expense, and this expense, if not managed properly, could significantly impact our profitability. Failure to manage or train our own or outsourced customer support representatives properly could compromise our ability to handle customer complaints effectively. If we do not handle customer complaints effectively, our reputation may suffer and we may lose our customers' confidence.
Because it is providing a financial service and operating in a more regulated environment, PayPal must provide telephone as well as email customer support and must resolve certain customer contacts within shorter time frames. As part of PayPal's program to reduce fraud losses and prevent money laundering, it may temporarily restrict the ability of customers to withdraw their funds if those funds or the customer's account activity are identified by PayPal's risk models as suspicious. PayPal has in the past received negative publicity with respect to its customer support and account restrictions, and has been the subject of purported class action lawsuits and state attorney general inquiries alleging, among other things, failure to resolve account restrictions promptly. In the second quarter of 2010, two putative class-action lawsuits (Devinda Fernando and Vadim Tsigel v. eBay Inc. and PayPal, Inc.; and Moises Zepeda v. PayPal, Inc.) were filed in the U.S. District Court in the Northern District of California. These lawsuits contain allegations that PayPal improperly held user's funds or otherwise improperly limited user's accounts. These lawsuits seek damages as well as changes to PayPal's practices among other remedies. A determination that there have been violations of laws relating to PayPal's practices can expose PayPal to significant liability. Changes to PayPal's practices that may result from these lawsuits could require PayPal to incur significant costs and to expend product resources, which could cause delay to other planned product improvements, which would further harm our business. If PayPal is unable to provide quality customer support operations in a cost-effective manner, PayPal's users may have negative experiences, PayPal may receive additional negative publicity, its ability to attract new customers may be damaged, and it could become subject to additional litigation. As a result, current and future revenues could suffer, losses could be incurred, and its operating margins may decrease.
In addition, negative publicity about, or negative experiences with, customer support for any of our businesses could cause our reputation to suffer or affect consumer confidence in our brands individually or as a whole.
Our industries are intensely competitive.
Marketplaces
Our Marketplaces businesses currently or potentially compete with a large number of companies providing particular categories of goods and/or broader ranges of goods. The Internet provides new, rapidly evolving and intensely competitive channels for the sale of all types of goods. We expect competition to intensify in the future. The barriers to entry into these channels can be relatively low and current offline and new competitors, including small businesses who want to create and promote their own stores, can easily launch online sites at nominal cost using commercially available software or partnering with any one of a number of successful ecommerce companies. Moreover, online and offline business increasingly are competing with each other. Consumers who purchase or sell goods and services through our Marketplaces businesses have more and more alternatives.

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
A number of companies offer a variety of services that provide channels for buyers to find and buy items from sellers of all sizes, including online aggregation and classifieds websites such as craigslist (in which we own a minority equity stake), Google Merchant Center, Oodle.com and a number of international websites operated by Schibsted ASA. In certain markets, our fixed-price listing and traditional auction-style listing formats are increasingly being challenged by other formats, such as classifieds. Our classifieds websites, including eBay Classifieds, Kijiji, Marktplaats, mobile.de, Gumtree, Den Blå Avis and BilBasen, offer classifieds listings in the U.S. and a variety of local international markets. In many markets in which they operate, including in the U.S., our classified platforms compete against more established online and offline classifieds platforms.
Our online shopping comparison site, Shopping.com, competes with sites such as Buy.com, Google's Product Search, Nextag.com, Pricegrabber.com, Shopzilla, and Yahoo! Product Search, which offer shopping search engines that allow consumers to search the Internet for specified products. Recent legal developments may affect the utility of shopping comparison sites if manufacturers limit variation in product pricing. In addition, sellers are increasingly utilizing multiple sales channels, including the acquisition of new customers by paying for search-related advertisements on search engine sites such as Google, Bing and Yahoo!. We use product search engines and paid search advertising to help users find our sites, but these services also have the potential to divert users to other online shopping destinations.
We also compete with many local, regional, and national specialty retailers and exchanges in each of the major categories of products offered on our site. For example, category-specific competitors to offerings in our “Clothing, Shoes & Accessories” category include, among others, AE.com, Amazon.com, Bluefly.com, Coldwater-Creek.com, Dillard's, DSW, The Gap, J.C. Penney, Kohl's, Land's End, Lane Bryant, LL Bean, Macy's, Nike, Nieman-Marcus, Nordstrom, Old Navy, Overstock.com, Payless, Shoebuy, Shoes.com, Target, Victoria's Secret, Wal-Mart and Zappos.com, as well as other online and offline retailers, stores and shopping networks.
Our international Marketplaces websites compete with similar online and offline channels in each of their vertical categories in most countries. In addition, they compete with general online ecommerce sites, such as: Quelle and Otto in Germany; Leboncoin.fr and PriceMinister in France; Taobao in China; Tradus (owned by Naspers) in Poland; Yahoo-Kimo in Taiwan; Lotte, Naver and 11th Street in South Korea; Trading Post, OZtion and Aussie Bidder in Australia; and Amazon and Play.com in the United Kingdom and other countries. In some of these countries, there are online sites that have much larger customer bases and greater brand recognition than we do, and in certain of these jurisdictions there are competitors that may have a better understanding of local culture and commerce than we do. As our businesses in less-developed countries grow, we increasingly may compete with domestic competitors which have advantages we do not possess, such as a greater ability to operate under local regulatory authorities.
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
We may be unable to compete successfully against current and future competitors. Some current and potential competitors have longer operating histories, larger customer bases and greater brand recognition in other business and Internet sectors than we do. Other online ecommerce sites may be acquired by, receive investments from, or enter into other commercial relationships with well-established and well-financed companies. As a result, some of our competitors with other revenue sources may be able to devote more resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to website and systems development than we can. Some of our competitors may offer or continue to offer free shipping or other transaction-related services which improve the user experience on their sites and which could be impractical or inefficient for eBay sellers to match. New technologies may increase the competitive pressures by enabling our competitors to offer more efficient or lower-cost services.
In addition, certain established retailers may encourage manufacturers to limit or cease distribution of their products to dealers who sell through online channels such as eBay, or may attempt to use existing or future government regulation to prohibit or limit online commerce in certain categories of goods or services. For example, manufacturers may attempt to enforce minimum resale price maintenance arrangements to prevent distributors from selling on our websites or on the Internet generally, or at prices that would make our site attractive relative to other alternatives. The adoption by manufacturers of policies, or the adoption of new laws or regulations or interpretations of existing laws or regulations by government authorities, in each case discouraging the sales of goods or services over the Internet, could force eBay users to stop selling certain products on our websites. Increased competition or anti-Internet distribution policies or regulations may result in reduced operating margins, loss of market share and diminished value of our brands. In order to respond to changes in the competitive environment, we may, from time to time, make pricing, service or marketing decisions or acquisitions that may be controversial with and lead to dissatisfaction among some of our sellers, which could reduce activity on our websites and harm our profitability.
Although we have established Internet traffic arrangements with several large online services and search engine companies, these arrangements may not be renewed on favorable terms or these companies may decide to promote competitive services. Even if these arrangements are renewed, they may not result in increased usage of our sites. In addition, companies that control user access to transactions through network access, Internet browsers, or search engines could promote our competitors, channel current or potential users to their vertically integrated electronic commerce sites or their advertisers' sites, attempt to restrict access to our sites, or charge us substantial fees for inclusion. Search engines are increasingly becoming a starting point for online shopping, and as the costs of operating an online store continue to decline, online sellers may increasingly sell goods through multiple channels, which could reduce the number and value of transactions these sellers conduct through our sites.
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

•	providers of traditional payment methods, particularly credit cards, checks, money orders, and Automated Clearing House transactions;

•	issuers of stored value targeted at online payments, including VisaBuxx, NetSpend and GreenDot;

•	mobile payments, including Obopay, Amazon Payments, Crandy, LUUP and Payforit;

•	Amazon Payments, which offers online merchants the ability to accept credit card- and bank-funded payments from Amazon's base of online customers on the merchant's own website;

•	Google Checkout, which enables the online payment of merchants using credit cards;

•	payment services targeting users of social networks and online gaming, including Facebook and Hi5 credits, PlaySpan, Boku and Zong;

•
payment services enabling banks to offer their online banking customers the ability to send and receive payments through their bank account, including ZashPay from Fiserv and Popmoney from CashEdge; and

•	online shopping services that provide special offers linked to a specific payment provider, such as Visa's RightCliq, MasterCard MarketPlace, TrialPay and Tapjoy.
Some of these competitors have longer operating histories, significantly greater financial, technical, marketing, customer service and other resources, greater name recognition, or a larger base of customers in affiliated businesses than PayPal. PayPal's competitors may respond to new or emerging technologies and changes in customer requirements faster and more effectively than PayPal. Some of these competitors may also be subject to less burdensome licensing, anti-money laundering, and other regulatory requirements than PayPal, which is subject to additional regulations based on, among other factors, its licensure as a bank in Luxembourg. They may devote greater resources to the development, promotion, and sale of products and services than PayPal, and they may offer lower prices. For example, Google Checkout has offered free payments processing on transactions in an amount proportionate to certain advertising spending with Google. Competing services tied to established banks and other financial institutions may offer greater liquidity and engender greater consumer confidence in the safety and efficacy of their services than PayPal.
Overseas, PayPal faces competition from similar channels and payment methods. In each country, numerous banks provide standard online payment card acquiring and processing services, and these banks typically have leading market share. In addition, PayPal faces competition from Visa's Visa Direct, MasterCard's MoneySend, Royal Bank of Scotland's World Pay, Moneybookers, ClickandBuy and Ukash in the EU; NOCHEX in the United Kingdom; Sofortüberweisung in Germany; CertaPay and HyperWallet in Canada; Paymate, BPay, POLI and Visa PayClick in Australia; Alipay, YeePay and 99 Bill in China; and Inicis in South Korea. In addition, in certain countries, such as Germany and Australia, electronic funds transfer is a leading method of payment for both online and offline transactions. As in the U.S., established banks and other financial institutions that do not currently offer online payments could quickly and easily develop such a service.
Some of PayPal's competitors, such as Wells Fargo, First Data, American Express and Royal Bank of Scotland, also provide processing or foreign exchange services to PayPal. If PayPal were to seek to expand the financial products that it offers, either alone or through a commercial alliance or an acquisition, these processing and foreign exchange relationships could be negatively affected, or these competitors and other processors could make it more difficult for PayPal to deliver its services.
We are subject to regulatory activity and antitrust litigation under competition laws.
We receive scrutiny from various government agencies under U.S. and foreign competition laws. Some jurisdictions also provide private rights of action for competitors or consumers to assert claims of anti-competitive conduct. Other companies and government agencies have in the past and may in the future allege that our actions violate the antitrust or competition laws of the U.S. or other countries, or otherwise constitute unfair competition. Contractual agreements with buyers, sellers, or other companies could give rise to regulatory action or antitrust litigation. Also, our unilateral business practices could give rise to regulatory action or antitrust litigation. Some regulators, particularly those outside of the U.S., may perceive our business to have so much market power that otherwise uncontroversial business practices could be deemed anticompetitive. For example, in the U.S., we have been sued by a plaintiff representing a putative class of sellers who alleges that we have illegally monopolized a market for online auctions. See “Item 3 - Legal Proceedings” below. In Korea, the national competition authority has investigated allegations that we have engaged in illegal exclusive conduct and rendered a decision against us in October 2010. The case is on appeal through two administrative lawsuits, and a further investigation is now being conducted by the prosecutor's office. The competition authorities in Germany and Australia have conducted investigations (now completed) of various actions taken by our businesses. Such claims and investigations, even if without foundation, typically are very expensive to defend, involve negative publicity and substantial diversion of management time and effort, and could result in significant judgments against us.
In several jurisdictions, we have taken actions designed to improve the security of transactions and the quality of the user experience on our websites. Beginning in June 2008, we have required users in the U.K. to offer PayPal as a payment alternative on most transactions on our localized U.K. website, and since October 2008, we have required sellers on eBay.com to accept one or more accepted payment methods (currently PayPal, credit or debit cards processed through Internet merchant accounts, ProPay, Moneybookers and Paymate) and no longer allow any forms of paper payment, including checks and money orders, to be listed by sellers in the U.S. for most categories of items. While these initiatives are intended to improve and make safer our users' buying experience and/or increase activity on our sites, certain users may be negatively affected by or react negatively to these changes, and may allege that we have (and are abusing) market power. We currently face inquiries from government regulators in various jurisdictions related to such actions. For example, both the Australian Competition and Consumer Commission and the Reserve Bank of Australia recently reviewed our policies requiring sellers to offer PayPal as a payment alternative on most transactions on our localized Australian website and precluding sellers from imposing a surcharge or any other fee for accepting PayPal or other payment methods. We may face similar inquiries from other government regulators in the future. Negative reactions to these changes by our users or government authorities could, among other things, force us to change our operating practices in ways that could harm our business, operating results and profitability.
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
We have expanded our headcount, facilities, and infrastructure in the U.S. and internationally, and anticipate that further expansion in certain areas will be required for some of our businesses. This expansion has placed, and we expect it will continue to place, a significant strain on our management, operational, and financial resources. The areas that are put under strain by our growth include the following:

•
Website Stability. We must constantly add new hardware, update software and add new engineering personnel to accommodate the increased use of our and our subsidiaries' websites and the new products and features we regularly introduce. This upgrade process is expensive, and the increased complexity of our websites and the need to support multiple platforms as our portfolio of brands grows increases the cost of additional enhancements. Failure to upgrade our technology, features, transaction processing systems, security infrastructure, or network infrastructure in a cost-effective manner to accommodate increased traffic or transaction volume or changes to our site functionality could harm our business. Adverse consequences could include unanticipated system disruptions, slower response times, degradation in levels of customer support, impaired quality of users' experiences of our services, impaired quality of services for third-party application developers using our externally accessible APIs and delays in reporting accurate financial information. We may be unable to effectively upgrade and expand our systems in a timely manner or smoothly integrate any newly developed or purchased technologies or businesses with our existing systems, and any failure to do so could result in problems on our sites. Further, steps to increase the reliability and redundancy of our systems are expensive, reduce our margins, and may not be successful in reducing the frequency or duration of unscheduled downtime.

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
In addition, the economic downturn has reduced tax revenues for U.S. federal and state governments, and proposals to increase taxes from corporate entities are being considered at various levels of government. Among the options have been a range of proposals included in the tax and budget policies recommended to the U.S. Congress by the U.S. Department of the Treasury to modify the federal tax rules related to the imposition of U.S. federal corporate income taxes for companies operating in multiple U.S. and foreign tax jurisdictions. If such proposals are enacted into law, this could increase our effective tax rate. A number of U.S. states have likewise attempted to increase corporate tax revenues by taking an expansive view of corporate presence in order to attempt to impose corporate income taxes and other direct business taxes on companies that have no physical presence in their state. Many U.S. states are also altering their apportionment formulas in order to increase the amount of taxable income/loss attributable to their state from certain out-of-state businesses. Companies that operate over the Internet, such as eBay, are a target of some of these state efforts. If more states were successful in applying direct taxes to Internet companies that are not present in the state, this could increase of our effective tax rate.
There are risks associated with our indebtedness.
At December 31, 2010, we had $1.8 billion in unsecured indebtedness outstanding, as well as $1.8 billion of available borrowing capacity under our existing unsecured revolving credit facility. We may incur additional indebtedness in the future, including under our revolving credit facility or through public or private offerings of debt securities. Our outstanding indebtedness and any additional indebtedness we incur may have important consequences, including, without limitation, the following:

•	we will be required to use cash to pay the principal of and interest on our indebtedness;

•	our indebtedness and leverage may increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure;

•	our ability to obtain additional financing for working capital, capital expenditures and for general corporate and other purposes may be limited; and

•	our flexibility in planning for, or reacting to, changes in our business and our industry may be limited.
Our ability to make payments of principal of and interest on our indebtedness depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our consolidated operations, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to, among other things:

•	seek additional financing in the debt or equity markets;

•	refinance or restructure all or a portion of our indebtedness;

•	sell selected assets;

•	reduce or delay planned capital expenditures; or

•	reduce or delay planned operating expenditures.
Such measures might not be sufficient to enable us to service our debt. In addition, any such financing, refinancing or sale of assets might not be available on economically favorable terms or at all.
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
Our Board of Directors has the authority to issue up to 10,000,000 shares of preferred stock and to determine the preferences, rights and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of common stock may be harmed by rights granted to the holders of any preferred stock that may be issued in the future. Some provisions of our certificate of incorporation and bylaws could have the effect of making it more difficult for a potential acquirer to acquire a majority of our outstanding voting stock or take control of our board of directors. These include provisions that provide for a classified board of directors, prohibit stockholders from taking action by written consent and restrict the ability of stockholders to call special meetings. We are also subject to provisions of Delaware law that prohibit us from engaging in any business combination with any interested stockholder (as defined by Delaware law) for a period of three years from the date the person became an interested stockholder, unless certain conditions are met. This restriction could have the effect of delaying or preventing a change of control.

ITEM 1B:    UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2:    PROPERTIES
We own and lease various properties in the U.S. and 29 other countries around the world. We use the properties for executive and administrative offices, data centers, product development offices and customer service offices. As of December 31, 2010, our owned and leased properties provided us with aggregate square footage of approximately 2.0 million and 2.5 million, respectively. As of December 31, 2010, we owned approximately 2.0 million square feet of space in the U.S. in the following locations: Denver, Colorado; South Jordan and Draper, Utah; Omaha, Nebraska; Phoenix, Arizona; and San Jose, California, as well as approximately 60 acres of land in Utah that could be developed if necessary to accommodate future growth. As of December 31, 2010, we also maintained approximately 0.8 million square feet of leased facilities throughout the U.S., and approximately 1.7 million square feet of leased facilities internationally in Australia, Belgium, Brazil, Canada, China, Czech Republic, Denmark, France, Germany, India, Ireland, Israel, Italy, Japan, Korea, Luxembourg, Malaysia, Mexico, the Netherlands, Norway, Poland, Singapore, Spain, Sweden, Switzerland, Taiwan, Thailand, Turkey and the United Kingdom.
As of December 31, 2010, the total square footage generally used by each of our Marketplaces and Payments segments was approximately 2.2 million and 1.9 million, respectively. Our corporate headquarters located in San Jose, California, occupy approximately 0.2 million square feet.
From time to time we consider various alternatives related to long-term facilities needs. While we believe our existing facilities are adequate to meet our immediate needs, it may become necessary to develop and improve land we own or lease or acquire additional or alternative space to accommodate any future growth.
ITEM 3:     LEGAL PROCEEDINGS
In August 2006, Louis Vuitton Malletier and Christian Dior Couture filed two lawsuits in the Paris Court of Commerce against eBay Inc. and eBay International AG. Among other things, the complaint alleged that we violated French tort law by negligently broadcasting listings posted by third parties offering counterfeit items bearing plaintiffs' trademarks and by purchasing certain advertising keywords. Around September 2006, Parfums Christian Dior, Kenzo Parfums, Parfums Givenchy, and Guerlain Société also filed a lawsuit in the Paris Court of Commerce against eBay Inc. and eBay International AG. The complaint alleged that we had interfered with the selective distribution network the plaintiffs established in France and the European Union by allowing third parties to post listings offering genuine perfumes and cosmetics for sale on our websites. In June 2008, the Paris Court of Commerce ruled that eBay and eBay International AG were liable for failing to prevent the sale of counterfeit items on its websites that traded on plaintiffs' brand names and for interfering with the plaintiffs' selective distribution network. The court awarded plaintiffs approximately EUR 38.6 million in damages and issued an injunction (enforceable by daily fines of up to EUR 100,000) prohibiting all sales of perfumes and cosmetics bearing the Dior, Guerlain, Givenchy and Kenzo brands over all worldwide eBay sites to the extent that they are accessible from France. We appealed this decision, and in September 2010, the Paris Court of Appeal reduced the damages award to EUR 5.7 million and modified the injunction. We have further appealed this decision to the French Supreme Court. In 2009, plaintiffs filed an action regarding our compliance with the original injunction, and in November 2009, the court awarded the plaintiffs EUR 1.7 million (the equivalent of EUR 2,500 per day) and indicated that as a large Internet company we could do a better job of enforcing the injunction. Parfums Christian Dior has filed another motion relating to our compliance with the injunction. We have taken measures to comply with the injunction and have appealed these rulings, noting, among other things, the modification of the initial injunction. However, these and similar suits may force us to modify our business practices, which could lower our revenue, increase our costs, or make our websites less convenient to our customers. Any such results could materially harm our business. Other luxury brand owners have also filed suit against us or have threatened to do so in numerous different jurisdictions, seeking to hold us liable for, among other things, alleged counterfeit items listed on our websites by third parties, “tester” and other not for resale consumer products listed on our websites by third parties, alleged misuse of trademarks in listings, alleged violations of selective distribution channel laws, alleged violations of parallel import laws, alleged non-compliance with consumer protection laws or in connection with paid search advertisements. We have prevailed in some of these suits, lost in others, and many are in various stages of appeal. We continue to believe that we have meritorious defenses to these suits and intend to defend ourselves vigorously.
In May 2009, the U.K. High Court of Justice ruled in the case filed by L'Oréal SA, Lancôme Parfums et Beauté & Cie, Laboratoire Garnier & Cie and L'Oréal (UK) Ltd against eBay International AG, other eBay companies, and several eBay sellers (No. HC07CO1978) that eBay was not jointly liable with the seller co-defendants as a joint tortfeasor, and indicated that it would certify to the European Court of Justice questions of liability for the use of L'Oréal trademarks, hosting liability, and the scope of a possible injunction against intermediaries. The U.K. High Court of Justice certified a number of issues to the European Court of Justice and a hearing before the European Court of Justice on the certified issues took place in June 2010. A decision is expected in 2011. The case was originally filed in July 2007. L'Oréal's complaint alleged that we were jointly liable for trademark infringement for the actions of the sellers who allegedly sold counterfeit goods, parallel imports and testers (not for resale products). Additionally, L'Oréal claimed that eBay's use of L'Oréal brands on its website, in its search engine and in sponsored links, and purchase of L'Oréal trademarks as keywords, constitute trademark infringement. The suit sought an injunction preventing future infringement, full disclosure of the identity of all past and present sellers of infringing L'Oréal goods, and a declaration that our Verified Rights Owner (VeRO) program as then operated was insufficient to prevent such infringement. Other damages claimed are to be specified after the liability stage of the proceedings.
In April 2010, the U.S. Second Circuit Court of Appeals upheld the decision of the trial court that eBay was not liable to Tiffany & Co. for direct or contributory trademark infringement and that generalized knowledge of alleged counterfeiting was not sufficient to cause intermediaries to be liable where there was no “willful blindness” by the intermediary to the problem.

The U.S. Supreme Court denied certiorari with respect to this decision in late 2010.
In March 2007, a plaintiff filed a purported antitrust class action lawsuit against eBay in the Western District of Texas alleging that eBay and its wholly owned subsidiary PayPal “monopolized” markets through various anticompetitive acts and tying arrangements. The plaintiff alleged claims under sections 1 and 2 of the Sherman Act, as well as related state law claims. In April 2007, the plaintiff re-filed the complaint in the U.S. District Court for the Northern District of California (No. 07-CV-01882-RS), and dismissed the Texas action. The complaint seeks treble damages and an injunction. In 2007, the case was consolidated with other similar lawsuits (No. 07-CV-01882JF). In June 2007, we filed a motion to dismiss the complaint. In March 2008, the court granted the motion to dismiss the tying claims with leave to amend and denied the motion with respect to the monopolization claims. Plaintiffs subsequently decided not to refile the tying claims. The plaintiffs' motion on class certification and our motion for summary judgment were heard by the court in December 2009. In March 2010, the District Court granted our motion for summary judgment, denied plaintiffs' motion for class certification as moot, and entered judgment in our favor. Plaintiffs have appealed the District Court's decision, and the matter is fully briefed before the Ninth Circuit Court of Appeals. We intend to vigorously oppose plaintiffs' appeal.
In October 2007, PartsRiver filed a lawsuit in the Eastern District of Texas (No. 2-07CV-440-DF) alleging that eBay, Microsoft, Yahoo!, Shopzilla, PriceGrabber and PriceRunner infringed its patent relating to search methods. The suit seeks an injunction against continuing infringement, unspecified damages, and interest, costs, and fees. The U.S. District Court for the Eastern District of Texas granted defendants' motion to transfer venue and moved the case to the U.S. District Court for the Northern District of California. In August 2009, the District Court granted our motion for summary judgment and ruled that the PartsRiver patent was invalid based on a finding that it was “on sale” more than a year before the filing date of the patent. PartsRiver appealed the District Court's decision to the Federal Circuit Court of Appeals, but then voluntarily dismissed its appeal and requested that the Court of Appeals vacate the District Court's ruling that the patent was invalid. The Court of Appeals dismissed PartsRiver's appeal, but remanded to the District Court consideration of PartsRiver's request to vacate its earlier decision. In parallel with defense of the litigation, we also challenged the validity of the patent in reexamination proceedings before the U.S. Patent and Trademark Office (“PTO”). Before the Court of Appeals issued its decision in the litigation, the PTO issued a reexamination certificate for the patent, which was issued with several new claims, although the original claims on which eBay was sued were held invalid. PartsRiver then conveyed some interest in these newly issued claims to another entity named Kelora. We then filed a declaratory judgment action against PartsRiver and Kelora with the District Court concerning these newly issued claims. The District Court has set a hearing for March 2011 to discuss PartsRiver's request to vacate its earlier decision and eBay's declaratory judgment action.
eBay's Korean subsidiary, IAC, has notified its approximately 20 million users of a January 2008 data breach involving personally identifiable information including name, address, resident registration number and some transaction and refund data (but not including credit card information or real time banking information). Approximately 147,000 users have sued IAC over this breach in several lawsuits in Korean courts and more may do so in the future. Trial for a group of four representative suits began in August 2009 in the Seoul District Court, and trial for a group of 23 other suits began in September 2009 in the Seoul District Court. There is some precedent in Korea for a court to grant “consolation money” for data breaches without a specific finding of harm from the breach. Such precedents have involved payments of up to approximately $200 per user. In January 2010, the Seoul District Court ruled that IAC had met its obligations with respect to defending the site from intrusion and, accordingly, had no liability for the breach. This ruling has been appealed by approximately 34,000 plaintiffs to the Seoul High Court, where it is currently being heard de novo. A decision is expected in 2011.
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
From time to time, we are involved in other disputes or regulatory inquiries that arise in the ordinary course of business including suits by our users (individually or as class actions) alleging, among other things, improper disclosure of our prices, rules or policies, that such prices, rules or policies violate applicable law, or that we have not acted in conformity with such prices, rules or policies. The number and significance of these disputes and inquiries are increasing. Any claims or regulatory actions against us, whether meritorious or not, could be time consuming, result in costly litigation, damage awards, injunctive relief or increased costs of doing business through adverse judgment or settlement, require us to change our business practices in expensive ways, require significant amounts of management time, result in the diversion of significant operational resources or otherwise harm our business.

ITEM 4:    [REMOVED AND RESERVED]

PART II

ITEM 5:    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of Common Stock
Our common stock has been traded on The Nasdaq Global Select Market (formerly The Nasdaq National Market) under the symbol “EBAY” since September 24, 1998. The following table sets forth the high and low per share prices of our common stock, as reported by The Nasdaq Global Select Market, for the following periods.

	High	Low
Year Ended December 31, 2009
First Quarter	$15.48	$9.91
Second Quarter	18.39	12.28
Third Quarter	24.74	15.77
Fourth Quarter	25.80	21.51

	High	Low
Year Ended December 31, 2010
First Quarter	$28.37	$21.51
Second Quarter	27.67	19.54
Third Quarter	25.16	19.06
Fourth Quarter	31.64	23.93
As of January 21, 2011, there were approximately 4,951 holders of record of our common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock.
Dividend Policy
We have never paid cash dividends on our stock and do not anticipate paying cash dividends in the foreseeable future.

Performance Measurement Comparison
The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on December 30, 2005 (the last trading day for the year ended December 31, 2005) in (i) our common stock, (ii) the Nasdaq Composite Index, (iii) the S&P 500 Index and (iv) the S&P North American Technology Internet Index (the successor to the GSTI Internet Index). The S&P North American Technology Internet Index is a modified-capitalization weighted index representing the Internet industry, including Internet software and services and Internet retail companies. Our stock price performance shown in the graph below is not indicative of future stock price performance.
The following graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that we specifically incorporate it by reference into such filing.

$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$0.00
U.S. Dollar
12/31/05
12/31/06
12/31/07
12/31/08
12/31/09
12/31/10
eBay
S&P North America Technology Internet Index
Nasdaq Composite Index
S&P 500 Index

Issuer Purchases of Equity Securities
Stock repurchase activity during the three months ended December 31, 2010 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs (1)
October 1, 2010 - October 31, 2010	—	—	—	$2,356,839,305
November 1, 2010 - November 30, 2010	12,901,324	$30.18	12,901,324	$1,967,413,142
December 1, 2010 - December 31, 2010	798,676	$29.68	798,676	$1,943,707,244
	13,700,000		13,700,000
(1)     In January 2008, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $2.0 billion of our common stock, with no expiration from the date of authorization. In September 2010, our Board authorized an additional stock repurchase program that provides for the repurchase of up to an additional $2.0 billion of our common stock, with no expiration from the date of authorization, for the purpose of offsetting the impact of dilution from our equity compensation programs. During the year ended December 31, 2010, we repurchased approximately $712.8 million of our common stock under these stock repurchase programs. As of December 31, 2010, $1.9 billion remained for further repurchases of our common stock under our $2.0 billion stock repurchase program approved in September 2010. Our stock repurchase program may be limited or terminated at any time without prior notice, and the timing and actual number of shares repurchased depends on a variety of factors, including corporate and regulatory requirements, price, other market conditions and management's determination as to the appropriate use of our cash.

ITEM 6:    SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and “Management's Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The consolidated statement of income data and the consolidated balance sheet data for the years ended, and as of, December 31, 2006, 2007, 2008, 2009 and 2010 are derived from our audited consolidated financial statements.

	Year Ended December 31,
	2006	2007 (2)	2008	2009 (3)	2010
	(In thousands, except per share amounts)
Consolidated Statement of Income Data (1):
Net revenues	$5,969,741	$7,672,329	$8,541,261	$8,727,362	$9,156,274
Gross profit	4,712,949	5,909,357	6,313,192	6,247,600	6,591,607
Income from operations	1,422,956	613,180	2,075,682	1,456,766	2,053,571
Income before income taxes	1,547,057	750,851	2,183,564	2,879,151	2,098,447
Net income	1,125,639	348,251	1,779,474	2,389,097	1,800,961
Net income per share:
Basic	$0.80	$0.26	$1.37	$1.85	$1.38
Diluted	$0.79	$0.25	$1.36	$1.83	$1.36
Weighted average shares:
Basic	1,399,251	1,358,797	1,303,454	1,289,848	1,305,593
Diluted	1,425,472	1,376,174	1,312,608	1,304,981	1,327,417

	As of December 31,
	2006	2007	2008	2009	2010
	(In thousands)
Consolidated Balance Sheet Data: (1)
Cash and cash equivalents	$2,662,792	$4,221,191	$3,188,928	$3,999,818	$5,577,411
Short-term investments	554,841	676,264	163,734	943,986	1,045,403
Long-term investments	277,853	138,237	106,178	1,381,765	2,492,012
Working capital (4)	2,452,191	4,022,926	2,581,503	4,818,240	6,548,824
Total assets	13,494,011	15,366,037	15,592,439	18,408,320	22,003,762
Short-term debt	—	200,000	1,000,000	—	300,000
Long-term debt	—	—	—	—	1,494,227
Total stockholders' equity	10,904,632	11,704,602	11,083,858	13,787,648	15,302,179

(1)
Includes the impact of acquisitions as well as the impact from the disposition of Skype on November 19, 2009, except to the extent that our retained equity stake of approximately 30% in Skype's results of operations is included in interest and other income (expense), net in our Consolidated Statement of Income and long-term investments in our Consolidated Balance Sheet for periods and as of dates subsequent to the date of sale. For a summary of recent significant acquisitions and the sale of Skype, please see “Note 3 - Business Combinations” and “Note 4 - Skype Related Transactions” to the consolidated financial statements included in this report.

(2)	The Consolidated Statement of Income for the year ended December 31, 2007 includes a goodwill impairment charge of $1.4 billion.

(3)
The Consolidated Statement of Income for the year ended December 31, 2009 includes a $343.2 million charge related to the settlement of a lawsuit between Skype, Joltid and entities controlled by Joltid’s founders and a $1.4 billion gain on the sale of Skype. See “Note 4 - Skype Related Transactions” to the consolidated financial statements included in this report.

(4)	Working capital is calculated as the difference between total current assets and total current liabilities.

ITEM 7:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions (such as those relating to future business or financial results, new features or services, or management strategies). You can identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Item 1A: Risk Factors” of this Annual Report on Form 10-K, as well as in our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the SEC. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
You should read the following Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the consolidated financial statements and the related notes included in this report.
Overview
We have two business segments: Marketplaces and Payments. Our Marketplaces segment provides the infrastructure to enable global online commerce on a variety of platforms, including the eBay.com platform and its localized counterparts and our other online platforms, such as our online classifieds businesses, our secondary tickets marketplace (StubHub), our online shopping comparison website (Shopping.com), our apartment listing service platform (Rent.com), and our fixed price media marketplace (Half.com). Our Payments segment is comprised of our online payment solutions PayPal and Bill Me Later. Historically, we also had a Communications segment that consisted of Skype Technologies S.A. (“Skype”). On November 19, 2009, we sold Skype to an investor group for cash, a subordinated note and an equity stake in the outstanding capital stock of the Skype successor entity (now approximately 30%). Accordingly, Skype's operating results are not consolidated in our 2010 results. However, Skype's results of operations are consolidated in our 2008 and 2009 results through the date of sale. Our non-controlling interest in Skype is accounted for under the equity method of accounting. Our proportionate share of the net income (loss) of Skype is recognized on a one quarter lag as a component of interest and other income (expense), net in our consolidated statement of income.
Overall, net revenues increased 5% to $9.2 billion in 2010 compared to $8.7 billion in 2009. Excluding 2009 revenue from Skype (sold in November 2009) of $620.4 million, net revenues would have increased 13%, from $8.1 billion in 2009 to $9.2 billion in 2010. These increases were driven by net revenue growth of 23% and 8% in our Payments and Marketplaces businesses, respectively. We achieved an operating margin of 22% in 2010 compared to 17% in 2009, driven primarily by the impact of a Skype-related legal settlement charge in 2009 and lower amortization costs associated with our acquired intangible assets. Diluted earnings per share decreased to $1.36 in 2010 compared to $1.83 in 2009 driven primarily by the gain on sale of Skype, partially offset by the impact of a Skype-related legal settlement charge in 2009. Operating cash flow decreased to $2.7 billion in 2010 from $2.9 billion in 2009.
Overall, net revenues increased 2% to $8.7 billion in 2009 compared to 2008. The increase was driven primarily by PayPal offset by a decline in revenues generated from our Marketplaces business. We achieved an operating margin of 17% in 2009 compared to 24% in 2008 driven by the impact of a Skype-related legal settlement charge, acquisitions and foreign currency movements against the U.S. dollar. Diluted earnings per share increased to $1.83 in 2009 compared to $1.36 in 2008 driven primarily by the gain on the sale of Skype. Operating cash flow increased to $2.91 billion in 2009 from $2.88 billion in 2008.
Some key operating metrics that members of our senior management regularly review to evaluate our financial results include free cash flow (which we define as net cash provided by operating activities less purchases of property and equipment, net), market share, net promoter score (NPS) and revenue, excluding acquisitions and foreign currency impact. Some key operating metrics specific to our Marketplaces business include gross merchandise value (GMV), GMV excluding vehicles and number of sold items. Some key operating metrics specific to our Payments business include net charge-off rate, net number of payments, net total payment volume (TPV) and risk adjusted margin.

Outlook
We expect our Payments business to continue its strong performance from expanded merchant coverage and share of checkout while generating increased operating leverage. In addition, we expect Marketplaces to have a solid performance in its core markets driven by continued progress in trust, value and selection. From a macroeconomic perspective, we expect a stable outlook on the overall economy and market growth.
Results of Operations
Net Revenues
We generate two types of net revenues: (1) net transaction revenues and (2) marketing services and other revenues. Our net transaction revenues are derived principally from listing fees and final value fees (which are fees payable on transactions completed on our Marketplaces trading platforms), fees paid by merchants for payment processing services and, until the sale of Skype on November 19, 2009, fees charged to users to connect Skype's Internet communications products to traditional fixed-line and mobile telephones. Our marketing services revenues are derived principally from the sale of advertisements, revenue sharing arrangements, classifieds fees and lead referral fees. Our other revenues are derived principally from interest earned on certain PayPal customer account balances, interest and fees earned on the Bill Me Later portfolio of receivables from loans and from contractual arrangements with third parties that provide services to our users.
We generate the majority of our revenues internationally. Accordingly, fluctuations in foreign currency exchange rates impact our results of operations. We have a foreign exchange risk management program that is designed to reduce our exposure to fluctuations in foreign currencies; however, the effectiveness of this program in mitigating the impact of foreign currency fluctuations on our results of operations varies from period to period, and in any given period our operating results are usually affected, sometimes significantly, by changes in currency exchange rates. Fluctuations in exchange rates also directly affect our cross border revenue. We calculate the year-over-year impact of foreign currency movements on our business using prior period foreign currency rates applied to current year transactional currency amounts.
For the year ended December 31, 2010, foreign currency movements relative to the U.S. dollar negatively impacted net revenues by $9.6 million compared to the prior year, which is net of the $11.1 million positive impact from hedging activities of PayPal's net revenue. On a business segment basis for the year ended December 31, 2010, foreign currency movements relative to the U.S. dollar negatively impacted Marketplaces and Payments net revenues by approximately $7.1 million and $2.5 million, respectively, compared to the prior year.
For the year ended December 31, 2009, foreign currency movements relative to the U.S. dollar negatively impacted net revenues by approximately $354.2 million compared to the prior year, which is net of the $15.4 million positive impact from hedging activities of PayPal's net revenues. On a business segment basis for the year ended December 31, 2009, foreign currency movements relative to the U.S. dollar negatively impacted Marketplaces, Payments and Communications net revenues by approximately $247.7 million, $62.1 million and $44.4 million, respectively, compared to the prior year.

The following table sets forth, for the periods presented, net revenues by type, segment and geography. In addition, we have provided a table of certain key operating metrics that we believe are significant factors affecting our net revenues.

	Year Ended December 31,			Percent Change from	Percent Change from
	2008	2009	2010	2008 to 2009	2009 to 2010
	(In thousands, except percentage changes)
Net Revenues by Type:
Net transaction revenues
Marketplaces	$4,711,057	$4,461,845	$4,800,193	(5)%	8%
Payments	2,320,495	2,641,194	3,261,314	14%	23%
Communications	525,803	575,096	—	9%	—
Total net transaction revenues	7,557,355	7,678,135	8,061,507	2%	5%
Marketing services and other revenues
Marketplaces	875,694	849,169	920,434	(3)%	8%
Payments	83,174	154,751	174,333	86%	13%
Communications	25,038	45,307	—	81%	—
Total marketing services and other revenues	983,906	1,049,227	1,094,767	7%	4%
Total net revenues	$8,541,261	$8,727,362	$9,156,274	2%	5%
Net Revenues by Segment:
Marketplaces	$5,586,751	$5,311,014	$5,720,627	(5)%	8%
Payments	2,403,669	2,795,945	3,435,647	16%	23%
Communications	550,841	620,403	—	13%	—
Total net revenues	$8,541,261	$8,727,362	$9,156,274	2%	5%
Net Revenues by Geography:
U.S.	$3,969,482	$3,985,068	$4,214,215	—%	6%
International	4,571,779	4,742,294	4,942,059	4%	4%
Total net revenues	$8,541,261	$8,727,362	$9,156,274	2%	5%

Revenues are attributed to U.S. and international geographies based primarily upon the country in which the seller, payment recipient, customer, website that displays advertising, other service provider or, until the sale of Skype on November 19, 2009, the Skype user's Internet protocol address, as the case may be, is located.

	Year Ended December 31,			Percent Change from	Percent Change from
	2008	2009	2010	2008 to 2009	2009 to 2010
	(In millions, except percentage changes)
Supplemental Operating Data:
Marketplaces Segment: (1)
GMV excluding vehicles (2)	$48,001	$48,346	$53,532	1%	11%
GMV vehicles only (3)	11,649	8,860	8,287	(24)%	(6)%
Total GMV (4)	$59,650	$57,206	$61,819	(4)%	8%
Payments Segment:
Net TPV (5)	$60,146	$71,607	$91,956	19%	28%

(1)	Rent.com, Shopping.com and eBay’s classifieds websites are not included in these metrics.

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

(4)	Total value of all successfully closed items between users on eBay Marketplaces trading platforms during the period,

(4)	regardless of whether the buyer and seller actually consummated the transaction.

(5)
Total dollar volume of payments, net of payment reversals, successfully completed through our Payments network or on Bill Me Later accounts during the period, excluding PayPal's payment gateway business.

Seasonality
The following table sets forth, for the periods presented, our total net revenues and the sequential quarterly growth of these net revenues.

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except percentages)
2008
Net revenues	$2,192,223	$2,195,661	$2,117,531	$2,035,846
Current quarter vs prior quarter	1%	—%	(4)%	(4)%
2009
Net revenues	$2,020,586	$2,097,992	$2,237,852	$2,370,932
Current quarter vs prior quarter	(1)%	4%	7%	6%
2010
Net revenues	$2,196,057	$2,215,379	$2,249,488	$2,495,350
Current quarter vs prior quarter	(7)%	1%	2%	11%
We expect transaction activity patterns on our websites to mirror general consumer buying patterns.
Marketplaces Net Transaction Revenues
Marketplaces net transaction revenues increased $338.3 million, or 8%, in 2010 compared to 2009, while GMV excluding vehicles increased 11% in 2010 compared to 2009. The increase in net transaction revenues was due primarily to the growth in the number of sold items, inclusion of a full year of revenue generated from Gmarket (acquired June 2009), and growth at StubHub, partially offset by the impact of pricing initiatives, including larger discounts to our highest-rated sellers, the settlement of a lawsuit and the establishment of a reserve related to certain indirect tax positions (all recorded as a reduction in revenue).
Marketplaces net transaction revenues decreased $249.2 million, or 5%, in 2009 compared to 2008, while GMV excluding vehicles increased 1% in 2009 compared to 2008. The decrease in net transaction revenues was due primarily to the negative impact of foreign currency movements against the U.S. dollar; pricing initiatives, including larger discounts given to our highest-rated sellers (recorded as a reduction in revenue); and a decline in revenue generated from our vehicles category, offset in part by the inclusion of revenue generated from Gmarket.
Marketplaces net transaction revenues earned internationally totaled $2.7 billion, $2.4 billion and $2.5 billion in 2010, 2009 and 2008, representing 56%, 55% and 54% of total Marketplaces net transaction revenues, respectively. The increase in Marketplaces net transaction revenues earned internationally in 2010 compared to 2009 was due primarily to inclusion of revenues generated from Gmarket.

Payments Net Transaction Revenues
Payments net transaction revenues increased $620.1 million, or 23%, in 2010 compared to 2009. The increase was due primarily to net TPV growth of 28% in 2010 compared to 2009, partially offset by lower take rates due primarily to a shift to larger merchants in our Merchant Services business. The increase in net TPV during 2010 was due primarily to growth in consumer and merchant adoption of PayPal. Our Merchant Services net TPV experienced 42% growth during 2010 and represented 61% of PayPal's net TPV. The increase in our Merchant Services business was due primarily to an increase in the number of online merchants offering PayPal as a payment option, as well as an increase in the share of checkout of PayPal's existing customer base of merchants.
Payments net transaction revenues increased $320.7 million, or 14%, in 2009 compared to 2008. The increase was due primarily to net TPV growth of 19% in 2009 compared to 2008, partially offset by lower take rates due primarily to a shift in merchant mix towards larger merchants. The increase in net TPV during 2009 was due primarily to growth in consumer and merchant adoption of PayPal and the inclusion of Bill Me Later (acquired November 2008). Our Merchant Services net TPV experienced 34% growth during 2009 compared to 2008 and represented 55% of PayPal's net TPV. The increase in our Merchant Services business was due primarily to an increase in PayPal's revenue from its existing customer base of merchants as well as an increase in the number of online merchants offering PayPal as a payment option.

Payments net transaction revenues earned internationally totaled $1.6 billion, $1.2 billion and $1.0 billion in 2010, 2009 and 2008, representing 49%, 46% and 44% of total Payments net transaction revenues, respectively. International growth in our Payments segment was primarily due to growth in our Merchant Services business and increased penetration on eBay Marketplaces platforms internationally.
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
Marketing Services and Other Revenues
Marketing services and other revenues increased $45.5 million, or 4%, in 2010 compared to 2009, and represented 12% of total net revenues in both 2010 and 2009. The increase in marketing services and other revenues was primarily attributable to our advertising and classifieds businesses, partially offset by the exclusion of marketing services and other revenues attributable to Skype.

Marketing services and other revenues increased $65.3 million, or 7%, in 2009 compared to 2008, and represented 12% of total net revenues in both 2009 and 2008. The increase in marketing services and other revenues during 2009 was due primarily to the inclusion of interest income and other fees generated from our Bill Me Later portfolio of receivables from loans, as well as increased revenues from our classifieds business. These increases were partially offset by a decrease in Shopping.com revenue related to the impact of rule changes made in the third quarter of 2008 by third-party search engines that adversely affected click-though traffic to retailers from our Shopping.com website and reduced associated fees, as well as a decline in interest income earned on certain PayPal customer account balances resulting primarily from decreased interest rates.
Summary of Cost of Net Revenues
The following table summarizes changes in cost of net revenues:

				Change from		Change from
	Year Ended December 31,			2008 to 2009		2009 to 2010
	2008	2009	2010	in Dollars	in %	in Dollars	in %
	(In thousands, except percentages)
Cost of net revenues:
Marketplaces	$907,121	$968,266	$1,071,499	$61,145	7%	$103,233	11%
As a percentage of total Marketplaces net revenues	16.2%	18.2%	18.7%
Payments	1,036,746	1,220,619	1,493,168	183,873	18%	272,549	22%
As a percentage of total Payments net revenues	43.1%	43.7%	43.5%
Communications	284,202	290,877	—	6,675	2%	(290,877)	—
As a percentage of total Communications net revenues	51.6%	46.9%	—
Total cost of net revenues	$2,228,069	$2,479,762	$2,564,667	$251,693	11%	$84,905	3%
As a percentage of net revenues	26.1%	28.4%	28.0%
Cost of Net Revenues
Cost of net revenues consists primarily of costs associated with payment processing, customer support and site operations and Skype telecommunications (through November 2009). Significant components of these costs include bank transaction fees, credit card interchange and assessment fees, interest expense on indebtedness incurred to finance the purchase of consumer loans receivable by Bill Me Later, employee compensation, contractor costs, facilities costs, depreciation of equipment and amortization expense.
Marketplaces

Marketplaces cost of net revenues increased $103.2 million, or 11%, in 2010 compared to 2009. The increase during 2010 was due primarily to the inclusion of a full year of costs attributable to Gmarket and increased site operation costs. Marketplaces cost of net revenues as a percentage of Marketplaces net revenues increased slightly in 2010 compared to 2009 due primarily to the addition of Gmarket, the settlement of a lawsuit and the establishment of a reserve related to certain indirect tax positions (recorded as a reduction in revenue).
Marketplaces cost of net revenues increased $61.1 million, or 7%, in 2009 compared to 2008. The increase during 2009 was due primarily to the inclusion of costs attributable to Gmarket and Den Blå Avis and BilBasen, partially offset by a decrease in customer support and site operations costs associated with our restructuring activities. Marketplaces cost of net revenues increased as a percentage of Marketplaces net revenues during 2009 compared to 2008 due primarily to the impact of foreign currency movements on revenues, pricing initiatives (which are recorded as a reduction in revenue) and faster growth in our lower margin Marketplaces businesses.
Payments
Payments cost of net revenues increased $272.5 million, or 22%, in 2010 compared to 2009. The increase in cost of net revenues was primarily due to the impact from our growth in net TPV. Payments cost of net revenues as a percentage of Payments net revenues decreased slightly in 2010 compared to 2009 due primarily to improved leverage of our customer support infrastructure and existing site operations.
Payments cost of net revenues increased $183.9 million, or 18%, in 2009 compared to 2008. The increase in cost of net revenues was primarily due to the inclusion of costs attributable to Bill Me Later as well as the impact from our growth in net TPV. Payments cost of net revenues as a percentage of Payments net revenues increased during 2009 compared to 2008 due primarily to the impact of lower take rates and increased investment in our site operations, partially offset by a more favorable geographic and payment processor mix.
Communications
On November 19, 2009, we completed the sale of Skype to an investor group. Accordingly, Skype's cost of net revenue is not consolidated in our 2010 results.
Communications cost of net revenues increased $6.7 million or 2%, in 2009 compared to 2008. The increase in cost of net revenues was due to an increase in SkypeOut minutes. Communications cost of net revenues as a percentage of Communications net revenues decreased in 2009 compared to 2008 due primarily to higher volume and changes in product mix.

Summary of Operating Expenses, Non-Operating Items and Provision for Income Taxes
The following table summarizes changes in operating expenses, non-operating items and provision for income taxes:

				Change from		Change from
	Year Ended December 31,			2008 to 2009		2009 to 2010
	2008	2009	2010	in Dollars	in %	in Dollars	in %
	(In thousands, except percentage changes)
Sales and marketing	$1,881,551	$1,885,677	$1,946,815	$4,126	—%	$61,138	3%
Product development	725,600	803,070	908,434	77,470	11%	105,364	13%
General and administrative	998,871	1,418,389	1,079,383	419,518	42%	(339,006)	(24)%
Provision for transaction and loan losses	347,453	382,825	392,240	35,372	10%	9,415	2%
Amortization of acquired intangible assets	234,916	262,686	189,727	27,770	12%	(72,959)	(28)%
Restructuring	49,119	38,187	21,437	(10,932)	(22)%	(16,750)	(44)%
Interest and other income (expense), net	107,882	1,422,385	44,876	1,314,503	1,218%	(1,377,509)	(97)%
Provision for income taxes	(404,090)	(490,054)	(297,486)	(85,964)	21%	192,568	(39)%

Sales and Marketing
Sales and marketing expenses consist primarily of advertising costs and marketing programs (both online and offline), employee compensation, contractor costs, facilities costs and depreciation on equipment. Online marketing expenses represent traffic acquisition costs in various channels such as paid search, affiliates marketing and display advertising. Offline advertising includes brand campaigns, buyer/seller communications and general public relations expenses.
Sales and marketing expense increased by $61.1 million, or 3% in 2010 compared to 2009. The increase was due primarily to higher employee-related expenses (including consultant costs, facility costs and equipment-related costs), marketing program costs and costs attributable to Gmarket, partially offset by the exclusion of costs attributable to Skype. A significant portion of our sales and marketing expense is attributable to our efforts to enhance our online marketing programs, primarily paid search, in order to drive traffic to our Marketplaces and Payments websites.
Sales and marketing expenses increased by $4.1 million in 2009 compared to 2008. The slight increase was due primarily to the inclusion of costs attributable to Gmarket, Bill Me Later and Den Blå Avis and BilBasen as well as increases in employee related expenses and professional services costs. The increases were partially offset by cost reductions in marketing programs as we continued to focus on customer retention (for which certain associated expenses are recorded as a reduction in revenue instead of sales and marketing expense) rather than customer acquisition.
Product Development
Product development expenses consist primarily of employee compensation, contractor costs, facilities costs and depreciation on equipment. Product development expenses are net of required capitalization of major site and other product development efforts, including the development of our next generation platform architecture, migration of certain platforms, seller tools and Payments services projects. Capitalized site and product development costs were $135.4 million, $105.4 million and $112.7 million in 2010, 2009 and 2008, respectively, and are primarily reflected as a cost of net revenues when amortized in future periods.
Product development expenses increased by $105.4 million, or 13%, in 2010 compared to 2009. The increase was due primarily to an increase in employee-related and consultant costs driven by increased investment in our top technology priorities (search, catalog, mobile, platform, and user experience) and the inclusion of a full fiscal year of costs attributable to Gmarket (acquired June 2009), partially offset by the exclusion of costs attributable to Skype.
Product development expenses increased $77.5 million, or 11%, in 2009 compared to 2008. The increase was due primarily to an increase in employee-related and consultant costs driven by increased investment in our top technology priorities (search, catalog, platform and user experience).

General and Administrative
General and administrative expenses consist primarily of employee compensation, contractor costs, facilities costs, depreciation of equipment, employer payroll taxes on employee stock-based compensation, legal expenses, insurance premiums and professional fees. Our legal expenses, including those related to various ongoing legal proceedings, may fluctuate substantially from period to period.
General and administrative expenses decreased $339.0 million, or 24%, in 2010 compared to 2009. The decrease was due primarily to a charge of $343.2 million related to the settlement of a lawsuit between Skype, Joltid and entities controlled by Joltid's founders in 2009, exclusion of costs attributable to Skype following the sale and higher costs associated with our acquisition and divestiture activities in fiscal 2009. The decreases were partially offset by higher employee-related and consultant costs as well as a full fiscal year of costs attributable to Gmarket.
General and administrative expenses increased $419.5 million, or 42%, in 2009 compared to 2008. The increase was due primarily to a charge of $343.2 million related to the settlement of a lawsuit in 2009 between Skype, Joltid and entities controlled by Joltid's founders and higher costs associated with our acquisition and divestiture activities primarily related to the sale of Skype and the acquisition of Gmarket. General and administrative expenses also increased due to the inclusion of costs attributable to Gmarket, Bill Me Later and Den Blå Avis and BilBasen. The increases were partially offset by lower contractor costs and a reduction in certain international indirect taxes.
Provision for Transaction and Loan Losses
Provision for transaction and loan losses consists primarily of bad debt expense associated with our accounts receivable balance, loan reserves associated with our Bill Me Later principal loan receivable balance and PayPal transaction loss expense and losses resulting from our customer protection programs.
Provision for transaction and loan losses increased by $9.4 million, or 2%, in 2010 compared to 2009. The increase was due primarily to the ongoing roll-out of eBay's buyer protection program and increases in transaction volume, partially offset by improvements in PayPal's transaction loss rate, bad debt rates and loan loss rates. PayPal's transaction loss rate declined due to improvements in fraud loss detection, as well as the substitution of eBay's Buyer Protection Program for PayPal's program, partially offset by the recent launch of PayPal's buyer protection program for Merchant Services transactions. Our bad debt rates declined from improved charge-off rates. Bill Me Later loan loss rates declined due a lower charge-off rate and improved delinquency rates. We continue to expect our provision for transaction and loan loss expense to fluctuate depending on many factors, including macroeconomic conditions, our customer protection programs and regulatory changes.
Provision for transaction and loan losses increased $35.4 million, or 10%, in 2009 compared to 2008. The increase was due primarily to the addition of the provision for loan losses associated with our Bill Me Later business and the expansion of eBay's Buyer Protection program, partially offset by decreases in bad debt expense as well as improvements to PayPal's fraud and credit loss rates and substitution of eBay's Buyer Protection Program for PayPal programs.
Amortization of Acquired Intangible Assets
From time to time we have purchased, and we expect to continue to purchase, assets and businesses. These purchase transactions generally result in the creation of acquired intangible assets with finite lives and lead to a corresponding increase in our amortization expense in future periods. We amortize intangible assets over the period of estimated benefit, using the straight-line method and estimated useful lives ranging from one to eight years. Amortization of acquired intangible assets is also impacted by our sales of assets and businesses and timing of acquired intangible assets becoming fully amortized. See “Note 5 - Goodwill and Intangible Assets” to the consolidated financial statements included in this report.
Amortization of acquired intangible assets decreased by $73.0 million, or 28%, in 2010 compared to 2009. The decrease in amortization of acquired intangible assets was due primarily to our sale of Skype and the timing of acquired intangible assets becoming fully amortized, partially offset by amortization of intangibles that resulted from our acquisition of Gmarket.
The increase in amortization of acquired amortizable intangibles during 2009 compared to 2008 was due to the business acquisitions consummated during 2009, partially offset by our sale of Skype in the same year.
Restructuring
Restructuring expense consists of employee severance and benefits and facility costs associated with the consolidation of certain customer service facilities in North America and Europe in fiscal 2009 and 2010, as well as a strategic reduction of our global workforce in fiscal 2008 and 2009. See "Note 11 – Restructuring" to the consolidated financial statements included in this report.
In 2009, we began the consolidation of certain customer service facilities in North America and Europe to streamline our operations and deliver better and more efficient customer support to our users. The consolidation has impacted approximately 1,000 employees. In connection with this consolidation, we estimate that we will incur approximately $48.0 million of restructuring related charges, primarily employee severance and benefits. During 2010 and 2009, we incurred restructuring charges of $26.0 million and $21.4 million, respectively, in connection with this consolidation. As of December 31, 2010, the restructuring activities in connection with this plan are substantially complete.
In 2009, we completed a strategic reduction of our global workforce by approximately 800 employees worldwide to simplify and streamline our organization and strengthen the overall competitiveness of our existing business. During 2008 and 2009, we incurred restructuring charges of $49.1 million and $12.2 million , respectively, related to this plan.

Interest and Other Income (Expense), Net
Interest and other income (expense), net, consists of interest earned on cash, cash equivalents and investments, as well as foreign exchange transaction gains and losses, our portion of operating results from investments accounted for under the equity method of accounting, interest expense consisting of interest charges on the amounts drawn under our credit agreement and on our outstanding commercial paper and debt securities and certain accrued contingencies. Interest and other income (expense), net excludes interest expense related to Bill Me Later, which is included in cost of net revenues.
Interest and other income (expense), net, decreased $1.4 billion, or 97%, in 2010 compared to 2009. The decrease was due primarily to the gain on the sale of Skype in 2009, partially offset by lower foreign exchange transaction losses, an increase in interest income due primarily to a gain on the repayment in full of the Skype note receivable and senior debt securities and higher average cash, cash equivalents and investment balances in 2010.
Interest and other income (expense), net, increased $1.3 billion, in 2009 compared to 2008. The increase was due primarily to the $1.4 billion gain on the sale of Skype, partially offset by a decrease in interest income due to lower interest rates that were earned on lower average cash, cash equivalents and investments balances in 2009.
Provision for Income Taxes
The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate due primarily to foreign income with lower tax rates and tax credits, offset by state taxes and other factors.
Our effective tax rate was 14% in 2010 compared to 17% in 2009. The decrease in our effective tax rate for 2010 compared to the prior year was due primarily to the settlement of multiple uncertain tax positions.
Our effective tax rate was 17% in 2009 compared to 19% in 2008. The decrease was due primarily to the gain resulting from the disposal of Skype (including the impact of the Skype legal settlement), which was not taxable, as well as a benefit from a ruling issued by a tax authority, partially offset by a tax provision related to a legal entity restructuring.
From time to time, we engage in certain intercompany transactions and legal entity restructurings. We consider many factors when evaluating these transactions, including the alignment of our corporate structure with our organizational objectives and the operational and tax efficiency of our corporate structure, as well as the long-term cash flows and cash needs of our different businesses. These transactions may impact our overall tax rate and/or result in additional cash tax payments. The impact in any period may be significant. These transactions may be complex and the impact of such transactions on future periods may be difficult to estimate. In 2009, we completed a legal entity restructuring as a result of which we transferred approximately $1.1 billion in cash to the U.S. The tax impact of this restructuring was included in our 2009 provision for income taxes. As a result of this transaction, we made cash payment for taxes of approximately $207.4 million during the first quarter of 2010. See “Liquidity and Capital Resources - Cash Flows - Operating Activities” below.
We are regularly under examination by tax authorities both domestically and internationally. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations, although we cannot assure that this will be the case given the inherent uncertainties in these examinations.

Liquidity and Capital Resources
Cash Flows

	Year Ended December 31,
	2008	2009	2010
	(In thousands)
Consolidated Cash Flow Data:
Net cash provided by (used in):
Operating activities	$2,881,995	$2,908,086	$2,745,760
Investing activities	(2,057,346)	(1,149,383)	(2,282,470)
Financing activities	(1,673,851)	(945,656)	1,234,406
Effect of exchange rates on cash and cash equivalents	(183,061)	(2,157)	(120,103)
Net increase (decrease) in cash and cash equivalents	$(1,032,263)	$810,890	$1,577,593
Operating Activities
We generated cash from operating activities in amounts greater than net income in 2008, 2009 and 2010, due primarily to non-cash charges to earnings. Non-cash charges to earnings included depreciation and amortization on our long-term assets, stock-based compensation and the provision for transaction and loan losses. Non-cash items in 2009 also included a $1.4 billion gain on the sale of Skype. The decrease in cash provided by operating activities in 2010 compared to 2009 was due primarily to an increase in cash paid for taxes of $303.6 million related primarily to a legal entity restructuring completed in the fourth quarter 2009 and tax settlement in the fourth quarter of 2010.
Cash paid for income taxes in 2008, 2009 and 2010 was $366.8 million, $342.2 million and $645.8 million, respectively.
Investing Activities
The net cash used in investing activities of $2.3 billion in 2010 was due primarily to cash paid for purchases of investments of $2.6 billion, purchases of property and equipment, net, of $723.9 million and the purchase of consumer loan receivables (net of collections) originated through our Bill Me Later merchant network of $379.7 million, partially offset by proceeds of $1.4 billion from maturities and sales of investments.
The net cash used in investing activities in 2009 was due primarily to cash paid for acquisitions, investments and property and equipment, partially offset by proceeds from the sale of Skype. In 2009, we acquired Gmarket. The net cash used in investing activities in 2008, was due primarily to cash paid for acquisitions and property and equipment. In 2008, we acquired Fraud Sciences, Den Blå Avis and BilBasen and Bill Me Later.

Financing Activities
The net cash provided by financing activities of $1.2 billion in 2010 was due primarily to cash proceeds from our sale of $1.5 billion of senior unsecured debt securities in October 2010 and $300.0 million of net borrowings under a commercial paper program that we implemented in November 2010, $235.5 million in proceeds from the issuance of common stock upon the exercise of stock options, and $41.9 million of excess tax benefits from stock-based compensation. These proceeds were partially offset by cash outflows of $711.1 million to repurchase approximately 26.8 million shares of our common stock, as well as $120.6 million paid for tax withholdings related to the net share settlements of restricted stock awards and units.
The net cash used in financing activities of $945.7 million in 2009 was due primarily to net repayments under our credit agreement of $1.0 billion. The net cash used in financing activities of $1.7 billion in 2008 was due primarily to the repurchase of approximately 80.6 million shares of our common stock for an aggregate purchase price of approximately $2.2 billion and the repayment of a bank obligation of $434.0 million assumed in the Bill Me Later acquisition, offset in part by the proceeds from stock option exercises totaling $152.8 million and $800.0 million of net proceeds from borrowings under our credit agreement.
The negative effect of currency exchange rates on cash and cash equivalents during 2008, 2009 and 2010 was due to the strengthening of the U.S. dollar against other foreign currencies, primarily the Euro.
Stock Repurchases
In January 2008, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $2.0 billion of our common stock, with no expiration from the date of authorization. In September 2010, our Board authorized an additional stock repurchase program that provides for the repurchase of up to an additional $2.0 billion of our common stock, with no expiration from the date of authorization, for the purpose of offsetting the impact of dilution from our equity compensation programs. During 2010, we repurchased approximately $712.8 million of our common stock under these stock repurchase programs. As of December 31, 2010, $1.9 billion remained for further repurchases of our common stock under our $2.0 billion stock repurchase program approved in September 2010.
Our stock repurchase programs may be limited or terminated at any time without prior notice. Stock repurchases under these programs may be made through a variety of open market and privately negotiated transactions, including structured stock repurchase transactions or other derivative transactions, at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives. The timing and actual number of shares repurchased will depend on a variety of factors including corporate and regulatory requirements, price and other market conditions and management's determination as to the appropriate use of our cash. The programs are intended to comply with the volume, timing and other limitations set forth in Rule 10b-18 under the Securities Exchange Act of 1934.
Credit Agreement
As of December 31, 2010, no borrowings or letters of credit were outstanding under our $1.8 billion credit agreement. As described below, we have a $1.0 billion commercial paper program, and we maintain $1.0 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due. As a result, at December 31, 2010, $0.8 million of borrowing capacity was available for other purposes permitted by the credit agreement.
Loans under the credit agreement will bear interest at LIBOR plus a margin ranging from 0.20 percent to 0.50 percent. Subject to certain conditions stated in the credit agreement, we may borrow, prepay and reborrow amounts under the credit agreement at any time during the term of the credit agreement, which expires in November 2012. Funds borrowed under the credit agreement may be used for working capital, capital expenditures, acquisitions and other general corporate purposes. The credit agreement contains customary representations, warranties, affirmative and negative covenants, including a financial covenant, and events of default. The negative covenants include restrictions regarding the incurrence of additional indebtedness and liens, and the entry into certain agreements that restrict the ability of our subsidiaries to provide credit support. The financial covenant requires us to meet a quarterly financial test with respect to a maximum consolidated leverage ratio. As of December 31, 2010, we were in compliance with the financial covenants in the credit agreement.
Shelf Registration Statement and Long-Term Debt
At December 31, 2010, we had an effective shelf registration statement on file with the Securities and Exchange Commission that allows us to issue various types of debt securities, such as fixed or floating rate notes, U.S. dollar or foreign currency denominated notes, redeemable notes, global notes, and dual currency or other indexed notes. Issuances under the shelf registration will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. The registration statement does not limit the amount of debt securities that may be issued thereunder. Our ability to issue debt securities is subject to market conditions and other factors impacting our borrowing capacity, including compliance with the covenants in our credit agreement.
In October 2010, we issued $1.5 billion aggregate principal amount of our senior unsecured debt securities under the shelf registration statement in an underwritten public offering. These debt securities consisted of $400 million aggregate principal amount of 0.875% notes due 2013, $600 million aggregate principal amount of 1.625% notes due 2015 and $500 million aggregate principal amount of 3.250% notes due 2020 (collectively, the “notes”). Interest on the notes is payable semi-annually in arrears at the respective per annum rates, and the notes mature on October 15 of the respective years indicated in the preceding sentence. The indenture pursuant to which the notes were issued includes customary covenants that, among other things, limit our ability to incur, assume or guarantee debt secured by liens on specified assets or enter into sale and lease-back transactions with respect to specified properties, and also includes customary events of default.
Commercial Paper Program.
In November 2010, we implemented a commercial paper program pursuant to which we may issue commercial paper notes with maturities of up to 397 days from the date of issue in an aggregate principal amount of up to $1.0 billion at any time outstanding. As of December 31, 2010, $300.0 million aggregate principal amount of commercial paper notes were outstanding and the weighted average interest rate on those notes was 0.20% per annum and the weighted average remaining term on our commercial paper notes was 15 days.
Liquidity and Capital Resource Requirements
At December 31, 2010, we had assets classified as cash and cash equivalents, as well as time deposits and fixed income securities classified as short-term investments, in an aggregate amount of $7.8 billion, compared to $5.2 billion at December 31, 2009. At December 31, 2010, we held assets of these types outside the U.S. in certain of our foreign operations totaling approximately $5.1 billion. If these assets were distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances. We actively monitor these assets, primarily focusing on the safety of principal and secondarily maximizing yield on these assets. We diversify our cash and cash equivalents and investments among various financial institutions in order to reduce our exposure should any one of these financial institutions or money market funds fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments; however, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets.
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
We believe that our existing cash and cash equivalents and short-term investments, together with cash expected to be generated from operations, borrowings available under our credit agreement and commercial paper program, and our access to the capital markets, will be sufficient to fund our operating activities, anticipated capital expenditures, Bill Me Later portfolio of receivables from loans and stock repurchases for at least the next twelve months and for the foreseeable future.
From time to time, we engage in certain intercompany transactions and legal entity restructurings. For example, in 2009, we completed a legal entity restructuring that resulted in a cash payment for taxes of approximately $207.4 million in the first quarter of 2010. We consider many factors when evaluating these transactions, including the alignment of our corporate structure with our organizational objectives, the operational and tax efficiency of our corporate structure, as well as the long-term cash flows and cash needs of our different businesses. These transactions may impact our overall tax rate and/or result in additional cash tax payments. The impact in any period may be significant. These transactions may be complex and the impact of such transactions on future periods may be difficult to estimate.
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

Payments Due During the Year Ending December 31,	Debt	Operating Leases	Purchase Obligations	Total
2011	$316,374	$117,795	$604,691	$1,038,860
2012	21,375	56,249	68,307	145,931
2013	429,500	26,472	10,800	466,772
2014	26,000	18,705	4,200	48,905
2015	626,000	13,977	4,200	644,177
Thereafter	581,250	16,004	—	597,254
	$2,000,499	$249,202	$692,198	$2,941,899
Debt amounts include the principal and interest amounts of the respective debt instruments. For additional details related to our debt, please see “Note 12 – Debt” to the consolidated financial statements included in this report.
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
As we are unable to reasonably predict the timing of settlement of liabilities related to unrecognized tax benefits, net, the table does not include $312.1 million of such non-current liabilities included in deferred and other tax liabilities recorded on our consolidated balance sheet as of December 31, 2010.
Off-Balance Sheet Arrangements

As of December 31, 2010, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources. In Europe, we have two cash pooling arrangements with a financial institution for cash management purposes. These arrangements allow for cash withdrawals from this financial institution based upon our aggregate operating cash balances held in Europe within the same financial institution (“Aggregate Cash Deposits”). These arrangements also allow us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income. As of December 31, 2010, we had a total of $3.3 billion in cash withdrawals offsetting our $3.3 billion in Aggregate Cash Deposits held within the same financial institution under these cash pooling arrangements.
Based on differences in regulatory requirements and commercial law in the jurisdictions where PayPal operates, PayPal holds customer balances either as direct claims against PayPal or as an agent or custodian on behalf of PayPal's customers. Customer balances held as direct claims against us, primarily PayPal, are included on our consolidated balance sheet in funds receivable and customer accounts with an offsetting current liability in funds payable and amounts due to customers, and totaled approximately $1.9 billion and $1.5 billion as of December 31, 2010 and 2009. Customer funds held by PayPal as an agent or custodian on behalf of our customers are not reflected in our consolidated balance sheets. These funds include funds held on behalf of U.S. customers that are deposited in bank accounts insured by the Federal Deposit Insurance Corporation (subject to applicable limits) and funds that U.S. customers choose to invest in the PayPal Money Market Fund, which totaled approximately $2.7 billion and $2.2 billion as of December 31, 2010 and 2009, respectively. The PayPal Money Market Fund is invested in a portfolio managed by BlackRock Fund Advisors.
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
Provision for Transaction and Loan Losses
Provision for transaction and loan losses primarily consists of bad debt expense associated with our accounts receivable balance, PayPal transaction loss expense, and loan reserves associated with our Bill Me Later principal loan receivable balance, as well as our losses resulting from our eBay and PayPal customer protection programs. Provisions for these items represent our estimate of actual losses based on our historical experience, actuarial techniques, the age and delinquency rates of receivables, the credit quality of the relevant loan, charge off rates, and economic and regulatory conditions. The following table illustrates the provision for transaction and loan losses as a percentage of net revenues for 2008, 2009 and 2010 (in thousands, except percentages):

	Year Ended December 31,
	2008	2009	2010
Net revenues	$8,541,261	$8,727,362	$9,156,274
Provision for transaction and loan losses	$347,453	$382,825	$392,240
Provision for transaction and loan losses as a % of net revenues	4.1%	4.4%	4.3%
Determining appropriate allowances for these losses is an inherently uncertain process and is subject to numerous estimates and judgments, and ultimate losses may vary from the current estimates. We regularly update our allowance estimates as new facts become known and events occur that may impact the settlement or recovery of losses. The allowances are maintained at a level we deem appropriate to adequately provide for losses incurred at the balance sheet date. An aggregate 50 basis point deviation from our estimates would have resulted in an increase or decrease in operating income of approximately $45.8 million in 2010, resulting in an approximate $0.03 change in diluted earnings per share.
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
From time to time, we are involved in disputes that arise in the ordinary course of business. We are currently involved in certain legal proceedings as discussed in “Item 1A: Risk Factors,” “Item 3: Legal Proceedings” and “Note 13 - Commitments and Contingencies” to the consolidated financial statements included in this report. We believe that we have meritorious defenses to the claims against us, and we intend to defend ourselves vigorously. However, even if successful, our defense against certain actions will be costly and could require significant amounts of management's time and result in the diversion of significant operational resources. If the plaintiffs were to prevail on certain claims, we might be forced to pay significant damages and licensing fees, modify our business practices or even be prohibited from conducting a significant part of our business. Any such results could materially harm our business and could result in a material adverse impact on the financial position, results of operations or cash flows of either or both of our business segments.

Accounting for Income Taxes
Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective government taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties. We review our tax positions quarterly and adjust the balances as new information becomes available. Our income tax rate is significantly affected by the tax rates that apply to our foreign earnings. In addition to local country tax laws and regulations, our income tax rate depends on the extent that our earnings are indefinitely reinvested outside the U.S. Indefinite reinvestment is determined by management's judgment about and intentions concerning our future operations. At December 31, 2010, $8.3 billion of earnings have been indefinitely reinvested outside the U.S, primarily in active non-U.S. business operations. We do not intend to repatriate these earnings to fund U.S. operations.
Deferred tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely heavily on estimates that are based on a number of factors, including our historical experience and short and long-range business forecasts. At December 31, 2010, we had a valuation allowance on certain loss carryforwards based on our assessment that it is more likely than not that the deferred tax asset will not be realized.
The following table illustrates our effective tax rates for 2008, 2009 and 2010 (in thousands, except percentages):

	Year Ended December 31,
	2008	2009	2010
Provision for income taxes	$404,090	$490,054	$297,486
As a % of income before income taxes	19%	17%	14%
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
Based on our results for the year ended December 31, 2010, a one-percentage point change in our provision for income taxes as a percentage of income before taxes would have resulted in an increase or decrease in the provision of approximately $21.0 million, resulting in an approximate $0.02 change in diluted earnings per share.
We recognize and measure uncertain tax positions in accordance with generally accepted accounting principles, or GAAP, pursuant to which we only recognize the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. We report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. GAAP further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the quarter in which such change occurs. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.
We file annual income tax returns in multiple taxing jurisdictions around the world. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our reserves for income taxes reflect the most likely outcome. We adjust these reserves, as well as the related interest, where appropriate in light of changing facts and circumstances. Settlement of any particular position could require the use of cash.
Revenue Recognition
We may enter into certain revenue transactions, primarily related to advertising contracts, that are considered multiple element arrangements (arrangements with more than one deliverable). We also may enter into arrangements to purchase goods and/or services from certain customers. As a result, significant interpretation and judgment is sometimes required to determine the appropriate accounting for these transactions including: (1) how the arrangement consideration should be allocated among potential multiple deliverables; (2) developing an estimate of the stand-alone selling price of each deliverable; (3) whether revenue should be reported gross (as eBay is acting as a principal), or net (as eBay is acting as an agent); (4) when we provide cash consideration to our customers, determining whether we are receiving an identifiable benefit that is separable from the customer's purchase of our products and/or services and for which we can reasonably estimate fair value; and (5) whether the arrangement would be characterized as revenue or reimbursement of costs incurred. Changes in judgments with respect to these assumptions and estimates could impact the timing or amount of revenue recognition.
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
At December 31, 2010, our goodwill totaled $6.2 billion and our identifiable intangible assets, net totaled $540.7 million. We assess the impairment of goodwill of our reporting units annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. This assessment is based upon a discounted cash flow analysis and analysis of our market capitalization. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by our management. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to our business model or changes in operating performance. Significant differences between these estimates and actual cash flows could materially adversely affect our future financial results. These factors increase the risk of differences between projected and actual performance that could impact future estimates of fair value of all reporting units. We conducted our annual impairment test of goodwill as of August 31, 2009 and 2010. As a result of this test we determined that no adjustment to the carrying value of goodwill for any reporting units was required. See “Note 5 - Goodwill and Intangible Assets” to the consolidated financial statements included in this report. As of December 31, 2010, we determined that no events or circumstances from August 31, 2010 through December 31, 2010 indicated that a further assessment was necessary.
Stock-Based Compensation
We measure and recognize stock-based compensation expense based on the fair value measurement for all share-based payment awards made to our employees and directors, including employee stock options, employee stock purchases and restricted stock awards over the service period for awards expected to vest. Stock-based compensation expense recognized for 2008, 2009 and 2010 was $353.3 million, $394.8 million and $381.5 million, respectively. See “Note 17 - Stock-Based and Employee Savings Plans” to the consolidated financial statements included in this report.
We calculated the fair value of each restricted stock award based on our stock price on the date of grant. We calculated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. The determination of fair value of stock option awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of additional variables described below. The use of a Black-Scholes model requires extensive actual employee exercise behavior data and a number of assumptions, including expected life, expected volatility, risk-free interest rate and dividend yield. As a result, future stock-based compensation expense may differ from our historical amounts. The weighted-average grant-date fair value of stock options granted during 2008, 2009 and 2010 was $7.46, $4.59, and $6.77 per share, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	Year Ended December 31,
	2008	2009	2010
Risk-free interest rate	2.3%	1.7%	1.4%
Expected life (in years)	3.8	3.8	3.4
Dividend yield	—%	—%	—%
Expected volatility	34%	47%	37%
Our computation of expected volatility for 2008, 2009 and 2010 was based on a combination of historical and market-based implied volatility from traded options on our stock. Our computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award was based on the U.S. Treasury yield curve in effect at the time of grant. The estimation of awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating forfeitures, including employee class and historical experience.

Recent Accounting Pronouncements
See “Note 1 - The Company and Summary of Significant Accounting Policies” to the consolidated financial statements included in this report, regarding the impact of certain recent accounting pronouncements on our consolidated financial statements.

ITEM 7A:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exposure
An increasing proportion of our operations are conducted outside the U.S. Our foreign currency exposure continues to grow as we grow internationally. The objective of our foreign exchange exposure management program is to identify material foreign currency exposures and to manage these exposures to minimize the potential effects of currency fluctuations on our reported consolidated cash flow and results of operations. In our view, our primary foreign currency exposures are transaction, economic and translation.
Transaction Exposure
Around the world, we have various assets and liabilities, primarily receivables, investments and accounts payable (including inter-company transactions) that are denominated in currencies other than the relevant entity's functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported consolidated financial position, cash flows and results of operations. We may enter into foreign exchange contracts or other instruments to minimize the short-term foreign currency fluctuations on such assets and liabilities. The gains and losses on the foreign exchange contracts economically offset the transaction gains and losses on certain foreign currency receivables, investments and payables recognized in earnings. Transaction gains and losses on these foreign exchange contracts are recognized each period in interest and other income (expense), net included in our consolidated statement of income. During the year ended December 31, 2010, we recognized losses related to these foreign exchange contracts of approximately $2.2 million. As of December 31, 2010, we had outstanding foreign exchange contracts with notional values equivalent to approximately $270.2 million with maturity dates within 95 days. At December 31, 2010, the fair value of these contracts resulted in a net asset position of approximately $0.5 million.
Economic Exposure
We transact business in various foreign currencies and have significant international revenues as well as costs denominated in foreign currencies, subjecting us to foreign currency risk. In addition, we charge our international subsidiaries on a monthly basis for their use of intellectual property and technology and for certain corporate services provided by eBay and by PayPal. These charges are generally denominated in Euros and these forecasted inter-company transactions represent a foreign currency cash flow exposure. We purchase foreign exchange contracts, generally with maturities of 15 months or less, to reduce the volatility of cash flows related primarily to forecasted revenue and intercompany transactions denominated in certain foreign currencies. The objective of the foreign exchange contracts is to better ensure that the U.S. dollar-equivalent cash flows are not adversely affected by changes in the U.S. dollar/foreign currency exchange rate. These foreign currency contracts that we designate as cash flow hedges are expected to be highly effective in offsetting potential changes in cash flows attributed to a change in the U.S. dollar/foreign currency exchange rate. Accordingly, the effective portion of the derivative's gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into the financial statements line item in which the hedged item is recorded in the same period the forecasted transaction affects earnings.
During the year ended December 31, 2010, we realized net gains on these cash flow hedge contracts of approximately $11.1 million which were reported as part of PayPal's net revenues. The notional amount of our economic hedges was $1.5 billion as of December 31, 2010 of which $1.2 billion was designated for cash flow hedge accounting treatment. At December 31, 2010, the fair value of these economic hedge contracts resulted in a net asset position of approximately $31.7 million.
Translation Exposure
As our international operations grow, fluctuations in foreign currencies create volatility in our reported results of operations because we are required to consolidate the results of operations of our non-U.S. dollar denominated subsidiaries. We may decide to purchase foreign exchange contracts or other instruments to economically offset the earnings impact of currency fluctuations. Such non-designated foreign exchange contracts will be marked-to-market on a monthly basis and any unrealized gain or loss will be recorded in interest and other income (expense), net. During the year ended December 31, 2010, we recognized net losses related to these non-designated foreign exchange contracts of approximately $7.1 million.
Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. The cumulative effect of foreign exchange rate fluctuations on our consolidated financial position at the end of December 31, 2010, was a net translation gain of approximately $394.8 million. This gain is recognized as an adjustment to stockholders' equity through accumulated other comprehensive income.
Interest Rate Risk
The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of securities, including government and corporate securities and money market funds. These securities are generally classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of estimated tax. As of December 31, 2010, approximately 62% of our total cash and investment portfolio was held in bank deposits and money market funds. As such, changes in interest rates will impact interest income. Additionally, changes in interest rates will impact our interest rate sensitive credit agreement and accordingly, impact interest expense or cost of net revenues. As of December 31, 2010, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgaged-backed securities.

Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate securities may be adversely impacted due to a rise in interest rates. In general, securities with longer maturities are subject to greater interest-rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest-rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if securities are sold that have declined in market value due to changes in interest rates. As of December 31, 2010, the balance of our fixed income investments was $2.2 billion, which represented approximately 24% of our total cash and investment portfolio. As of December 31, 2010, our fixed income investments earned an average pretax yield of approximately 1.8%, with a weighted average maturity of 26 months. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of our total fixed-income investment portfolio as of December 31, 2010 could decrease (increase) by approximately $23.5 million.
Investment Risk
As of December 31, 2010, our cost and equity method investments totaled $729.4 million, which represented approximately 8% of our total cash and investment portfolio and was primarily related to our retained equity interest in Skype. These investments relate primarily to equity-method investments in private companies. We review our investments for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value is other-than-temporary. Our analysis includes review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data.
Equity Price Risk
We are exposed to equity price risk on marketable equity instruments due to market volatility. At December 31, 2010, the total fair value of our marketable equity instruments was $541.5 million, which represented approximately 6% of our total cash and investment portfolio and was primarily related to our equity holdings in MercadoLibre.

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

Management's Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.
The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.

ITEM 9B:    OTHER INFORMATION
Not applicable.

PART III

ITEM 10:    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference from our Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2010.
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

ITEM 11:    EXECUTIVE COMPENSATION
Incorporated by reference from our Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2010.

ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from our Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2010.

ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from our Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2010.

ITEM 14:    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from our Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2010.

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
			8-K	000-24821	11/20/2009

3.01	Registrant's Amended and Restated Certificate of Incorporation.		10-Q	000-24821	7/27/2005

3.02	Registrant's Amended and Restated Bylaws.		8-K	000-24821	10/5/2010

4.01	Form of Specimen Certificate for Registrant's Common Stock.		S-1	333-59097	8/19/1998

4.02	Indenture dated as of October 28, 2010 between Registrant and Wells Fargo Bank, National Association, as trustee.		8-K	000-24821	10/28/2010

4.03	Supplemental Indenture dated as of October 28, 2010 between Registrant and Wells Fargo Bank, National Association, as trustee.		8-K	000-24821	10/28/2010

4.04	Forms of 0.875% Senior Note due 2013, 1.625% Senior Note due 2015 and 3.250% Senior Note due 2020		8-K	000-24821	10/28/2010

10.01+	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers.		S-1	333-59097	7/15/1998

10.02+	Registrant's 1998 Equity Incentive Plan, as amended.		10-K	000-24821	2/28/2007

10.03+	Form of Stock Bonus Agreement under Registrant's 1998 Equity Incentive Plan.		10-Q	000-24821	10/27/2004

10.04+	Form of Stock Option Agreement under Registrant's 1998 Equity Incentive Plan.		10-Q	000-24821	10/27/2004

10.05+	Form of Restricted Stock Unit Agreement (and Performance-Based Restricted Stock Unit Agreement) under Registrant's 1998 Equity Incentive Plan.		10-K	000-24821	2/28/2007

10.06+	Registrant's Amended and Restated 1998 Employee Stock Purchase Plan.		10-Q	000-24821	7/27/2007

10.07+	Registrant's 1998 Directors Stock Option Plan, as amended.		10-K	000-24821	2/28/2007

10.08+	Registrant's 1999 Global Equity Incentive Plan, as amended.		10-Q	000-24821	7/27/2007

No.	Exhibit Description	Filed with this 10-K	Incorporated by Reference
			Form	File No.	Date Filed

10.09+	Form of Stock Option Agreement under Registrant's 1999 Global Equity Incentive Plan.		10-Q	000-24821	10/27/2004

10.10+	Form of Restricted Stock Unit Agreement under Registrant's 1999 Global Equity Incentive Plan.		10-K	000-24821	2/28/2007

10.11+	Registrant's 2001 Equity Incentive Plan, as amended.		10-K	000-24821	2/28/2007

10.12+	Form of Stock Option Agreement under Registrant's 2001 Equity Incentive Plan.		10-Q	000-24821	10/27/2004

10.13+	Registrant's 2003 Deferred Stock Unit Plan, as amended.		10-K	000-24821	2/28/2007

10.14+	Form of 2003 Deferred Stock Unit Plan Electing Director Award Agreement, as amended.		10-Q	000-24821	4/25/2006

10.15+	Form of 2003 Deferred Stock Unit Plan New Director Award Agreement, as amended.		10-Q	000-24821	4/25/2006

10.16+	Form of 2003 Deferred Stock Unit Plan Restricted Stock Unit Grant Notice and Agreement		10-Q/A	000-24821	4/24/2008

10.17+	Registrant's 2008 Equity Incentive Award Plan, as amended and restated		10-Q	000-24821	7/23/2010

10.18+
Amendment to the Registrant's 2008 Equity Incentive Award Plan, Registrant's 2001 Equity Incentive Plan, Registrant's 1999 Global Equity Incentive Plan, Registrant's 1998 Equity Incentive Plan and Shopping.com Ltd. 2004 Equity Incentive Plan.
			10-Q	000-24821	7/29/2009

10.19+	Form of Restricted Stock Unit Agreement (and Performance-Based Restricted Stock Unit Agreement) under Registrant's 2008 Equity Incentive Award Plan.		8-K	000-24821	6/25/2008

10.20+	eBay Incentive Plan.		10-Q	000-24821	7/27/2005

10.21+	eBay Inc. Deferred Compensation Plan.		8-K	000-24821	12/20/2007

10.22+	Employment Letter Agreement dated March 31, 2008, between John Donahoe and Registrant		10-Q/A	000-24821	4/24/2008

10.23+	Letter Agreement dated September 30, 2008 between Robert Swan and Registrant.		10-Q	000-24821	10/23/2008

10.24	Credit Agreement, dated as of November 7, 2006, by and among Registrant, Bank of America, N.A., as Administrative Agent, and the other lenders named from time to time therein.		8-K	000-24821	11/13/2006

10.25	Amendment Agreement dated as of August 2, 2007, by and among Registrant, Bank of America, N.A., as Administrative Agent, and other lenders named from time to time therein.		8-K	000-24821	8/3/2007

No.	Exhibit Description	Filed with this 10-K	Incorporated by Reference
			Form	File No.	Date Filed

10.26	Second Amendment Agreement dated September 5, 2008, by and among Registrant, Bank of America, N.A., as Administrative Agent, and other lenders named from time to time therein.		10-Q	000-24821	10/23/2008

10.27	Fourth Amendment Agreement dated October 20, 2010, by and among Registrant, Bank of America, N.A., as Administrative Agent, and other lenders named from time to time therein.		10-Q	000-24821	10/21/2010

10.28+	Separation Agreement dated October 20, 2010 between Lorrie Norrington and Registrant.		10-Q	000-24821	10/23/2010

12.01	Statement regarding computation of ratio of earnings to fixed charges.	X

21.01	List of Subsidiaries.	X

23.01	PricewaterhouseCoopers LLP consent.	X

24.01	Power of Attorney (see signature page).	X

31.01	Certification of Registrant's Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.02	Certification of Registrant's Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.01	Certification of Registrant's Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.02	Certification of Registrant's Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS**	XBRL Instance Document	X

101.SCH**	XBRL Taxonomy Extension Schema Document	X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	X
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of eBay Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of eBay Inc. and its subsidiaries at December 31, 2009 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for business combinations and noncontrolling interests in 2009.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
San Jose, California
January 28, 2011

eBay Inc.
CONSOLIDATED BALANCE SHEET

	December 31, 2009	December 31, 2010
	(In thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$3,999,818	$5,577,411
Short-term investments	943,986	1,045,403
Accounts receivable, net	407,507	454,366
Loans and interest receivable, net	622,846	956,189
Funds receivable and customer accounts	2,157,945	2,550,731
Other current assets	328,106	481,238
Total current assets	8,460,208	11,065,338
Long-term investments	1,381,765	2,492,012
Property and equipment, net	1,314,328	1,523,333
Goodwill	6,143,086	6,193,163
Intangible assets, net	767,812	540,711
Other assets	341,121	189,205
Total assets	$18,408,320	$22,003,762
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$192,412	$184,963
Short-term debt	—	300,000
Funds payable and amounts due to customers	2,157,945	2,550,731
Accrued expenses and other current liabilities	981,784	1,343,888
Deferred revenue	99,305	96,464
Income taxes payable	210,522	40,468
Total current liabilities	3,641,968	4,516,514
Deferred and other tax liabilities, net	929,143	645,457
Long-term debt	—	1,494,227
Other liabilities	49,561	45,385
Total liabilities	4,620,672	6,701,583
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock, $0.001 par value; 3,580,000 shares authorized; 1,297,799 and 1,297,710 shares outstanding	1,486	1,513
Additional paid-in capital	9,986,199	10,480,709
Treasury stock at cost, 188,251 and 215,082 shares	(5,377,258)	(6,091,435)
Retained earnings	8,359,117	10,160,078
Accumulated other comprehensive income	818,104	751,314
Total stockholders' equity	13,787,648	15,302,179
Total liabilities and stockholders' equity	$18,408,320	$22,003,762
The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2008	2009	2010
	(In thousands, except per share amounts)
Net revenues	$8,541,261	$8,727,362	$9,156,274
Cost of net revenues	2,228,069	2,479,762	2,564,667
Gross profit	6,313,192	6,247,600	6,591,607
Operating expenses:
Sales and marketing	1,881,551	1,885,677	1,946,815
Product development	725,600	803,070	908,434
General and administrative	998,871	1,418,389	1,079,383
Provision for transaction and loan losses	347,453	382,825	392,240
Amortization of acquired intangible assets	234,916	262,686	189,727
Restructuring	49,119	38,187	21,437
Total operating expenses	4,237,510	4,790,834	4,538,036
Income from operations	2,075,682	1,456,766	2,053,571
Interest and other income (expense), net	107,882	1,422,385	44,876
Income before income taxes	2,183,564	2,879,151	2,098,447
Provision for income taxes	(404,090)	(490,054)	(297,486)
Net income	$1,779,474	$2,389,097	$1,800,961
Net income per share:
Basic	$1.37	$1.85	$1.38
Diluted	$1.36	$1.83	$1.36
Weighted average shares:
Basic	1,303,454	1,289,848	1,305,593
Diluted	1,312,608	1,304,981	1,327,417
The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
CONSOLIDATED STATEMENT OF OTHER COMPREHENSIVE INCOME

	Year Ended December 31,
	2008	2009	2010
	(In thousands)
Net income	$1,779,474	$2,389,097	$1,800,961
Other comprehensive income:
Foreign currency translation	(553,490)	(217,724)	(175,605)
Unrealized gains (losses) on investments	(464,171)	288,880	117,427
Unrealized gains (losses) on cash flow hedges	40,522	(45,173)	18,381
Estimated tax (provision) benefit on above items	179,348	(111,364)	(26,993)
Net change in accumulated other comprehensive income	(797,791)	(85,381)	(66,790)
Other comprehensive income	$981,683	$2,303,716	$1,734,171

The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Year Ended December 31,
	2008	2009	2010
	(In thousands)
Common stock:
Balance, beginning of year	$1,458	$1,470	$1,486
Common stock issued	12	16	27
Balance, end of year	1,470	1,486	1,513
Additional paid-in-capital:
Balance, beginning of year	8,996,303	9,585,853	9,986,199
Common stock and stock-based awards issued and assumed	227,222	67,934	124,071
Stock-based compensation	358,354	394,807	381,492
Stock-based awards tax impact	(8,303)	(64,136)	(13,581)
Structured stock repurchases	12,277	—	2,260
Noncontrolling interests	—	1,741	268
Balance, end of year	9,585,853	9,986,199	10,480,709
Treasury stock at cost:
Balance, beginning of year	(3,184,981)	(5,376,970)	(5,377,258)
Common stock repurchased	(2,191,989)	(288)	(714,177)
Balance, end of year	(5,376,970)	(5,377,258)	(6,091,435)
Retained earnings:
Balance, beginning of year	4,190,546	5,970,020	8,359,117
Net income	1,779,474	2,389,097	1,800,961
Balance, end of year	5,970,020	8,359,117	10,160,078
Accumulated other comprehensive income:
Balance, beginning of year	1,701,276	903,485	818,104
Change in unrealized gains (losses) on investments, net of tax	(283,611)	176,160	79,420
Change in unrealized gains (losses) on cash flow hedges, net of tax	39,310	(43,817)	17,828
Foreign currency translation adjustment, net of tax	(553,490)	(217,724)	(164,038)
Balance, end of year	903,485	818,104	751,314
Total stockholders' equity	$11,083,858	$13,787,648	$15,302,179
Number of Shares:
Common stock:
Balance, beginning of year	1,350,219	1,282,025	1,297,799
Common stock issued	12,484	15,825	26,742
Common stock repurchased/forfeited	(80,678)	(51)	(26,831)
Balance, end of year	1,282,025	1,297,799	1,297,710
The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2008	2009	2010
	(In thousands)
Cash flows from operating activities:
Net income	$1,779,474	$2,389,097	$1,800,961
Adjustments:
Provision for transaction and loan losses	347,453	382,825	392,240
Depreciation and amortization	719,814	810,946	762,465
Stock-based compensation	353,323	394,807	381,492
Deferred income taxes	(206,636)	(178,813)	349,595
Excess tax benefits from stock-based compensation	(4,701)	(4,750)	(41,891)
Gain on sale of Skype	—	(1,449,800)	—
Joltid legal settlement	—	343,199	—
Changes in assets and liabilities, net of acquisition and disposition effects:
Accounts receivable	(66,853)	(97,494)	(111,614)
Other current assets	(91,188)	126,270	(251,821)
Other non-current assets	8,158	(31,292)	73,978
Accounts payable	14,946	(27,235)	(9,263)
Accrued expenses and other liabilities	(220,591)	(86,504)	(95,522)
Deferred revenue	10,350	56,855	(3,348)
Income taxes payable and other tax liabilities	238,446	279,975	(501,512)
Net cash provided by operating activities	2,881,995	2,908,086	2,745,760
Cash flows from investing activities:
Purchases of property and equipment, net	(565,890)	(567,094)	(723,912)
Principal loans receivable, net of collections	(106,508)	(121,138)	(379,730)
Purchases of investments	(108,128)	(1,142,098)	(2,643,514)
Maturities and sales of investments	136,200	103,572	1,436,207
Acquisitions, net of cash acquired	(1,360,293)	(1,209,433)	(90,568)
Proceeds from the sale of Skype, net of cash disposed	—	1,780,321	—
Repayment of Skype note receivable	—	—	125,000
Other	(52,727)	6,487	(5,953)
Net cash used in investing activities	(2,057,346)	(1,149,383)	(2,282,470)
Cash flows from financing activities:
Proceeds from issuance of common stock	152,799	102,526	235,527
Repurchases of common stock, net	(2,177,942)	—	(711,068)
Excess tax benefits from stock-based compensation	4,701	4,750	41,891
Tax withholdings related to net share settlements of restricted stock awards and units	(19,428)	(37,670)	(120,646)
Proceeds from issuance of long-term debt, net	—	—	1,488,702
Net borrowings (repayments) under commercial paper program	—	—	300,000
Repayment of acquired line of credit	(433,981)	—	—
Net borrowings (repayments) under credit agreement	800,000	(1,000,000)	—
Funds receivable and customer accounts	45,617	(561,709)	(392,786)
Funds payable and amounts due to customers	(45,617)	561,709	392,786
Other	—	(15,262)	—
Net cash (used in) provided by financing activities	(1,673,851)	(945,656)	1,234,406
Effect of exchange rate changes on cash and cash equivalents	(183,061)	(2,157)	(120,103)
Net increase (decrease) in cash and cash equivalents	(1,032,263)	810,890	1,577,593
Cash and cash equivalents at beginning of period	4,221,191	3,188,928	3,999,818
Cash and cash equivalents at end of period	$3,188,928	$3,999,818	$5,577,411
Supplemental cash flow disclosures:
Cash paid for interest	$7,759	$6,050	$54
Cash paid for income taxes	366,824	342,173	645,783
Non-cash investing and financing activities:
Common stock options assumed pursuant to acquisition	92,092	5,361	2,947
The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - The Company and Summary of Significant Accounting Policies:
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
We have two business segments: Marketplaces and Payments. Our Marketplaces segment provides the infrastructure to enable global online commerce on a variety of platforms, including the eBay.com platform and our other online platforms, such as our online classifieds businesses, our secondary tickets marketplace (StubHub), our online shopping comparison website (Shopping.com), our apartment listing service platform (Rent.com), and our fixed price media marketplace (Half.com). Our Payments segment is comprised of our online payment solutions PayPal and Bill Me Later. Historically, we also had a Communications segment that consisted of Skype Technologies S.A. (“Skype”). On November 19, 2009, we sold Skype to an investor group for cash, a subordinated note and an equity stake in the outstanding capital stock of the Skype successor entity (approximately 30%). Skype's results of operations are consolidated in our 2008 and 2009 results through the date of sale. Our non-controlling interest in Skype for periods after the completion of the sale is accounted for under the equity method of accounting. Our proportionate share of the net income (loss) of Skype is recognized on a one quarter lag as a component of interest and other income (expense), net in our consolidated statement of income.
We are required to comply with various regulations worldwide in order to operate our businesses, particularly our Payments business. We also partner with banks and other financial institutions in order to offer our Payments services globally. Changes in regulations, non-compliance with regulations or loss of key bank and financial institution partners could have a significant adverse impact on our ability to operate our business; therefore, we monitor these areas closely to mitigate potential adverse impacts.
When we refer to “we,” “our,” “us” or “eBay” in this document, we mean the current Delaware corporation (eBay Inc.) and its California predecessor, as well as all of our consolidated subsidiaries.
Use of estimates
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to bad debts, Bill Me Later loan losses, provision for transaction losses, claims under buyer protection programs, legal contingencies, income taxes, value added taxes, revenue recognition, stock-based compensation and the recoverability of goodwill and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.
Principles of consolidation and basis of presentation
The accompanying financial statements are consolidated and include the financial statements of eBay and our majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. We have evaluated all subsequent events through the date the financial statements were issued.
The consolidated financial statements include 100% of the assets and liabilities of our majority-owned subsidiaries and the ownership interests of minority investors are recorded as a noncontrolling interest. Investments in private entities where we hold 20% or more but less than a 50% ownership interest and exercise significant influence are accounted for using the equity method of accounting and the investment balance is included in long-term investments, while our share of the investees' results of operations is included in interest and other income (expense), net. Investments in private entities where we hold less than a 20% ownership interest and where we do not have control over, or the ability to significantly influence the operations of, the investee are accounted for using the cost method of accounting, where our share of the investees' results of operations is not included in our consolidated statement of income, except to the extent of earnings distributions actually received from the investee, and the cost basis of our investments is included in long-term investments.

Revenue recognition

Our Marketplaces segment generates net transaction revenues primarily from listing and final value fees paid by sellers. Listing fee revenues are recognized ratably over the estimated period of the listing, while revenues related to final value fees are recognized at the time that the transaction is successfully concluded. An auction transaction is considered successfully concluded when at least one buyer has bid above the seller's specified minimum price or reserve price, whichever is higher, at the end of the transaction term.
Our Payments segment earns net transaction revenues primarily from processing transactions for customers. Revenues resulting from a payment processing transaction are recognized once the transaction is completed.
Our Communications segment net transaction revenues were generated primarily from fees charged to users to connect Skype's Internet communications products to traditional telecommunication networks. These fees were recognized when the service was provided. The majority of Communications segment transaction revenues were prepaid. We recorded customer advances for prepaid amounts in excess of revenues recognized as a current liability.
Our marketing services and other revenues, included in all of our segments, are derived principally from the sale of advertisements, revenue sharing arrangements, classifieds fees, lead referral fees and other revenues. Our advertising revenues are derived principally from the sale of online advertisements. To date, the duration of our advertising contracts has ranged from one week to five years, but is generally one week to one year. Advertising revenues on contracts are recognized as “impressions” (i.e., the number of times that an advertisement appears in pages viewed by users of our websites) are delivered, or as “clicks” (which are generated each time users on our websites click through our text-based advertisements to an advertiser's designated website) are provided to advertisers. For contracts with minimum monthly or quarterly advertising commitments where the fee and commitments are fixed throughout the term, we recognize revenue ratably over the term of the agreement. Some of our advertising contracts consist of multiple elements which generally include a blend of various impressions and clicks as well as other marketing deliverables. Where neither vendor specific objective evidence nor third party evidence of selling price exists, we use management's best estimate of selling price (BESP) to allocate arrangement consideration on a relative basis to each element. BESP is generally based on the selling prices of the various elements when they are sold to customers of a similar nature and geography on a stand-alone basis or an estimated stand-alone pricing when the element has not previously been sold stand-alone. These estimates are generally based on pricing strategies, market factors and strategic objectives. Revenues related to revenue sharing arrangements are recognized based on revenue reports received from our partners, provided that collectability is reasonably assured. Revenues related to fees for listing items on our classified websites and are recognized over the estimated period of the classified listing. Lead referral fee revenue is generated from lead referral fees based on the number of times a user clicks through to a merchant's website from our websites. Lead referral fees are recognized in the period in which the user clicks through to the merchant's website.
Our other revenues are derived principally from contractual arrangements with third parties that provide services to eBay and PayPal users, interest earned from banks on certain PayPal customer account balances and interest and fees earned on the Bill Me Later portfolio of receivables from loans. Revenues from contractual arrangements with third parties are recognized as the contracted services are delivered to end users. Revenues from interest income are recognized when earned. Interest and fees earned on the Bill Me Later portfolio of receivables from loans are computed and recognized based on the amount of loans outstanding and related contractual interest and fee rates, and are net of any required necessary reserves.
To drive traffic to our websites, we provide incentives to our users in the form of coupons and buyer and seller rewards. These incentives are treated as reductions in revenue.
Software development costs
Costs related to the planning and post implementation phases of our software development efforts are recorded as an operating expense. Direct costs incurred during the development phase are capitalized and amortized over an estimated useful life of one to three years. During the years ended December 31, 2008, 2009 and 2010, we capitalized $147.7 million , $160.4 million and $193.1 million of software development costs, respectively.

Advertising expense
We expense the costs of producing advertisements at the time production occurs and expense the cost of communicating advertisements in the period during which the advertising space or airtime is used as sales and marketing expense. Internet advertising expenses are recognized based on the terms of the individual agreements, which is generally over the greater of the ratio of the number of impressions delivered over the total number of contracted impressions, on a pay-per-click basis, or on a straight-line basis over the term of the contract. Advertising expense totaled $923.4 million, $799.9 million and $808.4 million for the years ended December 31, 2008, 2009 and 2010, respectively.
Stock-based compensation

We primarily issue two types of stock-based awards: restricted stock units (including performance-based restricted stock units) and stock options. We determine compensation expense associated with restricted stock units based on the fair value of our common stock on the date of grant. We determine compensation expense associated with stock options based on the estimated grant date fair value method using the Black-Scholes valuation model. We generally recognize compensation expense using a straight-line amortization method over the respective vesting period for awards that are ultimately expected to vest. Accordingly, stock-based compensation for 2008, 2009 and 2010 has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures. We recognize a benefit from stock-based compensation in equity if an incremental tax benefit is realized by following the ordering provisions of the tax law. In addition, we account for the indirect effects of stock-based compensation on the research tax credit and the foreign tax credit through the income statement.
Provision for transaction losses
We are exposed to losses due to payment card and other payment misuse, as well as non-performance of and credit losses from sellers. Provisions for these items represent our estimate of actual losses based on our historical experience and actuarial techniques, as well as economic conditions. Provision for transaction losses includes PayPal's transaction loss expense as well as losses resulting from our customer protection programs.
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
Cash and cash equivalents
Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less when purchased and are mainly comprised of bank deposits and money market funds.
Allowance for doubtful accounts and authorized credits
We record our allowance for doubtful accounts based upon our assessment of various factors. We consider historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions and other factors that may affect our customers' ability to pay. The allowance for doubtful accounts and authorized credits was $102.8 million and $86.5 million at December 31, 2009 and 2010, respectively.
Loans and interest receivable, net
Loans and interest receivable represent purchased consumer receivables arising from loans made by a partner chartered financial institution to individual consumers in the U.S. to purchase goods and services through our Bill Me Later merchant network. The terms of the consumer relationship require us to submit monthly bills to the consumer detailing loan repayment requirements. The terms also allow us to charge the consumer, in certain circumstances, interest and fees. Loans receivable are reported at their outstanding principal balances, including unamortized deferred origination costs and net of allowance, and include the estimated collectible interest and fees. Due to the relatively small dollar amount of individual loans and interest receivable, we do not require collateral on these balances. We use a consumer's FICO score, among other measures, in evaluating the credit quality of our consumer receivables. A FICO score is a type of credit score that lenders use to assess an applicant's credit risk and whether to extend credit. Individual FICO scores are obtained each quarter the consumer has a loan receivable owned by Bill Me Later outstanding. The weighted average consumer FICO score related to our loans and interest receivables balance outstanding at December 31, 2010 was 699. As of December 31, 2010, 63.6% of our loans and interest receivable balance was due from consumers with FICO scores greater than 680, which is generally considered "prime" by the consumer credit industry.
We charge off loans and interest receivable in the month in which the customer becomes 180 days past due. Bankrupt accounts are charged off within 60 days of receiving notification from the bankruptcy courts. Past due loans receivable continue to accrue interest until such time as they are charged off. During the year ended December 31, 2010, we charged off $79.0 million in loans and interest receivable, net of recoveries. As of December 31, 2010, approximately 92% of our loans and interest receivable portfolio were current.
Allowance for loans and interest receivable
The allowance for loans and interest receivable represents management's estimate of probable losses inherent in our Bill Me Later portfolio of receivables from loans. This evaluation process is subject to numerous estimates and judgments, primarily forecasted principal balance delinquency rates ("roll rates"). Roll rates are the percentage of balances that we estimate will migrate from one stage of delinquency to the next based on our historical experience, as well as external factors such as estimated bankruptcies and levels of unemployment. The roll rates are applied to principal balances for each stage of delinquency, from current to 180 days past due, in order to estimate the principal loans that are probable to be charged off by the end of 180 days. The allowance for loans and interest receivable was $50.3 million and $42.3 million at December 31, 2009 and 2010, respectively.
Funds receivable and funds payable
Funds receivable and funds payable relate primarily to our Payments segment and arise due to the time to clear transactions through external payment networks. When customers fund their account using their bank account or credit card, or withdraw money to their bank account or through a debit card transaction, there is a clearing period before the cash is received or settled, usually one to three business days for U.S. transactions, and generally up to five business days for international transactions. To a lesser extent and primarily related to our Marketplaces segment, we generate funds receivable in certain foreign locations from external credit providers that settle within 12 months ($132.0 million as of December 31, 2010).
Customer accounts
Based on differences in regulatory requirements and commercial law in the jurisdictions where PayPal operates, PayPal holds customer balances either as direct claims against PayPal or as an agent or custodian on behalf of PayPal's customers. Customer balances held as direct claims against PayPal are included on our consolidated balance sheet as funds receivable and customer accounts with an offsetting current liability in funds payable and amounts due to customers. We maintain these customer account balances in interest bearing bank deposits, including time deposits with maturity dates of less than one year.
Customer funds held by PayPal as an agent or custodian on behalf of our customers are not reflected in our consolidated balance sheet. These off-balance sheet funds totaled approximately $2.2 billion and $2.7 billion as of December 31, 2009 and 2010, respectively. These off-balance sheet funds include funds held in the U.S. that are deposited in bank accounts insured by the Federal Deposit Insurance Corporation and funds that customers choose to invest in the PayPal Money Market Fund. The PayPal Money Market Fund is invested in a portfolio managed by BlackRock Fund Advisors.
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
Long-term investments include government and corporate bonds, time deposits and cost and equity method investments. Debt securities and time deposits are classified as available-for-sale and are reported at fair value using the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a component of other comprehensive income (loss), net of related estimated tax provisions or benefits. Our equity method investments are investments in privately held companies where we have the ability to exercise significant influence, but not control, over the investee. In certain circumstances, investments include goodwill. Our consolidated results of operations include, as a component of interest and other income (expense), net, our share of the net income or loss of the equity method investments together with amortization expense relating to acquired intangible assets. Our share of investees' results of operations is not significant for any period presented. Our cost method investments consist of investments in privately held companies where we do not have the ability to exercise significant influence, or have control, over the investee. These investments are recorded at cost and are subject to periodic tests for other-than-temporary impairment.

We assess whether an other-than-temporary impairment loss on our investments has occurred due to declines in fair value or other market conditions. With respect to our debt securities, this assessment takes into account our intent to sell the security, whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, and if we do not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). Other-than-temporary impairments are separated into amounts representing credit losses, which are recognized in the consolidated statement of income, and amounts related to all other factors, which are recognized in other comprehensive income (loss). With respect to our equity securities, this assessment considers whether we expect the fair value of the security to recover as well as the duration and severity of any declines in the fair value. We did not recognize an other-than-temporary impairment loss on our investments in 2009 or 2010.

Property and equipment
Property and equipment are stated at historical cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally, one to three years for computer equipment and software, up to 30 years for buildings and building improvements, ten years for aviation equipment, the shorter of five years or the term of the lease for leasehold improvements, three years for furniture and fixtures and vehicles.
Goodwill and intangible assets
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. Identifiable intangible assets consist of purchased customer lists and user base, trademarks and trade names, developed technologies, and other intangible assets, including patents and contractual agreements. Identifiable intangible assets are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from one to eight years. No significant residual value is estimated for intangible assets. Goodwill is not subject to amortization, but is subject to at least an annual assessment for impairment, applying a fair-value based test.
We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using an income and discounted cash flow approach. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.
Fair value of financial instruments
Our financial instruments, including cash, cash equivalents, accounts receivable, loans and interest receivable, funds receivable, customer accounts, short-term debt, accounts payable, funds payable and amounts due to customers are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

Foreign currency
Most of our foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities are translated at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated into U.S. dollars using daily exchange rates if the transaction is recorded in our accounting systems on a daily basis, otherwise using average exchange rates for the period. Gains and losses resulting from the translation of our consolidated balance sheet are recorded as a component of accumulated other comprehensive income.
Realized gains and losses from foreign currency transactions are recognized as interest and other income (expense), net.
Derivative instruments
We have significant international revenues as well as costs denominated in foreign currencies, subjecting us to foreign currency risk. We purchase foreign currency exchange contracts that qualify as cash flow hedges, generally with maturities of 15 months or less, to reduce the volatility of cash flows primarily related to forecasted revenue and intercompany transactions denominated in certain foreign currencies. All outstanding designated derivatives that qualify for hedge accounting are recognized on the balance sheet at fair value. The effective portion of the designated derivative's gain or loss is initially reported as a component of accumulated other comprehensive income and is subsequently reclassified into the financial statement line item in which the hedged item is recorded in the same period the forecasted transaction affects earnings. We also economically hedge our exposure to foreign currency denominated monetary assets and liabilities with foreign currency contracts. The gains and losses on the foreign exchange contracts economically offset transaction gains and losses on certain foreign currency denominated monetary assets and liabilities recognized in earnings. Accordingly, these outstanding non-designated derivatives are recognized on the balance sheet at fair value and changes in fair value from these contracts are recorded in interest and other income (expense), net, in the consolidated statement of income. Our derivatives program is not designed or operated for trading or speculative purposes.
Our derivative instruments expose us to credit risk to the extent that our counterparties may be unable to meet the terms of the agreements. We seek to mitigate this risk by limiting our counterparties to major financial institutions and by spreading the risk across several major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis. See “Note 9 - Derivative Instruments” for additional information related to our derivative instruments.
Concentration of credit risk
Our cash, cash equivalents, accounts receivable, loans and interest receivable, funds receivable and customer accounts are potentially subject to concentration of credit risk. Cash, cash equivalents and customer accounts are placed with financial institutions that management believes are of high credit quality. In addition, funds receivable are generated with financial institutions or credit card companies that management believes are of high credit quality. Our accounts receivable are derived from revenue earned from customers located in the U.S. and internationally. Our loans and interest receivable are derived from consumer financing activities for customers located in the U.S. As of December 31, 2009 and 2010, no customers accounted for more than 10% of net accounts receivable or net loans receivable. During the years ended December 31, 2008, 2009 and 2010, no customers accounted for more than 10% of net revenues.
Impairment of long-lived assets
We evaluate long-lived assets (including intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. We assess the recoverability of our long-lived and intangible assets by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets. The amount of impairment, if any, is measured using fair market values which are estimated based on projected discounted future net cash flows.
Recent accounting pronouncements
In 2009, we adopted new accounting guidance for business combinations as issued by the Financial Accounting Standards Board (FASB). The new accounting guidance establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from previous guidance resulting from this new guidance include the expansion of the definitions of a “business” and a “business combination.” For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and; for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. The new accounting guidance also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements. See “Note 3 - Business Combinations” for additional details.
In 2009, we adopted new accounting guidance for noncontrolling interests in subsidiaries as issued by the FASB. The new accounting guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as a minority interest, is a third-party ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, the new guidance requires the consolidated statement of income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. The new guidance also requires disclosure on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. As a result of the new accounting guidance, we remeasured the noncontrolling interest in Skype at its estimated fair value and recorded a gain upon sale of controlling interest on November 19, 2009. See “Note 4 - Skype Related Transactions” for additional details.
In 2009, the FASB issued new accounting guidance that amends the evaluation criteria used to identify the primary beneficiary of a variable interest entity (VIE) and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the VIE. The new guidance significantly changes the consolidation rules for VIEs including the consolidation of common structures, such as joint ventures, equity method investments and collaboration arrangements. We adopted this guidance as of January 1, 2010. The adoption of this guidance did not have a material impact on our consolidated financial statements.
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
On January 1, 2010, we adopted the new accounting guidance related to certain revenue arrangements that include software elements. The new guidance was applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued new accounting guidance related to the disclosure requirements for fair value measurements and that provides clarification for existing disclosure requirements. More specifically, this update requires (a) an entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers, and (b) information about purchases, sales, issuances and settlements to be presented separately, on a gross basis rather than net, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure were effective beginning January 1, 2010, except for the disclosure requirements related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements, which are effective for fiscal years ending after December 31, 2010. We do not believe the adoption of this guidance will have a material impact to our consolidated financial statements.

During the fourth quarter of 2010, we adopted the new disclosure guidance related to the credit quality of financing receivables and the allowance for credit losses. This guidance requires companies to provide more information about the credit quality of their financing receivables in the disclosures to financial statements including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators. The adoption of this accounting guidance did not have a significant impact on our consolidated financial statements.
Note 2 - Net Income Per Share:
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

	Year Ended December 31,
	2008	2009	2010
Numerator:
Net income	$1,779,474	$2,389,097	$1,800,961
Denominator:
Weighted average common shares - basic	1,303,454	1,289,848	1,305,593
Dilutive effect of equity incentive plans	9,154	15,133	21,824
Weighted average common shares - diluted	1,312,608	1,304,981	1,327,417
Net income per share:
Basic	$1.37	$1.85	$1.38
Diluted	$1.36	$1.83	$1.36
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	102,642	53,026	31,509

Note 3 - Business Combinations:
Our acquisition activity in 2010, 2009 and 2008, was as follows:
2010 Acquisition Activity
We acquired three companies during 2010 for aggregate purchase consideration of $95.9 million, consisting primarily of cash. Each of these three companies is included in our Marketplaces segment. Allocation of the purchase consideration resulted in net tangible assets of $0.3 million, purchased intangible assets of $18.0 million and goodwill of $77.6 million. The allocation of the purchase price for these acquisitions has been prepared on a preliminary basis and changes to that allocation may occur as additional information becomes available.
2009 Acquisition Activity
We acquired Gmarket during the second quarter of 2009. Gmarket is a retail ecommerce marketplace in Korea, and is included in our Marketplaces segment. Gmarket's purchase consideration included cash of $1.2 billion, fair value of minority interest of $12.2 million and fair value of options assumed of $5.4 million.
Allocation of the purchase consideration for Gmarket is summarized as follows (in thousands):

	Purchase Consideration	Net Tangible Assets Acquired/(Liabilities Assumed)	Purchased Intangible Assets	Goodwill
Gmarket Inc.	$1,226,968	$50,526	$378,496	$797,946
2008 Acquisition Activity
•Bill Me Later was acquired during the fourth quarter of 2008. Bill Me Later is a payments solution company that enables U.S. merchants to offer, and U.S. consumers to obtain, credit at the point of sale for ecommerce transactions and is included in our Payments segment. Bill Me Later's purchase consideration included cash of $817.0 million, fair value of options assumed of $87.7 million and transaction costs of $9.9 million.
•Den Blå Avis and BilBasen were acquired during the fourth quarter of 2008. Den Blå Avis and BilBasen are two leading online classifieds sites in Denmark and are included in our Marketplaces segment. Den Blå Avis and BilBasen's purchase consideration included cash of $392.0 million and transaction costs of $2.1 million.
•Other acquisition activity during 2008 consisted of four acquisitions for an aggregate purchase consideration of approximately $178.6 million, consisting primarily of cash. Three acquisitions are included in our Marketplaces segment and one acquisition is included in our Payments segment.
Allocation of the purchase consideration for business combinations completed in 2008 is summarized as follows (in thousands):

	Purchase Consideration	Net Tangible Assets Acquired/(Liabilities Assumed)	Purchased Intangible Assets	Goodwill
Bill Me Later	$914,605	$26,097	$199,600	$688,908
Den Blå Avis and BilBasen	394,098	(31,612)	144,100	281,610
Other	178,560	(6,809)	39,417	145,952
Total	$1,487,263	$(12,324)	$383,117	$1,116,470
The purchase consideration for each acquisition was allocated to the tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill. The fair value assigned to identifiable intangible assets acquired has been determined primarily by using valuation methods that discount expected future cash flows to present value using estimates and assumptions determined by management. Purchased identifiable intangible assets are amortized on a straight-line basis over the respective useful lives.
The consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations for acquisitions completed during 2008, 2009 and 2010 have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to our financial results.

Note 4 - Skype Related Transactions:
On November 19, 2009, we sold all of the share capital of Skype Luxembourg Holdings S.a.r.l., Skype Inc. and Sonorit Holdings, A.S. (collectively with their respective subsidiaries, the “Skype Companies”) to Springboard Group S.à.r.l. (the “Buyer”), an entity organized and owned by an investor group led by Silver Lake and including Joltid Limited and certain of its affiliated parties, the Canada Pension Plan Investment Board and Andreessen Horowitz. We received cash proceeds of approximately $1.9 billion, a subordinated note issued by a subsidiary of the Buyer in the principal amount of $125.0 million and an equity stake in the outstanding capital stock of the Buyer. We determined the fair value of our retained 30 percent equity stake to be approximately $620.0 million. We also purchased senior debt securities with a face value of $50.0 million as part of a Skype debt financing.
The sale resulted in a net gain of $1.4 billion, which was recorded in interest and other income (expense), net in our consolidated statement of income. In conjunction with the sale of Skype, we reached a legal settlement of a lawsuit between Skype, Joltid and entities controlled by Joltid's founders, which resulted in a $343.2 million charge to general and administrative expenses.
In March 2010, Skype paid in full the subordinated note receivable of $125.0 million and senior debt securities of $50.0 million. As a result of the payment, we recorded a gain of approximately $22.8 million in interest and other income (expense), net. In the same period, we reinvested approximately $91.4 million in new senior debt securities issued by Skype, which are reflected in other assets on our consolidated balance sheet. These securities mature in five years and offer a variable interest rate (approximately 7% as of December 31, 2010).
Mr. Marc L. Andreessen, a member of the board of directors of eBay, is a general partner of Andreessen Horowitz, which owns less than 5% of the Buyer.
Note 5 - Goodwill and Intangible Assets:
Goodwill
Goodwill information for each reportable segment is as follows (in thousands):

	Balance as of			Balance as of
	December 31, 2009	Goodwill Acquired	Adjustments	December 31, 2010
Marketplaces	$4,013,906	$77,602	$(19,736)	$4,071,772
Payments	2,156,541	—	(7,789)	2,148,752
	$6,170,447	$77,602	$(27,525)	$6,220,524
Goodwill related to our equity method investments, included in the table above, was approximately $27.4 million as of December 31, 2009 and 2010. The adjustments to goodwill during the year ended December 31, 2010 were due primarily to foreign currency translation.
We conducted our annual impairment test of goodwill as of August 31, 2010 and determined that no adjustment to the carrying value of goodwill for any reportable units was necessary. As of December 31, 2010, we determined that no events or circumstances from August 31, 2010 through December 31, 2010 indicated that a further assessment was necessary.
Intangible Assets
The components of identifiable intangible assets are as follows:

	December 31, 2009				December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
	(In thousands, except years)
Customer lists and user base	$819,653	$(524,667)	$294,986	6	$831,806	$(625,126)	$206,680	6
Trademarks and trade names	634,387	(300,046)	334,341	5	632,899	(381,456)	251,443	5
Developed technologies	225,614	(152,982)	72,632	3	231,312	(192,421)	38,891	3
All other	149,315	(83,462)	65,853	4	156,306	(112,609)	43,697	4
	$1,828,969	$(1,061,157)	$767,812		$1,852,323	$(1,311,612)	$540,711
Aggregate amortization expense for intangible assets totaled $281.6 million, $337.5 million and $254.1 million for the years ended December 31, 2008, 2009 and 2010, respectively.

Expected future intangible asset amortization as of December 31, 2010 is as follows (in thousands):

Fiscal Years:
2011	$199,259
2012	160,387
2013	130,990
2014	39,808
2015	4,381
Thereafter	5,886
$540,711

Note 6 - Segments:
Operating segments are based upon our internal organization structure, the manner in which our operations are managed, the criteria used by our Chief Operating Decision Maker (CODM) to evaluate segment performance and the availability of separate financial information. We currently operate two segments: Marketplaces and Payments. Historically, we also had a Communications segment that consisted of Skype Technologies S.A. (“Skype”). On November 19, 2009, we completed the sale of Skype to an investor group. For the year ended December 31, 2009, the financial performance of our Communications segment reflects Skype operations from January 1, 2009 to November 19, 2009.
The following table summarizes the financial performance of our operating segments:

	Year Ended December 31, 2008
	Marketplaces	Payments	Communications	Consolidated
	(In thousands)
Net transaction revenues	$4,711,057	$2,320,495	$525,803	$7,557,355
Marketing services and other revenues	875,694	83,174	25,038	983,906
Net revenues from external customers	5,586,751	2,403,669	550,841	8,541,261
Direct costs	3,135,611	1,922,897	434,588	5,493,096
Direct contribution	2,451,140	480,772	116,253	3,048,165
Operating expenses and indirect costs of net revenues				972,483
Income from operations				2,075,682
Interest and other income (expense), net				107,882
Income before income taxes				$2,183,564

	Year Ended December 31, 2009
	Marketplaces	Payments	Communications	Consolidated
	(In thousands)
Net transaction revenues	$4,461,845	$2,641,194	$575,096	$7,678,135
Marketing services and other revenues	849,169	154,751	45,307	1,049,227
Net revenues from external customers	5,311,014	2,795,945	620,403	8,727,362
Direct costs	3,059,094	2,332,563	462,701	5,854,358
Direct contribution	2,251,920	463,382	157,702	2,873,004
Operating expenses and indirect costs of net revenues				1,416,238
Income from operations				1,456,766
Interest and other income (expense), net				1,422,385
Income before income taxes				$2,879,151

	Year Ended December 31, 2010
	Marketplaces	Payments	Consolidated
	(In thousands)
Net transaction revenues	$4,800,193	$3,261,314	$8,061,507
Marketing services and other revenues	920,434	174,333	1,094,767
Net revenues from external customers	5,720,627	3,435,647	9,156,274
Direct costs	3,415,879	2,714,006	6,129,885
Direct contribution	2,304,748	721,641	3,026,389
Operating expenses and indirect costs of net revenues			972,818
Income from operations			2,053,571
Interest and other income (expense), net			44,876
Income before income taxes			$2,098,447
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
The following tables summarize the allocation of net revenues and long-lived tangible assets based on geography (in thousands):

	December 31,
	2008	2009	2010
U.S.	$3,969,482	$3,985,068	$4,214,215
Germany	1,220,691	1,140,205	1,204,056
United Kingdom	1,072,863	1,054,730	1,266,603
Rest of world	2,278,225	2,547,359	2,471,400
Total net revenues	$8,541,261	$8,727,362	$9,156,274

	December 31,
	2009	2010
U.S.	$1,220,977	$1,465,234
International	345,435	186,251
Total long-lived tangible assets	$1,566,412	$1,651,485
Net revenues are attributed to U.S. and international geographies primarily based upon the country in which the seller, payment recipient, customer, Skype user's Internet protocol address (through November 19, 2009), website that displays advertising, or other service provider, as the case may be, is located. Long-lived assets attributed to the U.S. and international geographies are based upon the country in which the asset is located or owned.

Note 7 - Investments:
At December 31, 2009 and 2010, the fair value of short and long-term investments classified as available for sale are as follows:

	December 31, 2009
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Short-term investments:
Restricted cash	$29,123	$—	$—	$29,123
Corporate debt securities	73,256	10	(126)	73,140
Government and agency securities	109,808	18	(19)	109,807
Time deposits and other	310,418	—	—	310,418
Equity instruments	8,507	412,991	—	421,498
	$531,112	$413,019	$(145)	$943,986
Long-term investments:
Restricted cash	$985	$—	$—	$985
Corporate debt securities	455,638	1,982	(437)	457,183
Government and agency securities	250,025	108	(773)	249,360
Time deposits and other	1,583	—	—	1,583
	$708,231	$2,090	$(1,210)	$709,111

	December 31, 2010
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Short-term investments:
Restricted cash	$20,351	$—	$—	$20,351
Corporate debt securities	371,998	391	(164)	372,225
Government and agency securities	66,437	98	(1)	66,534
Time deposits and other	44,772	—	—	44,772
Equity instruments	8,507	533,014	—	541,521
	$512,065	$533,503	$(165)	$1,045,403
Long-term investments:
Restricted cash	$1,332	$—	$—	$1,332
Corporate debt securities	1,606,723	4,541	(5,494)	1,605,770
Government and agency securities	152,170	149	(1,353)	150,966
Time deposits and other	4,541	—	—	4,541
	$1,764,766	$4,690	$(6,847)	$1,762,609
The following table summarizes the fair value and gross unrealized losses of our short-term and long-term investments, aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2010 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$1,977,995	$(5,658)	$—	$—	$1,977,995	$(5,658)
Government and agency securities	217,500	(1,354)	—	—	217,500	(1,354)
	$2,195,495	$(7,012)	$—	$—	$2,195,495	$(7,012)

Our fixed-income investment portfolio consists of corporate debt securities, government securities and time deposits that have a maximum maturity of five years. The corporate debt and government securities that we invest in are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As interest rates increase, those securities purchased at a lower yield show a mark-to-market unrealized loss. The unrealized losses are due primarily to changes in credit spreads and interest rates. We expect to realize the full value of all these investments upon maturity or sale. As of December 31, 2010, these securities had a weighted average remaining duration of approximately 13 months. Restricted cash is held primarily in money market funds and interest bearing accounts for letters of credit related primarily to various lease arrangements.
The estimated fair values of short and long-term investments classified by date of contractual maturity at December 31, 2010 are as follows (in thousands):

December 31, 2010
One year or less (including restricted cash of $20,351)	$1,045,403
One year through two years	507,777
Two years through three years (including restricted cash of $1,332)	783,096
Three years through four years	204,517
Four years through five years	267,219
$2,808,012
Equity and cost method investments
We have made multiple equity and cost method investments in privately held companies which are reported in long-term investments on our consolidated balance sheet. As of December 31, 2009 and 2010 our equity and cost method investments in privately held companies totaled $672.7 million and $729.4 million, respectively.
Note 8 - Fair Value Measurement of Assets and Liabilities:
The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash and cash equivalents	$3,999,818	$3,999,818	$—
Short-term investments:
Restricted cash	29,123	29,123	—
Corporate debt securities	73,140	—	73,140
Government and agency securities	109,807	—	109,807
Time deposits	310,418	—	310,418
Equity instruments	421,498	421,498	—
Total short-term investments	943,986	450,621	493,365
Derivatives	362	—	362
Long-term investments:
Restricted cash	985	985	—
Corporate debt securities	457,183	—	457,183
Government and agency securities	249,360	—	249,360
Time deposits and other	1,583	—	1,583
Total long-term assets	709,111	985	708,126
Total financial assets	$5,653,277	$4,451,424	$1,201,853
Liabilities:
Derivatives	$5,710	$—	$5,710

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 (in thousands):

Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash and cash equivalents	$5,577,411	$5,577,411	$—
Short-term investments:
Restricted cash	20,351	20,351	—
Corporate debt securities	372,225	—	372,225
Government and agency securities	66,534	—	66,534
Time deposits	44,772	—	44,772
Equity instruments	541,521	541,521	—
Total short-term investments	1,045,403	561,872	483,531
Derivatives	37,196	—	37,196
Long-term assets:
Restricted cash	1,332	1,332	—
Corporate debt securities	1,605,770	—	1,605,770
Government and agency securities	150,966	—	150,966
Time deposits and other	4,541	—	4,541
Total long-term assets	1,762,609	1,332	1,761,277
Total financial assets	$8,422,619	$6,140,615	$2,282,004
Liabilities:
Derivatives	$4,963	$—	$4,963
Our financial assets and liabilities are valued using market prices on both active markets (level 1) and less active markets (level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments. As of December 31, 2010, we did not have any assets or liabilities requiring measurement at fair value without observable market values that would require a high level of judgment to determine fair value (level 3). Our derivative instruments are valued using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as equity prices, interest rate yield curves, option volatility and currency rates. Our derivative instruments are short-term in nature, typically one month to fifteen months in duration. We maintain our customer account balances in interest bearing bank deposits (including time deposits with maturity dates of less than a year), which are valued using market prices on active markets (level 1). As of December 31, 2010, our customer account balances were approximately $1.9 billion.
As of December 31, 2010, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.
In Europe, we have two cash pooling arrangements with a financial institution for cash management purposes. These arrangements allow for cash withdrawals from this financial institution based upon our aggregate operating cash balances held in Europe within the same financial institution (“Aggregate Cash Deposits”). These arrangements also allow us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income. As of December 31, 2010, we had a total of $3.3 billion in cash withdrawals offsetting our $3.3 billion in Aggregate Cash Deposits held within the same financial institution under these cash pooling arrangements.

Note 9 - Derivative Instruments:
  The notional amounts associated with our foreign currency contracts at December 31, 2009 and December 31, 2010 were $298.6 million and $1.8 billion, respectively. Derivative transactions are measured in terms of the notional amount, but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. The notional amount is generally not exchanged, but is used only as the basis on which the value of foreign exchange payments are determined.
Fair Value of Derivative Contracts: Derivative instruments are reported at fair value as follows (in thousands):

	Derivative Assets Reported in Other Current Assets	Derivative Liabilities Reported in Other Current Liabilities	Derivative Assets Reported in Other Current Assets	Derivative Liabilities Reported in Other Current Liabilities
	December 31, 2009		December 31, 2010
Foreign exchange contracts designated as cash flow hedges	$27	$4,848	$35,853	$4,162
Foreign exchange contracts not designated as hedging instruments	335	862	1,343	801
Total fair value of derivative instruments	$362	$5,710	$37,196	$4,963
Effect of Derivative Contracts on Accumulated Other Comprehensive Income (Loss): The following tables represent the activity of derivative contracts which qualify for hedge accounting as of December 31, 2009 and December 31, 2010, and the impact of designated derivative contracts on accumulated other comprehensive income for those years (in thousands):

	December 31, 2008	Amount of gain (loss) recognized in other comprehensive income (effective portion)	Amount of gain (loss) reclassified from accumulated other comprehensive income to income (effective portion)	December 31, 2009
Foreign exchange contracts designated as cash flow hedges	$40,352	$(29,743)	$15,430	$(4,821)

	December 31, 2009	Amount of gain (loss) recognized in other comprehensive income (effective portion)	Amount of gain (loss) reclassified from accumulated other comprehensive income to income (effective portion)	December 31, 2010
Foreign exchange contracts designated as cash flow hedges	$(4,821)	$30,385	$12,004	$13,560
Effect of Derivative Contracts on the Consolidated Statement of Income: The following table provides the location in our financial statements of the recognized gains or losses related to our derivative instruments for the years ended December 31, 2009 and December 31, 2010 (in thousands):

	December 31, 2009	December 31, 2010
Foreign exchange contracts designated as cash flow hedges recognized in net revenues	$15,430	$11,135
Foreign exchanges contracts not designated as hedging instruments recognized in interest and other income (expense), net	(28,933)	(9,345)
Total gain (loss) recognized from derivative contracts in the consolidated statement of income	$(13,503)	$1,790

Note 10 - Balance Sheet Components:

	As of December 31,
	2009	2010
	(in thousands)
Other current assets:
Prepaid expenses	$102,711	$115,476
Income tax receivable	—	172,869
Deferred tax assets, net	154,932	39,338
Derivatives	362	37,196
Other	70,101	116,359
	$328,106	$481,238

	As of December 31,
	2009	2010
	(in thousands)
Property and equipment, net:
Computer equipment and software	$2,185,165	$2,729,736
Land and buildings, including building improvements	431,456	688,282
Leasehold improvements	263,156	288,912
Furniture and fixtures	105,000	115,588
Construction in progress and other	331,556	140,263
	3,316,333	3,962,781
Accumulated depreciation	(2,002,005)	(2,439,448)
	$1,314,328	$1,523,333
Total depreciation expense on our property and equipment in the years ended December 31, 2008, 2009 and 2010 totaled $438.2 million, $473.4 million and $508.4 million, respectively.

	As of December 31,
	2009	2010
	(in thousands)
Accrued expenses and other current liabilities:
Acquisition related accrued expenses	$9,126	$8,266
Advertising	118,801	100,314
Compensation and related benefits	280,446	348,497
Contractors and consultants	60,736	66,216
Liability for unrecognized tax benefits	—	208,500
Professional fees	111,835	147,880
Restructuring	10,909	5,984
Transaction loss accrual	48,575	31,900
VAT accrual	111,765	124,943
Other current liabilities	229,591	301,388
	$981,784	$1,343,888
Certain transactions that result in overdrafts of customer accounts are included in the provision for transaction and loan losses and are recorded as an offset to other current assets. As of December 31, 2009 and 2010, these balances were $49.1 million and $47.8 million, respectively.

	As of December 31,
	2009	2010
	(in thousands)
Accumulated other comprehensive income:
Foreign currency translation	$570,440	$394,835
Unrealized gains on investments	413,754	531,181
Unrealized gains (losses) on cash flow hedges	(4,821)	13,560
Estimated tax provision on above items	(161,269)	(188,262)
	$818,104	$751,314

Note 11 - Restructuring:
2009 Customer Service Consolidation
In 2009, we began the consolidation of certain customer service facilities in North America and Europe to streamline our operations and deliver better and more efficient customer support to our users. The consolidation has impacted approximately 1,000 employees. In connection with this consolidation, we estimate that we will incur approximately $48.0 million of restructuring related charges, primarily employee severance and benefits. During 2009 and 2010, we incurred restructuring charges of $26.0 million and $21.4 million, respectively, in connection with this consolidation. As of December 31, 2010, the restructuring activities in connection with this plan are substantially complete.
2008 Restructuring Plan
In 2009, we completed a strategic reduction of our existing global workforce by approximately 800 employees worldwide to simplify and streamline our organization and strengthen the overall competitiveness of our existing businesses. During 2008 and 2009 we incurred $49.1 million and $12.2 million, respectively, in restructuring charges related to this plan.
A summary of the restructuring and other costs by segment recognized for the years ended December 31, 2009 and 2010 are as follows (in thousands):

	Year Ended December 31, 2009			Year Ended December 31, 2010
	Employee Severance and Benefits	Facilities	Total	Employee Severance and Benefits	Facilities	Total
Marketplaces	$30,123	$7,866	$37,989	$18,607	$3,223	$21,830
Payments	188	10	198	(393)	—	(393)
	$30,311	$7,876	$38,187	$18,214	$3,223	$21,437
The following table summarizes the restructuring activity for the year ended December 31, 2010 (in thousands):

	Employee Severance and Benefits	Facilities	Total
Accrued liability as of January 1, 2010	$8,827	$2,082	$10,909
Charges	18,214	3,223	21,437
Payments	(23,731)	(1,990)	(25,721)
Adjustments from foreign currency translation	(885)	244	(641)
Accrued liability as of December 31, 2010	$2,425	$3,559	$5,984

Note 12 - Debt:
The following table summarizes the carrying value of our outstanding debt at December 31, 2010 (in thousands):

Long-Term Debt
Senior Notes	Coupon Rate	Effective Interest Rate	Amount
Senior notes due 2013	0.875%	0.946%	$399,220
Senior notes due 2015	1.625%	1.703%	597,857
Senior notes due 2020	3.250%	3.319%	497,150
Total long-term debt			$1,494,227

Short-Term Debt
Commercial paper			$300,000
Total Debt			$1,794,227
Long-Term Debt
In October 2010, we issued senior unsecured notes in an aggregate principal amount of $1.5 billion, of which $400.0 million will mature in October 2013, $600.0 million will mature in October 2015 and $500.0 million will mature in October 2020. Interest on these notes is payable semiannually on April 15 and October 15. Interest expense associated with these notes including amortization of debt issuance costs in 2010 was $5.5 million. Debt issuance costs are deferred costs and recorded as other non-current assets on our consolidated balance sheet. At December 31, 2010, the estimated fair value of all notes included in long-term debt was approximately $1.4 billion based on market prices on active markets (Level 1).
Short-Term Debt
Commercial Paper
In November 2010, we implemented a commercial paper program pursuant to which we may issue commercial paper notes with maturities of up to 397 days from the date of issue in an aggregate principal amount of up to $1.0 billion at any time outstanding. As of December 31, 2010, the weighted average interest rate on our outstanding commercial paper notes was 0.20%, and the weighted average remaining term on our commercial paper notes was 15 days.
Credit Agreement
We have a credit agreement that provides for an unsecured $1.8 billion revolving credit facility, which matures on November 7, 2012. Loans under the credit agreement will bear interest at LIBOR plus a margin ranging from 0.20 percent to 0.50 percent. As of December 31, 2010, no borrowings or letters of credit were outstanding under our $1.8 billion credit agreement. As described above, we have a $1.0 billion commercial paper program, and we maintain $1.0 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due. As a result, at December 31, 2010, $0.8 billion of borrowing capacity was available for other purposes permitted by the credit agreement.
As of December 31, 2010, we were in compliance with all covenants related to our debt.
Note 13 - Commitments and Contingencies:
Commitments
 Bill Me Later offers U.S. online consumers a way to obtain instant credit at the point of transaction through its relationship with a chartered financial institution. Bill Me Later is neither a chartered financial institution nor is it licensed to make loans in any state. Accordingly, Bill Me Later must rely on a bank or licensed lender to issue the Bill Me Later credit products and extend credit to customers in order to offer the Bill Me Later service. Currently, when a consumer makes a purchase using a Bill Me Later credit product issued by a chartered financial institution, the chartered financial institution extends credit to the consumer, funds the extension of credit at the point of sale and advances funds to the merchant. We subsequently purchase the receivables related to the consumer loans extended by the chartered financial institution and, as a result of the purchase, bear the risk of loss in the event of loan defaults. Although the chartered financial institution continues to own each customer account, we own the related receivable, and Bill Me Later is responsible for all servicing functions related to the account.
As of December 31, 2010, $6.8 billion of unused credit was available to Bill Me Later accountholders. The individual lines of credit that make up this unused credit are subject to periodic review and termination by the issuing bank based on, among other things, account usage and customer creditworthiness.
Lease Arrangements
We have lease obligations under certain non-cancelable operating leases. Future minimum rental payments under our non-cancelable operating leases, at December 31, 2010, are as follows (in thousands):

Year Ended December 31,	Operating Leases
2011	$117,795
2012	56,249
2013	26,472
2014	18,705
2015	13,977
Thereafter	16,004
Total minimum lease payments	$249,202

Rent expense in the years ended December 31, 2008, 2009 and 2010 totaled $78.6 million, $92.3 million and $112.6 million, respectively. There were no material capital leases at December 31, 2009 and 2010.
Litigation and Other Legal Matters
In August 2006, Louis Vuitton Malletier and Christian Dior Couture filed two lawsuits in the Paris Court of Commerce against eBay Inc. and eBay International AG. Among other things, the complaint alleged that we violated French tort law by negligently broadcasting listings posted by third parties offering counterfeit items bearing plaintiffs' trademarks and by purchasing certain advertising keywords. Around September 2006, Parfums Christian Dior, Kenzo Parfums, Parfums Givenchy, and Guerlain Société also filed a lawsuit in the Paris Court of Commerce against eBay Inc. and eBay International AG. The complaint alleged that we had interfered with the selective distribution network the plaintiffs established in France and the European Union by allowing third parties to post listings offering genuine perfumes and cosmetics for sale on our websites. In June 2008, the Paris Court of Commerce ruled that eBay and eBay International AG were liable for failing to prevent the sale of counterfeit items on its websites that traded on plaintiffs' brand names and for interfering with the plaintiffs' selective distribution network. The court awarded plaintiffs approximately EUR 38.6 million in damages and issued an injunction (enforceable by daily fines of up to EUR 100,000) prohibiting all sales of perfumes and cosmetics bearing the Dior, Guerlain, Givenchy and Kenzo brands over all worldwide eBay sites to the extent that they are accessible from France. We appealed this decision, and in September 2010, the Paris Court of Appeal reduced the damages award to EUR 5.7 million and modified the injunction. We have further appealed this decision to the French Supreme Court. In 2009, plaintiffs filed an action regarding our compliance with the original injunction, and in November 2009, the court awarded the plaintiffs EUR 1.7 million (the equivalent of EUR 2,500 per day) and indicated that as a large Internet company we could do a better job of enforcing the injunction. Parfums Christian Dior has filed another motion relating to our compliance with the injunction. We have taken measures to comply with the injunction and have appealed these rulings, noting, among other things, the modification of the initial injunction. However, these and similar suits may force us to modify our business practices, which could lower our revenue, increase our costs, or make our websites less convenient to our customers. Any such results could materially harm our business. Other luxury brand owners have also filed suit against us or have threatened to do so in numerous different jurisdictions, seeking to hold us liable for, among other things, alleged counterfeit items listed on our websites by third parties, “tester” and other not for resale consumer products listed on our websites by third parties, alleged misuse of trademarks in listings, alleged violations of selective distribution channel laws, alleged violations of parallel import laws, alleged non-compliance with consumer protection laws or in connection with paid search advertisements. We have prevailed in some of these suits, lost in others, and many are in various stages of appeal. We continue to believe that we have meritorious defenses to these suits and intend to defend ourselves vigorously.

In May 2009, the U.K. High Court of Justice ruled in the case filed by L'Oréal SA, Lancôme Parfums et Beauté & Cie, Laboratoire Garnier & Cie and L'Oréal (UK) Ltd against eBay International AG, other eBay companies, and several eBay sellers (No. HC07CO1978) that eBay was not jointly liable with the seller co-defendants as a joint tortfeasor, and indicated that it would certify to the European Court of Justice questions of liability for the use of L'Oréal trademarks, hosting liability, and the scope of a possible injunction against intermediaries. The U.K. High Court of Justice certified a number of issues to the European Court of Justice and a hearing before the European Court of Justice on the certified issues took place in June 2010. A decision is expected in 2011. The case was originally filed in July 2007. L'Oréal's complaint alleged that we were jointly liable for trademark infringement for the actions of the sellers who allegedly sold counterfeit goods, parallel imports and testers (not for resale products). Additionally, L'Oréal claimed that eBay's use of L'Oréal brands on its website, in its search engine and in sponsored links, and purchase of L'Oréal trademarks as keywords, constitute trademark infringement. The suit sought an injunction preventing future infringement, full disclosure of the identity of all past and present sellers of infringing L'Oréal goods, and a declaration that our Verified Rights Owner (VeRO) program as then operated was insufficient to prevent such infringement. Other damages claimed are to be specified after the liability stage of the proceedings.
In April 2010, the U.S. Second Circuit Court of Appeals upheld the decision of the trial court that eBay was not liable to Tiffany & Co. for direct or contributory trademark infringement and that generalized knowledge of alleged counterfeiting was not sufficient to cause intermediaries to be liable where there was no “willful blindness” by the intermediary to the problem. The U.S. Supreme Court denied certiorari with respect to this decision in late 2010.
In March 2007, a plaintiff filed a purported antitrust class action lawsuit against eBay in the Western District of Texas alleging that eBay and its wholly owned subsidiary PayPal “monopolized” markets through various anticompetitive acts and tying arrangements. The plaintiff alleged claims under sections 1 and 2 of the Sherman Act, as well as related state law claims. In April 2007, the plaintiff re-filed the complaint in the U.S. District Court for the Northern District of California (No. 07-CV-01882-RS), and dismissed the Texas action. The complaint seeks treble damages and an injunction. In 2007, the case was consolidated with other similar lawsuits (No. 07-CV-01882JF). In June 2007, we filed a motion to dismiss the complaint. In March 2008, the court granted the motion to dismiss the tying claims with leave to amend and denied the motion with respect to the monopolization claims. Plaintiffs subsequently decided not to refile the tying claims. The plaintiffs' motion on class certification and our motion for summary judgment were heard by the court in December 2009. In March 2010, the District Court granted our motion for summary judgment, denied plaintiffs' motion for class certification as moot, and entered judgment in our favor. Plaintiffs have appealed the District Court's decision, and the matter is fully briefed before the Ninth Circuit Court of Appeals. We intend to vigorously oppose plaintiffs' appeal.
In October 2007, PartsRiver filed a lawsuit in the Eastern District of Texas (No. 2-07CV-440-DF) alleging that eBay, Microsoft, Yahoo!, Shopzilla, PriceGrabber and PriceRunner infringed its patent relating to search methods. The suit seeks an injunction against continuing infringement, unspecified damages, and interest, costs, and fees. The U.S. District Court for the Eastern District of Texas granted defendants' motion to transfer venue and moved the case to the U.S. District Court for the Northern District of California. In August 2009, the District Court granted our motion for summary judgment and ruled that the PartsRiver patent was invalid based on a finding that it was “on sale” more than a year before the filing date of the patent. PartsRiver appealed the District Court's decision to the Federal Circuit Court of Appeals, but then voluntarily dismissed its appeal and requested that the Court of Appeals vacate the District Court's ruling that the patent was invalid. The Court of Appeals dismissed PartsRiver's appeal, but remanded to the District Court consideration of PartsRiver's request to vacate its earlier decision. In parallel with defense of the litigation, we also challenged the validity of the patent in reexamination proceedings before the U.S. Patent and Trademark Office (“PTO”). Before the Court of Appeals issued its decision in the litigation, the PTO issued a reexamination certificate for the patent, which was issued with several new claims, although the original claims on which eBay was sued were held invalid. PartsRiver then conveyed some interest in these newly issued claims to another entity named Kelora. We then filed a declaratory judgment action against PartsRiver and Kelora with the District Court concerning these newly issued claims. The District Court has set a hearing for March 2011 to discuss PartsRiver's request to vacate its earlier decision and eBay's declaratory judgment action.
eBay's Korean subsidiary, IAC, has notified its approximately 20 million users of a January 2008 data breach involving personally identifiable information including name, address, resident registration number and some transaction and refund data (but not including credit card information or real time banking information). Approximately 147,000 users have sued IAC over this breach in several lawsuits in Korean courts and more may do so in the future. Trial for a group of four representative suits began in August 2009 in the Seoul District Court, and trial for a group of 23 other suits began in September 2009 in the Seoul District Court. There is some precedent in Korea for a court to grant “consolation money” for data breaches without a specific finding of harm from the breach. Such precedents have involved payments of up to approximately $200 per user. In January 2010, the Seoul District Court ruled that IAC had met its obligations with respect to defending the site from intrusion and, accordingly, had no liability for the breach. This ruling has been appealed by approximately 34,000 plaintiffs to the Seoul High Court, where it is currently being heard de novo. A decision is expected in 2011.
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
From time to time, we are involved in other disputes or regulatory inquiries that arise in the ordinary course of business including suits by our users (individually or as class actions) alleging, among other things, improper disclosure of our prices, rules or policies, that such prices, rules or policies violate applicable law, or that we have not acted in conformity with such prices, rules or policies. The number and significance of these disputes and inquiries are increasing. Any claims or regulatory actions against us, whether meritorious or not, could be time consuming, result in costly litigation, damage awards, injunctive relief or increased costs of doing business through adverse judgment or settlement, require us to change our business practices in expensive ways, require significant amounts of management time, result in the diversion of significant operational resources or otherwise harm our business.
Indemnification Provisions
In the ordinary course of business, we have included limited indemnification provisions in certain of our agreements with parties with whom we have commercial relations, including our standard marketing, promotions and application-programming-interface license agreements. Under these contracts, we generally indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with claims by a third party with respect to our domain names, trademarks, logos and other branding elements to the extent that such marks are applicable to our performance under the subject agreement. In a limited number of agreements, we have provided an indemnity for other types of third-party claims, which are indemnities mainly related to various intellectual property rights. In our PayPal business, we have provided an indemnity to our payment processors in the event of certain third-party claims or card association fines against the processor arising out of conduct by PayPal or PayPal's customers. In connection with the sale of Skype, we made certain customary warranties to the buyer in the purchase agreement. Our liability to the buyer for inaccuracies in these warranties is generally subject to certain limitations. With respect to certain specified litigation matters involving Skype that were pending as of the closing of the transaction, we also agreed, among other things, to bear 50% of the cost of any monetary judgment that is rendered in respect of those matters. It is not possible to determine the maximum potential loss under these indemnification or other provisions due to our limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, no significant costs have been incurred, either individually or collectively, in connection with our indemnification provisions.

Note 14 - Related Party Transactions:
We have entered into indemnification agreements with each of our directors, executive officers and certain other officers. These agreements require us to indemnify such individuals, to the fullest extent permitted by Delaware law, for certain liabilities to which they may become subject as a result of their affiliation with us.
All contracts with related parties are at rates and terms that we believe are comparable with those that could be entered into with independent third parties. There were no material related party transactions in 2008. We sold Skype to an investor group in November 2009. Based on our approximately 30% equity stake in the entity to which we sold Skype, Skype meets the definition of a related party. Accordingly, certain of our transactions with Skype in 2009 and 2010 in connection with and following the completion of the sale of Skype constitute related party transactions. For details related to our related party transactions with Skype, please see “Note 4 - Skype Related Transactions.” As of December 31, 2010, there were no significant amounts payable to or amounts receivable from related parties.
Note 15 - Stockholders' Equity:
Preferred Stock
We are authorized, subject to limitations prescribed by Delaware law, to issue preferred stock in one or more series; to establish the number of shares included within each series; to fix the rights, preferences and privileges of the shares of each wholly unissued series and any related qualifications, limitations or restrictions; and to increase or decrease the number of shares of any series (but not below the number of shares of a series then outstanding) without any further vote or action by our stockholders. At December 31, 2009 and 2010, there were 10.0 million shares of $0.001 par value preferred stock authorized for issuance, and no shares issued or outstanding.
Common Stock
Our Certificate of Incorporation, as amended, authorizes us to issue 3.6 billion shares of common stock.

Note 16 - Stock Repurchase Program:
In January 2008, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $2.0 billion of our common stock with no expiration from the date of authorization. In September 2010, our Board authorized an additional stock repurchase program that provides for the repurchase of up to an additional $2.0 billion of our common stock, with no expiration from the date of authorization, for the purpose of offsetting the impact of dilution from our equity compensation programs. The stock repurchase activity, under these stock repurchase programs during 2010 is summarized as follows (in thousands, except per share amounts):

	Shares Repurchased	Average Price per Share (1)	Value of Shares Repurchased	Remaining Amount Authorized
Balance at January 1, 2010	49,805	$26.98	$1,343,500	$656,500
Authorization of new plan in September 2010				2,000,000
Repurchase of common stock	26,793	26.60	712,793	(712,793)
Balance at December 31, 2010	76,598	$26.85	$2,056,293	$1,943,707
(1) The stock repurchase activity excludes broker commissions.
These repurchased shares are recorded as treasury stock and are accounted for under the cost method. No repurchased shares have been retired or reissued.
From time to time, we enter into structured equity hedging transactions. We typically enter into and settle these transactions within the same fiscal quarter. The structured hedging transactions are accounted for as equity instruments. According to the terms of these transactions, if the market price of our common stock exceeds a pre-determined price on the maturity date, we have the option to settle these transactions in cash or by repurchasing shares of our common stock. If the market price of our common stock is below that pre-determined price on the maturity date, we are required to settle these transactions by repurchasing shares of our common stock. The number of shares repurchased through the use of structured equity hedging transactions are included in the table above. The structured equity hedging transactions that settled in cash during 2010 resulted in aggregate premiums of approximately $2.3 million, which were recorded as additional paid-in capital.
Our stock repurchase programs may be limited or terminated at any time without prior notice. Stock repurchases under these programs may be made through a variety of open market and privately negotiated transactions, including structured stock repurchase transactions or other derivative transactions, at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives. The timing and actual number of shares repurchased will depend on a variety of factors including corporate and regulatory requirements, price, other market conditions and management's determination as to the appropriate use of our cash. The programs are intended to comply with the volume, timing and other limitations set forth in Rule 10b-18 under the Securities Exchange Act of 1934.
In addition to the above, we withhold shares from employees to satisfy minimum statutory tax obligations in conjunction with nonvested shares under our equity incentive plans, which are included in treasury stock.

Note 17 - Stock-Based and Employee Savings Plans:
Equity Incentive Plans
We have equity incentive plans under which we grant equity awards, including stock options, restricted stock units, nonvested shares and performance-based restricted stock units, to our directors, officers and employees. At December 31, 2010, 626.4 million shares were authorized under our equity incentive plans and 77.0 million shares were available for future grant.
All stock options granted under these plans generally vest 25% one year from the date of grant (or 12.5% six months from the date of grant for grants to existing employees) with the remainder vesting at a rate of 2.08% per month thereafter, and generally expire 7 to 10 years from the date of grant. The cost of stock options is determined using the Black-Scholes option pricing model on the date of grant.
Restricted stock units and nonvested shares are granted to eligible employees under our equity incentive plans. In general, restricted stock units and nonvested shares vest in equal annual installments over a period of one to five years, are subject to the employees' continuing service to the Company and do not have an expiration date. The cost of restricted stock units and nonvested shares is determined using the fair value of our common stock on the date of grant.
In 2008, 2009 and 2010, certain executives were eligible to receive performance based restricted stock units. The number of restricted stock units ultimately received depends on our business performance against specified performance targets set by the Compensation Committee. If the performance criteria are satisfied, the performance based restricted stock units will be granted, with one-half of the grant vesting in March following the end of the performance period and the remaining one-half vesting one year later.
Employee Stock Purchase Plan
We have an employee stock purchase plan for all eligible employees. Under the plan, shares of our common stock may be purchased over an offering period with a maximum duration of two years at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last day of the six-month purchase period. Employees may purchase shares having a value not exceeding 10% of their eligible compensation during an offering period. During the years ended 2008, 2009, and 2010, employees purchased approximately 3.5 million, 4.4 million and 4.7 million shares under this plan at average prices of $17.78, $12.82 and $13.55 per share, respectively. At December 31, 2010, approximately 2.5 million shares of common stock were reserved for future issuance. Our employee stock purchase plan contains an “evergreen” provision that automatically increases, on each January 1, the number of shares reserved for issuance under the employee stock purchase plan by the number of shares purchased under this plan in the preceding calendar year.
Employee Savings Plan
We have a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 25% of their annual salary, but not more than statutory limits. In 2008, 2009 and 2010, we contributed one dollar for each dollar a participant contributed, with a maximum contribution of 4% of each employee's salary, subject to a maximum employer contribution of $9,200, $9,800 and $9,800, respectively, per employee. Our non-U.S. employees are covered by various other savings plans. Our total expenses for these savings plans were $34.2 million in 2008, $42.8 million in 2009 and $47.4 million in 2010.
Deferred Stock Units
Since December 31, 2002, we have granted deferred stock units to non-employee directors (other than Pierre Omidyar) elected to our Board of Directors with each new director receiving a one-time grant of deferred stock units equal to the result of dividing $150,000 by the fair market value of our common stock on the date of grant. Beginning with our 2008 annual meeting of stockholders, we have granted deferred stock units to each non-employee director (other than Mr. Omidyar) at the time of our annual meeting of stockholders equal to the result of dividing $110,000 by the fair market value of our common stock on the date of grant. Each deferred stock unit constitutes an unfunded and unsecured promise by us to deliver one share of our common stock (or the equivalent value thereof in cash or property at our election). Each deferred stock unit award granted to a new non-employee director upon election to the Board vests 25% one year from the date of grant, and at a rate of 2.08% per month thereafter. If the services of the director are terminated at any time, all rights to the unvested deferred stock units will also terminate. In addition, directors may elect to receive, in lieu of annual retainer and committee chair fees and at the time these fees would otherwise be payable (i.e., on a quarterly basis in arrears for services provided), fully vested deferred stock units with an initial value equal to the amount based on the fair market value of common stock at the date of grant. Deferred stock units are payable following the termination of a director's tenure as a director. As of December 31, 2010, there were approximately 203,819 deferred stock units outstanding included in our restricted stock unit activity below.

Stock Option Valuation Assumptions
We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for each respective period:

	Year Ended December 31,
	2008	2009	2010
Risk-free interest rates	2.3%	1.7%	1.4%
Expected life (in years)	3.8	3.8	3.4
Dividend yield	—%	—%	—%
Expected volatility	34%	47%	37%
Our computation of expected volatility was based on a combination of historical and market-based implied volatility from traded options on our stock. Our computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award was based on the U.S. Treasury yield curve in effect at the time of grant.
Stock-Based Compensation Expense
The following table presents details of total stock-based compensation expense that is included in each line item on our consolidated statement of income (in thousands):

	Year Ended December 31,
	2008	2009	2010
Cost of net revenues	$43,417	$49,275	$48,764
Sales and marketing	94,314	121,724	106,208
Product development	95,396	98,609	101,001
General and administrative	118,915	125,199	125,519
Restructuring	1,281	—	—
Total stock-based compensation expense	$353,323	$394,807	$381,492
Capitalized in Product Development	$10,550	$9,060	$10,484
As of December 31, 2010, there was approximately $530.1 million of unearned stock-based compensation that will be expensed from 2011 through 2014. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel all or a portion of the remaining unearned stock-based compensation expense. Future unearned stock-based compensation will increase to the extent we grant additional equity awards, change the mix of grants between stock options and restricted stock units or assume unvested equity awards in connection with acquisitions.
Stock Option Activity
The following table summarizes stock option activity under our equity incentive plans as of and for the year ended December 31, 2010 (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	54,048	$22.28
Granted and assumed	8,425	$23.57
Exercised	(11,957)	$14.25
Forfeited/expired/cancelled	(6,609)	$29.21
Outstanding at December 31, 2010	43,907	$23.67	4.18	$279,229
Expected to vest	41,749	$23.83	4.08	$262,930
Options exercisable	29,051	$26.02	3.33	$145,841
The aggregate intrinsic value of options was calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock. At December 31, 2010, options to purchase 29.3 million shares of common stock were in-the-money.

The weighted average grant-date fair value of options granted during the years 2008, 2009 and 2010 was $7.46, $4.59 and $6.77, respectively. During the years 2008, 2009 and 2010, the aggregate intrinsic value of options exercised under our equity incentive plans was $83.0 million, $69.7 million and $140.7 million, respectively, determined as of the date of option exercise.
Restricted Stock Units
A summary of the status of and changes in restricted stock units granted (including performance-based restricted stock units that have been earned) under our equity incentive plans as of December 31, 2010 and changes during the year ended December 31, 2010 is presented below (in thousands, except per share amounts):

	Shares	Weighted Average Grant-Date Fair Value (per share)
Outstanding at January 1, 2010	42,241	$18.13
Awarded	15,843	$24.12
Vested	(14,920)	$20.28
Forfeited	(4,816)	$19.70
Outstanding at December 31, 2010	38,348	$19.55
Expected to vest at December 31, 2010	31,699

During the years 2008, 2009 and 2010, the aggregate intrinsic value of restricted stock units vested under our equity incentive plans was $55.4 million, $115.5 million and $362.8 million, respectively.
Nonvested Shares Activity
A summary of the status of and changes in nonvested shares granted under our equity incentive plans and assumed in acquisitions as of December 31, 2010 and changes during the year ended December 31, 2010 is presented below (in thousands, except per share amounts):

	Shares	Weighted Average Grant-Date Fair Value (per share)
Nonvested at January 1, 2010	92	$30.02
Granted	—	—
Vested	(82)	$28.66
Forfeited	—	—
Nonvested at December 31, 2010	10	$39.90

Note 18 - Income Taxes:
The components of pretax income in consolidated companies for the years ended December 31, 2008, 2009 and 2010 are as follows (in thousands):

	Year Ended December 31,
	2008	2009	2010
United States	$327,927	$148,773	$847,962
International	1,855,637	2,730,378	1,250,485
	$2,183,564	$2,879,151	$2,098,447

U.S pre-tax income for the year ended December 31, 2010 includes approximately $400.0 million relating to non-U.S. income recharacterized as U.S income due to the settlement of multiple uncertain tax positions for the years 2003 through 2006.

The provision for income taxes is comprised of the following (in thousands):

	Year Ended December 31,
	2008	2009	2010
Current:
Federal	$414,301	$507,411	$(130,962)
State and local	94,763	96,496	(13,356)
Foreign	101,662	64,960	92,209
	610,726	668,867	(52,109)
Deferred:
Federal	(148,094)	(160,811)	398,597
State and local	(21,109)	(20,179)	8,195
Foreign	(37,433)	2,177	(57,197)
	(206,636)	(178,813)	349,595
	$404,090	$490,054	$297,486
The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate of 35% for 2008, 2009 and 2010 to income before income taxes (in thousands):

	Year Ended December 31,
	2008	2009	2010
Provision at statutory rate	$764,248	$1,007,703	$734,456
Permanent differences:
Foreign income taxed at different rates	(519,203)	(475,967)	(441,044)
Gain on sale of Skype	—	(498,360)	—
Joltid settlement	—	120,339	—
Legal entity restructuring	—	184,410	(23,649)
Change in valuation allowance	48,614	58,670	1,407
Stock-based compensation	26,730	41,436	7,595
State taxes, net of federal benefit	54,356	49,606	31,003
Tax credits	(9,251)	(13,352)	(48,745)
Other	38,596	15,569	36,463
	$404,090	$490,054	$297,486

Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to be reversed. Significant deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2009	2010
Deferred tax assets:
Net operating loss and credits	$120,907	$90,390
Accruals and allowances	387,140	310,075
Stock-based compensation	211,260	117,021
Net unrealized losses	5,077	1,882
Net deferred tax assets	724,384	519,368
Valuation allowance	(68,746)	(42,740)
	655,638	476,628
Deferred tax liabilities:
Unremitted foreign earnings	—	(230,646)
Acquisition-related intangibles	(151,563)	(102,894)
Depreciation and amortization	(80,956)	(165,563)
Available-for-sale securities	(161,536)	(199,421)
Foreign statutory reserves	(17,613)	—
	(411,668)	(698,524)
	$243,970	$(221,896)
As of December 31, 2010, our federal, foreign and state net operating loss carryforwards, or NOLs, for income tax purposes were approximately $91.0 million, $138.1 million and $231.5 million, respectively. The federal and state net operating loss carryforwards are subject to various limitations under Section 382 of the Internal Revenue Code and applicable state tax law. If not utilized, the federal net operating loss carryforwards will begin to expire in 2021 and the state net operating loss carryforwards will begin to expire in 2011. As of December 31, 2010, our state tax credit carryforwards for income tax purposes were approximately $11.0 million. If not utilized, the state tax credit carryforwards will begin to expire in 2015. As of December 31, 2010, our federal capital loss carryover amounted to $65.4 million, which is subject to a full valuation allowance. If not utilized, the federal capital loss carryover will begin to expire in 2014.
At December 31, 2010 and 2009, we maintained a valuation allowance with respect to certain of our deferred tax assets relating primarily to operating losses in certain non-U.S. jurisdictions that we believe are not likely to be realized.
We have not provided for U.S. federal income and foreign withholding taxes on $8.3 billion of our non-U.S. subsidiaries' undistributed earnings as of December 31, 2010, because such earnings are intended to be indefinitely reinvested in our international operations. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits). It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.
The Company benefits from tax rulings concluded in several different jurisdictions, most significantly Singapore and Switzerland. These rulings provide for lower rates of taxation on certain classes of income and require various thresholds of investment and employment in those jurisdictions. These rulings resulted in a tax savings of $284 million and $300 million in 2010 and 2009, respectively, increasing earnings per share (diluted) by approximately $0.21 and $0.23 in 2010 and 2009, respectively. These tax rulings are in effect currently and expire over periods ranging from 2016 to the duration of business operations in the respective jurisdictions.

The following table reflects changes in the unrecognized tax benefits since January 1, 2009:

	2009	2010
	(in thousands)
Gross amounts of unrecognized tax benefits as the beginning of the period	$701,374	$838,616
Increases related to prior year tax provisions	26,247	33,904
Decreases related to prior year tax provision	—	(305,874)
Increases related to current year tax provisions	110,995	22,229
Settlements	—	(160,531)
Gross amounts of unrecognized tax benefits as of the end of the period	$838,616	$428,344
In the fourth quarter of 2010, we settled multiple uncertain tax positions. If the remaining balance of unrecognized tax benefits were realized in a future period, it would result in a tax benefit of $356.7 million. We have recorded $208.5 million of our liability for unrecognized tax benefits in accrued expenses and other current liabilities and the remaining amount is recorded as deferred and other tax liabilities, net in our consolidated balance sheet.
During all years presented, we recognized interest and penalties related to unrecognized tax benefits within the provision for income taxes on the consolidated statements of income. In 2010, we recognized a net expense of $19.5 million, including $17.7 million related to the settlement of multiple uncertain tax positions. The amount of interest and penalties accrued as of December 31, 2009 and 2010 was approximately $90.5 million and $92.3 million, respectively.
We are subject to taxation in the U.S. and various states and foreign jurisdictions. We are under examination by certain tax authorities for the 2003 to 2008 tax years. The material jurisdictions in which we are subject to potential examination by tax authorities for tax years after 2002 include, among others, the U.S. (Federal and California), France, Germany, Italy, Korea, Switzerland, Singapore and Canada. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations.
Although the timing of the resolution and/or closure on audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. However, given the number of years remaining subject to examination and the number of matters being examined, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.

Supplementary Data — Quarterly Financial Data — Unaudited
The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2010. This quarterly information has been prepared on the same basis as the Consolidated Financial Statements and includes all adjustments necessary to state fairly the information for the periods presented.
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

(1) The quarterly financial information for the quarter ended December 31, 2009 includes a $1.4 billion gain on the sale of Skype and a legal settlement of a lawsuit between Skype, Joltid and entities controlled by Joltid's founders, which resulted in a $343.2 million charge to general and administrative expenses. See “Note 4 - Skype Related Transactions” to the consolidated financial statements included in this report.

	Quarter Ended
	March 31	June 30	September 30	December 31
2010
Net revenues	$2,196,057	$2,215,379	$2,249,488	$2,495,350
Gross profit	$1,589,502	$1,600,008	$1,609,220	$1,792,877
Net income	$397,653	$412,192	$431,929	$559,187
Net income per share-basic	$0.31	$0.31	$0.33	$0.43
Net income per share-diluted	$0.30	$0.31	$0.33	$0.42
Weighted-average shares:
Basic	1,301,248	1,310,042	1,308,888	1,302,239
Diluted	1,326,021	1,329,618	1,328,415	1,325,659

eBay Inc.
FINANCIAL STATEMENT SCHEDULE
The Financial Statement Schedule II — VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Annual Report on Form 10-K.

	Balance at Beginning of Period	Charged/Credited to Net Income	Charged to Other Account	Charges Utilized/Write-offs	Balance at End of Period
	(in thousands)
Allowances for Doubtful Accounts and Authorized Credits
Year ended December 31, 2008	$96,217	$117,864	$—	$(109,195)	$104,886
Year Ended December 31, 2009	104,886	83,364	—	(85,421)	102,829
Year Ended December 31, 2010	$102,829	$64,944	$—	$(81,288)	$86,485

Allowance for Transaction, Loan and Interest Losses
Year ended December 31, 2008 (1)	$133,824	$231,207	$—	$(226,559)	$138,472
Year Ended December 31, 2009	138,472	300,128	—	(290,672)	147,928
Year Ended December 31, 2010	$147,928	$360,403	$—	$(371,298)	$137,033

Tax Valuation Allowance
Year ended December 31, 2008	$119,153	$48,614	$—	$—	$167,767
Year Ended December 31, 2009	167,767	58,670	(157,691)	—	68,746
Year Ended December 31, 2010	$68,746	$1,407	$—	(27,413)	$42,740
(1)    Included in the beginning balance is $45.5 million related to the Bill Me Later acquisition (acquired November 2008).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 28th day of January, 2011.

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

Principal Executive Officer:		Principal Financial Officer:

By:	/s/ John Donahoe	By:	/s/ Robert H. Swan
	John Donahoe		Robert H. Swan
	President, Chief Executive Officer and Director		Senior Vice President, Chief Financial Officer

Principal Accounting Officer:

		By:	/s/ Phillip P. DePaul
Phillip P. DePaul
Vice President, Chief Accounting Officer

Additional Directors

By:	/s/ Pierre M. Omidyar	By:	/s/ Fred D. Anderson
	Pierre M. Omidyar		Fred D. Anderson
	Founder, Chairman of the Board and Director		Director

By:	/s/ Marc Andreessen	By:	/s/ Edward W. Barnholt
	Marc Andreessen		Edward W. Barnholt
	Director		Director

By:	/s/ William C. Ford, Jr.	By:	/s/ Scott D. Cook
	William C. Ford, Jr.		Scott D. Cook
	Director		Director

By:	/s/ David M. Moffett	By:	/s/ Dawn G. Lepore
	David M. Moffett		Dawn G. Lepore
	Director		Director

By:	/s/ Thomas J. Tierney	By:	/s/ Richard T. Schlosberg, III
	Thomas J. Tierney		Richard T. Schlosberg, III
	Director		Director

Date: January 28, 2011

EXHIBIT INDEX

No.	Exhibit Description	Filed with this 10-K	Incorporated by Reference
			Form	File No.	Date Filed

2.01	Share Allocation and Tender Offer Agreement, dated as of April 16, 2009, by and among Registrant, eBay KTA (UK). Ltd. and Gmarket Inc.		8-K	000-24821	4/16/2009

2.02	Share Purchase Agreement, dated as of April 16, 2009, by and among Registrant, eBay KTA (UK). Ltd. and Gmarket Inc.		8-K	000-24821	4/16/2009

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
			8-K	000-24821	11/20/2009

3.01	Registrant's Amended and Restated Certificate of Incorporation.		10-Q	000-24821	7/27/2005

3.02	Registrant's Amended and Restated Bylaws.		8-K	000-24821	10/5/2010

4.01	Form of Specimen Certificate for Registrant's Common Stock.		S-1	333-59097	8/19/1998

4.02	Indenture dated as of October 28, 2010 between Registrant and Wells Fargo Bank, National Association, as trustee.		8-K	000-24821	10/28/2010

4.03	Supplemental Indenture dated as of October 28, 2010 between Registrant and Wells Fargo Bank, National Association, as trustee.		8-K	000-24821	10/28/2010

4.04	Forms of 0.875% Senior Note due 2013, 1.625% Senior Note due 2015 and 3.250% Senior Note due 2020		8-K	000-24821	10/28/2010

10.01+	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers.		S-1	333-59097	7/15/1998

10.02+	Registrant's 1998 Equity Incentive Plan, as amended.		10-K	000-24821	2/28/2007

10.03+	Form of Stock Bonus Agreement under Registrant's 1998 Equity Incentive Plan.		10-Q	000-24821	10/27/2004

10.04+	Form of Stock Option Agreement under Registrant's 1998 Equity Incentive Plan.		10-Q	000-24821	10/27/2004

10.05+	Form of Restricted Stock Unit Agreement (and Performance-Based Restricted Stock Unit Agreement) under Registrant's 1998 Equity Incentive Plan.		10-K	000-24821	2/28/2007

10.06+	Registrant's Amended and Restated 1998 Employee Stock Purchase Plan.		10-Q	000-24821	7/27/2007

10.07+	Registrant's 1998 Directors Stock Option Plan, as amended.		10-K	000-24821	2/28/2007

10.08+	Registrant's 1999 Global Equity Incentive Plan, as amended.		10-Q	000-24821	7/27/2007

No.	Exhibit Description	Filed with this 10-K	Incorporated by Reference
			Form	File No.	Date Filed

10.09+	Form of Stock Option Agreement under Registrant's 1999 Global Equity Incentive Plan.		10-Q	000-24821	10/27/2004

10.10+	Form of Restricted Stock Unit Agreement under Registrant's 1999 Global Equity Incentive Plan.		10-K	000-24821	2/28/2007

10.11+	Registrant's 2001 Equity Incentive Plan, as amended.		10-K	000-24821	2/28/2007

10.12+	Form of Stock Option Agreement under Registrant's 2001 Equity Incentive Plan.		10-Q	000-24821	10/27/2004

10.13+	Registrant's 2003 Deferred Stock Unit Plan, as amended.		10-K	000-24821	2/28/2007

10.14+	Form of 2003 Deferred Stock Unit Plan Electing Director Award Agreement, as amended.		10-Q	000-24821	4/25/2006

10.15+	Form of 2003 Deferred Stock Unit Plan New Director Award Agreement, as amended.		10-Q	000-24821	4/25/2006

10.16+	Form of 2003 Deferred Stock Unit Plan Restricted Stock Unit Grant Notice and Agreement		10-Q/A	000-24821	4/24/2008

10.17+	Registrant's 2008 Equity Incentive Award Plan, as amended and restated		10-Q	000-24821	7/23/2010

10.18+
Amendment to the Registrant's 2008 Equity Incentive Award Plan, Registrant's 2001 Equity Incentive Plan, Registrant's 1999 Global Equity Incentive Plan, Registrant's 1998 Equity Incentive Plan and Shopping.com Ltd. 2004 Equity Incentive Plan.
			10-Q	000-24821	7/29/2009

10.19+	Form of Restricted Stock Unit Agreement (and Performance-Based Restricted Stock Unit Agreement) under Registrant's 2008 Equity Incentive Award Plan.		8-K	000-24821	6/25/2008

10.20+	eBay Incentive Plan.		10-Q	000-24821	7/27/2005

10.21+	eBay Inc. Deferred Compensation Plan.		8-K	000-24821	12/20/2007

10.22+	Employment Letter Agreement dated March 31, 2008, between John Donahoe and Registrant		10-Q/A	000-24821	4/24/2008

10.23+	Letter Agreement dated September 30, 2008 between Robert Swan and Registrant.		10-Q	000-24821	10/23/2008

10.24	Credit Agreement, dated as of November 7, 2006, by and among Registrant, Bank of America, N.A., as Administrative Agent, and the other lenders named from time to time therein.		8-K	000-24821	11/13/2006

10.25	Amendment Agreement dated as of August 2, 2007, by and among Registrant, Bank of America, N.A., as Administrative Agent, and other lenders named from time to time therein.		8-K	000-24821	8/3/2007

No.	Exhibit Description	Filed with this 10-K	Incorporated by Reference
			Form	File No.	Date Filed

10.26	Second Amendment Agreement dated September 5, 2008, by and among Registrant, Bank of America, N.A., as Administrative Agent, and other lenders named from time to time therein.		10-Q	000-24821	10/23/2008

10.27	Fourth Amendment Agreement dated October 20, 2010, by and among Registrant, Bank of America, N.A., as Administrative Agent, and other lenders named from time to time therein.		10-Q	000-24821	10/21/2010

10.28+	Separation Agreement dated October 20, 2010 between Lorrie Norrington and Registrant.		10-Q	000-24821	10/23/2010

12.01	Statement regarding computation of ratio of earnings to fixed charges.	X

21.01	List of Subsidiaries.	X

23.01	PricewaterhouseCoopers LLP consent.	X

24.01	Power of Attorney (see signature page).	X

31.01	Certification of Registrant's Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.02	Certification of Registrant's Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.01	Certification of Registrant's Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.02	Certification of Registrant's Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS**	XBRL Instance Document	X

101.SCH**	XBRL Taxonomy Extension Schema Document	X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	X
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