Form 10-Q
period 2011-03-31
EBAY INC
filed 2011-04-29
CIK 1065088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 25, 2011, there were 1,297,898,817 shares of the registrant's common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PART I: FINANCIAL INFORMATION
Item 1:    Financial Statements
eBay Inc.
CONDENSED CONSOLIDATED BALANCE SHEET

	December 31, 2010	March 31, 2011
	(In thousands, except par value amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,577,411	$5,464,582
Short-term investments	1,045,403	1,300,026
Accounts receivable, net	454,366	447,810
Loans and interest receivable, net	956,189	952,615
Funds receivable and customer accounts	2,550,731	2,746,079
Other current assets	481,238	603,716
Total current assets	11,065,338	11,514,828
Long-term investments	2,492,012	2,715,363
Property and equipment, net	1,523,333	1,547,943
Goodwill	6,193,163	6,445,103
Intangible assets, net	540,711	582,372
Other assets	189,205	199,251
Total assets	$22,003,762	$23,004,860
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short term debt	$300,000	$300,000
Accounts payable	184,963	152,023
Funds payable and amounts due to customers	2,550,731	2,746,079
Accrued expenses and other current liabilities	1,343,888	1,424,343
Deferred revenue	96,464	101,689
Income taxes payable	40,468	39,415
Total current liabilities	4,516,514	4,763,549
Deferred and other tax liabilities, net	645,457	752,597
Long term debt	1,494,227	1,494,482
Other liabilities	45,385	49,819
Total liabilities	6,701,583	7,060,447
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock, $0.001 par value; 3,580,000 shares authorized; 1,297,710 and 1,297,655 shares outstanding	1,513	1,524
Additional paid-in capital	10,480,709	10,616,354
Treasury stock at cost, 215,082 and 226,087 shares	(6,091,435)	(6,447,978)
Retained earnings	10,160,078	10,635,943
Accumulated other comprehensive income	751,314	1,138,570
Total stockholders' equity	15,302,179	15,944,413
Total liabilities and stockholders' equity	$22,003,762	$23,004,860

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended March 31,
	2010	2011
	(In thousands, except per share amounts)
	(Unaudited)
Net revenues	$2,196,057	$2,545,609
Cost of net revenues	606,555	728,978
Gross profit	1,589,502	1,816,631
Operating expenses:
Sales and marketing	446,161	532,679
Product development	210,139	274,782
General and administrative	276,743	293,478
Provision for transaction and loan losses	106,029	107,091
Amortization of acquired intangible assets	53,252	44,096
Restructuring	8,569	(149)
Total operating expenses	1,100,893	1,251,977
Income from operations	488,609	564,654
Interest and other income (expense), net	6,046	3,692
Income before income taxes	494,655	568,346
Provision for income taxes	(97,002)	(92,481)
Net income	$397,653	$475,865
Net income per share:
Basic	$0.31	$0.37
Diluted	$0.30	$0.36
Weighted average shares:
Basic	1,301,248	1,297,278
Diluted	1,326,021	1,320,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2010	2011
	(In thousands)
	(Unaudited)
Net income	$397,653	$475,865
Other comprehensive income (loss):
Foreign currency translation	(154,715)	354,021
Unrealized gains (losses) on investments, net	(27,887)	121,874
Unrealized gains (losses) on hedging activities	28,123	(43,537)
Tax benefit (provision) on above items	10,875	(45,102)
Net change in accumulated other comprehensive income (loss)	(143,604)	387,256
Comprehensive income (loss)	$254,049	$863,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2010	2011
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$397,653	$475,865
Adjustments:
Provision for transaction and loan losses	106,029	107,091
Depreciation and amortization	188,022	193,089
Stock-based compensation	102,069	118,857
Changes in assets and liabilities, net of acquisition effects	(375,511)	(195,292)
Net cash provided by operating activities	418,262	699,610
Cash flows from investing activities:
Purchases of property and equipment, net	(152,256)	(148,568)
Changes in principal loans receivable, net	15,650	(3,816)
Purchases of investments	(944,393)	(484,951)
Maturities and sales of investments	259,446	230,358
Acquisitions, net of cash acquired	—	(190,537)
Repayment of Skype note receivable	125,000	—
Other	(4,416)	941
Net cash used in investing activities	(700,969)	(596,573)
Cash flows from financing activities:
Proceeds from issuance of common stock	42,117	72,742
Repurchases of common stock	—	(356,543)
Excess tax benefits from stock-based compensation	20,993	53,905
Tax withholdings related to net share settlements of restricted stock awards and units	(70,500)	(108,696)
Funds receivable and customer accounts	(157,215)	(195,348)
Funds payable and amounts due to customers	157,215	195,348
Net cash used in financing activities	(7,390)	(338,592)
Effect of exchange rate changes on cash and cash equivalents	(116,718)	122,726
Net decrease in cash and cash equivalents	(406,815)	(112,829)
Cash and cash equivalents at beginning of period	3,999,818	5,577,411
Cash and cash equivalents at end of period	$3,593,003	$5,464,582
Supplemental cash flow disclosures:
Cash paid for income taxes	$311,442	$23,655

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

We currently have two business segments: Marketplaces and Payments. Our Marketplaces segment provides the infrastructure to enable global online commerce on a variety of platforms, including the eBay.com platform and its localized counterparts and our other online platforms, such as our online classifieds businesses (including our apartment listing service platform, Rent.com), our secondary tickets marketplace (StubHub), our online shopping comparison website (Shopping.com), and our fixed price media marketplace (Half.com). Our Payments segment is comprised of our online payment solutions PayPal and Bill Me Later.

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

application of the treasury stock method. The calculation of diluted net income per share excludes all anti-dilutive shares. The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended March 31,
	2010	2011
	(In thousands, except per share amounts)
Numerator:
Net income	$397,653	$475,865
Denominator:
Weighted average common shares - basic	1,301,248	1,297,278
Dilutive effect of equity incentive plans	24,773	22,873
Weighted average common shares - diluted	1,326,021	1,320,151
Net income per share:
Basic	$0.31	$0.37
Diluted	$0.30	$0.36
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	31,039	17,873

Note 3 - Business Combinations:
During the three months ended March 31, 2011, we completed the acquisition of brands4friends, Germany's largest online shopping club for fashion and lifestyle, for aggregate purchase consideration of approximately $193.2 million, consisting primarily of cash. This company is included in our Marketplaces segment. Allocation of the purchase consideration resulted in net tangible liabilities of $33.1 million, purchased intangible assets of $76.1 million and goodwill of $150.2 million. The allocation of the purchase price for this acquisition has been prepared on a preliminary basis and changes to that allocation may occur as additional information becomes available. The consolidated financial statements include the operating results of brands4friends from the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to our financial results.
Additionally, on March 28, 2011, we announced our agreement to acquire GSI Commerce, Inc. ("GSI"), a leading provider of ecommerce and interactive marketing services, for $29.25 a share, or total consideration of approximately $2.4 billion. This acquisition will be financed with cash and debt and is expected to close in the third quarter of 2011. As part of the acquisition, we plan to divest 100 percent of GSI's licensed sports merchandise business and 70 percent of GSI's ShopRunner and Rue La La businesses. These assets will be sold to a newly formed holding company, which will be led by GSI founder and CEO Michael Rubin, funded in part by a loan receivable totaling $467.0 million and bearing interest at an annual rate equal to 3-month LIBOR plus 1.10%. The acquisition is subject to customary closing conditions, including the receipt and timing of regulatory approval for the transaction and the approval of GSI's stockholders.

Note 4 — Goodwill and Intangible Assets

Goodwill

The following table presents goodwill balances and adjustments to those balances for each of our reportable segments during the three months ended March 31, 2011:

	December 31, 2010	Goodwill Acquired	Adjustments	March 31, 2011
	(In thousands)
Reportable segments:
Marketplaces	$4,071,772	$150,239	$102,037	$4,324,048
Payments	2,148,752	—	(337)	2,148,415
	$6,220,524	$150,239	$101,700	$6,472,463

Investments accounted for under the equity method of accounting are classified on our balance sheet as long-term investments. Such investment balances include any related goodwill. As of December 31, 2010 and March 31, 2011, the goodwill related to our equity investments, included above, was approximately $27.4 million.

The adjustments to goodwill during the three months ended March 31, 2011 were due primarily to foreign currency translation.

Intangible Assets

The components of identifiable intangible assets are as follows:

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	December 31, 2010				March 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
	(In thousands, except years)
Intangible assets:
Customer lists and user base	$831,806	$(625,126)	$206,680	6	$879,488	$(654,275)	$225,213	6
Trademarks and trade names	632,899	(381,456)	251,443	5	690,974	(411,277)	279,697	5
Developed technologies	231,312	(192,421)	38,891	3	236,209	(202,817)	33,392	3
All other	156,306	(112,609)	43,697	4	162,795	(118,725)	44,070	4
	$1,852,323	$(1,311,612)	$540,711		$1,969,466	$(1,387,094)	$582,372

Aggregate amortization expense for intangible assets was $71.5 million and $57.3 million for the three months ended March 31, 2010 and 2011, respectively.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 5 — Segments

Operating segments are based upon our internal organization structure, the manner in which our operations are managed and the availability of separate financial information. We have two operating segments: Marketplaces and Payments.

The following tables summarize the financial performance of our operating segments:

	Three Months Ended March 31, 2010
	Marketplaces	Payments	Consolidated
	(In thousands)
Net transaction revenues	$1,172,939	$766,572	$1,939,511
Marketing services and other revenues	213,856	42,690	256,546
Net revenues from external customers	1,386,795	809,262	2,196,057
Direct costs	803,964	626,685	1,430,649
Direct contribution	$582,831	$182,577	765,408
Operating expenses and indirect costs of net revenues			276,799
Income from operations			488,609
Interest and other income (expense), net			6,046
Income before income taxes			$494,655

	Three Months Ended March 31, 2011
	Marketplaces	Payments	Consolidated
	(In thousands)
Net transaction revenues	$1,284,755	$942,709	$2,227,464
Marketing services and other revenues	268,507	49,638	318,145
Net revenues from external customers	1,553,262	992,347	2,545,609
Direct costs	923,790	771,302	1,695,092
Direct contribution	$629,472	$221,045	850,517
Operating expenses and indirect costs of net revenues			285,863
Income from operations			564,654
Interest and other income (expense), net			3,692
Income before income taxes			$568,346

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 6 — Fair Value Measurement of Assets and Liabilities

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and March 31, 2011:

Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In thousands)
Assets:
Cash and cash equivalents	$5,577,411	$5,577,411	$—
Short-term investments:
Restricted cash	20,351	20,351	—
Corporate debt securities	372,225	—	372,225
Government and agency securities	66,534	—	66,534
Time deposits	44,772	—	44,772
Equity instruments	541,521	541,521	—
Total short-term investments	1,045,403	561,872	483,531
Derivatives	37,196	—	37,196
Long-term investments:
Restricted cash	1,332	1,332	—
Corporate debt securities	1,605,770	—	1,605,770
Government and agency securities	150,966	—	150,966
Time deposits and other	4,541	—	4,541
Total long-term investments	1,762,609	1,332	1,761,277
Total financial assets	$8,422,619	$6,140,615	$2,282,004

Liabilities:
Derivatives	$4,963	$—	$4,963

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Description	Balance as of March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In thousands)
Assets:
Cash and cash equivalents	$5,464,582	$5,464,582	$—
Short-term investments:
Restricted cash	24,159	24,159	—
Corporate debt securities	396,595	—	396,595
Government and agency securities	89,524	—	89,524
Time deposits	126,418	—	126,418
Equity instruments	663,330	663,330	—
Total short-term investments	1,300,026	687,489	612,537
Derivatives	15,665	—	15,665
Long-term investments:
Restricted cash	2,235	2,235	—
Corporate debt securities	1,911,448	—	1,911,448
Government and agency securities	67,845	—	67,845
Time deposits and other	5,436	—	5,436
Total long-term investments	1,986,964	2,235	1,984,729
Total financial assets	$8,767,237	$6,154,306	$2,612,931

Liabilities:
Derivatives	$31,093	$—	$31,093

Our financial assets and liabilities are valued using market prices on both active markets (level 1) and less active markets (level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments. As of December 31, 2010 and March 31, 2011, we did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (level 3). Our derivative instruments are valued using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as equity prices, interest rate yield curves, option volatility and currency rates. Our derivative instruments are short-term in nature, typically one month to one year in duration. Cash and cash equivalents are short-term, highly liquid investments with original or remaining maturities of three months or less when purchased and are mainly comprised of bank deposits and money market funds.

In addition to the long-term investments noted above, we had approximately $729.4 million and $728.4 million of cost and equity method investments included in long-term investments on our condensed consolidated balance sheet at December 31, 2010 and March 31, 2011, respectively.

In Europe, we have two cash pooling arrangements with a financial institution for cash management purposes. These arrangements allow for cash withdrawals from this financial institution based upon our aggregate operating cash balances held in Europe within the same financial institution (“Aggregate Cash Deposits”). These arrangements also allow us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income. As of March 31, 2011, we had a total of $3.6 billion in cash withdrawals offsetting our $3.6 billion in Aggregate Cash Deposits held within the same financial institution under these cash pooling arrangements.

Other financial instruments, including accounts receivable, loans and interest receivable, funds receivable, customer accounts, commercial paper, accounts payable, funds payable and amounts due to customers are carried at cost, which approximates their fair value because of the short-term nature of these instruments. Funds receivable include receivables from promotional credit products offered to certain customers that settle within 12 months ($135.0 million as of March 31, 2011).

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 7 — Derivative Instruments

Fair Value of Derivative Contracts

The fair value of our outstanding derivative instruments was as follows:

	Derivative Assets Reported in Other Current Assets		Derivative Liabilities Reported in Other Current Liabilities
	December 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011
	(In thousands)
Foreign exchange contracts designated as cash flow hedges	$35,853	$773	$4,162	$17,430
Foreign exchange contracts not designated as hedging instruments	1,343	14,892	801	13,663
Total fair value of derivative instruments	$37,196	$15,665	$4,963	$31,093

Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following table summarizes the activity of derivative contracts that qualify for hedge accounting as of December 31, 2010 and March 31, 2011, and the impact of designated derivative contracts on accumulated other comprehensive income for the three months ended March 31, 2011:

	December 31, 2010	Amount of gain (loss) recognized in other comprehensive income (effective portion)	Amount of gain (loss) reclassified from accumulated other comprehensive income to income (effective portion)	March 31, 2011
	(In thousands)
Foreign exchange contracts designated as cash flow hedges	$13,560	$(42,789)	$748	$(29,977)

Effect of Derivative Contracts on Condensed Consolidated Statement of Income

The following table provides the location in our financial statements of the recognized gains or losses related to our derivative instruments:

	Three Months Ended March 31,
	2010	2011
	(In thousands)
Foreign exchange contracts designated as cash flow hedges recognized in net revenues	$(2,574)	$(6,481)
Foreign exchange contracts not designated as hedging instruments recognized in interest and other income (expense), net	377	(6,737)
Total gain (loss) recognized from derivative contracts in the condensed consolidated statement of income	$(2,197)	$(13,218)

Note 8 - Debt:
The following table summarizes the carrying value of our outstanding debt (in thousands):

Long-Term Debt
Senior Notes	Coupon Rate	December 31, 2010	Effective Interest Rate	March 31, 2011	Effective Interest Rate
Senior notes due 2013	0.875%	$399,220	0.946%	$399,290	0.946%
Senior notes due 2015	1.625%	597,857	1.703%	597,969	1.703%
Senior notes due 2020	3.250%	497,150	3.319%	497,223	3.319%
Total long-term debt		$1,494,227		$1,494,482

Short-Term Debt
Commercial paper		$300,000		$300,000
Total Debt		$1,794,227		1,794,482
Long-Term Debt
The effective rates for the fixed-rate debt include the interest on the notes and the accretion of the discount. Interest on these notes is payable semiannually on April 15 and October 15. Interest expense associated with these notes including amortization of debt issuance costs during the three months ended March 31, 2011 was approximately $8.0 million. At March 31, 2011, the estimated fair value of all notes included in long-term debt was approximately $1.4 billion based on market prices on active markets (Level 1).
Short-Term Debt
Commercial Paper
We implemented a $1.0 billion commercial paper program pursuant to which we may issue commercial paper notes with maturities of up to 397 days from the date of issue. As of March 31, 2011, the weighted average interest rate on our outstanding commercial paper notes was 0.20%, and the weighted average remaining term of our commercial paper notes was 20 days.
Credit Agreement
As of March 31, 2011, no borrowings or letters of credit were outstanding under our $1.8 billion credit agreement. As described above, we have a $1.0 billion commercial paper program and maintain $1.0 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due. As a result, at March 31, 2011, $0.8 billion of borrowing capacity was available for other purposes permitted by the credit agreement.
As of March 31, 2011, we were in compliance with all covenants related to our debt.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 9 — Commitments and Contingencies

Commitments

 As of March 31, 2011, approximately $7.5 billion of unused credit was available to Bill Me Later accountholders. The individual lines of credit that make up this unused credit are subject to periodic review and termination by the chartered financial institution that is the issuer of Bill Me Later credit products based on, among other things, account usage and customer creditworthiness. Currently, when a consumer makes a purchase using a Bill Me Later credit product issued by a chartered financial institution, the chartered financial institution extends credit to the consumer, funds the extension of credit at the point of sale and advances funds to the merchant. We subsequently purchase the receivables related to the consumer loans extended by the chartered financial institution and, as a result of the purchase, bear the risk of loss in the event of loan defaults. Although the chartered financial institution continues to own each customer account, we own the related receivable, and Bill Me Later is responsible for all servicing functions related to the account.

Litigation and Other Legal Matters

In August 2006, Louis Vuitton Malletier and Christian Dior Couture filed two lawsuits in the Paris Court of Commerce

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
In March 2007, a plaintiff filed a purported antitrust class action lawsuit against eBay in the Western District of Texas alleging that eBay and its wholly owned subsidiary PayPal “monopolized” markets through various anticompetitive acts and tying arrangements. The plaintiff alleged claims under sections 1 and 2 of the Sherman Act, as well as related state law claims. In April 2007, the plaintiff re-filed the complaint in the U.S. District Court for the Northern District of California (No. 07-CV-01882-RS), and dismissed the Texas action. The complaint seeks treble damages and an injunction. In 2007, the case was consolidated with other similar lawsuits (No. 07-CV-01882JF). In June 2007, we filed a motion to dismiss the complaint. In March 2008, the court granted the motion to dismiss the tying claims with leave to amend and denied the motion with respect to the monopolization claims. Plaintiffs subsequently decided not to refile the tying claims. The plaintiffs' motion on class certification and our motion for summary judgment were heard by the court in December 2009. In March 2010, the District Court granted our motion for summary judgment, denied plaintiffs' motion for class certification as moot, and entered judgment in our favor. Plaintiffs have appealed the District Court's decision, the matter is fully briefed and oral argument was presented in April 2011 before the Ninth Circuit Court of Appeals. We intend to continue to vigorously oppose plaintiffs' appeal.

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

Off-Balance Sheet Arrangements

Based on differences in regulatory requirements and commercial law in the jurisdictions where PayPal operates, PayPal holds customer balances either as direct claims against PayPal or as an agent or custodian on behalf of PayPal's customers. Customer funds held by PayPal as an agent or custodian on behalf of our customers are not reflected in our condensed consolidated balance sheet. These funds include funds held on behalf of U.S. customers that are deposited in bank accounts insured by the Federal Deposit Insurance Corporation (subject to applicable limits) and funds that U.S. customers choose to invest in The PayPal Money Market Fund, which totaled approximately $3.1 billion and $2.7 billion as of March 31, 2011 and December 31, 2010, respectively. The PayPal Money Market Fund is invested in a portfolio managed by BlackRock Fund Advisors.

Note 10 — Stock Repurchase Programs

In September 2010, our Board authorized a stock repurchase program that provides for the repurchase of up to $2.0 billion of our common stock, with no expiration from the date of authorization, for the purpose of offsetting the impact of dilution from our equity compensation programs. The stock repurchase activity under this stock repurchase program during the first three months of 2011 is summarized as follows (in thousands, except per share amounts):

	Shares Repurchased	Average Price per Share	Value of Shares Repurchased	Remaining Amount Authorized
Balance at January 1, 2011	1,880	$29.94	$56,293	$1,943,707
Repurchase of common stock	11,000	32.38	356,194	(356,194)
Balance at March 31, 2011	12,880	$32.03	$412,487	$1,587,513

These repurchased shares were recorded as treasury stock and were accounted for under the cost method. No repurchased shares have been retired.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 11 — Stock-Based Plans

Stock Option Activity

The following table summarizes stock option activity for the three-month period ended March 31, 2011:

Shares
(In thousands)
Outstanding at January 1, 2011	43,907
Granted	5,752
Exercised	(3,595)
Forfeited/expired/cancelled	(758)
Outstanding at March 31, 2011	45,306

The weighted average exercise price of stock options granted during the period was $32.27 per share and the related weighted average grant date fair value was $9.87 per share.

Restricted Stock Unit Activity

The following table summarizes restricted stock unit ("RSU") activity for the three-month period ended March 31, 2011:

Units
(In thousands)
Outstanding at January 1, 2011	38,348
Awarded	12,312
Vested	(10,732)
Forfeited	(1,171)
Outstanding at March 31, 2011	38,757

The weighted average grant date fair value for RSUs awarded during the period was $32.18 per share.

Nonvested Share Activity

There was no material activity related to our nonvested shares for the three-month period ended March 31, 2011.

 Stock-based Compensation Expense

The impact on our results of operations of recording stock-based compensation expense for the three months ended March 31, 2010 and 2011 was as follows:

	Three Months Ended March 31,
	2010	2011
	(In thousands)
Cost of net revenues	$13,034	$14,094
Sales and marketing	28,491	34,622
Product development	27,164	31,485
General and administrative	33,380	38,656
Total stock-based compensation expense	$102,069	$118,857
Capitalized in product development	$2,370	$3,414

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Valuation Assumptions

We calculated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the three months ended March 31, 2010 and 2011:

	Three Months Ended March 31,
	2010	2011
Risk-free interest rate	1.5%	1.25%
Expected life (in years)	3.4	3.8
Dividend yield	—%	—%
Expected volatility	36%	38%

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

Note 12 — Restructuring

2009 Customer Service Consolidation

In 2009, we began the consolidation of certain customer service facilities in North America and Europe to streamline our operations and deliver better and more efficient customer support to our users. The consolidation impacted approximately 1,000 employees. We have completed this consolidation and have incurred aggregate costs of approximately $47.3 million, primarily related to employee severance and benefits.

The following table summarizes by segment the restructuring costs recognized during the three months ended March 31, 2010 and 2011:

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2011
	Employee Severance and Benefits	Facilities	Total	Employee Severance and Benefits	Facilities	Total
	(In thousands)
Marketplaces	$8,531	$38	$8,569	$323	$(472)	$(149)

The following table summarizes the restructuring reserve activity during the three months ended March 31, 2011:

	Employee Severance and Benefits	Facilities	Total
	(In thousands)
Accrued liability as of January 1, 2011	$2,425	$3,559	$5,984
Charges (benefit)	323	(472)	(149)
Payments	(1,713)	(493)	(2,206)
Adjustments	22	459	481
Accrued liability as of March 31, 2011	$1,057	$3,053	$4,110

In the table above, adjustments primarily reflect the impact of foreign currency translation.

Note 13 — Income Taxes

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table reflects changes in unrecognized tax benefits for the three-month period ended March 31, 2011:

(In thousands)
Gross amounts of unrecognized tax benefits as of January 1, 2011	$428,344
Decreases related to prior period tax positions	(958)
Increases related to current period tax positions	3,980
Gross amounts of unrecognized tax benefits as of March 31, 2011	$431,366

As of December 31, 2010 and March 31, 2011, our liabilities for unrecognized tax benefits were included in deferred and other tax liabilities, net. The total liabilities for unrecognized tax benefits and the increase in these liabilities in 2011 relate primarily to the allocations of revenue and costs among our global operations.

We recognize interest and/or penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties accrued as of December 31, 2010 and March 31, 2011 was approximately $92.3 million and $101.8 million, respectively.

We are subject to both direct and indirect taxation in the U.S. and various states and foreign jurisdictions. We are under examination by certain tax authorities for the 2003 to 2008 tax years. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations. The material jurisdictions where we are subject to potential examination by tax authorities for tax years after 2002 include, among others, the U.S. (Federal and California), France, Germany, Italy, Korea, Israel, Switzerland, Singapore and Canada. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations.

Although the timing of the resolution and/or closure of audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. However, given the number of years remaining subject to examination and the number of matters being examined, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.

During the quarter ended March 31, 2011, we provided for U.S. income and foreign withholding taxes on approximately 15% of our non-U.S. subsidiaries' undistributed earnings. The remaining portion of our non-U.S. subsidiaries undistributed earnings are intended to be indefinitely reinvested in our international operations. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes (subject to adjustments for foreign tax credits). It is not practicable to determine the income tax liability that might be incurred if the indefinitely reinvested earnings were to be distributed.

Note 14 - Loans and Interest Receivable, Net
Loans and interest receivable represent purchased consumer receivables arising from loans made by a partner chartered financial institution to individual consumers in the U.S. to purchase goods and services through our Bill Me Later merchant network. Loans and interest receivable are reported at their outstanding principal balances, including unamortized deferred origination costs and net of allowance, and include the estimated collectible interest and fees. We use a consumer's FICO score, among other measures, in evaluating the credit quality of our consumer receivables. A FICO score is a type of credit score that lenders use to assess an applicant's credit risk and whether to extend credit. Individual FICO scores are obtained each quarter the consumer has a loan receivable owned by Bill Me Later outstanding. The weighted average consumer FICO score related to our loans and interest receivable balance outstanding at March 31, 2011 was 693. As of December 31, 2010 and March 31, 2011, approximately 63.6% and 59.9%, respectively, of our loans and interest receivable balance was due from consumers with FICO scores greater than 680, which is generally considered "prime" by the consumer credit industry.
The following table summarizes the activity in the allowance for loans and interest receivable (in thousands):

Three Months Ended
March 31, 2011
Balance at beginning of period	$42,340
Charge-offs	(19,054)
Recoveries	1,922
Provision	15,314
Balance at end of period	$40,522

The allowance for loans and interest receivable represents management's estimate of probable losses inherent in our Bill Me Later portfolio of receivables from loans. Management's evaluation of probable losses is subject to numerous estimates and judgment, primarily forecasted principal balance delinquency rates ("roll rates"). Roll rates are the percentage of balances that we estimate will migrate from one stage of delinquency to the next based on our historical experience, as well as external factors such as estimated bankruptcies and levels of unemployment. The roll rates are applied to principal balances for each stage of delinquency, from current to 180 days past due, in order to estimate the principal loans that are probable to be charged off by the end of 180 days.

We charge off loans and interest receivable in the month in which the customer balance becomes 180 days past due. Bankrupt accounts are charged off within 60 days of receiving notification of customer bankruptcy from the courts. Past due loans receivable continue to accrue interest until such time as they are charged-off, though portions of the interest are reserved. As of March 31, 2011, approximately 92% of our loans and interest receivable portfolio were current.

Item 2:    Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions (such as those relating to future business or financial results, new features or services, or management strategies). You can identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Part II — Item 1A: Risk Factors” of this Quarterly Report on Form 10-Q as well as in our condensed consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or the SEC. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

You should read the following Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report.

Overview

We have two business segments: Marketplaces and Payments. Our Marketplaces segment provides the infrastructure to enable global online commerce on a variety of platforms, including the eBay.com platform and its localized counterparts and our other online platforms, such as our online classifieds businesses (including our apartment listing service platform, Rent.com), our secondary tickets marketplace (StubHub), our online shopping comparison website (Shopping.com), and our fixed price media marketplace (Half.com). Our Payments segment is comprised of our online payment solutions PayPal and Bill Me Later (BML).

Net revenues for the three months ended March 31, 2011 increased 16% to $2.5 billion, compared to the same period of the prior year, driven primarily by a 38% increase in PayPal Merchant Services net total payment volume (TPV) and a 8% increase in Marketplaces gross merchandise volume (GMV) excluding vehicles. For the three months ended March 31, 2011, our operating margin remained flat at 22%, the same as in the comparable period of the prior year. Our Payments segment margin for the three months ended March 31, 2011 was consistent with the comparable period of the prior year, as a stable transaction margin and operating leverage was partially offset by investments in digital goods, platform, mobile and user experience. Our Marketplaces segment margin for the three months ended March 31, 2011 decreased 1.5 percentage points compared to the same period of the prior year due primarily to the impact of acquisitions. For the three months ended March 31, 2011, our diluted earnings per share increased to $0.36, a $0.06 increase compared to the same period of the prior year, driven primarily by an increase in revenue and a lower effective tax rate. For the three months ended March 31, 2011, we generated cash flow from operations of approximately $699.6 million, compared to $418.3 million for the same period of the prior year. The increase in operating cash flow was due primarily to cash paid for taxes of $311.4 million in the first quarter of 2010, primarily related to a legal entity restructuring completed in the fourth quarter of 2009, compared to $23.7 million paid for taxes in the first quarter of 2011.

Some key operating metrics that members of our senior management regularly review to evaluate our financial results include net promoter score (NPS), market share, GMV, GMV excluding vehicles, number of sold items, net TPV, net number of payments, free cash flow (which we define as net cash provided by operating activities less purchases of property and equipment, net), and revenue excluding acquisitions and foreign currency impact.

Outlook

We expect growth in the second quarter of 2011 to be led by continued strength in our Payments business, driven by year-over-year growth in net TPV as we execute against our long-term growth strategies and priorities. For the second quarter of 2011, we expect our Marketplaces business to continue its momentum from strength in the U.S. We expect to continue to realize solid operating leverage which we plan to reinvest in the business to position us for future growth in commerce and payments.

Results of Operations

Summary of Net Revenues

We generate two types of net revenues: net transaction revenues and marketing services and other revenues. Our net transaction revenues are derived principally from listing fees and final value fees (which are fees payable on transactions completed on our Marketplaces trading platforms), and fees paid by merchants for payment processing services. Our marketing services revenues are derived principally from the sale of advertisements, revenue sharing arrangements, classifieds fees and lead referral fees. Other revenues are derived principally from interest earned on certain PayPal customer account balances, interest and fees earned on the Bill Me Later portfolio of receivables from loans and from contractual arrangements with third parties that provide services to our users.

We generate the majority of our revenue internationally. Accordingly, fluctuations in foreign currency exchange rates impact our results of operations. We have a foreign exchange risk management program that is designed to reduce our exposure to fluctuations in foreign currencies; however, the effectiveness of this program in mitigating the impact of foreign currency fluctuations on our results of operations varies from period to period, and in any given period, our operating results are usually affected, sometimes significantly, by changes in currency exchange rates. Fluctuations in exchange rates also directly affect our cross border revenue. We calculate the year-over-year impact of foreign currency movements on our business using prior period foreign currency rates applied to current year transactional currency amounts.

For the three months ended March 31, 2011, foreign currency movements relative to the U.S. dollar positively impacted net revenues by approximately $12.5 million (net of the $6.5 million negative impact from hedging activities relating to PayPal's net revenue) compared to the same period of the prior year. On a business segment basis for the three months ended March 31, 2011, foreign currency movements relative to the U.S. dollar positively impacted Marketplaces net revenues by approximately $13.2 million compared to the same period of the prior year and negatively impacted Payments net revenues by approximately $0.7 million compared to the same period of the prior year (including the impact of hedging activities, noted above).

The following table sets forth the breakdown of net revenues by type, segment and geography for the periods presented. In addition, we have provided a table of certain key operating metrics that we believe are significant factors affecting our net revenues.

	Three Months Ended March 31,		Percent
	2010	2011	Change
	(In thousands, except percentage changes)
Net Revenues by Type:
Net transaction revenues
Marketplaces	$1,172,939	$1,284,755	10%
Payments	766,572	942,709	23%
Total net transaction revenues	1,939,511	2,227,464	15%
Marketing services and other revenues
Marketplaces	213,856	268,507	26%
Payments	42,690	49,638	16%
Total marketing services and other revenues	256,546	318,145	24%
Total net revenues	$2,196,057	$2,545,609	16%
Net Revenues by Segment:
Marketplaces	$1,386,795	$1,553,262	12%
Payments	809,262	992,347	23%
Total net revenues	$2,196,057	$2,545,609	16%
Net Revenues by Geography:
U.S.	$1,004,211	$1,141,051	14%
International	1,191,846	1,404,558	18%
Total net revenues	$2,196,057	$2,545,609	16%

Revenues are attributed to U.S. and international geographies based primarily upon the country in which the seller, payment recipient, customer, website that displays advertising, or other service provider, as the case may be, is located.

	Three Months Ended March 31,		Percent
	2010	2011	Change
	(In millions, except percentage changes)
Supplemental Operating Data:
Marketplaces Segment: (1)
GMV excluding vehicles (2)	$13,371	$14,496	8%
GMV vehicles only (3)	2,021	2,050	1%
Total GMV (4)	$15,392	$16,546	7%
Payments Segment:
Net TPV (5)	$21,342	$27,362	28%

(1)	eBay's classifieds websites (including Rent.com) and Shopping.com are not included in these metrics.

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

Seasonality

The following table sets forth, for the periods presented, our total net revenues and the sequential quarterly movements of these net revenues:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except percentage changes)
2009*
Net revenues	$2,020,586	$2,097,992	$2,237,852	2,370,932
Percent change from prior quarter	(1)%	4%	7%	6%
2010*
Net revenues	$2,196,057	$2,215,379	2,249,488	2,495,350
Percent change from prior quarter	(7)%	1%	2%	11%
2011*
Net revenues	2,545,609	—	—	—
Percent change from prior quarter	2%	—	—	—
*    On November 19, 2009, we completed the sale of Skype to an investor group. Accordingly, Skype's revenue is not consolidated in our 2010 and 2011 results. However, Skype's results of operations are consolidated in our 2009 results through the date of sale.

We expect transaction activity patterns on our websites to mirror general consumer buying patterns.

Marketplaces Net Transaction Revenues

Marketplaces net transaction revenues increased $111.8 million, or 10%, while GMV excluding vehicles increased 8% during the first quarter of 2011 compared to the same period in the prior year. The increase in net transaction revenue was due primarily to growth in the number of sold items and continued growth at StubHub. GMV excluding vehicles increased year-over-year due to strong growth in the U.S. and continued stable growth in Europe, partially offset by a decline in Korea. Vehicles GMV stabilized at 1% growth year-over-year, however, vehicles GMV will continue to be less relevant going forward as we shift to a lead generation format in this category.

Marketplaces net transaction revenues earned internationally totaled $677.5 million and $725.4 million during the first quarter of 2010 and 2011, respectively, representing 58% and 56% of total Marketplaces net transaction revenues during those respective periods. The increase in international net transaction revenues in dollars was due primarily to growth in our existing international markets and foreign currency movements against the U.S. dollar.

Payments Net Transaction Revenues

Payments net transaction revenues increased $176.1 million, or 23%, during the first quarter of 2011 compared to the same period of the prior year. The increase was due primarily to net TPV growth of 28% during the first quarter of 2011, compared to the same period of the prior year, partially offset by lower take rates due primarily to a shift to larger merchants in our Merchant Services business. The increase in net TPV during the first quarter of 2011 was due primarily to growth in consumer and merchant adoption of PayPal. Our Merchant Services net TPV increased 38% during the first quarter of 2011, compared to the same period of the prior year, and represented 63% of PayPal's net TPV in the first quarter of 2011, compared with 59% in the first quarter of 2010. The increase in our Merchant Services net TPV was due primarily to an increase in the number of online merchants offering PayPal as a payment option, as well as an increase in the share of checkout of PayPal's existing customer base of merchants.

Payments net transaction revenues earned internationally totaled $359.9 million and $475.8 million during the first quarter of 2010 and 2011, respectively, representing 47% and 50% of total Payments net transaction revenues during those respective periods. The increase in international net transaction revenues was due primarily to the growth of our Merchant Services business and increased penetration on eBay Marketplaces platforms internationally.

Marketing Services and Other Revenues

Marketing services and other revenues increased $61.6 million, or 24% during the first quarter of 2011 compared to the same periods of the prior year, and represented 12% of total net revenues in both periods. The increase in marketing services and other revenues during the first quarter of 2011 was due primarily to the acquisition of brands4friends and an increase in revenues attributable to our advertising business and our classifieds business, as well as interest earned on our BML portfolio of receivables from loans.

Summary of Cost of Net Revenues

The following table summarizes changes in cost of net revenues for the periods presented:

	Three Months Ended March 31,		Change from 2010 to 2011
	2010	2011	in Dollars	in %
Cost of net revenues:	(In thousands, except percentages)
Marketplaces	$260,887	$295,822	$34,935	13%
As a percentage of total Marketplaces net revenues	18.8%	19.0%
Payments	345,668	433,156	87,488	25%
As a percentage of total Payments net revenues	42.7%	43.6%
Total cost of net revenues	$606,555	$728,978	$122,423	20%
As a percentage of net revenues	27.6%	28.6%

Cost of Net Revenues

Cost of net revenues consist primarily of costs associated with payment processing, customer support, site operations and inventory. Significant components of these costs include bank transaction fees, credit card interchange and assessment fees, interest expense on indebtedness incurred to finance the purchase of consumer loans receivable by Bill Me Later, employee compensation, contractor costs, facilities costs, depreciation of equipment and amortization expense.

Marketplaces

Marketplaces cost of net revenues increased $34.9 million, or 13%, during the first quarter of 2011 compared to the same period of the prior year. The increase was due primarily to the impact of acquiring brands4friends during the quarter and increased customer support costs associated with our volume growth.

Marketplaces cost of net revenues as a percentage of Marketplaces net revenues increased slightly during the first quarter of 2011 compared to the same period of the prior year due primarily to the impact of acquisitions, partially offset by operating leverage in our site operation infrastructure.

Payments

Payments cost of net revenues increased $87.5 million, or 25%, during the first quarter of 2011 compared to the same period of the prior year. The increase in Payments cost of net revenues was due primarily to the impact of growth in net TPV.

Payments cost of net revenues as a percentage of Payments net revenues increased slightly during the first quarter of 2011 compared to the same period of the prior year due primarily to a lower take rate, partially offset by a lower transaction expense rate. The improvement in our transaction expense rate was driven primarily by the impact of certain new payment processing arrangements, a favorable mix shift to lower cost international markets and a small improvement in funding mix.

Summary of Operating Expenses, Non-Operating Items and Provision for Income Taxes

The following table summarizes changes in operating expenses, non-operating items and provision for income taxes for the periods presented:

	Three Months Ended March 31,		Change from 2010 to 2011
	2010	2011	in Dollars	in %
	(In thousands, except percentage changes)
Sales and marketing	$446,161	$532,679	$86,518	19%
Product development	210,139	274,782	64,643	31%
General and administrative	276,743	293,478	16,735	6%
Provision for transaction and loan losses	106,029	107,091	1,062	1%
Amortization of acquired intangible assets	53,252	44,096	(9,156)	(17)%
Restructuring	8,569	(149)	(8,718)	(102)%
Interest and other income (expense), net	6,046	3,692	(2,354)	(39)%
Provision for income taxes	(97,002)	(92,481)	4,521	(5)%

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

Sales and marketing expenses increased $86.5 million, or 19%, during the first quarter of 2011, compared to the same period of the prior year. The increase in sales and marketing expense was due primarily to higher marketing program costs, employee-related expenses (including consultant costs, facility costs and equipment-related costs) and the impact from the acquisition of brands4friends. A significant portion of our sales and marketing expense is attributable to our online marketing programs, primarily paid search, which include keyword advertising and third party lead generation costs, in order to drive traffic to our Marketplaces and Payments websites.

Product Development

Product development expenses consist primarily of employee compensation, contractor costs, facilities costs and depreciation on equipment. Product development expenses are net of required capitalization of major site and other product development efforts, including the development of our next generation platform architecture, migration of certain platforms, seller tools and Payments services projects. Capitalized site and product development costs were $27.1 million and $36.9 million in the first quarter of 2010 and 2011, respectively, and are primarily reflected as a cost of net revenues when amortized in future periods.

Product development expenses, net of capitalized amounts, increased $64.6 million, or 31%, during the first quarter of 2011, compared to the same period of the prior year. The increase was due primarily to higher employee-related costs (including consultant costs, facility costs and equipment-related costs) driven by increased investment in our top technology priorities (search, catalog, mobile, platform, and user experience) and the impact from the acquisitions of Milo.com and Critical Path Software in the fourth quarter of 2010.

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

General and administrative expenses increased $16.7 million, or 6%, during the first quarter of 2011, compared to the same period of the prior year. The increase was due primarily to an increase in payroll and related expenses, professional service fees and the impact of acquiring brands4friends.

Provision for Transaction and Loan Losses

Provision for transaction and loan losses consists primarily of transaction loss expense associated with our customer protection programs as well as fraud, chargebacks, and merchant credit losses, bad debt expense associated with our accounts receivable balance, and loan reserves associated with our principal loan receivable balance.
Provision for transaction and loan losses increased $1.1 million, or 1%, during the first quarter of 2011 compared to the same period of the prior year. This increase was due primarily to higher transaction volume, partially offset by improvements in BML loan loss rates, bad debt rates and transaction loss rates. BML loan loss rates declined due to a lower charge-off rate and improved delinquency rates. Our bad debt rates declined due to continued improvement in charge-off rates. Transaction loss rates declined due to improvements in fraud loss detection and recoveries. We continue to expect our provision for transaction and loan loss expense to fluctuate depending on many factors, including macroeconomic conditions, our customer protection programs and regulatory changes.

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

Amortization of acquired intangible assets decreased by $9.2 million, or 17%, during the first quarter of 2011, compared to the same period of the prior year. The decrease in amortization of acquired intangible assets was due primarily to the timing of acquired intangible assets becoming fully amortized, partially offset by amortization of newly acquired intangible assets.

Restructuring

In 2009, we began the consolidation of certain customer service facilities in North America and Europe to streamline our operations and deliver better and more efficient customer support to our users. We completed these activities during the first quarter of 2011. The consolidation impacted approximately 1,000 employees. In connection with the consolidation, we incurred aggregate restructuring costs of approximately $47.3 million. See “Note 12— Restructuring” to the condensed consolidated financial statements included in this report.

Restructuring expenses decreased $8.7 million, or 102%, during the first quarter of 2011, compared to the same period of the prior year due to the completion of these activities during the period.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, consists of interest earned on cash, cash equivalents and investments, as well as foreign exchange transaction gains and losses, our portion of operating results from investments accounted for under the equity method of accounting, and interest expense consisting of interest charges on the amount drawn under our credit agreement and on our outstanding commercial paper and debt securities. Interest and other income, net excludes interest expense related to Bill Me Later, which is included in cost of net revenues.

Interest and other income (expense), net decreased $2.4 million, or (39)% during the first quarter of 2011 compared to the same period of the prior year. The decrease in interest and other income (expense), net was due primarily to foreign currency losses and higher interest expense, partially offset by higher interest income and higher first quarter 2010 net losses associated with Skype. See “Note 7 — Derivative Instruments” to the condensed consolidated financial statements for more information related to foreign currency hedging activities impacting interest and other income (expense), net.

Provision for Income Taxes

The provision for income taxes differs from the amount computed by applying the statutory U.S. federal rate due primarily to foreign income with lower tax rates and tax credits, offset by state taxes and other factors.

Our effective tax rate was 16% for the first quarter of 2011, compared to 20% for the same period in the prior year. The decrease in our effective tax rate during the first quarter of 2011 compared to the same period of the prior year was due primarily to a favorable change in our geographic mix of earnings, partially offset by the provision for U.S. income and foreign withholding taxes on a portion of our non-U.S. subsidiaries' undistributed earnings.

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

We are regularly under examination by tax authorities both domestically and internationally. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations, although we cannot assure you that this will be the case given the inherent uncertainties in these examinations. Due to the ongoing tax examinations, we believe it is impractical to determine the amount and timing of these adjustments.

Liquidity and Capital Resources

Cash Flows

	Three Months Ended March 31,
	2010	2011
	(In thousands)
Net cash provided by (used in):
Operating activities	$418,262	$699,610
Investing activities	(700,969)	(596,573)
Financing activities	(7,390)	(338,592)
Effect of exchange rates on cash and cash equivalents	(116,718)	122,726
Net decrease in cash and cash equivalents	$(406,815)	$(112,829)

Operating Activities

We generated cash from operating activities in amounts greater than net income in the three months ended March 31, 2010 and March 31, 2011, due primarily to non-cash charges to earnings and changes in working capital. Non-cash charges to earnings included depreciation and amortization on our long-term assets, stock-based compensation and the provision for transaction and loan losses. The increase in cash provided by operating activities during the three months ended March 31, 2011 compared to the same period of the prior year was due primarily to cash paid in the first quarter of 2010 for taxes of $311.4 million primarily related to a legal entity restructuring completed in the fourth quarter of 2009, compared to $23.7 million paid for taxes in the first quarter of 2011.

Investing Activities

The net cash used in investing activities of $596.6 million in the three months ended March 31, 2011 was due primarily to cash paid for the purchases of investments of $485.0 million, acquisition of a business of $190.5 million and purchases of property and equipment of $148.6 million, partially offset by proceeds of $230.4 million from the maturities and sale of investments.

The net cash used in investing activities of $701.0 million in the three months ended March 31, 2010 was due primarily to net cash paid for the purchase of investments of $944.4 million and purchases of property and equipment of $152.3 million, partially offset by proceeds of $259.4 million from the maturities and sale of investments and $125.0 million from the repayment of a Skype note receivable.

Financing Activities

The net cash used in financing activities of $338.6 million in the three months ended March 31, 2011 was due primarily to cash outflows of $356.5 million to repurchase common stock, as well as cash paid for tax withholdings in the amount of $108.7 million related to net share settlements of restricted stock awards and units. These cash outflows were partially offset by proceeds of $72.7 million from the issuance of common stock in connection with the exercise of stock options and $53.9 million of excess tax benefits from stock-based compensation.

The net cash used in financing activities of $7.4 million in the three months ended March 31, 2010 was due primarily to $70.5 million in cash paid for tax withholdings related to net share settlements of restricted stock units and nonvested share awards, partially offset by proceeds of $42.1 million from the issuance of common stock in connection with the exercise of stock options and $21.0 million in excess tax benefits from stock-based compensation.

The positive effect of exchange rate movements on cash and cash equivalents during the three months ended March 31, 2011 was due to the weakening of the U.S. dollar against other currencies, primarily the Euro. The negative effect of exchange rate movements on cash and cash equivalents during the three months ended March 31, 2010 was due to the strengthening of the U.S. dollar against other currencies, primarily the Euro.

Stock Repurchases

In September 2010, our Board authorized a stock repurchase program that provides for the repurchase of up to $2.0 billion of our common stock, with no expiration from the date of authorization, for the purpose of offsetting the impact of dilution from our equity compensation programs. During the three months ended March 31, 2011, we repurchased approximately $356.2 million of our common stock under this stock repurchase program. As of March 31, 2011, approximately $1.6 billion remained for further repurchases of our common stock under this stock repurchase program
Shelf Registration Statement
At March 31, 2011, we had an effective shelf registration statement on file with the Securities and Exchange Commission that allows us to issue various types of debt securities, such as fixed or floating rate notes, U.S. dollar or foreign currency denominated notes, redeemable notes, global notes, and dual currency or other indexed notes. Issuances under the shelf registration will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. The registration statement does not limit the amount of debt securities that may be issued thereunder. Our ability to issue debt securities is subject to market conditions and other factors impacting our borrowing capacity, including compliance with the covenants in our credit agreement.

Commercial Paper
We have a $1.0 billion commercial paper program pursuant to which we may issue commercial paper notes with maturities of up to 397 days from the date of issue in an aggregate principal amount of up to $1.0 billion at any time outstanding. As of March 31, 2011, $300.0 million aggregate principal amount of commercial paper was outstanding, the weighted average interest rate on those notes was 0.20% per annum and the weighted average remaining term on our commercial paper notes was 20 days.
Credit Agreement
As of March 31, 2011, no borrowings or letters of credit were outstanding under our $1.8 billion credit agreement. However, as described above, we have a $1.0 billion commercial paper program and we maintain $1.0 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due. As a result, at March 31, 2011, $0.8 billion of borrowing capacity was available for other purposes permitted by the credit agreement.
Commitments

As of March 31, 2011, approximately $7.5 billion of unused credit was available to Bill Me Later accountholders. The individual lines of credit that make up this unused credit are subject to periodic review and termination by the chartered financial institution that is the issuer of Bill Me Later credit products based on, among other things, account usage and customer creditworthiness.  Currently, when a consumer makes a purchase using a Bill Me Later credit product issued by a chartered financial institution, the chartered financial institution extends credit to the consumer, funds the extension of credit at the point of sale and advances funds to the merchant. We subsequently purchase the receivables related to the consumer loans extended by the chartered financial institution and, as a result of the purchase, bear the risk of loss in the event of loan defaults. Although the chartered financial institution continues to own each customer account, we own the related receivable, and Bill Me Later is responsible for all servicing functions related to the account.

Liquidity and Capital Resource Requirements

At March 31, 2011, we had assets classified as cash and cash equivalents, as well as time deposits and fixed income securities classified as short-term investments, in an aggregate amount of $8.1 billion, compared to $7.8 billion at December 31, 2010. At March 31, 2011, we held assets of these types outside the U.S. in certain of our foreign operations totaling approximately $5.5 billion. If these cash and cash equivalents were distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances. We actively monitor the third-party depository institutions and money market funds that hold these assets, primarily focusing on the safety of principal and secondarily maximizing yield on these assets. We diversify our cash and cash equivalents and investments among various financial institutions and money market funds in order to reduce our exposure should any one of these financial institutions or money market funds fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments; however, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets.

 On March 28, 2011, we announced our agreement to acquire GSI Commerce, Inc. ("GSI"), a leading provider ecommerce and interactive marketing services, for $29.25 a share, or total consideration of approximately $2.4 billion. This acquisition will be financed with cash and debt and is expected to close in the third quarter of 2011. As part of the acquisition, we plan to divest 100 percent of GSI's licensed sports merchandise business and 70 percent of GSI's ShopRunner and Rue La La businesses. These assets will be sold to a newly formed holding company, which will be led by GSI founder and CEO Michael Rubin, funded in part by a loan receivable totaling $467.0 million and bearing interest at an annual rate equal to 3-month LIBOR plus 1.10%. The acquisition is subject to customary closing conditions, including the receipt and timing of regulatory approval for the transaction and the approval of GSI's stockholders.

We believe that our existing cash, cash equivalents and short-term investments, together with cash expected to be generated from operations, borrowings available under our credit agreement and commercial paper program, and our access to capital markets will be sufficient to fund our operating activities, anticipated capital expenditures, Bill Me Later portfolio of receivables from loans and stock repurchases for the foreseeable future.

In the second quarter of 2011, we anticipate paying taxes of approximately $200 million in conjunction with repatriating approximately $450 million in cash as a result of settling multiple uncertain tax positions with tax authorities in 2010.
Off-Balance Sheet Arrangements

As of March 31, 2011, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources. In Europe, we have two cash pooling arrangements with a financial institution for cash management purposes. These arrangements allow for cash withdrawals from this financial institution based upon our aggregate operating cash balances held in Europe within the same financial institution (“Aggregate Cash Deposits”). These arrangements also allow us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income. As of March 31, 2011, we had a total of $3.6 billion in cash withdrawals offsetting our $3.6 billion in Aggregate Cash Deposits held within the same financial institution under these cash pooling arrangements.

Based on differences in regulatory requirements and commercial law in the jurisdictions where PayPal operates, PayPal holds customer balances either as direct claims against PayPal or as an agent or custodian on behalf of PayPal's customers. Customer funds held by PayPal as an agent or custodian on behalf of our customers are not reflected in our condensed consolidated balance sheet. These funds include funds held on behalf of U.S. customers that are deposited in bank accounts insured by the Federal Deposit Insurance Corporation (subject to applicable limits) and funds that U.S. customers choose to invest in The PayPal Money Market Fund, which totaled approximately $3.1 billion and $2.7 billion as of March 31, 2011 and December 31, 2010, respectively. The PayPal Money Market Fund is invested in a portfolio managed by BlackRock Fund Advisors.

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

Item 3:    Quantitative and Qualitative Disclosures About Market Risk

The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2010. Our market risk profile has not changed significantly during the first three months of 2011.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of available for sale securities, including government and corporate securities and money market funds. As of March 31, 2011, approximately 58% of our total cash and investment portfolio was held in bank deposits and money market funds. As such, changes in interest rates will impact interest income. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. Additionally, changes in interest rates will impact our interest rate sensitive credit agreement and accordingly, impact interest expense or cost of net revenues. As of March 31, 2011, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

Investment Risk

As of March 31, 2011, our cost and equity method investments totaled $728.4 million, which represented approximately 8% of our total cash and investment portfolio and was primarily related to our retained equity interest in Skype. These investments relate primarily to equity-method investments in private companies. We review our investments for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value is other-than-temporary. Our analysis includes review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data.

Equity Price Risk
We are exposed to equity price risk on marketable equity instruments due to market volatility. At March31, 2011, the total fair value of our marketable equity instruments was $663.3 million, which represented approximately 7% of our total cash and investment portfolio and was primarily related to our equity holdings in MercadoLibre.

Foreign Currency Risk

We have significant international revenues as well as costs denominated in foreign currencies, primarily the Euro, British pound, Korean won and Australian dollar, subjecting us to foreign currency risk. We have a foreign exchange exposure management program to identify material foreign currency exposures and to manage these exposures to minimize the potential effects of currency fluctuations on our reported consolidated cash flow and results of operations through the purchase of foreign currency exchange contracts. These foreign currency exchange contracts are accounted for as derivative instruments, for additional details related to our derivative instruments, please see “Note 7 – Derivative Instruments” to the condensed consolidated financial statements included in this report.

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

PART II: OTHER INFORMATION

Item 1:    Legal Proceedings

The information set forth under “Note 9 — Commitments and Contingencies — Litigation and Other Legal Matters” to the condensed consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.

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
Our operating results have varied on a quarterly basis during our operating history. Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our operating results include the following:

•
general economic conditions, including the possibility of a prolonged period of limited economic growth in the U.S. and Europe; disruptions to the credit and financial markets in the U.S. and worldwide; adverse effects of the ongoing sovereign debt crisis in Europe; contractions or limited growth in consumer spending or consumer credit; and adverse economic conditions that may be specific to the Internet, ecommerce and payments industries;

•
our ability to retain an active user base, attract new users, and encourage existing users to list items for sale, purchase items through our websites, or use our payment services, especially when consumer spending is weak;

•
the primary and secondary effects of previously announced and possible future changes to our pricing, products and policies, including, among other changes, restrictions or holds on payments made to sellers or in connection with certain categories of higher-risk transactions; changes to performance standards and/or rewards for sellers, including taking into account cases filed through the eBay and PayPal buyer protection programs in evaluating individual seller performance ratings; changes to the dispute resolution process, including directing eBay buyers to resolve disputes with sellers through eBay instead of through PayPal; the adoption of a single fixed price format, which includes making listings previously available under our store inventory format accessible through our search algorithms; upgrades to eBay checkout services, including the introduction of a new eBay shopping cart that enables buyers to add items from multiple sellers and pay in a single checkout; and, effective July 2011, the discontinuation of support for third party checkout services;

•	consumer confidence in the safety and security of transactions using our websites or technology and the effect of any changes in our practices and policies designed to foster improved confidence;

•	our ability to meet existing and new regulatory requirements as we expand the range and geographical scope of our services and as we grow larger, especially for our Payments business;

•	our ability to manage the costs of and effectively implement our user protection programs;

•	the volume, velocity, size, timing, monetization, and completion rates of transactions using our websites or technology;

•	regulatory and legal actions imposing obligations on our businesses or our users, including the injunction related to certain cosmetic and perfume brands (see “Item 1 - Legal Proceedings” above);

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

•
the impact on PayPal or Bill Me Later of regulations enacted pursuant to new laws regulating financial institutions, including the Dodd-Frank Wall Street Reform and Consumer Protection Act in the U.S.;

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

•	technical difficulties or service interruptions involving our websites or services provided to us or our users by third parties;

•	our ability to manage the transaction loss rate in our Marketplaces and Payments business;

•	our ability to manage funding costs and losses associated with our Bill Me Later business;

•
our ability to successfully and cost-effectively integrate and manage businesses that we acquire, including our expected acquisition of GSI Commerce, Inc., our need to manage credit risks and bad debts following our acquisition of Bill Me Later in November 2008, and our planned combination of competing marketplaces in Korea following our acquisition of Gmarket in June 2009;

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
We have announced changes to our Marketplaces business intended to drive more sales and improve seller efficiency. For example, in the U.S. and the U.K., we have begun testing the efficacy of improving seller performance and increasing buyer satisfaction by requesting that PayPal place temporary holds on seller funds in certain instances (e.g., for sellers with a limited selling history or below-standard performance ratings), and we may expand the scope of such programs in the future and introduce other programs with similar aims in these and other countries. Some of the changes that we have announced to date have been controversial with, and led to dissatisfaction among, our sellers, and additional changes that we announce in the future may also be negatively received by some of our sellers. This may not only impact the supply of items listed on our websites, but because many sellers also buy from our sites, it may adversely impact demand as well. Given the number of recent changes that we have made to our policies and pricing, it may take our sellers some time to fully assess and adjust to these changes, and sellers may elect to reduce volume while making such assessments and adjustments or in response to these changes. If any of these changes cause sellers to move their business (in whole or in part) away from our websites or otherwise fail to improve gross merchandise volume or the number of successful listings, our operating results and profitability will be harmed. We believe that the mix of sales under our traditional auction-style listing format and fixed-price listing format will continue to shift towards our fixed-price format. Accordingly, we have eliminated some of the features related to our traditional auction-style format and expect others will become less meaningful to, and used less frequently by, our sellers, which would result in a corresponding decrease in revenues from such features. In addition, we expect that the costs associated with our seller discount programs will increase as more sellers will become eligible for such discounts.
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
Our Marketplaces and Payments businesses are dependent on consumer purchases. The economic downturn has resulted in reduced buyer demand and reduced selling prices and may reduce the volume of purchases on our Marketplaces platforms and the volume of transactions paid for using our Payment services, all of which would adversely affect our business. In addition, the economic downturn has adversely affected our advertising revenues and may require us to increase our reserves for bad debt and transaction and loan losses. Continuing poor economic conditions would likely continue or exacerbate these trends. In the event of the bankruptcy of a merchant that sells goods or services in advance of the date of their delivery or use (such as airline, cruise or concert tickets), PayPal could be liable to the buyers of such goods or services either through its buyer protection program or through chargebacks on payment cards used by customers to fund their payment through PayPal.
We are exposed to fluctuations in currency exchange rates and interest rates.
Because we conduct the majority of our business outside the United States but report our financial results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. In connection with its multi-currency service, PayPal fixes exchange rates twice per day, and may face financial exposure if it incorrectly fixes the exchange rate or if exposure reports are delayed. PayPal also holds some corporate and customer funds in non-U.S. currencies, and thus its financial results are affected by the translation of these non-U.S. currencies into U.S. dollars. In addition, the results of operations of many of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions will result in increased net revenues, operating expenses and net income. Similarly, our translation of foreign currency denominated transactions will result in lower net revenues, operating expenses and net income if the U.S. dollar strengthens against foreign currencies, as happened in the first half of 2010. Net revenues in the three months ended March 31, 2011 were positively impacted by foreign currency translation of $12.5 million compared to the same period of the prior fiscal year. As exchange rates vary, net revenues and other operating results, when translated, may differ materially from expectations. In particular, to the extent the U.S. dollar strengthens against the Euro, British pound, Korean won, or Australian dollar, our foreign revenues and profits will be reduced as a result of these translation adjustments. While from time to time we enter into transactions to hedge portions of our foreign currency translation exposure, it is impossible to perfectly predict or completely eliminate the effects of this exposure. In addition, to the extent the U.S. dollar strengthens against the Euro, the British pound, the Australian dollar or other currencies, cross-border trade related to purchases of dollar-denominated goods by non-U.S. purchasers will likely decrease, and that decrease will likely not be offset by a corresponding increase in cross-border trade involving purchases by U.S. buyers of goods denominated in other currencies, adversely affecting our business.
In addition, we face exposure to fluctuations in interest rates. For example, relatively low interest rates have continued to limit our investment income, including income we earn on PayPal customer balances, which in turn has lowered our net interest income and net revenue.

Bill Me Later's operations depend on lending services provided by an unaffiliated lender.
We acquired Bill Me Later, a company that facilitates credit services offered by an unaffiliated bank, in November 2008. Bill Me Later is neither a chartered financial institution nor is it licensed to make loans in any state. Accordingly, Bill Me Later must rely on a bank or licensed lender to issue the Bill Me Later credit products and extend credit to customers in order to offer the Bill Me Later service. Currently, when a consumer makes a purchase using a Bill Me Later credit product issued by a chartered financial institution, the chartered financial institution extends credit to the consumer, funds the extension of credit at the point of sale and advances funds to the merchant. We subsequently purchase the receivables related to the extensions of credit made by the chartered financial institution and, as a result of the purchase, bear the risk of loss in the event of loan defaults. Although the chartered financial institution continues to own each customer account, we own the related receivable, and Bill Me Later is responsible for all servicing functions related to the account.
In September 2010, WebBank became the issuer of the Bill Me Later credit products. WebBank is an industrial bank chartered by the State of Utah. Any termination or interruption of WebBank's ability to lend could result in our being unable to originate any new transactions for the Bill Me Later service. Under those circumstances, we would be required to either reach a similar arrangement with another chartered financial institution, which may not be available on favorable terms, if at all, or to obtain our own bank charter, which would be a time-consuming and costly process and would subject us to a number of additional laws and regulations.
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
While PayPal currently allows its customers with credit cards to send payments from 190 markets, PayPal only allows customers in 104 of those markets (including the U.S.) to receive payments, in some cases with significant restrictions on the manner in which customers can withdraw funds. These limitations may affect PayPal's ability to grow in these markets.
Of the 190 markets whose residents can use the PayPal service, 31 (27 countries plus four French overseas departments) are members of the European Union , or EU. Since 2007, PayPal has provided localized versions of its service to customers in the EU through PayPal (Europe) S.A.R.L. et Cie, SCA, a wholly-owned subsidiary of PayPal that is licensed and subject to regulation as a bank in Luxembourg. Accordingly, PayPal (Europe) is subject to significant fines or other enforcement action if it violates the disclosure, reporting, anti-money laundering, capitalization, funds management, corporate governance or other requirements imposed on Luxembourg banks. PayPal has limited experience in operating as a bank, and any fines or other enforcement actions imposed by the Luxembourg regulator could adversely affect PayPal's business. PayPal (Europe) implements its localized services in EU countries through a “passport” notification process through the Luxembourg regulator to regulators in other EU member states pursuant to EU Directives, and has completed the “passport” notice process in all EU member countries. The regulators in these countries could notify PayPal (Europe) of local consumer protection laws that will apply to its business, in addition to Luxembourg consumer protection law, and could also seek to persuade the Luxembourg regulator to order PayPal (Europe) to conduct its activities in the local country through a branch office. These or similar actions by these regulators could increase the cost of, or delay, PayPal's plans for expanding its business in EU countries. In addition, the EU Payments Service Directive, which established a new regulatory regime for payment services providers, formally took effect in November 2009. The interpretation of regulations implementing the EU Payments Service Directive remains uncertain.
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

To date, PayPal has obtained licenses to operate as a money transmitter in 43 U.S. states and territories and interpretations in six other states that licensing is not required under their existing statutes. PayPal is also licensed as an escrow agent in one U.S. state. The remaining U.S. state and territories do not currently regulate money transmitters. As a licensed money transmitter, PayPal is subject to restrictions on its investment of customer funds, reporting requirements, bonding requirements, and inspection by state regulatory agencies. If PayPal were found to be in violation of money services laws or regulations, PayPal could be subject to liability, forced to cease doing business with residents of certain states, forced to change its business practices, or required to obtain additional licenses or regulatory approvals that could impose a substantial cost on PayPal. Any change to PayPal's business practices that makes the service less attractive to customers or prohibits its use by residents of a particular jurisdiction could decrease the velocity of trade on eBay, which would further harm our business.
In markets other than the U.S., the EU, Australia and the China domestic business, PayPal serves its customers through PayPal Private Ltd., a wholly-owned subsidiary of PayPal that is based in Singapore. In many of these markets, it is not clear whether PayPal's Singapore-based service is subject only to Singaporean law or, if it were subject to local laws, whether such local law would require a payment processor like PayPal to be licensed as a bank or financial institution or otherwise. In such markets, the business may rely on partnerships with local banks to process payments and conduct foreign exchange in local currency. Local regulators who do not have direct jurisdiction over Singapore-based PayPal Private Ltd. may use their local regulatory power to slow or halt payments to local merchants conducted through the local banking partner. Such regulatory actions impacting local banking partner arrangements could impose substantial costs and involve considerable delay to the provision or development of PayPal services in that market, or could prevent PayPal from providing any services in a given market. The Reserve Bank of India has asserted that PayPal's offering of payment services to customers outside of India to send personal, non-commercial payments to recipients in India requires a license from the Reserve Bank. For a period of time in 2010, the Reserve Bank directed the Indian affiliate of PayPal's processing bank to suspend withdrawals to the Indian bank accounts of PayPal customers for both personal and business customers. PayPal has suspended personal non-commercial payments to and from Indian accounts, and has also stopped offering certain commercial payments between Indian buyers and Indian sellers. In November 2010, the Reserve Bank of India issued guidelines to Indian banks on the requirements for processing export-related transactions for online payment gateway service providers such as PayPal, including a limitation on the amount of individual transactions to no more than $500. The Reserve Bank may again impose a suspension if it is not satisfied with PayPal's and its partner bank's actions to comply with these guidelines. In the event of any non-compliance, PayPal could be subject to fines from the Reserve Bank, and PayPal's prospects for future business in India, both cross-border and domestic, could be materially and adversely affected.
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
Additionally, federal regulators could mandate changes to the relationship between us and the issuing bank of the Bill Me Later credit products. Any termination or interruption of the issuing bank's lending services to consumers could result in an interruption of Bill Me Later services, as described under the caption “Bill Me Later's operations depend on lending services provided by an unaffiliated lender” above. Also, effective in three stages in February 2010, July 2010 and August 2010, certain provisions of the Credit Card Accountability Responsibility and Disclosure Act of 2009, or the CARD Act, and certain changes to Regulation Z of the U.S. Federal Reserve Board require the issuing bank and us to make fundamental changes to many of the practices we and the issuing bank currently use with respect to Bill Me Later consumer accounts, including marketing, pricing (including finance charges, promotional programs and late fees assessed on receivables purchased by us from the bank) and billing, which could in turn adversely affect this business.
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
In addition to litigation from rights owners, we may be subject to regulatory, civil or criminal proceedings and penalties if governmental authorities believe we have aided in the sale of counterfeit goods. While we have had some early success in defending against such litigation, more recent cases have been based, at least in part, on different legal theories than those of earlier cases, and there is no guarantee that we will continue to be successful in defending against such litigation. Plaintiffs in recent cases have argued that we are not entitled to safe harbors under the Digital Millennium Copyright Act in the U.S. or as a hosting provider in the European Union under the Electronic Commerce Directive because of the alleged active nature of our involvement with our sellers, and that, whether or not such safe harbors are available, we should be found liable because we supposedly have not adequately removed listings that are counterfeit or are authentic but allegedly violate trademark or copyright law or effectively suspended users who have created such listings. We are continuously seeking to improve and modify our efforts to eliminate counterfeit and pirated items. These improvements are in response to ongoing business initiatives designed to reduce bad buyer experiences and improve customer satisfaction as well as in response to new patterns we are seeing among counterfeiters and others committing fraud on our users. Notwithstanding these efforts, we believe that the legal climate, especially in Europe, is becoming more adverse to our positions, which may require us to take actions which could lower our revenues, increase our costs, or make our websites less convenient to our customers, which may materially harm our business. In addition, a public perception that counterfeit or pirated items are commonplace on our sites, even if factually incorrect, could damage our reputation and our business.
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
We are subject to patent litigation.
We have repeatedly been sued for allegedly infringing other parties' patents. We are a defendant in a number of patent suits and we have been notified of several other potential patent disputes, and expect that we will increasingly be subject to patent infringement claims involving various aspects of our Marketplaces and Payments segments as our services expand in scope and complexity. These claims, whether meritorious or not, are time consuming and costly to resolve, and could require expensive changes in our methods of doing business, could require us to enter into costly royalty or licensing agreements, or could require us to cease conducting certain operations.
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
A large number of transactions occur on our websites on a daily basis. Government regulators have received a significant number of consumer complaints about both eBay and PayPal, which, while small as a percentage of our total transactions, are large in aggregate numbers. As a result, from time to time we have been contacted by various foreign and domestic governmental regulatory agencies that have questions about our operations and the steps we take to protect our users from fraud. PayPal has received inquiries regarding its restriction and disclosure practices from the Federal Trade Commission and regarding these and other business practices from the attorneys general of a number of states. In September 2006, PayPal entered into a settlement agreement with the attorneys general of a number of states under which it agreed to pay $1.7 million to the attorneys general, shorten and streamline its user agreement, increase educational messaging to users about funding choices, and communicate more information regarding protection programs to users. From time to time, we face inquiries from government regulators in various jurisdictions related to actions that we have taken that are designed to improve the security of transactions and the quality of the user experience on our websites and we may face similar inquires from other government regulators in the future. For example, both the Australian Competition and Consumer Commission and the Reserve Bank of Australia recently reviewed our policies requiring sellers to offer PayPal as a payment alternative on most transactions on our localized Australian website and precluding sellers from imposing a surcharge or any other fee for accepting PayPal or other payment methods. Other regulators have requested information concerning PayPal's limitations of customer accounts. Similarly, Bill Me Later has from time to time received customer complaints that could result in investigations into Bill Me Later's business practices by state or federal regulators. As a result of the recent credit crisis, new laws have been passed, and we expect additional new laws and regulations to be adopted that impose, among other requirements, additional obligations and restrictions on the provision of credit. We are likely to receive additional inquiries from regulatory agencies in the future, including under existing or new credit laws or regulations, which may lead to action against us. We have responded to all inquiries from regulatory agencies by describing our current and planned antifraud efforts, customer support procedures, operating procedures and disclosures. If one or more of these agencies is not satisfied with our response to current or future inquiries, we could be subject to enforcement actions, fines or other penalties, or forced to change our operating practices in ways that could harm our business.
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
In April 2009, we announced plans to change the dispute resolution process (which we refer to as “resolutions”) for transactions on eBay.com and eBay.co.uk in which a buyer claims the item was not received or the item they received was different from that described in the listing. We implemented these plans beginning in the fourth quarter of 2009. Previously, buyers with an issue on our eBay.com and eBay.co.uk platform were generally required to contact the seller directly and, if they were unable to resolve the issue, to start the resolutions process online via PayPal's resolution center. We have transitioned to a new, on-eBay resolutions process provided by eBay customer support, which now serves as the primary entry point for buyers on eBay.com and eBay.co.uk who are unable to resolve their disputes with eBay sellers. Among other things, the new resolutions process provides that eBay will generally reimburse the buyer for the full amount of an item's purchase price (including original shipping costs), in cases where the item was not received or the item they received was different from that described in the listing, and the seller does not provide adequate resolution to the buyer. eBay then attempts to recoup amounts paid to the buyer from the seller's PayPal accounts or other payment methods. We have recently introduced a similar resolutions program in Germany.
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
Over the last several years, we have enhanced the buyer and seller protections offered by PayPal in certain eBay marketplaces, and in certain countries for transactions outside of eBay marketplaces. These changes to PayPal's buyer and seller protection program could result in future increases and fluctuations in our Payments transaction loss rate. For the fiscal year ended December 31, 2010 and the three months ended March 31, 2011, our Payments transaction losses (including both direct losses and buyer protection payouts) totaled $153.1 million and $46.6 million, representing 0.17% of our net total payment volume in each period. We have also recently changed the dispute resolution process for transactions on eBay.com and eBay.co.uk, as described in greater detail above under the caption “Changes to our dispute resolution process could increase our costs and loss rate,” which could result in an increase in our combined eBay and PayPal transaction losses. PayPal's highly automated and liquid payment service makes PayPal an attractive target for fraud. In configuring its service, PayPal continually strives to maintain the right balance of appropriate measures to promote both convenience and security for customers. Identity thieves and those committing fraud using stolen credit card or bank account numbers can potentially steal large amounts of money from businesses such as PayPal. We believe that several of PayPal's current and former competitors in the electronic payments business have gone out of business or significantly restricted their businesses largely due to losses from this type of fraud. While PayPal uses advanced anti-fraud technologies, we expect that technically knowledgeable criminals will continue to attempt to circumvent PayPal's anti-fraud systems using increasingly sophisticated methods. In addition, PayPal's service could be subject to employee fraud or other internal security breaches, and PayPal may be required to reimburse customers for any funds stolen as a result of such breaches. Merchants could also request reimbursement, or stop using PayPal, if they are affected by buyer fraud or other types of fraud.
PayPal incurs substantial losses due to claims from buyers that merchants have not performed or that their goods or services do not match the merchant's description, whether those claims arise from merchant fraud or from an unintentional failure to perform by the merchant. PayPal seeks to recover such losses from the merchant, but may not be able to recover in full if the merchant is unwilling or unable to pay. PayPal also incurs losses from claims that the customer did not authorize the purchase, from buyer fraud, from erroneous transmissions, and from customers who have closed bank accounts or have insufficient funds in them to satisfy payments. In addition to the direct costs of such losses, if they are related to credit card transactions and become excessive, they could potentially result in PayPal losing the right to accept credit cards for payment, which would materially and adversely affect our business. In addition, if PayPal were unable to accept credit cards, the velocity of trade on eBay could decrease and result in corresponding decreases in our net total payment volume, in which case our business would further suffer. The Bill Me Later service is similarly subject to the risk of fraudulent activity associated with merchants, users of the Bill Me Later service and third parties handling its user information, which could increase our exposure to transaction losses and adversely affect this business. Our Payments business has taken measures to detect and reduce the risk of fraud, but these measures need to be continually improved and may not be effective against new and continually evolving forms of fraud or in connection with new product offerings. If these measures do not succeed, our business will suffer.
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
From time to time, we have considered more active mechanisms designed to combat bad transactions and increase buyer satisfaction, including evaluating sellers on the basis of their transaction history and restricting or suspending their activity as a result. For example, in the U.S. and the U.K., we have begun testing the efficacy of improving seller performance and increasing buyer satisfaction by requesting that PayPal hold seller funds in certain instances (e.g., for sellers with a limited selling history or below-standard performance ratings), and we may expand the scope of such programs in the future and introduce other programs with similar aims in these and other countries. Our increased usage of these or other mechanisms to attempt to improve buyer satisfaction could result in dissatisfaction on the part of sellers, loss of share to competing marketplaces, reduced selection of inventory on our sites and other adverse effects.
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
Our users, as well as those of other prominent Internet companies, have been and will continue to be targeted by parties using fraudulent “spoof” and “phishing” emails to misappropriate passwords, credit card numbers, or other personal information or to introduce viruses or other malware through “trojan horse” programs to our users' computers. These emails appear to be legitimate emails sent by eBay, PayPal, or one of our other businesses (e.g., StubHub), or by a user of of one of our businesses, but direct recipients to fake websites operated by the sender of the email or request that the recipient send a password or other confidential information via email or download a program. Despite our efforts to mitigate “spoof” and “phishing” emails through product improvements and user education, “spoof” and “phishing” remain a serious problem that may damage our brands, discourage use of our websites, and increase our costs.
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
Numerous states and foreign jurisdictions, including the State of California, where our headquarters are located, have regulations regarding “auctions” and the handling of property by “secondhand dealers” or “pawnbrokers.” Several states and some foreign jurisdictions, including France, have attempted, and may attempt in the future, to impose such regulations upon us or our users. Attempted enforcement of these laws against some of our users appears to be increasing and such attempted enforcements could harm our business. In France, we have been sued by Conseil des Ventes, the French auction regulatory authority. The authority alleges that sales on our French website constitute illegal auctions that cannot be performed without its consent. Although we have won this lawsuit in the lower court, this decision is being appealed. A lawsuit alleging similar claims has been brought against us by two associations of French antique dealers, and is now pending on appeal after we won this lawsuit in the first instance. We intend to vigorously defend against these lawsuits. However, these and other regulatory and licensure claims could result in costly litigation and, if successful, could require us to change the way we or our users do business in ways that increase costs or reduce revenues (for example, by forcing us to prohibit listings of certain items for some locations). We could also be subject to fines or other penalties, and any of these outcomes could harm our business.
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
As we expand and localize our international activities, we become obligated to comply with the laws of the countries or markets in which we operate. In addition, because our services are accessible worldwide, and we facilitate sales of goods to users worldwide, one or more jurisdictions may claim that we or our users are required to comply with their laws based on the location of our servers or one or more of our users, or the location of the product or service being sold or provided in an ecommerce transaction. For example, we were found liable in France, under French law in the Louis Vuitton Malletier litigation for transactions on some of our websites worldwide that did not involve French buyers or sellers (see “Item 1 - Legal Proceedings” above). Laws regulating Internet and ecommerce companies outside of the U.S. may be less favorable than those in the U.S., giving greater rights to consumers, content owners, competitors, users and other third parties. Compliance may be more costly or may require us to change our business practices or restrict our service offerings, and the imposition of any regulations on our users may harm our business. In addition, we may be subject to overlapping legal or regulatory regimes that impose conflicting requirements on us. Our alleged failure to comply with foreign laws could subject us to penalties ranging from criminal prosecution to significant fines to bans on our services, in addition to the significant costs we may incur in defending against such actions.
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
PayPal does not directly access payment card networks, such as Visa and MasterCard, which enable PayPal's acceptance of credit cards and debit cards (including some types of prepaid cards). As a result, PayPal must rely on banks or other payment processors to process transactions, and must pay fees for this service. From time to time, payment card networks have increased, and may increase in the future, the interchange fees and assessments that they charge for each transaction using one of their cards. PayPal's payment card processors have the right to pass any increases in interchange fees and assessments on to PayPal as well as increase their own fees for processing. Changes in interchange fees and assessments could increase PayPal's operating costs and reduce its profit margins. In addition, in some markets, governments have required Visa and MasterCard to reduce interchange fees, or have opened investigations as to whether Visa or MasterCard's interchange fees and practices violate antitrust law. In the United States, the financial reform law enacted in 2010 authorizes the Federal Reserve Board to regulate debit card interchange rates and debit card network exclusivity provisions, and the Federal Reserve Board has proposed rules that include caps on debit card interchange fees at significantly lower rates than Visa or MasterCard currently charge. The Federal Reserve Board's proposal also requests comment on whether non-traditional payment systems such as PayPal should be treated as “payment card networks” subject to the new law on debit card interchange and exclusivity. If PayPal is treated as a “payment card network” for this purpose, PayPal's revenues could be reduced and its business could be adversely affected. Any material reduction in credit or debit card interchange rates in the United States or other markets could jeopardize PayPal's competitive position against traditional credit and debit card processors.
PayPal is required by its processors to comply with payment card network operating rules, and PayPal has agreed to reimburse its processors for any fines they are assessed by payment card networks as a result of any rule violations by PayPal or PayPal's customers. The payment card networks set and interpret the card rules. Payment card networks could adopt new operating rules or re-interpret existing rules that PayPal or its processors might find difficult or even impossible to follow, or expensive to implement. As a result, PayPal could lose its ability to give customers the option of using payment cards to fund their payments, or could lose its ability to give customers the choice of currency in which they would like their card to be charged, which would reduce PayPal's revenues from cross-border trade. If PayPal were unable to accept payment cards, its business would be seriously damaged. In addition, the velocity of trade on eBay could decrease and our business would further suffer.
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
The Bill Me Later service relies on third-party merchant processors and payment gateways to process transactions. For the fiscal year ended December 31, 2010 and the three months ended March 31, 2011, approximately 67% and 74%, respectively, of all transaction volume by dollar amount through the Bill Me Later service was settled through the facilities of a single vendor. Any disruption to these third party payment processing and gateway services would adversely affect the Bill Me Later service.
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
We anticipate that the volume of credit extended by WebBank (the financial institution issuing the Bill Me Later credit products) will increase as we begin to enable qualified buyers with a PayPal account to use Bill Me Later as a payment funding option for transactions on eBay.com and on certain merchant websites that accept PayPal. We purchase the receivables relating to these consumer loans extended by the issuing bank, and therefore bear the risk of loss. Like other businesses with significant exposure to losses from consumer credit, the Bill Me Later service faces the risk that certain account holders will default on their payment obligations, making the receivables uncollectible and creating the risk of potential charge-offs. The rate at which receivables were charged off as uncollectible, or the net charge-off rate, was approximately 7.71% and 4.86%, respectively, for the fiscal year ended December 31, 2010 and the three months ended March 31, 2011. The nonpayment rate among Bill Me Later users may increase due to, among other things, worsening economic conditions, such as the current recession in the U.S., and higher unemployment rates. Consumers who miss payments on their obligations often fail to repay them, and consumers who file for protection under the bankruptcy laws generally do not repay their credit. The age and rate of growth of the receivables related to a consumer credit portfolio also affects the rate of missed payments and accounts charged off as uncollectible.
We currently fund the purchase of receivables related to Bill Me Later accounts through the sale of commercial paper, our cash balances and free cash flow generated from our portfolio of businesses. Effective September 1, 2010, we fund the purchase of receivables generated through new Bill Me Later accounts using funds from our international subsidiaries; this funding is facilitated through our Luxembourg-based bank. A downgrade in our credit ratings, particularly our short-term credit ratings, would likely reduce the amount of commercial paper we could issue (or, in certain circumstances, could prevent us from making commercial paper borrowings), increase our commercial paper borrowing costs, or both. If we are unable to fund our purchase of receivables related to the Bill Me Later business adequately or in a cost-effective manner, the growth and profitability of this business could be significantly and adversely affected.
Additionally, in providing the Bill Me Later service, we face other risks similar to those faced by PayPal, including the risk of system failures, security breaches or other loss of customer data, fraud, intellectual property claims, compliance failures, and changes to regulations relating to credit offerings (including those stemming from the continued implementation of the financial reform law enacted in 2010), as described elsewhere in these Risk Factors, including under the captions “Government inquiries may lead to charges or penalties” and “If our Payments business is found to be subject to or in violation of any laws or regulations, including those governing money transmission, electronic funds transfer, money laundering, counter-terrorist financing, banking and lending, it could be subject to liability, licensure and regulatory approval and may be forced to change its business practices.”
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
Our decision to launch our PayPal Developer Platform, which is open to third-party developers, subjects us to additional risks.
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
Our international expansion has been rapid and our international business, especially in Germany, Korea and the U.K., has also become critical to our revenues and profits. Net revenues outside the U.S. accounted for approximately 54% and 55% of our net revenues, respectively, in the fiscal year ended December 31, 2010 and the three months ended March 31, 2011. In April 2011, we announced our agreement to acquire additional shares in GittiGidiyor, a Turkish online marketplace, to increase our ownership stake in GittiGidiyor to approximately 93%.
Expansion into international markets, such as our entry into Turkey upon the completion of our acquisition of additional shares in GittiGidiyor and PayPal's entry into emerging markets, requires management attention and resources and requires us to localize our services to conform to local cultures, standards and policies. The commercial, financial, Internet, and transportation infrastructure in lesser-developed countries may make it more difficult for us to replicate our business models. In many countries, we compete with local companies that understand the local market better than we do, and we may not benefit from first-to-market advantages. We may not be successful in expanding into particular international markets or in generating revenues from foreign operations. For example, in 2002 we withdrew our eBay marketplace offering from the Japanese market, and in 2007 we contributed our business in China to a joint venture with a local Chinese company. Even if we are successful in developing new markets, we often expect the costs of operating new sites to exceed our net revenues from those sites for at least 12 months in most countries.
As we continue to expand internationally, including through the expansion of our businesses, we are increasingly subject to risks of doing business internationally, including the following:

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

•	cultural ambivalence towards, or non-acceptance of, online trading or online payments;

•	laws and business practices that favor local competitors or prohibit or limit foreign ownership of certain businesses;

•	difficulties in integrating with local payment providers, including banks, credit and debit card networks, and electronic fund transfer systems;

•	differing levels of retail distribution, shipping, and Internet infrastructures;

•	different employee/employer relationships and labor laws, and the existence of workers' councils and labor unions;

•	difficulties in staffing and managing foreign operations;

•	challenges associated with joint venture relationships and minority investments, including dependence on our joint venture partners;

•	difficulties in implementing and maintaining adequate internal controls;

•	longer payment cycles, different accounting practices, and greater problems in collecting accounts receivable;

•	potentially adverse tax consequences, including local taxation of our fees or of transactions on our websites;

•	higher Internet service provider costs;

•	different and more stringent user protection, data protection, privacy and other laws;

•	seasonal reductions in business activity;

•	expenses associated with localizing our products, including offering customers the ability to transact business in the local currency;

•	restrictions on the repatriation of funds, foreign currency exchange restrictions, and exchange rate fluctuations;

•	volatility in a specific country's or region's political, economic or military conditions (e.g., in South Korea relating to its disputes with North Korea);

•	challenges associated with maintaining relationships with local law enforcement and related agencies;

•	potentially higher incidence of fraud and corruption and higher credit loss risks; and

•	differing intellectual property laws.

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
On March 28, 2011, we announced that we signed an agreement to acquire GSI Commerce, Inc., which provides ecommerce and interactive marketing services. For a discussion of new risks associated with GSI's business, please see the caption “Our expected acquisition of GSI Commerce, Inc. exposes us to new risks,” below. In April 2011, we announced our agreement to acquire additional shares of in GittiGidiyor, a Turkish online marketplace, to increase our ownership stake in GittiGidiyor to approximately 93%. For a discussion of risks associated with our expansion into Turkey, which represents a new international market for us, please see the risk factor caption "There are many risks associated with our international operations," above.
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
Our expected acquisition of GSI Commerce, Inc. exposes us to new risks.

On March 28, 2011, we announced that we signed an agreement to acquire GSI Commerce, Inc. (“GSI”), which provides ecommerce and interactive marketing services. We also announced that as part of the transaction, we would divest 100% of GSI's licensed sports merchandise business and 70% of GSI's Rue La La and ShopRunner businesses.

If the acquisition of GSI is completed, we will be subject to additional risks specific to GSI's business, in addition to the general risks related to acquisitions described above. These specific risks are described in detail in GSI's annual report on Form 10-K and quarterly reports on Form 10-Q, and include, among others:

•	GSI's ability to compete successfully against current and future competitors in the ecommerce and global marketing services segments;

•	GSI's business is highly seasonal, with the fourth quarter holiday season accounting for a disproportionate amount of annual net revenues;

•	GSI's ability to cost-effectively implement, and successfully migrate clients to, its enhanced “v11” ecommerce platform;

•	GSI's existing long-term incentive plans with certain of its executive and employees, which are tied in certain cases to the performance of specific GSI businesses;

•	GSI's ability to develop and maintain commercial and other business relationships; and

•	contractual obligations under commercial agreements regarding GSI's provision of ecommerce services to merchants and brands.

Since the announcement of the proposed merger, five putative stockholder class action complaints challenging the transaction (one of which also purports to be brought derivatively on behalf of GSI) have been filed in the Court of Chancery of the State of Delaware against various combinations of, among others, GSI, the members of GSI's Board of Directors, certain of GSI's non-director officers, eBay and NRG Commerce LLC (“NRG”), an entity wholly-owned by Mr. Michael G. Rubin, the Chairman, President and Chief Executive Officer of GSI. The complaints generally allege, among other things, that the members of GSI's Board of Directors breached their fiduciary duties owed to GSI's stockholders by entering into the merger agreement, approving the proposed merger, and failing to take steps to maximize value for GSI's public stockholders; that Mr. Rubin breached his fiduciary duties owed to GSI's public stockholders by engaging in a transaction pursuant to which eBay agreed to sell all or a portion of certain subsidiaries of GSI to NRG after the completion of the merger; and that various combinations of parties, including eBay, NRG, and GSI, aided and abetted such breaches of fiduciary duties. In addition, the complaints allege that the transaction improperly favors eBay and Mr. Rubin; unjustly enriches certain of the defendants; and that certain provisions of the merger agreement unduly restrict GSI's ability to negotiate with other potential bidders. As noted above, the plaintiff in one of these actions also purports to bring derivative claims on behalf of GSI, alleging that the individual members of GSI's Board of Directors and certain of its non-director officers are wasting corporate assets, unjustly enriching themselves, and breaching their fiduciary duties, and that eBay and one of its subsidiaries are aiding and abetting such breaches of fiduciary duties. The complaints generally seek, among other things, declaratory and injunctive relief concerning the alleged fiduciary breaches, injunctive relief prohibiting the defendants from consummating the proposed merger, and other forms of equitable relief.

On April 20, 2011 and April 21, 2011, plaintiffs in two of the actions filed amended complaints which added breach of fiduciary duty claims against the GSI Board of Directors for allegedly inadequate and/or misleading disclosure in GSI's preliminary proxy statement. The amended complaints also added as defendants certain additional GSI officers. From April 5, 2011 through April 21, 2011, plaintiffs in four of the actions filed motions for expedited treatment of the litigation in anticipation of a motion for preliminary injunction, and plaintiffs in three of the actions have filed competing motions to consolidate the actions and for appointment as lead plaintiff in the consolidated matter. Those motions are currently pending before the Court of Chancery.

On April 21, 2011, a purported GSI stockholder filed a putative class action challenging the transaction in the Court of Common Pleas of Montgomery County, Pennsylvania against, among others, GSI, the members of GSI's Board of Directors, certain of GSI's non-director officers, eBay and NRG. The complaint asserts claims for breach of fiduciary duties against GSI's Board of Directors and Mr. Rubin and for aiding and abetting such breaches of fiduciary duty against eBay, GSI and NRG. The allegations in the Pennsylvania complaint mirror those in the complaints filed in the Delaware actions described above.

We believe the claims asserted in these suits are without merit and intend to defend against them vigorously.
Our business and users may be subject to sales tax and other taxes.

The application of indirect taxes (such as sales and use tax, value-added tax (VAT), goods and services tax, business tax, and gross receipt tax) to ecommerce businesses such as eBay and to our users is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the adoption and growth of the Internet and ecommerce. In many cases, it is not clear how existing statutes apply to the Internet or ecommerce. In addition, some jurisdictions have implemented or may implement laws specifically addressing the Internet or some aspect of ecommerce. For example, the State of New York has passed legislation that requires any out-of-state seller of tangible personal property to collect and remit New York use tax if the seller engages affiliates above certain financial thresholds in New York to perform certain business promotion activities. Several ecommerce companies are challenging this new law. North Carolina, Rhode Island, Illinois, Arkansas and South Dakota have also enacted similar laws related to affiliates, and a number of other states appear to be considering similar legislation. The adoption of such legislation by states where eBay has significant operations that perform certain business promotion activities could result in a use tax collection responsibility for certain of our sellers. This collection responsibility and the additional costs associated with complex use tax collection, remittance and audit requirements would make selling on our websites less attractive for small business retailers, and would harm our business.
The State of Colorado has enacted legislation that takes a different approach by imposing a set of use tax collection notice and reporting requirements (but not the actual tax collection responsibility) on certain retailers with no physical presence in Colorado. The law is designed to aid Colorado in collecting use tax from Colorado residents who purchase taxable items from out-of-state retailers. The regulation promulgated by the Colorado Department of Revenue excludes from these reporting obligations businesses that sell $100,000 or less into the state in a calendar year, thus limiting the impact on our sellers. The law has been challenged in Federal Court by a number of out-of-state retailers and a Federal District Court has issued an injunction blocking enforcement of the regulations pending a resolution of the case. Oklahoma has enacted a similar law. While the recent laws in New York, North Carolina, Rhode Island, Illinois, Arkansas, South Dakota, Oklahoma and Colorado do not specifically apply to our business, the proliferation of such state legislation, to expand sales and use tax collection on Internet sales, could adversely affect some of our sellers and indirectly harm our business.
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
We do not collect taxes on the goods or services sold by users of our services. One or more states or the federal government or foreign countries may seek to impose a tax collection, reporting or record-keeping obligation on companies that engage in or facilitate ecommerce. Such an obligation could be imposed by legislation intended to improve tax compliance (and legislation to such effect has been discussed in the U.S. Congress, several states, and a number of foreign jurisdictions) or if an eBay company was ever deemed to be the legal agent of the users of our services by a jurisdiction in which eBay operates. In July 2008, the Housing and Economic Recovery Act of 2008 (H.R. 3221) was signed into law. This law contains provisions that require companies that provide payments over electronic means to users to report to the Internal Revenue Service (IRS) information on payments received by certain customers. The legislation, effective for payments received after December 31, 2010, requires PayPal and other electronic payments providers, as well as potentially StubHub and similar companies, to report to the IRS on U.S.-based customers who receive more than $20,000 in payments and more than 200 payments in a year, and to request tax ID numbers from U.S. users and track payments by tax ID number. We have had to modify our software to meet these requirements and expect increased operational costs in connection with complying with these reporting obligations. The IRS regulations may also require us to collect a certification of non-U.S. taxpayer status from international merchants. These requirements may decrease seller activity on our sites and harm our business. Any failure by us to meet these new requirements could result in substantial monetary penalties and other sanctions and could harm our business.
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
Our tickets business, which includes our StubHub business, is subject to numerous risks. Many jurisdictions have laws and regulations covering the resale of event tickets. Some jurisdictions prohibit the resale of event tickets at prices above the face value of the tickets or at all, or highly regulate the resale of tickets, and new laws and regulations or changes to existing laws and regulations imposing these or other restrictions may be adopted that could limit or inhibit our ability to operate, or our users' ability to continue to use, our tickets business. Regulatory agencies or courts may claim or hold that we are responsible for ensuring that our users comply with these laws and regulations or that we or our users are either subject to licensure or prohibited from reselling event tickets in their jurisdictions. In October 2007, two plaintiffs filed a purported class action lawsuit in North Carolina Superior Court alleging that StubHub sold (and facilitated and participated in the sale) of concert tickets to plaintiffs with the knowledge that the tickets were resold in violation of North Carolina's maximum ticket resale price law (which has been subsequently amended). In February 2011, the trial court granted plaintiffs' motion for summary judgment, concluding that immunity under the Communications Decency Act did not apply. The trial court further held that StubHub violated the North Carolina unfair and deceptive trade practices statute as it pertains to the two named plaintiffs, and certified its decision for immediate appeal to the North Carolina Court of Appeals. StubHub has appealed this decision.
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
A number of companies offer a variety of services that provide channels for buyers to find and buy items from sellers of all sizes, including online aggregation and classifieds websites such as craigslist (in which we own a minority equity stake), Google Merchant Center, Oodle.com and a number of international websites operated by Schibsted ASA. In certain markets, our fixed-price listing and traditional auction-style listing formats are increasingly being challenged by other formats, such as classifieds. Our classifieds websites, including eBay Classifieds, Kijiji, Marktplaats, mobile.de, Gumtree, Den Blå Avis, BilBasen and Rent.com, offer classifieds listings in the U.S. and a variety of local international markets. In many markets in which they operate, including in the U.S., our classified platforms compete against more established online and offline classifieds platforms.
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
We also compete with many local, regional, and national specialty retailers and exchanges in each of the major categories of products offered on our site. For example, category-specific competitors to offerings in our “Collectibles” category include, among others, Artfact, Beckett, BidStart.com, Bonanza, Bonhams & Butterfields, Bowers and Merena, Bradford Exchange, Christie's, Collectors Universe, etsy, Franklin Mint, Go Collect, Heritage, Littletoncoin, Replacements.com, Ruby Lane,

Sotheby's, Tias, U.S. Mint, U.S. Postal Service, antique and collectible dealers, antique and collectible fairs, auction houses, estate sales, flea markets and swap meets, independent coin and stamp dealers, and specialty retailers.
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
PayPal
The markets for PayPal's product are intensely competitive and are subject to rapid technological change, including but not limited to: mobile payments, electronic funds transfer networks starting to allow Internet access, cross-border access to networks, creation of new networks, expansion of prepaid cards, and bill pay networks. PayPal competes with existing online and offline payment methods, including, among others:

•
payment card merchant processors that offer their services to online merchants and multi-channel merchants, including American Express, Chase Paymentech, First Data, Wells Fargo, WorldPay, Barclays Merchant Services, Global Payments, Inc. and Square; and payment gateways, including CyberSource (which Visa has acquired) and Authorize.net (which has merged with CyberSource);

•	money remitters such as MoneyGram, Western Union, Global Payments, Inc. and Euronet;

•	bill payment services, including CheckFree, a subsidiary of Fiserv;

•
processors that provide online merchants the ability to offer their customers the option of paying for purchases from their bank account or paying on credit, including American Express's newly-launched Serve, Acculynk, Moneta, eBillMe, and TeleCheck, a subsidiary of First Data, and Sofortuberweisung in Germany;

•	providers of traditional payment methods, particularly credit cards, checks, money orders, and Automated Clearing House transactions;

•	issuers of stored value targeted at online payments, including VisaBuxx, NetSpend, GreenDot, PayNearMe and UKash;

•	mobile payments, including Obopay, Amazon Payments, ISIS, Buyster, Mpass, O2 Money, Crandy, LUUP and Payforit;

•	Amazon Payments, which offers online merchants the ability to accept credit card- and bank-funded payments from Amazon's base of online customers on the merchant's own website;

•	Google Checkout, which enables the online payment of merchants using credit cards;

•	AliPay, which operates primarily in China but has announced plans to expand internationally;

•	Other providers of online account-based payments, such as Moneybookers and ClickandBuy (primarily in the EU), Paymate and Visa PayClick in Australia,

•	payment services targeting users of social networks and online gaming, including Facebook and Hi5 credits, PlaySpan (recently acquired by Visa), Boku and Zong;

•
payment services enabling banks to offer their online banking customers the ability to send and receive payments through their bank account, including ZashPay from Fiserv and Popmoney from CashEdge, both of which have announced collaboration agreements with Visa; and

•	online shopping services that provide special offers linked to a specific payment provider, such as Visa's RightCliq, MasterCard MarketPlace, TrialPay and Tapjoy.

Some of these competitors have longer operating histories, significantly greater financial, technical, marketing, customer service and other resources, greater name recognition, or a larger base of customers in affiliated businesses than PayPal. PayPal's competitors may respond to new or emerging technologies and changes in customer requirements faster and more effectively than PayPal. Some of these competitors may also be subject to less burdensome licensing, anti-money laundering, and other regulatory requirements than PayPal, which is subject to additional regulations based on, among other factors, its licensure as a bank in Luxembourg. They may devote greater resources to the development, promotion, and sale of products and services than PayPal, and they may offer lower prices. For example, Google Checkout has offered free payments processing on transactions in an amount proportionate to certain advertising spending with Google. Competing services tied to established banks and other financial institutions may offer greater liquidity and engender greater consumer confidence in the safety and efficacy of their services than PayPal. In addition, in certain countries, such as Germany, Netherlands and Australia, electronic funds transfer is a leading method of payment for both online and offline transactions. As in the U.S., established banks and other financial institutions that do not currently offer online payments could quickly and easily develop such a service.
The principal competitive factors for PayPal include the following:

•	ability to attract and retain both buyers and sellers with relatively low marketing expense;

•	ability to show that sellers will achieve incremental sales by offering PayPal;

•	security of transactions and the ability for buyers to use PayPal without sharing their financial information with the seller;

•	low fees and simplicity of fee structure;

•	ability to develop services across multiple commerce channels, including mobile payments and payments at the physical point of sale;

•	trust in PayPal's dispute resolution and buyer and seller protection programs;

•	customer service; and

•	brand recognition.
With respect to our online competition, additional competitive factors include:

•	website ease-of-use and accessibility;

•	system reliability;

•	data security; and

•	quality of developer tools such as our Application Programming Interfaces and Software Development Kits.
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
We receive scrutiny from various government agencies under U.S. and foreign competition laws. Some jurisdictions also provide private rights of action for competitors or consumers to assert claims of anti-competitive conduct. Other companies and government agencies have in the past and may in the future allege that our actions violate the antitrust or competition laws of the U.S. or other countries, or otherwise constitute unfair competition. Contractual agreements with buyers, sellers, or other companies could give rise to regulatory action or antitrust litigation. Also, our unilateral business practices could give rise to regulatory action or antitrust litigation. Some regulators, particularly those outside of the U.S., may perceive our business to have so much market power that otherwise uncontroversial business practices could be deemed anticompetitive. For example, in the U.S., we have been sued by a plaintiff representing a putative class of sellers who alleges that we have illegally monopolized a market for online auctions. See “Item 1 - Legal Proceedings” above. In Korea, the national competition authority has investigated allegations that we have engaged in illegal exclusive conduct and rendered a decision against us in October 2010. The case is on appeal through two administrative lawsuits, and a further investigation is now being conducted by the prosecutor's office. The competition authorities in Germany and Australia have conducted investigations (now completed) of various actions taken by our businesses. Such claims and investigations, even if without foundation, typically are very expensive to defend, involve negative publicity and substantial diversion of management time and effort, and could result in significant judgments against us.
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
At March 31, 2011, we had $1.8 billion in unsecured indebtedness outstanding, as well as $1.8 billion of available borrowing capacity under our existing unsecured revolving credit facility. We may incur additional indebtedness in the future, including under our revolving credit facility or through public or private offerings of debt securities. Our outstanding indebtedness and any additional indebtedness we incur may have important consequences, including, without limitation, the following:

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

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchase activity during the three months ended March 31, 2011 was as follows:

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet be Purchased Under the Programs (1)
January 1, 2011 - January 31, 2011	2,200,000	$30.63	2,200,000	$1,876,327,752
February 1, 2011 - February 28, 2011	6,828,600	$33.08	6,828,600	$1,650,468,073
March 1, 2011 - March 31, 2011	1,975,528	$31.93	1,971,400	$1,587,513,128
	11,004,128		11,000,000

(1)    In September 2010, our Board authorized a stock repurchase program that provides for the repurchase of up to $2.0 billion of our common stock, with no expiration from the date of authorization, for the purpose of offsetting the impact of dilution from our equity compensation programs. During the three months ended March 31, 2011, we repurchased approximately $356.2 million of our common stock under this stock repurchase program at an average price of $32.38 per share. As of March 31, 2011, approximately $1.6 billion remained available for further purchases of our common stock under this stock repurchase program.

(2)    Includes shares of stock withheld from employees to satisfy tax obligations with respect to restricted stock awards.

Item 3:    Defaults Upon Senior Securities

Not applicable.

Item 5:    Other Information

Submission of Matters to a Vote of Security Holders

The 2011 Annual Meeting of Stockholders (the "Annual Meeting") of eBay Inc. was held on April 28, 2011.
The final results for each matter submitted to a vote of stockholders at the Annual Meeting are as follows:

Each of the four directors proposed by eBay for re-election was elected by the following votes to serve until eBay's 2014 Annual Meeting of Stockholders or until his respective successor has been elected and qualified. The voting results were as follows:

Director Name	Votes For	Votes Against	Abstensions	Broker Non-Votes
Fred D. Anderson	1,078,746,184	3,811,626	1,114,617	78,601,198
Edward W. Barnholt	1,049,250,627	33,320,010	1,101,790	78,601,198
Scott D. Cook	1,069,540,625	13,030,200	1,101,602	78,601,198
John J. Donahoe	1,076,123,951	6,459,932	1,088,544	78,601,198

Stockholders approved, on an advisory basis, the compensation of eBay's named executive officers. The voting results were as follows:

Votes For	Votes Against	Abstensions	Broker Non-Votes
794,456,000	288,036,981	1,179,446	78,601,198

Stockholders approved, on an advisory basis, the holding of an advisory vote every year on compensation of eBay's named executive officers. The voting results were as follows:

Every Year	Every Two Years	Every Three Years	Abstensions	Broker Non-Votes
956,374,840	857,785	125,299,312	1,140,490	78,601,198
Based on these results, the Board of Directors has determined that eBay will hold an advisory vote on compensation of eBay's named executive officers every year.

Stockholders ratified the appointment of PricewaterhouseCoopers LLP as eBay's independent auditors for eBay's fiscal year ending December 31, 2011. The voting results were as follows:

Votes For	Votes Against	Abstensions
1,157,925,681	3,914,343	433,601

Stockholders voted in favor of a stockholder proposal regarding certain supermajority stockholder voting standards. The voting results were as follows:

Votes For	Votes Against	Abstensions	Broker Non-Votes
691,893,842	389,134,070	2,644,515	78,601,198

Item 6:    Exhibits

Exhibit 2.01+	Agreement and Plan of Merger, dated March 27, 2011, among eBay Inc., Gibraltar Acquisition Corp. and GSI Commerce, Inc.
Exhibit 12.01	Statement regarding computation of ratio of earnings to fixed charges.
Exhibit 31.01	Certification of Registrant's Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.02	Certification of Registrant's Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.01	Certification of Registrant's Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.02	Certification of Registrant's Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+    Filed as an exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2011, and incorporated herein by reference.

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

eBay Inc.
Principal Executive Officer:

		By:	/s/ John Danahoe
John Donahoe
President and Chief Executive Officer
Date:	April 28, 2011
Principal Financial Officer:

		By:	/s/ Robert H. Swan
Robert H. Swan
Senior Vice President and Chief Financial Officer
Date:	April 28, 2011
Principal Accounting Officer:

		By:	/s/ Phillip P. DePaul
Phillip P. DePaul
Vice President, Chief Accounting Officer
Date:	April 28, 2011

INDEX TO EXHIBITS

Exhibit 2.01+	Agreement and Plan of Merger, dated March 27, 2011, among eBay Inc., Gibraltar Acquisition Corp. and GSI Commerce, Inc.
Exhibit 12.01	Statement regarding computation of ratio of earnings to fixed charges.
Exhibit 31.01	Certification of Registrant's Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.02	Certification of Registrant's Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.01	Certification of Registrant's Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.02	Certification of Registrant's Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+    Filed as an exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2011, and incorporated herein by reference.

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