Form 10-Q
period 2011-06-30
EBAY INC
filed 2011-07-22
CIK 1065088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 18, 2011, there were 1,288,759,170 shares of the registrant's common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PART I: FINANCIAL INFORMATION
Item 1:    Financial Statements
eBay Inc.
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2011	December 31, 2010
	(In thousands, except par value amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,265,826	$5,577,411
Short-term investments	1,131,100	1,045,403
Accounts receivable, net	568,860	454,366
Loans and interest receivable, net	1,039,887	956,189
Funds receivable and customer accounts	3,362,209	2,550,731
Other current assets	493,210	481,238
Total current assets	9,861,092	11,065,338
Long-term investments	3,078,398	2,492,012
Property and equipment, net	1,727,081	1,523,333
Goodwill	8,263,705	6,193,163
Intangible assets, net	1,443,832	540,711
Other assets	459,846	189,205
Total assets	$24,833,954	$22,003,762
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$1,015,484	$300,000
Accounts payable	246,472	184,963
Funds payable and amounts due to customers	3,362,209	2,550,731
Accrued expenses and other current liabilities	1,366,636	1,343,888
Deferred revenue	105,387	96,464
Income taxes payable	47,084	40,468
Total current liabilities	6,143,272	4,516,514
Deferred and other tax liabilities, net	894,797	645,457
Long-term debt	1,530,211	1,494,227
Other liabilities	55,792	45,385
Total liabilities	8,624,072	6,701,583
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock, $0.001 par value; 3,580,000 shares authorized; 1,288,414 and 1,297,710 shares outstanding	1,528	1,513
Additional paid-in capital	10,870,718	10,480,709
Treasury stock at cost, 239,687 and 215,082 shares	(6,872,815)	(6,091,435)
Retained earnings	10,919,350	10,160,078
Accumulated other comprehensive income	1,291,101	751,314
Total stockholders' equity	16,209,882	15,302,179
Total liabilities and stockholders' equity	$24,833,954	$22,003,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
	(Unaudited)
Net revenues	$2,760,274	$2,215,379	$5,305,883	$4,411,436
Cost of net revenues	773,462	615,371	1,502,440	1,221,926
Gross profit	1,986,812	1,600,008	3,803,443	3,189,510
Operating expenses:
Sales and marketing	607,954	478,236	1,140,633	924,397
Product development	297,035	225,317	571,817	435,456
General and administrative	391,251	262,100	684,729	538,843
Provision for transaction and loan losses	118,497	92,032	225,588	198,061
Amortization of acquired intangible assets	53,276	48,895	97,372	102,147
Restructuring	(100)	8,863	(249)	17,432
Total operating expenses	1,467,913	1,115,443	2,719,890	2,216,336
Income from operations	518,899	484,565	1,083,553	973,174
Loss on divested business	(256,501)	—	(256,501)	—
Interest and other income (expense), net	28,576	14,821	32,268	20,867
Income before income taxes	290,974	499,386	859,320	994,041
Provision for income taxes	(7,567)	(87,194)	(100,048)	(184,196)
Net income	$283,407	$412,192	$759,272	$809,845
Net income per share:
Basic	$0.22	$0.31	$0.59	$0.62
Diluted	$0.22	$0.31	$0.58	$0.61
Weighted average shares:
Basic	1,296,537	1,310,042	1,296,792	1,305,595
Diluted	1,314,718	1,329,618	1,317,318	1,327,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
	(Unaudited)
Net income	$283,407	$412,192	$759,272	$809,845
Other comprehensive income (loss):
Foreign currency translation	163,390	(536,686)	517,411	(691,411)
Unrealized gains (losses) on investments, net	(18,808)	30,019	103,066	2,132
Unrealized gains (losses) on hedging activities	1,283	7,746	(42,254)	35,869
Tax benefit (provision) on above items	6,666	(14,436)	(38,436)	(3,561)
Net change in accumulated other comprehensive income (loss)	152,531	(513,357)	539,787	(656,971)
Comprehensive income (loss)	$435,938	$(101,165)	$1,299,059	$152,874

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2011	2010
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$759,272	$809,845
Adjustments:
Provision for transaction and loan losses	225,588	198,061
Depreciation and amortization	400,684	375,839
Stock-based compensation	237,710	194,052
Loss on divested business	256,501	—
Gain on acquisition of a business	(17,055)	—
Changes in assets and liabilities, net of acquisition effects	(380,354)	(433,156)
Net cash provided by operating activities	1,482,346	1,144,641
Cash flows from investing activities:
Purchases of property and equipment, net	(388,351)	(359,457)
Changes in principal loans receivable, net	(98,650)	(48,110)
Purchases of investments	(1,229,345)	(1,294,201)
Maturities and sales of investments	860,498	752,906
Acquisitions, net of cash acquired	(2,846,886)	(7,000)
Repayment of Skype note receivable	—	125,000
Other	(102,901)	(4,773)
Net cash used in investing activities	(3,805,635)	(835,635)
Cash flows from financing activities:
Proceeds from issuance of common stock	156,459	99,639
Repurchases of common stock	(781,380)	—
Excess tax benefits from stock-based compensation	58,608	24,457
Tax withholdings related to net share settlements of restricted stock awards and units	(113,794)	(73,733)
Net borrowings under commercial paper program	700,000	—
Repayment of acquired debt	(186,233)	—
Funds receivable and customer accounts	(763,153)	(99,040)
Funds payable and amounts due to customers	763,153	99,040
Net cash (used in) provided by financing activities	(166,340)	50,363
Effect of exchange rate changes on cash and cash equivalents	178,044	(321,745)
Net (decrease) increase in cash and cash equivalents	(2,311,585)	37,624
Cash and cash equivalents at beginning of period	5,577,411	3,999,818
Cash and cash equivalents at end of period	$3,265,826	$4,037,442
Supplemental cash flow disclosures:
Cash paid for interest	$13,685	$—
Cash paid for income taxes	$135,564	$448,264
Non-cash investing and financing activities:
Common stock options assumed pursuant to acquisition	$24,762	$—
Note receivable from divested business	$286,800	$—
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

We currently have three business segments: Marketplaces, Payments, and GSI. Our Marketplaces segment provides the infrastructure to enable global online commerce on a variety of platforms, including the eBay.com platform and its localized counterparts and our other online platforms, such as our online classifieds businesses (including our apartment listing service platform, Rent.com), our secondary tickets marketplace (StubHub), our online shopping comparison website (Shopping.com), and our fixed price media marketplace (Half.com). Our Payments segment is comprised of our online payment solutions PayPal and Bill Me Later. Our GSI segment, which consists of our recently acquired GSI Commerce (GSI) business, offers a comprehensive suite of ecommerce services that enable companies to operate ecommerce businesses, integrate their ecommerce businesses with their multi-channel offerings and exploit digital marketing channels. We added the GSI segment upon the completion of our acquisition of GSI on June 17, 2011, and the results of our new GSI segment have been included in our consolidated results of operations from the acquisition date.

When we refer to “we,” “our,” “us” or “eBay” in this document, we mean the current Delaware corporation (eBay Inc.) and its California predecessor, as well as all of our consolidated subsidiaries.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to provisions for transaction and loan losses, bad debts, legal contingencies, income taxes, revenue recognition, stock-based compensation and the recoverability of goodwill and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

Principles of consolidation and basis of presentation

The accompanying condensed financial statements are consolidated and include the financial statements of eBay Inc. and our majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

We have evaluated all subsequent events through the date the financial statements were issued.

The condensed consolidated financial statements include 100% of the assets and liabilities of our majority-owned subsidiaries and the ownership interests of minority investors are recorded as a noncontrolling interest. Investments in private entities where we hold 20% or more but less than a 50% ownership interest and exercise significant influence are accounted for using the equity method of accounting, and our share of the investees' results of operations is included in interest and other income (expense), net. Investments in private entities where we hold less than a 20% ownership interest and we do not have the ability to significantly influence the operations of the investee are accounted for using the cost method of accounting, and our share of the investees' results of operations is not included in our condensed consolidated statement of income, except to the extent of earnings distributions actually received from the investee. Our investment balance in private entities is included in long-term investments.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Recent Accounting Pronouncements

In 2011, the Financial Accounting Standards Board ("FASB") issued new accounting guidance that amends some fair value measurement principles and disclosure requirements. The new guidance states that the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets and prohibits the grouping of financial instruments for purposes of determining their fair values when the unit of account is specified in other guidance. We will adopt this accounting standard upon its effective date for periods ending on or after December 15, 2011, and do not anticipate that this adoption will have a significant impact on our financial position or results of operations.

In 2011, the FASB issued new disclosure guidance related to the presentation of the Statement of Comprehensive Income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. We will adopt this accounting standard upon its effective date for periods ending on or after December 15, 2011, and do not anticipate that this adoption will have any impact on our financial position or results of operations.

Note 2 — Net Income Per Share

Basic net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method. The calculation of diluted net income per share excludes all anti-dilutive shares. The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Numerator:
Net income	$283,407	$412,192	$759,272	$809,845
Denominator:
Weighted average common shares - basic	1,296,537	1,310,042	1,296,792	1,305,595
Dilutive effect of equity incentive plans	18,181	19,576	20,526	22,175
Weighted average common shares - diluted	1,314,718	1,329,618	1,317,318	1,327,770
Net income per share:
Basic	$0.22	$0.31	$0.59	$0.62
Diluted	$0.22	$0.31	$0.58	$0.61
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	17,762	34,693	15,946	32,587

Note 3 - Business Combinations:
During the six months ended June 30, 2011, we completed seven acquisitions, including the acquisitions of GSI Commerce, Inc., brands4friends and GittiGidiyor. Allocation of the purchase consideration for the business combinations completed in the first six months of 2011 is summarized as follows (in thousands):

	Purchase Consideration	Net Tangible Assets Acquired/(Liabilities Assumed)	Purchased Intangible Assets	Goodwill
GSI Commerce, Inc.	$2,377,257	$74,498	$819,100	$1,483,659
brands4friends	193,236	(33,146)	76,143	150,239
GittiGidiyor	235,278	(8,787)	52,700	191,365
Other	142,731	(4,832)	44,820	102,743
Total	$2,948,502	$27,733	$992,763	$1,928,006
The purchase consideration for each acquisition was allocated to the tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase consideration recorded as goodwill. The fair value assigned to identifiable intangible assets acquired has been determined primarily by using valuation methods that discount expected future cash flows to present value using estimates and assumptions determined by management. Purchased identifiable intangible assets are amortized on a straight-line basis over the respective useful lives. We generally do not expect goodwill to be deductible for income tax purposes. The estimation of fair values for tangible assets and intangible assets acquired and liabilities assumed was subject to estimates, assumptions and other uncertainties, and it is possible that the allocation of the purchase consideration reflected in the foregoing table may change.
GSI Commerce, Inc. (GSI)
Acquisition
We completed the acquisition of GSI on June 17, 2011. GSI is a leading provider of ecommerce and interactive marketing services. We acquired GSI to utilize its comprehensive integrated suite of online commerce and interactive marketing services to strengthen our ability to connect buyers and sellers worldwide. We paid $29.25 per share, and assumed restricted stock-based awards with a fair value of approximately $24.8 million resulting in total consideration of approximately $2.4 billion. In addition, we paid an amount equal to $0.33 per share or approximately $24.3 million, which was separate and distinct from the per share merger consideration, to certain GSI security holders in connection with the settlement of litigation related to the acquisition of GSI and recorded in general and administrative expense. GSI is reported as a separate segment.
Divestiture
In conjunction with the acquisition of GSI, we immediately divested 100 percent of GSI's licensed sports merchandise business and 70 percent of GSI's ShopRunner and RueLaLa businesses (together, the "divested businesses"). The divested businesses were sold to a newly formed holding company, NRG Commerce, LLC (which we refer to as NRG), led by GSI's former Chairman, President and Chief Executive Officer, Mr. Michael Rubin, for a note receivable with a face value of $467.0 million. The note receivable bears interest at an annual rate equal to 3-month LIBOR plus 1.10%, matures in December 2018, and is secured by certain assets of the divested businesses. The fair value of the note receivable was determined to be $286.8 million based on comparable market interest rates and is recorded in other assets. The difference between the fair value of the note receivable and the carrying value of the divested businesses resulted in a loss of approximately $256.5 million. The loss was recorded in loss on divested business in our condensed consolidated statement of income.
The carrying value of our retained 30 percent stake in the ShopRunner and RueLaLa businesses was $75.2 million and recorded in long-term investments. We will account for our retained interest in the ShopRunner and RueLaLa businesses under the equity method of accounting and record our proportionate share of net income (loss) on a one-quarter lag as a component of interest and other income (expense), net in our condensed consolidated statement of income. Our exposure to loss resulting from our financing arrangement with NRG and equity investment in RueLaLa and ShopRunner is limited to the carrying value of the note receivable and equity investment. We have also entered into a transitional services agreement, pursuant to which GSI will provide to the divested businesses certain transitional services for a limited period, as well as certain other commercial agreements with the newly formed holding company and its affiliates.
Intangible Assets
The following table sets forth the components of intangible assets acquired in connection with the GSI acquisition (excluding intangible assets sold in connection with the divested businesses) (in thousands):

Description	Fair Value	Useful Life (Years)
Trademarks	$8,400	2
User base	667,900	5
Developed technology	142,800	5
Total	$819,100
The allocation of the purchase price for the acquisition has been prepared on a preliminary basis and changes to that allocation may occur as additional information becomes available. We have included the financial results of GSI in our condensed consolidated financial statements from the date of acquisition.
Pro forma financial information
The unaudited pro forma financial information in the table below summarizes the combined results of our operations and those of GSI for the periods shown as though the acquisition of GSI and the sale of the divested businesses had occurred as of the beginning of fiscal 2010. The pro forma financial information for the periods presented includes the business combination accounting effects of the acquisition, including amortization charges from acquired intangible assets. The pro forma financial information as presented below is for informational purposes only, is subject to a number of estimates, assumptions and other uncertainties, and is not indicative of the results of operations that would have been achieved if the acquisition and divestiture had taken place at January 1, 2010. The unaudited pro forma financial information is as follows (in thousands, except per share amounts):

	Six Months Ended June 30,
	2011	2010
Total revenues	$5,692,106	$4,764,472
Net income	699,540	727,532
Basic earnings per share	$0.54	$0.56
Diluted earnings per share	$0.53	$0.55
brands4friends
Brands4friends, an online shopping club for fashion and lifestyle in Germany, was acquired during the first quarter of 2011 for total cash consideration of approximately $193.2 million. This company is included in our Marketplaces segment. The allocation of the purchase price for this acquisition has been prepared on a preliminary basis and changes to that allocation may occur as additional information becomes available. Our consolidated financial statements include the operating results of brands4friends from the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to our condensed consolidated results of operations.
GittiGidiyor
In the second quarter of 2011, we acquired additional shares of GittiGidiyor, an online marketplace in Turkey. We previously held a noncontrolling interest in GittiGidiyor, and following the completion of the acquisition of these additional shares, we own approximately 93% of the outstanding shares of GittiGidiyor. The following table summarizes the purchase consideration (in thousands):

Cash paid	$182,068
Fair value of non-controlling interest	31,495
Fair value of previously held equity interest	21,715
Total purchase consideration	$235,278

This company is included in our Marketplaces segment. As a result of obtaining control over GittiGidiyor, our previously held 10% interest was remeasured to fair value resulting in a gain of $17.1 million. The gain has been recognized in interest and other income (expense), net in our condensed consolidated statement of income. We recorded the remaining non-controlling interest in additional paid in capital in our condensed consolidated balance sheet as the amount is not significant. The allocation of the purchase price for this acquisition has been prepared on a preliminary basis and changes to that allocation may occur as additional information becomes available. Our consolidated financial statements include the operating results of GittiGidiyor from the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to our condensed consolidated results of operations.
Other
Other acquisition activity during the six months ended June 30, 2011 consisted of four acquisitions. One acquisition is included in our Marketplaces segment and three acquisitions are included in our Payments segment. The purchase consideration for these acquisitions consisted of cash. The allocations of the purchase price for these acquisition has been prepared on a preliminary basis and changes to those allocations may occur as additional information becomes available. Our consolidated financial statements include the operating results of all of these acquisitions from the respective dates of acquisition. Pro forma results of operations have not been presented because the effect of these acquisitions was not material to our condensed consolidated results of operations.
Recent Acquisition Announcements
On June 6, 2011, we announced our agreement to acquire Magento Inc., which operates an open source ecommerce platform. We currently hold 49.9% of the outstanding shares of Magento, and following the completion of the acquisition, we will own 100 percent of the outstanding shares of Magento. The transaction is subject to customary closing conditions, including regulatory approvals, and is expected to close in the third quarter of 2011.
On July 7, 2011, we announced our agreement to acquire Zong, a provider of payments through mobile carrier billing, for total consideration of approximately $240 million, payable in cash. The transaction is subject to customary closing conditions, including regulatory approvals, and is expected to close in the third quarter of 2011.

Note 4 — Goodwill and Intangible Assets

Goodwill

The following table presents goodwill balances and adjustments to those balances for each of our reportable segments during the six months ended June 30, 2011:

	December 31, 2010	Goodwill Acquired	Adjustments	June 30, 2011
	(In thousands)
Reportable segments:
Marketplaces	$4,071,772	$492,104	$143,194	$4,707,070
Payments	2,148,752	128,744	(661)	2,276,835
GSI	—	1,307,158	—	1,307,158
	$6,220,524	$1,928,006	$142,533	$8,291,063

Investments accounted for under the equity method of accounting are classified on our balance sheet as long-term investments. Such investment balances include any related goodwill. As of June 30, 2011 and December 31, 2010, the goodwill related to our equity investments, included above, was approximately $27.4 million.

A portion of the $1.5 billion of goodwill acquired as part of the GSI acquisition was allocated to the marketplaces and payments segments based on synergies expected to be realized. The adjustments to goodwill during the six months ended June 30, 2011 were due primarily to foreign currency translation.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Intangible Assets

The components of identifiable intangible assets are as follows:

	June 30, 2011				December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
	(In thousands, except years)
Intangible assets:
Customer lists and user base	$1,574,625	$(686,130)	$888,495	5	$831,806	$(625,126)	$206,680	6
Trademarks and trade names	753,237	(439,914)	313,323	5	632,899	(381,456)	251,443	5
Developed technologies	412,511	(214,689)	197,822	4	231,312	(192,421)	38,891	3
All other	167,148	(122,956)	44,192	4	156,306	(112,609)	43,697	4
	$2,907,521	$(1,463,689)	$1,443,832		$1,852,323	$(1,311,612)	$540,711

Amortization expense for intangible assets was $65.9 million and $64.7 million for the three months ended June 30, 2011 and 2010, respectively. Amortization expense for intangible assets was $123.2 million and $136.2 million for the six months ended June 30, 2011 and 2010, respectively.

Expected future intangible asset amortization as of June 30, 2011 is as follows (in thousands):

Fiscal Years:
2011 (remaining six months)	$206,118
2012	381,872
2013	346,373
2014	235,424
2015	173,262
Thereafter	100,783
$1,443,832

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 5 — Segments

Operating segments are based upon our internal organization structure, the manner in which our operations are managed and the availability of separate financial information. We have three operating segments: Marketplaces, Payments and GSI.

The following tables summarize the financial performance of our operating segments (in the case of our GSI segment, the following information reflects its operating results from June 17, 2011, the date we acquired GSI):

	Three Months Ended June 30, 2011
	Marketplaces	Payments	GSI	Consolidated
	(In thousands)
Net transaction revenues	$1,349,640	$991,118	$16,060	$2,356,818
Marketing services and other revenues	313,799	81,878	7,779	403,456
Net revenues from external customers	1,663,439	1,072,996	23,839	2,760,274
Direct costs	1,018,675	837,898	24,042	1,880,615
Direct contribution	$644,764	$235,098	$(203)	879,659
Operating expenses and indirect costs of net revenues				360,760
Income from operations				518,899
Loss on divested business				(256,501)
Interest and other income (expense), net				28,576
Income before income taxes				$290,974

	Three Months Ended June 30, 2010
	Marketplaces	Payments	Consolidated
	(In thousands)
Net transaction revenues	$1,182,513	$770,755	$1,953,268
Marketing services and other revenues	215,821	46,290	262,111
Net revenues from external customers	1,398,334	817,045	2,215,379
Direct costs	834,780	654,519	1,489,299
Direct contribution	$563,554	$162,526	726,080
Operating expenses and indirect costs of net revenues			241,515
Income from operations			484,565
Interest and other income (expense), net			14,821
Income before income taxes			$499,386

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Six Months Ended June 30, 2011
	Marketplaces	Payments	GSI	Consolidated
	(In thousands)
Net transaction revenues	$2,634,395	$1,933,827	$16,060	$4,584,282
Marketing services and other revenues	582,306	131,516	7,779	721,601
Net revenues from external customers	3,216,701	2,065,343	23,839	5,305,883
Direct costs	1,942,466	1,609,200	24,042	3,575,708
Direct contribution	$1,274,235	$456,143	$(203)	1,730,175
Operating expenses and indirect costs of net revenues				646,622
Income from operations				1,083,553
Loss on divested business				(256,501)
Interest and other income (expense), net				32,268
Income before income taxes				$859,320

	Six Months Ended June 30, 2010
	Marketplaces	Payments	Consolidated
	(In thousands)
Net transaction revenues	$2,355,452	$1,537,327	$3,892,779
Marketing services and other revenues	429,677	88,980	518,657
Net revenues from external customers	2,785,129	1,626,307	4,411,436
Direct costs	1,638,744	1,281,204	2,919,948
Direct contribution	$1,146,385	$345,103	1,491,488
Operating expenses and indirect costs of net revenues			518,314
Income from operations			973,174
Interest and other income (expense), net			20,867
Income before income taxes			$994,041

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 6 — Fair Value Measurement of Assets and Liabilities

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010:

Description	Balance as of June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In thousands)
Assets:
Cash and cash equivalents	$3,265,826	$3,265,826	$—
Short-term investments:
Restricted cash	23,949	23,949	—
Corporate debt securities	317,861	—	317,861
Government and agency securities	56,673	—	56,673
Time deposits	87,895	—	87,895
Equity instruments	644,722	644,722	—
Total short-term investments	1,131,100	668,671	462,429
Derivatives	17,739	—	17,739
Long-term investments:
Restricted cash	1,390	1,390	—
Corporate debt securities	2,171,405	—	2,171,405
Government and agency securities	89,434	—	89,434
Time deposits and other	5,574	—	5,574
Total long-term investments	2,267,803	1,390	2,266,413
Total financial assets	$6,682,468	$3,935,887	$2,746,581

Liabilities:
Derivatives	$30,748	$—	$30,748

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In thousands)
Assets:
Cash and cash equivalents	$5,577,411	$5,577,411	$—
Short-term investments:
Restricted cash	20,351	20,351	—
Corporate debt securities	372,225	—	372,225
Government and agency securities	66,534	—	66,534
Time deposits	44,772	—	44,772
Equity instruments	541,521	541,521	—
Total short-term investments	1,045,403	561,872	483,531
Derivatives	37,196	—	37,196
Long-term investments:
Restricted cash	1,332	1,332	—
Corporate debt securities	1,605,770	—	1,605,770
Government and agency securities	150,966	—	150,966
Time deposits and other	4,541	—	4,541
Total long-term investments	1,762,609	1,332	1,761,277
Total financial assets	$8,422,619	$6,140,615	$2,282,004

Liabilities:
Derivatives	$4,963	$—	$4,963

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

In addition to the long-term investments noted above, we had approximately $810.6 million and $729.4 million of cost and equity method investments included in long-term investments on our condensed consolidated balance sheet at June 30, 2011 and December 31, 2010, respectively. Our long-term equity investments primarily pertain to our retained 30% interest in Skype. On May 10, 2011, Microsoft Corp. announced that it had entered into a definitive agreement to acquire Skype for $8.5 billion, including debt, which is subject to regulatory approvals and other customary closing conditions and is expected to close in the latter half of 2011.

In Europe, we have two cash pooling arrangements with a financial institution for cash management purposes. These arrangements allow for cash withdrawals from this financial institution based upon our aggregate operating cash balances held in Europe within the same financial institution (“Aggregate Cash Deposits”). These arrangements also allow us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income. As of June 30, 2011, we had a total of $3.4 billion in cash withdrawals offsetting our $3.4 billion in Aggregate Cash Deposits held within the same financial institution under these cash pooling arrangements.

Other financial instruments, including accounts receivable, loans and interest receivable, funds receivable, customer accounts, commercial paper, accounts payable, funds payable and amounts due to customers are carried at cost, which

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

approximates their fair value because of the short-term nature of these instruments. Funds receivable include receivables from promotional credit products offered to certain customers that settle within 12 months ($189.0 million as of June 30, 2011).

Note 7 — Derivative Instruments

Fair Value of Derivative Contracts

The fair value of our outstanding derivative instruments was as follows:

	Derivative Assets Reported in Other Current Assets		Derivative Liabilities Reported in Other Current Liabilities
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
	(In thousands)
Foreign exchange contracts designated as cash flow hedges	$235	$35,853	$21,300	$4,162
Foreign exchange contracts not designated as hedging instruments	8,964	1,343	9,448	801
Other contracts not designated as hedging instruments	8,540	—	—	—
Total fair value of derivative instruments	$17,739	$37,196	$30,748	$4,963

Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following table summarizes the activity of derivative contracts that qualify for hedge accounting as of June 30, 2011 and December 31, 2010, and the impact of designated derivative contracts on accumulated other comprehensive income for the six months ended June 30, 2011:

	December 31, 2010	Amount of gain (loss) recognized in other comprehensive income (effective portion)	Amount of gain (loss) reclassified from accumulated other comprehensive income to net revenue and operating expense (effective portion)	June 30, 2011
	(In thousands)
Foreign exchange contracts designated as cash flow hedges	$13,560	$(40,537)	$1,717	$(28,694)

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Effect of Derivative Contracts on Condensed Consolidated Statement of Income

The following table provides the location in our financial statements of the recognized gains or losses related to our derivative instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Foreign exchange contracts designated as cash flow hedges recognized in net revenues	$(10,461)	$10,437	$(16,942)	$7,863
Foreign exchange contracts designated as cash flow hedges recognized in operating expenses	(4,791)	—	(4,791)	—
Foreign exchange contracts not designated as hedging instruments recognized in interest and other income (expense), net	(204)	9,634	(6,941)	10,739
Total gain (loss) recognized from derivative contracts in the condensed consolidated statement of income	$(15,456)	$20,071	$(28,674)	$18,602

Note 8 - Debt:
The following table summarizes the carrying value of our outstanding debt (in thousands, except percentages):

	Coupon Rate	June 30, 2011	Effective Interest Rate	December 31, 2010	Effective Interest Rate
Long-Term Debt
Senior notes due 2013	0.875%	$399,360	0.946%	$399,220	0.946%
Senior notes due 2015	1.625%	598,081	1.703%	597,857	1.703%
Senior notes due 2020	3.250%	497,296	3.319%	497,150	3.319%
Total senior notes		1,494,737		1,494,227
Note payable		15,802		—
Capital lease obligations		19,672		—
Total long-term debt		$1,530,211		$1,494,227

Short-Term Debt
Commercial paper		$1,000,000		$300,000
Note payable		1,886		—
Capital lease obligations		13,598		—
Total short-term debt		1,015,484		300,000
Total Debt		$2,545,695		$1,794,227
Senior Notes
The effective rates for the fixed-rate debt include the interest on the notes and the accretion of the discount. Interest on these notes is payable semiannually on April 15 and October 15. Interest expense associated with these notes including amortization of debt issuance costs during the three and six months ended June 30, 2011 was approximately $8.0 million and $16.0 million, respectively. At June 30, 2011, the estimated fair value of all notes included in long-term debt was approximately $1.4 billion based on market prices on active markets (Level 1).
Note Payable
Note payable is largely comprised of a mortgage note assumed as part of our acquisition of GSI. The mortgage note bears interest at 6.3% per annum and has a maturity date of July 2014.
Capital Lease Obligations
We acquired certain warehouse equipment and computer hardware and software under capital leases as part of our acquisition of GSI. The capital leases have maturity dates from August 2011 to February 2016 and bear interest at rates ranging from 2% to 9% per annum. The present value of future minimum lease payments was as follows (in thousands):

June 30, 2011
Gross capital lease obligations	$35,538
Imputed interest	(2,268)
Total present value of future minimum lease payments	$33,270
Commercial Paper
We implemented a $1.0 billion commercial paper program pursuant to which we may issue commercial paper notes with maturities of up to 397 days from the date of issue. As of June 30, 2011, the weighted average interest rate on our outstanding commercial paper notes was 0.18%, and the weighted average remaining term of our commercial paper notes was 26 days.
Credit Agreement
As of June 30, 2011, no borrowings or letters of credit were outstanding under our $1.8 billion credit agreement. As described above, we have a $1.0 billion commercial paper program and maintain $1.0 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due. As a result, at June 30, 2011, $0.8 billion of borrowing capacity was available for other purposes permitted by the credit agreement.
As of June 30, 2011, we were in compliance with all covenants related to our debt.

Note 9 — Commitments and Contingencies

Commitments

 As of June 30, 2011, approximately $8.3 billion of unused credit was available to Bill Me Later accountholders. The individual lines of credit that make up this unused credit are subject to periodic review and termination by the chartered financial institution that is the issuer of Bill Me Later credit products based on, among other things, account usage and customer creditworthiness. Currently, when a consumer makes a purchase using a Bill Me Later credit product issued by a chartered financial institution, the chartered financial institution extends credit to the consumer, funds the extension of credit at the point of sale and advances funds to the merchant. We subsequently purchase the receivables related to the consumer loans extended by the chartered financial institution and, as a result of the purchase, bear the risk of loss in the event of loan defaults. Although the chartered financial institution continues to own each customer account, we own the related receivable, and Bill Me Later is responsible for all servicing functions related to the account.

Litigation and Other Legal Matters

Overview

We are involved in legal proceedings on an ongoing basis. If we believe that a loss arising from such matters is probable and can be reasonably estimated, we accrue the estimated liability in our financial statements. If only a range of estimated losses can be determined, we accrue an amount within the range that, in our judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we accrue the low end of the range. Amounts accrued for legal proceedings for which we believe a loss is probable were not material for the three and six months ended June 30, 2011. Except as otherwise noted, we have concluded that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our accruals are also not material. For those proceedings in which an unfavorable outcome is reasonably possible but not probable, we have disclosed an estimate of the reasonably possible loss or range of losses or we have concluded that an estimate of the reasonably possible loss or range of losses arising directly from the proceeding (i.e., monetary damages or amounts paid in judgment or settlement) are not material. If we cannot estimate the probable or reasonably possible loss or range of losses arising from a legal proceeding, we have disclosed that fact.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

In assessing the materiality of a legal proceeding, we evaluate, among other factors, the amount of monetary damages claimed, as well as the potential impact of non-monetary remedies sought by plaintiffs (e.g., injunctive relief) that may require us to change our business practices in a manner that could have a material adverse impact on our business. With respect to the matters disclosed in this Note 9, we are unable to estimate the possible loss or range of losses that could potentially result from the application of such non-monetary remedies.

Specific Matters

In August 2006, Louis Vuitton Malletier and Christian Dior Couture filed two lawsuits in the Paris Court of Commerce against eBay Inc. and eBay International AG. Among other things, the complaint alleged that we violated French tort law by negligently broadcasting listings posted by third parties offering counterfeit items bearing plaintiffs' trademarks and by purchasing certain advertising keywords. Around September 2006, Parfums Christian Dior, Kenzo Parfums, Parfums Givenchy, and Guerlain Société also filed a lawsuit in the Paris Court of Commerce against eBay Inc. and eBay International AG. The complaint alleged that we had interfered with the selective distribution network the plaintiffs established in France and the European Union by allowing third parties to post listings offering genuine perfumes and cosmetics for sale on our websites. In June 2008, the Paris Court of Commerce ruled that eBay and eBay International AG were liable for failing to prevent the sale of counterfeit items on its websites that traded on plaintiffs' brand names and for interfering with the plaintiffs' selective distribution network. The court awarded plaintiffs approximately EUR 38.6 million in damages and issued an injunction (enforceable by daily fines of up to EUR 100,000) prohibiting all sales of perfumes and cosmetics bearing the Dior, Guerlain, Givenchy and Kenzo brands over all worldwide eBay sites to the extent that they are accessible from France. We appealed this decision, and in September 2010, the Paris Court of Appeal reduced the damages award to EUR 5.7 million and modified the injunction. We have further appealed this decision to the French Supreme Court. In 2009, plaintiffs filed an action regarding our compliance with the original injunction, and in November 2009, the court awarded the plaintiffs EUR 1.7 million (the equivalent of EUR 2,500 per day) and indicated that as a large Internet company we could do a better job of enforcing the injunction. Parfums Christian Dior has filed another motion relating to our compliance with the injunction. We have taken measures to comply with the injunction and have appealed these rulings, noting, among other things, the modification of the initial injunction. However, these and similar suits may force us to modify our business practices, which could lower our revenue, increase our costs, or make our websites less convenient to our customers. Any such results could materially harm our business. Other brand owners have also filed suit against us or have threatened to do so in numerous different jurisdictions, seeking to hold us liable for, among other things, alleged counterfeit items listed on our websites by third parties, “tester” and other not for resale consumer products listed on our websites by third parties, alleged misuse of trademarks in listings, alleged violations of selective distribution channel laws, alleged violations of parallel import laws, alleged non-compliance with consumer protection laws and in connection with paid search advertisements. We have prevailed in some of these suits, lost in others, and many are in various stages of appeal. We continue to believe that we have meritorious defenses to these suits and intend to defend ourselves vigorously.
In May 2009, the U.K. High Court of Justice ruled in the case filed by L'Oréal SA, Lancôme Parfums et Beauté & Cie, Laboratoire Garnier & Cie and L'Oréal (UK) Ltd against eBay International AG, other eBay companies, and several eBay sellers (No. HC07CO1978) that eBay was not jointly liable with the seller co-defendants as a joint tortfeasor, and indicated that it would certify to the European Court of Justice ("ECJ") questions of liability for the use of L'Oréal trademarks, hosting liability, and the scope of a possible injunction against intermediaries. On July 12, 2011 the ECJ ruled on the questions certified by the U.K. High Court of Justice. It held that (a) brand names could be used by marketplaces as keywords for paid search advertising without violating a trademark owner's rights if it were clear to consumers that the goods reached via the key word link were not being offered by the trademark owner or its designees but instead by third parties, (b) that marketplaces could invoke the limitation from liability provided by Article 14 of the ecommerce directive if they did not take such an active role with respect to the listings in question that the limitation would not be available, but that even where the limitation was available, the marketplace could be liable if it had awareness (through notice or its own investigation) of the illegality of the listings, (c) that a marketplace would be liable in a specific jurisdiction only if the offers on the site at issue were targeting that jurisdiction, a question of fact, (d) that injunctions may be issued to a marketplace in connection with infringing third party content, but that such injunctions must be proportionate and not block legitimate trade and (e) that trademark rights can only be evoked by a rights owner as a result of a seller's commercial activity as opposed to private activity. The matter will now return to the U.K. High Court of Justice for further action in light of the ECJ opinion. The case was originally filed in July 2007. L'Oréal's complaint alleged that we were jointly liable for trademark infringement for the actions of the sellers who allegedly sold counterfeit goods, parallel imports and testers (not for resale products). Additionally, L'Oréal claimed that eBay's use of L'Oréal brands on its website, in its search engine and in sponsored links, and purchase of L'Oréal trademarks as keywords, constitute trademark infringement. The suit sought an injunction preventing future infringement, full disclosure of the identity of all past and present sellers of infringing L'Oréal goods, and a declaration that our Verified Rights Owner (VeRO) program as then operated was insufficient to prevent such infringement. Other damages claimed are to be specified after the liability stage

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

of the proceedings.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

In March 2007, a plaintiff filed a purported antitrust class action lawsuit against eBay in the Western District of Texas alleging that eBay and its wholly owned subsidiary PayPal “monopolized” markets through various anticompetitive acts and tying arrangements. The plaintiff alleged claims under sections 1 and 2 of the Sherman Act, as well as related state law claims. In April 2007, the plaintiff re-filed the complaint in the U.S. District Court for the Northern District of California (No. 07-CV-01882-RS), and dismissed the Texas action. The complaint seeks treble damages and an injunction. In 2007, the case was consolidated with other similar lawsuits (No. 07-CV-01882JF). In June 2007, we filed a motion to dismiss the complaint. In March 2008, the court granted the motion to dismiss the tying claims with leave to amend and denied the motion with respect to the monopolization claims. Plaintiffs subsequently decided not to refile the tying claims. The plaintiffs' motion on class certification and our motion for summary judgment were heard by the court in December 2009. In March 2010, the District Court granted our motion for summary judgment, denied plaintiffs' motion for class certification as moot, and entered judgment in our favor. Plaintiffs have appealed the District Court's decision, the matter is fully briefed and oral argument was presented in April 2011 before the Ninth Circuit Court of Appeals. In May 2011, the U.S. Ninth Circuit Court of Appeals upheld the District Court's ruling.

eBay's Korean subsidiary, IAC, has notified its approximately 20 million users of a January 2008 data breach involving personally identifiable information including name, address, resident registration number and some transaction and refund data (but not including credit card information or real time banking information). Approximately 147,000 users have sued IAC over this breach in several lawsuits in Korean courts and more may do so in the future. Trial for a group of four representative suits began in August 2009 in the Seoul District Court, and trial for a group of 23 other suits began in September 2009 in the Seoul District Court. There is some precedent in Korea for a court to grant “consolation money” for data breaches without a specific finding of harm from the breach. Such precedents have involved payments of up to approximately $200 per user. In January 2010, the Seoul District Court ruled that IAC had met its obligations with respect to defending the site from intrusion and, accordingly, had no liability for the breach. This ruling has been appealed by approximately 34,000 plaintiffs to the Seoul High Court, where it is currently being heard de novo. A decision is expected in September 2011.

General Matters
Other third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We are subject to additional patent disputes, and expect that we will increasingly be subject to patent infringement claims as our services expand in scope and complexity. In particular, we expect that we may face additional patent infringement claims involving various aspects of our Marketplaces and Payments businesses, and increased exposure to such claims as a result of our recent acquisitions, directly and through indemnification of intellectual property claims against their customers. We have in the past been forced to litigate such claims. We may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act, the Lanham Act and the Communications Decency Act are interpreted by the courts, and as we become subject to laws in jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves are either unclear or less favorable. We believe that additional lawsuits alleging that we have violated patent, copyright or trademark laws will be filed against us. Intellectual property claims, whether meritorious or not, are time consuming and costly to resolve, could require expensive changes in our methods of doing business, or could require us to enter into costly royalty or licensing agreements.
From time to time, we are involved in other disputes or regulatory inquiries that arise in the ordinary course of business including suits by our users (individually or as class actions) alleging, among other things, improper disclosure of our prices, rules or policies, that such prices, rules or policies violate applicable law, or that we have not acted in conformity with such prices, rules or policies. The number and significance of these disputes and inquiries are increasing. Any claims or regulatory actions against us, whether meritorious or not, could be time consuming, result in costly litigation, damage awards (including statutory damages for certain causes of action in certain jurisdictions), injunctive relief or increased costs of doing business through adverse judgment or settlement, require us to change our business practices in expensive ways, require significant amounts of management time, result in the diversion of significant operational resources or otherwise harm our business.

Indemnification Provisions

In the ordinary course of business, we have included limited indemnification provisions in certain of our agreements with parties with which we have commercial relations, including our standard marketing, promotions and application-programming-interface license agreements. Under these contracts, we generally indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with claims by a third party with respect to our domain names, trademarks, logos and other branding elements to the extent that such marks are applicable to our performance under the subject agreement. GSI in many of its major online commerce agreements has provided an indemnity for other types of third-party claims, which are indemnities mainly related to various intellectual property rights, and we have

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

provided similar indemnities in a limited number of agreements for our other businesses. In our PayPal business, we have provided an indemnity to our payment processors in the event of certain third-party claims or card association fines against the processor arising out of conduct by PayPal or PayPal customers. In connection with the sale of Skype, we made certain customary warranties to the buyer in the purchase agreement. Our liability to the buyer for inaccuracies in these warranties is generally subject to certain limitations. With respect to certain specified litigation matters involving Skype that were pending as of the closing of the transaction, we also agreed, among other things, to bear 50% of the cost of any monetary judgment that is rendered in respect of those matters. It is not possible to determine the maximum potential loss under these indemnification provisions due to our limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, no significant costs have been incurred, either individually or collectively, in connection with our indemnification provisions.

Off-Balance Sheet Arrangements

Based on differences in regulatory requirements and commercial law in the jurisdictions where PayPal operates, PayPal holds customer balances either as direct claims against PayPal or as an agent or custodian on behalf of PayPal's customers. Customer funds held by PayPal as an agent or custodian on behalf of our customers are not reflected in our condensed consolidated balance sheet. These funds include funds held on behalf of U.S. customers that are deposited in bank accounts insured by the Federal Deposit Insurance Corporation (subject to applicable limits) and funds that U.S. customers choose to invest in The PayPal Money Market Fund, which totaled approximately $2.7 billion as of June 30, 2011 and December 31, 2010. The PayPal Money Market Fund is invested in a portfolio managed by BlackRock Fund Advisors. The Board of Trustees for the PayPal Money Market Fund has approved the closing and liquidation of the Fund, which is scheduled to occur at the close of business on July 29, 2011.

Note 10 — Stock Repurchase Programs

In September 2010, our Board authorized a stock repurchase program that provides for the repurchase of up to $2.0 billion of our common stock, with no expiration from the date of authorization, for the purpose of offsetting the impact of dilution from our equity compensation programs. The stock repurchase activity under this stock repurchase program during the first six months of 2011 is summarized as follows (in thousands, except per share amounts):

	Shares Repurchased	Average Price per Share	Value of Shares Repurchased	Remaining Amount Authorized
Balance at January 1, 2011	1,880	$29.94	$56,293	$1,943,707
Repurchase of common stock	24,600	31.74	780,759	(780,759)
Balance at June 30, 2011	26,480	$31.61	$837,052	$1,162,948

These repurchased shares were recorded as treasury stock and were accounted for under the cost method. No repurchased shares have been retired.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 11 — Stock-Based Plans

Stock Option Activity

The following table summarizes stock option activity for the six-month period ended June 30, 2011:

Options
(In thousands)
Outstanding at January 1, 2011	43,907
Granted	6,702
Exercised	(5,683)
Forfeited/expired/cancelled	(1,981)
Outstanding at June 30, 2011	42,945

The weighted average exercise price of stock options granted during the period was $30.92 per share and the related weighted average grant date fair value was $9.83 per share.

Restricted Stock Unit Activity

The following table summarizes restricted stock unit ("RSU") activity for the six-month period ended June 30, 2011:

Units
(In thousands)
Outstanding at January 1, 2011	38,348
Awarded and assumed	16,487
Vested	(11,231)
Forfeited	(2,733)
Outstanding at June 30, 2011	40,871

The weighted average grant date fair value for RSUs awarded during the period was $30.24 per share.

 Stock-based Compensation Expense

The impact on our results of operations of recording stock-based compensation expense for the three and six months ended June 30, 2011 and 2010 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Cost of net revenues	$14,333	$11,249	$28,427	$24,283
Sales and marketing	33,489	25,189	68,111	53,680
Product development	33,628	23,991	65,113	51,155
General and administrative	37,403	31,554	76,059	64,934
Total stock-based compensation expense	$118,853	$91,983	$237,710	$194,052
Capitalized in product development	$4,456	$2,709	$7,870	$5,079

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Valuation Assumptions

We calculated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Risk-free interest rate	1.2%	1.4%	1.2%	1.5%
Expected life (in years)	3.7	3.4	3.8	3.4
Dividend yield	—%	—%	—%	—%
Expected volatility	38%	37%	38%	36%

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

Note 12 — Restructuring

2009 Customer Service Consolidation

In 2009, we began the consolidation of certain customer service facilities in North America and Europe to streamline our operations and deliver better and more efficient customer support to our users. The consolidation impacted approximately 1,000 employees. We have completed this consolidation and have incurred aggregate costs of approximately $47.2 million, primarily related to employee severance and benefits.

The following table summarizes by segment the restructuring costs recognized during the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	Employee Severance and Benefits	Facilities	Total	Employee Severance and Benefits	Facilities	Total
	(In thousands)
Marketplaces	$(118)	$18	$(100)	$5,719	$3,135	$8,854
Payments	—	—	—	9	—	9
	$(118)	$18	$(100)	$5,728	$3,135	$8,863

The following table summarizes by segment the restructuring costs recognized during the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	Employee Severance and Benefits	Facilities	Total	Employee Severance and Benefits	Facilities	Total
	(In thousands)
Marketplaces	$205	$(454)	$(249)	$14,250	$3,173	$17,423
Payments	—	—	—	9	—	9
	$205	$(454)	$(249)	$14,259	$3,173	$17,432

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table summarizes the restructuring reserve activity during the six months ended June 30, 2011:

	Employee Severance and Benefits	Facilities	Total
	(In thousands)
Accrued liability as of January 1, 2011	$2,425	$3,559	$5,984
Charges (benefit)	205	(454)	(249)
Payments	(2,488)	(775)	(3,263)
Adjustments	336	516	852
Accrued liability as of June 30, 2011	$478	$2,846	$3,324

In the table above, adjustments primarily reflect the impact of foreign currency translation.

Note 13 — Income Taxes

The following table reflects changes in unrecognized tax benefits for the six-month period ended June 30, 2011:

(In thousands)
Gross amounts of unrecognized tax benefits as of January 1, 2011	$428,344
Increases related to prior period tax positions	8,962
Decreases related to prior period tax positions	(129,765)
Increases related to current period tax positions	10,657
Settlements	(76,425)
Gross amounts of unrecognized tax benefits as of June 30, 2011	$241,773

As of June 30, 2011 and December 31, 2010, our liabilities for unrecognized tax benefits were included in deferred and other tax liabilities, net. In the second quarter of 2011, we settled multiple uncertain tax positions resulting in an overall decrease in our unrecognized tax benefits. The total liabilities for unrecognized tax benefits and the increases in 2011 relate primarily to the allocation of costs among our global operations.

We recognize interest and/or penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties accrued as of June 30, 2011 and December 31, 2010 was approximately $91.7 million and $92.3 million, respectively.

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

During the three and six months ended June 30, 2011, we provided for U.S. income and foreign withholding taxes on approximately 15% of our non-U.S. subsidiaries' undistributed earnings. The remaining portion of our non-U.S. subsidiaries undistributed earnings is intended to be indefinitely reinvested in our international operations. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes (subject to adjustments for foreign tax credits). It is not practicable to determine the income tax liability that might be incurred if the indefinitely reinvested earnings were to be distributed. On a regular basis, we develop cash forecasts to estimate our cash needs internationally and domestically. We consider projected cash needs for, among other things, investments in our existing businesses, potential acquisitions and capital transactions, including repurchases of our common stock and debt repayments. We estimate the amount of cash available or needed in the jurisdictions where these investments are expected, as well as our ability to generate

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

cash in those jurisdictions and our access to capital markets. Such an analysis enables us to conclude whether or not we will indefinitely reinvest the current period's foreign earnings.

Our effective tax rate was 3% and 12% for the second quarter and first six months of 2011, compared to 17% and 19% for the same periods in the prior year. The decrease in our effective tax rate during the second quarter and first six months of 2011 compared to the same periods of the prior year was due primarily to a tax benefit associated with the loss on the divestiture of certain GSI businesses being realized at a higher tax rate than our annualized effective tax rate. The tax benefit resulted in a 12 percentage point and 4 percentage point impact to the effective tax rate in the second quarter and first six months of 2011, compared to the same periods of the prior year, respectively.

Note 14 - Loans and Interest Receivable, Net
Loans and interest receivable represent purchased consumer receivables arising from loans made by a partner chartered financial institution to individual consumers in the U.S. to purchase goods and services through our Bill Me Later merchant network. Loans and interest receivable are reported at their outstanding principal balances, including unamortized deferred origination costs and net of allowance, and include the estimated collectible interest and fees. We use a consumer's FICO score, among other measures, in evaluating the credit quality of our consumer receivables. A FICO score is a type of credit score that lenders use to assess an applicant's credit risk and whether to extend credit. Individual FICO scores are obtained each quarter the consumer has a loan receivable owned by Bill Me Later outstanding. The weighted average consumer FICO score related to our loans and interest receivable balance outstanding at June 30, 2011 was 698. As of June 30, 2011 and December 31, 2010, approximately 60.9% and 63.6%, respectively, of our loans and interest receivable balance was due from consumers with FICO scores greater than 680, which is generally considered "prime" by the consumer credit industry.
The following table summarizes the activity in the allowance for loans and interest receivable for the six months ended June 30, 2011:

(In thousands)
Balance as of January 1, 2011	$42,340
Charge-offs	(36,346)
Recoveries	3,566
Provision	34,377
Balance as of June 30, 2011	$43,937

The allowance for loans and interest receivable represents management's estimate of probable losses inherent in our Bill Me Later portfolio of receivables from loans. Management's evaluation of probable losses is subject to numerous estimates and judgment; primarily forecasted principal balance delinquency rates ("roll rates"). Roll rates are the percentage of balances that we estimate will migrate from one stage of delinquency to the next based on our historical experience, as well as external factors such as estimated bankruptcies and levels of unemployment. The roll rates are applied to principal balances for each stage of delinquency, from current to 180 days past due, in order to estimate the principal loans that are probable to be charged off by the end of 180 days.

We charge off loans and interest receivable in the month in which the customer balance becomes 180 days past due. Bankrupt accounts are charged off within 60 days of receiving notification of customer bankruptcy from the courts. Past due loans receivable continue to accrue interest until such time as they are charged-off, though portions of the interest are reserved. As of June 30, 2011, approximately 91% of our loans and interest receivable portfolio were current.

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

Overview

We have three business segments: Marketplaces, Payments and GSI. Our Marketplaces segment provides the infrastructure to enable global online commerce on a variety of platforms, including the eBay.com platform and its localized counterparts and our other online platforms, such as our online classifieds businesses (including our apartment listing service platform, Rent.com), our secondary tickets marketplace (StubHub), our online shopping comparison website (Shopping.com), and our fixed price media marketplace (Half.com). Our Payments segment is comprised of our online payment solutions PayPal and Bill Me Later (BML). Our GSI segment, which consists of our recently acquired GSI Commerce (GSI) business, offers a comprehensive suite of ecommerce services that enables companies to operate ecommerce businesses, integrate their ecommerce businesses with their multi-channel offerings and exploit digital marketing channels. We added the GSI segment upon the completion of our acquisition of GSI on June 17, 2011, and the results of our new GSI segment have been included in our consolidated results of operations from the acquisition date.

Net revenues for the three months ended June 30, 2011 increased 25% to $2.8 billion, compared to the same period of the prior year, driven primarily by a 34% increase in PayPal net total payment volume (TPV) and a 17% increase in Marketplaces gross merchandise volume (GMV) excluding vehicles. For the three months ended June 30, 2011, our operating margin decreased to 19% from 22%, compared to the same period of the prior year, driven primarily by the impact of acquisitions. Our Payments segment operating margin for the three months ended June 30, 2011 increased 2 percentage points compared with the same period of the prior year, due to stable transaction margins, solid operating leverage and continued improvement in Bill Me Later performance. Our Marketplaces segment operating margin for the three months ended June 30, 2011 decreased 1.5 percentage points compared to the same period of the prior year driven primarily by the impact of recently completed acquisitions. For the three months ended June 30, 2011, our diluted earnings per share decreased to $0.22, a $0.09 decrease compared to the same period of the prior year, driven primarily by a loss from the divestiture of certain GSI businesses and other transaction-related expenses, partially offset by an increase in operating income. For the three months ended June 30, 2011, we generated cash flow from operations of approximately $782.7 million, compared to $726.4 million for the same period of the prior year.

Some key operating metrics that members of our senior management regularly review to evaluate our financial results include net promoter score (NPS), market share, GMV, GMV excluding vehicles, number of sold items, net TPV, net number of payments, GSI ecommerce services (GeC) merchandise sales (GMS), free cash flow (which we define as net cash provided by operating activities less purchases of property and equipment, net), and revenue excluding acquisitions and foreign currency impact.

Outlook

We expect operating results in the third quarter of 2011 to be led by continued strength in our Payments business, driven by growth in net TPV as we execute against our long-term growth strategies and priorities. We expect continued strength in our Marketplaces business, particularly in the U.S. We also expect the acquisition of GSI to significantly contribute to our revenue growth.  We will continue to invest in growth, focus on accelerating innovation, and make strategic acquisitions.

Results of Operations

Summary of Net Revenues

We generate two types of net revenues: net transaction revenues and marketing services and other revenues. Our net transaction revenues are derived principally from listing fees and final value fees (which are fees payable on transactions completed on our Marketplaces trading platforms), fees paid by merchants for payment processing services, and ecommerce service fees. Our marketing services revenues are derived principally from the sale of advertisements, revenue sharing arrangements, classifieds fees, marketing service fees and lead referral fees. Other revenues are derived principally from interest earned on certain PayPal customer account balances, interest and fees earned on the Bill Me Later portfolio of receivables from loans and from contractual arrangements with third parties that provide services to our users.

Because we generated the majority of our net revenue internationally in recent periods, including the three and six months ended June 30, 2011 and 2010, we are subject to the risks of doing business in foreign countries as discussed under "Item 1A - Risk Factors." In that regard, fluctuations in foreign currency exchange rates impact our results of operations. We have a foreign exchange risk management program that is designed to reduce our exposure to fluctuations in foreign currencies; however, the effectiveness of this program in mitigating the impact of foreign currency fluctuations on our results of operations varies from period to period, and in any given period, our operating results are usually affected, sometimes significantly, by changes in currency exchange rates. Fluctuations in exchange rates also directly affect our cross-border revenue. We calculate the year-over-year impact of foreign currency movements on our business using prior period foreign currency rates applied to current year transactional currency amounts.

For the three months ended June 30, 2011, foreign currency movements relative to the U.S. dollar positively impacted net revenues by approximately $116.7 million (net of a $10.5 million negative impact from hedging activities relating to PayPal's net revenue) compared to the same period of the prior year. On a business segment basis for the three months ended June 30, 2011, foreign currency movements relative to the U.S. dollar positively impacted Marketplaces, Payments and GSI net revenues by approximately $93.5 million, $23.1 million and $0.1 million, respectively, compared to the same period of the prior year (net of the impact of hedging activities, noted above).

For the six months ended June 30, 2011, foreign currency movements relative to the U.S. dollar positively impacted net revenues by approximately $129.2 million (net of a $16.9 million negative impact from hedging activities relating to PayPal's net revenue) compared to the same period of the prior year. On a business segment basis for the six months ended June 30, 2011, foreign currency movements relative to the U.S. dollar positively impacted Marketplaces, Payments and GSI net revenues by approximately $106.7 million, $22.4 million and $0.1 million, respectively, compared to the same period of the prior year (net of the impact of hedging activities, noted above).

The following table sets forth the breakdown of net revenues by type, segment and geography for the periods presented. In addition, we have provided a table of certain key operating metrics that we believe are significant factors affecting our net revenues.

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2011	2010	Change	2011	2010	Change
	(In thousands, except percentage changes)
Net Revenues by Type:
Net transaction revenues
Marketplaces	$1,349,640	$1,182,513	14%	$2,634,395	$2,355,452	12%
Payments	991,118	770,755	29%	1,933,827	1,537,327	26%
GSI	16,060	—	N/A	16,060	—	N/A
Total net transaction revenues	2,356,818	1,953,268	21%	4,584,282	3,892,779	18%
Marketing services and other revenues
Marketplaces	313,799	215,821	45%	582,306	429,677	36%
Payments	81,878	46,290	77%	131,516	88,980	48%
GSI	7,779	—	N/A	7,779	—	N/A
Total marketing services and other revenues	403,456	262,111	54%	721,601	518,657	39%
Total net revenues	$2,760,274	$2,215,379	25%	$5,305,883	$4,411,436	20%
Net Revenues by Segment:
Marketplaces	$1,663,439	$1,398,334	19%	$3,216,701	$2,785,129	15%
Payments	1,072,996	817,045	31%	2,065,343	1,626,307	27%
GSI	$23,839	$—	N/A	$23,839	$—	N/A
Total net revenues	$2,760,274	$2,215,379	25%	$5,305,883	$4,411,436	20%
Net Revenues by Geography:
U.S.	$1,249,303	$1,032,104	21%	$2,390,354	$2,036,315	17%
International	1,510,971	1,183,275	28%	2,915,529	2,375,121	23%
Total net revenues	$2,760,274	$2,215,379	25%	$5,305,883	$4,411,436	20%

Revenues are attributed to U.S. and international geographies based primarily upon the country in which the seller, payment recipient, customer, website that displays advertising, or other service provider, as the case may be, is located.

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2011	2010	Change	2011	2010	Change
	(In millions, except percentage changes)
Supplemental Operating Data:
Marketplaces Segment: (1)
GMV excluding vehicles (2)	$14,680	$12,531	17%	$29,176	$25,902	13%
GMV vehicles only (3)	2,238	2,189	2%	4,288	4,210	2%
Total GMV (4)	$16,918	$14,720	15%	$33,464	$30,112	11%
Payments Segment:
Net TPV (5)	$28,742	$21,382	34%	$56,104	$42,724	31%

(1)	eBay's classifieds websites (including Rent.com) and Shopping.com are not included in these metrics.

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

Seasonality

The following table sets forth, for the periods presented, our total net revenues and the sequential quarterly movements of these net revenues:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except percentage changes)
2009*
Net revenues	$2,020,586	$2,097,992	$2,237,852	2,370,932
Percent change from prior quarter	(1)%	4%	7%	6%
2010*
Net revenues	$2,196,057	$2,215,379	2,249,488	2,495,350
Percent change from prior quarter	(7)%	1%	2%	11%
2011*
Net revenues	2,545,609	2,760,274	—	—
Percent change from prior quarter	2%	8%	—	—
*    On November 19, 2009, we completed the sale of Skype to an investor group. Accordingly, Skype's revenue is not consolidated in our 2010 and 2011 results. However, Skype's results of operations are consolidated in our 2009 results through the date of that sale.

We expect transaction activity patterns on our websites to mirror general consumer buying patterns.

Marketplaces Net Transaction Revenues

Marketplaces net transaction revenues increased $167.1 million, or 14%, while GMV excluding vehicles increased 17% during the second quarter of 2011 compared to the same period in the prior year. The increase in net transaction revenue was due primarily to growth in the number of sold items, foreign currency movements against the U.S. dollar and continued growth at StubHub. GMV excluding vehicles increased during the second quarter of 2011 compared to the same period in the prior year due to strong growth in the U.S. and stable growth in Europe.

Marketplaces net transaction revenues increased $278.9 million, or 12%, while GMV excluding vehicles increased 13% during the first six months of 2011 compared to the same period in the prior year. The increase in net transaction revenue and GMV excluding vehicles were due to the same factors as noted above.

Marketplaces net transaction revenues earned internationally totaled $758.8 million and $1.5 billion during the second quarter and first six months of 2011, respectively, representing 56% of total Marketplaces net transaction revenues during both periods. Marketplaces net transaction revenues earned internationally totaled $658.4 million and $1.3 billion during the second quarter and first six months of 2010, respectively, representing 56% and 57% of total Marketplaces net transaction revenues during those respective periods. The increase in international net transaction revenues in dollars was due primarily to growth in our existing international markets and foreign currency movements against the U.S. dollar.

Payments Net Transaction Revenues

Payments net transaction revenues increased $220.4 million, or 29%, during the second quarter of 2011 compared to the same period of the prior year, due primarily to net TPV growth of 34%, partially offset by lower take rates due primarily to a shift to larger merchants in our Merchant Services business. The increase in net TPV was due primarily to growth in consumer and merchant adoption of PayPal. Our Merchant Services net TPV increased 42% during the second quarter of 2011, compared to the same period of the prior year, and represented 66% of PayPal's net TPV in the second quarter of 2011, compared with 62% in the second quarter of 2010. The increase in our Merchant Services net TPV was due primarily to an increase in the number of online merchants offering PayPal as a payment option, as well as an increase in the share of checkout of PayPal's existing customer base of merchants.

Payments net transaction revenues increased $396.5 million, or 26%, during the first six months of 2011 compared to the same period of the prior year, due primarily to net TPV growth of 31% partially offset by lower take rates due primarily to a shift to larger merchants in our Merchant Services business. Our Merchant Services net TPV increased 40% during the first six months of 2011 compared to the same period of the prior year, and represented 65% of PayPal's net TPV in the first six months of 2011 compared with 61% in the first six months of 2010. The increase in net TPV and our Merchant Services net TPV was due to the same factors driving the second quarter year-over-year increase described above.

Payments net transaction revenues earned internationally totaled $515.6 million and $991.4 million during the second quarter and first six months of 2011, respectively, representing 52% and 51% of total Payments net transaction revenues during those respective periods. Payments net transaction revenues earned internationally totaled $371.0 million and $730.9 million during the second quarter and first six months of 2010, respectively, representing 48% of total Payments net transaction revenues during both periods. The increase in international net transaction revenues was due primarily to the growth of our Merchant Services business and increased penetration on eBay Marketplaces platforms internationally.

GSI Net Transaction Revenues

GSI net transaction revenues were $16.1 million in the second quarter of 2011, which represented the revenue generated from ecommerce services from our recently acquired GSI business for the period from June 17, 2011 (the date the acquisition of GSI was completed) through June 30, 2011.

Marketing Services and Other Revenues

Marketing services and other revenues increased $141.3 million and $202.9 million, or 54% and 39%, respectively, during the second quarter and first six months of 2011, compared to the same periods of the prior year, and represented 15% and 14% of total net revenues during the second quarter and first six months of 2011, respectively. The increase in marketing services and other revenues during the second quarter and first six months of 2011 was due primarily to the acquisition of brands4friends and an increase in revenues attributable to our classifieds business and advertising business, as well as interest earned on our Bill Me Later (BML) portfolio of receivables from loans.

Summary of Cost of Net Revenues

The following table summarizes changes in cost of net revenues for the periods presented:

	Three Months Ended June 30,		Change from 2010 to 2011		Six Months Ended June 30,		Change from 2010 to 2011
	2011	2010	in Dollars	in %	2011	2010	in Dollars	in %
	(In thousands, except percentages)
Cost of net revenues:
Marketplaces	$303,888	$257,976	$45,912	18%	$599,710	$518,863	$80,847	16%
As a percentage of total Marketplaces net revenues	18.3%	18.4%			18.6%	18.6%
Payments	457,127	357,395	99,732	28%	890,283	703,063	187,220	27%
As a percentage of total Payments net revenues	42.6%	43.7%			43.1%	43.2%
GSI	12,447	—	12,447	N/A	12,447	—	$12,447	N/A
As a percentage of total GSI net revenues	52.2%	—			52.2%	—
Total cost of net revenues	$773,462	$615,371	$158,091	26%	$1,502,440	$1,221,926	$280,514	23%
As a percentage of net revenues	28.0%	27.8%			28.3%	27.7%

Cost of Net Revenues

Cost of net revenues consists primarily of costs associated with payment processing, customer support, site operations and inventory. Significant components of these costs include bank transaction fees, credit card interchange and assessment fees, interest expense on indebtedness incurred to finance the purchase of consumer loans receivable by Bill Me Later, employee compensation, contractor costs, facilities costs, depreciation of equipment and amortization expense.

Marketplaces

Marketplaces cost of net revenues increased $45.9 million and $80.8 million, or 18% and 16%, during the second quarter and first six months of 2011, respectively, compared to the same period of the prior year. The increase was due primarily to the impact of acquiring brands4friends during the first quarter of 2011 and increased customer support costs associated with our volume growth.

Marketplaces cost of net revenues as a percentage of Marketplaces net revenues decreased slightly during the second quarter of 2011, compared to the same period of the prior year due primarily to increased operating leverage in our site operation infrastructure, partially offset by the impact of acquisitions.

Payments

Payments cost of net revenues increased $99.7 million and $187.2 million, or 28% and 27%, during the second quarter and first six months of 2011, respectively, compared to the same period of the prior year. The increase in Payments cost of net revenues was due primarily to the impact of growth in net TPV.

Payments cost of net revenues as a percentage of Payments net revenues decreased during the second quarter and the first six months of 2011, respectively, compared to the same periods of the prior year due primarily to a lower transaction expense rate partially offset by a lower take rate. The improvement in our transaction expense rate was driven primarily by the impact of certain new payment processing arrangements, a favorable mix shift to lower cost international markets and a small improvement in funding mix.

GSI

GSI cost of net revenues were $12.4 million during the second quarter of 2011, which represents the cost of net revenues from our recent acquisition of GSI for the period from June 17, 2011 (the date the acquisition was completed) through June 30, 2011.

Summary of Operating Expenses, Non-Operating Items and Provision for Income Taxes

The following table summarizes changes in operating expenses, non-operating items and provision for income taxes for the periods presented:

	Three Months Ended June 30,		Change from 2010 to 2011		Six Months Ended June 30,		Change from 2010 to 2011
	2011	2010	in Dollars	in %	2011	2010	in Dollars	in %
	(In thousands, except percentage changes)
Sales and marketing	$607,954	$478,236	$129,718	27%	$1,140,633	$924,397	$216,236	23%
Product development	297,035	225,317	71,718	32%	571,817	435,456	136,361	31%
General and administrative	391,251	262,100	129,151	49%	684,729	538,843	145,886	27%
Provision for transaction and loan losses	118,497	92,032	26,465	29%	225,588	198,061	27,527	14%
Amortization of acquired intangible assets	53,276	48,895	4,381	9%	97,372	102,147	(4,775)	(5)%
Restructuring	(100)	8,863	(8,963)	(101)%	(249)	17,432	(17,681)	(101)%
Loss on divested business	(256,501)	—	(256,501)	N/A	(256,501)	—	(256,501)	N/A
Interest and other income (expense), net	28,576	14,821	13,755	93%	32,268	20,867	11,401	55%
Provision for income taxes	(7,567)	(87,194)	79,627	(91)%	(100,048)	(184,196)	84,148	(46)%

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

Sales and marketing expenses increased $129.7 million and $216.2 million, or 27% and 23%, during the second quarter and first six months of 2011, respectively, compared to the same periods of the prior year. The increase in sales and marketing expense was due primarily to higher marketing program costs, employee-related expenses (including consultant costs, facility costs and equipment-related costs) and the impact from acquisitions. A significant portion of our sales and marketing expense is attributable to our online marketing programs, primarily paid search, which include keyword advertising and third party lead generation costs, in order to drive traffic to our Marketplaces and Payments websites.

Product Development

Product development expenses consist primarily of employee compensation, contractor costs, facilities costs and depreciation on equipment. Product development expenses are net of required capitalization of major site and other product development efforts, including the development of our next generation platform architecture, migration of certain platforms, seller tools and Payments services projects. Capitalized site and product development costs were $44.1 million and $81.0 million in the second quarter and first six months of 2011, respectively, compared to $33.0 million and $60.1 million in the second quarter and first six months of 2010, respectively, and are primarily reflected as a cost of net revenues when amortized in future periods.

Product development expenses, net of capitalized amounts, increased $71.7 million and $136.4 million, or 32% and 31%, during the second quarter and first six months of 2011, respectively, compared to the same periods of the prior year. The increase was due primarily to higher employee-related costs (including consultant costs, facility costs and equipment-related costs) driven by increased investment in our top technology priorities (search, catalog, mobile, platform, and user experience) and the impact from acquisitions.

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

General and administrative expenses increased $129.2 million and $145.9 million, or 49% and 27%, during the second quarter and first six months of 2011, respectively, compared to the same periods of the prior year. The increase was due primarily to acquisition related transaction costs of $57.3 million, an increase in payroll and related expenses, professional service fees and other impacts of acquisitions.

Provision for Transaction and Loan Losses

Provision for transaction and loan losses consists primarily of transaction loss expense associated with our customer protection programs, fraud, chargebacks, and merchant credit losses; bad debt expense associated with our accounts receivable balance; and loan reserves associated with our principal loan receivable balance.
Provision for transaction and loan losses increased $26.5 million and $27.5 million, or 29% and 14%, during the second quarter and first six months of 2011, respectively, compared to the same periods of the prior year. This increase was due primarily to higher transaction volume, partially offset by improvements in BML loan loss rates, bad debt rates and transaction loss rates. BML loan loss rates declined due to a lower charge-off rate and improved delinquency rates. Our bad debt rates declined due to continued improvement in charge-off rates. Transaction loss rates declined due to improvements in fraud loss detection and recoveries. We continue to expect our provision for transaction and loan loss expense to fluctuate depending on many factors, including macroeconomic conditions, our customer protection programs and the impact of regulatory changes.

Amortization of Acquired Intangible Assets
From time to time we have purchased, and we expect to continue to purchase, assets and businesses. These purchase transactions generally result in the creation of acquired intangible assets with finite lives and lead to a corresponding increase in our amortization expense in periods subsequent to acquisition. We amortize intangible assets over the period of estimated benefit, using the straight-line method and estimated useful lives ranging from one to eight years. Amortization of acquired intangible assets is also impacted by our sales of assets and businesses and timing of acquired intangible assets becoming fully amortized.

Amortization of acquired intangible assets increased by $4.4 million, or 9%, during the second quarter of 2011, compared to the same period of the prior year due primarily to the impact of acquisitions. Amortization of acquired intangible assets decreased by $4.8 million, or 5%, during the first six months of 2011, compared to the same period of the prior year. The decrease in amortization of acquired intangible assets was due primarily to the timing of certain acquired intangible assets becoming fully amortized, partially offset by amortization of newly acquired intangible assets.

Restructuring

In 2009, we began the consolidation of certain customer service facilities in North America and Europe to streamline our operations and deliver better and more efficient customer support to our users. We completed these activities during the first quarter of 2011. The consolidation impacted approximately 1,000 employees. In connection with the consolidation, we incurred aggregate restructuring costs of approximately $47.2 million. See “Note 12— Restructuring” to the condensed consolidated financial statements included in this report.

Restructuring expenses decreased $9.0 million and $17.7 million, during the second quarter and first six months of 2011, respectively, compared to the same periods of the prior year due to the completion of these activities during the period.

Loss on Divested Business

We incurred a loss on the divestiture of certain GSI businesses of $256.5 million during the three and six months of 2011. We sold these businesses as they are not core to our long-term strategy and conflict with our community of sellers. See “Note 3 — Business Combinations” to the condensed consolidated financial statements included in this report.

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

Interest and other income (expense), net increased $13.8 million and $11.4 million during the second quarter and first six months of 2011, respectively, compared to the same periods of the prior year. The increase in interest and other income (expense), net was due primarily to an investment gain associated with an acquisition partially offset by higher interest expense.

Provision for Income Taxes

Our effective tax rate was 3% and 12% for the second quarter and first six months of 2011, compared to 17% and 19% for the same periods in the prior year. The decrease in our effective tax rate during the second quarter and first six months of 2011 compared to the same periods of the prior year was due primarily to a tax benefit associated with the loss on the divestiture of certain GSI businesses being realized at a higher tax rate than our annualized effective tax rate. The tax benefit resulted in a 12 percentage point and 4 percentage point impact to the effective tax rate in the second quarter and first six months of 2011, compared to the same periods of the prior year, respectively. Excluding the impact from the loss, our tax rate decreased in the second quarter and first six months of 2011 compared to the same periods of the prior year due to the favorable impact of discrete tax items primarily related to the settlement of uncertain tax positions.

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

Liquidity and Capital Resources

Cash Flows

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Net cash provided by (used in):
Operating activities	$1,482,346	$1,144,641
Investing activities	(3,805,635)	(835,635)
Financing activities	(166,340)	50,363
Effect of exchange rates on cash and cash equivalents	178,044	(321,745)
Net increase/(decrease) in cash and cash equivalents	$(2,311,585)	$37,624

Operating Activities

We generated cash from operating activities in amounts greater than net income in the six months ended June 30, 2011 and June 30, 2010, due primarily to non-cash charges to earnings and changes in working capital. Non-cash charges to earnings included depreciation and amortization on our long-term assets, stock-based compensation and the provision for transaction and loan losses. The increase in cash provided by operating activities during the six months ended June 30, 2011 compared to the same period of the prior year was due primarily to cash paid in the first six months of 2010 for taxes of $448.3 million primarily related to a legal entity restructuring completed in the fourth quarter of 2009, compared to $135.6 million paid for taxes in the first six months of 2011.

Investing Activities

The net cash used in investing activities of $3,805.6 million in the six months ended June 30, 2011 was due primarily to cash paid for the purchases of investments of $1,229.3 million, acquisition of businesses of $2,846.9 million and purchases of property and equipment of $388.4 million, partially offset by proceeds of $860.5 million from the maturities and sale of investments.

The net cash used in investing activities of $835.6 million in the six months ended June 30, 2010 was due primarily to net cash paid for the purchase of investments of $1,294.2 million and purchases of property and equipment of $359.5 million, partially offset by proceeds of $752.9 million from the maturities and sale of investments and $125.0 million from the repayment of a Skype note receivable.

Financing Activities

The net cash used in financing activities of $166.3 million in the six months ended June 30, 2011 was due primarily to cash outflows of $781.4 million to repurchase common stock and $186.2 million to repay acquired debt, as well as cash paid for tax withholdings in the amount of $113.8 million related to net share settlements of restricted stock awards and units. These cash outflows were partially offset by proceeds of $700.0 million from additional borrowings under our commercial paper program, $156.5 million from the issuance of common stock in connection with the exercise of stock options and $58.6 million of excess tax benefits from stock-based compensation.

The net cash provided by financing activities of $50.4 million in the six months ended June 30, 2010 was due primarily to $73.7 million in cash paid for tax withholdings related to net share settlements of restricted stock units and nonvested share awards, partially offset by proceeds of $99.6 million from the issuance of common stock in connection with the exercise of stock options and $24.5 million in excess tax benefits from stock-based compensation.

The positive effect of exchange rate movements on cash and cash equivalents during the six months ended June 30, 2011 was due to the weakening of the U.S. dollar against other currencies, primarily the Euro. The negative effect of exchange rate movements on cash and cash equivalents during the six months ended June 30, 2010 was due to the strengthening of the U.S. dollar against other currencies, primarily the Euro.

Stock Repurchases

In September 2010, our Board authorized a stock repurchase program that provides for the repurchase of up to $2.0 billion of our common stock, with no expiration from the date of authorization, for the purpose of offsetting the impact of dilution from our equity compensation programs. During the six months ended June 30, 2011, we repurchased approximately $780.8 million of our common stock under this stock repurchase program. As of June 30, 2011, approximately $1.2 billion remained for further repurchases of our common stock under this stock repurchase program.
Shelf Registration Statement and Long-Term Debt
At June 30, 2011, we had an effective shelf registration statement on file with the Securities and Exchange Commission that allows us to issue various types of debt securities, such as fixed or floating rate notes, U.S. dollar or foreign currency denominated notes, redeemable notes, global notes, and dual currency or other indexed notes. Issuances under the shelf registration will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. The registration statement does not limit the amount of debt securities that may be issued thereunder. Our ability to issue debt securities is subject to market conditions and other factors impacting our borrowing capacity, including compliance with the covenants in our credit agreement.
In October 2010, we issued $1.5 billion aggregate principal amount of our senior unsecured debt securities under the shelf registration statement in an underwritten public offering. These debt securities remain outstanding and consist of $400 million aggregate principal amount of 0.875% notes due 2013, $600 million aggregate principal amount of 1.625% notes due 2015 and $500 million aggregate principal amount of 3.250% notes due 2020.
Commercial Paper
We have a $1.0 billion commercial paper program pursuant to which we may issue commercial paper notes with maturities of up to 397 days from the date of issue in an aggregate principal amount of up to $1.0 billion at any time outstanding. As of June 30, 2011, $1.0 billion aggregate principal amount of commercial paper was outstanding, the weighted average interest rate on those notes was 0.18% per annum and the weighted average remaining term on our commercial paper notes was 26 days.
Credit Agreement
As of June 30, 2011, no borrowings or letters of credit were outstanding under our $1.8 billion credit agreement. However, as described above, we have a $1.0 billion commercial paper program and we maintain $1.0 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due. As a result, at June 30, 2011, $0.8 billion of borrowing capacity was available for other purposes permitted by the credit agreement.
Commitments

As of June 30, 2011, approximately $8.3 billion of unused credit was available to Bill Me Later accountholders. The individual lines of credit that make up this unused credit are subject to periodic review and termination by the chartered financial institution that is the issuer of Bill Me Later credit products based on, among other things, account usage and customer creditworthiness.  Currently, when a consumer makes a purchase using a Bill Me Later credit product issued by a chartered financial institution, the chartered financial institution extends credit to the consumer, funds the extension of credit at the point of sale and advances funds to the merchant. We subsequently purchase the receivables related to the consumer loans extended by the chartered financial institution and, as a result of the purchase, bear the risk of loss in the event of loan defaults. Although the chartered financial institution continues to own each customer account, we own the related receivable, and Bill Me Later is responsible for all servicing functions related to the account.

Liquidity and Capital Resource Requirements

At June 30, 2011, we had assets classified as cash and cash equivalents, as well as time deposits and fixed income securities classified as short-term investments, in an aggregate amount of $6.0 billion, compared to $7.8 billion at December 31, 2010. At June 30, 2011, we held assets of these types outside the U.S. in certain of our foreign operations totaling approximately $4.9 billion. If these cash and cash equivalents were distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances. We actively monitor the third-party depository institutions and money market funds that hold these assets, primarily focusing on the safety of principal and secondarily maximizing yield on these assets. We diversify our cash and cash equivalents and investments among various financial institutions and money market funds in order to reduce our exposure should any one of these financial institutions or money market funds fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments; however, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets.

As our Bill Me Later products become more widely available through improved and more comprehensive product integrations with eBay, PayPal and other channels, and as we further promote Bill Me Later products, we expect customer adoption and usage of the product to expand. Any resulting growth in the portfolio from these initiatives would increase our liquidity needs and any failure to meet those liquidity needs could adversely affect the Bill Me Later business. We currently fund the expansion of the Bill Me Later portfolio of receivables from loans using both domestic and international cash resources.

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

Off-Balance Sheet Arrangements

As of June 30, 2011, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources. In Europe, we have two cash pooling arrangements with a financial institution for cash management purposes. These arrangements allow for cash withdrawals from this financial institution based upon our aggregate operating cash balances held in Europe within the same financial institution (“Aggregate Cash Deposits”). These arrangements also allow us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income. As of June 30, 2011, we had a total of $3.4 billion in cash withdrawals offsetting our $3.4 billion in Aggregate Cash Deposits held within the same financial institution under these cash pooling arrangements.

Based on differences in regulatory requirements and commercial law in the jurisdictions where PayPal operates, PayPal holds customer balances either as direct claims against PayPal or as an agent or custodian on behalf of PayPal's customers. Customer funds held by PayPal as an agent or custodian on behalf of our customers are not reflected in our condensed consolidated balance sheet. These funds include funds held on behalf of U.S. customers that are deposited in bank accounts insured by the Federal Deposit Insurance Corporation (subject to applicable limits) and funds that U.S. customers choose to invest in The PayPal Money Market Fund, which totaled approximately $2.7 billion as of June 30, 2011 and December 31, 2010. The PayPal Money Market Fund is invested in a portfolio managed by BlackRock Fund Advisors. The Board of Trustees for the PayPal Money Market Fund has approved the closing and liquidation of the Fund, which is scheduled to occur at the close of business on July 29, 2011.

Indemnification Provisions

In the ordinary course of business, we have included limited indemnification provisions in certain of our agreements with parties with which we have commercial relations, including our standard marketing, promotions and application-programming-interface license agreements. Under these contracts, we generally indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with claims by a third party with respect to our domain names, trademarks, logos and other branding elements to the extent that such marks are applicable to our performance under the subject agreement. GSI in many of its major online commerce agreements has provided an indemnity for other types of third-party claims, which are indemnities mainly related to various intellectual property rights, and we have provided similar indemnities in a limited number of agreements for our other businesses. In our PayPal business, we have provided an indemnity to our payment processors in the event of certain third-party claims or card association fines against the processor arising out of conduct by PayPal or PayPal customers. In connection with the sale of Skype, we made certain customary warranties to the buyer in the purchase agreement. Our liability to the buyer for inaccuracies in these warranties is generally subject to certain limitations. With respect to certain specified litigation matters involving Skype that were pending as of the closing of the transaction, we also agreed, among other things, to bear 50% of the cost of any monetary judgment that is rendered in respect of those matters. It is not possible to determine the maximum potential loss under these indemnification provisions due to our limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, no significant costs have been incurred, either individually or collectively, in connection with our indemnification provisions.

Item 3:    Quantitative and Qualitative Disclosures About Market Risk

The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2010. Our market risk profile has not changed significantly during the first six months of 2011.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of available for sale securities, including government and corporate securities and money market funds. As of June 30, 2011, approximately 44% of our total cash and investment portfolio was held in bank deposits and money market funds. As such, changes in interest rates will impact interest income. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. Additionally, changes in interest rates will impact our interest rate sensitive credit agreement and accordingly, impact interest expense or cost of net revenues. As of June 30, 2011, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

Investment Risk

As of June 30, 2011, our cost and equity method investments totaled $810.6 million, which represented approximately 13% of our total cash and investment portfolio and was primarily related to our retained equity interest in Skype. These investments relate primarily to equity-method investments in private companies. We review our investments for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value is other-than-temporary. Our analysis includes review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data.
On May 10, 2011, Microsoft Corp. announced that it had entered into a definitive agreement to acquire Skype for $8.5 billion, including debt. Upon completion of the sale, which is subject to regulatory approvals and other customary closing conditions, our remaining equity method investments will not have a material impact on our total cash and investment portfolio.

Equity Price Risk
We are exposed to equity price risk on marketable equity instruments due to market volatility. At June 30, 2011, the total fair value of our marketable equity instruments was $644.7 million, which represented approximately 9% of our total cash and investment portfolio and was primarily related to our equity holdings in MercadoLibre.

Foreign Currency Risk

We have significant operations internationally that are denominated in foreign currencies, primarily the Euro, British pound, Korean won and Australian dollar, subjecting us to foreign currency risk which may adversely impact our financial results. We transact business in various foreign currencies and have significant international revenues as well as costs. In addition, we charge our international subsidiaries for their use of intellectual property and technology and for certain corporate services provided by eBay and by PayPal. Our cash flow, results of operations and certain of our intercompany balances that are exposed to foreign exchange rate fluctuations may differ materially from expectations and we may record significant gains or losses due to foreign currency fluctuations and related hedging activities.

We have a foreign exchange exposure management program whose objective is to identify material foreign currency exposures, to manage these exposures, and to minimize the potential effects of currency fluctuations on our reported consolidated cash flow and results of operations through the purchase of foreign currency exchange contracts. These foreign currency exchange contracts are accounted for as derivative instruments, for additional details related to our derivative instruments, please see “Note 7 – Derivative Instruments” to the condensed consolidated financial statements included in this report.

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

Item 1A:    Risk Factors

Risk Factors That May Affect Results of Operations and Financial Condition
Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, cash flows, as well as the trading price of our common stock.
Our operating results have varied on a quarterly basis during our operating history. Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our operating results include the following:

•
general economic conditions, including the possibility of a prolonged period of limited economic growth in the U.S. and Europe; disruptions to the credit and financial markets in the U.S., Europe and elsewhere; adverse effects of the ongoing sovereign debt crisis in Europe; the impact of a failure to increase the debt ceiling in the U.S.; contractions or limited growth in consumer spending or consumer credit; and adverse economic conditions that may be specific to the Internet, ecommerce and payments industries;

•
our ability to retain an active user base, attract new users, and encourage existing users to list items for sale, purchase items through our websites, or use our payment services, especially when consumer spending is weak;

•
the primary and secondary effects of previously announced and possible future changes to our pricing, products and policies, including, among other changes, restrictions or holds on payments made to sellers or in connection with certain categories of higher-risk transactions; changes to performance standards and/or rewards for sellers, including taking into account cases filed through the eBay and PayPal buyer protection programs in evaluating individual seller performance ratings; changes to our dispute resolution process; upgrades to eBay checkout services, including the introduction of a new eBay shopping cart that enables buyers to add items from multiple sellers and pay in a single checkout and, effective July 2011, the discontinuation of support for third party checkout services; and recent changes to our fee structure, including the calculation of final value fees based on the total amount of the transaction (including shipping);

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

•
our ability to improve the quality of the user experience on our websites and through mobile devices (including our customer support in the event of a problem) in light of the improved quality generally of the user experience offered by competitive Internet merchants;

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

•
our ability to develop product enhancements, programs, and features on different platforms (e.g., mobile devices and availability of PayPal at the retail point of sale) at a reasonable cost and in a timely manner;

•
our ability to upgrade and develop our systems, infrastructure, and customer service capabilities to accommodate growth and to improve our websites at a reasonable cost while maintaining 24/7 operations;

•	technical difficulties or service interruptions involving our websites or services provided to us or our users by third parties;

•	our ability to manage the transaction loss rate in our Marketplaces and Payments business;

•	our ability to manage funding costs, credit risk and interest-rate risk associated with our Bill Me Later business;

•
our ability to successfully and cost-effectively integrate and manage businesses that we acquire, including GSI, and the merger of our marketplaces in Korea following our recent receipt of regulatory approval to combine IAC and Gmarket;

•	the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our businesses, operations, and infrastructure;

•	our ability to comply with the requirements of entities whose services are required for our operations, such as payment card networks and banks;

•	the cost and availability of online and traditional advertising, and the success of our brand building and marketing campaigns;

•	our ability to attract new personnel in a timely and effective manner and to retain key employees;

•	the continued healthy operation of our technology suppliers and other parties with which we have commercial relations;

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
Growth rates of our Marketplaces businesses in some of our most established markets have been slower than that for ecommerce generally and have declined in certain periods. The growth of Internet users is slowing in many countries where we have a significant presence, and is accelerating in some countries where we do not (e.g., China, where we do not have a domestic business). Despite our efforts to stem our loss of market share in these and other markets, we may not be successful. As our growth rates in established markets slow, we will increasingly need to focus on keeping existing users, especially our top buyers and sellers, active and increasing their activity level on our websites in order to continue to grow our business. In addition, our Marketplaces business is facing increased competitive pressure. In particular, the competitive norm for, and the expected level of service from, Internet ecommerce websites has significantly increased, due to, for example, improved user experience, greater ease of buying goods, lower (or no) shipping costs, faster shipping times and more favorable return policies. If we are unable to change our services in ways that reflect the changing demands of the ecommerce marketplace, particularly the higher growth of sales of fixed-price items and higher service levels (some of which depend on services provided by sellers on our platforms), our business will suffer.
We have announced changes to our Marketplaces business intended to drive more sales and improve seller efficiency. For example, in the U.S. and the U.K., we have begun testing the efficacy of improving seller performance and increasing buyer satisfaction by requesting that PayPal place temporary holds on seller funds in certain instances (e.g., for sellers with a limited selling history or below-standard performance ratings), and we may expand the scope of such programs in the future and introduce other programs with similar aims in these and other countries. Some of the changes that we have announced to date have been controversial with, and led to dissatisfaction among, our sellers, and additional changes that we announce in the future may also be negatively received by some of our sellers. This may not only impact the supply of items listed on our websites, but because many sellers also buy from our sites, it may adversely impact demand as well. Given the number of recent changes that we have made to our policies and pricing, it may take our sellers some time to fully assess and adjust to these changes, and sellers may elect to reduce volume while making such assessments and adjustments or in response to these changes. If any of these changes cause sellers to move their business (in whole or in part) away from our websites or otherwise fail to improve gross merchandise volume or the number of successful listings, our operating results and profitability will be harmed. We believe that the mix of sales under our traditional auction-style listing format and fixed-price listing format will continue to shift towards our fixed-price format. Accordingly, we have eliminated some of the features related to our traditional auction-style format and expect others will become less meaningful to, and used less frequently by, our sellers, which would result in a corresponding decrease in revenues from such features. In addition, we expect that the costs associated with our seller discount programs will increase as more sellers become eligible for such discounts.
In addition, because a large percentage of PayPal transactions originate on the eBay platform, declines in growth rates in major Marketplaces markets also adversely affect PayPal's growth. The expected future growth of our PayPal, StubHub, and our other lower margin businesses may also cause downward pressure on our profit margins because those businesses have lower gross margins than our Marketplaces platforms.
The sluggish economy could harm our business.
Our Marketplaces and Payments businesses are dependent on consumer purchases, and our GSI business is tied to the online growth in the U.S. of our clients and impacted by the offline businesses of our clients. The economic downturn resulted in reduced buyer demand and reduced selling prices and the slow recovery may reduce the volume of purchases on our Marketplaces platforms and the volume of transactions paid for using our Payment services, and the online and offline businesses of our GSI clients, all of which would adversely affect our business. In the event of the bankruptcy of a merchant that sells goods or services in advance of the date of their delivery or use (such as airline, cruise or concert tickets), PayPal could be liable to the buyers of such goods or services either through its buyer protection program or through chargebacks on payment cards used by customers to fund their payment through PayPal.
We are exposed to fluctuations in currency exchange rates and interest rates.
Because we conduct the majority of our business outside the United States but report our financial results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. In connection with its multi-currency service, PayPal fixes exchange rates twice per day, and may face financial exposure if it incorrectly fixes the exchange rate or if exposure reports are delayed. PayPal also holds some corporate and customer funds in non-U.S. currencies, and thus its financial results are affected by the translation of these non-U.S. currencies into U.S. dollars. In addition, the results of operations of many of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions will result in increased net revenues, operating expenses and net income. Similarly, our translation of foreign currency denominated transactions will result in lower net revenues, operating expenses and net income if the U.S. dollar strengthens against foreign currencies, as happened in the first half of 2010. Net revenues in the six months ended June 30, 2011 were positively impacted by foreign currency translation of $129.2 million compared to the same period of the prior fiscal year. As exchange rates vary, net revenues and other operating results, when translated, may differ materially from expectations. In particular, to the extent the U.S. dollar strengthens against the Euro, British pound, Korean won, or Australian dollar, our foreign revenues and profits will be reduced as a result of these translation adjustments. While from time to time we enter into transactions to hedge portions of our foreign currency translation exposure, it is impossible to perfectly predict or completely eliminate the effects of this exposure. In addition, to the extent the U.S. dollar strengthens against the Euro, the British pound, the Australian dollar or other currencies, cross-border trade related to purchases of dollar-denominated goods by non-U.S. purchasers will likely decrease, and that decrease will likely not be offset by a corresponding increase in cross-border trade involving purchases by U.S. buyers of goods denominated in other currencies, adversely affecting our business.
In addition, we face exposure to fluctuations in interest rates. For example, relatively low interest rates have continued to limit our investment income, including income we earn on PayPal customer balances, which in turn has lowered our net interest income and net revenues.

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
A lawsuit has been filed against Bill Me Later, PayPal and eBay and is pending in the U.S. District Court for the Central District of California, alleging that in its relationship with the chartered financial institution, Bill Me Later is acting as the true lender to customers in violation of various California laws, including the state's usury law. The court dismissed the usury claims in December 2010, but breach of contract and other claims remain, and the plaintiffs are seeking to revive the usury claim. We believe that these allegations are without merit and intend to defend ourselves vigorously. However, this area of law is uncertain and if the lawsuit is successful, Bill Me Later may be required to change its methods of operations, pay substantial damages and reduce some of its charges and fees, which would likely adversely affect our business.
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

To date, PayPal has obtained licenses to operate as a money transmitter in 42 U.S. states, the District of Columbia and Puerto Rico, and has obtained interpretations in five other states that licensing is not required under their existing statutes. PayPal is also licensed as an escrow agent in one U.S. state. The remaining U.S. states do not currently regulate money transmitters. As a licensed money transmitter, PayPal is subject to restrictions on its investment of customer funds, reporting requirements, bonding requirements, and inspection by state regulatory agencies. If PayPal were found to be in violation of money services laws or regulations, PayPal could be subject to liability, forced to cease doing business with residents of certain states, forced to change its business practices, or required to obtain additional licenses or regulatory approvals that could impose a substantial cost on PayPal. Any change to PayPal's business practices that makes the service less attractive to customers or prohibits its use by residents of a particular jurisdiction could decrease the velocity of trade on eBay, which would further harm our business.
In markets other than the U.S., the EU, Australia and the China domestic business, PayPal serves its customers through PayPal Private Ltd., a wholly-owned subsidiary of PayPal that is based in Singapore. PayPal Private Ltd. is regulated in Singapore as a stored value issuer. In many of these markets, it is not clear whether PayPal's Singapore-based service is subject only to Singaporean law or, if it were subject to local laws, whether such local law would require a payment processor like PayPal to be licensed as a bank or financial institution or otherwise. In such markets, the business may rely on partnerships with local banks to process payments and conduct foreign exchange in local currency. Local regulators who do not have direct jurisdiction over Singapore-based PayPal Private Ltd. may use their local regulatory power to slow or halt payments to local merchants conducted through the local banking partner. Such regulatory actions impacting local banking partner arrangements could impose substantial costs and involve considerable delay to the provision or development of PayPal services in that market, or could prevent PayPal from providing any services in a given market. The Reserve Bank of India has asserted that PayPal's offering of payment services to customers outside of India to send personal, non-commercial payments to recipients in India requires a license from the Reserve Bank. For a period of time in 2010, the Reserve Bank directed the Indian affiliate of PayPal's processing bank to suspend withdrawals to the Indian bank accounts of PayPal customers for both personal and business customers. PayPal has ended personal non-commercial payments to and from Indian accounts and the ability of Indian sellers to spend payments they receive, and has also stopped offering certain commercial payments between Indian buyers and Indian sellers. In November 2010, the Reserve Bank of India issued guidelines to Indian banks on the requirements for processing export-related transactions for online payment gateway service providers such as PayPal, including a limitation on the amount of individual transactions to no more than $500. The Reserve Bank may again impose a suspension if it is not satisfied with PayPal's and its partner bank's actions to comply with these guidelines. In the event of any non-compliance, PayPal could be subject to fines from the Reserve Bank, and PayPal's prospects for future business in India, both cross-border and domestic, could be materially and adversely affected.
Even if PayPal is not currently required to be licensed in some jurisdictions, future localization or targeted marketing of PayPal's service in those countries, or expansion of the financial products offered by PayPal (either alone, through a commercial alliance or through an acquisition), could subject PayPal to additional licensure requirements, laws and regulations and increased regulatory scrutiny, any of which may harm PayPal's business. For example, PayPal expects it will require licenses in Japan and Russia to expand its services in those countries. There can be no assurance that PayPal will be able to obtain such licenses. Even if PayPal were able to obtain such licenses, there will be substantial costs involved in maintenance of such licenses, and PayPal will be subject to fines or other enforcement action if it violates disclosure, reporting, anti money laundering, capitalization, corporate governance or other requirements of such licenses. These factors could impose substantial costs and involve considerable delay to the provision or development of PayPal's products. Delay or failure to receive such a license or regulatory approval could require PayPal to change its business practices or features in ways that would adversely affect PayPal's expansion plans, and could require PayPal to suspend providing products and services to customers in one or more countries.
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
We have received in the past, and we anticipate receiving in the future, communications alleging that certain items listed or sold through our service by our users infringe third-party copyrights, trademarks and trade names, or other intellectual property rights. See “Item 1 - Legal Proceedings” above. Although we have sought to work actively with the owners of intellectual property rights to eliminate listings offering infringing items on our websites, some rights owners have expressed the view that our efforts are insufficient. Content owners and other intellectual property rights owners have been active in asserting their purported rights against online companies, including eBay. Allegations of infringement of intellectual property rights have resulted in threats of litigation and actual litigation against us from time to time by rights owners, including litigation brought by luxury brand owners such as Tiffany & Co. in the U.S., Rolex S.A. and Coty Prestige Lancaster Group GmbH in Germany, Louis Vuitton Malletier and Christian Dior Couture in France and L'Oréal SA, Lancôme Parfums et Beauté & Cie and Laboratoire Garnier & Cie in several European countries. The plaintiffs in these cases seek to hold eBay liable for alleged counterfeit items listed on our sites by third parties; for “tester” and other consumer products labeled in a manner to prevent resale and for unboxed and other allegedly nonconforming products listed on our sites by third parties; for the alleged misuse of trademarks or copyrights in listings or otherwise on our sites, and in connection with paid search advertisements; for alleged violations of selective distribution channel laws or parallel import laws for listings of authentic items; and for alleged non-compliance with consumer protection laws. Such plaintiffs seek, among other things, injunctive relief and damages. In the aggregate, these suits could result in significant damage awards and injunctions that could adversely affect our business. There are approximately 30,000 rights owners in our verified rights owner (VeRO) program, and each rights owner has anywhere from one to several hundred brands. Statutory damages for copyright or trademark violations could range up to $30,000 per copyright violation and $100,000 per trademark violation in the U.S., and even higher in other jurisdictions. These and similar suits may force us to modify our business practices, which could lower our revenue, increase our costs or make our websites less convenient to our customers. Any such results could materially harm our business. In addition, rights owners have aggressively sought to reduce the applicability of limitations to intellectual property rights such as copyright exhaustion and the first sales doctrine in cases such as Vernor v. Autodesk Inc. (Ninth Circuit Court of Appeals) and Costco Wholesale Corp. v. Omega S.A. (Sup. Ct.). To the extent such doctrines are limited, the supply of goods available for resale on eBay may be adversely affected.
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
We are subject to patent litigation.
We have repeatedly been sued for allegedly infringing other parties' patents. We are a defendant in a number of patent suits and we have been notified of several other potential patent disputes, and expect that we will increasingly be subject to patent infringement claims involving various aspects of our Marketplaces, Payments and GSI segments as our services continue to expand in scope and complexity, including through acquisitions, and the universe of patent owners who may claim that we infringe their patents correspondingly increases. These claims, whether meritorious or not, are time consuming and costly to resolve, and could require expensive changes in our methods of doing business, could require us to enter into costly royalty or licensing agreements, or could require us to cease conducting certain operations.
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
PayPal's payment system is also susceptible to potentially illegal or improper uses. These may include illegal online gambling, fraudulent sales of goods or services, illicit sales of prescription medications or controlled substances, piracy of software and other copyrighted or trademarked goods, money laundering, terrorist financing, bank fraud, child pornography trafficking, prohibited sales of alcoholic beverages or tobacco products, online securities fraud and encouraging, promoting, facilitating or instructing others to engage in illegal activities. There has been an increased focus by rights owners and U.S. government officials on the role that payments systems play in the sale of, and payment for, pirated digital goods on the Internet. Recent changes in law have increased the penalties for intermediaries providing payment services for certain illegal activities, and additional payments-related proposals are under active consideration by government policymakers. Despite measures PayPal has taken to detect and lessen the risk of this kind of conduct, illegal activities could still be funded using PayPal. Any resulting claims or liabilities could harm our business.
If our GSI business is unable to enhance its platform and migrate clients to its new platform in a timely and cost-effective manner, it would be substantially harmed.

Our GSI business is in the process of enhancing and unbundling the components of its ecommerce and payments platform and migrating its existing customers to its new platform. This project, which is not expected to be completed until 2013, is very expensive and time consuming and involves significant technical risk. If client migrations to the enhanced platform are delayed, or the enhanced platform is not accepted by the market, or GSI fails to meet client commitments and services level agreements, GSI could be subject to substantial penalties under its agreements with its clients, its relationships with its clients and their respective businesses could be substantially harmed, and our GSI business would be harmed. Even if accomplished successfully, this development and migration project may cost more than expected or take longer than currently planned, which could harm our GSI business.
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
Furthermore, several court decisions arguably have narrowed the scope of the immunity provided to Internet service providers like us under the Communications Decency Act. For example, the Ninth Circuit has held that certain immunity provisions under the Communications Decency Act might not apply to the extent that a website owner materially contributes to the development of unlawful content on its website. As our websites evolve, challenges to the applicability of these immunities can be expected to continue. In addition, the Paris Court of Appeal has ruled in the Louis Vuitton Malletier and Christian Dior Couture cases that applicable laws protecting passive internet “hosts” from liability are inapplicable to eBay given that eBay actively promotes bidding on its sellers' listings and receives a commission on successful transactions, and is therefore a broker. the ECJ decision in the L'oreal case (see “Item 1 - Legal Proceedings” above) gave broad discretion to national courts in Europe to determine if Internet hosting immunity applies to eBay. This trend, if continued, may increase our potential liability to third parties for the user-provided content on our sites, particularly in jurisdictions outside the U.S. where laws governing Internet transactions are unsettled. If we become liable for information provided by our users and carried on our service in any jurisdiction in which we operate, we could be directly harmed and we may be forced to implement new measures to reduce our exposure to this liability, including expending substantial resources or discontinuing certain service offerings, which would negatively affect our financial results. In addition, the increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could require us to incur additional costs and harm our reputation and our business.
Government inquiries may lead to charges or penalties.
A large number of transactions occur on our websites on a daily basis. Government regulators have received a significant number of consumer complaints about both eBay and PayPal, which, while small as a percentage of our total transactions, are large in aggregate numbers. As a result, from time to time we have been contacted by various foreign and domestic governmental regulatory agencies that have questions about our operations and the steps we take to protect our users from fraud. PayPal has received inquiries regarding its restriction and disclosure practices from the Federal Trade Commission and regarding these and other business practices from the attorneys general of a number of states. In September 2006, PayPal entered into a settlement agreement with the attorneys general of a number of states under which it agreed to pay $1.7 million to the attorneys general, shorten and streamline its user agreement, increase educational messaging to users about funding choices, and communicate more information regarding protection programs to users. From time to time, we face inquiries from government regulators in various jurisdictions related to actions that we have taken that are designed to improve the security of transactions and the quality of the user experience on our websites and we may face similar inquiries from other government regulators in the future. For example, both the Australian Competition and Consumer Commission and the Reserve Bank of Australia recently reviewed our policies requiring sellers to offer PayPal as a payment alternative on most transactions on our localized Australian website and precluding sellers from imposing a surcharge or any other fee for accepting PayPal or other payment methods. Other regulators have requested information concerning PayPal's limitations of customer accounts. Similarly, Bill Me Later has from time to time received customer complaints that could result in investigations into Bill Me Later's business practices by state or federal regulators. As a result of the recent credit crisis, new laws have been passed, and we expect additional new laws and regulations to be adopted that impose, among other requirements, additional obligations and restrictions on the provision of credit. We are likely to receive additional inquiries from regulatory agencies in the future, including under existing or new credit laws or regulations, which may lead to action against us. We have responded to all inquiries from regulatory agencies by describing our current and planned antifraud efforts, customer support procedures, operating procedures and disclosures. If one or more of these agencies is not satisfied with our response to current or future inquiries, we could be subject to enforcement actions, fines or other penalties, or forced to change our operating practices in ways that could harm our business.
We are subject to general litigation and regulatory disputes.
From time to time, we are involved in other disputes or regulatory inquiries that arise in the ordinary course of business. The number and significance of these disputes and inquiries have increased as our company has grown larger and the scope of our businesses has expanded. We have in the past been forced to litigate such claims. We may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act, the Lanham Act and the Communications Decency Act are interpreted by the courts as our services to users continues to expand and as we expand geographically into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries such as ourselves are either unclear or less favorable. We are also subject to federal, state, local and foreign laws of general applicability, including laws regulating working conditions (e.g., the Fair Labor Standards Act). Any claims or regulatory actions against us, whether meritorious or not, could be time consuming, result in costly litigation, damage awards (including statutory damages for certain causes of action in certain jurisdictions), injunctive relief, or increased costs of doing business through adverse judgment or settlement, require us to change our business practices in expensive ways, require significant amounts of management time, result in the diversion of significant operational resources, or otherwise harm our business.
Changes to our dispute resolution process could increase our costs and loss rate.
In 2009, 2010 and 2011, we have transitioned buyers in the U.S., U.K. and Germany to a dispute resolution process provided by eBay customer support, which now serves as the primary entry point for buyers who are unable to resolve their disputes with eBay sellers. Among other things, the resolutions process provides that eBay will generally reimburse the buyer for the full amount of an item's purchase price (including original shipping costs), in cases where the item was not received or the item they received was different from that described in the listing, and the seller does not provide adequate resolution to the buyer. eBay then attempts to recoup amounts paid to the buyer from the seller's PayPal accounts or other collection methods. Our costs associated with resolutions have increased as a result of these changes to our resolutions policies and process. These changes, together with any further changes that we may make to our resolutions process in the future, may be negatively received by, and lead to dissatisfaction on the part of, some of our sellers. These changes may also result in an increase in buyer fraud and associated transaction losses. In addition, eBay may not have the same level of rights of recoupment against sellers as PayPal, which may result in higher costs to operate the program.

Failure to deal effectively with bad transactions and customer disputes would increase our loss rate and harm our business.
Over the last several years, we have enhanced the buyer and seller protections offered by PayPal in certain eBay marketplaces, and in certain countries for transactions outside of eBay marketplaces. These changes to PayPal's buyer and seller protection program could result in future changes and fluctuations in our Payments transaction loss rate. For the the six months ended June 30, 2011 and the fiscal year ended December 31, 2010, our Payments transaction losses (including both direct losses and buyer protection payouts) totaled $104.1 million and $153.1 million, representing 0.20% and 0.17% of our net total payment volume, respectively. Beginning in 2009, we have also changed the dispute resolution process for transactions on eBay.com, eBay.co.uk and eBay.de, as described in greater detail above under the caption “Changes to our dispute resolution process could increase our costs and loss rate,” which could result in an increase in our combined eBay and PayPal transaction losses.
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
PayPal incurs substantial losses due to claims from buyers that merchants have not performed or that their goods or services do not match the merchant's description, whether those claims arise from merchant fraud or from an unintentional failure to perform by the merchant. PayPal seeks to recover such losses from the merchant, but may not be able to recover in full if the merchant is unwilling or unable to pay. PayPal also incurs losses from claims that the customer did not authorize the purchase, from buyer fraud, from erroneous transmissions, and from customers who have closed bank accounts or have insufficient funds in them to satisfy payments. In addition to the direct costs of such losses, if they are related to payment card transactions and become excessive, they could potentially result in PayPal losing the right to accept payment cards for payment, which would materially and adversely affect our business. In addition, if PayPal were unable to accept payment cards, the velocity of trade on eBay could decrease and result in corresponding decreases in our net total payment volume, in which case our business would further suffer. The Bill Me Later service is similarly subject to the risk of fraudulent activity associated with merchants, users of the Bill Me Later service and third parties handling its user information, which could increase our exposure to transaction losses and adversely affect this business. Our Payments business has taken measures to detect and reduce the risk of fraud, but these measures need to be continually improved and may not be effective against new and continually evolving forms of fraud or in connection with new product offerings. If these measures do not succeed, our business will suffer.
eBay faces similar risks with respect to fraudulent activities on its websites. eBay periodically receives complaints from users who may not have received the goods that they had purchased. In some cases individuals have been arrested and convicted for fraudulent activities using our websites. eBay also receives complaints from sellers who have not received payment for the goods that a buyer had contracted to purchase. Non-payment may occur because of miscommunication, because a buyer has changed his or her mind and decided not to honor the contract to purchase the item, or because the buyer bid on the item maliciously in order to harm either the seller or eBay. In some European and Asian jurisdictions, buyers may also have the right to withdraw from a sale made by a professional seller within a specified time period. While eBay can, in some cases, suspend the accounts of users who fail to fulfill their payment or delivery obligations to other users, eBay does not have the ability to require users to make payment or deliver goods, or otherwise make users whole other than through our buyer protection programs. The impact of changes to our dispute resolutions program implemented beginning in 2009 is discussed in more detail above under the caption “Changes to our dispute resolution process could increase our costs and loss rate.”
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
Currently, a significant number of our users authorize us to bill their payment card accounts directly for all transaction fees charged by us. PayPal's users routinely provide credit card and other financial information, and GSI customers routinely provide credit card information which we maintain to facilitate the ease of future transactions. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication to effectively secure transmission of confidential information, including customer payment card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in the technology used by us to protect transaction data being breached or compromised. Non-technical means, for example, actions by a suborned employee, can also result in a data breach.
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
Our servers are also vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions, and we have experienced “denial-of-service” type attacks on our system that have, in certain instances, made all or portions of our websites unavailable for periods of time. For example, in December 2010, PayPal was subject to a series of distributed “denial of service” attacks following PayPal's decision to permanently restrict the account used by WikiLeaks due to a violation of PayPal's Acceptable Use Policy. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. These issues are likely to become more difficult as we expand the number of places where we operate. Security breaches, including any breach by us or by parties with which we have commercial relationships that result in the unauthorized release of our users' personal information, could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our insurance policies carry low coverage limits, which may not be adequate to reimburse us for losses caused by security breaches.
Our users, as well as those of other prominent Internet companies, have been and will continue to be targeted by parties using fraudulent “spoof” and “phishing” emails to misappropriate passwords, credit card numbers, or other personal information or to introduce viruses or other malware through “trojan horse” programs to our users' computers. These emails appear to be legitimate emails sent by eBay, PayPal, a GSI client, or one of our other businesses (e.g., StubHub), or by a user of one of our businesses, but direct recipients to fake websites operated by the sender of the email or request that the recipient send a password or other confidential information via email or download a program. Despite our efforts to mitigate “spoof” and “phishing” emails through product improvements and user education, “spoof” and “phishing” remain a serious problem that may damage our brands, discourage use of our websites, and increase our costs.
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
In addition, our GSI business utilizes “behavioral marketing” (generally, the tracking of a user's online activities) to deliver relevant content to Internet users. The Federal Trade Commission, or FTC, has released a Staff Report with principles to address consumer privacy issues that may arise from behavioral marketing and to encourage industry self-regulation. The FTC also has issued a Staff Report in December 2010 on consumer privacy policy, proposing a set of self-regulatory best practices and several policy recommendations for consideration by Congress, including institution of "do not track" mechanisms. In the future, regulations or legislation could, if enacted, prohibit the use of certain technologies that track individuals' activities on the Internet. Such laws and regulations could restrict our ability to collect and use page viewing data and personal information, which may reduce demand for GSI's ecommerce services and interactive marketing services businesses. If our interactive marketing products are perceived to cause or are otherwise unfavorably associated with invasions of privacy, whether or not illegal, we or our clients may be subject to public criticism. Existing and potential future privacy laws and increasing public concerns regarding data collection, privacy and security may cause some Internet users to be less likely to visit our clients' websites or otherwise interact with them. If enough consumers choose not to visit our customers' websites or otherwise interact with them, our customers could stop using our interactive marketing products, and the growth of these businesses could be harmed or it may not be possible to continue the current business models for these products.
Our revenue from advertising is subject to factors beyond our control.
We derive significant revenue from advertising on our websites. Revenues from online advertising are sensitive to events and trends that affect advertising expenditures, such as general changes in the economy and changes in consumer spending, as well as the effectiveness of online advertising versus offline advertising media and the value our websites provide to advertisers relative to other websites. Recent economic conditions have adversely impacted our advertising revenue. In addition, major search engine operators have the ability to change from time to time, at their sole discretion, the rules and search algorithms governing the pricing, availability, and placement of online advertising. Any changes in these rules or search algorithms could materially reduce the value that we derive from online advertising on our websites, either directly or indirectly. For example, retailers pay a fee to Shopping.com for online shoppers directed to their websites by Shopping.com. Rule changes made by search engines in 2008 disrupted traffic to our Shopping.com website, which in turn adversely affected click-through traffic to retailers from our Shopping.com website and associated fee revenue. Furthermore, we recently changed the placement of ads on our sites, which may reduce the amount we are paid. Finally, legislators and regulators in various jurisdictions, including the U.S. and the European Union, are reviewing Internet advertising models and the use of user-related data, and are considering proposals that could restrict or otherwise impact this business model. If we experience a reduction in our advertising revenues due to economic, competitive, regulatory, technological or other factors, including the worldwide economic slowdown, or due to the renegotiation of the terms of our contracts with major advertising companies or due to a reduction in our ability to effectively place advertisements on our sites or otherwise provide value to our advertisers, our business and financial results would suffer.
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
We are subject to the same foreign and domestic laws as other companies conducting business on and off the Internet. It is not always clear how existing laws governing issues such as property ownership, copyrights, trademarks and other intellectual property issues, parallel imports and distribution controls, taxation, libel and defamation, obscenity, and personal privacy apply to online businesses such as ours. The majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Those laws that do reference the Internet, such as the U.S. Digital Millennium Copyright Act, the U.S. “CAN-SPAM” Act and the European Union's Directives on Distance Selling and Electronic Commerce, are being interpreted by the courts, but their applicability and scope remain uncertain. Furthermore, as our activities and the types of goods and services listed on our websites expand, including through acquisitions such as Bill Me Later and StubHub, regulatory agencies or courts may claim or hold that we or our users are subject to licensure or prohibited from conducting our business in their jurisdiction, either generally or with respect to certain actions (e.g., the sale of real estate, event tickets, cultural goods, boats and automobiles). Recent financial and political events may increase the level of regulatory scrutiny on large companies in general and financial services companies in particular.
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
PayPal does not directly access payment card networks, such as Visa and MasterCard, which enable PayPal's acceptance of credit cards and debit cards (including some types of prepaid cards). As a result, PayPal must rely on banks or other payment processors to process transactions, and must pay fees for this service. From time to time, payment card networks have increased, and may increase in the future, the interchange fees and assessments that they charge for each transaction using one of their cards. PayPal's payment card processors have the right to pass any increases in interchange fees and assessments on to PayPal as well as increase their own fees for processing. Changes in interchange fees and assessments could increase PayPal's operating costs and reduce its profit margins. In addition, in some markets, governments have required Visa and MasterCard to reduce interchange fees, or have opened investigations as to whether Visa or MasterCard's interchange fees and practices violate antitrust law. In the United States, the financial reform law enacted in 2010 authorizes the Federal Reserve Board to regulate debit card interchange rates and debit card network exclusivity provisions, and in June 2011, the Federal Reserve Board voted to cap debit card interchange fees at significantly lower rates than Visa or MasterCard previously charged. Any material reduction in credit or debit card interchange rates in the United States or other markets could jeopardize PayPal's competitive position against traditional credit and debit card processors (although it could also reduce PayPal's costs). While the regulations adopted by the Federal Reserve Board in June 2011 do not treat PayPal as a “payment card network,” future changes to PayPal's business could potentially cause PayPal to be so treated, which could reduce PayPal's revenue and adversely affect PayPal's business.
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
Similarly, consumers typically pay for purchases through GSI's ecommerce services platforms by payment card or similar payment method. Accordingly, GSI faces risks similar to the risks described above for PayPal.
Bill Me Later's operations expose us to additional risks.
Risks associated with our reliance on an unaffiliated lender in providing the Bill Me Later service are discussed in detail under the caption “Bill Me Later's operations depend on lending services provided by an unaffiliated lender” above.
The Bill Me Later service relies on third-party merchant processors and payment gateways to process transactions. For the six months ended June 30, 2011 and the fiscal year ended December 31, 2010, approximately 74% and 67%, respectively, of all transaction volume by dollar amount through the Bill Me Later service was settled through the facilities of a single vendor. Any disruption to these third party payment processing and gateway services would adversely affect the Bill Me Later service.
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
We anticipate that the volume of credit extended by WebBank (the financial institution issuing the Bill Me Later credit products) will increase as we begin to enable qualified buyers with a PayPal account to use Bill Me Later as a payment funding option for transactions on eBay.com and on certain merchant websites that accept PayPal. We purchase the receivables relating to these consumer loans extended by the issuing bank, and therefore bear the risk of loss. Like other businesses with significant exposure to losses from consumer credit, the Bill Me Later service faces the risk that certain account holders will default on their payment obligations, making the receivables uncollectible and creating the risk of potential charge-offs. The rate at which receivables were charged off as uncollectible, or the net charge-off rate, was approximately 4.60% and 7.71%, respectively, for the six months ended June 30, 2011 and the fiscal year ended December 31, 2010. The nonpayment rate among Bill Me Later users may increase due to, among other things, worsening economic conditions, such as the current recession in the U.S., and higher unemployment rates. Consumers who miss payments on their obligations often fail to repay them, and consumers who file for protection under the bankruptcy laws generally do not repay their credit. The age and rate of growth of the receivables related to a consumer credit portfolio also affects the rate of missed payments and accounts charged off as uncollectible.
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
We have experienced system failures from time to time, and any interruption in the availability of our websites will reduce our current revenues and profits, could harm our future revenues and profits, and could subject us to regulatory scrutiny. Our eBay.com website has been interrupted for periods of up to 22 hours. In November 2009, technical systems issues resulted in eBay.com users being unable to search for listed items for a period of several hours. Our PayPal website has suffered intermittent unavailability for periods as long as five days, most recently for approximately three hours primarily on our ebay.co.uk site in May 2011. Other of our websites (e.g., StubHub) have experienced intermittent unavailability from time to time. Any unscheduled interruption in our services results in an immediate, and possibly substantial, loss of revenues. Frequent or persistent interruptions in our services could cause current or potential users to believe that our systems are unreliable, leading them to switch to our competitors or to avoid our sites, and could permanently harm our reputation and brands. Reliability is particularly critical for PayPal, especially as it seeks to expand its Merchant Services business. Because PayPal is a regulated financial institution, frequent or persistent site interruptions could lead to fines, penalties, or mandatory changes to PayPal's business practices, and ultimately could cause PayPal to lose existing licenses it needs to operate or prevent it from obtaining additional licenses that it needs to expand. Finally, because our customers may use our products for critical transactions, any system failures could result in damage to our customers' businesses. These customers could seek significant compensation from us for their losses. Even if unsuccessful, this type of claim likely would be time-consuming and costly for us to address.
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
If we are unable to cost-effectively upgrade and expand our websites and platforms, our business would suffer.

We must constantly add new hardware, update software and add new engineering personnel to accommodate the increased use of our websites and platforms, and the new products and features we regularly introduce. As our PayPal business continues to grow, we are focused on updating our PayPal platform to provide increased scale, improved performance and additional built-in functionality addressing regulatory compliance matters (e.g., anti-money laundering). This upgrade process is expensive, and the increased complexity of our websites and the need to support multiple platforms as our portfolio of brands grows increases the cost of additional enhancements. Failure to upgrade our technology, features, transaction processing systems, security infrastructure, or network infrastructure in a cost-effective manner to accommodate increased traffic or transaction volume or changes to our site functionality could harm our business. Adverse consequences could include unanticipated system disruptions, slower response times, degradation in levels of customer support, impaired quality of users' experiences of our services, impaired quality of services for third-party application developers using our externally accessible application programming interfaces and delays in reporting accurate financial information, and could result in customer dissatisfaction and the loss of existing users on our websites. We may be unable to effectively upgrade and expand our systems in a timely manner or smoothly integrate any newly developed or purchased technologies or businesses with our existing systems, and any failure to do so could result in problems on our sites. Further, steps to increase the reliability and redundancy of our systems are expensive, reduce our margins, and may not be successful in reducing the frequency or duration of unscheduled downtime.
There are many risks associated with our international operations.
Our international expansion has been rapid and our international business, especially in Germany, Korea and the U.K., has also become critical to our revenues and profits. Net revenues outside the U.S. accounted for approximately 55% and 54% of our net revenues, respectively, in the six months ended June 30, 2011 and the fiscal year ended December 31, 2010.
Expansion into international markets, such as our entry into Turkey in May 2011 upon the completion of our acquisition of additional shares in GittiGidiyor and PayPal's entry into emerging markets, requires management attention and resources and requires us to localize our services to conform to local cultures, standards and policies. The commercial, financial, Internet, and transportation infrastructure in lesser-developed countries may make it more difficult for us to replicate our business models. In many countries, we compete with local companies that understand the local market better than we do, and we may not benefit from first-to-market advantages. We may not be successful in expanding into particular international markets or in generating revenues from foreign operations. For example, in 2002 we withdrew our eBay marketplace offering from the Japanese market, and in 2007 we contributed our business in China to a joint venture with a local Chinese company. Even if we are successful in developing new markets, we often expect the costs of operating new sites to exceed our net revenues from those sites for at least 12 months in most countries.
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

•	cultural ambivalence towards, or non-acceptance of, online trading or online payments;

•	laws and business practices that favor local competitors or prohibit or limit foreign ownership of certain businesses;

•	difficulties in integrating with local payment providers, including banks, credit and debit card networks, and electronic fund transfer systems;

•	differing levels of retail distribution, shipping, and Internet infrastructures;

•	different employee/employer relationships and labor laws, and the existence of workers' councils and labor unions;

•	difficulties in staffing and managing foreign operations;

•	challenges associated with joint venture relationships and minority investments, including dependence on our joint venture partners;

•	difficulties in implementing and maintaining adequate internal controls;

•	longer payment cycles, different accounting practices, and greater problems in collecting accounts receivable;

•	potentially adverse tax consequences, including local taxation of our fees or of transactions on our websites;

•	higher Internet service provider costs;

•	different and more stringent user protection, data protection, privacy and other laws;

•	seasonal reductions in business activity;

•	expenses associated with localizing our products, including offering customers the ability to transact business in the local currency;

•	foreign exchange rate fluctuations;

•	our ability to repatriate funds from abroad without adverse tax consequences;

•	the possibility that foreign governments may impose currency controls or other restrictions on the repatriation of funds;

•	volatility in a specific country's or region's political, economic or military conditions (e.g., in South Korea relating to its disputes with North Korea);

•	challenges associated with maintaining relationships with local law enforcement and related agencies;

•	potentially higher incidence of fraud and corruption and higher credit loss risks; and

•	differing intellectual property laws.

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
On June 17, 2011, we completed our acquisition of GSI Commerce, Inc., which provides ecommerce and interactive marketing services. For a discussion of new risks associated with our GSI business, please see the caption “Our acquisition of GSI Commerce, Inc. exposes us to new risks,” below. In May 2011, we completed our acquisition of additional shares of GittiGidiyor, a Turkish online marketplace, increasing our ownership stake in GittiGidiyor to approximately 93%. For a discussion of risks associated with our expansion into Turkey, which represents a new international market for us, please see the risk factor caption "There are many risks associated with our international operations," above. We also recently announced that we have agreed to acquire Magento, an open source ecommerce platform provider, and Zong, which provides for payments through mobile carrier billing.
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

•	in some cases, the need to transition operations, users, and customers onto our existing or new platforms; and

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
In addition, we have made certain investments, including through joint ventures, in which we have a minority equity interest and lack management and operational control. The controlling joint venture partner in a joint venture investment may have business interests, strategies or goals that are inconsistent with ours, and business decisions or other actions or omissions of the controlling joint venture partner or the joint venture company may result in harm to our reputation or adversely affect the value of our investment in the joint venture. Our strategic investments may expose us to other risks. For example, GSI's minority interest in Intershop Communications AG is governed by German law, which could subject us to liability for certain disadvantages to Intershop if we were deemed to be in control of Intershop under German law.

Our acquisition of GSI Commerce, Inc. exposes us to new risks.

Our GSI business faces certain risks and challenges not shared by our other businesses, including those described under the risk factor captions "If our GSI business is unable to enhance its platform and migrate clients to that new platform in a timely and cost-effective manner, it would be substantially harmed" and "Changes in regulations or user concerns regarding privacy and protection of user data could adversely affect our business" and the following:

•
Importance of Enterprise Client Relationships. Key elements of the growth strategies of our GSI business include adding new clients and extending the term of existing client agreements. Competition for clients is intense, and our GSI business may not be able to add new clients or keep existing clients on favorable terms, or at all. For example, a change in the management of a GSI client could adversely affect our relationship with that client. In addition, many of our client contracts contain service level commitments. If our GSI business is unable to meet these commitments, its relationships with its clients could be damaged, and client rights to terminate their contracts with GSI and financial penalty provisions payable by GSI may be triggered. If any existing GSI clients were to exit the business we provide services to, be acquired, declare bankruptcy, suffer other financial difficulties, fail to pay amounts owed to GSI, and/or terminate or modify their relationships with GSI, our GSI business could be adversely affected. If agreements with existing clients expire or are terminated, GSI may be unable to renew or replace these agreements on comparable terms, or at all.

•
GSI's ecommerce services revenues are tied to the growth of the online businesses of its clients, which may be impacted by the offline businesses of those clients. A portion of GSI's ecommerce services revenue is derived from the value of ecommerce transactions that flow through GSI's ecommerce services business. Accordingly, growth in GSI's ecommerce services revenue depends upon the continued growth of the online businesses of its clients. GSI's ecommerce services business may be substantially impacted by any adverse conditions in the offline businesses of GSI's clients that negatively impact a client's online businesses, and the impairment of the offline business of GSI clients, whether due to financial difficulties, impairment of client brands, reduction in marketing efforts, reduction in the number of client retail stores or otherwise, could adversely affect GSI's ecommerce services business. If any of these were to occur, consumer traffic and sales through GSI's clients' websites could be negatively affected, which would result in decreasing revenues generated by the GSI business. GSI's business also relies on its clients' ability to accurately forecast product demand and select and buy the inventory for their corresponding online businesses. Under such arrangements, the client establishes product prices and pays GSI service fees based either on a fixed or variable percentage of revenues, or on the activity performed. As a result, if GSI's clients fail to accurately forecast product demand or optimize or maintain access to inventory, the client's ecommerce business (and, in turn, GSI's service fees) could be adversely affected.

•
Marketing and Promotional Arrangements. Our GSI business has relationships with search engines, comparison shopping sites, affiliate marketers, online advertising networks, and other websites to provide content, advertising banners and other links to its clients' ecommerce businesses. Our GSI business relies on these relationships as significant sources of traffic to clients' ecommerce businesses. If we are unable to maintain these relationships or enter into new relationships on acceptable terms, our ability to attract new customers could be harmed.

•
Shipping Vendors. Our GSI business relies upon multiple third parties to ship the products sold in its clients' web stores. As a result, we are subject to the risks associated with the ability of these vendors and other third parties to successfully and timely fulfill and ship customer orders, as well as any price increases instituted by these vendors (e.g., fuel surcharges). The failure of these vendors to provide these services, or the termination or interruption of these services, could adversely affect the satisfaction of consumers, which in turn could result in reduced sales by GSI's clients' web stores.

•
Storage of Customer Inventory. Our GSI business holds inventory on behalf of its ecommerce services customers, and GSI generally bears the risk of loss for such inventory. If GSI is unable to effectively manage and handle this inventory, this may result in unexpected costs that could adversely affect our GSI business. Any theft of such inventory, or damage or interruption to such inventory, including as a result of earthquakes, floods, fire, power loss, labor disputes, terrorist attacks, and similar events and disruptions, could result in losses related to such inventory and disruptions to GSI's customers' businesses, which could in turn adversely affect our GSI business.

•
Reliance on email. GSI's interactive marketing solutions business relies on email marketing to drive consumer traffic to the web stores in GSI's ecommerce services business. Email could become a less effective means of communicating with and marketing to consumers for a variety of reasons, including the following: problems with technology that make GSI's email communications more difficult to deliver and for consumers to read (e.g., the inability of smart phones or similar communication devices to adequately display email); consumers may disregard marketing emails due to the large volume of such emails they receive; the inability of filters to effectively screen for unwanted emails, resulting in increased levels of junk mail, or “SPAM,” which may overwhelm consumer's email accounts; increased use of social networking sites, which may result in decreased use of email as a primary means of communication; continued security concerns regarding Internet usage in general from viruses, worms or similar problems; and increased governmental regulation or restrictive policies adopted by Internet service providers that make it more difficult or costly to utilize email for marketing communications. If any of our GSI entities were to end up on SPAM lists or lists of entities that have been involved in sending unwanted, unsolicited emails, their ability to contact customers through email could be significantly restricted. If any of the foregoing were to occur, the traffic to GSI's clients' ecommerce businesses and the demand for GSI's email marketing solutions could decrease and our GSI business could be harmed.

•
Risks associated with our relationship with NRG Commerce, LLC. Immediately following our acquisition of GSI, eBay sold 100% of GSI's sports merchandise business and 70% of its RueLaLa and ShopRunner businesses (which we refer to collectively as the divested entities), to NRG Commerce, LLC, which we refer to as NRG. NRG is wholly-owned by GSI's former Chairman, President and Chief Executive Officer, Mr. Michael Rubin. Each of the divested entities was a direct or indirect wholly-owned subsidiary of GSI Commerce. In connection with (and as a result of) the divestiture to NRG, our GSI business maintains certain commercial and financial relationships with the divested entities which expose it to certain risks of the businesses of NRG and the divested entities.

Our GSI business and the divested entities are parties to certain services agreements pursuant to which our GSI business will provide certain services to NRG. If GSI and NRG were to become engaged in disputes about these agreements and the parties' respective obligations under these agreements, management of GSI could be distracted from other clients and the business of GSI could be disrupted and substantially harmed.

Our GSI business is also party to certain acquisition agreements relating to entities purchased by GSI prior to our acquisition, and which relate to businesses owned by the divested entities. NRG has agreed to indemnify GSI for certain liabilities incurred by GSI under these acquisition agreements. If such liabilities were realized and NRG was not able or willing to meet its indemnification obligations, GSI would be liable for them and its business could be harmed.

As part of the NRG divestiture, we loaned NRG and the divested entities $467 million, which is secured by certain assets of the divested entities. NRG and the divested entities' ability to repay this obligation is dependent on the financial performance of NRG and the divested entities. If NRG is unable to repay this obligation, our results of operations and financial condition could be harmed.
Our business and users may be subject to sales tax and other taxes.

The application of indirect taxes (such as sales and use tax, value-added tax (VAT), goods and services tax, business tax, and gross receipt tax) to ecommerce businesses such as eBay and to our users is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the adoption and growth of the Internet and ecommerce. In many cases, it is not clear how existing statutes apply to the Internet or ecommerce. In addition, some jurisdictions have implemented or may implement laws specifically addressing the Internet or some aspect of ecommerce. For example, the State of New York has passed legislation that requires any out-of-state seller of tangible personal property to collect and remit New York use tax if the seller engages affiliates above certain financial thresholds in New York to perform certain business promotion activities. Several ecommerce companies are challenging this new law. Also, in June 2011 California enacted legislation (ABx1 28) that requires certain out-of-state retailers to collect and remit California use tax on taxable sales to California purchasers when the retailer has a relationship with a person in the State that refers customers to the retailer. The new California law is similar to the law passed in New York, but provides exclusions for certain forms of Internet marketing and is limited to retailers who exceed prescribed sales volume thresholds. However, if our sellers who are not already required to collect California state or use tax believe that their use of our websites requires them to collect California use tax, they may elect to limit their use of our websites rather than collect the tax, which would harm our business. North Carolina, Rhode Island, Illinois, Arkansas and South Dakota have also enacted similar laws related to affiliates, and a number of other states appear to be considering similar legislation. The adoption of such legislation by states where eBay has significant operations that perform certain business promotion activities could result in a use tax collection responsibility for certain of our sellers. This collection responsibility and the additional costs associated with complex use tax collection, remittance and audit requirements would make selling on our websites less attractive for small business retailers, and would harm our business.
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
We do not collect taxes on the goods or services sold by users of our services. One or more states or the federal government or foreign countries may seek to impose a tax collection, reporting or record-keeping obligation on companies that engage in or facilitate ecommerce. Such an obligation could be imposed by legislation intended to improve tax compliance (and legislation to such effect has been discussed in the U.S. Congress, several states, and a number of foreign jurisdictions) or if an eBay company was ever deemed to be the legal agent of the users of our services by a jurisdiction in which eBay operates. In July 2008, the Housing and Economic Recovery Act of 2008 (H.R. 3221) was signed into law. This law contains provisions that require companies that provide payments over electronic means to users to report to the Internal Revenue Service (IRS) information on payments received by certain customers. . The legislation, effective for payments received after December 31, 2010, requires PayPal and other electronic payments providers, as well as potentially StubHub and similar companies, to report to the IRS on customers subject to U.S. income tax who receive more than $20,000 in payments and more than 200 payments in a year, to request tax ID numbers from U.S. taxpayers and track payments by tax ID number, and to withhold a proportion of payments and forward such withholding to the IRS if customers who receive more than 200 payments do not provide correct and complete information. We have had to modify our software to meet these requirements and expect increased operational costs in connection with complying with these reporting obligations. The IRS regulations may also require us to collect a certification of non-U.S. taxpayer status from international merchants. These requirements may decrease seller activity on our sites and harm our business. Any failure by us to meet these new requirements could result in substantial monetary penalties and other sanctions and could harm our business.
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
Our tickets business is subject to seasonal fluctuations and the general economic and business conditions that impact the sporting events and live entertainment industries. The recent economic downturn has resulted in a decrease in ticket prices sold on our sites and has negatively impacted revenue and profits. In addition, a work stoppage, strike or lockout by a professional sports league (for example, the current lockouts by each of the National Football League and the National Basketball Association) could result in the cancellation of all or a portion of the games in a league's season, which would harm our tickets business. In addition, a portion of StubHub's tickets inventory is held in digital form. Systems failures or other disruptions that result in the loss of such tickets inventory could materially harm our tickets business.
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
Our competitors include the vast majority of traditional department, warehouse, discount, and general merchandise stores (as well as the online operations of these traditional retailers), emerging online retailers, online classified services, and other shopping channels such as offline and online home shopping networks. In the U.S., these include Wal-Mart, Target, Sears, Macy's, JC Penney, Costco, Office Depot, Staples, OfficeMax, Sam's Club, Amazon.com, Buy.com (owned by Rakuten), AOL.com, Yahoo! Shopping, MSN, QVC, and Home Shopping Network, among others.
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
We also compete with many local, regional, and national specialty retailers and exchanges in each of the major categories of products offered on our site. For example, category-specific competitors to offerings in our “Home and Garden” category include, among others, Ashley Furniture, Bed, Bath & Beyond, Brylane, Crate & Barrel, CSN Stores, Frontgate, Haverty's, IKEA, Hayneedle, Home Depot, Kohl's, Lamps Plus, Lowe's, Lumber Liquidators, Menards, OSH, Pier One, Pottery Barn, Rooms to Go, Williams-Sonoma and World Market, antique and collectible dealers, antique and collectible fairs, auction houses, estate sales, flea markets and swap meets, independent coin and stamp dealers, and specialty retailers.
Our international Marketplaces websites compete with similar online and offline channels in each of their vertical categories in most countries. In addition, they compete with general online ecommerce sites, such as: Quelle and Otto in Germany; Leboncoin.fr and PriceMinister (owned by Rakuten) in France; Taobao in China; Tradus (owned by Naspers) in Poland; Yahoo-Kimo in Taiwan; Lotte, Naver and 11th Street in South Korea; Trading Post, OZtion and Aussie Bidder in Australia; and Amazon and Play.com in the United Kingdom and other countries. In some of these countries, there are online sites that have much larger customer bases and greater brand recognition than we do, and in certain of these jurisdictions there are competitors that may have a better understanding of local culture and commerce than we do. As our businesses in less-developed countries grow, we increasingly may compete with domestic competitors which have advantages we do not possess, such as a greater ability to operate under local regulatory authorities.

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

•
processors that provide online merchants the ability to offer their customers the option of paying for purchases from their bank account or paying on credit, including the newly-announced ClearXchange joint venture among Wells Fargo, Bank of America and JP Morgan Chase, , Acculynk, Moneta, eBillMe, and TeleCheck, a subsidiary of First Data, and Sofortuberweisung in Germany;

•
providers of “digital wallet” services that offer customers the ability to pay online or on mobile devices through a variety of payment methods, including a new service announced by Visa, American Express's newly-launched Serve, and Google Wallet;

•	providers of traditional payment methods, particularly credit cards, checks, money orders, and Automated Clearing House transactions;

•	issuers of stored value targeted at online payments, including VisaBuxx, NetSpend, Green Dot, PayNearMe and UKash;

•	mobile payments, including Obopay, Amazon Payments, ISIS, Buyster, Mpass, O2 Money, Crandy, Payfone, LUUP and Payforit;

•	Amazon Payments, which offers online merchants the ability to accept credit card- and bank-funded payments from Amazon's base of online customers on the merchant's own website;

•	Google Checkout, which enables the online payment of merchants using credit cards;

•	AliPay, which operates primarily in China but has announced plans to expand internationally;

•	Other providers of online account-based payments, such as Moneybookers and ClickandBuy (primarily in the EU), Paymate and Visa PayClick in Australia,

•	payment services targeting users of social networks and online gaming, including Facebook and Hi5 credits, PlaySpan (which Visa has acquired) and Boku;

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

GSI
Our GSI business segment has two main businesses: ecommerce services and interactive marketing services.
Ecommerce Services
The market for the development and operation of ecommerce services that enable companies to operate ecommerce businesses and integrate their ecommerce businesses into their multichannel retail offerings is continuously evolving and intensely competitive. In our ecommerce services business, we face competition from in-house ecommerce solutions, technology and service providers which supply one or more components of an ecommerce solution and other providers of integrated ecommerce solutions. Many of our prospective ecommerce services clients evaluate managing all or some aspects of an ecommerce operation with internal resources. As a result, we often compete with in-house solutions promoted and supported by internal information technology staffs, merchandising groups and other internal corporate constituencies as well as with technology and service providers that supply one or more components of an ecommerce solution that allow prospective clients to develop and operate their ecommerce business in-house. This group of providers may include the prospective client itself and companies that offer: Web platforms (e.g., Art Technology Group, IBM and Microsoft); customer care/call center services (e.g., West Communications, Sykes Enterprises, and Convergys); fulfillment and logistics (e.g., PFS Web, Innotrac, DHL and UPS); and systems integrators (e.g., Accenture, EDS, Sapient, Infosys and IBM).

Low barriers to entry into the ecommerce services solutions market could increase the number of competitors our ecommerce services business may face. As we continue to expand internationally, our ecommerce services business will face increased competition from local companies which may have a greater understanding of, and focus on, the local customer. Our ecommerce services business has competitors with longer operating histories, larger customer bases, greater brand recognition and greater financial, marketing and other resources. Those competitors may be able to secure merchandise on more favorable terms and devote more resources to technology development and marketing than our ecommerce services business.

We believe that we compete with ecommerce services competitors primarily on the basis of the following:

•	offering the choice of a complete integrated solution or a component-based solution;

•	promoting the client's brand and business, rather than our own;

•	providing scale and operating leverage with an enterprise focus;

•	establishing a commitment to invest in and enhance our platform; and

•	aligning our financial interests with those of our clients.

Interactive Marketing Services

The market for interactive marketing services is continuously evolving and intensely competitive. In our interactive marketing services business, we face competition from other providers of interactive marketing services, other providers of traditional marketing services and in-house marketing departments, as our prospective interactive marketing services clients evaluate managing their marketing services with internal resources as well as through interactive marketing agencies. As a result, we often compete with in-house solutions promoted and supported by internal marketing departments as well as with service providers that supply one or more interactive marketing services. This group of providers may include the prospective client itself and companies that offer: email management and data aggregation (e.g., Experian, Harte-Hanks and Epsilon); online marketing and design services (digital marketing services agencies such as Omnicom Group, WPP Group, Publicis and the Interpublic Group of Companies); and other interactive marketing services (e.g., Google, LinkShare (owned by Rakuten), TradeDoubler, and ValueClick).

Low barriers to entry in the interactive marketing industry may increase the number of competitors our interactive marketing services business may face. International expansion of our interactive marketing services business will increase our exposure to competition with local companies who may have a competitive advantage because of their understanding of the needs of local businesses and consumers. Our interactive marketing services business has competitors with longer operating histories, larger customer bases, greater brand recognition or greater financial, marketing and other resources who are able to devote more resources to technology development and marketing.

We believe that we compete with interactive marketing services competitors primarily on the basis of the following:

•
offering digital marketing solutions that are integrated with our ecommerce services platform, which we believe provides a more strategic, cohesive and optimized approach to growing ecommerce businesses; and

•	providing services that utilize proprietary technology to promote stronger customer engagements designed to increase clients' return on investment.

We are subject to regulatory activity and antitrust litigation under competition laws.
We receive scrutiny from various government agencies under U.S. and foreign competition laws. Some jurisdictions also provide private rights of action for competitors or consumers to assert claims of anti-competitive conduct. Other companies and government agencies have in the past and may in the future allege that our actions violate the antitrust or competition laws of the U.S. or other countries, or otherwise constitute unfair competition. Contractual agreements with buyers, sellers, or other companies could give rise to regulatory action or antitrust litigation. Also, our unilateral business practices could give rise to regulatory action or antitrust litigation. Some regulators, particularly those outside of the U.S., may perceive our business to have so much market power that otherwise uncontroversial business practices could be deemed anticompetitive. For example, in the U.S., we have been sued by a plaintiff representing a putative class of sellers who alleges that we have illegally monopolized a market for online auctions. See “Item 1 - Legal Proceedings” above. In Korea, the national competition authority has investigated allegations that we have engaged in illegal exclusive conduct and rendered a decision against us in October 2010. The case is on appeal through two administrative lawsuits, and a further investigation has now been concluded by the Seoul prosecutor's office, which has chosen not to bring any charges . The competition authorities in Germany and Australia have conducted investigations (now completed) of various actions taken by our businesses. Such claims and investigations, even if without foundation, typically are very expensive to defend, involve negative publicity and substantial diversion of management time and effort, and could result in significant judgments against us.
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
Anything that diverts our users from their customary level of usage of our websites could adversely affect our business. We would therefore be adversely affected by geopolitical events such as war, the threat of war, or terrorist activity, and natural disasters, such as hurricanes or earthquakes. Similarly, our results of operations historically have experienced seasonal fluctuations because many of our users reduce their activities on our websites with the onset of good weather during the summer months, and on and around national holidays. In particular, our GSI business is highly seasonal, with the fourth quarter holiday season accounting for a disproportionate amount of GSI's net revenues due to consumers increasing their purchases and businesses increasing their advertising to consumers during that period, and any factors that limit or dampen consumer spending during the fourth quarter holiday season could harm our GSI business. In addition, increased usage of social networking or other entertainment websites may decrease the amount of time users spend on our websites, which could adversely affect our financial results.
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
Our integrated open commerce platforms, which are open to third-party developers, subject us to additional risks.
In 2009, we launched the PayPal Developer Platform to enable third party developers to access a wide variety of PayPal product and programming code specifications and to connect to select PayPal payment application programming interfaces (APIs). We also began providing a software tool kit for building mobile payments applications, and enabling third party developers to access certain APIs with respect to our Marketplaces platforms. In June 2011, we launched X.Commerce, our integrated open commerce platform initiative, which includes our eBay Developer Program and PayPal Developer Network. Assuming that we complete our pending acquisition of Magento, which provides open source ecommerce platforms, it will become part of X.Commerce. There can be no assurance that third-party developers will develop and maintain applications and services on our open commerce platforms on a timely basis or at all, and a number of factors could cause such third-party developers to curtail or stop development for our platforms. In addition, our business is subject to many regulatory restrictions, which may be contravened by such third party applications. If this were to occur, we would be liable for the regulatory failure and our business could be adversely affected.
There are risks associated with our indebtedness.
At June 30, 2011, we had $2.5 billion in unsecured indebtedness outstanding, as well as $0.8 billion of available borrowing capacity under our existing unsecured revolving credit facility. We may incur additional indebtedness in the future, including under our revolving credit facility or through public or private offerings of debt securities. Our outstanding indebtedness and any additional indebtedness we incur may have important consequences, including, without limitation, the following:

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
The business of selling goods over the Internet, particularly through online trading, is dynamic and relatively new. Concerns about fraud, privacy, and other problems may discourage additional consumers from adopting the Internet as a medium of commerce. In countries such as the U.S., Germany, Korea and the U.K., where our services and online commerce generally have been available for some time and the level of market penetration of our services is high, acquiring new users for our services may be more difficult and costly than it has been in the past. Moreover, the growth rates of Internet users is slowing in many countries where we have a significant presence. In order to expand our user base, we must appeal to and acquire consumers who historically have used traditional means of commerce to purchase goods and may prefer Internet analogues to such traditional retail means to our offerings, such as the retailer's own website. If these consumers prove to be less active than our earlier users due to lower levels of willingness to use the Internet for communications or commerce for any reason, including lack of access to high-speed communications equipment, congestion of traffic on the Internet, Internet outages or delays, disruptions or other damage to users' computers and we are unable to gain efficiencies in our operating costs, including our cost of acquiring new customers, our business could be adversely impacted.
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
We regard the protection of our intellectual property, including our trademarks (particularly those covering the eBay and PayPal names), patents, copyrights, domain names, trade dress, and trade secrets as critical to our success. We aggressively protect our intellectual property rights by relying on federal, state and common law rights in the U.S. and internationally, as well as a variety of administrative procedures. We also rely on contractual restrictions to protect our proprietary rights in products and services. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with parties with whom we conduct business in order to limit access to and disclosure of our proprietary information. Effective intellectual property protection may not be available in every country in which our products and services are made available, and contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent misappropriation of our technology or deter independent development of similar technologies by others.

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

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchase activity during the three months ended June 30, 2011 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet be Purchased Under the Programs (1)
May 1, 2011 - May 31, 2011	5,120,000	$32.34	5,120,000	$1,421,937
June 1, 2011 - June 30, 2011	8,480,000	$30.54	8,480,000	$1,162,948
	13,600,000		13,600,000

(1)    In September 2010, our Board authorized a stock repurchase program that provides for the repurchase of up to $2.0 billion of our common stock, with no expiration from the date of authorization, for the purpose of offsetting the impact of dilution from our equity compensation programs. During the six months ended June 30, 2011, we repurchased approximately $780.8 million of our common stock under this stock repurchase program at an average price of $31.74 per share. As of June 30, 2011, approximately $1.2 billion remained available for further purchases of our common stock under this stock repurchase program.

Item 3:    Defaults Upon Senior Securities

Not applicable.

Item 5:    Other Information

Not applicable.

Item 6:    Exhibits

Exhibit 3.01	Amended and Restated Bylaws of eBay Inc. (filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed with the Commission on June 28, 2011 and incorporated herein by reference).
Exhibit 4.01	Form of 2.50% Convertible Senior Note due 2027 (filed as Exhibit 4.1 to GSI Commerce, Inc.’s Current Report on Form 8-K filed with the Commission on July 5, 2007 and incorporated herein by reference).
Exhibit 4.02
Indenture dated as of July 2, 2007 between GSI Commerce, Inc. and The Bank of New York, as trustee (filed as Exhibit 4.2 to GSI Commerce, Inc.’s Current Report on Form 8-K filed with the Commission on July 5, 2007 and incorporated herein by reference).

Exhibit 4.03
First Supplemental Indenture dated as of June 17, 2011 to the Indenture dated as of July 2, 2007 between GSI Commerce, Inc. and The Bank of New York Mellon, as trustee (filed as Exhibit 10.1 to GSI Commerce, Inc.'s Current Report on Form 8-K filed with the Commission on June 17, 2011 and incorporated herein by reference).

Exhibit 10.01+
GSI Commerce, Inc. 2010 Equity Incentive Plan (filed as Appendix A to GSI Commerce, Inc.'s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 13, 2010 and incorporated herein by reference).

Exhibit 10.02+
Amendment to GSI Commerce, Inc. 2010 Equity Incentive Plan (filed as Exhibit 99.4 to the Registrant's Registration Statement on Form S-8 filed with the Commission on July 8, 2011 and incorporated herein by reference).

Exhibit 10.03+	Form of Restricted Stock Unit Agreement (and Performance-Based Restricted Stock Unit Agreement) under GSI Commerce, Inc. 2010 Equity Incentive Plan, as amended.
Exhibit 10.04+	Letter Agreement dated July 7, 2011 between Christopher Saridakis and Registrant.
Exhibit 10.05+	Performance Award Agreement dated June 16, 2011, between Christopher Saridakis and GSI Commerce, Inc.
Exhibit 10.06	Credit Agreement, dated as of November 7, 2006, by and among Registrant, Bank of America, N.A., as Administrative Agent, and the other lenders named from time to time therein.
Exhibit 12.01	Statement regarding computation of ratio of earnings to fixed charges.
Exhibit 31.01	Certification of Registrant's Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.02	Certification of Registrant's Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.01	Certification of Registrant's Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.02	Certification of Registrant's Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

eBay Inc.
Principal Executive Officer:

		By:	/s/ John Donahoe
John Donahoe
President and Chief Executive Officer
Date:	July 21, 2011
Principal Financial Officer:

		By:	/s/ Robert H. Swan
Robert H. Swan
Senior Vice President and Chief Financial Officer
Date:	July 21, 2011
Principal Accounting Officer:

		By:	/s/ Phillip P. DePaul
Phillip P. DePaul
Vice President, Chief Accounting Officer
Date:	July 21, 2011

INDEX TO EXHIBITS

Exhibit 3.01	Amended and Restated Bylaws of eBay Inc. (filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed with the Commission on June 28, 2011 and incorporated herein by reference).
Exhibit 4.01	Form of 2.50% Convertible Senior Note due 2027 (filed as Exhibit 4.1 to GSI Commerce, Inc.’s Current Report on Form 8-K filed with the Commission on July 5, 2007 and incorporated herein by reference).
Exhibit 4.02
Indenture dated as of July 2, 2007 between GSI Commerce, Inc. and The Bank of New York, as trustee (filed as Exhibit 4.2 to GSI Commerce, Inc.’s Current Report on Form 8-K filed with the Commission on July 5, 2007 and incorporated herein by reference).

Exhibit 4.03
First Supplemental Indenture dated as of June 17, 2011 to the Indenture dated as of July 2, 2007 between GSI Commerce, Inc. and The Bank of New York Mellon, as trustee (filed as Exhibit 10.1 to GSI Commerce, Inc.'s Current Report on Form 8-K filed with the Commission on June 17, 2011 and incorporated herein by reference).

Exhibit 10.01+
GSI Commerce, Inc. 2010 Equity Incentive Plan (filed as Appendix A to GSI Commerce, Inc.'s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 13, 2010 and incorporated herein by reference).

Exhibit 10.02+	Amendment to GSI Commerce, Inc. 2010 Equity Incentive Plan (filed as Exhibit 99.4 to the Registrant's Form S-8 filed with the Commission on July 8, 2011 and incorporated herein by reference).
Exhibit 10.03+	Form of Restricted Stock Unit Agreement (and Performance-Based Restricted Stock Unit Agreement) under GSI Commerce, Inc. 2010 Equity Incentive Plan, as amended.
Exhibit 10.04+	Letter Agreement dated July 7, 2011 between Christopher Saridakis and Registrant.
Exhibit 10.05+	Performance Award Agreement dated June 16, 2011, between Christopher Saridakis and GSI Commerce, Inc.
Exhibit 10.06	Credit Agreement, dated as of November 7, 2006, by and among Registrant, Bank of America, N.A., as Administrative Agent, and the other lenders named from time to time therein.
Exhibit 12.01	Statement regarding computation of ratio of earnings to fixed charges.
Exhibit 31.01	Certification of Registrant's Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.02	Certification of Registrant's Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.01	Certification of Registrant's Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.02	Certification of Registrant's Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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