Form 10-Q
period 2011-09-30
EBAY INC
filed 2011-10-21
CIK 1065088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 17, 2011, there were 1,290,934,293 shares of the registrant's common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements
eBay Inc.
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2011	December 31, 2010
	(In thousands, except par value amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,998,950	$5,577,411
Short-term investments	1,013,924	1,045,403
Accounts receivable, net	595,716	454,366
Loans and interest receivable, net	1,186,870	956,189
Funds receivable and customer accounts	3,295,115	2,550,731
Other current assets	671,770	481,238
Total current assets	9,762,345	11,065,338
Long-term investments	3,018,596	2,492,012
Property and equipment, net	1,859,190	1,523,333
Goodwill	8,341,910	6,193,163
Intangible assets, net	1,452,723	540,711
Other assets	465,773	189,205
Total assets	$24,900,537	$22,003,762
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$1,015,830	$300,000
Accounts payable	269,031	184,963
Funds payable and amounts due to customers	3,295,115	2,550,731
Accrued expenses and other current liabilities	1,427,706	1,343,888
Deferred revenue	108,274	96,464
Income taxes payable	29,196	40,468
Total current liabilities	6,145,152	4,516,514
Deferred and other tax liabilities, net	1,005,732	645,457
Long-term debt	1,528,158	1,494,227
Other liabilities	56,169	45,385
Total liabilities	8,735,211	6,701,583
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock, $0.001 par value; 3,580,000 shares authorized; 1,290,645 and 1,297,710 shares outstanding	1,531	1,513
Additional paid-in capital	10,986,119	10,480,709
Treasury stock at cost, 240,687 and 215,082 shares	(6,905,567)	(6,091,435)
Retained earnings	11,409,853	10,160,078
Accumulated other comprehensive income	673,390	751,314
Total stockholders' equity	16,165,326	15,302,179
Total liabilities and stockholders' equity	$24,900,537	$22,003,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
	(Unaudited)
Net revenues	$2,965,761	$2,249,488	$8,271,644	$6,660,924
Cost of net revenues	919,697	640,268	2,425,752	1,862,194
Gross profit	2,046,064	1,609,220	5,845,892	4,798,730
Operating expenses:
Sales and marketing	623,309	483,653	1,763,226	1,408,050
Product development	318,902	226,803	890,921	662,259
General and administrative	336,606	261,662	1,018,234	800,505
Provision for transaction and loan losses	146,054	97,964	371,641	296,025
Amortization of acquired intangible assets	84,605	45,957	181,978	148,104
Restructuring	(233)	3,005	(482)	20,437
Total operating expenses	1,509,243	1,119,044	4,225,518	3,335,380
Income from operations	536,821	490,176	1,620,374	1,463,350
Loss on divested business	—	—	(256,501)	—
Interest and other income (expense), net	78,704	26,825	110,972	47,692
Income before income taxes	615,525	517,001	1,474,845	1,511,042
Provision for income taxes	(125,022)	(85,072)	(225,070)	(269,268)
Net income	$490,503	$431,929	$1,249,775	$1,241,774
Net income per share:
Basic	$0.38	$0.33	$0.97	$0.95
Diluted	$0.37	$0.33	$0.95	$0.94
Weighted average shares:
Basic	1,289,631	1,308,888	1,290,921	1,303,217
Diluted	1,309,334	1,328,415	1,311,173	1,324,509

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
	(Unaudited)
Net income	$490,503	$431,929	$1,249,775	$1,241,774
Other comprehensive income (loss):
Foreign currency translation	(512,355)	624,370	5,056	(67,041)
Unrealized gains (losses) on investments, net	(253,000)	167,473	(149,934)	169,605
Unrealized gains (losses) on hedging activities	64,943	(31,912)	22,689	3,957
Tax benefit (provision) on above items	82,701	(62,990)	44,265	(66,551)
Net change in accumulated other comprehensive income (loss)	(617,711)	696,941	(77,924)	39,970
Comprehensive income (loss)	$(127,208)	$1,128,870	$1,171,851	$1,281,744

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$1,249,775	$1,241,774
Adjustments:
Provision for transaction and loan losses	371,641	296,025
Depreciation and amortization	667,400	570,177
Stock-based compensation	345,932	287,832
Loss on divested business	256,501	—
Gain on acquisition of a business	(73,400)	—
Changes in assets and liabilities, net of acquisition effects	(526,435)	(504,053)
Net cash provided by operating activities	2,291,414	1,891,755
Cash flows from investing activities:
Purchases of property and equipment, net	(671,851)	(526,445)
Changes in principal loans receivable, net	(254,097)	(138,244)
Purchases of investments	(1,883,599)	(2,022,642)
Maturities and sales of investments	1,297,592	1,183,523
Acquisitions, net of cash acquired	(3,155,122)	(7,000)
Repayment of Skype note receivable	—	125,000
Other	(101,818)	(4,924)
Net cash used in investing activities	(4,768,895)	(1,390,732)
Cash flows from financing activities:
Proceeds from issuance of common stock	187,720	118,852
Repurchases of common stock	(814,132)	(297,662)
Excess tax benefits from stock-based compensation	65,457	26,649
Tax withholdings related to net share settlements of restricted stock awards and units	(130,259)	(106,925)
Net borrowings under commercial paper program	700,000	—
Repayment of acquired debt	(199,271)	—
Funds receivable and customer accounts	(696,060)	(334,911)
Funds payable and amounts due to customers	696,060	334,911
Net cash (used in) provided by financing activities	(190,485)	(259,086)
Effect of exchange rate changes on cash and cash equivalents	89,505	(60,848)
Net (decrease) increase in cash and cash equivalents	(2,578,461)	181,089
Cash and cash equivalents at beginning of period	5,577,411	3,999,818
Cash and cash equivalents at end of period	$2,998,950	$4,180,907
Supplemental cash flow disclosures:
Cash paid for interest	$14,288	$—
Cash paid for income taxes	$282,107	$475,026
Non-cash investing and financing activities:
Common stock options assumed pursuant to acquisition	$24,762	$—
Note receivable from divested business	$286,800	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — The Company and Summary of Significant Accounting Policies

The Company

eBay Inc. (“eBay”) was incorporated in California in May 1996, and reincorporated in Delaware in April 1998. eBay is about enabling commerce. We do so through eBay, the world's largest online marketplace, which allows users to buy and sell in nearly every country on earth; through PayPal, which enables individuals and businesses to securely, easily and quickly send and receive online payments; and through GSI, which facilitates ecommerce, multichannel retailing and digital marketing for global enterprises. X.commerce brings together the technology assets and developer communities of eBay, PayPal and Magento, an ecommerce platform, to support eBay Inc.'s mission of enabling commerce. We also reach millions through specialized marketplaces such as StubHub, the world's largest ticket marketplace, and eBay classifieds sites, which together have a presence in more than 1,000 cities around the world.

We have three reportable business segments: Marketplaces, Payments and GSI. Our Marketplaces segment includes our eBay.com platform and its localized counterparts and our other online platforms, such as our online classifieds businesses and StubHub. Our Payments segment is comprised of PayPal and Bill Me Later (BML). Our GSI segment consists of GSI, which was added upon the completion of our acquisition of GSI on June 17, 2011. The results of our new GSI segment have been included in our consolidated results of operations from the acquisition date.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Recent Accounting Pronouncements

In 2011, the Financial Accounting Standards Board ("FASB") issued new accounting guidance that amends some fair value measurement principles and disclosure requirements. The new guidance states that the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets and prohibits the grouping of financial instruments for purposes of determining their fair values when the unit of account is specified in other guidance. We will adopt this accounting standard upon its effective date for periods beginning on or after December 15, 2011, and do not anticipate that this adoption will have a significant impact on our financial position or results of operations.

In 2011, the FASB issued new disclosure guidance related to the presentation of the Statement of Comprehensive Income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity and requires presentation of reclassification adjustments on the face of the income statement. We will adopt this accounting standard upon its effective date for periods beginning on or after December 15, 2011, and this adoption will not have any impact on our financial position or results of operations but will impact our financial statement presentation.

In 2011, the FASB issued new accounting guidance that simplifies goodwill impairment tests. The new guidance states that a "qualitative" assessment may be performed to determine whether further impairment testing is necessary. We will adopt this accounting standard upon its effective date for periods beginning on or after December 15, 2011, and do not anticipate that this adoption will have a significant impact on our financial position or results of operations.

Note 2 — Net Income Per Share

Basic net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding options and restricted stock is reflected in diluted net income per share by application of the treasury stock method. The calculation of diluted net income per share excludes all anti-dilutive shares. The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Numerator:
Net income	$490,503	$431,929	$1,249,775	$1,241,774
Denominator:
Weighted average common shares - basic	1,289,631	1,308,888	1,290,921	1,303,217
Dilutive effect of equity incentive plans	19,703	19,527	20,252	21,292
Weighted average common shares - diluted	1,309,334	1,328,415	1,311,173	1,324,509
Net income per share:
Basic	$0.38	$0.33	$0.97	$0.95
Diluted	$0.37	$0.33	$0.95	$0.94
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	17,811	33,486	16,548	33,092

Note 3 - Business Combinations:
During the nine months ended September 30, 2011, we completed ten acquisitions, including the acquisitions of GSI, brands4friends, GittiGidiyor and Zong. Allocation of the purchase consideration for the business combinations completed in the first nine months of 2011 is summarized as follows (in thousands):

	Purchase Consideration	Net Tangible Assets Acquired/(Liabilities Assumed)	Purchased Intangible Assets	Goodwill
GSI	$2,377,257	$74,498	$819,100	$1,483,659
brands4friends	193,236	(33,146)	76,143	150,239
GittiGidiyor	235,278	(8,787)	52,700	191,365
Zong	231,663	(35,650)	76,500	190,813
Other	312,631	(25,483)	113,720	224,394
Total	$3,350,065	$(28,568)	$1,138,163	$2,240,470
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
GSI
Acquisition
We completed the acquisition of GSI on June 17, 2011. GSI is a leading provider of ecommerce and interactive marketing services. We acquired GSI to utilize its comprehensive integrated suite of online commerce and interactive marketing services to strengthen our ability to connect buyers and sellers worldwide. We paid $29.25 per share, and assumed restricted stock-based awards with a fair value of approximately $24.8 million, resulting in total consideration of approximately $2.4 billion. In addition, we paid an amount equal to $0.33 per share or approximately $24.3 million, which was separate and distinct from the per share merger consideration, to certain GSI security holders in connection with the settlement of litigation related to the acquisition of GSI and recorded in general and administrative expenses. GSI is reported as a separate segment.
Divestiture
In conjunction with the acquisition of GSI, we immediately divested 100 percent of GSI's licensed sports merchandise business and 70 percent of GSI's ShopRunner and RueLaLa businesses (together, the "divested businesses"). The divested businesses were sold to Kynetic LLC (formerly known as NRG Commerce, LLC), which we refer to as Kynetic, led by GSI's former Chairman, President and Chief Executive Officer, Mr. Michael Rubin, for a note receivable with a face value of $467.0 million. The note receivable bears interest at an annual rate equal to 3-month LIBOR plus 1.10%, matures in December 2018, and is secured by certain assets of the divested businesses. The fair value of the note receivable was determined to be $286.8 million based on comparable market interest rates and is recorded in other assets in our condensed consolidated balance sheet. The difference between the fair value of the note receivable and the carrying value of the divested businesses resulted in a loss of approximately $256.5 million. The loss was recorded in loss on divested business in our condensed consolidated statement of income.
The carrying value of our retained 30 percent stake in the ShopRunner and RueLaLa businesses was $75.2 million and recorded in long-term investments. We account for our retained interest in the ShopRunner and RueLaLa businesses under the equity method of accounting and record our proportionate share of net income (loss) on a one-quarter lag as a component of interest and other income (expense), net in our condensed consolidated statement of income. Our exposure to loss resulting from our financing arrangement with Kynetic and equity investments in RueLaLa and ShopRunner is limited to the carrying value of the note receivable and equity investments, respectively. We have also entered into a transitional services agreement, pursuant to which GSI will provide to the divested businesses certain transitional services for a limited period, as well as certain other commercial agreements with Kynetic and its affiliates.
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
Pro forma financial information
The unaudited pro forma financial information in the table below summarizes the combined results of our operations and those of GSI for the periods shown as though the acquisition of GSI and the sale of the divested businesses had occurred as of the beginning of fiscal year 2010. The pro forma financial information for the periods presented includes the business combination accounting effects of the acquisition, including amortization charges from acquired intangible assets. The pro forma financial information as presented below is for informational purposes only, is subject to a number of estimates, assumptions and other uncertainties, and is not indicative of the results of operations that would have been achieved if the acquisition and divestiture had taken place at January 1, 2010. The unaudited pro forma financial information is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total revenues	$2,965,761	$2,436,261	$8,657,867	$7,200,733
Net income	490,503	391,731	1,190,043	1,120,859
Basic earnings per share	0.38	0.30	0.92	0.86
Diluted earnings per share	$0.37	$0.29	$0.91	$0.85
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
This company is included in our Marketplaces segment. As a result of obtaining control over GittiGidiyor, our previously held 10% interest was remeasured to fair value resulting in a gain of $17.1 million. The gain has been recognized in interest and other income (expense), net in our condensed consolidated statement of income. We recorded the remaining non-controlling interest in additional paid-in capital in our condensed consolidated balance sheet as the amount is not significant. The allocation of the purchase price for this acquisition has been prepared on a preliminary basis and changes to that allocation may occur as additional information becomes available. Our consolidated financial statements include the operating results of GittiGidiyor from the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to our condensed consolidated results of operations.
Zong
Zong is a provider of payment services through mobile carrier billing. We completed the acquisition of Zong on August 11, 2011 for total cash consideration of approximately $231.7 million. The business is included in our Payments segment. The allocation of the purchase price for this acquisition has been prepared on a preliminary basis and changes to that allocation may occur as additional information becomes available. Our consolidated financial statements include the operating results of Zong from the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to our condensed consolidated results of operations.
Other

•	Magento
We completed our acquisition of Magento, which operates an open source ecommerce platform, on August 16, 2011. We previously held a noncontrolling interest in Magento of 49.9% of the outstanding shares, and following the completion of the acquisition, we own 100% of the outstanding shares of Magento. As a result of obtaining control over Magento, our previously held interest was remeasured to fair value, which resulted in a gain of $56.3 million. The gain has been recognized in interest and other income (expense), net in our condensed consolidated statement of income. Our consolidated financial statements include the operating results of Magento from the date of acquisition. Magento is included in our X.commerce initiative. Pro forma results of operations have not been presented because the effect of the acquisition was not material to our condensed consolidated results of operations.

•	Other
Our other acquisition activity during the nine months ended September 30, 2011 consisted of five acquisitions. Two acquisitions are included in our Marketplaces segment and three acquisitions are included in our Payments segment. These acquisitions were not significant individually or in the aggregate. The purchase consideration for these acquisitions consisted of cash. The allocations of the purchase price for these acquisitions has been prepared on a preliminary basis and changes to those allocations may occur as additional information becomes available. Our consolidated financial statements include the operating results of all of these acquisitions from the respective dates of acquisition. Pro forma results of operations have not been presented because the effect of these acquisitions was not material to our condensed consolidated results of operations.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 4 — Goodwill and Intangible Assets

Goodwill

The following table presents goodwill balances and adjustments to those balances for each of our reportable segments during the nine months ended September 30, 2011:

	December 31, 2010	Goodwill Acquired	Adjustments	September 30, 2011
	(In thousands)
Reportable segments:
Marketplaces	$4,071,772	$499,516	$(80,275)	$4,491,013
Payments	2,148,752	319,557	(1,505)	2,466,804
GSI	—	1,307,158	(9,944)	1,297,214
Unallocated	—	114,239	—	114,239
	$6,220,524	$2,240,470	$(91,724)	$8,369,270

Investments accounted for under the equity method of accounting are classified on our balance sheet as long-term investments. Such investment balances include any related goodwill. As of September 30, 2011 and December 31, 2010, the goodwill related to our equity investments, included above, was approximately $27.4 million.

A portion of the $1.5 billion of goodwill acquired as part of the GSI acquisition was allocated to the Marketplaces and Payments segments based on synergies expected to be realized. The unallocated goodwill represents goodwill acquired as part of the Magento acquisition. The adjustments to goodwill during the nine months ended September 30, 2011 were due primarily to foreign currency translation.

Intangible Assets

The components of identifiable intangible assets are as follows:

	September 30, 2011				December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
	(In thousands, except years)
Intangible assets:
Customer lists and user base	$1,636,506	$(729,742)	$906,764	5	$831,806	$(625,126)	$206,680	6
Trademarks and trade names	732,265	(446,634)	285,631	5	632,899	(381,456)	251,443	5
Developed technologies	449,735	(230,668)	219,067	3	231,312	(192,421)	38,891	3
All other	168,306	(127,045)	41,261	4	156,306	(112,609)	43,697	4
	$2,986,812	$(1,534,089)	$1,452,723		$1,852,323	$(1,311,612)	$540,711

Amortization expense for intangible assets was $104.9 million and $61.4 million for the three months ended September 30, 2011 and 2010, respectively. Amortization expense for intangible assets was $228.1 million and $197.6 million for the nine months ended September 30, 2011 and 2010, respectively.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Expected future intangible asset amortization as of September 30, 2011 is as follows (in thousands):

Fiscal Years:
2011 (remaining three months)	$104,468
2012	391,759
2013	360,448
2014	254,474
2015	207,083
Thereafter	134,491
$1,452,723

Note 5 — Segments

We have three reporting segments: Marketplaces, Payments and GSI. We allocate resources to and asses the performance of each reporting segment using information about its revenue and operating income (loss). We do not evaluate operating segments using discrete asset information. We do not allocate gains and losses from equity investments, interest and other income, or taxes to operating segments.

The corporate and other category includes income, expenses, and charges such as:

•	results of operations of our X.commerce initiative, which supports our businesses. Our X.commerce initiative was launched in conjunction with our acquisition of Magento in the third quarter of 2011;

•	corporate management costs, such as human resources, finance and legal, not allocated to our segments;

•	amortization of intangible assets;

•	restructuring charges; and

•	stock based compensation expense.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following tables summarize the financial performance of our operating segments (in the case of our GSI segment, the following information reflects its operating results from June 17, 2011, the date we acquired GSI):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Net Revenue
Marketplaces
Net transaction revenues	$1,353,660	$1,185,563	$3,988,055	$3,541,014
Marketing services and other revenues	299,246	225,760	881,552	655,438
	1,652,906	1,411,323	4,869,607	4,196,452
Payments
Net transaction revenues	1,032,816	797,826	2,966,643	2,335,153
Marketing services and other revenues	74,386	40,339	205,902	129,319
	1,107,202	838,165	3,172,545	2,464,472
GSI
Net transaction revenues	148,444	—	164,504	—
Marketing services and other revenues	54,174	—	61,953	—
	202,618	—	226,457	—

Corporate and other
Marketing services and other revenues	3,035	—	3,035	—

Total net revenue	$2,965,761	$2,249,488	$8,271,644	$6,660,924

Operating income (loss)
Marketplaces	$636,683	$560,692	$1,910,918	$1,707,077
Payments	216,227	161,668	672,370	506,771
GSI	5,669	—	5,466	—
Corporate and other	(321,758)	(232,184)	(968,380)	(750,498)

Total operating income (loss)	$536,821	$490,176	$1,620,374	$1,463,350

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 6 — Fair Value Measurement of Assets and Liabilities

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010:

Description	Balance as of September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In thousands)
Assets:
Cash and cash equivalents	$2,998,950	$2,998,950	$—
Short-term investments:
Restricted cash	21,619	21,619	—
Corporate debt securities	428,895	—	428,895
Government and agency securities	44,342	—	44,342
Time deposits	82,292	—	82,292
Equity instruments	436,776	436,776	—
Total short-term investments	1,013,924	458,395	555,529
Derivatives	70,780	—	70,780
Long-term investments:
Restricted cash	2,423	2,423	—
Corporate debt securities	2,126,273	—	2,126,273
Government and agency securities	82,465	—	82,465
Time deposits and other	5,112	—	5,112
Total long-term investments	2,216,273	2,423	2,213,850
Total financial assets	$6,299,927	$3,459,768	$2,840,159

Liabilities:
Derivatives	$32,906	$—	$32,906

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In thousands)
Assets:
Cash and cash equivalents	$5,577,411	$5,577,411	$—
Short-term investments:
Restricted cash	20,351	20,351	—
Corporate debt securities	372,225	—	372,225
Government and agency securities	66,534	—	66,534
Time deposits	44,772	—	44,772
Equity instruments	541,521	541,521	—
Total short-term investments	1,045,403	561,872	483,531
Derivatives	37,196	—	37,196
Long-term investments:
Restricted cash	1,332	1,332	—
Corporate debt securities	1,605,770	—	1,605,770
Government and agency securities	150,966	—	150,966
Time deposits and other	4,541	—	4,541
Total long-term investments	1,762,609	1,332	1,761,277
Total financial assets	$8,422,619	$6,140,615	$2,282,004

Liabilities:
Derivatives	$4,963	$—	$4,963

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

In addition to the long-term investments noted above, we had approximately $802.3 million and $729.4 million of cost and equity method investments included in long-term investments on our condensed consolidated balance sheet at September 30, 2011 and December 31, 2010, respectively. Our long-term equity investments primarily pertain to our retained 30% interest in Skype. On October 13, 2011, Microsoft Corp. completed its acquisition of Skype and we received approximately $2.3 billion in cash for our 30% interest in Skype, resulting in a pre-tax gain of approximately $1.7 billion, which will be recognized in the fourth quarter of 2011. In conjunction with the sale of Skype, in the third quarter of 2011, we recognized our portion of Skype's second and third quarter financial results in our consolidated results of operations.

In Europe, we have two cash pooling arrangements with a financial institution for cash management purposes. These arrangements allow for cash withdrawals from this financial institution based upon our aggregate operating cash balances held in Europe within the same financial institution (“Aggregate Cash Deposits”). These arrangements also allow us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income. As of September 30, 2011, we had a total of $3.5 billion in cash withdrawals offsetting our $3.5 billion in Aggregate Cash Deposits held within the same financial institution under these cash pooling arrangements.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Other financial instruments, including accounts receivable, loans and interest receivable, funds receivable, customer accounts, commercial paper, accounts payable, funds payable and amounts due to customers are carried at cost, which approximates their fair value because of the short-term nature of these instruments. Funds receivable include receivables from promotional credit products offered to certain customers that settle within 12 months ($192.0 million as of September 30, 2011).

Note 7 — Derivative Instruments

Fair Value of Derivative Contracts

The fair value of our outstanding derivative instruments was as follows:

	Derivative Assets Reported in Other Current Assets		Derivative Liabilities Reported in Other Current Liabilities
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
	(In thousands)
Foreign exchange contracts designated as cash flow hedges	$41,644	$35,853	$1,214	$4,162
Foreign exchange contracts not designated as hedging instruments	20,881	1,343	31,692	801
Other contracts not designated as hedging instruments	8,255	—	—	—
Total fair value of derivative instruments	$70,780	$37,196	$32,906	$4,963

Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following table summarizes the activity of derivative contracts that qualify for hedge accounting as of September 30, 2011 and December 31, 2010, and the impact of designated derivative contracts on accumulated other comprehensive income for the nine months ended September 30, 2011:

	December 31, 2010	Amount of gain (loss) recognized in other comprehensive income (effective portion)	Amount of gain (loss) reclassified from accumulated other comprehensive income to net revenue and operating expense (effective portion)	September 30, 2011
	(In thousands)
Foreign exchange contracts designated as cash flow hedges	$13,560	$29,647	$6,958	$36,249

The following table summarizes the activity of derivative contracts that qualify for hedge accounting as of September 30, 2010 and December 31, 2009, and the impact of designated derivative contracts on accumulated other comprehensive income for the nine months ended September 30, 2010:

	December 31, 2009	Amount of gain (loss) recognized in other comprehensive income (effective portion)	Amount of gain (loss) reclassified from accumulated other comprehensive income to net revenue and operating expense (effective portion)	September 30, 2010
	(In thousands)
Foreign exchange contracts designated as cash flow hedges	$(4,821)	$(10,268)	$14,225	$(864)

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Effect of Derivative Contracts on Condensed Consolidated Statement of Income

The following table provides the location in our financial statements of the recognized gains or losses related to our derivative instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Foreign exchange contracts designated as cash flow hedges recognized in net revenues	$(6,420)	$6,362	$(23,363)	$14,225
Foreign exchange contracts designated as cash flow hedges recognized in operating expenses	(2,774)	—	(7,565)	—
Foreign exchange contracts not designated as hedging instruments recognized in interest and other income (expense), net	14,999	(19,795)	8,058	(9,056)
Other contracts not designated as hedging instruments recognized in interest and other income (expense), net	(285)	—	(285)	—
Total gain (loss) recognized from derivative contracts in the condensed consolidated statement of income	$5,520	$(13,433)	$(23,155)	$5,169

Note 8 - Debt:
The following table summarizes the carrying value of our outstanding debt (in thousands, except percentages):

	Coupon Rate	September 30, 2011	Effective Interest Rate	December 31, 2010	Effective Interest Rate
Long-Term Debt
Senior notes due 2013	0.875%	$399,430	0.946%	$399,220	0.946%
Senior notes due 2015	1.625%	598,192	1.703%	597,857	1.703%
Senior notes due 2020	3.250%	497,368	3.319%	497,150	3.319%
Total senior notes		1,494,990		1,494,227
Note payable		15,354		—
Capital lease obligations		17,814		—
Total long-term debt		$1,528,158		$1,494,227

Short-Term Debt
Commercial paper		$1,000,000		$300,000
Note payable		1,903		—
Capital lease obligations		13,927		—
Total short-term debt		1,015,830		300,000
Total Debt		$2,543,988		$1,794,227
Senior Notes
The effective rates for the fixed-rate debt include the interest on the notes and the accretion of the discount. Interest on these notes is payable semiannually on April 15 and October 15. Interest expense associated with these notes including amortization of debt issuance costs during the three and nine months ended September 30, 2011 was approximately $8.0 million and $23.9 million, respectively. At September 30, 2011, the estimated fair value of all notes included in long-term debt was approximately $1.5 billion based on market prices on active markets (Level 1).
Note Payable
Note payable is largely comprised of a mortgage note assumed as part of our acquisition of GSI. The mortgage note bears interest at 6.3% per annum and has a maturity date of July 2014.

Capital Lease Obligations
We acquired certain warehouse equipment and computer hardware and software under capital leases as part of our acquisition of GSI. The capital leases have maturity dates from March 2012 to February 2016 and bear interest at rates ranging from 3% to 9% per annum. The present value of future minimum lease payments as of September 30, 2011 was as follows (in thousands):

September 30, 2011
Gross capital lease obligations	$33,755
Imputed interest	(2,014)
Total present value of future minimum lease payments	$31,741
Commercial Paper
We implemented a $1.0 billion commercial paper program pursuant to which we may issue commercial paper notes with maturities of up to 397 days from the date of issue. As of September 30, 2011, $1.0 billion aggregate principal amount of commercial paper was outstanding, the weighted average interest rate on our outstanding commercial paper notes was 0.17%, and the weighted average remaining term of our commercial paper notes was 61 days.
Credit Agreement
As of September 30, 2011, no borrowings or letters of credit were outstanding under our $1.8 billion credit agreement. As described above, we have a $1.0 billion commercial paper program and maintain $1.0 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due. As a result, at September 30, 2011, $0.8 billion of borrowing capacity was available for other purposes permitted by the credit agreement.
As of September 30, 2011, we were in compliance with all covenants related to our debt.

Note 9 — Commitments and Contingencies

Commitments

 As of September 30, 2011, approximately $8.8 billion of unused credit was available to Bill Me Later accountholders. The individual lines of credit that make up this unused credit are subject to periodic review and termination by the chartered financial institution that is the issuer of Bill Me Later credit products based on, among other things, account usage and customer creditworthiness. Currently, when a consumer makes a purchase using a Bill Me Later credit product, the chartered financial institution extends credit to the consumer, funds the extension of credit at the point of sale and advances funds to the merchant. We subsequently purchase the receivables related to the consumer loans extended by the chartered financial institution and, as a result of the purchase, bear the risk of loss in the event of loan defaults. Although the chartered financial institution continues to own each customer account, we own the related receivable, and Bill Me Later is responsible for all servicing functions related to the account.

Litigation and Other Legal Matters

Overview

We are involved in legal proceedings on an ongoing basis. If we believe that a loss arising from such matters is probable and can be reasonably estimated, we accrue the estimated liability in our financial statements. If only a range of estimated losses can be determined, we accrue an amount within the range that, in our judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we accrue the low end of the range. Amounts accrued for legal proceedings for which we believe a loss is probable were not material for the three and nine months ended September 30, 2011. Except as otherwise noted, we have concluded that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our accruals are also not material. For those proceedings in which an unfavorable outcome is reasonably possible but not probable, we have disclosed an estimate of the reasonably possible loss or range of losses or we have concluded that

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

an estimate of the reasonably possible loss or range of losses arising directly from the proceeding (i.e., monetary damages or amounts paid in judgment or settlement) are not material. If we cannot estimate the probable or reasonably possible loss or range of losses arising from a legal proceeding, we have disclosed that fact.

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

eBay's Korean subsidiary, IAC, has notified its approximately 20 million users of a January 2008 data breach involving personally identifiable information including name, address, resident registration number and some transaction and refund data (but not including credit card information or real time banking information). Approximately 147,000 users have sued IAC over this breach in several lawsuits in Korean courts and more may do so in the future. Trial for a group of four representative suits began in August 2009 in the Seoul District Court, and trial for a group of 23 other suits began in September 2009 in the Seoul District Court. There is some precedent in Korea for a court to grant “consolation money” for data breaches without a specific finding of harm from the breach. Such precedents have involved payments of up to approximately $200 per user. In January 2010, the Seoul District Court ruled that IAC had met its obligations with respect to defending the site from intrusion and, accordingly, had no liability for the breach. This ruling has been appealed by approximately 34,000 plaintiffs to the Seoul High Court, where it is currently being heard de novo. A decision is expected in the fourth quarter of 2011 or early 2012.

General Matters

Other third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We are subject to patent disputes, and expect that we will increasingly be subject to patent infringement claims as our services expand in scope and complexity. In particular, we expect that we may face additional patent infringement claims involving various aspects of our Marketplaces, Payments and GSI businesses. We also are subject to increased exposure to such claims as a result of our recent acquisitions, particularly in cases where we are entering into new businesses in connection with such acquisitions. Such claims may be brought directly against our companies and/or through indemnification of intellectual property claims against their customers, and may either be inherited by us in connection with, or asserted against us following the completion of, such acquisitions. We have in the past been forced to litigate such claims. We may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act, the Lanham Act and the Communications Decency Act are interpreted by the courts, and as we become subject to laws in jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves are either unclear or less favorable. We believe that additional lawsuits alleging that we have violated patent, copyright or trademark laws will be filed against us. Intellectual property claims, whether meritorious or not, are time consuming and costly to resolve, could require expensive changes in our methods of doing business, or could require us to enter into costly royalty or licensing agreements.
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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

Off-Balance Sheet Arrangements

Based on differences in regulatory requirements and commercial law in the jurisdictions where PayPal operates, PayPal holds customer balances either as direct claims against PayPal or as an agent or custodian on behalf of PayPal's customers. Customer funds held by PayPal as an agent or custodian on behalf of our customers are not reflected in our condensed consolidated balance sheet. These funds include funds held on behalf of U.S. customers that are deposited in bank accounts insured by the Federal Deposit Insurance Corporation (subject to applicable limits).

Note 10 — Stock Repurchase Programs

In September 2010, our Board authorized a stock repurchase program that provides for the repurchase of up to $2.0 billion of our common stock, with no expiration from the date of authorization, for the purpose of offsetting the impact of dilution from our equity compensation programs. The stock repurchase activity under this stock repurchase program during the first nine months of 2011 is summarized as follows (in thousands, except per share amounts):

	Shares Repurchased	Average Price per Share	Value of Shares Repurchased	Remaining Amount Authorized
Balance at January 1, 2011	1,880	$29.94	$56,293	$1,943,707
Repurchase of common stock	25,600	31.78	813,491	(813,491)
Balance at September 30, 2011	27,480	$31.65	$869,784	$1,130,216

These repurchased shares were recorded as treasury stock and were accounted for under the cost method. No repurchased shares have been retired.

Note 11 — Stock-Based Plans

Stock Option Activity

The following table summarizes stock option activity for the nine-month period ended September 30, 2011:

Options
(In thousands)
Outstanding at January 1, 2011	43,907
Granted and assumed	7,599
Exercised	(7,673)
Forfeited/expired/canceled	(2,630)
Outstanding at September 30, 2011	41,203

The weighted average exercise price of stock options granted during the period was $29.64 per share and the related weighted average grant date fair value was $9.80 per share.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Restricted Stock Unit Activity

The following table summarizes restricted stock unit ("RSU") activity for the nine-month period ended September 30, 2011:

Units
(In thousands)
Outstanding at January 1, 2011	38,348
Awarded and assumed	18,961
Vested	(13,017)
Forfeited	(4,230)
Outstanding at September 30, 2011	40,062

The weighted average grant date fair value for RSUs awarded during the period was $30.30 per share.

 Stock-based Compensation Expense

The impact on our results of operations of recording stock-based compensation expense for the three and nine months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Cost of net revenues	$14,210	$11,833	$42,637	$36,116
Sales and marketing	32,259	26,350	100,370	80,030
Product development	25,665	24,389	90,778	75,544
General and administrative	36,088	31,208	112,147	96,142
Total stock-based compensation expense	$108,222	$93,780	$345,932	$287,832
Capitalized in product development	$6,081	$2,948	$13,951	$8,027

Valuation Assumptions

We calculated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Risk-free interest rate	1.0%	0.98%	1.2%	1.4%
Expected life (in years)	3.7	3.1	3.8	3.4
Dividend yield	—%	—%	—%	—%
Expected volatility	39%	40%	38%	37%

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

The following table summarizes by segment the restructuring costs recognized during the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30, 2011			Three Months September 30, 2010
	Employee Severance and Benefits	Facilities	Total	Employee Severance and Benefits	Facilities	Total
	(In thousands)
Marketplaces	$(168)	$(65)	$(233)	$2,977	$28	$3,005
Payments	—	—	—	—	—	—
	$(168)	$(65)	$(233)	$2,977	$28	$3,005

The following table summarizes by segment the restructuring costs recognized during the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	Employee Severance and Benefits	Facilities	Total	Employee Severance and Benefits	Facilities	Total
	(In thousands)
Marketplaces	$37	$(519)	$(482)	$17,228	$3,200	$20,428
Payments	—	—	—	9	—	9
	$37	$(519)	$(482)	$17,237	$3,200	$20,437

The following table summarizes the restructuring reserve activity during the nine months ended September 30, 2011:

	Employee Severance and Benefits	Facilities	Total
	(In thousands)
Accrued liability as of January 1, 2011	$2,425	$3,559	$5,984
Charges (benefit)	37	(519)	(482)
Payments	(2,655)	(1,142)	(3,797)
Adjustments	567	369	936
Accrued liability as of September 30, 2011	$374	$2,267	$2,641

In the table above, adjustments primarily reflect the impact of foreign currency translation.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 13 — Income Taxes

The following table reflects changes in unrecognized tax benefits for the nine-month period ended September 30, 2011:

(In thousands)
Gross amounts of unrecognized tax benefits as of January 1, 2011	$428,344
Increases related to prior period tax positions	23,286
Decreases related to prior period tax positions	(137,257)
Increases related to current period tax positions	12,632
Settlements	(76,994)
Gross amounts of unrecognized tax benefits as of September 30, 2011	$250,011

As of September 30, 2011 and December 31, 2010, our liabilities for unrecognized tax benefits were included in deferred and other tax liabilities, net. In the second quarter of 2011, we settled multiple uncertain tax positions resulting in an overall decrease in our unrecognized tax benefits. The increase in liabilities for unrecognized tax benefits for the first nine months of 2011 relate primarily to the amount of costs which qualify for the research and development credit.

We recognize interest and/or penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties accrued as of September 30, 2011 and December 31, 2010 was approximately $81.5 million and $92.3 million, respectively.

We are subject to both direct and indirect taxation in the U.S. and various states and foreign jurisdictions. We are under examination by certain tax authorities for the 2003 to 2009 tax years. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations. The material jurisdictions where we are subject to potential examination by tax authorities for tax years after 2002 include, among others, the U.S. (Federal and California), France, Germany, Italy, Korea, Israel, Switzerland, Singapore and Canada.

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

During the three and nine months ended September 30, 2011, we provided for U.S. income and foreign withholding taxes on approximately 15% of our non-U.S. subsidiaries' undistributed earnings. The remaining portion of our non-U.S. subsidiaries undistributed earnings is intended to be indefinitely reinvested in our international operations. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes (subject to adjustments for foreign tax credits). It is not practicable to determine the income tax liability that might be incurred if the indefinitely reinvested earnings were to be distributed. On a regular basis, we develop cash forecasts to estimate our cash needs internationally and domestically. We consider projected cash needs for, among other things, investments in our existing businesses, potential acquisitions and capital transactions, including repurchases of our common stock and debt repayments. We estimate the amount of cash available or needed in the jurisdictions where these investments are expected, as well as our ability to generate cash in those jurisdictions and our access to capital markets. Such an analysis enables us to conclude whether or not we will indefinitely reinvest the current period's foreign earnings.

Our effective tax rate was 20% and 15% for the third quarter and first nine months of 2011, respectively, compared to 16% and 18% for the same periods in the prior year. The increase in our effective tax rate during the third quarter of 2011 compared to the same period of the prior year was due primarily to an increase in the proportion of earnings generated in higher tax jurisdictions. The decrease in our effective tax rate during the first nine months of 2011 compared to the same period of the prior year was due primarily to a tax benefit realized in the second quarter of 2011 associated with the loss on the divestiture of certain GSI businesses.

Note 14 - Loans and Interest Receivable, Net
Loans and interest receivable represent purchased consumer receivables arising from loans made by a partner chartered financial institution to individual consumers in the U.S. to purchase goods and services through our Bill Me Later merchant network. Loans and interest receivable are reported at their outstanding principal balances, including unamortized deferred origination costs and net of allowance, and include the estimated collectible interest and fees. We use a consumer's FICO score, among other measures, in evaluating the credit quality of our consumer receivables. A FICO score is a type of credit score that lenders use to assess an applicant's credit risk and whether to extend credit. Individual FICO scores are obtained each quarter the consumer has an outstanding loan receivable owned by Bill Me Later. The weighted average consumer FICO score related to our loans and interest receivable balance outstanding at September 30, 2011 was 697. As of September 30, 2011 and December 31, 2010, approximately 60.2% and 63.6%, respectively, of our loans and interest receivable balance was due from consumers with FICO scores greater than 680, which is generally considered "prime" by the consumer credit industry.
The following table summarizes the activity in the allowance for loans and interest receivable for the nine months ended September 30, 2011:

(In thousands)
Balance as of January 1, 2011	$42,340
Charge-offs	(55,211)
Recoveries	5,084
Provision	58,745
Balance as of September 30, 2011	$50,958

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

We charge off loans and interest receivable in the month in which the customer balance becomes 180 days past due. Bankrupt accounts are charged off within 60 days of receiving notification of customer bankruptcy from the courts. Past due loans receivable continue to accrue interest until such time as they are charged-off, though portions of the interest are reserved and classified as a reduction of revenue. As of September 30, 2011, approximately 90% of our loans and interest receivable portfolio were current.

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

Overview

eBay is about enabling commerce. We do so through eBay, the world's largest online marketplace, which allows users to buy and sell in nearly every country on earth; through PayPal, which enables individuals and businesses to securely, easily and quickly send and receive online payments; and through GSI, which facilitates ecommerce, multichannel retailing and digital marketing for global enterprises. X.commerce brings together the technology assets and developer communities of eBay, PayPal and Magento, an ecommerce platform, to support eBay Inc.'s mission of enabling commerce. We also reach millions through specialized marketplaces such as StubHub, the world's largest ticket marketplace, and eBay classifieds sites, which together have a presence in more than 1,000 cities around the world.

We have three reportable business segments: Marketplaces, Payments and GSI. Our Marketplaces segment includes our eBay.com platform and its localized counterparts and our other online platforms, such as our online classifieds businesses and StubHub. Our Payments segment is comprised of PayPal and Bill Me Later (BML). Our GSI segment consists of GSI, which was added upon the completion of our acquisition of GSI on June 17, 2011. The results of our new GSI segment have been included in our consolidated results of operations from the acquisition date.

Net revenues for the three months ended September 30, 2011 increased 32% to $3.0 billion, compared to the same period of the prior year, driven primarily by a 31% increase in PayPal net total payment volume (TPV), a 16% increase in Marketplaces gross merchandise volume (GMV) excluding vehicles and the impact from GSI, which we acquired in June 2011. For the three months ended September 30, 2011, our operating margin decreased to 18% from 22%, compared to the same period of the prior year, driven primarily by the impact of acquisitions and business mix, partially offset by productivity gains. Our Payments segment operating margin for the three months ended September 30, 2011 increased slightly compared to the same period of the prior year as productivity gains and a positive impact from Bill Me Later were partially offset by higher transaction losses, acquisitions and investments in our platform. Our Marketplaces segment operating margin for the three months ended September 30, 2011 decreased 1.2 percentage points compared to the same period of the prior year, driven primarily by the impact of recently completed acquisitions. Our GSI segment operating margin for the three months ended September 30, 2011 was approximately 3%. For the three months ended September 30, 2011, our diluted earnings per share increased to $0.37, a $0.04 increase compared to the same period of the prior year, driven primarily by solid top-line growth, partially offset by continued investment in key strategic initiatives and the impact of acquisitions. For the three months ended September 30, 2011, we generated cash flow from operations of approximately $809.1 million, compared to $747.1 million for the same period of the prior year.

Some key operating metrics that members of our senior management regularly review to evaluate our financial results include net promoter score (NPS), market share, GMV, GMV excluding vehicles, number of sold items, net TPV, net number of payments, global ecommerce services (GeC) merchandise sales (GMS), penetration rates, funding mix (representing the mix of payments vehicles such as credit cards and bank accounts), free cash flow (which we define as net cash provided by operating activities less purchases of property and equipment, net), and revenue excluding acquisitions and foreign currency impact.

Outlook

We expect operating results in the fourth quarter of 2011 to be led by continued strength in our Payments business, as we execute against our long-term growth strategies and priorities. We expect continued strength in our Marketplaces business. We also expect the acquisition of GSI to contribute to our revenue growth. In connection with the sale of our remaining equity interest in Skype, we expect to recognize a pre-tax gain of approximately $1.7 billion in the fourth quarter. We plan to continue to invest in growth, focus on accelerating innovation, and pursue strategic acquisitions.

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

Because we generated the majority of our net revenue internationally in recent periods, including the three and nine months ended September 30, 2011 and 2010, we are subject to the risks of doing business in foreign countries as discussed under "Item 1A - Risk Factors." In that regard, fluctuations in foreign currency exchange rates impact our results of operations. We have a foreign exchange risk management program that is designed to reduce our exposure to fluctuations in foreign currencies; however, the effectiveness of this program in mitigating the impact of foreign currency fluctuations on our results of operations varies from period to period, and in any given period, our operating results are usually affected, sometimes significantly, by changes in currency exchange rates. Fluctuations in exchange rates also directly affect our cross-border revenue. We calculate the year-over-year impact of foreign currency movements on our business using prior period foreign currency rates applied to current year transactional currency amounts.

For the three months ended September 30, 2011, foreign currency movements relative to the U.S. dollar positively impacted net revenues by approximately $84.7 million (net of a $6.4 million negative impact from hedging activities relating to PayPal's net revenue) compared to the same period of the prior year. On a business segment basis for the three months ended September 30, 2011, foreign currency movements relative to the U.S. dollar positively impacted Marketplaces and Payments net revenues by approximately $67.7 million and $17.0 million, respectively, compared to the same period of the prior year (net of the impact of hedging activities, noted above).

For the nine months ended September 30, 2011, foreign currency movements relative to the U.S. dollar positively impacted net revenues by approximately $213.8 million (net of a $23.3 million negative impact from hedging activities relating to PayPal's net revenue) compared to the same period of the prior year. On a business segment basis for the nine months ended September 30, 2011, foreign currency movements relative to the U.S. dollar positively impacted Marketplaces and Payments net revenues by approximately $174.4 million and $39.4 million, respectively, compared to the same period of the prior year (net of the impact of hedging activities, noted above).

The following table sets forth the breakdown of net revenues by type and geography for the periods presented. In addition, we have provided a table of certain key operating metrics that we believe are significant factors affecting our net revenues.

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2011	2010(1)	Change	2011	2010(1)	Change
	(In thousands, except percentage changes)
Net Revenues by Type:
Net transaction revenues
Marketplaces	$1,353,660	$1,185,562	14%	$3,988,055	$3,541,014	13%
Payments	1,032,816	797,826	29%	2,966,643	2,335,153	27%
GSI	148,444	—	N/A	164,504	—	N/A
Total net transaction revenues	2,534,920	1,983,388	28%	7,119,202	5,876,167	21%
Marketing services and other revenues
Marketplaces	299,246	225,761	33%	881,552	655,438	34%
Payments	74,386	40,339	84%	205,902	129,319	59%
GSI	54,174	—	N/A	61,953	—	N/A
Corporate and other (2)	3,035	—	N/A	3,035	—	N/A
Total marketing services and other revenues	430,841	266,100	62%	1,152,442	784,757	47%

Total net revenues	$2,965,761	$2,249,488	32%	$8,271,644	$6,660,924	24%
Net Revenues by Geography:
U.S.	$1,427,811	$1,058,258	35%	$3,818,165	$3,094,573	23%
International	1,537,950	1,191,230	29%	4,453,479	3,566,351	25%
Total net revenues	$2,965,761	$2,249,488	32%	$8,271,644	$6,660,924	24%

(1) 2010 periods excludes data for GSI, which was acquired in June 2011.
(2) Represents revenues associated with our X.commerce initiative, which was launched in conjunction with our acquisition of Magento in the third quarter of 2011.

Revenues are attributed to U.S. and international geographies based primarily upon the country in which the seller, payment recipient, customer, website that displays advertising, or other service provider, as the case may be, is located.

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2011	2010	Change	2011	2010	Change
	(In millions, except percentage changes)
Supplemental Operating Data:
Marketplaces Segment: (1)
GMV excluding vehicles (2)	$14,666	$12,591	16%	$43,842	$38,493	14%
GMV vehicles only (3)	2,149	2,157	—%	6,437	6,367	1%
Total GMV (4)	$16,815	$14,748	14%	$50,279	$44,860	12%
Payments Segment:
Net TPV (5)	$29,282	$22,365	31%	$85,386	$65,089	31%
GSI Segment:
GEC Merchandise Sales (6)	$608	$—	N/A	$684	$—	N/A

(1)	eBay's classifieds websites (including Rent.com) and Shopping.com are not included in these metrics.

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

(5)
Total dollar volume of payments, net of payment reversals, successfully completed through our Payments networks and Zong, excluding PayPal's payment gateway business, and on Bill Me Later accounts during the period.

(6)
Represents the retail value of all sales transactions, inclusive of freight charges and net of allowance for returns and discounts, which flow through the GSI ecommerce services platform, whether we record the full amount of such transaction as a product sale or a percentage of such transaction as a service fee.

Seasonality

The following table sets forth, for the periods presented, our total net revenues and the sequential quarterly movements of these net revenues:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except percentage changes)
2009(1)
Net revenues	$2,020,586	$2,097,992	$2,237,852	$2,370,932
Percent change from prior quarter	(1)%	4%	7%	6%
2010(1)
Net revenues	$2,196,057	$2,215,379	$2,249,488	$2,495,350
Percent change from prior quarter	(7)%	1%	2%	11%
2011(1)(2)
Net revenues	$2,545,609	$2,760,274	$2,965,761	—
Percent change from prior quarter	2%	8%	7%	—

(1) On November 19, 2009, we completed the sale of Skype to an investor group. Accordingly, Skype's revenue is not consolidated in our 2010 and 2011 results. However, Skype's results of operations are consolidated in our 2009 results through the date of that sale.

(2)	Net revenues attributable to the GSI segment are reflected from June 17, 2011 (the date the acquisition of GSI was completed).

We expect transaction activity patterns on our websites to mirror general consumer buying patterns.

Marketplaces Net Transaction Revenues

Marketplaces net transaction revenues increased $168.1 million, or 14%, while GMV excluding vehicles increased 16% during the third quarter of 2011 compared to the same period in the prior year. The increase in net transaction revenue and GMV excluding vehicles was due primarily to improvements in the shopping experience, foreign currency movements relative to the U.S. dollar and continued growth at StubHub. Additionally, GMV excluding vehicles increased during the third quarter of 2011 compared to the same period in the prior year due to strong growth in the U.S. and stable growth in Europe.

Marketplaces net transaction revenues increased $447.0 million, or 13%, while GMV excluding vehicles increased 14% during the first nine months of 2011 compared to the same period in the prior year. The increases in net transaction revenue and GMV excluding vehicles were due to the same factors driving the third quarter year-over-year increases described above.

Marketplaces net transaction revenues earned internationally totaled $759.9 million and $2.2 billion during the third quarter and first nine months of 2011, respectively, representing 56% of total Marketplaces net transaction revenues during both of those periods. Marketplaces net transaction revenues earned internationally totaled $644.3 million and $2.0 billion during the third quarter and first nine months of 2010, respectively, representing 54% and 56% of total Marketplaces net transaction revenues during those respective periods. The increase in international net transaction revenues in dollars was due primarily to growth in our existing international markets and foreign currency movements relative to the U.S. dollar.

Payments Net Transaction Revenues

Payments net transaction revenues increased $235.0 million, or 29%, during the third quarter of 2011 compared to the same period of the prior year, due primarily to net TPV growth of 31%. The increase in net TPV was due primarily to growth in consumer and merchant adoption of PayPal. Our Merchant Services net TPV increased 36% during the third quarter of 2011, compared to the same period of the prior year, and represented 66% of PayPal's net TPV in the third quarter of 2011, compared with 63% in the third quarter of 2010. The increase in our Merchant Services net TPV was due primarily to an increase in the number of online merchants offering PayPal as a payment option.

Payments net transaction revenues increased $631.5 million, or 27%, during the first nine months of 2011 compared to the same period of the prior year, due primarily to net TPV growth of 31%, partially offset by lower take rates due primarily to a shift to larger merchants in our Merchant Services business. Our Merchant Services net TPV increased 38% during the first nine months of 2011 compared to the same period of the prior year, and represented 65% of PayPal's net TPV in the first nine months of 2011 compared with 62% in the first nine months of 2010. The increases in net TPV and our Merchant Services net TPV were due to the same factors driving the third quarter year-over-year increase described above.

Payments net transaction revenues earned internationally totaled $545.1 million and $1,536.5 million during the third quarter and first nine months of 2011, respectively, representing 53% and 52% of total Payments net transaction revenues during those respective periods. Payments net transaction revenues earned internationally totaled $387.6 million and $1.1 billion during the third quarter and first nine months of 2010, respectively, representing 49% and 48% of total Payments net transaction revenues during those respective periods. The increase in international net transaction revenues was due primarily to the growth of our Merchant Services business and increased penetration on eBay Marketplaces platforms internationally, as well as foreign currency movements relative to the U.S. dollar.

GSI Net Transaction Revenues

GSI net transaction revenues were $148.4 million during the third quarter of 2011. GSI net transaction revenues were $164.5 million during the first nine months of 2011, which represents the revenue generated from ecommerce services from our recently acquired GSI business for the period from June 17, 2011 (the date the acquisition of GSI was completed) through September 30, 2011.

Marketing Services and Other Revenues

Marketing services and other revenues increased $164.7 million and $367.7 million, or 62% and 47%, respectively, during the third quarter and first nine months of 2011 compared to the same periods of the prior year, and represented 15% and 14% of total net revenues during the third quarter and first nine months of 2011, respectively. The increase in marketing services and other revenues during the third quarter and first nine months of 2011 was due primarily to an increase in revenues attributable to the acquisitions of GSI and brands4friends, classifieds business and advertising business, as well as interest earned on our Bill Me Later (BML) portfolio of receivables from loans.

Summary of Cost of Net Revenues

The following table summarizes changes in cost of net revenues for the periods presented:

	Three Months Ended September 30,		Change from 2010 to 2011		Nine Months Ended September 30,		Change from 2010 to 2011
	2011	2010(1)	in Dollars	in %	2011	2010(1)	in Dollars	in %
	(In thousands, except percentages)
Cost of net revenues:
Marketplaces	$297,244	$272,789	$24,455	9%	$896,954	$791,652	$105,302	13%
As a percentage of total Marketplaces net revenues	18.0%	19.3%			18.4%	18.9%
Payments	479,260	367,479	111,781	30%	1,369,543	1,070,542	299,001	28%
As a percentage of total Payments net revenues	43.3%	43.8%			43.2%	43.4%
GSI	141,170	—	141,170	N/A	157,232	—	$157,232	N/A
As a percentage of total GSI net revenues	69.7%	—			69.4%	—
Corporate and other (2)	2,023	—	2,023	N/A	2,023	—	2,023	N/A
Total cost of net revenues	$919,697	$640,268	$279,429	44%	$2,425,752	$1,862,194	$563,558	30%
As a percentage of net revenues	31.0%	28.5%			29.3%	28%

(1) 2010 periods exclude data for GSI, which was acquired in June 2011.
(2) Represents costs associated with our X.commerce initiative, which was launched in conjunction with our acquisition of Magento in the third quarter of 2011.

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

Marketplaces

Marketplaces cost of net revenues increased $24.5 million and $105.3 million, or 9% and 13%, during the third quarter and first nine months of 2011, respectively, compared to the same periods of the prior year. The increase was due primarily to the impact of acquiring brands4friends during the first quarter of 2011 and increased customer support costs associated with our volume growth.

Marketplaces cost of net revenues as a percentage of Marketplaces net revenues decreased during the third quarter of 2011 compared to the same period of the prior year due primarily to increased operating leverage in our site operation infrastructure, partially offset by the impact of acquisitions.

Payments

Payments cost of net revenues increased $111.8 million and $299.0 million, or 30% and 28%, during the third quarter and first nine months of 2011, respectively, compared to the same periods of the prior year. The increase in Payments cost of net revenues was due primarily to the impact of growth in net TPV.

Payments cost of net revenues as a percentage of Payments net revenues decreased during the third quarter and the first nine months of 2011, respectively, compared to the same periods of the prior year due primarily to a lower transaction expense rate. The improvement in our transaction expense rate was driven primarily by the impact of certain new payment processing arrangements, a favorable mix shift to lower cost international markets and a small improvement in funding mix.

GSI

GSI cost of net revenues was $141.2 million during the third quarter of 2011. GSI cost of net revenues was $157.2 million during the first nine months of 2011, which represents the cost of net revenues from our acquisition of GSI for the period from June 17, 2011 (the date the acquisition was completed) through September 30, 2011.

Summary of Operating Expenses, Non-Operating Items and Provision for Income Taxes

The following table summarizes changes in operating expenses, non-operating items and provision for income taxes for the periods presented:

	Three Months Ended September 30,		Change from 2010 to 2011		Nine Months Ended September 30,		Change from 2010 to 2011
	2011	2010	in Dollars	in %	2011	2010	in Dollars	in %
	(In thousands, except percentage changes)
Sales and marketing	$623,309	$483,653	$139,656	29%	$1,763,226	$1,408,050	$355,176	25%
Product development	318,902	226,803	92,099	41%	890,921	662,259	228,662	35%
General and administrative	336,606	261,662	74,944	29%	1,018,234	800,505	217,729	27%
Provision for transaction and loan losses	146,054	97,964	48,090	49%	371,641	296,025	75,616	26%
Amortization of acquired intangible assets	84,605	45,957	38,648	84%	181,978	148,104	33,874	23%
Restructuring	(233)	3,005	(3,238)	(108)%	(482)	20,437	(20,919)	(102)%
Loss on divested business	—	—	—	N/A	(256,501)	—	(256,501)	N/A
Interest and other income (expense), net	78,704	26,825	51,879	193%	110,972	47,692	63,280	133%
Provision for income taxes	(125,022)	(85,072)	(39,950)	47%	(225,070)	(269,268)	44,198	(16)%

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

Sales and marketing expenses increased $139.7 million and $355.2 million, or 29% and 25%, during the third quarter and first nine months of 2011, respectively, compared to the same periods of the prior year. The increase in sales and marketing expense was due primarily to higher marketing program costs (including our U.S. brand campaign), employee-related expenses (including consultant costs, facility costs and equipment-related costs) and the impact from acquisitions, primarily GSI. A significant portion of our sales and marketing expense is attributable to our online marketing programs, primarily paid search, which include keyword advertising and third party lead generation costs, in order to drive traffic to our Marketplaces and Payments websites.

Product Development

Product development expenses consist primarily of employee compensation, contractor costs, facilities costs and depreciation on equipment. Product development expenses are net of required capitalization of major site and other product development efforts, including the development of our next generation platform architecture, migration of certain platforms, seller tools and Payments services projects. Capitalized site and product development costs were $47.8 million and $128.8 million in the third quarter and first nine months of 2011, respectively, compared to $38.7 million and $98.8 million in the third quarter and first nine months of 2010, respectively, and are primarily reflected as a cost of net revenues when amortized in future periods.

Product development expenses, net of capitalized amounts, increased $92.1 million and $228.7 million, or 41% and 35%, during the third quarter and first nine months of 2011, respectively, compared to the same periods of the prior year. The increase was due primarily to higher employee-related costs (including consultant costs, facility costs and equipment-related costs) driven by increased investment in our top technology priorities (search, catalog, mobile, platform, and user experience) and the impact from acquisitions.

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

General and administrative expenses increased $74.9 million and $217.7 million, or 29% and 27%, during the third quarter and first nine months of 2011, respectively, compared to the same periods of the prior year. The increase was due primarily to an increase in payroll and related expenses and the impact from acquisitions. The increase for the first nine months of 2011 was also due to an increase in professional service fees, including those relating to acquisitions.

Provision for Transaction and Loan Losses

Provision for transaction and loan losses consists primarily of transaction loss expense associated with our customer protection programs, fraud, chargebacks, and merchant credit losses; bad debt expense associated with our accounts receivable balance; and loan reserves associated with our principal loan receivable balance.
Provision for transaction and loan losses increased $48.1 million and $75.6 million, or 49% and 26%, during the third quarter and first nine months of 2011, respectively, compared to the same periods of the prior year. This increase was due primarily to higher transaction volume and higher transaction loss rates, partially offset by improvements in BML loan loss rates and bad debt rates. Transaction loss rates increased due primarily to strategic risk management decisions and the expansion of our protection programs. Our BML loan loss and bad debt rates declined due to continued improvement in charge-off rates. We continue to expect our provision for transaction and loan loss expense to fluctuate depending on many factors, including macroeconomic conditions, our customer protection programs and the impact of regulatory changes.

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

Amortization of acquired intangible assets increased by $38.6 million, and $33.9 million, or 84% and 23%, during the third quarter and first nine months of 2011, respectively, compared to the same periods of the prior year due primarily to the impact of acquisitions.

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

Restructuring expenses decreased $3.2 million and $20.9 million during the third quarter and first nine months of 2011, respectively, compared to the same periods of the prior year due to the completion of these activities during the period.

Loss on Divested Business

We incurred a loss on the divestiture of certain GSI businesses of $256.5 million during the first nine months of 2011. We sold these businesses in conjunction with the acquisition as they are not core to our long-term strategy and conflict with our community of sellers. See “Note 3 — Business Combinations” to the condensed consolidated financial statements included in this report.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, consists of interest earned on cash, cash equivalents and investments, as well as foreign exchange transaction gains and losses, our portion of operating results from investments accounted for under the equity method of accounting and investment gain/loss on acquisitions, and interest expense consisting of interest charges on the amount drawn under our credit agreement and on our outstanding commercial paper and debt securities. Interest and other income, net excludes interest expense related to Bill Me Later, which is included in cost of net revenues.

Interest and other income (expense), net increased $51.9 million and $63.3 million during the third quarter and first nine months of 2011, respectively, compared to the same periods of the prior year. The increase in interest and other income (expense), net was due primarily to investment gains associated with acquisitions of $56.3 million and $73.4 million during the third quarter and first nine months of 2011, respectively. See “Note 3 — Business Combinations” to the condensed consolidated financial statements included in this report. These gains were partially offset by higher interest expense.

Provision for Income Taxes

Our effective tax rate was 20% and 15% for the third quarter and first nine months of 2011, respectively, compared to 16% and 18% for the same periods in the prior year. The increase in our effective tax rate during the third quarter of 2011 compared to the same period of the prior year was due primarily to an increase in the proportion of earnings generated in higher tax jurisdictions. The decrease in our effective tax rate during the first nine months of 2011 compared to the same period of the prior year was due primarily to the tax benefit realized in the second quarter of 2011 associated with the loss on the divestiture of certain GSI businesses.

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

Liquidity and Capital Resources

Cash Flows

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Net cash provided by (used in):
Operating activities	$2,291,414	$1,891,755
Investing activities	(4,768,895)	(1,390,732)
Financing activities	(190,485)	(259,086)
Effect of exchange rates on cash and cash equivalents	89,505	(60,848)
Net increase/(decrease) in cash and cash equivalents	$(2,578,461)	$181,089

Operating Activities

We generated cash from operating activities in amounts greater than net income in the nine months ended September 30, 2011 and September 30, 2010, due primarily to non-cash charges to earnings partially offset by changes in working capital. Non-cash charges to earnings included depreciation and amortization on our long-term assets, stock-based compensation and the provision for transaction and loan losses. The increase in cash provided by operating activities during the nine months ended September 30, 2011 compared to the same period of the prior year was due primarily to cash paid in the first nine months of 2010 for taxes of $475.0 million primarily related to a legal entity restructuring completed in the fourth quarter of 2009, compared to $282.1 million for taxes paid in the first nine months of 2011, as well as higher net income.

Investing Activities

The net cash used in investing activities of $4,768.9 million in the nine months ended September 30, 2011 was due primarily to cash paid for the acquisition of businesses of $3,155.1 million, purchases of investments of $1,883.6 million and purchases of property and equipment of $671.9 million, partially offset by proceeds of $1,297.6 million from the maturities and sale of investments.

The net cash used in investing activities of $1,390.7 million in the nine months ended September 30, 2010 was due primarily to net cash paid for the purchase of investments of $2,022.6 million and purchases of property and equipment of $526.4 million, partially offset by proceeds of $1,183.5 million from the maturities and sale of investments and $125.0 million from the repayment of a Skype note receivable.

Financing Activities

The net cash used in financing activities of $190.5 million in the nine months ended September 30, 2011 was due primarily to cash outflows of $814.1 million to repurchase common stock and $199.3 million to repay acquired debt, as well as cash paid for tax withholdings in the amount of $130.3 million related to net share settlements of restricted stock awards and units. These cash outflows were partially offset by proceeds of $700.0 million from additional borrowings under our commercial paper program, $187.7 million from the issuance of common stock in connection with the exercise of stock options and $65.5 million of excess tax benefits from stock-based compensation.

The net cash used in financing activities of $259.1 million in the nine months ended September 30, 2010 was due primarily to $106.9 million in cash paid for tax withholdings related to net share settlements of restricted stock units and nonvested share awards and $297.7 million in cash paid for the repurchase of common stock, partially offset by proceeds of $118.9 million from the issuance of common stock in connection with the exercise of stock options and $26.6 million in excess tax benefits from stock-based compensation.

The positive effect of exchange rate movements on cash and cash equivalents during the nine months ended September 30, 2011 was due to the weakening of the U.S. dollar against other currencies, primarily the Euro. The negative effect of exchange rate movements on cash and cash equivalents during the nine months ended September 30, 2010 was due to the strengthening of the U.S. dollar against other currencies, primarily the Euro.

Stock Repurchases

In September 2010, our Board authorized a stock repurchase program that provides for the repurchase of up to $2.0 billion of our common stock, with no expiration from the date of authorization, for the purpose of offsetting the impact of dilution from our equity compensation programs. During the nine months ended September 30, 2011, we repurchased approximately $813.5 million of our common stock under this stock repurchase program. As of September 30, 2011, approximately $1.1 billion remained for further repurchases of our common stock under this stock repurchase program.
Shelf Registration Statement and Long-Term Debt
At September 30, 2011, we had an effective shelf registration statement on file with the Securities and Exchange Commission that allows us to issue various types of debt securities, such as fixed or floating rate notes, U.S. dollar or foreign currency denominated notes, redeemable notes, global notes, and dual currency or other indexed notes. Issuances under the shelf registration will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. The registration statement does not limit the amount of debt securities that may be issued thereunder. Our ability to issue debt securities is subject to market conditions and other factors impacting our borrowing capacity, including compliance with the covenants in our credit agreement.
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
Commercial Paper
We have a $1.0 billion commercial paper program pursuant to which we may issue commercial paper notes with maturities of up to 397 days from the date of issue in an aggregate principal amount of up to $1.0 billion at any time outstanding. As of September 30, 2011, $1.0 billion aggregate principal amount of commercial paper was outstanding, the weighted average interest rate on those notes was 0.17% per annum and the weighted average remaining term on our commercial paper notes was 61 days.
Credit Agreement
As of September 30, 2011, no borrowings or letters of credit were outstanding under our $1.8 billion credit agreement. However, as described above, we have a $1.0 billion commercial paper program and we maintain $1.0 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due. As a result, at September 30, 2011, $0.8 billion of borrowing capacity was available for other purposes permitted by the credit agreement.
Commitments

As of September 30, 2011, approximately $8.8 billion of unused credit was available to Bill Me Later accountholders. The individual lines of credit that make up this unused credit are subject to periodic review and termination by the chartered financial institution that is the issuer of Bill Me Later credit products based on, among other things, account usage and customer creditworthiness.  Currently, when a consumer makes a purchase using a Bill Me Later credit product, the chartered financial institution extends credit to the consumer, funds the extension of credit at the point of sale and advances funds to the merchant. We subsequently purchase the receivables related to the consumer loans extended by the chartered financial institution and, as a result of the purchase, bear the risk of loss in the event of loan defaults. Although the chartered financial institution continues to own each customer account, we own the related receivable, and Bill Me Later is responsible for all servicing functions related to the account.

Liquidity and Capital Resource Requirements

At September 30, 2011, we had assets classified as cash and cash equivalents, as well as time deposits and fixed income securities, in an aggregate amount of $5.8 billion, compared to $7.8 billion at December 31, 2010. At September 30, 2011, we held assets of these types outside the U.S. in certain of our foreign operations totaling approximately $4.7 billion. If these cash and cash equivalents were distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances. We actively monitor the third-party depository institutions and money market funds that hold these assets, primarily focusing on the safety of principal and secondarily maximizing yield on these assets. We diversify our cash and cash equivalents and investments among various financial institutions and money market funds in order to reduce our exposure should any one of these financial institutions or money market funds fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments; however, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets.

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

Off-Balance Sheet Arrangements

As of September 30, 2011, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources. In Europe, we have two cash pooling arrangements with a financial institution for cash management purposes. These arrangements allow for cash withdrawals from this financial institution based upon our aggregate operating cash balances held in Europe within the same financial institution (“Aggregate Cash Deposits”). These arrangements also allow us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income. As of September 30, 2011, we had a total of $3.5 billion in cash withdrawals offsetting our $3.5 billion in Aggregate Cash Deposits held within the same financial institution under these cash pooling arrangements.

Based on differences in regulatory requirements and commercial law in the jurisdictions where PayPal operates, PayPal holds customer balances either as direct claims against PayPal or as an agent or custodian on behalf of PayPal's customers. Customer funds held by PayPal as an agent or custodian on behalf of our customers are not reflected in our condensed consolidated balance sheet. These funds include funds held on behalf of U.S. customers that are deposited in bank accounts insured by the Federal Deposit Insurance Corporation (subject to applicable limits).

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

Item 3:    Quantitative and Qualitative Disclosures About Market Risk

The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2010. Our market risk profile has not changed significantly during the first nine months of 2011.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of available for sale securities, including government and corporate securities and money market funds. As of September 30, 2011, approximately 43% of our total cash and investment portfolio was held in bank deposits and money market funds. As such, changes in interest rates will impact interest income. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. Additionally, changes in interest rates will impact our interest rate sensitive credit agreement and accordingly, impact interest expense or cost of net revenues. As of September 30, 2011, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

Investment Risk

As of September 30, 2011, our cost and equity method investments totaled $802.3 million, which represented approximately 11% of our total cash and investment portfolio and were primarily related to equity-method investments in private companies (in particular, our retained equity interest in Skype). We review our investments for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value is other-than-temporary. Our analysis includes review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data.
On October 13, 2011, Microsoft Corp. completed its acquisition of Skype and we received approximately $2.3 billion in cash for our 30% interest in Skype, resulting in a pre-tax gain of approximately $1.7 billion, which will be recognized in the fourth quarter of 2011.

Equity Price Risk
We are exposed to equity price risk on marketable equity instruments due to market volatility. At September 30, 2011, the total fair value of our marketable equity instruments was $436.8 million, which represented approximately 6% of our total cash and investment portfolio and was primarily related to our equity holdings in MercadoLibre.

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

Our operating results have varied on a quarterly basis during our operating history. Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our operating results include the following:

•
general economic conditions, including the possibility of a prolonged period of limited economic growth or possible economic decline in the U.S. and Europe; adverse effects of the ongoing sovereign debt crisis in Europe, including its expected negative impact on European economic growth versus the rest of the world; disruptions to the credit and financial markets in Europe, the U.S., and elsewhere; contractions or limited growth in consumer spending or consumer credit; and adverse economic conditions that may be specific to the Internet, ecommerce and payments industries;

•
our ability to retain an active user base, attract new users, and encourage existing users to list items for sale, purchase items through our websites, or use our payment services, especially when consumer spending is weak;

•
the primary and secondary effects of previously announced and possible future changes to our pricing, products and policies, including, among other changes, restrictions or holds on payments made to sellers or in connection with certain categories of higher-risk transactions; changes to performance standards and/or rewards for sellers, including taking into account cases filed through the eBay and PayPal buyer protection programs in evaluating individual seller performance ratings; changes to our dispute resolution process; upgrades to eBay checkout services, including the introduction of a new eBay shopping cart/basket that enables buyers to add items from multiple sellers and pay in a single checkout and, effective July 2011, the discontinuation of support for third party checkout services; and recent changes to our fee structure, including the calculation of final value fees based on the total amount of the transaction (including shipping);

•	consumer confidence in the safety and security of transactions using our websites or technology and the effect of any changes in our practices and policies designed to foster improved confidence;

•
our ability to comply with existing and new laws and regulations, especially those that impact our Payments business, as we expand the range and geographical scope of our services and as we grow larger, including those laws and regulations discussed below under the caption "If our Payments business is found to be subject to or in violation of any laws or regulations, including those governing money transmission, electronic funds transfers, money laundering, counter-terrorist financing, sanctions, banking and lending, it could be subject to liability, licensure and regulatory approval and may be forced to change its business practices";

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

•
other new laws or regulations, or interpretations of existing laws or regulations, that impose liability on us for our actions or the actions of our users or otherwise harm our business models or restrict the Internet, ecommerce, online payments or online advertising;

•	our ability to manage the costs of compliance with existing and new laws and regulations that affect our businesses;

•	the actions of our competitors, including the introduction of new sites, services, products and functionality;

•	the costs and results of litigation or regulatory actions that involve us;

•
our ability to develop product enhancements, programs, and features on different platforms (e.g., mobile devices, the availability of PayPal at the retail point of sale) at a reasonable cost and in a timely manner;

•
our ability to upgrade and develop our systems (including the migration to GSI's enhanced platform), infrastructure, and customer service capabilities to accommodate growth and to improve our websites at a reasonable cost while maintaining 24/7 operations;

•	technical difficulties or service interruptions involving our websites or services provided to us or our users by third parties;

•	our ability to manage the transaction loss rate in our Marketplaces, Payments and GSI ecommerce services businesses;

•	our ability to manage funding costs, credit risk and interest-rate risk associated with our Bill Me Later business;

•	our ability to successfully and cost-effectively integrate and manage businesses that we acquire, including GSI and the merger of our marketplaces in Korea;

•	the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our businesses, operations, and infrastructure;

•	our ability to comply with the requirements of entities whose services are required for our operations, such as payment card networks and banks;

•	the cost and availability of online and traditional advertising, and the success of our brand building and marketing campaigns;

•	our ability to attract new personnel in a timely and effective manner and to retain key employees;

•	the continued healthy operation of our technology suppliers and other parties with which we have commercial relations;

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
We have announced changes to our Marketplaces business intended to drive more sales and improve seller efficiency and buyer experiences. For example, in the U.S., the U.K. and Canada, we have begun testing the efficacy of improving seller performance and increasing buyer satisfaction by requesting that PayPal place temporary holds on seller funds in certain instances (e.g., for sellers with a limited selling history or below-standard performance ratings). We may expand the scope of such programs in the future and introduce other programs with similar aims in these and other countries. We have also begun testing a new payment process in Germany and Austria in which buyers pay eBay directly for items purchased from newly registered sellers on our localized websites in those countries, and eBay subsequently pays the seller subject to confirmation that the item has shipped. We may expand the scope of such programs in the future and implement additional programs with similar aims in different businesses and geographies. Some of the changes that we have announced to date have been controversial with, and led to dissatisfaction among, our sellers, and additional changes that we announce in the future may also be negatively received by some of our sellers. This may not only impact the supply of items listed on our websites, but because many sellers also buy from our sites, it may adversely impact demand as well. Given the number of recent changes that we have made to our policies and pricing, it may take our sellers some time to fully assess and adjust to these changes, and sellers may elect to reduce volume while making such assessments and adjustments or in response to these changes. If any of these changes cause sellers to move their business (in whole or in part) away from our websites or otherwise fail to improve gross merchandise volume or the number of successful listings, our operating results and profitability will be harmed.
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
In addition, because a large percentage of PayPal transactions originate on the eBay platform, declines in growth rates in major Marketplaces markets also adversely affect PayPal's growth. The expected future growth of our PayPal, GSI, StubHub, and our other lower margin businesses may also cause downward pressure on our profit margins because those businesses have lower gross margins than our Marketplaces platforms.
The sluggish economy could harm our business.
Our Marketplaces, Payments and GSI ecommerce services businesses are dependent on consumer purchases, and our GSI business is also impacted by the offline businesses of our clients. The economic downturn resulted in reduced buyer demand and reduced selling prices and the slow recovery may reduce the volume of purchases on our Marketplaces platforms and the volume of transactions paid for using our Payment services and the online and offline businesses of our GSI clients, all of which would adversely affect our business. In the event of the bankruptcy of a merchant that sells goods or services in advance of the date of their delivery or use (such as airline, cruise or concert tickets), PayPal could be liable to the buyers of such goods or services either through its buyer protection program or through chargebacks on payment cards used by customers to fund their payment through PayPal.
We are exposed to fluctuations in currency exchange rates and interest rates.
Because we conduct the majority of our business outside the United States but report our financial results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. In connection with its multi-currency service, PayPal fixes exchange rates twice per day, and may face financial exposure if it incorrectly fixes the exchange rate or if exposure reports are delayed. PayPal also holds some corporate and customer funds in non-U.S. currencies, and thus its financial results are affected by the translation of these non-U.S. currencies into U.S. dollars. In addition, the results of operations of many of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions will result in increased net revenues, operating expenses and net income. Similarly, our translation of foreign currency denominated transactions will result in lower net revenues, operating expenses and net income if the U.S. dollar strengthens against foreign currencies, as happened in the first half of 2010. Net revenues in the nine months ended September 30, 2011 of $8.3 billion were impacted by foreign currency translation of $213.8 million compared to the same period of the prior fiscal year. As exchange rates vary, net revenues and other operating results, when translated, may differ materially from expectations. In particular, to the extent the U.S. dollar strengthens against the Euro, British pound, Korean won, or Australian dollar, our foreign revenues and profits will be reduced as a result of these translation adjustments. While from time to time we enter into transactions to hedge portions of our foreign currency translation exposure, it is impossible to perfectly predict or completely eliminate the effects of this exposure. In addition, to the extent the U.S. dollar strengthens against the Euro, the British pound, the Australian dollar or other currencies, cross-border trade related to purchases of dollar-denominated goods by non-U.S. purchasers will likely decrease, and that decrease will likely not be offset by a corresponding increase in cross-border trade involving purchases by U.S. buyers of goods denominated in other currencies, adversely affecting our business.
In addition, we face exposure to fluctuations in interest rates. For example, relatively low interest rates have continued to limit our investment income, including income we earn on PayPal customer balances, which in turn has lowered our net interest income and net revenues.
Bill Me Later's operations depend on lending services provided by an unaffiliated lender.
We acquired Bill Me Later, a company that facilitates credit services offered by an unaffiliated bank, in November 2008. Bill Me Later is neither a chartered financial institution nor is it licensed to make loans in any state. Accordingly, Bill Me Later must rely on a bank or licensed lender to issue the Bill Me Later credit products and extend credit to customers in order to offer the Bill Me Later service. Currently, when a consumer makes a purchase using a Bill Me Later credit product, the chartered financial institution extends credit to the consumer, funds the extension of credit at the point of sale and advances funds to the merchant. We subsequently purchase the receivables related to the extensions of credit made by the chartered financial institution and, as a result of the purchase, bear the risk of loss in the event of loan defaults. Although the chartered financial institution continues to own each customer account, we own the related receivable, and Bill Me Later is responsible for all servicing functions related to the account.

In September 2010, WebBank became the issuer of the Bill Me Later credit products. WebBank is an industrial bank chartered by the State of Utah. Any termination or interruption of WebBank's ability to lend could result in our being unable to originate any new transactions for the Bill Me Later service. Under those circumstances, we would be required to either reach a similar arrangement with another chartered financial institution, which may not be available on favorable terms, if at all, or to obtain our own bank charter, which would be a time-consuming and costly process and would subject us to a number of additional laws and regulations, compliance with which would likely be burdensome.
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
If our Payments business is found to be subject to or in violation of any laws or regulations, including those governing money transmission, electronic funds transfers, money laundering, counter-terrorist financing, sanctions, banking and lending, it could be subject to liability, licensure and regulatory approval and may be forced to change its business practices.
Our Payments business is subject to various laws and regulations in the U.S. and other countries where it operates, including those governing money transmission, electronic funds transfers, money laundering, counter-terrorist financing, sanctions, banking and lending. The legal and regulatory requirements that apply to our Payments business vary in the markets where we operate. While PayPal has a compliance program and is focused on compliance with applicable laws and regulations, we cannot assure that we will not be subject to fines or other enforcement actions in one or more jurisdictions or be required to make changes to our compliance programs to comply in the future.
While PayPal currently allows its customers with credit cards to send payments from 190 markets, PayPal only allows customers in 106 of those markets (including the U.S.) to receive payments, in some cases with significant restrictions on the manner in which customers can withdraw funds. These limitations may affect PayPal's ability to grow in these markets.
Of the 190 markets whose residents can use the PayPal service, 31 (27 countries plus four French overseas departments) are members of the European Union, or EU. Since 2007, PayPal has provided localized versions of its service to customers in the EU through PayPal (Europe) S.A.R.L. et Cie, SCA, a wholly-owned subsidiary of PayPal that is licensed and subject to regulation as a bank in Luxembourg. Accordingly, PayPal (Europe) is subject to significant fines or other enforcement action if it violates the disclosure, reporting, anti-money laundering, capitalization, funds management, corporate governance, sanctions or other requirements imposed on Luxembourg banks. Any fines or other enforcement actions imposed by the Luxembourg regulator could adversely affect PayPal's business. PayPal (Europe) implements its localized services in EU countries through a “passport” notification process through the Luxembourg regulator to regulators in other EU member states pursuant to EU Directives, and has completed the “passport” notice process in all EU member countries. The regulators in these countries could notify PayPal (Europe) of local consumer protection laws that will apply to its business, in addition to Luxembourg consumer protection law, and could also seek to persuade the Luxembourg regulator to order PayPal (Europe) to conduct its activities in the local country through a branch office. These or similar actions by these regulators could increase the cost of, or delay, PayPal's plans for expanding its business in EU countries. In addition, the EU Payments Service Directive, which established a new regulatory regime for payment services providers, formally took effect in November 2009. The national interpretation of regulations implementing the EU Payments Service Directive may be inconsistent.
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

To date, PayPal has obtained licenses to operate as a money transmitter in 41 U.S. states, the District of Columbia and Puerto Rico, and has obtained interpretations in four other states that licensing is not required under their existing statutes. PayPal is also licensed as an escrow agent in one U.S. state. PayPal is applying for money transmitter licenses in two additional states. The remaining U.S. states do not currently regulate money transmitters. As a licensed money transmitter, PayPal is subject to restrictions on its investment of customer funds, reporting requirements, bonding requirements, and inspection by state regulatory agencies. If PayPal were found to be in violation of money services laws or regulations, PayPal could be subject to liability, forced to cease doing business with residents of certain states, forced to change its business practices, or required to obtain additional licenses or regulatory approvals that could impose a substantial cost on PayPal. Any change to PayPal's business practices that makes the service less attractive to customers or prohibits its use by residents of a particular jurisdiction could decrease the velocity of trade on eBay, which would further harm our business.
In markets other than the U.S., the EU, Australia and the China domestic business, PayPal serves its customers through PayPal Private Ltd., a wholly-owned subsidiary of PayPal that is based in Singapore. PayPal Private Ltd. is regulated in Singapore as a stored value issuer. In many of these markets, it is not clear whether PayPal's Singapore-based service is subject only to Singaporean law or, if it were subject to local laws, whether such local law would require a payment processor like PayPal to be licensed as a bank or financial institution or otherwise. In such markets, the business may rely on partnerships with local banks to process payments and conduct foreign exchange in local currency. Local regulators who do not have direct jurisdiction over Singapore-based PayPal Private Ltd. may use their local regulatory power to slow or halt payments to local merchants conducted through the local banking partner. Such regulatory actions impacting local banking partner arrangements could impose substantial costs and involve considerable delay to the provision or development of PayPal services in that market, or could prevent PayPal from providing any services in a given market. The Reserve Bank of India has asserted that PayPal's offering of payment services to customers outside of India to send personal, non-commercial payments to recipients in India requires a license from the Reserve Bank. For a period of time in 2010, the Reserve Bank directed the Indian affiliate of PayPal's processing bank to suspend withdrawals to the Indian bank accounts of PayPal customers for both personal and business customers. PayPal has ended personal non-commercial payments to and from Indian accounts and the ability of Indian sellers to spend payments they receive, and has also stopped offering certain commercial payments between Indian buyers and Indian sellers. In November 2010, the Reserve Bank of India issued guidelines to Indian banks on the requirements for processing export-related transactions for online payment gateway service providers such as PayPal, including a limitation on the amount of individual transactions to no more than $500 (increased in October 2011 to $3,000). The Reserve Bank may again impose a suspension if it is not satisfied with PayPal's and its partner bank's actions to comply with these guidelines. In the event of any non-compliance, PayPal could be subject to fines from the Reserve Bank, and PayPal's prospects for future business in India, both cross-border and domestic, could be materially and adversely affected.
Even if PayPal is not currently required to be licensed in some jurisdictions, future localization or targeted marketing of PayPal's service in those countries, or expansion of the financial products offered by PayPal (either alone, through a commercial alliance or through an acquisition), could subject PayPal to additional licensure requirements, laws and regulations and increased regulatory scrutiny, any of which may harm PayPal's business. For example, PayPal expects it will require licenses in Japan and Russia to expand its services in those countries. There can be no assurance that PayPal will be able to obtain such licenses. Even if PayPal were able to obtain such licenses, there will be substantial costs involved in maintenance of such licenses, and PayPal will be subject to fines or other enforcement action if it violates disclosure, reporting, anti-money laundering, capitalization, corporate governance or other requirements of such licenses. These factors could impose substantial costs and involve considerable delay to the provision or development of PayPal's products. Delay or failure to receive such a license or regulatory approval could require PayPal to change its business practices or features in ways that would adversely affect PayPal's expansion plans, and could require PayPal to suspend providing products and services to customers in one or more countries.
PayPal is also subject to various anti-money laundering and counter-terrorist financing laws and regulations around the world that prohibit, among other things, its involvement in transferring the proceeds of criminal activities. PayPal is focused on compliance with these laws and regulations and has a program designed to comply with these laws and regulations. PayPal continues to make improvements to its compliance program that is designed to ensure that it satisfies new and existing legal and regulatory requirements. However, any errors, failures or delays in complying with federal, state or foreign money laundering and counter-terrorist financing laws could result in significant criminal and civil lawsuits, penalties, and forfeiture of significant assets or other enforcement actions. In the United States, PayPal is subject to regulations that require it to report, within required timeframes, suspicious activities involving transactions of $2,000 or more, and may be required to obtain and keep more detailed records on the senders and recipients in certain transfers of $3,000 or more. U.S. regulators have increased scrutiny of compliance with these obligations. Existing and new regulations may require PayPal to revise its compliance program, including the procedures it uses to verify the identity of its customers and to monitor international and domestic transactions.
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
Although there have been no definitive interpretations to date, PayPal has taken actions as though its service is subject to the Electronic Fund Transfer Act and Regulation E of the U.S. Federal Reserve Board. Under such regulations, among other things, PayPal is required to provide advance disclosure of changes to its service, to follow specified error resolution procedures and to reimburse consumers for losses from certain transactions not authorized by the consumer. PayPal seeks to pass most of these losses on to the relevant merchants, but PayPal incurs losses if the merchant does not have sufficient funds in its PayPal account. Additionally, even technical violations of these laws can result in penalties of up to $1,000 for each non-compliant transaction or up to $500,000 per violation in any class action, and we could also be liable for plaintiffs' attorneys' fees. In the second quarter of 2010, two putative class-action lawsuits (Devinda Fernando and Vadim Tsigel v. eBay Inc. and PayPal, Inc.; and Moises Zepeda v. PayPal, Inc.) were filed in the U.S. District Court in the Northern District of California. These lawsuits contain allegations related to violations of aspects of the Electronic Fund Transfer Act and Regulation E and violations of a previous settlement agreement related to Regulation E, and/or allege that PayPal improperly held users' funds or otherwise improperly limited user's accounts. These lawsuits seek damages as well as changes to PayPal's practices among other remedies. A determination that there have been violations of the Electronic Fund Transfer Act, Regulation E or violations of other laws relating to PayPal's practices could expose PayPal to significant liability. Changes to PayPal's practices that may result from these lawsuits could require PayPal to incur significant costs and to expend product resources, which could cause delay to other planned product improvements, which would further harm our business.
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
Given that our Payments business is subject to regulations in the manner described above, any determination in any jurisdiction that we have not properly complied with laws and regulations or any instances in which we are criminally indicted or found to have violated a criminal statute or regulation could adversely impact our regulatory status in one or more jurisdictions, which would harm our business.
The listing or sale by our users of pirated or counterfeit items may harm our business.
We have received in the past, and we anticipate receiving in the future, communications alleging that certain items listed or sold through our service by our users infringe third-party copyrights, trademarks and trade names, or other intellectual property rights. See “Item 1 - Legal Proceedings” above. Although we have sought to work actively with the owners of intellectual property rights to eliminate listings offering infringing items on our websites, some rights owners have expressed the view that our efforts are insufficient. Content owners and other intellectual property rights owners have been active in asserting their purported rights against online companies, including eBay. Allegations of infringement of intellectual property rights have resulted in threats of litigation and actual litigation against us from time to time by rights owners, including litigation brought by luxury brand owners such as Tiffany & Co. in the U.S., Rolex S.A. and Coty Prestige Lancaster Group GmbH in Germany, Louis Vuitton Malletier and Christian Dior Couture in France and L'Oréal SA, Lancôme Parfums et

Beauté & Cie and Laboratoire Garnier & Cie in several European countries. The plaintiffs in these cases seek to hold eBay liable for alleged counterfeit items listed on our sites by third parties; for “tester” and other consumer products labeled in a manner to prevent resale and for unboxed and other allegedly nonconforming products listed on our sites by third parties; for the alleged misuse of trademarks or copyrights in listings or otherwise on our sites, and in connection with paid search advertisements; for alleged violations of selective distribution channel laws or parallel import laws for listings of authentic items; and for alleged non-compliance with consumer protection laws. Such plaintiffs seek, among other things, injunctive relief and damages. In the aggregate, these suits could result in significant damage awards and injunctions that could adversely affect our business. There are approximately 30,000 rights owners in our verified rights owner (VeRO) program, and each rights owner has anywhere from one to several hundred brands. Statutory damages for copyright or trademark violations could range up to $30,000 per copyright violation and $100,000 per trademark violation in the U.S., and even higher in other jurisdictions. These and similar suits may force us to modify our business practices, which could lower our revenue, increase our costs or make our websites less convenient to our customers. Any such results could materially harm our business. In addition, rights owners have aggressively sought to reduce the applicability of limitations to intellectual property rights such as copyright exhaustion and the first sales doctrine in cases such as Vernor v. Autodesk Inc. (Ninth Circuit Court of Appeals) and Costco Wholesale Corp. v. Omega S.A. (Sup. Ct.). To the extent such doctrines are limited; the supply of goods available for resale on eBay may be adversely affected.
In addition to litigation from rights owners, we may be subject to regulatory, civil or criminal proceedings and penalties if governmental authorities believe we have aided in the sale of counterfeit goods. While we have had some early success in defending against such litigation, more recent cases have been based, at least in part, on different legal theories than those of earlier cases, and there is no guarantee that we will continue to be successful in defending against such litigation. Plaintiffs in recent cases have argued that we are not entitled to safe harbors under the Digital Millennium Copyright Act in the U.S. or as a hosting provider in the European Union under the Electronic Commerce Directive because of the alleged active nature of our involvement with our sellers, and that, whether or not such safe harbors are available, we should be found liable because we supposedly have not adequately removed listings that are counterfeit or are authentic but allegedly violate trademark or copyright law or effectively suspended users who have created such listings. We are continuously seeking to improve and modify our efforts to eliminate counterfeit and pirated items. These improvements are in response to ongoing business initiatives designed to reduce bad buyer experiences and improve customer satisfaction as well as in response to new patterns we are seeing among counterfeiters and others committing fraud on our users. Notwithstanding these efforts, we believe that the legal climate, especially in Europe, is becoming more adverse to our positions, which may require us to take actions which could lower our revenues, increase our costs, or make our websites less convenient to our customers, which may materially harm our business. In addition, a public perception that counterfeit or pirated items are commonplace on our sites, even if factually incorrect, could damage our reputation, lower the price our sellers receive for their items and damage our business.
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
We are subject to patent litigation.
We have repeatedly been sued for allegedly infringing other parties' patents. We are a defendant in a number of patent suits and we have been notified of several other potential patent disputes. We expect that we will increasingly be subject to patent infringement claims involving various aspects of our Marketplaces, Payments and GSI segments as our services continue to expand in scope and complexity (e.g., our local, social, mobile and digital initiatives) and we expand into new businesses, including through acquisitions, and the universe of patent owners who may claim that we (or companies that we have acquired) infringe their patents, as well as the aggregate number of patents controlled by such patent owners, correspondingly increases. These claims, whether meritorious or not, are time consuming and costly to resolve, and could require expensive changes in our methods of doing business, could require us to enter into costly royalty or licensing agreements, or could require us to cease conducting certain operations.
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
PayPal's payment system is also susceptible to potentially illegal or improper uses. These may include illegal online gambling, fraudulent sales of goods or services, illicit sales of prescription medications or controlled substances, piracy of software and other copyrighted or trademarked goods, money laundering, terrorist financing, bank fraud, child pornography trafficking, prohibited sales of alcoholic beverages or tobacco products, online securities fraud and encouraging, promoting, facilitating or instructing others to engage in illegal activities. There has been an increased focus by rights owners and U.S. government officials on the role that payments systems play in the sale of, and payment for, pirated digital goods on the Internet. Recent changes in law have increased the penalties for intermediaries providing payment services for certain illegal activities and additional payments-related proposals are under active consideration by government policymakers. Despite measures PayPal has taken to detect and lessen the risk of this kind of conduct, illegal activities could still be funded using PayPal. Any resulting claims or liabilities could harm our business.
If our GSI business is unable to enhance its platform and migrate clients to its new platform in a timely and cost-effective manner, it would be substantially harmed.

Our GSI business is in the process of enhancing and unbundling the components of its ecommerce and payments platform and migrating its existing customers to its new platform. This project is very expensive and time consuming and involves significant technical risk. Initial client migrations to the enhanced platform have been delayed into 2012. If client migrations to the enhanced platform continue to be delayed, the enhanced platform is not accepted by the market, or GSI fails to meet client commitments and services level agreements, GSI could be subject to substantial penalties under its agreements with its clients, its relationships with its clients and their respective businesses could be substantially harmed, the contracts between GSI and its clients could be terminated and our GSI business would be harmed. Even if accomplished successfully, this development and migration project may cost more than expected or take longer than currently planned, which could harm our GSI business.
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
A large number of transactions occur on our websites on a daily basis. Government regulators have received a significant number of consumer complaints about both eBay and PayPal, which, while small as a percentage of our total transactions, are large in aggregate numbers. As a result, from time to time we have been contacted by various foreign and domestic governmental regulatory agencies that have questions about our operations and the steps we take to protect our users from fraud. PayPal has received inquiries regarding its restriction and disclosure practices from the Federal Trade Commission and regarding these and other business practices from the attorneys general of a number of states. In September 2006, PayPal entered into a settlement agreement with the attorneys general of a number of states under which it agreed to pay $1.7 million to the attorneys general, shorten and streamline its user agreement, increase educational messaging to users about funding choices, and communicate more information regarding protection programs to users. From time to time, we face inquiries from government regulators in various jurisdictions related to actions that we have taken that are designed to improve the security of transactions and the quality of the user experience on our websites and we may face similar inquiries from other government regulators in the future. For example, in 2008, the Australian Competition and Consumer Commission and the Reserve Bank of Australia reviewed our policies requiring sellers to offer PayPal as a payment alternative on most transactions on our localized Australian website and precluding sellers from imposing a surcharge or any other fee for accepting PayPal or other payment methods. Other regulators have requested information concerning PayPal's limitations of customer accounts. Similarly, Bill Me Later has from time to time received customer complaints that could result in investigations into Bill Me Later's business practices by state or federal regulators. As a result of the recent credit crisis, new laws have been passed, and we expect additional new laws and regulations to be adopted that impose, among other requirements, additional obligations and restrictions on the provision of credit. We are likely to receive additional inquiries from regulatory agencies in the future, including under existing or new credit laws or regulations, which may lead to action against us. We have responded to all inquiries from regulatory agencies by describing our current and planned antifraud efforts, customer support procedures, operating procedures and disclosures. If one or more of these agencies is not satisfied with our response to current or future inquiries, we could be subject to enforcement actions, fines or other penalties, or forced to change our operating practices in ways that could harm our business.
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
Over the last several years, we have enhanced the buyer and seller protections offered by PayPal in certain eBay marketplaces, and in certain countries for transactions outside of eBay marketplaces. These changes to PayPal's buyer and seller protection program could result in future changes and fluctuations in our Payments transaction loss rate. For the nine months ended September 30, 2011 and the fiscal year ended December 31, 2010, our Payments transaction losses (including both direct losses and buyer protection payouts) totaled $177.3 million and $153.1 million, representing 0.21% and 0.17% of our net total payment volume, respectively. Beginning in 2009, we have also changed the dispute resolution process for transactions on eBay.com, eBay.co.uk and eBay.de, as described in greater detail above under the caption “Changes to our dispute resolution process could increase our costs and loss rate,” which could result in an increase in our combined eBay and PayPal transaction losses.
PayPal's highly automated and liquid payment service makes PayPal an attractive target for fraud. In configuring its service, PayPal continually strives to maintain the right balance of appropriate measures to promote both convenience and security for customers. Identity thieves and those committing fraud using stolen credit card or bank account numbers can potentially steal large amounts of money from businesses such as PayPal. We believe that several of PayPal's current and former competitors in the electronic payments business have gone out of business or significantly restricted their businesses largely due to losses from this type of fraud. While PayPal uses advanced anti-fraud technologies, we expect that technically knowledgeable criminals will continue to attempt to circumvent PayPal's anti-fraud systems using increasingly sophisticated methods. From time to time, such fraudsters may discover and exploit vulnerabilities that may not immediately be identified and remediated, which in turn may result in one-time increases in fraud losses. In addition, PayPal's service could be subject to employee fraud or other internal security breaches, and PayPal may be required to reimburse customers for any funds stolen as a result of such breaches. Merchants could also request reimbursement, or stop using PayPal, if they are affected by buyer fraud or other types of fraud.
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
Cross-border trade has become an increasingly important source of both revenue and profits for us. Cross-border transactions using our websites generally provide higher revenues and gross margins than similar transactions that take place within a single country or market. We generally earn higher transaction fees for cross-border transactions involving PayPal, and our Marketplaces business continues to represent a relatively easy way for buyers and sellers to engage in cross-border trade compared with other alternatives. Any factors that result in a net reduction in cross-border trade, including, among other factors, fluctuations in currency exchange rates, the interpretation and application of specific national or regional laws, such as selective distribution channel laws and parallel import laws, to users in other countries (e.g., the interpretation and application of such laws to the sale of “gray market” goods), the potential interpretation and application of laws of multiple jurisdictions (e.g., the jurisdiction of the buyer, the seller, and/or the location of the item being sold), or any other factors that impose restrictions on, or increase the costs of, purchasing, selling or shipping goods across national borders, such as export control laws, customs enforcement and tariffs, would harm our business.
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
Currently, a significant number of our users authorize us to bill their payment card accounts directly for all transaction fees charged by us. PayPal's users routinely provide credit card and other financial information, and GSI customers routinely provide credit card information and other personally identifiable information which we maintain to facilitate the ease of future transactions. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication to effectively secure transmission of confidential information, including customer payment card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in the technology used by us to protect transaction data being breached or compromised. Non-technical means, for example, actions by a suborned employee, can also result in a data breach.
Under payment card rules and our contracts with our card processors, if there is a breach of payment card information that we store, or that is stored by PayPal's direct payment card processing customers, we could be liable to the payment card issuing banks for their cost of issuing new cards and related expenses. In addition, if we fail to follow payment card industry security standards, even if there is no compromise of customer information, we could incur significant fines or lose our ability to give customers the option of using payment cards to fund their payments or pay their fees. If we were unable to accept payment cards, our businesses would be seriously damaged.
Our servers are also vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions, and we have experienced “denial-of-service” type attacks on our system that have, in certain instances, made all or portions of our websites unavailable for periods of time. For example, in December 2010, PayPal was subject to a series of distributed “denial of service” attacks following PayPal's decision to permanently restrict the account used by WikiLeaks due to an alleged violation of PayPal's Acceptable Use Policy. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. These issues are likely to become more difficult as we expand the number of places where we operate. Security breaches, including any breach by us or by parties with which we have commercial relationships that result in the unauthorized release of our users' personal information, could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our insurance policies carry low coverage limits, which may not be adequate to reimburse us for losses caused by security breaches.
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
We are subject to laws relating to the collection, use, retention, security and transfer of personally identifiable information about our users, especially for financial information and for users located outside of the U.S. In addition, as an entity licensed and subject to regulation as a bank in Luxembourg, PayPal (Europe) S.A.R.L. et Cie, SCA is subject to banking secrecy laws. In many cases, these laws apply not only to third-party transactions but also to transfers of information between ourselves and our subsidiaries, and between ourselves, our subsidiaries and other parties with which we have commercial relations. New laws in this area have been passed by several jurisdictions, and other jurisdictions are considering imposing additional restrictions. The interpretation and application of user data protection laws are in a state of flux. These laws may be interpreted and applied inconsistently from country to country and our current data protection policies and practices may not be consistent with those interpretations and applications. Complying with these varying international requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. In addition, we have and post on our websites our own privacy policies and practices concerning the collection, use and disclosure of user data. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any regulatory requirements or orders or other federal, state or international privacy or consumer protection-related laws and regulations could result in proceedings or actions against us by governmental entities or others (e.g., class action privacy litigation), subject us to significant penalties and negative publicity and adversely affect us. In addition, as noted above, we are subject to the possibility of security breaches, which themselves may result in a violation of these laws.
In addition, certain of our businesses utilize “behavioral marketing” (generally, the tracking of a user's online activities) to deliver relevant content to Internet users. The Federal Trade Commission, or FTC, has released a Staff Report with principles to address consumer privacy issues that may arise from behavioral marketing and to encourage industry self-regulation. The FTC also has issued a Staff Report in December 2010 on consumer privacy policy, proposing a set of self-regulatory best practices and several policy recommendations for consideration by Congress, including institution of "do not track" mechanisms. In the future, regulations or legislation could, if enacted, prohibit the use of certain technologies, including those that track individuals' activities on the Internet or geolocation via mobile devices. Such laws and regulations could restrict our ability to collect and use page viewing data and personal information, which may reduce demand for GSI's ecommerce services and interactive marketing services businesses. If our interactive marketing products are perceived to cause or are otherwise unfavorably associated with invasions of privacy, whether or not illegal, we or our clients may be subject to public criticism.

Existing and potential future privacy laws and increasing public concerns regarding data collection, privacy and security may cause some Internet or mobile users to be less likely to visit our clients' websites or otherwise interact with them. If enough consumers choose not to visit our customers' websites or otherwise interact with them, our customers could stop using our interactive marketing products, and the growth of these businesses could be harmed or it may not be possible to continue the current business models for these products.
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
We believe that continuing to strengthen our brands will be critical to achieving widespread acceptance of our services, and will require a continued focus on active marketing efforts across all of our brands. We will need to continue to spend substantial amounts of money on, and devote substantial resources to, advertising, marketing, and other efforts to create and maintain brand loyalty among users. Since 2005, we have significantly increased the number of brands we are supporting, adding Shopping.com, our classified websites (e.g., eBay Classifieds, Kijiji, Marktplaats and Den Blå Avis), StubHub, Bill Me Later, Gmarket and GSI, among others. Each of these brands requires its own resources, increasing the costs of our branding efforts. Brand promotion activities may not yield increased revenues, and even if they do, any increased revenues may not offset the expenses incurred in building our brands. Also, major search engine operators that we use to advertise our brands have frequently-changing rules that govern their pricing, availability and placement of online advertisement (e.g., paid search, keywords), and changes to these rules could negatively affect our use of online advertising to promote our brands. If we fail to promote and maintain our brands, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brands, our business would be harmed.
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
Numerous states and foreign jurisdictions, including the State of California, where our headquarters are located, have regulations regarding “auctions” and the handling of property by “secondhand dealers” or “pawnbrokers.” Several states and some foreign jurisdictions, including France, have attempted, and may attempt in the future, to impose such regulations upon us or our users. Attempted enforcement of these laws against some of our users appears to be increasing and such attempted enforcements could harm our business. In France, we have been sued by Conseil des Ventes, the French auction regulatory authority. The authority alleges that sales on our French website constitute illegal auctions that cannot be performed without its consent. Although we have won this lawsuit in the lower court, this decision is being appealed. A lawsuit alleging similar claims has been brought against us by two associations of French antique dealers, and is now pending on appeal after we won this lawsuit in the first instance. We intend to vigorously defend against these lawsuits. However, these and other regulatory and licensure claims could result in costly litigation and, if successful, could require us to change the way we or our users do business in ways that increase costs or reduce revenues (for example, by forcing us to prohibit listings of certain items or restricting certain listing formats in some locations). We could also be subject to fines or other penalties, and any of these outcomes could harm our business.
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
In light of the global financial crisis, U.S. federal lawmakers enacted legislation in 2010 overhauling the federal government's oversight of consumer financial products and systemic risk in the U.S. financial system. Although the full effect of the new legislation will be dependent on regulations to be adopted by a number of different agencies (including the newly created Consumer Financial Protection Bureau), we expect the general effect of the new law will be to require PayPal and Bill Me Later to make additional disclosures to their users and to impose new restrictions on certain of their activities. These new obligations will impose new compliance requirements and obligations on us, increase our costs and may result in increased litigation, the need to make expensive product changes and other adverse impacts on our business. In addition, we also expect that the continued implementation of the financial reform law enacted in 2010 will adversely impact some significant traditional revenue streams for banks. For example, in June 2011, the Federal Reserve Board issued a final rule capping debit card interchange fees. As a result of this and other regulations implementing the new law, banks may need to revise their business models to remain profitable, which may lead them to charge more for services which were previously provided for free or at lower cost. Any resulting increases in service fees required for PayPal to process transactions (e.g., service fees for automated clearing house transactions) would increase our costs and adversely affect our business.
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
The Bill Me Later service relies on third-party merchant processors and payment gateways to process transactions. For the nine months ended September 30, 2011 and the fiscal year ended December 31, 2010, approximately 73% and 67%, respectively, of all transaction volume by dollar amount through the Bill Me Later service was settled through the facilities of a single vendor. Any disruption to these third party payment processing and gateway services would adversely affect the Bill Me Later service.
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
We anticipate that the volume of credit extended by WebBank (the financial institution issuing the Bill Me Later credit products) will increase as we continue to enable qualified buyers with a PayPal account to use Bill Me Later as a payment funding option for transactions on eBay.com and on certain merchant websites that accept PayPal. We purchase the receivables relating to these consumer loans extended by the issuing bank, and therefore bear the risk of loss. Like other businesses with significant exposure to losses from consumer credit, the Bill Me Later service faces the risk that account holders will default on their payment obligations, making the receivables uncollectible and creating the risk of potential charge-offs. The rate at which receivables were charged off as uncollectible, or the net charge-off rate, was approximately 4.49% and 7.71%, respectively, for the nine months ended September 30, 2011 and the fiscal year ended December 31, 2010. The nonpayment rate among Bill Me Later users may increase due to, among other things, worsening economic conditions, such as a recession in the U.S., and higher unemployment rates. Consumers who miss payments on their obligations often fail to repay them, and consumers who file for protection under the bankruptcy laws generally do not repay their credit. The age and rate of growth of the receivables related to a consumer credit portfolio also affects the rate of missed payments and accounts charged off as uncollectible.
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
PayPal pays significant transaction fees when customers fund payment transactions using credit cards, lower fees when customers fund payments with debit cards, nominal fees when customers fund payment transactions by electronic transfer of funds from bank accounts, and no fees when customers fund payment transactions from an existing PayPal account balance or use buyer credit issued by GE Money Bank. As of October 2009, eligible U.S. customers may also fund payment transactions through a loan originated by an unaffiliated lender as part of the Bill Me Later service, and PayPal will incur no fees for such transactions. Customers fund a significant portion of PayPal's payment volume using credit cards, and PayPal's financial success will remain highly sensitive to changes in the rate at which its senders fund payments using credit cards. Senders may prefer funding using credit cards rather than bank account transfers for a number of reasons, including the ability to dispute and reverse charges directly with their credit card provider if merchandise is not delivered or is not as described, the ability to earn frequent flier miles, cash rebates, or other incentives offered by credit card issuers, the ability to defer payment, or a reluctance to provide bank account information to PayPal. In addition, some of PayPal's offerings, including the ability for buyers to make a limited number of payments without opening a PayPal account, have a higher rate of credit card funding than PayPal's basic product offering.

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
We have experienced system failures from time to time, and any interruption in the availability of our websites will reduce our current revenues and profits, could harm our future revenues and profits, and could subject us to regulatory scrutiny. Our eBay.com website has been interrupted for periods of up to 22 hours. In November 2009, technical systems issues resulted in eBay.com users being unable to search for listed items for a period of several hours. Our PayPal website has suffered intermittent unavailability for periods as long as five days, most recently for approximately three hours affecting payments primarily on our ebay.co.uk site in May 2011. Other of our websites (e.g., StubHub) have experienced intermittent unavailability from time to time. Any unscheduled interruption in our services results in an immediate, and possibly substantial, loss of revenues, as well as potential service credits or other payments by GSI to its ecommerce services clients. Frequent or persistent interruptions in our services could cause current or potential users to believe that our systems are unreliable, leading them to switch to our competitors or to avoid our sites, and could permanently harm our reputation and brands. Reliability is particularly critical for PayPal, especially as it seeks to expand its Merchant Services business. Because PayPal is a regulated financial institution, frequent or persistent site interruptions could lead to fines, penalties, or mandatory changes to PayPal's business practices, and ultimately could cause PayPal to lose existing licenses it needs to operate or prevent it from obtaining additional licenses that it needs to expand. Finally, because our customers may use our products for critical transactions, any system failures could result in damage to our customers' businesses. These customers could seek significant compensation from us for their losses. Even if unsuccessful, this type of claim likely would be time-consuming and costly for us to address.
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
Our international expansion has been rapid and our international business, especially in Germany, Korea and the U.K., has also become critical to our revenues and profits. Net revenues outside the U.S. accounted for approximately 54% of our net revenues, in the nine months ended September 30, 2011 and the fiscal year ended December 31, 2010.
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
On June 17, 2011, we completed our acquisition of GSI Commerce, Inc., which provides ecommerce and interactive marketing services. For a discussion of new risks associated with our GSI business, please see the caption “Our acquisition of GSI Commerce, Inc. exposes us to new risks,” below. In May 2011, we completed our acquisition of additional shares of GittiGidiyor, a Turkish online marketplace, increasing our ownership stake in GittiGidiyor to approximately 93%. For a discussion of risks associated with our expansion into Turkey, which represents a new international market for us, please see the risk factor caption "There are many risks associated with our international operations," above. We have also recently acquired Magento, an open source ecommerce platform provider, and Zong, which provides payments through mobile carrier billing.
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

Moreover, we may not realize the anticipated benefits of any or all of our acquisitions, or may not realize them in the time frame expected. Future acquisitions or mergers may require us to issue additional equity securities, spend our cash, or incur debt, liabilities, and amortization expenses related to intangible assets or write-offs of goodwill, which could adversely affect our results of operations and dilute the economic and voting rights of our stockholders.
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

•
Risks associated with our relationship with Kynetic LLC (formerly NRG Commerce, LLC). Immediately following our acquisition of GSI, eBay sold 100% of GSI's sports merchandise business and 70% of its RueLaLa and ShopRunner businesses (which we refer to collectively as the divested entities), to Kynetic LLC, which we refer to as Kynetic. Kynetic is primarily owned by GSI's former Chairman, President and Chief Executive Officer, Mr. Michael Rubin. Each of the divested entities was a direct or indirect wholly-owned subsidiary of GSI Commerce. In connection with (and as a result of) the divestiture to Kynetic, our GSI business maintains certain commercial and financial relationships with the divested entities which expose it to certain risks of the businesses of Kynetic and the divested entities.

Our GSI business is also party to certain acquisition agreements relating to entities purchased by GSI prior to our acquisition, and which relate to businesses owned by the divested entities. Kynetic has agreed to indemnify GSI for certain liabilities incurred by GSI under these acquisition agreements. If such liabilities were realized and Kynetic was not able or willing to meet its indemnification obligations, GSI would be liable for them and its business could be harmed.

As part of the Kynetic divestiture, we loaned Kynetic and the divested entities $467 million, which is secured by certain assets of the divested entities. Kynetic and the divested entities' ability to repay this obligation is dependent on the financial performance of Kynetic and the divested entities. If Kynetic is unable to repay this obligation, our results of operations and financial condition could be harmed.

Our business and users may be subject to sales tax and other taxes.

The application of indirect taxes (such as sales and use tax, value-added tax (VAT), goods and services tax, business tax, and gross receipt tax) to ecommerce businesses such as eBay and to our users is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the adoption and growth of the Internet and ecommerce. In many cases, it is not clear how existing statutes apply to the Internet or ecommerce. In addition, some jurisdictions have implemented or may implement laws specifically addressing the Internet or some aspect of ecommerce. For example, the State of New York has passed legislation that requires any out-of-state seller of tangible personal property to collect and remit New York use tax if the seller engages affiliates above certain financial thresholds in New York to perform certain business promotion activities. Several ecommerce companies are challenging this new law. Also, in June 2011 California enacted legislation (ABx1 28) that requires certain out-of-state retailers to collect and remit California use tax on taxable sales to California purchasers when the retailer has a relationship with a person in the State that refers customers to the retailer. In September 2011, the California Governor signed into law AB 155, which supersedes ABx1 28 and delays the implementation of such collection and remittance requirements until September 2012 or January 2013 (depending on whether or not the U.S. Congress enacts legislation in this area). The new California law is similar to the law passed in New York, but provides exclusions for certain forms of Internet marketing and is limited to retailers who exceed prescribed sales volume thresholds. However, if our sellers who are not already required to collect California sales or use tax believe that their use of our websites requires them to collect California use tax, they may elect to limit their use of our websites rather than collect the tax, which would harm our business. North Carolina, Rhode Island, Illinois, Arkansas and South Dakota have also enacted similar laws related to affiliates, and a number of other states appear to be considering similar legislation. The adoption of such legislation by states where eBay has significant operations that perform certain business promotion activities could result in a use tax collection responsibility for certain of our sellers. This collection responsibility and the additional costs associated with complex use tax collection, remittance and audit requirements would make selling on our websites less attractive for small business retailers, and would harm our business.
The State of Colorado has enacted legislation that takes a different approach by imposing a set of use tax notice and reporting requirements (but not the actual tax collection responsibility) on certain retailers with no physical presence in Colorado. The law is designed to aid Colorado in collecting use tax from Colorado residents who purchase taxable items from out-of-state retailers. The regulation promulgated by the Colorado Department of Revenue excludes from these reporting obligations businesses that sell $100,000 or less into the state in a calendar year, thus limiting the impact on our sellers. The law has been challenged in Federal Court by a number of out-of-state retailers and a Federal District Court has issued an injunction blocking enforcement of the regulations pending a resolution of the case. Oklahoma has enacted a similar law. While the recent laws in New York, North Carolina, Rhode Island, Illinois, Arkansas, South Dakota, Oklahoma and Colorado do not specifically apply to our business, the proliferation of such state legislation, to expand sales and use tax collection on Internet sales, could adversely affect some of our sellers and indirectly harm our business.
In conjunction with the Streamlined Sales Tax Project — an ongoing, multi-year effort by U.S. state, and local governments to require collection and remittance of remote sales tax by out-of-state sellers — S. 1452 and H.R. 2701, U.S. Senate and U.S. House versions of the Main Street Fairness Act, have been introduced in the 112th Congress. These measures would allow states that meet certain simplification and other standards to require out-of-state sellers to collect and remit sales taxes on goods purchased by in-state residents. Sellers meeting an as yet undefined small seller exception would be excluded from the requirements of the Act. The adoption of this Act or similar legislation that lacks a robust small business exemption would result in the imposition of sales taxes and additional costs associated with complex sales tax collection, remittance and audit compliance requirements on our sellers. This would make selling on our websites less attractive for small retailers, and would harm our business.
From time to time, some taxing authorities have notified us that they believe we owe them certain taxes. In May 2008, the City of Chicago notified both eBay and StubHub that they are liable for a city amusement tax on tickets to events in Chicago, irrespective of the location of the buyer or seller, and filed suit to enforce collection of taxes it claims are due. In March 2009, the court ruled that StubHub is not required to collect and remit the city amusement tax. The City of Chicago requested reconsideration of this ruling and StubHub sought clarification of the ruling relative to the remaining counts as well. In August 2009, the court entered a final order dismissing the case against StubHub. In December 2009, the court also dismissed the case against eBay. The City of Chicago appealed both matters to the Seventh Circuit Court of Appeals. The Seventh Circuit recently issued an opinion in the StubHub matter rejecting the federal arguments advanced by StubHub and certifying the state law arguments to the Illinois State Supreme Court. In October 2011, the Illinois Supreme Court ruled that state municipalities may not require electronic intermediaries such as StubHub to collect and remit amusement taxes on resold tickets, and the cases will now go back before the Seventh Circuit for final disposition. The application of similar existing or future laws could adversely affect our business.
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
One or more other jurisdictions may also seek to impose tax collection or reporting obligations based on the location of the product or service being sold or provided in an ecommerce transaction, regardless of where the respective users are located. Imposition of a discriminatory record keeping or tax collecting requirement could decrease seller activity on our sites and would harm our business. Foreign authorities may also require eBay to help ensure compliance by our users with local laws regulating professional sellers, including tax requirements. In addition, we have periodically received requests from tax authorities in many jurisdictions for information regarding the transactions of large classes of sellers on our sites, and in some cases we have been legally obligated to provide this data. The imposition of any requirements on us to disclose transaction records for all or a class of sellers to tax or other regulatory authorities or to file tax forms on behalf of any sellers, especially requirements that are imposed on us but not on alternative means of ecommerce, and any use of those records to investigate, collect taxes from, or prosecute sellers, could decrease seller activity on our sites and harm our business.
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
Our tickets business is subject to seasonal fluctuations and the general economic and business conditions that impact the sporting events and live entertainment industries. The recent economic downturn has resulted in a decrease in ticket prices sold on our sites and has negatively impacted revenue and profits. In addition, a work stoppage, strike or lockout by a professional sports league (for example, the current lockout by the National Basketball Association) that results in the cancellation of all or a portion of the games in a league's season, which would harm our tickets business. In addition, a portion of the tickets inventory sold by sellers on StubHub is held by StubHub in digital form. Systems failures or other disruptions that result in the loss of such tickets inventory could materially harm our tickets business.
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
A number of parties provide services to us or to our users that benefit us. Such services include seller tools that automate and manage listings, merchant tools that manage listings and interface with inventory management software, storefronts that help our users list items, caching services that make our sites load faster, and shipping providers that deliver goods sold on our platform, among others. In some cases we have contractual agreements with these companies that give us a direct financial interest in their success, while in other cases we have none. PayPal is dependent on the processing companies and banks that link PayPal to the payment card and bank clearing networks. Similarly, Bill Me Later relies on an unaffiliated lender in providing the Bill Me Later service and also relies heavily on third parties to operate its services, including merchant processors and payment gateways to process transactions. Financial or regulatory issues, labor issues (e.g., strikes or work stoppages) or other problems that prevent these companies from providing services to us or our users could reduce the number of listings on our websites or make completing transactions or payments on our websites more difficult, thereby harming our business. In addition, price increases by, or service disruptions at, companies that provide services to our users (such as postal and delivery services) could also reduce the number of listings on our websites or make it more difficult for our users to complete transactions, thereby harming our business. The U.S. Postal Service has announced that it is considering closing thousands of local post offices and ending Saturday mail delivery. Any such large-scale closures could adversely affect our sellers, who ship products using the U.S. Postal Service or require them to utilize alternatives which may be more expensive, which could in turn decrease the velocity of trade on our site, thereby harming our business. In addition, any security breach at a company providing services to our users could also adversely affect our customers and harm our business.
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
We also compete with many local, regional, and national specialty retailers and exchanges in each of the major categories of products offered on our site. For example, category-specific competitors to offerings in our “Jewelry, Gemstones” category include, among others, Avon, bidz.com, Blue Nile, Claire's, Fingerhut, ICE Accessories, Jared, Jostens, JTV, Kay Jewelers, Kohl's, Overstock.com, Ross-Simons, Tiffany & Co., Zales and a variety of online and offline independent jewelry and gemstone retailers.
Our international Marketplaces websites compete with similar online and offline channels in each of their vertical categories in most countries. In addition, they compete with general online ecommerce sites, such as: Amazon, Quelle and Otto in Germany; Leboncoin.fr and PriceMinister (owned by Rakuten) in France; Taobao in China; Tradus (owned by Naspers) in Poland; Yahoo-Kimo in Taiwan; Lotte, Naver and 11th Street in South Korea; Trading Post, OZtion and Aussie Bidder in Australia; and Amazon and Play.com (which has agreed to be acquired by Rakuten) in the United Kingdom and other countries. In some of these countries, there are online sites that have much larger customer bases and greater brand recognition than we do, and in certain of these jurisdictions there are competitors that may have a better understanding of local culture and commerce than we do. As our businesses in less-developed countries grow, we increasingly may compete with domestic competitors which have advantages we do not possess, such as a greater ability to operate under local regulatory authorities.
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

•
processors that provide online merchants the ability to offer their customers the option of paying for purchases from their bank account or paying on credit, including the newly-announced ClearXchange joint venture among Wells Fargo, Bank of America and JP Morgan Chase, Acculynk, Moneta, eBillMe, and TeleCheck, a subsidiary of First Data, and Sofortuberweisung in Germany;

•
providers of “digital wallet” services that offer customers the ability to pay online or on mobile devices through a variety of payment methods, including a new service announced by Visa, American Express's newly-launched Serve, and Google Wallet;

•	providers of traditional payment methods, particularly credit cards, checks, money orders, and Automated Clearing House transactions;

•	issuers of stored value targeted at online payments, including VisaBuxx, NetSpend, Green Dot, PayNearMe and UKash;

•	mobile payments, including Obopay, Amazon Payments, ISIS, Buyster, Mpass, O2 Money, Crandy, Payfone, LUUP and Payforit;

•	Amazon Payments, which offers online merchants the ability to accept credit card- and bank-funded payments from Amazon's base of online customers on the merchant's own website;

•	Google Checkout, which enables the online payment of merchants using credit cards;

•	AliPay, which operates primarily in China but has announced plans to expand internationally;

•	Other providers of online account-based payments, such as Skrill and ClickandBuy (primarily in the EU), Paymate and Visa PayClick in Australia,

•	payment services targeting users of social networks and online gaming, including Facebook and Hi5 credits, PlaySpan (which Visa has acquired) and Boku;

•
payment services enabling banks to offer their online banking customers the ability to send and receive payments through their bank account, including ZashPay from Fiserv and Popmoney from CashEdge, both of which have announced collaboration agreements with Visa (Fiserv recently acquired CashEdge); and

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
We believe that we compete with ecommerce services competitors primarily on the basis of the following:

•offering the choice of a complete integrated solution or a component-based solution;
•promoting the client's brand and business, rather than our own;
•providing scale and operating leverage with an enterprise focus;
•establishing a commitment to invest in and enhance our platform; and
•aligning our financial interests with those of our clients.

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
In several jurisdictions, we have taken actions designed to improve the security of transactions and the quality of the user experience on our websites. Beginning in June 2008, we have required users in the U.K. to offer PayPal as a payment alternative on most transactions on our localized U.K. website, and since October 2008, we have required sellers on eBay.com to accept one or more accepted payment methods (currently PayPal, credit or debit cards processed through Internet merchant accounts, ProPay, Moneybookers and Paymate) and no longer allow any forms of paper payment, including checks and money orders, to be listed by sellers in the U.S. for most categories of items. While these initiatives are intended to improve and make safer our users' buying experience and/or increase activity on our sites, certain users may be negatively affected by or react negatively to these changes, and may allege that we have (and are abusing) market power. We currently face inquiries from government regulators in various jurisdictions related to such actions. For example, in 2008, both the Australian Competition and Consumer Commission and the Reserve Bank of Australia reviewed our policies requiring sellers to offer PayPal as a payment alternative on most transactions on our localized Australian website and precluding sellers from imposing a surcharge or any other fee for accepting PayPal or other payment methods. We may face similar inquiries from other government regulators in the future. Negative reactions to these changes by our users or government authorities could, among other things, force us to change our operating practices in ways that could harm our business, operating results and profitability.
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
In 2009, we launched the PayPal Developer Platform to enable third party developers to access a wide variety of PayPal product and programming code specifications and to connect to select PayPal payment application programming interfaces (APIs). We also began providing a software tool kit for building mobile payments applications, and enabling third party developers to access certain APIs with respect to our Marketplaces platforms. In June 2011, we launched X.commerce, our integrated open commerce platform initiative, which includes our eBay Developer Program and PayPal Developer Network. Magento, which provides open source ecommerce platforms and which we acquired in August 2011, is now part of X.commerce. There can be no assurance that third-party developers will develop and maintain applications and services on our open commerce platforms on a timely basis or at all, and a number of factors could cause such third-party developers to curtail or stop development for our platforms. In addition, our business is subject to many regulatory restrictions, which may be contravened by such third party applications. If this were to occur, we would be liable for the regulatory failure and our business could be adversely affected.
There are risks associated with our indebtedness.
At September 30, 2011, we had $2.5 billion in unsecured indebtedness outstanding, as well as $0.8 billion of available borrowing capacity under our existing unsecured revolving credit facility. We may incur additional indebtedness in the future, including under our revolving credit facility or through public or private offerings of debt securities. Our outstanding indebtedness and any additional indebtedness we incur may have important consequences, including, without limitation, the following:

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchase activity during the three months ended September 30, 2011 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet be Purchased Under the Programs (1)
July 1, 2011 - July 31, 2011	—	$—	—	$1,162,948,063
August 1, 2011 - August 31, 2011	1,000,000	$32.73	1,000,000	$1,130,215,863
September 1, 2011 - September 30, 2011	—	$—	—	$1,130,215,863
	1,000,000		1,000,000

(1)
In September 2010, our Board authorized a stock repurchase program that provides for the repurchase of up to $2.0 billion of our common stock, with no expiration from the date of authorization, for the purpose of offsetting the impact of dilution from our equity compensation programs. During the nine months ended September 30, 2011, we repurchased approximately $813.5 million of our common stock under this stock repurchase program at an average price of $31.78 per share. As of September 30, 2011, approximately $1.1 billion remained available for further purchases of our common stock under this stock repurchase program.

Item 3:	Defaults Upon Senior Securities

Not applicable.

Item 5:	Other Information

Not applicable.

Item 6:	Exhibits

Exhibit 10.01+^	Offer Letter dated August 30, 2011 and executed on September 2, 2011 between Devin Wenig and Registrant.
Exhibit 12.01	Statement regarding computation of ratio of earnings to fixed charges.
Exhibit 31.01	Certification of Registrant's Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.02	Certification of Registrant's Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.01	Certification of Registrant's Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.02	Certification of Registrant's Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+ Indicates a management contract or compensatory plan or arrangement.

^	Filed as Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2011, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eBay Inc.
Principal Executive Officer:

		By:	/s/ John Donahoe
John Donahoe
President and Chief Executive Officer
Date:	October 20, 2011
Principal Financial Officer:

		By:	/s/ Robert H. Swan
Robert H. Swan
Senior Vice President and Chief Financial Officer
Date:	October 20, 2011
Principal Accounting Officer:

		By:	/s/ Phillip P. DePaul
Phillip P. DePaul
Vice President, Chief Accounting Officer
Date:	October 20, 2011

INDEX TO EXHIBITS

Exhibit 10.01+^	Offer Letter dated August 30, 2011 and executed on September 2, 2011 between Devin Wenig and Registrant.
Exhibit 12.01	Statement regarding computation of ratio of earnings to fixed charges.
Exhibit 31.01	Certification of Registrant's Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.02	Certification of Registrant's Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.01	Certification of Registrant's Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.02	Certification of Registrant's Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+ Indicates a management contract or compensatory plan or arrangement.

^	Filed as Exhibit 10.01 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2011, and incorporated herein by reference.