Form 10-Q
period 2012-03-31
EBAY INC
filed 2012-04-20
CIK 1065088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 16, 2012, there were 1,291,228,450 shares of the registrant's common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements
eBay Inc.
CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2012	December 31, 2011
	(In millions, except par value amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,164	$4,691
Short-term investments	1,707	1,238
Accounts receivable, net	633	682
Loans and interest receivable, net	1,517	1,501
Funds receivable and customer accounts	4,340	3,968
Other current assets	728	581
Total current assets	13,089	12,661
Long-term investments	2,861	2,453
Property and equipment, net	2,109	1,986
Goodwill	8,440	8,365
Intangible assets, net	1,316	1,406
Other assets	392	449
Total assets	$28,207	$27,320
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$564	$565
Accounts payable	325	282
Funds payable and amounts due to customers	4,340	3,968
Accrued expenses and other current liabilities	1,530	1,511
Deferred revenue	135	110
Income taxes payable	71	298
Total current liabilities	6,965	6,734
Deferred and other tax liabilities, net	946	1,073
Long-term debt	1,521	1,525
Other liabilities	66	58
Total liabilities	9,498	9,390
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock, $0.001 par value; 3,580 shares authorized; 1,291 and 1,286 shares outstanding	2	2
Additional paid-in capital	11,279	11,145
Treasury stock at cost, 256 and 249 shares	(7,395)	(7,155)
Retained earnings	13,959	13,389
Accumulated other comprehensive income	864	549
Total stockholders' equity	18,709	17,930
Total liabilities and stockholders' equity	$28,207	$27,320

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended March 31,
	2012	2011
	(In millions, except per share amounts)
	(Unaudited)
Net revenues	$3,277	$2,546
Cost of net revenues	983	729
Gross profit	2,294	1,817
Operating expenses:
Sales and marketing	677	533
Product development	374	275
General and administrative	372	293
Provision for transaction and loan losses	134	107
Amortization of acquired intangible assets	84	44
Total operating expenses	1,641	1,252
Income from operations	653	565
Interest and other, net	31	3
Income before income taxes	684	568
Provision for income taxes	(114)	(92)
Net income	$570	$476
Net income per share:
Basic	$0.44	$0.37
Diluted	$0.44	$0.36
Weighted average shares:
Basic	1,288	1,297
Diluted	1,308	1,320

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2012	2011
	(In millions)
	(Unaudited)
Net income	$570	$476
Other comprehensive income (loss), before tax and net of reclassification adjustments:
Foreign currency translation	217	354
Unrealized gains (losses) on investments, net	217	122
Unrealized gains (losses) on hedging activities, net	(59)	(44)
Other comprehensive income (loss), before tax	375	432
Tax benefit (provision) related to items of other comprehensive income	(60)	(45)
Other comprehensive income (loss), net tax	315	387
Comprehensive income	$885	$863

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2012	2011
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income	$570	$476
Adjustments:
Provision for transaction and loan losses	134	107
Depreciation and amortization	281	193
Stock-based compensation	111	119
Changes in assets and liabilities, net of acquisition effects	(565)	(195)
Net cash provided by operating activities	531	700
Cash flows from investing activities:
Purchases of property and equipment, net	(242)	(149)
Changes in principal loans receivable, net	(35)	(3)
Purchases of investments	(1,016)	(485)
Maturities and sales of investments	408	230
Acquisitions, net of cash acquired	(3)	(191)
Other	(5)	1
Net cash used in investing activities	(893)	(597)
Cash flows from financing activities:
Proceeds from issuance of common stock	85	73
Repurchases of common stock	(240)	(357)
Excess tax benefits from stock-based compensation	54	54
Tax withholdings related to net share settlements of restricted stock awards and units	(118)	(109)
Funds receivable and customer accounts	(373)	(195)
Funds payable and amounts due to customers	373	195
Net cash (used in) provided by financing activities	(219)	(339)
Effect of exchange rate changes on cash and cash equivalents	54	123
Net (decrease) increase in cash and cash equivalents	(527)	(113)
Cash and cash equivalents at beginning of period	4,691	5,577
Cash and cash equivalents at end of period	$4,164	$5,464
Supplemental cash flow disclosures:
Cash paid for income taxes	$432	$24

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

We have three reportable business segments: Marketplaces, Payments and GSI. Our Marketplaces segment includes our eBay.com platform and its localized counterparts and our other online platforms, such as our online classifieds businesses and StubHub. Our Payments segment is comprised of PayPal, Bill Me Later and Zong. Our GSI segment consists of GSI Commerce, Inc. ("GSI"), and was added upon the completion of our acquisition of GSI on June 17, 2011. The results of our new GSI segment have been included in our consolidated results of operations from the acquisition date.
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

Use of estimates

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to provisions for transaction and loan losses, legal contingencies, income taxes, revenue recognition, stock-based compensation and the recoverability of goodwill and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.
Principles of consolidation and basis of presentation

The accompanying condensed financial statements are consolidated and include the financial statements of eBay Inc., our wholly and majority-owned subsidiaries and variable interest entities ("VIE") if we were the primary beneficiary. Ownership interests of minority interests are recorded as a noncontrolling interest. All significant intercompany balances and transactions have been eliminated in consolidation. A qualitative approach is applied to assess the consolidation requirement for VIEs. Investments in entities where we hold at least a 20% ownership interest and have the ability to exercise significant influence, but not control, over the investee are accounted for using the equity method of accounting. For such investments, our share of the investees' results of operations is included in interest and other, net and our investment balance is included in long-term investments. Investments in entities where we hold less than a 20% ownership interest are generally accounted for using the cost method of accounting, and our share of the investees' results of operations is included in our consolidated statement of income to the extent dividends are received.

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

	Three Months Ended March 31,
	2012	2011
	(in millions, except per share amounts)
Numerator:
Net income	$570	$476
Denominator:
Weighted average common shares - basic	1,288	1,297
Dilutive effect of equity incentive plans	20	23
Weighted average common shares - diluted	1,308	1,320
Net income per share:
Basic	$0.44	$0.37
Diluted	$0.44	$0.36
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	14	18

Note 3 - Business Combinations and Divestitures:
During the three months ended March 31, 2012, we completed one acquisition, which is included in our Marketplaces segment. The acquisition was not significant.
In February 2012, we reached a definitive agreement to acquire WHI Solutions, which provides software and digital catalog solutions for auto parts distributors and retailers. The acquisition was completed on April 3, 2012 and will be reflected in our second quarter financial statements.
In March 2012, we entered into an agreement to sell Rent.com, which is subject to customary closing conditions and regulatory approvals. We expect the sale to close in the second quarter of 2012. The results from Rent.com are not material to any period presented.
GSI
We acquired GSI on June 17, 2011. In conjunction with the acquisition of GSI, we immediately divested 100 percent of GSI's licensed sports merchandise business and 70 percent of GSI's ShopRunner and RuLaLa businesses (together, the "divested businesses").
Pro forma financial information
The unaudited pro forma financial information in the table below summarizes the combined results of our operations and those of GSI for the period shown as though the acquisition of GSI and the sale of the divested businesses had occurred as of the beginning of fiscal year 2011. The pro forma financial information for the period presented includes the business combination accounting effects of the acquisition, including amortization charges from acquired intangible assets. The pro forma financial information as presented below is for informational purposes only, is subject to a number of estimates, assumptions and other uncertainties, and is not indicative of the results of operations that would have been achieved if the acquisition and divestiture had taken place at January 1, 2011. The unaudited pro forma financial information is as follows (in millions, except per share amounts):

Three Months Ended March 31,
2011
Total revenues	$2,753
Net income	446
Basic earnings per share	0.34
Diluted earnings per share	$0.34

Note 4 — Goodwill and Intangible Assets

Goodwill

The following table presents goodwill balances and adjustments to those balances for each of our reportable segments during the three months ended March 31, 2012:

	December 31, 2011	Goodwill Acquired	Adjustments	March 31, 2012
	(In millions)
Reportable segments:
Marketplaces	$4,537	$1	$73	$4,611
Payments	2,515	—	1	2,516
GSI	1,293	—	(1)	1,292
Corporate and other	47	—	1	48
	$8,392	$1	$74	$8,467

Investments accounted for under the equity method of accounting are classified on our balance sheet as long-term investments. Such investment balances include any related goodwill. As of March 31, 2012 and December 31, 2011, the

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

goodwill related to our equity method investments included above was approximately $27 million.

The adjustments to goodwill during the three months ended March 31, 2012 were due primarily to foreign currency translation.

Intangible Assets

The components of identifiable intangible assets are as follows:

	March 31, 2012				December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
	(In millions, except years)
Intangible assets:
Customer lists and user base	$1,640	$(849)	$791	5	$1,633	$(787)	$846	5
Trademarks and trade names	742	(500)	242	5	730	(469)	261	5
Developed technologies	502	(271)	231	4	498	(249)	249	3
All other	188	(136)	52	4	182	(132)	50	4
	$3,072	$(1,756)	$1,316		$3,043	$(1,637)	$1,406

Amortization expense for intangible assets was $105 million and $57 million for the three months ended March 31, 2012 and 2011, respectively.

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

The corporate and other category includes income, expenses, and charges such as:

•	results of operations of our X.commerce initiative, which supports our businesses;

•	corporate management costs, such as human resources, finance and legal, not allocated to our segments;

•	amortization of intangible assets;

•	restructuring charges; and

•	stock based compensation expense.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following tables summarize the financial performance of our reporting segments and reconciliation to consolidated operating results for the periods reflected below (data for the three months ended March 31, 2011 does not include GSI, which we acquired in June 2011):

	Three Months Ended March 31,
	2012	2011
	(In millions)
Net Revenue
Marketplaces
Net transaction revenues	$1,425	$1,285
Marketing services and other revenues	303	268
	1,728	1,553
Payments
Net transaction revenues	1,216	943
Marketing services and other revenues	93	50
	1,309	993
GSI
Net transaction revenues	182	—
Marketing services and other revenues	55	—
	237	—
Corporate and other
Marketing services and other revenues	6	—

Elimination of inter-segment net revenue (1)	(3)	—
Total consolidated net revenue	$3,277	$2,546

Operating income (loss)
Marketplaces	$669	$629
Payments	345	221
GSI	23	—
Corporate and other	(384)	(285)
Total operating income (loss)	$653	$565

(1) Represents revenue generated between our reportable segments.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 6 — Fair Value Measurement of Assets and Liabilities

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011:

Description	Balance as of March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents	$4,164	$4,164	$—
Short-term investments:
Restricted cash	17	17	—
Corporate debt securities	790	—	790
Government and agency securities	13	—	13
Time deposits	92	—	92
Equity instruments	795	795	—
Total short-term investments	1,707	812	895
Derivatives	58	—	58
Long-term investments:
Corporate debt securities	2,616	—	2,616
Government and agency securities	57	—	57
Total long-term investments	2,673	—	2,673
Total financial assets	$8,602	$4,976	$3,626

Liabilities:
Derivatives	$35	$—	$35

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents	$4,691	$4,691	$—
Short-term investments:
Restricted cash	20	20	—
Corporate debt securities	448	—	448
Government and agency securities	42	—	42
Time deposits	82	—	82
Equity instruments	646	646	—
Total short-term investments	1,238	666	572
Derivatives	112	—	112
Long-term investments:
Restricted cash	1	1	—
Corporate debt securities	2,186	—	2,186
Government and agency securities	71	—	71
Total long-term investments	2,258	1	2,257
Total financial assets	$8,299	$5,358	$2,941

Liabilities:
Derivatives	$60	$—	$60

Our financial assets and liabilities are valued using market prices on both active markets (level 1) and less active markets (level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments or identical instruments in less active markets. The majority of our derivative instruments are valued using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as equity prices, interest rate yield curves, option volatility and currency rates. Our derivative instruments are short-term in nature, primarily one month to one year in duration. Cash and cash equivalents are short-term, highly liquid investments with original or remaining maturities of three months or less when purchased and are comprised primarily of bank deposits and money market funds.

In addition to the long-term investments noted above, we had approximately $183 million and $190 million of cost and equity method investments included in long-term investments on our condensed consolidated balance sheet at March 31, 2012 and December 31, 2011, respectively. At March 31, 2012 and December 31, 2011, we also held $5 million of time deposits classified as held to maturity, which are recorded at amortized cost.

In Europe, we have two cash pooling arrangements with a financial institution for cash management purposes. These arrangements allow for cash withdrawals from this financial institution based upon our aggregate operating cash balances held in Europe within the same financial institution (“Aggregate Cash Deposits”). These arrangements also allow us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income. As of March 31, 2012, we had a total of $5 billion in cash withdrawals offsetting our $5 billion in Aggregate Cash Deposits held within the same financial institution under these cash pooling arrangements.

Other financial instruments, including accounts receivable, loans and interest receivable, funds receivable, customer accounts, commercial paper, accounts payable, funds payable and amounts due to customers, are carried at cost, which generally approximates their fair value because of the short-term nature of these instruments.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 7 — Derivative Instruments

Fair Value of Derivative Contracts

The fair value of our outstanding derivative instruments as of March 31, 2012 and December 31, 2011 was as follows:

	Derivative Assets Reported in Other Current Assets		Derivative Liabilities Reported in Other Current Liabilities
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$29	$75	$16	$3
Foreign exchange contracts not designated as hedging instruments	17	29	19	57
Other contracts not designated as hedging instruments	12	8	—	—
Total fair value of derivative instruments	$58	$112	$35	$60

Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following table summarizes the activity of derivative contracts that qualify for hedge accounting as of March 31, 2012 and December 31, 2011, and the impact of designated derivative contracts on accumulated other comprehensive income for the three months ended March 31, 2012:

	December 31, 2011	Amount of gain (loss) recognized in other comprehensive income (effective portion)	Amount of gain (loss) reclassified from accumulated other comprehensive income to net revenue and operating expense (effective portion)	March 31, 2012
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$72	$(36)	$23	$13

The following table summarizes the activity of derivative contracts that qualify for hedge accounting as of March 31, 2011 and December 31, 2010, and the impact of designated derivative contracts on accumulated other comprehensive income for the three months ended March 31, 2011:

	December 31, 2010	Amount of gain (loss) recognized in other comprehensive income (effective portion)	Amount of gain (loss) reclassified from accumulated other comprehensive income to net revenue and operating expense (effective portion)	March 31, 2011
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$14	$(43)	$1	$(30)

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Effect of Derivative Contracts on Condensed Consolidated Statement of Income

The following table provides the location in our financial statements of the recognized gains or losses related to our derivative instruments:

	Three Months Ended March 31,
	2012	2011
	(In millions)
Foreign exchange contracts designated as cash flow hedges recognized in net revenues	$12	$(6)
Foreign exchange contracts designated as cash flow hedges recognized in operating expenses	5	—
Foreign exchange contracts not designated as hedging instruments recognized in interest and other, net	3	(7)
Other contracts not designated as hedging instruments recognized in interest and other, net	4	—
Total gain (loss) recognized from derivative contracts in the condensed consolidated statement of income	$24	$(13)

Note 8 - Debt:
The following table summarizes the carrying value of our outstanding debt:

	Coupon	Carrying Value as of	Effective	Carrying Value as of	Effective
	Rate	March 31, 2012	Interest Rate	December 31, 2011	Interest Rate
	(In millions, except percentages)
Long-Term Debt
Senior notes due 2013	0.875%	$400	0.946%	$400	0.946%
Senior notes due 2015	1.625%	598	1.703%	598	1.703%
Senior notes due 2020	3.250%	497	3.319%	497	3.319%
Total senior notes		1,495		1,495
Note payable		14		15
Capital lease obligations		12		15
Total long-term debt		$1,521		$1,525

Short-Term Debt
Commercial paper		$550		$550
Note payable		2		2
Capital lease obligations		12		13
Total short-term debt		564		565
Total Debt		$2,085		$2,090
Senior Notes
The effective rates for the fixed-rate debt include the interest on the notes and the accretion of the discount. Interest on these notes is payable semiannually on April 15 and October 15. Interest expense associated with these notes including amortization of debt issuance costs during the three months ended March 31, 2012 was approximately $8 million. At March 31, 2012, the estimated fair value of all these senior notes included in long-term debt was approximately $1.5 billion based on market prices on less active markets (Level 2).

The indenture pursuant to which the senior notes were issued includes customary covenants that, among other things, limit our ability to incur, assume or guarantee debt secured by liens on specified assets or enter into sale and lease-back transactions with respect to specified properties, and also includes customary events of default.

Notes Payable
Notes payable consists primarily of a note that bears interest at 6.3% per annum and has a maturity date of December 2015.
Capital Lease Obligations
We acquired certain warehouse equipment and computer hardware and software under capital leases as part of our acquisition of GSI. The capital leases have maturity dates ranging from July 2012 to February 2016 and bear interest at rates ranging from 3% to 9% per annum. The present value of future minimum capital lease payments as of March 31, 2012 was as follows (in millions):

Gross capital lease obligations	$25
Imputed interest	(1)
Total present value of future minimum capital lease payments	$24
Commercial Paper
We have a $2 billion commercial paper program pursuant to which we may issue commercial paper notes with maturities of up to 397 days from the date of issue. As of March 31, 2012, $550 million aggregate principal amount of commercial paper notes were outstanding, with a weighted average interest rate of 0.16%, and a weighted average remaining term of 56 days.
Credit Agreement
As of March 31, 2012, no borrowings or letters of credit were outstanding under our $3 billion credit agreement. As described above, we have a $2 billion commercial paper program and maintain $2 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due. As a result, at March 31, 2012, $1 billion of borrowing capacity was available for other purposes permitted by the credit agreement.
As of March 31, 2012, we were in compliance with all covenants in our outstanding debt instruments.

Note 9 — Commitments and Contingencies

Commitments

 As of March 31, 2012, approximately $10 billion of unused credit was available to Bill Me Later accountholders. The individual lines of credit that make up this unused credit are subject to periodic review and termination by the chartered financial institution that is the issuer of Bill Me Later credit products based on, among other things, account usage and customer creditworthiness. Currently, when a consumer makes a purchase using a Bill Me Later credit product, the chartered financial institution extends credit to the consumer, funds the extension of credit at the point of sale and advances funds to the merchant. We subsequently purchase the receivables related to the consumer loans extended by the chartered financial institution and, as a result of the purchase, bear the risk of loss in the event of loan defaults. Although the chartered financial institution continues to own each customer account, we own the related receivable, and Bill Me Later is responsible for all servicing functions related to the account.

Litigation and Other Legal Matters

Overview

We are involved in legal proceedings on an ongoing basis. If we believe that a loss arising from such matters is probable and can be reasonably estimated, we accrue the estimated liability in our financial statements. If only a range of estimated losses can be determined, we accrue an amount within the range that, in our judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we accrue the low end of the range. Amounts accrued for legal proceedings for which we believe a loss is probable were not material for the three months ended March 31, 2012. Except as otherwise noted, we have concluded that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our accruals are also not material. For those proceedings in which an unfavorable outcome is reasonably possible but not

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

probable, we have disclosed an estimate of the reasonably possible loss or range of losses or we have concluded that an estimate of the reasonably possible loss or range of losses arising directly from the proceeding (i.e., monetary damages or amounts paid in judgment or settlement) are not material. If we cannot estimate the probable or reasonably possible loss or range of losses arising from a legal proceeding, we have disclosed that fact.

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
Specific Matters

In August 2006, Louis Vuitton Malletier and Christian Dior Couture filed two lawsuits in the Paris Court of Commerce against eBay Inc. and eBay International AG. Among other things, the complaint alleged that we violated French tort law by negligently broadcasting listings posted by third parties offering counterfeit items bearing plaintiffs' trademarks and by purchasing certain advertising keywords. Around September 2006, Parfums Christian Dior, Kenzo Parfums, Parfums Givenchy, and Guerlain Société also filed a lawsuit in the Paris Court of Commerce against eBay Inc. and eBay International AG. The complaint alleged that we had interfered with the selective distribution network the plaintiffs established in France and the European Union by allowing third parties to post listings offering genuine perfumes and cosmetics for sale on our websites. In June 2008, the Paris Court of Commerce ruled that eBay and eBay International AG were liable for failing to prevent the sale of counterfeit items on its websites that traded on plaintiffs' brand names and for interfering with the plaintiffs' selective distribution network. The court awarded plaintiffs approximately EUR 38.6 million in damages and issued an injunction (enforceable by daily fines of up to EUR 100,000) prohibiting all sales of perfumes and cosmetics bearing the Dior, Guerlain, Givenchy and Kenzo brands over all worldwide eBay sites to the extent that they are accessible from France. We appealed this decision, and in September 2010, the Paris Court of Appeal reduced the damages award to EUR 5.7 million and modified the injunction. We have further appealed this decision to the French Supreme Court and a decision is expected in May 2012. In 2009, plaintiffs filed an action regarding our compliance with the original injunction, and in November 2009, the court awarded the plaintiffs EUR 1.7 million (the equivalent of EUR 2,500 per day) and indicated that as a large Internet company we should do a better job of enforcing the injunction. Parfums Christian Dior has filed another motion relating to our compliance with the injunction. We have taken measures to comply with the injunction and have appealed these rulings, noting, among other things, the modification of the initial injunction. However, these and similar suits may force us to modify our business practices, which could lower our revenue, increase our costs, or make our websites less convenient to our customers. Any such results could materially harm our business. Other brand owners have also filed suit against us or have threatened to do so in numerous different jurisdictions, seeking to hold us liable for, among other things, alleged counterfeit items listed on our websites by third parties, “tester” and other not for resale consumer products listed on our websites by third parties, alleged misuse of trademarks in listings, alleged violations of selective distribution channel laws, alleged violations of parallel import laws, alleged non-compliance with consumer protection laws and in connection with paid search advertisements. We have prevailed in some of these suits, lost in others, and many are in various stages of appeal. We continue to believe that we have meritorious defenses to these suits and intend to defend ourselves vigorously.
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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

eBay's Korean subsidiary, IAC (which has merged into Gmarket and is now named eBay Korea), has notified its approximately 20 million users of a January 2008 data breach involving personally identifiable information including name, address, resident registration number and some transaction and refund data (but not including credit card information or real time banking information). Approximately 149,000 users have sued IAC over this breach in several lawsuits in Korean courts and more may do so in the future. Trial for a group of four representative suits began in August 2009 in the Seoul District Court, and trial for a group of 23 other suits began in September 2009 in the Seoul District Court. There is some precedent in Korea for a court to grant “consolation money” for data breaches without a specific finding of harm from the breach. Such precedents have involved payments of up to approximately $200 per user. In January 2010, the Seoul District Court ruled that IAC had met its obligations with respect to defending the site from intrusion and, accordingly, had no liability for the breach. This ruling has been appealed by approximately 34,000 plaintiffs to the Seoul High Court, where it is currently being heard de novo. A decision is expected in the second half of 2012 or in early 2013.

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
 Indemnification Provisions
In the ordinary course of business, we have included limited indemnification provisions in certain of our agreements with parties with which we have commercial relations, including our standard marketing, promotions and application-programming-interface license agreements. Under these contracts, we generally indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with claims by a third party with respect to our domain names, trademarks, logos and other branding elements to the extent that such

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

marks are applicable to our performance under the subject agreement. GSI has provided in many of its major online commerce agreements an indemnity for other types of third-party claims, which are indemnities mainly related to various intellectual property rights, and we have provided similar indemnities in a limited number of agreements for our other businesses. In our PayPal business, we have provided an indemnity to our payment processors in the event of certain third-party claims or card association fines against the processor arising out of conduct by PayPal or PayPal customers. In connection with the sale of Skype Technologies, S.A. ("Skype") in November 2009, we made certain customary warranties to the buyer in the purchase agreement. Our liability to the buyer for inaccuracies in these warranties is generally subject to certain limitations. With respect to certain specified litigation matters involving Skype that were pending as of the closing of the transaction, we also agreed, among other things, to bear 50% of the cost of any monetary judgment that is rendered in respect of those matters. It is not possible to determine the maximum potential loss under these indemnification provisions due to our limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, losses recorded in our statement of income in connection with our indemnification provisions have not been significant, either individually or collectively.

Off-Balance Sheet Arrangements

Based on differences in regulatory requirements and commercial law in the jurisdictions where PayPal operates, PayPal holds customer balances either as direct claims against PayPal or as an agent or custodian on behalf of PayPal's customers. Customer funds held by PayPal as an agent or custodian on behalf of our customers are not reflected in our condensed consolidated balance sheet. These off-balance sheet funds totaled approximately $3 billion as of March 31, 2012 and December 31, 2011. These funds include funds held on behalf of U.S. customers that are deposited in bank accounts insured by the Federal Deposit Insurance Corporation (subject to applicable limits).

Note 10 — Stock Repurchase Programs

In September 2010, our Board authorized a stock repurchase program that provides for the repurchase of up to $2 billion of our common stock, with no expiration from the date of authorization, for the purpose of offsetting the impact of dilution from our equity compensation programs. The stock repurchase activity under this stock repurchase program during the first three months of 2012 is summarized as follows:

	Shares Repurchased	Average Price per Share	Value of Shares Repurchased	Remaining Amount Authorized
	(In millions, except per share amounts)
Balance at January 1, 2012	35	$31.55	$1,119	$881
Repurchase of common stock	7	34.27	240	(240)
Balance at March 31, 2012	42	$32.00	$1,359	$641

These repurchased shares were recorded as treasury stock and were accounted for under the cost method. No repurchased shares have been retired.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 11 — Stock-Based Plans

Stock Option Activity

The following table summarizes stock option activity for the three-month period ended March 31, 2012:

Options
(In millions)
Outstanding at January 1, 2012	40
Granted and assumed	1
Exercised	(4)
Forfeited/expired/canceled	(1)
Outstanding at March 31, 2012	36

The weighted average exercise price of stock options granted during the period was $33.21 per share and the related weighted average grant date fair value was $10.52 per share.

Restricted Stock Unit Activity

The following table summarizes restricted stock unit ("RSU") activity for the three-month period ended March 31, 2012:

Units
(In millions)
Outstanding at January 1, 2012	40
Awarded and assumed	2
Vested	(11)
Forfeited	(1)
Outstanding at March 31, 2012	30

The weighted average grant date fair value for RSUs awarded during the period was $34.29 per share.

 Stock-based Compensation Expense

The impact on our results of operations of recording stock-based compensation expense for the three months ended March 31, 2012 and 2011 was as follows:

	Three Months Ended March 31,
	2012	2011
	(In millions)
Cost of net revenues	$14	$14
Sales and marketing	30	35
Product development	30	31
General and administrative	37	39
Total stock-based compensation expense	$111	$119
Capitalized in product development	$7	$3

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Valuation Assumptions

We calculated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Risk-free interest rate	0.68%	1.25%
Expected life (in years)	3.7	3.8
Dividend yield	—%	—%
Expected volatility	41%	38%

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

Note 12 — Income Taxes

The following table reflects changes in unrecognized tax benefits for the three-month period ended March 31, 2012:

(In millions)
Gross amounts of unrecognized tax benefits as of January 1, 2012	$286
Increases related to prior period tax positions	—
Decreases related to prior period tax positions	(1)
Increases related to current period tax positions	17
Settlements	—
Gross amounts of unrecognized tax benefits as of March 31, 2012	$302

As of March 31, 2012 and December 31, 2011, our liabilities for unrecognized tax benefits were included in deferred and other tax liabilities, net. The increase in liabilities for unrecognized tax benefits for the first three months of 2012 relates primarily to transfer pricing.

We recognize interest and/or penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties accrued as of March 31, 2012 and December 31, 2011 was approximately $85 million and $83 million, respectively.

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

During the three months ended March 31, 2012, we provided for U.S. income and foreign withholding taxes on approximately 15% of our non-U.S. subsidiaries' undistributed earnings. The remaining portion of our non-U.S. subsidiaries undistributed earnings is intended to be indefinitely reinvested in our international operations; upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes (subject to adjustments for foreign tax credits). It is not practicable to determine the income tax liability that might be incurred if the indefinitely reinvested

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

earnings were to be distributed. On a regular basis, we develop cash forecasts to estimate our cash needs internationally and domestically. We consider projected cash needs for, among other things, investments in our existing businesses, potential acquisitions and capital transactions, including repurchases of our common stock and debt repayments. We estimate the amount of cash available or needed in the jurisdictions where these investments are expected, as well as our ability to generate cash in those jurisdictions and our access to capital markets. Such an analysis enables us to conclude whether or not we will indefinitely reinvest the current period's foreign earnings.

Our effective tax rate differs from the U.S. federal statutory rate due primarily to lower tax rates associated with certain earnings from our operations outside the U.S.

Note 13 - Loans and Interest Receivable, Net
Loans and interest receivable represent purchased consumer receivables arising from loans made by a partner chartered financial institution to individual consumers in the U.S. to purchase goods and services through our Bill Me Later merchant network. During the three months ended March 31, 2012 and 2011, we purchased approximately $650 million and $431 million, respectively, in consumer receivables. Loans and interest receivable are reported at their outstanding principal balances, including unamortized deferred origination costs and net of allowance, and include the estimated collectible interest and fees. We use a consumer's FICO score, among other measures, in evaluating the credit quality of our consumer receivables. A FICO score is a type of credit score that lenders use to assess an applicant's credit risk and whether to extend credit. Individual FICO scores generally are obtained each quarter the consumer has an outstanding loan receivable owned by Bill Me Later. The weighted average consumer FICO score related to our loans and interest receivable balance outstanding at March 31, 2012 was 696. As of March 31, 2012 and December 31, 2011, approximately 59.2% and 59.3%, respectively, of our loans and interest receivable balance was due from consumers with FICO scores greater than 680, which is generally considered "prime" by the consumer credit industry. As of March 31, 2012, approximately 91% of our loans and interest receivable portfolio was current.
The following table summarizes the activity in the allowance for loans and interest receivable:

	Three Months Ended March 31,
	2012	2011
	(In millions)
Balance as of January 1	$59	$42
Charge-offs	(28)	(19)
Recoveries	2	2
Provision	31	16
Balance as of March 31	$64	$41

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions (such as those relating to future business, future results of operations or financial condition, new or planned features or services, or management strategies). You can identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in“Part II — Item 1A: Risk Factors” of this Quarterly Report on Form 10-Q as well as in our condensed consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or the SEC. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

You should read the following Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report.

Overview

eBay is a global commerce platform and payments leader. We enable commerce through eBay, the world's largest online marketplace, which allows users to buy and sell in nearly every country on earth; through PayPal, which enables individuals and businesses to securely, easily and quickly send and receive online payments; and through GSI, which facilitates ecommerce, multichannel retailing and interactive marketing for global enterprises. X.commerce brings together the technology assets and developer communities of eBay, PayPal and Magento, an ecommerce storefront platform, to support our mission of enabling commerce. We also reach millions of people through specialized marketplaces such as StubHub, the world's largest ticket marketplace, and eBay classifieds sites, which together have a presence in more than 1,000 cities around the world.

We have three reportable business segments: Marketplaces, Payments and GSI. Our Marketplaces segment includes our eBay.com platform and its localized counterparts and our other online trading platforms, such as our online classifieds sites and StubHub. Our Payments segment is comprised of PayPal, Bill Me Later and Zong. Our GSI segment consists of GSI Commerce, Inc. ("GSI"), and was added upon the completion of our acquisition of GSI on June 17, 2011. The results of our GSI segment have been included in our consolidated results of operations from the acquisition date.

Net revenues for the three months ended March 31, 2012 increased 29% to $3.3 billion, compared to the same period of the prior year, driven primarily by a 24% increase in PayPal net total payment volume (TPV), a 12% increase in Marketplaces gross merchandise volume (GMV) excluding vehicles and net revenues of $237 million from GSI. For the three months ended March 31, 2012, our operating margin decreased to 20% from 22% in the same period of the prior year, driven primarily by the impact of acquisitions and business mix. For the three months ended March 31, 2012, our diluted earnings per share increased to $0.44, a $0.08 increase compared to the same period of the prior year, driven primarily by solid top-line growth, higher interest and other, net and lower outstanding shares, partially offset by a lower operating margin. For the three months ended March 31, 2012, we generated cash flow from operations of approximately $531 million, compared to $700 million for the same period of the prior year. The decrease in cash flow from operations was due primarily to cash paid for income taxes of $432 million in the three months ended March 31, 2012, associated primarily with the gain on the sale of our remaining equity interest in Skype in October 2011, compared to $24 million in the same period of the prior year.

Our Marketplaces segment total net revenues increased $175 million, or 11%, for the three months ended March 31, 2012 compared to the same period of the prior year. The increase in total net revenues was driven primarily by a year-over-year increase in GMV excluding vehicles of 12%, which was due primarily to strong growth in all regions and continued growth at StubHub. Marketplaces segment operating margin decreased 1.8 percentage points for the three months ended March 31, 2012 compared to the same period of the prior year due to investments in our marketing and product development efforts.

Our Payments segment total net revenues increased $316 million, or 32%, for the three months ended March 31, 2012 compared to the same period of the prior year. The increase in total net revenues was driven primarily by a year-over-year increase in net TPV of 24%, a higher take rate due primarily to growth in Bill Me Later revenue, foreign exchange fees associated with cross-border transactions and a favorable impact from our foreign currency hedging activities. Our Payments segment operating margin increased 4.1 percentage points for the three months ended March 31, 2012 compared to the same period of the prior year, due primarily to improvement in funding mix, lower processing costs and operating leverage.
Our GSI segment was formed as a result of our acquisition of GSI in June 2011. For the three months ended March 31, 2012, GSI contributed $237 million in revenue and had a segment operating margin of 9.5%.
Some key operating metrics that members of our senior management regularly review to evaluate our financial results include net promoter score (NPS), market share, GMV, GMV excluding vehicles, number of sold items, net TPV, net number of payments, global ecommerce (GeC) merchandise sales, penetration rates, active registered accounts, same store sales, funding mix (the mix of payments vehicles such as credit cards, debit cards, bank accounts and PayPal accounts, used by customers to make payments through our Payments networks), free cash flow (which we define as net cash provided by operating activities less purchases of property and equipment, net) and revenue excluding acquisitions and foreign currency impact.

Outlook

We expect our Payments business in the second quarter of 2012 to continue its strong performance from expanded consumer and merchant adoption. In addition, we expect solid performance in the second quarter of 2012 from our Marketplaces business in its core markets driven by strength in ecommerce and mobile and our continued investment in marketing and technology. Finally, we expect our GSI business to continue to perform well, driven by operational improvements and the realization of synergies. We expect to continue to invest in all of our platforms and new products.

Results of Operations

Summary of Net Revenues

We generate two types of net revenues: net transaction revenues and marketing services and other revenues. Our net transaction revenues are derived principally from listing fees, final value fees (which are fees payable on transactions completed on our Marketplaces trading platforms), fees paid by merchants for payment processing services and ecommerce service fees. Our marketing services revenues are derived principally from the sale of advertisements, revenue sharing arrangements, classifieds fees, marketing service fees and lead referral fees. Other revenues are derived principally from interest and fees earned on the Bill Me Later portfolio of receivables from loans, interest earned on certain PayPal customer account balances and fees from contractual arrangements with third parties that provide services to our users.

The following table sets forth the breakdown of net revenues by type and geography for the periods presented.

	Three Months Ended March 31,		Percent
	2012	2011(1)	Change
	(In millions, except percentage changes)
Net Revenues by Type:
Net transaction revenues
Marketplaces	$1,425	$1,284	11%
Payments	1,216	943	29%
GSI	182	—	N/A
Total net transaction revenues	2,823	2,227	27%
Marketing services and other revenues
Marketplaces	303	269	13%
Payments	93	50	86%
GSI	55	—	N/A
Corporate and other	6	—	N/A
Total marketing services and other revenues	457	319	43%
Elimination of inter-segment net revenue (2)	(3)	—	N/A
Total net revenues	$3,277	$2,546	29%
Net Revenues by Geography:
U.S.	$1,581	$1,141	39%
International	1,696	1,405	21%
Total net revenues	$3,277	$2,546	29%

(1) Excludes data for GSI, which was acquired in June 2011.
(2) Represents revenue generated between our reportable segments.

Revenues are attributed to U.S. and international geographies based primarily upon the country in which the seller, payment recipient, customer, website that displays advertising, or other service provider, as the case may be, is located.

Because we generate substantial net revenues internationally, we are subject to the risks of doing business in foreign countries as discussed under "Part II - Item 1A - Risk Factors." In that regard, fluctuations in foreign currency exchange rates impact our results of operations. We have a foreign exchange risk management program that is designed to reduce our exposure to fluctuations in foreign currencies; however, the effectiveness of this program in mitigating the impact of foreign currency fluctuations on our results of operations varies from period to period, and in any given period, our operating results are usually affected, sometimes significantly, by changes in currency exchange rates. Fluctuations in exchange rates also directly affect our cross-border revenue. We calculate the year-over-year impact of foreign currency movements on our business using prior period foreign currency rates applied to current year transactional currency amounts.

For the three months ended March 31, 2012, foreign currency movements relative to the U.S. dollar negatively impacted net revenues by approximately $23 million (net of a $12 million positive impact from hedging activities included in PayPal's net revenue) compared to the same period of the prior year. On a business segment basis for the three months ended March 31, 2012, foreign currency movements relative to the U.S. dollar negatively impacted Marketplaces net revenues by approximately $24 million and positively impacted Payments net revenues by approximately $1 million, in each case compared to the same period of the prior year (net of the impact of hedging activities, noted above).

The following table sets forth, for the periods presented, certain key operating metrics that we believe are significant factors affecting our net revenues.

	Three Months Ended March 31,		Percent
	2012	2011	Change
	(In millions, except percentage changes)
Supplemental Operating Data:
Marketplaces Segment: (1)
GMV excluding vehicles (2)	16,206	14,496	12%
GMV vehicles only (3)	1,871	2,050	(9)%
Total GMV (4)	18,077	16,546	9%
Payments Segment:
Net TPV (5)	33,857	27,362	24%
GSI Segment:
GeC Merchandise Sales (6)	715	—	N/A

(1)	eBay's classifieds websites and Shopping.com are not included in these metrics.

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

Seasonality

The following table sets forth, for the periods presented, our total net revenues and the sequential quarterly movements of these net revenues:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In millions, except percentage changes)
2010
Net revenues	$2,196	$2,215	$2,249	$2,495
Percent change from prior quarter	(7)%	1%	2%	11%
2011(1)
Net revenues	$2,546	$2,760	$2,966	$3,380
Percent change from prior quarter	2%	8%	7%	14%
2012
Net revenues	$3,277	—	—	—
Percent change from prior quarter	(3)%	—	—	—

(1)	Net revenues attributable to the GSI segment are reflected from June 17, 2011 (the date the acquisition of GSI was completed).

We expect transaction activity patterns on our websites to mirror general consumer buying patterns. Our GSI segment is highly seasonal. The fourth calendar quarter typically accounts for a disproportionate amount of GSI's total annual revenue because consumers increase their purchases and businesses increase their advertising to consumers during the fourth quarter holiday season.

Marketplaces Net Transaction Revenues

Marketplaces net transaction revenues increased $141 million, or 11%, while GMV excluding vehicles increased 12% during the first quarter of 2012 compared to the same period in the prior year. The increase in net transaction revenue and GMV excluding vehicles was due primarily to strong growth across all regions and continued growth at StubHub.

Marketplaces net transaction revenues earned internationally (i.e., outside the U.S.) totaled $789 million and $725 million during the first quarter of 2012 and 2011, respectively, representing 55% of total Marketplaces net transaction revenues for both periods. The increase in international net transaction revenues was due primarily to growth in our existing international markets, partially offset by the impact of foreign currency movements relative to the U.S. dollar.

Payments Net Transaction Revenues

Payments net transaction revenues increased $273 million, or 29%, during the first quarter of 2012 compared to the same period of the prior year, due primarily to net TPV growth of 24%, and a higher take rate due primarily to foreign exchange fees associated with cross-border transactions, as well as a favorable impact from our foreign currency hedging activities. The increase in net TPV was due primarily to growth in consumer and merchant adoption of PayPal. Our Merchant Services net TPV increased 28% during the first quarter of 2012, compared to the same period of the prior year, and represented 66% of PayPal's net TPV in the first quarter of 2012, compared with 64% in the first quarter of 2011. Net TPV on our eBay.com platform and its localized counterparts increased 17% during the first quarter of 2012 compared to the same period of the prior year.

Payments net transaction revenues earned internationally totaled $658 million and $476 million during the first quarter of 2012 and 2011, respectively, representing 54% and 50% of total Payments net transaction revenues during those respective periods. The increase in international net transaction revenues was due primarily to the growth of our Merchant Services business and increased penetration on eBay Marketplaces platforms internationally.

GSI Net Transaction Revenues

GSI net transaction revenues were $182 million during the first quarter of 2012.

Marketing Services and Other Revenues

Marketing services and other revenues increased $138 million, or 43%, during the first quarter of 2012 compared to the same period of the prior year, and represented 14% and 13% of total net revenues during those respective periods. The increase in marketing services and other revenues during the first quarter of 2012 was due primarily to revenues attributable to GSI and growth in our Bill Me Later (BML) portfolio of receivables from loans as well as increased revenue from our classifieds and advertising business.

Summary of Cost of Net Revenues

The following table summarizes changes in cost of net revenues for the periods presented:

	Three Months Ended March 31,		Change from 2011 to 2012
	2012	2011(1)	in Dollars	in %
	(In millions, except percentages)
Cost of net revenues:
Marketplaces	$299	$296	$3	1%
As a percentage of total Marketplaces net revenues	17.3%	19.0%
Payments	515	433	82	19%
As a percentage of total Payments net revenues	39.3%	43.6%
GSI	145	—	145	N/A
As a percentage of total GSI net revenues	61.2%	—
Corporate and other	24	—	24	N/A
Total cost of net revenues	$983	$729	$254	35%
As a percentage of net revenues	30.0%	28.6%

(1) Excludes data for GSI, which was acquired in June 2011.

Cost of Net Revenues

Cost of net revenues consists primarily of costs associated with payment processing, customer support, site operations, fulfillment and inventory. Significant components of these costs include bank transaction fees, credit card interchange and assessment fees, interest expense on indebtedness incurred to finance the purchase of consumer loans receivable by Bill Me Later, employee compensation, contractor costs, facilities costs, depreciation of equipment and amortization expense.

Marketplaces

Marketplaces cost of net revenues increased $3 million, or 1%, during the first quarter of 2012, compared to the same period of the prior year.

Marketplaces cost of net revenues as a percentage of Marketplaces net revenues decreased 1.7 percentage points during the first quarter of 2012 compared to the same period of the prior year due primarily to improved operating leverage in our site operation infrastructure.

Payments

Payments cost of net revenues increased $82 million, or 19%, during the first quarter of 2012, compared to the same period of the prior year. The increase in Payments cost of net revenues was due primarily to the impact of growth in net TPV.

Payments cost of net revenues as a percentage of Payments net revenues decreased 4.3 percentage points during the first quarter of 2012, compared to the same period of the prior year due primarily to a lower transaction expense rate. The improvement in our transaction expense rate was driven primarily by improvement in funding mix and lower processing costs.

GSI

GSI cost of net revenues was $145 million during the first quarter of 2012.

Summary of Operating Expenses, Non-Operating Items and Provision for Income Taxes

The following table summarizes changes in operating expenses, non-operating items and provision for income taxes for the periods presented:

	Three Months Ended March 31,		Change from 2011 to 2012
	2012	2011	in Dollars	in %
	(In millions, except percentage changes)
Sales and marketing	$677	$533	$144	27%
Product development	374	275	99	36%
General and administrative	372	293	79	27%
Provision for transaction and loan losses	134	107	27	25%
Amortization of acquired intangible assets	84	44	40	91%
Interest and other, net	31	3	28	933%
Provision for income taxes	(114)	(92)	(22)	24%

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

Sales and marketing expenses increased $144 million, or 27%, during the first quarter of 2012, compared to the same period of the prior year. The increase in sales and marketing expense was due primarily to higher employee-related expenses (including consultant costs, facility costs and equipment-related costs), marketing program costs (including our brand campaign and product launches), and the impact from acquisitions, primarily GSI.

Product Development

Product development expenses consist primarily of employee compensation, contractor costs, facilities costs and depreciation on equipment. Product development expenses are net of required capitalization of major site and other product development efforts, including the development of our next generation platform architecture, migration of certain platforms, seller tools and Payments services projects. Our top technology priorities involve search, catalog, mobile, platform and user experience. Capitalized site and product development costs were $47 million in the first quarter of 2012, compared to $37 million in the first quarter of 2011, and are primarily reflected as a cost of net revenues when amortized in future periods.

Product development expenses increased $99 million, or 36%, during the first quarter of 2012, compared to the same period of the prior year. The increase was due primarily to higher employee-related costs (including consultant costs, facility costs and equipment-related costs) driven by increased investment in our top technology priorities and the impact from acquisitions, primarily GSI.

General and Administrative

General and administrative expenses consist primarily of employee compensation, contractor costs, facilities costs, depreciation of equipment, employer payroll taxes on stock-based compensation, legal expenses, insurance premiums and professional fees. Our legal expenses, including those related to various ongoing legal proceedings, may fluctuate substantially from period to period.

General and administrative expenses increased $79 million, or 27%, during the first quarter of 2012, compared to the same periods of the prior year. The increase was due primarily to an increase in payroll and related expenses and the impact of acquisitions, primarily GSI.

Provision for Transaction and Loan Losses

Provision for transaction and loan losses consists primarily of transaction loss expense associated with our customer protection programs, fraud, chargebacks, and merchant credit losses; bad debt expense associated with our accounts receivable balance; and loan loss reserves associated with our principal loan receivable balance. We expect our provision for transaction and loan loss expense to fluctuate depending on many factors, including macroeconomic conditions, our customer protection programs and the impact of regulatory changes.
Provision for transaction and loan losses increased $27 million, or 25%, during the first quarter of 2012, compared to the same period of the prior year. This increase was due primarily to higher transaction volume and growth in our BML portfolio of receivables from loans. The increase was partially offset by a reduction in our Marketplaces consumer protection program expense as a result of initiating certain loss prevention programs.

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

Amortization of acquired intangible assets increased by $40 million, or 91%, during the first quarter of 2012, compared to the same period of the prior year due primarily to the impact of acquisitions, primarily GSI.

Interest and Other, Net

Interest and other, net, consists of interest earned on cash, cash equivalents and investments, as well as foreign exchange transaction gains and losses, our portion of operating results from investments accounted for under the equity method of accounting, investment gain/loss on acquisitions and interest expense consisting of interest charges on our outstanding commercial paper and debt securities and on the amount drawn under our credit agreement, if any. Interest and other income, net excludes interest expense on borrowings incurred to finance Bill Me Later's portfolio of loan receivables, which is included in cost of net revenues.

Interest and other, net increased $28 million during the first quarter of 2012, compared to the same period of the prior year. The increase in interest and other, net was due primarily to higher interest income, investment gains and a favorable impact from foreign currency activity, partially offset by losses from our equity method investments and higher interest expense.

Provision for Income Taxes

Our effective tax rate was 16.7% for the first quarter of 2012, compared to 16.3% for the same period in the prior year. The slight increase in our effective tax rate during the first quarter of 2012 compared to the same period of the prior year was due primarily to the impact of discrete tax items during the quarter.

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

Liquidity and Capital Resources

Cash Flows

	Three Months Ended March 31,
	2012	2011
	(In millions)
Net cash provided by (used in):
Operating activities	$531	$700
Investing activities	(893)	(597)
Financing activities	(219)	(339)
Effect of exchange rates on cash and cash equivalents	54	123
Net increase/(decrease) in cash and cash equivalents	$(527)	$(113)

Operating Activities

We generated cash from operating activities of $531 million and $700 million in the three months ended March 31, 2012 and March 31, 2011, respectively. Non-cash charges to earnings were $526 million and $419 million in the three months ended March 31, 2012 and 2011, respectively. Non-cash charges to earnings included depreciation and amortization on our long-term assets, stock-based compensation and the provision for transaction and loan losses. The decrease in cash provided by operating activities during the three months ended March 31, 2012 compared to the same period of the prior year was due primarily to cash paid for income taxes in the first three months of 2012 of $432 million, which were primarily associated with the gain on the sale of our remaining equity interest in Skype in October 2011, compared to $24 million in the first three months of 2011.

Investing Activities

The net cash used in investing activities of $893 million in the three months ended March 31, 2012 was due primarily to cash paid for the purchases of investments of $1 billion and purchases of property and equipment of $242 million, partially offset by proceeds of $408 million from the maturities and sale of investments.

The net cash used in investing activities of $597 million in the three months ended March 31, 2011 was due primarily to cash paid for the purchases of investments of $485 million, acquisition of a business of $191 million and purchases of property and equipment of $149 million, partially offset by proceeds of $230 million from the maturities and sale of investments.

Financing Activities

The net cash used in financing activities of $219 million in the three months ended March 31, 2012 was due primarily to cash outflows of $240 million to repurchase common stock as well as cash paid for tax withholdings in the amount of $118 million related to net share settlements of restricted stock units and awards. These cash outflows were partially offset by $85 million from the issuance of common stock in connection with the exercise of stock options and $54 million of excess tax benefits from stock-based compensation.

The net cash used in financing activities of $339 million in the three months ended March 31, 2011 was due primarily to cash outflows of $357 million to repurchase common stock, as well as cash paid for tax withholdings in the amount of $109 million related to net share settlements of restricted stock awards and units. These cash outflows were partially offset by proceeds of $73 million from the issuance of common stock in connection with the exercise of stock options and $54 million of excess tax benefits from stock-based compensation.

The positive effect of exchange rate movements on cash and cash equivalents during the three months ended March 31, 2012 and 2011 was due to the weakening of the U.S. dollar against other currencies, primarily the Euro.

Stock Repurchases

In September 2010, our Board authorized a stock repurchase program that provides for the repurchase of up to $2 billion of our common stock, with no expiration from the date of authorization, for the purpose of offsetting the impact of dilution from our equity compensation programs. During the three months ended March 31, 2012, we repurchased approximately $240 million of our common stock under this stock repurchase program. As of March 31, 2012, approximately $641 million remained for further repurchases of our common stock under this stock repurchase program.
Shelf Registration Statement and Long-Term Debt
At March 31, 2012, we had an effective shelf registration statement on file with the Securities and Exchange Commission that allows us to issue various types of debt securities, such as fixed or floating rate notes, U.S. dollar or foreign currency denominated notes, redeemable notes, global notes, and dual currency or other indexed notes. Issuances under the shelf registration will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. The registration statement does not limit the amount of debt securities that may be issued thereunder. Our ability to issue debt securities is subject to market conditions and other factors impacting our borrowing capacity, including our credit ratings and compliance with the covenants in our credit agreement.
We have issued $1.5 billion of senior unsecured debt securities under the shelf registration statement in an underwritten public offering. These debt securities remain outstanding and consist of $400 million aggregate principal amount of 0.875% notes due 2013, $600 million aggregate principal amount of 1.625% notes due 2015 and $500 million aggregate principal amount of 3.250% notes due 2020.
Commercial Paper
We have a $2 billion commercial paper program pursuant to which we may issue commercial paper notes with maturities of up to 397 days from the date of issue in an aggregate principal amount of up to $2 billion at any time outstanding. As of March 31, 2012, $550 million aggregate principal amount of commercial paper was outstanding, the weighted average interest rate on those notes was 0.16% per annum and the weighted average remaining term on our commercial paper notes was 56 days.
Credit Agreement
As of March 31, 2012, no borrowings or letters of credit were outstanding under our $3 billion credit agreement. As described above, we have a $2 billion commercial paper program and maintain $2 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due. As a result, at March 31, 2012, $1 billion of borrowing capacity was available for other purposes permitted by the credit agreement.
Notes Payable and Capital Lease Obligations

In addition to the debt described above, as of March 31, 2012, we had notes payable of $16 million and capital lease obligations of $24 million.

Commitments
As of March 31, 2012, approximately $10 billion of unused credit was available to Bill Me Later accountholders. The individual lines of credit that make up this unused credit are subject to periodic review and termination by the chartered financial institution that is the issuer of Bill Me Later credit products based on, among other things, account usage and customer creditworthiness.  Currently, when a consumer makes a purchase using a Bill Me Later credit product, the chartered financial institution extends credit to the consumer, funds the extension of credit at the point of sale and advances funds to the merchant. We subsequently purchase the receivables related to the consumer loans extended by the chartered financial institution and, as a result of the purchase, bear the risk of loss in the event of loan defaults. Although the chartered financial institution continues to own each customer account, we own the related receivable, and Bill Me Later is responsible for all servicing functions related to the account.

Liquidity and Capital Resource Requirements

At March 31, 2012 and December 31, 2011, we had assets classified as cash and cash equivalents, as well as time deposits and fixed income securities classified as short-term investments, in an aggregate amount of $8 billion. At March 31, 2012, this amount included assets of these types held outside the U.S. in certain of our foreign operations totaling approximately $7 billion. If these assets were distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances. We actively monitor the third-party depository institutions and money market funds that hold these assets, primarily focusing on the safety of principal and secondarily maximizing yield on these assets. We diversify our cash and cash equivalents and investments among various financial institutions and money market funds in order to reduce our exposure should any one of these financial institutions or money market funds fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments; however, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets. At any point in time we have funds in our operating accounts and customer accounts that are deposited with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While we monitor the cash balances in our operating accounts, these cash balances could be adversely impacted if the underlying financial institutions fail and could be subject to other adverse conditions in the financial markets.

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

Off-Balance Sheet Arrangements

As of March 31, 2012, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

In Europe, we have two cash pooling arrangements with a financial institution for cash management purposes. These arrangements allow for cash withdrawals from this financial institution based upon our aggregate operating cash balances held in Europe within the same financial institution (“Aggregate Cash Deposits”). These arrangements also allow us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income. As of March 31, 2012, we had a total of $5 billion in cash withdrawals offsetting our $5 billion in Aggregate Cash Deposits held within the same financial institution under these cash pooling arrangements.

Based on differences in regulatory requirements and commercial law in the jurisdictions where PayPal operates, PayPal holds customer balances either as direct claims against PayPal or as an agent or custodian on behalf of PayPal's customers. Customer funds held by PayPal as an agent or custodian on behalf of our customers are not reflected in our condensed consolidated balance sheet. These off-balance sheet funds totaled approximately $3 billion as of March 31, 2012 and December 31, 2011. These funds include funds held on behalf of U.S. customers that are deposited in bank accounts insured by the FDIC (subject to applicable limits). Additionally, please see the information in "Item 1A: Risk Factors" under the caption "If our Payments business is found to be subject to or in violation of any laws or regulations, including those governing money transmission, electronic funds transfers, money laundering, terrorist financing, sanctions, banking and lending, it could be subject to liability, licensure and regulatory approval and may be forced to change its business practices."

Indemnification Provisions

In the ordinary course of business, we have included limited indemnification provisions in certain of our agreements with parties with which we have commercial relations, including our standard marketing, promotions and application-programming-interface license agreements. Under these contracts, we generally indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with claims by a third party with respect to our domain names, trademarks, logos and other branding elements to the extent that such marks are applicable to our performance under the subject agreement. GSI has provided in many of its major ecommerce agreements an indemnity for other types of third-party claims, which are indemnities mainly related to various intellectual property rights, and we have provided similar indemnities in a limited number of agreements for our other businesses. In our PayPal business, we have provided an indemnity to our payment processors in the event of certain third-party claims or card association fines against the processor arising out of conduct by PayPal or PayPal customers. In connection with the sale of Skype Technologies, S.A. (Skype) in November 2009, we made certain customary warranties to the buyer in the purchase agreement. Our liability to the buyer for inaccuracies in these warranties is generally subject to certain limitations. With respect to certain specified litigation matters involving Skype that were pending as of the closing of the transaction, we also agreed, among other things, to bear 50% of the cost of any monetary judgment that is rendered in respect of those matters. It is not possible to determine the maximum potential loss under these indemnification provisions due to our limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, losses recorded in our statement of income in connection with our indemnification provisions have not been significant, either individually or collectively.

Item 3:    Quantitative and Qualitative Disclosures About Market Risk

The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2011. Our market risk profile has not changed significantly during the first three months of 2012.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of available for sale securities, including government and corporate securities and money market funds. As of March 31, 2012, approximately 48% of our total cash and investment portfolio was held in bank deposits and money market funds. As such, changes in interest rates will impact interest income. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. Additionally, changes in interest rates will impact our interest rate sensitive credit agreement and the interest rate on our commercial paper borrowings, and accordingly will impact interest expense or cost of net revenues. As of March 31, 2012, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

Investment Risk

As of March 31, 2012, our cost and equity method investments totaled $183 million, which represented approximately 2% of our total cash and investment portfolio. We review our investments for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value is other-than-temporary. Our analysis includes review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data.
Equity Price Risk
We are exposed to equity price risk on marketable equity instruments due to market volatility. At March 31, 2012, the total fair value of our marketable equity instruments was $795 million which represented approximately 9% of our total cash and investment portfolio and was primarily related to our equity holdings in MercadoLibre.

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

We have a foreign exchange exposure management program whose objective is to identify material foreign currency exposures, to manage these exposures, and to reduce the potential effects of currency fluctuations on our reported consolidated cash flow and results of operations through the purchase of foreign currency exchange contracts. These foreign currency exchange contracts are accounted for as derivative instruments; for additional details related to our derivative instruments, please see “Note 7 – Derivative Instruments” to the condensed consolidated financial statements included in this report.

European Debt Exposures

We actively monitor our exposure to the European markets, including the impact of sovereign debt issues associated with Greece, Ireland, Portugal, Italy and Spain.  As of March 31, 2012, we did not have any direct or indirect investments in the sovereign debt, corporations, or financial institutions of these countries.  We maintain a small number of operating bank accounts with Spanish and Italian banks that have immaterial balances.

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

Item 1A: RISK FACTORS

Risk Factors That May Affect Results of Operations and Financial Condition
Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations and cash flows, as well as the trading price of our common stock.
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

•
our ability to retain an active user base, attract new users, and encourage existing users to list items for sale, purchase items through our websites and mobile platforms, or use our payment services, especially when consumer spending is weak;

•
the primary and secondary effects of previously announced and possible future changes to our pricing, products and policies, including, among other changes, restrictions or holds on payments made to certain sellers or in connection with certain transactions; intermediated payments in Germany; changes to our dispute resolution process; upgrades to eBay checkout services, including the introduction of a new eBay shopping cart/basket that enables buyers to add items from multiple sellers and pay in a single checkout; and changes to our fee structure;

•
our ability to improve the quality of the user experience on our websites and through mobile devices (including our customer support in the event of a problem) in light of the improved quality generally of the user experience offered by competitive merchants;

•	consumer confidence in the safety and security of transactions using our websites or technology and the effect of any changes in our practices and policies on such confidence;

•	our ability to manage the costs of and effectively implement our user protection programs;

•	our ability to manage the rapid shift from online commerce and payments to mobile commerce and payments;

•
our ability to comply with existing and new laws and regulations, especially those that impact our Payments business, as we expand the range and geographical scope of our services and as we grow larger, including those laws and regulations discussed below under the caption "If our Payments business is found to be subject to or in violation of any laws or regulations, including those governing money transmission, electronic funds transfers, money laundering, terrorist financing, sanctions, banking and lending, it could be subject to liability, licensure and regulatory approval and may be forced to change its business practices;"

•
new laws or regulations (such as those that may stem from the Anti-Counterfeiting Trade Agreement (ACTA) and Trans-Pacific Partnership Agreement (TPP) and the proposed revisions to the European Data Directive) and interpretations of existing laws or regulations, including national court interpretations of the European Court of Justice's decision in the L'Oréal case (see “Item 1: Legal Proceedings” above), that impose liability on us for the actions of our users or otherwise harm our business models, especially as we become more actively involved in various aspects of transactions on our platforms;

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

•
our ability to develop product enhancements, programs, and features on different platforms and mobile devices at a reasonable cost and in a timely manner, including our initiatives to make PayPal available at the retail point of sale;

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
Growth rates of our Marketplaces businesses in some of our most established markets have been slower than that for ecommerce generally and have declined in certain periods. The growth of Internet users is slowing in many countries where we have a significant presence. Despite our efforts to stem our loss of share in these and other markets, we may not be successful. As our growth rates in established markets slow, we will increasingly need to focus on keeping existing Marketplaces users (especially our top buyers and sellers) and PayPal account holders (especially merchants) active and increasing their activity level on our websites and mobile platforms and their use of our payment services, respectively, in order to continue to grow those respective businesses. The growth of Internet users is accelerating in some countries and regions where we do not have a significant presence (e.g., Brazil/Latin America, Russia, China and certain developing countries in which we do not have a meaningful (or, in some cases, any) domestic business), and our failure to establish our businesses and drive adoption of our services in such markets would negatively impact our future growth.
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
We have announced changes to our Marketplaces business that are intended to drive more sales and improve seller efficiency and buyer experiences. For example, in the U.S., the U.K. and Canada, we may request that PayPal place temporary holds on seller funds in certain instances (e.g., for sellers with a limited selling history or below-standard performance ratings), which is intended to help improve seller performance and increase buyer satisfaction. In 2011, we began implementing a new payment process in Germany and Austria in which buyers pay eBay directly for items purchased from newly registered sellers on our localized websites in those countries, and eBay subsequently pays the seller subject to confirmation that the item has shipped. We may expand the scope of such programs in the future and introduce and implement additional programs with similar aims in different businesses and geographies. Some of the changes that we have announced to date have been controversial with, and led to dissatisfaction among, our sellers, and additional changes that we announce in the future may also be negatively received by some of our sellers. This may not only impact the supply of items listed on our websites, but because many sellers also buy from our sites, it may adversely impact demand as well. Given the number of recent changes that we have made to our policies and pricing, it may take our sellers some time to fully assess and adjust to these changes, and sellers may elect to reduce volume on our sites while making such assessments and adjustments or in response to these changes. If any of these changes cause sellers to move their business (in whole or in part) away from our websites or otherwise fail to improve gross merchandise volume or the number of successful listings, our operating results and profitability will be harmed.
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
Our Marketplaces, Payments and GSI ecommerce services businesses are dependent on consumer purchases, and our GSI business is also impacted by the offline businesses of our GSI clients. The economic downturn resulted in reduced buyer demand and reduced selling prices and the slow recovery in the U.S. and continued sluggishness in Europe may reduce the volume of purchases on our Marketplaces platforms and the volume of transactions paid for using our Payment services and the online and offline businesses of our GSI clients, any of which would adversely affect our business.
We are exposed to fluctuations in currency exchange rates and interest rates.
Because we generate substantial revenues outside the U.S. but report our financial results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. In connection with its multi-currency service, PayPal fixes exchange rates twice per day, and may face financial exposure if it incorrectly fixes the exchange rate or if exposure reports are delayed. Given that PayPal also holds some corporate and customer funds in non-U.S. currencies, its financial results are affected by the translation of these non-U.S. currencies into U.S. dollars. In addition, the results of operations of many of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions will result in increased revenues, operating expenses and net income. Similarly, if the U.S. dollar strengthens against foreign currencies, our translation of foreign currency denominated transactions will result in lower net revenues, operating expenses and net income. If the U.S. dollar continues to strengthen against major European currencies (e.g., the Euro and British pound) whether because of the ongoing sovereign debt crisis in Europe or worsening economic conditions, our revenues and operating results would be adversely impacted. For the quarter ended March 31, 2012, foreign currency movements relative to the U.S. dollar negatively impacted net revenues of $3.3 billion by approximately $23 million (net of a $12 million positive impact from hedging activities included in PayPal's net revenue) compared to the prior year. As exchange rates vary, net revenues and other operating results, when translated, may differ materially from expectations. In particular, to the extent the U.S. dollar strengthens against the Euro, British pound, Korean won, Australian dollar or Canadian dollar, our foreign revenues and profits will be reduced as a result of these translation adjustments. While from time to time we enter into transactions to hedge portions of our foreign currency translation exposure, it is impossible to predict or completely eliminate the effects of this exposure. In addition, to the extent the U.S. dollar strengthens against the Euro, the British pound, the Australian dollar or other currencies, cross-border trade related to purchases of dollar-denominated goods (or goods from Asia-Pacific countries whose currencies tend to follow the dollar) by non-U.S. purchasers will likely decrease, and that decrease will likely not be offset by a corresponding increase in cross-border trade involving purchases by U.S. buyers of goods denominated in other currencies, which would adversely affect our business. In addition, we face exposure to fluctuations in interest rates. Relatively low interest rates have continued to limit our investment income, including income we earn on PayPal customer balances.
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
A lawsuit was filed against Bill Me Later, PayPal and eBay in the U.S. District Court for the Northern District of California, alleging that in its relationship with the chartered financial institution, Bill Me Later is acting as the true lender to customers in violation of various California laws, including the state's usury law. The court dismissed the usury claims in December 2010, but breach of contract and other claims remain. WebBank requested to intervene in the action and has been added as a party to the action, and in October 2011, the court transferred the case to the U.S. District Court for the District of Utah. The Utah Court allowed Plaintiffs the opportunity to amend the complaint, the complaint was amended and plaintiffs re-alleged the usury claims previously dismissed. We and WebBank have filed a motion to dismiss the lawsuit. We believe that these allegations are without merit and intend to defend ourselves vigorously. However, this area of law is uncertain and if the lawsuit is successful, Bill Me Later may be required to change its methods of operations, pay very substantial damages and reduce some of its charges and fees, which would adversely affect our business.
If our Payments business is found to be subject to or in violation of any laws or regulations, including those governing money transmission, electronic funds transfers, money laundering, terrorist financing, sanctions, banking and lending, it could be subject to liability, licensure and regulatory approval and may be forced to change its business practices.
Our Payments business is subject to various laws and regulations in the U.S. and other countries where it operates, including those governing money transmission, electronic funds transfers, money laundering, terrorist financing, sanctions, banking and lending. The legal and regulatory requirements that apply to our Payments business vary in the markets where we operate. While PayPal has a compliance program focused on compliance with applicable laws and regulations and has significantly increased the resources of that program in the last several years, there can be no assurance that we will not be subject to fines or other enforcement actions in one or more jurisdictions or be required to make changes to our business practices or compliance programs to comply in the future.
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
In Australia, PayPal serves its customers through PayPal Australia Pty. Ltd., which is licensed by the Australian Prudential Regulatory Authority as a purchased payment facility provider, which is a type of authorized depository institution. Accordingly, PayPal Australia is subject to significant fines or other enforcement action if it violates the disclosure, reporting, anti-money laundering, capitalization, corporate governance or other requirements imposed on Australian depository institutions. In China, PayPal is affiliated with Shanghai Wangfuyi Information Technology Ltd., which is licensed as an Internet Content Provider and operates a payments service only for Chinese customers and only for transactions denominated in Chinese currency. The People's Bank of China (PBOC) has recently enacted regulations to establish a new type of license, called a Payment Clearing Organization (PCO) license, which will be required for non-bank payment services. The PBOC regulations leave unclear whether a foreign-owned company such as PayPal can control or invest in a Payment Clearing Organization, and whether Wangfuyi or PayPal's wholly-owned subsidiary in China would be eligible to obtain a PCO license.

To date, PayPal has obtained licenses to operate as a money transmitter in 42 U.S. states, the District of Columbia and Puerto Rico. PayPal is also licensed as an escrow agent in one U.S. state. PayPal is applying for money transmitter licenses in five additional states to facilitate its planned offering of payment services at the retail point of sale. The two remaining U.S. states do not currently regulate money transmitters. As a licensed money transmitter, PayPal is subject to restrictions on its investment of customer funds, reporting requirements, bonding requirements, and inspection by state regulatory agencies. If PayPal were found to be in violation of money services laws or regulations, PayPal could be subject to liability and/or additional restrictions, forced to cease doing business with residents of certain states, forced to change its business practices, or required to obtain additional licenses or regulatory approvals that could impose a substantial cost on PayPal. Any change to PayPal's business practices that makes the service less attractive to customers or prohibits its use by residents of a particular jurisdiction could also decrease the velocity of trade on eBay and websites operated by GSI's clients that accept PayPal as a form of payment, which would further harm our business. PayPal's California regulator, the California Department of Financial Institutions (DFI), recently notified PayPal that PayPal's current practice of holding the funds underlying U.S. customer balances as an agent on behalf of its customers, rather than as owner of those funds, causes PayPal to be in violation of the liquidity rules applicable to California money transmitter licensees.  PayPal has established this current practice in part to maintain potential eligibility of those funds for pass-through Federal Deposit Insurance Corporation (FDIC) insurance coverage when those funds are placed in U.S. bank accounts.  PayPal has requested the DFI to grant a waiver that would allow PayPal to continue to hold those funds as an agent or custodian on behalf of customers and still qualify those funds as liquid assets.  If a waiver is not granted, PayPal would have to change these arrangements to hold the funds directly.  This would likely disqualify the funds from pass-through FDIC insurance, and could also result in decreased revenue to PayPal if it decides to shift the funds from bank accounts to securities that bear lower interest rates.  Any potential decrease in revenue to PayPal resulting from this change is not expected to be material. This would also result in these funds, which are currently not reported as assets owned by PayPal on our consolidated balance sheet, moving onto our consolidated balance sheet (along with the accompanying liabilities).  For additional information, please see “Part I - Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Off-Balance Sheet Arrangements,” above. As of March 31, 2012, these funds totaled approximately $3 billion.
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
Even if PayPal is not currently required to be licensed in some jurisdictions, future localization or targeted marketing of PayPal's service or expansion of the financial products offered by PayPal (whether alone, through a commercial alliance or through an acquisition) in those countries could subject PayPal to additional licensure requirements, laws and regulations and increased regulatory scrutiny, any of which may harm PayPal's business. For example, PayPal will be required to obtain licenses in Japan and Russia to expand its services in those countries. There can be no assurance that PayPal will be able to obtain such licenses. Even if PayPal were able to obtain such licenses, there would be substantial costs involved in maintaining such licenses, and PayPal would be subject to fines or other enforcement action if it violates disclosure, reporting, anti-money laundering, capitalization, corporate governance or other requirements of such licenses. These factors could impose substantial costs and involve considerable delay to the provision or development of PayPal's products. Delay or failure to receive such a license or regulatory approval could require PayPal to change its business practices or features in ways that would adversely affect PayPal's expansion plans, and force PayPal to suspend providing products and services to customers in one or more countries.
PayPal is also subject to various anti-money laundering and counter-terrorist financing laws and regulations around the world that prohibit, among other things, its involvement in transferring the proceeds of criminal activities. PayPal is focused on compliance with these laws and regulations and has programs designed to comply with new and existing legal and regulatory requirements. However, any errors, failures or delays in complying with federal, state or foreign anti-money laundering and counter-terrorist financing laws could result in significant criminal and civil lawsuits, penalties and forfeiture of significant assets or other enforcement actions. In the U.S., PayPal is subject to regulations that require it to report, within required timeframes, suspicious activities involving transactions of $2,000 or more, and may be required to obtain and keep more detailed records on the senders and recipients in certain transfers of $3,000 or more. New regulations on prepaid access programs which took full effect in March 2012 will require PayPal to take additional steps to verify the identity of customers who pre-fund a PayPal balance. U.S. regulators have increased scrutiny of compliance with these obligations. Existing and new regulations may require PayPal to revise further its compliance program, including the procedures it uses to verify the identity of its customers and to monitor international and domestic transactions.
Several countries in which PayPal is regulated, including Australia, Luxembourg and Singapore, have implemented new anti-money laundering and counter-terrorist financing laws and regulations, and PayPal has had to make changes to its procedures in response. In November 2009, the Australian anti-money laundering and counter-terrorist financing regulator (AUSTRAC) accepted an enforceable undertaking from PayPal Australia pursuant to which PayPal Australia agreed, among other things, to appoint an independent auditor to assess PayPal Australia's anti-money laundering compliance policies and procedures and issue a report identifying any unremediated deficiencies accompanied by a plan by PayPal to remedy any such deficiencies. In the enforceable undertaking, AUSTRAC expressed concern that PayPal Australia did not have systems and controls in place to manage adequately its money laundering and terrorist financing risk. In September 2010, the independent auditor completed its review and issued its report, and PayPal Australia submitted a remediation plan, which has been accepted by AUSTRAC. PayPal Australia has invested in improvements to its anti-money laundering and counter-terrorist financing systems, policies and operations as part of its remediation plan. In addition, PayPal Australia is required to obtain additional information from customers, verify that information, and monitor its customers' activities more closely. As PayPal continues to localize its services in additional jurisdictions, it could be required to meet standards similar to or more burdensome than those in Australia. The European Commission has also announced a consultation process to consider revisions to the European Anti-Money Laundering Directive. These requirements could impose significant costs on PayPal, cause delay to other planned product improvements, make it more difficult for new customers to join its network and reduce the attractiveness of its products.
Although there have been no definitive interpretations to date, PayPal has taken actions as though its service is subject to the Electronic Fund Transfer Act and Regulation E of the U.S. Federal Reserve Board. Under such regulations, among other things, PayPal is required to provide advance disclosure of changes to its service, to follow specified error resolution procedures and to reimburse consumers for losses from certain transactions not authorized by the consumer. PayPal seeks to pass most of these losses on to the relevant merchants, but PayPal incurs losses if the merchant does not have sufficient funds in its PayPal account. Additionally, even technical violations of these laws can result in penalties of up to $1,000 for each non-compliant transaction or up to $500,000 per violation in any class action, and we could also be liable for plaintiffs' attorneys' fees. In the second quarter of 2010, two putative class-action lawsuits (Devinda Fernando and Vadim Tsigel v. PayPal, Inc. and Moises Zepeda v. PayPal, Inc.) were filed in the U.S. District Court in the Northern District of California. These lawsuits contain allegations related to violations of aspects of the Electronic Fund Transfer Act and Regulation E and violations of a previous settlement agreement related to Regulation E, and/or allege that PayPal improperly held users' funds or otherwise improperly limited users' accounts. These lawsuits seek damages as well as changes to PayPal's practices among other remedies. A determination that there have been violations of the Electronic Fund Transfer Act, Regulation E or violations of other laws relating to PayPal's practices could expose PayPal to significant liability. Any changes to PayPal's practices resulting from these lawsuits could require PayPal to incur significant costs and to expend substantial resources, which could delay other planned product launches or improvements and further harm our business.
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
We have received in the past, and we anticipate receiving in the future, communications alleging that certain items listed or sold through our service by our users infringe third-party copyrights, trademarks and trade names, or other intellectual property rights. See “Item 1: Legal Proceedings” above. Although we have sought to work actively with the owners of intellectual property rights to eliminate listings offering infringing items on our websites, some rights owners have expressed the view that our efforts are insufficient. Content owners and other intellectual property rights owners have actively asserted their purported rights against online companies, including eBay. Allegations of infringement of intellectual property rights have resulted in threatened and actual litigation against us from time to time by rights owners, including litigation brought by luxury brand owners such as Tiffany & Co. in the U.S.; Rolex S.A. and Coty Prestige Lancaster Group GmbH in Germany; Louis Vuitton Malletier and Christian Dior Couture in France; and L'Oréal SA, Lancôme Parfums et Beauté & Cie and Laboratoire Garnier & Cie in several European countries. The plaintiffs in these cases seek to hold eBay liable for alleged counterfeit items listed on our sites by third parties; for “tester” and other consumer products labeled in a manner to prevent resale and for unboxed and other allegedly nonconforming products in each case listed on our sites by third parties; for the alleged misuse of trademarks or copyrights in listings or otherwise on our sites and in connection with paid search advertisements; for alleged violations of selective distribution channel laws or parallel import laws for listings of authentic items; and for alleged non-compliance with consumer protection laws. Such plaintiffs seek, among other remedies, injunctive relief and damages. In the aggregate, these suits could result in significant damage awards and injunctions that could, individually or in the aggregate, adversely affect our business. There are approximately 36,000 rights owners in our verified rights owner (VeRO) program, and each rights owner has anywhere from one to several hundred brands. Statutory damages for copyright or trademark violations could range up to $30,000 per copyright violation and $100,000 per trademark violation in the U.S., and may be even higher in other jurisdictions. These and similar suits may force us to modify our business practices, which could lower our revenue, increase our costs or make our websites less convenient to our customers, any of which could materially harm our business. In addition, rights owners have aggressively sought to reduce the applicability of limitations to intellectual property rights such as copyright exhaustion and the first sales doctrine in cases such as Vernor v. Autodesk Inc. (Ninth Circuit Court of Appeals), Wiley v. Kirtsaeng (Second Circuit Court of Appeals, currently on appeal to the U.S. Supreme Court) and Costco Wholesale Corp. v. Omega S.A. (U.S. Supreme Court). To the extent such doctrines are limited, the supply of goods available for resale on our sites may be adversely affected.
In addition to litigation from rights owners, we may be subject to regulatory, civil or criminal proceedings and penalties if governmental authorities believe we have aided in the sale of counterfeit goods. While we have had some early success in defending against such litigation, more recent cases have been based, at least in part, on different legal theories than those of earlier cases, and there is no guarantee that we will continue to be successful in defending against such litigation. Plaintiffs in recent cases have argued that we are not entitled to safe harbors under the Digital Millennium Copyright Act in the U.S. or as a hosting provider in the European Union under the Electronic Commerce Directive because of the alleged active nature of our involvement with our sellers, and that whether or not such safe harbors are available, we should be found liable because we supposedly have not adequately removed listings that are counterfeit or are authentic but allegedly violate trademark or copyright law or effectively suspended users who have created such listings. While we do not believe the European Court of Justice decision in the L'Oréal case (see “Item 1: Legal Proceedings” above) changes the standard for hosting immunity under the Electronic Commerce directive, rights owners in European jurisdictions have asserted that our degree of participation in the transaction should cause us to be unable to take advantage of the hosting immunity exception. Final resolution of this issue has been left to the national courts of countries in the European Union. We are continuously seeking to improve and modify our efforts to eliminate counterfeit and pirated items through ongoing business initiatives designed to reduce bad buyer experiences and improve customer satisfaction and by responding to new patterns we are seeing among counterfeiters and others committing fraud on our users. Notwithstanding these efforts, we believe that the legal climate, especially in Europe, is becoming more adverse to our positions, which may require us to take actions which could lower our revenues, increase our costs, or make our websites less convenient to our customers, any of which could materially harm our business. In addition, a public perception that counterfeit or pirated items are commonplace on our sites, even if factually incorrect, would damage our reputation, lower the price our sellers receive for their items and damage our business.
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
In addition, new laws have been proposed regulating Internet companies with respect to intellectual property issues. For example, ACTA and TPP are trade agreements that include international standards for enforcing intellectual property rights, including provisions regarding counterfeit goods and online piracy. The European Commission is considering revising the Intellectual Property Enforcement Directive, which could potentially increase our exposure to enforcement actions from rights owners. Implementation of these or similar laws could require us to change our business practices, increase our compliance costs and harm our business.
We are subject to patent litigation.
We have repeatedly been sued for allegedly infringing other parties' patents. We are a defendant in a number of patent suits and we have been notified of several other potential patent disputes. We expect that we will increasingly be subject to patent infringement claims involving various aspects of our Marketplaces, Payments and GSI segments as our services continue to expand in scope and complexity (e.g., our local, social, mobile and digital initiatives), as we expand into new businesses, including through acquisitions, and as the universe of patent owners who may claim that we, companies that we have acquired, or our customers infringe their patents and the aggregate number of patents controlled by such patent owners correspondingly increases. Such claims may be brought directly against our companies and/or against our customers (whom we may indemnify either because we are contractually obligated to do so or as a business matter). We and other technology companies have seen more of these claims from an increasing number of third parties whose sole or primary business is to assert such claims. In addition, we have seen significant patent disputes between operating companies in some technology industries (e.g., mobile telephony). Patent claims, whether meritorious or not, are time consuming and costly to resolve, and could require expensive changes in our methods of doing business, could require us to enter into costly royalty or licensing agreements, or could require us to cease conducting certain operations.
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
Furthermore, several court decisions arguably have narrowed the scope of the immunity provided to Internet service providers like us in the U.S. under the Communications Decency Act. For example, the Ninth Circuit has held that certain immunity provisions under the Communications Decency Act might not apply to the extent that a website owner materially contributes to the development of unlawful content on its website. As our websites evolve, challenges to the applicability of these immunities can be expected to continue. In addition, the Paris Court of Appeal has ruled in the Louis Vuitton Malletier and Christian Dior Couture cases that applicable laws protecting passive Internet “hosts” from liability are inapplicable to eBay given that eBay actively promotes bidding on its sellers' listings and receives a commission on successful transactions, and is therefore a broker. The ECJ decision in the L'Oréal case (see “Item 1: Legal Proceedings” above) gave broad discretion to national courts in Europe to determine if Internet hosting immunity applies to eBay. Accordingly, our potential liability to third parties for the user-provided content on our sites, particularly in jurisdictions outside the U.S. where laws governing Internet transactions are unsettled, may increase. If we become liable for information provided by our users and carried on our service in any jurisdiction in which we operate, we could be directly harmed and we may be forced to implement new measures to reduce our exposure to this liability, including expending substantial resources or discontinuing certain service offerings, which would negatively affect our financial results. In addition, the increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could require us to incur additional costs and harm our reputation and our business.
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
Beginning in 2009, we have transitioned buyers in the U.S., U.K. and Germany to a dispute resolution (“resolutions”) process provided by eBay customer support, which now serves as the primary entry point for buyers in these countries if they are unable to resolve their disputes with eBay sellers. Among other things, the resolutions process provides that eBay will generally reimburse the buyer for the full amount of an item's purchase price (including original shipping costs) in cases where the item was not received or the item they received was different from that described in the listing and the seller does not provide adequate resolution to the buyer. eBay then attempts to recoup amounts paid to the buyer from the seller's PayPal accounts or through other collection methods. Our costs associated with resolutions have increased as a result of these changes to our resolutions policies and process, in part because eBay may not have the same level of rights of recoupment against sellers as PayPal, resulting in higher costs to operate the program. These changes, together with any further changes that we may make to our resolutions process in the future, may be negatively received by, and lead to dissatisfaction on the part of, some of our sellers, and may also result in an increase in buyer fraud and associated transaction losses.
In the event of the bankruptcy or other business interruption of a merchant that sells goods or services in advance of the date of their delivery or use (e.g., airline, cruise or concert tickets, custom-made goods and subscriptions), eBay and/or PayPal could be liable to the buyers of such goods or services, either through its buyer protection program or through chargebacks on payment cards used by customers to fund their payment through PayPal. While we have established reserves based on assumptions and estimates that we believe are reasonable to cover such eventualities, these reserves may be insufficient and our operating results could be adversely affected.
Failure to deal effectively with bad transactions and customer disputes would increase our loss rate and harm our business.
Over the last several years, we have enhanced the buyer and seller protections offered by PayPal in certain eBay marketplaces, and in certain countries for transactions outside of eBay marketplaces. These changes to PayPal's buyer and seller protection program could result in future changes and fluctuations in our Payments transaction loss rate. For the fiscal year ended December 31, 2011 and the three months ended March 31, 2012, our Payments transaction losses (including both direct losses and buyer protection payouts) totaled $246 million and $65 million, representing 0.21% and 0.19% of our net total payment volume, respectively. Beginning in 2009, we have also changed the dispute resolution process for transactions on eBay.com, eBay.co.uk and eBay.de, as described in greater detail above under the caption “Changes to our dispute resolution process could increase our costs and loss rate,” which could result in an increase in our combined eBay and PayPal transaction losses.
PayPal's highly automated and liquid payment service makes PayPal an attractive target for fraud. In configuring its service, PayPal continually strives to maintain the right balance of appropriate measures to promote both convenience and security for customers. Identity thieves and those committing fraud using stolen credit card or bank account numbers can potentially steal large amounts of money from businesses such as PayPal. We believe that several of PayPal's current and former competitors in the electronic payments business have gone out of business or significantly restricted their businesses largely due to losses from this type of fraud. While PayPal uses advanced anti-fraud technologies, we expect that technically knowledgeable criminals will continue to attempt to circumvent PayPal's anti-fraud systems using increasingly sophisticated methods. From time to time, such fraudsters may discover and exploit vulnerabilities that may not immediately be identified and remediated, which may in turn result in one-time increases in fraud and associated transaction losses. In addition, because users frequently use the same passwords for different sites, a data breach of a third party site can result in a spike in transaction losses. Finally, PayPal's service could be subject to employee fraud or other internal security breaches, and PayPal may be required to reimburse customers for any funds stolen as a result of such breaches. Merchants could also request reimbursement, or stop using PayPal, if they are affected by buyer fraud or other types of fraud. Additional fraud risks associated with PayPal's point of sale solutions are described below under the caption “PayPal's point of sale solutions expose us to additional risks."
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
The interpretation and application of specific national or regional laws, such as those related to intellectual property rights of authentic products and those related to selective distribution networks to sellers in other countries listing on the Internet and the potential interpretation and application of laws of multiple jurisdictions (e.g., the jurisdiction of the buyer, the seller, and/or the location of the item being sold) are extremely complicated in the context of cross-border trade. Some of these issues are involved in the L'Oréal and Louis Vuitton Malletier cases (see “Item 1: Legal Proceedings” above). To the extent any interpretation or application of such laws imposes restrictions on, or increases the costs of, purchasing, selling or shipping goods across national borders, our business would be harmed. Any additional factors that increase the costs of purchasing, selling or shipping goods across national borders or make it more difficult to do so in practice, including fluctuations in currency exchange rates, delivery service rates, currency restrictions, export control laws, customs enforcement, court rulings and the application of (or increases in) tariffs, duties or other taxes on imports or exports, or that otherwise would result in a net reduction in cross-border trade on our sites, would adversely affect our business. As part of our ongoing efforts to drive more sales and improve seller efficiency and buyer experience, we are evaluating opportunities to potentially become more actively involved in different aspects of cross-border transactions, which could potentially expose us to additional liability based upon our involvement in aspects of such transactions and/or the actions of our users in more countries.

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
Our servers are also vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, and we have experienced “denial-of-service” type attacks on our system that have, in certain instances, made all or portions of our websites unavailable for periods of time. For example, in December 2010, PayPal was subject to a series of distributed “denial of service” attacks following PayPal's decision to indefinitely restrict the account used by WikiLeaks due to an alleged violation of PayPal's Acceptable Use Policy. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. These issues are likely to become more difficult as we expand the number of places where we operate. Security breaches, including any breaches of our security measures or those of parties with which we have commercial relationships (e.g., our clients and third-party service providers) that result in the unauthorized release of users' personal information, could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our insurance policies carry low coverage limits, which may not be adequate to reimburse us for losses caused by security breaches.
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
We are subject to laws relating to the collection, use, retention, security and transfer of personally identifiable information about our users, especially for financial information and for users located outside of the U.S. As an entity licensed and subject to regulation as a bank in Luxembourg, PayPal (Europe) S.à r.l et Cie, SCA is subject to banking secrecy laws. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between ourselves and our subsidiaries, and between ourselves, our subsidiaries and other parties with which we have commercial relations. In particular, the collection and use of personal information by companies has come under increased regulatory scrutiny. The interpretation and application of user data protection laws are in a state of flux, and may be interpreted and applied inconsistently from country to country. The European Union recently proposed new data laws that give customers additional rights and provide additional restrictions and harsher penalties on companies for illegal collection and misuse of personal information, including restrictions on the use of Internet tracking tools called “cookies”. The European Union has announced proposed changes to the European Data Directive, the Federal Trade Commission, or FTC, and the White House have both proposed U.S. privacy frameworks, and a number of other countries in which we operate have either recently passed privacy legislation or are in the process of doing so. Our current data protection policies and practices may not be consistent with new laws and regulations or evolving interpretations and applications. It is unclear how the application of existing privacy laws and regulations will impact mobile services and technologies, which are evolving rapidly. Complying with these varying international requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.
In addition, we have and post on our websites our own privacy policies and practices concerning the collection, use and disclosure of user data. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any regulatory requirements or orders or other federal, state or international privacy or consumer protection-related laws and regulations (or, in the case of our GSI businesses, any such failure or perceived failure on the part of GSI or GSI's clients) could result in proceedings or actions against us by governmental entities or others (e.g., class action privacy litigation), subject us to significant penalties and negative publicity, require us to change our business practices, increase our costs and adversely affect our business. For example, the FTC has recently entered into an a number of consent decrees with major online companies, including Facebook and Google, to settle allegations of unfair or deceptive privacy practices. The FTC's consent decrees with Facebook and Google require those companies to implement a comprehensive privacy program and undergo regular, independent privacy audits for the next 20 years, among other requirements.
Certain of our businesses, including GSI's interactive marketing services business, utilize “behavioral marketing” (generally, the tracking of a user's online activities) to deliver relevant content to Internet users. The FTC has released a Staff Report with principles to address consumer privacy issues that may arise from behavioral marketing and to encourage industry self-regulation. In March 2012, the FTC issued a final report titled “Protecting Consumer Privacy in an Era of Rapid Change: Recommendations for Businesses and Policymakers,” which details the FTC's perspective on best practices for companies that collect and use consumer data to protect the privacy of consumers. Any such regulations or legislation could, if enacted, prohibit the use of certain technologies, including those that track individuals' activities on the Internet or geolocation via mobile devices. Such laws and regulations could restrict our ability to collect and use page viewing data and personal information, which may reduce demand for our services or require changes to our current business models, which could harm our business.
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
We believe that continuing to strengthen our brands will be critical to achieving widespread acceptance of our services, and will require a continued focus on active marketing efforts across all of our brands. We will need to continue to spend substantial amounts of money on, and devote substantial resources to, advertising, marketing, and other efforts to create and maintain brand loyalty among users. Since 2005, we have significantly increased the number of brands we are supporting, adding Shopping.com, our classified websites (including Den Blå Avis, BilBasen, eBay Classifieds (including eBay Anuncios, eBay Kleinanzeigen and eBay Annunci), Gumtree, Kijiji, LoQUo, Marktplaats.nl, mobile.de and Alamaula), StubHub, Bill Me Later, Gmarket, Milo, WHERE, RedLaser, Zong and GSI, among others. Each of these brands requires its own resources, increasing the costs of our branding efforts. Brand promotion activities may not yield increased revenues, and even if they do, any increased revenues may not offset the expenses incurred in building our brands. Also, major search engine operators that we use to advertise our brands have frequently changing rules that govern the pricing, availability and placement of online advertisements (e.g., paid search, keywords), and changes to these rules could negatively affect our ability to use online advertising to promote our brands in a cost-effective manner. If we fail to promote and maintain our brands, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brands, our business would be harmed.
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
Numerous states and foreign jurisdictions, including the State of California, where our headquarters are located, have regulations regarding “auctions” and the handling of property by “secondhand dealers” or “pawnbrokers.” Several states and some foreign jurisdictions, including France, have attempted, and may attempt in the future, to impose such regulations upon us or our users. Attempted enforcement of these laws against some of our users appears to be increasing. In France, we have been sued by Conseil des Ventes, the French auction regulatory authority, which has alleged that sales on our French website constitute illegal auctions that cannot be performed without its consent. We have won this lawsuit at the trial and appeals court levels, but it may be subject to further appeal. A lawsuit alleging similar claims has been brought against us by two associations of French antique dealers, and is now pending on appeal after we won in the first instance. We intend to vigorously defend against these lawsuits. However, these and other regulatory and licensure claims and enforcement actions could result in costly litigation and, if unsuccessful, we could be required to change the way we or our users do business in ways that increase costs or reduce revenues (for example, by forcing us to prohibit listings of certain items or restrict certain listing formats in some locations). We could also be subject to fines or other penalties, and any of these outcomes could harm our business.
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
As we expand and localize our international activities, we become obligated to comply with the laws of the countries or markets in which we operate. In addition, because our services are accessible worldwide and we facilitate sales of goods and provide services to users worldwide, one or more jurisdictions may claim that we or our users are required to comply with their laws based on the location of our servers or one or more of our users, or the location of the product or service being sold or provided in an ecommerce transaction. For example, in the Louis Vuitton Malletier litigation, we were found liable in France, under French law, for transactions on some of our websites worldwide that did not involve French buyers or sellers (see “Item 1: Legal Proceedings” above). Laws regulating Internet and ecommerce companies outside of the U.S. are generally be less favorable than those in the U.S., giving greater rights to consumers, content owners, competitors, users and other third parties. Compliance may be more costly or may require us to change our business practices or restrict our service offerings, and the imposition of any regulations on us or our users may harm our business. In addition, we may be subject to overlapping legal or regulatory regimes that impose conflicting requirements on us (e.g., in cross-border trade). Our alleged failure to comply with foreign laws could subject us to penalties ranging from criminal prosecution to significant fines to bans on our services, in addition to the significant costs we may incur in defending against such actions.
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
PayPal does not directly access payment card networks, such as Visa and MasterCard, which enable PayPal's acceptance of credit cards and debit cards (including some types of prepaid cards). As a result, PayPal must rely on banks or other payment processors to process transactions, and must pay fees for this service. From time to time, payment card networks have increased, and may increase in the future, the interchange fees and assessments that they charge for each transaction using one of their cards. PayPal's payment card processors have the right to pass any increases in interchange fees and assessments on to PayPal as well as increase their own fees for processing. Changes in interchange fees and assessments could increase PayPal's operating costs and reduce its profit margins. In addition, in some jurisdictions, governments have required Visa and MasterCard to reduce interchange fees, or have opened investigations as to whether Visa or MasterCard's interchange fees and practices violate antitrust law. In the U.S., the financial reform law enacted in 2010 authorizes the Federal Reserve Board to regulate debit card interchange rates and debit card network exclusivity provisions, and in June 2011, the Federal Reserve Board issued a final rule capping debit card interchange fees at significantly lower rates than Visa or MasterCard previously charged. Any material reduction in credit or debit card interchange rates in the U.S. or other markets could jeopardize PayPal's competitive position against traditional credit and debit card processors. While the regulations adopted by the Federal Reserve Board in June 2011 do not treat PayPal as a “payment card network,” future changes to those regulations or to PayPal's business could potentially cause PayPal to be treated as a payment card network, which could subject PayPal to additional regulation and require PayPal to change its business practices, which could reduce PayPal's revenue and adversely affect PayPal's business.
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
The Bill Me Later service relies on third-party merchant processors and payment gateways to process transactions. For the fiscal year ended December 31, 2011 and the three months ended March 31, 2012, approximately 69% and 62%, respectively, of all transaction volume by dollar amount through the Bill Me Later service was settled through the facilities of a single vendor. Any disruption to these third party payment processing and gateway services would adversely affect the Bill Me Later service.
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
We anticipate that the volume of credit extended by WebBank (the financial institution issuing the Bill Me Later credit products) will increase as we continue to enable qualified buyers with a PayPal account to use Bill Me Later as a payment funding option for transactions on eBay.com and on certain merchant websites that accept PayPal. We purchase the receivables relating to these consumer loans extended by the issuing bank, and therefore bear the risk of loss. Like other businesses with significant exposure to losses from consumer credit, the Bill Me Later service faces the risk that account holders will default on their payment obligations, making the receivables uncollectible and creating the risk of potential charge-offs. The rate at which receivables were charged off as uncollectible, or the net charge-off rate, was approximately 4.46% and 4.47%, respectively, for the fiscal year ended December 31, 2011 and the three months ended March 31, 2012. The nonpayment rate among Bill Me Later users may increase due to, among other things, worsening economic conditions, such as a recession in the U.S., and high unemployment rates. Consumers who miss payments on their obligations often fail to repay them, and consumers who file for protection under the bankruptcy laws generally do not repay their credit.

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
Additionally, in providing the Bill Me Later service, we face other risks similar to those faced by PayPal described elsewhere in these Risk Factors, including under the captions “Government inquiries may lead to charges or penalties” and “If our Payments business is found to be subject to or in violation of any laws or regulations, including those governing money transmission, electronic funds transfer, money laundering, terrorist financing, banking and lending, it could be subject to liability, licensure and regulatory approval and may be forced to change its business practices.”
PayPal's retail point of sale solutions expose us to additional risks.
PayPal has recently announced several retail point of sale solutions, including PayPal Here, which enables merchants to use a mobile reader attached to a mobile device (or the device's imbedded camera) to accept payment, as well as in-store pilot programs for new point of sale technologies. As PayPal expands into point of sale transactions, PayPal will face even greater expectations from offline retailers regarding the reliability and availability of its systems and services. PayPal's point of sale solutions may also be targeted by fraudsters; given that our fraud models are less developed in this area, we may experience increases in fraud and associated transaction losses as we adjust to fraudulent activity at the point of sale. The manufacturing and sale of a hardware product (the PayPal Here device) also exposes us to potential product liability claims for which we could have substantial liability. Finally, PayPal's point of sale solutions may subject us to increased exposure to other laws and regulations (e.g., export control regulations).
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
Systems failures and resulting interruptions in the availability of our websites, products or services could harm our business.
We have experienced system failures from time to time, and any interruption in the availability of our websites will reduce our current revenues and profits, could harm our future revenues and profits and could subject us to regulatory scrutiny. Our eBay.com website has been interrupted for periods of up to 22 hours. In April 2012, technical systems issues resulted in eBay.com users being unable to checkout on our sites for a period of several hours. Our PayPal website has suffered intermittent unavailability for periods as long as five days, including unavailability for approximately three hours affecting payments primarily on our ebay.co.uk site in May 2011. Other of our websites (e.g., StubHub, Milo and others), as well as websites of GSI clients and hosted services offered by GSI's interactive marketing services business, have experienced intermittent unavailability from time to time. Any unscheduled interruption in our services results in an immediate, and possibly substantial, loss of revenues, as well as potential service credits or other payments by GSI to its clients. Frequent or persistent interruptions in our services could cause current or potential users to believe that our systems are unreliable, leading them to switch to our competitors or to avoid our sites, and could permanently harm our reputation and brands. Reliability is particularly critical for PayPal, which faces increased expectations on the part of users and merchants regarding the full-time availability of PayPal's services as it seeks to expand its Merchant Services business and gain acceptance of its retail point of sale solutions. Because PayPal is a regulated financial institution, frequent or persistent site interruptions could lead to fines, penalties, or mandatory and costly changes to PayPal's business practices, and ultimately could cause PayPal to lose existing licenses it needs to operate or prevent it from obtaining additional licenses that it needs to expand. Finally, because our customers may use our products for critical transactions, any system failures could result in damage to our customers' businesses. These customers could seek significant compensation from us for their losses. Even if unsuccessful, this type of claim likely would be time-consuming and costly for us to address.
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
If we are unable to cost-effectively upgrade and expand our websites, services and platforms, our business would suffer.

We must constantly add new hardware, update software and add new engineering personnel to accommodate the increased use of our websites and platforms, and the new products and features we regularly introduce. As our PayPal business continues to grow and expand both in terms of geographies and product offerings (e.g., PayPal's retail point of sale solutions), we are focused on updating our PayPal platform to provide increased scale, improved performance and additional built-in functionality addressing regulatory compliance matters (e.g., anti-money laundering). This upgrade process is expensive and time-consuming, and the increased complexity of our websites and the need to support multiple platforms as our portfolio of brands grows increases the cost of additional enhancements. Failure to upgrade our technology, features, transaction processing systems, security infrastructure, or network infrastructure in a timely and cost-effective manner to accommodate increased traffic or transaction volume or changes to our site functionality could harm our business. Adverse consequences could include unanticipated system disruptions, slower response times, degradation in levels of customer support, impaired quality of users' experiences of our services, impaired quality of services for third-party application developers using our externally accessible application programming interfaces and delays in reporting accurate financial information, and could result in customer dissatisfaction and the loss of existing users on our websites. We may be unable to effectively upgrade and expand our systems in a timely manner or smoothly integrate any newly developed or purchased technologies or businesses with our existing systems, and any failure to do so could result in problems on our sites. Further, steps to increase the reliability and redundancy of our systems are expensive, reduce our margins and may not be successful in reducing the frequency or duration of unscheduled downtime.
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
Our international expansion has been rapid and our international business, especially in Germany, Korea and the U.K., has also become critical to our revenues and profits. Net revenues outside the U.S. accounted for approximately 53% and 52% of our net revenues in the fiscal year ended December 31, 2011 and the three months ended March 31, 2012, respectively.
Expansion into international markets, such as our entry into Turkey in May 2011 upon the completion of our acquisition of additional shares in GittiGidiyor and PayPal's entry into emerging markets, are an increasing focus of our business. Geographical expansion requires significant management attention and resources and requires us to localize our services to conform to local cultures, laws, regulations, standards and policies. The commercial, financial, Internet, and transportation infrastructure in developing countries may make it more difficult for us to replicate our business models. Some of these developing countries may have legal regimes in which the application of laws and regulations in the online or mobile context is subject to greater uncertainty, as well as a higher incidence of corruption and fraudulent or unethical business practices, than countries in which we are historically accustomed to operating. In many countries, we compete with local companies that understand the local market better than we do, and we may not benefit from first-to-market advantages. We may not be successful in expanding into particular international markets or in generating revenues from foreign operations. For example, in 2002 we withdrew our eBay marketplace offering from the Japanese market, and in 2007 we contributed our business in China to a joint venture with a local Chinese company. Even if we are successful in developing new markets, we often expect the costs of operating new sites to exceed our net revenues from those sites for at least 12 months in most countries.
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

•	risks associated with cross-border transactions, including those described under the risk factor caption "Any factors that reduce cross-border trade could harm our business," above;

•	potentially higher incidence of fraud and corruption and higher credit and transaction loss risks;

•	cultural ambivalence towards, or non-acceptance of, trading or payments over the Internet or through mobile devices;

•	laws and business practices that favor local competitors or prohibit or limit foreign ownership of certain businesses;

•	difficulties in integrating with local payment providers, including banks, credit and debit card networks and electronic fund transfer systems;

•	differing levels of retail distribution, shipping and Internet and mobile infrastructures;

•	different employee/employer relationships and labor laws, and the existence of workers' councils and labor unions;

•	difficulties in staffing and managing foreign operations;

•	challenges associated with joint venture relationships and minority investments, including dependence on our joint venture partners;

•	difficulties in implementing and maintaining adequate internal controls;

•	longer payment cycles, different accounting practices and greater problems in collecting accounts receivable;

•	potentially adverse tax consequences, including local taxation of our fees or of transactions on our websites;

•	higher Internet service provider costs;

•	differing intellectual property laws;

•	different and more stringent user protection, data protection, privacy and other laws;

•	seasonal reductions in business activity;

•
expenses associated with localizing our products and services, including offering customers the ability to transact business in the local currency and adapting our products and services to local preferences (e.g., payment methods) with which we may have limited or no experience;

•	foreign exchange rate fluctuations;

•	our ability to repatriate funds from abroad without adverse tax consequences;

•	the possibility that foreign governments may impose currency controls or other restrictions on the repatriation of funds;

•	volatility in a specific country's or region's political, economic or military conditions (e.g., in South Korea relating to its disputes with North Korea);

•	challenges associated with maintaining relationships with local law enforcement and related agencies.

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
We have acquired a significant number of businesses, technologies, services and products, including most recently WHI Solutions, Inc.. We expect to continue to evaluate and consider a wide array of potential strategic transactions as part of our overall business strategy, including business combinations, acquisitions and dispositions of businesses, technologies, services, products and other assets, as well as strategic investments and joint ventures. At any given time we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. Any of these transactions could be material to our financial condition and results of operations.
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

•
liability for activities of the acquired company before the acquisition, including intellectual property and other litigation claims or disputes, violations of laws, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities; and

•
the acquisition of new customer and employee personal information, in and of itself, may require regulatory approval and or additional controls, policies and procedures and subject us to additional exposure.

It may take us longer than expected to fully realize the anticipated benefits, such as increased revenue and enhanced efficiencies, of any or all of our acquisitions, and those benefits may ultimately be smaller than anticipated or may not be realized at all, which could adversely affect our business and operating results. Future acquisitions may also require us to issue additional equity securities, spend our cash, or incur debt (and increased interest expense), liabilities and amortization expenses related to intangible assets or write-offs of goodwill, which could adversely affect our results of operations and dilute the economic and voting rights of our stockholders.
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

Our GSI business holds some inventory on behalf of its ecommerce services customers. If GSI is unable to effectively manage and handle this inventory, this may result in unexpected costs that could adversely affect our GSI business. Any theft of such inventory, or damage or interruption to such inventory, including as a result of earthquakes, floods, fire, power loss, labor disputes, terrorist attacks and similar events and disruptions, could result in losses related to such inventory and disruptions to GSI's customers' businesses, which could in turn adversely affect our GSI business.

Our GSI business processes personal information on behalf of its ecommerce services clients. The personal information of customers of certain websites operated by GSI's clients may be regulated under the Gramm-Leach-Bliley Act, the Health Insurance Portability and Accountability Act, the Children's Online Privacy Protection Act, or other privacy laws and regulations. In some cases, GSI's use or disclosure of that information may be restricted by contractual terms, laws and regulations, and any misuse or unpermitted disclosure of that information could negatively impact GSI and its clients.

 GSI's interactive marketing services business relies on email marketing to drive consumer traffic to the websites operated by its clients. Email could become a less effective means of communicating with and marketing to consumers for a variety of reasons, including: problems with technology that make GSI's email communications more difficult to deliver and for consumers to read (e.g., the inability of smart phones or similar communication devices to adequately display email);

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

The application of indirect taxes (such as sales and use tax, value-added tax (VAT), goods and services tax, business tax and gross receipt tax) to ecommerce businesses such as eBay and to our users is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the adoption and growth of the Internet and ecommerce. In many cases, it is not clear how existing statutes apply to the Internet or ecommerce. In addition, some jurisdictions have implemented or may implement laws specifically addressing the Internet or some aspect of ecommerce. For example, the State of New York has passed legislation that requires any out-of-state seller of tangible personal property to collect and remit New York use tax if the seller engages affiliates above certain financial thresholds in New York to perform certain business promotion activities. Several ecommerce companies are challenging this new law. In June 2011, California enacted legislation that required certain out-of-state retailers to collect and remit California use tax on taxable sales to California purchasers when the retailer has a relationship with a person in California that refers customers to the retailer. In September 2011, the California Governor signed into law AB 155, which superseded the prior law and delayed the implementation of such collection and remittance requirements until September 15, 2012 or January 1, 2013 (depending on whether or not the U.S. Congress enacts legislation in this area by July 1, 2012). The new California law is similar to the law passed in New York, but provides exclusions for certain forms of Internet marketing and is limited to retailers who exceed prescribed sales volume thresholds. However, if our sellers who are not already required to collect California sales or use tax believe that their use of our websites requires them to collect California use tax, they may elect to limit their use of our websites rather than collect the tax, which would harm our business. North Carolina, Rhode Island, Illinois, Arkansas and South Dakota have also enacted similar laws related to affiliates, and a number of other states appear to be considering similar legislation. The adoption of such legislation by states where eBay has significant operations that perform certain business promotion activities could result in a use tax collection responsibility for certain of our sellers. This collection responsibility and the additional costs associated with complex use tax collection, remittance and audit requirements would make selling on our websites less attractive for small business retailers, and would harm our business.

The State of Colorado has enacted legislation that takes a different approach by imposing a set of use tax notice and reporting requirements (but not the actual tax collection responsibility) on certain retailers with no physical presence in Colorado. The law is designed to aid Colorado in collecting use tax from Colorado residents who purchase taxable items from out-of-state retailers. The regulation promulgated by the Colorado Department of Revenue excludes from these reporting obligations businesses that sell $100,000 or less into the state in a calendar year, thus limiting the impact on our sellers. The law has been challenged in Federal Court by a number of out-of-state retailers and a Federal District Court has issued an injunction blocking enforcement of the regulations pending a resolution of the case. In March 2012, a federal judge struck down the Colorado law as unconstitutional finding that it discriminated against interstate commerce. It is expected that the State will appeal the decision. Oklahoma has enacted a similar law. While the recent laws in California, New York, North Carolina, Rhode Island, Illinois, Arkansas, South Dakota, Oklahoma and Colorado do not specifically apply to our Marketplaces business, the proliferation of such state legislation, to expand sales and use tax collection on Internet sales, could adversely affect some of our sellers and indirectly harm our business.
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
We do not collect taxes on the goods or services sold by users of our services. One or more states or the federal government or foreign countries may seek to impose a tax collection, reporting or record-keeping obligation on companies that engage in or facilitate ecommerce. Such an obligation could be imposed by legislation intended to improve tax compliance (and legislation to such effect has been contemplated by several states and a number of foreign jurisdictions) or if an eBay company was ever deemed to be the legal agent of the users of our services by a jurisdiction in which eBay operates. In July 2008, the

Housing and Economic Recovery Act of 2008 (H.R. 3221) was signed into law. This law contains provisions that require companies that provide payments over electronic means to users to report to the Internal Revenue Service (IRS) information on payments received by certain customers. The legislation, effective for payments received after December 31, 2010, requires PayPal and other electronic payments processors, as well as StubHub and similar companies, to report to the IRS on customers subject to U.S. income tax who receive more than $20,000 in payments and more than 200 payments in a calendar year, to request tax ID numbers from U.S. taxpayers, track payments by tax ID number and withhold a proportion of payments and forward such withholding to the IRS if customers who receive more than 200 payments do not provide correct and complete information. We have had to modify our software to meet these requirements and expect increased operational costs and changes to our user experience in connection with complying with these reporting obligations. The IRS regulations also require us to collect a certification of non-U.S. taxpayer status from certain international merchants. These requirements may decrease seller activity on our sites and harm our business. Any failure by us to meet these new requirements could result in substantial monetary penalties and other sanctions and could harm our business.
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
Our tickets business, which includes our StubHub business, is subject to numerous risks. Many jurisdictions have laws and regulations covering the resale of event tickets. Some jurisdictions prohibit the resale of event tickets at prices above the face value of the tickets or at all, or highly regulate the resale of tickets, and new laws and regulations or changes to existing laws and regulations imposing these or other restrictions may be adopted that could limit or inhibit our ability to operate, or our users' ability to continue to use, our tickets business. For example, the unauthorized resale of football (soccer) tickets is illegal in the U.K., where a StubHub site was recently launched. Regulatory agencies or courts may claim or hold that we are responsible for ensuring that our users comply with these laws and regulations or that we or our users are either subject to licensure or prohibited from reselling event tickets in their jurisdictions. In October 2007, two plaintiffs filed a purported class action lawsuit in North Carolina Superior Court alleging that StubHub sold (and facilitated and participated in the sale) of concert tickets to plaintiffs with the knowledge that the tickets were resold in violation of North Carolina's maximum ticket resale price law (which has been subsequently amended). In February 2011, the trial court granted plaintiffs' motion for summary judgment, concluding that immunity under the Communications Decency Act did not apply. The trial court further held that StubHub violated the North Carolina unfair and deceptive trade practices statute as it pertained to the two named plaintiffs, and certified its decision for immediate appeal to the North Carolina Court of Appeals. In February 2012, the North Carolina Court of Appeals overturned the lower court's decision. The plaintiffs are appealing the appellate court ruling.
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
Our tickets business is subject to seasonal fluctuations and the general economic and business conditions that impact the sporting events and live entertainment industries. The economic downturn resulted in a decrease in ticket prices sold on our sites and negatively impacted revenue and profits. In addition, a work stoppage, strike or lockout by a professional sports league (for example, the recently ended National Basketball Association lockout) that results in the cancellation of all or a portion of the games in a league's season would harm our tickets business. In addition, a portion of the tickets inventory sold by sellers on the StubHub website is processed by StubHub in digital form. Systems failures, security breaches, theft or other disruptions that result in the loss of such sellers' tickets inventory could materially harm our tickets business.
Our tickets business also faces significant competition from a number of sources, including ticketing service companies (such as Live Nation Entertainment/Ticketmaster, AEG, Comcast-Spectacor and Tickets.com), event organizers (such as professional sports teams and leagues), ticket brokers and online and offline ticket resellers, such as TicketsNow (which is owned by Live Nation Entertainment) and RazorGator. In addition, some ticketing service companies and event organizers have begun to issue event tickets through various forms of electronic ticketing systems that are designed to restrict or prohibit the transferability of such event tickets. Ticketing service companies have also begun to use market-based pricing strategies or dynamic pricing to charge much higher prices than they historically have for premium tickets. Besides charging higher prices, these ticketing service companies have also imposed additional restrictions on transferability for these types of tickets, such as requiring customers to pick up these tickets at will-call with the purchasing credit card. To the extent that event tickets issued in this manner cannot be resold on our websites, or to the extent that we are otherwise unable to compete with these competitors, our tickets business would be harmed. Pursuant to commercial arrangements with certain of its partners, StubHub provides some of its sellers with the ability to conduct integrated resale transactions, which consumers may prefer due to, among other factors, much quicker delivery and lower fraud concerns. These integrations are largely deal-dependent, and these arrangements may not be renewed on favorable terms, or at all.
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
Price increases by, or service terminations, disruptions or interruptions at, companies that provide services to our users and clients (such as postal and delivery services, and our recently announced plans for a global shipping solution intended to facilitate cross-border transactions between buyers and sellers) could also reduce the number of listings on our websites or make it more difficult for our sellers to complete transactions or for us to timely fulfill and ship products sold on the websites operated by GSI's clients, thereby harming our business. The U.S. Postal Service has announced that it is considering closing thousands of local post offices and ending Saturday mail delivery. While we continue to work with global carriers to offer our sellers a variety of shipping options and to enhance our shipping experience, these closures could require certain sellers to utilize alternatives which could be more expensive or inconvenient, which could in turn decrease the velocity of trade on our site, thereby harming our business. In addition, any security breach at a company providing services to our users could also adversely affect our customers and harm our business. We have outsourced certain functions to third-party providers, including some customer support and product development functions, which are critical to our operations. If our service providers do not perform satisfactorily, our operations could be disrupted, which could result in user dissatisfaction and adversely affect our velocity of trade, business, reputation and operating results
Although we generally have been able to renew or extend the terms of contractual arrangements with, or if necessary replace, third parties who provide services to us on acceptable terms, there can be no assurance that we will continue to be able to do so in the future. If any third parties were to stop providing services to us on acceptable terms, including as a result of bankruptcy due to poor economic conditions, we may be unable to procure alternatives from other third parties in a timely and efficient manner and on acceptable terms, or at all. In addition, there can be no assurance that third parties who provide services directly to our users will continue to do so on acceptable terms, or at all.
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
A number of companies offer a variety of services that provide channels for buyers to find and buy items from sellers of all sizes, including online aggregation and classifieds websites such as craigslist (in which we own a minority equity stake), Google Merchant Center, Oodle.com and a number of international websites operated by Schibsted ASA. In certain markets, our fixed-price listing and traditional auction-style listing formats are increasingly being challenged by other formats, such as classifieds. Our classifieds websites, including Den Blå Avis, BilBasen, eBay Classifieds (including eBay Anuncios, eBay Kleinanzeigen and eBay Annunci), Gumtree, Kijiji, LoQUo, Marktplaats.nl, mobile.de and Alamaula, offer classifieds listings in the U.S. and a variety of local international markets. In many markets in which they operate, including in the U.S., our classified platforms compete against more established online and offline classifieds platforms.
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
We also compete with many local, regional and national specialty retailers and exchanges in each of the major categories of products offered on our site. For example, category-specific competitors to offerings in our “Business and Industrial” category include, among others, Alex Lyon, AuctionTime/MachineryTrader, BigIron, CAT Auctions, Deanco, GoIndustry/Go Dove/DoveBid, Henderson Auctions, Hilco, Iron Planet, JJ Kane, Liquidity Services (Liquidation.com, TruckCenter.com, GovLiquidation.com), Martin and Martin, Public Surplus, Purple Wave, Ritchie Brothers and Yoder & Frey, and a variety of online and offline specialty retailers, exchanges and auction houses.
Our international Marketplaces websites compete with similar online and offline channels in each of their vertical categories in most countries. In addition, they compete with general online ecommerce sites such as: Amazon, Rakuten.de, Quelle and Otto in Germany; Leboncoin.fr and PriceMinister (owned by Rakuten) in France; Taobao in China; Tradus (owned by Naspers) in Poland; Yahoo-Kimo in Taiwan; Lotte, Naver and 11th Street in South Korea; Trading Post, OZtion and Aussie Bidder in Australia; and Amazon and Play.com (owned by Rakuten) in the United Kingdom and other countries. In some of these countries, there are online sites that have much larger customer bases and greater brand recognition than we do, as well as competitors that may have a better understanding of local culture and commerce than we do. As our businesses in developing countries grow, we increasingly may compete with domestic competitors which have advantages we do not possess, such as a greater ability to operate under local regulatory authorities.
The principal competitive factors for Marketplaces include the following:

•	ability to attract, retain and engage buyers and sellers;

•	volume of transactions and price and selection of goods;

•	trust in the seller and the transaction;

•	customer service; and

•	brand recognition.

 With respect to our online competition, additional competitive factors include:

•	community cohesion, interaction and size;

•	website ease-of-use and accessibility;

•	system reliability;

•	reliability of delivery and payment;

•	level of service fees; and

•	quality of search tools.

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
PayPal
The markets for PayPal's products are intensely competitive and are subject to rapid technological change, including but not limited to: mobile payments, electronic funds transfer networks starting to allow Internet access, cross-border access to networks, creation of new networks, expansion of prepaid cards and bill pay networks. PayPal faces competition and potential competition from existing online and offline payment methods, including, among others:

•
payment card processors that offer their services to online merchants and multi-channel merchants, including American Express, Chase Paymentech, First Data, Wells Fargo, WorldPay, Barclays Merchant Services, Global Payments, Inc., Square and Stripe, and payment gateways, including CyberSource and Authorize.net (both owned by Visa);

•	money remitters such as MoneyGram, Western Union, Global Payments, Inc. and Euronet;

•	bill payment services, including CheckFree, a subsidiary of Fiserv;

•
processors that provide online merchants the ability to offer their customers the option of paying for purchases from their bank account or paying on credit, including ClearXchange (a joint venture among Wells Fargo, Bank of America and JP Morgan Chase), Western Union's WU Pay, Dwolla, Acculynk, TeleCheck, a subsidiary of First Data, iDEAL in the Netherlands and Sofortuberweisung in Germany;

•
providers of “digital wallet” services that offer customers the ability to pay online or on mobile devices through a variety of payment methods, including the new V.me announced by Visa, American Express's newly-launched Serve and Google Wallet;

•	providers of traditional payment methods, particularly credit cards, checks, money orders and Automated Clearing House transactions;

•	issuers of stored value targeted at online payments, including VisaBuxx, NetSpend, Green Dot, PayNearMe and UKash;

•	mobile payments, including ISIS, Buyster, Mpass, O2 Money, Boku and Crandy, many of which are owned by or supported by major mobile carriers;

•	Amazon Payments, which offers merchants the ability to accept credit card- and bank-funded payments from Amazon's base of online and mobile customers on the merchant's own website;

•	Google Checkout, which has been integrated into the Google Wallet service and which enables the online and mobile payment of merchants using credit cards;

•	AliPay, an online payment services provider which operates primarily in China but has announced plans to expand internationally;

•	Other providers of online account-based payments, such as Skrill, ClickandBuy, Barclays Pingit and Kwixo (primarily in the EU), Paymate and Visa PayClick in Australia;

•	payment services targeting users of social networks and online gaming, including PlaySpan (which Visa has acquired) and Boku;

•
payment services enabling banks to offer their online banking customers the ability to send and receive payments through their bank account, including ZashPay from Fiserv and Popmoney from CashEdge, both of which have announced collaboration agreements with Visa (CashEdge has been acquired by Fiserv); and

•	online shopping services that provide special offers linked to a specific payment provider, such as Visa's RightCliq, MasterCard MarketPlace, TrialPay and Tapjoy.

Some of these competitors have longer operating histories, significantly greater financial, technical, marketing, customer service and other resources, greater name recognition, or a larger base of customers in affiliated businesses than PayPal. PayPal's competitors may respond to new or emerging technologies and changes in customer requirements faster and more effectively than PayPal. Some of these competitors may also be subject to less burdensome licensing, anti-money laundering, counter-terrorist financing and other regulatory requirements than PayPal, which is subject to additional regulations based on, among other factors, its licensure as a bank in Luxembourg. They may devote greater resources to the development, promotion, and sale of products and services than PayPal, and they may offer lower prices. For example, Google Checkout (now integrated into Google Wallet) has in the past offered free payments processing on transactions in an amount proportionate to certain advertising spending with Google. Competing services tied to established banks and other financial institutions may offer greater liquidity and engender greater consumer confidence in the safety and efficacy of their services than PayPal. In addition, in certain countries, such as Germany, Netherlands and Australia, electronic funds transfer is a leading method of payment for both online and offline transactions. As in the U.S., established banks and other financial institutions that do not currently offer online payments could quickly and easily develop such a service.
The principal competitive factors for PayPal include the following:

•	ability to attract, retain and engage both buyers and sellers with relatively low marketing expense;

•	ability to show that sellers will achieve incremental sales by offering PayPal;

•	security of transactions and the ability for buyers to use PayPal without sharing their financial information with the seller;

•	low fees and simplicity of fee structure;

•	ability to develop services across multiple commerce channels, including mobile payments and payments at the physical point of sale;

•	trust in PayPal's dispute resolution and buyer and seller protection programs;

•	customer service; and

•	brand recognition.

With respect to our online competition, additional competitive factors include:

•	website ease-of-use and accessibility;

•	system reliability;

•	data security; and

•	quality of developer tools such as our Application Programming Interfaces and Software Development Kits.

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
We receive scrutiny from various government agencies under U.S. and foreign competition laws. Some jurisdictions also provide private rights of action for competitors or consumers to assert claims of anti-competitive conduct. Other companies and government agencies have in the past and may in the future allege that our actions violate the antitrust or competition laws of the U.S. or other countries, or otherwise constitute unfair competition. Contractual agreements with buyers, sellers, or other companies could give rise to regulatory action or antitrust litigation. Also, our unilateral business practices could give rise to regulatory action or antitrust litigation. Some regulators, particularly those outside of the U.S., may perceive our business to have so much market power that otherwise uncontroversial business practices could be deemed anticompetitive. For example, in the U.S., we have been sued by a plaintiff representing a putative class of sellers who alleges that we have illegally monopolized a market for online auctions. In Korea, the national competition authority has investigated allegations that we have engaged in illegal exclusive conduct and rendered a decision against us in October 2010. The main case was conclusively resolved in our favor, and a related administrative action is on appeal. A further investigation was concluded by the Seoul prosecutor's office, which chose not to bring any charges. The competition authorities in Germany and Australia have conducted investigations (now completed) of various actions taken by our businesses. Such claims and investigations, even if without foundation, typically are very expensive to defend, involve negative publicity and substantial diversion of management time and effort, and could result in significant judgments against us.
In several jurisdictions, we have taken actions designed to improve the security of transactions and the quality of the user experience on our websites. Beginning in June 2008, we have required users in the U.K. to offer PayPal as a payment alternative on most transactions on our localized U.K. website, and since October 2008, we have required sellers on eBay.com to accept one or more accepted payment methods (currently PayPal, credit or debit cards processed through Internet merchant accounts, ProPay, Moneybookers and Paymate) and no longer allow any forms of paper payment, including checks and money orders, to be listed by sellers in the U.S. for most categories of items. While these initiatives are intended to improve and make safer our users' buying experience and/or increase activity on our sites, certain users may be negatively affected by or react negatively to these changes, and may allege that we have (and are abusing) market power. We have faced inquiries from government regulators in various jurisdictions related to such actions. For example, in 2008, both the Australian Competition and Consumer Commission and the Reserve Bank of Australia reviewed our policies requiring sellers to offer PayPal as a payment alternative on most transactions on our localized Australian website and precluding sellers from imposing a surcharge or any other fee for accepting PayPal or other payment methods. We may face similar inquiries from other government regulators in the future. Negative reactions to these changes by our users or government authorities could, among other things, force us to change our operating practices in ways that could harm our business, operating results and profitability.
Our business may be adversely affected by factors that cause our users to spend less time on our websites or mobile applications, including seasonal factors, national events and increased usage of other websites.
Anything that diverts our users from their customary level of usage of our websites or mobile applications could adversely affect our business. We would therefore be adversely affected by geopolitical events such as war, the threat of war, or terrorist activity, and natural disasters, such as hurricanes or earthquakes. Similarly, our results of operations historically have experienced seasonal fluctuations because many of our users reduce their activities on our websites with the onset of good weather during the summer months, and on and around national holidays. In particular, our GSI business is highly seasonal, with the fourth quarter holiday season accounting for a disproportionate amount of GSI's net revenues due to consumers increasing their purchases and businesses increasing their advertising to consumers during that period, and any factors that limit or dampen consumer spending during the fourth quarter holiday season could harm our GSI business. In addition, increased usage of social networking or other entertainment websites or mobile applications may decrease the amount of time users spend on our websites or mobile applications, which could adversely affect our financial results.
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
In 2009, we launched the PayPal Developer Platform to enable third-party developers to access a wide variety of PayPal product and programming code specifications and to connect to select PayPal payment application programming interfaces (APIs). We also began providing a software tool kit for building mobile payments applications, and enabling third-party developers to access certain APIs with respect to our Marketplaces platforms. In June 2011, we launched X.commerce, our integrated open commerce platform initiative, which includes our eBay Developer Program, the PayPal Developer Network and Magento, which provides open source ecommerce platforms and which we acquired in August 2011. There can be no assurance that merchants and third-party developers will develop and maintain applications and services on our open commerce platforms on a timely basis or at all, and a number of factors could cause such third-party developers to curtail or stop development for our platforms. In addition, our business is subject to many regulatory restrictions, which may be contravened by such third party applications. If this were to occur, we could be liable for the regulatory failure and our business could be adversely affected.
There are risks associated with our indebtedness.
At March 31, 2012, we had approximately $2.1 billion in unsecured indebtedness outstanding, as well as $2.5 billion of total available borrowing capacity under our existing commercial paper program and unsecured revolving credit facility (after adjusting for the requirement that we maintain $2 billion of unused borrowing capacity under our revolving credit facility in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due). We may incur additional indebtedness in the future, including under our revolving credit facility or through public or private offerings of debt securities. Our outstanding indebtedness and any additional indebtedness we incur may have important consequences, including, without limitation, the following:

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
We depend on the continued growth of online and mobile commerce.
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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchase activity during the three months ended March 31, 2012 was as follows:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet be Purchased Under the Programs (1)
January 31, 2012	—	$—	—	$880,552,269
February 29, 2012	6,200,090	$34.03	6,200,090	$669,538,721
March 31, 2012	799,910	$36.16	799,910	$640,616,757
	7,000,000		7,000,000

(1)
In September 2010, our Board authorized a stock repurchase program that provides for the repurchase of up to $2.0 billion of our common stock, with no expiration from the date of authorization, for the purpose of offsetting the impact of dilution from our equity compensation programs. During the three months ended March 31, 2012, we repurchased approximately $240 million of our common stock under this stock repurchase program at an average price of $34.27 per share. As of March 31, 2012, approximately $641 million remained available for further purchases of our common stock under this stock repurchase program.

Item 3:	Defaults Upon Senior Securities

Not applicable.

Item 4:	Mine Safety Disclosures

Not applicable.

Item 5:	Other Information

Not applicable.

Item 6:	Exhibits

Exhibit 10.01+*	Offer letter dated March 29, 2012 and executed on March 30, 2012 between the Registrant and David Marcus.
Exhibit 10.02+	Amended and Restated Performance Award Agreement dated as of March 28, 2012 between the Registrant and Chris Saridakis.
Exhibit 12.01	Statement regarding computation of ratio of earnings to fixed charges.
Exhibit 31.01	Certification of Registrant's Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.02	Certification of Registrant's Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.01	Certification of Registrant's Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.02	Certification of Registrant's Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+ Indicates a management contract or compensatory plan or arrangement.
* Filed as an exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2012, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eBay Inc.
Principal Executive Officer:

		By:	/s/ John Donahoe
John Donahoe
President and Chief Executive Officer
Date:	April 20, 2012
Principal Financial Officer:

		By:	/s/ Robert H. Swan
Robert H. Swan
Senior Vice President and Chief Financial Officer
Date:	April 20, 2012
Principal Accounting Officer:

		By:	/s/ Phillip P. DePaul
Phillip P. DePaul
Vice President, Chief Accounting Officer
Date:	April 20, 2012

INDEX TO EXHIBITS

Exhibit 10.01+*	Offer letter dated March 29, 2012 and executed on March 30, 2012 between the Registrant and David Marcus.
Exhibit 10.02+	Amended and Restated Performance Award Agreement dated as of March 28, 2012 between the Registrant and Chris Saridakis.
Exhibit 12.01	Statement regarding computation of ratio of earnings to fixed charges.
Exhibit 31.01	Certification of Registrant's Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.02	Certification of Registrant's Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.01	Certification of Registrant's Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.02	Certification of Registrant's Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+ Indicates a management contract or compensatory plan or arrangement.
* Filed as an exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2012, and incorporated herein by reference.