Form 10-Q
period 2012-06-30
EBAY INC
filed 2012-07-19
CIK 1065088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 16, 2012, there were 1,288,670,071 shares of the registrant's common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements
eBay Inc.
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2012	December 31, 2011
	(In millions, except par value amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,038	$4,691
Short-term investments	1,716	1,238
Accounts receivable, net	648	682
Loans and interest receivable, net	1,621	1,501
Funds receivable and customer accounts	4,295	3,968
Other current assets	960	581
Total current assets	13,278	12,661
Long-term investments	2,630	2,453
Property and equipment, net	2,238	1,986
Goodwill	8,417	8,365
Intangible assets, net	1,272	1,406
Other assets	423	449
Total assets	$28,258	$27,320
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$564	$565
Accounts payable	257	282
Funds payable and amounts due to customers	4,295	3,968
Accrued expenses and other current liabilities	1,468	1,511
Deferred revenue	137	110
Income taxes payable	79	298
Total current liabilities	6,800	6,734
Deferred and other tax liabilities, net	956	1,073
Long-term debt	1,518	1,525
Other liabilities	72	58
Total liabilities	9,346	9,390
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock, $0.001 par value; 3,580 shares authorized; 1,288 and 1,286 shares outstanding	2	2
Additional paid-in capital	11,545	11,145
Treasury stock at cost, 264 and 249 shares	(7,750)	(7,155)
Retained earnings	14,651	13,389
Accumulated other comprehensive income	464	549
Total stockholders' equity	18,912	17,930
Total liabilities and stockholders' equity	$28,258	$27,320

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions, except per share amounts)
	(Unaudited)
Net revenues	$3,398	$2,760	$6,675	$5,306
Cost of net revenues	987	773	1,970	1,502
Gross profit	2,411	1,987	4,705	3,804
Operating expenses:
Sales and marketing	717	608	1,394	1,141
Product development	394	297	768	572
General and administrative	390	392	762	685
Provision for transaction and loan losses	131	118	265	225
Amortization of acquired intangible assets	84	53	168	97
Total operating expenses	1,716	1,468	3,357	2,720
Income from operations	695	519	1,348	1,084
Interest and other, net	38	28	69	31
Gain (loss) on divested businesses	118	(256)	118	(256)
Income before income taxes	851	291	1,535	859
Provision for income taxes	(159)	(8)	(273)	(100)
Net income	$692	$283	$1,262	$759
Net income per share:
Basic	$0.54	$0.22	$0.98	$0.59
Diluted	$0.53	$0.22	$0.96	$0.58
Weighted average shares:
Basic	1,291	1,297	1,290	1,297
Diluted	1,309	1,315	1,309	1,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)
	(Unaudited)
Net income	$692	$283	$1,262	$759
Other comprehensive income (loss), before tax and net of reclassification adjustments:
Foreign currency translation	(328)	163	(111)	517
Unrealized gains (losses) on investments, net	(180)	(18)	37	103
Unrealized gains (losses) on hedging activities, net	42	1	(17)	(42)
Other comprehensive income (loss), before tax	(466)	146	(91)	578
Tax benefit (provision) related to items of other comprehensive income	66	7	6	(38)
Other comprehensive income (loss), net tax	(400)	153	(85)	540
Comprehensive income	$292	$436	$1,177	$1,299

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income	$1,262	$759
Adjustments:
Provision for transaction and loan losses	265	225
Depreciation and amortization	571	401
Stock-based compensation	238	238
(Gain) loss on divested businesses	(118)	256
Gain on acquisition of a business	—	(17)
Changes in assets and liabilities, net of acquisition effects	(919)	(380)
Net cash provided by operating activities	1,299	1,482
Cash flows from investing activities:
Purchases of property and equipment, net	(599)	(388)
Changes in principal loans receivable, net	(155)	(99)
Purchases of investments	(1,344)	(1,229)
Maturities and sales of investments	629	860
Acquisitions, net of cash acquired	(133)	(2,847)
Proceeds from divested business, net of cash disposed	144	—
Other	(16)	(102)
Net cash used in investing activities	(1,474)	(3,805)
Cash flows from financing activities:
Proceeds from issuance of common stock	225	156
Repurchases of common stock	(595)	(781)
Excess tax benefits from stock-based compensation	68	59
Tax withholdings related to net share settlements of restricted stock awards and units	(132)	(114)
Net borrowings under commercial paper program	—	700
Repayment of acquired debt	—	(186)
Funds receivable and customer accounts	(328)	(763)
Funds payable and amounts due to customers	328	763
Net cash (used in) provided by financing activities	(434)	(166)
Effect of exchange rate changes on cash and cash equivalents	(44)	178
Net (decrease) increase in cash and cash equivalents	(653)	(2,311)
Cash and cash equivalents at beginning of period	4,691	5,577
Cash and cash equivalents at end of period	$4,038	$3,266
Supplemental cash flow disclosures:
Cash paid for interest	$15	$14
Cash paid for income taxes	$639	$136
Non-cash investing and financing activities:
Common stock options assumed pursuant to acquisition	$—	$25
Note receivable from divested business	$—	$287

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions, except per share amounts)
Numerator:
Net income	$692	$283	$1,262	$759
Denominator:
Weighted average common shares - basic	1,291	1,297	1,290	1,297
Dilutive effect of equity incentive plans	18	18	19	20
Weighted average common shares - diluted	1,309	1,315	1,309	1,317
Net income per share:
Basic	$0.54	$0.22	$0.98	$0.59
Diluted	$0.53	$0.22	$0.96	$0.58
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	8	18	12	16

Note 3 - Business Combinations and Divestitures
During the six months ended June 30, 2012, we completed two acquisitions, which are included in our Marketplaces segment, for aggregate purchase consideration of approximately $138 million, consisting primarily of cash. The allocation of the purchase consideration resulted in net liabilities of $20 million, purchased intangible assets of $67 million and goodwill of $92 million. The allocations of the purchase price for these acquisitions has been prepared on a preliminary basis and changes to those allocations may occur as additional information becomes available. The consolidated financial statements include the operating results of the acquired businesses since the respective dates of the acquisitions. Pro forma results of operations have not been presented because the effect of the acquisitions were not material to our financial results.
In May 2012, we completed the sale of Rent.com for proceeds of approximately $145 million resulting in a gain of approximately $118 million. The results of operations from Rent.com are not material to any period presented.
GSI
We acquired GSI on June 17, 2011. In conjunction with the acquisition of GSI, we immediately divested 100 percent of GSI's licensed sports merchandise business and 70 percent of GSI's ShopRunner and RueLaLa businesses (together, the "divested businesses").
Pro forma financial information
The unaudited pro forma financial information in the table below summarizes the combined results of our operations and those of GSI for the period shown as though the acquisition of GSI and the sale of the divested businesses had occurred as of the beginning of fiscal year 2011. The unaudited pro forma financial information for the period presented includes the business combination accounting effects of the acquisition, including amortization charges from acquired intangible assets. The unaudited pro forma financial information presented below is for informational purposes only, is subject to a number of estimates, assumptions and other uncertainties, and is not indicative of the results of operations that would have been achieved if the acquisition and divestiture had taken place at January 1, 2011. The unaudited pro forma financial information is as follows (in millions, except per share amounts):

Six Months Ended June 30,
2011
Total revenues	$5,692
Net income	700
Basic earnings per share	0.54
Diluted earnings per share	$0.53

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 4 — Goodwill and Intangible Assets

Goodwill

The following table presents goodwill balances and adjustments to those balances for each of our reportable segments during the six months ended June 30, 2012:

	December 31, 2011	Goodwill Acquired	Disposals	Adjustments	June 30, 2012
	(In millions)
Reportable segments:
Marketplaces	$4,537	$92	$(21)	$(1)	$4,607
Payments	2,515	—	—	—	2,515
GSI	1,293	—	—	(18)	1,275
Corporate and other	47	—	—	1	48
	$8,392	$92	$(21)	$(18)	$8,445

Investments accounted for under the equity method of accounting are classified on our balance sheet as long-term investments. Such investment balances include any related goodwill. As of June 30, 2012 and December 31, 2011, the goodwill related to our equity method investments was approximately $27 million.

The adjustments to goodwill during the six months ended June 30, 2012 were due primarily to changes in tax items and foreign currency translation.

Intangible Assets

The components of identifiable intangible assets are as follows:

	June 30, 2012				December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
	(In millions, except years)
Intangible assets:
Customer lists and user base	$1,627	$(865)	$762	5	$1,633	$(787)	$846	5
Trademarks and trade names	715	(499)	216	5	730	(469)	261	5
Developed technologies	518	(281)	237	4	498	(249)	249	3
All other	199	(142)	57	4	182	(132)	50	4
	$3,059	$(1,787)	$1,272		$3,043	$(1,637)	$1,406

Amortization expense for intangible assets was $109 million and $66 million for the three months ended June 30, 2012 and 2011, respectively. Amortization expense for intangible assets was $218 million and $123 million for the six months ended June 30, 2012 and 2011, respectively.

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

The following tables summarize the financial performance of our reporting segments and reconciliation to our consolidated operating results for the periods reflected below (data for the three and six months ended June 30, 2011 include GSI since the date of acquisition):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)
Net Revenue
Marketplaces
Net transaction revenues	$1,491	$1,350	$2,916	$2,634
Marketing services and other revenues	323	313	626	583
	1,814	1,663	3,542	3,217
Payments
Net transaction revenues	1,234	991	2,450	1,934
Marketing services and other revenues	123	82	216	131
	1,357	1,073	2,666	2,065
GSI
Net transaction revenues	164	16	346	16
Marketing services and other revenues	57	8	112	8
	221	24	458	24
Corporate and other
Marketing services and other revenues	10	—	16	—

Elimination of inter-segment net revenue (1)	(4)	—	(7)	—
Total consolidated net revenue	$3,398	$2,760	$6,675	$5,306

Operating income (loss)
Marketplaces	$719	$645	$1,388	$1,274
Payments	350	235	695	456
GSI	10	—	33	—
Corporate and other	(384)	(361)	(768)	(646)
Total operating income (loss)	$695	$519	$1,348	$1,084

(1) Represents revenue generated between our reportable segments.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 6 — Fair Value Measurement of Assets and Liabilities

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011:

Description	Balance as of June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents	$4,038	$4,038	$—
Short-term investments:
Restricted cash	17	17	—
Corporate debt securities	990	—	990
Government and agency securities	1	—	1
Time deposits	92	—	92
Equity instruments	616	616	—
Total short-term investments	1,716	633	1,083
Derivatives	96	—	96
Long-term investments:
Corporate debt securities	2,393	—	2,393
Government and agency securities	57	—	57
Total long-term investments	2,450	—	2,450
Total financial assets	$8,300	$4,671	$3,629

Liabilities:
Derivatives	$39	$—	$39

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents	$4,691	$4,691	$—
Short-term investments:
Restricted cash	20	20	—
Corporate debt securities	448	—	448
Government and agency securities	42	—	42
Time deposits	82	—	82
Equity instruments	646	646	—
Total short-term investments	1,238	666	572
Derivatives	112	—	112
Long-term investments:
Restricted cash	1	1	—
Corporate debt securities	2,186	—	2,186
Government and agency securities	71	—	71
Total long-term investments	2,258	1	2,257
Total financial assets	$8,299	$5,358	$2,941

Liabilities:
Derivatives	$60	$—	$60

Our financial assets and liabilities are valued using market prices on both active markets (level 1) and less active markets (level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments or identical instruments in less active markets. The majority of our derivative instruments are valued using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as equity prices, interest rate yield curves, option volatility and currency rates. Our derivative instruments are primarily short-term in nature, generally one month to one year in duration. Cash and cash equivalents are short-term, highly liquid investments with original or remaining maturities of three months or less when purchased and are comprised primarily of bank deposits and money market funds.

In addition to the long-term investments noted above, we had approximately $175 million and $190 million of cost and equity method investments included in long-term investments on our condensed consolidated balance sheet at June 30, 2012 and our consolidated balance sheet at December 31, 2011, respectively. At June 30, 2012 and December 31, 2011, we also held $5 million of time deposits classified as held to maturity, which are recorded at amortized cost.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 7 — Derivative Instruments

Fair Value of Derivative Contracts

The fair value of our outstanding derivative instruments as of June 30, 2012 and December 31, 2011 was as follows:

	Derivative Assets Reported in Other Current Assets		Derivative Liabilities Reported in Other Current Liabilities
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$60	$75	$5	$3
Foreign exchange contracts not designated as hedging instruments	24	29	34	57
Other contracts not designated as hedging instruments	12	8	—	—
Total fair value of derivative instruments	$96	$112	$39	$60

Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following table summarizes the activity of derivative contracts that qualify for hedge accounting as of June 30, 2012 and December 31, 2011, and the impact of designated derivative contracts on accumulated other comprehensive income for the six months ended June 30, 2012:

	December 31, 2011	Amount of gain (loss) recognized in other comprehensive income (effective portion)	Amount of gain (loss) reclassified from accumulated other comprehensive income to net revenue and operating expense (effective portion)	June 30, 2012
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$72	$24	$41	$55

The following table summarizes the activity of derivative contracts that qualify for hedge accounting as of June 30, 2011 and December 31, 2010, and the impact of designated derivative contracts on accumulated other comprehensive income for the six months ended June 30, 2011:

	December 31, 2010	Amount of gain (loss) recognized in other comprehensive income (effective portion)	Amount of gain (loss) reclassified from accumulated other comprehensive income to net revenue and operating expense (effective portion)	June 30, 2011
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$14	$(41)	$2	$(29)

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Effect of Derivative Contracts on Condensed Consolidated Statement of Income

The following table provides the location in our financial statements of the recognized gains or losses related to our derivative instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)
Foreign exchange contracts designated as cash flow hedges recognized in net revenues	$14	$(10)	$26	$(17)
Foreign exchange contracts designated as cash flow hedges recognized in operating expenses	4	(5)	9	(5)
Foreign exchange contracts not designated as hedging instruments recognized in interest and other, net	(11)	—	(8)	(7)
Other contracts not designated as hedging instruments recognized in interest and other, net	—	—	4	—
Total gain (loss) recognized from derivative contracts in the condensed consolidated statement of income	$7	$(15)	$31	$(29)

Note 8 - Debt
The following table summarizes the carrying value of our outstanding debt:

	Coupon	Carrying Value as of	Effective	Carrying Value as of	Effective
	Rate	June 30, 2012	Interest Rate	December 31, 2011	Interest Rate
	(In millions, except percentages)
Long-Term Debt
Senior notes due 2013	0.875%	$400	0.946%	$400	0.946%
Senior notes due 2015	1.625%	598	1.703%	598	1.703%
Senior notes due 2020	3.250%	498	3.319%	497	3.319%
Total senior notes		1,496		1,495
Note payable		14		15
Capital lease obligations		8		15
Total long-term debt		$1,518		$1,525

Short-Term Debt
Commercial paper		$550		$550
Note payable		2		2
Capital lease obligations		12		13
Total short-term debt		564		565
Total Debt		$2,082		$2,090
Senior Notes
The effective rates for the fixed-rate debt include the interest on the notes and the accretion of the discount. Interest on these notes is payable semiannually on April 15 and October 15. Interest expense associated with these notes, including amortization of debt issuance costs, during the three and six months ended June 30, 2012 was approximately $8 million and $16 million, respectively. At June 30, 2012, the estimated fair value of all these senior notes included in long-term debt was approximately $1.5 billion based on market prices on less active markets (Level 2).

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
Capital Lease Obligations
We acquired certain warehouse equipment and computer hardware and software under capital leases as part of our acquisition of GSI. The capital leases have maturity dates ranging from July 2012 to February 2016 and bear interest at rates ranging from 3% to 9% per annum. The present value of future minimum capital lease payments as of June 30, 2012 was as follows (in millions):

Gross capital lease obligations	$21
Imputed interest	(1)
Total present value of future minimum capital lease payments	$20
Commercial Paper
We have a $2 billion commercial paper program pursuant to which we may issue commercial paper notes with maturities of up to 397 days from the date of issue. As of June 30, 2012, $550 million aggregate principal amount of commercial paper notes were outstanding, with a weighted average interest rate of 0.19% per annum, and a weighted average remaining term of 79 days.
Credit Agreement
As of June 30, 2012, no borrowings or letters of credit were outstanding under our $3 billion credit agreement. As described above, we have a $2 billion commercial paper program and maintain $2 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due. As a result, at June 30, 2012, $1 billion of borrowing capacity was available for other purposes permitted by the credit agreement.
As of June 30, 2012, we were in compliance with all covenants in our outstanding debt instruments.

Note 9 — Commitments and Contingencies

Commitments

 As of June 30, 2012, approximately $11 billion of unused credit was available to Bill Me Later accountholders. The individual lines of credit that make up this unused credit are subject to periodic review and termination by the chartered financial institution that is the issuer of Bill Me Later credit products based on, among other things, account usage and customer creditworthiness. Currently, when a consumer makes a purchase using a Bill Me Later credit product, the chartered financial institution extends credit to the consumer, funds the extension of credit at the point of sale and advances funds to the merchant. We subsequently purchase the receivables related to the consumer loans extended by the chartered financial institution and, as a result of the purchase, bear the risk of loss in the event of loan defaults. Although the chartered financial institution continues to own each customer account, we own the related receivable, and Bill Me Later is responsible for all servicing functions related to the account.

Litigation and Other Legal Matters

Overview
We are involved in legal proceedings on an ongoing basis. If we believe that a loss arising from such matters is probable and can be reasonably estimated, we accrue the estimated liability in our financial statements. If only a range of estimated losses can be determined, we accrue an amount within the range that, in our judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we accrue the low end of the range. Amounts accrued for legal proceedings for which we believe a loss is probable were not material for the six months ended June 30, 2012. Except as otherwise noted, we have concluded that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our accruals are also not material. For those proceedings in which an unfavorable outcome is reasonably possible but not probable, we have disclosed an estimate of the reasonably possible loss or range of losses or we have concluded that an estimate of the reasonably possible loss or range of

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

losses arising directly from the proceeding (i.e., monetary damages or amounts paid in judgment or settlement) are not material. If we cannot estimate the probable or reasonably possible loss or range of losses arising from a legal proceeding, we have disclosed that fact.
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

Specific Matters

In August 2006, Louis Vuitton Malletier and Christian Dior Couture filed two lawsuits in the Paris Court of Commerce against eBay Inc. and eBay International AG. Among other things, the complaint alleged that we violated French tort law by negligently broadcasting listings posted by third parties offering counterfeit items bearing plaintiffs' trademarks and by purchasing certain advertising keywords. Around September 2006, Parfums Christian Dior, Kenzo Parfums, Parfums Givenchy, and Guerlain Société also filed a lawsuit in the Paris Court of Commerce against eBay Inc. and eBay International AG. The complaint alleged that we had interfered with the selective distribution network the plaintiffs established in France and the European Union by allowing third parties to post listings offering genuine perfumes and cosmetics for sale on our websites. In June 2008, the Paris Court of Commerce ruled that eBay and eBay International AG were liable for failing to prevent the sale of counterfeit items on its websites that traded on plaintiffs' brand names and for interfering with the plaintiffs' selective distribution network. The court awarded plaintiffs approximately EUR 38.6 million in damages and issued an injunction (enforceable by daily fines of up to EUR 100,000) prohibiting all sales of perfumes and cosmetics bearing the Dior, Guerlain, Givenchy and Kenzo brands over all worldwide eBay sites to the extent that they are accessible from France. We appealed this decision, and in September 2010, the Paris Court of Appeal reduced the damages award to EUR 5.7 million and modified the injunction. We further appealed this decision to the French Supreme Court, and in May 2012, the French Supreme Court ruled that the appeal court should not have assumed jurisdiction upon activity that took place on the eBay.com site and that the injunction was too broad insofar as it did not exclude private sales. The court also noted that the appeal court had not sufficiently dealt with assertions that the plaintiffs' distribution contracts were not valid. Those matters will now be remanded to the Paris Court of Appeal. In 2009, plaintiffs filed an action regarding our compliance with the original injunction, and in November 2009, the court awarded the plaintiffs EUR 1.7 million (the equivalent of EUR 2,500 per day) and indicated that as a large Internet company we should do a better job of enforcing the injunction. Parfums Christian Dior has filed another motion relating to our compliance with the injunction. We have taken measures to comply with the injunction and have appealed these rulings, noting, among other things, the modification of the initial injunction. In light of the French Supreme Court ruling mentioned above, we asked the court to stay proceedings with respect to enforcement of the injunction pending the retrial of the matters on appeal, and this request has been granted. However, these and similar suits may force us to modify our business practices, which could lower our revenue, increase our costs, or make our websites less convenient to our customers. Any such results could materially harm our business. Other brand owners have also filed suit against us or have threatened to do so in numerous different jurisdictions, seeking to hold us liable for, among other things, alleged counterfeit items listed on our websites by third parties, “tester” and other not for resale consumer products listed on our websites by third parties, alleged misuse of trademarks in listings, alleged violations of selective distribution channel laws, alleged violations of parallel import laws, alleged non-compliance with consumer protection laws and in connection with paid search advertisements. We have prevailed in some of these suits, lost in others, and many are in various stages of appeal. We continue to believe that we have meritorious defenses to these suits and intend to defend ourselves vigorously.

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

eBay's Korean subsidiary, IAC (which has merged into Gmarket and is now named eBay Korea), has notified its approximately 20 million users of a January 2008 data breach involving personally identifiable information including name, address, resident registration number and some transaction and refund data (but not including credit card information or real time banking information). Approximately 149,000 users have sued IAC over this breach in several lawsuits in Korean courts and more may do so in the future (including after final determination of liability). Trial for a group of four representative suits began in August 2009 in the Seoul District Court, and trial for a group of 23 other suits began in September 2009 in the Seoul District Court. There is some precedent in Korea for a court to grant “consolation money” for data breaches without a specific finding of harm from the breach. Such precedents have involved payments of up to approximately $200 per user. In January 2010, the Seoul District Court ruled that IAC had met its obligations with respect to defending the site from intrusion and, accordingly, had no liability for the breach. This ruling has been appealed by approximately 34,000 plaintiffs to the Seoul High Court, where it is currently being heard de novo. A decision is expected in the second half of 2012 or in early 2013.

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

From time to time, we are involved in other disputes or regulatory inquiries that arise in the ordinary course of business, including suits by our users (individually or as class actions) alleging, among other things, improper disclosure of our prices, rules or policies, that our prices, rules, policies or customer/user agreements violate applicable law, or that we have not acted in conformity with such prices, rules, policies or agreements. The number and significance of these disputes and inquiries are increasing as our company has grown larger, our businesses have expanded in scope and our products and services have increased in complexity. Any claims or regulatory actions against us, whether meritorious or not, could be time consuming, result in costly litigation, damage awards (including statutory damages for certain causes of action in certain jurisdictions), injunctive relief or increased costs of doing business through adverse judgment or settlement, require us to change our business practices in expensive ways, require significant amounts of management time, result in the diversion of significant operational resources or otherwise harm our business.

Indemnification Provisions

In the ordinary course of business, we have included limited indemnification provisions in certain of our agreements with parties with which we have commercial relations, including our standard marketing, promotions and application-programming-interface license agreements. Under these contracts, we generally indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with claims by a third party with respect to our domain names, trademarks, logos and other branding elements to the extent that such marks are applicable to our

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

performance under the subject agreement. In certain cases, we have agreed to provide indemnification for intellectual property infringement. GSI has provided in many of its major online commerce agreements an indemnity for other types of third-party claims, which are indemnities mainly related to various intellectual property rights, and we have provided similar indemnities in a limited number of agreements for our other businesses. In our PayPal business, we have provided an indemnity to our payment processors in the event of certain third-party claims or card association fines against the processor arising out of conduct by PayPal or PayPal customers. In connection with the sale of Skype Technologies, S.A. ("Skype") in November 2009, we made certain customary warranties to the buyer in the purchase agreement. Our liability to the buyer for inaccuracies in these warranties is generally subject to certain limitations. With respect to certain specified litigation matters involving Skype that were pending as of the closing of the transaction, we also agreed, among other things, to bear 50% of the cost of any monetary judgment that is rendered in respect of those matters. It is not possible to determine the maximum potential loss under these indemnification provisions due to our limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, losses recorded in our statement of income in connection with our indemnification provisions have not been significant, either individually or collectively.

Off-Balance Sheet Arrangements

As of June 30, 2012, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

In Europe, we have two cash pooling arrangements with a financial institution for cash management purposes. These arrangements allow for cash withdrawals from this financial institution based upon our aggregate operating cash balances held in Europe within the same financial institution (“Aggregate Cash Deposits”). These arrangements also allow us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income. As of June 30, 2012, we had a total of $5 billion in cash withdrawals offsetting our $5 billion in Aggregate Cash Deposits held within the same financial institution under these cash pooling arrangements.

Based on differences in regulatory requirements and commercial law in the jurisdictions where PayPal operates, PayPal holds customer balances either as direct claims against PayPal or as an agent or custodian on behalf of PayPal's customers. Customer funds held by PayPal as an agent or custodian on behalf of our customers are not reflected in our condensed consolidated balance sheet. These off-balance sheet funds totaled approximately $3 billion as of June 30, 2012 and December 31, 2011. These funds include funds held on behalf of U.S. customers that are deposited in bank accounts insured by the Federal Deposit Insurance Corporation (subject to applicable limits).

Note 10 — Stock Repurchase Programs

In September 2010, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $2 billion of our common stock, with no expiration from the date of authorization. In June 2012, our Board authorized an additional stock repurchase program that provides for the repurchase of up to an additional $2 billion of our common stock, with no expiration from the date of authorization. These stock repurchase programs are intended to offset the impact of dilution from our equity compensation programs. The stock repurchase activity under our stock repurchase programs during the first six months of 2012 is summarized as follows:

	Shares Repurchased	Average Price per Share	Value of Shares Repurchased	Remaining Amount Authorized
	(In millions, except per share amounts)
Balance at January 1, 2012	35	$31.55	$1,119	$881
Authorization of additional plan in June 2012				2,000
Repurchase of common stock	16	37.16	595	(595)
Balance at June 30, 2012	51	$33.30	$1,714	$2,286

These repurchased shares were recorded as treasury stock and were accounted for under the cost method. No repurchased shares have been retired.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 11 — Stock-Based Plans

Stock Option Activity

The following table summarizes stock option activity for the six-month period ended June 30, 2012:

Options
(In millions)
Outstanding at January 1, 2012	40
Granted and assumed	2
Exercised	(7)
Forfeited/expired/canceled	(2)
Outstanding at June 30, 2012	33

The weighted average exercise price of stock options granted during the period was $36.34 per share and the related weighted average grant date fair value was $11.10 per share.

Restricted Stock Unit Activity

The following table summarizes restricted stock unit ("RSU") activity for the six-month period ended June 30, 2012:

Units
(In millions)
Outstanding at January 1, 2012	40
Awarded and assumed	16
Vested	(12)
Forfeited	(2)
Outstanding at June 30, 2012	42

The weighted average grant date fair value for RSUs awarded during the period was $36.60 per share.

 Stock-Based Compensation Expense

The impact on our results of operations of recording stock-based compensation expense for the three and six months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)
Cost of net revenues	$14	$14	$28	$29
Sales and marketing	34	34	64	68
Product development	37	34	67	65
General and administrative	42	37	79	76
Total stock-based compensation expense	$127	$119	$238	$238
Capitalized in product development	$3	$4	$10	$8

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Valuation Assumptions

We calculated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Risk-free interest rate	0.73%	1.18%	0.72%	1.24%
Expected life (in years)	4.0	3.7	4.0	3.8
Dividend yield	—%	—%	—%	—%
Expected volatility	38%	38%	38%	38%

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

Note 12 — Income Taxes

The following table reflects changes in unrecognized tax benefits for the six-month period ended June 30, 2012:

(In millions)
Gross amounts of unrecognized tax benefits as of January 1, 2012	$286
Increases related to prior period tax positions	33
Decreases related to prior period tax positions	(4)
Increases related to current period tax positions	7
Settlements	—
Gross amounts of unrecognized tax benefits as of June 30, 2012	$322

As of June 30, 2012 and December 31, 2011, our liabilities for unrecognized tax benefits were included in deferred and other tax liabilities, net. The increase in liabilities for unrecognized tax benefits for the first six months of 2012 relates to the point at which certain foreign earnings became subject to U.S taxation.

We recognize interest and/or penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties accrued as of June 30, 2012 and December 31, 2011 was approximately $109 million and $83 million, respectively.

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

During the three and six months ended June 30, 2012, we provided for U.S. income and foreign withholding taxes on approximately 15% of our non-U.S. subsidiaries' undistributed earnings. The remaining portion of our non-U.S. subsidiaries undistributed earnings is intended to be indefinitely reinvested in our international operations; upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes (subject to adjustments for foreign

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

tax credits). It is not practicable to determine the income tax liability that might be incurred if the indefinitely reinvested earnings were to be distributed. On a regular basis, we develop cash forecasts to estimate our cash needs internationally and domestically. We consider projected cash needs for, among other things, investments in our existing businesses, potential acquisitions and capital transactions, including repurchases of our common stock and debt repayments. We estimate the amount of cash available or needed in the jurisdictions where these investments are expected, as well as our ability to generate cash in those jurisdictions and our access to capital markets. Such an analysis enables us to conclude whether or not we will indefinitely reinvest the current period's foreign earnings.

Our effective tax rate differs from the U.S. federal statutory rate due primarily to lower tax rates associated with certain earnings from our operations outside the U.S.

Note 13 - Loans and Interest Receivable, Net
Loans and interest receivable represent purchased consumer receivables arising from loans made by a partner chartered financial institution to individual consumers in the U.S. to purchase goods and services through our Bill Me Later merchant network. During the three months ended June 30, 2012 and 2011, we purchased approximately $696 million and $499 million, respectively, in consumer receivables. During the six months ended June 30, 2012 and 2011, we purchased approximately $1.3 billion and $930 million, respectively, in consumer receivables. Loans and interest receivable are reported at their outstanding principal balances, net of allowances, including unamortized deferred origination costs and estimated collectible interest and fees. We use a consumer's FICO score, among other measures, in evaluating the credit quality of our consumer receivables. A FICO score is a type of credit score that lenders use to assess an applicant's credit risk and whether to extend credit. Individual FICO scores generally are obtained each quarter the consumer has an outstanding loan receivable owned by Bill Me Later. The weighted average consumer FICO score related to our loans and interest receivable balance outstanding at June 30, 2012 was 690 as compared to 692 at December 31, 2011. As of June 30, 2012 and December 31, 2011, approximately 56.4% and 59.3%, respectively, of our loans and interest receivable balance was due from consumers with FICO scores greater than 680, which is generally considered "prime" by the consumer credit industry. As of June 30, 2012, approximately 90% of our loans and interest receivable portfolio was current.
The following table summarizes the activity in the allowance for loans and interest receivable:

	Six Months Ended June 30,
	2012	2011
	(In millions)
Balance as of January 1	$59	$42
Charge-offs	(59)	(36)
Recoveries	5	4
Provision	66	34
Balance as of June 30	$71	$44

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Net revenues for the three months ended June 30, 2012 increased 23% to $3.4 billion, compared to the same period of the prior year, driven primarily by increases in net revenues from PayPal of 26%, Marketplaces of 9% and net revenues of $221 million from GSI. For the three months ended June 30, 2012, our operating margin increased to 20% from 19% in the same period of the prior year, driven primarily by the impact of GSI acquisition-related costs incurred in the second quarter 2011. For the three months ended June 30, 2012, our diluted earnings per share increased to $0.53, a $0.31 increase compared to the same period of the prior year, driven primarily by a loss from the divestiture of certain GSI businesses and GSI acquisition-related costs incurred in 2011, a gain from the divestiture of a business and strong growth in net revenues, partially offset by increased investment in the shopping experience and the impact of acquisitions. For the three months ended June 30, 2012, we generated cash flow from operations of approximately $768 million, compared to $783 million for the same period of the prior year.

Our Marketplaces segment total net revenues increased $151 million, or 9%, for the three months ended June 30, 2012 compared to the same period of the prior year. The increase in total net revenues was driven primarily by a year-over-year increase in GMV (as defined below) excluding vehicles of 10%, which was due primarily to strong growth across all regions partially offset by the negative impact of foreign currency movements relative to the U.S. dollar. Marketplaces segment operating margin increased 0.8 percentage points for the three months ended June 30, 2012 compared to the same period of the prior year due to the favorable resolution of an indirect tax dispute, partially offset by increased investments in technology and marketing.

Our Payments segment total net revenues increased $284 million, or 26%, for the three months ended June 30, 2012 compared to the same period of the prior year. The increase in total net revenues was driven primarily by a year-over-year increase in net TPV (as defined below) of 20% and strong growth in Bill Me Later. Our Payments segment operating margin increased 3.9 percentage points for the three months ended June 30, 2012 compared to the same period of the prior year, due primarily to higher take rate, lower processing costs and operating leverage.
Our GSI segment was formed as a result of our acquisition of GSI in June 2011. For the three months ended June 30, 2012, GSI contributed $221 million in revenue and had a segment operating margin of 4.5%.
Some key operating metrics that members of our senior management regularly review to evaluate our financial results include net promoter score (NPS), market share, GMV, GMV excluding vehicles, number of sold items, net TPV, Merchant Services net TPV (as defined below), on eBay net TPV (as defined below), net number of payments, global ecommerce (GeC) merchandise sales, penetration rates, active registered accounts, same store sales, funding mix (the mix of payments vehicles such as credit cards, debit cards, bank accounts and PayPal accounts, used by customers to make payments through our Payments networks), free cash flow (which we define as net cash provided by operating activities less purchases of property and equipment, net) and revenue excluding acquisitions and foreign currency impact.

We define GMV as the total value of all successfully closed items between users on our eBay Marketplaces trading platforms (excluding eBay's classified websites and Shopping.com) during the applicable period, regardless of whether the buyer and seller actually consummated the transaction. We define net TPV as the total dollar volume of payments, net of payment reversals, successfully completed through our Payments networks, Bill Me Later accounts and Zong during the applicable period, excluding PayPal's payment gateway business. We define Merchant Services net TPV as the total dollar volume of payments, net of reversals, successfully completed through our Payments networks, Bill Me Later accounts and Zong during the applicable period, excluding PayPal's payment gateway business and payments for transactions on eBay Marketplaces and GSI platforms. We define on eBay net TPV as the total dollar volume of payments, net of reversals, successfully completed through our payments networks for transactions on eBay Marketplaces or GSI platforms.

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

The following table sets forth the breakdown of net revenues by type and geography for the periods presented.

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2012	2011(1)	Change	2012	2011(1)	Change
	(In millions, except percentage changes)
Net Revenues by Type:
Net transaction revenues
Marketplaces	$1,491	$1,350	10%	$2,916	$2,634	11%
Payments	1,234	991	25%	2,450	1,934	27%
GSI	164	16	N/A	346	16	N/A
Total net transaction revenues	2,889	2,357	23%	5,712	4,584	25%
Marketing services and other revenues
Marketplaces	323	313	3%	626	583	7%
Payments	123	82	50%	216	131	65%
GSI	57	8	N/A	112	8	N/A
Corporate and other	10	—	N/A	16	—	N/A
Total marketing services and other revenues	513	403	27%	970	722	34%
Elimination of inter-segment net revenue (2)	(4)	—	N/A	(7)	—	N/A
Total net revenues	$3,398	$2,760	23%	$6,675	$5,306	26%
Net Revenues by Geography:
U.S.	$1,611	$1,249	29%	$3,192	$2,390	34%
International	1,787	1,511	18%	3,483	2,916	19%
Total net revenues	$3,398	$2,760	23%	$6,675	$5,306	26%

(1)	Includes data for GSI since June 17, 2011 the date the acquisition of GSI was completed. Accordingly, the percent changes in GSI's revenues between the 2011 and 2012 periods are not meaningful.

(2)	Represents revenue generated between our reportable segments.

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

For the three months ended June 30, 2012, foreign currency movements relative to the U.S. dollar negatively impacted net revenues by approximately $99 million (net of a $14 million positive impact from hedging activities included in PayPal's net revenue) compared to the same period of the prior year. On a business segment basis, for the three months ended June 30, 2012, foreign currency movements relative to the U.S. dollar negatively impacted Marketplaces, Payments and GSI net revenues by approximately $80 million, $18 million and $1 million, respectively, in each case compared to the same period of the prior year (net of the impact of hedging activities noted above).

For the six months ended June 30, 2012, foreign currency movements relative to the U.S. dollar negatively impacted net revenues by approximately $122 million (net of a $26 million positive impact from hedging activities included in PayPal's net revenue) compared to the same period of the prior year. On a business segment basis, for the six months ended June 30, 2012, foreign currency movements relative to the U.S. dollar negatively impacted Marketplaces, Payments and GSI net revenues by approximately $104 million, $17 million and $1 million, respectively, in each case compared to the same period of the prior year (net of the impact of hedging activities noted above).

The following table sets forth, for the periods presented, certain key operating metrics that we believe are significant factors affecting our net revenues.

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2012	2011	Change	2012	2011	Change
	(In millions, except percentage changes)
Supplemental Operating Data:
Marketplaces Segment: (1)
GMV excluding vehicles (2)	$16,171	$14,680	10%	$32,377	$29,176	11%
GMV vehicles only (3)	$2,021	$2,238	(10)%	$3,892	$4,288	(9)%
Total GMV (4)	$18,192	$16,918	8%	$36,269	$33,464	8%
Payments Segment:
Merchant services net TPV (5)	$23,114	$18,860	23%	$45,547	$36,427	25%
On eBay net TPV (6)	$11,337	$9,882	15%	$22,761	$19,677	16%
Total net TPV (7)	$34,451	$28,742	20%	$68,308	$56,104	22%
GSI Segment:
GeC Merchandise Sales (8)	$674	$76	787%	$1,389	$76	1,728%

(1)	eBay's classifieds websites and Shopping.com are not included in these metrics.

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

(5)
Total dollar volume of payments, net of payment reversals, successfully completed through our Payments networks, Bill Me Later accounts and Zong during the period, excluding PayPal's payment gateway business and payments for transactions on eBay Marketplaces and GSI platforms.

(6)
Total dollar volume of payments, net of payment reversals, successfully completed through our Payments networks during the period for transactions on eBay Marketplaces and GSI platforms during the period.

(7)
Total dollar volume of payments, net of payment reversals, successfully completed through our Payments networks, Bill Me Later accounts and Zong during the period, excluding PayPal's payment gateway business.

(8)
Represents the retail value of all sales transactions, inclusive of freight charges and net of allowance for returns and discounts, which flow through the GSI ecommerce services platform, whether we record the full amount of such transaction as a product sale or a percentage of such transaction as a service fee.

Seasonality

The following table sets forth, for the periods presented, our total net revenues and the sequential quarterly movements of these net revenues:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In millions, except percentage changes)
2010
Net revenues	$2,196	$2,215	$2,249	$2,495
Percent change from prior quarter	(7)%	1%	2%	11%
2011(1)
Net revenues	$2,546	$2,760	$2,966	$3,380
Percent change from prior quarter	2%	8%	7%	14%
2012
Net revenues	$3,277	3,398	—	—
Percent change from prior quarter	(3)%	4%	—	—

(1)	Net revenues attributable to the GSI segment are reflected from June 17, 2011 (the date the acquisition of GSI was completed).

We expect transaction activity patterns on our websites to mirror general consumer buying patterns. Our GSI segment is highly seasonal. The fourth calendar quarter typically accounts for a disproportionate amount of GSI's total annual revenue because consumers increase their purchases and businesses increase their advertising to consumers during the fourth quarter holiday season.

Marketplaces Net Transaction Revenues

Marketplaces net transaction revenues increased $141 million, or 10%, while GMV excluding vehicles increased 10% during the second quarter of 2012 compared to the same period in the prior year. The increase in net transaction revenue and GMV excluding vehicles was due primarily to strong growth across all regions partially offset by the negative impact of foreign currency movements relative to the U.S. dollar. Additionally, net transaction revenue increased due to the favorable resolution of an indirect tax dispute.

Marketplaces net transaction revenues increased $282 million, or 11%, while GMV excluding vehicles increased 11% during the first six months of 2012 compared to the same period in the prior year. The increase in net transaction revenue and GMV excluding vehicles was due to the same factors noted above.

Marketplaces net transaction revenues earned internationally (i.e., outside the U.S.) totaled $848 million and $1.6 billion during the second quarter and first six months of 2012, respectively, representing 57% of total Marketplaces net transaction revenues during both periods. Marketplaces net transaction revenues earned internationally (i.e., outside the U.S.) totaled $759 million and $1.5 billion during the second quarter and first six months of 2011, respectively, representing 56% of total Marketplaces net transaction revenues during both periods. The increase in international net transaction revenues was due primarily to growth in our existing international markets, partially offset by the impact of foreign currency movements relative to the U.S. dollar.

Payments Net Transaction Revenues

Payments net transaction revenues increased $243 million, or 25%, during the second quarter of 2012 compared to the same period of the prior year, due primarily to net TPV growth of 20% and a higher take rate. The increase in net TPV was due primarily to growth in consumer and merchant adoption and use of PayPal both on and off eBay. Our Merchant Services net TPV increased 23% during the second quarter of 2012, compared to the same period of the prior year, and represented 67% of PayPal's net TPV in the second quarter of 2012, compared with 66% in the second quarter of 2011. On eBay net TPV increased 15% during the second quarter of 2012, compared to the same period of the prior year and represented 33% of PayPal's net TPV in the second quarter of 2012, compared to 34% for the same period in the prior year. The increase in the take rate was driven primarily by foreign exchange income and gains from hedging.

Payments net transaction revenues increased $516 million, or 27%, during the first six months of 2012 compared to the same period of the prior year, due primarily to net TPV growth of 22% and a higher take rate. The increase in net TPV and take rate are due to the same factors noted above. Our Merchant Services net TPV increased 25% during the first six months of 2012, compared to the same period of the prior year, and represented 67% of PayPal's net TPV in the first six months of 2012, compared with 65% in the first six months of 2011. On eBay net TPV increased 16% during the first six months of 2012, compared to the same period of the prior year and represented 33% of PayPal's net TPV for the first six months of 2012, compared to 35% for the same period of the prior year.

Payments net transaction revenues earned internationally totaled $680 million and $1.3 billion during the second quarter and first six months of 2012, respectively, representing 55% of total Payments net transaction revenues during both periods. Payments net transaction revenues earned internationally totaled $515 million and $991 million during the second quarter and first six months of 2011, respectively, representing 52% and 51% of total Payments net transaction revenues during those respective periods. The increase in international net transaction revenues was due primarily to the growth of our Merchant Services business and increased penetration on eBay Marketplaces platforms internationally.

GSI Net Transaction Revenues

GSI net transaction revenues were $164 million and $346 million during the second quarter and first six months of 2012, respectively, compared to $16 million for the both periods of the prior year. Net transaction revenues attributable to the GSI segment for the second quarter and first six months of 2011 are reflected from June 17, 2011 (the date the acquisition of GSI was completed). Accordingly, comparisons with GSI's net transaction revenues in the corresponding 2011 periods are not meaningful.

Marketing Services and Other Revenues

Marketing services and other revenues increased $110 million and $248 million, or 27% and 34%, during the second quarter and first six months of 2012, respectively, compared to the same periods of the prior year, and represented 15% of total net revenues for both periods in 2012. The increase in marketing services and other revenues during the second quarter and first six months of 2012 was due primarily to revenues attributable to GSI and growth in our Bill Me Later (BML) portfolio of receivables from loans, as well as increased revenue from our classifieds and advertising business.

Summary of Cost of Net Revenues

The following table summarizes changes in cost of net revenues for the periods presented:

	Three Months Ended June 30,		Change from 2011 to 2012		Six Months Ended June 30,		Change from 2011 to 2012
	2012	2011(1)	in Dollars	in %	2012	2011(1)	in Dollars	in %
	(In millions, except percentages)
Cost of net revenues:
Marketplaces	$310	$304	$6	2%	$609	$600	$9	2%
As a percentage of total Marketplaces net revenues	17.1%	18.3%			17.2%	18.6%
Payments	525	457	68	15%	1,040	890	150	17%
As a percentage of total Payments net revenues	38.7%	42.6%			39.0%	43.1%
GSI	147	12	135	N/A	292	12	280	N/A
As a percentage of total GSI net revenues	66.5%	52.2%			63.8%	52.2%
Corporate and other	5	—	5	N/A	29	—	29	N/A
Total cost of net revenues	$987	$773	$214	28%	$1,970	$1,502	$468	31%
As a percentage of net revenues	29.0%	28.0%			29.5%	28.3%

(1) Cost of net revenues attributable to the GSI segment are reflected from June 17, 2011 (the date the acquisition of GSI was completed). Accordingly, the percent changes in GSI's cost of revenues between the 2011 and 2012 periods are not meaningful.

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

Marketplaces

Marketplaces cost of net revenues increased $6 million and $9 million, or 2%, during both the second quarter and first six months of 2012, compared to the same periods of the prior year. The increase was due primarily to an increase in our customer support costs associated with our volume growth.

Marketplaces cost of net revenues as a percentage of Marketplaces net revenues decreased 1.2 and 1.4 percentage points during the second quarter and first six months of 2012, respectively, compared to the same periods of the prior year, due primarily to improved operating leverage from our site operation infrastructure partially offset by investment in customer support programs.

Payments

Payments cost of net revenues increased $68 million and $150 million, or 15% and 17%, during the second quarter and first six months of 2012, respectively, compared to the same periods of the prior year. The increase in Payments cost of net revenues was due primarily to the impact of growth in net TPV.

Payments cost of net revenues as a percentage of Payments net revenues decreased 3.9 and 4.1 percentage points during the second quarter and first six months of 2012, respectively, compared to the same periods of the prior year, due primarily to a lower transaction expense rate. The improvement in our transaction expense rate was driven primarily by lower payment processing costs and improvement in funding mix.

GSI

GSI cost of net revenues was $147 million and $292 million during the second quarter and first six months of 2012, respectively. Cost of net revenues attributable to the GSI segment for the second quarter and first six months of 2011 are reflected from June 17, 2011 (the date the acquisition of GSI was completed). Accordingly, comparisons with GSI's cost of revenues in the corresponding 2011 periods are not meaningful.

Summary of Operating Expenses, Non-Operating Items and Provision for Income Taxes

The following table summarizes changes in operating expenses, non-operating items and provision for income taxes for the periods presented:

	Three Months Ended June 30,		Change from 2011 to 2012		Six Months Ended June 30,		Change from 2011 to 2012
	2012	2011	in Dollars	in %	2012	2011	in Dollars	in %
	(In millions, except percentage changes)
Sales and marketing	$717	$608	$109	18%	$1,394	$1,141	$253	22%
Product development	394	297	97	33%	768	572	196	34%
General and administrative	390	392	(2)	(1)%	762	685	77	11%
Provision for transaction and loan losses	131	118	13	11%	265	225	40	18%
Amortization of acquired intangible assets	84	53	31	58%	168	97	71	73%
Interest and other, net	38	28	10	36%	69	31	38	123%
Gain (loss) on divested business	118	(256)	374	(146)%	118	(256)	374	(146)%
Provision for income taxes	(159)	(8)	(151)	1,888%	(273)	(100)	(173)	173%

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

Sales and marketing expenses increased $109 million and $253 million, or 18% and 22%, during the second quarter and first six months of 2012, respectively, compared to the same periods of the prior year. The increase in sales and marketing expense was due primarily to higher employee-related expenses (including consultant costs, facility costs and equipment-related costs), marketing program costs (including product launches), and the impact from acquisitions, primarily GSI.

Product Development

Product development expenses consist primarily of employee compensation, contractor costs, facilities costs and depreciation on equipment. Product development expenses are net of required capitalization of major site and other product development efforts, including the development of our next generation platform architecture, migration of certain platforms, seller tools and Payments services projects. Our top technology priorities include search, catalog, mobile, platform and user experience. Capitalized site and product development costs were $59 million and $116 million in the second quarter and first six months of 2012, respectively, compared to $44 million and $81 million in the second quarter and first six months of 2011, respectively, and are primarily reflected as a cost of net revenues when amortized in future periods.

Product development expenses increased $97 million and $196 million, or 33% and 34%, during the second quarter and first six months of 2012, respectively, compared to the same periods of the prior year. The increase was due primarily to higher employee-related costs (including consultant costs, facility costs and equipment-related costs) driven by increased investment in our top technology priorities and the impact from acquisitions, primarily GSI.

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

General and administrative expenses decreased $2 million during the second quarter of 2012, compared to the same period of the prior year. The decrease was due primarily to GSI acquisition-related costs incurred in 2011, partially offset by an increase in payroll and related expenses.

General and administrative expenses increased $77 million, or 11%, during the first six months of 2012, compared to the same period of the prior year. The increase was due primarily to an increase in payroll and related expenses and the impact of acquisitions, primarily GSI, partially offset by GSI acquisition related costs incurred in 2011.

Provision for Transaction and Loan Losses

Provision for transaction and loan losses consists primarily of transaction loss expense associated with our consumer protection programs, fraud, chargebacks, and merchant credit losses; bad debt expense associated with our accounts receivable balance; and loan loss reserves associated with our principal loan receivable balance. We expect our provision for transaction and loan loss expense to fluctuate depending on many factors, including macroeconomic conditions, our consumer protection programs and the impact of regulatory changes.
Provision for transaction and loan losses increased $13 million and $40 million, or 11% and 18%, during the second quarter and first six months of 2012, respectively, compared to the same periods of the prior year. This increase was due primarily to higher transaction volume and growth in our BML portfolio of receivables from loans. The increase was partially offset by a reduction in our Marketplaces consumer protection program expense as a result of certain loss prevention programs and lower Marketplaces bad debt expense.

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

Amortization of acquired intangible assets increased by $31 million and $71 million, or 58% and 73%, during the second quarter and first six months of 2012, respectively, compared to the same periods of the prior year due primarily to the impact of acquisitions, primarily GSI.

Interest and Other, Net

Interest and other, net, consists of interest earned on cash, cash equivalents and investments, as well as foreign exchange transaction gains and losses, our portion of operating results from investments accounted for under the equity method of accounting, investment gain/loss on acquisitions and interest expense consisting of interest charges on our outstanding commercial paper and debt securities and on the amounts, if any, drawn under our credit agreement. Interest and other income, net excludes interest expense on borrowings incurred to finance Bill Me Later's portfolio of loan receivables, which is included in cost of net revenues.

Interest and other, net increased $10 million and $38 million during the second quarter and first six months of 2012, respectively, compared to the same periods of the prior year. The increase in interest and other, net was due primarily to a favorable resolution of an indirect tax dispute, favorable impact from foreign currency activity and higher interest income, partially offset by losses from investments accounted for under the equity method of accounting and higher interest expense.

Gain (Loss) on Divested Business

We incurred a gain on the divestiture of Rent.com of $118 million during the second quarter and first six months of 2012. We incurred a loss on the divestiture of certain GSI businesses of $256 million during the second quarter and first six months of 2011. We sold these businesses as they were not core to our long-term strategy.

Provision for Income Taxes

Our effective tax rate was 18.7% for the second quarter of 2012, compared to 2.7% for the same period in the prior year. The increase in our effective tax rate during the second quarter of 2012 compared to the same period of the prior year was due primarily to a tax benefit received in 2011 and the year-over-year unfavorable impact of discrete items related primarily to uncertain tax positions. The tax benefit was associated with the loss on the divestiture of certain GSI businesses and resulted in a 12 percentage point favorable impact to the effective tax rate.

Our effective tax rate was 17.8% for the first six months of 2012, compared to 11.6% for the same period in the prior year. The increase in our effective tax rate during the first six months of 2012 compared to the same period of the prior year was due primarily to the same factors noted above. The tax benefit was associated with the loss on the divestiture of certain GSI businesses and resulted in a four percentage point favorable impact to the effective tax rate.

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

Liquidity and Capital Resources

Cash Flows

	Six Months Ended June 30,
	2012	2011
	(In millions)
Net cash provided by (used in):
Operating activities	$1,299	$1,482
Investing activities	(1,474)	(3,805)
Financing activities	(434)	(166)
Effect of exchange rates on cash and cash equivalents	(44)	178
Net increase/(decrease) in cash and cash equivalents	$(653)	$(2,311)

Operating Activities

We generated cash from operating activities of $1.3 billion and $1.5 billion in the six months ended June 30, 2012 and June 30, 2011, respectively. Non-cash charges to earnings were $1.1 billion and $864 million in the six months ended June 30, 2012 and 2011, respectively. Non-cash charges to earnings include depreciation and amortization on our long-term assets, stock-based compensation and the provision for transaction and loan losses. The decrease in cash provided by operating activities during the six months ended June 30, 2012 compared to the same period of the prior year was due primarily to cash paid for income taxes in the first six months of 2012 of $639 million, which were primarily associated with the gain on the sale of our remaining equity interest in Skype in October 2011, compared to $136 million in the first six months of 2011.

Investing Activities

The net cash used in investing activities of $1.5 billion in the six months ended June 30, 2012 was due primarily to cash paid for the purchases of investments of $1.3 billion and purchases of property and equipment of $599 million, partially offset by proceeds of $629 million from the maturities and sale of investments and $144 million from the disposition of a business.

The net cash used in investing activities of $3.8 billion in the six months ended June 30, 2011 was due primarily to cash paid for the purchases of investments of $1.2 billion, acquisition of businesses of $2.8 billion and purchases of property and equipment of $388 million, partially offset by proceeds of $860 million from the maturities and sale of investments.

Financing Activities

The net cash used in financing activities of $434 million in the six months ended June 30, 2012 was due primarily to cash outflows of $595 million to repurchase common stock as well as cash paid for tax withholdings in the amount of $132 million related to net share settlements of restricted stock units and awards. These cash outflows were partially offset by $225 million from the issuance of common stock in connection with the exercise of stock options and $68 million of excess tax benefits from stock-based compensation.
The net cash used in financing activities of $166 million in the six months ended June 30, 2011 was due primarily to cash outflows of $781 million to repurchase common stock and $186 million to repay acquired debt, as well as cash paid for tax withholdings in the amount of $114 million related to net share settlements of restricted stock awards and units. These cash outflows were partially offset by proceeds of $700 million from additional borrowings under our commercial paper program, $156 million from the issuance of common stock in connection with the exercise of stock options and $59 million of excess tax benefits from stock-based compensation.
The negative effect of exchange rate movements on cash and cash equivalents during the six months ended June 30, 2012 was due to the strengthening of the U.S. dollar against other currencies, primarily the Euro. The positive effect of exchange rate movements on cash and cash equivalents during the six months ended June 30, 2011 was due to the weakening of the U.S. dollar against other currencies, primarily the Euro.

Stock Repurchases

In September 2010, our Board authorized a stock repurchase program that provides for the repurchase of up to $2 billion of our common stock, with no expiration from the date of authorization. In June 2012, our Board authorized an additional stock repurchase program that provides for the repurchase of up to $2 billion of our common stock, with no expiration from the date of authorization. These stock repurchase programs are intended to offset the impact of dilution from our equity compensation programs. During the six months ended June 30, 2012, we repurchased approximately $595 million of our common stock under our stock repurchase programs. As of June 30, 2012, approximately $2.3 billion remained for further repurchases of our common stock under our stock repurchase programs.
Shelf Registration Statement and Long-Term Debt
At June 30, 2012, we had an effective shelf registration statement on file with the Securities and Exchange Commission that allows us to issue various types of debt securities, such as fixed or floating rate notes, U.S. dollar or foreign currency denominated notes, redeemable notes, global notes, and dual currency or other indexed notes. Issuances under the shelf registration will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. The registration statement does not limit the amount of debt securities that may be issued thereunder. Our ability to issue debt securities is subject to market conditions and other factors impacting our borrowing capacity, including our credit ratings and compliance with the covenants in our credit agreement.
We issued $1.5 billion of senior unsecured debt securities under a prior shelf registration statement in an underwritten public offering in 2010. These debt securities remain outstanding and consist of $400 million aggregate principal amount of 0.875% notes due 2013, $600 million aggregate principal amount of 1.625% notes due 2015 and $500 million aggregate principal amount of 3.250% notes due 2020.
Commercial Paper
We have a $2 billion commercial paper program pursuant to which we may issue commercial paper notes with maturities of up to 397 days from the date of issue in an aggregate principal amount of up to $2 billion at any time outstanding. As of June 30, 2012, $550 million aggregate principal amount of commercial paper was outstanding, the weighted average interest rate on those notes was 0.19% per annum and the weighted average remaining term on those notes was 79 days.

Credit Agreement
As of June 30, 2012, no borrowings or letters of credit were outstanding under our $3 billion credit agreement. As described above, we have a $2 billion commercial paper program and maintain $2 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due. As a result, at June 30, 2012, $1 billion of borrowing capacity was available for other purposes permitted by the credit agreement.
Notes Payable and Capital Lease Obligations
 In addition to the debt described above, as of June 30, 2012, we had notes payable of $16 million and capital lease obligations of $20 million.
Commitments
As of June 30, 2012, approximately $11 billion of unused credit was available to Bill Me Later accountholders. The individual lines of credit that make up this unused credit are subject to periodic review and termination by the chartered financial institution that is the issuer of Bill Me Later credit products based on, among other things, account usage and customer creditworthiness.  Currently, when a consumer makes a purchase using a Bill Me Later credit product, the chartered financial institution extends credit to the consumer, funds the extension of credit at the point of sale and advances funds to the merchant. We subsequently purchase the receivables related to the consumer loans extended by the chartered financial institution and, as a result of the purchase, bear the risk of loss in the event of loan defaults. Although the chartered financial institution continues to own each customer account, we own the related receivable, and Bill Me Later is responsible for all servicing functions related to the account.
Liquidity and Capital Resource Requirements
As of June 30, 2012 and December 31, 2011, we had assets classified as cash and cash equivalents, as well as time deposits and fixed income securities classified as short-term and long-term investments, in an aggregate amount of $8 billion. As of June 30, 2012, this amount included assets of these types held outside the U.S. in certain of our foreign operations totaling approximately $7 billion. If these assets were distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances. We actively monitor the third-party depository institutions and money market funds that hold these assets, primarily focusing on the safety of principal and secondarily on yield on these assets. We diversify our cash and cash equivalents and investments among various financial institutions and money market funds in order to reduce our exposure should any one of these financial institutions or money market funds fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments; however, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions affecting those depository institutions or money market funds or the financial markets generally. At any point in time we have funds in our operating accounts and customer accounts that are deposited with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While we monitor the cash balances in our operating accounts, these cash balances could be adversely impacted if the underlying financial institutions fail and could be subject to other adverse conditions in the financial markets.

To the extent that our Bill Me Later products become more widely available through improved and more comprehensive product integrations with eBay, PayPal and other channels, and as we further promote Bill Me Later products, customer adoption and usage of Bill Me Later products may expand. Any resulting growth in the portfolio of Bill Me Later loan receivables would increase our liquidity needs and any failure to meet those liquidity needs could adversely affect the Bill Me Later business. We currently fund the expansion of the Bill Me Later portfolio of loan receivables with borrowings and domestic and international cash resources.

We believe that our existing cash, cash equivalents and investments, together with cash expected to be generated from operations, borrowings available under our credit agreement and commercial paper program, and our access to capital markets will be sufficient to fund our operating activities, anticipated capital expenditures, Bill Me Later portfolio of receivables from loans and stock repurchases for the foreseeable future.
Off-Balance Sheet Arrangements
As of June 30, 2012, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

In Europe, we have two cash pooling arrangements with a financial institution for cash management purposes. These arrangements allow for cash withdrawals from this financial institution based upon our aggregate operating cash balances held in Europe within the same financial institution (“Aggregate Cash Deposits”). These arrangements also allow us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income. As of June 30, 2012, we had a total of $5 billion in cash withdrawals offsetting our $5 billion in Aggregate Cash Deposits held within the same financial institution under these cash pooling arrangements.

Based on differences in regulatory requirements and commercial law in the jurisdictions where PayPal operates, PayPal holds customer balances either as direct claims against PayPal or as an agent or custodian on behalf of PayPal's customers. Customer funds held by PayPal as an agent or custodian on behalf of our customers are not reflected in our condensed consolidated balance sheet. These off-balance sheet funds totaled approximately $3 billion as of June 30, 2012 and December 31, 2011. These funds include funds held on behalf of U.S. customers that are deposited in bank accounts insured by the FDIC (subject to applicable limits). PayPal's California regulator, the California Department of Financial Institutions (DFI), recently notified PayPal that PayPal's current practice of holding the funds underlying U.S. customer balances as an agent on behalf of its customers, rather than as owner of those funds, causes PayPal to be in violation of the liquidity rules applicable to California money transmitter licensees.  PayPal has requested the DFI to grant a waiver that would allow PayPal to continue to hold those funds as an agent or custodian on behalf of customers and still qualify those funds as liquid assets. The DFI has indicated that it cannot grant a waiver under its interpretation of current law and that PayPal must become compliant before the end of 2012. A change to direct ownership of these funds would result in these funds moving onto our consolidated balance sheet (along with the accompanying liabilities). Additionally, please see the information in "Part II - Item 1A: Risk Factors" under the caption "If our Payments business is found to be subject to or in violation of any laws or regulations, including those governing money transmission, electronic funds transfers, money laundering, terrorist financing, sanctions, consumer protection, banking and lending, it could be subject to liability, licensure and regulatory approval and may be forced to change its business practices."

Indemnification Provisions

In the ordinary course of business, we have included limited indemnification provisions in certain of our agreements with parties with which we have commercial relations, including our standard marketing, promotions and application-programming-interface license agreements. Under these contracts, we generally indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with claims by a third party with respect to our domain names, trademarks, logos and other branding elements to the extent that such marks are applicable to our performance under the subject agreement. In certain cases, we have agreed to provide indemnification for intellectual property infringement. GSI has provided in many of its major ecommerce agreements an indemnity for other types of third-party claims, which are indemnities mainly related to various intellectual property rights, and we have provided similar indemnities in a limited number of agreements for our other businesses. In our PayPal business, we have provided an indemnity to our payment processors in the event of certain third-party claims or card association fines against the processor arising out of conduct by PayPal or PayPal customers. In connection with the sale of Skype Technologies, S.A. (Skype) in November 2009, we made certain customary warranties to the buyer in the purchase agreement. Our liability to the buyer for inaccuracies in these warranties is generally subject to certain limitations. With respect to certain specified litigation matters involving Skype that were pending as of the closing of the transaction, we also agreed, among other things, to bear 50% of the cost of any monetary judgment that is rendered in respect of those matters. It is not possible to determine the maximum potential loss under these indemnification provisions due to our limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, losses recorded in our statement of income in connection with our indemnification provisions have not been significant, either individually or collectively.

Item 3:    Quantitative and Qualitative Disclosures About Market Risk

The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2011. Our market risk profile has not changed significantly during the first six months of 2012.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of available for sale securities, including government and corporate securities and money market funds. As of June 30, 2012, approximately 48% of our total cash and investment portfolio was held in bank deposits and money market funds. As such, changes in interest rates will impact interest income. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. Additionally, changes in interest rates will impact our interest rate sensitive credit agreement and the interest rate on our commercial paper borrowings, and accordingly will impact interest expense or cost of net revenues.
As of June 30, 2012, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

Investment Risk

As of June 30, 2012, our cost and equity method investments totaled $175 million, which represented approximately 2% of our total cash and investment portfolio. We review our investments for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value is other-than-temporary. Our analysis includes a review of recent operating results and trends, recent sales/acquisitions of the investee securities and other publicly available data.
Equity Price Risk
We are exposed to equity price risk on marketable equity instruments due to market volatility. At June 30, 2012, the total fair value of our marketable equity instruments (primarily related to our equity holdings in MercadoLibre) was $616 million, which represented approximately 7% of our total cash and investment portfolio.

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

We have a foreign exchange exposure management program whose objectives are to identify material foreign currency exposures, manage these exposures and reduce the potential effects of currency fluctuations on our reported consolidated cash flow and results of operations through the purchase of foreign currency exchange contracts. These foreign currency exchange contracts are accounted for as derivative instruments; for additional details related to our derivative instruments, please see “Note 7 – Derivative Instruments” to the condensed consolidated financial statements included in this report.

European Debt Exposures

We actively monitor our exposure to the European markets, including the impact of sovereign debt issues associated with Greece, Ireland, Portugal, Italy and Spain.  As of June 30, 2012, we did not have any direct or indirect investments in the sovereign debt of these countries or in debt securities issued by corporations or financial institutions organized in these countries.  We maintain a small number of operating bank accounts with Spanish and Italian banks that have balances that we do not consider material.

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
Our operating results have varied on a quarterly basis during our operating history. Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our operating results include risks described elsewhere in this section and the following:

•
general economic conditions, including the possibility of a prolonged period of limited economic growth or possible economic decline in the U.S. and Europe; adverse effects of the ongoing sovereign debt crisis in Europe, including increased Euro currency exchange rate volatility, the negative impact of the crisis and related austerity measures on European economic growth, potential negative spillover effects to the rest of the world, the “contagion” risk of the crisis spreading to additional countries in Europe, the possibility that one or more countries leaves the Euro zone and re-introduces its individual currency, and, in more extreme circumstances, the possible dissolution of the Euro currency; disruptions to the credit and financial markets in Europe, the U.S., and elsewhere; contractions or limited growth in consumer spending or consumer credit; and adverse economic conditions that may be specific to the Internet, ecommerce and payments industries; the primary and secondary effects of previously announced and possible future changes to our pricing, products and policies, including, among other changes, restrictions or holds on payments made to certain sellers or in connection with certain transactions; changes to our dispute resolution process; upgrades to eBay checkout services, including the introduction of a new eBay shopping cart/basket that enables buyers to add items from multiple sellers and pay in a single checkout; and changes to our fee structure, including new requirements to qualify for "eBay Trusted Seller" discounts;

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

•
our ability to comply with existing and new laws and regulations, especially those affecting our Payments business, as we expand the range and geographical scope of our products and services and as we grow larger, including those laws and regulations discussed below under the caption "If our Payments business is found to be subject to or in violation of any laws or regulations, including those governing money transmission, electronic funds transfers, money laundering, terrorist financing, sanctions, consumer protection, banking and lending, it could be subject to liability, licensure and regulatory approval and may be forced to change its business practices;"

•
new laws or regulations (such as those that may stem from the proposed Anti-Counterfeiting Trade Agreement (ACTA) and Trans-Pacific Partnership Agreement (TPP) and the proposed revisions to the European Data Directive) and interpretations of existing laws or regulations, including national court interpretations of the European Court of Justice's decision in the L'Oréal case (see “Item 1: Legal Proceedings” above), that impose liability on us for the actions of our users or otherwise harm our business models, especially as we become more actively involved in various aspects of transactions on our platforms;

•	regulatory and legal actions imposing obligations on our businesses or our users, including the injunction related to certain cosmetic and perfume brands (see “Item 1: Legal Proceedings” above);

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

•
our ability to reduce the loss of active buyers and sellers and increase activity of the users of our Marketplaces business, especially with respect to our top buyers and sellers, and increase activity of PayPal account holders, particularly in merchant services business;

•
our ability to develop product enhancements, programs, and features on different platforms and mobile devices at a reasonable cost and in a timely manner, including our initiatives to make PayPal solutions available at the retail point of sale;

•	changes to our use of advertising on our sites;

•
our ability to upgrade and develop our systems (including the migration to GSI's new technology platform), infrastructure and customer service capabilities to accommodate growth and to improve the functionality and reliability of our websites and services at a reasonable cost while maintaining 24/7 operations;

•	the actions of our competitors, including the introduction of new stores, channels, sites, applications, services, products and functionality;

•	the costs and results of litigation or regulatory actions that involve us;

•	technical difficulties or service interruptions involving our websites or services provided to us or our users by third parties;

•	our ability to manage the transaction loss rate in our Marketplaces, Payments and GSI ecommerce services businesses;

•	our ability to manage funding costs, credit risk and interest-rate risk associated with our Bill Me Later business;

•	our ability to successfully and cost-effectively integrate and manage businesses that we acquire, including GSI;

•	the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our businesses, operations and infrastructure;

•	our ability to comply with the requirements of entities whose services are required for our operations, such as payment card networks and banks;

•	the cost and availability of traditional and online advertising, and the success of our brand building and marketing campaigns;

•	our ability to attract new personnel in a timely and effective manner and to retain key employees;

•	the continued healthy operation of our technology suppliers and other parties with which we have commercial relations;

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
Growth rates of our Marketplaces businesses in some of our most established markets have been slower than that for ecommerce generally and have declined in certain periods. The growth of Internet users is slowing in many countries where we have a significant presence. Despite our efforts to stem our loss of share in these and other markets, we may not be successful. As our growth rates in established markets slow, we will increasingly need to focus on keeping existing Marketplaces users (especially our top buyers and sellers) and PayPal account holders (especially in our merchant services business) active and increasing their activity level on our websites and mobile platforms and their use of our payment services, respectively, in order to continue to grow those respective businesses. The growth of Internet users is accelerating in some countries and regions where we do not have a significant presence (e.g., Brazil/Latin America, Russia, China and certain developing countries in which we do not have a meaningful (or, in some cases, any) domestic business). If we are unable to establish our businesses and drive adoption of our services in such markets, our future growth would be negatively impacted.
Our Marketplaces business continues to face increased competitive pressure both online and offline. In particular, the competitive norm for, and the expected level of service from, Internet ecommerce websites has significantly increased, due to, for example, improved user experience, greater ease of buying goods, lower (or no) shipping costs, faster shipping times and more favorable return policies. If we are unable to change our services in ways that reflect the changing demands of the ecommerce marketplace, particularly the higher growth of sales of fixed-price items and higher service levels (some of which depend on services provided by sellers on our platforms), our business will suffer.
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
The sluggish economy and the sovereign debt crisis could harm our business.
Our Marketplaces, Payments and GSI ecommerce services businesses are dependent on consumer purchases, and our GSI business is also impacted by the offline businesses of our GSI clients. The economic downturn resulted in reduced buyer demand and reduced selling prices and the slow recovery in the U.S. and the impact of the sovereign debt crisis in Europe may reduce the volume and prices of purchases on our Marketplaces platforms and the volume and prices of transactions paid for using our Payment services and the online and offline businesses of our GSI clients, any of which would adversely affect our business. The sovereign debt crisis could also have a negative and adverse impact on companies with which we do business, which in turn could have an adverse effect on our business.
We are exposed to fluctuations in currency exchange rates and interest rates.
Because we generate substantial revenues outside the U.S. but report our financial results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. In connection with its multi-currency service, PayPal fixes exchange rates twice per day, and may face financial exposure if it incorrectly fixes the exchange rate or if exposure reports are delayed. Given that PayPal also holds some corporate and customer funds in non-U.S. currencies, its financial results are affected by the translation of these non-U.S. currencies into U.S. dollars. In addition, the results of operations of many of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions will result in increased revenues, operating expenses and net income. Similarly, if the U.S. dollar strengthens against foreign currencies, our translation of foreign currency denominated transactions will result in lower net revenues, operating expenses and net income. If the U.S. dollar continues to strengthen against major European currencies (e.g., the Euro and British pound) whether because of the ongoing sovereign debt crisis in Europe or worsening economic conditions, our revenues and operating results would be adversely impacted. For the six months ended June 30, 2012, foreign currency movements relative to the U.S. dollar negatively impacted net revenues of $6.7 billion by approximately $122 million (net of a $26 million positive impact from hedging activities included in PayPal's net revenue) compared to the prior year. As exchange rates vary, net revenues and other operating results, when translated, may differ materially from expectations. In particular, to the extent the U.S. dollar strengthens against the Euro, British pound, Korean won, Australian dollar or Canadian dollar, our foreign revenues and profits will be reduced as a result of these translation adjustments. While from time to time we enter into transactions to hedge portions of our foreign currency translation exposure, it is impossible to predict or completely eliminate the effects of this exposure. In addition, to the extent the U.S. dollar strengthens against the Euro, the British pound, the Australian dollar or other currencies, cross-border trade related to purchases of dollar-denominated goods (or goods from Asia-Pacific countries whose currencies tend to follow the dollar) by non-U.S. purchasers will likely decrease, and that decrease will likely not be offset by a corresponding increase in cross-border trade involving purchases by U.S. buyers of goods denominated in other currencies, which would adversely affect our business. In addition, we face exposure to fluctuations in interest rates. Relatively low interest rates have continued to limit our investment income, including income we earn on PayPal customer balances.
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
A lawsuit was filed against Bill Me Later, PayPal and eBay in the U.S. District Court for the Northern District of California, alleging that in its relationship with the chartered financial institution, Bill Me Later is acting as the true lender to customers in violation of various California laws, including the state's usury law. The court dismissed the usury claims in December 2010, but breach of contract and other claims remain. WebBank requested to intervene in the action and has been added as a party to the action, and in October 2011, the court transferred the case to the U.S. District Court for the District of Utah. The Utah Court allowed plaintiffs the opportunity to amend the complaint, the complaint was amended and plaintiffs re-alleged the usury claims previously dismissed. We and WebBank have filed a motion to dismiss the lawsuit. We believe that plaintiffs' allegations are without merit and intend to defend ourselves vigorously. However, this area of law is uncertain and if the lawsuit is successful, Bill Me Later may be required to change its methods of operations, pay very substantial damages and reduce some of its charges and fees, which would adversely affect our business.
If our Payments business is found to be subject to or in violation of any laws or regulations, including those governing money transmission, electronic funds transfers, money laundering, terrorist financing, sanctions, consumer protection, banking and lending, it could be subject to liability, licensure and regulatory approval and may be forced to change its business practices.
Our Payments business is subject to various laws and regulations in the U.S. and other countries where it operates, including those governing money transmission, electronic funds transfers, money laundering, terrorist financing, sanctions, consumer protection, banking and lending. The legal and regulatory requirements that apply to our Payments business vary in the markets where we operate. While PayPal has a compliance program focused on compliance with applicable laws and regulations and has significantly increased the resources of that program in the last several years, there can be no assurance that we will not be subject to fines or other enforcement actions in one or more jurisdictions or be required to make changes to our business practices or compliance programs to comply in the future.
While PayPal currently allows its customers with credit cards to send payments from 190 markets, PayPal only allows customers in 110 of those markets (including the U.S.) to receive payments, in some cases with significant restrictions on the manner in which customers can withdraw funds. These limitations may affect PayPal's ability to grow in these markets. Of the 190 markets whose residents can use the PayPal service, 31 (27 countries plus four French overseas departments) are members of the European Union, or EU. Since 2007, PayPal has provided localized versions of its service to customers in the EU through PayPal (Europe) S.à r.l. et Cie, SCA, a wholly-owned subsidiary of PayPal that is licensed and subject to regulation as a bank in Luxembourg by the Commission de Surveillance du Secteur Financier (CSSF). Accordingly, PayPal (Europe) is subject to significant fines or other enforcement action if it violates the disclosure, reporting, anti-money laundering, capitalization, funds management, corporate governance, information security, sanctions or other requirements imposed on Luxembourg banks. Any fines or other enforcement actions imposed by the Luxembourg regulator could adversely affect PayPal's business. PayPal (Europe) implements its localized services in EU countries through a “passport” notification process through the Luxembourg regulator to regulators in other EU member states pursuant to EU Directives, and has completed the “passport” notification process in all EU member countries. The regulators in these countries could notify PayPal (Europe) of local consumer protection laws that will apply to its business, in addition to Luxembourg consumer protection law, and could also seek to persuade the Luxembourg regulator to order PayPal (Europe) to conduct its activities in the local country through a branch office. These or similar actions by these regulators could increase the cost of, or delay, PayPal's plans for expanding its business in EU countries. In addition, national interpretations of regulations implementing the EU Payments Service Directive, which established a new regulatory regime for payment services providers, may be inconsistent, which could make compliance more costly and operationally difficult to manage.
In 2011, we began implementing a new payment process in Germany and Austria in which eBay intermediated payments, receiving funds directly from buyers for items purchased from newly registered sellers on the localized eBay websites in those countries and subsequently paying the sellers upon shipment of the items. The German Bundesanstalt für Finanzdienstleistungsaufsicht (BaFin) and the Austrian Finanzmarktaufsicht (FMA) subsequently determined that eBay was required to obtain a license in order to introduce the new payment method. eBay's payment processing unit is based in Luxembourg and is governed by the CSSF, which had advised that there was no need for such a license. In accordance with the BaFin and FMA positions, eBay has agreed to stop intermediating payments and is working with the CSSF with respect to obtaining an appropriate license.
In Australia, PayPal serves its customers through PayPal Australia Pty. Ltd., which is licensed by the Australian Prudential Regulatory Authority as a purchased payment facility provider, which is a type of authorized depository institution. Accordingly, PayPal Australia is subject to significant fines or other enforcement action if it violates the disclosure, reporting, anti-money laundering, capitalization, corporate governance or other requirements imposed on Australian depository institutions. In China, PayPal is affiliated with Shanghai Wangfuyi Information Technology Ltd., which is licensed as an Internet Content Provider and operates a payments service only for Chinese customers and only for transactions denominated in Chinese currency. The People's Bank of China (PBOC) has enacted regulations to establish a new type of license, called a Payment Clearing Organization (PCO) license, which will be required for non-bank payment services. The PBOC regulations leave unclear whether a foreign-owned company such as PayPal can control or invest in a Payment Clearing Organization, and whether Wangfuyi or PayPal's wholly-owned subsidiary in China would be eligible to obtain a PCO license.
To date, PayPal has obtained licenses to operate as a money transmitter in 42 U.S. states, the District of Columbia and Puerto Rico. PayPal is also licensed as an escrow agent in one U.S. state. PayPal is applying for money transmitter licenses in five additional states to facilitate its planned offering of payment services at the retail point of sale. The two remaining U.S. states do not currently regulate money transmitters. As a licensed money transmitter, PayPal is subject to restrictions on its investment of customer funds, reporting requirements, bonding requirements, and inspection by state regulatory agencies. If PayPal were found to be in violation of money services laws or regulations, PayPal could be subject to liability and/or additional restrictions, forced to cease doing business with residents of certain states, forced to change its business practices, or required to obtain additional licenses or regulatory approvals that could impose a substantial cost on PayPal. Any change to PayPal's business practices that makes the service less attractive to customers or prohibits its use by residents of a particular jurisdiction could also decrease the velocity of trade on eBay and websites operated by GSI's clients that accept PayPal as a form of payment, which would further harm our business. PayPal's California regulator, the California Department of Financial Institutions (DFI), recently notified PayPal that PayPal's current practice of holding the funds underlying U.S. customer balances as an agent on behalf of its customers, rather than as owner of those funds, causes PayPal to be in violation of the liquidity rules applicable to California money transmitter licensees.  PayPal has established this current practice in part to maintain potential eligibility of those funds for pass-through Federal Deposit Insurance Corporation (FDIC) insurance coverage when those funds are placed in U.S. bank accounts.  PayPal has requested the DFI to grant a waiver that would allow PayPal to continue to hold those funds as an agent or custodian on behalf of customers and still qualify those funds as liquid assets. The DFI has indicated that it cannot grant a waiver under its interpretation of current law and that PayPal must become compliant before the end of 2012.  A change to direct ownership will likely disqualify the funds from pass-through FDIC insurance, and could also result in decreased revenue to PayPal if it decides to shift the funds from interest-bearing bank accounts to securities that bear lower interest rates.  Any potential decrease in revenue to PayPal resulting from this change is not expected to be material. This would also result in these funds, which are currently not reported as assets owned by PayPal on our consolidated balance sheet, moving onto our consolidated balance sheet (along with the accompanying liabilities).  For additional information, please see “Part I - Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Off-Balance Sheet Arrangements,” above. As of June 30, 2012, these funds totaled approximately $3 billion.
In markets other than the U.S., the EU, Australia, the China domestic business and Brazil, PayPal serves its customers through PayPal Private Ltd., a wholly-owned subsidiary of PayPal that is based in Singapore. PayPal Private Ltd. is regulated in Singapore as a stored value issuer. In many of these markets, it is not clear whether PayPal's Singapore-based service is subject only to Singaporean law or, if it were subject to local laws, whether such local law would require a payment processor like PayPal to be licensed as a bank or financial institution or otherwise. In such markets, the business may rely on partnerships with local banks to process payments and conduct foreign exchange in local currency. Local regulators who do not have direct jurisdiction over Singapore-based PayPal Private Ltd. may use their local regulatory power to slow or halt payments to local merchants conducted through the local banking partner. Such regulatory actions impacting local banking partner arrangements could impose substantial costs and involve considerable delay to the provision or development of PayPal services in that market, or could prevent PayPal from providing any services in a given market. The Reserve Bank of India has asserted that PayPal's previous offering of payment services to customers outside of India to send personal, non-commercial payments to recipients in India required a license from the Reserve Bank. For a period of time in 2010, the Reserve Bank directed the Indian affiliate of PayPal's processing bank to suspend withdrawals to the Indian bank accounts of PayPal customers for both personal and business customers. PayPal has ended personal non-commercial payments to and from Indian accounts and has ended the ability of Indian sellers to spend payments they receive, and has also stopped offering certain commercial payments between Indian buyers and Indian sellers. In November 2010, the Reserve Bank of India issued guidelines to Indian banks on the requirements for processing export-related transactions for online payment gateway service providers such as PayPal, including a limitation on the amount of individual transactions to no more than $500 (increased in October 2011 to $3,000). The Reserve Bank may again impose a suspension if it is not satisfied with PayPal's and its partner bank's actions to comply with these guidelines. In the event of any non-compliance, PayPal could be subject to fines from the Reserve Bank, and PayPal's prospects for future business in India, both cross-border and domestic, could be materially and adversely affected.
Even if PayPal is not currently required to be licensed in some jurisdictions, future localization or targeted marketing of PayPal's service or expansion of the financial products offered by PayPal (whether alone, through a commercial alliance or through an acquisition) in those countries could subject PayPal to additional licensure requirements, laws and regulations and increased regulatory scrutiny, any of which may harm PayPal's business. For example, PayPal will be required to obtain licenses in Japan and Russia to expand its services in those countries, and has applied for such licenses. There can be no assurance that PayPal will be able to obtain such licenses. Even if PayPal were able to obtain such licenses, there would be substantial costs involved in maintaining such licenses, and PayPal would be subject to fines or other enforcement action if it violates disclosure, reporting, anti-money laundering, capitalization, corporate governance or other requirements of such licenses. These factors could impose substantial costs and involve considerable delay to the provision or development of PayPal's products. Delay or failure to receive such a license or regulatory approval could require PayPal to change its business practices or features in ways that would adversely affect PayPal's expansion plans, and force PayPal to suspend providing products and services to customers in one or more countries.
PayPal is also subject to various anti-money laundering and counter-terrorist financing laws and regulations around the world that prohibit, among other things, its involvement in transferring the proceeds of criminal activities. PayPal is focused on compliance with these laws and regulations and has programs designed to comply with new and existing legal and regulatory requirements. However, any errors, failures or delays in complying with federal, state or foreign anti-money laundering and counter-terrorist financing laws could result in significant criminal and civil lawsuits, penalties and forfeiture of significant assets or other enforcement actions. In the U.S., PayPal is subject to regulations that require it to report, within required timeframes, suspicious activities involving transactions of $2,000 or more, and may be required to obtain and keep more detailed records on the senders and recipients in certain transfers of $3,000 or more. New regulations on prepaid access programs which took full effect in March 2012 require PayPal to take additional steps to verify the identity of customers who pre-fund a PayPal balance. U.S. regulators have increased scrutiny of compliance with these obligations. Existing and new regulations may require PayPal to revise further its compliance program, including the procedures it uses to verify the identity of its customers and to monitor international and domestic transactions.
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
In January 2012, the Consumer Financial Protection Bureau finalized new rules under Regulation E, mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act, which will require PayPal, starting in February 2013, to provide additional disclosures, error resolution rights and cancellation rights to U.S. consumers who make international remittance payments. These new requirements could increase our costs of processing international payments and could adversely affect our business.
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
We have received in the past, and we anticipate receiving in the future, communications alleging that certain items listed or sold through our service by our users infringe third-party copyrights, trademarks and trade names, or other intellectual property rights. See “Item 1: Legal Proceedings” above. Although we have sought to work actively with the owners of intellectual property rights to eliminate listings offering infringing items on our websites, some rights owners have expressed the view that our efforts are insufficient. Content owners and other intellectual property rights owners have actively asserted their purported rights against online companies, including eBay. Allegations of infringement of intellectual property rights have resulted in threatened and actual litigation against us from time to time by rights owners, including litigation brought by luxury brand owners such as Tiffany & Co. in the U.S.; Rolex S.A. and Coty Prestige Lancaster Group GmbH in Germany; Louis Vuitton Malletier and Christian Dior Couture in France; and L'Oréal SA, Lancôme Parfums et Beauté & Cie and Laboratoire Garnier & Cie in several European countries. The plaintiffs in these cases seek to hold eBay liable for alleged counterfeit items listed on our sites by third parties; for “tester” and other consumer products labeled in a manner to prevent resale and for unboxed and other allegedly nonconforming products in each case listed on our sites by third parties; for the alleged misuse of trademarks or copyrights in listings or otherwise on our sites and in connection with paid search advertisements; for alleged violations of selective distribution channel laws or parallel import laws for listings of authentic items; and for alleged non-compliance with consumer protection laws. Such plaintiffs seek, among other remedies, injunctive relief and damages. In the aggregate, these suits could result in significant damage awards and injunctions that could, individually or in the aggregate, adversely affect our business. There are approximately 36,000 rights owners in our verified rights owner (VeRO) program, and each rights owner has anywhere from one to several hundred brands. Statutory damages for copyright or trademark violations could range up to $30,000 per copyright violation and $100,000 per trademark violation in the U.S., and may be even higher in other jurisdictions. These and similar suits may force us to modify our business practices, which could lower our revenue, increase our costs or make our websites less convenient to our customers, any of which could materially harm our business. In addition, rights owners have aggressively sought to reduce the applicability of limitations to intellectual property rights such as copyright exhaustion and the first sales doctrine in cases such as Vernor v. Autodesk Inc. (Ninth Circuit Court of Appeals) and Wiley v. Kirtsaeng (Second Circuit Court of Appeals, currently on appeal to the U.S. Supreme Court). To the extent such doctrines are limited, the supply of goods available for resale on our sites may be adversely affected.
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
We are continuously seeking to improve and modify our efforts to eliminate counterfeit and pirated items through ongoing business initiatives designed to reduce bad buyer experiences and improve customer satisfaction and by responding to new patterns we are seeing among counterfeiters and others committing fraud on our users. Increased intermediation of transactions between buyers and sellers, which we generally refer to as our Managed Marketplace initiative, may result in us being unable to rely, to the same extent that we have in the past, on hosting immunity and other secondary liability safe harbors when sued by users and rights owners over actions taken on our site by our users. While we are taking steps to mitigate this impact on our safe harbor defenses, we may be subject to more intellectual property litigation and may lose more cases as a result of these business model changes, which would adversely affect our business.
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

We are subject to patent litigation.
We have repeatedly been sued for allegedly infringing other parties' patents. We are a defendant in a number of patent suits and we have been notified of several other potential patent disputes. We expect that we will increasingly be subject to patent infringement claims involving various aspects of our Marketplaces, Payments and GSI segments as our products and services continue to expand in scope and complexity (e.g., our mobile, local, social and digital initiatives), as we expand into new businesses, including through acquisitions, and as the universe of patent owners who may claim that we, companies that we have acquired, or our customers infringe their patents and the aggregate number of patents controlled by such patent owners correspondingly increases. Such claims may be brought directly against our companies and/or against our customers (whom we may indemnify either because we are contractually obligated to do so or as a business matter). We and other technology companies have seen more of these claims from an increasing number of third parties whose sole or primary business is to assert such claims. In addition, we have seen significant patent disputes between operating companies in some technology industries (e.g., mobile telephony). Patent claims, whether meritorious or not, are time consuming and costly to resolve, and could require expensive changes in our methods of doing business, could require us to enter into costly royalty or licensing agreements, or could require us to cease conducting certain operations, which would harm our business.
Use of our services for illegal purposes could harm our business.
We may be unable to prevent our users from selling unlawful or stolen goods or unlawful services, or selling goods or services in an unlawful manner, and we may be subject to allegations of civil or criminal liability for unlawful activities carried out by users through our services. We have been subject to several lawsuits based upon such allegations. In December 2004, an executive of Baazee.com, our Indian subsidiary, was arrested in connection with a user's listing of a pornographic video clip on that website. The charges related to this arrest were recently quashed. Similarly, one of our Korean subsidiaries (IAC) and one of its employees were found criminally liable for listings (which occurred prior to our acquisition of IAC) on IAC's website. The German Federal Supreme Court has ruled that we may have a duty to take reasonable measures to prevent prohibited DVDs from being sold on our site to minors and that competitors may be able to enforce this duty. In a number of circumstances, third parties, including government regulators and law enforcement officials, have alleged that our services aid and abet certain violations of certain laws, including antiscalping laws with respect to the resale of tickets, laws regarding the sale of counterfeit items, the fencing of stolen goods, selective distribution channel laws, distance selling laws and the sale of items outside of the U.S. that are regulated by U.S. export controls. As we seek to reduce bad buying experiences and improve the customer experience on our sites, our level of interaction with buyers and sellers may increase over time, which could in turn increase our potential exposure to allegations of civil or criminal liability for unlawful activities carried out by users through our services.
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
Our GSI business is in the process of enhancing and unbundling the components of its ecommerce and payments platform and migrating its existing customers to its new platform. This project is very expensive and time consuming and involves significant technical risk. Previously planned migrations of certain clients to the new platform have been delayed into 2012 and beyond. If client migrations to the new platform continue to be delayed, the functionality of the new platform is not accepted by GSI's existing clients or prospective clients targeted by GSI, the new platform contains an unacceptable amount of design flaws or does not perform or operate as expected, or GSI fails to meet client commitments and services level agreements, GSI could be subject to substantial penalties under its agreements with its clients (including significant financial penalties and termination rights for its affected clients), its relationships with its clients and their respective businesses could be substantially harmed, and GSI clients may seek to terminate their contracts with GSI early based on actual or proposed breach. In addition, GSI's new platform also provides for substantially more client control over certain platform functionality, such as promotions and marketing, operations and performance analytics. If GSI is unable to help clients understand, assess and address their internal preparedness needs for the new platform, this could result in delays in deployment, client dissatisfaction due to lack of preparedness, degraded site performance, and additional support costs attributable to client-induced issues. We believe that GSI's ability to secure new clients and retain current clients will be negatively impacted until GSI is able to successfully roll out the new platform in a live client implementation. Any of these events or circumstances could materially and adversely affect our GSI business. Even if accomplished successfully, this development and migration project may cost more than expected or take longer than currently planned, which could harm our GSI business.
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
From time to time, we are involved in other disputes or regulatory inquiries that arise in the ordinary course of business. The number and significance of these disputes and inquiries have increased as our company has grown larger, our businesses have expanded in scope (e.g., our mobile, local, social and digital initiatives) and our products and services have increased in complexity. We have in the past been forced to litigate such claims. We may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act, the Lanham Act and the Communications Decency Act are interpreted by the courts as our products and services to users continues to expand and as we expand geographically into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries such as ourselves are either unclear or less favorable. As an increasing portion of our business shifts to mobile, we may be subject to additional laws, such as the Telephone Consumer Protection Act, which have significant penalties. The Federal Communications Commission has recently amended its regulations under the Telephone Consumer Protection Act, effective in July 2012, which could increase our exposure to liability for certain types of telephonic communication with customers, including but not limited to text messages to mobile phones. We are also subject to federal, state, local and foreign laws of general applicability, including laws regulating working conditions. Any claims or regulatory actions against us, whether meritorious or not, could be time consuming, result in costly litigation, damage awards (including statutory damages for certain causes of action in certain jurisdictions), injunctive relief, or increased costs of doing business through adverse judgment or settlement, require us to change our business practices in expensive ways, require significant amounts of management time, result in the diversion of significant operational resources, or otherwise harm our business.
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
Over the last several years, we have enhanced the buyer and seller protections offered by PayPal in certain eBay marketplaces, and in certain countries for transactions outside of eBay marketplaces. These changes to PayPal's buyer and seller protection program could result in future changes and fluctuations in our Payments transaction loss rate. For the fiscal year ended December 31, 2011 and the six months ended June 30, 2012, our Payments transaction losses (including both direct losses and buyer protection payouts) totaled $246 million and $130 million, representing 0.21% and 0.19% of our net total payment volume, respectively. Beginning in 2009, we have also changed the dispute resolution process for transactions on eBay.com, eBay.co.uk and eBay.de, as described in more detail above under the caption “Changes to our dispute resolution process could increase our costs and loss rate,” which could result in an increase in our combined eBay and PayPal transaction losses.
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
Our cross-border trade is also subject to, and impacted by currency exchange rate fluctuations, as discussed under the caption “We are exposed to fluctuations in currency exchange rates and interest rates” above.
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
A significant number of our users authorize us to bill their payment card accounts directly for all transaction fees charged by us. For example, PayPal's users routinely provide credit card and other financial information, and GSI customers routinely provide credit card information and other personally identifiable information which we maintain to facilitate the ease of future transactions. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication to effectively secure transmission of confidential information, including customer payment card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in the technology used by us to protect transaction data being breached or compromised. Financial services regulators in various jurisdictions, including the U.S. and the EU, have implemented or are considering proposals to impose new authentication requirements on banks and payment processors. These requirements could impose significant costs on PayPal, make it more difficult for new customers to join its network and reduce the ease of use of its products.
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
We are subject to laws relating to the collection, use, retention, security and transfer of personally identifiable information about our users, especially for financial information and for users located outside of the U.S. As an entity licensed and subject to regulation as a bank in Luxembourg, PayPal (Europe) S.à r.l et Cie, SCA is subject to banking secrecy laws. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between ourselves and our subsidiaries, and between ourselves, our subsidiaries and other parties with which we have commercial relations. In particular, the collection and use of personal information by companies has come under increased regulatory scrutiny. The interpretation and application of user data protection laws are in a state of flux, and may be interpreted and applied inconsistently from country to country. The European Union recently proposed new data laws that give customers additional rights and provide additional restrictions and harsher penalties on companies for illegal collection and misuse of personal information, including restrictions on the use of Internet tracking tools called “cookies”. While the European Union directive on cookies has taken effect, the manner in which member states adopt implementing legislation, and whether the European Union deems that legislation sufficient, continues to evolve. To the extent implementing legislation by member states is more restrictive, it could negatively impact the manner in which we use cookies for many of our services, ranging from advertising to anti-fraud, and require us to incur additional costs or change our business practices, any of which could harm our business. The European Union has announced proposed changes to the European Data Protection Directive, the Federal Trade Commission, or FTC, and the White House have both proposed U.S. privacy frameworks, and a number of other countries in which we operate have either recently passed privacy legislation or are in the process of doing so. Our current data protection policies and practices may not be consistent with new laws and regulations or evolving interpretations and applications. It is unclear how the application of existing privacy laws and regulations will impact mobile services and technologies, which are evolving rapidly. Complying with these varying international requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.
In addition, we have and post on our websites our own privacy policies and practices concerning the collection, use and disclosure of user data. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any regulatory requirements or orders or other federal, state or international privacy or consumer protection-related laws and regulations (or, in the case of our GSI businesses, any such failure or perceived failure on the part of GSI or GSI's clients) could result in proceedings or actions against us by governmental entities or others (e.g., class action privacy litigation), subject us to significant penalties and negative publicity, require us to change our business practices, increase our costs and adversely affect our business. For example, the FTC has recently entered into a number of consent decrees with major online companies, including Facebook and Google, to settle allegations of unfair or deceptive privacy practices. The FTC's consent decrees with Facebook and Google require those companies to implement a comprehensive privacy program and undergo regular, independent privacy audits for the next 20 years, among other requirements.
Certain of our businesses, including GSI's interactive marketing services business, utilize “behavioral marketing” (generally, the tracking of a user's online activities) to deliver relevant content to Internet users. The FTC has released a Staff Report with principles to address consumer privacy issues that may arise from behavioral marketing and to encourage industry self-regulation. In March 2012, the FTC issued a final report titled “Protecting Consumer Privacy in an Era of Rapid Change: Recommendations for Businesses and Policymakers,” which details the FTC's perspective on best practices for companies that collect and use consumer data to protect the privacy of consumers. Legislators and regulators in various jurisdictions are increasingly focusing on the capture and use of location-based information relating to users of smartphones and other mobile devices, which may result in additional restrictions being placed on the collection and use of such information. Any such regulations or legislation could, if enacted, prohibit the use of certain technologies, including those that track individuals' activities on the Internet or geolocation via mobile devices. Such laws and regulations could restrict our ability to collect and use page viewing data and personal information, which may reduce demand for our services or require changes to our current business models, such as advertising, which could harm our business.
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
We derive significant revenue from advertising on our websites and applications. Revenues from online advertising are sensitive to events and trends that affect advertising expenditures, such as general changes in the economy and changes in consumer spending, the effectiveness of online advertising versus offline advertising media and the value our websites provide to advertisers relative to other websites. The economic downturn adversely impacted our advertising revenue. In addition, major search engine operators have the ability to change from time to time, at their sole discretion, the rules and search algorithms governing the pricing, availability and placement of online advertising. Any changes in these rules or search algorithms could materially reduce the value that we derive from online advertising on our websites, either directly or indirectly. For example, retailers pay a fee to Shopping.com for online shoppers directed to their websites by our Shopping.com website. Rule changes made by search engines beginning in 2008 disrupted traffic to our Shopping.com website, which in turn adversely affected click-through traffic to retailers from our Shopping.com website and associated fee revenue. Finally, legislators and regulators in various jurisdictions, including the U.S. and the European Union, are reviewing Internet advertising models and the use of user-related data, including location-based information relating to users of smartphones and other mobile devices, and are considering proposals that could restrict or otherwise impact these business models and practices. If we experience a reduction in our advertising revenues due to economic, competitive, regulatory, technological or other factors, or the renegotiation of the terms of our contracts with major advertising companies, or a reduction in our ability to effectively place advertisements on our sites, or are otherwise unable to provide value to our advertisers, our business and financial results would suffer.
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
We are subject to the same foreign and domestic laws as other companies conducting business on and off the Internet. It is not always clear how existing laws governing issues such as property ownership, copyrights, trademarks and other intellectual property issues, parallel imports and distribution controls, taxation, libel and defamation, obscenity and personal privacy apply to online businesses such as ours. The majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Those laws that do reference the Internet, such as the U.S. Digital Millennium Copyright Act, the U.S. “CAN-SPAM” Act and the European Union's Directives on Distance Selling and Electronic Commerce, are being interpreted by the courts, but their applicability and scope remain uncertain. As our activities, the types of goods and services listed on our websites, and products and services we offer expand, including through acquisitions such as Bill Me Later and StubHub, regulatory agencies or courts may claim or hold that we or our users are subject to licensure or prohibited from conducting our business in their jurisdiction, either generally or with respect to certain actions (e.g., the sale of real estate, event tickets, cultural goods, boats and automobiles). Recent financial and political events may increase the level of regulatory scrutiny on large companies in general, and financial services companies in particular, and regulatory agencies may view matters or interpret laws and regulations differently than they have in the past and in a manner adverse to our businesses.
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
As we expand and localize our international activities, we become obligated to comply with the laws of the countries or markets in which we operate. In addition, because our services are accessible worldwide and we facilitate sales of goods and provide services to users worldwide, one or more jurisdictions may claim that we or our users are required to comply with their laws based on the location of our servers or one or more of our users, or the location of the product or service being sold or provided in an ecommerce transaction. For example, in the Louis Vuitton Malletier litigation, we were found liable in France, under French law, for transactions on some of our websites worldwide that did not involve French buyers or sellers (see “Item 1: Legal Proceedings” above). Laws regulating Internet and ecommerce companies outside of the U.S. are generally be less favorable than those in the U.S., giving greater rights to consumers, content owners, competitors, users and other third parties. Compliance may be more costly or may require us to change our business practices or restrict our service offerings, and the imposition of any regulations on us or our users may harm our business. In addition, we may be subject to multiple overlapping legal or regulatory regimes that impose conflicting requirements on us (e.g., in cross-border trade). Our alleged failure to comply with foreign laws could subject us to penalties ranging from criminal prosecution to significant fines to bans on our services, in addition to the significant costs we may incur in defending against such actions.
Following the global financial crisis, U.S. federal lawmakers enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act in 2010 overhauling the federal government's oversight of consumer financial products and systemic risk in the U.S. financial system. Although the full effect of the new legislation will be dependent on regulations to be adopted by a number of different agencies (including the recently created Consumer Financial Protection Bureau), we expect the general effect of the financial reform law will be to require PayPal and Bill Me Later to make additional disclosures to their users and to impose new restrictions on certain of their activities. These new obligations will impose new compliance requirements and obligations on us, increase our costs and may result in increased litigation, the need to make expensive product changes and other adverse impacts on our business. In addition, we also expect that the continued implementation of the financial reform law enacted in 2010 will adversely impact some significant traditional revenue streams for banks. For example, in June 2011, the Federal Reserve Board issued a final rule capping debit card interchange fees. As a result of this and other regulations implementing the financial reform law, banks may need to revise their business models to remain profitable, which may lead them to charge more for services which were previously provided for free or at lower cost. Any resulting increases in service fees required for PayPal to process transactions (e.g., service fees for automated clearing house transactions) would increase our costs and could adversely affect our business. In addition, in January 2012, the Consumer Financial Protection Bureau finalized new regulations, required by the Dodd-Frank Wall Street Reform and Consumer Protection Act, which will require PayPal, starting in February 2013, to provide additional disclosures, error resolution rights and cancellation rights to U.S. consumers who make international remittance payments. These new requirements could increase our costs of processing international payments and could adversely affect our business.
Changes to payment card networks or bank fees, rules, or practices could harm PayPal's business.
PayPal does not directly access payment card networks, such as Visa and MasterCard, which enable PayPal's acceptance of credit cards and debit cards (including some types of prepaid cards). As a result, PayPal must rely on banks or other payment processors to process transactions, and must pay fees for this service. From time to time, payment card networks have increased, and may increase in the future, the interchange fees and assessments that they charge for each transaction using one of their cards. PayPal's payment card processors have the right to pass any increases in interchange fees and assessments on to PayPal as well as increase their own fees for processing. Changes in interchange fees and assessments could increase PayPal's operating costs and reduce its profit margins. In addition, in some jurisdictions, governments have required Visa and MasterCard to reduce interchange fees, or have opened investigations as to whether Visa or MasterCard's interchange fees and practices violate antitrust law. In the U.S., the Dodd-Frank Wall Street Reform and Consumer Protection Act enacted in 2010 authorizes the Federal Reserve Board to regulate debit card interchange rates and debit card network exclusivity provisions, and in June 2011, the Federal Reserve Board issued a final rule capping debit card interchange fees at significantly lower rates than Visa or MasterCard previously charged. Any material reduction in credit or debit card interchange rates in the U.S. or other markets could jeopardize PayPal's competitive position against traditional credit and debit card processors. While the regulations adopted by the Federal Reserve Board in June 2011 do not treat PayPal as a “payment card network,” future changes to those regulations or to PayPal's business could potentially cause PayPal to be treated as a payment card network, which could subject PayPal to additional regulation and require PayPal to change its business practices, which could reduce PayPal's revenue and adversely affect PayPal's business.
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
Risks associated with our reliance on an unaffiliated lender in providing the Bill Me Later service are discussed in more detail under the caption “Bill Me Later's operations depend on lending services provided by an unaffiliated lender” above.
The Bill Me Later service relies on third-party merchant processors and payment gateways to process transactions. For the fiscal year ended December 31, 2011 and the six months ended June 30, 2012, approximately 69% and 63%, respectively, of all transaction volume by dollar amount through the Bill Me Later service was settled through the facilities of a single vendor. Any disruption to these third party payment processing and gateway services would adversely affect the Bill Me Later service.
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
We anticipate that the volume of credit extended by WebBank (the financial institution issuing the Bill Me Later credit products) will increase as we continue to enable qualified buyers with a PayPal account to use Bill Me Later as a payment funding option for transactions on eBay.com and on certain merchant websites that accept PayPal. We purchase the receivables relating to these consumer loans extended by the issuing bank, and therefore bear the risk of loss. Like other businesses with significant exposure to losses from consumer credit, the Bill Me Later service faces the risk that account holders will default on their payment obligations, making the receivables uncollectible and creating the risk of potential charge-offs. The rate at which receivables were charged off as uncollectible, or the net charge-off rate, was approximately 4.46% and 4.59%, respectively, for the fiscal year ended December 31, 2011 and the six months ended June 30, 2012. The nonpayment rate among Bill Me Later users may increase due to, among other things, worsening economic conditions, such as a recession in the U.S., and high unemployment rates. Consumers who miss payments on their obligations often fail to repay them, and consumers who file for protection under the bankruptcy laws generally do not repay their credit.
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
Additionally, in providing the Bill Me Later service, we face other risks similar to those faced by PayPal described elsewhere in these Risk Factors, including under the captions “Government inquiries may lead to charges or penalties” and “If our Payments business is found to be subject to or in violation of any laws or regulations, including those governing money transmission, electronic funds transfer, money laundering, terrorist financing, sanctions, consumer protection, banking and lending, it could be subject to liability, licensure and regulatory approval and may be forced to change its business practices.”
PayPal's retail point of sale solutions expose us to additional risks.
PayPal has recently announced several retail point of sale solutions, including PayPal Here, which enables merchants to use a card reader attached to a mobile device (or to scan cards and checks using the device's embedded camera) to accept payment, as well as in-store pilot programs for new point of sale technologies, which are being rolled out on a limited basis to certain retailers in the U.S. As PayPal expands into point of sale transactions, PayPal will face even greater expectations from offline retailers regarding the reliability and availability of its systems and services and correspondingly lower amounts of downtime. PayPal's point of sale solutions may also be targeted by fraudsters; given that our fraud models are less developed in this area, we may experience increases in fraud and associated transaction losses as we adjust to fraudulent activity at the point of sale. The manufacturing and sale of a hardware product (the PayPal Here device) exposes us to potential product liability claims for which we could have substantial liability, and could require product recalls or other actions. PayPal's point of sale solutions also may subject us to increased exposure to other laws and regulations (e.g., export control regulations related to the shipment of the PayPal Here reader across national borders). There is significant competition at the retail point of sale, and there can be no assurance that merchants will adopt, or consumers will use, PayPal's retail point of sale solutions. Retail point of sale transactions also have lower profit margins than PayPal's other payment solutions. Unless we are able to drive adoption of, and significant volume through, our point of sale solutions over time, our business may suffer.
Changes in PayPal's funding mix could adversely affect PayPal's results.
PayPal pays significant transaction fees when customers fund payment transactions using credit cards, lower fees when customers fund payments with debit cards, nominal fees when customers fund payment transactions by electronic transfer of funds from bank accounts, and no fees when customers fund payment transactions from an existing PayPal account balance or through the Bill Me Later service, or use buyer credit issued by GE Money Bank. Customers fund a significant portion of PayPal's payment volume using credit and debit cards, and PayPal's financial success will remain highly sensitive to changes in the rate at which its senders fund payments using credit and debit cards. Customers may prefer funding payment transactions using credit cards or debit cards rather than bank account transfers for a number of reasons, including the ability to dispute and reverse charges directly with their payment card provider if merchandise is not delivered or is not as described, the ability to earn frequent flier miles, cash rebates, or other incentives offered by payment card issuers, the ability to defer payment, or a reluctance to provide bank account information to PayPal. In addition, some of PayPal's offerings, including the ability for buyers to make a limited number of payments without opening a PayPal account, have a higher rate of payment card funding than PayPal's basic product offering. Some of PayPal's plans to lower its funding costs, including both the Bill Me Later service and the ability for buyers to defer payment for a short period of time on some transactions, may increase the risk to PayPal of non-payment by buyers,
PayPal's failure to manage customer funds properly could harm its business.

PayPal's ability to manage and account accurately for customer funds requires a high level of internal controls. In some of the markets that PayPal serves and currencies that PayPal offers, PayPal has a limited operating history and limited experience in managing these internal controls. As PayPal's business continues to grow, it must continue to strengthen its internal controls accordingly. PayPal's success requires significant public confidence in its ability to handle large and growing transaction volumes and amounts of customer funds. Any failure to maintain necessary controls or to manage customer funds accurately could severely diminish customer use of PayPal's products.
Systems failures and resulting interruptions in the availability of our websites, applications, products or services could harm our business.
We have experienced system failures from time to time, and any interruption in the availability of our websites, applications, products or services will reduce our current revenues and profits, could harm our future revenues and profits and could subject us to regulatory scrutiny. Our eBay.com website has been interrupted for periods of up to 22 hours. In April 2012, technical systems issues resulted in eBay.com users being unable to checkout on our sites for a period of several hours. Our PayPal website has suffered intermittent unavailability for periods as long as five days, including unavailability for approximately three hours affecting payments primarily on our ebay.co.uk site in May 2011. Other of our websites (e.g., StubHub, Milo and others), as well as websites of GSI clients and hosted services offered by GSI's interactive marketing services business, have experienced intermittent unavailability from time to time. Any unscheduled interruption in our services results in an immediate, and possibly substantial, loss of revenues, as well as potential service credits or other payments by GSI to its clients. Frequent or persistent interruptions in our services could cause current or potential users to believe that our systems are unreliable, leading them to switch to our competitors or to avoid our sites, and could permanently harm our reputation and brands. Reliability is particularly critical for PayPal, which faces increased expectations on the part of users and merchants regarding the full-time availability of PayPal's services as it seeks to expand its Merchant Services business and gain acceptance of its retail point of sale solutions. Because PayPal is a regulated financial institution, frequent or persistent site interruptions could lead to fines, penalties, or mandatory and costly changes to PayPal's business practices, and ultimately could cause PayPal to lose existing licenses it needs to operate or prevent it from obtaining additional licenses that it needs to expand. Finally, because our customers may use our products for critical transactions, any system failures could result in damage to our customers' businesses. These customers could seek significant compensation from us for their losses. Even if unsuccessful, this type of claim likely would be time-consuming and costly for us to address.
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
Risks associated with our ongoing efforts to enhance and unbundle the components of GSI's ecommerce and payments platform and to migrate GSI's existing customers to its new platform are discussed in more detail under the caption “If our GSI business is unable to enhance its platform and migrate clients to its new platform in a timely and cost-effective manner, it would be substantially harmed” above.
There are many risks associated with our international operations.
Our international expansion has been rapid and our international business, especially in Germany, Korea and the U.K., has also become critical to our revenues and profits. Net revenues outside the U.S. accounted for approximately 53% of our net revenues in both the fiscal year ended December 31, 2011 and the six months ended June 30, 2012.
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

•	customs and duties, including the possibility of significant delays at the border and the possibility that our services may be viewed as facilitating customs fraud;

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
Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the Foreign Corrupt Practices Act, and other local laws prohibiting corrupt payments to governmental officials, and antitrust and competition regulations, among others. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our brands, our international expansion efforts, our ability to attract and retain employees, our business, and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies.
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
We have acquired a significant number of businesses, technologies, services and products, including most recently WHI Solutions, Inc. We expect to continue to evaluate and consider a wide array of potential strategic transactions as part of our overall business strategy, including business combinations, acquisitions and dispositions of businesses, technologies, services, products and other assets, as well as strategic investments and joint ventures. At any given time we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. Any of these transactions could be material to our financial condition and results of operations.

These transactions involve significant challenges and risks. Some of the areas where we may face risks or difficulties include:

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

•
the acquisition of new customer and employee personal information, in and of itself, may require regulatory approval and or additional controls, policies and procedures and subject us to additional exposure; and

•
for investments in which an investee's financial performance is incorporated into our financial results, either in full or in part, the dependence on the investee's accounting, financial reporting and similar systems, controls and processes.

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
In addition, we have made certain investments, including through joint ventures, in which we have a minority equity interest and lack management and operational control. The controlling joint venture partner in a joint venture investment may have business interests, strategies or goals that are inconsistent with ours, and business decisions or other actions or omissions of the controlling joint venture partner or the joint venture company may result in harm to our reputation or adversely affect the value of our investment in the joint venture. Our strategic investments may expose us to additional risks. For example, GSI's minority interest in Intershop Communications AG is governed by German law, which could subject us to liability for certain disadvantages to Intershop if we were deemed to be in control of Intershop under German law. We have also been sued by craigslist, which has alleged that we improperly misused confidential information from craigslist that we received as a minority investor. The complaint alleges breach of contract, breach of fiduciary duty, fraud, unfair competition and false advertising and seeks compensatory and punitive damages, recission and other relief.
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
The application of indirect taxes (such as sales and use tax, value-added tax (VAT), goods and services tax, business tax and gross receipt tax) to ecommerce businesses such as eBay and to our users is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the adoption and growth of the Internet and ecommerce. In many cases, it is not clear how existing statutes apply to the Internet or ecommerce. In addition, some jurisdictions have implemented or may implement laws specifically addressing the Internet or some aspect of ecommerce. For example, the State of New York has passed legislation that requires any out-of-state seller of tangible personal property to collect and remit New York use tax if the seller engages affiliates above certain financial thresholds in New York to perform certain business promotion activities. Several ecommerce companies are challenging this new law. In June 2011, California enacted legislation that required certain out-of-state retailers to collect and remit California use tax on taxable sales to California purchasers when the retailer has a relationship with a person in California that refers customers to the retailer. In September 2011, the California Governor signed into law AB 155, which superseded the prior law and delayed the implementation of such collection and remittance requirements until September 15, 2012 or January 1, 2013. The effective date of the law was dependent on whether or not the U.S. Congress enacted legislation in this area by July 1, 2012. Because federal legislation has not been enacted, the effective date of California's new law will be September 15, 2012. The new law is similar to the law passed in New York, but provides exclusions for certain forms of Internet marketing and is limited to retailers who exceed prescribed sales volume thresholds. However, if our sellers who are not already required to collect California sales or use tax believe that their use of our websites requires them to collect California use tax, they may elect to limit their use of our websites rather than collect the tax, which would harm our business. North Carolina, Rhode Island, Illinois, Arkansas and South Dakota have also enacted similar laws related to affiliates, and a number of other states appear to be considering similar legislation. In addition, the Pennsylvania Department of Revenue has ruled that an out-of-state retailer using Pennsylvania-based affiliates could have nexus in Pennsylvania under existing statutes. Most of these new laws and positions are being challenged and in May 2012, a Cook County Circuit Court judge ruled that the Illinois Internet Affiliate Nexus Law was unconstitutional. The State of Illinois has filed a direct appeal to the Illinois Supreme Court. The adoption of such legislation by states where eBay has significant operations that perform certain business promotion activities could result in a use tax collection responsibility for certain of our sellers. This collection responsibility and the additional costs associated with complex use tax collection, remittance and audit requirements would make selling on our websites less attractive for small business retailers, and would harm our business.
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
In conjunction with the Streamlined Sales Tax Project - an ongoing, multi-year effort by U.S. state, and local governments to require collection and remittance of remote sales tax by out-of-state sellers - S. 1452 and H.R. 2701, U.S. Senate and U.S. House versions of the Main Street Fairness Act, have been introduced in the 112th Congress. These measures would allow states that meet certain simplification and other standards to require out-of-state sellers to collect and remit sales taxes on goods purchased by in-state residents. Sellers meeting an as yet undefined small seller exception would be excluded from the requirements of the Act. Other legislation introduced in the US Congress, including H.R. 3179 and S. 1832, would grant states the authority to require out-of-state retailers to collect and remit sales taxes without requiring the state to join the Streamlined Sales Tax Project. The adoption of remote sales tax collection legislation that lacks a robust small business exemption would result in the imposition of sales taxes and additional costs associated with complex sales tax collection, remittance and audit compliance requirements on a number of our sellers. This would make selling online less attractive for small retailers, and could harm our business.
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
Similar issues exist outside of the U.S., where the application of VAT or other indirect taxes on ecommerce providers such as eBay is uncertain and evolving. While we attempt to comply in those jurisdictions where it is clear that a tax is due, certain of our subsidiaries have, from time to time, received claims relating to the applicability of indirect taxes to our fees.  In April 2012, we received Notices of Reassessments for tax years 2001-2005 from the Canadian Revenue Agency (“CRA”) which assert goods and service tax (GST) and harmonized sales tax (HST) on our fees charged to Canadian users. These reassessments of GST/HST were the result of an audit of eBay International AG and are based on the CRA's assertion that we were “doing business” in Canada for GST/HST purposes. We disagree with the reassessments and filed a Notice of Appeal with the Tax Court of Canada in July 2012. Should such taxes become applicable, our business could be harmed. We collect and remit indirect taxes in certain jurisdictions. However, tax authorities may raise questions about our obligation to collect and remit such taxes, as well as the proper calculation of such taxes. For example, the Korean tax authority asserted that certain coupons and incentives available on our sites should not be deducted when computing taxes on our fees. We challenged these assessments and in June 2012 the National Tax Tribunal issued a final ruling in our favor. Should any new taxes become applicable to our fees or if the taxes we pay are found to be deficient, our business could be harmed.
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
Our tickets business, which includes our StubHub business, is subject to numerous risks. Many jurisdictions have laws and regulations covering the resale of event tickets. Some jurisdictions prohibit the resale of event tickets at prices above the face value of the tickets or at all, or highly regulate the resale of tickets, and new laws and regulations or changes to existing laws and regulations imposing these or other restrictions may be adopted that could limit or inhibit our ability to operate, or our users' ability to continue to use, our tickets business. For example, in 2012, France passed a law prohibiting the habitual resale of event tickets without permission from the event organizer. In addition, the unauthorized resale of football (soccer) tickets is illegal in the U.K., where a StubHub site was recently launched. Regulatory agencies or courts may claim or hold that we are responsible for ensuring that our users comply with these laws and regulations or that we or our users are either subject to licensure or prohibited from reselling event tickets in their jurisdictions. In October 2007, two plaintiffs filed a purported class action lawsuit in North Carolina Superior Court alleging that StubHub sold (and facilitated and participated in the sale) of concert tickets to plaintiffs with the knowledge that the tickets were resold in violation of North Carolina's maximum ticket resale price law (which has been subsequently amended). In February 2011, the trial court granted plaintiffs' motion for summary judgment, concluding that immunity under the Communications Decency Act did not apply. The trial court further held that StubHub violated the North Carolina unfair and deceptive trade practices statute as it pertained to the two named plaintiffs, and certified its decision for immediate appeal to the North Carolina Court of Appeals. In February 2012, the North Carolina Court of Appeals overturned the lower court's decision. The plaintiffs are appealing the appellate court ruling.
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
Our tickets business is subject to seasonal fluctuations and the general economic and business conditions that impact the sporting events and live entertainment industries. The economic downturn resulted in a decrease in ticket prices sold on our sites and negatively impacted revenue and profits. In addition, a work stoppage, strike or lockout by a professional sports league (for example, the recent National Basketball Association lockout) that results in the cancellation of all or a portion of the games in a league's season would harm our tickets business. In addition, a portion of the tickets inventory sold by sellers on the StubHub website is processed by StubHub in digital form. Systems failures, security breaches, theft or other disruptions that result in the loss of such sellers' tickets inventory could materially harm our tickets business.
Our tickets business also faces significant competition from a number of sources, including ticketing service companies (such as Live Nation Entertainment/Ticketmaster, AEG, Comcast-Spectacor and Tickets.com), event organizers (such as professional sports teams and leagues), ticket brokers and online and offline ticket resellers, such as TicketsNow (which is owned by Live Nation Entertainment) and RazorGator. In addition, some ticketing service companies and event organizers have begun to issue event tickets through various forms of electronic ticketing systems that are designed to restrict or prohibit the transferability (and by extension, the resale) of such event tickets. Ticketing service companies have also begun to use market-based pricing strategies or dynamic pricing to charge much higher prices than they historically have for premium tickets. Besides charging higher prices, these ticketing service companies have also imposed additional restrictions on transferability for these types of tickets, such as requiring customers to pick up these tickets at will-call with the purchasing credit card. To the extent that event tickets issued in this manner cannot be resold on our websites, or to the extent that we are otherwise unable to compete with these competitors, our tickets business would be harmed. Pursuant to commercial arrangements with certain of its partners, StubHub provides some of its sellers with the ability to conduct integrated resale transactions, which consumers may prefer due to, among other factors, much quicker delivery and lower fraud concerns. These integrations are largely deal-dependent, and these arrangements may not be renewed on favorable terms, or at all.
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
Our businesses all depend on attracting and retaining key personnel. Our future success will depend on our ability to attract, train, retain and motivate highly skilled technical, managerial, marketing and customer support personnel. Competition for these personnel is intense, and we may be unable to successfully attract, integrate, or retain sufficiently qualified personnel. In making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the equity awards they would receive in connection with their employment. Fluctuations in our stock price may make it more difficult to retain and motivate employees.
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
Price increases by, or service terminations, disruptions or interruptions at, companies that provide services to our users and clients (such as postal and delivery services, and our recently announced plans for a global shipping solution intended to facilitate cross-border transactions between buyers and sellers) could also reduce the number of listings on our websites or make it more difficult for our sellers to complete transactions or for us to timely fulfill and ship products sold on the websites operated by GSI's clients, thereby harming our business. Some third-parties who provide services to us may have or gain market power and be able to increase their prices to us without competitive constraint. In addition, the U.S. Postal Service has announced that it is considering closing thousands of local post offices and ending Saturday mail delivery. While we continue to work with global carriers to offer our sellers a variety of shipping options and to enhance our shipping experience, these closures could require certain sellers to utilize alternatives which could be more expensive or inconvenient, which could in turn decrease the velocity of trade on our site, thereby harming our business. Any security breach at a company providing services to our users could also adversely affect our customers and harm our business. We have outsourced certain functions to third-party providers, including some customer support and product development functions, which are critical to our operations. If our service providers do not perform satisfactorily, our operations could be disrupted, which could result in user dissatisfaction and adversely affect our velocity of trade, business, reputation and operating results
Although we generally have been able to renew or extend the terms of contractual arrangements with, or if necessary replace, third parties who provide services to us on acceptable terms, there can be no assurance that we will continue to be able to do so in the future. If any third parties were to stop providing services to us on acceptable terms, including as a result of bankruptcy due to poor economic conditions, we may be unable to procure alternatives from other third parties in a timely and efficient manner and on acceptable terms, or at all. In addition, there can be no assurance that third parties who provide services directly to our users will continue to do so on acceptable terms, or at all.
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
Marketplaces
Our Marketplaces businesses currently or potentially compete with a large number of online and offline companies providing particular categories of goods and/or broader ranges of goods. The Internet provides new, rapidly evolving and intensely competitive channels for the sale of all types of goods. We expect competition to intensify in the future. The barriers to entry into these channels can be relatively low, and current offline and new competitors, including small businesses who want to create and promote their own stores, can easily launch online sites at nominal cost using commercially available software or partnering with any one of a number of successful ecommerce companies. Online and offline businesses increasingly are competing with each other, consumers who purchase or sell goods and services through our Marketplaces businesses have more and more alternatives, and merchants have more channels to reach consumers.
Our competitors include the vast majority of traditional department, warehouse, boutique, discount and general merchandise stores (as well as the online operations of these traditional retailers), online retailers, online classified services and other shopping channels such as offline and online home shopping networks. In the U.S., these include Wal-Mart, Target, Sears, Macy's, JC Penney, Costco, Office Depot, Staples, OfficeMax, Sam's Club, Amazon.com (which continues to expand into new geographies and lines of business), Buy.com (owned by Rakuten), AOL.com, Yahoo! Shopping, MSN, QVC and Home Shopping Network, among others.
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

Our online shopping comparison site, Shopping.com, competes with sites such as Bing Shopping, Buy.com, Google Product Search/Google Shopping, Nextag.com, Pricegrabber.com, Shopzilla and Yahoo! Product Search, which offer shopping search engines that allow consumers to search the Internet for specified products. Recent legal developments may affect the utility of shopping comparison sites if manufacturers limit variation in product pricing. In addition, sellers are increasingly utilizing multiple sales channels, including the acquisition of new customers by paying for search-related advertisements on horizontal search engine sites such as Bing, Google, Yahoo!, Naver and Baidu. We use product search engines and paid search advertising to help users find our sites, but these services also have the potential to divert users to other online shopping destinations. Consumers may choose to search for products and services with a horizontal search engine instead of our sites, and horizontal search engines may send users to other shopping destinations instead of our sites.
We also compete with many local, regional, and national specialty retailers and exchanges in each of the major categories of products offered on our site. For example, category-specific competitors to offerings in our Motors (Parts and Accessories) category include: Advanceautoparts.com, Auto Parts Warehouse, AutoAnything, Autozone, Car Domain, Discount Tire Direct, jcwhitney.com, Motorcycle Superstore, O'Reilly Auto Parts, Rockauto.com, Tirerack.com, newspaper and online classifieds, used car dealers, swap meets, car clubs and vehicle recyclers.

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

We may be unable to compete successfully against current and future competitors. Some current and potential competitors have longer operating histories, larger customer bases and greater brand recognition in other business and Internet sectors than we do. Other online ecommerce sites may be acquired by, receive investments from, or enter into other commercial relationships with well-established and well-financed companies. As a result, some of our competitors with other revenue sources may be able to devote more resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to website and systems development than we can. Some of our competitors may offer or continue to offer free shipping, favorable return policies or other transaction-related services which improve the user experience on their sites and which could be impractical or inefficient for eBay sellers to match. Our competitors may be able to innovate faster than we can, and new technologies may further increase the competitive pressures by enabling our competitors to offer more efficient or lower-cost services. Our competitors may be able to use the advantages of brick-and-mortar stores or other sorts of physical presence.

In addition, certain established retailers may encourage manufacturers to limit or cease distribution of their products to dealers who sell through online channels such as eBay. Retailers may attempt to use existing or future government regulation to prohibit or limit online commerce in certain categories of goods or services. Manufacturers may attempt to enforce minimum resale price maintenance or minimum advertised price arrangements to prevent distributors from selling on our websites or on the Internet generally, or at prices that would make our site attractive relative to other alternatives. For example, in June 2012, Adidas Group announced that it intends to restrict its dealers, on a global basis, from listing and selling Adidas and Reebok products on sites including eBay.com. The adoption by manufacturers of policies, or the adoption of new laws or regulations or interpretations of existing laws or regulations by government authorities, in each case discouraging or restricting the sales of goods or services over the Internet, could force eBay users to stop selling certain products on our websites. Increased competition or anti-Internet distribution policies or regulations may result in reduced operating margins, loss of market share and diminished value of our brands. As we respond to changes in the competitive environment, we may, from time to time, make pricing, service or marketing decisions or acquisitions that may be controversial with and lead to dissatisfaction among some of our sellers, which could reduce activity on our websites and harm our profitability.
Although we have established Internet traffic arrangements with several large online services and search engine companies, these arrangements may not be renewed on favorable terms or these companies may decide to promote competitive services. Even if these arrangements are renewed, they may not result in increased usage of our sites. In addition, companies that control user access to transactions through network access, Internet browsers, mobile networks or search engines could promote our competitors, channel current or potential users to their vertically integrated electronic commerce sites or their advertisers' sites, attempt to restrict access to our sites, or charge us substantial fees for inclusion. Search engines are increasingly becoming a starting point for online shopping, and as the costs of operating an online store continue to decline, online sellers may increasingly sell goods through multiple channels, which could reduce the number and value of transactions these sellers conduct through our sites. PayPal
The markets for PayPal's products and services are intensely competitive and are subject to rapid technological change, including but not limited to: mobile payments, electronic funds transfer networks allowing Internet access, cross-border access to networks, creation of new networks, expansion of prepaid cards and bill pay networks. PayPal faces competition and potential competition from existing online and offline payment methods, including, among others:

•
payment card processors that offer their services to online merchants and multi-channel merchants, including American Express, Chase Paymentech, First Data, Wells Fargo, WorldPay, Barclays Merchant Services, Global Payments, Inc., Square and Stripe, and payment gateways, including CyberSource and Authorize.net (both owned by Visa), Braintree and First Data;

•	money remitters such as MoneyGram, Western Union, Global Payments, Inc. and Euronet;

•	bill payment services, including CheckFree, a subsidiary of Fiserv;

•
processors that provide online merchants the ability to offer their customers the option of paying for purchases from their bank account or paying on credit, including ClearXchange (a joint venture among Wells Fargo, Bank of America and JP Morgan Chase), Western Union's WU Pay, Dwolla, Acculynk, TeleCheck (a subsidiary of First Data), iDEAL in the Netherlands, Sofortuberweisung in Germany and the recently-announced MyBank pan-European initiative;

•
providers of “digital wallet” services that offer customers the ability to pay online or on mobile devices through a variety of payment methods, including the new V.me announced by Visa, American Express's Serve and Google Wallet;

•	providers of traditional payment methods, particularly credit cards, checks, money orders and Automated Clearing House transactions;

•	issuers of stored value targeted at online payments, including VisaBuxx, NetSpend, Green Dot, PayNearMe and UKash;

•	mobile payments, including ISIS, Buyster, Mpass, O2 Money, Project Oscar, Boku, Venmo and Crandy, many of which are owned by or supported by major mobile carriers;

•	Amazon Payments, which offers merchants the ability to accept credit card- and bank-funded payments from Amazon's base of online and mobile customers on the merchant's own website;

•	Google Checkout, which has been integrated into the Google Wallet service and which enables the online and mobile payment of merchants using credit cards;

•	AliPay, an online payment services provider which operates primarily in China but has announced plans to expand internationally;

•
Other providers of online account-based payments, such as Skrill (formerly known as MoneyBookers), ClickandBuy (owned by Deutsche Telekom), Barclays Pingit and Kwixo (primarily in the EU), Paymate and Visa PayClick in Australia;

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

Some of these competitors have longer operating histories, significantly greater financial, technical, marketing, customer service and other resources, greater brand recognition, or a larger base of customers than PayPal, and may be also be able to leverage other affiliated businesses for competitive advantage. PayPal's competitors may be able to innovate and respond to new or emerging technologies and changes in customer requirements faster and more effectively than PayPal. Some of these competitors may also be subject to less burdensome licensing, anti-money laundering, counter-terrorist financing and other regulatory requirements than PayPal, which is subject to additional regulations based on, among other factors, its licensure as a bank in Luxembourg. They may devote greater resources to the development, promotion, and sale of products and services than PayPal, and they may offer lower prices. For example, Google Checkout (now integrated into Google Wallet) has in the past offered free payments processing on transactions in an amount proportionate to certain advertising spending with Google. Competing services tied to established banks and other financial institutions may offer greater liquidity and engender greater consumer confidence in the safety and efficacy of their services than PayPal. In addition, in certain countries, such as Germany, Netherlands and Australia, electronic funds transfer is a leading method of payment for both online and offline transactions. As in the U.S., established banks and other financial institutions that do not currently offer online payments could quickly and easily develop such a service.
The principal competitive factors for PayPal include the following:

•	ability to attract, retain and engage both buyers and sellers with relatively low marketing expense;

•	ability to show that sellers will achieve incremental sales by offering PayPal;

•	security of transactions and the ability for buyers to use PayPal without sharing their financial information with the seller;

•	low fees and simplicity of fee structure;

•	ability to develop services across multiple commerce channels, including mobile payments and payments at the physical point of sale;

•	trust in PayPal's dispute resolution and buyer and seller protection programs;

•	customer service; and

•	brand recognition.

With respect to our online competition, additional competitive factors include:

•	website and onboarding ease-of-use and accessibility;

•	system reliability;

•	data security; and

•	quality of developer tools such as our Application Programming Interfaces and Software Development Kits.

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
We receive scrutiny from various government agencies under U.S. and foreign competition laws. Some jurisdictions also provide private rights of action for competitors or consumers to assert claims of anti-competitive conduct. Other companies and government agencies have in the past and may in the future allege that our actions violate the antitrust or competition laws of the U.S., individual states, the European Commission, or other countries, or otherwise constitute unfair competition. Contractual agreements with buyers, sellers, or other companies could give rise to regulatory action or antitrust litigation. Also, our unilateral business practices could give rise to regulatory action or antitrust litigation. Some regulators, particularly those outside of the U.S., may perceive our business to have so much market power that otherwise uncontroversial business practices could be deemed anticompetitive. For example, in the U.S., we have been sued by a plaintiff representing a putative class of sellers who alleges that we have illegally monopolized a market for online auctions. In Korea, the national competition authority has investigated allegations that we have engaged in illegal exclusive conduct and rendered a decision against us in October 2010. The main case was conclusively resolved in our favor, and a related administrative action is on appeal. A further investigation was concluded by the Seoul prosecutor's office, which chose not to bring any charges. The competition authorities in Germany and Australia have conducted investigations (now completed) of various actions taken by our businesses. Such claims and investigations, even if without foundation, typically are very expensive to defend, involve negative publicity and substantial diversion of management time and effort, and could result in significant judgments against us.

In several jurisdictions, we have taken actions designed to improve the security of transactions and the quality of the user experience on our websites. Beginning in June 2008, we have required users in the U.K. to offer PayPal as a payment alternative on most transactions on our localized U.K. website, and since October 2008, we have required sellers on eBay.com to accept one or more accepted payment methods (currently PayPal, credit or debit cards processed through Internet merchant accounts, ProPay, Skrill (formerly known as Moneybookers) and Paymate) and no longer allow any forms of paper payment, including checks and money orders, to be listed by sellers in the U.S. for most categories of items. While these initiatives are intended to improve and make safer our users' buying experience and/or increase activity on our sites, certain users may be negatively affected by or react negatively to these changes, and may allege that we have (and are abusing) market power. We have faced inquiries from government regulators in various jurisdictions related to such actions. For example, in 2008, both the Australian Competition and Consumer Commission and the Reserve Bank of Australia reviewed our policies requiring sellers to offer PayPal as a payment alternative on most transactions on our localized Australian website and precluding sellers from imposing a surcharge or any other fee for accepting PayPal or other payment methods. We may face similar inquiries from other government regulators in the future. Negative reactions to these changes by our users or government authorities could, among other things, force us to change our operating practices in ways that could harm our business, operating results and profitability.
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
We have expanded significantly our headcount, facilities and infrastructure in the U.S. and internationally, and anticipate that further expansion in certain areas will be required for some of our businesses. We are also increasing our product and service offerings across our businesses. This expansion has increased (and we expect will continue to increase), the complexity of our businesses and has placed (and we expect will continue to place) a significant strain on our management, operational, and financial resources. The areas that are put under strain by our growth include the following:

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
Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations. To effectively manage the expected growth of our operations and personnel, we will need to continue to improve our transaction processing, operational and financial systems, procedures and controls. This is a special challenge as we acquire new operations with different and incompatible systems. Any capital investments that we may make will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by expense reductions in the short term. Failure to implement these improvements could limit our ability to manage our growth and adversely affect our operating results.
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
At June 30, 2012, we had approximately $12 million in secured indebtedness outstanding, $550 million of senior unsecured indebtedness outstanding under our $2.0 billion commercial paper program, and approximately $1.5 billion of other senior unsecured indebtedness outstanding. We also have a $3.0 billion revolving credit facility, under which we maintain $2.0 billion of available borrowing capacity in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they come due. As of June 30, 2012, no borrowings or letters of credit were outstanding under this revolving credit facility and, accordingly, $1.0 billion of borrowing capacity was available for other purposes permitted by this credit facility.
We may incur additional indebtedness in the future, including under our commercial paper program and revolving credit facility or through public or private offerings of debt securities. Our outstanding indebtedness and any additional indebtedness we incur may have important consequences, including, without limitation, the following:

•	we will be required to use cash to pay the principal of and interest on our indebtedness;

•	our indebtedness and leverage may increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure;

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions, share repurchases and other general corporate and other purposes may be limited; and

•	our flexibility in planning for, or reacting to, changes in our business and our industry may be limited.

Our ability to make payments of principal of and interest on our indebtedness depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our consolidated results of operations and financial condition, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to, among other things:

•	repatriate funds at substantial tax cost;

•	seek additional financing in the debt or equity markets;

•	refinance or restructure all or a portion of our indebtedness;

•	sell selected assets;

•	reduce or delay planned capital expenditures; or

•	reduce or delay planned operating expenditures.

Such measures might not be sufficient to enable us to service our debt. In addition, any such financing, refinancing or sale of assets might not be available on economically favorable terms or at all.
We depend on the continued growth of online and mobile commerce.
The business of selling goods over the Internet and mobile networks, particularly through online trading, is dynamic and relatively new. Concerns about fraud, privacy and other problems may discourage additional consumers from adopting the Internet or mobile devices as modes of commerce, or may prompt consumers to offline channels. In countries such as the U.S., Germany, Korea and the U.K., where our services and online commerce generally have been available for some time and the level of market penetration of our services is high, acquiring new users for our services may be more difficult and costly than it has been in the past. Moreover, the growth rates of Internet users is slowing in many countries where we have a significant presence. In order to expand our user base, we must appeal to and acquire consumers who historically have used traditional means of commerce to purchase goods and may prefer Internet analogues to such traditional retail means, such as the retailer's own website, to our offerings. If these consumers prove to be less active than our earlier users due to lower levels of willingness to use the Internet or mobile devices for commerce for any reason, including lack of access to high-speed communications equipment, congestion of traffic on the Internet, Internet or mobile network outages or delays, disruptions or other damage to users' computers or mobile devices, and we are unable to gain efficiencies in our operating costs, including our cost of acquiring new customers, our business could be adversely impacted.
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
Our Board of Directors has the authority to issue up to 10,000,000 shares of preferred stock and to determine the preferences, rights and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of common stock may be harmed by rights granted to the holders of any preferred stock that may be issued in the future. Some provisions of our certificate of incorporation and bylaws could have the effect of making it more difficult for a potential acquirer to acquire a majority of our outstanding voting stock or take control of our board of directors. These include provisions that provide for a classified board of directors through our annual meeting of stockholders in 2015, prohibit stockholders from taking action by written consent and restrict the ability of stockholders to call special meetings. We are also subject to provisions of Delaware law that prohibit us from engaging in any business combination with any interested stockholder (as defined by Delaware law) for a period of three years from the date the person became an interested stockholder, unless certain conditions are met. This restriction could have the effect of delaying or preventing a change of control.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchase activity during the three months ended June 30, 2012 was as follows:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet be Purchased Under the Programs (1)
April 30, 2012	1,188,300	$39.64	1,188,300	$593,507,940
May 31, 2012	6,404,090	$39.49	6,404,090	$340,611,522
June 30, 2012	1,407,610	$38.82	1,407,610	$2,285,961,949
	9,000,000		9,000,000

(1)
In September 2010, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $2 billion of our common stock, with no expiration from the date of authorization. In June 2012, our Board authorized an additional stock repurchase program that provides for the repurchase of up to an additional $2 billion of our common stock, with no expiration from the date of authorization. These stock repurchase programs are intended to offset the impact of dilution from our equity compensation programs. During the six months ended June 30, 2012, we repurchased approximately $595 million of our common stock under our stock repurchase programs at an average price of $37.16 per share. As of June 30, 2012, approximately $2.3 billion remained available for further purchases of our common stock under our stock repurchase programs.

Item 3:	Defaults Upon Senior Securities

Not applicable.

Item 4:	Mine Safety Disclosures

Not applicable.

Item 5:	Other Information

Not applicable.

Item 6:	Exhibits

Exhibit 3.01*	Amended and Restated Certificate of Incorporation of Registrant.
Exhibit 3.02*	Amended and Restated Bylaws of Registrant.
Exhibit 10.01+	Amendment to Registrant's 2003 Deferred Stock Unit Plan, effective April 2, 2012.
Exhibit 10.02+	Amendment to GSI Commerce, Inc. 2010 Equity Incentive Plan, effective April 2, 2012.
Exhibit 10.03+	Amendment to eBay Incentive Plan, effective April 2, 2012.
Exhibit 10.04+	Amendment to GSI Commerce, Inc. Leadership Team Incentive Plan, effective April 2, 2012.
Exhibit 10.05+
Form of Restricted Stock Unit Award Agreement (and Performance-Based Restricted Stock Unit Award Agreement) under Registrant's 2003 Deferred Stock Unit Plan, Registrant's 2008 Equity Incentive Award Plan and GSI Commerce, Inc. 2010 Equity Incentive Plan.

Exhibit 10.06+	Form of Restricted Stock Unit Award Agreement (with Modified Vesting) under Registrant's 2008 Equity Incentive Award Plan.
Exhibit 10.07+	Form of Restricted Stock Unit Award Agreement GSI Commerce, Inc. 2010 Equity Incentive Plan.
Exhibit 10.08+	Form of Stock Option Agreement under Registrant's 2008 Equity Incentive Award Plan.
Exhibit 10.09+	Form of Stock Option Agreement (with Modified Vesting) under Registrant's 2008 Equity Incentive Award Plan.
Exhibit 10.10+	Form of Performance Share Unit Award Agreement under Registrant's 2008 Equity Incentive Award Plan.
Exhibit 10.11+	Form of Director Award Agreement under Registrant's 2003 Deferred Stock Unit Plan.
Exhibit 10.12+	Form of Electing Director Award Agreement under Registrant's 2003 Deferred Stock Unit Plan.
Exhibit 10.13+	Form of New Director Award Agreement under Registrant's 2003 Deferred Stock Unit Plan.
Exhibit 10.14+	Form of Director Deferred Stock Unit Award Agreement under Registrant's 2008 Equity Incentive Award Plan.
Exhibit 12.01	Statement regarding computation of ratio of earnings to fixed charges.
Exhibit 31.01	Certification of Registrant's Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.02	Certification of Registrant's Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.01	Certification of Registrant's Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.02	Certification of Registrant's Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed as an exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2012 and incorporated herein by reference.
+ Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eBay Inc.
Principal Executive Officer:

		By:	/s/ John J. Donahoe
John J. Donahoe
President and Chief Executive Officer
Date:	July 18, 2012
Principal Financial Officer:

		By:	/s/ Robert H. Swan
Robert H. Swan
Senior Vice President, Finance and Chief Financial Officer
Date:	July 18, 2012
Principal Accounting Officer:

		By:	/s/ Brian J. Doerger
Brian J. Doerger
Vice President, Chief Accounting Officer
Date:	July 18, 2012

INDEX TO EXHIBITS

Exhibit 3.01*	Amended and Restated Certificate of Incorporation of Registrant.
Exhibit 3.02*	Amended and Restated Bylaws of Registrant.
Exhibit 10.01+	Amendment to Registrant's 2003 Deferred Stock Unit Plan, effective April 2, 2012.
Exhibit 10.02+	Amendment to GSI Commerce, Inc. 2010 Equity Incentive Plan, effective April 2, 2012.
Exhibit 10.03+	Amendment to eBay Incentive Plan, effective April 2, 2012.
Exhibit 10.04+	Amendment to GSI Commerce, Inc. Leadership Team Incentive Plan, effective April 2, 2012.
Exhibit 10.05+
Form of Restricted Stock Unit Award Agreement (and Performance-Based Restricted Stock Unit Award Agreement) under Registrant's 2003 Deferred Stock Unit Plan, Registrant's 2008 Equity Incentive Award Plan and GSI Commerce, Inc. 2010 Equity Incentive Plan.

Exhibit 10.06+	Form of Restricted Stock Unit Award Agreement (with Modified Vesting) under Registrant's 2008 Equity Incentive Award Plan.
Exhibit 10.07+	Form of Restricted Stock Unit Award Agreement GSI Commerce, Inc. 2010 Equity Incentive Plan.
Exhibit 10.08+	Form of Stock Option Agreement under Registrant's 2008 Equity Incentive Award Plan.
Exhibit 10.09+	Form of Stock Option Agreement (with Modified Vesting) under Registrant's 2008 Equity Incentive Award Plan.
Exhibit 10.10+	Form of Performance Share Unit Award Agreement under Registrant's 2008 Equity Incentive Award Plan.
Exhibit 10.11+	Form of Director Award Agreement under Registrant's 2003 Deferred Stock Unit Plan.
Exhibit 10.12+	Form of Electing Director Award Agreement under Registrant's 2003 Deferred Stock Unit Plan.
Exhibit 10.13+	Form of New Director Award Agreement under Registrant's 2003 Deferred Stock Unit Plan.
Exhibit 10.14+	Form of Director Deferred Stock Unit Award Agreement under Registrant's 2008 Equity Incentive Award Plan.
Exhibit 12.01	Statement regarding computation of ratio of earnings to fixed charges.
Exhibit 31.01	Certification of Registrant's Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.02	Certification of Registrant's Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.01	Certification of Registrant's Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.02	Certification of Registrant's Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed as an exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2012 and incorporated herein by reference.
+ Indicates a management contract or compensatory plan or arrangement.