Form 10-Q
period 2012-09-30
EBAY INC
filed 2012-10-19
CIK 1065088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 15, 2012, there were 1,293,985,406 shares of the registrant's common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements
eBay Inc.
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2012	December 31, 2011
	(In millions, except par value amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,331	$4,691
Short-term investments	1,804	1,238
Accounts receivable, net	694	682
Loans and interest receivable, net	1,792	1,501
Funds receivable and customer accounts	4,807	3,968
Other current assets	982	581
Total current assets	17,410	12,661
Long-term investments	2,500	2,453
Property and equipment, net	2,393	1,986
Goodwill	8,492	8,365
Intangible assets, net	1,234	1,406
Other assets	473	449
Total assets	$32,502	$27,320
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$12	$565
Accounts payable	271	282
Funds payable and amounts due to customers	4,807	3,968
Accrued expenses and other current liabilities	1,776	1,511
Deferred revenue	132	110
Income taxes payable	63	298
Total current liabilities	7,061	6,734
Deferred and other tax liabilities, net	945	1,073
Long-term debt	4,506	1,525
Other liabilities	77	58
Total liabilities	12,589	9,390
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock, $0.001 par value; 3,580 shares authorized; 1,294 and 1,286 shares outstanding	2	2
Additional paid-in capital	11,811	11,145
Treasury stock at cost, 266 and 249 shares	(7,797)	(7,155)
Retained earnings	15,248	13,389
Accumulated other comprehensive income	649	549
Total stockholders' equity	19,913	17,930
Total liabilities and stockholders' equity	$32,502	$27,320

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions, except per share amounts)
	(Unaudited)
Net revenues	$3,404	$2,966	$10,079	$8,272
Cost of net revenues	1,022	920	2,992	2,426
Gross profit	2,382	2,046	7,087	5,846
Operating expenses:
Sales and marketing	726	623	2,120	1,763
Product development	389	319	1,157	891
General and administrative	369	336	1,131	1,018
Provision for transaction and loan losses	148	146	413	372
Amortization of acquired intangible assets	83	85	251	182
Total operating expenses	1,715	1,509	5,072	4,226
Income from operations	667	537	2,015	1,620
Interest and other, net	5	79	74	111
Gain (loss) on divested businesses	—	—	118	(256)
Income before income taxes	672	616	2,207	1,475
Provision for income taxes	(75)	(125)	(348)	(225)
Net income	$597	$491	$1,859	$1,250
Net income per share:
Basic	$0.46	$0.38	$1.44	$0.97
Diluted	$0.45	$0.37	$1.42	$0.95
Weighted average shares:
Basic	1,292	1,290	1,291	1,291
Diluted	1,314	1,309	1,311	1,311

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)
	(Unaudited)
Net income	$597	$491	$1,859	$1,250
Other comprehensive income (loss), before tax and net of reclassification adjustments:
Foreign currency translation	191	(513)	80	5
Unrealized gains (losses) on investments, net	89	(253)	126	(150)
Unrealized (losses) gains on hedging activities, net	(73)	65	(90)	23
Other comprehensive income (loss), before tax	207	(701)	116	(122)
Tax (provision) benefit related to items of other comprehensive income	(22)	83	(16)	44
Other comprehensive income (loss), net tax	185	(618)	100	(78)
Comprehensive income (loss)	$782	$(127)	$1,959	$1,172

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2012	2011
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income	$1,859	$1,250
Adjustments:
Provision for transaction and loan losses	413	372
Depreciation and amortization	882	667
Stock-based compensation	360	346
(Gain) loss on divested businesses	(118)	256
Gain on acquisition of a business	—	(73)
Changes in assets and liabilities, net of acquisition effects	(943)	(527)
Net cash provided by operating activities	2,453	2,291
Cash flows from investing activities:
Purchases of property and equipment, net	(961)	(672)
Changes in principal loans receivable, net	(335)	(254)
Purchases of investments	(1,470)	(1,884)
Maturities and sales of investments	938	1,298
Acquisitions, net of cash acquired	(143)	(3,155)
Proceeds from divested business, net of cash disposed	144	—
Other	(77)	(102)
Net cash used in investing activities	(1,904)	(4,769)
Cash flows from financing activities:
Proceeds from issuance of common stock	359	188
Repurchases of common stock	(642)	(814)
Excess tax benefits from stock-based compensation	95	65
Tax withholdings related to net share settlements of restricted stock awards and units	(152)	(130)
Net (repayments) and borrowings under commercial paper program	(550)	700
Proceeds from the issuance of debt, net of issuance costs	2,976	—
Repayment of acquired debt	—	(199)
Funds receivable and customer accounts	(839)	(696)
Funds payable and amounts due to customers	839	696
Other	(4)	—
Net cash provided by (used in) financing activities	2,082	(190)
Effect of exchange rate changes on cash and cash equivalents	9	90
Net increase (decrease) in cash and cash equivalents	2,640	(2,578)
Cash and cash equivalents at beginning of period	4,691	5,577
Cash and cash equivalents at end of period	$7,331	$2,999
Supplemental cash flow disclosures:
Cash paid for interest	$15	$14
Cash paid for income taxes	$757	$282
Non-cash investing and financing activities:
Common stock options assumed pursuant to acquisition	$—	$25
Note receivable from divested business	$—	$287

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — The Company and Summary of Significant Accounting Policies

The Company

eBay Inc. (“eBay”) was incorporated in California in May 1996, and reincorporated in Delaware in April 1998. eBay is a global commerce platform and payments leader. We enable commerce through eBay, the world's largest online marketplace, which allows users to buy and sell in nearly every country on earth; through PayPal, which enables individuals and businesses to securely, easily and quickly send and receive online payments; and through GSI, which facilitates ecommerce, multichannel retailing and interactive marketing for global enterprises. X.commerce harnesses the developer community of Magento, an ecommerce platform, by providing technology solutions and eBay Inc. capabilities to merchants of all sizes, supporting eBay Inc.'s mission of enabling commerce. We also reach millions of people through specialized marketplaces such as StubHub, the world's largest ticket marketplace, and eBay classifieds sites, which together have a presence in more than 1,000 cities around the world.

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
We are required to comply with various regulations worldwide in order to operate our businesses, particularly our Payments business. We also partner with banks and other financial institutions in order to offer our Payments services globally. Changes in regulations or how regulations are interpreted or enforced by governmental authorities and courts, non-compliance with regulations or loss of key bank or financial institution partners could have a significant adverse impact on our ability to operate our business; therefore, we monitor these areas closely to mitigate potential adverse impacts.
When we refer to “we,” “our,” “us” or “eBay” in this document, we mean the current Delaware corporation (eBay Inc.) and its California predecessor, as well as all of our consolidated subsidiaries.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to provisions for transaction and loan losses, legal contingencies, income taxes, revenue recognition, stock-based compensation, goodwill and the recoverability intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Recent Accounting Pronouncements

In 2012, the FASB issued a new accounting standard that simplifies the impairment test for indefinite-lived intangible assets other than goodwill. The new guidance gives the option to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative valuation test. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after September 15, 2012. We will adopt this accounting standard in the fourth quarter of 2012 and we do not anticipate that this adoption will have a significant impact on our financial position, results of operations or cash flows.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions, except per share amounts)
Numerator:
Net income	$597	$491	$1,859	$1,250
Denominator:
Weighted average common shares - basic	1,292	1,290	1,291	1,291
Dilutive effect of equity incentive plans	22	19	20	20
Weighted average common shares - diluted	1,314	1,309	1,311	1,311
Net income per share:
Basic	$0.46	$0.38	$1.44	$0.97
Diluted	$0.45	$0.37	$1.42	$0.95
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	3	18	6	17

Note 3 - Business Combinations and Divestitures
During the nine months ended September 30, 2012, we completed three acquisitions, two of which are included in our Marketplaces segment and one in our Payments segment, for aggregate purchase consideration of approximately $149 million, consisting primarily of cash. The allocation of the purchase consideration resulted in net liabilities of approximately $21 million, purchased intangible assets of $70 million and goodwill of $100 million. The allocations of the purchase price for these acquisitions have been prepared on a preliminary basis and changes to those allocations may occur as additional information becomes available. The consolidated financial statements include the operating results of the acquired businesses since the respective dates of the acquisitions. Pro forma results of operations have not been presented because the effect of the acquisitions were not material to our financial results.
In May 2012, we completed the sale of Rent.com for proceeds of approximately $145 million, resulting in a gain of approximately $118 million. The results of operations from Rent.com are not material to any period presented.
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

Nine Months Ended September 30,
2011
Total revenues	$8,658
Net income	1,190
Basic earnings per share	$0.92
Diluted earnings per share	$0.91

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 4 — Goodwill and Intangible Assets

Goodwill

The following table presents goodwill balances and adjustments to those balances for each of our reportable segments during the nine months ended September 30, 2012:

	December 31, 2011	Goodwill Acquired	Disposals	Adjustments	September 30, 2012
	(In millions)
Reportable segments:
Marketplaces	$4,537	$100	$(21)	$63	$4,679
Payments	2,515	—	—	3	2,518
GSI	1,293	—	—	(18)	1,275
Corporate and other	47	—	—	—	47
	$8,392	$100	$(21)	$48	$8,519

Investments accounted for under the equity method of accounting are classified on our balance sheet as long-term investments. Such investment balances include any related goodwill. As of September 30, 2012 and December 31, 2011, the goodwill related to our equity method investments was approximately $27 million.

The adjustments to goodwill during the nine months ended September 30, 2012 were due primarily to changes in tax items and foreign currency translation.

Intangible Assets

The components of identifiable intangible assets are as follows:

	September 30, 2012				December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
	(In millions, except years)
Intangible assets:
Customer lists and user base	$1,635	$(928)	$707	5	$1,633	$(787)	$846	5
Trademarks and trade names	727	(532)	195	5	730	(469)	261	5
Developed technologies	523	(302)	221	4	498	(249)	249	3
All other	261	(150)	111	4	182	(132)	50	4
	$3,146	$(1,912)	$1,234		$3,043	$(1,637)	$1,406

Amortization expense for intangible assets was $110 million and $105 million for the three months ended September 30, 2012 and 2011, respectively. Amortization expense for intangible assets was $329 million and $228 million for the nine months ended September 30, 2012 and 2011, respectively.

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

The following tables summarize the financial performance of our reporting segments and reconciliation to our consolidated operating results for the periods reflected below (data for the nine months ended September 30, 2011 include GSI since the date of acquisition) (1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)
Net Revenue
Marketplaces
Net transaction revenues	$1,490	$1,354	$4,406	$3,988
Marketing services and other revenues	316	299	942	882
	1,806	1,653	5,348	4,870
Payments
Net transaction revenues	1,264	1,032	3,715	2,966
Marketing services and other revenues	102	74	318	206
	1,367	1,107	4,033	3,173
GSI
Net transaction revenues	170	148	516	165
Marketing services and other revenues	57	54	168	62
	226	202	684	227
Corporate and other
Marketing services and other revenues	11	3	27	3

Elimination of inter-segment net revenue (2)	(6)	—	(13)	—
Total consolidated net revenue	$3,404	$2,966	$10,079	$8,272

Operating income (loss)
Marketplaces	$705	$637	$2,093	$1,911
Payments	309	216	1,004	672
GSI	14	6	47	5
Corporate and other	(361)	(322)	(1,129)	(968)
Total operating income (loss)	$667	$537	$2,015	$1,620

(1) Certain amounts may not sum due to rounding.
(2) Represents revenue generated between our reportable segments.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 6 — Fair Value Measurement of Assets and Liabilities

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011:

Description	Balance as of September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents	$7,331	$7,331	$—
Short-term investments:
Restricted cash	16	16	—
Corporate debt securities	1,093	—	1,093
Government and agency securities	14	—	14
Time deposits	10	—	10
Equity instruments	671	671	—
Total short-term investments	1,804	687	1,117
Derivatives	69	—	69
Long-term investments:
Corporate debt securities	2,268	—	2,268
Government and agency securities	47	—	47
Total long-term investments	2,315	—	2,315
Total financial assets	$11,519	$8,018	$3,501

Liabilities:
Derivatives	$75	$—	$75

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents	$4,691	$4,691	$—
Short-term investments:
Restricted cash	20	20	—
Corporate debt securities	448	—	448
Government and agency securities	42	—	42
Time deposits	82	—	82
Equity instruments	646	646	—
Total short-term investments	1,238	666	572
Derivatives	112	—	112
Long-term investments:
Restricted cash	1	1	—
Corporate debt securities	2,186	—	2,186
Government and agency securities	71	—	71
Total long-term investments	2,258	1	2,257
Total financial assets	$8,299	$5,358	$2,941

Liabilities:
Derivatives	$60	$—	$60

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

In addition to the long-term investments noted above, we had cost and equity method investments of approximately $180 million and $190 million included in long-term investments on our condensed consolidated balance sheet at September 30, 2012 and our consolidated balance sheet at December 31, 2011, respectively. At September 30, 2012 and December 31, 2011, we also held $5 million of time deposits classified as held to maturity, which are recorded at amortized cost.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 7 — Derivative Instruments

Fair Value of Derivative Contracts

The fair value of our outstanding derivative instruments as of September 30, 2012 and December 31, 2011 was as follows:

	Derivative Assets Reported in Other Current Assets		Derivative Liabilities Reported in Other Current Liabilities
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$20	$75	$38	$3
Foreign exchange contracts not designated as hedging instruments	37	29	37	57
Other contracts not designated as hedging instruments	12	8	—	—
Total fair value of derivative instruments	$69	$112	$75	$60

Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following table summarizes the activity of derivative contracts that qualify for hedge accounting as of September 30, 2012 and December 31, 2011, and the impact of designated derivative contracts on accumulated other comprehensive income for the nine months ended September 30, 2012:

	December 31, 2011	Amount of gain (loss) recognized in other comprehensive income (effective portion)	Amount of gain (loss) reclassified from accumulated other comprehensive income to net revenue and operating expense (effective portion)	September 30, 2012
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$72	$(30)	$60	$(18)

The following table summarizes the activity of derivative contracts that qualify for hedge accounting as of September 30, 2011 and December 31, 2010, and the impact of designated derivative contracts on accumulated other comprehensive income for the nine months ended September 30, 2011:

	December 31, 2010	Amount of gain (loss) recognized in other comprehensive income (effective portion)	Amount of gain (loss) reclassified from accumulated other comprehensive income to net revenue and operating expense (effective portion)	September 30, 2011
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$14	$29	$7	$36

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Effect of Derivative Contracts on Condensed Consolidated Statement of Income

The following table provides the location in our financial statements of the recognized gains or losses related to our derivative instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)
Foreign exchange contracts designated as cash flow hedges recognized in net revenues	$16	$(6)	$42	$(23)
Foreign exchange contracts designated as cash flow hedges recognized in operating expenses	6	(3)	15	(8)
Foreign exchange contracts not designated as hedging instruments recognized in interest and other, net	(2)	15	(10)	8
Other contracts not designated as hedging instruments recognized in interest and other, net	—	—	4	—
Total gain (loss) recognized from derivative contracts in the condensed consolidated statement of income	$20	$6	$51	$(23)

Note 8 - Debt
The following table summarizes the carrying value of our outstanding debt:

	Coupon	Carrying Value as of	Effective	Carrying Value as of	Effective
	Rate	September 30, 2012	Interest Rate	December 31, 2011	Interest Rate
	(In millions, except percentages)
Long-Term Debt
Senior notes due 2013	0.875%	$400	1.078%	$400	1.078%
Senior notes due 2015	1.625%	598	1.805%	598	1.805%
Senior notes due 2015	0.700%	250	0.820%	—	N/A
Senior notes due 2017	1.350%	999	1.456%	—	N/A
Senior notes due 2020	3.250%	498	3.389%	497	3.389%
Senior notes due 2022	2.600%	999	2.678%	—	N/A
Senior notes due 2042	4.000%	743	4.114%	—	N/A
Total senior notes		4,487		1,495
Notes payable		13		15
Capital lease obligations		6		15
Total long-term debt		$4,506		$1,525

Short-Term Debt
Commercial paper		$—		$550
Notes payable		2		2
Capital lease obligations		10		13
Total short-term debt		12		565
Total Debt		$4,518		$2,090
Senior Notes
In July 2012, we issued senior unsecured notes, or senior notes, in an aggregate principal amount of $3 billion, of which $250 million will mature in July 2015, $1 billion will mature in July 2017, $1 billion will mature in July 2022 and $750 million will mature in July 2042. Interest on these senior notes is payable semiannually on January 15 and July 15. Additionally, we have other senior notes outstanding in an aggregate principal amount of $1.5 billion, of which $400 million will mature in October 2013, $600 million will mature in October 2015 and $500 million will mature in October 2020. Interest on these senior notes is payable semiannually on April 15 and October 15.

The effective interest rates for our fixed-rate debt include the interest payable, the amortization of debt issuance costs and the amortization of any original issue discount on these senior notes. Interest expense associated with these senior notes, including amortization of debt issuance costs, during the three and nine months ended September 30, 2012 was approximately $21 million and $37 million, respectively. Interest expense associated with these senior notes, including amortization of debt issuance costs, during the three and nine months ended September 30, 2011 was approximately $8 million and $24 million, respectively. At September 30, 2012, the estimated fair value of all these senior notes included in long-term debt was approximately $4.6 billion based on market prices on less active markets (Level 2).

The indenture pursuant to which the senior notes were issued includes customary covenants that, among other things, and subject to exceptions, limit our ability to incur, assume or guarantee debt secured by liens on specified assets or enter into sale and lease-back transactions with respect to specified properties, and also includes customary events of default.
Notes Payable
Notes payable consists primarily of a note that bears interest at 6.3% per annum and has a maturity date of December 2015.
Capital Lease Obligations
We acquired certain warehouse equipment and computer hardware and software under capital leases as part of our acquisition of GSI. The capital leases have maturity dates ranging from December 2012 to September 2014 and bear interest at rates ranging from 3% to 9% per annum. The present value of future minimum capital lease payments as of September 30, 2012 was as follows (in millions):

Gross capital lease obligations	$17
Imputed interest	(1)
Total present value of future minimum capital lease payments	$16
Commercial Paper
We have a $2 billion commercial paper program pursuant to which we may issue commercial paper notes with maturities of up to 397 days from the date of issue. As of September 30, 2012, there were no commercial paper notes outstanding.
Credit Agreement
As of September 30, 2012, no borrowings or letters of credit were outstanding under our $3 billion credit agreement. As described above, we have a $2 billion commercial paper program and maintain $2 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due. As a result, at September 30, 2012, $1 billion of borrowing capacity was available for other purposes permitted by the credit agreement.   The credit agreement includes customary covenants that, among other things and subject to exceptions, limit our ability to create, assume or permit to exist liens on our property, assets and revenue (other than certain permitted liens) and require that we maintain a minimum consolidated interest coverage ratio, and also includes customary events of default.
As of September 30, 2012, we were in compliance with all covenants in our outstanding debt instruments.

Note 9 — Commitments and Contingencies

Commitments

 As of September 30, 2012, approximately $12 billion of unused credit was available to Bill Me Later accountholders. The individual lines of credit that make up this unused credit are subject to periodic review and termination by the chartered financial institution that is the issuer of Bill Me Later credit products based on, among other things, account usage and customer creditworthiness. Currently, when a consumer makes a purchase using a Bill Me Later credit product, the chartered financial institution extends credit to the consumer, funds the extension of credit at the point of sale and advances funds to the merchant. We subsequently purchase the receivables related to the consumer loans extended by the chartered financial institution and, as a result of the purchase, bear the risk of loss in the event of loan defaults. Although the chartered financial institution continues to own each customer account, we own the related receivable, and Bill Me Later is responsible for all servicing functions related to the account.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Litigation and Other Legal Matters

Overview
We are involved in legal proceedings on an ongoing basis. If we believe that a loss arising from such matters is probable and can be reasonably estimated, we accrue the estimated liability in our financial statements. If only a range of estimated losses can be determined, we accrue an amount within the range that, in our judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we accrue the low end of the range. Amounts accrued for legal proceedings for which we believe a loss is probable were not material for the nine months ended September 30, 2012. Except as otherwise noted, we have concluded that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our accruals are also not material. For those proceedings in which an unfavorable outcome is reasonably possible but not probable, we have disclosed an estimate of the reasonably possible loss or range of losses or we have concluded that an estimate of the reasonably possible loss or range of losses arising directly from the proceeding (i.e., monetary damages or amounts paid in judgment or settlement) are not material. If we cannot estimate the probable or reasonably possible loss or range of losses arising from a legal proceeding, we have disclosed that fact.
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

eBay's Korean subsidiary, IAC (which has merged into Gmarket and is now named eBay Korea), has notified its approximately 20 million users of a January 2008 data breach involving personally identifiable information including name, address, resident registration number and some transaction and refund data (but not including credit card information or real time banking information). Approximately 149,000 users sued IAC over this breach in several lawsuits in Korean courts and more may do so in the future (including after final determination of liability). Trial for a group of four representative suits began in August 2009 in the Seoul District Court, and trial for a group of 23 other suits began in September 2009 in the Seoul District Court. There is some precedent in Korea for a court to grant “consolation money” for data breaches without a specific finding of harm from the breach. Such precedents have involved payments of up to approximately $200 per user. In January 2010, the Seoul District Court ruled that IAC had met its obligations with respect to defending the site from intrusion and, accordingly, had no liability for the breach. This ruling has been appealed by approximately 34,000 plaintiffs to the Seoul High Court. In September 2012, a bench of the Seoul High Court announced its decision upholding the Seoul District Court's 2010 decision for three cases involving 55 plaintiffs. The remaining cases are currently being heard de novo, and a decision is expected in early 2013.

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

Off-Balance Sheet Arrangements

As of September 30, 2012, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

In Europe, we have two cash pooling arrangements with a financial institution for cash management purposes. These arrangements allow for cash withdrawals from this financial institution based upon our aggregate operating cash balances held in Europe within the same financial institution (“Aggregate Cash Deposits”) for more efficient cash management and investment purposes. These arrangements also allow us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income. As of September 30, 2012, we had a total of $5 billion in cash withdrawals offsetting our $5 billion in Aggregate Cash Deposits held within the same financial institution under these cash pooling arrangements.

Based on differences in regulatory requirements and commercial law in the jurisdictions where PayPal operates, PayPal holds customer balances either as direct claims against PayPal or as an agent or custodian on behalf of PayPal's customers. Customer funds held by PayPal as an agent or custodian on behalf of our customers are not reflected in our consolidated balance sheet. These off-balance sheet funds totaled approximately $3 billion as of September 30, 2012 and December 31, 2011. These funds represent funds held on behalf of U.S. customers that are deposited in bank accounts insured by the Federal Deposit Insurance Corporation (subject to applicable limits).

PayPal's California regulator, the California Department of Financial Institutions, recently notified PayPal that PayPal's current practice of holding the funds underlying U.S. customer balances as an agent on behalf of its customers, rather than as owner of those funds, means that PayPal cannot treat those funds as liquid assets for purposes of the liquidity rules applicable to California money transmitter licensees. Based on changes to our U.S. PayPal user agreement effective November 1, 2012, PayPal will begin holding U.S. customer balances as direct claims against PayPal, rather than as an agent or custodian on behalf of such PayPal customers.  As a result, effective as of November 1, 2012, all U.S. PayPal customer balances, which are currently reported as off-balance sheet, will be prospectively reflected as assets in our consolidated balance sheet with an associated liability.

Note 10 — Stock Repurchase Programs

In September 2010, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $2 billion of our common stock, with no expiration from the date of authorization. In June 2012, our Board authorized an additional stock repurchase program that provides for the repurchase of up to an additional $2 billion of our common stock, with no expiration from the date of authorization. These stock repurchase programs are intended to offset the impact of dilution from our equity compensation programs. The stock repurchase activity under our stock repurchase programs during the first nine months of 2012 is summarized as follows:

	Shares Repurchased	Average Price per Share	Value of Shares Repurchased	Remaining Amount Authorized
	(In millions, except per share amounts)
Balance at January 1, 2012	35	$31.55	$1,119	$881
Authorization of additional plan in June 2012				2,000
Repurchase of common stock	17	37.72	641	(641)
Balance at September 30, 2012	52	$33.55	$1,760	$2,240

These repurchased shares were recorded as treasury stock and were accounted for under the cost method. No repurchased shares have been retired.

Note 11 — Stock-Based Plans

Stock Option Activity

The following table summarizes stock option activity for the nine-month period ended September 30, 2012:

Options
(In millions)
Outstanding at January 1, 2012	40
Granted and assumed	2
Exercised	(13)
Forfeited/expired/canceled	(2)
Outstanding at September 30, 2012	27

The weighted average exercise price of stock options granted during the period was $36.52 per share and the related weighted average grant date fair value was $11.16 per share.

Restricted Stock Unit Activity

The following table summarizes restricted stock unit ("RSU") activity for the nine-month period ended September 30, 2012:

Units
(In millions)
Outstanding at January 1, 2012	40
Awarded and assumed	18
Vested	(13)
Forfeited	(4)
Outstanding at September 30, 2012	41

The weighted average grant date fair value for RSUs awarded during the period was $37.13 per share.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

 Stock-Based Compensation Expense

The impact on our results of operations of recording stock-based compensation expense for the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)
Cost of net revenues	$13	$14	$41	$43
Sales and marketing	35	32	99	100
Product development	34	26	101	91
General and administrative	40	36	119	112
Total stock-based compensation expense	$122	$108	$360	$346
Capitalized in product development	$5	$6	$15	$14

Valuation Assumptions

We calculated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Risk-free interest rate	0.48%	1.00%	0.71%	1.22%
Expected life (in years)	3.8	3.7	4.0	3.8
Dividend yield	—%	—%	—%	—%
Expected volatility	40%	39%	38%	38%

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

Note 12 — Income Taxes

The following table reflects changes in unrecognized tax benefits for the nine-month period ended September 30, 2012:

(In millions)
Gross amounts of unrecognized tax benefits as of January 1, 2012	$286
Increases related to prior period tax positions	44
Decreases related to prior period tax positions	(8)
Increases related to current period tax positions	12
Settlements	(1)
Gross amounts of unrecognized tax benefits as of September 30, 2012	$333

As of September 30, 2012 and December 31, 2011, our liabilities for unrecognized tax benefits were included in deferred and other tax liabilities, net. The increase in liabilities for unrecognized tax benefits for the first nine months of 2012 relates primarily to the point at which certain foreign earnings became subject to U.S taxation.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

We recognize interest and/or penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties accrued as of September 30, 2012 and December 31, 2011 was approximately $113 million and $83 million, respectively.

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

During the three and nine months ended September 30, 2012, we provided for U.S. income and foreign withholding taxes on approximately 15% of our non-U.S. subsidiaries' undistributed earnings. The remaining portion of our non-U.S. subsidiaries undistributed earnings is intended to be indefinitely reinvested in our international operations; upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes (subject to adjustments for foreign tax credits). It is not practicable to determine the income tax liability that might be incurred if the indefinitely reinvested earnings were to be distributed. On a regular basis, we develop cash forecasts to estimate our cash needs internationally and domestically. We consider projected cash needs for, among other things, investments in our existing businesses, potential acquisitions and capital transactions, including repurchases of our common stock and debt repayments. We estimate the amount of cash available or needed in the jurisdictions where these investments are expected, as well as our ability to generate cash in those jurisdictions and our access to capital markets. This analysis enables us to conclude whether or not we will indefinitely reinvest the current period's foreign earnings.

Our effective tax rate differs from the U.S. federal statutory rate due primarily to lower tax rates associated with certain earnings from our operations outside the U.S.

Note 13 - Loans and Interest Receivable, Net
Loans and interest receivable represent purchased consumer receivables arising from loans made by a partner chartered financial institution to individual consumers in the U.S. to purchase goods and services through our Bill Me Later merchant network. During the three months ended September 30, 2012 and 2011, we purchased approximately $775 million and $566 million, respectively, in consumer receivables. During the nine months ended September 30, 2012 and 2011, we purchased approximately $2.1 billion and $1.5 billion, respectively, in consumer receivables. Loans and interest receivable are reported at their outstanding principal balances, net of allowances, including unamortized deferred origination costs and estimated collectible interest and fees. We use a consumer's FICO score, among other measures, in evaluating the credit quality of our consumer receivables. A FICO score is a type of credit score that lenders use to assess an applicant's credit risk and whether to extend credit. Individual FICO scores generally are obtained each quarter the consumer has an outstanding loan receivable owned by Bill Me Later. The weighted average consumer FICO score related to our loans and interest receivable balance outstanding at September 30, 2012 was 691 as compared to 692 at December 31, 2011. As of September 30, 2012 and December 31, 2011, approximately 56.6% and 59.3%, respectively, of our loans and interest receivable balance was due from consumers with FICO scores greater than 680, which is generally considered "prime" by the consumer credit industry. As of September 30, 2012, approximately 89% of our loans and interest receivable portfolio was current.

The following table summarizes the activity in the allowance for loans and interest receivable:

	Nine Months Ended September 30,
	2012	2011
	(In millions)
Balance as of January 1	$59	$42
Charge-offs	(94)	(55)
Recoveries	7	5
Provision	115	59
Balance as of September 30	$87	$51

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations

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
When we refer to “we,” “our,” “us” or “eBay” in this document, we mean eBay Inc., a Delaware corporation and its California predecessor, as well as all of our consolidated subsidiaries.

Overview

eBay is a global commerce platform and payments leader. We enable commerce through eBay, the world's largest online marketplace, which allows users to buy and sell in nearly every country on earth; through PayPal, which enables individuals and businesses to securely, easily and quickly send and receive online payments; and through GSI, which facilitates ecommerce, multichannel retailing and interactive marketing for global enterprises. X.commerce harnesses the developer community of Magento, an ecommerce platform, by providing technology solutions and eBay Inc. capabilities to merchants of all sizes, supporting eBay Inc.'s mission of enabling commerce. We also reach millions of people through specialized marketplaces such as StubHub, the world's largest ticket marketplace, and eBay classifieds sites, which together have a presence in more than 1,000 cities around the world.

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

Net revenues for the three months ended September 30, 2012 increased 15% to $3.4 billion, compared to the same period of the prior year, driven primarily by increases in net revenues from each of our business segments. For the three months ended September 30, 2012, our operating margin increased to 20% from 18% in the same period of the prior year due primarily to an increase in operating margins in each of our business segments. For the three months ended September 30, 2012, our diluted earnings per share increased to $0.45, a $0.08 increase compared to the same period of the prior year, driven primarily by strong growth in net revenues, improvement in operating margin and a lower effective tax rate, partially offset by lower investment gains and higher interest expense. For the three months ended September 30, 2012, we generated cash flow from operations of approximately $1.2 billion, compared to $809 million for the same period of the prior year.

Our Marketplaces segment total net revenues increased $153 million, or 9%, for the three months ended September 30, 2012 compared to the same period of the prior year. The increase in total net revenues was driven primarily by a year-over-year increase in GMV (as defined below) excluding vehicles of 11%, which was attributable to strong growth across all regions, partially offset by the negative impact of foreign currency movements relative to the U.S. dollar. Marketplaces segment operating margin increased 0.5 percentage points for the three months ended September 30, 2012 compared to the same period of the prior year due primarily to operating leverage, partially offset by investments in technology and marketing.
Our Payments segment total net revenues increased $260 million, or 23%, for the three months ended September 30, 2012 compared to the same period of the prior year. The increase in total net revenues was driven primarily by a year-over-year increase in net TPV (as defined below) of 20% and strong growth in Bill Me Later. Our Payments segment operating margin increased 3.1 percentage points for the three months ended September 30, 2012 compared to the same period of the prior year, due primarily to a higher take rate and lower transaction processing costs.
Our GSI segment total net revenues increased $24 million, or 12%, for the three months ended September 30, 2012 compared to the same period of the prior year. The increase in total net revenues was driven primarily by a year-over-year increase in GeC Merchandise Sales (as defined below) of 16%. For the three months ended September 30, 2012, GSI had a segment operating margin of 6.1%, a 3.3 percentage point increase compared to the same period of the prior year.
Some key operating metrics that members of our senior management regularly review to evaluate our financial results include net promoter score (NPS), market share, GMV, GMV excluding vehicles, number of sold items, net TPV, Merchant Services net TPV (as defined below), on eBay net TPV (as defined below), net number of payments, global ecommerce (GeC) Merchandise Sales, penetration rates, active registered accounts, same store sales, funding mix (the mix of payments vehicles, such as credit cards, debit cards, bank accounts and PayPal accounts, used by customers to make payments through our Payments networks), free cash flow (a non-GAAP measure, which we define as net cash provided by operating activities less purchases of property and equipment, net) and revenue excluding acquisitions and foreign currency impact (also a non-GAAP measure).

We define GMV as the total value of all successfully closed items between users on our eBay Marketplaces trading platforms (excluding eBay's classified websites and Shopping.com) during the applicable period, regardless of whether the buyer and seller actually consummated the transaction. We define net TPV as the total dollar volume of payments, net of payment reversals, successfully completed through our Payments networks, Bill Me Later accounts and Zong during the applicable period, excluding PayPal's payment gateway business. We define Merchant Services net TPV as the total dollar volume of payments, net of payment reversals, successfully completed through our Payments networks, Bill Me Later accounts and Zong during the applicable period, excluding PayPal's payment gateway business and payments for transactions on eBay Marketplaces and GSI platforms. We define on eBay net TPV as the total dollar volume of payments, net of payment reversals, successfully completed through our Payments networks during the applicable period for transactions on eBay Marketplaces or GSI platforms. We define GeC Merchandise Sales as the retail value of all sales transactions, inclusive of freight charges and net of allowance for returns and discounts, which flow through the GSI ecommerce services platform during the applicable period, whether we record the full amount of such transaction as a product sale or a percentage of such transaction as a service fee.

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

The following table sets forth the breakdown of net revenues by type and geography for the periods presented. (1)

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2012	2011	Change	2012	2011(2)	Change
	(In millions, except percentage changes)
Net Revenues by Type:
Net transaction revenues
Marketplaces	$1,490	$1,354	10%	$4,406	$3,988	10%
Payments	1,264	1,032	22%	3,715	2,966	25%
GSI	170	148	14%	516	165	N/A
Total net transaction revenues	2,925	2,535	15%	8,637	7,119	21%
Marketing services and other revenues
Marketplaces	316	299	5%	942	882	7%
Payments	102	74	37%	318	206	54%
GSI	57	54	4%	168	62	N/A
Corporate and other	11	3	267%	27	3	800%
Total marketing services and other revenues	485	431	13%	1,455	1,152	26%
Elimination of inter-segment net revenue (3)	(6)	—	N/A	(13)	—	N/A
Total net revenues	$3,404	$2,966	15%	$10,079	$8,272	22%
Net Revenues by Geography:
U.S.	$1,637	$1,428	15%	$4,829	$3,818	26%
International	1,767	1,538	15%	5,250	4,454	18%
Total net revenues	$3,404	$2,966	15%	$10,079	$8,272	22%

(1)	Certain amounts may not sum due to rounding and may not recalculate using the rounded dollar amounts provided.

(2)
Includes data for GSI since June 17, 2011 the date the acquisition of GSI was completed. Accordingly, the percent changes in GSI's revenues between the nine-month periods ended September 30, 2011 and 2012 are not meaningful.

(3)	Represents revenue generated between our reportable segments.

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

For the three months ended September 30, 2012, foreign currency movements relative to the U.S. dollar negatively impacted net revenues by approximately $80 million (net of a $16 million positive impact from hedging activities included in PayPal's net revenue) compared to the same period of the prior year. On a business segment basis, for the three months ended September 30, 2012, foreign currency movements relative to the U.S. dollar negatively impacted Marketplaces, Payments and GSI net revenues by approximately $66 million, $14 million and less than $1 million, respectively, in each case compared to the same period of the prior year (net of the impact of hedging activities noted above).

For the nine months ended September 30, 2012, foreign currency movements relative to the U.S. dollar negatively impacted net revenues by approximately $202 million (net of a $42 million positive impact from hedging activities included in PayPal's net revenue) compared to the same period of the prior year. On a business segment basis, for the nine months ended September 30, 2012, foreign currency movements relative to the U.S. dollar negatively impacted Marketplaces, Payments and GSI net revenues by approximately $170 million, $31 million and $1 million, respectively, in each case compared to the same period of the prior year (net of the impact of hedging activities noted above).

The following table sets forth, for the periods presented, certain key operating metrics that we believe are significant factors affecting our net revenues. (1)

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2012	2011	Change	2012	2011	Change
	(In millions, except percentage changes)
Supplemental Operating Data:
Marketplaces Segment: (2)
GMV excluding vehicles (3)	$16,281	$14,666	11%	$48,658	$43,842	11%
GMV vehicles only (4)	$1,994	$2,149	(7)%	$5,885	$6,437	(9)%
Total GMV (5)	$18,274	$16,815	9%	$54,543	$50,279	8%
Payments Segment:
Merchant services net TPV (6)	$23,704	$19,314	23%	$69,251	$55,741	24%
On eBay net TPV (7)	$11,455	$9,968	15%	$34,216	$29,645	15%
Total net TPV (8)	$35,159	$29,282	20%	$103,467	$85,386	21%
GSI Segment:
GeC Merchandise Sales (9)	$698	$601	16%	$2,087	$677	208%

(1)	Certain amounts may not sum due to rounding and may not recalculate using the rounded dollar amounts provided.

(2)	eBay's classifieds websites and Shopping.com are not included in these metrics.

(3)
Total value of all successfully closed items between users on eBay Marketplaces trading platforms during the period, regardless of whether the buyer and seller actually consummated the transaction, excluding vehicles GMV.

(4)
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

(7)	Total dollar volume of payments, net of payment reversals, successfully completed through our Payments networks during the period for transactions on eBay Marketplaces and GSI platforms.

(8)
Total dollar volume of payments, net of payment reversals, successfully completed through our Payments networks, Bill Me Later accounts and Zong during the period, excluding PayPal's payment gateway business.

(9)
Represents the retail value of all sales transactions, inclusive of freight charges and net of allowance for returns and discounts, which flow through the GSI ecommerce services platform during the period, whether we record the full amount of such transaction as a product sale or a percentage of such transaction as a service fee.

Seasonality

The following table sets forth, for the periods presented, our total net revenues and the sequential quarterly movements of these net revenues:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In millions, except percentage changes)
2010
Net revenues	$2,196	$2,215	$2,249	$2,495
Percent change from prior quarter	(7)%	1%	2%	11%
2011(1)
Net revenues	$2,546	$2,760	$2,966	$3,380
Percent change from prior quarter	2%	8%	7%	14%
2012
Net revenues	$3,277	$3,398	$3,404	—
Percent change from prior quarter	(3)%	4%	—%	—

(1)	Net revenues attributable to the GSI segment are reflected from June 17, 2011 (the date the acquisition of GSI was completed).

We expect transaction activity patterns on our websites to mirror general consumer buying patterns. Our GSI segment is highly seasonal. The fourth calendar quarter typically accounts for a disproportionate amount of GSI's total annual revenue because consumers increase their purchases and businesses increase their advertising to consumers during the fourth quarter holiday season.

Marketplaces Net Transaction Revenues

Marketplaces net transaction revenues increased $136 million, or 10%, while GMV excluding vehicles increased 11% during the third quarter of 2012 compared to the same period in the prior year. The increase in net transaction revenue and GMV excluding vehicles was due primarily to strong growth across all regions, partially offset by the negative impact of approximately $47 million in foreign currency movements relative to the U.S. dollar.

Marketplaces net transaction revenues increased $418 million, or 10%, while GMV excluding vehicles increased 11% during the first nine months of 2012 compared to the same period in the prior year. The increase in net transaction revenue and GMV excluding vehicles was due primarily to strong growth across all regions, partially offset by the negative impact of approximately $119 million in foreign currency movements relative to the U.S. dollar.

Marketplaces net transaction revenues earned internationally (i.e., outside the U.S.) totaled $814 million and $2.5 billion during the third quarter and first nine months of 2012, respectively, representing 55% and 56% of total Marketplaces net transaction revenues during those respective periods. Marketplaces net transaction revenues earned internationally totaled $760 million and $2.2 billion during the third quarter and first nine months of 2011, respectively, representing 56% of total Marketplaces net transaction revenues in each period.

Payments Net Transaction Revenues

Payments net transaction revenues increased $232 million, or 22%, during the third quarter of 2012 compared to the same period of the prior year, due primarily to net TPV growth of 20% and a higher take rate. The increase in net TPV was due primarily to growth in consumer and merchant adoption and use of PayPal both on and off eBay. Our Merchant Services net TPV increased 23% during the third quarter of 2012, compared to the same period of the prior year, and represented 67% of PayPal's net TPV in the third quarter of 2012, compared with 66% in the same period of the prior year. On eBay net TPV increased 15% during the third quarter of 2012, compared to the same period of the prior year and represented 33% of PayPal's net TPV in the third quarter of 2012, compared to 34% for the same period in the prior year. The increase in the take rate was driven primarily by foreign exchange income and gains from hedging activities.

Payments net transaction revenues increased $749 million, or 25%, during the first nine months of 2012 compared to the same period of the prior year, due primarily to net TPV growth of 21% and a higher take rate. The increases in net TPV and take rate were due to the same factors described above. Our Merchant Services net TPV increased 24% during the first nine months of 2012, compared to the same period of the prior year and represented 67% of PayPal's net TPV in the first nine months of 2012, compared with 65% for the same period of the prior year. On eBay net TPV increased 15% during the first nine months of 2012, compared to the same period of the prior year and represented 33% of PayPal's net TPV for the first nine months of 2012, compared to 35% for the same period of the prior year.

Payments net transaction revenues earned internationally totaled $697 million and $2.0 billion during the third quarter and first nine months of 2012, respectively, representing 55% of total Payments net transaction revenues in each period. Payments net transaction revenues earned internationally totaled $545 million and $1.5 billion during the third quarter and first nine months of 2011, respectively, representing 53% and 52% of total Payments net transaction revenues during those respective periods. The increase in international net transaction revenues was due primarily to the growth of our Merchant Services business and increased penetration on eBay Marketplaces platforms internationally.

GSI Net Transaction Revenues

GSI net transaction revenues increased $22 million, or 14%, during the third quarter of 2012 compared to the same period of the prior year, due primarily to the 16% increase in GeC Merchandise Sales in the third quarter of 2012 compared to the same period in the prior year.

GSI net transaction revenues were $516 million during the first nine months of 2012, compared to $165 million for the same period of the prior year. Net transaction revenues attributable to the GSI segment for the first nine months of 2011 are reflected from June 17, 2011 (the date the acquisition of GSI was completed). Accordingly, comparisons with GSI's net transaction revenues in the corresponding 2011 period are not meaningful.

Marketing Services and Other Revenues

Marketing services and other revenues increased $54 million, or 13%, during the third quarter of 2012, compared to the same period of the prior year, and represented 14% of total net revenues for the third quarter of 2012. The increase in marketing services and other revenues was due primarily to growth in our Bill Me Later portfolio of receivables from loans, as well as increased revenue from our advertising business.

Marketing services and other revenues increased $303 million, or 26%, during the first nine months of 2012, compared to the same period of the prior year, and represented 14% of total net revenues for the first nine months of 2012. The increase in marketing services and other revenues was due primarily to revenues attributable to GSI and growth in our Bill Me Later portfolio of receivables from loans, as well as increased revenue from our classifieds and advertising businesses.

Summary of Cost of Net Revenues

The following table summarizes changes in cost of net revenues for the periods presented:

	Three Months Ended September 30,		Change from 2011 to 2012		Nine Months Ended September 30,		Change from 2011 to 2012
	2012	2011	in Dollars	in %	2012	2011(1)	in Dollars	in %
	(In millions, except percentages)
Cost of net revenues:
Marketplaces	$314	$298	$16	5%	$923	$897	$26	3%
As a percentage of total Marketplaces net revenues	17.4%	18.0%			17.3%	18.4%
Payments	549	479	70	15%	1,589	1,370	219	16%
As a percentage of total Payments net revenues	40.2%	43.3%			39.4%	43.2%
GSI	154	141	13	9%	446	157	289	N/A
As a percentage of total GSI net revenues	68.1%	69.7%			65.2%	69.4%
Corporate and other	5	2	3	150%	34	2	32	N/A
Total cost of net revenues	$1,022	$920	$102	11%	$2,992	$2,426	$566	23%
As a percentage of net revenues	30.0%	31.0%			29.7%	29.3%

(1) Cost of net revenues attributable to the GSI segment for the nine months ended September 30, 2011 are reflected from June 17, 2011 (the date the acquisition of GSI was completed). Accordingly, the percent changes in GSI's cost of revenues between the nine-month periods ended September 30, 2011 and 2012 are not meaningful.

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

Marketplaces

Marketplaces cost of net revenues increased $16 million and $26 million, or 5% and 3%, during the third quarter and first nine months of 2012, respectively, compared to the same periods of the prior year. The increases were due primarily to increases in our customer support costs and site operations associated with our volume growth.

Marketplaces cost of net revenues as a percentage of Marketplaces net revenues decreased 0.6 and 1.1 percentage points during the third quarter and first nine months of 2012, respectively, compared to the same periods of the prior year, due primarily to improved operating leverage from our site operation infrastructure, partially offset by investment in customer support programs.

Payments

Payments cost of net revenues increased $70 million and $219 million, or 15% and 16%, during the third quarter and first nine months of 2012, respectively, compared to the same periods of the prior year. The increase in Payments cost of net revenues was due primarily to the impact of growth in net TPV.

Payments cost of net revenues as a percentage of Payments net revenues decreased 3.1 and 3.8 percentage points during the third quarter and first nine months of 2012, respectively, compared to the same periods of the prior year, due primarily to a lower transaction expense rate driven by the impact of certain regulatory changes, primarily the Durbin amendment of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

GSI

GSI cost of net revenues increased $13 million, or 9%, during the third quarter of 2012, compared to the same period of the prior year. The increase in GSI cost of net revenues was due primarily to growth in GSI revenues.

GSI cost of net revenues was $446 million during the first nine months of 2012. Cost of net revenues attributable to the GSI segment for the first nine months of 2011 are reflected from June 17, 2011 (the date the acquisition of GSI was completed). Accordingly, comparisons with GSI's cost of revenues in the corresponding 2011 period are not meaningful.

Summary of Operating Expenses, Non-Operating Items and Provision for Income Taxes

The following table summarizes changes in operating expenses, non-operating items and provision for income taxes for the periods presented:

	Three Months Ended September 30,		Change from 2011 to 2012		Nine Months Ended September 30,		Change from 2011 to 2012
	2012	2011	in Dollars	in %	2012	2011	in Dollars	in %
	(In millions, except percentage changes)
Sales and marketing	$726	$623	$103	17%	$2,120	$1,763	$357	20%
Product development	389	319	70	22%	1,157	891	266	30%
General and administrative	369	336	33	10%	1,131	1,018	113	11%
Provision for transaction and loan losses	148	146	2	1%	413	372	41	11%
Amortization of acquired intangible assets	83	85	(2)	(2)%	251	182	69	38%
Interest and other, net	5	79	(74)	(94)%	74	111	(37)	(33)%
Gain (loss) on divested business	—	—	—	N/A	118	(256)	374	(146)%
Provision for income taxes	(75)	(125)	50	(40)%	(348)	(225)	(123)	55%

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

Sales and marketing expenses increased $103 million, or 17%, during the third quarter of 2012, compared to the same period of the prior year. The increase in sales and marketing expense was due primarily to higher employee-related expenses (including consultant costs, facility costs and equipment-related costs) and marketing program costs to drive consumer engagement.

Sales and marketing expenses increased $357 million, or 20%, during the first nine months of 2012, compared to the same period of the prior year. The increase in sales and marketing expense was due primarily to the factors noted above and the impact from acquisitions, primarily GSI.

Product Development

Product development expenses consist primarily of employee compensation, contractor costs, facilities costs and depreciation on equipment. Product development expenses are net of required capitalization of major site and other product development efforts, including the development of our next generation platform architecture, migration of certain platforms, seller tools and Payments services projects. Our top technology priorities include mobile, user experience, search, platform and new products such as PayPal Here. Capitalized site and product development costs were $60 million and $177 million in the third quarter and first nine months of 2012, respectively, compared to $48 million and $129 million in the third quarter and first nine months of 2011, respectively, and are primarily reflected as a cost of net revenues when amortized in future periods.

Product development expenses increased $70 million, or 22%, during the third quarter of 2012, compared to the same period of the prior year. The increase was due primarily to higher employee-related costs (including consultant costs, facility costs and equipment-related costs) driven by increased investment in platform, mobile and offline.

Product development expenses increased $266 million, or 30%, during the first nine months of 2012, compared to the same period of the prior year. The increase was due primarily to the factors described above and the impact from acquisitions, primarily GSI.

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

General and administrative expenses increased $33 million or 10% , during the third quarter of 2012, compared to the same period of the prior year. The increase was due primarily to an increase in payroll and related expenses.

General and administrative expenses increased $113 million, or 11%, during the first nine months of 2012, compared to the same period of the prior year. The increase was due primarily to the factors described above and the impact of acquisitions, primarily GSI, partially offset by GSI acquisition related costs incurred in 2011.

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
Provision for transaction and loan losses increased $2 million and $41 million, or 1% and 11%, during the third quarter and first nine months of 2012, respectively, compared to the same periods of the prior year. This increase was due primarily to higher transaction volume and growth in our Bill Me Later portfolio of receivables from loans. The increase was partially offset by a reduction in our Marketplaces consumer protection program expense as a result of certain loss prevention programs and lower Marketplaces bad debt expense.

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

Amortization of acquired intangible assets decreased by $2 million, or 2%, during the third quarter of 2012, compared to the same period of the prior year. Amortization of acquired intangible assets increased by $69 million, or 38%, during the first nine months of 2012, compared to the same period of the prior year due primarily to the impact of acquisitions, primarily GSI.

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

Interest and other, net decreased $74 million during the third quarter of 2012, compared to the same period of the prior year. The decrease in interest and other, net was due primarily to investment gains of approximately $56 million associated with the acquisition of Magento during the third quarter of 2011 and an increase in interest expense of approximately $14 million as a result of our issuance of $3 billion of senior notes in July 2012.

Interest and other, net decreased $37 million during the first nine months of 2012, compared to the same period of the prior year. The decrease in interest and other, net was due primarily to the factors described above as well as investment gains of approximately $17 million associated with the acquisition of GittiGidiyor during the second quarter of 2011, partially offset by a favorable impact from foreign currency activity, higher interest income from investments, and favorable resolution of an indirect tax dispute.

Gain (Loss) on Divested Business

We incurred a gain on the divestiture of Rent.com of $118 million during the first nine months of 2012. We realized a loss on the divestiture of certain GSI businesses of $256 million during the first nine months of 2011. We sold these businesses as they were not core to our long-term strategy.

Provision for Income Taxes

Our effective tax rate was 11.2% for the third quarter of 2012, compared to 20.3% for the same period in the prior year. The decrease in our effective tax rate during the third quarter of 2012 compared to the same period of the prior year was due primarily to increased earnings in low-tax jurisdictions and the net favorable impact of discrete items primarily related to stock-based compensation.

Our effective tax rate was 15.8% for the first nine months of 2012, compared to 15.3% for the same period in the prior year. The increase in our effective tax rate during the first nine months of 2012 compared to the same period of the prior year was due primarily to the 2011 tax benefit associated with the loss on the divestiture of certain GSI businesses in 2011.

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

We are regularly under examination by tax authorities both domestically and internationally. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations, although we can provide no assurances that this will be the case given the inherent uncertainties in these examinations. Due to the ongoing tax examinations, we believe it is impractical to determine the amount and timing of these adjustments.

Liquidity and Capital Resources

Cash Flows

	Nine Months Ended September 30,
	2012	2011
	(In millions)
Net cash provided by (used in):
Operating activities	$2,453	$2,291
Investing activities	(1,904)	(4,769)
Financing activities	2,082	(190)
Effect of exchange rates on cash and cash equivalents	9	90
Net increase/(decrease) in cash and cash equivalents	$2,640	$(2,578)

Operating Activities

We generated cash from operating activities of $2.5 billion and $2.3 billion in the nine months ended September 30, 2012 and September 30, 2011, respectively. Non-cash charges to earnings were $1.7 billion and $1.4 billion in the nine months ended September 30, 2012 and 2011, respectively. Non-cash charges to earnings include depreciation and amortization on our long-term assets, stock-based compensation and the provision for transaction and loan losses. The increase in cash provided by operating activities during the nine months ended September 30, 2012 compared to the same period of the prior year was due primarily to an increase in net income of $609 million, partially offset by an increase in cash paid for income taxes of $475 million, which resulted from the gain on the sale of our remaining equity interest in Skype in October 2011.

Investing Activities

The net cash used in investing activities of $1.9 billion in the nine months ended September 30, 2012 was due primarily to cash paid for the purchases of investments of $1.5 billion, purchases of property and equipment of $961 million and the purchase of a significant portfolio of patents, partially offset by proceeds of $938 million from the maturities and sale of investments and $144 million from the disposition of a business.

The net cash used in investing activities of $4.8 billion in the nine months ended September 30, 2011 was due primarily to cash paid for the acquisition of businesses of $3.2 billion, purchases of investments of $1.9 billion and purchases of property and equipment of $672 million, partially offset by proceeds of $1.3 billion from the maturities and sale of investments.

Financing Activities

The net cash provided by financing activities of $2.1 billion in the nine months ended September 30, 2012 was due primarily to cash inflows of approximately $3.0 billion from the issuance of senior notes, $359 million from the issuance of common stock in connection with the exercise of stock options and $95 million of excess tax benefits from stock-based compensation. These cash inflows were partially offset by outflows of $642 million to repurchase common stock and $550 million for the repayment of commercial paper, as well as cash paid for tax withholdings in the amount of $152 million related to net share settlements of restricted stock units and awards. We used a portion of the net proceeds from the issuance of our senior notes to repay the commercial paper referred to above.
The net cash used in financing activities of $190 million in the nine months ended September 30, 2011 was due primarily to cash outflows of $814 million to repurchase common stock and $199 million to repay acquired debt, as well as cash paid for tax withholdings in the amount of $130 million related to net share settlements of restricted stock awards and units. These cash outflows were partially offset by proceeds of $700 million from additional borrowings under our commercial paper program, $188 million from the issuance of common stock in connection with the exercise of stock options and $65 million of excess tax benefits from stock-based compensation
The positive effect of exchange rate movements on cash and cash equivalents during the nine months ended September 30, 2012 and September 30, 2011 was due to the weakening of the U.S. dollar against other currencies, primarily the British pound and Korean won.

Stock Repurchases

In September 2010, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $2 billion of our common stock, with no expiration from the date of authorization. In June 2012, our Board authorized an additional stock repurchase program that provides for the repurchase of up to an additional $2 billion of our common stock, with no expiration from the date of authorization. These stock repurchase programs are intended to offset the impact of dilution from our equity compensation programs. During the nine months ended September 30, 2012, we repurchased approximately $641 million of our common stock under our stock repurchase programs. As of September 30, 2012, approximately $2.2 billion remained for further repurchases of our common stock under our stock repurchase programs.

Shelf Registration Statement and Long-Term Debt

At September 30, 2012, we had an effective shelf registration statement on file with the Securities and Exchange Commission that allows us to issue various types of debt securities, such as fixed or floating rate notes, U.S. dollar or foreign currency denominated notes, redeemable notes, global notes, and dual currency or other indexed notes. Issuances under the shelf registration will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. The registration statement does not limit the amount of debt securities that may be issued thereunder. Our ability to issue debt securities is subject to market conditions and other factors impacting our borrowing capacity, including our credit ratings and compliance with the covenants in our credit agreement.

We issued $3 billion of senior notes in an underwritten public offering in July 2012. These senior notes remain outstanding and consist of $250 million aggregate principal amount of 0.70% notes due 2015, $1 billion aggregate principal amount of 1.35% notes due 2017, $1 billion aggregate principle amount of 2.60% notes due 2022 and $750 million aggregate principal amount of 4.00% notes due 2042. We issued $1.5 billion of senior notes under a prior shelf registration statement in an underwritten public offering in 2010. These senior notes remain outstanding and consist of $400 million aggregate principal amount of 0.875% notes due 2013, $600 million aggregate principal amount of 1.625% notes due 2015 and $500 million aggregate principal amount of 3.250% notes due 2020.

The indenture pursuant to which the senior notes were issued includes customary covenants that, among other things, and subject to exceptions, limit our ability to incur, assume or guarantee debt secured by liens on specified assets or enter into sale and lease-back transactions with respect to specified properties, and also includes customary events of default.

Commercial Paper

We have a $2 billion commercial paper program pursuant to which we may issue commercial paper notes with maturities of up to 397 days from the date of issue in an aggregate principal amount of up to $2 billion at any time outstanding. As of September 30, 2012, there were no commercial paper notes outstanding. We may elect, subject to market conditions, to issue additional commercial paper notes from time to time in the future.

Credit Agreement

As of September 30, 2012, no borrowings or letters of credit were outstanding under our $3 billion credit agreement. As described above, we have a $2 billion commercial paper program and maintain $2 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due. As a result, at September 30, 2012, $1 billion of borrowing capacity was available for other purposes permitted by the credit agreement. The credit agreement includes customary covenants that, among other things and subject to exceptions, limit our ability to create, assume or permit to exist liens on our property, assets and revenue (other than certain permitted liens) and require that we maintain a minimum consolidated interest coverage ratio, and also includes customary events of default.

Notes Payable and Capital Lease Obligations

 In addition to the debt described above, as of September 30, 2012, we had notes payable of $15 million and capital lease obligations of $16 million.

As of September 30, 2012, we were in compliance with all covenants in our outstanding debt instruments.

Commitments

As of September 30, 2012, approximately $12 billion of unused credit was available to Bill Me Later accountholders. The individual lines of credit that make up this unused credit are subject to periodic review and termination by the chartered financial institution that is the issuer of Bill Me Later credit products based on, among other things, account usage and customer creditworthiness.  Currently, when a consumer makes a purchase using a Bill Me Later credit product, the chartered financial institution extends credit to the consumer, funds the extension of credit at the point of sale and advances funds to the merchant. We subsequently purchase the receivables related to the consumer loans extended by the chartered financial institution and, as a result of the purchase, bear the risk of loss in the event of loan defaults. Although the chartered financial institution continues to own each customer account, we own the related receivable, and Bill Me Later is responsible for all servicing functions related to the account.

Liquidity and Capital Resource Requirements

As of September 30, 2012 and December 31, 2011, we had assets classified as cash and cash equivalents, as well as time deposits and fixed income securities classified as short-term and long-term investments, in an aggregate amount of $11 billion. As of September 30, 2012, this amount included assets of these types held outside the U.S. in certain of our foreign operations totaling approximately $7 billion. If these assets were distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances. We actively monitor the third-party depository institutions and money market funds that hold these assets, primarily focusing on the safety of principal and secondarily on yield on these assets. We diversify our cash and cash equivalents and investments among various financial institutions and money market funds in order to reduce our exposure should any one of these financial institutions or money market funds fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments; however, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions affecting those depository institutions or money market funds or the financial markets generally. At any point in time we have funds in our operating accounts and customer accounts that are deposited with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While we monitor the cash balances in our operating accounts, these cash balances could be adversely impacted if the underlying financial institutions fail and could be subject to other adverse conditions in the financial markets.

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

Off-Balance Sheet Arrangements

As of September 30, 2012, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

In Europe, we have two cash pooling arrangements with a financial institution for cash management purposes. These arrangements allow for cash withdrawals from this financial institution based upon our aggregate operating cash balances held in Europe within the same financial institution (“Aggregate Cash Deposits”) for more efficient cash management and investment purposes. These arrangements also allow us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income. As of September 30, 2012, we had a total of $5 billion in cash withdrawals offsetting our $5 billion in Aggregate Cash Deposits held within the same financial institution under these cash pooling arrangements.

Based on differences in regulatory requirements and commercial law in the jurisdictions where PayPal operates, PayPal holds customer balances either as direct claims against PayPal or as an agent or custodian on behalf of PayPal's customers. Customer funds held by PayPal as an agent or custodian on behalf of our customers are not reflected in our consolidated balance sheet. These off-balance sheet funds totaled approximately $3 billion as of September 30, 2012 and December 31, 2011. These funds represent funds held on behalf of U.S. customers that are deposited in bank accounts insured by the FDIC (subject to applicable limits).

PayPal's California regulator, the California Department of Financial Institutions, recently notified PayPal that PayPal's current practice of holding the funds underlying U.S. customer balances as an agent on behalf of its customers, rather than as owner of those funds, means that PayPal cannot treat those funds as liquid assets for purposes of the liquidity rules applicable to California money transmitter licensees. Based on changes to our U.S. PayPal user agreement effective November 1, 2012, PayPal will begin holding U.S. customer balances as direct claims against PayPal, rather than as an agent or custodian on behalf of such PayPal customers.  As a result, effective as of November 1, 2012, all U.S. PayPal customer balances, which are currently reported as off-balance sheet, will be prospectively reflected as assets in our consolidated balance sheet with an associated liability.

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

Item 3:    Quantitative and Qualitative Disclosures About Market Risk

The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2011. Our market risk profile has not changed significantly during the first nine months of 2012.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of available for sale securities, including government and corporate securities and money market funds. As of September 30, 2012, approximately 63% of our total cash and investment portfolio was held in bank deposits and money market funds. As such, changes in interest rates will impact interest income. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. Additionally, changes in interest rates will impact our interest rate sensitive credit agreement and the interest rate on any commercial paper borrowings, and accordingly will impact interest expense or cost of net revenues.
As of September 30, 2012, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

Investment Risk

As of September 30, 2012, our cost and equity method investments totaled $180 million, which represented approximately 2% of our total cash and investment portfolio. We review our investments for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value is other-than-temporary. Our analysis includes a review of recent operating results and trends, recent sales/acquisitions of the investee securities and other publicly available data.
Equity Price Risk
We are exposed to equity price risk on marketable equity instruments due to market volatility. At September 30, 2012, the total fair value of our marketable equity instruments (primarily related to our equity holdings in MercadoLibre) was $671 million, which represented approximately 6% of our total cash and investment portfolio.

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

European Debt Exposures

We actively monitor our exposure to the European markets, including the impact of sovereign debt issues associated with Greece, Ireland, Portugal, Italy and Spain.  As of September 30, 2012, we did not have any direct investments in the sovereign debt of these countries or in debt securities issued by corporations or financial institutions organized in these countries.  We maintain a small number of operating bank accounts with Spanish and Italian banks that have balances that we do not consider material.

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
Our operating results have varied on a quarterly basis during our operating history. Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our operating results include risks described elsewhere in this section and the following:

•
general economic conditions, including the possibility of a prolonged period of limited economic growth or possible economic decline in the U.S. and Europe; adverse effects of the ongoing sovereign debt crisis in Europe, including increased Euro currency exchange rate volatility, the negative impact of the crisis and related austerity measures on European economic growth, potential negative spillover effects to the rest of the world, the “contagion” risk of the crisis spreading to additional countries in Europe, the possibility that one or more countries may leave the Euro zone and re-introduce its individual currency, and, in more extreme circumstances, the possible dissolution of the Euro currency; the impact of the "fiscal cliff" in the U.S. and, more generally, the impact of uncertainty regarding the fiscal policy of the U.S. government; disruptions to the credit and financial markets in Europe, the U.S., and elsewhere; contractions or limited growth in consumer spending or consumer credit; and adverse economic conditions that may be specific to the Internet, ecommerce and payments industries;

•
the primary and secondary effects of previously announced and possible future changes to our pricing, products and policies, including, among other changes, restrictions or holds on payments made to certain sellers or in connection with certain transactions; changes to our dispute resolution process; upgrades to eBay checkout services, including the introduction of an eBay shopping cart/basket that enables buyers to add items from multiple sellers and pay in a single checkout; changes to our fee structure, including new requirements to qualify for "eBay Trusted Seller" discounts; changes to the design, navigation and functionality of the eBay.com website, including a redesigned homepage, a new "eBay Feed" that allows users to establish a personalized feed of items on their homepage and the display of and larger images and product information ; changes to the checkout process, including the ability for users to connect their eBay and PayPal accounts; and other products and features through which we are intermediating more aspects of transactions between buyers and sellers using our platforms;

•	our ability to manage the rapid shift from online commerce and payments to mobile commerce and payments;

•
our ability to improve the quality of the user experience on our websites and through mobile devices (including our customer support in the event of a problem) in light of the improved quality generally of the user experience offered by competitive merchants;

•
our ability to upgrade and develop our systems (including the migration to GSI's new technology platform and our need to "replatform" our base PayPal technology), infrastructure and customer service capabilities to accommodate growth and to improve the functionality and reliability of our websites and services at a reasonable cost while maintaining 24/7 operations;

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

•
our ability to comply with existing and new laws and regulations as we expand the range and geographical scope of our products and services and as we grow larger, including those laws and regulations discussed below under the caption "If our Payments business is found to be subject to or in violation of any laws or regulations, including those governing money transmission, electronic funds transfers, money laundering, terrorist financing, sanctions, consumer protection, banking and lending, it could be subject to liability, licensure and regulatory approval and may be forced to change its business practices;"

•
new laws or regulations (such as those that may stem from the proposed Anti-Counterfeiting Trade Agreement (ACTA) and Trans-Pacific Partnership Agreement (TPP), the European Consumer Rights Directive and the proposed revisions to the European Data Directive) and interpretations of existing laws or regulations, including national court interpretations of the European Court of Justice's decision in the L'Oréal case (see “Item 1: Legal Proceedings” above), that impose liability on us for the actions of our users or otherwise harm our business models, especially as we become more actively involved in various aspects of transactions on our platforms;

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

•	changes to our use of advertising on our sites;

•	the actions of our competitors, including the introduction of new stores, channels, sites, applications, services, products and functionality;

•	the costs and results of litigation or regulatory actions that involve us;

•	technical difficulties or service interruptions involving our websites;

•	disruptions to services provided to us or our users by third parties;

•	our ability to manage the transaction loss rate in our Marketplaces, Payments and GSI ecommerce services businesses;

•	our ability to manage funding costs, credit risk and interest-rate risk associated with our Bill Me Later business;

•	our ability to successfully and cost-effectively integrate and manage businesses that we acquire;

•	the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our businesses, operations and infrastructure;

•	our ability to comply with the requirements of entities whose services are required for our operations, such as payment card networks and banks;

•	the cost and availability of traditional and online advertising, and the success of our brand building and marketing campaigns;

•	our ability to attract new personnel in a timely and effective manner and to retain key employees;

•	the continued healthy operation of our technology suppliers and other parties with which we have commercial relations;

•
continued consumer acceptance of the Internet and of mobile devices as a medium for ecommerce and payments in the face of increasing publicity about data privacy issues, including breaches, fraud, spoofing, phishing, viruses, spyware, malware and other dangers; and

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
We invest heavily in technology, marketing and promotion, customer support, protection programs and further development of the operating infrastructure for our operations. Some of this investment entails long-term contractual commitments. As a result, we may be unable to adjust our spending rapidly enough to compensate for any unexpected revenue shortfall, which may harm our profitability.
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
Our Marketplaces business continues to face increased competitive pressure online and offline. In particular, the competitive norm for, and the expected level of service from, Internet ecommerce and mobile commerce has significantly increased, due to, for example, improved user experience, greater ease of buying goods, lower (or no) shipping costs, faster shipping times and more favorable return policies. If we are unable to change our services in ways that reflect the changing demands of the ecommerce marketplace, particularly the higher growth of sales of fixed-price items and higher expected service levels (some of which depend on services provided by sellers on our platforms), our business will suffer.
We have announced changes to our Marketplaces business that are intended to drive more sales and improve seller efficiency and buyer experiences and trust. For example, in the U.S., the U.K. and Canada, we may request that PayPal place temporary holds on seller funds in certain instances (e.g., for sellers with a limited selling history or below-standard performance ratings), which is intended to help improve seller performance and increase buyer satisfaction and trust. We may expand the scope of such programs in the future and introduce and implement additional programs with similar aims across different businesses and geographies. Some of the changes that we have announced to date have been controversial with, and led to dissatisfaction among, our sellers, and additional changes that we announce in the future may also be negatively received by some of our sellers. This may not only impact the supply of items listed on our websites, but because many sellers also buy from our sites, it may adversely impact demand as well. Given the number of recent changes that we have made to our policies and pricing, it may take our sellers some time to fully assess and adjust to these changes, and sellers may elect to reduce volume on our sites while making such assessments and adjustments or in response to these changes. If any of these changes cause sellers to move their business (in whole or in part) away from our websites or otherwise fail to improve gross merchandise volume or the number of successful listings, our operating results and profitability will be harmed.

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
Our Marketplaces, Payments and GSI ecommerce services businesses are dependent on consumer purchases, and our GSI business is also impacted by the offline businesses of our GSI clients. The economic downturn resulted in reduced buyer demand and reduced selling prices and the slow recovery (and possible impact of the "fiscal cliff") in the U.S. and the impact of the sovereign debt crisis and resulting austerity measures in Europe may reduce the volume and prices of purchases on our Marketplaces platforms, and the volume and prices of transactions paid for using our Payment services and the online and offline businesses of our GSI clients, any of which would adversely affect our business. These macroeconomic factors could also have a negative and adverse impact on companies with which we do business, which in turn could have an adverse effect on our business.
We are exposed to fluctuations in currency exchange rates and interest rates.
Because we generate substantial revenues outside the U.S. but report our financial results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. In connection with its multi-currency service, PayPal fixes exchange rates twice per day, and may face financial exposure if it incorrectly fixes the exchange rate or if exposure reports are delayed. Given that PayPal also holds some corporate and customer funds in non-U.S. currencies, its financial results are affected by the translation of these non-U.S. currencies into U.S. dollars. In addition, the results of operations of many of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions will result in increased revenues, operating expenses and net income. Similarly, if the U.S. dollar strengthens against foreign currencies, our translation of foreign currency denominated transactions will result in lower net revenues, operating expenses and net income. If the U.S. dollar continues to strengthen against major European currencies (e.g., the Euro and British pound) due to the ongoing sovereign debt crisis in Europe, worsening economic conditions or for any other reasons, our revenues and operating results would be adversely impacted. For the nine months ended September 30, 2012, foreign currency movements relative to the U.S. dollar negatively impacted net revenues of $10.1 billion by approximately $202 million (net of a $42 million positive impact from hedging activities included in PayPal's net revenue) compared to the prior year. As exchange rates vary, net revenues and other operating results, when translated, may differ materially from expectations. In particular, to the extent the U.S. dollar strengthens against the Euro, British pound, Korean won, Australian dollar or Canadian dollar, our foreign revenues and profits will be reduced as a result of these translation adjustments. While from time to time we enter into transactions to hedge portions of our foreign currency translation exposure, it is impossible to predict or completely eliminate the effects of this exposure. In addition, to the extent the U.S. dollar strengthens against the Euro, the British pound, the Australian dollar or other currencies, cross-border trade related to purchases of dollar-denominated goods (or goods from those Asia-Pacific countries whose currencies tend to follow the dollar) by non-U.S. purchasers will likely decrease, and that decrease will likely not be offset by a corresponding increase in cross-border trade involving purchases by U.S. buyers of goods denominated in other currencies, which would adversely affect our business.
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
In September 2010, WebBank became the issuer of the Bill Me Later credit products. WebBank is an industrial bank chartered by the State of Utah. Any termination or interruption of WebBank's ability to lend could result in our being unable to originate any new transactions for the Bill Me Later service, which would require us to either reach a similar arrangement with another chartered financial institution, which, if possible at all, may not be available on favorable terms, if at all, or to obtain our own bank charter, which would be a time-consuming and costly process and would subject us to a number of additional laws and regulations, compliance with which would likely be burdensome.
A lawsuit was filed against Bill Me Later, PayPal and eBay in the U.S. District Court for the Northern District of California, alleging that in its relationship with the chartered financial institution, Bill Me Later is acting as the true lender to customers in violation of various California laws, including the state's usury law. The court dismissed the usury claims in December 2010, but breach of contract and other claims remain. WebBank requested to intervene in the action and has been added as a party to the action, and in October 2011, the court transferred the case to the U.S. District Court for the District of Utah. The Utah Court allowed plaintiffs the opportunity to amend the complaint, the complaint was amended and plaintiffs re-alleged the usury claims previously dismissed. We and WebBank have filed a motion to dismiss the lawsuit, which was heard by the court in September 2012. We believe that plaintiffs' allegations are without merit and intend to defend ourselves vigorously. However, this area of law is uncertain and if the lawsuit is successful, Bill Me Later may be required to change its methods of operations, pay very substantial damages and reduce some of its charges and fees, which would adversely affect our business.
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
While PayPal currently allows its customers with credit cards to send payments from 190 markets, PayPal only allows customers in 110 of those markets (including the U.S.) to receive payments, in some cases with significant restrictions on the manner in which customers can withdraw funds. These limitations may affect PayPal's ability to grow in these markets. Of the 190 markets whose residents can use the PayPal service, 31 (27 countries plus four French overseas departments) are members of the European Union, or EU. Since 2007, PayPal has provided localized versions of its service to customers in the EU through PayPal (Europe) S.à r.l. et Cie, SCA, a wholly-owned subsidiary of PayPal that is licensed and subject to regulation as a bank in Luxembourg by the Commission de Surveillance du Secteur Financier (CSSF). Accordingly, PayPal (Europe) is subject to significant fines or other enforcement action if it violates the disclosure, reporting, anti-money laundering, capitalization, funds management, corporate governance, information security, sanctions or other requirements imposed on Luxembourg banks. Any fines or other enforcement actions imposed by the Luxembourg regulator could adversely affect PayPal's business. PayPal (Europe) implements its localized services in EU countries through a “passport” notification process through the Luxembourg regulator to regulators in other EU member states pursuant to EU Directives, and has completed the “passport” notification process in all EU member countries. The regulators in these countries could notify PayPal (Europe) of local consumer protection laws that apply to its business, in addition to Luxembourg consumer protection law, and could also seek to persuade the Luxembourg regulator to order PayPal (Europe) to conduct its activities in the local country through a branch office. These or similar actions by these regulators could increase the cost of, or delay, PayPal's plans for expanding its business in EU countries. In addition, national interpretations of regulations implementing the EU Payments Service Directive, which established a new regulatory regime for payment services providers, may be inconsistent, which could make compliance more costly and operationally difficult to manage.
In 2011, we began implementing a new payment process in Germany and Austria in which eBay intermediated payments, receiving funds directly from buyers for items purchased from newly registered sellers on the localized eBay websites in those countries and subsequently paying the sellers upon shipment of the items. The German Bundesanstalt für

Finanzdienstleistungsaufsicht (BaFin) and the Austrian Finanzmarktaufsicht (FMA) subsequently determined that eBay was required to obtain a license in order to introduce the new payment method. eBay's payment processing unit is based in Luxembourg and is governed by the CSSF, which had advised that there was no need for such a license. In accordance with the BaFin and FMA positions, eBay has stopped intermediating payments and is working with the CSSF with respect to understanding the requirements associated with obtaining an appropriate license.
In Australia, PayPal serves its customers through PayPal Australia Pty. Ltd., which is licensed by the Australian Prudential Regulatory Authority as a purchased payment facility provider, which is a type of authorized depository institution. Accordingly, PayPal Australia is subject to significant fines or other enforcement action if it violates the disclosure, reporting, anti-money laundering, capitalization, corporate governance or other requirements imposed on Australian depository institutions. In China, PayPal is affiliated with Shanghai Wangfuyi Information Technology Ltd., which is licensed as an Internet Content Provider and operates a payments service only for Chinese customers and only for transactions denominated in Chinese currency. The People's Bank of China (PBOC) has enacted regulations to establish a new type of license, called a Payment Clearing Organization (PCO) license, which will be required for non-bank payment services. The PBOC regulations leave unclear whether a foreign-owned company such as PayPal can control or invest in a Payment Clearing Organization, and whether Wangfuyi or PayPal's wholly-owned subsidiary in China would be eligible to obtain a PCO license. Nonetheless, PayPal has begun the process of applying for such a license.
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
PayPal's California regulator, the California Department of Financial Institutions (DFI), recently notified PayPal that PayPal's current practice of holding the funds underlying U.S. customer balances as an agent on behalf of its customers, rather than as owner of those funds, causes PayPal to be in violation of the liquidity rules applicable to California money transmitter licensees.  PayPal has established this current practice in part to maintain potential eligibility of those funds for pass-through Federal Deposit Insurance Corporation (FDIC) insurance coverage when those funds are placed in U.S. bank accounts.  PayPal has requested the DFI to grant a waiver that would allow PayPal to continue to hold those funds as an agent or custodian on behalf of customers and still qualify those funds as liquid assets. The DFI has indicated that it cannot grant a waiver under its interpretation of current law and that PayPal must become compliant before the end of 2012.  As a result of the DFI's ruling, we recently announced changes to our the U.S. PayPal user agreement effective November 1, 2012, pursuant to which all U.S. PayPal customer balances will be held as direct claims against PayPal, rather than as an agent on behalf of its customers. This change to direct ownership will result in these balances, which are currently not reported as assets on our consolidated balance sheet, moving onto our consolidated balance sheet with an offsetting liability.  This change will also disqualify the customer balances from pass-through FDIC insurance and result in U.S. PayPal customers becoming general creditors of PayPal, Inc. with respect to such customer balances, and could also result in decreased revenue to PayPal if it decides to shift the funds from interest-bearing bank accounts to securities that bear lower interest rates or non-interest bearing deposit accounts.  Any potential decrease in revenue to PayPal resulting from this change is not expected to be material. For additional information, please see “Part I - Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Off-Balance Sheet Arrangements,” above. As of September 30, 2012, these funds totaled approximately $3 billion.
In markets other than the U.S., the EU, Australia, the China domestic business and Brazil, PayPal serves its customers through PayPal Private Ltd., a wholly-owned subsidiary of PayPal that is based in Singapore. PayPal Private Ltd. is regulated in Singapore as a stored value issuer. In many of these markets, it is not clear whether PayPal's Singapore-based service is subject only to Singaporean law or, if it were subject to local laws, whether such local law would require a payment processor like PayPal to be licensed as a bank or financial institution or otherwise. In such markets, the business may rely on partnerships with local banks to process payments and conduct foreign exchange in local currency. Local regulators who do not have direct jurisdiction over Singapore-based PayPal Private Ltd. may use their local regulatory power to slow or halt payments to local merchants conducted through the local banking partner. Such regulatory actions impacting local banking partner arrangements could impose substantial costs and involve considerable delay to the provision or development of PayPal services in that market, or could prevent PayPal from providing any services in a given market. For example, in 2010, the Reserve Bank of

India directed the Indian affiliate of PayPal's processing bank to suspend withdrawals to the Indian bank accounts of PayPal customers for both personal and business customers for a period of time. As a result, PayPal ended personal non-commercial payments to and from Indian accounts and the ability of Indian sellers to spend payments they receive, and also stopped offering certain commercial payments between Indian buyers and Indian sellers. In November 2010, the Reserve Bank of India issued guidelines to Indian banks on the requirements for processing export-related transactions for online payment gateway service providers such as PayPal, including a limitation on the amount of individual transactions to no more than $500 (increased in October 2011 to $3,000). The Reserve Bank recently approved an application which would permit PayPal to process domestic Indian transactions, subject to a number of conditions. The Reserve Bank may again impose a suspension if it is not satisfied with PayPal's and its partner bank's actions to comply with these guidelines. In the event of any non-compliance, PayPal could be subject to fines from the Reserve Bank, and PayPal's prospects for future business in India, both cross-border and domestic, could be materially and adversely affected.
Even if PayPal is not currently required to be licensed in some jurisdictions, future localization or targeted marketing of PayPal's service or expansion of the financial products offered by PayPal (whether alone, through a commercial alliance or through an acquisition) in those countries could subject PayPal to additional licensure requirements, laws and regulations and increased regulatory scrutiny, any of which may harm PayPal's business. For example, PayPal will be required to obtain licenses in Japan and Russia to expand its services in those countries, and has applied for such licenses. There can be no assurance that PayPal will be able to obtain such licenses. Even if PayPal were able to obtain such licenses, there would be substantial costs involved in maintaining such licenses, and PayPal would be subject to fines or other enforcement action if it violates disclosure, reporting, anti-money laundering, capitalization, corporate governance or other requirements of such licenses. These factors could impose substantial costs and involve considerable delay to the provision or development of PayPal's products. Delay or failure to receive such a license or regulatory approval could require PayPal to change its business practices or features in ways that would adversely affect PayPal's expansion plans or force PayPal to suspend providing products and services to customers in one or more countries.
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
Although there have been no definitive interpretations to date, PayPal has taken actions as though its service is subject to the Electronic Fund Transfer Act and Regulation E of the U.S. Federal Reserve Board. Under such regulations, among other things, PayPal is required to provide advance disclosure of changes to its service, to follow specified error resolution procedures and to reimburse consumers for losses from certain transactions not authorized by the consumer. PayPal seeks to pass most of these losses on to the relevant merchants, but PayPal incurs losses if the merchant does not have sufficient funds in its PayPal account. Additionally, even technical violations of these laws can result in penalties of up to $1,000 for each non-compliant transaction or up to $500,000 per violation in any class action, and we could also be liable for plaintiffs' attorneys' fees. In the second quarter of 2010, two putative class-action lawsuits (Devinda Fernando and Vadim Tsigel v. PayPal, Inc. and Moises Zepeda v. PayPal, Inc.) were filed in the U.S. District Court for the Northern District of California. These lawsuits contain allegations related to violations of aspects of the Electronic Fund Transfer Act and Regulation E and violations of a previous settlement agreement related to Regulation E, and/or allege that PayPal improperly held users' funds or otherwise improperly limited users' accounts. These lawsuits seek damages as well as changes to PayPal's practices among other remedies. A determination that there have been violations of the Electronic Fund Transfer Act, Regulation E or violations of other laws relating to PayPal's practices could expose PayPal to significant liability. Any changes to PayPal's practices resulting from these lawsuits could require PayPal to incur significant costs and to expend substantial resources, which could delay other planned product launches or improvements and further harm our business.
In January 2012, the Consumer Financial Protection Bureau finalized new rules under Regulation E, mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act, which will require PayPal, starting in February 2013, to provide additional disclosures, error resolution rights and cancellation rights to U.S. consumers who make international remittance payments. These new requirements could increase our costs of processing international payments and adversely affect our business.
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
PayPal is required by its processors to comply with payment card network operating rules, and PayPal has agreed to reimburse its processors for any fines they are assessed by payment card networks as a result of any rule violations by PayPal or

PayPal's customers. The payment card networks set and interpret the card rules. Payment card networks have from time to time alleged that various aspects of PayPal's business model violate these operating rules. Such allegations have recently been made more aggressively, and if not resolved, could result in material fines and penalties or require changes in PayPal's business that may be costly, make it less attractive to customers or even require PayPal to cease certain operations. The payment card networks could adopt new operating rules or interpret or re-interpret existing rules that PayPal or its processors might find difficult or even impossible to follow, or costly to implement. As a result, PayPal could lose its ability to give customers the option of using payment cards to fund their payments, or could lose its ability to give customers the choice of currency in which they would like their card to be charged, which would reduce PayPal's revenues from cross-border trade. If PayPal were unable to accept payment cards, its business would be seriously damaged. In addition, the velocity of trade on eBay and websites operated by GSI's clients that accept PayPal as a form of payment could decrease and our business would further suffer.
PayPal is also required to comply with payment card networks' special operating rules for Internet payment services. PayPal and its payment card processors have implemented specific business processes for merchant customers in order to comply with these rules, but any failure to comply could result in fines, the amount of which would be within the payment card networks' discretion. PayPal also could be subject to fines from payment card networks if it fails to detect that merchants are engaging in activities that are illegal or that are considered “high risk,” primarily the sale of certain types of digital content. For “high risk” merchants, PayPal must either prevent such merchants from using PayPal or register such merchants with payment card networks and conduct additional monitoring with respect to such merchants. PayPal has incurred fines from its payment card processors relating to PayPal's failure to detect the use of its service by “high risk” merchants. The amount of these fines has not been material, but did increase in 2011 compared to prior years. Any additional fines in the future would likely be for larger amounts, could become material and could result in a termination of PayPal's ability to accept payment cards or changes in PayPal's process for registering new customers, which would seriously damage PayPal's business. PayPal's new point of sale solutions (most notably, PayPal Here) are also subject to payment card network operating rules which may impact their deployment, particularly internationally.
Similarly, consumers of the websites operated by GSI's clients typically pay for purchases by payment card or similar payment method. Accordingly, our GSI ecommerce services business faces risks similar to the risks described above for PayPal.
The listing or sale by our users of pirated or counterfeit items may harm our business.
We have received in the past, and we anticipate receiving in the future, communications alleging that certain items listed or sold through our service by our users infringe third-party copyrights, trademarks and trade names, or other intellectual property rights. See “Item 1: Legal Proceedings” above. Although we have sought to work actively with the owners of intellectual property rights to eliminate listings offering infringing items on our websites, some rights owners have expressed the view that our efforts are insufficient. Content owners and other intellectual property rights owners have actively asserted their purported rights against online companies, including eBay. Allegations of infringement of intellectual property rights have resulted in threatened and actual litigation against us from time to time by rights owners, including litigation brought by luxury brand owners such as Tiffany & Co. in the U.S.; Rolex S.A. and Coty Prestige Lancaster Group GmbH in Germany; Louis Vuitton Malletier and Christian Dior Couture in France; and L'Oréal SA, Lancôme Parfums et Beauté & Cie and Laboratoire Garnier & Cie in several European countries. The plaintiffs in these cases seek to hold eBay liable for alleged counterfeit items listed on our sites by third parties; for “tester” and other consumer products labeled in a manner to prevent resale and for unboxed and other allegedly nonconforming products in each case listed on our sites by third parties; for the alleged misuse of trademarks or copyrights in listings or otherwise on our sites and in connection with paid search advertisements; for alleged violations of selective distribution channel laws or parallel import laws for listings of authentic items; and for alleged non-compliance with consumer protection laws. Such plaintiffs seek, among other remedies, injunctive relief and damages. In the aggregate, these suits could result in significant damage awards and injunctions that could, individually or in the aggregate, adversely affect our business. There are approximately 36,000 rights owners in our verified rights owner (VeRO) program, and each rights owner has anywhere from one to several hundred brands. Statutory damages for copyright or trademark violations could range up to $30,000 per copyright violation and $100,000 per trademark violation in the U.S., and may be even higher in other jurisdictions. These and similar suits may force us to modify our business practices, which could lower our revenue, increase our costs or make our websites less convenient to our customers, any of which could materially harm our business. In addition, rights owners have aggressively sought to reduce the applicability of limitations to intellectual property rights such as copyright exhaustion and the first sales doctrine in cases such as Vernor v. Autodesk Inc. (Ninth Circuit Court of Appeals) and Wiley v. Kirtsaeng (Second Circuit Court of Appeals; the U.S. Supreme Court has granted certiorari and the court will hear oral arguments in October 2012). To the extent such doctrines are limited, the supply of goods available for resale on our sites may be adversely affected.

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
We are continuously seeking to improve and modify our efforts to eliminate counterfeit and pirated items through ongoing business initiatives designed to reduce bad buyer experiences and improve customer satisfaction and by responding to new patterns we are seeing among counterfeiters and others committing fraud on our users. Increased intermediation of transactions between buyers and sellers, which we generally refer to as our Managed Marketplace initiatives, may result in us being unable to rely, to the same extent that we have in the past, on hosting immunity and other secondary liability safe harbors when sued by users and rights owners over actions taken on our site by our users. While we are taking steps to mitigate this impact on our safe harbor defenses, we may be subject to more intellectual property litigation and may lose more cases as a result of these business model changes, which would adversely affect our business.
Content owners and other intellectual property rights owners may also seek to bring legal action against entities that are peripherally involved in the sale of infringing items, such as payment companies. To the extent that intellectual property rights owners bring legal action against PayPal based upon the use of PayPal's payment services in a transaction involving the sale of infringing items, including on our websites or mobile platforms, our business could be harmed. Several jurisdictions have adopted new laws in these areas, and others are considering imposing additional restrictions.
In addition, new laws have been proposed regulating Internet companies with respect to intellectual property issues. For example, ACTA and TPP are trade agreements that include international standards for enforcing intellectual property rights, including provisions regarding counterfeit goods and online piracy. The European Commission is considering revising the Intellectual Property Enforcement Directive, which could potentially increase our exposure to enforcement actions from rights owners. Implementation of these or similar laws could require us to change our business practices, increase our compliance costs and harm our business. Rights owners have also increasingly gone into U.S. courts and obtained injunctions requiring PayPal to cease handling transactions for named third parties (in most cases located outside the U.S.) and to hold the funds of such parties pending judicial resolution of such rights owners' claims against such parties, which disrupts the relationship between PayPal and such parties and, if such parties sell on our Marketplaces platforms, can also adversely affect our Marketplaces business.
We are subject to patent litigation.
We have repeatedly been sued for allegedly infringing other parties' patents. We are a defendant in a number of patent suits and we have been notified of several other potential patent disputes. We expect that we will increasingly be subject to patent infringement claims involving various aspects of our Marketplaces, Payments and GSI segments as our products and services continue to expand in scope and complexity (e.g., our mobile, local, social and digital initiatives), as we expand into new businesses, including through acquisitions, and as the universe of patent owners who may claim that we, companies that we have acquired, or our customers (including GSI clients) infringe their patents and the aggregate number of patents controlled by such patent owners correspondingly increases. Such claims may be brought directly against our companies and/or against our customers (including GSI clients), whom we may indemnify either because we are contractually obligated to do so or as a business matter. We and other technology companies have seen more of these claims from an increasing number of third parties whose sole or primary business is to assert such claims. In addition, we have seen significant patent disputes between operating companies in some technology industries (e.g., mobile telephony). Patent claims, whether meritorious or not, are time consuming and costly to resolve, and could require expensive changes in our methods of doing business, could require us to enter into costly royalty or licensing agreements, or could require us to cease conducting certain operations, which would harm our business.
Use of our services for illegal purposes could harm our business.
We may be unable to prevent our users from selling unlawful or stolen goods or unlawful services, or selling goods or services in an unlawful manner, and we may be subject to allegations of civil or criminal liability for unlawful activities carried out by users through our services. We have been subject to several lawsuits based upon such allegations. In December 2004, an executive of Baazee.com, our Indian subsidiary, was arrested in connection with a user's listing of a pornographic video clip on that website. The charges related to this arrest were recently quashed. The German Federal Supreme Court has ruled that we may have a duty to take reasonable measures to prevent prohibited DVDs from being sold on our site to minors and that competitors may be able to enforce this duty. In a number of circumstances, third parties, including government regulators and law enforcement officials, have alleged that our services aid and abet certain violations of certain laws, including antiscalping laws with respect to the resale of tickets, laws regarding the sale of counterfeit items, the fencing of stolen goods, selective distribution channel laws, customs laws, distance selling laws and the sale of items outside of the U.S. that are regulated by U.S. export controls. As we seek to reduce bad buying experiences and improve the customer experience on our sites, our level of interaction with buyers and sellers may increase over time, which could in turn increase our potential exposure to allegations of civil or criminal liability for unlawful activities carried out by users through our services.
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
Our GSI business is in the process of enhancing and unbundling the components of its ecommerce and payments platform and migrating its existing customers to its new platform. This project is very expensive and time consuming and involves significant technical risk. Previously planned migrations of certain clients to the new platform have been delayed into 2013 and beyond. If client migrations to the new platform continue to be delayed, the functionality of the new platform is not accepted by GSI's existing clients or prospective clients targeted by GSI, the new platform contains an unacceptable amount of design flaws or does not perform or operate as expected, or GSI fails to meet client commitments and services level agreements, GSI could be subject to substantial penalties under its agreements with its clients (including significant financial penalties and termination rights for its affected clients), its relationships with its clients and their respective businesses could be substantially harmed, and GSI clients may seek to terminate their contracts with GSI early based on actual or proposed breach. In addition, GSI's new platform also provides for substantially more client control over certain platform functionality, such as promotions and marketing, operations and performance analytics. If GSI is unable to help clients understand, assess and address their internal preparedness needs for the new platform, this could result in delays in deployment, client dissatisfaction due to lack of preparedness, degraded site performance, and additional support costs attributable to client-induced issues. We believe that GSI's ability to secure new clients and retain current clients will be negatively impacted until GSI is able to successfully roll out the new platform in a live client implementation. Any of these events or circumstances could materially and adversely affect our GSI business. Even if accomplished successfully, this development and migration project may cost more than expected or take longer than currently planned, which could harm our GSI business.
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
From time to time, we are involved in other disputes or regulatory inquiries that arise in the ordinary course of business. The number and significance of these disputes and inquiries have increased as our company has grown larger, our businesses have expanded in scope (e.g., our mobile, local, social and digital initiatives) and our products and services have increased in complexity. We have in the past been forced to litigate such claims. We may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act, the Lanham Act and the Communications Decency Act are interpreted by the courts as our products and services to users continues to expand and as we expand geographically into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries such as ourselves are either unclear or less favorable. As an increasing portion of our business shifts to mobile, we may be subject to additional laws, which have significant penalties.
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
Over the last several years, we have enhanced the buyer and seller protections offered by PayPal in certain eBay marketplaces, and in certain countries for transactions outside of eBay marketplaces. These changes to PayPal's buyer and seller protection program could result in future changes and fluctuations in our Payments transaction loss rate. For the fiscal year ended December 31, 2011 and the nine months ended September 30, 2012, our Payments transaction losses (including both direct losses and buyer protection payouts) totaled $246 million and $201 million, representing 0.21% and 0.19% of our net total payment volume, respectively. Beginning in 2009, we have also changed the dispute resolution process for transactions on eBay.com, eBay.co.uk and eBay.de, as described in more detail above under the caption “Changes to our dispute resolution process could increase our costs and loss rate,” which could result in an increase in our combined eBay and PayPal transaction losses.
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

Governmental regulators worldwide are also evaluating approaches intended to reduce online fraud. Some of the current proposals (e.g., two-factor authentication processes in the EU to verify a user's identity) could increase our costs or require us to change our business practices in a manner that could harm our business.
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
The interpretation and application of specific national or regional laws, such as those related to intellectual property rights of authentic products and those related to selective distribution networks to sellers in other countries listing on the Internet and the potential interpretation and application of laws of multiple jurisdictions (e.g., the jurisdiction of the buyer, the seller, and/or the location of the item being sold) are extremely complicated in the context of cross-border trade. Some of these issues are involved in the L'Oréal and Louis Vuitton Malletier cases (see “Item 1: Legal Proceedings” above). To the extent any interpretation or application of such laws imposes restrictions on, or increases the costs of, purchasing, selling or shipping goods across national borders, our business would be harmed. Any additional factors that increase the costs of purchasing, selling or shipping goods across national borders or restrict, delay or make cross-border trade more difficult or impractical, including fluctuations in currency exchange rates, currency restrictions, increases in delivery service rates or service terminations, disruptions or interruptions, import or export control laws, the application of (or increases in) tariffs, duties or other taxes on imports or exports, customs enforcement (including delays at the border attributable to customs inspections), enforcement of international intellectual property rights by rights holders or court rulings, or that otherwise result in a net reduction in cross-border trade on our sites, which would lower our revenues and adversely affect our business. As part of our ongoing efforts to drive more sales and improve seller efficiency and buyer experience, we are evaluating opportunities to become more actively involved in different aspects of cross-border transactions, which could potentially expose us to additional liability based upon the nature of our involvement in aspects of such transactions and/or the actions of our users in more countries.
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
Our users, as well as those of other prominent Internet companies, have been and will continue to be targeted by parties using fraudulent “spoof” and “phishing” emails to misappropriate passwords, credit card numbers, or other personal information or to introduce viruses or other malware through “trojan horse” programs to our users' computers. These emails appear to be legitimate emails sent by eBay, PayPal, a GSI client, StubHub or one of our other businesses, or by a user of one of our businesses, but direct recipients to fake websites operated by the sender of the email or request that the recipient send a password or other confidential information via email or download a program. Despite our efforts to mitigate “spoof” and “phishing” emails through product improvements and user education, “spoof” and “phishing” activities remain a serious problem that may damage our brands, discourage use of our websites and increase our costs.
Changes in regulations or user concerns regarding privacy and protection of user data could adversely affect our business.
We are subject to laws relating to the collection, use, retention, security and transfer of personally identifiable information about our users, especially for financial information and for users located outside of the U.S. As an entity licensed and subject to regulation as a bank in Luxembourg, PayPal (Europe) S.à r.l et Cie, SCA is subject to banking secrecy laws. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between ourselves and our subsidiaries, and between ourselves, our subsidiaries and other parties with which we have commercial relations. In particular, the collection and use of personal information by companies has come under increased regulatory scrutiny. The interpretation and application of user data protection laws are in a state of flux, and may be interpreted and applied inconsistently from country to country. The European Union recently proposed new data laws that give customers additional rights and provide additional restrictions and harsher penalties on companies for illegal collection and misuse of personal information, including restrictions on the use of Internet tracking tools called “cookies”. While the European Union directive on cookies has taken effect, the manner in which member states adopt implementing legislation, and whether the European Union deems that legislation sufficient, continues to evolve. To the extent implementing legislation by member states is more restrictive, it could negatively impact the manner in which we use cookies for many of our services, ranging from advertising to anti-fraud, and require us to incur additional costs or change our business practices, any of which could harm our business. The European Union has announced proposed changes to the European Data Protection Directive, the Federal Trade Commission, or FTC, and the White House have both proposed U.S. privacy frameworks, and a number of other countries in which we operate have either recently passed privacy legislation or are in the process of doing so. Legislation has been introduced in the U.S. Senate (S. 3333) which would require organizations that suffer a breach of security related to personal information to notify owners of the breached information and, in some instances, notify the Federal Bureau of Investigation or U.S. Secret Service. Our current data protection policies and practices may not be consistent with new laws and regulations or evolving interpretations and applications. It is unclear how the application of existing privacy laws and regulations will impact mobile services and technologies, which are evolving rapidly. Complying with these varying international requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

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
Even technical violations of certain privacy-related laws can result in significant penalties, including statutory damages. The Federal Communications Commission recently amended its regulations under the Telephone Consumer Protection Act (TCPA), effective in July 2012, which could increase our exposure to liability for certain types of telephonic communication with customers, including but not limited to text messages to mobile phones. Under the TCPA, plaintiffs may seek actual monetary loss or statutory damages of $500 per violation, whichever is greater, and courts may treble the damage award for willful or knowing violations. Two putative class-action lawsuits have been filed containing allegations that our businesses violated the TCPA. Roberts v. PayPal (filed in the U.S. District Court for the Northern District of California in February 2012) contains allegations that commercial advertisements for PayPal products and services were sent via text message to mobile phone without prior consent. Murray v. Bill Me Later (filed in the U.S. District Court for the Northern District of Illinois in June 2012) contains allegations that Bill Me Later made calls featuring artificial or prerecorded voices without prior consent. These lawsuits seek damages (including statutory damages) and injunctive relief, among other remedies. Given the enormous number of communications we send to our users, a determination that there have been violations of laws relating to PayPal's or Bill Me Later's practices (or those of any of our other companies) could expose us to significant damage awards that could, individually or in the aggregate, materially harm our business.
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
We are subject to the same foreign and domestic laws as other companies conducting business on and off the Internet. It is not always clear how existing laws governing issues such as property ownership, copyrights, trademarks and other intellectual property issues, parallel imports and distribution controls, consumer protection, taxation, libel and defamation, obscenity and personal privacy apply to online businesses such as ours. The majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Those laws that do reference the Internet, such as the U.S. Digital Millennium Copyright Act, the U.S. “CAN-SPAM” Act and the European Union's Directives on Distance Selling (which will be superseded by the new Consumer Rights Directive, which the member states are in the process of implementing) and Electronic Commerce, are being interpreted by the courts, but their applicability and scope remain uncertain. As our activities, the types of goods and services listed on our websites, and the products and services we offer continue to expand, including through acquisitions such as Bill Me Later and StubHub, regulatory agencies or courts may claim or hold that we or our users are subject to licensure or prohibited from conducting our business in their jurisdiction, either generally or with respect to certain actions (e.g., the sale of real estate, event tickets, cultural goods, boats and automobiles). Recent financial and political events may increase the level of regulatory scrutiny on large companies in general, and financial services companies in particular, and regulatory agencies may view matters or interpret laws and regulations differently than they have in the past and in a manner adverse to our businesses.
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
The Bill Me Later service relies on third-party merchant processors and payment gateways to process transactions. For the fiscal year ended December 31, 2011 and the nine months ended September 30, 2012, approximately 69% and 63%, respectively, of all transaction volume by dollar amount through the Bill Me Later service was settled through the facilities of a single vendor. Any disruption to these third party payment processing and gateway services would adversely affect the Bill Me Later service.
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
We anticipate that the volume of credit extended by WebBank (the financial institution issuing the Bill Me Later credit products) will increase as we continue to enable qualified buyers with a PayPal account to use Bill Me Later as a payment funding option for transactions on eBay.com and on certain merchant websites that accept PayPal. We purchase the receivables relating to these consumer loans extended by the issuing bank, and therefore bear the risk of loss. Like other businesses with significant exposure to losses from consumer credit, the Bill Me Later service faces the risk that account holders will default on their payment obligations, making the receivables uncollectible and creating the risk of potential charge-offs. The rate at which receivables were charged off as uncollectible, or the net charge-off rate, was approximately 4.46% and 4.87%, respectively, for the fiscal year ended December 31, 2011 and the nine months ended September 30, 2012. The nonpayment rate among Bill Me Later users may increase due to, among other things, worsening economic conditions, such as a recession in the U.S., and high unemployment rates. Consumers who miss payments on their obligations often fail to repay them, and consumers who file for protection under the bankruptcy laws generally do not repay their credit.
We fund the purchase of receivables related to Bill Me Later accounts through, among other sources, the sale of commercial paper, our cash balances and free cash flow generated from our portfolio of businesses. We have funded the purchase of receivables generated through certain Bill Me Later accounts using funds from our international subsidiaries, and this funding is facilitated through our Luxembourg-based bank. If we are unable to fund our purchase of receivables related to the Bill Me Later business adequately or in a cost-effective manner, the growth and profitability of this business would be significantly and adversely affected.
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
PayPal has recently announced several retail point of sale solutions, including PayPal Here, which enables merchants to use a card reader attached to a mobile device (or to scan cards and checks using the device's embedded camera) to accept payment, as well as in-store pilot programs for new point of sale technologies, which are being rolled out to certain retailers in the U.S. As PayPal expands into point of sale transactions, PayPal will face even greater expectations from offline retailers regarding the reliability and availability of its systems and services and correspondingly lower amounts of downtime. PayPal's point of sale solutions may also be targeted by fraudsters; given that our fraud models are less developed in this area, we may experience increases in fraud and associated transaction losses as we adjust to fraudulent activity at the point of sale. The manufacturing and sale of a hardware product (the PayPal Here device) exposes us to potential product liability claims for which we could have substantial liability, and could require product recalls or other actions. PayPal's point of sale solutions also may subject us to increased exposure to other laws and regulations (e.g., export control regulations related to the shipment of the PayPal Here reader across national borders). There is significant competition at the retail point of sale, and there can be no assurance that merchants will adopt, or consumers will use, PayPal's retail point of sale solutions. Retail point of sale transactions also have lower profit margins than PayPal's other payment solutions. Unless we are able to drive adoption of, and significant volume through, our point of sale solutions over time, our business may suffer.
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
We must constantly add new hardware, update software and add new engineering personnel to accommodate the increased use of our websites and platforms, and the new products and features we regularly introduce. As our PayPal business continues to grow and expand both in terms of geographies and product offerings (e.g., PayPal's retail point of sale solutions), we are focused on updating our PayPal platform to provide increased scale, improved performance and additional built-in functionality addressing regulatory compliance matters (e.g., anti-money laundering and counter terrorist financing). This upgrade process is expensive and time-consuming, and the increased complexity of our websites and the need to support multiple platforms as our portfolio of brands grows increases the cost of additional enhancements. Failure to upgrade our technology, features, transaction processing systems, security infrastructure, or network infrastructure in a timely and cost-effective manner to accommodate increased traffic or transaction volume or changes to our site functionality could harm our business. Adverse consequences could include unanticipated system disruptions, slower response times, degradation in levels of customer support, impaired quality of users' experiences of our services, impaired quality of services for third-party application developers using our externally accessible application programming interfaces and delays in reporting accurate financial information, and could result in customer dissatisfaction and the loss of existing users on our websites. We may be unable to effectively upgrade and expand our systems in a timely manner or smoothly integrate any newly developed or purchased technologies or businesses with our existing systems, and any failure to do so could result in problems on our sites. Further, steps to increase the reliability and redundancy of our systems are expensive, reduce our margins and may not be successful in reducing the frequency or duration of unscheduled downtime.
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
Our international expansion has been rapid and our international business, especially in Germany, the U.K. and Korea, has also become critical to our revenues and profits. Net revenues outside the U.S. accounted for approximately 53% and 52% of our net revenues in the fiscal year ended December 31, 2011 and the nine months ended September 30, 2012, respectively.
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

•
customs and duties, including the possibility of significant delays at the border due to customs inspections and the possibility that our services may be viewed as facilitating customs fraud by governmental authorities;

•
greater liability or legal uncertainty regarding our liability for the listings and other content provided by our users, including uncertainty as a result of legal systems that are less developed with respect to the Internet, unique local laws, conflicting court decisions and lack of clear precedent or applicable law;

•	risks associated with cross-border transactions, including those described under the risk factor caption "Any factors that reduce cross-border trade could harm our business," above;

•	potentially higher incidence of fraud and corruption and higher credit and transaction loss risks;

•	cultural ambivalence towards, or non-acceptance of, trading or payments over the Internet or through mobile devices;

•	laws and business practices that favor local competitors or prohibit or limit foreign ownership of certain businesses;

•	difficulties in integrating with local payment providers, including banks, credit and debit card networks and electronic fund transfer systems;

•	differing levels of retail distribution, shipping and Internet and mobile infrastructures;

•	different employee/employer relationships and labor laws, and the existence of workers' councils and labor unions;

•	difficulties in staffing and managing foreign operations;

•	challenges associated with joint venture relationships and minority investments, including dependence on our joint venture partners;

•	difficulties in implementing and maintaining adequate internal controls;

•	longer payment cycles, different accounting practices and greater problems in collecting accounts receivable;

•	potentially adverse tax consequences, including local taxation of our fees or of transactions on our websites;

•	higher Internet service provider or mobile network operator costs;

•	differing intellectual property laws;

•	different and more stringent user protection, data protection, privacy and other laws;

•	seasonal reductions in business activity;

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
Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the Foreign Corrupt Practices Act and U.K. Bribery Act, and other local laws prohibiting corrupt payments to governmental officials, and antitrust and competition regulations, among others. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our brands, our international expansion efforts, our ability to attract and retain employees, our business, and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies.
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
We have acquired a significant number of businesses, technologies, services and products. We expect to continue to evaluate and consider a wide array of potential strategic transactions as part of our overall business strategy, including business combinations, acquisitions and dispositions of businesses, technologies, services, products and other assets, as well as strategic investments and joint ventures. At any given time we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. Any of these transactions could be material to our financial condition and results of operations.
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

•	the need to implement controls, procedures and policies appropriate for a larger public company at companies that prior to acquisition may have lacked such controls, procedures and policies;

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
Our ownership of GSI Commerce, Inc. exposes us to additional risks.
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
The application of indirect taxes (such as sales and use tax, value-added tax (VAT), goods and services tax, business tax and gross receipt tax) to ecommerce businesses such as eBay and to our users is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the adoption and growth of the Internet and ecommerce. In many cases, it is not clear how existing statutes apply to the Internet or ecommerce. In addition, some jurisdictions have implemented or may implement laws specifically addressing the Internet or some aspect of ecommerce. For example, the State of New York has passed legislation that requires any out-of-state seller of tangible personal property to collect and remit New York use tax if the seller engages affiliates above certain financial thresholds in New York to perform certain business promotion activities. Several ecommerce companies are challenging this new law. In June 2011, California enacted legislation that required certain out-of-state retailers to collect and remit California use tax on taxable sales to California purchasers when the retailer has a relationship with a person in California that refers customers to the retailer. In September 2011, the California Governor signed into law AB 155, which superseded the prior law and became effective September 15, 2012. The new law is similar to the law passed in New York, but provides exclusions for certain forms of Internet marketing and is limited to retailers who exceed prescribed sales volume thresholds. However, if our sellers who are not already required to collect California sales or use tax believe that their use of our websites requires them to collect California use tax, they may elect to limit their use of our websites rather than collect the tax, which would harm our business. North Carolina, Rhode Island, Illinois, Arkansas and South Dakota have also enacted similar laws related to affiliates, and a number of other states appear to be considering similar legislation. In addition, the Pennsylvania Department of Revenue has ruled that an out-of-state retailer using Pennsylvania-based affiliates could have nexus in Pennsylvania under existing statutes. Most of these new laws and positions are being challenged and in May 2012, a Cook County Circuit Court judge ruled that the Illinois Internet Affiliate Nexus Law was unconstitutional. The State of Illinois has filed a direct appeal to the Illinois Supreme Court. The adoption of such legislation by states where eBay has significant operations that perform certain business promotion activities could result in a use tax collection responsibility for certain of our sellers. This collection responsibility and the additional costs associated with complex use tax collection, remittance and audit requirements would make selling on our websites less attractive for small business retailers, and would harm our business.
The State of Colorado has enacted legislation that takes a different approach by imposing a set of use tax notice and reporting requirements (but not the actual tax collection responsibility) on certain retailers with no physical presence in Colorado. The law is designed to aid Colorado in collecting use tax from Colorado residents who purchase taxable items from out-of-state retailers. The regulation promulgated by the Colorado Department of Revenue excludes from these reporting obligations businesses that sell $100,000 or less into the state in a calendar year, thus limiting the impact on our sellers. The law has been challenged in Federal Court by a number of out-of-state retailers and a Federal District Court has issued an injunction blocking enforcement of the regulations pending a resolution of the case. In March 2012, a federal judge struck down the

Colorado law as unconstitutional, finding that it discriminated against interstate commerce. It is expected that the State will appeal the decision. Oklahoma has enacted a similar law. While the application of these new state laws to our Marketplaces business has limited direct impact, the proliferation of such state legislation, to expand sales and use tax collection on Internet sales, could adversely affect some of our sellers and indirectly harm our business.
In conjunction with the Streamlined Sales Tax Project — an ongoing, multi-year effort by U.S. state, and local governments to require collection and remittance of remote sales tax by out-of-state sellers — S. 1452 and H.R. 2701, U.S. Senate and U.S. House versions of the Main Street Fairness Act, have been introduced in the 112th Congress. These measures would allow states that meet certain simplification and other standards to require out-of-state sellers to collect and remit sales taxes on goods purchased by in-state residents. Sellers meeting an as yet undefined small seller exception would be excluded from the requirements of the Act. Other legislation introduced in the US Congress, including H.R. 3179 and S. 1832, would grant states the authority to require out-of-state retailers to collect and remit sales taxes without requiring the state to join the Streamlined Sales Tax Project. Lobbying relating to these laws has recently increased in intensity and consideration of some form of Internet sales tax reform in a "lame duck" session of the 112th Congress is likely. The adoption of remote sales tax collection legislation that lacks a robust small business exemption would result in the imposition of sales taxes and additional costs associated with complex sales tax collection, remittance and audit compliance requirements on a number of our sellers. This would make selling online less attractive for small retailers, and could harm our business.
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
Our tickets business, which includes our StubHub business, is subject to numerous risks. Many jurisdictions have laws and regulations covering the resale of event tickets. Some jurisdictions prohibit the resale of event tickets at prices above the face value of the tickets or at all, or highly regulate the resale of tickets, and new laws and regulations or changes to existing laws and regulations imposing these or other restrictions may be adopted that could limit or inhibit our ability to operate, or our users' ability to continue to use, our tickets business. For example, in 2012, France passed a law prohibiting the habitual resale of event tickets without permission from the event organizer. In addition, the unauthorized resale of football (soccer) tickets is illegal in the U.K., where a StubHub site was recently launched. Regulatory agencies or courts may claim or hold that we are responsible for ensuring that our users comply with these laws and regulations or that we or our users are either subject to licensure or prohibited from reselling event tickets in their jurisdictions. In October 2007, two plaintiffs filed a purported class action lawsuit in North Carolina Superior Court alleging that StubHub sold (and facilitated and participated in the sale) of concert tickets to plaintiffs with the knowledge that the tickets were resold in violation of North Carolina's maximum ticket resale price law (which has been subsequently amended). In February 2011, the trial court granted plaintiffs' motion for summary judgment, concluding that immunity under the Communications Decency Act did not apply. The trial court further held that StubHub violated the North Carolina unfair and deceptive trade practices statute as it pertained to the two named plaintiffs, and certified its decision for immediate appeal to the North Carolina Court of Appeals. In February 2012, the North Carolina Court of Appeals overturned the lower court's decision. The plaintiffs are appealing the appellate court ruling. Similar actions are pending in other states.
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

Our tickets business is subject to seasonal fluctuations and the general economic and business conditions that impact the sporting events and live entertainment industries. The economic downturn resulted in a decrease in ticket prices sold on our sites and negatively impacted revenue and profits. In addition, a work stoppage, strike or lockout by a professional sports league (for example, the current National Hockey League lockout) that results in the cancellation of all or a portion of the games in a league's season would harm our tickets business. In addition, a portion of the tickets inventory sold by sellers on the StubHub website is processed by StubHub in digital form. Systems failures, security breaches, theft or other disruptions that result in the loss of such sellers' tickets inventory could materially harm our tickets business.
Our tickets business also faces significant competition from a number of sources, including ticketing service companies (such as Live Nation Entertainment/Ticketmaster, AEG, Comcast-Spectacor and Tickets.com), event organizers (such as professional sports teams and leagues), ticket brokers and online and offline ticket resellers, such as TicketsNow (which is owned by Live Nation Entertainment) and RazorGator. In addition, some ticketing service companies and event organizers have begun to issue event tickets through various forms of electronic ticketing systems that are designed to restrict or prohibit the transferability (and by extension, the resale) of such event tickets. Ticketing service companies have also begun to use market-based pricing strategies or dynamic pricing to charge much higher prices than they historically have for premium tickets. Besides charging higher prices, these ticketing service companies have also imposed additional restrictions on transferability for these types of tickets, such as requiring customers to pick up these tickets at will-call with the purchasing credit card. To the extent that event tickets issued in this manner cannot be resold on our websites, or to the extent that we are otherwise unable to effectively compete with these competitors, our tickets business would be harmed. Pursuant to commercial arrangements with certain of its partners, StubHub provides some of its sellers with the ability to conduct integrated resale transactions, which consumers may prefer due to, among other factors, much quicker delivery and lower fraud concerns. These integrations are largely deal-dependent, and these arrangements may not be renewed on favorable terms, or at all.
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
A number of parties provide services to us or to our users that benefit us. Such services include seller tools that automate and manage listings, merchant tools that manage listings and interface with inventory management software, storefronts that help our users list items, caching services that make our sites load faster and shipping providers that deliver goods sold on our platform, among others. In some cases we have contractual agreements with these companies that give us a direct financial interest in their success, while in other cases we have none. PayPal is dependent on the processing companies and banks that link PayPal to the payment card and bank clearing networks. Similarly, Bill Me Later relies on an unaffiliated lender in providing the Bill Me Later service and also relies heavily on third parties to operate its services, including merchant processors and payment gateways to process transactions. Financial or regulatory issues, labor issues (e.g., strikes, lockouts or work stoppages) or other problems that prevent these companies from providing services to us or our users could reduce the number of listings on our websites or make completing transactions or payments on our websites more difficult, thereby harming our business.
Price increases by, or service terminations, disruptions or interruptions at, companies that provide services to our users and clients (such as postal and delivery services, and our recently announced plans for a global shipping platform intended to facilitate cross-border transactions between buyers and sellers) could also reduce the number of listings on our websites or make it more difficult for our sellers to complete transactions or for us to timely fulfill and ship products sold on the websites operated by GSI's clients, thereby harming our business. Some third-parties who provide services to us may have or gain market power and be able to increase their prices to us without competitive constraint. In addition, the U.S. Postal Service has announced that it is considering closing thousands of local post offices and ending Saturday mail delivery. While we continue to work with global carriers to offer our sellers a variety of shipping options and to enhance our shipping experience, these closures could require certain sellers to utilize alternatives which could be more expensive or inconvenient, which could in turn decrease the velocity of trade on our site, thereby harming our business. Any security breach at a company providing services to our users could also adversely affect our customers and harm our business. We have outsourced certain functions to third-party providers, including some customer support and product development functions, which are critical to our operations. If our service providers do not perform satisfactorily, our operations could be disrupted, which could result in user dissatisfaction and adversely affect our velocity of trade, business, reputation and operating results
Although we generally have been able to renew or extend the terms of contractual arrangements with, or if necessary replace, third parties who provide services to us on acceptable terms, there can be no assurance that we will continue to be able to do so in the future. If any third parties were to stop providing services to us on acceptable terms, including as a result of bankruptcy due to poor economic conditions, we may be unable to procure alternatives from other third parties in a timely and efficient manner and on acceptable terms, or at all. In addition, there can be no assurance that third parties who provide services directly to our users will continue to do so on acceptable terms, or at all.
Customer complaints or negative publicity about our customer support or anti-fraud measures could diminish use of our services.
Customer complaints or negative publicity about our customer support could severely diminish consumer confidence in and use of our services. Measures that we sometimes take to combat risks of fraud and breaches of privacy and security have the potential to damage relations with our customers or decrease activity on our sites by making our sites more difficult to use or restricting the activities of certain users. These measures heighten the need for prompt and accurate customer support to resolve irregularities and disputes. Effective customer support requires significant personnel expense, and if not managed properly, this expense could significantly impact our profitability. Failure to manage or train our own or outsourced customer support representatives properly could compromise our ability to handle customer complaints effectively. Negative publicity about, or negative experiences with, customer support for any of our businesses could cause our reputation to suffer or affect consumer confidence in our brands individually or as a whole. Because PayPal is providing a financial service and operating in a more regulated environment, PayPal must provide both telephone and email customer support and resolve certain customer contacts within shorter time frames. As part of PayPal's program to reduce fraud losses and prevent money laundering and terrorist financing, PayPal may temporarily restrict the ability of customers to withdraw their funds if those funds or the customer's account activity are identified by PayPal's risk models as suspicious. PayPal has in the past received negative publicity with respect to its customer support and account restrictions, and has been the subject of purported class action lawsuits and state attorney general inquiries alleging, among other things, failure to resolve account restrictions promptly. In the second quarter of 2010, two putative class-action lawsuits (Devinda Fernando and Vadim Tsigel v. PayPal, Inc.; and Moises Zepeda v. PayPal, Inc.) were filed in the U.S. District Court for the Northern District of California. These lawsuits contain allegations that PayPal improperly held users' funds or otherwise improperly limited user's accounts. These lawsuits seek damages as well as changes to PayPal's practices among other remedies. A determination that there have been violations of laws relating to PayPal's practices could expose PayPal to significant liability. Any changes to PayPal's practices resulting from these lawsuits could require PayPal to incur significant costs and to expend product resources, which could delay other planned product launches or improvements and further harm our business. If PayPal is unable to provide quality customer support operations in a cost-effective manner, PayPal's users may have negative experiences, PayPal may receive additional negative publicity, its ability to attract new customers may be damaged and it could become subject to additional litigation. As a result, current and future revenues could suffer, losses could be incurred and its operating margins may decrease.
Our industries are intensely competitive.
Marketplaces
Our Marketplaces businesses currently or potentially compete with a large number of online and offline companies providing particular categories of goods and/or broader ranges of goods. The Internet and mobile networks provide new, rapidly evolving and intensely competitive channels for the sale of all types of goods. We expect competition to intensify in the future. The barriers to entry into these channels can be relatively low, and current offline and new competitors, including small businesses who want to create and promote their own stores, can easily launch online sites or mobile applications at nominal cost using commercially available software or partnering with any one of a number of successful ecommerce companies. Online and offline businesses increasingly are competing with each other, consumers who purchase or sell goods and services through our Marketplaces businesses have more and more alternatives, and merchants have more channels to reach consumers.
Our competitors include the vast majority of traditional department, warehouse, boutique, discount and general merchandise stores (as well as the online and mobile operations of these traditional retailers), online retailers and their related mobile offerings, online and offline classified services, and other shopping channels such as offline and online home shopping networks. In the U.S., these include Wal-Mart, Target, Sears, Macy's, JC Penney, Costco, Office Depot, Staples, OfficeMax, Sam's Club, Amazon.com (which continues to expand into new geographies and lines of business), Buy.com (owned by Rakuten), Yahoo! Shopping, MSN, QVC and Home Shopping Network, among others.
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
We also compete with many local, regional, and national specialty retailers and exchanges in each of the major categories of products offered on our site. For example, category-specific competitors to offerings in our Sports category include, among others: Academy Sports, Bass Pro Shops, Big 5, Cabela's, Callaway Golf, Campmor, Dick's Sporting Goods, GearDirect.com, Golfsmith, Performance Bicycle, Play it Again Sports, REI, The Sports Authority, and The Sportsman's Guide, as well as other online and offline retailers, stores and shopping networks.

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
The principal competitive factors for Marketplaces include the following:

•	ability to attract, retain and engage buyers and sellers;

•	volume of transactions and price and selection of goods;

•	trust in the seller and the transaction;

•	customer service; and

•	brand recognition.

 With respect to our online and mobile competition, additional competitive factors include:

•	community cohesion, interaction and size;

•	website or mobile application ease-of-use and accessibility;

•	system reliability;

•	reliability of delivery and payment;

•	level of service fees; and

•	quality of search tools.

We may be unable to compete successfully against current and future competitors. Some current and potential competitors have longer operating histories, larger customer bases and greater brand recognition in other business and Internet sectors than we do. Other online ecommerce sites may be acquired by, receive investments from, or enter into other commercial relationships with well-established and well-financed companies. As a result, some of our competitors with other revenue sources may be able to devote more resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to website, mobile application and systems development than we can. Some of our competitors may offer or continue to offer free shipping, favorable return policies or other transaction-related services which improve the user experience on their sites and which could be impractical or inefficient for eBay sellers to match. Our competitors may be able to innovate faster than we can, and new technologies may further increase the competitive pressures by enabling our competitors to offer more efficient or lower-cost services. Our competitors may be able to use the advantages of brick-and-mortar stores or other sorts of physical presence.
In addition, certain established retailers may encourage manufacturers to limit or cease distribution of their products to dealers who sell through online channels such as eBay. Retailers may attempt to use existing or future government regulation to prohibit or limit online commerce in certain categories of goods or services. Manufacturers may attempt to enforce minimum resale price maintenance or minimum advertised price arrangements to prevent distributors from selling on our websites or on the Internet generally, or at prices that would make our site attractive relative to other alternatives. For example, in June 2012, Adidas Group announced that it intends to restrict its dealers, on a global basis, from listing and selling Adidas and Reebok products on sites including eBay.com., and Nike Inc. and ASICS Corp. have taken steps to similarly restrict Internet sales of their products on platform sites such as eBay.com. The adoption by manufacturers of policies, or the adoption of new laws or regulations or interpretations of existing laws or regulations by government authorities, in each case discouraging or restricting the sales of goods or services over the Internet, could force eBay users to stop selling certain products on our websites. Increased competition or anti-Internet distribution policies or regulations may result in reduced operating margins, loss of market share and diminished value of our brands. As we respond to changes in the competitive environment, we may, from time to time, make pricing, service or marketing decisions or acquisitions that may be controversial with and lead to dissatisfaction among some of our sellers, which could reduce activity on our websites and harm our profitability.
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

•	payment services targeting users of social networks and online gaming, including PlaySpan (owned by Visa) and Boku;

•
payment services enabling banks to offer their online banking customers the ability to send and receive payments through their bank account, including ZashPay from Fiserv and Popmoney from CashEdge (owned by Fiserv), both of which have announced collaboration agreements with Visa; and

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
We receive scrutiny from various government agencies under U.S. and foreign competition laws. Some jurisdictions also provide private rights of action for competitors or consumers to assert claims of anti-competitive conduct. Other companies and government agencies have in the past and may in the future allege that our actions violate the antitrust or competition laws of the U.S., individual states, the European Commission, or other countries, or otherwise constitute unfair competition. Contractual agreements with buyers, sellers, or other companies could give rise to regulatory action or antitrust litigation. Also, our unilateral business practices could give rise to regulatory action or antitrust litigation. Some regulators, particularly those outside of the U.S., may perceive our business to have so much market power that otherwise uncontroversial business practices could be deemed anticompetitive. For example, in the U.S., we have been sued by a plaintiff representing a putative class of sellers who alleges that we have illegally monopolized a market for online auctions. In Korea, the national competition authority has investigated allegations that we have engaged in illegal exclusive conduct and rendered a decision against us in October 2010. The main case was conclusively resolved in our favor, and a related administrative action is on appeal. A further investigation was concluded by the Seoul prosecutor's office, which chose not to bring any charges. The competition authorities in Germany and Australia have conducted investigations (now completed) of various actions taken by our businesses. Such claims and investigations, even if without foundation, typically are very expensive to defend, involve negative publicity and substantial diversion of management time and effort, and could result in significant judgments against us or require us to change our business practices.
In several jurisdictions, we have taken actions designed to improve the security of transactions and the quality of the user experience on our websites and mobile platforms. Beginning in June 2008, we have required users in the U.K. to offer PayPal as a payment alternative on most transactions on our localized U.K. site, and since October 2008, we have required sellers on eBay.com to accept one or more accepted payment methods (currently PayPal, credit or debit cards processed through Internet merchant accounts, ProPay, Skrill (formerly known as Moneybookers) and Paymate) and no longer allow any forms of paper payment, including checks and money orders, to be listed by sellers in the U.S. for most categories of items. While these initiatives are intended to improve and make safer our users' buying experience and/or increase activity on our sites, certain users may be negatively affected by or react negatively to these changes, and may allege that we have (and are abusing) market power. We have faced inquiries from government regulators in various jurisdictions related to such actions. For example, in 2008, both the Australian Competition and Consumer Commission and the Reserve Bank of Australia reviewed our policies requiring sellers to offer PayPal as a payment alternative on most transactions on our localized Australian website and precluding sellers from imposing a surcharge or any other fee for accepting PayPal or other payment methods. We may face similar inquiries from other government regulators in the future. Negative reactions to these changes by our users or government authorities could, among other things, force us to change our operating practices in ways that could harm our business, operating results and profitability.
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
We have expanded significantly our headcount, facilities and infrastructure in the U.S. and internationally, and anticipate that further expansion in certain areas will be required for some of our businesses. We are also increasing our product and service offerings across our businesses. This expansion has increased (and we expect will continue to increase), the complexity of our businesses, and has placed (and we expect will continue to place) a significant strain on our management, operational and financial resources. The areas of our business that are put under strain by our growth include the following:

•
Customer Account Billing. Our revenues depend on prompt and accurate billing processes. Our failure to grow our transaction-processing capabilities to accommodate the increasing number of transactions that must be billed on our and our subsidiaries' websites would harm our business and our ability to collect revenue.

•
Customer Service. We continue to focus on providing better and more efficient customer support to our users. We intend to provide an increased level of support (including an increasing amount of telephone support and supporting an increasing number of languages) in a cost-effective manner. If we are unable to provide customer support in a cost-effective manner, users of our products and services may have negative experiences, current and future revenues could suffer, our costs may increase and our operating margins may decrease.

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
In addition, the economic downturn reduced tax revenues for U.S. federal and state governments, and a number of proposals to increase taxes from corporate entities have been implemented or are being considered at various levels of government. Among the options have been a range of proposals included in the tax and budget policies recommended to the U.S. Congress by the U.S. Department of the Treasury to modify the federal tax rules related to the imposition of U.S. federal corporate income taxes for companies operating in multiple U.S. and foreign tax jurisdictions. If such proposals are enacted into law, this could increase our effective tax rate. A number of U.S. states have likewise attempted to increase corporate tax revenues by taking an expansive view of corporate presence to attempt to impose corporate income taxes and other direct business taxes on companies that have no physical presence in their state. Many U.S. states are also altering their apportionment formulas to increase the amount of taxable income/loss attributable to their state from certain out-of-state businesses. Companies that operate over the Internet, such as eBay, are a target of some of these state efforts. If more states are successful in applying direct taxes to Internet companies that do not have a physical presence in the state, this could increase our effective tax rate.
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
At September 30, 2012, we had approximately $12 million in secured indebtedness outstanding, no senior unsecured indebtedness outstanding under our $2.0 billion commercial paper program, and approximately $4.5 billion of other senior unsecured indebtedness outstanding. We also have a $3.0 billion revolving credit facility, under which we maintain $2.0 billion of available borrowing capacity in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they come due. As of September 30, 2012, no borrowings or letters of credit were outstanding under this revolving credit facility and, accordingly, $1.0 billion of borrowing capacity was available for other purposes permitted by this credit facility.
We may incur additional indebtedness in the future, including under our commercial paper program and revolving credit facility or through public or private offerings of debt securities. Our outstanding indebtedness and any additional indebtedness we incur may have important consequences, including, without limitation, the following:

•	we will be required to use cash to pay the principal of and interest on our indebtedness;

•	our indebtedness and leverage may increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure;

•	adverse changes in the ratings assigned to our debt securities by credit rating agencies will likely increase our borrowing costs;

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions, share repurchases and other general corporate and other purposes may be limited; and

•	our flexibility in planning for, or reacting to, changes in our business and our industry may be limited.

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
The business of selling goods over the Internet and mobile networks, particularly through online trading, is dynamic and relatively new. Concerns about fraud, privacy and other problems may discourage additional consumers from adopting the Internet or mobile devices as modes of commerce, or may prompt consumers to offline channels. In countries such as the U.S., Germany, Korea and the U.K., where our services and online commerce generally have been available for some time and the level of market penetration of our services is high, acquiring new users for our services may be more difficult and costly than it has been in the past. Moreover, the growth rates of Internet users is slowing in many countries where we have a significant presence. In order to expand our user base, we must appeal to and acquire consumers who historically have used traditional means of commerce to purchase goods and may prefer Internet analogues to such traditional retail means, such as the retailer's own website, to our offerings. If these consumers prove to be less active than our earlier users due to lower levels of willingness to use the Internet or mobile devices for commerce for any reason, including lack of access to high-speed communications equipment, congestion of traffic on the Internet, Internet or mobile network outages or delays, disruptions or other damage to users' computers or mobile devices, and we are unable to gain efficiencies in our operating costs, including our cost of acquiring new users, our business could be adversely impacted.

Our businesses depend on continued and unimpeded access to the Internet, as well as access to mobile networks. Internet service providers and mobile network operators may be able to block, degrade, or charge us or our users additional fees for our offerings, which could harm our business.
Our customers rely on access to the Internet or mobile networks to use our products and services. In many cases, that access is provided by companies that compete with at least some of our offerings, including incumbent telephone companies, cable companies, mobile communications companies and large Internet service providers. Some of these providers have stated that they may take measures that could degrade, disrupt, or increase the cost of customers' use of our offerings by restricting or prohibiting the use of their infrastructure to support or facilitate our offerings, or by charging increased fees to us or our users to provide our offerings. Mobile network operators or operating system providers could block or place onerous restrictions on our ability to offer our mobile applications in their mobile application stores. Internet service providers or mobile network operators could attempt to charge us each time our customers use our offerings. Worldwide, a number of companies have announced plans to take such actions or are selling products designed to facilitate such actions. The United States Federal Communications Commission enacted rules in December 2010 (Preserving the Open Internet Broadband Industry Practices (FCC-10-201)) establishing baseline restrictions that would regulate the ability of Internet access companies to interfere with Internet traffic transported over wired and wireless networks. These FCC rules are expected to be reviewed by the Federal courts in 2012. Pending greater regulatory and judicial clarity, any interference with our offerings or higher charges for access to our offerings, whether paid by us or by our customers, could cause us to lose existing customers, impair our ability to attract new customers and harm our revenue and growth.
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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchase activity during the three months ended September 30, 2012 was as follows:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet be Purchased Under the Programs (1)
July 31, 2012	—	$—	—	$2,285,961,949
August 31, 2012	880,000	$46.50	880,000	$2,245,039,577
September 30, 2012	120,000	$47.73	120,000	$2,239,312,473
	1,000,000		1,000,000

(1)
In September 2010, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $2 billion of our common stock, with no expiration from the date of authorization. In June 2012, our Board authorized an additional stock repurchase program that provides for the repurchase of up to an additional $2 billion of our common stock, with no expiration from the date of authorization. These stock repurchase programs are intended to offset the impact of dilution from our equity compensation programs. During the nine months ended September 30, 2012, we repurchased approximately $641 million of our common stock under our stock repurchase programs at an average price of $37.72 per share. As of September 30, 2012, approximately $2.2 billion remained available for further purchases of our common stock under our stock repurchase programs.

Item 3:	Defaults Upon Senior Securities

Not applicable.

Item 4:	Mine Safety Disclosures

Not applicable.

Item 5:	Other Information

Not applicable.

Item 6:	Exhibits

Exhibit 4.01*	Officers' Certificate dated July 24, 2012 establishing the form and terms of the 0.70% Notes due 2015, 1.35% Notes due 2017, 2.60% Notes due 2022 and 4.00% Notes due 2042.
Exhibit 4.02*	Forms of 0.70% Note due 2015, 1.35% Note due 2017, 2.60% Note due 2022 and 4.00% Note due 2042 (included in Officers' Certificate) (included in Exhibit 4.01).
Exhibit 12.01	Statement regarding computation of ratio of earnings to fixed charges.
Exhibit 31.01	Certification of Registrant's Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.02	Certification of Registrant's Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.01	Certification of Registrant's Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.02	Certification of Registrant's Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed as Exhibit 4.3 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2012 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eBay Inc.
Principal Executive Officer:

		By:	/s/ John J. Donahoe
John J. Donahoe
President and Chief Executive Officer
Date:	October 19, 2012
Principal Financial Officer:

		By:	/s/ Robert H. Swan
Robert H. Swan
Senior Vice President, Finance and Chief Financial Officer
Date:	October 19, 2012
Principal Accounting Officer:

		By:	/s/ Brian J. Doerger
Brian J. Doerger
Vice President, Chief Accounting Officer
Date:	October 19, 2012

INDEX TO EXHIBITS

Exhibit 4.01*	Officers' Certificate dated July 24, 2012 establishing the form and terms of the 0.70% Notes due 2015, 1.35% Notes due 2017, 2.60% Notes due 2022 and 4.00% Notes due 2042.
Exhibit 4.02*	Forms of 0.70% Note due 2015, 1.35% Note due 2017, 2.60% Note due 2022 and 4.00% Note due 2042 (included in Officers' Certificate) (included in Exhibit 4.01).
Exhibit 12.01	Statement regarding computation of ratio of earnings to fixed charges.
Exhibit 31.01	Certification of Registrant's Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.02	Certification of Registrant's Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.01	Certification of Registrant's Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.02	Certification of Registrant's Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed as Exhibit 4.3 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2012 and incorporated herein by reference.
+ Indicates a management contract or compensatory plan or arrangement.