Form 10-K
period 2012-12-31
EBAY INC
filed 2013-02-01
CIK 1065088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  [ ]    No  [x]
As of June 30, 2012, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $48,526,400,895 based on the closing sale price as reported on The Nasdaq Global Select Market.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 28, 2013
Common Stock, $0.001 par value per share	1,296,512,321 shares
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the definitive proxy statement for the registrant's Annual Meeting of Stockholders to be held on or about April 18, 2013.

eBay Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2012

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

We are a global technology company that enables commerce through three reportable segments: Marketplaces, Payments, and GSI. By providing online platforms, tools and services to help individuals and small, medium and large merchants around the globe engage in online and mobile commerce and payments, we can facilitate transactions. Driven by the ubiquity of the Internet and the proliferation of mobile devices, we believe that the way consumers engage with brands and services is fundamentally changing. They are shopping virtually anytime, anywhere. We believe that this shift in behavior is blurring the lines between offline retail and online ecommerce, effectively becoming one market for commerce.

Whether online, through the mobile channel or offline, our monetization strategy remains the same. We are primarily a transaction-based business model that generates revenue through our commerce and payments platforms. We also generate revenue through marketing services, classifieds and advertising. We have also created an open source platform that provides software developers and merchants access to our applications programming interfaces, or APIs, to develop software and solutions for commerce. Our developer community includes more than 800,000 members. As of December 31, 2012, our Marketplaces segment had more than 112 million active users and more than 350 million listings globally, while our Payments segment had more than 122 million active registered accounts. See the definitions of "active user" and “active registered accounts” in our Marketplaces and Payments discussions, respectively, below.

For financial information about our reportable segments as well as the geographic areas where we conduct business, please see "Note 5 - Segments" to the consolidated financial statements included in this report. Additionally, please see the information in "Item 1A: Risk Factors" under the caption "There are many risks associated with our international operations," which describes risks associated with the foreign operations of our reportable segments.

Marketplaces

Our Marketplaces segment includes our core ecommerce platform eBay.com, our vertical shopping experiences such as StubHub, Fashion, Motors and Half.com, our classifieds websites such as Marktplaats.nl and mobile.de, and advertising services. Additionally, Marketplaces has acquired certain technologies to help further enable new commerce opportunities, including RedLaser to facilitate mobile commerce, Milo to enable search for goods at local retailers, WHI to offer a more robust ecatalog of motor parts and accessories and Hunch to improve search and merchandising based on customers' needs and tastes. These and other acquisitions are intended to enhance existing services and deliver new services to merchants and consumers by using innovative technology and improved experiences across multiple channels of commerce.

Our Marketplaces platforms bring consumers and merchants together through online websites and mobile applications that are generally available throughout the world at any time, including through localized eBay.com sites in many countries. We had more than 112 million active users at the end of 2012, compared to more than 100 million at the end of 2011. The term active user means, as of any date, any user who bid on, bought or listed an item on any of our Marketplaces trading platforms, excluding users of Half.com, StubHub, and our Korean subsidiary, during the preceding 12-month period. A user may have more than one account on our Marketplaces trading platforms and therefore may be counted more than once when we calculate the number of active users.

Our Marketplaces platforms offer the following features:

We provide a variety of access points for consumers to shop virtually anytime, anywhere.

Our Marketplaces platforms are accessible through a traditional online experience and from mobile devices. We offer downloadable, easy-to-use mobile applications for the iPhone, the iPad, Android and Windows mobile devices for eBay.com and some of our other websites and vertical shopping experiences, including StubHub, Fashion, Motors and Half.com. We also maintain a mobile version of our eBay.com website for use on mobile devices and continue to develop our mobile applications on an ongoing basis. In 2012, nearly $13 billion in mobile commerce volume was transacted across our platforms, more than doubling our prior year's mobile commerce volume.

We offer a number of buying and selling formats, including fixed price and auction.

Merchants and individuals can choose to list their products and services through fixed price listings and an auction-style format on eBay.com, our core Marketplaces platform. Our fixed price format on eBay.com allows buyers and sellers to close transactions at a pre-determined price set by the seller, but also allows sellers to signal that they would be willing to close the transaction at a lower price through the Best Offer feature. Our auction-style format allows a seller to select a minimum price for opening bids. Additional options and features applicable to auction listings include the ability to set a Reserve Price and the Buy It Now feature. The duration of auctions typically ranges from one to ten days. In 2012, our fixed price listing format continued to increase in popularity on eBay.com, accounting for approximately 66% of our gross merchandise volume, or GMV, with our auction-style format accounting for the remaining approximately 34% of GMV. We define GMV as the total value of all closed items between users on our eBay Marketplaces trading platforms (excluding eBay's classifieds websites, brands4friends and Shopping.com) during the applicable period, regardless of whether the buyer and seller actually consummated the transaction. Merchants and individuals can also list their products and services on our classifieds websites or our other specialized vertical websites, as discussed below.

In addition, our eBay Stores format enables merchants to exhibit all of their listings in a single place on one of our Marketplaces platforms and to describe their respective businesses through customized pages. eBay Stores also provides merchants with tools to build, manage, promote and track their businesses.

Our classifieds websites have listings in over 1,000 cities around the world and are primarily designed to help people list their products and services primarily for free and then trade at a local level. Our classifieds websites include alaMaula, BilBasen, dba.dk, eBay Classifieds (eBay Classifieds, eBay Kleinanzeigen and eBay Annunci), Gumtree, Kijiji, LoQUo, Marktplaats.nl, and mobile.de. In addition, we have a non-controlling equity investment in craigslist, Inc., which operates the craigslist classifieds websites.

We offer a variety of specialized vertical formats.

We continue to customize our buying and selling experiences to make it easier for users to list, find and buy items by offering formats dedicated to specific products or categories. On our core eBay.com websites, we have built specialized experiences for certain vertical formats, such as Daily Deals, Fashion, Motors (vehicles, parts and accessories), and Electronics. Our Daily Deals vertical offers a variety of products in multiple categories at discounted prices with free shipping. In our Fashion vertical we offer our Fashion Vault, Fashion Outlet and an application for mobile devices enabled with social media and email sharing functions. In our Motors vertical we offer users shopping tailored to their vehicles specifications, including the Tire Center and Wheel Center, among others. In our Electronics vertical, we offer user reviews, similar item listings, and instant sale feature to help users list and find items more easily.

StubHub is a leading marketplace for event tickets, enabling fans to buy and sell tickets to a large selection of sports, concert, theater and other live entertainment events. StubHub's online marketplace, dedicated solely to tickets, provides fans the ability to buy and sell their tickets in a safe, convenient and reliable environment. As of December 31, 2012, StubHub's partners included more than 70 professional and collegiate sports teams, organizations and venues from the NBA, NHL, MLB and NCAA. In December 2011, StubHub launched its first international website in the United Kingdom.

We are building services to help sellers offer goods, through both a traditional online experience and a mobile device, providing them with multiple channels for product distribution.

With the acquisitions of RedLaser and Milo, we are helping merchants offer their local inventory online and through mobile devices and helping consumers find what they are looking for at local stores. RedLaser allows consumers to scan the barcode on an item using their mobile device to find merchants offering that item for sale both online and offline in local stores, while Milo enables local inventory to be viewed online or on a mobile device. We plan to expand the functionality and use of these technologies and services to more merchants in 2013. In August 2012, we began testing eBay Now, a same-day delivery service for purchases from participating local stores in San Francisco. The eBay Now service is currently available to consumers in San Francisco and parts of New York City.

Our individual and merchant listings offers variety and choice.

With more than 350 million listings on all of our eBay.com platforms as of December 31, 2012, we offer consumers a broad range of listings across a wide number of categories. Our listings include new, refurbished and used products, common and rare items, and branded and unbranded products. As of December 31, 2012, there were approximately 110 branded Fashion Outlet stores on our eBay.com platform in the U.S., the U.K. Germany and Australia offering consumers new items at great prices.

We maintain high standards for trust, safety and customer service.

We have developed a number of features on our platforms in the areas of trust and safety (including our Feedback Forum, SafeHarbor Program, Verified Rights Owner Program, eBay Top Rated Seller (eTRS) and eBay Buyer Protection), customer support and value-added tools and services, as well as loyalty programs (for both buyers and sellers). These features are designed to make users more comfortable trading with unknown partners and completing transactions online or through mobile devices, as well as rewarding our top buyers and sellers for their loyalty.

Our eTRS program rewards qualifying sellers with fee discounts and improved search standing for qualifying listings. eTRS is currently available in the U.S., the U.K., Germany and Australia. Our eTRS sellers are given the opportunity to earn discounted fees and preferential search placements for their listings if they are able to maintain excellent customer service ratings with a minimum number of successful transactions over the last 12 months.  U.S. sellers are required to offer one-day handling and 14-day or longer returns with a money-back option benefit to be eligible for fee discounts. We believe sellers who fulfill these selling standards will help promote our goal of maintaining an online marketplace that is safe and hassle-free.

eBay Buyer Protection covers items purchased on our sites in the U.S., the U.K. and Germany through a qualifying payment method and protects most buyers with respect to items that are not received or are received but not as described in the listing. Some purchases, including most vehicles, are not covered. eBay Buyer Protection provides coverage for the purchase price of the item, plus original shipping costs, for a limited period of time from the original date of transaction, and includes a new, streamlined interface to help buyers and sellers navigate the process.

Payments

Our Payments segment has three primary payments brands: PayPal, which enables individuals and businesses to securely, easily and quickly send and receive payments online and through a broad range of mobile devices in approximately 190 markets worldwide; Bill Me Later, which enables U.S. merchants to offer, and U.S. consumers to obtain, credit at the point of sale for ecommerce and mobile transactions through Bill Me Later's relationship with a chartered financial institution; and Zong, acquired in August 2011, which enables users with a mobile phone to purchase digital goods and have the transactions charged to their phone bill. In 2011, we also acquired BillSAFE, a provider of payment services for online merchants in Germany that offer consumers the ability to pay for purchases upon receipt of an invoice after the item is received.

Our Payments solutions provide efficient payment and settlement capabilities for consumers and merchants on eBay websites, on other merchant websites and increasingly at offline retail locations. Our payment networks are designed to be simple, safe and secure and are built upon the existing global financial infrastructure to create global, real-time payment solutions. PayPal connects with more than 15,000 financial institutions around the world, and consumers can typically use their payment method of choice, no matter where the seller is located. Users of our PayPal payments solutions can engage in cross-border shopping, which can help merchants to increase sales volume by allowing them to sell to a global base of consumers.

We had more than 122 million and 106 million active registered accounts as of December 31, 2012 and 2011, respectively. The term active registered accounts means, as of a given date, all registered accounts that successfully sent or received at least one payment or payment reversal through the PayPal system within the prior 12 months or Bill Me Later accounts that are able to transact at that date and that have received a statement within the prior 12 months. Users may have more than one account with PayPal or Bill Me Later and therefore the number of active registered accounts may be greater than the number of underlying users.

Our PayPal payment processing solution is available both online and on mobile devices.

PayPal started as a payment solution for online transactions between consumers and merchants through a traditional online experience. With the growth of Internet-enabled mobile devices, PayPal is becoming a popular form of payment for mobile commerce. In 2012, PayPal's net total payment volume, or net TPV, for transactions using mobile devices reached nearly $14 billion, up from approximately $4 billion in 2011. PayPal's mobile products are designed to deliver an end-to-end mobile shopping experience in a safe and secure environment. PayPal's mobile checkout solutions offer a convenient and easy way for merchants to accept payments from mobile devices, and for consumers to pay, through a mobile-optimized user experience. Consumers with a PayPal account have the flexibility to pay without entering a credit card number or a billing and shipping address online or through their mobile devices. We define net TPV as total dollar volume of payments, net of payment reversals, successfully completed through our Payments networks, Bill Me Later and Zong during the applicable period, excluding PayPal's payment gateway business.

Our PayPal payment solution offers merchants an all-in-one payment processing solution.

An online merchant can typically open a standard PayPal account and begin accepting payments through PayPal within a few minutes.  Most online or mobile merchants are approved instantly.  Processing with PayPal does not require new specialized hardware.  It can also reduce the need for merchants to receive and store sensitive customer financial information.  PayPal does not charge merchants any setup fees and offers a standard service with no recurring monthly fees.

We offer consumers choice by providing a variety of funding mechanisms.

Consumers can fund their PayPal accounts and payments using PayPal in a variety of ways, including by credit card, debit card, electronic funds transfers from their bank account and through a PayPal balance if the buyer has previously received payments through PayPal or chosen to pre-fund a balance. We also provide a credit offering through our Bill Me Later service, which allows qualifying U.S. consumers to obtain a revolving line of credit at the point of sale from WebBank, a third-party chartered financial institution. Bill Me Later is not a chartered financial institution nor is it licensed to make loans in any state. Accordingly, Bill Me Later must rely on a bank or licensed lender to issue the Bill Me Later credit products and extend credit to customers. U.S. consumers may also be offered an opportunity to defer payments for purchases made using Bill Me Later. Under some promotional arrangements offered on select merchant sites, interest on such purchases can be deferred for as long as 18 months.

When a consumer makes a purchase using a Bill Me Later credit product issued by a chartered financial institution, the chartered financial institution extends credit to the consumer, funds the extension of credit at the point of sale and remits funds to the merchant. We subsequently purchase the receivables related to the consumer loans made by the chartered financial institution and, as a result of that purchase, bear the risk of loss in the event of loan defaults. Although the chartered financial institution continues to own each customer account, we own the related receivable and are responsible for all servicing functions related to the account. For information regarding risks related to our Bill Me Later business, see the information in “Item 1A: Risk Factors” under the captions "Bill Me Later's operations depend on lending services provided by an unaffiliated lender" and "Bill Me Later's operations expose us to additional risks."

We have embarked on plans to enable merchants to offer PayPal at offline retail locations.

In 2011, we began work on a PayPal point of sale payments solution for the U.S. and select European markets. In the U.S., this solution is intended to allow PayPal users who sign up for the service to use their PayPal accounts to make purchases at offline retail locations. We expect that users will be able to access their PayPal accounts through a PayPal Access Card, their mobile phone number and personal identification number (PIN), or a Near Field Communication-enabled device depending on what the retailer offers. This initiative is an important part of PayPal's strategy to provide a comprehensive payment solution for retailers both online and offline. We implemented the point of sale payments solution on a limited basis for select retailers in 2012, and expect to continue to roll out this product to additional retailers.

Our payments solutions offer leading fraud prevention and protection.

PayPal enables consumers to pay merchants quickly and easily without sharing sensitive financial information, such as credit card or debit card numbers. To make payments using PayPal, consumers need to disclose only their email addresses to merchants. The account-based nature of PayPal's network helps us to better detect and prevent fraud when funds enter, flow through and exit the PayPal network.

Bill Me Later accounts are most commonly opened on a U.S. merchant websites, including eBay.com, offering Bill Me Later as a payment method but can also be opened by U.S. consumers through a qualified PayPal account or at the Bill Me Later website.

When using Bill Me Later, qualified consumers need to provide only their name, address, birth date and the last four digits of their social security number. When using Zong, buyers need to input only their mobile phone number and respond to a text or email requiring them to approve the transaction.

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

GSI

Acquired by eBay in June 2011, GSI is a leading provider of ecommerce and interactive marketing services to enterprise clients that include some of the world's leading brands and retailers. GSI offers a broad suite of solutions designed to power merchants' online businesses and effectively integrate with their other sales channels. GSI's advanced technology, fulfillment, customer care and interactive marketing services are designed to enable its clients to elevate the consumer experience and cost-effectively sustain it over time.

GSI operates two business units: Global eCommerce Services, or GeC, and Global Marketing Services, or GMS. Each business unit offers products and services that complement the other, which allows for cross-selling opportunities. While GSI operates on a global basis, nearly all of its net revenues in 2012 were derived from its North American operations.

GSI enables companies to operate ecommerce businesses and to integrate their ecommerce businesses with other multi-channel retail offerings.

GSI sells its products and services on an individual basis and as bundled solutions. The GeC business unit serves enterprise clients that operate in general merchandise categories, including apparel, sporting goods, toys & baby, health & beauty and home. We refer to GSI clients as enterprise clients because GSI generally serves large, nationally recognized brand name companies. The GeC ecommerce suite is comprised of three principal services: Technology & Payments, Fulfillment & Freight and Customer Care.

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

GSI operates five ecommerce fulfillment centers in the U.S., one in Canada and one in the U.K., together encompassing over 3.4 million square feet. Within these facilities, GSI utilizes warehouse management systems and infrastructure to provide customized direct-to-consumer fulfillment solutions, including order management, real-time order status updates and reverse logistics services. Through scale and partnerships with leading freight providers, GSI offers clients favorable shipping rates and innovative freight programs, including its ShipQuik shipping program. Under this program, packages are presorted by customer zip code, which helps to shorten the time packages are in transit.

GSI Customer Care services provide retailers with integrated customer support for their online web stores.

Through three call centers in the U.S. and a network of customer support agents, plus one call center in the U.K., GSI provides customer care services for ecommerce via telephone, live chat and email. GSI combines proprietary and third-party technologies, including automatic call distribution, computer telephony integration, interactive voice response, email, workforce management, voice recording/monitoring and customer relationship management systems in the customer care platform. The U.K. call center offers customer care in multiple languages.

GMS provides retailers with extensive online marketing services

The GMS business unit is focused on providing comprehensive, industry-leading solutions designed to help clients acquire new customers, convert more website visitors into buyers, build customer loyalty and drive revenue across various channels. GMS offers a full-service digital agency, a brand-centric boutique agency, enterprise email marketing, database management, mobile advertising, affiliate marketing, online advertising display retargeting, and in-depth analytics capabilities.

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

Our GSI segment faces different competitors for each of its two business units. GSI seeks to compete on the basis of offering premium capabilities at attractive prices. Each of GSI's business units competes on a stand-alone basis with in-house solutions promoted and supported by internal departments, as well as technology and service providers that supply ecommerce solutions or components of ecommerce solutions (e.g., website and mobile platforms, customer care/call center services and fulfillment and logistics) and interactive marketing services, as the case may be. GSI also seeks to differentiate itself by cross-selling and bundling services to offer more attractive pricing and integrated implementations.

For more information regarding these risks, see the information in “Item 1A: Risk Factors” under the captions “Our industries are intensely competitive” and “We are subject to regulatory activity and antitrust litigation under competition laws.”

To compete effectively, we may need to expend significant resources in technology and marketing. These efforts may be expensive and could reduce our margins and have a material adverse effect on our business, financial position, operating results and cash flows and reduce the market price of our common stock. Despite our efforts to preserve and expand the size, diversity and transaction activity of our users and customers and to enhance the user experience, we may not be able to continue to manage our operating expenses or increase or maintain our revenue to avoid or reduce a decline in our consolidated net income or avoid a net loss.

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

Intellectual Property

We regard the protection of our intellectual property, including our trademarks (particularly those covering the eBay and PayPal names), patents, copyrights, domain names, trade dress and trade secrets as critical to our success. We aggressively protect our intellectual property rights by relying on federal, state and common law rights in the U.S. and internationally, as well as a variety of administrative procedures. We also rely on contractual restrictions to protect our proprietary rights in products and services. We have entered into confidentiality and invention assignment agreements with our employees and contractors and nondisclosure agreements with parties with whom we conduct business to limit access to and disclosure of our proprietary information.

We pursue the registration of our domain names, trademarks, and service marks in the U.S. and internationally. Additionally, we have filed U.S. and international patent applications covering certain aspects of our proprietary technology. Effective trademark, copyright, patent, domain name, trade dress and trade secret protection is very expensive to maintain and may require litigation. We must protect our intellectual property rights and other proprietary rights in an increasing number of jurisdictions, a process that is expensive and time consuming and may not be successful.

We have registered our core brands as trademarks and domain names in the U.S. and a large number of other jurisdictions and have in place an active program to continue to secure trademarks and domain names that correspond to our brands in markets of interest. If we are unable to protect our trademarks or domain names, we could be adversely affected in any jurisdiction in which our trademarks or domain names are not registered or protected. We have licensed in the past, and expect to license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to others.

Third parties have from time to time claimed, and others will likely claim in the future, that we have infringed their intellectual property rights. We are typically involved in a number of such legal proceedings at any time. Please see the information in “Item 3: Legal Proceedings” and in “Item 1A: Risk Factors” under the captions "The listing or sale by our users of pirated or counterfeit items may harm our business," "We are subject to patent litigation" and "We may be unable to protect or enforce our own intellectual property rights adequately.”

Employees

As of December 31, 2012, we employed approximately 31,500 people globally including approximately 1,500 temporary employees. Approximately 20,500 of our employees were located in the U.S.

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

Item 1A: RISK FACTORS

Risk Factors That May Affect Results of Operations and Financial Condition

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations and cash flows, as well as the trading price of our common stock and debt offerings.

Our operating results have varied on a quarterly basis during our operating history. Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our operating results include risks described elsewhere in this section and the following:

•
general economic conditions, including the possibility of a prolonged period of limited economic growth or possible economic decline in the U.S. and Europe; adverse effects of the ongoing sovereign debt crisis in Europe, including increased Euro currency exchange rate volatility, the negative impact of the crisis and related austerity measures on European economic growth, potential negative spillover effects to the rest of the world, the “contagion” risk of the crisis spreading to additional countries in Europe, the possibility that one or more countries may leave the Euro zone and re-introduce their individual currencies, and, in more extreme circumstances, the possible dissolution of the Euro currency; the possibility of greater austerity in the U.S. due to, among other factors, automatic sequesters, failure to raise the “debt ceiling,” or other related actions (or failure to take actions) by the U.S. Congress and executive branch and, more generally, the impact of uncertainty regarding the fiscal policy of the U.S. government; disruptions to the credit and financial markets in Europe, the U.S., and elsewhere; contractions or limited growth in consumer spending or consumer credit; and adverse economic conditions that may be specific to the Internet, ecommerce and payments industries;

•	our ability to manage the rapid shift from online commerce and payments to mobile and multi-channel commerce and payments;

•
our ability to improve the quality of the user experience on our websites and through mobile devices (including our customer support in the event of a problem) in light of the improved quality generally of the user experience offered by competitive merchants;

•
our ability to upgrade and develop our systems (including the migration to GSI's new technology platform and our need to “replatform” our base PayPal technology), infrastructure and customer service capabilities to accommodate growth and to improve the functionality and reliability of our websites and services at a reasonable cost while maintaining 24/7 operations;

•
the primary and secondary effects of previously announced and possible future changes to our pricing, products and policies, including, among other changes, restrictions or holds on payments made to certain sellers or in connection with certain transactions; changes to our dispute resolution process; upgrades to eBay checkout services, including the introduction of an eBay shopping cart/basket that enables buyers to add items from multiple sellers and pay in a single checkout; changes to our fee structure, including new requirements to qualify for “eBay Trusted Seller” discounts; changes to the design, navigation and functionality of the eBay.com website, including a redesigned homepage, a new “eBay Feed” that allows users to establish a personalized feed of items on their homepage and the display of larger images and product information; changes to the checkout process, including the ability for users to connect their eBay and PayPal accounts more easily; and other products and features through which we are increasingly intermediating more aspects of transactions between buyers and sellers using our platforms;

•
our ability to retain an active user base, attract new users, and encourage existing users to list items for sale and purchase items through our websites and mobile platforms, or use our payment services, especially when consumer spending is weak;

•
consumer confidence in the safety and security of transactions using our websites and technology (including through mobile devices) and the effect of any changes in our practices and policies or of any events on such confidence;

•	our ability to manage the costs of and administer our user protection programs;

•
our ability to comply with existing and new laws and regulations as we expand the range and geographical scope of our products and services and as we grow larger, including those laws and regulations discussed below under the caption “If our Payments business is found to be subject to or in violation of any laws or regulations, including those governing money transmission, electronic funds transfers, money laundering, terrorist financing, sanctions, consumer protection, banking and lending, it could be subject to liability, licensure and regulatory approval and may be forced to change its business practices”;

•
new laws or regulations (such as those that may stem from the proposed Anti-Counterfeiting Trade Agreement (ACTA) and Trans-Pacific Partnership Agreement (TPP), the European Consumer Rights Directive and the proposed revisions to the European Data Protection Directive) and interpretations of existing laws or regulations, including national court interpretations of the European Court of Justice's decision in the L'Oréal case (see “Item 3: Legal Proceedings” below), that impose liability on us for the actions of our users or otherwise harm our business models, especially as we become more actively involved in various aspects of transactions on our platforms;

•	regulatory and legal actions imposing obligations on our businesses or our users, including the injunction related to certain cosmetic and perfume brands (see “Item 3: Legal Proceedings” below);

•
the impact on PayPal or Bill Me Later of regulations enacted pursuant to new laws regulating financial institutions, including the Dodd-Frank Wall Street Reform and Consumer Protection Act in the U.S., or the Dodd-Frank Act;

•	our ability to manage the costs of compliance with existing and new laws and regulations that affect our businesses;

•	the volume, velocity, size, timing, monetization, and completion rates of transactions using our websites or technology;

•
our ability to reduce the loss of active buyers and sellers and increase activity of the users of our Marketplaces business, especially with respect to our top buyers and sellers, and increase activity of PayPal account holders, particularly in our merchant services business;

•
our ability to develop product enhancements, programs, and features on different platforms and mobile devices at a reasonable cost and in a timely manner, including our initiatives to make PayPal solutions available at the retail point of sale;

•	changes to our use of advertising on our sites;

•
the actions of our competitors, including the introduction of new stores, channels, sites, applications, services, products and functionality, or changes to the provision of services important to our success, including Internet search and access to smartphones through operating systems;

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

•
continued consumer acceptance of the Internet and of mobile devices as a medium for commerce and payments in the face of increasing publicity about data privacy issues, including breaches, fraud, spoofing, phishing, viruses, spyware, malware and other dangers; and

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

The growth of Internet users is slowing in many countries where we have a significant presence. As our growth rates in established markets slow, we will increasingly need to focus on keeping existing Marketplaces users (especially our top buyers and sellers) and PayPal account holders (especially in our merchant services business) active and increasing their activity level on our websites and mobile platforms and their use of our payment services, respectively, in order to continue to grow those businesses. The growth of Internet users is accelerating in some countries and regions where we do not have a significant presence (e.g., Brazil/Latin America, Russia, China and certain developing countries in which we do not have a meaningful (or, in some cases, any) domestic business). If we are unable to establish our businesses and drive adoption of our services in such markets, our future growth would be negatively impacted.

Our Marketplaces business continues to face increased competitive pressure online and offline. In particular, the competitive norm for, and the expected level of service from, Internet ecommerce and mobile commerce has significantly increased, due to, among other factors, improved user experience, greater ease of buying goods, lower (or no) shipping costs, faster shipping times and more favorable return policies. If we are unable to change our services in ways that reflect the changing demands of the Internet ecommerce and mobile commerce marketplaces, particularly the higher growth of sales of fixed-price items and higher expected service levels (some of which depend on services provided by sellers on our platforms), our business will suffer.

We regularly announce changes to our Marketplaces business intended to drive more sales and improve seller efficiency and buyer experiences and trust. Some of the changes that we have announced to date have been controversial with, and led to dissatisfaction among, our sellers, and additional changes that we announce in the future may also be negatively received by some of our sellers. This may not only impact the supply of items listed on our websites, but because many sellers also buy from our sites, it may adversely impact demand as well. Given the number of recent changes that we have made and continue to make to our policies and pricing, it may take our sellers some time to fully assess and adjust to these changes, and sellers may elect to reduce volume on our sites while making such assessments and adjustments or in response to these changes. If any of these changes cause sellers to move their business (in whole or in part) away from our websites or otherwise fail to improve gross merchandise volume or the number of successful listings, our operating results and profitability will be harmed.

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

Our Marketplaces, Payments and GSI ecommerce services businesses are dependent on consumer purchases, and our GSI business is also impacted by the offline businesses of our GSI clients. The economic downturn resulted in reduced buyer demand and reduced selling prices, and the slow recovery and possible impact of automatic sequesters or a failure to raise the “debt ceiling” in the U.S., as well as the impact of the sovereign debt crisis and resulting austerity measures in Europe, may reduce the volume and prices of purchases on our Marketplaces platforms, the volume and prices of transactions paid for using our Payment services and the online and offline businesses of our GSI clients, which would adversely affect our business. These macroeconomic factors could also have a negative and adverse impact on companies with which we do business, which in turn could have an adverse effect on our business.

We are exposed to fluctuations in currency exchange rates and interest rates.

Because we generate a majority of our revenues outside the U.S. but report our financial results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. In connection with its multi-currency service, PayPal fixes exchange rates twice per day, and may face financial exposure if it incorrectly fixes the exchange rate or if exposure reports are delayed. Given that PayPal also holds some corporate and customer funds in non-U.S. currencies, its financial results are affected by the translation of these non-U.S. currencies into U.S. dollars. In addition, the results of operations of many of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions will result in increased revenues, operating expenses and net income. Similarly, if the U.S. dollar strengthens against foreign currencies, our translation of foreign currency denominated transactions will result in lower net revenues, operating expenses and net income. If the U.S. dollar strengthens against major European currencies (e.g., the Euro and British pound) due to the ongoing sovereign debt crisis in Europe, worsening economic conditions or for any other reasons, our revenues and operating results would be adversely impacted. For the year ended December 31, 2012, foreign currency movements relative to the U.S. dollar negatively impacted our net revenues of $14.1 billion by approximately $206 million (net of a $44 million positive impact from hedging activities included in PayPal's net revenue) compared to the prior year. As exchange rates vary, net revenues and other operating results, when translated, may differ materially from expectations. In particular, to the extent the U.S. dollar strengthens against the Euro, British pound, Korean won, Australian dollar or Canadian dollar, our foreign revenues and profits will be reduced as a result of these translation adjustments. While from time to time we enter into transactions to hedge portions of our foreign currency translation exposure, it is impossible to predict or completely eliminate the effects of this exposure. In addition, to the extent the U.S. dollar strengthens against the Euro, the British pound, the Australian dollar or other currencies, cross-border trade related to purchases of dollar-denominated goods (or goods from those Asia-Pacific countries whose currencies tend to follow the dollar) by non-U.S. purchasers will likely decrease, and that decrease will likely not be offset by a corresponding increase in cross-border trade involving purchases by U.S. buyers of goods denominated in other currencies, which would adversely affect our business.

In addition, we face exposure to fluctuations in interest rates. Relatively low interest rates have continued to limit our investment income, including income we earn on PayPal customer balances.

Bill Me Later's operations depend on lending services provided by an unaffiliated lender.

In November 2008, we acquired Bill Me Later, a company that facilitates credit services offered by an unaffiliated bank. Bill Me Later is neither a chartered financial institution nor is it licensed to make loans in any state. Accordingly, Bill Me Later must rely on a bank or licensed lender to issue the Bill Me Later credit products and extend credit to customers to offer the Bill Me Later service. Currently, when a consumer makes a purchase using a Bill Me Later credit product, the chartered financial institution extends credit to the consumer, funds the extension of credit at the point of sale and advances funds to the merchant. We subsequently purchase the receivables related to the consumer loans made by the chartered financial institution and, as a result of the purchase, bear the risk of loss in the event of loan defaults. Although the chartered financial institution continues to own each customer account, we own the related receivable and Bill Me Later is responsible for all servicing functions related to the account.

In September 2010, WebBank became the issuer of the Bill Me Later credit products. WebBank is an industrial bank chartered by the State of Utah. Any termination or interruption of WebBank's ability to lend could result in our being unable to originate any new transactions for the Bill Me Later service, which would require us to either reach a similar arrangement with another chartered financial institution, which, if possible at all, may not be available on favorable terms, or to obtain our own bank charter, which would be a time-consuming and costly process and would subject us to a number of additional laws and regulations, compliance with which would be burdensome.

In 2010, a lawsuit was filed against Bill Me Later, PayPal and eBay in the U.S. District Court for the Northern District of California, alleging that in its relationship with the chartered financial institution, Bill Me Later is acting as the true lender to customers in violation of various California laws, including the state's usury law. The court dismissed the usury claims in December 2010, but breach of contract and other claims remain. WebBank requested to intervene in the action and has been added as a party to the action, and in October 2011, the court transferred the case to the U.S. District Court for the District of Utah. The Utah Court allowed plaintiffs the opportunity to amend the complaint; the complaint was amended and plaintiffs re-alleged the usury claims that were previously dismissed. We and WebBank have filed a motion to dismiss the lawsuit. A hearing on the motion was held by the court in September 2012. We believe that plaintiffs' allegations are without merit and intend to defend ourselves vigorously. However, this area of law is uncertain and if the lawsuit is successful, Bill Me Later may be required to change its methods of operations, pay very substantial damages and reduce some of its charges and fees, which would adversely affect our business.

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

While PayPal currently allows its customers with credit cards to send payments from approximately 190 markets, PayPal only allows customers in 110 of those markets (including the U.S.) to receive payments, in some cases with significant restrictions on the manner in which customers can withdraw funds. These limitations may affect PayPal's ability to grow in these markets. Of the markets whose residents can use the PayPal service, 31 (27 countries plus four French overseas departments) are members of the European Union, or EU. Since 2007, PayPal has provided localized versions of its service to customers in the EU through PayPal (Europe) S.à r.l. et Cie, SCA, a wholly-owned subsidiary of PayPal that is licensed and subject to regulation as a bank in Luxembourg by the Commission de Surveillance du Secteur Financier (CSSF). Accordingly, PayPal (Europe) is subject to significant fines or other enforcement action if it violates the disclosure, reporting, anti-money laundering, capitalization, funds management, corporate governance, information security, sanctions or other requirements imposed on Luxembourg banks. Any fines or other enforcement actions imposed by the Luxembourg regulator could adversely affect PayPal's business. PayPal (Europe) implements its localized services in EU countries through a “passport” notification process through the Luxembourg regulator to regulators in other EU member states pursuant to EU Directives, and has completed the “passport” notification process in all EU member countries. The regulators in these countries could notify PayPal (Europe) of local consumer protection laws that apply to its business, in addition to Luxembourg consumer protection law, and could also seek to persuade the Luxembourg regulator to order PayPal (Europe) to conduct its activities in the local country through a branch office. These or similar actions by these regulators could increase the cost of, or delay, PayPal's plans for expanding its business in EU countries. In addition, national interpretations of regulations implementing the EU Payment Services Directive, which established a new regulatory regime for payment services providers in 2009, may be inconsistent, which could make compliance more costly and operationally difficult to manage.

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

In Australia, PayPal serves its customers through PayPal Australia Pty. Ltd., which is licensed by the Australian Prudential Regulatory Authority as a purchased payment facility provider, which is a type of authorized depository institution. Accordingly, PayPal Australia is subject to significant fines or other enforcement action if it violates the disclosure, reporting, anti-money laundering, capitalization, corporate governance or other requirements imposed on Australian depository institutions. In China, PayPal is affiliated with Shanghai Wangfuyi Information Technology Ltd., which is licensed as an Internet Content Provider and operates a payments service only for Chinese customers and only for transactions denominated in Chinese currency. The People's Bank of China (PBOC) has enacted regulations to establish a new type of license, called a Payment Clearing Organization (PCO) license, which will be required for non-bank payment services. The PBOC regulations leave unclear whether a foreign-owned company such as PayPal can control or invest in a Payment Clearing Organization, and whether Wangfuyi or PayPal's wholly-owned subsidiary in China would be eligible to obtain a PCO license. Nonetheless, PayPal applied for such a license.

To date, PayPal has obtained licenses to operate as a money transmitter in 45 U.S. states, the District of Columbia and Puerto Rico. PayPal is also licensed as an escrow agent in one U.S. state. PayPal is applying for money transmitter licenses in two additional states to facilitate its planned offering of payment services at the retail point of sale. The two remaining U.S. states where PayPal has not applied for a license do not currently regulate money transmitters. As a licensed money transmitter, PayPal is subject to restrictions on its investment of customer funds, reporting requirements, bonding requirements, and inspection by state regulatory agencies. If PayPal were found to be in violation of money services laws or regulations, PayPal could be subject to liability and/or additional restrictions, forced to cease doing business with residents of certain states, forced to change its business practices, or required to obtain additional licenses or regulatory approvals that could impose a substantial cost on PayPal. Any change to PayPal's business practices that makes the service less attractive to customers or prohibits its use by residents of a particular jurisdiction could also decrease the velocity of trade on eBay and websites operated by GSI's clients that accept PayPal as a form of payment, which would further harm our business.

In 2012, PayPal's California regulator, the California Department of Financial Institutions (DFI), notified PayPal that PayPal's practice of holding the funds underlying U.S. customer balances as an agent on behalf of its customers, rather than as owner of those funds, meant that PayPal could not treat those funds as liquid assets for purposes of the liquidity rules applicable to California money transmitter licensees.  Based on change to our U.S. PayPal user agreement effective November 1, 2012, PayPal began holding U.S. customer balances as direct claims against PayPal, rather than as an agent or custodian on behalf of such PayPal customers. As a result, effective November 1, 2012, all U.S. PayPal customer balances, which were previously reported as off-balance sheet, have been reflected as assets in our consolidated balance sheet under "Funds receivable and customer accounts," with an associated liability under "Funds payable and amounts due to customers." In addition, this change disqualified the customer balances from pass-through FDIC insurance and resulted in U.S. PayPal customers becoming general creditors of PayPal with respect to such customer balances. This change could also result in decreased revenue to PayPal if it decides to shift the funds from interest-bearing deposit accounts to securities that bear lower interest rates or non-interest bearing deposit accounts. For additional information, please see “Part II - Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Off-Balance Sheet Arrangements,” below.

In markets other than the U.S., the EU, Australia, the China domestic business and Brazil, PayPal serves its customers through PayPal Private Ltd., a wholly-owned subsidiary of PayPal that is based in Singapore. PayPal Private Ltd. is regulated in Singapore as a stored value issuer. In many of these markets, it is not clear whether PayPal's Singapore-based service is subject only to Singaporean law or, if it were subject to local laws, whether such local law would require a payment processor like PayPal to be licensed as a bank or financial institution or otherwise. In such markets, the business may rely on partnerships with local banks to process payments and conduct foreign exchange in local currency. Local regulators who do not have direct jurisdiction over Singapore-based PayPal Private Ltd. may use their local regulatory power to slow or halt payments to local merchants conducted through the local banking partner. Such regulatory actions impacting local banking partner arrangements could impose substantial costs and involve considerable delay to the provision or development of PayPal services in that market, or could prevent PayPal from providing any services in a given market. For example, in January 2010, the Reserve Bank of India directed the Indian affiliate of PayPal's processing bank to suspend withdrawals to the Indian bank accounts of PayPal customers for both personal and business customers for a period of time. As a result, PayPal ended personal non-commercial payments to and from Indian accounts and the ability of Indian sellers to spend payments they receive, and also stopped offering certain commercial payments between Indian buyers and Indian sellers. In November 2010, the Reserve Bank of India issued guidelines to Indian banks on the requirements for processing export-related transactions for online payment gateway service providers such as PayPal, including a limitation on the amount of individual transactions to no more than $500 (increased in October 2011 to $3,000). The Reserve Bank recently approved an application by PayPal's bank in India which would permit PayPal to process domestic Indian transactions, subject to a number of conditions. The Reserve Bank may again impose a suspension if it is not satisfied with PayPal's and its partner bank's actions to comply with these guidelines. In the event of any non-compliance, PayPal could be subject to fines from the Reserve Bank, and PayPal's prospects for future business in India, both cross-border and domestic, could be materially and adversely affected.

Even if PayPal is not currently required to be licensed in some jurisdictions, future localization or targeted marketing of PayPal's service or expansion of the financial products offered by PayPal (whether alone, through a commercial alliance or through an acquisition) in those countries could subject PayPal to additional licensure requirements, laws and regulations and increased regulatory scrutiny, which may harm PayPal's business. For example, PayPal will be required to obtain a license in Russia to expand its services there, and has applied for such a license. Even if PayPal does not expand its services in the countries it serves, changes in the laws of those countries could also require us to obtain new licenses or submit new registrations. For example, PayPal has recently submitted applications for licenses in Hong Kong and in the Canadian province of Quebec. There can be no assurance that PayPal will be able to obtain such licenses. Even if PayPal were able to obtain such licenses. There are substantial costs involved in maintaining such licenses, and PayPal would be subject to fines or other enforcement action if it violates disclosure, reporting, anti-money laundering, capitalization, corporate governance or other requirements of such licenses. These factors could impose substantial additional costs and involve considerable delay to the provision or development of PayPal's products. Delay or failure to receive such a license or regulatory approval could require PayPal to change its business practices or features in ways that would adversely affect PayPal's expansion plans or force PayPal to suspend providing products and services to customers in one or more countries. Several other countries (for example, Turkey and Hong Kong) are also contemplating introducing e-payments laws and licensing regimes that would be applicable to PayPal's business.

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

Several countries in which PayPal is regulated, including Australia, Japan, Luxembourg, and Singapore, have implemented new anti-money laundering and counter-terrorist financing laws and regulations, and PayPal has had to make changes to its procedures in response. In November 2009, the Australian anti-money laundering and counter-terrorist financing regulator (AUSTRAC) accepted an enforceable undertaking from PayPal Australia pursuant to which PayPal Australia agreed, among other things, to appoint an independent auditor to assess PayPal Australia's anti-money laundering compliance policies and procedures and issue a report identifying any unremediated deficiencies accompanied by a plan by PayPal to remedy any such deficiencies. Pursuant to the remediation plan submitted by PayPal Australia and accepted by AUSTRAC, PayPal Australia was required to invest in significant improvements to its anti-money laundering and counter-terrorist financing systems, policies and operations. As PayPal continues to localize its services in additional jurisdictions, it could be required to meet standards similar to or more burdensome than those in Australia. The European Commission has also announced a consultation process to consider revisions to the European Anti-Money Laundering Directive. These requirements could impose significant costs on PayPal, cause delay to other planned product improvements, make it more difficult for new customers to join its network and reduce the attractiveness of its products.

Although there have been no definitive interpretations to date, PayPal has taken actions as though its service is subject to the Electronic Fund Transfer Act and Regulation E of the U.S. Federal Reserve Board. Under such regulations, among other things, PayPal is required to provide advance disclosure of changes to its service, to follow specified error resolution procedures and to reimburse consumers for losses from certain transactions not authorized by the consumer. PayPal seeks to pass most of these losses on to the relevant merchants, but PayPal incurs losses if the merchant does not have sufficient funds in its PayPal account. Additionally, even technical violations of these laws can result in penalties of up to $1,000 for each non-compliant transaction or up to $500,000 per violation in any class action, and we could also be liable for plaintiffs' attorneys' fees. In the second quarter of 2010, two putative class-action lawsuits (Devinda Fernando and Vadim Tsigel v. PayPal, Inc. and Moises Zepeda v. PayPal, Inc.) were filed in the U.S. District Court for the Northern District of California. These lawsuits contain allegations related to violations of aspects of the Electronic Fund Transfer Act and Regulation E and violations of a previous settlement agreement related to Regulation E, and/or allege that PayPal improperly held users' funds or otherwise improperly limited users' accounts. These lawsuits seek damages as well as changes to PayPal's practices, among other remedies. A determination that there have been violations of the Electronic Fund Transfer Act, Regulation E or violations of other laws relating to PayPal's practices could expose PayPal to significant liability. Any changes to PayPal's practices resulting from these lawsuits could require PayPal to incur significant costs and to expend substantial resources, which could delay other planned product launches or improvements and further harm our business.

In January 2012, the Consumer Financial Protection Bureau finalized new rules under Regulation E, mandated by the Dodd-Frank Act, which will require PayPal, starting in 2013, to provide additional disclosures, error resolution rights and cancellation rights to U.S. consumers who make international remittance payments. These new requirements could increase our costs of processing international payments and adversely affect our business.

Our Bill Me Later service is similarly subject to a variety of laws and regulations. Although we do not originate loans under the Bill Me Later service, we do purchase receivables related to the consumer loans extended by the bank which originates them. One or more jurisdictions may conclude that the eBay company which purchases those receivables is a lender or money transmitter or loan broker, which could subject us to liability or regulation in such jurisdictions. As described under the caption “Bill Me Later's operations depend on lending services provided by an unaffiliated lender” above, a lawsuit pending against Bill Me Later in the U.S. District Court for the District of Utah alleges that in its relationship with the former issuer of the Bill Me Later credit products, Bill Me Later was acting as the true lender to customers in violation of various California laws, including the state's usury law. Additionally, federal regulators could mandate changes to the relationship between us and the issuing bank of the Bill Me Later credit products. Any termination or interruption of the issuing bank's lending services to consumers could result in an interruption of Bill Me Later services, as described under the caption “Bill Me Later's operations depend on lending services provided by an unaffiliated lender” above.

Given that our Payments business is subject to regulations in the manner described above, any determination that we have not properly complied with laws and regulations or any instances in which we are criminally indicted or found to have violated a criminal statute or regulation could adversely impact our regulatory status and our ability to offer our products and services in one or more jurisdictions, which would harm our business.

Changes to payment card networks or bank fees, rules, or practices could harm PayPal's business.

PayPal does not directly access payment card networks, such as Visa and MasterCard, which enable PayPal's acceptance of credit cards and debit cards (including some types of prepaid cards). As a result, PayPal must rely on banks or other payment processors to process transactions, and must pay fees for this service. From time to time, payment card networks have increased, and may increase in the future, the interchange fees and assessments that they charge for each transaction using one of their cards. For example, MasterCard has recently announced a new Staged Digital Wallet Operator Annual Network Access Fee which would apply to many of PayPal's transactions if the buyer uses a MasterCard to fund their payment, and will be collected starting in June 2013. PayPal's payment card processors have the right to pass any increases in interchange fees and assessments on to PayPal as well as increase their own fees for processing. Changes in interchange fees and assessments could increase PayPal's operating costs and reduce its profit margins. In addition, in some jurisdictions, governments have required Visa and MasterCard to reduce interchange fees, or have opened investigations as to whether Visa or MasterCard's interchange fees and practices violate antitrust law. In the U.S., the Dodd-Frank Act enacted in 2010 authorizes the Federal Reserve Board to regulate debit card interchange rates and debit card network exclusivity provisions, and in June 2011, the Federal Reserve Board issued a final rule capping debit card interchange fees at significantly lower rates than Visa or MasterCard previously charged. Any material reduction in credit or debit card interchange rates in the U.S. or other markets could jeopardize PayPal's competitive position against traditional credit and debit card processors, although it would also lower PayPal's costs. While the regulations adopted by the Federal Reserve Board in June 2011 do not treat PayPal as a “payment card network,” future changes to those regulations or to PayPal's business could potentially cause PayPal to be treated as a payment card network, which could subject PayPal to additional regulation and require PayPal to change its business practices, which could reduce PayPal's revenue and adversely affect PayPal's business.

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

PayPal is also required to comply with payment card networks' special operating rules for Internet payment services. PayPal and its payment card processors have implemented specific business processes for merchant customers in order to comply with these rules, but any failure to comply could result in fines, the amount of which would be within the payment card networks' discretion. PayPal also could be subject to fines from payment card networks if it fails to detect that merchants are engaging in activities that are illegal or that are considered “high risk,” primarily the sale of certain types of digital content. For “high risk” merchants, PayPal must either prevent such merchants from using PayPal or register such merchants with payment card networks and conduct additional monitoring with respect to such merchants. PayPal has incurred fines from its payment card processors relating to PayPal's failure to detect the use of its service by “high risk” merchants. The amount of these fines has not been material, but did increase in 2012 compared to prior years. Any additional fines in the future would likely be for larger amounts, could become material and could result in a termination of PayPal's ability to accept payment cards or changes in PayPal's process for registering new customers, which would seriously damage PayPal's business. PayPal's new retail point of sale solution and PayPal Here product are also subject to payment card network operating rules, which may negatively impact their deployment, particularly internationally.

Similarly, consumers of the websites operated by GSI's clients typically pay for purchases by payment card or similar payment method. Accordingly, our GSI ecommerce services business faces risks similar to the risks described above for PayPal.

The listing or sale by our users of pirated or counterfeit items may harm our business.

We have received in the past, and we anticipate receiving in the future, communications alleging that certain items listed or sold through our service by our users infringe third-party copyrights, trademarks and trade names, or other intellectual property rights. See “Item 3: Legal Proceedings” below. Although we have sought to work actively with the owners of intellectual property rights to eliminate listings offering infringing items on our websites, some rights owners have expressed the view that our efforts are insufficient. Content owners and other intellectual property rights owners have actively asserted their purported rights against online companies, including eBay. Allegations of infringement of intellectual property rights have resulted in threatened and actual litigation against us from time to time by rights owners, including litigation brought by luxury brand owners such as Tiffany & Co. in the U.S.; Rolex S.A. and Coty Prestige Lancaster Group GmbH in Germany; Louis Vuitton Malletier and Christian Dior Couture in France; and L'Oréal SA, Lancôme Parfums et Beauté & Cie and Laboratoire Garnier & Cie in several European countries. The plaintiffs in these cases seek to hold eBay liable for alleged counterfeit items listed on our sites by third parties; for “tester” and other consumer products labeled in a manner to prevent resale and for unboxed and other allegedly nonconforming products in each case listed on our sites by third parties; for the alleged misuse of trademarks or copyrights in listings or otherwise on our sites and in connection with paid search advertisements; for alleged violations of selective distribution channel laws or parallel import laws for listings of authentic items; and for alleged non-compliance with consumer protection laws. Such plaintiffs seek, among other remedies, injunctive relief and damages. In the aggregate, these suits could result in significant damage awards and injunctions that could, individually or in the aggregate, adversely affect our business. There are approximately 37,000 rights owners in our verified rights owner (VeRO) program, and each rights owner has anywhere from one to several hundred brands. Statutory damages for copyright or trademark violations could range up to $150,000 per copyright violation and $2,000,000 per trademark violation in the U.S., and may be even higher in other jurisdictions. These and similar suits may force us to modify our business practices, which could lower our revenue, increase our costs or make our websites and mobile platforms less convenient to our customers, which could materially harm our business. In addition, rights owners have aggressively sought to reduce the applicability of limitations to intellectual property rights such as copyright exhaustion and the first sales doctrine in cases such as Vernor v. Autodesk Inc. (Ninth Circuit Court of Appeals) and Wiley v. Kirtsaeng (pending before the U.S. Supreme Court). To the extent the scope or applicability of such doctrines is limited or narrowed, the supply of goods available for resale on our sites may be adversely affected.

In addition to litigation from rights owners, we may be subject to regulatory, civil or criminal proceedings and penalties if governmental authorities believe we have aided and abetted in the sale of counterfeit goods. While we have had some early success in defending against such litigation, more recent cases have been based, at least in part, on different legal theories than those of earlier cases, and there is no guarantee that we will continue to be successful in defending against such litigation. Plaintiffs in recent cases have argued that we are not entitled to safe harbors under the Digital Millennium Copyright Act in the U.S. or as a hosting provider in the European Union under the Electronic Commerce Directive because of the alleged active nature of our involvement with our sellers, and that whether or not such safe harbors are available, we should be found liable because we supposedly have not adequately removed listings that are counterfeit or are authentic but allegedly violate trademark or copyright law or effectively suspended users who have created such listings. While we do not believe the European Court of Justice decision in the L'Oréal case (see “Item 3: Legal Proceedings” below) changes the standard for hosting immunity under the Electronic Commerce Directive, rights owners in European jurisdictions have asserted that our degree of participation in the transaction should cause us to be unable to take advantage of the hosting immunity exception. Final resolution of this issue has been left to the national courts of countries in the European Union. We believe that the legal climate, especially in Europe, is becoming more adverse to our positions, which may require us to take actions which could lower our revenues, increase our costs, or make our websites and mobile platforms less convenient to our customers, which could materially harm our business. In addition, public perception that counterfeit or pirated items are commonplace on our sites, even if factually incorrect, would damage our reputation, lower the price our sellers receive for their items and damage our business.

We are continuously seeking to improve and modify our efforts to eliminate counterfeit and pirated items through ongoing business initiatives designed to reduce bad buyer experiences and improve customer satisfaction and by responding to new patterns we are seeing among counterfeiters and others committing fraud on our users. Increased intermediation of transactions between buyers and sellers, which we generally refer to as our Managed Marketplace initiatives, intended to achieve those goals may result in us being unable to rely, to the same extent that we have in the past, on hosting immunity and other secondary liability safe harbors when sued by users and rights owners over actions taken on our site by our users. While we are taking steps to mitigate this impact on our safe harbor defenses, we may be subject to more intellectual property litigation and may lose more cases as a result of these business model changes, which would adversely affect our business.

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

In addition, new laws have been proposed regulating Internet companies with respect to intellectual property issues. For example, ACTA and TPP are trade agreements that include international standards for enforcing intellectual property rights, including provisions regarding counterfeit goods and online piracy. The European Commission is considering revising the Intellectual Property Enforcement Directive, which could potentially increase our exposure to enforcement actions from rights owners. Implementation of these or similar laws could require us to change our business practices, increase our compliance costs and harm our business. Rights owners have also increasingly gone into U.S. courts and obtained injunctions requiring PayPal to cease handling transactions for named websites and third parties (in most cases located outside the U.S.) and to hold the funds of such parties pending judicial resolution of such rights owners' claims against such parties, which disrupts the relationship between PayPal and such parties and, if such parties sell on our Marketplaces platforms, could also adversely affect our Marketplaces business.

We are subject to patent litigation.

We have repeatedly been sued for allegedly infringing other parties' patents. We are a defendant in a number of patent suits and have been notified of several other potential patent disputes. We expect that we will increasingly be subject to patent infringement claims involving various aspects of our Marketplaces, Payments and GSI segments as our products and services continue to expand in scope and complexity (e.g., our mobile, local, social and digital initiatives); as we expand into new businesses, including through acquisitions; and as the universe of patent owners who may claim that we, companies that we have acquired, or our customers (including GSI clients) infringe their patents and the aggregate number of patents controlled by such patent owners correspondingly increases. Such claims may be brought directly against our companies and/or against our customers, including GSI clients, whom we may indemnify either because we are contractually obligated to do so or as a business matter. We and other technology companies have seen more of these claims from an increasing number of third parties whose sole or primary business is to assert such claims. In addition, we have seen significant patent disputes between operating companies in some technology industries (e.g., mobile telephony). Patent claims, whether meritorious or not, are time consuming and costly to defend and resolve, and could require us to make expensive changes in our methods of doing business, enter into costly royalty or licensing agreements, or cease conducting certain operations, which would harm our business.

Use of our services for illegal purposes could harm our business.

We may be unable to prevent our users from selling unlawful or stolen goods or unlawful services, or selling goods or services in an unlawful manner, and we (including our employees and directors of our various entities) may be subject to allegations of civil or criminal liability for unlawful activities carried out by users through our services. We have been subject to several lawsuits based upon such allegations. In Turkey, local prosecutors and courts are investigating our liability for allegedly illegal actions by users of our Turkish Marketplaces business (GittiGidiyor.com). In accordance with local law and custom they are considering indicting, and have in some cases already indicted, one or more members of the board of directors of our local Turkish subsidiary. We believe that the relevant Turkish ecommerce and criminal laws protect our local directors from being held personally liable for the activities of GittiGidiyor’s users, and intend to defend vigorously against any such actions. In August 2012, we were informed that U.S. listings of footwear with religious imagery were visible on our local Indian site and we immediately removed these listings. In September 2012, a criminal case was registered against us in India in regard to these listings, and we are challenging the prosecution of this case. Also, the German Federal Supreme Court has ruled that we may have a duty to take reasonable measures to prevent prohibited DVDs from being sold on our site to minors and that competitors may be able to enforce this duty. In a number of circumstances, third parties, including government regulators and law enforcement officials, have alleged that our services aid and abet certain violations of certain laws, including anti-scalping laws with respect to the resale of tickets, laws regarding the sale of counterfeit items, the fencing of stolen goods, selective distribution channel laws, customs laws, distance selling laws and the sale of items outside of the U.S. that are regulated by U.S. export controls. As we seek to reduce bad buying experiences and improve the customer experience on our sites, our level of interaction with buyers and sellers may increase over time, which could in turn increase our potential exposure to allegations of civil or criminal liability for unlawful activities carried out by users through our services.

Although we have prohibited the listing of illegal and stolen goods and certain high-risk items and implemented other protective measures, we may be required to spend substantial resources to take additional protective measures or discontinue certain service offerings, which could harm our business. Any costs incurred as a result of potential liability relating to the alleged or actual sale of unlawful goods or the unlawful sale of goods could harm our business. Certain manufacturers and large retailers have sought new U.S. federal and state legislation regarding stolen goods that could limit our ability to allow sellers to use our sites without confirming the source of, and their legal rights to sell, the underlying goods. In addition, from time to time we have received significant media attention relating to the listing or sale of illegal goods and stolen goods using our services. This negative publicity could damage our reputation, diminish the value of our brand names and make users reluctant to use our services.

PayPal's payment system is also susceptible to potentially illegal or improper uses, including illegal online gambling, fraudulent sales of goods or services, illicit sales of prescription medications or controlled substances, piracy of software, movies, music and other copyrighted or trademarked goods, money laundering, terrorist financing, bank fraud, child pornography trafficking, prohibited sales of alcoholic beverages or tobacco products, online securities fraud and encouraging, promoting, facilitating or instructing others to engage in illegal activities. There has been an increased focus by rights owners and U.S. government officials on the role that payments systems play in the sale of, and payment for, pirated digital goods on the Internet. Recent changes in law have increased the penalties for intermediaries providing payment services for certain illegal activities and additional payments-related proposals are under active consideration by government policymakers. Despite measures PayPal has taken to detect and lessen the risk of this kind of conduct, illegal activities could still be funded using PayPal. Any resulting claims, liabilities or loss of transaction volume could damage our reputation and harm our business.

If our GSI business is unable to enhance its platform and migrate clients to its new platform in a timely and cost-effective manner, it would be substantially harmed.

Our GSI business is in the process of enhancing and unbundling the components of its ecommerce and payments platform and migrating its existing customers to its new platform. This project is very expensive and time consuming and involves significant technical risk. Previously planned migrations of certain clients to the new platform have been delayed into 2013 and beyond. If client migrations to the new platform continue to be delayed, the functionality of the new platform is not accepted by GSI's existing clients or prospective clients targeted by GSI, the new platform contains an unacceptable amount of design flaws or does not perform or operate as expected, or GSI fails to meet client commitments and services level agreements, GSI could be subject to substantial penalties under its agreements with its clients (including significant financial penalties and termination rights for its affected clients), its relationships with its clients and their respective businesses could be substantially harmed, and GSI clients may seek to terminate their contracts with GSI early based on actual or proposed breach. In addition, GSI's new platform provides for substantially more client control over certain platform functionality, such as promotions and marketing, operations and performance analytics. If GSI is unable to help clients understand, assess and address their internal preparedness needs for the new platform, this could result in delays in deployment, client dissatisfaction due to lack of preparedness, degraded site performance, and additional support costs attributable to client-based issues. We believe that GSI's ability to secure new clients and retain current clients will be negatively impacted until GSI is able to successfully roll out the new platform in live client implementations. Any of these events or circumstances could materially and adversely affect our GSI business. Even if accomplished successfully, this development and migration project may cost more than expected or take longer than planned, which could harm our GSI business.

We are subject to risks associated with information disseminated through our service.

The laws relating to the liability of online services companies for information carried on or disseminated through their services remain unsettled in many jurisdictions. Claims could be made against online services companies under both U.S. and foreign law for defamation, libel, invasion of privacy, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through their services. Several private lawsuits seeking to impose liability under a number of these theories have been brought against us, as well as other online service companies. In addition, domestic and foreign legislation has been proposed that would prohibit, or impose liability for, the transmission over the Internet of certain types of information. Our Marketplaces service features a Feedback Forum, which includes information from users regarding other users. Although all such feedback is generated by users and not by us, claims of defamation or other injury have been made in the past and could be made in the future against us for not removing content posted in the Feedback Forum.

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

A large number of transactions occur on our websites and mobile platforms on a daily basis. Government regulators have received a significant number of consumer complaints about eBay, PayPal and GSI, which, while small as a percentage of our total transactions, are large in aggregate numbers. As a result, from time to time we have been contacted by various U.S. and foreign governmental regulatory agencies that have questions about our operations and the steps we take to protect our users from fraud. PayPal has received inquiries regarding its restriction and disclosure practices from the Federal Trade Commission and regarding these and other business practices from the attorneys general of a number of states. In September 2006, PayPal entered into a settlement agreement with the attorneys general of a number of states under which it agreed to pay $1.7 million to the attorneys general, shorten and streamline its user agreement, increase educational messaging to users about funding choices and communicate more information regarding protection programs to users.

From time to time, we face inquiries from government regulators in various jurisdictions related to actions that we have taken that are designed to improve the security of transactions and the quality of the user experience on our websites and we may face similar inquiries from other government regulators in the future. For example, in 2008, the Australian Competition and Consumer Commission and the Reserve Bank of Australia reviewed our policies requiring sellers to offer PayPal as a payment alternative on most transactions on our localized Australian website and precluding sellers from imposing a surcharge or any other fee for accepting PayPal or other payment methods. Other regulators have from time to time requested information concerning PayPal's limitations of customer accounts. Similarly, Bill Me Later has from time to time received customer complaints that could result in investigations into Bill Me Later's business practices by state or federal regulators. As a result of the U.S. credit crisis, new laws and regulations have been, and are expected to be, adopted and implemented that impose additional obligations and restrictions on the provision of credit. We are likely to receive additional inquiries from regulatory agencies in the future, including under new or existing credit laws or regulations, relating to our business, products and services. We have responded to all inquiries from regulatory agencies by describing our current and planned antifraud efforts, customer support procedures, operating procedures and disclosures of the relevant business. If one or more of these agencies is not satisfied with our response to current or future inquiries, we could be subject to enforcement actions, fines or other penalties, or forced to change our operating practices in ways that could harm our business.

We are subject to general litigation and regulatory disputes.

From time to time, we are involved in other disputes or regulatory inquiries that arise in the ordinary course of business. The number and significance of these disputes and inquiries have increased as our company has grown larger, our businesses have expanded in scope (e.g., our mobile, local, social and digital initiatives and our continuing geographical expansion) and our products and services have increased in complexity. We have in the past been forced to litigate such claims. We may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act, the Lanham Act and the Communications Decency Act are interpreted by the courts as our products and services to users continue to expand and as we expand geographically into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries such as ourselves are either unclear or less favorable. As an increasing portion of our business shifts to mobile, we may be subject to additional laws, which may have significant penalties.

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

Beginning in 2009, we have transitioned buyers in the U.S., U.K. and Germany to a dispute resolution (“resolutions”) process provided by eBay customer support, which now serves as the primary entry point for buyers in these countries if they are unable to resolve their disputes with eBay sellers. Among other things, the resolutions process provides that eBay will generally reimburse the buyer for the full amount of an item's purchase price (including original shipping costs) in cases where the item was not received or the item they received was different from that described in the listing and the seller does not provide adequate resolution to the buyer. eBay then attempts to recoup amounts paid to the buyer from the seller's PayPal accounts or through other collection methods. Our costs associated with resolutions have increased as a result of these changes to our resolutions policies and process, in part because eBay may not have the same level of rights of recoupment against sellers as PayPal, resulting in higher costs to operate the program. These changes, together with any additional changes that we may make to our resolutions process in the future, may be negatively received by, and lead to dissatisfaction on the part of, some of our sellers, and may also result in an increase in buyer fraud and associated transaction losses.

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

Over the last several years, we have enhanced the buyer and seller protections offered by PayPal in certain eBay marketplaces, and in certain countries for transactions outside of eBay marketplaces. These changes to PayPal's buyer and seller protection program could result in future changes and fluctuations in our Payments transaction loss rate. For the years ended December 31, 2012 and 2011, our Payments transaction losses (including both direct losses and buyer protection payouts) totaled $281 million and $246 million, representing 0.19% and 0.21% of our net total payment volume, respectively. Beginning in 2009, we have also changed the dispute resolution process for transactions for buyers in the U.S., U.K. and Germany (on eBay.com, eBay.co.uk and eBay.de, respectively), as described in more detail above under the caption “Changes to our dispute resolution process could increase our costs and loss rate,” which could result in an increase in our combined eBay and PayPal transaction losses.

PayPal's highly automated and liquid payment service makes PayPal an attractive target for fraud. In configuring its service, PayPal continually strives to maintain the right balance of appropriate measures to promote both convenience and security for customers. Identity thieves and those committing fraud using stolen payment card or bank account numbers can potentially steal large amounts of money from businesses such as PayPal. We believe that several of PayPal's current and former competitors in the electronic payments business have gone out of business or significantly restricted their businesses largely due to losses from this type of fraud. While PayPal uses advanced anti-fraud technologies, we expect that technically knowledgeable criminals will continue to attempt to circumvent PayPal's anti-fraud systems using increasingly sophisticated methods. From time to time, such fraudsters may discover and exploit vulnerabilities that may not immediately be identified and remediated, which may in turn result in one-time increases in fraud and associated transaction losses, which may be substantial. In addition, because users frequently use the same passwords for different sites, a data breach of a third party site can result in a spike in eBay and/or PayPal transaction losses. PayPal's service could also be subject to employee fraud or other internal security breaches, and PayPal may be required to reimburse customers for any funds stolen as a result of such breaches. Merchants could also request reimbursement, or stop using PayPal, if they are affected by buyer fraud or other types of fraud. Additional fraud risks associated with PayPal's point of sale solutions are described below under the caption “PayPal's retail point of sale solutions expose us to additional risks.”

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

eBay faces similar risks with respect to fraudulent activities on its websites. eBay periodically receives complaints from users who may not have received the goods that they had purchased. In some cases, individuals have been arrested and convicted for fraudulent activities using our websites. eBay also receives complaints from sellers who have not received payment for the goods that a buyer had contracted to purchase. Non-payment may occur because of miscommunication, because a buyer has changed his or her mind and decided not to honor the contract to purchase the item, or because the buyer bid on the item maliciously to harm either the seller or eBay. In some European and Asian jurisdictions, buyers may also have the right to withdraw from a sale made by a professional seller within a specified time period. While eBay can, in some cases, suspend the accounts of users who fail to fulfill their payment or delivery obligations to other users, eBay does not have the ability to require users to make payment or deliver goods, or otherwise make users whole other than through its buyer protection program.

Our limited eBay and PayPal buyer protection programs represent the means by which we compensate users who believe that they have been defrauded, have not received the item that they purchased, or have received an item different than what was described. However, users who pay through PayPal may have reimbursement rights from their payment card company or bank, which in turn will seek recovery from PayPal. eBay also periodically receives complaints from buyers as to the quality of the goods purchased. We expect to continue to receive communications from users requesting reimbursement or threatening or commencing legal action against us if no reimbursement is made. Our liability for these sort of claims is slowly beginning to be clarified in some jurisdictions and may be higher in some non-U.S. jurisdictions than it is in the U.S. Litigation involving liability for third-party actions could be costly and time consuming for us, divert management attention, result in increased costs of doing business, lead to adverse judgments, or otherwise harm our business. In addition, affected users will likely complain to regulatory agencies that could take action against us, including imposing fines or seeking injunctions.

Negative publicity and user sentiment generated as a result of fraudulent or deceptive conduct by users of our Marketplaces, Payments and GSI services could reduce our ability to attract new users or retain our current users, damage our reputation and diminish the value of our brand names. We believe that negative user experiences are one of the primary reasons users stop using our services.

From time to time, we have considered more active mechanisms designed to combat bad buyer experiences and increase buyer satisfaction, including evaluating sellers on the basis of their transaction history and restricting or suspending their activity as a result. For example, in the U.S., the U.K. and Canada, we may request that PayPal hold seller funds in certain instances (e.g., for sellers with a limited selling history or below-standard performance ratings), which is intended to help improve seller performance and increase buyer satisfaction. We may expand the scope of such programs in the future and introduce other programs with similar aims in these and other countries. Our increased usage of these or other mechanisms to attempt to improve buyer satisfaction could result in dissatisfaction on the part of sellers, loss of share to competing marketplaces, reduced selection of inventory on our sites and other adverse effects.

Any factors that reduce cross-border trade could harm our business.

Cross-border trade has become an increasingly important source of both revenue and profits for us. Cross-border transactions using our websites and mobile platforms generally provide higher revenues and gross margins than similar transactions that take place within a single country or market. We generally earn higher transaction fees for cross-border transactions involving PayPal, and our Marketplaces business continues to represent a relatively straightforward way for buyers and sellers to engage in cross-border trade compared with other alternatives. Cross-border trade also represents our primary (or in some cases, only) presence in certain markets in which Internet and mobile device use is accelerating and we have a limited (or no) domestic Marketplaces business (e.g., Brazil/Latin America, China, Russia and various developing countries).

The interpretation and application of specific national or regional laws, such as those related to intellectual property rights of authentic products, selective distribution networks, and sellers in other countries listing items on the Internet, and the potential interpretation and application of laws of multiple jurisdictions (e.g., the jurisdiction of the buyer, the seller, and/or the location of the item being sold) are extremely complicated in the context of cross-border trade. Some of these issues are involved in the L'Oréal and Louis Vuitton Malletier cases (see “Item 3: Legal Proceedings” below). To the extent any interpretation or application of such laws imposes restrictions on, or increases the costs of, purchasing, selling or shipping goods across national borders, our business would be harmed. Any additional factors that increase the costs of purchasing, selling or shipping goods across national borders or restrict, delay or make cross-border trade more difficult or impractical, including fluctuations in currency exchange rates, currency restrictions, increases in delivery service rates or service terminations, disruptions or interruptions, import or export control laws, the application of (or increases in) tariffs, duties or other taxes on imports or exports, customs enforcement (including delays at the border attributable to customs inspections), enforcement of international intellectual property rights by rights holders or court rulings, or that otherwise result in a net reduction in cross-border trade on our sites would lower our revenues and adversely affect our business. As part of our ongoing efforts to drive more transactions and improve seller efficiency and buyer experience, we are evaluating opportunities to become more actively involved in different aspects of cross-border transactions, which could potentially expose us to additional liability based upon the nature of our involvement in aspects of such transactions and/or the actions of our users in one or more countries.

Our cross-border trade is also subject to, and may be impacted by, currency exchange rate fluctuations, as discussed under the caption “We are exposed to fluctuations in currency exchange rates and interest rates” above.

Our business is subject to online security risks, including security breaches.

Our businesses involve the storage and transmission of users' proprietary information, and security breaches could expose us to a risk of loss or misuse of this information, litigation and potential liability. An increasing number of websites, including several other large Internet companies, have disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on portions of their sites. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, public perception of the effectiveness of our security measures could be harmed and we could lose users. A party that is able to circumvent our security measures could misappropriate our or our users' proprietary information, cause interruption in our operations, damage our computers or those of our users, or otherwise damage our reputation and business. Any compromise of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation and a loss of confidence in our security measures, which could harm our business. Data security breaches may also result from non-technical means, for example, actions by a suborned employee. GSI's clients also face similar risks of security breaches, and to the extent that its clients are harmed as a result of a security breach, GSI's business would also be adversely affected.

A significant number of our users authorize us to bill their payment card accounts directly for all transaction fees charged by us. For example, PayPal's users routinely provide payment card and other financial information, and GSI customers routinely provide payment card information and other personally identifiable information which we maintain to facilitate the ease of future transactions. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication to effectively secure transmission of confidential information, including customer payment card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in the technology used by us to protect transaction data being breached or compromised. Financial services regulators in various jurisdictions, including the U.S. and the EU, have implemented or are considering proposals to impose new authentication requirements on banks and payment processors intended to reduce online fraud (e.g., two-factor authentication to verify a user's identity), which could impose significant costs on PayPal, require PayPal to change its business practices, make it more difficult for new customers to join its network and reduce the ease of use of its products, which could harm PayPal's business.

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

Our servers are also vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, and we have experienced “denial-of-service” type attacks on our system that have, in certain instances, made all or portions of our websites unavailable for periods of time. For example, in December 2010, PayPal was subject to a series of distributed “denial of service” attacks following PayPal's decision to indefinitely restrict the account used by WikiLeaks due to an alleged violation of PayPal's Acceptable Use Policy. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. These issues are likely to become more difficult and costly as we expand the number of places where we operate. Security breaches, including any breaches of our security measures or those of parties with which we have commercial relationships (e.g., our clients and third-party service providers) that result in the unauthorized release of users' personal information, could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our insurance policies carry low coverage limits, which may not be adequate to reimburse us for losses caused by security breaches.

Our users, as well as those of other prominent Internet companies, have been and will continue to be targeted by parties using fraudulent “spoof” and “phishing” emails to misappropriate user names, passwords, payment card numbers, or other personal information or to introduce viruses or other malware through “trojan horse” programs to our users' computers. These emails appear to be legitimate emails sent by eBay, PayPal, a GSI client, StubHub or one of our other businesses, or by a user of one of our businesses, but direct recipients to fake websites operated by the sender of the email or request that the recipient send a password or other confidential information through email or download malware. Despite our efforts to mitigate “spoof” and “phishing” emails through product improvements and user education, “spoof” and “phishing” activities remain a serious problem that may damage our brands, discourage use of our websites and increase our costs.

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

Regulatory scrutiny of privacy and user data protection is increasing on a global basis, and a number of countries in which we operate are actively evaluating changes to their privacy laws and regulations. The European Union recently proposed new data laws that give customers additional rights and provide additional restrictions and harsher penalties on companies for illegal collection and misuse of personal information, including restrictions on the use of Internet tracking tools called “cookies.” While the European Union directive on cookies has taken effect, the manner in which member states adopt implementing legislation, and whether the European Union deems that legislation sufficient, continues to evolve. To the extent implementing legislation by member states is more restrictive, it could negatively impact the manner in which we use cookies for many of our services, ranging from advertising to anti-fraud, and require us to incur additional costs or change our business practices, which could harm our business. The European Union has also proposed a General Data Protection Regulation that would supersede the European Data Protection Directive. In the U.S., the Federal Trade Commission, or FTC, and the White House have both proposed U.S. privacy frameworks, and in 2012, legislation was introduced in the U.S. Senate which would have required organizations that suffer a breach of security related to personal information to notify owners of the breached information and, in some instances, notify the Federal Bureau of Investigation or U.S. Secret Service; similar legislation may be introduced and enacted in the future. Other countries in which we operate have recently adopted and implemented privacy and data protection laws and regulations for the first time, or are in the process of doing so. Our current data protection policies and practices may not be consistent with new laws and regulations or evolving interpretations and applications. It is unclear how the application of existing privacy laws and regulations will impact mobile services and technologies, which are evolving rapidly. Complying with these varying national requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

In addition, we have and post on our websites our own privacy policies and practices concerning the collection, use and disclosure of user data. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any regulatory requirements or orders or other federal, state or international privacy or consumer protection-related laws and regulations (or, in the case of our GSI businesses, any such failure or perceived failure on the part of GSI or GSI's clients) could result in proceedings or actions against us by governmental entities or others (e.g., class action privacy litigation), subject us to significant penalties and negative publicity, require us to change our business practices, increase our costs and adversely affect our business. The FTC and state regulatory agencies have become more aggressive in enforcing privacy and data protection laws and regulations. For example, the FTC recently entered into a number of consent decrees with a number of major online companies, including Facebook and Google, to settle allegations of unfair or deceptive privacy practices. The FTC's consent decrees with Facebook and Google require each of those companies to implement a comprehensive privacy program and undergo regular, independent privacy audits for the next 20 years, among other requirements. In December 2012, California's attorney general filed a lawsuit against Delta Air Lines for failing to include a privacy policy in its mobile apps.

Certain of our businesses, including GSI's interactive marketing services business, utilize “behavioral marketing” (generally, the tracking of a user's online activities) to deliver relevant content to Internet users. The FTC has released a Staff Report with principles to address consumer privacy issues that may arise from behavioral marketing and to encourage industry self-regulation. In March 2012, the FTC issued a final report titled “Protecting Consumer Privacy in an Era of Rapid Change: Recommendations for Businesses and Policymakers,” which details the FTC's perspective on best practices for companies that collect and use consumer data to protect the privacy of consumers. Should the FTC pursue enforcement actions related to these business practices, we may have to modify our business practices to conform and incur substantial costs, which could harm our business. In addition, legislators and regulators in various jurisdictions are increasingly focusing on the capture and use of location-based information relating to users of smartphones and other mobile devices, which may result in additional restrictions being placed on the collection and use of such information. Any such regulations or legislation could, if enacted, prohibit the use of certain technologies, including those that track individuals' activities on the Internet or geolocation via mobile devices. Such laws and regulations could restrict our ability to collect and use page viewing data and personal information, which may reduce demand for our services or require changes to our current business models, such as advertising, which could harm our business.

Even technical violations of certain privacy-related laws can result in significant penalties, including statutory damages. The Federal Communications Commission recently amended its regulations under the Telephone Consumer Protection Act (TCPA), effective in July 2012, which could increase our exposure to liability for certain types of telephonic communication with customers, including but not limited to text messages to mobile phones. Under the TCPA, plaintiffs may seek actual monetary loss or statutory damages of $500 per violation, whichever is greater, and courts may treble the damage award for willful or knowing violations. Two putative class-action lawsuits have been filed containing allegations that our businesses violated the TCPA. Roberts v. PayPal (filed in the U.S. District Court for the Northern District of California in February 2012) contains allegations that commercial advertisements for PayPal products and services were sent via text message to mobile phones without prior consent. Murray v. Bill Me Later (filed in the U.S. District Court for the Northern District of Illinois in June 2012) contains allegations that Bill Me Later made calls featuring artificial or prerecorded voices without prior consent. These lawsuits seek damages (including statutory damages) and injunctive relief, among other remedies. Given the enormous number of communications we send to our users, a determination that there have been violations of laws relating to PayPal's or Bill Me Later's practices (or those of any of our other companies) under the TCPA or other communications-based statutes could expose us to significant damage awards that could, individually or in the aggregate, materially harm our business.

Data collection, privacy and security have become the subject of increasing public concern. If Internet and mobile users were to reduce their use of our websites, mobile platforms, products and services as a result, our business could be harmed. As noted above, we are also subject to the possibility of security breaches, which themselves may result in a violation of these laws.

Our revenue from advertising is subject to factors beyond our control.

We derive significant revenue from advertising on our websites and applications. Revenues from online advertising are sensitive to events and trends that affect advertising expenditures, such as general changes in the economy and changes in consumer spending, the effectiveness of online advertising versus offline advertising media and the value our websites provide to advertisers relative to other websites. Similarly, the economic downturn adversely impacted our advertising revenue. In addition, major search engine operators (e.g., Google) have the ability to change from time to time, at their sole discretion, the rules and search algorithms governing the pricing, availability and placement of online advertising, and do so periodically. Changes by Google since October 2012 have significantly reduced the amount of traffic our Marketplaces unit receives from free search on Google. Any changes in these rules or search algorithms could materially reduce the value that we derive from online advertising on our websites, either directly or indirectly. For example, retailers pay a fee to Shopping.com for online shoppers directed to their websites by our Shopping.com website. Rule changes made by search engines beginning in 2008 disrupted traffic to our Shopping.com website, which in turn adversely affected click-through traffic to retailers from our Shopping.com website and associated fee revenue. In addition, legislators and regulators in various jurisdictions, including the U.S. and the European Union, are reviewing Internet advertising models and the use of user-related data, including location-based information relating to users of smartphones and other mobile devices, and are considering proposals that could restrict or otherwise impact these business models and practices. If we experience a reduction in our advertising revenues due to economic, competitive, regulatory, technological or other factors, the renegotiation of our contracts with major advertising companies on unfavorable terms, or a reduction in our ability to effectively place advertisements on our sites, or are otherwise unable to provide value to our advertisers, our business and financial results would suffer.

Our growth will depend on our ability to develop our brands, and these efforts may be costly.

We believe that continuing to strengthen our brands will be critical to achieving widespread acceptance of our services, and will require a continued focus on active marketing efforts across all of our brands. We will need to continue to spend substantial amounts of money on, and devote substantial resources to, advertising, marketing, and other efforts to create and maintain brand loyalty among users. Since 2005, we have significantly increased the number of brands we are supporting, adding Shopping.com, our classified websites (including Den Blå Avis, BilBasen, eBay Classifieds (including eBay Anuncios, eBay Kleinanzeigen and eBay Annunci), Gumtree, Kijiji, LoQUo, Marktplaats.nl, mobile.de and alaMaula), StubHub, Bill Me Later, Gmarket, Milo, WHERE, RedLaser, Zong and GSI, among others. Each of these brands requires its own resources, increasing the costs of our branding efforts. Brand promotion activities may not yield increased revenues, and even if they do, any increased revenues may not offset the expenses incurred in building our brands. Also, major search engine operators that we use to advertise our brands have frequently changing rules that govern the pricing, availability and placement of online advertisements (e.g., paid search, keywords), and changes to these rules could require us to increase our spending on online advertisements and adversely affect our ability to use online advertising to promote our brands in a cost-effective manner. If we fail to promote and maintain our brands, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brands, our business would be harmed.

New and existing regulations could harm our business.

We are subject to the same foreign and domestic laws as other companies conducting business on and off the Internet. It is not always clear how existing laws governing issues such as property ownership, copyrights, trademarks and other intellectual property issues, parallel imports and distribution controls, consumer protection, taxation, libel and defamation, obscenity and personal privacy apply to online businesses such as ours. Many of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Those laws that do reference the Internet, such as the U.S. Digital Millennium Copyright Act, the U.S. “CAN-SPAM” Act and the European Union's Distance Selling Directive (which will be superseded by the new Consumer Rights Directive, which the member states are in the process of implementing) and Electronic Commerce Directive are being interpreted by the courts, but their applicability and scope remain uncertain. As our activities, the types of goods and services listed on our websites, the products and services we offer (including through acquisitions such as Bill Me Later and StubHub) and our geographical scope continue to expand, regulatory agencies or courts may claim or hold that we or our users are subject to additional requirements (including licensure) or prohibited from conducting our business in their jurisdiction, either generally or with respect to certain actions (e.g., the sale of real estate, event tickets, cultural goods, boats and automobiles, or the application of distance selling laws). Recent financial and political events may increase the level of regulatory scrutiny on large companies in general, and financial services companies in particular, and regulatory agencies may view matters or interpret laws and regulations differently than they have in the past and in a manner adverse to our businesses.

Our success and increased visibility has driven some existing businesses that perceive our business models to be a threat to their businesses to raise concerns about our business models to policymakers and regulators. These established businesses and their trade association groups employ significant resources in their efforts to shape the legal and regulatory regimes in countries where we have significant operations. They may employ these resources in an effort to change the legal and regulatory regimes in ways intended to reduce the effectiveness of our businesses and the ability of users to use our products and services. In particular, these established businesses have raised concerns relating to pricing, parallel imports, professional seller obligations, selective distribution networks, stolen goods, copyrights, trademarks and other intellectual property rights and the liability of the provider of an Internet marketplace for the conduct of its users related to those and other issues. Any changes to the legal or regulatory regimes in a manner that would increase our liability for third-party listings could negatively impact our business.

Over the last few years, some large retailers and their trade associations have sought legislation in a number of states and the U.S. Congress that would make eBay liable for the sale of stolen property or would ban certain categories of goods from sale on our platform, including gift cards and health and beauty products. While no such legislation has passed to date, the proponents continue to seek passage of such legislation, and if any of these laws are adopted they could harm our business.

Numerous states and foreign jurisdictions, including the State of California, where our headquarters are located, have regulations regarding “auctions” and the handling of property by “secondhand dealers” or “pawnbrokers.” Several states and some foreign jurisdictions have attempted to impose such regulations upon us or our users, and others may attempt to do so in the future. Attempted enforcement of these laws against some of our users appears to be increasing. In France, we have been sued by Conseil des Ventes, the French auction regulatory authority, which has alleged that sales on our French website constitute illegal auctions that cannot be performed without its consent. We have won this lawsuit at the trial and appeals court levels, but it may be subject to further appeal. A lawsuit alleging similar claims has been brought against us by two associations of French antique dealers, and is now pending on appeal after we won in the first instance. We intend to vigorously defend against these lawsuits. However, these and other regulatory and licensure claims and enforcement actions could result in costly litigation and, if unsuccessful, we could be required to change the way we or our users do business in ways that increase costs or reduce revenues (for example, by forcing us to prohibit listings of certain items or restrict certain listing formats in some locations). We could also be subject to fines or other penalties, and any of these outcomes could harm our business.

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

As we expand and localize our international activities, we may become obligated to comply with the laws of the countries or markets in which we operate. In addition, because our services are accessible worldwide and we facilitate sales of goods and provide services to users worldwide, one or more jurisdictions may claim that we or our users are required to comply with their laws based on the location of our servers or one or more of our users, or the location of the product or service being sold or provided in an ecommerce transaction. For example, in the Louis Vuitton Malletier litigation, we were found liable in France, under French law, for transactions on some of our websites worldwide that did not involve French buyers or sellers (see “Item 3: Legal Proceedings” below). Laws regulating Internet and ecommerce companies outside of the U.S. are generally be less favorable than those in the U.S., giving greater rights to consumers, content owners, competitors, users and other third parties. Compliance may be more costly or may require us to change our business practices or restrict our service offerings, and the imposition of any regulations on us or our users may harm our business. In addition, we may be subject to multiple overlapping legal or regulatory regimes that impose conflicting requirements on us (e.g., in cross-border trade). Our alleged failure to comply with foreign laws could subject us to penalties ranging from criminal prosecution to significant fines to bans on our services, in addition to the significant costs we may incur in defending against such actions.

Following the global financial crisis, U.S. federal lawmakers enacted the Dodd-Frank Act overhauling the federal government's oversight of consumer financial products and systemic risk in the U.S. financial system. Although the full effect of the new legislation will be dependent on regulations to be adopted by a number of different agencies (including the recently created Consumer Financial Protection Bureau), we expect the general effect of the financial reform law will be to require PayPal and Bill Me Later to make additional disclosures to their users and to impose new restrictions on certain of their activities. For example, in January 2012, the Consumer Financial Protection Bureau finalized new regulations, required by the Dodd-Frank Act that will require PayPal, starting in 2013, to provide additional disclosures, error resolution rights and cancellation rights to U.S. consumers who make international remittance payments, which could increase our costs of processing international payments. These and other new obligations will impose new compliance requirements and obligations on us that could increase our costs, may result in increased litigation and the need to make expensive product changes and may otherwise adversely impact our business.

In addition, we also expect that the continued implementation of the Dodd-Frank Act will adversely impact some significant traditional revenue streams for banks. For example, in June 2011, the Federal Reserve Board issued a final rule capping debit card interchange fees. As a result of this and other regulations implementing the financial reform law, banks may need to revise their business models to remain profitable, which may lead them to charge more for services which were previously provided for free or at lower cost. Any resulting increases in service fees required for PayPal to process transactions (e.g., service fees for automated clearing house transactions) would increase our costs and could adversely affect our business.

Our business and users may be subject to sales tax and other taxes.

The application of indirect taxes (such as sales and use tax, value-added tax (VAT), goods and services tax, business tax and gross receipt tax) to ecommerce businesses such as eBay and to our users is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the adoption and growth of the Internet and ecommerce. In many cases, it is not clear how existing statutes apply to the Internet or ecommerce. In addition, governments are increasingly looking for ways to increase revenues, which has resulted in discussions about tax reform and other legislative action to increase tax revenues, including through indirect taxes.

Some jurisdictions have implemented or may implement laws specifically addressing the Internet or some aspect of ecommerce. For example, the State of New York has passed legislation that requires any out-of-state seller of tangible personal property to collect and remit New York use tax if the seller engages affiliates above certain financial thresholds in New York to perform certain business promotion activities. Several ecommerce companies are challenging this new law. In June 2011, California enacted legislation that required certain out-of-state retailers to collect and remit California use tax on taxable sales to California purchasers when the retailer has a relationship with a person in California that refers customers to the retailer. In September 2011, the California Governor signed into law AB 155, which superseded the prior law and became effective in September 2012. The new law is similar to the law passed in New York, but provides exclusions for certain forms of Internet marketing and is limited to retailers who exceed prescribed sales volume thresholds. However, if our sellers who are not already required to collect California sales or use tax believe that their use of our websites requires them to collect California use tax, they may elect to limit their use of our websites rather than collect the tax, which would harm our business. North Carolina, Rhode Island, Illinois, Arkansas and South Dakota have also enacted similar laws related to affiliates, and a number of other states appear to be considering similar legislation. In addition, the Pennsylvania Department of Revenue has ruled that an out-of-state retailer using Pennsylvania-based affiliates could have nexus in Pennsylvania under existing statutes. Most of these new laws and positions are being challenged and in May 2012, a Cook County Circuit Court judge ruled that the Illinois Internet Affiliate Nexus Law was unconstitutional. The State of Illinois has filed a direct appeal to the Illinois Supreme Court. The adoption of such legislation by states where eBay has significant operations that perform certain business promotion activities could result in a use tax collection responsibility for certain of our sellers. This collection responsibility and the additional costs associated with complex use tax collection, remittance and audit requirements would make selling on our websites and mobile applications less attractive for small business retailers, and would harm our business.

The State of Colorado has enacted legislation that takes a different approach by imposing a set of use tax notice and reporting requirements (but not the actual tax collection responsibility) on certain retailers with no physical presence in Colorado. The law is designed to aid Colorado in collecting use tax from Colorado residents who purchase taxable items from out-of-state retailers. The regulation promulgated by the Colorado Department of Revenue excludes from these reporting obligations businesses that sell $100,000 or less into the state in a calendar year, thus limiting the impact on our sellers. The law has been challenged in Federal Court by a number of out-of-state retailers and a Federal District Court has issued an injunction blocking enforcement of the regulations pending a resolution of the case. In March 2012, a federal judge struck down the Colorado law as unconstitutional, finding that it discriminated against interstate commerce. It is expected that the State will appeal the decision. Oklahoma has enacted a similar law. While the application of these new state laws to our Marketplaces business has limited direct impact, the proliferation of such state legislation to expand sales and use tax collection on Internet sales, could adversely affect some of our sellers and indirectly harm our business.

In conjunction with the Streamlined Sales Tax Project — an ongoing, multi-year effort by U.S. state and local governments to require collection and remittance of remote sales tax by out-of-state sellers — U.S. Senate and U.S. House versions of the Main Street Fairness Act (S. 1452 and H.R. 2701) were introduced in the 112th Congress in 2012. These measures would allow states that meet certain simplification and other standards to require out-of-state sellers to collect and remit sales taxes on goods purchased by in-state residents. Sellers meeting an as yet undefined small seller exception would be excluded from the requirements of the Act. Other legislation introduced in the 112th Congress in 2012, including H.R. 3179 and S. 1832, would grant states the authority to require out-of-state retailers to collect and remit sales taxes without requiring the state to join the Streamlined Sales Tax Project. The adoption of remote sales tax collection legislation that lacks a robust small business exemption would result in the imposition of sales taxes and additional costs associated with complex sales tax collection, remittance and audit compliance requirements on many of our sellers. This would make selling online less attractive for small retailers, and would likely harm our business.

From time to time, some taxing authorities have notified us that they believe we owe them certain taxes. In May 2008, the City of Chicago notified both eBay and StubHub that they are liable for a city amusement tax on tickets to events in Chicago, irrespective of the location of the buyer or seller, and filed suit to enforce collection of taxes it claims are due. In a series of rulings issued in 2009, the court ruled that StubHub is not required to collect and remit the city amusement tax, entered a final order dismissing the case against StubHub, and dismissed the case against eBay. The City of Chicago appealed both matters to the Seventh Circuit Court of Appeals, which subsequently certified the state law arguments to the Illinois State Supreme Court. In October 2011, the Illinois Supreme Court ruled that state municipalities may not require electronic intermediaries such as StubHub to collect and remit amusement taxes on resold tickets. That decision is now final. The application of similar existing or future laws, including the imposition of similar taxes by taxing authorities, could adversely affect our business.

Several proposals have been made at the U.S. state and local levels that would impose additional taxes on the sale of goods and services over the Internet. These proposals, if adopted, could substantially impair the growth of ecommerce and our brands, and could diminish our opportunity to derive financial benefit from our activities. The U.S. federal government's moratorium on state and local taxation of Internet access or multiple or discriminatory taxes on ecommerce has been extended through November 2014. This moratorium does not prohibit federal, state, or local authorities from collecting taxes on our income or from collecting certain taxes that were in effect prior to the enactment of the moratorium and/or one of its extensions.

Similar issues exist outside of the U.S., where the application of VAT or other indirect taxes on ecommerce providers such as eBay is uncertain and evolving. While we attempt to comply in those jurisdictions where it is clear that a tax is due, certain of our subsidiaries have, from time to time, received claims relating to the applicability of indirect taxes to our fees.  In April 2012, we received Notices of Reassessments for tax years 2001-2005 from the Canadian Revenue Agency (CRA) which assert goods and service tax (GST) and harmonized sales tax (HST) on our fees charged to Canadian users. These reassessments of GST/HST were the result of an audit of eBay International AG and are based on the CRA's assertion that we were “doing business” in Canada for GST/HST purposes. We disagree with the reassessments and filed a Notice of Appeal with the Tax Court of Canada in July 2012. Should such taxes become applicable, our business could be harmed. We collect and remit indirect taxes in certain jurisdictions. However, tax authorities may raise questions about our obligation to collect and remit such taxes, as well as the proper calculation of such taxes. For example, the Korean tax authority asserted that certain coupons and incentives available on our sites should not be deducted when computing taxes on our fees. We challenged these assessments and in June 2012 the National Tax Tribunal issued a final ruling in our favor. Should any new taxes become applicable to our fees or if the taxes we pay are found to be deficient, our business could be harmed.

We do not collect taxes on the goods or services sold by users of our services. One or more states or the federal government or foreign countries may seek to impose a tax collection, reporting or record-keeping obligation on companies that engage in or facilitate ecommerce. Such an obligation could be imposed by legislation intended to improve tax compliance (and legislation to such effect has been contemplated by several states and a number of foreign jurisdictions) or if an eBay company was ever deemed to be the legal agent of the users of our services by a jurisdiction in which eBay operates. In July 2008, the Housing and Economic Recovery Act of 2008 (H.R. 3221) was signed into law. This law contains provisions that require companies that provide payments over electronic means to users to report to the Internal Revenue Service (IRS) information on payments received by certain customers. The legislation, effective for payments received after December 31, 2010, requires PayPal and other electronic payments processors, as well as StubHub and similar companies, to report to the IRS on customers subject to U.S. income tax who receive more than $20,000 in payments and more than 200 payments in a calendar year. This will require us to request tax ID numbers from certain payees, track payments by tax ID number and, under certain conditions, withhold a portion of payments and forward such withholding to the IRS. We have had to modify our software to meet these requirements and expect increased operational costs and changes to our user experience in connection with complying with these reporting obligations. The IRS regulations also require us to collect a certification of non-U.S. taxpayer status from certain international merchants. The Foreign Account Tax Compliance Act, which takes effect starting in 2013, is likely to require an increase in the number of non-U.S. customers from whom we must obtain a similar certification, and to increase the compliance burdens on us. These requirements may decrease seller activity on our sites and harm our business. Any failure by us to meet these new requirements could result in substantial monetary penalties and other sanctions and could harm our business.

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

The Bill Me Later service relies on third-party merchant processors and payment gateways to process transactions. For the years ended December 31, 2012 and 2011, approximately 62% and 69%, respectively, of all transaction volume by dollar amount through the Bill Me Later service was settled through the facilities of a single vendor. Any disruption to these third party payment processing and gateway services would adversely affect the Bill Me Later service.

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

Over the past several years, the volume of credit extended by WebBank (the financial institution issuing the Bill Me Later credit products) has increased as we have continued to enable qualified buyers with a PayPal account to use Bill Me Later as a payment funding option for transactions on eBay.com and on certain merchant websites that accept PayPal. We purchase the receivables relating to these consumer loans extended by the issuing bank, and therefore bear the risk of loss in the event of loan defaults. Like other businesses with significant exposure to losses from consumer credit, the Bill Me Later service faces the risk that account holders will default on their payment obligations with respect to the consumer loans, making the receivables uncollectible and creating the risk of potential charge-offs. The rate at which receivables were charged off as uncollectible, or the net charge-off rate, was approximately 4.81% and 4.46%, respectively, for the years ended December 31, 2012 and 2011. The nonpayment rate among Bill Me Later users may increase due to, among other things, worsening economic conditions, such as a recession or greater austerity in the U.S., and high unemployment rates. Consumers who miss payments on their obligations often fail to repay them, and consumers who file for protection under the bankruptcy laws generally do not repay their credit.

We fund the purchase of receivables related to Bill Me Later accounts through borrowings and domestic and international cash resources. If we are unable to fund our purchase of receivables related to the Bill Me Later business adequately or in a cost-effective manner, the growth and profitability of this business would be significantly and adversely affected.

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

PayPal has recently announced several retail point of sale solutions, including PayPal Here, which enables merchants to use a card reader attached to a mobile device (or to scan cards and checks using the device's embedded camera) to accept payment, as well as in-store pilot programs for new point of sale technologies, which have been rolled out to certain retailers in the U.S. As PayPal continues to expand into point of sale transactions, PayPal will face even greater expectations from offline retailers regarding the reliability and availability of its systems and services and correspondingly lower amounts of downtime. PayPal's retail point of sale solutions may also be targeted by fraudsters; given that our fraud models are less developed in this area, we may experience increases in fraud and associated transaction losses as we adjust to fraudulent activity at the point of sale. The manufacturing and sale of a hardware product (the PayPal Here device) exposes us to potential product liability claims for which we could have substantial liability, and could require product recalls or other actions. PayPal's point of sale solutions also may subject us to increased exposure to other laws and regulations (e.g., export control regulations related to the shipment of the PayPal Here reader across national borders). There is significant competition at the retail point of sale, and there can be no assurance that merchants will adopt, or consumers will use, PayPal's retail point of sale solutions. Retail point of sale transactions also have lower profit margins than PayPal's other payment solutions. Unless we are able to drive adoption of, and significant volume through, our retail point of sale solutions over time, our business may suffer.

Changes in PayPal's funding mix could adversely affect PayPal's results.

PayPal pays significant transaction fees when customers fund payment transactions using credit cards, lower fees when customers fund payments with debit cards, nominal fees when customers fund payment transactions by electronic transfer of funds from bank accounts, and no fees when customers fund payment transactions from an existing PayPal account balance or through the Bill Me Later service, or use buyer credit issued by GE Money Bank. Customers fund a significant portion of PayPal's payment volume using credit and debit cards, and PayPal's financial success will remain highly sensitive to changes in the rate at which its senders fund payments using credit and debit cards. Customers may prefer funding payment transactions using credit cards or debit cards rather than bank account transfers for a number of reasons, including the ability to dispute and reverse charges directly with their payment card provider if merchandise is not delivered or is not as described, the ability to earn frequent flier miles, cash rebates, or other incentives offered by payment card issuers, the ability to defer payment, or a reluctance to provide bank account information to PayPal. In addition, some of PayPal's offerings, including the ability for buyers to make a limited number of payments without opening a PayPal account, have a higher rate of payment card funding than PayPal's basic product offering. Some of PayPal's plans to lower its funding costs, including both the Bill Me Later service and the ability for buyers to defer payment for a short period of time on some transactions, may increase the risk to PayPal of nonpayment by buyers,

PayPal's failure to manage customer funds properly could harm its business.

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

We have experienced system failures from time to time, and any interruption in the availability of our websites, applications, products or services will reduce our current revenues and profits, could harm our future revenues and profits and could subject us to regulatory scrutiny. Our eBay.com website has been interrupted for periods of up to 22 hours. In April 2012, technical systems issues resulted in eBay.com users being unable to checkout on our sites for a period of several hours. Our PayPal website has suffered intermittent unavailability for periods as long as five days, including unavailability for approximately three hours affecting payments primarily on our ebay.co.uk site in May 2011. Other of our websites (e.g., StubHub, Milo and others), as well as websites of GSI clients and hosted services offered by GSI's interactive marketing services business, have experienced intermittent unavailability from time to time. Any unscheduled interruption in our services results in an immediate, and possibly substantial, loss of revenues, as well as potential service credits or other payments by GSI to its clients. Frequent or persistent interruptions in our services could cause current or potential users to believe that our systems are unreliable, leading them to switch to our competitors or to avoid our sites, and could permanently harm our reputation and brands. Reliability is particularly critical for PayPal, which faces increased expectations on the part of users and merchants regarding the full-time availability of PayPal's services as it seeks to expand its Merchant Services business and gain acceptance of its retail point of sale solutions. Because PayPal is a regulated financial institution, frequent or persistent site interruptions could lead to significant fines and penalties, or mandatory and costly changes to PayPal's business practices, and ultimately could cause PayPal to lose existing licenses it needs to operate or prevent it from obtaining additional licenses that it needs to expand. Finally, because many of our customers may use our products for critical transactions, any system failures could result in damage to our customers and their businesses. These customers could seek significant compensation from us for their losses. Even if unsuccessful, this type of claim likely would be time-consuming and costly for us to address.

Although our systems have been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences, they remain vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, power loss, telecommunication failures, terrorist attacks, cyber attacks, computer viruses, computer denial-of-service attacks, human error, hardware or software defects or malfunctions (including defects or malfunctions of components of our systems that are supplied by third-party service providers), and similar events or disruptions. Some of our systems, including our Shopping.com website and the systems related to the Bill Me Later business, are not fully redundant, and our disaster recovery planning is not sufficient for all eventualities. Our systems are also subject to break-ins, sabotage, and intentional acts of vandalism. Despite any precautions we may take, the occurrence of a natural disaster, a decision by any of our third-party hosting providers to close a facility we use without adequate notice for financial or other reasons, or other unanticipated problems at our hosting facilities could cause system interruptions and delays, and result in loss of critical data and lengthy interruptions in our services. We do not carry business interruption insurance sufficient to compensate us for losses that may result from interruptions in our service as a result of system failures.

If we are unable to cost-effectively upgrade and expand our websites, services and platforms, our business would suffer.

We must constantly add new hardware, update software and add new engineering personnel to accommodate the increased use of our websites and platforms, and the new products and features we regularly introduce. As our PayPal business continues to grow and expand both in terms of geographies and product offerings (e.g., PayPal's retail point of sale solutions), we are focused on updating our PayPal platform to provide increased scale, improved performance and additional built-in functionality addressing regulatory compliance matters (e.g., anti-money laundering and terrorist financing). This upgrade process is expensive and time-consuming, and the increased complexity of our websites and the need to support multiple platforms as our portfolio of brands grows increases the cost of additional enhancements. Failure to upgrade our technology, features, transaction processing systems, security infrastructure, or network infrastructure in a timely and cost-effective manner to accommodate increased traffic or transaction volume or changes to our site functionality could harm our business. Adverse consequences could include unanticipated system disruptions, slower response times, degradation in levels of customer support, impaired quality of users' experiences of our services, impaired quality of services for third-party application developers using our externally accessible application programming interfaces and delays in reporting accurate financial information, and could result in customer dissatisfaction and the loss of existing users on our websites. We may be unable to effectively upgrade and expand our systems in a timely manner or smoothly integrate any newly developed or purchased technologies or businesses with our existing systems, and any failure to do so could result in problems on our sites. Further, steps to increase the reliability and redundancy of our systems are expensive, could reduce our margins and may not be successful in reducing the frequency or duration of unscheduled downtime.

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

Our international expansion has been rapid and our international business, especially in Germany, the U.K. and Korea, has also become critical to our revenues and profits. Net revenues outside the U.S. accounted for approximately 52% and 53% of our net revenues in the years ended December 31, 2012 and 2011, respectively.

Expansion into international markets, such as our entry into Turkey in May 2011 upon the completion of our acquisition of additional shares in GittiGidiyor and PayPal's entry into emerging markets, is an increasing focus of our business. Geographical expansion requires significant management attention and resources and requires us to localize our services to conform to local cultures, laws, regulations, standards, policies and practices. The commercial, financial, Internet, and transportation infrastructure in developing countries may make it more difficult for us to replicate our business models. Some of these developing countries may have legal regimes in which the application of laws and regulations in the online or mobile context is subject to greater uncertainty, as well as a higher incidence of corruption and fraudulent or unethical business practices, than countries in which we are historically accustomed to operating. In many countries, we compete with local companies that understand the local market better than we do, and we may not benefit from first-to-market advantages. We may not be successful in expanding into particular international markets or in generating revenues from foreign operations. For example, in 2002 we withdrew our eBay marketplace offering from the Japanese market. In 2007, we contributed our business in China to a joint venture with a local Chinese company; we terminated this joint venture in 2012. Even if we are successful in developing new markets, we often expect the costs of operating new sites to exceed our net revenues from those sites for at least 12 months in most countries.

As we continue to expand our businesses internationally, including through acquisitions and joint ventures, we are increasingly subject to risks of doing business internationally, including the following:

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

•
greater liability or legal uncertainty regarding our liability for the listings and other content provided by our users, including uncertainty as a result of unique local laws, conflicting court decisions and lack of clear precedent or applicable law;

•	risks associated with cross-border transactions, including those described under the risk factor caption “Any factors that reduce cross-border trade could harm our business,” above;

•	potentially higher incidence of fraud and corruption and higher credit and transaction loss risks;

•	cultural ambivalence towards, or non-acceptance of, trading or payments over the Internet or through mobile devices;

•	laws and business practices that favor local competitors or prohibit or limit foreign ownership of certain businesses;

•	difficulties in integrating with local payment providers, including banks, credit and debit card networks and electronic fund transfer systems;

•	differing levels of retail distribution, shipping and Internet and mobile infrastructures;

•	different employee/employer relationships and labor laws, and the existence of workers' councils and labor unions;

•	difficulties in staffing and managing foreign operations;

•	challenges associated with joint venture relationships and minority investments, including dependence on our joint venture partners;

•	difficulties in implementing and maintaining adequate internal controls;

•	longer payment cycles, different accounting practices and greater problems in collecting accounts receivable;

•	potentially adverse tax consequences, including local taxation of our fees or of transactions on our websites;

•	higher Internet service provider or mobile network operator costs;

•	differing intellectual property laws;

•	different and more stringent consumer protection, data protection, privacy and other laws;

•	seasonal reductions in business activity;

•
expenses associated with localizing our products and services, including offering customers the ability to transact business in the local currency and adapting our products and services to local preferences (e.g., payment methods) with which we may have limited or no experience;

•	foreign exchange rate fluctuations;

•	our ability to repatriate funds from abroad without adverse tax consequences;

•	the possibility that foreign governments may impose currency controls or other restrictions on the repatriation of funds;

•	volatility in a specific country's or region's political, economic or military conditions (e.g., in South Korea relating to North Korea); and

•	challenges associated with maintaining relationships with local law enforcement and related agencies.

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

•
risks associated with our expansion into new international markets and doing business internationally, including those described under the risk factor caption “There are many risks associated with our international operations” above;

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

•	the potential loss of key employees following the acquisition;

•
the acquisition of new customer and employee personal information, which in and of itself may require regulatory approval and or additional controls, policies and procedures and subject us to additional exposure; and

•
for investments in which an investee's results of operations and financial condition are incorporated into our financial statements, either in full or in part, the dependence on the investee's accounting, financial reporting and similar systems, controls and processes.

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

In addition, we have made certain investments, including through joint ventures, in which we have a minority equity interest and lack management and operational control. The controlling joint venture partner in a joint venture investment may have business interests, strategies or goals that are inconsistent with ours, and business decisions or other actions or omissions of the controlling joint venture partner or the joint venture company may result in harm to our reputation or adversely affect the value of our investment in the joint venture. Our strategic investments may expose us to additional risks. For example, GSI's minority interest in Intershop Communications AG is governed by German law, which could subject us to liability for certain disadvantages to Intershop if we were deemed to be in control of Intershop under German law. We have also been sued by craigslist, which has alleged that we improperly misused confidential information from craigslist that we received as a minority investor. The complaint alleges breach of contract, breach of fiduciary duty, fraud, unfair competition and false advertising and seeks compensatory and punitive damages, rescission and other relief.

Our ownership of GSI Commerce, Inc. exposes us to additional risks.

Our GSI business faces certain risks and challenges not shared by our other businesses, including those described under the risk factor captions “If our GSI business is unable to enhance its platform and migrate clients to its new platform in a timely and cost-effective manner, it would be substantially harmed” and “Changes in regulations or user concerns regarding privacy and protection of user data could adversely affect our business.”

Competition for GSI's existing and potential clients is intense, and our GSI business may not be able to add new clients or keep existing clients on favorable terms, or at all. For example, a change in the management of a GSI client could adversely affect our relationship with that client. In addition, many of GSI's client contracts contain service level commitments. If our GSI business is unable to meet these commitments, its relationships with its clients could be damaged, and client rights to terminate their contracts with GSI and/or financial penalty provisions payable by GSI may be triggered. If any existing GSI clients (in particular, the large merchants and brands that GSI serves) were to exit the business we provide services to, be acquired, declare bankruptcy, suffer other financial difficulties, fail to pay amounts owed to GSI and/or terminate or modify their relationships with GSI in a manner unfavorable to us, our GSI business could be adversely affected.

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

Our GSI business holds some inventory on behalf of its ecommerce services customers. If GSI is unable to effectively manage and handle this inventory, this may result in unexpected costs that could adversely affect our GSI business. Any theft of such inventory, or damage or interruption to such inventory, including as a result of earthquakes, hurricanes, floods, fire, power loss, labor disputes, terrorist attacks and similar events and disruptions, could result in losses related to such inventory and disruptions to GSI's customers' businesses, which could in turn adversely affect our GSI business.

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

 GSI's interactive marketing services business relies on email marketing to drive consumer traffic to the websites operated by its clients. Email could become a less effective means of communicating with and marketing to consumers for a variety of reasons, including: problems with technology that make GSI's email communications more difficult to deliver and for consumers to read (e.g., the inability of smart phones or similar communication devices to adequately display email); consumers may disregard marketing emails due to the large volume of such emails they receive; the inability of filters to effectively screen for unwanted emails, resulting in increased levels of junk mail, or “SPAM,” which may overwhelm consumer's email accounts; increased use of social networking sites, which may result in decreased use of email as a primary means of communication; continued security concerns regarding Internet usage in general from viruses, worms or similar problems; and increased governmental regulation or restrictive policies adopted by Internet service providers that make it more difficult or costly to utilize email for marketing communications. If any of our GSI entities were to end up on SPAM lists or lists of entities that have been involved in sending unwanted, unsolicited emails, their ability to contact customers through email could be significantly restricted. If any of the foregoing were to occur, the demand for GSI's email marketing solutions could decrease and our GSI business could be harmed. GSI's interactive marketing services business also utilizes mobile messaging as a means of communicating with consumers, which carries risks similar to those described above for email marketing.

Our GSI business has relationships with search engines, comparison shopping sites, affiliate marketers, online advertising networks and other websites to provide content, advertising banners and other links to its clients' ecommerce businesses, and GSI relies on these relationships as significant sources of traffic to its clients' ecommerce businesses. If we are unable to maintain these relationships or enter into new relationships on acceptable terms, our ability to attract new customers could be harmed.

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

Our tickets business, which includes our StubHub business, is subject to numerous risks. Many jurisdictions have anti-scalping laws and regulations covering the resale of event tickets. Some jurisdictions prohibit the resale of event tickets at prices above the face value of the tickets or at all, or highly regulate the resale of tickets, and new laws and regulations or changes to existing laws and regulations imposing these or other restrictions may be adopted that could limit or inhibit our ability to operate, or our users' ability to continue to use, our tickets business.

Regulatory agencies or courts may claim or hold that we are responsible for ensuring that our users comply with these laws and regulations or that we or our users are either subject to licensure or prohibited from reselling event tickets in their jurisdictions. In October 2007, two plaintiffs filed a purported class action lawsuit in North Carolina Superior Court alleging that StubHub sold (and facilitated and participated in the sale) of concert tickets to plaintiffs with the knowledge that the tickets were resold in violation of North Carolina's maximum ticket resale price law (which has been subsequently amended). In

February 2011, the trial court granted plaintiffs' motion for summary judgment, concluding that immunity under the Communications Decency Act did not apply. The trial court further held that StubHub violated the North Carolina unfair and deceptive trade practices statute as it pertained to the two named plaintiffs, and certified its decision for immediate appeal to the North Carolina Court of Appeals. In February 2012, the North Carolina Court of Appeals overturned the lower court's decision. The Court of Appeals decision is now final. Similar actions are pending in other states. Laws and regulations governing the resale of event tickets outside the U.S. (for example, in Europe) may be more restrictive, and carry harsher penalties and fines, than corresponding U.S. laws and regulations. In 2012, France passed a law prohibiting the habitual resale of event tickets without permission from the event organizer. In addition, the unauthorized resale of football (soccer) tickets is illegal in the U.K., where a StubHub site was launched in 2011.

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

Our tickets business is subject to seasonal fluctuations and the general economic and business conditions that impact the sporting events and live entertainment industries. The economic downturn resulted in a decrease in ticket prices sold on our sites and negatively impacted revenue and profits. In addition, a work stoppage, strike or lockout by a professional sports league (for example, the National Hockey League lockout that ended in January 2013) that results in the cancellation of all or a portion of the games in a league's season would harm our tickets business. In addition, a portion of the tickets inventory sold by sellers on the StubHub website is processed by StubHub in digital form. Systems failures, security breaches, theft or other disruptions that result in the loss of such sellers' tickets inventory could materially harm our tickets business.

Our tickets business also faces significant competition from a number of sources, including ticketing service companies (such as Live Nation Entertainment/Ticketmaster, Comcast-Spectacor and Tickets.com), event organizers (such as professional sports teams and leagues), ticket brokers and online and offline ticket resellers, such as TicketsNow (which is owned by Live Nation Entertainment) and RazorGator. In addition, some ticketing service companies and event organizers have begun to issue event tickets through various forms of electronic ticketing systems that are designed to restrict or prohibit the transferability (and by extension, the resale) of such event tickets. Ticketing service companies have also begun to use market-based pricing strategies or dynamic pricing to charge much higher prices than they historically have for premium tickets. Besides charging higher prices, these ticketing service companies have also imposed additional restrictions on transferability for these types of tickets, such as requiring customers to pick up these tickets at will-call with the purchasing credit card. To the extent that event tickets issued in this manner cannot be resold on our websites, or to the extent that we are otherwise unable to effectively compete with these competitors, our tickets business would be harmed. Pursuant to commercial arrangements with certain of its partners, StubHub provides some of its sellers with the ability to conduct integrated resale transactions, which consumers may prefer due to, among other factors, quicker delivery and lower fraud concerns. These integrations are largely deal-dependent, and these arrangements may not be renewed on favorable terms, or at all.

Our StubHub business receives funds directly from buyers for tickets purchased from sellers, and subsequently pays the sellers upon shipment of the tickets. Intermediation of transactions between buyers and sellers could potentially subject StubHub to licensure requirements, laws and regulatory oversight in certain jurisdictions, which may harm our ticket business.

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

Our businesses all depend on attracting and retaining key personnel. Our future success will depend on our ability to attract, train, retain and motivate highly skilled technical, managerial, marketing and customer support personnel. Competition for these personnel is intense, especially in the Silicon Valley where our corporate headquarters are located, and we may be unable to successfully attract, integrate, or retain sufficiently qualified personnel. In making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the equity awards they would receive in connection with their employment. Fluctuations in our stock price may make it more difficult to retain and motivate employees.

Problems with or price increases by third parties who provide services to us or to our users could harm our business.

A number of parties provide services to us or to our users that benefit us. Such services include seller tools that automate and manage listings, merchant tools that manage listings and interface with inventory management software, storefronts that help our users list items, caching services that make our sites load faster and shipping providers that deliver goods sold on our platform, among others. In some cases we have contractual agreements with these companies that give us a direct financial interest in their success, while in other cases we have none. PayPal is dependent on the processing companies and banks that link PayPal to the payment card and bank clearing networks. Similarly, Bill Me Later relies on an unaffiliated lender in providing the Bill Me Later service and also relies heavily on third parties to operate its services, including merchant processors and payment gateways to process transactions. In addition, GSI utilizes unaffiliated payment processing companies to process transactions on the websites operated by GSI's clients, third parties to provide underlying components of its ecommerce platform, and third parties in its operations business to perform services during peak order volume periods. Financial or regulatory issues, labor issues (e.g., strikes, lockouts or work stoppages) or other problems that prevent these companies from providing services to us or our users could reduce the number of listings on our sites, make it more difficult for users to complete transactions on our websites and mobile platforms, or adversely affect GSI's ability to timely fulfill and ship products sold on the websites operated by GSI's clients, which would harm our business.

Price increases by, or service terminations, disruptions or interruptions at, companies that provide services to our users and clients (such as postal and delivery services, as well as our recently launched global shipping platform intended to facilitate cross-border transactions between buyers and sellers) could also reduce the number of listings on our websites or make it more difficult for our sellers to complete transactions or for us to timely fulfill and ship products sold on the websites operated by GSI's clients, thereby harming our business. Some third parties who provide services to us may have or gain market power and be able to increase their prices to us without competitive constraint. In addition, the U.S. Postal Service has announced that it is considering closing thousands of local post offices and ending Saturday mail delivery. While we continue to work with global carriers to offer our sellers a variety of shipping options and to enhance our shipping experience, these closures could require certain sellers to utilize alternatives which could be more expensive or inconvenient, which could in turn decrease the velocity of trade on our site, thereby harming our business. Any security breach at a company providing services to our users could also adversely affect our customers and harm our business. We have outsourced certain functions to third-party providers, including some customer support and product development functions, which are critical to our operations. If our service providers do not perform satisfactorily, our operations could be disrupted, which could result in user dissatisfaction and adversely affect our velocity of trade, business, reputation and operating results.

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

Marketplaces

Our Marketplaces businesses currently and potentially compete with a wide variety of online and offline companies providing goods and services to consumers and merchants. The Internet and mobile networks provide new, rapidly evolving and intensely competitive channels for the sale of all types of goods and services. Our Marketplaces businesses compete in two-sided markets, and must attract both buyers and sellers to use our platforms. Consumers who purchase or sell goods and services through our Marketplaces businesses have more and more alternatives, and merchants have more channels to reach consumers. We expect competition to continue to intensify. Online and offline businesses increasingly are competing with each other. The barriers to entry into these channels can be low, and businesses easily can launch online sites or mobile applications at nominal cost by using commercially available software or partnering with any of a number of successful ecommerce companies.

Consumers who might use our site to buy goods have a wide variety of alternatives, including the vast majority of traditional department, warehouse, boutique, discount and general merchandise stores (as well as the online and mobile operations of these traditional retailers), online retailers and their related mobile offerings, online and offline classified services, and other shopping channels such as offline and online home shopping networks. In the U.S., these include Wal-Mart, Target, Sears, Macy's, JC Penney, Costco, Office Depot, Staples, OfficeMax, Sam's Club, Amazon.com (which continues to expand into new geographies and lines of business), Buy.com (owned by Rakuten), Yahoo! Shopping, MSN, QVC and Home Shopping Network, among others. In addition, consumers have a large number of online and offline channels focused on one or more of the categories of products offered on our site.

Consumers also can turn to many companies that offer a variety of services that provide other channels for buyers to find and buy items from sellers of all sizes, including online aggregation and classifieds websites such as craigslist (in which we own a minority equity stake), Oodle.com and a number of international websites operated by Schibsted ASA. Consumers also can turn to shopping-comparison sites, such as Google Shopping and Bing Shopping. In certain markets, our fixed-price listing and traditional auction-style listing formats increasingly are being challenged by other formats, such as classifieds.

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

Our online shopping comparison site, Shopping.com, competes with sites such as Google Shopping, Bing Shopping, Buy.com, Nextag.com, Pricegrabber.com, Shopzilla, Buscapé in Latin America (owned by Naspers) and Yahoo! Product Search, which offer shopping search engines that allow consumers to search the Internet for specified products. In addition, sellers are increasingly utilizing multiple sales channels, including the acquisition of new customers by paying for search-related advertisements on horizontal search engine sites such as Bing, Google, Yahoo!, Naver and Baidu. We use product search engines and paid search advertising to help users find our sites, but these services also have the potential to divert users to other online shopping destinations. Consumers may choose to search for products and services with a horizontal search engine instead of our sites, and horizontal search engines may send users to other shopping destinations instead of our sites.

Consumers and merchants who might use our sites to sell goods also have many alternatives, including general online ecommerce sites such as Amazon and Etsy, and more specialized sites. Our international sites also compete for sellers with general online ecommerce sites such as: Amazon, Rakuten.de, Quelle and Otto in Germany; Leboncoin.fr and PriceMinister (owned by Rakuten) in France; Taobao in China; Tradus (owned by Naspers) in Poland; Yahoo-Kimo in Taiwan; Lotte, Naver and 11th Street in South Korea; Trading Post, OZtion and Aussie Bidder in Australia; and Amazon and Play.com (owned by Rakuten) in the United Kingdom and other countries. Our sellers may choose to sell their goods through other channels, such as classifieds sites. Consumers and merchants also can create and sell through their own sites, and may choose to purchase online advertising instead of using our services. In some countries, there are online sites that have larger customer bases and greater brand recognition than we do, as well as competitors that may have a better understanding of local culture and commerce than we do. As our businesses in developing countries grow, we increasingly may compete with domestic competitors that have advantages we do not possess, such as a greater ability to operate under local regulatory authorities.

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

We may be unable to compete successfully against current and future competitors. Some current and potential competitors have longer operating histories, larger customer bases and greater brand recognition in other business and Internet sectors than we do. Other online ecommerce sites may be acquired by, receive investments from, or enter into other commercial relationships with well-established and well-financed companies. As a result, some of our competitors with other revenue sources may be able to devote more resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote more resources to website, mobile application and systems development than we can. Some of our competitors may offer or continue to offer free shipping, favorable return policies or other transaction-related services which improve the user experience on their sites and which could be impractical or inefficient for eBay sellers to match. Our competitors may be able to innovate faster than we can, and new technologies may further increase the competitive pressures by enabling our competitors to offer more efficient or lower-cost services. Our competitors may be able to use the advantages of brick-and-mortar stores or other sorts of physical presence.

In addition, certain manufacturers may limit or cease distribution of their products through online channels such as eBay. Manufacturers may attempt to use existing or future government regulation to prohibit or limit online commerce in certain categories of goods or services. Manufacturers may also attempt to enforce minimum resale price maintenance or minimum advertised price arrangements to prevent distributors from selling on our websites or on the Internet generally, or at prices that would make our site attractive relative to other alternatives. For example, in June 2012, Adidas Group announced that it intends to restrict its dealers, on a global basis, from listing and selling Adidas and Reebok products on sites including eBay.com, and Nike Inc. and ASICS Corp. have taken steps to similarly restrict Internet sales of their products on platform sites such as eBay.com. The adoption by manufacturers of policies, or the adoption of new laws or regulations or interpretations of existing laws or regulations by government authorities, in each case discouraging or restricting the sales of goods or services over the Internet, could force eBay users to stop selling certain products on our websites. Increased competition or anti-Internet distribution policies or regulations may result in reduced operating margins, loss of market share and diminished value of our brands. As we respond to changes in the competitive environment, we may, from time to time, make pricing, service or marketing decisions or acquisitions that may be controversial with and lead to dissatisfaction among some of our sellers, which could reduce activity on our websites and harm our profitability.

Although we receive Internet traffic from several large online services and search engine providers, these arrangements may not continue on favorable terms or these companies may decide to promote competitive services. In any event, such arrangements may not result in increased usage of our sites. In addition, companies that control user access to transactions through network access, Internet browsers, mobile networks, operating systems or search engines could promote our competitors, channel current or potential users to their vertically integrated electronic commerce sites or their advertisers' sites, attempt to restrict access to our sites, or charge us substantial fees for inclusion. For example, Google increasingly may steer its users to its own sites, adversely affecting traffic to our sites. Search engines increasingly are becoming a starting point for online shopping, and as the costs of operating an online store continue to decline, online sellers may increasingly sell goods through multiple channels, which could reduce the number and value of transactions these sellers conduct through our sites.

PayPal

The markets for PayPal's products and services are intensely competitive and are subject to rapid technological change, including but not limited to: mobile payments, electronic funds transfer networks allowing Internet access, cross-border access to payment networks, creation of new payment networks, and new technologies for enabling merchants, both online and offline, to process payments more simply. PayPal faces competition and potential competition from existing online, mobile and offline payment methods, including, among others:

•	providers of traditional payment methods, particularly credit and debit cards, checks, money orders and Automated Clearing House transactions (these providers are primarily well-established banks);

•
providers of “digital wallets” which offer customers the ability to pay online or on mobile devices through a variety of payment methods, including Visa's V.me, American Express's Serve, Google Wallet and the recently announced Merchant Customer Exchange (MCX) initiative supported by Walmart, Target and other major U.S. retailers;

•
payment-card processors that offer their services to merchants, including Square, Chase Paymentech, First Data, Wells Fargo, WorldPay, Barclays Merchant Services, Global Payments, Inc., and Stripe, and payment gateways, including CyberSource and Authorize.net (both owned by Visa), Braintree and First Data;

•	Amazon Payments, which offers merchants the ability to accept credit card- and bank-funded payments from Amazon's base of online and mobile customers on the merchant's own website; and

•
providers of mobile payments, including ISIS in the U.S., Buyster in France, Mpass in Germany, Weve in the U.K., Boku, Venmo (acquired by Braintree) and Crandy, many of which are owned by or supported by major mobile carriers.

PayPal also faces competition and potential competition from:

•	money remitters such as MoneyGram, Western Union, Global Payments, Inc. and Euronet;

•	bill payment services, including CheckFree, a subsidiary of Fiserv;

•
services that provide online merchants the ability to offer their customers the option of paying for purchases from their bank account or paying on credit, including ClearXchange (a joint venture among Wells Fargo, Bank of America and JP Morgan Chase), Western Union's WU Pay, Dwolla, Acculynk, TeleCheck (a subsidiary of First Data), iDEAL in the Netherlands, Sofortuberweisung in Germany and the recently-announced MyBank pan-European initiative;

•	issuers of stored value targeted at online payments, including NetSpend, Green Dot, PayNearMe and UKash;

•	online payment-services providers such as AliPay, the PayU group of companies (owned by Naspers), PagSeguro, Bcash (owned by Naspers) and Klarna;

•	other providers of online account-based payments, such as Skrill, ClickandBuy (owned by Deutsche Telekom), Barclays Pingit in the U.K., Kwixo in France, and Paymate and Visa PayClick in Australia;

•	payment services targeting users of social networks and online gaming, including PlaySpan (owned by Visa), Boku and Bango;

•
payment services enabling banks to offer their online banking customers the ability to send and receive payments through their bank account, including ZashPay from Fiserv and Popmoney from CashEdge (recently acquired by Fiserv), both of which have announced collaboration agreements with Visa; and

•	online shopping services that provide special offers linked to a specific payment provider, such as Visa's RightCliq, MasterCard MarketPlace, TrialPay and Tapjoy.

Some of these competitors have longer operating histories, significantly greater financial, technical, marketing, customer service and other resources, greater brand recognition, or a larger base of customers than PayPal, and may be also be able to leverage other affiliated businesses for competitive advantage. PayPal's competitors may be able to innovate and respond to new or emerging technologies and changes in customer requirements faster and more effectively than PayPal. Some of these competitors may also be subject to less burdensome licensing, anti-money laundering, counter-terrorist financing and other regulatory requirements than PayPal, which is subject to additional regulations based on, among other factors, its licensure as a bank in Luxembourg. They may devote greater resources to the development, promotion, and sale of products and services than PayPal, and they may offer lower prices. For example, Google previously has offered free payments processing on transactions in amounts proportionate to certain advertising spending with Google. We also expect new entrants, such as MCX, to offer competitive products and services. In addition, some merchants provide such services to themselves. Competing services tied to established banks and other financial institutions may offer greater liquidity and engender greater consumer confidence in the safety and efficacy of their services than PayPal. In addition, in certain countries, such as Germany, Netherlands and Australia, electronic funds transfer is a leading method of payment for both online and offline transactions. In the U.K., the Payments Council has announced that mobile payments between bank accounts will be broadly available beginning in 2014. As in the U.S., established banks and other financial institutions that do not currently offer online payments could quickly and easily develop such a service.

The principal competitive factors for PayPal include the following:

•	ability to attract, retain and engage both buyers and sellers with relatively low marketing expense;

•	ability to show that sellers will achieve incremental sales by offering PayPal;

•	security of transactions and the ability for buyers to use PayPal without sharing their financial information with the seller;

•	low fees and simplicity of fee structure;

•	ability to develop services across multiple commerce channels, including mobile payments and payments at the physical point of sale;

•	trust in PayPal's dispute resolution and buyer and seller protection programs;

•	customer service; and

•	brand recognition.

With respect to our online competition, additional competitive factors include:

•	website and mobile application onboarding, ease-of-use and accessibility;

•	system reliability;

•	data security; and

•	quality of developer tools such as our Application Programming Interfaces and Software Development Kits.

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
Ecommerce Services

The market for the development and operation of ecommerce services that enable companies to operate ecommerce businesses and integrate their ecommerce businesses into their multichannel retail offerings is continuously evolving and intensely competitive. In our ecommerce services business, we face competition from in-house ecommerce solutions, technology and service providers which supply one or more components of an ecommerce solution, and other providers of integrated ecommerce solutions. Many of our prospective ecommerce services clients evaluate managing all or some aspects of an ecommerce operation with internal resources. As a result, we often compete with in-house solutions promoted and supported by internal information technology staffs, merchandising groups, and other internal corporate constituencies as well as with technology and service providers that supply one or more components of an ecommerce solution that allow prospective clients to develop and operate their ecommerce business in-house. This group of providers may include the prospective client itself and companies that offer: Web platforms (e.g., Art Technology Group (owned by Oracle), IBM, Amazon, Demandware and Microsoft); customer care/call center services (e.g., West Communications, Amazon, Sykes Enterprises, and Convergys); fulfillment and logistics (e.g., PFS Web, Amazon, Innotrac, DHL, and UPS); and systems integrators and technology providers (e.g., Accenture, EDS, Sapient, Infosys, Oracle and IBM).

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

Our ecommerce services and interactive marketing services businesses have competitors with longer operating histories, larger customer bases, greater brand recognition and greater financial, marketing and other resources. Those competitors may be able to secure components of their technology and services on more favorable terms and devote more resources to technology development and marketing than our ecommerce services and interactive marketing services business. In addition, as we expand our ecommerce services and interactive marketing services businesses internationally, we will face increased competition from global and local companies which may have a greater understanding of, and focus on, the local customer. Lastly, as our current and prospective clients seek a larger global presence and target new markets abroad, we increasingly will compete with ecommerce services competitors on the basis of our international ecommerce solutions.

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

Anything that diverts our users from their customary level of usage of our websites or mobile applications could adversely affect our business. We would therefore be adversely affected by geopolitical events such as war, the threat of war, or terrorist activity, and natural disasters, such as hurricanes or earthquakes. Similarly, our results of operations historically have experienced seasonal fluctuations because many of our users reduce their activities on our websites with the onset of good weather during the summer months, and on and around national holidays. In addition, our GSI business is highly seasonal, with the fourth quarter holiday season accounting for a disproportionate amount of GSI's net revenues due to consumers increasing their purchases and businesses increasing their advertising to consumers during that period, and any factors that limit or dampen consumer spending during the fourth quarter holiday season could harm our GSI business. In addition, increased usage of social networking or other entertainment websites or mobile applications may decrease the amount of time users spend on our websites or mobile applications, which could adversely affect our financial results.

Our failure to cost-effectively manage certain aspects of our business could harm us.

We have expanded significantly our headcount, facilities and infrastructure in the U.S. and internationally, and anticipate that further expansion in certain areas and geographies will be required for some of our businesses. We are also increasing our product and service offerings across our businesses. This expansion increases the complexity of our businesses and places a significant strain on our management, operational and financial resources. The areas of our business that are put under strain by our growth include the following:

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

•
Technology Platforms. We continue to focus on upgrading and developing our systems and infrastructure to accommodate the growth of our businesses and to improve the functionality and reliability of our websites and services at a reasonable cost while maintaining 24/7 operations. Risks associated with our failure to do so are described under the captions “If we are unable to cost-effectively upgrade and expand our websites, services and platforms, our business would suffer” and “Systems failures and resulting interruptions in the availability of our websites, applications, products or services could harm our business.”

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

The determination of our worldwide provision for income taxes and other tax liabilities requires estimation and significant judgment, and there are many transactions and calculations where the ultimate tax determination is uncertain. Like many other multinational corporations, we are subject to tax in multiple U.S. and foreign tax jurisdictions and have structured our operations to reduce our effective tax rate. Our determination of our tax liability is always subject to audit and review by applicable domestic and foreign tax authorities, and we are currently undergoing a number of investigations, audits and reviews by taxing authorities throughout the world, including with respect to our tax structure. Governments are increasingly focused on ways to increase revenues, which has contributed to an increase in audit activity and harsher stances taken by tax authorities. Any adverse outcome of any such audit or review could have a negative effect on our business, operating results and financial condition, and the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made. While we have established reserves based on assumptions and estimates that we believe are reasonable to cover such eventualities, these reserves may prove to be insufficient in the event that any taxing authority is successful in asserting tax positions that are contrary to our positions.

In light of serious ongoing fiscal challenges in the U.S. and many countries in Europe, various levels of government are also increasingly focused on tax reform and other legislative action to increase tax revenue, including corporate income taxes.  For example, the economic downturn reduced tax revenues for U.S. federal and state governments, and a number of proposals to increase taxes from corporate entities have been implemented or are being considered at various levels of government. Among the options have been a range of proposals included in the tax and budget policies recommended to the U.S. Congress by the U.S. Department of the Treasury to modify the federal tax rules related to the imposition of U.S. federal corporate income taxes for companies operating in multiple U.S. and foreign tax jurisdictions. If such proposals are enacted into law, this could increase our effective tax rate. A number of U.S. states have likewise attempted to increase corporate tax revenues by taking an expansive view of corporate presence to attempt to impose corporate income taxes and other direct business taxes on companies that have no physical presence in their state, and taxing authorities in foreign jurisdictions may take similar actions. Many U.S. states are also altering their apportionment formulas to increase the amount of taxable income/loss attributable to their state from certain out-of-state businesses. Companies that operate over the Internet, such as eBay, are a target of some of these efforts. If more taxing authorities are successful in applying direct taxes to Internet companies that do not have a physical presence in the jurisdiction, this could increase our effective tax rate.

Our developer platforms, which are open to merchants and third-party developers, subject us to additional risks.

In 2009, we launched the PayPal Developer Platform to enable third-party developers to access a wide variety of PayPal product and programming code specifications and to connect to select PayPal payment application programming interfaces (APIs). We also began providing a software tool kit for building mobile payments applications, and enabling third-party developers to access certain APIs with respect to our Marketplaces platforms. In August 2011, we acquired Magento, Inc. (now X.commerce, Inc.) which includes an open platform for merchants and developers. There can be no assurance that merchants or third-party developers will develop and maintain applications and services on our open platforms on a timely basis or at all, and a number of factors could cause such third-party developers to curtail or stop development for our platforms. In addition, our business is subject to many regulatory restrictions, which may be contravened by such third party applications. If this were to occur, we could be liable for the regulatory failure and our business could be adversely affected.

There are risks associated with our indebtedness.

At December 31, 2012, we had approximately $4.5 billion of senior unsecured indebtedness and no indebtedness outstanding under our $2.0 billion commercial paper program, although from time to time we have made substantial borrowings under our commercial paper program. We also have a $3.0 billion revolving credit facility, under which we maintain $2.0 billion of available borrowing capacity in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they come due. As of December 31, 2012, no borrowings or letters of credit were outstanding under this revolving credit facility and, accordingly, $1.0 billion of borrowing capacity was available for other purposes permitted by this credit facility.

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

Our ability to make payments of principal of and interest on our indebtedness depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our consolidated results of operations and financial condition, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to, among other things:

•	repatriate funds to the U.S. at substantial tax cost;

•	seek additional financing in the debt or equity markets;

•	refinance or restructure all or a portion of our indebtedness;

•	sell selected assets;

•	reduce or delay planned capital expenditures; or

•	reduce or delay planned operating expenditures.

Such measures might not be sufficient to enable us to service our debt. In addition, any such financing, refinancing or sale of assets might not be available on economically favorable terms or at all.

We depend on the continued growth of online and mobile commerce.

The business of selling goods over the Internet and mobile networks, particularly through online trading, is dynamic and relatively new. Concerns about fraud, privacy and other problems may discourage additional consumers from adopting the Internet or mobile devices as modes of commerce, or may prompt consumers to offline channels. In countries such as the U.S., Germany, Korea and the U.K., where our services and online commerce generally have been available for some time and the level of market penetration of our services is high, acquiring new users for our services may be more difficult and costly than it has been in the past. Moreover, the growth rates of Internet users are slowing in many countries where we have a significant presence. In order to expand our user base, we must appeal to and acquire consumers who historically have used traditional means of commerce to purchase goods and may prefer Internet analogues to such traditional retail means, such as the retailer's own website, to our offerings. If these consumers prove to be less active than our earlier users due to lower levels of willingness to use the Internet or mobile devices for commerce for any reason, including lack of access to high-speed communications equipment, congestion of traffic on the Internet, Internet or mobile network outages or delays, disruptions or other damage to users' computers or mobile devices, and we are unable to gain efficiencies in our operating costs, including our cost of acquiring new users, our business could be adversely impacted.

Our businesses depend on continued and unimpeded access to the Internet, as well as access to mobile networks. Internet service providers and mobile network operators may be able to block, degrade, or charge us or our users additional fees for our offerings, which could harm our business.

Our customers rely on access to the Internet or mobile networks to use our products and services. In many cases, that access is provided by companies that compete with at least some of our offerings, including incumbent telephone companies, cable companies, mobile communications companies and large Internet service providers. Some of these providers have stated that they may take measures that could degrade, disrupt, or increase the cost of customers' use of our offerings by restricting or prohibiting the use of their infrastructure to support or facilitate our offerings, or by charging increased fees to us or our users to provide our offerings. Mobile network operators or operating system providers could block or place onerous restrictions on our ability to offer our mobile applications in their mobile application stores. Internet service providers or mobile network operators could attempt to charge us each time our customers use our offerings. Worldwide, a number of companies have announced plans to take such actions or are selling products designed to facilitate such actions. The United States Federal Communications Commission enacted rules in December 2010 (Preserving the Open Internet Broadband Industry Practices (FCC-10-201)) establishing baseline restrictions that would regulate the ability of Internet access companies to interfere with Internet traffic transported over wired and wireless networks. A decision from the D.C. Circuit Court of Appeals is expected in early 2013. Pending greater regulatory and judicial clarity, any interference with our offerings or higher charges for access to our offerings, whether paid by us or by our customers, could cause us to lose existing customers, impair our ability to attract new customers and harm our revenue and growth.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2: PROPERTIES
We own and lease various properties in the U.S. and 33 other countries around the world. We use the properties for executive and administrative offices, data centers, product development offices, fulfillment centers and customer service offices. As of December 31, 2012, our owned and leased properties provided us with aggregate square footage as follows:

	United States	Other Countries	Total
	(In millions)
Owned facilities*	2.6	—	2.6
Leased facilities	4.9	3.0	7.9
Total facilities	7.5	3.0	10.5
* We also own approximately 96 acres of land in Utah, of which approximately 60 aces are currently under development and the remaining acres remain available for future development, if necessary, to accommodate future growth.
Our corporate headquarters are located in San Jose, California and occupy approximately 0.2 million square feet. As of December 31, 2012, the total square footage generally used by each of our reportable segments was as follows:

	Marketplaces	Payments	GSI	Total
	(In millions)
Total facilities	2.9	2.7	4.7	10.3
From time to time we consider various alternatives related to long-term facilities needs. While we believe our existing facilities are adequate to meet our immediate needs, it may become necessary to develop and improve land we own or lease or acquire additional or alternative space to accommodate any future growth.

ITEM 3: LEGAL PROCEEDINGS

Overview
We are involved in legal proceedings on an ongoing basis. If we believe that a loss arising from such matters is probable and can be reasonably estimated, we accrue the estimated liability in our financial statements. If only a range of estimated losses can be determined, we accrue an amount within the range that, in our judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we accrue the low end of the range. Amounts accrued for legal proceedings for which we believe a loss is probable were not material for the year ended December 31, 2012. Except as otherwise noted, we have concluded that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our accruals are also not material. For those proceedings in which an unfavorable outcome is reasonably possible but not probable, we have disclosed an estimate of the reasonably possible loss or range of losses or we have concluded that an estimate of the reasonably possible loss or range of losses arising directly from the proceeding (i.e., monetary damages or amounts paid in judgment or settlement) are not material. If we cannot estimate the probable or reasonably possible loss or range of losses arising from a legal proceeding, we have disclosed that fact.
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

eBay's Korean subsidiary, IAC (which has merged into Gmarket and is now named eBay Korea), has notified its approximately 20 million users of a January 2008 data breach involving personally identifiable information including name, address, resident registration number and some transaction and refund data (but not including credit card information or real time banking information). Approximately 149,000 users sued IAC over this breach in several lawsuits in Korean courts and more may do so in the future (including after final determination of liability). Trial for a group of representative suits began in

August 2009 in the Seoul District Court, and trial for a group of 23 other suits began in September 2009 in the Seoul District Court. There is some precedent in Korea for a court to grant “consolation money” for data breaches without a specific finding of harm from the breach. Such precedents have involved payments of up to approximately $200 per user. In January 2010, one bench of the Seoul District Court ruled that IAC had met its obligations with respect to defending the site from intrusion and, accordingly, had no liability for the breach. This ruling has been appealed by approximately 34,000 plaintiffs to the Seoul High Court. In September 2012, a bench of the Seoul High Court announced its decision upholding the Seoul District Court's 2010 decision for three cases involving 55 plaintiffs. The remaining cases before the Seoul High Court are currently being heard de novo, and a decision is expected in 2013. In January 2013, the Seoul Western District Court ruled in favor of IAC with respect to two cases filed by 2,291 plaintiffs following the January 2010 ruling.

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

From time to time, we are involved in other disputes or regulatory inquiries that arise in the ordinary course of business, including suits by our users (individually or as class actions) alleging, among other things, improper disclosure of our prices, rules or policies, that our prices, rules, policies or customer/user agreements violate applicable law, or that we have not acted in conformity with such prices, rules, policies or agreements. The number and significance of these disputes and inquiries are increasing as our company has grown larger, our businesses have expanded in scope (both in terms of the range of products and services that we offer and our geographical operations) and our products and services have increased in complexity. Any claims or regulatory actions against us, whether meritorious or not, could be time consuming, result in costly litigation, damage awards (including statutory damages for certain causes of action in certain jurisdictions), injunctive relief or increased costs of doing business through adverse judgment or settlement, require us to change our business practices in expensive ways, require significant amounts of management time, result in the diversion of significant operational resources or otherwise harm our business.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of Common Stock
Our common stock has been traded on The Nasdaq Global Select Market (formerly The Nasdaq National Market) under the symbol “EBAY” since September 24, 1998. The following table sets forth the high and low closing sale prices per share of our common stock, as reported by The Nasdaq Global Select Market, for the following periods.

	High	Low
Year Ended December 31, 2012
First Quarter	$38.08	$30.16
Second Quarter	43.50	35.47
Third Quarter	50.83	38.60
Fourth Quarter	52.82	46.22

	High	Low
Year Ended December 31, 2011
First Quarter	$34.69	$27.70
Second Quarter	34.39	28.35
Third Quarter	34.42	26.95
Fourth Quarter	33.87	28.11
As of January 21, 2013, there were approximately 4,800 holders of record of our common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock.
Dividend Policy
We have never paid cash dividends on our stock and do not anticipate paying cash dividends in the foreseeable future.

Performance Measurement Comparison
The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on December 31, 2007 (the last trading day for the year ended December 31, 2007) in (i) our common stock, (ii) the Nasdaq Composite Index, (iii) the S&P 500 Index and (iv) the S&P North American Technology Internet Index (the successor to the GSTI Internet Index). The S&P North American Technology Internet Index is a modified-capitalization weighted index representing the Internet industry, including Internet software and services and Internet retail companies. Our stock price performance shown in the graph below is not indicative of future stock price performance.

The following graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any past or future filing with the SEC, except to the extent that such filing specifically states that such graph and related information are incorporated by reference into such filing.

$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$0.00
U.S. Dollar
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
eBay
S&P North America Technology Internet Index
Nasdaq Composite Index
S&P 500 Index

Stock repurchase activity during the three months ended December 31, 2012 was as follows:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs (1)
October 31, 2012	2,100,000	$48.67	2,100,000	$2,137,109,403
November 30, 2012	2,400,000	$49.81	2,400,000	$2,017,569,433
December 31, 2012	665,000	$52.07	665,000	$1,982,941,761
	5,165,000		5,165,000
(1)     In September 2010, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $2 billion of our common stock, with no expiration from the date of authorization. In June 2012, our Board of Directors authorized an additional stock repurchase program that provides for the repurchase of up to an additional $2 billion of our common stock, with no expiration from the date of authorization. These stock repurchase programs are intended to offset the impact of dilution from our equity compensation programs. As of December 31, 2012, we had repurchased the full amount of stock permitted under the 2010 stock repurchase program and approximately $2.0 billion remained for further repurchases of our common stock under the 2012 stock repurchase program.

ITEM 6: SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and “Management's Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The consolidated statement of income data and the consolidated balance sheet data for the years ended, and as of, December 31, 2012, 2011, 2010, 2009 and 2008 are derived from our audited consolidated financial statements.

	Year Ended December 31,
	2012	2011 (2)	2010	2009 (3)	2008
	(In millions, except per share amounts)
Consolidated Statement of Income Data: (1)
Net revenues	$14,072	$11,652	$9,156	$8,727	$8,541
Gross profit	9,856	8,191	6,592	6,248	6,313
Income from operations	2,888	2,373	2,054	1,457	2,076
Income before income taxes	3,084	3,910	2,098	2,879	2,184
Net income	2,609	3,229	1,801	2,389	1,779
Net income per share:
Basic	$2.02	$2.50	$1.38	$1.85	$1.37
Diluted	$1.99	$2.46	$1.36	$1.83	$1.36
Weighted average shares:
Basic	1,292	1,293	1,306	1,290	1,303
Diluted	1,313	1,313	1,327	1,305	1,313

	As of December 31,
	2012	2011	2010	2009	2008
	(In millions)
Consolidated Balance Sheet Data: (1)
Cash and cash equivalents	$6,817	$4,691	$5,577	$4,000	$3,189
Short-term investments	2,591	1,238	1,045	944	164
Long-term investments	3,044	2,453	2,492	1,382	106
Working capital (4)	10,474	5,927	6,548	4,818	2,582
Total assets	37,074	27,320	22,004	18,408	15,592
Short-term debt	413	565	300	—	1,000
Long-term debt	4,106	1,525	1,494	—	—
Total stockholders' equity	20,865	17,930	15,302	13,788	11,084

(1)
Includes the impact of acquisitions as well as the impact from dispositions. For a summary of recent significant acquisitions and dispositions, please see “Note 3 - Business Combinations and Divestitures” to the consolidated financial statements included in this report.

(2)
The consolidated statement of income data for the year ended December 31, 2011 includes a loss on divested business of $256.5 million and a gain on the sale of our remaining 30% equity interest in Skype of approximately $1.7 billion. See "Note 3 - Business Combinations and Divestitures" to the consolidated financial statements included in this report.

(3)
The consolidated statement of income data for the year ended December 31, 2009 includes a $343.2 million charge related to the settlement of a lawsuit between Skype, Joltid and entities controlled by Joltid’s founders and a $1.4 billion gain on the sale of Skype.

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
In 2012, net revenues increased 21% to $14.1 billion compared to $11.7 billion in 2011, driven primarily by increases in net revenues from each of our business segments. We achieved an operating margin of 21% in 2012 compared to 20% in 2011. Our diluted earnings per share decreased to $1.99 in 2012, a $0.47 decrease per share compared to 2011, driven primarily by the gain resulting from the sale of our remaining 30% equity interest in Skype in 2011, offset in part by growth in 2012 net revenues and a lower effective tax rate. We generated cash flow from operations of approximately $3.8 billion in 2012 compared to $3.3 billion in 2011.

Our Marketplaces segment total net revenues increased $756 million, or 11%, in 2012 compared to 2011. The increase in total net revenues was driven primarily by an increase in GMV (as defined below) excluding vehicles of 12%, which was attributable to strong growth across all regions, partially offset by the negative impact of foreign currency movements relative to the U.S. dollar. Our Marketplaces segment operating margin of 39.8% for 2012 remained flat compared to 2011.
Our Payments segment total net revenues increased $1.2 billion, or 26%, in 2012 compared to 2011. The increase in total net revenues was driven primarily by a year-over-year increase in net TPV (as defined below) of 22% due to the expansion of our global footprint with international net TPV increasing 26% in 2012 versus 2011. Our Payments segment operating margin increased 2 percentage points in 2012 compared to 2011, due primarily to a higher take rate and lower transaction processing costs.
Our GSI segment had total net revenues of $1.1 billion in 2012 and a segment operating margin of 11.8%. Net revenues attributable to the GSI segment for 2011 are reflected from June 17, 2011 (the date the acquisition of GSI was completed). Accordingly, comparisons with GSI's net revenues for 2012 to 2011 are not meaningful.
In 2011, net revenues increased 27% to $11.7 billion compared to $9.2 billion in 2010, driven primarily by a 29% increase in PayPal net TPV and a 13% increase in Marketplaces GMV excluding vehicles, as well as the impact from GSI, which we acquired in June 2011. We achieved an operating margin of 20% in 2011 compared to 22% in 2010. This reduction in operating margin was driven primarily by the impact of acquisitions. Our diluted earnings per share increased to $2.46 in 2011, a $1.10 increase compared to 2010, driven primarily by a gain resulting from the sale of our remaining 30% interest in Skype and growth in net revenue, partially offset by the impact of a loss on a divested business, acquisitions and a higher tax rate. We generated cash flow from operations of approximately $3.3 billion in 2011 compared to $2.7 billion in 2010.

Some key operating metrics that members of our senior management regularly review to evaluate our financial results include net promoter score (NPS), market share, GMV, GMV excluding vehicles, number of sold items, net TPV, Merchant

Services net TPV (as defined below), on eBay net TPV (as defined below), net number of payments, penetration rates, active registered accounts, funding mix (the mix of payments vehicles, such as credit cards, debit cards, bank accounts and PayPal accounts, used by customers to make payments through our Payments networks), global ecommerce (GeC) Merchandise Sales (as defined below), same store sales, free cash flow (a non-GAAP measure, which we define as net cash provided by operating activities less purchases of property and equipment, net) and revenue excluding acquisitions and foreign currency impact (also a non-GAAP measure).
We define GMV as the total value of all successfully closed items between users on our eBay Marketplaces trading platforms (excluding eBay's classifieds websites, brands4friends and Shopping.com) during the applicable period, regardless of whether the buyer and seller actually consummated the transaction. We define net TPV as the total dollar volume of payments, net of payment reversals, successfully completed through our Payments networks, Bill Me Later accounts and Zong during the applicable period, excluding PayPal's payment gateway business. We define Merchant Services net TPV as the total dollar volume of payments, net of payment reversals, successfully completed through our Payments networks, Bill Me Later accounts and Zong during the applicable period, excluding PayPal's payment gateway business and payments for transactions on eBay Marketplaces and GSI platforms. We define on eBay net TPV as the total dollar volume of payments, net of payment reversals, successfully completed through our Payments networks during the applicable period for transactions on eBay Marketplaces and GSI platforms. We define GeC Merchandise Sales as the retail value of all sales transactions, inclusive of freight charges and net of allowance for returns and discounts, which flow through the GSI ecommerce services platform during the applicable period, whether we record the full amount of such transaction as a product sale or a percentage of such transaction as a service fee.

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

The following table sets forth the breakdown of net revenues by type and geography for the periods presented.

	Year Ended December 31,
	2012	2011(1)	2010
	(In millions, except percentage changes)
Net Revenues by Type:
Net transaction revenues
Marketplaces	$6,078	$5,431	$4,800
Payments	5,146	4,123	3,261
GSI	850	460	—
Total net transaction revenues	12,074	10,014	8,061
Marketing services and other revenues
Marketplaces	1,320	1,211	921
Payments	428	289	174
GSI	233	130	—
Corporate and other	39	8	—
Total marketing services and other revenues	2,020	1,638	1,095
Elimination of inter-segment net revenue (2)	(22)	—	—
Total net revenues	$14,072	$11,652	$9,156
Net Revenues by Geography:
U.S.	$6,778	$5,484	$4,214
International	7,294	6,168	4,942
Total net revenues	$14,072	$11,652	$9,156

(1) Includes data for GSI since June 17, 2011, the date the acquisition of GSI was completed.
(2) Represents net revenue generated between our reportable segments.

Revenues are attributed to U.S. and international geographies based primarily upon the country in which the seller, payment recipient, customer, website that displays advertising, or other service provider, as the case may be, is located.

Because we generated a majority of our net revenues internationally in recent periods, including the years ended December 31, 2012, 2011 and 2010, we are subject to the risks of doing business in foreign countries as discussed under “Item 1A: Risk Factors.” In that regard, fluctuations in foreign currency exchange rates impact our results of operations. We have a foreign exchange risk management program that is designed to reduce our exposure to fluctuations in foreign currencies; however, the effectiveness of this program in mitigating the impact of foreign currency fluctuations on our results of operations varies from period to period, and in any given period, our operating results are usually affected, sometimes significantly, by changes in currency exchange rates. Fluctuations in exchange rates also directly affect our cross-border revenue. We calculate the year-over-year impact of foreign currency movements on our business using prior period foreign currency rates applied to current year transactional currency amounts.

For the year ended December 31, 2012, foreign currency movements relative to the U.S. dollar negatively impacted net revenues by approximately $206 million (net of a $44 million positive impact from hedging activities relating to PayPal's net revenue) compared to the prior year. Foreign currency movements relative to the U.S. dollar for the year ended December 31, 2012 negatively impacted Marketplaces, Payments, and GSI net revenues by approximately $172 million, $33 million and $1 million, respectively, compared to the prior year (net of the impact of hedging activities, noted above, in the case of Payments net revenues).

For the year ended December 31, 2011, foreign currency movements relative to the U.S. dollar positively impacted net revenues by approximately $202 million (net of $26 million negative impact from hedging activities relating to PayPal's net revenue) compared to the prior year. Foreign currency movements relative to the U.S. dollar for the year ended December 31, 2011, positively impacted Marketplaces and Payments net revenues by approximately $167 million and $36 million, respectively, compared to the prior year (net of the impact of hedging activities, noted above, in the case of Payments net revenues).

The following table sets forth, for the periods presented, certain key operating metrics that we believe are significant factors affecting our net revenues.

	Year Ended December 31,			Percent Change from	Percent Change from
	2012	2011	2010	2011 to 2012	2010 to 2011
	(In millions, except percentage changes)
Supplemental Operating Data:
Marketplaces Segment: (1)
GMV excluding vehicles (2)	$67,763	$60,332	$53,532	12%	13%
GMV vehicles only (3)	7,613	8,301	8,287	(8)%	—%
Total GMV (4)	$75,376	$68,633	$61,819	10%	11%
Payments Segment:
Merchant Services net TPV (5)	$97,277	$77,700	$57,232	25%	36%
On eBay net TPV (6)	$47,660	$41,058	$34,724	16%	18%
Net TPV (7)	$144,937	$118,758	$91,956	22%	29%
GSI Segment:
GeC Merchandise Sales (8)	$3,682	$2,046	$—	N/A	N/A

(1)	eBay's classifieds websites, brands4friends and Shopping.com are not included in these metrics.

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

(8)
Represents the retail value of all sales transactions, inclusive of freight charges and net of allowance for returns and discounts, which flow through the GSI ecommerce services platform during the period, whether we record the full amount of such transaction as a product sale or a percentage of such transaction as a service fee. Includes data for GSI since June 17, 2011, the date the acquisition of GSI was completed. Accordingly, the percent change in GSI's metrics between 2011 and 2012 is not meaningful.

Seasonality

The following table sets forth, for the periods presented, our total net revenues and the sequential quarterly movements of these net revenues:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In millions, except percentage changes)
2010
Net revenues	$2,196	$2,215	$2,249	$2,495
Percent change from prior quarter	(7)%	1%	2%	11%
2011 (1)
Net revenues	$2,546	$2,760	$2,966	$3,380
Percent change from prior quarter	2%	8%	7%	14%
2012
Net revenues	$3,277	$3,398	$3,404	$3,992
Percent change from prior quarter	(3)%	4%	—%	17%

(1)	Net revenues attributable to the GSI segment are reflected beginning from June 17, 2011 (the date the acquisition of GSI was completed).

We expect transaction activity patterns on our websites to mirror general consumer buying patterns. Our GSI segment is highly seasonal. The fourth calendar quarter typically accounts for a disproportionate amount of GSI's total annual revenue because consumers increase their purchases and businesses increase their advertising to consumers during the fourth quarter holiday season.

Marketplaces Net Transaction Revenues
Marketplaces net transaction revenues increased $647 million, or 12%, in 2012 compared to 2011, consistent with the increase in GMV excluding vehicles of 12% in 2012 compared to 2011. The increases in net transaction revenue and GMV excluding vehicles were due primarily to strong growth across all regions, partially offset by the negative impact of approximately $118 million in foreign currency movements relative to the U.S. dollar.

Marketplaces net transaction revenues increased $631 million, or 13%, in 2011 compared to 2010, consistent with the increase in GMV excluding vehicles of 13% in 2011 compared to 2010. The increases in net transaction revenue and GMV excluding vehicles were due primarily to improvements in the shopping experience, foreign currency movements relative to the U.S. dollar and continued growth at StubHub. Net transaction revenues and GMV excluding vehicles increased in the U.S., Europe and Asia in 2011 compared to 2010.
Marketplaces net transaction revenues earned internationally totaled $3.4 billion, $3.1 billion and $2.7 billion in 2012, 2011 and 2010, respectively, representing 56% of total Marketplaces net transaction revenues in all three periods. The increase in the dollar amount of international net transaction revenues was due primarily to growth in our existing international markets.

Payments Net Transaction Revenues

Payments net transaction revenues increased $1 billion, or 25%, during 2012 compared to 2011, due primarily to net TPV growth of 22% and a higher take rate. The increase in net TPV was due primarily to growth in consumer and merchant adoption and use of PayPal both on and off eBay. Our Merchant Services net TPV increased 25% during 2012 compared to 2011, and represented 67% of PayPal's net TPV in 2012, compared with 65% in 2011. On eBay net TPV increased 16% during 2012 compared to 2011, and represented 33% of PayPal's net TPV in 2012. The increase in the take rate was driven primarily by foreign exchange income, gains from hedging activities and the full year impact from our acquisition of Zong (acquired in August 2011).

Payments net transaction revenues increased $862 million, or 26%, during 2011 compared to 2010, due primarily to net TPV growth of 29%. The increase in net TPV was due primarily to growth in consumer and merchant adoption of PayPal. Our Merchant Services net TPV increased 36% during 2011 compared to 2010, and represented 65% of PayPal's net TPV in 2011, compared with 62% in 2010. The increase in our Merchant Services net TPV was due primarily to an increase in the number of online merchants offering PayPal as a payment option.

Payments net transaction revenues earned internationally totaled $2.8 billion, $2.2 billion and $1.6 billion in 2012, 2011 and 2010, representing 55%, 53% and 49% of total Payments net transaction revenues, respectively. The increase in international net transaction revenues was due primarily to the growth of our Merchant Services business and increased penetration on eBay Marketplaces platforms internationally.

GSI Net Transaction Revenues

GSI net transaction revenues were $850 million in 2012 and $460 million in 2011. Net transaction revenues attributable to the GSI segment for 2011 are reflected from June 17, 2011 (the date the acquisition of GSI was completed). Accordingly, comparisons of GSI's net transaction revenues for 2012 to 2011 are not meaningful.

Marketing Services and Other Revenues

Marketing services and other revenues increased $382 million, or 23%, in 2012 compared to 2011, and represented 14% of total net revenues for both periods. The increase in marketing services and other revenues was due primarily to growth in our Bill Me Later portfolio of receivables from loans, as well as increased revenue from our advertising business.

Marketing services and other revenues increased $543 million, or 50%, in 2011 compared to 2010, and represented 14% and 12% of total net revenues in 2011 and 2010, respectively. The increase in marketing services and other revenues was primarily due to the acquisitions of GSI and brands4friends and an increase in revenues attributable to our classifieds business and advertising business, as well as interest earned on our Bill Me Later portfolio of receivables from loans.

Summary of Cost of Net Revenues

The following table summarizes changes in cost of net revenues for the periods presented:

	Year Ended December 31,			Change from 2011 to 2012		Change from 2010 to 2011
	2012	2011	2010	in Dollars	in %	in Dollars	in %
	(In millions, except percentages)
Cost of net revenues:
Marketplaces	$1,273	$1,210	$1,071	$63	5%	$139	13%
As a percentage of total Marketplaces net revenues	17.2%	18.2%	18.7%
Payments	2,209	1,866	1,493	343	18%	373	25%
As a percentage of total Payments net revenues	39.6%	42.3%	43.5%
GSI (1)	696	374	—	322	N/A	374	N/A
As a percentage of total GSI net revenues	64.2%	63.4%	N/A
Corporate and other	38	11	—	27	N/A	11	N/A
Total cost of net revenues	$4,216	$3,461	$2,564	$755	22%	$897	35%
As a percentage of net revenues	30%	29.7%	28.0%

(1)
Cost of net revenues attributable to the GSI segment for 2011 are reflected from June 17, 2011 (the date the acquisition of GSI was completed). Accordingly, the percent changes in GSI's cost of revenues between 2011 and 2012 are not meaningful.

Cost of net revenues consists primarily of costs associated with payment processing, interest expense on borrowings incurred to finance Bill Me Later's portfolio of loan receivables, customer support, site operations and fulfillment. Significant components of these costs include bank transaction fees, credit card interchange and assessment fees, interest expense on indebtedness incurred to finance the purchase of consumer loan receivables related to Bill Me Later accounts, employee compensation, contractor costs, facilities costs, depreciation of equipment and amortization expense.

Marketplaces

Marketplaces cost of net revenues increased $63 million, or 5%, in 2012 compared to 2011. The increase was due primarily to increases in our customer support costs and site operations associated with our GMV growth. Marketplaces cost of net revenues as a percentage of Marketplaces net revenues decreased during 2012 compared to the prior year due primarily to improved operating leverage in our site operations infrastructure, partially offset by investment in customer support programs.

Marketplaces cost of net revenues increased $139 million, or 13%, in 2011 compared to 2010. The increase during 2011 was due primarily to the impact of acquiring brands4friends during the first quarter of 2011 and increased customer support costs associated with our GMV growth. Marketplaces cost of net revenues as a percentage of Marketplaces net revenues decreased during 2011 compared to the prior year due primarily to improved operating leverage in our site operations infrastructure, partially offset by the impact of acquisitions. In addition, Marketplaces cost of net revenues as a percentage of Marketplaces net revenues in 2010 was adversely impacted by the settlement of a lawsuit and the establishment of a reserve related to certain indirect tax positions (recorded as a reduction in revenue).

Payments

Payments cost of net revenues increased $343 million, or 18%, in 2012 compared to 2011 due primarily to the impact of growth in net TPV. Payments cost of net revenues as a percentage of Payments net revenues decreased during 2012 compared to 2011 due primarily to a lower transaction expense rate driven largely by the impact of certain regulatory changes, primarily the Durbin amendment of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Payments cost of net revenues increased $373 million, or 25%, in 2011 compared to 2010 due primarily to the impact of growth in net TPV. Payments cost of net revenues as a percentage of Payments net revenues decreased during 2011 compared to 2010 due primarily to a lower transaction expense rate. The improvement in our transaction expense rate was driven primarily by the impact of certain regulatory changes, new payment processing arrangements, a favorable mix shift to lower cost international markets and a small improvement in funding mix.

GSI

GSI cost of net revenues were $696 million during 2012 and $374 million in 2011. Cost of net revenues attributable to the GSI segment for 2011 are reflected from June 17, 2011 (the date the acquisition of GSI was completed). Accordingly, comparisons with GSI's cost of revenues for 2012 to 2011 are not meaningful.

Summary of Operating Expenses, Non-Operating Items and Provision for Income Taxes

The following table summarizes changes in operating expenses, non-operating items and provision for income taxes for the periods presented:

	Year Ended December 31,			Change from 2011 to 2012		Change from 2010 to 2011
	2012	2011	2010	in Dollars	in %	in Dollars	in %
	(In millions, except percentage changes)
Sales and marketing	$2,913	$2,435	$1,947	$478	20%	$488	25%
Product development	1,573	1,235	908	338	27%	327	36%
General and administrative	1,567	1,364	1,101	203	15%	263	24%
Provision for transaction and loan losses	580	517	392	63	12%	125	32%
Amortization of acquired intangible assets	335	267	190	68	25%	77	41%
Interest and other, net	196	1,537	44	(1,341)	(87)%	1,493	3,324%
Provision for income taxes	(475)	(681)	(297)	206	(30)%	(384)	129%

The following table summarizes operating expenses, non-operating items and provision for income taxes as a percentage of net revenues for the periods presented:

	Year Ended December 31,
	2012	2011	2010
Sales and marketing	21%	21%	21%
Product development	11%	11%	10%
General and administrative	11%	12%	12%
Provision for transaction and loan losses	4%	4%	4%
Amortization of acquired intangible assets	2%	2%	2%
Interest and other, net	1%	13%	—%
Provision for income taxes	3%	6%	3%

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

Sales and marketing expense increased by $478 million, or 20%, in 2012 compared to 2011. The increase in sales and marketing expense was due primarily to higher employee-related expenses (including consultant costs, facility costs and equipment-related costs), marketing program costs to drive consumer engagement and the impact from acquisitions, primarily GSI. Sales and marketing expense as a percentage of net revenues were 21% in both 2012 and 2011.

Sales and marketing expense increased by $488 million, or 25%, in 2011 compared to 2010. The increase in sales and marketing expense was due primarily to higher marketing program costs, employee-related expenses (including consultant costs, facility costs and equipment-related costs) and the impact from acquisitions, primarily GSI. Sales and marketing expense as a percentage of net revenues were 21% in both 2011 and 2010.

Product Development

Product development expenses consist primarily of employee compensation, contractor costs, facilities costs and depreciation on equipment. Product development expenses are net of required capitalization of major site and other product development efforts, including the development of our next generation platform architecture, migration of certain platforms, seller tools and Payments services projects. Our top technology priorities include mobile, user experience, search, platform and new products such as PayPal Here. Capitalized site and product development costs were $285 million, $212 million and $193 million in 2012, 2011 and 2010, respectively, and are primarily reflected as a cost of net revenues when amortized in future periods.

Product development expenses increased by $338 million, or 27%, in 2012 compared to 2011. The increase was due primarily to higher employee-related costs (including consultant costs, facility costs and equipment-related costs) driven by increased investment in platform, search, mobile, and offline and the impact from acquisitions, primarily GSI. Product development expenses as a net percentage of revenues were 11% in both 2012 and 2011.
Product development expenses increased by $327 million, or 36%, in 2011 compared to 2010. The increase was due primarily to higher employee-related costs (including consultant costs, facility costs and equipment-related costs) driven by increased investment in our top technology priorities and the impact from acquisitions. Product development expenses as a percentage of net revenues were 11% and 10% in 2011 and 2010, respectively.

General and Administrative

General and administrative expenses consist primarily of employee compensation, contractor costs, facilities costs, depreciation of equipment, employer payroll taxes on employee stock-based compensation, legal expenses, restructuring, insurance premiums and professional fees. Our legal expenses, including those related to various ongoing legal proceedings, may fluctuate substantially from period to period.

General and administrative expenses increased $203 million, or 15%, in 2012 compared to 2011. The increase was due primarily to higher employee-related costs (including consultant costs, facility costs and equipment-related costs), the impact from acquisitions, primarily GSI, restructuring costs and the increase in professional service fees. General and administrative expenses as a percentage of net revenues were 11% and 12% in 2012 and 2011, respectively.

General and administrative expenses increased $263 million, or 24%, in 2011 compared to 2010. The increase was due primarily to higher employee-related costs (including consultant costs, facility costs and equipment-related costs) and the impact from acquisitions. The increase in 2011 was also due in part to an increase in professional service fees, including those relating to acquisitions, and was partially offset by a decrease in restructuring costs. General and administrative expenses as a percentage of net revenues were 12% in both 2011 and 2010.

Provision for Transaction and Loan Losses

Provision for transaction and loan losses consists primarily of transaction loss expense associated with our customer protection programs, fraud, chargebacks and merchant credit losses; bad debt expense associated with our accounts receivable balances; and loan reserves associated with our loan receivables balances. We expect our provision for transaction and loan loss expense to fluctuate depending on many factors, including macroeconomic conditions, our customer protection programs and the impact of regulatory changes.
Provision for transaction and loan losses increased by $63 million, or 12%, in 2012 compared to 2011. This increase was due primarily to higher transaction volume and growth in our Bill Me Later portfolio of receivables from consumer loans. The increase was partially offset by a reduction in our Marketplaces consumer protection program expense as a result of certain loss prevention programs and lower Marketplaces bad debt expense. Provision for transaction and loan loss expense as a percentage of net revenues was 4% in both 2012 and 2011.
Provision for transaction and loan losses increased by $125 million, or 32%, in 2011 compared to 2010. This increase was due primarily to higher transaction volume and higher transaction loss rates, partially offset by improvements in loan loss and bad debt rates. Transaction loss rates increased due primarily to strategic risk management decisions designed to improve the user experience and drive growth as well as the expansion of our protection programs. Our loan loss and bad debt rates declined due to continued improvements in charge-off rates. Provision for transaction and loan loss expense as a percentage of net revenues was 4% in both 2011 and 2010.

Amortization of Acquired Intangible Assets
From time to time we have purchased, and we expect to continue to purchase, assets and businesses. These purchase transactions generally result in the creation of acquired intangible assets with finite lives and lead to a corresponding increase in our amortization expense in periods subsequent to acquisition. We amortize intangible assets over the period of estimated benefit, using the straight-line method and estimated useful lives ranging from one to eight years. Amortization of acquired intangible assets is also impacted by our sales of assets and businesses and timing of acquired intangible assets becoming fully amortized. See “Note 4 - Goodwill and Intangible Assets” to the consolidated financial statements included in this report.

Amortization of acquired intangible assets increased by $68 million, or 25%, in 2012 compared to 2011. The increase in amortization of acquired intangible assets was due to the impact of acquisitions, primarily GSI.

Amortization of acquired intangible assets increased by $77 million, or 41%, in 2011 compared to 2010. The increase in amortization of acquired intangible assets was due to the thirteen acquisitions we completed in 2011, with the acquisition of GSI having the most significant impact of approximately $61 million.

Interest and Other, Net

Interest and other, net, primarily consists of interest earned on cash, cash equivalents and investments, as well as foreign exchange transaction gains and losses, our portion of operating results from investments accounted for under the equity method of accounting, investment gain/loss on acquisitions, and interest expense, consisting of interest charges on any amounts borrowed and commitment fees on unborrowed amounts under our credit agreement and interest expense on our outstanding commercial paper and debt securities. Interest and other, net excludes interest expense on borrowings incurred to finance Bill Me Later's portfolio of loan receivables, which is included in cost of net revenues (see "Note 19 - Interest and Other, Net" to the consolidated financial statements included in this report for more information).

Interest and other, net, decreased $1.3 billion in 2012 compared to 2011. The decrease in interest and other, net was due primarily to an investment gain of approximately $1.7 billion associated with the sale of remaining 30% equity interest in Skype in 2011. The decrease in interest and other, net was partially offset by a gain on the divestiture of a business, a favorable impact from the foreign currency activity, favorable resolution of an indirect tax dispute and higher interest income from investments.

Interest and other, net, increased $1.5 billion in 2011 compared to 2010. The increase in interest and other, net was due primarily to an investment gain of approximately $1.7 billion associated with the sale of our remaining 30% equity interest in Skype, partially offset by a loss from a divested business of $257 million (see "Note 3 - Business Combinations and Divestitures" to the consolidated financial statements included in this report for more information).

Provision for Income Taxes

Our effective tax rate was 15% in 2012 compared to 17% in 2011. The decrease in our effective tax rate during 2012 compared to 2011 was due primarily to U.S. taxes on the sale of the remaining equity interest in Skype in 2011 and the favorable impact from the sale of Rent.com in 2012.

Our effective tax rate was 17% in 2011 compared to 14% in 2010. The increase in our effective tax rate during 2011 compared to 2010 was due primarily to an increase in earnings from our operations in higher-tax jurisdictions, primarily the U.S., and U.S. taxes on the sale of our remaining equity interest in Skype.
Our provision for income taxes differs from the provision computed by applying the U.S. federal statutory rate of 35% due primarily to lower tax rates associated with certain earnings from our operations in certain lower-tax jurisdictions outside the U.S. The impact on our provision for income taxes of foreign income being taxed at different rates than the U.S. federal statutory rate was a benefit of approximately $617 million in 2012, $772 million in 2011, net of $321 million charge for U.S. taxes on the sale of Skype, and $441 million in 2010. We have received tax rulings in certain foreign jurisdictions that provide for lower rates of taxation on certain classes of income and require various thresholds of investment and employment in these jurisdictions.  The cash benefit of these reduced rates totaled approximately $439 million in 2012, $697 million in 2011 and $284 million in 2010. The foreign jurisdictions with lower tax rates that had the most significant impact on our provision for income taxes in the periods presented include Switzerland, Singapore and Luxembourg. See "Note 17 - Income Taxes" to the consolidated financial statements included in this report for more information on our tax rate reconciliation. Pursuant to the American Taxpayer Relief Act of 2012, the federal research and development credit has been reenacted retroactively to January 1, 2012. As the law implementing this change was signed on January 3, 2013, we expect to record an immaterial discrete tax benefit during the first quarter of 2013.

Our provision for income taxes is volatile and, in general, is adversely impacted by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates. Our provision for income taxes does not include provisions for U.S. income taxes and foreign withholding taxes associated with the repatriation of a substantial portion of undistributed earnings of certain foreign subsidiaries because we intend to reinvest those earnings indefinitely in our foreign subsidiaries. If these earnings were distributed into the U.S. in the form of dividends to eBay companies domiciled in the U.S. or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates and in some cases is wholly exempt from tax. Our failure to meet these commitments could adversely impact our provision for income taxes. Additionally, please see the information in "Item 1A: Risk Factors" under the caption "We may have exposure to greater than anticipated tax liabilities."

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

Liquidity and Capital Resources

Cash Flows

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Net cash provided by (used in):
Operating activities	3,838	3,274	2,746
Investing activities	(3,763)	(3,307)	(2,284)
Financing activities	1,951	(838)	1,235
Effect of exchange rates on cash and cash equivalents	100	(15)	(120)
Net increase/(decrease) in cash and cash equivalents	2,126	(886)	1,577

Operating Activities

We generated cash from operating activities of $3.8 billion, $3.3 billion and $2.7 billion in 2012, 2011 and 2010, respectively. The increase in cash provided by operating activities in 2012 compared to 2011 was due primarily to higher income from operations resulting from growth in revenues.

The increase in cash provided by operating activities in 2011 compared to 2010 was due primarily to a decrease in cash paid for taxes in 2011. Cash paid for taxes in 2010 included a cash payment for taxes of approximately $207 million related primarily to a legal entity restructuring completed in the fourth quarter 2009.

Cash paid for income taxes in 2012, 2011 and 2010 was $789 million, $373 million and $646 million, respectively.

Investing Activities

The net cash used in investing activities of $3.8 billion in 2012 was due primarily to net cash paid for purchases of investments of $3.1 billion, purchases of property and equipment, net, of $1.3 billion and the purchase of consumer loan receivables (net of collections) originated through our Bill Me Later merchant network of $727 million, partially offset by proceeds of $1.4 billion for sales of investments.

The net cash used in investing activities of $3.3 billion in 2011 was due primarily to net cash paid for acquisition of businesses of $3.2 billion, purchases of investments of $2.3 billion, purchases of property and equipment, net, of $963 million and the purchase of consumer loan receivables (net of collections) originated through our Bill Me Later merchant network of $587 million, partially offset by proceeds of $2.3 billion related to the sale of our remaining 30 percent interest in Skype and $1.6 billion from maturities and sales of investments.

Financing Activities

The net cash provided by financing activities of $2.0 billion in 2012 was due primarily to cash inflows of approximately $3.0 billion from the issuance of senior notes, $483 million from the issuance of common stock in connection with the exercise of stock options and our employee stock purchase plan, and $130 million in excess tax benefits from stock-based compensation. These cash inflows were partially offset by outflows of $898 million in cash paid to repurchase our common stock, $550 million for the net repayment of commercial paper, and $186 million in cash paid for tax withholdings related to net share settlements of restricted stock units and nonvested share awards. We used a portion of the net proceeds from the issuance of our senior notes to repay the commercial paper referred to above.

The net cash used in financing activities of $838 million in 2011 was due primarily to $1.1 billion in cash paid to repurchase our common stock and $147 million in cash paid for tax withholdings related to net share settlements of restricted stock units and nonvested share awards, partially offset by proceeds from net borrowings under our commercial paper program of $250 million, $242 million from the issuance of common stock in connection with the exercise of stock options and our employee stock purchase plan and $80 million in excess tax benefits from stock-based compensation.
The positive effect of currency exchange rates on cash and cash equivalents during 2012 was due to the weakening of the U.S. dollar against certain foreign currencies, primarily the British pound and the Euro. The negative effect of currency exchange rates on cash and cash equivalents during 2011 and 2010 was due to the strengthening of the U.S. dollar against certain foreign currencies, primarily the Euro.

Stock Repurchases

In September 2010, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $2 billion of our common stock, with no expiration from the date of authorization. In June 2012, our Board of Directors authorized an additional stock repurchase program that provides for the repurchase of up to an additional $2 billion of our common stock, with no expiration from the date of authorization. These stock repurchase programs are intended to offset the impact of dilution from our equity compensation programs. During 2012, we repurchased approximately $898 million of our common stock under these stock repurchase programs. As of December 31, 2012, we had repurchased the full amount of stock permitted under the 2010 stock repurchase program and approximately $2.0 billion remained for further repurchases of our common stock under the 2012 stock repurchase program.

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

Shelf Registration Statement

At December 31, 2012, we had an effective shelf registration statement on file with the Securities and Exchange Commission that allows us to issue various types of debt securities, such as fixed or floating rate notes, U.S. dollar or foreign currency denominated notes, redeemable notes, global notes, and dual currency or other indexed notes. Issuances under the shelf registration statement will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. The registration statement does not limit the amount of debt securities that may be issued thereunder. Our ability to issue debt securities is subject to market conditions and other factors impacting our borrowing capacity, including our credit ratings and compliance with the covenants in our credit agreement.

We issued $3 billion of senior notes in an underwritten public offering in July 2012. These senior notes remain outstanding and consist of $250 million aggregate principal amount of 0.70% notes due 2015, $1 billion aggregate principal amount of 1.35% notes due 2017, $1 billion aggregate principal amount of 2.60% notes due 2022 and $750 million aggregate principal amount of 4.00% notes due 2042. We issued $1.5 billion of senior notes under a prior shelf registration statement in an underwritten public offering in 2010. These senior notes remain outstanding and consist of $400 million aggregate principal amount of 0.875% notes due 2013, $600 million aggregate principal amount of 1.625% notes due 2015 and $500 million aggregate principal amount of 3.250% notes due 2020.

The indenture pursuant to which the notes were issued includes customary covenants that, among other things, limit our ability to incur, assume or guarantee debt secured by liens on specified assets or enter into sale and lease-back transactions with respect to specified properties, and also includes customary events of default. As of December 31, 2012, we were in compliance with the covenants in the indenture.
Commercial Paper
We have a $2 billion commercial paper program pursuant to which we may issue commercial paper notes with maturities of up to 397 days from the date of issue in an aggregate principal amount of up to $2 billion at any time outstanding. As of December 31, 2012, there were no commercial paper notes outstanding. We may elect, subject to market conditions, to issue additional commercial paper notes from time to time in the future.

Credit Agreement

In 2011, we entered into a credit agreement that provides for an unsecured $3 billion five-year revolving credit facility that includes a $300 million letter of credit sub-facility and a $100 million swingline sub-facility, with available borrowings under the revolving credit facility reduced by the amount of any letters of credit and swingline borrowings outstanding from time to time. We may also, subject to the agreement of the applicable lenders, increase the commitments under the revolving credit facility by up to $1 billion. Funds borrowed under the credit agreement may be used for general corporate purposes.

As of December 31, 2012, no borrowings or letters of credit were outstanding under our $3 billion credit agreement. However, as described above, we have a $2 billion commercial paper program and we maintain $2 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due. Accordingly, at December 31, 2012, $1 billion of borrowing capacity was available for other purposes permitted by the credit agreement.

Loans under the credit agreement bear interest at either (i) the London Interbank Offered Rate (LIBOR) plus a margin (based on our public debt credit ratings) ranging from 0.625 percent to 1.125 percent or (ii) a formula based on the agent bank's prime rate, the federal funds effective rate or LIBOR plus a margin (based on our public debt credit ratings) ranging from zero percent to 0.125 percent. The credit agreement will terminate and all amounts owing thereunder will be due and payable on November 22, 2016, unless (a) the commitments are terminated earlier, either at our request or, if an event of default occurs, by the lenders (or automatically in the case of certain bankruptcy-related events of default), or (b) the maturity date is extended upon our request, subject to the agreement of the lenders. The credit agreement contains customary representations, warranties, affirmative and negative covenants, including a financial covenant, events of default and indemnification provisions in favor of the banks. The negative covenants include restrictions regarding the incurrence of liens, subject to certain exceptions. The financial covenant requires us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio.

As of December 31, 2012, we were in compliance with the financial covenants in the credit agreement.

Notes Payable and Capital Lease Obligations

In addition to the debt described above, as of December 31, 2012, we had notes payable of $15 million and capital lease obligations of $17 million.
Commitments and Contingencies

As of December 31, 2012, approximately $12.4 billion of unused credit was available to Bill Me Later accountholders. While this amount represents the total unused credit available, we have not experienced, and do not anticipate, that all of our Bill Me Later accountholders will access their entire available credit at any given point in time. In addition, the individual lines of credit that make up this unused credit are subject to periodic review and termination by the chartered financial institution that is the issuer of Bill Me Later credit products based on, among other things, account usage and customer creditworthiness.  When a consumer makes a purchase using a Bill Me Later credit product the chartered financial institution extends credit to the consumer, funds the extension of credit at the point of sale and advances funds to the merchant. We subsequently purchase the receivables related to the consumer loans extended by the chartered financial institution and, as a result of the purchase, bear the risk of loss in the event of loan defaults. Although the chartered financial institution continues to own each customer account, we own the related receivable, and Bill Me Later is responsible for all servicing functions related to the account.

We have certain fixed contractual obligations and commitments that include future estimated payments for general operating purposes. Changes in our business needs, contractual cancellation provisions, fluctuating interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of these payments. The following table summarizes our fixed contractual obligations and commitments:

Payments Due During the Year Ending December 31,	Debt/Capital Leases	Leases	Purchase Obligations	Total
	(In millions)
2013	$511	$99	$345	$955
2014	114	80	130	324
2015	948	67	108	1,123
2016	86	45	113	244
2017	1,086	36	114	1,236
Thereafter	3,148	43	4	3,195
	$5,893	$370	$814	$7,077

The significant assumptions used in our determination of amounts presented in the above table are as follows:

•
Debt and capital lease amounts include the principal and interest amounts of the respective debt instruments and the present value of capital lease payments. For additional details related to our debt, please see “Note 11 – Debt” to the consolidated financial statements included in this report. This table does not reflect any amounts payable under our $3 billion revolving credit facility or $2 billion commercial paper program, as no borrowings were outstanding as of December 31, 2012.

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

As we are unable to reasonably predict the timing of settlement of liabilities related to unrecognized tax benefits, net, the table does not include $457 million of such non-current liabilities included in deferred and other tax liabilities recorded on our consolidated balance sheet as of December 31, 2012.

Liquidity and Capital Resource Requirements

At December 31, 2012, we had assets classified as cash and cash equivalents, as well as short and long-term non-equity investments, in an aggregate amount of $11.5 billion, compared to $7.5 billion at December 31, 2011. At December 31, 2012, this amount included assets held in certain of our foreign operations totaling approximately $7.7 billion. If these assets were distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances. We actively monitor all counterparties that hold these assets, primarily focusing on the safety of principal and secondarily improving yield on these assets. We diversify our cash and cash equivalents and investments among various counterparties in order to reduce our exposure should any one of these counterparties fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments; however, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets. At any point in time we have funds in our operating accounts and customer accounts that are deposited with third party financial institutions.

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

We believe that our existing cash, cash equivalents, short-term and long-term investments, together with cash expected to be generated from operations, borrowings available under our credit agreement and commercial paper program, and our access to capital markets will be sufficient to fund our operating activities, anticipated capital expenditures, Bill Me Later portfolio of loan receivables and stock repurchases for the foreseeable future.

Off-Balance Sheet Arrangements

As of December 31, 2012, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

In Europe, we have two cash pooling arrangements with a financial institution for cash management purposes. These arrangements allow for cash withdrawals from this financial institution based upon our aggregate operating cash balances held in Europe within the same financial institution (“Aggregate Cash Deposits”). These arrangements also allow us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income. As of December 31, 2012, we had a total of $5.5 billion in cash withdrawals offsetting our $5.5 billion in Aggregate Cash Deposits held within the same financial institution under these cash pooling arrangements.

Based on differences in regulatory requirements and commercial law in the jurisdictions where PayPal operates, PayPal previously held customer balances either as direct claims against PayPal or as an agent or custodian on behalf of PayPal's customers. Customer balances held by PayPal as an agent or custodian on behalf of our customers are not reflected on our consolidated balance sheet, while customer balances held as direct claims against PayPal are reflected on our consolidated balance sheet. These off-balance sheet funds totaled approximately $2.7 billion as of December 31, 2011, and included funds held on behalf of U.S. customers that were deposited in bank accounts insured by the Federal Deposit Insurance Corporation (subject to applicable limits).

In 2012, PayPal's California regulator, the California Department of Financial Institutions, notified PayPal that PayPal's practice of holding the funds underlying U.S. customer balances as an agent on behalf of its customers, rather than as owner of those funds, meant that PayPal could not treat those funds as liquid assets for purposes of the liquidity rules applicable to California money transmitter licensees. Based on changes to our U.S. PayPal user agreement effective November 1, 2012, PayPal began holding U.S. customer balances as direct claims against PayPal, rather than as an agent or custodian on behalf of such PayPal customers.  As a result, effective November 1, 2012, all U.S. PayPal customer balances, which were previously not reflected on our consolidated balance sheet, have been reflected as assets in our consolidated balance sheet under “Funds receivable and customer accounts,” with an associated liability under “Funds payable and amounts due to customers.” Following this change, PayPal now holds all customer balances (both in the U.S. and internationally) as direct claims against PayPal. At December 31, 2012, U.S. PayPal customer funds represented $3.3 billion of the $8.1 billion balance of funds receivable and customer accounts on our consolidated balance sheet.

Indemnification Provisions

In the ordinary course of business, we have included limited indemnification provisions in certain of our agreements with parties with which we have commercial relations, including our standard marketing, promotions and application-programming-interface license agreements. Under these contracts, we generally indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with claims by a third party with respect to our domain names, trademarks, logos and other branding elements to the extent that such marks are applicable to our performance under the subject agreement. In certain cases we have agreed to provide indemnification for intellectual property infringement. GSI has provided in many of its major ecommerce agreements an indemnity for other types of third-party claims, which are indemnities mainly related to various intellectual property rights, and we have provided similar indemnities in a limited number of agreements for our other businesses. In our PayPal business, we have provided an indemnity to our payment processors in the event of certain third-party claims or card association fines against the processor arising out of conduct by PayPal or PayPal customers. PayPal has also provided a limited indemnity to merchants using its retail point of sale payment services. It is not possible to determine the maximum potential loss under these indemnification provisions due to our limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, losses recorded in our statement of income in connection with our indemnification provisions have not been significant, either individually or collectively.

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

The following table illustrates the provision for transaction and loan losses as a percentage of net revenues for 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
	(In millions, except percentages)
Net revenues	$14,072	$11,652	$9,156
Provision for transaction and loan losses	$580	$517	$392
Provision for transaction and loan losses as a % of net revenues	4.1%	4.4%	4.3%
Determining appropriate allowances for these losses is an inherently uncertain process and is subject to numerous estimates and judgments, and ultimate losses may vary from the current estimates. We regularly update our allowance estimates as new facts become known and events occur that may impact the settlement or recovery of losses. The allowances are maintained at a level we deem appropriate to adequately provide for losses incurred at the balance sheet date. An aggregate 50 basis point deviation from our provision for transaction and loan losses as a percentage of net revenues would have resulted in an increase or decrease in operating income of approximately $70 million in 2012, resulting in an approximate $0.04 change in diluted earnings per share.
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
From time to time, we are involved in disputes and regulatory inquiries that arise in the ordinary course of business. We are currently involved in legal proceedings, some of which are discussed in “Item 1A: Risk Factors,” “Item 3: Legal Proceedings” and “Note 12 - Commitments and Contingencies” to the consolidated financial statements included in this report. We believe that we have meritorious defenses to the claims against us, and we intend to defend ourselves vigorously. However, even if successful, our defense against certain actions will be costly and could require significant amounts of management's time and result in the diversion of significant operational resources. If the plaintiffs were to prevail on certain claims, we might be forced to pay significant damages and licensing fees, modify our business practices or even be prohibited from conducting a significant part of our business. Any such results could materially harm our business and could result in a material adverse impact on the financial position, results of operations or cash flows of any or all of our business segments.
Accounting for Income Taxes
Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective government taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties. We review our tax positions quarterly and adjust the balances as new information becomes available. Our income tax rate is significantly affected by the tax rates that apply to our foreign earnings. In addition to local country tax laws and regulations, our income tax rate depends on the extent that our earnings are indefinitely reinvested outside the U.S. Indefinite reinvestment is determined by management's judgment about and intentions concerning our future operations. At December 31, 2012, $11.9 billion of earnings had been indefinitely reinvested outside the U.S., primarily in active non-U.S. business operations. We do not intend to repatriate these earnings to fund U.S. operations and, accordingly, we do not provide for U.S. federal income and foreign withholding tax on these earnings.

Deferred tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely heavily on estimates that are based on a number of factors, including our historical experience and short-range and long-range business forecasts. At December 31, 2012, we had a valuation allowance on certain loss carryforwards based on our assessment that it is more likely than not that the deferred tax asset will not be realized.

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

We file annual income tax returns in multiple taxing jurisdictions around the world. A number of years may elapse before an uncertain tax position is audited by the relevant tax authorities and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our reserves for income taxes reflect the most likely outcome. We adjust these reserves, as well as the related interest, where appropriate in light of changing facts and circumstances. Settlement of any particular position could require the use of cash.
The following table illustrates our effective tax rates for 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
	(In millions, except percentages)
Provision for income taxes	$475	$681	$297
As a % of income before income taxes	15%	17%	14%
Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, or by changes or interpretations in tax laws, regulations or accounting principles. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service, as well as various state and foreign tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Based on our results for the year ended December 31, 2012, a one-percentage point change in our provision for income taxes as a percentage of income before taxes would have resulted in an increase or decrease in the provision of approximately $31 million, resulting in an approximate $0.02 change in diluted earnings per share.

Revenue Recognition

We may enter into certain revenue transactions, primarily related to arrangements in our GSI segment and certain advertising contracts, that are considered multiple element arrangements (arrangements with more than one deliverable). We also may enter into arrangements to purchase goods and/or services from certain customers. As a result, significant interpretation and judgment is sometimes required to determine the appropriate accounting for these transactions including: (1) how the arrangement consideration should be allocated among potential multiple deliverables; (2) developing an estimate of the stand-alone selling price of each deliverable; (3) whether revenue should be reported gross (as eBay is acting as a principal), or net (as eBay is acting as an agent); (4) when we provide cash consideration to our customers, determining whether we are receiving an identifiable benefit that is separable from the customer's purchase of our products and/or services and for which we can reasonably estimate fair value; and (5) whether the arrangement would be characterized as revenue or reimbursement of costs incurred. Changes in judgments with respect to these assumptions and estimates could impact the timing or amount of revenue recognition.

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

At December 31, 2012, our goodwill totaled $8.5 billion and our identifiable intangible assets, net totaled $1.1 billion. We assess the impairment of goodwill of our reporting units annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable.  Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value.  If the reporting unit does not pass the qualitative assessment, then the reporting unit's carrying value is compared to its fair value.  The fair values of the reporting units are estimated using market and discounted cash flow approaches.  Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value.  The discounted cash flow approach uses expected future operating results.  Failure to achieve these expected results may cause a future impairment of goodwill at the reporting unit.  We conducted our annual impairment test of goodwill as of August 31, 2012 and 2011.  As a result of this test, we determined that no adjustment to the carrying value of goodwill for any reporting units was required.  See “Note 4 - Goodwill and Intangible Assets” to the consolidated financial statements included in this report. As of December 31, 2012, we determined that no events or circumstances from August 31, 2012 through December 31, 2012 indicated that a further assessment was necessary.

Stock-Based Compensation

We measure and recognize stock-based compensation expense based on the fair value measurement for all share-based payment awards made to our employees and directors, including employee stock options, employee stock purchases and restricted stock awards over the service period for awards expected to vest. Stock-based compensation expense recognized for 2012, 2011 and 2010 was $488 million, $458 million and $381 million, respectively. See “Note 16 - Stock-Based and Employee Savings Plans” to the consolidated financial statements included in this report.

We calculated the fair value of each restricted stock award based on our stock price on the date of grant. We calculated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. The determination of fair value of stock option awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of additional variables described below. The use of a Black-Scholes model requires extensive actual employee exercise behavior data and a number of assumptions, including expected life, expected volatility, risk-free interest rate and dividend yield. As a result, future stock-based compensation expense may differ from our historical amounts. The weighted-average grant-date fair value of stock options granted during 2012, 2011 and 2010 was $11.21, $9.87 and $6.77 per share, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	Year Ended December 31,
	2012	2011	2010
Risk-free interest rate	0.7%	1.2%	1.4%
Expected life (in years)	4.0	3.8	3.4
Dividend yield	—%	—%	—%
Expected volatility	38%	38%	37%
Our computation of expected volatility for 2012, 2011 and 2010 was based on a combination of historical and market-based implied volatility from traded options on our stock. Our computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award was based on the U.S. Treasury yield curve in effect at the time of grant. The estimation of awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating forfeitures, including employee class and historical experience.

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

We have a foreign exchange exposure management program that aims to identify material foreign currency exposures, to manage these exposures, and to reduce the potential effects of currency fluctuations on our reported consolidated cash flows and results of operations through the purchase of foreign currency exchange contracts. These foreign currency exchange contracts are accounted for as derivative instruments. For additional details related to our derivative instruments, please see “Note 8 - Derivative Instruments” to the consolidated financial statements included in this report.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of asset types, including bank deposits, money market funds, government bonds, and corporate debt securities. As of December 31, 2012, approximately 55% of our total cash and investment portfolio was held in cash and cash equivalents. As such, changes in interest rates will impact interest income. As discussed below, fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. Additionally, changes in interest rates will impact interest expense on borrowings under our revolving credit facility, which bear interest at floating rates, and the interest rate on any commercial paper borrowings we make and on any debt securities we issue in the future and, accordingly, will impact interest expense or cost of net revenues (or both).

As of December 31, 2012, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. For additional details related to our investment activities, please see "Note 6 - Investments" to the consolidated financial statements included in this report.

Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate investment securities may be adversely impacted due to a rise in interest rates. In general, fixed-rate securities with longer maturities are subject to greater interest-rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest-rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease and may also suffer a decline in market value if interest rates increase. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if securities are sold that have declined in market value due to changes in interest rates. As of December 31, 2012, the balance of our government bond and corporate debt security portfolio was $3.9 billion, which represented approximately 31% of our total cash and investment portfolio. As of December 31, 2012, our government bond and corporate debt security portfolio earned an average pretax yield of approximately 1.62%, with a weighted average maturity of 24 months. If interest rates at the end of the year were 100 basis points higher (lower), the fair market value of our total fixed-income investment portfolio as of December 31, 2012 could have decreased (increased) by approximately $58 million.

Investment Risk

As of December 31, 2012, our cost and equity method investments totaled $327 million, which represented approximately 3% of our total cash and investment portfolio and were primarily related to equity method investments in privately held companies. We review our investments for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value is other-than-temporary. Our analysis includes a review of recent operating results and trends, recent sales/acquisitions of the securities in which we have invested and other publicly available data. During 2012, we did not record any material impairment on our cost or equity method investments.
Equity Price Risk
We are exposed to equity price risk on marketable equity instruments due to market volatility. At December 31, 2012, the total fair value of our marketable equity instruments (primarily related to our equity holdings in MercadoLibre) was $638 million, which represented approximately 5% of our total cash and investment portfolio.

European Debt Exposures

We actively monitor our exposure to the European markets, including the impact of sovereign debt issues associated with Greece, Ireland, Portugal, Italy and Spain.  As of December 31, 2012, we did not have any direct investments in the sovereign debt, of these countries or in debt securities issued by corporations or financial institutions organized in these countries.  We maintain a small number of operating bank accounts with Spanish, Italian and Portuguese banks that have balances that we do not consider material.

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
Management's Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.
The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.

ITEM 9B: OTHER INFORMATION
Not applicable.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference from our Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2012.
Code of Ethics, Governance Guidelines and Committee Charters
We have adopted a Code of Business Conduct and Ethics that applies to all eBay employees and directors. We have also adopted a Code of Ethics for Senior Financial Officers that applies to our senior financial officers, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics for Senior Financial Officers is included in our Code of Business Conduct and Ethics posted on our website at http://investor.ebayinc.com/governance.cfm. We will post any amendments to or waivers from the Code of Ethics for Senior Financial Officers at that location.
We have also adopted Governance Guidelines for the Board of Directors and a written committee charter for each of our Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee. Each of these documents is available on our website at http://investor.ebayinc.com/governance.cfm.

ITEM 11: EXECUTIVE COMPENSATION
Incorporated by reference from our Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2012.

Annual stock option grants awarded to executives are priced and granted to executives on the same date and at the same price that they are granted to and priced for the rest of our eligible employees and have the same four-year vesting schedule.  In the past, these stock option grants have been awarded on March 1 of each year (or if March 1 was not a trading day, the next trading day with vesting effective as of March 1).  Beginning in 2012, these annual stock option grants are awarded on April 1 (or if April 1 is not a trading day, the next trading day with vesting effective as of April 1).

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from our Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2012.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from our Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2012.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from our Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2012.

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

2.01*++
Share Purchase Agreement, dated as of September 1, 2009, as amended on September 14, 2009, by and among Registrant, eBay International AG, Sonorit Holding, A.S. and Springboard Group S.à.r.l. (formerly SLP III Cayman DS IV Holdings S.à.r.l.)
			10-Q	000-24821	10/27/2009

2.02*
Amendments to Share Purchase Agreement, dated as of October 19, 2009, October 21, 2009, November 5, 2009 and November 19, 2009, by and among Registrant, eBay International AG, Sonorit Holding, A.S. and Springboard Group S.à.r.l. (formerly SLP III Cayman DS IV Holdings S.à.r.l.)
			8-K	000-24821	11/20/2009

2.03**	Agreement and Plan of Merger, dated March 27, 2011, among Registrant, Gibraltar Acquisition Corp. and GSI Commerce, Inc.		8-K	000-24821	3/30/2009

3.01	Registrant's Amended and Restated Certificate of Incorporation.		8-K	000-24821	4/27/2012

3.02	Registrant's Amended and Restated Bylaws.		8-K	000-24821	4/27/2012

4.01	Form of Specimen Certificate for Registrant's Common Stock.		S-1	333-59097	8/19/1998

4.02	Indenture dated as of October 28, 2010 between Registrant and Wells Fargo Bank, National Association, as trustee.		8-K	000-24821	10/28/2010

4.03	Supplemental Indenture dated as of October 28, 2010 between Registrant and Wells Fargo Bank, National Association, as trustee.		8-K	000-24821	10/28/2010

4.04	Forms of 0.875% Senior Note due 2013, 1.625% Senior Note due 2015 and 3.250% Senior Note due 2020.		8-K	000-24821	10/28/2010

4.05	Forms of 0.70% Note due 2015, 1.35% Note due 2017, 2.60% Note due 2022 and 4.00% Note due 2042.		8-K	000-24821	7/24/2012

4.06	Indenture dated as of July 2, 2007 between GSI Commerce, Inc. and The Bank of New York, as trustee.		10-Q	000-24821	7/22/2011

4.07	First Supplemental Indenture dated as of June 17, 2011 to the Indenture dated as of July 2, 2007 between GSI Commerce, Inc. and The Bank of New York Mellon, as trustee.		10-Q	000-24821	7/22/2011

4.08	Form of 2.50% Convertible Senior Note due 2027.		10-Q	000-24821	7/22/2011

10.01+	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers.		S-1	333-59097	7/15/1998

10.02+	Registrant's 1998 Equity Incentive Plan, as amended.		10-K	000-24821	2/28/2007

10.03+	Form of Stock Bonus Agreement under Registrant's 1998 Equity Incentive Plan.		10-Q	000-24821	10/27/2004

10.04+	Form of Stock Option Agreement under Registrant's 1998 Equity Incentive Plan.		10-Q	000-24821	10/27/2004

No.	Exhibit Description	Filed with this 10-K	Incorporated by Reference
			Form	File No.	Date Filed

10.05+	Form of Restricted Stock Unit Agreement (and Performance-Based Restricted Stock Unit Agreement) under Registrant's 1998 Equity Incentive Plan.		10-K	000-24821	2/28/2007

10.06+	Registrant's Amended and Restated 1998 Employee Stock Purchase Plan.		10-Q	000-24821	7/27/2007

10.07+	Registrant's 1998 Directors Stock Option Plan, as amended.		10-K	000-24821	2/28/2007

10.08+	Registrant's 1999 Global Equity Incentive Plan, as amended.		10-Q	000-24821	7/27/2007

10.09+	Form of Stock Option Agreement under Registrant's 1999 Global Equity Incentive Plan.		10-Q	000-24821	10/27/2004

10.10+	Form of Restricted Stock Unit Agreement under Registrant's 1999 Global Equity Incentive Plan.		10-K	000-24821	2/28/2007

10.11+	Registrant's 2001 Equity Incentive Plan, as amended.		10-K	000-24821	2/28/2007

10.12+	Form of Stock Option Agreement under Registrant's 2001 Equity Incentive Plan.		10-Q	000-24821	10/27/2004

10.13+	Registrant's 2003 Deferred Stock Unit Plan, as amended.		10-K	000-24821	2/28/2007

10.14+	Amendment to Registrant's 2003 Deferred Stock Unit Plan, effective April 2, 2012.		10-Q	000-24821	7/19/2012

10.15+	Form of Director Award Agreement under Registrant's 2003 Deferred Stock Unit Plan.		10-Q	000-24821	7/19/2012

10.16+	Form of Electing Director Award Agreement under Registrant's 2003 Deferred Stock Unit Plan.		10-Q	000-24821	7/19/2012

10.17+	Form of New Director Award Agreement under Registrant's 2003 Deferred Stock Unit Plan.		10-Q	000-24821	7/19/2012

10.18+	Form of 2003 Deferred Stock Unit Plan Restricted Stock Unit Grant Notice and Agreement.		10-Q/A	000-24821	4/24/2008

10.19+	Registrant's 2008 Equity Incentive Award Plan, as amended and restated.		DEF 14A	000-24821	3/19/2012

10.20+
Amendment to the Registrant's 2008 Equity Incentive Award Plan, Registrant's 2001 Equity Incentive Plan, Registrant's 1999 Global Equity Incentive Plan, Registrant's 1998 Equity Incentive Plan and Shopping.com Ltd. 2004 Equity Incentive Plan.
			10-Q	000-24821	7/29/2009

10.21+
Form of Restricted Stock Unit Award Agreement (and Performance-Based Restricted Stock Unit Agreement) under Registrant's 2003 Deferred Stock Unit Plan, Registrant's 2008 Equity Incentive Award Plan and GSI Commerce, Inc. 2010 Equity Incentive Plan.
			10-Q	000-24821	7/19/2012

10.22+	Form of Restricted Stock Unit Award Agreement (with Modified Vesting) under Registrant's 2008 Equity Incentive Award Plan.		10-Q	000-24821	7/19/2012

10.23+	Form of Stock Option Agreement under Registrant's 2008 Equity Incentive Award Plan.		10-Q	000-24821	7/19/2012

10.24+	Form of Stock Option Agreement (with Modified Vesting) under Registrant's 2008 Equity Incentive Award Plan.		10-Q	000-24821	7/19/2012

10.25+	Form of Performance Share Unit Award Agreement under Registrant's 2008 Equity Incentive Award Plan.		10-Q	000-24821	7/19/2012

No.	Exhibit Description	Filed with this 10-K	Incorporated by Reference
			Form	File No.	Date Filed
10.26+	Form of Director Deferred Stock Unit Award Agreement under Registrant's 2008 Equity Incentive Award Plan.		10-Q	000-24821	7/19/2012

10.27+	Form of Restricted Stock Unit Agreement (and Performance-Based Restricted Stock Unit Agreement) under Registrant's 2008 Equity Incentive Award Plan.		8-K	000-24821	6/25/2008

10.28+	eBay Incentive Plan.		DEF 14A	000-24821	3/19/2010

10.29+	Amendment to eBay Incentive Plan, effective April 2, 2012.		10-Q	000-24821	7/19/2012

10.30+	eBay Inc. Deferred Compensation Plan.		8-K	000-24821	12/20/2007

10.31+	Employment Letter Agreement dated March 31, 2008, between John Donahoe and Registrant.		10-Q/A	000-24821	4/24/2008

10.32+	Letter Agreement dated September 30, 2008 between Robert Swan and Registrant.		10-Q	000-24821	10/23/2008

10.33+	GSI Commerce, Inc. 2010 Equity Incentive Plan.		10-Q	000-24821	7/22/2011

10.34+	Amendment to GSI Commerce, Inc. 2010 Equity Incentive Plan.		10-Q	000-24821	7/22/2011

10.35+	Amendment to GSI Commerce, Inc. 2010 Equity Incentive Plan, effective April 2, 2012.		10-Q	000-24821	7/19/2012

10.36+	Form of Restricted Stock Unit Award Agreement under GSI Commerce, Inc. 2012 Equity Incentive Plan.		10-Q	000-24821	7/19/2012

10.37+
GSI Commerce, Inc. Leadership Team Incentive Plan (Filed as Appendix B to GSI Commerce, Inc.'s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 25, 2008 and incorporated herein by reference).

10.38+	Amendment to GSI Commerce, Inc. Leadership Team Incentive Plan, effective April 2, 2012.		10-Q	000-24821	7/19/2012

10.39+	Form of Restricted Stock Unit Agreement (and Performance-Based Restricted Stock Unit Agreement) under GSI Commerce, Inc. 2010 Equity Incentive Plan, as amended.		10-Q	000-24821	7/22/2011

10.40+	eBay Inc. Employee Stock Purchase Plan.		DEF 14A	000-24821	3/19/2012

10.41+	Letter Agreement dated July 7, 2011 between Christopher Saridakis and Registrant.		10-Q	000-24821	7/22/2011

10.42+	Amended and Restated Performance Award Agreement dated as of March 28, 2012 between the Registrant and Christopher Saridakis.		10-Q	000-24821	4/20/2012

10.43+	Offer letter dated August 30, 2011 and executed on September 2, 2011 between Registrant and Devin Wenig.		8-K	000-24821	9/6/2011

10.44+	Offer letter dated March 29, 2012 and executed on March 30, 2012 between Registrant and David Marcus		8-K	000-24821	4/2/2012

10.45	Credit Agreement, dated as of November 22, 2011, by and among Registrant, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto.		8-K	000-24821	11/28/2011

No.	Exhibit Description	Filed with this 10-K	Incorporated by Reference
			Form	File No.	Date Filed

12.01	Statement regarding computation of ratio of earnings to fixed charges.	X

21.01	List of Subsidiaries.	X

23.01	PricewaterhouseCoopers LLP consent.	X

24.01	Power of Attorney (see signature page).	X

31.01	Certification of Registrant's Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.02	Certification of Registrant's Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.01	Certification of Registrant's Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.02	Certification of Registrant's Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

+	Indicates a management contract or compensatory plan or arrangement

++	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the Securities and Exchange Commission.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of eBay Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of eBay Inc. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
San Jose, California
January 31, 2013

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements
eBay Inc.
CONSOLIDATED BALANCE SHEET

	December 31, 2012	December 31, 2011
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$6,817	$4,691
Short-term investments	2,591	1,238
Accounts receivable, net	822	682
Loans and interest receivable, net	2,160	1,501
Funds receivable and customer accounts	8,094	3,968
Other current assets	914	581
Total current assets	21,398	12,661
Long-term investments	3,044	2,453
Property and equipment, net	2,491	1,986
Goodwill	8,537	8,365
Intangible assets, net	1,128	1,406
Other assets	476	449
Total assets	$37,074	$27,320
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$413	$565
Accounts payable	301	282
Funds payable and amounts due to customers	8,094	3,968
Accrued expenses and other current liabilities	1,916	1,511
Deferred revenue	137	110
Income taxes payable	63	298
Total current liabilities	10,924	6,734
Deferred and other tax liabilities, net	972	1,073
Long-term debt	4,106	1,525
Other liabilities	207	58
Total liabilities	16,209	9,390
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock, $0.001 par value; 3,580 shares authorized; 1,294 and 1,286 shares outstanding	2	2
Additional paid-in capital	12,062	11,145
Treasury stock at cost, 271 and 249 shares	(8,053)	(7,155)
Retained earnings	15,998	13,389
Accumulated other comprehensive income	856	549
Total stockholders' equity	20,865	17,930
Total liabilities and stockholders' equity	$37,074	$27,320

The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2012	2011	2010
	(In millions, except per share amounts)
Net revenues	$14,072	$11,652	$9,156
Cost of net revenues	4,216	3,461	2,564
Gross profit	9,856	8,191	6,592
Operating expenses:
Sales and marketing	2,913	2,435	1,947
Product development	1,573	1,235	908
General and administrative	1,567	1,364	1,101
Provision for transaction and loan losses	580	517	392
Amortization of acquired intangible assets	335	267	190
Total operating expenses	6,968	5,818	4,538
Income from operations	2,888	2,373	2,054
Interest and other, net	196	1,537	44
Income before income taxes	3,084	3,910	2,098
Provision for income taxes	(475)	(681)	(297)
Net income	$2,609	$3,229	$1,801
Net income per share:
Basic	$2.02	$2.50	$1.38
Diluted	$1.99	$2.46	$1.36
Weighted average shares:
Basic	1,292	1,293	1,306
Diluted	1,313	1,313	1,327

The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Net income	$2,609	$3,229	$1,801
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation	335	(280)	(176)
Tax (expense) benefit on foreign currency translation	2	—	12
Unrealized gains (losses) on investments, net	99	57	117
Tax (expense) benefit on unrealized gains (losses) on investments, net	(6)	(35)	(38)
Unrealized gains (losses) on hedging activities, net	(127)	58	18
Tax (expense) benefit on unrealized gains (losses) on hedging activities, net	4	(1)	(1)
Other comprehensive income (loss), net tax	307	(201)	(68)
Comprehensive income	$2,916	$3,028	$1,733

The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Common stock:
Balance, beginning of year	$2	$2	$2
Common stock issued	—	—	—
Common stock repurchased/forfeited	—	—	—
Balance, end of year	2	2	2
Additional paid-in-capital:
Balance, beginning of year	11,145	10,481	9,986
Common stock and stock-based awards issued and assumed	312	130	124
Stock-based compensation	488	458	381
Stock-based awards tax impact	117	44	(13)
Structured stock repurchases	—	—	3
Non-controlling interests	—	32	—
Balance, end of year	12,062	11,145	10,481
Treasury stock at cost:
Balance, beginning of year	(7,155)	(6,091)	(5,377)
Common stock repurchased	(898)	(1,064)	(714)
Balance, end of year	(8,053)	(7,155)	(6,091)
Retained earnings:
Balance, beginning of year	13,389	10,160	8,359
Net income	2,609	3,229	1,801
Balance, end of year	15,998	13,389	10,160
Accumulated other comprehensive income:
Balance, beginning of year	549	750	818
Change in unrealized gains on investments	99	57	117
Change in unrealized gains (losses) on cash flow hedges	(127)	58	18
Foreign currency translation adjustment	335	(280)	(176)
Tax benefit (provision) on above items	—	(36)	(27)
Balance, end of year	856	549	750
Total stockholders' equity	$20,865	$17,930	$15,302
Number of Shares:
Common stock:
Balance, beginning of year	1,286	1,298	1,298
Common stock issued	30	22	27
Common stock repurchased/forfeited	(22)	(34)	(27)
Balance, end of year	1,294	1,286	1,298
The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Cash flows from operating activities:
Net income	$2,609	$3,229	$1,801
Adjustments:
Provision for transaction and loan losses	580	517	392
Depreciation and amortization	1,200	940	762
Stock-based compensation	488	458	381
Deferred income taxes	(35)	17	349
Excess tax benefits from stock-based compensation	(130)	(80)	(42)
Gain on sale of Skype	—	(1,664)	—
(Gain) loss on divestiture of businesses	(118)	257	—
Gain on acquisitions	—	(79)	—
Changes in assets and liabilities, net of acquisition effects
Accounts receivable	(207)	(292)	(112)
Other current assets	(310)	18	(252)
Other non-current assets	(96)	(18)	74
Accounts payable	(16)	29	(9)
Accrued expenses and other liabilities	(164)	(202)	(95)
Deferred revenue	28	12	(3)
Income taxes payable and other tax liabilities	9	132	(500)
Net cash provided by operating activities	3,838	3,274	2,746
Cash flows from investing activities:
Purchases of property and equipment, net	(1,257)	(963)	(724)
Changes in principal loans receivable, net	(727)	(587)	(380)
Purchases of investments	(3,128)	(2,290)	(2,644)
Maturities and sales of investments	1,421	1,596	1,436
Acquisitions, net of cash acquired	(143)	(3,223)	(91)
Repayment of Skype note receivable	—	—	125
Proceeds from divested business, net of cash disposed	144	—	—
Proceeds from the sale of Skype	—	2,269	—
Other	(73)	(109)	(6)
Net cash used in investing activities	(3,763)	(3,307)	(2,284)
Cash flows from financing activities:
Proceeds from issuance of common stock	483	242	236
Repurchases of common stock	(898)	(1,064)	(711)
Excess tax benefits from stock-based compensation	130	80	42
Tax withholdings related to net share settlements of restricted stock awards and units	(186)	(147)	(121)
Proceeds from issuance of long-term debt, net	2,976	—	1,489
Net (repayments) and borrowings under commercial paper program	(550)	250	300
Repayment of acquired debt	—	(199)	—
Funds receivable and customer accounts	(4,126)	(1,369)	(393)
Funds payable and amounts due to customers	4,126	1,369	393
Other	(4)	—	—
Net cash (used in) provided by financing activities	1,951	(838)	1,235
Effect of exchange rate changes on cash and cash equivalents	100	(15)	(120)
Net (decrease) increase in cash and cash equivalents	2,126	(886)	1,577
Cash and cash equivalents at beginning of period	4,691	5,577	4,000
Cash and cash equivalents at end of period	$6,817	$4,691	$5,577

Supplemental cash flow disclosures:
Cash paid for interest	$15	$29	$—
Cash paid for income taxes	$789	$373	$646
Non-cash investing and financing activities:
Common stock options assumed pursuant to acquisition	$—	$32	$3
Note receivable from divested business	$—	$288	$—

The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – The Company and Summary of Significant Accounting Policies

The Company

We are a global technology company that enables commerce through three reportable segments: Marketplaces, Payments and GSI. Our Marketplaces segment includes our eBay.com platform and its localized counterparts and our other online platforms, such as our online classifieds businesses and StubHub. Our Payments segment is comprised of PayPal, Bill Me Later and Zong. Our GSI segment consists of GSI, which was added upon the completion of our acquisition of GSI on June 17, 2011. The results of our GSI segment have been included in our consolidated results of operations from the acquisition date.
We are required to comply with various regulations worldwide in order to operate our businesses, particularly our Payments business. We also partner with banks and other financial institutions in order to offer our Payments services globally. Changes in regulations, non-compliance with regulations or loss of key bank or financial institution partners could have a significant adverse impact on our ability to operate our Payments business; therefore, we monitor these areas closely to mitigate potential adverse impacts.
When we refer to “we,” “our,” “us” or “eBay” in this document, we mean the current Delaware corporation (eBay Inc.) and its California predecessor, as well as all of our consolidated subsidiaries.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to provisions for transaction and loan losses, legal contingencies, income taxes, revenue recognition, stock-based compensation, goodwill and the recoverability of intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

Principles of consolidation and basis of presentation

The accompanying financial statements are consolidated and include the financial statements of eBay Inc., our wholly and majority-owned subsidiaries and variable interest entities ("VIEs") if we are the primary beneficiary. Ownership interests of minority interests are recorded as a non-controlling interest. All significant intercompany balances and transactions have been eliminated in consolidation. A qualitative approach is applied to assess the consolidation requirement for VIEs. Investments in entities where we hold at least a 20% ownership interest and have the ability to exercise significant influence, but not control, over the investee are accounted for using the equity method of accounting. For such investments, our share of the investees' results of operations is included in interest and other, net and our investment balance is included in long-term investments. Investments in entities where we hold less than a 20% ownership interest are generally accounted for using the cost method of accounting, and our share of the investees' results of operations is included in our consolidated statement of income to the extent dividends are received.

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

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Our marketing services and other revenues, included in all of our segments, are derived principally from the sale of advertisements, revenue sharing arrangements, classifieds fees, marketing service fees and lead referral fees, as well as the revenues described in the next paragraph. Our advertising revenues are derived principally from the sale of online advertisements. The duration of our advertising contracts has ranged from one week to five years, but is generally one week to one year. Advertising revenues on contracts are recognized as “impressions” (i.e., the number of times that an advertisement appears in pages viewed by users of our websites) are delivered, or as “clicks” (which are generated each time users on our websites click through our text-based advertisements to an advertiser's designated website) are provided to advertisers. For contracts with minimum monthly or quarterly advertising commitments where the fee and commitments are fixed throughout the term, we recognize revenue ratably over the term of the agreement. Some of our advertising contracts consist of multiple elements which generally include a blend of various impressions and clicks as well as other marketing deliverables. Where neither vendor-specific objective evidence nor third-party evidence of selling price exists, we use management's best estimate of selling price (BESP) to allocate arrangement consideration on a relative basis to each element. BESP is generally based on the selling prices of the various elements when they are sold to customers of a similar nature and geography on a stand-alone basis or estimated stand-alone pricing when the element has not previously been sold stand-alone. These estimates are generally based on pricing strategies, market factors and strategic objectives. Revenues related to revenue sharing arrangements are recognized based on revenue reports received from our partners, provided that collectability is reasonably assured. Revenues related to fees for listing items on our classified websites are recognized over the estimated period of the classified listing. Lead referral fee revenue is generated from lead referral fees based on the number of times a user clicks through to a merchant's website from our websites. Lead referral fees are recognized in the period in which the user clicks through to the merchant's website.
Our other revenues are derived principally from contractual arrangements with third parties that provide services to our users, interest earned on certain PayPal customer account balances and interest and fees earned on the Bill Me Later portfolio of loan receivables. Revenues from contractual arrangements with third parties are recognized as the contracted services are delivered to end users. Interest income on certain PayPal customer balances is recognized when earned. Interest and fees earned on the Bill Me Later portfolio of loan receivables are computed and recognized based on contractual interest and fee rates, and are net of any required reserves and amortization of deferred origination costs.
To drive traffic to our websites, we provide incentives to our users in the form of coupons and buyer and seller rewards. These incentives are generally treated as reductions in revenue.
Internal use software and website development costs
Direct costs incurred to develop software for internal use and website development costs are capitalized and amortized over an estimated useful life of one to five years. During the years ended December 31, 2012, 2011 and 2010, we capitalized costs, primarily related to labor and stock-based compensation, of $285 million, $212 million and $193 million, respectively. Amortization of previously capitalized amounts was $184 million, $166 million and $147 million for 2012, 2011 and 2010, respectively. Costs related to the design or maintenance of internal use software and website development are expensed as incurred.

Advertising expense
We expense the costs of producing advertisements at the time production occurs and expense the cost of communicating advertisements in the period during which the advertising space or airtime is used as sales and marketing expense. Internet advertising expenses are recognized based on the terms of the individual agreements, which is generally over the greater of the ratio of the number of impressions delivered over the total number of contracted impressions, on a pay-per-click basis, or on a straight-line basis over the term of the contract. Advertising expense totaled $1.1 billion, $977 million and $808 million for the years ended December 31, 2012, 2011 and 2010, respectively.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based compensation
We issue two types of stock-based awards to employees: restricted stock units (including performance-based restricted stock units) and stock options. We primarily issue restricted stock units. We determine compensation expense associated with restricted stock units based on the fair value of our common stock on the date of grant. We determine compensation expense associated with stock options based on the estimated grant date fair value method using the Black-Scholes valuation model. We generally recognize compensation expense using a straight-line amortization method over the respective vesting period for awards that are ultimately expected to vest. Accordingly, stock-based compensation expense for 2012, 2011 and 2010 has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures. We recognize a benefit from stock-based compensation in equity to the extent that an incremental tax benefit is realized by following the ordering provisions of the tax law. In addition, we account for the indirect effects of stock-based compensation on the research tax credit and the foreign tax credit through our consolidated statement of income.
Provision for transaction losses
We are exposed to losses due to payment card and other payment misuse, as well as non-performance of and credit losses from sellers. Provisions for these items represent our estimate of actual losses based on our historical experience and actuarial techniques, as well as economic conditions. Provision for transaction losses includes PayPal's transaction loss expense as well as losses resulting from our customer protection programs on and off our platforms.
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
Cash and cash equivalents
Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less when purchased and are mainly comprised of bank deposits, money market funds and commercial paper.
Allowance for doubtful accounts and authorized credits
We record our allowance for doubtful accounts based upon our assessment of various factors. We consider historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions and other factors that may affect our customers' ability to pay. The allowance for doubtful accounts and authorized credits was $89 million and $87 million at December 31, 2012 and 2011, respectively.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allowance for loans and interest receivable
The allowance for loans and interest receivable represents management's estimate of probable losses inherent in our Bill Me Later portfolio. The provision related to the principal is included in provision of transaction and loan losses and the provision related to the interest is recorded as a reduction of marketing services and other revenue. The allowance for loans and interest receivable represents management's estimate of probable losses inherent in our Bill Me Later portfolio, which is considered to be of one segment and one class. Management's evaluation of probable losses is subject to judgments and numerous estimates, including forecasted principal balance delinquency rates ("roll rates"). Roll rates are the percentage of balances that we estimate will migrate from one stage of delinquency to the next based on our historical experience, as well as external factors such as estimated bankruptcies and levels of unemployment. The roll rates are applied to principal and interest balances for each stage of delinquency, from current to 180 days past due, in order to estimate the loans and interest that are probable to be charged off by the end of 180 days.
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
Funds receivable and funds payable
Funds receivable and funds payable relate primarily to our Payments segment and arise due to the time to clear transactions through external payment networks. When customers fund their account using their bank account or credit card, or withdraw money to their bank account or through a debit card transaction, there is a clearing period before the cash is received or settled, usually one to three business days for U.S. transactions, and generally up to five business days for international transactions. To a lesser extent and primarily related to our Marketplaces segment, we generate funds receivable in certain foreign locations from external credit providers that settle within 12 months ($263 million and $203 million as of December 31, 2012 and 2011, respectively).
Customer accounts
Based on differences in regulatory requirements and commercial law in the jurisdictions where PayPal operates, PayPal previously held customer balances either as direct claims against PayPal or as an agent or custodian on behalf of PayPal's customers. Customer balances held by PayPal as an agent or custodian on behalf of its customers are not reflected on our consolidated balance sheet, while customer balances held as direct claims against PayPal are reflected on our consolidated balance sheet as funds receivable and customer accounts. Based on changes to our U.S. PayPal user agreement effective November 1, 2012, PayPal began holding U.S. customer balances as direct claims against PayPal, rather than as an agent or custodian on behalf of such PayPal customers.  As a result, effective November 1, 2012, all U.S. PayPal customer balances, which were previously not reported on our consolidated balance sheet, have been reflected as assets in our consolidated balance sheet under "Funds receivable and customer accounts," with an associated liability under "funds payable and amounts due to customers." At December 31, 2012, PayPal held all customer balances (both in the U.S. and internationally) as direct claims against PayPal. We maintain these customer account balances in interest and non-interest bearing bank deposits, including time deposits with maturity dates of less than one year.

Investments
Short-term investments, which include marketable equity securities, time deposits and government bonds and corporate debt securities with original maturities of greater than three months but less than one year when purchased, are classified as available-for-sale and are reported at fair value using the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a component of other comprehensive income (loss), net of related estimated tax provisions or benefits.
Long-term investments include marketable government bonds and corporate debt securities, time deposits and cost and equity method investments. Debt securities are classified as available-for-sale and are reported at fair value using the specific identification method. Unrealized gains and losses on our available-for-sale investments are excluded from earnings and reported as a component of other comprehensive income (loss), net of related estimated tax provisions or benefits.
Certain time deposits are classified as held to maturity and recorded at amortized cost. Our equity method investments are investments in privately held companies. Our consolidated results of operations include, as a component of interest and other, net, our share of the net income or loss of the equity method investments. Our share of investees' results of operations is

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

not significant for any period presented. Our cost method investments consist of investments in privately held companies and are recorded at cost. Amounts received from our cost method investees were not material to any period presented.

We assess whether an other-than-temporary impairment loss on our investments has occurred due to declines in fair value or other market conditions. With respect to our debt securities, this assessment takes into account the severity and duration of the decline in value, our intent to sell the security, whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, and if we do not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). We did not recognize an other-than-temporary impairment loss on our investments in 2012, 2011, or 2010.

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
Goodwill and intangible assets
Goodwill is tested for impairment at a minimum on an annual basis. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value.  If the reporting unit does not pass the qualitative assessment, then the reporting unit's carrying value is compared to its fair value.  The fair values of the reporting units are estimated using market and discounted cash flow approaches.  Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value.  The discounted cash flow approach uses expected future operating results.  Failure to achieve these expected results may cause a future impairment of goodwill at the reporting unit.  We conducted our annual impairment test of goodwill as of August 31, 2012 and 2011.  As a result of this test, we determined that no adjustment to the carrying value of goodwill for any reporting units was required.

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
Impairment of long-lived assets
We evaluate long-lived assets (including intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate. In 2012, 2011 and 2010, no impairment was noted.

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
Derivative instruments
We have significant international revenues as well as costs denominated in foreign currencies, subjecting us to foreign currency risk. We purchase foreign currency exchange contracts that qualify as cash flow hedges, generally with maturities of 18 months or less, to reduce the volatility of cash flows related primarily to forecasted revenue and intercompany transactions denominated in certain foreign currencies. All outstanding derivatives are recognized on the balance sheet at fair value. The effective portion of the designated derivative's gain or loss is initially reported as a component of accumulated other comprehensive income and is subsequently reclassified into the financial statement line item in which the hedged item is recorded in the same period the forecasted transaction affects earnings.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Our derivative instruments expose us to credit risk to the extent that our counterparties may be unable to meet the terms of the agreements. We seek to mitigate this risk by limiting our counterparties to major financial institutions and by spreading the risk across several major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis. See “Note 8 - Derivative Instruments” for additional information related to our derivative instruments.
Concentration of credit risk
Our cash, cash equivalents, accounts receivable, loans and interest receivable, funds receivable and customer accounts are potentially subject to concentration of credit risk. Cash, cash equivalents and customer accounts are placed with financial institutions that management believes are of high credit quality. In addition, funds receivable are generated with financial institutions or credit card companies that management believes are of high credit quality. Our accounts receivable are derived from revenue earned from customers located in the U.S. and internationally. Our loans and interest receivable are derived from consumer financing activities for customers located in the U.S. As of December 31, 2012 and 2011, no customer accounted for more than 10% of net accounts receivable or net loans receivable. During the years ended December 31, 2012, 2011 and 2010, no customer accounted for more than 10% of net revenues.
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

	Year Ended December 31,
	2012	2011	2010
	(In millions, except per share amounts)
Numerator:
Net income	$2,609	$3,229	$1,801
Denominator:
Weighted average common shares - basic	1,292	1,293	1,306
Dilutive effect of equity incentive plans	21	20	21
Weighted average common shares - diluted	1,313	1,313	1,327
Net income per share:
Basic	$2.02	$2.50	$1.38
Diluted	$1.99	$2.46	$1.36
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	4	17	32

Note 3 – Business Combinations and Divestitures
Our acquisition activity in 2012, 2011 and 2010, was as follows:
2012 Acquisition and Divestiture Activity
During 2012, we completed three acquisitions, two of which are included in our Marketplaces segment and one in our Payments segment, for aggregate purchase consideration of approximately $149 million, consisting primarily of cash. The allocation of the purchase consideration resulted in net liabilities of approximately $21 million, purchased intangible assets of $70 million and goodwill of $100 million. The allocations of the purchase price for these acquisitions have been prepared on a preliminary basis and are subject to estimates, assumptions and other uncertainties, and changes to those allocations may occur as additional information becomes available. The consolidated financial statements include the operating results of the acquired businesses since the respective dates of the acquisitions. Pro forma results of operations have not been presented because the effect of the acquisitions was not material to our financial results.

In May 2012, we completed the sale of Rent.com for proceeds of approximately $145 million, resulting in a gain of approximately $118 million. The results of operations from Rent.com are not material to any period presented.

2011 Acquisition and Divestiture Activity

During 2011, we completed thirteen acquisitions, including the acquisitions of GSI, brands4friends, GittiGidiyor and Zong. Allocation of the purchase consideration for the business combinations completed in 2011 is summarized as follows:

	Purchase Consideration	Net Tangible Assets Acquired/(Liabilities Assumed)	Purchased Intangible Assets	Goodwill
	(In millions)
GSI	$2,377	$128	$819	$1,430
brands4friends	193	(33)	76	150
GittiGidiyor	235	(9)	53	191
Zong	232	(36)	77	191
Other	402	(34)	164	272
Total	$3,439	$16	$1,189	$2,234
The purchase consideration for each acquisition was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase consideration recorded as goodwill. The fair value assigned to identifiable intangible assets acquired was determined primarily by using valuation methods that discount expected future cash flows to present value using estimates and assumptions determined by management. Purchased identifiable intangible assets are amortized on a straight-line basis over the respective useful lives. We generally do not expect goodwill to be deductible for income tax purposes.
GSI
Acquisition
We completed the acquisition of GSI on June 17, 2011. GSI is a leading provider of ecommerce and interactive marketing services. We acquired GSI to utilize its comprehensive integrated suite of online commerce and interactive marketing services to strengthen our ability to connect buyers and sellers worldwide. We paid $29.25 per share, and assumed restricted stock-based awards with a fair value of approximately $25 million, resulting in total consideration of approximately $2.4 billion. In addition, we paid an amount equal to $0.33 per share or approximately $24 million, which was separate and distinct from the per share merger consideration, to certain GSI security holders in connection with the settlement of litigation related to the acquisition of GSI and recorded that payment in general and administrative expenses. GSI is reported as a separate segment.

Divestiture
In conjunction with the acquisition of GSI, we immediately divested 100 percent of GSI's licensed sports merchandise business and 70 percent of GSI's ShopRunner and RueLaLa businesses (together, the "divested businesses"). The divested businesses were sold to Kynetic, LLC (formerly known as NRG Commerce, LLC), which we refer to as Kynetic, led by GSI's former Chairman, President and Chief Executive Officer, Mr. Michael Rubin, for a note receivable with a face value of $467 million. The note receivable bears interest at an annual rate equal to 3-month LIBOR plus 1.10%, matures in December 2018, and is secured by certain assets of the divested businesses. The fair value of the note receivable was determined to be $287 million based on comparable market interest rates and is recorded in other assets in our consolidated balance sheet. The difference between the fair value of the note receivable and the carrying value of the divested businesses resulted in a loss of approximately $257 million. The loss was recorded in interest and other, net in our consolidated statement of income.
The carrying value of our retained stake in the ShopRunner and RueLaLa businesses was $75 million and is recorded in long-term investments. We account for our retained interest in the ShopRunner and RueLaLa businesses under the equity method of accounting and record our proportionate share of net income (loss) on a one-quarter lag as a component of interest and other, net in our consolidated statement of income. Our exposure to loss resulting from our financing arrangement with Kynetic and equity investments in RueLaLa and ShopRunner is limited to the carrying value of the note receivable and equity investments, respectively. We also entered into a transitional services agreement, pursuant to which GSI provided to the divested businesses certain transitional services for a limited period. GSI has also entered into a transitional services agreement, pursuant to which it is providing to the divested businesses certain transitional services for a limited period, as well as certain other commercial agreements with Kynetic and its affiliates.
Intangible Assets
The following table sets forth the components of intangible assets acquired in connection with the GSI acquisition (excluding intangible assets sold in connection with the divested businesses):

Description	Fair Value	Useful Life (Years)
	(In millions, except years)
Trademarks	$8	2
User base	668	5
Developed technology	143	5
Total	$819
We have included the financial results of GSI in our consolidated financial statements from the date of acquisition.
Pro forma financial information
The unaudited pro forma financial information in the table below summarizes the combined results of our operations and those of GSI for the periods shown as though the acquisition of GSI and the sale of the divested businesses had occurred as of the beginning of fiscal year 2010. The pro forma financial information for the periods presented includes the business combination accounting effects of the acquisition, including amortization charges from acquired intangible assets. The pro forma financial information as presented below is for informational purposes only, is subject to a number of estimates, assumptions and other uncertainties, and is not indicative of the results of operations that would have been achieved if the acquisition and divestiture had taken place at January 1, 2010. The unaudited pro forma financial information is as follows (no pro forma information is presented for 2012 as GSI is included in the consolidated results of operations for the full year):

	Year Ended December 31,
	2011	2010
	(In millions, except per share amounts)
Total revenues	$12,038	$10,024
Net income	3,169	1,682
Basic earnings per share	2.45	1.29
Diluted earnings per share	$2.41	$1.27

brands4friends
brands4friends, an online shopping club for fashion and lifestyle in Germany, was acquired during the first quarter of 2011 for total cash consideration of approximately $193 million. This company is included in our Marketplaces segment. Our consolidated financial statements include the operating results of brands4friends from the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to our consolidated results of operations.
GittiGidiyor
In the second quarter of 2011, we acquired additional shares of GittiGidiyor, an online marketplace in Turkey. We previously held a non-controlling interest in GittiGidiyor, and following the completion of the acquisition of these additional shares, we own approximately 93% of the outstanding shares of GittiGidiyor. The following table summarizes the purchase consideration (in millions):

Cash paid	$182
Fair value of non-controlling interest	31
Fair value of previously held equity interest	22
Total purchase consideration	$235
This company is included in our Marketplaces segment. As a result of obtaining control over GittiGidiyor, our previously held 10% interest was remeasured to fair value resulting in a gain of $17 million. The gain has been recognized in interest and other, net in our consolidated statement of income. We recorded the remaining non-controlling interest in additional paid-in capital in our consolidated balance sheet as the amount is not significant. Our consolidated financial statements include the operating results of GittiGidiyor from the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to our consolidated results of operations.
Zong
Zong is a provider of payment services through mobile carrier billing. We completed the acquisition of Zong on August 11, 2011, for total cash consideration of approximately $232 million. The business is included in our Payments segment. Our consolidated financial statements include the operating results of Zong from the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to our consolidated results of operations
Other

•	Magento
We completed our acquisition of Magento, which operates an ecommerce storefront platform, on August 16, 2011. We previously held a non-controlling interest in Magento of 49.9% of the outstanding shares, and following the completion of the acquisition, we own 100% of the outstanding shares of Magento. As a result of obtaining control over Magento, our previously held interest was remeasured to fair value, which resulted in a gain of $56 million. The gain has been recognized in interest and other, net in our consolidated statement of income. Our consolidated financial statements include the operating results of Magento from the date of acquisition. Magento is included in our X.commerce initiative. Pro forma results of operations have not been presented because the effect of the acquisition was not material to our consolidated results of operations.

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

2010 Acquisition Activity

We acquired three companies during 2010 for aggregate purchase consideration of $96 million consisting primarily of cash. Each of these three companies is included in our Marketplaces segment. Allocation of the purchase consideration resulted in net tangible assets of $0.3 million, purchased intangible assets of $18 million and goodwill of $78 million.

Note 4 – Goodwill and Intangible Assets

Goodwill

The following table presents goodwill balances and adjustments to those balances for each of our reportable segments and corporate investments for the year ended December 31, 2012 and 2011:

	December 31, 2010	Goodwill Acquired	Adjustments/Allocations	December 31, 2011	Goodwill Acquired	Adjustments/Disposals	December 31, 2012
	(In millions)
Reportable segments:
Marketplaces	$4,045	$380	$85	$4,510	$92	$130	$4,732
Payments	2,149	310	56	2,515	8	(4)	2,519
GSI	—	1,484	(191)	1,293	—	(54)	1,239
Corporate and other	—	114	(67)	47	—	—	47
Total Goodwill	$6,194	$2,288	$(117)	$8,365	$100	$72	$8,537

The adjustments to goodwill during the year ended December 31, 2012 were due primarily to foreign currency translation and changes in tax items. A portion of goodwill acquired as part of the GSI acquisition and Magento acquisition (included in Corporate and Other) was allocated to the Marketplaces and Payments segments, respectively, based on synergies expected to be realized. The adjustments to goodwill during the year ended December 31, 2011 were due primarily to foreign currency translation.
We conducted our annual impairment test of goodwill as of August 31, 2012 and determined that no adjustment to the carrying value of goodwill for any reportable units was necessary. As of December 31, 2012, we determined that no events or circumstances from August 31, 2012 through December 31, 2012 indicated that a further assessment was necessary.

Intangible Assets

The components of identifiable intangible assets are as follows:

	December 31, 2012				December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
	(In millions, except years)
Intangible assets:
Customer lists and user base	$1,644	$(991)	$653	5	$1,633	$(787)	$846	5
Trademarks and trade names	743	(569)	174	5	730	(469)	261	5
Developed technologies	525	(322)	203	4	498	(249)	249	3
All other	252	(154)	98	4	182	(132)	50	4
	$3,164	$(2,036)	$1,128		$3,043	$(1,637)	$1,406

Amortization expense for intangible assets was $433 million, $337 million and $254 million for the years ended December 31, 2012, 2011 and 2010, respectively.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Expected future intangible asset amortization as of December 31, 2012 is as follows (in millions):

Fiscal years:
2013	$408
2014	299
2015	244
2016	121
2017	32
Thereafter	24
$1,128

Note 5 – Segments

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

The corporate and other category includes income, expenses and charges such as:

•	results of operations of various initiatives which support all of our reporting segments;

•	corporate management costs, such as human resources, finance and legal, not allocated to our segments;

•	amortization of intangible assets;

•	restructuring charges; and

•	stock-based compensation expense.

The following tables summarize the financial performance of our reporting segments and provide a reconciliation to our consolidated operating results for the periods reflected below (data for the year ended December 31, 2011 include GSI since the date of acquisition):

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Net Revenue
Marketplaces
Net transaction revenues	$6,078	$5,431	$4,800
Marketing services and other revenues	1,320	1,211	921
	7,398	6,642	5,721
Payments
Net transaction revenues	5,146	4,123	3,261
Marketing services and other revenues	428	289	174
	5,574	4,412	3,435
GSI
Net transaction revenues	850	460	—
Marketing services and other revenues	233	130	—
	1,083	590	—
Corporate and other
Marketing services and other revenues	39	8	—

Elimination of inter-segment net revenues (1)	(22)	—	—
Total consolidated net revenue	$14,072	$11,652	$9,156

Operating income (loss)
Marketplaces	$2,943	$2,631	$2,305
Payments	1,359	978	722
GSI	128	83	—
Corporate and other	(1,542)	(1,319)	(973)
Total operating income (loss)	$2,888	$2,373	$2,054

(1) Represents revenue generated between our reportable segments.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize the allocation of net revenues and long-lived tangible assets based on geography:

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Net revenues:
U.S.	$6,778	$5,484	$4,214
Germany	1,679	1,539	1,204
United Kingdom	1,889	1,572	1,267
Rest of world	3,726	3,057	2,471
Total net revenues	$14,072	$11,652	$9,156

	December 31,
	2012	2011
	(In millions)
Long-lived tangible assets:
U.S.	$2,727	$2,203
International	222	128
Total long-lived tangible assets	$2,949	$2,331
Net revenues are attributed to U.S. and international geographies primarily based upon the country in which the seller, payment recipient, customer, website that displays advertising, or other service provider, as the case may be, is located. Long-lived assets attributed to the U.S. and international geographies are based upon the country in which the asset is located or owned. Total assets by segment are not presented as that information is not used to allocate resources or assess performance at the segment level and is not reviewed by our Chief Operating Decision Maker.

Note 6 – Investments
At December 31, 2012 and 2011, the estimated fair value of our short-term and long-term investments classified as available for sale, are as follows:

	December 31, 2012
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Short-term investments:
Restricted cash	$15	$—	$—	$15
Corporate debt securities	1,150	3	—	1,153
Government and agency securities	20	—	—	20
Time deposits and other	765	—	—	765
Equity instruments	8	630	—	638
	$1,958	$633	$—	$2,591
Long-term investments:
Corporate debt securities	2,615	54	—	2,669
Government and agency securities	41	1	—	42
	$2,656	$55	$—	$2,711

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2011
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Short-term investments:
Restricted cash	$19	$—	$—	$19
Corporate debt securities	448	1	—	449
Government and agency securities	42	—	—	42
Time deposits and other	82	—	—	82
Equity instruments	8	638	—	646
	$599	$639	$—	$1,238
Long-term investments:
Restricted cash	$1	$—	$—	$1
Corporate debt securities	2,238	6	(58)	2,186
Government and agency securities	70	1	—	71
	$2,309	$7	$(58)	$2,258
At December 31, 2012 and 2011, we held $6 million and $5 million, respectively, of time deposits classified as held to maturity which are recorded at amortized cost.
We had no material long-term or short-term investments that have been in a continuous unrealized loss position for greater than 12 months as of December 31, 2012. Amounts reclassified to earnings from unrealized gains and losses were not material in 2012, 2011 and 2010,

Our fixed-income investment portfolio consists of corporate debt securities and government and agency securities that have a maximum maturity of six years. The corporate debt and government and agency securities that we invest in are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As interest rates increase, those securities purchased at a lower yield show a mark-to-market unrealized loss. The unrealized losses are due primarily to changes in credit spreads and interest rates. We expect to realize the full value of all these investments upon maturity or sale. As of December 31, 2012, these securities had a weighted average remaining duration of approximately 18 months. Restricted cash is held primarily in money market funds and interest bearing accounts for letters of credit related primarily to our global sabbatical program and various lease arrangements.
The estimated fair values of our short-term and long-term investments classified as available for sale by date of contractual maturity at December 31, 2012 are as follows:

December 31, 2012
(In millions)
One year or less (including restricted cash of $15)	$2,591
One year through two years	1,016
Two years through three years	493
Three years through four years	766
Four years through five years	420
Five years through six years	16
$5,302
Equity and cost method investments
We have made multiple equity and cost method investments which are reported in long-term investments on our consolidated balance sheet. As of December 31, 2012 and 2011, our equity and cost method investments totaled $327 million and $190 million, respectively. During 2012, we entered into a joint venture arrangement with a third party resulting in an equity investment of $130 million in exchange for our contribution of $12 million cash and commitment to contribute certain assets of a business unit upon obtaining further regulatory approvals.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7 – Fair Value Measurement of Assets and Liabilities

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011:

Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents	$6,817	$5,685	$1,132
Short-term investments:
Restricted cash	15	15	—
Corporate debt securities	1,153	—	1,153
Government and agency securities	20	—	20
Time deposits	765	—	765
Equity instruments	638	638	—
Total short-term investments	2,591	653	1,938
Derivatives	55	—	55
Long-term investments:
Restricted cash	—	—	—
Corporate debt securities	2,669	—	2,669
Government and agency securities	42	—	42
Total long-term investments	2,711	—	2,711
Total financial assets	$12,174	$6,338	$5,836

Liabilities:
Derivatives	$86	$—	$86

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents	$4,691	$4,691	$—
Short-term investments:
Restricted cash	19	19	—
Corporate debt securities	449	—	449
Government and agency securities	42	—	42
Time deposits	82	—	82
Equity instruments	646	646	—
Total short-term investments	1,238	665	573
Derivatives	112	—	112
Long-term investments:
Restricted cash	1	1	—
Corporate debt securities	2,186	—	2,186
Government and agency securities	71	—	71
Total long-term investments	2,258	1	2,257
Total financial assets	$8,299	$5,357	$2,942

Liabilities:
Derivatives	$60	$—	$60

Our financial assets and liabilities are valued using market prices on both active markets (level 1) and less active markets (level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. The majority of our derivative instruments are valued using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as equity prices, interest rate yield curves, option volatility and currency rates. Our derivative instruments are primarily short-term in nature, generally one month to one year in duration. Certain foreign currency contracts designated as cash flow hedges extend to 18 months in duration. Cash and cash equivalents are short-term, highly liquid investments with original or remaining maturities of three months or less when purchased and are comprised primarily of bank deposits, money market funds, and commercial paper. We did not have any transfers of financial instruments between valuation levels during 2012 and 2011.

In addition to the long-term investments noted above, we had approximately $327 million and $190 million of cost and equity method investments included in long-term investments on our consolidated balance sheet at December 31, 2012 and 2011, respectively.

As of December 31, 2012, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

Other financial instruments, including accounts receivable, loans and interest receivable, funds receivable, customer accounts, short-term debt, accounts payable, funds payable and amounts due to customers are carried at cost, which approximates their fair value because of the short-term nature of these instruments.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8 – Derivative Instruments

The notional amounts associated with our foreign currency contracts at December 31, 2012 and 2011 were $6.6 billion and $4.2 billion, respectively, of which $2.3 billion and $2.0 billion, respectively, were designated as cash flow hedges. Derivative transactions are measured in terms of the notional amount, but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. The notional amount is generally not exchanged, but is used only as the basis on which the value of foreign exchange payments under these contracts are determined.
During each of the fiscal years presented, the amounts recognized in earnings on derivative instruments designated as cash flow hedges related to the ineffective portion were not material, and we did not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness. As of December 31, 2012, we estimate that $45 million of net derivative losses related to our cash flow hedges included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

Fair Value of Derivative Contracts

The fair value of our outstanding derivative instruments was as follows:

	Derivative Assets Reported in Other Current Assets		Derivative Liabilities Reported in Other Current Liabilities
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$1	$75	$56	$3
Foreign exchange contracts not designated as hedging instruments	43	29	30	57
Other contracts not designated as hedging instruments	11	8	—	—
Total fair value of derivative instruments	$55	$112	$86	$60

Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following table summarizes the activity of derivative contracts that qualify for hedge accounting as of December 31, 2012 and 2011, and the impact of designated derivative contracts on accumulated other comprehensive income for the years ended December 31, 2012 and 2011:

	December 31, 2011	Amount of gain (loss) recognized in other comprehensive income (effective portion)	Amount of gain (loss) reclassified from accumulated other comprehensive income to net revenue and operating expense (effective portion)	December 31, 2012
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$72	(54)	73	$(55)

	December 31, 2010	Amount of gain (loss) recognized in other comprehensive income (effective portion)	Amount of gain (loss) reclassified from accumulated other comprehensive income to net revenue and operating expense (effective portion)	December 31, 2011
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$14	72	14	$72

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effect of Derivative Contracts on Consolidated Statement of Income

The following table provides the location in our financial statements of the recognized gains or losses related to our derivative instruments:

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Foreign exchange contracts designated as cash flow hedges recognized in net revenues	$44	$(26)	$11
Foreign exchange contracts designated as cash flow hedges recognized in operating expenses	16	(7)	—
Foreign exchange contracts not designated as hedging instruments recognized in interest and other, net	—	(5)	(9)
Other contracts not designated as hedging instruments recognized in interest and other, net	3	(1)	—
Total gain (loss) recognized from derivative contracts in the consolidated statement of income	$63	$(39)	$2

Note 9 – Balance Sheet Components

	As of December 31,
	2012	2011
	(In millions)
Other current assets:
Prepaid expenses	$181	$169
Income tax receivable	296	3
Deferred tax assets, net	13	48
Interest receivables	66	42
Derivatives	55	112
Other	303	207
	$914	$581

	As of December 31,
	2012	2011
	(In millions)
Property and equipment, net:
Computer equipment and software	$4,170	$3,369
Land and buildings, including building improvements	807	784
Leasehold improvements	413	338
Furniture and fixtures	220	150
Construction in progress and other	347	236
	5,957	4,877
Accumulated depreciation	(3,466)	(2,891)
	$2,491	$1,986
Total depreciation expense on our property and equipment in the years ended December 31, 2012, 2011 and 2010 totaled $767 million, $603 million and $508 million, respectively.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of December 31,
	2012	2011
	(In millions)
Accrued expenses and other current liabilities:
Acquisition related accrued expenses	$2	$24
Advertising	178	101
Compensation and related benefits	649	489
Contractors and consultants	63	71
Deferred tax liability	35	—
Professional fees	133	128
Restructuring	20	2
Derivatives	86	60
Transaction loss accrual	33	62
VAT accrual	147	99
Other current liabilities	570	475
	$1,916	$1,511

	As of December 31,
	2012	2011
	(In millions)
Accumulated other comprehensive income:
Foreign currency translation	$449	$114
Unrealized gains on investments	687	588
Unrealized gains (losses) on cash flow hedges	(55)	72
Estimated tax provision on above items	(225)	(225)
	$856	$549

Note 10 – Restructuring
2012 Restructuring Plan

In the fourth quarter of 2012, we implemented a global restructuring plan designed to simplify and streamline our organization and strengthen the overall competitiveness of our existing businesses.  The plan includes a strategic reduction of our existing global workforce by approximately 600 employees and 300 contractors and related activities, including the closure of certain facilities and asset impairments. The majority of the costs impacts our PayPal and GSI businesses.  In connection with the plan, we incurred aggregate charges of approximately $31 million as of December 31, 2012, primarily related to severance and benefits.  We expect to incur additional charges of approximately $1 million by the completion of the plan, which is currently scheduled for the first quarter of 2013.

The following table summarizes restructuring and other related charges by segment recognized for the year ended December 31, 2012:

	Severance and Benefits	Other	Total
	(In millions)
Marketplaces	$2	$—	$2
Payments	18	1	19
GSI	8	—	8
Corporate	2	—	2
	$30	$1	$31

 The above restructuring and other related charges are included in general and administrative expenses on the consolidated statement of income.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the restructuring reserve activity during the year ended December 31, 2012:

	Severance and Benefits	Other	Total
	(In millions)
Accrued liability as of January 1, 2012	$—	$—	$—
Charges	30	1	31
Payments	(10)	—	(10)
Non-cash settlements	—	(1)	(1)
Accrued liability as of December 31, 2012	$20	$—	$20

2009 Customer Service Consolidation

In 2009, we began the consolidation of certain customer service facilities in North America and Europe to streamline our operations and deliver better and more efficient customer support to our users. We completed these activities during the first quarter of 2011. The consolidation impacted approximately 1,000 employees. In connection with the consolidation, we incurred total costs of approximately $47 million, primarily related to employee severance and benefits, of which $21 million was incurred in 2010. These restructuring costs are presented in general and administrative expenses on the consolidated statement of income.

The following table summarizes by segment the restructuring costs recognized during the years ended December 31, 2010:

	Employee Severance and Benefits	Facilities	Total
	(In millions)
Marketplaces	$19	$3	$22
Payments	(1)	—	(1)
	$18	$3	$21

Note 11 – Debt
The following tables summarizes the carrying value of our outstanding debt as of December 31, 2012 and 2011:

	Coupon	Carrying Value as of	Effective
	Rate	December 31, 2012	Interest Rate
	(In millions, except percentages)
Long-Term Debt
Senior notes due 2015	1.625%	$599	1.805%
Senior notes due 2015	0.700%	250	0.820%
Senior notes due 2017	1.350%	999	1.456%
Senior notes due 2020	3.250%	498	3.389%
Senior notes due 2022	2.600%	999	2.678%
Senior notes due 2042	4.000%	742	4.114%
Total senior notes		4,087
Notes payable		13
Capital lease obligations		6
Total long-term debt		$4,106

Short-Term Debt
Senior notes due 2013	0.875%	$400	1.078%
Notes payable		2
Capital lease obligations		11
Total short-term debt		413
Total Debt		$4,519

	Coupon	Carrying Value as of	Effective
	Rate	December 31, 2011	Interest Rate
	(In millions, except percentages)
Long-Term Debt
Senior notes due 2013	0.875%	$400	1.078%
Senior notes due 2015	1.625%	598	1.805%
Senior notes due 2020	3.250%	497	3.389%
Total senior notes		1,495
Notes payable		15
Capital lease obligations		15
Total long-term debt		$1,525

Short-Term Debt
Commercial paper		$550
Notes payable		2
Capital lease obligations		13
Total short-term debt		565
Total Debt		$2,090
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

The effective interest rates for our fixed-rate senior notes include the interest payable, the amortization of debt issuance costs and the amortization of any original issue discount on these senior notes. Interest expense associated with these senior notes, including amortization of debt issuance costs, during the years ended December 31, 2012 and 2011 was approximately $64 million and $32 million, respectively. At December 31, 2012, the estimated fair value of all these senior notes included in long-term debt was approximately $4.6 billion based on market prices on less active markets (Level 2).

The indenture pursuant to which the senior notes were issued includes customary covenants that, among other things, limit our ability to incur, assume or guarantee debt secured by liens on specified assets or enter into sale and lease-back transactions with respect to specified properties, and also includes customary events of default.
Notes Payable
Notes payable is comprised primarily of a note that bears interest at 6.3% per annum and has a maturity date of December 2015.
Capital Lease Obligations
Capital lease obligations are for certain warehouse equipment and computer hardware and software leases. The capital leases have maturity dates from March 2013 to February 2016 and bear interest at rates ranging from 3% to 9% per annum. The present value of future minimum lease payments as of December 31, 2012 was as follows:

December 31, 2012
(In millions)
Gross capital lease obligations	$18
Imputed interest	(1)
Total present value of future minimum lease payments	$17
Commercial Paper
We have a $2 billion commercial paper program pursuant to which we may issue commercial paper notes with maturities of up to 397 days from the date of issue in an aggregate principal amount of up to $2 billion at any time outstanding. As of December 31, 2012, there were no commercial paper notes outstanding.
Credit Agreement
In 2011, we entered into a credit agreement that provides for an unsecured $3 billion five-year revolving credit facility that includes a $300 million letter of credit sub-facility and a $100 million swingline sub-facility, with available borrowings under the revolving credit facility reduced by the amount of any letters of credit and swingline borrowings outstanding from time to time. We may also, subject to the agreement of the applicable lenders, increase the commitments under the revolving credit facility by up to $1 billion. Funds borrowed under the credit agreement may be used for working capital, capital expenditures, acquisitions and other general corporate purposes.
As of December 31, 2012, no borrowings or letters of credit were outstanding under our $3 billion credit agreement. However, as described above, we have a $2 billion commercial paper program and maintain $2 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due. Accordingly, at December 31, 2012, $1 billion of borrowing capacity was available for other purposes permitted by the credit agreement.
Loans under the credit agreement bear interest at either (i) the London Interbank Offered Rate (“LIBOR”) plus a margin (based on our public debt credit ratings) ranging from 0.625 percent to 1.125 percent or (ii) a formula based on the agent bank's prime rate, the federal funds effective rate or LIBOR plus a margin (based on our public debt credit ratings) ranging from zero percent to 0.125 percent. The credit agreement will terminate and all amounts owing thereunder will be due and payable on November 22, 2016, unless (a) the commitments are terminated earlier, either at our request or, if an event of default occurs, by the lenders (or automatically in the case of certain bankruptcy-related events of default), or (b) the maturity date is extended upon our request, subject to the agreement of the lenders. The credit agreement contains customary representations, warranties, affirmative and negative covenants, including a financial covenant, events of default and indemnification provisions in favor of the banks. The negative covenants include restrictions regarding the incurrence of liens, subject to certain exceptions. The financial covenant requires us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio.

As of December 31, 2012, we were in compliance with all covenants in our outstanding debt instruments.

Future Maturities

Expected future principal maturities as of December 31, 2012 are as follows (in millions):

Fiscal Years:
2013	$413
2014	19
2015	850
2016	—
2017	1,000
Thereafter	2,250
$4,532

Note 12 – Commitments and Contingencies

Commitments

 As of December 31, 2012, approximately $12.4 billion of unused credit was available to Bill Me Later accountholders. While this amount represents the total unused credit available, we have not experienced, and do not anticipate, that all of our Bill Me Later accountholders will access their entire available credit at any given point in time. In addition, the individual lines of credit that make up this unused credit are subject to periodic review and termination by the chartered financial institution that is the issuer of Bill Me Later credit products based on, among other things, account usage and customer creditworthiness. When a consumer makes a purchase using a Bill Me Later credit product issued by a chartered financial institution, the chartered financial institution extends credit to the consumer, funds the extension of credit at the point of sale and remits funds to the merchant. We subsequently purchase the receivables related to the consumer loans extended by the chartered financial institution and, as a result of the purchase, bear the risk of loss in the event of loan defaults. Although the chartered financial institution continues to own each customer account, we own the related receivable, and Bill Me Later is responsible for all servicing functions related to the account.

Lease Arrangements

We have lease obligations under certain non-cancelable operating leases. Future minimum rental payments under our non-cancelable operating leases at December 31, 2012 are as follows:

Year Ended December 31,	Leases
(In millions)
2013	$99
2014	80
2015	67
2016	45
2017	36
Thereafter	43
Total minimum lease payments	$370

Rent expense in the years ended December 31, 2012, 2011 and 2010 totaled $152 million, $131 million and $113 million, respectively.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Litigation and Other Legal Matters

Overview

We are involved in legal proceedings on an ongoing basis. If we believe that a loss arising from such matters is probable and can be reasonably estimated, we accrue the estimated liability in our financial statements. If only a range of estimated losses can be determined, we accrue an amount within the range that, in our judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we accrue the low end of the range. Amounts accrued for legal proceedings for which we believe a loss is probable were not material for the year ended December 31, 2012. Except as otherwise noted, we have concluded that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our accruals are also not material. For those proceedings in which an unfavorable outcome is reasonably possible but not probable, we have disclosed an estimate of the reasonably possible loss or range of losses or we have concluded that an estimate of the reasonably possible loss or range of losses arising directly from the proceeding (i.e., monetary damages or amounts paid in judgment or settlement) are not material. If we cannot estimate the probable or reasonably possible loss or range of losses arising from a legal proceeding, we have disclosed that fact.

In assessing the materiality of a legal proceeding, we evaluate, among other factors, the amount of monetary damages claimed, as well as the potential impact of non-monetary remedies sought by plaintiffs (e.g., injunctive relief) that may require us to change our business practices in a manner that could have a material adverse impact on our business. With respect to the matters disclosed in this Note 12, we are unable to estimate the possible loss or range of losses that could potentially result from the application of such non-monetary remedies.

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

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

eBay's Korean subsidiary, IAC (which has merged into Gmarket and is now named eBay Korea), has notified its approximately 20 million users of a January 2008 data breach involving personally identifiable information including name, address, resident registration number and some transaction and refund data (but not including credit card information or real time banking information). Approximately 149,000 users sued IAC over this breach in several lawsuits in Korean courts and more may do so in the future (including after final determination of liability). Trial for a group of representative suits began in August 2009 in the Seoul District Court, and trial for a group of 23 other suits began in September 2009 in the Seoul District Court. There is some precedent in Korea for a court to grant “consolation money” for data breaches without a specific finding of harm from the breach. Such precedents have involved payments of up to approximately $200 per user. In January 2010, one bench of the Seoul District Court ruled that IAC had met its obligations with respect to defending the site from intrusion and, accordingly, had no liability for the breach. This ruling has been appealed by approximately 34,000 plaintiffs to the Seoul High Court. In September 2012, a bench of the Seoul High Court announced its decision upholding the Seoul District Court's 2010 decision for three cases involving 55 plaintiffs. The remaining cases before the Seoul High Court are currently being heard de novo, and a decision is expected in 2013. In January 2013, the Seoul Western District Court ruled in favor of IAC with respect to two cases filed by 2,291 plaintiffs following the January 2010 ruling.

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

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

From time to time, we are involved in other disputes or regulatory inquiries that arise in the ordinary course of business, including suits by our users (individually or as class actions) alleging, among other things, improper disclosure of our prices, rules or policies, that our prices, rules, policies or customer/user agreements violate applicable law, or that we have not acted in conformity with such prices, rules, policies or agreements. The number and significance of these disputes and inquiries are increasing as our company has grown larger, our businesses have expanded in scope (both in terms of the range of products and services that we offer and our geographical operations) and our products and services have increased in complexity. Any claims or regulatory actions against us, whether meritorious or not, could be time consuming, result in costly litigation, damage awards (including statutory damages for certain causes of action in certain jurisdictions), injunctive relief or increased costs of doing business through adverse judgment or settlement, require us to change our business practices in expensive ways, require significant amounts of management time, result in the diversion of significant operational resources or otherwise harm our business.

Indemnification Provisions

In the ordinary course of business, we have included limited indemnification provisions in certain of our agreements with parties with which we have commercial relations, including our standard marketing, promotions and application-programming-interface license agreements. Under these contracts, we generally indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with claims by a third party with respect to our domain names, trademarks, logos and other branding elements to the extent that such marks are applicable to our performance under the subject agreement. In certain cases, we have agreed to provide indemnification for intellectual property infringement. GSI has provided in many of its major ecommerce agreements an indemnity for other types of third-party claims, which are indemnities mainly related to various intellectual property rights, and we have provided similar indemnities in a limited number of agreements for our other businesses. In our PayPal business, we have provided an indemnity to our payment processors in the event of certain third-party claims or card association fines against the processor arising out of conduct by PayPal or PayPal customers. PayPal has also provided a limited indemnity to merchants using its retail point of sale payment services. It is not possible to determine the maximum potential loss under these indemnification provisions due to our limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, losses recorded in our statement of income in connection with our indemnification provisions have not been significant, either individually or collectively.

Off-Balance Sheet Arrangements

As of December 31, 2012, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

In Europe, we have two cash pooling arrangements with a financial institution for cash management purposes. These arrangements allow for cash withdrawals from this financial institution based upon our aggregate operating cash balances held in Europe within the same financial institution (“Aggregate Cash Deposits”). These arrangements also allow us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income. As of December 31, 2012, we had a total of $5.5 billion in cash withdrawals offsetting our $5.5 billion in Aggregate Cash Deposits held within the same financial institution under these cash pooling arrangements.

Based on differences in regulatory requirements and commercial law in the jurisdictions where PayPal operates, PayPal previously held customer balances either as direct claims against PayPal or as an agent or custodian on behalf of PayPal's customers. These off-balance sheet funds totaled approximately $2.7 billion as of December 31, 2011, and included funds held on behalf of U.S. customers that were deposited in bank accounts insured by the Federal Deposit Insurance Corporation (subject to applicable limits).

In 2012, PayPal's California regulator, the California Department of Financial Institutions, notified PayPal that PayPal's practice of holding the funds underlying U.S. customer balances as an agent on behalf of its customers, rather than as owner of those funds, meant that PayPal could not treat those funds as liquid assets for purposes of the liquidity rules applicable to California money transmitter licensees. Based on changes to our U.S. PayPal user agreement effective November 1, 2012, PayPal began holding U.S. customer balances as direct claims against PayPal, rather than as an agent or custodian on behalf of such PayPal customers.  As a result, effective November 1, 2012, all U.S. PayPal customer balances, which were previously not reported on our consolidated balance sheet, have been reflected as assets in our consolidated balance sheet under “Funds

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

receivable and customer accounts,” with an associated liability under “Funds payable and amounts due to customers.” Following this change, PayPal now holds all customer balances (both in the U.S. and internationally) as direct claims against PayPal. At December 31, 2012, U.S. PayPal customer funds represented $3.3 billion of the $8.1 billion balance of funds receivable and customer accounts on our consolidated balance sheet.

Note 13 – Related Party Transactions
We have entered into indemnification agreements with each of our directors, executive officers and certain other officers. These agreements require us to indemnify such individuals, to the fullest extent permitted by Delaware law, for certain liabilities to which they may become subject as a result of their affiliation with us.
All contracts with related parties are at rates and terms that we believe are comparable with those that could be entered into with independent third parties. There were no material related party transactions in 2012. As of December 31, 2012, there were no significant amounts payable to or amounts receivable from related parties.

Note 14 – Stockholders' Equity
Preferred Stock
We are authorized, subject to limitations prescribed by Delaware law, to issue preferred stock in one or more series; to establish the number of shares included within each series; to fix the rights, preferences and privileges of the shares of each wholly unissued series and any related qualifications, limitations or restrictions; and to increase or decrease the number of shares of any series (but not below the number of shares of a series then outstanding) without any further vote or action by our stockholders. At December 31, 2012 and 2011, there were 10 million shares of $0.001 par value preferred stock authorized for issuance, and no shares issued or outstanding.
Common Stock
Our Certificate of Incorporation, as amended, authorizes us to issue 3.6 billion shares of common stock.

Note 15 – Stock Repurchase Program

In September 2010, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $2 billion of our common stock, with no expiration from the date of authorization. In June 2012, our Board of Directors authorized an additional stock repurchase program that provides for the repurchase of up to an additional $2 billion of our common stock, with no expiration from the date of authorization. These stock repurchase programs are intended to offset the impact of dilution from our equity compensation programs. The stock repurchase activity under these stock repurchase program during 2012 is summarized as follows:

	Shares Repurchased	Average Price per Share (1)	Value of Shares Repurchased	Remaining Amount Authorized
	(In millions, except per share amounts)
Balance at January 1, 2012	35	$31.55	$1,119	$881
Authorization of additional plan in June 2012				2,000
Repurchase of common stock	22	40.50	898	(898)
Balance at December 31, 2012	57	$35.00	$2,017	$1,983

(1) Stock repurchase activity excludes broker commissions.

These repurchased shares were recorded as treasury stock and were accounted for under the cost method. No repurchased shares have been retired.

As of December 31, 2012, we had repurchased the full amount of stock permitted under the 2010 stock repurchase program and approximately $2.0 billion remained for further repurchases of our common stock under the 2012 stock repurchase program.
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

Note 16 – Stock-Based and Employee Savings Plans

Equity Incentive Plans

We have equity incentive plans under which we grant equity awards, including stock options, restricted stock units, performance-based restricted stock units and nonvested shares, to our directors, officers and employees. At December 31, 2012, 653 million shares were authorized under our equity incentive plans and 58 million shares were available for future grant.

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

Restricted stock units and nonvested shares are granted to eligible employees under our equity incentive plans. In general, restricted stock units and nonvested shares vest in equal annual installments over a period of one to five years, are subject to the employees' continuing service to us and do not have an expiration date. The cost of restricted stock units and nonvested shares is determined using the fair value of our common stock on the date of grant. There were no grants of nonvested shares in 2012 and vesting of all prior grants of nonvested shares was completed as of December 31, 2011.

In 2012, 2011 and 2010, certain executives were eligible to receive performance-based restricted stock units. The number of restricted stock units ultimately received depends on our business performance against specified performance targets set by the Compensation Committee. If the performance criteria are satisfied, the performance-based restricted stock units are granted, with one-half of the grant vesting in March following the end of the performance period and the remaining one-half vesting one year later.

In 2012, certain executives were granted performance share units with performance-based vesting conditions. The number of performance share units ultimately received depends on eBay Inc.'s total stockholder return meeting or exceeding the median as compared to its peer group over annual performance periods from 2013-2016 and cumulative performance periods from 2012-2016. The performance share units are also subject to certain vesting and eligibility requirements and the shares underlying the performance share units issued upon satisfaction of the performance metrics, if any, cannot be sold until after December 31, 2017.

Employee Stock Purchase Plan

We have an employee stock purchase plan for all eligible employees. Under the plan, shares of our common stock may be purchased over an offering period with a maximum duration of two years at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last day of the six-month purchase period. Employees may purchase shares having a value not exceeding 10% of their eligible compensation during an offering period. During the years ended 2012, 2011, and 2010, employees purchased approximately 4 million, 3 million and 5 million shares under this plan at average prices of $26.10, $23.55 and $13.55 per share, respectively. At December 31, 2012, approximately 38 million shares of common stock were reserved for future issuance.
Employee Savings Plan
We have a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 50% of their eligible compensation, but not more than statutory limits. In 2012, 2011 and 2010, we contributed one dollar for each dollar a participant contributed, with a maximum contribution of 4% of each employee's eligible compensation, subject to a maximum employer contribution of $10,200 per employee for each period. Our non-U.S. employees are covered by various other savings plans. Our total expenses for these savings plans were $71 million in 2012, $50 million in 2011 and $47 million in 2010.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Stock Units

Since December 31, 2002, we have granted deferred stock units to non-employee directors (other than Pierre Omidyar) elected to our Board of Directors with each new director receiving a one-time grant of deferred stock units equal to the result of dividing $150,000 by the fair market value of our common stock on the date of grant. Beginning with our 2008 annual meeting of stockholders, we granted deferred stock units to each non-employee director (other than Mr. Omidyar) at the time of our annual meeting of stockholders equal to the result of dividing $110,000 by the fair market value of our common stock on the date of grant. Beginning with the 2011 annual meeting of stockholders, we granted deferred stock units to each non-employee director (other than Mr. Omidyar) at the time of our annual meeting of stockholders equal to the result of dividing $220,000 by the fair market value of our common stock on the date of grant. Each deferred stock unit constitutes an unfunded and unsecured promise by us to deliver one share of our common stock (or the equivalent value thereof in cash or property at our election). Each deferred stock unit award granted to a new non-employee director upon election to the Board vests 25% one year from the date of grant, and at a rate of 2.08% per month thereafter. If the services of the director are terminated at any time, all rights to the unvested deferred stock units will also terminate. In addition, directors may elect to receive, in lieu of annual retainer and committee chair fees and at the time these fees would otherwise be payable (i.e., on a quarterly basis in arrears for services provided), fully vested deferred stock units with an initial value equal to the amount based on the fair market value of common stock at the date of grant. Deferred stock units are payable following the termination of a director's tenure as a director. As of December 31, 2012, there were approximately 329,535 deferred stock units outstanding included in our restricted stock unit activity below.

Stock Option Activity

The following table summarizes stock option activity under our equity incentive plans as of and for the year ended December 31, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In millions, except per share amounts and years)
Outstanding at January 1, 2012	40	$25.84
Granted and assumed	2	$36.76
Exercised	(15)	$24.45
Forfeited/expired/canceled	(3)	$31.26
Outstanding at December 31, 2012	24	$27.14	3.59	$577
Expected to vest	23	$26.95	3.51	$559
Options exercisable	16	$25.81	2.78	$412
The aggregate intrinsic value of options was calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock. At December 31, 2012, options to purchase 24 million shares of common stock were in-the-money.
The weighted average grant-date fair value of options granted during the years 2012, 2011 and 2010 was $11.21, $9.87 and $6.77, respectively. During the years 2012, 2011 and 2010, the aggregate intrinsic value of options exercised under our equity incentive plans was $276 million, $129 million and $141 million, respectively, determined as of the date of option exercise.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Unit Activity

A summary of the status of restricted stock units ("RSU") granted (including performance-based restricted stock units that have been earned) under our equity incentive plans as of December 31, 2012 and changes during the year ended December 31, 2012 is presented below:

	Units	Weighted Average Grant-Date Fair Value (per share)
	(In millions, except per share amounts)
Outstanding at January 1, 2012	40	$24.74
Awarded and assumed	19	$37.63
Vested	(15)	$22.83
Forfeited	(5)	$27.43
Outstanding at December 31, 2012	39	$31.35
Expected to vest at December 31, 2012	34

During the years 2012, 2011 and 2010, the aggregate intrinsic value of restricted stock units vested under our equity incentive plans was $591 million, $466 million and $363 million, respectively.

 Stock-based Compensation Expense

The impact on our results of operations of recording stock-based compensation expense for years ended December 31, 2012, 2011 and 2010 was as follows:

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Cost of net revenues	$55	$56	$49
Sales and marketing	135	132	106
Product development	138	123	101
General and administrative	160	147	125
Total stock-based compensation expense	$488	$458	$381
Capitalized in product development	$19	$17	$10

As of December 31, 2012, there was approximately $865 million of unearned stock-based compensation that will be expensed from 2013 through 2016. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel all or a portion of the remaining unearned stock-based compensation expense. Future unearned stock-based compensation will increase to the extent we grant additional equity awards, change the mix of grants between stock options and restricted stock units or assume unvested equity awards in connection with acquisitions.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Valuation Assumptions

We calculated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
Risk-free interest rate	0.7%	1.2%	1.4%
Expected life (in years)	4.0	3.8	3.4
Dividend yield	—%	—%	—%
Expected volatility	38%	38%	37%

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

Note 17 – Income Taxes

The components of pretax income for the years ended December 31, 2012, 2011 and 2010 are as follows:

	Year Ended December 31,
	2012	2011	2010
	(In millions)
United States	$605	$1,746	$848
International	2,479	2,164	1,250
	$3,084	$3,910	$2,098

U.S. pre-tax income for the years ended December 31, 2011 and 2010 includes approximately $449 million and $400 million, respectively, relating to non-U.S. income recharacterized as U.S. income due to the settlement of multiple uncertain tax positions.

The provision for income taxes is comprised of the following:

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Current:
Federal	$327	$518	$(131)
State and local	63	24	(13)
Foreign	120	122	92
	$510	$664	$(52)
Deferred:
Federal	$34	$64	$398
State and local	(24)	(3)	8
Foreign	(45)	(44)	(57)
	(35)	17	349
	$475	$681	$297

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate of 35% for 2012, 2011 and 2010 to income before income taxes:

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Provision at statutory rate	$1,080	$1,369	$734
Permanent differences:
Foreign income taxed at different rates	(617)	(1,093)	(441)
Gain on sale of Skype	—	321	—
Legal entity restructuring	—	—	(24)
Change in valuation allowance	3	(1)	1
Stock-based compensation	(14)	32	8
State taxes, net of federal benefit	39	21	31
Tax credits	1	(8)	(49)
Divested business	(41)	34	—
Other	24	6	37
	$475	$681	$297

Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to be reversed. Significant deferred tax assets and liabilities consist of the following:

	December 31,
	2012	2011
	(In millions)
Deferred tax assets:
Net operating loss, capital loss and credits	$235	$187
Accruals and allowances	355	340
Stock-based compensation	133	114
Discount on note receivable	55	68
Net unrealized losses	5	1
Net deferred tax assets	783	710
Valuation allowance	(169)	(83)
	$614	$627
Deferred tax liabilities:
Unremitted foreign earnings	$(220)	$(198)
Acquisition-related intangibles	(357)	(462)
Depreciation and amortization	(302)	(264)
Available-for-sale securities	(237)	(234)
Other	(21)	(21)
	(1,137)	(1,179)
	$(523)	$(552)
As of December 31, 2012, our federal, foreign and state net operating loss carryforwards for income tax purposes were approximately $68 million, $207 million and $478 million, respectively. The federal and state net operating loss carryforwards are subject to various limitations under Section 382 of the Internal Revenue Code and applicable state tax laws. If not utilized, the federal net operating loss carryforwards will begin to expire in 2021 and the state net operating loss carryforwards will begin to expire in 2014. As of December 31, 2012, our federal and state tax credit carryforwards for income tax purposes were approximately $4 million and $19 million, respectively. If not utilized, the federal tax credit carryforwards will begin to expire in 2019 and the state tax credit carryforwards will begin to expire in 2016.
As of December 31, 2012 and 2011, our federal capital loss carryover amounted to $344 million and $151 million, respectively, which is subject to a full valuation allowance. The increase in the capital loss carryover and associated valuation

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

allowance is primarily due to the tax loss on sale of Rent.com. If not utilized, the federal capital loss carryover will begin to expire in 2014.
At December 31, 2012 and 2011, we maintained a valuation allowance with respect to certain of our deferred tax assets relating primarily to U.S. capital losses and operating losses in certain non-U.S. jurisdictions that we believe are not likely to be realized.
We have not provided for U.S. federal income and foreign withholding taxes on $11.9 billion of our non-U.S. subsidiaries' undistributed earnings as of December 31, 2012. We intend to indefinitely reinvest the $11.9 billion of our non-U.S. subsidiaries’ undistributed earnings in our international operations. Accordingly, we currently have no plans to repatriate those funds. As such, we do not know the time or manner in which we would repatriate those funds. Because the time or manner of repatriation is uncertain, we cannot determine the impact of local taxes, withholding taxes and foreign tax credits associated with the future repatriation of such earnings and therefore cannot quantify the tax liability. In cases where we intend to repatriate a portion of our foreign subsidiaries’ undistributed earnings, we provide U.S. taxes on such earnings and such taxes are included in our deferred taxes or tax payable liabilities depending upon the planned timing and manner of such repatriation.
On a regular basis, we develop cash forecasts to estimate our cash needs internationally and domestically. We consider projected cash needs for, among other things, investments in our existing businesses, potential acquisitions and capital transactions, including repurchases of our common stock and debt repayments. We estimate the amount of cash available or needed in the jurisdictions where these investments are expected, as well as our ability to generate cash in those jurisdictions and our access to capital markets. Such an analysis enables us to conclude whether or not we will indefinitely reinvest the current period’s foreign earnings. We benefit from tax rulings concluded in several different jurisdictions, most significantly Switzerland, Singapore and Luxembourg. These rulings provide for lower rates of taxation on certain classes of income and require various thresholds of investment and employment in those jurisdictions. These rulings resulted in a tax savings of $439 million and $697 million in 2012 and 2011, respectively, which increased earnings per share (diluted) by approximately $0.33 and $0.53 in 2012 and 2011, respectively. These tax rulings are currently in effect and expire over periods ranging from 2020 to the duration of business operations in the respective jurisdictions.

The following table reflects changes in unrecognized tax benefits since January 1, 2011:

	2012	2011
	(In millions)
Gross amounts of unrecognized tax benefits as of the beginning of the period	$286	$428
Increases related to prior period tax positions	60	33
Decreases related to prior period tax positions	(24)	(139)
Increases related to current period tax positions	19	41
Settlements	(1)	(77)
Gross amounts of unrecognized tax benefits as of the end of the period	$340	$286

In the second quarter of 2011, we settled multiple uncertain tax positions, which resulted in an overall decrease in our unrecognized tax benefits. As of December 31, 2012, our liabilities for unrecognized tax benefits were included in deferred and other tax liabilities, net.

We recognize interest and/or penalties related to uncertain tax positions in income tax expense. In 2012, we recognized interest and penalties of $25 million (consisting of $34 million less a tax benefit of $9 million) in income tax expense. The amount of interest and penalties accrued as of December 31, 2012 and 2011 was approximately $117 million and $83 million, respectively.

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

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18 – Loans and Interest Receivable, Net
Loans and interest receivable represent purchased consumer receivables arising from loans made by a partner chartered financial institution to individual consumers in the U.S. to purchase goods and services through our Bill Me Later merchant network. During 2012 and 2011, we purchased approximately $3.2 billion and $2.3 billion, respectively, in consumer receivables. Loans and interest receivable are reported at their outstanding principal balances, including unamortized deferred origination costs and net of allowance, and include the estimated collectible interest and fees. We use a consumer's FICO score, among other measures, in evaluating the credit quality of our consumer receivables. A FICO score is a type of credit score that lenders use to assess an applicant's credit risk and whether to extend credit. Individual FICO scores generally are obtained each quarter the consumer has an outstanding loan receivable owned by Bill Me Later. The weighted average consumer FICO score related to our loans and interest receivable balance outstanding at December 31, 2012 was 689. As of December 31, 2012 and 2011, approximately 55.8% and 59.3%, respectively, of our loans and interest receivable balance was due from consumers with FICO scores greater than 680, which is generally considered "prime" by the consumer credit industry. As of December 31, 2012, approximately 90% of our loans and interest receivable portfolio were current.
The following table summarizes the activity in the allowance for loans and interest receivable for the years ended December 31, 2012 and 2011:

(In millions)
Balance as of January 1, 2011	$42
Charge-offs	(78)
Recoveries	7
Provision	88
Balance as of January 1, 2012	59
Charge-offs	(137)
Recoveries	9
Provision	170
Balance as of December 31, 2012	$101

Note 19 – Interest and Other, Net

The components of interest and other, net for the years ended December 31, 2012, 2011 and 2010 are as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Interest income	$134	$111	$86
Interest expense	(63)	(25)	(4)
Gain on sale of Skype	—	1,664	—
Gain (loss) on divestiture of businesses	118	(257)	—
Other	7	44	(38)
	$196	$1,537	$44

In 2011, we recognized a loss on a divestiture of a business and a gain on the sale of our remaining 30% equity interest in Skype.

For the years ended December 31, 2012 and 2011, interest expense on borrowings incurred to finance Bill Me Later's portfolio of loan receivables included in cost of net revenues was $9 million and $11 million, respectively.

Supplementary Data — Quarterly Financial Data — Unaudited
The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2012. This quarterly information has been prepared on the same basis as the Consolidated Financial Statements and includes all adjustments necessary to state fairly the information for the periods presented.
Quarterly Financial Data
(Unaudited, in millions, except per share amounts)

	Quarter Ended
	March 31	June 30(1)	September 30	December 31
2012
Net revenues	$3,277	$3,398	$3,404	$3,992
Gross profit	$2,294	$2,411	$2,382	$2,769
Net income	$570	$692	$597	$751
Net income per share-basic	0.44	0.54	0.46	0.58
Net income per share-diluted	$0.44	$0.53	$0.45	$0.57
Weighted-average shares:
Basic	1,288	1,291	1,292	1,294
Diluted	1,308	1,309	1,314	1,318

(1) The quarterly financial information includes a $118 million gain on the divestiture of a business. See "Note 3 - Business Combinations and Divestitures" to the consolidated financial statements included in this report.

	Quarter Ended
	March 31	June 30 (1)(2)	September 30 (1)	December 31(1)(3)
2011
Net revenues	$2,546	$2,760	$2,966	$3,380
Gross profit	$1,817	$1,983	$2,046	$2,346
Net income	$476	$283	$491	$1,980
Net income per share-basic	$0.37	$0.22	$0.38	$1.54
Net income per share-diluted	$0.36	$0.22	$0.37	$1.51
Weighted-average shares:
Basic	1,297	1,297	1,290	1,289
Diluted	1,320	1,315	1,309	1,308

(1)
The quarterly financial information includes the operating results attributable to the GSI segment for the period beginning June 17, 2011 (the date that the acquisition was competed). See “Note 3 - Business Combinations and Divestitures” to the consolidated financial statements included in this report.

(2)
The quarterly financial information includes a $257 million loss on the divestiture of a business. See “Note 3 - Business Combinations and Divestitures” to the consolidated financial statements included in this report.

(3)	The quarterly financial information includes a $1.7 billion gain on the sale of our remaining interest in Skype.

eBay Inc.
FINANCIAL STATEMENT SCHEDULE
The Financial Statement Schedule II — VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Annual Report on Form 10-K.

	Balance at Beginning of Period	Charged/Credited to Net Income	Charged to Other Account	Charges Utilized/Write-offs	Balance at End of Period
	(In millions)
Allowances for Doubtful Accounts and Authorized Credits
Year ended December 31, 2010	$103	$65	$—	$(82)	$86
Year Ended December 31, 2011	86	135	—	(134)	87
Year Ended December 31, 2012	$87	$177	$—	$(175)	$89

Allowance for Transaction, Loan and Interest Losses
Year ended December 31, 2010	$148	$360	$—	$(371)	$137
Year Ended December 31, 2011	137	482	—	(426)	193
Year Ended December 31, 2012	$193	$573	$—	$(538)	$228

Tax Valuation Allowance
Year ended December 31, 2010	$69	$1	$—	$(27)	$43
Year Ended December 31, 2011	43	33	—	7	83
Year Ended December 31, 2012	$83	$16	$78	$(8)	$169

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 31st day of January, 2013.

eBay Inc.

By:	/s/ John J. Donahoe
John J. Donahoe
President, Chief Executive Officer and Director

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Donahoe, Robert H. Swan, Brian J. Doerger, and Michael R. Jacobson, and each or any one of them, each with the power of substitution, his or her attorney-in-fact, to sign any amendments to this report, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 31, 2013.

Principal Executive Officer:		Principal Financial Officer:

By:	/s/ John J. Donahoe	By:	/s/ Robert H. Swan
	John J. Donahoe		Robert H. Swan
	President, Chief Executive Officer and Director		Senior Vice President, Finance and Chief Financial Officer

Principal Accounting Officer:

		By:	/s/ Brian J. Doerger
Brian J. Doerger
Vice President, Chief Accounting Officer

Additional Directors

By:	/s/ Pierre M. Omidyar	By:	/s/ Fred D. Anderson
	Pierre M. Omidyar		Fred D. Anderson
	Founder, Chairman of the Board and Director		Director

By:	/s/ Marc L. Andreessen	By:	/s/ Edward W. Barnholt
	Marc L. Andreessen		Edward W. Barnholt
	Director		Director

By:	/s/ Scott D. Cook	By:	/s/ William C. Ford, Jr.
	Scott D. Cook		William C. Ford, Jr.
	Director		Director

By:	/s/ Kathleen C. Mitic	By:	/s/ David M. Moffett
	Kathleen C. Mitic		David M. Moffett
	Director		Director

By:	/s/ Richard T. Schlosberg, III	By:	/s/ Thomas J. Tierney
	Richard T. Schlosberg, III		Thomas J. Tierney
	Director		Director

INDEX TO EXHIBITS

No.	Exhibit Description	Filed with this 10-K	Incorporated by Reference
			Form	File No.	Date Filed

2.01*++
Share Purchase Agreement, dated as of September 1, 2009, as amended on September 14, 2009, by and among Registrant, eBay International AG, Sonorit Holding, A.S. and Springboard Group S.à.r.l. (formerly SLP III Cayman DS IV Holdings S.à.r.l.)
			10-Q	000-24821	10/27/2009

2.02*
Amendments to Share Purchase Agreement, dated as of October 19, 2009, October 21, 2009, November 5, 2009 and November 19, 2009, by and among Registrant, eBay International AG, Sonorit Holding, A.S. and Springboard Group S.à.r.l. (formerly SLP III Cayman DS IV Holdings S.à.r.l.)
			8-K	000-24821	11/20/2009

2.03**	Agreement and Plan of Merger, dated March 27, 2011, among Registrant, Gibraltar Acquisition Corp. and GSI Commerce, Inc.		8-K	000-24821	3/30/2009

3.01	Registrant's Amended and Restated Certificate of Incorporation.		8-K	000-24821	4/27/2012

3.02	Registrant's Amended and Restated Bylaws.		8-K	000-24821	4/27/2012

4.01	Form of Specimen Certificate for Registrant's Common Stock.		S-1	333-59097	8/19/1998

4.02	Indenture dated as of October 28, 2010 between Registrant and Wells Fargo Bank, National Association, as trustee.		8-K	000-24821	10/28/2010

4.03	Supplemental Indenture dated as of October 28, 2010 between Registrant and Wells Fargo Bank, National Association, as trustee.		8-K	000-24821	10/28/2010

4.04	Forms of 0.875% Senior Note due 2013, 1.625% Senior Note due 2015 and 3.250% Senior Note due 2020.		8-K	000-24821	10/28/2010

4.05	Forms of 0.70% Note due 2015, 1.35% Note due 2017, 2.60% Note due 2022 and 4.00% Note due 2042.		8-K	000-24821	7/24/2012

4.06	Indenture dated as of July 2, 2007 between GSI Commerce, Inc. and The Bank of New York, as trustee.		10-Q	000-24821	7/22/2011

4.07	First Supplemental Indenture dated as of June 17, 2011 to the Indenture dated as of July 2, 2007 between GSI Commerce, Inc. and The Bank of New York Mellon, as trustee.		10-Q	000-24821	7/22/2011

4.08	Form of 2.50% Convertible Senior Note due 2027.		10-Q	000-24821	7/22/2011

10.01+	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers.		S-1	333-59097	7/15/1998

10.02+	Registrant's 1998 Equity Incentive Plan, as amended.		10-K	000-24821	2/28/2007

10.03+	Form of Stock Bonus Agreement under Registrant's 1998 Equity Incentive Plan.		10-Q	000-24821	10/27/2004

10.04+	Form of Stock Option Agreement under Registrant's 1998 Equity Incentive Plan.		10-Q	000-24821	10/27/2004

No.	Exhibit Description	Filed with this 10-K	Incorporated by Reference
			Form	File No.	Date Filed

10.05+	Form of Restricted Stock Unit Agreement (and Performance-Based Restricted Stock Unit Agreement) under Registrant's 1998 Equity Incentive Plan.		10-K	000-24821	2/28/2007

10.06+	Registrant's Amended and Restated 1998 Employee Stock Purchase Plan.		10-Q	000-24821	7/27/2007

10.07+	Registrant's 1998 Directors Stock Option Plan, as amended.		10-K	000-24821	2/28/2007

10.08+	Registrant's 1999 Global Equity Incentive Plan, as amended.		10-Q	000-24821	7/27/2007

10.09+	Form of Stock Option Agreement under Registrant's 1999 Global Equity Incentive Plan.		10-Q	000-24821	10/27/2004

10.10+	Form of Restricted Stock Unit Agreement under Registrant's 1999 Global Equity Incentive Plan.		10-K	000-24821	2/28/2007

10.11+	Registrant's 2001 Equity Incentive Plan, as amended.		10-K	000-24821	2/28/2007

10.12+	Form of Stock Option Agreement under Registrant's 2001 Equity Incentive Plan.		10-Q	000-24821	10/27/2004

10.13+	Registrant's 2003 Deferred Stock Unit Plan, as amended.		10-K	000-24821	2/28/2007

10.14+	Amendment to Registrant's 2003 Deferred Stock Unit Plan, effective April 2, 2012.		10-Q	000-24821	7/19/2012

10.15+	Form of Director Award Agreement under Registrant's 2003 Deferred Stock Unit Plan.		10-Q	000-24821	7/19/2012

10.16+	Form of Electing Director Award Agreement under Registrant's 2003 Deferred Stock Unit Plan.		10-Q	000-24821	7/19/2012

10.17+	Form of New Director Award Agreement under Registrant's 2003 Deferred Stock Unit Plan.		10-Q	000-24821	7/19/2012

10.18+	Form of 2003 Deferred Stock Unit Plan Restricted Stock Unit Grant Notice and Agreement.		10-Q/A	000-24821	4/24/2008

10.19+	Registrant's 2008 Equity Incentive Award Plan, as amended and restated.		DEF 14A	000-24821	3/19/2012

10.20+
Amendment to the Registrant's 2008 Equity Incentive Award Plan, Registrant's 2001 Equity Incentive Plan, Registrant's 1999 Global Equity Incentive Plan, Registrant's 1998 Equity Incentive Plan and Shopping.com Ltd. 2004 Equity Incentive Plan.
			10-Q	000-24821	7/29/2009

10.21+
Form of Restricted Stock Unit Award Agreement (and Performance-Based Restricted Stock Unit Agreement) under Registrant's 2003 Deferred Stock Unit Plan, Registrant's 2008 Equity Incentive Award Plan and GSI Commerce, Inc. 2010 Equity Incentive Plan.
			10-Q	000-24821	7/19/2012

10.22+	Form of Restricted Stock Unit Award Agreement (with Modified Vesting) under Registrant's 2008 Equity Incentive Award Plan.		10-Q	000-24821	7/19/2012

10.23+	Form of Stock Option Agreement under Registrant's 2008 Equity Incentive Award Plan.		10-Q	000-24821	7/19/2012

10.24+	Form of Stock Option Agreement (with Modified Vesting) under Registrant's 2008 Equity Incentive Award Plan.		10-Q	000-24821	7/19/2012

10.25+	Form of Performance Share Unit Award Agreement under Registrant's 2008 Equity Incentive Award Plan.		10-Q	000-24821	7/19/2012

10.26+	Form of Director Deferred Stock Unit Award Agreement under Registrant's 2008 Equity Incentive Award Plan.		10-Q	000-24821	7/19/2012

No.	Exhibit Description	Filed with this 10-K	Incorporated by Reference
			Form	File No.	Date Filed

10.27+	Form of Restricted Stock Unit Agreement (and Performance-Based Restricted Stock Unit Agreement) under Registrant's 2008 Equity Incentive Award Plan.		8-K	000-24821	6/25/2008

10.28+	eBay Incentive Plan.		DEF 14A	000-24821	3/19/2010

10.29+	Amendment to eBay Incentive Plan, effective April 2, 2012.		10-Q	000-24821	7/19/2012

10.30+	eBay Inc. Deferred Compensation Plan.		8-K	000-24821	12/20/2007

10.31+	Employment Letter Agreement dated March 31, 2008, between John Donahoe and Registrant.		10-Q/A	000-24821	4/24/2008

10.32+	Letter Agreement dated September 30, 2008 between Robert Swan and Registrant.		10-Q	000-24821	10/23/2008

10.33+	GSI Commerce, Inc. 2010 Equity Incentive Plan.		10-Q	000-24821	7/22/2011

10.34+	Amendment to GSI Commerce, Inc. 2010 Equity Incentive Plan.		10-Q	000-24821	7/22/2011

10.35+	Amendment to GSI Commerce, Inc. 2010 Equity Incentive Plan, effective April 2, 2012.		10-Q	000-24821	7/19/2012

10.36+	Form of Restricted Stock Unit Award Agreement under GSI Commerce, Inc. 2012 Equity Incentive Plan.		10-Q	000-24821	7/19/2012

10.37+
GSI Commerce, Inc. Leadership Team Incentive Plan (Filed as Appendix B to GSI Commerce, Inc.'s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 25, 2008 and incorporated herein by reference).

10.38+	Amendment to GSI Commerce, Inc. Leadership Team Incentive Plan, effective April 2, 2012.		10-Q	000-24821	7/19/2012

10.39+	Form of Restricted Stock Unit Agreement (and Performance-Based Restricted Stock Unit Agreement) under GSI Commerce, Inc. 2010 Equity Incentive Plan, as amended.		10-Q	000-24821	7/22/2011

10.40+	eBay Inc. Employee Stock Purchase Plan.		DEF 14A	000-24821	3/19/2012

10.41+	Letter Agreement dated July 7, 2011 between Christopher Saridakis and Registrant.		10-Q	000-24821	7/22/2011

10.42+	Amended and Restated Performance Award Agreement dated as of March 28, 2012 between the Registrant and Christopher Saridakis.		10-Q	000-24821	4/20/2012

10.43+	Offer letter dated August 30, 2011 and executed on September 2, 2011 between Registrant and Devin Wenig.		8-K	000-24821	9/6/2011

10.44+	Offer letter dated March 29, 2012 and executed on March 30, 2012 between Registrant and David Marcus.		8-K	000-24821	4/2/2012

10.45	Credit Agreement, dated as of November 22, 2011, by and among Registrant, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto.		8-K	000-24821	11/28/2011

12.01	Statement regarding computation of ratio of earnings to fixed charges.	X

No.	Exhibit Description	Filed with this 10-K	Incorporated by Reference
			Form	File No.	Date Filed

21.01	List of Subsidiaries.	X

23.01	PricewaterhouseCoopers LLP consent.	X

24.01	Power of Attorney (see signature page).	X

31.01	Certification of Registrant's Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.02	Certification of Registrant's Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.01	Certification of Registrant's Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.02	Certification of Registrant's Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

+	Indicates a management contract or compensatory plan or arrangement

++	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the Securities and Exchange Commission.

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