Form 10-Q
period 2013-03-31
EBAY INC
filed 2013-04-19
CIK 1065088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000-24821

eBay Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0430924
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2065 Hamilton Avenue San Jose, California	95125
(Address of principal executive offices)	(Zip Code)
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

As of April 15, 2013, there were 1,297,789,554 shares of the registrant's common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements
eBay Inc.
CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2013	December 31, 2012
	(In millions, except par value amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,530	$6,817
Short-term investments	2,872	2,591
Accounts receivable, net	743	822
Loans and interest receivable, net	2,150	2,160
Funds receivable and customer accounts	8,897	8,094
Other current assets	1,144	914
Total current assets	22,336	21,398
Long-term investments	3,172	3,044
Property and equipment, net	2,575	2,491
Goodwill	8,455	8,537
Intangible assets, net	1,023	1,128
Other assets	439	476
Total assets	$38,000	$37,074
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$411	$413
Accounts payable	308	301
Funds payable and amounts due to customers	8,897	8,094
Accrued expenses and other current liabilities	1,885	1,916
Deferred revenue	149	137
Income taxes payable	70	63
Total current liabilities	11,720	10,924
Deferred and other tax liabilities, net	832	972
Long-term debt	4,105	4,106
Other liabilities	231	207
Total liabilities	16,888	16,209
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.001 par value; 3,580 shares authorized; 1,295 and 1,294 shares outstanding	2	2
Additional paid-in capital	12,240	12,062
Treasury stock at cost, 279 and 271 shares	(8,529)	(8,053)
Retained earnings	16,675	15,998
Accumulated other comprehensive income	724	856
Total stockholders' equity	21,112	20,865
Total liabilities and stockholders' equity	$38,000	$37,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended March 31,
	2013	2012
	(In millions, except per share amounts)
	(Unaudited)
Net revenues	$3,748	$3,277
Cost of net revenues	1,152	983
Gross profit	2,596	2,294
Operating expenses:
Sales and marketing	697	677
Product development	434	374
General and administrative	408	372
Provision for transaction and loan losses	175	134
Amortization of acquired intangible assets	82	84
Total operating expenses	1,796	1,641
Income from operations	800	653
Interest and other, net	9	31
Income before income taxes	809	684
Provision for income taxes	(132)	(114)
Net income	$677	$570
Net income per share:
Basic	$0.52	$0.44
Diluted	$0.51	$0.44
Weighted average shares:
Basic	1,295	1,288
Diluted	1,319	1,308

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2013	2012
	(In millions)
	(Unaudited)
Net income	$677	$570
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation	(301)	218
Unrealized gains (losses) on investments, net	140	217
Tax (expense) benefit on unrealized gains (losses) on investments, net	(54)	(62)
Unrealized gains (losses) on hedging activities, net	86	(59)
Tax (expense) benefit on unrealized gains (losses) on hedging activities, net	(3)	1
Other comprehensive income (loss), net tax	(132)	315
Comprehensive income	$545	$885

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2013	2012
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income	$677	$570
Adjustments:
Provision for transaction and loan losses	175	134
Depreciation and amortization	329	281
Stock-based compensation	111	111
Changes in assets and liabilities, net of acquisition effects	(355)	(565)
Net cash provided by operating activities	937	531
Cash flows from investing activities:
Purchases of property and equipment	(299)	(242)
Changes in principal loans receivable, net	(29)	(35)
Purchases of investments	(1,426)	(1,016)
Maturities and sales of investments	1,048	408
Acquisitions, net of cash acquired	(8)	(3)
Other	(5)	(5)
Net cash used in investing activities	(719)	(893)
Cash flows from financing activities:
Proceeds from issuance of common stock	102	85
Repurchases of common stock	(476)	(240)
Excess tax benefits from stock-based compensation	116	54
Tax withholdings related to net share settlements of restricted stock awards and units	(153)	(118)
Funds receivable and customer accounts	(803)	(373)
Funds payable and amounts due to customers	803	373
Net cash provided by (used in) financing activities	(411)	(219)
Effect of exchange rate changes on cash and cash equivalents	(94)	54
Net increase (decrease) in cash and cash equivalents	(287)	(527)
Cash and cash equivalents at beginning of period	6,817	4,691
Cash and cash equivalents at end of period	$6,530	$4,164
Supplemental cash flow disclosures:
Cash paid for interest	$34	$—
Cash paid for income taxes	$40	$432

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — The Company and Summary of Significant Accounting Policies

The Company

We are a global technology company that enables commerce through three reportable business segments: Marketplaces, Payments and GSI. Our Marketplaces segment includes our eBay.com platform and its localized counterparts and our other online trading platforms, such as our online classifieds sites and StubHub. Our Payments segment is comprised of PayPal, Bill Me Later and Zong. Our GSI segment consists of GSI Commerce, Inc. ("GSI"), which we acquired in the second quarter of 2011.

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

Principles of consolidation and basis of presentation

The accompanying condensed financial statements are consolidated and include the financial statements of eBay Inc., our wholly and majority-owned subsidiaries and variable interest entities ("VIE") if we were the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. Minority interests are recorded as a noncontrolling interest. A qualitative approach is applied to assess the consolidation requirement for VIEs. Investments in entities where we hold at least a 20% ownership interest and have the ability to exercise significant influence, but not control, over the investee are accounted for using the equity method of accounting. For such investments, our share of the investees' results of operations is included in interest and other, net and our investment balance is included in long-term investments. Investments in entities where we hold less than a 20% ownership interest are generally accounted for using the cost method of accounting, and our share of the investees' results of operations is included in our consolidated statement of income to the extent dividends are received.

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2012. We have evaluated all subsequent events through the date the financial statements were issued.

Recent Accounting Pronouncements

In 2013, the Financial Accounting Standards Board ("FASB") issued new accounting guidance clarifying the accounting for the release of cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity.  The new standard is effective for fiscal years, and interim periods within those fiscal

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

years, beginning on or after December 15, 2013. We do not anticipate that this adoption will have a significant impact on our financial position, results of operations or cash flows.

In 2013, FASB issued new accounting guidance clarifying the accounting for obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. We do not anticipate that this adoption will have a significant impact on our financial position, results of operations or cash flows.

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

	Three Months Ended March 31,
	2013	2012
	(In millions, except per share amounts)
Numerator:
Net income	$677	$570
Denominator:
Weighted average common shares - basic	1,295	1,288
Dilutive effect of equity incentive plans	24	20
Weighted average common shares - diluted	1,319	1,308
Net income per share:
Basic	$0.52	$0.44
Diluted	$0.51	$0.44
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	1	14

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 3 — Goodwill and Intangible Assets

Goodwill

The following table presents goodwill balances and adjustments to those balances for each of our reportable segments during the three months ended March 31, 2013:

	December 31, 2012	Goodwill Acquired	Adjustments	March 31, 2013
	(In millions)
Reportable segments:
Marketplaces	$4,732	$—	$(85)	$4,647
Payments	2,519	4	(1)	2,522
GSI	1,239	—	—	1,239
Corporate and other	47	—	—	47
	$8,537	$4	$(86)	$8,455

The adjustments to goodwill and goodwill acquired during the three months ended March 31, 2013 were due primarily to foreign currency translation and one acquisition in our Payments segment, respectively.

Intangible Assets

The components of identifiable intangible assets are as follows:

	March 31, 2013				December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
	(In millions, except years)
Intangible assets:
Customer lists and user base	$1,632	$(1,037)	$595	5	$1,644	$(991)	$653	5
Trademarks and trade names	726	(581)	145	5	743	(569)	174	5
Developed technologies	525	(338)	187	4	525	(322)	203	4
All other	257	(161)	96	4	252	(154)	98	4
	$3,140	$(2,117)	$1,023		$3,164	$(2,036)	$1,128

Amortization expense for intangible assets was $108 million and $105 million for the three months ended March 31, 2013 and 2012, respectively.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 4 — Segments

We have three reportable segments: Marketplaces, Payments and GSI. We allocate resources to and assess the performance of each reportable segment using information about its revenue and operating income (loss). We do not evaluate operating segments using discrete asset information. We do not allocate gains and losses from equity investments, interest and other income, or taxes to operating segments.

The corporate and other category includes income, expenses and charges such as:

•	results of operations of various initiatives which support all of our reportable segments;

•	corporate management costs, such as human resources, finance and legal, not allocated to our segments;

•	amortization of intangible assets;

•	restructuring charges; and

•	stock based compensation expense.

The following tables summarize the financial performance of our reportable segments and reconciliation to our consolidated operating results for the periods reflected below:

	Three Months Ended March 31,
	2013	2012
	(In millions)
Net Revenue
Marketplaces
Net transaction revenues	$1,608	$1,425
Marketing services and other revenues	349	303
	1,957	1,728
Payments
Net transaction revenues	1,435	1,216
Marketing services and other revenues	113	93
	1,548	1,309
GSI
Net transaction revenues	186	182
Marketing services and other revenues	50	55
	236	237
Corporate and other
Marketing services and other revenues	12	6

Elimination of inter-segment net revenue (1)	(5)	(3)
Total consolidated net revenue	$3,748	$3,277

Operating income (loss)
Marketplaces	$823	$669
Payments	374	345
GSI	7	23
Corporate and other	(404)	(384)
Total operating income (loss)	$800	$653

(1) Represents revenue generated between our reportable segments.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 5 — Fair Value Measurement of Assets and Liabilities

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012:

Description	Balance as of March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents	$6,530	$5,295	$1,235
Short-term investments:
Restricted cash	14	14	—
Corporate debt securities	1,678	—	1,678
Government and agency securities	40	—	40
Time deposits	355	—	355
Equity instruments	785	785	—
Total short-term investments	2,872	799	2,073
Funds receivable and customer accounts	2,500	—	2,500
Derivatives	100	—	100
Long-term investments:
Corporate debt securities	2,830	—	2,830
Government and agency securities	19	—	19
Total long-term investments	2,849	—	2,849
Total financial assets	$14,851	$6,094	$8,757

Liabilities:
Derivatives	$67	$—	$67

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents	$6,817	$5,685	$1,132
Short-term investments:
Restricted cash	15	15	—
Corporate debt securities	1,153	—	1,153
Government and agency securities	20	—	20
Time deposits	765	—	765
Equity instruments	638	638	—
Total short-term investments	2,591	653	1,938
Derivatives	55	—	55
Long-term investments:
Corporate debt securities	2,669	—	2,669
Government and agency securities	42	—	42
Total long-term investments	2,711	—	2,711
Total financial assets	$12,174	$6,338	$5,836

Liabilities:
Derivatives	$86	$—	$86

Our financial assets and liabilities are valued using market prices on both active markets (level 1) and less active markets (level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. The majority of our derivative instruments are valued using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as equity prices, interest rate yield curves, option volatility and currency rates. Our derivative instruments are primarily short-term in nature, generally one month to one year in duration. Certain foreign currency contracts designated as cash flow hedges may have a duration of up to 18 months. Cash and cash equivalents are short-term, highly liquid investments with original or remaining maturities of three months or less when purchased and are comprised primarily of bank deposits, money market funds and commercial paper. We did not have any transfers of financial instruments between valuation levels during the first three months of 2013.

In addition to the long-term investments noted above, we had cost and equity method investments of approximately $318 million and $327 million included in long-term investments on our condensed consolidated balance sheet at March 31, 2013 and our consolidated balance sheet at December 31, 2012, respectively. At March 31, 2013 and December 31, 2012, we also held $5 million and $6 million, respectively, of time deposits classified as held to maturity, which are recorded at amortized cost.

Other financial instruments, including accounts receivable, loans and interest receivable, accounts payable, funds receivable, certain customer accounts, funds payable and amounts due to customers, are carried at cost, which approximates their fair value because of the short-term nature of these instruments.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 6 — Derivative Instruments

The notional amounts associated with our foreign currency contracts at March 31, 2013 and 2012 were $5.7 billion and $4.4 billion, respectively, of which $2.0 billion and $1.5 billion, respectively, were designated as cash flow hedges. Derivative transactions are measured in terms of the notional amount, but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. The notional amount is generally not exchanged, but is used only as the basis on which the value of foreign exchange payments under these contracts are determined.
For our derivative instruments designated as cash flow hedges, the amounts recognized in earnings related to the ineffective portion were not material in each of the periods presented, and we did not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness. As of March 31, 2013, we estimate that approximately $28 million of net derivative gains related to our cash flow hedges included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

Fair Value of Derivative Contracts

The fair value of our outstanding derivative instruments as of March 31, 2013 and December 31, 2012 was as follows:

	Derivative Assets Reported in Other Current Assets		Derivative Liabilities Reported in Other Current Liabilities
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$46	$1	$15	$56
Foreign exchange contracts not designated as hedging instruments	43	43	52	30
Other contracts not designated as hedging instruments	11	11	—	—
Total fair value of derivative instruments	$100	$55	$67	$86

Under the master netting agreements with the respective counterparties of the foreign exchange contracts, subject to applicable requirements, we are allowed to net settle transactions of the same currency with a single net amount payable by one party to the other.  However, we elected to present the derivative assets and derivative liabilities on a gross basis in our balance sheet.  As of March 31, 2013, the potential effect of rights of set off associated with the above foreign exchange contracts would be an offset to both assets and liabilities by $62 million, resulting in net derivative assets and derivative liabilities of $27 million and $5 million, respectively. We are not required to pledge nor are we entitled to receive cash collateral related to these derivative transactions.

Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following table summarizes the activity of derivative contracts that qualify for hedge accounting as of March 31, 2013 and December 31, 2012, and the impact of designated derivative contracts on accumulated other comprehensive income for the three months ended March 31, 2013:

	December 31, 2012	Amount of gain (loss) recognized in other comprehensive income (effective portion)	Amount of gain (loss) reclassified from accumulated other comprehensive income to net revenue and operating expense (effective portion)	March 31, 2013
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$(55)	$82	$(4)	$31

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table summarizes the activity of derivative contracts that qualify for hedge accounting as of March 31, 2012 and December 31, 2011, and the impact of designated derivative contracts on accumulated other comprehensive income for the three months ended March 31, 2012:

	December 31, 2011	Amount of gain (loss) recognized in other comprehensive income (effective portion)	Amount of gain (loss) reclassified from accumulated other comprehensive income to net revenue and operating expense (effective portion)	March 31, 2012
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$72	$(36)	$23	$13

Effect of Derivative Contracts on Condensed Consolidated Statement of Income

The following table provides the location in our financial statements of the recognized gains or losses related to our derivative instruments:

	Three Months Ended March 31,
	2013	2012
	(In millions)
Foreign exchange contracts designated as cash flow hedges recognized in net revenues	$—	$12
Foreign exchange contracts designated as cash flow hedges recognized in operating expenses	(4)	5
Foreign exchange contracts not designated as hedging instruments recognized in interest and other, net	4	3
Other contracts not designated as hedging instruments recognized in interest and other, net	—	4
Total gain (loss) recognized from derivative contracts in the condensed consolidated statement of income	$—	$24

Note 7 — Debt
The following table summarizes the carrying value of our outstanding debt:

	Coupon	Carrying Value as of	Effective	Carrying Value as of	Effective
	Rate	March 31, 2013	Interest Rate	December 31, 2012	Interest Rate
	(In millions, except percentages)
Long-Term Debt
Senior notes due 2015	1.625%	$599	1.805%	$599	1.805%
Senior notes due 2015	0.700%	250	0.820%	250	0.820%
Senior notes due 2017	1.350%	999	1.456%	999	1.456%
Senior notes due 2020	3.250%	498	3.389%	498	3.389%
Senior notes due 2022	2.600%	999	2.678%	999	2.678%
Senior notes due 2042	4.000%	743	4.114%	742	4.114%
Total senior notes		4,088		4,087
Notes payable		12		13
Capital lease obligations		5		6
Total long-term debt		$4,105		$4,106

Short-Term Debt
Senior notes due 2013	0.875%	$400	1.078%	$400	1.078%
Notes payable		2		2
Capital lease obligations		9		11
Total short-term debt		411		413
Total Debt		$4,516		$4,519
Senior Notes
The effective interest rates for our fixed-rate senior notes include the interest payable, the amortization of debt issuance costs and the amortization of any original issue discount on these senior notes. Interest on these senior notes is payable semiannually. Interest expense associated with these senior notes, including amortization of debt issuance costs, during the three months ended March 31, 2013 and 2012 was approximately $26 million and $8 million, respectively. At March 31, 2013, the estimated fair value of all these senior notes included in long-term debt was approximately $4.1 billion based on market prices on less active markets (Level 2).

The indenture pursuant to which the senior notes were issued includes customary covenants that, among other things and subject to exceptions, limit our ability to incur, assume or guarantee debt secured by liens on specified assets or enter into sale and lease-back transactions with respect to specified properties, and also includes customary events of default.
Notes Payable
Notes payable is comprised primarily of a note that bears interest at 6.3% per annum and has a maturity date of July 2034. We have an accelerated prepayment option exercisable in July 2014.
Capital Lease Obligations
Capital lease obligations are for certain warehouse equipment and computer hardware and software leases. The capital leases have maturity dates ranging from May 2013 to September 2014 and bear interest at rates ranging from 3% to 9% per annum. The present value of future minimum capital lease payments as of March 31, 2013 was as follows (in millions):

March 31, 2013
(In millions)
Gross capital lease obligations	$15
Imputed interest	(1)
Total present value of future minimum capital lease payments	$14

Commercial Paper
We have a $2 billion commercial paper program pursuant to which we may issue commercial paper notes with maturities of up to 397 days from the date of issue. As of March 31, 2013, there were no commercial paper notes outstanding.
Credit Agreement
As of March 31, 2013, no borrowings or letters of credit were outstanding under our $3 billion credit agreement. As described above, we have a $2 billion commercial paper program and maintain $2 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due.  As a result, at March 31, 2013, $1 billion of borrowing capacity was available for other purposes permitted by the credit agreement.  The credit agreement includes customary covenants that, among other things, and subject to exceptions, limit our ability to create, assume or permit to exist liens on our property, assets and revenue (other than certain permitted liens) and require that we maintain a minimum consolidated interest coverage ratio, and also includes customary events of default.
As of March 31, 2013, we were in compliance with all covenants in our outstanding debt instruments.

Note 8 — Commitments and Contingencies

Commitments

 As of March 31, 2013, approximately $13 billion of unused credit was available to Bill Me Later accountholders. While this amount represents the total unused credit available, we have not experienced, and do not anticipate, that all of our Bill Me Later accountholders will access their entire available credit at any given point in time. In addition, the individual lines of credit that make up this unused credit are subject to periodic review and termination by the chartered financial institution that is the issuer of Bill Me Later credit products based on, among other things, account usage and customer creditworthiness. When a consumer makes a purchase using a Bill Me Later credit product, the chartered financial institution extends credit to the consumer, funds the extension of credit at the point of sale and advances funds to the merchant. We subsequently purchase the receivables related to the consumer loans extended by the chartered financial institution and, as a result of the purchase, bear the risk of loss in the event of loan defaults. Although the chartered financial institution continues to own each customer account, we own the related receivable, and Bill Me Later is responsible for all servicing functions related to the account.

Litigation and Other Legal Matters

Overview
We are involved in legal proceedings on an ongoing basis. If we believe that a loss arising from such matters is probable and can be reasonably estimated, we accrue the estimated liability in our financial statements. If only a range of estimated losses can be determined, we accrue an amount within the range that, in our judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we accrue the low end of the range. Amounts accrued for legal proceedings for which we believe a loss is probable were not material for the three months ended March 31, 2013. Except as otherwise noted, we have concluded that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our accruals are also not material. For those proceedings in which an unfavorable outcome is reasonably possible but not probable, we have disclosed an estimate of the reasonably possible loss or range of losses or we have concluded that an estimate of the reasonably possible loss or range of losses arising directly from the proceeding (i.e., monetary damages or amounts paid in judgment or settlement) are not material. If we cannot estimate the probable or reasonably possible loss or range of losses arising from a legal proceeding, we have disclosed that fact.
 In assessing the materiality of a legal proceeding, we evaluate, among other factors, the amount of monetary damages claimed, as well as the potential impact of non-monetary remedies sought by plaintiffs (e.g., injunctive relief) that may require us to change our business practices in a manner that could have a material adverse impact on our business. With respect to the matters disclosed in this Note 8, we are unable to estimate the possible loss or range of losses that could potentially result from the application of such non-monetary remedies.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

In May 2009, the U.K. High Court of Justice ruled in the case filed by L'Oréal SA, Lancôme Parfums et Beauté & Cie, Laboratoire Garnier & Cie and L'Oréal (UK) Ltd against eBay International AG, other eBay companies, and several eBay sellers (No. HC07CO1978) that eBay was not jointly liable with the seller co-defendants as a joint tortfeasor, and indicated that it would certify to the European Court of Justice (ECJ) questions of liability for the use of L'Oréal trademarks, hosting liability, and the scope of a possible injunction against intermediaries. In July 2011, the ECJ ruled on the questions certified by the U.K. High Court of Justice. It held that (a) brand names could be used by marketplaces as keywords for paid search advertising without violating a trademark owner's rights if it were clear to consumers that the goods reached via the key word link were not being offered by the trademark owner or its designees but instead by third parties, (b) that marketplaces could invoke the limitation from liability provided by Article 14 of the ecommerce directive if they did not take such an active role with respect to the listings in question that the limitation would not be available, but that even where the limitation was available, the marketplace could be liable if it had awareness (through notice or its own investigation) of the illegality of the listings, (c) that a marketplace would be liable in a specific jurisdiction only if the offers on the site at issue were targeting that jurisdiction, a question of fact, (d) that injunctions may be issued to a marketplace in connection with infringing third party content, but that such injunctions must be proportionate and not block legitimate trade and (e) that trademark rights can only be evoked by a rights owner as a result of a seller's commercial activity as opposed to private activity. The matter will now return to the U.K. High Court of Justice for further action in light of the ECJ opinion. The case was originally filed in July 2007. L'Oréal's complaint alleged that we were jointly liable for trademark infringement for the actions of the sellers who allegedly sold counterfeit goods, parallel imports and testers (not for resale products). Additionally, L'Oréal claimed that eBay's use of L'Oréal brands on its website, in its search engine and in sponsored links, and purchase of L'Oréal trademarks as keywords, constitute trademark infringement. The suit sought an injunction preventing future infringement, full disclosure of the identity of all past and present sellers of infringing L'Oréal goods, and a declaration that our Verified Rights Owner (VeRO) program as then

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

operated was insufficient to prevent such infringement. The scope of a possible injunction claimed is to be specified after the trial upon remand from the ECJ.

eBay's Korean subsidiary, IAC (which has merged into Gmarket and is now named eBay Korea), has notified its approximately 20 million users of a January 2008 data breach involving personally identifiable information including name, address, resident registration number and some transaction and refund data (but not including credit card information or real time banking information). Approximately 149,000 users sued IAC over this breach in several lawsuits in Korean courts and more may do so in the future (including after final determination of liability). Trial for a group of representative suits began in August 2009 in the Seoul Central District Court, and trial for a group of 23 other suits began in September 2009 in the Seoul Central District Court. There is some precedent in Korea for a court to grant “consolation money” for data breaches without a specific finding of harm from the breach. Such precedents have involved payments of up to approximately $200 per user. In January 2010, one bench of the Seoul Central District Court ruled that IAC had met its obligations with respect to defending the site from intrusion and, accordingly, had no liability for the breach. This ruling has been appealed by approximately 34,000 plaintiffs to the Seoul High Court. In September 2012, a bench of the Seoul High Court announced its decision upholding the Seoul Central District Court's January 2010 decision for three cases involving 55 plaintiffs (who did not appeal to the Korea Supreme Court). The remaining cases before the Seoul High Court are currently being heard de novo, and a decision is expected in 2013. The Daegu High Court has also issued a decision in favor of IAC in a case with three plaintiffs who proceeded to appeal to the Korea Supreme Court. In January 2013, the Seoul Western District Court ruled in favor of IAC with respect to two cases filed by 2,291 plaintiffs after the January 2010 ruling.

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

Off-Balance Sheet Arrangements

As of March 31, 2013, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

In Europe, we have two cash pooling arrangements with a financial institution for cash management purposes. These arrangements allow for cash withdrawals from this financial institution based upon our aggregate operating cash balances held in Europe within the same financial institution (“Aggregate Cash Deposits”) for more efficient cash management and investment purposes. These arrangements also allow us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income. As of March 31, 2013, we had a total of $5.7 billion in cash withdrawals offsetting our $5.7 billion in Aggregate Cash Deposits held within the same financial institution under these cash pooling arrangements.

Note 9 — Stock Repurchase Programs

In June 2012, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $2 billion of our common stock, with no expiration from the date of authorization. The stock repurchase program is intended to offset the impact of dilution from our equity compensation programs. The stock repurchase activity under our stock repurchase program during the first three months of 2013 is summarized as follows:

	Shares Repurchased	Average Price per Share	Value of Shares Repurchased	Remaining Amount Authorized
	(In millions, except per share amounts)
Balance at January 1, 2013	—	$51.89	$17	$1,983
Repurchase of common stock	9	55.94	476	(476)
Balance at March 31, 2013	9	$55.79	$493	$1,507

These repurchased shares were recorded as treasury stock and were accounted for under the cost method. No repurchased shares have been retired.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 10 — Stock-Based Plans

Stock Option Activity

The following table summarizes stock option activity for the three-month period ended March 31, 2013:

Options
(In millions)
Outstanding at January 1, 2013	24
Granted and assumed	—
Exercised	(4)
Forfeited/expired/canceled	—
Outstanding at March 31, 2013	20

The weighted average exercise price of stock options granted during the period was $56.07 per share and the related weighted average grant date fair value was $15.07 per share.

Restricted Stock Unit Activity

The following table summarizes restricted stock unit ("RSU") activity for the three-month period ended March 31, 2013:

Units
(In millions)
Outstanding at January 1, 2013	39
Awarded and assumed	1
Vested	(9)
Forfeited	(1)
Outstanding at March 31, 2013	30

The weighted average grant date fair value for RSUs awarded during the period was $54.83 per share.

 Stock-Based Compensation Expense

The impact on our results of operations of recording stock-based compensation expense for the three months ended March 31, 2013 and 2012 was as follows:

	Three Months Ended March 31,
	2013	2012
	(In millions)
Cost of net revenues	$13	$14
Sales and marketing	33	30
Product development	32	30
General and administrative	33	37
Total stock-based compensation expense	$111	$111
Capitalized in product development	$3	$7

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Valuation Assumptions

We calculated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Risk-free interest rate	0.49%	0.68%
Expected life (in years)	3.8	3.7
Dividend yield	—%	—%
Expected volatility	34%	41%

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

Note 11 — Income Taxes

The following table reflects changes in unrecognized tax benefits for the three-month period ended March 31, 2013:

(In millions)
Gross amounts of unrecognized tax benefits as of January 1, 2013	$340
Increases related to prior period tax positions	21
Decreases related to prior period tax positions	(5)
Increases related to current period tax positions	10
Gross amounts of unrecognized tax benefits as of March 31, 2013	$366

As of March 31, 2013, our liabilities for unrecognized tax benefits were included in accrued expenses and other current liabilities and deferred and other tax liabilities, net. The increase in liabilities for unrecognized tax benefits for the first three months of 2013 relates primarily to the point in time at which certain foreign earnings became subject to U.S. taxation and the retroactive reenactment of the federal research and development credit.

We recognize interest and/or penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties accrued as of March 31, 2013 and December 31, 2012 was approximately $127 million and $117 million, respectively.

We are subject to both direct and indirect taxation in the U.S. and various states and foreign jurisdictions. We are under examination by certain tax authorities for the 2003 to 2009 tax years. The company is in the process of settlement discussions with various tax authorities that could reasonably result in a significant change to the existing tax reserve balance within the next 12 months. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations or changes. The material jurisdictions where we are subject to potential examination by tax authorities for tax years after 2002 include, among others, the U.S. (Federal and California), France, Germany, Italy, Korea, Israel, Switzerland, Singapore and Canada.

Although the timing of the resolution and/or closure of audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months as a result of various tax audit settlements. However, given the number of years remaining subject to examination and the number of matters being examined, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.

 Our effective tax rate differs from the U.S. federal statutory rate due primarily to lower tax rates associated with certain earnings from our operations outside the U.S. We have not provided for U.S. income and foreign withholding tax on certain

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

foreign earnings as we intend to indefinitely reinvest these earnings outside the U.S. We consider projected cash needs for, among other things, investments in our existing businesses, potential acquisitions and capital transactions, including repurchases of our common stock and debt repayments. We estimate the amount of cash available or needed in the jurisdictions where these investments are expected, as well as our ability to generate cash in those jurisdictions and our access to capital markets. This analysis enables us to conclude whether or not we will indefinitely reinvest the current period's foreign earnings.

Note 12 — Loans and Interest Receivable, Net
Loans and interest receivable represent purchased consumer receivables arising from loans made by a partner chartered financial institution to individual consumers in the U.S. to purchase goods and services through our Bill Me Later merchant network. During the three months ended March 31, 2013 and 2012, we purchased approximately $849 million and $650 million, respectively, in consumer receivables. Loans and interest receivable are reported at their outstanding principal balances, net of allowances, including unamortized deferred origination costs and estimated collectible interest and fees. We use a consumer's FICO score, among other measures, in evaluating the credit quality of our consumer receivables. A FICO score is a type of credit score that lenders use to assess an applicant's credit risk and whether to extend credit. Individual FICO scores generally are obtained each quarter the consumer has an outstanding loan receivable owned by Bill Me Later. The weighted average consumer FICO score related to our loans and interest receivable balance outstanding at March 31, 2013 was 685, as compared to 689 at December 31, 2012. As of March 31, 2013 and December 31, 2012, approximately 53.5% and 55.8%, respectively, of our loans and interest receivable balance was due from consumers with FICO scores greater than 680, which is generally considered "prime" by the consumer credit industry. As of March 31, 2013, approximately 90% of our loans and interest receivable portfolio was current.
The following table summarizes the activity in the allowance for loans and interest receivable for the periods indicated:

	Three Months Ended March 31,
	2013	2012
	(In millions)
Balance as of January 1	$101	$59
Charge-offs	(51)	(28)
Recoveries	3	2
Provision	56	31
Balance as of March 31	$109	$64

Note 13 — Restructuring

In the fourth quarter of 2012, we implemented a global restructuring plan designed to simplify and streamline our organization and strengthen the overall competitiveness of our existing businesses.  The plan included a strategic reduction of our existing global workforce by approximately 600 employees and 300 contractors and related activities, including the closure of certain facilities and asset impairments. The majority of the costs impacted our Payments and GSI segments.  In connection with the plan, we have incurred aggregate charges of approximately $26 million as of March 31, 2013, related primarily to severance and benefits, including net credits of $4 million incurred in the three months ended March 31, 2013. The restructuring charges are included in general and administrative expenses on the consolidated statement of income. As of March 31, 2013, all restructuring actions under the plan are substantially complete.  The associated liability was $20 million as of December 31, 2012 and decreased to $5 million as of March 31, 2013 due to payments of $9 million and other adjustments (including foreign currency translation) of $6 million.

Note 14 — Accumulated Other Comprehensive Income
The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended March 31, 2013:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains on Investments	Foreign Currency Translation	Estimated tax (expense) benefit	Total
	(In millions)
Beginning balance	$(55)	$687	$449	$(225)	$856
Other comprehensive income before reclassifications	82	141	(301)	(57)	(135)
Amounts reclassified from accumulated other comprehensive income	(4)	1	—	—	(3)
Net current period other comprehensive income	86	140	(301)	(57)	(132)
Ending balance	$31	$827	$148	$(282)	$724

The following table provides details about reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2013:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
(In millions)
Gains (losses) on cash flow hedges - foreign exchange contracts	$—	Net Revenues
	(1)	Sales and marketing
	(2)	Product development
	(1)	General and administrative
	(4)	Total, before income taxes
	—	Provision for income taxes
	(4)	Total, net of income taxes

Unrealized gains on investments	1	Interest and other, net
	—	Provision for income taxes
	1	Total, before income taxes
	—	Provision for income taxes
	1	Total, net of income taxes

Total reclassifications for the period	$(3)	Total, net of income taxes

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a global technology company that enables commerce through three reportable business segments: Marketplaces, Payments and GSI. Our Marketplaces segment includes our eBay.com platform and its localized counterparts and our other online trading platforms, such as our online classifieds sites and StubHub. Our Payments segment is comprised of PayPal, Bill Me Later and Zong. Our GSI segment consists of GSI Commerce, Inc. ("GSI"), which we acquired in the second quarter of 2011.

Net revenues for the three months ended March 31, 2013 increased 14% to $3.7 billion compared to the same period of the prior year, driven primarily by increases in net revenues from our Marketplaces and Payments segments. For the three months ended March 31, 2013, our operating margin increased to 21% from 20% in the same period of the prior year due primarily to an increase in operating margin in our Marketplaces segment offset in part by declines in operating margins in our Payments and GSI segments. For the three months ended March 31, 2013, our diluted earnings per share increased to $0.51, a $0.07 increase compared to the same period of the prior year, driven primarily by growth in net revenues and a lower effective tax rate, partially offset by higher interest expense. For the three months ended March 31, 2013, we generated cash flow from operations of $937 million, compared to $531 million for the same period of the prior year.

Our Marketplaces segment total net revenues increased $229 million, or 13%, for the three months ended March 31, 2013 compared to the same period of the prior year. The increase in total net revenues was driven primarily by an increase in GMV (as defined below) excluding vehicles of 13% for the three months ended March 31, 2013 compared to the same period of the prior year, which was attributable to strong growth in the U.S. as well as in our advertising business. Our Marketplaces segment operating margin increased 3.3 percentage points for the three months ended March 31, 2013 compared to the same period of the prior year, due primarily to efficiencies in marketing spend, partially offset by continued investments in new initiatives.
Our Payments segment total net revenues increased $239 million, or 18%, for the three months ended March 31, 2013 compared to the same period of the prior year. The increase in total net revenues was driven primarily by an increase in net TPV (as defined below) of 21% for the three months ended March 31, 2013 compared to the same period of the prior year and strong growth in Bill Me Later. Our Payments segment operating margin decreased 2.2 percentage points for the three months ended March 31, 2013 compared to the same period of the prior year, due primarily to a decrease in foreign currency gains, a shift to large merchants with lower take rates and investments in consumer awareness and product initiatives.

Our GSI segment total net revenues decreased $1 million for the three months ended March 31, 2013 compared to the same period of the prior year. Our GSI segment operating margin decreased 6.7 percentage points for the three months ended March 31, 2013 compared to the same period of the prior year, due primarily to a lower take rate on GeC Merchandise Sales (as defined below) as well as continued investment in our commerce platform.
Some key operating metrics that members of our senior management regularly review to evaluate our financial results include net promoter score (NPS), market share, GMV, GMV excluding vehicles, number of sold items, net TPV, Merchant Services net TPV (as defined below), on eBay net TPV (as defined below), net number of payments, penetration rates, active registered accounts, funding mix (the mix of payments vehicles, such as credit cards, debit cards, bank accounts, Bill Me Later accounts and PayPal accounts, used by customers to make payments through our Payments networks), global ecommerce (GeC) Merchandise Sales, same store sales, enabled commerce volume (ECV), free cash flow (a non-GAAP measure, which we define as net cash provided by operating activities less purchases of property and equipment) and revenue excluding acquisitions and foreign currency impact (also a non-GAAP measure).
We define GMV as the total value of all successfully closed items between users on our Marketplaces trading platforms (excluding eBay's classifieds websites, brands4friends and Shopping.com) during the applicable period, regardless of whether the buyer and seller actually consummated the transaction. We define net TPV as the total dollar volume of payments, net of payment reversals, successfully completed through our Payments networks, Bill Me Later accounts and Zong during the applicable period, excluding PayPal's payment gateway business. We define Merchant Services net TPV as the total dollar volume of payments, net of payment reversals, successfully completed through our Payments networks, Bill Me Later accounts and Zong during the applicable period, excluding PayPal's payment gateway business and payments for transactions on our Marketplaces and GSI platforms. We define on eBay net TPV as the total dollar volume of payments, net of payment reversals, successfully completed through our Payments networks and Bill Me Later accounts during the applicable period for transactions on our Marketplaces and GSI platforms. We define GeC Merchandise Sales as the retail value of all sales transactions, inclusive of freight charges and net of allowance for returns and discounts, which flow through the GSI ecommerce services platform during the applicable period, whether we record the full amount of such transaction as a product sale or a percentage of such transaction as a service fee. We define ECV as the total commerce and payment volume across all three segments consisting of GMV, Merchant Services net TPV and GeC Merchandise Sales.

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

The following table sets forth the breakdown of net revenues by type and geography for the periods presented.

	Three Months Ended March 31,
	2013	2012
	(In millions, except percentage changes)
Net Revenues by Type:
Net transaction revenues
Marketplaces	$1,608	$1,425
Payments	1,435	1,216
GSI	186	182
Total net transaction revenues	3,229	2,823
Marketing services and other revenues
Marketplaces	349	303
Payments	113	93
GSI	50	55
Corporate and other	12	6
Total marketing services and other revenues	524	457
Elimination of inter-segment net revenue (1)	(5)	(3)
Total net revenues	$3,748	$3,277
Net Revenues by Geography:
U.S.	$1,789	$1,581
International	1,959	1,696
Total net revenues	$3,748	$3,277

(1)	Represents revenue generated between our reportable segments.

Revenues are attributed to U.S. and international geographies based primarily upon the country in which the seller, payment recipient, customer, website that displays advertising, or other service provider, as the case may be, is located.

Because we generated a majority of our net revenues internationally in recent periods, including the three months ended March 31, 2013 and 2012, we are subject to the risks of doing business in foreign countries as discussed under "Part II - Item 1A - Risk Factors." In that regard, fluctuations in foreign currency exchange rates impact our results of operations. We have a foreign exchange risk management program that is designed to reduce our exposure to fluctuations in foreign currencies; however, the effectiveness of this program in mitigating the impact of foreign currency fluctuations on our results of operations varies from period to period, and in any given period, our operating results are usually affected, sometimes significantly, by changes in currency exchange rates. Fluctuations in exchange rates also directly affect our cross-border revenue. We calculate the year-over-year impact of foreign currency movements on our business using prior period foreign currency rates applied to current year transactional currency amounts.

For the three months ended March 31, 2013, foreign currency movements relative to the U.S. dollar negatively impacted net revenues by approximately $1 million (net of a positive impact from hedging activities included in PayPal's net revenue of less than $1 million) compared to the same period of the prior year. On a business segment basis, for the three months ended March 31, 2013, foreign currency movements relative to the U.S. dollar positively impacted Marketplaces net revenues by approximately $2 million and negatively impacted Payments and GSI net revenues by approximately $3 million and less than $1 million, respectively, in each case compared to the same period of the prior year (net of the impact of hedging activities noted above, in the case of Payments net revenues).

The following table sets forth, for the periods presented, certain key operating metrics that we believe are significant factors affecting our net revenues.

	Three Months Ended March 31,		Percent
	2013	2012	Change
	(In millions, except percentage changes)
Supplemental Operating Data:
Marketplaces Segment: (1)
GMV excluding vehicles (2)	$18,326	$16,206	13%
GMV vehicles only (3)	$1,686	$1,871	(10)%
Total GMV (4)	$20,012	$18,077	11%
Payments Segment:
Merchant services net TPV (5)	$28,087	$22,433	25%
On eBay net TPV (6)	$12,953	$11,424	13%
Total net TPV (7)	$41,040	$33,857	21%
GSI Segment:
GeC Merchandise Sales (8)	$807	$715	13%

(1)	eBay's classifieds websites, brands4friends and Shopping.com are not included in these metrics.

(2)
Total value of all successfully closed items between users on our Marketplaces trading platforms during the period, regardless of whether the buyer and seller actually consummated the transaction, excluding vehicles GMV.

(3)
Total value of all successfully closed vehicle transactions between users on our Marketplaces trading platforms during the period, regardless of whether the buyer and seller actually consummated the transaction.

(4)	Total value of all successfully closed items between users on our Marketplaces trading platforms during the period, regardless of whether the buyer and seller actually consummated the transaction.

(5)
Total dollar volume of payments, net of payment reversals, successfully completed through our Payments networks, Bill Me Later accounts and Zong during the period, excluding PayPal's payment gateway business and payments for transactions on our Marketplaces and GSI platforms.

(6)
Total dollar volume of payments, net of payment reversals, successfully completed through our Payments networks and Bill Me Later accounts during the period for transactions on our Marketplaces and GSI platforms.

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

Seasonality

The following table sets forth, for the periods presented, our total net revenues and the sequential quarterly movements of these net revenues:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In millions, except percentage changes)
2011(1)
Net revenues	$2,546	$2,760	$2,966	$3,380
Percent change from prior quarter	2%	8%	7%	14%
2012
Net revenues	$3,277	$3,398	$3,404	$3,992
Percent change from prior quarter	(3)%	4%	—%	17%
2013
Net revenues	$3,748	—	—	—
Percent change from prior quarter	(6)%	—	—	—

(1)	Net revenues attributable to the GSI segment are reflected from June 17, 2011 (the date the acquisition of GSI was completed).

We expect transaction activity patterns on our websites to mirror general consumer buying patterns. Our GSI segment is highly seasonal. The fourth calendar quarter typically accounts for a disproportionate amount of GSI's total annual revenue because consumers increase their purchases and businesses increase their advertising to consumers during the fourth quarter holiday season.

Marketplaces Net Transaction Revenues

Marketplaces net transaction revenues increased $183 million, or 13%, consistent with the increase in GMV excluding vehicles of 13%, in each case during the first quarter of 2013 compared to the same period in the prior year. The increase in net transaction revenue and GMV excluding vehicles was due primarily to growth both in the U.S. and internationally.

Marketplaces net transaction revenues earned internationally (i.e., outside the U.S.) totaled $888 million during the first quarter of 2013, representing 55% of total Marketplaces net transaction revenues during the period. Marketplaces net transaction revenues earned internationally totaled $789 million during the first quarter of 2012, representing 55% of total Marketplaces net transaction revenues in the period. The increase in international net transaction revenues was due primarily to growth in our existing international markets.

Payments Net Transaction Revenues

Payments net transaction revenues increased $219 million, or 18%, during the first quarter of 2013 compared to the same period of the prior year, due primarily to net TPV growth of 21%, partially offset by a lower take rate. The increase in net TPV was due primarily to growth in consumer and merchant use of PayPal both on and off eBay. The lower take rate is due primarily to a decrease in currency hedging gains and a shift to larger merchants who pay lower rates based on volume. Our Merchant Services net TPV increased 25% during the first quarter of 2013 compared to the same period of the prior year and represented 68% of PayPal's net TPV in the first quarter of 2013 compared to 66% in the same period of the prior year. On eBay net TPV increased 13% during the first quarter of 2013 compared to the same period of the prior year and represented 32% of PayPal's net TPV in the first quarter of 2013 compared to 34% for the same period in the prior year.

Payments net transaction revenues earned internationally totaled $791 million during the first quarter of 2013, representing 55% of total Payments net transaction revenues in the period. Payments net transaction revenues earned internationally totaled $658 million during the first quarter of 2012, representing 54% of total Payments net transaction revenues during the period. The increase in international net transaction revenues was due primarily to the growth of our Merchant Services business outside the U.S.

GSI Net Transaction Revenues

GSI net transaction revenues increased $4 million, or 2%, during the first quarter of 2013 compared to the same period of the prior year, due primarily to the 13% increase in GeC Merchandise Sales, offset by a lower take rate.

Marketing Services and Other Revenues

Marketing services and other revenues increased $67 million, or 15%, during the first quarter of 2013 compared to the same period of the prior year, and represented 14% of total net revenues for both the first quarter of 2013 and 2012, respectively. The increase in marketing services and other revenues was due primarily to growth in our Bill Me Later portfolio of receivables from loans, as well as increased revenue from our advertising business and lead referral fees.

Summary of Cost of Net Revenues

The following table summarizes changes in cost of net revenues for the periods presented:

	Three Months Ended March 31,		Change from First Quarter 2012 to First Quarter 2013
	2013	2012	in Dollars	in %
	(In millions, except percentages)
Cost of net revenues:
Marketplaces	$356	$299	$57	19%
As a percentage of total Marketplaces net revenues	18.2%	17.3%
Payments	617	515	102	20%
As a percentage of total Payments net revenues	39.9%	39.3%
GSI	175	145	30	21%
As a percentage of total GSI net revenues	74.2%	61.2%
Corporate and other	4	24	(20)	(83)%
Total cost of net revenues	$1,152	$983	$169	17%
As a percentage of net revenues	30.7%	30.0%

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

Marketplaces

Marketplaces cost of net revenues increased $57 million, or 19%, during the first quarter of 2013 compared to the same period of the prior year, due primarily to investment in site operations infrastructure and customer support programs, which resulted in the cost of net revenues as a percentage of Marketplaces net revenues increasing by 0.9 percentage points year over year.

Payments

Payments cost of net revenues increased $102 million, or 20%, during the first quarter of 2013 compared to the same period of the prior year, due primarily to the impact of growth in net TPV, which resulted in the cost of net revenues as a percentage of Payments net revenues increasing by 0.6 percentage points year over year.

GSI

GSI cost of net revenues increased $30 million, or 21%, during the first quarter of 2013 compared to the same period of the prior year, due primarily to the increase in GeC merchandise sales volume as well as continued investment in GSI's commerce platform, which resulted in the cost of net revenues as a percentage of GSI net revenues increasing by 13 percentage points year over year.

Summary of Operating Expenses, Non-Operating Items and Provision for Income Taxes

The following table summarizes changes in operating expenses, non-operating items and provision for income taxes for the periods presented:

	Three Months Ended March 31,		Change from First Quarter 2012 to First Quarter 2013
	2013	2012	in Dollars	in %
	(In millions, except percentage changes)
Sales and marketing	$697	$677	$20	3%
Product development	434	374	60	16%
General and administrative	408	372	36	10%
Provision for transaction and loan losses	175	134	41	31%
Amortization of acquired intangible assets	82	84	(2)	(2)%
Interest and other, net	9	31	(22)	(71)%
Provision for income taxes	(132)	(114)	(18)	16%

The following table summarizes operating expenses, non-operating items and provision for income taxes as a percentage of net revenues for the periods presented:

	Three Months Ended March 31,
	2013	2012
Sales and marketing	19%	21%
Product development	12%	11%
General and administrative	11%	11%
Provision for transaction and loan losses	5%	4%
Amortization of acquired intangible assets	2%	3%
Interest and other, net	—%	1%
Provision for income taxes	(4)%	(3)%

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

Sales and marketing expenses increased $20 million, or 3%, during the first quarter of 2013 compared to the same period of the prior year. The increase in sales and marketing expense was due primarily to higher employee-related expenses (including consultant costs, facility costs and equipment-related costs), partially offset by a decrease in marketing program costs. Sales and marketing expense as a percentage of net revenues was 19% and 21% for the first quarter of 2013 and 2012, respectively.

Product Development

Product development expenses consist primarily of employee compensation, contractor costs, facilities costs and depreciation on equipment. Product development expenses are net of required capitalization of major site and other product development efforts, including the development of our next generation platform architecture, migration of certain platforms, seller tools and Payments services projects. Our top technology priorities include mobile, user experience, search, platform and new products such as PayPal Here. Capitalized site and product development costs were $49 million in the first quarter of 2013, compared to $47 million in the first quarter of 2012, and are reflected primarily as a cost of net revenues when amortized in future periods.

Product development expenses increased $60 million, or 16%, during the first quarter of 2013 compared to the same period of the prior year. The increase was due primarily to higher employee-related costs (including consultant costs, facility costs and equipment-related costs) driven by increased investment in platform, mobile and offline. Product development expenses as a net percentage of revenues were 12% and 11% for the first quarter of 2013 and 2012, respectively.

General and Administrative

General and administrative expenses consist primarily of employee compensation, contractor costs, facilities costs, depreciation of equipment, employer payroll taxes on stock-based compensation, legal expenses, restructuring, insurance premiums and professional fees. Our legal expenses, including those related to various ongoing legal proceedings, may fluctuate substantially from period to period.

General and administrative expenses increased $36 million, or 10%, during the first quarter of 2013 compared to the same period of the prior year. The increase was due primarily to higher employee-related costs (including consultant costs, facility costs and equipment-related costs). General and administrative expenses as a percentage of net revenues were 11% for both the first quarter of 2013 and 2012.

Provision for Transaction and Loan Losses

Provision for transaction and loan losses consists primarily of transaction loss expense associated with our consumer protection programs, fraud, chargebacks, and merchant credit losses; bad debt expense associated with our accounts receivable balance; and loan loss reserves associated with our loan receivables balance. We expect our provision for transaction and loan loss expense to fluctuate depending on many factors, including macroeconomic conditions, our consumer protection programs and the impact of regulatory changes.
Provision for transaction and loan losses increased $41 million, or 31%, during the first quarter of 2013 compared to the same period of the prior year. This increase was due primarily to higher transaction volume and growth in our Bill Me Later portfolio of receivables from consumer loans. The increase was partially offset by a reduction in our Marketplaces bad debt expense. Provision for transaction and loan loss expense as a percentage of net revenues was 5% and 4% for the first quarter of 2013 and 2012, respectively.

Amortization of Acquired Intangible Assets
From time to time we have purchased, and we expect to continue to purchase, assets and businesses. These purchase transactions generally result in the creation of acquired intangible assets with finite lives and lead to a corresponding increase in our amortization expense in periods subsequent to acquisition. We amortize intangible assets over the period of estimated benefit, using the straight-line method and estimated useful lives ranging from one to eight years. Amortization of acquired intangible assets is also impacted by our sales of assets and businesses and timing of acquired intangible assets becoming fully amortized. See "Note 3 - Goodwill and Intangible Assets" to our condensed consolidated financial statements included in this report.

Amortization of acquired intangible assets decreased by $2 million, or 2%, during the first quarter of 2013 compared to the same period of the prior year.

Interest and Other, Net

Interest and other, net consists of interest earned on cash, cash equivalents and investments, as well as foreign exchange transaction gains and losses, our portion of operating results from investments accounted for under the equity method of accounting, investment gain/loss on acquisitions and interest expense, consisting of interest charges on any amounts borrowed and commitment fees on unborrowed amounts under our credit agreement and interest expense on our outstanding commercial paper and debt securities. Interest and other income, net excludes interest expense on borrowings incurred to finance Bill Me Later's portfolio of loan receivables, which is included in cost of net revenues.

Interest and other, net decreased $22 million during the first quarter of 2013 compared to the same period of the prior year. The decrease in interest and other, net was due primarily to an increase in interest expense of approximately $18 million as a result of our issuance of $3 billion of senior notes in July 2012.

Provision for Income Taxes

Our effective tax rate was 16.3% for the first quarter of 2013, compared to 16.7% for the same period in the prior year. The decrease in our effective tax rate for the first quarter of 2013 compared to the same period of the prior year was due primarily to a decrease in nondeductible expenses, partially offset by discrete items.

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

Liquidity and Capital Resources

Cash Flows

	Three Months Ended March 31,
	2013	2012
	(In millions)
Net cash provided by (used in):
Operating activities	$937	$531
Investing activities	(719)	(893)
Financing activities	(411)	(219)
Effect of exchange rates on cash and cash equivalents	(94)	54
Net increase/(decrease) in cash and cash equivalents	$(287)	$(527)

Operating Activities

We generated cash from operating activities of $937 million and $531 million in the three months ended March 31, 2013 and 2012, respectively. The increase in cash provided by operating activities during the three months ended March 31, 2013 compared to the same period of the prior year was due primarily to a decrease in cash paid for income taxes of $392 million and an increase in net income of $107 million.

Investing Activities

The net cash used in investing activities of $719 million in the three months ended March 31, 2013 was due primarily to net cash paid for the purchases of investments of $1.4 billion and purchases of property and equipment of $299 million, partially offset by proceeds of $1 billion from the maturities and sale of investments.

The net cash used in investing activities of $893 million in the three months ended March 31, 2012 was due primarily to net cash paid for the purchases of investments of $1 billion and purchases of property and equipment of $242 million, partially offset by proceeds of $408 million from the maturities and sale of investments.

Financing Activities

The net cash used in financing activities of $411 million in the three months ended March 31, 2013 was due primarily to cash outflows of $476 million to repurchase common stock and cash paid for tax withholdings in the amount of $153 million related to net share settlements of restricted stock units and awards. These cash outflows were partially offset by the effect of $116 million of excess tax benefits from stock-based compensation and $102 million from the issuance of common stock in connection with the exercise of stock options.
The net cash used in financing activities of $219 million in the three months ended March 31, 2012 was due primarily to cash outflows of $240 million to repurchase common stock as well as cash paid for tax withholdings in the amount of $118 million related to net share settlements of restricted stock units and awards. These cash outflows were partially offset by cash inflows of $85 million from the issuance of common stock in connection with the exercise of stock options and the effect of $54 million of excess tax benefits from stock-based compensation.
The negative effect of exchange rate movements on cash and cash equivalents during the three months ended March 31, 2013 was due to the strengthening of the U.S. dollar against other currencies, primarily the Euro. The positive effect of exchange rate movements on cash and cash equivalents during the three months ended March 31, 2012 was due to the weakening of the U.S. dollar against other currencies, primarily the Euro and Korean Won.

Stock Repurchases

In June 2012, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $2 billion of our common stock, with no expiration from the date of authorization. The stock repurchase program is intended to offset the impact of dilution from our equity compensation programs. During the three months ended March 31, 2013, we repurchased approximately $476 million of our common stock under our stock repurchase program. As of March 31, 2013, approximately $1.5 billion remained for further repurchases of our common stock under our stock repurchase program.

Shelf Registration Statement and Long-Term Debt

At March 31, 2013, we had an effective shelf registration statement on file with the Securities and Exchange Commission that allows us to issue various types of debt securities, such as fixed or floating rate notes, U.S. dollar or foreign currency denominated notes, redeemable notes, global notes, and dual currency or other indexed notes. Each issuance under the shelf registration will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. The registration statement does not limit the amount of debt securities that may be issued thereunder. Our ability to issue debt securities is subject to market conditions and other factors impacting our borrowing capacity, including our credit ratings and compliance with the covenants in our credit agreement.

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

Commercial Paper

We have a $2 billion commercial paper program pursuant to which we may issue commercial paper notes with maturities of up to 397 days from the date of issue in an aggregate principal amount of up to $2 billion at any time outstanding. As of March 31, 2013, there were no commercial paper notes outstanding. We may elect, subject to market conditions, to issue additional commercial paper notes from time to time in the future.

Credit Agreement

As of March 31, 2013, no borrowings or letters of credit were outstanding under our $3 billion credit agreement. As described above, we have a $2 billion commercial paper program and maintain $2 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due. As a result, at March 31, 2013, $1 billion of borrowing capacity was available for other purposes permitted by the credit agreement. The credit agreement contains customary representations, warranties, affirmative and negative covenants, including a financial covenant, events of default and indemnification provisions in favor of the banks. The negative covenants include restrictions regarding the incurrence of liens, subject to certain exceptions. The financial covenant requires us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio.

Notes Payable and Capital Lease Obligations

 In addition to the debt described above, as of March 31, 2013, we had notes payable of $14 million and capital lease obligations of $14 million.

As of March 31, 2013, we were in compliance with all covenants in our outstanding debt instruments.

Commitments

As of March 31, 2013, approximately $13 billion of unused credit was available to Bill Me Later accountholders. While this amount represents the total unused credit available, we have not experienced, and do not anticipate, that all of our Bill Me Later accountholders will access their entire available credit at any given point in time. In addition, the individual lines of credit that make up this unused credit are subject to periodic review and termination by the chartered financial institution that is the issuer of Bill Me Later credit products based on, among other things, account usage and customer creditworthiness.  When a consumer makes a purchase using a Bill Me Later credit product, the chartered financial institution extends credit to the consumer, funds the extension of credit at the point of sale and advances funds to the merchant. We subsequently purchase the receivables related to the consumer loans extended by the chartered financial institution and, as a result of the purchase, bear the risk of loss in the event of loan defaults. Although the chartered financial institution continues to own each customer account, we own the related receivable, and Bill Me Later is responsible for all servicing functions related to the account.

Liquidity and Capital Resource Requirements

As of March 31, 2013 and December 31, 2012, we had assets classified as cash and cash equivalents, as well as short-term and long-term non-equity investments, in an aggregate amount of $12 billion. As of March 31, 2013, this amount included assets of these types held outside the U.S. in certain of our foreign operations totaling approximately $8 billion. If these assets were distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances. We actively monitor all counterparties that hold these assets, primarily focusing on the safety of principal and secondarily improving yield on these assets. We diversify our cash and cash equivalents and investments among various counterparties in order to reduce our exposure should any one of these counterparties fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments; however, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets. At any point in time we have funds in our operating accounts and customer accounts that are deposited with third party financial institutions.

To the extent that our Bill Me Later products become more widely available through improved and more comprehensive product integrations with eBay, PayPal and other channels, and as we further promote Bill Me Later products, customer adoption and usage of Bill Me Later products may expand. Any resulting growth in the portfolio of Bill Me Later loan receivables would increase our liquidity needs and any failure to meet those liquidity needs could adversely affect the Bill Me Later business. We currently fund the expansion of the Bill Me Later portfolio of loan receivables with domestic and international cash resources and borrowings.

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

We believe that our existing cash, cash equivalents and short-term and long-term investments, together with cash expected to be generated from operations, borrowings available under our credit agreement and commercial paper program, and our access to capital markets, will be sufficient to fund our operating activities, anticipated capital expenditures, Bill Me Later portfolio of loan receivables and stock repurchases for the foreseeable future.

Off-Balance Sheet Arrangements

As of March 31, 2013, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

In Europe, we have two cash pooling arrangements with a financial institution for cash management purposes. These arrangements allow for cash withdrawals from this financial institution based upon our aggregate operating cash balances held in Europe within the same financial institution (“Aggregate Cash Deposits”). These arrangements also allow us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income. As of March 31, 2013, we had a total of $5.7 billion in cash withdrawals offsetting our $5.7 billion in Aggregate Cash Deposits held within the same financial institution under these cash pooling arrangements.

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

The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2012. Our market risk profile has not changed significantly during the first three months of 2013.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of asset types, including bank deposits, money market funds, government bonds and corporate debt securities. As of March 31, 2013, approximately 52% of our total cash and investment portfolio was held in bank deposits and money market funds. As such, changes in interest rates will impact interest income. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. Additionally, changes in interest rates will impact interest expense on borrowings under our revolving credit facility, which bear interest at floating rates, and the interest rate on any commercial paper borrowings we make and any debt securities we issue in the future and, accordingly, will impact interest expense or cost of net revenues (or both).

As of March 31, 2013, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

Investment Risk

As of March 31, 2013, our cost and equity method investments totaled $318 million, which represented approximately 3% of our total cash and investment portfolio and were primarily related to equity method investments in privately held companies. We review our investments for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value is other-than-temporary. Our analysis includes a review of recent operating results and trends, recent sales/acquisitions of the securities in which we have invested and other publicly available data.

Equity Price Risk

We are exposed to equity price risk on marketable equity instruments due to market volatility. At March 31, 2013, the total fair value of our marketable equity instruments (primarily related to our equity holdings in MercadoLibre) was $785 million, which represented approximately 6% of our total cash and investment portfolio.

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

We have a foreign exchange exposure management program whose objectives are to identify material foreign currency exposures, manage these exposures and reduce the potential effects of currency fluctuations on our reported consolidated cash flow and results of operations through the purchase of foreign currency exchange contracts. These foreign currency exchange contracts are accounted for as derivative instruments; for additional details related to our derivative instruments, please see “Note 6 – Derivative Instruments” to the condensed consolidated financial statements included in this report.

European Debt Exposures

We actively monitor our exposure to the European markets, including the impact of sovereign debt issues associated with Cyprus, Greece, Ireland, Italy, Portugal and Spain.  As of March 31, 2013, we did not have any direct investments in the sovereign debt of these countries or in debt securities issued by corporations or financial institutions organized in these countries.  We maintain a small number of operating bank accounts with Spanish, Italian and Portuguese banks that have balances that we do not consider material.

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

The information set forth under “Note 8 — Commitments and Contingencies — Litigation and Other Legal Matters” to the condensed consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.

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

•
our ability to improve the quality of the user experience on our websites and through mobile devices (including our customer support in the event of a problem) to keep pace with the improved quality of the user experience generally offered by competitive platforms;

•
our ability to upgrade and develop our systems (including the migration to GSI's new technology platform and our need to “replatform” our base PayPal technology), infrastructure and customer service capabilities to accommodate growth and to improve the functionality and reliability of our websites and services at a reasonable cost while maintaining 24/7 operations;

•
the primary and secondary effects of previously announced and possible future changes to our pricing, products and policies, including, among other changes, restrictions or holds on payments made to certain sellers or in connection with certain transactions; changes to our dispute resolution process and buyer and seller protections; upgrades to eBay checkout services, including the introduction of an eBay shopping cart/basket that enables buyers to add items from multiple sellers and pay in a single checkout; changes to our fee structure; changes to the design, navigation and functionality of the eBay.com website, including a redesigned homepage, a new “eBay Feed” that allows users to establish a personalized feed of items on their homepage and the display of larger images and product information; changes to the checkout process, including the ability for users to connect their eBay and PayPal accounts more easily; new functionality for sellers to specify shipping, payment and return policies (collectively referred to as “business policies), which sellers will automatically be opted into beginning in mid-June 2013 and which will become mandatory in 2014; enforcement of new picture quality requirements for listed items starting in July 2013; and other products and features through which we are increasingly intermediating more aspects of transactions between buyers and sellers using our platforms;

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

•
the actions of our competitors, including the introduction of new stores, channels, sites, applications, services, products and functionality, or changes to the provision or prices of services important to our success, including interchange, Internet search and smartphone operating systems;

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

The growth of Internet users is slowing in many countries where we have a significant presence. As our growth rates in established markets slow, we will increasingly need to focus on keeping existing Marketplaces users (especially our top buyers and sellers) and PayPal account holders (especially in our merchant services business) active and increasing their activity level on our websites and mobile platforms and their use of our payment services, respectively, in order to continue to grow those businesses. The growth of Internet users is accelerating in some countries and regions where we do not have a significant presence (e.g., Brazil/Latin America, Russia, China and certain other countries in which we do not have a meaningful (or, in some cases, any) domestic business). If we are unable to establish our businesses and drive adoption of our services in such markets, our future growth would be negatively impacted.

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

Because we generate a majority of our revenues outside the U.S. but report our financial results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. In connection with its multi-currency service, PayPal fixes exchange rates twice per day, and may face financial exposure if it incorrectly fixes the exchange rate or if exposure reports are delayed. Given that PayPal also holds some corporate and customer funds in non-U.S. currencies, its financial results are affected by the translation of these non-U.S. currencies into U.S. dollars. In addition, the results of operations of many of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions will result in increased revenues, operating expenses and net income. Similarly, if the U.S. dollar strengthens against foreign currencies, our translation of foreign currency denominated transactions will result in lower net revenues, operating expenses and net income. If the U.S. dollar strengthens against major European currencies (e.g., the Euro and British pound) due to the ongoing sovereign debt crisis in Europe, worsening economic conditions or for any other reasons, our revenues and operating results would be adversely impacted. For the quarter ended March 31, 2013, foreign currency movements relative to the U.S. dollar negatively impacted our net revenues of $3.7 billion by approximately $1 million (net of a positive impact from hedging activities included in PayPal's net revenue of less than $1 million) compared to the same period in the prior year. As exchange rates vary, net revenues and other operating results, when translated, may differ materially from expectations. In particular, to the extent the U.S. dollar strengthens against the Euro, British pound, Korean won, Australian dollar or Canadian dollar, our foreign revenues and profits will be reduced as a result of these translation adjustments. While from time to time we enter into transactions to hedge portions of our foreign currency translation exposure, it is impossible to predict or completely eliminate the effects of this exposure. In addition, to the extent the U.S. dollar strengthens against the Euro, the British pound, the Australian dollar or other currencies, cross-border trade related to purchases of dollar-denominated goods (or goods from those Asia-Pacific countries whose currencies tend to follow the dollar) by non-U.S. purchasers will likely decrease, and that decrease will likely not be offset by a corresponding increase in cross-border trade involving purchases by U.S. buyers of goods denominated in other currencies, which would adversely affect our business.

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

In 2011, we began implementing a new payment process in Germany and Austria in which eBay intermediated payments, receiving funds directly from buyers for items purchased from newly registered sellers on the localized eBay websites in those countries and subsequently paying the sellers upon shipment of the items. The German Bundesanstalt für Finanzdienstleistungsaufsicht (BaFin) and the Austrian Finanzmarktaufsicht (FMA) subsequently determined that eBay was required to obtain a license in order to introduce the new payment method. eBay's payment processing unit is based in Luxembourg and is governed by the CSSF, which had advised that there was no need for such a license. In accordance with the BaFin and FMA positions, eBay has stopped intermediating payments in this manner.

In Australia, PayPal serves its customers through PayPal Australia Pty. Ltd., which is licensed by the Australian Prudential Regulatory Authority as a purchased payment facility provider, which is a type of authorized depository institution. Accordingly, PayPal Australia is subject to significant fines or other enforcement action if it violates the disclosure, reporting, anti-money laundering, capitalization, corporate governance or other requirements imposed on Australian depository institutions. In China, PayPal is affiliated with Shanghai Wangfuyi Information Technology Ltd., which is licensed as an Internet Content Provider and operates a payments service only for Chinese customers and only for transactions denominated in Chinese currency. The People's Bank of China (PBOC) has enacted regulations to establish a new type of license, called a Payment Clearing Organization (PCO) license, which will be required for non-bank payment services. The PBOC regulations leave unclear whether a foreign-owned company such as PayPal can control or invest in a PCO, and whether Wangfuyi or PayPal's wholly-owned subsidiary in China would be eligible to obtain a PCO license. Nonetheless, PayPal has applied for such a license.

To date, PayPal has obtained licenses to operate as a money transmitter in 45 U.S. states, the District of Columbia and Puerto Rico. PayPal is also licensed as an escrow agent in one U.S. state. PayPal is applying for money transmitter licenses in two additional states and one U.S. territory to facilitate its planned offering of payment services at the retail point of sale. The two remaining U.S. states where PayPal has not applied for a license do not currently regulate money transmitters. As a licensed money transmitter, PayPal is subject to restrictions on its investment of customer funds, reporting requirements, bonding requirements, and inspection by state regulatory agencies. If PayPal were found to be in violation of money services laws or regulations, PayPal could be subject to liability and/or additional restrictions, forced to cease doing business with residents of certain states, forced to change its business practices, or required to obtain additional licenses or regulatory approvals that could impose a substantial cost on PayPal. Any change to PayPal's business practices that makes the service less attractive to customers or prohibits its use by residents of a particular jurisdiction could also decrease the velocity of trade on eBay and websites operated by GSI's clients that accept PayPal as a form of payment, which would further harm our business.

In 2012, PayPal's California regulator, the California Department of Financial Institutions (DFI), notified PayPal that PayPal's practice of holding the funds underlying U.S. customer balances as an agent on behalf of its customers, rather than as owner of those funds, meant that PayPal could not treat those funds as liquid assets for purposes of the liquidity rules applicable to California money transmitter licensees.  Based on changes to our U.S. PayPal user agreement effective November 2012, PayPal began holding U.S. customer balances as direct claims against PayPal, rather than as an agent or custodian on behalf of such PayPal customers. As a result, effective November 2012, all U.S. PayPal customer balances, which were previously reported as off-balance sheet, have been reflected as assets in our consolidated balance sheet under "Funds receivable and customer accounts," with an associated liability under "Funds payable and amounts due to customers." In addition, this change disqualified the customer balances from pass-through FDIC insurance and resulted in U.S. PayPal customers becoming general creditors of PayPal with respect to such customer balances. This change could also result in decreased revenue to PayPal if it decides to shift the funds from interest-bearing deposit accounts to securities that bear lower interest rates or non-interest bearing deposit accounts.

In markets other than the U.S., the EU, Australia, the China domestic business and Brazil, PayPal serves its customers through PayPal Private Ltd., a wholly-owned subsidiary of PayPal that is based in Singapore. PayPal Private Ltd. is regulated in Singapore as a stored value issuer. Because PayPal Private Ltd. is regulated as a stored value issuer, and not as a remittance service, PayPal Private Ltd. is not able to offer personal remittance payments in Singapore and many of the other markets served by PayPal Private Ltd.

In many of the markets other than Singapore served by PayPal Private Ltd., it is not clear whether PayPal's Singapore-based service is subject only to Singaporean law or, if it were subject to local laws, whether such local law would require a payment processor like PayPal to be licensed as a bank or financial institution or otherwise. In such markets, the business may rely on partnerships with local banks to process payments and conduct foreign exchange in local currency. Local regulators who do not have direct jurisdiction over Singapore-based PayPal Private Ltd. may use their local regulatory power to slow or halt payments to local merchants conducted through the local banking partner. Such regulatory actions impacting local banking partner arrangements could impose substantial costs and involve considerable delay to the provision or development of PayPal services in that market, or could prevent PayPal from providing any services in a given market. For example, in January 2010, the Reserve Bank of India directed the Indian affiliate of PayPal's processing bank to suspend withdrawals to the Indian bank accounts of PayPal customers for both personal and business customers for a period of time. As a result, PayPal ended personal non-commercial payments to and from Indian accounts and the ability of Indian sellers to spend payments they receive, and also stopped offering certain commercial payments between Indian buyers and Indian sellers. In November 2010, the Reserve Bank of India issued guidelines to Indian banks on the requirements for processing export-related transactions for online payment gateway service providers such as PayPal, including a limitation on the amount of individual transactions to no more than $500 (increased in October 2011 to $3,000). The Reserve Bank recently approved an application by PayPal's bank in India which would permit PayPal to process domestic Indian transactions, subject to a number of conditions. The Reserve Bank may again impose a suspension if it is not satisfied with PayPal's and its partner bank's actions to comply with these guidelines. In the event of any non-compliance, PayPal could be subject to fines from the Reserve Bank, and PayPal's prospects for future business in India, both cross-border and domestic, could be materially and adversely affected.

Even if PayPal is not currently required to be licensed in some jurisdictions, future localization or targeted marketing of PayPal's service or expansion of the financial products offered by PayPal (whether alone, through a commercial alliance or through an acquisition) in those countries could subject PayPal to additional licensure requirements, laws and regulations and increased regulatory scrutiny, which may harm PayPal's business. For example, PayPal will be required to obtain a license in Russia to expand its services there. PayPal has formed a Russian subsidiary to apply for such a license, and has received preliminary approval for a license. Even if PayPal does not expand its services in the countries it serves, changes in the laws of those countries could also require us to obtain new licenses or submit new registrations. For example, PayPal has recently submitted an application for a license in the Canadian province of Quebec, and expects that new laws or regulations may require license applications in the near future in Brazil, Turkey and Hong Kong. There can be no assurance that PayPal will be able to obtain any such licenses. Even if PayPal were able to obtain such licenses, there are substantial costs involved in maintaining such licenses, and PayPal would be subject to fines or other enforcement action if it violates disclosure, reporting, anti-money laundering, capitalization, corporate governance or other requirements of such licenses. These factors could impose substantial additional costs and involve considerable delay to the provision or development of PayPal's products. Delay or failure to receive such a license or regulatory approval could require PayPal to change its business practices or features in ways that would adversely affect PayPal's expansion plans or force PayPal to suspend providing products and services to customers in one or more countries.

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

Several countries in which PayPal is regulated, including Australia, Japan, Luxembourg, and Singapore, have implemented new anti-money laundering and counter-terrorist financing laws and regulations, and PayPal has had to make changes to its procedures in response. In November 2009, the Australian anti-money laundering and counter-terrorist financing regulator (AUSTRAC) accepted an enforceable undertaking from PayPal Australia pursuant to which PayPal Australia agreed, among other things, to appoint an independent auditor to assess PayPal Australia's anti-money laundering compliance policies and procedures and issue a report identifying any unremediated deficiencies accompanied by a plan by PayPal to remedy any such deficiencies. Pursuant to the remediation plan submitted by PayPal Australia and accepted by AUSTRAC, PayPal Australia was required to invest in significant improvements to its anti-money laundering and counter-terrorist financing systems, policies and operations. AUSTRAC recently formally notified PayPal of the closure of the enforceable undertaking. As PayPal continues to localize its services in additional jurisdictions, it could be required to meet standards similar to or more burdensome than those in Australia. The European Commission has also announced a consultation process to consider revisions to the European Anti-Money Laundering Directive. These requirements could impose significant costs on PayPal, cause delay to other planned product improvements, make it more difficult for new customers to join its network and reduce the attractiveness of its products.

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

In January 2012, the Consumer Financial Protection Bureau finalized new rules under Regulation E, mandated by the Dodd-Frank Act, which has required PayPal, starting in 2013, to provide additional disclosures, error resolution rights and cancellation rights to U.S. consumers who make international remittance payments. These new requirements could increase our costs of processing international payments and adversely affect our business.

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

PayPal is also required to comply with payment card networks' special operating rules for Internet payment services. PayPal and its payment card processors have implemented specific business processes for merchant customers in order to comply with these rules, but any failure to comply could result in fines, the amount of which would be within the payment card networks' discretion. PayPal also could be subject to fines from payment card networks if it fails to detect that merchants are engaging in activities that are illegal or that are considered “high risk,” primarily the sale of certain types of digital content. For “high risk” merchants, PayPal must either prevent such merchants from using PayPal or register such merchants with payment card networks and conduct additional monitoring with respect to such merchants. PayPal has incurred fines from its payment card processors relating to PayPal's failure to detect the use of its service by illegal or “high risk” merchants. The amount of these fines has not been material, but did increase in 2012 compared to prior years. Any additional fines in the future would likely be for larger amounts, could become material and could result in a termination of PayPal's ability to accept payment cards or changes in PayPal's process for registering new customers, which would seriously damage PayPal's business. PayPal's new retail point-of-sale solution and PayPal Here product are also subject to payment card network operating rules, which may increase the costs of those products or otherwise negatively impact their deployment, particularly internationally.

Similarly, consumers of the websites operated by GSI's clients typically pay for purchases by payment card or similar payment method. Accordingly, our GSI ecommerce services business faces risks similar to the risks described above for PayPal.

The listing or sale by our users of pirated or counterfeit items may harm our business.

We have received in the past, and we anticipate receiving in the future, communications alleging that certain items listed or sold through our service by our users infringe third-party copyrights, trademarks and trade names, or other intellectual property rights. See “Item 1: Legal Proceedings” above. Although we have sought to work actively with the owners of intellectual property rights to eliminate listings offering infringing items on our websites, some rights owners have expressed the view that our efforts are insufficient. Content owners and other intellectual property rights owners have actively asserted their purported rights against online companies, including eBay. Allegations of infringement of intellectual property rights have resulted in threatened and actual litigation against us from time to time by rights owners, including litigation brought by luxury brand owners such as Tiffany & Co. in the U.S.; Rolex S.A. and Coty Prestige Lancaster Group GmbH in Germany; Louis Vuitton Malletier and Christian Dior Couture in France; and L'Oréal SA, Lancôme Parfums et Beauté & Cie and Laboratoire Garnier & Cie in several European countries. The plaintiffs in these cases seek to hold eBay liable for alleged counterfeit items listed on our sites by third parties; for “tester” and other consumer products labeled in a manner to prevent resale and for unboxed and other allegedly nonconforming products in each case listed on our sites by third parties; for the alleged misuse of trademarks or copyrights in listings or otherwise on our sites and in connection with paid search advertisements; for alleged violations of selective distribution channel laws or parallel import laws for listings of authentic items; and for alleged non-compliance with consumer protection laws. Such plaintiffs seek, among other remedies, injunctive relief and damages. In the aggregate, these suits could result in significant damage awards and injunctions that could, individually or in the aggregate, adversely affect our business. There are approximately 37,000 rights owners in our verified rights owner (VeRO) program, and each rights owner has anywhere from one to several hundred brands. Statutory damages for copyright or trademark violations could range up to $150,000 per copyright violation and $2,000,000 per trademark violation in the U.S., and may be even higher in other jurisdictions. These and similar suits may force us to modify our business practices, which could lower our revenue, increase our costs or make our websites and mobile platforms less convenient to our customers, which could materially harm our business. In addition, rights owners have aggressively sought to reduce the applicability of limitations to intellectual property rights such as copyright exhaustion and the first sale doctrine in cases such as Vernor v. Autodesk Inc. (Ninth Circuit Court of Appeals) and Wiley v. Kirtsaeng (U.S. Supreme Court). Although the U.S. Supreme Court's ruling in Wiley v. Kirtsaeng overturned the Second Circuit Court of Appeals' ruling and established that the first sale doctrine applies in the U.S. to products lawfully made outside the U.S., some rights owners oppose that reasoning and have expressed support for a legislative change to the U.S. Copyright Act. To the extent the scope or applicability of such doctrines is limited or narrowed, the supply of goods available for resale on our sites may be adversely affected.

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

We are subject to patent litigation.

We have repeatedly been sued for allegedly infringing other parties' patents. We are a defendant in a number of patent suits and have been notified of several other potential patent disputes. We expect that we will increasingly be subject to patent infringement claims involving various aspects of our Marketplaces, Payments and GSI segments as our products and services continue to expand in scope and complexity (e.g., our mobile, local, social and digital initiatives); as we expand into new businesses, including through acquisitions; and as the universe of patent owners who may claim that we, companies that we have acquired, or our customers (including PayPal merchants and GSI clients) infringe their patents and the aggregate number of patents controlled by such patent owners correspondingly increases. Such claims may be brought directly against our companies and/or against our customers, including PayPal merchants and GSI clients, whom we may indemnify either because we are contractually obligated to do so or as a business matter. We and other technology companies have seen more of these claims from an increasing number of third parties whose sole or primary business is to assert such claims. In addition, we have seen significant patent disputes between operating companies in some technology industries (e.g., mobile telephony). Patent claims, whether meritorious or not, are time consuming and costly to defend and resolve, and could require us to make expensive changes in our methods of doing business, enter into costly royalty or licensing agreements, or cease conducting certain operations, which would harm our business.

Use of our services for illegal purposes could harm our business.

We may be unable to prevent our users from selling unlawful or stolen goods or unlawful services, or selling goods or services in an unlawful manner, and we (including our employees and directors of our various entities) may be subject to allegations of civil or criminal liability for unlawful activities carried out by users through our services. We have been subject to several lawsuits based upon such allegations. In Turkey, local prosecutors and courts are investigating our liability for allegedly illegal actions by users of our Turkish Marketplaces business (GittiGidiyor.com). In accordance with local law and custom they are considering indicting, and have in some cases already indicted, one or more members of the board of directors of our local Turkish subsidiary. We believe that the relevant Turkish ecommerce and criminal laws protect our local directors from being held personally liable for the activities of GittiGidiyor's users, and intend to defend vigorously against any such actions. In August 2012, we were informed that U.S. listings of footwear with religious imagery were visible on our local Indian site and we immediately removed these listings. In September 2012, a criminal case was registered against us in India in regard to these listings, and we are challenging the prosecution of this case. Also, the German Federal Supreme Court has ruled that we may have a duty to take reasonable measures to prevent prohibited DVDs from being sold on our site to minors and that competitors may be able to enforce this duty. In a number of circumstances, third parties, including government regulators and law enforcement officials, have alleged that our services aid and abet certain violations of certain laws, including anti-scalping laws with respect to the resale of tickets, laws regarding the sale of counterfeit items, the fencing of stolen goods, selective distribution channel laws, customs laws, distance selling laws and the sale of items outside of the U.S. that are regulated by U.S. export controls. As we seek to reduce bad buying experiences and improve the customer experience on our sites, our level of interaction with buyers and sellers may increase over time, which could in turn increase our potential exposure to allegations of civil or criminal liability for unlawful activities carried out by users through our services.

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

From time to time, we face inquiries from government regulators in various jurisdictions related to actions that we have taken that are designed to improve the security of transactions and the quality of the user experience on our websites and we may face similar inquiries from other government regulators in the future. For example, in 2008, the Australian Competition and Consumer Commission and the Reserve Bank of Australia reviewed our policies requiring sellers to offer PayPal as a payment alternative on most transactions on our localized Australian website and precluding sellers from imposing a surcharge or any other fee for accepting PayPal or other payment methods. From time to time, other regulators have requested information concerning PayPal's limitations of customer accounts. Similarly, from time to time Bill Me Later has received customer complaints that could result in investigations into Bill Me Later's business practices by state or federal regulators. As a result of the U.S. credit crisis, new laws and regulations have been, and are expected to be, adopted and implemented that impose additional obligations and restrictions on the provision of credit. We are likely to receive additional inquiries from regulatory agencies in the future, including under new or existing credit laws or regulations, relating to our business, products and services. We have responded to all inquiries from regulatory agencies by describing our current and planned antifraud efforts, customer support procedures, operating procedures and disclosures of the relevant business. If one or more of these agencies is not satisfied with our response to current or future inquiries, we could be subject to enforcement actions, fines or other penalties, or forced to change our operating practices in ways that could harm our business.

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

Over the last several years, we have enhanced the buyer and seller protections offered by PayPal in certain eBay marketplaces, and in certain countries for transactions outside of eBay marketplaces. These changes to PayPal's buyer and seller protection program could result in future changes and fluctuations in our Payments transaction loss rate. For the year ended December 31, 2012 and the three months ended March 31, 2013, our Payments transaction losses (including both direct losses and buyer protection payouts) totaled $281 million and $80 million, representing 0.19% of our net total payment volume in both periods. Beginning in 2009, we have also changed the dispute resolution process for transactions for buyers in the U.S., U.K. and Germany (on eBay.com, eBay.co.uk and eBay.de, respectively), as described in more detail above under the caption “Changes to our dispute resolution process could increase our costs and loss rate,” which could result in an increase in our combined eBay and PayPal transaction losses.

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

Our eBay and PayPal buyer protection programs represent the means by which we compensate users who believe that they have been defrauded, have not received the item that they purchased, or have received an item different than what was described. However, users who pay through PayPal may have reimbursement rights from their payment card company or bank, which in turn will seek recovery from PayPal. eBay also periodically receives complaints from buyers as to the quality of the goods purchased. We expect to continue to receive communications from users requesting reimbursement or threatening or commencing legal action against us if no reimbursement is made. Our liability for these sort of claims is slowly beginning to be clarified in some jurisdictions and may be higher in some non-U.S. jurisdictions than it is in the U.S. Litigation involving liability for third-party actions could be costly and time consuming for us, divert management attention, result in increased costs of doing business, lead to adverse judgments, or otherwise harm our business. In addition, affected users will likely complain to regulatory agencies that could take action against us, including imposing fines or seeking injunctions.

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

Cross-border trade has become an increasingly important source of both revenue and profits for us. Cross-border transactions using our websites and mobile platforms generally provide higher revenues and gross margins than similar transactions that take place within a single country or market. We generally earn higher transaction fees for cross-border transactions involving PayPal, and our Marketplaces business continues to represent a relatively straightforward way for buyers and sellers to engage in cross-border trade compared with other alternatives. Cross-border trade also represents our primary (or in some cases, only) presence in certain markets in which Internet and mobile device use is accelerating and we have a limited (or no) domestic Marketplaces business (e.g., Brazil/Latin America, China, Russia and various other countries).

The interpretation and application of specific national or regional laws, such as those related to intellectual property rights of authentic products, selective distribution networks, and sellers in other countries listing items on the Internet, and the potential interpretation and application of laws of multiple jurisdictions (e.g., the jurisdiction of the buyer, the seller, and/or the location of the item being sold) are extremely complicated in the context of cross-border trade. Some of these issues are involved in the L'Oréal and Louis Vuitton Malletier cases (see “Item 1: Legal Proceedings” above). To the extent any interpretation or application of such laws imposes restrictions on, or increases the costs of, purchasing, selling or shipping goods across national borders, our business would be harmed. Any additional factors that increase the costs of purchasing, selling or shipping goods across national borders or restrict, delay or make cross-border trade more difficult or impractical, including fluctuations in currency exchange rates, currency restrictions, increases in postal or delivery service rates or service terminations, disruptions or interruptions, import or export control laws, the application of (or increases in) tariffs, duties or other taxes on imports or exports, customs enforcement (including delays at the border attributable to customs inspections), enforcement of international intellectual property rights by rights holders or court rulings, or that otherwise result in a net reduction in cross-border trade on our sites would lower our revenues and adversely affect our business. As part of our ongoing efforts to drive more transactions and improve seller efficiency and buyer experience, we are evaluating opportunities to become more actively involved in different aspects of cross-border transactions, which could potentially expose us to additional liability based upon the nature of our involvement in aspects of such transactions and/or the actions of our users in one or more countries.

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

A significant number of our users authorize us to bill their payment card accounts directly for all transaction and other fees charged by us. For example, PayPal's users routinely provide payment card and other financial information, and GSI customers routinely provide payment card information and other personally identifiable information which we maintain to facilitate the ease of future transactions. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication to effectively secure transmission of confidential information, including customer payment card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in the technology used by us to protect transaction data being breached or compromised. Financial services regulators in various jurisdictions, including the U.S. and the EU, have implemented or are considering proposals to impose new authentication requirements on banks and payment processors intended to reduce online fraud (e.g., two-factor authentication to verify a user's identity), which could impose significant costs on PayPal, require PayPal to change its business practices, make it more difficult for new customers to join its network and reduce the ease of use of its products, which could harm PayPal's business.

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

In addition, we have and post on our websites our own privacy policies and practices concerning the collection, use and disclosure of user data. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any regulatory requirements or orders or other federal, state or international privacy or consumer protection-related laws and regulations (or, in the case of our GSI businesses, any such failure or perceived failure on the part of GSI or GSI's clients) could result in proceedings or actions against us by governmental entities or others (e.g., class action privacy litigation), subject us to significant penalties and negative publicity, require us to change our business practices, increase our costs and adversely affect our business. The FTC and state regulatory agencies have become more aggressive in enforcing privacy and data protection laws and regulations. For example, in 2012, the FTC entered into a number of consent decrees with a number of major online companies, including Facebook and Google, to settle allegations of unfair or deceptive privacy practices. The FTC's consent decrees with Facebook and Google require each of those companies to implement a comprehensive privacy program and undergo regular, independent privacy audits for 20 years, among other requirements. In December 2012, California's attorney general filed a lawsuit against Delta Air Lines for failing to include a privacy policy in its mobile apps.

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

The legislative and regulatory environment around mobile data collection continues to evolve. Legislators and regulators in various jurisdictions are increasingly focusing on the capture and use of location-based information relating to users of smartphones and other mobile devices. Any legislation or regulations restricting or limiting the collection or use of mobile data (including the type of information that may be collected from mobile devices and/or how such information may be collected and used) could, if enacted, prohibit the use of certain technologies, including those that track individuals' activities on the Internet or geolocation via mobile devices, and/or restrict or limit our ability to collect and use page viewing data and personal information, which may reduce demand for our services or require changes to our current business models, such as advertising, which could harm our business. Any failure, or perceived failure, by us to comply with new mobile regulatory requirements or orders or other federal, state or international privacy or consumer protection-related laws and regulations pertaining to mobile data collection or mobile devices could result in proceedings or actions against us by governmental entities or others (e.g., class action privacy litigation), subject us to significant penalties and negative publicity, require us to change our business practices, increase our costs and adversely affect our business.

Even technical violations of certain privacy-related laws can result in significant penalties, including statutory damages. The Federal Communications Commission amended its regulations effective July 2012 under the Telephone Consumer Protection Act (TCPA), and has promulgated additional amendments effective October 2013, which could increase our exposure to liability for certain types of telephonic communication with customers, including but not limited to text messages to mobile phones. Under the TCPA, plaintiffs may seek actual monetary loss or statutory damages of $500 per violation, whichever is greater, and courts may treble the damage award for willful or knowing violations. Two putative class-action lawsuits have been filed containing allegations that our businesses violated the TCPA. Roberts v. PayPal (filed in the U.S. District Court for the Northern District of California in February 2012) contains allegations that commercial advertisements for PayPal products and services were sent via text message to mobile phones without prior consent. Murray v. Bill Me Later (filed in the U.S. District Court for the Northern District of Illinois in June 2012) contains allegations that Bill Me Later made calls featuring artificial or prerecorded voices without prior consent. These lawsuits, and other private lawsuits not currently alleged as class actions, seek damages (including statutory damages) and injunctive relief, among other remedies. Given the enormous number of communications we send to our users, a determination that there have been violations of laws relating to PayPal's or Bill Me Later's practices (or those of any of our other companies) under the TCPA or other communications-based statutes could expose us to significant damage awards that could, individually or in the aggregate, materially harm our business.

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

Numerous states and foreign jurisdictions, including the State of California, where our headquarters are located, have regulations regarding “auctions” and the handling of property by “secondhand dealers” or “pawnbrokers.” Several states and some foreign jurisdictions have attempted to impose such regulations upon us or our users, and others may attempt to do so in the future. Attempted enforcement of these laws against some of our users appears to be increasing. In France, we were sued by Conseil des Ventes, the French auction regulatory authority, which has alleged that sales on our French website constitute illegal auctions that cannot be performed without its consent. We won this lawsuit. A lawsuit alleging similar claims has been brought against us by two associations of French antique dealers, and is now pending on appeal after we won in the first instance. We intend to vigorously defend against these lawsuits. However, these and other regulatory and licensure claims and enforcement actions could result in costly litigation and, if unsuccessful, we could be required to change the way we or our users do business in ways that increase costs or reduce revenues (for example, by forcing us to prohibit listings of certain items or restrict certain listing formats in some locations). We could also be subject to fines or other penalties, and any of these outcomes could harm our business.

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

Some jurisdictions have implemented or may implement laws specifically addressing the Internet or some aspect of ecommerce. For example, the State of New York has passed legislation that requires any out-of-state seller of tangible personal property to collect and remit New York use tax if the seller engages affiliates above certain financial thresholds in New York to perform certain business promotion activities. In March, 2013, the New York Court of Appeals (New York State's highest court) upheld this legislation in Amazon.com, LLC and Overstock.com, Inc. v. New York State Department of Taxation and Finance. It is not known at this point whether Amazon.com, LLC or Overstock.com, Inc. will appeal this decision. Several ecommerce companies are challenging this new law. In June 2011, California enacted legislation that required certain out-of-state retailers to collect and remit California use tax on taxable sales to California purchasers when the retailer has a relationship with a person in California that refers customers to the retailer. In September 2011, the California Governor signed into law AB 155, which superseded the prior law and became effective in September 2012. The new law is similar to the law passed in New York, but provides exclusions for certain forms of Internet marketing and is limited to retailers who exceed prescribed sales volume thresholds. However, if our sellers who are not already required to collect California sales or use tax believe that their use of our websites requires them to collect California use tax, they may elect to limit their use of our websites rather than collect the tax, which would harm our business. Several other states have also enacted similar laws related to affiliates, and a number of other states are considering similar legislation. In addition, the Pennsylvania Department of Revenue has ruled that an out-of-state retailer using Pennsylvania-based affiliates could have nexus in Pennsylvania under existing statutes. Most of these new laws and positions are being challenged and in May 2012, a Cook County Circuit Court judge ruled that the Illinois Internet Affiliate Nexus Law was unconstitutional. The State of Illinois has filed a direct appeal to the Illinois Supreme Court. The adoption of such legislation by states where eBay has significant operations that perform certain business promotion activities could result in a use tax collection responsibility for certain of our sellers. This collection responsibility and the additional costs associated with complex use tax collection, remittance and audit requirements would make selling on our websites and mobile platforms less attractive for small business retailers, and would harm our business.

The State of Colorado has enacted legislation that takes a different approach by imposing a set of use tax notice and reporting requirements (but not the actual tax collection responsibility) on certain retailers with no physical presence in Colorado. The law is designed to aid Colorado in collecting use tax from Colorado residents who purchase taxable items from out-of-state retailers. The regulation promulgated by the Colorado Department of Revenue excludes from these reporting obligations businesses that sell $100,000 or less into the state in a calendar year, thus limiting the impact on our sellers. The law has been challenged in Federal Court by a number of out-of-state retailers and a Federal District Court has issued an injunction blocking enforcement of the regulations pending a resolution of the case. In March 2012, a federal judge struck down the Colorado law as unconstitutional, finding that it discriminated against interstate commerce, and the State of Colorado has not appealed this decision. Oklahoma has enacted a similar law but has not taken any published enforcement action to date. While the application of these new state laws to our Marketplaces business has limited direct impact, the proliferation of such state legislation to expand sales and use tax collection on Internet sales, could adversely affect some of our sellers and indirectly harm our business.

In conjunction with the Streamlined Sales Tax Project - an ongoing, multi-year effort by U.S. state and local governments to require collection and remittance of remote sales tax by out-of-state sellers - U.S. Senate and U.S. House versions of the Marketplace Fairness Act (S. 336 and H.R. 684) were introduced in the 113th Congress in 2013. A substantial majority of the U.S. Senate voted favorably on a non-binding budget resolution amendment with respect to such distant state sales tax legislation. These measures would allow states that meet certain simplification and other standards to require out-of-state sellers to collect and remit sales taxes on goods purchased by in-state residents. Sellers meeting an as yet undefined small seller exception would be excluded from the requirements of the Act. The adoption of remote sales tax collection legislation that lacks a robust small business exemption would result in the imposition of sales taxes and additional costs associated with complex sales tax collection, remittance and audit compliance requirements on many of our sellers. This would make selling online less attractive for small retailers, and would likely harm our business.

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

We do not collect taxes on the goods or services sold by users of our services. One or more states or the federal government or foreign countries may seek to impose a tax collection, reporting or record-keeping obligation on companies that engage in or facilitate ecommerce. Such an obligation could be imposed by legislation intended to improve tax compliance (and legislation to such effect has been contemplated by several states and a number of foreign jurisdictions) or if an eBay company was ever deemed to be the legal agent of the users of our services by a jurisdiction in which eBay operates. In July 2008, the Housing and Economic Recovery Act of 2008 (H.R. 3221) was signed into law. This law contains provisions that require companies that provide payments over electronic means to users to report to the Internal Revenue Service (IRS) information on payments received by certain customers. The legislation, effective for payments received after December 31, 2010, requires PayPal and other electronic payments processors, as well as StubHub and similar companies, to report to the IRS on customers subject to U.S. income tax who receive more than $20,000 in payments and more than 200 payments in a calendar year. This requires us to request tax ID numbers from certain payees, track payments by tax ID number and, under certain conditions, withhold a portion of payments and forward such withholding to the IRS. We have had to modify our software to meet these requirements and expect increased operational costs and changes to our user experience in connection with complying with these reporting obligations. The IRS regulations also require us to collect a certification of non-U.S. taxpayer status from certain international merchants. The Foreign Account Tax Compliance Act, which took effect at the start of 2013, is likely to require an increase in the number of non-U.S. customers from whom we must obtain a similar certification, and to increase the compliance burdens on us. These requirements may decrease seller activity on our sites and harm our business. Any failure by us to meet these new requirements could result in substantial monetary penalties and other sanctions and could harm our business.

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

We continue to work with the relevant tax authorities and legislators to clarify eBay's obligations under new and emerging laws and regulations. Passage of new legislation and the imposition of additional tax or tax-related reporting requirements could harm our users and our business. There has been an increased interest by certain governing and regulatory bodies as well as the international press, especially in Europe, in the tax affairs of multinational and ecommerce companies. While this increased scrutiny has not resulted in any changes in the way taxes are imposed, it could lead to changes in laws or critical investigations of our operations and structure in the future. This could lead to additional tax costs and harm our business.

Bill Me Later's operations expose us to additional risks.

Risks associated with our reliance on an unaffiliated lender in providing the Bill Me Later service are discussed in more detail under the caption “Bill Me Later's operations depend on lending services provided by an unaffiliated lender” above.

The Bill Me Later service relies on third-party merchant processors and payment gateways to process transactions. For the year ended December 31, 2012 and the three months ended March 31, 2013, approximately 62% and 61%, respectively, of all transaction volume by dollar amount through the Bill Me Later service was settled through the facilities of a single vendor. Any disruption to these third party payment processing and gateway services would adversely affect the Bill Me Later service.

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

Over the past several years, the volume of credit extended by WebBank (the financial institution issuing the Bill Me Later credit products) has increased as we have continued to enable qualified buyers with a PayPal account to use Bill Me Later as a payment funding option for transactions on eBay.com and on certain merchant websites that accept PayPal. We purchase the receivables relating to these consumer loans extended by the issuing bank, and therefore bear the risk of loss in the event of loan defaults. Like other businesses with significant exposure to losses from consumer credit, the Bill Me Later service faces the risk that account holders will default on their payment obligations with respect to the consumer loans, making the receivables uncollectible and creating the risk of potential charge-offs. The rate at which receivables were charged off as uncollectible, or the net charge-off rate, was approximately 4.81% and 5.31%, respectively, for the year ended December 31, 2012 and the three months ended March 31, 2013. The nonpayment rate among Bill Me Later users may increase due to, among other things, worsening economic conditions, such as a recession or greater austerity in the U.S., and high unemployment rates. Consumers who miss payments on their obligations often fail to repay them, and consumers who file for protection under the bankruptcy laws generally do not repay their credit.

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

Our international expansion has been rapid and our international business, especially in Germany, the U.K. and Korea, has also become critical to our revenues and profits. Net revenues outside the U.S. accounted for approximately 52% of our net revenues in both the year ended December 31, 2012 and the three months ended March 31, 2013.

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

Regulatory agencies or courts may claim or hold that we are responsible for ensuring that our users comply with these laws and regulations or that we or our users are either subject to licensure or prohibited from reselling event tickets in their jurisdictions. In October 2007, two plaintiffs filed a purported class action lawsuit in North Carolina Superior Court alleging that StubHub sold (and facilitated and participated in the sale) of concert tickets to plaintiffs with the knowledge that the tickets were resold in violation of North Carolina's maximum ticket resale price law (which has been subsequently amended). In February 2011, the trial court granted plaintiffs' motion for summary judgment, concluding that immunity under the Communications Decency Act did not apply. The trial court further held that StubHub violated the North Carolina unfair and deceptive trade practices statute as it pertained to the two named plaintiffs, and certified its decision for immediate appeal to the North Carolina Court of Appeals. In February 2012, the North Carolina Court of Appeals overturned the lower court's decision, and the Court of Appeals' decision is now final. Similar actions are pending in other states. Laws and regulations governing the resale of event tickets outside the U.S. (for example, in Europe) may be more restrictive, and carry harsher penalties and fines, than corresponding U.S. laws and regulations. In 2012, France passed a law prohibiting the habitual resale of event tickets without permission from the event organizer. In addition, the unauthorized resale of football (soccer) tickets is illegal in the U.K., where a StubHub site was launched in 2011.

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

A number of parties provide services to us or to our users that benefit us. Such services include seller tools that automate and manage listings, merchant tools that manage listings and interface with inventory management software, storefronts that help our users list items, caching services that make our sites load faster and shipping providers that deliver goods sold on our platform, among others. In some cases we have contractual agreements with these companies that give us a direct financial interest in their success, while in other cases we have none. PayPal is dependent on the processing companies and banks that link PayPal to the payment card and bank clearing networks to process transactions. As described under the risk factor caption entitled “Changes to payment card networks or bank fees, rules, or practices could harm PayPal's business,” PayPal is subject to, among other things, increases in interchange fees and assessments that payment card networks such as Visa and MasterCard charge for each transaction using one of their cards (which PayPal's payment card processors have the right to pass on to PayPal), as well as changes in payment card network operating rules, including special operating rules for Internet payment services (with which PayPal is required by its payment card processors to comply). Similarly, Bill Me Later relies on an unaffiliated lender in providing the Bill Me Later service and also relies heavily on third parties to operate its services, including merchant processors and payment gateways to process transactions. In addition, GSI utilizes unaffiliated payment processing companies to process transactions on the websites operated by GSI's clients, third parties to provide underlying components of its ecommerce platform, and third parties in its operations business to perform services during peak order volume periods. Financial or regulatory issues, labor issues (e.g., strikes, lockouts or work stoppages) or other problems that prevent these companies from providing services to us or our users could reduce the number of listings on our sites, make it more difficult for users to complete transactions on our websites and mobile platforms, or adversely affect GSI's ability to timely fulfill and ship products sold on the websites operated by GSI's clients, which would harm our business.

Price increases by, or service terminations, disruptions or interruptions at, companies that provide services to our users and clients (such as postal and delivery services, as well as our recently launched global shipping platform intended to facilitate cross-border transactions between buyers and sellers) could also reduce the number of listings on our websites or make it more difficult for our sellers to complete transactions or for us to timely fulfill and ship products sold on the websites operated by GSI's clients, thereby harming our business. Some third parties who provide services to us may have or gain market power and be able to increase their prices to us without competitive constraint. In addition, the U.S. Postal Service, which is facing ongoing fiscal challenges, has instituted postal rate increases and announced that it is considering closing thousands of local post offices and ending Saturday mail delivery. While we continue to work with global carriers to offer our sellers a variety of shipping options and to enhance our shipping experience, postal rate increases may reduce the competitiveness of certain sellers' offerings, and postal service changes could require certain sellers to utilize alternatives which could be more expensive or inconvenient, which could in turn decrease the velocity of trade on our site, thereby harming our business. For example, we believe that recent increases in international postal rates by the U.S. Postal Service may have reduced cross-border trade by U.S. sellers. Any security breach at a company providing services to our users could also adversely affect our customers and harm our business. We have outsourced certain functions to third-party providers, including some customer support and product development functions, which are critical to our operations. If our service providers do not perform satisfactorily, our operations could be disrupted, which could result in user dissatisfaction and adversely affect our velocity of trade, business, reputation and operating results.

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

Marketplaces

Our Marketplaces businesses currently and potentially compete with a wide variety of online and offline companies providing goods and services to consumers and merchants. The Internet and mobile networks provide new, rapidly evolving and intensely competitive channels for the sale of all types of goods and services. Our Marketplaces businesses compete in two-sided markets, and must attract both buyers and sellers to use our platforms. Consumers who purchase or sell goods and services through our Marketplaces businesses have more and more alternatives, and merchants have more channels to reach consumers. We expect competition to continue to intensify. Online and offline businesses increasingly are competing with each other. The barriers to entry into these channels can be low, and businesses easily can launch online sites or mobile platforms and applications at nominal cost by using commercially available software or partnering with any of a number of successful ecommerce companies.

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

Consumers and merchants who might use our sites to sell goods also have many alternatives, including general online ecommerce sites such as Amazon, and more specialized sites, such as Etsy. Our international sites also compete for sellers with general online ecommerce sites such as: Amazon, Rakuten.de, Quelle and Otto in Germany; Leboncoin.fr and PriceMinister (owned by Rakuten) in France; Taobao in China; Tradus (owned by Naspers) in Poland; Yahoo-Kimo in Taiwan; Lotte, Naver and 11th Street in South Korea; Trading Post, OZtion and Aussie Bidder in Australia; and Amazon and Play.com (owned by Rakuten) in the United Kingdom and other countries. Our sellers may choose to sell their goods through other channels, such as classifieds sites. Consumers and merchants also can create and sell through their own sites, and may choose to purchase online advertising instead of using our services. In some countries, there are online sites that have larger customer bases and greater brand recognition than we do, as well as competitors that may have a better understanding of local culture and commerce than we do. As our businesses in developing countries grow, we increasingly may compete with domestic competitors that have advantages we do not possess, such as a greater ability to operate under local regulatory authorities.

The principal competitive factors for Marketplaces include the following:

•	ability to attract, retain and engage buyers and sellers;

•	volume of transactions and price and selection of goods;

•	trust in the seller and the transaction;

•	customer service; and

•	brand recognition.

With respect to our online and mobile competition, additional competitive factors include:

•	community cohesion, interaction and size;

•	website or mobile platform and application ease-of-use and accessibility;

•	system reliability;

•	reliability of delivery and payment;

•	level of service fees; and

•	quality of search tools.

We may be unable to compete successfully against current and future competitors. Some current and potential competitors have longer operating histories, larger customer bases and greater brand recognition in other business and Internet sectors than we do. Other online ecommerce sites may be acquired by, receive investments from, or enter into other commercial relationships with well-established and well-financed companies. As a result, some of our competitors with other revenue sources may be able to devote more resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote more resources to website, mobile platforms and applications and systems development than we can. Some of our competitors may offer or continue to offer free shipping, favorable return policies or other transaction-related services which improve the user experience on their sites and which could be impractical or inefficient for eBay sellers to match. Our competitors may be able to innovate faster than we can, and new technologies may further increase the competitive pressures by enabling our competitors to offer more efficient or lower-cost services. Our competitors may be able to use the advantages of brick-and-mortar stores or other sorts of physical presence.

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

Although we receive Internet traffic from several large online services and search engine providers, these arrangements may not continue on favorable terms or these companies may decide to promote competitive services. In any event, such arrangements may not result in increased usage of our sites. In addition, companies that control user access to transactions through network access, Internet browsers, mobile networks, mobile operating systems or search engines could promote our competitors, channel current or potential users to their vertically integrated electronic commerce sites or their advertisers' sites, attempt to restrict access to our sites, or charge us substantial fees for inclusion. For example, Google increasingly may steer its users to its own sites, adversely affecting traffic to our sites. Search engines increasingly are becoming a starting point for online shopping, and as the costs of operating an online store continue to decline, online sellers may increasingly sell goods through multiple channels, which could reduce the number and value of transactions these sellers conduct through our sites.

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

•
providers of “digital wallets” which offer customers the ability to pay online or on mobile devices through a variety of payment methods, including Visa's V.me, MasterCard's MasterPass, American Express's Serve, Google Wallet and the recently announced Merchant Customer Exchange (MCX) initiative supported by Walmart, Target and other major U.S. retailers;

•
payment-card processors that offer their services to merchants, including Square, Chase Paymentech, First Data, Bank of America Merchant Services, WorldPay, Barclays Merchant Services, Global Payments, Inc., and Stripe, and payment gateways, including CyberSource and Authorize.net (both owned by Visa), Braintree and First Data;

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

•	issuers of stored value targeted at online payments, including NetSpend, Green Dot, PayNearMe and UKash;

•	international online payment-services providers such as AliPay, the PayU group of companies (owned by Naspers), PagSeguro, Bcash (owned by Naspers) and Klarna;

•	other providers of online account-based payments, such as Skrill, ClickandBuy (owned by Deutsche Telekom), Barclays Pingit in the U.K., Kwixo in France, and Paymate and Visa PayClick in Australia;

•	payment services targeting users of social networks and online gaming, often through billing to the consumer's mobile phone account, including PlaySpan (owned by Visa), Boku and Bango;

•
payment services enabling banks to offer their online banking customers the ability to send and receive payments through their bank account, including ZashPay from Fiserv and Popmoney from CashEdge (recently acquired by Fiserv), both of which have announced collaboration agreements with Visa;

•	online shopping services that provide special offers linked to a specific payment provider, such as Visa's RightCliq, MasterCard MarketPlace, TrialPay and Tapjoy; and

•	cash.

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

The principal competitive factors for PayPal include the following:

•	ability to attract, retain and engage both buyers and sellers with relatively low marketing expense;

•	ability to show that sellers will achieve incremental sales by offering PayPal;

•	security of transactions and the ability for buyers to use PayPal without sharing their financial information with the seller;

•	low fees and simplicity of fee structure;

•	ability to develop services across multiple commerce channels, including mobile payments and payments at the physical point of sale;

•	trust in PayPal's dispute resolution and buyer and seller protection programs;

•	customer service; and

•	brand recognition.

With respect to our online and mobile competition, additional competitive factors include:

•	website and mobile platform and application onboarding, ease-of-use and accessibility;

•	system reliability;

•	data security; and

•	quality of developer tools such as our Application Programming Interfaces and Software Development Kits.

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

Our business may be adversely affected by factors that cause our users to spend less time on our websites or mobile platforms and applications, including seasonal factors, national events and increased usage of other websites.

Anything that diverts our users from their customary level of usage of our websites or mobile platforms and applications could adversely affect our business. We would therefore be adversely affected by geopolitical events such as war, the threat of war, or terrorist activity, and natural disasters, such as hurricanes or earthquakes. Similarly, our results of operations historically have experienced seasonal fluctuations because many of our users reduce their activities on our websites with the onset of good weather during the summer months, and on and around national holidays. In addition, our GSI business is highly seasonal, with the fourth quarter holiday season accounting for a disproportionate amount of GSI's net revenues due to consumers increasing their purchases and businesses increasing their advertising to consumers during that period, and any factors that limit or dampen consumer spending during the fourth quarter holiday season could harm our GSI business. In addition, increased usage of social networking or other entertainment websites or mobile applications may decrease the amount of time users spend on our websites or mobile applications, which could adversely affect our financial results.

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

At March 31, 2013, we had approximately $4.5 billion of senior unsecured indebtedness and no indebtedness outstanding under our $2.0 billion commercial paper program, although from time to time we have made substantial borrowings under our commercial paper program. We also have a $3.0 billion revolving credit facility, under which we maintain $2.0 billion of available borrowing capacity in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they come due. As of March 31, 2013, no borrowings or letters of credit were outstanding under this revolving credit facility and, accordingly, $1.0 billion of borrowing capacity was available for other purposes permitted by this credit facility.

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

Our customers rely on access to the Internet or mobile networks to use our products and services. In many cases, that access is provided by companies that compete with at least some of our offerings, including incumbent telephone companies, cable companies, mobile communications companies and large Internet service providers. Some of these providers have stated that they may take measures that could degrade, disrupt, or increase the cost of customers' use of our offerings by restricting or prohibiting the use of their infrastructure to support or facilitate our offerings, or by charging increased fees to us or our users to provide our offerings. Mobile network operators or operating system providers could block or place onerous restrictions on our ability to offer our mobile applications in their mobile application stores. Internet service providers or mobile network operators could attempt to charge us each time our customers use our offerings. Worldwide, a number of companies have announced plans to take such actions or are selling products designed to facilitate such actions. The United States Federal

Communications Commission enacted rules in December 2010 (Preserving the Open Internet Broadband Industry Practices (FCC-10-201)) establishing baseline restrictions that would regulate the ability of Internet access companies to interfere with Internet traffic transported over wired and wireless networks. A decision from the D.C. Circuit Court of Appeals is expected in 2013. Pending greater regulatory and judicial clarity, any interference with our offerings or higher charges for access to our offerings, whether paid by us or by our customers, could cause us to lose existing customers, impair our ability to attract new customers and harm our revenue and growth.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchase activity during the three months ended March 31, 2013 was as follows:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet be Purchased Under the Programs (1)
January 31, 2013	600,000	$55.95	600,000	$1,949,371,191
February 28, 2013	6,400,000	$56.16	6,400,000	$1,589,971,951
March 31, 2013	1,500,000	$55.03	1,500,000	$1,507,429,801
	8,500,000		8,500,000

(1)
In June 2012, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $2 billion of our common stock, with no expiration from the date of authorization. The stock repurchase program is intended to offset the impact of dilution from our equity compensation programs. During the three months ended March 31, 2013, we repurchased approximately $476 million of our common stock under our stock repurchase program at an average price of $55.94 per share. As of March 31, 2013, approximately $1.5 billion remained available for further purchases of our common stock under our stock repurchase program.

Item 3:	Defaults Upon Senior Securities

Not applicable.

Item 4:	Mine Safety Disclosures

Not applicable.

Item 5:	Other Information

Submission of Matters to a Vote of Security Holders

The 2013 Annual Meeting of Stockholders (the "Annual Meeting") of eBay Inc. was held on April 18, 2013. The following is a brief description of each matter voted on at the 2013 Annual Meeting, as well as the number of votes cast for and against each matter and the number of abstentions and broker non-votes with respect to each matter.

1. Each of the three directors proposed by eBay for re-election was elected to serve until eBay's 2015 Annual Meeting of Stockholders or until his respective successor has been elected and qualified. The voting results were as follows:

Director Name	Votes For	Votes Against	Abstentions	Broker Non-Votes
David M. Moffett	1,018,799,204	2,105,984	2,617,024	87,985,844
Richard T. Schlosberg, III	1,016,524,304	4,376,209	2,621,699	87,985,844
Thomas J. Tierney	992,314,950	28,584,985	2,622,277	87,985,844

2. Stockholders approved, on an advisory basis, the compensation of eBay's named executive officers. The voting results were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
611,466,866	406,752,997	5,302,349	87,985,844

3. The stockholder proposal regarding corporate lobbying disclosure was not properly presented at the Annual Meeting. Nevertheless, eBay allowed the stockholders to vote on the proposal. The voting results were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
244,068,295	586,605,751	192,848,166	87,985,844

4.The stockholder proposal regarding privacy and data security was not properly presented at the Annual Meeting. Nevertheless, eBay allowed the stockholders to vote on the proposal. The voting results were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
52,063,727	801,139,779	170,318,706	87,985,844

5. Stockholders ratified the appointment of PricewaterhouseCoopers LLP as eBay's independent auditors for eBay's fiscal year ending December 31, 2013. The voting results were as follows:

Votes For	Votes Against	Abstentions
1,093,109,367	15,549,276	2,849,413

Item 6:	Exhibits

Exhibit 10.01+	Form of New Director Award Agreement under Registrant's 2008 Equity Incentive Award Plan.
Exhibit 10.02+	Form of Director Annual Award Agreement under Registrant's 2008 Equity Incentive Award Plan.
Exhibit 10.03+	Form of Electing Director Quarterly Award Agreement under Registrant's 2008 Equity Incentive Award Plan.
Exhibit 10.04
First Amendment, dated as of March 4, 2013, to the Credit Agreement, dated as of November 22, 2011, by and among Registrant, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto.

Exhibit 10.05+*	Form of Performance Share Unit Award Agreement under Registrant's 2008 Equity Incentive Award Plan.
Exhibit 12.01	Statement regarding computation of ratio of earnings to fixed charges.
Exhibit 31.01	Certification of Registrant's Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.02	Certification of Registrant's Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.01	Certification of Registrant's Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.02	Certification of Registrant's Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+ Indicates a management contract or compensatory plan or arrangement.
* This exhibit was originally filed as Exhibit 10.10 to the Registrant's Form 10-Q filed on July 19, 2012. It has been re-filed to correct a typographical error.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eBay Inc.
Principal Executive Officer:

		By:	/s/ John J. Donahoe
John J. Donahoe
President and Chief Executive Officer
Date:	April 19, 2013
Principal Financial Officer:

		By:	/s/ Robert H. Swan
Robert H. Swan
Senior Vice President, Finance and Chief Financial Officer
Date:	April 19, 2013
Principal Accounting Officer:

		By:	/s/ Brian J. Doerger
Brian J. Doerger
Vice President, Chief Accounting Officer
Date:	April 19, 2013

INDEX TO EXHIBITS

Exhibit 10.01+	Form of New Director Award Agreement under Registrant's 2008 Equity Incentive Award Plan.
Exhibit 10.02+	Form of Director Annual Award Agreement under Registrant's 2008 Equity Incentive Award Plan.
Exhibit 10.03+	Form of Electing Director Quarterly Award Agreement under Registrant's 2008 Equity Incentive Award Plan.
Exhibit 10.04
First Amendment, dated as of March 4, 2013, to the Credit Agreement, dated as of November 22, 2011, by and among Registrant, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto.

Exhibit 10.05+*	Form of Performance Share Unit Award Agreement under Registrant's 2008 Equity Incentive Award Plan.
Exhibit 12.01	Statement regarding computation of ratio of earnings to fixed charges.
Exhibit 31.01	Certification of Registrant's Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.02	Certification of Registrant's Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.01	Certification of Registrant's Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.02	Certification of Registrant's Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+ Indicates a management contract or compensatory plan or arrangement.
* This exhibit was originally filed as Exhibit 10.10 to the Registrant's Form 10-Q filed on July 19, 2012. It has been re-filed to correct a typographical error.