Form 10-Q
period 2013-06-30
EBAY INC
filed 2013-07-19
CIK 1065088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 15, 2013, there were 1,294,532,392 shares of the registrant's common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements
eBay Inc.
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2013	December 31, 2012
	(In millions, except par value amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,855	$6,817
Short-term investments	3,581	2,591
Accounts receivable, net	743	822
Loans and interest receivable, net	2,273	2,160
Funds receivable and customer accounts	9,012	8,094
Other current assets	982	914
Total current assets	23,446	21,398
Long-term investments	2,506	3,044
Property and equipment, net	2,697	2,491
Goodwill	8,394	8,537
Intangible assets, net	926	1,128
Other assets	581	476
Total assets	$38,550	$37,074
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$410	$413
Accounts payable	313	301
Funds payable and amounts due to customers	9,012	8,094
Accrued expenses and other current liabilities	1,711	1,916
Deferred revenue	154	137
Income taxes payable	70	63
Total current liabilities	11,670	10,924
Deferred and other tax liabilities, net	889	972
Long-term debt	4,123	4,106
Other liabilities	217	207
Total liabilities	16,899	16,209
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.001 par value; 3,580 shares authorized; 1,294 and 1,294 shares outstanding	2	2
Additional paid-in capital	12,503	12,062
Treasury stock at cost, 288 and 271 shares	(8,995)	(8,053)
Retained earnings	17,315	15,998
Accumulated other comprehensive income	826	856
Total stockholders' equity	21,651	20,865
Total liabilities and stockholders' equity	$38,550	$37,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions, except per share amounts)
	(Unaudited)
Net revenues	$3,877	$3,398	$7,625	$6,675
Cost of net revenues	1,211	987	2,363	1,970
Gross profit	2,666	2,411	5,262	4,705
Operating expenses:
Sales and marketing	771	717	1,468	1,394
Product development	451	394	885	768
General and administrative	419	390	827	762
Provision for transaction and loan losses	193	131	368	265
Amortization of acquired intangible assets	82	84	164	168
Total operating expenses	1,916	1,716	3,712	3,357
Income from operations	750	695	1,550	1,348
Interest and other, net	6	38	15	69
Gain on divested business	—	118	—	118
Income before income taxes	756	851	1,565	1,535
Provision for income taxes	(116)	(159)	(248)	(273)
Net income	$640	$692	$1,317	$1,262
Net income per share:
Basic	$0.49	$0.54	$1.02	$0.98
Diluted	$0.49	$0.53	$1.00	$0.96
Weighted average shares:
Basic	1,297	1,291	1,296	1,290
Diluted	1,313	1,309	1,316	1,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
	(Unaudited)
Net income	$640	$692	$1,317	$1,262
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation	36	(328)	(265)	(111)
Unrealized gains (losses) on investments, net	76	(180)	216	37
Tax (expense) benefit on unrealized gains (losses) on investments, net	(35)	67	(89)	6
Unrealized gains (losses) on hedging activities, net	25	42	111	(17)
Tax (expense) benefit on unrealized gains (losses) on hedging activities, net	—	(1)	(3)	—
Other comprehensive income (loss), net tax	102	(400)	(30)	(85)
Comprehensive income	$742	$292	$1,287	$1,177

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2013	2012
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income	$1,317	$1,262
Adjustments:
Provision for transaction and loan losses	368	265
Depreciation and amortization	676	571
Stock-based compensation	272	238
Gain on divested business	—	(118)
Changes in assets and liabilities, net of acquisition effects	(685)	(919)
Net cash provided by operating activities	1,948	1,299
Cash flows from investing activities:
Purchases of property and equipment	(652)	(599)
Changes in principal loans receivable, net	(183)	(155)
Purchases of investments	(2,024)	(1,344)
Maturities and sales of investments	1,798	629
Acquisitions, net of cash acquired	(15)	(133)
Proceeds from divested business, net of cash disposed	—	144
Other	(14)	(16)
Net cash used in investing activities	(1,090)	(1,474)
Cash flows from financing activities:
Proceeds from issuance of common stock	244	225
Repurchases of common stock	(942)	(595)
Excess tax benefits from stock-based compensation	161	68
Tax withholdings related to net share settlements of restricted stock awards and units	(226)	(132)
Funds receivable and customer accounts, net	(918)	(328)
Funds payable and amounts due to customers, net	918	328
Net cash provided by (used in) financing activities	(763)	(434)
Effect of exchange rate changes on cash and cash equivalents	(57)	(44)
Net increase (decrease) in cash and cash equivalents	38	(653)
Cash and cash equivalents at beginning of period	6,817	4,691
Cash and cash equivalents at end of period	$6,855	$4,038
Supplemental cash flow disclosures:
Cash paid for interest	$49	$15
Cash paid for income taxes	$250	$639

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — The Company and Summary of Significant Accounting Policies

The Company

We are a global technology company that enables commerce through three reportable business segments: Marketplaces, Payments and Enterprise. Our Marketplaces segment includes our eBay.com platform and its localized counterparts and our other online trading platforms, such as our online classifieds sites and StubHub. Our Payments segment is comprised of PayPal, Bill Me Later and Zong. Our Enterprise segment, which we previously referred to as our GSI segment, consists of GSI Commerce, Inc., which we acquired in the second quarter of 2011.

We are required to comply with various regulations worldwide in order to operate our businesses, particularly our Payments business. We also partner with banks and other financial institutions in order to offer our Payments services globally. Changes in regulations or how regulations are interpreted or enforced by governmental authorities and courts, non-compliance with laws or regulations or loss of key bank or financial institution partners could have a significant adverse impact on our ability to operate our Payments business; therefore, we monitor these areas closely to mitigate potential adverse impacts.

When we refer to “we,” “our,” “us” or “eBay” in this document, we mean the current Delaware corporation (eBay Inc.) and its California predecessor, as well as all of our consolidated subsidiaries, unless otherwise expressly stated or the context otherwise requires.

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

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2012. We have evaluated all subsequent events through the date these condensed consolidated financial statements were issued.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Recent Accounting Pronouncements

In 2013, the Financial Accounting Standards Board ("FASB") issued new accounting guidance clarifying the accounting for the release of cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity.  The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. We do not anticipate that this adoption will have a significant impact on our financial position, results of operations, or cash flows.

In 2013, FASB issued new accounting guidance clarifying the accounting for obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. We do not anticipate that this adoption will have a significant impact on our financial position, results of operations, or cash flows.

Note 2 — Net Income Per Share

Basic net income per share is computed by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding options and restricted stock is reflected in diluted net income per share by application of the treasury stock method. The calculation of diluted net income per share excludes all anti-dilutive shares of common stock. The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions, except per share amounts)
Numerator:
Net income	$640	$692	$1,317	$1,262
Denominator:
Weighted average shares of common stock - basic	1,297	1,291	1,296	1,290
Dilutive effect of equity incentive plans	16	18	20	19
Weighted average shares of common stock - diluted	1,313	1,309	1,316	1,309
Net income per share:
Basic	$0.49	$0.54	$1.02	$0.98
Diluted	$0.49	$0.53	$1.00	$0.96
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	7	8	5	12

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 3 — Goodwill and Intangible Assets

Goodwill

The following table presents goodwill balances and adjustments to those balances for each of our reportable segments during the six months ended June 30, 2013:

	December 31, 2012	Goodwill Acquired	Adjustments	June 30, 2013
	(In millions)
Reportable segments:
Marketplaces	$4,732	$—	$(146)	$4,586
Payments	2,519	4	(1)	2,522
Enterprise	1,239	—	—	1,239
Corporate and other	47	—	—	47
	$8,537	$4	$(147)	$8,394

The adjustments to goodwill and goodwill acquired during the six months ended June 30, 2013 were due primarily to foreign currency translation.

Intangible Assets

The components of identifiable intangible assets are as follows:

	June 30, 2013				December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
	(In millions, except years)
Intangible assets:
Customer lists and user base	$1,631	$(1,088)	$543	5	$1,644	$(991)	$653	5
Trademarks and trade names	717	(600)	117	5	743	(569)	174	5
Developed technologies	525	(356)	169	4	525	(322)	203	4
All other	265	(168)	97	4	252	(154)	98	4
	$3,138	$(2,212)	$926		$3,164	$(2,036)	$1,128

Amortization expense for intangible assets was $108 million and $109 million for the three months ended June 30, 2013 and 2012, respectively. Amortization expense for intangible assets was $216 million and $218 million for the six months ended June 30, 2013 and 2012, respectively.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 4 — Segments

We have three reportable segments: Marketplaces, Payments and Enterprise. We allocate resources to and assess the performance of each reportable segment using information about its revenue and operating income (loss). We do not evaluate operating segments using discrete asset information. We do not allocate gains and losses from equity investments, interest and other income, or taxes to operating segments.

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

The following tables summarize the financial performance of our reportable segments and reconciliation to our consolidated operating results for the periods reflected below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Net Revenue
Marketplaces
Net transaction revenues	$1,637	$1,491	$3,245	$2,916
Marketing services and other revenues	364	323	713	626
	2,001	1,814	3,958	3,542
Payments
Net transaction revenues	1,475	1,234	2,910	2,450
Marketing services and other revenues	149	123	262	216
	1,624	1,357	3,172	2,666
Enterprise
Net transaction revenues	194	164	380	346
Marketing services and other revenues	52	57	102	112
	246	221	482	458
Corporate and other
Marketing services and other revenues	14	10	26	16

Elimination of inter-segment net revenue (1)	(8)	(4)	(13)	(7)
Total consolidated net revenue	$3,877	$3,398	$7,625	$6,675

Operating income (loss)
Marketplaces	$794	$719	$1,617	$1,388
Payments	374	350	748	695
Enterprise	10	10	17	33
Corporate and other	(428)	(384)	(832)	(768)
Total operating income (loss)	$750	$695	$1,550	$1,348

(1) Represents revenue generated between our reportable segments.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 5 — Fair Value Measurement of Assets and Liabilities

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012:

Description	Balance as of June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents	$6,855	$5,911	$944
Short-term investments:
Restricted cash	12	12	—
Corporate debt securities	2,284	—	2,284
Government and agency securities	45	—	45
Time deposits	358	—	358
Equity instruments	882	882	—
Total short-term investments	3,581	894	2,687
Funds receivable and customer accounts	2,429	—	2,429
Derivatives	110	—	110
Long-term investments:
Corporate debt securities	2,148	—	2,148
Government and agency securities	15	—	15
Total long-term investments	2,163	—	2,163
Total financial assets	$15,138	$6,805	$8,333

Liabilities:
Derivatives	$48	$—	$48

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents	$6,817	$5,685	$1,132
Short-term investments:
Restricted cash	15	15	—
Corporate debt securities	1,153	—	1,153
Government and agency securities	20	—	20
Time deposits	765	—	765
Equity instruments	638	638	—
Total short-term investments	2,591	653	1,938
Derivatives	55	—	55
Long-term investments:
Corporate debt securities	2,669	—	2,669
Government and agency securities	42	—	42
Total long-term investments	2,711	—	2,711
Total financial assets	$12,174	$6,338	$5,836

Liabilities:
Derivatives	$86	$—	$86

Our financial assets and liabilities are valued using market prices on both active markets (level 1) and less active markets (level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. The majority of our derivative instruments are valued using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as equity prices, interest rate yield curves, option volatility and currency rates. Our derivative instruments are primarily short-term in nature, generally one month to one year in duration. Certain foreign currency contracts designated as cash flow hedges may have a duration of up to 18 months. We did not have any transfers of financial instruments between valuation levels during the first six months of 2013.

Cash and cash equivalents are short-term, highly liquid investments with original or remaining maturities of three months or less when purchased and are comprised primarily of bank deposits, money market funds and commercial paper. A portion of the assets underlying our customer accounts are short-term government securities.

In addition, we had cost and equity method investments of approximately $325 million and $327 million included in long-term investments on our condensed consolidated balance sheet at June 30, 2013 and our consolidated balance sheet at December 31, 2012, respectively. As of June 30, 2013 and December 31, 2012, we also held $18 million and $6 million, respectively, of time deposits classified as held to maturity, which are recorded at amortized cost.

Other financial instruments, including accounts receivable, loans and interest receivable, accounts payable, funds receivable, certain customer accounts, funds payable and amounts due to customers, are carried at cost, which approximates their fair value because of the short-term nature of these instruments.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 6 — Derivative Instruments

The notional amounts associated with our foreign currency contracts at June 30, 2013 and 2012 were $5.8 billion and $4.9 billion, respectively, of which $2.4 billion and $1.9 billion, respectively, were designated as cash flow hedges. Derivative transactions are measured in terms of the notional amount, but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the derivative instruments. The notional amount is generally not exchanged, but is used only as the basis on which the value of foreign exchange payments under these contracts are determined.
For our derivative instruments designated as cash flow hedges, the amounts recognized in earnings related to the ineffective portion were not material in each of the periods presented, and we did not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness. As of June 30, 2013, we estimate that approximately $48 million of net derivative gains related to our cash flow hedges included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

Fair Value of Derivative Contracts

The fair value of our outstanding derivative instruments as of June 30, 2013 and December 31, 2012 was as follows:

	Derivative Assets Reported in Other Current Assets		Derivative Liabilities Reported in Other Current Liabilities
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$68	$1	$12	$56
Foreign exchange contracts not designated as hedging instruments	32	43	36	30
Other contracts not designated as hedging instruments	10	11	—	—
Total fair value of derivative instruments	$110	$55	$48	$86

Under the master netting agreements with the respective counterparties to our foreign exchange contracts, subject to applicable requirements, we are allowed to net settle transactions of the same currency with a single net amount payable by one party to the other.  However, we have elected to present the derivative assets and derivative liabilities on a gross basis in our balance sheet.  As of June 30, 2013, the potential effect of rights of set off associated with the above foreign exchange contracts would be an offset to both assets and liabilities by $48 million, resulting in net derivative assets of $52 million. We are not required to pledge, nor are we entitled to receive, cash collateral related to these derivative transactions.

Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following table summarizes the activity of derivative contracts that qualify for hedge accounting as of June 30, 2013 and December 31, 2012, and the impact of designated derivative contracts on accumulated other comprehensive income for the six months ended June 30, 2013:

	December 31, 2012	Amount of gain (loss) recognized in other comprehensive income (effective portion)	Amount of gain (loss) reclassified from accumulated other comprehensive income to net revenue and operating expense (effective portion)	June 30, 2013
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$(55)	$107	$(4)	$56

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table summarizes the activity of derivative contracts that qualify for hedge accounting as of June 30, 2012 and December 31, 2011, and the impact of designated derivative contracts on accumulated other comprehensive income for the six months ended June 30, 2012:

	December 31, 2011	Amount of gain (loss) recognized in other comprehensive income (effective portion)	Amount of gain (loss) reclassified from accumulated other comprehensive income to net revenue and operating expense (effective portion)	June 30, 2012
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$72	$24	$41	$55

Effect of Derivative Contracts on Condensed Consolidated Statement of Income

The following table provides the location in our financial statements of the recognized gains or losses related to our derivative instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Foreign exchange contracts designated as cash flow hedges recognized in net revenues	$3	$14	$3	$26
Foreign exchange contracts designated as cash flow hedges recognized in operating expenses	(3)	4	(7)	9
Foreign exchange contracts not designated as hedging instruments recognized in interest and other, net	13	(11)	17	(8)
Other contracts not designated as hedging instruments recognized in interest and other, net	—	—	—	4
Total gain (loss) recognized from derivative contracts in the condensed consolidated statement of income	$13	$7	$13	$31

Note 7 — Debt
The following table summarizes the carrying value of our outstanding debt:

	Coupon	Carrying Value as of	Effective	Carrying Value as of	Effective
	Rate	June 30, 2013	Interest Rate	December 31, 2012	Interest Rate
	(In millions, except percentages)
Long-Term Debt
Senior notes due 2015	1.625%	$599	1.805%	$599	1.805%
Senior notes due 2015	0.700%	250	0.820%	250	0.820%
Senior notes due 2017	1.350%	999	1.456%	999	1.456%
Senior notes due 2020	3.250%	498	3.389%	498	3.389%
Senior notes due 2022	2.600%	999	2.678%	999	2.678%
Senior notes due 2042	4.000%	743	4.114%	742	4.114%
Total senior notes		4,088		4,087
Other indebtedness		35		19
Total long-term debt		$4,123		$4,106

Short-Term Debt
Senior notes due 2013	0.875%	$400	1.078%	$400	1.078%
Other indebtedness		10		13
Total short-term debt		410		413
Total Debt		$4,533		$4,519
Senior Notes
The effective interest rates for our fixed-rate senior notes include the interest payable, the amortization of debt issuance costs and the amortization of any original issue discount on these senior notes. Interest on these senior notes is payable semiannually. Interest expense associated with these senior notes, including amortization of debt issuance costs, during the three months ended June 30, 2013 and 2012 was approximately $27 million and $8 million, respectively. Interest expense associated with these senior notes, including amortization of debt issuance costs, during the six months ended June 30, 2013 and 2012 was approximately $53 million and $16 million, respectively. At June 30, 2013, the estimated fair value of all these senior notes included in long-term debt was approximately $3.9 billion based on market prices on less active markets (Level 2).

The indenture pursuant to which the senior notes were issued includes customary covenants that, among other things and subject to exceptions, limit our ability to incur, assume or guarantee debt secured by liens on specified assets or enter into sale and lease-back transactions with respect to specified properties, and also includes customary events of default.
Other Indebtedness
Our other indebtedness is comprised of overdraft facilities, notes payable, and capital lease obligations. We have formal overdraft facilities in Brazil and India. Drawn balances bear interest at rates ranging from 9% to 11% per annum and are expected to be repaid in greater than one year. Notes payable is comprised primarily of a note that bears interest at 6.3% per annum and has a maturity date of July 2034. Our capital leases have maturity dates ranging from September 2013 to September 2014 and bear interest at rates ranging from 3% to 9% per annum. The present value of future minimum capital lease payments as of June 30, 2013 was as follows (in millions):

June 30, 2013
(In millions)
Gross capital lease obligations	$10
Imputed interest	(1)
Total present value of future minimum capital lease payments	$9

Commercial Paper
We have a $2 billion commercial paper program pursuant to which we may issue commercial paper notes with maturities of up to 397 days from the date of issue. As of June 30, 2013, there were no commercial paper notes outstanding.
Credit Agreement
As of June 30, 2013, no borrowings or letters of credit were outstanding under our $3 billion credit agreement. As described above, we have a $2 billion commercial paper program and maintain $2 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due.  As a result, at June 30, 2013, $1 billion of borrowing capacity was available for other purposes permitted by the credit agreement.  The credit agreement includes customary representations, warranties, affirmative and negative covenants, including a financial covenant, events of default and indemnification provisions in favor of the banks. The negative covenants include restrictions regarding the incurrence of liens, subject to exceptions. The financial covenant requires us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio.
As of June 30, 2013, we were in compliance with all covenants in our outstanding debt instruments.

Note 8 — Commitments and Contingencies

Commitments

 As of June 30, 2013, approximately $14 billion of unused credit was available to Bill Me Later accountholders. While this amount represents the total unused credit available, we have not experienced, and do not anticipate, that all of our Bill Me Later accountholders will access their entire available credit at any given point in time. In addition, the individual lines of credit that make up this unused credit are subject to periodic review and termination by the chartered financial institution that is the issuer of Bill Me Later credit products based on, among other things, account usage and customer creditworthiness. When a consumer makes a purchase using a Bill Me Later credit product, the chartered financial institution extends credit to the consumer, funds the extension of credit at the point of sale and advances funds to the merchant. We subsequently purchase the receivables related to the consumer loans extended by the chartered financial institution and, as a result of the purchase, bear the risk of loss in the event of loan defaults. Although the chartered financial institution continues to own each customer account, we own the related receivable, and Bill Me Later is responsible for all servicing functions related to the account.

Litigation and Other Legal Matters

Overview
We are involved in legal proceedings on an ongoing basis. If we believe that a loss arising from such matters is probable and can be reasonably estimated, we accrue the estimated liability in our financial statements. If only a range of estimated losses can be determined, we accrue an amount within the range that, in our judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we accrue the low end of the range. Amounts accrued for legal proceedings for which we believe a loss is probable were not material for the six months ended June 30, 2013. Except as otherwise noted, we have concluded that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our accruals are also not material. For those proceedings in which an unfavorable outcome is reasonably possible but not probable, we have disclosed an estimate of the reasonably possible loss or range of losses or we have concluded that an estimate of the reasonably possible loss or range of losses arising directly from the proceeding (i.e., monetary damages or amounts paid in judgment or settlement) are not material. If we cannot estimate the probable or reasonably possible loss or range of losses arising from a legal proceeding, we have disclosed that fact.
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

eBay's Korean subsidiary, IAC (which has merged into Gmarket and is now named eBay Korea), has notified its approximately 20 million users of a January 2008 data breach involving personally identifiable information including name, address, resident registration number and some transaction and refund data (but not including credit card information or real time banking information). Approximately 149,000 users sued IAC over this breach in several lawsuits in Korean courts and more may do so in the future (including after final determination of liability). Trial for a group of representative suits began in August 2009 in the Seoul Central District Court, and trial for other suits began later in the Seoul Central District Court. There is some precedent in Korea for a court to grant “consolation money” for data breaches without a specific finding of harm from the breach. Such precedents have involved payments of up to approximately $200 per user. In January 2010, one bench of the Seoul Central District Court ruled that IAC had met its obligations with respect to defending the site from intrusion and, accordingly, had no liability for the breach. This January 2010 ruling was appealed by approximately 34,000 plaintiffs to the Seoul High Court. In September 2012, a bench of the Seoul High Court announced its decision upholding the Seoul Central District Court's January 2010 decision for three cases involving 55 plaintiffs (who did not appeal to the Korea Supreme Court). Between April and June 2013, three benches of the Seoul High Court upheld the Seoul Central District Court's January 2010 ruling in 15 additional cases involving 23,466 plaintiffs. The Seoul High Court's decision in seven of these 15 cases has been appealed by 22,886 plaintiffs to the Korea Supreme Court so far with one case pending appeal. Five additional cases before two other benches of the Seoul High Court are currently being heard de novo, and decisions are expected later in 2013 or 2014. Currently, the Korea Supreme Court is reviewing a total of eight cases with 22,889 plaintiffs, including one case appealed from the Daegu High Court. In January 2013, the Seoul Western District Court ruled in favor of IAC with respect to two cases filed by 2,291 plaintiffs following the January 2010 ruling, and 2,284 plaintiffs proceeded to appeal the January 2013 decision of the Seoul Western District Court to the Seoul High Court.

General Matters

Other third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We are subject to patent disputes, and expect that we will increasingly be subject to additional patent infringement claims involving various aspects of our Marketplaces, Payments and Enterprise (formerly known as GSI) businesses as our services continue to expand in scope and complexity. Such claims may be brought directly against our companies and/or against our customers (who may be entitled to contractual indemnification under their contracts with us), and we are subject to increased exposure to such claims as a result of our acquisitions of other businesses or assets, particularly in cases where we are entering into new businesses in connection with such acquisitions. We have in the past been forced to litigate such claims. We may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act, the Lanham Act and the Communications Decency Act are interpreted by the courts, and as we expand the range and geographical scope of our services and become subject to laws in jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves are either unclear or less favorable. We believe that additional lawsuits alleging that we have violated patent, copyright or trademark laws will be filed against us. Intellectual property claims, whether meritorious or not, are time consuming and costly to defend and resolve, could require expensive changes in our methods of doing business, or could require us to enter into costly royalty or licensing agreements on unfavorable terms.

From time to time, we are involved in other disputes or regulatory inquiries that arise in the ordinary course of business. These disputes and inquiries include suits by our users (individually or as class actions) alleging, among other things, improper credit and/or collection activities; improper disclosure of our prices, rules or policies; that our prices, rules, policies or customer/user agreements violate applicable law; that we have not acted in conformity with such prices, rules, policies or agreements; or violations of privacy laws and policies. The number and significance of these disputes and inquiries are increasing as our company has grown larger, our businesses have expanded in scope (both in terms of the range of products and services that we offer and our geographical operations) and our products and services have increased in complexity. Any claims or regulatory actions against us, whether meritorious or not, could be time consuming, result in costly litigation, damage awards (including statutory damages for certain causes of action in certain jurisdictions), injunctive relief or increased costs of doing business through adverse judgment or settlement, require us to change our business practices in expensive ways, require significant amounts of management time, result in the diversion of significant operational resources or otherwise harm our business.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Indemnification Provisions

In the ordinary course of business, we have included limited indemnification provisions in certain of our agreements with parties with which we have commercial relations, including our standard marketing, promotions and application-programming-interface license agreements. Under these contracts, we generally indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with claims by a third party with respect to our domain names, trademarks, logos and other branding elements to the extent that such marks are applicable to our performance under the subject agreement. In certain cases, we have agreed to provide indemnification for intellectual property infringement. Our Enterprise business has provided in many of its major ecommerce agreements an indemnity for other types of third-party claims, which are indemnities mainly related to various intellectual property rights, and we have provided similar indemnities in a limited number of agreements for our other businesses, including our Magento business. In our PayPal business, we have provided an indemnity to our payment processors in the event of certain third-party claims or card association fines against the processor arising out of conduct by PayPal or PayPal customers. PayPal has also provided a limited indemnity to merchants using its retail point of sale payment services. It is not possible to determine the maximum potential loss under these indemnification provisions due to our limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, losses recorded in our statement of income in connection with our indemnification provisions have not been significant, either individually or collectively.

Off-Balance Sheet Arrangements

As of June 30, 2013, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

In Europe, we have two cash pooling arrangements with a financial institution for cash management purposes. These arrangements allow for cash withdrawals from this financial institution based upon our aggregate operating cash balances held in Europe within the same financial institution (“Aggregate Cash Deposits”) for more efficient cash management and investment purposes. These arrangements also allow us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under these arrangements. As of June 30, 2013, we had a total of $4.1 billion in cash withdrawals offsetting our $4.1 billion in Aggregate Cash Deposits held within the same financial institution under these cash pooling arrangements.

Note 9 — Stock Repurchase Programs

In June 2012, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $2 billion of our common stock, with no expiration from the date of authorization. The stock repurchase program is intended to offset the impact of dilution from our equity compensation programs. The stock repurchase activity under our stock repurchase program during the six months ended June 30, 2013 is summarized as follows:

	Shares Repurchased	Average Price per Share	Value of Shares Repurchased	Remaining Amount Authorized
	(In millions, except per share amounts)
Balance as of January 1, 2013	—	$51.89	$17	$1,983
Repurchase of shares of common stock	17	55.42	942	(942)
Balance as of June 30, 2013	17	$55.35	$959	$1,041

These repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. No repurchased shares of common stock have been retired.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 10 — Stock-Based Plans

Stock Option Activity

The following table summarizes stock option activity for the six months ended June 30, 2013:

Options
(In millions)
Outstanding as of January 1, 2013	24
Granted and assumed	1
Exercised	(6)
Forfeited/expired/canceled	(1)
Outstanding as of June 30, 2013	18

The weighted average exercise price of stock options granted during the period was $55.68 per share and the related weighted average grant date fair value was $15.49 per share.

Restricted Stock Unit Activity

The following table summarizes restricted stock unit ("RSU") activity for the six months ended June 30, 2013:

Units
(In millions)
Outstanding as of January 1, 2013	39
Awarded and assumed	13
Vested	(13)
Forfeited	(2)
Outstanding as of June 30, 2013	37

The weighted average grant date fair value for RSUs awarded during the period was $55.56 per share.

 Stock-Based Compensation Expense

The impact on our results of operations of recording stock-based compensation expense for the three and six months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Cost of net revenues	$23	$14	$36	$28
Sales and marketing	41	34	74	64
Product development	46	37	78	67
General and administrative	51	42	84	79
Total stock-based compensation expense	$161	$127	$272	$238
Capitalized in product development	$4	$3	$7	$10

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Valuation Assumptions

We calculated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Risk-free interest rate	0.62%	0.73%	0.62%	0.72%
Expected life (in years)	4.1	4.0	4.1	4.0
Dividend yield	—%	—%	—%	—%
Expected volatility	34%	38%	34%	38%

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

Note 11 — Income Taxes

The following table reflects changes in unrecognized tax benefits for the six months ended June 30, 2013:

(In millions)
Gross amounts of unrecognized tax benefits as of January 1, 2013	$340
Increases related to prior period tax positions	14
Decreases related to prior period tax positions	(7)
Increases related to current period tax positions	22
Settlements	(2)
Gross amounts of unrecognized tax benefits as of June 30, 2013	$367

As of June 30, 2013, our liabilities for unrecognized tax benefits were included in accrued expenses and other current liabilities and deferred and other tax liabilities, net. The increase in liabilities for unrecognized tax benefits for the six months ended June 30, 2013 relates primarily to the point in time at which certain foreign earnings became subject to U.S. taxation and the enactment of the federal research and development credit retroactive to 2012.

We recognize interest and/or penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties accrued as of June 30, 2013 and December 31, 2012 was approximately $71 million and $117 million, respectively. The decrease in the amount of interest and penalties accrued is due primarily to the settlement of multiple uncertain tax positions during the six months ended June 30, 2013.

We are subject to both direct and indirect taxation in the U.S. and various states and foreign jurisdictions. We are under examination by certain tax authorities for the 2003 to 2009 tax years. We are in the process of settlement discussions with various tax authorities that could reasonably be expected to result in a significant change to the existing tax reserve balance within the next 12 months. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations or changes. The material jurisdictions where we are subject to potential examination by tax authorities for tax years after 2002 include, among others, the U.S. (Federal and California), France, Germany, Italy, Korea, Israel, Switzerland, Singapore and Canada.

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

 Our effective tax rate differs from the U.S. federal statutory rate due primarily to lower tax rates associated with certain earnings from our operations outside the U.S. We have not provided for U.S. income and foreign withholding tax on certain foreign earnings as we intend to indefinitely reinvest these earnings outside the U.S. We consider projected cash needs for, among other things, investments in our existing businesses, potential acquisitions and capital transactions, including repurchases of our common stock and debt repayments. We estimate the amount of cash available or needed in the jurisdictions where these investments are expected, as well as our ability to generate cash in those jurisdictions and our access to capital markets. This analysis enables us to conclude whether or not we will indefinitely reinvest the current period's foreign earnings.

Note 12 — Loans and Interest Receivable, Net
Loans and interest receivable represent purchased consumer receivables arising from loans made by a partner chartered financial institution to individual consumers in the U.S. to purchase goods and services through our Bill Me Later merchant network. During the three months ended June 30, 2013 and 2012, we purchased approximately $934 million and $696 million, respectively, in consumer receivables. During the six months ended June 30, 2013 and 2012, we purchased approximately $1.8 billion and $1.3 billion, respectively, in consumer receivables. Loans and interest receivable are reported at their outstanding principal balances, net of allowances, including unamortized deferred origination costs and estimated collectible interest and fees. We use a consumer's FICO score, among other measures, in evaluating the credit quality of our consumer receivables. A FICO score is a type of credit score that lenders use to assess an applicant's credit risk and whether to extend credit. Individual FICO scores generally are obtained each quarter the consumer has an outstanding loan receivable owned by Bill Me Later. The weighted average consumer FICO score related to our loans and interest receivable balance outstanding at June 30, 2013 was 687, as compared to 689 at December 31, 2012. As of June 30, 2013 and December 31, 2012, approximately 54.7% and 55.8%, respectively, of our loans and interest receivable balance was due from consumers with FICO scores greater than 680, which is generally considered "prime" by the consumer credit industry. As of June 30, 2013 and December 31, 2012, approximately 89% and 90%, respectively, of our loans and interest receivable portfolio was current.
The following table summarizes the activity in the allowance for loans and interest receivable for the periods indicated:

	Six Months Ended June 30,
	2013	2012
	(In millions)
Balance as of January 1	$101	$59
Charge-offs	(105)	(59)
Recoveries	6	5
Provision	116	66
Balance as of June 30	$118	$71

Note 13 — Restructuring

In the fourth quarter of 2012, we implemented a global restructuring plan designed to simplify and streamline our organization and strengthen the overall competitiveness of our existing businesses.  The plan included a strategic reduction of our existing global workforce by approximately 600 employees and 300 contractors and related activities, including the closure of certain facilities and asset impairments. The majority of the costs impacted our Payments and Enterprise segments.  In connection with the plan, we have incurred aggregate charges of approximately $26 million as of June 30, 2013, related primarily to severance and benefits, including net credits of $4 million incurred in the six months ended June 30, 2013. The restructuring charges are included in general and administrative expenses on the consolidated statement of income. As of June 30, 2013, all restructuring actions under the plan are substantially complete.  The associated liability was $20 million as of December 31, 2012 and decreased to $4 million as of June 30, 2013 due to payments of $10 million and other adjustments (including foreign currency translation) of $6 million.

Note 14 — Accumulated Other Comprehensive Income
The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended June 30, 2013:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains on Investments	Foreign Currency Translation	Estimated tax (expense) benefit	Total
	(In millions)
Beginning balance	$31	$827	$148	$(282)	$724
Other comprehensive income before reclassifications	25	79	36	(35)	105
Amounts reclassified from accumulated other comprehensive income	—	3	—	—	3
Net current period other comprehensive income	25	76	36	(35)	102
Ending balance	$56	$903	$184	$(317)	$826

The following table summarizes the changes in accumulated balances of other comprehensive income for the six months ended June 30, 2013:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains on Investments	Foreign Currency Translation	Estimated tax (expense) benefit	Total
	(In millions)
Beginning balance	$(55)	$687	$449	$(225)	$856
Other comprehensive income before reclassifications	107	220	(265)	(92)	(30)
Amounts reclassified from accumulated other comprehensive income	(4)	4	—	—	—
Net current period other comprehensive income	111	216	(265)	(92)	(30)
Ending balance	$56	$903	$184	$(317)	$826

The following table provides details about reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2013:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement of Income
	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	(In millions)
Gains (losses) on cash flow hedges - foreign exchange contracts	$3	$3	Net Revenues
	(1)	(1)	Cost of net revenues
	—	(1)	Sales and marketing
	(2)	(4)	Product development
	—	(1)	General and administrative
	—	(4)	Total, before income taxes
	—	—	Provision for income taxes
	—	(4)	Total, net of income taxes

Unrealized gains on investments	3	4	Interest and other, net
	—	—	Provision for income taxes
	3	4	Total, before income taxes
	—	—	Provision for income taxes
	3	4	Total, net of income taxes

Total reclassifications for the period	$3	$—	Total, net of income taxes

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

When we refer to “we,” “our,” “us” or “eBay” in this document, we mean the current Delaware corporation (eBay Inc.) and its California predecessor, as well as all of our consolidated subsidiaries, unless otherwise expressly stated or the context otherwise requires.

Overview

We are a global technology company that enables commerce through three reportable business segments: Marketplaces, Payments and Enterprise. Our Marketplaces segment includes our eBay.com platform and its localized counterparts and our other online trading platforms, such as our online classifieds sites and StubHub. Our Payments segment is comprised of PayPal, Bill Me Later and Zong. Our Enterprise segment, which we previously referred to as our GSI segment, consists of GSI Commerce, Inc. ("GSI Commerce"), which we acquired in the second quarter of 2011.

Net revenues for the three months ended June 30, 2013 increased 14% to $3.9 billion compared to the same period of the prior year, driven primarily by increases in net revenues from our Marketplaces and Payments segments. For the three months ended June 30, 2013, our operating margin decreased to 19% from 20% in the same period of the prior year due primarily to faster growth in our Payments segment, which has lower margins and a gain from the resolution of an indirect tax dispute in the three months ended June 30, 2012. For the three months ended June 30, 2013, our diluted earnings per share decreased to $0.49, a $0.04 decrease compared to the same period of the prior year, driven primarily by a gain on the divestiture of a business in 2012 and higher interest expense, partially offset by growth in net revenues and a lower effective tax rate. For the three months ended June 30, 2013, we generated cash flow from operations of $1.0 billion, compared to $768 million for the same period of the prior year.

Our Marketplaces segment total net revenues increased $187 million, or 10%, for the three months ended June 30, 2013 compared to the same period of the prior year. The increase in total net revenues was driven primarily by an increase in GMV (as defined below) excluding vehicles of 13% for the three months ended June 30, 2013 compared to the same period of the prior year, which was due primarily to strong growth in the U.S. and continued international growth. Our Marketplaces segment operating margin increased 0.1 percentage points for the three months ended June 30, 2013 compared to the same period of the prior year, due primarily to marketing spend efficiencies, partially offset by continued investments in our site operations infrastructure and business initiatives.
Our Payments segment total net revenues increased $267 million, or 20%, for the three months ended June 30, 2013 compared to the same period of the prior year. The increase in total net revenues was driven primarily by an increase in net TPV (as defined below) of 24% for the three months ended June 30, 2013 compared to the same period of the prior year and strong growth in Bill Me Later. Our Payments segment operating margin decreased 2.8 percentage points for the three months ended June 30, 2013 compared to the same period of the prior year, due primarily to a lower take rate and investments in consumer awareness and product initiatives.
Our Enterprise segment total net revenues increased $25 million, or 11%, for the three months ended June 30, 2013 compared to the same period of the prior year. The increase in total net revenues was driven primarily by an increase in GeC Merchandise Sales (as defined below) of 21% for the three months ended June 30, 2013 compared to the same period of the prior year. Our Enterprise segment operating margin decreased 0.3 percentage points for the three months ended June 30, 2013 compared to the same period of the prior year, due primarily to a lower take rate on GeC Merchandise Sales as well as continued investment in Enterprise's commerce platform.
We define GMV as the total value of all successfully closed items between users on our Marketplaces trading platforms (excluding eBay's classifieds websites, brands4friends and Shopping.com) during the applicable period, regardless of whether the buyer and seller actually consummated the transaction. We define net TPV as the total dollar volume of payments, net of payment reversals, successfully completed through our Payments networks, Bill Me Later accounts and Zong during the applicable period, excluding PayPal's payment gateway business. We define Merchant Services net TPV as the total dollar volume of payments, net of payment reversals, successfully completed through our Payments networks, Bill Me Later accounts and Zong during the applicable period, excluding PayPal's payment gateway business and payments for transactions on our Marketplaces and Enterprise platforms. We define on eBay net TPV as the total dollar volume of payments, net of payment reversals, successfully completed through our Payments networks and Bill Me Later accounts during the applicable period for transactions on our Marketplaces and Enterprise platforms. We define global ecommerce (GeC) Merchandise Sales as the retail value of all sales transactions, inclusive of freight charges and net of allowance for returns and discounts, which flow through the Enterprise ecommerce services platform during the applicable period, whether we record the full amount of such transaction as a product sale or a percentage of such transaction as a service fee. We define ECV as the total commerce and payment volume across all three segments consisting of GMV, Merchant Services net TPV and GeC Merchandise Sales.

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

The following table sets forth the breakdown of net revenues by type and geography for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions, except percentage changes)
Net Revenues by Type:
Net transaction revenues
Marketplaces	$1,637	$1,491	$3,245	$2,916
Payments	1,475	1,234	2,910	2,450
Enterprise	194	164	380	346
Total net transaction revenues	3,306	2,889	6,535	5,712
Marketing services and other revenues
Marketplaces	364	323	713	626
Payments	149	123	262	216
Enterprise	52	57	102	112
Corporate and other	14	10	26	16
Total marketing services and other revenues	579	513	1,103	970
Elimination of inter-segment net revenue (1)	(8)	(4)	(13)	(7)
Total net revenues	$3,877	$3,398	$7,625	$6,675
Net Revenues by Geography:
U.S.	$1,870	$1,611	$3,659	$3,192
International	2,007	1,787	3,966	3,483
Total net revenues	$3,877	$3,398	$7,625	$6,675

(1)	Represents revenue generated between our reportable segments.

Revenues are attributed to U.S. and international geographies based primarily upon the country in which the seller, payment recipient, customer, website that displays advertising, or other service provider, as the case may be, is located.

Because we generated a majority of our net revenues internationally in recent periods, including the three months ended June 30, 2013 and 2012, we are subject to the risks of doing business in foreign countries as discussed under "Part II - Item 1A - Risk Factors." In that regard, fluctuations in foreign currency exchange rates impact our results of operations. We have a foreign exchange risk management program that is designed to reduce our exposure to fluctuations in foreign currencies; however, the effectiveness of this program in mitigating the impact of foreign currency fluctuations on our results of operations varies from period to period, and in any given period, our operating results are usually affected, sometimes significantly, by changes in currency exchange rates. Fluctuations in exchange rates also directly affect our cross-border revenue. We calculate the year-over-year impact of foreign currency movements on our business using prior period foreign currency rates applied to current year transactional currency amounts.

For the three months ended June 30, 2013, foreign currency movements relative to the U.S. dollar negatively impacted net revenues by less than $1 million (net of a positive impact of approximately $3 million from hedging activities included in PayPal's net revenue) compared to the same period of the prior year. On a business segment basis, for the three months ended June 30, 2013, foreign currency movements relative to the U.S. dollar positively impacted Marketplaces net revenues by approximately $1 million and negatively impacted Payments and Enterprise net revenues by approximately $2 million and less than $1 million, respectively, in each case compared to the same period of the prior year (net of the impact of hedging activities noted above, in the case of Payments net revenues).

For the six months ended June 30, 2013, foreign currency movements relative to the U.S. dollar negatively impacted net revenues by approximately $1 million (net of a positive impact of approximately $3 million from hedging activities included in PayPal's net revenue) compared to the same period of the prior year. On a business segment basis, for the six months ended June 30, 2013, foreign currency movements relative to the U.S. dollar positively impacted Marketplaces net revenues by approximately $4 million and negatively impacted Payments and Enterprise net revenues by approximately $4 million and less than $1 million, respectively, in each case compared to the same period of the prior year (net of the impact of hedging activities noted above, in the case of Payments net revenues).

The following table sets forth, for the periods presented, certain key operating metrics that we believe are significant factors affecting our net revenues.

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2013	2012	Change	2013	2012	Change
	(In millions, except percentage changes)
Supplemental Operating Data:
Marketplaces Segment: (1)
GMV excluding vehicles (2)	$18,292	$16,171	13%	$36,618	$32,377	13%
GMV vehicles only (3)	$1,805	$2,021	(11)%	$3,491	$3,892	(10)%
Total GMV (4)	$20,097	$18,192	10%	$40,109	$36,269	11%
Payments Segment:
Merchant services net TPV (5)	$29,807	$23,114	29%	$57,894	$45,547	27%
On eBay net TPV (6)	$13,006	$11,337	15%	$25,959	$22,761	14%
Total net TPV (7)	$42,813	$34,451	24%	$83,853	$68,308	23%
Enterprise Segment:
GeC Merchandise Sales (8)	$815	$674	21%	$1,622	$1,389	17%

(1)	eBay's classifieds websites, brands4friends and Shopping.com are not included in these metrics.

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

(5)
Total dollar volume of payments, net of payment reversals, successfully completed through our Payments networks, Bill Me Later accounts and Zong during the period, excluding PayPal's payment gateway business and payments for transactions on our Marketplaces and Enterprise platforms.

(6)
Total dollar volume of payments, net of payment reversals, successfully completed through our Payments networks and Bill Me Later accounts during the period for transactions on our Marketplaces and Enterprise platforms.

(7)
Total dollar volume of payments, net of payment reversals, successfully completed through our Payments networks, Bill Me Later accounts and Zong during the period, excluding PayPal's payment gateway business.

(8)
Represents the retail value of all sales transactions, inclusive of freight charges and net of allowance for returns and discounts, which flow through the Enterprise ecommerce services platform during the period, whether we record the full amount of such transaction as a product sale or a percentage of such transaction as a service fee.

Seasonality

The following table sets forth, for the periods presented, our total net revenues and the sequential quarterly movements of these net revenues:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In millions, except percentage changes)
2011(1)
Net revenues	$2,546	$2,760	$2,966	$3,380
Percent change from prior quarter	2%	8%	7%	14%
2012
Net revenues	$3,277	$3,398	$3,404	$3,992
Percent change from prior quarter	(3)%	4%	—%	17%
2013
Net revenues	$3,748	$3,877	—	—
Percent change from prior quarter	(6)%	3%	—	—

(1)	Net revenues attributable to the Enterprise segment are reflected from June 17, 2011 (the date the acquisition of GSI Commerce was completed).

We expect transaction activity patterns on our websites to mirror general consumer buying patterns. Our Enterprise segment is highly seasonal. The fourth calendar quarter typically accounts for a disproportionate amount of Enterprise's total annual net revenues because consumers increase their purchases and businesses increase their advertising to consumers during the fourth quarter holiday season.

Marketplaces Net Transaction Revenues

Marketplaces net transaction revenues increased $146 million, or 10%, while GMV excluding vehicles increased 13%, during the three months ended June 30, 2013 compared to the same period in the prior year. The increase in net transaction revenue and GMV excluding vehicles was due to strong growth in our U.S. businesses and continued international growth partially offset by a gain from the resolution of an indirect tax dispute in the three months ended June 30, 2012. In addition, seller discounts and buyer loyalty programs had a negative impact on revenue growth.
Marketplaces net transaction revenues increased $329 million, or 11%, while GMV excluding vehicles increased 13%, during the six months ended June 30, 2013 compared to the same period in the prior year. The increase in net transaction revenues and GMV excluding vehicles was due primarily to the same factors noted above.
Marketplaces net transaction revenues earned internationally (i.e., outside the U.S.) totaled $899 million and $1.8 billion during the three and six months ended June 30, 2013, respectively, representing 55% of total Marketplaces net transaction revenues in both periods. Marketplaces net transaction revenues earned internationally totaled $848 million and $1.6 billion during the three and six months ended June 30, 2012, respectively, representing 57% of total Marketplaces net transaction revenues in both periods. The decrease in international net transaction revenues as a percentage of total net transaction revenues during the three and six months ended June 30, 2013 was due primarily to stronger growth in U.S. GMV.

Payments Net Transaction Revenues

Payments net transaction revenues increased $241 million, or 20%, during the three months ended June 30, 2013 compared to the same period of the prior year, due primarily to net TPV growth of 24%, partially offset by a lower take rate. The increase in net TPV was due primarily to growth in consumer and merchant use of PayPal both on and off eBay. The lower take rate was due primarily to a shift to larger merchants who pay lower rates and a decrease in currency hedging gains. Our Merchant Services net TPV increased 29% during the three months ended June30, 2013 compared to the same period of the prior year and represented 70% of PayPal's net TPV in the three months ended June30, 2013 compared to 67% in the same period of the prior year. On eBay net TPV increased 15% during the three months ended June 30, 2013 compared to the same period of the prior year and represented 30% of PayPal's net TPV in the three months ended June 30, 2013 compared to 33% for the same period in the prior year.
Payments net transaction revenues increased $460 million or 19%, during the six months ended June 30, 2013 compared to the same period of the prior year, due primarily to net TPV growth of 23%, partially offset by a lower take rate. The increases in net TPV and the lower take rate were due primarily to the same factors described above. Our Merchant Services net TPV increased 27% during the six months ended June 30, 2013, compared to the same period of the prior year and represented 69% of PayPal's net TPV in the six months ended June 30, 2013, compared with 67% for the same period of the prior year. On eBay net TPV increased 14% during the six months ended June 30, 2013, compared to the same period of the prior year and represented 31% of PayPal's net TPV for the six months ended June 30, 2013, compared to 33% for the same period of the prior year.
Payments net transaction revenues earned internationally totaled $822 million and $1.6 billion during the three and six months ended June 30, 2013, respectively, representing 56% and 55% of total Payments net transaction revenues in those respective periods. Payments net transaction revenues earned internationally totaled $680 million and $1.3 billion during the three and six months ended June 30, 2012, respectively, representing 55% of total Payments net transaction revenues in both periods. The increase in international net transaction revenues during the three months ended June 30, 2013 as a percentage of total net transaction revenues was due primarily to higher growth in Merchant Services net TPV outside the U.S. as we expanded merchant coverage and consumer share of checkout.

Enterprise Net Transaction Revenues

Enterprise net transaction revenues increased $30 million and $34 million, or 18% and 10%, during the three and six months ended June 30, 2013, respectively, compared to the same period of the prior year, due primarily to a 21% and 17% increase in GeC Merchandise Sales for those respective periods, partially offset by a lower take rate.

Marketing Services and Other Revenues

Marketing services and other revenues increased $66 million, or 13%, during the three months ended June 30, 2013 compared to the same period of the prior year, and represented 15% of total net revenues for both those respective periods. The increase in marketing services and other revenues during the three months ended June 30, 2013 was due primarily to growth in our Bill Me Later portfolio of receivables from loans, as well as increased revenue from our advertising business and lead referral fees.

Marketing services and other revenues increased $133 million, or 14%, during the six months ended June 30, 2013 compared to the same period of the prior year, and represented 14% and 15% of total net revenues for those respective periods. The increase in marketing services and other revenues during the six months ended June 30, 2013 was due primarily to the same factors noted above.

Summary of Cost of Net Revenues

The following table summarizes changes in cost of net revenues for the periods presented:

	Three Months Ended June 30,		Change from 2012 to 2013		Six Months Ended June 30,		Change from 2012 to 2013
	2013	2012	in Dollars	in %	2013	2012	in Dollars	in %
	(In millions, except percentages)
Cost of net revenues:
Marketplaces	$367	$310	$57	18%	$723	$609	$114	19%
As a percentage of total Marketplaces net revenues	18.3%	17.1%			18.3%	17.2%
Payments	646	525	121	23%	1,263	1,040	223	21%
As a percentage of total Payments net revenues	39.8%	38.7%			39.8%	39.0%
Enterprise	192	147	45	31%	367	292	75	26%
As a percentage of total Enterprise net revenues	78.0%	66.5%			76.1%	63.8%
Corporate and other	6	5	1	20%	10	29	(19)	(66)%
Total cost of net revenues	$1,211	$987	$224	23%	$2,363	$1,970	$393	20%
As a percentage of net revenues	31.2%	29.0%			31.0%	29.5%

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

Marketplaces

Marketplaces cost of net revenues increased $57 million and $114 million, or 18% and 19%, during the three and six months ended June 30, 2013, respectively, compared to the same period of the prior year. The increase was due primarily to the growth in GMV. Our investment in site operations infrastructure and customer support programs resulted in the cost of net revenues as a percentage of Marketplaces net revenues increasing by 1.2 and 1.1 percentage points year over year, respectively.

Payments

Payments cost of net revenues increased $121 million and $223 million, or 23% and 21%, during the three and six months ended June 30, 2013, respectively, compared to the same period of the prior year. This increase was due primarily to the impact of growth in net TPV. The cost of net revenues as a percentage of Payments net revenues increasing by 1.1 and 0.8 percentage points year over year, respectively.

Enterprise

Enterprise cost of net revenues increased $45 million and $75 million, or 31% and 26%, during the three and six months ended June 30, 2013, respectively, compared to the same period of the prior year, due primarily to the increase in GeC Merchandise Sales as well as continued investment in Enterprise's commerce platform. This resulted in the cost of net revenues as a percentage of Enterprise net revenues increasing by 11.5 and 12.3 percentage points year over year, respectively.

Summary of Operating Expenses, Non-Operating Items and Provision for Income Taxes

The following table summarizes changes in operating expenses, non-operating items and provision for income taxes for the periods presented:

	Three Months Ended June 30,		Change from 2012 to 2013		Six Months Ended June 30,		Change from 2012 to 2013
	2013	2012	in Dollars	in %	2013	2012	in Dollars	in %
	(In millions, except percentage changes)
Sales and marketing	$771	$717	$54	8%	$1,468	$1,394	$74	5%
Product development	451	394	57	14%	885	768	117	15%
General and administrative	419	390	29	7%	827	762	65	9%
Provision for transaction and loan losses	193	131	62	47%	368	265	103	39%
Amortization of acquired intangible assets	82	84	(2)	(2)%	164	168	(4)	(2)%
Interest and other, net	6	38	(32)	(84)%	15	69	(54)	(78)%
Gain on divested business	—	118	(118)	(100)%	—	118	(118)	(100)%
Provision for income taxes	(116)	(159)	43	(27)%	(248)	(273)	25	(9)%

The following table summarizes operating expenses, non-operating items and provision for income taxes as a percentage of net revenues for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Sales and marketing	20%	21%	19%	21%
Product development	12%	12%	12%	12%
General and administrative	11%	11%	11%	11%
Provision for transaction and loan losses	5%	4%	5%	4%
Amortization of acquired intangible assets	2%	2%	2%	3%
Interest and other, net	0%	1%	0%	1%
Gain on divested business	0%	3%	0%	2%
Provision for income taxes	3%	5%	3%	4%

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

Sales and marketing expenses increased $54 million, or 8%, during the three months ended June 30, 2013 compared to the same period of the prior year. The increase in sales and marketing expense was due primarily to higher employee-related expenses (including consultant costs, facility costs and equipment-related costs). Sales and marketing expense as a percentage of net revenues was 20% and 21% for the three months ended June 30, 2013 and 2012, respectively.

Sales and marketing expenses increased $74 million, or 5%, during the six months ended June 30, 2013 compared to the same period of the prior year. The increase in sales and marketing expense was due primarily to higher employee-related expenses (including consultant costs, facility costs and equipment-related costs), partially offset by a decrease in marketing program costs. The decrease in marketing program costs were due to a shift in focus from customer acquisition to customer retention (for which certain associated expenses are recorded as a reduction in revenue instead of sales and marketing expense). Sales and marketing expense as a percentage of net revenues was 19% and 21% for the six months ended June 30, 2013 and 2012, respectively.

Product Development

Product development expenses consist primarily of employee compensation, contractor costs, facilities costs and depreciation on equipment. Product development expenses are net of required capitalization of major site and other product development efforts, including the development of our next generation platform architecture, migration of certain platforms, seller tools and Payments services projects. Our top technology priorities include mobile, user experience, search, platform and products such as PayPal Here. Capitalized site and product development costs were $56 million and $105 million in the three and six months ended June 30, 2013, respectively, compared to $59 million and $116 million in the three and six months ended June 30, 2012, respectively, and are reflected primarily as a cost of net revenues when amortized in future periods.

Product development expenses increased $57 million, or 14%, during the three months ended June 30, 2013 compared to the same period of the prior year. The increase was due primarily to higher employee-related costs (including consultant costs, facility costs and equipment-related costs) and professional services driven by increased investment in platform, mobile and offline. Product development expenses as a net percentage of revenues were 12% for the three months ended June 30, 2013 and 2012.

Product development expenses increased $117 million, or 15%, during the six months ended June 30, 2013 compared to the same period of the prior year. The increase was due to the same factors noted above. Product development expenses as a percentage of net revenues were 12% for the six months ended June 30, 2013 and 2012.

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

General and administrative expenses increased $29 million, or 7%, during the three months ended June 30, 2013 compared to the same period of the prior year. The increase was due primarily to higher employee-related costs (including consultant costs, facility costs and equipment-related costs) and professional services. General and administrative expenses as a percentage of net revenues were 11% for the three months ended June 30, 2013 and 2012.

General and administrative expenses increased $65 million, or 9%, during the six months ended June 30, 2013 compared to the same period of the prior year. The increase was due primarily to the same factors noted above. General and administrative expenses as a percentage of net revenues were 11% for the six months ended June 30, 2013 and 2012.

Provision for Transaction and Loan Losses

Provision for transaction and loan losses consists primarily of transaction loss expense associated with our consumer protection programs, fraud, chargebacks, and merchant credit losses; bad debt expense associated with our accounts receivable balance; and loan loss reserves associated with our consumer loan receivables. We expect our provision for transaction and loan loss expense to fluctuate depending on many factors, including macroeconomic conditions, our consumer protection programs and the impact of regulatory changes.
Provision for transaction and loan losses increased $62 million and $103 million, or 47% and 39%, during the three and six months ended June 30, 2013, respectively, compared to the same periods of the prior year. This increase was due primarily to higher transaction volume, growth in our Bill Me Later portfolio of receivables from consumer loans and higher transaction loss rates in our Payments and Marketplaces segments. The increase in the transaction loss rates was partially due to an increase in our Marketplaces segment in the number of cases being opened under our eBay Buyer Protection Program as a result of our recently simplified process for users to file claims. Provision for transaction and loan loss expense as a percentage of net revenues was 5% for the three and six months ended June 30, 2013 and 4% for the three and six months ended June 30, 2012.

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

Amortization of acquired intangible assets decreased by $2 million and $4 million, or 2%, during the three and six months ended June 30, 2013, respectively, compared to the same period of the prior year.

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

Interest and other, net decreased $32 million during the three months ended June 30, 2013 compared to the same period of the prior year. The decrease in interest and other, net was due primarily to an increase in interest expense of approximately $18 million as a result of our issuance of $3 billion of senior notes in July 2012, the favorable resolution of an indirect tax dispute in 2012.

Interest and other, net decreased $54 million during the six months ended June 30, 2013 compared to the same period of the prior year. The decrease in interest and other, net was due primarily to the same factors noted above.

Gain on divested business
We incurred a gain on the divestiture of Rent.com of $118 million during the three and six months ended June 30, 2012. We sold this businesses as it was not core to our long-term strategy.

Provision for Income Taxes

Our effective tax rate was 15.3% for the three months ended June 30, 2013 compared to 18.7% for the same period in the prior year. Our effective tax rate was 15.8% for the six months ended June 30, 2013 compared to 17.8% for the same period in the prior year. The decrease in our effective tax rate for the three and six months ended June 30, 2013 compared to the same periods of the prior year was due primarily to discrete expense items recorded in 2012 related to uncertain tax positions.

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

Liquidity and Capital Resources

Cash Flows

	Six Months Ended June 30,
	2013	2012
	(In millions)
Net cash provided by (used in):
Operating activities	$1,948	$1,299
Investing activities	(1,090)	(1,474)
Financing activities	(763)	(434)
Effect of exchange rates on cash and cash equivalents	(57)	(44)
Net increase/(decrease) in cash and cash equivalents	$38	$(653)

Operating Activities

We generated cash from operating activities of $1.9 billion and $1.3 billion in the six months ended June 30, 2013 and 2012, respectively. The increase in cash provided by operating activities during the six months ended June 30, 2013 compared to the same period of the prior year was due primarily to a decrease in cash paid for income taxes of $389 million, a benefit in 2012 of $118 million resulting from the gain on the divestiture of a business, and an increase in net income of $55 million.

Investing Activities

The net cash used in investing activities of $1.1 billion in the six months ended June 30, 2013 was due primarily to cash paid for the purchases of investments of $2.0 billion and purchases of property and equipment of $652 million, partially offset by proceeds of $1.8 billion from the maturities and sale of investments.

The net cash used in investing activities of $1.5 billion in the six months ended June 30, 2012 was due primarily to cash paid for the purchases of investments of $1.3 billion and purchases of property and equipment of $599 million, partially offset by proceeds of $629 million from the maturities and sale of investments and $144 million from the disposition of a business.

Financing Activities

The net cash used in financing activities of $763 million in the six months ended June 30, 2013 was due primarily to cash outflows of $942 million to repurchase common stock and cash paid for tax withholdings in the amount of $226 million related to net share settlements of restricted stock units and awards. These cash outflows were partially offset by the cash inflows of $244 million from the issuance of common stock in connection with the exercise of stock options and the effect of $161 million of excess tax benefits from stock-based compensation.

The net cash used in financing activities of $434 million in the six months ended June 30, 2012 was due primarily to cash outflows of $595 million to repurchase common stock and cash paid for tax withholdings in the amount of $132 million related to net share settlements of restricted stock units and awards. These cash outflows were partially offset by cash inflows of $225 million from the issuance of common stock in connection with the exercise of stock options and the effect of $68 million of excess tax benefits from stock-based compensation.

The negative effect of exchange rate movements on cash and cash equivalents during the six months ended June 30, 2013 was due to the strengthening of the U.S. dollar against other currencies, primarily the Korean Won. The negative effect of exchange rate movements on cash and cash equivalents during the six months ended June 30, 2012 was due to the strengthening of the U.S. dollar against other currencies, primarily the Euro.

Stock Repurchases

In June 2012, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $2 billion of our common stock, with no expiration from the date of authorization. The stock repurchase program is intended to offset the impact of dilution from our equity compensation programs. During the six months ended June 30, 2013, we repurchased approximately $942 million of our common stock under our stock repurchase program. As of June 30, 2013, approximately $1.0 billion remained for further repurchases of our common stock under our stock repurchase program.

Shelf Registration Statement and Long-Term Debt

At June 30, 2013, we had an effective shelf registration statement on file with the Securities and Exchange Commission that allows us to issue various types of debt securities, such as fixed or floating rate notes, U.S. dollar or foreign currency denominated notes, redeemable notes, global notes, and dual currency or other indexed notes. Each issuance under the shelf registration will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. The registration statement does not limit the amount of debt securities that may be issued thereunder. Our ability to issue debt securities is subject to market conditions and other factors impacting our borrowing capacity, including our credit ratings and compliance with the covenants in our credit agreement.

We issued $3 billion of senior notes in an underwritten public offering in July 2012. These senior notes remain outstanding and consist of $250 million aggregate principal amount of 0.70% notes due 2015, $1 billion aggregate principal amount of 1.35% notes due 2017, $1 billion aggregate principal amount of 2.60% notes due 2022 and $750 million aggregate principal amount of 4.00% notes due 2042. We issued $1.5 billion of senior notes under a prior shelf registration statement in an underwritten public offering in 2010. These senior notes remain outstanding and consist of $400 million aggregate principal amount of 0.875% notes due October 15, 2013, $600 million aggregate principal amount of 1.625% notes due 2015 and $500 million aggregate principal amount of 3.250% notes due 2020.

The indenture pursuant to which the senior notes were issued includes customary covenants that, among other things and subject to exceptions, limit our ability to incur, assume or guarantee debt secured by liens on specified assets or enter into sale and lease-back transactions with respect to specified properties, and also includes customary events of default.

Commercial Paper

We have a $2 billion commercial paper program pursuant to which we may issue commercial paper notes with maturities of up to 397 days from the date of issue in an aggregate principal amount at maturity of up to $2 billion outstanding at any time. As of June 30, 2013, there were no commercial paper notes outstanding. We may elect, subject to market conditions, to issue additional commercial paper notes from time to time in the future.

Credit Agreement

As of June 30, 2013, no borrowings or letters of credit were outstanding under our $3 billion credit agreement. As described above, we have a $2 billion commercial paper program and maintain $2 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due.  As a result, at June 30, 2013, $1 billion of borrowing capacity was available for other purposes permitted by the credit agreement. The credit agreement contains customary representations, warranties, affirmative and negative covenants, including a financial covenant, events of default and indemnification provisions in favor of the banks. The negative covenants include restrictions regarding the incurrence of liens, subject to certain exceptions. The financial covenant requires us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio.

Other Indebtedness

 In addition to the debt described above, as of June 30, 2013, we have $22 million of borrowings outstanding under our overdraft facilities, notes payable of $14 million and capital lease obligations of $9 million.

As of June 30, 2013, we were in compliance with all covenants in our outstanding debt instruments.

Commitments

As of June 30, 2013, approximately $14 billion of unused credit was available to Bill Me Later accountholders. While this amount represents the total unused credit available, we have not experienced, and do not anticipate, that all of our Bill Me Later accountholders will access their entire available credit at any given point in time. In addition, the individual lines of credit that make up this unused credit are subject to periodic review and termination by the chartered financial institution that is the issuer of Bill Me Later credit products based on, among other things, account usage and customer creditworthiness.  When a consumer makes a purchase using a Bill Me Later credit product, the chartered financial institution extends credit to the consumer, funds the extension of credit at the point of sale and advances funds to the merchant. We subsequently purchase the receivables related to the consumer loans extended by the chartered financial institution and, as a result of the purchase, bear the risk of loss in the event of loan defaults. Although the chartered financial institution continues to own each customer account, we own the related receivable, and Bill Me Later is responsible for all servicing functions related to the account.

Liquidity and Capital Resource Requirements

As of June 30, 2013 and December 31, 2012, we had assets classified as cash and cash equivalents, as well as short-term and long-term non-equity investments, in an aggregate amount of $11.7 billion and $11.5 billion, respectively. As of June 30, 2013, this amount included assets of these types held outside the U.S. in certain of our foreign operations totaling approximately $8.9 billion. If these assets were distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances. We actively monitor all counterparties that hold these assets, primarily focusing on the safety of principal and secondarily improving yield on these assets. We diversify our cash and cash equivalents and investments among various counterparties in order to reduce our exposure should any one of these counterparties fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments; however, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets. At any point in time we have funds in our operating accounts and customer accounts that are deposited with third party financial institutions.

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

Off-Balance Sheet Arrangements

As of June 30, 2013, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

In Europe, we have two cash pooling arrangements with a financial institution for cash management purposes. These arrangements allow for cash withdrawals from this financial institution based upon our aggregate operating cash balances held in Europe within the same financial institution (“Aggregate Cash Deposits”) for more efficient cash management and investment purposes. These arrangements also allow us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under these arrangements. As of June 30, 2013, we had a total of $4.1 billion in cash withdrawals offsetting our $4.1 billion in Aggregate Cash Deposits held within the same financial institution under these cash pooling arrangements.

Indemnification Provisions

In the ordinary course of business, we have included limited indemnification provisions in certain of our agreements with parties with which we have commercial relations, including our standard marketing, promotions and application-programming-interface license agreements. Under these contracts, we generally indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with claims by a third party with respect to our domain names, trademarks, logos and other branding elements to the extent that such marks are applicable to our performance under the subject agreement. In certain cases we have agreed to provide indemnification for intellectual property infringement. Our Enterprise business has provided in many of its major ecommerce agreements an indemnity for other types of third-party claims, which are indemnities mainly related to various intellectual property rights, and we have provided similar indemnities in a limited number of agreements for our other businesses, including our Magento business. In our PayPal business, we have provided an indemnity to our payment processors in the event of certain third-party claims or card association fines against the processor arising out of conduct by PayPal or PayPal customers. PayPal has also provided a limited indemnity to merchants using its retail point of sale payment services. It is not possible to determine the maximum potential loss under these indemnification provisions due to our limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, losses recorded in our statement of income in connection with our indemnification provisions have not been significant, either individually or collectively.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2012. Our market risk profile has not changed significantly during the first six months of 2013.

Interest Rate Risk

As of June 30, 2013, approximately 53% of our total cash and investment portfolio was held in bank deposits and money market funds. As such, changes in interest rates will impact interest income. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. As of June 30, 2013, 100% of the outstanding senior notes issued under our shelf registration statement bore interest at fixed rates. Therefore, changes in interest rates will not impact interest expense on those senior notes. However, changes in interest rates will impact interest expense on any borrowings under our revolving credit facility, which bear interest at floating rates, and the interest rate on any commercial paper borrowings we make and any floating-rate debt securities we may issue in the future and, accordingly, will impact interest expense or cost of net revenues (or both).

As of June 30, 2013, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

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

As of June 30, 2013, our cost and equity method investments totaled $325 million, which represented approximately 3% of our total cash and investment portfolio and were primarily related to equity method investments in privately held companies. We review our investments for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value is other-than-temporary. Our analysis includes a review of recent operating results and trends, recent sales/acquisitions of the securities in which we have invested and other publicly available data.

Equity Price Risk

We are exposed to equity price risk on marketable equity instruments due to market volatility. As of June 30, 2013, the total fair value of our marketable equity instruments (primarily related to our equity holdings in MercadoLibre) was $882 million, which represented approximately 7% of our total cash and investment portfolio.

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

We have a foreign exchange exposure management program designed to identify material foreign currency exposures, manage these exposures and reduce the potential effects of currency fluctuations on our reported consolidated cash flow and results of operations through the purchase of foreign currency exchange contracts. These foreign currency exchange contracts are accounted for as derivative instruments; for additional details related to our derivative instruments, please see “Note 6 – Derivative Instruments” to the condensed consolidated financial statements included in this report.

European Debt Exposures

We actively monitor our exposure to the European markets, including the impact of sovereign debt issues associated with Cyprus, Greece, Ireland, Italy, Portugal and Spain.  As of June 30, 2013, we did not have any direct investments in the sovereign debt of these countries or in debt securities issued by corporations or financial institutions organized in these countries.  We maintain a small number of operating bank accounts with Spanish, Italian and Portuguese banks that have balances that we do not consider material.

Item 4:	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934) required by Rules 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Our operating results have varied on a quarterly basis during our operating history. Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our operating results include risks described elsewhere in this section and the following:

•
general economic conditions, including the possibility of a prolonged period of limited economic growth or possible economic decline in Europe; adverse effects of the ongoing sovereign debt crisis in Europe, including increased Euro currency exchange rate volatility, the negative impact of the crisis and related austerity measures on European economic growth, potential negative spillover effects to the rest of the world, the “contagion” risk of the crisis spreading to additional countries in Europe, the possibility that one or more countries may leave the Euro zone and re-introduce their individual currencies, and, in more extreme circumstances, the possible dissolution of the Euro currency; the possibility of greater austerity in the U.S. due to, among other factors, automatic sequesters, failure to raise the “debt ceiling,” or other related actions (or failure to take actions) by the U.S. Congress and executive branch and, more generally, the impact of uncertainty regarding the fiscal policy of the U.S. government; disruptions to the credit and financial markets in Europe, the U.S., and elsewhere; contractions or limited growth in consumer spending or consumer credit; and adverse economic conditions that may be specific to the Internet, ecommerce and payments industries;

•	our ability to manage the rapid shift from online commerce and payments to mobile and multi-channel commerce and payments;

•
our ability to improve the quality of the user experience on our websites and through mobile devices (including our customer support in the event of a problem) to keep pace with the improved quality of the user experience generally offered by competitive platforms;

•
our ability to upgrade and develop our systems (including the migration to our Enterprise business' new enterprise commerce platform and our need to “replatform” our base PayPal technology), infrastructure and customer service capabilities to accommodate growth and to improve the functionality and reliability of our websites and services at a reasonable cost while maintaining 24/7 operations;

•
the primary and secondary effects of previously announced and possible future changes to our pricing, products and policies, including, among other changes, restrictions or holds on payments made to certain sellers or in connection with certain transactions; changes to our dispute resolution process and buyer and seller protections; upgrades to eBay checkout services, including the introduction of an eBay shopping cart/basket that enables buyers to add items from multiple sellers and pay in a single checkout; changes to our fee structure; changes to the design, navigation and functionality of the eBay.com website, including a redesigned homepage, the addition of an “eBay Feed” that allows users to establish a personalized feed of items on their homepage and the display of larger images and product information; changes to the checkout process, including the ability for users to connect their eBay and PayPal accounts more easily; new functionality for sellers to specify shipping, payment and return policies (collectively referred to as “business policies"), which sellers automatically began to be opted into beginning in mid-June 2013 and which will become mandatory in 2014; enforcement of new picture quality requirements for listed items starting in July 2013; and other products and features through which we are increasingly intermediating more aspects of transactions between buyers and sellers using our platforms;

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

•
our ability to comply with existing and new laws and regulations as we expand the range and geographical scope of our products and services and as we grow larger, including those laws and regulations discussed below under the captions “There are many risks associated with our international operations,” “We are subject to general litigation and regulatory disputes,” “Our Payments business is subject to a number of laws and regulations, including those governing banking, money transmission, and payment services, that vary in the markets where we operate, and any violations of such laws and regulations could subject us to liability, licensure and regulatory approval, and may force us to change our business practices,” “If our Payments business is found to be in violation of any anti-money laundering or counter-terrorist financing laws or regulations, it could be subject to liability and regulatory oversight and may be forced to change its business practices,” and “If our Payments business is found to be subject to or in violation of any consumer protection laws or regulations or to have violated criminal statutes or regulations, it could be subject to liability, licensure and regulatory approval and may be forced to change its business practices”;

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

•	changes to our use of advertising on our sites;

•	the costs and results of litigation or regulatory actions that involve us;

•	technical difficulties or service interruptions involving our websites;

•	disruptions to services provided to us or our users by third parties;

•	our ability to manage the transaction loss rate in our Marketplaces, Payments and Enterprise ecommerce services businesses;

•	our ability to manage funding costs, credit risk and interest-rate risk associated with our Bill Me Later business;

•	our ability to successfully and cost-effectively integrate and manage businesses that we acquire;

•	the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our businesses, operations and infrastructure;

•	our ability to comply with the requirements of entities whose services are required for our operations, such as payment card networks and banks;

•	the cost and availability of traditional and online advertising, and the success of our brand building and marketing campaigns;

•	our ability to attract new personnel in a timely and effective manner and to retain key employees;

•	the continued healthy operation of our technology suppliers and other commercial counterparties;

•
continued consumer acceptance of the Internet and of mobile devices as a medium for commerce and payments in the face of increasing publicity about data privacy issues, including breaches, fraud, spoofing, phishing, viruses, spyware, malware and other dangers; and

•	macroeconomic and geopolitical events affecting commerce generally.

It is difficult for us to forecast the level or source of our revenues or earnings accurately. In view of the rapidly evolving nature of our business, period-to-period comparisons of our operating results may not be meaningful, and you should not rely upon them as an indication of future performance. We do not have backlog, and substantially all of our net revenues each quarter come from transactions involving sales or payments during that quarter. Due to the inherent difficulty in forecasting revenues, it is also difficult to forecast income statement expenses as a percentage of net revenues. Quarterly and annual income statement expenses as a percentage of net revenues may be significantly different from historical or projected rates. Our operating results in one or more future quarters may fall below the expectations of securities analysts and investors. In that event, the trading price of our common stock would almost certainly decline.

We invest heavily in technology, marketing and promotion, customer support, protection programs and further development of the operating infrastructure for our operations. Some of this investment entails long-term contractual commitments. As a result, we may be unable to adjust our spending rapidly enough to compensate for any unexpected revenue shortfall, which may harm our profitability.

The growth of Internet users is slowing in many countries where we have a significant presence. As our growth rates in established markets slow, we will increasingly need to focus on keeping existing Marketplaces users (especially our top buyers and sellers) and PayPal account holders (especially in our merchant services business) active and increasing their activity level on our websites and mobile platforms in order to continue to grow those businesses. The growth of Internet users is accelerating in some countries and regions where we do not have a significant presence (e.g., Brazil/Latin America, Russia, China and certain other countries in which we do not have a meaningful (or, in some cases, any) domestic business). If we are unable to establish our businesses and drive adoption of our services in such markets, our future growth would be negatively impacted.

Mobile commerce and mobile payments represent an increasingly important part of our businesses. Our users who have joined, and/or primarily interact with, us through mobile devices may exhibit different behavioral patterns than our more traditional Internet ecommerce and payments users. If this results in fewer interactions, lower levels of engagement, lower conversion, or lower value of each interaction or conversion, our businesses could be harmed.

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

We regularly announce changes to our Marketplaces business intended to drive more sales and improve seller efficiency and buyer experiences and trust. Some of the changes that we have announced to date have been controversial with, and led to dissatisfaction among, our sellers, and additional changes that we announce in the future may also be negatively received by some of our sellers. This may not only impact the supply of items listed on our websites, but because many sellers also buy from our websites, it may adversely impact demand as well. Given the number of recent changes that we have made and continue to make to our policies and pricing, it may take our sellers some time to fully assess and adjust to these changes, and sellers may elect to reduce volume on our websites while making such assessments and adjustments or in response to these changes. If any of these changes cause sellers to move their business (in whole or in part) away from our websites or otherwise fail to improve gross merchandise volume or the number of successful listings, our operating results and profitability will be harmed.

We believe that the mix of sales under our traditional auction-style listing format and fixed-price listing format will continue to shift towards our fixed-price format. Accordingly, we have eliminated some of the features related to our traditional auction-style format and expect others will continue to become less meaningful to, and used less frequently by, our sellers, resulting in a corresponding decrease in revenues from those features. We also expect that the costs associated with our seller discount programs will increase as more sellers become eligible for such discounts. In addition, because a large percentage of PayPal transactions originate on the Marketplaces platform, declines in growth rates in major Marketplaces markets also adversely affect PayPal's growth. The expected future growth of our PayPal, Enterprise, StubHub and our other lower margin businesses may also cause downward pressure on our profit margins because those businesses have lower gross margins than our Marketplaces platforms.

The sluggish economy and the sovereign debt crisis could harm our business.

Our Marketplaces, Payments and Enterprise ecommerce services businesses are dependent on consumer purchases, and our Enterprise business is also impacted by the offline businesses of our Enterprise clients. The economic downturn resulted in reduced buyer demand and reduced selling prices, and the slow recovery and possible impact of automatic sequesters or a failure to raise the “debt ceiling” in the U.S., as well as the impact of the sovereign debt crisis and resulting austerity measures in Europe, may reduce the volume and prices of purchases on our Marketplaces platforms, the volume and prices of transactions paid for using our Payment services and the online and offline businesses of our Enterprise clients, which would adversely affect our business. These macroeconomic factors could also have a negative and adverse impact on companies with which we do business, which in turn could have an adverse effect on our business.

We are exposed to fluctuations in currency exchange rates and interest rates.

Because we generate a majority of our revenues outside the U.S. but report our financial results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. In connection with its multi-currency service, PayPal fixes exchange rates twice per day, and may face financial exposure if it incorrectly fixes the exchange rate or if exposure reports are delayed. Given that PayPal also holds some corporate and customer funds in non-U.S. currencies, its financial results are affected by the translation of these non-U.S. currencies into U.S. dollars. In addition, the results of operations of many of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions will result in increased revenues, operating expenses and net income. Similarly, if the U.S. dollar strengthens against foreign currencies, our translation of foreign currency denominated transactions will result in lower net revenues, operating expenses and net income. If the U.S. dollar strengthens against major European currencies (e.g., the Euro and British pound) due to the ongoing sovereign debt crisis in Europe, worsening economic conditions or for any other reasons, our revenues and operating results would be adversely impacted. For the three months ended June 30, 2013, foreign currency movements relative to the U.S. dollar negatively impacted our net revenues of $3.9 billion by less than $1 million (net of a positive impact from hedging activities included in PayPal's net revenue of approximately $3 million) compared to the same period in the prior year. As exchange rates vary, net revenues and other operating results, when translated, may differ materially from expectations. In particular, to the extent the U.S. dollar strengthens against the Euro, British pound, Korean won, Australian dollar, or Canadian dollar, our foreign revenues and profits will be reduced as a result of these translation adjustments. While from time to time we enter into transactions to hedge portions of our foreign currency translation exposure, it is impossible to predict or completely eliminate the effects of this exposure. In addition, to the extent the U.S. dollar strengthens against the Euro, the British pound, the Australian dollar or other currencies, cross-border trade related to purchases of dollar-denominated goods (or goods from those Asia-Pacific countries whose currencies tend to follow the dollar) by non-U.S. purchasers will likely decrease, and that decrease will likely not be offset by a corresponding increase in cross-border trade involving purchases by U.S. buyers of goods denominated in other currencies, which would adversely affect our business.

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

In May 2010, a lawsuit was filed against Bill Me Later, PayPal and eBay in California state court, alleging that in its relationship with the chartered financial institution, Bill Me Later is acting as the true lender to customers and violating various California laws, including the state's usury law. That suit was later removed to the U.S. District Court for the Central District of California. In September 2011, WebBank requested to intervene in the action and was added as a party to the action. In October 2011, the court transferred the case to the U.S. District Court for the District of Utah.

Following the transfer, the Utah Court allowed plaintiffs the opportunity to amend the complaint and plaintiffs filed an amended complaint in February 2012. We and WebBank filed a motion to dismiss all claims in the amended complaint in March 2012. A hearing on the motion was held by the court in September 2012. We believe that plaintiffs' allegations are without merit and intend to defend ourselves vigorously. However, this area of law is uncertain and if the lawsuit is successful, Bill Me Later may be required to change its methods of operations, pay very substantial damages and reduce some of its charges and fees, which would adversely affect our business.

Our Payments business is subject to a number of laws and regulations, including those governing banking, money transmission, and payment services, that vary in the markets where we operate, and any violations of such laws and regulations could subject us to liability, licensure and regulatory approval, and may force us to change our business practices.

Our Payments business is subject to various laws and regulations in the U.S. and other countries where it operates, including those governing banking, money transmission and payment services. The legal and regulatory requirements that apply to our Payments business vary in the markets where we operate and have increased over time as the range and geographical scope of our business and products have expanded. Any new laws and regulations (or changes to, or expansion of, the interpretation or application of existing laws and regulations) applicable to our Payments business could subject PayPal to additional laws and regulations, additional licensure requirements and increased regulatory scrutiny, which could force PayPal to change its business practices and harm PayPal's business.  While PayPal has a compliance program focused on compliance with applicable laws and regulations and has significantly increased the resources of that program in the last several years, there can be no assurance that we will not be subject to fines or other enforcement actions in one or more jurisdictions or be required to make changes to our business practices or compliance programs to comply in the future.

While PayPal currently allows its customers with credit cards to send payments from approximately 190 markets, PayPal only allows customers in 110 of those markets (including the U.S.) to receive payments, in some cases with significant restrictions on the manner in which customers can withdraw funds. These limitations may affect PayPal's ability to grow in these markets. Of the markets whose residents can use the PayPal service, 32 (28 countries plus four French overseas departments) are members of the European Union, or EU. Since 2007, PayPal has provided localized versions of its service to customers in the EU through PayPal (Europe) S.à r.l. et Cie, SCA, a wholly-owned subsidiary of PayPal that is licensed and subject to regulation as a bank in Luxembourg by the Commission de Surveillance du Secteur Financier (CSSF). Accordingly, PayPal (Europe) is subject to significant fines or other enforcement action if it violates the disclosure, reporting, anti-money laundering, capitalization, funds management, corporate governance, information security, sanctions or other requirements imposed on Luxembourg banks. Any fines or other enforcement actions imposed by the Luxembourg regulator could adversely affect PayPal's business. PayPal (Europe) implements its localized services in EU countries through a “passport” notification process through the Luxembourg regulator to regulators in other EU member states pursuant to EU Directives, and has completed the “passport” notification process in all EU member countries. The regulators in these countries could notify PayPal (Europe) of local consumer protection laws that apply to its business, in addition to Luxembourg consumer protection law, and could also seek to persuade the Luxembourg regulator to order PayPal (Europe) to conduct its activities in the local country through a branch office. These or similar actions by these regulators could increase the cost of, or delay, PayPal's plans for expanding its business in EU countries. In addition, national interpretations of regulations implementing the EU Payment Services Directive, which established a new regulatory regime for payment services providers in 2009, may be inconsistent, which could make compliance more costly and operationally difficult to manage.

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

In Australia, PayPal serves its customers through PayPal Australia Pty. Ltd., which is licensed by the Australian Prudential Regulatory Authority as a purchased payment facility provider, which is a type of authorized depository institution. Accordingly, PayPal Australia is subject to significant fines or other enforcement action if it violates the disclosure, reporting, anti-money laundering, capitalization, corporate governance or other requirements imposed on Australian depository institutions. In China, PayPal is affiliated with Shanghai Wangfuyi Information Technology Ltd., which is licensed as an Internet Content Provider and operates a payments service only for Chinese customers and only for transactions denominated in Chinese currency. The People's Bank of China (PBOC) has enacted regulations to establish a new type of license, called a Payment Clearing Organization (PCO) license, which will be required for non-bank payment services. The PBOC regulations are not clear as to whether a foreign-owned company such as PayPal can control or invest in a PCO, and whether Wangfuyi or PayPal's wholly-owned subsidiary in China would be eligible to obtain a PCO license. Nonetheless, PayPal has applied for such a license.

To date, PayPal has obtained licenses to operate as a money transmitter in 46 U.S. states, the District of Columbia and Puerto Rico. PayPal is also licensed as an escrow agent in one U.S. state. PayPal is applying for money transmitter licenses in one additional state and one U.S. territory to facilitate its planned offering of payment services at the retail point of sale. The two remaining U.S. states where PayPal has not applied for a license do not currently regulate money transmitters. As a licensed money transmitter, PayPal is subject to restrictions on its investment of customer funds, reporting requirements, bonding requirements, and inspection by state regulatory agencies. If PayPal were found to be in violation of money services laws or regulations, PayPal could be subject to liability and/or additional restrictions, forced to cease doing business with residents of certain states, forced to change its business practices, or required to obtain additional licenses or regulatory approvals that could impose a substantial cost on PayPal. Any change to PayPal's business practices that makes the service less attractive to customers or prohibits its use by residents of a particular jurisdiction could also decrease the velocity of trade on eBay and websites operated by Enterprise clients that accept PayPal as a form of payment, which would further harm our business.

In 2012, PayPal's California regulator, the California Department of Financial Institutions (DFI), notified PayPal that PayPal's practice of holding the funds underlying U.S. customer balances as an agent on behalf of its customers, rather than as owner of those funds, meant that PayPal could not treat those funds as liquid assets for purposes of the liquidity rules applicable to California money transmitter licensees.  Based on changes to our U.S. PayPal user agreement effective November 2012, PayPal began holding U.S. customer balances as direct claims against PayPal, rather than as an agent or custodian on behalf of such PayPal customers. As a result, effective November 2012, all U.S. PayPal customer balances, which were previously reported as off-balance sheet, have been reflected as assets in our consolidated balance sheet under "Funds receivable and customer accounts," with an associated liability under "Funds payable and amounts due to customers." In addition, this change disqualified the customer balances from pass-through FDIC insurance and resulted in U.S. PayPal customers becoming general creditors of PayPal with respect to such customer balances. This change could also result in decreased revenue to PayPal as it has shifted some of the funds from interest-bearing deposit accounts to government securities that could bear lower interest rates.

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

In many of the markets other than Singapore served by PayPal Private Ltd., it is not clear whether PayPal's Singapore-based service is subject only to Singaporean law or, if it were subject to local laws, whether such local law would require a payment processor like PayPal to be licensed as a bank or financial institution or otherwise. In such markets, PayPal may rely on partnerships with local banks to process payments and conduct foreign exchange in local currency. Local regulators who do not have direct jurisdiction over Singapore-based PayPal Private Ltd. may use their local regulatory power to slow or halt payments to local merchants conducted through PayPal's local banking partner. Such regulatory actions impacting local banking partner arrangements could impose substantial costs and involve considerable delay to the provision or development of PayPal services in a given market, or could prevent PayPal from providing any services in a given market. For example, in January 2010, the Reserve Bank of India directed the Indian affiliate of PayPal's processing bank to suspend withdrawals to the Indian bank accounts of PayPal customers for both personal and business customers for a period of time. As a result, PayPal ended personal non-commercial payments to and from Indian accounts and the ability of Indian sellers to spend payments they receive, and also stopped offering certain commercial payments between Indian buyers and Indian sellers. In November 2010, the Reserve Bank of India issued guidelines to Indian banks on the requirements for processing export-related transactions for online payment gateway service providers such as PayPal, including a limitation on the amount of individual transactions to no more than $500 (increased in October 2011 to $3,000 and in June 2013 to $10,000). The Reserve Bank has also approved an application by PayPal's processing bank in India which would permit PayPal to process domestic Indian transactions, subject to a number of conditions. The Reserve Bank may again impose a suspension if it is not satisfied with PayPal's and its partner bank's actions to comply with these guidelines. In the event of any non-compliance, PayPal could be subject to fines from the Reserve Bank, and PayPal's prospects for future business in India, both cross-border and domestic, could be materially and adversely affected. As another example, PayPal could also be required to change the nature of its relationship with a local banking partner in order to continue offering Taiwanese merchants the ability to receive payments in non-Taiwanese currency and withdraw those payments to their Taiwanese bank in Taiwanese currency.

Even if PayPal is not currently required to be licensed in some jurisdictions, future localization or targeted marketing of PayPal's service or expansion of the financial products offered by PayPal (whether alone, through a commercial alliance or through an acquisition) in those countries could subject PayPal to additional licensure requirements, laws and regulations and increased regulatory scrutiny, which may harm PayPal's business. For example, PayPal is required to obtain a license in Russia to expand its services there. PayPal has formed a Russian subsidiary to apply for such a license, and has received approval for a license, though PayPal has not yet completed migration of its Russian customers from PayPal Private Ltd. to the Russian subsidiary. Even if PayPal does not expand its services in the countries it serves, changes in the laws of those countries could also require us to obtain new licenses or submit new registrations. For example, PayPal has submitted an application for a license in the Canadian province of Quebec, and expects that new laws or regulations may require license applications in the near future in Brazil, Turkey and Hong Kong. There can be no assurance that PayPal will be able to obtain any such licenses. Even if PayPal were able to obtain such licenses, there are substantial costs involved in maintaining such licenses, and PayPal would be subject to fines or other enforcement action if it violates disclosure, reporting, anti-money laundering, capitalization, corporate governance or other requirements of such licenses. These factors could impose substantial additional costs and involve considerable delay to the provision or development of PayPal's products. Delay or failure to receive such a license or regulatory approval could require PayPal to change its business practices or features in ways that would adversely affect PayPal's expansion plans or force PayPal to suspend providing products and services to customers in one or more countries.

Although we do not originate loans under the Bill Me Later service, we do purchase receivables related to the consumer loans extended by the bank which originates them. One or more jurisdictions may conclude that the eBay company which purchases those receivables is a lender or money transmitter or loan broker, which could subject us to liability or regulation in such jurisdictions. As described under the caption “Bill Me Later's operations depend on lending services provided by an unaffiliated lender” above, a lawsuit pending against Bill Me Later in the U.S. District Court for the District of Utah alleges that, in its relationship with the former issuer of the Bill Me Later credit products, Bill Me Later was acting as the true lender to customers in violation of various California laws, including the state's usury law. Additionally, federal regulators could mandate changes to the relationship between us and the issuing bank of the Bill Me Later credit products. Any termination or interruption of the issuing bank's lending services to consumers could result in an interruption of Bill Me Later services, as described under the caption “Bill Me Later's operations depend on lending services provided by an unaffiliated lender” above.

If our Payments business is found to be in violation of any anti-money laundering or counter-terrorist financing laws or regulations, it could be subject to liability and regulatory oversight and may be forced to change its business practices.

PayPal is also subject to various anti-money laundering and counter-terrorist financing laws and regulations around the world that prohibit, among other things, its involvement in transferring the proceeds of criminal activities. PayPal is focused on compliance with these laws and regulations and has programs designed to comply with new and existing legal and regulatory requirements. However, any errors, failures or delays in complying with federal, state or foreign anti-money laundering and counter-terrorist financing laws could result in significant criminal and civil lawsuits, penalties and forfeiture of significant assets or other enforcement actions. In the U.S., PayPal is subject to regulations that require it to report, within required timeframes, suspicious activities involving transactions of $2,000 or more, and may be required to obtain and keep more detailed records on the senders and recipients in certain transfers of $3,000 or more. New regulations governing prepaid access programs which took full effect in March 2012 require PayPal to take additional steps to verify the identity of customers who pre-fund a PayPal balance. U.S. regulators have increased scrutiny of compliance with these obligations. Existing and new regulations may require PayPal to revise further its compliance program, including the procedures it uses to verify the identity of its customers and to monitor international and domestic transactions.

Several countries in which PayPal is regulated, including Australia, Japan, Luxembourg, and Singapore, have implemented new anti-money laundering and counter-terrorist financing laws and regulations, and PayPal has had to make changes to its procedures in response. In November 2009, the Australian anti-money laundering and counter-terrorist financing regulator (AUSTRAC) accepted an enforceable undertaking from PayPal Australia pursuant to which PayPal Australia agreed, among other things, to appoint an independent auditor to assess PayPal Australia's anti-money laundering compliance policies and procedures and issue a report identifying any unremediated deficiencies accompanied by a plan by PayPal to remedy any such deficiencies. Pursuant to the remediation plan submitted by PayPal Australia and accepted by AUSTRAC, PayPal Australia was required to invest in significant improvements to its anti-money laundering and counter-terrorist financing systems, policies and operations. AUSTRAC formally notified PayPal of the closure of the enforceable undertaking. As PayPal continues to localize its services in additional jurisdictions, it could be required to meet standards similar to or more burdensome than those in Australia. The European Commission has also announced a consultation process to consider revisions to the European Anti-Money Laundering Directive. These requirements, and any new requirements in the future, could impose significant costs on PayPal, cause delay to other planned product improvements, make it more difficult for new customers to join its network and reduce the attractiveness of its products, which could materially harm our business.

If our Payments business is found to be subject to or in violation of any consumer protection laws or regulations or to have violated criminal statutes or regulations, it could be subject to liability, licensure and regulatory approval and may be forced to change its business practices.

Our Payments business is increasingly subject to consumer protection laws and regulations, which vary in the U.S. and other countries in which it operates.

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

In January 2012, the Consumer Financial Protection Bureau finalized new rules under Regulation E, mandated by the Dodd-Frank Act, which will require PayPal, starting in October 2013, to provide additional disclosures, error resolution rights and cancellation rights to U.S. consumers who make international remittance payments. These requirements could increase our costs of processing international payments and adversely affect our business.

Given that our Payments business is subject to laws and regulations and licensing requirements as described in these risk factors, any determination that we have not properly complied with laws and regulations or any instances in which we are criminally indicted or found to have violated a criminal statute or regulation could adversely impact our regulatory status and our ability to offer our products and services in one or more jurisdictions, which would harm our business.

Changes to payment card networks or bank fees, rules, or practices could harm PayPal's business.

PayPal does not directly access payment card networks, such as Visa and MasterCard, which enable PayPal's acceptance of credit cards and debit cards (including some types of prepaid cards). As a result, PayPal must rely on banks or other payment processors to process transactions, and must pay fees for this service. From time to time, payment card networks have increased, and may increase in the future, the interchange fees and assessments that they charge for each transaction using one of their cards. For example, MasterCard has recently announced a new Staged Digital Wallet Operator Annual Network Access Fee which would apply to many of PayPal's transactions if the buyer uses a MasterCard to fund their payment, which has been collected starting in June 2013. PayPal's payment card processors have the right to pass any increases in interchange fees and assessments on to PayPal as well as increase their own fees for processing. Changes in interchange fees and assessments could increase PayPal's operating costs and reduce its profit margins. In addition, in some jurisdictions, governments have required

Visa and MasterCard to reduce interchange fees, or have opened investigations as to whether Visa or MasterCard's interchange fees and practices violate antitrust law. In the U.S., the Dodd-Frank Act enacted in 2010 authorizes the Federal Reserve Board to regulate debit card interchange rates and debit card network exclusivity provisions, and in June 2011, the Federal Reserve Board issued a final rule capping debit card interchange fees at significantly lower rates than Visa or MasterCard previously charged. Any material reduction in credit or debit card interchange rates in the U.S. or other markets could jeopardize PayPal's competitive position against traditional credit and debit card processors, although it would also lower PayPal's costs. While the regulations adopted by the Federal Reserve Board in June 2011 do not treat PayPal as a “payment card network,” future changes to those regulations or to PayPal's business could potentially cause PayPal to be treated as a payment card network, which could subject PayPal to additional regulation and require PayPal to change its business practices, which could reduce PayPal's revenue and adversely affect PayPal's business.

PayPal is required by its processors to comply with payment card network operating rules, and PayPal has agreed to reimburse its processors for any fines they are assessed by payment card networks as a result of any rule violations by PayPal or PayPal's customers. The payment card networks set and interpret the card rules. Payment card networks have from time to time alleged that various aspects of PayPal's business model violate these operating rules. Such allegations have recently been made more aggressively, and if not resolved, could result in material fines and penalties or require changes in PayPal's business that may be costly, make it less attractive to customers or even require PayPal to cease certain operations. The payment card networks could adopt new operating rules or interpret or re-interpret existing rules that PayPal or its processors might find difficult or even impossible to follow, or costly to implement. As a result, PayPal could lose its ability to give customers the option of using payment cards to fund their payments, or could lose its ability to give customers the choice of currency in which they would like their card to be charged, which would reduce PayPal's revenues from cross-border trade. If PayPal were unable to accept payment cards, its business would be seriously damaged. In addition, the velocity of trade on eBay and websites operated by Enterprise clients that accept PayPal as a form of payment could decrease and our business would further suffer.

PayPal is also required to comply with payment card networks' special operating rules for Internet payment services. PayPal and its payment card processors have implemented specific business processes for merchant customers in order to comply with these rules, but any failure to comply could result in fines, the amount of which would be within the payment card networks' discretion. PayPal also could be subject to fines from payment card networks if it fails to detect that merchants are engaging in activities that are illegal or that are considered “high risk,” primarily the sale of certain types of digital content. For “high risk” merchants, PayPal must either prevent such merchants from using PayPal or register such merchants with payment card networks and conduct additional monitoring with respect to such merchants. PayPal has incurred fines from its payment card processors relating to PayPal's failure to detect the use of its service by illegal or “high risk” merchants. The amount of these fines has not been material, but did increase in 2012 compared to prior years. Any additional fines in the future would likely be for larger amounts, could become material and could result in a termination of PayPal's ability to accept payment cards or changes in PayPal's process for registering new customers, which would significantly damage PayPal's business. PayPal's new retail point-of-sale solution and PayPal Here product are also subject to payment card network operating rules, which may increase the costs of those products or otherwise negatively impact their deployment, particularly internationally.

Similarly, consumers of the websites operated by Enterprise clients typically pay for purchases by payment card or similar payment method. Accordingly, our Enterprise ecommerce services business faces risks similar to the risks described above for PayPal.

The listing or sale by our users of items that allegedly infringe the intellectual property rights of rights owners, included pirated or counterfeit items, may harm our business.

We have received in the past, and we anticipate receiving in the future, communications alleging that certain items listed or sold through our services by our users infringe third-party copyrights, trademarks and trade names, or other intellectual property rights. See “Item 1: Legal Proceedings” above. Although we have sought to work actively with the owners of intellectual property rights to eliminate listings offering infringing items on our websites, some rights owners have expressed the view that our efforts are insufficient. Content owners and other intellectual property rights owners have actively asserted their purported rights against online companies, including eBay. Allegations of infringement of intellectual property rights have resulted in threatened and actual litigation against us from time to time by rights owners, including litigation brought by luxury brand owners such as Tiffany & Co. in the U.S.; Rolex S.A. and Coty Prestige Lancaster Group GmbH in Germany; Louis Vuitton Malletier and Christian Dior Couture in France; and L'Oréal SA, Lancôme Parfums et Beauté & Cie and Laboratoire Garnier & Cie in several European countries. The plaintiffs in these cases seek to hold eBay liable for alleged counterfeit items listed on our sites by third parties; for “tester” and other consumer products labeled in a manner to prevent resale and for unboxed and other allegedly nonconforming products in each case listed on our sites by third parties; for the alleged misuse of trademarks or copyrights in listings or otherwise on our sites and in connection with paid search advertisements; for alleged violations of selective distribution channel laws or parallel import laws for listings of authentic items; and for alleged non-compliance with consumer protection laws. Such plaintiffs seek, among other remedies, injunctive relief and damages. In the aggregate, these suits could result in significant damage awards and injunctions that could, individually or in the aggregate, adversely affect our business. There are approximately 37,000 rights owners in our verified rights owner (VeRO) program, and each rights owner has anywhere from one to several hundred brands. Statutory damages for copyright or trademark violations could range up to $150,000 per copyright violation and $2,000,000 per trademark violation in the U.S., and may be even higher in other jurisdictions. These and similar suits may force us to modify our business practices, which could lower our revenue, increase our costs or make our websites and mobile platforms less convenient to our customers, which could materially harm our business. For example, in June 2013, the German Federal Supreme Court partially confirmed a decision by the Hamburg Court of Appeal in a matter where we had been found liable to prevent infringing children's chairs from appearing on the site, and ruled that as a result of keyword advertising that linked to search result lists, we were required to increase efforts to ensure that those search results were free from infringing content upon initial notification of such content. This decision may require us to change our business practices in Germany in a manner that increases our costs and lowers our revenue. In addition, rights owners have aggressively sought to reduce the applicability of limitations to intellectual property rights such as copyright exhaustion and the first sale doctrine in cases such as Vernor v. Autodesk Inc. (Ninth Circuit Court of Appeals) and Wiley v. Kirtsaeng (U.S. Supreme Court). Although the U.S. Supreme Court's ruling in Wiley v. Kirtsaeng overturned the Second Circuit Court of Appeals' ruling and established that the first sale doctrine applies in the U.S. to products lawfully made outside the U.S., some rights owners oppose that reasoning and have expressed support for a legislative change to the U.S. Copyright Act. To the extent the scope or applicability of such doctrines is limited or narrowed, the supply of goods available for resale on our sites may be adversely affected.

In addition to litigation from rights owners, we may be subject to regulatory, civil or criminal proceedings and penalties if governmental authorities believe we have aided and abetted in the sale of counterfeit goods. While we have had some early success in defending against such litigation, more recent cases have been based, at least in part, on different legal theories than those of earlier cases, and there is no guarantee that we will continue to be successful in defending against such litigation. Plaintiffs in recent cases have argued that we are not entitled to safe harbors under the Digital Millennium Copyright Act in the U.S. or as a hosting provider in the European Union under the Electronic Commerce Directive because of the alleged active nature of our involvement with our sellers, and that whether or not such safe harbors are available, we should be found liable because we supposedly have not adequately removed listings that are counterfeit or are authentic but allegedly violate trademark or copyright law or effectively suspended users who have created such listings. While we do not believe the European Court of Justice decision in the L'Oréal case (see “Item 1: Legal Proceedings” above) changes the standard for hosting immunity under the Electronic Commerce Directive, rights owners in European jurisdictions have asserted that our degree of participation in the transaction should cause us to be unable to take advantage of the hosting immunity exception. Final resolution of this issue has been left to the national courts of member countries in the European Union. We believe that the legal climate, especially in Europe, is becoming more adverse to our positions, which may require us to take actions which could lower our revenues, increase our costs, or make our websites and mobile platforms less convenient to our customers, which could materially harm our business. In certain emerging markets, the government may be less experienced in dealing with online commerce and/or hosting immunity protections may be more limited (or not available at all). In addition, public perception that counterfeit or pirated items are commonplace on our sites, even if factually incorrect, would damage our reputation, lower the price our sellers receive for their items and damage our business.

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

In addition, new laws have been proposed regulating ecommerce companies with respect to intellectual property issues. For example, ACTA and TPP are trade agreements that include international standards for enforcing intellectual property rights, including provisions regarding counterfeit goods and online piracy. The European Commission is considering revising the Intellectual Property Enforcement Directive, which could potentially increase our exposure to enforcement actions from rights owners. Implementation of these or similar laws could require us to change our business practices, increase our compliance costs and harm our business. Rights owners have also increasingly gone into U.S. courts and obtained injunctions requiring PayPal to cease handling transactions for named websites and third parties (in most cases located outside the U.S.) and to hold the funds of such parties pending judicial resolution of such rights owners' claims against such parties, which disrupts the relationship between PayPal and such parties and, if such parties sell on our Marketplaces platforms, could also adversely affect our Marketplaces business.

We are subject to patent litigation.

We have repeatedly been sued for allegedly infringing other parties' patents. We are a defendant in a number of patent suits and have been notified of several other potential patent disputes. We expect that we will increasingly be subject to patent infringement claims involving various aspects of our Marketplaces, Payments and Enterprise segments as our products and services continue to expand in scope and complexity (e.g., our mobile, local, social and digital initiatives); as we expand into new businesses, including through acquisitions; and as the universe of patent owners who may claim that we, companies that we have acquired, or our customers (including PayPal merchants and Enterprise clients) infringe their patents and the aggregate number of patents controlled by such patent owners correspondingly increases. Such claims may be brought directly against our companies and/or against our customers, including PayPal merchants and Enterprise clients, whom we may indemnify either because we are contractually obligated to do so or as a business matter. We and other technology companies have seen more of these claims from an increasing number of third parties whose sole or primary business is to assert such claims. In addition, we have seen significant patent disputes between operating companies in some technology industries (e.g., mobile telephony). Patent claims, whether meritorious or not, are time consuming and costly to defend and resolve, and could require us to make expensive changes in our methods of doing business, enter into costly royalty or licensing agreements, or cease conducting certain operations, which would harm our business.

Use of our services for illegal purposes could harm our business.

We may be unable to prevent our users from selling unlawful or stolen goods or unlawful services, or selling goods or services in an unlawful manner, and we (including our employees and directors of our various entities) may be subject to allegations of civil or criminal liability for unlawful activities carried out by users through our services. We have been subject to several lawsuits based upon such allegations. In Turkey, local prosecutors and courts are investigating our liability for allegedly illegal actions by users of our Turkish Marketplaces business (GittiGidiyor). In accordance with local law and custom they are considering indicting, and have in some cases already indicted, one or more members of the board of directors of our local Turkish subsidiary. We intend to defend vigorously against any such actions. In August 2012, we were informed that U.S. listings of footwear with religious imagery were visible on our local Indian site and we immediately removed these listings. In September 2012, a criminal case was registered against us in India in regard to these listings, and we are challenging the prosecution of this case. Also, the German Federal Supreme Court has ruled that we may have a duty to take reasonable measures to prevent prohibited DVDs from being sold on our site to minors and that competitors may be able to enforce this duty. In a number of circumstances, third parties, including government regulators and law enforcement officials, have alleged that our services aid and abet certain violations of certain laws, including anti-scalping laws with respect to the resale of tickets, laws regarding the sale of counterfeit items, laws restricting or prohibiting the transferability (and by extension, the resale) of digital goods (e.g., event tickets, books, music and software), the fencing of stolen goods, selective distribution channel laws, customs laws, distance selling laws and the sale of items outside of the U.S. that are regulated by U.S. export controls. As we seek to reduce bad buying experiences and improve the customer experience on our sites, our level of interaction with buyers and sellers may increase over time, which could in turn increase our potential exposure to allegations of civil or criminal liability for unlawful activities carried out by users through our services.

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

PayPal's payment system is also susceptible to potentially illegal or improper uses, including illegal online gambling, fraudulent sales of goods or services, illicit sales of prescription medications or controlled substances, piracy of software, movies, music and other copyrighted or trademarked goods, money laundering, terrorist financing, bank fraud, child pornography trafficking, prohibited sales of alcoholic beverages or tobacco products, online securities fraud and encouraging, promoting, facilitating or instructing others to engage in illegal activities. There has been an increased focus by rights owners and U.S. government officials on the role that payments systems play in the sale of, and payment for, pirated digital goods on the Internet, primarily through file sharing services. Recent changes in law have increased the penalties for intermediaries providing payment services for certain illegal activities and additional payments-related proposals are under active consideration by government policymakers. Despite measures PayPal has taken to detect and lessen the risk of this kind of conduct, illegal activities could still be funded using PayPal. Any resulting claims, liabilities or loss of transaction volume could damage our reputation and harm our business.

If our Enterprise business is unable to enhance its platform and migrate clients to its new enterprise commerce platform in a timely and cost-effective manner, it would be substantially harmed.

Our Enterprise business is in the process of enhancing and unbundling the components of its ecommerce and payments platform and continuing to migrate its existing customers to its new platform. This project is very expensive and time consuming and involves significant technical risk. Previously planned migrations of certain clients to the new platform have been delayed into the second half of 2013 and beyond. If client migrations to the new platform continue to be delayed, the functionality of the new platform is not accepted by existing Enterprise clients or prospective clients targeted by our Enterprise business, the new platform contains an unacceptable amount of design flaws or does not perform or operate as expected, or our Enterprise business fails to meet client commitments and services level agreements, our Enterprise business could continue to be subject to substantial penalties under its agreements with its clients (including significant financial penalties and termination rights for its affected clients), its relationships with its clients and their respective businesses could continue to be substantially harmed, and additional Enterprise clients may seek to terminate their contracts with our Enterprise business early based on actual or proposed breach. In addition, our Enterprise business' new enterprise commerce platform provides for substantially more client control over certain platform functionality, such as promotions and marketing, operations and performance analytics. If our Enterprise business is unable to help clients understand, assess and address their internal preparedness needs for the new platform, this could result in delays in deployment, client dissatisfaction due to lack of preparedness, degraded site performance, and additional support costs attributable to client-based issues. We believe that our Enterprise business' ability to secure new clients and retain current clients will be negatively impacted until it is able to successfully roll out the new enterprise commerce platform in live client implementations. Any of these events or circumstances could materially and adversely affect our Enterprise business. Even if accomplished successfully, this development and migration project may cost more than expected or take longer than planned, which could harm our Enterprise business.

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

A large number of transactions occur on our websites and mobile platforms on a daily basis. Government regulators have received a significant number of consumer complaints about our Marketplaces, Payments and Enterprise businesses, which, while small as a percentage of our total transactions, are large in aggregate numbers. As a result, from time to time we have been contacted by various U.S. and foreign governmental regulatory agencies that have questions about our operations and the steps we take to protect our users from fraud. PayPal has received inquiries regarding its restriction and disclosure practices from the Federal Trade Commission and regarding these and other business practices from the attorneys general of a number of states. In September 2006, PayPal entered into a settlement agreement with the attorneys general of a number of states under which it agreed to pay $1.7 million to the attorneys general, shorten and streamline its user agreement, increase educational messaging to users about funding choices and communicate more information regarding protection programs to users.

From time to time, we face inquiries from government regulators in various jurisdictions related to actions that we have taken that are designed to improve the security of transactions and the quality of the user experience on our websites and we may face similar inquiries from other government regulators in the future. For example, in 2008, the Australian Competition and Consumer Commission and the Reserve Bank of Australia reviewed our policies requiring sellers to offer PayPal as a payment alternative on most transactions on our localized Australian website and precluding sellers from imposing a surcharge or any other fee for accepting PayPal or other payment methods. From time to time, other regulators have requested information concerning PayPal's limitations of customer accounts. Similarly, from time to time Bill Me Later has received customer complaints that could result in investigations into Bill Me Later's business practices by state or federal regulators. As a result of the U.S. credit crisis, new laws and regulations have been, and are expected to be, adopted and implemented that impose additional obligations and restrictions on the provision of credit. We are likely to receive additional inquiries from regulatory agencies in the future, including under new or existing credit laws or regulations, relating to our business, products and services. We have responded to all inquiries from regulatory agencies by describing our current and planned antifraud efforts, customer support procedures, operating procedures and disclosures of the relevant business. If one or more of these agencies is not satisfied with our response to current or future inquiries, we could be subject to enforcement actions, fines or other penalties, or forced to change our operating practices in ways that could harm our business. One or more of these agencies also might take action against other companies with similar businesses which could force us to change our operating practices in ways that could harm our business.

We are subject to general litigation and regulatory disputes.

From time to time, we are involved in other disputes or regulatory inquiries that arise in the ordinary course of business. These disputes and inquiries include lawsuits by our users (individually or as class actions) alleging, among other things, improper credit and/or collection activities; improper disclosure of our prices, rules or policies; that our prices, rules, policies or customer/user agreements violate applicable law; that we have not acted in conformity with such prices, rules, policies or agreements; or violations of privacy laws and policies, including violations of the Telephone Consumer Protection Act, 47 U.S.C. section 227 et seq. (TCPA). The number and significance of these disputes and inquiries have increased as our company has grown larger, our businesses have expanded in scope (e.g., our mobile, local, social and digital initiatives and our continuing geographical expansion) and our products and services have increased in complexity. We have in the past been forced to litigate such claims. We may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act, the Lanham Act and the Communications Decency Act are interpreted by the courts as our products and services to users continue to expand and as we expand geographically into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries such as ourselves are either unclear or less favorable. As an increasing portion of our business shifts to mobile, we may be subject to additional laws, which may have significant penalties.

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

Beginning in 2009, we have transitioned buyers in the U.S., U.K. and Germany to a dispute resolution process, or resolutions, provided by eBay customer support, which now serves as the primary entry point for buyers in these countries if they are unable to resolve their disputes with eBay sellers. Among other things, the resolutions process provides that eBay will generally reimburse the buyer for the full amount of an item's purchase price (including original shipping costs) in cases where the item was not received or the item they received was different from that described in the listing and the seller does not provide adequate resolution to the buyer. eBay then attempts to recoup amounts paid to the buyer from the seller's PayPal accounts or through other collection methods. We have recently simplified the process for filing a resolutions case, which has resulted in a significant increase in the number of cases being opened. Our costs associated with resolutions have increased as a result of these changes to our resolutions policies and process, in part because eBay may not have the same level of rights of recoupment against sellers as PayPal, resulting in higher costs to operate the program. These changes, together with any additional changes that we may make to our resolutions process in the future, may be negatively received by, and lead to dissatisfaction on the part of, some of our sellers, and may also result in an increase in buyer fraud and associated transaction losses.

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

Over the last several years, we have enhanced the buyer and seller protections offered by PayPal in certain eBay marketplaces, and in certain countries for transactions outside of eBay marketplaces. These changes to PayPal's buyer and seller protection program could result in future changes and fluctuations in our Payments transaction loss rate. For the year ended December 31, 2012 and the six months ended June 30, 2013, our Payments transaction losses (including both direct losses and buyer protection payouts) totaled $281 million and $171 million, representing 0.19% and 0.20% of our net total payment volume, respectively. Beginning in 2009, we have also changed the dispute resolution process for transactions for buyers in the U.S., U.K. and Germany (on eBay.com, eBay.co.uk and eBay.de, respectively), as described in more detail above under the caption “Changes to our dispute resolution process could increase our costs and loss rate,” which could result in an increase in our combined eBay and PayPal transaction losses.

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

PayPal incurs substantial losses due to claims from buyers that merchants have not performed or that their goods or services do not match the merchant's description, whether those claims arise from merchant fraud or from an unintentional failure to perform by the merchant. PayPal seeks to recover such losses from the merchant, but may not be able to recover in full if the merchant is unwilling or unable to pay. PayPal also incurs losses from claims that the customer did not authorize the purchase, from buyer fraud, from erroneous transmissions and from customers who have closed bank accounts or have insufficient funds in them to satisfy payments. In addition, if losses incurred by PayPal related to payment card transactions become excessive, they could potentially result in PayPal losing the right to accept payment cards for payment, which would materially and adversely affect PayPal's business both on and off eBay. In the event that PayPal was unable to accept payment cards, the velocity of trade on eBay and off eBay (i.e., other websites that accept PayPal as a form of payment) could also decrease, in which case our business would further suffer. The Bill Me Later service is similarly subject to the risk of fraudulent activity associated with merchants, users of the Bill Me Later service and third parties handling its user information. Our Payments business has taken measures to detect and reduce the risk of fraud, but these measures need to be continually improved and may not be effective against new and continually evolving forms of fraud or in connection with new product offerings. If these measures do not succeed, our business will suffer.

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

Negative publicity and user sentiment generated as a result of fraudulent or deceptive conduct by users of our Marketplaces, Payments and Enterprise services could reduce our ability to attract new users or retain our current users, damage our reputation and diminish the value of our brand names. We believe that negative user experiences are one of the primary reasons users stop using our services.

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

Our businesses involve the storage and transmission of users' proprietary information, and security breaches could result in the loss or misuse of this information, which could expose us to litigation and potential liability. An increasing number of websites, including several other large Internet companies, have disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on portions of their sites. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, public perception of the effectiveness of our security measures could be harmed and we could lose users. A party that is able to circumvent our security measures could misappropriate our or our users' proprietary information, cause interruption in our operations, damage our computers or those of our users, or otherwise damage our reputation and business. Any compromise of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation and a loss of confidence in our security measures, which could harm our business. Data security breaches may also result from non-technical means, for example, actions by a suborned employee. Enterprise clients also face similar risks of security breaches, and to the extent that such clients are harmed as a result of a security breach, our Enterprise business would also be adversely affected.

A significant number of our users authorize us to bill their payment card accounts directly for all transaction and other fees charged by us. For example, PayPal's users routinely provide payment card and other financial information, and Enterprise customers routinely provide payment card information and other personally identifiable information which we maintain to facilitate the ease of future transactions. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication to effectively secure transmission of confidential information, including customer payment card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in the technology used by us to protect transaction data being breached or compromised. Financial services regulators in various jurisdictions, including the U.S. and the EU, have implemented or are considering proposals to impose new authentication requirements on banks and payment processors intended to reduce online fraud (e.g., two-factor authentication to verify a user's identity), which could impose significant costs on PayPal, require PayPal to change its business practices, make it more difficult for new customers to join its network and reduce the ease of use of its products, which could harm PayPal's business.

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

Our users, as well as those of other prominent Internet companies, have been and will continue to be targeted by parties using fraudulent “spoof” and “phishing” emails to misappropriate user names, passwords, payment card numbers, or other personal information or to introduce viruses or other malware through “trojan horse” programs to our users' computers. These emails appear to be legitimate emails sent by eBay, PayPal, StubHub, one of our other businesses, a user of one of our businesses, or an Enterprise client, but direct recipients to fake websites operated by the sender of the email or request that the recipient send a password or other confidential information through email or download malware. Despite our efforts to mitigate “spoof” and “phishing” emails through product improvements and user education, “spoof” and “phishing” activities remain a serious problem that may damage our brands, discourage use of our websites and increase our costs.

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

Regulatory scrutiny of privacy and user data protection is increasing on a global basis, and a number of countries in which we operate are actively evaluating changes to their privacy laws and regulations. The European Union has proposed new data laws that give customers additional rights and provide additional restrictions and harsher penalties on companies for illegal collection and misuse of personal information, including restrictions on the use of Internet tracking tools called “cookies.” While the European Union directive on cookies has taken effect, the manner in which member states adopt implementing legislation, and whether the European Union deems that legislation sufficient, continues to evolve. To the extent implementing legislation by member states is more restrictive, it could negatively impact the manner in which we use cookies for many of our services, ranging from advertising to anti-fraud, and require us to incur additional costs or change our business practices, which could harm our business. The European Union has also proposed a General Data Protection Regulation that would supersede the European Data Protection Directive. In the U.S., the Federal Trade Commission, or FTC, and the White House have both proposed U.S. privacy frameworks, and in 2012, legislation was introduced in the U.S. Senate which would have required organizations that suffer a breach of security related to personal information to notify owners of the breached information and, in some instances, notify the Federal Bureau of Investigation or U.S. Secret Service; similar legislation may be introduced and enacted in the future. Other countries in which we operate have recently adopted and implemented privacy and data protection laws and regulations for the first time, or are in the process of doing so. Our current data protection policies and practices may not be consistent with new laws and regulations or evolving interpretations and applications. It is unclear how the application of existing privacy laws and regulations will impact mobile services and technologies, which are evolving rapidly. Complying with these varying national requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

In addition, we have, and post on our websites, our own privacy policies and practices, concerning the collection, use and disclosure of user data. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any regulatory requirements or orders or other federal, state or international privacy or consumer protection-related laws and regulations (or, in the case of our Enterprise businesses, any such failure or perceived failure on the part of our Enterprise business or its clients) could result in proceedings or actions against us by governmental entities or others (e.g., class action privacy litigation), subject us to significant penalties and negative publicity, require us to change our business practices, increase our costs and adversely affect our business. The FTC and state regulatory agencies have become more aggressive in enforcing privacy and data protection laws and regulations. For example, in 2012, the FTC entered into a number of consent decrees with a number of major online companies, including Facebook and Google, to settle allegations of unfair or deceptive privacy practices. The FTC's consent decrees with Facebook and Google require each of those companies to implement a comprehensive privacy program and undergo regular, independent privacy audits for 20 years, among other requirements. In December 2012, California's attorney general filed a lawsuit against Delta Air Lines for failing to include a privacy policy in its mobile applications.

Certain of our businesses, including our Enterprise interactive marketing services business, utilize “behavioral marketing” (generally, the tracking of a user's online activities) to deliver relevant content to Internet users. The FTC has released a Staff Report with principles to address consumer privacy issues that may arise from behavioral marketing and to encourage industry self-regulation. In March 2012, the FTC issued a final report titled “Protecting Consumer Privacy in an Era of Rapid Change: Recommendations for Businesses and Policymakers,” which details the FTC's perspective on best practices for companies that collect and use consumer data to protect the privacy of consumers. Should the FTC pursue enforcement actions related to these business practices, we may have to modify our business practices to conform and incur substantial costs, which could harm our business.

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

Even technical violations of certain privacy-related laws can result in significant penalties, including statutory damages. The Federal Communications Commission amended its regulations effective July 2012 under the TCPA, and has promulgated additional amendments, effective October 2013, which could increase our exposure to liability for certain types of telephonic communication with customers, including but not limited to text messages to mobile phones. Under the TCPA, plaintiffs may seek actual monetary loss or statutory damages of $500 per violation, whichever is greater, and courts may treble the damage award for willful or knowing violations. Two putative class-action lawsuits have been filed containing allegations that our businesses violated the TCPA. Roberts v. PayPal (filed in the U.S. District Court for the Northern District of California in February 2012) contains allegations that commercial advertisements for PayPal products and services were sent via text message to mobile phones without prior consent. In May 2013, the Court granted PayPal's Motion for Summary Judgment challenging the viability of plaintiff's individual claim on grounds that plaintiff consented to receive the text message entered judgment in favor of PayPal. Plaintiff has filed a notice of appeal of this judgment. Murray v. Bill Me Later (filed in the U.S. District Court for the Northern District of Illinois in June 2012) contains allegations that Bill Me Later made calls featuring artificial or prerecorded voices without prior consent. These lawsuits, and other private lawsuits not currently alleged as class actions, seek damages (including statutory damages) and injunctive relief, among other remedies. Given the enormous number of communications we send to our users, a determination that there have been violations of laws relating to PayPal's or Bill Me Later's practices (or those of any of our other companies) under the TCPA or other communications-based statutes could expose us to significant damage awards that could, individually or in the aggregate, materially harm our business.

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

We derive significant revenue from advertising on our websites and applications. Revenues from online advertising are sensitive to events and trends that affect advertising expenditures, such as general changes in the economy and changes in consumer spending, the effectiveness of online advertising versus offline advertising media and the value our websites provide to advertisers relative to other websites. The economic downturn adversely impacted our advertising revenue. In addition, major search engine operators (e.g., Google) have the ability to change from time to time, at their sole discretion, the rules and search algorithms governing the pricing, availability and placement of online advertising, and do so periodically. For example, changes by Google since October 2012 have significantly reduced the amount of traffic our Marketplaces business receives from free search on Google. Any further changes in these rules or search algorithms could materially reduce the value that we derive from online advertising on our websites, either directly or indirectly. For example, retailers pay a fee to us for online shoppers directed to their websites by the eBay Commerce Network, which consists of the Shopping.com websites and their distribution network. Rule changes made by search engines beginning in 2008 disrupted traffic to our Shopping.com websites, which in turn adversely affected click-through traffic to retailers from our Shopping.com websites and associated fee revenue. In addition, legislators and regulators in various jurisdictions, including the U.S. and the European Union, are reviewing Internet advertising models and the use of user-related data, including location-based information relating to users of smartphones and other mobile devices, and are considering proposals that could restrict or otherwise impact these business models and practices. If we experience a reduction in our advertising revenues due to economic, competitive, regulatory, technological or other factors, the renegotiation of our contracts with major advertising companies on unfavorable terms, or a reduction in our ability to effectively place advertisements on our websites, or are otherwise unable to provide value to our advertisers, our business and financial results would suffer.

Our growth will depend on our ability to develop our brands, and these efforts may be costly.

We believe that continuing to strengthen our brands will be critical to achieving widespread acceptance of our services, and will require a continued focus on active marketing efforts across all of our brands. We will need to continue to spend substantial amounts of money on, and devote substantial resources to, advertising, marketing, and other efforts to create and maintain brand loyalty among users. Since 2005, we have significantly increased the number of brands we are supporting, adding our classified websites (including Den Blå Avis, BilBasen, eBay Classifieds (including eBay Anuncios, eBay Kleinanzeigen and eBay Annunci), GittiGidiyor, Gumtree, Kijiji, LoQUo, Marktplaats.nl, mobile.de, alaMaula and 2dehands.be), StubHub, Bill Me Later, Gmarket, Milo, WHERE, RedLaser, Zong, Enterprise and eBay Now, among others. Each of these brands requires its own resources, increasing the costs of our branding efforts. Brand promotion activities may not yield increased revenues, and even if they do, any increased revenues may not offset the expenses incurred in building our brands. Also, major search engine operators that we use to advertise our brands have frequently changing rules that govern the pricing, availability and placement of online advertisements (e.g., paid search, keywords), and changes to these rules could require us to increase our spending on online advertisements and adversely affect our ability to use online advertising to promote our brands in a cost-effective manner. If we fail to promote and maintain our brands, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brands, our business would be harmed.

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

Our success and increased visibility has driven some existing businesses that perceive our business models to be a threat to their businesses to raise concerns about our business models to policymakers and regulators. These businesses and their trade association groups employ significant resources in their efforts to shape the legal and regulatory regimes in countries where we have significant operations. They may employ these resources in an effort to change the legal and regulatory regimes in ways intended to reduce the effectiveness of our businesses and the ability of users to use our products and services. In particular, these established businesses have raised concerns relating to pricing, parallel imports, professional seller obligations, selective distribution networks, stolen goods, copyrights, trademarks and other intellectual property rights and the liability of the provider of an Internet marketplace for the conduct of its users related to those and other issues. Any changes to the legal or regulatory regimes in a manner that would increase our liability for third-party listings could negatively impact our business.

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

As we expand and localize our international activities, we may become obligated to comply with the laws of the countries or markets in which we operate. In addition, because our services are accessible worldwide and we facilitate sales of goods and provide services to users worldwide, one or more jurisdictions may claim that we or our users are required to comply with their laws based on the location of our servers or one or more of our users, or the location of the product or service being sold or provided in an ecommerce transaction. For example, in the Louis Vuitton Malletier litigation, we were found liable in France, under French law, for transactions on some of our websites worldwide that did not involve French buyers or sellers (see “Item 1: Legal Proceedings” above). Laws regulating Internet and ecommerce companies outside of the U.S. are generally less favorable than those in the U.S., giving greater rights to consumers, content owners, competitors, users and other third parties. Compliance may be more costly or may require us to change our business practices or restrict our service offerings, and the imposition of any regulations on us or our users may harm our business. In addition, we may be subject to multiple overlapping legal or regulatory regimes that impose conflicting requirements on us (e.g., in cross-border trade). Our alleged failure to comply with foreign laws could subject us to penalties ranging from criminal prosecution to significant fines to bans on our services, in addition to the significant costs we may incur in defending against such actions.

Following the global financial crisis, U.S. federal lawmakers enacted the Dodd-Frank Act overhauling the federal government's oversight of consumer financial products and systemic risk in the U.S. financial system.  Although the full effect of the new legislation will be dependent on regulations to be adopted by a number of different agencies (including the Consumer Financial Protection Bureau), we expect the general effect of the financial reform law will be to require PayPal and Bill Me Later to make additional disclosures to their users and to impose new restrictions on certain of their activities.  For example, in January 2012, the Consumer Financial Protection Bureau finalized new regulations, required by the Dodd-Frank Act that will require PayPal, starting in October 2013, to provide additional disclosures, error resolution rights and cancellation rights to U.S. consumers who make international remittance payments, which could increase our costs of processing international payments. The Consumer Financial Protection Bureau has also launched a complaints portal on its website that allows customers to file complaints against PayPal and other money transfer service providers, and publishes information on such complaints. These and other new obligations will impose new compliance requirements and obligations on us that could increase our costs, may result in increased litigation and the need to make expensive product changes and may otherwise adversely impact our business.

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

Some jurisdictions have implemented or may implement laws specifically addressing the Internet or some aspect of ecommerce. For example, the State of New York has passed legislation that requires any out-of-state seller of tangible personal property to collect and remit New York use tax if the seller engages affiliates above certain financial thresholds in New York to perform certain business promotion activities. In March 2013, the New York Court of Appeals (New York State's highest court) upheld this legislation in Amazon.com, LLC and Overstock.com, Inc. v. New York State Department of Taxation and Finance. It is not known at this point whether Amazon.com, LLC or Overstock.com, Inc. will appeal this decision. In September 2012, California enacted a new law which is similar to the law passed in New York, but provides exclusions for certain forms of Internet marketing and is limited to retailers who exceed prescribed sales volume thresholds. However, if our sellers who are not already required to collect California sales or use tax believe that their use of our websites requires them to collect California use tax, they may elect to limit their use of our websites rather than collect the tax, which would harm our business. Several other states have also enacted similar laws related to affiliates, and a number of other states are considering similar legislation. In addition, the Pennsylvania Department of Revenue has ruled that an out-of-state retailer using Pennsylvania-based affiliates could have nexus in Pennsylvania under existing statutes. Most of these new laws and positions are being challenged and in May 2012, a Cook County Circuit Court judge ruled that the Illinois Internet Affiliate Nexus Law was unconstitutional. The State of Illinois has filed a direct appeal to the Illinois Supreme Court. The adoption of such legislation by states where eBay has significant operations that perform certain business promotion activities could result in a use tax collection responsibility for certain of our sellers. This collection responsibility and the additional costs associated with complex use tax collection, remittance and audit requirements would make selling on our websites and mobile platforms less attractive for small business retailers, and would harm our business.

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

In conjunction with the Streamlined Sales Tax Project - an ongoing, multi-year effort by U.S. state and local governments to require collection and remittance of remote sales tax by out-of-state sellers - U.S. Senate and U.S. House versions of the Marketplace Fairness Act (S. 336 and H.R. 684) were introduced in the 113th Congress in 2013. The U.S. Senate passed S. 336 on May 6, 2013 with bipartisan support and H.R. 684 has been referred to the House Judiciary Committee for review. If enacted into law, these measures would allow states that meet certain simplification and other standards to require out-of-state sellers to collect and remit sales taxes on goods purchased by in-state residents. It is expected that some sellers, meeting an as yet undefined small seller exception, would be excluded from the requirements of the Act. The adoption of remote sales tax collection legislation that lacks a robust small business exemption would result in the imposition of sales taxes and additional costs associated with complex sales tax collection, remittance and audit compliance requirements on many of our sellers. This would make selling online less attractive for small retailers, and would likely harm our business.

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

Similar issues exist outside of the U.S., where the application of VAT or other indirect taxes on ecommerce providers such as eBay is uncertain and evolving. While we attempt to comply in those jurisdictions where it is clear that a tax is due, certain of our subsidiaries have, from time to time, received claims relating to the applicability of indirect taxes to our fees.  In April 2012, we received Notices of Reassessments for tax years 2001-2005 from the Canadian Revenue Agency (CRA) which assert goods and service tax (GST) and harmonized sales tax (HST) on our fees charged to Canadian users. These reassessments of GST/HST were the result of an audit of eBay International AG and are based on the CRA's assertion that we were “doing business” in Canada for GST/HST purposes. We disagreed with the reassessments and filed a Notice of Appeal with the Tax Court of Canada in July 2012. Earlier this year the CRA asked us to settle this matter with no tax due and in June 2013 we received reassessments showing that no tax was due. Should such taxes become applicable, our business could be harmed. We collect and remit indirect taxes in certain jurisdictions. However, tax authorities may raise questions about our obligation to collect and remit such taxes, as well as the proper calculation of such taxes. For example, the Korean tax authority asserted that certain coupons and incentives available on our sites should not be deducted when computing taxes on our fees. We challenged these assessments and in June 2012, the National Tax Tribunal issued a final ruling in our favor with respect to item incentives from June 2006 onward. The assessments on coupons and incentives up to May 2006 are being reviewed by the Seoul High Court following the lower court's ruling in our favor in January 2013. Should any new taxes become applicable to our fees or if the taxes we pay are found to be deficient, our business could be harmed.

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

The Bill Me Later service relies on third-party merchant processors and payment gateways to process transactions. For the year ended December 31, 2012 and the six months ended June 30, 2013, approximately 62% and 61%, respectively, of all transaction volume by dollar amount through the Bill Me Later service was settled through the facilities of a single vendor. Any disruption to these third party payment processing and gateway services would adversely affect the Bill Me Later service.

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

Over the past several years, the volume of credit extended by WebBank (the financial institution issuing the Bill Me Later credit products) has increased as we have continued to enable qualified buyers with a PayPal account to use Bill Me Later as a payment funding option for transactions on eBay.com and on certain merchant websites that accept PayPal. We purchase the receivables relating to these consumer loans extended by the issuing bank, and therefore bear the risk of loss in the event of loan defaults. Like other businesses with significant exposure to losses from consumer credit, the Bill Me Later service faces the risk that account holders will default on their payment obligations with respect to the consumer loans, making the receivables uncollectible and creating the risk of potential charge-offs. The rate at which receivables were charged off as uncollectible, or the net charge-off rate, was approximately 4.81% and 5.46%, respectively, for the year ended December 31, 2012 and the six months ended June 30, 2013. The nonpayment rate among Bill Me Later users may increase due to, among other things, changes to underwriting standards by Bill Me Later and the financial institution issuing the Bill Me Later credit products, worsening economic conditions, such as a recession or greater austerity in the U.S., and high unemployment rates. Consumers who miss payments on their obligations often fail to repay them, and consumers who file for protection under the bankruptcy laws generally do not repay their credit.

We fund the purchase of receivables related to Bill Me Later accounts through borrowings and domestic and international cash resources. If we are unable to fund our purchase of receivables related to the Bill Me Later business adequately or in a cost-effective manner, the growth and profitability of this business would be significantly and adversely affected.

Additionally, in providing the Bill Me Later service, we face other risks similar to those faced by PayPal described elsewhere in these Risk Factors, including under the captions “Government inquiries may lead to charges or penalties,” “If our Payments business is found to be subject to a number of laws and regulations, including those governing banking, money transmission, and payment services that vary in the markets where we operate, and any violations of such laws and regulations could subject us to liability, licensure and regulatory approval, and may force us to change our business practices,” and “If our Payments business is found to be subject to or in violation of any consumer protection laws or regulations or to have violated criminal statutes or regulations, it could be subject to liability, licensure and regulatory approval and may be forced to change its business practices.”

PayPal's retail point of sale solutions expose us to additional risks.

PayPal has announced several retail point of sale solutions, including PayPal Here, which enables merchants to use a card reader attached to a mobile device (or to scan cards and checks using the device's embedded camera) to accept payment, as well as in-store pilot programs for new point of sale technologies, which have been rolled out to certain retailers in the U.S. As PayPal continues to expand into point of sale transactions, PayPal will face even greater expectations from offline retailers regarding the reliability and availability of its systems and services and correspondingly lower amounts of downtime. PayPal's retail point of sale solutions may also be targeted by fraudsters and given that our fraud models are less developed in this area, we may experience increases in fraud and associated transaction losses as we adjust to fraudulent activity at the point of sale. The manufacturing and sale of a hardware product (the PayPal Here device) exposes us to potential product liability claims for which we could have substantial liability, and could require product recalls or other actions. PayPal's point of sale solutions also may subject us to increased exposure to other laws and regulations (e.g., export control regulations related to the shipment of the PayPal Here reader across national borders). There is significant competition at the retail point of sale, and there can be no assurance that merchants will adopt, or consumers will use, PayPal's retail point of sale solutions. Retail point of sale transactions also have lower profit margins than PayPal's other payment solutions. Unless we are able to drive adoption of, and significant volume through, our retail point of sale solutions over time, our business may suffer.

Changes in PayPal's funding mix could adversely affect PayPal's results.

PayPal pays significant transaction fees when customers fund payment transactions using credit cards, lower fees when customers fund payments with debit cards, nominal fees when customers fund payment transactions by electronic transfer of funds from bank accounts, and no fees when customers fund payment transactions from an existing PayPal account balance or through the Bill Me Later service, or use buyer credit issued by GE Money Bank. Customers fund a significant portion of PayPal's payment volume using credit and debit cards, and PayPal's financial success will remain highly sensitive to changes in the rate at which its customers fund payments using credit and debit cards. Customers may prefer funding payment transactions using credit cards or debit cards rather than bank account transfers for a number of reasons, including the ability to dispute and reverse charges directly with their payment card provider if merchandise is not delivered or is not as described, the ability to earn frequent flier miles, cash rebates, or other incentives offered by payment card issuers, the ability to defer payment, or a reluctance to provide bank account information to PayPal. In addition, some of PayPal's offerings, including the ability for buyers to make a limited number of payments without opening a PayPal account, have a higher rate of payment card funding than PayPal's basic product offering. Some of PayPal's plans to lower its funding costs, including both the Bill Me Later service and the ability for buyers to defer payment for a short period of time on some transactions, may increase the risk to PayPal of nonpayment by buyers.

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

We have experienced system failures from time to time, and any interruption in the availability of our websites, applications, products or services will reduce our current revenues and profits, could harm our future revenues and profits and could subject us to regulatory scrutiny. Our eBay.com website has been interrupted for periods of up to 22 hours. In April 2012, technical systems issues resulted in eBay.com users being unable to checkout on our sites for a period of several hours. Our PayPal website has suffered intermittent unavailability for periods as long as five days, including unavailability for approximately three hours affecting payments primarily on our ebay.co.uk site in May 2011. Other of our websites (e.g., StubHub, Milo and others), as well as websites of Enterprise clients and hosted services offered by Enterprise's interactive marketing services business, have experienced intermittent unavailability from time to time. Any unscheduled interruption in our services results in an immediate, and possibly substantial, loss of revenues, as well as potential service credits or other payments by our Enterprise business to its clients. Frequent or persistent interruptions in our services could cause current or potential users to believe that our systems are unreliable, leading them to switch to our competitors or to avoid our sites, and could permanently harm our reputation and brands. Reliability is particularly critical for PayPal, which faces increased expectations on the part of users and merchants regarding the full-time availability of PayPal's services as it seeks to expand its Merchant Services business and gain acceptance of its retail point of sale solutions. Because PayPal is a regulated financial institution, frequent or persistent site interruptions could lead to significant fines and penalties, or mandatory and costly changes to PayPal's business practices, and ultimately could cause PayPal to lose existing licenses it needs to operate or prevent it from obtaining additional licenses that it needs to expand. Finally, because many of our customers may use our products for critical transactions, any system failures could result in damage to our customers and their businesses. These customers could seek significant compensation from us for their losses. Even if unsuccessful, this type of claim likely would be time-consuming and costly for us to address.

Although our systems have been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences, they remain vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, power loss, telecommunication failures, terrorist attacks, cyber attacks, computer viruses, computer denial-of-service attacks, human error, hardware or software defects or malfunctions (including defects or malfunctions of components of our systems that are supplied by third-party service providers), and similar events or disruptions. Some of our systems, including our Shopping.com websites and the systems related to the Bill Me Later business, are not fully redundant, and our disaster recovery planning is not sufficient for all eventualities. Our systems are also subject to break-ins, sabotage, and intentional acts of vandalism. Despite any precautions we may take, the occurrence of a natural disaster, a decision by any of our third-party hosting providers to close a facility we use without adequate notice for financial or other reasons, or other unanticipated problems at our hosting facilities could cause system interruptions and delays, and result in loss of critical data and lengthy interruptions in our services. We do not carry business interruption insurance sufficient to compensate us for losses that may result from interruptions in our service as a result of system failures.

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

Risks associated with our ongoing efforts to enhance and unbundle the components of our Enterprise business' new enterprise commerce platform and to migrate existing Enterprise clients to the new platform are discussed in more detail under the caption “If our Enterprise business is unable to enhance its platform and migrate clients to its new platform in a timely and cost-effective manner, it would be substantially harmed” above.

There are many risks associated with our international operations.

Our international expansion has been rapid and our international business, especially in Germany, the U.K. and Korea, has also become critical to our revenues and profits. Net revenues outside the U.S. accounted for approximately 52%, of our net revenues in both the year ended December 31, 2012 and the six months ended June 30, 2013.

Expansion into international markets, such as our entry into Turkey in May 2011 upon the completion of our acquisition of additional shares in GittiGidiyor, and Marketplaces' and PayPal's entry into emerging markets, is an increasing focus of our business. Geographical expansion requires significant management attention and resources and requires us to localize our services to conform to local cultures, laws, regulations, standards, policies and practices. The commercial, financial, Internet, and transportation infrastructure in developing countries may make it more difficult for us to replicate our business models. Some of these developing countries may have legal regimes in which the application of laws and regulations in the online or mobile context is subject to greater uncertainty, as well as a higher incidence of corruption and fraudulent or unethical business practices, than countries in which we are historically accustomed to operating. In many countries, we compete with local companies that understand the local market better than we do, and we may not benefit from first-to-market advantages. We may not be successful in expanding into particular international markets or in generating revenues from foreign operations. For example, in 2002 we withdrew our eBay marketplace offering from the Japanese market. In 2007, we contributed our business in China to a joint venture with a local Chinese company; we terminated this joint venture in 2012. Even if we are successful in developing new markets, we often expect the costs of operating new sites to exceed our net revenues from those sites for at least 12 months in most countries.

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

•
customs and duties, including the possibility of cumbersome shipping and delivery logistics, significant delays at the border due to customs inspections and the possibility that our services may be viewed as facilitating customs fraud by governmental authorities;

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

We maintain a portion of our research and development facilities and personnel in Israel, and have acquired other Israeli companies. Political, economic and military conditions in Israel affect those operations. Increased hostilities or terrorism within Israel or armed hostilities between Israel and neighboring countries or other entities could make it more difficult for us to continue our operations in Israel, which could increase our costs. In addition, many of our employees in Israel could be required to serve in the military for extended periods of time under emergency circumstances. Our Israeli operations could be disrupted by the absence of employees due to military service, which could adversely affect our business.

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

In addition, we have made certain investments, including through joint ventures, in which we have a minority equity interest and lack management and operational control. The controlling joint venture partner in a joint venture investment may have business interests, strategies or goals that are inconsistent with ours, and business decisions or other actions or omissions of the controlling joint venture partner or the joint venture company may result in harm to our reputation or adversely affect the value of our investment in the joint venture. Our strategic investments may expose us to additional risks. For example, we have a minority interest in Intershop Communications AG, an entity governed by German law, which could subject us to liability for certain disadvantages to Intershop if we were deemed to be in control of Intershop under German law. We have also been sued by craigslist, which has alleged that we improperly misused confidential information from craigslist that we received as a minority investor. The complaint alleges breach of contract, breach of fiduciary duty, fraud, unfair competition and false advertising and seeks compensatory and punitive damages, rescission and other relief.

Our Enterprise business exposes us to additional risks.

Our Enterprise business (which consists of GSI Commerce, Inc. (GSI Commerce), which we acquired in June 2011), faces certain risks and challenges not shared by our other businesses, including those described under the risk factor captions “If our Enterprise business is unable to enhance its platform and migrate clients to its new platform in a timely and cost-effective manner, it would be substantially harmed” and “Changes in regulations or user concerns regarding privacy and protection of user data could adversely affect our business.”

Competition for Enterprise's existing and potential clients is intense, and our Enterprise business may not be able to add new clients or keep existing clients on favorable terms, or at all. For example, a change in the management of an Enterprise client could adversely affect our relationship with that client. In addition, many of Enterprise's client contracts contain service level commitments. If our Enterprise business is unable to meet these commitments, its relationships with its clients could be damaged, and client rights to terminate their contracts with our Enterprise business and/or financial penalty provisions payable by our Enterprise business may be triggered. If any existing Enterprise clients (in particular, the large merchants and brands that our Enterprise business serves) were to exit the business we provide services to, be acquired, declare bankruptcy, suffer other financial difficulties, fail to pay amounts owed to our Enterprise business and/or terminate or modify their relationships with our Enterprise business in an unfavorable manner, our Enterprise business could be adversely affected.

A portion of Enterprise's ecommerce services revenue is derived from the value of ecommerce transactions that flow through its ecommerce services business. Accordingly, growth in Enterprise's ecommerce services revenue depends upon the continued growth of the online businesses of its clients. Enterprise's ecommerce services business may be substantially impacted by any adverse conditions in the offline businesses of an Enterprise client that negatively impact that client's online businesses. Any impairment of the offline business of Enterprise clients, whether due to financial difficulties, impairment of client brands, reduction in marketing efforts, reduction in the number of client retail stores or otherwise, could negatively affect consumer traffic and sales through Enterprise clients' websites, which would result in lower revenues generated by our Enterprise business. Our Enterprise business also relies on its clients' ability to accurately forecast product demand and select and buy the inventory for their corresponding online businesses. Under such arrangements, the client establishes product prices and pays our Enterprise business service fees based either on a fixed or variable percentage of revenues, or on the activity performed. As a result, if Enterprise clients fail to accurately forecast product demand or optimize or maintain access to inventory, the client's ecommerce business (and, in turn, our Enterprise's service fees) could be adversely affected.

Our Enterprise business holds some inventory on behalf of its ecommerce services clients. If our Enterprise business is unable to effectively manage and handle this inventory, this may result in unexpected costs that could adversely affect our Enterprise business. Any theft of such inventory, or damage or interruption to such inventory, including as a result of earthquakes, hurricanes, floods, fire, power loss, labor disputes, terrorist attacks and similar events and disruptions, could result in losses related to such inventory and disruptions to the businesses of Enterprise clients, which could in turn adversely affect our Enterprise business.

Our Enterprise business processes personal information on behalf of its ecommerce services clients. The personal information of customers of certain websites operated by Enterprise clients may be regulated under the Gramm-Leach-Bliley Act, the Health Insurance Portability and Accountability Act, the Children's Online Privacy Protection Act, or other privacy laws and regulations. In some cases, Enterprise's use or disclosure of that information may be restricted by contractual terms, laws and regulations, and any misuse or unpermitted disclosure of that information could negatively impact our Enterprise business and its clients.

 Enterprise's interactive marketing services business relies on email marketing to drive consumer traffic to the websites operated by its clients. Email could become a less effective means of communicating with and marketing to consumers for a variety of reasons, including: problems with technology that make Enterprise's email communications more difficult to deliver and for consumers to read (e.g., the inability of smart phones or similar communication devices to adequately display email); consumers may disregard marketing emails due to the large volume of such emails they receive; the inability of filters to effectively screen for unwanted emails, resulting in increased levels of junk mail, or “SPAM,” which may overwhelm consumer's email accounts; increased use of social networking sites, which may result in decreased use of email as a primary means of communication; continued security concerns regarding Internet usage in general from viruses, worms or similar problems; and increased governmental regulation or restrictive policies adopted by Internet service providers that make it more difficult or costly to utilize email for marketing communications. If any of our Enterprise entities were to end up on SPAM lists or lists of entities that have been involved in sending unwanted, unsolicited emails, their ability to contact customers through email could be significantly restricted. If any of the foregoing were to occur, the demand for Enterprise's email marketing solutions could decrease and our Enterprise business could be harmed. Enterprise's interactive marketing services business also utilizes mobile messaging as a means of communicating with consumers, which carries risks similar to those described above for email marketing.

Our Enterprise business has relationships with search engines, comparison shopping sites, affiliate marketers, online advertising networks and other websites to provide content, advertising banners and other links to its clients' ecommerce businesses, and our Enterprise business relies on these relationships as significant sources of traffic to its clients' ecommerce businesses. If we are unable to maintain these relationships or enter into new relationships on acceptable terms, our ability to attract new customers could be harmed.

Immediately following our acquisition of GSI Commerce, we sold 100% of GSI Commerce's sports merchandise business and 70% of its RueLaLa and ShopRunner businesses (which we refer to collectively as the divested entities), to Kynetic LLC, which we refer to as Kynetic. Kynetic is primarily owned by GSI Commerce's former Chairman, President and Chief Executive Officer, Michael Rubin. Each of the divested entities was a direct or indirect wholly-owned subsidiary of GSI Commerce. In connection with (and as a result of) the divestiture to Kynetic, our Enterprise business maintains certain commercial and financial relationships with the divested entities which expose it to certain risks of the businesses of Kynetic and the divested entities.

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

Finally, our Enterprise business is also party to certain acquisition agreements relating to entities purchased by GSI Commerce prior to our acquisition of GSI Commerce, and which relate to businesses owned by the divested entities. Kynetic has agreed to indemnify our Enterprise business for certain liabilities incurred by GSI Commerce under these acquisition agreements. If such liabilities were realized and Kynetic was not able or willing to meet its indemnification obligations, our Enterprise business would be liable for them and its business could be harmed.

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

Regulatory agencies or courts may claim or hold that we are responsible for ensuring that our users comply with these laws and regulations or that we or our users are either subject to licensure or prohibited from reselling event tickets in their jurisdictions. In October 2007, two plaintiffs filed a purported class action lawsuit in North Carolina Superior Court alleging that StubHub sold (and facilitated and participated in the sale) of concert tickets to plaintiffs with the knowledge that the tickets were resold in violation of North Carolina's maximum ticket resale price law (which has been subsequently amended). In February 2011, the trial court granted plaintiffs' motion for summary judgment, concluding that immunity under the Communications Decency Act did not apply. The trial court further held that StubHub violated the North Carolina unfair and deceptive trade practices statute as it pertained to the two named plaintiffs, and certified its decision for immediate appeal to the North Carolina Court of Appeals. In February 2012, the North Carolina Court of Appeals overturned the lower court's decision, and the Court of Appeals' decision is now final. Similar actions are expected in other states. Laws and regulations governing the resale of event tickets outside the U.S. (for example, in Europe) may be more restrictive, and carry harsher penalties and fines, than corresponding U.S. laws and regulations. In 2012, France passed a law prohibiting the habitual resale of event tickets without permission from the event organizer. In addition, the unauthorized resale of football (soccer) tickets is illegal in the U.K., where a StubHub site was launched in 2011. While we have secured a number of commercial partnerships in the UK in order to enable our customers to buy and sell football (soccer) tickets, if we are unable to maintain these partnerships or develop new partnerships on acceptable terms, our tickets business would suffer.

Some event organizers and professional sports teams have expressed concern about the resale of their event tickets on our sites. Lawuits alleging a variety of causes of actions have in the past, and may in the future, be filed against StubHub and eBay by venue owners, competitors, ticket buyers and unsuccessful ticket buyers. Such lawsuits could result in damage awards, could require us to change our business practices in ways that may be harmful to our business, or could otherwise negatively affect our tickets business.

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

Our tickets business also faces significant competition from a number of sources, including ticketing service companies (such as Live Nation Entertainment/Ticketmaster, Comcast-Spectacor and Tickets.com), event organizers (such as professional sports teams and leagues), ticket brokers and online and offline ticket resellers, such as TicketsNow (which is owned by Live Nation Entertainment) and RazorGator. In addition, some ticketing service companies and event organizers have begun to issue event tickets through various forms of electronic ticketing systems that are designed to restrict or prohibit the free transferability (and by extension, the free resale) of such event tickets either to favor their own resale affiliates or to discourage resale. Similarly, some professional sports teams have begun to introduce measures that may have the effect of discouraging season ticket holders from listing their tickets for sale through third party platforms (such as the StubHub website) that compete with the teams' own or preferred secondary ticketing services. Such measures include making PDF versions of tickets available only for a limited period of time, and imposing fees on season ticket holders to obtain PDF versions of their tickets. PDF versions of tickets is one of the most popular formats for ticket listings on the StubHub website. As a result, to the extent that such measures result in our customers' inability or unwillingness to list tickets for sale on the StubHub website, our tickets business would be harmed.

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

We depend on key personnel.

Our future performance depends substantially on the continued services of our senior management and other key personnel, including key engineering and product development personnel, and our ability to retain and motivate them. We do not have long-term employment agreements with any of our key personnel and do not maintain any “key person” life insurance policies, and some members of our senior management team have fully vested the vast majority of their in-the-money equity incentives. The loss of the services of any of our executive officers or other key employees could harm our business.

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

A number of parties provide services to us or to our users that benefit us. Such services include seller tools that automate and manage listings, merchant tools that manage listings and interface with inventory management software, storefronts that help our users list items, caching services that make our sites load faster and shipping providers that deliver goods sold on our platform, among others. In some cases we have contractual agreements with these companies that give us a direct financial interest in their success, while in other cases we have none. PayPal is dependent on the processing companies and banks that link PayPal to the payment card and bank clearing networks to process transactions. As described under the risk factor caption entitled “Changes to payment card networks or bank fees, rules, or practices could harm PayPal's business,” PayPal is subject to, among other things, increases in interchange fees and assessments that payment card networks such as Visa and MasterCard charge for each transaction using one of their cards (which PayPal's payment card processors have the right to pass on to PayPal), as well as changes in payment card network operating rules, including special operating rules for Internet payment services (with which PayPal is required by its payment card processors to comply). Similarly, Bill Me Later relies on an unaffiliated lender in providing the Bill Me Later service and also relies heavily on third parties to operate its services, including merchant processors and payment gateways to process transactions. In addition, our Enterprise business utilizes unaffiliated payment processing companies to process transactions on the websites operated by Enterprise clients, third parties to provide underlying components of its ecommerce platform, and third parties in its operations business to perform services during peak order volume periods. Financial or regulatory issues, labor issues (e.g., strikes, lockouts or work stoppages) or other problems that prevent these companies from providing services to us or our users could reduce the number of listings on our sites, make it more difficult for users to complete transactions on our websites and mobile platforms, or adversely affect Enterprise's ability to timely fulfill and ship products sold on the websites operated by its clients, which would harm our business.

Price increases by, or service terminations, disruptions or interruptions at, companies that provide services to our users and clients (such as postal and delivery services, as well as our recently launched global shipping platform intended to facilitate cross-border transactions between buyers and sellers) could also reduce the number of listings on our websites or make it more difficult for our sellers to complete transactions or for us to timely fulfill and ship products sold on the websites operated by Enterprise clients, thereby harming our business. Some third parties who provide services to us may have or gain market power and be able to increase their prices to us without competitive constraint. In addition, the U.S. Postal Service, which is facing ongoing fiscal challenges, has instituted postal rate increases and announced that it is considering closing thousands of local post offices and ending Saturday mail delivery. While we continue to work with global carriers to offer our sellers a variety of shipping options and to enhance our shipping experience, postal rate increases may reduce the competitiveness of certain sellers' offerings, and postal service changes could require certain sellers to utilize alternatives which could be more expensive or inconvenient, which could in turn decrease the velocity of trade on our site, thereby harming our business. For example, we believe that recent increases in international postal rates by the U.S. Postal Service may have reduced cross-border trade by U.S. sellers. Any security breach at a company providing services to our users could also adversely affect our customers and harm our business. We have outsourced certain functions to third-party providers, including some customer support and product development functions, which are critical to our operations. If our service providers do not perform satisfactorily, our operations could be disrupted, which could result in user dissatisfaction and adversely affect our velocity of trade, business, reputation and operating results.

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

Customer complaints or negative publicity about our customer support could severely diminish consumer confidence in and use of our services. Measures that we sometimes take to combat risks of fraud and breaches of privacy and security have the potential to damage relations with our customers or decrease activity on our sites by making our sites more difficult to use or restricting the activities of certain users. These measures heighten the need for prompt and accurate customer support to resolve irregularities and disputes. Effective customer support requires significant personnel expense, and if not managed properly, this expense could significantly impact our profitability. Failure to manage or train our own or outsourced customer support representatives properly could compromise our ability to handle customer complaints effectively. Negative publicity about, or negative experiences with, customer support for any of our businesses could cause our reputation to suffer or affect consumer confidence in our brands individually or as a whole. Because PayPal is providing a financial service and operating in a more regulated environment, PayPal must provide both telephone and email customer support and resolve certain customer contacts within shorter time frames. As part of PayPal's program to reduce fraud losses and prevent money laundering and terrorist financing, PayPal may temporarily restrict the ability of customers to withdraw their funds if those funds or the customer's account activity are identified by PayPal's risk models as suspicious. PayPal has in the past received negative publicity with respect to its customer support and account restrictions, and has been the subject of purported class action lawsuits and state attorney general inquiries alleging, among other things, failure to resolve account restrictions promptly. In the second quarter of 2010, two putative class-action lawsuits (Devinda Fernando and Vadim Tsigel v. PayPal, Inc.; and Moises Zepeda v. PayPal, Inc.) were filed in the U.S. District Court for the Northern District of California. These lawsuits contain allegations that PayPal improperly held users' funds or otherwise improperly limited users' accounts. These lawsuits seek damages as well as changes to PayPal's practices among other remedies. A determination that there have been violations of laws relating to PayPal's practices could expose PayPal to significant liability. Any changes to PayPal's practices resulting from these lawsuits could require PayPal to incur significant costs and to expend product resources, which could delay other planned product launches or improvements and further harm our business. Also, the Consumer Financial Protection Bureau has launched a complaints portal on its website that allows customers to file complaints against PayPal and other money transfer service providers, and publishes information on such complaints. If PayPal is unable to provide quality customer support operations in a cost-effective manner, PayPal's users may have negative experiences, PayPal may receive additional negative publicity, its ability to attract new customers may be damaged and it could become subject to additional litigation. As a result, current and future revenues could suffer, losses could be incurred and its operating margins may decrease.

Our industries are intensely competitive.

Across our businesses, the industries in which we compete are characterized by dynamic and rapid technological change, many and different business models, and frequent disruption of incumbents by innovative entrants. We often compete across a range of industries with platform businesses such as Apple, Google, and Facebook, many of whom are larger than we are, have a dominant and secure position in other industries, and offer other goods and services to consumers and merchants which we do not offer. As online and offline commerce increasingly converge, the pace of change, innovation and disruption is increasing.

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

In addition, our Marketplaces businesses face increased competitive pressure online and offline. In particular, the competitive norm for, and the expected level of service from, Internet ecommerce and mobile commerce has significantly increased, due to, among other factors, improved user experience, greater ease of buying goods, lower (or no) shipping costs, faster shipping times and more favorable return policies. If we are unable to change our products, offerings and services in ways that reflect the changing demands of the Internet ecommerce and mobile commerce marketplaces, particularly the higher growth of sales of fixed-price items and higher expected service levels (some of which depend on services provided by sellers on our platforms), our business will suffer.

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

Our online shopping comparison (Shopping.com) websites compete with sites such as Google Shopping, Bing Shopping, Buy.com, Nextag.com, Pricegrabber.com, Shopzilla, Buscapé in Latin America (owned by Naspers) and Yahoo! Product Search, which offer shopping search engines that allow consumers to search the Internet for specified products. In addition, sellers are increasingly utilizing multiple sales channels, including the acquisition of new customers by paying for search-related advertisements on horizontal search engine sites such as Bing, Google, Yahoo!, Naver and Baidu. We use product search engines and paid search advertising to help users find our sites, but these services also have the potential to divert users to other online shopping destinations. Consumers may choose to search for products and services with a horizontal search engine instead of our sites, and horizontal search engines may send users to other shopping destinations instead of our sites.

Consumers and merchants who might use our sites to sell goods also have many alternatives, including general online ecommerce sites such as Amazon, and more specialized sites, such as Etsy. Our international sites also compete for sellers with general online ecommerce sites such as: Amazon, Rakuten.de, Quelle and Otto in Germany; Leboncoin.fr and PriceMinister (owned by Rakuten) in France; Taobao Marketplace and Taobao Mall in China; Tradus (owned by Naspers) in Poland; Yahoo-Kimo in Taiwan; Lotte, Naver and 11th Street in South Korea; Trading Post, OZtion and Aussie Bidder in Australia; and Amazon and Play.com (owned by Rakuten) in the United Kingdom and other countries; and Alibaba in certain less developed markets. Our sellers may choose to sell their goods through other channels, such as classifieds sites. Consumers and merchants also can create and sell through their own sites, and may choose to purchase online advertising instead of using our services. In some countries, there are online sites that have larger customer bases and greater brand recognition than we do, as well as competitors that may have a better understanding of local culture and commerce than we do. As our businesses in developing countries grow, we increasingly may compete with domestic competitors that have advantages we do not possess, such as a greater ability to operate under local regulatory authorities.

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

We may be unable to compete successfully against current and future competitors. Some current and potential competitors have longer operating histories, larger customer bases and greater brand recognition in other business and Internet sectors than we do. Other online ecommerce sites may be acquired by, receive investments from, or enter into other commercial relationships with well-established and well-financed companies. As a result, some of our competitors with other revenue sources may be able to devote more resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote more resources to website, mobile platforms and applications and systems development than we can. Some of our competitors may offer or continue to offer free shipping, favorable return policies or other transaction-related services which improve the user experience on their sites and which could be impractical or inefficient for our sellers to match. Our competitors may be able to innovate faster than we can, and new technologies may further increase the competitive pressures by enabling our competitors to offer more efficient or lower-cost services. Our competitors may be able to use the advantages of brick-and-mortar stores or other sorts of physical presence.

In addition, certain manufacturers may limit or cease distribution of their products through online channels such as eBay. Manufacturers may attempt to use existing or future government regulation to prohibit or limit online commerce in certain categories of goods or services. Manufacturers may also attempt to enforce minimum resale price maintenance or minimum advertised price arrangements to prevent distributors from selling on our websites or on the Internet generally, or at prices that would make our site attractive relative to other alternatives. For example, in June 2012, Adidas Group announced that it intends to restrict its dealers, on a global basis, from listing and selling Adidas and Reebok products on sites including eBay.com, and Nike Inc. and ASICS Corp. have taken steps to similarly restrict Internet sales of their products on platform sites such as eBay.com. The adoption by manufacturers of policies, or the adoption of new laws or regulations or interpretations of existing laws or regulations by government authorities, in each case discouraging or restricting the sales of goods or services over the Internet, could force our users to stop selling certain products on our websites. Increased competition or anti-Internet distribution policies or regulations may result in reduced operating margins, loss of market share and diminished value of our brands. As we respond to changes in the competitive environment, we may, from time to time, make pricing, service or marketing decisions or acquisitions that may be controversial with and lead to dissatisfaction among some of our sellers, which could reduce activity on our websites and harm our profitability.

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

•
providers of “digital wallets” which offer customers the ability to pay online or on mobile devices through a variety of payment methods, including Visa's V.me, MasterCard's MasterPass, American Express's Serve, Google Wallet and the Merchant Customer Exchange (MCX) initiative supported by Walmart, Target and other major U.S. retailers;

•
payment-card processors that offer their services to merchants, including Chase Paymentech, First Data, Bank of America Merchant Services, WorldPay, Barclays Merchant Services, Global Payments, Inc., and Stripe, and payment gateways, including CyberSource and Authorize.net (both owned by Visa), Braintree and First Data;

•	Amazon Payments, which offers merchants the ability to accept credit card- and bank-funded payments from Amazon's base of online and mobile customers on the merchant's own website;

•
providers of mobile payments, including ISIS in the U.S., Buyster in France, Mpass in Germany, Weve in the U.K., Boku, Venmo (acquired by Braintree) and Crandy, many of which are owned by or supported by major mobile carriers; and

•
providers of card readers for mobile devices and of other new Point of Sale technologies, including Square (which has also begun to offer a marketplace service to sellers), Bank of America, Capital One, iZettle, WorldPay, Payleven, Groupon and others.

PayPal also faces competition and potential competition from:

•	money remitters such as MoneyGram, Western Union, Global Payments, Inc. and Euronet;

•	bill payment services, including CheckFree, a subsidiary of Fiserv;

•
services that provide online merchants the ability to offer their customers the option of paying for purchases from their bank account or paying on credit, including ClearXchange (a joint venture among Wells Fargo, Bank of America and JP Morgan Chase), Western Union's WU Pay, Dwolla, Acculynk, TeleCheck (a subsidiary of First Data), iDEAL in the Netherlands, Sofortuberweisung in Germany and the MyBank pan-European initiative;

•	issuers of stored value targeted at online payments, including NetSpend, Green Dot, PayNearMe and UKash;

•	international online payment-services providers such as AliPay, the PayU group of companies (owned by Naspers), PagSeguro, Bcash (owned by Naspers) and Klarna;

•	other providers of online account-based payments, such as Skrill, ClickandBuy (owned by Deutsche Telekom), Barclays Pingit in the U.K., Kwixo in France, and Paymate and Visa PayClick in Australia;

•	payment services targeting users of social networks and online gaming, often through billing to the consumer's mobile phone account, including PlaySpan (owned by Visa), Boku, Bango and Payfone;

•
payment services enabling banks to offer their online banking customers the ability to send and receive payments through their bank account, including ZashPay from Fiserv and Popmoney from CashEdge (acquired by Fiserv), both of which have announced collaboration agreements with Visa;

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

 Some of PayPal's competitors, such as Wells Fargo, First Data and American Express, also provide processing services to PayPal. If PayPal were to seek to expand the financial products that it offers, either alone or through a commercial alliance or an acquisition, these processing relationships could be negatively affected, or these competitors and other processors could make it more difficult for PayPal to deliver its services.

Enterprise

Our Enterprise business segment has two main businesses: ecommerce services and interactive marketing services.

Ecommerce Services

The market for the development and operation of ecommerce services that enable companies to operate ecommerce businesses and integrate their ecommerce businesses into their multichannel retail offerings is continuously evolving and intensely competitive. In our ecommerce services business, we face competition from in-house ecommerce solutions, technology and service providers which supply one or more components of an ecommerce solution, and other providers of integrated ecommerce solutions. Many of our prospective ecommerce services clients evaluate managing all or some aspects of an ecommerce operation with internal resources. As a result, we often compete with in-house solutions promoted and supported by internal information technology staffs, merchandising groups, and other internal corporate constituencies as well as with technology and service providers that supply one or more components of an ecommerce solution that allow prospective clients to develop and operate their ecommerce business in-house. This group of providers may include the prospective client itself and companies that offer: Web platforms (e.g., Art Technology Group (owned by Oracle), IBM, Amazon, Demandware, MarketLive and Microsoft); customer care/call center services (e.g., West Communications, Amazon, Sykes Enterprises, and Convergys); fulfillment and logistics (e.g., PFS Web, Amazon, Innotrac, DHL, and UPS); and systems integrators and technology providers (e.g., Accenture, EDS, Sapient, Infosys, Oracle and IBM).

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

We receive scrutiny from various government agencies under U.S. and foreign competition laws. Some jurisdictions also provide private rights of action for competitors or consumers to assert claims of anti-competitive conduct. Other companies and government agencies have in the past and may in the future allege that our actions violate the antitrust or competition laws of the U.S., individual states, the European Commission, or other countries, or otherwise constitute unfair competition. Contractual agreements with buyers, sellers, or other companies could give rise to regulatory action or antitrust litigation. Also, our unilateral business practices could give rise to regulatory action or antitrust litigation. Some regulators, particularly those outside of the U.S., may perceive our business to have so much market power that otherwise uncontroversial business practices could be deemed anticompetitive. For example, in the U.S., we have been sued by a plaintiff representing a putative class of sellers who alleges that we have illegally monopolized a market for online auctions. In Korea, the national competition authority has investigated allegations that we have engaged in illegal exclusive conduct and rendered a decision against us in October 2010. Both the main case and a related administrative action were resolved in our favor. The competition authorities in Germany and Australia have conducted investigations (now completed) of various actions taken by our businesses. Such claims and investigations, even if without foundation, typically are very expensive to defend, involve negative publicity and substantial diversion of management time and effort, and could result in significant judgments against us or require us to change our business practices.

In several jurisdictions, we have taken actions designed to improve the security of transactions and the quality of the user experience on our websites and mobile platforms. Beginning in June 2008, we have required users in the U.K. to offer PayPal as a payment alternative on most transactions on our localized U.K. site, and since October 2008, we have required sellers on eBay.com to accept one or more accepted payment methods (currently PayPal, credit or debit cards processed through Internet merchant accounts, ProPay and Skrill (formerly known as Moneybookers)) and no longer allow any forms of paper payment, including checks and money orders, to be listed by sellers in the U.S. for most categories of items. While these initiatives are intended to improve and make safer our users' buying experience and/or increase activity on our sites, certain users may be negatively affected by or react negatively to these changes, and may allege that we have (and are abusing) market power. We have faced inquiries from government regulators in various jurisdictions related to such actions. For example, in 2008, both the Australian Competition and Consumer Commission and the Reserve Bank of Australia reviewed our policies requiring sellers to offer PayPal as a payment alternative on most transactions on our localized Australian website and precluding sellers from imposing a surcharge or any other fee for accepting PayPal or other payment methods. We may face similar inquiries from other government regulators in the future. Negative reactions to these changes by our users or government authorities could, among other things, force us to change our operating practices in ways that could harm our business, operating results and profitability.

Our business may be adversely affected by factors that cause our users to spend less time on our websites or mobile platforms and applications, including seasonal factors, national events and increased usage of other websites.

Anything that diverts our users from their customary level of usage of our websites or mobile platforms and applications could adversely affect our business. We would therefore be adversely affected by geopolitical events such as war, the threat of war, or terrorist activity, and natural disasters, such as hurricanes or earthquakes. Similarly, our results of operations historically have experienced seasonal fluctuations because many of our users reduce their activities on our websites with the onset of good weather during the summer months, and on and around national holidays. In addition, our Enterprise business is highly seasonal, with the fourth quarter holiday season accounting for a disproportionate amount of Enterprise's net revenues due to consumers increasing their purchases and businesses increasing their advertising to consumers during that period, and any factors that limit or dampen consumer spending during the fourth quarter holiday season could harm our Enterprise business. In addition, increased usage of social networking or other entertainment websites or mobile platforms and applications may decrease the amount of time users spend on our websites or mobile platforms and applications, which could adversely affect our financial results.

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

In 2009, we launched the PayPal Developer Platform to enable third-party developers to access a wide variety of PayPal product and programming code specifications and to connect to select PayPal payment application programming interfaces (APIs). We also began providing a software tool kit for building mobile payments applications, and enabling third-party developers to access certain APIs with respect to our Marketplaces platforms. In March 2013, we announced enhanced software development kits and API tools for the PayPal platform, with a particular focus on developers of mobile applications. In August 2011, we acquired Magento, Inc. (now X.commerce, Inc.) which includes an open platform for merchants and developers. There can be no assurance that merchants or third-party developers will develop and maintain applications and services on our open platforms on a timely basis or at all, and a number of factors could cause such third-party developers to curtail or stop development for our platforms. In addition, our business is subject to many regulatory restrictions, which may be contravened by such third party applications. If this were to occur, we could be liable for the regulatory failure and our business could be adversely affected.

There are risks associated with our indebtedness.

As of June 30, 2013, we had approximately $4.5 billion of senior unsecured indebtedness and no indebtedness outstanding under our $2.0 billion commercial paper program, although from time to time we have made substantial borrowings under our commercial paper program. We also have a $3.0 billion revolving credit facility, under which we maintain $2.0 billion of available borrowing capacity in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they come due. As of June 30, 2013, no borrowings or letters of credit were outstanding under this revolving credit facility and, accordingly, $1.0 billion of borrowing capacity was available for other purposes permitted by this credit facility.

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

The business of selling goods over the Internet and mobile networks, particularly through online trading, is dynamic and relatively new. Concerns about fraud, privacy and other problems may discourage additional consumers from adopting the Internet or mobile devices as modes of commerce, or may prompt consumers to offline channels. In countries such as the U.S., Germany, Australia, Korea and the U.K., where our services and online commerce generally have been available for some time and the level of market penetration of our services is high, acquiring new users for our services may be more difficult and costly than it has been in the past. Moreover, the growth rates of Internet users are slowing in many countries where we have a significant presence. In order to expand our user base, we must appeal to and acquire consumers who historically have used traditional means of commerce to purchase goods and may prefer Internet analogues to such traditional retail means, such as the retailer's own website, to our offerings. If these consumers prove to be less active than our earlier users due to lower levels of willingness to use the Internet or mobile devices for commerce for any reason, including lack of access to high-speed communications equipment, congestion of traffic on the Internet, Internet or mobile network outages or delays, disruptions or other damage to users' computers or mobile devices, and we are unable to gain efficiencies in our operating costs, including our cost of acquiring new users, our business could be adversely impacted.

Our businesses depend on continued and unimpeded access to the Internet, as well as access to mobile networks. Internet service providers and mobile network operators may be able to block, degrade, or charge us or our users additional fees for our offerings, which could harm our business.

Our customers rely on access to the Internet or mobile networks to use our products and services. In many cases, that access is provided by companies that compete with at least some of our offerings, including incumbent telephone companies, cable companies, mobile communications companies and large Internet service providers. Some of these providers have stated that they may take measures that could degrade, disrupt, or increase the cost of customers' use of our offerings by restricting or prohibiting the use of their infrastructure to support or facilitate our offerings, or by charging increased fees to us or our users to provide our offerings. Mobile network operators or operating system providers could block or place onerous restrictions on our ability to offer our mobile applications in their mobile application stores. Internet service providers or mobile network operators could attempt to charge us each time our customers use our offerings. Worldwide, a number of companies have announced plans to take such actions or are selling products designed to facilitate such actions. The United States Federal Communications Commission enacted rules in December 2010 (Preserving the Open Internet Broadband Industry Practices (FCC-10-201)) establishing baseline restrictions that would regulate the ability of Internet access companies to interfere with Internet traffic transported over wired and wireless networks. The new rules have been challenged in the D.C. Circuit Court of Appeals. The case has been scheduled for September 2013, and a decision is expected in late 2013. Pending greater regulatory and judicial clarity, any interference with our offerings or higher charges for access to our offerings, whether paid by us or by our customers, could cause us to lose existing customers, impair our ability to attract new customers and harm our revenue and growth.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchase activity during the three months ended June 30, 2013 was as follows:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet be Purchased Under the Programs (1)
April 30, 2013	—	$—	—	$1,507,429,801
May 31, 2013	8,000,000	$55.00	8,000,000	$1,067,390,791
June 30, 2013	500,000	$53.04	500,000	$1,040,870,011
	8,500,000		8,500,000

(1)
In June 2012, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $2 billion of our common stock, with no expiration from the date of authorization. The stock repurchase program is intended to offset the impact of dilution from our equity compensation programs. During the six months ended June 30, 2013, we repurchased approximately $942 million of our common stock under our stock repurchase program at an average price of $55.42 per share. As of June 30, 2013, approximately $1.0 billion remained available for further purchases of our common stock under our stock repurchase program.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eBay Inc.
Principal Executive Officer:

		By:	/s/ John J. Donahoe
John J. Donahoe
President and Chief Executive Officer
Date:	July 19, 2013
Principal Financial Officer:

		By:	/s/ Robert H. Swan
Robert H. Swan
Senior Vice President, Finance and Chief Financial Officer
Date:	July 19, 2013
Principal Accounting Officer:

		By:	/s/ Brian J. Doerger
Brian J. Doerger
Vice President, Chief Accounting Officer
Date:	July 19, 2013

INDEX TO EXHIBITS

Exhibit 12.01	Statement regarding computation of ratio of earnings to fixed charges.
Exhibit 31.01	Certification of Registrant's Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.02	Certification of Registrant's Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.01	Certification of Registrant's Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.02	Certification of Registrant's Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document