Form 10-Q
period 2013-09-30
EBAY INC
filed 2013-10-18
CIK 1065088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 14, 2013, there were 1,294,597,889 shares of the registrant's common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements
eBay Inc.
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2013	December 31, 2012
	(In millions, except par value amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,280	$6,817
Short-term investments	4,991	2,591
Accounts receivable, net	772	822
Loans and interest receivable, net	2,434	2,160
Funds receivable and customer accounts	9,073	8,094
Other current assets	926	914
Total current assets	23,476	21,398
Long-term investments	4,138	3,044
Property and equipment, net	2,763	2,491
Goodwill	8,566	8,537
Intangible assets, net	863	1,128
Other assets	261	476
Total assets	$40,067	$37,074
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$408	$413
Accounts payable	288	301
Funds payable and amounts due to customers	9,073	8,094
Accrued expenses and other current liabilities	2,008	1,916
Deferred revenue	164	137
Income taxes payable	87	63
Total current liabilities	12,028	10,924
Deferred and other tax liabilities, net	914	972
Long-term debt	4,123	4,106
Other liabilities	235	207
Total liabilities	17,300	16,209
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock, $0.001 par value; 3,580 shares authorized; 1,294 and 1,294 shares outstanding	2	2
Additional paid-in capital	12,697	12,062
Treasury stock at cost, 291 and 271 shares	(9,141)	(8,053)
Retained earnings	18,004	15,998
Accumulated other comprehensive income	1,205	856
Total stockholders' equity	22,767	20,865
Total liabilities and stockholders' equity	$40,067	$37,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions, except per share amounts)
	(Unaudited)
Net revenues	$3,892	$3,404	$11,517	$10,079
Cost of net revenues	1,224	1,022	3,587	2,992
Gross profit	2,668	2,382	7,930	7,087
Operating expenses:
Sales and marketing	755	726	2,223	2,120
Product development	433	389	1,318	1,157
General and administrative	415	369	1,242	1,131
Provision for transaction and loan losses	185	148	553	413
Amortization of acquired intangible assets	81	83	245	251
Total operating expenses	1,869	1,715	5,581	5,072
Income from operations	799	667	2,349	2,015
Interest and other, net	74	5	89	74
Gain on divested business	—	—	—	118
Income before income taxes	873	672	2,438	2,207
Provision for income taxes	(184)	(75)	(432)	(348)
Net income	$689	$597	$2,006	$1,859
Net income per share:
Basic	$0.53	$0.46	$1.55	$1.44
Diluted	$0.53	$0.45	$1.53	$1.42
Weighted average shares:
Basic	1,295	1,292	1,296	1,291
Diluted	1,310	1,314	1,314	1,311

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
	(Unaudited)
Net income	$689	$597	$2,006	$1,859
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation	353	191	88	80
Unrealized gains (losses) on investments, net	243	89	459	126
Tax (expense) benefit on unrealized gains (losses) on investments, net	(86)	(24)	(175)	(18)
Unrealized gains (losses) on hedging activities, net	(135)	(73)	(24)	(90)
Tax (expense) benefit on unrealized gains (losses) on hedging activities, net	4	2	1	2
Other comprehensive income (loss), net tax	379	185	349	100
Comprehensive income	$1,068	$782	$2,355	$1,959

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2013	2012
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income	$2,006	$1,859
Adjustments:
Provision for transaction and loan losses	553	413
Depreciation and amortization	1,033	882
Stock-based compensation	412	360
Gain on sale of RueLaLa and ShopRunner	(75)	—
Gain on divested business	—	(118)
Changes in assets and liabilities, net of acquisition effects	(647)	(943)
Net cash provided by operating activities	3,282	2,453
Cash flows from investing activities:
Purchases of property and equipment	(969)	(961)
Changes in principal loans receivable, net	(395)	(335)
Purchases of investments	(5,726)	(1,470)
Maturities and sales of investments	2,710	938
Acquisitions, net of cash acquired	(85)	(143)
Repayment of Kynetic note receivable and sale of RueLaLa and ShopRunner	485	—
Proceeds from divested business, net of cash disposed	—	144
Other	(14)	(77)
Net cash used in investing activities	(3,994)	(1,904)
Cash flows from financing activities:
Proceeds from issuance of common stock	301	359
Repurchases of common stock	(1,088)	(642)
Excess tax benefits from stock-based compensation	180	95
Tax withholdings related to net share settlements of restricted stock awards and units	(247)	(152)
Net (repayments) and borrowings under commercial paper program	—	(550)
Proceeds from the issuance of debt, net of issuance costs	—	2,976
Funds receivable and customer accounts, net	(979)	(839)
Funds payable and amounts due to customers, net	979	839
Other	—	(4)
Net cash provided by (used in) financing activities	(854)	2,082
Effect of exchange rate changes on cash and cash equivalents	29	9
Net increase (decrease) in cash and cash equivalents	(1,537)	2,640
Cash and cash equivalents at beginning of period	6,817	4,691
Cash and cash equivalents at end of period	$5,280	$7,331
Supplemental cash flow disclosures:
Cash paid for interest	$85	$15
Cash paid for income taxes	$348	$757

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

We are required to comply with various regulations worldwide in order to operate our businesses, particularly our Payments business. We also partner with banks and other financial institutions in order to offer our Payments services globally. Changes in regulations or how regulations are interpreted or enforced by governmental authorities and courts, non-compliance with laws or regulations, or loss of key bank or financial institution partners could have a significant adverse impact on our ability to operate our Payments business; therefore, we monitor these areas closely to mitigate potential adverse impacts.

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

Principles of consolidation and basis of presentation

The accompanying condensed financial statements are consolidated and include the financial statements of eBay Inc., our wholly and majority-owned subsidiaries and variable interest entities ("VIE") if we were the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. Minority interests are recorded as a noncontrolling interest. A qualitative approach is applied to assess the consolidation requirement for VIEs. Investments in entities where we hold at least a 20% ownership interest and have the ability to exercise significant influence, but not control, over the investee are accounted for using the equity method of accounting. For such investments, our share of the investees' results of operations is included in interest and other, net and our investment balance is included in long-term investments. Investments in entities where we hold less than a 20% ownership interest are generally accounted for using the cost method of accounting, and our share of the investees' results of operations is included in our consolidated statement of income to the extent dividends are received.

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2012. We have evaluated all subsequent events through the date these condensed consolidated financial statements were issued. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for fair presentation of the condensed consolidated financial statements, for the interim period.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Recent Accounting Pronouncements

In 2013, the Financial Accounting Standards Board ("FASB") issued new accounting guidance clarifying the accounting for the release of a cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity.  The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. We do not anticipate that this adoption will have a significant impact on our financial position, results of operations, or cash flows.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions, except per share amounts)
Numerator:
Net income	$689	$597	$2,006	$1,859
Denominator:
Weighted average shares of common stock - basic	1,295	1,292	1,296	1,291
Dilutive effect of equity incentive plans	15	22	18	20
Weighted average shares of common stock - diluted	1,310	1,314	1,314	1,311
Net income per share:
Basic	$0.53	$0.46	$1.55	$1.44
Diluted	$0.53	$0.45	$1.53	$1.42
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	2	3	2	6

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 3 — Business Combinations

During the nine months ended September 30, 2013, we completed four acquisitions, three of which are included in our Marketplaces segment and one in our Payments segment, for aggregate purchase consideration of approximately $83 million, consisting primarily of cash. The allocation of the purchase consideration resulted in net liabilities of approximately $7 million, purchased intangible assets of approximately $41 million and goodwill of approximately $49 million. The allocations of the purchase price for these acquisitions have been prepared on a preliminary basis and changes to those allocations may occur as additional information becomes available. The consolidated financial statements include the operating results of the acquired businesses since the respective dates of the acquisitions. Pro forma results of operations have not been presented because the effect of the acquisitions was not material to our financial results.
Additionally, on September 26, 2013 we announced an agreement to acquire Braintree, a global payment platform, for total consideration of approximately $800 million. This acquisition is expected to close late in the fourth quarter of 2013.

Note 4 — Goodwill and Intangible Assets

Goodwill

The following table presents goodwill balances and adjustments to those balances for each of our reportable segments during the nine months ended September 30, 2013:

	December 31, 2012	Goodwill Acquired	Adjustments	September 30, 2013
	(In millions)
Reportable segments:
Marketplaces	$4,732	$45	$(19)	$4,758
Payments	2,519	4	(1)	2,522
Enterprise	1,239	—	—	1,239
Corporate and other	47	—	—	47
	$8,537	$49	$(20)	$8,566

The adjustments to goodwill and goodwill acquired during the nine months ended September 30, 2013 were due primarily to foreign currency translation.

Intangible Assets

The components of identifiable intangible assets are as follows:

	September 30, 2013				December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
	(In millions, except years)
Intangible assets:
Customer lists and user base	$1,648	$(1,159)	$489	5	$1,644	$(991)	$653	5
Trademarks and trade names	771	(645)	126	5	743	(569)	174	5
Developed technologies	538	(378)	160	4	525	(322)	203	4
All other	263	(175)	88	4	252	(154)	98	4
	$3,220	$(2,357)	$863		$3,164	$(2,036)	$1,128

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Amortization expense for intangible assets was $107 million and $110 million for the three months ended September 30, 2013 and 2012, respectively. Amortization expense for intangible assets was $323 million and $329 million for the nine months ended September 30, 2013 and 2012, respectively.

Expected future intangible asset amortization as of September 30, 2013 is as follows (in millions):

Fiscal years:
Remaining 2013	$100
2014	315
2015	252
2016	128
2017	38
Thereafter	30
$863

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

The following tables summarize the financial performance of our reportable segments and reconciliation to our consolidated operating results for the periods reflected below (1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Net Revenue
Marketplaces
Net transaction revenues	$1,668	$1,490	$4,913	$4,406
Marketing services and other revenues	359	316	1,072	942
	2,027	1,806	5,985	5,348
Payments
Net transaction revenues	1,493	1,264	4,403	3,715
Marketing services and other revenues	127	102	389	318
	1,620	1,367	4,792	4,033
Enterprise
Net transaction revenues	185	170	565	516
Marketing services and other revenues	53	57	155	168
	238	226	720	684
Corporate and other
Marketing services and other revenues	14	11	40	27

Elimination of inter-segment net revenue (2)	(7)	(6)	(20)	(13)
Total consolidated net revenue	$3,892	$3,404	$11,517	$10,079

Operating income (loss)
Marketplaces	$789	$705	$2,406	$2,093
Payments	368	309	1,116	1,004
Enterprise	12	14	29	47
Corporate and other	(370)	(361)	(1,202)	(1,129)
Total operating income (loss)	$799	$667	$2,349	$2,015

(1) Certain amounts may not add due to rounding.
(2) Represents revenue generated between our reportable segments.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 6 — Kynetic Note and Related Investments

In conjunction with our acquisition of GSI Commerce, Inc. ("GSI") in June 2011, we immediately divested 100% of GSI's licensed sports merchandise business and 70% of GSI's ShopRunner and RueLaLa businesses, and sold them to NRG Commerce, LLC (now known as Kynetic, LLC), a newly formed holding company led by GSI's former Chairman, President and CEO, Michael Rubin, in exchange for a note receivable. In September 2013, this note receivable was repaid and our investments in RueLaLa and ShopRunner were sold for total cash proceeds of $485 million. This transaction resulted in a net gain of approximately $75 million, which has been recognized in interest and other, net in our condensed consolidated statement of income.

Note 7 — Fair Value Measurement of Assets and Liabilities

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012:

Description	Balance as of September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents	$5,280	$4,791	$489
Short-term investments:
Restricted cash	14	14	—
Corporate debt securities	3,697	—	3,697
Government and agency securities	48	—	48
Time deposits	120	—	120
Equity instruments	1,112	1,112	—
Total short-term investments	4,991	1,126	3,865
Funds receivable and customer accounts	1,864	—	1,864
Derivatives	46	—	46
Long-term investments:
Corporate debt securities	3,582	—	3,582
Government and agency securities	281	—	281
Total long-term investments	3,863	—	3,863
Total financial assets	$16,044	$5,917	$10,127

Liabilities:
Derivatives	$139	$—	$139

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents	$6,817	$5,685	$1,132
Short-term investments:
Restricted cash	15	15	—
Corporate debt securities	1,153	—	1,153
Government and agency securities	20	—	20
Time deposits	765	—	765
Equity instruments	638	638	—
Total short-term investments	2,591	653	1,938
Derivatives	55	—	55
Long-term investments:
Corporate debt securities	2,669	—	2,669
Government and agency securities	42	—	42
Total long-term investments	2,711	—	2,711
Total financial assets	$12,174	$6,338	$5,836

Liabilities:
Derivatives	$86	$—	$86

Our financial assets and liabilities are valued using market prices on both active markets (level 1) and less active markets (level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. The majority of our derivative instruments are valued using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as equity prices, interest rate yield curves, option volatility and currency rates. Our derivative instruments are primarily short-term in nature, generally one month to one year in duration. Certain foreign currency contracts designated as cash flow hedges may have a duration of up to 18 months. We did not have any transfers of financial instruments between valuation levels during the first nine months of 2013.

Cash and cash equivalents are short-term, highly liquid investments with original or remaining maturities of three months or less when purchased and are comprised primarily of bank deposits, money market funds and commercial paper. We had total funds receivable and customer accounts of $9.1 billion as of September 30, 2013, of which $1.9 billion is invested in short-term government securities.

In addition, we had cost and equity method investments of approximately $269 million and $327 million included in long-term investments on our condensed consolidated balance sheet at September 30, 2013 and our consolidated balance sheet at December 31, 2012, respectively. As of September 30, 2013 and December 31, 2012, we also held $6 million of time deposits classified as held to maturity, which are recorded at amortized cost.

Other financial instruments, including accounts receivable, loans and interest receivable, accounts payable, funds receivable, certain customer accounts, funds payable and amounts due to customers, are carried at cost, which approximates their fair value because of the short-term nature of these instruments.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 8 — Derivative Instruments

The notional amounts associated with our foreign currency contracts at September 30, 2013 and 2012 were $6.3 billion and $5.6 billion, respectively, of which $2.9 billion and $2.2 billion, respectively, were designated as cash flow hedges. Derivative transactions are measured in terms of the notional amount, but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the derivative instruments. The notional amount is generally not exchanged, but is used only as the basis on which the value of foreign exchange payments under these contracts are determined.
For our derivative instruments designated as cash flow hedges, the amounts recognized in earnings related to the ineffective portion were not material in each of the periods presented, and we did not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness. As of September 30, 2013, we estimate that approximately $55 million of net derivative losses related to our cash flow hedges included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

Fair Value of Derivative Contracts

The fair value of our outstanding derivative instruments as of September 30, 2013 and December 31, 2012 was as follows:

	Derivative Assets Reported in Other Current Assets		Derivative Liabilities Reported in Other Current Liabilities
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$16	$1	$95	$56
Foreign exchange contracts not designated as hedging instruments	30	43	44	30
Other contracts not designated as hedging instruments	—	11	—	—
Total fair value of derivative instruments	$46	$55	$139	$86

Under the master netting agreements with the respective counterparties to our foreign exchange contracts, subject to applicable requirements, we are allowed to net settle transactions of the same currency with a single net amount payable by one party to the other.  However, we have elected to present the derivative assets and derivative liabilities on a gross basis in our balance sheet.  As of September 30, 2013, the potential effect of rights of set-off associated with the above foreign exchange contracts would be an offset to both assets and liabilities by $46 million, resulting in a net derivative liability of $93 million. We are not required to pledge, nor are we entitled to receive, cash collateral related to these derivative transactions.

Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following table summarizes the activity of derivative contracts that qualify for hedge accounting as of September 30, 2013 and December 31, 2012, and the impact of these derivative contracts on accumulated other comprehensive income for the nine months ended September 30, 2013:

	December 31, 2012	Amount of gain (loss) recognized in other comprehensive income (effective portion)	Amount of gain (loss) reclassified from accumulated other comprehensive income to net revenue and operating expense (effective portion)	September 30, 2013
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$(55)	$(23)	$1	$(79)

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table summarizes the activity of derivative contracts that qualify for hedge accounting as of September 30, 2012 and December 31, 2011, and the impact of these derivative contracts on accumulated other comprehensive income for the nine months ended September 30, 2012:

	December 31, 2011	Amount of gain (loss) recognized in other comprehensive income (effective portion)	Amount of gain (loss) reclassified from accumulated other comprehensive income to net revenue and operating expense (effective portion)	September 30, 2012
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$72	$(30)	$60	$(18)

Effect of Derivative Contracts on Condensed Consolidated Statement of Income

The following table provides the location in our financial statements of the recognized gains or losses related to our derivative instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Foreign exchange contracts designated as cash flow hedges recognized in net revenues	$6	$16	$9	$42
Foreign exchange contracts designated as cash flow hedges recognized in operating expenses	(2)	6	(8)	15
Foreign exchange contracts not designated as hedging instruments recognized in interest and other, net	(4)	(2)	13	(10)
Other contracts not designated as hedging instruments recognized in interest and other, net	—	—	—	4
Total gain (loss) recognized from derivative contracts in the condensed consolidated statement of income	$—	$20	$14	$51

Note 9 — Debt
The following table summarizes the carrying value of our outstanding debt:

	Coupon	Carrying Value as of	Effective	Carrying Value as of	Effective
	Rate	September 30, 2013	Interest Rate	December 31, 2012	Interest Rate
	(In millions, except percentages)
Long-Term Debt
Senior notes due 2015	1.625%	$599	1.805%	$599	1.805%
Senior notes due 2015	0.700%	250	0.820%	250	0.820%
Senior notes due 2017	1.350%	999	1.456%	999	1.456%
Senior notes due 2020	3.250%	498	3.389%	498	3.389%
Senior notes due 2022	2.600%	999	2.678%	999	2.678%
Senior notes due 2042	4.000%	743	4.114%	742	4.114%
Total senior notes		4,088		4,087
Other indebtedness		35		19
Total long-term debt		$4,123		$4,106

Short-Term Debt
Senior notes due 2013	0.875%	$400	1.078%	$400	1.078%
Other indebtedness		8		13
Total short-term debt		408		413
Total Debt		$4,531		$4,519
Senior Notes
The effective interest rates for our fixed-rate senior notes include the interest payable, the amortization of debt issuance costs and the amortization of any original issue discount on these senior notes. Interest on these senior notes is payable semiannually. Interest expense associated with these senior notes, including amortization of debt issuance costs, during the three months ended September 30, 2013 and 2012 was approximately $26 million and $21 million, respectively. Interest expense associated with these senior notes, including amortization of debt issuance costs, during the nine months ended September 30, 2013 and 2012 was approximately $79 million and $37 million, respectively. At September 30, 2013, the estimated fair value of all these senior notes included in long-term debt was approximately $4.0 billion.

The indenture pursuant to which the senior notes were issued includes customary covenants that, among other things and subject to exceptions, limit our ability to incur, assume or guarantee debt secured by liens on specified assets or enter into sale and lease-back transactions with respect to specified properties, and also includes customary events of default.
Other Indebtedness
Our other indebtedness is comprised of overdraft facilities, notes payable, and capital lease obligations. We have formal overdraft facilities in Brazil and India. Drawn balances bear interest at rates ranging from 8% to 11% per annum and are expected to be repaid in more than one year. Notes payable is comprised primarily of a note that bears interest at 6.3% per annum and has a maturity date of July 2034. Our capital leases have maturity dates ranging from December 2013 to September 2014 and bear interest at rates ranging from 3% to 7% per annum. The present value of future minimum capital lease payments as of September 30, 2013 was $7 million with imputed interest of less than $1 million.
Commercial Paper
We have a $2 billion commercial paper program pursuant to which we may issue commercial paper notes with maturities of up to 397 days from the date of issue. As of September 30, 2013, there were no commercial paper notes outstanding.
Credit Agreement
As of September 30, 2013, no borrowings or letters of credit were outstanding under our $3 billion credit agreement. As described above, we have a $2 billion commercial paper program and maintain $2 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due.  As a result, at September 30, 2013, $1 billion of borrowing capacity was available for other purposes permitted by the credit agreement.  The credit agreement includes customary representations, warranties, affirmative and negative covenants, including a financial covenant, events of default and indemnification provisions in favor of the banks. The negative covenants include restrictions regarding the incurrence of liens, subject to exceptions. The financial covenant requires us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio.
As of September 30, 2013, we were in compliance with all covenants in our outstanding debt instruments.

Note 10 — Commitments and Contingencies

Commitments

 As of September 30, 2013, approximately $14.6 billion of unused credit was available to Bill Me Later accountholders. While this amount represents the total unused credit available, we have not experienced, and do not anticipate, that all of our Bill Me Later accountholders will access their entire available credit at any given point in time. In addition, the individual lines of credit that make up this unused credit are subject to periodic review and termination by the chartered financial institution that is the issuer of Bill Me Later credit products based on, among other things, account usage and customer creditworthiness. When a consumer makes a purchase using a Bill Me Later credit product, the chartered financial institution extends credit to the consumer, funds the extension of credit at the point of sale and advances funds to the merchant. We subsequently purchase the consumer receivables related to the consumer loans and sell a participation interest back to the chartered financial institution. Although the chartered financial institution continues to own each customer account, we own and bear the risk of loss on the related consumer receivables, less the participation interest held by the chartered financial institution, and Bill Me Later is responsible for all servicing functions related to the customer account balances.

Litigation and Other Legal Matters

Overview
We are involved in legal proceedings on an ongoing basis. If we believe that a loss arising from such matters is probable and can be reasonably estimated, we accrue the estimated liability in our financial statements. If only a range of estimated losses can be determined, we accrue an amount within the range that, in our judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we accrue the low end of the range. Amounts accrued for legal proceedings for which we believe a loss is probable were not material for the nine months ended September 30, 2013. Except as otherwise noted, we have concluded that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our accruals are also not material. For those proceedings in which an unfavorable outcome is reasonably possible but not probable, we have disclosed an estimate of the reasonably possible loss or range of losses or we have concluded that an estimate of the reasonably possible loss or range of losses arising directly from the proceeding (i.e., monetary damages or amounts paid in judgment or settlement) are not material. If we cannot estimate the probable or reasonably possible loss or range of losses arising from a legal proceeding, we have disclosed that fact.
 In assessing the materiality of a legal proceeding, we evaluate, among other factors, the amount of monetary damages claimed, as well as the potential impact of non-monetary remedies sought by plaintiffs (e.g., injunctive relief) that may require us to change our business practices in a manner that could have a material adverse impact on our business. With respect to the matters disclosed in this Note 10, we are unable to estimate the possible loss or range of losses that could potentially result from the application of such non-monetary remedies.

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

eBay's Korean subsidiary, IAC (which has merged into Gmarket and is now named eBay Korea), has notified its approximately 20 million users of a January 2008 data breach involving personally identifiable information including name, address, resident registration number and some transaction and refund data (but not including credit card information or real time banking information). Approximately 149,000 users sued IAC over this breach in several lawsuits in Korean courts and more may do so in the future (including after final determination of liability). Trial for a group of representative suits began in August 2009 in the Seoul Central District Court, and trial for other suits began later in the Seoul Central District Court. There is some precedent in Korea for a court to grant “consolation money” for data breaches without a specific finding of harm from the breach. Such precedents have involved payments of up to approximately $200 per user. In January 2010, one bench of the Seoul Central District Court ruled that IAC had met its obligations with respect to defending the site from intrusion and, accordingly, had no liability for the breach. This January 2010 ruling was appealed by approximately 34,000 plaintiffs to the Seoul High Court. In September 2012, a bench of the Seoul High Court announced its decision upholding the Seoul Central District Court's January 2010 decision for three cases involving 55 plaintiffs (who did not appeal to the Korea Supreme Court). So far during 2013, the Seoul High Court has upheld the Seoul Central District Court's January 2010 ruling in another 18 cases involving 33,795 plaintiffs. The Seoul High Court's decision in 11 of these 18 cases has been appealed by 33,522 plaintiffs to the Korea Supreme Court, and there was no appeal in the seven other cases. Currently, the Korea Supreme Court is reviewing a total of 12 cases with 33,525 plaintiffs, including one case appealed from the Daegu High Court. In January 2013, the Seoul Western District Court ruled in favor of IAC with respect to two cases filed by 2,291 plaintiffs by following the Seoul Central District Court's January 2010 ruling, and 2,284 plaintiffs proceeded to appeal the January 2013 decision of the Seoul Western District Court to the Seoul High Court.

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

From time to time, we are involved in other disputes or regulatory inquiries that arise in the ordinary course of business. These disputes and inquiries include suits by our users (individually or as class actions) alleging, among other things, improper credit and/or collection activities; improper disclosure of our prices, rules or policies; that our prices, rules, policies or customer/user agreements violate applicable law; that we have not acted in conformity with such prices, rules, policies or agreements; or violations of privacy laws and policies. The number and significance of these disputes and inquiries continue to increase as our company has grown larger, our businesses have expanded in scope (both in terms of the range of products and services that we offer and our geographical operations) and our products and services have increased in complexity. Any claims or regulatory actions against us, whether meritorious or not, could be time consuming, result in costly litigation, damage awards (including statutory damages for certain causes of action in certain jurisdictions), injunctive relief or increased costs of doing business through adverse judgment or settlement, require us to change our business practices in expensive ways, require significant amounts of management time, result in the diversion of significant operational resources or otherwise harm our business.

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

Off-Balance Sheet Arrangements

As of September 30, 2013, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

In Europe, we have two cash pooling arrangements with a financial institution for cash management purposes. These arrangements allow for cash withdrawals from this financial institution based upon our aggregate operating cash balances held in Europe within the same financial institution (“Aggregate Cash Deposits”) for more efficient cash management and investment purposes. These arrangements also allow us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under these arrangements. As of September 30, 2013, we had a total of $3.1 billion in cash withdrawals offsetting our $3.1 billion in Aggregate Cash Deposits held within the same financial institution under these cash pooling arrangements.

Note 11 — Stock Repurchase Programs

In June 2012, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $2 billion of our common stock, with no expiration from the date of authorization. The stock repurchase program is intended to offset the impact of dilution from our equity compensation programs. The stock repurchase activity under our stock repurchase program during the nine months ended September 30, 2013 is summarized as follows:

	Shares Repurchased	Average Price per Share	Value of Shares Repurchased	Remaining Amount Authorized
	(In millions, except per share amounts)
Balance as of January 1, 2013	—	$51.89	$17	$1,983
Repurchase of shares of common stock	20	54.95	1,088	(1,088)
Balance as of September 30, 2013	20	$54.90	$1,105	$895

These repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. No repurchased shares of common stock have been retired.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 12 — Stock-Based Plans

Stock Option Activity

The following table summarizes stock option activity for the nine months ended September 30, 2013:

Options
(In millions)
Outstanding as of January 1, 2013	24
Granted and assumed	1
Exercised	(8)
Forfeited/expired/canceled	(1)
Outstanding as of September 30, 2013	16

The weighted average exercise price of stock options granted during the period was $55.68 per share and the related weighted average grant date fair value was $15.47 per share.

Restricted Stock Unit Activity

The following table summarizes restricted stock unit ("RSU") activity for the nine months ended September 30, 2013:

Units
(In millions)
Outstanding as of January 1, 2013	39
Awarded and assumed	13
Vested	(14)
Forfeited	(3)
Outstanding as of September 30, 2013	35

The weighted average grant date fair value for RSUs awarded during the period was $55.50 per share.

 Stock-Based Compensation Expense

The impact on our results of operations of recording stock-based compensation expense for the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Cost of net revenues	$9	$13	$45	$41
Sales and marketing	38	35	112	99
Product development	42	34	120	101
General and administrative	51	40	135	119
Total stock-based compensation expense	$140	$122	$412	$360
Capitalized in product development	$4	$5	$11	$15

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Valuation Assumptions

We calculated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Risk-free interest rate	0.77%	0.48%	0.62%	0.71%
Expected life (in years)	3.9	3.8	4.1	4.0
Dividend yield	—%	—%	—%	—%
Expected volatility	32%	40%	34%	38%

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

Note 13 — Income Taxes

The following table reflects changes in unrecognized tax benefits for the nine months ended September 30, 2013:

(In millions)
Gross amounts of unrecognized tax benefits as of January 1, 2013	$340
Increases related to prior period tax positions	52
Decreases related to prior period tax positions	(52)
Increases related to current period tax positions	24
Settlements	(4)
Gross amounts of unrecognized tax benefits as of September 30, 2013	$360

As of September 30, 2013, our liabilities for unrecognized tax benefits were included in accrued expenses and other current liabilities and deferred and other tax liabilities, net. The increase in liabilities for unrecognized tax benefits for the nine months ended September 30, 2013 relates primarily to the point in time at which certain foreign earnings became subject to U.S. taxation and the enactment of the federal research and development credit retroactive to 2012.

We recognize interest and/or penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties accrued as of September 30, 2013 and December 31, 2012 was approximately $67 million and $117 million, respectively. The decrease in the amount of interest and penalties accrued is due primarily to the settlement of multiple uncertain tax positions during the nine months ended September 30, 2013.

We are subject to both direct and indirect taxation in the U.S. and various states and foreign jurisdictions. We are under examination by certain tax authorities for the 2003 to 2009 tax years. We are in the process of settlement discussions with various tax authorities that could reasonably be expected to result in a significant change to the existing tax reserve balance within the next 12 months. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations or changes. The material jurisdictions where we are subject to potential examination by tax authorities for certain tax years after 2002 include, among others, the U.S. (Federal and California), France, Germany, Italy, Korea, Israel, Switzerland, Singapore and Canada.

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

Note 14 — Loans and Interest Receivable, Net
Loans and interest receivable represent purchased consumer receivables arising from loans made by partner chartered financial institutions to individual consumers in the U.S. to purchase goods and services through our Bill Me Later merchant network. Although a chartered financial institution continues to own each respective customer account, we own the related consumer receivable and Bill Me Later is responsible for all servicing functions related to the customer accounts. Effective August 29, 2013, ownership of most of the existing customer accounts was transitioned to a new chartered financial institution. As part of the arrangement with the new chartered financial institution, we sell the chartered financial institution a participation interest in the entire pool of consumer receivables outstanding under the customer accounts. During the three months ended September 30, 2013 and 2012, we purchased approximately $1.0 billion and $775 million, respectively, in consumer receivables. During the nine months ended September 30, 2013 and 2012, we purchased approximately $2.8 billion and $2.1 billion, respectively, in consumer receivables. As of September 30, 2013, the total outstanding balance of this pool of consumer receivables is $2.6 billion, of which we sold a participation interest to the new chartered financial institution of $17 million, or 0.66%.  The chartered financial institution has no recourse related to its participation interest for failure of debtors to pay when due. The participation interest held by the chartered financial institution has the same priority to the interests held by us and is subject to the same credit, prepayment, and interest rate risk associated with this pool of consumer receivables.
Loans and interest receivable are reported at their outstanding principal balances, net of participation interest sold and pro-rata allowances, including unamortized deferred origination costs and estimated collectible interest and fees. We use a consumer's FICO score, among other measures, in evaluating the credit quality of our consumer receivables. A FICO score is a type of credit score that lenders use to assess an applicant's credit risk and whether to extend credit. Individual FICO scores generally are obtained each quarter the consumer has an outstanding consumer receivable owned by Bill Me Later. The weighted average consumer FICO score related to the pool of consumer receivables and interest receivable balance outstanding as of September 30, 2013 was 685, compared to 689 as of December 31, 2012. As of September 30, 2013 and December 31, 2012, approximately 53.7% and 55.8%, respectively, of the pool of consumer receivables and interest receivable balance was due from consumers with FICO scores greater than 680, which is generally considered "prime" by the consumer credit industry. As of September 30, 2013 and December 31, 2012, approximately 89% and 90%, respectively, of the pool of consumer receivables and interest receivable portfolio was current.
The following table summarizes the activity in the allowance for loans and interest receivable, net of participating interest sold, for the periods indicated:

	Nine Months Ended September 30,
	2013	2012
	(In millions)
Balance as of January 1	$101	$59
Charge-offs	(161)	(94)
Recoveries	9	7
Provision	181	115
Balance as of September 30	$130	$87

Note 15 — Restructuring

In the fourth quarter of 2012, we implemented a global restructuring plan designed to simplify and streamline our organization and strengthen the overall competitiveness of our existing businesses.  The plan included a strategic reduction of our existing global workforce by approximately 600 employees and 300 contractors and related activities, including the closure of certain facilities and asset impairments. The majority of the costs impacted our Payments and Enterprise segments.  In connection with the plan, we have incurred aggregate charges of approximately $26 million as of September 30, 2013, related primarily to severance and benefits, including net credits of $4 million incurred in the nine months ended September 30, 2013. The restructuring charges are included in general and administrative expenses on the consolidated statement of income. As of September 30, 2013, all restructuring actions under the plan are substantially complete.  The associated liability was $20 million as of December 31, 2012 and decreased to $3 million as of September 30, 2013 due to payments of $10 million and other adjustments (including foreign currency translation) of $7 million.

Note 16 — Accumulated Other Comprehensive Income
The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended September 30, 2013:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains on Investments	Foreign Currency Translation	Estimated tax (expense) benefit	Total
	(In millions)
Beginning balance	$56	$903	$184	$(317)	$826
Other comprehensive income before reclassifications	(131)	243	353	(82)	383
Amount of gain (loss) reclassified from accumulated other comprehensive income	4	—	—	—	4
Net current period other comprehensive income	(135)	243	353	(82)	379
Ending balance	$(79)	$1,146	$537	$(399)	$1,205

The following table summarizes the changes in accumulated balances of other comprehensive income for the nine months ended September 30, 2013:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains on Investments	Foreign Currency Translation	Estimated tax (expense) benefit	Total
	(In millions)
Beginning balance	$(55)	$687	$449	$(225)	$856
Other comprehensive income before reclassifications	(23)	463	88	(174)	354
Amount of gain (loss) reclassified from accumulated other comprehensive income	1	4	—	—	5
Net current period other comprehensive income	(24)	459	88	(174)	349
Ending balance	$(79)	$1,146	$537	$(399)	$1,205

The following table provides details about reclassifications out of accumulated other comprehensive income for the three and nine months ended September 30, 2013:

Details about Accumulated Other Comprehensive Income Components	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement of Income
	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	(In millions)
Gains (losses) on cash flow hedges - foreign exchange contracts	$6	$9	Net Revenues
	(1)	(2)	Cost of net revenues
	—	(1)	Sales and marketing
	(1)	(4)	Product development
	—	(1)	General and administrative
	4	1	Total, before income taxes
	—	—	Provision for income taxes
	4	1	Total, net of income taxes

Unrealized gains on investments	—	4	Interest and other, net
	—	4	Total, before income taxes
	—	—	Provision for income taxes
	—	4	Total, net of income taxes

Total reclassifications for the period	$4	$5	Total, net of income taxes

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Net revenues for the three months ended September 30, 2013 increased 14% to $3.9 billion compared to the same period of the prior year, driven primarily by increases in net revenues from each of our segments. For the three months ended September 30, 2013, our operating margin increased to 21% from 20% in the same period of the prior year due primarily to solid top line growth and operating efficiencies. For the three months ended September 30, 2013, our diluted earnings per share increased to $0.53, a $0.07 increase compared to the same period of the prior year, driven primarily by growth in net revenues and a gain on the sale of our investments in RueLaLa and ShopRunner, partially offset by a higher effective tax rate. For the three months ended September 30, 2013, we generated cash flow from operations of $1.3 billion, compared to $1.2 billion for the same period of the prior year.

Our Marketplaces segment total net revenues increased $221 million, or 12%, for the three months ended September 30, 2013 compared to the same period of the prior year. The increase in total net revenues was driven primarily by an increase in gross merchandise volume (GMV) (as defined below) excluding vehicles of 13% for the three months ended September 30, 2013 compared to the same period of the prior year, which was due primarily to continued growth in the U.S. and internationally. Our Marketplaces segment operating margin decreased slightly by 0.1 percentage points for the three months ended September 30, 2013 compared to the same period of the prior year due primarily to continued investments in our site operations infrastructure and business initiatives, partially offset by marketing program efficiencies.

Our Payments segment total net revenues increased $253 million, or 19%, for the three months ended September 30, 2013 compared to the same period of the prior year. The increase in total net revenues was driven primarily by an increase in net total payment volume (TPV) (as defined below) of 25% for the three months ended September 30, 2013 compared to the same period of the prior year and strong growth in Bill Me Later. Our Payments segment operating margin increased slightly by 0.1 percentage points for the three months ended September 30, 2013 compared to the same period of the prior year due primarily to an increase in operating efficiencies that was partially offset by a lower take rate.
Our Enterprise segment total net revenues increased $12 million, or 5%, for the three months ended September 30, 2013 compared to the same period of the prior year. The increase in total net revenues was driven primarily by an increase in Merchandise Sales (as defined below) of 13% for the three months ended September 30, 2013 compared to the same period of the prior year. Our Enterprise segment operating margin decreased 1.1 percentage points for the three months ended September 30, 2013 compared to the same period of the prior year due primarily to a lower take rate on Merchandise Sales as well as continued investment in our Enterprise Commerce Technologies.
We define GMV as the total value of all successfully closed items between users on our Marketplaces trading platforms (excluding eBay's classifieds websites, brands4friends and Shopping.com) during the applicable period, regardless of whether the buyer and seller actually consummated the transaction. We define net TPV as the total dollar volume of payments, net of payment reversals, successfully completed through our Payments networks, Bill Me Later accounts and Zong during the applicable period, excluding PayPal's payment gateway business. We define Merchant Services net TPV as the total dollar volume of payments, net of payment reversals, successfully completed through our Payments networks, Bill Me Later accounts and Zong during the applicable period, excluding PayPal's payment gateway business and payments for transactions on our Marketplaces and Enterprise platforms. We define on eBay net TPV as the total dollar volume of payments, net of payment reversals, successfully completed through our Payments networks and Bill Me Later accounts during the applicable period for transactions on our Marketplaces and Enterprise platforms. We define Merchandise Sales as the retail value of all sales transactions, inclusive of freight charges and net of allowance for returns and discounts, which flow through our Enterprise Commerce Technologies during the applicable period, whether we record the full amount of such transaction as a product sale or a percentage of such transaction as a service fee. We define ECV as the total commerce and payment volume across all three segments consisting of GMV, Merchant Services net TPV and Merchandise Sales.

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

The following table sets forth the breakdown of net revenues by type and geography for the periods presented (1).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions, except percentage changes)
Net Revenues by Type:
Net transaction revenues
Marketplaces	$1,668	$1,490	$4,913	$4,406
Payments	1,493	1,264	4,403	3,715
Enterprise	185	170	565	516
Total net transaction revenues	3,346	2,925	9,881	8,637
Marketing services and other revenues
Marketplaces	359	316	1,072	942
Payments	127	102	389	318
Enterprise	53	57	155	168
Corporate and other	14	11	40	27
Total marketing services and other revenues	553	485	1,656	1,455
Elimination of inter-segment net revenue (2)	(7)	(6)	(20)	(13)
Total net revenues	$3,892	$3,404	$11,517	$10,079
Net Revenues by Geography:
U.S.	$1,873	$1,637	$5,532	$4,829
International	2,019	1,767	5,985	5,250
Total net revenues	$3,892	$3,404	$11,517	$10,079

(1)	Certain amounts may not add due to rounding.

(2)	Represents revenue generated between our reportable segments.

Revenues are attributed to U.S. and international geographies based primarily upon the country in which the seller, payment recipient, customer, website that displays advertising, or other service provider, as the case may be, is located.

Because we generated a majority of our net revenues internationally in recent periods, including the three months ended September 30, 2013 and 2012, we are subject to the risks of doing business in foreign countries as discussed under "Part II - Item 1A - Risk Factors." In that regard, fluctuations in foreign currency exchange rates impact our results of operations. We have a foreign exchange risk management program that is designed to reduce our exposure to fluctuations in foreign currencies; however, the effectiveness of this program in mitigating the impact of foreign currency fluctuations on our results of operations varies from period to period, and in any given period, our operating results are usually affected, sometimes significantly, by changes in currency exchange rates. Fluctuations in exchange rates also directly affect our cross-border revenue. We calculate the year-over-year impact of foreign currency movements on our business using prior period foreign currency rates applied to current year transactional currency amounts.

For the three months ended September 30, 2013, foreign currency movements relative to the U.S. dollar positively impacted net revenues by $15 million (inclusive of a positive impact of approximately $6 million from hedging activities included in Payments net revenue) compared to the same period of the prior year. On a business segment basis, for the three months ended September 30, 2013, foreign currency movements relative to the U.S. dollar positively impacted Marketplaces and Payments net revenues by approximately $11 million and $5 million, respectively, and negatively impacted Enterprise net revenues by less than $1 million, in each case compared to the same period of the prior year (net of the positive impact of hedging activities noted above, in the case of Payments net revenues).

For the nine months ended September 30, 2013, foreign currency movements relative to the U.S. dollar positively impacted net revenues by approximately $15 million (inclusive of a positive impact of approximately $9 million from hedging activities included in Payments net revenue) compared to the same period of the prior year. On a business segment basis, for the nine months ended September 30, 2013, foreign currency movements relative to the U.S. dollar positively impacted Marketplaces and Payments net revenues by approximately $15 million and less than $1 million, respectively, and negatively impacted Enterprise net revenues by less than $1 million, in each case compared to the same period of the prior year (net of the positive impact of hedging activities noted above, in the case of Payments net revenues).

The following table sets forth, for the periods presented, certain key operating metrics that we believe are significant factors affecting our net revenues (1).

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2013	2012	Change	2013	2012	Change
	(In millions, except percentage changes)
Supplemental Operating Data:
Marketplaces Segment: (2)
GMV excluding vehicles (3)	$18,360	$16,281	13%	$54,978	$48,658	13%
GMV vehicles only (4)	$1,765	$1,994	(11)%	$5,256	$5,885	(11)%
Total GMV (5)	$20,125	$18,274	10%	$60,234	$54,543	10%
Payments Segment:
Merchant services net TPV (6)	$30,725	$23,704	30%	$88,619	$69,251	28%
On eBay net TPV (7)	$13,112	$11,455	14%	$39,071	$34,216	14%
Total net TPV (8)	$43,837	$35,159	25%	$127,690	$103,467	23%
Enterprise Segment:
Merchandise Sales (9)	$787	$698	13%	$2,409	$2,087	15%

(1)	Certain amounts may not add due to rounding.

(2)	eBay's classifieds websites, brands4friends and Shopping.com are not included in these metrics.

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

(5)	Total value of all successfully closed items between users on our Marketplaces trading platforms during the period, regardless of whether the buyer and seller actually consummated the transaction.

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

(9)
Represents the retail value of all sales transactions, inclusive of freight charges and net of allowance for returns and discounts, which flow through our Enterprise Commerce Technologies during the period, whether we record the full amount of such transaction as a product sale or a percentage of such transaction as a service fee.

Seasonality

The following table sets forth, for the periods presented, our total net revenues and the sequential quarterly movements of these net revenues:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In millions, except percentage changes)
2011(1)
Net revenues	$2,546	$2,760	$2,966	$3,380
Percent change from prior quarter	2%	8%	7%	14%
2012
Net revenues	$3,277	$3,398	$3,404	$3,992
Percent change from prior quarter	(3)%	4%	0%	17%
2013
Net revenues	$3,748	$3,877	3,892	—
Percent change from prior quarter	(6)%	3%	0%	—

(1)	Net revenues attributable to the Enterprise segment are reflected from June 17, 2011 (the date the acquisition of GSI Commerce was completed).

We expect transaction activity patterns on our websites to mirror general consumer buying patterns. Our Enterprise segment is highly seasonal. The fourth calendar quarter typically accounts for a higher amount of Enterprise's total annual net revenues because consumers increase their purchases and businesses increase their advertising to consumers during the fourth quarter holiday season. We expect that these trends will continue.

Marketplaces Net Transaction Revenues

Marketplaces net transaction revenues increased $178 million, or 12%, while GMV excluding vehicles increased 13%, during the three months ended September 30, 2013 compared to the same period in the prior year. The increase in net transaction revenue and GMV excluding vehicles was due to continued growth in our businesses in the U.S. and internationally. In addition, seller discounts and buyer loyalty programs had a negative impact on revenue growth.
Marketplaces net transaction revenues increased $507 million, or 12%, while GMV excluding vehicles increased 13%, during the nine months ended September 30, 2013 compared to the same period in the prior year. The increase in net transaction revenues and GMV excluding vehicles was due primarily to the same factors noted above.
Marketplaces net transaction revenues earned internationally (i.e., outside the U.S.) totaled $904 million and $2.7 billion during the three and nine months ended September 30, 2013, respectively, representing 54% and 55% of total Marketplaces net transaction revenues during those respective periods. Marketplaces net transaction revenues earned internationally totaled $814 million and $2.5 billion during the three and nine months ended September 30, 2012, respectively, representing 55% and 56% of total Marketplaces net transaction revenues during those respective periods. The decrease in international net transaction revenues as a percentage of total net transaction revenues during the three and nine months ended September 30, 2013 was due primarily to stronger growth in U.S. GMV.

Payments Net Transaction Revenues

Payments net transaction revenues increased $229 million, or 18%, during the three months ended September 30, 2013 compared to the same period of the prior year, due primarily to net TPV growth of 25%, partially offset by a lower take rate. The increase in net TPV was due primarily to growth in consumer and merchant use of PayPal both on and off eBay. The lower take rate was due primarily to a shift to larger merchants who pay lower rates and a decrease in currency hedging gains. Our Merchant Services net TPV increased 30% during the three months ended September 30, 2013 compared to the same period of the prior year, and represented 70% of PayPal's net TPV in the three months ended September 30, 2013 compared to 67% in the same period of the prior year. On eBay net TPV increased 14% during the three months ended September 30, 2013 compared to the same period of the prior year, and represented 30% of PayPal's net TPV in the three months ended September 30, 2013 compared to 33% in the same period of the prior year.
Payments net transaction revenues increased $688 million or 19%, during the nine months ended September 30, 2013 compared to the same period of the prior year, due primarily to net TPV growth of 23%, partially offset by a lower take rate.

The increases in net TPV and the lower take rate were due primarily to the same factors described above. Our Merchant Services net TPV increased 28% during the nine months ended September 30, 2013 compared to the same period of the prior year, and represented 69% of PayPal's net TPV in the nine months ended September 30, 2013 compared with 67% in the same period of the prior year. On eBay net TPV increased 14% during the nine months ended September 30, 2013 compared to the same period of the prior year, and represented 31% of PayPal's net TPV for the nine months ended September 30, 2013, compared to 33% in the same period of the prior year.
Payments net transaction revenues earned internationally totaled $835 million and $2.4 billion during the three and nine months ended September 30, 2013, respectively, representing 56% of total Payments net transaction revenues in both periods. Payments net transaction revenues earned internationally totaled $697 million and $2.0 billion during the three and nine months ended September 30, 2012, respectively, representing 55% of total Payments net transaction revenues in both periods. The increase in international net transaction revenues during the three and nine months ended September 30, 2013 as a percentage of total Payments net transaction revenues was due primarily to higher growth in Merchant Services net TPV outside the U.S. as we expanded merchant coverage and consumer share of checkout.

Enterprise Net Transaction Revenues

Enterprise net transaction revenues increased $15 million and $49 million, or 9% and 9%, during the three and nine months ended September 30, 2013, respectively, compared to the same periods of the prior year, due primarily to a 13% and 15% increase in Merchandise Sales for those respective periods, partially offset by a lower take rate.

Marketing Services and Other Revenues

Marketing services and other revenues increased $68 million, or 14%, during the three months ended September 30, 2013 compared to the same period of the prior year, and represented 14% of total net revenues for both periods. The increase in marketing services and other revenues during the three months ended September 30, 2013 was due in part to growth in our Bill Me Later portfolio of receivables from loans, as well as increased revenue from our advertising business and lead referral fees.

Marketing services and other revenues increased $201 million, or 14%, during the nine months ended September 30, 2013 compared to the same period of the prior year, and represented 14% of total net revenues for both periods. The increase in marketing services and other revenues during the nine months ended September 30, 2013 was attributable to the same factors noted above.

Summary of Cost of Net Revenues

The following table summarizes changes in cost of net revenues for the periods presented:

	Three Months Ended September 30,		Change from 2012 to 2013		Nine Months Ended September 30,		Change from 2012 to 2013
	2013	2012	in Dollars	in %	2013	2012	in Dollars	in %
	(In millions, except percentages)
Cost of net revenues:
Marketplaces	$378	$314	$64	20%	$1,101	$923	$178	19%
As a percentage of total Marketplaces net revenues	18.6%	17.4%			18.4%	17.3%
Payments	665	549	116	21%	1,928	1,589	339	21%
As a percentage of total Payments net revenues	41.0%	40.2%			40.2%	39.4%
Enterprise	175	154	21	14%	542	446	96	22%
As a percentage of total Enterprise net revenues	73.5%	68.1%			75.3%	65.2%
Corporate and other	6	5	1	20%	16	34	(18)	(53)%
Total cost of net revenues	$1,224	$1,022	$202	20%	$3,587	$2,992	$595	20%
As a percentage of net revenues	31.4%	30.0%			31.1%	29.7%

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

Marketplaces

Marketplaces cost of net revenues increased $64 million and $178 million, or 20% and 19%, during the three and nine months ended September 30, 2013, respectively, compared to the same periods of the prior year. The increases were due primarily to the growth in GMV. Our investment in site operations infrastructure and customer support programs resulted in the cost of net revenues as a percentage of Marketplaces net revenues increasing by 1.2 and 1.1 percentage points during the three and nine months ended September 30, 2013, respectively, compared to the same periods in the prior year.

Payments

Payments cost of net revenues increased $116 million and $339 million, or 21%, during both the three and nine months ended September 30, 2013, compared to the same periods of the prior year. The increases were due primarily to the impact of growth in net TPV and growth in our customer support initiatives. This resulted in the cost of net revenues as a percentage of Payments net revenues increasing by 0.8 percentage points during both the three and nine months ended September 30, 2013, compared to the same periods in the prior year.

Enterprise

Enterprise cost of net revenues increased $21 million and $96 million, or 14% and 22%, during the three and nine months ended September 30, 2013, respectively, compared to the same periods of the prior year. This increase was due primarily to the increase in Merchandise Sales as well as amortization expense driven by the initial roll out of the new suite of Commerce Technologies. This resulted in the cost of net revenues as a percentage of Enterprise net revenues increasing by 5.4 and 10.1 percentage points during the three and nine months ended September 30, 2013, respectively, compared to the same periods in the prior year.

Summary of Operating Expenses, Non-Operating Items and Provision for Income Taxes

The following table summarizes changes in operating expenses, non-operating items and provision for income taxes for the periods presented:

	Three Months Ended September 30,		Change from 2012 to 2013		Nine Months Ended September 30,		Change from 2012 to 2013
	2013	2012	in Dollars	in %	2013	2012	in Dollars	in %
	(In millions, except percentage changes)
Sales and marketing	$755	$726	$29	4%	$2,223	$2,120	$103	5%
Product development	433	389	44	11%	1,318	1,157	161	14%
General and administrative	415	369	46	12%	1,242	1,131	111	10%
Provision for transaction and loan losses	185	148	37	25%	553	413	140	34%
Amortization of acquired intangible assets	81	83	(2)	(2)%	245	251	(6)	(2)%
Interest and other, net	74	5	69	1,380%	89	74	15	20%
Gain on divested business	—	—	—	—%	—	118	(118)	N/A
Provision for income taxes	(184)	(75)	(109)	145%	(432)	(348)	(84)	24%

The following table summarizes operating expenses, non-operating items and provision for income taxes as a percentage of net revenues for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Sales and marketing	19%	21%	19%	21%
Product development	11%	11%	11%	11%
General and administrative	11%	11%	11%	11%
Provision for transaction and loan losses	5%	4%	5%	4%
Amortization of acquired intangible assets	2%	2%	2%	2%
Interest and other, net	2%	1%	1%	1%
Gain on divested business	0%	0%	0%	1%
Provision for income taxes	5%	2%	4%	3%

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

Sales and marketing expenses increased $29 million, or 4%, during the three months ended September 30, 2013 compared to the same period of the prior year. The increase in sales and marketing expense was due primarily to higher employee-related expenses (including consultant costs, facility costs and equipment-related costs), partially offset by a decrease in marketing program costs. The decrease in marketing program costs were due to a shift in focus from customer acquisition to customer retention (for which certain associated expenses are recorded as a reduction in revenue instead of sales and marketing expense). Sales and marketing expense as a percentage of net revenues was 19% and 21% for the three months ended September 30, 2013 and 2012, respectively.

Sales and marketing expenses increased $103 million, or 5%, during the nine months ended September 30, 2013 compared to the same period of the prior year. The increase in sales and marketing expense was due primarily to the same factors noted above. Sales and marketing expense as a percentage of net revenues was 19% and 21% for the nine months ended September 30, 2013 and 2012, respectively.

Product Development

Product development expenses consist primarily of employee compensation, contractor costs, facilities costs and depreciation on equipment. Product development expenses are net of required capitalization of major site and other product development efforts, including the development of our next generation platform architecture, migration of certain platforms, seller tools and Payments services projects. Our top technology priorities include mobile, user experience, search, platform and products such as PayPal Here. Capitalized site and product development costs were $67 million and $172 million in the three and nine months ended September 30, 2013, respectively, compared to $60 million and $177 million in the three and nine months ended September 30, 2012, respectively, and are reflected primarily as a cost of net revenues when amortized in future periods.

Product development expenses increased $44 million, or 11%, during the three months ended September 30, 2013 compared to the same period of the prior year. The increase was due primarily to higher employee-related costs (including consultant costs, facility costs and equipment-related costs) and professional services driven by increased investment in platform, mobile and offline. Product development expenses as a net percentage of revenues were 11% for the three months ended September 30, 2013 and 2012.

Product development expenses increased $161 million, or 14%, during the nine months ended September 30, 2013 compared to the same period of the prior year. The increase was due primarily to the same factors noted above. Product development expenses as a percentage of net revenues were 11% for the nine months ended September 30, 2013 and 2012.

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

General and administrative expenses increased $46 million, or 12%, during the three months ended September 30, 2013 compared to the same period of the prior year. The increase was due primarily to higher employee-related costs (including consultant costs, facility costs and equipment-related costs) and professional services. General and administrative expenses as a percentage of net revenues were 11% for the three months ended September 30, 2013 and 2012.

General and administrative expenses increased $111 million, or 10%, during the nine months ended September 30, 2013 compared to the same period of the prior year. The increase was due primarily to the same factors noted above. General and administrative expenses as a percentage of net revenues were 11% for the nine months ended September 30, 2013 and 2012.

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
Provision for transaction and loan losses increased $37 million and $140 million, or 25% and 34%, during the three and nine months ended September 30, 2013, respectively, compared to the same periods of the prior year. This increase was due primarily to higher transaction volume, growth in our Bill Me Later portfolio of receivables from consumer loans and higher transaction losses in our Payments and Marketplaces segments. The increase in the transaction losses was partially due to an increase in our Marketplaces segment in the number of cases being opened under our eBay Buyer Protection Program as a result of our recently simplified process for users to file claims. Provision for transaction and loan loss as a percentage of net revenues was 5% for the three and nine months ended September 30, 2013 and 4% for the three and nine months ended September 30, 2012.

Amortization of Acquired Intangible Assets
From time to time we have purchased, and we expect to continue to purchase, assets and businesses. These purchase transactions generally result in the creation of acquired intangible assets with finite lives and lead to a corresponding increase in our amortization expense in periods subsequent to acquisition. We amortize intangible assets over the period of estimated benefit, using the straight-line method and estimated useful lives ranging from one to eight years. Amortization of acquired intangible assets is also impacted by our sales of assets and businesses and timing of acquired intangible assets becoming fully amortized. See "Note 5 - Goodwill and Intangible Assets" to our condensed consolidated financial statements included in this report.

Amortization of acquired intangible assets decreased by $2 million and $6 million, or 2%, during the three and nine months ended September 30, 2013, respectively, compared to the same period of the prior year.

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

Interest and other, net increased $69 million during the three months ended September 30, 2013 compared to the same period of the prior year. The increase in interest and other, net was due primarily to an approximately $75 million gain on the sale of our investments in RueLaLa and ShopRunner, partially offset by an increase in interest expense of approximately $5 million as a result of our issuance of $3 billion of senior notes in July 2012.

Interest and other, net increased $15 million during the nine months ended September 30, 2013 compared to the same period of the prior year. The increase in interest and other, net was due primarily to the same factors noted above.

Gain on divested business
We incurred a gain on the divestiture of Rent.com of $118 million during the nine months ended September 30, 2012. We sold this business as it was not core to our long-term strategy.

Provision for Income Taxes

Our effective tax rate was 21.1% for the three months ended September 30, 2013 compared to 11.2% for the same period in the prior year. Our effective tax rate was 17.7% for the nine months ended September 30, 2013 compared to 15.8% for the same period in the prior year. The increase in our effective tax rate for the three and nine months ended September 30, 2013 compared to the same periods of the prior year was due primarily to an increase in earnings in higher tax jurisdictions and the repayment of the Kynetic note receivable and the sale of our investments in RueLaLa and ShopRunner.

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

Liquidity and Capital Resources

Cash Flows

	Nine Months Ended September 30,
	2013	2012
	(In millions)
Net cash provided by (used in):
Operating activities	$3,282	$2,453
Investing activities	(3,994)	(1,904)
Financing activities	(854)	2,082
Effect of exchange rates on cash and cash equivalents	29	9
Net increase/(decrease) in cash and cash equivalents	$(1,537)	$2,640

Operating Activities

We generated cash from operating activities of $3.3 billion and $2.5 billion in the nine months ended September 30, 2013 and 2012, respectively. The increase in cash provided by operating activities during the nine months ended September 30, 2013 compared to the same period of the prior year was due primarily to a decrease in cash paid for income taxes of $409 million, a benefit in 2012 of $118 million resulting from the gain on the divestiture of a business, an increase in net income of $147 million and a gain on the sale of our investments in RueLaLa and ShopRunner of $75 million.

Investing Activities

The net cash used in investing activities of $4.0 billion in the nine months ended September 30, 2013 was due primarily to cash paid for the purchases of investments of $5.7 billion and purchases of property and equipment of $1.0 billion, partially offset by proceeds of $2.7 billion from the maturities and sale of investments and $485 million resulting from the repayment of Kynetic note receivable and the sale of our investments in RueLaLa and ShopRunner.

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

Financing Activities

The net cash used in financing activities of $854 million in the nine months ended September 30, 2013 was due primarily to cash outflows of $1.1 billion to repurchase common stock and cash paid for tax withholdings in the amount of $247 million related to net share settlements of restricted stock units and awards. These cash outflows were partially offset by the cash inflows of $301 million from the issuance of common stock in connection with the exercise of stock options and the effect of $180 million of excess tax benefits from stock-based compensation.

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

The positive effect of exchange rate movements on cash and cash equivalents during the nine months ended September 30, 2013 was due to the weakening of the U.S. dollar against other currencies, primarily the Euro. The positive effect of exchange rate movements on cash and cash equivalents during the nine months ended September 30, 2012 was due to the weakening of the U.S. dollar against other currencies, primarily the British Pound and Korean Won.

Stock Repurchases

In June 2012, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $2 billion of our common stock, with no expiration from the date of authorization. The stock repurchase program is intended to offset the impact of dilution from our equity compensation programs. During the nine months ended September 30, 2013, we repurchased approximately $1.1 billion of our common stock under our stock repurchase program. As of September 30, 2013, approximately $0.9 billion remained for further repurchases of our common stock under our stock repurchase program.

Shelf Registration Statement and Long-Term Debt

At September 30, 2013, we had an effective shelf registration statement on file with the Securities and Exchange Commission that allows us to issue various types of debt securities, such as fixed or floating rate notes, U.S. dollar or foreign currency denominated notes, redeemable notes, global notes, and dual currency or other indexed notes. Each issuance under the shelf registration will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. The registration statement does not limit the amount of debt securities that may be issued thereunder. Our ability to issue debt securities is subject to market conditions and other factors impacting our borrowing capacity, including our credit ratings and compliance with the covenants in our credit agreement.

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

Commercial Paper

We have a $2 billion commercial paper program pursuant to which we may issue commercial paper notes with maturities of up to 397 days from the date of issue in an aggregate principal amount at maturity of up to $2 billion outstanding at any time. As of September 30, 2013, there were no commercial paper notes outstanding. We may elect, subject to market conditions, to issue additional commercial paper notes from time to time in the future.

Credit Agreement

As of September 30, 2013, no borrowings or letters of credit were outstanding under our $3 billion credit agreement. As described above, we have a $2 billion commercial paper program and maintain $2 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due.  As a result, at September 30, 2013, $1 billion of borrowing capacity was available for other purposes permitted by the credit agreement. The credit agreement contains customary representations, warranties, affirmative and negative covenants, including a financial covenant, events of default and indemnification provisions in favor of the banks. The negative covenants include restrictions regarding the incurrence of liens, subject to certain exceptions. The financial covenant requires us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio.

Other Indebtedness

 In addition to the debt described above, as of September 30, 2013, we have $23 million of borrowings outstanding under our overdraft facilities, notes payable of $13 million and capital lease obligations of $7 million.

We are in compliance with all covenants in our outstanding debt instruments for the period ended September 30, 2013.

Commitments

As of September 30, 2013, approximately $14.6 billion of unused credit was available to Bill Me Later accountholders. While this amount represents the total unused credit available, we have not experienced, and do not anticipate, that all of our Bill Me Later accountholders will access their entire available credit at any given point in time. In addition, the individual lines of credit that make up this unused credit are subject to periodic review and termination by the chartered financial institution that is the issuer of Bill Me Later credit products based on, among other things, account usage and customer creditworthiness. When a consumer makes a purchase using a Bill Me Later credit product, the chartered financial institution extends credit to the consumer, funds the extension of credit at the point of sale and advances funds to the merchant. We subsequently purchase the consumer receivables related to the consumer loans and sell a participation interest back to the chartered financial institution. Although the chartered financial institution continues to own each customer account, we own and bear the risk of loss on the related consumer receivables, less the participation interest held by the chartered financial institution, and Bill Me Later is responsible for all servicing functions related to the customer account balances.

Liquidity and Capital Resource Requirements

As of September 30, 2013 and December 31, 2012, we had assets classified as cash and cash equivalents, as well as short-term and long-term non-equity investments, in an aggregate amount of $13.0 billion and $11.5 billion, respectively. As of September 30, 2013, this amount included assets of these types held outside the U.S. in certain of our foreign operations totaling approximately $9.1 billion. If these assets were distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances. We actively monitor all counterparties that hold these assets, primarily focusing on the safety of principal and secondarily improving yield on these assets. We diversify our cash and cash equivalents and investments among various counterparties in order to reduce our exposure should any one of these counterparties fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments; however, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets. At any point in time we have funds in our operating accounts and customer accounts that are deposited with third party financial institutions.

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

Off-Balance Sheet Arrangements

As of September 30, 2013, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

In Europe, we have two cash pooling arrangements with a financial institution for cash management purposes. These arrangements allow for cash withdrawals from this financial institution based upon our aggregate operating cash balances held in Europe within the same financial institution (“Aggregate Cash Deposits”) for more efficient cash management and investment purposes. These arrangements also allow us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under these arrangements. As of September 30, 2013, we had a total of $3.1 billion in cash withdrawals offsetting our $3.1 billion in Aggregate Cash Deposits held within the same financial institution under these cash pooling arrangements.

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

The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2012. Our market risk profile has not changed significantly during the first nine months of 2013.

Interest Rate Risk

As of September 30, 2013, approximately 37% of our total cash and investment portfolio was held in bank deposits and money market funds. As such, changes in interest rates will impact interest income. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. As of September 30, 2013, 100% of the outstanding senior notes issued under our shelf registration statement bore interest at fixed rates. Therefore, changes in interest rates will not impact interest expense on those senior notes. However, changes in interest rates will impact interest expense on any borrowings under our revolving credit facility, which bear interest at floating rates, and the interest rate on any commercial paper borrowings we make and any floating-rate debt securities we may issue in the future and, accordingly, will impact interest expense or cost of net revenues (or both).

As of September 30, 2013, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

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

As of September 30, 2013, our cost and equity method investments totaled $269 million, which represented approximately 2% of our total cash and investment portfolio and were primarily related to equity method investments in privately held companies. We review our investments for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value is other-than-temporary. Our analysis includes a review of recent operating results and trends, recent sales/acquisitions of the securities in which we have invested and other publicly available data.

Equity Price Risk

We are exposed to equity price risk on our marketable equity instruments due to market volatility. As of September 30, 2013, the total fair value of our marketable equity instruments (primarily related to our equity holdings in MercadoLibre) was $1.1 billion, which represented approximately 8% of our total cash and investment portfolio.

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

We have a foreign exchange exposure management program designed to identify material foreign currency exposures, manage these exposures and reduce the potential effects of currency fluctuations on our reported consolidated cash flows and results of operations through the purchase of foreign currency exchange contracts. These foreign currency exchange contracts are accounted for as derivative instruments; for additional details related to our derivative instruments, please see “Note 8 – Derivative Instruments” to the condensed consolidated financial statements included in this report.

European Debt Exposures

We actively monitor our exposure to the European markets, including the impact of sovereign debt issues associated with Cyprus, Greece, Ireland, Italy, Portugal and Spain.  As of September 30, 2013, we did not have any direct investments in the sovereign debt of these countries or in debt securities issued by corporations or financial institutions organized in these countries.  We maintain a small number of operating bank accounts with Spanish, Italian and Portuguese banks that have balances that we do not consider material.

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

The information set forth under “Note 10 — Commitments and Contingencies — Litigation and Other Legal Matters” to the condensed consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.

Item 1A:	Risk Factors

Risk Factors That May Affect Results of Operations and Financial Condition
Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations and cash flows, as well as the trading price of our common stock and debt securities.

Our operating results have varied on a quarterly basis during our operating history. Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our operating results include risks described elsewhere in this section and the following:

•
general economic conditions, including the possibility of a prolonged period of limited economic growth or possible economic decline in Europe; adverse effects of the ongoing sovereign debt crisis in Europe, including increased Euro currency exchange rate volatility, the negative impact of the crisis and related austerity measures on European economic growth, potential negative spillover effects to the rest of the world, the “contagion” risk of the crisis spreading to additional countries in Europe, the possibility that one or more countries may leave the Euro zone and re-introduce their individual currencies, and, in more extreme circumstances, the possible dissolution of the Euro currency; the possibility of greater austerity in the U.S. due to, among other factors, a potential shutdown of the U.S. government, a potential failure to raise the “debt ceiling”, automatic sequesters, or other related actions (or failure to take actions) by the U.S. Congress and executive branch and, more generally, the impact of uncertainty regarding the fiscal policy of the U.S. government; disruptions to the credit and financial markets in Europe, the U.S., and elsewhere; contractions or limited growth in consumer spending or consumer credit; and adverse economic conditions that may be specific to the Internet, ecommerce and payments industries;

•	our ability to manage the rapid shift from online commerce and payments to mobile and multi-channel commerce and payments;

•
our ability to improve the quality of the user experience on our websites and through mobile devices (including our customer support in the event of a problem) to keep pace with the improved quality of the user experience generally offered by competitive platforms;

•
our ability to upgrade and develop our systems (including the migration to our Enterprise business' new enterprise commerce platform and the “replatforming of” our base PayPal technology), infrastructure and customer service capabilities to accommodate growth and to improve the functionality and reliability of our websites, mobile platforms and services at a reasonable cost while maintaining 24/7 operations;

•
the primary and secondary effects of previously announced and possible future changes to our pricing, products and policies, including, among other changes, restrictions or holds on payments made to certain sellers or in connection with certain transactions; changes to our fee structure; changes to the checkout process, including the eBay shopping cart/basket; the ability for users to connect their eBay and PayPal accounts more easily; new functionality for sellers to specify shipping, payment and return policies (collectively referred to as “business policies"), which sellers automatically began to be opted into beginning in August 2013 and which will become mandatory in 2014; enforcement of new picture quality requirements for listed items starting in July 2013; automatic enrollment of new sellers in an automated eBay returns process, and other products and features through which we are increasingly intermediating more aspects of transactions between buyers and sellers using our platforms;

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

•	our ability to effectively manage the costs of and administer our user protection programs;

•
our ability to comply with existing and new laws and regulations as we expand the range and geographical scope of our products and services and as we grow larger, including those laws and regulations discussed below under the captions “There are many risks associated with our international operations,” “We are subject to general litigation and regulatory disputes,” “Our Payments business is subject to a number of laws and regulations, including those governing banking, cross-border and domestic money transmission, foreign exchange and payment services, such as payment processing and settlement services, that vary in the markets where we operate, and any violations of such laws and regulations could subject us to liability, licensure and regulatory approval, and may force us to change our business practices,” “If our Payments business is found to be in violation of any anti-money laundering or counter-terrorist financing laws or regulations, it could be subject to liability and regulatory oversight and may be forced to change its business practices,” and “If our Payments business is found to be subject to or in violation of any consumer protection laws or regulations or to have violated criminal statutes or regulations, it could be subject to liability, licensure and regulatory approval and may be forced to change its business practices”;

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

•
new laws or regulations (in particular, financial or privacy laws or regulations) enacted in jurisdictions in which we do business that require data (including customer information, transaction data or other information) to be stored locally on servers in that jurisdiction and/or prohibit such data from being transmitted outside of that jurisdiction, which would increase our operational costs or capital expenditures and potentially impact the performance and availability of our services and/or our ability to use or process customer data;

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

•
our ability to develop product enhancements, programs, and features on different platforms and mobile devices at a reasonable cost and in a timely manner, including our initiatives to make several PayPal solutions available at the retail point of sale;

•	changes to our use of advertising on our sites;

•	the costs and results of litigation or regulatory actions that involve us;

•	technical difficulties or service interruptions involving our websites;

•	disruptions to services provided to us or our users by third parties;

•	our ability to manage the transaction loss rate in our Marketplaces, Payments and Enterprise businesses;

•	our ability to manage funding costs, credit risk and interest-rate risk associated with our Bill Me Later business;

•	our ability to successfully and cost-effectively integrate and manage businesses that we acquire;

•	the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our businesses, operations and infrastructure;

•	our ability to comply with the requirements of entities whose services are required for our operations, such as payment card networks and banks;

•	the cost and availability of traditional and online advertising, and the success of our brand building and marketing campaigns;

•	our ability to attract new personnel in a timely and effective manner and to retain key employees;

•	the continued healthy operation of our technology suppliers and other commercial counterparties;

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

Mobile commerce and mobile payments represent an increasingly important part of our businesses. Our users who have joined, and/or primarily interact with, us through mobile devices may exhibit different behavioral patterns than our more traditional Internet ecommerce and payments users. If this results in fewer interactions, lower levels of engagement, lower conversion, and/or lower values of each interaction or conversion, our businesses could be harmed.

Our Payments business continues to face increased competitive pressure, including from relatively new competitors and large Internet companies.  In particular, user sophistication and technological advances have increased expectations around the user experience for online and mobile payments, including speed of response and ease of use.  If we are unable to continue to adapt our services in ways that improve the user experience and increase user engagement, our growth in revenue and global active accounts may be negatively impacted, which could harm our business.

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

We regularly announce changes to our Marketplaces business intended to drive more sales and improve seller efficiency and buyer experiences and trust. Some of the changes that we have announced to date have been controversial with, and led to dissatisfaction among, our sellers, and additional changes that we announce in the future may also be negatively received by some of our sellers. This may not only impact the supply of items listed on our websites, but because many sellers also buy from our websites, it may adversely impact demand as well. Given the number of recent changes that we have made and continue to make to our policies and pricing, it may take our sellers some time to fully assess and adjust to these changes, and sellers may elect to reduce volume on our websites and mobile platforms while making such assessments and adjustments or in response to these changes. If any of these changes cause sellers to move their business (in whole or in part) away from our websites and mobile platforms or otherwise fail to improve gross merchandise volume or the number of successful listings, our operating results and profitability will be harmed.

We believe that the mix of sales under our traditional auction-style listing format and fixed-price listing format will continue to shift towards our fixed-price format. Accordingly, we have eliminated some of the features related to our traditional auction-style format and expect others will continue to become less meaningful to, and used less frequently by, our sellers, resulting in a corresponding decrease in revenues from those features. We also expect that the costs associated with our seller discount programs will continue to increase as more sellers become eligible for such discounts. In addition, because a large percentage of PayPal transactions originate on the Marketplaces platform, declines in growth rates in major Marketplaces markets also adversely affect PayPal's growth. The expected future growth of our PayPal, Enterprise, StubHub and our other lower margin businesses may also cause downward pressure on our profit margins because those businesses have lower gross margins than our Marketplaces platforms.

The sluggish economy and the sovereign debt crisis could harm our business.

Our Marketplaces, Payments and Enterprise businesses are dependent on consumer purchases, and our Enterprise business is also impacted by the offline businesses of our Enterprise clients. The economic downturn resulted in reduced buyer demand and reduced selling prices, and the slow recovery and potential impact of a shutdown of the U.S. government. a failure to raise the “debt ceiling”, or automatic sequesters, as well as the impact of the sovereign debt crisis and resulting austerity measures in Europe, may reduce the volume and prices of purchases on our Marketplaces platforms, the volume and prices of transactions paid for using our Payment services and the online and offline businesses of our Enterprise clients, any of which would adversely affect our business. These macroeconomic factors could also have a negative and adverse impact on companies with which we do business, which in turn could have a further adverse effect on our business.

We are exposed to fluctuations in currency exchange rates and interest rates.

Because we generate a majority of our revenues outside the U.S. but report our financial results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. In connection with its multi-currency service, PayPal fixes exchange rates twice per day, and may face financial exposure if it incorrectly fixes the exchange rate or if exposure reports are delayed. Given that PayPal also holds some corporate and customer funds in non-U.S. currencies, its financial results are affected by the translation of these non-U.S. currencies into U.S. dollars. In addition, the results of operations of many of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions will result in increased revenues, operating expenses and net income. Similarly, if the U.S. dollar strengthens against foreign currencies, our translation of foreign currency denominated transactions will result in lower net revenues, operating expenses and net income. If the U.S. dollar strengthens against major European currencies (e.g., the Euro and British pound) due to the ongoing sovereign debt crisis in Europe, worsening economic conditions or for any other reasons, our revenues and operating results would be adversely impacted. For the three months ended September 30, 2013, foreign currency movements relative to the U.S. dollar positively impacted our net revenues of $3.9 billion by less than $15 million (net of a positive impact from hedging activities included in PayPal's net revenue of approximately $6 million) compared to the same period in the prior year. As exchange rates vary, net revenues and other operating results, when translated, may differ materially from expectations. In particular, to the extent the U.S. dollar strengthens against the Euro, British pound, Korean won, Australian dollar, or Canadian dollar, our foreign revenues and profits will be reduced as a result of these translation adjustments. While from time to time we enter into transactions to hedge portions of our foreign currency translation exposure, it is impossible to predict or completely eliminate the effects of this exposure. In addition, to the extent the U.S. dollar strengthens against the Euro, the British pound, the Australian dollar or other currencies, cross-border trade related to purchases of dollar-denominated goods (or goods from those Asia-Pacific countries whose currencies tend to follow the dollar) by non-U.S. purchasers will likely decrease, and that decrease will likely not be offset by a corresponding increase in cross-border trade involving purchases by U.S. buyers of goods denominated in other currencies, which would adversely affect our business.

In addition, we face exposure to fluctuations in interest rates. Relatively low interest rates have continued to limit our investment income, including income we earn on PayPal customer balances.

Bill Me Later's operations depend on lending services provided by unaffiliated lenders.

In November 2008, we acquired Bill Me Later, a company that facilitates credit services offered by unaffiliated banks. Bill Me Later is neither a chartered financial institution nor is it licensed to make loans in any state. Accordingly, Bill Me Later must rely on a bank or licensed lender to issue the Bill Me Later credit products and extend credit to consumers to offer the Bill Me Later service. Currently, when a consumer makes a purchase using a Bill Me Later credit product, a chartered financial institution extends credit to the consumer, funds the extension of credit at the point of sale and advances funds to the merchant. We subsequently purchase and retain most of the consumer receivables related to the consumer loans made by the chartered financial institution and, as a result of the purchase, bear most of the the risk of loss in the event of loan defaults. Although the chartered financial institution continues to own each of the customer accounts, we own most of the related consumer receivables and Bill Me Later is also responsible for servicing functions related to the customer account.

In September 2010, WebBank became the issuer of the Bill Me Later credit products. In August 2013, Comenity Capital Bank became an issuer of the Bill Me Later credit products, and WebBank transferred most of the customer accounts that it owned to Comenity Capital Bank.  As part of this arrangement, we sell Comenity Capital Bank a participation interest in the entire pool of consumer receivables outstanding under the customer accounts. In addition, WebBank will continue to originate loans on those accounts that it retained.   Bill Me Later also has put in place an arrangement with WebBank whereby WebBank has agreed to resume ownership of (and resume lending with respect to) all customer accounts in the event of a termination or interruption in Comenity Capital Bank’s ability to lend. However, if such a termination or interruption occurs with little or no advance notice, the origination of new transactions under the Bill Me Later program will not be possible until the new arrangement is implemented, which could materially and adversely affect Bill Me Later’s business.  Both Comenity Capital Bank and WebBank are industrial banks chartered by the State of Utah. Any termination or interruption of WebBank's or Comenity Capital Bank’s ability to lend could result in the inability to originate any new transactions under the Bill Me Later program, which would require us to either reach a similar arrangement with another chartered financial institution, which, if possible at all, may not be available on favorable terms, or to obtain our own bank charter, which would be a time-consuming and costly process and would subject us to a number of additional laws and regulations, compliance with which would be burdensome.

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

Our Payments business is subject to a number of laws and regulations, including those governing banking, cross-border and domestic money transmission, foreign exchange and payment services, such as payment processing and settlement services, that vary in the markets where we operate, and any violations of such laws and regulations could subject us to liability, licensure and regulatory approval, and may force us to change our business practices.

Our Payments business is subject to various laws and regulations in the U.S. and other countries where it operates, including those governing banking, cross-border and domestic money transmission, foreign exchange and payment services, such as payment processing and settlement services. The legal and regulatory requirements that apply to our Payments business vary in the markets where we operate and have increased over time as the range geographical scope and complexity of our business and products have expanded. While our Payments business has a compliance program focused on compliance with applicable laws and regulations and has significantly increased the resources of that program in the last several years, there can be no assurance that we will not be subject to fines or other enforcement actions in one or more jurisdictions or be required to make changes to our business practices or compliance programs to comply in the future. Any new laws and regulations (or changes to, or expansion of, the interpretation or application of existing laws and regulations) applicable to our Payments business could subject us to additional laws and regulations, additional licensure requirements and increased regulatory scrutiny, which could force us to change our business practices and harm our Payments business.

While PayPal currently allows its customers with credit cards to send payments from approximately 190 markets, PayPal only allows customers in 110 of those markets (including the U.S.) to receive payments, in some cases with significant restrictions on the manner in which customers can withdraw funds. These limitations may affect PayPal's ability to grow in these markets. Of the markets whose residents can use the PayPal service, 32 (28 countries plus four French overseas departments) are members of the European Union, or EU. Since 2007, PayPal has provided localized versions of its service to customers in the EU through PayPal (Europe) S.à r.l. et Cie, SCA, a wholly-owned subsidiary of PayPal that is licensed and subject to regulation as a bank in Luxembourg by the Commission de Surveillance du Secteur Financier (CSSF). Accordingly,

PayPal (Europe) is subject to significant fines or other enforcement action if it violates the disclosure, reporting, anti-money laundering, capitalization, funds management, corporate governance, information security, sanctions or other requirements imposed on Luxembourg banks. Any fines or other enforcement actions imposed by the Luxembourg regulator could adversely affect PayPal's business. PayPal (Europe) implements its localized services in EU countries through a “passport” notification process through the Luxembourg regulator to regulators in other EU member states pursuant to EU Directives, and has completed the “passport” notification process in all EU member countries other than Croatia. The regulators in these countries could notify PayPal (Europe) of local consumer protection laws that apply to its business, in addition to Luxembourg consumer protection law, and could also seek to persuade the Luxembourg regulator to order PayPal (Europe) to conduct its activities in the local country through a branch office. These or similar actions by these regulators could increase the cost of, or delay, PayPal's plans for expanding its business in EU countries. In addition, national interpretations of regulations implementing the EU Payment Services Directive, which established a new regulatory regime for payment services providers in 2009, may be inconsistent, which could make compliance more costly and operationally difficult to manage. The European Commission has proposed revisions to the Payments Services Directive, which could further make compliance more costly and operationally difficult to manage.

In Australia, PayPal serves its customers through PayPal Australia Pty. Ltd., which is licensed by the Australian Securities Investment Commission as a financial product and by the Australian Prudential Regulatory Authority as a purchased payment facility provider, which is a type of authorized depository institution. Accordingly, PayPal Australia is subject to significant fines or other enforcement action if it violates the disclosure, reporting, anti-money laundering, capitalization, corporate governance or other requirements imposed on Australian depository institutions. In China, PayPal serves its customers through PayPal Pte. Ltd.

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

In markets other than the U.S., the EU, Australia, Canada, Brazil, and Russia, PayPal serves its customers through PayPal Pte. Ltd., a wholly-owned subsidiary of PayPal that is based in Singapore. PayPal Pte. Ltd. is supervised in Singapore as a holder of a stored value facility. As PayPal Pte. Ltd. is supervised as a holder of a stored value facility, and does not hold a remittance license, PayPal Pte. Ltd. is not able to offer remittance payments (including donations to charities) in Singapore, except in connection with the purchase of goods and services.

In many of the markets other than Singapore served by PayPal Pte. Ltd., it is not clear whether PayPal's Singapore-based service is subject only to Singaporean law or, if it were subject to local laws, whether such local law would require a payment processor like PayPal to be licensed as a bank or financial institution or otherwise. In such markets, PayPal may rely on partnerships with local banks to process payments and conduct foreign exchange in local currency. Local regulators who do not have direct jurisdiction over Singapore-based PayPal Pte. Ltd. may use their local regulatory power to slow or halt payments to local merchants conducted through PayPal's local banking partner. Such regulatory actions impacting local banking partner arrangements could impose substantial costs and involve considerable delay to the provision or development of PayPal services in a given market, or could prevent PayPal from providing any services in a given market. For example, in January 2010, the Reserve Bank of India directed the Indian affiliate of PayPal's processing bank to suspend withdrawals to the Indian bank accounts of PayPal customers for both personal and business customers for a period of time. As a result, PayPal ended personal non-commercial payments to and from Indian accounts and the ability of Indian sellers to spend payments they received, and also stopped offering certain commercial payments between Indian buyers and Indian sellers. In November 2010, the Reserve Bank of India issued guidelines to Indian banks on the requirements for processing export-related transactions for online payment gateway service providers such as PayPal, including a limitation on the amount of individual transactions to no more than $500 (subsequently increased to $3,000 in October 2011 and to $10,000 in June 2013). The Reserve Bank has also approved an application by PayPal's processing bank in India which would permit PayPal to process domestic Indian transactions, subject to the domestic payment intermediary directions issued by the Reserve Bank and other conditions. The Reserve Bank may again impose a suspension if it is not satisfied with PayPal's and its partner bank's actions to comply with these guidelines. In the event of any non-compliance, PayPal could be subject to fines from the Reserve Bank, and PayPal's prospects for future business in India, both cross-border and domestic, could be materially and adversely affected. Another example is Taiwan, where changes to foreign exchange regulations have required PayPal to change its processes in order to continue offering Taiwanese merchants the ability to receive payments in non-Taiwanese currency and withdraw those payments to their Taiwanese bank in Taiwanese currency. As a result, PayPal has set up a subsidiary in Taiwan to apply for Taiwanese certification, which would enable PayPal to declare foreign exchange transactions on behalf of Taiwanese merchants.

Even if PayPal is not currently required to be licensed in some jurisdictions, future localization or targeted marketing of PayPal's service or expansion of the financial products offered by PayPal in those countries (whether alone or through a commercial alliance, joint venture or an acquisition) could subject PayPal to additional licensure requirements, laws and regulations and increased regulatory scrutiny, which may harm PayPal's business. Even if PayPal does not expand its services in the countries it currently serves, changes in the laws of those countries could also require us to obtain new licenses or submit new registrations. For example, PayPal has submitted an application for a license in the Canadian province of Quebec, and expects that new laws or regulations may require license applications in the near future in Brazil, Turkey, China and Hong Kong. There can be no assurance that PayPal will be able to obtain any such licenses. Even if PayPal were able to obtain such licenses, there are substantial costs and potential product changes involved in maintaining such licenses, and PayPal would be subject to fines or other enforcement action if it violates disclosure, reporting, anti-money laundering, capitalization, corporate governance or other requirements of such licenses. These factors could impose substantial additional costs and involve considerable delay to the development or provision of PayPal's products in certain countries. Delay or failure to receive such a license or regulatory approval could require PayPal to change its business practices or features in ways that would adversely affect PayPal's expansion plans or force PayPal to suspend providing products and services to customers in one or more countries.

Although we do not originate loans under the Bill Me Later service, we do purchase receivables related to the consumer loans extended by the bank which originates them. One or more jurisdictions may conclude that the eBay company which purchases those receivables is a lender, money transmitter or loan broker or is otherwise subject to licensure or regulatory approval, which could subject us to liability or regulation in such jurisdictions. As described under the caption “Bill Me Later's operations depend on lending services provided by unaffiliated lenders” above, a lawsuit pending against Bill Me Later in the U.S. District Court for the District of Utah alleges that, in its relationship with the former issuer of the Bill Me Later credit products, Bill Me Later was acting as the true lender to customers in violation of various California laws, including the state's usury law. Additionally, federal regulators could mandate changes to the relationship between us and the issuing banks of the Bill Me Later credit products. Any termination or interruption of the issuing banks' lending services to consumers could result in an interruption of Bill Me Later services, as described above under the caption “Bill Me Later's operations depend on lending services provided by unaffiliated lenders”.

If our Payments business is found to be in violation of any anti-money laundering or counter-terrorist financing laws or regulations, it could be subject to liability and regulatory oversight and may be forced to change its business practices.

PayPal is also subject to various anti-money laundering and counter-terrorist financing laws and regulations around the world that prohibit, among other things, its involvement in transferring the proceeds of criminal activities. PayPal is focused on compliance with these laws and regulations and has programs designed to comply with new and existing legal and regulatory requirements. However, any errors, failures or delays in complying with federal, state or foreign anti-money laundering and counter-terrorist financing laws could result in significant criminal and civil lawsuits, penalties, forfeiture of significant assets or other enforcement actions. In the U.S., PayPal is subject to regulations that require it to report, within required timeframes, suspicious activities involving transactions of $2,000 or more, and may be required to obtain and keep more detailed records on the senders and recipients in certain transfers of $3,000 or more. In addition, regulations governing prepaid access programs which took full effect in March 2012 require PayPal to take additional steps to verify the identity of customers who pre-fund a PayPal balance. U.S. regulators have increased their scrutiny of compliance with these obligations. Existing and new regulations may require PayPal to revise further its compliance program, including the procedures it uses to verify the identity of its customers and to monitor international and domestic transactions.

Several countries in which PayPal is regulated, including Australia, Japan, Luxembourg, and Singapore, have implemented new anti-money laundering and counter-terrorist financing laws and regulations, and PayPal has had to make changes to its procedures in response. In November 2009, the Australian anti-money laundering and counter-terrorist financing regulator (AUSTRAC) accepted an enforceable undertaking from PayPal Australia pursuant to which PayPal Australia agreed, among other things, to appoint an independent auditor to assess PayPal Australia's anti-money laundering compliance policies and procedures and issue a report identifying any unremediated deficiencies accompanied by a plan by PayPal to remedy any such deficiencies. Pursuant to the remediation plan submitted by PayPal Australia and accepted by AUSTRAC, PayPal Australia was required to invest in significant improvements to its anti-money laundering and counter-terrorist financing systems, policies and operations. AUSTRAC formally notified PayPal of the closure of the enforceable undertaking in early 2013. As PayPal continues to localize its services in additional jurisdictions, it could be required to meet standards similar to or more burdensome than those in Australia. In June 2013, the Monetary Authority of Singapore (MAS) requested that PayPal submit a Global Anti-Money Laundering and Counter-Terrorist Financing Risk Assessment Report (Risk Report). After the submission of the Risk Report, the MAS requested that PayPal submit a Global Anti-Money Laundering and Counter-Terrorist Financing Risk Management Proposal (Proposal). PayPal must submit the Proposal by the end of March 2014. The European Commission has also announced a consultation process to consider revisions to the European Anti-Money Laundering Directive. These requirements, together with any new requirements or changes to existing requirements, could impose significant costs on PayPal, result in delays to planned product improvements, make it more difficult for new customers to join its network and reduce the attractiveness of its products, which could materially harm our business.

If our Payments business is found to be subject to or in violation of any consumer protection laws or regulations or to have violated criminal statutes or regulations, it could be subject to liability, licensure and regulatory approval and may be forced to change its business practices.

Our Payments business is increasingly subject to consumer protection laws and regulations in the U.S. and other countries in which it operates.

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

In January 2012, the Consumer Financial Protection Bureau finalized new rules under Regulation E, mandated by the Dodd-Frank Act, which will require PayPal, starting in late October 2013, to provide additional disclosures, error resolution rights and cancellation rights to U.S. consumers who make international remittance payments. These requirements could increase our costs of processing international payments and adversely affect our business.

On August 7, 2013, we received Civil Investigative Demands (CIDs) from the Consumer Financial Protection Bureau requesting that we provide testimony and produce documents relating to the acquisition, management, and operation of the

Bill Me Later business, including its products and services, advertising, loan origination, customer acquisition, servicing, debt collection, and complaints handling practices.  We are cooperating with the Consumer Financial Protection Bureau in connection with the CIDs.

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

PayPal does not directly access payment card networks, such as Visa and MasterCard, which enable PayPal's acceptance of credit cards and debit cards (including some types of prepaid cards). As a result, PayPal must rely on banks or other payment processors to process transactions, and must pay fees for this service. From time to time, payment card networks have increased, and may increase in the future, the interchange fees and assessments that they charge for each transaction using one of their cards. For example, MasterCard has recently announced a new Staged Digital Wallet Operator Annual Network Access Fee which would apply to many of PayPal's transactions if the buyer uses a MasterCard to fund their payment. The fee for 2013 was collected from PayPal in June 2013. PayPal's payment card processors have the right to pass any increases in interchange fees and assessments on to PayPal as well as increase their own fees for processing. Changes in interchange fees and assessments could increase PayPal's operating costs and reduce its profit margins. In addition, in some jurisdictions, governments have required Visa and MasterCard to reduce interchange fees, or have opened investigations as to whether Visa or MasterCard's interchange fees and practices violate antitrust law. In the U.S., the Dodd-Frank Act enacted in 2010 authorizes the Federal Reserve Board to regulate debit card interchange rates and debit card network exclusivity provisions, and in June 2011, the Federal Reserve Board issued a final rule capping debit card interchange fees at significantly lower rates than Visa or MasterCard previously charged. Any material reduction in credit or debit card interchange rates in the U.S. or other markets could jeopardize PayPal's competitive position against traditional credit and debit card processors, although it would also lower PayPal's costs. While the regulations adopted by the Federal Reserve Board in June 2011 do not treat PayPal as a “payment card network,” future changes to those regulations or to PayPal's business could potentially cause PayPal to be treated as a payment card network, which could subject PayPal to additional regulation and require PayPal to change its business practices, which could reduce PayPal's revenue and adversely affect PayPal's business.

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

PayPal is also required to comply with payment card networks' special operating rules for payment service providers to merchants. PayPal and its payment card processors have implemented specific business processes for merchant customers in order to comply with these rules, but any failure to comply could result in fines, the amount of which would be within the payment card networks' discretion. PayPal also could be subject to fines from payment card networks if it fails to detect that merchants are engaging in activities that are illegal or that are considered “high risk,” primarily the sale of certain types of digital content. For “high risk” merchants, PayPal must either prevent such merchants from using PayPal or register such merchants with payment card networks and conduct additional monitoring with respect to such merchants. PayPal has incurred fines from its payment card processors relating to PayPal's failure to detect the use of its service by illegal or “high risk” merchants. The amount of these fines has not been material, but did increase in 2012 compared to prior years. Any additional fines in the future would likely be for larger amounts, could become material and could result in a termination of PayPal's ability to accept payment cards or changes in PayPal's process for registering new customers, which would significantly damage PayPal's business. PayPal's new retail point-of-sale solution and PayPal Here product are also subject to payment card network operating rules, which may increase the costs of those products or otherwise negatively impact their deployment, particularly internationally.

Similarly, consumers of the websites operated by Enterprise clients typically pay for purchases by payment card or similar payment method. Accordingly, our Enterprise business faces risks similar to the risks described above for PayPal.

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

In addition to litigation from rights owners, we may be subject to regulatory, civil or criminal proceedings and penalties if governmental authorities believe we have aided and abetted in the sale of counterfeit goods. While we have had some early success in defending against such litigation, more recent cases have been based, at least in part, on different legal theories than those of earlier cases, and there is no guarantee that we will continue to be successful in defending against such litigation. Plaintiffs in recent cases have argued that we are not entitled to safe harbors under the Digital Millennium Copyright Act in the U.S. or as a hosting provider in the European Union under the Electronic Commerce Directive because of the alleged active nature of our involvement with our sellers, and that whether or not such safe harbors are available, we should be found liable because we supposedly have not adequately removed listings that are counterfeit or are authentic but allegedly violate trademark or copyright law or effectively suspended users who have created such listings. While we do not believe the European Court of Justice decision in the L'Oréal case (see “Item 1: Legal Proceedings” above) changes the standard for hosting immunity under the Electronic Commerce Directive, rights owners in European jurisdictions have asserted that our degree of participation in the transaction should cause us to be unable to take advantage of the hosting immunity exception. Final resolution of this issue has been left to the national courts of member countries in the European Union. We believe that the legal climate, especially in Europe, is becoming more adverse to our positions, which may require us to take actions which could lower our revenues, increase our costs, or make our websites and mobile platforms less convenient to our customers, which could materially harm our business. In certain emerging markets, the government may be less experienced in dealing with online or mobile commerce and/or hosting immunity protections may be more limited or not available at all. In addition, public perception that counterfeit or pirated items are commonplace on our sites, even if factually incorrect, would damage our reputation, lower the price our sellers receive for their items and damage our business.

We are continuously seeking to improve and modify our efforts to eliminate counterfeit and pirated items through ongoing business initiatives designed to reduce bad buyer experiences and improve customer satisfaction and by responding to new patterns we are seeing among counterfeiters and others committing fraud on our users. Increased intermediation of transactions between buyers and sellers, which we generally refer to as our managed marketplace initiatives, intended to achieve those goals may result in us being unable to rely, to the same extent that we have in the past, on hosting immunity and other secondary liability safe harbors when sued by users and rights owners over actions taken on our site by our users. While we are taking steps to mitigate the potential impact on our safe harbor defenses, we may be subject to more intellectual property litigation and may lose more cases as a result of these business model changes, which would adversely affect our business and results of operations.

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

Although we have prohibited the listing of illegal and stolen goods and certain high-risk items and implemented other protective measures, we may be required to spend substantial resources to take additional protective measures or discontinue certain service offerings, which could harm our business. Any costs incurred as a result of potential liability relating to the alleged or actual sale of unlawful goods or the unlawful sale of goods could harm our business. Certain manufacturers and large retailers have sought new U.S. federal and state legislation regarding stolen goods that could limit our ability to allow sellers to use our sites without confirming the source of, and their legal rights to sell, the underlying goods. In addition, from time to time we have received significant media attention relating to the listing or sale of illegal goods and stolen goods using our services. This negative publicity could damage our reputation, diminish the value of our brand names and make users reluctant to use our products and services.

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

If our Enterprise business is unable to migrate clients to its new suite of Commerce Technologies in a timely and cost-effective manner, it would be substantially harmed.

Our Enterprise business is in the process of migrating existing customers to its new suite of Commerce Technologies. This project is time consuming, could involve additional costs and involves significant technical risk. Previously planned migrations of certain clients to the new suite of Commerce Technologies have been delayed into the second half of 2013 and beyond. If client migrations to the new suite of Commerce Technologies continue to be delayed, the functionality of the new suite of Commerce Technologies is not accepted by existing Enterprise clients or prospective clients targeted by our Enterprise business, the new suite of Commerce Technologies contains an unacceptable amount of design flaws or does not perform or operate as expected, or our Enterprise business fails to meet client commitments and services level agreements, our Enterprise business could continue to be subject to substantial penalties under its agreements with its clients (including significant financial penalties and termination rights for its affected clients), its relationships with its clients and their respective businesses could continue to be substantially harmed, and additional Enterprise clients may seek to terminate their contracts with our Enterprise business early based on actual or proposed breach. In addition, our Enterprise business' new suite of Commerce Technologies provides for substantially more client control over certain platform functionality, such as promotions and marketing, operations and performance analytics. If our Enterprise business is unable to help clients understand, assess and address their internal preparedness needs for the new suite of Commerce Technologies, this could result in delays in deployment, client dissatisfaction due to lack of preparedness, degraded site performance, and additional support costs attributable to client-based issues. We believe that our Enterprise business' ability to secure new clients and retain current clients will be negatively impacted if it is unable to successfully complete the roll out of the new suite of Commerce Technologies in live client implementations. Any of these events or circumstances could materially and adversely affect our Enterprise business. Even if accomplished successfully, this migration project may cost more than expected or take longer than planned, which could harm our Enterprise business.

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

From time to time, we are involved in other disputes or regulatory inquiries that arise in the ordinary course of business. These disputes and inquiries include lawsuits by our users (individually or as class actions) alleging, among other things, improper credit and/or collection activities; improper disclosure of our prices, rules or policies; that our prices, rules, policies or customer/user agreements violate applicable law; that we have not acted in conformity with such prices, rules, policies or agreements; or violations of privacy laws and policies, including violations of the Telephone Consumer Protection Act, 47 U.S.C. section 227 et seq. (TCPA), as discussed in more detail under the captions “Changes in regulations, regulatory scrutiny, or user concerns regarding privacy and protection of user data could adversely affect our business,” and “If our Payments business is found to be subject to or in violation of any consumer protection laws or regulations or to have violated criminal statutes or regulations, it could be subject to liability, licensure and regulatory approval and may be forced to change its business practices”. The number and significance of these disputes and inquiries continue to increase as our company has grown larger, our businesses have expanded in scope (e.g., our mobile, local, social and digital initiatives and our continuing geographical expansion) and our products and services have increased in complexity. We have in the past been forced to litigate such claims. We may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act, the Lanham Act and the Communications Decency Act are interpreted by the courts as our products and services to users continue to expand and as we expand geographically into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries such as ourselves are either unclear or less favorable, as discussed in more detail under the caption “New and existing regulations could harm our business”. As an increasing portion of our business shifts to mobile, we may be subject to additional laws and regulations, which may have significant penalties. In addition, we are also subject to federal, state, local and foreign laws of general applicability, including laws regulating working conditions.

Similar to several other technology companies, the U.S. Department of Justice (DOJ) and the State of California allege that we violated U.S. and California antitrust law by agreeing not to recruit employees from other technology companies.  We filed a motion to dismiss the cases asserted against us and, in September 2013, the U.S. District Court for the Northern District of California granted the motion to dismiss regarding the California asserted case but denied the motion to dismiss regarding the DOJ asserted case.  We believe these allegations are without merit and intend to defend ourselves vigorously.   These claims and any other claims or regulatory actions against us, whether meritorious or not, could be time consuming, result in costly litigation, damage awards (including statutory damages for certain causes of action in certain jurisdictions), injunctive relief, or increased costs of doing business through adverse judgment or settlement, require us to change our business practices in expensive ways, require significant amounts of management time, result in the diversion of significant operational resources, or otherwise harm our business.

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

Over the last several years, we have enhanced the buyer and seller protections offered by PayPal in certain eBay marketplaces, and in certain countries for transactions outside of eBay marketplaces. In October 2013, PayPal launched and expanded its seller protection to eligible merchants in the Asia Pacific region. These changes to PayPal's buyer and seller protection program could result in future changes and fluctuations in our Payments transaction loss rate. For the year ended December 31, 2012 and the nine months ended September 30, 2013, our Payments transaction losses (including both direct losses and buyer protection payouts) totaled $281 million and $264 million, representing 0.19% and 0.21% of our net total payment volume, respectively. Beginning in 2009, we have also changed the dispute resolution process for transactions for buyers in the U.S., U.K. and Germany (on eBay.com, eBay.co.uk and eBay.de, respectively), as described in more detail above under the caption “Changes to our dispute resolution process could increase our costs and loss rate,” which could result in an increase in our combined eBay and PayPal transaction losses.

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

Cross-border trade has become an increasingly important source of both revenue and profits for us. Cross-border transactions using our websites and mobile platforms generally provide higher revenues and gross margins than similar transactions that take place within a single country or market. We generally earn higher transaction fees for cross-border transactions involving PayPal, and our Marketplaces business continues to represent a relatively straightforward way for buyers and sellers to engage in cross-border trade compared with other alternatives. Cross-border trade also represents our primary (or in some cases, only) presence in certain markets in which Internet and mobile device use is accelerating and we have a limited (or no) domestic Marketplaces business, such as Brazil/Latin America, China, Russia and various other countries.

The interpretation and application of specific national or regional laws, such as those related to intellectual property rights of authentic products, selective distribution networks, and sellers in other countries listing items on the Internet, and the potential interpretation and application of laws of multiple jurisdictions (e.g., the jurisdiction of the buyer, the seller, and/or the location of the item being sold) are extremely complicated in the context of cross-border trade. Some of these issues are involved in the L'Oréal and Louis Vuitton Malletier cases (see “Item 1: Legal Proceedings” above). To the extent any interpretation or application of such laws imposes restrictions on, or increases the costs of, purchasing, selling, shipping or returning goods across national borders, our business would be harmed. Any additional factors that increase the costs of purchasing, selling, shipping or returning goods across national borders or restrict, delay or make cross-border trade more difficult or impractical, including fluctuations in currency exchange rates, currency restrictions, increases in postal or delivery service rates, postal or delivery service terminations, disruptions or interruptions, changes in the business practices of the card networks or participating banks concerning dynamic currency conversion, import or export control laws, the application of (or increases in) tariffs, duties or other taxes on imports or exports, customs enforcement, including delays at the border attributable to customs inspections, enforcement of international intellectual property rights by rights holders or court rulings, or that otherwise result in a net reduction in cross-border trade on our sites would lower our revenues and profits and adversely affect our business. As part of our ongoing efforts to drive more transactions and improve seller efficiency and buyer experience and trust, we are evaluating opportunities to become more actively involved in different aspects of cross-border transactions, which could potentially expose us to additional liability based upon the nature of our involvement in aspects of such transactions and/or the actions of our users in one or more countries.

Our cross-border trade is also subject to, and may be impacted by, currency exchange rate fluctuations, as discussed above under the caption “We are exposed to fluctuations in currency exchange rates and interest rates”. Even if cross-border trade is not reduced, if more sellers who accept PayPal begin to offer their goods or services in multiple currencies, and to arrange for withdrawal of balances to local bank accounts in multiple countries, this could reduce PayPal's revenues from foreign exchange fees.

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

Changes in regulations, regulatory scrutiny, or user concerns regarding privacy and protection of user data could adversely affect our business.

We are subject to laws relating to the collection, use, retention, security and transfer of personally identifiable information about our users around the world. Much of the personal information that we collect, especially financial information, is regulated by multiple laws. The interpretation and application of user data protection laws are in a state of flux, and may be interpreted and applied inconsistently from country to country. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between or among ourselves, our subsidiaries and other parties with which we have commercial relations. In particular, the collection and use of personal information by companies has come under increased regulatory scrutiny. Further, these laws continue to develop in ways we cannot predict and which may adversely impact our business.
Regulatory scrutiny of privacy and user data protection is increasing on a global basis. We are subject to a number of local privacy laws and regulations in the countries in which we operate, including the following, and any many of those jurisdictions are proactively evaluating changes to those laws and regulations:

•	as an entity licensed and subject to regulation as a bank in Luxembourg, PayPal (Europe) S.à r.l et Cie, SCA is subject to banking secrecy laws;

•
the European Union has proposed a General Data Protection Regulation that would supersede the European Data Protection Directive. Changes could increase penalties and fines for failing to comply with the new regulation and it is unclear how it consistently the new regulation may be enforced. There is significant international pressure against the U.S. and the National Security Agency (NSA) regarding the collection of data by the NSA from U.S. companies. Further restrictions or regulation in the European Union could result as a direct reaction to these events;

•
new laws or regulations, in particular, financial or privacy laws or regulations, enacted in jurisdictions in which we do business that require data (including customer information, transaction data or other information) to be stored locally on servers in that jurisdiction and/or prohibit such data from being transmitted outside of that jurisdiction, which would increase our operational costs or capital expenditures and potentially impact the performance or availability of our services and/or our ability to use or process customer data;

•
the European Union has also proposed new data laws that give customers additional rights and provide additional restrictions and harsher penalties on companies for illegal collection and misuse of personal information, including restrictions on the use of Internet tracking tools called “cookies.” While the European Union directive on cookies has taken effect, the manner in which member states adopt implementing legislation, and whether the European Union deems that legislation sufficient, continues to evolve. To the extent implementing legislation by member states is more restrictive, it could negatively impact the manner in which we use cookies for many of our services, ranging from advertising to anti-fraud, and require us to incur additional costs or change our business practices;

•
California continues to pass privacy regulations which may be subsequently copied and passed in other states. As many of these laws have yet to be implemented, it is unclear how these laws may impact consumer perception of privacy or how they may impact our businesses;

•
in the U.S., the Federal Trade Commission, or FTC, and the White House have both proposed U.S. privacy frameworks, and in 2012, legislation was introduced in the U.S. Senate which would have required organizations that suffer a breach of security related to personal information to notify owners of the breached information and, in some instances, notify the Federal Bureau of Investigation or U.S. Secret Service; similar legislation may be introduced and enacted in the future;

•
other countries in which we operate have recently adopted and implemented privacy and data protection laws and regulations for the first time, or are in the process of doing so. Our current data protection policies and practices may not be consistent with new laws and regulations or evolving interpretations and applications. It is unclear how the application of existing privacy laws and regulations will impact mobile services and technologies, which are evolving rapidly. Complying with these varying national requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business;

•
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

In addition, even technical violations of certain privacy-related laws can result in significant penalties, including statutory damages. The Federal Communications Commission amended its regulations effective July 2012 under the TCPA, and has promulgated additional amendments, effective October 2013, which could increase our exposure to liability for certain types of telephonic communication with customers, including but not limited to text messages to mobile phones. Under the TCPA, plaintiffs may seek actual monetary loss or statutory damages of $500 per violation, whichever is greater, and courts may treble the damage award for willful or knowing violations. Two putative class-action lawsuits have been filed containing allegations that our businesses violated the TCPA. Roberts v. PayPal (filed in the U.S. District Court for the Northern District of California in February 2012) contains allegations that commercial advertisements for PayPal products and services were sent via text message to mobile phones without prior consent. In May 2013, the Court granted PayPal's Motion for Summary Judgment challenging the viability of plaintiff's individual claim on grounds that plaintiff consented to receive the text message entered judgment in favor of PayPal. Plaintiff has filed a notice of appeal of this judgment. Murray v. Bill Me Later (filed in the U.S. District Court for the Northern District of Illinois in June 2012) contains allegations that Bill Me Later made calls featuring artificial or prerecorded voices without prior consent. These lawsuits, and other private lawsuits not currently alleged as class actions, seek damages (including statutory damages) and injunctive relief, among other remedies. Given the enormous number of communications we send to our users, a determination that there have been violations of laws relating to PayPal's or Bill Me Later's practices (or those of any of our other companies) under the TCPA or other communications-based statutes could expose us to significant damage awards that could, individually or in the aggregate, materially harm our business.

Also, we have, and post on our websites, our own privacy policies and practices, concerning the collection, use and disclosure of user data. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any regulatory requirements or orders or other federal, state or international privacy or consumer protection-related laws and regulations (or, in the case of our Enterprise business, any such failure or perceived failure on the part of our Enterprise business or its clients) could result in proceedings or actions against us by governmental entities or others (e.g., class action privacy litigation), subject us to significant penalties and negative publicity, require us to change our business practices, increase our costs and adversely affect our business. The FTC and state regulatory agencies have become more aggressive in enforcing privacy and data protection laws and regulations. For example, in 2012, the FTC entered into a number of consent decrees with a number of major online companies, including Facebook and Google, to settle allegations of unfair or deceptive privacy practices. The FTC's consent decrees with Facebook and Google require each of those companies to implement a comprehensive privacy program and undergo regular, independent privacy audits for 20 years, among other requirements. In December 2012, California's attorney general filed a lawsuit against Delta Air Lines for failing to include a privacy policy in its mobile applications.

Certain of our products, including some of Enterprise's marketing solutions, utilize “behavioral marketing” (generally, the tracking of a user's online activities) to deliver relevant content to Internet users. The FTC has released a Staff Report with principles to address consumer privacy issues that may arise from behavioral marketing and to encourage industry self-regulation. In March 2012, the FTC issued a final report titled “Protecting Consumer Privacy in an Era of Rapid Change: Recommendations for Businesses and Policymakers,” which details the FTC's perspective on best practices for companies that collect and use consumer data to protect the privacy of consumers. Should the FTC pursue enforcement actions related to these business practices, we may be required to modify our business practices to conform and incur substantial costs, which could harm our business.

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

We are subject to the same foreign and domestic laws as other companies conducting business on and off the Internet. It is not always clear how existing laws governing issues such as property ownership, copyrights, trademarks and other intellectual property issues, parallel imports and distribution controls, consumer protection, taxation, libel and defamation, obscenity and personal privacy apply to our businesses. Many of these laws were adopted prior to the advent of the Internet, mobile and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Those laws that do reference the Internet, such as the U.S. Digital Millennium Copyright Act, the U.S. “CAN-SPAM” Act and the European Union's Distance Selling Directive (which will be superseded by the new Consumer Rights Directive, which the member states are in the process of implementing) and Electronic Commerce Directive are being interpreted by the courts, but their applicability and scope remain uncertain. As our activities, the types of goods and services listed on our websites and mobile platforms, the products and services we offer (including through acquisitions such as Bill Me Later and StubHub) and our geographical scope continue to expand, regulatory agencies or courts may claim or hold that we or our users are subject to additional requirements (including licensure) or prohibited from conducting our business in their jurisdiction, either generally or with respect to certain actions (e.g., the sale of real estate, event tickets, cultural goods, boats and automobiles, or the application of distance selling laws). Recent financial and political events may increase the level of regulatory scrutiny on large companies in general, and financial services companies in particular, and regulatory agencies may view matters or interpret laws and regulations differently than they have in the past and in a manner adverse to our businesses.

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

Following the global financial crisis, U.S. federal lawmakers enacted the Dodd-Frank Act overhauling the federal government's oversight of consumer financial products and systemic risk in the U.S. financial system.  Although the full effect of the new legislation will be dependent on regulations to be adopted by a number of different agencies (including the Consumer Financial Protection Bureau), we expect the general effect of the financial reform law will be to require PayPal and Bill Me Later to make additional disclosures to their users and to impose new restrictions on certain of their activities.  For example, in January 2012, the Consumer Financial Protection Bureau finalized new regulations, required by the Dodd-Frank Act that will require PayPal, starting in late October 2013, to provide additional disclosures, error resolution rights and cancellation rights to U.S. consumers who make international remittance payments, which could increase our costs of processing international payments. The Consumer Financial Protection Bureau has also launched a complaints portal on its website that allows customers to file complaints against PayPal and other money transfer service providers, and publishes information on such complaints. These and other new obligations will impose new compliance requirements and obligations on us that could increase our costs, may result in increased litigation and the need to make expensive product changes and may otherwise adversely impact our business.

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

Some jurisdictions have implemented or may implement laws specifically addressing the Internet or some aspect of ecommerce. For example, the State of New York has passed legislation that requires any out-of-state seller of tangible personal property to collect and remit New York use tax if the seller engages affiliates above certain financial thresholds in New York to perform certain business promotion activities. In March 2013, the New York Court of Appeals (New York State's highest court) upheld this legislation in Amazon.com, LLC and Overstock.com, Inc. v. New York State Department of Taxation and Finance. In August 2013, Amazon.com, LLC and Overstock.com, Inc. filed writs of certiorari with the U.S. Supreme Court. In September 2012, California enacted a new law which is similar to the law passed in New York, but provides exclusions for certain forms of Internet marketing and is limited to retailers who exceed prescribed sales volume thresholds. However, if our sellers who are not already required to collect California sales or use tax believe that their use of our websites requires them to collect California use tax, they may elect to limit their use of our websites rather than collect the tax, which would harm our business. Several other states have also enacted similar laws related to affiliates, and a number of other states are considering similar legislation. In addition, the Pennsylvania Department of Revenue has ruled that an out-of-state retailer using Pennsylvania-based affiliates could have nexus in Pennsylvania under existing statutes. Most of these new laws and positions are being challenged and in May 2012, a Cook County Circuit Court judge ruled that the Illinois Internet Affiliate Nexus Law was unconstitutional. The State of Illinois has filed a direct appeal to the Illinois Supreme Court. The adoption of such legislation by states where eBay has significant operations that perform certain business promotion activities could result in a use tax collection responsibility for certain of our sellers. This collection responsibility and the additional costs associated with complex use tax collection, remittance and audit requirements would make selling on our websites and mobile platforms less attractive for small business retailers, and would harm our business.

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

Similar issues exist outside of the U.S., where the application of VAT or other indirect taxes on ecommerce providers such as eBay is uncertain and evolving. While we attempt to comply in those jurisdictions where it is clear that a tax is due, certain of our subsidiaries have, from time to time, received claims relating to the applicability of indirect taxes to our fees.  In April 2012, we received Notices of Reassessments for tax years 2001-2005 from the Canadian Revenue Agency (CRA) which assert goods and service tax (GST) and harmonized sales tax (HST) on our fees charged to Canadian users. These reassessments of GST/HST were the result of an audit of eBay International AG and are based on the CRA's assertion that we were “doing business” in Canada for GST/HST purposes. We disagreed with the reassessments and filed a Notice of Appeal with the Tax Court of Canada in July 2012. The CRA asked us to settle this matter with no tax due and in June 2013 we received reassessments showing that no tax was due. Should such taxes become applicable, our business could be harmed. We collect and remit indirect taxes in certain jurisdictions. However, tax authorities may raise questions about our obligation to collect and remit such taxes, as well as the proper calculation of such taxes. For example, the Korean tax authority asserted that certain coupons and incentives available on our sites should not be deducted when computing taxes on our fees. We challenged these assessments and in June 2012, the National Tax Tribunal issued a final ruling in our favor with respect to item incentives from June 2006 onward. The assessments on item incentives up to May 2006 and coupons up to June 2010 are being reviewed by the Seoul High Court following the lower court's ruling in our favor in January 2013. Should any new taxes become applicable to our fees or if the taxes we pay are found to be deficient, our business could be harmed.

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

Risks associated with our reliance on unaffiliated lenders in providing the Bill Me Later service are discussed in more detail under the caption “Bill Me Later's operations depend on lending services provided by unaffiliated lenders” above.

The Bill Me Later service relies on third-party merchant processors and payment gateways to process transactions. For the year ended December 31, 2012 and the nine months ended September 30, 2013, approximately 62% and 60%, respectively, of all transaction volume by dollar amount through the Bill Me Later service was settled through the facilities of a single vendor. Any disruption to these third party payment processing and gateway services would adversely affect the Bill Me Later service.

The Bill Me Later service is offered to a wide range of consumers, and the financial success of this business depends on the ability of the issuing banks of the Bill Me Later credit products to manage credit risk related to those products. The lenders extend credit using Bill Me Later's proprietary segmentation and credit scoring algorithms and other analytical techniques designed to analyze the credit risk of specific customers based on their past purchasing and payment history as well as their credit scores. Based on these performance criteria, a lender may extend or increase lines of credit to consumers at the point of sale. These algorithms and techniques may not accurately predict the creditworthiness of a consumer due to inaccurate assumptions about a particular consumer or the economic environment, among other factors. The accuracy of the predictions and the ability of the lenders and Bill Me Later to manage credit risk related to the Bill Me Later service may also be affected by legal or regulatory changes (e.g., bankruptcy laws and minimum payment regulations), competitors' actions, changes in consumer behavior and other factors. A lender may incorrectly interpret the data produced by these algorithms in setting its credit policies, which may impact the financial performance of the Bill Me Later service. In addition, economic and financial conditions in the U.S. may affect consumer confidence levels and reduce consumers' ability or willingness to use credit, including the credit extended by a lender to consumers who use the Bill Me Later service, which could impair the growth and profitability of this business.

Over the past several years, the volume of credit extended by the financial institutions issuing the Bill Me Later credit products has increased as we have continued to enable qualified buyers with a PayPal account to use Bill Me Later as a payment funding option for transactions on eBay.com and on certain merchant websites that accept PayPal. We purchase the receivables relating to these consumer loans extended by the issuing banks, and therefore bear the risk of loss in the event of loan defaults. Like other businesses with significant exposure to losses from consumer credit, the Bill Me Later service faces the risk that account holders will default on their payment obligations with respect to the consumer loans, making the receivables uncollectible and creating the risk of potential charge-offs. The rate at which receivables were charged off as uncollectible, or the net charge-off rate, was approximately 4.81% and 5.49%, respectively, for the year ended December 31, 2012 and the three months ended September 30, 2013. The nonpayment rate among Bill Me Later users may increase due to, among other things, changes to underwriting standards by Bill Me Later and the financial institutions issuing the Bill Me Later credit products, worsening economic conditions, such as a recession or greater austerity in the U.S., and high unemployment rates. Consumers who miss payments on their obligations often fail to repay them, and consumers who file for protection under the bankruptcy laws generally do not repay their credit.

PayPal has also begun a pilot program, working with WebBank, for WebBank to offer working capital financing to selected sellers in the U.S., and for PayPal to purchase the related receivables. This program is still in the pilot phase; however, if expanded, it would present risks similar to those discussed above associated with the Bill Me Later service.

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

PayPal has announced several retail point of sale solutions, including PayPal Here, which enables merchants to use a card reader attached to a mobile device (or to scan cards and checks using the device's embedded camera) to accept payment, as well as in-store pilot programs for new point of sale technologies, which have been rolled out to certain retailers in the U.S. As PayPal continues to expand into point of sale transactions, PayPal will face even greater expectations from offline retailers regarding the reliability and availability of its systems and services and correspondingly lower amounts of downtime. PayPal's retail point of sale solutions may also be targeted by fraudsters and given that our fraud models are less developed in this area, we may experience increases in fraud and associated transaction losses as we adjust to fraudulent activity at the point of sale. The manufacturing and sale of a hardware products (e.g., the PayPal Here devices and the Beacon device) exposes us to potential product liability claims for which we could have substantial liability, and could require product recalls or other actions. PayPal's point of sale solutions also may subject us to increased exposure to other laws and regulations (e.g., export control regulations related to the shipment of the PayPal Here reader across national borders). There is significant competition at the retail point of sale, and there can be no assurance that merchants will adopt, or consumers will use, PayPal's retail point of sale solutions. Retail point of sale transactions also have lower profit margins than PayPal's other payment solutions. Unless we are able to drive adoption of, and significant volume through, our retail point of sale solutions over time, our business may suffer.

Changes in PayPal's funding mix could adversely affect PayPal's results.

PayPal pays significant transaction fees when customers fund payment transactions using credit cards, lower fees when customers fund payments with debit cards, nominal fees when customers fund payment transactions by electronic transfer of funds from bank accounts, and no fees when customers fund payment transactions from an existing PayPal account balance or through the Bill Me Later service, or use buyer credit issued by GE Money Bank. Customers fund a significant portion of PayPal's payment volume using credit and debit cards, and PayPal's financial success is highly sensitive to changes in the rate at which its customers fund payments using credit and debit cards. Customers may prefer funding payment transactions using credit cards or debit cards rather than bank account transfers for a number of reasons, including the ability to dispute and reverse charges directly with their payment card provider if merchandise is not delivered or is not as described, the ability to earn frequent flier miles, cash rebates, or other incentives offered by payment card issuers, the ability to defer payment, or a reluctance to provide bank account information to PayPal. In addition, some of PayPal's offerings, including the ability for buyers to make a limited number of payments without opening a PayPal account, have a higher rate of payment card funding than PayPal's basic product offering. Some of PayPal's plans to lower its funding costs, including both the Bill Me Later service and the ability for buyers to defer payment for a short period of time on some transactions, may increase the risk to PayPal of nonpayment by buyers.

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

We have experienced system failures from time to time, and any interruption in the availability of our websites, applications, products or services will reduce our current revenues and profits, could harm our future revenues and profits and could subject us to regulatory scrutiny. Our eBay.com website has been interrupted for periods of up to 22 hours. In August 2013, technical issues affected several of our websites resulting in intermittent outages over a period of just over six hours, and in April 2012, technical systems issues resulted in eBay.com users being unable to checkout on our sites for a period of several hours. Our PayPal website has suffered intermittent unavailability for periods as long as five days, including unavailability for approximately three hours affecting payments primarily on our ebay.co.uk site in May 2011. Other of our websites (e.g., StubHub, Milo and others), as well as websites of Enterprise clients and hosted services offered by our Enterprise business, have experienced intermittent unavailability from time to time. Any unscheduled interruption in our services results in an immediate, and possibly substantial, loss of revenues, as well as potential service credits or other payments by our Enterprise business to its clients. Frequent or persistent interruptions in our services could cause current or potential users to believe that our systems are unreliable, leading them to switch to our competitors or to avoid our sites, and could permanently harm our reputation and brands. Reliability is particularly critical for PayPal, which faces increased expectations on the part of users and merchants regarding the full-time availability of PayPal's services as it seeks to expand its Merchant Services business and gain acceptance of its retail point of sale solutions. Because PayPal is a regulated financial institution, frequent or persistent site interruptions could lead to significant fines and penalties, or mandatory and costly changes to PayPal's business practices, and ultimately could cause PayPal to lose existing licenses it needs to operate or prevent it from obtaining additional licenses that it needs to expand. Finally, because many of our customers may use our products for critical transactions, any system failures could result in damage to our customers and their businesses. These customers could seek significant compensation from us for their losses. Even if unsuccessful, this type of claim likely would be time-consuming and costly for us to address.

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

Risks associated with our ongoing efforts to migrate existing Enterprise clients to the new platform are discussed in more detail under the caption “If our Enterprise business is unable to migrate clients to its new suite of Commerce Technologies in a timely and cost-effective manner, it would be substantially harmed” above.

There are many risks associated with our international operations.

Our international expansion has been rapid and our international business, especially in Germany, the U.K. and Korea, has also become critical to our revenues and profits. Net revenues outside the U.S. accounted for approximately 52%, of our net revenues in both the year ended December 31, 2012 and the nine months ended September 30, 2013.

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

•
legal and regulatory requirements, including regulation of Internet and mobile services, auctioneering, professional selling, distance selling, privacy and data protection, banking and money transmitting, that may limit or prevent the offering of our services in some jurisdictions, prevent enforceable agreements between sellers and buyers, prohibit the listing of certain categories of goods, require product or service changes, require special licensure, subject us to criminal sanctions and/or various taxes, penalties or audits, or limit the transfer of information between us and our affiliates;

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

•
challenges associated with joint venture relationships and minority investments, including dependence on joint venture partners, controlling shareholders or management who may have business interests, strategies or goals that are inconsistent with ours;

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

•	foreign exchange rate fluctuations;

•	our ability to repatriate funds from abroad without adverse tax consequences;

•	the possibility that foreign governments may impose currency controls or other restrictions on the repatriation of funds;

•	changes in the business practices of the card networks or participating banks (e.g., dynamic currency conversion);

•	volatility in a specific country's or region's political, economic or military conditions (e.g., in South Korea relating to North Korea); and

•	challenges associated with maintaining relationships with local law enforcement and related agencies.

These factors may cause our international costs of doing business to exceed our comparable domestic costs. As we expand our international operations and have additional portions of our international revenues denominated in foreign currencies, we also could become subject to increased difficulties in collecting accounts receivable and repatriating money without adverse tax consequences, as well as increased risks relating to foreign currency exchange rate fluctuations. The impact of currency exchange rate fluctuations on our business is discussed above in more detail under the caption “We are exposed to fluctuations in currency exchange rates and interest rates” .

Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the Foreign Corrupt Practices Act and U.K. Bribery Act, other local laws prohibiting corrupt payments to governmental officials, and antitrust and competition regulations, among others. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us and/or, our directors, officers or employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our brands, our international expansion efforts, our ability to attract and retain employees, our business, and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies.

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

We have acquired a significant number of businesses, technologies, services and products. In September 2013, we announced that we have agreed to acquire Braintree, which provides an online and mobile payments platform. We expect to continue to evaluate and consider a wide array of potential strategic transactions as part of our overall business strategy, including business combinations, acquisitions and dispositions of businesses, technologies, services, products and other assets, as well as strategic investments and joint ventures. At any given time we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. Any of these transactions could be material to our financial condition and results of operations.

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

•
the potential loss of key customers, merchants, vendors and other key business partners (e.g., payment processors) of the companies we acquire following and continuing after announcement of our acquisition plans;

•
diversion of management time, as well as a shift of focus from operating the businesses to issues related to integration and administration, particularly given the number, size and varying scope of our recent acquisitions;

•
declining employee morale and retention issues resulting from changes in, or acceleration of, compensation, or changes in management, reporting relationships, future prospects, or the direction of the acquired business;

•	the need to implement controls, procedures and policies appropriate for a larger public company at companies that prior to acquisition may have lacked such controls, procedures and policies;

•
risks associated with our expansion into new international markets and doing business internationally, including those described above under the risk factor caption “There are many risks associated with our international operations” ;

•	difficulties in entering new markets where we have no or limited direct prior experience or where competitors may have stronger market positions;

•
in the case of acquisitions involving foreign companies or operations, the need to integrate operations across different cultures and languages and to address the particular regulatory, economic, currency, and political risks associated with specific countries or regions;

•	in some cases, the need to transition operations, users and customers of our existing businesses or the acquired business, as the case may be, onto different platforms;

•
liability for activities of the acquired company before the acquisition, including intellectual property and other litigation claims or disputes, violations of laws, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities;

•	the potential loss of key employees following the acquisition;

•
the acquisition of new customer and employee personal information, which in and of itself may require regulatory approval and or additional controls, policies and procedures and subject us to additional exposure; and

•
for investments in which an investee's results of operations and financial condition are incorporated into our financial statements and operating metrics, either in full or in part, the dependence on the investee's accounting, financial reporting, operating metrics and similar systems, controls and processes.

It may take us longer than expected to fully realize the anticipated benefits, such as increased revenue and volume,and enhanced efficiencies, of any or all of our acquisitions, and those benefits may ultimately be smaller than anticipated or may not be realized at all, which could adversely affect our business and operating results. Future acquisitions may also require us to issue additional equity securities, spend our cash, or incur debt (and increased interest expense), liabilities and amortization expenses related to intangible assets or write-offs of goodwill, which could adversely affect our results of operations and dilute the economic and voting rights of our stockholders.

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

Our Enterprise business (which consists of GSI Commerce, Inc. (GSI Commerce), which we acquired in June 2011), faces certain risks and challenges not shared by our other businesses, including those described under the risk factor captions “If our Enterprise business is unable to migrate clients to its new suite of Commerce Technologies in a timely and cost-effective manner, it would be substantially harmed” and “Changes in regulations, regulatory scrutiny, or user concerns regarding privacy and protection of user data could adversely affect our business.”

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

A portion of Enterprise's net transaction revenue is derived from the value of ecommerce transactions that flow through its suite of Commerce Technologies. Accordingly, growth in Enterprise's net transaction revenue depends upon the continued growth of the online businesses of its clients. Our Enterprise business may be substantially impacted by any adverse conditions in the offline businesses of an Enterprise client that negatively impact that client's online businesses. Any impairment of the offline business of Enterprise clients, whether due to financial difficulties, impairment of client brands, reduction in marketing efforts, reduction in the number of client retail stores or otherwise, could negatively affect consumer traffic and sales through Enterprise clients' websites, which would result in lower revenues generated by our Enterprise business. Our Enterprise business also relies on its clients' ability to accurately forecast product demand and select and buy the inventory for their corresponding online businesses. Under such arrangements, the client establishes product prices and pays our Enterprise business fees based either on a fixed or variable percentage of revenues, or on the activity performed. As a result, if Enterprise clients fail to accurately forecast product demand or optimize or maintain access to inventory, the client's ecommerce business (and, in turn, our Enterprise fees) could be adversely affected.

Our Enterprise business holds some inventory on behalf of its clients. If our Enterprise business is unable to effectively manage and handle this inventory, this may result in unexpected costs that could adversely affect our Enterprise business. Any theft of such inventory, or damage or interruption to such inventory, including as a result of earthquakes, hurricanes, floods, fire, power loss, labor disputes, terrorist attacks and similar events and disruptions, could result in losses related to such inventory and disruptions to the businesses of Enterprise clients, which could in turn adversely affect our Enterprise business.

Our Enterprise business processes personal information on behalf of its clients. The personal information of customers of certain websites operated by Enterprise clients may be regulated under the Gramm-Leach-Bliley Act, the Health Insurance Portability and Accountability Act, the Children's Online Privacy Protection Act, or other privacy laws and regulations. In some cases, Enterprise's use or disclosure of that information may be restricted by contractual terms, laws and regulations, and any misuse or unpermitted disclosure of that information could negatively impact our Enterprise business and its clients.

 Our Enterprise business utilizes email marketing to drive consumer traffic to the websites operated by some of its clients. Email could become a less effective means of communicating with and marketing to consumers for a variety of reasons, including: problems with technology that make Enterprise's email communications more difficult to deliver and for consumers to read (e.g., the inability of smart phones or similar communication devices to adequately display email); consumers may disregard marketing emails due to the large volume of such emails they receive; the inability of filters to effectively screen for unwanted emails, resulting in increased levels of junk mail, or “SPAM,” which may overwhelm consumer's email accounts; increased use of social networking sites, which may result in decreased use of email as a primary means of communication; continued security concerns regarding Internet usage in general from viruses, worms or similar problems; and increased governmental regulation or restrictive policies adopted by Internet service providers that make it more difficult or costly to utilize email for marketing communications. If any of our Enterprise entities were to end up on SPAM lists or lists of entities that have been involved in sending unwanted, unsolicited emails, their ability to contact customers through email could be significantly restricted. If any of the foregoing were to occur, the demand for Enterprise email marketing solutions could decrease and our Enterprise business could be harmed. Our Enterprise business also utilizes mobile messaging as a means of communicating with consumers, which carries risks similar to those described above for email marketing.

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

Immediately following our acquisition of GSI Commerce, we sold 100% of GSI Commerce's sports merchandise business and 70% of its RueLaLa and ShopRunner businesses (which we refer to collectively as the divested entities), to Kynetic LLC, which we refer to as Kynetic. Kynetic is primarily owned by GSI Commerce's former Chairman, President and Chief Executive Officer, Michael Rubin. Each of the divested entities was a direct or indirect wholly-owned subsidiary of GSI Commerce. As part of the Kynetic divestiture, we loaned Kynetic and the divested entities $467 million, secured by certain assets of the divested entities. In connection with (and as a result of) the divestiture to Kynetic, our Enterprise business maintained certain commercial and financial relationships with the divested entities which expose it to certain risks of the businesses of Kynetic and the divested entities. In September 2013, this note receivable was repaid and our investments in RueLaLa and ShopRunner were sold.

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

Our tickets business also faces significant competition from a number of sources, including ticketing service companies (such as Live Nation Entertainment/Ticketmaster, Comcast-Spectacor and Tickets.com), event organizers (such as professional sports teams and leagues), ticket brokers and online and offline ticket resellers, such as TicketsNow (which is owned by Live Nation Entertainment) and RazorGator. In addition, some ticketing service companies and event organizers have begun to issue event tickets through various forms of electronic ticketing systems that are designed to restrict or prohibit the free transferability (and by extension, the free resale) of such event tickets either to favor their own resale affiliates or to discourage resale. Similarly, some professional sports teams have begun to introduce measures that may have the effect of discouraging season ticket holders from listing their tickets for sale through third party platforms (such as the StubHub website) that compete with the teams' own or preferred secondary ticketing services. Such measures include making PDF versions of tickets available only for a limited period of time, and imposing fees on season ticket holders to obtain PDF versions of their tickets. PDF versions of tickets are one of the most popular formats for ticket listings on the StubHub website. As a result, to the extent that such measures result in our customers' inability or unwillingness to list tickets for sale on the StubHub website, our tickets business would be harmed.

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

A number of parties provide services to us or to our users that benefit us. Such services include seller tools that automate and manage listings, merchant tools that manage listings and interface with inventory management software, storefronts that help our users list items, caching services that make our sites load faster and shipping providers that deliver goods sold on our platform, among others. In some cases we have contractual agreements with these companies that give us a direct financial interest in their success, while in other cases we have none. PayPal is dependent on the processing companies and banks that link PayPal to the payment card and bank clearing networks to process transactions. As described under the risk factor caption entitled “Changes to payment card networks or bank fees, rules, or practices could harm PayPal's business,” PayPal is subject to, among other things, increases in interchange fees and assessments that payment card networks such as Visa and MasterCard charge for each transaction using one of their cards (which PayPal's payment card processors have the right to pass on to PayPal), as well as changes in payment card network operating rules, including special operating rules for Internet payment services (with which PayPal is required by its payment card processors to comply). Similarly, Bill Me Later relies on unaffiliated lenders in providing the Bill Me Later service and also relies heavily on third parties to operate its services, including merchant processors and payment gateways to process transactions. In addition, our Enterprise business utilizes unaffiliated payment processing companies to process transactions on the websites operated by Enterprise clients, third parties to provide underlying components of its ecommerce platform, and third parties in its operations business to perform services during peak order volume periods. Financial or regulatory issues, labor issues (e.g., strikes, lockouts or work stoppages) or other problems that prevent these companies from providing services to us or our users could reduce the number of listings on our sites, make it more difficult for users to complete transactions on our websites and mobile platforms, or adversely affect Enterprise's ability to timely fulfill and ship products sold on the websites operated by its clients, which would harm our business.

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

In addition, our Marketplaces businesses face increased competitive pressure online and offline. In particular, the competitive norm for, and the expected level of service from, Internet ecommerce and mobile commerce has significantly increased, due to, among other factors, improved user experience, greater ease of buying goods, lower (or no) shipping costs, faster shipping times and more favorable return policies. Also, certain platform businesses such as Apple, Google, and

Facebook, many of whom are larger than we are, have a dominant and secure position in other industries, and offer other goods and services to consumers and merchants which we do not offer. If we are unable to change our products, offerings and services in ways that reflect the changing demands of the Internet ecommerce and mobile commerce marketplaces, particularly the higher growth of sales of fixed-price items and higher expected service levels (some of which depend on services provided by sellers on our platforms) or compete effectively with larger platform businesses, our business will suffer.

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

Consumers and merchants who might use our sites to sell goods also have many alternatives, including general online ecommerce sites such as Amazon, and more specialized sites, such as Etsy. Our international sites also compete for sellers with general online ecommerce sites such as: Amazon, Rakuten.de, Quelle and Otto in Germany; Leboncoin.fr and PriceMinister (owned by Rakuten) in France; Taobao Marketplace and Taobao Mall in China; Tradus (owned by Naspers) in Poland; Yahoo-Kimo in Taiwan; Lotte, Naver and 11th Street in South Korea; Trading Post, Quicksales in Australia; and Amazon and Play.com (owned by Rakuten) in the United Kingdom and other countries; and Alibaba and AliExpress (owned by Alibaba) in Russia, Brazil and certain less developed markets. Our sellers may choose to sell their goods through other channels, such as classifieds sites. Consumers and merchants also can create and sell through their own sites, and may choose to purchase online advertising instead of using our services. In some countries, there are online sites that have larger customer bases and greater brand recognition than we do, as well as competitors that may have a better understanding of local culture and commerce than we do. As our businesses in developing countries grow, we increasingly may compete with domestic competitors that have advantages we do not possess, such as a greater ability to operate under local regulatory authorities.

The principal competitive factors for Marketplaces include the following:

•	ability to attract, retain and engage buyers and sellers;

•	volume of transactions and price and selection of goods;

•	trust in the seller and the transaction;

•	customer service; and

•	brand recognition.

With respect to our online and mobile competition, additional competitive factors include:

•	community cohesion, interaction and size;

•	website or mobile platform and application ease-of-use and accessibility;

•	user engagement;

•	system reliability;

•	reliability of delivery and payment;

•	level of service fees; and

•	quality of search tools.

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

•
payment-card processors that offer their services to merchants, including Chase Paymentech, First Data, Bank of America Merchant Services, WorldPay, Barclays Merchant Services, Global Payments, Inc., and Stripe, and payment gateways, including CyberSource and Authorize.net (both owned by Visa), Braintree and First Data. eBay and PayPal have recently entered into an agreement to acquire Braintree, subject to regulatory approval and other conditions;

•
Amazon Payments, which offers merchants the ability to accept credit card- and bank-funded payments from Amazon's base of online and mobile customers on the merchant's own website. Amazon has recently launched a new payment service for online merchants;

•
providers of mobile payments, including ISIS in the U.S., Buyster in France, Mpass in Germany, Weve in the U.K., Boku, Venmo (acquired by Braintree) and Crandy, many of which are owned by or supported by major mobile carriers; and

•
providers of card readers for mobile devices and of other new Point of Sale technologies, including Square (which has also begun to offer a marketplace service to sellers), Chase Paymentech, Bank of America, Capital One, iZettle, WorldPay, Payleven, Groupon, SumUp and others.

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

The principal competitive factors for PayPal include the following:

•	ability to attract, retain and engage both buyers and sellers with relatively low marketing expense;

•	ability to show that sellers will achieve incremental sales by offering PayPal;

•	security of transactions and the ability for buyers to use PayPal without sharing their financial information with the seller;

•	low fees and simplicity of fee structure;

•	ability to develop services across multiple commerce channels, including mobile payments and payments at the physical point of sale;

•	trust in PayPal's dispute resolution and buyer and seller protection programs;

•	customer service; and

•	brand recognition.

With respect to our online and mobile competition, additional competitive factors include:

•	website and mobile platform and application onboarding, ease-of-use and accessibility;

•	system reliability;

•	data security;

•	ease and quality of integration into third-party mobile applications; and

•	quality of developer tools such as our Application Programming Interfaces and Software Development Kits.

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

Enterprise

Our Enterprise business provides Commerce Technologies, omnichannel operations capabilities and marketing solutions that enable companies to operate and integrate their ecommerce offering into their omnichannel business. The market for such products and services is continuously evolving and intensely competitive. Many of our prospective clients evaluate managing all or some aspects of an omnichannel business with internal resources. As a result, we often compete with in-house solutions promoted and supported by internal information technology staffs, marketing departments, merchandising groups, and other internal corporate constituencies as well as with external technology and interactive marketing service providers that supply one or more components that allow prospective clients to develop and operate their omnichannel business in-house. This group of providers may include the prospective client itself and companies that offer: Web platforms (e.g., Art Technology Group (owned by Oracle), IBM, Amazon, Demandware, MarketLive and Microsoft); customer care/call center services (e.g., West Communications, Amazon, Sykes Enterprises, and Convergys); fulfillment and logistics (e.g., PFS Web, Amazon, Innotrac, DHL, and UPS); and systems integrators and technology providers (e.g., Accenture, EDS, Sapient, Infosys, Oracle and IBM); email management and data aggregation (e.g., Experian, Harte-Hanks and Epsilon); online marketing and design services (digital marketing services agencies such as Omnicom Group, WPP Group, Publicis and the Interpublic Group of Companies); and other interactive marketing services (e.g., Google, LinkShare (owned by Rakuten), TradeDoubler, Adobe and ValueClick). Low barriers to entry in the interactive marketing industry could also increase the number of competitors we may face.

We believe that we compete primarily on the basis of the following:

•	offering the choice of a complete integrated solution or a component-based solution;

•	promoting the client's brand and business, rather than our own;

•	providing scale and operating leverage with an enterprise focus;

•	establishing a commitment to invest in and enhance our platform;

•	aligning our financial interests with those of our clients;

•
offering digital marketing solutions that are integrated with our suite of Commerce Technologies, which we believe provides a more strategic, cohesive and optimized approach to growing ecommerce businesses; and

•	providing services that utilize proprietary technology to promote stronger customer engagement designed to increase clients' return on investment.

Our Enterprise business has competitors with longer operating histories, larger customer bases, greater brand recognition and greater financial, marketing and other resources. Those competitors may be able to secure components of their technology and services on more favorable terms and devote more resources to technology development and marketing than our Enterprise business. In addition, as we expand our business internationally, we will face increased competition from global and local companies which may have a greater understanding of, and focus on, the local customer. Lastly, as our current and prospective clients seek a larger global presence and target new markets abroad, we will increasingly compete with ecommerce services competitors on the basis of our international solutions.

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

As of September 30, 2013, we had approximately $4.5 billion of senior unsecured indebtedness and no indebtedness outstanding under our $2.0 billion commercial paper program, although from time to time we have made substantial borrowings under our commercial paper program. We also have a $3.0 billion revolving credit facility, under which we maintain $2.0 billion of available borrowing capacity in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they come due. As of September 30, 2013, no borrowings or letters of credit were outstanding under this revolving credit facility and, accordingly, $1.0 billion of borrowing capacity was available for other purposes permitted by this credit facility.

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

Our customers rely on access to the Internet or mobile networks to use our products and services. In many cases, that access is provided by companies that compete with at least some of our offerings, including incumbent telephone companies, cable companies, mobile communications companies and large Internet service providers. Some of these providers have stated that they may take measures that could degrade, disrupt, or increase the cost of customers' use of our offerings by restricting or prohibiting the use of their infrastructure to support or facilitate our offerings, or by charging increased fees to us or our users to provide our offerings. Mobile network operators or operating system providers could block or place onerous restrictions on our ability to offer our mobile applications in their mobile application stores. Internet service providers or mobile network operators could attempt to charge us each time our customers use our offerings. Worldwide, a number of companies have announced plans to take such actions or are selling products designed to facilitate such actions. The United States Federal Communications Commission enacted rules in December 2010 (Preserving the Open Internet Broadband Industry Practices (FCC-10-201)) establishing baseline restrictions that would regulate the ability of Internet access companies to interfere with Internet traffic transported over wired and wireless networks. The new rules have been challenged in court and are now on appeal in the D.C. Circuit Court of Appeals. The Court heard oral arguments in September 2013, and a decision is expected in late 2013. Pending greater regulatory and judicial clarity, any interference with our offerings or higher charges for access to our offerings, whether paid by us or by our customers, could cause us to lose existing customers, impair our ability to attract new customers and harm our revenue and growth.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchase activity during the three months ended September 30, 2013 was as follows:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet be Purchased Under the Programs (1)
July 31, 2013	400,000	$51.76	400,000	$1,020,164,111
August 31, 2013	2,315,000	$52.19	2,315,000	$899,342,545
September 30, 2013	85,000	$52.47	85,000	$894,882,476
	2,800,000		2,800,000

(1)
In June 2012, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $2 billion of our common stock, with no expiration from the date of authorization. The stock repurchase program is intended to offset the impact of dilution from our equity compensation programs. During the nine months ended September 30, 2013, we repurchased approximately $1.1 billion of our common stock under our stock repurchase program at an average price of $54.95 per share. As of September 30, 2013, approximately $895 million remained available for further purchases of our common stock under our stock repurchase program.

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

eBay Inc.
Principal Executive Officer:

		By:	/s/ John J. Donahoe
John J. Donahoe
President and Chief Executive Officer
Date:	October 18, 2013
Principal Financial Officer:

		By:	/s/ Robert H. Swan
Robert H. Swan
Senior Vice President, Finance and Chief Financial Officer
Date:	October 18, 2013
Principal Accounting Officer:

		By:	/s/ Brian J. Doerger
Brian J. Doerger
Vice President, Chief Accounting Officer
Date:	October 18, 2013

INDEX TO EXHIBITS

Exhibit 12.01	Statement regarding computation of ratio of earnings to fixed charges.
Exhibit 31.01	Certification of Registrant's Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.02	Certification of Registrant's Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.01	Certification of Registrant's Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.02	Certification of Registrant's Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document