Form 10-K
period 2013-12-31
EBAY INC
filed 2014-01-31
CIK 1065088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  [ ]    No  [x]
As of June 30, 2013, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $60,533,171,166 based on the closing sale price as reported on The Nasdaq Global Select Market.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 24, 2014
Common Stock, $0.001 par value per share	1,294,654,966 shares
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the definitive proxy statement for the registrant's Annual Meeting of Stockholders expected to be held in April 2014.

eBay Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2013

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

ITEM 1: BUSINESS

eBay Inc. was formed as a sole proprietorship in September 1995 and was incorporated in California in May 1996. In April 1998, we reincorporated in Delaware, and in September 1998, we completed the initial public offering of our common stock. Our principal executive offices are located at 2065 Hamilton Avenue, San Jose, California 95125, and our telephone number is (408) 376-7400. When we refer to “we,” “our,” “us” or “eBay” in this Annual Report on Form 10-K, we mean the current Delaware corporation (eBay Inc.) and its California predecessor, as well as all of its consolidated subsidiaries. When we refer to “eBay.com,” we mean the online marketplace located at www.ebay.com and its localized counterparts. When we refer to “PayPal,” we mean the online payments platform located at www.paypal.com and its localized counterparts. When we refer to “Enterprise,” we mean the ecommerce and marketing solutions provided by eBay Enterprise, formerly GSI Commerce, which we acquired in June 2011.

We enable global commerce and payments on behalf of users, merchants, retailers and brands of all sizes. The technologies and services we provide are designed to enable users and merchants worldwide to organize and offer their inventory for sale and buyers to find, buy and pay for it virtually anytime and anywhere. We enable commerce through three reportable segments: Marketplaces, Payments and Enterprise. Driven by the ubiquity of the Internet and the proliferation of mobile devices, we believe that the way consumers engage with each other, brands and services is fundamentally changing, blurring the lines between offline retail and online ecommerce, and effectively creating one market for commerce and reinforcing the connections between commerce and payments. We believe that this trend has expanded our addressable market. We measure our footprint in this addressable market using a metric that we call “Enabled Commerce Volume." Enabled Commerce Volume, or ECV, is the total commerce and payment volume that runs through our platforms which we enable on behalf of our users, merchants, retailers and brands. We define ECV as the total commerce and payment volume across all three segments consisting of GMV, PayPal Merchant Services TPV and Merchandise Sales not earned on eBay or paid for via PayPal or Bill Me later during the period. ECV excludes volume transacted through the Magento platform. See the definitions of “GMV,” “Merchant Services net TPV” and “Merchandise Sales” in our Marketplaces, Payments and Enterprise discussions, respectively, below.

Our primary focus is on our customers. Our company is only successful when the users and merchants we enable are successful. Whether online, through the mobile channel or in the physical world, we are primarily a transaction-based business that generates revenue from the transactions and payments that we successfully enable. We also generate revenue through marketing services, classifieds and advertising. In addition, we have created an open source platform that provides software developers and merchants access to our applications programming interfaces, or APIs, to develop software and solutions for commerce. Our developer community includes more than 1.8 million members. As of December 31, 2013, our Marketplaces segment had more than 128 million active users and more than 550 million listings globally, while our Payments segment had 143 million active registered accounts. See the definitions of "active user" and “active registered accounts” in our Marketplaces and Payments discussions, respectively, below.

For additional financial information about our reportable segments as well as the geographic areas where we conduct business, please see "Note 5 - Segments" to the consolidated financial statements included in this Annual Report on Form 10-K. Additionally, please see the information in "Item 1A: Risk Factors" under the caption "There are many risks associated with our international operations," which describes risks associated with the foreign operations of our reportable segments.

Marketplaces

Our Marketplaces segment includes our core global ecommerce platform, ebay.com; other localized sites around the world such as eBay.de and eBay.co.uk; related commerce platforms, including our vertical shopping websites, such as StubHub, and our classifieds websites, such as Marktplaats.nl and mobile.de; and our advertising services business. We have made investments and acquisitions to help consumers access these businesses across devices and to enable commerce for users and merchants online, on mobile devices and in the physical world. Our objective is to bring the world’s inventory to the world’s buyers.

We had more than 128 million active users as of December 31, 2013. The term “active user” means, as of any date, any user (excluding users of Half.com, StubHub and the trading platforms of our Korean subsidiary) who bid on, bought or listed an item on any of our Marketplaces trading platforms, within the previous 12-month period. A user may have more than one account on our Marketplaces trading platforms and therefore may be counted more than once when we calculate the number of active users.

Our Marketplaces platforms offer the following features:

We are a leading commerce platform for users and merchants.
Our business model and pricing is designed so that our Marketplaces business is only successful when our merchants are successful. The majority of our Marketplaces revenue comes from a take rate on the Gross Merchandise Volume, or GMV, of transactions closed on our Marketplaces trading platforms. We define GMV as the total value of all successfully closed items between users on our Marketplaces trading platforms (excluding eBay's classifieds websites, brands4friends and Shopping.com) during the applicable period, regardless of whether the buyer and seller actually consummated the transaction.

Our eBay Top Rated Seller program, or eTRS, rewards qualifying sellers with fee discounts and improved search standing for qualifying listings if they are able to maintain excellent customer service ratings and meet specified criteria for shipping and returns. We believe that sellers who fulfill these standards help promote our goal of maintaining an online marketplace that is safe and hassle-free. eTRS is currently available in the U.S., the U.K., Germany and Australia.

eBay Buyer Protection (also known as eBay Guarantee) covers items purchased on our websites in the U.S., the U.K. and Germany through a qualifying payment method and protects most buyers with respect to items that are not received or are received but not as described in the listing. Some purchases, including most vehicles, are not covered. eBay Buyer Protection provides coverage for the purchase price of the item, plus original shipping costs, for a limited period of time from the original date of transaction, and includes a streamlined interface to help buyers and sellers navigate the process.

The size and scale of our Marketplaces platforms are designed to enable our users and merchants to leverage our economies of scale and capital investment, for example in sales and marketing, new channels such as mobile, customer acquisition and customer service.

We provide a variety of access points for consumers to shop virtually anytime, anywhere.
Our Marketplaces platforms are accessible through a traditional online experience (e.g., an Internet-connected computer), from mobile devices (e.g., smartphones and tablets), and to a limited extent, via screens in the physical world (e.g., dedicated terminals installed/located within retail stores). We offer downloadable, easy-to-use mobile applications for the iPhone, the iPad, Android and Windows mobile devices that allow access to eBay.com and some of our other websites and vertical shopping experiences, including StubHub, Fashion, Motors and Half.com. In 2013, over $22 billion in mobile commerce volume was transacted across our platforms, representing an increase of more than 70% compared to 2012.

We provide a large selection of inventory globally.
We had over 550 million items listed for sale as of December 31, 2013, which we believe makes us one of the world’s largest online marketplaces. For 2013, approximately 60% of our GMV was international (i.e., outside the U.S.), and approximately 17% of our GMV was cross-border.

We strive to provide value to consumers.
We believe that we have some of the lowest prices available for a number of consumer products. In the U.S., over 50% of successfully closed transactions included free shipping during 2013. We have developed a number of features on our Marketplaces platforms in the areas of trust and safety (including our Feedback Forum, SafeHarbor Program, Verified Rights Owner Program, eTRS and eBay Buyer Protection), customer support and value-added tools and services, as well as loyalty programs (for both buyers and sellers). These features are designed to make users more comfortable trading with unknown partners and completing transactions online or through mobile devices, as well as rewarding our top buyers and sellers for their loyalty.

We offer consumers choice.
We offer choice to consumers across a number of dimensions:

•	By listing format: Merchants and individuals can choose to list their products and services through fixed price listings or an auction-style format on our core Marketplaces platform.

◦
Our fixed price format on eBay.com allows buyers and sellers to close transactions at a pre-determined price set by the seller. Sellers are also able to signal that they would be willing to close the transaction at a lower price through the Best Offer feature.

◦	Our auction-style format allows a seller to select a minimum price for opening bids.

◦
Our classifieds websites have listings in over 1,500 cities around the world and are designed to help people list their products and services generally for free and then trade at a local level. Our classifieds websites include alaMaula, BilBasen, dba.dk, eBay Classifieds (eBay Classifieds, eBay Kleinanzeigen and eBay Annunci), Gumtree, Kijiji, iBazar, 2dehands.be, 2ememain.be, LoQUo, Marktplaats.nl and mobile.de. In addition, we have a non-controlling equity investment in craigslist, Inc., which operates the craigslist classifieds websites.

•
By item condition: Merchants and sellers can list, and consumers can search for and buy, items that are new, refurbished and used, common and rare items and branded and unbranded products on our core Marketplaces platform.

•
By delivery format: Consumers can have items shipped to them through shipping options offered by the seller and selected by the buyer on our core Marketplaces platform. For certain items in a limited number of U.S. markets, consumers can have the items couriered to them in about an hour through our eBay Now service. Finally, in the case of items purchased from certain retailers, consumers can pick up items they purchased online or through mobile devices in one of the retailer’s physical stores (which we refer to as in store pickup). This brings more choice for buyers and sellers around delivery cost and convenience.

We offer a variety of specialized vertical experiences.
We continue to focus on customizing our buying and selling experiences to make it easier for users to list, find and buy items by offering formats dedicated to specific products or categories. On our core eBay.com websites, we have built specialized experiences for certain vertical formats, such as Daily Deals, Fashion, Motors (vehicles; parts and accessories) and Electronics. Our Daily Deals vertical offers a variety of products in multiple categories at discounted prices with free shipping. StubHub is a leading marketplace for event tickets, enabling fans to buy and sell tickets to a large selection of sports, concert, theater and other live entertainment events.

Payments

Our Payments segment includes our core payments brand PayPal, which enables individuals and businesses to securely, easily and quickly send and receive payments online and through a broad range of mobile devices in approximately 193 markets worldwide and in 26 currencies as of December 31, 2013. We have a related consumer credit business, Bill Me Later, which enables U.S. merchants to offer, and U.S. consumers to obtain, credit at the point of sale for ecommerce and mobile transactions through Bill Me Later's relationship with one or more chartered financial institutions. The majority of our Payments revenue comes from a take rate on the net TPV that we enable. In 2013, we generated $54.4 billion in on eBay net TPV attributable to transactions on eBay Marketplaces, which represented 30% of our net TPV. We define net TPV as total dollar volume of payments, net of payment reversals, successfully completed through our PayPal payments networks, including Bill Me Later, during the period; excluding payments sent or received through PayPal’s payment gateway business. We define on eBay net TPV as the total dollar volume of payments, net of payment reversals, successfully completed through our Payments networks, including Bill Me Later, during the period for transactions on our Marketplaces platform. We define Merchant Services Net TPV as the total dollar volume of payments, net of payment reversals, successfully completed through our Payments networks, including Bill Me Later, during the period, excluding PayPal’s payment gateway business and payments for transactions on our Marketplaces platform.

Our objective for the Payments segment is to become the digital wallet of choice for consumers and merchants to pay and get paid virtually anywhere, anytime and on any Internet connected device, whether they are online or in the physical world. We believe that simplifying and integrating payments can provide value to consumers and drive incremental sales for our merchant partners. The PayPal digital wallet gives people a fast, safe and convenient way to receive, send or spend their money. Our payment networks are designed to be simple, safe and secure and are built upon the existing global financial infrastructure to create global, real-time payment solutions. PayPal connects with financial institutions around the world, and consumers can typically use their payment method of choice, regardless of where a seller is located. Users of our PayPal payments solutions can engage in cross-border shopping, which can help merchants to increase sales volume by allowing them to sell to a global base of consumers, and they can send payments to each other nearly everywhere in the world and in a wide range of currencies.

We had 143 million active registered accounts as of December 31, 2013. The term “active registered accounts” means, as of a given date, all registered accounts that successfully sent or received at least one payment or payment reversal through our PayPal payments networks, including Bill Me Later, within the last 12 months and which are currently able to transact. Users may have more than one account with PayPal or Bill Me Later and therefore the number of active registered accounts may be greater than the number of underlying users.

Our Payments platforms offer the following features:

We enable payments in the online and physical worlds.
PayPal started as a payment solution for online transactions between consumers and merchants through a traditional online experience (i.e., an Internet-connected computer). As a result of being simple and secure for consumers, we believe that PayPal can help merchants to increase conversion of online traffic to sales. An online merchant can typically open a standard PayPal account and begin accepting payments through PayPal within a few minutes. Most online or mobile merchants are approved instantly. Processing online with PayPal does not require a merchant to invest in new or specialized hardware. PayPal's technology platform supports growth with a variety of value-added services. This is designed to help businesses of all sizes manage their cash flow, invoice clients and pay bills, and to reduce the need for merchants to receive and store sensitive customer financial information, enabling Payment Card Industry, or PCI, compliant transactions. PayPal does not charge merchants any setup fees and offers a standard service with no recurring monthly fees.

With the growth of Internet-enabled mobile devices, PayPal is a popular form of payment for mobile commerce. In December 2013, we completed our acquisition of Braintree to help strengthen our position in mobile payments and extend our coverage to a new class of retailers who offer their services primarily via mobile apps. In 2013, PayPal's net TPV for transactions using mobile devices exceeded $27 billion, of which approximately 50% was from eBay Marketplaces. To expand PayPal’s availability as a payment option in physical stores, PayPal has entered into a partnership with Discover in the U.S., as well as similar relationships with merchant acquirers and ePOS (electronic point of sale) providers in the United States and Europe. PayPal also offers PayPal Here, a mobile payment processing solution for small businesses in the United States, Canada, the United Kingdom, Australia, Hong Kong and Japan.

Our global reach and scale provides value for consumers and merchants.
With 143 million active registered accounts as of December 31, 2013, PayPal provides merchants with a large base of potential customers. As a result of being available in approximately 193 markets and in 26 currencies as of December 31, 2013, PayPal also provides merchants with global reach and reduces some of the complexity and friction involved in overseas and cross-border trade. For the year ended December 31, 2013, approximately 48% of PayPal’s net TPV was international, and approximately 25% was cross-border. Our U.S. merchants are also able to offer consumer credit to U.S. consumers at the point of sale through our Bill Me Later service.

We offer consumers choice by providing a variety of funding mechanisms.
Consumers can fund their PayPal accounts in a variety of ways, including by credit card, debit card, electronic funds transfers from their bank account and through a PayPal balance if the consumer has previously received payments through PayPal or chosen to pre-fund their PayPal account. We refer to the allocation of funding sources used by PayPal consumers as our “funding mix.”

We also provide credit products through our Bill Me Later service. Currently, when a consumer funds a purchase using Bill Me Later, a chartered financial institution extends credit to the consumer, funds the extension of credit at the point of sale and advances funds to the merchant. Bill Me Later is neither a chartered financial institution nor is it licensed to make loans in any state. Accordingly, Bill Me Later must rely on a bank or other licensed lender to issue credit products and extend credit to customers. Although the chartered financial institution continues to own each of the customer accounts, we subsequently purchase and retain most of the consumer receivables related to the consumer loans made by the chartered financial institution and are also responsible for servicing functions related to the customer account.

Bill Me Later accounts are most commonly opened on U.S. merchant websites, including ebay.com, offering Bill Me Later as a payment method, but can also be opened by U.S. consumers through a qualified PayPal account or at the Bill Me Later website. U.S. consumers may be offered an opportunity to defer payments under some promotional arrangements offered on select merchant sites. Interest on such purchases can be deferred for up to 18 months.

For information regarding risks related to our Bill Me Later business, see the information in “Item 1A: Risk Factors” under the captions "Bill Me Later's operations depend on lending services provided by unaffiliated lenders" and "Bill Me Later's operations expose us to additional risks."

We are focused on making our solutions simple for customers and developers.
Our Payments business seeks to put the customer first. We are focused on creating easy to use products that leverage our technological leadership; we are using a true “mobile first” approach to make payments simple and intuitive. Our PayPal platform and open APIs are designed to allow developers to innovate with ease and to offer cutting edge applications to a large ecosystem of merchants and consumers, while at the same time maintaining the safety of our users’ financial information. PayPal provides developers with intuitive, flexible and powerful tools that are designed to leverage PayPal’s global reach and payment capabilities. Some of our software developer kits, or SDKs, are specifically focused on the mobile app market and are designed to remove friction by not requiring a redirect to PayPal.com or an additional log in.

Our payments solutions offer leading fraud prevention and protection.
PayPal enables consumers to pay merchants quickly and easily without sharing sensitive financial information, such as credit card or debit card numbers. To make payments using PayPal, consumers need to disclose only their email address or mobile phone number to merchants. The account-based nature of PayPal's network helps us to better detect and prevent fraud when funds enter, flow through and exit the PayPal network. PayPal also utilizes eBay Marketplaces global transaction data to help manage risk. As a result of the systems and processes that we have built over many years, we believe that PayPal is one of the world’s most trusted payments brands.

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

Enterprise

In June 2011, eBay acquired GSI Commerce, Inc., or GSI, which provides commerce technologies, omnichannel operations and marketing solutions for large, nationally recognized retailers and brands that operate in general merchandise categories, including apparel, sporting goods, toys & baby, health & beauty and home. In June 2013, eBay renamed the GSI segment as Enterprise.

Enterprise operates three primary lines of business: Commerce Technologies, Omnichannel Operations and Marketing Solutions. Enterprise provides its products and services on an individual basis and as bundled solutions.
Each of these three primary lines of business complements the other, which allows for cross-selling opportunities.

Enterprise’s Commerce Technologies. Enterprise’s Commerce Technologies are comprised of a suite of interfaces and tools that support a retailer’s ecommerce storefront available through the web and mobile devices, customer service call centers and land based stores. In addition to storefront commerce solutions, Enterprise’s commerce exchange platform is a unique set of integrated capabilities, services and infrastructure that support a retailer’s distributed order management, multi-channel inventory management, fulfillment integration, payments processing, fraud management and reporting.

•
Enterprise’s storefront commerce solutions include secure shopping cart and checkout offerings, analytical tools, site management tools, such as catalog, content and promotions management tools, and guided product discovery capabilities.

•
Enterprise’s commerce exchange platform includes a suite of multi-channel enabling software products that support a retailer’s in-store pickup, ship-from-store, ship-to-store and drop ship capabilities. Enterprise’s payments infrastructure provides a robust online payment processing engine with capabilities including price, tax and shipping calculations, address verification, order review, fraud prevention, credit card authorization, settlement and alternative payment processing, and permits payment using PayPal as well as private label credit cards, gift cards and online gift certificates.

Enterprise’s Omnichannel Operations. Enterprise’s Omnichannel Operations support fulfillment and customer service functions for its clients.

•
Enterprise operates five ecommerce fulfillment centers in the U.S., one in Canada and one in the U.K. Within these facilities, Enterprise utilizes warehouse management systems and infrastructure to provide customized direct-to-consumer fulfillment solutions, including order management, real-time order status updates and reverse logistics services. Through scale and partnerships with leading freight providers, Enterprise offers clients favorable shipping rates and innovative freight programs, including its ShipQuik shipping program. Under this program, packages are presorted by customer zip code, which helps to shorten the amount of time packages are in transit.

•
Enterprise provides customer care services for ecommerce via telephone, live chat and email through three call centers and a network of customer support agents in the U.S., plus an additional call center in the U.K. Enterprise’s customer care platform combines proprietary and third-party technologies, including automatic call distribution, computer telephony integration, interactive voice response, email, workforce management, voice recording/monitoring, and customer relationship management systems. The U.K. call center offers customer care in multiple languages.

Enterprise’s Marketing Solutions. Enterprise’s Marketing Solutions are focused on providing comprehensive, industry-leading solutions designed to help clients acquire new customers, convert more website visitors into buyers, build customer loyalty and drive revenue across various channels. Marketing Solutions offers full-service digital agency capabilities, brand marketing, email marketing, database management, mobile and social advertising, affiliate and search engine marketing, online advertising display retargeting and in-depth analytics capabilities.

While Enterprise operates on a global basis, nearly all of its net revenues in 2013 were derived from its North American operations. Similar to our Marketplaces and Payments segments, the majority of our Enterprise revenue comes from a take rate on the Merchandise Sales that we enable through our Commerce Technologies and Omnichannel Operations suite of services, with the remaining revenue coming from Marketing Solutions. We define Merchandise Sales as the retail value of all sales transactions, inclusive of freight charges and net of allowance for returns and discounts, which flow through our Enterprise Commerce Technologies whether we record the full amount of such transaction as a product sale or a percentage of such transaction as a service fee.

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

Our Enterprise segment faces different competitors in each of its primary lines of business. Enterprise seeks to compete on the basis of offering premium capabilities at attractive prices. Each of Enterprise's business units competes on a stand-alone basis with in-house solutions promoted and supported by internal departments of retailers and other sellers, as well as technology and service providers that supply ecommerce solutions or components of ecommerce solutions (e.g., website and mobile platforms, customer care/call center services and fulfillment and logistics) and interactive marketing services, as the case may be. Enterprise also seeks to differentiate itself by cross-selling and bundling services to offer more attractive pricing and integrated implementations.

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

Seasonality

We expect transaction activity patterns on our websites to mirror general consumer buying patterns. Our Enterprise segment is highly seasonal. The fourth calendar quarter typically accounts for a disproportionate amount of Enterprise's total annual revenue because consumers increase their purchases and businesses increase their advertising to consumers during the fourth quarter holiday season. Please see the additional information in “Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Seasonality.”

Technology

Our Marketplaces, Payments and Enterprise platforms utilize a combination of proprietary technologies and services as well as technologies and services provided by others. We have developed intuitive user interfaces, customer tools and transaction processing, database and network applications that help enable our users to reliably and securely complete transactions on our sites and help eBay Enterprise's clients to utilize its suite of services. Our technology infrastructure simplifies the storage and processing of large amounts of data, eases the deployment and operation of large-scale global products and services and automates much of the administration of large-scale clusters of computers. Our infrastructure has been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences. We strive to continually improve our technology to enhance the customer experience and to increase efficiency, scalability and security. For information regarding technology-related risks, see the information in “Item 1A: Risk Factors” under the captions “System failures and resulting interruptions in the availability of our websites and services could harm our business” and “Our failure to cost-effectively manage certain aspects of our business could harm us.”

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

Employees

As of December 31, 2013, we employed approximately 33,500 people globally including approximately 1,700 temporary employees. Approximately 21,000 of our employees were located in the U.S.

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
We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs on our investor relations website. Further corporate governance information, including our governance guidelines for our board of directors, board committee charters, and code of conduct, is also available on our investor relations website under the heading “Corporate Governance.”
The contents of our websites and webcasts are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites and webcasts are intended to be inactive textual references only.

Item 1A: RISK FACTORS

Risk Factors That May Affect Results of Operations and Financial Condition
Our operating and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations and cash flows, as well as the trading price of our common stock and debt securities.

Our operating and financial results have varied on a quarterly basis during our operating history. Our operating and financial results may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our operating and financial results include risks described elsewhere in this section and the following:

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

•
our ability to upgrade and develop our systems (including the migration to our Enterprise business' new enterprise commerce platform and the “replatforming" of our base PayPal technology), infrastructure and customer service capabilities to accommodate growth and to improve the functionality and reliability of our websites, mobile platforms and services at a reasonable cost while maintaining 24/7 operations;

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

•
our ability to retain an active user base, attract new users, and encourage existing users to list items for sale and purchase items through our websites and mobile platforms, or use our payment services, especially in the face of improving competitor platforms;

•
consumer confidence in the safety and security of transactions using our websites and technology (including through mobile devices) and the effect of any changes in our practices and policies or of any events on such confidence;

•
the actions of our competitors, including the introduction of new stores, channels, websites, mobile platforms, applications, services, products and functionality, or changes to the provisions or prices of products and services important to our success, including interchange, Internet search and mobile operating systems;

•	our ability to effectively manage the costs of and administer our user protection programs;

•
the impact on PayPal or Bill Me Later of regulations enacted pursuant to new laws regulating financial institutions, including the Dodd-Frank Wall Street Reform and Consumer Protection Act in the U.S., or the Dodd-Frank Act;

•
our ability to comply with existing and new laws and regulations as we expand the range and geographical scope of our products and services and as we grow larger, including those laws and regulations discussed below under the captions “There are many risks associated with our international operations,” “We are subject to general litigation and regulatory disputes,” “Our Payments business is subject to a number of laws and regulations, including those governing banking, cross-border and domestic money transmission, foreign exchange and payment services, that vary in the markets where we operate,” “Our Payments business is subject to anti-money laundering and counter-

terrorist financing laws or regulations,” and “Our Payments business is subject to consumer protection laws and regulations”;

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

•	changes to our use of advertising on our websites and mobile platforms;

•	the costs and results of litigation or regulatory actions that involve us;

•	business disruptions, costs and future events related to the unsolicited non-binding proposal and director nominations made by Icahn Enterprises L.P. and the pending proxy contest;

•	technical difficulties or service interruptions involving our websites;

•	disruptions to services provided to us or our users by third parties;

•	our ability to manage the transaction loss rate in our Marketplaces, Payments and Enterprise businesses;

•	our ability to manage funding costs, credit risk and interest-rate risk associated with our Bill Me Later business;

•	our ability to successfully and cost-effectively integrate and manage businesses that we acquire;

•	the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our businesses, operations and infrastructure;

•	our ability to comply with the requirements of entities whose services are required for our operations, such as payment card networks and banks;

•	the cost and availability of traditional and online advertising, and the success of our brand building and marketing campaigns;

•	our ability to attract new personnel in a timely and effective manner and to retain key employees;

•	the continued healthy operation of our technology suppliers and other commercial counterparties;

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

The growth of Internet users is slowing in many countries where we have a significant presence. As our growth rates in established markets slow, we will increasingly need to focus on keeping existing Marketplaces users (especially our top buyers and sellers) and PayPal account holders (especially in our merchant services business) active and increasing their activity level on our websites and mobile platforms in order to continue to grow those businesses. The growth of Internet users is accelerating in some countries and regions where we do not have a significant presence (e.g., Brazil/Latin America, Russia, China and certain other countries in which we do not have a meaningful (or, in some cases, any) domestic business). If we are unable to establish our businesses and drive adoption of our services in such markets, our future growth would be negatively impacted. If users in such markets exhibit different behaviors than those from our more developed markets, we might see fewer interactions, lower levels of engagement, lower conversion, and/or lower values of each interaction or conversion, and our businesses could be harmed.

Mobile commerce and mobile payments represent an increasingly important part of our businesses. Our users who have joined, and/or primarily interact with, us through mobile devices may exhibit different behaviors than our more traditional Internet ecommerce and payments users. If this results in fewer interactions, lower levels of engagement, lower conversion, and/or lower values of each interaction or conversion, our businesses could be harmed.

Our Payments business continues to face increased competitive pressure, including from relatively new competitors and large Internet companies.  In particular, user sophistication and technological advances have increased expectations around the user experience for online and mobile payments, including speed of response and ease of use for both merchants and consumers.  If we are unable to continue to adapt our services in ways that improve the user experience and increase user engagement, our growth in revenue and global active accounts may be negatively impacted, which could harm our business.

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

Our Marketplaces, Payments and Enterprise businesses are dependent on consumer purchases, and our Enterprise business is also impacted by the offline businesses of our Enterprise clients. The economic downturn resulted in reduced buyer demand and reduced selling prices, and the slow recovery and potential impact of a shutdown of the U.S. government, a failure to raise the “debt ceiling”, or automatic sequesters, as well as the impact of the sovereign debt crisis and resulting austerity measures in Europe, may reduce the volume and prices of purchases on our Marketplaces platforms, the volume and prices of transactions paid for using our Payment services and the online and offline businesses of our Enterprise clients, any of which would adversely affect our business. These macroeconomic factors could also have a negative and adverse impact on companies with which we do business, which in turn could have a further adverse effect on our business.

We are exposed to fluctuations in foreign currency exchange rates and interest rates.

Because we generate the majority of our revenues outside the U.S. but report our financial results in U.S. dollars, our financial results may be impacted by fluctuations in foreign currency exchange rates. In connection with its multi-currency service, PayPal fixes exchange rates twice per day, and may face financial exposure if it incorrectly fixes the exchange rate or if exposure reports are delayed. Given that PayPal also holds some corporate and customer funds in non-U.S. currencies, its financial results are affected by the translation of these non-U.S. currencies into U.S. dollars. In addition, the results of operations of many of our internationally focused websites are exposed to foreign currency exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions will result in increased revenues, operating expenses and net income. Similarly, if the U.S. dollar strengthens against foreign currencies, our translation of foreign currency denominated transactions will result in lower net revenues, operating expenses and net income.

For the year ended December 31, 2013, foreign currency movements relative to the U.S. dollar positively impacted our net revenues of $16.0 billion by more than $24 million (net of a negative impact from hedging activities included in PayPal's net revenue of approximately $4 million) compared to the prior year. As foreign currency exchange rates vary relative to the U.S. dollar, net revenues and other operating results, when translated, may differ materially from expectations. In particular, to the extent the U.S. dollar strengthens against the Euro, British pound, Korean won, Australian dollar, or Canadian dollar, our foreign revenues and profits will be reduced as a result of these translation adjustments. While from time to time we enter into transactions to hedge portions of our foreign currency translation exposure, it is impossible to predict or completely eliminate the effects of this exposure. Fluctuations in foreign currency exchange rates could significantly impact our financial results, which may result in an impact on the price of our stock.

In addition, we face exposure to fluctuations in interest rates. Relatively low interest rates have continued to limit our investment income, including income we earn on PayPal customer balances. In addition, we may incur additional indebtedness in the future, including through public or private offerings of debt securities, or through the credit markets. A rise in interest rates would increase the cost of such indebtedness in the future. Fluctuations in interest rates that limit our investment income and/or increase the cost of future indebtedness could adversely affect our financial results.

Bill Me Later's operations depend on lending services provided by unaffiliated lenders.

In November 2008, we acquired Bill Me Later, a company that facilitates credit services offered by unaffiliated banks. Bill Me Later is neither a chartered financial institution nor is it licensed to make loans in any state. Accordingly, Bill Me Later must rely on a bank or licensed lender to issue the Bill Me Later credit products and extend credit to consumers to offer the Bill Me Later service. Currently, when a consumer makes a purchase using a Bill Me Later credit product, a chartered financial institution extends credit to the consumer, funds the extension of credit at the point of sale and advances funds to the merchant. We subsequently purchase and retain most of the consumer receivables related to the consumer loans made by the chartered financial institution and, as a result of the purchase, bear most of the risk of loss in the event of loan defaults. Although the chartered financial institution continues to own each of the customer accounts, we own most of the related consumer receivables and Bill Me Later is also responsible for servicing functions related to the customer account.

In September 2010, WebBank became the issuer of the Bill Me Later credit products. In August 2013, Comenity Capital Bank became an issuer of the Bill Me Later credit products, and WebBank transferred most of the customer accounts that it owned to Comenity Capital Bank.  As part of this arrangement, we sell Comenity Capital Bank a participation interest in the entire pool of consumer receivables outstanding under the customer accounts that it originates. In addition, WebBank will continue to originate loans on those accounts that it retained.   Bill Me Later also has put in place an arrangement with WebBank whereby WebBank has agreed to resume ownership of (and resume lending with respect to) all customer accounts in the event of a termination or interruption in Comenity Capital Bank’s ability to lend. However, if such a termination or interruption occurs with little or no advance notice, the origination of new transactions under the Bill Me Later program will not be possible until the new arrangement is implemented, which could materially and adversely affect Bill Me Later’s business.  Both Comenity Capital Bank and WebBank are industrial banks chartered by the State of Utah. Any termination or interruption of WebBank's or Comenity Capital Bank’s ability to lend could result in the inability to originate any new transactions under the Bill Me Later program, which would require us either to reach a similar arrangement with another chartered financial institution, which, if possible at all, may not be available on favorable terms, or to obtain our own bank charter, which would be a time-consuming and costly process and would subject us to a number of additional laws and regulations, compliance with which would be burdensome.

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

Following the transfer, the Utah Court allowed plaintiffs the opportunity to amend the complaint and plaintiffs filed an amended complaint in February 2012. We and WebBank filed a motion to dismiss all claims in the amended complaint in March 2012. A hearing on the motion was held by the court in September 2012 and the matter is still before the Court. We believe that plaintiffs' allegations are without merit and intend to defend ourselves vigorously. However, this area of law is uncertain and if the lawsuit is successful, Bill Me Later may be required to change its methods of operations, pay very substantial damages and reduce some of its charges and fees, which would adversely affect our business.

Our Payments business is subject to a number of laws and regulations, including those governing banking, cross-border and domestic money transmission, foreign exchange and payment services, that vary in the markets where we operate.

Our Payments business is subject to various laws and regulations in the U.S. and other countries where it operates, including those governing banking, cross-border and domestic money transmission, foreign exchange and payment services, such as payment processing and settlement services. The legal and regulatory requirements that apply to our Payments business vary in the markets where we operate and have increased over time as the geographical scope and complexity of our business and products have expanded. While our Payments business has a compliance program focused on compliance with applicable laws and regulations and has significantly increased the resources of that program in the last several years, there can be no assurance that we will not be subject to fines or other enforcement actions in one or more jurisdictions or be required to make changes to our business practices or compliance programs to comply in the future. Any new laws and regulations (or changes to, or expansion of, the interpretation or application of existing laws and regulations) applicable to our Payments business could subject us to additional laws and regulations, additional licensure requirements and increased regulatory scrutiny, which could force us to change our business practices or limit our ability to grow our business. Costs associated with fines, enforcement actions, changes in compliance requirements or limits on our ability to grow our business, could have an adverse effect on our financial results and harm our Payments business.

While PayPal currently allows its customers with credit cards to send payments from approximately 193 markets, PayPal only allows customers in 110 of those markets (including the U.S.) to receive payments, in some cases with significant restrictions on the manner in which customers can withdraw funds. These limitations may affect PayPal's ability to grow in these markets. Of the markets whose residents can use the PayPal service, 32 (28 countries plus four French overseas departments) are members of the European Union, or EU. Since 2007, PayPal has provided localized versions of its service to customers in the EU through PayPal (Europe) S.à r.l. et Cie, SCA, a wholly-owned subsidiary of PayPal that is licensed and subject to regulation as a bank in Luxembourg by the Commission de Surveillance du Secteur Financier (CSSF). Accordingly, PayPal (Europe) is subject to significant fines or other enforcement action if it violates the disclosure, reporting, anti-money laundering, capitalization, funds management, corporate governance, information security, sanctions or other requirements imposed on Luxembourg banks. Any fines or other enforcement actions imposed by the Luxembourg regulator could adversely affect PayPal's business. PayPal (Europe) implements its localized services in EU countries through a “passport” notification process through the Luxembourg regulator to regulators in other EU member states pursuant to EU Directives, and has completed the “passport” notification process in all EU member countries other than Croatia. The regulators in these countries could notify PayPal (Europe) of local consumer protection laws that apply to its business, in addition to Luxembourg consumer protection law, and could also seek to persuade the Luxembourg regulator to order PayPal (Europe) to conduct its activities in the local country through a branch office. These or similar actions by these regulators could increase the cost of, or delay, PayPal's plans for expanding its business in EU countries. In addition, national interpretations of regulations implementing the EU Payment Services Directive, which established a new regulatory regime for payment services providers in 2009, may be inconsistent, which could make compliance more costly and operationally difficult to manage. The European Commission has proposed revisions to the Payments Services Directive, which could further make compliance more costly and operationally difficult to manage.

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

To date, PayPal has obtained licenses to operate as a money transmitter (or its equivalent), in 47 U.S. states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. PayPal is also licensed as an escrow agent in one U.S. state. The two remaining U.S. states where PayPal has not applied for a license do not currently regulate money transmitters. Braintree's subsidiary Venmo provides its peer-to-peer payment service as an agent of an unaffiliated money transmitter, PreCash, but Venmo is also licensed as a money transmitter in California, has applied for a license in Hawaii, and may need to obtain additional state licenses. As licensed money transmitters, PayPal and Venmo are subject to restrictions on its investment of customer funds, reporting requirements, bonding requirements, and inspection by state regulatory agencies. If PayPal or Venmo were found to be in violation of money services laws or regulations, PayPal or Venmo could be subject to liability and/or additional restrictions, forced to cease doing business with residents of certain states, forced to change its business practices, or required to obtain additional licenses or regulatory approvals that could impose a substantial cost on PayPal or Venmo. Any change to PayPal's business practices that makes the service less attractive to customers or prohibits its use by residents of a particular jurisdiction could also decrease the velocity of trade on eBay and websites operated by Enterprise clients that accept PayPal as a form of payment, which would further harm our business.

In 2012, PayPal's California regulator, the Division of Financial Institutions under the California Department of Business Oversight, notified PayPal that PayPal's practice of holding the funds underlying U.S. customer balances as an agent on behalf of its customers, rather than as owner of those funds, meant that PayPal could not treat those funds as liquid assets for purposes of the liquidity rules applicable to California money transmitter licensees.  Based on changes to our U.S. PayPal user agreement effective November 2012, PayPal began holding U.S. customer balances as direct claims against PayPal, rather than as an agent or custodian on behalf of such PayPal customers. As a result, effective November 2012, all U.S. PayPal customer balances, which were previously reported as off-balance sheet, have been reflected as assets in our consolidated balance sheet under "Funds receivable and customer accounts," with an associated liability under "Funds payable and amounts due to customers." In addition, this change disqualified the customer balances from pass-through FDIC insurance and resulted in U.S. PayPal customers becoming general creditors of PayPal with respect to such customer balances. This change could also result in decreased revenue to PayPal as it has shifted some of the funds from interest-bearing bank deposit accounts to government securities that could bear lower interest rates.

In markets other than the U.S., the EU, Australia, Canada, Brazil, and Russia, PayPal serves its customers through PayPal Pte. Ltd., a wholly-owned subsidiary of PayPal that is based in Singapore. PayPal Pte. Ltd. is supervised in Singapore as a holder of a stored value facility. As PayPal Pte. Ltd. is supervised as a holder of a stored value facility, and does not hold a remittance license, PayPal Pte. Ltd. is not able to offer remittance payments (including donations to charities) in Singapore, and can only offer payments for the purchase of goods and services.

In many of the markets (other than Singapore) served by PayPal Pte. Ltd., it is not clear whether PayPal's Singapore-based service is subject only to Singaporean law or, if it is subject to local laws, whether such local laws would require a payment processor like PayPal to be licensed as a bank or financial institution or otherwise. In such markets, PayPal may rely on partnerships with local banks to process payments and conduct foreign exchange in local currency. Local regulators, who do not have direct jurisdiction over Singapore-based PayPal Pte. Ltd., may use their local regulatory power to slow or halt payments to local merchants conducted through PayPal's local banking partner. Such regulatory actions impacting local banking partner arrangements could impose substantial costs and involve considerable delay to the provision or development of PayPal services in a given market, or could prevent PayPal from providing any services in a given market. For example, in January 2010, the Reserve Bank of India directed the Indian affiliate of PayPal's processing bank to suspend withdrawals to the Indian bank accounts of PayPal customers for both personal and business customers for a period of time. As a result, PayPal ended personal non-commercial payments to and from Indian accounts and the ability of Indian sellers to spend payments they received, and also stopped offering certain commercial payments between Indian buyers and Indian sellers. In November 2010, the Reserve Bank of India issued guidelines to Indian banks on the requirements for processing export-related transactions for online payment gateway service providers such as PayPal, including a limitation on the amount of individual transactions to no more than $500 (subsequently increased to $3,000 in October 2011 and to $10,000 in June 2013). The Reserve Bank has also approved an application by PayPal's processing bank in India which would permit PayPal to process domestic Indian transactions, subject to the domestic payment intermediary directions issued by the Reserve Bank and other conditions. The Reserve Bank may again impose a suspension if it is not satisfied with PayPal's and its partner bank's actions to comply with these guidelines. In the event of any non-compliance, PayPal could be subject to fines from the Reserve Bank, and PayPal's prospects for future business in India, both cross-border and domestic, could be materially and adversely affected. In Taiwan, changes to foreign exchange regulations have required PayPal to change its processes in order to continue offering Taiwanese merchants the ability to receive payments in non-Taiwanese currency and withdraw those payments to their Taiwanese bank in Taiwanese currency. As a result, PayPal has set up a subsidiary in Taiwan to apply for Taiwanese certification, which would enable PayPal to declare foreign exchange transactions on behalf of Taiwanese merchants.

Even if PayPal is not currently required to be licensed in some jurisdictions, future localization or targeted marketing of PayPal's service or expansion of the financial products offered by PayPal in those countries (whether alone or through a commercial alliance, joint venture or an acquisition) could subject PayPal to additional licensure requirements, laws and regulations and increased regulatory scrutiny. Even if PayPal does not expand its services in the countries it currently serves, changes in the laws of those countries could also require us to obtain new licenses or submit new registrations. For example, PayPal has applied for and received a license in the Canadian province of Quebec, has begun the process of acquiring a license in Brazil and expects that new laws or regulations may require license applications in the near future in Turkey, China and Hong Kong. There can be no assurance that PayPal will be able to obtain any such licenses. Even if PayPal were able to obtain such licenses, there are substantial costs and potential product changes involved in maintaining such licenses, and PayPal would be subject to fines or other enforcement action if it violates disclosure, reporting, anti-money laundering, capitalization, corporate governance or other requirements of such licenses. These factors could impose substantial additional costs and involve considerable delay to the development or provision of PayPal's products in certain countries. Delay or failure to receive such a license or regulatory approval could require PayPal to change its business practices or features in ways that would adversely affect PayPal's expansion plans or force PayPal to suspend providing products and services to customers in one or more countries.

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

Our Payments business is subject to anti-money laundering and counter-terrorist financing laws and regulations.

Our Payments business is also subject to various anti-money laundering and counter-terrorist financing laws and regulations around the world that prohibit, among other things, its involvement in transferring the proceeds of criminal activities. PayPal is focused on compliance with these laws and regulations and has programs designed to comply with new and existing anti-money laundering and counter-terrorist financing legal and regulatory requirements. However, any errors, failures or delays in complying with federal, state or foreign anti-money laundering and counter-terrorist financing laws and regulations could result in significant criminal and civil lawsuits, penalties, forfeiture of significant assets or other enforcement actions. Any new anti-money laundering and counter-terrorist financing laws and regulations (or changes to, or expansion of, the interpretation or application of existing laws and regulations) applicable to our Payments business could subject us to additional laws and regulations, additional licensure requirements and increased regulatory scrutiny, which could force us to change our business practices or limit our ability to grow our business. Costs associated with fines or enforcement actions, changes in our compliance requirements or limitations on our ability to grow our business, could have an adverse effect on our financial results and harm our Payments business.

In the U.S., PayPal is subject to regulations that require it to report, within required timeframes, suspicious activities involving transactions of $2,000 or more, and may be required to obtain and keep more detailed records on the senders and recipients in certain transfers of $3,000 or more. In addition, regulations governing prepaid access programs, which took full effect in March 2012, require PayPal to take additional steps to verify the identity of customers who pre-fund a PayPal balance.

U.S. regulators have increased their scrutiny of compliance with these obligations. New and existing anti-money laundering and counter-terrorist financing regulations may require PayPal to further revise or expand its compliance program, including the procedures it uses to verify the identity of its customers and to monitor international and domestic transactions.

Several countries in which PayPal is regulated, including Australia, Japan, Luxembourg, and Singapore, have implemented new anti-money laundering and counter-terrorist financing laws and regulations, and PayPal has had to make changes to its compliance program in response. In November 2009, the Australian anti-money laundering and counter-terrorist financing regulator (AUSTRAC) accepted an enforceable undertaking from PayPal Australia pursuant to which PayPal Australia agreed, among other things, to appoint an independent auditor to assess PayPal Australia's anti-money laundering compliance policies and procedures and issue a report identifying any unremediated deficiencies accompanied by a plan by PayPal to remedy any such deficiencies. Pursuant to the remediation plan submitted by PayPal Australia and accepted by AUSTRAC, PayPal Australia was required to invest in significant improvements to its anti-money laundering and counter-terrorist financing systems, policies and operations. AUSTRAC formally notified PayPal of the completion of the enforceable undertaking in early 2013. As PayPal continues to localize its services in additional jurisdictions, it could be required to meet standards similar to or more burdensome than those in Australia. In June 2013, the Monetary Authority of Singapore (MAS) requested that PayPal submit a Global Anti-Money Laundering and Counter-Terrorist Financing Risk Assessment Report (Risk Report). After the submission of the Risk Report, the MAS requested that PayPal submit a Global Anti-Money Laundering and Counter-Terrorist Financing Risk Management Proposal (Proposal). PayPal must submit the Proposal by the end of March 2014. The MAS could require modifications to PayPal's existing compliance program as a condition of approving a Proposal. The European Commission has also announced a consultation process to consider revisions to the European Anti-Money Laundering Directive. These requirements, together with any new requirements or changes to existing requirements, could impose significant costs on PayPal, result in delays to planned product improvements, make it more difficult for new customers to join its network and reduce the attractiveness of its products.

Our Payments business is subject to consumer protection laws and regulations.

Our Payments business is subject to consumer protection laws and regulations in the U.S. and other countries in which it operates. PayPal is focused on compliance with these laws and regulations and has programs designed to comply with new and existing consumer protection requirements. However, any errors, failures or delays in complying with such consumer protection laws and regulations could result in significant criminal and civil lawsuits, penalties, forfeiture of significant assets or other enforcement actions. Any new consumer protection laws and regulations (or changes to, or expansion of, the interpretation or application of existing laws and regulations) applicable to our Payments business could subject us to additional laws and regulations, additional licensure requirements and increased regulatory scrutiny, which could force us to change our business practices or limit our ability to grow our business. Costs associated with fines or enforcement actions, changes in our compliance requirements or limitations on our ability to grow our business, could have an adverse effect on our financial results and harm our Payments business.

Although there have been no definitive interpretations to date, PayPal has taken actions as though its service is subject to the Electronic Fund Transfer Act and Regulation E of the U.S. Federal Reserve Board. Under such regulations, among other things, PayPal is required to provide advance disclosure of changes to its service, to follow specified error resolution procedures and to reimburse consumers for losses from certain transactions not authorized by the consumer. PayPal seeks to pass most of these losses on to the relevant merchants, but PayPal incurs losses if the merchant does not have sufficient funds in its PayPal account. Additionally, even technical violations of these laws can result in penalties of up to $1,000 for each non-compliant transaction or up to $500,000 per violation in any class action, and we could also be liable for plaintiffs' attorneys' fees. In the second quarter of 2010, two putative class-action lawsuits (Devinda Fernando and Vadim Tsigel v. PayPal, Inc. and Moises Zepeda v. PayPal, Inc.) were filed in the U.S. District Court for the Northern District of California. These lawsuits contain allegations related to violations of aspects of the Electronic Fund Transfer Act and Regulation E and violations of a previous settlement agreement related to Regulation E, and/or allege that PayPal improperly held users' funds or otherwise improperly limited users' accounts. These lawsuits seek damages as well as changes to PayPal's practices, among other remedies. A determination that there have been violations of the Electronic Fund Transfer Act, Regulation E or violations of other laws relating to PayPal's practices could expose PayPal to significant liability. A lawsuit that has been filed by a consumer association in Germany also addresses PayPal’s practices to hold users’ funds and aims at more transparency in the terms and conditions towards consumers as to when a user can expect PayPal to impose account limitations. Any changes to PayPal's practices resulting from these lawsuits could require PayPal to incur significant costs and to expend substantial resources, which could delay other planned product launches or improvements and further harm our business.

In January 2012, the Consumer Financial Protection Bureau (CFPB) finalized new rules under Regulation E, mandated by the Dodd-Frank Act, which requires PayPal, starting in late October 2013, to provide additional disclosures, error resolution rights and cancellation rights to U.S. consumers who make international remittance payments. These remittance transfer rule requirements could increase our costs of processing international payments and adversely affect our business. In January 2014, the CFPB proposed a regulation that would allow it to supervise all companies, including PayPal, that provide more than one million international money transfers per year. Under the proposal, CFPB examiners would be able to examine PayPal for compliance with the remittance transfer rule.

On August 7, 2013 and January 13, 2014, we received Civil Investigative Demands (CIDs) from the CFPB requesting that we provide testimony, produce documents and provide information relating primarily to the acquisition, management, and operation of the Bill Me Later business, including online credit products and services, advertising, loan origination, customer acquisition, servicing, debt collection, and complaints handling practices.  We are cooperating with the CFPB in connection with the CIDs.

Changes to payment card networks or bank fees, rules, or practices could harm our Payments business.

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

PayPal is also required to comply with payment card networks' special operating rules for payment service providers to merchants. PayPal and its payment card processors have implemented specific business processes for merchant customers in order to comply with these rules, but any failure to comply could result in fines, the amount of which would be within the payment card networks' discretion. PayPal also could be subject to fines from payment card networks if it fails to detect that merchants are engaging in activities that are illegal or that are considered “high risk,” primarily the sale of certain types of digital content. For “high risk” merchants, PayPal must either prevent such merchants from using PayPal or register such merchants with payment card networks and conduct additional monitoring with respect to such merchants. PayPal has incurred fines from its payment card processors relating to PayPal's failure to detect the use of its service by illegal or “high risk” merchants. The amount of these fines has not been material, but any additional fines in the future would likely be for larger amounts, could become material and could result in a termination of PayPal's ability to accept payment cards or changes in PayPal's process for registering new customers, which would significantly damage PayPal's business. PayPal's new retail point-

of-sale solution and PayPal Here product are also subject to payment card network operating rules, which may increase the costs of those products or otherwise negatively impact their deployment, particularly internationally.

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

We have received in the past, and we anticipate receiving in the future, communications alleging that certain items listed or sold through our services by our users infringe third-party copyrights, trademarks and trade names, or other intellectual property rights. See “Item 3: Legal Proceedings” below. There are over 40,000 rights owners in our verified rights owner (VeRO) program, and each rights owner has anywhere from one to several hundred brands. Although we have sought to work actively with the owners of intellectual property rights to eliminate listings offering infringing items on our websites and mobile platforms, some rights owners have expressed the view that our efforts are insufficient.

Allegations of infringement of intellectual property rights have resulted in threatened and actual litigation against us from time to time by rights owners, including litigation brought by luxury brand owners such as Tiffany & Co. in the U.S.; Rolex S.A. and Coty Prestige Lancaster Group GmbH in Germany; Louis Vuitton Malletier and Christian Dior Couture in France; and L'Oréal SA, Lancôme Parfums et Beauté & Cie and Laboratoire Garnier & Cie in several European countries. The plaintiffs in these cases seek, or sought, to hold eBay liable for alleged counterfeit items listed on our websites by third parties; for “tester” and other consumer products labeled in a manner to prevent resale and for unboxed and other allegedly nonconforming products in each case listed on our websites by third parties; for the alleged misuse of trademarks or copyrights in listings or otherwise on our websites and in connection with paid search advertisements; for alleged violations of selective distribution channel laws or parallel import laws for listings of authentic items; and for alleged non-compliance with consumer protection laws.

Plaintiffs in these and similar suits seek, among other remedies, injunctive relief and damages. Statutory damages for copyright or trademark violations could range up to $150,000 per copyright violation and $2,000,000 per trademark violation in the U.S., and may be even higher in other jurisdictions. These and similar suits may also force us to modify our business practices. For example, in June 2013, the German Federal Supreme Court partially confirmed a decision by the Hamburg Court of Appeal in a matter where we had been found liable to prevent infringing children's chairs from appearing on the site, and ruled that as a result of keyword advertising that linked to search result lists, we were required to increase efforts to ensure that those search results were free from infringing content upon initial notification of such content. This decision may require us to change our business practices in Germany in a manner that increases our costs and lowers our revenue. In addition, rights owners have aggressively sought to reduce the applicability of limitations to intellectual property rights such as copyright exhaustion and the first sale doctrine in cases such as Vernor v. Autodesk Inc. (Ninth Circuit Court of Appeals) and Wiley v. Kirtsaeng (U.S. Supreme Court). Although the U.S. Supreme Court's ruling in Wiley v. Kirtsaeng overturned the Second Circuit Court of Appeals' ruling and established that the first sale doctrine applies in the U.S. to products lawfully made outside the U.S., some rights owners oppose that reasoning and have expressed support for a legislative change to the U.S. Copyright Act. To the extent the scope or applicability of such doctrines is limited or narrowed, the supply of goods available for resale on our websites and mobile platforms may be adversely affected. In the aggregate, these and similar suits may force us to modify our business practices, which could lower our revenue, increase our costs or make our websites and mobile platforms less convenient to our customers or result in significant damage awards and injunctions, which could materially harm our business.

In addition to litigation from rights owners, we may be subject to regulatory, civil or criminal proceedings and penalties if governmental authorities believe we have aided and abetted in the sale of counterfeit goods. While we have had some early success in defending against such litigation, more recent cases have been based, at least in part, on different legal theories than those of earlier cases, and there is no guarantee that we will continue to be successful in defending against such litigation. Plaintiffs in recent cases have argued that we are not entitled to safe harbors under the Digital Millennium Copyright Act in the U.S. or as a hosting provider in the European Union under the Electronic Commerce Directive because of the alleged active nature of our involvement with our sellers, and that whether or not such safe harbors are available, we should be found liable because we supposedly have not adequately removed listings that are counterfeit or are authentic but allegedly violate trademark or copyright law or effectively suspended users who have created such listings. While we do not believe the European Court of Justice decision in the L'Oréal case (see “Item 3: Legal Proceedings” below) changes the standard for hosting immunity under the Electronic Commerce Directive, rights owners in European jurisdictions have asserted that our degree of participation in the transaction should cause us to be unable to take advantage of the hosting immunity exception. Final resolution of this issue has been left to the national courts of member countries in the European Union. We believe that the legal climate, especially in Europe, is becoming more adverse to our positions, which may require us to take actions which could lower our revenues, increase our costs, or make our websites and mobile platforms less convenient to our customers, which could materially harm our business. In certain emerging markets, the government may be less experienced in dealing with online or mobile commerce and/or hosting immunity protections may be more limited or not available at all. In addition, public perception that counterfeit or pirated items are commonplace on our websites, even if factually incorrect, would damage our reputation, lower the price our sellers receive for their items and damage our business.

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

We are subject to patent litigation.

We have repeatedly been sued for allegedly infringing other parties' patents. We are a defendant in a number of patent suits and have been notified of several other potential patent disputes. We expect that we will increasingly be subject to patent infringement claims involving various aspects of our Marketplaces, Payments and Enterprise segments as:

•	our products and services continue to expand in scope and complexity (e.g., our mobile, local, social and digital initiatives);

•	we expand into new businesses, including through acquisitions; and

•
the universe of patent owners who may claim that we, companies that we have acquired, or our customers (including PayPal merchants and Enterprise clients) infringe their patents and the aggregate number of patents controlled by such patent owners correspondingly increases.

Such claims may be brought directly against us, any of our companies and/or against our customers, including PayPal merchants and Enterprise clients, whom we may indemnify either because we are contractually obligated to do so or as a business matter. We believe that an increasing number of these claims against us and other technology companies have been, and continue to be, initiated by third parties whose sole or primary business is to assert such claims. In addition, we have seen significant patent disputes between operating companies in some technology industries (e.g., mobile telephony). Patent claims, whether meritorious or not, are time consuming and costly to defend and resolve, and could require us to make expensive changes in our methods of doing business, enter into costly royalty or licensing agreements, or cease conducting certain operations, which would harm our business.

Use of our services for illegal purposes could harm our business.

We may be unable to prevent our users from selling unlawful or stolen goods or unlawful services, or selling goods or services in an unlawful manner. As a result, we (including our employees and directors of our various entities) have been and may continue to be subject to allegations of civil or criminal liability for unlawful activities carried out by users through our services. In a number of circumstances, third parties, including government regulators and law enforcement officials, have alleged that our services aid and abet certain violations of certain laws, including anti-scalping laws with respect to the resale of tickets, laws regarding the sale of counterfeit items, laws restricting or prohibiting the transferability (and by extension, the resale) of digital goods (e.g., event tickets, books, music and software), the fencing of stolen goods, selective distribution channel laws, customs laws, distance selling laws and the sale of items outside of the U.S. that are regulated by U.S. export controls. For example:

•
In Turkey, local prosecutors and courts are investigating our liability for allegedly illegal actions by users of our Turkish Marketplaces business (GittiGidiyor). In accordance with local law and custom, they are considering indicting, and have in some cases already indicted, one or more members of the board of directors of our local Turkish subsidiary. We intend to defend vigorously against any such actions.

•
In August 2012, we were informed that U.S. listings of footwear with religious imagery were visible on our local Indian site and we immediately removed these listings. In September 2012, a criminal case was registered against us in India in regard to these listings, and we are challenging the prosecution of this case.

•
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

Although we have prohibited the listing of illegal and stolen goods and certain high-risk items and implemented other protective measures, we may be required to spend substantial resources to take additional protective measures or discontinue certain service offerings. In addition we may incur costs as a result of potential liability relating to the alleged or actual sale of unlawful goods or the unlawful sale of goods. Certain manufacturers and large retailers have sought new U.S. federal and state legislation regarding stolen goods that could limit our ability to allow sellers to use our sites without confirming the source of, and their legal rights to sell, the underlying goods. In addition, from time to time we have received significant media attention relating to the listing or sale of illegal goods and stolen goods using our services. This negative publicity could damage our reputation, diminish the value of our brand names and make users reluctant to use our products and services.

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

Any resulting claims could damage our reputation and any resulting liabilities, loss of transaction volume or increased costs could harm our business and our financial results.

If our Enterprise business is unable to migrate certain existing clients to its new suite of Commerce Technologies in a timely and cost-effective manner, it would be substantially harmed.

Our Enterprise business is in the process of migrating certain existing clients to its new suite of Commerce Technologies. This project is time consuming, could involve additional costs and involves significant technical risk. Previously planned migrations of certain clients to the new suite of Commerce Technologies have been delayed into 2014 and beyond. If client migrations to the new suite of Commerce Technologies continue to be delayed, the functionality of the new suite of Commerce Technologies is not accepted by existing Enterprise clients or prospective clients targeted by our Enterprise business, the new suite of Commerce Technologies contains an unacceptable amount of design flaws or does not perform or operate as expected, or our Enterprise business fails to meet client commitments and services level agreements, our Enterprise business could continue to be subject to substantial penalties under its agreements with its clients (including significant financial penalties and termination rights for its affected clients), its relationships with its clients and their respective businesses could continue to be substantially harmed, and additional Enterprise clients may seek to terminate their contracts with our Enterprise business early based on actual or proposed breach. In addition, our Enterprise business' new suite of Commerce Technologies provides for substantially more client control over certain platform functionality, such as promotions and marketing, operations and performance analytics. If our Enterprise business is unable to help clients understand, assess and address their internal preparedness needs for the new suite of Commerce Technologies, this could result in delays in deployment, client dissatisfaction due to lack of preparedness, degraded site performance, and additional support costs attributable to client-based issues. We believe that our Enterprise business' ability to secure new clients and retain current clients will be negatively impacted if it is unable to continue to roll out the new suite of Commerce Technologies in live client implementations. Any of these events or circumstances could materially and adversely affect our Enterprise business. Even if accomplished successfully, this migration project may cost more than expected or take longer than planned, which could harm our Enterprise business.

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

Furthermore, several court decisions arguably have narrowed the scope of the immunity provided to online service providers like us in the U.S. under the Communications Decency Act. For example, the Ninth Circuit has held that certain immunity provisions under the Communications Decency Act might not apply to the extent that a website owner materially contributes to the development of unlawful content on its website. As our websites add or change services, challenges to the applicability of these immunities can be expected to continue. In addition, the Paris Court of Appeal has ruled in the Louis Vuitton Malletier and Christian Dior Couture cases that applicable laws protecting passive Internet “hosts” from liability are inapplicable to eBay given that eBay actively promotes bidding on its sellers' listings and receives a commission on successful transactions, and is therefore a broker. The European Court of Justice decision in the L'Oréal case (see “Item 3: Legal Proceedings” below) gave broad discretion to national courts in Europe to determine if Internet hosting immunity applies to eBay. Accordingly, our potential liability to third parties for the user-provided content on our sites, particularly in jurisdictions outside the U.S. where laws governing Internet transactions are unsettled, may increase. If we become liable for information provided by our users and carried on our service in any jurisdiction in which we operate, we could be directly harmed and we may be forced to implement new measures to reduce our exposure to this liability, including expending substantial resources or discontinuing certain service offerings, which would negatively affect our financial results. The increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could require us to incur additional costs and harm our reputation and our business.

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

From time to time, we face inquiries from government regulators in various jurisdictions related to actions that we have taken that are designed to improve the security of transactions and the quality of the user experience on our websites and we may face similar inquiries from other government regulators in the future. For example, in 2008, the Australian Competition and Consumer Commission and the Reserve Bank of Australia reviewed our policies requiring sellers to offer PayPal as a payment alternative on most transactions on our localized Australian website and precluding sellers from imposing a surcharge or any other fee for accepting PayPal or other payment methods. From time to time, other regulators have requested information concerning PayPal's limitations of customer accounts. Similarly, from time to time Bill Me Later has received customer complaints that could result in investigations into Bill Me Later's business practices by state or federal regulators. As a result of the U.S. credit crisis, new laws and regulations have been, and are expected to be, adopted and implemented that impose additional obligations and restrictions on the provision of credit. On August 7, 2013 and January 13, 2014, we received Civil Investigative Demands (CIDs) from the Consumer Financial Protection Bureau (CFPB) requesting that we provide testimony, produce documents and provide information relating primarily to the acquisition, management, and operation of the Bill Me Later business, including online credit products and services, advertising, loan origination, customer acquisition, servicing, debt collection, and complaints handling practices.  We are cooperating with the CFPB in connection with the CIDs. We are likely to receive additional inquiries from regulatory agencies in the future, including under new or existing credit laws or regulations, relating to our business, products and services. We have responded to all inquiries from regulatory agencies by describing our current and planned antifraud efforts, customer support procedures, operating procedures and disclosures of the relevant business. If one or more of these agencies is not satisfied with our response to current or future inquiries, we could be subject to enforcement actions, fines or other penalties, or forced to change our operating practices in ways that could harm our business. One or more of these agencies also might take action against other companies with similar businesses which could force us to change our operating practices in ways that could harm our business.

We are subject to general litigation and regulatory disputes.

From time to time, we are involved in other disputes or regulatory inquiries that arise in the ordinary course of business. These disputes and inquiries include lawsuits by our users (individually or as class actions) alleging, among other things, improper credit and/or collection activities; improper disclosure of our prices, rules or policies; that our prices, rules, policies or customer/user agreements violate applicable law; that we have not acted in conformity with such prices, rules, policies or agreements; or violations of privacy laws and policies, including violations of the Telephone Consumer Protection Act, 47 U.S.C. section 227 et seq. (TCPA), as discussed in more detail under the captions “Changes in regulations, regulatory scrutiny, or user concerns regarding privacy and protection of user data could adversely affect our business,” and “Our Payments business is subject to consumer protection laws and regulations”. The number and significance of these disputes and inquiries continue to increase as our company has grown larger, our businesses have expanded in scope (e.g., our mobile, local, social and digital initiatives and our continuing geographical expansion) and our products and services have increased in complexity. We have in the past been forced to litigate such claims. We may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act, the Lanham Act and the Communications Decency Act are interpreted by the courts as our products and services to users continue to expand and as we expand geographically into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries such as ourselves are either unclear or less favorable, as discussed in more detail under the caption “New and existing regulations could harm our business”. As an increasing portion of our business shifts to mobile, we may be subject to additional laws and regulations, which may have significant penalties. In addition, we are also subject to federal, state, local and foreign laws of general applicability, including laws regulating working conditions.

Similar to several other technology companies, the U.S. Department of Justice (DOJ) and the State of California allege that we violated U.S. and California antitrust law by agreeing not to recruit employees from other technology companies.  We filed a motion to dismiss the cases asserted against us and, in September 2013, the U.S. District Court for the Northern District of California granted the motion to dismiss regarding the California asserted case but denied the motion to dismiss regarding the DOJ asserted case.   The State of California has filed an amended complaint, which we have moved to dismiss. These cases are currently stayed. We believe these allegations are without merit and intend to defend ourselves vigorously.   These claims and any other claims or regulatory actions against us, whether meritorious or not, could be time consuming, result in costly litigation, damage awards (including statutory damages for certain causes of action in certain jurisdictions), injunctive relief, or increased costs of doing business through adverse judgment or settlement, require us to change our business practices in expensive ways, require significant amounts of management time, result in the diversion of significant operational resources, or otherwise harm our business.

Changes to our programs to protect buyers and sellers could increase our costs and loss rate.

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

Over the last several years, we have enhanced the buyer and seller protections offered by PayPal in certain eBay marketplaces, and in certain countries for transactions outside of eBay marketplaces. In October 2013, PayPal launched and expanded its seller protection to eligible merchants in the Asia Pacific region. These changes to PayPal's buyer and seller protection program could result in future changes and fluctuations in our Payments transaction loss rate. For the year ended December 31, 2013, our Payments transaction losses (including both direct losses and buyer protection payouts) totaled $369 million, representing 0.21% of our net total payment volume, respectively. Beginning in 2009, we have also changed the dispute resolution process for transactions for buyers in the U.S., U.K. and Germany (on eBay.com, eBay.co.uk and eBay.de, respectively), as described in more detail above under the caption “Changes to our dispute resolution process could increase our costs and loss rate,” which could result in an increase in our combined eBay and PayPal transaction losses.

Beginning in 2009, we have transitioned buyers in the U.S., U.K. and Germany to a dispute resolution process, or resolutions, provided by eBay customer support, which now serves as the primary entry point for buyers in these countries if they are unable to resolve their disputes with eBay sellers. Among other things, the resolutions process provides that eBay will generally reimburse the buyer for the full amount of an item's purchase price (including original shipping costs) in cases where the item was not received or the item they received was different from that described in the listing and the seller does not provide adequate resolution to the buyer. eBay then attempts to recoup amounts paid to the buyer from the seller's PayPal accounts or through other collection methods. We have recently simplified the process for filing a resolutions case, which has resulted in a significant increase in the number of cases being opened. Our costs associated with resolutions have increased as a result of these changes to our resolutions policies and process, in part because eBay may not have the same level of rights of recoupment against sellers as PayPal, resulting in higher costs to operate the program. These changes, together with any additional changes that we may make to our resolutions process in the future, may be negatively received by, and lead to dissatisfaction on the part of, some of our sellers, and may also result in an increase in buyer fraud and associated transaction losses. Increased costs, loss rates or liabilities resulting from eBay and/or PayPal’s current buyer and seller protection programs, or changes to such buyer and seller protection programs, could have an adverse effect on our business and financial results.

Failure to deal effectively with fraud, bad transactions and negative customer experiences would increase our loss rate and harm our business.

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

In addition, in the event of the bankruptcy or other business interruption of a merchant that sells goods or services in advance of the date of their delivery or use (e.g., airline, cruise or concert tickets, custom-made goods and subscriptions), eBay and/or PayPal could be liable to the buyers of such goods or services, either through its buyer protection program or through chargebacks on payment cards used by customers to fund their payment through PayPal. While we have established reserves based on assumptions and estimates that we believe are reasonable to cover such eventualities, these reserves may be insufficient.

From time to time, we have considered more active mechanisms designed to combat bad buyer experiences and increase buyer satisfaction, including evaluating sellers on the basis of their transaction history and restricting or suspending their activity as a result. For example, in the U.S., the U.K. and Canada, we may request that PayPal hold seller funds in certain instances (e.g., for sellers with a limited selling history or below-standard performance ratings), which is intended to help improve seller performance and increase buyer satisfaction. We may expand the scope of such programs in the future and introduce other programs with similar aims in these and other countries. Our increased usage of these or other mechanisms to attempt to improve buyer satisfaction could result in dissatisfaction on the part of sellers, loss of share to competing marketplaces, reduced selection of inventory on our sites, increased loss rates and other adverse effects.

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

The interpretation and application of specific national or regional laws, such as those related to intellectual property rights of authentic products, selective distribution networks, and sellers in other countries listing items on the Internet, and the potential interpretation and application of laws of multiple jurisdictions (e.g., the jurisdiction of the buyer, the seller, and/or the location of the item being sold) are extremely complicated in the context of cross-border trade. Some of these issues are involved in the L'Oréal and Louis Vuitton Malletier cases (see “Item 3: Legal Proceedings” below). The interpretation and/or application of such laws could impose restrictions on, or increase the costs of, purchasing, selling, shipping or returning goods across national borders.

In addition, our cross-border trade is also subject to, and may be impacted by, currency exchange rate fluctuations. To the extent the U.S. dollar strengthens against the Euro, the British pound, the Australian dollar or other currencies, cross-border trade related to purchases of dollar-denominated goods (or goods from those Asia-Pacific countries whose currencies tend to follow the dollar) by non-U.S. purchasers will likely decrease, and that decrease will likely not be offset by a corresponding increase in cross-border trade involving purchases by U.S. buyers of goods denominated in other currencies. Even if cross-border trade is not reduced, if more sellers who accept PayPal begin to offer their goods or services in multiple currencies, and to arrange for withdrawal of balances to local bank accounts in multiple countries, this could reduce PayPal's revenues from foreign exchange fees.

In addition to the risks above, any other factors that increase the costs of purchasing, selling, shipping or returning goods across national borders or restrict, delay or make cross-border trade more difficult or impractical, including fluctuations in currency exchange rates, currency restrictions, increases in postal or delivery service rates, postal or delivery service terminations, disruptions or interruptions, changes in the business practices of the card networks or participating banks concerning dynamic currency conversion, import or export control laws, the application of (or increases in) tariffs, duties or other taxes on imports or exports, customs enforcement, including delays at the border attributable to customs inspections, enforcement of international intellectual property rights by rights holders or court rulings, or that otherwise result in a net reduction in cross-border trade on our websites and mobile platforms would lower our revenues and profits and adversely affect our business. As part of our ongoing efforts to drive more transactions and improve seller efficiency and buyer experience and trust, we are evaluating opportunities to become more actively involved in different aspects of cross-border transactions, which could potentially expose us to additional liability based upon the nature of our involvement in aspects of such transactions and/or the actions of our users in one or more countries.

Our business is subject to online security risks, including security breaches.

Our businesses involve the storage and transmission of users' proprietary information. In addition, a significant number of our users authorize us to bill their payment card accounts directly for all transaction and other fees charged by us. For example, PayPal's users routinely provide payment card and other financial information, and Enterprise customers routinely provide payment card information and other personally identifiable information which we maintain to facilitate the ease of future transactions. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication to effectively secure transmission of confidential information, including customer payment card numbers, however, such technology may not be sufficient to protect the transmission of our confidential information. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in the technology used by us to protect transaction data being breached or compromised.

An increasing number of websites, including those owned by several other large Internet and offline companies, have disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on portions of their websites or infrastructure. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Data security breaches may also result from non-technical means, for example, actions by a suborned employee. Our servers are also vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, and we have experienced “denial-of-service” type attacks on our system that have, in certain instances, made all or portions of our websites unavailable for periods of time. For example, in December 2010, PayPal was subject to a series of distributed “denial of service” attacks following PayPal's decision to indefinitely restrict the account used by WikiLeaks due to an alleged violation of PayPal's Acceptable Use Policy. A party that is able to circumvent our security measures could misappropriate our or our users' proprietary information, cause interruption in our operations, damage our computers or those of our users, or otherwise damage our reputation. In addition, our users, as well as those of other prominent Internet companies, have been and will continue to be targeted by parties using fraudulent “spoof” and “phishing” emails to misappropriate user names, passwords, payment card numbers, or other personal information or to introduce viruses or other malware through “trojan horse” programs to our users' computers. These emails appear to be legitimate emails sent by eBay, PayPal, StubHub, one of our other businesses, a user of one of our businesses, or an Enterprise client, but direct recipients to fake websites operated by the sender of the email or request that the recipient send a password or other confidential information through email or download malware. Despite our efforts to mitigate “spoof” and “phishing” emails through product improvements and user education, “spoof” and “phishing” activities remain a serious problem.

If an actual or perceived breach of our security occurs, public perception of the effectiveness of our security measures could be harmed resulting in damage to our reputation and we could lose users. Also any compromise of our security could result in a violation of applicable privacy and other laws, and expose us to significant legal and financial exposure . Enterprise clients also face similar risks of security breaches, and to the extent that such clients are harmed as a result of a security breach, our Enterprise business would also be adversely affected. In addition, under payment card rules and our contracts with our card processors, if there is a breach of payment card information that we store, or that is stored by PayPal's direct payment card processing customers, we could be liable to the payment card issuing banks for their cost of issuing new cards and related expenses If we were unable to accept payment cards, our businesses would be seriously damaged. Further, we may need to expend significant resources to protect against security breaches or to address problems caused by breaches. These issues are likely to become more difficult and costly as we expand the number of places where we operate. Financial services regulators in various jurisdictions, including the U.S. and the EU, have implemented or are considering proposals to impose new authentication requirements on banks and payment processors intended to reduce online fraud (e.g., two-factor authentication to verify a user's identity), which could impose significant costs on PayPal, require PayPal to change its business practices, make it more difficult for new customers to join its network and reduce the ease of use of its products, which could harm PayPal's business. Our insurance policies carry low coverage limits, which may not be adequate to reimburse us for losses caused by security breaches.

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

•
the legislative and regulatory environment around mobile data collection continues to evolve. Legislators and regulators in various jurisdictions are increasingly focusing on the capture and use of location-based information relating to users of mobile devices.  Any legislation or regulations restricting or limiting the collection or use of mobile data (including the type of information that may be collected from mobile devices and/or how such information may be collected and used) could, if enacted, prohibit the use of certain technologies, including those that track individuals' activities on the Internet or geolocation via mobile devices, and/or restrict or limit our ability to collect and use page viewing data and personal information, which may reduce demand for our services or require changes to our current business models, such as advertising, which could harm our business. Any failure, or perceived failure, by us to comply with new mobile regulatory requirements or orders or other federal, state or international privacy or consumer protection-related laws and regulations pertaining to mobile data collection or mobile devices could result in proceedings or actions against us by governmental entities or others (e.g., class action privacy litigation), subject us to significant penalties and negative publicity, require us to change our business practices, increase our costs and adversely affect our business.

In addition, even technical violations of certain privacy-related laws can result in significant penalties, including statutory damages. The Federal Communications Commission amended its regulations effective July 2012 under the TCPA, and has promulgated additional amendments, effective October 2013, which could increase our exposure to liability for certain types of telephonic communication with customers, including but not limited to text messages to mobile phones. Under the TCPA, plaintiffs may seek actual monetary loss or statutory damages of $500 per violation, whichever is greater, and courts may treble the damage award for willful or knowing violations. Two putative class-action lawsuits have been filed containing allegations that our businesses violated the TCPA. Roberts v. PayPal (filed in the U.S. District Court for the Northern District of California in February 2012) contains allegations that commercial advertisements for PayPal products and services were sent via text message to mobile phones without prior consent. In May 2013, the Court granted PayPal's motion for summary judgment challenging the viability of plaintiff's individual claim on grounds that plaintiff consented to receive the text message and entered judgment in favor of PayPal. Plaintiff has filed an appeal of this judgment. Murray v. Bill Me Later (filed in the U.S. District Court for the Northern District of Illinois in June 2012) contains allegations that Bill Me Later made calls featuring artificial or prerecorded voices without prior consent. These lawsuits, and other private lawsuits not currently alleged as class actions, seek damages (including statutory damages) and injunctive relief, among other remedies. Given the enormous number of communications we send to our users, a determination that there have been violations of laws relating to PayPal's or Bill Me Later's practices (or those of any of our other companies) under the TCPA or other communications-based statutes could expose us to significant damage awards that could, individually or in the aggregate, materially harm our business.

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

The Bill Me Later service relies on third-party merchant processors and payment gateways to process transactions. For the year ended December 31, 2013 approximately 59% of all transaction volume by dollar amount through the Bill Me Later service was settled through the facilities of a single vendor. Any disruption to these third party payment processing and gateway services would adversely affect the Bill Me Later service.

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

Over the past several years, the volume of credit extended by the financial institutions issuing the Bill Me Later credit products has increased as we have continued to enable qualified buyers with a PayPal account to use Bill Me Later as a payment funding option for transactions on eBay.com and on certain merchant websites that accept PayPal. We purchase the receivables relating to these consumer loans extended by the issuing banks, and therefore bear the risk of loss in the event of loan defaults. Like other businesses with significant exposure to losses from consumer credit, the Bill Me Later service faces the risk that account holders will default on their payment obligations with respect to the consumer loans, making the receivables uncollectible and creating the risk of potential charge-offs. The rate at which receivables were charged off as uncollectible, or the net charge-off rate, was approximately 5.67% for the year ended December 31, 2013. The nonpayment rate among Bill Me Later users may increase due to, among other things, changes to underwriting standards by Bill Me Later and the financial institutions issuing the Bill Me Later credit products, worsening economic conditions, such as a recession or greater austerity in the U.S., and high unemployment rates. Consumers who miss payments on their obligations often fail to repay them, and consumers who file for protection under the bankruptcy laws generally do not repay their credit.

PayPal has also begun a pilot program, working with WebBank, for WebBank to offer working capital financing to selected sellers in the U.S., and for PayPal to purchase the related receivables. This program is still in the pilot phase; however, if expanded, it would present risks similar to those discussed above associated with the Bill Me Later service.

We purchase receivables related to Bill Me Later accounts through borrowings and domestic and international cash resources. If we are unable to fund our purchase of receivables related to the Bill Me Later business adequately or in a cost-effective manner, the growth and profitability of this business would be significantly and adversely affected.

Additionally, in providing the Bill Me Later service and other similar programs in the future, we face other risks similar to those faced by PayPal described elsewhere in these Risk Factors, including under the captions “Government inquiries may lead to charges or penalties,” “Our Payments business is subject to a number of laws and regulations, including those governing banking, money transmission, and payment services that vary in the markets where we operate,” and “Our Payments business is subject to consumer protection laws and regulations.”

Our revenue from advertising is subject to factors beyond our control.

We derive significant revenue from advertising on our websites and applications. Revenues from online advertising are sensitive to events and trends that affect advertising expenditures, such as general changes in the economy and changes in consumer spending, the effectiveness of online advertising versus offline advertising media and the value our websites provide to advertisers relative to other websites. The economic downturn adversely impacted our advertising revenue. In addition, major search engine operators (e.g., Google) have the ability to change from time to time, at their sole discretion, the rules and search algorithms governing the pricing, availability and placement of online advertising, and do so periodically. For example, changes by Google since October 2012 have significantly reduced the amount of traffic our Marketplaces business receives from free search on Google. Any further changes in these rules or search algorithms could materially reduce the value that we derive from online advertising on our websites, either directly or indirectly. For example, retailers pay a fee to us for online shoppers directed to their websites by the eBay Commerce Network, which consists of the Shopping.com websites and their distribution network. Rule changes made by search engines beginning in 2008 disrupted traffic to our Shopping.com websites, which in turn adversely affected click-through traffic to retailers from our Shopping.com websites and associated fee revenue. In addition, legislators and regulators in various jurisdictions, including the U.S. and the European Union, are reviewing Internet advertising models and the use of user-related data, including location-based information relating to users of mobile devices, and are considering proposals that could restrict or otherwise impact these business models and practices. If we experience a reduction in our advertising revenues due to economic, competitive, regulatory, technological or other factors, the renegotiation of our contracts with major advertising companies on unfavorable terms, or a reduction in our ability to effectively place advertisements on our websites, or are otherwise unable to provide value to our advertisers, our business and financial results would suffer.

Our growth will depend on our ability to develop our brands, and these efforts may be costly.

We believe that continuing to strengthen our brands will be critical to achieving widespread acceptance of our services, and will require a continued focus on active marketing efforts across all of our brands. We will need to continue to spend substantial amounts of money on, and devote substantial resources to, advertising, marketing, and other efforts to create and maintain brand loyalty among users. Since 2005, we have significantly increased the number of brands we are supporting, adding our classified websites (including Den Blå Avis, BilBasen, eBay Classifieds (including eBay Anuncios, eBay Kleinanzeigen and eBay Annunci), GittiGidiyor, Gumtree, Kijiji, LoQUo, Marktplaats.nl, mobile.de, alaMaula and 2dehands.be), StubHub, Bill Me Later, Gmarket, Milo, WHERE, RedLaser, Enterprise and eBay Now, among others. Each of these brands requires its own resources, increasing the costs of our branding efforts. Brand promotion activities may not yield increased revenues, and even if they do, any increased revenues may not offset the expenses incurred in building our brands. Also, major search engine operators that we use to advertise our brands have frequently changing rules that govern the pricing, availability and placement of online advertisements (e.g., paid search, keywords), and changes to these rules could require us to increase our spending on online advertisements and adversely affect our ability to use online advertising to promote our brands in a cost-effective manner. If we fail to promote and maintain our brands, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brands, our business and financial results would suffer.

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

Following the global financial crisis, U.S. federal lawmakers enacted the Dodd-Frank Act overhauling the federal government's oversight of consumer financial products and systemic risk in the U.S. financial system.  Although the full effect of the new legislation will be dependent on regulations to be adopted by a number of different agencies (including the Consumer Financial Protection Bureau), we expect the general effect of the financial reform law will be to require PayPal and Bill Me Later to make additional disclosures to their users and to impose new restrictions on certain of their activities.  For example, in January 2012, the Consumer Financial Protection Bureau finalized new regulations, required by the Dodd-Frank Act that required PayPal, starting in late October 2013, to provide additional disclosures, error resolution rights and cancellation rights to U.S. consumers who make international remittance payments, which could increase our costs of processing international payments. The Consumer Financial Protection Bureau has also launched a complaints portal on its website that allows customers to file complaints against PayPal and other money transfer service providers, and publishes information on such complaints. These and other new obligations will impose new compliance requirements and obligations on us that could increase our costs, may result in increased litigation and the need to make expensive product changes and may otherwise adversely impact our business.

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

Some jurisdictions have implemented or may implement laws specifically addressing the Internet or some aspect of ecommerce. For example, the State of New York has passed legislation that requires any out-of-state seller of tangible personal property to collect and remit New York use tax if the seller engages affiliates above certain financial thresholds in New York to perform certain business promotion activities. In March 2013, the New York Court of Appeals (New York State's highest court) upheld this legislation in Amazon.com, LLC and Overstock.com, Inc. v. New York State Department of Taxation and Finance. In August 2013, Amazon.com, LLC and Overstock.com, Inc. filed writs of certiorari with the U.S. Supreme Court. In December 2013, the Supreme Court denied these writs, so the New York law remains in effect. In September 2012, California enacted a new law which is similar to the law passed in New York, but provides exclusions for certain forms of Internet marketing and is limited to retailers who exceed prescribed sales volume thresholds. However, if our sellers who are not already required to collect California sales or use tax believe that their use of our websites requires them to collect California use tax, they may elect to limit their use of our websites rather than collect the tax, which would harm our business. Several other states have also enacted similar laws related to affiliates, and a number of other states are considering similar legislation. In addition, the Pennsylvania Department of Revenue has ruled that an out-of-state retailer using Pennsylvania-based affiliates could have nexus in Pennsylvania under existing statutes. Most of these new laws and positions are being challenged and in May 2012, a Cook County Circuit Court judge ruled that the Illinois Internet Affiliate Nexus Law was unconstitutional. The State of Illinois filed a direct appeal to the Illinois Supreme Court. In October 2013, the Illinois Supreme Court upheld the trial court decision. The adoption of such legislation by states where eBay has significant operations that perform certain business promotion activities could result in a use tax collection responsibility for certain of our sellers. This collection responsibility and the additional costs associated with complex use tax collection, remittance and audit requirements would make selling on our websites and mobile platforms less attractive for small business retailers, and would harm our business.

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

Similar issues exist outside of the U.S., where the application of VAT or other indirect taxes on ecommerce providers such as eBay is uncertain and evolving. While we attempt to comply in those jurisdictions where it is clear that a tax is due, certain of our subsidiaries have, from time to time, received claims relating to the applicability of indirect taxes to our fees.  In April 2012, we received Notices of Reassessments for tax years 2001-2005 from the Canadian Revenue Agency (CRA) which assert goods and service tax (GST) and harmonized sales tax (HST) on our fees charged to Canadian users. These reassessments of GST/HST were the result of an audit of eBay International AG and are based on the CRA's assertion that we were “doing business” in Canada for GST/HST purposes. We disagreed with the reassessments and filed a Notice of Appeal with the Tax Court of Canada in July 2012. The CRA asked us to settle this matter with no tax due and in June 2013 we received reassessments showing that no tax was due. Should such taxes become applicable, our business could be harmed. We collect and remit indirect taxes in certain jurisdictions. However, tax authorities may raise questions about our obligation to collect and remit such taxes, as well as the proper calculation of such taxes. For example, the Korean tax authority asserted that certain coupons and incentives available on our sites should not be deducted when computing taxes on our fees. We challenged these assessments and in June 2012, the National Tax Tribunal issued a final ruling in our favor with respect to item incentives from June 2006 onward. The assessments on item incentives up to May 2006 and coupons up to June 2010 are being reviewed by the Korea Supreme Court following two lower courts' rulings in our favor in January and November 2013, respectively.

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

PayPal has announced several retail point of sale solutions to accept payment, such as the PayPal Here devices, which enables merchants to use a card reader attached to a mobile device or to scan cards and checks using the mobile device's embedded camera, and the Beacon device, which enables merchants to process transactions more easily for consumers who enable the capability on their mobile phone. PayPal has also launched in-store pilot programs for other new point of sale technologies, which have been rolled out to certain retailers in the U.S. As PayPal continues to expand into point of sale transactions, PayPal will face additional risks, including:

•	expectations from offline retailers regarding the reliability and availability of its systems and services and correspondingly lower amounts of downtime, which PayPal may not be able to meet;

•
PayPal's retail point of sale solutions may be targeted by fraudsters and given that our fraud models are less developed in this area, we may experience increases in fraud and associated transaction losses as we adjust to fraudulent activity at the point of sale:

•
the manufacturing and sale of hardware products (e.g., the PayPal Here devices and the Beacon device) exposes us to potential product liability claims for which we could have substantial liability, and could require product recalls or other actions;

•
PayPal's point of sale solutions also may subject us to increased exposure to other laws and regulations (e.g., export control regulations related to the shipment of the PayPal Here reader across national borders);

•
PayPal's continued expansion into point of sale transactions is dependent, in part, upon cooperation with third parties, including the processing companies and banks that link PayPal to the payment card and bank clearing networks to process transactions. If we are unable to maintain these relationships or enter into new agreements for necessary services on acceptable terms, our ability to expand our presence at the point of sale could be harmed;

•	significant competition at the retail point of sale, and there can be no assurance that merchants will adopt, or consumers will use, PayPal's retail point of sale solutions; and

•	lower profit margins than PayPal's other payment solutions.

Unless we are able to successfully manage these risks, including driving adoption of, and significant volume through, our retail point of sale solutions over time, our business may suffer.

Changes in PayPal's funding mix could adversely affect PayPal's results.

PayPal pays significant transaction fees when customers fund payment transactions using credit cards, lower fees when customers fund payments with debit cards, nominal fees when customers fund payment transactions by electronic transfer of funds from bank accounts, and no fees when customers fund payment transactions from an existing PayPal account balance or through the Bill Me Later service, or use buyer credit issued by GE Money Bank. Customers fund a significant portion of PayPal's payment volume using credit and debit cards, and PayPal's financial success is highly sensitive to changes in the rate at which its customers fund payments using credit and debit cards. Customers may prefer funding payment transactions using credit cards or debit cards rather than bank account transfers for a number of reasons, including the ability to dispute and reverse charges directly with their payment card provider if merchandise is not delivered or is not as described, the ability to earn frequent flier miles, cash rebates, or other incentives offered by payment card issuers, the ability to defer payment, or a reluctance to provide bank account information to PayPal. In addition, some of PayPal's offerings, including the ability for buyers to make a limited number of "guest" payments without opening a PayPal account, have a higher rate of payment card funding than PayPal's basic product offering. Further, some of PayPal's plans to lower its funding costs, including both the Bill Me Later credit products and service and the ability for buyers to defer payment for a short period of time on some transactions, may increase the risk to PayPal of nonpayment by buyers. If we experience an increase in fees associated with our funding mix or in losses associated with nonpayment by buyers, our business and financial results could suffer.

PayPal's failure to manage customer funds properly could harm its business.

PayPal's ability to manage and account accurately for customer funds requires a high level of internal controls. In some of the markets that PayPal serves and currencies that PayPal offers, PayPal has a limited operating history and limited experience in managing these internal controls. As PayPal's business continues to grow, it must continue to strengthen its internal controls accordingly. PayPal's success requires significant public confidence in its ability to handle large and growing transaction volumes and amounts of customer funds. Any failure to maintain necessary controls or to manage customer funds accurately could severely diminish customer use of PayPal's products and/or result in penalties and fines, which could have an adverse effect on our business and financial results.

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

We must constantly add new hardware, update software and add new engineering personnel to accommodate the increased use of our websites and platforms, and the new products and features we regularly introduce. As our PayPal business continues to grow and expand both in terms of geographies and product offerings (e.g., PayPal's retail point of sale solutions), we are focused on updating our PayPal platform to provide increased scale, improved performance and additional built-in functionality addressing regulatory compliance matters (e.g., anti-money laundering and terrorist financing). This upgrade process is expensive and time-consuming, and the increased complexity of our websites and the need to support multiple platforms as our portfolio of brands grows increases the cost of additional enhancements. Failure to upgrade our technology, features, transaction processing systems, security infrastructure, or network infrastructure in a timely and cost-effective manner to accommodate increased traffic or transaction volume or changes to our site functionality could result in adverse consequences, including unanticipated system disruptions, slower response times, degradation in levels of customer support, impaired quality of users' experiences of our services, impaired quality of services for third-party application developers using our externally accessible application programming interfaces and delays in reporting accurate financial information, and could result in customer dissatisfaction and the loss of existing users on our websites. We may be unable to effectively upgrade and expand our systems in a timely manner or smoothly integrate any newly developed or purchased technologies or businesses with our existing systems, and any failure to do so could result in problems on our websites. Further, steps to increase the reliability and redundancy of our systems are expensive, could reduce our margins and may not be successful in reducing the frequency or duration of unscheduled downtime

Risks associated with our ongoing efforts to migrate existing Enterprise clients to the new platform are discussed in more detail under the caption “If our Enterprise business is unable to migrate certain existing clients to its new suite of Commerce Technologies in a timely and cost-effective manner, it would be substantially harmed” above.

There are many risks associated with our international operations.

Our international expansion has been rapid and our international business, especially in Germany, the U.K. and Korea, has also become critical to our revenues and profits. Net revenues outside the U.S. accounted for approximately 52%, of our net revenues in the year ended December 31, 2013.

Expansion into international markets, such as our entry into Turkey in May 2011, upon the completion of our acquisition of additional shares in GittiGidiyor, and Marketplaces' and PayPal's entry into emerging markets, is an increasing focus of our business. Geographical expansion requires significant management attention and resources and requires us to localize our services to conform to local cultures, laws, regulations, standards, policies and practices. The commercial, financial, Internet, and transportation infrastructure in developing countries may make it more difficult for us to replicate our business models. Some of these developing countries may have legal regimes in which the application of laws and regulations in the online or mobile context is subject to greater uncertainty, as well as a higher incidence of corruption and fraudulent or unethical business practices, than countries in which we are historically accustomed to operating. In many countries, we compete with local companies that understand the local market better than we do, and we may not benefit from first-to-market advantages. We may not be successful in expanding into particular international markets or in generating revenues from foreign operations. For example, in 2002 we withdrew our eBay marketplace offering from the Japanese market. In 2007, we contributed our business in China to a joint venture with a local Chinese company; we terminated this joint venture in 2012. Even if we are successful in developing new markets, we often expect the costs of operating new sites to exceed our net revenues from those sites for at least 12 months in most countries.

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

•
customs and duties, including the possibility of cumbersome shipping and delivery logistics, significant delays at the border due to customs inspections, maximum limits on the number of cross-border imports by consumers, and the possibility that our services may be viewed as facilitating customs fraud by governmental authorities;

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

These factors may cause our international costs of doing business to exceed our comparable domestic costs. As we expand our international operations and have additional portions of our international revenues denominated in foreign currencies, we also could become subject to increased difficulties in collecting accounts receivable and repatriating money without adverse tax consequences, as well as increased risks relating to foreign currency exchange rate fluctuations. The impact of currency exchange rate fluctuations on our business is discussed above in more detail under the caption “We are exposed to fluctuations in foreign currency exchange rates and interest rates”.

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

We have acquired a significant number of businesses of varying size and scope, technologies, services and products. In December 2013, we acquired Braintree, which provides an online and mobile payments platform. We expect to continue to evaluate and consider a wide array of potential strategic transactions as part of our overall business strategy, including business combinations, acquisitions and dispositions of businesses, technologies, services, products and other assets, as well as strategic investments and joint ventures. At any given time we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. Any of these transactions could be material to our financial condition and results of operations.

These transactions involve significant challenges and risks. Some of the areas where we may face risks or difficulties include:

•	the need to integrate the operations, systems (including accounting, management, information, human resource and other administrative systems), technologies, products and personnel of each acquired company, which is an inherently risky and potentially lengthy and costly process;

•	the inefficiencies and lack of control that may result if such integration is delayed or not implemented; and unforeseen difficulties and expenditures that may arise as a result;

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

•
risks associated with our expansion into new international markets and doing business internationally, including those described above under the risk factor caption “There are many risks associated with our international operations”;

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

It may take us longer than expected to fully realize the anticipated benefits, such as increased revenue and volume, and enhanced efficiencies, of any or all of our acquisitions, and those benefits and/or enhanced efficiencies may ultimately be smaller than anticipated or may not be realized at all, which could adversely affect our business and operating results. Future acquisitions may also require us to issue additional equity securities, spend our cash, or incur debt (and increased interest expense), liabilities and amortization expenses related to intangible assets or write-offs of goodwill, which could adversely affect our financial results, results of operations and dilute the economic and voting rights of our stockholders.

In addition, we have made certain investments, including through joint ventures, in which we have a minority equity interest and lack management and operational control. The controlling joint venture partner in a joint venture investment may have business interests, strategies or goals that are inconsistent with ours, and business decisions or other actions or omissions of the controlling joint venture partner or the joint venture company may result in harm to our reputation or adversely affect the value of our investment in the joint venture. In addition, our strategic investments may expose us to additional risks. For example, we have a minority interest in Intershop Communications AG, an entity governed by German law, which could subject us to liability for certain disadvantages to Intershop if we were deemed to be in control of Intershop under German law. We have also been sued by craigslist, which has alleged that we improperly misused confidential information from craigslist that we received as a minority investor. The complaint alleges breach of contract, breach of fiduciary duty, fraud, unfair competition and false advertising and seeks compensatory and punitive damages, rescission and other relief. Any circumstances, which may be out of our control, that adversely affect the value of our investments, or cost resulting from regulatory action or lawsuits in connection with our investments, could harm our business or negatively impact our financial results.

Our Enterprise business exposes us to additional risks.

Our Enterprise business (which consists of GSI Commerce, Inc. (GSI Commerce), which we acquired in June 2011), faces certain risks and challenges not shared by our other businesses, including those described under the risk factor captions “If our Enterprise business is unable to migrate certain existing clients to its new suite of Commerce Technologies in a timely and cost-effective manner, it would be substantially harmed” and “Changes in regulations, regulatory scrutiny, or user concerns regarding privacy and protection of user data could adversely affect our business.”

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

Immediately following our acquisition of GSI Commerce, we sold 100% of GSI Commerce's sports merchandise business and 70% of its RueLaLa and ShopRunner businesses (which we refer to collectively as the divested entities), to Kynetic LLC, which we refer to as Kynetic. Kynetic is primarily owned by GSI Commerce's former Chairman, President and Chief Executive Officer. Each of the divested entities was a direct or indirect wholly-owned subsidiary of GSI Commerce. As part of the Kynetic divestiture, we loaned Kynetic and the divested entities $467 million, secured by certain assets of the divested entities. In connection with (and as a result of) the divestiture to Kynetic, our Enterprise business maintained certain commercial and financial relationships with the divested entities which expose it to certain risks of the businesses of Kynetic and the divested entities. In September 2013, this note receivable was repaid and our investments in RueLaLa and ShopRunner were sold.

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

Regulatory agencies or courts may claim or hold that we are responsible for ensuring that our users comply with these laws and regulations or that we or our users are either subject to licensure or prohibited from reselling event tickets in their jurisdictions. In October 2007, two plaintiffs filed a purported class action lawsuit in North Carolina Superior Court alleging that StubHub sold (and facilitated and participated in the sale) of concert tickets to plaintiffs with the knowledge that the tickets were resold in violation of North Carolina's maximum ticket resale price law (which has been subsequently amended). In February 2011, the trial court granted plaintiffs' motion for summary judgment, concluding that immunity under the Communications Decency Act did not apply. The trial court further held that StubHub violated the North Carolina unfair and deceptive trade practices statute as it pertained to the two named plaintiffs, and certified its decision for immediate appeal to the North Carolina Court of Appeals. In February 2012, the North Carolina Court of Appeals overturned the lower court's decision, and the Court of Appeals' decision is now final. Similar actions are expected in other states. Laws and regulations governing the resale of event tickets outside the U.S. (for example, in Europe) may be more restrictive, and carry harsher penalties and fines, than corresponding U.S. laws and regulations. In 2012, France passed a law prohibiting the habitual resale of event tickets without permission from the event organizer. In 2013, Belgium passed a similar law prohibiting habitual sale and subjecting occasional resale to a price cap. Restrictions on ticket resale are also under consideration by the Dutch Parliament and various state governments in Australia. In addition, the unauthorized resale of football (soccer) tickets is illegal in the U.K., where a StubHub site was launched in 2011. While we have secured a number of commercial partnerships in the UK in order to enable our customers to buy and sell football (soccer) tickets, if we are unable to maintain these partnerships or develop new partnerships on acceptable terms, our tickets business would suffer.

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

We depend on key personnel.

Our future performance depends substantially on the continued services of our senior management and other key personnel, including key engineering and product development personnel, and our ability to attract, retain and motivate key personnel. Competition for key personnel is intense, especially in the Silicon Valley where our corporate headquarters are located, and we may be unable to successfully attract, integrate, or retain sufficiently qualified key personnel. In making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the equity awards they would receive in connection with their employment. Fluctuations in our stock price may make it more difficult to attract, retain and motivate employees. In addition, we do not have long-term employment agreements with any of our key personnel and do not maintain any “key person” life insurance policies. Further, some members of our senior management team have fully vested the vast majority of their in-the-money equity incentives. The loss of the services of any of our senior management or other key personnel, or our inability to attract key personnel, could harm our business.

Problems with or price increases by third parties who provide services to us or to our users could harm our business.

A number of parties provide services to us or to our users that benefit us. Such services include seller tools that automate and manage listings, merchant tools that manage listings and interface with inventory management software, storefronts that help our users list items, caching services that make our sites load faster and shipping providers that deliver goods sold on our platform, among others. In some cases we have contractual agreements with these companies that give us a direct financial interest in their success, while in other cases we have none. PayPal is dependent on the processing companies and banks that link PayPal to the payment card and bank clearing networks to process transactions. As described under the risk factor caption entitled “Changes to payment card networks or bank fees, rules, or practices could harm our Payments business,” PayPal is subject to, among other things, increases in interchange fees and assessments that payment card networks such as Visa and MasterCard charge for each transaction using one of their cards (which PayPal's payment card processors have the right to pass on to PayPal), as well as changes in payment card network operating rules, including special operating rules for Internet payment services (with which PayPal is required by its payment card processors to comply). Similarly, Bill Me Later relies on unaffiliated lenders in providing the Bill Me Later service and also relies heavily on third parties to operate its services, including merchant processors and payment gateways to process transactions. In addition, our Enterprise business utilizes unaffiliated payment processing companies to process transactions on the websites operated by Enterprise clients, third parties to provide underlying components of its ecommerce platform, third party carriers to ship packages to customers of Enterprise clients and third parties in its operations business to perform services during peak order volume periods. Financial or regulatory issues, labor issues (e.g., strikes, lockouts or work stoppages) or other problems that prevent these companies from providing services to us or our users could reduce the number of listings on our sites, make it more difficult for users to complete transactions on our websites and mobile platforms, or adversely affect Enterprise's ability to timely fulfill and ship products sold on the websites operated by its clients, which would harm our business.

Price increases by, or service terminations, disruptions or interruptions at, companies that provide services to our users and clients (such as postal and delivery services, as well as our global shipping platform intended to facilitate cross-border transactions between buyers and sellers) could also reduce the number of listings on our websites or make it more difficult for our sellers to complete transactions or for us to timely fulfill and ship products sold on the websites operated by Enterprise clients, thereby harming our business. Some third parties who provide services to us may have or gain market power and be able to increase their prices to us without competitive constraint. In addition, the U.S. Postal Service, which is facing ongoing fiscal challenges, has instituted postal rate increases and announced that it is considering closing thousands of local post offices and ending Saturday mail delivery. While we continue to work with global carriers to offer our sellers a variety of shipping options and to enhance our shipping experience, postal rate increases may reduce the competitiveness of certain sellers' offerings, and postal service changes could require certain sellers to utilize alternatives which could be more expensive or inconvenient, which could in turn decrease the velocity of trade on our site, thereby harming our business. For example, we believe that recent increases in international postal rates by the U.S. Postal Service may have reduced cross-border trade by U.S. sellers. Any security breach at a company providing services to our users could also adversely affect our customers and harm our business. We have outsourced certain functions to third-party providers, including some customer support and product development functions, which are critical to our operations. If our service providers do not perform satisfactorily, our operations could be disrupted, which could result in user dissatisfaction and adversely affect our velocity of trade, business, reputation and operating results.

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

Customer complaints or negative publicity about our customer support could severely diminish consumer confidence in and use of our services. Measures that we sometimes take to combat risks of fraud and breaches of privacy and security have the potential to damage relations with our customers or decrease activity on our websites by making our websites more difficult to use or restricting the activities of certain users. These measures heighten the need for prompt and accurate customer support to resolve irregularities and disputes. Effective customer support requires significant personnel expense, and if not managed properly, this expense could significantly impact our profitability. Failure to manage or train our own or outsourced customer support representatives properly could compromise our ability to handle customer complaints effectively. Negative publicity about, or negative experiences with, customer support for any of our businesses could cause our reputation to suffer or affect consumer confidence in our brands individually or as a whole. Because PayPal is providing a financial service and operating in a more regulated environment, PayPal must provide both telephone and email customer support and resolve certain customer contacts within shorter time frames. As part of PayPal's program to reduce fraud losses and prevent money laundering and terrorist financing, PayPal may temporarily restrict the ability of customers to withdraw their funds if those funds or the customer's account activity are identified by PayPal's risk models as suspicious. PayPal has in the past received negative publicity with respect to its customer support and account restrictions, and has been the subject of purported class action lawsuits and state attorney general inquiries alleging, among other things, failure to resolve account restrictions promptly. In the second quarter of 2010, two putative class-action lawsuits (Devinda Fernando and Vadim Tsigel v. PayPal, Inc.; and Moises Zepeda v. PayPal, Inc.) were filed in the U.S. District Court for the Northern District of California. These lawsuits contain allegations that PayPal improperly held users' funds or otherwise improperly limited users' accounts. These lawsuits seek damages as well as changes to PayPal's practices among other remedies. A determination that there have been violations of laws relating to PayPal's practices could expose PayPal to significant liability. Any changes to PayPal's practices resulting from these lawsuits could require PayPal to incur significant costs and to expend product resources, which could delay other planned product launches or improvements and further harm our business. Also, the Consumer Financial Protection Bureau has launched a complaints portal on its website that allows customers to file complaints against money transfer service providers including PayPal, and publishes information on such complaints. If PayPal is unable to provide quality customer support operations in a cost-effective manner, PayPal's users may have negative experiences, PayPal may receive additional negative publicity, its ability to attract new customers may be damaged and it could become subject to additional litigation. As a result, current and future revenues could suffer, losses could be incurred and its operating margins may decrease.

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

Our online shopping comparison websites (Shopping.com) compete with sites such as Google Shopping, Bing Shopping, Buy.com, Nextag.com, Pricegrabber.com, Shopzilla, Buscapé in Latin America (owned by Naspers) and Yahoo! Product Search, which offer shopping search engines that allow consumers to search the Internet for specified products. In addition, sellers are increasingly utilizing multiple sales channels, including the acquisition of new customers by paying for search-related advertisements on horizontal search engine sites such as Bing, Google, Yahoo!, Naver and Baidu. We use product search engines and paid search advertising to help users find our sites, but these services also have the potential to divert users to other online shopping destinations. Consumers may choose to search for products and services with a horizontal search engine instead of our sites, and horizontal search engines may send users to other shopping destinations instead of our sites.

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

In addition, certain manufacturers may limit or cease distribution of their products through online channels such as eBay. Manufacturers may attempt to use existing or future government regulation to prohibit or limit online commerce in certain categories of goods or services. Manufacturers may also attempt to enforce minimum resale price maintenance or minimum advertised price arrangements to prevent distributors from selling on our websites or on the Internet generally, or at prices that would make our website attractive relative to other alternatives. For example, in June 2012, Adidas Group announced that it intends to restrict its dealers, on a global basis, from listing and selling Adidas and Reebok products on sites including eBay.com, and Nike Inc. and ASICS Corp. have taken steps to similarly restrict Internet sales of their products on platform sites such as eBay.com. The adoption by manufacturers of policies, or the adoption of new laws or regulations or interpretations of existing laws or regulations by government authorities, in each case discouraging or restricting the sales of goods or services over the Internet, could force our users to stop selling certain products on our websites. Increased competition or anti-Internet distribution policies or regulations may result in reduced operating margins, loss of market share and diminished value of our brands. As we respond to changes in the competitive environment, we may, from time to time, make pricing, service or marketing decisions or acquisitions that may be controversial with and lead to dissatisfaction among some of our sellers, which could reduce activity on our websites and harm our profitability.

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

•
payment-card processors that offer their services to merchants, including Chase Paymentech, First Data, Bank of America Merchant Services, Elavon, Vantiv, WorldPay, Barclays Merchant Services, Global Payments, Inc., Stripe and Balanced, and payment gateways, including CyberSource and Authorize.net (both owned by Visa), SimplifyCommerce by MasterCard and First Data;

•
Amazon Payments, which offers merchants the ability to accept credit card- and bank-funded payments from Amazon's base of online and mobile customers on the merchant's own website. Amazon has recently launched a new payment service for online merchants under the name Log in and Pay with Amazon;

•	providers of mobile payments, including ISIS in the U.S., Buyster in France, Mpass in Germany, Weve in the U.K., Boku and Crandy, many of which are owned by or supported by major mobile carriers; and

•
providers of card readers for mobile devices and of other new Point of Sale and multi-channel technologies, including Square (which has also begun to offer a marketplace service to sellers), Chase Paymentech, Bank of

America, AT&T (in association with Vantiv), Capital One, Shopify, iZettle, WorldPay, Payleven, Groupon, SumUp and others.

PayPal also faces competition and potential competition from:

•	money remitters such as MoneyGram, Western Union, Global Payments, Inc., Xoom and Euronet;

•	bill payment services, including CheckFree, a subsidiary of Fiserv;

•
services that provide online merchants the ability to offer their customers the option of paying for purchases from their bank account or paying on credit, including Western Union's WU Pay, Dwolla, Acculynk, TeleCheck (a subsidiary of First Data), iDEAL in the Netherlands, Klarna in several European countries, Sofortuberweisung (which recently has agreed to merge with Klarna) in Germany, PayLib in France and the MyBank pan-European initiative;

•	issuers of stored value targeted at online payments, including NetSpend, Green Dot, PayNearMe, UKash and Qiwi in Russia;

•	other international online payment-services providers such as AliPay, the PayU group of companies (owned by Naspers), PagSeguro and Bcash (owned by Naspers);

•	other providers of online account-based payments, such as Skrill, ClickandBuy (owned by Deutsche Telekom), Barclays Pingit in the U.K., Kwixo in France, and Paymate and Visa PayClick in Australia;

•	payment services targeting users of social networks and online gaming, often through billing to the consumer's mobile phone account, including PlaySpan (owned by Visa), Boku, Bango and Payfone;

•
payment services enabling banks to offer their online banking customers the ability to send and receive payments through their bank account, including PopMoney from Fiserv, which has a collaboration agreement with Visa, and ClearXchange (a joint venture among Wells Fargo, Bank of America and JP Morgan Chase);

•	online shopping services that provide special offers linked to a specific payment provider, such as Visa's RightCliq, MasterCard MarketPlace, TrialPay and Tapjoy;

•	services such as Coinbase and Bitpay that help merchants accept and manage virtual currencies such as Bitcoin; and

•	cash.

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

Enterprise

Our Enterprise business provides our suite of Commerce Technologies, omnichannel operations capabilities and marketing solutions that enable companies to operate and integrate their ecommerce offering into their omnichannel business. The market for such products and services is continuously evolving and intensely competitive. Many of our prospective clients evaluate managing all or some aspects of an omnichannel business with internal resources. As a result, we often compete with in-house solutions promoted and supported by internal information technology staffs, marketing departments, merchandising groups, and other internal corporate constituencies as well as with external technology and interactive marketing service providers that supply one or more components that allow prospective clients to develop and operate their omnichannel business in-house. This group of providers may include the prospective client itself and companies that offer: Web platforms (e.g., Art Technology Group (owned by Oracle), IBM, Amazon, Demandware, MarketLive and Microsoft); customer care/call center services (e.g., West Communications, Amazon, Sykes Enterprises, and Convergys); fulfillment and logistics (e.g., PFS Web, Amazon, Innotrac, DHL, and UPS); and systems integrators and technology providers (e.g., Accenture, EDS, Sapient, Infosys, Oracle and IBM); email management and data aggregation (e.g., Experian, Harte-Hanks and Epsilon); online marketing and design services (digital marketing services agencies such as Omnicom Group, WPP Group, Publicis and the Interpublic Group of Companies); and other interactive marketing services (e.g., Google, LinkShare (owned by Rakuten), TradeDoubler, Adobe and ValueClick). Low barriers to entry in the interactive marketing industry could also increase the number of competitors we may face.

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

We are subject to scrutiny by various government agencies under U.S. and foreign regulations, including competition laws. Some jurisdictions also provide private rights of action for competitors or consumers to assert claims of anti-competitive conduct. Other companies and government agencies have in the past and may in the future allege that our actions violate the antitrust or competition laws of the U.S., individual states, the European Commission, or other countries, or otherwise constitute unfair competition. Contractual agreements with buyers, sellers, or other companies could give rise to regulatory action or antitrust litigation. Also, our unilateral business practices could give rise to regulatory action or antitrust litigation. Some regulators, particularly those outside of the U.S., may perceive our business to have so much market power that otherwise uncontroversial business practices could be deemed anticompetitive. For example, in the U.S., we have been sued by a plaintiff representing a putative class of sellers who alleges that we have illegally monopolized a market for online auctions. In Korea, the national competition authority investigated allegations that we have engaged in illegal exclusive conduct and rendered a decision against us in October 2010. Both the main case and a related administrative action were resolved in our favor. The competition authorities in Germany and Australia have conducted investigations (now completed) of various actions taken by our businesses. Such claims and investigations, even if without foundation, typically are very expensive to defend, involve negative publicity and substantial diversion of management time and effort, and could result in significant judgments against us or require us to change our business practices.

In several jurisdictions, we have taken actions designed to improve the security of transactions and the quality of the user experience on our websites and mobile platforms. For example, beginning in June 2008, we have required users in the U.K. to offer PayPal as a payment alternative on most transactions on our localized U.K. site, and since October 2008, we have required sellers on eBay.com to accept one or more accepted payment methods (currently PayPal, credit or debit cards processed through Internet merchant accounts, ProPay and Skrill (formerly known as Moneybookers)) and no longer allow any forms of paper payment, including checks and money orders, to be listed by sellers in the U.S. for most categories of items. While these initiatives are intended to improve and make safer our users' buying experience and/or increase activity on our sites, certain users may be negatively affected by or react negatively to these changes, and may allege that we have (and are abusing) market power. We have faced inquiries from government regulators in various jurisdictions related to such actions, such as, in 2008, both the Australian Competition and Consumer Commission and the Reserve Bank of Australia reviewed our policies requiring sellers to offer PayPal as a payment alternative on most transactions on our localized Australian website and precluding sellers from imposing a surcharge or any other fee for accepting PayPal or other payment methods. We may face similar inquiries from other government regulators in the future. Negative reactions to these changes by our users or government authorities could, among other things, force us to change our operating practices in ways that could harm our business, operating results and profitability.

Our business may be adversely affected by factors that cause our users to spend less time on our websites or mobile platforms and applications, including geopolitical events, natural disasters, seasonal factors and increased usage of other websites.

Our users may spend less time on our websites or mobile platforms and applications as a result of a variety of diversions, including:

•	geopolitical events, such as war, the threat of war, or terrorist activity;

•	natural disasters, such as hurricanes or earthquakes;

•
increased use of social networking or other entertainment websites or mobile platforms and applications, which may decrease the amount of time users spend on our websites or mobile platforms and applications and

•
seasonal fluctuations due to a variety of factors, such as decreased activity on our websites caused by the onset of good weather during the summer months and national holidays or increased activity during the holiday season.

Anything that diverts our users from their customary level of usage of our websites, mobile platforms or applications could adversely affect our business.

Our failure to cost-effectively manage the expansion of our headcount, facilities and infrastructure in the U.S. and internationally could harm our business.

We have expanded significantly our headcount, facilities and infrastructure in the U.S. and internationally, and anticipate that further expansion in certain areas and geographies will be required for some of our businesses. We are also increasing our product and service offerings across our businesses. This expansion increases the complexity of our businesses and places a significant strain on our management, operational and financial resources. The areas of our business that are put under strain by our growth include the following:

•
Technology Platforms. We continue to focus on upgrading and developing our systems and infrastructure to accommodate the growth of our businesses and to improve the functionality and reliability of our websites and services at a reasonable cost while maintaining uninterrupted 24/7 operations. Risks associated with our failure to do so are described under the captions “If we are unable to cost-effectively upgrade and expand our websites, services and platforms, our business would suffer” and “Systems failures and resulting interruptions in the availability of our websites, applications, products or services could harm our business.”

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

•
Internal Infrastructure. Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations. To effectively manage the expected growth of our operations and personnel, we will need to continue to improve our operational and financial systems, procedures and controls. This is a special challenge as we acquire new operations with different and incompatible systems. Any capital investments that we may make will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by expense reductions in the short term. Failure to implement these improvements could limit our ability to manage our growth and adversely affect our operating results. Also, we must continue to effectively hire, train and manage new employees. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating new employees, or if we are unsuccessful in retaining our existing employees, our business may be harmed.

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

In 2009, we launched the PayPal Developer Platform to enable third-party developers to access a wide variety of PayPal product and programming code specifications and to connect to select PayPal payment application programming interfaces (APIs). We also began providing a software development kit (SDK) for building mobile payments applications, and enabling third-party developers to access certain APIs with respect to our Marketplaces platforms. In August 2011, we acquired Magento, Inc. (now X.commerce, Inc.) which includes an open platform for merchants and developers. In March 2013, we announced enhanced SDKs and API tools for the PayPal platform, with a particular focus on developers of mobile applications. There can be no assurance that merchants or third-party developers will develop and maintain applications and services on our open platforms on a timely basis or at all, and a number of factors could cause such third-party developers to curtail or stop development for our platforms. In addition, our business is subject to many regulatory restrictions. It is possible that merchants and third-party developers who utilize our development platforms, APIs and SDKs could violate these regulatory restrictions and we may be held responsible for such violations, which could adversely affect our business.

There are risks associated with our indebtedness.

As of December 31, 2013, we had approximately $4.1 billion of senior unsecured indebtedness and no indebtedness outstanding under our $2.0 billion commercial paper program, although from time to time we have made substantial borrowings under our commercial paper program and may do so in the future. We also have a $3.0 billion revolving credit facility, under which we maintain $2.0 billion of available borrowing capacity in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they come due. As of December 31, 2013, no borrowings or letters of credit were outstanding under this revolving credit facility and, accordingly, $1.0 billion of borrowing capacity was available for other purposes permitted by this credit facility.

We may incur additional indebtedness in the future, including under our commercial paper program and revolving credit facility or through public or private offerings of debt securities. Our outstanding indebtedness and any additional indebtedness we incur may have significant consequences, including, without limitation, any of the following:

•	we will be required to use cash reserves to pay the principal of and interest on our indebtedness;

•	our indebtedness and leverage may increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure;

•	adverse changes in the ratings assigned to our debt securities by credit rating agencies will likely increase our borrowing costs;

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions, share repurchases or for general corporate and other purposes may be limited; and

•	our flexibility in planning for, or reacting to, changes in our business and our industry may be limited.

Our ability to make payments of principal of and interest on our indebtedness depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our consolidated results of operations and financial condition, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to, among other things:

•	repatriate funds to the U.S. at substantial tax cost;

•	seek additional financing in the debt or equity markets;

•	refinance or restructure all or a portion of our indebtedness;

•	sell selected assets; or

•	reduce or delay planned capital or operating expenditures.

Such measures might not be sufficient to enable us to service our debt. In addition, any such financing, refinancing or sale of assets might not be available on economically favorable terms or at all.

We may be unable to adequately protect or enforce our intellectual property rights.

We believe the protection of our intellectual property, including our trademarks (particularly those covering the eBay and PayPal names), patents, copyrights, domain names, trade dress and trade secrets is critical to our success. We aggressively protect our intellectual property rights by relying on federal, state and common law rights in the U.S. and internationally, as well as a variety of administrative procedures. For example, we pursue the registration of our domain names, trademarks and service marks in the U.S. and internationally. Additionally, we have filed U.S. and international patent applications covering certain aspects of our proprietary technology. We also rely on contractual restrictions to protect our proprietary rights when offering or procuring products and services. We have entered into confidentiality and invention assignment agreements with our employees and contractors and confidentiality agreements with parties with whom we conduct business in order to limit access to, and disclosure of, our proprietary and confidential information.

However, effective intellectual property protection may not be available in every country in which our products and services are made available, and contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent third parties from infringing or misappropriating our technology or deter independent development of equivalent or superior technologies or other intellectual property rights by others. In addition, trademark, copyright, patent, domain name, trade dress and trade secret protection is very expensive to maintain and may require litigation. We must protect our intellectual property rights and other proprietary rights in an increasing number of jurisdictions, a process that is expensive and time consuming and may not be successful in every jurisdiction. Also, we may not be able to discover or determine the extent of any unauthorized use of our proprietary rights. And, we have licensed in the past, and expect to license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to others. These licensees may take actions that diminish the value of our proprietary rights or harm our reputation. Any failure to adequately protect or enforce our intellectual property rights, or significant costs incurred in doing so, could materially harm our business.

We depend on the continued growth of online and mobile commerce to acquire new users.

The business of selling goods online and through mobile networks is dynamic and, in the case of mobile networks, relatively new. Concerns about fraud, privacy and other problems may discourage additional consumers from adopting the Internet or mobile devices as modes of commerce, or may prompt consumers to offline channels. In countries such as the U.S., Germany, Australia, Korea and the U.K., where our services and online commerce generally have been available for some time and the level of market penetration of our services is high, acquiring new users for our services may be more difficult and costly than it has been in the past. Moreover, the growth rates of Internet users are slowing in many countries where we have a significant presence. In order to expand our user base, we must appeal to and acquire consumers who historically have used traditional means of commerce to purchase goods and/or may prefer Internet analogues to such traditional retail means, such as the retailer's own website, to our offerings. In addition, these consumers may prove to be less active than our current users due to lower levels of willingness to use the Internet or mobile devices for commerce for reasons such as, lack of access to high-speed communications equipment, congestion of traffic on the Internet, Internet or mobile network outages or delays, disruptions or other damage to users' computers or mobile devices. If the growth of online and mobile commerce slows and we are unable to gain new users, our business could be adversely impacted.

Our businesses depend on continued and unimpeded access to the Internet by our users, as well as access to mobile networks. Internet service providers and mobile network operators may be able to block, degrade, or charge us or our users additional fees for our offerings, which could harm our business.

Our users rely on access to the Internet or mobile networks to use our products and services. In many cases, that access is provided by companies that compete with at least some of our offerings, including incumbent telephone companies, cable companies, mobile communications companies and large Internet service providers. Some of these providers have stated that they may take measures that could degrade, disrupt, or increase the cost of customers' use of our offerings by restricting or prohibiting the use of their infrastructure to support or facilitate our offerings, or by charging increased fees to us or our users to provide our offerings. Mobile network operators or operating system providers could block or place onerous restrictions on our ability to offer our mobile applications in their mobile application stores. Internet service providers or mobile network operators could attempt to charge us each time our customers use our offerings. Worldwide, a number of companies have announced plans to take such actions or are selling products designed to facilitate such actions. The United States Federal Communications Commission (FCC) enacted rules in December 2010 (Preserving the Open Internet Broadband Industry Practices (FCC-10-201)) establishing baseline restrictions that would regulate the ability of Internet access companies to interfere with Internet traffic transported over wired and wireless networks. The new rules were challenged in court and the D.C. Circuit Court of Appeals released a ruling on January 14, 2013, affirming the FCC’s jurisdiction over Internet access services but rejecting aspects of the FCC rules that the court interpreted as applying common carrier-type obligations to Internet broadband providers.  The FCC announced its intent to appeal the decision and could pursue alternative rulemaking as well. Pending greater regulatory and judicial clarity, any interference with our offerings or higher charges for access to our offerings, whether paid by us or by our customers, could cause us to lose existing customers, impair our ability to attract new customers and harm our revenue and growth.

Our business depends on the maintenance and security of the Internet infrastructure.

The success of our services depends on the maintenance and security of the Internet infrastructure. Problems caused by “viruses,” “worms,” malware and similar programs may require considerable resources to correct and could harm the performance of the Internet over a short or long period of time. In addition, hackers pose an increasing threat to the security of online and mobile commerce. Also, the Internet has experienced, and is likely to continue to experience, a variety of outages and other delays as a result of damage to portions of its infrastructure. Any threats to the maintenance and security of the Internet could adversely impact our business.

We are subject to the risks of owning real property.

We own real property, including land and buildings related to our operations. Ownership of this real property subjects us to a number of additional risks, including:

•	the possibility of environmental contamination and the costs associated with fixing any environmental problems;

•	disruptions to our operations resulting from possible natural disasters, interruptions in utilities and similar events;

•	adverse changes in the value of these properties due to interest rate changes, changes in the commercial property markets, or other factors;

•	the possible need for structural improvements in order to comply with zoning, seismic, disability law, or other requirements; and

•	the possibility of disputes with tenants, neighboring owners, or others.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2: PROPERTIES
We own and lease various properties in the U.S. and 31 other countries around the world. We use the properties for executive and administrative offices, data centers, product development offices, fulfillment centers and customer service offices. As of December 31, 2013, our owned and leased properties provided us with aggregate square footage as follows:

	United States	Other Countries	Total
	(In millions)
Owned facilities*	3.3	—	3.3
Leased facilities	4.5	2.8	7.3
Total facilities	7.8	2.8	10.6
* We also own approximately 96 acres of land in Utah, of which approximately 60 acres are currently under development and the remaining acres remain available for future development, if necessary, to accommodate future growth.
Our corporate headquarters are located in San Jose, California and occupy approximately 0.2 million square feet. As of December 31, 2013, the total square footage generally used by each of our reportable segments was as follows:

	Marketplaces	Payments	Enterprise	Total
	(In millions)
Total facilities	3.3	2.6	4.5	10.4
From time to time we consider various alternatives related to long-term facilities needs. While we believe that our existing facilities are adequate to meet our immediate needs, it may become necessary to develop and improve land that we own or lease or acquire additional or alternative space to accommodate any future growth.

ITEM 3: LEGAL PROCEEDINGS

Overview
We are involved in legal proceedings on an ongoing basis. If we believe that a loss arising from such matters is probable and can be reasonably estimated, we accrue the estimated liability in our financial statements. If only a range of estimated losses can be determined, we accrue an amount within the range that, in our judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we accrue the low end of the range. Amounts accrued for legal proceedings for which we believe a loss is probable were not material for the year ended December 31, 2013. Except as otherwise noted, we have concluded that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our accruals are also not material. For those proceedings in which an unfavorable outcome is reasonably possible but not probable, we have disclosed an estimate of the reasonably possible loss or range of losses or we have concluded that an estimate of the reasonably possible loss or range of losses arising directly from the proceeding (i.e., monetary damages or amounts paid in judgment or settlement) are not material. If we cannot estimate the probable or reasonably possible loss or range of losses arising from a legal proceeding, we have disclosed that fact.
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

Specific Matters

In August 2006, Louis Vuitton Malletier and Christian Dior Couture filed two lawsuits in the Paris Court of Commerce against eBay Inc. and eBay International AG. Among other things, the complaint alleged that we violated French tort law by negligently broadcasting listings posted by third parties offering counterfeit items bearing plaintiffs' trademarks and by purchasing certain advertising keywords. Around September 2006, Parfums Christian Dior, Kenzo Parfums, Parfums Givenchy,

and Guerlain Société also filed a lawsuit in the Paris Court of Commerce against eBay Inc. and eBay International AG. The complaint alleged that we had interfered with the selective distribution network the plaintiffs established in France and the European Union by allowing third parties to post listings offering genuine perfumes and cosmetics for sale on our websites. In June 2008, the Paris Court of Commerce ruled that eBay and eBay International AG were liable for failing to prevent the sale of counterfeit items on its websites that traded on plaintiffs' brand names and for interfering with the plaintiffs' selective distribution network. The court awarded plaintiffs approximately EUR 38.6 million in damages and issued an injunction (enforceable by daily fines of up to EUR 100,000) prohibiting all sales of perfumes and cosmetics bearing the Dior, Guerlain, Givenchy and Kenzo brands over all worldwide eBay websites to the extent that they are accessible from France. We appealed this decision, and in September 2010, the Paris Court of Appeal reduced the damages award to EUR 5.7 million and modified the injunction. We further appealed this decision to the French Supreme Court, and in May 2012, the French Supreme Court ruled that the appeal court should not have assumed jurisdiction upon activity that took place on the eBay.com site and that the injunction was too broad insofar as it did not exclude private sales. The court also noted that the appeal court had not sufficiently dealt with assertions that the plaintiffs' distribution contracts were not valid. Those matters were remanded to the Paris Court of Appeal. In 2009, plaintiffs filed an action regarding our compliance with the original injunction, and in November 2009, the court awarded the plaintiffs EUR 1.7 million (the equivalent of EUR 2,500 per day) and indicated that as a large Internet company we should do a better job of enforcing the injunction. Parfums Christian Dior has filed another motion relating to our compliance with the injunction. We have taken measures to comply with the injunction and have appealed these rulings, noting, among other things, the modification of the initial injunction. In light of the French Supreme Court ruling mentioned above, we asked the court to stay proceedings with respect to enforcement of the injunction pending the retrial of the matters on appeal, and this request has been granted. However, these and similar suits may force us to modify our business practices, which could lower our revenue, increase our costs, or make our websites less convenient to our customers. Any such results could materially harm our business. Other brand owners have also filed suit against us or have threatened to do so in numerous different jurisdictions, seeking to hold us liable for, among other things, alleged counterfeit items listed on our websites by third parties, “tester” and other not for resale consumer products listed on our websites by third parties, alleged misuse of trademarks in listings, alleged violations of selective distribution channel laws, alleged violations of parallel import laws, alleged non-compliance with consumer protection laws and in connection with paid search advertisements. We have prevailed in some of these suits, lost in others, and many are in various stages of appeal. We continue to believe that we have meritorious defenses to these suits and intend to defend ourselves vigorously.

In May 2009, the U.K. High Court of Justice ruled in the case filed by L'Oréal SA, Lancôme Parfums et Beauté & Cie, Laboratoire Garnier & Cie and L'Oréal (UK) Ltd against eBay International AG, other eBay companies, and several eBay sellers (No. HC07CO1978) that eBay was not jointly liable with the seller co-defendants as a joint tortfeasor, and indicated that it would certify to the European Court of Justice ("ECJ") questions of liability for the use of L'Oréal trademarks, hosting liability, and the scope of a possible injunction against intermediaries. On July 12, 2011 the ECJ ruled on the questions certified by the U.K. High Court of Justice. It held that (a) brand names could be used by marketplaces as keywords for paid search advertising without violating a trademark owner's rights if it were clear to consumers that the goods reached via the key word link were not being offered by the trademark owner or its designees but instead by third parties, (b) that marketplaces could invoke the limitation from liability provided by Article 14 of the ecommerce directive if they did not take such an active role with respect to the listings in question that the limitation would not be available, but that even where the limitation was available, the marketplace could be liable if it had awareness (through notice or its own investigation) of the illegality of the listings, (c) that a marketplace would be liable in a specific jurisdiction only if the offers on the website at issue were targeting that jurisdiction, a question of fact, (d) that injunctions may be issued to a marketplace in connection with infringing third party content, but that such injunctions must be proportionate and not block legitimate trade and (e) that trademark rights can only be evoked by a rights owner as a result of a seller's commercial activity as opposed to private activity. The matter was set to return to the U.K. High Court of Justice for further action in light of the ECJ opinion. However, we have entered into a Cooperation and Settlement Agreement with L'Oréal and the other parties to the suit, under which all pending litigation is terminated, including other pending cases in Europe regarding the question of liability for third party content on our websites.

eBay's Korean subsidiary, IAC (which has merged into Gmarket and is now named eBay Korea), has notified its approximately 20 million users of a January 2008 data breach involving personally identifiable information including name, address, resident registration number and some transaction and refund data (but not including credit card information or real time banking information). Approximately 149,000 users sued IAC over this breach in several lawsuits in Korean courts and more may do so in the future (including after final determination of liability). Trial for a group of representative suits began in August 2009 in the Seoul Central District Court, and trial for other suits began later in the Seoul Central District Court. There is some precedent in Korea for a court to grant “consolation money” for data breaches without a specific finding of harm from the breach. Such precedents have involved payments of up to approximately $200 per user. In January 2010, the Seoul Central District Court ruled that IAC had met its obligations with respect to defending the website from intrusion and, accordingly, had no liability for the breach. This January 2010 ruling was appealed by approximately 34,000 plaintiffs to the Seoul High Court.

In September 2012, the Seoul High Court announced its decision upholding the Seoul Central District Court's January 2010 decision for three cases involving 55 plaintiffs (who did not appeal to the Korea Supreme Court). During 2013, the Seoul High Court upheld the Seoul Central District Court's January 2010 ruling in another 18 cases involving 33,795 plaintiffs. The Seoul High Court's decision in 10 of these 18 cases has been appealed by 33,215 plaintiffs to the Korea Supreme Court, and there was no appeal in the eighty other cases. Currently, the Korea Supreme Court is reviewing a total of 11 cases with 33,218 plaintiffs, including one case appealed from the Daegu High Court. In January 2013, the Seoul Western District Court ruled in favor of IAC with respect to two cases filed by 2,291 plaintiffs by following the Seoul Central District Court's January 2010 ruling, and 2,284 plaintiffs proceeded to appeal the January 2013 decision of the Seoul Western District Court to the Seoul High Court. We expect decisions in these cases in late 2014.

General Matters

Other third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We are subject to patent disputes, and expect that we will increasingly be subject to additional patent infringement claims involving various aspects of our Marketplaces, Payments and Enterprise (formerly known as GSI) businesses as our services continue to expand in scope and complexity. Such claims may be brought directly against our companies and/or against our customers (who may be entitled to contractual indemnification under their contracts with us), and we are subject to increased exposure to such claims as a result of our recent acquisitions, particularly in cases where we are entering into new businesses in connection with such acquisitions. We have in the past been forced to litigate such claims. We may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act, the Lanham Act and the Communications Decency Act are interpreted by the courts, and as we expand the scope of our business (both in terms of the range of products and services that we offer and our geographical operations) and become subject to laws in jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves are either unclear or less favorable. We believe that additional lawsuits alleging that we have violated patent, copyright or trademark laws will be filed against us. Intellectual property claims, whether meritorious or not, are time consuming and costly to defend and resolve, could require expensive changes in our methods of doing business, or could require us to enter into costly royalty or licensing agreements on unfavorable terms.

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

	High	Low
Year Ended December 31, 2013
First Quarter	$57.21	$50.11
Second Quarter	57.78	50.74
Third Quarter	57.38	49.99
Fourth Quarter	55.97	48.76

	High	Low
Year Ended December 31, 2012
First Quarter	$38.08	$30.16
Second Quarter	43.50	35.47
Third Quarter	50.83	38.60
Fourth Quarter	52.82	46.22
As of January 21, 2014, there were approximately 4,302 holders of record of our common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock.
Dividend Policy
We have never paid cash dividends on our stock and do not anticipate paying cash dividends in the foreseeable future.

Performance Measurement Comparison
The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on December 31, 2008 (the last trading day for the year ended December 31, 2008) in (i) our common stock, (ii) the Nasdaq Composite Index, (iii) the S&P 500 Index and (iv) the S&P North American Technology Internet Index (the successor to the GSTI Internet Index). The S&P North American Technology Internet Index is a modified-capitalization weighted index representing the Internet industry, including Internet software and services and Internet retail companies. Our stock price performance shown in the graph below is not indicative of future stock price performance.

The following graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any past or future filing with the SEC, except to the extent that such filing specifically states that such graph and related information are incorporated by reference into such filing.
Stock repurchase activity during the three months ended December 31, 2013 was as follows:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs (1)
October 31, 2013	1,800,000	$52.11	1,800,000	$801,084,261
November 30, 2013	2,903,000	$51.64	2,903,000	$651,183,990
December 31, 2013	200,000	$51.59	200,000	$640,866,320
	4,903,000		4,903,000

(1)
In June 2012, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to an additional $2 billion of our common stock, with no expiration from the date of authorization. The 2012 stock repurchase program is intended to offset the impact of dilution from our equity compensation programs. As of December 31, 2013, approximately $640 million remained for further repurchases of our common stock under the 2012 stock repurchase program. In addition, in January 2014, our board of directors authorized an additional $5 billion stock repurchase program. For further details on this stock repurchase program, please see "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Stock Repurchases.".

ITEM 6: SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and “Management's Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The consolidated statement of income data and the consolidated balance sheet data for the years ended, and as of, December 31, 2013, 2012, 2011, 2010 and 2009 are derived from our audited consolidated financial statements.

	Year Ended December 31,
	2013	2012	2011 (2)	2010	2009 (3)
	(In millions, except per share amounts)
Consolidated Statement of Income Data: (1)
Net revenues	$16,047	$14,072	$11,652	$9,156	$8,727
Gross profit	11,011	9,856	8,191	6,592	6,248
Income from operations	3,371	2,888	2,373	2,054	1,457
Income before income taxes	3,466	3,084	3,910	2,098	2,879
Net income	2,856	2,609	3,229	1,801	2,389
Net income per share:
Basic	$2.20	$2.02	$2.50	$1.38	$1.85
Diluted	$2.18	$1.99	$2.46	$1.36	$1.83
Weighted average shares:
Basic	1,295	1,292	1,293	1,306	1,290
Diluted	1,313	1,313	1,313	1,327	1,305

	As of December 31,
	2013	2012	2011	2010	2009
	(In millions)
Consolidated Balance Sheet Data: (1)
Cash and cash equivalents	$4,494	$6,817	$4,691	$5,577	$4,000
Short-term investments	4,531	2,591	1,238	1,045	944
Long-term investments	4,971	3,044	2,453	2,492	1,382
Working capital (4)	10,644	10,474	5,927	6,548	4,818
Total assets	41,488	37,074	27,320	22,004	18,408
Short-term debt	6	413	565	300	—
Long-term debt	4,117	4,106	1,525	1,494	—
Total stockholders' equity	23,647	20,865	17,930	15,302	13,788

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

Overview

We have three reportable business segments: Marketplaces, Payments and Enterprise. Our Marketplaces segment includes our eBay.com platform and its localized counterparts and our other online trading platforms, such as our online classifieds sites and StubHub. Our Payments segment is comprised of PayPal and Bill Me Later. Our Enterprise segment was added upon the completion of our acquisition of GSI Commerce, Inc. (GSI) on June 17, 2011. The results of our Enterprise segment have been included in our consolidated results of operations from the acquisition date.
In 2013, net revenues increased 14% to $16.0 billion compared to $14.1 billion in 2012, driven primarily by increases in net revenues from each of our business segments. We achieved an operating margin of 21% in each of 2013 and 2012. Our diluted earnings per share increased to $2.18 in 2013, a $0.19 increase per share compared to 2012, driven primarily by growth in 2013 net revenues partially offset by a higher effective tax rate. We generated cash flow from operations of approximately $5.0 billion in 2013 compared to $3.8 billion in 2012.

Our Marketplaces segment total net revenues increased $886 million, or 12%, in 2013 compared to 2012. The increase in total net revenues was driven primarily by an increase in GMV (as defined below) excluding vehicles of 13%, which was due to continued growth in the U.S. and internationally. Our Marketplaces segment operating margin increased 0.7 percentage points in 2013 compared to 2012 due primarily to marketing program efficiencies that were partially offset by continued investments in our site operations infrastructure and business initiatives.
Our Payments segment total net revenues increased $1.1 billion, or 19%, in 2013 compared to 2012. The increase in total net revenues was driven primarily by an increase in net TPV (as defined below) of 24% and strong growth in Bill Me Later. Our Payments segment operating margin decreased 0.4 percentage points in 2013 compared to 2012, due primarily to a lower take rate partially offset by operating efficiencies.
Our Enterprise segment total net revenues increased $29 million, or 3%, in 2013 compared to 2012. The increase in total net revenues was driven primarily by an increase in Merchandise Sales (as defined below) of 14% in 2013 compared to 2012. Our Enterprise segment operating margin decreased 3.6 percentage points for 2013 compared to 2012 due primarily to a lower take rate on Merchandise Sales as well as continued investment in our Enterprise commerce technologies.
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

We define GMV as the total value of all successfully closed items between users on our Marketplaces trading platforms (excluding eBay's classifieds websites, brands4friends and Shopping.com) during the applicable period, regardless of whether the buyer and seller actually consummated the transaction. We define net TPV as the total dollar volume of payments, net of payment reversals, successfully completed through our Payments networks, including Bill Me Later, during the period, excluding PayPal's payment gateway business. We define Merchant Services net TPV as the total dollar volume of payments, net of payment reversals, successfully completed through our Payments networks, including Bill Me Later, during the period, excluding PayPal’s payment gateway business and payments for transactions on our Marketplaces platform. We define on eBay net TPV as the total dollar volume of payments, net of payment reversals, successfully completed through our Payments networks, including Bill Me Later, during the period for transactions on our Marketplaces platform. We define Merchandise Sales as the retail value of all sales transactions, inclusive of freight charges and net of allowance for returns and discounts, which flow through our Enterprise Commerce Technologies whether we record the full amount of such transaction as a product sale or a percentage of such transaction as a service fee. We define ECV as the total commerce and payment volume across all three segments consisting of GMV, PayPal Merchant Services TPV and Merchandise Sales not earned on eBay or paid for via PayPal or Bill Me later during the period. ECV excludes volume transacted through the Magento platform.

Results of Operations

Summary of Net Revenues

We generate two types of net revenues: net transaction revenues and marketing services and other revenues. Our net transaction revenues are derived principally from listing fees and final value fees (which are fees payable on transactions closed on our Marketplaces trading platforms), fees paid by merchants for payment processing services and ecommerce service fees. Our marketing services revenues are derived principally from the sale of advertisements, revenue sharing arrangements, classifieds fees, marketing service fees and lead referral fees. Other revenues are derived principally from interest and fees earned on the Bill Me Later portfolio of receivables from loans, interest earned on certain PayPal customer account balances and fees from contractual arrangements with third parties that provide services to our users.

The following table sets forth the breakdown of net revenues by type and geography for the periods presented.

	Year Ended December 31,
	2013	2012	2011(1)
	(In millions, except percentage changes)
Net Revenues by Type:
Net transaction revenues
Marketplaces	$6,795	$6,078	$5,431
Payments	6,096	5,146	4,123
Enterprise	898	850	460
Total net transaction revenues	13,789	12,074	10,014
Marketing services and other revenues
Marketplaces	1,489	1,320	1,211
Payments	532	428	289
Enterprise	214	233	130
Corporate and other	55	39	8
Total marketing services and other revenues	2,290	2,020	1,638
Elimination of inter-segment net revenue (2)	(32)	(22)	—
Total net revenues	$16,047	$14,072	$11,652
Net Revenues by Geography:
U.S.	$7,712	$6,778	$5,484
International	8,335	7,294	6,168
Total net revenues	$16,047	$14,072	$11,652

(1)	Includes data for Enterprise since June 17, 2011, the date the acquisition of GSI was completed.

(2)	Represents net revenue generated between our reportable segments.

Revenues are attributed to U.S. and international geographies based primarily upon the country in which the seller, payment recipient, customer, website that displays advertising, or other service provider, as the case may be, is located.

Because we generated a majority of our net revenues internationally in recent periods, including the years ended December 31, 2013, 2012 and 2011, we are subject to the risks of doing business in foreign countries as discussed under “Item 1A: Risk Factors.” In that regard, fluctuations in foreign currency exchange rates impact our results of operations. We have a foreign exchange risk management program that is designed to reduce our exposure to fluctuations in foreign currencies; however, the effectiveness of this program in mitigating the impact of foreign currency fluctuations on our results of operations varies from period to period, and in any given period, our operating results are usually affected, sometimes significantly, by changes in currency exchange rates. Fluctuations in exchange rates also directly affect our cross-border revenue. We calculate the year-over-year impact of foreign currency movements on our business using prior period foreign currency rates applied to current year transactional currency amounts.

For the year ended December 31, 2013, foreign currency movements relative to the U.S. dollar positively impacted net revenues by approximately $24 million (inclusive of a $4 million negative impact from hedging activities relating to PayPal's net revenue) compared to the prior year. Foreign currency movements relative to the U.S. dollar for the year ended December 31, 2013 positively impacted Marketplaces net revenues by approximately $36 million and negatively impacted Payments and Enterprise net revenues by approximately $11 million and less than $1 million, respectively, compared to the prior year (inclusive of the impact of hedging activities, noted above, in the case of Payments net revenues).

For the year ended December 31, 2012, foreign currency movements relative to the U.S. dollar negatively impacted net revenues by approximately $206 million (inclusive of a $44 million positive impact from hedging activities relating to PayPal's net revenue) compared to the prior year. Foreign currency movements relative to the U.S. dollar for the year ended December 31, 2012 negatively impacted Marketplaces, Payments, and Enterprise net revenues by approximately $172 million, $33 million and $1 million, respectively, compared to the prior year (inclusive of the impact of hedging activities, noted above, in the case of Payments net revenues).

The following table sets forth, for the periods presented, certain key operating metrics that we believe are significant factors affecting our net revenues.

	Year Ended December 31,			Percent Change from	Percent Change from
	2013	2012	2011	2012 to 2013	2011 to 2012
	(In millions, except percentage changes)
Supplemental Operating Data:
Marketplaces Segment: (1)
GMV excluding vehicles (2)	$76,495	$67,763	$60,332	13%	12%
GMV vehicles only (3)	6,835	7,613	8,301	(10)%	(8)%
Total GMV (4)	$83,330	$75,376	$68,633	11%	10%
Payments Segment:
Merchant Services net TPV (5)	$125,281	$97,277	$77,700	29%	25%
On eBay net TPV (6)	$54,382	$47,660	$41,058	14%	16%
Net TPV (7)	$179,663	$144,937	$118,758	24%	22%
Enterprise Segment:
Merchandise Sales (8)	$4,180	$3,682	$2,046	14%	N/A

(1)	eBay's classifieds websites, brands4friends and Shopping.com are not included in these metrics.

(2)
Total value of all successfully closed transactions between users on Marketplaces trading platforms during the period regardless of whether the buyer and seller actually consummated the transaction, excluding vehicles gross merchandise volume.

(3)
Total value of all successfully closed vehicle transactions between users on Marketplaces trading platforms during the period regardless of whether the buyer and seller actually consummated the transaction.

(4)	Total value of all successfully closed items between users on eBay Marketplaces trading platforms during the period, regardless of whether the buyer and seller actually consummated the transaction.

(5)
Total dollar volume of payments, net of payment reversals, successfully completed through our Payments networks, including Bill Me Later, during the period, excluding PayPal’s payment gateway business and payments for transactions on our Marketplaces platform.

(6)
Total dollar volume of payments, net of payment reversals, successfully completed through our Payments networks, including Bill Me Later, during the period for transactions on our Marketplaces platform.

(7)
Total dollar volume of payments, net of payment reversals, successfully completed through our PayPal payments networks, including Bill Me Later during the period; excludes payments sent or received through PayPal’s payment gateway business.

(8)
Retail value of all sales transactions, inclusive of freight charges and net of allowance for returns and discounts, which flow through our Enterprise Commerce Technologies, whether we record the full amount of such transaction as a product sale or a percentage of such transaction as a service fee. Includes data for Enterprise since June 17, 2011, the date the acquisition of GSI was completed. Accordingly, the percent change in Enterprise's metrics between 2011 and 2012 is not meaningful.

Seasonality

The following table sets forth, for the periods presented, our total net revenues and the sequential quarterly movements of these net revenues:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In millions, except percentage changes)
2011 (1)
Net revenues	$2,546	$2,760	$2,966	$3,380
Percent change from prior quarter	2%	8%	7%	14%
2012
Net revenues	$3,277	$3,398	$3,404	$3,992
Percent change from prior quarter	(3)%	4%	—%	17%
2013
Net revenues	$3,748	$3,877	$3,892	$4,530
Percent change from prior quarter	(6)%	3%	—%	16%

(1)	Net revenues attributable to the Enterprise segment are reflected beginning from June 17, 2011 (the date the acquisition of GSI was completed).

We expect transaction activity patterns on our websites to mirror general consumer buying patterns. Our Enterprise segment is highly seasonal. The fourth calendar quarter typically accounts for a disproportionate amount of Enterprise's total annual revenue because consumers increase their purchases and businesses increase their advertising to consumers during the fourth quarter holiday season. We expect these trends to continue.

Marketplaces Net Transaction Revenues
Marketplaces net transaction revenues increased $717 million, or 12%, in 2013 compared to 2012, consistent with the increase in GMV excluding vehicles of 13% in 2013 compared to 2012. The increase in net transaction revenues and GMV excluding vehicles was due to continued growth in active users, mobile and the continued improvements in the customer experience. In addition, seller discounts and buyer loyalty programs had a negative impact on revenue growth.

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
Marketplaces net transaction revenues earned internationally totaled $3.8 billion, $3.4 billion and $3.1 billion in 2013, 2012 and 2011, respectively, representing 55%, 56% and 56% of total Marketplaces net transaction revenues in the respective periods. The decrease in international net transaction revenues as a percentage of total net transaction revenues during 2013 was due primarily to stronger growth in U.S. GMV relative to international GMV.

Payments Net Transaction Revenues

Payments net transaction revenues increased $950 million, or 18%, during 2013 compared to 2012, due primarily to net TPV growth of 24% offset by a lower take rate and the impact of foreign currency movements and hedging. The increase in net TPV was due primarily to growth in consumer and merchant adoption and use of PayPal both on and off eBay, while the lower take rate was due primarily to a shift to larger merchants who pay lower rates. Our Merchant Services net TPV increased 29% during 2013 compared to 2012 and represented 70% of PayPal's net TPV in 2013, compared with 67% in 2012. On eBay net TPV increased 14% during 2013 compared to 2012, and represented 30% of PayPal's net TPV in 2013.

Payments net transaction revenues increased $1 billion, or 25%, during 2012 compared to 2011, due primarily to net TPV growth of 22% and a higher take rate. The increase in net TPV was due primarily to growth in consumer and merchant adoption and use of PayPal both on and off eBay. Our Merchant Services net TPV increased 25% during 2012 compared to 2011, and represented 67% of PayPal's net TPV in 2012 compared with 65% in 2011. On eBay net TPV increased 16% during 2012 compared to 2011, and represented 33% of PayPal's net TPV in 2012. The increase in the take rate was driven primarily by foreign exchange income, gains from hedging activities and the full year impact from our acquisition of Zong (acquired in August 2011).
Payments net transaction revenues earned internationally totaled $3.4 billion, $2.8 billion and $2.2 billion in 2013, 2012 and 2011, representing 56%, 55% and 53% of total Payments net transaction revenues, respectively. The increase in international net transaction revenues as a percentage of total Payments net transaction revenues was due primarily to higher growth in Merchant Services net TPV outside the U.S. as we expanded merchant coverage and consumer share of checkout.

Enterprise Net Transaction Revenues

Enterprise net transaction revenues increased $48 million, or 6%, in 2013 compared to 2012, due primarily to an increase in Merchandise Sales of 14%, partially offset by a lower take rate.

Enterprise net transaction revenues were $850 million in 2012 and $460 million in 2011. Net transaction revenues attributable to the Enterprise segment for 2011 are reflected from June 17, 2011 (the date the acquisition of GSI was completed). Accordingly, comparisons of Enterprise's net transaction revenues for 2012 to 2011 are not meaningful.

Marketing Services and Other Revenues

Marketing services and other revenues increased $270 million, or 13%, in 2013 compared to 2012, and represented 14% of total net revenues for both periods. The increase in marketing services and other revenues was due primarily to growth in our Bill Me Later portfolio of receivables from loans, as well as increased revenue from our advertising business.

Marketing services and other revenues increased $382 million, or 23%, in 2012 compared to 2011, and represented 14% of total net revenues for both periods. The increase in marketing services and other revenues was due primarily to growth in our Bill Me Later portfolio of receivables from loans, as well as increased revenue from our advertising business.

Summary of Cost of Net Revenues

The following table summarizes changes in cost of net revenues for the periods presented:

	Year Ended December 31,			Change from 2012 to 2013		Change from 2011 to 2012
	2013	2012	2011	in Dollars	in %	in Dollars	in %
	(In millions, except percentages)
Cost of net revenues:
Marketplaces	$1,520	$1,273	$1,210	$247	19%	$63	5%
As a percentage of total Marketplaces net revenues	18.3%	17.2%	18.2%
Payments	2,675	2,209	1,866	466	21%	343	18%
As a percentage of total Payments net revenues	40.4%	39.6%	42.3%
Enterprise (1)	821	696	374	125	18%	322	N/A
As a percentage of total Enterprise net revenues	73.8%	64.2%	63.4%
Corporate and other	20	38	11	(18)	(47)%	27	N/A
Total cost of net revenues	$5,036	$4,216	$3,461	$820	19%	$755	22%
As a percentage of net revenues	31.4%	30.0%	29.7%

(1)
Cost of net revenues attributable to the Enterprise segment for 2011 are reflected from June 17, 2011 (the date the acquisition of GSI was completed). Accordingly, the percent changes in Enterprise's cost of revenues between 2011 and 2012 are not meaningful.

Cost of net revenues consists primarily of costs associated with payment processing, customer support, site operations, fulfillment and interest expense on borrowings incurred to finance Bill Me Later's portfolio of loan receivables. Significant components of these costs include bank transaction fees, credit card interchange and assessment fees, interest expense on indebtedness incurred to finance the purchase of consumer loan receivables related to Bill Me Later accounts, employee compensation, contractor costs, facilities costs, depreciation of equipment and amortization expense.

Marketplaces

Marketplaces cost of net revenues increased $247 million, or 19%, in 2013 compared to 2012. The increase was due primarily to the growth in GMV. Marketplaces cost of net revenues as a percentage of Marketplaces net revenues increased by 1.1 percentage points during 2013 compared to 2012 due primarily to our investment in site operations infrastructure and customer support programs.

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

Payments

Payments cost of net revenues increased $466 million, or 21%, in 2013 compared to 2012 due primarily to the impact of growth in net TPV and growth in our customer support initiatives. Payments cost of net revenues as a percentage of Payments net revenues increased by 0.8 percentage points during 2013 compared to 2012 due primarily to these same factors.

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

Enterprise

Enterprise cost of net revenues increased $125 million, or 18%, during 2013 compared to 2012 due primarily to the impact of growth in Merchandise Sales as well as amortization expense driven by the initial roll out of the new suite of commerce technologies. Enterprise cost of net revenues as a percentage of Enterprise net revenues increased by 9.6 percentage points during 2013 compared to 2012 due primarily to these same factors.

Enterprise cost of net revenues were $696 million during 2012 and $374 million in 2011. Cost of net revenues attributable to the Enterprise segment for 2011 are reflected from June 17, 2011 (the date the acquisition of GSI was completed). Accordingly, comparisons with Enterprise's cost of revenues for 2012 to 2011 are not meaningful.

Summary of Operating Expenses, Non-Operating Items and Provision for Income Taxes

The following table summarizes changes in operating expenses, non-operating items and provision for income taxes for the periods presented:

	Year Ended December 31,			Change from 2012 to 2013		Change from 2011 to 2012
	2013	2012	2011	in Dollars	in %	in Dollars	in %
	(In millions, except percentage changes)
Sales and marketing	$3,060	$2,913	$2,435	$147	5%	$478	20%
Product development	1,768	1,573	1,235	195	12%	338	27%
General and administrative	1,703	1,567	1,364	136	9%	203	15%
Provision for transaction and loan losses	791	580	517	211	36%	63	12%
Amortization of acquired intangible assets	318	335	267	(17)	(5)%	68	25%
Interest and other, net	95	196	1,537	(101)	(52)%	(1,341)	(87)%
Provision for income taxes	(610)	(475)	(681)	(135)	28%	206	(30)%

The following table summarizes operating expenses, non-operating items and provision for income taxes as a percentage of net revenues for the periods presented:

	Year Ended December 31,
	2013	2012	2011
Sales and marketing	19%	21%	21%
Product development	11%	11%	11%
General and administrative	11%	11%	12%
Provision for transaction and loan losses	5%	4%	4%
Amortization of acquired intangible assets	2%	2%	2%
Interest and other, net	1%	1%	13%
Provision for income taxes	4%	3%	6%

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

Sales and marketing expense increased by $147 million, or 5%, in 2013 compared to 2012. The increase in sales and marketing expense was due primarily to higher employee-related expenses (including consultant costs, facility costs and equipment-related costs), partially offset by a decrease in professional services fees and marketing program efficiencies. The decrease in marketing program costs was due primarily to a shift in focus from customer acquisition to customer retention (for which certain associated expenses are recorded as a reduction in revenue instead of sales and marketing expense). Sales and marketing expense as a percentage of net revenues were 19% and 21% in 2013 and 2012, respectively.

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

Product Development

Product development expenses consist primarily of employee compensation, contractor costs, facilities costs and depreciation on equipment. Product development expenses are net of required capitalization of major site and other product development efforts, including the development of our next generation platform architecture, migration of certain platforms, seller tools and Payments services projects. Our top technology priorities include mobile, user experience, search, platform and new products such as payment code and those that allow us to continue pursuing our omnichannel strategy. Capitalized internal use and website development costs were $299 million, $285 million and $212 million in 2013, 2012 and 2011, respectively, and are primarily reflected as a cost of net revenues when amortized in future periods.

Product development expenses increased by $195 million, or 12%, in 2013 compared to 2012. The increase was due primarily to higher employee-related costs (including consultant costs, facility costs and equipment-related costs) driven by increased investment in platform, search, mobile and offline, as well as an increase in professional service fees. Product development expenses as a net percentage of revenues were 11% in both 2013 and 2012.
Product development expenses increased by $338 million, or 27%, in 2012 compared to 2011. The increase was due primarily to higher employee-related costs (including consultant costs, facility costs and equipment-related costs) driven by increased investment in platform, search, mobile and offline and the impact from acquisitions, primarily GSI. Product development expenses as a net percentage of revenues were 11% in both 2012 and 2011.

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

General and administrative expenses increased $136 million, or 9%, in 2013 compared to 2012. The increase was due primarily to higher employee-related costs (including consultant costs, facility costs and equipment-related costs) and an increase in professional service fees partially offset by a decrease in restructuring costs. General and administrative expenses as a percentage of net revenues were 11% in both 2013 and 2012.

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

Provision for Transaction and Loan Losses

Provision for transaction and loan losses consists primarily of transaction loss expense associated with our customer protection programs, fraud, chargebacks and merchant credit losses, bad debt expense associated with our accounts receivable balances and loan losses associated with our loan receivables balances. We expect our provision for transaction and loan loss expense to fluctuate depending on many factors, including macroeconomic conditions, our customer protection programs and the impact of regulatory changes.
Provision for transaction and loan losses increased by $211 million, or 36%, in 2013 compared to 2012. This increase was attributable to both our Marketplaces and Payments segments. Provision for transaction and loan loss expense as a percentage of net revenues was 5% and 4% in 2013 and 2012, respectively.
Marketplaces provision for transaction losses increased by $62 million, or 36%, in 2013 compared to 2012. This increase was due primarily to higher transaction volume. The volume increase in the transaction losses was due primarily to an increase in the number of cases being opened under our eBay Buyer Protection Program as a result of our recently simplified process for users to file claims which resulted in higher transaction losses.
Payments provision for transaction and loan losses increased by $149 million, or 38%, in 2013 compared to 2012. This increase was due primarily to higher PayPal transaction losses driven by higher transaction volume, due to the introduction of new products, initiatives to enhance customers' experience, and growth in active registered accounts. The increase is also due to growth in our Bill Me Later portfolio of receivables from consumer loans. Modifications to our Bill Me Later acceptable risk parameters did not have a material impact on our provision for loan losses.
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

Amortization of acquired intangible assets decreased by $17 million, or 5%, in 2013 compared to 2012.

Amortization of acquired intangible assets increased by $68 million, or 25%, in 2012 compared to 2011. The increase in amortization of acquired intangible assets was due to the impact of acquisitions, primarily GSI.

Interest and Other, Net

Interest and other, net, primarily consists of interest earned on cash, cash equivalents and investments, as well as foreign exchange transaction gains and losses, our portion of operating results from investments accounted for under the equity method of accounting, investment gain/loss on acquisitions, and interest expense, consisting of interest charges on any amounts borrowed and commitment fees on unborrowed amounts under our credit agreement and interest expense on our outstanding debt securities and commercial paper, if any. Interest and other, net excludes interest expense on borrowings incurred to finance Bill Me Later's portfolio of loan receivables, which is included in cost of net revenues (see "Note 18 - Interest and Other, Net" to the consolidated financial statements included in this report for more information).

Interest and other, net, decreased $101 million in 2013 compared to 2012. The decrease in interest and other, net was due primarily to a gain on a divested business of $118 million in 2012 and an increase in interest expense as a result of our issuance of $3 billion of senior notes in July 2012. The decrease was partially offset by a gain on the sale of our investments in RueLaLa and ShopRunner in September 2013.

Interest and other, net, decreased $1.3 billion in 2012 compared to 2011. The decrease in interest and other, net was due primarily to an investment gain of approximately $1.7 billion associated with the sale of our remaining 30% equity interest in Skype in 2011. The decrease in interest and other, net was partially offset by a gain on the divestiture of a business, a favorable impact from the foreign currency activity, favorable resolution of an indirect tax dispute and higher interest income from investments.

Provision for Income Taxes

Our effective tax rate was 18% in 2013 compared to 15% in 2012. The increase in our effective tax rate during 2013 compared to 2012 was due primarily to increases in foreign earnings subject to U.S. tax and the repayment of the Kynetic note receivable and the sale of our investments in RueLaLa and ShopRunner in 2013.

Our effective tax rate was 15% in 2012 compared to 17% in 2011. The decrease in our effective tax rate during 2012 compared to 2011 was due primarily to U.S. taxes on the sale of our remaining equity interest in Skype in 2011 and the favorable impact from the sale of Rent.com in 2012.

Our relative pretax earnings and revenues attributable to the U.S. as compared to the rest of the world may differ over time.  For the year ended December 31, 2013, our U.S. share of pretax income and net revenues was 17.1% and 48.1%, respectively.  For the year ended December 31, 2012, our U.S. share of pretax income and net revenues was 19.6% and 48.2%, respectively. The difference in relative pretax income and net revenues attributable to the U.S., as compared to the rest of the world for both 2013 and 2012, was primarily related to our Enterprise segment, which has lower U.S. based operating margins and higher amortization of U.S. based intangible assets, larger stock-based compensation expense recorded in the U.S. for U.S. based employees, overhead related to our corporate operations which are primarily U.S. based and higher average margins earned by non-U.S. businesses.

Our provision for income taxes differs from the provision computed by applying the U.S. federal statutory rate of 35% due primarily to lower tax rates associated with certain earnings from our operations in certain lower-tax jurisdictions outside the U.S. The impact on our provision for income taxes of foreign income being taxed at different rates than the U.S. federal statutory rate was a benefit of approximately $607 million in 2013, and $617 million in 2012 and $772 million in 2011, net of a $321 million charge for U.S. taxes on the sale of Skype. We benefit from tax rulings concluded in several different jurisdictions, most significantly Switzerland, Singapore and Luxembourg. These rulings provide for significantly lower rates of taxation on certain classes of income and require various thresholds of investment and employment in those jurisdictions. We evaluate compliance with our tax ruling agreements annually. The cash benefit of these reduced rates totaled approximately $540 million in 2013, $439 million in 2012 and $697 million in 2011. The foreign jurisdictions with lower tax rates that had the most significant impact on our provision for income taxes in the periods presented include Switzerland, Singapore and Luxembourg. See "Note 16 - Income Taxes" to the consolidated financial statements included in this report for more information on our tax rate reconciliation.

Our provision for income taxes is volatile and, in general, is adversely impacted by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates. Our provision for income taxes does not include provisions for U.S. income taxes and foreign withholding taxes associated with the repatriation of a substantial portion of undistributed earnings of certain foreign subsidiaries because we intend to reinvest those earnings indefinitely in our foreign subsidiaries. If these earnings were distributed into the U.S. in the form of dividends to eBay companies domiciled in the U.S. or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries including Switzerland, Singapore and Luxembourg, is subject to reduced tax rates. Our failure to meet these commitments could adversely impact our provision for income taxes. Additionally, please see the information in "Item 1A: Risk Factors" under the caption "We may have exposure to greater than anticipated tax liabilities."

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

Liquidity and Capital Resources

Cash Flows

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Net cash provided by (used in):
Operating activities	4,995	3,838	3,274
Investing activities	(6,012)	(3,763)	(3,307)
Financing activities	(1,354)	1,951	(838)
Effect of exchange rates on cash and cash equivalents	48	100	(15)
Net increase/(decrease) in cash and cash equivalents	(2,323)	2,126	(886)

Operating Activities

We generated cash from operating activities of $5.0 billion, $3.8 billion and $3.3 billion in 2013, 2012 and 2011, respectively. The increase in cash provided by operating activities in 2013 as compared to 2012 is due primarily to higher net income driven by higher revenues, increases in non-cash charges to net income related to our provision for transaction and loan losses and depreciation and amortization and lower cash paid for income taxes.

The increase in cash provided by operating activities in 2012 compared to 2011 was due primarily to higher income from operations resulting from growth in revenues.

Cash paid for income taxes in 2013, 2012 and 2011 was $466 million, $789 million and $373 million, respectively.

Investing Activities

The net cash used in investing activities of $6.0 billion in 2013 was due primarily to net cash paid for purchases of investments of $7.5 billion, purchases of property and equipment of $1.3 billion and the purchase of consumer loan receivables (net of collections and charge-offs) originated through our Bill Me Later merchant network of $794 million, partially offset by proceeds of $3.9 billion for sales of investments.

The net cash used in investing activities of $3.8 billion in 2012 was due primarily to net cash paid for purchases of investments of $3.1 billion, purchases of property and equipment, of $1.3 billion and the purchase of consumer loan receivables (net of collections) originated through our Bill Me Later merchant network of $727 million, partially offset by proceeds of $1.4 billion for sales of investments.

Financing Activities

The net cash used in financing activities of $1.4 billion in 2013 was due primarily to cash outflows of $1.3 billion to repurchase our common stock, $400 million for the net repayment of debt and $267 million paid for tax withholdings related to net share settlements of restricted stock units. These cash outflows were partially offset by inflows of $437 million from the issuance of common stock in connection with the exercise of stock options and our employee stock purchase plan, and $201 million in excess tax benefits from stock-based compensation.

The net cash provided by financing activities of $2.0 billion in 2012 was due primarily to cash inflows of approximately $3.0 billion from the issuance of senior notes, $483 million from the issuance of common stock in connection with the exercise of stock options and our employee stock purchase plan, and $130 million in excess tax benefits from stock-based compensation. These cash inflows were partially offset by outflows of $898 million in cash paid to repurchase our common stock, $550 million for the net repayment of commercial paper, and $186 million in cash paid for tax withholdings related to net share settlements of restricted stock units. We used a portion of the net proceeds from the issuance of our senior notes to repay the commercial paper referred to above.
The positive effect of currency exchange rates on cash and cash equivalents during 2013 was due to the weakening of the U.S. dollar against certain foreign currencies, primarily the Euro. The positive effect of currency exchange rates on cash and cash equivalents during 2012 was due to the weakening of the U.S. dollar against certain foreign currencies, primarily the British pound and the Euro. The negative effect of currency exchange rates on cash and cash equivalents during 2011 was due to the strengthening of the U.S. dollar against certain foreign currencies, primarily the Euro.

Stock Repurchases

In June 2012, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $2 billion of our common stock, with no expiration from the date of authorization. The stock repurchase program is intended to offset the impact of dilution from our equity compensation programs. During 2013, we repurchased approximately $1.3 billion of our common stock under this stock repurchase program. As of December 31, 2013, approximately $640 million remained for further repurchases of our common stock under the 2012 stock repurchase program.

In addition, in January 2014, our board of directors authorized an additional $5 billion stock repurchase program.  This new stock repurchase program, together with $640 million remaining under our prior stock repurchase program authorized in June 2012, brings the total repurchase authorization, as of January 2014, to $5.6 billion.  In addition to continuing to repurchase shares to offset dilution from our equity compensation programs, we expect, subject to market conditions and other factors, to make opportunistic repurchases of our common stock to reduce outstanding share count.  Any share repurchases under our stock repurchase programs may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means at times and in such amounts as management deems appropriate and may be funded from our working capital or other financing alternatives. Our stock repurchase programs may be limited or terminated at any time without prior notice. The timing and actual number of shares repurchased will depend on a variety of factors including corporate and regulatory requirements, price and other market conditions and management's determination as to the appropriate use of our cash.

Shelf Registration Statement

At December 31, 2013, we had an effective shelf registration statement on file with the Securities and Exchange Commission that allows us to issue various types of debt securities, such as fixed or floating rate notes, U.S. dollar or foreign currency denominated notes, redeemable notes, global notes, and dual currency or other indexed notes. Issuances under the shelf registration statement will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. The registration statement does not limit the amount of debt securities that may be issued thereunder. Our ability to issue debt securities is subject to market conditions and other factors impacting our borrowing capacity, including our credit ratings and compliance with the covenants in our credit agreement.

We issued $3 billion of senior notes in an underwritten public offering in July 2012. These senior notes remain outstanding and consist of $250 million aggregate principal amount of 0.70% notes due 2015, $1 billion aggregate principal amount of 1.35% notes due 2017, $1 billion aggregate principal amount of 2.60% notes due 2022 and $750 million aggregate principal amount of 4.00% notes due 2042. In addition, we have an additional $1.1 billion of senior notes outstanding that were issued under a prior shelf registration statement consisting of $600 million aggregate principal amount of 1.625% notes due 2015 and $500 million aggregate principal amount of 3.250% notes due 2020.

The indenture pursuant to which the notes were issued includes customary covenants that, among other things, limit our ability to incur, assume or guarantee debt secured by liens on specified assets or enter into sale and lease-back transactions with respect to specified properties, and also includes customary events of default.
Commercial Paper
We have a $2 billion commercial paper program pursuant to which we may issue commercial paper notes with maturities of up to 397 days from the date of issue in an aggregate principal amount of up to $2 billion at any time outstanding. As of December 31, 2013, there were no commercial paper notes outstanding. We may elect, subject to market conditions, to issue commercial paper notes from time to time in the future.
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

As of December 31, 2013, no borrowings or letters of credit were outstanding under our $3 billion credit agreement. However, as described above, we have a $2 billion commercial paper program and we maintain $2 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due. Accordingly, at December 31, 2013, $1 billion of borrowing capacity was available for other purposes permitted by the credit agreement.

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

We were in compliance with all covenants in our outstanding debt instruments for the period ended December 31, 2013.

Other Indebtedness

In addition to the debt described above, as of December 31, 2013, we had $17 million of borrowings outstanding under our overdraft facilities, notes payable of $12 million and capital lease obligations of $5 million.
Commitments and Contingencies

As of December 31, 2013, approximately $15.5 billion of unused credit was available to Bill Me Later accountholders. While this amount represents the total unused credit available, we have not experienced, and do not anticipate, that all of our Bill Me Later accountholders will access their entire available credit at any given point in time. In addition, the individual lines of credit that make up this unused credit are subject to periodic review and termination by the chartered financial institution that is the issuer of Bill Me Later credit products based on, among other things, account usage and customer creditworthiness. When a consumer makes a purchase using a Bill Me Later credit product, the chartered financial institution extends credit to the consumer, funds the extension of credit at the point of sale and advances funds to the merchant. We subsequently purchase the consumer receivables related to the consumer loans, and as result of that purchase, bear the risk of loss in the event of loan defaults. In addition, we subsequently sell a participation interest in the entire pool of consumer loans to the chartered financial institution that extended the consumer loans. Although the chartered financial institution continues to own each customer account, Bill Me Later is responsible for all servicing functions related to the customer account balances. As of December 31, 2013, the total outstanding balance of this pool of consumer loans was $2.9 billion, of which the chartered financial institution owns a participation interest of $65 million, or 2.25% of the total outstanding balance of consumer receivables at that date.

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

Payments Due During the Year Ending December 31,	Debt/Capital Leases	Leases	Purchase Obligations	Total
	(In millions)
2014	$104	$110	$75	$289
2015	949	101	13	1,063
2016	86	76	4	166
2017	1,086	59	4	1,149
2018	73	40	4	117
Thereafter	3,086	53	—	3,139
	$5,384	$439	$100	$5,923

The significant assumptions used in our determination of amounts presented in the above table are as follows:

•
Debt and capital lease amounts include the principal and interest amounts of the respective debt instruments and the present value of capital lease payments. For additional details related to our debt, please see “Note 10 – Debt” to the consolidated financial statements included in this report. This table does not reflect any amounts payable under our $3 billion revolving credit facility or $2 billion commercial paper program, for which no borrowings were outstanding as of December 31, 2013.

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

As we are unable to reasonably predict the timing of settlement of liabilities related to unrecognized tax benefits, net, the table does not include $369 million of such non-current liabilities included in deferred and other tax liabilities recorded on our consolidated balance sheet as of December 31, 2013.

Liquidity and Capital Resource Requirements

At December 31, 2013, we had assets classified as cash and cash equivalents, as well as short and long-term non-equity investments, in an aggregate amount of $12.8 billion, compared to $11.5 billion at December 31, 2012. At December 31, 2013, this amount included assets held in certain of our foreign operations totaling approximately $9.7 billion. If these assets were distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances. We actively monitor all counterparties that hold these assets, primarily focusing on the safety of principal and secondarily improving yield on these assets. We diversify our cash and cash equivalents and investments among various counterparties in order to reduce our exposure should any one of these counterparties fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments; however, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets. At any point in time we have funds in our operating accounts and customer accounts that are deposited with third party financial institutions.

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

Off-Balance Sheet Arrangements

As of December 31, 2013, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

In Europe, we have two cash pooling arrangements with a financial institution for cash management purposes. These arrangements allow for cash withdrawals from this financial institution based upon our aggregate operating cash balances held in Europe within the same financial institution (“Aggregate Cash Deposits”). These arrangements also allow us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income. As of December 31, 2013, we had a total of $3.1 billion in cash withdrawals offsetting our $3.1 billion in Aggregate Cash Deposits held within the same financial institution under these cash pooling arrangements.

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

In 2012, PayPal's California regulator, the Division of Financial Institutions under the California Department of Business Oversight, notified PayPal that PayPal's practice of holding the funds underlying U.S. customer balances as an agent on behalf of its customers, rather than as owner of those funds, meant that PayPal could not treat those funds as liquid assets for purposes of the liquidity rules applicable to California money transmitter licensees. Based on changes to our U.S. PayPal user agreement effective November 1, 2012, PayPal began holding U.S. customer balances as direct claims against PayPal, rather than as an agent or custodian on behalf of such PayPal customers.  As a result, effective November 1, 2012, all U.S. PayPal customer balances, which were previously not reflected on our consolidated balance sheet, have been reflected as assets in our consolidated balance sheet under “Funds receivable and customer accounts,” with an associated liability under “Funds payable and amounts due to customers.” Following this change, PayPal now holds all customer balances (both in the U.S. and internationally) as direct claims against PayPal.

Indemnification Provisions

In the ordinary course of business, we have included limited indemnification provisions in certain of our agreements with parties with which we have commercial relations, including our standard marketing, promotions and application-programming-interface license agreements. Under these contracts, we generally indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with claims by a third party with respect to our domain names, trademarks, logos and other branding elements to the extent that such marks are applicable to our performance under the subject agreement. In certain cases we have agreed to provide indemnification for intellectual property infringement. Our Enterprise business has provided in many of its major ecommerce agreements an indemnity for other types of third-party claims, which are indemnities mainly related to various intellectual property rights, and we have provided similar indemnities in a limited number of agreements for our other businesses. In our PayPal business, we have provided an indemnity to our payment processors in the event of certain third-party claims or card association fines against the processor arising out of conduct by PayPal or PayPal customers. PayPal has also provided a limited indemnity to merchants using its retail point of sale payment services and to manufacturers of its point of sale devices (e.g., the PayPal Here devices and the Beacon device). In addition, Bill Me Later has provided indemnification provisions in its agreements with the chartered financial institutions that issue its credit products. It is not possible to determine the maximum potential loss under these indemnification provisions due to our limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, losses recorded in our consolidated statement of income in connection with our indemnification provisions have not been material, either individually or collectively.

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
An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. We believe the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of our consolidated financial statements. The following descriptions of critical accounting policies, judgments and estimates should be read in conjunction with our consolidated financial statements and related notes and other disclosures included in this report.
Provision for Transaction and Loan Losses
Provision for transaction and loan losses consists primarily of transaction loss expense associated with our customer protection programs, fraud, chargebacks and merchant credit losses, bad debt expense associated with our accounts receivable balances and loan losses associated with our loan receivables balances. We expect our provision for transaction and loan loss expense to fluctuate depending on many factors, including macroeconomic conditions, our customer protection programs and the impact of regulatory changes.

The following table illustrates the provision for transaction and loan losses as a percentage of net revenues for 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
	(In millions, except percentages)
Net revenues	$16,047	$14,072	$11,652
Provision for transaction and loan losses	$791	$580	$517
Provision for transaction and loan losses as a % of net revenues	4.9%	4.1%	4.4%
Determining appropriate allowances for these losses is an inherently uncertain process and is subject to numerous estimates and judgments, and ultimate losses may vary from the current estimates. We regularly update our allowance estimates as new facts become known and events occur that may impact the settlement or recovery of losses. The allowances are maintained at a level we deem appropriate to adequately provide for losses incurred at the balance sheet date. An aggregate 50 basis point deviation from our provision for transaction and loan losses as a percentage of net revenues would have resulted in an increase or decrease in operating income of approximately $80 million in 2013, resulting in an approximate $0.04 change in diluted earnings per share.
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
From time to time, we are involved in disputes and regulatory inquiries that arise in the ordinary course of business. We are currently involved in legal proceedings, some of which are discussed in “Item 1A: Risk Factors,” “Item 3: Legal Proceedings” and “Note 11 - Commitments and Contingencies” to the consolidated financial statements included in this report. We believe that we have meritorious defenses to the claims against us, and we intend to defend ourselves vigorously. However, even if successful, our defense against certain actions will be costly and could require significant amounts of management's time and result in the diversion of significant operational resources. If the plaintiffs were to prevail on certain claims, we might be forced to pay significant damages and licensing fees, modify our business practices or even be prohibited from conducting a significant part of our business. Any such results could materially harm our business and could result in a material adverse impact on the financial position, results of operations or cash flows of any or all of our business segments.
Accounting for Income Taxes
Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective government taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties. We review our tax positions quarterly and adjust the balances as new information becomes available. Our income tax rate is significantly affected by the tax rates that apply to our foreign earnings. In addition to local country tax laws and regulations, our income tax rate depends on the extent that our earnings are indefinitely reinvested outside the U.S. Indefinite reinvestment is determined by management's judgment about and intentions concerning our future operations. At December 31, 2013, $14.0 billion of earnings had been indefinitely reinvested outside the U.S., primarily in active non-U.S. business operations. We do not intend to repatriate these earnings to fund U.S. operations and, accordingly, we do not provide for U.S. federal income and foreign withholding tax on these earnings.

Deferred tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely heavily on estimates that are based on a number of factors, including our historical experience and short-range and long-range business forecasts. At December 31, 2013, we had a valuation allowance on certain loss carryforwards based on our assessment that it is more likely than not that the deferred tax asset will not be realized.

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
The following table illustrates our effective tax rates for 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
	(In millions, except percentages)
Provision for income taxes	$610	$475	$681
As a % of income before income taxes	18%	15%	17%
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

Based on our results for the year ended December 31, 2013, a one-percentage point change in our provision for income taxes as a percentage of income before taxes would have resulted in an increase or decrease in the provision of approximately $35 million, resulting in an approximate $0.03 change in diluted earnings per share.

Revenue Recognition

We may enter into certain revenue transactions, primarily related to arrangements in our Enterprise segment and certain advertising contracts, that are considered multiple element arrangements (arrangements with more than one deliverable). We also may enter into arrangements to purchase goods and/or services from certain customers. As a result, significant interpretation and judgment is sometimes required to determine the appropriate accounting for these transactions including: (1) how the arrangement consideration should be allocated among potential multiple deliverables; (2) developing an estimate of the stand-alone selling price of each deliverable; (3) whether revenue should be reported gross (as eBay is acting as a principal), or net (as eBay is acting as an agent); (4) when we provide cash consideration to our customers, determining whether we are receiving an identifiable benefit that is separable from the customer's purchase of our products and/or services and for which we can reasonably estimate fair value; and (5) whether the arrangement would be characterized as revenue or reimbursement of costs incurred. Changes in judgments with respect to these assumptions and estimates could impact the timing or amount of revenue recognition.

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

At December 31, 2013, our goodwill totaled $9.3 billion and our identifiable intangible assets, net totaled $941 million. We assess the impairment of goodwill of our reporting units annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable.  Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value.  If the reporting unit does not pass the qualitative assessment, then the reporting unit's carrying value is compared to its fair value.  The fair values of the reporting units are estimated using market and discounted cash flow approaches.  Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value.  The discounted cash flow approach uses expected future operating results.  Failure to achieve these expected results may cause a future impairment of goodwill at the reporting unit.  We conducted our annual impairment test of goodwill as of August 31, 2013 and 2012.  As a result of this test, we determined that no adjustment to the carrying value of goodwill for any reporting units was required.  See “Note 4 - Goodwill and Intangible Assets” to the consolidated financial statements included in this report. As of December 31, 2013, we determined that no events or circumstances from August 31, 2013 through December 31, 2013 indicated that a further assessment was necessary.

Stock-Based Compensation

We measure and recognize stock-based compensation expense based on the fair value measurement for all share-based payment awards made to our employees and directors, including employee stock options, employee stock purchases and restricted stock awards, over the service period for awards expected to vest. Stock-based compensation expense recognized for 2013, 2012 and 2011 was $609 million, $488 million and $458 million, respectively. See “Note 15 - Stock-Based and Employee Savings Plans” to the consolidated financial statements included in this report.

We calculated the fair value of each restricted stock award based on our stock price on the date of grant. We calculated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. The determination of fair value of stock option awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of additional variables described below. The use of a Black-Scholes model requires extensive actual employee exercise behavior data and a number of assumptions, including expected life, expected volatility, risk-free interest rate and dividend yield. As a result, future stock-based compensation expense may differ from our historical amounts. The weighted-average grant-date fair value of stock options granted during 2013, 2012 and 2011 was $15.39, $11.21 and $9.87 per share, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	Year Ended December 31,
	2013	2012	2011
Risk-free interest rate	0.6%	0.7%	1.2%
Expected life (in years)	4.1	4.0	3.8
Dividend yield	—%	—%	—%
Expected volatility	34%	38%	38%
Our computation of expected volatility for 2013, 2012 and 2011 was based on a combination of historical and market-based implied volatility from traded options on our stock. Our computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award was based on the U.S. Treasury yield curve in effect at the time of grant. The estimation of awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating forfeitures, including employee class and historical experience.

Recent Accounting Pronouncements

See "Note 1 - The Company and Summary of Significant Accounting Policies" to the consolidated financial statements included in this report, regarding the impact of certain recent accounting pronouncements on our consolidated financial statements.

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

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of asset types, which may include bank deposits, certificates of deposit, money market funds, government bonds, and corporate debt securities. As of December 31, 2013, approximately 32% of our total cash and investment portfolio was held in cash and cash equivalents. As such, changes in interest rates will impact interest income. As discussed below, fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. Additionally, changes in interest rates will impact interest expense on borrowings under our revolving credit facility, which bear interest at floating rates, and the interest rate on any commercial paper borrowings we make and on any debt securities we issue in the future and, accordingly, will impact interest expense or cost of net revenues (or both).

As of December 31, 2013, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. For additional details related to our investment activities, please see "Note 6 - Investments" to the consolidated financial statements included in this report.

Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate investment securities may be adversely impacted due to a rise in interest rates. In general, fixed-rate securities with longer maturities are subject to greater interest-rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest-rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease and may also suffer a decline in market value if interest rates increase. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if securities are sold that have declined in market value due to changes in interest rates. As of December 31, 2013, the balance of our government bond and corporate debt security portfolio was $8.3 billion, which represented approximately 59% of our total cash and investment portfolio. As of December 31, 2013, our government bond and corporate debt security portfolio earned an average pretax yield of approximately 1.27%, with a weighted average maturity of 21 months. If interest rates at the end of the year were 100 basis points higher (lower), the fair market value of our total fixed-income investment portfolio as of December 31, 2013 could have decreased (increased) by approximately $113 million.

Investment Risk

As of December 31, 2013, our cost and equity method investments totaled $269 million, which represented approximately 2% of our total cash and investment portfolio and were primarily related to equity method investments in privately held companies. We review our investments for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value is other-than-temporary. Our analysis includes a review of recent operating results and trends, recent sales/acquisitions of the securities in which we have invested and other publicly available data. During 2013, we did not record any material impairment on our cost or equity method investments.

Equity Price Risk
We are exposed to equity price risk on marketable equity instruments due to market volatility. At December 31, 2013, the total fair value of our marketable equity instruments (primarily related to our equity holdings in MercadoLibre) was $893 million, which represented approximately 6% of our total cash and investment portfolio.

European Debt Exposures

We actively monitor our exposure to the European markets, including the impact of sovereign debt issues associated with Greece, Ireland, Portugal, Italy and Spain.  As of December 31, 2013, we did not have any direct investments in the sovereign debt, of these countries or in debt securities issued by corporations or financial institutions organized in these countries.  We maintain a small number of operating bank accounts with Spanish, Italian and Portuguese banks that have balances that we do not consider material.

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
Management's Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.
The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.

ITEM 9B: OTHER INFORMATION
Not applicable.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference from our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2013.
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

ITEM 11: EXECUTIVE COMPENSATION
Incorporated by reference from our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2013.

Annual stock option grants awarded to executives are priced and granted to executives on the same date and at the same price that they are granted to and priced for the rest of our eligible employees and have the same four-year vesting schedule.  These annual stock option grants are awarded on April 1 (or if April 1 is not a trading day, the next trading day with vesting effective as of April 1). Prior to 2012, these stock option grants have been awarded on March 1 of each year (or if March 1 was not a trading day, the next trading day with vesting effective as of March 1).

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2013.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2013.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2013.

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
			8-K	000-24821	11/20/2009

2.03**	Agreement and Plan of Merger, dated March 27, 2011, among Registrant, Gibraltar Acquisition Corp. and GSI Commerce, Inc.		8-K	000-24821	3/30/2011

3.01	Registrant's Amended and Restated Certificate of Incorporation.		8-K	000-24821	4/27/2012

3.02	Registrant's Amended and Restated Bylaws.		8-K	000-24821	4/27/2012

4.01	Form of Specimen Certificate for Registrant's Common Stock.		S-1	333-59097	8/19/1998

4.02	Indenture dated as of October 28, 2010 between Registrant and Wells Fargo Bank, National Association, as trustee.		8-K	000-24821	10/28/2010

4.03	Supplemental Indenture dated as of October 28, 2010 between Registrant and Wells Fargo Bank, National Association, as trustee.		8-K	000-24821	10/28/2010

4.04	Forms of 0.875% Senior Note due 2013, 1.625% Senior Note due 2015 and 3.250% Senior Note due 2020.		8-K	000-24821	10/28/2010

4.05	Forms of 0.70% Note due 2015, 1.35% Note due 2017, 2.60% Note due 2022 and 4.00% Note due 2042.		8-K	000-24821	7/24/2012

4.06	Indenture dated as of July 2, 2007 between GSI Commerce, Inc. and The Bank of New York, as trustee.		10-Q	000-24821	7/22/2011

4.07	First Supplemental Indenture dated as of June 17, 2011 to the Indenture dated as of July 2, 2007 between GSI Commerce, Inc. and The Bank of New York Mellon, as trustee.		10-Q	000-24821	7/22/2011

4.08	Form of 2.50% Convertible Senior Note due 2027.		10-Q	000-24821	7/22/2011

10.01+	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers.		S-1	333-59097	7/15/1998

10.02+	Registrant's 1998 Equity Incentive Plan, as amended.		10-K	000-24821	2/28/2007

10.03+	Form of Stock Bonus Agreement under Registrant's 1998 Equity Incentive Plan.		10-Q	000-24821	10/27/2004

10.04+	Form of Stock Option Agreement under Registrant's 1998 Equity Incentive Plan.		10-Q	000-24821	10/27/2004

No.	Exhibit Description	Filed with this 10-K	Incorporated by Reference
			Form	File No.	Date Filed

10.05+	Form of Restricted Stock Unit Agreement (and Performance-Based Restricted Stock Unit Agreement) under Registrant's 1998 Equity Incentive Plan.		10-K	000-24821	2/28/2007

10.06+	Registrant's Amended and Restated 1998 Employee Stock Purchase Plan.		10-Q	000-24821	7/27/2007

10.07+	Registrant's 1998 Directors Stock Option Plan, as amended.		10-K	000-24821	2/28/2007

10.08+	Registrant's 1999 Global Equity Incentive Plan, as amended.		10-Q	000-24821	7/27/2007

10.09+	Form of Stock Option Agreement under Registrant's 1999 Global Equity Incentive Plan.		10-Q	000-24821	10/27/2004

10.10+	Form of Restricted Stock Unit Agreement under Registrant's 1999 Global Equity Incentive Plan.		10-K	000-24821	2/28/2007

10.11+	Registrant's 2001 Equity Incentive Plan, as amended.		10-K	000-24821	2/28/2007

10.12+	Form of Stock Option Agreement under Registrant's 2001 Equity Incentive Plan.		10-Q	000-24821	10/27/2004

10.13+	Registrant's 2003 Deferred Stock Unit Plan, as amended.		10-K	000-24821	2/28/2007

10.14+	Amendment to Registrant's 2003 Deferred Stock Unit Plan, effective April 2, 2012.		10-Q	000-24821	7/19/2012

10.15+	Form of Director Award Agreement under Registrant's 2003 Deferred Stock Unit Plan.		10-Q	000-24821	7/19/2012

10.16+	Form of Electing Director Award Agreement under Registrant's 2003 Deferred Stock Unit Plan.		10-Q	000-24821	7/19/2012

10.17+	Form of New Director Award Agreement under Registrant's 2003 Deferred Stock Unit Plan.		10-Q	000-24821	7/19/2012

10.18+	Form of 2003 Deferred Stock Unit Plan Restricted Stock Unit Grant Notice and Agreement.		10-Q/A	000-24821	4/24/2008

10.19+	Registrant's 2008 Equity Incentive Award Plan, as amended and restated.		DEF 14A	000-24821	3/19/2012

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

10.46
First Amendment, dated as of March 4, 2013, to the Credit Agreement, dated as of November 22, 2011, by and among Registrant, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto.
			10-Q	000-24821	4/19/2013

10.47+	Form of New Director Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	4/19/2013

10.48+	Form of Director Annual Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	4/19/2013

10.49+	Form of Electing Director Quarterly Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	4/19/2013

10.50+	Form of Performance Share Unit Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	4/19/2013

12.01	Statement regarding computation of ratio of earnings to fixed charges.	X

21.01	List of Subsidiaries.	X

23.01	PricewaterhouseCoopers LLP consent.	X

24.01	Power of Attorney (see signature page).	X

31.01	Certification of Registrant's Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.02	Certification of Registrant's Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.01	Certification of Registrant's Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.02	Certification of Registrant's Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

+	Indicates a management contract or compensatory plan or arrangement

++	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the Securities and Exchange Commission.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of eBay Inc:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of eBay Inc. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
January 31, 2014

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements
eBay Inc.
CONSOLIDATED BALANCE SHEET

	December 31, 2013	December 31, 2012
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$4,494	$6,817
Short-term investments	4,531	2,591
Accounts receivable, net	899	822
Loans and interest receivable, net	2,789	2,160
Funds receivable and customer accounts	9,260	8,094
Other current assets	1,310	914
Total current assets	23,283	21,398
Long-term investments	4,971	3,044
Property and equipment, net	2,760	2,491
Goodwill	9,267	8,537
Intangible assets, net	941	1,128
Other assets	266	476
Total assets	$41,488	$37,074
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$6	$413
Accounts payable	309	301
Funds payable and amounts due to customers	9,260	8,094
Accrued expenses and other current liabilities	2,799	1,916
Deferred revenue	158	137
Income taxes payable	107	63
Total current liabilities	12,639	10,924
Deferred and other tax liabilities, net	841	972
Long-term debt	4,117	4,106
Other liabilities	244	207
Total liabilities	17,841	16,209
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock, $0.001 par value; 3,580 shares authorized; 1,294 and 1,294 shares outstanding	2	2
Additional paid-in capital	13,031	12,062
Treasury stock at cost, 296 and 271 shares	(9,396)	(8,053)
Retained earnings	18,854	15,998
Accumulated other comprehensive income	1,156	856
Total stockholders' equity	23,647	20,865
Total liabilities and stockholders' equity	$41,488	$37,074

The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2013	2012	2011
	(In millions, except per share amounts)
Net revenues	$16,047	$14,072	$11,652
Cost of net revenues	5,036	4,216	3,461
Gross profit	11,011	9,856	8,191
Operating expenses:
Sales and marketing	3,060	2,913	2,435
Product development	1,768	1,573	1,235
General and administrative	1,703	1,567	1,364
Provision for transaction and loan losses	791	580	517
Amortization of acquired intangible assets	318	335	267
Total operating expenses	7,640	6,968	5,818
Income from operations	3,371	2,888	2,373
Interest and other, net	95	196	1,537
Income before income taxes	3,466	3,084	3,910
Provision for income taxes	(610)	(475)	(681)
Net income	$2,856	$2,609	$3,229
Net income per share:
Basic	$2.20	$2.02	$2.50
Diluted	$2.18	$1.99	$2.46
Weighted average shares:
Basic	1,295	1,292	1,293
Diluted	1,313	1,313	1,313

The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Net income	$2,856	$2,609	$3,229
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation	208	337	(280)
Unrealized gains (losses) on investments, net	234	99	57
Tax (expense) benefit on unrealized gains (losses) on investments, net	(93)	(6)	(35)
Unrealized gains (losses) on hedging activities, net	(51)	(127)	58
Tax (expense) benefit on unrealized gains (losses) on hedging activities, net	2	4	(1)
Other comprehensive income (loss), net tax	300	307	(201)
Comprehensive income	$3,156	$2,916	$3,028

The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Common stock:
Balance, beginning of year	$2	$2	$2
Common stock issued	—	—	—
Common stock repurchased/forfeited	—	—	—
Balance, end of year	2	2	2
Additional paid-in-capital:
Balance, beginning of year	12,062	11,145	10,481
Common stock and stock-based awards issued and assumed	173	312	130
Stock-based compensation	572	488	458
Stock-based awards tax impact	224	117	44
Non-controlling interests	—	—	32
Balance, end of year	13,031	12,062	11,145
Treasury stock at cost:
Balance, beginning of year	(8,053)	(7,155)	(6,091)
Common stock repurchased	(1,343)	(898)	(1,064)
Balance, end of year	(9,396)	(8,053)	(7,155)
Retained earnings:
Balance, beginning of year	15,998	13,389	10,160
Net income	2,856	2,609	3,229
Balance, end of year	18,854	15,998	13,389
Accumulated other comprehensive income:
Balance, beginning of year	856	549	750
Change in unrealized gains on investments	234	99	57
Change in unrealized gains (losses) on cash flow hedges	(51)	(127)	58
Foreign currency translation adjustment	208	335	(280)
Tax benefit (provision) on above items	(91)	—	(36)
Balance, end of year	1,156	856	549
Total stockholders' equity	$23,647	$20,865	$17,930
Number of Shares:
Common stock:
Balance, beginning of year	1,294	1,286	1,298
Common stock issued	25	30	22
Common stock repurchased/forfeited	(25)	(22)	(34)
Balance, end of year	1,294	1,294	1,286
The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Cash flows from operating activities:
Net income	$2,856	$2,609	$3,229
Adjustments:
Provision for transaction and loan losses	791	580	517
Depreciation and amortization	1,400	1,200	940
Stock-based compensation	609	488	458
Deferred income taxes	(31)	(35)	17
Excess tax benefits from stock-based compensation	(201)	(130)	(80)
Gain on sale of Skype	—	—	(1,664)
Gain on sale of equity investments	(75)	—	—
(Gain) loss on divestiture of businesses	—	(118)	257
Gain on acquisitions	—	—	(79)
Changes in assets and liabilities, net of acquisition effects
Accounts receivable	(123)	(207)	(292)
Other current assets	(378)	(310)	18
Other non-current assets	(108)	(96)	(18)
Accounts payable	7	(16)	29
Accrued expenses and other liabilities	(3)	(164)	(202)
Deferred revenue	20	28	12
Income taxes payable and other tax liabilities	231	9	132
Net cash provided by operating activities	4,995	3,838	3,274
Cash flows from investing activities:
Purchases of property and equipment	(1,250)	(1,257)	(963)
Changes in principal loans receivable, net	(794)	(727)	(587)
Purchases of investments	(7,505)	(3,128)	(2,290)
Maturities and sales of investments	3,943	1,421	1,596
Acquisitions, net of cash acquired	(869)	(143)	(3,223)
Repayment of note receivable and sale of related equity investments	485	—	—
Proceeds from divested business, net of cash disposed	—	144	—
Proceeds from the sale of Skype	—	—	2,269
Other	(22)	(73)	(109)
Net cash used in investing activities	(6,012)	(3,763)	(3,307)
Cash flows from financing activities:
Proceeds from issuance of common stock	437	483	242
Repurchases of common stock	(1,343)	(898)	(1,064)
Excess tax benefits from stock-based compensation	201	130	80
Tax withholdings related to net share settlements of restricted stock awards and units	(267)	(186)	(147)
Proceeds from issuance of long-term debt, net	—	2,976	—
Net (repayments) and borrowings under commercial paper program	—	(550)	250
Repayment of debt	(400)	—	(199)
Funds receivable and customer accounts, net	(1,149)	(4,126)	(1,369)
Funds payable and amounts due to customers, net	1,149	4,126	1,369
Other	18	(4)	—
Net cash (used in) provided by financing activities	(1,354)	1,951	(838)
Effect of exchange rate changes on cash and cash equivalents	48	100	(15)
Net (decrease) increase in cash and cash equivalents	(2,323)	2,126	(886)
Cash and cash equivalents at beginning of period	6,817	4,691	5,577

Cash and cash equivalents at end of period	$4,494	$6,817	$4,691
Supplemental cash flow disclosures:
Cash paid for interest	$99	$15	$29
Cash paid for income taxes	$466	$789	$373
Non-cash investing and financing activities:
Common stock options assumed pursuant to acquisition	$—	$—	$32
Note receivable from divested business	$—	$—	$288

The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – The Company and Summary of Significant Accounting Policies

The Company

We are a global technology company that enables commerce through three reportable segments: Marketplaces, Payments and Enterprise. Our Marketplaces segment includes our eBay.com platform and its localized counterparts and our other online trading platforms, such as our online classifieds sites and StubHub. Our Payments segment is comprised of PayPal and Bill Me Later. Our Enterprise segment, which we previously referred to as our GSI segment, consists of GSI Commerce, Inc. ("GSI"), which we acquired in the second quarter of 2011. The results of our Enterprise segment have been included in our consolidated results of operations from the acquisition date.
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

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue recognition

Our Marketplaces segment generates net transaction revenues primarily from listing and final value fees paid by sellers. Listing fee revenues are recognized ratably over the estimated period of the listing, while revenues related to final value fees are recognized at the time that the transaction is successfully closed. An auction transaction is considered successfully closed when at least one buyer has bid above the seller's specified minimum price or reserve price, whichever is higher, at the end of the transaction term.

Our Payments segment earns net transaction revenues primarily from processing transactions for customers. Revenues resulting from a payment processing transaction are recognized once the transaction is completed.

Our Enterprise segment generates net transaction revenues primarily from providing ecommerce technologies, order processing, fulfillment and customer care services to its clients.  The revenues can be fixed or variable and are based on the activity performed and/or the value of merchandise sold.  Revenues are recognized as the underlying activity is performed or upon shipment of the underlying merchandise.

Our marketing services revenues, included in all of our segments, are derived principally from the sale of advertisements, revenue sharing arrangements, classifieds fees, marketing service fees and lead referral fees. Our advertising revenues are derived principally from the sale of online advertisements. The duration of our advertising contracts has ranged from one week to five years, but is generally one week to one year. Advertising revenues on contracts are recognized as “impressions” (i.e., the number of times that an advertisement appears in pages viewed by users of our websites) are delivered, or as “clicks” (which are generated each time users on our websites click through our text-based advertisements to an advertiser's designated website) are provided to advertisers. For contracts with minimum monthly or quarterly advertising commitments where the fee and commitments are fixed throughout the term, we recognize revenue ratably over the term of the agreement. Some of our advertising contracts consist of multiple elements which generally include a blend of various impressions and clicks as well as other marketing deliverables. Where neither vendor-specific objective evidence nor third-party evidence of selling price exists, we use management's best estimate of selling price (BESP) to allocate arrangement consideration on a relative basis to each element. BESP is generally based on the selling prices of the various elements when they are sold to customers of a similar nature and geography on a stand-alone basis or estimated stand-alone pricing when the element has not previously been sold on a stand-alone basis. These estimates are generally based on pricing strategies, market factors and strategic objectives. Revenues related to revenue sharing arrangements are recognized based on revenue reports received from our partners, provided that collectability is reasonably assured. Revenues related to fees for listing items on our classified websites are recognized over the estimated period of the classified listing. Lead referral fee revenue is generated from lead referral fees based on the number of times a user clicks through to a merchant's website from our websites. Lead referral fees are recognized in the period in which the user clicks through to the merchant's website.

Our other revenues are derived principally from contractual arrangements with third parties that provide services to our users and interest and fees earned on the Bill Me Later portfolio of loan receivables. Revenues from contractual arrangements with third parties are recognized as the contracted services are delivered to end users. Interest and fees earned on the Bill Me Later portfolio of loan receivables are computed and recognized based on contractual interest and fee rates, and are net of any required reserves and amortization of deferred origination costs.

To drive traffic to our websites, we provide incentives to our users in the form of coupons and buyer and seller rewards. These incentives are generally treated as reductions in revenue.

Internal use software and website development costs
Direct costs incurred to develop software for internal use and website development costs are capitalized and amortized over an estimated useful life of one to five years. During the years ended December 31, 2013, 2012 and 2011, we capitalized costs, primarily related to labor and stock-based compensation, of $299 million, $285 million and $212 million, respectively. Amortization of previously capitalized amounts was $228 million, $184 million and $166 million for 2013, 2012 and 2011, respectively. Costs related to the design or maintenance of internal use software and website development are expensed as incurred.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising expense
We expense the costs of producing advertisements at the time production occurs and expense the cost of communicating advertisements in the period during which the advertising space or airtime is used, in each case as sales and marketing expense. Internet advertising expenses are recognized based on the terms of the individual agreements, which are generally over the greater of the ratio of the number of impressions delivered over the total number of contracted impressions, on a pay-per-click basis, or on a straight-line basis over the term of the contract. Advertising expense totaled $1.0 billion, $1.1 billion and $977 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Stock-based compensation

We have equity incentive plans under which we grant equity awards, including stock options, restricted stock units, performance-based restricted stock units, performance share units and nonvested shares, to our directors, officers and employees. We primarily issue restricted stock units. We determine compensation expense associated with restricted stock units based on the fair value of our common stock on the date of grant. We determine compensation expense associated with stock options based on the estimated grant date fair value method using the Black-Scholes valuation model. We generally recognize compensation expense using a straight-line amortization method over the respective vesting period for awards that are ultimately expected to vest. Accordingly, stock-based compensation expense for 2013, 2012 and 2011 has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures. We recognize a benefit from stock-based compensation in equity to the extent that an incremental tax benefit is realized by following the ordering provisions of the tax law. In addition, we account for the indirect effects of stock-based compensation on the research tax credit and the foreign tax credit through our consolidated statement of income.

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

Cash and cash equivalents
Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less when purchased and are mainly comprised of bank deposits, certificates of deposit, money market funds and commercial paper.
Allowance for doubtful accounts and authorized credits

We record our allowance for doubtful accounts based upon our assessment of various factors. We consider historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions and other factors that may affect our customers' ability to pay. The allowance for doubtful accounts and authorized credits was $106 million and $89 million at December 31, 2013 and 2012, respectively.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
As part of the arrangement with the partner chartered financial institution in 2013, we sell a participation interest in the entire pool of consumer receivables outstanding to the same financial institution.  We apply a control-oriented, financial-components approach and account for the asset transfer as a sale and derecognize the portion of participation interest for which control has been surrendered.  We do not recognize any gains or losses on the sale of the participating interest as the carrying amount of the participating interest sold approximates the fair value at time of transfer.  Participating interest that is retained are included in loans and interest receivable and are accounted for at amortized cost, net of an allowance for loan losses.  We maintain the servicing rights for the entire pool of consumer receivables outstanding and receive a fee approximating fair value for servicing the assets underlying the participating interest sold.

Allowance for loans and interest receivable

The allowance for loans and interest receivable represents management's estimate of probable losses inherent in our Bill Me Later portfolio of loan receivables. The provision related to the principal is included in provision for transaction and loan losses and the provision related to the interest is recorded as a reduction of marketing services and other revenue. The allowance includes probable losses which are considered to be of one segment and one class. Management's evaluation of probable losses is subject to judgments and numerous estimates, including forecasted principal balance delinquency rates ("roll rates"). Roll rates are the percentage of balances that we estimate will migrate from one stage of delinquency to the next based on our historical experience, as well as external factors such as estimated bankruptcies and levels of unemployment. The roll rates are applied to principal and interest balances for each stage of delinquency, from current to 180 days past due, in order to estimate the loans and interest receivable that are probable to be charged off by the end of 180 days.

We charge off loans and interest receivable in the month in which the customer balance becomes 180 days past due. Bankrupt accounts are charged off within 60 days of receiving notification of customer bankruptcy from the courts. Past due loans receivable continue to accrue interest until such time as they are charged-off.
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

Customer accounts and amounts due to customers
Customer accounts and amounts due to customers relate primarily to our Payments segment and based on differences in regulatory requirements and commercial law in the jurisdictions where PayPal operates, PayPal holds customer balances either as direct claims against PayPal or as an agent or custodian on behalf of PayPal's customers. Customer balances held by PayPal as an agent or custodian on behalf of its customers are not reflected on our consolidated balance sheet, while customer balances held as direct claims against PayPal are reflected on our consolidated balance sheet as a liability classified as amounts due to customers. At December 31, 2012 and 2013, PayPal held all customer balances (both in the U.S. and internationally) as direct claims against PayPal. Further, various jurisdictions where PayPal operates requires us to hold eligible liquid assets, as defined by the regulators in these jurisdictions, equal to at least 100% of the aggregate amount of all customer balances. Therefore, we use the assets underlying the customer balances to meet these regulatory requirements and separately classify the assets as customer accounts in our consolidated balance sheets. We do not commingle the assets underlying the customer balances with corporate funds and separately maintain these assets in interest and non-interest bearing bank deposits, time deposits and government and agency securities with maturity dates of less than one year.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments

Short-term investments, which may include marketable equity securities, time deposits, certificates of deposit, government bonds and corporate debt securities with original maturities of greater than three months but less than one year when purchased, are classified as available-for-sale and are reported at fair value using the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a component of other comprehensive income (loss), net of related estimated tax provisions or benefits.

Long-term investments may include marketable government bonds and corporate debt securities, time deposits, certificates of deposit and cost and equity method investments. Debt securities are classified as available-for-sale and are reported at fair value using the specific identification method. Unrealized gains and losses on our available-for-sale investments are excluded from earnings and reported as a component of other comprehensive income (loss), net of related estimated tax provisions or benefits.
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

We assess whether an other-than-temporary impairment loss on our investments has occurred due to declines in fair value or other market conditions. With respect to our debt securities, this assessment takes into account the severity and duration of the decline in value, our intent to sell the security, whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, and whether we expect to recover the entire amortized cost basis of the security (that is, whether a credit loss exists). We did not recognize an other-than-temporary impairment loss on our investments in 2013, 2012, or 2011.

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

Goodwill and intangible assets
Goodwill is tested for impairment at a minimum on an annual basis. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value.  If the reporting unit does not pass the qualitative assessment, then the reporting unit's carrying value is compared to its fair value.  The fair values of the reporting units are estimated using market and discounted cash flow approaches.  Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value.  The discounted cash flow approach uses expected future operating results.  Failure to achieve these expected results may cause a future impairment of goodwill at the reporting unit.  We conducted our annual impairment test of goodwill as of August 31, 2013 and 2012.  As a result of this test, we determined that no adjustment to the carrying value of goodwill for any reporting units was required.

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

Impairment of long-lived assets
We evaluate long-lived assets (including intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate. In 2013, 2012 and 2011, no impairment was noted.

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

Derivative instruments
We have significant international revenues as well as costs denominated in foreign currencies, subjecting us to foreign currency risk. We enter into foreign currency exchange contracts that qualify as cash flow hedges, generally with maturities of 18 months or less, to reduce the volatility of cash flows related primarily to forecasted revenue and intercompany transactions denominated in certain foreign currencies. All outstanding derivatives are recognized on the balance sheet at fair value. The effective portion of the designated derivative's gain or loss is initially reported as a component of accumulated other comprehensive income and is subsequently reclassified into the financial statement line item in which the hedged item is recorded in the same period the forecasted transaction affects earnings.

We also economically hedge our exposure to foreign currency denominated monetary assets and liabilities with foreign currency contracts. The gains and losses on the foreign exchange contracts economically offset transaction gains and losses on certain foreign currency denominated monetary assets and liabilities recognized in earnings. Accordingly, these outstanding non-designated derivatives are recognized on the balance sheet at fair value and changes in fair value from these contracts are recorded in interest and other, net in the consolidated statement of income. Our derivatives program is not designed or operated for speculative purposes.

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

Concentration of credit risk
Our cash, cash equivalents, accounts receivable, loans and interest receivable, funds receivable and customer accounts are potentially subject to concentration of credit risk. Cash, cash equivalents and customer accounts are placed with financial institutions that management believes are of high credit quality. In addition, funds receivable are generated with financial institutions or credit card companies that management believes are of high credit quality. Our accounts receivable are derived from revenue earned from customers located in the U.S. and internationally. Our loans and interest receivable are derived from consumer financing activities for customers located in the U.S. As of December 31, 2013 and 2012, no customer accounted for more than 10% of net loans and interest receivable. In each of the years ended December 31, 2013, 2012 and 2011, no customer accounted for more than 10% of net revenues.
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
In 2013, the FASB issued new accounting guidance clarifying the accounting for obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. We do not anticipate that this adoption will have a significant impact on our financial position, results of operations, or cash flows.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2013, the FASB issued a new accounting standard that will require the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the Consolidated Balance Sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new standard requires adoption on a prospective basis in the first quarter of 2015; however, early adoption is permitted. We do not anticipate that this adoption will have a significant impact on our financial position, results of operations, or cash flows.

Note 2 – Net Income Per Share

Basic net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding options and equity incentive awards are reflected in diluted net income per share by application of the treasury stock method. The calculation of diluted net income per share excludes all anti-dilutive shares. The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
	(In millions, except per share amounts)
Numerator:
Net income	$2,856	$2,609	$3,229
Denominator:
Weighted average shares of common stock - basic	1,295	1,292	1,293
Dilutive effect of equity incentive awards	18	21	20
Weighted average shares of common stock - diluted	1,313	1,313	1,313
Net income per share:
Basic	$2.20	$2.02	$2.50
Diluted	$2.18	$1.99	$2.46
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	4	4	17

Note 3 – Business Combinations and Divestitures
Our acquisition activity in 2013, 2012 and 2011, was as follows:
2013 Acquisition Activity
Braintree
We completed the acquisition of Braintree on December 19, 2013. We acquired Braintree to accelerate PayPal's growth in mobile payments. We paid total consideration of approximately $713 million, consisting primarily of cash. The allocation of the purchase consideration for this acquisition is preliminary and remains subject to adjustment. Based on our preliminary allocation of the purchase consideration we recorded approximately $155 million of acquired intangible assets, net liabilities of approximately $32 million and goodwill of approximately $590 million. We expect intangible assets to include customer-related, marketing-related, and technology-based assets, which is consistent with our similar prior acquisitions. We are still evaluating the fair value and the useful lives over which we expect to amortize these intangible assets and the period over which we expect to derive economic benefit. Braintree is included in our Payments segment.
We have included the financial results of Braintree in our consolidated financial statements from the date of acquisition. Revenues and expenses related to Braintree for the period ending December 31, 2013 were not material. Pro forma results of operations have not been presented because the effect of the acquisition was not material to our financial results.

Other
Other acquisition activity during 2013 consisted of six acquisitions, four of which are included in our Marketplaces segment and two in our Payments segment, for aggregate purchase consideration of approximately $164 million, consisting primarily of cash. The allocation of the purchase consideration resulted in net liabilities of approximately $16 million, purchased intangible assets of approximately $56 million and goodwill of approximately $124 million. The allocations of the purchase price for these acquisitions have been prepared on a preliminary basis and changes to those allocations may occur as additional information becomes available. The consolidated financial statements include the operating results of the acquired businesses since the respective dates of the acquisitions. Pro forma results of operations have not been presented because the effect of the acquisitions was not material to our financial results.
Refer to our 2011 acquisition activity below for current year activity regarding the RueLaLa and ShopRunner equity investments.
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

GSI
Acquisition
We completed the acquisition of GSI on June 17, 2011. GSI is a leading provider of ecommerce and interactive marketing services. We acquired GSI to utilize its comprehensive integrated suite of online commerce and interactive marketing services to strengthen our ability to connect buyers and sellers worldwide. We paid $29.25 per share, and assumed restricted stock-based awards with a fair value of approximately $25 million, resulting in total consideration of approximately $2.4 billion. In addition, we paid an amount equal to $0.33 per share or approximately $24 million, which was separate and distinct from the per share merger consideration, to certain GSI security holders in connection with the settlement of litigation related to the acquisition of GSI and recorded that payment in general and administrative expenses. GSI is reported in our Enterprise segment.
Divestiture
In conjunction with the acquisition of GSI, we immediately divested 100 percent of GSI's licensed sports merchandise business and 70 percent of GSI's ShopRunner and RueLaLa businesses (together, the "divested businesses"). The divested businesses were sold to Kynetic, LLC (formerly known as NRG Commerce, LLC), which we refer to as Kynetic, led by GSI's former Chairman, President and Chief Executive Officer, for a note receivable with a face value of $467 million. The note receivable bore interest at an annual rate equal to 3-month LIBOR plus 1.10%, maturing in December 2018, and was secured by certain assets of the divested businesses. The fair value of the note receivable was determined to be $287 million based on comparable market interest rates and was recorded in other assets in our consolidated balance sheet. The difference between the fair value of the note receivable and the carrying value of the divested businesses resulted in a loss of approximately $257 million. The loss was recorded in interest and other, net in our consolidated statement of income.
The carrying value of our retained stake in the ShopRunner and RueLaLa businesses was approximately $75 million and was recorded in long-term investments. We accounted for our retained interest in the ShopRunner and RueLaLa businesses under the equity method of accounting and recorded our proportionate share of net income (loss) on a one-quarter lag as a component of interest and other, net in our consolidated statement of income. Our exposure to loss resulting from our financing arrangement with Kynetic and equity investments in RueLaLa and ShopRunner was limited to the carrying value of the note receivable and equity investments, respectively. We also entered into a transitional services agreement, pursuant to which GSI provided to the divested businesses certain transitional services for a limited period. GSI has also entered into a transitional services agreement, pursuant to which it is providing to the divested businesses certain transitional services for a limited period, as well as certain other commercial agreements with Kynetic and its affiliates.
In September 2013, the Kynetic note receivable was repaid and our investments in RueLaLa and ShopRunner were sold for total cash proceeds of approximately $485 million. This transaction resulted in a net gain of approximately $75 million, which has been recognized in interest and other, net in our consolidated statement of income.
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

Pro forma financial information
The unaudited pro forma financial information in the table below summarizes the combined results of our operations and those of GSI for the periods shown as though the acquisition of GSI and the sale of the divested businesses had occurred as of the beginning of fiscal year 2010. The pro forma financial information for the periods presented includes the business combination accounting effects of the acquisition, including amortization charges from acquired intangible assets. The pro forma financial information as presented below is for informational purposes only, is subject to a number of estimates, assumptions and other uncertainties, and is not indicative of the results of operations that would have been achieved if the acquisition and divestiture had taken place at January 1, 2011. The unaudited pro forma financial information is as follows (no pro forma information is presented for 2013 or 2012 as GSI is included in the consolidated results of operations for the full year):

Year Ended December 31, 2011
(In millions, except per share amounts)
Total revenues	$12,038
Net income	3,169
Basic earnings per share	2.45
Diluted earnings per share	$2.41
brands4friends
In the first quarter of 2011, we acquired brands4friends, an online shopping club for fashion and lifestyle in Germany, for total cash consideration of approximately $193 million. This company is included in our Marketplaces segment. Our consolidated financial statements include the operating results of brands4friends from the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to our consolidated results of operations.
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
This company is included in our Marketplaces segment. As a result of obtaining control over GittiGidiyor, our previously held 10% interest was remeasured to fair value, which resulted in a gain of $17 million. The gain has been recognized in interest and other, net in our consolidated statement of income. We recorded the remaining non-controlling interest in additional paid-in capital in our consolidated balance sheet as the amount is not significant. Our consolidated financial statements include the operating results of GittiGidiyor from the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to our consolidated results of operations.
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
We completed our acquisition of Magento, which operates an ecommerce storefront platform, on August 16, 2011. We previously held a non-controlling interest in Magento of 49.9% of the outstanding shares, and following the completion of the acquisition, we own 100% of the outstanding shares of Magento. As a result of obtaining control over Magento, our previously held interest was remeasured to fair value, which resulted in a gain of $56 million. The gain has been recognized in interest and other, net in our consolidated statement of income. Our consolidated financial statements include the operating results of Magento from the date of acquisition. Magento is included in our Corporate and other category. Pro forma results of operations have not been presented because the effect of the acquisition was not material to our consolidated results of operations.

•	Other

Other acquisition activity during 2011 consisted of eight acquisitions, four of which are included in our Marketplaces segment and four of which are included in our Payments segment. The purchase consideration for these acquisitions consisted solely of cash. The consolidated financial statements include the operating results of the acquired businesses since the respective dates of the acquisitions. Pro forma results of operations have not been presented because the effect of these acquisitions was not material to our consolidated results of operations.

Note 4 – Goodwill and Intangible Assets

Goodwill

The following table presents goodwill balances and adjustments to those balances for each of our reportable segments and corporate investments for the years ended December 31, 2013 and 2012:

	December 31, 2011	Goodwill Acquired	Adjustments/Allocations	December 31, 2012	Goodwill Acquired	Adjustments/Disposals	December 31, 2013
	(In millions)
Reportable segments:
Marketplaces	$4,510	$92	$130	$4,732	$112	$17	$4,861
Payments	2,515	8	(4)	2,519	602	(1)	3,120
Enterprise	1,293	—	(54)	1,239	—	—	1,239
Corporate and other	47	—	—	47	—	—	47
Total Goodwill	$8,365	$100	$72	$8,537	$714	$16	$9,267

The adjustments to goodwill during the year ended December 31, 2013 were due primarily to foreign currency translation. The adjustments to goodwill during the year ended December 31, 2012 were due primarily to foreign currency translation and changes in tax items. A portion of goodwill acquired as part of the GSI acquisition and Magento acquisition (included in Corporate and Other) was allocated to the Marketplaces and Payments segments, respectively, based on synergies expected to be realized.
We conducted our annual impairment test of goodwill as of August 31, 2013 and determined that no adjustment to the carrying value of goodwill for any reportable units was necessary. As of December 31, 2013, we determined that no events or circumstances from August 31, 2013 through December 31, 2013 indicated that a further assessment was necessary.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets

The components of identifiable intangible assets are as follows:

	December 31, 2013				December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
	(In millions, except years)
Intangible assets:
Customer lists and user base	$1,653	$(1,213)	$440	5	$1,644	$(991)	$653	5
Trademarks and trade names	780	(677)	103	5	743	(569)	174	5
Developed technologies	554	(401)	153	4	525	(322)	203	4
Braintree related (1)	155	—	155	—	N/A	N/A	N/A	N/A
All other	273	(183)	90	4	252	(154)	98	4
	$3,415	$(2,474)	$941		$3,164	$(2,036)	$1,128

(1)	Our evaluation of Braintree related intangible assets is preliminary and remains subject to post-closing adjustment as we are still evaluating the fair value and the useful lives of these assets.

Amortization expense for intangible assets was $424 million, $433 million and $337 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Expected future intangible asset amortization as of December 31, 2013 is as follows (in millions):

Fiscal years(1):
2014	$326
2015	257
2016	133
2017	40
2018	24
Thereafter	6
$786

(1)	Table excludes $155 million of expected future amortization of intangible assets related to the Braintree acquisition as we are still evaluating the fair value and the useful lives of these assets.

Note 5 – Segments

We have three reporting segments: Marketplaces, Payments and Enterprise. We allocate resources to and assess the performance of each reporting segment using information about its revenue and operating income (loss). We do not evaluate operating segments using discrete asset information. We do not allocate gains and losses from equity investments, interest and other income, or taxes to reporting segments.

The Corporate and other category includes income, expenses and charges such as:

•	results of operations of Magento and other initiatives which support all of our reporting segments;

•	corporate management costs, such as human resources, finance and legal, not allocated to our segments;

•	amortization of intangible assets;

•	restructuring charges; and

•	stock-based compensation expense.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize the financial performance of our reporting segments and provide a reconciliation to our consolidated operating results for the periods reflected below (data for the year ended December 31, 2011 for our Enterprise segment is since June 17, 2011, the date we acquired GSI):

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Net Revenue
Marketplaces
Net transaction revenues	$6,795	$6,078	$5,431
Marketing services and other revenues	1,489	1,320	1,211
	8,284	7,398	6,642
Payments
Net transaction revenues	6,096	5,146	4,123
Marketing services and other revenues	532	428	289
	6,628	5,574	4,412
Enterprise
Net transaction revenues	898	850	460
Marketing services and other revenues	214	233	130
	1,112	1,083	590
Corporate and other
Marketing services and other revenues	55	39	8

Elimination of inter-segment net revenue (1)	(32)	(22)	—
Total consolidated net revenue	$16,047	$14,072	$11,652

Operating income (loss)
Marketplaces	$3,351	$2,943	$2,631
Payments	1,588	1,359	978
Enterprise	91	128	83
Corporate and other	(1,659)	(1,542)	(1,319)
Total operating income (loss)	$3,371	$2,888	$2,373

(1) Represents revenue generated between our reportable segments.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize the allocation of net revenues and long-lived tangible assets based on geography:

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Net revenues:
U.S.	$7,712	$6,778	$5,484
Germany	1,930	1,679	1,539
United Kingdom	2,183	1,889	1,572
Rest of world	4,222	3,726	3,057
Total net revenues	$16,047	$14,072	$11,652

	December 31,
	2013	2012
	(In millions)
Long-lived tangible assets:
U.S.	$2,756	$2,727
International	240	222
Total long-lived tangible assets	$2,996	$2,949
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

Note 6 – Investments
At December 31, 2013 and 2012, the estimated fair value of our short-term and long-term investments classified as available for sale, are as follows:

	December 31, 2013
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Short-term investments:
Restricted cash	$17	$—	$—	$17
Corporate debt securities	3,525	4	—	3,529
Government and agency securities	43	—	—	43
Time deposits and other	49	—	—	49
Equity instruments	12	881	—	893
	$3,646	$885	$—	$4,531
Long-term investments:
Corporate debt securities	4,409	41	(5)	4,445
Government and agency securities	250	1	—	251
	$4,659	$42	$(5)	$4,696

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2012
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Short-term investments:
Restricted cash	$15	$—	$—	$15
Corporate debt securities	1,150	3	—	1,153
Government and agency securities	20	—	—	20
Time deposits and other	765	—	—	765
Equity instruments	8	630	—	638
	$1,958	$633	$—	$2,591
Long-term investments:
Corporate debt securities	2,615	54	—	2,669
Government and agency securities	41	1	—	42
	$2,656	$55	$—	$2,711
At December 31, 2013 and 2012, we held $6 million of time deposits classified as held to maturity which are recorded at amortized cost as of both dates.
We had no material long-term or short-term investments that have been in a continuous unrealized loss position for more than 12 months as of December 31, 2013. Refer to "Note 19 - Accumulated Other Comprehensive Income" for amounts reclassified to earnings from unrealized gains and losses.

Our fixed-income investment portfolio consists of corporate debt securities and government and agency securities that have a maximum maturity of six years. The corporate debt and government and agency securities that we invest in are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As interest rates increase, those securities purchased at a lower yield show a mark-to-market unrealized loss. The unrealized losses are due primarily to changes in credit spreads and interest rates. We expect to realize the full value of all these investments upon maturity or sale. As of December 31, 2013, these securities had a weighted average remaining duration of approximately 17 months. Restricted cash is held primarily in money market funds and interest bearing accounts for letters of credit related primarily to our global sabbatical program and various lease arrangements.
The estimated fair values of our short-term and long-term investments classified as available for sale by date of contractual maturity at December 31, 2013 are as follows:

December 31, 2013
(In millions)
One year or less (including restricted cash of $17)	$3,638
One year through two years	1,316
Two years through three years	1,764
Three years through four years	661
Four years through five years	752
Five years through six years	173
Six years through seven years	27
Nine years through ten years	3
$8,334
Equity and cost method investments
We have made multiple equity and cost method investments which are reported in long-term investments on our consolidated balance sheet. As of December 31, 2013 and 2012, our equity and cost method investments totaled $269 million and $327 million, respectively. During 2012, we entered into a joint venture arrangement with a third party resulting in an equity investment of $130 million in exchange for our contribution of $12 million cash and commitment to contribute certain assets of a business unit upon obtaining further regulatory approvals.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7 – Fair Value Measurement of Assets and Liabilities

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012:

Description	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents	$4,494	$4,159	$335
Short-term investments:
Restricted cash	17	17	—
Corporate debt securities	3,529	—	3,529
Government and agency securities	43	—	43
Time deposits	49	—	49
Equity instruments	893	893	—
Total short-term investments	4,531	910	3,621
Funds receivable and customer accounts	3,563	—	3,563
Derivatives	44	—	44
Long-term investments:
Corporate debt securities	4,445	—	4,445
Government and agency securities	251	—	251
Total long-term investments	4,696	—	4,696
Total financial assets	$17,328	$5,069	$12,259

Liabilities:
Derivatives	$151	$—	$151

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents	$6,817	$5,685	$1,132
Short-term investments:
Restricted cash	15	15	—
Corporate debt securities	1,153	—	1,153
Government and agency securities	20	—	20
Time deposits	765	—	765
Equity instruments	638	638	—
Total short-term investments	2,591	653	1,938
Derivatives	55	—	55
Long-term investments:
Corporate debt securities	2,669	—	2,669
Government and agency securities	42	—	42
Total long-term investments	2,711	—	2,711
Total financial assets	$12,174	$6,338	$5,836

Liabilities:
Derivatives	$86	$—	$86

Our financial assets and liabilities are valued using market prices on both active markets (level 1) and less active markets (level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. The majority of our derivative instruments are valued using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as equity prices, interest rate yield curves, option volatility and currency rates. Our derivative instruments are primarily short-term in nature, generally one month to one year in duration. Certain foreign currency contracts designated as cash flow hedges may have a duration of up to 18 months. We did not have any transfers of financial instruments between valuation levels during 2013 or 2012.

Cash and cash equivalents are short-term, highly liquid investments with original or remaining maturities of three months or less when purchased and are comprised primarily of bank deposits, money market funds and commercial paper. We had total funds receivable and customer accounts of $9.3 billion as of December 31, 2013, $3.6 billion of which is invested in short-term investments.

In addition, we had cost and equity method investments of approximately $269 million and $327 million included in long-term investments on our consolidated balance sheet at December 31, 2013 and 2012, respectively.

As of December 31, 2013 and 2012, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

Other financial instruments, including accounts receivable, loans and interest receivable, accounts payable, funds receivable, certain customer accounts, funds payable and amounts due to customers, are carried at cost, which approximates their fair value because of the short-term nature of these instruments.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8 – Derivative Instruments

The notional amounts associated with our foreign currency contracts at December 31, 2013 and 2012 were $5.6 billion and $6.6 billion, respectively, of which $2.3 billion was designated as cash flow hedges for both periods. Derivative transactions are measured in terms of the notional amount, but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. The notional amount is generally not exchanged, but is used only as the basis on which the value of foreign exchange payments under these contracts are determined.
During each of the fiscal years presented, the amounts recognized in earnings on derivative instruments designated as cash flow hedges related to the ineffective portion were not material, and we did not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness. As of December 31, 2013, we estimate that $90 million of net derivative losses related to our cash flow hedges included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

Fair Value of Derivative Contracts

The fair value of our outstanding derivative instruments as of December 31, 2013 and 2012 was as follows:

	Derivative Assets Reported in Other Current Assets		Derivative Liabilities Reported in Other Current Liabilities
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$15	$1	$121	$56
Foreign exchange contracts not designated as hedging instruments	29	43	30	30
Other contracts not designated as hedging instruments	—	11	—	—
Total fair value of derivative instruments	$44	$55	$151	$86

Under the master netting agreements with the respective counterparties to our foreign exchange contracts, subject to applicable requirements, we are allowed to net settle transactions of the same currency with a single net amount payable by one party to the other.  However, we have elected to present the derivative assets and derivative liabilities on a gross basis in our balance sheet.  As of December 31, 2013, the potential effect of rights of set-off associated with the above foreign exchange contracts would be an offset to both assets and liabilities by $42 million, resulting in a net derivative liability of $105 million. We are not required to pledge, nor are we entitled to receive, cash collateral related to these derivative transactions.

Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following table summarizes the activity of derivative contracts that qualify for hedge accounting as of December 31, 2013 and 2012, and the impact of designated derivative contracts on accumulated other comprehensive income for the years ended December 31, 2013 and 2012:

	December 31, 2012	Amount of gain (loss) recognized in other comprehensive income (effective portion)	Amount of gain (loss) reclassified from accumulated other comprehensive income to net revenue and operating expense (effective portion)	December 31, 2013
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$(55)	(65)	(14)	$(106)

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2011	Amount of gain (loss) recognized in other comprehensive income (effective portion)	Amount of gain (loss) reclassified from accumulated other comprehensive income to net revenue and operating expense (effective portion)	December 31, 2012
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$72	(54)	73	$(55)

Effect of Derivative Contracts on Consolidated Statement of Income

The following table provides the location in our financial statements of the recognized gains or losses related to our derivative instruments:

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Foreign exchange contracts designated as cash flow hedges recognized in net revenues	$(4)	$44	$(26)
Foreign exchange contracts designated as cash flow hedges recognized in operating expenses	(9)	16	(7)
Foreign exchange contracts not designated as hedging instruments recognized in interest and other, net	14	—	(5)
Other contracts not designated as hedging instruments recognized in interest and other, net	—	3	(1)
Total gain (loss) recognized from derivative contracts in the consolidated statement of income	$1	$63	$(39)

Note 9 – Balance Sheet Components

Property and Equipment

	As of December 31,
	2013	2012
	(In millions)
Property and equipment:
Computer equipment and software	$5,179	$4,170
Land and buildings, including building improvements	931	807
Leasehold improvements	512	413
Furniture and fixtures	290	220
Construction in progress and other	208	347
	7,120	5,957
Accumulated depreciation	(4,360)	(3,466)
	$2,760	$2,491
Total depreciation expense on our property and equipment in the years ended December 31, 2013, 2012 and 2011 totaled $976 million, $767 million and $603 million, respectively.
Accrued Expenses and Other Current Liabilities
Total compensation and related benefits included in accrued expenses and other current liabilities was $672 million and $649 million for the years ended December 31, 2013 and 2012, respectively.

Note 10 – Debt
The following tables summarizes the carrying value of our outstanding debt as of December 31, 2013 and 2012:

	Coupon	Carrying Value as of	Effective	Carrying Value as of	Effective
	Rate	December 31, 2013	Interest Rate	December 31, 2012	Interest Rate
	(In millions, except percentages)
Long-Term Debt
Senior notes due 2015	1.625%	$599	1.805%	$599	1.805%
Senior notes due 2015	0.700%	250	0.820%	250	0.820%
Senior notes due 2017	1.350%	1,000	1.456%	999	1.456%
Senior notes due 2020	3.250%	498	3.389%	498	3.389%
Senior notes due 2022	2.600%	999	2.678%	999	2.678%
Senior notes due 2042	4.000%	743	4.114%	742	4.114%
Total senior notes		4,089		4,087
Other indebtedness		28		19
Total long-term debt		$4,117		$4,106

Short-Term Debt
Senior notes due 2013	0.875%	N/A		$400	1.078%
Other indebtedness		$6		13
Total short-term debt		6		413
Total Debt		$4,123		$4,519
Senior Notes

In July 2012, we issued senior unsecured notes, or senior notes, in an aggregate principal amount of $3 billion, of which $250 million will mature in July 2015, $1 billion will mature in July 2017, $1 billion will mature in July 2022 and $750 million will mature in July 2042. Interest on these senior notes is payable semiannually on January 15 and July 15. Additionally, we have other senior notes outstanding in an aggregate principal amount of $1.1 billion, of which $600 million will mature in October 2015 and $500 million will mature in October 2020. Interest on these senior notes is payable semiannually on April 15 and October 15.

The effective interest rates for our fixed-rate senior notes include the interest payable, the amortization of debt issuance costs and the amortization of any original issue discount on these senior notes. Interest expense associated with these senior notes, including amortization of debt issuance costs, during the years ended December 31, 2013 and 2012 was approximately $105 million and $64 million, respectively. At December 31, 2013, the estimated fair value of these senior notes included in long-term debt was approximately $3.9 billion.

The indenture pursuant to which the senior notes were issued includes customary covenants that, among other things, limit our ability to incur, assume or guarantee debt secured by liens on specified assets or enter into sale and lease-back transactions with respect to specified properties, and also includes customary events of default.
Other Indebtedness
Our other indebtedness is comprised of overdraft facilities, notes payable and capital lease obligations. We have formal overdraft facilities in India bearing interest on drawn balances at approximately a 10% rate per annum. Drawn balances are expected to be repaid in more than one year. Notes payable is comprised primarily of a note that bears interest at 6.3% per annum and has a maturity date of July 2034. Our capital leases have maturity dates from February 2014 to September 2014 and bear interest at rates ranging from 3% to 7% per annum. The present value of future minimum lease payments as of December 31, 2013 was $5 million with imputed interest of less than $1 million.
Commercial Paper
We have a $2 billion commercial paper program pursuant to which we may issue commercial paper notes with maturities of up to 397 days from the date of issue in an aggregate principal amount of up to $2 billion at any time outstanding. As of December 31, 2013, there were no commercial paper notes outstanding.

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
As of December 31, 2013, no borrowings or letters of credit were outstanding under our $3 billion credit agreement. However, as described above, we have a $2 billion commercial paper program and maintain $2 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due. Accordingly, at December 31, 2013, $1 billion of borrowing capacity was available for other purposes permitted by the credit agreement.
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

We were in compliance with all covenants in our outstanding debt instruments for the period ended December 31, 2013.

Future Maturities

Expected future principal maturities as of December 31, 2013 are as follows (in millions):

Fiscal Years:
2014	$7
2015	852
2016	—
2017	1,000
2018	—
Thereafter	2,260
$4,119

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11 – Commitments and Contingencies

Commitments

 As of December 31, 2013, approximately $15.5 billion of unused credit was available to Bill Me Later accountholders. While this amount represents the total unused credit available, we have not experienced, and do not anticipate, that all of our Bill Me Later accountholders will access their entire available credit at any given point in time. In addition, the individual lines of credit that make up this unused credit are subject to periodic review and termination by the chartered financial institution that is the issuer of Bill Me Later credit products based on, among other things, account usage and customer creditworthiness. When a consumer makes a purchase using a Bill Me Later credit product, the chartered financial institution extends credit to the consumer, funds the extension of credit at the point of sale and advances funds to the merchant. We subsequently purchase the consumer receivables related to the consumer loans, and as result of that purchase, bear the risk of loss in the event of loan defaults. However, we subsequently sell a participation interest in the entire pool of consumer loans to the chartered financial institution that extended the consumer loans. Although the chartered financial institution continues to own each customer account, we own and bear the risk of loss on the related consumer receivables, less the participation interest held by the chartered financial institution, and Bill Me Later is responsible for all servicing functions related to the customer account balances. As of December 31, 2013, the total outstanding balance of this pool of consumer loans was $2.9 billion, of which the chartered financial institution owns a participation interest of $65 million, or 2.25% of the total outstanding balance of consumer receivables at that date.

Lease Arrangements

We have lease obligations under certain non-cancelable operating leases. Future minimum rental payments under our non-cancelable operating leases at December 31, 2013 are as follows:

Leases
(In millions)
2014	$110
2015	101
2016	76
2017	59
2018	40
Thereafter	53
Total minimum lease payments	$439

Rent expense in the years ended December 31, 2013, 2012 and 2011 totaled $152 million, $152 million and $131 million, respectively.

Litigation and Other Legal Matters

Overview
We are involved in legal proceedings on an ongoing basis. If we believe that a loss arising from such matters is probable and can be reasonably estimated, we accrue the estimated liability in our financial statements. If only a range of estimated losses can be determined, we accrue an amount within the range that, in our judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we accrue the low end of the range. Amounts accrued for legal proceedings for which we believe a loss is probable were not material for the year ended December 31, 2013. Except as otherwise noted, we have concluded that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our accruals are also not material. For those proceedings in which an unfavorable outcome is reasonably possible but not probable, we have disclosed an estimate of the reasonably possible loss or range of losses or we have concluded that an estimate of the reasonably possible loss or range of losses arising directly from the proceeding (i.e., monetary damages or amounts paid in judgment or settlement) are not material. If we cannot estimate the probable or reasonably possible loss or range of losses arising from a legal proceeding, we have disclosed that fact.
 In assessing the materiality of a legal proceeding, we evaluate, among other factors, the amount of monetary damages claimed, as well as the potential impact of non-monetary remedies sought by plaintiffs (e.g., injunctive relief) that may require

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

us to change our business practices in a manner that could have a material adverse impact on our business. With respect to the matters disclosed in this Note 11, we are unable to estimate the possible loss or range of losses that could potentially result from the application of such non-monetary remedies.
Specific Matters

In August 2006, Louis Vuitton Malletier and Christian Dior Couture filed two lawsuits in the Paris Court of Commerce against eBay Inc. and eBay International AG. Among other things, the complaint alleged that we violated French tort law by negligently broadcasting listings posted by third parties offering counterfeit items bearing plaintiffs' trademarks and by purchasing certain advertising keywords. Around September 2006, Parfums Christian Dior, Kenzo Parfums, Parfums Givenchy, and Guerlain Société also filed a lawsuit in the Paris Court of Commerce against eBay Inc. and eBay International AG. The complaint alleged that we had interfered with the selective distribution network the plaintiffs established in France and the European Union by allowing third parties to post listings offering genuine perfumes and cosmetics for sale on our websites. In June 2008, the Paris Court of Commerce ruled that eBay and eBay International AG were liable for failing to prevent the sale of counterfeit items on its websites that traded on plaintiffs' brand names and for interfering with the plaintiffs' selective distribution network. The court awarded plaintiffs approximately EUR 38.6 million in damages and issued an injunction (enforceable by daily fines of up to EUR 100,000) prohibiting all sales of perfumes and cosmetics bearing the Dior, Guerlain, Givenchy and Kenzo brands over all worldwide eBay websites to the extent that they are accessible from France. We appealed this decision, and in September 2010, the Paris Court of Appeal reduced the damages award to EUR5.7 million and modified the injunction. We further appealed this decision to the French Supreme Court, and in May 2012, the French Supreme Court ruled that the appeal court should not have assumed jurisdiction upon activity that took place on the eBay.com website and that the injunction was too broad insofar as it did not exclude private sales. The court also noted that the appeal court had not sufficiently dealt with assertions that the plaintiffs' distribution contracts were not valid. Those matters were remanded to the Paris Court of Appeal. In 2009, plaintiffs filed an action regarding our compliance with the original injunction, and in November 2009, the court awarded the plaintiffs EUR 1.7 million (the equivalent of EUR2,500 per day) and indicated that as a large Internet company we should do a better job of enforcing the injunction. Parfums Christian Dior has filed another motion relating to our compliance with the injunction. We have taken measures to comply with the injunction and have appealed these rulings, noting, among other things, the modification of the initial injunction. In light of the French Supreme Court ruling mentioned above, we asked the court to stay proceedings with respect to enforcement of the injunction pending the retrial of the matters on appeal, and this request has been granted. However, these and similar suits may force us to modify our business practices, which could lower our revenue, increase our costs, or make our websites less convenient to our customers. Any such results could materially harm our business. Other brand owners have also filed suit against us or have threatened to do so in numerous different jurisdictions, seeking to hold us liable for, among other things, alleged counterfeit items listed on our websites by third parties, “tester” and other not for resale consumer products listed on our websites by third parties, alleged misuse of trademarks in listings, alleged violations of selective distribution channel laws, alleged violations of parallel import laws, alleged non-compliance with consumer protection laws and in connection with paid search advertisements. We have prevailed in some of these suits, lost in others, and many are in various stages of appeal. We continue to believe that we have meritorious defenses to these suits and intend to defend ourselves vigorously.

In May 2009, the U.K. High Court of Justice ruled in the case filed by L'Oréal SA, Lancôme Parfums et Beauté & Cie, Laboratoire Garnier & Cie and L'Oréal (UK) Ltd against eBay International AG, other eBay companies, and several eBay sellers (No. HC07CO1978) that eBay was not jointly liable with the seller co-defendants as a joint tortfeasor, and indicated that it would certify to the European Court of Justice (ECJ) questions of liability for the use of L'Oréal trademarks, hosting liability, and the scope of a possible injunction against intermediaries. In July 2011, the ECJ ruled on the questions certified by the U.K. High Court of Justice. It held that (a) brand names could be used by marketplaces as keywords for paid search advertising without violating a trademark owner's rights if it were clear to consumers that the goods reached via the key word link were not being offered by the trademark owner or its designees but instead by third parties, (b) that marketplaces could invoke the limitation from liability provided by Article 14 of the ecommerce directive if they did not take such an active role with respect to the listings in question that the limitation would not be available, but that even where the limitation was available, the marketplace could be liable if it had awareness (through notice or its own investigation) of the illegality of the listings, (c) that a marketplace would be liable in a specific jurisdiction only if the offers on the website at issue were targeting that jurisdiction, a question of fact, (d) that injunctions may be issued to a marketplace in connection with infringing third party content, but that such injunctions must be proportionate and not block legitimate trade and (e) that trademark rights can only be evoked by a rights owner as a result of a seller's commercial activity as opposed to private activity. The matter was set to return to the U.K. High Court of Justice for further action in light of the ECJ opinion. However, we have entered into a Cooperation and Settlement Agreement with L'Oréal and the other parties to the suit, under which all pending litigation is terminated, including other pending cases in Europe regarding the question of liability for third party content on our websites. We had previously accrued sufficient amounts for this settlement.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

eBay's Korean subsidiary, IAC (which has merged into Gmarket and is now named eBay Korea), has notified its approximately 20 million users of a January 2008 data breach involving personally identifiable information including name, address, resident registration number and some transaction and refund data (but not including credit card information or real time banking information). Approximately 149,000 users sued IAC over this breach in several lawsuits in Korean courts and more may do so in the future (including after final determination of liability). Trial for a group of representative suits began in August 2009 in the Seoul Central District Court, and trial for other suits began later in the Seoul Central District Court. There is some precedent in Korea for a court to grant “consolation money” for data breaches without a specific finding of harm from the breach. Such precedents have involved payments of up to approximately $200 per user. In January 2010, the Seoul Central District Court ruled that IAC had met its obligations with respect to defending the website from intrusion and, accordingly, had no liability for the breach. This January 2010 ruling was appealed by approximately 34,000 plaintiffs to the Seoul High Court. In September 2012, the Seoul High Court announced its decision upholding the Seoul Central District Court's January 2010 decision for three cases involving 55 plaintiffs (who did not appeal to the Korea Supreme Court). During 2013, the Seoul High Court upheld the Seoul Central District Court's January 2010 ruling in another 18 cases involving 33,795 plaintiffs. The Seoul High Court's decision in 10 of these 18 cases has been appealed by 33,215 plaintiffs to the Korea Supreme Court, and there was no appeal in the eighty other cases. Currently, the Korea Supreme Court is reviewing a total of 11 cases with 33,218 plaintiffs, including one case appealed from the Daegu High Court. In January 2013, the Seoul Western District Court ruled in favor of IAC with respect to two cases filed by 2,291 plaintiffs by following the Seoul Central District Court's January 2010 ruling, and 2,284 plaintiffs proceeded to appeal the January 2013 decision of the Seoul Western District Court to the Seoul High Court. We expect decisions in these cases in late 2014.

General Matters

Other third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We are subject to patent disputes, and expect that we will increasingly be subject to additional patent infringement claims involving various aspects of our Marketplaces, Payments and Enterprise (formerly known as GSI) businesses as our services continue to expand in scope and complexity. Such claims may be brought directly against our companies and/or against our customers (who may be entitled to contractual indemnification under their contracts with us), and we are subject to increased exposure to such claims as a result of our acquisitions of other businesses or assets, particularly in cases where we are entering into new businesses in connection with such acquisitions. We have in the past been forced to litigate such claims. We may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act, the Lanham Act and the Communications Decency Act are interpreted by the courts, and as we expand the scope of our business (both in terms of the range of products and services that we offer and our geographical operations) and become subject to laws in jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves are either unclear or less favorable. We believe that additional lawsuits alleging that we have violated patent, copyright or trademark laws will be filed against us. Intellectual property claims, whether meritorious or not, are time consuming and costly to defend and resolve, could require expensive changes in our methods of doing business, or could require us to enter into costly royalty or licensing agreements on unfavorable terms.

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

Indemnification Provisions

In the ordinary course of business, we have included limited indemnification provisions in certain of our agreements with parties with which we have commercial relations, including our standard marketing, promotions and application-programming-interface license agreements. Under these contracts, we generally indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with claims by a third

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

party with respect to our domain names, trademarks, logos and other branding elements to the extent that such marks are applicable to our performance under the subject agreement. In certain cases, we have agreed to provide indemnification for intellectual property infringement. Our Enterprise business has provided in many of its major ecommerce agreements an indemnity for other types of third-party claims, which are indemnities mainly related to various intellectual property rights, and we have provided similar indemnities in a limited number of agreements for our other businesses, including our Magento business. In our PayPal business, we have provided an indemnity to our payment processors in the event of certain third-party claims or card association fines against the processor arising out of conduct by PayPal or PayPal customers. PayPal has also provided a limited indemnity to merchants using its retail point of sale payment services and to manufacturers of its point of sale devices (e.g., the PayPal Here devices and the Beacon device). In addition, Bill Me Later has provided indemnification provisions in its agreements with the chartered financial institutions that issue its credit products. It is not possible to determine the maximum potential loss under these indemnification provisions due to our limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, losses recorded in our statement of income in connection with our indemnification provisions have not been significant, either individually or collectively.

Off-Balance Sheet Arrangements

As of December 31, 2013, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

In Europe, we have two cash pooling arrangements with a financial institution for cash management purposes. These arrangements allow for cash withdrawals from this financial institution based upon our aggregate operating cash balances held in Europe within the same financial institution (“Aggregate Cash Deposits”). These arrangements also allow us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income. As of December 31, 2013, we had a total of $3.1 billion in cash withdrawals offsetting our $3.1 billion in Aggregate Cash Deposits held within the same financial institution under these cash pooling arrangements.

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

In 2012, PayPal's California regulator, the Division of Financial Institutions under the California Department of Business Oversight, notified PayPal that PayPal's practice of holding the funds underlying U.S. customer balances as an agent on behalf of its customers, rather than as owner of those funds, meant that PayPal could not treat those funds as liquid assets for purposes of the liquidity rules applicable to California money transmitter licensees. Based on changes to our U.S. PayPal user agreement effective November 1, 2012, PayPal began holding U.S. customer balances as direct claims against PayPal, rather than as an agent or custodian on behalf of such PayPal customers.  As a result, effective November 1, 2012, all U.S. PayPal customer balances, which were previously not reported on our consolidated balance sheet, have been reflected as assets in our consolidated balance sheet under “Funds receivable and customer accounts,” with an associated liability under “Funds payable and amounts due to customers.” Following this change, PayPal now holds all customer balances (both in the U.S. and internationally) as direct claims against PayPal.

Note 12 – Related Party Transactions
We have entered into indemnification agreements with each of our directors, executive officers and certain other officers. These agreements require us to indemnify such individuals, to the fullest extent permitted by Delaware law, for certain liabilities to which they may become subject as a result of their affiliation with us.
All contracts with related parties are at rates and terms that we believe are comparable with those that could be entered into with independent third parties. There were no material related party transactions in 2013. As of December 31, 2013, there were no material amounts payable to or amounts receivable from related parties.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13 – Stockholders' Equity
Preferred Stock
We are authorized, subject to limitations prescribed by Delaware law, to issue preferred stock in one or more series; to establish the number of shares included within each series; to fix the rights, preferences and privileges of the shares of each wholly unissued series and any related qualifications, limitations or restrictions; and to increase or decrease the number of shares of any series (but not below the number of shares of a series then outstanding) without any further vote or action by our stockholders. At December 31, 2013 and 2012, there were 10 million shares of $0.001 par value preferred stock authorized for issuance, and no shares issued or outstanding.
Common Stock
Our Amended and Restated Certificate of Incorporation authorizes us to issue 3.6 billion shares of common stock.

Note 14 – Stock Repurchase Program

In June 2012, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to an additional $2 billion of our common stock, with no expiration from the date of authorization. The 2012 stock repurchase program is intended to offset the impact of dilution from our equity compensation programs. The stock repurchase activity under the 2012 stock repurchase program during 2013 is summarized as follows:

	Shares Repurchased	Average Price per Share (1)	Value of Shares Repurchased	Remaining Amount Authorized
	(In millions, except per share amounts)
Balance at January 1, 2013	—	$51.89	$17	$1,983
Repurchase of common stock	25	54.33	1,343	(1,343)
Balance at December 31, 2013	25	$54.30	$1,360	$640

(1) Stock repurchase activity excludes broker commissions.

These repurchased shares were recorded as treasury stock and were accounted for under the cost method. No repurchased shares have been retired.

As of December 31, 2013, approximately $640 million remained for further repurchases of our common stock under the 2012 stock repurchase program.

In addition, in January 2014, our board of directors authorized an additional $5 billion stock repurchase program.  This new stock repurchase program, together with $640 million remaining under our prior stock repurchase program authorized in June 2012, brings the total repurchase authorization to $5.6 billion as of January 2014.  In addition to continuing to repurchase shares to offset dilution from our equity compensation programs, we expect, subject to market conditions and other factors, to make opportunistic repurchases of our common stock to reduce outstanding share count.  Any share repurchases under our stock repurchase programs may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives.
Our stock repurchase programs may be limited or terminated at any time without prior notice. The timing and actual number of shares repurchased will depend on a variety of factors including corporate and regulatory requirements, price, other market conditions and management's determination as to the appropriate use of our cash.

Note 15 – Stock-Based and Employee Savings Plans

Equity Incentive Plans

We have equity incentive plans under which we grant equity awards, including stock options, restricted stock units, performance-based restricted stock units, performance share units and nonvested shares, to our directors, officers and employees. At December 31, 2013, 611 million shares were authorized under our equity incentive plans and 47 million shares were available for future grant.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Restricted stock units and nonvested shares are granted to eligible employees under our equity incentive plans. In general, restricted stock units and nonvested shares vest in equal annual installments over a period of three to five years, are subject to the employees' continuing service to us and do not have an expiration date. The cost of restricted stock units and nonvested shares is determined using the fair value of our common stock on the date of grant. There were no grants of nonvested shares in 2013 and 2012 and vesting of all prior grants of nonvested shares was completed as of December 31, 2011.

In 2013, 2012 and 2011, certain executives were eligible to receive performance-based restricted stock units. The number of restricted stock units ultimately received depends on our business performance against specified performance targets set by the Compensation Committee. If the performance criteria are satisfied, the performance-based restricted stock units are granted, with one-half of the grant vesting in March following the end of the performance period and the remaining one-half vesting one year later.

In 2012, certain executives were granted performance share units with performance-based vesting conditions. The number of performance share units ultimately received depends on eBay Inc.'s total stockholder return meeting or exceeding the median total stockholder return of eBay Inc.'s 2012 peer group over annual performance periods from 2013-2016 and cumulative performance periods from 2012-2016. The performance share units are also subject to certain vesting and eligibility requirements and the shares underlying the performance share units issued upon satisfaction of the vesting conditions, if any, cannot be sold until after December 31, 2017.

Employee Stock Purchase Plan

We have an employee stock purchase plan for all eligible employees. Under the plan, shares of our common stock may be purchased over an offering period with a maximum duration of two years at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last day of the six-month purchase period. Employees may purchase shares having a value not exceeding 10% of their eligible compensation during an offering period. During the years ended 2013, 2012, and 2011, employees purchased approximately 4 million, 4 million and 3 million shares under this plan at average prices of $35.51, $26.10 and $23.55 per share, respectively. At December 31, 2013, approximately 31 million shares of common stock were reserved for future issuance.

Employee Savings Plan

We have a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 50% of their eligible compensation, but not more than statutory limits. In 2013, 2012 and 2011, we contributed one dollar for each dollar a participant contributed, with a maximum contribution of 4% of each employee's eligible compensation, subject to a maximum employer contribution of $10,400 per employee for each period. Our non-U.S. employees are covered by various other savings plans. Our total expenses for these savings plans were $84 million in 2013, $71 million in 2012 and $50 million in 2011.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Stock Units

Beginning with the 2011 annual meeting of stockholders, we have granted deferred stock units to each non-employee director (other than Mr. Omidyar) at the time of our annual meeting of stockholders equal to the result of dividing $220,000 by the fair market value of our common stock on the date of grant. In addition, new directors who are not employees of the company or its subsidiaries or affiliates receive a one-time grant of deferrred stock units equal to the result of dividing $150,000 by the fair market value of our common stock on the date of grant. Each deferred stock unit constitutes an unfunded and unsecured right to receive one share of our common stock (or, with respect to deferred stock units granted prior to August 1, 2013, the equivalent value thereof in cash or property at our election). Each deferred stock unit award granted to a new non-employee director upon election to the Board vests 25% one year from the date of grant, and at a rate of 2.08% per month thereafter. If the services of the director are terminated at any time, all rights to the unvested deferred stock units will also terminate. In addition, directors may elect to receive, in lieu of annual retainer and committee chair fees and at the time these fees would otherwise be payable (i.e., on a quarterly basis in arrears for services provided), fully vested deferred stock units with an initial value equal to the amount based on the fair market value of common stock at the date of grant. Following the termination of a non-employee director's service on the Board of Directors, deferred stock units granted prior to August 1, 2013 are payable in stock or cash (at our election), while deferred stock units granted on or after August 1, 2013 are payable solely in stock. As of December 31, 2013, there were approximately 303,339 deferred stock units outstanding included in our restricted stock unit activity below.

Stock Option Activity

The following table summarizes stock option activity under our equity incentive plans as of and for the year ended December 31, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In millions, except per share amounts and years)
Outstanding at January 1, 2013	24	$27.14
Granted and assumed	2	$55.27
Exercised	(11)	$27.07
Forfeited/expired/canceled	(1)	$31.96
Outstanding at December 31, 2013	14	$29.79	3.54	$345
Expected to vest	13	$29.37	3.48	$340
Options exercisable	9	$25.65	2.84	$271

The aggregate intrinsic value of options was calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock. At December 31, 2013, options to purchase 12 million shares of our common stock were in-the-money.

The weighted average grant-date fair value of options granted during the years 2013, 2012 and 2011 was $15.39, $11.21 and $9.87, respectively. During the years 2013, 2012 and 2011, the aggregate intrinsic value of options exercised under our equity incentive plans was $292 million, $276 million and $129 million, respectively, determined as of the date of option exercise.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Unit Activity

A summary of the status of restricted stock units ("RSU") granted (including performance-based restricted stock units that have been earned) under our equity incentive plans as of December 31, 2013 and changes during the year ended December 31, 2013 is presented below:

	Units	Weighted Average Grant-Date Fair Value (per share)
	(In millions, except per share amounts)
Outstanding at January 1, 2013	39	$31.35
Awarded and assumed	14	$55.21
Vested	(15)	$27.79
Forfeited	(4)	$37.83
Outstanding at December 31, 2013	34	$42.32
Expected to vest at December 31, 2013	30

During the years 2013, 2012 and 2011, the aggregate intrinsic value of restricted stock units vested under our equity incentive plans was $813 million, $591 million and $466 million, respectively.

 Stock-based Compensation Expense

The impact on our results of operations of recording stock-based compensation expense for years ended December 31, 2013, 2012 and 2011 was as follows:

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Cost of net revenues	$79	$55	$56
Sales and marketing	159	135	132
Product development	187	138	123
General and administrative	184	160	147
Total stock-based compensation expense	$609	$488	$458
Capitalized in product development	$15	$19	$17

As of December 31, 2013, there was approximately $1.0 billion of unearned stock-based compensation that will be expensed from 2014 through 2017. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel all or a portion of the remaining unearned stock-based compensation expense. Future unearned stock-based compensation will increase to the extent we grant additional equity awards, change the mix of grants between stock options and restricted stock units or assume unvested equity awards in connection with acquisitions.

Stock Option Valuation Assumptions

We calculated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Risk-free interest rate	0.6%	0.7%	1.2%
Expected life (in years)	4.1	4.0	3.8
Dividend yield	—%	—%	—%
Expected volatility	34%	38%	38%

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 16 – Income Taxes

The components of pretax income for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Year Ended December 31,
	2013	2012	2011
	(In millions)
United States	$594	$605	$1,746
International	2,872	2,479	2,164
	$3,466	$3,084	$3,910

U.S. pre-tax income for the year ended December 31, 2011 includes approximately $449 million relating to non-U.S. income recharacterized as U.S. income due to the settlement of multiple uncertain tax positions.

The provision for income taxes is comprised of the following:

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Current:
Federal	$455	$327	$518
State and local	(4)	63	24
Foreign	190	120	122
	$641	$510	$664
Deferred:
Federal	$18	$34	$64
State and local	(22)	(24)	(3)
Foreign	(27)	(45)	(44)
	(31)	(35)	17
	$610	$475	$681
The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate of 35% for 2013, 2012 and 2011 to income before income taxes:

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Provision at statutory rate	$1,213	$1,080	$1,369
Permanent differences:
Foreign income taxed at different rates	(607)	(617)	(1,093)
Gain on sale of Skype	—	—	321
Change in valuation allowance	—	3	(1)
Stock-based compensation	33	(14)	32
State taxes, net of federal benefit	(26)	39	21
Research and other tax credits	(43)	1	(8)
Divested business	21	(41)	34
Other	19	24	6
	$610	$475	$681

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to be reversed. Significant deferred tax assets and liabilities consist of the following:

	December 31,
	2013	2012
	(In millions)
Deferred tax assets:
Net operating loss, capital loss and credits	$310	$235
Accruals and allowances	341	355
Stock-based compensation	145	133
Discount on note receivable	—	55
Net unrealized losses	5	5
Net deferred tax assets	801	783
Valuation allowance	(186)	(169)
	$615	$614
Deferred tax liabilities:
Unremitted foreign earnings	$(246)	$(220)
Acquisition-related intangibles	(296)	(357)
Depreciation and amortization	(351)	(302)
Available-for-sale securities	(332)	(237)
Other	(28)	(21)
	(1,253)	(1,137)
	$(638)	$(523)
As of December 31, 2013, our federal, foreign and state net operating loss carryforwards for income tax purposes were approximately $146 million, $147 million and $569 million, respectively. The federal and state net operating loss carryforwards are subject to various limitations under Section 382 of the Internal Revenue Code and applicable state tax laws. If not utilized, the federal net operating loss carryforwards will begin to expire in 2016 and the state net operating loss carryforwards will begin to expire in 2014. As of December 31, 2013, our federal and state tax credit carryforwards for income tax purposes were approximately $2 million and $44 million, respectively. If not utilized, the federal tax credit carryforwards will begin to expire in 2018 and most of the state tax credits carry forward indefinitely.
As of December 31, 2013 and 2012, our federal capital loss carryover amounted to $403 million and $344 million, respectively, which is subject to a full valuation allowance. The increase in the capital loss carryover and associated valuation allowance is primarily due to the tax loss on sale of the Kynetic note. If not utilized, the federal capital loss carryover will begin to expire in 2014 and fully expire in 2018.
At December 31, 2013 and 2012, we maintained a valuation allowance with respect to certain of our deferred tax assets relating primarily to U.S. capital losses and operating losses in certain states and various non-U.S. jurisdictions that we believe are not likely to be realized.
We have not provided for U.S. federal or foreign income taxes, including withholding taxes on $14.0 billion of our non-U.S. subsidiaries' undistributed earnings as of December 31, 2013. We intend to indefinitely reinvest the $14.0 billion of our non-U.S. subsidiaries’ undistributed earnings in our international operations. Accordingly, we currently have no plans to repatriate those funds. As such, we do not know the time or manner in which we would repatriate those funds. Because the time or manner of repatriation is uncertain, we cannot determine the impact of local taxes, withholding taxes and foreign tax credits associated with the future repatriation of such earnings and therefore cannot quantify the tax liability. In cases where we intend to repatriate a portion of our foreign subsidiaries’ undistributed earnings, we provide U.S. and applicable foreign taxes on such earnings and such taxes are included in our deferred taxes or tax payable liabilities depending upon the planned timing and manner of such repatriation. During 2013, we provided U.S. tax on approximately $450 million of our non-U.S. earnings which we expect to repatriate in the future.
On a regular basis, we develop cash forecasts to estimate our cash needs internationally and domestically. We consider projected cash needs for, among other things, investments in our existing businesses, potential acquisitions and capital transactions, including repurchases of our common stock and debt repayments. We estimate the amount of cash available or

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

needed in the jurisdictions where these investments are expected, as well as our ability to generate cash in those jurisdictions and our access to capital markets. This analysis enables us to conclude whether or not we will indefinitely reinvest the current period’s foreign earnings. We benefit from tax rulings concluded in several different jurisdictions, most significantly Switzerland, Singapore and Luxembourg. These rulings provide for significantly lower rates of taxation on certain classes of income and require various thresholds of investment and employment in those jurisdictions. These rulings resulted in a tax savings of $540 million and $439 million in 2013 and 2012, respectively, which increased earnings per share (diluted) by approximately $0.41 and $0.33 in 2013 and 2012, respectively. These tax rulings are currently in effect and expire over periods ranging from 2020 to the duration of business operations in the respective jurisdictions. We evaluate compliance with our tax ruling agreements annually.

The following table reflects changes in unrecognized tax benefits since January 1, 2011:

	2013	2012	2011
	(In millions)
Gross amounts of unrecognized tax benefits as of the beginning of the period	$340	$286	$428
Increases related to prior period tax positions	104	60	33
Decreases related to prior period tax positions	(143)	(24)	(139)
Increases related to current period tax positions	37	19	41
Settlements	(4)	(1)	(77)
Gross amounts of unrecognized tax benefits as of the end of the period	$334	$340	$286

During 2013 we increased our reserves by $104 million for various issues that related to tax examination risks assessed during the year. In addition, we reduced our reserves by $143 million based on audit findings and settlement of multiple uncertain tax positions. If the remaining balance of unrecognized tax benefits were realized in a future period, it would result in a tax benefit of $256 million. As of December 31, 2013, our liabilities for unrecognized tax benefits were included in accrued expenses and other current liabilities and deferred and other tax liabilities, net.

 We recognize interest and/or penalties related to uncertain tax positions in income tax expense. In 2013, we reduced our accrual for penalties and interest resulting in a tax benefit of $17 million. The amount of interest and penalties accrued as of December 31, 2013 and 2012 was approximately $77 million and $117 million, respectively.

We are subject to both direct and indirect taxation in the U.S. and various states and foreign jurisdictions. We are under examination by certain tax authorities for the 2003 to 2012 tax years. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these or other examinations. The material jurisdictions where we are subject to potential examination by tax authorities for tax years after 2002 include, among others, the U.S. (Federal and California), France, Germany, Italy, Korea, Israel, Switzerland, Singapore and Canada.

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

Note 17 – Loans and Interest Receivable, Net
Loans and interest receivable represent purchased consumer receivables arising from loans made by a partner chartered financial institution to individual consumers in the U.S. to purchase goods and services through our Bill Me Later merchant network. Although a chartered financial institution continues to own each respective customer account, we own the related consumer receivable and Bill Me Later is responsible for all servicing functions related to the customer accounts. Effective August 29, 2013, ownership of most of the existing customer accounts was transitioned to a new chartered financial institution. As part of the arrangement with the new chartered financial institution, we sell the chartered financial institution a participation interest in the entire pool of consumer receivables outstanding under the customer accounts. During 2013 and 2012, we purchased approximately $4.1 billion and $3.2 billion, respectively, in consumer receivables. As of December 31, 2013, the total outstanding balance of this pool of consumer receivables is $2.9 billion, of which we sold a participation interest to the new chartered financial institution of $65 million, or 2.25%.  The chartered financial institution has no recourse related to its participation interest for failure of debtors to pay when due. The participation interest held by the chartered financial institution has the same priority to the interests held by us and is subject to the same credit, prepayment, and interest rate risk associated with this pool of consumer receivables.

Loans and interest receivable are reported at their outstanding principal balances, net of participation interest sold and pro-rata allowances, including unamortized deferred origination costs and estimated collectible interest and fees. We use a consumer's FICO score, among other measures, in evaluating the credit quality of our consumer receivables. A FICO score is a type of credit score that lenders use to assess an applicant's credit risk and whether to extend credit. Individual FICO scores generally are obtained each quarter the consumer has an outstanding consumer receivable owned by Bill Me Later. The weighted average consumer FICO score related to the pool of consumer receivables and interest receivable balance outstanding as of December 31, 2013 was 688 compared to 689 as of December 31, 2012. As of December 31, 2013 and 2012, approximately 54.7% and 55.8%, respectively, of the pool of consumer receivables and interest receivable balance was due from consumers with FICO scores greater than 680, which is generally considered "prime" by the consumer credit industry. As of December 31, 2013 and December 31, 2012, 9.1% and 9.4%, respectively, of the pool of consumer receivables and interest receivable balance was due from customers with FICO scores below 599. As of December 31, 2013 and 2012, approximately 90%, of our consumer receivables and interest receivable portfolio was current for both periods.
The following table summarizes the activity in the allowance for loans and interest receivable for the years ended December 31, 2013 and 2012:

(In millions)
Balance as of January 1, 2012	$59
Charge-offs	(137)
Recoveries	9
Provision	170
Balance as of January 1, 2013	101
Charge-offs	(232)
Recoveries	14
Provision	263
Balance as of December 31, 2013	$146

Note 18 – Interest and Other, Net

The components of interest and other, net for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Interest income	$111	$134	$111
Interest expense	(100)	(63)	(25)
Gain on sale of Skype	—	—	1,664
Gain (loss) on divestiture of businesses	75	118	(257)
Other	9	7	44
	$95	$196	$1,537

In 2012, we recognized a loss on a divestiture of a business and a gain on the sale of our remaining 30% equity interest in Skype.

For the years ended December 31, 2013 and 2012, interest expense on borrowings incurred to finance Bill Me Later's portfolio of loan receivables included in cost of net revenues was $11 million and $9 million, respectively.

Note 19 – Accumulated Other Comprehensive Income
The following table summarizes the changes in accumulated balances of other comprehensive income for the year ended December 31, 2013:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains on Investments	Foreign Currency Translation	Estimated tax (expense) benefit	Total
	(In millions)
Beginning balance	$(55)	$687	$449	$(225)	$856
Other comprehensive income before reclassifications	(65)	243	208	(91)	295
Amount of gain (loss) reclassified from accumulated other comprehensive income	(14)	9	—	—	(5)
Net current period other comprehensive income	(51)	234	208	(91)	300
Ending balance	$(106)	$921	$657	$(316)	$1,156
The following table provides details about reclassifications out of accumulated other comprehensive income for the year ended December 31, 2013:

Details about Accumulated Other Comprehensive Income Components	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Income
(In millions)
Gains (losses) on cash flow hedges - foreign exchange contracts	$(4)	Net revenues
	(3)	Cost of net revenues
	(1)	Sales and marketing
	(5)	Product development
	(1)	General and administrative
	(14)	Total, before income taxes
	—	Provision for income taxes
	(14)	Total, net of income taxes

Unrealized gains on investments	9	Interest and other, net
	9	Total, before income taxes
	—	Provision for income taxes
	9	Total, net of income taxes

Total reclassifications for the period	$(5)	Total, net of income taxes

Supplementary Data — Quarterly Financial Data — Unaudited
The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2013. This quarterly information has been prepared on the same basis as the Consolidated Financial Statements and includes all adjustments necessary to state fairly the information for the periods presented.
Quarterly Financial Data
(Unaudited, in millions, except per share amounts)

	Quarter Ended
	March 31	June 30	September 30(1)	December 31
2013
Net revenues	$3,748	$3,877	$3,892	$4,530
Gross profit	$2,596	$2,666	$2,668	$3,081
Net income	$677	$640	$689	$850
Net income per share-basic	0.52	0.49	0.53	0.66
Net income per share-diluted	$0.51	$0.49	$0.53	$0.65
Weighted-average shares:
Basic	1,295	1,297	1,295	1,295
Diluted	1,319	1,313	1,310	1,310

	Quarter Ended
	March 31	June 30 (2)	September 30	December 31
2012
Net revenues	$3,277	$3,398	$3,404	$3,992
Gross profit	$2,294	$2,411	$2,382	$2,769
Net income	$570	$692	$597	$751
Net income per share-basic	$0.44	$0.54	$0.46	$0.58
Net income per share-diluted	$0.44	$0.53	$0.45	$0.57
Weighted-average shares:
Basic	1,288	1,291	1,292	1,294
Diluted	1,308	1,309	1,314	1,318

(1)	The quarterly financial information includes a $75 million gain on the sale of our investments in RueLaLa and ShopRunner.

(2)
The quarterly financial information includes a $118 million gain on the divestiture of a business. See "Note 3 - Business Combinations and Divestitures" to the consolidated financial statements included in this report.

eBay Inc.
FINANCIAL STATEMENT SCHEDULE
The Financial Statement Schedule II — VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Annual Report on Form 10-K.

	Balance at Beginning of Period	Charged/Credited to Net Income	Charged to Other Account	Charges Utilized/Write-offs	Balance at End of Period
	(In millions)
Allowances for Doubtful Accounts and Authorized Credits
Year Ended December 31, 2011	$86	$135	$—	$(134)	$87
Year Ended December 31, 2012	87	177	—	(175)	89
Year Ended December 31, 2013	$89	$249	$—	$(232)	$106

Allowance for Transaction, Loan and Interest Losses
Year Ended December 31, 2011	$137	$482	$—	$(426)	$193
Year Ended December 31, 2012	193	573	—	(538)	228
Year Ended December 31, 2013	$228	$805	$—	$(726)	$307

Tax Valuation Allowance
Year Ended December 31, 2011	$43	$33	$—	$7	$83
Year Ended December 31, 2012	83	16	78	(8)	169
Year Ended December 31, 2013	$169	$35	$(2)	$(16)	$186

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 31th day of January, 2014.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 31, 2014.

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
			8-K	000-24821	11/20/2009

2.03**	Agreement and Plan of Merger, dated March 27, 2011, among Registrant, Gibraltar Acquisition Corp. and GSI Commerce, Inc.		8-K	000-24821	3/30/2011

3.01	Registrant's Amended and Restated Certificate of Incorporation.		8-K	000-24821	4/27/2012

3.02	Registrant's Amended and Restated Bylaws.		8-K	000-24821	4/27/2012

4.01	Form of Specimen Certificate for Registrant's Common Stock.		S-1	333-59097	8/19/1998

4.02	Indenture dated as of October 28, 2010 between Registrant and Wells Fargo Bank, National Association, as trustee.		8-K	000-24821	10/28/2010

4.03	Supplemental Indenture dated as of October 28, 2010 between Registrant and Wells Fargo Bank, National Association, as trustee.		8-K	000-24821	10/28/2010

4.04	Forms of 0.875% Senior Note due 2013, 1.625% Senior Note due 2015 and 3.250% Senior Note due 2020.		8-K	000-24821	10/28/2010

4.05	Forms of 0.70% Note due 2015, 1.35% Note due 2017, 2.60% Note due 2022 and 4.00% Note due 2042.		8-K	000-24821	7/24/2012

4.06	Indenture dated as of July 2, 2007 between GSI Commerce, Inc. and The Bank of New York, as trustee.		10-Q	000-24821	7/22/2011

4.07	First Supplemental Indenture dated as of June 17, 2011 to the Indenture dated as of July 2, 2007 between GSI Commerce, Inc. and The Bank of New York Mellon, as trustee.		10-Q	000-24821	7/22/2011

4.08	Form of 2.50% Convertible Senior Note due 2027.		10-Q	000-24821	7/22/2011

10.01+	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers.		S-1	333-59097	7/15/1998

10.02+	Registrant's 1998 Equity Incentive Plan, as amended.		10-K	000-24821	2/28/2007

10.03+	Form of Stock Bonus Agreement under Registrant's 1998 Equity Incentive Plan.		10-Q	000-24821	10/27/2004

10.04+	Form of Stock Option Agreement under Registrant's 1998 Equity Incentive Plan.		10-Q	000-24821	10/27/2004

No.	Exhibit Description	Filed with this 10-K	Incorporated by Reference
			Form	File No.	Date Filed

10.05+	Form of Restricted Stock Unit Agreement (and Performance-Based Restricted Stock Unit Agreement) under Registrant's 1998 Equity Incentive Plan.		10-K	000-24821	2/28/2007

10.06+	Registrant's Amended and Restated 1998 Employee Stock Purchase Plan.		10-Q	000-24821	7/27/2007

10.07+	Registrant's 1998 Directors Stock Option Plan, as amended.		10-K	000-24821	2/28/2007

10.08+	Registrant's 1999 Global Equity Incentive Plan, as amended.		10-Q	000-24821	7/27/2007

10.09+	Form of Stock Option Agreement under Registrant's 1999 Global Equity Incentive Plan.		10-Q	000-24821	10/27/2004

10.10+	Form of Restricted Stock Unit Agreement under Registrant's 1999 Global Equity Incentive Plan.		10-K	000-24821	2/28/2007

10.11+	Registrant's 2001 Equity Incentive Plan, as amended.		10-K	000-24821	2/28/2007

10.12+	Form of Stock Option Agreement under Registrant's 2001 Equity Incentive Plan.		10-Q	000-24821	10/27/2004

10.13+	Registrant's 2003 Deferred Stock Unit Plan, as amended.		10-K	000-24821	2/28/2007

10.14+	Amendment to Registrant's 2003 Deferred Stock Unit Plan, effective April 2, 2012.		10-Q	000-24821	7/19/2012

10.15+	Form of Director Award Agreement under Registrant's 2003 Deferred Stock Unit Plan.		10-Q	000-24821	7/19/2012

10.16+	Form of Electing Director Award Agreement under Registrant's 2003 Deferred Stock Unit Plan.		10-Q	000-24821	7/19/2012

10.17+	Form of New Director Award Agreement under Registrant's 2003 Deferred Stock Unit Plan.		10-Q	000-24821	7/19/2012

10.18+	Form of 2003 Deferred Stock Unit Plan Restricted Stock Unit Grant Notice and Agreement.		10-Q/A	000-24821	4/24/2008

10.19+	Registrant's 2008 Equity Incentive Award Plan, as amended and restated.		DEF 14A	000-24821	3/19/2012

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

10.46
First Amendment, dated as of March 4, 2013, to the Credit Agreement, dated as of November 22, 2011, by and among Registrant, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto.
			10-Q	000-24821	4/19/2013

10.47+	Form of New Director Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	4/19/2013

10.48+	Form of Director Annual Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	4/19/2013

10.49+	Form of Electing Director Quarterly Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	4/19/2013

10.50+	Form of Performance Share Unit Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	4/19/2013

12.01	Statement regarding computation of ratio of earnings to fixed charges.	X

21.01	List of Subsidiaries.	X

23.01	PricewaterhouseCoopers LLP consent.	X

24.01	Power of Attorney (see signature page).	X

31.01	Certification of Registrant's Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.02	Certification of Registrant's Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.01	Certification of Registrant's Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.02	Certification of Registrant's Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

+	Indicates a management contract or compensatory plan or arrangement

++	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the Securities and Exchange Commission.

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