Form 10-Q
period 2014-03-31
EBAY INC
filed 2014-05-01
CIK 1065088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 25, 2014, there were 1,267,342,622 shares of the registrant's common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements
eBay Inc.
CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2014	December 31, 2013
	(In millions, except par value amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,415	$4,494
Short-term investments	3,429	4,531
Accounts receivable, net	810	899
Loans and interest receivable, net	2,744	2,789
Funds receivable and customer accounts	9,648	9,260
Other current assets	1,313	1,310
Total current assets	22,359	23,283
Long-term investments	5,211	4,971
Property and equipment, net	2,686	2,760
Goodwill	9,257	9,267
Intangible assets, net	805	941
Other assets	227	266
Total assets	$40,545	$41,488
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$4	$6
Accounts payable	277	309
Funds payable and amounts due to customers	9,648	9,260
Accrued expenses and other current liabilities	5,523	2,799
Deferred revenue	169	158
Income taxes payable	120	107
Total current liabilities	15,741	12,639
Deferred and other tax liabilities, net	828	841
Long-term debt	4,124	4,117
Other liabilities	243	244
Total liabilities	20,936	17,841
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.001 par value; 3,580 shares authorized; 1,267 and 1,294 shares outstanding	2	2
Additional paid-in capital	13,202	13,031
Treasury stock at cost, 329 and 296 shares	(11,207)	(9,396)
Retained earnings	16,528	18,854
Accumulated other comprehensive income	1,084	1,156
Total stockholders' equity	19,609	23,647
Total liabilities and stockholders' equity	$40,545	$41,488

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended March 31,
	2014	2013
	(In millions, except per share amounts)
	(Unaudited)
Net revenues	$4,262	$3,748
Cost of net revenues	1,351	1,152
Gross profit	2,911	2,596
Operating expenses:
Sales and marketing	805	697
Product development	480	434
General and administrative	465	408
Provision for transaction and loan losses	204	175
Amortization of acquired intangible assets	79	82
Total operating expenses	2,033	1,796
Income from operations	878	800
Interest and other, net	(5)	9
Income before income taxes	873	809
Provision for income taxes	(3,199)	(132)
Net income (loss)	$(2,326)	$677
Net income (loss) per share:
Basic	$(1.82)	$0.52
Diluted	$(1.82)	$0.51
Weighted average shares:
Basic	1,276	1,295
Diluted	1,276	1,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2014	2013
	(In millions)
	(Unaudited)
Net income (loss)	$(2,326)	$677
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation	(29)	(301)
Unrealized gains (losses) on investments, net	(97)	140
Tax (expense) benefit on unrealized gains (losses) on investments, net	42	(54)
Unrealized gains (losses) on hedging activities, net	15	86
Tax (expense) benefit on unrealized gains (losses) on hedging activities, net	(3)	(3)
Other comprehensive income (loss), net tax	(72)	(132)
Comprehensive income (loss)	$(2,398)	$545

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2014	2013
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(2,326)	$677
Adjustments:
Provision for transaction and loan losses	204	175
Depreciation and amortization	382	329
Stock-based compensation	149	111
Deferred income taxes	3,108	450
Changes in assets and liabilities, net of acquisition effects	(343)	(805)
Net cash provided by operating activities	1,174	937
Cash flows from investing activities:
Purchases of property and equipment	(206)	(299)
Changes in principal loans receivable, net	(2)	(29)
Purchases of investments	(1,261)	(1,426)
Maturities and sales of investments	2,006	1,048
Acquisitions, net of cash acquired	(4)	(8)
Other	(1)	(5)
Net cash provided by (used in) investing activities	532	(719)
Cash flows from financing activities:
Proceeds from issuance of common stock	55	102
Repurchases of common stock	(1,811)	(476)
Excess tax benefits from stock-based compensation	60	116
Tax withholdings related to net share settlements of restricted stock awards and units	(104)	(153)
Funds receivable and customer accounts, net	(388)	(803)
Funds payable and amounts due to customers, net	388	803
Other	7	—
Net cash used in financing activities	(1,793)	(411)
Effect of exchange rate changes on cash and cash equivalents	8	(94)
Net increase (decrease) in cash and cash equivalents	(79)	(287)
Cash and cash equivalents at beginning of period	4,494	6,817
Cash and cash equivalents at end of period	$4,415	$6,530
Supplemental cash flow disclosures:
Cash paid for interest	$36	$34
Cash paid for income taxes	$35	$40

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — The Company and Summary of Significant Accounting Policies

The Company

We are a global technology company that enables commerce through three reportable segments: Marketplaces, Payments and Enterprise. Our Marketplaces segment includes our eBay.com platform and its localized counterparts and our other online platforms, such as our online classifieds sites and StubHub. Our Payments segment is comprised of PayPal and Bill Me Later. Our Enterprise segment includes our Magento business and provides commerce technologies, omnichannel operations and marketing solutions for merchants of all sizes that operate in general merchandise categories.

We are required to comply with various regulations worldwide in order to operate our businesses, particularly our Payments business. We also partner with banks and other financial institutions in order to offer our Payments services globally. Changes in laws or regulations, non-compliance with laws or regulations or loss of key bank or financial institution partners could have a significant adverse impact on our ability to operate our Payments business; therefore, we monitor these areas closely to mitigate potential adverse impacts.

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

Principles of consolidation and basis of presentation

The accompanying condensed financial statements are consolidated and include the financial statements of eBay Inc., our wholly and majority-owned subsidiaries and variable interest entities (“VIE”) if we were the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. Minority interests are recorded as a noncontrolling interest. A qualitative approach is applied to assess the consolidation requirement for VIEs. Investments in entities where we hold at least a 20% ownership interest and have the ability to exercise significant influence, but not control, over the investee are accounted for using the equity method of accounting. For such investments, our share of the investees' results of operations is included in interest and other, net and our investment balance is included in long-term investments. Investments in entities where we hold less than a 20% ownership interest are generally accounted for using the cost method of accounting, and our share of the investees' results of operations is included in our condensed consolidated statement of income to the extent dividends are received.

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2013. We have evaluated all subsequent events through the date these condensed consolidated financial statements were issued. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for fair presentation of the condensed consolidated financial statements for the interim period.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Recent Accounting Pronouncements
In 2013, the Financial Accounting Standards Board ("FASB") issued new accounting guidance clarifying the accounting for the release of a cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The new standard was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The adoption of this standard did not have a significant impact on our financial position, results of operations, or cash flows.
In 2013, the FASB issued new accounting guidance clarifying the accounting for obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. The new standard was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The adoption of this standard did not have a significant impact on our financial position, results of operations, or cash flows.
In 2013, the FASB issued a new accounting standard that will require the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the consolidated balance sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new standard required adoption on a prospective basis in the first quarter of 2014. The adoption of this standard did not have a significant impact on our financial position, results of operations, or cash flows.

Note 2 — Net Income (loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding options and equity incentive awards is reflected in diluted net income (loss) per share by application of the treasury stock method. The calculation of diluted net income (loss) per share excludes all anti-dilutive common shares. The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(In millions, except per share amounts)
Numerator:
Net income (loss)	$(2,326)	$677
Denominator:
Weighted average shares of common stock - basic	1,276	1,295
Dilutive effect of equity incentive awards	—	24
Weighted average shares of common stock - diluted	1,276	1,319
Net income (loss) per share:
Basic	$(1.82)	$0.52
Diluted	$(1.82)	$0.51
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	51	1

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 3 — Goodwill and Intangible Assets

Goodwill

The following table presents goodwill balances and adjustments to those balances for each of our reportable segments and corporate investments during the three months ended March 31, 2014:

	December 31, 2013	Goodwill Acquired	Adjustments	March 31, 2014
	(In millions)
Reportable segments:
Marketplaces	$4,861	$1	$(29)	$4,833
Payments	3,120	—	18	3,138
Enterprise	1,239	—	47	1,286
Corporate and other	47	—	(47)	—
	$9,267	$1	$(11)	$9,257

The adjustments to goodwill during the three months ended March 31, 2014 were due primarily to foreign currency translation, a post-closing adjustment related to our acquisition of Braintree which closed December 19, 2013 and a change in our reportable segments. Refer to "Note 4 - Segments" for further discussion on the change in our reportable segments.

Intangible Assets

The components of identifiable intangible assets are as follows:

	March 31, 2014				December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
	(In millions, except years)
Intangible assets:
Customer lists and user base	$1,664	$(1,258)	$406	5	$1,653	$(1,213)	$440	5
Marketing related	870	(702)	168	5	780	(677)	103	5
Developed technologies	572	(424)	148	4	554	(401)	153	4
Braintree related(1)	N/A	N/A	N/A	N/A	155	—	155	—
All other	273	(190)	83	4	273	(183)	90	4
	$3,379	$(2,574)	$805		$3,415	$(2,474)	$941

(1)	During the three months ended March 31, 2014, we allocated the Braintree intangible assets between customer lists, marketing related and developed technologies intangible assets.

Amortization expense for intangible assets was $109 million and $108 million for the three months ended March 31, 2014 and 2013, respectively.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Expected future intangible asset amortization as of March 31, 2014 is as follows (in millions):

Fiscal years:
Remaining 2014	$260
2015	299
2016	174
2017	42
2018	24
Thereafter	6
$805

Note 4 — Segments

We have three reportable segments: Marketplaces, Payments and Enterprise. We allocate resources to and assess the performance of each reportable segment using information about its revenue and operating income (loss). We do not evaluate operating segments using discrete asset information. We do not allocate gains and losses from equity investments, interest and other income, or taxes to our reportable segments.

During the first quarter of 2014, we changed our reportable segments based upon changes in our organizational structure which reflect the integration of our Magento platform into our Enterprise segment. Prior to this change, Magento was reported in corporate and other. Also during the quarter, we revised our internal management reporting of certain Marketplaces transactions to align more closely with our related operating metrics. Related to this change, we reclassified our Marketplaces vehicles and real estate revenues from net transaction revenues to marketing services and other revenues. Prior period amounts have been revised to conform to the current period segment reporting structure.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following tables summarize the financial performance of our reportable segments and provides a reconciliation to our consolidated operating results for the periods reflected below:

	Three Months Ended March 31,
	2014	2013
	(In millions)
Net Revenue
Marketplaces
Net transaction revenues	$1,727	$1,554
Marketing services and other revenues	428	403
	2,155	1,957
Payments
Net transaction revenues	1,700	1,435
Marketing services and other revenues	145	113
	1,845	1,548
Enterprise
Net transaction revenues	208	186
Marketing services and other revenues	61	62
	269	248

Elimination of inter-segment net revenue (1)	(7)	(5)
Total consolidated net revenue	$4,262	$3,748

Operating income (loss)
Marketplaces	$856	$823
Payments	475	374
Enterprise	13	(1)
Corporate and other	(466)	(396)
Total operating income (loss)	$878	$800

(1) Represents revenue generated between our reportable segments.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 5 — Fair Value Measurement of Assets and Liabilities

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013:

Description	Balance as of March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents	$4,415	$4,355	$60
Short-term investments:
Restricted cash	19	19	—
Corporate debt securities	2,620	—	2,620
Government and agency securities	9	—	9
Equity instruments	781	781	—
Total short-term investments	3,429	800	2,629
Funds receivable and customer accounts	3,458	—	3,458
Derivatives	21	—	21
Long-term investments:
Corporate debt securities	4,611	—	4,611
Government and agency securities	237	—	237
Total long-term investments	4,848	—	4,848
Total financial assets	$16,171	$5,155	$11,016

Liabilities:
Derivatives	$119	$—	$119

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Description	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents	$4,494	$4,159	$335
Short-term investments:
Restricted cash	17	17	—
Corporate debt securities	3,529	—	3,529
Government and agency securities	43	—	43
Time deposits	49	—	49
Equity instruments	893	893	—
Total short-term investments	4,531	910	3,621
Funds receivable and customer accounts	3,563	—	3,563
Derivatives	44	—	44
Long-term investments:
Corporate debt securities	4,445	—	4,445
Government and agency securities	251	—	251
Total long-term investments	4,696	—	4,696
Total financial assets	$17,328	$5,069	$12,259

Liabilities:
Derivatives	$151	$—	$151

Our financial assets and liabilities are valued using market prices on both active markets (level 1) and less active markets (level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. The majority of our derivative instruments are valued using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as equity prices, interest rate yield curves, option volatility and currency rates. Our derivative instruments are primarily short-term in nature, generally one month to one year in duration. Certain foreign currency contracts designated as cash flow hedges may have a duration of up to 18 months. We did not have any transfers of financial instruments between valuation levels during the first three months of 2014.

Cash and cash equivalents are short-term, highly liquid investments with original or remaining maturities of three months or less when purchased and are comprised primarily of bank deposits, money market funds and commercial paper. We had total funds receivable and customer accounts of $9.6 billion as of March 31, 2014, of which $3.5 billion was invested in short-term investments.

In addition, we had cost and equity method investments of approximately $357 million and $269 million included in long-term investments on our condensed consolidated balance sheet at March 31, 2014 and our consolidated balance sheet at December 31, 2013, respectively. Additionally, as of both March 31, 2014 and December 31, 2013, we also held $6 million of time deposits classified as held to maturity, which are recorded at amortized cost.

As of March 31, 2014 and December 31, 2013, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

Other financial instruments, including accounts receivable, loans and interest receivable, accounts payable, funds receivable, certain customer accounts, funds payable and amounts due to customers, are carried at cost, which approximates their fair value because of the short-term nature of these instruments.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 6 — Derivative Instruments

The notional amounts associated with our foreign currency contracts at March 31, 2014 and 2013 were $4.8 billion and $5.7 billion, respectively, of which $1.8 billion and $2.0 billion were designated as cash flow hedges during those respective periods. Derivative transactions are measured in terms of the notional amount, but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the derivative instruments. The notional amount is generally not exchanged, but is used only as the basis on which the value of foreign exchange payments under these contracts is determined.
For our derivative instruments designated as cash flow hedges, the amounts recognized in earnings related to the ineffective portion were not material in each of the periods presented, and we did not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness. As of March 31, 2014, we estimate that approximately $86 million of net derivative losses related to our cash flow hedges included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

Fair Value of Derivative Contracts

The fair value of our outstanding derivative instruments as of March 31, 2014 and December 31, 2013 was as follows:

	Derivative Assets Reported in Other Current Assets		Derivative Liabilities Reported in Other Current Liabilities
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$6	$15	$97	$121
Foreign exchange contracts not designated as hedging instruments	15	29	22	30
Total fair value of derivative instruments	$21	$44	$119	$151

Under the master netting agreements with the respective counterparties to our foreign exchange contracts, subject to applicable requirements, we are allowed to net settle transactions of the same currency with a single net amount payable by one party to the other.  However, we have elected to present the derivative assets and derivative liabilities on a gross basis in our consolidated balance sheet.  As of March 31, 2014, the potential effect of rights of set-off associated with the foreign exchange contracts, discussed above, would be an offset to both assets and liabilities by $21 million, resulting in a net derivative liability of $98 million. We are not required to pledge, nor are we entitled to receive, cash collateral related to these derivative transactions.

Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following table summarizes the activity of derivative contracts that qualify for hedge accounting as of March 31, 2014 and December 31, 2013, and the impact of these derivative contracts on accumulated other comprehensive income for the three months ended March 31, 2014:

	December 31, 2013	Amount of gain (loss) recognized in other comprehensive income (effective portion)	Amount of gain (loss) reclassified from accumulated other comprehensive income to net revenue and operating expense (effective portion)	March 31, 2014
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$(106)	$(6)	$(21)	$(91)

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table summarizes the activity of derivative contracts that qualify for hedge accounting as of March 31, 2013 and December 31, 2012, and the impact of these derivative contracts on accumulated other comprehensive income for the three months ended March 31, 2013:

	December 31, 2012	Amount of gain (loss) recognized in other comprehensive income (effective portion)	Amount of gain (loss) reclassified from accumulated other comprehensive income to net revenue and operating expense (effective portion)	March 31, 2013
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$(55)	$82	$(4)	$31

Effect of Derivative Contracts on Condensed Consolidated Statement of Income

The following table provides the location in our financial statements of the recognized gains or losses related to our derivative instruments:

	Three Months Ended March 31,
	2014	2013
	(In millions)
Foreign exchange contracts designated as cash flow hedges recognized in net revenues	$(17)	$—
Foreign exchange contracts designated as cash flow hedges recognized in operating expenses	(4)	(4)
Foreign exchange contracts not designated as hedging instruments recognized in interest and other, net	(10)	4
Total gain (loss) recognized from derivative contracts in the condensed consolidated statement of income	$(31)	$—

Note 7 — Debt
The following table summarizes the carrying value of our outstanding debt:

	Coupon	Carrying Value as of	Effective	Carrying Value as of	Effective
	Rate	March 31, 2014	Interest Rate	December 31, 2013	Interest Rate
	(In millions, except percentages)
Long-Term Debt
Senior notes due 2015	1.625%	$599	1.805%	$599	1.805%
Senior notes due 2015	0.700%	250	0.820%	250	0.820%
Senior notes due 2017	1.350%	1,000	1.456%	1,000	1.456%
Senior notes due 2020	3.250%	498	3.389%	498	3.389%
Senior notes due 2022	2.600%	999	2.678%	999	2.678%
Senior notes due 2042	4.000%	743	4.114%	743	4.114%
Total senior notes		4,089		4,089
Other indebtedness		35		28
Total long-term debt		$4,124		$4,117

Short-Term Debt
Other indebtedness		4		6
Total short-term debt		4		6
Total Debt		$4,128		$4,123
Senior Notes
The effective interest rates for our fixed-rate senior notes include the interest payable, the amortization of debt issuance costs and the amortization of any original issue discount on these senior notes. Interest on these senior notes is payable semiannually. Interest expense associated with these senior notes, including amortization of debt issuance costs, during the three months ended March 31, 2014 and 2013 was approximately $25 million and $26 million, respectively. At March 31, 2014, the estimated fair value of these senior notes included in long-term debt was approximately $4.0 billion.

The indenture pursuant to which the senior notes were issued includes customary covenants that, among other things and subject to exceptions, limit our ability to incur, assume or guarantee debt secured by liens on specified assets or enter into sale and lease-back transactions with respect to specified properties, and also includes customary events of default.
Other Indebtedness
Our other indebtedness is comprised of overdraft facilities, notes payable, and capital lease obligations. We have formal overdraft facilities in India bearing interest on drawn balances at a rate of approximately 10% per annum. Drawn balances are expected to be repaid in more than one year. Notes payable is comprised primarily of a note that bears interest at 6.3% per annum and has a maturity date of July 2034. Our capital leases have maturity dates ranging from May 2014 to September 2014 and bear interest at rates ranging from 3% to 7% per annum. The present value of future minimum capital lease payments as of March 31, 2014 was $2 million with imputed interest of less than $1 million.
Commercial Paper
We have a $2 billion commercial paper program pursuant to which we may issue commercial paper notes with maturities of up to 397 days from the date of issue. As of March 31, 2014, there were no commercial paper notes outstanding.
Credit Agreement
As of March 31, 2014, no borrowings or letters of credit were outstanding under our $3 billion credit agreement. However, as described above, we have a $2 billion commercial paper program and maintain $2 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due.  As a result, at March 31, 2014, $1 billion of borrowing capacity was available for other purposes permitted by the credit agreement.  The credit agreement includes customary representations, warranties, affirmative and negative covenants, including a financial covenant, events of default and indemnification provisions in favor of the banks. The negative covenants include restrictions regarding the incurrence of liens, subject to exceptions. The financial covenant requires us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio.
We were in compliance with all covenants in our outstanding debt instruments for the three-month period ended March 31, 2014.

Note 8 — Commitments and Contingencies

Commitments

 As of March 31, 2014, approximately $16.3 billion of unused credit was available to Bill Me Later accountholders. While this amount represents the total unused credit available, we have not experienced, and do not anticipate, that all of our Bill Me Later accountholders will access their entire available credit at any given point in time. In addition, the individual lines of credit that make up this unused credit are subject to periodic review and termination by the chartered financial institutions that are the issuers of Bill Me Later credit products based on, among other things, account usage and customer creditworthiness. When a consumer makes a purchase using a Bill Me Later credit product, the chartered financial institution extends credit to the consumer, funds the extension of credit at the point of sale and advances funds to the merchant. We subsequently purchase the consumer receivables related to the consumer loans and as a result of that purchase, bear the risk of loss in the event of loan defaults. However, we subsequently sell a participation interest in the entire pool of consumer loans to the chartered financial institution that extended the consumer loans. Although the chartered financial institution continues to own each customer account, we own and bear the risk of loss on the related consumer receivables, less the participation interest held by the chartered financial institution, and Bill Me Later is responsible for all servicing functions related to the customer account balances. As of March 31, 2014, the total outstanding balance of this pool of consumer receivables was $2.9 billion, of which the chartered financial institution owned a participation interest of $89 million, or 3.1% of the total outstanding balance of the consumer receivables as of that date.

Litigation and Other Legal Matters

Overview
We are involved in legal proceedings on an ongoing basis. If we believe that a loss arising from such matters is probable and can be reasonably estimated, we accrue the estimated liability in our financial statements. If only a range of estimated losses can be determined, we accrue an amount within the range that, in our judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we accrue the low end of the range. Amounts accrued for legal proceedings for which we believe a loss is probable were not material for the three months ended March 31, 2014. Except as otherwise noted, we have concluded that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our accruals are also not material. For those proceedings in which an unfavorable outcome is reasonably possible but not probable, we have disclosed an estimate of the reasonably possible loss or range of losses or we have concluded that an estimate of the reasonably possible loss or range of losses arising directly from the proceeding (i.e., monetary damages or amounts paid in judgment or settlement) are not material. If we cannot estimate the probable or reasonably possible loss or range of losses arising from a legal proceeding, we have disclosed that fact.
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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

eBay's Korean subsidiary, IAC (which has merged into Gmarket and is now named eBay Korea), has notified its approximately 20 million users of a January 2008 data breach involving personally identifiable information including name, address, resident registration number and some transaction and refund data (but not including credit card information or real time banking information). Approximately 149,000 users sued IAC over this breach in several lawsuits in Korean courts and more may do so in the future (including after final determination of liability). Trial for a group of representative suits began in August 2009 in the Seoul Central District Court, and trial for additional suits began later in the Seoul Central District Court. There is some precedent in Korea for a court to grant “consolation money” for data breaches without a specific finding of harm from the breach. Such precedents have involved payments of up to approximately $200 per user. In January 2010, the Seoul Central District Court ruled that IAC had met its obligations with respect to defending the website from intrusion and, accordingly, had no liability for the breach. This January 2010 ruling was appealed by approximately 34,000 plaintiffs to the Seoul High Court. In September 2012, the Seoul High Court announced its decision upholding the Seoul Central District Court's January 2010 decision for three cases involving 55 plaintiffs (who did not appeal to the Korea Supreme Court). During 2013, the Seoul High Court upheld the Seoul Central District Court's January 2010 ruling in another 18 cases involving 33,795 plaintiffs. The Seoul High Court's decision in 10 of these 18 cases has been appealed by 33,215 plaintiffs to the Korea Supreme Court, and there was no appeal in the eight other cases. Currently, the Korea Supreme Court is reviewing a total of 11 cases with 33,218 plaintiffs, including one case appealed from the Daegu High Court. In January 2013, the Seoul Western District Court ruled in favor of IAC with respect to two cases filed by 2,291 plaintiffs by following the Seoul Central District Court's January 2010 ruling, and 2,284 plaintiffs proceeded to appeal the January 2013 decision of the Seoul Western District Court to the Seoul High Court. We expect decisions in these cases in late 2014.

General Matters

Other third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We are subject to patent disputes, and expect that we will increasingly be subject to additional patent infringement claims involving various aspects of our Marketplaces, Payments and Enterprise businesses as our services continue to expand in scope and complexity. Such claims may be brought directly against our companies and/or against our customers (who may be entitled to contractual indemnification under their contracts with us), and we are subject to increased exposure to such claims as a result of our recent acquisitions, particularly in cases where we are entering into new lines of business in connection with such acquisitions. We have in the past been forced to litigate such claims. We may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act, the Lanham Act and the Communications Decency Act are interpreted by the courts, and as we expand the scope of our businesses (both in terms of the range of products and services that we offer and our geographical operations) and become subject to laws in jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves are either unclear or less

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

favorable. We believe that additional lawsuits alleging that we have violated patent, copyright or trademark laws will be filed against us. Intellectual property claims, whether meritorious or not, are time consuming and costly to defend and resolve, could require expensive changes in our methods of doing business or could require us to enter into costly royalty or licensing agreements on unfavorable terms.

From time to time, we are involved in other disputes or regulatory inquiries that arise in the ordinary course of business, including suits by our users (individually or as class actions) alleging, among other things, improper disclosure of our prices, rules or policies, that our prices, rules, policies or customer/user agreements violate applicable law or that we have not acted in conformity with such prices, rules, policies or agreements. The number and significance of these disputes and inquiries are increasing as our company has grown larger, our businesses have expanded in scope (both in terms of the range of products and services that we offer and our geographical operations) and our products and services have increased in complexity. Any claims or regulatory actions against us, whether meritorious or not, could be time consuming, result in costly litigation, damage awards (including statutory damages for certain causes of action in certain jurisdictions), injunctive relief or increased costs of doing business through adverse judgment or settlement, require us to change our business practices in expensive ways, require significant amounts of management time, result in the diversion of significant operational resources or otherwise harm our business.

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

Off-Balance Sheet Arrangements

As of March 31, 2014, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

In Europe, we have various cash pooling arrangements with financial institutions for cash management purposes. These arrangements allow for cash withdrawals from these financial institutions based upon our aggregate operating cash balances held in Europe within the same financial institutions (“Aggregate Cash Deposits”). These arrangements also allow us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by these financial institutions as a basis for calculating our net interest expense or income under these arrangements. As of March 31, 2014, we had a total of $5.8 billion in cash withdrawals offsetting our $5.8 billion in Aggregate Cash Deposits held within these financial institutions under these cash pooling arrangements.

Note 9 — Stock Repurchase Programs

In June 2012, our Board of Directors authorized a stock repurchase program that provided for the repurchase of up to $2 billion of our common stock, with no expiration from the date of authorization. In January 2014, our Board of Directors authorized an additional stock repurchase program that provides for the repurchase of up to an additional $5 billion of our common stock, with no expiration from the date of authorization. The stock repurchase programs are intended to offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, are also used to make opportunistic repurchases of our common stock to reduce our outstanding share count.  Any share repurchases under our stock repurchase programs may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives.

Our stock repurchase programs may be limited or terminated at any time without prior notice. The timing and actual number of shares repurchased will depend on a variety of factors, including corporate and regulatory requirements, price and other market conditions and management's determination as to the appropriate use of our cash.

The stock repurchase activity under our stock repurchase programs during the three months ended March 31, 2014 is summarized as follows:

	Shares Repurchased	Average Price per Share	Value of Shares Repurchased	Remaining Amount Authorized
	(In millions, except per share amounts)
Balance as of January 1, 2014	25	$54.30	$1,360	$640
Authorization of additional plan in January 2014				5,000
Repurchase of shares of common stock	33	54.64	1,811	(1,811)
Balance as of March 31, 2014	58	$54.49	$3,171	$3,829

As of March 31, 2014, we had repurchased the full amount of common stock authorized under our June 2012 stock repurchase program and a total of approximately $3.8 billion remained available for further repurchases of our common stock under our January 2014 stock repurchase program. These repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. No repurchased shares of common stock have been retired.

Note 10 — Stock-Based Plans

Stock Option Activity

The following table summarizes stock option activity for the three months ended March 31, 2014:

Options
(In millions)
Outstanding as of January 1, 2014	14
Granted and assumed	—
Exercised	(2)
Forfeited/expired/canceled	—
Outstanding as of March 31, 2014	12

The weighted average exercise price of stock options granted during the period was $56.74 per share and the related weighted average grant date fair value was $13.64 per share.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Restricted Stock Unit Activity

The following table summarizes restricted stock unit ("RSU") activity for the three months ended March 31, 2014:

Units
(In millions)
Outstanding as of January 1, 2014	34
Awarded and assumed	3
Vested	(5)
Forfeited	(1)
Outstanding as of March 31, 2014	31

The weighted average grant date fair value for RSUs awarded during the period was $55.47 per share.

 Stock-Based Compensation Expense

The impact on our results of operations of recording stock-based compensation expense for the three months ended March 31, 2014 and 2013 was as follows:

	Three Months Ended March 31,
	2014	2013
	(In millions)
Cost of net revenues	$17	$13
Sales and marketing	42	33
Product development	51	32
General and administrative	39	33
Total stock-based compensation expense	$149	$111
Capitalized in product development	$4	$3

Stock Option Valuation Assumptions

We calculated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Risk-free interest rate	1.06%	0.49%
Expected life (in years)	3.9	3.8
Dividend yield	—%	—%
Expected volatility	29%	34%

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 11 — Income Taxes

The following table reflects changes in unrecognized tax benefits for the three months ended March 31, 2014:

(In millions)
Gross amounts of unrecognized tax benefits as of January 1, 2014	$334
Increases related to prior period tax positions	—
Decreases related to prior period tax positions	—
Increases related to current period tax positions	4
Settlements	(3)
Gross amounts of unrecognized tax benefits as of March 31, 2014	$335

As of March 31, 2014, our liabilities for unrecognized tax benefits were included in accrued expenses and other current liabilities, deferred and other tax liabilities, net and as a reduction of the amount of deferred tax asset for tax credit carryforwards.

We recognize interest and/or penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties accrued as of March 31, 2014 and December 31, 2013 was approximately $80 million and $77 million, respectively.

We are subject to both direct and indirect taxation in the U.S. and various states and foreign jurisdictions. We are under examination by certain tax authorities for the 2003 to 2012 tax years. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these or other examinations. The material jurisdictions where we are subject to potential examination by tax authorities for certain tax years after 2002 include, among others, the U.S. (Federal and California), France, Germany, Italy, Korea, Israel, Switzerland, Singapore, the United Kingdom and Canada.

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

As of December 31, 2013, we had approximately $14.0 billion of indefinitely reinvested foreign earnings for which we had not provided U.S. income or applicable foreign withholding taxes. During the first quarter of 2014, we altered our capital allocation strategy. As a result, we changed our intent with regard to the indefinite reinvestment of undistributed foreign earnings of certain of our foreign subsidiaries for 2013 and prior years. Accordingly, a portion of these earnings are no longer considered indefinitely reinvested in our international operations. In connection with this change in our capital allocation strategy during the first quarter of 2014, we provided for U.S. income and applicable foreign withholding taxes on $9.0 billion of undistributed foreign earnings of those subsidiaries for 2013 and prior years, and recorded a deferred tax liability of approximately $3.0 billion, which is included in accrued expenses and other current liabilities on on condensed consolidated balance sheet at March 31, 2014. The remaining approximately $5.0 billion of undistributed foreign earnings have been reinvested in our foreign operations, as we have determined that these earnings are necessary to support our planned ongoing investments in our foreign operations, and as a result, these earnings remain indefinitely reinvested in those operations. In making this determination, we consider projected cash needs for, among other things, investment in our existing businesses, potential acquisitions and capital transactions, including repurchases of our common stock and debt repayments. Additionally, we estimate the amount of cash available or needed in the jurisdictions where these investments are expected, as well as our ability to generate cash in those jurisdictions and our access to capital markets. This analysis enables us to conclude whether or not we will indefinitely reinvest foreign earnings in our international operations. The remaining approximately $5.0 billion of undistributed foreign earnings for 2013 and prior years that is indefinitely reinvested in our foreign operations relates to a large number of our non-U.S. subsidiaries located in numerous jurisdictions for which it is impracticable to determine the impact of U.S. income or applicable foreign taxes that would be payable if such earnings were repatriated to the U.S.

In addition to the accrual of deferred taxes related to undistributed foreign earnings of certain of our non-U.S. subsidiaries for 2013 and prior years discussed above, we recorded in the first quarter of 2014 U.S. income and applicable foreign taxes of $53 million based on our estimated 2014 earnings of our non-U.S. subsidiaries not considered indefinitely reinvested in our foreign operations.

Note 12 — Loans and Interest Receivable, Net
Loans and interest receivable primarily represent purchased consumer receivables arising from loans made by our partner chartered financial institutions to individual consumers in the U.S. to purchase goods and services through our Bill Me Later merchant network. Although a chartered financial institution continues to own each respective customer account, we own the related consumer receivable and Bill Me Later is responsible for all servicing functions related to the customer accounts. Effective August 2013, ownership of most of the existing customer accounts was transitioned to a new chartered financial institution. As part of the arrangement with the new chartered financial institution, we sell the chartered financial institution a participation interest in the entire pool of consumer receivables outstanding under the customer accounts. During the three months ended March 31, 2014 and 2013, we purchased approximately $1.1 billion and $849 million, respectively, in consumer receivables. As of March 31, 2014, the total outstanding balance of this pool of consumer receivables was $2.9 billion, of which the chartered financial institution owned a participation interest of $89 million, or 3.1% of the total outstanding balance of the consumer receivables at that date.  The chartered financial institution has no recourse against us related to its participation interest for failure of debtors to pay when due. The participation interest held by the chartered financial institution has the same priority to the interests held by us and is subject to the same credit, prepayment, and interest rate risk associated with this pool of consumer receivables.
Loans and interest receivable are reported at their outstanding principal balances, net of participation interest sold and pro-rata allowances, including unamortized deferred origination costs and estimated collectible interest and fees. We use a consumer's FICO score, among other measures, in evaluating the credit quality of our consumer receivables. A FICO score is a type of credit score that lenders use to assess an applicant's credit risk and whether to extend credit. Individual FICO scores generally are obtained each quarter the consumer has an outstanding consumer receivable owned by Bill Me Later. The weighted average consumer FICO score related to the pool of consumer receivables and interest receivable balance outstanding as of March 31, 2014 was 685, compared to 688 as of December 31, 2013. As of March 31, 2014 and December 31, 2013, approximately 53.3% and 54.7%, respectively, of the pool of consumer receivables and interest receivable balance was due from consumers with FICO scores greater than 680, which is generally considered "prime" by the consumer credit industry. As of March 31, 2014 and December 31, 2013, approximately 10.5% and 9.1%, respectively, of the pool of consumer receivables and interest receivable balance was due from customers with FICO scores below 599. As of March 31, 2014 and December 31, 2013, approximately 91% and 90%, respectively, of the portfolio of consumer receivables and interest receivable was current.

During 2013, we began a pilot program, working with a chartered financial institution, for the chartered financial institutions to offer working capital loans to selected merchant sellers in the U.S.  We subsequently purchase the related merchant receivable from the chartered financial institution.  This program is still in the pilot phase.  Under the program, participating merchants can borrow a certain percentage of their annual payment volume processed by PayPal and are charged a fixed fee for the loan.  As of March 31, 2014, the total outstanding balance of this pool of merchant receivables was approximately $39 million.
The following table summarizes the activity in the allowance for loans and interest receivable, net of participating interest sold, for the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(In millions)
Balance as of January 1	$146	$101
Charge-offs	(70)	(51)
Recoveries	7	3
Provision	66	56
Balance as of March 31	$149	$109

Note 13 — Accumulated Other Comprehensive Income
The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended March 31, 2014:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains on Investments	Foreign Currency Translation	Estimated tax (expense) benefit	Total
	(In millions)
Beginning balance	$(106)	$921	$657	$(316)	$1,156
Other comprehensive income before reclassifications	(6)	(90)	(29)	39	(86)
Amount of gain (loss) reclassified from accumulated other comprehensive income	(21)	7	—	—	(14)
Net current period other comprehensive income	15	(97)	(29)	39	(72)
Ending balance	$(91)	$824	$628	$(277)	$1,084
The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended March 31, 2013:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains on Investments	Foreign Currency Translation	Estimated tax (expense) benefit	Total
	(In millions)
Beginning balance	$(55)	$687	$449	$(225)	$856
Other comprehensive income before reclassifications	82	141	(301)	(57)	(135)
Amount of gain (loss) reclassified from accumulated other comprehensive income	(4)	1	—	—	(3)
Net current period other comprehensive income	86	140	(301)	(57)	(132)
Ending balance	$31	$827	$148	$(282)	$724

The following table provides details about reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2014 and 2013:

Details about Accumulated Other Comprehensive Income Components	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement of Income
	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
	(In millions)
Gains (losses) on cash flow hedges - foreign exchange contracts	$(17)	$—	Net Revenues
	(1)	—	Cost of net revenues
	—	(1)	Sales and marketing
	(2)	(2)	Product development
	(1)	(1)	General and administrative
	(21)	(4)	Total, before income taxes
	—	—	Provision for income taxes
	(21)	(4)	Total, net of income taxes

Unrealized gains on investments	7	1	Interest and other, net
	7	1	Total, before income taxes
	—	—	Provision for income taxes
	7	1	Total, net of income taxes

Total reclassifications for the period	$(14)	$(3)	Total, net of income taxes

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

When we refer to “we,” “our,” “us” or “eBay” in this Quarterly Report on Form 10-Q, we mean the current Delaware corporation (eBay Inc.) and its California predecessor, as well as all of our consolidated subsidiaries, unless otherwise expressly stated or the context otherwise requires.

Overview

We are a global technology company that enables commerce through three reportable segments: Marketplaces, Payments and Enterprise. Our Marketplaces segment includes our eBay.com platform and its localized counterparts and our other online platforms, such as our online classifieds sites and StubHub. Our Payments segment is comprised of PayPal and Bill Me Later. Our Enterprise segment includes our Magento business and provides commerce technologies, omnichannel operations and marketing solutions for merchants of all sizes that operate in general merchandise categories.

Net revenues for the three months ended March 31, 2014 increased 14% to $4.3 billion compared to the same period of the prior year, driven primarily by increases in net revenues from each of our segments. For the three months ended March 31, 2014, our operating margin remained flat at 21%, consistent with the same period of the prior year. For the three months ended March 31, 2014, our diluted earnings per share decreased to $(1.82), a $2.33 decrease compared to the same period of the prior year, driven primarily by the accrual of deferred taxes on $9.0 billion of undistributed foreign earnings for 2013 and prior years, partially offset by growth in net revenues. For the three months ended March 31, 2014, we generated cash flow from operations of $1.2 billion, compared to $937 million for the same period of the prior year.

Our Marketplaces segment total net revenues increased $198 million, or 10%, for the three months ended March 31, 2014 compared to the same period of the prior year. The increase in total net revenues was driven primarily by an increase in gross merchandise volume (GMV) (as defined below) of 12% for the three months ended March 31, 2014 compared to the same period of the prior year, which was due primarily to continued growth internationally and in the U.S. and a favorable impact from foreign currency movements relative to the U.S. dollar. Our Marketplaces segment operating margin decreased by 2.4 percentage points for the three months ended March 31, 2014 compared to the same period of the prior year, due primarily to continued investments in our marketing programs, site operations and business initiatives.
Our Payments segment total net revenues increased $297 million, or 19%, for the three months ended March 31, 2014 compared to the same period of the prior year. The increase in total net revenues was driven primarily by an increase in net total payment volume (TPV) (as defined below) of 27% for the three months ended March 31, 2014 compared to the same period of the prior year and growth in Bill Me Later. Our Payments segment operating margin increased by 1.6 percentage points for the three months ended March 31, 2014 compared to the same period of the prior year due primarily to an increase in volume and operating efficiencies that was partially offset by a lower take rate.

Our Enterprise segment total net revenues increased $21 million, or 8%, for the three months ended March 31, 2014 compared to the same period of the prior year. The increase in total net revenues was driven primarily by an increase in Gross Merchandise Sales (as defined below) of 16% for the three months ended March 31, 2014 compared to the same period of the prior year. Our Enterprise segment operating margin increased 5.2 percentage points for the three months ended March 31, 2014 compared to the same period of the prior year, due primarily to an increase in operating efficiencies that was partially offset by a lower take rate.
We define GMV as the total value of all successfully closed transactions between users on Marketplaces platforms (excluding eBay's classifieds websites, brands4friends and Shopping.com) during the period regardless of whether the buyer and seller actually consummated the transaction; excludes vehicles and real estate gross merchandise volume. We define Net TPV as the total dollar volume of payments, net of payment reversals, successfully completed through our payments networks, including Bill Me Later, Venmo and payments processed through Braintree’s full stack payments platform during the period; excludes payments sent or received through PayPal's and Braintree's payment gateway businesses. We define Merchant Services Net TPV as the total dollar volume of payments, net of payment reversals, successfully completed through our payments networks, including Bill Me Later, Venmo and payments processed through Braintree's full stack payments platform during the period; excludes PayPal's and Braintree's payment gateway businesses and payments for transactions on our Marketplaces platforms. We define On eBay Net TPV as the total dollar volume of payments, net of payment reversals, successfully completed through our payments networks, including Bill Me Later, during the period for transactions on our Marketplaces platforms. We define Gross Merchandise Sales as the retail value of all sales transactions, inclusive of freight charges and net of allowance for returns and discounts, which flow through our Enterprise commerce technologies, whether we record the full amount of such transaction as a product sale or a percentage of such transaction as a service fee; excludes volume transacted through the Magento platform. We define ECV as the total Marketplaces GMV, Payments Merchant Services Net TPV and eBay Enterprise Gross Merchandise Sales not earned on eBay or paid for via PayPal or Bill Me Later during the period; excludes volume transacted through the Magento platform.

Results of Operations

Summary of Net Revenues

We generate two types of net revenues: net transaction revenues and marketing services and other revenues. Our net transaction revenues are derived principally from listing fees and final value fees (which are fees payable on transactions closed on our Marketplaces platforms), fees paid by merchants for payment processing services and ecommerce service fees. Our marketing services revenues are derived principally from the sale of advertisements, revenue sharing arrangements, classifieds fees, marketing service fees and lead referral fees. Other revenues are derived principally from interest and fees earned on the Bill Me Later portfolio of receivables from loans, interest earned on certain PayPal customer account balances and fees from contractual arrangements with third parties that provide services to our users.

The following table sets forth the breakdown of net revenues by type and geography for the periods presented:(1)

	Three Months Ended March 31,
	2014	2013
	(In millions)
Net Revenues by Type:
Net transaction revenues
Marketplaces	$1,727	$1,554
Payments	1,700	1,435
Enterprise	208	186
Total net transaction revenues	3,635	3,175
Marketing services and other revenues
Marketplaces	428	403
Payments	145	113
Enterprise	61	62
Total marketing services and other revenues	634	578
Elimination of inter-segment net revenue (2)	(7)	(5)
Total net revenues	$4,262	$3,748
Net Revenues by Geography:
U.S.	$1,998	$1,789
International	2,264	1,959
Total net revenues	$4,262	$3,748

(1)
During the first quarter of 2014, we changed our reportable segments based upon changes in our organizational structure which reflect the integration of our Magento platform into our Enterprise segment. Prior to this change, Magento was reported in corporate and other. Also during the quarter, we revised our internal management reporting of certain Marketplaces transactions to align more closely with our related operating metrics. Related to this change, we reclassified our Marketplaces vehicles and real estate revenues from net transaction revenues to marketing services and other revenues. Prior period amounts have been revised to conform to the current period segment reporting structure.

(2)	Represents net revenue generated between our reportable segments.

Revenues are attributed to U.S. and international geographies based primarily upon the country in which the seller, payment recipient, customer, website that displays advertising, or other service provider, as the case may be, is located.

Because we generated a majority of our net revenues internationally in recent periods, including the three months ended March 31, 2014 and 2013, we are subject to the risks of doing business in foreign countries as discussed under "Part II - Item 1A - Risk Factors." In that regard, fluctuations in foreign currency exchange rates impact our results of operations. We have a foreign exchange risk management program that is designed to reduce our exposure to fluctuations in foreign currencies; however, the effectiveness of this program in mitigating the impact of foreign currency fluctuations on our results of operations varies from period to period, and in any given period, our operating results are usually affected, sometimes significantly, by changes in currency exchange rates. Fluctuations in exchange rates also directly affect our cross-border revenue. We calculate the year-over-year impact of foreign currency movements on our business using prior period foreign currency rates applied to current year transactional currency amounts.

For the three months ended March 31, 2014, foreign currency movements relative to the U.S. dollar positively impacted net revenues by $24 million (inclusive of a negative impact of approximately $17 million from hedging activities included in Payments net revenue) compared to the same period of the prior year. On a business segment basis, for the three months ended March 31, 2014, foreign currency movements relative to the U.S. dollar positively impacted Marketplaces and Enterprise net revenues by approximately $29 million and less than $1 million, respectively, and negatively impacted Payments net revenues by approximately $5 million, in each case compared to the same period of the prior year (net of the negative impact of hedging activities noted above in the case of Payments net revenues).

The following table sets forth, for the periods presented, certain key operating metrics that we believe are significant factors affecting our net revenues:

	Three Months Ended March 31,		Percent
	2014	2013	Change
	(In millions, except percentage changes)
Supplemental Operating Data:
Marketplaces Segment: (1)
GMV (2)	$20,545	$18,307	12%
Payments Segment:
Merchant Services Net TPV (3)	$37,162	$28,087	32%
On eBay Net TPV (4)	$14,844	$12,953	15%
Net TPV (5)	$52,006	$41,040	27%
Enterprise Segment:
Gross Merchandise Sales (6)	$936	$807	16%

(1)	eBay's classifieds websites, brands4friends and Shopping.com are not included in these metrics.

(2)
Total value of all successfully closed transactions between users on Marketplaces platforms during the period regardless of whether the buyer and seller actually consummated the transaction; excludes vehicles and real estate gross merchandise volume.

(3)
Total dollar volume of payments, net of payment reversals, successfully completed through our payments networks, including Bill Me Later, Venmo and payments processed though Braintree's full stack payments platform during the period; excludes PayPal's and Braintree's payment gateway businesses and payments for transactions on our Marketplaces platforms.

(4)
Total dollar volume of payments, net of payment reversals, successfully completed through our payments networks, including Bill Me Later, during the period for transactions on our Marketplaces platforms.

(5)
Total dollar volume of payments, net of payment reversals, successfully completed through our payments networks, including Bill Me Later, Venmo and payments processed through Braintree’s full stack payments platform during the period; excludes payments sent or received through PayPal's and Braintree’s payment gateway businesses.

(6)
Represents the retail value of all sales transactions, inclusive of freight charges and net of allowance for returns and discounts, which flow through our Enterprise commerce technologies, whether we record the full amount of such transaction as a product sale or a percentage of such transaction as a service fee; excludes volume transacted through the Magento platform.

Seasonality

The following table sets forth, for the periods presented, our total net revenues and the sequential quarterly movements of these net revenues:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In millions, except percentage changes)
2012
Net revenues	$3,277	$3,398	$3,404	$3,992
Percent change from prior quarter	(3)%	4%	0%	17%
2013
Net revenues	$3,748	$3,877	$3,892	$4,530
Percent change from prior quarter	(6)%	3%	0%	16%
2014
Net revenues	$4,262
Percent change from prior quarter	(6)%

We expect transaction activity patterns on our websites to mirror general consumer buying patterns. Our Enterprise segment is highly seasonal. The fourth calendar quarter typically accounts for a disproportionate amount of Enterprise's total annual revenues because consumers increase their purchases and businesses increase their advertising to consumers in the fourth quarter holiday season. We expect that these trends will continue.

Marketplaces Net Transaction Revenues

Marketplaces net transaction revenues increased $173 million, or 11%, while GMV increased 12% during the three months ended March 31, 2014 compared to the same period in the prior year. The increase in net transaction revenues and GMV was due primarily to continued growth in our businesses internationally as well as a favorable impact from foreign currency movements relative to the U.S. dollar. In addition, slower U.S. growth and a weaker StubHub performance impacted revenue growth.

Marketplaces net transaction revenues earned internationally totaled $995 million and $862 million during the three months ended March 31, 2014 and 2013, respectively, representing 58% and 55% of total Marketplaces net transaction revenues during those respective periods. The increase in international net transaction revenues as a percentage of total net transaction revenues during the three months ended March 31, 2014 was due primarily to stronger growth in international GMV relative to U.S. GMV, in addition to a favorable impact from foreign currency movements relative to the U.S. dollar.

Payments Net Transaction Revenues

Payments net transaction revenues increased $265 million, or 19%, during the three months ended March 31, 2014 compared to the same period of the prior year, due primarily to net TPV growth of 27%, partially offset by a lower take rate and the net impact of foreign currency activity and hedging. The increase in net TPV was due primarily to growth in consumer and merchant use of PayPal both on and off eBay and the impact of Braintree. The lower take rate was due primarily to a shift to larger merchants who pay lower rates. Our Merchant Services Net TPV increased 32% during the three months ended March 31, 2014 compared to the same period of the prior year, and represented 71% of PayPal's net TPV in the three months ended March 31, 2014 compared to 68% in the same period of the prior year. On eBay Net TPV increased 15% during the three months ended March 31, 2014 compared to the same period of the prior year, and represented 29% of PayPal's net TPV in the three months ended March 31, 2014 compared to 32% in the same period of the prior year.

Payments net transaction revenues earned internationally totaled $950 million and $791 million during the three months ended March 31, 2014 and March 31, 2013, respectively, representing 56% and 55% of total Payments net transaction revenues during those respective periods. The increase in international net transaction revenues during the three months ended March 31, 2014 as a percentage of total Payments net transaction revenues compared to the same period of the prior year was due primarily to higher growth in Merchant Services Net TPV outside the U.S. as we expanded merchant coverage and consumer share of checkout.

Enterprise Net Transaction Revenues

Enterprise net transaction revenues increased $22 million, or 12%, during the three months ended March 31, 2014 compared to the same period of the prior year, due primarily to a 16% increase in Gross Merchandise Sales for the period, partially offset by a lower take rate.

Marketing Services and Other Revenues

Marketing services and other revenues increased $56 million, or 10%, during the three months ended March 31, 2014 compared to the same period of the prior year, and represented 15% of total net revenues for both periods. The increase in marketing services and other revenues during the three months ended March 31, 2014 was due in part to growth in our Bill Me Later portfolio of receivables from loans and increased revenue from our advertising businesses.

Summary of Cost of Net Revenues

The following table summarizes changes in cost of net revenues for the periods presented(1):

	Three Months Ended March 31,		Change from 2013 to 2014
	2014	2013	in Dollars	in %
	(In millions, except percentages)
Cost of net revenues:
Marketplaces	$404	$356	$48	13%
As a percentage of total Marketplaces net revenues	18.7%	18.2%
Payments	744	617	127	21%
As a percentage of total Payments net revenues	40.3%	39.9%
Enterprise	200	178	22	12%
As a percentage of total Enterprise net revenues	74.3%	71.8%
Corporate and other	3	1	2	200%
Total cost of net revenues	$1,351	$1,152	$199	17%
As a percentage of net revenues	31.7%	30.7%

(1)
During the first quarter of 2014, we changed our reportable segments based upon changes in our organizational structure which reflect the integration of our Magento platform into our Enterprise segment. Prior to this change, Magento was reported in corporate and other. Prior period amounts have been revised to conform to the current period segment reporting structure.

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

Marketplaces

Marketplaces cost of net revenues increased $48 million, or 13%, during the three months ended March 31, 2014, compared to the same period of the prior year. The increase was due primarily to an increase in volume and continued investment in our site operations and data centers. This resulted in the cost of net revenues as a percentage of Marketplaces net revenues increasing by 0.5 percentage points during the three months ended March 31, 2014 compared to the same period in the prior year.

Payments

Payments cost of net revenues increased $127 million, or 21%, during the three months ended March 31, 2014, compared to the same period of the prior year. The increase was due primarily to the impact of growth in transaction processing costs associated with the growth in net TPV and growth in our customer support initiatives. This resulted in the cost of net revenues as a percentage of Payments net revenues increasing by 0.4 percentage points during the three months ended March 31, 2014 compared to the same period in the prior year.

Enterprise

Enterprise cost of net revenues increased $22 million, or 12%, during the three months ended March 31, 2014, compared to the same period of the prior year. This increase was due primarily to the increase in Merchandise Sales as well as amortization expense driven by the initial rollout of the new suite of Enterprise commerce technologies. This resulted in the cost of net revenues as a percentage of Enterprise net revenues increasing by 2.5 percentage points during the three months ended March 31, 2014 compared to the same period in the prior year.

Summary of Operating Expenses, Non-Operating Items and Provision for Income Taxes

The following table summarizes changes in operating expenses, non-operating items and provision for income taxes for the periods presented:

	Three Months Ended March 31,		Change from 2013 to 2014
	2014	2013	in Dollars	in %
	(In millions, except percentage changes)
Sales and marketing	$805	$697	$108	15%
Product development	480	434	46	11%
General and administrative	465	408	57	14%
Provision for transaction and loan losses	204	175	29	17%
Amortization of acquired intangible assets	79	82	(3)	(4)%
Interest and other, net	(5)	9	(14)	(156)%
Provision for income taxes	(3,199)	(132)	(3,067)	2,323%

The following table summarizes operating expenses, non-operating items and provision for income taxes as a percentage of net revenues for the periods presented:

	Three Months Ended March 31,
	2014	2013
Sales and marketing	19%	19%
Product development	11%	12%
General and administrative	11%	11%
Provision for transaction and loan losses	5%	5%
Amortization of acquired intangible assets	2%	2%
Interest and other, net	—%	—%
Provision for income taxes	75%	4%

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

Sales and marketing expenses increased $108 million, or 15%, during the three months ended March 31, 2014 compared to the same period of the prior year. The increase in sales and marketing expense was due primarily to an increase in marketing program costs, both online and offline programs and higher employee-related expenses (including consultant costs, facility costs and equipment-related costs). Sales and marketing expense as a percentage of net revenues was 19% for both the three months ended March 31, 2014 and 2013. We anticipate sales and marketing spend to increase during the year.

Product Development

Product development expenses consist primarily of employee compensation, contractor costs, facilities costs and depreciation on equipment. Product development expenses are net of required capitalization of major site and other product development efforts, including the development of our next generation platform architecture, migration of certain platforms, seller tools and Payments services projects. Our top technology priorities include mobile, user experience, search, platform and products that allow us to continue pursuing our omnichannel strategy. Capitalized internal use and website development costs were $57 million in the three months ended March 31, 2014 compared to $49 million in the three months ended March 31, 2013, and are reflected primarily as a cost of net revenues when amortized in future periods.

Product development expenses increased $46 million, or 11%, during the three months ended March 31, 2014 compared to the same period of the prior year. The increase was due primarily to higher employee-related costs (including consultant costs, facility costs and equipment-related costs) driven by increased investment in platform, mobile and offline. Product development expenses as a net percentage of revenues were 11% and 12% for the three months ended March 31, 2014 and 2013, respectively,

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

General and administrative expenses increased $57 million, or 14%, during the three months ended March 31, 2014 compared to the same period of the prior year. The increase was due primarily to higher employee-related costs (including consultant costs, facility costs and equipment-related costs) and professional services. The increase in other professional services was due primarily to proxy related costs. General and administrative expenses as a percentage of net revenues were 11% for both the three months ended March 31, 2014 and 2013.

Provision for Transaction and Loan Losses

Provision for transaction and loan losses consists primarily of transaction loss expense associated with our customer protection programs, fraud, chargebacks, and merchant credit losses; loan loss reserves associated with our consumer loan receivables; and bad debt expense associated with our accounts receivable balance. We expect our provision for transaction and loan loss expense to fluctuate depending on many factors, including macroeconomic conditions, our customer protection programs and the impact of regulatory changes.
Provision for transaction and loan losses increased $29 million, or 17%, during the three months ended March 31, 2014, compared to the same period of the prior year. Provision for transaction and loan losses as a percentage of net revenues was 5% for both the three months ended March 31, 2014 and 2013.
Marketplaces provision for transaction losses increased by $9 million, or 16%, during the three months ended March 31, 2014, compared to the same period of the prior year. This increase in transaction losses was due primarily to an increase in the number of cases being opened under our eBay customer protection programs as a result of the simplified process for users to file claims which we introduced in 2013, as well as higher transaction volume.
Payments provision for transaction and loan losses increased by $20 million, or 17%, during the three months ended March 31, 2014 compared to the same period of the prior year. This increase was due primarily to higher PayPal transaction losses driven by higher transaction volume, resulting in part from the introduction of new products, initiatives to enhance customers' experience and growth in active registered accounts. The increase was also due to growth in our Bill Me Later portfolio of receivables from consumer loans. Modifications to our Bill Me Later acceptable risk parameters did not have a material impact on our provision for loan losses.

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

Amortization of acquired intangible assets decreased by $3 million, or 4%, during the three months ended March 31, 2014, compared to the same period of the prior year.

Interest and Other, Net

Interest and other, net consists primarily of interest earned on cash, cash equivalents and investments, as well as foreign exchange transaction gains and losses, our portion of operating results from investments accounted for under the equity method of accounting, investment gain/loss on acquisitions and interest expense, consisting of interest charges on any amounts borrowed and commitment fees on unborrowed amounts under our credit agreement and interest expense on our outstanding commercial paper, if any, and debt securities. Interest and other, net excludes interest expense on borrowings incurred to finance Bill Me Later's portfolio of loan receivables, which is included in cost of net revenues.

Interest and other, net decreased $14 million during the three months ended March 31, 2014 compared to the same period of the prior year. The decrease in interest and other, net was due primarily to an approximately $17 million unfavorable impact from foreign currency activity, partially offset by an increase in interest income of approximately $6 million as a result of an increase in our investment balances.

Provision for Income Taxes

As of December 31, 2013, we had approximately $14.0 billion of indefinitely reinvested foreign earnings for which we had not provided U.S. income or applicable foreign withholding taxes. During the first quarter of 2014, we altered our capital allocation strategy, which included changing our intent with regard to the indefinite reinvestment of foreign earnings from certain of our foreign subsidiaries for 2013 and prior years. Accordingly, a portion of these foreign earnings are no longer considered indefinitely reinvested in our international operations. In connection with this change in our capital allocation strategy during the first quarter of 2014, we provided for U.S. income and applicable foreign withholding taxes on $9.0 billion of undistributed foreign earnings of certain of our foreign subsidiaries for 2013 and prior years, and recorded a deferred tax liability of approximately $3.0 billion. The remaining approximately $5.0 billion of undistributed foreign earnings remains indefinitely reinvested in our international operations.

This change reflects our objectives of increasing our available U.S. cash, preserving our credit rating and, providing greater liquidity to meet our other cash needs in the U.S., which may include, among other things and subject to market conditions and other uncertainties, merger and acquisition activity and funding opportunistic share repurchases on an accelerated basis, potentially in the near term.

In addition to the accrual of deferred taxes related to undistributed foreign earnings of certain of our non-U.S. subsidiaries for 2013 and prior years discussed above, in the first quarter of 2014 we recorded U.S. income and applicable foreign withholding taxes of $53 million on $156 million of undistributed foreign earnings of our non-U.S. subsidiaries based on our estimated 2014 earnings of our non-U.S. subsidiaries that are not considered indefinitely reinvested in our foreign operations. The amount represents U.S. income and applicable foreign withholding taxes on 2014 foreign earnings not considered indefinitely reinvested, reflecting a larger percentage of foreign earnings subject to U.S. tax compared to 2013.  During the first quarter of 2013, we recorded $36 million of U.S. income and applicable foreign taxes on $111 million of undistributed foreign earnings of our non-U.S. subsidiaries that were not considered indefinitely reinvested in our foreign operations.

Our effective tax rate was 366.4% for the three months ended March 31, 2014 compared to 16.3% for the same period in the prior year. The increase in our effective tax rate for the three months ended March 31, 2014 compared to the same period of the prior year was due primarily to the accrual of U.S. income and applicable foreign taxes on $9.0 billion of undistributed foreign earnings for 2013 and prior years.  Without this accrual, the effective tax rate for the three months ended March 31, 2014 would have been 18.3%.  The additional 2.0% increase in our effective tax rate over the same period in the prior year was due primarily to increases in the current year’s foreign earnings being subject to U.S. tax as discussed above, which we estimate will increase our effective tax rate for 2014 by additional 1.0% to 1.5% compared to 2013, and the expiration of the federal R&D credit.

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

Liquidity and Capital Resources

Cash Flows

	Three Months Ended March 31,
	2014	2013
	(In millions)
Net cash provided by (used in):
Operating activities	$1,174	$937
Investing activities	532	(719)
Financing activities	(1,793)	(411)
Effect of exchange rates on cash and cash equivalents	8	(94)
Net increase/(decrease) in cash and cash equivalents	$(79)	$(287)

Operating Activities

We generated cash from operating activities of $1.2 billion and $0.9 billion in the three months ended March 31, 2014 and 2013, respectively. The increase in cash provided by operating activities during the three months ended March 31, 2014 compared to the same period of the prior year was due primarily to an increase in depreciation and amortization and provision for transaction and loan loss.

Investing Activities

The net cash provided by investing activities of $532 million in the three months ended March 31, 2014 was due primarily to proceeds of $2.0 billion from the maturities and sale of investments, partially offset by cash paid for the purchases of investments of $1.3 billion and purchases of property and equipment of $206 million.
The net cash used in investing activities of $719 million in the three months ended March 31, 2013 was due primarily to net cash paid for the purchases of investments of $1.4 billion and purchases of property and equipment of $299 million, partially offset by proceeds of $1.0 billion from the maturities and sale of investments.
Financing Activities

The net cash used in financing activities of $1.8 billion in the three months ended March 31, 2014 was due primarily to cash outflows of $1.8 billion to repurchase common stock and cash paid for tax withholdings in the amount of $104 million related to net share settlements of restricted stock units and awards. These cash outflows were partially offset by the cash inflows of $55 million from the issuance of common stock in connection with the exercise of stock options and the effect of $60 million of excess tax benefits from stock-based compensation.

The net cash used in financing activities of $411 million in the three months ended March 31, 2013 was due primarily to cash outflows of $476 million to repurchase common stock and cash paid for tax withholdings in the amount of $153 million related to net share settlements of restricted stock units and awards. These cash outflows were partially offset by the effect of $116 million of excess tax benefits from stock-based compensation and the cash inflows of $102 million from the issuance of common stock in connection with the exercise of stock options.

The negative effect of exchange rate movements on cash and cash equivalents during the three months ended March 31, 2013 was due to the strengthening of the U.S. dollar against other currencies, primarily the Euro.

Stock Repurchases

In June 2012, our Board of Directors authorized a stock repurchase program that provided for the repurchase of up to $2 billion of our common stock, with no expiration from the date of authorization. In January 2014, our Board of Directors authorized an additional stock repurchase program that provides for the repurchase of up to an additional $5 billion of our common stock, with no expiration from the date of authorization. The stock repurchase programs are intended to offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, are also used to make opportunistic repurchases of our common stock to reduce outstanding share count.  Any share repurchases under our stock repurchase programs may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives.

Our stock repurchase programs may be limited or terminated at any time without prior notice. The timing and actual number of shares repurchased will depend on a variety of factors including corporate and regulatory requirements, price and other market conditions and management's determination as to the appropriate use of our cash.

During the three months ended March 31, 2014, we repurchased approximately $1.8 billion of our common stock under our stock repurchase programs, which exceeds our total 2013 repurchases of approximately $1.3 billion. We expect, subject to market conditions and other uncertainties, to continue making opportunistic repurchases of our stock on an accelerated basis, potentially on a near term basis. As of March 31, 2014, we had repurchased the full amount of common stock authorized under the June 2012 stock repurchase program and a total of approximately $3.8 billion remained available for further repurchases of our common stock under our January 2014 stock repurchase program.

Shelf Registration Statement and Long-Term Debt

At March 31, 2014, we had an effective shelf registration statement on file with the Securities and Exchange Commission that allows us to issue various types of debt securities, such as fixed or floating rate notes, U.S. dollar or foreign currency denominated notes, redeemable notes, global notes, and dual currency or other indexed notes. Each issuance under the shelf registration statement will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. The registration statement does not limit the amount of debt securities that may be issued thereunder. Our ability to issue debt securities is subject to market conditions and other factors impacting our borrowing capacity, including our credit ratings and compliance with the covenants in our credit agreement.

We issued $3 billion of senior notes in an underwritten public offering in July 2012. These senior notes remain outstanding and consist of $250 million aggregate principal amount of 0.70% notes due 2015, $1 billion aggregate principal amount of 1.35% notes due 2017, $1 billion aggregate principal amount of 2.60% notes due 2022 and $750 million aggregate principal amount of 4.00% notes due 2042. In addition, we have $1.1 billion of senior notes outstanding that were issued under a prior registration statement in an underwritten offering in 2010, consisting of $600 million aggregate principal amount of 1.625% notes due 2015 and $500 million aggregate principal amount of 3.250% notes due 2020.

The indenture pursuant to which the senior notes were issued includes customary covenants that, among other things and subject to exceptions, limit our ability to incur, assume or guarantee debt secured by liens on specified assets or enter into sale and lease-back transactions with respect to specified properties, and also includes customary events of default.

Commercial Paper

We have a $2 billion commercial paper program pursuant to which we may issue commercial paper notes with maturities of up to 397 days from the date of issue in an aggregate principal amount at maturity of up to $2 billion outstanding at any time. As of March 31, 2014, there were no commercial paper notes outstanding. We may elect, subject to market conditions, to issue commercial paper notes from time to time in the future.

Credit Agreement

As of March 31, 2014, no borrowings or letters of credit were outstanding under our $3 billion credit agreement. As described above, we have a $2 billion commercial paper program and maintain $2 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due.  As a result, at March 31, 2014, $1.0 billion of borrowing capacity was available for other purposes permitted by the credit agreement. The credit agreement contains customary representations, warranties, affirmative and negative covenants, including a financial covenant, events of default and indemnification provisions in favor of the banks.

The negative covenants include restrictions regarding the incurrence of liens, subject to certain exceptions. The financial covenant requires us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio.

Other Indebtedness

 In addition to the debt described above, as of March 31, 2014, we have $24 million of borrowings outstanding under our overdraft facilities, notes payable of $12 million and capital lease obligations of $3 million.

We are in compliance with all covenants in our outstanding debt instruments for the period ended March 31, 2014.

Commitments

As of March 31, 2014, approximately $16.3 billion of unused credit was available to Bill Me Later accountholders. While this amount represents the total unused credit available, we have not experienced, and do not anticipate, that all of our Bill Me Later accountholders will access their entire available credit at any given point in time. In addition, the individual lines of credit that make up this unused credit are subject to periodic review and termination by the chartered financial institutions that are the issuers of Bill Me Later credit products based on, among other things, account usage and customer creditworthiness. When a consumer makes a purchase using a Bill Me Later credit product, the chartered financial institution extends credit to the consumer, funds the extension of credit at the point of sale and advances funds to the merchant. We subsequently purchase the consumer receivables related to the consumer loans and as a result of that purchase, bear the risk of loss in the event of loan defaults. However, we subsequently sell a participation interest in the entire pool of consumer loans to the chartered financial institution that extended the consumer loans. Although the chartered financial institution continues to own each customer account, we own and bear the risk of loss on the related consumer receivables, less the participation interest held by the chartered financial institution, and Bill Me Later is responsible for all servicing functions related to the customer account balances. As of March 31, 2014, the total outstanding balance on this pool of consumer loan receivables was $2.9 billion, of which the chartered financial institution owned a participation interest of $89 million, or 3.1%.

Liquidity and Capital Resource Requirements

As of March 31, 2014 and December 31, 2013, we had assets classified as cash and cash equivalents, as well as short-term and long-term non-equity investments, in an aggregate amount of $11.9 billion and $12.8 billion, respectively. As of March 31, 2014, this amount included assets of these types held outside the U.S. in certain of our foreign operations totaling approximately $9.7 billion. If these assets were distributed to the U.S., we may be subject to additional U.S. tax in certain circumstances. As described under “--Provision for Income Taxes” above, during the first quarter of 2014, we accrued deferred taxes of approximately $3.0 billion on $9.0 billion of undistributed foreign earnings of certain of our foreign subsidiaries for 2013 and prior years that we no longer intend to indefinitely reinvest in our international operations, which is consistent with our capital allocation strategy. As of March 31, 2014, we had not repatriated any of this $9.0 billion of undistributed foreign earnings to the U.S. and, as a result, we have not yet paid U.S. tax on any portion of those earnings. However, to the extent that we repatriate these earnings to the U.S., we will be required to pay U.S. income and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs. To the extent we repatriate this $9.0 billion of undistributed foreign earnings, it would increase our U.S. cash by approximately $6.0 billion, net of related tax.

We actively monitor all counterparties that hold these assets, focusing primarily on the safety of principal and secondarily on improving yield on these assets. We diversify our cash and cash equivalents and investments among various counterparties in order to reduce our exposure should any one of these counterparties fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments; however, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets. At any point in time we have funds in our operating accounts and customer accounts that are deposited with third party financial institutions.

To the extent that our Bill Me Later or other credit products become more widely available through improved and more comprehensive product integrations with eBay, PayPal and other channels, and as we further promote Bill Me Later or other credit products, customer adoption and usage of such products may expand. Any resulting growth in the portfolio of Bill Me Later or other loan receivables would increase our liquidity needs and any failure to meet those liquidity needs could adversely affect the Bill Me Later business. We currently fund the expansion of the Bill Me Later portfolio of loan receivables with domestic and international cash resources and borrowings.

We believe that our existing cash, cash equivalents and short-term and long-term investments, together with cash expected to be generated from operations, borrowings available under our credit agreement and commercial paper program, and our access to capital markets, will be sufficient to fund our operating activities, anticipated capital expenditures and requirements, Bill Me Later portfolio of loan receivables and stock repurchases for the foreseeable future.

Off-Balance Sheet Arrangements

As of March 31, 2014, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

In Europe, we have various cash pooling arrangements with financial institutions for cash management purposes. These arrangements allow for cash withdrawals from these financial institutions based upon our aggregate operating cash balances held in Europe within the same financial institutions (“Aggregate Cash Deposits”). These arrangements also allow us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by these financial institutions as a basis for calculating our net interest expense or income under these arrangements. As of March 31, 2014, we had a total of $5.8 billion in cash withdrawals offsetting our $5.8 billion in Aggregate Cash Deposits held within these financial institutions under these cash pooling arrangements.

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

The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2013. Our market risk profile has not changed significantly during the first three months of 2014.

Interest Rate Risk

As of March 31, 2014, approximately 34% of our total cash and investment portfolio was held in bank deposits and money market funds. As such, changes in interest rates will impact interest income. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. As of March 31, 2014, 100% of the outstanding senior notes issued under our shelf registration statement bore interest at fixed rates. Therefore, changes in interest rates will not impact interest expense on those senior notes. However, changes in interest rates will impact interest expense on any borrowings under our revolving credit facility, which bear interest at floating rates, and the interest rate on any commercial paper borrowings we make and any floating-rate debt securities we may issue in the future and, accordingly, will impact interest expense or cost of net revenues (or both).

As of March 31, 2014, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

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

As of March 31, 2014, our cost and equity method investments totaled $357 million, which represented approximately 3% of our total cash and investment portfolio and were primarily related to equity method investments in privately held companies. We review our investments for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value is other-than-temporary. Our analysis includes a review of recent operating results and trends, recent sales/acquisitions of the securities in which we have invested and other publicly available data.

Equity Price Risk

We are exposed to equity price risk on our marketable equity instruments due to market volatility. As of March 31, 2014, the total fair value of our marketable equity instruments (primarily related to our equity holdings in MercadoLibre) was $781 million, which represented approximately 6% of our total cash and investment portfolio.

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

European Debt Exposures

We actively monitor our exposure to the European markets, including the impact of sovereign debt issues associated with Cyprus, Greece, Ireland, Italy, Portugal and Spain.  As of March 31, 2014, we did not have any direct investments in the sovereign debt of these countries or in debt securities issued by corporations or financial institutions organized in these countries.  We maintain a small number of operating bank accounts with Spanish, Italian and Portuguese banks that have balances that we do not consider material.

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

Our operating and financial results have varied on a quarterly basis during our operating history. Our operating and financial results may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our operating and financial results include risks described elsewhere in this section and the following:

•
general economic conditions, including the possibility of a prolonged period of limited economic growth or possible economic decline in Europe;; the possibility of greater austerity in the U.S. due to, among other factors, the impact of uncertainty regarding the fiscal policy of the U.S. government; management of debt and other significant events in the financial markets of China and the rest of Asia; disruptions to the credit and financial markets in Europe, the U.S., and elsewhere due to the political situation in Ukraine or other causes; contractions or limited growth in consumer spending or consumer credit; and adverse economic conditions that may be specific to the Internet, online commerce, or ecommerce, and payments industries;

•	our ability to manage the rapid shift from ecommerce and online payments to mobile and multi-channel commerce and payments;

•
our ability to improve the quality of the user experience on our websites and through mobile devices (including our customer support in the event of a problem) to keep pace with the improved quality of the user experience generally offered by competitive platforms;

•
our ability to upgrade and develop our systems (including the “replatforming” of our base PayPal technology), infrastructure and customer service capabilities to accommodate growth and to improve the functionality and reliability of our websites, mobile platforms and services at a reasonable cost while maintaining 24/7 operations;

•	our ability to respond effectively to increased competitive pressure in our ecommerce and Payments businesses

•
the primary and secondary effects of previously announced and possible future changes to our pricing, products and policies, including, among other changes, restrictions or holds on payments made to certain sellers or in connection with certain transactions; updates to our seller performance standards; changes to our fee structure; changes to the checkout process, including the eBay shopping cart/basket; the ability for users to connect their eBay and PayPal accounts more easily; new functionality for sellers to specify shipping, payment and return policies (collectively referred to as “business policies”), (sellers began to be opted into some of these business policies in August 2013 and all of them will become mandatory in 2015); automatic enrollment of new sellers in an automated eBay returns process, and other products and features through which we are increasingly intermediating more aspects of transactions between buyers and sellers using our platforms;

•
our ability to retain an active user base, attract new users, especially in countries where market penetration of our services is high or if the growth of online and mobile commerce slows, and encourage existing users to list items for sale and purchase items through our websites and mobile platforms, or use our payment services, especially in the face of improving competitor platforms;

•
consumer confidence in the safety and security of transactions using our websites and technology (including through mobile devices) and customer concerns arising from the actual or perceived use of personally identifiable information and the effect of any changes in our practices and policies or of any events such as the Target breach or the Heartbleed bug on such confidence;

•
the actions of our competitors, including the introduction of new stores, channels, websites, mobile platforms, applications, services, products and functionality, or changes to the provision or prices of products and services important to our success, including interchange, Internet search and mobile operating systems;

•	our ability to effectively manage the costs of and administer our user protection programs;

•
the impact on PayPal or Bill Me Later of regulations enacted pursuant to new laws regulating financial institutions, including the Dodd-Frank Wall Street Reform and Consumer Protection Act in the U.S., or the Dodd-Frank Act;

•
our ability to comply with existing and new laws and regulations as we expand the range and geographical scope of our products and services and as we grow larger, including those laws and regulations discussed below under the captions “There are many risks associated with our international operations,” “We are subject to general litigation and regulatory disputes,” “Our Payments business is subject to a number of laws and regulations, including those governing banking, cross-border and domestic money transmission, foreign exchange and payment services, that vary in the markets where we operate,” “Our Payments business is subject to anti-money laundering and counter-terrorist financing laws or regulations,” and “Our Payments business is subject to consumer protection laws and regulations”;

•
new laws or regulations (such as those that may stem from the proposed Anti-Counterfeiting Trade Agreement (ACTA) and Trans-Pacific Partnership Agreement (TPP), the European Consumer Rights Directive and the proposed revisions to the European Data Protection Directive) and interpretations of existing laws or regulations that impose liability on us for the actions of our users or otherwise harm our business models, especially as we become more actively involved in various aspects of transactions on our platforms;

•	regulatory and legal actions imposing obligations on our businesses or our users, including the injunction related to certain cosmetic and perfume brands (see “Item 1: Legal Proceedings” above);

•	our ability to manage the costs of compliance with existing and new laws and regulations that affect our businesses;

•
new laws or regulations (in particular, financial or privacy laws or regulations) enacted in jurisdictions in which we do business that require data (including customer information, transaction data or other information) to be stored locally on servers in that jurisdiction and/or prohibit such data from being transmitted outside of that jurisdiction, which could increase our operational costs or capital expenditures and potentially impact the performance and availability of our services and/or our ability to use or process customer data;

•	the volume, velocity, size, timing, monetization and completion rates of transactions using our websites or technology;

•
our ability to reduce the loss of active buyers and sellers and increase activity of the users of our Marketplaces business, especially with respect to our top buyers and sellers, and increase activity of PayPal account holders, particularly in our merchant services business;

•
our ability to develop product enhancements, programs and features on different platforms and mobile devices at a reasonable cost and in a timely manner, including our initiatives to make several PayPal solutions available at the retail point of sale;

•	changes to our use of advertising on our websites and mobile platforms;

•	the costs and results of litigation or regulatory actions that involve us;

•
decisions made as the result of our ongoing strategic review of alternatives as influenced by a new director and input from our stockholders in connection with our now settled proxy contest with Mr. Carl Icahn;

•	technical difficulties or service interruptions involving our websites;

•	disruptions to services provided to us or our users by third parties;

•	our ability to manage the transaction loss rate in our Marketplaces, Payments and Enterprise businesses;

•	our ability to manage funding costs, credit risk and interest-rate risk associated with our Bill Me Later business and our other credit products;

•	our ability to successfully and cost-effectively integrate and manage businesses that we acquire;

•	the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our businesses, operations and infrastructure;

•	our ability to efficiently manage our capital and cash flows and our ability to effectively manage and deploy free cash outside the United States;

•	our ability to comply with the requirements of entities whose services are required for our operations, such as payment card networks and banks;

•	the cost and availability of traditional and online advertising, and the success of our brand building and marketing campaigns;

•	business disruptions, costs and future events related to shareholder activism;

•	our ability to attract new personnel in a timely and effective manner and to retain key employees;

•	the continued healthy operation of our technology suppliers and other commercial counterparties;

•
continued consumer acceptance of the Internet and of mobile devices as a medium for commerce and payments in the face of increasing publicity about data privacy issues, including data breaches, fraud, spoofing, phishing, viruses, spyware, malware and other dangers; and

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

The growth rate of Internet users is slowing in many countries where we have a significant presence. As our growth rates in established markets slow, we will increasingly need to focus on keeping existing Marketplaces users (especially our top buyers and sellers) and PayPal account holders (especially in our merchant services business) active and increasing their activity level on our websites and mobile platforms in order to continue to grow those businesses. The growth of Internet users is accelerating in some countries and regions where we do not have a significant presence (e.g., Brazil/Latin America, Russia, China and certain other countries in which we do not have a meaningful (or, in some cases, any) domestic business). If we are unable to establish our businesses and drive adoption of our services in such markets, our future growth would be negatively impacted. If users in such markets exhibit different behaviors than those from our more developed markets, we might see fewer interactions, lower levels of engagement, lower conversion and/or lower values of each interaction or conversion, and our businesses could be harmed.

Mobile commerce and mobile payments represent an increasingly important part of our businesses. Our users who have joined, and/or primarily interact with, us through mobile devices may exhibit different behaviors than our more traditional ecommerce and payments users. If this and other changes in customer behavior result in fewer interactions, lower levels of engagement, lower conversion and/or lower values of each interaction or conversion, our businesses could be harmed.

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

Our Marketplaces business continues to face increased competitive pressure online and offline. In particular, the competitive norm for, and the expected level of service from, ecommerce and mobile commerce has significantly increased, due to, among other factors, improved user experience, greater ease of buying goods, lower (or no) shipping costs, faster shipping times and more favorable return policies. If we are unable to adapt our services in ways that reflect the changing demands of the ecommerce and mobile commerce marketplaces, particularly the higher growth of sales of fixed-price items and higher expected service levels (some of which depend on services provided by sellers on our platforms), our business will suffer.

We regularly announce changes to our Marketplaces business intended to drive more sales and improve seller efficiency and buyer experiences and trust. Some of the changes that we have announced to date have been controversial with, and led to dissatisfaction among, certain of our sellers, and additional changes that we announce in the future may also be negatively received by some of our sellers. This may not only impact the supply of items listed on our websites, but because many sellers also buy from our websites, it may adversely impact demand as well. Given the number of recent changes that we have made and continue to make to our policies and pricing, it may take our sellers some time to fully assess and adjust to these changes, and sellers may elect to reduce volume on our websites and mobile platforms while making such assessments and adjustments or in response to these changes. If any of these changes cause sellers to move their business (in whole or in part) away from our websites and mobile platforms or otherwise fail to improve gross merchandise volume or the number of successful listings, our operating results and profitability will be harmed.

We believe that the mix of sales under our traditional auction-style listing format and fixed-price listing format will continue to shift towards our fixed-price format. Accordingly, we have eliminated some of the features related to our traditional auction-style format and expect others will continue to become less meaningful to, and used less frequently by, our sellers, resulting in a corresponding decrease in revenues from those features. We also expect that the costs associated with our seller discount programs will continue to increase as more sellers become eligible for such discounts. In addition, because a large percentage of PayPal transactions originate on the Marketplaces platform, declines in growth rates in major Marketplaces markets also adversely affect PayPal’s growth. The expected future growth of PayPal, Enterprise, StubHub and our other lower margin businesses may also cause downward pressure on our profit margins because those businesses have lower gross margins than our Marketplaces platforms.

The sluggish economy and the sovereign debt crisis could harm our business.

Our Marketplaces, Payments and Enterprise businesses are dependent on consumer purchases, and our Enterprise business is also impacted by the offline businesses of our Enterprise clients. The economic downturn resulted in reduced buyer demand and reduced selling prices, and the slow recovery in the U.S., as well as the impact of the sovereign debt crisis and resulting austerity measures in Europe, may reduce the volume and prices of purchases on our Marketplaces platforms, the volume and prices of transactions paid for using our payment services and the online and offline businesses of our Enterprise clients, any of which would adversely affect our business. These macroeconomic factors could also have a negative and adverse impact on companies with which we do business, which in turn could have a further adverse effect on our business.

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

For the three months ended March 31, 2014, foreign currency movements relative to the U.S. dollar positively impacted our net revenues by $24 million (inclusive of the negative impact from hedging activities included in our Payment segment’s net revenue of approximately $17 million) compared to the same period of the prior year. As foreign currency exchange rates vary relative to the U.S. dollar, net revenues and other operating results, when translated, may differ materially from expectations. In particular, to the extent the U.S. dollar strengthens against the Euro, British pound, Korean won, Australian dollar or Canadian dollar, our foreign revenues and profits will be reduced as a result of these translation adjustments. While from time to time we enter into transactions to hedge portions of our foreign currency translation exposure, it is impossible to predict or completely eliminate the effects of this exposure. Fluctuations in foreign currency exchange rates could significantly impact our financial results, which may result in an impact on the price of our stock.

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

Bill Me Later’s operations depend on lending services provided by unaffiliated lenders.

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

In September 2010, WebBank became the issuer of the Bill Me Later credit products. In August 2013, Comenity Capital Bank became an issuer of the Bill Me Later credit products, and WebBank transferred most of the customer accounts that it owned to Comenity Capital Bank.  As part of this arrangement, we sell Comenity Capital Bank a participation interest in the entire pool of consumer receivables outstanding under the customer accounts that it originates and WebBank continues to originate loans on those accounts that it retained.   Bill Me Later also has put in place an arrangement with WebBank whereby WebBank has agreed to resume ownership of (and resume lending with respect to) all customer accounts in the event of a termination or interruption in Comenity Capital Bank’s ability to lend. However, if such a termination or interruption occurs with little or no advance notice, the origination of new transactions under the Bill Me Later program will not be possible until the new arrangement is implemented, which could materially and adversely affect Bill Me Later’s business.  Both Comenity Capital Bank and WebBank are industrial banks chartered by the State of Utah. Any termination or interruption of WebBank’s or Comenity Capital Bank’s ability to lend could result in the inability to originate any new transactions under the Bill Me Later program, which would require us either to reach a similar arrangement with another chartered financial institution, which, if possible at all, may not be available on favorable terms, or to obtain our own bank charter, which would be a time-consuming and costly process and, if possible at all, would subject us to a number of additional laws and regulations, as well as capital requirements, compliance with which would be costly and burdensome.

In May 2010, a lawsuit was filed against Bill Me Later, PayPal and eBay in California state court, alleging that in its relationship with the chartered financial institution, Bill Me Later is acting as the true lender to customers and violating various California laws, including the state’s usury law. That suit was later removed to the U.S. District Court for the Central District of California. In September 2011, WebBank requested to intervene in the action and was added as a party to the action. In October 2011, the court transferred the case to the U.S. District Court for the District of Utah. Following the transfer, the Utah Court allowed plaintiffs the opportunity to amend the complaint and plaintiffs filed an amended complaint in February 2012. We and WebBank filed a motion to dismiss all claims in the amended complaint in March 2012. A hearing on the motion was held by the court in September 2012 and the matter is still before the Court. We believe that plaintiffs’ allegations are without merit and intend to defend ourselves vigorously. However, this area of law is uncertain and if the lawsuit is successful, Bill Me Later may be required to change its methods of operations, pay very substantial damages and reduce some of its charges and fees, which would adversely affect our business.

Our Payments business is subject to a number of laws and regulations, including those governing banking, cross-border and domestic money transmission, foreign exchange and payment services, that vary in the markets where we operate.

Our Payments business is subject to various laws and regulations in the U.S. and other countries where it operates, including those governing banking, cross-border and domestic money transmission, foreign exchange and payment services, such as payment processing and settlement services. The legal and regulatory requirements that apply to our Payments business vary in the markets where we operate and have increased over time as the geographical scope and complexity of our business and products have expanded. While our Payments business has a compliance program focused on compliance with applicable laws and regulations and has significantly increased the resources of that program in the last several years, there can be no assurance that we will not be subject to fines or other enforcement actions in one or more jurisdictions or be required to make changes to our business practices or compliance programs to comply in the future. Any new laws and regulations (or changes to, or expansion of, the interpretation or application of existing laws and regulations) applicable to our Payments business could subject us to additional restrictions on our operations, additional compliance and licensure requirements and increased regulatory scrutiny, which could force us to change our business practices or limit our ability to grow our business. Costs associated with fines, enforcement actions, changes in compliance requirements or limits on our ability to grow our business, could adversely affect our financial results and harm our Payments business.

While PayPal currently allows its customers with credit cards to send payments from approximately 193 markets, PayPal only allows customers in 110 of those markets (including the U.S.) to receive payments, in some cases with significant restrictions on the manner in which customers can withdraw funds. These limitations may affect PayPal’s ability to grow in these markets. Of the markets whose residents can use the PayPal service, 32 (28 countries plus four French overseas departments) are members of the European Union, or EU. Since 2007, PayPal has provided localized versions of its service to customers in the EU through PayPal (Europe) S.à r.l. et Cie, SCA (PayPal (Europe)), a wholly-owned subsidiary of PayPal that is licensed and subject to regulation as a bank in Luxembourg by the Commission de Surveillance du Secteur Financier (CSSF). Accordingly, PayPal (Europe) is subject to significant fines or other enforcement action if it violates the disclosure, reporting, anti-money laundering, capitalization, funds management, corporate governance, privacy, information security, taxation, sanctions or other requirements imposed on Luxembourg banks. Any fines or other enforcement actions imposed by the Luxembourg regulator could adversely affect PayPal’s business. PayPal (Europe) implements its localized services in EU countries through a “passport” notification process through the Luxembourg regulator to regulators in other EU member states pursuant to EU Directives, and has completed the “passport” notification process in all EU member countries other than Croatia. The regulators in these countries could notify PayPal (Europe) of local consumer protection laws that apply to its business, in addition to Luxembourg consumer protection law, and could also seek to persuade the Luxembourg regulator to order PayPal (Europe) to conduct its activities in the local country through a branch office. These or similar actions by these regulators could increase the cost of, or delay, PayPal’s plans for expanding its business in EU countries. In addition, national interpretations of regulations implementing the EU Payment Services Directive, which established a new regulatory regime for payment services providers in 2009, may be inconsistent, which could make compliance more costly and operationally difficult to manage. The European Commission has proposed revisions to the Payments Services Directive, which could further make compliance more costly and operationally difficult to manage.

In Australia, PayPal serves its customers through PayPal Australia Pty. Ltd., which is licensed by the Australian Securities Investment Commission as a financial product and by the Australian Prudential Regulatory Authority as a purchased payment facility provider, which is a type of authorized depository institution. Accordingly, PayPal Australia is subject to significant fines or other enforcement action if it violates the disclosure, reporting, anti-money laundering, capitalization, privacy, corporate governance or other requirements imposed on Australian depository institutions. In China, PayPal serves its customers through PayPal Pte. Ltd., a wholly-owned subsidiary of PayPal that is based in Singapore (3PL).

To date, PayPal has obtained licenses to operate as a money transmitter (or its equivalent), in 47 U.S. states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. PayPal is also licensed as an escrow agent in one U.S. state. The two remaining U.S. states where PayPal has not applied for a license do not currently regulate money transmitters. PayPal’s subsidiary Venmo, which was acquired as part of the Braintree acquisition, provides its peer-to-peer payment service as an agent of an unaffiliated money transmitter, PreCash. Venmo is also licensed as a money transmitter in California and Washingon, has applied for a license in Hawaii and may need to obtain additional state licenses. As licensed money transmitters, PayPal and Venmo are subject to restrictions on their investment of customer funds, reporting requirements, bonding requirements and inspection by state regulatory agencies. If PayPal or Venmo were found to be in violation of money services laws or regulations, PayPal or Venmo could be subject to liability and/or additional restrictions, forced to cease doing business with residents of certain states, forced to change its business practices or required to obtain additional licenses or regulatory approvals that could impose a substantial cost on PayPal or Venmo. Any change to PayPal’s business practices that makes the service less attractive to customers or prohibits its use by residents of a particular jurisdiction could also decrease the velocity of trade on eBay and websites operated by Enterprise clients that accept PayPal as a form of payment, which would further harm our business.

In 2012, PayPal’s California regulator, the Division of Financial Institutions under the California Department of Business Oversight, notified PayPal that PayPal’s practice of holding the funds underlying U.S. customer balances as an agent on behalf of its customers, rather than as owner of those funds, meant that PayPal could not treat those funds as liquid assets for purposes of the liquidity rules applicable to California money transmitter licensees.  Based on changes to our U.S. PayPal user agreement effective November 2012, PayPal began holding U.S. customer balances as direct claims against PayPal, rather than as an agent or custodian on behalf of such PayPal customers. As a result, effective November 2012, all U.S. PayPal customer balances, which were previously reported as off-balance sheet, have been reflected as assets in our consolidated balance sheet under “Funds receivable and customer accounts,” with an associated liability under “Funds payable and amounts due to customers.” In addition, this change disqualified the customer balances from pass-through FDIC insurance and resulted in U.S. PayPal customers becoming general creditors of PayPal with respect to such customer balances. This change could also result in decreased revenue to PayPal as PayPal shifts some of the funds to government securities that could bear lower interest rates.

In markets other than the U.S., the EU, Australia, Canada, Brazil and Russia, PayPal serves its customers through 3PL. 3PL is supervised in Singapore as a holder of a stored value facility. As 3PL is supervised as a holder of a stored value facility, and does not hold a remittance license, 3PL is not able to offer remittance payments (including donations to charities) in Singapore, and can only offer payments for the purchase of goods and services.

In many of the markets (other than Singapore) served by 3PL, it is not clear whether PayPal’s Singapore-based service is subject only to Singaporean law or, if it is subject to local laws, whether such local laws would require a payment processor like PayPal to be licensed as a bank or financial institution or otherwise. In such markets, PayPal may rely on partnerships with local banks to process payments and conduct foreign exchange in local currency. Local regulators, who do not have direct jurisdiction over Singapore-based 3PL, may use their local regulatory power to slow or halt payments to local merchants conducted through PayPal’s local banking partner. Such regulatory actions impacting local banking partner arrangements could impose substantial costs and involve considerable delay to the provision or development of PayPal services in a given market, or could prevent PayPal from providing any services in a given market. For example, in January 2010, the Reserve Bank of India directed the Indian affiliate of PayPal’s processing bank to suspend withdrawals to the Indian bank accounts of PayPal customers for both personal and business customers for a period of time. As a result, PayPal ended personal non-commercial payments to and from Indian accounts and the ability of Indian sellers to spend payments they received, and also stopped offering certain commercial payments between Indian buyers and Indian sellers. In November 2010, the Reserve Bank of India issued guidelines to Indian banks on the requirements for processing export-related transactions for online payment gateway service providers such as PayPal, including an initial limitation on the amount of individual transactions to no more than $500 (subsequently increased to $3,000 in October 2011 and to $10,000 in June 2013). The Reserve Bank has also approved an application by PayPal’s processing bank in India which permits PayPal to process domestic Indian transactions, subject to the domestic payment intermediary directions issued by the Reserve Bank and other conditions. The Reserve Bank may again impose a suspension if it is not satisfied with PayPal’s and its partner bank’s actions to comply with these guidelines. In the event of any non-compliance, PayPal could be subject to fines from the Reserve Bank, and PayPal’s prospects for future business in India, both cross-border and domestic, could be materially and adversely affected. In Taiwan, changes to foreign exchange regulations have required PayPal to change its processes in order to continue offering Taiwanese merchants the ability to receive payments in non-Taiwanese currency and withdraw those payments to their Taiwanese bank in Taiwanese currency. As a result, PayPal has set up a subsidiary in Taiwan to apply for Taiwanese certification, which would enable PayPal to declare foreign exchange transactions on behalf of Taiwanese merchants. In addition, we have entered into a commercial agreement with a Taiwanese bank to facilitate withdrawals for our customers in Taiwan.

Additionally, new payment aggregator regulations in Mexico will require PayPal to register as a payment aggregator and localize the service and offer such service through a Mexican entity. We have until September 2015 to comply with these regulations; however, compliance with these new regulations could impose substantial additional costs and could be operationally difficult to manage.

Even if PayPal is not currently required to be licensed in some jurisdictions, future localization or targeted marketing of PayPal’s service or expansion of the financial products offered by PayPal in those countries (whether alone or through a commercial alliance, joint venture or an acquisition) could subject PayPal to additional licensure requirements, laws and regulations and increased regulatory scrutiny. Even if PayPal does not expand its services in the countries it currently serves, changes in the laws of those countries could also require us to obtain new licenses or submit new registrations. For example, PayPal has begun the process of acquiring a license in Brazil and expects that new laws or regulations may require license applications in the near future in Turkey, China and Hong Kong. There can be no assurance that PayPal will be able to obtain any such licenses. Even if PayPal were able to obtain such licenses, there are substantial costs and potential product changes involved in maintaining such licenses, and PayPal would be subject to fines or other enforcement action if it violates disclosure, reporting, anti-money laundering, capitalization, corporate governance or other requirements of such licenses. These factors could impose substantial additional costs and involve considerable delay to the development or provision of PayPal’s products in certain countries. Delay or failure to receive such a license or regulatory approval could require PayPal to change its business practices or features in ways that could adversely affect PayPal’s expansion plans or force PayPal to suspend providing products and services to customers in one or more countries.

Although we do not originate loans under the Bill Me Later service, we purchase receivables related to the consumer loans extended by the bank which originates them. One or more jurisdictions may conclude that the eBay company which purchases those receivables is a lender, money transmitter or loan broker or is otherwise subject to licensure or regulatory approval, which could subject us to liability or regulation in such jurisdictions. As described under the caption “Bill Me Later’s operations depend on lending services provided by unaffiliated lenders” above, a lawsuit pending against Bill Me Later in the U.S. District Court for the District of Utah alleges that, in its relationship with the former issuer of the Bill Me Later credit products, Bill Me Later was acting as the true lender to customers in violation of various California laws, including the state’s usury law. Additionally, federal regulators could mandate changes to the relationship between us and the issuing banks of the Bill Me Later credit products. Any termination or interruption of the issuing banks’ lending services to consumers could result in an interruption of Bill Me Later services, as described above under the caption “Bill Me Later’s operations depend on lending services provided by unaffiliated lenders.”

Our Payments business is subject to anti-money laundering and counter-terrorist financing laws and regulations.

Our Payments business is also subject to various anti-money laundering and counter-terrorist financing laws and regulations around the world that prohibit, among other things, its involvement in transferring the proceeds of criminal activities. PayPal is focused on compliance with these laws and regulations and has programs designed to comply with new and existing anti-money laundering and counter-terrorist financing legal and regulatory requirements. However, any errors, failures or delays in complying with federal, state or foreign anti-money laundering and counter-terrorist financing laws and regulations could result in significant criminal and civil lawsuits, penalties, forfeiture of significant assets or other enforcement actions. Any new anti-money laundering and counter-terrorist financing laws and regulations (or changes to, or expansion of, the interpretation or application of existing laws and regulations) applicable to our Payments business could subject us to additional restrictions on our operations, additional compliance and licensure requirements and increased regulatory scrutiny, which could force us to change our business practices or limit our ability to grow our business. Costs associated with fines or enforcement actions, changes in our compliance requirements or limitations on our ability to grow our business, could have an adverse effect on our financial results and harm our Payments business.

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

Several countries in which PayPal is regulated, including Australia, Japan, Luxembourg and Singapore, have implemented new anti-money laundering and counter-terrorist financing laws and regulations, and PayPal has had to make changes to its compliance program in response. In the next few years, Japan may make additional revisions to the existing payments laws and could enact a new anti-money laundering law. Japanese tax authorities may also undertake a closer examination of the corporate structures of e-commerce businesses. In November 2009, the Australian anti-money laundering and counter-terrorist financing regulator (AUSTRAC) accepted an enforceable undertaking from PayPal Australia pursuant to which PayPal Australia agreed, among other things, to appoint an independent auditor to assess PayPal Australia’s anti-money laundering compliance policies and procedures and issue a report identifying any unremediated deficiencies accompanied by a plan by PayPal to remedy any such deficiencies. Pursuant to the remediation plan submitted by PayPal Australia and accepted by AUSTRAC, PayPal Australia was required to invest in significant improvements to its anti-money laundering and counter-terrorist financing systems, policies and operations. AUSTRAC formally notified PayPal of the completion of the enforceable undertaking in early 2013. As PayPal continues to localize its services in additional jurisdictions, it could be required to meet standards similar to or more burdensome than those in Australia. In June 2013, the Monetary Authority of Singapore (MAS) requested that PayPal submit a Global Anti-Money Laundering and Counter-Terrorist Financing Risk Assessment Report (Risk Report). After the submission of the Risk Report, the MAS requested that PayPal submit a Global Anti-Money Laundering and Counter-Terrorist Financing Risk Management Proposal which PayPal submitted in March 2014. The MAS could require modifications to PayPal’s existing compliance program as a condition of approving the Proposal. The European Commission has also announced a consultation process to consider revisions to the European Anti-Money Laundering Directive. Additionally, the Foreign Account Tax Compliance Act, which took effect at the start of 2013, is likely to require an increase in the number of non-U.S. customers from whom we must obtain certain certifications, as further discussed under the caption “Our business and users may be subject to sales tax and other taxes” below, and to increase the compliance burdens on us. These requirements, together with any new requirements or changes to existing requirements, could impose significant costs on PayPal, result in delays to planned product improvements, make it more difficult for new customers to join its network and reduce the attractiveness of its products.

Our Payments business is subject to consumer protection laws and regulations.

Our Payments business is subject to consumer protection laws and regulations in the U.S. and other countries in which it operates. PayPal is focused on compliance with these laws and regulations and has programs designed to comply with new and existing consumer protection requirements. However, any errors, failures or delays in complying with such consumer protection laws and regulations could result in significant criminal and civil lawsuits, penalties, forfeiture of significant assets or other enforcement actions. Any new consumer protection laws and regulations (or changes to, or expansion of, the interpretation or application of existing laws and regulations) applicable to our Payments business could subject us to additional restrictions on our operations, additional compliance and licensure requirements and increased regulatory scrutiny, which could force us to change our business practices or limit our ability to grow our business. Costs associated with fines or enforcement actions, changes in our compliance requirements or limitations on our ability to grow our business, could have an adverse effect on our financial results and harm our Payments business.

Although there have been no definitive interpretations to date, PayPal has taken actions as though its service is subject to the Electronic Fund Transfer Act and Regulation E of the U.S. Federal Reserve Board. Under such regulations, among other things, PayPal is required to provide advance disclosure of changes to its service, to follow specified error resolution procedures and to reimburse consumers for losses from certain transactions not authorized by the consumer. PayPal seeks to pass most of these losses on to the relevant merchants, but PayPal incurs losses if the merchant does not have sufficient funds in its PayPal account. Additionally, even technical violations of these laws can result in penalties of up to $1,000 for each non-compliant transaction or up to $500,000 per violation in any class action, and we could also be liable for plaintiffs’ attorneys’ fees. In the second quarter of 2010, two putative class-action lawsuits (Devinda Fernando and Vadim Tsigel v. PayPal, Inc. and Moises Zepeda v. PayPal, Inc.) were filed in the U.S. District Court for the Northern District of California. These lawsuits contain allegations related to violations of aspects of the Electronic Fund Transfer Act and Regulation E and violations of a previous settlement agreement related to Regulation E, and/or allege that PayPal improperly held users’ funds or otherwise improperly limited users’ accounts. These lawsuits seek damages as well as changes to PayPal’s practices, among other remedies. A determination that there have been violations of the Electronic Fund Transfer Act, Regulation E or violations of other laws relating to PayPal’s practices could expose PayPal to significant liability. A lawsuit that has been filed by a consumer association in Germany also addresses PayPal’s practices to hold users’ funds and aims at more transparency in the terms and conditions towards consumers as to when a user can expect PayPal to impose account limitations. Any changes to PayPal’s practices resulting from these lawsuits could require PayPal to incur significant costs and to expend substantial resources, which could delay other planned product launches or improvements and further harm our business.

In January 2012, the Consumer Financial Protection Bureau (CFPB) finalized rules under Regulation E, mandated by the Dodd-Frank Act, which required PayPal, beginning in October 2013, to provide additional disclosures, error resolution rights and cancellation rights to U.S. consumers who make international remittance payments. These remittance transfer rule requirements could increase our costs of processing international payments and adversely affect our business. In January 2014, the CFPB proposed a regulation that would allow it to supervise all companies, including PayPal, that provide more than one million international money transfers per year. Under the proposal, CFPB examiners would be able to examine PayPal for compliance with the remittance transfer rule.

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

Changes to payment card networks or bank fees, rules or practices could harm our Payments business.

PayPal does not directly access payment card networks, such as Visa and MasterCard, which enable PayPal’s acceptance of credit cards and debit cards (including some types of prepaid cards). As a result, PayPal must rely on banks or other payment processors to process transactions, and must pay fees for this service. From time to time, payment card networks have increased, and may increase in the future, the interchange fees and assessments that they charge for each transaction using one of their cards. For example, in 2013, MasterCard announced a new Staged Digital Wallet Operator Annual Network Access Fee which applies to many of PayPal’s transactions if the buyer uses a MasterCard to fund their payment. PayPal’s payment card processors have the right to pass any increases in interchange fees and assessments on to PayPal as well as increase their own fees for processing. Changes in interchange fees and assessments could increase PayPal’s operating costs and reduce its profit margins. In addition, in some jurisdictions, governments have required Visa and MasterCard to reduce interchange fees, or have opened investigations as to whether Visa or MasterCard’s interchange fees and practices violate antitrust law.

In the U.S., the Dodd-Frank Act enacted in 2010 authorizes the Federal Reserve Board to regulate debit card interchange rates and debit card network exclusivity provisions, and in June 2011, the Federal Reserve Board issued a final rule capping debit card interchange fees at significantly lower rates than Visa or MasterCard previously charged. Any material reduction in credit or debit card interchange rates in the U.S. or other markets could jeopardize PayPal’s competitive position against traditional credit and debit card processors, although it would also lower PayPal’s costs. While the regulations adopted by the Federal Reserve Board in June 2011 do not treat PayPal as a “payment card network,” future changes to those regulations or to PayPal’s business could potentially cause PayPal to be treated as a payment card network, which could subject PayPal to additional regulation and require PayPal to change its business practices, which could reduce PayPal’s revenue and adversely affect PayPal’s business.

PayPal is required by its processors to comply with payment card network operating rules, and PayPal has agreed to reimburse its processors for any fines they are assessed by payment card networks as a result of any rule violations by PayPal or PayPal’s customers. The payment card networks set and interpret the card rules. Payment card networks have from time to time alleged that various aspects of PayPal’s business model violate these operating rules. If such allegations are not resolved, they could result in material fines and penalties or require changes in PayPal’s business that may be costly. The payment card networks could adopt new operating rules or interpret or re-interpret existing rules that PayPal or its processors might find difficult or even impossible to follow, or costly to implement. As a result, PayPal could lose its ability to give customers the option of using payment cards to fund their payments, or could lose its ability to give customers the choice of currency in which they would like their card to be charged, which would reduce PayPal’s revenues from cross-border trade. If PayPal were unable to accept payment cards, its business would be seriously damaged. In addition, the velocity of trade on eBay and websites operated by Enterprise clients that accept PayPal as a form of payment could decrease and our business would further suffer.

PayPal is also required to comply with payment card networks’ special operating rules for payment service providers to merchants. PayPal and its payment card processors have implemented specific business processes for merchant customers in order to comply with these rules, but any failure to comply could result in fines, the amount of which would be within the payment card networks’ discretion. PayPal also could be subject to fines from payment card networks if it fails to detect that merchants are engaging in activities that are illegal or that are considered “high risk,” primarily the sale of certain types of digital content. For “high risk” merchants, PayPal must either prevent such merchants from using PayPal or register such merchants with payment card networks and conduct additional monitoring with respect to such merchants. PayPal has incurred fines from its payment card processors relating to PayPal’s failure to detect the use of its service by illegal or “high risk” merchants. The amount of these fines has not been material, but any additional fines in the future would likely be for larger amounts, could become material and could result in a termination of PayPal’s ability to accept payment cards or require changes in PayPal’s process for registering new customers, which would significantly damage PayPal’s business. PayPal’s retail point-of-sale solution and PayPal Here product are also subject to payment card network operating rules, which may increase the costs of those products or otherwise negatively impact their deployment, particularly internationally.

Similarly, consumers of the websites operated by Enterprise clients typically pay for purchases by payment card or similar payment method. Accordingly, our Enterprise business faces risks similar to the risks described above for PayPal.

The listing or sale by our users of items that allegedly infringe the intellectual property rights of rights owners, including pirated or counterfeit items, may harm our business.

We have received in the past, and we anticipate receiving in the future, communications alleging that certain items listed or sold through our services by our users infringe third-party copyrights, trademarks and trade names or other intellectual property rights. See “Item 1: Legal Proceedings” above. There are over 40,000 rights owners in our verified rights owner (VeRO) program, and each rights owner has anywhere from one to several hundred brands. Although we have sought to work actively with the owners of intellectual property rights to eliminate listings offering infringing items on our websites and mobile platforms, some rights owners have expressed the view that our efforts are insufficient.

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

Plaintiffs in these and similar suits seek, among other remedies, injunctive relief and damages. Statutory damages for copyright or trademark violations could range up to $150,000 per copyright violation and $2,000,000 per trademark violation in the U.S., and may be even higher in other jurisdictions. These and similar suits may also force us to modify our business practices. For example, in June 2013, the German Federal Supreme Court partially confirmed a decision by the Hamburg Court of Appeal in a matter where we had been found liable to prevent infringing children’s chairs from appearing on eBay’s German website, and ruled that as a result of keyword advertising that linked to search result lists, we were required to increase efforts to ensure that those search results were free from infringing content upon initial notification of such content. This decision may require us to change our business practices in Germany in a manner that increases our costs and lowers our revenue. In addition, rights owners have aggressively sought to reduce the applicability of limitations to intellectual property rights such as copyright exhaustion and the first sale doctrine in cases such as Vernor v. Autodesk Inc. (Ninth Circuit Court of Appeals) and Wiley v. Kirtsaeng (U.S. Supreme Court). Although the U.S. Supreme Court’s ruling in Wiley v. Kirtsaeng overturned the Second Circuit Court of Appeals’ ruling and established that the first sale doctrine applies in the U.S. to products lawfully made outside the U.S., some rights owners oppose that reasoning and have expressed support for a legislative change to the U.S. Copyright Act. To the extent the scope or applicability of such doctrines is limited or narrowed, the supply of goods available for resale on our websites and mobile platforms may be adversely affected. In the aggregate, these and similar suits may force us to modify our business practices, which could lower our revenue, increase our costs or make our websites and mobile platforms less convenient to our customers or result in significant damage awards and injunctions, which could materially harm our business.

In addition to regulatory, civil or criminal proceedings and penalties if governmental authorities believe we have aided and abetted in the sale of counterfeit goods, we may also be subject to litigation from rights owners arguing we are liable for the sale of counterfeit goods by our users. While we have had some past success in defending against such litigation, more recent cases have been based, at least in part, on different legal theories than those of earlier cases, and there is no guarantee that we will continue to be successful in defending against such litigation. Plaintiffs in recent cases have argued that we are not entitled to safe harbors under the Digital Millennium Copyright Act in the U.S. or as a hosting provider in the EU under the Electronic Commerce Directive because of the alleged active nature of our involvement with our sellers, and that whether or not such safe harbors are available, we should be found liable because we supposedly have not adequately removed listings that are counterfeit or are authentic but allegedly violate trademark or copyright law or effectively suspended users who have created such listings. While we do not believe the European Court of Justice decision in the case filed in 2009 by L’Oréal SA, Lancôme Parfums et Beauté & Cie, Laboratoire Garnier & Cie and L’Oréal (UK) Ltd against eBay International AG, other eBay companies and several eBay sellers that was settled in January 2014 (the L’Oréal case), changes the standard for hosting immunity under the Electronic Commerce Directive, rights owners in European jurisdictions have asserted that our degree of participation in the transaction should cause us to be unable to take advantage of the hosting immunity exception. Final resolution of this issue has been left to the national courts of member countries in the EU. We believe that the legal climate, especially in Europe, is becoming more adverse to our positions, which may require us to take actions which could lower our revenues, increase our costs or make our websites and mobile platforms less convenient to our customers, which could materially harm our business. In certain emerging markets, the government may be less experienced in dealing with online or mobile commerce and/or hosting immunity protections may be more limited or not available at all. In addition, public perception that counterfeit or pirated items are commonplace on our websites, even if factually incorrect, would damage our reputation, lower the price our sellers receive for their items and damage our business.

We are continuously seeking to improve and modify our efforts to eliminate counterfeit and pirated items through ongoing business initiatives designed to reduce bad buyer experiences and improve customer satisfaction and by responding to new patterns we are seeing among counterfeiters and others committing fraud on our users. Increased intermediation of transactions between buyers and sellers may result in us being unable to rely, to the same extent that we have in the past, on hosting immunity and other secondary liability safe harbors when sued by users and rights owners over actions taken on our site by our users. While we are taking steps to mitigate the potential impact on our safe harbor defenses, we may be subject to more intellectual property litigation and may lose more cases as a result of these business model changes, which would adversely affect our business and results of operations.

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

In addition, new laws have been proposed regulating ecommerce companies with respect to intellectual property issues. For example, ACTA and TPP are trade agreements that include international standards for enforcing intellectual property rights, including provisions regarding counterfeit goods and online piracy. The European Commission is considering revising the Intellectual Property Enforcement Directive, which could potentially increase our exposure to enforcement actions from rights owners. Implementation of these or similar laws could require us to change our business practices, increase our compliance costs and harm our business. Rights owners have also increasingly gone into U.S. courts and obtained injunctions requiring PayPal to cease handling transactions for named websites and third parties (in most cases located outside the U.S.) and to hold the funds of such parties pending judicial resolution of such rights owners’ claims against such parties, which disrupts the relationship between PayPal and such parties and, if such parties sell on our Marketplaces platforms, could also adversely affect our Marketplaces business.

We are subject to patent litigation.

We have repeatedly been sued for allegedly infringing other parties’ patents. We are a defendant in a number of patent suits and have been notified of several other potential patent disputes. We expect that we will increasingly be subject to patent infringement claims involving various aspects of our Marketplaces, Payments and Enterprise segments. Among the reasons for this are:

•	our products and services continue to expand in scope and complexity (e.g., our mobile, local, social and data initiatives);

•	we continue to expand into new businesses, including through acquisitions; and

•
the universe of patent owners who may claim that we, companies that we have acquired, or our customers (including PayPal merchants and Enterprise clients) infringe their patents and the aggregate number of patents controlled by such patent owners correspondingly increases.

Such claims may be brought directly against us and/or against our customers, including PayPal merchants and Enterprise clients, whom we may indemnify either because we are contractually obligated to do so or as a business matter. We believe that an increasing number of these claims against us and other technology companies have been, and continue to be, initiated by third parties whose sole or primary business is to assert such claims. In addition, we have seen significant patent disputes between operating companies in some technology industries (e.g., mobile telephony). Patent claims, whether meritorious or not, are time consuming and costly to defend and resolve, and could require us to make expensive changes in our methods of doing business, enter into costly royalty or licensing agreements or cease conducting certain operations, which would harm our business.

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

PayPal’s payment system is also susceptible to potentially illegal or improper uses, including illegal online gambling, fraudulent sales of goods or services, illicit sales of prescription medications or controlled substances, piracy of software, movies, music and other copyrighted or trademarked goods, money laundering, terrorist financing, bank fraud, child pornography trafficking, prohibited sales of alcoholic beverages or tobacco products, online securities fraud and encouraging, promoting, facilitating or instructing others to engage in illegal activities. There has been an increased focus by rights owners and U.S. government officials on the role that payments systems play in the sale of, and payment for, pirated digital goods on the Internet, primarily through file sharing services. Recent changes in law have increased the penalties for intermediaries providing payment services for certain illegal activities and additional payments-related proposals are under active consideration by government policymakers. Despite measures PayPal has taken to detect and lessen the risk of this kind of conduct, illegal activities could still be funded using PayPal.

Any resulting claims could damage our reputation and any resulting liabilities, loss of transaction volume or increased costs could harm our business and our financial results.

We are subject to risks associated with information disseminated through our service.

The laws relating to the liability of online services companies for information carried on or disseminated through their services remain unsettled in many jurisdictions. Claims could be made against online services companies under both U.S. and foreign law for defamation, libel, invasion of privacy, negligence, copyright or trademark infringement or other theories based on the nature and content of the materials disseminated through their services. Several private lawsuits seeking to impose liability under a number of these theories have been brought against us, as well as other online service companies. In addition, domestic and foreign legislation has been proposed that would prohibit, or impose liability for, the transmission over the Internet of certain types of information. Our Marketplaces service allows users to leave feedback, which includes information from users regarding other users. Although all such feedback is generated by users and not by us, claims of defamation or other injury have been made in the past and could be made in the future against us for not removing content posted as feedback.

Furthermore, several court decisions arguably have narrowed the scope of the immunity provided to online service providers like us in the U.S. under the Communications Decency Act. For example, the Ninth Circuit has held that certain immunity provisions under the Communications Decency Act might not apply to the extent that a website owner materially contributes to the development of unlawful content on its website. As our websites continue to add, change or expand the scope of our services, including through increased intermediation of transactions between Buyers and Sellers, challenges to the applicability of these immunities can be expected to continue. In addition, the Paris Court of Appeal has ruled in the Louis Vuitton Malletier and Christian Dior Couture cases that applicable laws protecting passive Internet “hosts” from liability are inapplicable to eBay given that eBay actively promotes bidding on its sellers’ listings and receives a commission on successful transactions, and is therefore a broker. The European Court of Justice decision in the L’Oréal case gave broad discretion to national courts in Europe to determine if Internet hosting immunity applies to eBay. Accordingly, our potential liability to third parties for the user-provided content on our sites, particularly in jurisdictions outside the U.S. where laws governing Internet transactions are unsettled, may increase. If we become liable for information provided by our users and carried on our service in any jurisdiction in which we operate, we could be directly harmed and we may be forced to implement new measures to reduce our exposure to this liability, including expending substantial resources or discontinuing certain service offerings, which would negatively affect our financial results. The increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could require us to incur additional costs and harm our reputation and our business.

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

From time to time, we face inquiries from government regulators in various jurisdictions related to actions that we have taken that are designed to improve the security of transactions and the quality of the user experience on our websites and we may face similar inquiries from other government regulators in the future. For example, in 2008, the Australian Competition and Consumer Commission and the Reserve Bank of Australia reviewed our policies requiring sellers to offer PayPal as a payment alternative on most transactions on our localized Australian website and precluding sellers from imposing a surcharge or any other fee for accepting PayPal or other payment methods. From time to time, other regulators have requested information concerning PayPal’s limitations of customer accounts. Similarly, from time to time Bill Me Later has received customer complaints that could result in investigations into Bill Me Later’s business practices by state or federal regulators. As a result of the U.S. credit crisis, new laws and regulations have been, and are expected to be, adopted and implemented that impose additional obligations and restrictions on the provision of credit. We are also cooperating with the CFPB in connection with the CIDs as further discussed in more detail above under the caption “Our Payments business is subject to consumer protection laws and regulations.”

We are likely to receive additional inquiries from regulatory agencies in the future, including under new or existing credit laws or regulations, relating to our business, products and services. We have responded to all inquiries from regulatory agencies by describing our current and planned antifraud efforts, customer support procedures, operating procedures and disclosures of the relevant business. If one or more of these agencies is not satisfied with our response to current or future inquiries, we could be subject to enforcement actions, fines or other penalties or forced to change our operating practices in ways that could harm our business. One or more of these agencies also might take action against other companies with similar businesses which could force us to change our operating practices in ways that could harm our business.

We are subject to general litigation and regulatory disputes.

From time to time, we are involved in other disputes or regulatory inquiries that arise in the ordinary course of business. These disputes and inquiries include lawsuits by our users (individually or as class actions) alleging, among other things, improper credit and/or collection activities; improper disclosure of our prices, rules or policies; that our prices, rules, policies or customer/user agreements violate applicable law; that we have not acted in conformity with such prices, rules, policies or agreements; or violations of privacy laws and policies, including violations of the Telephone Consumer Protection Act, 47 U.S.C. section 227 et seq. (TCPA), as discussed in more detail under the captions “Changes in regulations, regulatory scrutiny or user concerns regarding privacy and protection of user data could adversely affect our business,” and “Our Payments business is subject to consumer protection laws and regulations.” The number and significance of these disputes and inquiries continue to increase as our company has grown larger, our businesses have expanded in scope (e.g., our mobile, local, social and data initiatives and our continuing geographical expansion) and our products and services have increased in complexity. We have in the past been forced to litigate such claims. We may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act, the Lanham Act and the Communications Decency Act are interpreted by the courts as our products and services to users continue to expand and as we expand geographically into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries such as ourselves are either unclear or less favorable, as discussed in more detail under the caption “New and existing regulations could harm our business.” As an increasing portion of our business shifts to mobile, we may be subject to additional laws and regulations, which may have significant penalties. In addition, we are also subject to federal, state, local and foreign laws of general applicability, including laws regulating working conditions.

The U.S. Department of Justice (DOJ) and the State of California have alleged that we violated U.S. and California antitrust law by agreeing not to recruit employees from other technology companies.  We filed a motion to dismiss the cases asserted against us and, in September 2013, the U.S. District Court for the Northern District of California granted the motion to dismiss regarding the California asserted case but denied the motion to dismiss regarding the DOJ asserted case.   The State of California has filed an amended complaint, which we have moved to dismiss. These cases are currently stayed. We believe these allegations are without merit and intend to defend ourselves vigorously.   These claims and any other claims or regulatory actions against us, whether meritorious or not, could be time consuming, result in costly litigation, damage awards (including statutory damages for certain causes of action in certain jurisdictions), injunctive relief or increased costs of doing business through adverse judgment or settlement, require us to change our business practices in expensive ways, require significant amounts of management time, result in the diversion of significant operational resources or otherwise harm our business.

Changes to our programs to protect buyers and sellers could increase our costs and loss rate.

Our eBay and PayPal buyer protection programs represent the means by which we compensate users who believe that they have been defrauded, have not received the item that they purchased or have received an item different than what was described. eBay periodically receives complaints from buyers as to the quality of the goods purchased and users who pay through PayPal may have reimbursement rights from their payment card company or bank, which in turn will seek recovery from PayPal. We expect to continue to receive communications from users requesting reimbursement or threatening or commencing legal action against us if no reimbursement is made. Our liability for these sort of claims is slowly beginning to be clarified in some jurisdictions and may be higher in some non-U.S. jurisdictions than it is in the U.S. Litigation involving liability for third-party actions could be costly and time consuming for us, divert management attention, result in increased costs of doing business, lead to adverse judgments or otherwise harm our business. In addition, affected users will likely complain to regulatory agencies that could take action against us, including imposing fines or seeking injunctions.

Beginning in 2009, we changed the dispute resolution process for Marketplaces transactions for buyers in the U.S., U.K. and Germany to a dispute resolution process provided by eBay customer support, which serves as the primary entry point for buyers in these countries if they are unable to resolve their disputes with eBay sellers. Among other things, the resolutions process provides that eBay will generally reimburse the buyer for the full amount of an item’s purchase price (including original shipping costs) in cases where the item was not received or the item they received was different from that described in the listing and the seller does not provide adequate resolution to the buyer. eBay then attempts to recoup amounts paid to the buyer from the seller’s PayPal accounts or through other collection methods. In 2013 we simplified the process for filing a resolutions case, which resulted in a significant increase in the number of cases being opened. Our costs associated with resolutions have increased as a result of these changes to our resolutions policies and process, in part because eBay Marketplaces may not have the same level of rights of recoupment against sellers as PayPal, resulting in higher costs to operate the program.

Over the last several years, we have also enhanced the buyer and seller protections offered by PayPal in certain eBay marketplaces, and in certain countries for transactions outside of eBay marketplaces. In October 2013, PayPal launched and expanded its seller protection to eligible merchants in the Asia Pacific region. These changes to PayPal’s buyer and seller protection program could result in future changes and fluctuations in our Payments transaction loss rate. For the year ended December 31, 2013 and the three months ended March 31, 2014, our Payments transaction losses (including both direct losses and buyer protection payouts) totaled $369 million and $92 million, representing 0.21% and 0.18% of our net total payment volume, respectively.

These changes to the buyer and seller protections offered by eBay and PayPal, together with any additional changes that we may make to our resolutions process in the future, may be negatively received by, and lead to dissatisfaction on the part of, some of our sellers, and may also result in an increase in buyer fraud and associated transaction losses. Increased costs, loss rates or liabilities resulting from eBay and/or PayPal’s current buyer and seller protection programs or changes to such buyer and seller protection programs, could have an adverse effect on our business and financial results.

Failure to deal effectively with fraud, bad transactions and negative customer experiences would increase our loss rate and harm our business.

PayPal’s highly automated and liquid payment service makes PayPal an attractive target for fraud. In configuring its service, PayPal continually strives to maintain the right balance of appropriate measures to promote both convenience and security for customers. Identity thieves and those committing fraud using stolen payment card or bank account numbers can potentially steal large amounts of money from businesses such as PayPal. We believe that several of PayPal’s current and former competitors in the electronic payments business have gone out of business or significantly restricted their businesses largely due to losses from this type of fraud. While PayPal uses advanced anti-fraud technologies, we expect that technically knowledgeable criminals will continue to attempt to circumvent PayPal’s anti-fraud systems using increasingly sophisticated methods. From time to time, such fraudsters may discover and exploit vulnerabilities that may not immediately be identified and remediated, which may in turn result in one-time increases in fraud and associated transaction losses, which may be substantial. In addition, because users frequently use the same passwords for different sites, a data breach of a third party site can result in a spike in eBay and/or PayPal transaction losses. PayPal’s service could also be subject to employee fraud or other internal security breaches, and PayPal may be required to reimburse customers for any losses incurred as a result of such breaches. Merchants could also request reimbursement, or stop using PayPal, if they are affected by buyer fraud or other types of fraud. Additional fraud risks associated with PayPal’s point of sale solutions are described below under the caption “PayPal’s retail point of sale solutions expose us to additional risks.”

PayPal incurs substantial losses due to claims from buyers that merchants have not performed or that their goods or services do not match the merchant’s description, whether those claims arise from merchant fraud or from an unintentional failure to perform by the merchant. PayPal seeks to recover such losses from the merchant, but may not be able to recover in full if the merchant is unwilling or unable to pay. PayPal also incurs losses from claims that the customer did not authorize the purchase, from buyer fraud, from erroneous transmissions and from customers who have closed bank accounts or have insufficient funds in them to satisfy payments. In addition, if losses incurred by PayPal related to payment card transactions become excessive, they could potentially result in PayPal losing the right to accept payment cards for payment, which would materially and adversely affect PayPal’s business both on and off eBay. In the event that PayPal was unable to accept payment cards, the velocity of trade on eBay and off eBay (i.e., other websites that accept PayPal as a form of payment) could also decrease, in which case our business would further suffer. The Bill Me Later service is similarly subject to the risk of fraudulent activity associated with merchants, users of the Bill Me

Later service and third parties handling its user information. Our Payments business has taken measures to detect and reduce the risk of fraud, but these measures need to be continually improved and may not be effective against new and continually evolving forms of fraud or in connection with new product offerings. If these measures do not succeed, our business will suffer.

eBay faces similar risks with respect to fraudulent activities on its websites. eBay periodically receives complaints from users who may not have received the goods that they had purchased. In some cases, individuals have been arrested and convicted for fraudulent activities using our websites. eBay also receives complaints from sellers who have not received payment for the goods that a buyer had contracted to purchase. Non-payment may occur because of miscommunication, because a buyer has changed his or her mind and decided not to honor the contract to purchase the item or because the buyer bid on the item maliciously to harm either the seller or eBay. In some European and Asian jurisdictions, buyers may also have the right to withdraw from a sale made by a professional seller within a specified time period. While eBay can, in some cases, suspend the accounts of users who fail to fulfill their payment or delivery obligations to other users, eBay does not have the ability to require users to make payment or deliver goods, or otherwise make users whole other than through its buyer protection program, which in the U.S. we refer to as the eBay Money Back Guarantee.

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

Cross-border trade continues to be an important source of both revenue and profits for us. Cross-border transactions using our websites and mobile platforms generally provide higher revenues and gross margins than similar transactions that take place within a single country or market. We generally earn higher transaction fees for cross-border transactions involving PayPal, and our Marketplaces business continues to represent a relatively straightforward way for buyers and sellers to engage in cross-border trade compared with other alternatives. Cross-border trade also represents our primary (or in some cases, only) presence in certain markets in which Internet and mobile device use is accelerating and we have a limited (or no) domestic Marketplaces business, such as Brazil/Latin America, China, Russia and various other countries.

The interpretation and application of specific national or regional laws, such as those related to intellectual property rights of authentic products, selective distribution networks, and sellers in other countries listing items on the Internet, and the potential interpretation and application of laws of multiple jurisdictions (e.g., the jurisdiction of the buyer, the seller, and/or the location of the item being sold) are extremely complicated in the context of cross-border trade. Some of these issues are involved in the Louis Vuitton Malletier case (see “Item 1: Legal Proceedings” above). The interpretation and/or application of such laws could impose restrictions on, or increase the costs of, purchasing, selling, shipping or returning goods across national borders.

In addition, our cross-border trade is also subject to, and may be impacted by, currency exchange rate fluctuations. To the extent the U.S. dollar strengthens against the Euro, the British pound, the Australian dollar or other currencies, cross-border trade related to purchases of dollar-denominated goods (or goods from those Asia-Pacific countries whose currencies tend to follow the dollar) by non-U.S. purchasers will likely decrease, and that decrease will likely not be offset by a corresponding increase in cross-border trade involving purchases by U.S. buyers of goods denominated in other currencies. Even if cross-border trade is not reduced, if more sellers who accept PayPal begin to offer their goods or services in multiple currencies, and to arrange for withdrawal of balances to local bank accounts in multiple countries, this could reduce PayPal’s revenues from foreign exchange fees.

In addition to the risks above, any other factors that increase the costs of purchasing, selling, shipping or returning goods across national borders or restrict, delay or make cross-border trade more difficult or impractical, including fluctuations in currency exchange rates, currency restrictions, increases in postal or delivery service rates, postal or delivery service terminations, disruptions or interruptions, changes in the business practices of the card networks or participating banks (including dynamic currency conversion), import or export control laws, the application of (or increases in) tariffs, duties or other taxes on imports or exports, customs enforcement, including delays at the border attributable to customs inspections, enforcement of international intellectual property rights by rights holders or court rulings, or that otherwise result in a net reduction in cross-border trade on our websites and mobile platforms would lower our revenues and profits and adversely affect our business.

Finally, as part of our ongoing efforts to drive more transactions and improve seller efficiency and buyer experience and trust, we have increased our involvement in different aspects of cross-border transactions (e.g., our Global Shipping Platform and our Global Buying Hub), which could potentially expose us to additional liability based upon the nature of our involvement in aspects of such transactions and/or the actions of our users in one or more countries.

Our business is subject to online security risks, including security breaches.

Our businesses involve the storage and transmission of users’ proprietary information. In addition, a significant number of our users authorize us to bill their payment card accounts directly for all transaction and other fees charged by us. For example, PayPal’s users routinely provide payment card and other financial information, and Enterprise customers routinely provide payment card information and other personally identifiable information which we maintain to facilitate the ease of future transactions. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication to effectively secure transmission of confidential information, including customer payment card numbers; however, such technology may not be sufficient to protect the transmission of our confidential information. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in the technology used by us to protect transaction data being breached or compromised.

An increasing number of websites, including those owned by several other large Internet and offline companies, have disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on portions of their websites or infrastructure. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently, may be difficult to detect for a long time and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Unauthorized parties may also attempt to gain access to our systems or facilities through various means, including hacking into our systems or facilities, fraud, trickery or other means of deceiving our employees, contractors and temporary staff. Despite our security measures, our information technology and infrastructure may be vulnerable to cyber-attacks or security incidents due to system configuration, employee error, malfeasance or other vulnerabilities.

Our servers are also vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, and we have experienced “denial-of-service” type attacks on our system that have, in certain instances, made all or portions of our websites unavailable for periods of time. For example, in December 2010, PayPal was subject to a series of distributed “denial of service” attacks following PayPal’s decision to indefinitely restrict the account used by WikiLeaks due to an alleged violation of PayPal’s Acceptable Use Policy. A party that is able to circumvent our security measures could misappropriate our or our users’ proprietary information, cause interruption in our operations, damage our computers or those of our users or otherwise damage our reputation. In addition, our users, as well as those of other prominent Internet companies, have been and will continue to be targeted by parties using fraudulent “spoof” and “phishing” emails to misappropriate user names, passwords, payment card numbers or other personal information or to introduce viruses or other malware through “trojan horse” programs to our users’ computers. These emails appear to be legitimate emails sent by eBay, PayPal, StubHub, one of our other businesses, a user of one of our businesses or an Enterprise client, but direct recipients to fake websites operated by the sender of the email or request that the recipient send a password or other confidential information through email or download malware. Despite our efforts to mitigate “spoof” and “phishing” emails through product improvements and user education, “spoof” and “phishing” activities remain a serious problem. Customers suffering a loss from such a third party compromise may perceive the compromise as emanating from our systems rather than their own, damaging our reputation for security.

If an actual or perceived breach of our security occurs, public perception of the effectiveness of our security measures could be harmed, resulting in damage to our reputation and we could lose users. Also any compromise of our security could result in a violation of applicable privacy and other laws, and expose us to significant legal and financial consequences. Enterprise clients also face similar risks of security breaches, and to the extent that such clients are harmed as a result of a security breach, our Enterprise business would also be adversely affected. In addition, under payment card rules and our contracts with our card processors, if there is a breach of payment card information that we store, or that is stored by PayPal’s direct payment card processing customers, we could be liable to the payment card issuing banks for their cost of issuing new cards and related expenses. If we were unable to accept payment cards, our businesses would be seriously damaged. Further, we may need to expend significant resources to protect against security breaches or to address problems caused by breaches. These issues are likely to become more difficult and costly as we expand the number of places where we operate. Financial services regulators in various jurisdictions, including the U.S. and the EU, have implemented or are considering proposals to impose new authentication requirements on banks and payment processors intended to reduce online fraud (e.g., two-factor authentication to verify a user’s identity), which could impose significant costs on PayPal, require PayPal to change its business practices, make it more difficult for new customers to join its network and reduce the ease of use of its products, which could harm PayPal’s business. Our insurance policies carry low coverage limits, which may not be adequate to reimburse us for losses caused by security breaches and we may not be able to fully collect, if at all, under these insurance policies.

Changes in regulations, regulatory scrutiny or user concerns regarding privacy and protection of user data could adversely affect our business.

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

Regulatory scrutiny of privacy and user data protection is increasing on a global basis. We are subject to a number of local privacy laws and regulations in the countries in which we operate, including the following, and many of those jurisdictions are proactively evaluating changes to those laws and regulations:

•	as an entity licensed and subject to regulation as a bank in Luxembourg, PayPal (Europe) S.à r.l et Cie, SCA is subject to banking secrecy laws;

•
the EU has proposed a General Data Protection Regulation that would supersede the European Data Protection Directive. Changes could increase penalties and fines for failing to comply with the new regulation and it is unclear how consistently the new regulation may be enforced. There is significant international pressure against the U.S. and the National Security Agency (NSA) regarding the collection of data by the NSA from U.S. companies. Further restrictions or regulation in the EU could result as a direct reaction to these events;

•
new laws or regulations, in particular, financial or privacy laws or regulations, enacted in jurisdictions in which we do business that require data (including customer information, transaction data or other information) to be stored locally on servers in that jurisdiction and/or prohibit such data from being transmitted outside of that jurisdiction, which could increase our operational costs or capital expenditures and potentially impact the performance or availability of our services and/or our ability to use or process customer data;

•
the EU has also proposed new data laws that give customers additional rights and provide additional restrictions and harsher penalties on companies for illegal collection and misuse of personal information, including restrictions on the use of Internet tracking tools called “cookies.” While the EU directive on cookies has taken effect, the manner in which member states adopt implementing legislation, and whether the EU deems that legislation sufficient, continues to evolve. To the extent implementing legislation by member states is more restrictive, it could negatively impact the manner in which we use cookies for many of our services, ranging from advertising to anti-fraud, and require us to incur additional costs or change our business practices;

•
California and other states continue to pass privacy regulations which may be subsequently copied and passed in other states. For example, effective January 1, 2014, operators of a commercial internet website that collects personally identifiable information about consumers residing in California must disclose how the website responds to “do not track” signals or other mechanisms that provide consumers the ability to exercise choice about the collection of such information and about a consumer’s online activity over time and across third party services. As many of these laws have yet to be implemented, it is unclear how these laws may impact consumer perception of privacy or how they may impact our businesses;

•
in the U.S., the Federal Trade Commission, or FTC, and the White House have both proposed U.S. privacy frameworks. In 2012, legislation was introduced in the U.S. Senate which would have required organizations that suffer a breach of security related to personal information to notify owners of the breached information and, in some instances, notify the Federal Bureau of Investigation or U.S. Secret Service; similar legislation may be introduced and enacted in the future;

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

•
the legislative and regulatory environment around mobile data collection continues to evolve. Legislators and regulators in various jurisdictions are increasingly focusing on the capture and use of location-based information relating to users of mobile devices.  Any legislation or regulations restricting or limiting the collection or use of mobile data (including the type of information that may be collected from mobile devices and/or how such information may be collected and used) could, if enacted, prohibit the use of certain technologies, including those that track individuals’ activities on the Internet or geolocation via mobile devices, and/or restrict or limit our ability to collect and use page viewing data and personal information, which may reduce demand for our services or require changes to our current business models, such as advertising, which could harm our business. Any failure, or perceived failure, by us to comply with new mobile regulatory requirements or orders or other federal, state or international privacy or consumer protection-related laws and regulations pertaining to mobile data collection or mobile devices could result in proceedings or actions against us by governmental entities or others (e.g., class action privacy litigation), subject us to significant penalties and negative publicity, require us to change our business practices, increase our costs and adversely affect our business.

In addition, even technical violations of certain privacy-related laws can result in significant penalties, including statutory damages. For example, the Federal Communications Commission amended its regulations effective July 2012 under the TCPA, and has promulgated additional amendments, effective October 2013, which could increase our exposure to liability for certain types of telephonic communication with customers, including but not limited to text messages to mobile phones. Under the TCPA, plaintiffs may seek actual monetary loss or statutory damages of $500 per violation, whichever is greater, and courts may treble the damage award for willful or knowing violations. Two putative class-action lawsuits have been filed containing allegations that our businesses violated the TCPA. Roberts v. PayPal (filed in the U.S. District Court for the Northern District of California in February 2012) contains allegations that commercial advertisements for PayPal products and services were sent via text message to mobile phones without prior consent. In May 2013, the Court granted PayPal’s motion for summary judgment challenging the viability of plaintiff’s individual claim on grounds that plaintiff consented to receive the text message and entered judgment in favor of PayPal. Plaintiff has filed an appeal of this judgment. Murray v. Bill Me Later (filed in the U.S. District Court for the Northern District of Illinois in June 2012) contains allegations that Bill Me Later made calls featuring artificial or prerecorded voices without prior consent. These lawsuits, and other private lawsuits not currently alleged as class actions, seek damages (including statutory damages) and injunctive relief, among other remedies. Given the enormous number of communications we send to our users, a determination that there have been violations of laws relating to PayPal’s or Bill Me Later’s practices (or those of any of our other companies) under the TCPA or other communications-based statutes could expose us to significant damage awards that could, individually or in the aggregate, materially harm our business.

We have, and post on our websites, our own privacy policies and practices concerning the collection, use and disclosure of user data. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any regulatory requirements or orders or other federal, state or international privacy or consumer protection-related laws and regulations (or, in the case of our Enterprise business, any such failure or perceived failure on the part of our Enterprise business or its clients) could result in proceedings or actions against us by governmental entities or others (e.g., class action privacy litigation), subject us to significant penalties and negative publicity, require us to change our business practices, increase our costs and adversely affect our business. The FTC and state regulatory agencies have become more aggressive in enforcing privacy and data protection laws and regulations. For example, in 2012, the FTC entered into a number of consent decrees with a number of major online companies other than us, including Facebook and Google, to settle allegations of unfair or deceptive privacy practices. The FTC’s consent decrees with Facebook and Google require each of those companies to implement a comprehensive privacy program and undergo regular, independent privacy audits for 20 years, among other requirements.

Certain of our products, including some of Enterprise’s marketing solutions, utilize “behavioral marketing” (generally, the tracking of a user’s online activities) to deliver relevant content to Internet users. In March 2012, the FTC issued a report titled “Protecting Consumer Privacy in an Era of Rapid Change: Recommendations for Businesses and Policymakers,” which details the FTC’s perspective on best practices for companies that collect and use consumer data to protect the privacy of consumers. Should the FTC pursue enforcement actions related to these business practices, we may be required to modify our business practices to conform and incur substantial costs, which could harm our business.

Data collection, privacy and security have become the subject of increasing public concern. If Internet and mobile users were to reduce their use of our websites, mobile platforms, products and services as a result, our business could be harmed. As noted above, we are also subject to the possibility of security breaches, which themselves may result in a violation of these laws.

Bill Me Later’s operations expose us to additional risks.

Risks associated with our reliance on unaffiliated lenders in providing the Bill Me Later service are discussed in more detail under the caption “Bill Me Later’s operations depend on lending services provided by unaffiliated lenders” above.

The Bill Me Later service relies on third-party merchant processors and payment gateways to process transactions. For the year ended December 31, 2013 and the three months ended March 31, 2014, approximately 59% and 56%, respectively, of all transaction volume by dollar amount through the Bill Me Later service was settled through the facilities of a single vendor. Any disruption to these third party payment processing and gateway services would adversely affect the Bill Me Later service.

The Bill Me Later service is offered to a wide range of consumers, and the financial success of this business depends on the ability of the issuing banks of the Bill Me Later credit products to manage credit risk related to those products. The lenders extend credit using Bill Me Later’s proprietary segmentation and credit scoring algorithms and other analytical techniques designed to analyze the credit risk of specific customers based on their past purchasing and payment history as well as their credit scores. Based on these performance criteria, a lender may extend or increase lines of credit to consumers at the point of sale. These algorithms and techniques may not accurately predict the creditworthiness of a consumer due to inaccurate assumptions about a particular consumer or the economic environment, among other factors. The accuracy of the predictions and the ability of the lenders and Bill Me Later to manage credit risk related to the Bill Me Later service may also be affected by legal or regulatory changes (e.g., bankruptcy laws and minimum payment regulations), competitors’ actions, changes in consumer behavior and other factors. A lender may incorrectly interpret the data produced by these algorithms in setting its credit policies, which may impact the financial performance of the Bill Me Later service. In addition, economic and financial conditions in the U.S. may affect consumer confidence levels and reduce consumers’ ability or willingness to use credit, including the credit extended by a lender to consumers who use the Bill Me Later service, which could impair the growth and profitability of this business.

Over the past several years, the volume of credit extended by the financial institutions issuing the Bill Me Later credit products has increased as we have continued to enable qualified buyers with a PayPal account to use Bill Me Later as a payment funding option for transactions on eBay.com and on certain merchant websites that accept PayPal. We purchase the receivables relating to these consumer loans extended by the issuing banks, and therefore bear the risk of loss in the event of loan defaults. Like other businesses with significant exposure to losses from consumer credit, the Bill

Me Later service faces the risk that account holders will default on their payment obligations with respect to the consumer loans, making the receivables uncollectible and creating the risk of potential charge-offs. The rate at which receivables were charged off as uncollectible, or the net charge-off rate, was approximately 5.67% and 5.44%, respectively, for the year ended December 31, 2013 and the three months ended March 31, 2014. The nonpayment rate among Bill Me Later users may increase due to, among other things, changes to underwriting standards by Bill Me Later and the financial institutions issuing the Bill Me Later credit products, worsening economic conditions, such as a recession or greater austerity in the U.S., and high unemployment rates. Consumers who miss payments on their obligations often fail to repay them, and consumers who file for protection under the bankruptcy laws generally do not repay their credit.

In 2013, PayPal began a pilot program, working with WebBank, for WebBank to offer working capital financing to selected sellers in the U.S., and for PayPal to purchase the related receivables. This program is still in the pilot phase; if expanded, or if we enter into similar credit based products offered to consumers or small businesses, this would present risks similar to those discussed above associated with the Bill Me Later service.

We purchase receivables related to Bill Me Later accounts through borrowings and cash resources. If we are unable to fund our purchase of receivables related to the Bill Me Later business adequately or in a cost-effective manner, or if we are unable to efficiently manage the cash resources utilized to purchase the receivables, the growth and profitability of this business would be significantly and adversely affected.

Additionally, in providing the Bill Me Later service and other similar programs in the future, we face other risks similar to those faced by PayPal described elsewhere in these Risk Factors, including under the captions “Government inquiries may lead to charges or penalties,” “Our Payments business is subject to a number of laws and regulations, including those governing banking, cross-border and domestic money transmission, foreign exchange and payment services that vary in the markets where we operate,” and “Our Payments business is subject to consumer protection laws and regulations.”

Our revenue from advertising is subject to factors beyond our control.

We derive significant revenue from advertising on our websites and applications. Revenues from online advertising are sensitive to events and trends that affect advertising expenditures, such as general changes in the economy and changes in consumer spending, the effectiveness of online advertising versus offline advertising media and the value our websites provide to advertisers relative to other websites. The economic downturn adversely impacted our advertising revenue. The shift from online to mobile has also adversely impacted our advertising revenue. In addition, major search engine and advertising services operators (e.g., Google) have the ability to change from time to time, at their sole discretion, the rules, search algorithms and other terms governing the pricing, availability and placement of online advertising, and do so periodically. For example, changes by Google have significantly reduced the amount of traffic our Marketplaces business receives from free search on Google. Any further changes in these rules, search algorithms or other terms could materially reduce the value that we derive from internet marketing or online advertising on our websites, either directly or indirectly. In addition, legislators and regulators in various jurisdictions, including the U.S. and the EU, are reviewing Internet advertising models and the use of user-related data, including location-based information relating to users of mobile devices, and are considering proposals that could restrict or otherwise impact these business models and practices. If we experience a reduction in our advertising revenues due to economic, competitive, regulatory, technological or other factors, the renegotiation, on balance, of our contracts with major advertising companies on unfavorable terms, or a reduction in our ability to effectively place advertisements on our websites, or are otherwise unable to provide value to our advertisers, our business and financial results would suffer.

Our growth will depend on our ability to develop our brands, and these efforts may be costly.

We believe that continuing to strengthen our brands will be critical to achieving widespread acceptance of our services, and will require a continued focus on active marketing efforts across all of our brands. We will need to continue to spend substantial amounts of money on, and devote substantial resources to, advertising, marketing and other efforts to create and maintain brand loyalty among users. Since 2005, we have significantly increased the number of brands we are supporting, adding our classified websites (including Den Blå Avis, BilBasen, eBay Classifieds (including eBay Anuncios, eBay Kleinanzeigen and eBay Annunci), GittiGidiyor, Gumtree, Kijiji, LoQUo, Marktplaats.nl, mobile.de, alaMaula and 2dehands.be), StubHub, Bill Me Later, Gmarket, RedLaser and Enterprise, among others. Each of these brands requires its own resources, increasing the costs of our branding efforts. Brand promotion activities may not yield increased revenues, and even if they do, any increased revenues may not offset the expenses incurred in building our brands. Also, major search engine operators that we use to advertise our brands have frequently changing rules that govern the pricing, availability and placement of online advertisements (e.g., paid search, keywords), and changes to these rules could require us to increase our spending on online advertisements and adversely affect our ability to use online advertising to promote our brands in a cost-effective manner. If we fail to promote and maintain our brands, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brands, our business and financial results would suffer.

New and existing regulations could harm our business.

We are subject to the same foreign and domestic laws as other companies conducting business on and off the Internet. It is not always clear how existing laws governing issues such as property ownership, copyrights, trademarks and other intellectual property issues, parallel imports and distribution controls, consumer protection, taxation, libel and defamation, obscenity and personal privacy apply to our businesses. Many of these laws were adopted prior to the advent of the Internet, mobile and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Those laws that do reference the Internet, such as the U.S. Digital Millennium Copyright Act, the U.S. “CAN-SPAM” Act and the EU’s Distance Selling Directive (which will be superseded by the new Consumer Rights Directive, which the member states are in the process of implementing) and Electronic Commerce Directive are being interpreted by the courts, but their applicability and scope remain uncertain. As our activities, the types of goods and services listed on our websites and mobile platforms, the products and services we offer (including through acquisitions such as Bill Me Later and StubHub) and our geographical scope continue to expand, regulatory agencies or courts may claim or hold that we or our users are subject to additional requirements (including licensure) or prohibited from conducting our business in their jurisdiction, either generally or with respect to certain actions (e.g., the sale of real estate, event tickets, cultural goods, boats and automobiles or the application of distance selling laws). Recent financial and political events have increased the level of regulatory scrutiny on large companies in general, and financial services companies in particular, and regulatory agencies may view matters or interpret laws and regulations differently than they have in the past and in a manner adverse to our businesses.

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

Numerous states and foreign jurisdictions, including the State of California, where our headquarters are located, have regulations regarding “auctions” and the handling of property by “secondhand dealers” or “pawnbrokers.” Several states and some foreign jurisdictions have attempted to impose such regulations upon us or our users, and others may attempt to do so in the future. Attempted enforcement of these laws against some of our users appears to be increasing. In France, we were sued by Conseil des Ventes, the French auction regulatory authority, which has alleged that sales on our French website constitute illegal auctions that cannot be performed without its consent. We won this lawsuit. A lawsuit alleging similar claims has been brought against us by two associations of French antique dealers, and is now pending on appeal after we won in the first instance. We intend to defend vigorously against these lawsuits. However, these and other regulatory and licensure claims and enforcement actions could result in costly litigation and, if unsuccessful, we could be required to change the way we or our users do business in ways that increase costs or reduce revenues (for example, by forcing us to prohibit listings of certain items or restrict certain listing formats in some locations). We could also be subject to fines or other penalties, and any of these outcomes could harm our business.

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

As we expand and localize our international activities, we may become obligated to comply with the laws of the countries or markets in which we operate. In addition, because our services are accessible worldwide and we facilitate sales of goods and provide services to users worldwide, one or more jurisdictions may claim that we or our users are required to comply with their laws based on the location of our servers or one or more of our users or the location of the product or service being sold or provided in an ecommerce transaction. For example, in the Louis Vuitton Malletier litigation, we were found liable in France, under French law, for transactions on some of our websites worldwide that did not involve French buyers or sellers (see “Item 1: Legal Proceedings” above). Laws regulating Internet and ecommerce companies outside of the U.S. are generally less favorable than those in the U.S., giving greater rights to consumers, content owners, competitors, users and other third parties. Compliance may be more costly or may require us to change our business practices or restrict our service offerings, and the imposition of any regulations on us or our users may harm our business. In addition, we may be subject to multiple overlapping legal or regulatory regimes that impose conflicting requirements on us (e.g., in cross-border trade). Our alleged failure to comply with foreign laws could subject us to penalties ranging from criminal prosecution to significant fines to bans on our services, in addition to the significant costs we may incur in defending against such actions.

Following the global financial crisis, U.S. federal lawmakers enacted the Dodd-Frank Act overhauling the federal government’s oversight of consumer financial products and systemic risk in the U.S. financial system.  Although the full effect of the new legislation will be dependent on regulations to be adopted by a number of different agencies (including the Consumer Financial Protection Bureau), the general effect of the financial reform law has been, and we expect will continue to be, to require PayPal and Bill Me Later to make additional disclosures to their users and to impose new restrictions on certain of their activities.  For example, in January 2012, the Consumer Financial Protection Bureau finalized new regulations, required by the Dodd-Frank Act that required PayPal, starting in late October 2013, to provide additional disclosures, error resolution rights and cancellation rights to U.S. consumers who make international remittance payments, which could increase our costs of processing international payments. The Consumer Financial Protection Bureau also launched a complaints portal on its website that allows customers to file complaints against PayPal, Venmo and other money transfer service providers, and publishes information on such complaints. These and other new obligations will impose new compliance requirements and obligations on us that could increase our costs, may result in increased litigation and the need to make expensive product changes and may otherwise adversely impact our business.

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

Some jurisdictions have implemented or may implement laws specifically addressing the Internet or some aspect of ecommerce. For example, the State of New York has passed legislation that requires any out-of-state seller of tangible personal property to collect and remit New York use tax if the seller engages affiliates above certain financial thresholds in New York to perform certain business promotion activities. California has enacted a similar law, but provides exclusions for certain forms of Internet marketing and is limited to retailers who exceed prescribed sales volume thresholds. Several other states have enacted similar laws or regulations, and a number of states are considering similar provisions. The adoption of such legislation by states where eBay has significant operations that perform certain business promotion activities could result in a use tax collection responsibility for certain of our sellers. This collection responsibility and the additional costs associated with complex use tax collection, remittance and audit requirements would make selling on our websites and mobile platforms less attractive for small business retailers, and would harm our business.

The State of Colorado has enacted legislation that takes a different approach by imposing a set of use tax notice and reporting requirements (but not the actual tax collection responsibility) on certain retailers with no physical presence in Colorado. The law is designed to aid Colorado in collecting use tax from Colorado residents who purchase taxable items from out-of-state retailers. The regulation promulgated by the Colorado Department of Revenue excludes from these reporting obligations businesses that sell $100,000 or less into the state in a calendar year, thus limiting the impact on our sellers. The law has been challenged in Federal Court by a number of out-of-state retailers and a Federal District Court has issued an injunction blocking enforcement of the regulations pending a resolution of the case. Although in March 2012, a Federal District Court struck down the Colorado law as unconstitutional, the Tenth Circuit Court of Appeals ordered the District Court to dismiss the case on other grounds. The retailers continue to pursue their case in Colorado courts and in February 2014, the Denver District Court issued a preliminary injunction that prohibits the Colorado Department of Revenue from enforcing the use tax notice and reporting requirements pending further orders from the court. Oklahoma and several other states have enacted similar laws but have not taken any published enforcement action to date. While the application of these new state laws to our Marketplaces business has limited direct impact, the proliferation of such state legislation to expand sales and use tax collection on Internet sales, could adversely affect some of our sellers and indirectly harm our business.

In conjunction with the Streamlined Sales Tax Project- an ongoing, multi-year effort by U.S. state and local governments to require collection and remittance of remote sales tax by out-of-state sellers-U.S. Senate and U.S. House versions of the Marketplace Fairness Act (S. 336 and H.R. 684) were introduced in the 113th Congress in 2013. The U.S. Senate passed S. 336 on May 6, 2013 with bipartisan support and H.R. 684 has been referred to the House Judiciary Committee for review, which held hearings on the bill in March 2014. If enacted into law, these measures would allow states that meet certain simplification and other standards to require out-of-state sellers to collect and remit sales taxes on goods purchased by in-state residents. It is expected that some sellers, meeting an as yet undefined small seller exception, would be excluded from the requirements of the Act. The adoption of remote sales tax collection legislation that lacks a robust small business exemption would result in the imposition of sales taxes and additional costs associated with complex sales tax collection, remittance and audit compliance requirements on many of our sellers. This would make selling online less attractive for small retailers, and would likely harm our business.

From time to time, some taxing authorities in the U.S. have notified us that they believe we owe them certain taxes imposed on eBay’s or its affiliates’ services. These notifications have not resulted in any significant tax liabilities to date, but there is a risk that some jurisdiction may be successful in the future, which would harm our business.

Several proposals have been made at the U.S. state and local levels that would impose additional taxes on the sale of goods and services over the Internet. These proposals, if adopted, could substantially impair the growth of ecommerce and our brands, and could diminish our opportunity to derive financial benefit from our activities. The U.S. federal government’s moratorium on state and local taxation of Internet access or multiple or discriminatory taxes on ecommerce has been extended through November 2014. This moratorium does not prohibit federal, state or local authorities from collecting taxes on our income or from collecting certain taxes that were in effect prior to the enactment of the moratorium and/or one of its extensions. New legislation (H.R. 3086) has been introduced that would make the moratorium permanent; however, it is not clear that it will be enacted prior to the expiration of the current moratorium.

Similar issues exist outside of the U.S., where the application of VAT or other indirect taxes on ecommerce providers such as eBay is uncertain and evolving. While we attempt to comply in those jurisdictions where it is clear that a tax is due, certain of our subsidiaries have, from time to time, received claims relating to the applicability of indirect taxes to our fees.  In April 2012, we received Notices of Reassessments for tax years 2001-2005 from the Canadian

Revenue Agency (CRA) which assert goods and service tax (GST) and harmonized sales tax (HST) on our fees charged to Canadian users. These reassessments of GST/HST were the result of an audit of eBay International AG and are based on the CRA’s assertion that we were “doing business” in Canada for GST/HST purposes. We disagreed with the reassessments and filed a Notice of Appeal with the Tax Court of Canada in July 2012. The CRA asked us to settle this matter with no tax due and in June 2013 we received reassessments showing that no tax was due. Should such taxes become applicable, our business could be harmed. We collect and remit indirect taxes in certain jurisdictions. However, tax authorities may raise questions about our obligation to collect and remit such taxes, as well as the proper calculation of such taxes. For example, the Korean tax authority asserted that certain coupons and incentives available on our sites should not be deducted when computing taxes on our fees. We challenged these assessments and in June 2012, the National Tax Tribunal issued a final ruling in our favor with respect to item incentives from June 2006 onward. The assessments on item incentives up to May 2006 and coupons up to June 2010 are being reviewed by the Korea Supreme Court following two lower courts’ rulings in our favor in January and November 2013. Should any new taxes become applicable to our fees or if the taxes we pay are found to be deficient, our business could be harmed.

We do not collect taxes on the goods or services sold by users of our services. One or more states or the federal government or foreign countries may seek to impose a tax collection, reporting or record-keeping obligation on companies that engage in or facilitate ecommerce. Such an obligation could be imposed by legislation intended to improve tax compliance (and legislation to such effect has been contemplated by several states and a number of foreign jurisdictions) or if an eBay company was ever deemed to be the legal agent of the users of our services by a jurisdiction in which eBay operates. In July 2008, the Housing and Economic Recovery Act of 2008 (H.R. 3221) was signed into law. This law contains provisions that require companies that provide payments over electronic means to users to report to the Internal Revenue Service (IRS) information on payments received by certain customers. The legislation, effective for payments received after December 31, 2010, requires PayPal and other electronic payments processors, as well as StubHub and similar companies, to report to the IRS on customers subject to U.S. income tax who receive more than $20,000 in payments and more than 200 payments in a calendar year. As a result, PayPal is required to request tax ID numbers from certain payees, track payments by tax ID number and, under certain conditions, withhold a portion of payments and forward such withholding to the IRS. We have modified our software to meet these requirements and expect increased operational costs and changes to our user experience in connection with complying with these reporting obligations. The IRS regulations also require us to collect a certification of non-U.S. taxpayer status from certain international merchants. The Foreign Account Tax Compliance Act, which took effect at the start of 2013, is likely to require an increase in the number of non-U.S. customers from whom we must obtain a similar certification, and to increase the compliance burdens on us. These requirements may decrease seller activity on our sites and harm our business. Any failure by us to meet these new requirements could result in substantial monetary penalties and other sanctions and could harm our business.

One or more other jurisdictions may also seek to impose tax collection or reporting obligations based on the location of the product or service being sold or provided in an ecommerce transaction, regardless of where the respective users are located. Imposition of a discriminatory record keeping or tax collecting requirement could decrease seller activity on our sites and would harm our business. Foreign authorities may also require eBay to help ensure compliance by our users with local laws regulating professional sellers, including tax requirements. In addition, we have periodically received requests from tax authorities in many jurisdictions for information regarding the transactions of large classes of sellers on our sites, and in some cases we have been legally obligated to provide this data. The imposition of any requirements on us to disclose transaction records for all or a class of sellers to tax or other regulatory authorities or to file tax forms on behalf of any sellers, especially requirements that are imposed on us but not on alternative means of ecommerce, and any use of those records to investigate, collect taxes from or prosecute sellers, could decrease seller activity on our sites and harm our business.

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

PayPal’s retail point of sale solutions expose us to additional risks.

PayPal has announced several retail point of sale solutions to accept payment, such as the PayPal Here devices, which enable merchants to use a card reader attached to a mobile device or to scan cards and checks using the mobile device’s embedded camera, and the Beacon device, which will enable customers that enable the capability on their mobile phones to pay hands-free. PayPal continues to build and improve its suite of in-store products and services, which have been rolled out to certain retailers in the U.S. and Europe. As PayPal continues to expand its product and service offerings at the retail point of sale, we will face additional risks, including:

•
increased expectations from offline retailers regarding the reliability and availability of its systems and services and correspondingly lower amounts of downtime, which PayPal may not be able to meet;

•
increased targeting by fraudsters, and given that our fraud models are less developed in this area, we may experience increases in fraud and associated transaction losses as we adjust to fraudulent activity at the point of sale:

•
exposure to product liability claims, resulting from hardware products (e.g., our PayPal Here and Beacon devices) produced for use at the retail point of sale, which could result in substantial liability and require product recalls or other actions;

•	exposure to new or additional laws and regulations (e.g., export control regulations related to the shipment of the PayPal Here and Beacon devices across national borders);

•
increased reliance on third parties involved with processing in-store payments, including independent software providers, electronic point of sale providers, hardware providers, such as cash register and pin-pad providers, payment processors and banks that enable in store transactions;

•	significant competition at the retail point of sale; and

•	lower profit margins than PayPal’s other payment solutions.

Unless we are able to successfully manage these risks, including driving adoption of, and significant volume through, our retail point of sale solutions over time, our business may suffer.

Changes in PayPal’s funding mix could adversely affect PayPal’s results.

PayPal pays significant transaction fees when customers fund payment transactions using credit cards, lower fees when customers fund payments with debit cards, nominal fees when customers fund payment transactions by electronic transfer of funds from bank accounts and no fees when customers fund payment transactions from an existing PayPal account balance or through the Bill Me Later service. Customers fund a significant portion of PayPal’s payment volume using credit and debit cards, and PayPal’s financial success is highly sensitive to changes in the rate at which its customers fund payments using credit and debit cards. Customers may prefer funding payment transactions using credit cards or debit cards rather than bank account transfers for a number of reasons, including the ability to dispute and reverse charges directly with their payment card provider if merchandise is not delivered or is not as described, the ability to earn frequent flier miles, cash rebates or other incentives offered by payment card issuers, the ability to defer payment or a reluctance to provide bank account information to PayPal. In addition, some of PayPal’s offerings, including the ability for buyers to make a limited number of “guest” payments without opening a PayPal account, have a higher rate of payment card funding than PayPal’s basic product offering. Further, some of PayPal’s plans to lower its funding costs, including both the Bill Me Later credit products and service and the ability for buyers to defer payment for a short period of time on some transactions, may increase the risk to PayPal of nonpayment by buyers. If we experience an increase in fees associated with our funding mix or in losses associated with nonpayment by buyers, our business and financial results could suffer.

PayPal’s failure to manage customer funds properly could harm its business.

PayPal’s ability to manage and account accurately for customer funds requires a high level of internal controls. In some of the markets that PayPal serves and currencies that PayPal offers, PayPal has a limited operating history and limited experience in managing these internal controls. As PayPal’s business continues to grow, it must continue to strengthen its internal controls accordingly. PayPal’s success requires significant public confidence in its ability to handle large and growing transaction volumes and amounts of customer funds. Any failure to maintain necessary controls or to manage customer funds accurately could severely diminish customer use of PayPal’s products and/or result in penalties and fines, which could have an adverse effect on our business and financial results.

Systems failures and resulting interruptions in the availability of our websites, applications, products or services could harm our business.

We have experienced system failures from time to time, and any interruption in the availability of our websites, applications, products or services will reduce our current revenues and profits, could harm our future revenues and profits and could subject us to regulatory scrutiny. Our eBay.com website has been interrupted for periods of up to 22 hours. In August 2013, technical issues affected several of our websites resulting in intermittent outages over a period of just over six hours, and in April 2012, technical systems issues resulted in eBay.com users being unable to checkout on our sites for a period of several hours. Our PayPal website has suffered intermittent unavailability for periods as long as five days, including unavailability for approximately three hours affecting payments primarily on our ebay.co.uk site in May 2011. Other of our websites (e.g., StubHub and others), as well as websites of Enterprise clients and hosted services offered by our Enterprise business, have experienced intermittent unavailability from time to time. Any unscheduled interruption in our services results in an immediate, and possibly substantial, loss of revenues, as well as potential service credits or other payments by our Enterprise business to its clients. Frequent or persistent interruptions in our services could cause current or potential users to believe that our systems are unreliable, leading them to switch to our competitors or to avoid our sites, and could permanently harm our reputation and brands. Reliability is particularly critical for PayPal, which faces increased expectations on the part of users and merchants regarding the full-time availability of PayPal’s services as it seeks to expand its Merchant Services business and gain acceptance of its retail point of sale solutions. Because PayPal is a regulated financial institution, frequent or persistent site interruptions could lead to significant fines and penalties, or mandatory and costly changes to PayPal’s business practices, and ultimately could cause PayPal to lose existing licenses it needs to operate or prevent it from obtaining additional licenses that it needs to expand. Finally, because many of our customers may use our products for critical transactions, any system failures could result in damage to our customers and their businesses. These customers could seek significant compensation from us for their losses. Even if unsuccessful, this type of claim likely would be time-consuming and costly for us to address.

Although our systems have been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences, they remain vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, power loss, telecommunication failures, terrorist attacks, cyber-attacks, computer viruses, computer denial-of-service attacks, human error, hardware or software defects or malfunctions (including defects or malfunctions of components of our systems that are supplied by third-party service providers), and similar events or disruptions. Some of our systems, including our Shopping.com websites and the systems related to the Bill Me Later business, are not fully redundant, and our disaster recovery planning may not be sufficient for all eventualities. Our systems are also subject to break-ins, sabotage, and intentional acts of vandalism. Despite any precautions we may take, the occurrence of a natural disaster, a decision by any of our third-party hosting providers to close a facility we use without adequate notice for financial or other reasons or other unanticipated problems at our hosting facilities could cause system interruptions and delays, and result in loss of critical data and lengthy interruptions in our services. We do not carry business interruption insurance sufficient to compensate us for losses that may result from interruptions in our service as a result of system failures.

If we are unable to cost-effectively upgrade and expand our websites, services and platforms, our business would suffer.

We must constantly add new hardware, update software and add new engineering personnel to accommodate the increased use of our websites and platforms, and the new products and features we regularly introduce. As our PayPal business continues to grow and expand both in terms of geographies and product offerings (e.g., PayPal’s retail point of sale solutions), we are focused on updating our PayPal platform to provide increased scale, improved performance and additional built-in functionality addressing regulatory compliance matters (e.g., anti-money laundering and terrorist financing). This upgrade process, driven in part by the increased competitive pressure that our businesses face, is expensive and time-consuming, and the increased complexity of our websites and the need to support multiple platforms as our portfolio of brands grows increases the cost of additional enhancements. Failure to upgrade our technology, features, transaction processing systems, security infrastructure or network infrastructure in a timely and cost-effective manner to accommodate increased traffic or transaction volume or changes to our site functionality could result in adverse consequences, including unanticipated system disruptions, slower response times, degradation in levels of customer support, impaired quality of users’ experiences of our services, impaired quality of services for third-party application developers using our externally accessible application programming interfaces and delays in reporting accurate financial information, and could result in customer dissatisfaction and the loss of existing users on our websites. We may be unable to effectively upgrade and expand our systems in a timely manner or smoothly integrate any newly developed or purchased technologies or businesses with our existing systems, and any failure to do so could result in problems on our websites. Further, steps to increase the reliability and redundancy of our systems are expensive, could reduce our margins and may not be successful in reducing the frequency or duration of unscheduled downtime.

There are many risks associated with our international operations.

Our international expansion has been rapid and our international business, especially in Germany, the U.K. and Korea, has also become critical to our revenues and profits. Net revenues outside the U.S. accounted for approximately 52% and 53% of our net revenues for the year ended December 31, 2013 and the three months ended March 31, 2014, respectively.

Expansion into international markets, such as our entry into Turkey in May 2011 upon the completion of our acquisition of additional shares in GittiGidiyor, and Marketplaces’ and PayPal’s entry into emerging markets, is an increasing focus of our business. Geographical expansion requires significant management attention and resources and requires us to localize our services to conform to local cultures, laws, regulations, standards, policies and practices. The commercial, financial, Internet and transportation infrastructure in developing countries may make it more difficult for us to replicate our business models. Some of these developing countries may have legal regimes in which the application of laws and regulations in the online or mobile context is subject to greater uncertainty, as well as a higher incidence of corruption and fraudulent or unethical business practices, than countries in which we are historically accustomed to operating. In many countries, we compete with local companies that understand the local market better than we do, and we may not benefit from first-to-market advantages. We may not be successful in expanding into particular international markets or in generating revenues from foreign operations. For example, in 2002 we withdrew our eBay marketplace offering from the Japanese market. In 2007, we contributed our business in China to a joint venture with a local Chinese company; we terminated this joint venture in 2012. Even if we are successful in developing new markets, we often expect the costs of operating new sites to exceed our net revenues from those sites for at least 12 months in most countries.

As we continue to expand our businesses internationally, including through acquisitions and joint ventures, we are increasingly subject to risks of doing business internationally, including the following:

•	strong local competitors;

•
legal and regulatory requirements, including regulation of Internet and mobile services, auctioneering, professional selling, distance selling, privacy and data protection, banking and money transmitting and foreign corrupt practices and anti-bribery, that may limit or prevent the offering of our services in some jurisdictions, prevent enforceable agreements between sellers and buyers, prohibit the listing of certain categories of goods, require product or service changes, require special licensure, subject us to criminal sanctions and/or various taxes, penalties or audits or limit the transfer of information between us and our affiliates;

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

•	risks associated with cross-border transactions, including those described under the caption “Any factors that reduce cross-border trade could harm our business,” above;

•	potentially higher incidence of fraud and corruption and higher credit and transaction loss risks;

•	cultural ambivalence towards, or non-acceptance of, trading or payments over the Internet or through mobile devices;

•	laws and business practices that favor local competitors or prohibit or limit foreign ownership of certain businesses;

•	difficulties in integrating with local payment providers, including banks, credit and debit card networks and electronic fund transfer systems;

•	differing levels of retail distribution, shipping and Internet and mobile infrastructures;

•	different employee/employer relationships and labor laws, and the existence of workers’ councils and labor unions;

•	difficulties in staffing and managing foreign operations;

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

•
disturbances in a specific country’s or region’s political, economic or military conditions, including potential sanctions (e.g., recent significant civil, political and economic disturbances in Russia, Ukraine and the Crimean peninsula); and

•	challenges associated with maintaining relationships with local law enforcement and related agencies.

These factors may cause our international costs of doing business to exceed our comparable domestic costs. To the extent that we continue to expand our international operations and a larger portion of our international revenues is denominated in foreign currencies, we are also subject to increased difficulties in collecting accounts receivable and repatriating money without adverse tax consequences, as well as increased risks relating to foreign currency exchange rate fluctuations. The impact of currency exchange rate fluctuations on our business is discussed above in more detail under the caption “We are exposed to fluctuations in foreign currency exchange rates and interest rates.”

Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the Foreign Corrupt Practices Act and U.K. Bribery Act, other local laws prohibiting corrupt payments to governmental officials and antitrust and competition regulations, among others. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us and/or our directors, officers or employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our brands, our international expansion efforts, our ability to attract and retain employees, our business and our operating results.

Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors or agents will not violate our policies.

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

We also maintain facilities and personnel in Ukraine. The current situation in Ukraine and the Crimean peninsula along with the response of the Russian and United States governments to this situation, have the potential to adversely affect our operations in Ukraine. In addition, many of our employees in Ukraine could be required to serve in the military for extended periods of time under emergency circumstances, which could disrupt our Magento business.

Acquisitions, joint ventures and strategic investments could result in operating difficulties, dilution and other harmful consequences.

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

•	the inefficiencies and lack of control that may result if such integration is delayed or not implemented, and unforeseen difficulties and expenditures that may arise as a result;

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

•
declining employee morale and retention issues resulting from changes in, or acceleration of, compensation, or changes in management, reporting relationships, future prospects or the direction of the acquired business;

•	the need to implement controls, procedures and policies appropriate for a larger public company at companies that prior to acquisition may have lacked such controls, procedures and policies;

•
risks associated with our expansion into new international markets and doing business internationally, including those described above under the caption “There are many risks associated with our international operations”;

•	difficulties in entering new markets where we have no or limited direct prior experience or where competitors may have stronger market positions;

•
in the case of acquisitions involving foreign companies or operations, the need to integrate operations across different cultures and languages and to address the particular regulatory, economic, currency and political risks associated with specific countries or regions;

•	in some cases, the need to build or enhance compliance programs and/or systems to comply with likely greater regulatory scrutiny;

•	in some cases, the need to transition operations, users and customers of our existing businesses or the acquired business, as the case may be, onto different platforms;

•
liability for activities of the acquired company before the acquisition, including intellectual property and other litigation claims or disputes, violations of laws, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities;

•	the potential loss of key employees following the acquisition;

•
the acquisition of new customer and employee personal information, which in and of itself may require regulatory approval and or additional controls, policies and procedures and subject us to additional exposure; and

•
for investments in which an investee’s results of operations and financial condition are incorporated into our financial statements and operating metrics, either in full or in part, the dependence on the investee’s accounting, financial reporting, operating metrics and similar systems, controls and processes.

It may take us longer than expected to fully realize the anticipated benefits, such as increased revenue and volume, and enhanced efficiencies, of any or all of our acquisitions, and those benefits and/or enhanced efficiencies may ultimately be smaller than anticipated or may not be realized at all, which could adversely affect our business and operating results. Future acquisitions may also require us to issue additional equity securities, spend our cash or incur debt (and increased interest expense), liabilities and amortization expenses related to intangible assets or write-offs of goodwill, which could adversely affect our financial results, results of operations and dilute the economic and voting rights of our stockholders.

In addition, we have made certain investments, including through joint ventures, in which we have a minority equity interest and/or lack management and operational control. The controlling joint venture partner in a joint venture investment may have business interests, strategies or goals that are inconsistent with ours, and business decisions or other actions or omissions of the controlling joint venture partner or the joint venture company may result in harm to our reputation or adversely affect the value of our investment in the joint venture. In addition, our strategic investments may expose us to additional risks. For example, we have a minority interest in Intershop Communications AG, an entity governed by German law, which could subject us to liability for certain disadvantages to Intershop if we were deemed to be in control of Intershop under German law. We have also been sued by craigslist, which has alleged that we improperly misused confidential information from craigslist that we received as a minority investor. The complaint alleges breach of contract, breach of fiduciary duty, fraud, unfair competition and false advertising and seeks compensatory and punitive damages, rescission and other relief. Any circumstances, which may be out of our control, that adversely affect the value of our investments, or cost resulting from regulatory action or lawsuits in connection with our investments, could harm our business or negatively impact our financial results.

Our Enterprise business exposes us to additional risks.

Our Enterprise business (which consists of GSI Commerce, Inc. (GSI Commerce), which we acquired in June 2011), faces certain risks and challenges not shared by our other businesses, including those described under the caption “Changes in regulations, regulatory scrutiny or user concerns regarding privacy and protection of user data could adversely affect our business.”

Competition for Enterprise’s existing and potential clients is intense, and our Enterprise business may not be able to add new clients or keep existing clients on favorable terms, or at all. For example, a change in the management of an Enterprise client could adversely affect our relationship with that client. In addition, many of Enterprise’s client contracts contain service level commitments. If our Enterprise business is unable to meet these commitments, its relationships with its clients could be damaged, and client rights to terminate their contracts with our Enterprise business and/or financial penalty provisions payable by our Enterprise business may be triggered. If any existing Enterprise clients (in particular, the large merchants and brands that our Enterprise business serves) were to exit the business we provide services to, be acquired, declare bankruptcy, suffer other financial difficulties, fail to pay amounts owed to our Enterprise business and/or terminate or modify their relationships with our Enterprise business in an unfavorable manner, our Enterprise business could be adversely affected.

A portion of Enterprise’s net transaction revenue is derived from the value of ecommerce transactions that flow through its suite of commerce technologies. Accordingly, growth in Enterprise’s net transaction revenue depends upon the continued growth of the online businesses of its clients. Our Enterprise business may be substantially impacted by any adverse conditions in the offline businesses of an Enterprise client that negatively impact that client’s online businesses. Any impairment of the offline business of Enterprise clients, whether due to financial difficulties, impairment of client brands, reduction in marketing efforts, reduction in the number of client retail stores or otherwise, could negatively affect consumer traffic and sales through Enterprise clients’ websites, which would result in lower revenues generated by our Enterprise business. Our Enterprise business also relies on its clients’ ability to accurately forecast product demand and select and buy the inventory for their corresponding online businesses. Under such arrangements, the client establishes product prices and pays our Enterprise business fees based either on a fixed or variable percentage of revenues, or on the activity performed. As a result, if Enterprise clients fail to accurately forecast product demand or optimize or maintain access to inventory, the client’s ecommerce business (and, in turn, our Enterprise fees) could be adversely affected.

Our Enterprise business holds some inventory on behalf of its clients. If our Enterprise business is unable to effectively manage and handle this inventory, this may result in unexpected costs that could adversely affect our Enterprise business. Any theft of such inventory, or damage or interruption to such inventory, including as a result of earthquakes, hurricanes, floods, fire, power loss, labor disputes, terrorist attacks and similar events and disruptions, could result in losses related to such inventory and disruptions to the businesses of Enterprise clients, which could in turn adversely affect our Enterprise business. While we have insurance coverage to protect against such losses, the coverage may be inadequate to cover all losses.

Our Enterprise business processes personal information on behalf of its clients. The personal information of customers of certain websites operated by Enterprise clients may be regulated under the Gramm-Leach-Bliley Act, the Health Insurance Portability and Accountability Act, the Children’s Online Privacy Protection Act or other privacy laws and regulations. In some cases, Enterprise’s use or disclosure of that information may be restricted by contractual terms, laws and regulations, and any misuse or unpermitted disclosure of that information could negatively impact our Enterprise business and its clients.

 Our Enterprise business utilizes email marketing to drive consumer traffic to the websites operated by some of its clients. Email could become a less effective means of communicating with and marketing to consumers for a variety of reasons, including: problems with technology that make Enterprise’s email communications more difficult to deliver and for consumers to read (e.g., the inability of mobile devices to adequately display email); consumers may disregard marketing emails due to the large volume of such emails they receive; the inability of filters to effectively screen for unwanted emails, resulting in increased levels of junk mail, or “SPAM,” which may overwhelm consumers’ email accounts; increased use of social networking sites, which may result in decreased use of email as a primary means of communication; continued security concerns regarding Internet usage in general from viruses, worms or similar problems; and increased governmental regulation or restrictive policies adopted by Internet service providers that make it more difficult or costly to utilize email for marketing communications. If any of our Enterprise entities were to end up on SPAM lists or lists of entities that have been involved in sending unwanted, unsolicited emails, their ability to contact customers through email could be significantly restricted. If any of the foregoing were to occur, the demand for Enterprise email marketing solutions could decrease and our Enterprise business could be harmed. Our Enterprise business also utilizes mobile messaging as a means of communicating with consumers, which carries risks similar to those described above for email marketing.

Our Enterprise business has relationships with search engines, comparison shopping sites, affiliate marketers, online advertising networks and other websites to provide content, advertising banners and other links to its clients’ ecommerce businesses and our Enterprise business relies on these relationships as significant sources of traffic to its clients’ ecommerce businesses. If we are unable to maintain these relationships or enter into new relationships on acceptable terms, our ability to attract new customers could be harmed.

eBay and our Enterprise business are party to certain acquisition agreements relating to entities purchased by GSI Commerce prior to our acquisition of GSI Commerce, and which relate to businesses owned by the entities that we have divested. Kynetic LLC (Kynetic) has agreed to indemnify our Enterprise business for certain liabilities incurred by GSI Commerce under these acquisition agreements including those involved in a dispute which is currently in trial between RueLaLa shareholders, eBay, our Enterprise business and Kynetic. If such liabilities were realized and were not covered by the indemnification provisions or Kynetic was not able or willing to meet its indemnification obligations, our Enterprise business would be liable for them and its business could be harmed.

Our tickets business is subject to regulatory, competitive and other risks that could harm this business.

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

Regulatory agencies or courts may claim or hold that we are responsible for ensuring that our users comply with these laws and regulations or that we or our users are either subject to licensure or prohibited from reselling event tickets in their jurisdictions. In October 2007, two plaintiffs filed a purported class action lawsuit in North Carolina Superior Court alleging that StubHub sold (and facilitated and participated in the sale) of concert tickets to plaintiffs with the knowledge that the tickets were resold in violation of North Carolina’s maximum ticket resale price law (which has been subsequently amended). In February 2011, the trial court granted plaintiffs’ motion for summary judgment, concluding that immunity under the Communications Decency Act did not apply. The trial court further held that StubHub violated the North Carolina unfair and deceptive trade practices statute as it pertained to the two named plaintiffs, and certified its decision for immediate appeal to the North Carolina Court of Appeals. In February 2012, the North Carolina Court of Appeals overturned the lower court’s decision, and the Court of Appeals’ decision is now final. However, similar actions are expected in other states and other jurisdictions, such as Ontario. Laws and regulations governing the resale of event tickets outside the U.S. (for example, in Europe) may be more restrictive, and carry harsher penalties and fines, than corresponding U.S. laws and regulations. For example, France passed a law in 2012 prohibiting the habitual resale of event tickets without permission from the event organizer and Belgium passed a similar law in 2013 prohibiting habitual sale and subjecting occasional resale to a price cap. Restrictions on ticket resale are also under consideration by the Dutch Parliament and various state governments in Australia. In addition, the unauthorized resale of football (soccer) tickets is illegal in the U.K., where a StubHub site was launched in 2011. While we have secured a number of commercial partnerships in the UK in order to enable our customers to buy and sell football (soccer) tickets, if we are unable to maintain these partnerships or develop new partnerships on acceptable terms, our tickets business would suffer.

Some event organizers and professional sports teams have expressed concern about the resale of their event tickets on our sites. Lawsuits alleging a variety of causes of actions have in the past, and may in the future, be filed against StubHub and eBay by venue owners, competitors, ticket buyers and unsuccessful ticket buyers. Such lawsuits could result in damage awards, could require us to change our business practices in ways that may be harmful to our business or could otherwise negatively affect our tickets business.

Our tickets business is subject to seasonal fluctuations and the general economic and business conditions that impact the sporting events and live entertainment industries. The economic downturn resulted in a decrease in ticket prices sold on our sites and negatively impacted revenue and profits. In addition, a work stoppage, strike or lockout by a professional sports league (for example, the National Hockey League lockout that ended in January 2013) that results in the cancellation of all or a portion of the games in a league’s season would harm our tickets business. In addition, a portion of the tickets inventory sold by sellers on the StubHub website is processed by StubHub in digital form. Systems failures, security breaches, including data breaches due to employee error, theft or other disruptions that result in the loss of such sellers’ tickets inventory could materially harm our tickets business.

Our tickets business also faces significant competition from a number of sources, including ticketing service companies (such as Live Nation Entertainment/Ticketmaster, Comcast-Spectacor and Tickets.com), event organizers (such as professional sports teams and leagues), ticket brokers and online and offline ticket resellers, such as TicketsNow (which is owned by Live Nation Entertainment), VividSeats and RazorGator. In addition, some ticketing service companies and event organizers have begun to issue event tickets through various forms of electronic ticketing systems that are designed to restrict or prohibit the free transferability (and by extension, the free resale) of such event tickets either to favor their own resale affiliates or to discourage resale. In addition, some professional sports teams and industry partners have imposed resale conditions limiting or prohibiting the resale of sporting event tickets. Similarly, some professional sports teams have begun to introduce measures that may have the effect of discouraging season ticket holders from listing their tickets for sale through third party platforms (such as the StubHub website) that compete with the teams’ own or preferred secondary ticketing services. Such measures include making PDF versions of tickets available only for a limited period of time, and imposing fees on season ticket holders to obtain PDF versions of their tickets. PDF versions of tickets are one of the most popular formats for ticket listings on the StubHub website. As a result, to the extent that such measures result in our customers’ inability or unwillingness to list tickets for sale on the StubHub website, our tickets business would be harmed.

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

Our StubHub business receives funds directly from buyers for tickets purchased from sellers, and subsequently pays the sellers upon shipment of the tickets. Intermediation of transactions between buyers and sellers could potentially subject StubHub to licensure requirements, laws and regulatory oversight in certain jurisdictions, which may harm our tickets business.

We depend on key personnel.

Our future performance depends substantially on the continued services of our senior management and other key personnel, including key engineering and product development personnel, and our ability to attract, retain and motivate key personnel. Competition for key personnel is intense, especially in the Silicon Valley where our corporate headquarters are located, and we may be unable to successfully attract, integrate or retain sufficiently qualified key personnel. In making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the equity awards they would receive in connection with their employment. Fluctuations in our stock price may make it more difficult to attract, retain and motivate employees. In addition, we do not have long-term employment agreements with any of our key personnel and do not maintain any “key person” life insurance policies. Further, some members of our senior management team have fully vested the majority of their in-the-money equity incentives. The loss of the services of any of our senior management or other key personnel, or our inability to attract key personnel, could harm our business.

Problems with or price increases by third parties who provide services to us or to our users could harm our business.

A number of parties provide services to us or to our users that benefit us. Such services include seller tools that automate and manage listings, merchant tools that manage listings and interface with inventory management software, storefronts that help our users list items, caching services that make our sites load faster and shipping providers that deliver goods sold on our platform, among others. In some cases we have contractual agreements with these companies that give us a direct financial interest in their success, while in other cases we have none. PayPal is dependent on the processing companies and banks that link PayPal to the payment card and bank clearing networks to process transactions. As described under the caption “Changes to payment card networks or bank fees, rules or practices could harm our Payments business,” PayPal is subject to, among other things, increases in interchange fees and assessments that payment card networks such as Visa and MasterCard charge for each transaction using one of their cards (which PayPal’s payment card processors have the right to pass on to PayPal), as well as changes in payment card network operating rules, including special operating rules for Internet payment services (with which PayPal is required by its payment card processors to comply). Similarly, Bill Me Later relies on unaffiliated lenders in providing the Bill Me Later service and also relies heavily on third parties to operate its services, including merchant processors and payment gateways to process transactions. In addition, our Enterprise business utilizes unaffiliated payment processing companies to process transactions on the websites operated by Enterprise clients, third parties to provide underlying components of its ecommerce platform, third party carriers to ship packages to customers of Enterprise clients and third parties in its operations business to perform services during peak order volume periods. Financial or regulatory issues, labor issues (e.g., strikes, lockouts or work stoppages) or other problems that prevent these companies from providing services to us or our users could reduce the number of listings on our sites, make it more difficult for users to complete transactions on our websites and mobile platforms or adversely affect Enterprise’s ability to timely fulfill and ship products sold on the websites operated by its clients, which would harm our business.

Price increases by, or service terminations, disruptions or interruptions at, companies that provide services to our users and clients (such as postal and delivery services, as well as our global shipping platform intended to facilitate cross-border transactions between buyers and sellers) could also reduce the number of listings on our websites or make it more difficult for our sellers to complete transactions or for us to timely fulfill and ship products sold on the websites operated by Enterprise clients, thereby harming our business. Some third parties who provide services to us may have or gain market power and be able to increase their prices to us without competitive constraint. In addition, the U.S. Postal Service, which is facing ongoing fiscal challenges, has instituted postal rate increases and announced that it is considering closing thousands of local post offices and ending Saturday mail delivery. While we continue to work with global carriers to offer our sellers a variety of shipping options and to enhance our shipping experience, postal rate increases may reduce the competitiveness of certain sellers’ offerings, and postal service changes could require certain sellers to utilize alternatives which could be more expensive or inconvenient, which could in turn decrease the velocity of trade on our site, thereby harming our business. For example, we believe that increases in international postal rates by the U.S. Postal Service may have reduced cross-border trade by U.S. sellers.

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

Customer complaints or negative publicity about our customer support could severely diminish consumer confidence in and use of our services. Breaches of privacy and security, fraud and measures that we sometimes take to combat risks of fraud and breaches of privacy and security have the potential to damage relations with our customers or decrease activity on our websites by making our websites more difficult to use or restricting the activities of certain users. These measures heighten the need for prompt and accurate customer support to resolve irregularities and disputes. Effective customer support requires significant personnel expense, and if not managed properly, this expense could significantly impact our profitability. Failure to manage or train our own or outsourced customer support representatives properly could compromise our ability to handle customer complaints effectively. Negative publicity about, or negative experiences with, customer support for any of our businesses could cause our reputation to suffer or affect consumer confidence in our brands individually or as a whole. Because PayPal is providing a financial service and operating in a more regulated environment, PayPal must provide both telephone and email customer support and resolve certain customer contacts within shorter time frames. As part of PayPal’s program to reduce fraud losses and prevent money laundering and terrorist financing, PayPal may temporarily restrict the ability of customers to withdraw their funds if those funds or the customer’s account activity are identified by PayPal’s risk models as suspicious. PayPal has in the past received negative publicity with respect to its customer support and account restrictions, and has been the subject of purported class action lawsuits and state attorney general inquiries alleging, among other things, failure to resolve account restrictions promptly. In the second quarter of 2010, two putative class-action lawsuits (Devinda Fernando and Vadim Tsigel v. PayPal, Inc.; and Moises Zepeda v. PayPal, Inc.) were filed in the U.S. District Court for the Northern District of California. These lawsuits contain allegations that PayPal improperly held users’ funds or otherwise improperly limited users’ accounts. These lawsuits seek damages as well as changes to PayPal’s practices among other remedies. A determination that there have been violations of laws relating to PayPal’s practices could expose PayPal to significant liability. Any changes to PayPal’s practices resulting from these lawsuits could require PayPal to incur significant costs and to expend product resources, which could delay other planned product launches or improvements and further harm our business. Also, the Consumer Financial Protection Bureau launched a complaints portal on its website that allows customers to file complaints against money transfer service providers, including PayPal and Venmo, and publishes information on such complaints. If PayPal is unable to provide quality customer support operations in a cost-effective manner, PayPal’s users may have negative experiences, PayPal may receive additional negative publicity, its ability to attract new customers may be damaged and it could become subject to additional litigation. As a result, current and future revenues could suffer, losses could be incurred and its operating margins could decrease.

Our industries are intensely competitive.

Across our businesses, the industries in which we compete are characterized by dynamic and rapid technological change, many and different business models and frequent disruption of incumbents by innovative entrants. We often compete across a range of industries with platform businesses such as Apple, Google and Facebook, many of whom are larger than we are, have a dominant and secure position in other industries, and offer other goods and services to consumers and merchants which we do not offer. As online and offline commerce increasingly converge, the pace of change, innovation and disruption is increasing.

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

In addition, our Marketplaces businesses face increased competitive pressure online and offline. In particular, the competitive norm for, and the expected level of service from, ecommerce and mobile commerce has significantly increased, due to, among other factors, improved user experience, greater ease of buying goods, lower (or no) shipping costs, faster shipping times and more favorable return policies. Also, certain platform businesses such as Apple, Google and Facebook, many of whom are larger than we are, have a dominant and secure position in other industries, and offer other goods and services to consumers and merchants which we do not offer. If we are unable to change our products, offerings and services in ways that reflect the changing demands of the ecommerce and mobile commerce marketplaces, particularly the higher growth of sales of fixed-price items and higher expected service levels (some of which depend on services provided by sellers on our platforms) or compete effectively with larger platform businesses, our business will suffer.

Consumers who might use our site to buy goods have a wide variety of alternatives, including the vast majority of traditional department, warehouse, boutique, discount and general merchandise stores (as well as the online and mobile operations of these traditional retailers), online retailers and their related mobile offerings, online and offline classified services and other shopping channels such as offline and online home shopping networks. In the U.S., these include Wal-Mart, Target, Sears, Macy’s, JC Penney, Costco, Office Depot, Staples, OfficeMax, Sam’s Club, Amazon.com (which continues to expand into new geographies and lines of business), Buy.com (owned by Rakuten), Yahoo! Shopping, MSN, QVC and Home Shopping Network, among others. In addition, consumers have a large number of online and offline channels focused on one or more of the categories of products offered on our site.

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

Our classifieds websites, including Den Blå Avis, BilBasen, eBay Classifieds (including eBay Anuncios, eBay Kleinanzeigen and eBay Annunci), Gumtree, Kijiji, LoQUo, Marktplaats.nl, mobile.de and alaMaula, offer classifieds listings in the U.S. and a variety of local international markets. In many markets in which they operate, including in the

U.S., our classified platforms compete for customers and for advertisers against more established online and offline classifieds platforms.

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

Consumers and merchants who might use our sites to sell goods also have many alternatives, including general ecommerce sites such as Amazon, and more specialized sites, such as Etsy. Our international sites also compete for sellers with general ecommerce sites such as: Amazon, Rakuten.de, Quelle and Otto in Germany; Leboncoin.fr and PriceMinister (owned by Rakuten) in France; Taobao Marketplace and Taobao Mall in China; Tradus (owned by Naspers) in Poland; Yahoo-Kimo in Taiwan; Lotte, Naver and 11th Street in South Korea; Trading Post and Quicksales in Australia; and Amazon and Play.com (owned by Rakuten) in the United Kingdom and other countries; and Alibaba and AliExpress (owned by Alibaba) in Russia, Brazil and certain less developed markets. Our sellers may choose to sell their goods through other channels, such as classifieds sites. Consumers and merchants also can create and sell through their own sites, and may choose to purchase online advertising instead of using our services. In some countries, there are online sites that have larger customer bases and greater brand recognition than we do, as well as competitors that may have a better understanding of local culture and commerce than we do. As our businesses in developing countries grow, we increasingly may compete with domestic competitors that have advantages we do not possess, such as a greater ability to operate under local regulatory authorities.

The principal competitive factors for Marketplaces include the following:

•	ability to attract, retain and engage buyers and sellers;

•	volume of transactions and price and selection of goods;

•	trust in the seller and the transaction;

•	customer service; and

•	brand recognition.

With respect to our online and mobile competition, additional competitive factors include:

•	community cohesion, interaction and size;

•	website or mobile platform and application ease-of-use and accessibility;

•	user engagement;

•	system reliability;

•	reliability of delivery and payment, including customer preference for fast delivery and free shipping and returns;

•	level of service fees; and

•	quality of search tools.

We may be unable to compete successfully against current and future competitors. Some current and potential competitors have longer operating histories, larger customer bases and greater brand recognition in other business and Internet sectors than we do. Other ecommerce sites may be acquired by, receive investments from or enter into other commercial relationships with well-established and well-financed companies. As a result, some of our competitors with other revenue sources may be able to devote more resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote more resources to website, mobile platforms and applications and systems development than we can. Some of our competitors may offer or continue to offer faster and/or free shipping, favorable return policies or other transaction-related services which improve the user experience on their sites and which could be impractical or inefficient for our sellers to match. Our competitors may be able to innovate faster and more efficiently than we can, and new technologies may further increase the competitive pressures by enabling our competitors to offer more efficient or lower-cost services. Our competitors may be able to use the advantages of brick-and-mortar stores or other sorts of physical presence.

In addition, certain manufacturers may limit or cease distribution of their products through online channels such as eBay. Manufacturers may attempt to use existing or future government regulation to prohibit or limit ecommerce in certain categories of goods or services. Manufacturers may also attempt to enforce minimum resale price maintenance or minimum advertised price arrangements to prevent distributors from selling on our websites or on the Internet generally, or at prices that would make our website attractive relative to other alternatives. For example, in June 2012, Adidas Group announced that it intends to restrict its dealers, on a global basis, from listing and selling Adidas and Reebok products on sites, including eBay.com, and Nike Inc. and ASICS Corp. have taken steps to similarly restrict Internet sales of their products on platform sites such as eBay.com. The adoption by manufacturers of policies, or the adoption of new laws or regulations or interpretations of existing laws or regulations by government authorities, in each case discouraging or restricting the sales of goods or services over the Internet, could force our users to stop selling certain products on our websites. Increased competition or anti-Internet distribution policies or regulations may result in reduced operating margins, loss of market share and diminished value of our brands. As we respond to changes in the competitive environment, we may, from time to time, make pricing, service or marketing decisions or acquisitions that may be controversial with and lead to dissatisfaction among some of our sellers, which could reduce activity on our websites and harm our profitability.

Although we receive Internet traffic from several large online services and search engine providers, these arrangements may not continue on favorable terms or these companies may decide to promote competitive services. In any event, such arrangements may not result in increased usage of our sites. In addition, companies that control user access to transactions through network access, Internet browsers, mobile networks, mobile operating systems or search engines could promote our competitors, channel current or potential users to their vertically integrated electronic commerce sites or their advertisers’ sites, attempt to restrict access to our sites or charge us substantial fees for inclusion. For example, Google increasingly may steer its users to its own sites, adversely affecting traffic to our sites. Search engines increasingly are becoming a starting point for online shopping, and as the costs of operating an online store continue to decline, online sellers may increasingly sell goods through multiple channels, which could reduce the number and value of transactions these sellers conduct through our sites.

PayPal

The markets for PayPal’s products and services are intensely competitive and are subject to rapid technological change, including but not limited to: mobile payments, electronic funds transfer networks allowing Internet access, cross-border access to payment networks, creation of new payment networks and new technologies for enabling merchants, both online and offline, to process payments more simply. PayPal faces competition and potential competition from existing online, mobile and offline payment methods, including, among others:

•	providers of traditional payment methods, particularly credit and debit cards, checks, money orders and Automated Clearing House transactions (these providers are primarily well-established banks);

•
providers of “digital wallets” which offer customers the ability to pay online or on mobile devices through a variety of payment methods, including Visa’s V.me, MasterCard’s MasterPass, American Express’s Serve, Google Wallet and the Merchant Customer Exchange (MCX) initiative supported by Walmart, Target and other major U.S. retailers;

•
payment-card processors that offer their services to merchants, including Chase Paymentech, First Data, Bank of America Merchant Services, Elavon, Vantiv, WorldPay, Barclays Merchant Services, Global Payments, Inc., Stripe and Balanced, and payment gateways, including CyberSource and Authorize.net (both owned by Visa), SimplifyCommerce by MasterCard and First Data;

•
Amazon Payments, which offers merchants the ability to accept payment card- and bank-funded payments from Amazon’s base of online and mobile customers on the merchant’s own website. Amazon has recently launched a new payment service for online merchants under the name Log in and Pay with Amazon;

•
providers of mobile payments, including ISIS in the U.S., Buyster in France, Mpass in Germany, Weve and Paym in the U.K., Boku and Crandy, many of which are owned by or supported by major mobile carriers; and

•
providers of card readers for mobile devices and of other new Point of Sale and multi-channel technologies, including Square (which has also begun to offer a marketplace service to sellers), Chase Paymentech, Bank of America, AT&T (in association with Vantiv), Capital One, Shopify, iZettle, WorldPay, Payleven, Groupon, SumUp and others.

PayPal also faces competition and potential competition from:

•	money remitters such as MoneyGram, Western Union, Global Payments, Inc., Xoom and Euronet;

•	bill payment services, including CheckFree, a subsidiary of Fiserv;

•
services that provide online merchants the ability to offer their customers the option of paying for purchases from their bank account or paying on credit, including Western Union’s WU Pay, Dwolla, Acculynk, TeleCheck (a subsidiary of First Data), iDEAL in the Netherlands, Klarna in several European countries, Sofortuberweisung (which recently has agreed to merge with Klarna) in Germany, PayLib in France and the MyBank pan-European initiative;

•	issuers of stored value targeted at online payments, including NetSpend, Green Dot, PayNearMe, UKash and Qiwi in Russia;

•	other international online payment-services providers such as AliPay, the PayU group of companies (owned by Naspers), PagSeguro and Bcash (owned by Naspers);

•	other providers of online account-based payments, such as Skrill, ClickandBuy (owned by Deutsche Telekom), Barclays Pingit in the U.K., Kwixo in France and Paymate and Visa PayClick in Australia;

•	payment services targeting users of social networks and online gaming, often through billing to the consumer’s mobile phone account, including PlaySpan (owned by Visa), Boku, Bango and Payfone;

•
payment services enabling banks to offer their online banking customers the ability to send and receive payments through their bank account, including PopMoney from Fiserv, which has a collaboration agreement with Visa, and ClearXchange (a joint venture among Wells Fargo, Bank of America and JP Morgan Chase);

online shopping services that provide special offers linked to a specific payment provider, such as Visa’s RightCliq, MasterCard MarketPlace, TrialPay and Tapjoy;

•	services such as Coinbase and Bitpay that help merchants accept and manage virtual currencies such as Bitcoin; and

•	cash.

Some of these competitors have longer operating histories, significantly greater financial, technical, marketing, customer service and other resources, greater brand recognition or a larger base of customers than PayPal, and may be also be able to leverage other affiliated businesses for competitive advantage or to attempt to prohibit or prevent competition from PayPal. PayPal’s competitors may be able to innovate and respond to new or emerging technologies and changes in customer requirements faster and more effectively than PayPal. Some of these competitors may also be subject to less burdensome licensing, anti-money laundering, counter-terrorist financing and other regulatory requirements than PayPal, which is subject to additional regulations based on, among other factors, its licensure as a bank in Luxembourg. They may devote greater resources to the development, promotion and sale of products and services than PayPal, and they may offer lower prices. For example, Google previously has offered free payments processing on transactions in amounts proportionate to certain advertising spending with Google. We also expect new entrants to offer competitive products and services. In addition, some merchants provide such services to themselves. Competing services tied to established banks and other financial institutions may offer greater liquidity and engender greater consumer confidence in the safety and efficacy of their services than PayPal. In addition, in certain countries, such as Germany, Netherlands and Australia, electronic funds transfer is a leading method of payment for both online and offline transactions. In the U.K., the Payments Council has announced that mobile payments between bank accounts will be broadly available beginning in 2014. As in the U.S., established banks and other financial institutions that do not currently offer online payments could quickly and easily develop such a service.

The principal competitive factors for PayPal include the following:

•	ability to attract, retain and engage both buyers and sellers with relatively low marketing expense;

•	ability to show that sellers will achieve incremental sales by offering PayPal;

•	security of transactions and the ability for buyers to use PayPal without sharing their financial information with the seller;

•	low fees and simplicity of fee structure;

•	ability to develop services across multiple commerce channels, including mobile payments and payments at the retail point of sale;

•	trust in PayPal’s dispute resolution and buyer and seller protection programs;

•	customer service; and

•	brand recognition.

With respect to our online and mobile competition, additional competitive factors include:

•	website and mobile platform and application onboarding, ease-of-use and accessibility;

•	system reliability;

•	data security;

•	ease and quality of integration into third-party mobile applications; and

•	quality of developer tools such as our application programming interfaces and software development kits.

 Some of PayPal’s competitors, such as Wells Fargo, First Data and American Express, also provide processing services to PayPal. If PayPal were to seek to expand the financial products that it offers, either alone or through a commercial alliance or an acquisition, these processing relationships could be negatively affected, or these competitors and other processors could make it more difficult for PayPal to deliver its services.

Enterprise

Our Enterprise business provides our suite of commerce technologies, omnichannel operations capabilities and marketing solutions that enable companies to operate and integrate their ecommerce offering into their omnichannel business. The market for such products and services is continuously evolving and intensely competitive. Many of our prospective clients evaluate managing all or some aspects of an omnichannel business with internal resources. As a result, we often compete with in-house solutions promoted and supported by internal information technology staffs, marketing departments, merchandising groups and other internal corporate constituencies as well as with external technology and interactive marketing service providers that supply one or more components that allow prospective clients to develop and operate their omnichannel business in-house. This group of providers may include the prospective client itself and companies that offer: Web platforms (e.g., Art Technology Group (owned by Oracle), IBM, Amazon, Demandware, MarketLive and Microsoft); customer care/call center services (e.g., West Communications, Amazon, Sykes Enterprises and Convergys); fulfillment and logistics (e.g., PFS Web, Amazon, Innotrac, DHL and UPS); and systems integrators and technology providers (e.g., Accenture, EDS, Sapient, Infosys, Oracle and IBM); email management and data aggregation (e.g., Experian, Harte-Hanks and Epsilon); online marketing and design services (digital marketing services agencies such as Omnicom Group, WPP Group, Publicis and the Interpublic Group of Companies); and other interactive marketing services (e.g., Google, LinkShare (owned by Rakuten), TradeDoubler, Adobe and ValueClick). Low barriers to entry in the interactive marketing industry could also increase the number of competitors we may face.

We believe that we compete primarily on the basis of the following:

•	offering the choice of a complete integrated solution or a component-based solution;

•	promoting the client’s brand and business, rather than our own;

•	providing scale and operating leverage with an enterprise focus;

•	establishing a commitment to invest in and enhance our platform;

•	aligning our financial interests with those of our clients;

•
offering digital marketing solutions that are integrated with our suite of commerce technologies, which we believe provides a more strategic, cohesive and optimized approach to growing ecommerce businesses; and

•	providing services that utilize proprietary technology to promote stronger customer engagement designed to increase clients’ return on investment.

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

We are subject to scrutiny by various government agencies under U.S. and foreign regulations, including competition laws. Some jurisdictions also provide private rights of action for competitors or consumers to assert claims of anti-competitive conduct. Other companies and government agencies have in the past and may in the future allege that our actions violate the antitrust or competition laws of the U.S., individual states, the European Commission or other countries, or otherwise constitute unfair competition. Contractual agreements with buyers, sellers or other companies could give rise to regulatory action or antitrust litigation. Also, our unilateral business practices could give rise to regulatory action or antitrust litigation. Some regulators, particularly those outside of the U.S., may perceive our business to have so much market power that otherwise uncontroversial business practices could be deemed anticompetitive. For example, in the U.S., we have been sued by a plaintiff representing a putative class of sellers who alleges that we have illegally monopolized a market for online auctions. In Korea, the national competition authority investigated allegations that we have engaged in illegal exclusive conduct and rendered a decision against us in October 2010. Both the main case and a related administrative action were resolved in our favor. The competition authorities in Germany and Australia have conducted investigations (now completed) of various actions taken by our businesses. Such claims and investigations, even if without foundation, typically are very expensive to defend, involve negative publicity and substantial diversion of management time and effort and could result in significant judgments against us or require us to change our business practices.

In several jurisdictions, we have taken actions designed to improve the security of transactions and the quality of the user experience on our websites and mobile platforms. For example, beginning in June 2008, we have required users in the U.K. to offer PayPal as a payment alternative on most transactions on our localized U.K. site, and since October 2008, we have required sellers on eBay.com to accept one or more accepted payment methods (currently PayPal, Bill Me Later, credit or debit cards processed through Internet merchant accounts, ProPay and Skrill (formerly known as Moneybookers)) and no longer allow any forms of paper payment, including checks and money orders, to be listed by sellers in the U.S. for most categories of items. While these initiatives are intended to improve and make safer our users’ buying experience and/or increase activity on our sites, certain users may be negatively affected by or react negatively to these changes, and may allege that we have (and are abusing) market power. We have faced inquiries from government regulators in various jurisdictions related to such actions, such as, in 2008, both the Australian Competition and Consumer Commission and the Reserve Bank of Australia reviewed our policies requiring sellers to offer PayPal as a payment alternative on most transactions on our localized Australian website and precluding sellers from imposing a surcharge or any other fee for accepting PayPal or other payment methods. We may face similar inquiries from other government regulators in the future. Negative reactions to these changes by our users or government authorities could, among other things, force us to change our operating practices in ways that could harm our business, operating results and profitability.

Our business may be adversely affected by factors that cause our users to spend less time on our websites or mobile platforms and applications, including geopolitical events, natural disasters, seasonal factors and increased usage of other websites.

Our users may spend less time on our websites or mobile platforms and applications as a result of a variety of diversions, including:

•	geopolitical events, such as war, the threat of war or terrorist activity;

•	natural disasters, such as hurricanes or earthquakes;

•
increased use of social networking or other entertainment websites or mobile platforms and applications, which may decrease the amount of time users spend on our websites or mobile platforms and applications; and

•
seasonal fluctuations due to a variety of factors, such as decreased activity on our websites caused by the onset of good weather during the summer months and national holidays or increased activity during the holiday season.

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

•
Internal Infrastructure. Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations. To effectively manage the expected growth of our operations and personnel, we will need to continue to improve our operational and financial systems, procedures and controls. This is a special challenge as we acquire new operations with different and incompatible systems. Any capital investments that we may make will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by expense reductions in the short term. Failure to implement these improvements could limit our ability to manage our growth and adversely affect our operating results. Also, we must continue to effectively hire, train and manage new employees. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating new employees or if we are unsuccessful in retaining our existing employees, our business may be harmed.

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

We currently hold a significant amount of our free cash outside of the United States. Such arrangements may have certain tax efficiencies, but they may also place constraints on our possible use of the cash. In the event we determine to repatriate the cash to the United States, or in the event of significant change to tax laws domestically or internationally, we may be subject to significant additional tax liabilities that could negatively impact our results. In that regard, as described under “Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations--Provision for Income Taxes" and-"--Liquidity and Capital Resource Requirements” above, during the first quarter of 2014, we changed our intent with regard to the indefinite reinvestment of unremitted foreign earnings of certain of our foreign subsidiaries for 2013 and prior years and, as a result, accrued deferred taxes of approximately $3.0 billion.

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

As of March 31, 2014, we had approximately $4.0 billion of senior unsecured indebtedness and no indebtedness outstanding under our $2.0 billion commercial paper program, although from time to time we have made substantial borrowings under our commercial paper program and may do so in the future. We also have a $3.0 billion revolving credit facility, under which we maintain $2.0 billion of available borrowing capacity in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they come due. As of March 31, 2014, no borrowings or letters of credit were outstanding under this revolving credit facility and, accordingly, $1.0 billion of borrowing capacity was available for other purposes permitted by this credit facility.

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

However, effective intellectual property protection may not be available in every country in which our products and services are made available, and contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent third parties from infringing or misappropriating our technology or deter independent development of equivalent or superior technologies or other intellectual property rights by others. In addition, trademark, copyright, patent, domain name, trade dress and trade secret protection is very expensive to maintain and may require litigation. We must protect our intellectual property rights and other proprietary rights in an increasing number of jurisdictions, a process that is expensive and time consuming and may not be successful in every jurisdiction. Also, we may not be able to discover or determine the extent of any unauthorized use of our proprietary rights. Furthermore, we have licensed in the past, and expect to license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to others. These licensees may take actions that diminish the value of our proprietary rights or harm our reputation. Any failure to adequately protect or enforce our intellectual property rights, or significant costs incurred in doing so, could materially harm our business.

Our businesses depend on continued and unimpeded access to the Internet by our users, as well as access to mobile networks. Internet service providers and mobile network operators may be able to block, degrade or charge us or our users additional fees for our offerings, which could harm our business.

Our users rely on access to the Internet or mobile networks to use our products and services. In many cases, that access is provided by companies that compete with at least some of our offerings, including incumbent telephone companies, cable companies, mobile communications companies and large Internet service providers. Some of these providers have stated that they may take measures that could degrade, disrupt or increase the cost of customers’ use of our offerings by restricting or prohibiting the use of their infrastructure to support or facilitate our offerings, or by charging increased fees to us or our users to provide our offerings. Mobile network operators or operating system providers could block or place onerous restrictions on our ability to offer our mobile applications in their mobile application stores. Internet service providers or mobile network operators could attempt to charge us each time our customers use our offerings. Worldwide, a number of companies have announced plans to take such actions or are selling products designed to facilitate such actions. The United States Federal Communications Commission (FCC) enacted rules in December 2010 (Preserving the Open Internet Broadband Industry Practices (FCC-10-201)) establishing baseline restrictions that would regulate the ability of Internet access companies to interfere with Internet traffic transported over wired and wireless networks. The new rules were challenged in court and the D.C. Circuit Court of Appeals released a ruling on January 14, 2013, affirming the FCC’s jurisdiction over Internet access services but rejecting aspects of the FCC rules that the court interpreted as applying common carrier-type obligations to Internet broadband providers. Any interference with our offerings or higher charges for access to our offerings, whether paid by us or by our customers, could cause us to lose existing customers, impair our ability to attract new customers and harm our revenue and growth.

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

We own real property, including land and buildings related to our operations. Ownership of this real property subjects us to a number of additional risks, including:

•	the possibility of environmental contamination and the costs associated with fixing any environmental problems;

•	disruptions to our operations resulting from possible natural disasters, interruptions in utilities and similar events;

•	adverse changes in the value of these properties due to interest rate changes, changes in the commercial property markets or other factors;

•	the possible need for structural improvements in order to comply with zoning, seismic, disability law or other requirements; and

•	the possibility of disputes with tenants, neighboring owners or others.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchase activity during the three months ended March 31, 2014 was as follows:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet be Purchased Under the Programs (1)
January, 31, 2014	21,339,960	$55.36	21,339,960	$4,459,524,485
February 28, 2014	11,550,868	$53.29	11,550,868	$3,843,944,416
March 31, 2014	253,996	$54.95	253,996	$3,829,986,326
	33,144,824		33,144,824

(1)
In June 2012, our Board of Directors authorized a stock repurchase program that provided for the repurchase of up to $2 billion of our common stock, with no expiration from the date of authorization. In January 2014, our Board of Directors authorized an additional stock repurchase program that provides for the repurchase of up to an additional $5 billion of our common stock, with no expiration from the date of authorization. The stock repurchase programs are intended to offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, are also used to make opportunistic repurchases of our common stock to reduce outstanding share count.  Any share repurchases under our stock repurchase programs may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives.

Our stock repurchase programs may be limited or terminated at any time without prior notice. The timing and actual number of shares repurchased will depend on a variety of factors, including corporate and regulatory requirements, price and other market conditions and management's determination as to the appropriate use of our cash.

During the three months ended March 31, 2014, we repurchased approximately $1.8 billion of our common stock under our stock repurchase programs at an average price of $54.64 per share. As of March 31, 2014, we had repurchased the full amount of common stock authorized under our June 2012 stock repurchase program and a total of approximately $3.8 billion remained available for further repurchases of our common stock under the January 2014 stock repurchase program.  For further details, please see "Part I, Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Stock Repurchases."

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

eBay Inc.
Principal Executive Officer:

		By:	/s/ John J. Donahoe
John J. Donahoe
President and Chief Executive Officer
Date:	April 30, 2014
Principal Financial Officer:

		By:	/s/ Robert H. Swan
Robert H. Swan
Senior Vice President, Finance and Chief Financial Officer
Date:	April 30, 2014
Principal Accounting Officer:

		By:	/s/ Brian J. Doerger
Brian J. Doerger
Vice President, Chief Accounting Officer
Date:	April 30, 2014

INDEX TO EXHIBITS

Exhibit 12.01	Statement regarding computation of ratio of earnings to fixed charges.
Exhibit 31.01	Certification of Registrant's Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.02	Certification of Registrant's Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.01	Certification of Registrant's Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.02	Certification of Registrant's Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document