Form 10-Q
period 2014-06-30
EBAY INC
filed 2014-07-18
CIK 1065088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 11, 2014, there were 1,241,212,669 shares of the registrant's common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements
eBay Inc.
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2014	December 31, 2013
	(In millions, except par value amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,834	$4,494
Short-term investments	3,535	4,531
Accounts receivable, net	765	899
Loans and interest receivable, net	2,939	2,789
Funds receivable and customer accounts	10,037	9,260
Other current assets	1,268	1,310
Total current assets	22,378	23,283
Long-term investments	6,217	4,971
Property and equipment, net	2,685	2,760
Goodwill	9,367	9,267
Intangible assets, net	714	941
Other assets	279	266
Total assets	$41,640	$41,488
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$1,203	$6
Accounts payable	312	309
Funds payable and amounts due to customers	10,037	9,260
Accrued expenses and other current liabilities	5,693	2,799
Deferred revenue	183	158
Income taxes payable	110	107
Total current liabilities	17,538	12,639
Deferred and other tax liabilities, net	774	841
Long-term debt	4,118	4,117
Other liabilities	240	244
Total liabilities	22,670	17,841
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.001 par value; 3,580 shares authorized; 1,241 and 1,294 shares outstanding	2	2
Additional paid-in capital	13,397	13,031
Treasury stock at cost, 362 and 296 shares	(12,864)	(9,396)
Retained earnings	17,204	18,854
Accumulated other comprehensive income	1,231	1,156
Total stockholders' equity	18,970	23,647
Total liabilities and stockholders' equity	$41,640	$41,488

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions, except per share amounts)
	(Unaudited)
Net revenues	$4,366	$3,877	$8,628	$7,625
Cost of net revenues	1,392	1,211	2,743	2,363
Gross profit	2,974	2,666	5,885	5,262
Operating expenses:
Sales and marketing	914	771	1,719	1,468
Product development	500	451	980	885
General and administrative	461	419	926	827
Provision for transaction and loan losses	232	193	436	368
Amortization of acquired intangible assets	73	82	152	164
Total operating expenses	2,180	1,916	4,213	3,712
Income from operations	794	750	1,672	1,550
Interest and other, net	9	6	4	15
Income before income taxes	803	756	1,676	1,565
Provision for income taxes	(127)	(116)	(3,326)	(248)
Net income (loss)	$676	$640	$(1,650)	$1,317
Net income (loss) per share:
Basic	$0.54	$0.49	$(1.30)	$1.02
Diluted	$0.53	$0.49	$(1.30)	$1.00
Weighted average shares:
Basic	1,258	1,297	1,267	1,296
Diluted	1,267	1,313	1,267	1,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
	(Unaudited)
Net income (loss)	$676	$640	$(1,650)	$1,317
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation gain (loss)	120	36	91	(265)
Unrealized gains (losses) on investments, net	16	76	(81)	216
Tax (expense) benefit on unrealized gains (losses) on investments, net	(10)	(35)	32	(89)
Unrealized gains (losses) on hedging activities, net	22	25	37	111
Tax (expense) benefit on unrealized gains (losses) on hedging activities, net	(1)	—	(4)	(3)
Other comprehensive income (loss), net tax	147	102	75	(30)
Comprehensive income (loss)	$823	$742	$(1,575)	$1,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2014	2013
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(1,650)	$1,317
Adjustments:
Provision for transaction and loan losses	436	368
Depreciation and amortization	755	676
Stock-based compensation	315	272
Deferred income taxes	3,060	347
Changes in assets and liabilities, net of acquisition effects	(248)	(1,032)
Net cash provided by operating activities	2,668	1,948
Cash flows from investing activities:
Purchases of property and equipment	(475)	(652)
Changes in principal loans receivable, net	(232)	(183)
Purchases of investments	(3,641)	(2,024)
Maturities and sales of investments	3,264	1,798
Acquisitions, net of cash acquired	(39)	(15)
Other	(6)	(14)
Net cash used in investing activities	(1,129)	(1,090)
Cash flows from financing activities:
Proceeds from issuance of common stock	154	244
Repurchases of common stock	(3,468)	(942)
Excess tax benefits from stock-based compensation	86	161
Tax withholdings related to net share settlements of restricted stock awards and units	(210)	(226)
Net borrowings under commercial paper program	1,200	—
Funds receivable and customer accounts, net	(777)	(918)
Funds payable and amounts due to customers, net	777	918
Net cash used in financing activities	(2,238)	(763)
Effect of exchange rate changes on cash and cash equivalents	39	(57)
Net increase (decrease) in cash and cash equivalents	(660)	38
Cash and cash equivalents at beginning of period	4,494	6,817
Cash and cash equivalents at end of period	$3,834	$6,855
Supplemental cash flow disclosures:
Cash paid for interest	$49	$49
Cash paid for income taxes	$142	$250

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

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for eBay Inc. beginning January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the impact of adopting this new accounting standard on our financial statements.

In April 2014, the FASB issued new guidance related to reporting discontinued operations. This new standard raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The new standard is effective for fiscal years beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. We are evaluating the impact, if any, of adopting this new accounting standard on our financial statements.

In June 2014, the FASB issued new guidance related to development-stage entities. The new standard removes all incremental financial reporting requirements from GAAP for development-stage entities. The accounting standards update also removes an exception provided to development stage entities in Consolidations for determining whether an entity is a variable interest entity. The new standard is effective for fiscal years beginning after December 15, 2014. The revised consolidation standards are effective one year later, in fiscal years beginning after December 15, 2015. Early adoption is permitted. We are evaluating the impact, if any, of adopting this new accounting guidance on our financial statements.

In June 2014, the FASB issued new guidance related to stock compensation. The new standard requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and can be applied either prospectively or retrospectively to all awards outstanding as of the beginning of the earliest annual period presented as an adjustment to opening retained earnings. Early adoption is permitted. We are evaluating the impact, if any, of adopting this new accounting guidance on our financial statements.

Note 2 — Net Income (loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions, except per share amounts)
Numerator:
Net income (loss)	$676	$640	$(1,650)	$1,317
Denominator:
Weighted average shares of common stock - basic	1,258	1,297	1,267	1,296
Dilutive effect of equity incentive awards	9	16	—	20
Weighted average shares of common stock - diluted	1,267	1,313	1,267	1,316
Net income (loss) per share:
Basic	$0.54	$0.49	$(1.30)	$1.02
Diluted	$0.53	$0.49	$(1.30)	$1.00
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	17	7	54	5

Note 3 — Goodwill and Intangible Assets

Goodwill

The following table presents goodwill balances and adjustments to those balances for each of our reportable segments and corporate investments during the six months ended June 30, 2014:

	December 31, 2013	Goodwill Acquired	Adjustments	June 30, 2014
	(In millions)
Reportable segments:(1)
Marketplaces	$4,861	$23	$59	$4,943
Payments	3,120	—	18	3,138
Enterprise	1,286	—	—	1,286
	$9,267	$23	$77	$9,367

(1)	The above table presents recasted annual segment activity to reflect the move of our Magento platform into our Enterprise segment. Prior to this change, Magento was reported in corporate and other.

The adjustments to goodwill during the six months ended June 30, 2014 were due primarily to foreign currency translation, a post-closing adjustment related to our acquisition of Braintree which closed December 19, 2013 and a change in our reportable segments. Refer to "Note 4 - Segments" for further discussion on the change in our reportable segments.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets

The components of identifiable intangible assets are as follows:

	June 30, 2014				December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
	(In millions, except years)
Intangible assets:
Customer lists and user base	$1,673	$(1,313)	$360	5	$1,653	$(1,213)	$440	5
Marketing related	888	(747)	141	5	780	(677)	103	5
Developed technologies	585	(448)	137	4	554	(401)	153	4
Braintree related(1)	N/A	N/A	N/A	N/A	155	—	155	—
All other	274	(198)	76	4	273	(183)	90	4
	$3,420	$(2,706)	$714		$3,415	$(2,474)	$941

(1)	During the six months ended June 30, 2014, we allocated the Braintree intangible assets between customer lists, marketing related and developed technologies intangible assets.

Amortization expense for intangible assets was $103 million and $108 million for the three months ended June 30, 2014 and 2013, respectively. Amortization expense for intangible assets was $212 million and $216 million for the six months ended June 30, 2014 and 2013, respectively.

Expected future intangible asset amortization as of June 30, 2014 is as follows (in millions):

Fiscal years:
Remaining 2014	$160
2015	302
2016	178
2017	44
2018	24
Thereafter	6
$714

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

During the first quarter of 2014, we changed our reportable segments based upon changes in our organizational structure which reflect the integration of our Magento platform into our Enterprise segment. Prior to this change, Magento was reported in corporate and other. Also during the first quarter of 2014, we revised our internal management reporting of certain Marketplaces transactions to align more closely with our related operating metrics. Related to this change, we reclassified our Marketplaces vehicles and real estate revenues from net transaction revenues to marketing services and other revenues. Prior period amounts have been revised to conform to the current period segment reporting structure.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following tables summarize the financial performance of our reportable segments and provides a reconciliation to our consolidated operating results for the periods reflected below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Net Revenue
Marketplaces
Net transaction revenues	$1,722	$1,578	$3,449	$3,132
Marketing services and other revenues	452	423	880	826
	2,174	2,001	4,329	3,958
Payments
Net transaction revenues	1,741	1,475	3,441	2,910
Marketing services and other revenues	205	149	350	262
	1,946	1,624	3,791	3,172
Enterprise
Net transaction revenues	207	194	415	380
Marketing services and other revenues	60	66	121	128
	267	260	536	508

Elimination of inter-segment net revenue (1)	(21)	(8)	(28)	(13)
Total consolidated net revenue	$4,366	$3,877	$8,628	$7,625

Operating income (loss)
Marketplaces	$788	$794	$1,644	$1,617
Payments	478	374	953	748
Enterprise	3	2	16	1
Corporate and other	(475)	(420)	(941)	(816)
Total operating income (loss)	$794	$750	$1,672	$1,550

(1) Represents revenue generated between our reportable segments.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5 — Fair Value Measurement of Assets and Liabilities

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013:

Description	Balance as of June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents	$3,834	$3,526	$308
Short-term investments:
Restricted cash	32	32	—
Corporate debt securities	2,673	—	2,673
Government and agency securities	4	—	4
Time deposits	50	—	50
Equity instruments	776	776	—
Total short-term investments	3,535	808	2,727
Funds receivable and customer accounts	3,603	—	3,603
Derivatives	37	—	37
Long-term investments:
Corporate debt securities	5,615	—	5,615
Government and agency securities	238	—	238
Total long-term investments	5,853	—	5,853
Total financial assets	$16,862	$4,334	$12,528

Liabilities:
Derivatives	$114	$—	$114

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Description	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents	$4,494	$4,159	$335
Short-term investments:
Restricted cash	17	17	—
Corporate debt securities	3,529	—	3,529
Government and agency securities	43	—	43
Time deposits	49	—	49
Equity instruments	893	893	—
Total short-term investments	4,531	910	3,621
Funds receivable and customer accounts	3,563	—	3,563
Derivatives	44	—	44
Long-term investments:
Corporate debt securities	4,445	—	4,445
Government and agency securities	251	—	251
Total long-term investments	4,696	—	4,696
Total financial assets	$17,328	$5,069	$12,259

Liabilities:
Derivatives	$151	$—	$151

Our financial assets and liabilities are valued using market prices on both active markets (level 1) and less active markets (level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. The majority of our derivative instruments are valued using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as equity prices, interest rate yield curves, option volatility and currency rates. Our derivative instruments are primarily short-term in nature, generally one month to one year in duration. Certain foreign currency contracts designated as cash flow hedges may have a duration of up to 18 months. We did not have any transfers of financial instruments between valuation levels during the six months ended June 30, 2014.

Cash and cash equivalents are short-term, highly liquid investments with original or remaining maturities of three months or less when purchased and are comprised primarily of bank deposits, money market funds and commercial paper. We had total funds receivable and customer accounts of $10.0 billion as of June 30, 2014, of which $3.6 billion was invested in short-term investments.

In addition, we had cost and equity method investments of approximately $364 million and $269 million included in long-term investments on our condensed consolidated balance sheet at June 30, 2014 and our consolidated balance sheet at December 31, 2013, respectively. Additionally, as of June 30, 2014, we held no time deposits classified as held to maturity, compared to $6 million as of December 31, 2013, which are recorded at amortized cost.

As of June 30, 2014 and December 31, 2013, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

Other financial instruments, including accounts receivable, loans and interest receivable, accounts payable, funds receivable, certain customer accounts, funds payable and amounts due to customers, are carried at cost, which approximates their fair value because of the short-term nature of these instruments.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6 — Derivative Instruments

The notional amounts associated with our foreign currency contracts at June 30, 2014 and 2013 were $6.8 billion and $5.8 billion, respectively, of which $2.6 billion and $2.4 billion were designated as cash flow hedges during those respective periods. Derivative transactions are measured in terms of the notional amount, but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the derivative instruments. The notional amount is generally not exchanged, but is used only as the basis on which the value of foreign exchange payments under these contracts is determined.
For our derivative instruments designated as cash flow hedges, the amounts recognized in earnings related to the ineffective portion were not material in each of the periods presented, and we did not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness. As of June 30, 2014, we estimate that approximately $71 million of net derivative losses related to our cash flow hedges included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

Fair Value of Derivative Contracts

The fair values of our outstanding derivative instruments as of June 30, 2014 and December 31, 2013 were as follows:

	Derivative Assets Reported in Other Current Assets		Derivative Liabilities Reported in Other Current Liabilities
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$13	$15	$82	$121
Foreign exchange contracts not designated as hedging instruments	24	29	32	30
Total fair value of derivative instruments	$37	$44	$114	$151

Under the master netting agreements with the respective counterparties to our foreign exchange contracts, subject to applicable requirements, we are allowed to net settle transactions of the same currency with a single net amount payable by one party to the other.  However, we have elected to present the derivative assets and derivative liabilities on a gross basis in our consolidated balance sheet.  As of June 30, 2014, the potential effect of rights of set-off associated with the foreign exchange contracts discussed above would be an offset to both assets and liabilities by $37 million, resulting in a net derivative liability of $77 million. We are not required to pledge, nor are we entitled to receive, cash collateral related to these derivative transactions.

Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following table summarizes the activity of derivative contracts that qualify for hedge accounting as of June 30, 2014 and December 31, 2013, and the impact of these derivative contracts on accumulated other comprehensive income for the six months ended June 30, 2014:

	December 31, 2013	Amount of gain (loss) recognized in other comprehensive income (effective portion)	Amount of gain (loss) reclassified from accumulated other comprehensive income to net revenue and operating expense (effective portion)	June 30, 2014
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$(106)	$(11)	$(48)	$(69)

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity of derivative contracts that qualify for hedge accounting as of June 30, 2013 and December 31, 2012, and the impact of these derivative contracts on accumulated other comprehensive income for the six months ended June 30, 2013:

	December 31, 2012	Amount of gain (loss) recognized in other comprehensive income (effective portion)	Amount of gain (loss) reclassified from accumulated other comprehensive income to net revenue and operating expense (effective portion)	June 30, 2013
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$(55)	$107	$(4)	$56

Effect of Derivative Contracts on Condensed Consolidated Statement of Income

The following table provides the location in our financial statements of the recognized gains or losses related to our derivative instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Foreign exchange contracts designated as cash flow hedges recognized in net revenues	$(23)	$3	$(40)	$3
Foreign exchange contracts designated as cash flow hedges recognized in operating expenses	(4)	(3)	(8)	(7)
Foreign exchange contracts not designated as hedging instruments recognized in interest and other, net	(12)	13	(22)	17
Total gain (loss) recognized from derivative contracts in the condensed consolidated statement of income	$(39)	$13	$(70)	$13

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7 — Debt
The following table summarizes the carrying value of our outstanding debt:

	Coupon	Carrying Value as of	Effective	Carrying Value as of	Effective
	Rate	June 30, 2014	Interest Rate	December 31, 2013	Interest Rate
	(In millions, except percentages)
Long-Term Debt
Senior notes due 2015	1.625%	$599	1.805%	$599	1.805%
Senior notes due 2015	0.700%	250	0.820%	250	0.820%
Senior notes due 2017	1.350%	1,000	1.456%	1,000	1.456%
Senior notes due 2020	3.250%	498	3.389%	498	3.389%
Senior notes due 2022	2.600%	999	2.678%	999	2.678%
Senior notes due 2042	4.000%	743	4.114%	743	4.114%
Total senior notes		4,089		4,089
Other indebtedness		29		28
Total long-term debt		$4,118		$4,117

Short-Term Debt
Commercial paper		1,200		—
Other indebtedness		3		6
Total short-term debt		1,203		6
Total Debt		$5,321		$4,123
Senior Notes
The effective interest rates for our fixed-rate senior notes include the interest payable, the amortization of debt issuance costs and the amortization of any original issue discount on these senior notes. Interest on these senior notes is payable semiannually. Interest expense associated with these senior notes, including amortization of debt issuance costs, during the three months ended June 30, 2014 and 2013 was approximately $26 million and $27 million, respectively. Interest expense associated with these senior notes, including amortization of debt issuance costs, during the six months ended June 30, 2014 and 2013 was approximately $51 million and $53 million, respectively. At June 30, 2014, the estimated fair value of these senior notes included in long-term debt was approximately $4.1 billion.

The indenture pursuant to which the senior notes were issued includes customary covenants that, among other things and subject to exceptions, limit our ability to incur, assume or guarantee debt secured by liens on specified assets or enter into sale and lease-back transactions with respect to specified properties, and also includes customary events of default.
Other Indebtedness
Our other indebtedness is comprised of overdraft facilities, notes payable, and capital lease obligations. We have formal overdraft facilities in India bearing interest on drawn balances at a rate of approximately 10% per annum. Drawn balances are expected to be repaid in more than one year. Notes payable is comprised primarily of a note that bears interest at 6.3% per annum and has a maturity date of July 2034. Our capital leases have maturity dates ranging from August 2014 to September 2014 and bear interest at rates ranging from 3% to 7% per annum. The present value of future minimum capital lease payments as of June 30, 2014 was $2 million, with imputed interest of less than $1 million.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Commercial Paper
We have an up to $2 billion commercial paper program pursuant to which we may issue commercial paper notes with maturities of up to 397 days from the date of issue in an aggregate principal amount at maturity of up to $2 billion outstanding at any time. As of June 30, 2014, there were approximately $1.2 billion of commercial paper notes outstanding, with a weighted average interest rate of 0.115% per annum, and a weighted average remaining term of 47 days.
Credit Agreement
As of June 30, 2014, no borrowings or letters of credit were outstanding under our $3 billion credit agreement. However, as described above, we have an up to $2 billion commercial paper program and therefore maintain $2 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due.  As a result, at June 30, 2014, $1 billion of borrowing capacity was available for other purposes permitted by the credit agreement.  The credit agreement includes customary representations, warranties, affirmative and negative covenants, including a financial covenant, events of default and indemnification provisions in favor of the banks. The negative covenants include restrictions regarding the incurrence of liens, subject to certain exceptions. The financial covenant requires us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio. We were in compliance with all covenants in our outstanding debt instruments for the three-month period ended June 30, 2014.

Note 8 — Commitments and Contingencies

Commitments

 As of June 30, 2014, approximately $17.4 billion of unused credit was available to Bill Me Later accountholders. While this amount represents the total unused credit available, we have not experienced, and do not anticipate, that all of our Bill Me Later accountholders will access their entire available credit at any given point in time. In addition, the individual lines of credit that make up this unused credit are subject to periodic review and termination by the chartered financial institutions that are the issuers of Bill Me Later credit products based on, among other things, account usage and customer creditworthiness. When a consumer makes a purchase using a Bill Me Later credit product, the chartered financial institution extends credit to the consumer, funds the extension of credit at the point of sale and advances funds to the merchant. We subsequently purchase the consumer receivables related to the consumer loans and as a result of that purchase, bear the risk of loss in the event of loan defaults. However, we subsequently sell a participation interest in the entire pool of consumer loans to the chartered financial institution that extended the consumer loans. Although the chartered financial institution continues to own each customer account, we own and bear the risk of loss on the related consumer receivables, less the participation interest held by the chartered financial institution, and Bill Me Later is responsible for all servicing functions related to the customer account balances. As of June 30, 2014, the total outstanding balance of this pool of consumer receivables was $3.0 billion, of which the chartered financial institution owned a participation interest of $112 million, or 3.7% of the total outstanding balance of the consumer receivables as of that date.

In addition, in June 2014, we agreed, subject to certain conditions, that PayPal, one of its affiliates or a third party partner will purchase a portfolio of consumer loan receivables relating to the customer accounts arising out of our current credit program agreement with Synchrony (formerly GE Capital Retail Bank) for a price based on the book value of the consumer loan receivables portfolio at the time of the purchase (expected to be October 2016), subject to certain adjustments and exclusions. As of December 31, 2013, Synchrony had a net receivables portfolio under the credit program agreement of approximately $1.3 billion.

Litigation and Other Legal Matters

Overview
We are involved in legal proceedings on an ongoing basis. If we believe that a loss arising from such matters is probable and can be reasonably estimated, we accrue the estimated liability in our financial statements. If only a range of estimated losses can be determined, we accrue an amount within the range that, in our judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we accrue the low end of the range. Amounts accrued for legal proceedings for which we believe a loss is probable were not material for the six months ended June 30, 2014. Except as otherwise noted, we have concluded that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our accruals are also not material. For those

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

proceedings in which an unfavorable outcome is reasonably possible but not probable, we have disclosed an estimate of the reasonably possible loss or range of losses or we have concluded that an estimate of the reasonably possible loss or range arising directly from the proceeding (i.e., monetary damages or amounts paid in judgment or settlement) are not material. If we cannot estimate the probable or reasonably possible loss or range of losses arising from a legal proceeding, we have disclosed that fact.
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
Specific Matters

In August 2006, Louis Vuitton Malletier and Christian Dior Couture filed two lawsuits in the Paris Court of Commerce against eBay Inc. and eBay International AG. Among other things, the complaint alleged that we violated French tort law by negligently broadcasting listings posted by third parties offering counterfeit items bearing plaintiffs' trademarks and by purchasing certain advertising keywords. Around September 2006, Parfums Christian Dior, Kenzo Parfums, Parfums Givenchy, and Guerlain Société also filed a lawsuit in the Paris Court of Commerce against eBay Inc. and eBay International AG. The complaint alleged that we had interfered with the selective distribution network the plaintiffs established in France and the European Union by allowing third parties to post listings offering genuine perfumes and cosmetics for sale on our websites. In June 2008, the Paris Court of Commerce ruled that eBay and eBay International AG were liable for failing to prevent the sale of counterfeit items on its websites that traded on plaintiffs' brand names and for interfering with the plaintiffs' selective distribution network. We ultimately appealed to the French Supreme Court, and in May 2012, the French Supreme Court ruled that the lower courts should not have assumed jurisdiction upon activity that took place on the eBay.com website and that the injunction was too broad insofar as it did not exclude private sales. The court also noted that the appeal court had not sufficiently dealt with assertions that the plaintiffs' distribution contracts were not valid. Those matters were remanded to the Paris Court of Appeal. On or about July 3, 2014, the parties came to a resolution of this dispute. The parties have agreed to the terms of a cooperation agreement pursuant to which they will work together to protect intellectual property rights and combat counterfeits in online commerce. The parties also settled the litigation. The impact of the settlement, representing a subsequent event for the second quarter, was immaterial at June 30, 2014. While these matters have been resolved, similar suits in the future may force us to modify our business practices, which could lower our revenue, increase our costs or make our websites less convenient to our customers. Any such results could materially harm our business. Other brand owners have also filed suit against us or have threatened to do so in numerous different jurisdictions, seeking to hold us liable for, among other things, alleged counterfeit items listed on our websites by third parties, “tester” and other not for resale consumer products listed on our websites by third parties, alleged misuse of trademarks in listings, alleged violations of selective distribution channel laws, alleged violations of parallel import laws, alleged non-compliance with consumer protection laws and in connection with paid search advertisements. We have prevailed in some of these suits, lost in others, and many are in various stages of appeal. We continue to believe that we have meritorious defenses to these suits and intend to defend ourselves vigorously.

eBay's Korean subsidiary, IAC (which has merged into Gmarket and is now named eBay Korea), has notified its approximately 20 million users of a January 2008 data breach involving personally identifiable information including name, address, resident registration number and some transaction and refund data (but not including credit card information or real time banking information). Approximately 149,000 users sued IAC over this breach in several lawsuits in Korean courts and more may do so in the future (including after final determination of liability). Trial for a group of representative suits began in August 2009 in the Seoul Central District Court, and trial for additional suits began later in the Seoul Central District Court. There is some precedent in Korea for a court to grant “consolation money” for data breaches without a specific finding of harm from the breach. Such precedents have involved payments of up to approximately $200 per user. In January 2010, the Seoul Central District Court ruled that IAC had met its obligations with respect to defending the website from intrusion and, accordingly, had no liability for the breach. This January 2010 ruling was appealed by approximately 34,000 plaintiffs to the Seoul High Court. In September 2012, the Seoul High Court announced its decision upholding the Seoul Central District Court's January 2010 decision for three cases involving 55 plaintiffs (who did not appeal to the Korea Supreme Court). During 2013, the Seoul High Court upheld the Seoul Central District Court's January 2010 ruling in another 18 cases involving 33,795 plaintiffs. The Seoul High Court's decision in 10 of these 18 cases has been appealed by 33,215 plaintiffs to the Korea Supreme Court, and there was no appeal in the eight other cases. Currently, the Korea Supreme Court is reviewing a total of 11 cases with 33,218 plaintiffs, including one case appealed from the Daegu High Court. In January 2013, the Seoul Western District Court ruled in favor of IAC with respect to two cases filed by 2,291 plaintiffs by following the Seoul Central District

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Court's January 2010 ruling, and 2,284 plaintiffs proceeded to appeal the January 2013 decision of the Seoul Western District Court to the Seoul High Court. We expect decisions in these cases in late 2014 or early 2015.

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

Off-Balance Sheet Arrangements

As of June 30, 2014, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In Europe, we have various cash pooling arrangements with financial institutions for cash management purposes. These arrangements allow for cash withdrawals from these financial institutions based upon our aggregate operating cash balances held in Europe within the same financial institutions (“Aggregate Cash Deposits”). These arrangements also allow us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by these financial institutions as a basis for calculating our net interest expense or income under these arrangements. As of June 30, 2014, we had a total of $6.5 billion in cash withdrawals offsetting our $6.5 billion in Aggregate Cash Deposits held within these financial institutions under these cash pooling arrangements.

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

The stock repurchase activity under our stock repurchase programs during the six months ended June 30, 2014 is summarized as follows:

	Shares Repurchased	Average Price per Share	Value of Shares Repurchased	Remaining Amount Authorized
	(In millions, except per share amounts)
Balance as of January 1, 2014	25	$54.30	$1,360	$640
Authorization of additional plan in January 2014				5,000
Repurchase of shares of common stock	66	52.90	3,467	(3,467)
Balance as of June 30, 2014	91	$53.29	$4,827	$2,173

As of June 30, 2014, we had repurchased the full amount of common stock authorized under our June 2012 stock repurchase program and a total of approximately $2.2 billion remained available for future repurchases of our common stock under our January 2014 stock repurchase program. These repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. No repurchased shares of common stock have been retired.

Note 10 — Stock-Based Plans

Stock Option Activity

The following table summarizes stock option activity for the six months ended June 30, 2014:

Options
(In millions)
Outstanding as of January 1, 2014	14
Granted and assumed	1
Exercised	(2)
Forfeited/expired/canceled	(1)
Outstanding as of June 30, 2014	12

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average exercise price of stock options granted during the period was $55.97 per share and the related weighted average grant date fair value was $13.90 per share.

Restricted Stock Unit Activity

The following table summarizes restricted stock unit ("RSU") activity for the six months ended June 30, 2014:

Units
(In millions)
Outstanding as of January 1, 2014	34
Awarded and assumed	16
Vested	(11)
Forfeited	(3)
Outstanding as of June 30, 2014	36

The weighted average grant date fair value for RSUs awarded during the period was $55.68 per share.

 Stock-Based Compensation Expense

The impact on our results of operations of recording stock-based compensation expense for the three and six months ended June 30, 2014 and 2013 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Cost of net revenues	$20	$23	$37	$36
Sales and marketing	45	41	87	74
Product development	59	46	110	78
General and administrative	42	51	81	84
Total stock-based compensation expense	$166	$161	$315	$272
Capitalized in product development	$4	$4	$8	$7

Stock Option Valuation Assumptions

We calculated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Risk-free interest rate	1.18%	0.62%	1.18%	0.62%
Expected life (in years)	4.1	4.1	4.1	4.1
Dividend yield	—%	—%	—%	—%
Expected volatility	29%	34%	29%	34%

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11 — Income Taxes

The following table reflects changes in unrecognized tax benefits for the six months ended June 30, 2014:

(In millions)
Gross amounts of unrecognized tax benefits as of January 1, 2014	$334
Increases related to prior period tax positions	1
Decreases related to prior period tax positions	(5)
Increases related to current period tax positions	37
Settlements	(7)
Gross amounts of unrecognized tax benefits as of June 30, 2014	$360

As of June 30, 2014, our liabilities for unrecognized tax benefits were included in accrued expenses and other current liabilities, deferred and other tax liabilities, net and as a reduction of the amount of deferred tax asset for tax credit carryforwards.

We recognize interest and/or penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties accrued as of June 30, 2014 and December 31, 2013 was approximately $83 million and $77 million, respectively.

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

As of December 31, 2013, we had approximately $14.0 billion of indefinitely reinvested foreign earnings for which we had not provided U.S. income or applicable foreign withholding taxes. During the first quarter of 2014, we altered our capital allocation strategy. As a result, we provided for U.S. income and applicable foreign withholding taxes on $9.0 billion of undistributed foreign earnings of those subsidiaries for 2013 and prior years, and recorded a deferred tax liability of approximately $3.0 billion, which is included in accrued expenses and other current liabilities on our condensed consolidated balance sheet at June 30, 2014. As of June 30, 2014, we have not repatriated any of these earnings and as such no related taxes have become payable.

The remaining approximately $5.0 billion of undistributed foreign earnings for 2013 and prior years have been reinvested in our foreign operations, as we have determined that these earnings are necessary to support our planned ongoing investments in our foreign operations, and as a result, these earnings remain indefinitely reinvested in those operations. In making this determination, we considered projected cash needs for, among other things, investment in our existing businesses, potential acquisitions and capital transactions, including repurchases of our common stock and debt repayments. Additionally, we estimated the amount of cash available or needed in the jurisdictions where these investments are expected, as well as our ability to generate cash in those jurisdictions and our access to capital markets. This analysis enabled us to conclude whether or not we will indefinitely reinvest foreign earnings in our international operations. The remaining approximately $5.0 billion of undistributed foreign earnings for 2013 and prior years that is indefinitely reinvested in our foreign operations relates to a large number of our non-U.S. subsidiaries located in numerous jurisdictions for which it is impracticable to determine the impact of U.S. income or applicable foreign taxes that would be payable if such earnings were repatriated to the U.S.

In addition to the accrual of deferred taxes related to undistributed foreign earnings of certain of our non-U.S. subsidiaries for 2013 and prior years discussed above, during the three and six months ended June 30, 2014, we recorded U.S. income and applicable foreign taxes of $46 million and $99 million, respectively, based on our estimated 2014 earnings of our non-U.S. subsidiaries not considered indefinitely reinvested in our foreign operations.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12 — Loans and Interest Receivable, Net
Loans and interest receivable primarily represent purchased consumer receivables arising from loans made by our partner chartered financial institutions to individual consumers in the U.S. to purchase goods and services through our Bill Me Later merchant network. Although a chartered financial institution continues to own each respective customer account, we own the related consumer receivable and Bill Me Later is responsible for all servicing functions related to the customer accounts. Effective August 2013, ownership of most of the existing customer accounts was transitioned from WebBank to a new chartered financial institution, Comenity Capital Bank. As part of the arrangement, we sell Comenity Capital Bank a participation interest in the entire pool of consumer receivables outstanding under the customer accounts. During the three months ended June 30, 2014 and 2013, we purchased approximately $1.2 billion and $934 million, respectively, in consumer receivables. During the six months ended June 30, 2014 and 2013, we purchased approximately $2.3 billion and $1.8 billion, respectively, in consumer receivables. As of June 30, 2014, the total outstanding balance of this pool of consumer receivables was $3.0 billion, of which Comenity Capital Bank owned a participation interest of $112 million, or 3.7% of the total outstanding balance of the consumer receivables at that date.  Comenity Capital Bank has no recourse against us related to its participation interest for failure of debtors to pay when due. The participation interest held by the Comenity Capital Bank has the same priority to the interests held by us and is subject to the same credit, prepayment, and interest rate risk associated with this pool of consumer receivables.
Loans and interest receivable are reported at their outstanding principal balances, net of participation interest sold and pro-rata allowances, including unamortized deferred origination costs and estimated collectible interest and fees. We use a consumer's FICO score, among other measures, in evaluating the credit quality of our consumer receivables. A FICO score is a type of credit score that lenders use to assess an applicant's credit risk and whether to extend credit. Individual FICO scores generally are obtained each quarter the consumer has an outstanding consumer receivable owned by Bill Me Later. The weighted average consumer FICO score related to the pool of consumer receivables and interest receivable balance outstanding as of June 30, 2014 was 687, compared to 688 as of December 31, 2013. As of June 30, 2014 and December 31, 2013, approximately 54.4% and 54.7%, respectively, of the pool of consumer receivables and interest receivable balance was due from consumers with FICO scores greater than 680, which is generally considered "prime" by the consumer credit industry. As of June 30, 2014 and December 31, 2013, approximately 9.9% and 9.1%, respectively, of the pool of consumer receivables and interest receivable balance was due from customers with FICO scores below 599. As of June 30, 2014 and December 31, 2013, approximately 90% for both periods of the portfolio of consumer receivables and interest receivable was current.

During 2013, we began a pilot program, working with a chartered financial institution, for the chartered financial institution to offer working capital loans to selected merchant sellers in the U.S.  We subsequently purchase the related merchant receivable from the chartered financial institution.  Under the program, participating merchants can borrow a certain percentage of their annual payment volume processed by PayPal and are charged a fixed fee for the loan. This program is still in the pilot phase.  As of June 30, 2014, the total outstanding balance of this pool of merchant receivables was approximately $74 million.
The following table summarizes the activity in the allowance for loans and interest receivable, net of participating interest sold, for the periods indicated:

	Six Months Ended June 30,
	2014	2013
	(In millions)
Balance as of January 1	$146	$101
Charge-offs	(139)	(105)
Recoveries	13	6
Provision	140	116
Balance as of June 30	$160	$118

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13 — Accumulated Other Comprehensive Income
The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended June 30, 2014:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains on Investments	Foreign Currency Translation	Estimated tax (expense) benefit	Total
	(In millions)
Beginning balance	$(91)	$824	$628	$(277)	$1,084
Other comprehensive income before reclassifications	(5)	23	120	(11)	127
Amount of gain (loss) reclassified from accumulated other comprehensive income	(27)	7	—	—	(20)
Net current period other comprehensive income	22	16	120	(11)	147
Ending balance	$(69)	$840	$748	$(288)	$1,231

The following table summarizes the changes in accumulated balances of other comprehensive income for the six months ended June 30, 2014:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains on Investments	Foreign Currency Translation	Estimated tax (expense) benefit	Total
	(In millions)
Beginning balance	$(106)	$921	$657	$(316)	$1,156
Other comprehensive income before reclassifications	(11)	(67)	91	28	41
Amount of gain (loss) reclassified from accumulated other comprehensive income	(48)	14	—	—	(34)
Net current period other comprehensive income	37	(81)	91	28	75
Ending balance	$(69)	$840	$748	$(288)	$1,231

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended June 30, 2013:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains on Investments	Foreign Currency Translation	Estimated tax (expense) benefit	Total
	(In millions)
Beginning balance	$31	$827	$148	$(282)	$724
Other comprehensive income before reclassifications	25	79	36	(35)	105
Amount of gain (loss) reclassified from accumulated other comprehensive income	—	3	—	—	3
Net current period other comprehensive income	25	76	36	(35)	102
Ending balance	$56	$903	$184	$(317)	$826

The following table summarizes the changes in accumulated balances of other comprehensive income for the six months ended June 30, 2013:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains on Investments		Foreign Currency Translation		Estimated tax (expense) benefit	Total
	(In millions)
Beginning balance	$(55)	$687		$449		$(225)	$856
Other comprehensive income before reclassifications	107	220		(265)		(92)	(30)
Amount of gain (loss) reclassified from accumulated other comprehensive income	(4)	4		—		—	—
Net current period other comprehensive income	111	216	1	(265)	2	(92)	(30)
Ending balance	$56	$903		$184		$(317)	$826

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides details about reclassifications out of accumulated other comprehensive income for the three months ended June 30, 2014 and 2013:

Details about Accumulated Other Comprehensive Income Components	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement of Income
	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
	(In millions)
Gains (losses) on cash flow hedges - foreign exchange contracts	$(23)	$3	Net Revenues
	(1)	(1)	Cost of net revenues
			Sales and marketing
	(2)	(2)	Product development
	(1)		General and administrative
	(27)	—	Total, before income taxes
			Provision for income taxes
	(27)	—	Total, net of income taxes

Unrealized gains on investments	7	3	Interest and other, net
	7	3	Total, before income taxes
			Provision for income taxes
	7	3	Total, net of income taxes

Total reclassifications for the period	$(20)	$3	Total, net of income taxes

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides details about reclassifications out of accumulated other comprehensive income for the six months ended June 30, 2014 and 2013:

Details about Accumulated Other Comprehensive Income Components	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement of Income
	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
	(In millions)
Gains (losses) on cash flow hedges - foreign exchange contracts	$(40)	$3	Net Revenues
	(2)	(1)	Cost of net revenues
	—	(1)	Sales and marketing
	(4)	(4)	Product development
	(2)	(1)	General and administrative
	(48)	(4)	Total, before income taxes
	—	—	Provision for income taxes
	(48)	(4)	Total, net of income taxes

Unrealized gains on investments	14	4	Interest and other, net
	14	4	Total, before income taxes
	—	—	Provision for income taxes
	14	4	Total, net of income taxes

Total reclassifications for the period	$(34)	$—	Total, net of income taxes

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Net revenues for the three months ended June 30, 2014 increased 13% to $4.4 billion compared to the same period of the prior year, driven primarily by increases in net revenues from each of our segments. For the three months ended June 30, 2014, our operating margin decreased to 18% from 19% in the same period of the prior year due primarily to a greater proportion of our revenue being derived from our Payments segment, which has lower margins than our Marketplaces segment. For the three months ended June 30, 2014, our diluted earnings per share increased to $0.53, a $0.04 increase compared to the same period of the prior year, driven primarily by growth in net revenues. For the three months ended June 30, 2014, we generated cash flow from operations of $1.5 billion, compared to $1.0 billion for the same period of the prior year.

Our Marketplaces segment total net revenues increased $173 million, or 9%, for the three months ended June 30, 2014 compared to the same period of the prior year. The increase in total net revenues was driven primarily by an increase in gross merchandise volume (GMV) (as defined below) of 12% for the three months ended June 30, 2014 compared to the same period of the prior year, which was due primarily to continued growth internationally and in the U.S. and a favorable impact from foreign currency movements relative to the U.S. dollar offset by declines caused by disruption from a cyberattack as discussed below as well as Google search engine algorithm changes. Our Marketplaces segment operating margin decreased by 3.4 percentage points for the three months ended June 30, 2014 compared to the same period of the prior year, due primarily to continued investments in our marketing programs, site operations and business initiatives as well as costs related to a cyberattack as discussed below.
During the second quarter of 2014, our Marketplaces segment experienced a cyberattack that compromised an authentication database containing user names, encrypted passwords and other non-financial data of our customers. The attack resulted from a small number of employee log-in credentials that were compromised. The database included eBay Marketplaces customers’ name, encrypted password, e-mail address, physical address, phone number and date of birth. The database did not contain any financial information or other confidential personal information. We have had no indication of increased fraudulent account activity on our Marketplaces platforms as a result of the cyberattack. As a result of this attack we required certain Marketplaces users to reset their passwords in order to access their accounts on our core Marketplaces platform and its localized counterparts. This attack was isolated to our eBay platform and we have seen no evidence of unauthorized access or compromises to personal or financial information of our PayPal users as that data is stored separately on a secure network.
During the second quarter of 2014, we recorded cyberattack-related expenses and customer credits of approximately $46 million, of which approximately $41 million have been reported within our Marketplaces segment. Expenses include costs to investigate and remediate the attack, provide additional customer support and temporarily enhance customer protection as well as additional marketing program costs. Customer credits were voluntarily offered as refunds to sellers during the password reset period, which were recorded as a reduction of revenue. Many of these measures were undertaken to preserve our customers’ trust in our Marketplaces businesses.
The disruption arising from this cyberattack adversely affected our second quarter 2014 Marketplaces segment results; however, it is not possible to precisely measure the amount of lost revenue directly attributable to the cyberattack. We are unable to predict the full impact of the cyberattack on Marketplaces users' behavior in the future, including whether a change in our customers' trust could negatively impact user behavior or require us to increase promotional efforts to regain such trust. Accordingly, we are not able to precisely forecast any possible future impact to our revenues or expenses attributable to the cyberattack.
Our Payments segment total net revenues increased $322 million, or 20%, for the three months ended June 30, 2014 compared to the same period of the prior year. The increase in total net revenues was driven primarily by an increase in net total payment volume (TPV) (as defined below) of 29% for the three months ended June 30, 2014 compared to the same period of the prior year and growth in Bill Me Later. Our Payments segment operating margin increased by 1.5 percentage points for the three months ended June 30, 2014 compared to the same period of the prior year due primarily to an increase in volume, favorable transaction expense and loss rates, and operating efficiencies that were partially offset by a lower take rate.
Our Enterprise segment total net revenues increased $7 million, or 3%, for the three months ended June 30, 2014 compared to the same period of the prior year. The increase in total net revenues was driven primarily by an increase in Gross Merchandise Sales (as defined below) of 15% for the three months ended June 30, 2014 compared to the same period of the prior year. Our Enterprise segment operating margin increased 0.1 percentage points for the three months ended June 30, 2014 compared to the same period of the prior year, due primarily to a lower take rate that was offset by an increase in operating efficiencies.
We define GMV as the total value of all successfully closed transactions between users on Marketplaces platforms (excluding eBay's classifieds websites, brands4friends and Shopping.com) during the period regardless of whether the buyer and seller actually consummated the transaction; excludes vehicles and real estate gross merchandise volume. We define Net TPV as the total dollar volume of payments, net of payment reversals, successfully completed through our payments networks, including Bill Me Later, Venmo and payments processed through Braintree’s full stack payments platform during the period; it excludes payments sent or received through PayPal's and Braintree's payment gateway businesses. We define Merchant Services Net TPV as the total dollar volume of payments, net of payment reversals, successfully completed through our payments networks, including Bill Me Later, Venmo and payments processed through Braintree's full stack payments platform during the period; it excludes PayPal's and Braintree's payment gateway businesses and payments for transactions on our Marketplaces platforms. We define On eBay Net TPV as the total dollar volume of payments, net of payment reversals, successfully completed through our payments networks, including Bill Me Later, during the period for transactions on our Marketplaces platforms. We define Gross Merchandise Sales as the retail value of all sales transactions, inclusive of freight charges and net of allowance for returns and discounts, which flow through our Enterprise commerce technologies, whether we record the full amount of such transaction as a product sale or a percentage of such transaction as a service fee; excludes volume transacted through the Magento platform. We define ECV as the total Marketplaces GMV, Payments Merchant Services Net TPV and eBay Enterprise Gross Merchandise Sales not earned on eBay or paid for via PayPal or Bill Me Later during the period; it excludes volume transacted through the Magento platform.

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
The following table sets forth the breakdown of net revenues by type and geography for the periods presented:(1)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Net Revenues by Type:
Net transaction revenues
Marketplaces	$1,722	$1,578	$3,449	$3,132
Payments	1,741	1,475	3,441	2,910
Enterprise	207	194	415	380
Total net transaction revenues	3,670	3,247	7,305	6,422
Marketing services and other revenues
Marketplaces	452	423	880	826
Payments	205	149	350	262
Enterprise	60	66	121	128
Total marketing services and other revenues	717	638	1,351	1,216
Elimination of inter-segment net revenue (2)	(21)	(8)	(28)	(13)
Total net revenues	$4,366	$3,877	$8,628	$7,625
Net Revenues by Geography:
U.S.	$2,047	$1,870	$4,045	$3,659
International	2,319	2,007	4,583	3,966
Total net revenues	$4,366	$3,877	$8,628	$7,625

(1)
During the first quarter of 2014, we changed our reportable segments based upon changes in our organizational structure which reflect the integration of our Magento platform into our Enterprise segment. Prior to this change, Magento was reported in corporate and other. Also during the first quarter of 2014, we revised our internal management reporting of certain Marketplaces transactions to align more closely with our related operating metrics. Related to this change, we reclassified our Marketplaces vehicles and real estate revenues from net transaction revenues to marketing services and other revenues. Prior period amounts have been revised to conform to the current period segment reporting structure.

(2)	Represents net revenue generated between our reportable segments.

Revenues are attributed to U.S. and international geographies based primarily upon the country in which the seller, payment recipient, customer, website that displays advertising, or other service provider, as the case may be, is located.

Because we generated a majority of our net revenues internationally in recent periods, including the three months ended June 30, 2014 and 2013, we are subject to the risks of doing business in foreign countries as discussed under "Part II - Item 1A - Risk Factors." In that regard, fluctuations in foreign currency exchange rates impact our results of operations. We have a foreign exchange risk management program that is designed to reduce our exposure to fluctuations in foreign currencies; however, the effectiveness of this program in mitigating the impact of foreign currency fluctuations on our results of operations varies from period to period, and in any given period, our operating results are usually affected, sometimes significantly, by changes in currency exchange rates. Fluctuations in exchange rates also directly affect our cross-border revenue. We calculate the year-over-year impact of foreign currency movements on our business using prior period foreign currency rates applied to current year transactional currency amounts.

For the three months ended June 30, 2014, foreign currency movements relative to the U.S. dollar positively impacted net revenues by $69 million (inclusive of a negative impact of approximately $23 million from hedging activities included in Payments net revenue) compared to the same period of the prior year. On a business segment basis, for the three months ended June 30, 2014, foreign currency movements relative to the U.S. dollar positively impacted Marketplaces, Payments, and Enterprise net revenues by approximately $63 million, $5 million, and less than $1 million, respectively, in each case compared to the same period of the prior year (net of the negative impact of hedging activities noted above in the case of Payments net revenues).

For the six months ended June 30, 2014, foreign currency movements relative to the U.S. dollar positively impacted net revenues by $92 million (inclusive of a negative impact of approximately $40 million from hedging activities included in Payments net revenue) compared to the same period of the prior year. On a business segment basis, for the six months ended June 30, 2014, foreign currency movements relative to the U.S. dollar positively impacted Marketplaces, Payments, and Enterprise net revenues by approximately $92 million, less than $1 million, and less than $1 million, respectively, in each case compared to the same period of the prior year (net of the negative impact of hedging activities noted above in the case of Payments net revenues).

The following table sets forth, for the periods presented, certain key operating metrics that we believe are significant factors affecting our net revenues:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2014	2013	Change	2014	2013	Change
	(In millions, except percentage changes)
Supplemental Operating Data:
Marketplaces Segment: (1)
GMV (2)	$20,485	$18,276	12%	$41,030	$36,583	12%
Payments Segment:
Merchant Services Net TPV (3)	$40,371	$29,807	35%	$77,533	$57,894	34%
On eBay Net TPV (4)	$14,675	$13,006	13%	$29,519	$25,959	14%
Net TPV (5)	$55,046	$42,813	29%	$107,052	$83,853	28%
Enterprise Segment:
Gross Merchandise Sales (6)	$940	$815	15%	$1,876	$1,622	16%

(1)	eBay's classifieds websites, brands4friends and Shopping.com are not included in these metrics.

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

Seasonality

The following table sets forth, for the periods presented, our total net revenues and the sequential quarterly movements of these net revenues:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In millions, except percentage changes)
2012
Net revenues	$3,277	$3,398	$3,404	$3,992
Percent change from prior quarter	(3)%	4%	0%	17%
2013
Net revenues	$3,748	$3,877	$3,892	$4,530
Percent change from prior quarter	(6)%	3%	0%	16%
2014
Net revenues	$4,262	$4,366	—	—
Percent change from prior quarter	(6)%	2%	—%	—%

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

Marketplaces Net Transaction Revenues

Marketplaces net transaction revenues increased $144 million, or 9%, while GMV increased 12% during the three months ended June 30, 2014 compared to the same period in the prior year. The increase in net transaction revenue during the three months ended June 30, 2014 was due primarily to growth in volume, as well as a benefit from foreign currency movements against the U.S. dollar, partially offset by increased use of buyer coupons and seller incentives, which are accounted for as a reduction in revenue. Our net transaction revenue growth during the three months ended June 30, 2014 was also negatively impacted by the cyberattack described above, changes to Google's search engine algorithms, and pricing changes at our StubHub business.

Marketplaces net transaction revenues increased $317 million, or 10%, while GMV increased 12% during the six months ended June 30, 2014 compared to the same period in the prior year. The increase in net transaction revenues and GMV was due primarily to growth in volume, as well as a benefit from foreign currency movements against the U.S. dollar, partially offset by increased use of buyer coupons and seller incentives, which are accounted for as a reduction in revenue. Our net transaction revenue growth during the six months ended June 30, 2014 was also negatively impacted by the cyberattack described above, Google's search engine algorithm changes, and pricing changes at our StubHub business.

Marketplaces net transaction revenues earned internationally totaled $1.0 billion and $2.0 billion during the three and six months ended June 30, 2014, respectively, representing 58% of total Marketplaces net transaction revenues in both periods. Marketplaces net transaction revenues earned internationally totaled $872 million and $1.7 billion during the three and six months ended June 30, 2013, respectively, representing 55% of total Marketplaces net transaction revenues in both periods. The increase in international net transaction revenues as a percentage of total net transaction revenues during the three and six months ended June 30, 2014 was due primarily to stronger growth in international GMV relative to U.S. GMV, in addition to a favorable impact from foreign currency movements relative to the U.S. dollar.

Payments Net Transaction Revenues

Payments net transaction revenues increased $266 million, or 18%, during the three months ended June 30, 2014 compared to the same period of the prior year, due primarily to an increase in net TPV of 29%, partially offset by a lower take rate. The increase in net TPV was due primarily to growth in consumer and merchant use of PayPal both on and off eBay and the impact from the acquisition of Braintree. The lower take rate was due primarily to a shift to larger merchants who pay lower rates and an increase in net TPV generated through our unbranded products such as Braintree. Our Merchant Services Net TPV increased 35% during the three months ended June 30, 2014 compared to the same period of the prior year, and represented 73% of PayPal's net TPV for the three months ended June 30, 2014 compared to 70% in the same period of the prior year. On eBay net TPV increased 13% during the three months ended June 30, 2014 compared to the same period of the prior year, and represented 27% of PayPal's net TPV for the three months ended June 30, 2014 compared to 30% in the same period of the prior year.

Payments net transaction revenues increased $531 million, or 18%, during the six months ended June 30, 2014 compared to the same period of the prior year, due primarily to an increase in net TPV of 28%, partially offset by a lower take rate. The increase in net TPV was due primarily to growth in consumer and merchant use of PayPal both on and off eBay and the impact from the acquisition of Braintree. The lower take rate was due primarily to a shift to larger merchants who pay lower rates and an increase in net TPV generated through our unbranded products such as Braintree. Our Merchant Services Net TPV increased 34% during the six months ended June 30, 2014 compared to the same period of the prior year, and represented 72% of PayPal's net TPV for the six months ended June 30, 2014 compared to 69% in the same period of the prior year. On eBay Net TPV increased 14% during the six months ended June 30, 2014 compared to the same period of the prior year, and represented 28% of PayPal's net TPV in the six months ended June 30, 2014 compared to 31% in the same period of the prior year.

Payments net transaction revenues earned internationally totaled $979 million and $1.9 billion during the three and six months ended June 30, 2014, respectively, representing 56% of total Payments net transaction revenues in both periods. Payments net transaction revenues earned internationally totaled $822 million and $1.6 billion during the three and six months ended June 30, 2013, respectively, representing 56% and 55% of total Payments net transaction revenues in those respective periods. The increase in international net transaction revenues during the three and six months ended June 30, 2014 as a percentage of total Payments net transaction revenues compared to the same period of the prior year was due primarily to higher growth in Merchant Services Net TPV outside the U.S. as we expanded merchant coverage and consumer share of checkout.

Enterprise Net Transaction Revenues

Enterprise net transaction revenues increased $13 million and $35 million, or 7% and 9%, during the three and six months ended June 30, 2014 compared to the same periods of the prior year, due primarily to a 15% and 16% increase in Gross Merchandise Sales for those respective periods, partially offset by a lower take rate.

Marketing Services and Other Revenues

Marketing services and other revenues increased $79 million, or 12%, during the three months ended June 30, 2014 compared to the same period of the prior year, and represented 16% of total net revenues for both periods. The increase in marketing services and other revenues during the three months ended June 30, 2014 was due in part to growth in our Bill Me Later portfolio of consumer receivables, an increase in the revenue share we earn through our current credit program agreement with Synchrony (formerly GE Retail Capital Bank), and increased revenue from our classifieds businesses.

Marketing services and other revenues increased $135 million, or 11%, during the six months ended June 30, 2014 compared to the same period of the prior year, and represented 16% of total net revenues for both periods. The increase in marketing services and other revenues during the six months ended June 30, 2014 was due in part to growth in our Bill Me Later portfolio of consumer receivables, an increase in the revenue share we earn through our current credit program agreement with Synchrony, and increased revenue from our classifieds businesses.

Summary of Cost of Net Revenues

The following table summarizes changes in cost of net revenues for the periods presented(1):

	Three Months Ended June 30,		Change from 2013 to 2014		Six Months Ended June 30,		Change from 2013 to 2014
	2014	2013	in Dollars	in %	2014	2013	in Dollars	in %
	(In millions, except percentages)
Cost of net revenues:
Marketplaces	$421	$367	$54	15%	$825	$723	$102	14%
As a percentage of total Marketplaces net revenues	19.4%	18.3%			19.1%	18.3%
Payments	762	646	116	18%	1,506	1,263	243	19%
As a percentage of total Payments net revenues	39.2%	39.8%			39.7%	39.8%
Enterprise	209	201	8	4%	409	379	30	8%
As a percentage of total Enterprise net revenues	78.3%	77.3%			76.3%	74.6%
Corporate and other	—	(3)	3	100%	3	(2)	5	250%
Total cost of net revenues	$1,392	$1,211	$181	15%	$2,743	$2,363	$380	16%
As a percentage of net revenues	31.9%	31.2%			31.8%	31.0%

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

Marketplaces

Marketplaces cost of net revenues increased $54 million and $102 million, or 15% and 14%, during the three and six months ended June 30, 2014, respectively, compared to the same periods of the prior year. The increase was due primarily to an increase in volume and continued investment in our site operations, data centers and customer support. The cost of net revenues as a percentage of Marketplaces net revenues increased by 1.1 percentage points and 0.8 percentage points during the three and six months ended June 30, 2014, respectively, compared to the same periods in the prior year.

Payments

Payments cost of net revenues increased $116 million and $243 million, or 18% and 19%, during the three and six months ended June 30, 2014, respectively, compared to the same periods of the prior year. The increase was due primarily to the impact of growth in net TPV and growth in our customer support initiatives. The cost of net revenues as a percentage of Payments net revenues decreased by 0.6 percentage points and 0.1 percentage points during the three and six months ended June 30, 2014, respectively, compared to the same periods in the prior year.

Enterprise

Enterprise cost of net revenues increased $8 million and $30 million, or 4% and 8%, during the three and six months ended June 30, 2014, respectively, compared to the same periods of the prior year. This increase was due primarily to the increase in Gross Merchandise Sales as well as amortization expense related to the new suite of Enterprise commerce technologies. The cost of net revenues as a percentage of Enterprise net revenues increased by 1.0 percentage points and increased by 1.7 percentage points during the three and six months ended June 30, 2014, respectively, compared to the same periods in the prior year.

Summary of Operating Expenses, Non-Operating Items and Provision for Income Taxes

The following table summarizes changes in operating expenses, non-operating items and provision for income taxes for the periods presented:

	Three Months Ended June 30,		Change from 2013 to 2014		Six Months Ended June 30,		Change from 2012 to 2013
	2014	2013	in Dollars	in %	2014	2013	in Dollars	in %
	(In millions, except percentage changes)
Sales and marketing	$914	$771	$143	19%	$1,719	$1,468	$251	17%
Product development	500	451	49	11%	980	885	95	11%
General and administrative	461	419	42	10%	926	827	99	12%
Provision for transaction and loan losses	232	193	39	20%	436	368	68	18%
Amortization of acquired intangible assets	73	82	(9)	(11)%	152	164	(12)	(7)%
Interest and other, net	9	6	3	50%	4	15	(11)	(73)%
Provision for income taxes	(127)	(116)	(11)	9%	(3,326)	(248)	(3,078)	1,241%

The following table summarizes operating expenses, non-operating items and provision for income taxes as a percentage of net revenues for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Sales and marketing	21%	20%	20%	19%
Product development	11%	12%	11%	12%
General and administrative	11%	11%	11%	11%
Provision for transaction and loan losses	5%	5%	5%	5%
Amortization of acquired intangible assets	2%	2%	2%	2%
Interest and other, net	—%	—%	—%	—%
Provision for income taxes	3%	3%	39%	3%

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

Sales and marketing expenses increased $143 million, or 19%, during the three months ended June 30, 2014 compared to the same period of the prior year. The increase in sales and marketing expense was due primarily to an increase in marketing program costs (including our PayPal brand campaign and both online and offline programs) and higher employee-related expenses (including consultant costs, facility costs and equipment-related costs). Sales and marketing expense as a percentage of net revenues was 21% and 20%, respectively, for the three months ended June 30, 2014 and 2013. We anticipate sales and marketing spend to continue to increase during the year.

Sales and marketing expenses increased $251 million, or 17%, during the six months ended June 30, 2014 compared to the same period of the prior year. The increase in sales and marketing expense was due primarily to an increase in marketing program costs (including our PayPal brand campaign and both online and offline programs), and higher employee-related expenses (including consultant costs, facility costs and equipment-related costs). Sales and marketing expense as a percentage of net revenues was 20% and 19%, respectively, for the six months ended June 30, 2014 and 2013.

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

Capitalized internal use and website development costs were $97 million and $177 million in the three and six months ended June 30, 2014 compared to $122 million and $192 million in the three and six months ended June 30, 2013 and were primarily incurred by product development resources. Capitalized internal use and website development costs are reflected primarily as a cost of net revenues when amortized in future periods.

Product development expenses increased $49 million, or 11%, during the three months ended June 30, 2014 compared to the same period of the prior year. The increase was due primarily to higher employee-related costs (including consultant costs, facility costs and equipment-related costs) driven by increased investment in platform, mobile and offline. Product development expenses as a net percentage of revenues were 11% and 12% for the three months ended June 30, 2014 and 2013, respectively.

Product development expenses increased $95 million, or 11%, during the six months ended June 30, 2014 compared to the same period of the prior year. The increase was due to the same factors noted above. Product development expenses as a net percentage of revenues were 11% and 12% for the six months ended June 30, 2014 and 2013, respectively.

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

General and administrative expenses increased $42 million, or 10%, during the three months ended June 30, 2014 compared to the same period of the prior year. The increase was due primarily to higher employee-related costs (including consultant costs, facility costs and equipment-related costs) and professional services. The increase in other professional services was due primarily to proxy related costs. General and administrative expenses as a percentage of net revenues were 11% for both the three months ended June 30, 2014 and 2013.

General and administrative expenses increased $99 million, or 12%, during the six months ended June 30, 2014 compared to the same period of the prior year. The increase was due primarily to higher employee-related costs (including consultant costs, facility costs and equipment-related costs) and professional services. The increase in other professional services was due primarily to proxy related costs. General and administrative expenses as a percentage of net revenues were 11% for both the six months ended June 30, 2014 and 2013.

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
Provision for transaction and loan losses increased $39 million and $68 million, or 20% and 18%, during the three and six months ended June 30, 2014, respectively, compared to the same periods of the prior year. Provision for transaction and loan losses as a percentage of net revenues was 5% for both the three and six months ended June 30, 2014 and 2013.
Marketplaces provision for transaction losses increased by $15 million and $24 million, or 26% and 22%, during the three and six months ended June 30, 2014, respectively, compared to the same periods of the prior year. This increase was driven primarily by additional enhanced customer protection measures as a result of the cyberattack described above as well as an increase in transaction volume, partially offset by improvements in our fraud detection models.

Payments provision for transaction and loan losses increased by $22 million and $42 million, or 17%, during the three and six months ended June 30, 2014, respectively, compared to the same periods of the prior year. This increase was due primarily to higher transaction volume due to the introduction of new products, initiatives to enhance customers' experience and growth in active registered accounts. The increase was also due to growth in our Bill Me Later portfolio of receivables from consumer loans. Modifications to our Bill Me Later acceptable risk parameters did not have a material impact on our provision for loan losses.

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

Amortization of acquired intangible assets decreased by $9 million and $12 million, or 11% and 7%, during the three and six months ended June 30, 2014, respectively, compared to the same period of the prior year.

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

Interest and other, net increased $3 million during the three months ended June 30, 2014 compared to the same period of the prior year. The increase in interest and other, net was due primarily to an increase in interest income as a result of an increase in our investment balances.

Interest and other, net decreased $11 million during the six months ended June 30, 2014 compared to the same period of the prior year. The decrease in interest and other, net was due to an approximately $15 million unfavorable impact from foreign currency activity partially offset by an increase in interest income of approximately $5 million as a result of an increase in our investment balances.

Provision for Income Taxes

Our effective tax rate was 15.8% for the three months ended June 30, 2014 compared to 15.3% for the same period in the prior year. The increase in our effective tax rate for the three months ended June 30, 2014 compared to the same period of the prior year was due primarily to a larger percentage of foreign earnings being subject to U.S. tax compared to 2013, and the expiration of the federal R&D credit, partially offset by a decrease in earnings in higher tax jurisdictions.

Our effective tax rate was 198.4% for the six months ended June 30, 2014 compared to 15.8% for the same period in the prior year. The increase in our effective tax rate for the six months ended June 30, 2014 compared to the same period in the prior year was due primarily to a first quarter 2014 accrual of approximately $3.0 billion of U.S. income and applicable foreign withholding taxes on $9.0 billion of undistributed foreign earnings of certain of our foreign subsidiaries for 2013 and prior years.

As of December 31, 2013, we had approximately $14.0 billion of indefinitely reinvested foreign earnings for which we had not provided U.S. income or applicable foreign withholding taxes. During the first quarter of 2014, we altered our capital allocation strategy, which included changing our intent with regard to the indefinite reinvestment of foreign earnings from certain of our foreign subsidiaries for 2013 and prior years. Accordingly, during the first quarter we determined that a portion of these foreign earnings are no longer considered indefinitely reinvested in our international operations. In connection with this change in our capital allocation strategy during the first quarter of 2014, we provided for U.S. income and applicable foreign withholding taxes on $9.0 billion of undistributed foreign earnings of certain of our foreign subsidiaries for 2013 and prior years, and recorded a deferred tax liability of approximately $3.0 billion. The remaining approximately $5.0 billion of undistributed foreign earnings for 2013 and prior years remains indefinitely reinvested in our international operations.

This change reflected our objective of increasing our available U.S. cash, preserving our credit rating and, providing greater liquidity to meet our other cash needs in the U.S., which may include, among other things and subject to market conditions and other uncertainties, merger and acquisition activity and funding opportunistic share repurchases on an accelerated basis, potentially in the near term.

In addition to the accrual of deferred taxes related to undistributed foreign earnings of certain of our non-U.S. subsidiaries for 2013 and prior years discussed above, during the second quarter of 2014 we recorded U.S. income and applicable foreign withholding taxes of $46 million on $138 million and $99 million on $294 million of undistributed foreign earnings of our non-U.S. subsidiaries during the three months and six months ended June 30, 2014, respectively. The amount of U.S. income and applicable foreign taxes recorded for each period is based on our estimated 2014 earnings of our non-U.S. subsidiaries that are not considered indefinitely reinvested in our foreign operations.

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

Liquidity and Capital Resources

Cash Flows

	Six Months Ended June 30,
	2014	2013
	(In millions)
Net cash provided by (used in):
Operating activities	$2,668	$1,948
Investing activities	(1,129)	(1,090)
Financing activities	(2,238)	(763)
Effect of exchange rates on cash and cash equivalents	39	(57)
Net increase/(decrease) in cash and cash equivalents	$(660)	$38

Operating Activities

We generated cash from operating activities of $2.7 billion and $1.9 billion in the six months ended June 30, 2014 and 2013, respectively. The increase in cash provided by operating activities during the six months ended June 30, 2014 compared to the same period of the prior year was due primarily to an increase in depreciation and the provision for transaction and loan loss and a increase in deferred income taxes, partially offset by a decrease in the changes in assets and liabilities, net of acquisition effects.

Investing Activities

The net cash used in investing activities of $1.1 billion in the six months ended June 30, 2014 was due primarily to purchases of investments of $3.6 billion offset by proceeds of $3.3 billion from the maturities and sale of investments, as well as purchases of property and equipment of $475 million.

The net cash used in investing activities of $1.1 billion in the six months ended June 30, 2013 was due primarily to net cash paid for the purchases of investments of $2.0 billion and purchases of property and equipment of $652 million, partially offset by proceeds of $1.8 billion from the maturities and sale of investments.

Financing Activities

The net cash used in financing activities of $2.2 billion in the six months ended June 30, 2014 was due primarily to cash outflows of $3.5 billion to repurchase common stock and cash paid for tax withholdings in the amount of $210 million related to net share settlements of restricted stock units and awards. These cash outflows were partially offset by the cash inflows from $1.2 billion of net borrowings under our commercial paper program, $154 million from the issuance of common stock in connection with the exercise of stock options and the effect of $86 million of excess tax benefits from stock-based compensation.

The net cash used in financing activities of $763 million in the six months ended June 30, 2013 was due primarily to cash outflows of $942 million to repurchase common stock and cash paid for tax withholdings in the amount of $226 million related to net share settlements of restricted stock units and awards. These cash outflows were partially offset by the effect of $161 million of excess tax benefits from stock-based compensation and the cash inflows of $244 million from the issuance of common stock in connection with the exercise of stock options.

The positive effect of exchange rate movements on cash and cash equivalents during the six months ended June 30, 2014 was due to the weakening of the U.S. dollar against other currencies, primarily the Korean Won and Euro. The negative effect of exchange rate movements on cash and cash equivalents during the six months ended June 30, 2013 was due to the strengthening of the U.S. dollar against other currencies, primarily the Korean Won.

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

During the six months ended June 30, 2014, we repurchased approximately $3.5 billion of our common stock under our stock repurchase programs. We expect, subject to market conditions and other uncertainties, to continue making opportunistic repurchases of our stock on an accelerated basis, potentially on a near term basis. As of June 30, 2014, we had repurchased the full amount of common stock authorized under the June 2012 stock repurchase program and a total of approximately $2.2 billion remained available for further repurchases of our common stock under our January 2014 stock repurchase program.

Shelf Registration Statement and Long-Term Debt

At June 30, 2014, we had an effective shelf registration statement on file with the Securities and Exchange Commission that allows us to issue various types of debt securities, such as fixed or floating rate notes, U.S. dollar or foreign currency denominated notes, redeemable notes, global notes, and dual currency or other indexed notes. Shortly after with the filing of this Quarterly Report on Form 10-Q, we plan to file a new shelf registration statement with the SEC that will replace the expiring registration statement described in the preceding sentence and that will allow us to issue various types of debt securities, as well as common stock, preferred stock, warrants, depositary shares representing fractional interest in shares of preferred stock, purchase contracts and units from time to time in one or more offerings. Each issuance under the new shelf registration statement will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. The new registration statement will not limit the amount of securities that may be issued thereunder. Our ability to issue securities is subject to market conditions and other factors including, in the case of our debt securities, our credit ratings and compliance with the covenants in our credit agreement.

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

Commercial Paper

We have a $2 billion commercial paper program pursuant to which we may issue commercial paper notes with maturities of up to 397 days from the date of issue in an aggregate principal amount at maturity of up to $2 billion outstanding at any time. As of June 30, 2014, there were approximately $1.2 billion of commercial paper notes outstanding. These funds were used for general corporate purposes, including funding share repurchases during the three months ended June 30, 2014. We may elect, subject to market conditions, to issue additional commercial paper notes and to increase the aggregate principal amount of our outstanding commercial paper notes from time to time in the future.

Credit Agreement

As of June 30, 2014, no borrowings or letters of credit were outstanding under our $3 billion credit agreement. As described above, we have an up to $2 billion commercial paper program and maintain $2 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due.  As a result, at June 30, 2014, $1 billion of borrowing capacity was available for other purposes permitted by the credit agreement. The credit agreement contains customary representations, warranties, affirmative and negative covenants, including a financial covenant, events of default and indemnification provisions in favor of the banks. The negative covenants include restrictions regarding the incurrence of liens, subject to certain exceptions. The financial covenant requires us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio.

Other Indebtedness

 In addition to the debt described above, as of June 30, 2014, we have $17 million of borrowings outstanding under our overdraft facilities, notes payable of $12 million and capital lease obligations of $3 million.

We are in compliance with all covenants in our outstanding debt instruments for the three-month period ended June 30, 2014.

Commitments

As of June 30, 2014, approximately $17.4 billion of unused credit was available to Bill Me Later accountholders. While this amount represents the total unused credit available, we have not experienced, and do not anticipate, that all of our Bill Me

Later accountholders will access their entire available credit at any given point in time. In addition, the individual lines of credit that make up this unused credit are subject to periodic review and termination by the chartered financial institutions that are the issuers of Bill Me Later credit products based on, among other things, account usage and customer creditworthiness. When a consumer makes a purchase using a Bill Me Later credit product, the chartered financial institution extends credit to the consumer, funds the extension of credit at the point of sale and advances funds to the merchant. We subsequently purchase the consumer receivables related to the consumer loans and as a result of that purchase, bear the risk of loss in the event of loan defaults. However, we subsequently sell a participation interest in the entire pool of consumer loans to the chartered financial institution that extended the consumer loans. Although the chartered financial institution continue to own the customer accounts, we own and bear the risk of loss on the related consumer receivables, less the participation interest held by the chartered financial institution, and Bill Me Later is responsible for all servicing functions related to the customer account balances. As of June 30, 2014, the total outstanding balance on this pool of consumer loan receivables was $3.0 billion, of which the chartered financial institution owned a participation interest of $112 million, or 3.7%.

Liquidity and Capital Resource Requirements

As of June 30, 2014 and December 31, 2013, we had assets classified as cash and cash equivalents, as well as short-term and long-term non-equity investments, in an aggregate amount of $12.4 billion and $12.8 billion, respectively. As of June 30, 2014, this amount included assets of these types held outside the U.S. in certain of our foreign operations totaling approximately $9.8 billion. If these assets were distributed to the U.S., we may be subject to additional U.S. tax in certain circumstances. As described under “--Provision for Income Taxes” above, during the first quarter of 2014, we accrued deferred taxes of approximately $3.0 billion on $9.0 billion of undistributed foreign earnings of certain of our foreign subsidiaries for 2013 and prior years that we no longer intend to indefinitely reinvest in our international operations, which is consistent with our capital allocation strategy. As of June 30, 2014, we had not repatriated any of this $9.0 billion of undistributed foreign earnings to the U.S. and, as a result, we have not yet paid U.S. tax on any portion of those earnings. However, to the extent that we repatriate these earnings to the U.S., we will be required to pay U.S. income and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs. To the extent we repatriate this $9.0 billion of undistributed foreign earnings, we estimate, based on current tax rates, that it would increase our U.S. cash by approximately $6.0 billion, net of related tax.

We actively monitor all counterparties that hold our cash and cash equivalents and non-equity investments,, focusing primarily on the safety of principal and secondarily on improving yield on these assets. We diversify our cash and cash equivalents and investments among various counterparties in order to reduce our exposure should any one of these counterparties fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments; however, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets. At any point in time we have funds in our operating accounts and customer accounts that are deposited with third party financial institutions.

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

In addition, in June 2014, we agreed, subject to certain conditions, that PayPal, one of its affiliates or a third party partner will purchase a portfolio of consumer loan receivables relating to the customer accounts arising out of our current credit program agreement with Synchrony (formerly GE Capital Retail Bank) for a price based on the book value of the consumer loan receivables portfolio at the time of the purchase (expected to be October 2016), subject to certain adjustments and exclusions. As of December 31, 2013, Synchrony had a net receivables portfolio under the credit program agreement of approximately $1.3 billion.

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

Off-Balance Sheet Arrangements

As of June 30, 2014, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

In Europe, we have various cash pooling arrangements with financial institutions for cash management purposes. These arrangements allow for cash withdrawals from these financial institutions based upon our aggregate operating cash balances held in Europe within the same financial institutions (“Aggregate Cash Deposits”). These arrangements also allow us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by these financial institutions as a basis for calculating our net interest expense or income under these arrangements. As of June 30, 2014, we had a total of $6.5 billion in cash withdrawals offsetting our $6.5 billion in Aggregate Cash Deposits held within these financial institutions under these cash pooling arrangements.

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

The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2013. Our market risk profile has not changed significantly during the first six months of 2014.

Interest Rate Risk

As of June 30, 2014, approximately 28% of our total cash and investment portfolio was held in cash and cash equivalents. As such, changes in interest rates will impact interest income. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. As of June 30, 2014, 100% of the outstanding senior notes issued under our shelf registration statements bore interest at fixed rates. Therefore, changes in interest rates will not impact interest expense on those senior notes. However, changes in interest rates will impact interest expense on any borrowings under our revolving credit facility, which bear interest at floating rates, and the interest rate on any commercial paper borrowings we make and any floating-rate debt securities we may issue in the future and, accordingly, will impact interest expense or cost of net revenues (or both).

As of June 30, 2014, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

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

As of June 30, 2014, our cost and equity method investments totaled $364 million, which represented approximately 3% of our total cash and investment portfolio and were primarily related to equity method investments in privately held companies. We review our investments for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value is other-than-temporary. Our analysis includes a review of recent operating results and trends, recent sales/acquisitions of the securities in which we have invested and other publicly available data.

Equity Price Risk

We are exposed to equity price risk on our marketable equity instruments due to market volatility. As of June 30, 2014, the total fair value of our marketable equity instruments (primarily related to our equity holdings in MercadoLibre) was $776 million, which represented approximately 6% of our total cash and investment portfolio.

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

European Debt Exposures

We actively monitor our exposure to the European markets, including the impact of sovereign debt issues associated with Cyprus, Greece, Ireland, Italy, Portugal and Spain. As of June 30, 2014, we did not have any direct investments in the sovereign debt of these countries or in debt securities issued by corporations or financial institutions organized in these countries.  We maintain a small number of operating bank accounts with Spanish, Italian and Portuguese banks that have balances that we do not consider material.

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

•
our ability to respond effectively to increased competitive pressure in our ecommerce and Payments businesses globally, including from competitors such as Alibaba Group Holding Ltd., which has a very strong regional presence and may look to use that presence to expand;

•	the effectiveness of our efforts to increase the rate of growth in our StubHub business, which was slower than projected in the first half of 2014;

•
the primary and secondary effects of previously announced and possible future changes to our pricing, products and policies, including, among other changes, restrictions or holds on payments made to certain sellers or in connection with certain transactions; updates to our seller performance standards; changes to our fee structure; changes to the checkout process; new functionality for sellers to specify shipping, payment and return policies (collectively referred to as “business policies”), (sellers began to be opted into some of these business policies in August 2013 and all of them will become mandatory in 2015); automatic enrollment of new sellers in an automated eBay returns process, and other products and features through which we are increasingly intermediating more aspects of transactions between buyers and sellers using our platforms;

•
our ability to retain an active user base, attract new users, especially in countries where market penetration of our services is high or if the growth of online and mobile commerce slows, and encourage existing users to list items for sale and purchase items through our websites and mobile platforms, or use our payment services, especially in the face of improving competitor platforms;

•
consumer confidence in the safety and security of transactions using our websites and technology (including through mobile devices) and customer concerns arising from the actual or perceived use of personally identifiable information and the effect on such confidence of any changes in our practices and policies or of any events such as the recent data security incident that led us to require eBay Marketplaces customers to reset their passwords or data security breaches at other companies that may impact general consumer confidence in online transactions;

•	our ability to address a slower rate of growth in the Marketplaces segment;

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

•	technical difficulties or service interruptions involving our websites;

•	disruptions to services provided to us or our users by third parties;

•	our ability to manage the transaction loss rate in our Marketplaces, Payments and Enterprise businesses;

•	our ability to manage funding costs, credit risk and interest-rate risk associated with our Bill Me Later (now known as PayPal Credit) business and our other credit products;

•
our ability to manage service operations (or effectively partner with a third party for such service operations) for credit portfolios, including at the time we acquire the dual branded retail credit card portfolio currently being jointly offered by PayPal and GE Capital;

•	our ability to successfully and cost-effectively integrate and manage businesses that we acquire;

•	the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our businesses, operations and infrastructure;

•	our ability to efficiently manage our capital and cash flows and our ability to effectively manage and deploy free cash within and outside of the United States;

•	our ability to comply with the requirements of entities whose services are required for our operations, such as payment card networks and banks;

•	the cost and availability of traditional and online advertising, and the success of our brand building and marketing campaigns;

•	business disruptions, costs and future events related to shareholder activism;

•	our ability to attract new personnel in a timely and effective manner and to retain key employees;

•	the continued healthy operation of our technology suppliers and other commercial counterparties;

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

The growth rate of Internet users is slowing in many countries where we have a significant presence. As our growth rates in established markets slow, we will increasingly need to focus on keeping existing Marketplaces users (especially our top buyers and sellers) and PayPal account holders (especially in our merchant services business) active and increasing their activity level on our websites and mobile platforms in order to continue to grow those businesses. The growth of Internet users is accelerating in some countries and regions where we do not have a significant presence (e.g., Brazil/Latin America, Russia, China and certain other countries in which we do not have a meaningful (or, in some cases, any) domestic business). If we are unable to establish our businesses and drive adoption of our services in such markets, our future growth would be negatively impacted. New users in such markets exhibit different behaviors than those from our more developed markets; including fewer interactions, lower levels of engagement, lower conversion and/or lower values of each interaction or conversion.

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

Our Payments business continues to face increased competitive pressure, including from relatively new competitors and large Internet companies.  In particular, user sophistication and technological advances have increased expectations around the user experience for online and mobile payments, including speed of response and ease of use for both merchants and consumers.  Competitive pressure and technological advancement are also reducing the fees that can be charged for payments services. If we are unable to continue to adapt our services in ways that improve the user experience and increase user engagement, our growth in revenue and global active accounts may be negatively impacted, which could harm our business.

Our Marketplaces business continues to face increased competitive pressure online and offline, and due to the convergence of online and offline commerce. In particular, the competitive norm for, and the expected level of service from, ecommerce and mobile commerce has significantly increased, due to, among other factors, improved user experience, greater ease of buying goods, lower (or no) shipping costs, faster shipping times and more favorable return policies. If we are unable to adapt our services in ways that reflect the changing demands of the ecommerce and mobile commerce marketplaces, particularly the higher growth of sales of fixed-price items and higher expected service levels (some of which depend on services provided by sellers on our platforms), our business will suffer.

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

For the six months ended June 30, 2014, foreign currency movements relative to the U.S. dollar positively impacted net revenues by $92 million (inclusive of a negative impact of approximately $40 million from hedging activities included in Payments net revenue) compared to the same period of the prior year. As foreign currency exchange rates vary relative to the U.S. dollar, net revenues and other operating results, when translated, may differ materially from expectations. In particular, to the extent the U.S. dollar strengthens against the Euro, British pound, Korean won, Australian dollar or Canadian dollar, our foreign revenues and profits will be reduced as a result of these translation adjustments. While from time to time we enter into transactions to hedge portions of our foreign currency translation exposure, it is impossible to predict or completely eliminate the effects of this exposure. Fluctuations in foreign currency exchange rates could significantly impact our financial results, which may result in an impact on the price of our stock.

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

In May 2010, a lawsuit was filed against Bill Me Later, PayPal and eBay in California state court, alleging that in its relationship with the chartered financial institution, Bill Me Later is acting as the true lender to customers and violating various California laws, including the state’s usury law. That suit was later removed to the U.S. District Court for the Central District of California. In September 2011, WebBank requested to intervene in the action and was added as a party to the action. In October 2011, the court transferred the case to the U.S. District Court for the District of Utah. Following the transfer, the Utah Court allowed plaintiffs the opportunity to amend the complaint and plaintiffs filed an amended complaint in February 2012. We and WebBank filed a motion to dismiss all claims in the amended complaint in March 2012. A hearing on the motion was held by the court in September 2012. In May 2014, the court ruled in our favor, dismissing all claims in the plaintiffs’ lawsuit. The plaintiff did not appeal the lower court’s ruling.

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

While PayPal currently allows its customers with credit cards to send payments from approximately 200 markets, PayPal only allows customers in 110 of those markets (including the U.S.) to receive payments, in some cases with significant restrictions on the manner in which customers can withdraw funds. These limitations may affect PayPal’s ability to grow in these markets. Of the markets whose residents can use the PayPal service, 32 (28 countries plus four French overseas departments) are members of the European Union, or EU. Since 2007, PayPal has provided localized versions of its service to customers in the EU through PayPal (Europe) S.à r.l. et Cie, SCA (PayPal (Europe)), a wholly-owned subsidiary of PayPal that is licensed and subject to regulation as a bank in Luxembourg by the Commission de Surveillance du Secteur Financier (CSSF). Accordingly, PayPal (Europe) is subject to significant fines or other enforcement action if it violates the disclosure, reporting, anti-money laundering, capitalization, funds management, corporate governance, privacy, information security, taxation, sanctions or other requirements imposed on Luxembourg banks. Any fines or other enforcement actions imposed by the Luxembourg regulator could adversely affect PayPal’s business. PayPal (Europe) implements its localized services in EU countries through a “passport” notification process through the Luxembourg regulator to regulators in other EU member states pursuant to EU Directives, and has completed the “passport” notification process in all EU member countries other than Croatia. The regulators in these countries could notify PayPal (Europe) of local consumer protection laws that apply to its business, in addition to Luxembourg consumer protection law, and could also seek to persuade the Luxembourg regulator to order PayPal (Europe) to conduct its activities in the local country through a branch office. These or similar actions by these regulators could increase the cost of, or delay, PayPal’s plans for expanding its business in EU countries. In addition, national interpretations of regulations implementing the EU Payment Services Directive, which established a new regulatory regime for payment services providers in 2009, may be inconsistent, which could make compliance more costly and operationally difficult to manage. The European Commission has proposed revisions to the Payments Services Directive, which could further make compliance more costly and operationally difficult to manage.

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

To date, PayPal has obtained licenses to operate as a money transmitter (or its equivalent), in 47 U.S. states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. PayPal is also licensed as an escrow agent in one U.S. state. The two remaining U.S. states where PayPal has not applied for a license do not currently regulate money transmitters. PayPal’s subsidiary Venmo, which was acquired as part of the Braintree acquisition, provides its peer-to-peer payment service as an agent of an unaffiliated money transmitter, PreCash. Venmo is also licensed as a money transmitter in California and Washington, has applied for a license in Hawaii and may need to obtain additional state licenses. As licensed money transmitters, PayPal and Venmo are subject to restrictions on their investment of customer funds, reporting requirements, bonding requirements and inspection by state regulatory agencies. If PayPal or Venmo were found to be in violation of money services laws or regulations, PayPal or Venmo could be subject to liability and/or additional restrictions, forced to cease doing business with residents of certain states, forced to change its business practices or required to obtain additional licenses or regulatory approvals that could impose a substantial cost on PayPal or Venmo. Any change to PayPal’s business practices that makes the service less attractive to customers or prohibits its use by residents of a particular jurisdiction could also decrease the velocity of trade on eBay and websites operated by Enterprise clients that accept PayPal as a form of payment, which would further harm our business.

In 2012, PayPal’s California regulator, the Division of Financial Institutions under the California Department of Business Oversight, notified PayPal that PayPal’s practice of holding the funds underlying U.S. customer balances as an agent on behalf of its customers, rather than as owner of those funds, meant that PayPal could not treat those funds as liquid assets for purposes of the liquidity rules applicable to California money transmitter licensees.  Based on changes to our U.S. PayPal user agreement effective November 2012, PayPal began holding U.S. customer balances as direct claims against PayPal, rather than as an agent or custodian on behalf of such PayPal customers. As a result, effective November 2012, all U.S. PayPal customer balances, which were previously reported as off-balance sheet, have been reflected as assets in our consolidated balance sheet under "Funds receivable and customer accounts," with an associated liability under "Funds payable and amounts due to customers." In addition, the customer balances are not qualified for pass-through FDIC insurance and U.S. PayPal customers are general creditors of PayPal with respect to such customer balances.

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

In many of the markets (other than Singapore) served by 3PL, it is not clear whether PayPal’s Singapore-based service is subject only to Singaporean law or, if it is subject to local laws, whether such local laws would require a payment processor like PayPal to be licensed as a bank or financial institution or otherwise. In such markets, PayPal may rely on partnerships with local banks to process payments and conduct foreign exchange in local currency. Local regulators, who do not have direct jurisdiction over Singapore-based 3PL, may use their local regulatory power to slow or halt payments to local merchants conducted through PayPal’s local banking partner. Such regulatory actions impacting local banking partner arrangements could impose substantial costs and involve considerable delay to the provision or development of PayPal services in a given market, or could prevent PayPal from providing any services in a given market. For example, in November 2010, the Reserve Bank of India issued guidelines to Indian banks on the requirements for processing export-related transactions for online payment gateway service providers such as PayPal, including an initial limitation on the amount of individual transactions to no more than $500 (subsequently increased to $3,000 in October 2011 and to $10,000 in June 2013). The Reserve Bank has also approved an application by PayPal’s processing bank in India which permits PayPal to process domestic Indian transactions, subject to the domestic payment intermediary directions issued by the Reserve Bank and other conditions. The Reserve Bank could impose a suspension if it is not satisfied with PayPal’s and its partner bank’s actions to comply with these guidelines. In the event of any non-compliance, PayPal could be subject to fines from the Reserve Bank, and PayPal’s prospects for future business in India, both cross-border and domestic, could be materially and adversely affected. In Taiwan, changes to foreign exchange regulations have required PayPal to change its processes in order to continue offering Taiwanese merchants the ability to receive payments in non-Taiwanese currency and withdraw those payments to their Taiwanese bank in Taiwanese currency. As a result, PayPal has set up a subsidiary in Taiwan to apply for Taiwanese certification, which would enable PayPal to declare foreign exchange transactions on behalf of Taiwanese merchants. In addition, we have entered into a commercial agreement with a Taiwanese bank to facilitate withdrawals for our customers in Taiwan.

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

On August 7, 2013 and January 13, 2014, we received Civil Investigative Demands (CIDs) from the CFPB requesting that we provide testimony, produce documents and provide information relating primarily to the acquisition, management, and operation of the Bill Me Later business, including online credit products and services, advertising, loan origination, customer acquisition, servicing, debt collection, and complaints handling practices.  We are cooperating with the CFPB in connection with the CIDs. The CIDs could lead to an enforcement action and/or one or more consent orders, which may result in substantial costs, including legal fees, fines, penalties and remediation expenses. In addition, resolution of any inquiry could require us to change the manner in which we operate the Bill Me Later business, which could adversely affect our financial results and results of operations.

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

Allegations of infringement of intellectual property rights have resulted in threatened and actual litigation against us from time to time by rights owners, including litigation brought by luxury brand owners such as Tiffany & Co. in the U.S.; Rolex S.A. and Coty Prestige Lancaster Group GmbH in Germany; Louis Vuitton Malletier and Christian Dior Couture in France; and L’Oréal SA, Lancôme Parfums et Beauté & Cie and Laboratoire Garnier & Cie in several European countries. The plaintiffs in these cases sought to hold eBay liable for alleged counterfeit items listed on our websites by third parties; for “tester” and other consumer products labeled in a manner to prevent resale and for unboxed and other allegedly nonconforming products in each case listed on our websites by third parties; for the alleged misuse of trademarks or copyrights in listings or otherwise on our websites and in connection with paid search advertisements; for alleged violations of selective distribution channel laws or parallel import laws for listings of authentic items; and for alleged non-compliance with consumer protection laws.

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

Furthermore, certain court decisions arguably have narrowed the scope of the immunity provided to online service providers like us in the U.S. under the Communications Decency Act. For example, the Ninth Circuit has held that certain immunity provisions under the Communications Decency Act might not apply to the extent that a website owner materially contributes to the development of unlawful content on its website. As our websites continue to add, change or expand the scope of our services, including through increased intermediation of transactions between Buyers and Sellers, challenges to the applicability of these immunities can be expected to continue. In addition, the Paris Court of Appeal ruled in the Louis Vuitton Malletier and Christian Dior Couture cases that applicable laws protecting passive Internet “hosts” from liability are inapplicable to eBay given that eBay actively promotes bidding on its sellers’ listings and receives a commission on successful transactions, and is therefore a broker. The European Court of Justice (ECJ) decision in the L’Oréal case gave broad discretion to national courts in Europe to determine if Internet hosting immunity applies to eBay. Similarly, the ECJ decision in Google v. AEPD purported to extend the jurisdictional reach of member states over foreign Internet companies. Accordingly, our potential liability to third parties for the user-provided content on our sites, particularly in jurisdictions outside the U.S. where laws governing Internet transactions are unsettled, may increase. If we become liable for information provided by our users and carried on our service in any jurisdiction in which we operate, we could be directly harmed and we may be forced to implement new measures to reduce our exposure to this liability, including expending substantial resources or discontinuing certain service offerings, which would negatively affect our financial results. The increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could require us to incur additional costs and harm our reputation and our business.

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

Following our public announcement in May 2014 that criminals were able to penetrate and steal certain data, including user names, encrypted user passwords and other non-financial user data from certain Marketplaces business unit data bases, we received requests for information regarding the incident from numerous regulatory and other government agencies across the world. While we have not been informed of any planned enforcement actions, one or more of these inquiries may lead to charges or penalties being imposed on us.

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

The U.S. Department of Justice (DOJ) and the State of California have alleged that we violated U.S. and California antitrust law by agreeing not to recruit employees from other technology companies.  We filed a motion to dismiss the cases asserted against us and, in September 2013, the U.S. District Court for the Northern District of California granted the motion to dismiss regarding the California asserted case but denied the motion to dismiss regarding the DOJ asserted case. In May 2014, we settled this matter with the DOJ and the settlement was subsequently filed and is subject to approval by the court. Pursuant to the settlement agreement, we agreed to refrain from maintaining or entering into new agreements with other companies to restrict the recruitment and hiring of employees.

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

Over the last several years, we have also enhanced the buyer and seller protections offered by PayPal in certain eBay marketplaces, and in certain countries for transactions outside of eBay marketplaces. In October 2013, PayPal launched and expanded its seller protection to eligible merchants in the Asia Pacific region. These changes to PayPal’s buyer and seller protection program could result in future changes and fluctuations in our Payments transaction loss rate. For the year ended December 31, 2013 and the six months ended June 30, 2014, our Payments transaction and loan losses (including both direct losses and buyer protection payouts for PayPal and Bill Me Later) totaled $551 million and $294 million, representing 0.32% and 0.28% of our net total payment volume, respectively.

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

An increasing number of websites, including those owned by several other large Internet and offline companies, have disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on portions of their websites or infrastructure. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently, may be difficult to detect for a long time and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Unauthorized parties may also attempt to gain access to our systems or facilities through various means, including hacking into our systems or facilities, fraud, trickery or other means of deceiving our employees, contractors and temporary staff. Despite our security measures, our information technology and infrastructure may be vulnerable to cyber-attacks or security incidents due to system configuration, employee error, malfeasance or other vulnerabilities. In May 2014, we publicly announced that criminals were able to penetrate and steal certain data, including user names, encrypted user passwords and other non-financial user data, from eBay’s Marketplaces business unit. Upon making this announcement, eBay Marketplaces required all buyers and sellers on the Marketplaces platform to reset their passwords in order to log into their account. The breach and subsequent password reset have negatively impacted the business.

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

•
the EU has proposed a General Data Protection Regulation that would supersede the European Data Protection Directive. Changes could increase penalties and fines for failing to comply with the new regulation and it is unclear how consistently the new regulation may be enforced. There is significant international pressure against the U.S. and the National Security Agency (NSA) regarding the collection of data by the NSA from U.S. companies. Further restrictions or regulation in the EU could result as a reaction to these events;

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

•
the recent ECJ decision in Google v. AEPD, in which the ECJ found that there is a “right to be forgotten” under the EU Data Protection Directive (i.e. the right to request that personal data be deleted). In deciding this case, the ECJ purported to extend jurisdictional reach over foreign Internet activities. As a result of this decision, significant new restraints may be imposed on the use of personal data throughout the EU, which could impact the growth of Internet businesses in Europe;

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

Our credit operations expose us to additional risks.

Risks associated with our reliance on unaffiliated lenders in providing the Bill Me Later service are discussed in more detail under the caption “Bill Me Later’s operations depend on lending services provided by unaffiliated lenders” above.

The Bill Me Later service relies on third-party merchant processors and payment gateways to process transactions. For the year ended December 31, 2013 and the six months ended June 30, 2014, approximately 59% and 58%, respectively, of all transaction volume by dollar amount through the Bill Me Later service was settled through the facilities of a single vendor. Any disruption to these third party payment processing and gateway services would adversely affect the Bill Me Later service.

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

Over the past several years, the volume of credit extended by the financial institutions issuing the Bill Me Later credit products has increased as we have continued to enable qualified buyers with a PayPal account to use Bill Me Later as a payment funding option for transactions on eBay.com and on certain merchant websites that accept PayPal. We purchase the receivables relating to these consumer loans extended by the issuing banks, and therefore bear the risk of loss in the event of loan defaults. Like other businesses with significant exposure to losses from consumer credit, the Bill Me Later service faces the risk that account holders will default on their payment obligations with respect to the consumer loans, making the receivables uncollectible and creating the risk of potential charge-offs. The rate at which receivables were charged off as uncollectible, or the net charge-off rate, was approximately 5.67% and 5.49%, respectively, for the year ended December 31, 2013 and the six months ended June 30, 2014. The nonpayment rate among Bill Me Later users may increase due to, among other things, changes to underwriting standards by the financial institutions issuing the Bill Me Later credit products, worsening economic conditions, such as a recession or greater austerity in the U.S., and high unemployment rates. Consumers who miss payments on their obligations often fail to repay them, and consumers who file for protection under the bankruptcy laws generally do not repay their credit.

In 2013, PayPal began a pilot program, working with WebBank, for WebBank to offer working capital financing to selected sellers in the U.S., and for PayPal to purchase the related receivables. This program is still in the pilot phase; if expanded, or if we enter into similar credit based products offered to consumers or small businesses, this would present risks similar to those discussed above associated with the Bill Me Later service. PayPal has also recently entered into an extended program agreement with Synchrony (formerly GE Capital Retail Bank) pursuant to which PayPal, one of its affiliates or a third party partner of PayPal will, subject to certain conditions, purchase a dual branded retail credit card portfolio from Synchrony with PayPal ultimately owning the related receivables. This transaction is currently expected to close in the fourth quarter of 2016, although there can be no assurance that this transaction will close on terms currently contemplated, or at all. If this transaction is consummated, it will increase the risks relating to our ownership of consumer loan receivables.

We purchase receivables related to Bill Me Later and other credit accounts through borrowings and cash resources. If we are unable to fund our purchase of receivables related to the credit business adequately or in a cost-effective manner, or if we are unable to efficiently manage the cash resources utilized to purchase the receivables, the growth and profitability of this business would be significantly and adversely affected.

Additionally, in providing credit offerings, we face other risks similar to those faced by PayPal described elsewhere in these Risk Factors, including under the captions “Government inquiries may lead to charges or penalties,” “Our Payments business is subject to a number of laws and regulations, including those governing banking, cross-border and domestic money transmission, foreign exchange and payment services that vary in the markets where we operate,” and “Our Payments business is subject to consumer protection laws and regulations.”

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

We believe that continuing to strengthen our brands will be critical to achieving widespread acceptance of our services, and will require a continued focus on active marketing efforts across all of our brands. We will need to continue to spend substantial amounts of money on, and devote substantial resources to, advertising, marketing and other efforts to create and maintain brand loyalty among users. Since 2005, we have significantly increased the number of brands we are supporting, adding our classified websites (including Den Blå Avis, BilBasen, eBay Classifieds (including eBay Anuncios, eBay Kleinanzeigen and eBay Annunci), GittiGidiyor, Gumtree, Kijiji, LoQUo, Marktplaats.nl, mobile.de, alaMaula and 2dehands.be), StubHub, Bill Me Later, Gmarket, RedLaser, Venmo, Braintree and Enterprise, among others. Each of these brands requires its own resources, increasing the costs of our branding efforts. Brand promotion activities may not yield increased revenues, and even if they do, any increased revenues may not offset the expenses incurred in building our brands. Also, major search engine operators that we use to advertise our brands have frequently changed their rules that govern the pricing, availability and placement of online advertisements (e.g., paid search, keywords), and changes to these rules could require us to increase our spending on online advertisements and adversely affect our ability to use online advertising to promote our brands in a cost-effective manner. If we fail to promote and maintain our brands, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brands, our business and financial results would suffer.

New and existing regulations could harm our business.

We are subject to the same foreign and domestic laws as other companies conducting business on and off the Internet. It is not always clear how existing laws governing issues such as property ownership, copyrights, trademarks and other intellectual property issues, parallel imports and distribution controls, consumer protection, taxation, libel and defamation, obscenity and personal privacy apply to our businesses. Many of these laws were adopted prior to the advent of the Internet, mobile and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Those laws that do reference the Internet, such as the U.S. Digital Millennium Copyright Act, the U.S. “CAN-SPAM” Act and the EU’s new Consumer Rights Directive (which replaced the Distance Selling Directive) and Electronic Commerce Directive are being interpreted by the courts, but their applicability and scope remain uncertain. As our activities, the types of goods and services listed on our websites and mobile platforms, the products and services we offer (including through acquisitions such as GSI, Bill Me Later, Braintree, Venmo and StubHub) and our geographical scope continue to expand, regulatory agencies or courts may claim or hold that we or our users are subject to additional requirements (including licensure) or prohibited from conducting our business in their jurisdiction, either generally or with respect to certain actions (e.g., the sale of real estate, event tickets, cultural goods, boats and automobiles or the application of distance selling laws). Recent financial and political events have increased the level of regulatory scrutiny on large companies in general, and financial services companies in particular, and regulatory agencies may view matters or interpret laws and regulations differently than they have in the past and in a manner adverse to our businesses.

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

The State of Colorado has enacted legislation that takes a different approach by imposing a set of use tax notice and reporting requirements (but not the actual tax collection responsibility) on certain retailers with no physical presence in Colorado. The law is designed to aid Colorado in collecting use tax from Colorado residents who purchase taxable items from out-of-state retailers. The regulation promulgated by the Colorado Department of Revenue excludes from these reporting obligations businesses that sell $100,000 or less into the state in a calendar year, thus limiting the impact on our sellers. The law has been challenged in Federal Court by a number of out-of-state retailers and a Federal District Court has issued an injunction blocking enforcement of the regulations pending a resolution of the case. Although in March 2012, a Federal District Court struck down the Colorado law as unconstitutional, the Tenth Circuit Court of Appeals ordered the District Court to dismiss the case on other grounds. The retailers continue to pursue their case in Colorado courts and in February 2014, the Denver District Court issued a preliminary injunction that prohibits the Colorado Department of Revenue from enforcing the use tax notice and reporting requirements pending further orders from the court. In June 2014, at the request of retailers, the U.S. Supreme Court granted certiorari to hear the case that was dismissed by the Tenth Circuit Court of Appeals (Direct Marketing Association v. Barbara Brohl, Executive Director, Colorado Department of Revenue, No. 13-1032). Oklahoma and several other states have enacted similar laws but have not taken any published enforcement action to date. While the application of these new state laws to our Marketplaces business has limited direct impact, the proliferation of such state legislation to expand sales and use tax collection on Internet sales, could adversely affect some of our sellers and indirectly harm our business.

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

Similar issues exist outside of the U.S., where the application of VAT or other indirect taxes on ecommerce providers such as eBay is uncertain and evolving. While we attempt to comply in those jurisdictions where it is clear that a tax is due, certain of our subsidiaries have, from time to time, received claims relating to the applicability of indirect taxes to our fees.  We currently pay VAT on fees charged to certain of our users in the EU based on the service provider’s location. Effective January 1, 2015, changes to the rules determining the place of supply (and thus the country of taxation) for all EU based providers of electronically supplied services will require that we pay VAT based on the residence or normal place of business of our customers. These changes may result in our paying a higher rate of VAT on such fees.

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

We continue to work with the relevant tax authorities and legislators to clarify our obligations under new and emerging laws and regulations. Passage of new legislation and the imposition of additional tax or tax-related reporting requirements could harm our users and our business. There has been an increased interest by certain governing and regulatory bodies as well as the international press, especially in Europe, in the tax affairs of multinational and ecommerce companies. While this increased scrutiny has not resulted in any changes in the way taxes are imposed, it could lead to changes in laws or critical investigations of our operations and structure in the future. This could lead to additional tax costs and harm our business.

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

We must constantly add new hardware, update software and add new engineering personnel to accommodate the increased use of our websites and platforms, and the new products and features we regularly introduce. As our PayPal business continues to grow and expand both in terms of geographies and product offerings (e.g., PayPal’s retail point of sale solutions and credit offerings), we are focused on updating our PayPal platform to provide increased scale, improved performance and additional built-in functionality addressing regulatory compliance matters (e.g., anti-money laundering and terrorist financing). This upgrade process, driven in part by the increased competitive pressure that our businesses face, is expensive and time-consuming, and the increased complexity of our websites and the need to support multiple platforms as our portfolio of brands grows increases the cost of additional enhancements. Failure to upgrade our technology, features, transaction processing systems, security infrastructure or network infrastructure in a timely and cost-effective manner to accommodate increased traffic or transaction volume or changes to our site functionality could result in adverse consequences, including unanticipated system disruptions, slower response times, degradation in levels of customer support, impaired quality of users’ experiences of our services, impaired quality of services for third-party application developers using our externally accessible application programming interfaces and delays in reporting accurate financial information, and could result in customer dissatisfaction and the loss of existing users on our websites. We may be unable to effectively upgrade and expand our systems in a timely manner or smoothly integrate any newly developed or purchased technologies or businesses with our existing systems, and any failure to do so could result in problems on our websites. Further, steps to increase the reliability and redundancy of our systems are expensive, could reduce our margins and may not be successful in reducing the frequency or duration of unscheduled downtime.

Risks associated with our Enterprise business’ efforts to enhance its marketing solutions platform and migrate existing Enterprise clients to its new marketing solutions platform are discussed in greater detail under the caption “Our Enterprise business exposes us to additional risks” below.

There are many risks associated with our international operations.

Our international expansion has been rapid and our international business, especially in Germany, the U.K. and Korea, has also become critical to our revenues and profits. Net revenues outside the U.S. accounted for approximately 52% and 53% of our net revenues for the year ended December 31, 2013 and the six months ended June 30, 2014, respectively.

Expansion into international markets, such as our entry into Turkey in May 2011 upon the completion of our acquisition of additional shares in GittiGidiyor, and Marketplaces’ and PayPal’s entry into emerging markets, is an increasing focus of our business. Geographical expansion requires significant management attention and resources and requires us to localize our services to conform to local cultures, laws, regulations, standards, policies and practices. The commercial, financial, Internet and transportation infrastructure in developing countries may make it more difficult for us to replicate our business models. For example, the Russian government has recently imposed new regulations that will require local transaction processing by payment service providers. Some of these developing countries may have legal regimes in which the application of laws and regulations in the online or mobile context is subject to greater uncertainty, as well as a higher incidence of corruption and fraudulent or unethical business practices, than countries in which we are historically accustomed to operating. In many countries, we compete with local companies that understand the local market better than we do, and we may not benefit from first-to-market advantages. We may not be successful in expanding into particular international markets or in generating revenues from foreign operations. In 2007, we contributed our business in China to a joint venture with a local Chinese company; we terminated this joint venture in 2012. Even if we are successful in developing new markets, we often expect the costs of operating new sites to exceed our net revenues from those sites for at least 12 months in most countries.

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

Sanctions imposed by the U.S. government on Russia, and Russian banks, in response to Russia’s annexation of the Crimean peninsula, may result in a series of regulatory changes for non-Russian payment services providers. Such changes may make it costly or difficult for us to continue operating our business in the Russian market.

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

In addition, we have made certain investments, including through joint ventures, in which we have a minority equity interest and/or lack management and operational control. The controlling joint venture partner in a joint venture investment may have business interests, strategies or goals that are inconsistent with ours, and business decisions or other actions or omissions of the controlling joint venture partner or the joint venture company may result in harm to our reputation or adversely affect the value of our investment in the joint venture. In addition, our strategic investments may expose us to additional risks. For example, we have a minority interest in Intershop Communications AG, an entity governed by German law, which could subject us to liability for certain disadvantages to Intershop if we were deemed to be in control of Intershop under German law. Recently, a group of stockholders of Intershop made a stockholder proposal at the annual meeting, requiring Intershop to retain a third party evaluator to ensure that all transactions between Intershop and eBay Enterprise are at arm’s length. An unfavorable finding could require us to change our pricing or the manner in which we do business with Intershop or could require us to pay damages to Intershop. We have also been sued by craigslist, which has alleged that we improperly misused confidential information from craigslist that we received as a minority investor. The complaint alleges breach of contract, breach of fiduciary duty, fraud, unfair competition and false advertising and seeks compensatory and punitive damages, rescission and other relief. Any circumstances, which may be out of our control, that adversely affect the value of our investments, or cost resulting from regulatory action or lawsuits in connection with our investments, could harm our business or negatively impact our financial results.

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

Our Enterprise business is in the process of enhancing its marketing solutions platform and plans to migrate existing clients to its new marketing solutions platform. Our Enterprise business could be negatively impacted if this project is delayed, the functionality of the new marketing solutions platform is not accepted by existing or new clients, or the new marketing solutions platform does not operate as expected.

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

eBay and our Enterprise business are party to certain acquisition agreements relating to entities purchased by GSI Commerce prior to our acquisition of GSI Commerce, and which relate to businesses owned by the entities that we have divested. Kynetic LLC (Kynetic) has agreed to indemnify our Enterprise business for certain liabilities incurred by GSI Commerce under these acquisition agreements including those involved in a dispute which was brought to trial between RueLaLa shareholders, eBay, our Enterprise business and Kynetic. The jury in that matter found against the RueLaLa shareholders on all counts. However, if liabilities are realized in other matters that were not covered by the indemnification provisions or Kynetic was not able or willing to meet its indemnification obligations, our Enterprise business would be liable for them and its business could be harmed.

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

Our StubHub business receives funds directly from buyers for tickets purchased from sellers, and subsequently pays the sellers upon shipment of the tickets. StubHub recently received a license in Luxembourg for intermediation of payments for transactions on websites located in the EU. Intermediation of transactions between buyers and sellers could potentially subject StubHub to licensure requirements, laws and regulatory oversight in other jurisdictions, which may increase our costs and harm our tickets business.

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

In addition, our Marketplaces businesses face increased competitive pressure online and offline. In particular, the competitive norm for, and the expected level of service from, ecommerce and mobile commerce has significantly increased, due to, among other factors, improved user experience, greater ease of buying goods, lower (or no) shipping costs, faster shipping times and more favorable return policies. Also, certain platform businesses such as Apple, Google and Facebook, many of whom are larger than we are, have a dominant and secure position in other industries, and offer other goods and services to consumers and merchants which we do not offer. Some of our competitors, such as Google, control other products and services that are important to our success, including credit card interchange, Internet search and mobile operating systems. Recently, Google made changes to its search algorithms that had the effect of reducing the amount of traffic our Marketplaces business receives from free search on Google. If we are unable to change our products, offerings and services in ways that reflect the changing demands of the ecommerce and mobile commerce marketplaces, particularly the higher growth of sales of fixed-price items and higher expected service levels (some of which depend on services provided by sellers on our platforms) or compete effectively with and adapt to changes in larger platform businesses, our business will suffer.

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

Consumers also can turn to many companies that offer a variety of services that provide other channels for buyers to find and buy items from sellers of all sizes, including online aggregation and classifieds websites such as craigslist (in which we own a minority equity stake), Oodle.com and a number of international websites operated by Schibsted ASA or Naspers Limited. Consumers also can turn to shopping-comparison sites, such as Google Shopping. In certain markets, our fixed-price listing and traditional auction-style listing formats increasingly are being challenged by other formats, such as classifieds.

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

Our online shopping comparison websites (Shopping.com) compete with sites such as Google Shopping, Buy.com, Nextag.com, Pricegrabber.com, Shopzilla, Buscapé in Latin America (owned by Naspers) and Yahoo! Product Search, which offer shopping search engines that allow consumers to search the Internet for specified products. In addition, sellers are increasingly utilizing multiple sales channels, including the acquisition of new customers by paying for search-related advertisements on horizontal search engine sites such as Google, Yahoo!, Naver and Baidu. We use product search engines and paid search advertising to help users find our sites, but these services also have the potential to divert users to other online shopping destinations. Consumers may choose to search for products and services with a horizontal search engine instead of our sites, and horizontal search engines may send users to other shopping destinations instead of our sites.

Consumers and merchants who might use our sites to sell goods also have many alternatives, including general ecommerce sites such as Amazon, Alibaba and more specialized sites, such as Etsy. Our international sites also compete for sellers with general ecommerce sites such as: Amazon, Rakuten.de, Quelle and Otto in Germany; Leboncoin.fr and PriceMinister (owned by Rakuten) in France; Taobao Marketplace and Taobao Mall in China; Tradus (owned by Naspers) in Poland; Yahoo-Kimo in Taiwan; Lotte, Naver and 11th Street in South Korea; Trading Post and Quicksales in Australia; and Amazon and Play.com (owned by Rakuten) in the United Kingdom and other countries; and Alibaba and AliExpress (owned by Alibaba) in Russia, Brazil and certain less developed markets. Our sellers may choose to sell their goods through other channels, such as classifieds sites. Consumers and merchants also can create and sell through their own sites, and may choose to purchase online advertising instead of using our services. In some countries, there are online sites that have larger customer bases and greater brand recognition than we do, as well as competitors that may have a better understanding of local culture and commerce than we do. As our businesses in developing countries grow, we increasingly may compete with domestic competitors that have advantages we do not possess, such as a greater ability to operate under local regulatory authorities.

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

In addition, certain manufacturers may limit or cease distribution of their products through online channels such as eBay. Manufacturers may attempt to use existing or future government regulation to prohibit or limit ecommerce in certain categories of goods or services. Manufacturers may also attempt to enforce minimum resale price maintenance or minimum advertised price arrangements to prevent distributors from selling on our websites or on the Internet generally, or at prices that would make our website attractive relative to other alternatives. For example, ASICS Corp. has taken steps to restrict Internet sales of their products on platform sites such as eBay.com. Following a probe by the German Federal Cartel Office (“FCO”), Adidas recently issued a statement stepping back from its restrictions, asserting that open marketplaces such as eBay can be used for distribution of its products as long as such marketplaces are capable of meeting Adidas’ criteria. The specific criteria that Adidas may require has not yet been stated. Similarly, the German FCO has issued a strong warning to ASICS Corp. over its restrictions on online sales of its shoes by third parties, saying that these restrictions constitute a de facto ban on Internet distribution. While we view these as positive developments, the adoption by manufacturers of policies, or the adoption of new laws or regulations or interpretations of existing laws or regulations by government authorities, in each case discouraging or restricting the sales of goods or services over the Internet, could force our users to stop selling certain products on our websites. Increased competition or anti-Internet distribution policies or regulations may result in reduced operating margins, loss of market share and diminished value of our brands. As we respond to changes in the competitive environment, we may, from time to time, make pricing, service or marketing decisions or acquisitions that may be controversial with and lead to dissatisfaction among some of our sellers, which could reduce activity on our websites and harm our profitability.

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

•
services that provide online merchants the ability to offer their customers the option of paying for purchases from their bank account or paying on credit, including Western Union’s WU Pay, Dwolla, Acculynk, TeleCheck (a subsidiary of First Data), iDEAL in the Netherlands, Klarna in several European countries, Sofortueberweisung (which recently merged with Klarna) in Germany, PayLib in France and the MyBank pan-European initiative;

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

 Some of PayPal’s competitors, such as Wells Fargo, First Data, American Express, WorldPay (The Royal Bank of Scotland) and GE Capital Retail Bank, also provide processing services to PayPal. If PayPal were to seek to expand the financial products that it offers, either alone or through a commercial alliance or an acquisition, these processing relationships could be negatively affected, or these competitors and other processors could make it more difficult for PayPal to deliver its services.

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

We are subject to scrutiny by various government agencies under U.S. and foreign regulations, including competition laws. Some jurisdictions also provide private rights of action for competitors or consumers to assert claims of anti-competitive conduct. Other companies and government agencies have in the past and may in the future allege that our actions violate the antitrust or competition laws of the U.S., individual states, the European Commission or other countries, or otherwise constitute unfair competition. Contractual agreements with buyers, sellers or other companies could give rise to regulatory action or antitrust litigation. Also, our unilateral business practices could give rise to regulatory action or antitrust litigation. Some regulators, particularly those outside of the U.S., may perceive our business to have so much market power that otherwise uncontroversial business practices could be deemed anticompetitive. In the U.S., we have been sued by a plaintiff representing a putative class of sellers who alleges that we have illegally monopolized a market for online auctions. In Korea, the national competition authority investigated allegations that we have engaged in illegal exclusive conduct and rendered a decision against us in October 2010. Both the main case and a related administrative action were resolved in our favor. The competition authorities in Germany and Australia have conducted investigations (now completed) of various actions taken by our businesses. Other competition authorities have conducted market studies of our industries. Such claims and investigations, even if without foundation, may be very expensive to defend, involve negative publicity and substantial diversion of management time and effort and could result in significant judgments against us or require us to change our business practices.

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

•	significant local, national or global events capturing the attention of a large part of the population, such as the World Cup; and

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

We currently hold a significant amount of our free cash outside of the United States. Such arrangements may have certain tax efficiencies, but they may also place constraints on our possible use of the cash. In the event we determine to repatriate the cash to the United States, or in the event of significant change to tax laws domestically or internationally, we may be subject to significant additional tax liabilities that could negatively impact our results. In that regard, as described under “Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations--Provision for Income Taxes" and-"--Liquidity and Capital Resource Requirements” above, during the first quarter of 2014, we changed our intent with regard to the indefinite reinvestment of unremitted foreign earnings of certain of our foreign subsidiaries for 2013 and prior years and, as a result, accrued deferred taxes of approximately $3 billion.

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

We have substantial indebtedness, and we may incur substantial additional indebtedness in the future, and we may not generate sufficient cash flow from our business to service our indebtedness.

As of June 30, 2014, we had approximately $4.1 billion of senior unsecured notes outstanding and approximately $1.2 billion of senior unsecured indebtedness outstanding under our $2 billion commercial paper program and no indebtedness or letters of credit outstanding under our $3 billion senior unsecured revolving credit facility (of which $2 billion of available borrowing capacity was reserved to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they come due and $1 billion of borrowing capacity was available for other purposes permitted by the credit facility).

We may incur substantial additional indebtedness in the future, including under our commercial paper program and revolving credit facility or through public or private offerings of debt securities. Our outstanding indebtedness and any additional indebtedness we incur may have significant consequences, including, without limitation, any of the following:

•	we will be required to use cash to pay the principal of and interest on our indebtedness;

•	our indebtedness and leverage may increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure;

•	adverse changes in the ratings assigned to our debt securities by credit rating agencies will likely increase our borrowing costs;

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions, share repurchases or other general corporate and other purposes may be limited; and

•	our flexibility in planning for, or reacting to, changes in our business and our industry may be limited.

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

Our users rely on access to the Internet or mobile networks to use our products and services. In many cases, that access is provided by companies that compete with at least some of our offerings, including incumbent telephone companies, cable companies, mobile communications companies and large Internet service providers. Some of these providers have stated that they may take measures that could degrade, disrupt or increase the cost of customers’ use of our offerings by restricting or prohibiting the use of their infrastructure to support or facilitate our offerings, or by charging increased fees to us or our users to provide our offerings. Mobile network operators or operating system providers could block or place onerous restrictions on our ability to offer our mobile applications in their mobile application stores. Internet service providers or mobile network operators could attempt to charge us each time our customers use our offerings. Worldwide, a number of companies have announced plans to take such actions or are selling products designed to facilitate such actions. The United States Federal Communications Commission (FCC) enacted rules in December 2010 (Preserving the Open Internet Broadband Industry Practices (FCC-10-201)) establishing baseline restrictions that would regulate the ability of Internet access companies to interfere with Internet traffic transported over wired and wireless networks. The new rules were challenged in court and the D.C. Circuit Court of Appeals released a ruling on January 14, 2013, affirming the FCC’s jurisdiction over Internet access services but rejecting aspects of the FCC rules that the court interpreted as applying common carrier-type obligations to Internet broadband providers. On May 15, 2014, the FCC released a Notice of Proposed Rulemaking (Notice) on the rules seeking comments to propose public policy to ensure the openness of the Internet. The Notice proposes enhanced transparency, a no-blocking rule and review of discrimination by Internet Service Providers. Any interference with our offerings or higher charges for access to our offerings, whether paid by us or by our customers, could cause us to lose existing customers, impair our ability to attract new customers and harm our revenue and growth.

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

Our Board of Directors has the authority to issue up to 10,000,000 shares of preferred stock and to determine the preferences, rights and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of common stock may be harmed by rights granted to the holders of any preferred stock that may be issued in the future. Some provisions of our certificate of incorporation and bylaws could have the effect of making it more difficult for a potential acquirer to acquire a majority of our outstanding voting stock or take control of our board of directors. These include provisions that provide for a classified board of directors through our annual meeting of stockholders in 2015 (at which time all members of our Board of Directors will be subject to election), prohibit stockholders from taking action by written consent and restrict the ability of stockholders to call special meetings. We are also subject to provisions of Delaware law that prohibit us from engaging in any business combination with any interested stockholder (as defined by Delaware law) for a period of three years from the date the person became an interested stockholder, unless certain conditions are met. This restriction could have the effect of delaying or preventing a change of control.

A future proxy contest could increase costs and prove distracting.

We were involved in a proxy contest with an “activist” stockholder in 2014 relating to both Board seats and a proposal to split the Company into separate payments and ecommerce companies.  We received significant input from our stockholders over the course of the contest and our Board continues to assess our alternatives.  The settlement that ended the 2014 contest does not prevent the activist (or other activist stockholders who own our stock) from initiating another proxy contest in 2015.  If such a contest were to occur, it could involve substantial expense and prove a distraction to our management and employees, which could adversely affect our business.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchase activity during the three months ended June 30, 2014 was as follows:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet be Purchased Under the Programs (1)
April 30, 2014	3,906,456	$54.29	3,906,456	$3,617,891,154
May 31, 2014	20,680,500	$51.27	20,680,500	$2,557,681,458
June 30, 2014	7,813,600	$49.17	7,813,600	$2,173,492,167
	32,400,556		32,400,556

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

During the six months ended June 30, 2014, we repurchased approximately $3.5 billion of our common stock under our stock repurchase programs at an average price of $52.90 per share. As of June 30, 2014, we had repurchased the full amount of common stock authorized under our June 2012 stock repurchase program and a total of approximately $2.2 billion remained available for further repurchases of our common stock under the January 2014 stock repurchase program.  For further details, please see "Part I, Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Stock Repurchases."

Item 3:	Defaults Upon Senior Securities

Not applicable.

Item 4:	Mine Safety Disclosures

Not applicable.

Item 5:	Other Information

Not applicable.

Item 6:	Exhibits

Exhibit 10.01*+	Registrant's 2008 Equity Incentive Award Plan, as amended and restated.
Exhibit 10.02+	Form of Global Stock Option Agreement under Registrant's 2008 Equity Incentive Award Plan.
Exhibit 10.03+	Form of Global Restricted Stock Unit Agreement (and Performance-Based Restricted Stock Unit Agreement) under Registrant's 2008 Equity Incentive Award Plan.
Exhibit 12.01	Statement regarding computation of ratio of earnings to fixed charges.
Exhibit 31.01	Certification of Registrant's Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.02	Certification of Registrant's Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.01	Certification of Registrant's Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.02	Certification of Registrant's Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed with the Commission on May 15, 2014 and incorporated herein by reference.

+	Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eBay Inc.
Principal Executive Officer:

		By:	/s/ John J. Donahoe
John J. Donahoe
President and Chief Executive Officer
Date:	July 18, 2014
Principal Financial Officer:

		By:	/s/ Robert H. Swan
Robert H. Swan
Senior Vice President, Finance and Chief Financial Officer
Date:	July 18, 2014
Principal Accounting Officer:

		By:	/s/ Brian J. Doerger
Brian J. Doerger
Vice President, Chief Accounting Officer
Date:	July 18, 2014

INDEX TO EXHIBITS

Exhibit 10.01*+	Registrant's 2008 Equity Incentive Award Plan, as amended and restated.
Exhibit 10.02+	Form of Global Stock Option Agreement under Registrant's 2008 Equity Incentive Award Plan.
Exhibit 10.03+	Form of Global Restricted Stock Unit Agreement (and Performance-Based Restricted Stock Unit Agreement) under Registrant's 2008 Equity Incentive Award Plan.
Exhibit 12.01	Statement regarding computation of ratio of earnings to fixed charges.
Exhibit 31.01	Certification of Registrant's Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.02	Certification of Registrant's Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.01	Certification of Registrant's Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.02	Certification of Registrant's Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed with the Commission on May 15, 2014 and incorporated herein by reference.

+	Indicates a management contract or compensatory plan or arrangement