Form 10-Q
period 2014-09-30
EBAY INC
filed 2014-10-16
CIK 1065088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 10, 2014, there were 1,242,367,268 shares of the registrant's common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements
eBay Inc.
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2014	December 31, 2013
	(In millions, except par value amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,790	$4,494
Short-term investments	5,601	4,531
Accounts receivable, net	755	899
Loans and interest receivable, net	3,162	2,789
Funds receivable and customer accounts	9,962	9,260
Other current assets	1,384	1,310
Total current assets	25,654	23,283
Long-term investments	5,875	4,971
Property and equipment, net	2,825	2,760
Goodwill	9,220	9,267
Intangible assets, net	642	941
Other assets	260	266
Total assets	$44,476	$41,488
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$250	$6
Accounts payable	339	309
Funds payable and amounts due to customers	9,962	9,260
Accrued expenses and other current liabilities	5,617	2,799
Deferred revenue	185	158
Income taxes payable	138	107
Total current liabilities	16,491	12,639
Deferred and other tax liabilities, net	709	841
Long-term debt	7,346	4,117
Other liabilities	120	244
Total liabilities	24,666	17,841
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.001 par value; 3,580 shares authorized; 1,242 and 1,294 shares outstanding	2	2
Additional paid-in capital	13,580	13,031
Treasury stock at cost, 362 and 296 shares	(12,872)	(9,396)
Retained earnings	17,877	18,854
Accumulated other comprehensive income	1,223	1,156
Total stockholders' equity	19,810	23,647
Total liabilities and stockholders' equity	$44,476	$41,488

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions, except per share amounts)
	(Unaudited)
Net revenues	$4,353	$3,892	$12,981	$11,517
Cost of net revenues	1,389	1,224	4,132	3,587
Gross profit	2,964	2,668	8,849	7,930
Operating expenses:
Sales and marketing	923	755	2,642	2,223
Product development	511	433	1,491	1,318
General and administrative	442	415	1,368	1,242
Provision for transaction and loan losses	249	185	685	553
Amortization of acquired intangible assets	58	81	210	245
Total operating expenses	2,183	1,869	6,396	5,581
Income from operations	781	799	2,453	2,349
Interest and other, net	20	74	24	89
Income before income taxes	801	873	2,477	2,438
Provision for income taxes	(128)	(184)	(3,454)	(432)
Net income (loss)	$673	$689	$(977)	$2,006
Net income (loss) per share:
Basic	$0.54	$0.53	$(0.78)	$1.55
Diluted	$0.54	$0.53	$(0.78)	$1.53
Weighted average shares:
Basic	1,242	1,295	1,258	1,296
Diluted	1,251	1,310	1,258	1,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
	(Unaudited)
Net income (loss)	$673	$689	$(977)	$2,006
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation gain (loss)	(214)	353	(123)	88
Unrealized gains (losses) on investments, net	67	243	(14)	459
Tax (expense) benefit on unrealized gains (losses) on investments, net	(33)	(86)	(1)	(175)
Unrealized gains (losses) on hedging activities, net	174	(135)	211	(24)
Tax (expense) benefit on unrealized gains (losses) on hedging activities, net	(2)	4	(6)	1
Other comprehensive income (loss), net tax	(8)	379	67	349
Comprehensive income (loss)	$665	$1,068	$(910)	$2,355

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2014	2013
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(977)	$2,006
Adjustments:
Provision for transaction and loan losses	685	553
Depreciation and amortization	1,120	1,033
Stock-based compensation	488	412
Gain on sale of equity investments	—	(75)
Deferred income taxes	2,996	258
Changes in assets and liabilities, net of acquisition effects	(276)	(905)
Net cash provided by operating activities	4,036	3,282
Cash flows from investing activities:
Purchases of property and equipment	(902)	(969)
Changes in principal loans receivable, net	(493)	(395)
Purchases of investments	(6,879)	(5,726)
Maturities and sales of investments	4,594	2,710
Acquisitions, net of cash acquired	(59)	(85)
Repayment of note receivable and sale of related equity investments	—	485
Other	(6)	(14)
Net cash used in investing activities	(3,745)	(3,994)
Cash flows from financing activities:
Proceeds from issuance of common stock	178	301
Repurchases of common stock	(3,476)	(1,088)
Excess tax benefits from stock-based compensation	90	180
Tax withholdings related to net share settlements of restricted stock awards and units	(224)	(247)
Proceeds from issuance of debt	3,482	—
Funds receivable and customer accounts, net	(702)	(979)
Funds payable and amounts due to customers, net	702	979
Other	(7)	—
Net cash provided by (used in) financing activities	43	(854)
Effect of exchange rate changes on cash and cash equivalents	(38)	29
Net increase (decrease) in cash and cash equivalents	296	(1,537)
Cash and cash equivalents at beginning of period	4,494	6,817
Cash and cash equivalents at end of period	$4,790	$5,280
Supplemental cash flow disclosures:
Cash paid for interest	$84	$85
Cash paid for income taxes	$229	$348

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — The Company and Summary of Significant Accounting Policies

The Company

We are a global technology company that enables commerce through three reportable segments: Marketplaces, Payments and Enterprise. Our Marketplaces segment includes our eBay.com platform and its localized counterparts and our other online platforms, such as our online classifieds sites and StubHub. Our Payments segment is comprised of PayPal and PayPal Credit (formerly Bill Me Later). Our Enterprise segment includes our Magento business and provides commerce technologies, omnichannel operations and marketing solutions for merchants of all sizes that operate in general merchandise categories.

On September 30, 2014, we announced that our Board of Directors, following a strategic review of our growth strategies and structure, has approved a plan to separate our eBay (consisting of Marketplaces and Enterprise) and PayPal businesses into independent publicly traded companies. We expect to complete the transaction as a tax-free spin-off in the second half of 2015, subject to market, regulatory, and certain other conditions. We also announced that Dan Schulman has been appointed as President of PayPal and CEO-designee of the standalone PayPal company following separation, and that Devin Wenig, currently president of eBay Marketplaces, will become CEO of the new eBay company following separation.

We are required to comply with various regulations worldwide in order to operate our businesses, particularly our Payments business. We also partner with banks and other financial institutions to offer our Payments services globally. Changes in laws or regulations, non-compliance with laws or regulations or loss of key bank or financial institution partners could have a significant adverse impact on our ability to operate our Payments business; therefore, we monitor these areas closely to mitigate potential adverse impacts.

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

Principles of consolidation and basis of presentation

The accompanying condensed financial statements are consolidated and include the financial statements of eBay Inc., our wholly and majority-owned subsidiaries and variable interest entities (“VIE”) where we are the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. Minority interests are recorded as a noncontrolling interest. A qualitative approach is applied to assess the consolidation requirement for VIEs. Investments in entities where we hold at least a 20% ownership interest and have the ability to exercise significant influence, but not control, over the investee are accounted for using the equity method of accounting. For such investments, our share of the investees' results of operations is included in interest and other, net and our investment balance is included in long-term investments. Investments in entities where we hold less than a 20% ownership interest are generally accounted for using the cost method of accounting, and our share of the investees' results of operations is included in our condensed consolidated statement of income to the extent dividends are received.

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ended December 31, 2013. We have evaluated all subsequent events through the date these condensed consolidated financial statements were issued. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for fair presentation of the condensed consolidated financial statements for interim periods.

Recent Accounting Pronouncements

In 2013, the Financial Accounting Standards Board ("FASB") issued new accounting guidance clarifying the accounting for the release of a cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The new standard was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The adoption of this guidance did not have a material impact on financial statements.

In 2013, the FASB issued new accounting guidance clarifying the accounting for obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. The new standard was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The adoption of this guidance did not have a material impact on our financial statements.

In 2013, the FASB issued new accounting guidance requiring the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the consolidated balance sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new standard required adoption on a prospective basis in the first quarter of 2014. The adoption of this guidance did not have a material impact on our financial statements.

In April 2014, the FASB issued new guidance related to reporting discontinued operations. This new standard raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The new standard is effective for fiscal years beginning on or after December 15, 2014 and will impact the treatment of our tax-free spin-off of PayPal expected to occur in the second half of 2015. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. We are evaluating the impact of adopting this new accounting guidance on our financial statements.

In May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition guidance provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for eBay Inc. beginning January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the impact of adopting this new accounting guidance on our financial statements.

In June 2014, the FASB issued new guidance related to development-stage entities. The new standard removes all incremental financial reporting requirements from GAAP for development-stage entities. The accounting standards update also removes an exception provided to development stage entities in consolidations for determining whether an entity is a variable interest entity. The new standard is effective for fiscal years beginning after December 15, 2014. The revised consolidation standards are effective one year later, for fiscal years beginning after December 15, 2015. Early adoption is permitted. We are evaluating the impact, if any, of adopting this new accounting guidance on our financial statements.

In August 2014, the FASB issued new guidance related to the disclosures around going concern. The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our financial statements.

Note 2 — Net Income (loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock and potentially dilutive common stock

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions, except per share amounts)
Numerator:
Net income (loss)	$673	$689	$(977)	$2,006
Denominator:
Weighted average shares of common stock - basic	1,242	1,295	1,258	1,296
Dilutive effect of equity incentive awards	9	15	—	18
Weighted average shares of common stock - diluted	1,251	1,310	1,258	1,314
Net income (loss) per share:
Basic	$0.54	$0.53	$(0.78)	$1.55
Diluted	$0.54	$0.53	$(0.78)	$1.53
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	8	2	54	2

Note 3 — Goodwill and Intangible Assets

Goodwill

The following table presents goodwill balances and adjustments to those balances for each of our reportable segments and corporate investments during the nine months ended September 30, 2014:

	December 31, 2013	Goodwill Acquired	Adjustments	September 30, 2014
	(In millions)
Reportable segments:(1)
Marketplaces	$4,861	$30	$(94)	$4,797
Payments	3,120	—	17	3,137
Enterprise	1,286	—	—	1,286
	$9,267	$30	$(77)	$9,220

(1)	The above table presents recasted annual segment activity to reflect the move of our Magento platform into our Enterprise segment. Prior to this change, Magento was reported in corporate and other.

The adjustments to goodwill during the nine months ended September 30, 2014 were due primarily to foreign currency translation, a post-closing adjustment related to our acquisition of Braintree which closed December 19, 2013 and a change in our reportable segments. Refer to "Note 4 - Segments" for further discussion on the change in our reportable segments.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets

The components of identifiable intangible assets are as follows:

	September 30, 2014				December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
	(In millions, except years)
Intangible assets:
Customer lists and user base	$1,655	$(1,339)	$316	5	$1,653	$(1,213)	$440	5
Marketing related	872	(735)	137	5	780	(677)	103	5
Developed technologies	583	(463)	120	4	554	(401)	153	4
Braintree related(1)	N/A	N/A	N/A	N/A	155	—	155	—
All other	274	(205)	69	4	273	(183)	90	4
	$3,384	$(2,742)	$642		$3,415	$(2,474)	$941

(1)	During the nine months ended September 30, 2014, we allocated the Braintree intangible assets between customer lists, marketing related and developed technologies intangible assets.

Amortization expense for intangible assets was $85 million and $107 million for the three months ended September 30, 2014 and 2013, respectively. Amortization expense for intangible assets was $297 million and $323 million for the nine months ended September 30, 2014 and 2013, respectively.

Expected future intangible asset amortization as of September 30, 2014 is as follows (in millions):

Fiscal years:
Remaining 2014	$80
2015	309
2016	182
2017	44
2018	22
Thereafter	5
$642
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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	amortization of intangible assets;

•	restructuring charges; and

•	stock-based compensation expense.

The following tables summarize the financial performance of our reportable segments and provide a reconciliation to our consolidated operating results for the periods reflected below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Net Revenue
Marketplaces
Net transaction revenues	$1,707	$1,609	$5,156	$4,741
Marketing services and other revenues	449	418	1,329	1,244
	2,156	2,027	6,485	5,985
Payments
Net transaction revenues	1,783	1,493	5,224	4,403
Marketing services and other revenues	167	127	517	389
	1,950	1,620	5,741	4,792
Enterprise
Net transaction revenues	199	185	614	565
Marketing services and other revenues	60	67	181	195
	259	252	795	760

Elimination of inter-segment net revenue (1)	(12)	(7)	(40)	(20)
Total consolidated net revenue	$4,353	$3,892	$12,981	$11,517

Operating income (loss)
Marketplaces	$775	$789	$2,419	$2,406
Payments	407	368	1,360	1,116
Enterprise	—	8	16	9
Corporate and other	(401)	(366)	(1,342)	(1,182)
Total operating income (loss)	$781	$799	$2,453	$2,349

(1) Represents revenue generated between our reportable segments.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5 — Fair Value Measurement of Assets and Liabilities

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013:

Description	Balance as of September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents	$4,790	$3,472	$1,318
Short-term investments:
Restricted cash	38	38	—
Corporate debt securities	4,525	—	4,525
Government and agency securities	4	—	4
Time deposits	150	—	150
Equity instruments	884	884	—
Total short-term investments	5,601	922	4,679
Funds receivable and customer accounts	3,858	—	3,858
Derivatives	169	—	169
Long-term investments:
Corporate debt securities	5,394	—	5,394
Government and agency securities	238	—	238
Total long-term investments	5,632	—	5,632
Total financial assets	$20,050	$4,394	$15,656

Liabilities:
Derivatives	$73	$—	$73

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Description	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents	$4,494	$4,159	$335
Short-term investments:
Restricted cash	17	17	—
Corporate debt securities	3,529	—	3,529
Government and agency securities	43	—	43
Time deposits	49	—	49
Equity instruments	893	893	—
Total short-term investments	4,531	910	3,621
Funds receivable and customer accounts	3,563	—	3,563
Derivatives	44	—	44
Long-term investments:
Corporate debt securities	4,445	—	4,445
Government and agency securities	251	—	251
Total long-term investments	4,696	—	4,696
Total financial assets	$17,328	$5,069	$12,259

Liabilities:
Derivatives	$151	$—	$151

Our financial assets and liabilities are valued using market prices on both active markets (level 1) and less active markets (level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. The majority of our derivative instruments are valued using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as equity prices, interest rate yield curves, option volatility and currency rates. We did not have any transfers of financial instruments between valuation levels during the nine months ended September 30, 2014.

Cash and cash equivalents are short-term, highly liquid investments with original or remaining maturities of three months or less when purchased and are comprised primarily of bank deposits, money market funds and commercial paper. We had total funds receivable and customer accounts of $10.0 billion as of September 30, 2014, of which $3.9 billion was invested in short-term investments. We elect to account for certain customer accounts, including foreign-currency denominated available-for-sale investments, under the fair value option. Election of the fair value option allows us to significantly reduce the accounting asymmetry that would otherwise arise when recognizing foreign exchange gains and losses relating to available for sale investments and the corresponding customer liabilities.

In addition, we had cost and equity method investments of approximately $243 million and $269 million included in long-term investments on our condensed consolidated balance sheet at September 30, 2014 and our consolidated balance sheet at December 31, 2013, respectively. Additionally, as of September 30, 2014, we held no time deposits classified as held to maturity, compared to $6 million as of December 31, 2013, which were recorded at amortized cost.

Our derivative instruments vary in duration depending on contract type. Our foreign exchange derivative contracts are primarily short-term in nature, generally one month to one year in duration. Certain foreign currency contracts designated as cash flow hedges may have a duration of up to 18 months. The duration of our interest rate derivative contracts match the duration of the fixed rate notes due 2019, 2021 and 2024.

As of September 30, 2014 and December 31, 2013, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other financial instruments, including accounts receivable, loans and interest receivable, accounts payable, funds receivable, certain customer accounts, funds payable and amounts due to customers, are carried at cost, which approximates their fair value because of the short-term nature of these instruments.

Note 6 — Derivative Instruments

Summary of Derivative Instruments

Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates and interest rates. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the arrangement. We seek to mitigate such risk by limiting our counterparties to, and by spreading the risk across, major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis. To further limit credit risk, we also enter into collateral security arrangements related to certain interest rate derivative instruments whereby collateral is posted between counterparties if the fair value of the derivative instrument exceeds certain thresholds. Additional collateral would be required in the event of a significant credit downgrade by either party.

Foreign Exchange Contracts

We transact business in various foreign currencies and have significant international revenues as well as costs denominated in foreign currencies, which subjects us to foreign currency risk. We use foreign currency exchange contracts, generally with maturities of 12 months or less, to reduce the volatility of cash flows primarily related to forecasted revenues, expenses, assets and liabilities denominated in foreign currencies. The objective of the foreign exchange contracts is to better ensure that the U.S. dollar-equivalent cash flows are not adversely affected by changes in the applicable U.S. dollar/foreign currency exchange rate. For derivative instruments that are designated as cash flow hedges, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings in the same period the forecasted transaction affects earnings. The ineffective portion of the unrealized gains and losses on these contracts, if any, is recorded immediately in earnings. We evaluate the effectiveness of our foreign exchange contracts on a quarterly basis. We do not use any foreign exchange contracts for trading purposes.

For our derivative instruments designated as cash flow hedges, the amounts recognized in earnings related to the ineffective portion were not material in each of the periods presented, and we did not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness. As of September 30, 2014, we estimate that approximately $84 million of net derivative gains related to our cash flow hedges included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

Interest Rate Contracts

In connection with the July 2014 issuance of our fixed rate notes due 2019, 2021 and 2024, we entered into certain interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with these notes so that the interest payable on these senior notes effectively became variable based on London InterBank Offered Rate (LIBOR) plus a spread. We have designated these swap agreements as qualifying hedging instruments and are accounting for them as fair value hedges. These transactions are characterized as fair value hedges for financial accounting purposes because they protect us against changes in the fair value of certain of our fixed rate borrowings due to benchmark interest rate movements. Changes in the fair values of these interest rate swap agreements are recognized in other assets or other liabilities with a corresponding increase or decrease in long-term debt. Each quarter we pay interest based on LIBOR plus a spread to the counterparty and on a semi-annual basis receive interest from the counterparty per the fixed rate of these senior notes. The net amount is recognized as interest expense in interest and other, net. The ineffective portion of the unrealized gains and losses on these contracts, if any, is recorded immediately in earnings. We evaluate the effectiveness of our contracts on a quarterly basis. We do not use any interest rate swap agreements for trading purposes.

For our derivative instruments designated as fair value hedges, the amounts recognized in earnings related to the ineffective portion were not material in each of the periods presented, and we did not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Derivative Contracts

The fair values of our outstanding derivative instruments as of September 30, 2014 and December 31, 2013 were as follows:

	Balance Sheet Location	September 30, 2014	December 31, 2013
		(In millions)
Derivative Assets:
Foreign exchange contracts designated as cash flow hedges	Other Current Assets	$123	$15
Foreign exchange contracts not designated as hedging instruments	Other Current Assets	46	29
Total derivative assets		$169	$44

Derivative Liabilities:
Foreign exchange contracts designated as cash flow hedges	Other Current Liabilities	$18	$121
Foreign exchange contracts not designated as hedging instruments	Other Current Liabilities	$45	$30
Interest rate contracts designated as fair value hedges	Other Liabilities	$10	N/A
Total derivative liabilities		$73	$151

Total fair value of derivative instruments		$96	$(107)

Under the master netting agreements with the respective counterparties to our derivative contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis on our condensed consolidated balance sheet. As of September 30, 2014, the potential effect of rights of set-off associated with the foreign exchange contracts discussed above would be an offset to both assets and liabilities by $60 million, resulting in net derivative assets and derivative liabilities of $108 million and $2 million, respectively. We are not required to pledge, nor are we entitled to receive, collateral related to our foreign exchange derivative transactions. As of September 30, 2014, we had neither pledged nor received collateral related to our interest rate derivative transactions.

Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following table summarizes the activity of derivative contracts that qualify for hedge accounting as of September 30, 2014 and December 31, 2013, and the impact of these derivative contracts on accumulated other comprehensive income for the nine months ended September 30, 2014:

	December 31, 2013	Amount of gain (loss) recognized in other comprehensive income (effective portion)	Amount of gain (loss) reclassified from accumulated other comprehensive income to net revenue and operating expense (effective portion)	September 30, 2014
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$(106)	$147	$(64)	$105

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Effect of Derivative Contracts on Condensed Consolidated Statement of Income

The following table provides the location in our financial statements of the recognized gains or losses related to our foreign exchange derivative instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Foreign exchange contracts designated as cash flow hedges recognized in net revenues	$(16)	$6	$(56)	$9
Foreign exchange contracts designated as cash flow hedges recognized in operating expenses	—	(2)	(8)	(8)
Foreign exchange contracts not designated as hedging instruments recognized in interest and other, net	13	(4)	(9)	13
Total gain (loss) recognized from foreign exchange derivative contracts in the condensed consolidated statement of income	$(3)	$—	$(73)	$14

The following table provides the location in our financial statements of the recognized gains or losses related to our interest rate derivative instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Gain (loss) from interest rate contracts designated as fair value hedges recognized in interest and other, net	$(10)	$—	$(10)	$—
Gain (loss) from hedged items attributable to hedged risk recognized in interest and other, net	10	—	10	—
Total gain (loss) recognized from in the condensed consolidated statement of income	$—	$—	$—	$—

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notional Amounts of Derivative Contracts

Derivative transactions are measured in terms of the notional amount, but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the derivative instruments. The notional amount is generally not exchanged, but is used only as the basis on which the value of foreign exchange payments under these contracts is determined. The following table provides the notional amounts of our outstanding derivatives:

	September 30,
	2014	2013
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$2,560	$2,901
Foreign exchange contracts not designated as hedging instruments	2,895	3,380
Interest rate contracts designated as fair value hedges	$2,400	N/A
Total	$7,855	$6,281

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7 — Debt
The following table summarizes the carrying value of our outstanding debt:

	Coupon	Carrying Value as of	Effective	Carrying Value as of	Effective
	Rate	September 30, 2014	Interest Rate	December 31, 2013	Interest Rate
	(In millions, except percentages)
Long-Term Debt
Floating Rate Notes:
Senior notes due 2017	LIBOR plus 0.20%	$450	0.560%	—	—%
Senior notes due 2019	LIBOR plus 0.48%	$400	0.812%	—	—%

Fixed Rate Notes:
Senior notes due 2015	0.700%	$—		$250	0.82%
Senior notes due 2015	1.625%	$600	1.805%	$599	1.805%
Senior notes due 2017	1.350%	1,000	1.456%	1,000	1.456%
Senior notes due 2019	2.200%	1,148	2.346%	—	—%
Senior notes due 2020	3.250%	498	3.389%	498	3.389%
Senior notes due 2021	2.875%	748	2.993%	—	—%
Senior notes due 2022	2.600%	999	2.678%	999	2.678%
Senior notes due 2024	3.450%	749	3.531%	—	—%
Senior notes due 2042	4.000%	743	4.114%	743	4.114%
Total senior notes		7,335		4,089
Hedge accounting fair value adjustments		(10)		N/A
Other indebtedness		21		28
Total long-term debt		$7,346		$4,117

Short-Term Debt
Senior notes due 2015	0.700%	250	0.820%	—
Other indebtedness		—		6
Total short-term debt		250		6
Total Debt		$7,596		$4,123
Senior Notes
In July 2014, we issued senior unsecured notes, or senior notes, in an aggregate principal amount of $3.5 billion. This consists of $450 million aggregate principal amount of floating rate notes due 2017, $400 million aggregate principal amount of floating rate notes due 2019, $1.15 billion aggregate principal amount of 2.2% fixed rate notes due 2019, $750 million aggregate principal amount of 2.875% fixed rate notes due 2021 and $750 million aggregate principal amount of 3.45% fixed rate notes due 2024. The floating rate notes due 2017 bear interest at a floating rate equal to the 3-month LIBOR plus 0.20%. The floating rate notes due 2019 bear interest at a floating rate equal to the 3-month LIBOR plus 0.48%. Interest on the floating rate notes due 2017 is paid quarterly on January 28, April 28, July 28 and October 28 of each year. Interest on the floating rate notes due 2019 is paid quarterly on February 1, May 1, August 1 and November 1 of each year. Interest on the fixed rate notes due 2019, 2021 and 2024 is payable semi-annually on February 1 and August 1. The floating rate notes are not redeemable prior to maturity. We may redeem some or all of the fixed rate notes of each series at any time and from time to time prior to their maturity, generally at a make-whole redemption price.

To help achieve our interest rate risk management objectives, in connection with the July 2014 issuance of senior notes, we entered into interest rate swap agreements that effectively converted $2.4 billion of our fixed rate debt to floating rate debt based on LIBOR. These swaps were designated as fair value hedges against changes in the fair value of certain fixed rate senior

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

notes resulting from changes in interest rates. The gains and losses related to changes in the fair value of interest rate swaps substantially offset changes in the fair value of the hedged portion of the underlying debt that are attributable to changes in market interest rates.

The effective interest rates for our senior notes include the interest payable, the amortization of debt issuance costs and the amortization of any original issue discount on these senior notes. Interest on these senior notes is payable either quarterly or semiannually. Interest expense associated with our senior notes, including amortization of debt issuance costs, during the three months ended September 30, 2014 and 2013 was approximately $32 million and $26 million, respectively. Interest expense associated with our senior notes, including amortization of debt issuance costs, during the nine months ended September 30, 2014 and 2013 was approximately $83 million and $79 million, respectively. At September 30, 2014, the estimated fair value of our senior notes included in long-term debt was approximately $7.2 billion.

The indenture pursuant to which the senior notes were issued includes customary covenants that, among other things and subject to exceptions, limit our ability to incur, assume or guarantee debt secured by liens on specified assets or enter into sale and lease-back transactions with respect to specified properties, and also includes customary events of default.
Other Indebtedness
Our other indebtedness is comprised of overdraft facilities. We have formal overdraft facilities in India bearing interest on drawn balances at a rate of approximately 10% per annum. Drawn balances are expected to be repaid in more than one year.
Commercial Paper
We have an up to $2 billion commercial paper program pursuant to which we may issue commercial paper notes with maturities of up to 397 days from the date of issue in an aggregate principal amount at maturity of up to $2 billion outstanding at any time. As of September 30, 2014, there were no commercial paper notes outstanding.
Credit Agreement
As of September 30, 2014, no borrowings or letters of credit were outstanding under our $3 billion credit agreement. However, as described above, we have an up to $2 billion commercial paper program and therefore maintain $2 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due. As a result, at September 30, 2014, $1 billion of borrowing capacity was available for other purposes permitted by the credit agreement. The credit agreement includes customary representations, warranties, affirmative and negative covenants, including a financial covenant, events of default and indemnification provisions in favor of the banks. The negative covenants include restrictions regarding the incurrence of liens, subject to certain exceptions. The financial covenant requires us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio. We were in compliance with all covenants in our outstanding debt instruments for the three-month period ended September 30, 2014.

Note 8 — Commitments and Contingencies

Commitments

 As of September 30, 2014, approximately $19.3 billion of unused credit was available to PayPal Credit accountholders. While this amount represents the total unused credit available, we have not experienced, and do not anticipate, that all of our PayPal Credit accountholders will access their entire available credit at any given point in time. In addition, the individual lines of credit that make up this unused credit are subject to periodic review and termination by the chartered financial institutions that are the issuers of PayPal Credit products based on, among other things, account usage and customer creditworthiness. When a consumer makes a purchase using a PayPal Credit product, the chartered financial institution extends credit to the consumer, funds the extension of credit at the point of sale and advances funds to the merchant. We subsequently purchase the consumer receivables related to the consumer loans and as a result of that purchase, bear the risk of loss in the event of loan defaults. However, we subsequently sell a participation interest in the entire pool of consumer loans to the chartered financial institution that extended the consumer loans. Although the chartered financial institution continues to own each customer account, we own and bear the risk of loss on the related consumer receivables, less the participation interest held by the chartered financial institution, and PayPal Credit is responsible for all servicing functions related to the customer account balances. As of September 30, 2014, the total outstanding balance of this pool of consumer receivables was $3.3 billion, of which the chartered financial institution owned a participation interest of $133 million, or 4.1% of the total outstanding balance of the consumer receivables as of that date.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Litigation and Other Legal Matters

Overview
We are involved in legal proceedings on an ongoing basis. If we believe that a loss arising from such matters is probable and can be reasonably estimated, we accrue the estimated liability in our financial statements. If only a range of estimated losses can be determined, we accrue an amount within the range that, in our judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we accrue the low end of the range. Amounts accrued for legal proceedings for which we believe a loss is probable were not material for the nine months ended September 30, 2014. Except as otherwise noted, we have concluded that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our accruals are also not material. For those proceedings in which an unfavorable outcome is reasonably possible but not probable, we have disclosed an estimate of the reasonably possible loss or range of losses or we have concluded that an estimate of the reasonably possible loss or range arising directly from the proceeding (i.e., monetary damages or amounts paid in judgment or settlement) are not material. If we cannot estimate the probable or reasonably possible loss or range of losses arising from a legal proceeding, we have disclosed that fact.
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

PayPal routinely reports to the U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC) on payments it has rejected or blocked pursuant to OFAC sanctions regulations and on any possible violations of those regulations. PayPal has also cooperated with OFAC in recent years regarding PayPal’s review process over transaction monitoring and has self-reported a large number of small dollar amount transactions that could possibly be in violation of OFAC sanctions. In September 2014, OFAC indicated its willingness to engage in settlement discussions with PayPal regarding the alleged

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

violations. Any such settlement could result in a material loss, which is not reasonably estimable at this time due to the number of factors that OFAC may consider.

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

Indemnification Provisions

In the ordinary course of business, we have included limited indemnification provisions in certain of our agreements with parties with which we have commercial relations, including our standard marketing, promotions and application-programming-interface license agreements. Under these contracts, we generally indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with claims by a third party with respect to our domain names, trademarks, logos and other branding elements to the extent that such marks are applicable to our performance under the subject agreement. In many of its major ecommerce agreements, our Enterprise business has agreed to indemnify Enterprise clients against certain claims by third parties regarding our products and services; these agreements may include indemnities related to various intellectual property rights, and we have provided similar indemnities in a limited number of agreements for our other businesses. In certain cases, we have agreed to provide indemnification for intellectual property infringement. In our PayPal business, we have provided an indemnity to our payment processors in the event of certain third-party claims or card association fines against the processor arising out of conduct by PayPal or PayPal customers. PayPal has also provided a limited indemnity to merchants using its retail point of sale payment services and to manufacturers of its point of sale devices (e.g., the PayPal Here devices and the Beacon device). In addition, PayPal Credit has provided indemnification provisions in its agreements with the chartered financial institutions that issue its credit products. It is not possible to determine the maximum potential loss under these indemnification provisions due to our limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, losses recorded in our statement of income in connection with our indemnification provisions have not been significant, either individually or collectively.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Off-Balance Sheet Arrangements

As of September 30, 2014, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

We have various cash pooling arrangements with financial institutions for cash management purposes. These arrangements allow for cash withdrawals from these financial institutions based upon our aggregate operating cash balances held within the same financial institutions (“Aggregate Cash Deposits”). These arrangements also allow us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by these financial institutions as a basis for calculating our net interest expense or income under these arrangements. As of September 30, 2014, we had a total of $7.0 billion in cash withdrawals offsetting our $7.0 billion in Aggregate Cash Deposits held within these financial institutions under these cash pooling arrangements.

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

The stock repurchase activity under our stock repurchase programs during the nine months ended September 30, 2014 is summarized as follows:

	Shares Repurchased	Average Price per Share	Value of Shares Repurchased	Remaining Amount Authorized
	(In millions, except per share amounts)
Balance as of January 1, 2014	25	$54.30	$1,360	$640
Authorization of additional plan in January 2014				5,000
Repurchase of shares of common stock	66	52.89	3,475	(3,475)
Balance as of September 30, 2014	91	$53.28	$4,835	$2,165

As of September 30, 2014, we had repurchased the full amount of common stock authorized under our June 2012 stock repurchase program and a total of approximately $2.2 billion remained available for future repurchases of our common stock under our January 2014 stock repurchase program. These repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. No repurchased shares of common stock have been retired.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10 — Stock-Based Plans

Stock Option Activity

The following table summarizes stock option activity for the nine months ended September 30, 2014:

Options
(In millions)
Outstanding as of January 1, 2014	14
Granted and assumed	2
Exercised	(4)
Forfeited/expired/canceled	(1)
Outstanding as of September 30, 2014	11

The weighted average exercise price of stock options granted during the period was $55.60 per share and the related weighted average grant date fair value was $13.75 per share.

Restricted Stock Unit Activity

The following table summarizes restricted stock unit ("RSU") activity for the nine months ended September 30, 2014:

Units
(In millions)
Outstanding as of January 1, 2014	34
Awarded and assumed	17
Vested	(12)
Forfeited	(4)
Outstanding as of September 30, 2014	35

The weighted average grant date fair value for RSUs awarded during the period was $55.31 per share.

 Stock-Based Compensation Expense

The impact on our results of operations of recording stock-based compensation expense for the three and nine months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Cost of net revenues	$19	$9	$56	$45
Sales and marketing	46	38	133	112
Product development	57	42	167	120
General and administrative	51	51	132	135
Total stock-based compensation expense	$173	$140	$488	$412
Capitalized in product development	$5	$4	$13	$11

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Valuation Assumptions

We calculated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Risk-free interest rate	1.27%	0.77%	1.19%	0.62%
Expected life (in years)	3.9	3.9	4.1	4.1
Dividend yield	—%	—%	—%	—%
Expected volatility	27%	32%	29%	34%

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

Note 11 — Income Taxes

The following table reflects changes in unrecognized tax benefits for the nine months ended September 30, 2014:

(In millions)
Gross amounts of unrecognized tax benefits as of January 1, 2014	$334
Increases related to prior period tax positions	21
Decreases related to prior period tax positions	(9)
Increases related to current period tax positions	41
Settlements	(10)
Gross amounts of unrecognized tax benefits as of September 30, 2014	$377

As of September 30, 2014, our liabilities for unrecognized tax benefits were included in accrued expenses and other current liabilities, deferred and other tax liabilities, net and as a reduction of the amount of deferred tax asset for tax credit carryforwards.

We recognize interest and/or penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties accrued as of September 30, 2014 and December 31, 2013 was approximately $77 million for both periods.

We are subject to both direct and indirect taxation in the U.S. and various states and foreign jurisdictions. We are under examination by certain tax authorities for the 2003 to 2012 tax years. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these or other examinations. The material jurisdictions where we are subject to potential examination by tax authorities for certain tax years after 2002 include, among others, the U.S. (Federal and California), France, Germany, Korea, Israel, Switzerland, Singapore, the United Kingdom and Canada.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2013, we had approximately $14.0 billion of indefinitely reinvested foreign earnings for which we had not provided U.S. income or applicable foreign withholding taxes. During the first quarter of 2014, we altered our capital allocation strategy. As a result, we provided for U.S. income and applicable foreign withholding taxes on $9.0 billion of undistributed foreign earnings of those subsidiaries for 2013 and prior years, and recorded a deferred tax liability of approximately $3.0 billion, which is included in accrued expenses and other current liabilities on our condensed consolidated balance sheet at September 30, 2014. As of September 30, 2014, we have not repatriated any of these earnings and as such no related taxes have become payable.

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

In addition to the accrual of deferred taxes related to undistributed foreign earnings of certain of our non-U.S. subsidiaries for 2013 and prior years discussed above, during the three and nine months ended September 30, 2014, we recorded U.S. income and applicable foreign withholding taxes of $56 million and $155 million, respectively, based on our estimated 2014 earnings of our non-U.S. subsidiaries not considered indefinitely reinvested in our foreign operations.

Note 12 — Loans and Interest Receivable, Net
Loans and interest receivable primarily represent purchased consumer receivables arising from loans made by our partner chartered financial institutions to individual consumers in the U.S. to purchase goods and services through our PayPal Credit merchant network. Although a chartered financial institution continues to own each respective customer account, we own the related consumer receivable and PayPal Credit is responsible for all servicing functions related to the customer accounts. Effective August 2013, ownership of most of the existing customer accounts was transitioned from WebBank to a new chartered financial institution, Comenity Capital Bank. As part of the arrangement, we sell Comenity Capital Bank a participation interest in the entire pool of consumer receivables outstanding under the customer accounts. During the three months ended September 30, 2014 and 2013, we purchased approximately $1.3 billion and $1 billion, respectively, in consumer receivables. During the nine months ended September 30, 2014 and 2013, we purchased approximately $3.6 billion and $2.8 billion, respectively, in consumer receivables. As of September 30, 2014, the total outstanding balance of this pool of consumer receivables was $3.3 billion, of which Comenity Capital Bank owned a participation interest of $133 million, or 4.1% of the total outstanding balance of the consumer receivables at that date. Comenity Capital Bank has no recourse against us related to its participation interest for failure of debtors to pay when due. The participation interest held by the Comenity Capital Bank has the same priority to the interests held by us and is subject to the same credit, prepayment, and interest rate risk associated with this pool of consumer receivables.
Loans and interest receivable are reported at their outstanding principal balances, net of participation interest sold and pro-rata allowances, including unamortized deferred origination costs and estimated collectible interest and fees. We use a consumer's FICO score, among other measures, in evaluating the credit quality of our consumer receivables. A FICO score is a type of credit score that lenders use to assess an applicant's credit risk and whether to extend credit. Individual FICO scores generally are obtained each quarter the consumer has an outstanding consumer receivable owned by PayPal Credit. The weighted average consumer FICO score related to the pool of consumer receivables and interest receivable balance outstanding as of September 30, 2014 was 686, compared to 688 as of December 31, 2013. As of September 30, 2014 and December 31, 2013, approximately 54.0% and 54.7%, respectively, of the pool of consumer receivables and interest receivable balance was due from consumers with FICO scores greater than 680, which is generally considered "prime" by the consumer credit industry. As of September 30, 2014 and December 31, 2013, approximately 10% and 9.1%, respectively, of the pool of consumer receivables and interest receivable balance was due from customers with FICO scores below 599. As of September 30, 2014 and December 31, 2013, approximately 89% and 90%, respectively, of the portfolio of consumer receivables and interest receivable was current.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2013, we began a pilot program, working with a chartered financial institution, for the chartered financial institution to offer working capital loans to selected merchant sellers in the U.S. We subsequently purchase the related merchant receivable from the chartered financial institution. Under the program, participating merchants can borrow a certain percentage of their annual payment volume processed by PayPal and are charged a fixed fee for the loan. This program is still in the pilot phase. As of September 30, 2014, the total outstanding balance of this pool of merchant receivables was approximately $86 million.
The following table summarizes the activity in the allowance for loans and interest receivable, net of participating interest sold, for the periods indicated:

	Nine Months Ended September 30,
	2014	2013
	(In millions)
Balance as of January 1	$146	$101
Charge-offs	(210)	(161)
Recoveries	20	9
Provision	222	181
Balance as of September 30	$178	$130

Note 13 — Accumulated Other Comprehensive Income
The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended September 30, 2014:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains on Investments	Foreign Currency Translation	Estimated tax (expense) benefit	Total
	(In millions)
Beginning balance	$(69)	$840	$748	$(288)	$1,231
Other comprehensive income before reclassifications	158	88	(214)	(35)	(3)
Amount of gain (loss) reclassified from accumulated other comprehensive income	(16)	21	—	—	5
Net current period other comprehensive income	174	67	(214)	(35)	(8)
Ending balance	$105	$907	$534	$(323)	$1,223

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the changes in accumulated balances of other comprehensive income for the nine months ended September 30, 2014:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains on Investments	Foreign Currency Translation	Estimated tax (expense) benefit	Total
	(In millions)
Beginning balance	$(106)	$921	$657	$(316)	$1,156
Other comprehensive income before reclassifications	147	21	(123)	(7)	38
Amount of gain (loss) reclassified from accumulated other comprehensive income	(64)	35	—	—	(29)
Net current period other comprehensive income	211	(14)	(123)	(7)	67
Ending balance	$105	$907	$534	$(323)	$1,223

The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended September 30, 2013:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains on Investments	Foreign Currency Translation	Estimated tax (expense) benefit	Total
	(In millions)
Beginning balance	$56	$903	$184	$(317)	$826
Other comprehensive income before reclassifications	(131)	243	353	(82)	383
Amount of gain (loss) reclassified from accumulated other comprehensive income	4	—	—	—	4
Net current period other comprehensive income	(135)	243	353	(82)	379
Ending balance	$(79)	$1,146	$537	$(399)	$1,205

The following table summarizes the changes in accumulated balances of other comprehensive income for the nine months ended September 30, 2013:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains on Investments	Foreign Currency Translation	Estimated tax (expense) benefit	Total
	(In millions)
Beginning balance	$(55)	$687	$449	$(225)	$856
Other comprehensive income before reclassifications	(23)	463	88	(174)	354
Amount of gain (loss) reclassified from accumulated other comprehensive income	1	4	—	—	5
Net current period other comprehensive income	(24)	459	88	(174)	349
Ending balance	$(79)	$1,146	$537	$(399)	$1,205

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides details about reclassifications out of accumulated other comprehensive income for the three months ended September 30, 2014 and 2013:

Details about Accumulated Other Comprehensive Income Components	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement of Income
	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
	(In millions)
Gains (losses) on cash flow hedges - foreign exchange contracts	$(16)	$6	Net Revenues
	—	(1)	Cost of net revenues
	—	—	Sales and marketing
	—	(1)	Product development
	—	—	General and administrative
	(16)	4	Total, before income taxes
	—	—	Provision for income taxes
	(16)	4	Total, net of income taxes

Unrealized gains on investments	21	—	Interest and other, net
	21	—	Total, before income taxes
	—	—	Provision for income taxes
	21	—	Total, net of income taxes

Total reclassifications for the period	$5	$4	Total, net of income taxes

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides details about reclassifications out of accumulated other comprehensive income for the nine months ended September 30, 2014 and 2013:

Details about Accumulated Other Comprehensive Income Components	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement of Income
	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
	(In millions)
Gains (losses) on cash flow hedges - foreign exchange contracts	$(56)	$9	Net Revenues
	(2)	(2)	Cost of net revenues
	—	(1)	Sales and marketing
	(4)	(4)	Product development
	(2)	(1)	General and administrative
	(64)	1	Total, before income taxes
	—	—	Provision for income taxes
	(64)	1	Total, net of income taxes

Unrealized gains on investments	35	4	Interest and other, net
	35	4	Total, before income taxes
	—	—	Provision for income taxes
	35	4	Total, net of income taxes

Total reclassifications for the period	$(29)	$5	Total, net of income taxes

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions (such as those relating to future business, future results of operations or financial condition, the planned separation of our eBay and PayPal businesses into independent publicly traded companies, new or planned features or services, or management strategies). You can identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Part II — Item 1A: Risk Factors” of this Quarterly Report on Form 10-Q as well as in our condensed consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or the SEC. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Overview

We are a global technology company that enables commerce through three reportable segments: Marketplaces, Payments and Enterprise. Our Marketplaces segment includes our eBay.com platform and its localized counterparts and our other online platforms, such as our online classifieds sites and StubHub. Our Payments segment is comprised of PayPal and PayPal Credit (formerly Bill Me Later). Our Enterprise segment includes our Magento business and provides commerce technologies, omnichannel operations and marketing solutions for merchants of all sizes that operate in general merchandise categories.

On September 30, 2014, we announced that our Board of Directors, following a strategic review of our growth strategies and structure, has approved a plan to separate our eBay (consisting of Marketplaces and Enterprise) and PayPal businesses into independent publicly traded companies. We expect to complete the transaction as a tax-free spin-off in the second half of 2015, subject to market, regulatory, and certain other conditions. We also announced that Dan Schulman has been appointed as President of PayPal and CEO-designee of the standalone PayPal company following separation, and that Devin Wenig, currently president of eBay Marketplaces, will become CEO of the new eBay company following separation.

Net revenues for the three months ended September 30, 2014 increased 12% to $4.4 billion compared to the same period of the prior year, driven primarily by increases in net revenues from each of our segments. For the three months ended September 30, 2014, our operating margin decreased to 18% from 21% in the same period of the prior year due to higher sales and marketing costs and a greater proportion of our revenue being derived from our Payments segment, which has lower margins than our Marketplaces segment. For the three months ended September 30, 2014, our diluted earnings per share increased to $0.54, a $0.01 increase compared to the same period of the prior year, driven primarily by growth in net revenues and a lower share count. For the three months ended September 30, 2014, we generated cash flow from operations of $1.4 billion, compared to $1.3 billion for the same period of the prior year.

Our Marketplaces segment total net revenues increased $129 million, or 6%, for the three months ended September 30, 2014 compared to the same period of the prior year. The increase in total net revenues was driven primarily by an increase in gross merchandise volume (GMV) (as defined below) of 9% for the three months ended September 30, 2014 compared to the same period of the prior year, which was due primarily to continued growth internationally and in the U.S. and a favorable impact from foreign currency movements relative to the U.S. dollar. We believe that during the period GMV was negatively impacted by declines in volume caused by a continued reduction in traffic primarily the result of Google search engine algorithm changes and disruption from a cyberattack as discussed below. Our Marketplaces segment operating margin decreased by 3.0 percentage points for the three months ended September 30, 2014 compared to the same period of the prior year, due primarily to continued investments in our marketing programs, site operations and business initiatives.

As previously disclosed, during the second quarter of 2014, our Marketplaces segment experienced a cyberattack that compromised an authentication database containing user names, encrypted passwords and other non-financial data of our customers. During the three months ended September 30, 2014, we had no material operating expenses directly related to this cyberattack. We believe that the disruption arising from this cyberattack adversely affected our third quarter 2014 Marketplaces revenues; however, it is not possible to precisely measure the amount of lost revenue directly attributable to the cyberattack. We are unable to predict the full impact of the cyberattack on Marketplaces users' behavior in the future, including whether any resultant loss of customer trust could negatively impact our Marketplaces segment's results of operations on an ongoing basis or require us to increase promotional efforts to regain such trust. Accordingly, we are not able to precisely forecast any possible future impact to our revenues or expenses attributable to the cyberattack.

Our Payments segment total net revenues increased $330 million, or 20%, for the three months ended September 30, 2014 compared to the same period of the prior year. The increase in total net revenues was driven primarily by an increase in net total payment volume (TPV) (as defined below) of 29% and growth in PayPal Credit, partially offset by a lower take rate for the three months ended September 30, 2014 compared to the same period of the prior year. Our Payments segment operating margin decreased by 1.8 percentage points for the three months ended September 30, 2014 compared to the same period of the prior year due primarily to an increase in transaction loss rate and an increased investment in our marketing programs and product development that were partially offset by a favorable transaction expense rate.

Our Enterprise segment total net revenues increased $7 million, or 3%, for the three months ended September 30, 2014 compared to the same period of the prior year. The increase in total net revenues was driven primarily by an increase in Gross Merchandise Sales (as defined below) of 14% for the three months ended September 30, 2014 compared to the same period of the prior year. Our Enterprise segment operating margin decreased 3.2 percentage points for the three months ended September 30, 2014 compared to the same period of the prior year, due primarily to a lower take rate.

We define GMV as the total value of all successfully closed transactions between users on Marketplaces platforms (excluding eBay's classifieds websites, brands4friends and Shopping.com) during the period regardless of whether the buyer and seller actually consummated the transaction; excludes vehicles and real estate gross merchandise volume. We define Net TPV as the total dollar volume of payments, net of payment reversals, successfully completed through our payments networks, including PayPal Credit, Venmo and payments processed through Braintree’s full stack payments platform during the period; it excludes payments sent or received through PayPal's and Braintree's payment gateway businesses. We define Merchant Services Net TPV as the total dollar volume of payments, net of payment reversals, successfully completed through our payments networks, including PayPal Credit, Venmo and payments processed through Braintree's full stack payments platform during the period; it excludes PayPal's and Braintree's payment gateway businesses and payments for transactions on our Marketplaces platforms. We define On eBay Net TPV as the total dollar volume of payments, net of payment reversals, successfully completed through our payments networks, including PayPal Credit, during the period for transactions on our Marketplaces platforms. We define Gross Merchandise Sales as the retail value of all sales transactions, inclusive of freight charges and net of allowance for returns and discounts, which flow through our Enterprise commerce technologies, whether we record the full amount of such transaction as a product sale or a percentage of such transaction as a service fee; excludes volume transacted through the Magento platform. We define ECV as the total Marketplaces GMV, Payments Merchant Services Net TPV and eBay Enterprise Gross Merchandise Sales not earned on eBay or paid for via PayPal or PayPal Credit during the period; it excludes volume transacted through the Magento platform.

Results of Operations

Summary of Net Revenues

We generate two types of net revenues: net transaction revenues and marketing services and other revenues. Our net transaction revenues are derived principally from listing fees and final value fees (which are fees payable on transactions closed on our Marketplaces platforms), fees paid by merchants for payment processing services and ecommerce service fees. Our marketing services revenues are derived principally from the sale of advertisements, revenue sharing arrangements, classifieds fees, marketing service fees and lead referral fees. Other revenues are derived principally from interest and fees earned on the PayPal Credit portfolio of receivables from loans, interest earned on certain PayPal customer account balances and fees from contractual arrangements with third parties that provide services to our users.
The following table sets forth the breakdown of net revenues by type and geography for the periods presented:(1)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Net Revenues by Type:
Net transaction revenues
Marketplaces	$1,707	$1,609	$5,156	$4,741
Payments	1,783	1,493	5,224	4,403
Enterprise	199	185	614	565
Total net transaction revenues	3,689	3,287	10,994	9,709
Marketing services and other revenues
Marketplaces	449	418	1,329	1,244
Payments	167	127	517	389
Enterprise	60	67	181	195
Total marketing services and other revenues	676	612	2,027	1,828
Elimination of inter-segment net revenue (2)	(12)	(7)	(40)	(20)
Total net revenues	$4,353	$3,892	$12,981	$11,517
Net Revenues by Geography:
U.S.	$2,050	$1,873	$6,095	$5,532
International	2,303	2,019	6,886	5,985
Total net revenues	$4,353	$3,892	$12,981	$11,517

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

Because we generated a majority of our net revenues internationally in recent periods, including the three months ended September 30, 2014 and 2013, we are subject to the risks of doing business in foreign countries as discussed under "Part II - Item 1A - Risk Factors." In that regard, fluctuations in foreign currency exchange rates impact our results of operations. We have a foreign exchange risk management program that is designed to reduce our exposure to fluctuations in foreign currencies; however, the effectiveness of this program in mitigating the impact of foreign currency fluctuations on our results of operations varies from period to period, and in any given period our operating results are usually affected, sometimes significantly, by changes in currency exchange rates. Fluctuations in exchange rates also directly affect our cross-border revenue. We calculate the year-over-year impact of foreign currency movements on our business using prior period foreign currency rates applied to current year transactional currency amounts. We expect the impact of foreign currency fluctuations (inclusive of our hedging activities) to negatively impact our financial results during the fourth quarter of 2014.

For the three months ended September 30, 2014, foreign currency movements relative to the U.S. dollar positively impacted net revenues by $38 million (inclusive of a negative impact of approximately $16 million from hedging activities included in Payments net revenue) compared to the same period of the prior year. On a business segment basis, for the three months ended September 30, 2014, foreign currency movements relative to the U.S. dollar positively impacted Marketplaces, Payments, and Enterprise net revenues by approximately $37 million, $1 million, and less than $1 million, respectively, in each case compared to the same period of the prior year (net of the negative impact of hedging activities noted above in the case of Payments net revenues).

For the nine months ended September 30, 2014, foreign currency movements relative to the U.S. dollar positively impacted net revenues by $130 million (inclusive of a negative impact of approximately $56 million from hedging activities included in Payments net revenue) compared to the same period of the prior year. On a business segment basis, for the nine months ended September 30, 2014, foreign currency movements relative to the U.S. dollar positively impacted Marketplaces, Payments, and Enterprise net revenues by approximately $129 million, $1 million, and less than $1 million, respectively, in each case compared to the same period of the prior year (net of the negative impact of hedging activities noted above in the case of Payments net revenues).

The following table sets forth, for the periods presented, certain key operating metrics that we believe are significant factors affecting our net revenues:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2014	2013	Change	2014	2013	Change
	(In millions, except percentage changes)
Supplemental Operating Data:
Marketplaces Segment: (1)
GMV (2)	$20,075	$18,345	9%	$61,105	$54,928	11%
Payments Segment:
Merchant Services Net TPV (3)	$42,235	$30,725	37%	$119,768	$88,619	35%
On eBay Net TPV (4)	$14,341	$13,112	9%	$43,860	$39,071	12%
Net TPV (5)	$56,576	$43,837	29%	$163,628	$127,690	28%
Enterprise Segment:
Gross Merchandise Sales (6)	$900	$787	14%	$2,776	$2,409	15%

(1)	eBay's classifieds websites, brands4friends and Shopping.com are not included in these metrics.

(2)
Total value of all successfully closed transactions between users on Marketplaces platforms during the period regardless of whether the buyer and seller actually consummated the transaction; excludes vehicles and real estate gross merchandise volume.

(3)
Total dollar volume of payments, net of payment reversals, successfully completed through our payments networks, including PayPal Credit, Venmo and payments processed though Braintree's full stack payments platform during the period; excludes PayPal's and Braintree's payment gateway businesses and payments for transactions on our Marketplaces platforms.

(4)
Total dollar volume of payments, net of payment reversals, successfully completed through our payments networks, including PayPal Credit, during the period for transactions on our Marketplaces platforms.

(5)
Total dollar volume of payments, net of payment reversals, successfully completed through our payments networks, including PayPal Credit, Venmo and payments processed through Braintree’s full stack payments platform during the period; excludes payments sent or received through PayPal's and Braintree’s payment gateway businesses.

(6)
Represents the retail value of all sales transactions, inclusive of freight charges and net of allowance for returns and discounts, which flow through our Enterprise commerce technologies, whether we record the full amount of such transaction as a product sale or a percentage of such transaction as a service fee; excludes volume transacted through the Magento platform.

Seasonality

The following table sets forth, for the periods presented, our total net revenues and the sequential quarterly movements of these net revenues:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In millions, except percentage changes)
2012
Net revenues	$3,277	$3,398	$3,404	$3,992
Percent change from prior quarter	(3)%	4%	0%	17%
2013
Net revenues	$3,748	$3,877	$3,892	$4,530
Percent change from prior quarter	(6)%	3%	0%	16%
2014
Net revenues	$4,262	$4,366	4,353	—
Percent change from prior quarter	(6)%	2%	0%	—%

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

Marketplaces Net Transaction Revenues

Marketplaces net transaction revenues increased $98 million, or 6%, while GMV increased 9% during the three months ended September 30, 2014 compared to the same period in the prior year. The increase in net transaction revenue during the three months ended September 30, 2014 was due primarily to growth in volume, as well as a benefit from foreign currency movements against the U.S. dollar, partially offset by increased use of buyer coupons and seller incentives, which are accounted for as a reduction in revenue. Our net transaction revenue growth during the three months ended September 30, 2014 was also negatively impacted by declines in volume caused by a continued reduction in traffic primarily the result of Google's search engine algorithm changes and pricing changes at our StubHub business.

Marketplaces net transaction revenues increased $415 million, or 9%, while GMV increased 11% during the nine months ended September 30, 2014 compared to the same period in the prior year. The increase in net transaction revenues and GMV during the nine months ended September 30, 2014 was due primarily to growth in volume, as well as a benefit from foreign currency movements against the U.S. dollar, partially offset by increased use of buyer coupons and seller incentives, which are accounted for as a reduction in revenue. Our net transaction revenue growth during the nine months ended September 30, 2014 was also negatively impacted by declines in volume caused by a continued reduction in traffic primarily the result of Google's search engine algorithm changes and pricing changes at our StubHub business.

Marketplaces net transaction revenues earned internationally totaled $1.0 billion and $3.0 billion during the three and nine months ended September 30, 2014, respectively, representing 57% of total Marketplaces net transaction revenues in both periods. Marketplaces net transaction revenues earned internationally totaled $878 million and $2.6 billion during the three and nine months ended September 30, 2013, respectively, representing 55% of total Marketplaces net transaction revenues in both periods. The increase in international net transaction revenues as a percentage of Marketplaces total net transaction revenues during the three and nine months ended September 30, 2014 was due primarily to stronger growth in international GMV relative to U.S. GMV, in addition to a favorable impact from foreign currency movements relative to the U.S. dollar.

Payments Net Transaction Revenues

Payments net transaction revenues increased $290 million, or 19%, during the three months ended September 30, 2014 compared to the same period of the prior year, due primarily to an increase in net TPV of 29%, partially offset by a lower take rate. The increase in net TPV was due primarily to growth in consumer and merchant use of PayPal both on and off eBay and the impact from the acquisition of Braintree. The lower take rate was due primarily to a shift to larger merchants who pay lower rates, a higher concentration of Merchant Services volume where we generate a lower take rate and an increase in net TPV generated through our unbranded products such as Braintree. Our Merchant Services Net TPV increased 37% during the three months ended September 30, 2014 compared to the same period of the prior year, and represented 75% of PayPal's net TPV for the three months ended September 30, 2014 compared to 70% in the same period of the prior year. On eBay net TPV increased 9% during the three months ended September 30, 2014 compared to the same period of the prior year, and represented 25% of PayPal's net TPV for the three months ended September 30, 2014 compared to 30% in the same period of the prior year.

Payments net transaction revenues increased $821 million, or 19%, during the nine months ended September 30, 2014 compared to the same period of the prior year, due primarily to an increase in net TPV of 28%, partially offset by a lower take rate. The increase in net TPV was due primarily to growth in consumer and merchant use of PayPal both on and off eBay and the impact from the acquisition of Braintree. The lower take rate was due primarily to a shift to larger merchants who pay lower rates, a higher concentration of Merchant Services volume where we generate a lower take rate and an increase in net TPV generated through our unbranded products such as Braintree. Our Merchant Services Net TPV increased 35% during the nine months ended September 30, 2014 compared to the same period of the prior year, and represented 73% of PayPal's net TPV for the nine months ended September 30, 2014 compared to 69% in the same period of the prior year. On eBay Net TPV increased 12% during the nine months ended September 30, 2014 compared to the same period of the prior year, and represented 27% of PayPal's net TPV in the nine months ended September 30, 2014 compared to 31% in the same period of the prior year.

Payments net transaction revenues earned internationally totaled $1.0 billion and $2.9 billion during the three and nine months ended September 30, 2014, respectively, representing 56% of total Payments net transaction revenues in both periods. Payments net transaction revenues earned internationally totaled $835 million and $2.4 billion during the three and nine months ended September 30, 2013, respectively, representing 56% of total Payments net transaction revenues in both periods.

Enterprise Net Transaction Revenues

Enterprise net transaction revenues increased $14 million and $49 million, or 8% and 9%, during the three and nine months ended September 30, 2014 compared to the same periods of the prior year, due primarily to a 14% and 15% increase in Gross Merchandise Sales for those respective periods, partially offset by a lower take rate.

Marketing Services and Other Revenues

Marketing services and other revenues increased $64 million, or 10%, during the three months ended September 30, 2014 compared to the same period of the prior year, and represented 16% of total net revenues for both periods. The increase in marketing services and other revenues during the three months ended September 30, 2014 was due in part to growth in our PayPal Credit portfolio of consumer receivables and increased revenue from our classifieds businesses.

Marketing services and other revenues increased $199 million, or 11%, during the nine months ended September 30, 2014 compared to the same period of the prior year, and represented 16% of total net revenues for both periods. The increase in marketing services and other revenues during the nine months ended September 30, 2014 was due in part to growth in our PayPal Credit portfolio of consumer receivables, an increase in the revenue share we earn through our current credit program agreement with Synchrony (formerly GE Retail Capital Bank), and increased revenue from our classifieds businesses.

Summary of Cost of Net Revenues

The following table summarizes changes in cost of net revenues for the periods presented(1):

	Three Months Ended September 30,		Change from 2013 to 2014		Nine Months Ended September 30,		Change from 2013 to 2014
	2014	2013	in Dollars	in %	2014	2013	in Dollars	in %
	(In millions, except percentages)
Cost of net revenues:
Marketplaces	$421	$378	$43	11%	$1,246	$1,101	$145	13%
As a percentage of total Marketplaces net revenues	19.5%	18.6%			19.2%	18.4%
Payments	765	665	100	15%	2,271	1,928	343	18%
As a percentage of total Payments net revenues	39.2%	41.0%			39.6%	40.2%
Enterprise	203	178	25	14%	612	557	55	10%
As a percentage of total Enterprise net revenues	78.4%	70.6%			77.0%	73.3%
Corporate and other	—	3	(3)	(100)%	3	1	2	200%
Total cost of net revenues	$1,389	$1,224	$165	13%	$4,132	$3,587	$545	15%
As a percentage of net revenues	31.9%	31.4%			31.8%	31.1%

(1)
During the first quarter of 2014, we changed our reportable segments based upon changes in our organizational structure which reflect the integration of our Magento platform into our Enterprise segment. Prior to this change, Magento was reported in corporate and other. Prior period amounts have been revised to conform to the current period segment reporting structure.

Cost of net revenues consists primarily of costs associated with payment processing, interest expense on borrowings incurred to finance PayPal Credit's portfolio of loan receivables, customer support, site operations and fulfillment. Significant components of these costs include bank transaction fees, credit card interchange and assessment fees, interest expense on indebtedness incurred to finance the purchase of consumer loan receivables related to PayPal Credit accounts, employee compensation, contractor costs, facilities costs, depreciation of equipment and amortization expense.

Marketplaces

Marketplaces cost of net revenues increased $43 million and $145 million, or 11% and 13%, during the three and nine months ended September 30, 2014, respectively, compared to the same periods of the prior year. The increase was due primarily to an increase in volume and continued investment in our site operations, data centers and customer support. The cost of net revenues as a percentage of Marketplaces net revenues increased by 0.9 percentage points and 0.8 percentage points during the three and nine months ended September 30, 2014, respectively, compared to the same periods in the prior year.

Payments

Payments cost of net revenues increased $100 million and $343 million, or 15% and 18%, during the three and nine months ended September 30, 2014, respectively, compared to the same periods of the prior year. The increase was due primarily to the impact of growth in net TPV and growth in our customer support initiatives, offset in part by favorable transaction expense rates. The cost of net revenues as a percentage of Payments net revenues decreased by 1.8 percentage points and 0.6 percentage points during the three and nine months ended September 30, 2014, respectively, compared to the same periods in the prior year.

Enterprise

Enterprise cost of net revenues increased $25 million and $55 million, or 14% and 10%, during the three and nine months ended September 30, 2014, respectively, compared to the same periods of the prior year. This increase was due primarily to the increase in Gross Merchandise Sales. The cost of net revenues as a percentage of Enterprise net revenues increased by 7.8 percentage points and increased by 3.7 percentage points during the three and nine months ended September 30, 2014, respectively, compared to the same periods in the prior year.

Summary of Operating Expenses, Non-Operating Items and Provision for Income Taxes

The following table summarizes changes in operating expenses, non-operating items and provision for income taxes for the periods presented:

	Three Months Ended September 30,		Change from 2013 to 2014		Nine Months Ended September 30,		Change from 2013 to 2014
	2014	2013	in Dollars	in %	2014	2013	in Dollars	in %
	(In millions, except percentage changes)
Sales and marketing	$923	$755	$168	22%	$2,642	$2,223	$419	19%
Product development	511	433	78	18%	1,491	1,318	173	13%
General and administrative	442	415	27	7%	1,368	1,242	126	10%
Provision for transaction and loan losses	249	185	64	35%	685	553	132	24%
Amortization of acquired intangible assets	58	81	(23)	(28)%	210	245	(35)	(14)%
Interest and other, net	20	74	(54)	(73)%	24	89	(65)	(73)%
Provision for income taxes	(128)	(184)	56	(30)%	(3,454)	(432)	(3,022)	700%

The following table summarizes operating expenses, non-operating items and provision for income taxes as a percentage of net revenues for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Sales and marketing	21%	19%	20%	19%
Product development	12%	11%	11%	11%
General and administrative	10%	11%	11%	11%
Provision for transaction and loan losses	6%	5%	5%	5%
Amortization of acquired intangible assets	1%	2%	2%	2%
Interest and other, net	—%	2%	—%	1%
Provision for income taxes	3%	5%	27%	4%

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

Sales and marketing expenses increased $168 million, or 22%, during the three months ended September 30, 2014 compared to the same period of the prior year. The increase in sales and marketing expense was due primarily to an increase in marketing program costs (both online and offline programs), PayPal's brand campaigns and higher employee-related expenses (including consultant costs). Sales and marketing expense as a percentage of net revenues was 21% and 19%, respectively, for the three months ended September 30, 2014 and 2013. We anticipate sales and marketing spend to continue to increase during the fourth quarter of 2014.

Sales and marketing expenses increased $419 million, or 19%, during the nine months ended September 30, 2014 compared to the same period of the prior year. The increase in sales and marketing expense was due primarily to an increase in marketing program costs (both online and offline programs), PayPal's brand campaigns and higher employee-related expenses (including consultant costs and facility costs). Sales and marketing expense as a percentage of net revenues was 20% and 19%, respectively, for the nine months ended September 30, 2014 and 2013.

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

Capitalized internal use and website development costs were $105 million and $282 million in the three and nine months ended September 30, 2014 compared to $94 million and $286 million in the three and nine months ended September 30, 2013 and were primarily incurred by product development resources. Capitalized internal use and website development costs are reflected primarily as a cost of net revenues when amortized in future periods.

Product development expenses increased $78 million, or 18%, during the three months ended September 30, 2014 compared to the same period of the prior year. The increase was due primarily to higher employee-related costs (including consultant costs, facility costs and equipment-related costs) driven by increased investment in platform, mobile and offline. Product development expenses as a net percentage of revenues were 12% and 11% for the three months ended September 30, 2014 and 2013, respectively.

Product development expenses increased $173 million, or 13%, during the nine months ended September 30, 2014 compared to the same period of the prior year. The increase was due to the same factors noted above. Product development expenses as a net percentage of revenues were 11% for both the nine months ended September 30, 2014 and 2013.

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

General and administrative expenses increased $27 million, or 7%, during the three months ended September 30, 2014 compared to the same period of the prior year. The increase was due primarily to higher employee-related costs. General and administrative expenses as a percentage of net revenues were 10% and 11% for the three months ended September 30, 2014 and 2013, respectively.

General and administrative expenses increased $126 million, or 10%, during the nine months ended September 30, 2014 compared to the same period of the prior year. The increase was due primarily to higher employee-related costs (including consultant costs) and professional services. The increase in other professional services was due primarily to proxy related costs. General and administrative expenses as a percentage of net revenues were 11% for both the nine months ended September 30, 2014 and 2013.

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
Provision for transaction and loan losses increased $64 million and $132 million, or 35% and 24%, during the three and nine months ended September 30, 2014, respectively, compared to the same periods of the prior year. Provision for transaction and loan losses as a percentage of net revenues was 6% and 5% for the three months ended September 30, 2014 and 2013, respectively, and 5% for both the nine months ended September 30, 2014 and 2013.
Marketplaces provision for transaction losses increased by $5 million and $29 million, or 9% and 18%, during the three and nine months ended September 30, 2014, respectively, compared to the same periods of the prior year. This increase was driven primarily by an increase in transaction volume, partially offset by improvements in our fraud detection models.

Payments provision for transaction and loan losses increased by $57 million and $99 million, or 43% and 26%, during the three and nine months ended September 30, 2014, respectively, compared to the same periods of the prior year. This increase was due primarily to higher transaction volume, the introduction of new products and initiatives to enhance customers' experience. The increase was also due to growth in our PayPal Credit portfolio of receivables from consumer loans. Modifications to our PayPal Credit acceptable risk parameters did not have a material impact on our provision for loan losses.

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

Amortization of acquired intangible assets decreased by $23 million and $35 million, or 28% and 14%, during the three and nine months ended September 30, 2014, respectively, compared to the same period of the prior year.

Interest and Other, Net

Interest and other, net consists primarily of interest earned on cash, cash equivalents and investments, as well as foreign exchange transaction gains and losses, our portion of operating results from investments accounted for under the equity method of accounting, investment gain/loss on acquisitions and interest expense, consisting of interest charges on any amounts borrowed and commitment fees on unborrowed amounts under our credit agreement and interest expense on our outstanding commercial paper, if any, and debt securities. Interest and other, net excludes interest expense on borrowings incurred to finance PayPal Credit's portfolio of loan receivables, which is included in cost of net revenues.

Interest and other, net decreased $54 million during the three months ended September 30, 2014 compared to the same period of the prior year. The decrease in interest and other, net was due primarily to the sale of our investments in RueLaLa and ShopRunner in the three months ended September 30, 2013.

Interest and other, net decreased $65 million during the nine months ended September 30, 2014 compared to the same period of the prior year. The decrease in interest and other, net was due primarily to the sale of our investments in RueLaLa and ShopRunner during the nine months ended September 30, 2013.

Provision for Income Taxes

Our effective tax rate was 15.9% for the three months ended September 30, 2014 compared to 21.1% for the same period in the prior year. The decrease in our effective tax rate for the three months ended September 30, 2014 compared to the same period of the prior year was due primarily to the repayment of the Kynetic note receivable and the sale of our investments in RueLaLa and ShopRunner during the three months ended September 30, 2013.

Our effective tax rate was 139.4% for the nine months ended September 30, 2014 compared to 17.7% for the same period in the prior year. The increase in our effective tax rate for the nine months ended September 30, 2014 compared to the same period in the prior year was due primarily to a first quarter 2014 accrual of approximately $3.0 billion of U.S. income and applicable foreign withholding taxes on $9.0 billion of undistributed foreign earnings of certain of our foreign subsidiaries for 2013 and prior years.

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

In addition to the accrual of deferred taxes related to undistributed foreign earnings of certain of our non-U.S. subsidiaries for 2013 and prior years discussed above, during the three months and nine months ended September 30, 2014, we recorded $56 million and $155 million of U.S. income and applicable foreign withholding taxes on $165 million and $459 million of undistributed foreign earnings of our non-U.S. subsidiaries, respectively. The amount of U.S. income and applicable foreign taxes recorded for each period is based on our estimated 2014 earnings of our non-U.S. subsidiaries that are not considered indefinitely reinvested in our foreign operations.

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

Liquidity and Capital Resources

Cash Flows

	Nine Months Ended September 30,
	2014	2013
	(In millions)
Net cash provided by (used in):
Operating activities	$4,036	$3,282
Investing activities	(3,745)	(3,994)
Financing activities	43	(854)
Effect of exchange rates on cash and cash equivalents	(38)	29
Net increase/(decrease) in cash and cash equivalents	$296	$(1,537)

Operating Activities

The net cash provided by operating activities of $4.0 billion in the nine months ended September 30, 2014 was due to a net loss of $977 million offset by adjustments of $3 billion in deferred income taxes, $1.1 billion in depreciation and amortization, $685 million in provision for transaction and loan losses and $488 million in stock-based compensation and a decrease of $276 million in changes in assets and liabilities, net of acquisition effects.

The net cash provided by operating activities of $3.3 billion in the nine months ended September 30, 2013 was due to net income of $2 billion with adjustments of $1.0 billion in depreciation and amortization, $553 million in provision for transaction and loan losses, $412 million in stock-based compensation and $258 million in deferred income taxes and a decrease of $905 million in changes in assets and liabilities, net of acquisition effects and a $75 million gain on the sale of equity investments.

Investing Activities

The net cash used in investing activities of $3.7 billion in the nine months ended September 30, 2014 was due primarily to cash paid for purchases of investments of $6.9 billion, purchases of property and equipment of $902 million and an increase of $493 million in loans receivable, net offset by proceeds of $4.6 billion from the maturities and sale of investments.

The net cash used in investing activities of $4.0 billion in the nine months ended September 30, 2013 was due primarily to cash paid for the purchases of investments of $5.7 billion and purchases of property and equipment of $969 million, partially offset by proceeds of $2.7 billion from the maturities and sale of investments and $485 million resulting from the repayment of the Kynetic note receivable and the sale of our investments in RueLaLa and ShopRunner.

Financing Activities

The net cash provided by financing activities of $43 million in the nine months ended September 30, 2014 was due primarily to cash inflows from $3.5 billion from the issuance of senior notes, $178 million from the issuance of common stock in connection with the exercise of stock options and the effect of $90 million of excess tax benefits from stock-based compensation. These cash inflows were partially offset by cash outflows of $3.5 billion to repurchase common stock and cash paid for tax withholdings in the amount of $224 million related to net share settlements of restricted stock units and awards.

The net cash used in financing activities of $854 million in the nine months ended September 30, 2013 was due primarily to cash outflows of $1.1 billion to repurchase common stock and cash paid for tax withholdings in the amount of $247 million related to net share settlements of restricted stock units and awards. These cash outflows were partially offset by cash inflows of $301 million from the issuance of common stock in connection with the exercise of stock options and the effect of $180 million of excess tax benefits from stock-based compensation.

The negative effect of exchange rate movements on cash and cash equivalents during the nine months ended September 30, 2014 was due to the strengthening of the U.S. dollar against other currencies, primarily the Korean Won and Euro. The positive effect of exchange rate movements on cash and cash equivalents during the nine months ended September 30, 2013 was due to the weakening of the U.S. dollar against other currencies, primarily the Euro.

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

During the nine months ended September 30, 2014, we repurchased approximately $3.5 billion of our common stock under our stock repurchase programs. We expect, subject to market conditions and other uncertainties, to continue making opportunistic repurchases of our stock on an accelerated basis, potentially on a near term basis. As of September 30, 2014, we had repurchased the full amount of common stock authorized under our June 2012 stock repurchase program and a total of approximately $2.2 billion remained available for further repurchases of our common stock under our January 2014 stock repurchase program.

Shelf Registration Statement and Long-Term Debt

At September 30, 2014, we had an effective shelf registration statement on file with the Securities and Exchange Commission that allows us to issue various types of debt securities, as well as common stock, preferred stock, warrants, depositary shares representing fractional interest in shares of preferred stock, purchase contracts and units from time to time in one or more offerings. Each issuance under the shelf registration statement will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. The registration statement does not limit the amount of securities that may be issued thereunder. Our ability to issue securities is subject to market conditions and other factors including, in the case of our debt securities, our credit ratings and compliance with the covenants in our credit agreement.

In July 2014, we issued $3.5 billion of senior unsecured notes, or senior notes, in an underwritten public offering. These senior notes remain outstanding and consist of $450 million aggregate principal amount of floating rate notes due 2017, $400 million aggregate principal amount of floating rate notes due 2019, $1.15 billion aggregate principal amount of 2.2% notes due 2019, $750 million aggregate principal amount of 2.875% notes due 2021 and $750 million aggregate principal amount of 3.45% notes due 2024. These funds were used for general corporate purposes, including, among other things, the repayment of outstanding commercial paper borrowings.

To help achieve our interest rate risk management objectives, in connection with the July 2014 issuance of senior unsecured notes, we entered into interest rate swap agreements that effectively converted $2.4 billion of those fixed rate notes to floating rate debt based on the London InterBank Offered Rate (LIBOR) plus a spread. These swaps were designated as fair value hedges against changes in the fair value of certain fixed rate senior notes resulting from changes in interest rates.

We previously issued senior notes in underwritten public offerings under prior registration statements, of which $250 million aggregate principal amount of 0.70% notes due 2015, $1.0 billion aggregate principal amount of 1.35% notes due 2017, $1.0 billion aggregate principal amount of 2.60% notes due 2022, $750 million aggregate principal amount of 4.00% notes due 2042, $600 million aggregate principal amount of 1.625% notes due 2015 and $500 million aggregate principal amount of 3.250% notes due 2020 remained outstanding as of September 30, 2014.

The indenture pursuant to which the senior notes were issued includes customary covenants that, among other things and subject to exceptions, limit our ability to incur, assume or guarantee debt secured by liens on specified assets or enter into sale and lease-back transactions with respect to specified properties, and also includes customary events of default.

Commercial Paper

We have a $2 billion commercial paper program pursuant to which we may issue commercial paper notes with maturities of up to 397 days from the date of issue in an aggregate principal amount at maturity of up to $2 billion outstanding at any time. As of September 30, 2014, there were no commercial paper notes outstanding. We have in the past used proceeds from the issuance of commercial paper notes for general corporate purposes, including funding share repurchases. We may elect, subject to market conditions, to issue additional commercial paper notes from time to time in the future.

Credit Agreement

As of September 30, 2014, no borrowings or letters of credit were outstanding under our $3 billion credit agreement. As described above, we have an up to $2 billion commercial paper program and maintain $2 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due. As a result, at September 30, 2014, $1 billion of borrowing capacity was available for other purposes permitted by the credit agreement. The credit agreement contains customary representations, warranties, affirmative and negative covenants, including a financial covenant, events of default and indemnification provisions in favor of the banks. The negative covenants include restrictions regarding the incurrence of liens, subject to certain exceptions. The financial covenant requires us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio.

Other Indebtedness

 In addition to the debt described above, as of September 30, 2014, we had $21 million of borrowings outstanding under our overdraft facilities.

We were in compliance with all covenants in our outstanding debt instruments for the three-month period ended September 30, 2014.

Commitments

As of September 30, 2014, approximately $19.3 billion of unused credit was available to PayPal Credit accountholders. While this amount represents the total unused credit available, we have not experienced, and do not anticipate, that all of our PayPal Credit accountholders will access their entire available credit at any given point in time. In addition, the individual lines of credit that make up this unused credit are subject to periodic review and termination by the chartered financial institutions that are the issuers of PayPal Credit products based on, among other things, account usage and customer creditworthiness. When a consumer makes a purchase using a PayPal Credit product, the chartered financial institution extends credit to the consumer, funds the extension of credit at the point of sale and advances funds to the merchant. We subsequently purchase the consumer receivables related to the consumer loans and as a result of that purchase, bear the risk of loss in the event of loan defaults. However, we subsequently sell a participation interest in the entire pool of consumer loans to the chartered financial institution that extended the consumer loans. Although the chartered financial institution continues to own the customer accounts, we own and bear the risk of loss on the related consumer receivables, less the participation interest held by the chartered financial institution, and PayPal Credit is responsible for all servicing functions related to the customer account balances. As of September 30, 2014, the total outstanding balance on this pool of consumer loan receivables was $3.3 billion, of which the chartered financial institution owned a participation interest of $133 million, or 4.1%.

Liquidity and Capital Resource Requirements

As of September 30, 2014 and December 31, 2013, we had assets classified as cash and cash equivalents, as well as short-term and long-term non-equity investments, in an aggregate amount of $15.1 billion and $12.8 billion, respectively. As of September 30, 2014, this amount included assets of these types held outside the U.S. in certain of our foreign operations totaling approximately $10.1 billion. If these assets were distributed to the U.S., we may be subject to additional U.S. tax in certain circumstances. As described under “--Provision for Income Taxes” above, during the first quarter of 2014, we accrued deferred taxes of approximately $3.0 billion on $9.0 billion of undistributed foreign earnings of certain of our foreign subsidiaries for 2013 and prior years that we no longer intend to indefinitely reinvest in our international operations, which is consistent with our capital allocation strategy. As of September 30, 2014, we had not repatriated any of this $9.0 billion of undistributed foreign earnings to the U.S. and, as a result, we have not yet paid U.S. tax on any portion of those earnings. However, to the extent that we repatriate these earnings to the U.S., we will be required to pay U.S. income and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs. To the extent we repatriate this $9.0 billion of undistributed foreign earnings, we estimate, based on current tax rates, that it would increase our U.S. cash by approximately $6.0 billion, net of related tax.

We actively monitor all counterparties that hold our cash and cash equivalents and non-equity investments, focusing primarily on the safety of principal and secondarily on improving yield on these assets. We diversify our cash and cash equivalents and investments among various counterparties in order to reduce our exposure should any one of these counterparties fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments; however, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets. At any point in time we have funds in our operating accounts and customer accounts that are deposited with third party financial institutions.

To the extent that our PayPal Credit or other credit products become more widely available through improved and more comprehensive product integrations with eBay, PayPal and other channels, and as we further promote PayPal Credit or other credit products, customer adoption and usage of such products may expand. Any resulting growth in the portfolio of PayPal Credit or other loan receivables would increase our liquidity needs and any failure to meet those liquidity needs could adversely affect the PayPal Credit business. We currently fund the expansion of the PayPal Credit portfolio of loan receivables with domestic and international cash resources and borrowings.

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

We believe that our existing cash, cash equivalents and short-term and long-term investments, together with cash expected to be generated from operations, borrowings available under our credit agreement and commercial paper program, and our access to capital markets, will be sufficient to fund our operating activities, anticipated capital expenditures and requirements, PayPal Credit portfolio of loan receivables and stock repurchases for the foreseeable future.

Off-Balance Sheet Arrangements

As of September 30, 2014, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

In Europe, we have various cash pooling arrangements with financial institutions for cash management purposes. These arrangements allow for cash withdrawals from these financial institutions based upon our aggregate operating cash balances held in Europe within the same financial institutions (“Aggregate Cash Deposits”). These arrangements also allow us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by these financial institutions as a basis for calculating our net interest expense or income under these arrangements. As of September 30, 2014, we had a total of $7.0 billion in cash withdrawals offsetting our $7.0 billion in Aggregate Cash Deposits held within these financial institutions under these cash pooling arrangements.

Indemnification Provisions

In the ordinary course of business, we have included limited indemnification provisions in certain of our agreements with parties with which we have commercial relations, including our standard marketing, promotions and application-programming-interface license agreements. Under these contracts, we generally indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with claims by a third party with respect to our domain names, trademarks, logos and other branding elements to the extent that such marks are applicable to our performance under the subject agreement. In many of its major ecommerce agreements, our Enterprise business has agreed to indemnify Enterprise clients against certain claims by third parties regarding our products and services; these agreements may include indemnities related to various intellectual property rights, and we have provided similar indemnities in a limited number of agreements for our other businesses. In certain cases we have agreed to provide indemnification for intellectual property infringement. In our PayPal business, we have provided an indemnity to our payment processors in the event of certain third-party claims or card association fines against the processor arising out of conduct by PayPal or PayPal customers. PayPal has also provided a limited indemnity to merchants using its retail point of sale payment services and to manufacturers of its point of sale devices (e.g., the PayPal Here devices and the Beacon device). In addition, PayPal Credit has provided indemnification provisions in its agreements with the chartered financial institutions that issue its credit products. It is not possible to determine the maximum potential loss under these indemnification provisions due to our limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, losses recorded in our consolidated statement of income in connection with our indemnification provisions have not been significant, either individually or collectively.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2013. Our market risk profile has not changed significantly during the first nine months of 2014.

Interest Rate Risk

We are exposed to interest rate risk relating to our investment portfolio and our outstanding debt. We seek to reduce earnings volatility that may result from changes in interest rates.
As of September 30, 2014, approximately 29% of our total cash and investment portfolio was held in cash and cash equivalents. As such, changes in interest rates will impact interest income. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates.

As of December 31, 2013, 100% of the outstanding senior notes issued under our shelf registration statements bore interest at fixed rates. In July 2014, we issued additional senior notes in an aggregate principal amount of $3.5 billion comprised of $850 million of floating rate notes and $2.65 billion of fixed rate notes, as described in the “Shelf Registration Statement and Long-Term Debt” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2) in this Quarterly Report. In order to reduce volatility that may result from changes in interest rates, we entered into $2.4 billion of interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with $1.15 billion of our 2.2% senior notes due July 2019, $750 million of our 2.875% senior notes due July 2021, and $500 million of our 3.450% senior notes due July 2024 so that the interest payable on those notes effectively became variable based on LIBOR plus a spread. Further changes in interest rates will impact interest expense on any borrowings under our revolving credit facility, which bear interest at floating rates, and the interest rate on any commercial paper borrowings we make and any debt securities we may issue in the future and, accordingly, will impact interest expense or cost of net revenues (or both).

As of September 30, 2014, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

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

As of September 30, 2014, our cost and equity method investments totaled $243 million, which represented approximately 2% of our total cash and investment portfolio and were primarily related to equity method investments in privately held companies. We review our investments for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value is other-than-temporary. Our analysis includes a review of recent operating results and trends, recent sales/acquisitions of the securities in which we have invested and other publicly available data.

Equity Price Risk

We are exposed to equity price risk on our marketable equity instruments due to market volatility. As of September 30, 2014, the total fair value of our marketable equity instruments (primarily related to our equity holdings in MercadoLibre) was $884 million, which represented approximately 5% of our total cash and investment portfolio.

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

European Debt Exposures

We actively monitor our exposure to the European markets, including the impact of sovereign debt issues associated with Cyprus, Greece, Ireland, Italy, Portugal and Spain. As of September 30, 2014, we did not have any direct investments in the sovereign debt of these countries or in debt securities issued by corporations or financial institutions organized in these countries. We maintain a small number of operating bank accounts with Spanish, Italian and Portuguese banks that have balances that we do not consider material.

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

•
the planned separation of eBay and PayPal into separate independent companies, which we expect will involve significant costs and expenses and require significant time and attention from our senior management and key employees, which could distract them from operating our business, disrupt operations and result in the loss of business opportunities;

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

•	decreased usage of eBay Marketplaces by customers who were required to reset their passwords (including customers who fail to remember their new password or are only occasional users);

•	our ability to address a slower rate of growth in the Marketplaces segment;

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

•
the impact on PayPal or PayPal Credit (formerly Bill Me Later) of new regulations enacted pursuant to laws regulating financial institutions, including the Dodd-Frank Wall Street Reform and Consumer Protection Act in the U.S., or the Dodd-Frank Act, and the impact of other new laws that may be enacted regulating financial institutions;

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

•	changes to our use of advertising on our websites and mobile platforms;

•	the costs and results of litigation or regulatory actions that involve us;

•	technical difficulties or service interruptions involving our websites;

•	disruptions to services provided to us or our users by third parties;

•	our ability to manage the transaction loss rate in our Marketplaces, Payments and Enterprise businesses;

•	our ability to manage funding costs, credit risk and interest-rate risk associated with our PayPal Credit business and our other credit products;

•
our ability to manage service operations (or effectively partner with a third party for such service operations) for credit portfolios, including at the time we acquire the co-randed retail credit card portfolio currently being jointly offered by PayPal and Synchrony Financial (formerly, GE Capital Retail Bank);

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

Mobile commerce and mobile payments represent an increasingly important part of our businesses. Our users who have joined, and/or primarily interact with, us through mobile devices may exhibit different behaviors than our more traditional ecommerce and payments users. If this or other changes in customer behavior result in fewer interactions, lower levels of engagement, lower conversion and/or lower values of each interaction or conversion, our businesses could be harmed.

Our Payments business continues to face increased competitive pressure, including from relatively new and/or well-financed competitors. Recent technological and competitive changes, such as the general availability of tokenization from the payment card industry, has enabled new competition (for example, Apple has announced its new mobile payments system, Apple Pay). Technological advances and increasing user sophistication have increased expectations around the user experience for online and mobile payments, including speed of response and ease of use for both merchants and consumers. In addition, competitive pressure and technological advancement are reducing the fees that can be charged for payments services. If we are unable to continue to adapt our services in ways that improve the user experience and increase user engagement, our competitive position, revenue, operating results and global active accounts may be negatively impacted, which would harm our Payments business.

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

For the nine months ended September 30, 2014, foreign currency movements relative to the U.S. dollar positively impacted net revenues by $130 million (inclusive of a negative impact of approximately $56 million from hedging activities included in Payments net revenue) compared to the same period of the prior year. As foreign currency exchange rates vary relative to the U.S. dollar, net revenues and other operating results, when translated, may differ materially from expectations. In particular, to the extent the U.S. dollar strengthens against the Euro, British pound, Korean won, Australian dollar or Canadian dollar, our foreign revenues and profits will be reduced as a result of these translation adjustments. While from time to time we enter into transactions to hedge portions of our foreign currency translation exposure, it is impossible to predict or completely eliminate the effects of this exposure. Fluctuations in foreign currency exchange rates could significantly impact our financial results, which may result in an impact on the trading price of our common stock.

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

While PayPal currently allows its customers with credit cards to send payments from approximately 200 markets, PayPal only allows customers in 110 of those markets (including the U.S.) to receive payments, in some cases with significant restrictions on the manner in which customers can withdraw funds. These limitations may affect PayPal’s ability to grow in these markets. Of the markets whose residents can use the PayPal service, 32 (28 countries plus four French overseas departments) are members of the European Union, or EU. Since 2007, PayPal has provided localized versions of its service to customers in the EU through PayPal (Europe) S.à r.l. et Cie, SCA (PayPal (Europe)), a wholly-owned subsidiary of PayPal that is licensed and subject to regulation as a bank in Luxembourg by the Commission de Surveillance du Secteur Financier (CSSF). Accordingly, PayPal (Europe) is subject to significant fines or other enforcement action if it violates the disclosure, reporting, anti-money laundering, capitalization, funds management, corporate governance, privacy, information security, taxation, sanctions or other requirements imposed on Luxembourg banks. Any fines or other enforcement actions imposed by the Luxembourg regulator could adversely affect PayPal’s business. PayPal (Europe) implements its localized services in EU countries through a “passport” notification process through the Luxembourg regulator to regulators in other EU member states pursuant to EU Directives, and has completed the “passport” notification process in all EU member countries other than Croatia. The regulators in these countries could notify PayPal (Europe) of local consumer protection laws that apply to its business, in addition to Luxembourg consumer protection law, and could also seek to persuade the Luxembourg regulator to order PayPal (Europe) to conduct its activities in the local country through a branch office. These or similar actions by these regulators could increase the cost of, or delay, PayPal’s plans for expanding its business in EU countries. In addition, national interpretations of regulations implementing the EU Payment Services Directive, which established a new regulatory regime for payment services providers in 2009, may be inconsistent, which could make compliance more costly and operationally difficult to manage. The European Commission has proposed revisions to the Payments Services and Anti-Money Laundering Directives, which could further make compliance more costly and operationally difficult to manage.

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

To date, PayPal has obtained licenses to operate as a money transmitter (or its equivalent), in 47 U.S. states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. PayPal is also licensed as an escrow agent in one U.S. state. The two remaining U.S. states where PayPal has not applied for a license do not currently regulate money transmitters. PayPal’s subsidiary Venmo, which was acquired as part of the Braintree acquisition, provides its peer-to-peer payment service as an agent of PayPal, Inc.. Venmo is also licensed as a money transmitter in California, Vermont and Washington and has applied for a license in Hawaii and may need to obtain additional state licenses. As licensed money transmitters, PayPal and Venmo are subject to restrictions on their investment of customer funds, reporting requirements, bonding requirements and inspection by state regulatory agencies. If PayPal or Venmo were found to be in violation of money services laws or regulations, PayPal or Venmo could be subject to liability and/or additional restrictions, forced to cease doing business with residents of certain states, forced to change its business practices or required to obtain additional licenses or regulatory approvals that could impose a substantial cost on PayPal or Venmo. Any change to PayPal’s business practices that makes the service less attractive to customers or prohibits its use by residents of a particular jurisdiction could also decrease the velocity of trade on eBay and websites operated by Enterprise clients that accept PayPal as a form of payment, which would further harm our business.

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

In many of the markets (other than Singapore) served by 3PL, it is not clear whether PayPal’s Singapore-based service is subject only to Singaporean law or, if it is subject to local laws, whether such local laws would require a payment processor like PayPal to be licensed as a bank or financial institution or otherwise. In such markets, PayPal may rely on partnerships with local banks to process payments and conduct foreign exchange in local currency. Local regulators, who do not have direct jurisdiction over Singapore-based 3PL, may use their local regulatory power to slow or halt payments to local merchants conducted through PayPal’s local banking partner. Such regulatory actions impacting local banking partner arrangements could impose substantial costs and involve considerable delay to the provision or development of PayPal services in a given market, or could prevent PayPal from providing any services in a given market. For example, in November 2010, the Reserve Bank of India issued guidelines to Indian banks on the requirements for processing export-related transactions for online payment gateway service providers such as PayPal, including an initial limitation on the amount of individual transactions to no more than $500 (subsequently increased to $3,000 in October 2011 and to $10,000 in June 2013). The Reserve Bank has also approved an application by PayPal’s processing bank in India which permits PayPal to process domestic Indian transactions, subject to the domestic payment intermediary directions issued by the Reserve Bank and other conditions. The Reserve Bank could impose a suspension if it is not satisfied with PayPal’s and its partner bank’s actions to comply with these guidelines. In the event of any non-compliance, PayPal could be subject to fines from the Reserve Bank, and PayPal’s prospects for future business in India, both cross-border and domestic, could be materially and adversely affected. In Taiwan, changes to foreign exchange regulations have required PayPal to change its processes to continue offering Taiwanese merchants the ability to receive payments in non-Taiwanese currency and withdraw those payments to their Taiwanese bank in Taiwanese currency. As a result, PayPal has set up a subsidiary in Taiwan to apply for Taiwanese certification, which would enable PayPal to declare foreign exchange transactions on behalf of Taiwanese merchants. In addition, we have entered into a commercial agreement with a Taiwanese bank to facilitate withdrawals for our customers in Taiwan.

Additionally, new payment aggregator regulations in Mexico will require PayPal to register as a payment aggregator and localize the service and offer such service through a Mexican entity. We have until September 2015 to comply with these regulations; however, compliance with these new regulations could impose substantial additional costs and could be operationally difficult to manage.

Even if PayPal is not currently required to be licensed in some jurisdictions, future localization or targeted marketing of PayPal’s service or expansion of the financial products offered by PayPal in those countries (whether alone or through a commercial alliance, joint venture or an acquisition) could subject PayPal to additional licensure requirements, laws and regulations and increased regulatory scrutiny. Even if PayPal does not expand its services in the countries it currently serves, changes in the laws of those countries could also require us to obtain new licenses or submit new registrations. For example, PayPal has begun the process of acquiring a license in Brazil and expects that new laws or regulations may require license applications in the near future in Canada, Turkey, China and Hong Kong. There can be no assurance that PayPal will be able to obtain any such licenses. Even if PayPal were able to obtain such licenses, there are substantial costs and potential product changes involved in maintaining such licenses, and PayPal would be subject to fines or other enforcement action if it violates disclosure, reporting, anti-money laundering, capitalization, corporate governance or other requirements of such licenses. These factors could impose substantial additional costs and involve considerable delay to the development or provision of PayPal’s products in certain countries. Delay or failure to receive such a license or regulatory approval could require PayPal to change its business practices or features in ways that could adversely affect PayPal’s expansion plans or force PayPal to suspend providing products and services to customers in one or more countries.

In November 2008, we acquired PayPal Credit, a company that facilitates credit services offered by unaffiliated banks. PayPal Credit is neither a chartered financial institution nor is it licensed to make loans in any state. Accordingly, PayPal Credit must rely on a bank or licensed lender to issue the PayPal Credit products and extend credit to consumers to offer the PayPal Credit service. In September 2010, WebBank became the issuer of the PayPal Credit products. In August 2013, Comenity Capital Bank became an issuer of the PayPal Credit products, and WebBank transferred most of the customer accounts that it owned to Comenity Capital Bank. As part of this arrangement, we sell Comenity Capital Bank a participation interest in the entire pool of consumer receivables outstanding under the customer accounts that it originates. WebBank continues to originate loans on those accounts that it retained after the transfer of most of the customer accounts to Comenity Capital Bank in 2013. PayPal Credit also has put in place an arrangement with WebBank whereby WebBank has agreed to resume ownership of (and resume lending with respect to) all customer accounts in the event of a termination or interruption in Comenity Capital Bank’s ability to lend. However, if such a termination or interruption occurs with little or no advance notice, the origination of new transactions under the PayPal Credit program will not be possible until the new arrangement is implemented, which could materially and adversely affect PayPal Credit’s business. Both Comenity Capital Bank and WebBank are industrial banks chartered by the State of Utah. Any termination or interruption of WebBank’s or Comenity Capital Bank’s ability to lend could result in the inability to originate any new transactions under the PayPal Credit program, which would require us either to reach a similar arrangement with another chartered financial institution, which, if possible at all, may not be available on favorable terms, or to obtain our own bank charter, which would be a time-consuming and costly process and, if possible at all, would subject us to a number of additional laws and regulations, as well as capital requirements, compliance with which would be costly and burdensome.

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

PayPal routinely reports to the U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC) on payments it has rejected or blocked pursuant to OFAC sanctions regulations and on any possible violations of those regulations. PayPal has also cooperated with OFAC in recent years regarding PayPal’s review process over transaction monitoring and has self-reported a large number of small dollar amount transactions that could possibly be in violation of OFAC sanctions.  In September 2014, OFAC indicated its willingness to engage in settlement discussions with PayPal regarding the alleged violations.  Any such settlement could have a material adverse effect on our financial results, results of operations and financial position.

Also, in the U.S., PayPal is subject to regulations that require it to report, within required timeframes, suspicious activities involving transactions of $2,000 or more, and may be required to obtain and keep more detailed records on the senders and recipients in certain transfers of $3,000 or more In addition, regulations governing prepaid access programs, which took full effect in March 2012, require PayPal to take additional steps to verify the identity of customers who pre-fund a PayPal balance. U.S. regulators have increased their scrutiny of compliance with these obligations. New and existing anti-money laundering and counter-terrorist financing regulations may require PayPal to further revise or expand its compliance program, including the procedures it uses to verify the identity of its customers and to monitor international and domestic transactions.

Several countries in which PayPal is regulated, including Malaysia, Australia, Japan, Luxembourg and Singapore, have implemented new anti-money laundering and counter-terrorist financing laws and regulations, and PayPal has had to make changes to its compliance program in response. Regulators regularly re-examine the thresholds at which we must obtain and keep such records or verify identities of customers and any increase in such thresholds could result in greater costs for compliance. In November 2009, the Australian anti-money laundering and counter-terrorist financing regulator (AUSTRAC) accepted an enforceable undertaking from PayPal Australia pursuant to which PayPal Australia agreed, among other things, to appoint an independent auditor to assess PayPal Australia’s anti-money laundering compliance policies and procedures and issue a report identifying any unremediated deficiencies accompanied by a plan by PayPal to remedy any such deficiencies. Pursuant to the remediation plan submitted by PayPal Australia and accepted by AUSTRAC, PayPal Australia was required to invest in significant improvements to its anti-money laundering and counter-terrorist financing systems, policies and operations. AUSTRAC formally notified PayPal of the completion of the enforceable undertaking in early 2013. As PayPal continues to localize its services in additional jurisdictions, it could be required to meet standards similar to or more burdensome than those in Australia. In June 2013, the Monetary Authority of Singapore (MAS) requested that PayPal submit a Global Anti-Money Laundering and Counter-Terrorist Financing Risk Assessment Report (Risk Report). After the submission of the Risk Report, the MAS requested that PayPal submit a Global Anti-Money Laundering and Counter-Terrorist Financing Risk Management Proposal which PayPal submitted in March 2014. The MAS could require modifications to PayPal’s existing compliance program, including increased "know your customer" procedures for certain customers, as a condition of approving the Proposal. The European Commission has also announced a consultation process to consider revisions to the European Anti-Money Laundering Directive. Additionally, the Foreign Account Tax Compliance Act, which took effect at the start of 2013, is likely to require an increase in the number of non-U.S. customers from whom we must obtain certain certifications, as further discussed under the caption “Our business and users may be subject to sales tax and other taxes” below, and to increase the compliance burdens on us. These requirements, together with any new requirements or changes to existing requirements, could impose significant costs on PayPal, result in delays to planned product improvements, make it more difficult for new customers to join its network and reduce the attractiveness of its products.

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

On August 7, 2013 and January 13, 2014, we received Civil Investigative Demands (CIDs) from the CFPB requesting that we provide testimony, produce documents and provide information relating primarily to the acquisition, management, and operation of the PayPal Credit business, including online credit products and services, advertising, loan origination, customer acquisition, servicing, debt collection, and complaints handling practices. We are cooperating with the CFPB in connection with the CIDs. The CIDs could lead to an enforcement action and/or one or more significant consent orders, which may result in substantial costs, including legal fees, fines, penalties and remediation expenses. In addition, resolution of any inquiry could require us to change the manner in which we operate the PayPal Credit business, which could adversely affect our financial results and results of operations.

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

Our credit operations expose us to additional risks.

The PayPal Credit service relies on third-party merchant processors and payment gateways to process transactions. For the year ended December 31, 2013 and the nine months ended September 30, 2014, approximately 59% and 58%, respectively, of all transaction volume by dollar amount through the PayPal Credit service was settled through the facilities of a single vendor. Any disruption to these third party payment processing and gateway services would adversely affect the PayPal Credit service.

The PayPal Credit service is offered to a wide range of consumers, and the financial success of this business depends on the ability of the issuing banks of the PayPal Credit products to manage credit risk related to those products. The lenders extend credit using PayPal Credit’s proprietary segmentation and credit scoring algorithms and other analytical techniques designed to analyze the credit risk of specific customers based on their past purchasing and payment history as well as their credit scores. Based on these performance criteria, a lender may extend or increase lines of credit to consumers at the point of sale. These algorithms and techniques may not accurately predict the creditworthiness of a consumer due to inaccurate assumptions about a particular consumer or the economic environment, among other factors. The accuracy of the predictions and the ability of the lenders and PayPal Credit to manage credit risk related to the PayPal Credit service may also be affected by legal or regulatory changes (e.g., bankruptcy laws and minimum payment regulations), competitors’ actions, changes in consumer behavior and other factors. A lender may incorrectly interpret the data produced by these algorithms in setting its credit policies, which may impact the financial performance of the PayPal Credit service. In addition, economic and financial conditions in the U.S. may affect consumer confidence levels and reduce consumers’ ability or willingness to use credit, including the credit extended by a lender to consumers who use the PayPal Credit service, which could impair the growth and profitability of this business.

Over the past several years, the volume of credit extended by the financial institutions issuing the PayPal Credit products has increased as we have continued to enable qualified buyers with a PayPal account to use PayPal Credit as a payment funding option for transactions on eBay.com and on certain merchant websites that accept PayPal. We purchase the receivables relating to these consumer loans extended by the issuing banks, and therefore bear the risk of loss in the event of loan defaults. Like other businesses with significant exposure to losses from consumer credit, the PayPal Credit service faces the risk that account holders will default on their payment obligations with respect to the consumer loans, making the receivables uncollectible and creating the risk of potential charge-offs. The rate at which receivables were charged off as uncollectible, or the net charge-off rate, was approximately 5.67% and 5.41%, respectively, for the year ended December 31, 2013 and the nine months ended September 30, 2014. The nonpayment rate among PayPal Credit users may increase due to, among other things, changes to underwriting standards by the financial institutions issuing the PayPal Credit products, worsening economic conditions, such as a recession or greater austerity in the U.S., and high unemployment rates. Consumers who miss payments on their obligations often fail to repay them, and consumers who file for protection under the bankruptcy laws generally do not repay their credit.

In 2013, PayPal began a pilot program, working with WebBank, for WebBank to offer working capital financing to selected sellers in the U.S., and for PayPal to purchase the related receivables. This program is still in the pilot phase; if expanded, or if we enter into similar credit based products offered to consumers or small businesses, this would present risks similar to those discussed above associated with the PayPal Credit service. PayPal has also recently entered into an extended program agreement with Synchrony (formerly GE Capital Retail Bank) pursuant to which PayPal, one of its affiliates or a third party partner of PayPal will, subject to certain conditions, purchase a dual branded retail credit card portfolio from Synchrony with PayPal ultimately owning the related receivables. This transaction is currently expected to close in the fourth quarter of 2016, although there can be no assurance that this transaction will close on terms currently contemplated, or at all. If this transaction is consummated, it will increase the risks relating to our ownership of consumer loan receivables.

We purchase receivables related to PayPal Credit and other credit accounts through borrowings and cash resources. If we are unable to fund our purchase of receivables related to the credit business adequately or in a cost-effective manner, or if we are unable to efficiently manage the cash resources utilized to purchase the receivables, the growth and profitability of this business would be significantly and adversely affected.

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

Plaintiffs in these and similar suits seek, among other remedies, injunctive relief and damages. Statutory damages for copyright or trademark violations could range up to $150,000 per copyright violation and $2,000,000 per trademark violation in the U.S., and may be even higher in other jurisdictions. In the past, we have paid substantial amounts in connection with resolving certain trademark and copyright suits. These and similar suits may also force us to modify our business practices. For example, in June 2013, the German Federal Supreme Court partially confirmed a decision by the Hamburg Court of Appeal in a matter where we had been found liable to prevent infringing children’s chairs from appearing on eBay’s German website, and ruled that as a result of keyword advertising that linked to search result lists, we were required to increase efforts to ensure that those search results were free from infringing content upon initial notification of such content. This decision may require us to change our business practices in Germany in a manner that increases our costs and lowers our revenue. In addition, rights owners have aggressively sought to reduce the applicability of limitations to intellectual property rights such as copyright exhaustion and the first sale doctrine in cases such as Vernor v. Autodesk Inc. (Ninth Circuit Court of Appeals) and Wiley v. Kirtsaeng (U.S. Supreme Court). Although the U.S. Supreme Court’s ruling in Wiley v. Kirtsaeng overturned the Second Circuit Court of Appeals’ ruling and established that the first sale doctrine applies in the U.S. to products lawfully made outside the U.S., some rights owners oppose that reasoning and have expressed support for a legislative change to the U.S. Copyright Act. To the extent the scope or applicability of such doctrines is limited or narrowed, the supply of goods available for resale on our websites and mobile platforms may be adversely affected. In the aggregate, these and similar suits may force us to modify our business practices, which could lower our revenue, increase our costs or make our websites and mobile platforms less convenient to our customers or result in significant damage awards and injunctions, which could materially harm our business.

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

Furthermore, certain court decisions arguably have narrowed the scope of the immunity provided to online service providers like us in the U.S. under the Communications Decency Act. For example, the Ninth Circuit has held that certain immunity provisions under the Communications Decency Act might not apply to the extent that a website owner materially contributes to the development of unlawful content on its website and in certain "failure to warn" circumstances. As our websites continue to add, change or expand the scope of our services, including through increased intermediation of transactions between buyers and sellers, challenges to the applicability of these immunities are expected to continue. In addition, the Paris Court of Appeal ruled in the Louis Vuitton Malletier and Christian Dior Couture cases that applicable laws protecting passive Internet “hosts” from liability are inapplicable to eBay given that eBay actively promotes bidding on its sellers’ listings and receives a commission on successful transactions, and is therefore a broker. The European Court of Justice (ECJ) decision in the L’Oréal case gave broad discretion to national courts in Europe to determine if Internet hosting immunity applies to eBay. Similarly, the ECJ decision in Google v. AEPD purported to extend the jurisdictional reach of member states over foreign Internet companies. Accordingly, our potential liability to third parties for the user-provided content on our sites, particularly in jurisdictions outside the U.S. where laws governing Internet transactions are unsettled, may increase. If we become liable for information provided by our users and carried on our service in any jurisdiction in which we operate, we could be directly harmed and we may be forced to implement new measures to reduce our exposure to this liability, including expending substantial resources or discontinuing certain service offerings, which would negatively affect our financial results. The increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could require us to incur additional costs and harm our reputation and our business.

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

From time to time, we face inquiries from government regulators in various jurisdictions related to actions that we have taken that are designed to improve the security of transactions and the quality of the user experience on our websites and we may face similar inquiries from other government regulators in the future. For example, in 2008, the Australian Competition and Consumer Commission and the Reserve Bank of Australia reviewed our policies requiring sellers to offer PayPal as a payment alternative on most transactions on our localized Australian website and precluding sellers from imposing a surcharge or any other fee for accepting PayPal or other payment methods. From time to time, other regulators have requested information concerning PayPal’s limitations of customer accounts. Similarly, from time to time PayPal Credit has received customer complaints that could result in investigations into PayPal Credit’s business practices by state or federal regulators. As a result of the U.S. credit crisis, new laws and regulations have been, and are expected to be, adopted and implemented that impose additional obligations and restrictions on the provision of credit. We are also cooperating with the CFPB in connection with the CIDs as further discussed in more detail above under the caption “Our Payments business is subject to consumer protection laws and regulations.”

Following our public announcement in May 2014 that criminals were able to penetrate and steal certain data, including user names, encrypted user passwords and other non-financial user data from certain Marketplaces business unit databases, we received requests for information and are subject to investigations regarding the incident from numerous regulatory and other government agencies across the world. While we have not been informed of any planned enforcement actions, one or more of these inquiries may lead to charges or penalties being imposed on us.

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

From time to time, we are involved in other disputes or regulatory inquiries that arise in the ordinary course of business. These disputes and inquiries include lawsuits by our users (individually or as class actions) alleging, among other things, accessibility, improper credit and/or collection activities; improper disclosure of our prices, rules or policies; that our prices, rules, policies or customer/user agreements violate applicable law; that we have not acted in conformity with such prices, rules, policies or commercial or other agreements; or violations of privacy laws and policies, including violations of the Telephone Consumer Protection Act, 47 U.S.C. section 227 et seq. (TCPA), as discussed in more detail under the captions “Changes in regulations, regulatory scrutiny or user concerns regarding privacy and protection of user data could adversely affect our business,” and “Our Payments business is subject to consumer protection laws and regulations.” The number and significance of these disputes and inquiries continue to increase as our company has grown larger, our businesses have expanded in scope (e.g., our mobile, local, social and data initiatives and our continuing geographical expansion) and our products and services have increased in complexity. We have in the past been forced to litigate such claims. We may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act, the Lanham Act and the Communications Decency Act are interpreted by the courts as our products and services to users continue to expand and as we expand geographically into jurisdictions where the underlying laws with respect to the potential liability of online intermediaries such as ourselves are either unclear or less favorable, as discussed in more detail under the caption “New and existing regulations could harm our business.” As an increasing portion of our business shifts to mobile, we may be subject to additional laws and regulations, which may have significant penalties. In addition, we are also subject to federal, state, local and foreign laws of general applicability, including laws regulating working conditions.

The U.S. Department of Justice (DOJ) and the State of California have alleged that we violated U.S. and California antitrust law by agreeing not to recruit employees from other technology companies. In May 2014, we settled this matter with the DOJ and California and the settlements have been filed with the Court and are subject to final approval. Pursuant to the settlement agreement, we agreed to refrain from maintaining or entering into new agreements with other companies to restrict the recruitment and hiring of employees.

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

Over the last several years, we have also enhanced the buyer and seller protections offered by PayPal in certain eBay marketplaces, and in certain countries for transactions outside of eBay marketplaces. In October 2013, PayPal launched and expanded its seller protection to eligible merchants in the Asia Pacific region. These changes to PayPal’s buyer and seller protection program could result in future changes and fluctuations in our Payments transaction loss rate. For the year ended December 31, 2013 and the nine months ended September 30, 2014, our Payments transaction and loan losses (including both direct losses and buyer protection payouts for PayPal and PayPal Credit) totaled $551 million and $483 million, representing 0.32% and 0.30% of our net total payment volume, respectively.

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

PayPal incurs substantial losses due to claims from buyers that merchants have not performed or that their goods or services do not match the merchant’s description, whether those claims arise from merchant fraud or from an unintentional failure to perform by the merchant. PayPal seeks to recover such losses from the merchant, but may not be able to recover in full if the merchant is unwilling or unable to pay. PayPal also incurs losses from claims that the customer did not authorize the purchase, from buyer fraud, from erroneous transmissions and from customers who have closed bank accounts or have insufficient funds in them to satisfy payments. In addition, if losses incurred by PayPal related to payment card transactions become excessive, they could potentially result in PayPal losing the right to accept payment cards for payment, which would materially and adversely affect PayPal’s business both on and off eBay. In the event that PayPal was unable to accept payment cards, the velocity of trade on eBay and off eBay (i.e., other websites that accept PayPal as a form of payment) could also decrease, in which case our business would further suffer. The PayPal Credit service is similarly subject to the risk of fraudulent activity associated with merchants, users of the PayPal Credit service and third parties handling its user information. Our Payments business has taken measures to detect and reduce the risk of fraud, but these measures need to be continually improved and may not be effective against new and continually evolving forms of fraud or in connection with new product offerings. If these measures do not succeed, our business will suffer.

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

Cross-border trade continues to be an important source of both revenue and profits for us. Cross-border transactions using our websites and mobile platforms generally provide higher revenues and gross margins than similar transactions that take place within a single country or market. We generally earn higher transaction fees for cross-border transactions involving PayPal, and our Marketplaces business continues to represent a relatively straightforward way for buyers and sellers to engage in cross-border trade compared with other alternatives. Cross-border trade also represents our primary (or in some cases, only) presence in certain markets in which Internet and mobile device use is accelerating and we have a limited (or no) domestic Marketplaces business, such as Brazil/Latin America, China and various other countries.

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

An increasing number of websites, including those owned by several other large Internet and offline companies, have disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on portions of their websites or infrastructure. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently, may be difficult to detect for a long time and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Unauthorized parties may also attempt to gain access to our systems or facilities through various means, including hacking into our systems or facilities, fraud, trickery or other means of deceiving our employees, contractors and temporary staff. Despite our security measures, our information technology and infrastructure may be vulnerable to cyberattacks or security incidents due to system configuration, employee error, malfeasance or other vulnerabilities. In May 2014, we publicly announced that criminals were able to penetrate and steal certain data, including user names, encrypted user passwords and other non-financial user data, from eBay’s Marketplaces business unit. Upon making this announcement, eBay Marketplaces required all buyers and sellers on the Marketplaces platform to reset their passwords in order to log into their account. The breach and subsequent password reset have negatively impacted the business. In addition, in July 2014, a putative class action lawsuit was filed against us for alleged violations and harm resulting from the breach. We have filed a motion to dismiss in this matter.

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

In addition, even technical violations of certain privacy-related laws can result in significant penalties, including statutory damages. For example, the Federal Communications Commission amended its regulations effective July 2012 under the TCPA, and has promulgated additional amendments, effective October 2013, which could increase our exposure to liability for certain types of telephonic communication with customers, including but not limited to text messages to mobile phones. Under the TCPA, plaintiffs may seek actual monetary loss or statutory damages of $500 per violation, whichever is greater, and courts may treble the damage award for willful or knowing violations. Two putative class-action lawsuits have been filed containing allegations that our businesses violated the TCPA. Roberts v. PayPal (filed in the U.S. District Court for the Northern District of California in February 2012) contains allegations that commercial advertisements for PayPal products and services were sent via text message to mobile phones without prior consent. In May 2013, the Court granted PayPal’s motion for summary judgment challenging the viability of plaintiff’s individual claim on grounds that plaintiff consented to receive the text message and entered judgment in favor of PayPal. Plaintiff has filed an appeal of this judgment. Murray v. Bill Me Later (filed in the U.S. District Court for the Northern District of Illinois in June 2012) contains allegations that Bill Me Later made calls featuring artificial or prerecorded voices without prior consent. These lawsuits, and other private lawsuits not currently alleged as class actions, seek damages (including statutory damages) and injunctive relief, among other remedies. Given the enormous number of communications we send to our users, a determination that there have been violations of laws relating to PayPal’s or PayPal Credit’s practices (or those of any of our other companies) under the TCPA or other communications-based statutes could expose us to significant damage awards that could, individually or in the aggregate, materially harm our business.

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

We believe that continuing to strengthen our brands will be critical to achieving widespread acceptance of our services, and will require a continued focus on active marketing efforts across all of our brands. We will need to continue to spend substantial amounts of money on, and devote substantial resources to, advertising, marketing and other efforts to create and maintain brand loyalty among users. Since 2005, we have significantly increased the number of brands we are supporting, adding our classified websites (including Den Blå Avis, BilBasen, eBay Classifieds (including eBay Anuncios, eBay Kleinanzeigen and eBay Annunci), GittiGidiyor, Gumtree, Kijiji, LoQUo, Marktplaats.nl, mobile.de, alaMaula and 2dehands.be), StubHub, PayPal Credit, Gmarket, RedLaser, Venmo, Braintree and Enterprise, among others. Each of these brands requires its own resources, increasing the costs of our branding efforts. Brand promotion activities may not yield increased revenues, and even if they do, any increased revenues may not offset the expenses incurred in building our brands. Also, major search engine operators that we use to advertise our brands have frequently changed their rules that govern the pricing, availability and placement of online advertisements (e.g., paid search, keywords), and changes to these rules could require us to increase our spending on online advertisements and adversely affect our ability to use online advertising to promote our brands in a cost-effective manner. If we fail to promote and maintain our brands, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brands, our business and financial results would suffer.

New and existing regulations could harm our business.

We are subject to the same foreign and domestic laws as other companies conducting business on and off the Internet. It is not always clear how existing laws governing issues such as property ownership, copyrights, trademarks and other intellectual property issues, parallel imports and distribution controls, consumer protection, taxation, libel and defamation, obscenity and personal privacy apply to our businesses. Many of these laws were adopted prior to the advent of the Internet, mobile and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Those laws that do reference the Internet, such as the U.S. Digital Millennium Copyright Act, the U.S. “CAN-SPAM” Act and the EU’s new Consumer Rights Directive (which replaced the Distance Selling Directive) and Electronic Commerce Directive are being interpreted by the courts, but their applicability and scope remain uncertain. As our activities, the types of goods and services listed on our websites and mobile platforms, the products and services we offer (including through acquisitions such as GSI, PayPal Credit, Braintree, Venmo and StubHub) and our geographical scope continue to expand, regulatory agencies or courts may claim or hold that we or our users are subject to additional requirements (including licensure) or prohibited from conducting our business in their jurisdiction, either generally or with respect to certain actions (e.g., the sale of real estate, event tickets, cultural goods, boats and automobiles or the application of distance selling laws). Recent financial and political events have increased the level of regulatory scrutiny on large companies in general, and financial services companies in particular, and regulatory agencies may view matters or interpret laws and regulations differently than they have in the past and in a manner adverse to our businesses.

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

As we expand and localize our international activities, we may become obligated to comply with the laws of the countries or markets in which we operate. In addition, because our services are accessible worldwide and we facilitate sales of goods and provide services to users worldwide, one or more jurisdictions may claim that we or our users are required to comply with their laws based on the location of our servers or one or more of our users or the location of the product or service being sold or provided in an ecommerce transaction. For example, in the Louis Vuitton Malletier litigation, we were found liable in France, under French law, for transactions on some of our websites worldwide that did not involve French buyers or sellers. Laws regulating Internet and ecommerce companies outside of the U.S. are generally less favorable than those in the U.S., giving greater rights to consumers, content owners, competitors, users and other third parties. Compliance may be more costly or may require us to change our business practices or restrict our service offerings, and the imposition of any regulations on us or our users may harm our business. In addition, we may be subject to multiple overlapping legal or regulatory regimes that impose conflicting requirements on us (e.g., in cross-border trade). Our alleged failure to comply with foreign laws could subject us to penalties ranging from criminal prosecution to significant fines to bans on our services, in addition to the significant costs we may incur in defending against such actions.

Following the global financial crisis, U.S. federal lawmakers enacted the Dodd-Frank Act overhauling the federal government’s oversight of consumer financial products and systemic risk in the U.S. financial system. Although the full effect of the new legislation will be dependent on regulations to be adopted by a number of different agencies (including the Consumer Financial Protection Bureau, or CFPB), the general effect of the financial reform law has been, and we expect will continue to be, to require PayPal and PayPal Credit to make additional disclosures to their users and to impose new restrictions on certain of their activities. For example, in January 2012, the CFPB finalized new regulations, required by the Dodd-Frank Act that required PayPal, starting in late October 2013, to provide additional disclosures, error resolution rights and cancellation rights to U.S. consumers who make international remittance payments, which could increase our costs of processing international payments. The CFPB also launched a complaints portal on its website that allows customers to file complaints against PayPal, Venmo and other money transfer service providers, and publishes information on such complaints. These and other new obligations will impose new compliance requirements and obligations on us that could increase our costs, may result in increased litigation and the need to make expensive product changes and may otherwise adversely impact our business.

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

The State of Colorado has enacted legislation that takes a different approach by imposing a set of use tax notice and reporting requirements (but not the actual tax collection responsibility) on certain retailers with no physical presence in Colorado. The law is designed to aid Colorado in collecting use tax from Colorado residents who purchase taxable items from out-of-state retailers. The regulation promulgated by the Colorado Department of Revenue excludes from these reporting obligations businesses that sell $100,000 or less into the state in a calendar year, thus limiting the impact on our sellers. The law has been challenged in Federal Court by a number of out-of-state retailers and a Federal District Court has issued an injunction blocking enforcement of the regulations pending a resolution of the case. Although in March 2012, a Federal District Court struck down the Colorado law as unconstitutional, the Tenth Circuit Court of Appeals ordered the District Court to dismiss the case on other grounds. The retailers continue to pursue their case in Colorado courts and in February 2014, the Denver District Court issued a preliminary injunction that prohibits the Colorado Department of Revenue from enforcing the use tax notice and reporting requirements pending further orders from the court. In June 2014, at the request of retailers, the U.S. Supreme Court granted certiorari to hear the case that was dismissed by the Tenth Circuit Court of Appeals (Direct Marketing Association v. Barbara Brohl, Executive Director, Colorado Department of Revenue, No. 13-1032). Arguments before the Court are scheduled for December 2014. Oklahoma and several other states have enacted similar laws but have not taken any published enforcement action to date. While the application of these new state laws to our Marketplaces business has limited direct impact, the proliferation of such state legislation to expand sales and use tax collection on Internet sales, could adversely affect some of our sellers and indirectly harm our business.

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

Several proposals have been made at the U.S. state and local levels that would impose additional taxes on the sale of goods and services over the Internet. These proposals, if adopted, could substantially impair the growth of ecommerce and our brands, and could diminish our opportunity to derive financial benefit from our activities. The U.S. federal government’s moratorium on state and local taxation of Internet access or multiple or discriminatory taxes on ecommerce has been extended through December 2014. This moratorium does not prohibit federal, state or local authorities from collecting taxes on our income or from collecting certain taxes that were in effect prior to the enactment of the moratorium and/or one of its extensions. New legislation (H.R. 3086) has been introduced that would make the moratorium permanent; however, it is not clear that it will be enacted prior to the expiration of the current moratorium.

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

PayPal pays significant transaction fees when customers fund payment transactions using credit cards, lower fees when customers fund payments with debit cards, nominal fees when customers fund payment transactions by electronic transfer of funds from bank accounts and no fees when customers fund payment transactions from an existing PayPal account balance or through the PayPal Credit service. Customers fund a significant portion of PayPal’s payment volume using credit and debit cards, and PayPal’s financial success is highly sensitive to changes in the rate at which its customers fund payments using credit and debit cards. Customers may prefer funding payment transactions using credit cards or debit cards rather than bank account transfers for a number of reasons, including the ability to dispute and reverse charges directly with their payment card provider if merchandise is not delivered or is not as described, the ability to earn frequent flier miles, cash rebates or other incentives offered by payment card issuers, the ability to defer payment or a reluctance to provide bank account information to PayPal. In addition, some of PayPal’s offerings, including the ability for buyers to make a limited number of “guest” payments without opening a PayPal account, have a higher rate of payment card funding than PayPal’s basic product offering. Further, some of PayPal’s plans to lower its funding costs, including both the PayPal Credit products and service and the ability for buyers to defer payment for a short period of time on some transactions, may increase the risk to PayPal of nonpayment by buyers. If we experience an increase in fees associated with our funding mix or in losses associated with nonpayment by buyers, our business and financial results could suffer.

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

We have experienced system failures from time to time, and any interruption in the availability of our websites, applications, products or services will reduce our current revenues and profits, could harm our future revenues and profits and could subject us to regulatory scrutiny. Our eBay.com website has been interrupted for periods of up to 22 hours. In September 2014, following technical issues that occurred during scheduled server maintenance, many of our users were unable to sign into our Marketplaces websites for several hours and, in addition, our Marketplaces websites experienced unexpected power issues with storage arrays linked to some of our databases, interrupting certain site functionality for several hours. In August 2013, technical issues affected several of our websites resulting in intermittent outages over a period of just over six hours, and in April 2012, technical systems issues resulted in eBay.com users being unable to checkout on our sites for a period of several hours. Our PayPal website has suffered intermittent unavailability for periods as long as 12 days, including, for example, transaction failures which affected some customers in the UK for over 24 hours in August 2014 and mobile login failures which affected some customers for several hours in April 2014. Other of our websites (e.g., StubHub and others), as well as websites of Enterprise clients and hosted services offered by our Enterprise business, have experienced intermittent unavailability from time to time. Any unscheduled interruption in our services results in an immediate, and possibly substantial, loss of revenues, as well as potential service credits or other payments by our Enterprise business to its clients. Frequent or persistent interruptions in our services could cause current or potential users to believe that our systems are unreliable, leading them to switch to our competitors or to avoid our sites, and could permanently harm our reputation and brands. Reliability is particularly critical for PayPal, which faces increased expectations on the part of users and merchants regarding the full-time availability of PayPal’s services as it seeks to expand its Merchant Services business and gain acceptance of its retail point of sale solutions. Because PayPal is a regulated financial institution, frequent or persistent site interruptions could lead to significant fines and penalties, or mandatory and costly changes to PayPal’s business practices, and ultimately could cause PayPal to lose existing licenses it needs to operate or prevent it from obtaining additional licenses that it needs to expand. Finally, because many of our customers may use our products for critical transactions, any system failures could result in damage to our customers and their businesses. These customers could seek significant compensation from us for their losses. Even if unsuccessful, this type of claim likely would be time-consuming and costly for us to address.

Although our systems have been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences, they remain vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, power loss, telecommunication failures, terrorist attacks, cyber-attacks, computer viruses, computer denial-of-service attacks, human error, hardware or software defects or malfunctions (including defects or malfunctions of components of our systems that are supplied by third-party service providers), and similar events or disruptions. Some of our systems, including our Shopping.com websites and the systems related to the PayPal Credit business, are not fully redundant, and our disaster recovery planning may not be sufficient for all eventualities. Our systems are also subject to break-ins, sabotage, and intentional acts of vandalism. Despite any precautions we may take, the occurrence of a natural disaster, a decision by any of our third-party hosting providers to close a facility we use without adequate notice for financial or other reasons or other unanticipated problems at our hosting facilities could cause system interruptions and delays, and result in loss of critical data and lengthy interruptions in our services. We do not carry business interruption insurance sufficient to compensate us for losses that may result from interruptions in our service as a result of system failures.

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

Our international business, especially in Germany, the U.K., Australia and Korea, has become critical to our revenues and profits. Net revenues outside the U.S. accounted for approximately 52% and 53% of our net revenues for the year ended December 31, 2013 and the nine months ended September 30, 2014, respectively.

Expansion into international markets, such as our entry into Turkey in May 2011 upon the completion of our acquisition of additional shares in GittiGidiyor, and Marketplaces’ and PayPal’s entry into emerging markets, is an increasing focus of our business. Geographical expansion requires significant management attention and resources and requires us to localize our services to conform to local cultures, laws, regulations, standards, policies and practices. The commercial, financial, Internet and transportation infrastructure in developing countries may make it more difficult for us to replicate our business models. For example, the governments of Russia and Turkey have recently imposed new regulations that will require local transaction processing by payment service providers. In addition, the Russian government recently passed a law requiring that personal data of Russian citizens must be stored on servers located in Russia. If we are subject to these new regulations and laws, or are not eligible for an exception, we may be forced to significantly change or discontinue our operations in such markets.

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

•	in some cases, the need to build or enhance compliance programs and/or systems to comply with likely greater regulatory scrutiny;

•	derivative lawsuits resulting from the acquisition;

•	in some cases, the need to transition operations, users and customers of our existing businesses or the acquired business, as the case may be, onto different platforms;

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

It may take us longer than expected to fully realize the anticipated benefits, such as increased revenue and volume,enhanced efficiencies, of any or all of our acquisitions, and those benefits and/or enhanced efficiencies may ultimately be smaller than anticipated or may not be realized at all, which could adversely affect our business and operating results. Future acquisitions may also require us to issue additional equity securities, spend our cash or incur debt (and increased interest expense), liabilities and amortization expenses related to intangible assets or write-offs of goodwill, which could adversely affect our financial results, results of operations and dilute the economic and voting rights of our stockholders.

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

Our strategic investments may also expose us to additional risks. For example, we have a minority interest in Intershop Communications AG, an entity governed by German law, which could subject us to liability for certain disadvantages to Intershop if we were deemed to be in control of Intershop under German law. Recently, a group of stockholders of Intershop made a stockholder proposal at the annual meeting, requiring Intershop to retain a third party evaluator to ensure that all transactions between Intershop and eBay Enterprise are at arm’s length. An unfavorable finding could require us to change our pricing or the manner in which we do business with Intershop or could require us to pay damages to Intershop. We have also been sued by craigslist, which has alleged that we engaged in conduct designed to harm craigslist's business, including that we (i) misrepresented, concealed, suppressed and failed to disclose facts in order to induce craigslist to take detrimental action; (ii)interfered with craigslist's business operations; (iii) improperly disseminated and misused confidential and proprietary information from craigslist that we received as a minority investor; (iv) infringed and diluted craigslist's trademark and tradename; and (v) breached duties owed to craigslist. The complaint seeks significant compensatory and punitive damages, rescission and other relief. In addition, in September 2014, craigslist filed an amended complaint alleging trade secret misappropriation seeking new and additional compensatory and punitive damages. Any circumstances, which may be out of our control, that adversely affect the value of our investments, or cost resulting from regulatory action or lawsuits in connection with our investments, could harm our business or negatively impact our financial results.

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

Competition for Enterprise’s existing and potential clients is intense, and our Enterprise business may not be able to add new clients or keep existing clients on favorable terms, or at all. For example, a change in the management of an Enterprise client could adversely affect our relationship with that client. In addition, many of Enterprise’s client contracts contain service level commitments. If our Enterprise business is unable to meet these commitments, its relationships with its clients could be damaged, and client rights to terminate their contracts with our Enterprise business and/or financial penalty provisions payable by our Enterprise business may be triggered. In addition, these contracts contain provisions under which our Enterprise business has agreed to indemnify Enterprise clients against certain claims by third parties regarding our products and services. If any existing Enterprise clients (in particular, the large merchants and brands that our Enterprise business serves) were to exit the business we provide services to, be acquired, declare bankruptcy, suffer other financial difficulties, make indemnification claims against us, fail to pay amounts owed to our Enterprise business and/or terminate or modify their relationships with our Enterprise business in an unfavorable manner, our Enterprise business could be adversely affected.

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

Our tickets business also faces significant competition from a number of sources, including ticketing service companies (such as Live Nation Entertainment/Ticketmaster, Comcast-Spectacor and Tickets.com), event organizers (such as professional sports teams and leagues), ticket brokers and online and offline ticket resellers, such as TicketsNow (which is owned by Live Nation Entertainment), VividSeats and RazorGator. In addition, some ticketing service companies and event organizers have begun to issue event tickets through various forms of electronic ticketing systems that are designed to restrict or prohibit the free transferability (and by extension, the free resale) of such event tickets either to favor their own resale affiliates or to discourage resale. In addition, some professional sports teams and industry partners have imposed resale conditions limiting or prohibiting the resale of sporting event tickets. Similarly, some professional sports teams have begun to introduce measures that may have the effect of discouraging or prohibiting season ticket holders from listing their tickets for sale through third party platforms (such as the StubHub website) that compete with the teams’ own or preferred secondary ticketing services. Such measures include making PDF versions of tickets available only for a limited period of time, and imposing fees on season ticket holders to obtain PDF versions of their tickets or restricting resale of season tickets to a preferred, designated website. PDF versions of tickets are one of the most popular formats for ticket listings on the StubHub website. As a result, to the extent that such measures result in our customers’ inability or unwillingness to list tickets for sale on the StubHub website, our tickets business would be harmed.

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

A number of parties provide services to us or to our users that benefit us. Such services include seller tools that automate and manage listings, merchant tools that manage listings and interface with inventory management software, storefronts that help our users list items, caching services that make our sites load faster and shipping providers that deliver goods sold on our platform, among others. In some cases we have contractual agreements with these companies that give us a direct financial interest in their success, while in other cases we have none. PayPal is dependent on the processing companies and banks that link PayPal to the payment card and bank clearing networks to process transactions. As described under the caption “Changes to payment card networks or bank fees, rules or practices could harm our Payments business,” PayPal is subject to, among other things, increases in interchange fees and assessments that payment card networks such as Visa and MasterCard charge for each transaction using one of their cards (which PayPal’s payment card processors have the right to pass on to PayPal), as well as changes in payment card network operating rules, including special operating rules for Internet payment services (with which PayPal is required by its payment card processors to comply). Similarly, PayPal Credit relies on unaffiliated lenders in providing the PayPal Credit service and also relies heavily on third parties to operate its services, including merchant processors and payment gateways to process transactions. In addition, our Enterprise business utilizes unaffiliated payment processing companies to process transactions on the websites operated by Enterprise clients, third parties to provide underlying components of its ecommerce platform and new marketing solutions platform, third party carriers to ship packages to customers of Enterprise clients and third parties in its operations business to perform services during peak order volume periods. Financial or regulatory issues, labor issues (e.g., strikes, lockouts or work stoppages) or other problems that prevent these companies from providing services to us or our users could reduce the number of listings on our sites, make it more difficult for users to complete transactions on our websites and mobile platforms or adversely affect Enterprise’s ability to timely fulfill and ship products sold on the websites operated by its clients, which would harm our business.

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

Customer complaints or negative publicity about our customer support could severely diminish consumer confidence in and use of our services. Breaches of privacy and security, fraud and measures that we sometimes take to combat risks of fraud and breaches of privacy and security have the potential to damage relations with our customers or decrease activity on our websites by making our websites more difficult to use or restricting the activities of certain users. These measures heighten the need for prompt and accurate customer support to resolve irregularities and disputes. Effective customer support requires significant personnel expense, and if not managed properly, this expense could significantly impact our profitability. Failure to manage or train our own or outsourced customer support representatives properly could compromise our ability to handle customer complaints effectively. Negative publicity about, or negative experiences with, customer support for any of our businesses could cause our reputation to suffer or affect consumer confidence in our brands individually or as a whole. Because PayPal is providing a financial service and operating in a more regulated environment, PayPal must provide both telephone and email customer support and resolve certain customer contacts within shorter time frames. As part of PayPal’s program to reduce fraud losses and prevent money laundering and terrorist financing, PayPal may temporarily restrict the ability of customers to withdraw their funds if those funds or the customer’s account activity are identified by PayPal’s risk models as suspicious. PayPal has in the past received negative publicity with respect to its customer support and account restrictions, and has been the subject of purported class action lawsuits and state attorney general inquiries alleging, among other things, failure to resolve account restrictions promptly. In the second quarter of 2010, two putative class-action lawsuits (Devinda Fernando and Vadim Tsigel v. PayPal, Inc.; and Moises Zepeda v. PayPal, Inc.) were filed in the U.S. District Court for the Northern District of California. These lawsuits contain allegations that PayPal improperly held users’ funds or otherwise improperly limited users’ accounts. These lawsuits seek damages as well as changes to PayPal’s practices among other remedies. A determination that there have been violations of laws relating to PayPal’s practices could expose PayPal to significant liability. Any changes to PayPal’s practices resulting from these lawsuits could require PayPal to incur significant costs and to expend product resources, which could delay other planned product launches or improvements and further harm our business. Also, the CFPB has launched a complaints portal on its website that allows customers to file complaints against money transfer service providers, including PayPal and Venmo, and publishes information on such complaints. If PayPal is unable to provide quality customer support operations in a cost-effective manner, PayPal’s users may have negative experiences, PayPal may receive additional negative publicity, its ability to attract new customers may be damaged and it could become subject to additional litigation. As a result, current and future revenues could suffer, losses could be incurred and its operating margins could decrease.

Our industries are intensely competitive.

Across our businesses, the industries in which we compete are characterized by dynamic and rapid technological change, many and different business models and frequent disruption of incumbents by innovative entrants. We often compete across a range of industries with platform businesses such as Alibaba, Apple, Google and Facebook, many of whom are larger than we are or have greater capitalization, have a dominant and secure position in other industries, and offer other goods and services to consumers and merchants which we do not offer. As online and offline commerce increasingly converge, the pace of change, innovation and disruption is increasing.

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

In addition, our Marketplaces businesses face increased competitive pressure online and offline. In particular, the competitive norm for, and the expected level of service from, ecommerce and mobile commerce has significantly increased, due to, among other factors, improved user experience, greater ease of buying goods, lower (or no) shipping costs, faster shipping times and more favorable return policies. Also, certain platform businesses such as Alibaba, Apple, Google and Facebook, many of whom are larger than we are or have greater capitalization, have a dominant and secure position in other industries, and offer other goods and services to consumers and merchants which we do not offer. Some of our competitors, such as Google, control other products and services that are important to our success, including credit card interchange, Internet search and mobile operating systems. Recently, Google made changes to its search algorithms that had the effect of reducing the amount of traffic our Marketplaces business receives from free search on Google. If we are unable to change our products, offerings and services in ways that reflect the changing demands of the ecommerce and mobile commerce marketplaces, particularly the higher growth of sales of fixed-price items and higher expected service levels (some of which depend on services provided by sellers on our platforms) or compete effectively with and adapt to changes in larger platform businesses, our business will suffer.

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

In addition, certain manufacturers may limit or cease distribution of their products through online channels such as eBay. Manufacturers may attempt to use existing or future government regulation to prohibit or limit ecommerce in certain categories of goods or services. Manufacturers may also attempt to enforce minimum resale price maintenance or minimum advertised price arrangements to prevent distributors from selling on our websites or on the Internet generally, or at prices that would make our website attractive relative to other alternatives. For example, ASICS Corp. has taken steps to restrict Internet sales of their products on platform sites such as eBay.com. Following a probe by the German Federal Cartel Office (“FCO”), Adidas recently issued a statement stepping back from its restrictions, asserting that open marketplaces such as eBay can be used for distribution of its products as long as such marketplaces are capable of meeting Adidas’ criteria. The specific criteria that Adidas may require has not yet been finalized. Similarly, the German FCO has issued a strong warning to ASICS Corp. over its restrictions on online sales of its shoes by third parties, saying that these restrictions constitute a de facto ban on Internet distribution. While we view these as positive developments, the adoption by manufacturers of policies, or the adoption of new laws or regulations or interpretations of existing laws or regulations by government authorities, in each case discouraging or restricting the sales of goods or services over the Internet, could force our users to stop selling certain products on our websites. Increased competition or anti-Internet distribution policies or regulations may result in reduced operating margins, loss of market share and diminished value of our brands. As we respond to changes in the competitive environment, we may, from time to time, make pricing, service or marketing decisions or acquisitions that may be controversial with and lead to dissatisfaction among some of our sellers, which could reduce activity on our websites and harm our profitability.

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

PayPal
The markets for PayPal’s products and services are intensely competitive and are subject to rapid technological change, including but not limited to: mobile payments, electronic funds transfer networks allowing Internet access, cross-border access to payment networks, creation of new payment networks and new technologies for enabling merchants, both online and offline, to process payments more simply. In addition, the payments industry is rapidly changing, highly innovative and increasingly subject to regulatory scrutiny, which may negatively affect the competitive landscape. PayPal faces competition and potential competition from existing online, mobile and offline payment methods, including, among others:

•	providers of traditional payment methods, particularly credit and debit cards, checks, money orders and Automated Clearing House transactions (these providers are primarily well-established banks);

•
providers of “digital wallets” which offer customers the ability to pay online and/or on mobile devices, including with mobile applications, through a variety of payment methods, including Visa’s V.me, MasterCard’s MasterPass, American Express’s Serve, Google Wallet and the Merchant Customer Exchange (MCX) initiative supported by Walmart, Target and other major U.S. retailers;

•
providers of mobile payments solutions that use Visa, American Express and Mastercard's tokenized card data approaches and Near Fields Communication (NFC) functionality, such as Apple's mobile Apple Pay, and Google's Android solution, that uses Host Based Card Emulation (HCE) functionality to eliminate the need for a physical NFC card in the device;

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

•	providers of "person-to-person" payments, that facilitate individuals sending money with an email address, such as Facebook messaging payments;

•
providers of mobile payments, including Softcard in the U.S., Buyster in France, Mpass in Germany, Paym in the U.K., Boku and Crandy, many of which are owned by or supported by major mobile carriers; and

•
providers of card readers for mobile devices and of other new point of sale and multi-channel technologies, including Square (which has also begun to offer a marketplace service to sellers), Chase Paymentech, Bank of America, AT&T (in association with Vantiv), Capital One, Shopify, iZettle, WorldPay, Payleven, Groupon, SumUp and others.

PayPal also faces competition and potential competition from:

•	money remitters such as MoneyGram, Western Union, Global Payments, Inc., Xoom and Euronet;

•	bill payment services, including CheckFree, a subsidiary of Fiserv;

•
services that provide online merchants the ability to offer their customers the option of paying for purchases from their bank account or paying on credit, including Western Union’s WU Pay, Dwolla, Acculynk, TeleCheck (a subsidiary of First Data), iDEAL in the Netherlands, Klarna in several European countries with announced plans to enter the U.S. market, Sofortueberweisung (which recently merged with Klarna) in Germany, PayLib in France and the MyBank pan-European initiative;

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

 Some of PayPal’s competitors, such as Wells Fargo, First Data, American Express, WorldPay (The Royal Bank of Scotland) and Synchrony Financial (formerly, GE Capital Retail Bank), also provide processing services to PayPal. If PayPal were to seek to expand the financial products that it offers, either alone or through a commercial alliance or an acquisition, these processing relationships could be negatively affected, or these competitors and other processors could make it more difficult for PayPal to deliver its services.

Enterprise

Our Enterprise business provides our suite of commerce technologies, omnichannel operations capabilities and marketing solutions that enable companies to operate and integrate their ecommerce offering into their omnichannel business. The market for such products and services is continuously evolving and intensely competitive. Many of our prospective clients evaluate managing all or some aspects of an omnichannel business with internal resources. As a result, we often compete with in-house solutions promoted and supported by internal information technology staffs, marketing departments, merchandising groups and other internal corporate constituencies as well as with external technology and interactive marketing service providers that supply one or more components that allow prospective clients to develop and operate their omnichannel business in-house. This group of providers may include the prospective client itself and companies that offer: Web platforms (e.g., Art Technology Group (owned by Oracle), IBM, Amazon, Demandware, MarketLive and Microsoft); customer care/call center services (e.g., West Communications, Amazon, Sykes Enterprises and Convergys); fulfillment and logistics (e.g., PFS Web, Amazon, Innotrac, DHL and UPS); systems integration services and technology products and services (e.g., Accenture, EDS, Sapient, Infosys, Oracle and IBM); email management and data aggregation (e.g., Experian, Harte-Hanks and Epsilon); online marketing and design services (digital marketing services agencies such as Omnicom Group, WPP Group, Publicis and the Interpublic Group of Companies); and other interactive marketing services (e.g., Google, LinkShare (owned by Rakuten), TradeDoubler, Adobe and ValueClick). Low barriers to entry in the interactive marketing industry could also increase the number of competitors we may face.

We believe that we compete primarily on the basis of the following:

•	offering the choice of a complete integrated solution or a component-based e-commerce solution;

•	promoting the client’s brand and business, rather than our own;

•	providing scale and operating leverage with an enterprise focus;

•	establishing a commitment to invest in and enhance our platform;

•	aligning our financial interests with those of our clients;

•
offering a suite of individual digital marketing solutions that are integrated with our marketing solutions platform, which we believe provides a more strategic, cohesive and optimized approach to demand generation; and

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

In several jurisdictions, we have taken actions designed to improve the security of transactions and the quality of the user experience on our websites and mobile platforms. For example, beginning in June 2008, we have required users in the U.K. to offer PayPal as a payment alternative on most transactions on our localized U.K. site, and since October 2008, we have required sellers on eBay.com to accept one or more accepted payment methods (currently PayPal, PayPal Credit, credit or debit cards processed through Internet merchant accounts, ProPay and Skrill (formerly known as Moneybookers)) and no longer allow any forms of paper payment, including checks and money orders, to be listed by sellers in the U.S. for most categories of items. While these initiatives are intended to improve and make safer our users’ buying experience and/or increase activity on our sites, certain users may be negatively affected by or react negatively to these changes, and may allege that we have (and are abusing) market power. We have faced inquiries from government regulators in various jurisdictions related to such actions, such as, in 2008, both the Australian Competition and Consumer Commission and the Reserve Bank of Australia reviewed our policies requiring sellers to offer PayPal as a payment alternative on most transactions on our localized Australian website and precluding sellers from imposing a surcharge or any other fee for accepting PayPal or other payment methods. We may face similar inquiries from other government regulators in the future. Negative reactions to these changes by our users or government authorities could, among other things, force us to change our operating practices in ways that could harm our business, operating results and profitability.

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

•	significant local, national or global events capturing the attention of a large part of the population; and

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

The determination of our worldwide provision for income taxes and other tax liabilities requires estimation and significant judgment, and there are many transactions and calculations where the ultimate tax determination is uncertain. Like many other multinational corporations, we are subject to tax in multiple U.S. and foreign tax jurisdictions and have structured our operations to reduce our effective tax rate. Our determination of our tax liability is always subject to audit and review by applicable domestic and foreign tax authorities, and we are currently undergoing a number of investigations, audits and reviews by taxing authorities throughout the world, including with respect to our tax structure. Governments are increasingly focused on ways to increase revenues, which has contributed to an increase in audit activity and harsher stances taken by tax authorities. The low effective tax rates paid by certain US based Internet and technology companies on their European operations had become a political issue in several countries in Europe. In addition, the EU has announced investigations of certain companies and countries within the EU to determine whether state aid restrictions were broken. Any adverse outcome of any such audit or review could have a negative effect on our business, operating results and financial condition, and the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made. While we have established reserves based on assumptions and estimates that we believe are reasonable to cover such eventualities, these reserves may prove to be insufficient in the event that any taxing authority is successful in asserting tax positions that are contrary to our positions.

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

We currently hold a significant amount of our free cash outside of the United States. Such arrangements may have certain tax efficiencies, but they may also place constraints on our possible use of the cash. In the event we determine to repatriate the cash to the United States, or in the event of significant change to tax laws domestically or internationally, we may be subject to significant additional tax liabilities that could negatively impact our results. In that regard, as described under “Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations--Provision for Income Taxes" and"--Liquidity and Capital Resource Requirements” above, during the first quarter of 2014, we changed our intent with regard to the indefinite reinvestment of unremitted foreign earnings of certain of our foreign subsidiaries for 2013 and prior years and, as a result, accrued deferred taxes of approximately $3.0 billion.

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

As of September 30, 2014, we had approximately $7.3 billion of senior unsecured notes outstanding and no indebtedness outstanding under our $2 billion commercial paper program and no indebtedness or letters of credit outstanding under our $3 billion senior unsecured revolving credit facility (of which $2 billion of available borrowing capacity was reserved to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they come due and $1 billion of borrowing capacity was available for other purposes permitted by the credit facility).

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

Risk Factors Related to the Planned Separation of eBay and PayPal
Our plan to separate eBay and PayPal into two independent publicly traded companies is subject to various risks and uncertainties and may not be completed in accordance with the expected plans or anticipated timeline or at all.
On September 30, 2014, we announced a plan to separate eBay and PayPal into two independent public companies. The separation, which is expected to be completed in the second half of 2015, is subject to board approval of the final terms of the separation and market, regulatory and certain other conditions. We also announced that following separation, Devin Wenig, currently president of eBay Marketplaces, will become CEO of the new eBay company, and that Dan Schulman, currently president of PayPal, will become CEO of the standalone PayPal company.
Unanticipated developments, including changes in the competitive conditions of eBay’s and PayPal’s respective markets, possible delays in obtaining various tax opinions or rulings, regulatory approvals or clearances, uncertainty of the financial markets and challenges in establishing infrastructure or processes and executing the separation, could delay or prevent the completion of the proposed separation, or cause the proposed separation to occur on terms or conditions that are different or less favorable than expected. We expect that the process of completing the proposed separation will be time-consuming and involve significant costs and expenses, which may be significantly higher than what we currently anticipate and may not yield a discernible benefit if the separation is not completed. Executing the proposed separation will require significant time and attention from our senior management and key employees, which could distract them from operating our business, disrupt operations and result in the loss of business opportunities, which could adversely affect our business, financial results and results of operations. We may also experience increased difficulties in attracting, retaining and motivating key employees during the pendency of the separation and following its completion, which could harm our businesses.
The proposed separation may not achieve some or all of the anticipated benefits.
Even if the proposed separation is completed, we may not realize some or all of the anticipated strategic, financial, operational, marketing or other benefits from the spin-off. As independent, publicly traded companies, eBay and PayPal will be smaller, less diversified companies with a narrower business focus and may be more vulnerable to changing market conditions, which could materially and adversely affect their respective business, financial condition and results of operations. Separating the businesses may also result in dis-synergies post-separation that could negatively impact the balance sheet, income statement and cash flows of each businesses. Further, there can be no assurance that the combined value of the common stock of the two publicly-traded companies will be equal to or greater than what the value of our common stock would have been had the proposed separation not occurred.
The proposed separation may result in disruptions to, and negatively impact our relationships with, our customers and other business partners.
Uncertainty related to the proposed separation may lead customers and other parties with which we currently do business or may do business in the future to terminate or attempt to negotiate changes in existing business relationships, or consider entering into business relationships with parties other than us. These disruptions could have a material and adverse effect on our businesses, financial condition, results of operations, and prospects. The effect of such disruptions could be exacerbated by any delays in the completion of the separation. In addition, as independent stand-alone entities, eBay and PayPal may be unable to obtain goods, services, financing and technology at prices or on terms as favorable as those obtained by eBay Inc. prior to the separation.

The potential negative impact of the events described above could not only adversely affect our company as currently constituted, but could also adversely affect the individual eBay and PayPal businesses following their separation into independent companies.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchase activity during the three months ended September 30, 2014 was as follows:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet be Purchased Under the Programs (1)
July 31, 2014	160,308	$49.89	160,308	$2,165,494,609
August 31, 2014	—	$—	—	$2,165,494,609
September 30, 2014	—	$—	—	$2,165,494,609
	160,308		160,308

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

During the nine months ended September 30, 2014, we repurchased approximately $3.5 billion of our common stock under our stock repurchase programs at an average price of $52.89 per share. As of September 30, 2014, we had repurchased the full amount of common stock authorized under our June 2012 stock repurchase program and a total of approximately $2.2 billion remained available for further repurchases of our common stock under our January 2014 stock repurchase program. For further details, please see "Part I, Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Stock Repurchases."

Item 3:	Defaults Upon Senior Securities

Not applicable.

Item 4:	Mine Safety Disclosures

Not applicable.

Item 5:	Other Information

Not applicable.

Item 6:	Exhibits

Exhibit 10.01+	Letter Agreement dated September 15, 2014 between Mark Carges and Registrant.
Exhibit 10.02+	Letter Agreement dated September 29, 2014 between Daniel Schulman and Registrant.
Exhibit 10.03+	Letter Agreement dated September 29, 2014 between Devin Wenig and Registrant.
Exhibit 12.01	Statement regarding computation of ratio of earnings to fixed charges.
Exhibit 31.01	Certification of Registrant's Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.02	Certification of Registrant's Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.01	Certification of Registrant's Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.02	Certification of Registrant's Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eBay Inc.
Principal Executive Officer:

		By:	/s/ John J. Donahoe
John J. Donahoe
President and Chief Executive Officer
Date:	October 16, 2014
Principal Financial Officer:

		By:	/s/ Robert H. Swan
Robert H. Swan
Senior Vice President, Finance and Chief Financial Officer
Date:	October 16, 2014
Principal Accounting Officer:

		By:	/s/ Brian J. Doerger
Brian J. Doerger
Vice President, Chief Accounting Officer
Date:	October 16, 2014

INDEX TO EXHIBITS

Exhibit 10.01+	Letter Agreement dated September 15, 2014 between Mark Carges and Registrant.
Exhibit 10.02+	Letter Agreement dated September 29, 2014 between Daniel Schulman and Registrant.
Exhibit 10.03+	Letter Agreement dated September 29, 2014 between Devin Wenig and Registrant.
Exhibit 12.01	Statement regarding computation of ratio of earnings to fixed charges.
Exhibit 31.01	Certification of Registrant's Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.02	Certification of Registrant's Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.01	Certification of Registrant's Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.02	Certification of Registrant's Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan or arrangement