Form 10-K
period 2014-12-31
EBAY INC
filed 2015-02-06
CIK 1065088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  [ ]    No  [x]
As of June 30, 2014, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $56,598,125,397 based on the closing sale price as reported on The Nasdaq Global Select Market.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 2, 2015
Common Stock, $0.001 par value per share	1,210,046,829 shares
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the definitive proxy statement for the registrant's Annual Meeting of Stockholders expected to be held in April 2015.

eBay Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2014

PART I
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions (such as those relating to future business, future results of operations or financial condition, new or planned features or services, or management strategies, including the proposed separation of PayPal from eBay described below). You can identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Item 1A: Risk Factors” of this Annual Report on Form 10-K, as well as in our consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or the SEC. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

ITEM 1: BUSINESS

eBay Inc. was formed as a sole proprietorship in September 1995 and was incorporated in California in May 1996. In April 1998, we reincorporated in Delaware, and in September 1998, we completed the initial public offering of our common stock. Our principal executive offices are located at 2065 Hamilton Avenue, San Jose, California 95125, and our telephone number is (408) 376-7400. Unless otherwise expressly stated or the context otherwise requires, when we refer to “we,” “our,” “us” or “eBay” in this Annual Report on Form 10-K, we mean the current Delaware corporation (eBay Inc.) and its California predecessor, as well as all of its consolidated subsidiaries. When we refer to “eBay.com,” we mean the online marketplace located at www.ebay.com and its localized counterparts. When we refer to “PayPal,” we mean the online payments platform located at www.paypal.com and its localized counterparts. When we refer to “Enterprise,” we mean the ecommerce and marketing solutions provided by eBay Enterprise, formerly GSI Commerce, which we acquired in June 2011. On January 21, 2015, we announced that we will be exploring strategic options for eBay Enterprise, including a possible sale or IPO.

We enable global commerce and payments on behalf of users, merchants, retailers and brands of all sizes. The technologies and services we provide are designed to enable users and merchants worldwide to organize and offer their inventory for sale and buyers to find, buy and pay for it virtually anytime and anywhere. We enable commerce through three reportable segments: Marketplaces, Payments and Enterprise. Driven by the ubiquity of the Internet and the proliferation of mobile devices, we believe that the way consumers engage with each other, brands and services is fundamentally changing, blurring the lines between offline retail and online ecommerce. We believe that this trend has expanded our addressable market in both the ecommerce and payments industries. We measure our footprint in this addressable market using a metric that we call “Enabled Commerce Volume." Enabled Commerce Volume, or ECV, consists of the total commerce and payment volume that runs through our platforms and which we enable on behalf of our users, merchants, retailers and brands. We define ECV as the total commerce and payment volume across all three of our business segments consisting of Marketplaces GMV, PayPal Merchant Services Net TPV and eBay Enterprise Gross Merchandise Sales not earned on eBay or paid for via PayPal or PayPal Credit (formerly Bill Me Later) during the period; it excludes volume transacted through the Magento platform. See the definitions of “GMV,” “Merchant Services Net TPV” and “Gross Merchandise Sales” in our Marketplaces, Payments and Enterprise discussions, respectively, below.

Our primary focus is on our customers. Our company is only successful when the users and merchants we enable are successful. Whether online, through the mobile channel or in the physical world, we are primarily a transaction-based business that generates revenue from the transactions and payments that we successfully enable. We also generate revenue through marketing services, classifieds and advertising. In addition, we have created an open source platform that provides software developers and merchants access to our applications programming interfaces, or APIs, to develop software and solutions for commerce. As of December 31, 2014, our Marketplaces segment had more than 155 million active buyers and more than 800 million listings globally, while our Payments segment had 162 million active registered accounts. See the definitions of "active buyer" and “active registered accounts” in our Marketplaces and Payments discussions, respectively, below.

For additional financial information about our reportable segments as well as the geographic areas where we conduct business, please see "Note 5 - Segments" to the consolidated financial statements included in this Annual Report on Form 10-K. Additionally, please see the information in "Item 1A: Risk Factors" under the caption "Our international operations are subject to increased risks, which may harm our business, operating results, and financial condition," which describes risks associated with the foreign operations of our reportable segments.

Proposed Separation of PayPal from eBay

On September 30, 2014, we announced that our Board of Directors, following a strategic review of our growth strategies and structure, has approved a plan to separate PayPal (consisting of our Payments segment) into an independent publicly traded company. We expect to complete the transaction as a tax-free spin-off in the second half of 2015, subject to market, regulatory, and certain other conditions. We also announced that Dan Schulman has been appointed as President of PayPal and CEO-designee of the standalone PayPal company following separation, and that Devin Wenig, currently President of eBay Marketplaces, will become CEO of eBay following separation. Please see the information in "Item 1A: Risk Factors" under the heading "Risk Factors Related to the Planned Separation," which describes some of the risks and uncertainties associated with the proposed separation.

Marketplaces

Our Marketplaces segment includes our core global ecommerce platform, ebay.com; other localized sites around the world such as eBay.de and eBay.co.uk; related commerce platforms, including our vertical shopping websites, such as StubHub, and our classifieds websites, such as Marktplaats.nl and mobile.de; and our advertising services business. We have made investments and acquisitions to help enable commerce on our platforms for consumers and merchants online, on mobile devices and in the physical world. Our objective is to bring the world’s inventory to the world’s buyers.

We had more than 155 million active buyers as of December 31, 2014. The term “active buyer” means, as of any date, all buyers (including buyers of Half.com, StubHub, GittiGidiyor and our Korean subsidiary) who successfully closed a transaction on our Marketplaces platforms within the previous 12-month period. Buyers may register more than once, and as a result, may have more than one account.

Our Marketplaces platforms offer the following features:

We are a leading commerce platform for users and merchants.

Our business model and pricing is designed so that our Marketplaces business is successful when our merchants are successful. The majority of our Marketplaces revenue comes from a take rate on the Gross Merchandise Volume, or GMV, of transactions closed on our Marketplaces trading platforms. In 2014, we generated $82.95 billion in GMV. We define GMV as the total value of all successfully closed transactions between users on Marketplaces platforms (excluding eBay's classifieds websites, brands4friends and Shopping.com) during the applicable period, regardless of whether the buyer and seller actually consummated the transaction; excludes vehicles and real estate gross merchandise volume.

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

eBay Money Back Guarantee covers items purchased on our websites in the U.S., the U.K., Germany, Australia and Canada through a qualifying payment method and protects most buyers with respect to items that are not received or are received but not as described in the listing. Some purchases, including most vehicles, are not covered. eBay Money Back Guarantee provides coverage for the purchase price of the item, plus original shipping costs, for a limited period of time from the original date of transaction, and includes a streamlined interface to help buyers and sellers navigate the process.

The size and scale of our Marketplaces platforms are designed to enable our users and merchants to leverage our economies of scale and capital investment, for example in sales and marketing, mobile, customer acquisition and customer service.

We provide a variety of access points for consumers to shop virtually anytime, anywhere.

Our Marketplaces platforms are accessible through a traditional online experience (e.g., an Internet-connected computer), from mobile devices (e.g., smartphones and tablets), and to a limited extent, via screens in the physical world (e.g., dedicated terminals located within retail stores). We offer downloadable, easy-to-use mobile applications for the iPhone, the iPad, Android and Windows mobile devices that allow access to eBay.com and some of our other websites and vertical shopping experiences, including StubHub, Fashion, Motors and Half.com. In 2014, over $27 billion in mobile commerce volume was transacted across our platforms, representing an increase of more than 40% compared to 2013.

We provide a large selection of inventory globally.

We had over 800 million items listed for sale as of December 31, 2014, which we believe makes us one of the world’s largest online marketplaces. For 2014, approximately 61% of our GMV was international (i.e., outside the U.S.).

We strive to provide value to consumers.

We believe that we have some of the lowest prices available for a number of consumer products. In the U.S., the U.K. and Germany over 56% of successfully closed transactions included free shipping during 2014. We have developed a number of features on our Marketplaces platforms in the areas of trust and safety (including our Feedback Forum, SafeHarbor Program, Verified Rights Owner Program, eTRS and eBay Money Back Guarantee), customer support and value-added tools and services, as well as loyalty programs (for both buyers and sellers). These features are designed to make users more comfortable trading with unknown partners and completing transactions online or through mobile devices, as well as rewarding our top buyers and sellers for their loyalty.

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

•
By delivery format: Consumers can have items shipped to them through shipping options offered by the seller and selected by the buyer on our core Marketplaces platform. For certain items purchased from certain retailers, consumers can pick up items they purchased online or through mobile devices in one of the retailer’s physical stores (which we refer to as in store pickup). This brings more choice for buyers and sellers around delivery cost and convenience.

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

Payments

Our Payments segment includes our core payments brand PayPal, which enables individuals and businesses to securely, easily and quickly send and receive payments online and through a broad range of mobile devices in approximately 203 markets worldwide and in 26 currencies as of December 31, 2014. The majority of our Payments revenue comes from a take rate on the Net TPV that we enable. In 2014, we generated $227.9 billion in Net TPV. In 2014, we generated $59.6 billion in On

eBay Net TPV attributable to transactions on eBay Marketplaces, which represented 26% of our Net TPV. We define Net TPV as the total dollar volume of payments, net of payment reversals, successfully completed through our payments networks, including PayPal Credit, Venmo and payments processed through Braintree’s full stack payments platform during the period; it excludes payments sent or received through PayPal’s and Braintree's payment gateway businesses. We define On eBay Net TPV as the total dollar volume of payments, net of payment reversals, successfully completed through our payments networks, including PayPal Credit, during the period for transactions on our Marketplaces platforms. We define Merchant Services Net TPV as the total dollar volume of payments, net of payment reversals, successfully completed through our payments networks, including PayPal Credit, Venmo and payments processed through Braintree’s full stack payments platform during the period; it excludes PayPal’s and Braintree's payment gateway businesses and payments for transactions on our Marketplaces platforms.

Our objective for the Payments segment is to enable consumers and merchants to pay and get paid virtually anywhere, anytime and on any Internet connected device, whether they are online or in the physical world. We believe that simplifying and integrating payments can provide value to consumers and drive incremental sales for our merchant partners. The PayPal digital wallet gives people a fast, safe and convenient way to receive, send or spend their money. Our payment networks are designed to be simple, safe and secure and are built upon the existing global financial infrastructure to create global, real-time payment solutions. PayPal connects with financial institutions around the world, and allows consumers to make purchases using a broad range of payment methods, regardless of where a seller is located. Users of our PayPal payments solutions can engage in cross-border shopping, which can help merchants to increase sales volume by allowing them to sell to a global base of consumers, who can make payments in a wide range of currencies.

We had 162 million active registered accounts as of December 31, 2014. The term “active registered accounts” means, as of a given date, all registered accounts that successfully sent or received at least one payment or payment reversal through our PayPal payments networks, including PayPal Credit, within the last 12 months and which are currently able to transact. Users may have more than one account with PayPal or PayPal Credit and therefore the number of active registered accounts may be greater than the number of underlying users.

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

With the growth of Internet-enabled mobile devices, PayPal is a popular form of payment for mobile commerce. In December 2013, we completed our acquisition of Braintree to help strengthen our position in mobile payments and extend our coverage to a new class of retailers who offer their services primarily through mobile apps. As part of that acquisition, we also acquired Venmo, which offers an application to move money between friends and family using their mobile device. In 2014, PayPal's Net TPV for transactions using mobile devices exceeded $45 billion, of which approximately 44% was from eBay Marketplaces. PayPal also offers PayPal Here, a mobile payment processing solution for small businesses in the United States, Canada, the United Kingdom, Australia, Hong Kong and Japan.

Our global reach and scale provides value for consumers and merchants.

With 162 million active registered accounts as of December 31, 2014, PayPal provides merchants with a large base of potential customers. As a result of being available in approximately 203 markets and in 26 currencies as of December 31, 2014, PayPal also provides merchants with global reach and reduces some of the complexity and friction involved in overseas and cross-border trade. For the year ended December 31, 2014, approximately 49% of PayPal’s Net TPV was international. Our U.S. merchants are also able to offer consumer credit to U.S. consumers at the point of sale through our PayPal Credit service.

We offer consumers choice by providing a variety of funding mechanisms.

Consumers can typically fund their PayPal accounts in a variety of ways, including by credit card, debit card, electronic funds transfers from their bank account and through a PayPal account balance if the consumer has previously received payments through PayPal or chosen to pre-fund their PayPal account. We refer to the allocation of funding sources used by PayPal consumers as our “funding mix.”

We also provide credit products through our PayPal Credit service. Currently, when a consumer funds a purchase using PayPal Credit, a chartered financial institution extends credit to the consumer, funds the extension of credit at the point of sale and advances funds to the merchant. PayPal Credit is neither a chartered financial institution nor is it licensed to make loans in any state. Accordingly, PayPal Credit must rely on a bank or other licensed lender to issue credit products and extend credit to customers. Although the chartered financial institution continues to own each of the customer accounts, we subsequently purchase and retain most of the consumer receivables related to the consumer loans made by the chartered financial institution and are also responsible for servicing functions related to the customer account.

PayPal Credit accounts are most commonly opened on U.S. merchant websites, including ebay.com, offering PayPal Credit as a payment method, but can also be opened by U.S. consumers through a qualified PayPal account or at the PayPal Credit website. U.S. consumers may be offered an opportunity to defer payments under some promotional arrangements offered on select merchant sites. Interest on such purchases can be deferred for up to 18 months.

For information regarding risks related to PayPal Credit, see the information in “Item 1A: Risk Factors” under the captions "Our credit products and services expose us to additional risks" and "PayPal is not a bank or licensed lender and relies upon third parties to make the loans and provide the other services critical to its business."

We are focused on making our solutions simple for customers and developers.

Our Payments business seeks to put the customer first. We are focused on creating easy to use products that leverage our technological leadership and we are using a true “mobile first” approach to make payments simple and intuitive. Our PayPal platform and open APIs are designed to allow developers to innovate with ease and to offer cutting edge applications to a large ecosystem of merchants and consumers, while at the same time maintaining the safety of our users’ financial information. PayPal provides developers with intuitive, flexible and powerful tools that are designed to leverage PayPal’s global reach and payment capabilities. Some of our software developer kits, or SDKs, are specifically focused on the mobile app market and are designed to remove friction by not requiring a redirect to PayPal.com or an additional login.

Our payments solutions offer leading fraud prevention and protection.

PayPal enables consumers to make payments quickly and easily without sharing sensitive financial information, such as credit card or debit card numbers, with merchants or other consumers. To make payments using PayPal, consumers need to disclose only their email address or mobile phone number to merchants. The account-based nature of PayPal's platform helps us to better detect and prevent fraud when funds enter, flow through and exit the PayPal network. PayPal also utilizes eBay Marketplaces global transaction data to help manage risk. As a result of the systems and processes that we have built over many years, we believe that PayPal is one of the world’s most trusted payments brands.

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

Enterprise

In June 2011, eBay acquired GSI Commerce, Inc., or GSI, which provides commerce technologies, omnichannel operations and marketing solutions for large, nationally recognized retailers and brands that operate in general merchandise categories, including apparel, sporting goods, toys & baby, health & beauty and home. In June 2013, eBay renamed the GSI segment as Enterprise. Today, Enterprise empowers retailers and brands to engage and sell more to today’s hyper-connected consumer with a modular, integrated portfolio of commerce solutions and services spanning the entire customer experience journey.

Enterprise operates three primary lines of business: Commerce Technologies, Omnichannel Operations Solutions and Commerce Marketing Solutions. Enterprise provides its products and services on an individual basis and as bundled solutions. Each of these three primary lines of business complements the other, which allows for cross-selling opportunities.

Commerce Technologies. Magento Enterprise Edition is our licensed open core platform, offering an enterprise-class native feature set and unparalleled flexibility through direct source code access and APIs. Magento Enterprise Edition supports on-premise, hosted managed (via partners) and on-demand (cloud deployment via partners) deployments. As a licensed-deployed solution, merchants have full control of their deployment model and data.

•
eBay Enterprise Retail Order Management solution provides clients with a reliable and scalable Platform-as-a-Service model to manage orders received from multiple brands, sites and customer touch points. It optimizes order distribution, determines the most efficient source for order fulfillment and includes an extensive set of reporting/ business intelligence capabilities. The solution provides tight orchestration across the entire technology value chain, spanning several key areas: distributed order management, omnichannel inventory management, and reporting. Whether delivered as part of a fully integrated eBay Enterprise commerce solution, or as a standalone integrated to third party storefronts, eBay Enterprise Retail Order Management provides a powerful foundation for omnichannel success. Optional modules include store fulfillment and payments. It is flexible to use other third-party webstores and is pre-integrated for easy combination with Magento Enterprise Edition.

•
eBay Enterprise Payment and Protection module is an optional, end-to-end payment solution that can be seamlessly integrated with eBay Enterprise Retail Order Management solution. The eBay Enterprise payments infrastructure provides a robust online payment processing engine with capabilities including price, tax and shipping calculations, address verification, order review, fraud prevention, credit card authorization, settlement and alternative payment processing, and permits payment using PayPal as well as private label credit cards, gift cards and online gift certificates.

•
eBay Enterprise Store Fulfillment solutions provide modular, cloud-based Software-as-a-Service Ship-from Store, In-Store Pickup and Ship-to Store capabilities that gives provides retailers full visibility into inventory across stores, distribution centers, and even suppliers so they can deliver goods at the best possible speed and cost while preserving the best possible margin. This solution has been shown to increase sales, enhance the consumer experience and improve customer retention rates.

•
eBay Enterprise Retail Associate Platform is a modular mobile-based platform that brings data and commerce together into a powerful toolset. Designed to increase in-store sales through better consumer engagement, the Retail Associate Platform offers a variety of different modules - commerce, customer, product, and omnichannel fulfillment - which retailers can choose from to both increase top line revenue and decrease bottom line costs. The platform is completely open and can connect to existing retail system implementations. This flexible architecture, combined with a mobile interface developed by some of the industry’s leading mobile developers, allows retailers to create a world class in-store engagement capability at a fraction of the cost and time it takes to deploy other solutions or to build themselves.

eBay Enterprise Omnichannel Operations. eBay Enterprise Omnichannel Operations support fulfillment, freight and customer service functions for its clients.

•
eBay Enterprise Fulfillment and Freight solutions provide retailers and brands with scalable, market leading direct to consumer fulfillment with seven campuses across U.S., Canada and Europe with more than 6.5 million effective square footage of fulfillment space and an additional five fulfillment campuses with more than 2.1 million effective square footage of fulfillment space in Europe and China through its partnerships with FEIGE and FireSwirl. eBay Enterprise Fulfillment and Freight solutions provide scalability, operational efficiency and cost efficiencies that retailers can’t achieve on their own. The solution includes regional or central distribution models, warehouse management systems, inbound and outbound logistics, returns processing, value added services like custom packaging, personalization, gifting and assembly, as well as food grade and continuity fulfillment. eBay Enterprise can ship to 60+ countries and also provides freight solutions to ensure faster delivery at a lower cost. A proprietary freight solution - ShipQuik - gets orders to consumers faster by reducing time in transit from the fulfillment center to the consumer.

•
eBay Enterprise Customer Service: eBay Enterprise provides branded customer care services for commerce via telephone, IVR, live chat, email, and social support through three call centers and a network of customer support agents in the U.S., plus an additional call center in the U.K. The eBay Enterprise customer care platform combines proprietary and third-party technologies, including automatic call distribution, computer telephony integration, interactive voice response, email, workforce management, voice recording/monitoring, and customer relationship management systems. The U.K. call center offers customer care in nine languages. In addition, eBay Enterprise has a call center in China through its Fireswirl partnership. eBay Enterprise call center operations utilize business intelligence to optimize service, sales, agent and cost efficiencies as well as revenue enhancing services to help drive retail revenue through customer service interactions.

eBay Enterprise Marketing Solutions. eBay Enterprise Marketing Solutions is focused on providing comprehensive, industry-leading marketing technology solutions as well as digital agency services.

•
eBay Enterprise Marketing Solutions includes a suite of demand generation capabilities including: affiliate marketing; attribution; database and CRM; email & mobile marketing; online advertising display targeting. In 2015, eBay Enterprise will launch its Commerce Marketing Platform, a suite of cloud-based marketing solutions that enables marketers to plan and execute a consumer's entire journey while determining the most relevant offers and channel selections. Designed and built from the ground up in partnership with FICO, a leading predictive analytics and decision management software company, the platform combines commerce insights powered by data and best-in-class demand generation technologies of eBay Enterprise in combination with FICO’s powerful analytics applications to optimize the relevance and value of each individual customer’s purchasing journey.

•
eBay Enterprise Agency Services offers full-service digital marketing specializing in analytics and optimization; creative services; studio services; media services; search engine marketing; user experience design and usability research. The agency operates three state-of-the-art testing facilities-in New York City, Philadelphia and Silicon Valley-each equipped with tablet/mobile device testing capabilities and eye tracking technology. The agency also operates three in-house studios in New York City, Pennsylvania and its Kentucky fulfillment center. Enterprise’s flexible model can also implement and staff a pop-up studio at a client location or third-party fulfillment center.

While eBay Enterprise operates on a global basis, nearly all of its net revenues in 2014 were derived from its North American operations. Similar to our Marketplaces and Payments segments, the majority of our eBay Enterprise revenue comes from a take rate on the Gross Merchandise Sales that we enable through our Commerce Technologies and Omnichannel Operations suite of services, with the remaining revenue coming from Marketing Solutions. We define Gross Merchandise Sales as the retail value of all sales transactions, inclusive of freight charges and net of allowance for returns and discounts, which flow through our Enterprise Commerce Technologies whether we record the full amount of such transaction as a product sale or a percentage of such transaction as a service fee.

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

For more information regarding these risks, see the information in “Item 1A: Risk Factors” under the captions “Substantial and increasingly intense competition worldwide in the ecommerce industry may materially and adversely affect our overall business and results of operations” and “We are subject to regulatory activity and antitrust litigation under competition laws.”

To compete effectively, we will need to continue to expend significant resources in technology and marketing. These efforts require substantial expenditures, which could reduce our margins and have a material adverse effect on our business, financial position, operating results and cash flows and reduce the market price of our common stock. Despite our efforts to preserve and expand the size, diversity and transaction activity of our users and customers and to enhance the user experience, we may not be able to effectively manage our operating expenses, to increase or maintain our revenue, or to avoid a decline in our consolidated net income or a net loss.

Government Regulation

Government regulation impacts key aspects of our business. In particular, we are subject to laws and regulations that affect the ecommerce and payments industries in many countries where we operate. For more information regarding these risks, see the information in “Item 1A: Risk Factors” under the captions "Our business is subject to extensive government regulation and oversight" and "PayPal is subject to additional government regulation and supervision relating to the provision of financial services."

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

Technology

Our Marketplaces, Payments and Enterprise platforms utilize a combination of proprietary technologies and services as well as technologies and services provided by others. We have developed intuitive user interfaces, customer tools and transaction processing, database and network applications that help enable our users to reliably and securely complete transactions on our sites and help eBay Enterprise's clients to utilize its suite of services. Our technology infrastructure simplifies the storage and processing of large amounts of data, eases the deployment and operation of large-scale global products and services and automates much of the administration of large-scale clusters of computers. Our infrastructure has been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences. We strive to continually improve our technology to enhance the customer experience and to increase efficiency, scalability and security. For information regarding technology-related risks, see the information in “Item 1A: Risk Factors” under the caption “Systems failures and resulting interruptions in the availability of our websites, applications, products or services could harm our business."

Intellectual Property

We regard the protection of our intellectual property, including our trademarks (particularly those covering the eBay and PayPal names), patents, copyrights, domain names, trade dress and trade secrets as critical to our success. We aggressively protect our intellectual property rights by relying on federal, state and common law rights in the U.S. and internationally, as well as a variety of administrative procedures. We also rely on contractual restrictions to protect our proprietary rights in products and services. We routinely enter into confidentiality and invention assignment agreements with our employees and contractors and nondisclosure agreements with parties with whom we conduct business to limit access to and disclosure of our proprietary information.

We pursue the registration of our domain names, trademarks and service marks in the U.S. and internationally. Additionally, we have filed U.S. and international patent applications covering certain aspects of our proprietary technology.

Effective trademark, copyright, patent, domain name, trade dress and trade secret protection is typically expensive to maintain and may require litigation. We must protect our intellectual property rights and other proprietary rights in an increasing number of jurisdictions, a process that is expensive and time consuming and may not be successful.

We have registered our core brands as trademarks and domain names in the U.S. and a large number of other jurisdictions and have in place an active program to continue to secure trademarks and domain names that correspond to our brands in markets of interest. If we are unable to register or protect our trademarks or domain names, we could be adversely affected in any jurisdiction in which our trademarks or domain names are not registered or protected. We have licensed in the past, and expect to license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to others.

Third parties have from time to time claimed, and others will likely claim in the future, that we have infringed their intellectual property rights. We are typically involved in a number of such legal proceedings at any time. Please see the information in “Item 3: Legal Proceedings” and in “Item 1A: Risk Factors” under the captions "We are subject to patent litigation," "The listing or sale by our users of items that allegedly infringe the intellectual property rights of rights owners, including pirated or counterfeit items, may harm its business," and "We may be unable to adequately protect or enforce our intellectual property rights, or third parties may allege that we are infringing their intellectual property rights.”

Employees

As of December 31, 2014, we employed approximately 34,600 people globally and approximately 1,900 temporary employees. Approximately 22,300 of our employees were located in the U.S.

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
The contents of our websites and webcasts are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with (or furnish to) the SEC, and any references to our websites and webcasts are intended to be inactive textual references only.

Item 1A: RISK FACTORS

The following discussion is divided into two sections. The first section, which begins immediately following this paragraph, discusses some of the risks that may affect our business, results of operations and financial condition. The second section, captioned "Risk Factors Related to the Planned Separation," discusses some of the risks relating to our plan to separate PayPal into an independent publicly traded company. You should carefully review both of these sections, as well as our consolidated financial statements and notes thereto and the other information appearing in this report, for important information regarding risks that affect us.
Risk Factors That May Affect our Business, Results of Operations and Financial Condition
Our operating and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations and cash flows, as well as the trading price of our common stock and debt securities.

Our operating and financial results have varied on a quarterly basis during our operating history and may continue to fluctuate significantly as a result of a variety of factors, including as a result of the risks set forth in this “Risk Factors” section. It is difficult for us to forecast the level or source of our revenues or earnings (loss) accurately. In view of the rapidly evolving nature of our business, period-to-period comparisons of our operating results may not be meaningful, and you should not rely upon them as an indication of future performance. We do not have backlog, and substantially all of our net revenues each quarter come from transactions involving sales or payments during that quarter. Due to the inherent difficulty in forecasting revenues, it is also difficult to forecast expenses as a percentage of net revenues. Quarterly and annual expenses as a percentage of net revenues reflected in our consolidated financial statements may be significantly different from historical or projected rates. Our operating results in one or more future quarters may fall below the expectations of securities analysts and investors. The trading price of our common stock and debt securities could decline, perhaps substantially, as a result of the factors described in this paragraph.

Substantial and increasingly intense competition worldwide in the ecommerce and global payments industry may materially and adversely affect our overall business and results of operations.

Marketplaces

Our Marketplaces businesses currently and potentially compete with a wide variety of online and offline companies providing goods and services to consumers and merchants. The Internet and mobile networks provide new, rapidly evolving and intensely competitive channels for the sale of all types of goods and services. Marketplaces compete in two-sided markets, and must attract both buyers and sellers to use our platforms. Consumers who purchase or sell goods and services through Marketplaces have more and more alternatives, and merchants have more channels to reach consumers. We expect competition to continue to intensify. Online and offline businesses increasingly are competing with each other and our competitors include a number of online and offline retailers with significant resources and well-established brands. Moreover, the barriers to entry into these channels can be low, and businesses easily can launch online sites or mobile platforms and applications at nominal cost by using commercially available software or partnering with any of a number of successful ecommerce companies. As we respond to changes in the competitive environment, it may, from time to time, make pricing, service or marketing decisions or acquisitions that may be controversial with and lead to dissatisfaction among sellers, which could reduce activity on our websites and harm its profitability.

Our Marketplaces businesses face increased competitive pressure online and offline. In particular, the competitive norm for, and the expected level of service from, ecommerce and mobile commerce has significantly increased, due to, among other factors, improved user experience, greater ease of buying goods, lower (or no) shipping costs, faster shipping times and more favorable return policies. Also, certain platform businesses, such as Alibaba, Apple, Google and Facebook, many of whom are larger than us or have greater capitalization, have a dominant and secure position in other industries or certain significant markets, and offer other goods and services to consumers and merchants that we do not offer. If we are unable to change our products, offerings and services in ways that reflect the changing demands of the ecommerce and mobile commerce marketplaces, particularly the higher growth of sales of fixed-price items and higher expected service levels (some of which depend on services provided by sellers on our platforms), or compete effectively with and adapt to changes in larger platform businesses, our business will suffer.

Competitors with other revenue sources may also be able to devote more resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote more resources to website, mobile platforms and applications and systems development than we can. Other competitors may offer or continue to offer faster and/or free shipping, delivery on

Sunday, same-day delivery, favorable return policies or other transaction-related services which improve the user experience on their sites and which could be impractical or inefficient for our sellers to match. Competitors may be able to innovate faster and more efficiently, and new technologies may increase the competitive pressures by enabling competitors to offer more efficient or lower-cost services.

Some of our competitors control other products and services that are important to our success, including credit card interchange, Internet search, and mobile operating systems. Such competitors could manipulate pricing, availability, terms or operation of service related to their products and services in a manner that impacts our competitive offerings. For example, Google, which operates a shopping platform service, made changes to its search algorithms that reduced the amount of search traffic directed to Marketplaces from searches on Google. If we are unable to use or adapt to operational changes in such services, we may face higher costs for such services, or face integration or technological barriers, it could raise our costs and our business will suffer.

Consumers who might use our Marketplaces sites to buy goods have a wide variety of alternatives, including traditional department, warehouse, boutique, discount and general merchandise stores (as well as the online and mobile operations of these traditional retailers), online retailers and their related mobile offerings, online and offline classified services and other shopping channels, such as offline and online home shopping networks. In the United States, these include Amazon.com (which recently opened an experimental brick-and-mortar store in New York City and continues to expand into new geographies and lines of business), Google, Wal-Mart, Target, Sears, Macy’s, JC Penney, Costco, Office Depot, Staples, OfficeMax, Sam’s Club, Buy.com (owned by Rakuten), Yahoo! Shopping, MSN, QVC and Home Shopping Network, among others. In addition, consumers have a large number of online and offline channels focused on one or more of the categories of products offered on our site.

Consumers also can turn to many companies that offer a variety of services that provide other channels for buyers to find and buy items from sellers of all sizes, including online aggregation and classifieds websites, such as craigslist (in which we own a minority equity stake), Oodle.com and a number of international websites operated by Schibsted ASA or Naspers Limited. Consumers also can turn to shopping-comparison sites, such as Google Shopping. In certain markets, our fixed-price listing and traditional auction-style listing formats increasingly are being challenged by other formats, such as classifieds.

Our classifieds websites offer classifieds listings in the United States and a variety of local international markets. In many markets in which they operate, including in the United States, these classifieds platforms compete for customers and for advertisers against more established online and offline classifieds platforms.

Our online shopping comparison websites (Shopping.com) compete with sites such as Google Shopping, Buy.com, Nextag.com, Pricegrabber.com, Shopzilla, Buscapé in Latin America (owned by Naspers) and Yahoo! Product Search, which offer shopping search engines that allow consumers to search the Internet for specified products. In addition, sellers are increasingly utilizing multiple sales channels, including the acquisition of new customers by paying for search-related advertisements on horizontal search engine sites, such as Google, Yahoo!, Naver and Baidu. We use product search engines and paid search advertising to help users find our sites, but these services also have the potential to divert users to other online shopping destinations. Consumers may choose to search for products and services with a horizontal search engine or shopping comparison website, and such sites may also send users to other shopping destinations.

Consumers and merchants who might use our sites to sell goods also have many alternatives, including general online ecommerce sites, such as Amazon and Alibaba, and more specialized sites, such as Etsy. Our international sites also compete for sellers with general and specialized online ecommerce sites. Sellers may also choose to sell their goods through other channels, such as classifieds sites. Consumers and merchants also can create and sell through their own sites, and may choose to purchase online advertising instead of using our services. In some countries, there are online sites that have larger customer bases and greater brand recognition, as well as competitors that may have a better understanding of local culture and commerce. We increasingly may compete with local competitors in developing countries that have unique advantages, such as a greater ability to operate under local regulatory authorities.

In addition, certain manufacturers may limit or cease distribution of their products through online channels, such as our Marketplaces sites. Manufacturers may attempt to use contractual obligations or existing or future government regulation to prohibit or limit ecommerce in certain categories of goods or services. Manufacturers may also attempt to enforce minimum resale price maintenance or minimum advertised price arrangements to prevent distributors from selling on our websites or on the Internet generally, or at prices that would make us less attractive relative to other alternatives. The adoption by manufacturers of policies, or their use of laws or regulations, in each case discouraging or restricting the sales of goods or services over the Internet, could force our users to stop selling certain products on our websites, which could result in reduced operating margins, loss of market share and diminished value of our brands.

The principal competitive factors for Marketplaces include the following:

•	ability to attract, retain and engage buyers and sellers and user engagement;

•	volume of transactions and price and selection of goods;

•	trust in the seller and the transaction;

•	customer service;

•	brand recognition;

•	community cohesion, interaction and size;

•	website, mobile platform and application ease-of-use and accessibility;

•	system reliability;

•	reliability of delivery and payment, including customer preference for fast delivery and free shipping and returns;

•	level of service fees; and

•	quality of search tools.

We may be unable to compete successfully against current and future competitors. Some current and potential competitors have longer operating histories, larger customer bases and greater brand recognition in other business and Internet sectors than we do.

Payments

The global payments industry is highly competitive. We compete against businesses in varied industries, many of whom are larger than we are, have a dominant and secure position in other industries, and offer other goods and services to consumers and merchants which we do not offer. As online and offline commerce increasingly converge, the pace of change, innovation and disruption is increasing. The payments industry is rapidly changing, highly innovative and increasingly subject to regulatory scrutiny, which may negatively affect the competitive landscape. Our payment programs compete against all forms of payment, including:

•	paper-based transactions (principally cash and checks);

•	providers of traditional payment methods, particularly credit and debit cards, money orders, and Automated Clearing House transactions (these providers are primarily well-established banks);

•
providers of “digital wallets” which offer customers the ability to pay online and/or on mobile devices through a variety of payment methods, including with mobile applications, through contactless payments, and with a variety of payment methods (these providers include Visa, MasterCard, American Express and the Merchant Customer Exchange (“MCX” initiative supported by Wal-Mart, Target and other major U.S. retailers));

•
providers of mobile payments solutions that use Visa, American Express and MasterCard’s tokenized card data approaches and Near Field Communication (NFC) functionality, such as Apple’s mobile Apple Pay, and Google’s Android solution, that uses Host Based Card Emulation (HCE) functionality to eliminate the need for a physical NFC card in the device;

•
payment-card processors that offer their services to merchants, including Chase Paymentech, First Data, Bank of America Merchant Services, Elavon, Vantiv, WorldPay, Barclays Merchant Services, Global Payments, Inc., Stripe and Balanced, and payment gateways, including CyberSource and Authorize.net (both owned by Visa), SimplifyCommerce by MasterCard, and First Data;

•
Amazon Payments, which offers merchants the ability to accept payment card- and bank-funded payments from Amazon’s base of online and mobile customers on the merchant’s own website. Amazon has a payment service for online merchants under the name Log in and Pay with Amazon;

•	providers of “person-to-person” payments that facilitate individuals sending money with an email address or mobile phone number, such as Facebook messaging payments;

•
providers of mobile payments, including Buyster in France, Mpass in Germany, Paym in the United Kingdom, Boku and Crandy, many of which are owned by or supported by major mobile telecommunications carriers; and

•
providers of card readers for mobile devices and of other new point of sale and multi-channel technologies, including Square (which has also begun to offer a marketplace service to sellers), Chase Paymentech, Bank of America, AT&T (in association with Vantiv), Capital One, and others.

PayPal also faces competition and potential competition from:

•	money remitters such as MoneyGram, Western Union, Global Payments, Inc., Xoom and Euronet;

•	bill payment services;

•	services that provide online merchants the ability to offer their customers the option of paying for purchases from their bank account or paying on credit in the United States and abroad;

•	issuers of stored value targeted at online payments;

•	other international online payment-services providers such as AliPay, the PayU group of companies (owned by Naspers), PagSeguro and Bcash (owned by Naspers);

•
other providers of online account-based payments, such as Skrill, ClickandBuy (owned by Deutsche Telekom), Barclays Pingit in the United Kingdom, Kwixo in France, and Paymate and Visa PayClick in Australia;

•	payment services targeting users of social networks and online gaming, often through billing to the consumer’s mobile phone account;

•	mobile payment services between bank accounts, such as the Paym mobile payments service offered by the Payments Council in the United Kingdom;

•	payment services enabling banks to offer their online banking customers the ability to send and receive payments through their bank account;

•	online shopping services that provide special offers linked to a specific payment provider;

•	services such as Coinbase and Bitpay that help merchants accept and manage virtual currencies such as Bitcoin; and

•	cash.

Many of these payment providers have greater customer bases, volume, scale, and market share than we do, which may provide significant competitive advantages. Some of these competitors may also be subject to less burdensome licensing, anti-money laundering, counter-terrorist financing, and other regulatory requirements than PayPal. They may devote greater resources to the development, promotion, and sale of products and services than PayPal, and they may offer lower prices or more effectively introduce their own innovative programs and services that adversely impact PayPal’s growth. We also expect new entrants to offer competitive products and services. In addition, some merchants provide such services to themselves. Competing services tied to established banks and other financial institutions may offer greater liquidity and engender greater consumer confidence in the safety and efficacy of their services than PayPal. In addition, in certain countries, such as Germany, Netherlands and Australia, electronic funds transfer is a leading method of payment for both online and offline transactions. As in the United States, established banks and other financial institutions that do not currently offer online payments could quickly and easily develop such a service.

PayPal competes primarily on the basis of the following:

•	ability to attract, retain and engage both buyers and sellers with relatively low marketing expense;

•	ability to show that sellers will achieve incremental sales by offering PayPal;

•	security of transactions and the ability for buyers to use PayPal without sharing their financial information with the seller;

•	low fees and simplicity of fee structure;

•	ability to develop services across multiple commerce channels, including mobile payments and payments at the retail point of sale;

•	trust in PayPal’s dispute resolution and buyer and seller protection programs;

•	customer service;

•	brand recognition;

•	website, mobile platform and application onboarding, ease-of-use and accessibility;

•	system reliability and data security;

•	ease and quality of integration into third-party mobile applications; and

•	quality of developer tools such as our application programming interfaces and software development kits.

If PayPal is not able to differentiate itself from its competitors, drive value for its customers, and/or effectively align its resources with its goals and objectives, PayPal may not be able to compete effectively against these threats. PayPal’s failure to compete effectively against any of the foregoing competitive threats could materially and adversely affect our overall business and results of operations.

Enterprise

Our Enterprise business provides a modular, integrated portfolio of commerce technology solutions and services, omnichannel operations solutions and commerce marketing solutions that enable companies to operate and integrate their ecommerce offering and their omnichannel business, including physical stores, in order to sell to consumers across the entire sales journey, from awareness to conversion, delivery and retention. The market for such products and services is continuously evolving and intensely competitive. Many of our Enterprise business’s prospective clients may choose to manage all or some aspects of an omnichannel business with internal resources. As a result, the Enterprise business often competes with in-house solutions promoted and supported by internal information technology staffs, marketing departments, merchandising groups and other internal corporate constituencies, as well as with external technology and interactive marketing service providers that supply one or more components that allow prospective clients to develop and operate their omnichannel business in-house. This group of providers may include the prospective client itself and companies that offer one or more of the following: web platforms; customer care/call center services; fulfillment and logistics; systems integration services and technology products and services; email management and data aggregation; online marketing and design services; and other interactive marketing services. Low barriers to entry in the interactive marketing industry could also increase the number of competitors we may face.

Our Enterprise business competes primarily on the basis of the following:

•	offering a modular, integrated portfolio of commerce technology solutions and services that are delivered on an individual basis or as bundled solutions;

•
providing a licensed open core platform, offering an enterprise-class native feature set and flexibility through direct source code access and APIs that supports on-premise, hosted managed (via partners) and on-demand cloud deployments (via partners);

•	promoting the client’s brand and business, rather than our own;

•	providing enterprise-level scale and operating leverage;

•	establishing a commitment to enhance our solutions and services and invest in innovation;

•	aligning our financial interests with those of our clients;

•
offering a suite of commerce marketing solutions that are integrated with our marketing solutions platform, which we believe provides a more strategic, cohesive and optimized approach to demand generation; and

•	providing services that utilize proprietary technology to promote stronger customer engagement designed to increase clients’ return on investment.

The Enterprise business has competitors with longer operating histories, larger customer bases, greater brand recognition and greater financial, marketing, and other resources. Those competitors may be able to secure components of their technology and services on more favorable terms and devote more resources to technology development and marketing than the Enterprise business. In addition, to the extent that we expand our Enterprise business internationally, it will face increased competition from global and local companies, which may have a greater understanding of, and focus on, the local customer.

Global and regional economic conditions could materially affect our business.

Our operations and performance depend significantly on global and regional economic conditions. Adverse economic conditions and events (including volatility or distress in the equity and/or debt or credit markets) have in the past negatively impacted regional and global financial markets and will likely continue to do so from time to time in the future. These events and conditions could have a negative and adverse impact on companies and customers with which we do business. In addition, financial turmoil affecting the banking system or financial markets could cause additional consolidation of the financial services industry, or significant financial service institution failures, new or incremental tightening in the credit markets, low liquidity, and extreme volatility in fixed income, credit, currency, and equity markets. Adverse impacts to the companies and customers with which we do business, the banking system, or financial markets could have a material adverse effect on our business, including a reduction in the volume and prices of transactions on our commerce and payments platforms.

We are exposed to fluctuations in foreign currency exchange rates.

Because we generate the majority of our revenues outside the United States but report our financial results in U.S. dollars, our financial results are impacted by fluctuations in foreign currency exchange rates, or foreign exchange rates. The results of operations of many of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars for financial reporting purposes. If the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated revenues or expenses will result in increased U.S. dollar denominated revenues and expenses. Similarly, if the U.S. dollar strengthens against foreign currencies, particularly the Euro, British pound, Korean won, Australian dollar, or Canadian dollar, our translation of foreign currency denominated revenues or expenses will result in lower U.S. dollar denominated net revenues and expenses. For the year ended December 31, 2014, foreign currency movements relative to the U.S. dollar positively impacted net revenues by approximately $30 million (inclusive of a $36 million negative impact from hedging activities relating to PayPal's net revenue). In addition to this translation effect, a strengthening U.S. dollar will typically adversely affect the volume of goods being sold by U.S. sellers to Europe, Australia and Canada more than it positively affects the volume of goods being sold by sellers in those geographies to buyers in the United States, thereby further negatively impacting our financial results. Additionally, in connection with its services in multiple currencies, PayPal sets its foreign exchange rates twice per day, and may face financial exposure if it incorrectly sets its foreign exchange rates or as a result of fluctuations in foreign exchange rates between the times that PayPal sets its foreign exchange rates. Given that PayPal also holds some corporate and customer funds in non-U.S. currencies, its financial results are affected by the translation of these non-U.S. currencies into U.S. dollars.

While from time to time we enter into transactions to hedge portions of our foreign currency translation exposure, it is impossible to predict or eliminate the effects of this exposure. Fluctuations in foreign exchange rates could significantly impact our financial results, which may have a significant impact on the trading price of our common stock and debt securities.

We are exposed to fluctuations in interest rates.

Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate investment securities may be adversely impacted due to a rise in interest rates. In general, fixed-rate securities with longer maturities are subject to greater interest-rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest-rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease and may also suffer a decline in market value if interest rates increase. Due in part to these factors, our investment income may decline or we may suffer losses in principal if securities are sold that have declined in market value due to changes in interest rates. As of December 31, 2014, the balance of our government bond and corporate debt security portfolio was $8.1 billion, which represented approximately 51% of our total cash and investment portfolio. As of December 31, 2014, our government bond and corporate debt security portfolio earned an average pretax yield of approximately 1.21%, with a weighted average maturity of 22 months. If interest rates as of December 31, 2014 were 100 basis points higher (lower), the fair market value of our total fixed-income investment portfolio as of December 31, 2014 could have decreased (increased) by approximately $103 million. In addition, relatively low interest rates limit our investment income, including income we earn on PayPal customer balances. Fluctuations in interest rates that increase the cost of our current or future indebtedness, cause the market value of our assets to decline or reduce our investment income could adversely affect our financial results.

Our international operations are subject to increased risks, which may harm our business, operating results, and financial condition.

Our international businesses, especially in Germany, the United Kingdom, Australia and Korea, have generated a majority of our net revenues in recent years. In addition to uncertainty about our ability to generate revenues from our foreign operations and expand into international markets, there are risks inherent in doing business internationally, including:

•
expenses associated with localizing our products and services and customer data, including offering customers the ability to transact business in the local currency and adapting our products and services to local preferences (e.g., payment methods) with which we may have limited or no experience;

•	trade barriers and changes in trade regulations;

•	difficulties in developing, staffing, and simultaneously managing a large number of varying foreign operations as a result of distance, language, and cultural differences;

•	stringent local labor laws and regulations;

•	credit risk and higher levels of payment fraud;

•	profit repatriation restrictions, foreign currency exchange restrictions or extreme fluctuations in foreign currency exchange rates for a particular currency;

•	political or social unrest, economic instability, repression, or human rights issues;

•	geopolitical events, including natural disasters, public health issues, acts of war, and terrorism;

•	import or export regulations;

•
compliance with U.S. laws such as the Foreign Corrupt Practices Act, and foreign laws prohibiting corrupt payments to government officials, as well as U.S. and foreign laws designed to combat money laundering and the financing of terrorist activities;

•	antitrust and competition regulations;

•	potentially adverse tax developments and consequences;

•	economic uncertainties relating to sovereign and other debt;

•	different, uncertain, or more stringent user protection, data protection, privacy, and other laws;

•	risks related to other government regulation or required compliance with local laws;

•	national or regional differences in macroeconomic growth rates;

•	local licensing and reporting obligations; and

•	increased difficulties in collecting accounts receivable.

Violations of the complex foreign and U.S. laws and regulations that apply to our international operations may result in fines, criminal actions, or sanctions against us, our officers, or our employees; prohibitions on the conduct of our business; and damage to our reputation. Although we have implemented policies and procedures designed to promote compliance with these laws, there can be no assurance that our employees, contractors, or agents will not violate our policies. These risks inherent in our international operations and expansion increase our costs of doing business internationally and may result in harm to our business, operating results, and financial condition.

Any factors that reduce cross-border trade or make it more difficult could harm our business.

Cross-border trade is an important source of both revenue and profits for us. Cross-border transactions generally provide higher revenues and gross margins than similar transactions that take place within a single country or market. Cross-border trade also represents our primary (or in some cases, only) presence in certain important markets, such as Brazil/Latin America, China, and various other countries. In addition, our cross-border trade is also subject to, and may be impacted by, foreign exchange rate fluctuations.

The interpretation and application of specific national or regional laws, such as those related to intellectual property rights of authentic products, selective distribution networks, and sellers in other countries listing items on the Internet, and the potential interpretation and application of laws of multiple jurisdictions (e.g., the jurisdiction of the buyer, the seller, and/or the location of the item being sold) are often extremely complicated in the context of cross-border trade. The interpretation and/or application of such laws could impose restrictions on, or increase the costs of, purchasing, selling, shipping, or returning goods across national borders.

The shipping of goods across national borders is often more expensive and complicated than domestic shipping. Customs and duty procedures and reviews, including duty-free thresholds in various key markets, the interaction of national postal systems, and security related governmental processes at international borders, may increase costs, discourage cross-border purchases, delay transit and create shipping uncertainties. Any factors that increase the costs of cross-border trade or restrict, delay, or make cross-border trade more difficult or impractical would lower our revenues and profits and adversely affect our business.

Our business may be adversely affected by geopolitical events, natural disasters, seasonal factors and other factors that cause our users to spend less time on our websites or mobile platforms and applications, including increased usage of other websites.

Our users may spend less time on our websites and our applications for mobile devices as a result of a variety of diversions, including: geopolitical events, such as war, the threat of war, or terrorist activity; natural disasters; power shortages or outages, major public health issues, including pandemics; social networking or other entertainment websites or mobile applications; significant local, national or global events capturing the attention of a large part of the population; and seasonal fluctuations due to a variety of factors. If any of these, or any other factors, divert our users from using of our websites or mobile applications, our business could be materially adversely affected.

Our success depends to a large degree on our ability to successfully address the rapidly evolving market for transactions on mobile devices.

Mobile devices are increasingly used for ecommerce transactions and payments. A significant and growing portion of our users access our platforms through mobile devices. We may lose users if we are not able to continue to meet our users’ mobile and multi-screen experience expectations. In addition, while we focus on iOS and apps to enable users to access our platforms through mobile devices, Android is the leading mobile platform in Europe and Android users rely more on mobile web than apps. The variety of technical and other configurations across different mobile devices and platforms increases the challenges associated with this environment. In addition, a number of other companies with significant resources and a number of innovative startups have introduced products and services focusing on mobile markets.

Our ability to successfully address the challenges posed by the rapidly evolving market for mobile transactions is crucial to our continued success, and any failure to continuously increase the volume of mobile transactions effected through our platforms could have a material adverse effect on our results of operations, financial condition and business.

If we cannot keep pace with rapid technological developments to provide new and innovative programs, products and services, the use of our products and our revenues could decline.

Rapid, significant technological changes continue to confront the industries in which we operate. While rapidly changing technology affects all of our business segments, the challenges faced by our Payments segment are particularly significant and include developments in smart cards, tokenization, ecommerce, mobile, and radio frequency and proximity payment devices, such as contactless payments. We cannot predict the effect of technological changes on our business. In addition to our own initiatives and innovations, we rely in part on third parties, including some of our competitors, for the development of and access to new technologies. We expect that new services and technologies applicable to the industries in which we operate will continue to emerge. These new services and technologies may be superior to, or render obsolete, the technologies we currently use in our products and services. Incorporating new technologies into our products and services may require substantial expenditures and take considerable time, and ultimately may not be successful. In addition, our ability to adopt new services and technologies that we develop may be inhibited by industry-wide standards, payments networks, new laws and regulations, resistance to change from clients or merchants, or third parties’ intellectual property rights. Our success will depend on our ability to develop new technologies and adapt to technological changes and evolving industry standards.

Our business is subject to extensive government regulation and oversight.

We are subject to laws and regulations affecting our domestic and international operations in a number of areas, including consumer protection, data privacy requirements, intellectual property ownership and infringement, prohibited items and stolen goods, resale of event tickets, tax, anti-competition, export requirements, anti-corruption, labor, advertising, digital content, real estate, billing, ecommerce, promotions, quality of services, telecommunications, mobile communications and media, environmental, and health and safety regulations, as well as laws and regulations intended to combat money laundering and the financing of terrorist activities.

Compliance with these laws, regulations, and similar requirements may be onerous and expensive, and variances and inconsistencies from jurisdiction to jurisdiction may further increase the cost of compliance and doing business. Any such costs, which may rise in the future as a result of changes in these laws and regulations or in their interpretation, could individually or in the aggregate make our products and services less attractive to our customers, delay the introduction of new products or services in one or more regions, or cause us to change or limit our business practices. We have implemented policies and procedures designed to ensure compliance with applicable laws and regulations, but there can be no assurance that our employees, contractors, or agents will not violate such laws and regulations or our policies and procedures.

PayPal is subject to additional government regulation and supervision relating to the provision of financial services.

PayPal is subject to various laws and regulations in the United States and other countries where it operates. Such laws and regulations include those governing banking, deposit taking, cross-border and domestic money transmission, foreign exchange, and payment services, such as payment processing and settlement services. The legal and regulatory requirements that apply to PayPal vary in the markets where PayPal operates and have increased over time as the geographical scope and complexity of PayPal’s business and products have expanded. While PayPal has a compliance program focused on compliance with applicable laws and regulations and has increased the resources allocated to that program in the last several years, there can be no assurance that PayPal will not be subject to fines or other enforcement actions in one or more jurisdictions or be required to make changes to its business practices or compliance programs in the future. Non-compliance could also result in significant criminal and civil lawsuits, penalties, forfeiture of significant assets, or other enforcement actions. Costs associated with fines, enforcement actions, as well as reputational harm, changes in compliance requirements or limits on PayPal’s ability to grow its business could adversely affect our financial results.

PayPal has obtained licenses to operate as a money transmitter (or its equivalent) in the United States, in the states where it is required, and the District of Columbia, the U.S. Virgin Islands and Puerto Rico. PayPal’s subsidiary, Venmo, is also licensed as a money transmitter in certain U.S. states. As licensed money transmitters, PayPal and Venmo are subject to restrictions on their investment of customer funds, reporting requirements, bonding requirements and inspection by state regulatory agencies. Accordingly, PayPal and Venmo could be subject to liability and/or additional restrictions, forced to cease doing business with residents of certain states, forced to change their business practices or be required to obtain additional licenses or regulatory approvals that could impose substantial cost if they violate these laws or regulations.

While PayPal currently allows its customers with credit cards to send payments from approximately 200 markets, PayPal allows customers in only approximately half of those markets (including the United States) to also receive payments, in some cases with significant restrictions on the manner in which customers can withdraw funds. These limitations may affect PayPal’s ability to grow in these markets. Of the markets whose residents can use the PayPal service, approximately 30 markets are in member states of the European Union. PayPal provides localized versions of its service to customers in the European Union through PayPal (Europe) S.à r.l. et Cie, SCA (PayPal (Europe)), a wholly-owned subsidiary of PayPal that is licensed and subject to regulation as a bank in Luxembourg. Accordingly, PayPal (Europe) is subject to significant fines or other enforcement action if it violates the disclosure, reporting, anti-money-laundering, capitalization, funds management, corporate governance, privacy, information security, bank secrecy, taxation, sanctions, or other requirements imposed on Luxembourg banks. Any fines or other enforcement actions could adversely affect PayPal’s business. In addition, European Union laws and regulations are typically subject to different and potentially inconsistent interpretations by the countries that are members of the European Union, which can make compliance more costly and operationally difficult to manage. Moreover, new laws and regulations affecting payments services providers may be adopted, and existing laws and regulations may be subject to ongoing revision and interpretation, all of which may increase compliance costs and be operationally difficult to manage.

PayPal is also subject to regulation in other markets in which it does business and PayPal has been and expects to continue to be required to apply for various licenses, certifications and regulatory approvals in a number of the countries where it has operations. In some countries it may not be clear whether PayPal is required to be licensed as a bank, financial institution or otherwise. In such markets, PayPal may rely on partnerships with local banks to process payments and conduct foreign exchange in local currency. Local regulators may use their power to slow or halt payments to local merchants conducted through PayPal’s local banking partner. Such regulatory actions or the need to obtain licenses, certifications or other regulatory approvals could impose substantial costs and involve considerable delay to the provision or development of PayPal services in a given market, or could require significant and costly operational changes or prevent PayPal from providing any services in a given market.

PayPal is subject to consumer protection laws and regulations.

PayPal is subject to consumer protection laws and regulations in the United States and other countries in which it operates. PayPal is focused on compliance with these laws and regulations and has programs designed to comply with new and existing consumer protection requirements. However, any errors, failures, or delays in complying with such consumer protection laws and regulations could result in significant criminal and civil lawsuits, penalties, forfeiture of significant assets, or other enforcement actions, as well as reputational harm. Any new consumer protection laws and regulations (or changes to, or expansion of, the interpretation or application of existing laws and regulations) applicable to PayPal could subject PayPal to additional restrictions on its operations, additional compliance and licensure requirements, and increased regulatory scrutiny, which could force PayPal to change its business practices or limit its ability to grow its business. Costs associated with fines or enforcement actions, changes in its compliance requirements, or limitations on its ability to grow our business, could have an adverse effect on its financial results and harm PayPal.

Although there have been no definitive interpretations to date, PayPal has taken actions as though its service is subject to the Electronic Fund Transfer Act and Regulation E issued by the Consumer Financial Protection Bureau, or CFPB. Under such regulations, among other things, PayPal is required to provide advance disclosure of changes to its service, to follow specified error resolution procedures and to reimburse consumers for losses from certain transactions not authorized by the consumer. PayPal seeks to pass most of these losses on to the relevant merchants, but PayPal incurs losses if the merchant does not have sufficient funds in its PayPal account. Additionally, even technical violations of these laws can result in penalties of up to $1,000 for each non-compliant transaction or up to $500,000 per violation in any class action, and we could also be liable for plaintiffs’ attorneys’ fees. In the second quarter of 2010, two putative class-action lawsuits (Devinda Fernando and Vadim Tsigel v. PayPal, Inc. and Moises Zepeda v. PayPal, Inc.) were filed in the U.S. District Court for the Northern District of California. These lawsuits contain allegations related to violations of aspects of the Electronic Fund Transfer Act and Regulation E and violations of a previous settlement agreement related to Regulation E, and/or allege that PayPal improperly held users’ funds or otherwise improperly limited users’ accounts. These lawsuits seek damages as well as changes to PayPal’s practices, among other remedies. A determination that there have been violations of the Electronic Fund Transfer Act, Regulation E or violations of other laws relating to PayPal’s practices could expose PayPal to significant liability. Any changes to PayPal’s practices resulting from these lawsuits could require PayPal to incur significant costs and to expend substantial resources, which could delay other planned product launches or improvements and further harm our business.

The financial services sector has been increasingly subject to regulatory scrutiny. In January 2012, the CFPB finalized rules under Regulation E, mandated by the Dodd-Frank Act, which required PayPal, beginning in October 2013, to provide additional disclosures, error resolution rights, and cancellation rights to U.S. consumers who make international remittance payments. In November 2014, the CFPB proposed a new prepaid account rule that would apply to prepaid cards and mobile wallets, including PayPal accounts. In December 2014, PayPal became subject to CFPB supervision and examination pursuant to a new regulation that allows the CFPB to supervise all companies, including PayPal, that provide more than one million international money transfers per year. Under the proposal, CFPB examiners are now able to examine PayPal for compliance with the remittance transfer rule and other laws and regulations.

PayPal (Europe) implements its localized services in European Union countries through a “passport” notification process through the Luxembourg regulator to regulators in other European Union member states pursuant to European Union Directives, and has completed the “passport” notification process in all European Union member countries other than Croatia. The regulators in these countries could notify PayPal (Europe) of local consumer protection laws that apply to its business, in addition to Luxembourg consumer protection law, and could also seek to persuade the Luxembourg regulator to order PayPal (Europe) to conduct its activities in the local country through a branch office. These or similar actions by these regulators could increase the cost of, or delay, PayPal’s plans for expanding its business in European Union countries. In addition, the countries that are members of the EU may each have different and potentially inconsistent interpretations of regulations implementing the European Union Payment Services Directive, which could make compliance more costly and operationally difficult to manage. The European Commission has proposed revisions to the Payments Services and Anti-Money Laundering Directives, which could further make compliance more costly and operationally difficult to manage. Finally, if the assets of PayPal (Europe) exceed certain thresholds, PayPal (Europe) could become regulated by the European Central Bank rather than Luxembourg, which would likely increase its costs.

PayPal is subject to anti-money laundering and counter-terrorist financing laws and regulations.

PayPal is subject to various anti-money laundering and counter-terrorist financing laws and regulations around the world that prohibit, among other things, its involvement in transferring the proceeds of criminal activities. PayPal has programs designed to comply with new and existing legal and regulatory requirements. However, any errors, failures, or delays in complying with federal, state or foreign anti-money laundering or counter-terrorist financing laws and regulations could result in significant criminal and civil lawsuits, penalties, forfeiture of significant assets, or other enforcement actions, as well as reputational harm. For a discussion of PayPal's dealings with OFAC, please see “Item 3: Legal Proceedings — Regulatory Proceedings.”

U.S. regulators have increased their scrutiny of compliance with these obligations, which may require PayPal to further revise or expand its compliance program, including the procedures it uses to verify the identity of its customers and to monitor international and domestic transactions. Several countries in which PayPal is regulated have also implemented new anti-money laundering and counter-terrorist financing laws and regulations, and PayPal has had to make changes to its compliance program in response. Regulators regularly re-examine the transaction volume thresholds at which PayPal must obtain and keep applicable records or verify identities of customers and any change in such thresholds could result in greater costs for compliance. Costs associated with fines or enforcement actions, changes in compliance requirements, or limitations on our ability to grow our business could have an adverse effect on our financial results and any new requirements or changes to existing requirements could impose significant costs on PayPal, result in delays to planned product improvements, make it more difficult for new customers to join PayPal’s network and reduce the attractiveness of its products.

Regulation in the areas of consumer privacy and protection of user data could adversely affect our business.

We are subject to laws relating to the collection, use, retention, security, and transfer of personally identifiable information about our users around the world. Much of the personal information that we collect, especially financial information, is regulated by multiple laws. User data protection laws may be interpreted and applied inconsistently from country to country. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between or among ourselves, our subsidiaries, and other parties with which we have commercial relations. These laws continue to develop in ways we cannot predict and that may adversely impact our business.

Regulatory scrutiny of privacy, user data protection, use of data and data collection is increasing on a global basis. We are subject to a number of privacy and similar laws and regulations in the countries in which we operate and these laws and regulations will likely continue to evolve over time, both through regulatory and legislative action and judicial decisions. Complying with these varying national requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business and violations of privacy-related laws can result in significant penalties. A determination that there have been violations of laws relating to our practices under communications-based laws could expose us to significant damage awards, fines and other penalties that could, individually or in the aggregate, materially harm our business. In particular, because of the enormous number of texts, emails and other communications we send to our users, communications laws that provide a specified monetary damage award or fine for each violation (such as those described below) could result in particularly large awards or fines.

For example, the Federal Communications Commission amended certain of its regulations under the Telephone Consumer Protection Act, or TCPA, in 2012 and 2013 in a manner that could increase our exposure to liability for certain types of telephonic communication with customers, including but not limited to text messages to mobile phones. Under the TCPA, plaintiffs may seek actual monetary loss or statutory damages of $500 per violation, whichever is greater, and courts may treble the damage award for willful or knowing violations. We are regularly subject to class-action lawsuits, as well as individual lawsuits, containing allegations that our businesses violated the TCPA. For example, we recently settled Murray v. Bill Me Later (filed in the U.S. District Court for the Northern District of Illinois in June 2012), which alleged that Bill Me Later made calls featuring artificial or prerecorded voices without prior consent. These lawsuits, and other private lawsuits not currently alleged as class actions, seek damages (including statutory damages) and injunctive relief, among other remedies. Given the enormous number of communications we send to our users, a determination that there have been violations of the TCPA or other communications-based statutes could expose us to significant damage awards that could, individually or in the aggregate, materially harm our business.

We post on our websites our privacy policies and practices concerning the collection, use and disclosure of user data. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any regulatory requirements or orders or other federal, state or international privacy or consumer protection-related laws and regulations could result in proceedings or actions against us by governmental entities or others (e.g., class action privacy litigation), subject us to significant penalties and negative publicity, require us to change our business practices, increase our costs and adversely affect our business. Data collection, privacy and security have become the subject of increasing public concern. If Internet and mobile users were to reduce their use of our websites, mobile platforms, products, and services as a result of these concerns, our business could be harmed. As noted above, we are also subject to the possibility of security breaches, which themselves may result in a violation of these laws.

New and existing laws and regulations could harm our business.

It is not always clear how laws and regulations governing matters relevant to our business, such as property ownership, copyrights, trademarks, and other intellectual property issues, parallel imports and distribution controls, consumer protection, taxation, libel and defamation, obscenity, and personal privacy, apply to our businesses. Many of these laws were adopted prior to the advent of the Internet, mobile, and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Many of these laws, including some of those that do reference the Internet are subject to interpretation by the courts on an ongoing basis and, as a result, their applicability and scope remain uncertain. As our activities, the products and services we offer, and our geographical scope continue to expand, regulatory agencies or courts may claim or hold that we or our users are subject to additional requirements (including licensure) or prohibited from conducting our business in their jurisdiction, either generally or with respect to certain actions. Financial and political events have increased the level of regulatory scrutiny on large companies, and regulatory agencies may view matters or interpret laws and regulations differently than they have in the past and in a manner adverse to our businesses. Our success and increased visibility have driven some existing businesses that perceive us to be a threat to their businesses to raise concerns about our business models to policymakers and regulators. These businesses and their trade association groups employ significant resources in their efforts to shape the legal and regulatory regimes in countries where we have significant operations. They may employ these resources in an effort to change the legal and regulatory regimes in ways intended to reduce the effectiveness of our businesses and the ability of users to use our products and services.

For example, these established businesses have raised concerns relating to pricing, parallel imports, professional seller obligations, selective distribution networks, stolen goods, copyrights, trademarks and other intellectual property rights and the liability of the provider of an Internet marketplace for the conduct of its users related to those and other issues. Any changes to the legal or regulatory regimes in a manner that would increase our liability for third-party listings could negatively impact our business.

Numerous U.S. states and foreign jurisdictions, including the State of California, have regulations regarding “auctions” and the handling of property by “secondhand dealers” or “pawnbrokers.” Several states and some foreign jurisdictions have attempted to impose such regulations upon us or our users, and others may attempt to do so in the future. Attempted enforcement of these laws against some of our users appears to be increasing and we could be required to change the way we or our users do business in ways that increase costs or reduce revenues, such as forcing us to prohibit listings of certain items or restrict certain listing formats in some locations. We could also be subject to fines or other penalties, and any of these outcomes could harm our business.

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

As we expand and localize our international activities, we are increasingly becoming obligated to comply with the laws of the countries or markets in which we operate. In addition, because our services are accessible worldwide and we facilitate sales of goods and provide services to users worldwide, one or more jurisdictions may claim that we or our users are required to comply with their laws based on the location of our servers or one or more of our users, or the location of the product or service being sold or provided in an ecommerce transaction. For example, we were found liable in France, under French law, for transactions on some of our websites worldwide that did not involve French buyers or sellers. Laws regulating Internet and ecommerce companies outside of the United States are generally less favorable to us than those in the United States. Compliance may be more costly or may require us to change our business practices or restrict our service offerings, and the imposition of any regulations on us or our users may harm our business. In addition, we may be subject to multiple overlapping legal or regulatory regimes that impose conflicting requirements on us (e.g., in cross-border trade). Our alleged failure to comply with foreign laws could subject us to penalties ranging from criminal prosecution to significant fines to bans on our services, in addition to the significant costs we may incur in defending against such actions.

Following the global financial crisis of 2008, U.S. federal lawmakers enacted the Dodd-Frank Act overhauling the federal government’s oversight of consumer financial products and systemic risk in the U.S. financial system. The general effect of the financial reform law has been, and we expect will continue to be, to require PayPal to make additional disclosures to its users and to impose new restrictions and requirements on certain of its activities, resulting in new compliance requirements and obligations that could increase our costs, may result in increased litigation and the need to make expensive product changes, and may otherwise adversely impact our business.

In addition, we also expect that the continued implementation of the Dodd-Frank Act will adversely impact some significant traditional revenue streams for banks. For example, in June 2011, the Federal Reserve Board issued a final rule capping debit card interchange fees. As a result of this and other regulations implementing the financial reform law, banks may increase the service fees required for PayPal to process transactions (e.g., service fees for automated clearing house transactions), which would increase our costs and could adversely affect our business.

We are regularly subject to general litigation, regulatory disputes, and government inquiries.

We are regularly subject to claims, lawsuits (including class actions and individual lawsuits), government investigations, and other proceedings involving competition and antitrust, intellectual property, privacy, consumer protection, accessibility claims, securities, tax, labor and employment, commercial disputes, content generated by our users, services and other matters. In particular, our businesses face ongoing intellectual property litigation, as further discussed below. The number and significance of these disputes and inquiries have increased as our company has grown larger, our businesses have expanded in scope and geographic reach, and our products and services have increased in complexity. In addition, some of the laws and regulations affecting Internet and mobile commerce and consumer credit are subject to ongoing interpretation by the courts and governmental authorities, and the resulting uncertainty in the scope and application of these laws and regulations increases the risk that we will be subject to private claims and governmental actions alleging violations of those laws and regulations.

The outcome and impact of such claims, lawsuits, government investigations, and proceedings cannot be predicted with certainty. Regardless of the outcome, such investigations and proceedings can have an adverse impact on us because of legal costs, diversion of management resources, and other factors. Determining reserves for our pending litigation is a complex, fact-intensive process that is subject to judgment calls. It is possible that a resolution of one or more such proceedings could require us to make substantial payments to satisfy judgments, fines or penalties or to settle claims or proceedings, any of which could materially adversely affect our business, financial position, results of operations, or cash flows. These proceedings could also result in reputational harm, criminal sanctions, consent decrees, or orders preventing us from offering certain products, or services, or requiring a change in our business practices in costly ways, or requiring development of non-infringing or otherwise altered products or technologies. Any of these consequences could materially adversely affect our business and results of operations.

We are subject to regulatory activity and antitrust litigation under competition laws.

We are subject to scrutiny by various government agencies under U.S. and foreign laws and regulations, including competition laws. Some jurisdictions also provide private rights of action for competitors or consumers to assert claims of anti-competitive conduct. Other companies and government agencies have in the past and may in the future allege that our actions violate the antitrust or competition laws of the United States, individual states, the European Commission or other countries, or otherwise constitute unfair competition. An increasing number of governments are regulating competition law activities, including increased scrutiny in large markets such as China. Our business partnerships or agreements or arrangements with customers or other companies could give rise to regulatory action or antitrust litigation. Some regulators, particularly those outside of the United States, may perceive our business to have so much market power that otherwise uncontroversial business practices could be deemed anticompetitive. Certain competition authorities have conducted market studies of our industries. Such claims and investigations, even if without foundation, may be very expensive to defend, involve negative publicity and substantial diversion of management time and effort and could result in significant judgments against us or require us to change our business practices.

We are subject to patent litigation.

We have repeatedly been sued for allegedly infringing other parties’ patents. We are a defendant in a number of patent suits and have been notified of several other potential patent disputes. We expect that we will increasingly be subject to patent infringement claims because, among other reasons:

•	our products and services continue to expand in scope and complexity;

•	we continue to expand into new businesses, including through acquisitions; and

•
the universe of patent owners who may claim that we, any of the companies that we have acquired, or our customers infringe their patents, and the aggregate number of patents controlled by such patent owners, continues to increase.

Such claims may be brought directly against us and/or against our customers whom we may indemnify either because we are contractually obligated to do so or we choose to do so as a business matter. We believe that an increasing number of these claims against us and other technology companies have been, and continue to be, initiated by third parties whose sole or primary business is to assert such claims. In addition, we have seen significant patent disputes between operating companies in some technology industries. Patent claims, whether meritorious or not, are time-consuming and costly to defend and resolve, and could require us to make expensive changes in our methods of doing business, enter into costly royalty or licensing agreements, make substantial payments to satisfy adverse judgments or settle claims or proceedings, or cease conducting certain operations, which would harm our business.

Our tickets business is subject to regulatory, competitive and other risks that could harm this business.

Our tickets business, which includes our StubHub business, is subject to numerous risks, including:

•
Some jurisdictions, in particular jurisdictions outside the United States, prohibit the resale of event tickets (anti-scalping laws) at prices above the face value of the tickets or at all, or highly regulate the resale of tickets, and new laws and regulations or changes to existing laws and regulations imposing these or other restrictions could limit or inhibit our ability to operate, or our users’ ability to continue to use, our tickets business.

•	Regulatory agencies or courts may claim or hold that we are responsible for ensuring that our users comply with these laws and regulations.

•
In many jurisdictions, our tickets business depends on commercial partnerships with event organizers or licensed ticket vendors, which we must develop and maintain on acceptable terms for our tickets business to be successful.

•	Our tickets business is subject to seasonal fluctuations and the general economic and business conditions that impact the sporting events and live entertainment industries.

•
A portion of the tickets inventory sold by sellers on the StubHub website is processed by StubHub in digital form. Systems failures, security breaches, theft or other disruptions that result in the loss of such sellers’ tickets inventory, could result in significant costs and a loss of consumer confidence in our tickets business.

•
Lawsuits alleging a variety of causes of actions have in the past, and may in the future, be filed against StubHub and eBay by venue owners, competitors, ticket buyers, and unsuccessful ticket buyers. Such lawsuits could result in significant costs and require us to change our business practices in ways that negatively affect our tickets business.

•
Our tickets business also faces significant competition from a number of sources, including ticketing service companies, event organizers, ticket brokers, and online and offline ticket resellers. Some ticketing service companies, event organizers, and professional sports teams have begun to issue event tickets through various forms of electronic ticketing systems that are designed to restrict or prohibit the transferability (and by extension, the resale) of such event tickets either to favor their own resale affiliates or to discourage resale or restrict resale of season tickets to a preferred, designated website. Ticketing service companies have also begun to use market-based pricing strategies or dynamic pricing to charge much higher prices, and impose additional restrictions on transferability, for premium tickets.

The listing or sale by our users of items that allegedly infringe the intellectual property rights of rights owners, including pirated or counterfeit items, may harm its business.

The listing or sale by our users of unlawful, counterfeit or stolen goods or unlawful services, or sale of goods or services in an unlawful manner, has resulted and may continue to result in allegations of civil or criminal liability for unlawful activities against us (including the employees and directors of our various entities) involving activities carried out by users through our services. In a number of circumstances, third parties, including government regulators and law enforcement officials, have alleged that our services aid and abet violations of certain laws, including laws regarding the sale of counterfeit items, laws restricting or prohibiting the transferability (and by extension, the resale) of digital goods (e.g., event tickets, books, music and software), the fencing of stolen goods, selective distribution channel laws, customs laws, distance selling laws, anti-scalping laws with respect to the resale of tickets, and the sale of items outside of the United States that are regulated by U.S. export controls. For example:

•
In Turkey, local prosecutors and courts are investigating our liability for allegedly illegal actions by users of our Turkish Marketplaces business (GittiGidiyor). In accordance with local law and custom, they have indicted one or more members of the board of directors of our local Turkish subsidiary. We intend to defend vigorously against any such actions and a growing number of these cases have been dismissed by the relevant courts.

•
In August 2012, we were informed that U.S. listings of footwear with religious imagery were visible on our local Indian site and we immediately removed these listings. In September 2012, a criminal case was registered against us in India in regard to these listings, and we are challenging the prosecution of this case.

In addition, allegations of infringement of intellectual property rights, including but not limited to counterfeit items, have resulted in threatened and actual litigation from time to time by rights owners, including the following luxury brand owners: Tiffany & Co. in the United States; Rolex S.A. and Coty Prestige Lancaster Group GmbH in Germany; Louis Vuitton Malletier and Christian Dior Couture in France; and L’Oréal SA, Lancôme Parfums et Beauté & Cie, and Laboratoire Garnier & Cie in several European countries. Plaintiffs in these and similar suits seek, among other remedies, injunctive relief and damages. Statutory damages for copyright or trademark violations could range up to $150,000 per copyright violation and $2,000,000 per trademark violation in the United States, and may be even higher in other jurisdictions. In the past, we have paid substantial amounts in connection with resolving certain trademark and copyright suits. These and similar suits may also force us to modify our business practices in a manner that increases costs, lowers revenue, makes our websites and mobile platforms less convenient to customers, and requires us to spend substantial resources to take additional protective measures or discontinue certain service offerings in order to combat these practices. In addition, we have received significant media attention relating to the listing or sale of illegal or counterfeit goods, which could damage our reputation, diminish the value of our brand names, and make users reluctant to use our products and services.

Use of our payments services for illegal purposes could harm our business.

PayPal’s payment system is susceptible to potentially illegal or improper uses, including illegal online gambling, fraudulent sales of goods or services, illicit sales of prescription medications or controlled substances, piracy of software, movies, music, and other copyrighted or trademarked goods, money laundering, terrorist financing, bank fraud, child pornography trafficking, prohibited sales of alcoholic beverages or tobacco products, online securities fraud, and encouraging, promoting, facilitating or instructing others to engage in illegal activities. There has been an increased focus by intellectual property rights owners and government officials on the role that payments systems play in the sale of, and payment for, pirated digital goods on the Internet, primarily through file sharing services. Changes in law have increased the penalties for intermediaries providing payment services for certain illegal activities and additional payments-related proposals are under active consideration by government authorities. Intellectual property rights owners may seek to bring legal action against payment companies such as PayPal and other entities that are peripherally involved in the sale of infringing items. Rights owners have also increasingly gone into U.S. courts and obtained injunctions requiring PayPal to cease handling transactions for named websites and third parties (in most cases located outside the United States) and to hold the funds of such parties pending judicial resolution of the rights owners’ claims, which disrupts the relationship between PayPal and such parties.

Any resulting claims could damage our reputation and any resulting liabilities, loss of transaction volume or increased costs could harm our business and our financial results.

We are subject to risks associated with information disseminated through our services.

Online services companies may be subject to claims relating to information disseminated through their services, including claims alleging defamation, libel, breach of contract, invasion of privacy, negligence, copyright or trademark infringement, among other things. The laws relating to the liability of online services companies for information disseminated through their services are subject to frequent challenges both in the United States and foreign jurisdictions. Any liabilities incurred as a result of these matters could require us to incur additional costs and harm our reputation and our business.

Our potential liability to third parties for the user-provided content on our sites, particularly in jurisdictions outside the United States where laws governing Internet transactions are unsettled, may increase. If we become liable for information provided by our users and carried on our service in any jurisdiction in which we operate, we could be directly harmed and we may be forced to implement new measures to reduce our exposure to this liability, including expending substantial resources or discontinuing certain service offerings, which would negatively affect our financial results.

Changes to our programs to protect buyers and sellers could increase our costs and loss rate.

Our eBay and PayPal buyer protection programs represent the means by which we compensate users who believe that they have been defrauded, have not received the item that they purchased or have received an item different from what was described. In addition, users who pay through PayPal may have reimbursement rights from their payment card company or bank, which in turn will seek recovery from PayPal. We expect to continue to receive communications from users requesting reimbursement or threatening or commencing legal action against us if no reimbursement is made. Our liability for these sort of claims is slowly beginning to be clarified in some jurisdictions and may be higher in some non-U.S. jurisdictions than it is in the U.S. litigation involving liability for any such third-party actions could be costly and time consuming for us, divert management attention, result in increased costs of doing business, lead to adverse judgments or otherwise harm our business. In addition, affected users will likely complain to regulatory agencies that could take action against us, including imposing fines or seeking injunctions.

Over the last several years we have enhanced the buyer and seller protections offered by PayPal on certain of our Marketplaces and in certain countries, and may further enhance those protections in the future. Changes to PayPal’s buyer and seller protection programs could result in changes and fluctuations in our Payments transaction loss rate. For the year ended December 31, 2014, our Payments transaction losses (including both direct losses and buyer protection payouts) totaled $465 million, representing 0.20% of our net total payment volume.

Our dispute resolution process in the United States, the United Kingdom, Canada, Australia and Germany provides that we will generally reimburse the buyer for the full amount of an item’s purchase price (including original shipping costs) if the item was not received or if the item received was significantly different from that described in the listing and the seller does not provide adequate resolution to the buyer. We have recently simplified the process for filing a dispute resolution claim, which has resulted in a significant increase in the number of cases being opened, which has increased our costs associated with the resolutions process. These changes could also be negatively received by, and lead to dissatisfaction on the part of, some of our sellers, and may also result in an increase in buyer fraud and associated transaction losses.

Increased costs, loss rates or liabilities resulting from our buyer and seller protection programs could have an adverse effect on our business and financial results.

We may be unable to adequately protect or enforce our intellectual property rights, or third parties may allege that we are infringing their intellectual property rights.

We believe the protection of our intellectual property, including our trademarks, patents, copyrights, domain names, trade dress, and trade secrets, is critical to our success. We seek to protect our intellectual property rights by relying on applicable laws and regulations in the United States and internationally, as well as a variety of administrative procedures. We also rely on contractual restrictions to protect our proprietary rights when offering or procuring products and services, including confidentiality and invention assignment agreements entered into with our employees and contractors and confidentiality agreements with parties with whom we conduct business.

However, effective intellectual property protection may not be available in every country in which our products and services are made available, and contractual arrangements and other steps we have taken to protect our intellectual property may not prevent third parties from infringing or misappropriating our intellectual property or deter independent development of equivalent or superior intellectual property rights by others. Trademark, copyright, patent, domain name, trade dress and trade secret protection is very expensive to maintain and may require litigation. We must protect our intellectual property rights and other proprietary rights in an increasing number of jurisdictions, a process that is expensive and time consuming and may not be successful in every jurisdiction. Also, we may not be able to discover or determine the extent of any unauthorized use of our proprietary rights. We have licensed in the past, and expect to license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to others. These licensees may take actions that diminish the value of our proprietary rights or harm our reputation. Any failure to adequately protect or enforce our intellectual property rights, or significant costs incurred in doing so, could materially harm our business.

As the number of products in the software industry increases and the functionality of these products further overlap, and as we acquire technology through acquisitions or licenses, we may become increasingly subject to infringement claims, including patent, copyright, and trademark infringement claims. Litigation may be necessary to determine the validity and scope of the patent and other intellectual property rights of others. The ultimate outcome of any allegation is uncertain and, regardless of outcome, any such claim, with or without merit, may be time-consuming, result in costly litigation, divert management’s time and attention from our business, require us to stop selling, delay shipping, or redesign our products, or require us to pay substantial amounts to satisfy judgments or settle claims or lawsuits or to pay substantial royalty or licensing fees, or to satisfy indemnification obligations that we have with some of our customers. Our failure to obtain necessary license or other rights, or litigation or claims arising out of intellectual property matters, may harm our business.

Changes to payment card networks or bank fees, rules, or practices could harm PayPal.

PayPal does not directly access the payment card networks, such as Visa and MasterCard, that enable PayPal’s acceptance of credit cards and debit cards (including some types of prepaid cards). As a result, PayPal must rely on banks or other payment processors to process transactions, and must pay fees for the services. From time to time, payment card networks have increased, and may increase in the future, the interchange fees and assessments that they charge for each transaction which accesses their networks. PayPal’s payment card processors have the right to pass any increases in interchange fees and assessments on to PayPal as well as increase their own fees for processing. Any changes in interchange fees and assessments could increase PayPal’s operating costs and reduce its profit margins.

In addition, in some jurisdictions, governments have required Visa and MasterCard to reduce interchange fees, or have opened investigations as to whether Visa or MasterCard’s interchange fees and practices violate antitrust law. In the United States, the Federal Reserve Board issued a final rule capping debit card interchange fees at significantly lower rates than Visa or MasterCard previously charged. In the European Union, the Multilateral Interchange Fee (MIF) Regulation limits credit and debit interchange fees for payments to 0.3% and 0.2%, respectively. The MIF Regulation, which is expected to become effective in the second half of 2015, may significantly impact PayPal’s pricing policy in the European Union. Any such material reduction in credit or debit card interchange rates in the United States or other markets could jeopardize PayPal’s competitive position against traditional credit and debit card processors, although it would also lower PayPal’s costs. Future changes to those regulations or to PayPal’s business could potentially cause PayPal to be treated as a payment card network, which could subject PayPal to additional regulation and require PayPal to change its business practices, which could reduce PayPal’s revenue and adversely affect PayPal’s business.

PayPal is required by its processors to comply with payment card network operating rules, including special operating rules for payment service providers to merchants, and PayPal has agreed to reimburse its processors for any fines they are assessed by payment card networks as a result of any rule violations by PayPal or PayPal’s customers. The payment card networks set and interpret the card operating rules. Payment card networks have from time to time alleged that various aspects of PayPal’s business model violate these operating rules. If such allegations are not resolved, they could result in material fines and penalties or require changes in PayPal’s business that may be costly. The payment card networks could adopt new operating rules or interpret or re-interpret existing rules that PayPal or its processors might find difficult or even impossible to follow, or costly to implement. As a result, PayPal could lose its ability to give customers the option of using payment cards to fund their payments or the choice of currency in which they would like their card to be charged. If PayPal were unable to accept payment cards or meaningfully limited in its ability to do so, its business would be seriously damaged.

PayPal and its payment card processors have implemented specific business processes for merchant customers in order to comply with operating rules for providing services to merchants, but any failure to comply could result in fines. PayPal also could be, and in the past has been, subject to fines from payment card networks if it fails to detect that merchants are engaging in activities that are illegal or that are considered “high risk,” primarily the sale of certain types of digital content. For “high risk” merchants, PayPal must either prevent such merchants from using PayPal or register such merchants with the payment card networks and conduct additional monitoring with respect to such merchants. Although the amount of these fines has not been material to date, any additional fines in the future could become material and could result in a termination of PayPal’s ability to accept payment cards or require changes in PayPal’s process for registering new customers. This would significantly damage PayPal’s business. PayPal’s retail point-of-sale solution and PayPal Here product are also subject to payment card network operating rules, which may increase the costs of those products or otherwise negatively impact their deployment.

Changes in how customers fund their PayPal transactions can have a material effect on our results of operations.

PayPal pays significant transaction fees when customers fund payment transactions using credit cards, lower fees when customers fund payments with debit cards, nominal fees when customers fund payment transactions by electronic transfer of funds from bank accounts, and no fees when customers fund payment transactions from an existing PayPal account balance or through the PayPal Credit products. Because customers fund a significant portion of PayPal’s payment volume using credit and debit cards, PayPal’s financial success is highly sensitive to changes in the rate at which its customers fund payments using credit and debit cards. Some of PayPal’s customers may prefer to use credit and debit cards if these cards offer functionality and benefits not associated with the use of their bank accounts. Some of PayPal’s offerings, including the ability of buyers to make a limited number of “guest” payments without opening a PayPal account, have a higher rate of payment card funding than PayPal’s basic product offering. An increase in the portion of PayPal’s payment volume using credit and debit cards would materially and adversely affect PayPal’s financial performance. Some of PayPal’s plans to lower its funding costs, including both the PayPal Credit products and the ability for buyers to defer payment for a short period of time on some transactions, may increase the risk to PayPal of nonpayment by buyers. If we experience an increase in fees associated with our funding mix or in losses associated with nonpayment by buyers, our business and financial results could suffer.

Our credit products and services expose us to additional risks.

Our PayPal Credit products are offered to a wide range of consumers, and the financial success of this business depends on the ability of PayPal and the issuing banks of the PayPal Credit products to manage credit risk related to those products. The lenders extend credit at the point of sale using our proprietary segmentation and credit scoring algorithms and other analytical techniques designed to analyze the credit risk of specific customers based on their past purchasing and payment history as well as their credit scores. These algorithms and techniques may not accurately predict the creditworthiness of a consumer due to inaccurate assumptions about a particular consumer or the economic environment, among other factors. The accuracy of the predictions and the ability of the lenders and PayPal to manage credit risk related to the PayPal Credit products may also be affected by legal or regulatory changes (e.g., bankruptcy laws and minimum payment regulations), competitors’ actions, changes in consumer behavior, and other factors. A lender may incorrectly interpret the data produced by these algorithms in setting its credit policies, which may impact the financial performance of the PayPal Credit products. In addition, economic and financial conditions in the United States may affect consumer confidence levels and reduce consumers’ ability or willingness to use credit, including the credit extended by a lender to consumers who use the PayPal Credit products, which could impair the growth and profitability of our PayPal business.

Over the past several years, the volume of credit extended by the financial institutions issuing the PayPal Credit products has increased. In the United States, PayPal purchases the receivables relating to these consumer loans extended by the issuing banks, and therefore bears the risk of loss in the event of loan defaults. Like other businesses with significant exposure to losses from consumer credit, we face the risk that account holders will default on their payment obligations with respect to the consumer loans, making the receivables uncollectible and creating the risk of potential charge-offs. The rate at which receivables were charged off as uncollectible, or the net charge-off rate, was approximately 5.66% for the year ended December 31, 2014. The non-payment rate among users of PayPal Credit products may increase due to, among other things, changes to underwriting standards by PayPal and the financial institutions issuing the PayPal Credit products, worsening economic conditions, such as a recession or greater austerity in the United States, and high unemployment rates. Consumers who miss payments on their obligations often fail to repay them, and consumers who file for protection under the bankruptcy laws generally do not repay their loans.

PayPal has entered into an agreement with Synchrony (formerly GE Capital Retail Bank) pursuant to which PayPal, one of its affiliates or a third party partner of PayPal will, subject to certain conditions, purchase a dual branded retail credit card portfolio from Synchrony with PayPal ultimately owning the related receivables. This transaction is currently expected to close in the fourth quarter of 2016, although there can be no assurance that this transaction will close on terms currently contemplated, or at all. If this transaction is consummated, it will increase the risks relating to our ownership of consumer loan receivables. In 2013, PayPal began a pilot program, working with WebBank, for WebBank to offer working capital financing to selected sellers in the United States, and for PayPal to purchase the related receivables. Similar programs are also available in the United Kingdom and Australia. Loans to merchants would present risks similar to those discussed above associated with the PayPal Credit products.

We purchase receivables related to PayPal Credit products and other credit accounts through borrowings and cash resources. If we are unable to fund our purchase of these receivables adequately or in a cost-effective manner, or if we are unable to efficiently manage the cash resources utilized to purchase the receivables, our results of operations would be significantly and adversely affected.

PayPal is not a bank or licensed lender and relies upon third parties to make the loans and provide the other services critical to its business.

As PayPal is neither a chartered financial institution nor licensed to make loans in any state, we must rely on a bank or licensed lender to offer the PayPal Credit products in the United States. Currently, when a consumer makes a purchase using a PayPal Credit product, a chartered financial institution extends credit to the consumer, funds the extension of credit at the point of sale, and advances funds to the merchant. We subsequently purchase and retain most of the consumer receivables related to the consumer loans made by the chartered financial institution and, as a result of the purchase, bear most of the risk of loss in the event of loan defaults. Although the chartered financial institution continues to own each of the customer accounts, we own most of the related consumer receivables, and we are also responsible for servicing functions related to the customer account.

Comenity Capital Bank and WebBank, which are both industrial banks chartered by the State of Utah, currently issue PayPal Credit products, with Comenity Capital Bank originating the majority of new loans. As part of this arrangement, WebBank has agreed to take ownership of (and originate loans with respect to) all customer accounts in the event of a termination or interruption in Comenity Capital Bank’s ability to lend. Nevertheless, any termination or interruption of WebBank’s or Comenity Capital Bank’s ability to lend could result in the inability to originate any new transactions under the PayPal Credit products, which would require us either to reach a similar arrangement with another chartered financial institution, which, if possible at all, may not be available on favorable terms, or to obtain our own bank charter, which would be a time-consuming and costly process and would subject us to a number of additional laws and regulations, compliance with which would be burdensome.

The PayPal Credit products also rely on third-party merchant processors and payment gateways to process transactions. For the year ended December 31, 2014, approximately 16% of all transaction volume by dollar amount through the PayPal Credit products was settled through the facilities of a single vendor. Any disruption to these third-party payment processing and gateway services would adversely affect the PayPal Credit products.

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

Failure to deal effectively with fraudulent activities on our websites would increase our loss rate and harm our business, and could severely diminish consumer confidence in and use of our services.

We face risks with respect to fraudulent activities on its websites and periodically receive complaints from buyers and sellers who may not have received the goods that they had contracted to purchase or payment for the goods that a buyer had contracted to purchase. In some European and Asian jurisdictions, buyers may also have the right to withdraw from a sale made by a professional seller within a specified time period. While we can, in some cases, suspend the accounts of users who fail to fulfill their payment or delivery obligations to other users, we do not have the ability to require users to make payment or deliver goods, or otherwise make users whole other than through its buyer protection program, which in the United States we refer as the eBay Money Back Guarantee. Although we have implemented measures to detect and reduce the occurrence of fraudulent activities, combat bad buyer experiences and increase buyer satisfaction, including evaluating sellers on the basis of their transaction history and restricting or suspending their activity, there can be no assurance that these measures will be effective in combating fraudulent transactions or improving overall satisfaction among sellers, buyers, and other participants. Additional measures to address fraud could negatively affect the attractiveness of our services to buyers or sellers, resulting in a reduction in the ability to attract new users or retain current users, damage to our reputation, or a diminution in the value of its brand names.

Failure to deal effectively with fraud, fictitious transactions, bad transactions, and negative customer experiences would increase our loss rate and harm our business, and could severely diminish consumer confidence in and use of our services.

PayPal incurs substantial losses due to claims from buyers that merchants have not performed or that their goods or services do not match the merchant’s description. PayPal seeks to recover such losses from the merchant, but may not be able to recover in full if the merchant is unwilling or unable to pay. PayPal also incurs losses from claims that the customer did not authorize the purchase, from buyer fraud, from erroneous transmissions and from customers who have closed bank accounts or have insufficient funds in them to satisfy payments. In addition, if losses incurred by PayPal related to payment card transactions become excessive, they could potentially result in     PayPal losing the right to accept payment cards for payment. In the event that PayPal was unable to accept payment cards, the number of transactions processed through PayPal would decrease substantially and our business would suffer. PayPal is similarly subject to the risk of fraudulent activity associated with merchants, users of PayPal Credit products and third parties handling its user information. PayPal has taken measures to detect and reduce the risk of fraud, but these measures need to be continually improved and may not be effective against new and continually evolving forms of fraud or in connection with new product offerings. If these measures do not succeed, our business will suffer.

PayPal’s retail point of sale solutions expose us to additional risks.

PayPal has announced several retail point of sale solutions, which enable merchants to accept payments using a payments card reader attached to, or otherwise communicating with, a mobile device or to scan payment cards and codes using the mobile device’s embedded camera and which will enable customers to use their mobile devices to pay hands-free. To the extent that PayPal continues to expand its product and service offerings at the retail point of sale, we will face additional risks, including:

•
increased expectations from offline retailers regarding the reliability and availability of its systems and services and correspondingly lower amounts of downtime, which PayPal may not be able to meet;

•
significant competition at the retail point of sale, particularly from established payment card providers such as Visa, MasterCard and American Express, many of which have substantially greater resources than we do;

•
increased targeting by fraudsters, and given that our fraud models are less developed in this area, we may experience increases in fraud and associated transaction losses as we adjust to fraudulent activity at the point of sale;

•
exposure to product liability claims to the extent that hardware devices that we produce for use at the retail point of sale malfunction or not in compliance with laws , which could result in substantial liability and require product recalls or other actions;

•	exposure to new or additional laws and regulations;

•
increased reliance on third parties involved with processing in-store payments, including independent software providers, electronic point of sale providers, hardware providers (such as cash register and pin-pad providers), payment processors and banks that enable in-store transactions; and

•	lower profit margins than PayPal’s other payment solutions.

Unless we are able to successfully manage these risks, including driving adoption of, and significant volume through, our retail point of sale solutions over time, our business may suffer.

Our Enterprise business exposes us to additional risks.

Our Enterprise business faces its own risks and challenges. Competition for Enterprise’s existing and potential clients is intense, and our Enterprise business may not be able to add new clients or keep existing clients on favorable terms, or at all. For example, a change in the management of an Enterprise client could adversely affect our relationship with that client. In addition, many of Enterprise’s client contracts contain service level commitments. If our Enterprise business is unable to meet these commitments, its relationships with its clients could be damaged, and client rights to terminate their contracts with our Enterprise business and/or financial penalty provisions payable by our Enterprise business may be triggered. These contracts contain provisions under which our Enterprise business has agreed to indemnify Enterprise clients against certain claims by third parties regarding our products and services. If any existing Enterprise clients (in particular, the large merchants and brands that our Enterprise business serves) were to exit the business we provide services to, be acquired, declare bankruptcy, suffer other financial difficulties, make indemnification claims against us, fail to pay amounts owed to our Enterprise business and/or terminate or modify their relationships with our Enterprise business in an unfavorable manner, our Enterprise business could be adversely affected.

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

Our Enterprise business holds some inventory on behalf of its clients. If our Enterprise business is unable to effectively manage and handle this inventory, this may result in unexpected costs that could adversely affect our Enterprise business. Any theft of such inventory, or damage or interruption to such inventory, including as a result of earthquakes, hurricanes, floods, fire, power loss, labor disputes, terrorist attacks and similar events and disruptions, could result in losses related to such inventory and disruptions to the businesses of Enterprise clients, which could in turn adversely affect our Enterprise business. While we have insurance coverage to protect against such losses, it may be inadequate to cover all losses, and we may not be able to fully collect, if at all, under these insurance policies.

Our Enterprise business processes personal information on behalf of its clients. The personal information on customers of certain websites operated by Enterprise clients may be regulated under applicable privacy laws and regulations. In some cases, Enterprise’s use or disclosure of that information may be restricted by contractual terms, laws and regulations, and any misuse or unpermitted disclosure of that information could negatively impact our Enterprise business and its clients.

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

Our Enterprise business utilizes email marketing to drive consumer traffic to the websites operated by some of its clients. Email could become a less effective means of communicating with and marketing to consumers for a variety of reasons, including: problems with technology that make Enterprise’s email communications more difficult to deliver and for consumers to read (e.g., the inability of some mobile devices to adequately display email); consumers may disregard marketing emails due to the large volume of such emails they receive; the inability of filters to effectively screen for unwanted emails, resulting in increased levels of junk mail, or “SPAM,” which may overwhelm consumers’ email accounts; increased use of social networking sites, which may result in decreased use of email as a primary means of communication; continued security concerns regarding Internet usage in general from viruses, worms or similar problems; and increased governmental regulation or restrictive policies adopted by Internet service providers that make it more difficult or costly to utilize email for marketing communications. If any of our Enterprise entities were to end up on SPAM lists or lists of entities that have been involved in sending unwanted, unsolicited emails, their ability to contact customers through email could be significantly restricted. If any of the foregoing were to occur, the demand for Enterprise email marketing solutions could decrease and our Enterprise business could be harmed. Our Enterprise business also utilizes mobile messaging as a means of communicating with consumers, which carries risks similar to those described above for email marketing.

Our Enterprise business has relationships with search engines, comparison shopping sites, affiliate marketers, online advertising networks, and other websites to provide content, advertising banners, and other links to its clients’ ecommerce businesses. Our Enterprise business relies on these relationships as significant sources of traffic to its clients’ ecommerce businesses. If we are unable to maintain these relationships or enter into new relationships on acceptable terms, our ability to attract new customers could be harmed.

eBay and our Enterprise businesses are party to certain acquisition agreements relating to entities purchased by GSI Commerce prior to our acquisition of GSI Commerce. These agreements could subject us to liabilities, which could harm our Enterprise business.

We have substantial indebtedness, and we may incur substantial additional indebtedness in the future, and we may not generate sufficient cash flow from our business to service our indebtedness. Failure to comply with the terms of our indebtedness could result in the acceleration of our indebtedness, which could have an adverse effect on our cash flow and liquidity.

We have a substantial amount of outstanding indebtedness and we may incur substantial additional indebtedness in the future, including under our commercial paper program and revolving credit facility or through public or private offerings of debt securities. Our outstanding indebtedness and any additional indebtedness we incur may have significant consequences, including, without limitation, any of the following:

•
requiring the dedication of a significant portion of our cash flow from operations to service our indebtedness, thereby reducing the amount of cash flow available for other purposes, including capital expenditures and acquisitions;

•	our indebtedness and leverage may increase our vulnerability to downturns in our business, to competitive pressures, and to adverse changes in general economic and industry conditions;

•	adverse changes in the ratings assigned to our debt securities by credit rating agencies will likely increase our borrowing costs;

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions, share repurchases or other general corporate and other purposes may be limited; and

•	our flexibility in planning for, or reacting to, changes in our business and our industry may be limited.

Our ability to make payments of principal of and interest on our indebtedness depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our consolidated results of operations and financial condition, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to, among other things:

•	repatriate funds to the United States at substantial tax cost;

•	seek additional financing in the debt or equity markets;

•	refinance or restructure all or a portion of our indebtedness;

•	sell selected assets; or

•	reduce or delay planned capital or operating expenditures.

Such measures might not be sufficient to enable us to service our debt. In addition, any such financing, refinancing or sale of assets might not be available on economically favorable terms or at all.

Our revolving credit facility and the indenture pursuant to which certain of our outstanding debt securities were issued contain, and any debt instruments we enter into in the future may contain, financial and other covenants that restrict or could restrict, among other things, our business and operations. If we fail to pay amounts due under, or breach any of the covenants in, a debt instrument, then the lenders would typically have the right to demand immediate repayment of all borrowings thereunder (subject in certain cases to grace or cure period). Moreover, any such acceleration and required repayment of or default in respect of any of our indebtedness could, in turn, constitute an event of default under other debt instruments, thereby resulting in the acceleration and required repayment of that other indebtedness. Any of these events could materially adversely affect our liquidity and financial condition.

A downgrade in our credit ratings could materially adversely affect our business.
The credit ratings assigned to our debt securities could change based upon, among other things, our results of operations and financial condition. These ratings are subject to ongoing evaluation by credit rating agencies, and there can be no assurance that any rating will not be changed or withdrawn by a rating agency in the future. Moreover, these credit ratings are not recommendations to buy, sell or hold any of our debt securities. Actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under review for a downgrade or have been assigned a negative outlook, would likely increase our borrowing costs, which could in turn have a material adverse effect on our financial condition, results of operations, cash flows, and could also have a material adverse effect on the market value of the our common stock and outstanding debt securities.
As of January 1, 2014, our long-term debt and short-term funding were rated investment grade by Standard and Poor's Financial Services, LLC (long-term rated A, short-term rated A-1, with a stable outlook), Moody's Investor Service (long-term rated A2, short-term rated P-1, with a stable outlook), and Fitch Ratings, Inc (long-term rated A, short-term rated F-1, with a stable outlook). Following the September 2014 announcement of our planned separation of our PayPal business, Standard and Poor's Financial Services, LLC and Moody's Investor Service placed our long-term debt and short-term funding ratings under review with negative implications, while Fitch Ratings, Inc. downgraded our long-term debt from A to A- and short-term funding from F1 to F2, retaining our investment grade status, and has also placed those ratings under review with negative implications. We did not experience any material operational, funding, or liquidity impacts from this rating downgrade. We expect that these credit rating agencies will continue to monitor developments in our planned separation of PayPal, including the capital structure for each company after separation, which could result in additional downgrades. We disclose these ratings to enhance the understanding of our sources of liquidity and the effects of our ratings on our costs of funds. Our borrowing costs depend, in part, on our credit ratings and the actions already taken by these credit rating agencies as described above will likely increase, and any further downgrades would likely increase, our borrowing costs.

Our business and users may be subject to sales tax and other taxes.

The application of indirect taxes (such as sales and use tax, value-added tax (VAT), goods and services tax, business tax and gross receipt tax) to ecommerce businesses and to our users is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the adoption and growth of the Internet and ecommerce. In many cases, it is not clear how existing statutes apply to the Internet or ecommerce. In addition, governments are increasingly looking for ways to increase revenues, which has resulted in discussions about tax reform and other legislative action to increase tax revenues, including through indirect taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain.

We do not collect taxes on the goods or services sold by users of our services. However, some jurisdictions have implemented, or may implement, laws that require out-of-state sellers of tangible personal property to collect and remit taxes. In particular, the Streamlined Sales Tax Project (an ongoing, multi-year effort by U.S. state and local governments to pursue federal legislation that would require collection and remittance of remote sales tax by out-of-state sellers) could allow states that meet certain simplification and other standards to require out-of-state sellers to collect and remit sales taxes on goods purchased by in-state residents. The adoption of such legislation could result in a use tax collection responsibility for certain of our sellers. This collection responsibility and the additional costs associated with complex use tax collection, remittance and audit requirements would make selling on our websites and mobile platforms less attractive for small business retailers and would harm our business, and the proliferation of state legislation to expand sales and use tax collection on Internet sales could adversely affect some of our sellers and indirectly harm our business.

Several proposals have been made at the U.S. state and local levels that would impose additional taxes on the sale of goods and services over the Internet. These proposals, if adopted, could substantially impair the growth of ecommerce and our brands, and could diminish our opportunity to derive financial benefit from our activities. While the U.S. federal government’s moratorium on state and local taxation of Internet access or multiple or discriminatory taxes on ecommerce has been extended through October 2015, this moratorium does not prohibit federal, state or local authorities from collecting taxes on our income or from collecting certain taxes that were in effect prior to the enactment of the moratorium and/or one of its extensions.

From time to time, some taxing authorities in the United States have notified us that they believe we owe them certain taxes imposed on our or our affiliates’ services. These notifications have not resulted in any significant tax liabilities to date, but there is a risk that some jurisdiction may be successful in the future, which would harm our business.

Similar issues exist outside of the United States, where the application of VAT or other indirect taxes on ecommerce providers is uncertain and evolving. While we attempt to comply in those jurisdictions where it is clear that a tax is due, certain of our subsidiaries have, from time to time, received claims relating to the applicability of indirect taxes to our fees. We have been paying VAT on fees charged to certain of our users in the European Union based on the service provider’s location. On January 1, 2015, changes to the rules determining the place of supply (and thus the country of taxation) for all European Union based providers of electronically supplied services were implemented that require that we pay VAT based on the residence or normal place of business of our customers. These changes may result in our paying a higher rate of VAT on such fees. Additionally, we pay input VAT on applicable taxable purchases within the various countries in which we operate. In most cases, we are entitled to reclaim this input VAT from the various countries. However, because of our unique business model, the application of the laws and rules that allow such reclamation is sometimes uncertain. A successful assertion by one or more countries that we are not entitled to reclaim VAT could harm our business.

In certain jurisdictions, we collect and remit indirect taxes. However, tax authorities may raise questions about our obligation to collect and remit such taxes, as well as the proper calculation of such taxes. Should any new taxes become applicable to our fees or if the taxes we pay are found to be deficient, our business could be harmed.

A taxing authority may seek to impose a tax collection, reporting or record-keeping obligation on companies that engage in or facilitate ecommerce. Any failure by us to meet these requirements could result in substantial monetary penalties and other sanctions and could harm our business. Taxing authorities may also seek to impose tax collection or reporting obligations based on the location of the product or service being sold or provided in an ecommerce transaction, regardless of where the respective users are located. Some jurisdictions could assert that we or an affiliate is responsible for tax on the underlying goods or services sold on our sites. Imposition of a discriminatory record keeping or tax collecting requirement could decrease seller activity on our sites and would harm our business. Foreign authorities may also require us to help ensure compliance by our users with local laws regulating professional sellers, including tax requirements. In addition, we have periodically received requests from tax authorities in many jurisdictions for information regarding the transactions of large classes of sellers on our sites, and in some cases we have been legally obligated to provide this data. The imposition of any requirements on us to disclose transaction records for all or a class of sellers to tax or other regulatory authorities or to file tax forms on behalf of any sellers, especially requirements that are imposed on us but not on alternative means of ecommerce, and any use of those records to investigate, collect taxes from or prosecute sellers, could decrease seller activity on our sites and harm our business.

We may have exposure to greater than anticipated tax liabilities.

The determination of our worldwide provision for income taxes and other tax liabilities requires estimation and significant judgment, and there are many transactions and calculations where the ultimate tax determination is uncertain. Like many other multinational corporations, we are subject to tax in multiple U.S. and foreign tax jurisdictions and have structured our operations to reduce our effective tax rate. Governments are focused on ways to increase revenues, which has contributed to an increase in audit activity and stances taken by tax authorities. Our determination of our tax liability is always subject to audit and review by applicable domestic and foreign tax authorities, and we are currently undergoing a number of investigations, audits and reviews by taxing authorities throughout the world, including with respect to our tax structure. Any adverse outcome of any such audit or review could have a negative effect on our business, operating results and financial condition, and the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made. While we have established reserves based on assumptions and estimates that we believe are reasonable to cover such eventualities, these reserves may prove to be insufficient.

In addition, our future income taxes could be adversely affected by earnings being lower than anticipated (or by the incurrence of losses) in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, as a result of gains on our foreign exchange risk management program, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items.

In light of continuing fiscal challenges in the United States and many countries in Europe, various levels of government are also increasingly focused on tax reform and other legislative action to increase tax revenue, including corporate income taxes. For example, the economic downturn reduced tax revenues for United States federal and state governments, and a number of proposals to increase taxes from corporate entities have been implemented or are being considered at various levels of government. These include a number of proposals to modify the U.S. federal income tax laws applicable to companies, like ours, operating in multiple U.S. and foreign jurisdictions which, if enacted, could materially increase our effective tax rate. A number of U.S. states have attempted to increase corporate tax revenues by taking an expansive view of corporate presence to attempt to impose corporate income taxes and other direct business taxes on companies that have no physical presence in their state, and taxing authorities in foreign jurisdictions may take similar actions. Many U.S. states are also altering their apportionment formulas to increase the amount of taxable income/loss attributable to their state from certain out-of-state businesses. Companies that operate over the Internet, such as eBay, are a target of some of these efforts. If more taxing authorities are successful in applying direct taxes to Internet companies that do not have a physical presence in the jurisdiction, this could increase our effective tax rate.

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

Our users and we may be subject to sales reporting and record-keeping obligations.

One or more states or the federal government or foreign countries may seek to impose reporting or record-keeping obligations on companies that engage in or facilitate ecommerce. Such an obligation could be imposed by legislation intended to improve tax compliance (and legislation to such effect has been contemplated by several states and a number of foreign jurisdictions) or if one of our companies was ever deemed to be the legal agent of the users of our services by a jurisdiction in which it operates. In July 2008, the Housing and Economic Recovery Act of 2008 (H.R. 3221) was signed into U.S. federal law. This law contains provisions that require companies that provide payments over electronic means to users to report to the Internal Revenue Service (IRS) information on payments received by certain customers. The legislation, effective for payments received after December 31, 2010, requires PayPal and other electronic payments processors to report to the IRS on customers subject to U.S. income tax who receive more than $20,000 in payments and more than 200 payments in a calendar year. As a result, we are required to request tax ID numbers from certain payees, track payments by tax ID number and, under certain conditions, withhold a portion of payments and forward such withholding to the IRS. We have modified our software to meet these requirements and expect increased operational costs and changes to our user experience in connection with complying with these reporting obligations. The IRS regulations also require us to collect a certification of non-U.S. taxpayer status from certain international merchants. The Foreign Account Tax Compliance Act, which took effect at the start of 2013, is likely to require an increase in the number of non-U.S. customers from whom we must obtain a similar certification, and to increase the compliance burdens on us. These requirements may decrease seller activity on our sites and harm our business. Any failure by us to meet these new requirements could result in substantial monetary penalties and other sanctions and could harm our business.

Our business is subject to online security risks, including security breaches.

Our businesses involve the storage and transmission of users’ proprietary information. In addition, a significant number of our users authorize us to bill their payment card accounts directly for all transaction and other fees charged by us. An increasing number of websites, including those owned by several other large Internet and offline companies, have disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on portions of their websites or infrastructure. Because the techniques used to obtain unauthorized access, disable, or degrade service, or sabotage systems, change frequently, may be difficult to detect for a long time, and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Unauthorized parties may also attempt to gain access to our systems or facilities through various means, including hacking into our systems or facilities, fraud, trickery or other means of deceiving our employees, contractors and temporary staff. A party that is able to circumvent our security measures could misappropriate our or our users’ proprietary information, cause interruption in our operations, damage our computers or those of our users, or otherwise damage our reputation. In addition, our users have been and likely will continue to be targeted by parties using fraudulent “spoof” and “phishing” emails to misappropriate user names, passwords, payment card numbers, or other personal information or to introduce viruses or other malware through “trojan horse” programs to our users’ computers. As a result, our information technology and infrastructure may be vulnerable to cyberattacks or security incidents and third parties may be able to access our users’ proprietary information and payment card data that are stored on or accessible through our systems, any of which could have a material adverse impact on our business, results of operations and reputation. Any security breach at a company providing services to us or our users could have similar effects.

In May 2014, we publicly announced that criminals were able to penetrate and steal certain data, including user names, encrypted user passwords and other non-financial user data, from Marketplaces business unit. Upon making this announcement, Marketplaces required all buyers and sellers on the Marketplaces platform to reset their passwords in order to log into their account. The breach and subsequent password reset have negatively impacted the business. In July 2014, a putative class action lawsuit was filed against us for alleged violations and harm resulting from the breach. We have filed a motion to dismiss in this matter. In addition, we have received requests for information and are subject to investigations regarding this incident from numerous regulatory and other government agencies across the world.

In addition, under payment card rules and our contracts with our card processors, if there is a breach of payment card information that we store, or that is stored by PayPal’s direct payment card processing customers, we could be liable to the payment card issuing banks for their cost of issuing new cards and related expenses. If we were unable to accept payment cards, our businesses would be seriously damaged. Additionally, financial services regulators in various jurisdictions, including the United States and the European Union, have implemented or are considering proposals to impose new authentication requirements on banks and payment processors intended to reduce online fraud, which could impose significant costs on PayPal, require PayPal to change its business practices, make it more difficult for new customers to join its network, and reduce the ease of use of its products, which could harm PayPal’s business.

We may also need to expend significant additional resources to protect against security breaches or to address problems caused by breaches. These issues are likely to become more difficult and costly as we expand the number of places where we operate. Additionally, our insurance policies carry low coverage limits, which may not be adequate to reimburse us for losses caused by security breaches and we may not be able to fully collect, if at all, under these insurance policies.

Systems failures and resulting interruptions in the availability of our websites, applications, products or services could harm our business.

Our systems may experience service interruptions or degradation because of hardware and software defects or malfunctions, computer denial-of-service and often cyberattacks, human error, earthquakes, hurricanes, floods, fires, natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses, or other events. Our systems are also subject to break-ins, sabotage and intentional acts of vandalism. Some of our systems are not fully redundant and our disaster recovery planning may not be sufficient for all eventualities. As a result, we have experienced and will likely continue to experience system failures, denial of service attacks and other events or conditions from time to time that interrupt the availability or reduce the speed or functionality of our websites and mobile applications. These events have resulted and likely will result in loss of revenue and a prolonged interruption in the availability or reduction in the speed or other functionality of our websites and mobile applications and could have a material adverse effect on our result of operations and financial condition. Frequent or persistent interruptions in our services could cause current or potential users to believe that our systems are unreliable, leading them to switch to our competitors or to avoid our sites, and could permanently harm our reputation and brands. In addition, agreements between our Enterprise business and some of its clients contain commitments regarding availability. If our Enterprise business is unable to meet these commitments, its relationship with its clients could be damaged and may trigger a client’s right to terminate their contract with our Enterprise business and/or financial penalty provisions payable by our Enterprise business. Moreover, to the extent that any system failure or similar event results in damages to our customers or their businesses, these customers could seek significant compensation from us for their losses and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address. We also rely on facilities, components and services supplied by third parties and our business may be materially adversely affected to the extent these components or services do not meet our expectations or these third parties cease to provide the services or facilities. In particular, a decision by any of our third party hosting providers to close a facility that we use could cause system interruptions and delays, result in loss of critical data and cause lengthy interruptions in our services. We do not carry business interruption insurance sufficient to compensate us for losses that may result from interruptions in our service as a result of systems failures and similar events.

Our PayPal website has suffered intermittent unavailability for periods as long as 12 days, including, for example, transaction failures which affected some customers in the UK for over 24 hours in August 2014 and mobile login failures which affected some customers for several hours in April 2014. Reliability is particularly critical for PayPal because the full-time availability of PayPal is critical to its goal of gaining widespread acceptance among users and merchants as a retail point of sale solutions. Because PayPal is a regulated financial institution, frequent or persistent site interruptions could lead to regulatory scrutiny, significant fines and penalties, or mandatory and costly changes to PayPal’s business practices, and ultimately could cause PayPal to lose existing licenses it needs to operate or prevent it from obtaining additional licenses that it needs to expand.

Acquisitions, joint ventures, and strategic investments could result in operating difficulties, dilution, and other harmful consequences.

We have acquired a significant number of businesses of varying size and scope, technologies, services, and products. We also expect to continue to evaluate and consider a wide array of potential strategic transactions as part of our overall business strategy, including business combinations, acquisitions, and dispositions of businesses, technologies, services, products, and other assets, as well as strategic investments and joint ventures. In that regard, in January 2015, we announced that we are exploring strategic alternatives for our Enterprise business, including a possible sale or initial public offering, although there can be no assurance that any such transaction will be consummated.

These transactions, and in particular the January 2015 announcement regarding our Enterprise business, may involve significant challenges and risks, including:

•
the potential loss of key customers, merchants, vendors and other key business partners of the companies we acquire, or dispose of, following and continuing after announcement of our transaction plans;

•
declining employee morale and retention issues affecting employees of companies that we acquire or dispose of, which may result from changes in compensation, or changes in management, reporting relationships, future prospects or the direction of the acquired or disposed business;

•	difficulty making new and strategic hires of new employees;

•	diversion of management time and a shift of focus from operating the businesses to the transaction, and in the case of an acquisition, integration and administration;

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

•
the need to implement or improve controls, procedures and policies appropriate for a larger public company at companies that prior to acquisition may have lacked such controls, procedures and policies or whose controls, procedures and policies did not meet applicable legal and other standards;

•	risks associated with our expansion into new international markets;

•	derivative lawsuits resulting from the acquisition;

•
liability for activities of the acquired company before the acquisition, including intellectual property and other litigation claims or disputes, violations of laws, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities;

•	the potential loss of key employees following the transaction;

•
the acquisition of new customer and employee personal information, which in and of itself may require regulatory approval and or additional controls, policies and procedures and subject us to additional exposure; and

•
our dependence on the acquired business’ accounting, financial reporting, operating metrics and similar systems, controls and processes and the risk that errors or irregularities in those systems, controls and processes will lead to errors in our consolidated financial statements or make it more difficult to manage the acquired business.

At any given time we may be engaged in discussions or negotiations with respect to one or more of these types of transactions and any of these transactions could be material to our financial condition and results of operations. In addition, it may take us longer than expected to fully realize the anticipated benefits of these transactions, and those benefits may ultimately be smaller than anticipated or may not be realized at all, which could adversely affect our business and operating results. Any acquisitions or dispositions may also require us to issue additional equity securities, spend our cash, or incur debt (and increased interest expense), liabilities, and amortization expenses related to intangible assets or write-offs of goodwill, which could adversely affect our results of operations and dilute the economic and voting rights of our stockholders.

We have made certain investments, including through joint ventures, in which we have a minority equity interest and/or lack management and operational control. The controlling joint venture partner in a joint venture may have business interests, strategies, or goals that are inconsistent with ours, and business decisions or other actions or omissions of the controlling joint venture partner or the joint venture company may result in harm to our reputation or adversely affect the value of our investment in the joint venture. Our strategic investments may also expose us to additional risks. Any circumstances, which may be out of our control, that adversely affect the value of our investments, or cost resulting from regulatory action or lawsuits in connection with our investments, could harm our business or negatively impact our financial results.

Our success largely depends on key personnel. Because competition for our key employees is intense, we may not be able to attract, retain, and develop the highly skilled employees we need to support our business. The loss of senior management or other key personnel could negatively affect our business.

Our future performance depends substantially on the continued services of our senior management and other key personnel, including key engineering and product development personnel, and our ability to attract, retain, and motivate key personnel. Competition for key personnel is intense, especially in the Silicon Valley where our corporate headquarters are located, and we may be unable to successfully attract, integrate, or retain sufficiently qualified key personnel. In making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the equity awards they would receive in connection with their employment and fluctuations in our stock price may make it more difficult to attract, retain, and motivate employees. In addition, we do not have long-term employment agreements with any of our key personnel and do not maintain any “key person” life insurance policies. The loss of the services of any of our senior management or other key personnel, or our inability to attract highly qualified senior management and other key personnel, could harm our business.

Problems with or price increases by third parties who provide services to us or to our users could harm our business.

A number of third parties provide services to us or to our users. Such services include seller tools that automate and manage listings, merchant tools that manage listings and interface with inventory management software, storefronts that help our users list items and shipping providers that deliver goods sold on our platform, among others. PayPal is dependent on caching services that make its sites load faster, the processing companies and banks that link PayPal to the payment card, and bank clearing networks to process transactions, among others. PayPal is subject to, among other things, increases in interchange fees and assessments that payment card networks such as Visa and MasterCard charge for each transaction using one of their cards (which PayPal’s payment card processors have the right to pass on to PayPal), as well as changes in payment card network operating rules, including special operating rules for Internet payment services (such as PayPal). Similarly, PayPal relies on unaffiliated lenders to make the consumer and other loans originated through the PayPal Credit products and also relies heavily on third parties to operate its services, including merchant processors and payment gateways to process transactions. Financial or regulatory issues, labor issues (e.g., strikes, lockouts, or work stoppages), or other problems that prevent these companies from providing services to us or our users could harm our business.

Price increases by, or service terminations, disruptions or interruptions at, companies that provide services to us and our users and clients could also reduce the number of listings on our websites or make it more difficult for our sellers to complete transactions or for us to timely fulfill and ship products sold on the websites operated by Enterprise clients, thereby harming our business. Some third parties who provide services to us may have or gain market power and be able to increase their prices to us without competitive constraint. In addition, the U.S. Postal Service, which is facing ongoing fiscal challenges, has instituted postal rate increases and announced that it is considering closing thousands of local post offices and ending Saturday mail delivery. While we continue to work with global carriers to offer our sellers a variety of shipping options and to enhance their shipping experience, postal rate increases may reduce the competitiveness of certain sellers’ offerings, and postal service changes could require certain sellers to utilize alternatives which could be more expensive or inconvenient, which could in turn decrease the number of transactions on our sites, thereby harming our business.

We have outsourced certain functions to third-party providers, including some customer support and product development functions, which are critical to our operations. If our service providers do not perform satisfactorily, our operations could be disrupted, which could result in user dissatisfaction and adversely affect the number of transactions we support and our business, reputation, and operating results.

There can be no assurance that third parties who provide services directly to us or our users will continue to do so on acceptable terms, or at all. If any third parties were to stop providing services to us or our users on acceptable terms, including as a result of bankruptcy, we may be unable to procure alternatives from other third parties in a timely and efficient manner and on acceptable terms, or at all.

Our developer platforms, which are open to merchants and third-party developers, subject us to additional risks.

We provide third-party developers with access to application programming interfaces, software development kits and other tools designed to allow them to produce applications for use, with a particular focus on mobile applications. There can be no assurance that merchants or third-party developers will develop and maintain applications and services on our open platforms on a timely basis or at all, and a number of factors could cause such third-party developers to curtail or stop development for our platforms. In addition, our business is subject to many regulatory restrictions. It is possible that merchants and third-party developers who utilize our development platforms or tools could violate these regulatory restrictions and we may be held responsible for such violations, which could adversely affect our business.

Risk Factors Related to the Planned Separation

Our plan to separate PayPal into an independent publicly traded company is subject to various risks and uncertainties and may not be completed in accordance with the expected plans or anticipated timeline or at all.

In September 2014, we announced a plan to separate PayPal into an independent public company. We expect to complete the separation in the second half of 2015, subject to Board approval of the final terms of the separation and market, regulatory, and certain other conditions. We also announced that following separation, Devin Wenig, currently president of Marketplaces, will become CEO of eBay, and that Dan Schulman, currently president of PayPal, will become CEO of the stand-alone PayPal company.

Unanticipated developments, including changes in the competitive conditions of eBay’s and PayPal’s respective markets, possible delays in obtaining various tax opinions or rulings, regulatory approvals or clearances, uncertainty of the financial markets, and challenges in establishing infrastructure or processes and executing the separation could delay or prevent the completion of the proposed separation, or cause the proposed separation to occur on terms or conditions that are different or less favorable than expected. We expect that the process of completing the proposed separation will be time-consuming and involve significant costs and expenses, which may be significantly higher than what we currently anticipate and may not yield a discernible benefit if the separation is not completed. Executing the proposed separation will require significant time and attention from our senior management and key employees, which could distract them from operating our business, disrupt operations, and result in the loss of business opportunities, which could adversely affect our business, financial condition, and results of operations. We may also experience increased difficulties in attracting, retaining and motivating key employees during the pendency of the separation and following its completion, which could harm our businesses.

The proposed separation may not achieve some or all of the anticipated benefits and may adversely affect our business.

Even if the proposed separation is completed, we may not realize some or all of the anticipated benefits from the separation and the separation may in fact adversely affect our business. As independent, publicly traded companies, eBay and PayPal will be smaller, less diversified companies with a narrower business focus and may be more vulnerable to changing market conditions, which could materially and adversely affect their respective businesses, financial condition and results of operations. Separating the businesses may also eliminate or reduce synergies that existed prior to the separation, which could have an adverse effect on the results of operations, financial condition and liquidity of each business.

There can be no assurance that the combined value of the common stock of the two publicly-traded companies following the completion of the proposed separation will be equal to or greater than what the value of our common stock would have been had the proposed separation not occurred.

The proposed separation may result in disruptions to, and negatively impact our relationships with, our customers and other business partners and may make it more difficult to attract and retain qualified employees.

Uncertainty related to the proposed separation may lead customers and other parties with which we currently do business or may do business in the future to terminate or attempt to negotiate changes in existing business relationships, or consider entering into business relationships with parties other than us. These disruptions could have a material and adverse effect on our businesses, financial condition, results of operations, and prospects. The proposed separation and related uncertainties may also make it more difficult for us to attract new employees or to retain current employees and may make our stock options and other equity awards less attractive to current and prospective employees. The effect of such disruptions could be exacerbated by any delays in the completion of the separation. In addition, as independent stand-alone entities, eBay and PayPal may be unable to obtain goods, services, financing and technology at prices or on terms as favorable as those obtained by eBay Inc. prior to the separation.

The potential negative impact of the events described above could not only adversely affect the individual eBay and PayPal businesses following their separation into independent companies but could also adversely affect our company as currently constituted.

ITEM 1B: UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2: PROPERTIES
We own and lease various properties in the U.S. and 32 other countries around the world. We use the properties for executive and administrative offices, data centers, product development offices, fulfillment centers and customer service offices. As of December 31, 2014, our owned and leased properties provided us with aggregate square footage as follows:

	United States	Other Countries	Total
	(In millions)
Owned facilities	3.3	—	3.3
Leased facilities	5.1	3.3	8.4
Total facilities	8.4	3.3	11.7
Our corporate headquarters are located in San Jose, California and occupy approximately 0.2 million square feet. As of December 31, 2014, the total square footage generally used by each of our reportable segments was as follows:

	Marketplaces	Payments	Enterprise	Total
	(In millions)
Total facilities	3.3	2.9	5.3	11.5
From time to time we consider various alternatives related to long-term facilities needs. While we believe that our existing facilities are adequate to meet our immediate needs, it may become necessary to develop and improve land that we own or lease or acquire additional or alternative space to accommodate any future growth.

ITEM 3: LEGAL PROCEEDINGS

Litigation and Regulatory Proceedings

Overview

We are involved in legal and regulatory proceedings on an ongoing basis. Many of these proceedings are in early stages and may seek an indeterminate amount of damages. If we believe that a loss arising from such matters is probable and can be reasonably estimated, we accrue the estimated liability in our financial statements. If only a range of estimated losses can be determined, we accrue an amount within the range that, in our judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we accrue the low end of the range. For those proceedings in which an unfavorable outcome is reasonably possible but not probable, we have disclosed an estimate of the reasonably possible loss or range of losses or we have concluded that an estimate of the reasonably possible loss or range of losses arising directly from the proceeding (i.e., monetary damages or amounts paid in judgment or settlement) are not material. If we cannot estimate the probable or reasonably possible loss or range of losses arising from a legal proceeding, we have disclosed that fact. In assessing the materiality of a legal proceeding, we evaluate, among other factors, the amount of monetary damages claimed, as well as the potential impact of non-monetary remedies sought by plaintiffs (e.g., injunctive relief) that may require us to change our business practices in a manner that could have a material adverse impact on our business. With respect to the matters disclosed in this Item 3, we are unable to estimate the possible loss or range of losses that could potentially result from the application of such non-monetary remedies.

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable were not material for the year ended December 31, 2014. Except as otherwise noted for the proceedings described in this Item 3, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to significant uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material.

Litigation

eBay's Korean subsidiary, IAC (which has merged into Gmarket and is now named eBay Korea), has notified its approximately 20 million users of a January 2008 data breach involving personally identifiable information including name, address, resident registration number and some transaction and refund data (but not including credit card information or real time banking information). Approximately 149,000 users sued IAC over this breach in several lawsuits in Korean courts and more may do so in the future (including after final determination of liability). Trial for a group of representative suits began in August 2009 in the Seoul Central District Court (SCDC), and trial for additional suits began later in the SCDC. There is some precedent in Korea for a court to grant “consolation money” for data breaches without a specific finding of harm from the breach. Such precedents have involved payments of up to approximately $200 per user. In January 2010, the SCDC ruled that IAC had met its obligations with respect to defending the website from intrusion and, accordingly, had no liability for the breach. This January 2010 ruling was appealed by approximately 34,000 plaintiffs to the Seoul High Court. In September 2012, the Seoul High Court announced its decision upholding the SCDC's January 2010 decision for three cases involving 55 plaintiffs. During 2013, the Seoul High Court upheld the SCDC's January 2010 ruling in another 18 cases involving 33,795 plaintiffs. The Seoul High Court's decision in 10 of these 18 cases has been appealed by 33,215 plaintiffs to the Korea Supreme Court, and the Korea Supreme Court is currently reviewing a total of 11 cases with 33,218 plaintiffs. In January 2013, the Seoul Western District Court ruled in favor of IAC with respect to two cases filed by 2,291 plaintiffs by following the SCDC's January 2010 ruling, and 2,284 plaintiffs proceeded to appeal this decision of the Seoul Western District Court to the Seoul High Court. We expect decisions in these cases in 2015.

eBay Inc., eBay Domestic Holdings, Inc., Pierre Omidyar and Joshua Silverman have been sued by craigslist, Inc. in California Superior Court in San Francisco (Case No.:  CGC - 08 - 475276). craigslist filed suit on May 13, 2008 alleging that we engaged in conduct designed to harm craigslist's business while we negotiated to become and while we were a minority shareholder in craigslist. craigslist’s allegations include that we (i) misrepresented, concealed, suppressed and failed to disclose facts in order to induce craigslist to take detrimental action; (ii) interfered with craigslist's business operations; (iii) improperly disseminated and misused confidential and proprietary information from craigslist that we received as a minority investor; (iv) infringed and diluted craigslist's trademark and trade name; and (v) breached duties owed to craigslist. The complaint seeks significant compensatory and punitive damages, rescission and other relief. In addition, in September 2014, craigslist filed an amended complaint alleging trade secret misappropriation and seeking new and additional compensatory and punitive damages. The parties are currently engaged in discovery and a trial date has not yet been set.

Regulatory Proceedings

PayPal routinely reports to the U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC) on payments it has rejected or blocked pursuant to OFAC sanctions regulations and on any possible violations of those regulations. PayPal has cooperated with OFAC in recent years regarding PayPal’s review process over transaction monitoring and has self-reported a large number of small dollar amount transactions that could possibly be in violation of OFAC sanctions regulations. Beginning in September 2014, we have engaged in settlement discussions with OFAC regarding the possible violations arising from PayPal’s practices between 2009 and 2013 as a result of which we have accrued reserves we believe are adequate to cover any findings of violation. In addition, PayPal continues to cooperate with OFAC regarding more recent self-reported transactions that could also possibly be in violation of OFAC sanctions regulations. Such self-reporting transactions could result in claims or actions against us including litigation, injunctions, damage awards or require us to change our business practices and could result in a material loss, require significant management time, result in the diversion of significant operational resources or otherwise harm our business.

On August 7, 2013 and January 13, 2014, eBay, PayPal and its subsidiary, Bill Me Later, received Civil Investigative Demands (CIDs) from the Consumer Financial Protection Bureau (CFPB) requesting that we provide testimony, produce documents and provide information relating primarily to the acquisition, management, and operation of the PayPal Credit products, including online credit products, advertising, loan origination, customer acquisition, servicing, debt collection, and complaints handling practices. The CIDs could lead to an enforcement action and/or one or more significant consent orders, which may result in substantial costs, including legal fees, fines, penalties and remediation expenses. We are cooperating with the CFPB in connection with the CIDs and exploring whether we may be able to resolve these inquiries. Resolution of these inquiries could require us to make monetary payments to certain customers, pay fines and/or change the manner in which we operate the PayPal Credit products, which could adversely affect our financial results and results of operations.

In May 2014, we publicly announced that criminals were able to penetrate our network and steal certain data, including user names, encrypted user passwords and other non-financial user data, from eBay’s Marketplaces business unit. Upon making this announcement, eBay Marketplaces required all buyers and sellers on the Marketplaces platform to reset their passwords in order to login to their account. In addition to making this public announcement, we proactively approached a number of regulatory and governmental bodies, including those with the most direct supervisory authority over our data privacy and data security programs, to specifically inform them of the incident and our actions to protect our customers in response. Certain of those regulatory agencies have requested us to provide further, more detailed information regarding the incident, and we believe that we have fully cooperated in all of those requests. To date, we have not been informed by any regulatory authority of an intention to bring any enforcement action arising from this incident; however, in the future we may be subject to fines or other regulatory action. In addition, in July 2014, a putative class action lawsuit was filed against us for alleged violations and harm resulting from the incident. We are vigorously defending the lawsuit.
General Matters

Other third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We are subject to patent disputes, and expect that we will increasingly be subject to additional patent infringement claims involving various aspects of our Marketplaces, Payments and Enterprise businesses as our products and services continue to expand in scope and complexity. Such claims may be brought directly or indirectly against our companies and/or against our customers (who may be entitled to contractual indemnification under their contracts with us), and we are subject to increased exposure to such claims as a result of our recent acquisitions, particularly in cases where we are entering into new lines of business in connection with such acquisitions. We have in the past been forced to litigate such claims. We may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act, the Lanham Act and the Communications Decency Act are interpreted by the courts, and as we expand the scope of our businesses (both in terms of the range of products and services that we offer and our geographical operations) and become subject to laws in jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves are either unclear or less favorable. We believe that additional lawsuits alleging that we have violated patent, copyright or trademark laws will be filed against us. Intellectual property claims, whether meritorious or not, are time consuming and costly to defend and resolve, could require expensive changes in our methods of doing business or could require us to enter into costly royalty or licensing agreements on unfavorable terms.

From time to time, we are involved in other disputes or regulatory inquiries that arise in the ordinary course of business, including suits by our users (individually or as class actions) alleging, among other things, improper disclosure of our prices, rules or policies, that our practices, prices, rules, policies or customer/user agreements violate applicable law or that we have acted unfairly and/or not acted in conformity with such prices, rules, policies or agreements. In addition to these types of disputes and regulatory inquiries, our operations are also subject to regulatory and/or legal review and/or challenges that tend to reflect the increasing global regulatory focus to which the payments industry is subject and, when taken as a whole with other regulatory and legislative action, such actions could result in the imposition of costly new compliance burdens on our Payments business and its customers and may lead to increased costs and decreased transaction volume and revenue. Further, the number and significance of these disputes and inquiries are increasing as our company has grown larger, our businesses have expanded in scope (both in terms of the range of products and services that we offer and our geographical operations) and our products and services have increased in complexity. Any claims or regulatory actions against us, whether meritorious or not, could be time consuming, result in costly litigation, damage awards (including statutory damages for certain causes of action in certain jurisdictions), injunctive relief or increased costs of doing business through adverse judgment or settlement, require us to change our business practices in expensive ways, require significant amounts of management time, result in the diversion of significant operational resources or otherwise harm our business.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of Common Stock
Our common stock has been traded on The Nasdaq Global Select Market under the symbol “EBAY” since September 24, 1998. The following table sets forth the high and low closing sale prices per share of our common stock, as reported by The Nasdaq Global Select Market, for the following periods.

	High	Low
Year Ended December 31, 2014
First Quarter	$59.30	$51.78
Second Quarter	56.04	48.25
Third Quarter	56.63	50.18
Fourth Quarter	57.53	47.88

	High	Low
Year Ended December 31, 2013
First Quarter	$57.21	$50.11
Second Quarter	57.78	50.74
Third Quarter	57.38	49.99
Fourth Quarter	55.97	48.76
As of February 2, 2015, there were approximately 4,312 holders of record of our common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock.
Dividend Policy
We have never paid cash dividends on our stock and do not anticipate paying cash dividends in the foreseeable future.

Performance Measurement Comparison
The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on December 31, 2009 (the last trading day for the year ended December 31, 2009) in (i) our common stock, (ii) the Nasdaq Composite Index, (iii) the S&P 500 Index and (iv) the S&P North American Technology Internet Index (the successor to the GSTI Internet Index). The S&P North American Technology Internet Index is a modified-capitalization weighted index representing the Internet industry, including Internet software and services and Internet retail companies. Our stock price performance shown in the graph below is not indicative of future stock price performance.

The following graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any past or future filing with the SEC, except to the extent that such filing specifically states that such graph and related information are incorporated by reference into such filing.
Stock repurchase activity during the three months ended December 31, 2014 was as follows:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs (1)
October 31, 2014	14,197,983	$50.76	14,197,983	$1,444,769,107
November 30, 2014	7,958,899	$53.76	7,958,899	$1,016,907,137
December 31, 2014	594,056	$54.48	594,056	$984,542,829
	22,750,938		22,750,938

(1)
In June 2012, our Board of Directors authorized a stock repurchase program that provided for the repurchase of up to $2 billion of our common stock, with no expiration from the date of authorization. In January 2014, our Board of Directors authorized an additional $5 billion stock repurchase program, with no expiration from the date of authorization. These stock repurchase programs are intended to offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, are also used to make opportunistic repurchases of our common stock to reduce outstanding share count. Any share repurchases under our stock repurchase programs may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives.

Our stock repurchase programs may be limited or terminated at any time without prior notice. The timing and actual number of shares repurchased will depend on a variety of factors, including corporate and regulatory requirements, price and other market conditions and management's determination as to the appropriate use of our cash.

As of December 31, 2014, we had repurchased the full amount of common stock authorized under our June 2012 stock repurchase program and a total of approximately $985 million remained available for further repurchases of our common stock under our January 2014 stock repurchase program. In addition, in January 2015, our board of directors authorized an additional $2 billion stock repurchase program, with no expiration from the date of authorization. This new stock repurchase program, together with the approximately $985 million remaining under our January 2014 stock repurchase program, brings the total repurchase authorization as of January 2015 to approximately $3.0 billion. For further details on these stock repurchase programs, please see "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Stock Repurchases."

ITEM 6: SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and “Management's Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The consolidated statement of income data and the consolidated balance sheet data for the years ended, and as of, December 31, 2014, 2013, 2012, 2011 and 2010 are derived from our audited consolidated financial statements.

	Year Ended December 31,
	2014	2013	2012	2011 (2)	2010
	(In millions, except per share amounts)
Consolidated Statement of Income Data: (1)
Net revenues	$17,902	$16,047	$14,072	$11,652	$9,156
Gross profit	12,170	11,011	9,856	8,191	6,592
Income from operations	3,514	3,371	2,888	2,373	2,054
Income before income taxes	3,531	3,466	3,084	3,910	2,098
Net income	46	2,856	2,609	3,229	1,801
Net income per share:
Basic	$0.04	$2.20	$2.02	$2.50	$1.38
Diluted	$0.04	$2.18	$1.99	$2.46	$1.36
Weighted average shares:
Basic	1,251	1,295	1,292	1,293	1,306
Diluted	1,262	1,313	1,313	1,313	1,327

	As of December 31,
	2014	2013	2012	2011	2010
	(In millions)
Consolidated Balance Sheet Data: (1)
Cash and cash equivalents	$6,328	$4,494	$6,817	$4,691	$5,577
Short-term investments	3,770	4,531	2,591	1,238	1,045
Long-term investments	5,777	4,971	3,044	2,453	2,492
Working capital (3)	9,000	10,644	10,474	5,927	6,548
Total assets	45,132	41,488	37,074	27,320	22,004
Short-term debt	850	6	413	565	300
Long-term debt	6,777	4,117	4,106	1,525	1,494
Total stockholders' equity	19,906	23,647	20,865	17,930	15,302

(1)
Includes the impact of acquisitions and dispositions. For a summary of recent significant acquisitions and dispositions, please see “Note 3 - Business Combinations and Divestitures” to the consolidated financial statements included in this report.

(2)
The consolidated statement of income data for the year ended December 31, 2011 includes a loss on divested business of $256.5 million and a gain on the sale of our remaining 30% equity interest in Skype of approximately $1.7 billion.

(3)	Working capital is calculated as the difference between total current assets and total current liabilities.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions (such as those relating to future business, future results of operations or financial condition, new or planned features or services, or management strategies, including the proposed separation of PayPal from eBay described below). You can identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Item 1A: Risk Factors” of this Annual Report on Form 10-K, as well as in our consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the SEC. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. You should read the following Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the consolidated financial statements and the related notes included in this report.
You should read the following "Management's Discussion and Analysis of Financial Condition and Results of Operations" in conjunction with the audited consolidated financial statements and the related notes that appear elsewhere in this report.

Overview

We are a global technology company that enables commerce through three reportable segments: Marketplaces, Payments and Enterprise. Our Marketplaces segment includes our eBay.com platform and its localized counterparts and our other online platforms, such as our online classifieds sites and StubHub. Our Payments segment is comprised of our PayPal business. Our Enterprise segment includes our Magento business and provides commerce technologies, omnichannel operations and marketing solutions for merchants of all sizes that operate in general merchandise categories. On January 21, 2015, we announced that we will be exploring strategic options, including a possible sale or IPO, of eBay Enterprise.

On September 30, 2014, we announced that our Board of Directors, following a strategic review of our growth strategies and structure, had approved a plan to separate PayPal (consisting primarily of our Payments segment) into an independent publicly traded company. We expect to complete the transaction as a tax-free spin-off in the second half of 2015, subject to market, regulatory, and certain other conditions. We also announced that Dan Schulman has been appointed as President of PayPal and CEO-designee of the standalone PayPal company following separation, and that Devin Wenig, currently President of eBay Marketplaces, will become CEO of eBay following separation. The separation is subject to risks, uncertainties and conditions and there can be no assurance that the separation will be completed on the terms or on the timing currently contemplated, or at all. Please see the information in “Item 1A: Risk Factors” under the heading “Risk Factors Related to the Planned Separation,” which describes some of the risks and uncertainties associated with the proposed separation.

We expect to incur significant costs in connection with our planned separation of our PayPal business. These costs relate primarily to third-party advisory and consulting services, retention payments to certain employees, incremental stock-based compensation and other costs directly related to the separation. Costs related to employees for retention or stock-based compensation are classified on a basis consistent with their regular compensation charges and included within cost of net revenues, sales and marketing, product development or general and administrative in our consolidated statement of income as applicable. Costs other than those paid to employees are included within general and administrative in our consolidated statement of income. During 2014, we incurred approximately $35 million related to separation costs. We expect to continue to incur additional separation costs in 2015 until we complete the separation of our PayPal business. We currently estimate that such additional separation costs will exceed $250 million, although that estimate is subject to a number of assumptions and uncertainties.

In 2014, net revenues increased 12% to $17.9 billion compared to $16.0 billion in 2013, driven primarily by increases in net revenues from each of our business segments. We achieved an operating margin of 20% in 2014 compared to 21% in 2013. Our diluted earnings per share decreased to $0.04 in 2014, a $2.14 decrease per share compared to 2013, driven primarily by the accrual of deferred taxes on $9.0 billion of undistributed foreign earnings for 2013 and prior years, partially offset by growth in net revenues and a lower share count. We generated cash flow from operations of approximately $5.7 billion in 2014 compared to $5.0 billion in 2013.

Our Marketplaces segment total net revenues increased $533 million, or 6%, in 2014 compared to 2013. The increase in total net revenues was driven primarily by an increase in gross merchandise volume (GMV) (as defined below) of 9%, which was due to continued growth internationally and in the U.S. and a favorable impact from foreign currency movements relative to the U.S. dollar. We believe that during 2014, GMV was negatively impacted by declines in volume caused by lower organic traffic and our second quarter cyberattack described below. Our Marketplaces segment operating margin decreased 2.7 percentage points in 2014 compared to 2013 due primarily to continued investments in our marketing programs, site operations and business initiatives.

As previously disclosed, during the second quarter of 2014, our Marketplaces segment experienced a cyberattack that compromised an authentication database containing user names, encrypted passwords and other non-financial data of our customers. The attack resulted from a small number of employee log-in credentials that were compromised. The database included eBay Marketplaces customers’ name, encrypted password, e-mail address, physical address, phone number and date of birth. The database did not contain any financial information or other confidential personal information. As a result of this attack we generally required Marketplaces users to reset their passwords in order to access their accounts on our core Marketplaces platform and its localized counterparts. This attack was isolated to our eBay platform and we have seen no evidence of unauthorized access or compromises to personal or financial information of our PayPal users, as that data is stored separately on a secure network.

During 2014, we recorded cyberattack-related expenses and customer credits of approximately $46 million, of which approximately $41 million have been reported within our Marketplaces segment. Expenses include costs to investigate and remediate the attack, provide additional customer support and temporarily enhance customer protection as well as additional marketing program costs. Customer credits were voluntarily offered as refunds to sellers during the password reset period and were recorded as a reduction of revenue. Many of these measures were undertaken to preserve our customers’ trust in our Marketplaces businesses.

The disruption arising from this cyberattack adversely affected our 2014 Marketplaces segment results; however, it is not possible to precisely measure the amount of lost revenue directly attributable to the cyberattack. We are unable to predict the full impact of the cyberattack on Marketplaces users' behavior in the future, including whether a change in our customers' trust could negatively impact our Marketplaces segment’s results of operations on an ongoing basis or require us to increase promotional efforts to regain such trust. Accordingly, we are not able to precisely forecast any possible future impact to our revenues or expenses attributable to the cyberattack.

Our Payments segment total net revenues increased $1.3 billion, or 19%, in 2014 compared to 2013. The increase in total net revenues was driven primarily by an increase in net total payment volume (TPV) (as defined below) of 27%. Our Payments segment operating margin decreased 0.7 percentage points in 2014 compared to 2013, due primarily to increased investment in our marketing programs and product development partially offset by a favorable transaction expense rate.

Our Enterprise segment total net revenues increased $72 million, or 6%, in 2014 compared to 2013. The increase in total net revenues was driven primarily by an increase in Gross Merchandise Sales (as defined below) of 13% in 2014 compared to 2013. Our Enterprise segment operating margin was relatively consistent for 2014 compared to 2013, increasing 0.5 percentage points.

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

We define GMV as the total value of all successfully closed transactions between users on Marketplaces platforms (excluding eBay's classifieds websites, brands4friends and Shopping.com) during the applicable period regardless of whether the buyer and seller actually consummated the transaction; excludes vehicles and real estate gross merchandise volume. We believe that GMV provides a useful measure of the overall volume of closed transactions that flow through our Marketplaces trading platforms in a given period, notwithstanding the inclusion in GMV of closed transactions that are not ultimately consummated. We define Net TPV as the total dollar volume of payments, net of payment reversals, successfully completed through our payments networks, including PayPal Credit, Venmo and payments processed through Braintree’s full stack payments platform during the period; it excludes payments sent or received through PayPal's and Braintree's payment gateway businesses. We define Merchant Services Net TPV as the total dollar volume of payments, net of payment reversals, successfully completed through our payments networks, including PayPal Credit, Venmo and payments processed through

Braintree's full stack payments platform during the period; it excludes PayPal's and Braintree's payment gateway businesses and payments for transactions on our Marketplaces platforms. We define On eBay Net TPV as the total dollar volume of payments, net of payment reversals, successfully completed through our payments networks, including PayPal Credit, during the period for transactions on our Marketplaces platforms. We define Gross Merchandise Sales as the retail value of all sales transactions, inclusive of freight charges and net of allowance for returns and discounts, which flow through our Enterprise commerce technologies, whether we record the full amount of such transaction as a product sale or a percentage of such transaction as a service fee; excludes volume transacted through the Magento platform. We define ECV as the total Marketplaces GMV, Payments Merchant Services Net TPV and eBay Enterprise Gross Merchandise Sales not earned on eBay or paid for via PayPal or PayPal Credit during the period; it excludes volume transacted through the Magento platform.

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

The following table sets forth the breakdown of net revenues by type and geography for the periods presented.(1)

	Year Ended December 31,
	2014	2013	2012
	(In millions, except percentage changes)
Net Revenues by Type:
Net transaction revenues
Marketplaces	$6,995	$6,569	$5,834
Payments	7,218	6,096	5,146
Enterprise	985	898	850
Total net transaction revenues	15,198	13,563	11,830
Marketing services and other revenues
Marketplaces	1,822	1,715	1,564
Payments	686	532	428
Enterprise	253	268	271
Total marketing services and other revenues	2,761	2,515	2,263
Elimination of inter-segment net revenue (2)	(57)	(31)	(21)
Total net revenues	$17,902	$16,047	$14,072
Net Revenues by Geography:
U.S.	$8,495	$7,712	$6,778
International	9,407	8,335	7,294
Total net revenues	$17,902	$16,047	$14,072

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

Because we generated a majority of our net revenues internationally in recent periods, including the years ended December 31, 2014, 2013 and 2012, we are subject to the risks of doing business in foreign countries as discussed under “Item 1A: Risk Factors” under the heading "We are exposed to fluctuations in foreign currency exchange rates." In that regard, fluctuations in foreign currency exchange rates impact our results of operations. We have a foreign exchange risk management program that is designed to reduce our exposure to fluctuations in foreign currencies; however, the effectiveness of this program in mitigating the impact of foreign currency fluctuations on our results of operations varies from period to period, and in any given period, our operating results are usually affected, sometimes significantly, by changes in currency exchange rates. Fluctuations in exchange rates also directly affect our cross-border revenue. We calculate the year-over-year impact of foreign currency movements on our business using prior period foreign currency rates applied to current year transactional currency amounts.

For the year ended December 31, 2014, foreign currency movements relative to the U.S. dollar positively impacted net revenues by approximately $30 million (inclusive of a $36 million negative impact from hedging activities relating to PayPal's net revenue). Foreign currency movements relative to the U.S. dollar for the year ended December 31, 2014 positively impacted Marketplaces net revenues by approximately $56 million and negatively impacted Payments and Enterprise net revenues by approximately $25 million and $1 million, respectively (inclusive of the impact of hedging activities, noted above, in the case of Payments net revenues).

For the year ended December 31, 2013, foreign currency movements relative to the U.S. dollar positively impacted net revenues by approximately $24 million (inclusive of a $4 million negative impact from hedging activities relating to PayPal's net revenue). Foreign currency movements relative to the U.S. dollar for the year ended December 31, 2013 positively impacted Marketplaces net revenues by approximately $36 million and negatively impacted Payments and Enterprise net revenues by approximately $11 million and less than $1 million, respectively (inclusive of the impact of hedging activities, noted above, in the case of Payments net revenues).

The following table sets forth, for the periods presented, certain key operating metrics that we believe are significant factors affecting our net revenues.

	Year Ended December 31,			Percent Change from	Percent Change from
	2014	2013	2012	2013 to 2014	2012 to 2013
	(In millions, except percentage changes)
Supplemental Operating Data:
Marketplaces Segment: (1)
GMV (2)	$82,954	$76,432	$67,689	9%	13%
Marketplaces Transaction Take Rate (3)	8.43%	8.59%	8.62%	(0.16)%	(0.03)%
Payments Segment:
Merchant Services Net TPV (4)	$168,361	$125,281	$97,277	34%	29%
On eBay Net TPV (5)	$59,563	$54,382	$47,660	10%	14%
Net TPV (6)	$227,924	$179,663	$144,937	27%	24%
Payments Take Rate (7)	3.47%	3.69%	3.85%	(0.22)%	(0.16)%
Enterprise Segment:
Gross Merchandise Sales (8)	$4,703	$4,180	$3,682	13%	14%
Enterprise Transaction Take Rate (9)	20.94%	21.48%	23.09%	(0.54)%	(1.61)%

(1)	eBay's classifieds websites, brands4friends and Shopping.com are not included in these metrics.

(2)
Total value of all successfully closed transactions between users on Marketplaces platforms during the applicable period regardless of whether the buyer and seller actually consummated the transaction; excludes vehicles and real estate gross merchandise volume.

(3)	Total net transaction revenues earned through our Marketplaces segment, divided by Gross Merchandise Volume.

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

(7)	Total net revenues earned through our payments networks, including PayPal Credit, Braintree, Venmo, PayPal’s payment gateway business, subscription fees and other net revenues, divided by Net TPV.

(8)
Represents the retail value of all sales transactions, inclusive of freight charges and net of allowance for returns and discounts, which flow through our Enterprise commerce technologies, whether we record the full amount of such transaction as a product sale or a percentage of such transaction as a service fee; excludes volume transacted through the Magento platform.

(9)	Total net transaction revenues earned through our Enterprise segment, divided by Gross Merchandise Sales.

Seasonality

The following table sets forth, for the periods presented, our total net revenues and the sequential quarterly movements of these net revenues:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In millions, except percentage changes)
2012
Net revenues	$3,277	$3,398	$3,404	$3,992
Percent change from prior quarter	(3)%	4%	0%	17%
2013
Net revenues	$3,748	$3,877	$3,892	$4,530
Percent change from prior quarter	(6)%	3%	0%	16%
2014
Net revenues	$4,262	$4,366	$4,353	$4,921
Percent change from prior quarter	(6)%	2%	0%	13%

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

Marketplaces Net Transaction Revenues

Marketplaces net transaction revenues increased $426 million, or 6%, in 2014 compared to 2013, while GMV increased 9% in 2014 compared to 2013. The increase in net transaction revenues was due primarily to continued growth in volume, as well as a benefit from foreign currency movements against the U.S. dollar. Our net transaction revenue growth was negatively impacted by declines in volume caused by a reduction in traffic from lower organic traffic, such as Google's search engine algorithm changes and our second quarter cyberattack described above. The growth in net transaction revenues was lower than the growth in GMV due primarily a lower Marketplaces transaction take rate as we invested in our buyer loyalty programs and seller incentives, which are accounted for as a reduction of revenue, and to a lesser extent, due to pricing changes at our StubHub business.

Marketplaces net transaction revenues increased $735 million, or 13%, in 2013 compared to 2012, consistent with the increase in GMV of 13% in 2013 compared to 2012. The increase in net transaction revenues and GMV was due to continued growth in active users, growth in mobile volume and the continued improvements in the customer experience. In addition, seller discounts and buyer loyalty programs had a negative impact on revenue growth.

Marketplaces net transaction revenues earned internationally totaled $4.0 billion, $3.7 billion and $3.3 billion in 2014, 2013 and 2012, respectively, representing 57%, 56% and 56% of total Marketplaces net transaction revenues in the respective periods.

Payments Net Transaction Revenues

Payments net transaction revenues increased $1.1 billion, or 18%, during 2014 compared to 2013, due primarily to an increase in Net TPV of 27%. The growth in Payments net transaction revenues was lower than the growth in Net TPV due to a lower take rate. The increase in Net TPV was due primarily to growth in consumer and merchant use of PayPal both on and off eBay and growth in volume through our Braintree products. The lower take rate was due primarily to a higher portion of Merchant Services volume. Merchant Services volume includes a higher concentration of Net TPV from larger merchants who generate higher volume at lower rates. Additionally, Merchant Services volume includes Net TPV generated through our unbranded products such as Braintree where we generally earn lower take rates. We expect the concentration of Merchant Services volume to continue to increase. Our Merchant Services Net TPV increased 34% during 2014 compared to 2013 and represented 74% of PayPal's Net TPV in 2014, compared with 70% in 2013. On eBay Net TPV increased 10% during 2014 compared to 2013, and represented 26% of PayPal's Net TPV in 2014.

Payments net transaction revenues increased $950 million, or 18%, during 2013 compared to 2012, due primarily to an increase in Net TPV of 24%. The growth in Payments net transaction revenues was lower than the growth in Net TPV due to a lower take rate. The increase in Net TPV was due primarily to growth in consumer and merchant adoption and use of PayPal both on and off eBay. The lower take rate was due primarily to a shift to larger merchants who pay lower rates. Our Merchant Services Net TPV increased 29% during 2013 compared to 2012 and represented 70% of PayPal's Net TPV in 2013, compared with 67% in 2012. On eBay Net TPV increased 14% during 2013 compared to 2012, and represented 30% of PayPal's Net TPV in 2013.

Payments net transaction revenues earned internationally totaled $4.1 billion, $3.4 billion and $2.8 billion in 2014, 2013 and 2012, representing 56%, 56% and 55% of total Payments net transaction revenues, respectively.

Enterprise Net Transaction Revenues

Enterprise net transaction revenues increased $87 million, or 10%, in 2014 compared to 2013, due primarily to an increase in Gross Merchandise Sales of 13%. The growth in Enterprise net transaction revenues was lower than the growth in Gross Merchandise Sales due to a lower transaction take rate. The lower transaction take rate was due to increases in Gross Merchandise Sales for certain merchants that triggered lower contractual take rates.

Enterprise net transaction revenues increased $48 million, or 6%, in 2013 compared to 2012, due primarily to an increase in Gross Merchandise Sales of 14%, partially offset by a lower transaction take rate.

Marketing Services and Other Revenues

Marketing services and other revenues increased $246 million, or 10%, in 2014 compared to 2013, and represented 15% in 2014 and 16% in 2013 of total net revenues. The increase in marketing services and other revenues was due primarily to growth in our PayPal Credit portfolio of receivables from loans, as well as increased revenue from advertising.

Marketing services and other revenues increased $252 million, or 11%, in 2013 compared to 2012, and represented 16% of total net revenues for both periods. The increase in marketing services and other revenues was due primarily to growth in our PayPal Credit portfolio of loan receivables, as well as increased revenue from advertising.

Summary of Cost of Net Revenues

The following table summarizes changes in cost of net revenues for the periods presented(1):

	Year Ended December 31,			Change from 2013 to 2014		Change from 2012 to 2013
	2014	2013	2012	in Dollars	in %	in Dollars	in %
	(In millions, except percentages)
Cost of net revenues:
Marketplaces	$1,695	$1,520	$1,273	$175	12%	$247	19%
As a percentage of total Marketplaces net revenues	19.2%	18.3%	17.2%
Payments	3,112	2,675	2,209	437	16%	466	21%
As a percentage of total Payments net revenues	39.4%	40.4%	39.6%
Enterprise	923	834	708	89	11%	126	18%
As a percentage of total Enterprise net revenues	74.6%	71.5%	63.2%
Corporate and other	2	7	26	(5)	(71)%	(19)	(73)%
Total cost of net revenues	$5,732	$5,036	$4,216	$696	14%	$820	19%
As a percentage of net revenues	32.0%	31.4%	30.0%

(1)
During the first quarter of 2014, we changed our reportable segments based upon changes in our organizational structure which reflect the integration of our Magento platform into our Enterprise segment. Prior to this change, Magento was reported in corporate and other. Prior period amounts have been revised to conform to the current period segment reporting structure.

Cost of net revenues consists primarily of costs associated with payment processing, customer support, site operations, fulfillment and interest expense on borrowings incurred to finance PayPal Credit's portfolio of loan receivables. Significant components of these costs include bank transaction fees, credit card interchange and assessment fees, interest expense on indebtedness incurred to finance the purchase of consumer loan receivables related to PayPal Credit accounts, employee compensation, contractor costs, facilities costs, depreciation of equipment and amortization expense.

Marketplaces

Marketplaces cost of net revenues increased $175 million, or 12%, in 2014 compared to 2013. The increase was due primarily to an increase in volume and continued investment in our site operations, data centers and customer support. Marketplaces cost of net revenues as a percentage of Marketplaces net revenues increased by 0.9 percentage points during 2014 compared to 2013 due primarily to these same factors.

Marketplaces cost of net revenues increased $247 million, or 19%, in 2013 compared to 2012. The increase was due primarily to the growth in GMV. Marketplaces cost of net revenues as a percentage of Marketplaces net revenues increased by 1.1 percentage points during 2013 compared to 2012 due primarily to our investment in site operations infrastructure and customer support programs.

Payments

Payments cost of net revenues increased $437 million, or 16%, in 2014 compared to 2013 due primarily to the impact of growth in Net TPV offset in part by favorable transaction expense rates. Payments cost of net revenues as a percentage of Payments net revenues decreased by 1.0 percentage points during 2014 compared to 2013 due to favorable transaction expense rates.

Payments cost of net revenues increased $466 million, or 21%, in 2013 compared to 2012 due primarily to the impact of growth in Net TPV and growth in costs related to our customer support initiatives. Payments cost of net revenues as a percentage of Payments net revenues increased by 0.8 percentage points during 2013 compared to 2012 due primarily to these same factors.

Enterprise

Enterprise cost of net revenues increased $89 million, or 11%, during 2014 compared to 2013 due primarily to the impact of growth in Gross Merchandise Sales. Enterprise cost of net revenues as a percentage of Enterprise net revenues increased by 3.1 percentage points during 2014 compared to 2013 due primarily to a lower take rate.

Enterprise cost of net revenues increased $126 million, or 18%, during 2013 compared to 2012 due primarily to the impact of growth in Gross Merchandise Sales as well as amortization expense driven by the initial roll out of the new suite of commerce technologies. Enterprise cost of net revenues as a percentage of Enterprise net revenues increased by 8.3 percentage points during 2013 compared to 2012 due primarily to these same factors.

Summary of Operating Expenses, Non-Operating Items and Provision for Income Taxes

The following table summarizes changes in operating expenses, non-operating items and provision for income taxes for the periods presented:

	Year Ended December 31,			Change from 2013 to 2014		Change from 2012 to 2013
	2014	2013	2012	in Dollars	in %	in Dollars	in %
	(In millions, except percentage changes)
Sales and marketing	$3,587	$3,060	$2,913	$527	17%	$147	5%
Product development	2,000	1,768	1,573	232	13%	195	12%
General and administrative	1,843	1,703	1,567	140	8%	136	9%
Provision for transaction and loan losses	958	791	580	167	21%	211	36%
Amortization of acquired intangible assets	268	318	335	(50)	(16)%	(17)	(5)%
Interest and other, net	17	95	196	(78)	(82)%	(101)	(52)%
Provision for income taxes	(3,485)	(610)	(475)	(2,875)	471%	(135)	28%

The following table summarizes operating expenses, non-operating items and provision for income taxes as a percentage of net revenues for the periods presented:

	Year Ended December 31,
	2014	2013	2012
Sales and marketing	20%	19%	21%
Product development	11%	11%	11%
General and administrative	10%	11%	11%
Provision for transaction and loan losses	5%	5%	4%
Amortization of acquired intangible assets	1%	2%	2%
Interest and other, net	—%	1%	1%
Provision for income taxes	19%	4%	3%

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

Sales and marketing expense increased by $527 million, or 17%, in 2014 compared to 2013. The increase in sales and marketing expense was due primarily to an increase in marketing program costs (both online and offline programs), eBay's and PayPal's brand campaigns and higher employee-related expenses (including consultant costs). Sales and marketing expense as a percentage of net revenues were 20% and 19% in 2014 and 2013, respectively.

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

Product Development

Product development expenses consist primarily of employee compensation, contractor costs, facilities costs and depreciation on equipment. Product development expenses are net of required capitalization of major site and other product development efforts, including the development of our next generation platform architecture, migration of certain platforms, seller tools and Payments services projects. Our top technology priorities include mobile, user experience, search, platform and products.

Capitalized internal use and website development costs were $395 million and $375 million in 2014 and 2013, respectively, and are primarily reflected as a cost of net revenues when amortized in future periods.

Product development expenses increased by $232 million, or 13%, in 2014 compared to 2013. The increase was due primarily to higher employee-related costs (including consultant costs) driven by increased investment in platform and mobile. Product development expenses as a net percentage of revenues were 11% in both 2014 and 2013.

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

General and administrative expenses increased $140 million, or 8%, in 2014 compared to 2013. The increase was due primarily to higher employee-related costs and costs related to our planned separation of our PayPal business. General and administrative expenses as a percentage of net revenues were 10% in 2014 and 11% in 2013.

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

Provision for Transaction and Loan Losses

Provision for transaction and loan losses consists primarily of transaction loss expense associated with our customer protection programs, fraud, and chargebacks; credit losses associated with our consumer and merchant loan receivables; and bad debt expense associated with our accounts receivable balance. We expect our provision for transaction and loan loss expense to fluctuate depending on many factors, including macroeconomic conditions, our customer protection programs and the impact of regulatory changes.

Provision for transaction and loan losses increased by $167 million, or 21%, in 2014 compared to 2013. This increase was attributable to both our Marketplaces and Payments segments. Provision for transaction and loan loss expense as a percentage of net revenues was 5% in both 2014 and 2013.

Marketplaces provision for transaction losses increased by $24 million, or 10%, in 2014 compared to 2013. This increase was driven primarily by an increase in transaction volume, partially offset by improvements in our fraud detection models.

Payments provision for transaction and loan losses increased by $138 million, or 25%, in 2014 compared to 2013. This increase was due primarily to higher transaction volume, the introduction of new products and initiatives to enhance customers' experience. The increase was also due to growth in our PayPal Credit portfolio of receivables from consumer loans.

Provision for transaction and loan losses increased by $211 million, or 36%, in 2013 compared to 2012. This increase was attributable to both our Marketplaces and Payments segments. Provision for transaction and loan loss expense as a percentage of net revenues was 5% and 4% in 2013 and 2012, respectively.

Marketplaces provision for transaction losses increased by $62 million, or 36%, in 2013 compared to 2012. This increase was due primarily to higher transaction volume. The volume increase in the transaction losses was due primarily to an increase in the number of cases being opened under our eBay Money Back Guarantee as a result of our simplified process for users to file claims which resulted in higher transaction losses.

Payments provision for transaction and loan losses increased by $149 million, or 38%, in 2013 compared to 2012. This increase was due primarily to higher PayPal transaction losses driven by higher transaction volume, due to the introduction of new products, initiatives to enhance customers' experience, and growth in active registered accounts. The increase was also due to growth in our PayPal Credit portfolio of loan receivables from consumer loans. Modifications to our PayPal Credit acceptable risk parameters did not have a material impact on our provision for loan losses for the periods presented.

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

Amortization of acquired intangible assets decreased by $50 million, or 16%, in 2014 compared to 2013. The decrease was due to certain intangible assets becoming fully amortized during the year.

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

Interest and other, net, decreased $78 million in 2014 compared to 2013. The decrease in interest and other, net was due primarily to a gain on the sale of our investments in RueLaLa and ShopRunner in September 2013.

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

Provision for Income Taxes

Our effective tax rate was 99% in 2014 compared to 18% in 2013. The increase in our effective tax rate during 2014 compared to 2013 was due primarily to the recognition during the year of deferred tax liabilities of approximately $3.0 billion of U.S. income and applicable foreign withholding taxes on $9.0 billion of undistributed foreign earnings of certain of our foreign subsidiaries for 2013 and prior years, partially offset by the release of the valuation allowance on our capital loss carryover.

Our effective tax rate was 18% in 2013 compared to 15% in 2012. The increase in our effective tax rate during 2013 compared to 2012 was due primarily to increases in foreign earnings subject to U.S. tax and the tax impact of repayment of the Kynetic note receivable and the sale of our investments in RueLaLa and ShopRunner in 2013.

As of December 31, 2013, we had approximately $14.0 billion of indefinitely reinvested foreign earnings for which we had not provided U.S. income or applicable foreign withholding taxes. During the first quarter of 2014, we altered our capital allocation strategy, which included changing our intent with regard to the indefinite reinvestment of foreign earnings from certain of our foreign subsidiaries for 2013 and prior years. Accordingly, during the first quarter of 2014, we determined that a portion of these foreign earnings were no longer considered indefinitely reinvested in our international operations. In connection with this change in our capital allocation strategy during the first quarter of 2014, we provided for U.S. income and applicable foreign withholding taxes on $9.0 billion of undistributed foreign earnings of certain of our foreign subsidiaries for 2013 and prior years, and recorded a deferred tax liability of approximately $3.0 billion. Based on December 31, 2014 foreign exchange rates, these amounts have been revalued at $8.2 billion of undistributed foreign earnings and $2.8 billion of deferred tax liability. The remaining approximately $5.0 billion of undistributed foreign earnings for 2013 and prior years remains indefinitely reinvested in our international operations.

This change during the first quarter of 2014 reflected our objectives of increasing our available U.S. cash, preserving our credit rating and providing greater liquidity to meet our cash needs in the U.S., including, among other things and subject to market conditions and other uncertainties, merger and acquisition activity and potentially funding opportunistic share repurchases on an accelerated basis, potentially in the near term.

In addition to the accrual of deferred taxes related to undistributed foreign earnings of certain of our non-U.S. subsidiaries for 2013 and prior years discussed above, during 2014, we recorded $207 million of U.S. income and applicable foreign withholding taxes on $613 million of undistributed foreign earnings of our non-U.S. subsidiaries. The amount of U.S. income and applicable foreign taxes recorded for 2014 was based on our 2014 earnings of our non-U.S. subsidiaries that are not considered indefinitely reinvested in our foreign operations. The amount represents U.S. income and applicable foreign withholding taxes on 2014 foreign earnings not considered indefinitely reinvested, reflecting a larger percentage of foreign earnings subject to U.S. tax compared to 2013.

Our relative pretax earnings and revenues attributable to the U.S. as compared to the rest of the world may differ over time. For the year ended December 31, 2014, our U.S. share of pretax income and net revenues was 4.9% and 47.5%, respectively. For the year ended December 31, 2013, our U.S. share of pretax income and net revenues was 17.1% and 48.1%, respectively. The difference in relative pretax income and net revenues attributable to the U.S., as compared to the rest of the world for both 2014 and 2013, was primarily related to our Enterprise segment, which has lower U.S. based operating margins and higher amortization of U.S. based intangible assets, larger stock-based compensation expense recorded in the U.S. for U.S. based employees, overhead related to our corporate operations which are primarily U.S. based and higher average margins earned by non-U.S. businesses.

Our provision for income taxes differs from the provision computed by applying the U.S. federal statutory rate of 35% due primarily to lower tax rates associated with certain earnings from our operations in certain lower-tax jurisdictions outside the U.S. The impact on our provision for income taxes of foreign income being taxed at different rates than the U.S. federal statutory rate was a benefit of approximately $709 million in 2014, $607 million in 2013 and $617 million in 2012. We benefit from tax rulings concluded in several different jurisdictions, most significantly Switzerland, Singapore and Luxembourg. These rulings provide for significantly lower rates of taxation on certain classes of income and require various thresholds of investment and employment in those jurisdictions. We evaluate compliance with our tax ruling agreements annually. The cash benefit of these reduced rates totaled approximately $555 million in 2014, $540 million in 2013 and $439 million in 2012. The foreign jurisdictions with lower tax rates that had the most significant impact on our provision for income taxes in the periods presented include Switzerland, Singapore and Luxembourg. See "Note 16 - Income Taxes" to the consolidated financial statements included in this report for more information on our tax rate reconciliation.

Our provision for income taxes is volatile and, in general, is adversely impacted by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates. Our provision for income taxes does not include provisions for U.S. income taxes and foreign withholding taxes associated with $7.9 billion of undistributed earnings of certain foreign subsidiaries because we intend to reinvest those earnings indefinitely in our foreign subsidiaries. If these earnings were distributed into the U.S. in the form of dividends to eBay companies domiciled in the U.S. or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries including Switzerland, Singapore and Luxembourg, is subject to reduced tax rates. Our failure to meet these commitments could adversely impact our provision for income taxes. Additionally, please see the information in "Item 1A: Risk Factors" under the caption "We may have exposure to greater than anticipated tax liabilities."

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

Liquidity and Capital Resources

Cash Flows

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Net cash provided by (used in):
Operating activities	5,677	4,995	3,838
Investing activities	(2,673)	(6,012)	(3,763)
Financing activities	(1,022)	(1,354)	1,951
Effect of exchange rates on cash and cash equivalents	(148)	48	100
Net increase/(decrease) in cash and cash equivalents	1,834	(2,323)	2,126

Operating Activities

We generated cash from operating activities of $5.7 billion, $5.0 billion and $3.8 billion in 2014, 2013 and 2012, respectively. The net cash provided by operating activities of $5.7 billion in 2014 was due primarily to net income of $46 million with adjustments of $2.8 billion in deferred income taxes, $1.5 billion in depreciation and amortization, $958 million in provision for transaction and loan losses and $675 million in stock-based compensation expense and a decrease of $185 million in changes in assets and liabilities, net of acquisition effects.

The net cash provided by operating activities of $5.0 billion in 2013 was due primarily to net income of $2.9 billion with adjustments of $1.4 billion in depreciation and amortization, $791 million in provision for transaction and loan losses, $609 million in stock-based compensation expense and a decrease of $354 million in changes in assets and liabilities, net of acquisition effects and a $75 million gain on the sale of equity investments and $31 million in deferred income taxes.

The net cash provided by operating activities of $3.8 billion in 2012 was due primarily to net income of $2.6 billion with adjustments of $1.2 billion in depreciation and amortization, $580 million in provision for transaction and loan losses, $488 million in stock-based compensation expense and a decrease of $756 million in changes in assets and liabilities and $35 million in deferred income taxes.

Cash paid for income taxes in 2014, 2013 and 2012 was $343 million, $466 million and $789 million, respectively.

Investing Activities

The net cash used in investing activities of $2.7 billion in 2014 was due primarily to net cash paid for purchases of investments of $8.8 billion, purchases of property and equipment of $1.3 billion and the purchase of consumer loan receivables (net of collections and charge-offs) originated through our PayPal Credit products of $1.0 billion, partially offset by proceeds of $8.5 billion for sales of investments.

The net cash used in investing activities of $6.0 billion in 2013 was due primarily to net cash paid for purchases of investments of $7.5 billion, purchases of property and equipment of $1.3 billion and the purchase of consumer loan receivables (net of collections and charge-offs) originated through our PayPal Credit products of $794 million, partially offset by proceeds of $3.9 billion for sales of investments.

The net cash used in investing activities of $3.8 billion in 2012 was due primarily to net cash paid for purchases of investments of $3.1 billion, purchases of property and equipment of $1.3 billion and the purchase of consumer loan receivables (net of collections) originated through our PayPal Credit products of $727 million, partially offset by proceeds of $1.4 billion for sales of investments.

 Financing Activities

The net cash used in financing activities of $1.0 billion in 2014 was due primarily to cash outflows of $4.7 billion to repurchase common stock and $252 million paid for tax withholdings related to net share settlements of restricted stock units. These cash outflows were partially offset by inflows of $3.5 billion from the issuance of senior notes, $300 million from the issuance of common stock in connection with the exercise of stock options and our employee stock purchase plan, and $115 million in excess tax benefits from stock-based compensation.

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

The net cash provided by financing activities of $2.0 billion in 2012 was due primarily to cash inflows of approximately $3.0 billion from the issuance of senior notes, $483 million from the issuance of common stock in connection with the exercise of stock options and our employee stock purchase plan, and $130 million in excess tax benefits from stock based compensation. These cash inflows were partially offset by outflows of $898 million in cash paid to repurchase our common stock, $550 million for the net repayment of commercial paper, and $186 million in cash paid for tax withholdings related to net share settlements of restricted stock units. We used a portion of the net proceeds from the issuance of our senior notes to repay outstanding commercial paper.

The negative effect of currency exchange rates on cash and cash equivalents during 2014 was due to the strengthening of the U.S. dollar against certain foreign currencies, primarily the Euro and Korean Won. The positive effect of currency exchange rates on cash and cash equivalents during 2013 was due to the weakening of the U.S. dollar against certain foreign currencies, primarily the Euro. The positive effect of currency exchange rates on cash and cash equivalents during 2012 was due to the weakening of the U.S. dollar against certain foreign currencies, primarily the British pound and the Euro.

Stock Repurchases

In June 2012, our Board of Directors authorized a stock repurchase program that provided for the repurchase of up to $2 billion of our common stock, with no expiration from the date of authorization. In January 2014, our Board of Directors authorized an additional $5 billion stock repurchase program, with no expiration from the date of authorization. These stock repurchase programs are intended to offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, are also used to make opportunistic repurchases of our common stock to reduce outstanding share count. Any share repurchases under our stock repurchase programs may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives.

During 2014, we repurchased approximately $4.7 billion of our common stock under our stock repurchase programs. As of December 31, 2014, we had repurchased the full amount of common stock authorized under our June 2012 stock repurchase program and a total of approximately $985 million remained available for further repurchases of our common stock under our January 2014 stock repurchase program.

In addition, in January 2015, our board of directors authorized an additional $2 billion stock repurchase program, with no expiration from the date of authorization. This new stock repurchase program, together with approximately $985 million remaining under our January 2014 stock repurchase program, brings the total repurchase authorization as of January 2015 to approximately $3.0 billion.

We expect, subject to market conditions and other uncertainties, to continue making opportunistic repurchases of our stock. However, our stock repurchase programs may be limited or terminated at any time without prior notice. The timing and actual number of shares repurchased will depend on a variety of factors including corporate and regulatory requirements, price and other market conditions and management’s determination as to the appropriate use of our cash.

Shelf Registration Statement

At December 31, 2014, we had an effective shelf registration statement on file with the Securities and Exchange Commission that allows us to issue various types of debt securities, as well as common stock, preferred stock, warrants, depositary shares representing fractional interest in shares of preferred stock, purchase contracts and units from time to time in one or more offerings. Each issuance under the shelf registration statement will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. The registration statement does not limit the amount of securities that may be issued thereunder. Our ability to issue securities is subject to market conditions and other factors including, in the case of our debt securities, our credit ratings and compliance with the covenants in our credit agreement.

In July 2014, we issued $3.5 billion of senior unsecured notes, or senior notes, in an underwritten public offering. These senior notes remain outstanding and consist of $450 million aggregate principal amount of floating rate notes due 2017, $400 million aggregate principal amount of floating rate notes due 2019, $1.15 billion aggregate principal amount of 2.2% notes due 2019, $750 million aggregate principal amount of 2.875% notes due 2021 and $750 million aggregate principal amount of 3.45% notes due 2024. These funds were used for general corporate purposes, including, among other things, the repayment of outstanding commercial paper borrowings during 2014.

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

We previously issued senior notes in underwritten public offerings, of which $250 million aggregate principal amount of 0.70% notes due 2015, $1 billion aggregate principal amount of 1.35% notes due 2017, $1 billion aggregate principal amount of 2.60% notes due 2022, $750 million aggregate principal amount of 4.00% notes due 2042, $600 million aggregate principal amount of 1.625% notes due 2015 and $500 million aggregate principal amount of 3.250% notes due 2020 remained outstanding as of December 31, 2014.

The indenture pursuant to which the senior notes were issued includes customary covenants that, among other things and subject to exceptions, limit our ability to incur, assume or guarantee debt secured by liens on specified assets or enter into sale and lease-back transactions with respect to specified properties, and also includes customary events of default.

Commercial Paper

We have a $2 billion commercial paper program pursuant to which we may issue commercial paper notes with maturities of up to 397 days from the date of issue in an aggregate principal amount of up to $2 billion at any time outstanding. As of December 31, 2014, there were no commercial paper notes outstanding. We have in the past used proceeds from the issuance of commercial paper notes for general corporate purposes, including funding share repurchases. We may elect, subject to market conditions, to issue additional commercial paper notes from time to time in the future.

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

As of December 31, 2014, no borrowings or letters of credit were outstanding under our $3 billion credit agreement. As described above, we have an up to $2 billion commercial paper program and we maintain $2 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due. As a result, at December 31, 2014, $1 billion of borrowing capacity was available for other purposes permitted by the credit agreement.

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

We were in compliance with all covenants in our outstanding debt instruments for the period ended December 31, 2014.

Other Indebtedness

In addition to the debt described above, as of December 31, 2014, we had $19 million of borrowings outstanding under our overdraft facilities.

Credit Ratings

As of January 1, 2014, our long-term debt and short-term funding were rated investment grade by Standard and Poor's Financial Services, LLC (long-term rated A, short-term rated A-1, with a stable outlook), Moody's Investor Service (long-term rated A2, short-term rated P-1, with a stable outlook), and Fitch Ratings, Inc. (long-term rated A, short-term rated F1, with a stable outlook). Following the September 2014 announcement of our planned separation of our PayPal business, Standard and Poor's Financial Services, LLC and Moody's Investor Service placed our long-term debt and short-term funding ratings under review with negative implications, while Fitch Ratings, Inc. downgraded our long-term debt from A to A- and short-term funding from F1 to F2, retaining our investment grade status, and has also placed those ratings under review with negative implications. We did not experience any material operational, funding, or liquidity impacts from this rating downgrade. We expect that these credit rating agencies will continue to monitor developments in our planned separation of PayPal, including the capital structure for each company after separation, which could result in additional downgrades.

Our borrowing costs depend, in part, on our credit ratings and because downgrades would likely increase our borrowing costs we disclose these ratings to enhance the understanding of the effects of our ratings on our costs of funds. In addition, to assist PayPal in our planned separation we are currently working with credit rating agencies to obtain separate credit ratings for PayPal and we believe that immediately following separation both eBay and PayPal will be rated investment grade.

Commitments and Contingencies

As of December 31, 2014, approximately $20.2 billion of unused credit was available to PayPal Credit accountholders. While this amount represents the total unused credit available, we have not experienced, and do not anticipate, that all of our PayPal Credit accountholders will access their entire available credit at any given point in time. In addition, the individual lines of credit that make up this unused credit are subject to periodic review and termination by the chartered financial institutions that are the issuer of PayPal Credit products based on, among other things, account usage and customer creditworthiness. When a consumer makes a purchase using a PayPal Credit products, the chartered financial institution extends credit to the consumer, funds the extension of credit at the point of sale and advances funds to the merchant. We subsequently purchase the consumer receivables related to the consumer loans and as result of that purchase, bear the risk of loss in the event of loan defaults. However, we subsequently sell a participation interest in the entire pool of consumer loans to the chartered financial institution that extended the consumer loans. Although the chartered financial institution continues to own the customer accounts, we own and bear the risk of loss on the related consumer receivables, less the participation interest held by the chartered financial institution, and PayPal is responsible for all servicing functions related to the customer account balances. As of December 31, 2014, the total outstanding principal balance of this pool of consumer loans was $3.7 billion, of which the chartered financial institution owns a participation interest of $163 million, or 4.4% of the total outstanding balance of consumer receivables at that date.

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

Payments Due During the Year Ending December 31,	Debt	Leases	Purchase Obligations	Total
	(In millions)
2015	1,026	113	275	1,414
2016	164	96	58	318
2017	1,613	83	55	1,751
2018	148	63	43	254
2019	1,697	42	7	1,746
Thereafter	4,708	52	3	4,763
	9,356	449	441	10,246

The significant assumptions used in our determination of amounts presented in the above table are as follows:

•
Debt amounts include the principal and interest amounts of the respective debt instruments. For additional details related to our debt, please see “Note 10 – Debt” to the consolidated financial statements included in this report. This table does not reflect any amounts payable under our $3 billion revolving credit facility or $2 billion commercial paper program, for which no borrowings were outstanding as of December 31, 2014.

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

As we are unable to reasonably predict the timing of settlement of liabilities related to unrecognized tax benefits, net, the table does not include $410 million of such non-current liabilities included in deferred and other tax liabilities recorded on our consolidated balance sheet as of December 31, 2014.

Liquidity and Capital Resource Requirements

At December 31, 2014, we had assets classified as cash and cash equivalents, as well as short and long-term non-equity investments, in an aggregate amount of $14.6 billion, compared to $12.8 billion at December 31, 2013. At December 31, 2014, this amount included assets held in certain of our foreign operations totaling approximately $10.1 billion. If these assets were distributed to the U.S., we may be subject to additional U.S. taxes in certain circumstances. As described under “--Provision for Income Taxes” above, during 2014, we accrued deferred taxes of approximately $3.0 billion on $9.0 billion of undistributed foreign earnings of certain of our foreign subsidiaries for 2013 and prior years that we no longer intend to indefinitely reinvest in our international operations, which is consistent with our capital allocation strategy. Based on the December 31, 2014 foreign exchange rate, these amounts have been revalued at $8.2 billion of undistributed foreign earnings and $2.8 billion of accrued deferred taxes. As of December 31, 2014, we had not repatriated any of these undistributed foreign earnings to the U.S. and, as a result, we have not yet paid U.S. tax on any portion of those earnings. However, to the extent that we repatriate these earnings to the U.S., we will be required to pay U.S. income and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs. To the extent we repatriate this $8.2 billion of undistributed foreign earnings, we estimate, based on current tax rates, that it would increase our U.S. cash by approximately $5.4 billion, net of related tax.

We actively monitor all counterparties that hold our cash and cash equivalents and non-equity investments, focusing primarily on the safety of principal and secondarily on improving yield on these assets. We diversify our cash and cash equivalents and investments among various counterparties in order to reduce our exposure should any one of these counterparties fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments; however, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets. At any point in time we have funds in our operating accounts and customer accounts that are deposited and invested with third party financial institutions.

We currently fund the expansion of the PayPal Credit portfolio of loan receivables with domestic and international cash resources and borrowings. To the extent that our PayPal Credit or other credit products become more widely available through improved and more comprehensive product integrations with eBay, PayPal and other channels, and as we further promote PayPal Credit or other credit products, customer adoption and usage of such products may expand. Any resulting growth in the portfolio of PayPal Credit or other loan receivables would increase our liquidity needs and any failure to meet those liquidity needs could adversely affect the PayPal Credit products.

In June 2014, we agreed, subject to certain conditions, that PayPal, one of its affiliates or a third party partner will purchase a portfolio of consumer loan receivables relating to the customer accounts arising out of our current credit program agreement with Synchrony (formerly GE Capital Retail Bank) for a price based on the book value of the consumer loan receivables portfolio at the time of the purchase (expected to be October 2016), subject to certain adjustments and exclusions. As of December 31, 2014, Synchrony had a net receivables portfolio under the credit program agreement of approximately $1.5 billion.

We believe that our existing cash, cash equivalents and short-term and long-term investments, together with cash expected to be generated from operations, borrowings available under our credit agreement and commercial paper program, and our access to capital markets, will be sufficient to fund our operating activities, anticipated capital expenditures, PayPal Credit portfolio of loan receivables and stock repurchases for the foreseeable future.

Off-Balance Sheet Arrangements

As of December 31, 2014, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

We have various cash pooling arrangements with financial institutions for cash management purposes. These arrangements allow for cash withdrawals from these financial institutions based upon our aggregate operating cash balances held within the same financial institution (“Aggregate Cash Deposits”). These arrangements also allow us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by these financial institutions as a basis for calculating our net interest expense or income under these arrangements. As of December 31, 2014, we had a total of $7.2 billion in cash withdrawals offsetting our $7.2 billion in Aggregate Cash Deposits held within these financial institutions under these cash pooling arrangements.

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

PayPal Separation

As disclosed above, in September 2014 we announced our plan to separate PayPal into an independent publicly traded company. We expect to complete the separation in the second half of 2015. In connection with this action we are undertaking capital structure planning for each company. We are working to ensure that each separate business is well capitalized with financial flexibility to pursue their strategic priorities. We have not accrued U.S. income and applicable foreign withholding taxes on the unremitted foreign earnings that we currently plan to indefinitely reinvest. These plans may change as a result of our capital structure planning. Changes made to our capital structure in preparation for the separation may impact the amount indefinitely reinvested or the tax consequences of repatriating foreign earnings. Such a change in either would impact the amount of tax accrued on unremitted foreign earnings, which could change the amount of cash available for each separate entity.

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

The following table illustrates the provision for transaction and loan losses as a percentage of net revenues for 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(In millions, except percentages)
Net revenues	$17,902	$16,047	$14,072
Provision for transaction and loan losses	$958	$791	$580
Provision for transaction and loan losses as a % of net revenues	5.4%	4.9%	4.1%

Determining appropriate allowances for these losses is an inherently uncertain process and is subject to numerous estimates and judgments, and ultimate losses may vary from the current estimates. We regularly update our allowance estimates as new facts become known and events occur that may impact the settlement or recovery of losses. The allowances are maintained at a level we deem appropriate to adequately provide for losses incurred at the balance sheet date. An aggregate 50 basis point deviation from our provision for transaction and loan losses as a percentage of net revenues would have resulted in an increase or decrease in operating income of approximately $90 million in 2014, resulting in an approximate $0.05 change in diluted earnings per share.

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

Accounting for Income Taxes

Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective government taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties. We review our tax positions quarterly and adjust the balances as new information becomes available. Our income tax rate is significantly affected by the tax rates that apply to our foreign earnings. In addition to local country tax laws and regulations, our income tax rate depends on the extent that our earnings are indefinitely reinvested outside the U.S. Indefinite reinvestment is determined by management's judgment about and intentions concerning our future operations. At December 31, 2014, $7.9 billion of earnings had been indefinitely reinvested outside the U.S., primarily in active non-U.S. business operations. We do not intend to repatriate these earnings to fund U.S. operations and, accordingly, we do not provide for U.S. federal income and foreign withholding tax on these earnings.

Deferred tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely heavily on estimates that are based on a number of factors, including our historical experience and short-range and long-range business forecasts. At December 31, 2014, we had a valuation allowance on certain loss carryforwards based on our assessment that it is more likely than not that the deferred tax asset will not be realized.

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

The following table illustrates our effective tax rates for 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(In millions, except percentages)
Provision for income taxes	$3,485	$610	$475
As a % of income before income taxes	99%	18%	15%

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

Based on our results for the year ended December 31, 2014, a one-percentage point change in our provision for income taxes as a percentage of income before taxes would have resulted in an increase or decrease in the provision of approximately $35 million, resulting in an approximate $0.03 change in diluted earnings per share.

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

At December 31, 2014, our goodwill totaled $9.1 billion and our identifiable intangible assets, net totaled $564 million. We assess the impairment of goodwill of our reporting units annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit's carrying value is compared to its fair value. The fair values of the reporting units are estimated using market and discounted cash flow approaches. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The discounted cash flow approach uses expected future operating results. The market approach uses comparable company information to determine revenue and earnings multiples to value our reporting units. Failure to achieve these expected results or market multiples may cause a future impairment of goodwill at the reporting unit. We conducted our annual impairment test of goodwill as of August 31, 2014 and 2013. As of December 31, 2014, we determined that no impairment of the carrying value of goodwill for any reporting units was required. See “Note 4 - Goodwill and Intangible Assets” to the consolidated financial statements included in this report.

Stock-Based Compensation

We measure and recognize stock-based compensation expense based on the fair value measurement for all share-based payment awards made to our employees and directors, including employee stock options, employee stock purchases and restricted stock awards, over the service period for awards expected to vest. Stock-based compensation expense recognized for 2014, 2013 and 2012 was $675 million, $609 million and $488 million, respectively. See “Note 15 - Stock-Based and Employee Savings Plans” to the consolidated financial statements included in this report.

We calculated the fair value of each restricted stock award based on our stock price on the date of grant. We calculated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. The determination of fair value of stock option awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of additional variables described below. The use of a Black-Scholes model requires extensive actual employee exercise behavior data and a number of assumptions, including expected life, expected volatility, risk-free interest rate and dividend yield. As a result, future stock-based compensation expense may differ from our historical amounts. The weighted-average grant-date fair value of stock options granted during 2014, 2013 and 2012 was $13.59, $15.39 and $11.21 per share, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	Year Ended December 31,
	2014	2013	2012
Risk-free interest rate	1.2%	0.6%	0.7%
Expected life (in years)	4.1	4.1	4.0
Dividend yield	—%	—%	—%
Expected volatility	29%	34%	38%
Our computation of expected volatility for 2014, 2013 and 2012 was based on a combination of historical and market-based implied volatility from traded options on our stock. Our computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award was based on the U.S. Treasury yield curve in effect at the time of grant. The estimation of awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating forfeitures, including employee class and historical experience.

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

As of December 31, 2014, approximately 40% of our total cash and investment portfolio was held in cash and cash equivalents. As such, changes in interest rates will impact interest income. As discussed below, fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates.

As of December 31, 2013, 100% of the outstanding senior notes issued under our shelf registration statements bore interest at fixed rates. In July 2014, we issued additional senior notes in an aggregate principal amount of $3.5 billion comprised of $850 million of floating rate notes and $2.65 billion of fixed rate notes, as described in the “Shelf Registration Statement and Long-Term Debt” section of "Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations" above. In order to reduce volatility that may result from changes in interest rates, we entered into $2.4 billion of interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with $1.15 billion of our 2.2% senior notes due July 2019, $750 million of our 2.875% senior notes due July 2021, and $500 million of our 3.450% senior notes due July 2024 so that the interest payable on those notes effectively became variable based on LIBOR plus a spread. Further changes in interest rates will impact interest expense on any borrowings under our revolving credit facility, which bear interest at floating rates, and the interest rate on any commercial paper borrowings we make and any debt securities we may issue in the future and, accordingly, will impact interest expense or cost of net revenues (or both).

As of December 31, 2014, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. For additional details related to our investment activities, please see "Note 6 - Investments" to the consolidated financial statements included in this report.

Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate investment securities may be adversely impacted due to a rise in interest rates. In general, fixed-rate securities with longer maturities are subject to greater interest-rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest-rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease and may also suffer a decline in market value if interest rates increase. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if securities are sold that have declined in market value due to changes in interest rates. As of December 31, 2014, the balance of our government bond and corporate debt security portfolio was $8.1 billion, which represented approximately 51% of our total cash and investment portfolio. As of December 31, 2014, our government bond and corporate debt security portfolio earned an average pretax yield of approximately 1.21%, with a weighted average maturity of 22 months and a weighted average remaining duration of approximately 15 months. If interest rates at the end of the year were 100 basis points higher (lower), the fair market value of our total fixed-income investment portfolio as of December 31, 2014 could have decreased (increased) by approximately $103 million.

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

As of December 31, 2014, our cost and equity method investments totaled $225 million, which represented approximately 1% of our total cash and investment portfolio and were primarily related to equity method investments in privately held companies. We review our investments for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value is other-than-temporary. Our analysis includes a review of recent operating results and trends, recent sales/acquisitions of the securities in which we have invested and other publicly available data.

Equity Price Risk

We are exposed to equity price risk on marketable equity instruments due to market volatility. At December 31, 2014, the total fair value of our marketable equity instruments (primarily related to our equity holdings in MercadoLibre) was $1.0 billion, which represented approximately 7% of our total cash and investment portfolio.

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

We have a foreign exchange exposure management program designed to identify material foreign currency exposures, manage these exposures and reduce the potential effects of currency fluctuations on our reported consolidated cash flows and results of operations through the purchase of foreign currency exchange contracts. These foreign currency exchange contracts are accounted for as derivative instruments; for additional details related to our derivative instruments, please see “Note 8 – Derivative Instruments” to the consolidated financial statements included in this report.

European Debt Exposures

We actively monitor our exposure to the European markets, including the impact of sovereign debt issues associated with Cyprus, Greece, Ireland, Italy, Portugal and Spain. As of December 31, 2014, we did not have any direct investments in the sovereign debt of these countries or in debt securities issued by corporations or financial institutions organized in these countries. We maintain a small number of operating bank accounts with Spanish, Italian and Portuguese banks that have balances that we do not consider material.

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
Management's Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.
The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.

ITEM 9B: OTHER INFORMATION
Not applicable.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference from our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2014.
Code of Ethics, Governance Guidelines and Committee Charters
We have adopted a Code of Business Conduct and Ethics that applies to all eBay employees and directors. We have also adopted a Code of Ethics for Senior Financial Officers that applies to our senior financial officers, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics for Senior Financial Officers is included in our Code of Business Conduct and Ethics posted on our website at http://investor.ebayinc.com/corporate-governance.cfm. We will post any amendments to or waivers from the Code of Ethics for Senior Financial Officers at that location.
We have also adopted Governance Guidelines for the Board of Directors and a written committee charter for each of our Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee. Each of these documents is available on our website at http://investor.ebayinc.com/corporate-governance.cfm.

ITEM 11: EXECUTIVE COMPENSATION
Incorporated by reference from our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2014.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2014.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2014.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2014.

PART IV

Item 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements:
Page Number
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheet	F-2
Consolidated Statement of Income	F-3
Consolidated Statement of Other Comprehensive Income	F-4
Consolidated Statement of Stockholders' Equity	F-5
Consolidated Statement of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-7

2. Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts	F-45
All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

3. Exhibits Required by Item 601 of Regulation S-K
The information required by this Item is set forth in the Index of Exhibits that follows the signature page of this Annual Report.	F-48

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of eBay Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of eBay Inc. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 5, 2015

PART II: FINANCIAL INFORMATION

Item 8:	Financial Statements
eBay Inc.
CONSOLIDATED BALANCE SHEET

	December 31, 2014	December 31, 2013
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$6,328	$4,494
Short-term investments	3,770	4,531
Accounts receivable, net	797	899
Loans and interest receivable, net	3,600	2,789
Funds receivable and customer accounts	10,545	9,260
Other current assets	1,491	1,310
Total current assets	26,531	23,283
Long-term investments	5,777	4,971
Property and equipment, net	2,902	2,760
Goodwill	9,094	9,267
Intangible assets, net	564	941
Other assets	264	266
Total assets	$45,132	$41,488
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$850	$6
Accounts payable	401	309
Funds payable and amounts due to customers	10,545	9,260
Accrued expenses and other current liabilities	5,393	2,799
Deferred revenue	188	158
Income taxes payable	154	107
Total current liabilities	17,531	12,639
Deferred and other tax liabilities, net	792	841
Long-term debt	6,777	4,117
Other liabilities	126	244
Total liabilities	25,226	17,841
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock, $0.001 par value; 3,580 shares authorized; 1,224 and 1,294 shares outstanding	2	2
Additional paid-in capital	13,887	13,031
Treasury stock at cost, 384 and 296 shares	(14,054)	(9,396)
Retained earnings	18,900	18,854
Accumulated other comprehensive income	1,171	1,156
Total stockholders' equity	19,906	23,647
Total liabilities and stockholders' equity	$45,132	$41,488

The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2014	2013	2012
	(In millions, except per share amounts)
Net revenues	$17,902	$16,047	$14,072
Cost of net revenues	5,732	5,036	4,216
Gross profit	12,170	11,011	9,856
Operating expenses:
Sales and marketing	3,587	3,060	2,913
Product development	2,000	1,768	1,573
General and administrative	1,843	1,703	1,567
Provision for transaction and loan losses	958	791	580
Amortization of acquired intangible assets	268	318	335
Total operating expenses	8,656	7,640	6,968
Income from operations	3,514	3,371	2,888
Interest and other, net	17	95	196
Income before income taxes	3,531	3,466	3,084
Provision for income taxes	(3,485)	(610)	(475)
Net income	$46	$2,856	$2,609
Net income per share:
Basic	$0.04	$2.20	$2.02
Diluted	$0.04	$2.18	$1.99
Weighted average shares:
Basic	1,251	1,295	1,292
Diluted	1,262	1,313	1,313

The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Net income	$46	$2,856	$2,609
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation gain (loss)	(323)	208	337
Unrealized gains (losses) on investments, net	108	234	99
Tax (expense) benefit on unrealized gains (losses) on investments, net	(37)	(93)	(6)
Unrealized gains (losses) on hedging activities, net	274	(51)	(127)
Tax (expense) benefit on unrealized gains (losses) on hedging activities, net	(7)	2	4
Other comprehensive income (loss), net of tax	15	300	307
Comprehensive income	$61	$3,156	$2,916

The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Common stock:
Balance, beginning of year	$2	$2	$2
Common stock issued	—	—	—
Common stock repurchased/forfeited	—	—	—
Balance, end of year	2	2	2
Additional paid-in-capital:
Balance, beginning of year	13,031	12,062	11,145
Common stock and stock-based awards issued and assumed	46	173	312
Stock-based compensation	693	572	488
Stock-based awards tax impact	117	224	117
Non-controlling interests	—	—	—
Balance, end of year	13,887	13,031	12,062
Treasury stock at cost:
Balance, beginning of year	(9,396)	(8,053)	(7,155)
Common stock repurchased	(4,658)	(1,343)	(898)
Balance, end of year	(14,054)	(9,396)	(8,053)
Retained earnings:
Balance, beginning of year	18,854	15,998	13,389
Net income	46	2,856	2,609
Balance, end of year	18,900	18,854	15,998
Accumulated other comprehensive income:
Balance, beginning of year	1,156	856	549
Change in unrealized gains on investments	108	234	99
Change in unrealized gains (losses) on cash flow hedges	274	(51)	(127)
Foreign currency translation adjustment	(323)	208	335
Tax benefit (provision) on above items	(44)	(91)	—
Balance, end of year	1,171	1,156	856
Total stockholders' equity	$19,906	$23,647	$20,865
Number of Shares:
Common stock:
Balance, beginning of year	1,294	1,294	1,286
Common stock issued	18	25	30
Common stock repurchased/forfeited	(88)	(25)	(22)
Balance, end of year	1,224	1,294	1,294
The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Cash flows from operating activities:
Net income	$46	$2,856	$2,609
Adjustments:
Provision for transaction and loan losses	958	791	580
Depreciation and amortization	1,490	1,400	1,200
Stock-based compensation	675	609	488
Deferred income taxes	2,808	(31)	(35)
Excess tax benefits from stock-based compensation	(115)	(201)	(130)
Gain on sale of equity investments	—	(75)	—
Gain on divestiture of businesses	—	—	(118)
Changes in assets and liabilities, net of acquisition effects
Accounts receivable	16	(123)	(207)
Other current assets	(183)	(378)	(310)
Other non-current assets	14	(108)	(96)
Accounts payable	87	7	(16)
Accrued expenses and other liabilities	(347)	(3)	(164)
Deferred revenue	30	20	28
Income taxes payable and other tax liabilities	198	231	9
Net cash provided by operating activities	5,677	4,995	3,838
Cash flows from investing activities:
Purchases of property and equipment	(1,271)	(1,250)	(1,257)
Changes in principal loans receivable, net	(1,020)	(794)	(727)
Purchases of investments	(8,834)	(7,505)	(3,128)
Maturities and sales of investments	8,524	3,943	1,421
Acquisitions, net of cash acquired	(59)	(869)	(143)
Repayment of note receivable and sale of related equity investments	—	485	—
Proceeds from divested business, net of cash disposed	—	—	144
Other	(13)	(22)	(73)
Net cash used in investing activities	(2,673)	(6,012)	(3,763)
Cash flows from financing activities:
Proceeds from issuance of common stock	300	437	483
Repurchases of common stock	(4,658)	(1,343)	(898)
Excess tax benefits from stock-based compensation	115	201	130
Tax withholdings related to net share settlements of restricted stock awards and units	(252)	(267)	(186)
Proceeds from issuance of long-term debt, net	3,482	—	2,976
Repayments under commercial paper program	—	—	(550)
Repayment of debt	—	(400)	—
Funds receivable and customer accounts, net	(1,285)	(1,149)	(4,126)
Funds payable and amounts due to customers, net	1,285	1,149	4,126
Other	(9)	18	(4)
Net cash (used in) provided by financing activities	(1,022)	(1,354)	1,951
Effect of exchange rate changes on cash and cash equivalents	(148)	48	100
Net increase (decrease) in cash and cash equivalents	1,834	(2,323)	2,126
Cash and cash equivalents at beginning of period	4,494	6,817	4,691
Cash and cash equivalents at end of period	$6,328	$4,494	$6,817
Supplemental cash flow disclosures:
Cash paid for interest	$99	$99	$15
Cash paid for income taxes	$343	$466	$789
The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – The Company and Summary of Significant Accounting Policies

The Company

We are a global technology company that enables commerce through three reportable segments: Marketplaces, Payments and Enterprise. Our Marketplaces segment includes our eBay.com platform and its localized counterparts and our other online platforms, such as our online classifieds sites and StubHub. Our Payments segment is comprised of our PayPal business. Our Enterprise segment includes our Magento business and provides commerce technologies, omnichannel operations and marketing solutions for merchants of all sizes that operate in general merchandise categories.
On September 30, 2014, we announced that our Board of Directors, following a strategic review of our growth strategies and structure, has approved a plan to separate PayPal (consisting of our Payments segment) into an independent publicly traded company. We expect to complete the transaction as a tax-free spin-off in the second half of 2015, subject to market, regulatory, and certain other conditions. We also announced that Dan Schulman has been appointed as President of PayPal and CEO-designee of the standalone PayPal company following separation, and that Devin Wenig, currently president of eBay Marketplaces, will become CEO of eBay following separation.
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

Principles of consolidation and basis of presentation

The accompanying financial statements are consolidated and include the financial statements of eBay Inc., our wholly and majority-owned subsidiaries and variable interest entities ("VIE") where we are the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. Minority interests are recorded as a noncontrolling interest. A qualitative approach is applied to assess the consolidation requirement for VIEs. Investments in entities where we hold at least a 20% ownership interest and have the ability to exercise significant influence, but not control, over the investee are accounted for using the equity method of accounting. For such investments, our share of the investees' results of operations is included in interest and other, net and our investment balance is included in long-term investments. Investments in entities where we hold less than a 20% ownership interest are generally accounted for using the cost method of accounting, and our share of the investees' results of operations is included in our consolidated statement of income to the extent dividends are received.

We have evaluated all subsequent events through the date the financial statements were issued. We have disclosed material subsequent events in "Note 20 - Subsequent Events."

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

Our marketing services revenues, included in all of our segments, are derived principally from the sale of advertisements, revenue sharing arrangements, classifieds fees, marketing service fees and lead referral fees. Our advertising revenues are derived principally from the sale of online advertisements. The duration of our advertising contracts has ranged from one week to five years, but is generally one week to one year. Advertising revenues on contracts are recognized as “impressions” (i.e., the number of times that an advertisement appears in pages viewed by users of our websites) are delivered, or as “clicks” (which are generated each time users on our websites click through our advertisements to an advertiser's designated website) are provided to advertisers. For contracts with minimum monthly or quarterly advertising commitments where the fee and commitments are fixed throughout the term, we recognize revenue ratably over the term of the agreement. Some of our advertising contracts consist of multiple elements which generally include a blend of various impressions and clicks as well as other marketing deliverables. Where neither vendor-specific objective evidence nor third-party evidence of selling price exists, we use management's best estimate of selling price (BESP) to allocate arrangement consideration on a relative basis to each element. BESP is generally based on the selling prices of the various elements when they are sold to customers of a similar nature and geography on a stand-alone basis or estimated stand-alone pricing when the element has not previously been sold on a stand-alone basis. These estimates are generally based on pricing strategies, market factors and strategic objectives. Revenues related to revenue sharing arrangements are recognized based on revenue reports received from our partners, provided that collectability is reasonably assured. Revenues related to fees for listing items on our classified websites are recognized over the estimated period of the classified listing. Lead referral fee revenue is generated from lead referral fees based on the number of times users click through to a merchant's website from our websites. Lead referral fees are recognized in the period in which a user clicks through to the merchant's website.

Our other revenues are derived principally from contractual arrangements with third parties that provide services to our users and interest and fees earned on the PayPal Credit portfolio of loan receivables. Revenues from contractual arrangements with third parties are recognized as the contracted services are delivered to end users. Interest and fees earned on the PayPal Credit portfolio of loan receivables are computed and recognized based on contractual interest and fee rates, and are net of any required reserves and amortization of deferred origination costs.

To drive traffic to our websites, we provide incentives to our users in the form of coupons and buyer and seller rewards. These incentives are generally treated as reductions in revenue.

Internal use software and website development costs

Direct costs incurred to develop software for internal use and website development costs are capitalized and amortized over an estimated useful life of one to five years. During the years ended December 31, 2014 and 2013, we capitalized costs, primarily related to labor and stock-based compensation, of $395 million and $375 million, respectively. Amortization of previously capitalized amounts was $277 million, $228 million and $184 million for 2014, 2013 and 2012, respectively. Costs related to the design or maintenance of internal use software and website development are expensed as incurred.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising expense

We expense the costs of producing advertisements at the time production occurs and expense the cost of communicating advertisements in the period during which the advertising space or airtime is used, in each case as sales and marketing expense. Internet advertising expenses are recognized based on the terms of the individual agreements, which are generally over the greater of the ratio of the number of impressions delivered over the total number of contracted impressions, on a pay-per-click basis, or on a straight-line basis over the term of the contract. Advertising expense totaled $1.3 billion, $1.0 billion and $1.1 billion for the years ended December 31, 2014, 2013 and 2012, respectively.

Stock-based compensation

We have equity incentive plans under which we grant equity awards, including stock options, restricted stock units, performance-based restricted stock units, and performance share units, to our directors, officers and employees. We primarily issue restricted stock units. We determine compensation expense associated with restricted stock units based on the fair value of our common stock on the date of grant. We determine compensation expense associated with stock options based on the estimated grant date fair value method using the Black-Scholes valuation model. We generally recognize compensation expense using a straight-line amortization method over the respective vesting period for awards that are ultimately expected to vest. Accordingly, stock-based compensation expense for 2014, 2013 and 2012 has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures. We recognize a benefit from stock-based compensation in equity to the extent that an incremental tax benefit is realized by following the ordering provisions of the tax law. In addition, we account for the indirect effects of stock-based compensation on the research tax credit and the foreign tax credit through our consolidated statement of income.

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

Allowance for doubtful accounts and authorized credits

We record our allowance for doubtful accounts based upon our assessment of various factors. We consider historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions and other factors that may affect our customers' ability to pay. The allowance for doubtful accounts and authorized credits was $102 million and $106 million at December 31, 2014 and 2013, respectively.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loans and interest receivable, net

Loans and interest receivable primarily represent purchased consumer receivables arising from loans made by a partner chartered financial institution to individual consumers in the U.S. to purchase goods and services through our PayPal Credit products. The terms of the consumer relationship require us to submit monthly bills to the consumer detailing loan repayment requirements. The terms also allow us to charge the consumer interest and fees in certain circumstances. Due to the relatively small dollar amount of individual loans and interest receivable, we do not require collateral on these balances.

As part of the arrangement with the partner chartered financial institution, we sell a participation interest in the entire pool of consumer receivables outstanding to the same financial institution. We apply a control-oriented, financial-components approach and account for the asset transfer as a sale and derecognize the portion of participation interest for which control has been surrendered. We do not recognize any gains or losses on the sale of the participating interest as the carrying amount of the participating interest sold approximates the fair value at time of transfer. Participating interest that is retained are included in loans and interest receivable and are accounted for at amortized cost, net of an allowance for loan losses. We maintain the servicing rights for the entire pool of consumer receivables outstanding and receive a fee approximating fair value for servicing the assets underlying the participating interest sold.

Allowance for loans and interest receivable

The allowance for loans and interest receivable represents management's estimate of probable losses inherent in our PayPal Credit portfolio of loan receivables. The provision related to the principal is included in provision for transaction and loan losses and the provision related to the interest is recorded as a reduction of marketing services and other revenue. Management's evaluation of probable losses is subject to judgments and numerous estimates, including forecasted principal balance delinquency rates ("roll rates"). Roll rates are the percentage of balances that we estimate will migrate from one stage of delinquency to the next based on our historical experience, as well as external factors such as estimated bankruptcies and levels of unemployment. The roll rates are applied to principal and interest balances for each stage of delinquency, from current to 180 days past due, in order to estimate the loans and interest receivable that are probable to be charged off by the end of 180 days. The purchased consumer receivables are considered to be of one segment and one class.

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

Customer accounts and amounts due to customers

Customer accounts and amounts due to customers relate to our Payments segment and based on differences in regulatory requirements and commercial law in the jurisdictions where PayPal operates, PayPal holds customer balances either as direct claims against PayPal or as an agent or custodian on behalf of PayPal's customers. Customer balances held by PayPal as an agent or custodian on behalf of its customers are not reflected on our consolidated balance sheet, while customer balances held as direct claims against PayPal are reflected on our consolidated balance sheet as a liability classified as amounts due to customers. At December 31, 2014 and 2013, PayPal held all customer balances (both in the U.S. and internationally) as direct claims against PayPal. Further, various jurisdictions where PayPal operates requires us to hold eligible liquid assets, as defined by the regulators in these jurisdictions, equal to at least 100% of the aggregate amount of all customer balances. Therefore, we use the assets underlying the customer balances to meet these regulatory requirements and separately classify the assets as customer accounts in our consolidated balance sheets. We do not commingle the assets underlying the customer balances with corporate funds and separately maintain these assets in interest and non-interest bearing bank deposits, time deposits and U.S. and foreign government and agency securities. We classify the assets underlying the customer balances as current based on their purpose and availability to fulfill our direct obligation under amounts due to customers.

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

We elect to account for certain customer accounts, including foreign-currency denominated available-for-sale investments, under the fair value option. The changes in fair value related to initial measurement and subsequent changes in fair value are included in earnings as a component of interest and other, net.

Certain time deposits are classified as held to maturity and recorded at amortized cost. Our equity method investments are primarily investments in privately held companies. Our consolidated results of operations include, as a component of interest and other, net, our share of the net income or loss of the equity method investments. Our share of investees' results of operations is not significant for any period presented. Our cost method investments consist of investments in privately held companies and are recorded at cost. Amounts received from our cost method investees were not material to any period presented.

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

Goodwill and intangible assets

Goodwill is tested for impairment at a minimum on an annual basis. Goodwill is tested for impairment at the reporting unit level. A qualitative assessment can be performed to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit's carrying value is compared to its fair value. The fair values of the reporting units are estimated using income and market approaches. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The discounted cash flow method, a form of the income approach, uses expected future operating results and a market participant discount rate. The market approach uses comparable company prices and other relevant information generated by market transactions (either publicly traded entities or merger and acquisitions) to develop pricing metrics to be applied to historical and expected future operating results of our reporting units. Failure to achieve these expected results, changes in the discount rate or market pricing metrics may cause a future impairment of goodwill at the reporting unit. We conducted our annual impairment test of goodwill as of August 31, 2014 and 2013. As a result of this test, we determined that no adjustment to the carrying value of goodwill for any reporting units was required.

Intangible assets consist of purchased customer lists and user base, marketing related, developed technologies and other intangible assets, including patents and contractual agreements. Intangible assets are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from one to eight years. No significant residual value is estimated for intangible assets.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment of long-lived assets

We evaluate long-lived assets (including intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate. In 2014, 2013 and 2012, no impairment was noted.

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

Derivative instruments

We use derivative financial instruments, primarily forwards and swaps, to hedge certain foreign currency and interest rate exposures. We may also use other derivative instruments not designated as hedges, such as forwards used to hedge foreign currency balance sheet exposures. We do not use derivative financial instruments for trading purposes. See “Note 8 - Derivative Instruments” for a full description of our derivative instrument activities and related accounting policies.

Concentration of credit risk

Our cash, cash equivalents, accounts receivable, loans and interest receivable, funds receivable, customer accounts, and derivative instruments are potentially subject to concentration of credit risk. Cash, cash equivalents and customer accounts are placed with financial institutions that management believes are of high credit quality. In addition, funds receivable are generated with financial institutions or credit card companies that management believes are of high credit quality. Our accounts receivable are derived from revenue earned from customers. Our loans and interest receivable are derived from consumer and merchant financing activities for customers. As of December 31, 2014 and 2013, no customer accounted for more than 10% of net loans and interest receivable. In each of the years ended December 31, 2014, 2013 and 2012, no customer accounted for more than 10% of net revenues. Our derivative instruments expose us to credit risk to the extent that our counterparties may be unable to meet the terms of the agreements.

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

In 2014, the FASB issued new guidance related to reporting discontinued operations. This new standard raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The new standard is effective for fiscal

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

years beginning on or after December 15, 2014 and will impact the treatment of our planned tax-free spin-off of PayPal expected to occur in the second half of 2015. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. We are evaluating the impact of adopting this new accounting guidance on our financial statements.

In 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition guidance provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for eBay Inc. beginning January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the impact of adopting this new accounting guidance on our financial statements.

In 2014, the FASB issued new guidance related to development-stage entities. The new standard removes all incremental financial reporting requirements from GAAP for development-stage entities. The accounting standards update also removes an exception provided to development stage entities in consolidations for determining whether an entity is a variable interest entity. As of the first annual period beginning after December 15, 2014, the presentation and disclosure requirements in Topic 915 will no longer be required. The revised consolidation standards are effective one year later, for fiscal years beginning after December 15, 2015. Early adoption is permitted. We are evaluating the impact, if any, of adopting this new accounting guidance on our financial statements.

In 2014, the FASB issued new guidance related to the disclosures around going concern. The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our financial statements.

In 2014, the FASB issued new guidance related to pushdown accounting. The new guidance provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The amendments are effective on November 18, 2014. We adopted this guidance, as required, on November 18, 2014. The adoption of this guidance did not have a material impact on our financial statements.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2 – Net Income Per Share

Basic net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding options and equity incentive awards are reflected in diluted net income per share by application of the treasury stock method. The calculation of diluted net income per share excludes all anti-dilutive common shares. The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
	(In millions, except per share amounts)
Numerator:
Net income	$46	$2,856	$2,609
Denominator:
Weighted average shares of common stock - basic	1,251	1,295	1,292
Dilutive effect of equity incentive awards	11	18	21
Weighted average shares of common stock - diluted	1,262	1,313	1,313
Net income per share:
Basic	$0.04	$2.20	$2.02
Diluted	$0.04	$2.18	$1.99
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	7	4	4

Note 3 – Business Combinations and Divestitures

Our acquisition activity in 2014, 2013 and 2012, was as follows:

2014 Acquisition Activity

During 2014, we completed three acquisitions, all of which are included in our Marketplaces segment, for aggregate purchase consideration of approximately $58 million, consisting primarily of cash. The allocation of the purchase consideration resulted in net liabilities of approximately $1 million, purchased intangible assets of $29 million and goodwill of $30 million. The consolidated financial statements include the operating results of the acquired businesses since the respective dates of the acquisitions. Pro forma results of operations have not been presented because the effect of the acquisitions was not material to our financial results.

2013 Acquisition Activity

Braintree

We completed the acquisition of Braintree on December 19, 2013. We acquired Braintree to accelerate PayPal's growth in mobile payments. We paid total consideration of approximately $713 million, consisting primarily of cash. Based on our allocation of the purchase consideration we recorded approximately $126 million of acquired intangible assets, net liabilities of approximately $32 million and goodwill of approximately $619 million. Acquired intangible assets included customer-related, marketing-related, and technology-based assets, which is consistent with our similar prior acquisitions. Braintree is included in our Payments segment. We generally do not expect goodwill to be deductible for income tax purposes.

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

2013 Divestiture Activity

In conjunction with our acquisition of GSI in 2011, we immediately divested 100 percent of GSI's licensed sports merchandise business and 70 percent of GSI's ShopRunner and RueLaLa businesses (together, the "divested businesses"). The divested businesses were sold for a note receivable with a face value of $467 million. The fair value of the note receivable was determined to be $287 million based on comparable market interest rates and was recorded in other assets in our consolidated balance sheet. The difference between the fair value of the note receivable and the carrying value of the divested businesses resulted in a loss of approximately $257 million. The loss was recorded in interest and other, net in our consolidated statement of income in 2011. The carrying value of our retained stake in the ShopRunner and RueLaLa businesses was approximately $75 million and was recorded in long-term investments. We accounted for our retained interest in the ShopRunner and RueLaLa businesses under the equity method of accounting.

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

Note 4 – Goodwill and Intangible Assets

Goodwill

The following table presents goodwill balances and adjustments to those balances for each of our reportable segments for the years ended December 31, 2014 and 2013:

	December 31, 2012	Goodwill Acquired	Adjustments/Allocations	December 31, 2013	Goodwill Acquired	Adjustments/Disposals	December 31, 2014
	(In millions)
Reportable segments: (1)
Marketplaces	$4,732	$112	$17	$4,861	$30	$(213)	$4,678
Payments	2,519	602	(1)	3,120	—	10	3,130
Enterprise	1,286	—	—	1,286	—	—	1,286
Total Goodwill	$8,537	$714	$16	$9,267	$30	$(203)	$9,094

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1) During the first quarter of 2014, we changed our reportable segments based upon changes in our organizational structure which reflect the integration of our Magento platform into our Enterprise segment. The above table presents recast annual segment activity to reflect the move of our Magento platform into our Enterprise segment. Prior to this change, Magento was reported in corporate and other.

The adjustments to goodwill during the year ended December 31, 2014 were due primarily to foreign currency translation, a measurement period adjustment related to our acquisition of Braintree which closed December 19, 2013 and a change in our reportable segments. Refer to "Note 5 - Segments" for further discussion on the change in our reportable segments. The adjustments to goodwill during the year ended December 31, 2013 were due primarily to foreign currency translation.
We conducted our annual impairment test of goodwill as of August 31, 2014. As of December 31, 2014, we determined that no impairment of the carrying value of goodwill for any reporting units was required.

Intangible Assets

The components of identifiable intangible assets are as follows:

	December 31, 2014				December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
	(In millions, except years)
Intangible assets:
Customer lists and user base	$1,641	$(1,367)	$274	5	$1,653	$(1,213)	$440	5
Marketing related	849	(729)	120	5	780	(677)	103	5
Developed technologies	579	(478)	101	4	554	(401)	153	4
Braintree related (1)	N/A	N/A	N/A	N/A	155	—	155	—
All other	279	(210)	69	4	273	(183)	90	4
	$3,348	$(2,784)	$564		$3,415	$(2,474)	$941

(1) During 2014, we allocated the Braintree intangible assets between customer lists, marketing related and developed technologies intangible assets.

Amortization expense for intangible assets was $376 million, $424 million and $433 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Expected future intangible asset amortization as of December 31, 2014 is as follows (in millions):

Fiscal years:
2015	$306
2016	182
2017	50
2018	22
2019	4
Thereafter	—
$564

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5 – Segments

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize the financial performance of our reportable segments and provide a reconciliation to our consolidated operating results for the periods reflected below:

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Net Revenue
Marketplaces
Net transaction revenues	$6,995	$6,569	$5,834
Marketing services and other revenues	1,822	1,715	1,564
	8,817	8,284	7,398
Payments
Net transaction revenues	7,218	6,096	5,146
Marketing services and other revenues	686	532	428
	7,904	6,628	5,574
Enterprise (1)
Net transaction revenues	985	898	850
Marketing services and other revenues	253	268	271
	1,238	1,166	1,121

Elimination of inter-segment net revenue (2)	(57)	(31)	(21)
Total consolidated net revenue	$17,902	$16,047	$14,072

Operating income (loss)
Marketplaces	$3,327	$3,351	$2,943
Payments	1,835	1,588	1,359
Enterprise	83	72	55
Corporate and other	(1,731)	(1,640)	(1,469)
Total operating income (loss)	$3,514	$3,371	$2,888

(1) During the first quarter of 2014, we changed our reportable segments based upon changes in our organizational structure which reflect the integration of our Magento platform into our Enterprise segment. The above table presents recast annual segment results to reflect the move of our Magento platform into our Enterprise segment. Prior to this change, Magento was reported in corporate and other. The table also presents recast annual segment results to reflect the reclassification of Marketplaces vehicles and real estate revenues from net transaction revenue to marketing services and other revenue.
(2) Represents revenue generated between our reportable segments.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize the allocation of net revenues and long-lived tangible assets based on geography:

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Net revenues:
U.S.	$8,495	$7,712	$6,778
United Kingdom	2,633	2,183	1,889
Germany	2,107	1,930	1,679
Rest of world	4,667	4,222	3,726
Total net revenues	$17,902	$16,047	$14,072

	December 31,
	2014	2013
	(In millions)
Long-lived tangible assets:
U.S.	$2,924	$2,756
International	229	240
Total long-lived tangible assets	$3,153	$2,996
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

Note 6 – Investments
At December 31, 2014 and 2013, the estimated fair value of our short-term and long-term investments classified as available for sale, are as follows:

	December 31, 2014
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Short-term investments:
Restricted cash	$29	$—	$—	$29
Corporate debt securities	2,519	1	(1)	2,519
Government and agency securities	3	—	—	3
Time deposits and other	181	—	—	181
Equity instruments	10	1,028	—	1,038
	$2,742	$1,029	$(1)	$3,770
Long-term investments:
Corporate debt securities	5,319	18	(18)	5,319
Government and agency securities	232	1	—	233
	$5,551	$19	$(18)	$5,552

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2013
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Short-term investments:
Restricted cash	$17	$—	$—	$17
Corporate debt securities	3,525	4	—	3,529
Government and agency securities	43	—	—	43
Time deposits and other	49	—	—	49
Equity instruments	12	881	—	893
	$3,646	$885	$—	$4,531
Long-term investments:
Corporate debt securities	4,409	41	(5)	4,445
Government and agency securities	250	1	—	251
	$4,659	$42	$(5)	$4,696
At December 31, 2014, we held no time deposits classified as held to maturity, compared to $6 million as of December 31, 2013, which were recorded at amortized cost.
We had no material long-term or short-term investments that have been in a continuous unrealized loss position for more than 12 months as of December 31, 2014 and 2013. Refer to "Note 19 - Accumulated Other Comprehensive Income" for amounts reclassified to earnings from unrealized gains and losses.

Our fixed-income investment portfolio consists of corporate debt securities and government and agency securities that have a maximum maturity of nine years. The corporate debt and government and agency securities that we invest in are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As interest rates increase, those securities purchased at a lower yield show a mark-to-market unrealized loss. The unrealized losses are due primarily to changes in credit spreads and interest rates. We expect to realize the full value of all these investments upon maturity or sale. As of December 31, 2014, these securities had a weighted average remaining duration of approximately 15 months. Restricted cash is held primarily in money market funds and interest bearing accounts for letters of credit related primarily to our global sabbatical program and various lease arrangements.
The estimated fair values of our short-term and long-term investments classified as available for sale by date of contractual maturity at December 31, 2014 are as follows:

December 31, 2014
(In millions)
One year or less (including restricted cash of $29)	$2,732
One year through two years	1,550
Two years through three years	2,055
Three years through four years	1,106
Four years through five years	736
Five years through six years	86
Six years through seven years	2
Seven years through eight years	—
Eight years through nine years	17
Nine years through ten years	—
$8,284
Equity and cost method investments
We have made multiple equity and cost method investments which are reported in long-term investments on our consolidated balance sheet. As of December 31, 2014 and 2013, our equity and cost method investments totaled $225 million and $269 million, respectively.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7 – Fair Value Measurement of Assets and Liabilities

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013:

Description	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents	$6,328	$3,917	$2,411
Short-term investments:
Restricted cash	29	29	—
Corporate debt securities	2,519	—	2,519
Government and agency securities	3	—	3
Time deposits	181	—	181
Equity instruments	1,038	1,038	—
Total short-term investments	3,770	1,067	2,703
Funds receivable and customer accounts	4,161	—	4,161
Derivatives	222	—	222
Long-term investments:
Corporate debt securities	5,319	—	5,319
Government and agency securities	233	—	233
Total long-term investments	5,552	—	5,552
Total financial assets	$20,033	$4,984	$15,049

Liabilities:
Derivatives	$29	$—	$29

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Description	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents	$4,494	$4,159	$335
Short-term investments:
Restricted cash	17	17	—
Corporate debt securities	3,529	—	3,529
Government and agency securities	43	—	43
Time deposits	49	—	49
Equity instruments	893	893	—
Total short-term investments	4,531	910	3,621
Funds receivable and customer accounts	3,563	—	3,563
Derivatives	44	—	44
Long-term investments:
Corporate debt securities	4,445	—	4,445
Government and agency securities	251	—	251
Total long-term investments	4,696	—	4,696
Total financial assets	$17,328	$5,069	$12,259

Liabilities:
Derivatives	$151	$—	$151

Our financial assets and liabilities are valued using market prices on both active markets (level 1) and less active markets (level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. The majority of our derivative instruments are valued using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as equity prices, interest rate yield curves, option volatility and currency rates. We did not have any transfers of financial instruments between valuation levels during 2014 or 2013.

Cash and cash equivalents are short-term, highly liquid investments with original or remaining maturities of three months or less when purchased and are comprised primarily of bank deposits, certificates of deposit, money market funds and commercial paper. We had total funds receivable and customer accounts of $10.5 billion as of December 31, 2014, of which approximately $4.2 billion was invested in time deposits and U.S. and foreign government and agency securities. We elect to account for certain customer accounts, including foreign-currency denominated available-for-sale investments, under the fair value option. Election of the fair value option allows us to significantly reduce the accounting asymmetry that would otherwise arise when recognizing foreign exchange gains and losses relating to available-for-sale investments and the corresponding customer liabilities.

In addition, we had cost and equity method investments of approximately $225 million and $269 million included in long-term investments on our consolidated balance sheet at December 31, 2014 and 2013, respectively. Additionally, as of December 31, 2014, we held no time deposits classified as held to maturity, compared to $6 million as of December 31, 2013, which were recorded at amortized cost.

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

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2014 and 2013, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

Other financial instruments, including accounts receivable, loans and interest receivable, accounts payable, funds receivable, certain customer accounts, funds payable and amounts due to customers, are carried at cost, which approximates their fair value because of the short-term nature of these instruments.

Note 8 – Derivative Instruments

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

For our derivative instruments designated as cash flow hedges, the amounts recognized in earnings related to the ineffective portion were not material in each of the periods presented, and we did not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness. As of December 31, 2014, we estimate that $155 million of net derivative gains related to our cash flow hedges included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

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

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Derivative Contracts

The fair value of our outstanding derivative instruments as of December 31, 2014 and 2013 were as follows:

	Balance Sheet Location	December 31, 2014	December 31, 2013
		(In millions)
Derivative Assets:
Foreign exchange contracts designated as cash flow hedges	Other Current Assets	$170	$15
Foreign exchange contracts not designated as hedging instruments	Other Current Assets	30	29
Interest rate contracts designated as fair value hedges	Other Assets	22	N/A
Total derivative assets		$222	$44

Derivative Liabilities:
Foreign exchange contracts designated as cash flow hedges	Other Current Liabilities	$2	$121
Foreign exchange contracts not designated as hedging instruments	Other Current Liabilities	27	30
Total derivative liabilities		$29	$151

Total fair value of derivative instruments		$193	$(107)

Under the master netting agreements with the respective counterparties to our derivative contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis on our consolidated balance sheet. As of December 31, 2014, the potential effect of rights of set-off associated with the foreign exchange contracts would be an offset to both assets and liabilities by $29 million, resulting in a net derivative asset of $171 million and no net derivative liability. We are not required to pledge, nor are we entitled to receive, collateral related to our foreign exchange derivative transactions. As of December 31, 2014, we had neither pledged nor received collateral related to our interest rate derivative transactions.

Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following table summarizes the activity of derivative contracts that qualify for hedge accounting as of December 31, 2014 and 2013, and the impact of these derivative contracts on accumulated other comprehensive income for the years ended December 31, 2014 and 2013:

	December 31, 2013	Amount of gain (loss) recognized in other comprehensive income (effective portion)	Amount of gain (loss) reclassified from accumulated other comprehensive income to net revenue and operating expense (effective portion)	December 31, 2014
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$(106)	238	(36)	$168

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2012	Amount of gain (loss) recognized in other comprehensive income (effective portion)	Amount of gain (loss) reclassified from accumulated other comprehensive income to net revenue and operating expense (effective portion)	December 31, 2013
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$(55)	(65)	(14)	$(106)

Effect of Derivative Contracts on Consolidated Statement of Income

The following table provides the location in our financial statements of the recognized gains or losses related to our foreign exchange derivative instruments:

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Foreign exchange contracts designated as cash flow hedges recognized in net revenues	$(36)	$(4)	$44
Foreign exchange contracts designated as cash flow hedges recognized in operating expenses	—	(9)	16
Foreign exchange contracts not designated as hedging instruments recognized in interest and other, net	8	14	—
Total gain (loss) recognized from foreign exchange derivative contracts in the consolidated statement of income	$(28)	$1	$60

The following table provides the location in our financial statements of the recognized gains or losses related to our interest rate derivative instruments:

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Gain (loss) from interest rate contracts designated as fair value hedges recognized in interest and other, net	$22	N/A	N/A
Gain (loss) from hedged items attributable to hedged risk recognized in interest and other, net	(22)	N/A	N/A
Total gain (loss) recognized from interest rate derivative contracts in the consolidated statement of income	$—	$—	$—

The following table provides the location in our financial statements of the recognized gains or losses related to our other derivative instruments:

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Other contracts not designated as hedging instruments recognized in interest and other, net	—	—	3
Total gain (loss) recognized from other derivative contracts in the consolidated statement of income	$—	$—	$3

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notional Amounts of Derivative Contracts

Derivative transactions are measured in terms of the notional amount, but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. The notional amount is generally not exchanged, but is used only as the basis on which the value of foreign exchange payments under these contracts are determined. The following table provides the notional amounts of our outstanding derivatives:

	December 31,
	2014	2013	2012
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$1,905	$2,294	$2,321
Foreign exchange contracts not designated as hedging instruments	2,538	3,311	4,303
Interest rate contracts designated as fair value hedges	2,400	N/A	N/A
Total	$6,843	$5,605	$6,624

Note 9 – Balance Sheet Components

Property and Equipment

	As of December 31,
	2014	2013
	(In millions)
Property and equipment:
Computer equipment and software	$6,073	$5,179
Land and buildings, including building improvements	943	931
Leasehold improvements	549	512
Furniture and fixtures	350	290
Construction in progress and other	331	208
	8,246	7,120
Accumulated depreciation	(5,344)	(4,360)
	$2,902	$2,760
Total depreciation expense on our property and equipment in the years ended December 31, 2014, 2013 and 2012 totaled $1.1 billion, $976 million and $767 million, respectively.

 Accrued Expenses and Other Current Liabilities

Total compensation and related benefits included in accrued expenses and other current liabilities was $782 million and $672 million for the years ended December 31, 2014 and 2013, respectively.

Note 10 – Debt
The following table summarizes the carrying value of our outstanding debt as of December 31, 2014 and 2013:

	Coupon	Carrying Value as of	Effective	Carrying Value as of	Effective
	Rate	December 31, 2014	Interest Rate	December 31, 2013	Interest Rate
	(In millions, except percentages)
Long-Term Debt
Floating Rate Notes:
Senior notes due 2017	LIBOR plus 0.20%	$450	0.560%	—	—%
Senior notes due 2019	LIBOR plus 0.48%	400	0.811%	—	—%

Fixed Rate Notes:
Senior notes due 2015	0.700%	$—		$250	0.820%
Senior notes due 2015	1.625%	—		599	1.805%
Senior notes due 2017	1.350%	1,000	1.456%	1,000	1.456%
Senior notes due 2019	2.200%	1,148	2.346%	—	—%
Senior notes due 2020	3.250%	498	3.389%	498	3.389%
Senior notes due 2021	2.875%	749	2.993%	—	—%
Senior notes due 2022	2.600%	999	2.678%	999	2.678%
Senior notes due 2024	3.450%	749	3.531%	—	—%
Senior notes due 2042	4.000%	743	4.114%	743	4.114%
Total senior notes		6,736		4,089
Hedge accounting fair value adjustments		22		N/A
Other indebtedness		19		28
Total long-term debt		$6,777		$4,117

Short-Term Debt
Senior notes due 2015	0.700%	250	0.820%	—	—%
Senior notes due 2015	1.625%	600	1.805%	—	—%
Other indebtedness		—		6
Total short-term debt		850		6
Total Debt		$7,627		$4,123
Senior Notes
In July 2014, we issued senior unsecured notes, or senior notes, in an aggregate principal amount of $3.5 billion. These senior notes consist of $450 million aggregate principal amount of floating rate notes due 2017, $400 million aggregate principal amount of floating rate notes due 2019, $1.15 billion aggregate principal amount of 2.2% fixed rate notes due 2019, $750 million aggregate principal amount of 2.875% fixed rate notes due 2021 and $750 million aggregate principal amount of 3.45% fixed rate notes due 2024. The floating rate notes due 2017 bear interest at a floating rate equal to the 3-month LIBOR plus 0.20%. The floating rate notes due 2019 bear interest at a floating rate equal to the 3-month LIBOR plus 0.48%. Interest on the floating rate notes due 2017 is paid quarterly on January 28, April 28, July 28 and October 28 of each year. Interest on the floating rate notes due 2019 is paid quarterly on February 1, May 1, August 1 and November 1 of each year. Interest on the fixed rate notes due 2019, 2021 and 2024 is payable semi-annually on February 1 and August 1. The floating rate notes are not redeemable prior to maturity. We may redeem some or all of the fixed rate notes of each series at any time and from time to time prior to their maturity, generally at a make-whole redemption price.

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

The effective interest rates for our senior notes include the interest payable, the amortization of debt issuance costs and the amortization of any original issue discount on these senior notes. Interest on these senior notes is payable either quarterly or semiannually. Interest expense associated with these senior notes, including amortization of debt issuance costs, during the years ended December 31, 2014 and 2013 was approximately $137 million and $105 million, respectively. At December 31, 2014, the estimated fair value of these senior notes was approximately $7.5 billion.

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

Commercial Paper

We have a $2 billion commercial paper program pursuant to which we may issue commercial paper notes with maturities of up to 397 days from the date of issue in an aggregate principal amount of up to $2 billion at any time outstanding. As of December 31, 2014, there were no commercial paper notes outstanding.

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

As of December 31, 2014, no borrowings or letters of credit were outstanding under our $3 billion credit agreement. However, as described above, we have a $2 billion commercial paper program and maintain $2 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due. Accordingly, at December 31, 2014, $1 billion of borrowing capacity was available for other purposes permitted by the credit agreement.

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

We were in compliance with all covenants in our outstanding debt instruments for the period ended December 31, 2014.

Future Maturities

Expected future principal maturities as of December 31, 2014 are as follows (in millions):

Fiscal Years:
2015	$850
2016	—
2017	1,450
2018	—
2019	1,550
Thereafter	3,750
$7,600

Note 11 – Commitments and Contingencies

Commitments

As of December 31, 2014, approximately $20.2 billion of unused credit was available to PayPal Credit accountholders. While this amount represents the total unused credit available, we have not experienced, and do not anticipate, that all of our PayPal Credit accountholders will access their entire available credit at any given point in time. In addition, the individual lines of credit that make up this unused credit are subject to periodic review and termination by the chartered financial institution that is the issuer of PayPal Credit products based on, among other things, account usage and customer creditworthiness. When a consumer makes a purchase using a PayPal Credit product, the chartered financial institution extends credit to the consumer, funds the extension of credit at the point of sale and advances funds to the merchant. We subsequently purchase the consumer receivables related to the consumer loans and as result of that purchase, bear the risk of loss in the event of loan defaults. However, we subsequently sell a participation interest in the entire pool of consumer loans to the chartered financial institution that extended the consumer loans. Although the chartered financial institution continues to own each customer account, we own and bear the risk of loss on the related consumer receivables, less the participation interest held by the chartered financial institution, and PayPal is responsible for all servicing functions related to the customer account balances. As of December 31, 2014, the total outstanding principal balance of this pool of consumer loans was $3.7 billion, of which the chartered financial institution owned a participation interest of $163 million, or 4.4% of the total outstanding balance of consumer receivables at that date.

In addition, in June 2014, we agreed, subject to certain conditions, that PayPal, one of its affiliates or a third party partner will purchase a portfolio of consumer loan receivables relating to the customer accounts arising out of our current credit program agreement with Synchrony (formerly GE Capital Retail Bank) for a price based on the book value of the consumer loan receivables portfolio at the time of the purchase (expected to be October 2016), subject to certain adjustments and exclusions. As of December 31, 2014, Synchrony had a net receivables portfolio under the credit program agreement of approximately $1.5 billion.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lease Arrangements

We have lease obligations under certain non-cancelable operating leases. Future minimum rental payments under our non-cancelable operating leases at December 31, 2014 are as follows:

Leases
(In millions)
2015	$113
2016	96
2017	83
2018	63
2019	42
Thereafter	52
Total minimum lease payments	$449

Rent expense in the years ended December 31, 2014, 2013 and 2012 totaled $159 million, $152 million and $152 million, respectively.

Litigation and Regulatory Proceedings

Overview

We are involved in legal and regulatory proceedings on an ongoing basis. Many of these proceedings are in early stages and may seek an indeterminate amount of damages. If we believe that a loss arising from such matters is probable and can be reasonably estimated, we accrue the estimated liability in our financial statements. If only a range of estimated losses can be determined, we accrue an amount within the range that, in our judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we accrue the low end of the range. For those proceedings in which an unfavorable outcome is reasonably possible but not probable, we have disclosed an estimate of the reasonably possible loss or range of losses or we have concluded that an estimate of the reasonably possible loss or range of losses arising directly from the proceeding (i.e., monetary damages or amounts paid in judgment or settlement) are not material. If we cannot estimate the probable or reasonably possible loss or range of losses arising from a legal proceeding, we have disclosed that fact. In assessing the materiality of a legal proceeding, we evaluate, among other factors, the amount of monetary damages claimed, as well as the potential impact of non-monetary remedies sought by plaintiffs (e.g., injunctive relief) that may require us to change our business practices in a manner that could have a material adverse impact on our business. With respect to the matters disclosed in this Note 11, we are unable to estimate the possible loss or range of losses that could potentially result from the application of such non-monetary remedies.

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable were not material for the year ended December 31, 2014. Except as otherwise noted for the proceedings described in this Note 11, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to significant uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material.
Litigation

eBay's Korean subsidiary, IAC (which has merged into Gmarket and is now named eBay Korea), has notified its approximately 20 million users of a January 2008 data breach involving personally identifiable information including name, address, resident registration number and some transaction and refund data (but not including credit card information or real time banking information). Approximately 149,000 users sued IAC over this breach in several lawsuits in Korean courts and more may do so in the future (including after final determination of liability). Trial for a group of representative suits began in August 2009 in the Seoul Central District Court (SCDC), and trial for additional suits began later in the SCDC. There is some precedent in Korea for a court to grant “consolation money” for data breaches without a specific finding of harm from the breach. Such precedents have involved payments of up to approximately $200 per user. In January 2010, the SCDC ruled that

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

IAC had met its obligations with respect to defending the website from intrusion and, accordingly, had no liability for the breach. This January 2010 ruling was appealed by approximately 34,000 plaintiffs to the Seoul High Court. In September 2012, the Seoul High Court announced its decision upholding the SCDC's January 2010 decision for three cases involving 55 plaintiffs. During 2013, the Seoul High Court upheld the SCDC's January 2010 ruling in another 18 cases involving 33,795 plaintiffs. The Seoul High Court's decision in 10 of these 18 cases has been appealed by 33,215 plaintiffs to the Korea Supreme Court, and the Korea Supreme Court is currently reviewing a total of 11 cases with 33,218 plaintiffs. In January 2013, the Seoul Western District Court ruled in favor of IAC with respect to two cases filed by 2,291 plaintiffs by following the SCDC's January 2010 ruling, and 2,284 plaintiffs proceeded to appeal this decision of the Seoul Western District Court to the Seoul High Court. We expect decisions in these cases in 2015.

eBay Inc., eBay Domestic Holdings, Inc., Pierre Omidyar and Joshua Silverman have been sued by craigslist, Inc. in California Superior Court in San Francisco (Case No.:  CGC - 08 - 475276). craigslist filed suit on May 13, 2008 alleging that we engaged in conduct designed to harm craigslist's business while we negotiated to become and while we were a minority shareholder in craigslist. craigslist’s allegations include that we (i) misrepresented, concealed, suppressed and failed to disclose facts in order to induce craigslist to take detrimental action; (ii) interfered with craigslist's business operations; (iii) improperly disseminated and misused confidential and proprietary information from craigslist that we received as a minority investor; (iv) infringed and diluted craigslist's trademark and trade name; and (v) breached duties owed to craigslist. The complaint seeks significant compensatory and punitive damages, rescission and other relief. In addition, in September 2014, craigslist filed an amended complaint alleging trade secret misappropriation and seeking new and additional compensatory and punitive damages. The parties are currently engaged in discovery and a trial date has not yet been set.

Regulatory Proceedings

PayPal routinely reports to the U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC) on payments it has rejected or blocked pursuant to OFAC sanctions regulations and on any possible violations of those regulations. PayPal has cooperated with OFAC in recent years regarding PayPal’s review process over transaction monitoring and has self-reported a large number of small dollar amount transactions that could possibly be in violation of OFAC sanctions regulations. Beginning in September 2014, we have engaged in settlement discussions with OFAC regarding the possible violations arising from PayPal’s practices between 2009 and 2013 as a result of which we have accrued reserves we believe are adequate to cover any findings of violation. In addition, PayPal continues to cooperate with OFAC regarding more recent self-reported transactions that could also possibly be in violation of OFAC sanctions regulations. Such self-reporting transactions could result in claims or actions against us including litigation, injunctions, damage awards or require us to change our business practices and could result in a material loss, require significant management time, result in the diversion of significant operational resources or otherwise harm our business.

On August 7, 2013 and January 13, 2014, eBay, PayPal and its subsidiary, Bill Me Later, received Civil Investigative Demands (CIDs) from the Consumer Financial Protection Bureau (CFPB) requesting that we provide testimony, produce documents and provide information relating primarily to the acquisition, management, and operation of the PayPal Credit products, including online credit products, advertising, loan origination, customer acquisition, servicing, debt collection, and complaints handling practices. The CIDs could lead to an enforcement action and/or one or more significant consent orders, which may result in substantial costs, including legal fees, fines, penalties and remediation expenses. We are cooperating with the CFPB in connection with the CIDs and exploring whether we may be able to resolve these inquiries. Resolution of these inquiries could require us to make monetary payments to certain customers, pay fines and/or change the manner in which we operate the PayPal Credit products, which could adversely affect our financial results and results of operations.

In May 2014, we publicly announced that criminals were able to penetrate our network and steal certain data, including user names, encrypted user passwords and other non-financial user data, from eBay’s Marketplaces business unit. Upon making this announcement, eBay Marketplaces required all buyers and sellers on the Marketplaces platform to reset their passwords in order to login to their account. In addition to making this public announcement, we proactively approached a number of regulatory and governmental bodies, including those with the most direct supervisory authority over our data privacy and data security programs, to specifically inform them of the incident and our actions to protect our customers in response. Certain of those regulatory agencies have requested us to provide further, more detailed information regarding the incident, and we believe that we have fully cooperated in all of those requests. To date, we have not been informed by any regulatory authority of an intention to bring any enforcement action arising from this incident; however, in the future we may be subject to fines or other regulatory action.  In addition, in July 2014, a putative class action lawsuit was filed against us for alleged violations and harm resulting from the incident. We are vigorously defending the lawsuit.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

General Matters

Other third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We are subject to patent disputes, and expect that we will increasingly be subject to additional patent infringement claims involving various aspects of our Marketplaces, Payments and Enterprise businesses as our products and services continue to expand in scope and complexity. Such claims may be brought directly or indirectly against our companies and/or against our customers (who may be entitled to contractual indemnification under their contracts with us), and we are subject to increased exposure to such claims as a result of our recent acquisitions, particularly in cases where we are entering into new lines of business in connection with such acquisitions. We have in the past been forced to litigate such claims. We may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act, the Lanham Act and the Communications Decency Act are interpreted by the courts, and as we expand the scope of our businesses (both in terms of the range of products and services that we offer and our geographical operations) and become subject to laws in jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves are either unclear or less favorable. We believe that additional lawsuits alleging that we have violated patent, copyright or trademark laws will be filed against us. Intellectual property claims, whether meritorious or not, are time consuming and costly to defend and resolve, could require expensive changes in our methods of doing business or could require us to enter into costly royalty or licensing agreements on unfavorable terms.

From time to time, we are involved in other disputes or regulatory inquiries that arise in the ordinary course of business, including suits by our users (individually or as class actions) alleging, among other things, improper disclosure of our prices, rules or policies, that our practices, prices, rules, policies or customer/user agreements violate applicable law or that we have acted unfairly and/or not acted in conformity with such prices, rules, policies or agreements. In addition to these types of disputes and regulatory inquiries, our operations are also subject to regulatory and/or legal review and/or challenges that tend to reflect the increasing global regulatory focus to which the payments industry is subject and, when taken as a whole with other regulatory and legislative action, such actions could result in the imposition of costly new compliance burdens on our Payments business and its customers and may lead to increased costs and decreased transaction volume and revenue. Further, the number and significance of these disputes and inquiries are increasing as our company has grown larger, our businesses have expanded in scope (both in terms of the range of products and services that we offer and our geographical operations) and our products and services have increased in complexity. Any claims or regulatory actions against us, whether meritorious or not, could be time consuming, result in costly litigation, damage awards (including statutory damages for certain causes of action in certain jurisdictions), injunctive relief or increased costs of doing business through adverse judgment or settlement, require us to change our business practices in expensive ways, require significant amounts of management time, result in the diversion of significant operational resources or otherwise harm our business.

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

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Off-Balance Sheet Arrangements

As of December 31, 2014, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

We have various cash pooling arrangements with financial institutions for cash management purposes. These arrangements allow for cash withdrawals from each of these financial institutions based upon our aggregate operating cash balances held within the same financial institution (“Aggregate Cash Deposits”). These arrangements also allow us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under these arrangements. As of December 31, 2014, we had a total of $7.2 billion in cash withdrawals offsetting our $7.2 billion in Aggregate Cash Deposits held within the same financial institution under these cash pooling arrangements.

Note 12 – Related Party Transactions
We have entered into indemnification agreements with each of our directors, executive officers and certain other officers. These agreements require us to indemnify such individuals, to the fullest extent permitted by Delaware law, for certain liabilities to which they may become subject as a result of their affiliation with us.
All contracts with related parties are at rates and terms that we believe are comparable with those that could be entered into with independent third parties. There were no material related party transactions in 2014. As of December 31, 2014, there were no material amounts payable to or amounts receivable from related parties.

Note 13 – Stockholders' Equity
Preferred Stock
We are authorized, subject to limitations prescribed by Delaware law, to issue preferred stock in one or more series; to establish the number of shares included within each series; to fix the rights, preferences and privileges of the shares of each wholly unissued series and any related qualifications, limitations or restrictions; and to increase or decrease the number of shares of any series (but not below the number of shares of a series then outstanding) without any further vote or action by our stockholders. At December 31, 2014 and 2013, there were 10 million shares of $0.001 par value preferred stock authorized for issuance, and no shares issued or outstanding.
Common Stock
Our Amended and Restated Certificate of Incorporation authorizes us to issue 3.6 billion shares of common stock.

Note 14 – Stock Repurchase Program

In June 2012, our Board of Directors authorized a stock repurchase program that provides for the repurchase of up to $2 billion of our common stock, with no expiration from the date of authorization. In January 2014, our board of directors authorized an additional $5 billion stock repurchase program, with no expiration from the date of authorization. The stock repurchase programs are intended to offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, are also used to make opportunistic repurchases of our common stock to reduce our outstanding share count. Any share repurchases under our stock repurchase programs may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives.

Our stock repurchase programs may be limited or terminated at any time without prior notice. The timing and actual number of shares repurchased will depend on a variety of factors, including corporate and regulatory requirements, price and other market conditions and management's determination as to the appropriate use of our cash.

The stock repurchase activity under our stock repurchase programs during 2014 is summarized as follows:

	Shares Repurchased	Average Price per Share (1)	Value of Shares Repurchased	Remaining Amount Authorized
	(In millions, except per share amounts)
Balance at January 1, 2014	25	$54.30	$1,360	$640
Authorization of additional plan in January 2014	—	—	—	5,000
Repurchase of shares of common stock	88	52.64	4,655	(4,655)
Balance at December 31, 2014	113	$53.01	$6,015	$985

(1) Stock repurchase activity excludes broker commissions.

As of December 31, 2014, we had repurchased the full amount of common stock authorized under our June 2012 stock repurchase program and a total of approximately $985 million remained for further repurchases of our common stock under our 2014 stock repurchase program. These repurchased shares were recorded as treasury stock and were accounted for under the cost method. No repurchased shares have been retired.

In addition, in January 2015, our board of directors authorized an additional $2 billion stock repurchase program, with no expiration from the date of authorization. This new stock repurchase program, together with approximately $985 million remaining under our January 2014 stock repurchase program, brings the total repurchase authorization as of January 2015 to approximately $3.0 billion.

Note 15 – Stock-Based and Employee Savings Plans

Equity Incentive Plans

We have equity incentive plans under which we grant equity awards, including stock options, restricted stock units, performance-based restricted stock units, and performance share units, to our directors, officers and employees. At December 31, 2014, 720 million shares were authorized under our equity incentive plans and 52 million shares were available for future grant.

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

Restricted stock units are granted to eligible employees under our equity incentive plans. In general, restricted stock units vest in equal annual installments over a period of three to five years, are subject to the employees' continuing service to us and do not have an expiration date. The cost of restricted stock units is determined using the fair value of our common stock on the date of grant.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2014, 2013 and 2012, certain executives were eligible to receive performance-based restricted stock units. The number of restricted stock units ultimately received depends on our business performance against specified performance targets set by the Compensation Committee. If the performance criteria are satisfied, the performance-based restricted stock units are granted, with one-half of the grant vesting in March following the end of the performance period and the remaining one-half vesting one year later. A portion of these awards were modified as described below.

In 2012, certain executives were granted performance share units with performance-based vesting conditions. The number of performance share units ultimately received depends on eBay Inc.'s total stockholder return meeting or exceeding the median total stockholder return of eBay Inc.'s 2012 peer group over annual performance periods from 2013 to 2016 and cumulative performance periods from 2012 to 2016. The performance share units are also subject to certain vesting and eligibility requirements and the shares underlying the performance share units issued upon satisfaction of the vesting conditions, if any, cannot be sold until after December 31, 2017. A portion of these awards were modified as described below.

Employee Stock Purchase Plan

We have an employee stock purchase plan for all eligible employees. Under the plan, shares of our common stock may be purchased over an offering period with a maximum duration of two years at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last day of the six-month purchase period. Employees may purchase shares having a value not exceeding 10% of their eligible compensation during an offering period. During the years ended 2014, 2013, and 2012, employees purchased approximately 4 million, 4 million and 4 million shares under this plan at average prices of $42.06, $35.51 and $26.10 per share, respectively. At December 31, 2014, approximately 27 million shares of common stock were reserved for future issuance.

Employee Savings Plan

We have a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 50% of their eligible compensation, but not more than statutory limits. In 2014, 2013 and 2012, we contributed one dollar for each dollar a participant contributed, with a maximum contribution of 4% of each employee's eligible compensation, subject to a maximum employer contribution of $10,400, $10,200 and $10,000 per employee for each period, respectively. Our non-U.S. employees are covered by various other savings plans. Our total expenses for these savings plans were $89 million in 2014, $84 million in 2013 and $71 million in 2012.

Deferred Stock Units

Beginning with the 2011 annual meeting of stockholders, we have granted deferred stock units to each non-employee director (other than Mr. Omidyar) at the time of our annual meeting of stockholders equal to the result of dividing $220,000 by the fair market value of our common stock on the date of grant. In addition, prior to January 1, 2015, new directors who are not employees of the company or its subsidiaries or affiliates received a one-time grant of deferred stock units equal to the result of dividing $150,000 by the fair market value of our common stock on the date of grant. Each deferred stock unit constitutes an unfunded and unsecured right to receive one share of our common stock (or, with respect to deferred stock units granted prior to August 1, 2013, the equivalent value thereof in cash or property at our election). Each deferred stock unit award granted to a new non-employee director upon election to the Board vests 25% one year from the date of grant, and at a rate of 2.08% per month thereafter. If the services of the director are terminated at any time, all rights to the unvested deferred stock units will also terminate. In addition, directors may elect to receive, in lieu of annual retainer and committee chair fees and at the time these fees would otherwise be payable (i.e., on a quarterly basis in arrears for services provided), fully vested deferred stock units with an initial value equal to the amount based on the fair market value of common stock at the date of grant. Following the termination of a non-employee director's service on the Board of Directors, deferred stock units granted prior to August 1, 2013 are payable in stock or cash (at our election), while deferred stock units granted on or after August 1, 2013 are payable solely in stock. As of December 31, 2014, there were approximately 351,065 deferred stock units outstanding included in our restricted stock unit activity below. A portion of these awards were modified as described below.

Modifications of Share-Based Awards

During 2014, the Company modified the terms of various stock-based awards of nine non-employee directors as well as the CEO, CFO, General Counsel, SVP of Human Resources and SVP of Corporate Communications in anticipation of our planned separation of our PayPal business. The modifications for the non-employee directors provide for the full acceleration of equity awards granted to non-employee directors more than 12 months prior to such person ceasing to be a director. The modifications for the departing executives provide for the full acceleration of certain awards at the date the separation is completed and extended the

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exercise periods of certain awards. The amounts recognized for modifications for the year ended December 31, 2014 were immaterial.

Stock Option Activity

The following table summarizes stock option activity under our equity incentive plans as of and for the year ended December 31, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In millions, except per share amounts and years)
Outstanding at January 1, 2014	14	$29.79
Granted and assumed	2	$54.90
Exercised	(5)	$25.92
Forfeited/expired/canceled	(1)	$41.42
Outstanding at December 31, 2014	10	$34.14	3.73	$209
Expected to vest	9	$33.64	3.65	$207
Options exercisable	6	$28.73	2.81	$175

The aggregate intrinsic value of options was calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock. At December 31, 2014, options to purchase 9 million shares of our common stock were in-the-money.

The weighted average grant-date fair value of options granted during the years 2014, 2013 and 2012 was $13.59, $15.39 and $11.21, respectively. During the years 2014, 2013 and 2012, the aggregate intrinsic value of options exercised under our equity incentive plans was $159 million, $292 million and $276 million, respectively, determined as of the date of option exercise.

Restricted Stock Unit Activity

A summary of the status of restricted stock units ("RSU") granted (including performance-based restricted stock units that have been earned) under our equity incentive plans as of December 31, 2014 and changes during the year ended December 31, 2014 is presented below:

	Units	Weighted Average Grant-Date Fair Value (per share)
	(In millions, except per share amounts)
Outstanding at January 1, 2014	34	$42.32
Awarded and assumed	21	$54.77
Vested	(13)	$40.15
Forfeited	(6)	$47.11
Outstanding at December 31, 2014	36	$50.21
Expected to vest at December 31, 2014	31

During the years 2014, 2013 and 2012, the aggregate intrinsic value of restricted stock units vested under our equity incentive plans was $759 million, $813 million and $591 million, respectively.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based Compensation Expense

The impact on our results of operations of recording stock-based compensation expense for years ended December 31, 2014, 2013 and 2012 was as follows:

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Cost of net revenues	$76	$79	$55
Sales and marketing	183	159	135
Product development	227	187	138
General and administrative	189	184	160
Total stock-based compensation expense	$675	$609	$488
Capitalized in product development	$18	$15	$19

As of December 31, 2014, there was approximately $1.3 billion of unearned stock-based compensation that will be expensed from 2015 through 2018. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel all or a portion of the remaining unearned stock-based compensation expense. Future unearned stock-based compensation will increase to the extent we grant additional equity awards, change the mix of grants between stock options and restricted stock units or assume unvested equity awards in connection with acquisitions.

Stock Option Valuation Assumptions

We calculated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Risk-free interest rate	1.2%	0.6%	0.7%
Expected life (in years)	4.1	4.1	4.0
Dividend yield	—%	—%	—%
Expected volatility	29%	34%	38%

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

Note 16 – Income Taxes

The components of pretax income for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Year Ended December 31,
	2014	2013	2012
	(In millions)
United States	$173	$594	$605
International	3,358	2,872	2,479
	$3,531	$3,466	$3,084

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes is comprised of the following:

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Current:
Federal	$492	$455	$327
State and local	20	(4)	63
Foreign	165	190	120
	$677	$641	$510
Deferred:
Federal	$2,808	$18	$34
State and local	14	(22)	(24)
Foreign	(14)	(27)	(45)
	2,808	(31)	(35)
	$3,485	$610	$475
The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate of 35% for 2014, 2013 and 2012 to income before income taxes:

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Provision at statutory rate	$1,236	$1,213	$1,080
Permanent differences:
Prior year foreign earnings no longer considered indefinitely reinvested	2,991	—	—
Foreign income taxed at different rates	(709)	(607)	(617)
Change in valuation allowance	(141)	—	3
Stock-based compensation	42	33	(14)
State taxes, net of federal benefit	34	(26)	39
Research and other tax credits	(27)	(43)	1
Divested business	—	21	(41)
Other	59	19	24
	$3,485	$610	$475

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to be reversed. Significant deferred tax assets and liabilities consist of the following:

	December 31,
	2014	2013
	(In millions)
Deferred tax assets:
Net operating loss, capital loss and credits	$172	$310
Accruals and allowances	371	341
Stock-based compensation	161	145
Net unrealized losses	19	5
Net deferred tax assets	723	801
Valuation allowance	(49)	(186)
	$674	$615
Deferred tax liabilities:
Unremitted foreign earnings	$(2,995)	$(246)
Acquisition-related intangibles	(160)	(296)
Depreciation and amortization	(398)	(351)
Available-for-sale securities	(285)	(332)
Other	(24)	(28)
	(3,862)	(1,253)
	$(3,188)	$(638)

As of December 31, 2014, our federal, state and foreign net operating loss carryforwards for income tax purposes were approximately $61 million, $627 million and $149 million, respectively. The federal and state net operating loss carryforwards are subject to various limitations under Section 382 of the Internal Revenue Code and applicable state tax laws. If not utilized, the federal net operating loss carryforwards will begin to expire in 2016 and the state net operating loss carryforwards will begin to expire in 2015. The carryforward periods on our foreign net operating loss carryforwards are as follows: $88 million do not expire, $39 million are subject to valuation allowance and begin to expire in 2018, and the remaining $22 million are primarily subject to expiration beginning in 2025. As of December 31, 2014, our federal and state tax credit carryforwards for income tax purposes were approximately $2 million and $67 million, respectively. If not utilized, the federal tax credit carryforwards will begin to expire in 2024 and most of the state tax credits carry forward indefinitely.

As of December 31, 2014 and 2013, our federal capital loss carryover amounted to $116 million and $403 million, respectively. The decrease in the capital loss carryover is due to the utilization of the carryover as a result of an intercompany transaction involving the sale of appreciated securities to a non-U.S. wholly owned subsidiary during the fourth quarter of 2014. The remaining capital loss carryover is expected to be utilized before expiration in 2019. As such, the valuation allowance against our capital loss carryover has been released.

At December 31, 2014 and 2013, we maintained a valuation allowance with respect to certain of our deferred tax assets relating primarily to operating losses in certain states and various non-U.S. jurisdictions that we believe are not likely to be realized.

During the first quarter of 2014, we altered our capital allocation strategy, which included changing our intent with regard to the indefinite reinvestment of foreign earnings from certain of our foreign subsidiaries for 2013 and prior years. As a result, we provided for U.S. income and applicable foreign withholding taxes on $9.0 billion of undistributed foreign earnings for 2013 and prior years, and recorded a deferred tax liability of approximately $3.0 billion. Based on December 31, 2014 foreign exchange rates, these amounts have been revalued to $8.2 billion of undistributed foreign earnings and $2.8 billion of deferred tax liability. The impact of this change is reflected in other comprehensive income. The deferred tax liability is included in accrued expenses and other current liabilities on our consolidated balance sheet, which totals $2.8 billion at December 31, 2014 and $204 million at December 31, 2013. We have not repatriated any of these earnings and as such no related taxes have become payable.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have not provided for U.S. federal or foreign income taxes, including withholding taxes on $7.9 billion of our non-U.S. subsidiaries' undistributed earnings as of December 31, 2014. We intend to indefinitely reinvest the $7.9 billion of our non-U.S. subsidiaries’ undistributed earnings in our international operations. Accordingly, we currently have no plans to repatriate those funds. As such, we do not know the time or manner in which we would repatriate those funds. Because the time or manner of repatriation is uncertain, we cannot determine the impact of local taxes, withholding taxes and foreign tax credits associated with the future repatriation of such earnings and therefore cannot quantify the tax liability. In cases where we intend to repatriate a portion of our foreign subsidiaries’ undistributed earnings, we provide U.S. and applicable foreign taxes on such earnings and such taxes are included in our deferred taxes or tax payable liabilities depending upon the planned timing and manner of such repatriation.

On a regular basis, we develop cash forecasts to estimate our cash needs internationally and domestically. We consider projected cash needs for, among other things, investments in our existing businesses, potential acquisitions and capital transactions, including repurchases of our common stock and debt repayments. We estimate the amount of cash available or needed in the jurisdictions where these investments are expected, as well as our ability to generate cash in those jurisdictions and our access to capital markets. This analysis enables us to conclude whether or not we will indefinitely reinvest the current period’s foreign earnings. We benefit from tax rulings concluded in several different jurisdictions, most significantly Switzerland, Singapore and Luxembourg. These rulings provide for significantly lower rates of taxation on certain classes of income and require various thresholds of investment and employment in those jurisdictions. These rulings resulted in a tax savings of $555 million and $540 million in 2014 and 2013, respectively, which increased earnings per share (diluted) by approximately $0.44 and $0.41 in 2014 and 2013, respectively. These tax rulings are currently in effect and expire over periods ranging from 2020 to the duration of business operations in the respective jurisdictions. We evaluate compliance with our tax ruling agreements annually.

The following table reflects changes in unrecognized tax benefits since January 1, 2012:

	2014	2013	2012
	(In millions)
Gross amounts of unrecognized tax benefits as of the beginning of the period	$334	$340	$286
Increases related to prior period tax positions	35	104	60
Decreases related to prior period tax positions	(18)	(143)	(24)
Increases related to current period tax positions	61	37	19
Settlements	(16)	(4)	(1)
Gross amounts of unrecognized tax benefits as of the end of the period	$396	$334	$340

During 2014 we increased our reserves by $96 million for various issues that related to tax examination risks assessed during the year. In addition, we reduced our reserves by $34 million based on audit findings and settlement of multiple uncertain tax positions. If the remaining balance of unrecognized tax benefits were realized in a future period, it would result in a tax benefit of $314 million. As of December 31, 2014, our liabilities for unrecognized tax benefits were included in accrued expenses and other current liabilities and deferred and other tax liabilities, net.

We recognize interest and/or penalties related to uncertain tax positions in income tax expense. In 2014, $2 million was included in tax expense for interest and penalties. The amount of interest and penalties accrued as of December 31, 2014 and 2013 was approximately $71 million and $77 million, respectively.

We are subject to both direct and indirect taxation in the U.S. and various states and foreign jurisdictions. We are under examination by certain tax authorities for the 2003 to 2012 tax years. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these or other examinations. The material jurisdictions where we are subject to potential examination by tax authorities for tax years after 2002 include, among others, the U.S. (Federal and California), France, Germany, Italy, Korea, Israel, Switzerland, Singapore, United Kingdom and Canada.

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

Note 17 – Loans and Interest Receivable, Net
Loans and interest receivable primarily represent purchased consumer receivables arising from loans made by our partner chartered financial institutions to individual consumers to purchase goods and services through our PayPal Credit merchant network. Although a chartered financial institution continues to own each respective customer account, we own the related consumer receivable and PayPal is responsible for all servicing functions related to the customer accounts. Effective August 2013, ownership of most of the existing customer accounts was transitioned from WebBank to a new chartered financial institution, Comenity Capital Bank. As part of the arrangement, we sell Comenity Capital Bank a participation interest in the entire pool of consumer receivables outstanding under the customer accounts. During 2014 and 2013, we purchased approximately $5.3 billion and $4.1 billion, respectively, in consumer receivables. As of December 31, 2014, the total outstanding principal balance of this pool of consumer receivables is $3.7 billion, of which Comenity Capital Bank owned a participation interest of $163 million, or 4.40% of the total outstanding balance of consumer receivables at that date. Comenity Capital Bank has no recourse against us related to its participation interest for failure of debtors to pay when due. The participation interest held by Comenity Capital Bank has the same priority to the interests held by us and is subject to the same credit, prepayment, and interest rate risk associated with this pool of consumer receivables.

Loans and interest receivable are reported at their outstanding principal balances, net of participation interest sold and pro-rata allowances, including unamortized deferred origination costs and estimated collectible interest and fees. We use a consumer's FICO score, among other measures, in evaluating the credit quality of our consumer receivables. A FICO score is a type of credit score that lenders use to assess an applicant's credit risk and whether to extend credit. Individual FICO scores generally are obtained each quarter the consumer has an outstanding consumer receivable owned by PayPal Credit. The weighted average consumer FICO score related to the pool of consumer receivables and interest receivable balance outstanding as of December 31, 2014 was 687 compared to 688 as of December 31, 2013. As of December 31, 2014 and 2013, approximately 54.2% and 54.7%, respectively, of the pool of consumer receivables and interest receivable balance was due from consumers with FICO scores greater than 680, which is generally considered "prime" by the consumer credit industry. As of December 31, 2014 and 2013, 9.2% and 9.1%, respectively, of the pool of consumer receivables and interest receivable balance was due from customers with FICO scores below 599. As of December 31, 2014 and 2013, approximately 89% and 90%, respectively, of our consumer receivables and interest receivable portfolio was current.

During 2013, we began a pilot program, working with a chartered financial institution, for the chartered financial institution to offer working capital loans to selected merchant sellers. We subsequently purchase the related merchant receivable from the chartered financial institution and, as a result, bear the risk of loss in the event the loan defaults. Under the program, participating merchants can borrow a certain percentage of their annual payment volume processed by PayPal and are charged a fixed fee for the loan. This program is still in the pilot phase. As of December 31, 2014, the total outstanding balance of this pool of merchant receivables was approximately $99 million.

The following table summarizes the activity in the allowance for loans and interest receivable for the years ended December 31, 2014 and 2013:

(In millions)
Balance as of January 1, 2013	$101
Charge-offs	(232)
Recoveries	14
Provision	263
Balance as of January 1, 2014	146
Charge-offs	(297)
Recoveries	28
Provision	318
Balance as of December 31, 2014	$195

Note 18 – Interest and Other, Net

The components of interest and other, net for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Interest income	$133	$111	$134
Interest expense	(123)	(100)	(63)
Gain (loss) on divestiture of businesses	—	75	118
Other	7	9	7
	$17	$95	$196

Note 19 – Accumulated Other Comprehensive Income
The following table summarizes the changes in accumulated balances of other comprehensive income for the years ended December 31, 2014:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains on Investments	Foreign Currency Translation	Estimated tax (expense) benefit	Total
	(In millions)
Balance at December 31, 2013	$(106)	$921	$657	$(316)	$1,156
Other comprehensive income before reclassifications	238	160	(323)	(44)	31
Amount of gain (loss) reclassified from accumulated other comprehensive income	(36)	52	—	—	16
Net current period other comprehensive income	274	108	(323)	(44)	15
Balance at December 31, 2014	$168	$1,029	$334	$(360)	$1,171
The following table summarizes the changes in accumulated balances of other comprehensive income for the years ended December 31, 2013:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains on Investments	Foreign Currency Translation	Estimated tax (expense) benefit	Total
	(In millions)
Balance at December 31, 2012	$(55)	$687	$449	$(225)	$856
Other comprehensive income before reclassifications	$(65)	$243	$208	$(91)	$295
Amount of gain (loss) reclassified from accumulated other comprehensive income	$(14)	$9	$—	$—	$(5)
Net current period other comprehensive income	$(51)	$234	$208	$(91)	$300
Balance at December 31, 2013	$(106)	$921	$657	$(316)	$1,156

The following table provides details about reclassifications out of accumulated other comprehensive income for the years ended December 31, 2014 and 2013:

Details about Accumulated Other Comprehensive Income Components	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement of Income
	2014	2013
	(In millions)
Gains (losses) on cash flow hedges - foreign exchange contracts	$(36)	$(4)	Net revenues
	—	(3)	Cost of net revenues
	1	(1)	Sales and marketing
	—	(5)	Product development
	(1)	(1)	General and administrative
	(36)	(14)	Total, before income taxes
	—	—	Provision for income taxes
	(36)	(14)	Total, net of income taxes

Unrealized gains on investments	52	9	Interest and other, net
	52	9	Total, before income taxes
	—	—	Provision for income taxes
	52	9	Total, net of income taxes

Total reclassifications for the period	$16	$(5)	Total, net of income taxes

Note 20 – Subsequent Events

In January 2015, at a regular meeting of the Company's Board of Directors (the “Board”), the Board approved a plan to implement a strategic reduction of its existing global workforce. As a result, the Company expects to reduce its workforce globally by approximately 2,400 positions worldwide. The reduction is expected to be substantially completed in the first half of 2015. The Company expects to incur pre-tax restructuring charges of approximately $100 million primarily for employee-related costs.

On January 21, 2015, we announced that we will be exploring strategic options for our eBay Enterprise segment, including a possible sale or IPO.

Supplementary Data — Quarterly Financial Data — Unaudited
The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2014. This quarterly information has been prepared on the same basis as the Consolidated Financial Statements and includes all adjustments necessary to state fairly the information for the periods presented.
Quarterly Financial Data
(Unaudited, in millions, except per share amounts)

	Quarter Ended
	March 31	June 30	September 30	December 31
2014
Net revenues	$4,262	$4,366	$4,353	$4,921
Gross profit	$2,911	$2,974	$2,964	$3,321
Net income (loss)	$(2,326)	$676	$673	$1,023
Net income (loss) per share-basic	(1.82)	0.54	0.54	0.83
Net income (loss) per share-diluted	$(1.82)	$0.53	$0.54	$0.82
Weighted-average shares:
Basic	1,276	1,258	1,242	1,230
Diluted	1,276	1,267	1,251	1,241

	Quarter Ended
	March 31	June 30	September 30(1)	December 31
2013
Net revenues	$3,748	$3,877	$3,892	$4,530
Gross profit	$2,596	$2,666	$2,668	$3,081
Net income	$677	$640	$689	$850
Net income per share-basic	$0.52	$0.49	$0.53	$0.66
Net income per share-diluted	$0.51	$0.49	$0.53	$0.65
Weighted-average shares:
Basic	1,295	1,297	1,295	1,295
Diluted	1,319	1,313	1,310	1,310

(1)	The quarterly financial information includes a $75 million gain on the sale of our investments in RueLaLa and ShopRunner.

eBay Inc.
FINANCIAL STATEMENT SCHEDULE
The Financial Statement Schedule II — VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Annual Report on Form 10-K.

	Balance at Beginning of Period	Charged/Credited to Net Income	Charged to Other Account	Charges Utilized/Write-offs	Balance at End of Period
	(In millions)
Allowances for Doubtful Accounts and Authorized Credits
Year Ended December 31, 2012	$87	$177	$—	$(175)	$89
Year Ended December 31, 2013	89	249	—	(232)	106
Year Ended December 31, 2014	$106	$84	$—	$(88)	$102

Allowance for Transaction, Loan and Interest Losses
Year Ended December 31, 2012	$193	$573	$—	$(538)	$228
Year Ended December 31, 2013	228	805	—	(726)	307
Year Ended December 31, 2014	$307	$968	$—	$(886)	$389

Tax Valuation Allowance
Year Ended December 31, 2012	$83	$16	$78	$(8)	$169
Year Ended December 31, 2013	169	35	(2)	(16)	186
Year Ended December 31, 2014	$186	$(135)	$(2)	$—	$49

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 5th day of February, 2015.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 5, 2015.

Principal Executive Officer:		Principal Financial Officer:

By:	/s/ John J. Donahoe	By:	/s/ Robert H. Swan
	John J. Donahoe		Robert H. Swan
	President, Chief Executive Officer and Director		Senior Vice President, Finance and Chief Financial Officer

Principal Accounting Officer:

		By:	/s/ Brian J. Doerger
Brian J. Doerger
Vice President, Chief Accounting Officer

Additional Directors

By:	/s/ Pierre M. Omidyar	By:	/s/ Fred D. Anderson
	Pierre M. Omidyar		Fred D. Anderson
	Founder, Chairman of the Board and Director		Director

By:	/s/ Edward W. Barnholt	By:	/s/ Scott D. Cook
	Edward W. Barnholt		Scott D. Cook
	Director		Director

By:	/s/ David W. Dorman	By:	/s/ William C. Ford, Jr.
	David W. Dorman		William C. Ford, Jr.
	Director		Director

By:	/s/ Bonnie S. Hammer	By:	/s/ Kathleen C. Mitic
	Bonnie S. Hammer		Kathleen C. Mitic
	Director		Director

By:	/s/ David M. Moffett	By:	/s/ Richard T. Schlosberg, III
	David M. Moffett		Richard T. Schlosberg, III
	Director		Director

By:	/s/ Thomas J. Tierney	By:	/s/ Perry M. Traquina
	Thomas J. Tierney		Perry M. Traquina
	Director		Director

By:	/s/ Frank D. Yeary
Frank D. Yeary
Director

INDEX TO EXHIBITS

No.	Exhibit Description	Filed with this 10-K	Incorporated by Reference
			Form	File No.	Date Filed

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
			8-K	000-24821	11/20/2009

2.03**	Agreement and Plan of Merger, dated March 27, 2011, among Registrant, Gibraltar Acquisition Corp. and GSI Commerce, Inc.		8-K	000-24821	3/30/2011

3.01	Registrant's Amended and Restated Certificate of Incorporation.		8-K	000-24821	4/27/2012

3.02	Registrant's Amended and Restated Bylaws.		8-K	000-24821	1/7/2015

4.01	Form of Specimen Certificate for Registrant's Common Stock.		S-1	333-59097	8/19/1998

4.02	Indenture dated as of October 28, 2010 between Registrant and Wells Fargo Bank, National Association, as trustee.		8-K	000-24821	10/28/2010

4.03	Supplemental Indenture dated as of October 28, 2010 between Registrant and Wells Fargo Bank, National Association, as trustee.		8-K	000-24821	10/28/2010

4.04	Forms of 1.625% Note due 2015 and 3.250% Note due 2020.		8-K	000-24821	10/28/2010

4.05	Forms of 0.70% Note due 2015, 1.35% Note due 2017, 2.60% Note due 2022 and 4.00% Note due 2042.		8-K	000-24821	7/24/2012

4.06	Indenture dated as of July 2, 2007 between GSI Commerce, Inc. and The Bank of New York, as trustee.		10-Q	000-24821	7/22/2011

4.07	First Supplemental Indenture dated as of June 17, 2011 to the Indenture dated as of July 2, 2007 between GSI Commerce, Inc. and The Bank of New York Mellon, as trustee.		10-Q	000-24821	7/22/2011

4.08	Form of 2.50% Convertible Senior Note due 2027.		10-Q	000-24821	7/22/2011

4.09	Forms of Floating Rate Note due 2017, Floating Rate Note due 2019, 2.200% Note due 2019, 2.875% Note due 2021 and 3.450% Note due 2024		8-K	000-24821	7/28/2014

10.01+	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers.		S-1	333-59097	7/15/1998

10.02+	Registrant's 1998 Equity Incentive Plan, as amended.		10-K	000-24821	2/28/2007

10.03+	Form of Stock Bonus Agreement under Registrant's 1998 Equity Incentive Plan.		10-Q	000-24821	10/27/2004

10.04+	Form of Stock Option Agreement under Registrant's 1998 Equity Incentive Plan.		10-Q	000-24821	10/27/2004

10.05+	Form of Restricted Stock Unit Agreement (and Performance-Based Restricted Stock Unit Agreement) under Registrant's 1998 Equity Incentive Plan.		10-K	000-24821	2/28/2007

No.	Exhibit Description	Filed with this 10-K	Incorporated by Reference
			Form	File No.	Date Filed
10.06+	Registrant's Amended and Restated 1998 Employee Stock Purchase Plan.		10-Q	000-24821	7/27/2007

10.07+	Registrant's 1998 Directors Stock Option Plan, as amended.		10-K	000-24821	2/28/2007

10.08+	Registrant's 1999 Global Equity Incentive Plan, as amended.		10-Q	000-24821	7/27/2007

10.09+	Form of Stock Option Agreement under Registrant's 1999 Global Equity Incentive Plan.		10-Q	000-24821	10/27/2004

10.10+	Form of Restricted Stock Unit Agreement under Registrant's 1999 Global Equity Incentive Plan.		10-K	000-24821	2/28/2007

10.11+	Registrant's 2001 Equity Incentive Plan, as amended.		10-K	000-24821	2/28/2007

10.12+	Form of Stock Option Agreement under Registrant's 2001 Equity Incentive Plan.		10-Q	000-24821	10/27/2004

10.13+	Registrant's 2003 Deferred Stock Unit Plan, as amended.		10-K	000-24821	2/28/2007

10.14+	Amendment to Registrant's 2003 Deferred Stock Unit Plan, effective April 2, 2012.		10-Q	000-24821	7/19/2012

10.15+	Form of Director Award Agreement under Registrant's 2003 Deferred Stock Unit Plan.		10-Q	000-24821	7/19/2012

10.16+	Form of Electing Director Award Agreement under Registrant's 2003 Deferred Stock Unit Plan.		10-Q	000-24821	7/19/2012

10.17+	Form of New Director Award Agreement under Registrant's 2003 Deferred Stock Unit Plan.		10-Q	000-24821	7/19/2012

10.18+	Form of 2003 Deferred Stock Unit Plan Restricted Stock Unit Grant Notice and Agreement.		10-Q/A	000-24821	4/24/2008

10.19+	Registrant's 2008 Equity Incentive Award Plan, as amended and restated.		S-8	000-24821	5/15/2014

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

10.38+	Amendment to GSI Commerce, Inc. Leadership Team Incentive Plan, effective April 2, 2012.		10-Q	000-24821	7/19/2012

10.39+	Form of Restricted Stock Unit Agreement (and Performance-Based Restricted Stock Unit Agreement) under GSI Commerce, Inc. 2010 Equity Incentive Plan, as amended.		10-Q	000-24821	7/22/2011

10.40+	eBay Inc. Employee Stock Purchase Plan.		DEF 14A	000-24821	3/19/2012

10.41+	Offer letter dated August 30, 2011 and executed on September 2, 2011 between Registrant and Devin Wenig.		8-K	000-24821	9/6/2011

10.42	Credit Agreement, dated as of November 22, 2011, by and among Registrant, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto.		8-K	000-24821	11/28/2011

10.43
First Amendment, dated as of March 4, 2013, to the Credit Agreement, dated as of November 22, 2011, by and among Registrant, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto.
			10-Q	000-24821	4/19/2013

10.44+	Form of New Director Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	4/19/2013

10.45+	Form of Director Annual Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	4/19/2013

10.46+	Form of Electing Director Quarterly Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	4/19/2013

10.47+	Form of Performance Share Unit Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	4/19/2013

10.48+	Form of Global Stock Option Agreement under Registrant's 2008 Equity Incentive Award Plan.		10-Q	000-24821	7/18/2014

10.49+	Form of Global Restricted Stock Unit Agreement (and Performance-Based Restricted Stock Unit Agreement) under Registrant's 2008 Equity Incentive Award Plan.		10-Q	000-24821	7/18/2014

10.50+	Separation Agreement dated September 15, 2014 between Registrant and Mark Carges.		10-Q	000-24821	10/16/2014

No.	Exhibit Description	Filed with this 10-K	Incorporated by Reference
			Form	File No.	Date Filed

10.51+	Offer Letter dated September 29, 2014 between Registrant and Daniel Schulman.		10-Q	000-24821	10/16/2014

10.52+	Letter Agreement dated September 29, 2014 between Registrant and Devin Wenig.		10-Q	000-24821	10/16/2014

10.53+	Written Description of Transaction Success and Retention Program.	X

10.54+	Amendment dated December 31, 2014 to Offer Letter between Registrant and Daniel Schulman.	X

12.01	Statement regarding computation of ratio of earnings to fixed charges.	X

21.01	List of Subsidiaries.	X

23.01	PricewaterhouseCoopers LLP consent.	X

24.01	Power of Attorney (see signature page).	X

31.01	Certification of Registrant's Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.02	Certification of Registrant's Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.01	Certification of Registrant's Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.02	Certification of Registrant's Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

+	Indicates a management contract or compensatory plan or arrangement

++	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the Securities and Exchange Commission.

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