Form 10-Q
period 2015-03-31
EBAY INC
filed 2015-04-23
CIK 1065088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 20, 2015, there were 1,214,821,692 of the registrant's common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements
eBay Inc.
CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2015	December 31, 2014
	(In millions, except par value amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,473	$6,328
Short-term investments	4,206	3,770
Accounts receivable, net	703	797
Loans and interest receivable, net	3,578	3,600
Funds receivable and customer accounts	10,891	10,545
Other current assets	1,663	1,491
Total current assets	26,514	26,531
Long-term investments	5,647	5,777
Property and equipment, net	2,947	2,902
Goodwill	8,965	9,094
Intangible assets, net	481	564
Other assets	287	264
Total assets	$44,841	$45,132
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$868	$850
Accounts payable	393	401
Funds payable and amounts due to customers	10,891	10,545
Accrued expenses and other current liabilities	5,145	5,393
Deferred revenue	190	188
Income taxes payable	124	154
Total current liabilities	17,611	17,531
Deferred and other tax liabilities, net	768	792
Long-term debt	6,795	6,777
Other liabilities	129	126
Total liabilities	25,303	25,226
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock, $0.001 par value; 3,580 shares authorized; 1,210 and 1,224 shares outstanding	2	2
Additional paid-in capital	14,084	13,887
Treasury stock at cost, 402 and 384 shares	(15,054)	(14,054)
Retained earnings	19,526	18,900
Accumulated other comprehensive income	980	1,171
Total stockholders' equity	19,538	19,906
Total liabilities and stockholders' equity	$44,841	$45,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended March 31,
	2015	2014
	(In millions, except per share amounts)
	(Unaudited)
Net revenues	$4,448	$4,262
Cost of net revenues	1,450	1,351
Gross profit	2,998	2,911
Operating expenses:
Sales and marketing	794	805
Product development	485	480
General and administrative	665	465
Provision for transaction and loan losses	264	204
Amortization of acquired intangible assets	58	79
Total operating expenses	2,266	2,033
Income from operations	732	878
Interest and other, net	8	(5)
Income before income taxes	740	873
Provision for income taxes	(114)	(3,199)
Net income (loss)	$626	$(2,326)
Net income (loss) per share:
Basic	$0.51	$(1.82)
Diluted	$0.51	$(1.82)
Weighted average shares:
Basic	1,216	1,276
Diluted	1,229	1,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2015	2014
	(In millions)
	(Unaudited)
Net income (loss)	$626	$(2,326)
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation gain (loss)	(265)	(29)
Unrealized gains (losses) on investments, net	(22)	(97)
Tax (expense) benefit on unrealized gains (losses) on investments, net	9	42
Unrealized gains (losses) on hedging activities, net	89	15
Tax (expense) benefit on unrealized gains (losses) on hedging activities, net	(2)	(3)
Other comprehensive income (loss), net tax	(191)	(72)
Comprehensive income (loss)	$435	$(2,398)

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2015	2014
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$626	$(2,326)
Adjustments:
Provision for transaction and loan losses	264	204
Depreciation and amortization	381	382
Stock-based compensation	185	149
Deferred income taxes	(87)	3,108
Changes in assets and liabilities, net of acquisition effects	(218)	(343)
Net cash provided by operating activities	1,151	1,174
Cash flows from investing activities:
Purchases of property and equipment	(322)	(206)
Changes in principal loans receivable, net	(12)	(2)
Purchases of investments	(2,423)	(1,261)
Maturities and sales of investments	2,034	2,006
Acquisitions, net of cash acquired	—	(4)
Other	(1)	(1)
Net cash provided by (used in) investing activities	(724)	532
Cash flows from financing activities:
Proceeds from issuance of common stock	38	55
Repurchases of common stock	(1,000)	(1,811)
Excess tax benefits from stock-based compensation	28	60
Tax withholdings related to net share settlements of restricted stock awards and units	(51)	(104)
Funds receivable and customer accounts, net	(346)	(388)
Funds payable and amounts due to customers, net	346	388
Other	—	7
Net cash used in financing activities	(985)	(1,793)
Effect of exchange rate changes on cash and cash equivalents	(297)	8
Net increase (decrease) in cash and cash equivalents	(855)	(79)
Cash and cash equivalents at beginning of period	6,328	4,494
Cash and cash equivalents at end of period	$5,473	$4,415
Supplemental cash flow disclosures:
Cash paid for interest	$74	$36
Cash paid for income taxes	$101	$35
The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — The Company and Summary of Significant Accounting Policies

The Company

We are a global technology company that enables commerce through three reportable segments: Marketplaces, Payments and Enterprise. Our Marketplaces segment includes our eBay.com platform and its localized counterparts and our other online platforms, such as our online classifieds sites and StubHub. Our Payments segment is comprised of our PayPal business. Our Enterprise segment includes our Magento business and provides commerce technologies, omnichannel operations and marketing solutions for merchants of all sizes that operate in general merchandise categories. In January 2015, we announced that we will be exploring strategic options for eBay Enterprise, including a possible sale or partial sale, or IPO.

On September 30, 2014, we announced that our Board of Directors, following a strategic review of our growth strategies and structure, has approved a plan to separate PayPal (consisting of our Payments segment) into an independent publicly traded company. We expect to complete the transaction as a tax-free spin-off in the second half of 2015, subject to market, regulatory, and certain other conditions. We also announced that Dan Schulman has been appointed as President of PayPal and CEO-designee of the standalone PayPal company following separation, and that Devin Wenig, currently president of eBay Marketplaces, will become CEO of eBay following separation. We have also recently announced that, following the separation, we expect that Tom Tierney will become the Chairman of the Board of eBay Inc. and that John Donahoe will become the Chairman of the Board of PayPal Holdings, Inc.

We are required to comply with various regulations worldwide in order to operate our businesses, particularly our Payments business. We also partner with banks and other financial institutions to offer our Payments services globally. Changes in laws or regulations, non-compliance with laws or regulations or loss of key bank or financial institution partners could have a significant adverse impact on our ability to operate our Payments business; therefore, we monitor these areas closely with the goal of mitigating potential adverse impacts.

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2014. We have evaluated all subsequent events through the date these condensed consolidated financial statements were issued. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for fair presentation of the condensed consolidated financial statements for interim periods.

Recent Accounting Pronouncements

In 2014, the FASB issued new guidance related to reporting discontinued operations. This new standard raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The new standard is effective for the Company and will impact the treatment of our planned spin-off of PayPal expected to occur in the second half of 2015 and any potential disposition transaction related to our Enterprise segment. This new accounting guidance will impact our financial statements by requiring additional disclosures after the spin-off of PayPal.

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

In 2014, the FASB issued new guidance related to development-stage entities. The new standard removes all incremental financial reporting requirements from GAAP for development-stage entities. The accounting standards update also removes an exception provided to development stage entities in consolidations for determining whether an entity is a variable interest entity. As of the first annual period beginning after December 15, 2014, the presentation and disclosure requirements in Topic 915 will no longer be required. The revised consolidation standards are effective one year later, for fiscal years beginning after December 15, 2015. Early adoption is permitted. The adoption of the presentation and disclosure requirements in Topic 915 did not have a material impact on our financial statements. We are evaluating the impact, if any, of adopting the remaining new accounting guidance on our financial statements.

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

In 2015, the FASB issued new guidance related to consolidations. The new standard amends the guidelines for determining whether certain legal entities should be consolidated and reduces the number of consolidation models. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We are evaluating the impact, if any, of adopting this new accounting guidance on our financial statements.

In 2015, the FASB issued new guidance related to presentation of debt issue costs. The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We are evaluating the impact, if any, of adopting this new accounting guidance on our financial statements.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2015, the FASB issued new guidance related to accounting for fees paid in a cloud computing arrangement. The new standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We are evaluating the impact, if any, of adopting this new accounting guidance on our financial statements.

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

	Three Months Ended March 31,
	2015	2014
	(In millions, except per share amounts)
Numerator:
Net income (loss)	$626	$(2,326)
Denominator:
Weighted average shares of common stock - basic	1,216	1,276
Dilutive effect of equity incentive awards	13	—
Weighted average shares of common stock - diluted	1,229	1,276
Net income (loss) per share:
Basic	$0.51	$(1.82)
Diluted	$0.51	$(1.82)
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	4	51

Note 3 — Goodwill and Intangible Assets

Goodwill

The following table presents goodwill balances and adjustments to those balances for each of our reportable segments during the three months ended March 31, 2015:

	December 31, 2014	Goodwill Acquired	Adjustments	March 31, 2015
	(In millions)
Reportable segments:
Marketplaces	$4,678	$—	$(127)	$4,551
Payments	3,130	—	(2)	3,128
Enterprise	1,286	—	—	1,286
	$9,094	$—	$(129)	$8,965

The adjustments to goodwill during the three months ended March 31, 2015 were due primarily to foreign currency translations.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2015, we announced that we will be exploring strategic options for our eBay Enterprise business, including a possible sale or partial sale, or IPO. If the expected fair value received in a disposition of our eBay Enterprise business is less than its carrying value, a goodwill impairment charge will be realized.

Intangible Assets

The components of identifiable intangible assets are as follows:

	March 31, 2015				December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
	(In millions, except years)
Intangible assets:
Customer lists and user base	$1,626	$(1,394)	$232	5	$1,641	$(1,367)	$274	5
Marketing related	821	(721)	100	5	849	(729)	120	5
Developed technologies	575	(490)	85	4	579	(478)	101	4
All other	281	(217)	64	4	279	(210)	69	4
	$3,303	$(2,822)	$481		$3,348	$(2,784)	$564

Amortization expense for intangible assets was $80 million and $109 million for the three months ended March 31, 2015 and 2014, respectively.

Expected future intangible asset amortization as of March 31, 2015 is as follows (in millions):

Fiscal years:
Remaining 2015	$228
2016	178
2017	50
2018	20
2019	5
Thereafter	—
$481

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

The corporate and other category includes income, expenses and charges such as:

•	results of operations of various initiatives which support all of our reportable segments;

•	corporate management costs, such as human resources, finance and legal, not allocated to our segments;

•	amortization of intangible assets;

•	separation related expenses;

•	restructuring charges; and

•	stock-based compensation expense.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize the financial performance of our reportable segments and provide a reconciliation to our consolidated operating results for the periods reflected below:

	Three Months Ended March 31,
	2015	2014
	(In millions)
Net Revenue
Marketplaces
Net transaction revenues	$1,672	$1,727
Marketing services and other revenues	397	428
	2,069	2,155
Payments
Net transaction revenues	1,940	1,700
Marketing services and other revenues	168	145
	2,108	1,845
Enterprise
Net transaction revenues	224	208
Marketing services and other revenues	64	61
	288	269

Elimination of inter-segment net revenue (1)	(17)	(7)
Total consolidated net revenue	$4,448	$4,262

Operating income (loss)
Marketplaces	$811	$856
Payments	533	475
Enterprise	14	13
Corporate and other	(626)	(466)
Total operating income (loss)	$732	$878

(1) Represents revenue generated between our reportable segments.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5 — Investments

At March 31, 2015 and December 31, 2014, the estimated fair value of our short-term and long-term investments classified as available for sale, were as follows:

	March 31, 2015
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Short-term investments:
Restricted cash	$36	$—	$—	$36
Corporate debt securities	3,108	2	(1)	3,109
Government and agency securities	5	—	—	5
Time deposits and other	60	—	—	60
Equity instruments	10	986	—	996
	$3,219	$988	$(1)	$4,206
Long-term investments:
Corporate debt securities	5,360	31	(10)	5,381
Government and agency securities	51	—	—	51
	$5,411	$31	$(10)	$5,432

	December 31, 2014
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Short-term investments:
Restricted cash	$29	$—	$—	$29
Corporate debt securities	2,519	1	(1)	2,519
Government and agency securities	3	—	—	3
Time deposits and other	181	—	—	181
Equity instruments	10	1,028	—	1,038
	$2,742	$1,029	$(1)	$3,770
Long-term investments:
Corporate debt securities	5,319	18	(18)	5,319
Government and agency securities	232	1	—	233
	$5,551	$19	$(18)	$5,552

We had no material long-term or short-term investments that have been in a continuous unrealized loss position for more than 12 months as of March 31, 2015 and December 31, 2014. Refer to "Note 14 - Accumulated Other Comprehensive Income" for amounts reclassified to earnings from unrealized gains and losses.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair values of our short-term and long-term investments classified as available for sale by date of contractual maturity at March 31, 2015 are as follows:

March 31, 2015
(In millions)
One year or less (including restricted cash of $36)	$3,210
One year through two years	1,776
Two years through three years	2,188
Three years through four years	1,073
Four years through five years	324
Five years through six years	58
Six years through seven years	1
Seven years through eight years	—
Eight years through nine years	11
Nine years through ten years	1
$8,642
Equity and cost method investments
We have made multiple equity and cost method investments which are reported in long-term investments on our consolidated balance sheet. As of March 31, 2015 and December 31, 2014, our equity and cost method investments totaled $215 million and $225 million, respectively.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6 — Fair Value Measurement of Assets and Liabilities

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014:

Description	Balance as of March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents	$5,473	$3,867	$1,606
Short-term investments:
Restricted cash	36	36	—
Corporate debt securities	3,109	—	3,109
Government and agency securities	5	—	5
Time deposits	60	—	60
Equity instruments	996	996	—
Total short-term investments	4,206	1,032	3,174
Funds receivable and customer accounts	3,745	—	3,745
Derivatives	376	—	376
Long-term investments:
Corporate debt securities	5,381	—	5,381
Government and agency securities	51	—	51
Total long-term investments	5,432	—	5,432
Total financial assets	$19,232	$4,899	$14,333

Liabilities:
Derivatives	$51	$—	$51

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Description	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents	$6,328	$3,917	$2,411
Short-term investments:
Restricted cash	29	29	—
Corporate debt securities	2,519	—	2,519
Government and agency securities	3	—	3
Time deposits	181	—	181
Equity instruments	1,038	1,038	—
Total short-term investments	3,770	1,067	2,703
Funds receivable and customer accounts	4,161	—	4,161
Derivatives	222	—	222
Long-term investments:
Corporate debt securities	5,319	—	5,319
Government and agency securities	233	—	233
Total long-term investments	5,552	—	5,552
Total financial assets	$20,033	$4,984	$15,049

Liabilities:
Derivatives	$29	$—	$29

Our financial assets and liabilities are valued using market prices on both active markets (level 1) and less active markets (level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. The majority of our derivative instruments are valued using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as equity prices, interest rate yield curves, option volatility and currency rates. We did not have any transfers of financial instruments between valuation levels during the three months ended March 31, 2015.

Cash and cash equivalents are short-term, highly liquid investments with original or remaining maturities of three months or less when purchased and are comprised primarily of bank deposits, certificates of deposit, commercial paper and money market funds. We had total funds receivable and customer accounts of $10.9 billion as of March 31, 2015, of which $3.7 billion was invested in time deposits and U.S. and foreign government and agency securities. We elect to account for certain customer accounts, including foreign-currency denominated available-for-sale investments, under the fair value option. Election of the fair value option allows us to significantly reduce the accounting asymmetry that would otherwise arise when recognizing foreign exchange gains and losses relating to available-for-sale investments and the corresponding customer liabilities.

In addition, we had cost and equity method investments of approximately $215 million and $225 million included in long-term investments on our condensed consolidated balance sheet at March 31, 2015 and December 31, 2014, respectively.

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

As of March 31, 2015 and December 31, 2014, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

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

Foreign Exchange Contracts

We transact business in various foreign currencies and have significant international revenues as well as costs denominated in foreign currencies, which subjects us to foreign currency risk. We use foreign currency exchange contracts, generally with maturities of 18 months or less, to reduce the volatility of cash flows primarily related to forecasted revenues, expenses, assets and liabilities denominated in foreign currencies. The objective of the foreign exchange contracts is to better ensure that the U.S. dollar-equivalent cash flows are not adversely affected by changes in the applicable U.S. dollar/foreign currency exchange rate. For derivative instruments that are designated as cash flow hedges, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings in the same period the forecasted transaction affects earnings. The ineffective portion of the unrealized gains and losses on these contracts, if any, is recorded immediately in earnings. We evaluate the effectiveness of our foreign exchange contracts on a quarterly basis. We do not use any foreign exchange contracts for trading purposes.

For our derivative instruments designated as cash flow hedges, the amounts recognized in earnings related to the ineffective portion were not material in each of the periods presented, and we did not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness. As of March 31, 2015, we have estimated that approximately $243 million of net derivative gains related to our cash flow hedges included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

Interest Rate Contracts

In connection with the July 2014 issuance of our fixed rate notes due 2019, 2021 and 2024, we entered into certain interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with $2.4 billion of these notes so that the interest payable on these senior notes effectively became variable based on London InterBank Offered Rate (LIBOR) plus a spread. We have designated these swap agreements as qualifying hedging instruments and are accounting for them as fair value hedges. These transactions are characterized as fair value hedges for financial accounting purposes because they protect us against changes in the fair value of certain of our fixed rate borrowings due to benchmark interest rate movements. Changes in the fair values of these interest rate swap agreements are recognized in other assets or other liabilities with a corresponding increase or decrease in long-term debt. Each quarter we pay interest based on LIBOR plus a spread to the counterparty and on a semi-annual basis receive interest from the counterparty per the fixed rate of these senior notes. The net amount is recognized as interest expense in interest and other, net. The ineffective portion of the unrealized gains and losses on these contracts, if any, is recorded immediately in earnings. We evaluate the effectiveness of our contracts on a quarterly basis. We do not use any interest rate swap agreements for trading purposes.

For our derivative instruments designated as fair value hedges, the amounts recognized in earnings related to the ineffective portion were not material in each of the periods presented, and we did not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Derivative Contracts

The fair values of our outstanding derivative instruments as of March 31, 2015 and December 31, 2014 were as follows:

	Balance Sheet Location	March 31, 2015	December 31, 2014
		(In millions)
Derivative Assets:
Foreign exchange contracts designated as cash flow hedges	Other Current Assets	$257	$170
Foreign exchange contracts not designated as hedging instruments	Other Current Assets	60	30
Interest rate contracts designated as fair value hedges	Other Assets	59	22
Total derivative assets		$376	$222

Derivative Liabilities:
Foreign exchange contracts designated as cash flow hedges	Other Current Liabilities	$—	$2
Foreign exchange contracts not designated as hedging instruments	Other Current Liabilities	51	27
Total derivative liabilities		$51	$29

Total fair value of derivative instruments		$325	$193

Under the master netting agreements with the respective counterparties to our derivative contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis on our condensed consolidated balance sheet. As of March 31, 2015, the potential effect of rights of set-off associated with the foreign exchange contracts discussed above would be an offset to both assets and liabilities by $47 million, resulting in net derivative assets and derivative liabilities of $270 million and $4 million, respectively. We are not required to pledge, nor are we entitled to receive, collateral related to our foreign exchange derivative transactions. As of March 31, 2015, we had neither pledged nor received collateral related to our interest rate derivative transactions.

Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following table summarizes the activity of derivative contracts that qualify for hedge accounting as of March 31, 2015 and December 31, 2014, and the impact of these derivative contracts on accumulated other comprehensive income for the three months ended March 31, 2015:

	December 31, 2014	Amount of gain (loss) recognized in other comprehensive income (effective portion)	Amount of gain (loss) reclassified from accumulated other comprehensive income to net revenue and operating expense (effective portion)	March 31, 2015
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$168	$159	$70	$257

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

Effect of Derivative Contracts on Condensed Consolidated Statement of Income

The following table provides the location in our financial statements of the recognized gains or losses related to our foreign exchange derivative instruments:

	Three Months Ended March 31,
	2015	2014
	(In millions)
Foreign exchange contracts designated as cash flow hedges recognized in net revenues	$50	$(17)
Foreign exchange contracts designated as cash flow hedges recognized in operating expenses	20	(4)
Foreign exchange contracts not designated as hedging instruments recognized in interest and other, net	27	(10)
Total gain (loss) recognized from foreign exchange derivative contracts in the condensed consolidated statement of income	$97	$(31)

The following table provides the location in our financial statements of the recognized gains or losses related to our interest rate derivative instruments:

	Three Months Ended March 31,
	2015	2014
	(In millions)
Gain (loss) from interest rate contracts designated as fair value hedges recognized in interest and other, net	$59	N/A
Gain (loss) from hedged items attributable to hedged risk recognized in interest and other, net	(59)	N/A
Total gain (loss) recognized from interest rate derivative contracts in the condensed consolidated statement of income	$—	N/A

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

	March 31,
	2015	2014
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$2,040	$1,802
Foreign exchange contracts not designated as hedging instruments	3,276	2,996
Interest rate contracts designated as fair value hedges	2,400	N/A
Total	$7,716	$4,798

Note 8 — Debt
The following table summarizes the carrying value of our outstanding debt:

	Coupon	Carrying Value as of	Effective	Carrying Value as of	Effective
	Rate	March 31, 2015	Interest Rate	December 31, 2014	Interest Rate
	(In millions, except percentages)
Long-Term Debt
Floating Rate Notes:
Senior notes due 2017	LIBOR plus 0.20%	$450	0.562%	450	0.560%
Senior notes due 2019	LIBOR plus 0.48%	400	0.813%	400	0.811%

Fixed Rate Notes:
Senior notes due 2017	1.350%	1,000	1.456%	1,000	1.456%
Senior notes due 2019	2.200%	1,148	2.346%	1,148	2.346%
Senior notes due 2020	3.250%	498	3.389%	498	3.389%
Senior notes due 2021	2.875%	749	2.993%	749	2.993%
Senior notes due 2022	2.600%	999	2.678%	999	2.678%
Senior notes due 2024	3.450%	749	3.531%	749	3.531%
Senior notes due 2042	4.000%	743	4.114%	743	4.114%
Total senior notes		6,736		6,736
Hedge accounting fair value adjustments		59		22
Other indebtedness		—		19
Total long-term debt		$6,795		$6,777

Short-Term Debt
Senior notes due 2015	0.700%	250	0.820%	250	0.820%
Senior notes due 2015	1.625%	600	1.805%	600	1.805%
Other indebtedness		18		—
Total short-term debt		868		850
Total Debt		$7,663		$7,627

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The effective interest rates for our senior notes include the interest payable, the amortization of debt issuance costs and the amortization of any original issue discount on these senior notes. Interest on these senior notes is payable either quarterly or semiannually. Interest expense associated with our senior notes, including amortization of debt issuance costs, during the three months ended March 31, 2015 and 2014 was approximately $45 million and $25 million, respectively. At March 31, 2015, the estimated fair value of these senior notes was approximately $7.6 billion.

The indenture pursuant to which the senior notes were issued includes customary covenants that, among other things and subject to exceptions, limit our ability to incur, assume or guarantee debt secured by liens on specified assets or enter into sale and lease-back transactions with respect to specified properties, and also includes customary events of default.
Other Indebtedness
Our other indebtedness is comprised of overdraft facilities. We have formal overdraft facilities in India bearing interest on drawn balances at a rate of approximately 10% per annum. Drawn balances are expected to be repaid in less than one year.
Commercial Paper
We have an up to $2 billion commercial paper program pursuant to which we may issue commercial paper notes with maturities of up to 397 days from the date of issue in an aggregate principal amount at maturity of up to $2 billion outstanding at any time. As of March 31, 2015, there were no commercial paper notes outstanding.
Credit Agreement
As of March 31, 2015, no borrowings or letters of credit were outstanding under our $3 billion credit agreement. However, as described above, we have an up to $2 billion commercial paper program and therefore maintain $2 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due. As a result, at March 31, 2015, $1 billion of borrowing capacity was available for other purposes permitted by the credit agreement. The credit agreement includes customary representations, warranties, affirmative and negative covenants, including a financial covenant, events of default and indemnification provisions in favor of the banks. The negative covenants include restrictions regarding the incurrence of liens, subject to certain exceptions. The financial covenant requires us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio.
We were in compliance with all covenants in our outstanding debt instruments for the three-month period ended March 31, 2015.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9 — Commitments and Contingencies

Commitments

 As of March 31, 2015, approximately $21.5 billion of unused credit was available to PayPal Credit accountholders. While this amount represents the total unused credit available, we have not experienced, and do not anticipate, that all of our PayPal Credit accountholders will access their entire available credit at any given point in time. In addition, the individual lines of credit that make up this unused credit are subject to periodic review and termination by the chartered financial institutions that are the issuers of PayPal Credit products based on, among other things, account usage and customer creditworthiness. When a consumer makes a purchase using a PayPal Credit product, the chartered financial institution extends credit to the consumer, funds the extension of credit at the point of sale and advances funds to the merchant. We subsequently purchase the consumer receivables related to the consumer loans and as a result of that purchase, bear the risk of loss in the event of loan defaults. However, we subsequently sell a participation interest in the entire pool of consumer loans to the chartered financial institution that extended the consumer loans. Although the chartered financial institution continues to own each customer account, we own and bear the risk of loss on the related consumer receivables, less the participation interest held by the chartered financial institution, and PayPal is responsible for all servicing functions related to the customer account balances. As of March 31, 2015, the total outstanding principal balance of this pool of consumer loans was $3.6 billion, of which the chartered financial institution owned a participation interest of $169 million, or 4.63% of the total outstanding balance of the consumer loans as of that date.

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

Litigation and Other Legal Matters

Overview
We are involved in legal and regulatory proceedings on an ongoing basis. Many of these proceedings are in early stages and may seek an indeterminate amount of damages. If we believe that a loss arising from such matters is probable and can be reasonably estimated, we accrue the estimated liability in our financial statements. If only a range of estimated losses can be determined, we accrue an amount within the range that, in our judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we accrue the low end of the range. For those proceedings in which an unfavorable outcome is reasonably possible but not probable, we have disclosed an estimate of the reasonably possible loss or range of losses or we have concluded that an estimate of the reasonably possible loss or range arising directly from the proceeding (i.e., monetary damages or amounts paid in judgment or settlement) are not material. If we cannot estimate the probable or reasonably possible loss or range of losses arising from a proceeding, we have disclosed that fact. In assessing the materiality of a proceeding, we evaluate, among other factors, the amount of monetary damages claimed, as well as the potential impact of non-monetary remedies sought by plaintiffs (e.g., injunctive relief) that may require us to change our business practices in a manner that could have a material adverse impact on our business. With respect to the matters disclosed in this Note 9, we are unable to estimate the possible loss or range of losses that could potentially result from the application of such non-monetary remedies.

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable were not material for the three months ended March 31, 2015. Except as otherwise noted for the proceedings described in this Note 9, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to significant uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Litigation

eBay's Korean subsidiary, IAC (which has merged into Gmarket and is now named eBay Korea), has notified its approximately 20 million users of a January 2008 data breach involving personally identifiable information including name, address, resident registration number and some transaction and refund data (but not including credit card information or real time banking information). Approximately 149,000 users sued IAC over this breach in several lawsuits in Korean courts and trial for a group of representative suits began in August 2009 in the Seoul Central District Court (SCDC). There is some precedent in Korea for a court to grant “consolation money” for data breaches without a specific finding of harm from the breach. In January 2010, the SCDC ruled that IAC had met its obligations with respect to defending the website from intrusion and, accordingly, had no liability for the breach. This January 2010 ruling was appealed by approximately 34,000 plaintiffs to the Seoul High Court. In 2012, the Seoul High Court announced its decision upholding the SCDC's January 2010 decision for three cases, and during 2013, the Seoul High Court upheld the SCDC's January 2010 ruling in another 18 cases. The Seoul High Court's decision was appealed by 33,218 plaintiffs in 11 cases to the Korea Supreme Court. In February 2015, the Korea Supreme Court upheld the lower courts’ decisions in favor of IAC and dismissed the plaintiffs’ appeals in all 11 pending cases.

In January 2013, the Seoul Western District Court ruled in favor of IAC with respect to two other cases filed by 2,291 plaintiffs by following the SCDC's January 2010 ruling, and 2,284 plaintiffs proceeded to appeal this decision of the Seoul Western District Court to the Seoul High Court. On April 4, 2015, these two remaining Seoul High Court cases were withdrawn, and there is no relevant case pending in this matter before any court. While it is not practical, it is possible for IAC users to file new lawsuits until the statute of limitations expires in January 2018.

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

Regulatory Proceedings

PayPal routinely reports to the U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC) on payments it has rejected or blocked pursuant to OFAC sanctions regulations and on any possible violations of those regulations. PayPal has cooperated with OFAC in recent years regarding PayPal’s review process over transaction monitoring and has self-reported a large number of small dollar amount transactions that could possibly be in violation of OFAC sanctions regulations. In March 2015, we reached a settlement with OFAC regarding the possible violations arising from our practices between 2009 and 2013, before our implementation of real-time monitoring processes. The settlement did not have a material impact on our financial statements. In addition, we continue to cooperate with OFAC regarding more recent self-reported transactions that could also possibly be in violation of OFAC sanctions regulations. Such self-reported transactions could result in claims or actions against us including litigation, injunctions, damage awards or require us to change our business practices that could result in a material loss, require significant management time, result in the diversion of significant operational resources or otherwise harm our business.

On August 7, 2013 and January 13, 2014, eBay, PayPal and certain wholly owned subsidiaries of PayPal received Civil Investigative Demands (CIDs) from the Consumer Financial Protection Bureau (CFPB) requesting that we provide testimony, produce documents and provide information relating primarily to the acquisition, management, and operation of our PayPal Credit products, including online credit products and services, advertising, loan origination, customer acquisition, servicing, debt collection, and complaints handling practices. The CIDs could lead to an enforcement action and/or one or more significant consent orders, which may result in substantial costs, including legal fees, fines, penalties and remediation expenses. We are cooperating with the CFPB in connection with the CIDs and are engaging in settlement discussions. The CFPB provided us with a Notice and Opportunity to Respond and Advise and indicated that a lawsuit could be filed against us as early as the second quarter of 2015. Resolution of these inquiries could require us to make monetary payments to certain customers, pay fines and/or change the manner in which we operate the PayPal Credit products, which could adversely affect our business.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

General Matters

Other third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We are subject to patent disputes, and expect that we will increasingly be subject to additional patent infringement claims involving various aspects of our Marketplaces, Payments and Enterprise businesses as our products and services continue to expand in scope and complexity. Such claims may be brought directly or indirectly against our companies and/or against our customers (who may be entitled to contractual indemnification under their contracts with us), and we are subject to increased exposure to such claims as a result of our recent acquisitions, particularly in cases where we are entering into new lines of business or acquiring new technologies in connection with such acquisitions. We have in the past been forced to litigate such claims. We may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act, the Lanham Act and the Communications Decency Act are interpreted by the courts, and as we expand the scope of our businesses (both in terms of the range of products and services that we offer and our geographical operations) and become subject to laws in jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves are either unclear or less favorable. We believe that additional lawsuits alleging that we have violated patent, copyright or trademark laws will be filed against us. Intellectual property claims, whether meritorious or not, are typically time consuming and costly to defend and resolve, could require expensive changes in our methods of doing business or could require us to enter into costly royalty or licensing agreements on unfavorable terms.

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Off-Balance Sheet Arrangements

As of March 31, 2015, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

We have various cash pooling arrangements with financial institutions for cash management purposes. These arrangements allow for cash withdrawals from these financial institutions based upon our aggregate operating cash balances held within the same financial institutions (“Aggregate Cash Deposits”). These arrangements also allow us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by these financial institutions as a basis for calculating our net interest expense or income under these arrangements. As of March 31, 2015, we had a total of $7.2 billion in cash withdrawals offsetting our $7.2 billion in Aggregate Cash Deposits held within these financial institutions under these cash pooling arrangements.

Note 10 — Stock Repurchase Programs

In January 2014, our board of directors authorized a stock repurchase program that provided for the repurchase of up to an additional $5 billion of our common stock, with no expiration from the date of authorization. In January 2015, our board of directors authorized an additional $2 billion stock repurchase program, with no expiration from the date of authorization. The stock repurchase programs are intended to offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, to make opportunistic repurchases of our common stock to reduce our outstanding share count. Any share repurchases under our stock repurchase programs may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives.

Our stock repurchase programs may be limited or terminated at any time without prior notice. The timing and actual number of shares repurchased will depend on a variety of factors, including corporate and regulatory requirements, price and other market conditions and management's determination as to the appropriate use of our cash.

The stock repurchase activity under our stock repurchase programs during the three months ended March 31, 2015 is summarized as follows:

	Shares Repurchased	Average Price per Share (1)	Value of Shares Repurchased	Remaining Amount Authorized
	(In millions, except per share amounts)
Balance as of January 1, 2015				$985
Authorization of additional plan in January 2015				2,000
Repurchase of shares of common stock	18	$56.95	1,000	(1,000)
Balance as of March 31, 2015				$1,985

(1) Stock repurchase activity excludes broker commissions.

As of March 31, 2015, a total of approximately $2.0 billion remained available for future repurchases of our common stock under our January 2015 stock repurchase program. These repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. No repurchased shares of common stock have been retired.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11 — Stock-Based Plans

Stock Option Activity

The following table summarizes stock option activity for the three months ended March 31, 2015:

Options
(In millions)
Outstanding as of January 1, 2015	10
Granted and assumed	—
Exercised	(2)
Forfeited/expired/canceled	—
Outstanding as of March 31, 2015	8

The weighted average exercise price of stock options granted during the period was $53.28 per share and the related weighted average grant date fair value was $13.16 per share.

Restricted Stock Unit Activity

The following table summarizes restricted stock unit ("RSU") activity for the three months ended March 31, 2015:

Units
(In millions)
Outstanding as of January 1, 2015	36
Awarded and assumed	1
Vested	(3)
Forfeited	(1)
Outstanding as of March 31, 2015	33

The weighted average grant date fair value for RSUs awarded during the period was $54.71 per share.

 Stock-Based Compensation Expense

The impact on our results of operations of recording stock-based compensation expense for the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,
	2015	2014
	(In millions)
Cost of net revenues	$21	$17
Sales and marketing	47	42
Product development	58	51
General and administrative	59	39
Total stock-based compensation expense	$185	$149
Capitalized in product development	$4	$4

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Valuation Assumptions

We calculated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Risk-free interest rate	1.46%	1.06%
Expected life (in years)	4.4	3.9
Dividend yield	—%	—%
Expected volatility	27%	29%

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

Note 12 — Income Taxes

The following table reflects changes in unrecognized tax benefits for the three months ended March 31, 2015:

(In millions)
Gross amounts of unrecognized tax benefits as of January 1, 2015	$396
Increases related to prior period tax positions	15
Decreases related to prior period tax positions	(7)
Increases related to current period tax positions	12
Settlements	(2)
Gross amounts of unrecognized tax benefits as of March 31, 2015	$414

As of March 31, 2015, our liabilities for unrecognized tax benefits were included in accrued expenses and other current liabilities, deferred and other tax liabilities, net and as a reduction of the amount of deferred tax asset for tax credit carryforwards. The increase in liabilities for unrecognized tax benefits for the first three months of 2015 relates primarily to tax examination risks assessed during the period and transaction costs incurred in conjunction with the spin-off of PayPal.

We recognize interest and/or penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties accrued as of March 31, 2015 and December 31, 2014 was approximately $78 million and $71 million, respectively.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13 — Loans and Interest Receivable, Net

Loans and interest receivable primarily represent purchased consumer receivables arising from loans made by our partner chartered financial institutions to individual consumers to purchase goods and services using our PayPal Credit products. Although a chartered financial institution continues to own each respective customer account, we own the related consumer receivable and PayPal is responsible for all servicing functions related to the customer accounts. Effective August 2013, ownership of most of the existing customer accounts was transitioned from WebBank to a new chartered financial institution, Comenity Capital Bank. As part of the arrangement, we sell Comenity Capital Bank a participation interest in the entire pool of consumer receivables outstanding under the customer accounts. During the three months ended March 31, 2015 and 2014, we purchased approximately $1.4 billion and $1.1 billion, respectively, in consumer receivables. As of March 31, 2015, the total outstanding principal balance of this pool of consumer receivables was $3.6 billion, of which Comenity Capital Bank owned a participation interest of $169 million, or 4.63% of the total outstanding balance of the consumer receivables at that date. In April 2015, we concluded an arrangement with certain investors under which we have agreed to sell a participation interest in a portion of these consumer receivables. Comenity Capital Bank and these investors have no recourse against us related to their respective participation interests for failure of debtors to pay when due. The participation interest held by Comenity Capital Bank and these investors have the same priority to the interests held by us and are subject to the same credit, prepayment, and interest rate risk associated with the consumer receivables. As of March 31, 2015, we classified approximately $700 million of the consumer receivables related to the participation interest we agreed to sell to investors as held for sale. The consumer receivables held for sale are recorded at the lower of cost or fair value on an aggregate portfolio basis. No adjustment to the carrying value was recorded as a result of classifying these consumer receivables as held for sale.

Loans and interest receivable are reported at their outstanding principal balances, net of participation interest sold and pro-rata allowances, including unamortized deferred origination costs and estimated collectible interest and fees. We use a consumer's FICO score, among other measures, in evaluating the credit quality of our consumer receivables. A FICO score is a type of credit score that lenders use to assess an applicant's credit risk and whether to extend credit. Individual FICO scores generally are obtained each quarter the consumer has an outstanding consumer receivable owned by PayPal Credit. The weighted average consumer FICO score related to the pool of consumer receivables and interest receivable balance outstanding as of March 31, 2015 was 684 compared to 687 as of December 31, 2014. As of March 31, 2015 and December 31, 2014, approximately 52.4% and 54.2%, respectively, of the pool of consumer receivables and interest receivable balance was due from consumers with FICO scores greater than 680, which is generally considered "prime" by the consumer credit industry. As of March 31, 2015 and December 31, 2014, approximately 10.7% and 9.2%, respectively, of the pool of consumer receivables and interest receivable balance was due from customers with FICO scores below 599. As of March 31, 2015 and December 31, 2014, approximately 91% and 89%, respectively, of the portfolio of consumer receivables and interest receivable was current.

During 2013, we began working with a chartered financial institution, for the chartered financial institution to offer working capital loans to selected merchant sellers. We subsequently purchase the related merchant receivable from the chartered financial institution and, as a result, bear the risk of loss in the event the loan defaults. Under the program, participating merchants can borrow a certain percentage of their annual payment volume processed by PayPal and are charged a fixed fee for the loan. As of March 31, 2015, the total outstanding balance of this pool of merchant receivables was approximately $125 million.

The following table summarizes the activity in the allowance for loans and interest receivable, net of participating interest sold, for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(In millions)
Balance as of January 1	$195	$146
Charge-offs	(92)	(70)
Recoveries	11	7
Provision	86	66
Balance as of March 31	$200	$149

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14 — Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended March 31, 2015:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains on Investments	Foreign Currency Translation	Estimated tax (expense) benefit	Total
	(In millions)
Beginning balance	$168	$1,029	$334	$(360)	$1,171
Other comprehensive income before reclassifications	159	(23)	(265)	7	(122)
Amount of gain (loss) reclassified from accumulated other comprehensive income	70	(1)	—	—	69
Net current period other comprehensive income	89	(22)	(265)	7	(191)
Ending balance	$257	$1,007	$69	$(353)	$980

The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended March 31, 2014:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains on Investments	Foreign Currency Translation	Estimated tax (expense) benefit	Total
	(In millions)
Beginning balance	$(106)	$921	$657	$(316)	$1,156
Other comprehensive income before reclassifications	(6)	(90)	(29)	39	(86)
Amount of gain (loss) reclassified from accumulated other comprehensive income	(21)	7	—	—	(14)
Net current period other comprehensive income	15	(97)	(29)	39	(72)
Ending balance	$(91)	$824	$628	$(277)	$1,084

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides details about reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2015 and 2014:

Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Statement of Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income
		Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
		(In millions)
Gains (losses) on cash flow hedges - foreign exchange contracts	Net Revenues	$50	$(17)
	Cost of net revenues	6	(1)
	Sales and marketing	1	—
	Product development	11	(2)
	General and administrative	2	(1)
	Total, before income taxes	70	(21)
	Provision for income taxes	—	—
	Total, net of income taxes	70	(21)

Unrealized gains on investments	Interest and other, net	(1)	7
	Total, before income taxes	(1)	7
	Provision for income taxes	—	—
	Total, net of income taxes	(1)	7

Total reclassifications for the period	Total, net of income taxes	$69	$(14)

Note 15 — Restructuring

In January 2015, at a regular meeting of our Board of Directors (the “Board”), the Board approved a plan to implement a strategic reduction of our existing global workforce. As a result, we are reducing our workforce globally. The reduction is expected to be substantially completed in the first half of 2015. The restructuring costs are aggregated in general and administrative expenses in the condensed consolidated statement of income.

The following table summarizes by segment the restructuring costs recognized during the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Employee Severance and Benefits	Other Associated Costs	Total	Employee Severance and Benefits	Other Associated Costs	Total
	(In millions)
Marketplaces	$60	$—	$60	$—	$—	$—
Payments	48	—	48	—	—	—
Enterprise	6	5	11	—	—	—
Total restructuring	$114	$5	$119	$—	$—	$—

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the restructuring reserve activity during the three months ended March 31, 2015:

	Employee Severance and Benefits	Other Associated Costs	Total
	(In millions)
Accrued liability as of January 1, 2015	$—	$—	$—
Charges (benefit)	114	5	119
Payments	(42)	(3)	(45)
Accrued liability as of March 31, 2015	$72	$2	$74

Note 16 — Subsequent Events

In April 2015, we concluded an arrangement with certain investors under which we have agreed to sell a participation interest of approximately $700 million in a portion of our purchased consumer receivables arising from loans made by our partner chartered financial institutions to individual consumers to purchase goods and services using our PayPal Credit products. This transaction, which is subject to customary closing conditions, is expected to close in the second quarter of 2015. The carrying value of such consumer receivables upon the funding of this participation interest may differ from the carrying value as of March 31, 2015 due to normal, ongoing payment and resolution activity.

In April 2015, we completed our acquisition of Paydiant, Inc. for approximately $285 million, consisting primarily of cash. The acquisition of Paydiant is intended to expand our capabilities in mobile payments. Using Paydiant’s platform, our merchant partners can create their own branded wallets to accelerate mobile-in-store payments and drive consumer engagement through mobile payments, loyalty, offers and the prioritization of preferred payment types, such as store branded credit cards and gift cards. We are in the process of determining the purchase price allocation for this acquisition.

In April 2015, we completed our acquisition of CyActive Security, Ltd. CyActive is a cybersecurity firm that specializes in technology that predicts how malware will develop. The acquisition of CyActive is intended to further enhance our risk assessment capabilities used to protect merchants and consumers on our Payments Platform. We are in the process of determining the purchase price allocation for this acquisition.

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

Overview

We are a global technology company that enables commerce through three reportable segments: Marketplaces, Payments and Enterprise. Our Marketplaces segment includes our eBay.com platform and its localized counterparts and our other online platforms, such as our online classifieds sites and StubHub. Our Payments segment is comprised of our PayPal business. Our Enterprise segment includes our Magento business and provides commerce technologies, omnichannel operations and marketing solutions for merchants of all sizes that operate in general merchandise categories. In January 2015, we announced that we will be exploring strategic options for eBay Enterprise, including a possible sale or partial sale, or IPO.

On September 30, 2014, we announced that our Board of Directors, following a strategic review of our growth strategies and structure, has approved a plan to separate PayPal (consisting of our Payments segment) into an independent publicly traded company. We expect to complete the transaction as a tax-free spin-off in the second half of 2015, subject to market, regulatory, and certain other conditions. We also announced that Dan Schulman has been appointed as President of PayPal and CEO-designee of the standalone PayPal company following separation, and that Devin Wenig, currently president of eBay Marketplaces, will become CEO of eBay company following separation. We have also recently announced that, following the separation, we expect that Tom Tierney will become the Chairman of the Board of eBay Inc. and that John Donahoe will become the Chairman of the Board of PayPal Holdings, Inc. The separation is subject to risks, uncertainties and conditions and there can be no assurance that the separation will be completed on the terms or on the timing currently contemplated, or at all. Please see the information in “Item 1A: Risk Factors” under the heading “Risk Factors Related to the Planned Separation,” which describes some of the risks and uncertainties associated with the proposed separation.

We expect to incur significant costs in connection with our planned separation of our PayPal business. These costs relate primarily to third-party advisory and consulting services, retention payments to certain employees, incremental stock-based compensation and other costs directly related to the separation. Costs related to employees for retention or stock-based compensation are classified on a basis consistent with their regular compensation charges and included within cost of net revenues, sales and marketing, product development or general and administrative in our consolidated statement of income as applicable. Costs other than those paid to employees are included within general and administrative in our consolidated statement of income. During the three months ended March 31, 2015, we incurred approximately $87 million related to separation costs. We expect to continue to incur additional separation costs in 2015 until we complete the separation of our PayPal business. We currently estimate that such additional separation costs will exceed $135 million, although that estimate is subject to a number of assumptions and uncertainties.

Net revenues for the three months ended March 31, 2015 increased 4% to $4.4 billion compared to the same period of the prior year, driven primarily by increases in net revenues from our PayPal segment. For the three months ended March 31, 2015, our operating margin decreased to 16% from 21% in the same period of the prior year due to higher general and administrative costs and a greater proportion of our revenue being derived from our Payments segment, which has lower margins than our Marketplaces segment. For the three months ended March 31, 2015, our diluted earnings per share increased to $0.51, a $2.33 increase compared to the same period of the prior year, driven primarily by the accrual in 2014 of deferred taxes on $9.0 billion of undistributed foreign earnings for 2013 and prior years and, to a lesser extent, by growth in net revenues and a lower share count. For both the three months ended March 31, 2015 and 2014, we generated cash flow from operations of $1.2 billion.

Our Marketplaces segment total net revenues decreased $86 million, or 4%, for the three months ended March 31, 2015 compared to the same period of the prior year. Gross Merchandise Volume (GMV) (as defined below) decreased 2% for the three months ended March 31, 2015 compared to the same period of the prior year. The decrease in total net revenues and GMV was driven primarily by a negative impact from foreign currency movements relative to the U.S. dollar. Our Marketplaces segment operating margin decreased by 0.5 percentage points for the three months ended March 31, 2015 compared to the same period of the prior year, due primarily to continued investments in our site operations and business initiatives.

Our Payments segment total net revenues increased $263 million, or 14%, for the three months ended March 31, 2015 compared to the same period of the prior year. The increase in total net revenues was driven primarily by an increase in net total payment volume (Net TPV) (as defined below) of 18%. Our Payments segment operating margin decreased by 0.5 percentage points for the three months ended March 31, 2015 compared to the same period of the prior year due primarily to increased provision for transaction and loan losses partially offset by a favorable transaction expense rate.

Our Enterprise segment total net revenues increased $19 million, or 7%, for the three months ended March 31, 2015 compared to the same period of the prior year. The increase in total net revenues was driven primarily by an increase in Gross Merchandise Sales (as defined below) of 8% for the three months ended March 31, 2015 compared to the same period of the prior year. For the three months ended March 31, 2015, our Enterprise segment operating margin was consistent with the same period of the prior year.

We define GMV as the total value of all successfully closed transactions between users on Marketplaces platforms (excluding eBay's classifieds websites, brands4friends and Shopping.com) during the applicable period regardless of whether the buyer and seller actually consummated the transaction; excludes vehicles and real estate gross merchandise volume. We believe that GMV provides a useful measure of the overall volume of closed transactions that flow through our Marketplaces trading platforms in a given period, notwithstanding the inclusion in GMV of closed transactions that are not ultimately consummated. We define Net TPV as the total dollar volume of payments, net of payment reversals, successfully completed through our payments networks, including PayPal Credit, Venmo and payments processed through Braintree’s full stack payments platform during the period; excludes payments sent or received through PayPal's and Braintree's payment gateway businesses. We define Merchant Services Net TPV as the total dollar volume of payments, net of payment reversals, successfully completed through our payments networks, including PayPal Credit, Venmo and payments processed through Braintree's full stack payments platform, during the period; excludes PayPal's and Braintree's payment gateway businesses and payments for transactions on our Marketplaces platforms. We define On eBay Net TPV as the total dollar volume of payments, net of payment reversals, successfully completed through our payments networks, including PayPal Credit, during the period for transactions on our Marketplaces platforms. We define Gross Merchandise Sales as the retail value of all sales transactions, inclusive of freight charges and net of allowance for returns and discounts, which flow through our Enterprise commerce technologies, whether we record the full amount of such transaction as a product sale or a percentage of such transaction as a service fee; excludes volume transacted through the Magento platform. We define ECV as the total Marketplaces GMV, Payments Merchant Services Net TPV and eBay Enterprise Gross Merchandise Sales not earned on eBay or paid for via PayPal or PayPal Credit during the period; it excludes volume transacted through the Magento platform.

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
The following table sets forth the breakdown of net revenues by type and geography for the periods presented:

	Three Months Ended March 31,
	2015	2014
	(In millions)
Net Revenues by Type:
Net transaction revenues
Marketplaces	$1,672	$1,727
Payments	1,940	1,700
Enterprise	224	208
Total net transaction revenues	3,836	3,635
Marketing services and other revenues
Marketplaces	397	428
Payments	168	145
Enterprise	64	61
Total marketing services and other revenues	629	634
Elimination of inter-segment net revenue (1)	(17)	(7)
Total net revenues	$4,448	$4,262
Net Revenues by Geography:
U.S.	$2,149	$1,998
International	2,299	2,264
Total net revenues	$4,448	$4,262

(1)	Represents net revenue generated between our reportable segments.

Revenues are attributed to U.S. and international geographies based primarily upon the country in which the seller, payment recipient, customer, website that displays advertising, or other service provider, as the case may be, is located.

Because we generated a majority of our net revenues internationally in recent periods, including the three months ended March 31, 2015 and 2014, we are subject to the risks of doing business in foreign countries as discussed under "Part II - Item 1A - Risk Factors." In that regard, fluctuations in foreign currency exchange rates impact our results of operations. We have a foreign exchange risk management program that is designed to reduce our exposure to fluctuations in foreign currencies; however, the effectiveness of this program in mitigating the impact of foreign currency fluctuations on our results of operations varies from period to period, and in any given period our operating results are usually affected, sometimes significantly, by changes in currency exchange rates. Fluctuations in exchange rates also directly affect our cross-border revenue. We calculate the year-over-year impact of foreign currency movements on our business using prior period foreign currency rates applied to current year transactional currency amounts.

For the three months ended March 31, 2015, foreign currency movements relative to the U.S. dollar negatively impacted net revenues by $234 million (inclusive of a positive impact of approximately $50 million from hedging activities included in Payments net revenue). On a business segment basis, for the three months ended March 31, 2015, foreign currency movements relative to the U.S. dollar negatively impacted Marketplaces, Payments, and Enterprise net revenues by approximately $152 million, $80 million, and $2 million, respectively (net of the positive impact of hedging activities noted above in the case of Payments net revenues).

The following table sets forth, for the periods presented, certain key operating metrics that we believe are significant factors affecting our net revenues:

	Three Months Ended March 31,		Percent
	2015	2014	Change
	(In millions, except percentage changes)
Supplemental Operating Data:
Marketplaces Segment: (1)
GMV (2)	$20,195	$20,545	(2)%
Marketplaces Transaction Take Rate (3)	8.28%	8.41%	(0.13)%
Payments Segment:
Merchant Services Net TPV (4)	$46,732	$37,162	26%
On eBay Net TPV (5)	$14,681	$14,844	(1)%
Net TPV (6)	$61,413	$52,006	18%
Payments Take Rate (7)	3.43%	3.55%	(0.12)%
Enterprise Segment:
Gross Merchandise Sales (8)	$1,014	$936	8%
Enterprise Transaction Take Rate (9)	22.09%	22.22%	(0.13)%

(1)	eBay's classifieds websites, brands4friends and Shopping.com are not included in these metrics.

(2)
Total value of all successfully closed transactions between users on Marketplaces platforms during the applicable period regardless of whether the buyer and seller actually consummated the transaction; excludes vehicles and real estate gross merchandise volume.

(3)	Total net transaction revenues earned through our Marketplaces segment, divided by Gross Merchandise Volume.

(4)
Total dollar volume of payments, net of payment reversals, successfully completed through our payments networks, including PayPal Credit, Venmo and payments processed through Braintree's full stack payments platform, during the period; excludes PayPal's and Braintree's payment gateway businesses and payments for transactions on our Marketplaces platforms.

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

(9)	Total net transaction revenues earned through our Enterprise segment, divided by Gross Merchandise Sales.

Seasonality

The following table sets forth, for the periods presented, our total net revenues and the sequential quarterly movements of these net revenues:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In millions, except percentage changes)
2013
Net revenues	$3,748	$3,877	$3,892	$4,530
Percent change from prior quarter	(6)%	3%	0%	16%
2014
Net revenues	$4,262	$4,366	$4,353	$4,921
Percent change from prior quarter	(6)%	2%	0%	13%
2015
Net revenues	$4,448	—	—	—
Percent change from prior quarter	(10)%	—%	—%	—%

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

Marketplaces Net Transaction Revenues

Marketplaces net transaction revenues decreased $55 million, or 3%, while GMV decreased 2% during the three months ended March 31, 2015 compared to the same period in the prior year. The decrease in total net transaction revenues and GMV was driven primarily by a negative impact from foreign currency movements relative to the U.S. dollar. The Marketplaces transaction take rate was lower during the three months ended March 31, 2015 compared to the same period in the prior year due to a shift in geographical and vertical mix to transactions with a lower take rate.

Marketplaces net transaction revenues earned internationally totaled $923 million and $995 million during the three months ended March 31, 2015 and 2014, respectively, representing 55% and 58% of total Marketplaces net transaction revenues during those respective periods.

Payments Net Transaction Revenues

Payments net transaction revenues increased $240 million, or 14%, during the three months ended March 31, 2015 compared to the same period of the prior year, due primarily to an increase in Net TPV of 18%. The growth in Payments net transaction revenues was lower than the growth in Net TPV due to a lower take rate. The increase in Net TPV was due primarily to growth in consumer and merchant use of PayPal and growth in volume through our Braintree products. The lower take rate was due primarily to a higher portion of Merchant Services volume. Merchant Services volume includes a higher concentration of Net TPV from larger merchants who generate higher volume at lower take rates. Additionally, Merchant Services volume includes Net TPV generated through our unbranded products such as Braintree where we generally earn lower take rates. We expect the concentration of Merchant Services volume to continue to increase. Our Merchant Services Net TPV increased 26% during the three months ended March 31, 2015 compared to the same period of the prior year, and represented 76% of PayPal's Net TPV for the three months ended March 31, 2015 compared to 71% in the same period of the prior year. On eBay Net TPV decreased 1% during the three months ended March 31, 2015 compared to the same period of the prior year, and represented 24% of PayPal's Net TPV for the three months ended March 31, 2015 compared to 29% in the same period of the prior year.

Payments net transaction revenues earned internationally totaled $1.1 billion and $950 million during the three months ended March 31, 2015 and 2014, respectively, representing 56% of total Payments net transaction revenues during those respective periods.

Enterprise Net Transaction Revenues

Enterprise net transaction revenues increased $16 million, or 8%, during the three months ended March 31, 2015 compared to the same period of the prior year, due primarily to an 8% increase in Gross Merchandise Sales.

Marketing Services and Other Revenues

Marketing services and other revenues decreased $5 million, or 1%, during the three months ended March 31, 2015 compared to the same period of the prior year, and represented 14% and 15% of total net revenues during those respective periods. The decrease was driven primarily by a negative impact from foreign currency movements relative to the U.S. dollar. The decrease was offset by an increase due primarily to growth in our PayPal Credit portfolio of receivables from loans, as well as increased revenue from advertising.

Summary of Cost of Net Revenues

The following table summarizes changes in cost of net revenues for the periods presented:

	Three Months Ended March 31,		Change from 2014 to 2015
	2015	2014	in Dollars	in %
	(In millions, except percentages)
Cost of net revenues:
Marketplaces	$419	$404	$15	4%
As a percentage of total Marketplaces net revenues	20.3%	18.7%
Payments	820	744	76	10%
As a percentage of total Payments net revenues	38.9%	40.3%
Enterprise	211	200	11	6%
As a percentage of total Enterprise net revenues	73.3%	74.3%
Corporate and other	—	3	(3)	(100)%
Total cost of net revenues	$1,450	$1,351	$99	7%
As a percentage of net revenues	32.6%	31.7%

Cost of net revenues consists primarily of costs associated with payment processing, customer support, site operations, and fulfillment. Significant components of these costs include bank transaction fees, credit card interchange and assessment fees, interest expense on indebtedness incurred to finance the purchase of consumer loan receivables related to PayPal Credit accounts, employee compensation, contractor costs, facilities costs, depreciation of equipment and amortization expense.

For the three months ended March 31, 2015, foreign currency movements relative to the U.S. dollar positively impacted cost of net revenues by $60 million (inclusive of a positive impact of approximately $6 million from hedging activities). For the three months ended March 31, 2015, foreign currency movements relative to the U.S. dollar positively impacted Marketplaces, Payments, and Enterprise cost of net revenues by approximately $24 million, $40 million, and $2 million, respectively, and negatively impacted Corporate and other by $6 million.

Marketplaces

Marketplaces cost of net revenues increased $15 million, or 4%, during the three months ended March 31, 2015, compared to the same period of the prior year. The increase was due primarily to continued investment in our site operations and data centers. Marketplaces cost of net revenues as a percentage of Marketplaces net revenues increased by 1.6 percentage points during the three months ended March 31, 2015, compared to the same period in the prior year.

Payments

Payments cost of net revenues increased $76 million or 10%, during the three months ended March 31, 2015, compared to the same period of the prior year. The increase was due primarily to the impact of growth in Net TPV offset in part by favorable transaction expense rates. Payments cost of net revenues as a percentage of Payments net revenues decreased by 1.4 percentage points during the three months ended March 31, 2015, compared to the same period in the prior year.

Enterprise

Enterprise cost of net revenues increased $11 million or 6%, during the three months ended March 31, 2015, compared to the same period of the prior year. This increase was due primarily to the increase in Gross Merchandise Sales. Enterprise cost of net revenues as a percentage of Enterprise net revenues decreased by 1.0 percentage points during the three months ended March 31, 2015, compared to the same period in the prior year.

Summary of Operating Expenses, Non-Operating Items and Provision for Income Taxes

The following table summarizes changes in operating expenses, non-operating items and provision for income taxes for the periods presented:

	Three Months Ended March 31,		Change from 2014 to 2015
	2015	2014	in Dollars	in %
	(In millions, except percentage changes)
Sales and marketing	$794	$805	(11)	(1)%
Product development	485	480	5	1%
General and administrative	665	465	200	43%
Provision for transaction and loan losses	264	204	60	29%
Amortization of acquired intangible assets	58	79	(21)	(27)%
Interest and other, net	8	(5)	13	(260)%
Provision for income taxes	(114)	(3,199)	3,085	(96)%

The following table summarizes operating expenses, non-operating items and provision for income taxes as a percentage of net revenues for the periods presented:

	Three Months Ended March 31,
	2015	2014
Sales and marketing	18%	19%
Product development	11%	11%
General and administrative	15%	11%
Provision for transaction and loan losses	6%	5%
Amortization of acquired intangible assets	1%	2%
Interest and other, net	—%	—%
Provision for income taxes	3%	75%

For the three months ended March 31, 2015, foreign currency movements relative to the U.S. dollar positively impacted operating expenses by $98 million (inclusive of a positive impact of approximately $14 million from hedging activities). For the three months ended March 31, 2015, foreign currency movements relative to the U.S. dollar positively impacted Marketplaces, Payments, and Enterprise operating expenses by approximately $61 million, $34 million, and $3 million, respectively.

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

Sales and marketing expenses decreased $11 million, or 1%, during the three months ended March 31, 2015 compared to the same period of the prior year. The decrease in sales and marketing expense was due primarily to the impact from foreign currency movements relative to the U.S. dollar. Sales and marketing expense as a percentage of net revenues was 18% and 19%, respectively, for the three months ended March 31, 2015 and 2014.

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

Capitalized internal use and website development costs were $96 million in the three months ended March 31, 2015 compared to $80 million in the three months ended March 31, 2014 and are primarily reflected as a cost of net revenues when amortized in future periods.

Product development expenses increased $5 million, or 1%, during the three months ended March 31, 2015 compared to the same period of the prior year due primarily to higher employee-related costs. Product development expenses as a percentage of net revenues were 11% for the three months ended March 31, 2015 and 2014.

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

General and administrative expenses increased $200 million, or 43%, during the three months ended March 31, 2015 compared to the same period of the prior year. The increase was due primarily to restructuring costs related to our global workforce reduction and costs related to our planned separation of our PayPal business (as discussed in Overview above). In January 2015, at a regular meeting of our Board of Directors (the “Board”), the Board approved a plan to implement a strategic reduction of our existing global workforce. As a result, we are reducing our workforce globally. The reduction is expected to be substantially completed in the first half of 2015. See “Note 15 - Restructuring” to the condensed consolidated financial statements included in this report. General and administrative expenses as a percentage of net revenues were 15% and 11% for the three months ended March 31, 2015 and 2014, respectively.

Provision for Transaction and Loan Losses

Provision for transaction and loan losses consists primarily of transaction loss expense associated with our customer protection programs, fraud and chargebacks; credit losses associated with our consumer and merchant loan receivables; and bad debt expense associated with our accounts receivable balance. We expect our provision for transaction and loan loss expense to fluctuate depending on many factors, including macroeconomic conditions, our customer protection programs and the impact of regulatory changes.

Provision for transaction and loan losses increased $60 million, or 29%, during the three months ended March 31, 2015 compared to the same period of the prior year. Provision for transaction and loan losses as a percentage of net revenues was 6% and 5% for the three months ended March 31, 2015 and 2014, respectively.

Marketplaces provision for transaction losses increased by $6 million, or 10%, during the three months ended March 31, 2015, compared to the same period of the prior year. This increase was driven primarily by changes in our buyer protection programs, partially offset by improvements in bad debt rates.

Payments provision for transaction and loan losses increased by $48 million, or 34%, during the three months ended March 31, 2015 compared to the same period of the prior year. This increase was due primarily to higher transaction volume. The increase was also due to growth in our PayPal Credit portfolio of receivables from consumer loans. Modifications to our PayPal Credit acceptable risk parameters did not have a material impact on our provision for loan losses.

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

Amortization of acquired intangible assets decreased by $21 million, or 27%, during the three months ended March 31, 2015 compared to the same period of the prior year. The decrease was due to certain intangible assets becoming fully amortized during 2014.

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

Interest and other, net increased $13 million during the three months ended March 31, 2015 compared to the same period of the prior year. The increase in interest and other, net was due primarily to a favorable impact from foreign currency activity.

Provision for Income Taxes

Our effective tax rate was 15.4% for the three months ended March 31, 2015 compared to 366.4% for the same period in the prior year. The decrease in our effective tax rate for the three months ended March 31, 2015 compared to the same period of the prior year was due primarily to the prior year accrual of U.S. income and applicable foreign taxes on $9 billion of undistributed foreign earnings for 2013 and prior years which were no longer considered indefinitely reinvested. Without this accrual, our effective tax rate for the three months ended March 31, 2014 would have been 18.3%. The 2.9 percentage point decrease in our effective tax rate for the three months ended March 31, 2015 compared to our effective tax rate (excluding the foregoing accrual) for the same period in the prior year was due primarily to changes in the mix of earnings and discrete items.

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

Liquidity and Capital Resources

Cash Flows

	Three Months Ended March 31,
	2015	2014
	(In millions)
Net cash provided by (used in):
Operating activities	$1,151	$1,174
Investing activities	(724)	532
Financing activities	(985)	(1,793)
Effect of exchange rates on cash and cash equivalents	(297)	8
Net increase/(decrease) in cash and cash equivalents	$(855)	$(79)

Operating Activities

The net cash provided by operating activities of $1.2 billion in the three months ended March 31, 2015 was due primarily to net income of $626 million with adjustments of $381 million in depreciation and amortization, $264 million in provision for transaction and loan losses and $185 million in stock-based compensation and a decrease of $87 million in deferred income taxes and $218 million in changes in assets and liabilities, net of acquisition effects.

The net cash provided by operating activities of $1.2 billion in the three months ended March 31, 2014 was due primarily to net loss of $2.3 billion with adjustments of $382 million in depreciation and amortization, $204 million in provision for transaction and loan losses, $149 million in stock-based compensation and $3.1 billion in deferred income taxes and a decrease of $343 million in changes in assets and liabilities, net of acquisition effects.

Investing Activities

The net cash used in investing activities of $724 million in the three months ended March 31, 2015 was due primarily to cash paid for purchases of investments of $2.4 billion and purchases of property and equipment of $322 million, partially offset by proceeds of $2.0 billion from the maturities and sale of investments.

The net cash provided by investing activities of $532 million in the three months ended March 31, 2014 was due primarily to proceeds of $2.0 billion from the maturities and sale of investments, partially offset by cash paid for the purchases of investments of $1.3 billion and purchases of property and equipment of $206 million.

Financing Activities

The net cash used in financing activities of $985 million in the three months ended March 31, 2015 was due primarily to cash outflows of $1.0 billion to repurchase common stock and cash paid for tax withholdings in the amount of $51 million related to net share settlements of restricted stock units and awards. These cash outflows were partially offset by cash inflows of $38 million from the issuance of common stock in connection with the exercise of stock options and the effect of $28 million of excess tax benefits from stock-based compensation.

The net cash used in financing activities of $1.8 billion in the three months ended March 31, 2014 was due primarily to cash outflows of $1.8 billion to repurchase common stock and cash paid for tax withholdings in the amount of $104 million related to net share settlements of restricted stock units and awards. These cash outflows were partially offset by cash inflows of $55 million from the issuance of common stock in connection with the exercise of stock options and the effect of $60 million of excess tax benefits from stock-based compensation.

The negative effect of exchange rate movements on cash and cash equivalents during the three months ended March 31, 2015 was due to the strengthening of the U.S. dollar against other currencies, primarily the Euro.

Stock Repurchases

In January 2014, our Board authorized a stock repurchase program that provided for the repurchase of up to an additional $5 billion of our common stock, with no expiration from the date of authorization. In January 2015, our Board authorized an additional $2 billion stock repurchase program, with no expiration from the date of authorization. The stock repurchase programs are intended to offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, to make opportunistic repurchases of our common stock to reduce outstanding share count. Any share repurchases under our stock repurchase programs may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives.

During the three months ended March 31, 2015, we repurchased approximately $1.0 billion of our common stock under our stock repurchase programs. As of March 31, 2015, a total of approximately $2.0 billion remained available for future repurchases of our common stock under our January 2015 repurchase program.

We expect, subject to market conditions and other uncertainties, to continue making opportunistic repurchases of our common stock. However, our stock repurchase programs may be limited or terminated at any time without prior notice. The timing and actual number of shares repurchased will depend on a variety of factors including corporate and regulatory requirements, price and other market conditions and management’s determination as to the appropriate use of our cash.

Shelf Registration Statement and Long-Term Debt

At March 31, 2015, we had an effective shelf registration statement on file with the Securities and Exchange Commission that allows us to issue various types of debt securities, as well as common stock, preferred stock, warrants, depositary shares representing fractional interest in shares of preferred stock, purchase contracts and units from time to time in one or more offerings. Each issuance under the shelf registration statement will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. The registration statement does not limit the amount of securities that may be issued thereunder. Our ability to issue securities is subject to market conditions and other factors including, in the case of our debt securities, our credit ratings and compliance with the covenants in our credit agreement.

In July 2014, we issued $3.5 billion of senior unsecured notes, or senior notes, in an underwritten public offering. These senior notes remain outstanding and consist of $450 million aggregate principal amount of floating rate notes due 2017, $400 million aggregate principal amount of floating rate notes due 2019, $1.15 billion aggregate principal amount of 2.2% notes due 2019, $750 million aggregate principal amount of 2.875% notes due 2021 and $750 million aggregate principal amount of 3.45% notes due 2024. The net proceeds from the sale of these senior notes were used for general corporate purposes, including, among other things, the repayment of outstanding commercial paper borrowings.

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

We previously issued senior notes in underwritten public offerings under prior registration statements, of which $250 million aggregate principal amount of 0.70% notes due 2015, $1.0 billion aggregate principal amount of 1.35% notes due 2017, $1.0 billion aggregate principal amount of 2.60% notes due 2022, $750 million aggregate principal amount of 4.00% notes due 2042, $600 million aggregate principal amount of 1.625% notes due 2015 and $500 million aggregate principal amount of 3.250% notes due 2020 remained outstanding as of March 31, 2015.

The indenture pursuant to which the senior notes were issued includes customary covenants that, among other things and subject to exceptions, limit our ability to incur, assume or guarantee debt secured by liens on specified assets or enter into sale and lease-back transactions with respect to specified properties, and also includes customary events of default.

Commercial Paper

We have a $2 billion commercial paper program pursuant to which we may issue commercial paper notes with maturities of up to 397 days from the date of issue in an aggregate principal amount of up to $2 billion at any time outstanding. As of March 31, 2015, there were no commercial paper notes outstanding. We have in the past used proceeds from the issuance of commercial paper notes for general corporate purposes, including funding share repurchases. We may elect, subject to market conditions, to issue additional commercial paper notes from time to time in the future.

Credit Agreement

As of March 31, 2015, no borrowings or letters of credit were outstanding under our $3 billion credit agreement. As described above, we have an up to $2 billion commercial paper program and maintain $2 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due. As a result, at March 31, 2015, $1 billion of borrowing capacity was available for other purposes permitted by the credit agreement. The credit agreement contains customary representations, warranties, affirmative and negative covenants, including a financial covenant, events of default and indemnification provisions in favor of the banks. The negative covenants include restrictions regarding the incurrence of liens, subject to certain exceptions. The financial covenant requires us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio.

Other Indebtedness

In addition to the debt described above, as of March 31, 2015, we had $18 million of borrowings outstanding under our overdraft facilities.

We were in compliance with all covenants in our outstanding debt instruments for the three-month period ended March 31, 2015.

Credit Ratings
As of January 1, 2014, our long-term debt and short-term funding were rated investment grade by Standard and Poor's Financial Services, LLC (long-term rated A, short-term rated A-1, with a stable outlook), Moody's Investor Service (long-term rated A2, short-term rated P-1, with a stable outlook), and Fitch Ratings, Inc. (long-term rated A, short-term rated F1, with a stable outlook). Following the September 2014 announcement of our planned separation of our PayPal business, Standard and Poor's Financial Services, LLC and Moody's Investor Service placed our long-term debt and short-term funding ratings under review with negative implications, while Fitch Ratings, Inc. downgraded our long-term debt from A to A- and short-term funding from F1 to F2, retaining our investment grade status, and placed the long-term rating under review with negative implications. As of April 1, 2015, Fitch Ratings, Inc. affirmed the short-term funding rating at F2. We did not experience any material operational, funding, or liquidity impacts from this rating downgrade. We expect that these credit rating agencies will continue to monitor developments in our planned separation of PayPal, including the capital structure for each company after separation, which could result in additional downgrades.

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

Commitments

As of March 31, 2015, approximately $21.5 billion of unused credit was available to PayPal Credit accountholders. While this amount represents the total unused credit available, we have not experienced, and do not anticipate, that all of our PayPal Credit accountholders will access their entire available credit at any given point in time. In addition, the individual lines of credit that make up this unused credit are subject to periodic review and termination by the chartered financial institutions that are the issuers of PayPal Credit products based on, among other things, account usage and customer creditworthiness. When a consumer makes a purchase using a PayPal Credit product, the chartered financial institution extends credit to the consumer, funds the extension of credit at the point of sale and advances funds to the merchant. We subsequently purchase the consumer receivables related to the consumer loans and as a result of that purchase, bear the risk of loss in the event of loan defaults. However, we subsequently sell a participation interest in the entire pool of consumer loans to the chartered financial institution that extended the consumer loans. Although the chartered financial institution continues to own the customer accounts, we own and bear the risk of loss on the related consumer receivables, less the participation interest held by the chartered financial institution, and PayPal Credit is responsible for all servicing functions related to the customer account balances. As of March 31, 2015, the total outstanding principal balance on this pool of consumer loans was $3.6 billion, of which the chartered financial institution owned a participation interest of $169 million, or 4.63% of the total outstanding balance of the consumer loans as of that date.

Liquidity and Capital Resource Requirements

As of March 31, 2015 and December 31, 2014, we had assets classified as cash and cash equivalents, as well as short-term and long-term non-equity investments, in an aggregate amount of $14.1 billion and $14.6 billion, respectively. As of March 31, 2015, $10.0 billion of our cash and cash equivalents, as well as short-term and long-term non-equity investments, was held by our non-U.S. subsidiaries. Of the $10.0 billion held by our non-U.S. subsidiaries, approximately $8.0 billion was available for use in the U.S. without incurring additional U.S. income taxes in excess of the amounts already accrued in our financial statements as of March 31, 2015. The remaining amount of non-U.S. cash and cash equivalents, as well as short-term and long-term non-equity investments, have been indefinitely reinvested and, therefore, no U.S. current or deferred taxes have been accrued as this amount is necessary to support our planned ongoing investments in our foreign operations. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the U.S., and we do not expect that we will need to repatriate the funds we have designated as indefinitely reinvested outside the U.S. Under current tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the U.S., such amounts would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.

In connection with our planned separation of PayPal, we are reviewing our capital allocation strategy to ensure that each of PayPal and eBay will be well capitalized at separation. As part of this strategy, we expect to contribute approximately $3.5 billion of cash to PayPal prior to separation. This contribution is expected to consist of both domestic and international cash, but no final decision has been made regarding the amount of the contribution or its allocation between domestic and international sources.

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

We currently fund the expansion of the PayPal Credit portfolio of loan receivables with domestic and international cash resources and borrowings. To the extent that our PayPal Credit or other credit products become more widely available through improved and more comprehensive product integrations with eBay, PayPal and other channels, and as we further promote PayPal Credit or other credit products, customer adoption and usage of such products may expand. Any resulting growth in the portfolio of PayPal Credit or other loan receivables would increase our liquidity needs and any failure to meet those liquidity needs could adversely affect the PayPal Credit products. In April 2015, we concluded an arrangement with certain investors under which we have agreed to sell a participation interest of approximately $700 million in a portion of our purchased consumer receivables arising from loans made by our partner chartered financial institutions to individual consumers to purchase goods and services using our PayPal Credit products. This transaction, which is subject to customary closing conditions, is expected to close in the second quarter of 2015. We will continue to consider alternative sources of funding of our credit portfolio through our strategic and financial partners.

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

Off-Balance Sheet Arrangements

As of March 31, 2015, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

We have various cash pooling arrangements with financial institutions for cash management purposes. These arrangements allow for cash withdrawals from these financial institutions based upon our aggregate operating cash balances held within the same financial institution (“Aggregate Cash Deposits”). These arrangements also allow us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by these financial institutions as a basis for calculating our net interest expense or income under these arrangements. As of March 31, 2015, we had a total of $7.2 billion in cash withdrawals offsetting our $7.2 billion in Aggregate Cash Deposits held within these financial institutions under these cash pooling arrangements.

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

Critical Accounting Policies, Judgments and Estimates

General

The preparation of our consolidated financial statements and related notes requires us to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Refer to the critical accounting policies, judgments and estimates under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, where we discuss additional significant judgments and estimates used in the preparation of the condensed consolidated financial statements.

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

At March 31, 2015, our goodwill totaled $9.0 billion and our identifiable intangible assets, net totaled $481 million. We assess the impairment of goodwill of our reporting units annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit's carrying value is compared to its fair value. The fair values of the reporting units are estimated using market and discounted cash flow approaches. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The discounted cash flow approach uses expected future operating results. The market approach uses comparable company information to determine revenue and earnings multiples to value our reporting units. Failure to achieve these expected results or market multiples may cause a future impairment of goodwill at the reporting unit.

We conducted our annual impairment test of goodwill as of August 31, 2014 and 2013. In January 2015, we announced that we will be exploring strategic options for our eBay Enterprise business, including a possible sale or partial sale, or IPO. In connection with the process of exploring strategic options, we developed an updated forecast for our eBay Enterprise business which indicated lower results than our prior forecast developed in 2014. As a result of the decline in forecasted results at our eBay Enterprise business, we assessed the business for potential impairment of goodwill at the reporting unit level, as of March 31, 2015. The fair value of eBay Enterprise was estimated using the discounted cash flow approach based on the expected future operating results from the latest forecast prepared in the quarter ended March 31, 2015. The results of the interim impairment assessment as of March 31, 2015, indicate eBay Enterprise’s fair value exceeded its carrying value by approximately 8%.

Among our reporting units, the fair value of eBay Enterprise is the closest to its carrying value and is most sensitive to changes in assumptions. We continue to explore strategic options and have made no decisions regarding what option we intend to pursue and have not committed to any particular plan. If the expected fair value received in a disposition of our eBay Enterprise business is less than its carrying value, a Goodwill impairment charge will be realized. See “Note 3 - Goodwill and Intangible Assets” to the consolidated financial statements included in this report.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2014. Our market risk profile has not changed significantly during the first three months of 2015.

Interest Rate Risk

We are exposed to interest rate risk relating to our investment portfolio and our outstanding debt. We seek to reduce earnings volatility that may result from changes in interest rates.

As of March 31, 2015, approximately 36% of our total cash and investment portfolio was held in cash and cash equivalents. As such, changes in interest rates will impact interest income. As discussed below, fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates.

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

As of March 31, 2015, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate investment securities may be adversely impacted due to a rise in interest rates. In general, fixed-rate securities with longer maturities are subject to greater interest-rate risk than those with shorter maturities. While floating-rate securities generally are subject to less interest rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease and may also suffer a decline in market value if interest rates increase. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. As of March 31, 2015, the balance of our government bond and corporate debt securities portfolio was $8.5 billion, which represented approximately 56% of our total cash and investment portfolio.

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

As of March 31, 2015, our cost and equity method investments totaled $215 million, which represented approximately 1% of our total cash and investment portfolio, and were primarily related to equity method investments in privately held companies. We review our investments for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value is other-than-temporary. Our analysis includes a review of recent operating results and trends, recent sales/acquisitions of the securities in which we have invested and other publicly available data.

Equity Price Risk

We are exposed to equity price risk on marketable equity instruments due to market volatility. As of March 31, 2015, the total fair value of our marketable equity instruments (primarily related to our equity holdings in MercadoLibre) was $996 million, which represented approximately 6% of our total cash and investment portfolio.

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

European Debt Exposures

We actively monitor our exposure to the European markets, including the impact of sovereign debt issues associated with Cyprus, Greece, Ireland, Italy, Portugal and Spain. As of March 31, 2015, we did not have any direct investments in the sovereign debt of these countries or in debt securities issued by corporations or financial institutions organized in these countries.

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

Substantial and increasingly intense competition worldwide in the ecommerce and global payments industry may harm our business.

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

Some of our competitors control other products and services that are important to our success, including credit card interchange, Internet search, and mobile operating systems. Such competitors could manipulate pricing, availability, terms or operation of service related to their products and services in a manner that impacts our competitive offerings. For example, Google, which operates a shopping platform service, has from time to time made changes to its search algorithms that reduced the amount of search traffic directed to Marketplaces from searches on Google. If we are unable to use or adapt to operational changes in such services, we may face higher costs for such services, or face integration or technological barriers, it could raise our costs and our business will suffer.

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

•
providers of mobile payments solutions that use Visa, American Express and MasterCard’s tokenized card data approaches and Near Field Communication (NFC) functionality, such as Apple’s mobile Apple Pay, and Google’s Android solution, that uses Host Based Card Emulation (HCE) functionality to eliminate the need for a physical NFC chip in the device;

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

•	payment services targeting users of social networks and online gaming, often through billing to the consumer’s mobile phone account;

•	mobile payment services between bank accounts, such as the Paym mobile payments service offered by the Payments Council in the United Kingdom;

•	payment services enabling banks to offer their online banking customers the ability to send and receive payments through their bank account;

•	online shopping services that provide special offers linked to a specific payment provider; and

•	services such as Coinbase and Bitpay that help merchants accept and manage virtual currencies such as Bitcoin.

Some of these payment providers have greater customer bases, volume, scale, and market share than we do, which may provide significant competitive advantages. Some of these competitors may also be subject to less burdensome licensing, anti-money laundering, counter-terrorist financing, and other regulatory requirements than PayPal. They may devote greater resources to the development, promotion, and sale of products and services than PayPal, and they may offer lower prices or more effectively introduce their own innovative programs and services that adversely impact PayPal’s growth. We also expect new entrants to offer competitive products and services. In addition, some merchants provide such services to themselves. Competing services tied to established banks and other financial institutions may offer greater liquidity and engender greater consumer confidence in the safety and efficacy of their services than PayPal. In addition, in certain countries, such as Germany, Netherlands and Australia, electronic funds transfer is a leading method of payment for both online and offline transactions. As in the United States, established banks and other financial institutions that do not currently offer online payments could quickly and easily develop such a service.

PayPal competes primarily on the basis of the following:

•	ability to attract, retain and engage both merchants and consumers with relatively low marketing expense;

•	ability to show that merchants will achieve incremental sales by offering PayPal;

•	security of transactions and the ability for consumers to use PayPal without sharing their financial information with the merchant;

•	simplicity of PayPal's fee structure;

•	ability to develop services across multiple commerce channels, including mobile payments and payments at the retail point of sale;

•	trust in PayPal’s dispute resolution and buyer and seller protection programs;

•	customer service;

•	brand recognition;

•	website, mobile platform and application onboarding, ease-of-use and accessibility;

•	system reliability and data security;

•	ease and quality of integration into third-party mobile applications; and

•	quality of developer tools such as our application programming interfaces and software development kits.

If PayPal is not able to differentiate itself from its competitors, drive value for its customers, and/or effectively align its resources with its goals and objectives, PayPal may not be able to compete effectively against our competitors. PayPal’s failure to compete effectively against any of the foregoing competitive threats could materially and adversely harm our business.

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

Global and regional economic conditions could harm our business.

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

Because we generate the majority of our revenues outside the United States but report our financial results in U.S. dollars, our financial results are impacted by fluctuations in foreign currency exchange rates, or foreign exchange rates. The results of operations of many of our internationally focused websites are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars for financial reporting purposes. If the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated revenues or expenses will result in increased U.S. dollar denominated revenues and expenses. Similarly, if the U.S. dollar strengthens against foreign currencies, particularly the Euro, British pound, Korean won, Australian dollar, or Canadian dollar, our translation of foreign currency denominated revenues or expenses will result in lower U.S. dollar denominated net revenues and expenses. For the three months ended March 31, 2015, foreign currency movements relative to the U.S. dollar negatively impacted net revenues by $234 million (inclusive of a positive impact of approximately $50 million from hedging activities included in Payments net revenue). In addition to this translation effect, a strengthening U.S. dollar will typically adversely affect the volume of goods being sold by U.S. sellers to Europe, Australia and Canada more than it positively affects the volume of goods being sold by sellers in those geographies to buyers in the United States, thereby further negatively impacting our financial results. Additionally, in connection with its services in multiple currencies, PayPal sets its foreign exchange rates twice per day, and may face financial exposure if it incorrectly sets its foreign exchange rates or as a result of fluctuations in foreign exchange rates between the times that PayPal sets its foreign exchange rates. Given that PayPal also holds some corporate and customer funds in non-U.S. currencies, its financial results are affected by the translation of these non-U.S. currencies into U.S. dollars.

While from time to time we enter into transactions to hedge portions of our foreign currency translation exposure, it is impossible to predict or eliminate the effects of this exposure. Fluctuations in foreign exchange rates could significantly impact our financial results, which may have a significant impact on the trading price of our common stock and debt securities.

Our international operations are subject to increased risks, which could harm our business.

Our international businesses, especially in the United Kingdom, Germany, Australia and Korea, and cross-border business from greater China, have generated a majority of our net revenues in recent years. In addition to uncertainty about our ability to generate revenues from our foreign operations and expand into international markets, there are risks inherent in doing business internationally, including:

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

Violations of the complex foreign and U.S. laws and regulations that apply to our international operations may result in fines, criminal actions, or sanctions against us, our officers, or our employees; prohibitions on the conduct of our business; and damage to our reputation. Although we have implemented policies and procedures designed to promote compliance with these laws, there can be no assurance that our employees, contractors, or agents will not violate our policies. These risks inherent in our international operations and expansion increase our costs of doing business internationally and could harm our business.

Any factors that reduce cross-border trade or make such trade more difficult could harm our business.

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

The shipping of goods across national borders is often more expensive and complicated than domestic shipping. Customs and duty procedures and reviews, including duty-free thresholds in various key markets, the interaction of national postal systems, and security related governmental processes at international borders, may increase costs, discourage cross-border purchases, delay transit and create shipping uncertainties. Any factors that increase the costs of cross-border trade or restrict, delay, or make cross-border trade more difficult or impractical would lower our revenues and profits and could harm our business.

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

Mobile devices are increasingly used for ecommerce transactions and payments. A significant and growing portion of our users access our platforms through mobile devices. We may lose users if we are not able to continue to meet our users’ mobile and multi-screen experience expectations. he variety of technical and other configurations across different mobile devices and platforms increases the challenges associated with this environment. In addition, a number of other companies with significant resources and a number of innovative startups have introduced products and services focusing on mobile markets.

Our ability to successfully address the challenges posed by the rapidly evolving market for mobile transactions is crucial to our continued success, and any failure to continuously increase the volume of mobile transactions effected through our platforms could harm our business.

If we cannot keep pace with rapid technological developments to provide new and innovative programs, products and services, the use of our products and our revenues could decline.

Rapid, significant technological changes continue to confront the industries in which we operate. While rapidly changing technology affects all of our business segments, the challenges faced by our Payments segment are particularly significant and include developments in smart cards, tokenization, ecommerce, mobile, and radio frequency and proximity payment devices, such as contactless payments. We cannot predict the effect of technological changes on our business. In addition to our own initiatives and innovations, we rely in part on third parties, including some of our competitors, for the development of and access to new technologies. We expect that new services and technologies applicable to the industries in which we operate will continue to emerge. These new services and technologies may be superior to, or render obsolete, the technologies we currently use in our products and services. Incorporating new technologies into our products and services may require substantial expenditures and take considerable time, and ultimately may not be successful. In addition, our ability to adopt new services and develop new technologies may be inhibited by industry-wide standards, payments networks, new laws and regulations, resistance to change from clients or merchants, or third parties’ intellectual property rights. Our success will depend on our ability to develop new technologies and adapt to technological changes and evolving industry standards.

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

PayPal is subject to extensive government regulation and oversight relating to the provision of financial services.

PayPal is subject to various laws and regulations in the United States and other countries where it operates. Such laws and regulations include those governing banking, deposit taking, cross-border and domestic money transmission, foreign exchange, and payment services, such as payment processing and settlement services. The legal and regulatory requirements that apply to PayPal vary in the markets where PayPal operates and have increased over time as the geographical scope and complexity of PayPal’s business and products have expanded. While PayPal has a compliance program focused on compliance with applicable laws and regulations and has increased the resources allocated to that program in the last several years, PayPal may still be subject to fines or other enforcement actions in one or more jurisdictions or be required to make changes to its business practices or compliance programs in the future. Non-compliance could also result in significant criminal and civil lawsuits, penalties, forfeiture of significant assets, or other enforcement actions. Costs associated with fines, enforcement actions, as well as reputational harm, changes in compliance requirements or limits on PayPal’s ability to expand our product offerings could harm its business.

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

While PayPal currently allows its consumers with credit cards to send payments from approximately 200 markets, PayPal allows customers in only approximately half of those markets (including the United States) to also receive payments, in some cases with significant restrictions on the manner in which customers can withdraw funds. These limitations may affect PayPal’s ability to grow in these markets. Of the markets whose residents can use the PayPal service, approximately 30 markets are in member states of the European Union. PayPal provides localized versions of its service to customers in the European Union through PayPal (Europe) S.à r.l. et Cie, SCA (PayPal (Europe)), a wholly-owned subsidiary of PayPal that is licensed and subject to regulation as a bank in Luxembourg. Accordingly, PayPal (Europe) is subject to significant fines or other enforcement action if it violates the disclosure, reporting, anti-money-laundering, capitalization, funds management, corporate governance, privacy, information security, bank secrecy, taxation, sanctions, or other requirements imposed on Luxembourg banks. Any fines or other enforcement actions could adversely affect PayPal’s business. In addition, European Union laws and regulations are typically subject to different and potentially inconsistent interpretations by the countries that are members of the European Union, which can make compliance more costly and operationally difficult to manage.

In many markets, such as China, much of Southeast Asia and South America, we serve our customers through PayPal Pte. Ltd., our wholly-owned subsidiary that is based in Singapore. PayPal Pte. Ltd. is supervised by the Monetary Authority of Singapore as a holder of a stored value facility and does not hold a remittance license. As a result, PayPal Pte. Ltd. is not able to offer remittance payments (including donations to charities) in Singapore, and can only offer payments for the purchase of goods and services. In many of the markets (other than Singapore) served by PayPal Pte. Ltd., it is not clear whether our Singapore-based service is subject only to Singapore law or, if it is subject to local laws, whether such local laws would require a payment processor like us to be licensed as a bank or financial institution or otherwise.

In Australia, we serve our customers through PayPal Australia Pty. Ltd., which is licensed by the Australian Securities and Investments Commission as a financial product and by the Australian Prudential Regulation Authority as a purchased payment facility provider, which is a type of authorized depository institution. Accordingly, PayPal Australia would be subject to significant fines or other enforcement action if it violates the disclosure, reporting, anti-money laundering, capitalization, privacy, corporate governance or other requirements imposed on Australian depository institutions.

PayPal is also subject to regulation in other markets in which it does business and PayPal has been and expects to continue to be required to apply for various licenses, certifications and regulatory approvals in a number of the countries where it has operations, such as Canada, Turkey, China, Mexico, Brazil and Hong Kong. There can be no assurance that PayPal will be able to obtain any such licenses. Even if PayPal were able to obtain such licenses, there are substantial costs and potential product changes involved in maintaining such licenses, and PayPal would be subject to fines or other enforcement action if it violates disclosure, reporting, anti-money laundering, capitalization, corporate governance or other requirements of such licenses. These factors could impose substantial additional costs and involve considerable delay to the development or provision of PayPal’s products in certain countries.

In other countries it may not be clear whether PayPal is required to be licensed as a bank, financial institution or otherwise. In such markets, PayPal may rely on partnerships with local banks to process payments and conduct foreign exchange in local currency. Local regulators may use their power to slow or halt payments to local merchants conducted through PayPal’s local banking partner. Such regulatory actions or the need to obtain licenses, certifications or other regulatory approvals could impose substantial costs and involve considerable delay to the provision or development of PayPal services in a given market, or could require significant and costly operational changes or prevent PayPal from providing any services in a given market.

PayPal is subject to consumer protection laws and regulations.

PayPal is subject to consumer protection laws and regulations in the United States and the other countries in which it operates. PayPal is focused on compliance with these laws and regulations and has programs designed to comply with new and existing consumer protection requirements. However, any errors, failures, or delays in complying with such consumer protection laws and regulations could result in significant criminal and civil lawsuits, penalties, forfeiture of significant assets, or other enforcement actions, as well as reputational harm. Any new consumer protection laws and regulations (or changes to, or expansion of, the interpretation or application of existing laws and regulations) applicable to PayPal could subject PayPal to additional restrictions on its operations, additional compliance and licensure requirements, and increased regulatory scrutiny, which could force PayPal to change its business practices or limit its ability to grow its business. Costs associated with fines or enforcement actions, changes in its compliance requirements, or limitations on its ability to grow our business, could have an adverse effect on its financial results and harm PayPal.

Although there have been no definitive interpretations to date, PayPal has taken actions as though its service is subject to the Electronic Fund Transfer Act and Regulation E enforced by the Consumer Financial Protection Bureau, or CFPB. Under such regulations, among other things, PayPal is required to provide advance disclosure of changes to its service, to follow specified error resolution procedures and to reimburse consumers for losses from certain transactions not authorized by the consumer. Additionally, even technical violations of these laws can result in penalties of up to $1,000 for each non-compliant transaction or up to $500,000 per violation in any class action, and we could also be liable for plaintiffs’ attorneys’ fees. In the second quarter of 2010, two putative class-action lawsuits (Devinda Fernando and Vadim Tsigel v. PayPal, Inc. and Moises Zepeda v. PayPal, Inc.) were filed in the U.S. District Court for the Northern District of California. We are in the process of settling these cases. These lawsuits contain allegations related to violations of aspects of the Electronic Fund Transfer Act and Regulation E and violations of a previous settlement agreement related to Regulation E, and/or allege that PayPal improperly held consumer funds or otherwise improperly limited consumer accounts. These lawsuits seek damages as well as changes to PayPal’s practices, among other remedies. A determination that there have been violations of the Electronic Fund Transfer Act, Regulation E or violations of other laws relating to PayPal’s practices could expose PayPal to significant liability. Any changes to PayPal’s practices resulting from these lawsuits could require PayPal to incur significant costs and to expend substantial resources, which could delay other planned product launches or improvements and further harm our business.

The financial services sector has been increasingly subject to regulatory scrutiny. In January 2012, the CFPB finalized rules under Regulation E, mandated by the Dodd-Frank Act, which required PayPal, beginning in October 2013, to provide additional disclosures, error resolution rights, and cancellation rights to U.S. consumers who make international remittance payments. In November 2014, the CFPB proposed a new prepaid account rule that would apply to prepaid cards and mobile wallets, including PayPal accounts. In December 2014, PayPal became subject to CFPB supervision and examination pursuant to a new regulation that allows the CFPB to supervise all companies, including PayPal, that provide more than one million international money transfers per year. Under the regulation, CFPB examiners are now able to examine PayPal for compliance with the remittance transfer rule and other laws and regulations. For other matters relating to regulation by the CFPB, please see "Note 9: Commitments and Contingencies - Litigation and Other Legal Matters - Regulatory Proceedings."

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

PayPal is subject to various anti-money laundering and counter-terrorist financing laws and regulations around the world that prohibit, among other things, its involvement in transferring the proceeds of criminal activities. PayPal has programs designed to comply with new and existing legal and regulatory requirements. However, any errors, failures, or delays in complying with federal, state or foreign anti-money laundering or counter-terrorist financing laws and regulations could result in significant criminal and civil lawsuits, penalties, forfeiture of significant assets, or other enforcement actions, as well as reputational harm. For a discussion of PayPal's dealings with the U.S. Department of Treasury's Office of Foreign Assets Control (OFAC), please see “Note 9: Commitments and Contingencies - Litigation and Other Legal Matters — Regulatory Proceedings.”

U.S. regulators have increased their scrutiny of compliance with these obligations, which may require PayPal to further revise or expand its compliance program, including the procedures it uses to verify the identity of its customers and to monitor international and domestic transactions. Several countries in which PayPal is regulated have also implemented new anti-money laundering and counter-terrorist financing laws and regulations, and PayPal has had to make changes to its compliance program in response. Regulators regularly re-examine the transaction volume thresholds at which PayPal must obtain and keep applicable records or verify identities of customers and any change in such thresholds could result in greater costs for compliance. Costs associated with fines or enforcement actions, changes in compliance requirements, or limitations on our ability to grow our business could harm our business and any new requirements or changes to existing requirements could impose significant costs on PayPal, result in delays to planned product improvements, make it more difficult for new customers to join PayPal’s network and reduce the attractiveness of its products.

Regulation in the areas of privacy and protection of user data could harm our business.

We are subject to laws relating to the collection, use, retention, security, and transfer of personally identifiable information about our users around the world. Much of the personal information that we collect, especially financial information, is regulated by multiple laws. User data protection laws may be interpreted and applied inconsistently from country to country. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between or among ourselves, our subsidiaries, and other parties with which we have commercial relations. These laws continue to develop in ways we cannot predict and that may harm our business.

Regulatory scrutiny of privacy, user data protection, use of data and data collection is increasing on a global basis. We are subject to a number of privacy and similar laws and regulations in the countries in which we operate and these laws and regulations will likely continue to evolve over time, both through regulatory and legislative action and judicial decisions. Some of these laws impose requirements that are inconsistent with one another, yet regulators may claim that both apply. Complying with these varying national requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business and violations of privacy-related laws can result in significant penalties. In addition, compliance with these laws may restrict our ability to provide services to our customers that they may find to be valuable. A determination that there have been violations of laws relating to our practices under communications-based laws could expose us to significant damage awards, fines and other penalties that could, individually or in the aggregate, materially harm our business. In particular, because of the enormous number of texts, emails and other communications we send to our users, communications laws that provide a specified monetary damage award or fine for each violation (such as those described below) could result in particularly large awards or fines.

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

Other laws and regulations could harm our business.

It is not always clear how laws and regulations governing matters relevant to our business, such as property ownership, copyrights, trademarks, and other intellectual property issues, parallel imports and distribution controls, taxation, libel and defamation, and obscenity apply to our businesses. Many of these laws were adopted prior to the advent of the Internet, mobile, and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Many of these laws, including some of those that do reference the Internet are subject to interpretation by the courts on an ongoing basis and, as a result, their applicability and scope remain uncertain. As our activities, the products and services we offer, and our geographical scope continue to expand, regulatory agencies or courts may claim or hold that we or our users are subject to additional requirements (including licensure) or prohibited from conducting our business in their jurisdiction, either generally or with respect to certain actions. Financial and political events have increased the level of regulatory scrutiny on large companies, and regulatory agencies may view matters or interpret laws and regulations differently than they have in the past and in a manner adverse to our businesses. Our success and increased visibility have driven some existing businesses that perceive us to be a threat to their businesses to raise concerns about our business models to policymakers and regulators. These businesses and their trade association groups employ significant resources in their efforts to shape the legal and regulatory regimes in countries where we have significant operations. They may employ these resources in an effort to change the legal and regulatory regimes in ways intended to reduce the effectiveness of our businesses and the ability of users to use our products and services. These established businesses have raised concerns relating to pricing, parallel imports, professional seller obligations, selective distribution networks, stolen goods, copyrights, trademarks and other intellectual property rights and the liability of the provider of an Internet marketplace for the conduct of its users related to those and other issues. Any changes to the legal or regulatory regimes in a manner that would increase our liability for third-party listings could negatively impact our business.

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

As we expand and localize our international activities, we are increasingly becoming obligated to comply with the laws of the countries or markets in which we operate. In addition, because our services are accessible worldwide and we facilitate sales of goods and provide services to users worldwide, one or more jurisdictions may claim that we or our users are required to comply with their laws based on the location of our servers or one or more of our users, or the location of the product or service being sold or provided in an ecommerce transaction. For example, we were found liable in France, under French law, for transactions on some of our websites worldwide that did not involve French buyers or sellers. Laws regulating Internet, mobile and ecommerce technologies outside of the United States are generally less favorable to us than those in the United States. Compliance may be more costly or may require us to change our business practices or restrict our service offerings, and the imposition of any regulations on us or our users may harm our business. In addition, we may be subject to multiple overlapping legal or regulatory regimes that impose conflicting requirements on us (e.g., in cross-border trade). Our alleged failure to comply with foreign laws could subject us to penalties ranging from criminal prosecution to significant fines to bans on our services, in addition to the significant costs we may incur in defending against such actions.

Following the global financial crisis of 2008, U.S. federal lawmakers enacted the Dodd-Frank Act overhauling the federal government’s oversight of consumer financial products and systemic risk in the U.S. financial system. The general effect of the financial reform law has been, and we expect will continue to be, to require PayPal to make additional disclosures to its users and to impose new restrictions and requirements on certain of its activities, resulting in new compliance requirements and obligations that could increase our costs, may result in increased litigation and the need to make expensive product changes, and could otherwise harm our business.

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

The outcome and impact of such claims, lawsuits, government investigations, and proceedings cannot be predicted with certainty. Regardless of the outcome, such investigations and proceedings can have an adverse impact on us because of legal costs, diversion of management resources, and other factors. Determining reserves for our pending litigation is a complex, fact-intensive process that is subject to judgment calls. It is possible that a resolution of one or more such proceedings could require us to make substantial payments to satisfy judgments, fines or penalties or to settle claims or proceedings, any of which could harm our business. These proceedings could also result in reputational harm, criminal sanctions, consent decrees, or orders preventing us from offering certain products, or services, or requiring a change in our business practices in costly ways, or requiring development of non-infringing or otherwise altered products or technologies. Any of these consequences could harm our business.

We are subject to regulatory activity and antitrust litigation under competition laws.

We are subject to scrutiny by various government agencies under U.S. and foreign laws and regulations, including competition laws. Some jurisdictions also provide private rights of action for competitors or consumers to assert claims of anti-competitive conduct. Other companies and government agencies have in the past and may in the future allege that our actions violate the antitrust or competition laws of the United States, individual states, the European Commission or other countries, or otherwise constitute unfair competition. An increasing number of governments are regulating competition law activities, including increased scrutiny in large markets such as China. Our business partnerships or agreements or arrangements with customers or other companies could give rise to regulatory action or antitrust litigation. Some regulators, particularly those outside of the United States, may perceive our business to be used so broadly that otherwise uncontroversial business practices could be deemed anticompetitive. Certain competition authorities have conducted market studies of our industries. Such claims and investigations, even if without foundation, may be very expensive to defend, involve negative publicity and substantial diversion of management time and effort and could result in significant judgments against us or require us to change our business practices.

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

Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate investment securities may be adversely impacted due to a rise in interest rates. In general, fixed-rate securities with longer maturities are subject to greater interest-rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest-rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease and may also suffer a decline in market value if interest rates increase. Due in part to these factors, our investment income may decline or we may suffer losses in principal if securities are sold that have declined in market value due to changes in interest rates. As of March 31, 2015, the balance of our government bond and corporate debt securities portfolio was $8.5 billion, which represented approximately 56% of our total cash and investment portfolio. In addition, relatively low interest rates limit our investment income, including income we earn on PayPal customer balances. Fluctuations in interest rates that increase the cost of our current or future indebtedness, cause the market value of our assets to decline or reduce our investment income could adversely affect our financial results.

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

•	Some sports teams have threatened to revoke the privileges of season ticket owners if they resell their tickets through a platform that is not affiliated with, or approved by, such sports teams.

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

PayPal’s payment system is susceptible to potentially illegal or improper uses, including terrorist financing, illegal online gambling, fraudulent sales of goods or services, illicit sales of prescription medications or controlled substances, piracy of software, movies, music, and other copyrighted or trademarked goods, money laundering, bank fraud, child pornography trafficking, prohibited sales of alcoholic beverages or tobacco products, online securities fraud, and encouraging, promoting, facilitating or instructing others to engage in illegal activities. There has been an increased focus by intellectual property rights owners and government officials on the role that payments systems play in the sale of, and payment for, pirated digital goods on the Internet, primarily through file sharing services. Changes in law have increased the penalties for intermediaries providing payment services for certain illegal activities and additional payments-related proposals are under active consideration by government authorities. Intellectual property rights owners may seek to bring legal action against payment companies such as PayPal and other entities that are peripherally involved in the sale of infringing items. Rights owners have also increasingly gone into U.S. courts and obtained injunctions requiring PayPal to cease handling transactions for named websites and third parties (in most cases located outside the United States) and to hold the funds of such parties pending judicial resolution of the rights owners’ claims, which disrupts the relationship between PayPal and such parties.

Any resulting claims could damage our reputation and any resulting liabilities, loss of transaction volume or increased costs could harm our business.

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

Our potential liability to third parties for the user-provided content on our sites, particularly in jurisdictions outside the United States where laws governing Internet transactions are unsettled, may increase. If we become liable for information provided by our users and carried on our service in any jurisdiction in which we operate, we could be directly harmed and we may be forced to implement new measures to reduce our exposure to this liability, including expending substantial resources or discontinuing certain service offerings, which could harm our business.

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

Over the last several years we have enhanced the buyer and seller protections offered by PayPal on certain of our Marketplaces and in certain countries, and may further enhance those protections in the future. Changes to PayPal’s buyer and seller protection programs could result in changes and fluctuations in our Payments transaction loss rate. For the three months ended March 31, 2015, our Payments transaction losses (including both direct losses and buyer protection payouts) totaled $122 million, representing 0.20% of our net total payment volume. Increased costs, loss rates or liabilities resulting from our buyer and seller protection programs could harm our business.

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

As the number of products in the software industry increases and the functionality of these products further overlap, and as we acquire technology through acquisitions or licenses, we may become increasingly subject to infringement claims, including patent, copyright, and trademark infringement claims. Litigation may be necessary to determine the validity and scope of the patent and other intellectual property rights of others. The ultimate outcome of any allegation is uncertain and, regardless of the outcome, any such claim, with or without merit, may be time-consuming, result in costly litigation, divert management’s time and attention from our business, require us to stop selling, delay shipping, or redesign our products, or require us to pay substantial amounts to satisfy judgments or settle claims or lawsuits or to pay substantial royalty or licensing fees, or to satisfy indemnification obligations that we have with some of our customers. Our failure to obtain necessary license or other rights, or litigation or claims arising out of intellectual property matters, may harm our business.

Changes to payment card networks or bank fees, rules, or practices could harm PayPal.

PayPal does not directly access the payment card networks, such as Visa and MasterCard, that enable PayPal’s acceptance of credit cards and debit cards (including some types of prepaid cards). As a result, PayPal must rely on banks or other payment processors to process transactions, and must pay fees for the services. From time to time, payment card networks have increased, and may increase in the future, the interchange fees and assessments that they charge for each transaction which accesses their networks. PayPal’s payment card processors have the right to pass any increases in interchange fees and assessments on to PayPal as well as increase their own fees for processing. Any changes in interchange fees and assessments could increase PayPal’s operating costs and reduce its operating income.

In addition, in some jurisdictions, governments have required Visa and MasterCard to reduce interchange fees, or have opened investigations as to whether Visa's or MasterCard’s interchange fees and practices violate antitrust law. In the United States, the Federal Reserve Board issued a final rule capping debit card interchange fees at significantly lower rates than Visa or MasterCard previously charged. In the European Union, the Multilateral Interchange Fee (MIF) Regulation limits credit and debit interchange fees for payments to 0.3% and 0.2%, respectively. The MIF Regulation, which is expected to become effective in the second half of 2015, may significantly impact PayPal’s pricing policy in the European Union. Any such material reduction in credit or debit card interchange rates in the United States or other markets could jeopardize PayPal’s competitive position against traditional credit and debit card processors, although it would also lower PayPal’s costs. Future changes to those regulations or to PayPal’s business could potentially cause PayPal to be treated as a payment card network, which could subject PayPal to additional regulation and require PayPal to change its business practices, which could reduce PayPal’s revenue and adversely affect PayPal’s business.

PayPal is required by its processors to comply with payment card network operating rules, including special operating rules for payment service providers to merchants, and PayPal has agreed to reimburse its processors for any fines they are assessed by payment card networks as a result of any rule violations by PayPal or PayPal’s merchants. The payment card networks set and interpret the card operating rules. Payment card networks have from time to time alleged that various aspects of PayPal’s business model violate these operating rules. If such allegations are not resolved, they could result in material fines and penalties or require changes in PayPal’s business that may be costly. The payment card networks could adopt new operating rules or interpret or re-interpret existing rules that PayPal or its processors might find difficult or even impossible to follow, or costly to implement. As a result, PayPal could lose its ability to give consumers the option of using payment cards to fund their payments or the choice of currency in which they would like their card to be charged. If PayPal were unable to accept payment cards or were meaningfully limited in its ability to do so, its business would be harmed.

PayPal and its payment card processors have implemented specific business processes for merchants in order to comply with operating rules for providing services to merchants, but any failure to comply could result in fines. PayPal also could be, and in the past has been, subject to fines from payment card networks if it fails to detect that merchants are engaging in activities that are illegal or that are considered “high risk,” primarily the sale of certain types of digital content. For “high risk” merchants, PayPal must either prevent such merchants from using PayPal or register such merchants with the payment card networks and conduct additional monitoring with respect to such merchants. Although the amount of these fines has not been material to date, any additional fines in the future could become material and could result in a termination of PayPal’s ability to accept payment cards or require changes in PayPal’s process for registering new customers. This would significantly damage PayPal’s business. PayPal’s retail point-of-sale solution and PayPal Here product are also subject to payment card network operating rules, which may increase the costs of those products or otherwise negatively impact their deployment.

Changes in how consumers fund their PayPal transactions could harm our business.

PayPal pays significant transaction fees when consumers fund payment transactions using credit cards, lower fees when consumers fund payments with debit cards, nominal fees when consumers fund payment transactions by electronic transfer of funds from bank accounts, and no fees when consumers fund payment transactions from an existing PayPal account balance or through the PayPal Credit products. PayPal’s financial success is highly sensitive to changes in the rate at which its consumers fund payments using credit and debit cards, which can significantly increase PayPal's costs. Some of PayPal’s consumers may prefer to use credit and debit cards if these cards offer functionality and benefits not associated with the use of their bank accounts. Some of PayPal’s offerings, including the ability of consumers to make a limited number of “guest” payments without opening a PayPal account, have a higher rate of payment card funding than PayPal’s basic product offering. An increase in the portion of PayPal’s payment volume using credit and debit cards would materially and adversely affect PayPal’s financial performance. Some of PayPal’s plans to lower its funding costs, including both the PayPal Credit products and the ability for consumers to defer payment for a short period of time on some transactions, may increase the risk to PayPal of nonpayment by consumers. An increase in fees associated with our funding mix or in losses associated with nonpayment by consumers could harm our business.

Our credit products and services expose us to additional risks.

Our PayPal Credit products are offered to a wide range of consumers, and the financial success of this business depends on the ability of PayPal and the issuing banks of the PayPal Credit products to manage credit risk related to those products. The lenders extend credit at the point of sale using our proprietary segmentation and credit scoring algorithms and other analytical techniques designed to analyze the credit risk of specific consumers based on their past purchasing and payment history as well as their credit scores. These algorithms and techniques may not accurately predict the creditworthiness of a consumer due to inaccurate assumptions about a particular consumer or the economic environment, among other factors. The accuracy of the predictions and the ability of the lenders and PayPal to manage credit risk related to the PayPal Credit products may also be affected by legal or regulatory changes (e.g., bankruptcy laws and minimum payment regulations), competitors’ actions, changes in consumer behavior, and other factors. A lender may incorrectly interpret the data produced by these algorithms in setting its credit policies, which may impact the financial performance of the PayPal Credit products. In addition, economic and financial conditions may affect consumer confidence levels and reduce consumers’ ability or willingness to use credit, including the credit extended by a lender to PayPal Credit account holders who use the PayPal Credit products, which could harm our business. As of March 31, 2015, approximately $21.5 billion of unused credit was available to PayPal Credit accountholders. While this amount represents the total unused credit available, we have not experienced, and do not anticipate, that all of our PayPal Credit accountholders will access their entire available credit at any given point in time. In addition, the individual lines of credit that make up this unused credit are subject to periodic review and termination by the chartered financial institutions that are the issuers of PayPal Credit products based on, among other things, account usage and customer creditworthiness.

Over the past several years, the volume of credit extended by the financial institutions issuing the PayPal Credit products has increased. In the United States, PayPal purchases the receivables relating to these consumer loans extended by the issuing banks, and therefore bears the risk of loss in the event of loan defaults. Like other businesses with significant exposure to losses from consumer credit, we face the risk that PayPal Credit account holders will default on their payment obligations with respect to the consumer loans, making the receivables uncollectible and creating the risk of potential charge-offs. The non-payment rate among PayPal Credit account holders may increase due to, among other things, changes to underwriting standards by PayPal and the financial institutions issuing the PayPal Credit products, worsening economic conditions, such as a recession or greater austerity in various countries, and high unemployment rates. Consumers who miss payments on their obligations often fail to repay them, and consumers who file for protection under the bankruptcy laws generally do not repay their loans.

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

In 2013, PayPal began a program, working with WebBank, for WebBank to offer business loans to selected merchants in the United States, and for PayPal to purchase the related receivables. Similar programs are also available in the United Kingdom and Australia. Loans to merchants present risks similar to those discussed above associated with the PayPal Credit products.

We purchase receivables related to PayPal Credit products and other credit accounts. If we are unable to fund our purchase of these receivables adequately or in a cost-effective manner, or if we are unable to efficiently manage the cash resources utilized to purchase these receivables, our business could be harmed.

PayPal is not a bank or licensed lender in the United States and relies upon third parties to make the loans and provide the other services critical to its business.

As PayPal is neither a chartered financial institution nor licensed to make loans in any state, we must rely on a bank or licensed lender to offer the PayPal Credit products in the United States. Currently, when a U.S. consumer makes a purchase using a PayPal Credit product, a chartered financial institution extends credit to the consumer, funds the extension of credit at the point of sale, and advances funds to the merchant. We subsequently purchase and retain most of the consumer receivables related to the consumer loans made by the chartered financial institution and, as a result of the purchase, bear most of the risk of loss in the event of loan defaults. Although the chartered financial institution continues to own each of the consumer accounts, we own most of the related consumer receivables, and we are also responsible for servicing functions related to the consumer account.

Comenity Capital Bank , which is an industrial bank chartered by the State of Utah, currently issues PayPal Credit products in the United States. We also have an agreement with WebBank, an industrial bank chartered by the State of Utah pursuant to which WebBank has agreed to take ownership of (and originate loans with respect to) all consumer accounts in the event of a termination or interruption in Comenity Capital Bank’s ability to lend. Nevertheless, any termination or interruption of WebBank’s or Comenity Capital Bank’s ability to lend could result in the inability to originate any new PayPal Credit products, which would require us either to reach a similar arrangement with another chartered financial institution, which, if possible at all, may not be available on favorable terms, or to obtain our own bank charter, which would be a time-consuming and costly process and would subject us to a number of additional laws and regulations, compliance with which would be burdensome.

The PayPal Credit products also rely on third-party merchant processors and payment gateways to process transactions. For the three months ended March 31, 2015, approximately 9% of all transaction volume by dollar amount through the PayPal Credit products was settled through the facilities of a single vendor. Any disruption to these third-party payment processing and gateway services would adversely affect the PayPal Credit products.

PayPal’s failure to manage the assets underlying its customer funds properly could harm its business.

PayPal’s ability to manage and account accurately for the assets underlying its customer funds requires a high level of internal controls. As PayPal’s business continues to grow and it expands its product offerings, it must continue to strengthen its internal controls accordingly. PayPal’s success requires significant public confidence in its ability to handle large and growing transaction volumes and amounts of customer funds. Any failure to maintain necessary controls or to manage the assets underlying its customer funds accurately could severely diminish customer use of PayPal’s products and/or result in penalties and fines, which could harm our business.

Failure to deal effectively with fraudulent activities on our websites would increase our loss rate and harm our business, and could severely diminish merchant and consumer confidence in and use of our services.

We face risks with respect to fraudulent activities on its websites and periodically receive complaints from buyers and sellers who may not have received the goods that they had contracted to purchase or payment for the goods that a buyer had contracted to purchase. In some European and Asian jurisdictions, buyers may also have the right to withdraw from a sale made by a professional seller within a specified time period. While we can, in some cases, suspend the accounts of users who fail to fulfill their payment or delivery obligations to other users, we do not have the ability to require users to make payment or deliver goods, or otherwise make users whole other than through its buyer protection program, which in the United States we refer as the eBay Money Back Guarantee. Although we have implemented measures to detect and reduce the occurrence of fraudulent activities, combat bad buyer experiences and increase buyer satisfaction, including evaluating sellers on the basis of their transaction history and restricting or suspending their activity, there can be no assurance that these measures will be effective in combating fraudulent transactions or improving overall satisfaction among sellers, buyers, and other participants. Additional measures to address fraud could negatively affect the attractiveness of our services to buyers or sellers, resulting in a reduction in the ability to attract new users or retain current users, damage to our reputation, or a diminution in the value of our brand names.

Failure to deal effectively with fraud, fictitious transactions, bad transactions, and negative customer experiences would increase our loss rate and harm our business, and could severely diminish consumer confidence in and use of our services.

PayPal incurs substantial losses due to claims from consumers that merchants have not performed or that their goods or services do not match the merchant’s description. PayPal seeks to recover such losses from the merchant, but may not be able to recover in full if the merchant is unwilling or unable to pay. PayPal also incurs losses from claims that the customer did not authorize the purchase, from buyer fraud, from erroneous transmissions and from consumers who have closed bank accounts or have insufficient funds in them to satisfy payments. In addition, if losses incurred by PayPal related to payment card transactions become excessive, they could potentially result in     PayPal losing the right to accept payment cards for payment. In the event that PayPal was unable to accept payment cards, the number of transactions processed through PayPal would decrease substantially and our business could be harmed. PayPal is similarly subject to the risk of fraudulent activity associated with merchants, users of PayPal Credit products and third parties handling its user information. PayPal has taken measures to detect and reduce the risk of fraud, but these measures need to be continually improved and may not be effective against new and continually evolving forms of fraud or in connection with new product offerings. If these measures do not succeed, our business could be harmed.

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

•
exposure to product liability claims to the extent that hardware devices that we produce for use at the retail point of sale malfunction or are not in compliance with laws , which could result in substantial liability and require product recalls or other actions;

•	exposure to new or additional laws and regulations;

•
increased reliance on third parties involved with processing in-store payments, including independent software providers, electronic point of sale providers, hardware providers (such as cash register and pin-pad providers), payment processors and banks that enable in-store transactions; and

•	lower operating income than PayPal’s other payment solutions.

Unless we are able to successfully manage these risks, including driving adoption of, and significant volume through, our retail point of sale solutions over time, our business could be harmed.

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
The credit ratings assigned to our debt securities could change based upon, among other things, our results of operations and financial condition. These ratings are subject to ongoing evaluation by credit rating agencies, and there can be no assurance that any rating will not be changed or withdrawn by a rating agency in the future. Moreover, these credit ratings are not recommendations to buy, sell or hold any of our debt securities. Actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under review for a downgrade or have been assigned a negative outlook, would likely increase our borrowing costs, which could in turn have a material adverse effect on our financial condition, results of operations, cash flows, and could harm our business.
As of January 1, 2015, our long-term debt and short-term funding were rated investment grade by Standard and Poor's Financial Services, LLC (long-term rated A, short-term rated A-1, with a stable outlook), Moody's Investor Service (long-term rated A2, short-term rated P-1, with a stable outlook), and Fitch Ratings, Inc. (long-term rated A, short-term rated F-1, with a stable outlook). Following the September 2014 announcement of our planned separation of our PayPal business, Standard and Poor's Financial Services, LLC and Moody's Investor Service placed our long-term debt and short-term funding ratings under review with negative implications, while Fitch Ratings, Inc. downgraded our long-term debt from A to A- and short-term funding rating from F1 to F2, retaining our investment grade status, and placed the long-term rating under review with negative implications. As of April 1, 2015, Fitch Ratings, Inc. affirmed the short-term funding rating at F2. We did not experience any material operational, funding, or liquidity impacts from this rating downgrade. We expect that these credit rating agencies will continue to monitor developments in our planned separation of PayPal, including the capital structure for each company after separation, which could result in additional downgrades. We disclose these ratings to enhance the understanding of our sources of liquidity and the effects of our ratings on our costs of funds. Our borrowing costs depend, in part, on our credit ratings and the actions already taken by these credit rating agencies as described above will likely increase, and any further downgrades would likely increase, our borrowing costs.

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

We do not collect taxes on the goods or services sold by users of our services. However, some jurisdictions have implemented, or may implement, laws that require out-of-state sellers of tangible personal property to collect and remit taxes. In particular, the Streamlined Sales Tax Project (an ongoing, multi-year effort by U.S. state and local governments to pursue federal legislation that would require collection and remittance of sales tax by out-of-state sellers) could allow states that meet certain simplification and other criteria to require out-of-state sellers to collect and remit sales taxes on goods purchased by in-state residents. The adoption of such legislation could result in a use tax collection responsibility for certain of our sellers. This collection responsibility and the additional costs associated with complex use tax collection, remittance and audit requirements would make selling on our websites and mobile platforms less attractive for small business retailers and would harm our business, and the proliferation of state legislation to expand sales and use tax collection on Internet sales could adversely affect some of our sellers and indirectly harm our business.

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

From time to time, some taxing authorities in the United States have notified us that they believe we owe them certain taxes imposed on our services. These notifications have not resulted in any significant tax liabilities to date, but there is a risk that some jurisdiction may be successful in the future, which would harm our business.

Similar issues exist outside of the United States, where the application of VAT or other indirect taxes on ecommerce providers is complex and evolving. While we attempt to comply in those jurisdictions where it is clear that a tax is due, some of our subsidiaries have, from time to time, received claims relating to the applicability of indirect taxes to our fees. We have been paying VAT on fees charged to certain of our users in the European Union based on the service provider’s location. On January 1, 2015, changes to the rules determining the place of supply (and thus the country of taxation) for all European Union based providers of electronically supplied services were implemented that require that we pay VAT based on the residence or normal place of business of our customers. These changes may result in our paying a higher rate of VAT on such fees. Additionally, we pay input VAT on applicable taxable purchases within the various countries in which we operate. In most cases, we are entitled to reclaim this input VAT from the various countries. However, because of our unique business model, the application of the laws and rules that allow such reclamation is sometimes uncertain. A successful assertion by one or more countries that we are not entitled to reclaim VAT could harm our business.

In certain jurisdictions, we collect and remit indirect taxes on our fees and pay taxes on our purchases of goods and services. However, tax authorities may raise questions about our calculation, reporting and collection of taxes and may ask us to remit additional taxes, as well as the proper calculation of such taxes. Should any new taxes become applicable or if the taxes we pay are found to be deficient, our business could be harmed.

A taxing authority may seek to impose a tax collection, reporting or record-keeping obligation on companies that engage in or facilitate ecommerce. Any failure by us to meet these requirements could result in substantial monetary penalties and other sanctions and could harm our business. Taxing authorities may also seek to impose tax collection or reporting obligations based on the location of the product or service being sold or provided in an ecommerce transaction, regardless of where the respective users are located. Some jurisdictions could assert that we are responsible for tax on the underlying goods or services sold on our sites. Imposition of a record keeping or tax collecting requirement could decrease seller activity on our sites and would harm our business. Tax authorities may also require us to help ensure compliance by our users by promulgating legislation regulating professional sellers, including tax reporting and collection requirements. In addition, we have periodically received requests from tax authorities in many jurisdictions for information regarding the transactions of large classes of sellers on our sites, and in some cases we have been legally obligated to provide this data. The imposition of any requirements on us to disclose transaction records for all or a class of sellers to tax or other regulatory authorities or to file tax forms on behalf of any sellers, especially requirements that are imposed on us but not on alternative means of ecommerce, and any use of those records to investigate, collect taxes from or prosecute sellers, could decrease seller activity on our sites and harm our business.

We may have exposure to greater than anticipated tax liabilities.

The determination of our worldwide provision for income taxes and other tax liabilities requires estimation and significant judgment, and there are many transactions and calculations where the ultimate tax determination is uncertain. Like many other multinational corporations, we are subject to tax in multiple U.S. and foreign tax jurisdictions and have structured our operations to reduce our effective tax rate. Our determination of our tax liability is always subject to audit and review by applicable domestic and foreign tax authorities, and we are currently undergoing a number of investigations, audits and reviews by taxing authorities throughout the world, including with respect to our tax structure. Any adverse outcome of any such audit or review could harm our business, and the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made. While we have established reserves based on assumptions and estimates that we believe are reasonable to cover such eventualities, these reserves may prove to be insufficient.

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

In light of continuing fiscal challenges in certain U.S. states and in many countries in Europe, various levels of government are increasingly focused on tax reform and other legislative action to increase tax revenue, including corporate income taxes. For example, the economic downturn reduced tax revenues for United States federal and state governments, and a number of proposals to increase taxes from corporate entities have been implemented or are being considered at various levels of government. These include a number of proposals to modify the U.S. federal income tax laws applicable to companies, like ours, operating in multiple U.S. and foreign jurisdictions which, if enacted, could materially increase our effective tax rate. A number of U.S. states have attempted to increase corporate tax revenues by taking an expansive view of corporate presence to attempt to impose corporate income taxes and other direct business taxes on companies that have no physical presence in their state, and taxing authorities in foreign jurisdictions may take similar actions. Many U.S. states are also altering their apportionment formulas to increase the amount of taxable income or loss attributable to their state from certain out-of-state businesses. Similarly, in Europe, and elsewhere in the world, there are various tax reform efforts underway designed to ensure that corporate entities are taxed on a larger percentage of their earnings. Companies that operate over the Internet, such as eBay, are a target of some of these efforts. If more taxing authorities are successful in applying direct taxes to Internet companies that do not have a physical presence in their respective jurisdictions, this could increase our effective tax rate.

Our users and we may be subject to sales reporting and record-keeping obligations.

One or more states, the U.S. federal government or foreign countries may seek to impose reporting or record-keeping obligations on companies that engage in or facilitate ecommerce. Such an obligation could be imposed by legislation intended to improve tax compliance (and legislation to such effect has been contemplated by several states and a number of foreign jurisdictions) or if one of our companies was ever deemed to be the legal agent of the users of our services by a jurisdiction in which it operates. We are required to report to the Internal Revenue Service (IRS) on customers subject to U.S. income tax who receive more than $20,000 in payments and more than 200 payments in a calendar year. As a result, we are required to request tax identification numbers from certain payees, track payments by tax identification number and, under certain conditions, withhold a portion of payments and forward such withholding to the IRS. We have modified our systems to meet these requirements and expect increased operational costs and changes to our user experience in connection with complying with these reporting obligations. The IRS regulations also require us to collect a certification of non-U.S. status from certain international merchants. The Foreign Account Tax Compliance Act, which took effect at the start of 2013, is likely to require an increase in the number of non-U.S. customers from whom we must obtain a similar certification, and to increase the compliance burdens on us. Any failure by us to meet these new requirements could result in substantial monetary penalties and other sanctions and could harm our business.

Our business is subject to online security risks, including security breaches.

Our businesses involve the storage and transmission of users’ personal financial information. In addition, a significant number of our users authorize us to bill their payment card accounts directly for all transaction and other fees charged by us. An increasing number of websites, including those owned by several other large Internet and offline companies, have disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on portions of their websites or infrastructure. The techniques used to obtain unauthorized access, disable, or degrade service, or sabotage systems, change frequently, may be difficult to detect for a long time, and often are not recognized until launched against a target. Certain efforts may be state sponsored and supported by significant financial and technological resources and therefore may be even more difficult to detect. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. Unauthorized parties may also attempt to gain access to our systems or facilities through various means, including hacking into our systems or facilities, fraud, trickery or other means of deceiving our employees, contractors and temporary staff. A party that is able to circumvent our security measures could misappropriate our or our users’ personal information, cause interruption in our operations, damage our computers or those of our users, or otherwise damage our reputation. In addition, our users have been and likely will continue to be targeted by parties using fraudulent “spoof” and “phishing” emails to misappropriate user names, passwords, payment card numbers, or other personal information or to introduce viruses or other malware through “trojan horse” programs to our users’ computers. Our information technology and infrastructure may be vulnerable to cyberattacks or security incidents and third parties may be able to access our users’ proprietary information and payment card data that are stored on or accessible through our systems. Any security breach at a company providing services to us or our users could have similar effects.

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

In addition, under payment card rules and our contracts with our card processors, if there is a breach of payment card information that we store, or that is stored by PayPal’s direct payment card processing customers, we could be liable to the payment card issuing banks for their cost of issuing new cards and related expenses. If we were unable to accept payment cards, our businesses would be harmed. Additionally, financial services regulators in various jurisdictions, including the United States and the European Union, have implemented or are considering proposals to impose new authentication requirements on banks and payment processors intended to reduce online fraud, which could impose significant costs on PayPal, require PayPal to change its business practices, make it more difficult for new customers to join PayPal, and reduce the ease of use of its products, which could harm PayPal’s business.

We may also need to expend significant additional resources to protect against security breaches or to redress problems caused by breaches. These issues are likely to become more difficult and costly as we expand the number of markets where we operate. Additionally, our insurance policies carry low coverage limits, which may not be adequate to reimburse us for losses caused by security breaches and we may not be able to fully collect, if at all, under these insurance policies.

Systems failures and resulting interruptions in the availability of our websites, applications, products or services could harm our business.

Our systems may experience service interruptions or degradation because of hardware and software defects or malfunctions, computer denial-of-service and other cyberattacks, human error, earthquakes, hurricanes, floods, fires, natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses, or other events. Our systems are also subject to break-ins, sabotage and intentional acts of vandalism. Some of our systems are not fully redundant and our disaster recovery planning is not sufficient for all eventualities. In addition, as a provider of payments solutions, we are subject to increased scrutiny by regulators that may require specific business continuity and disaster recovery plans and more rigorous testing of such plans. This increased scrutiny may be costly and time consuming and may divert our resources from other business priorities.

We have experienced and will likely continue to experience system failures, denial of service attacks and other events or conditions from time to time that interrupt the availability or reduce the speed or functionality of our websites and mobile applications. These events have resulted and likely will result in loss of revenue. A prolonged interruption in the availability or reduction in the speed or other functionality of our websites and mobile applications could materially harm our business.

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

Our PayPal website has suffered significant intermittent unavailability , including, for example, transaction failures which affected some customers in the United Kingdom for over 24 hours in August 2014 and mobile login failures which affected some customers for several hours in April 2014. Reliability is particularly critical for PayPal because the full-time availability of PayPal is critical to its goal of gaining widespread acceptance among consumers and merchants for digital and mobile payments. These efforts are costly and time consuming, involve significant technical risk and may divert our resources from new features and products, and there can be no guarantee that these efforts will succeed. Because PayPal is a regulated financial institution, frequent or persistent site interruptions could lead to regulatory scrutiny, significant fines and penalties, or mandatory and costly changes to PayPal’s business practices, and ultimately could cause PayPal to lose existing licenses it needs to operate or prevent it from obtaining additional licenses that it needs to expand.

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

Acquisitions, joint ventures, and strategic investments could result in operating difficulties and could harm our business.

We have acquired a significant number of businesses of varying size and scope, technologies, services, and products. We also expect to continue to evaluate and consider a wide array of potential strategic transactions as part of our overall business strategy, including business combinations, acquisitions, and dispositions of businesses, technologies, services, products, and other assets, as well as strategic investments and joint ventures. In that regard, in January 2015, we announced that we are exploring strategic alternatives for our Enterprise business, including a possible sale or partial sale, or initial public offering, although there can be no assurance that any such transaction will be consummated.

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

Our success largely depends on key personnel. Because competition for our key employees is intense, we may not be able to attract, retain, and develop the highly skilled employees we need to support our business. The loss of senior management or other key personnel could harm our business.

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

We have outsourced certain functions to third-party providers, including some customer support and product development functions, which are critical to our operations. If our service providers do not perform satisfactorily, our operations could be disrupted, which could result in user dissatisfaction and could harm our business.

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

We provide third-party developers with access to application programming interfaces, software development kits and other tools designed to allow them to produce applications for use, with a particular focus on mobile applications. There can be no assurance that merchants or third-party developers will develop and maintain applications and services on our open platforms on a timely basis or at all, and a number of factors could cause such third-party developers to curtail or stop development for our platforms. In addition, our business is subject to many regulatory restrictions. It is possible that merchants and third-party developers who utilize our development platforms or tools could violate these regulatory restrictions and we may be held responsible for such violations, which could harm our business.

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

We expect that the process of completing the proposed separation will be time-consuming and involve significant costs and expenses, which may be significantly higher than what we currently anticipate and may not yield a discernible benefit if the separation is not completed. Executing the proposed separation will require significant time and attention from our senior management and key employees, which could distract them from operating our business, disrupt operations, and result in the loss of business opportunities, which could harm our business.

We may also experience increased difficulties in attracting, retaining and motivating key employees during the pendency of the separation and following its completion, which could harm our businesses.

The proposed separation may not achieve some or all of the anticipated benefits and may adversely affect our business.

Even if the proposed separation is completed, we may not realize some or all of the anticipated benefits from the separation and the separation may in fact adversely affect our business. As independent, publicly traded companies, eBay and PayPal will be smaller, less diversified companies with a narrower business focus and may be more vulnerable to changing market conditions, which could materially and adversely affect their respective businesses, financial condition and results of operations. Separating the businesses may also eliminate or reduce synergies that existed prior to the separation, which could harm each business.

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

Uncertainty related to the proposed separation may lead customers and other parties with which we currently do business or may do business in the future to terminate or attempt to negotiate changes in existing business relationships, or consider entering into business relationships with parties other than us. These disruptions could have a material and adverse effect on our businesses, financial condition, results of operations, and prospects. The proposed separation and related uncertainties may also make it more difficult for us to attract new employees, including those necessary to successfully operate two public companies post-separation, or to retain current employees and may make our stock options and other equity awards less attractive to current and prospective employees. The effect of such disruptions could be exacerbated by any delays in the completion of the separation. In addition, as independent stand-alone entities, eBay and PayPal may be unable to obtain goods, services, financing and technology at prices or on terms as favorable as those obtained by eBay Inc. prior to the separation.

The potential negative impact of the events described above could not only adversely affect the individual eBay and PayPal businesses following their separation into independent companies but could also adversely affect our company as currently constituted.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchase activity during the three months ended March 31, 2015 was as follows:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet be Purchased Under the Programs (b)
January 31, 2015	14,825,797	(a)	14,825,797	$1,984,542,829
February 28, 2015	—	$—	—	$1,984,542,829
March 31, 2015	2,732,076	(a)	2,732,076	$1,984,542,829
	17,557,873		17,557,873

(a)
At the end of January 2015, we entered into an accelerated share repurchase agreement (ASR) to purchase $1 billion of our common stock. 14,825,797 shares were delivered in January 2015. In March 2015, the purchase period for this ASR ended and an additional 2,732,076 shares were delivered. In total, 17,557,873 shares were delivered under the January 2015 ASR at an average purchase price of $56.95 per share.

(b)
In January 2014, our Board authorized a stock repurchase program that provided for the repurchase of up to an additional $5 billion of our common stock, with no expiration from the date of authorization. In January 2015, our Board authorized an additional $2 billion stock repurchase program, with no expiration from the date of authorization. The stock repurchase programs are intended to offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, to make opportunistic repurchases of our common stock to reduce our outstanding share count. Any share repurchases under our stock repurchase programs may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives.

Our stock repurchase programs may be limited or terminated at any time without prior notice. The timing and actual number of shares repurchased will depend on a variety of factors, including corporate and regulatory requirements, price and other market conditions and management's determination as to the appropriate use of our cash.

As of March 31, 2015, a total of approximately $2.0 billion remained available for future repurchases of our common stock under our January 2015 stock repurchase program. For further details, please see "Part I, Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Stock Repurchases."

Item 3:	Defaults Upon Senior Securities

Not applicable.

Item 4:	Mine Safety Disclosures

Not applicable.

Item 5:	Other Information

Not applicable.

Item 6:	Exhibits

The information required by this Item is set forth in the Index of Exhibits that follows the signature page of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eBay Inc.
Principal Executive Officer:

		By:	/s/ John J. Donahoe
John J. Donahoe
President and Chief Executive Officer
Date:	April 23, 2015
Principal Financial Officer:

		By:	/s/ Robert H. Swan
Robert H. Swan
Senior Vice President, Finance and Chief Financial Officer
Date:	April 23, 2015
Principal Accounting Officer:

		By:	/s/ Brian J. Doerger
Brian J. Doerger
Vice President, Chief Accounting Officer
Date:	April 23, 2015

INDEX TO EXHIBITS

Exhibit 12.01	Statement regarding computation of ratio of earnings to fixed charges.
Exhibit 31.01	Certification of Registrant's Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.02	Certification of Registrant's Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.01	Certification of Registrant's Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.02	Certification of Registrant's Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document