Form 10-Q
period 2015-06-30
EBAY INC
filed 2015-07-21
CIK 1065088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 14, 2015, there were 1,218,228,091 of the registrant's common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements
eBay Inc.
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2015	December 31, 2014
	(In millions, except par value amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,971	$6,299
Short-term investments	5,583	3,769
Accounts receivable, net	662	651
Loans and interest receivable, net	3,152	3,600
Funds receivable and customer accounts	11,352	10,545
Other current assets	1,643	1,414
Current assets held for sale	1,186	253
Total current assets	28,549	26,531
Long-term investments	5,881	5,767
Property and equipment, net	2,781	2,599
Goodwill	7,902	7,807
Intangible assets, net	283	305
Other assets	262	261
Long-term assets held for sale	—	1,862
Total assets	$45,658	$45,132
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$865	$850
Accounts payable	368	221
Funds payable and amounts due to customers	11,352	10,545
Accrued expenses and other current liabilities	3,868	5,279
Deferred revenue	125	108
Income taxes payable	101	154
Current liabilities held for sale	381	374
Total current liabilities	17,060	17,531
Deferred and other tax liabilities, net	1,913	719
Long-term debt	6,757	6,777
Other liabilities	123	125
Long-term liabilities held for sale	—	74
Total liabilities	25,853	25,226
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock, $0.001 par value; 3,580 shares authorized; 1,218 and 1,224 shares outstanding	2	2
Additional paid-in capital	14,306	13,887
Treasury stock at cost, 402 and 384 shares	(15,054)	(14,054)
Retained earnings	19,609	18,900
Accumulated other comprehensive income	942	1,171
Total stockholders' equity	19,805	19,906
Total liabilities and stockholders' equity	$45,658	$45,132
The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions, except per share amounts)
	(Unaudited)
Net revenues	$4,379	$4,103	$8,549	$8,100
Cost of net revenues	1,348	1,181	2,585	2,330
Gross profit	3,031	2,922	5,964	5,770
Operating expenses:
Sales and marketing	836	885	1,600	1,661
Product development	485	468	935	915
General and administrative	683	448	1,322	900
Provision for transaction and loan losses	262	229	519	432
Amortization of acquired intangible assets	24	38	47	82
Total operating expenses	2,290	2,068	4,423	3,990
Income from operations	741	854	1,541	1,780
Interest and other, net	126	10	135	5
Income from continuing operations before income taxes	867	864	1,676	1,785
Provision for income taxes	(185)	(144)	(323)	(3,360)
Income (loss) from continuing operations	$682	$720	$1,353	$(1,575)
Loss from discontinued operations, net of income taxes	(599)	(44)	(644)	(75)
Net income (loss)	$83	$676	$709	$(1,650)

Income (loss) per share - basic:
Continuing operations	$0.56	$0.57	$1.11	$(1.24)
Discontinued operations	$(0.49)	$(0.03)	$(0.53)	$(0.06)
Net income (loss) per share - basic	$0.07	$0.54	$0.58	$(1.30)

Income (loss) per share - diluted:
Continuing operations	$0.56	$0.57	$1.10	$(1.24)
Discontinued operations	$(0.49)	$(0.04)	$(0.52)	$(0.06)
Net income (loss) per share - diluted	$0.07	$0.53	$0.58	$(1.30)

Weighted average shares:
Basic	1,217	1,258	1,217	1,267
Diluted	1,225	1,267	1,227	1,267

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
	(Unaudited)
Net income (loss)	$83	$676	$709	$(1,650)
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation gain (loss)	21	120	(244)	91
Unrealized gains (losses) on investments, net	144	16	122	(81)
Tax (expense) benefit on unrealized gains (losses) on investments, net	(53)	(10)	(44)	32
Unrealized gains (losses) on hedging activities, net	(152)	22	(63)	37
Tax (expense) benefit on unrealized gains (losses) on hedging activities, net	2	(1)	—	(4)
Other comprehensive income (loss), net tax	(38)	147	(229)	75
Comprehensive income (loss)	$45	$823	$480	$(1,575)

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2015	2014
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$709	$(1,650)
Loss from discontinued operations	644	75
Adjustments:
Provision for transaction and loan losses	519	432
Depreciation and amortization	634	615
Stock-based compensation	370	307
Purchases of loans held for sale	(196)	—
Proceeds from sale of loans held for sale	200	—
Gain on sale of investments and loans held for sale	(132)	—
Deferred income taxes	(28)	3,043
Changes in assets and liabilities, net of acquisition effects	(418)	(95)
Net cash provided by continuing operating activities	2,302	2,727
Net cash provided by (used in) discontinued operating activities	5	(59)
Net cash provided by operating activities	2,307	2,668
Cash flows from investing activities:
Purchases of property and equipment	(720)	(421)
Changes in principal loans receivable, net	(319)	(232)
Proceeds from sale of loans originated for investment	714	—
Purchases of investments	(6,119)	(3,641)
Maturities and sales of investments	4,369	3,264
Acquisitions, net of cash acquired	(273)	(35)
Other	(2)	(6)
Net cash used in continuing investing activities	(2,350)	(1,071)
Net cash used in discontinued investing activities	(70)	(58)
Net cash used in investing activities	(2,420)	(1,129)
Cash flows from financing activities:
Proceeds from issuance of common stock	146	154
Repurchases of common stock	(1,000)	(3,468)
Excess tax benefits from stock-based compensation	56	86
Tax withholdings related to net share settlements of restricted stock awards and units	(180)	(210)
Funds receivable and customer accounts, net	(807)	(777)
Funds payable and amounts due to customers, net	807	777
Net borrowings under commercial paper program	—	1,200
Other	—	3
Net cash used in continuing financing activities	(978)	(2,235)
Net cash used in discontinued financing activities	—	(3)
Net cash used in financing activities	(978)	(2,238)
Effect of exchange rate changes on cash and cash equivalents	(250)	39

Net increase (decrease) in cash and cash equivalents	(1,341)	(660)
Cash and cash equivalents at beginning of period	6,328	4,494
Cash and cash equivalents at end of period	$4,987	$3,834
Less: Cash and cash equivalents of held for sale	$16	$37
Cash and cash equivalents of continuing operations at end of period	$4,971	$3,797
Supplemental cash flow disclosures:
Cash paid for interest	$88	$49
Cash paid for income taxes	$199	$142

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — The Company and Summary of Significant Accounting Policies

The Company

We are a global technology company that enables commerce through two reportable segments: Marketplaces and Payments. Our Marketplaces segment includes our eBay.com platform and its localized counterparts and our other online platforms, such as our online classifieds sites and StubHub. Our Payments segment is comprised of our PayPal business.

During the second quarter of 2015, our Board of Directors approved a plan to sell the businesses underlying our Enterprise segment. As a result, we have classified the results of our Enterprise segment as discontinued operations in our condensed consolidated statement of income for all periods presented. Additionally, the related assets and liabilities associated with the discontinued operations are classified as held for sale in our condensed consolidated balance sheet. On July 16, 2015, we signed a definitive agreement to sell these businesses and, subject to customary closing conditions, we expect to close this transaction in the second half of 2015. See "Note 4 - Discontinued Operations" for additional information.

On September 30, 2014, we announced that our Board of Directors, following a strategic review of our growth strategies and structure, approved a plan to separate PayPal (consisting of our Payments segment) into an independent publicly traded company. On July 17, 2015, we completed the distribution of 100% of the outstanding common stock of PayPal Holdings, Inc. to our stockholders (the "Distribution"). See "Note 18 - Subsequent Events" for additional information.

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

Recent Accounting Pronouncements

In 2014, the FASB issued new guidance related to reporting discontinued operations. This new standard raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The new standard is now effective for the Company. The standard impacted the presentation of our Enterprise segment during the second quarter of 2015 related to the financial statement presentation of assets held for sale and required additional disclosures as presented in "Note 4 - Discontinued Operations." In a similar manner, the standard will also impact our financial statements that are issued after the Distribution.

In 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition guidance provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In July 2015, the FASB voted to defer the effective date to January 1, 2018 with early adoption beginning January 1, 2017. We are evaluating the impact of adopting this new accounting guidance on our financial statements.

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

In 2014, the FASB issued new guidance on the disclosures related to going concern. The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our financial statements.

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

In 2015, the FASB issued new guidance related to presentation of debt issuance costs. The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our financial statements.

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

In 2015, the FASB issued new guidance related to pushdown accounting. The new guidance removes references to the SEC guidance on pushdown accounting from the FASB Accounting Standards Codification. The amendments therefore conform the FASB’s guidance on pushdown accounting with the SEC’s guidance. The adoption of this guidance did not have a material impact on our financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions, except per share amounts)
Numerator:
Income (loss) from continuing operations	$682	$720	$1,353	$(1,575)
Loss from discontinued operations, net of income taxes	(599)	(44)	(644)	(75)
Net income (loss)	$83	$676	$709	$(1,650)
Denominator:
Weighted average shares of common stock - basic	1,217	1,258	1,217	1,267
Dilutive effect of equity incentive awards	8	9	10	—
Weighted average shares of common stock - diluted	1,225	1,267	1,227	1,267
Income (loss) per share - basic:
Continuing operations	$0.56	$0.57	$1.11	$(1.24)
Discontinued operations	$(0.49)	$(0.03)	$(0.53)	$(0.06)
Net income (loss) per share - basic	$0.07	$0.54	$0.58	$(1.30)
Income (loss) per share - diluted:
Continuing operations	$0.56	$0.57	$1.10	$(1.24)
Discontinued operations	$(0.49)	$(0.04)	$(0.52)	$(0.06)
Net income (loss) per share - diluted	$0.07	$0.53	$0.58	$(1.30)
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	3	17	3	54

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3 — Business Combinations

During the three months ended June 30, 2015, we completed two acquisitions in our Payments segment for aggregate purchase consideration of approximately $281 million, consisting primarily of cash. The acquisition of Paydiant is intended to expand PayPal's capabilities in mobile payments. Using Paydiant’s platform, PayPal's merchant partners can create their own branded wallets to accelerate mobile-in-store payments and drive consumer engagement through mobile payments, loyalty, offers and the prioritization of preferred payment types, such as store branded credit cards and gift cards. The acquisition of CyActive is intended to further enhance PayPal's risk assessment capabilities used to protect merchants and consumers on our Payments Platform. CyActive is a cybersecurity firm that specializes in technology that predicts how malware will develop. The allocation of the aggregate purchase consideration resulted in purchased intangible assets of $57 million and goodwill of $224 million. Acquired intangible assets included marketing-related and technology-based assets. We generally do not expect goodwill to be deductible for income tax purposes. The allocations of the respective purchase prices for these acquisitions have been prepared on a preliminary basis and changes to those allocations may occur as additional information becomes available. The condensed consolidated financial statements include the operating results of the acquired businesses since the respective dates of the acquisitions. Pro forma results of operations have not been presented because the effect of the acquisitions were not material to our financial results.

Note 4 — Discontinued Operations

Enterprise

During the second quarter of 2015, our Board of Directors approved a plan to sell the businesses underlying our Enterprise segment. On July 16, 2015, we signed a definitive agreement to sell these businesses for $925 million and, subject to customary closing conditions, we expect to close this transaction in the second half of 2015. Based on the expected sales proceeds from bids received during the second quarter, we recorded a goodwill impairment of $786 million. We have classified the results of our Enterprise segment as discontinued operations in our condensed consolidated statement of income for all periods presented. Additionally, the related assets and liabilities associated with the discontinued operations are classified as held for sale in our condensed consolidated balance sheet. The assets and liabilities as of June 30, 2015 are classified as current in our condensed consolidated balance sheet as we expect to close the transaction discussed above within one year.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The financial results of our Enterprise business through June 30, 2015 are presented as loss from discontinued operations, net of income taxes on our condensed consolidated statement of income. The following table presents financial results of the Enterprise business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Net revenues	$266	$263	$544	$528
Cost of net revenues	209	211	422	413
Gross profit	57	52	122	115
Operating expenses:
Sales and marketing	34	29	64	58
Product development	31	32	66	65
General and administrative	64	13	90	26
Provision for transaction and loan losses	1	3	8	4
Amortization of acquired intangible assets	35	35	70	70
Goodwill impairment	786	—	786	—
Total operating expenses	951	112	1,084	223
Loss from operations of discontinued operations	(894)	(60)	(962)	(108)
Interest and other, net	4	(1)	3	(1)
Loss from discontinued operations before income taxes	(890)	(61)	(959)	(109)
Income tax benefit	291	17	315	34
Loss from discontinued operations, net of income taxes	$(599)	$(44)	$(644)	$(75)

The following table presents the aggregate carrying amounts of the classes of held for sale assets and liabilities:

	June 30, 2015	December 31, 2014
	(In millions)
Carrying amounts of assets included as part of discontinued operations:
Cash and cash equivalents	$16	$29
Short-term investments	1	1
Accounts receivable, net	114	146
Other current assets	53	77
Long-term investments	11	10
Property and equipment, net	315	303
Goodwill	500	1,287
Intangible assets, net	174	259
Other assets	2	3
Total assets classified as held for sale in the condensed consolidated balance sheet	$1,186	$2,115

Carrying amounts of liabilities included as part of discontinued operations:
Accounts payable	110	179
Accrued expenses and other current liabilities	107	115
Deferred revenue	81	80
Deferred and other tax liabilities, net	82	73
Other liabilities	1	1
Total liabilities classified as held for sale in the condensed consolidated balance sheet	$381	$448

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents cash flow of the Enterprise business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Net cash provided by (used in) discontinued operating activities	$47	$20	$5	$(59)
Net cash used in discontinued investing activities	$(47)	$(33)	$(70)	$(58)
Net cash used in discontinued financing activities	$—	$(1)	$—	$(3)

Note 5 — Goodwill and Intangible Assets

Goodwill

The following table presents goodwill balances and adjustments to those balances for each of our reportable segments during the six months ended June 30, 2015:

	December 31, 2014	Goodwill Acquired	Adjustments	June 30, 2015
	(In millions)
Reportable segments:
Marketplaces	$4,677	$—	$(135)	$4,542
Payments	$3,130	$224	$6	$3,360
	$7,807	$224	$(129)	$7,902

The adjustments to goodwill during the six months ended June 30, 2015 were due primarily to foreign currency translations.

Intangible Assets

The components of identifiable intangible assets are as follows:

	June 30, 2015				December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
	(In millions, except years)
Intangible assets:
Customer lists and user base	$954	$(888)	$66	6	$954	$(884)	$70	6
Marketing related	789	(711)	78	5	823	(713)	110	5
Developed technologies	445	(365)	80	3	404	(348)	56	3
All other	280	(221)	59	4	278	(209)	69	4
	$2,468	$(2,185)	$283		$2,459	$(2,154)	$305

Amortization expense for intangible assets was $43 million and $59 million for the three months ended June 30, 2015 and 2014, respectively. Amortization expense for intangible assets was $81 million and $124 million for the six months ended June 30, 2015 and 2014, respectively.

Goodwill and intangible assets to be disposed of as a result of our planned sale of our Enterprise segment were included in Current assets held for sale on our condensed consolidated balance sheet as of June 30, 2015 and accordingly, are not included in the tables above.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Expected future intangible asset amortization as of June 30, 2015 is as follows (in millions):

Fiscal years:
Remaining 2015	$77
2016	116
2017	64
2018	23
2019	3
Thereafter	—
$283

Note 6 — Segments

We have two reportable segments: Marketplaces and Payments. We allocate resources to and assess the performance of each reportable segment using information about its revenue and operating income (loss). We do not evaluate operating segments using discrete asset information. We do not allocate gains and losses from equity investments, interest and other income, or taxes to our reportable segments. During the second quarter, we have classified the results of our Enterprise segment as discontinued operations in our condensed consolidated statement of income for all periods presented. Additionally, the related assets and liabilities associated with the discontinued operations are classified as held for sale in our condensed consolidated balance sheet. See "Note 4 - Discontinued Operations" for additional information. The corporate and other category includes income, expenses and charges such as:

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize the financial performance of our reportable segments and provide a reconciliation to our consolidated operating results for the periods reflected below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Net Revenue
Marketplaces
Net transaction revenues	$1,684	$1,722	$3,356	$3,449
Marketing services and other revenues	432	452	829	880
	2,116	2,174	4,185	4,329
Payments
Net transaction revenues	2,006	1,741	3,946	3,441
Marketing services and other revenues	254	205	422	350
	2,260	1,946	4,368	3,791

Elimination of inter-segment net revenue and other(1)	3	(17)	(4)	(20)
Total consolidated net revenue	$4,379	$4,103	$8,549	$8,100

Operating income (loss)
Marketplaces	$758	$788	$1,569	$1,644
Payments	590	478	1,123	953
Corporate and other	(607)	(412)	(1,151)	(817)
Total operating income (loss)	$741	$854	$1,541	$1,780

(1) Represents revenue generated between our reportable segments and other revenue.

Note 7 — Investments

At June 30, 2015 and December 31, 2014, the estimated fair value of our short-term and long-term investments classified as available for sale, were as follows:

	June 30, 2015
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Short-term investments:
Restricted cash	$44	$—	$—	$44
Corporate debt securities	3,737	1	(1)	3,737
Government and agency securities	595	—	—	595
Time deposits and other	56	—	—	56
Equity instruments	8	1,143	—	1,151
	$4,440	$1,144	$(1)	$5,583
Long-term investments:
Corporate debt securities	5,654	20	(10)	5,664
Government and agency securities	51	—	—	51
	$5,705	$20	$(10)	$5,715

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2014
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Short-term investments:
Restricted cash	$29	$—	$—	$29
Corporate debt securities	2,519	1	(1)	2,519
Government and agency securities	3	—	—	3
Time deposits and other	181	—	—	181
Equity instruments	9	1,028	—	1,037
	$2,741	$1,029	$(1)	$3,769
Long-term investments:
Corporate debt securities	5,319	18	(18)	5,319
Government and agency securities	232	1	—	233
	$5,551	$19	$(18)	$5,552

We had no material long-term or short-term investments that have been in a continuous unrealized loss position for more than 12 months as of June 30, 2015 and December 31, 2014. Refer to "Note 16 - Accumulated Other Comprehensive Income" for amounts reclassified to earnings from unrealized gains and losses.

The estimated fair values of our short-term and long-term investments classified as available for sale by date of contractual maturity at June 30, 2015 are as follows:

June 30, 2015
(In millions)
One year or less (including restricted cash of $44)	$4,432
One year through two years	2,504
Two years through three years	1,852
Three years through four years	1,163
Four years through five years	147
Five years through six years	32
Six years through seven years	3
Seven years through eight years	9
Eight years through nine years	—
Nine years through ten years	1
Ten years through eleven years	—
Eleven years through twelve years	4
$10,147
Equity and cost method investments
We have made multiple equity and cost method investments which are reported in long-term investments on our consolidated balance sheet. As of June 30, 2015 and December 31, 2014, our equity and cost method investments totaled $166 million and $215 million, respectively. During the second quarter of 2015, we sold our equity interest in craigslist, Inc and the resulting gain is recorded in Interest and other, net on our condensed consolidated statement of income.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8 — Fair Value Measurement of Assets and Liabilities

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014:

Description	Balance as of June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents	$4,971	$3,939	$1,032
Short-term investments:
Restricted cash	44	44	—
Corporate debt securities	3,737	—	3,737
Government and agency securities	595	—	595
Time deposits	56	—	56
Equity instruments	1,151	1,151	—
Total short-term investments	5,583	1,195	4,388
Funds receivable and customer accounts	5,839	—	5,839
Derivatives	181	—	181
Long-term investments:
Corporate debt securities	5,664	—	5,664
Government and agency securities	51	—	51
Total long-term investments	5,715	—	5,715
Total financial assets	$22,289	$5,134	$17,155

Liabilities:
Derivatives	$61	$—	$61

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Description	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents	$6,299	$3,888	$2,411
Short-term investments:
Restricted cash	29	29	—
Corporate debt securities	2,519	—	2,519
Government and agency securities	3	—	3
Time deposits	181	—	181
Equity instruments	1,037	1,037	—
Total short-term investments	3,769	1,066	2,703
Funds receivable and customer accounts	4,161	—	4,161
Derivatives	219	—	219
Long-term investments:
Corporate debt securities	5,319	—	5,319
Government and agency securities	233	—	233
Total long-term investments	5,552	—	5,552
Total financial assets	$20,000	$4,954	$15,046

Liabilities:
Derivatives	$27	$—	$27

Our financial assets and liabilities are valued using market prices on both active markets (level 1) and less active markets (level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. The majority of our derivative instruments are valued using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as equity prices, interest rate yield curves, option volatility and currency rates. We did not have any transfers of financial instruments between valuation levels during the six months ended June 30, 2015.

Cash and cash equivalents are short-term, highly liquid investments with original or remaining maturities of three months or less when purchased and are comprised primarily of bank deposits, certificates of deposit and commercial paper. We had total funds receivable and customer accounts of $11.4 billion as of June 30, 2015, of which $5.8 billion was invested in time deposits and U.S. and foreign government and agency securities. We elect to account for certain customer accounts, including foreign-currency denominated available-for-sale investments, under the fair value option. Election of the fair value option allows us to significantly reduce the accounting asymmetry that would otherwise arise when recognizing foreign exchange gains and losses relating to available-for-sale investments and the corresponding customer liabilities.

In addition, we had cost and equity method investments of approximately $166 million and $215 million included in long-term investments on our condensed consolidated balance sheet at June 30, 2015 and December 31, 2014, respectively.

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

As of June 30, 2015 and December 31, 2014, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other financial instruments, including accounts receivable, loans and interest receivable, accounts payable, funds receivable, certain customer accounts, funds payable and amounts due to customers, are carried at cost, which approximates their fair value because of the short-term nature of these instruments.

Note 9 — Derivative Instruments

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

For our derivative instruments designated as cash flow hedges, the amounts recognized in earnings related to the ineffective portion were not material in each of the periods presented, and we did not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness. As of June 30, 2015, we have estimated that approximately $109 million of net derivative gains related to our cash flow hedges included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Derivative Contracts

The fair values of our outstanding derivative instruments as of June 30, 2015 and December 31, 2014 were as follows:

	Balance Sheet Location	June 30, 2015	December 31, 2014
		(In millions)
Derivative Assets:
Foreign exchange contracts designated as cash flow hedges	Other Current Assets	$125	$170
Foreign exchange contracts not designated as hedging instruments	Other Current Assets	35	27
Interest rate contracts designated as fair value hedges	Other Assets	21	22
Total derivative assets		$181	$219

Derivative Liabilities:
Foreign exchange contracts designated as cash flow hedges	Other Current Liabilities	$20	$2
Foreign exchange contracts not designated as hedging instruments	Other Current Liabilities	41	25
Total derivative liabilities		$61	$27

Total fair value of derivative instruments		$120	$192

Under the master netting agreements with the respective counterparties to our derivative contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis on our condensed consolidated balance sheet. As of June 30, 2015, the potential effect of rights of set-off associated with the foreign exchange contracts discussed above would be an offset to both assets and liabilities by $51 million, resulting in net derivative assets and derivative liabilities of $109 million and $10 million, respectively. We are not required to pledge, nor are we entitled to receive, collateral related to our foreign exchange derivative transactions. As of June 30, 2015, we had neither pledged nor received collateral related to our interest rate derivative transactions.

Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following table summarizes the activity of derivative contracts that qualify for hedge accounting as of June 30, 2015 and December 31, 2014, and the impact of these derivative contracts on accumulated other comprehensive income for the six months ended June 30, 2015:

	December 31, 2014	Amount of gain (loss) recognized in other comprehensive income (effective portion)	Amount of gain (loss) reclassified from accumulated other comprehensive income to net revenue and operating expense (effective portion)	June 30, 2015
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$168	$81	$144	$105

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

Effect of Derivative Contracts on Condensed Consolidated Statement of Income

The following table provides the location in our financial statements of the recognized gains or losses related to our foreign exchange derivative instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Foreign exchange contracts designated as cash flow hedges recognized in net revenues	$62	$(23)	$112	$(40)
Foreign exchange contracts designated as cash flow hedges recognized in operating expenses	12	(4)	32	(8)
Foreign exchange contracts not designated as hedging instruments recognized in interest and other, net	(41)	(12)	(15)	(22)
Total gain (loss) recognized from foreign exchange derivative contracts in the condensed consolidated statement of income	$33	$(39)	$129	$(70)

$15 million in net derivative losses recognized in interest and other, net, during the three and six months ended June 30, 2015 pertained to foreign exchange contracts not designated as hedging instruments used to mitigate the effect of translation in future periods.

The following table provides the location in our financial statements of the recognized gains or losses related to our interest rate derivative instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Gain (loss) from interest rate contracts designated as fair value hedges recognized in interest and other, net	$(38)	N/A	$(1)	N/A
Gain (loss) from hedged items attributable to hedged risk recognized in interest and other, net	38	N/A	1	N/A
Total gain (loss) recognized from interest rate derivative contracts in the condensed consolidated statement of income	$—	N/A	$—	N/A

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

	June 30,
	2015	2014
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$2,206	$2,600
Foreign exchange contracts not designated as hedging instruments	3,594	4,147
Interest rate contracts designated as fair value hedges	2,400	N/A
Total	$8,200	$6,747

Note 10 — Debt
The following table summarizes the carrying value of our outstanding debt:

	Coupon	Carrying Value as of	Effective	Carrying Value as of	Effective
	Rate	June 30, 2015	Interest Rate	December 31, 2014	Interest Rate
	(In millions, except percentages)
Long-Term Debt
Floating Rate Notes:
Senior notes due 2017	LIBOR plus 0.20%	$450	0.566%	$450	0.560%
Senior notes due 2019	LIBOR plus 0.48%	400	0.815%	400	0.811%

Fixed Rate Notes:
Senior notes due 2017	1.350%	1,000	1.456%	1,000	1.456%
Senior notes due 2019	2.200%	1,148	2.346%	1,148	2.346%
Senior notes due 2020	3.250%	498	3.389%	498	3.389%
Senior notes due 2021	2.875%	749	2.993%	749	2.993%
Senior notes due 2022	2.600%	999	2.678%	999	2.678%
Senior notes due 2024	3.450%	749	3.531%	749	3.531%
Senior notes due 2042	4.000%	743	4.114%	743	4.114%
Total senior notes		6,736		6,736
Hedge accounting fair value adjustments		21		22
Other indebtedness		—		19
Total long-term debt		$6,757		$6,777

Short-Term Debt
Senior notes due 2015	0.700%	250	0.820%	250	0.820%
Senior notes due 2015	1.625%	600	1.805%	600	1.805%
Other indebtedness		15		—
Total short-term debt		865		850
Total Debt		$7,622		$7,627

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

To help achieve our interest rate risk management objectives, in connection with the July 2014 issuance of senior notes, we entered into interest rate swap agreements that effectively converted $2.4 billion of our fixed rate debt to floating rate debt based on LIBOR plus a spread. These swaps were designated as fair value hedges against changes in the fair value of certain fixed rate senior notes resulting from changes in interest rates. The gains and losses related to changes in the fair value of interest rate swaps substantially offset changes in the fair value of the hedged portion of the underlying debt that are attributable to changes in market interest rates.

The effective interest rates for our senior notes include the interest payable, the amortization of debt issuance costs and the amortization of any original issue discount on these senior notes. Interest on these senior notes is payable either quarterly or semiannually. Interest expense associated with our senior notes, including amortization of debt issuance costs, during the three months ended June 30, 2015 and 2014 was approximately $46 million and $26 million, respectively. At June 30, 2015, the estimated fair value of these senior notes was approximately $7.4 billion.

The indenture pursuant to which the senior notes were issued includes customary covenants that, among other things and subject to exceptions, limit our ability to incur, assume or guarantee debt secured by liens on specified assets or enter into sale and lease-back transactions with respect to specified properties, and also includes customary events of default.
Other Indebtedness
Our other indebtedness is comprised of overdraft facilities. We have formal overdraft facilities in India bearing interest on drawn balances at a rate of approximately 9% to 10% per annum. Drawn balances are expected to be repaid in less than one year.
Commercial Paper
We have an up to $2 billion commercial paper program pursuant to which we may issue commercial paper notes with maturities of up to 397 days from the date of issue in an aggregate principal amount at maturity of up to $2 billion outstanding at any time. As of June 30, 2015, there were no commercial paper notes outstanding.
Credit Agreement
As of June 30, 2015, no borrowings or letters of credit were outstanding under our $3 billion credit agreement. However, as described above, we have an up to $2 billion commercial paper program and therefore maintain $2 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due. As a result, at June 30, 2015, $1 billion of borrowing capacity was available for other purposes permitted by the credit agreement. The credit agreement includes customary representations, warranties, affirmative and negative covenants, including a financial covenant, events of default and indemnification provisions in favor of the banks. The negative covenants include restrictions regarding the incurrence of liens, subject to certain exceptions. The financial covenant requires us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio.
We were in compliance with all covenants in our outstanding debt instruments for the three-month period ended June 30, 2015.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11 — Commitments and Contingencies

Commitments

 As of June 30, 2015, approximately $22.1 billion of unused credit was available to PayPal Credit accountholders. While this amount represents the total unused credit available, we have not experienced, and do not anticipate, that all of our PayPal Credit accountholders will access their entire available credit at any given point in time. In addition, the individual lines of credit that make up this unused credit are subject to periodic review and termination by the chartered financial institutions that are the issuers of PayPal Credit products based on, among other things, account usage and customer creditworthiness. When a consumer makes a purchase using a PayPal Credit product, the chartered financial institution extends credit to the consumer, funds the extension of credit at the point of sale and advances funds to the merchant. We subsequently purchase the consumer receivables related to the consumer loans and as a result of that purchase, bear the risk of loss in the event of loan defaults. However, we subsequently sell a participation interest in the entire pool of consumer loans to the chartered financial institution that extended the consumer loans, and beginning in May 2015, to other third-party investors. Although the chartered financial institution continues to own each customer account, we own and bear the risk of loss on the related consumer receivables, less the participation interest held by the chartered financial institution and other investors, and PayPal is responsible for all servicing functions related to the customer account balances. As of June 30, 2015, the total outstanding principal balance of this pool of consumer loans was $3.1 billion, net of which the chartered financial institution and other investors owned a participation interest of $876 million, or 22% of the total outstanding balance of the consumer loans as of that date.

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

On July 17, 2015, we completed the Distribution to eBay stockholders of 100% of the shares of common stock of PayPal Holdings, Inc., pursuant to which PayPal Holdings, Inc. became an independent company. Pursuant to the terms of the separation and distribution agreement entered into between us and PayPal Holdings, Inc. on June 26, 2015, assets related to the PayPal business were transferred to, and liabilities related to the PayPal business were retained or assumed by, PayPal Holdings, Inc.

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable were not material for the six months ended June 30, 2015. Except as otherwise noted for the proceedings described in this Note 11, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to significant uncertainties. If one or more matters were

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material.

Litigation

eBay Inc., eBay Domestic Holdings, Inc., Pierre Omidyar and Joshua Silverman have been sued by craigslist, Inc. in California Superior Court in San Francisco (Case No.:  CGC - 08 - 475276). craigslist filed suit on May 13, 2008 alleging that we engaged in conduct designed to harm craigslist's business while we negotiated to become and while we were a minority shareholder in craigslist. craigslist’s allegations include that we (i) misrepresented, concealed, suppressed and failed to disclose facts in order to induce craigslist to take detrimental action; (ii) interfered with craigslist's business operations; (iii) improperly disseminated and misused confidential and proprietary information from craigslist that we received as a minority investor; (iv) infringed and diluted craigslist's trademark and trade name; and (v) breached duties owed to craigslist. The complaint seeks significant compensatory and punitive damages, rescission and other relief. In addition, in September 2014, craigslist filed an amended complaint alleging trade secret misappropriation and seeking new and additional compensatory and punitive damages. The matter was settled in June 2015 and the lawsuit has been dismissed.

In March 2015, StubHub filed suit against Ticketmaster and the Golden State Warriors, alleging antitrust and various state law violations arising out of the defendants’ restrictive ticketing practices, which include prohibiting the resale of Warriors tickets on StubHub or any other non-Ticketmaster secondary exchange (StubHub, Inc. v. Golden State Warriors, LLC et al, N.D. Cal. No. 3:15-cv-01436). StubHub filed a First Amended Complaint on June 30, 2015. Discovery has not yet started and no trial date has been set.

Regulatory Proceedings

In May 2014, we publicly announced that criminals were able to penetrate our network and steal certain data, including user names, encrypted user passwords and other non-financial user data, from eBay’s Marketplaces business unit. Upon making this announcement, eBay Marketplaces required all buyers and sellers on the Marketplaces platform to reset their passwords in order to login to their account. In addition to making this public announcement, we proactively approached a number of regulatory and governmental bodies, including those with the most direct supervisory authority over our data privacy and data security programs, to specifically inform them of the incident and our actions to protect our customers in response. Certain of those regulatory agencies have requested us to provide further, more detailed information regarding the incident, and we believe that we have fully cooperated in all of those requests. To date, we have not been informed by any regulatory authority of an intention to bring any enforcement action arising from this incident; however, in the future we may be subject to fines or other regulatory action.  In addition, in July 2014, a putative class action lawsuit was filed against us for alleged violations and harm resulting from the incident. The lawsuit was recently dismissed with leave to amend.

General Matters

Other third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We are subject to patent disputes, and expect that we will increasingly be subject to additional patent infringement claims involving various aspects of our Marketplaces and Enterprise businesses as our products and services continue to expand in scope and complexity. Such claims may be brought directly or indirectly against our companies and/or against our customers (who may be entitled to contractual indemnification under their contracts with us), and we are subject to increased exposure to such claims as a result of our recent acquisitions, particularly in cases where we are entering into new lines of business or acquiring new technologies in connection with such acquisitions. We have in the past been forced to litigate such claims. We may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act, the Lanham Act and the Communications Decency Act are interpreted by the courts, and as we expand the scope of our businesses (both in terms of the range of products and services that we offer and our geographical operations) and become subject to laws in jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves are either unclear or less favorable. We believe that additional lawsuits alleging that we have violated patent, copyright or trademark laws will be filed against us. Intellectual property claims, whether meritorious or not, are typically time consuming and costly to defend and resolve, could require expensive changes in our methods of doing business or could require us to enter into costly royalty or licensing agreements on unfavorable terms.

From time to time, we are involved in other disputes or regulatory inquiries that arise in the ordinary course of business, including suits by our users (individually or as class actions) alleging, among other things, improper disclosure of our prices, rules or policies, that our practices, prices, rules, policies or customer/user agreements violate applicable law or that we have acted unfairly and/or not acted in conformity with such prices, rules, policies or agreements. Further, the number and

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

significance of these disputes and inquiries are increasing as our company has grown larger, our businesses have expanded in scope (both in terms of the range of products and services that we offer and our geographical operations) and our products and services have increased in complexity. Any claims or regulatory actions against us, whether meritorious or not, could be time consuming, result in costly litigation, damage awards (including statutory damages for certain causes of action in certain jurisdictions), injunctive relief or increased costs of doing business through adverse judgment or settlement, require us to change our business practices in expensive ways, require significant amounts of management time, result in the diversion of significant operational resources or otherwise harm our business.

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

Off-Balance Sheet Arrangements

As of June 30, 2015, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

We have various cash pooling arrangements with financial institutions for cash management purposes. These arrangements allow for cash withdrawals from these financial institutions based upon our aggregate operating cash balances held within the same financial institutions (“Aggregate Cash Deposits”). These arrangements also allow us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by these financial institutions as a basis for calculating our net interest expense or income under these arrangements. As of June 30, 2015, we had a total of $4.4 billion in cash withdrawals offsetting our $4.4 billion in Aggregate Cash Deposits held within these financial institutions under these cash pooling arrangements.

Protection Programs

Through our Payments segment, we provide customers with protection programs on substantially all transactions completed through PayPal's payments network, except for transactions using PayPal's payment gateway businesses. These programs protect customers from loss primarily due to fraud and counterparty performance.

The maximum potential exposure under PayPal's protection programs is estimated to be the portion of total eligible transaction volume for which customer protection claims may be raised under existing PayPal user agreements. Since eligible transactions are typically completed in a period significantly shorter than the period under which disputes may be opened, and based on our historical losses to date, we do not believe that that the maximum potential exposure is representative of our actual potential exposure. We record a liability with respect to losses under PayPal's protection programs when they are probable and the amount can be reasonably estimated.

The following table provides management’s estimate of the maximum potential exposure related to PayPal's protection programs as of June 30, 2015 and December 31, 2014:

	Maximum potential exposure		Allowance for Transaction Losses
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
	(In millions)
Protection Programs	$73,250	$75,833	$190	$166

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12 — Stock Repurchase Programs

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

The stock repurchase activity under our stock repurchase programs during the six months ended June 30, 2015 is summarized as follows:

	Shares Repurchased	Average Price per Share (1)	Value of Shares Repurchased	Remaining Amount Authorized
	(In millions, except per share amounts)
Balance as of January 1, 2015				$985
Authorization of additional plan in January 2015				2,000
Repurchase of shares of common stock	18	$56.95	1,000	(1,000)
Balance as of June 30, 2015				$1,985

(1) Stock repurchase activity excludes broker commissions.

As of June 30, 2015, a total of approximately $2 billion remained available for future repurchases of our common stock under our January 2015 stock repurchase program. These repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. No repurchased shares of common stock have been retired.

In July 2015, our board of directors authorized an additional $1 billion stock repurchase program, with no expiration from the date of authorization. This new stock repurchase program, together with approximately $2 billion remaining under our January 2015 stock repurchase program, brings the total repurchase authorization as of July 2015 to approximately $3 billion.

Note 13 — Stock-Based Plans

Stock Option Activity

The following table summarizes stock option activity for the six months ended June 30, 2015:

Options
(In millions)
Outstanding as of January 1, 2015	10
Granted and assumed	2
Exercised	(3)
Forfeited/expired/canceled	—
Outstanding as of June 30, 2015	9

The weighted average exercise price of stock options granted during the period was $50.37 per share and the related weighted average grant date fair value was $13.39 per share.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Unit Activity

The following table summarizes restricted stock unit ("RSU") activity for the six months ended June 30, 2015:

Units
(In millions)
Outstanding as of January 1, 2015	36
Awarded and assumed	16
Vested	(10)
Forfeited	(4)
Outstanding as of June 30, 2015	38

The weighted average grant date fair value for RSUs awarded during the period was $57.15 per share.

 Stock-Based Compensation Expense

The impact on our results of operations of recording stock-based compensation expense for the three and six months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Cost of net revenues	$20	$16	$38	$30
Sales and marketing	39	41	82	79
Product development	58	57	113	106
General and administrative	81	48	137	92
Total stock-based compensation expense	$198	$162	$370	$307
Capitalized in product development	$5	$4	$9	$8

Stock Option Valuation Assumptions

We calculated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Risk-free interest rate	1.35%	1.18%	1.36%	1.18%
Expected life (in years)	3.9	4.1	4.0	4.1
Dividend yield	—%	—%	—%	—%
Expected volatility	27%	29%	27%	29%

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14 — Loans and Interest Receivable, Net

Loans and interest receivable primarily represent purchased consumer receivables arising from loans made by our partner chartered financial institutions to individual consumers to purchase goods and services using our PayPal Credit products. Although a chartered financial institution continues to own each respective customer account, we own the related consumer receivable and PayPal is responsible for all servicing functions related to the customer accounts. Effective August 2013, ownership of most of the existing customer accounts was transitioned from WebBank to a new chartered financial institution, Comenity Capital Bank. As part of the arrangement, we sell Comenity Capital Bank a participation interest in the entire pool of consumer receivables outstanding under the customer accounts. In May 2015, we concluded an arrangement with certain investors under which we sold a participation interest of approximately $710 million in a portion of these receivables, resulting in a gain of $30 million in marketing services and other revenues in our condensed consolidated statement of income. During the three months ended June 30, 2015 and 2014, we purchased approximately $1.5 billion and $1.2 billion, respectively, in consumer receivables. As of June 30, 2015, the total outstanding principal balance of this pool of consumer receivables was $3.1 billion, net of which Comenity Capital Bank and other investors owned a participation interest of $876 million, or 22% of the total outstanding balance of the consumer receivables at that date. Comenity Capital Bank and these investors have no recourse against us related to their respective participation interests for failure of debtors to pay when due. The participation interest held by Comenity Capital Bank and these investors have the same priority to the interests held by us and are subject to the same credit, prepayment, and interest rate risk associated with the consumer receivables.

Loans and interest receivable are reported at their outstanding principal balances, net of participation interest sold and pro-rata allowances, including unamortized deferred origination costs and estimated collectible interest and fees. We use a consumer's FICO score, among other measures, in evaluating the credit quality of our consumer receivables. A FICO score is a type of credit score that lenders use to assess an applicant's credit risk and whether to extend credit. Individual FICO scores generally are obtained each quarter the consumer has an outstanding consumer receivable owned by PayPal Credit. The weighted average consumer FICO score related to the pool of consumer receivables and interest receivable balance outstanding as of June 30, 2015 and December 31, 2014 was 687. As of June 30, 2015 and December 31, 2014, approximately 54.2%, for both periods, of the pool of consumer receivables and interest receivable balance was due from consumers with FICO scores greater than 680, which is generally considered "prime" by the consumer credit industry. As of June 30, 2015 and December 31, 2014, approximately 9.6% and 9.2%, respectively, of the pool of consumer receivables and interest receivable balance was due from customers with FICO scores below 599. As of June 30, 2015 and December 31, 2014, approximately 90% and 89%, respectively, of the portfolio of consumer receivables and interest receivable was current.

During 2013, we began working with a chartered financial institution, for the chartered financial institution to offer working capital loans to selected merchant sellers. We subsequently purchase the related merchant receivable from the chartered financial institution and, as a result, bear the risk of loss in the event the loan defaults. Under the program, participating merchants can borrow a certain percentage of their annual payment volume processed by PayPal and are charged a fixed fee for the loan. As of June 30, 2015, the total outstanding balance of this pool of merchant receivables was approximately $187 million.

The following table summarizes the activity in the allowance for loans and interest receivable, net of participating interest sold, for the periods indicated:

	Six Months Ended June 30,
	2015	2014
	(In millions)
Balance as of January 1	$195	$146
Sale of participating interest	(22)	—
Charge-offs	(164)	(139)
Recoveries	14	13
Provision	162	140
Balance as of June 30	$185	$160

Note 15 — Income Taxes

We are subject to both direct and indirect taxation in the U.S. and various states and foreign jurisdictions. We are under examination by certain tax authorities for the 2003 to 2013 tax years. We believe that adequate amounts have been reserved for

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

any adjustments that may ultimately result from these or other examinations. The material jurisdictions where we are subject to potential examination by tax authorities for certain tax years after 2002 include, among others, the U.S. (Federal and California), France, Germany, Italy, Korea, Israel, Switzerland, Singapore, United Kingdom and Canada.

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

Note 16 — Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended June 30, 2015:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains on Investments	Foreign Currency Translation	Estimated tax (expense) benefit	Total
	(In millions)
Beginning balance	$257	$1,007	$69	$(353)	$980
Other comprehensive income (loss) before reclassifications	(78)	143	21	(51)	35
Amount of gain (loss) reclassified from accumulated other comprehensive income	74	(1)	—	—	73
Net current period other comprehensive income	(152)	144	21	(51)	(38)
Ending balance	$105	$1,151	$90	$(404)	$942

The following table summarizes the changes in accumulated balances of other comprehensive income for the six months ended June 30, 2015:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains on Investments	Foreign Currency Translation	Estimated tax (expense) benefit	Total
	(In millions)
Beginning balance	$168	$1,029	$334	$(360)	$1,171
Other comprehensive income (loss) before reclassifications	81	120	(244)	(44)	(87)
Amount of gain (loss) reclassified from accumulated other comprehensive income	144	(2)	—	—	142
Net current period other comprehensive income	(63)	122	(244)	(44)	(229)
Ending balance	$105	$1,151	$90	$(404)	$942

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended June 30, 2014:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains on Investments	Foreign Currency Translation	Estimated tax (expense) benefit	Total
	(In millions)
Beginning balance	$(91)	$824	$628	$(277)	$1,084
Other comprehensive income (loss) before reclassifications	(5)	23	120	(11)	127
Amount of gain (loss) reclassified from accumulated other comprehensive income	(27)	7	—	—	(20)
Net current period other comprehensive income	22	16	120	(11)	147
Ending balance	$(69)	$840	$748	$(288)	$1,231

The following table summarizes the changes in accumulated balances of other comprehensive income for the six months ended June 30, 2014:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains on Investments	Foreign Currency Translation	Estimated tax (expense) benefit	Total
	(In millions)
Beginning balance	$(106)	$921	$657	$(316)	$1,156
Other comprehensive income (loss) before reclassifications	(11)	(67)	91	28	41
Amount of gain (loss) reclassified from accumulated other comprehensive income	(48)	14	—	—	(34)
Net current period other comprehensive income	37	(81)	91	28	75
Ending balance	$(69)	$840	$748	$(288)	$1,231

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides details about reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2015 and 2014:

Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Statement of Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income
		Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
		(In millions)
Gains (losses) on cash flow hedges - foreign exchange contracts	Net Revenues	$62	$(23)	$112	$(40)
	Cost of net revenues	5	(1)	11	(2)
	Sales and marketing	1	—	2	—
	Product development	5	(2)	16	(4)
	General and administrative	1	(1)	3	(2)
	Total, before income taxes	74	(27)	144	(48)
	Provision for income taxes	—	—	—	—
	Total, net of income taxes	74	(27)	144	(48)

Unrealized gains (losses) on investments	Interest and other, net	(1)	7	(2)	14
	Total, before income taxes	(1)	7	(2)	14
	Provision for income taxes	—	—	—	—
	Total, net of income taxes	(1)	7	(2)	14

Total reclassifications for the period	Total, net of income taxes	$73	$(20)	$142	$(34)

Note 17 — Restructuring

In January 2015, at a regular meeting of our Board of Directors (the “Board”), the Board approved a plan to implement a strategic reduction of our existing global workforce. As a result, we reduced our workforce globally. The reduction was completed in the first half of 2015. The restructuring costs are aggregated in general and administrative expenses in the condensed consolidated statement of income.

The following table summarizes by segment the restructuring costs recognized during the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Employee Severance and Benefits	Other Associated Costs	Total	Employee Severance and Benefits	Other Associated Costs	Total
	(In millions)
Marketplaces	$3	$—	$3	$—	$—	$—
Payments	$1	$—	$1	$—	$—	$—
Total restructuring	$4	$—	$4	$—	$—	$—

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the restructuring costs recognized during the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Employee Severance and Benefits	Other Associated Costs	Total	Employee Severance and Benefits	Other Associated Costs	Total
	(In millions)
Marketplaces	$63	$—	$63	$—	$—	$—
Payments	$49	$—	$49	$—	$—	$—
Total restructuring	$112	$—	$112	$—	$—	$—

The following table summarizes the restructuring reserve activity during the six months ended June 30, 2015:

	Employee Severance and Benefits	Other Associated Costs	Total
	(In millions)
Accrued liability as of January 1, 2015	$—	$—	$—
Charges (benefit)	112	—	112
Payments	(98)	—	(98)
Adjustments(1)	2	—	2
Accrued liability as of June 30, 2015	$16	$—	$16
(1) The adjustments during the six months ended June 30, 2015 were due to foreign currency translations.

Note 18 — Subsequent Events

On July 1, 2015, PayPal announced an agreement to acquire Xoom Corporation (NASDAQ:XOOM) for approximately $890 million net of cash. This acquisition is expected to close in the fourth quarter of 2015, subject to customary closing conditions, including regulatory approvals. Xoom allows users to transfer money, pay bills, and reload prepaid mobile phones domestically and internationally through its web and mobile platforms. The acquisition of Xoom is intended to enable PayPal to offer a broader range of services to its global customer base, increase customer engagement, and expand its presence in international markets.

During the second quarter of 2015, our Board of Directors approved a plan to sell the businesses underlying our Enterprise segment. On July 16, 2015, we signed a definitive agreement to sell these businesses for $925 million and, subject to customary closing conditions, we expect to close this transaction in the second half of 2015.

On June 26, 2015, the Board of Directors of eBay Inc. approved the separation of PayPal (consisting primarily of our Payments segment) through the distribution of 100% of the outstanding common stock, par value $0.0001 per share, of PayPal Holdings, Inc., a wholly owned subsidiary of eBay, to eBay's stockholders. To consummate the distribution, the eBay Board declared a pro rata dividend of PayPal Holdings, Inc. common stock to eBay’s stockholders of record as of the close of business on July 8, 2015 (the "Record Date"). Each eBay stockholder received one (1) share of PayPal Holdings, Inc. common stock for every share of eBay common stock held at the close of business on the Record Date. The Distribution occurred on July 17, 2015 (the "Distribution Date"). Immediately following the Distribution, PayPal became an independent, publicly traded company and is listed on The NASDAQ Stock Market under the ticker “PYPL.” eBay will continue to trade on The NASDAQ Stock Market under the ticker “EBAY.” The historical financial position and results of operations of PayPal will be reported as discontinued operations in the third quarter of 2015.

In connection with the Distribution, eBay and PayPal have entered into a separation and distribution agreement as well as various other agreements that will govern the relationships between the parties going forward, including an operating agreement, transition services agreement, tax matters agreement, employee matters agreement, intellectual property matters agreement and colocation services agreements. The separation and distribution agreement was entered into on June 26, 2015. The other agreements were entered into on the Distribution Date. Under the tax matters agreement, eBay generally will be responsible for all taxes (and will be entitled to all related refunds of taxes) imposed on eBay and its subsidiaries (including subsidiaries that will be transferred to PayPal pursuant to the separation) with respect to the taxable periods (or portions thereof) ending on or prior to the Distribution Date.

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions (such as those relating to future business, future results of operations or financial condition, the separation of our eBay and PayPal businesses into independent publicly traded companies, new or planned features or services, or management strategies). You can identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Part II — Item 1A: Risk Factors” of this Quarterly Report on Form 10-Q as well as in our condensed consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or the SEC. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Overview

We are a global technology company that enables commerce through two reportable segments: Marketplaces and Payments. Our Marketplaces segment includes our eBay.com platform and its localized counterparts and our other online platforms, such as our online classifieds sites and StubHub. Our Payments segment is comprised of our PayPal business.

During the second quarter of 2015, our Board of Directors approved a plan to sell the businesses underlying our Enterprise segment. As a result, we have classified the results of our Enterprise segment as discontinued operations in our condensed consolidated statement of income for all periods presented. Additionally, the related assets and liabilities associated with the discontinued operations are classified as held for sale in our condensed consolidated balance sheet. On July 16, 2015, we signed a definitive agreement to sell these businesses and, subject to customary closing conditions, we expect to close this transaction in the second half of 2015.

On September 30, 2014, we announced that our Board of Directors, following a strategic review of our growth strategies and structure, had approved a plan to separate PayPal (consisting of our Payments segment) into an independent publicly traded company. On July 17, 2015, we completed the distribution of 100% of the outstanding common stock of PayPal Holdings, Inc. to our stockholders. The historical results of operations and the financial position of PayPal will be reported as discontinued operations in the third quarter of 2015.

We have incurred significant costs in connection with the separation of our PayPal business. These costs relate primarily to third-party advisory and consulting services, retention payments to certain employees, incremental stock-based compensation and other costs directly related to the separation. Costs related to employees for retention or stock-based compensation are classified on a basis consistent with their regular compensation charges and included within cost of net revenues, sales and marketing, product development or general and administrative in our consolidated statement of income as applicable. Costs other than those paid to employees are included within general and administrative in our consolidated statement of income. We incurred approximately $149 million and $236 million related to separation costs during the three and six months ended June 30, 2015, respectively.

In January 2015, at a regular meeting of our Board of Directors (the “Board”), the Board approved a plan to implement a strategic reduction of our existing global workforce. As a result, we reduced our workforce globally. The reduction was completed in the first half of 2015 and is expected to generate annual savings of more than $300 million across the Company, primarily impacting sales and marketing and product development expenses. The savings in these line items are expected to be offset by additional expenses as we reinvest back into these areas of the business to drive additional growth.

Net revenues for the three months ended June 30, 2015 increased 7% to $4.4 billion compared to the same period of the prior year, driven primarily by increases in net revenues from our Payments segment. For the three months ended June 30, 2015, our operating margin decreased to 17% from 21% in the same period of the prior year due to higher general and administrative costs and a greater proportion of our revenue being derived from our Payments segment, which has lower margins than our Marketplaces segment. For the three months ended June 30, 2015, our diluted earnings per share from continuing operations decreased to $0.56, a $0.01 decrease compared to the same period of the prior year. For the three months ended June 30, 2015 and 2014, we generated cash flow from continuing operating activities of $1.1 billion and $1.5 billion, respectively.

Our Marketplaces segment total net revenues decreased $58 million, or 3%, for the three months ended June 30, 2015 compared to the same period of the prior year. Gross Merchandise Volume (GMV) (as defined below) decreased 2% for the three months ended June 30, 2015 compared to the same period of the prior year. The decrease in total net revenues was driven primarily by a negative impact from foreign currency movements relative to the U.S. dollar. Our Marketplaces segment operating margin decreased by 0.5 percentage points for the three months ended June 30, 2015 compared to the same period of the prior year, due primarily to continued investments in our site operations and business initiatives and a negative impact due to foreign currency movements relative to the U.S. dollar.

Our Payments segment total net revenues increased $314 million, or 16%, for the three months ended June 30, 2015 compared to the same period of the prior year. The increase in total net revenues was driven primarily by an increase in net total payment volume (Net TPV) (as defined below) of 20%. Our Payments segment operating margin increased by 1.6 percentage points for the three months ended June 30, 2015 compared to the same period of the prior year due primarily to operating efficiencies.

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
The following table sets forth the breakdown of net revenues by type and geography for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Net Revenues by Type:
Net transaction revenues
Marketplaces	$1,684	$1,722	$3,356	$3,449
Payments	2,006	1,741	3,946	3,441
Total net transaction revenues	3,690	3,463	7,302	6,890
Marketing services and other revenues
Marketplaces	432	452	829	880
Payments	254	205	422	350
Total marketing services and other revenues	686	657	1,251	1,230
Elimination of inter-segment net revenue and other (1)	3	(17)	(4)	(20)
Total net revenues	$4,379	$4,103	$8,549	$8,100
Net Revenues by Geography:
U.S.	$2,007	$1,792	$3,884	$3,534
International	2,372	2,311	4,665	4,566
Total net revenues	$4,379	$4,103	$8,549	$8,100

(1)	Represents net revenue generated between our reportable segments and other revenues.

Revenues are attributed to U.S. and international geographies based primarily upon the country in which the seller, payment recipient, customer, website that displays advertising, or other service provider, as the case may be, is located.

Because we generated a majority of our net revenues internationally in recent periods, including the three months ended June 30, 2015 and 2014, we are subject to the risks of doing business in foreign countries as discussed under "Part II - Item 1A - Risk Factors." In that regard, fluctuations in foreign currency exchange rates impact our results of operations. We have a foreign exchange risk management program that is designed to reduce our exposure to fluctuations in foreign currencies; however, the effectiveness of this program in mitigating the impact of foreign currency fluctuations on our results of operations varies from period to period, and in any given period our operating results are usually affected, sometimes significantly, by changes in currency exchange rates. Fluctuations in exchange rates also directly affect our cross-border revenue. We calculate the year-over-year impact of foreign currency movements on our business using prior period foreign currency rates applied to current year transactional currency amounts.

For the three months ended June 30, 2015, foreign currency movements relative to the U.S. dollar negatively impacted net revenues by $224 million (inclusive of a positive impact of approximately $62 million from hedging activities included in Payments net revenue). On a business segment basis, for the three months ended June 30, 2015, foreign currency movements relative to the U.S. dollar negatively impacted Marketplaces and Payments net revenues by approximately $171 million and $53 million, respectively (net of the positive impact of hedging activities noted above in the case of Payments net revenues).

For the six months ended June 30, 2015, foreign currency movements relative to the U.S. dollar negatively impacted net revenues by $456 million (inclusive of a positive impact of approximately $112 million from hedging activities included in

Payments net revenue). On a business segment basis, for the six months ended June 30, 2015, foreign currency movements relative to the U.S. dollar negatively impacted Marketplaces and Payments net revenues by approximately $323 million and $133 million, respectively (net of the positive impact of hedging activities noted above in the case of Payments net revenues).

The following table sets forth, for the periods presented, certain key operating metrics that we believe are significant factors affecting our net revenues:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2015	2014	Change	2015	2014	Change
	(In millions, except percentage changes)
Supplemental Operating Data:
Marketplaces Segment: (1)
GMV (2)	$20,061	$20,485	(2)%	$40,256	$41,030	(2)%
Marketplaces Transaction Take Rate (3)	8.39%	8.41%	(0.02)%	8.34%	8.41%	(0.07)%
Payments Segment:
Merchant Services Net TPV (4)	$51,425	$40,371	27%	$98,157	$77,533	27%
On eBay Net TPV (5)	$14,511	$14,675	(1)%	$29,192	$29,519	(1)%
Net TPV (6)	$65,936	$55,046	20%	$127,349	$107,052	19%
Payments Take Rate (7)	3.43%	3.53%	(0.10)%	3.43%	3.54%	(0.11)%

(1)	eBay's classifieds websites, brands4friends and Shopping.com are not included in these metrics.

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

(7)	Total net revenues earned through our payments networks, including PayPal Credit, Braintree, Venmo, PayPal’s payment gateway business, subscription fees and other net revenues, divided by Net TPV.

Seasonality

The following table sets forth, for the periods presented, our total net revenues and the sequential quarterly movements of these net revenues:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In millions, except percentage changes)
2014
Net revenues	$3,997	$4,103	$4,100	$4,485
Percent change from prior quarter	(4)%	3%	0%	9%
2015
Net revenues	$4,170	$4,379	—	—
Percent change from prior quarter	(7)%	5%	—%	—%

We expect transaction activity patterns on our websites to mirror general consumer buying patterns. We expect that these trends will continue.

Marketplaces Net Transaction Revenues

Marketplaces net transaction revenues decreased $38 million, or 2%, while GMV decreased 2% during the three months ended June 30, 2015 compared to the same period in the prior year. The decrease in total net transaction revenues was driven primarily by a negative impact from foreign currency movements relative to the U.S. dollar. The Marketplaces transaction take rate was flat during the three months ended June 30, 2015 compared to the same period in the prior year.

Marketplaces net transaction revenues decreased $93 million, or 3%, while GMV decreased 2% during the six months ended June 30, 2015 compared to the same period in the prior year. The decrease in total net transaction revenues and GMV was driven primarily by a negative impact from foreign currency movements relative to the U.S. dollar. The Marketplaces transaction take rate was lower during the six months ended June 30, 2015 compared to the same period in the prior year due to a shift in geographical and vertical mix to transactions with a lower take rate.

Marketplaces net transaction revenues earned internationally totaled $943 million and $1.9 billion during the three and six months ended June 30, 2015, respectively, representing 56% of total Marketplaces net transaction revenues during both those respective periods. Marketplaces net transaction revenues earned internationally totaled $1.0 billion and $2.0 billion during the three and six months ended June 30, 2014, respectively, representing 58% of total Marketplaces net transaction revenues during those respective periods.

Payments Net Transaction Revenues

Payments net transaction revenues increased $265 million, or 15%, during the three months ended June 30, 2015 compared to the same period of the prior year, due primarily to an increase in Net TPV of 20% partially offset by a negative impact from foreign currency movements relative to the U.S. dollar. The growth in Payments net transaction revenues was lower than the growth in Net TPV due to a lower take rate. The increase in Net TPV was due primarily to growth in consumer and merchant use of PayPal and growth in volume through our Braintree products. The lower take rate was due primarily to a higher portion of Merchant Services volume. Merchant Services volume includes a higher concentration of Net TPV from larger merchants who generate higher volume at lower take rates. Additionally, Merchant Services volume includes Net TPV generated through our unbranded products such as Braintree where we generally earn lower take rates. We expect the concentration of Merchant Services volume to continue to increase. Our Merchant Services Net TPV increased 27% during the three months ended June 30, 2015 compared to the same period of the prior year, and represented 78% of PayPal's Net TPV for the three months ended June 30, 2015 compared to 73% in the same period of the prior year. On eBay Net TPV decreased 1% during the three months ended June 30, 2015 compared to the same period of the prior year, and represented 22% of PayPal's Net TPV for the three months ended June 30, 2015 compared to 27% in the same period of the prior year.

Payments net transaction revenues increased $505 million, or 15%, during the six months ended June 30, 2015 compared to the same period of the prior year, due primarily to an increase in Net TPV of 19% partially offset by a negative impact from foreign currency movements relative to the U.S. dollar. The growth in Payments net transaction revenues was lower than the growth in Net TPV due to a lower take rate. The increase in Net TPV was due primarily to growth in consumer and merchant use of PayPal and growth in volume through our Braintree products. The lower take rate was due primarily to a higher portion of Merchant Services volume. Merchant Services volume includes a higher concentration of Net TPV from larger merchants who generate higher volume at lower take rates. Additionally, Merchant Services volume includes Net TPV generated through our unbranded products such as Braintree where we generally earn lower take rates. We expect the concentration of Merchant Services volume to continue to increase. Our Merchant Services Net TPV increased 27% during the six months ended June 30, 2015 compared to the same period of the prior year, and represented 77% of PayPal's Net TPV for the six months ended June 30, 2015 compared to 72% in the same period of the prior year. On eBay Net TPV decreased 1% during the six months ended June 30, 2015 compared to the same period of the prior year, and represented 23% of PayPal's Net TPV for the six months ended June 30, 2015 compared to 28% in the same period of the prior year.

Payments net transaction revenues earned internationally totaled $1.1 billion and $2.2 billion during the three and six months ended June 30, 2015, respectively, representing 55% and 56% of total Payments net transaction revenues during those respective periods. Payments net transaction revenues earned internationally totaled $979 million and $1.9 billion during the three and six months ended June 30, 2014, respectively, representing 56% of total Payments net transaction revenues during those respective periods.

Marketing Services and Other Revenues

Marketing services and other revenues decreased $29 million, or 4%, during the three months ended June 30, 2015 compared to the same period of the prior year, and represented 16% of total net revenues during both of those periods. The decrease was driven primarily by a negative impact from foreign currency movements relative to the U.S. dollar. The decrease was offset by an increase due primarily to growth in our PayPal Credit portfolio of receivables from loans and a gain of $30 million recognized on the sale of the participation interest of approximately $710 million in a portion of our consumer receivables, as well as increased revenue from advertising.

Marketing services and other revenues decreased $21 million, or 2%, during the six months ended June 30, 2015 compared to the same period of the prior year, and represented 15% of total net revenues during both of those periods. The decrease was driven primarily by a negative impact from foreign currency movements relative to the U.S. dollar. The decrease was partially offset by an increase due primarily to growth in our PayPal Credit portfolio of receivables from loans and a gain of $30 million recognized on the sale of the participation interest of approximately $710 million in a portion of our consumer receivables, as well as increased revenue from advertising.

Summary of Cost of Net Revenues

The following table summarizes changes in cost of net revenues for the periods presented:

	Three Months Ended June 30,		Change from 2014 to 2015		Six Months Ended June 30,		Change from 2014 to 2015
	2015	2014	in Dollars	in %	2015	2014	in Dollars	in %
	(In millions, except percentages)
Cost of net revenues:
Marketplaces	$435	$421	$14	3%	$854	$825	$29	4%
As a percentage of total Marketplaces net revenues	20.6%	19.4%			20.4%	19.1%
Payments	911	762	149	20%	1,731	1,506	225	15%
As a percentage of total Payments net revenues	40.3%	39.2%			39.6%	39.7%
Corporate and other	2	(2)	4	—%	—	(1)	1	—%
Total cost of net revenues	$1,348	$1,181	$167	14%	$2,585	$2,330	$255	11%
As a percentage of net revenues	30.8%	28.8%			30.2%	28.8%

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

For the three months ended June 30, 2015, foreign currency movements relative to the U.S. dollar positively impacted cost of net revenues by $64 million (inclusive of a positive impact of approximately $5 million from hedging activities). For the three months ended June 30, 2015, foreign currency movements relative to the U.S. dollar positively impacted Marketplaces and Payments cost of net revenues by approximately $25 million and $44 million, respectively, and negatively impacted Corporate and other by $5 million.

For the six months ended June 30, 2015, foreign currency movements relative to the U.S. dollar positively impacted cost of net revenues by $123 million (inclusive of a positive impact of approximately $11 million from hedging activities). For the six months ended June 30, 2015, foreign currency movements relative to the U.S. dollar positively impacted Marketplaces and Payments cost of net revenues by approximately $49 million and $84 million, respectively, and negatively impacted Corporate and other by $10 million.

Marketplaces

Marketplaces cost of net revenues increased $14 million and $29 million, or 3% and 4%, during the three and six months ended June 30, 2015, compared to the same period of the prior year. The increase was due primarily to continued investment in our site operations and data centers offset by a favorable impact due to foreign currency movements relative to the U.S. dollar. Marketplaces cost of net revenues as a percentage of Marketplaces net revenues increased by 1.2 and 1.3 percentage points during the three and six months ended June 30, 2015, compared to the same period in the prior year.

Payments

Payments cost of net revenues increased $149 million and $225 million, or 20% and 15%, during the three and six months ended June 30, 2015, compared to the same period of the prior year. The increase was due primarily to the impact of growth in Net TPV offset in part by a favorable impact due to foreign currency movements relative to the U.S. dollar. Payments cost of net revenues as a percentage of Payments net revenues increased by 1.1 and decreased by 0.1 percentage points during the three and six months ended June 30, 2015, compared to the same period in the prior year.

Summary of Operating Expenses, Non-Operating Items and Provision for Income Taxes

The following table summarizes changes in operating expenses, non-operating items and provision for income taxes for the periods presented:

	Three Months Ended June 30,		Change from 2014 to 2015		Six Months Ended June 30,		Change from 2013 to 2014
	2015	2014	in Dollars	in %	2015	2014	in Dollars	in %
	(In millions, except percentage changes)
Sales and marketing	$836	$885	(49)	(6)%	$1,600	$1,661	(61)	(4)%
Product development	485	468	17	4%	935	915	20	2%
General and administrative	683	448	235	52%	1,322	900	422	47%
Provision for transaction and loan losses	262	229	33	14%	519	432	87	20%
Amortization of acquired intangible assets	24	38	(14)	(37)%	47	82	(35)	(43)%
Interest and other, net	126	10	116	1,160%	135	5	130	2,600%
Provision for income taxes	(185)	(144)	(41)	28%	(323)	(3,360)	3,037	(90)%

The following table summarizes operating expenses, non-operating items and provision for income taxes as a percentage of net revenues for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Sales and marketing	19%	22%	19%	21%
Product development	11%	11%	11%	11%
General and administrative	16%	11%	15%	11%
Provision for transaction and loan losses	6%	6%	6%	5%
Amortization of acquired intangible assets	1%	1%	1%	1%
Interest and other, net	3%	—%	2%	—%
Provision for income taxes	4%	4%	4%	41%

For the three months ended June 30, 2015, foreign currency movements relative to the U.S. dollar positively impacted operating expenses by $85 million (inclusive of a positive impact of approximately $7 million from hedging activities). For the three months ended June 30, 2015, foreign currency movements relative to the U.S. dollar positively impacted Marketplaces, Payments and Corporate and other operating expenses by approximately $49 million, $34 million, and $2 million, respectively.

For the six months ended June 30, 2015, foreign currency movements relative to the U.S. dollar positively impacted operating expenses by $179 million (inclusive of a positive impact of approximately $21 million from hedging activities). For the six months ended June 30, 2015, foreign currency movements relative to the U.S. dollar positively impacted Marketplaces, Payments and Corporate and other operating expenses by approximately $110 million and $68 million and $1 million, respectively.

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

Sales and marketing expenses decreased $49 million, or 6%, during the three months ended June 30, 2015 compared to the same period of the prior year. The decrease in sales and marketing expense was due primarily to the impact from foreign currency movements relative to the U.S. dollar and employee-related savings from our global workforce reduction. Sales and marketing expense as a percentage of net revenues was 19% and 22%, respectively, for the three months ended June 30, 2015 and 2014.

Sales and marketing expenses decreased $61 million, or 4%, during the six months ended June 30, 2015 compared to the same period of the prior year. The decrease in sales and marketing expense was due primarily to the impact from foreign currency movements relative to the U.S. dollar and employee-related savings from our global workforce reduction. Sales and marketing expense as a percentage of net revenues was 19% and 21%, respectively, for the six months ended June 30, 2015 and 2014.

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

Capitalized internal use and website development costs were $107 million and $195 million in the three and six months ended June 30, 2015 compared to $87 million and $161 million in the three and six months ended June 30, 2014 and are primarily reflected as a cost of net revenues when amortized in future periods.

Product development expenses increased $17 million, or 4%, during the three months ended June 30, 2015 compared to the same period of the prior year due primarily to investments in our Payments platforms. Product development expenses as a percentage of net revenues were 11% for both the three months ended June 30, 2015 and 2014.

Product development expenses increased $20 million, or 2%, during the six months ended June 30, 2015 compared to the same period of the prior year due primarily to higher employee-related costs and to investments in our Payments platforms. Product development expenses as a percentage of net revenues were 11% for both the six months ended June 30, 2015 and 2014.

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

General and administrative expenses increased $235 million, or 52%, during the three months ended June 30, 2015 compared to the same period of the prior year. The increase was due primarily to costs related to the separation of our PayPal business (as discussed in Overview above) and expenses related to craigslist, Inc. litigation proceedings. General and administrative expenses as a percentage of net revenues were 16% and 11% for the three months ended June 30, 2015 and 2014, respectively.

General and administrative expenses increased $422 million, or 47%, during the six months ended June 30, 2015 compared to the same period of the prior year. The increase was due primarily to restructuring costs related to our global workforce reduction and costs related to our separation of our PayPal business (as discussed above). General and administrative expenses as a percentage of net revenues were 15% and 11% for the six months ended June 30, 2015 and 2014, respectively.

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

Provision for transaction and loan losses increased $33 million and $87 million, or 14% and 20%, during the three and six months ended June 30, 2015 compared to the same period of the prior year. Provision for transaction and loan losses as a percentage of net revenues was 6% for both the three months ended June 30, 2015 and 2014, and 6% and 5% for the six months ended June 30, 2015 and 2014, respectively.

Marketplaces provision for transaction losses decreased by $10 million and $4 million, or 14% and 3%, during the three and six months ended June 30, 2015, compared to the same period of the prior year. This decrease was driven primarily by increased expenses in 2014 that did not recur in 2015 related to additional enhanced customer protection measures as a result of the cyberattack that occurred in the second quarter of 2014, as well as enhancements in our fraud detection models.

Payments provision for transaction and loan losses increased by $43 million and $91 million, or 28% and 31%, during the three and six months ended June 30, 2015 compared to the same period of the prior year. This increase was due primarily to higher transaction volume. The increase was also due to growth in our PayPal Credit portfolio of receivables from consumer loans. Modifications to our PayPal Credit acceptable risk parameters did not have a material impact on our provision for loan losses.

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

Amortization of acquired intangible assets decreased by $14 million and $35 million, or 37% and 43%, during the three and six months ended June 30, 2015 compared to the same period of the prior year. The decrease was due to certain intangible assets becoming fully amortized during 2014.

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

Interest and other, net increased $116 million during the three months ended June 30, 2015 compared to the same period of the prior year. The increase in interest and other, net was due primarily to a gain on sale of investments partially offset by an unfavorable impact from foreign currency activity.

Interest and other, net increased $130 million during the six months ended June 30, 2015 compared to the same period of the prior year. The increase in interest and other, net was due primarily to a gain on sale of investments partially offset by an unfavorable impact from foreign currency activity.

Provision for Income Taxes

Our effective tax rate was 21% for the three months ended June 30, 2015 compared to 17% for the same period in the prior year. The increase in our effective tax rate for the three months ended June 30, 2015 compared to the same period of the prior year was primarily related to gains on sale of investments and separation-related costs incurred in the second quarter of 2015.

Our effective tax rate was 19% for the six months ended June 30, 2015 compared to 188% for the same period in the prior year. The decrease in our effective tax rate for the six months ended June 30, 2015 compared to the same period in the prior year was due primarily to a first quarter 2014 accrual of approximately $3.0 billion of U.S. income and applicable foreign withholding taxes on $9.0 billion of undistributed foreign earnings of certain of our foreign subsidiaries for 2013 and prior years.

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

Discontinued Operations

During the second quarter of 2015, our Board of Directors approved a plan to sell the businesses underlying our Enterprise segment. As a result, we have classified the results of our Enterprise segment as discontinued operations in our condensed consolidated statement of income for all periods presented. Additionally, the related assets and liabilities associated with the discontinued operations are classified as held for sale in our condensed consolidated balance sheet. On July 16, 2015, we signed a definitive agreement to sell these businesses and, subject to customary closing conditions, we expect to close this transaction in the second half of 2015. See "Note 4 - Discontinued Operations" to our condensed consolidated financial statements included in this report.

Liquidity and Capital Resources

Cash Flows

	Six Months Ended June 30,
	2015	2014
	(In millions)
Net cash provided by (used in):
Operating activities	$2,307	$2,668
Investing activities	(2,420)	(1,129)
Financing activities	(978)	(2,238)
Effect of exchange rates on cash and cash equivalents	(250)	39
Net increase (decrease) in cash and cash equivalents	$(1,341)	$(660)

Operating Activities

The net cash provided by operating activities of $2.3 billion in the six months ended June 30, 2015 was due primarily to net income of $709 million with adjustments for loss from discontinued operations of $644 million, $634 million in depreciation and amortization, $519 million in provision for transaction and loan losses, $370 million in stock-based compensation and $200 million from proceeds on sale of loans held for sale, and a decrease of $196 million from purchases of loans held for sale, $132 million gain on sale of investments and loans held for sale, $28 million in deferred income taxes and $418 million in changes in assets and liabilities, net of acquisition effects.

The net cash provided by operating activities of $2.7 billion in the six months ended June 30, 2014 was due primarily to net loss of $1.7 billion with adjustments for loss from discontinued operations of $75 million, $615 million in depreciation and amortization, $432 million in provision for transaction and loan losses, $307 million in stock-based compensation and $3.0 billion in deferred income taxes, and a decrease of $95 million in changes in assets and liabilities, net of acquisition effects.

Investing Activities

The net cash used in investing activities of $2.4 billion in the six months ended June 30, 2015 was due primarily to cash paid for purchases of investments of $6.1 billion, purchases of property and equipment of $720 million and net cash paid for acquisition of businesses of $273 million, partially offset by proceeds of $4.4 billion from the maturities and sale of investments and $714 million in proceeds from the sale of loans originated for investment.

The net cash used by investing activities of $1.1 billion in the six months ended June 30, 2014 was due primarily to cash paid for the purchases of investments of $3.6 billion partially offset by proceeds of $3.3 billion from the maturities and sale of investments, as well as purchases of property and equipment of $421 million.

Financing Activities

The net cash used in financing activities of $978 million in the six months ended June 30, 2015 was due primarily to cash outflows $1 billion to repurchase common stock and cash paid for tax withholdings in the amount of $180 million related to net share settlements of restricted stock units and awards. These cash outflows were partially offset by cash inflows of $146 million from the issuance of common stock in connection with the exercise of stock options and the effect of $56 million of excess tax benefits from stock-based compensation.

The net cash used in financing activities of $2.2 billion in the six months ended June 30, 2014 was due primarily to cash outflows of $3.5 billion to repurchase common stock and cash paid for tax withholdings in the amount of $210 million related to net share settlements of restricted stock units and awards. These cash outflows were partially offset by cash inflows from $1.2 billion of net borrowings under our commercial paper program, $154 million from the issuance of common stock in connection with the exercise of stock options and the effect of $86 million of excess tax benefits from stock-based compensation.

The negative effect of exchange rate movements on cash and cash equivalents during the six months ended June 30, 2015 was due to the strengthening of the U.S. dollar against other currencies, primarily the Euro.

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

During the six months ended June 30, 2015, we repurchased approximately $1.0 billion of our common stock under our stock repurchase programs. As of June 30, 2015, a total of approximately $2.0 billion remained available for future repurchases of our common stock under our January 2015 repurchase program. In July 2015, eBay Inc.'s board of directors authorized an additional $1 billion stock repurchase program, with no expiration from the date of authorization. This new stock repurchase program, together with approximately $2 billion remaining under our January 2015 stock repurchase program, brings the total repurchase authorization as of July 2015 to approximately $3.0 billion.

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

Shelf Registration Statement and Long-Term Debt

At June 30, 2015, we had an effective shelf registration statement on file with the Securities and Exchange Commission that allows us to issue various types of debt securities, as well as common stock, preferred stock, warrants, depositary shares representing fractional interest in shares of preferred stock, purchase contracts and units from time to time in one or more offerings. Each issuance under the shelf registration statement will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. The registration statement does not limit the amount of securities that may be issued thereunder. Our ability to issue securities is subject to market conditions and other factors including, in the case of our debt securities, our credit ratings and compliance with the covenants in our credit agreement.

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

We previously issued senior notes in underwritten public offerings under prior registration statements, of which $250 million aggregate principal amount of 0.70% notes due 2015, $1.0 billion aggregate principal amount of 1.35% notes due 2017, $1.0 billion aggregate principal amount of 2.60% notes due 2022, $750 million aggregate principal amount of 4.00% notes due

2042, $600 million aggregate principal amount of 1.625% notes due 2015 and $500 million aggregate principal amount of 3.250% notes due 2020 remained outstanding as of June 30, 2015.

The indenture pursuant to which the senior notes were issued includes customary covenants that, among other things and subject to exceptions, limit our ability to incur, assume or guarantee debt secured by liens on specified assets or enter into sale and lease-back transactions with respect to specified properties, and also includes customary events of default.

Commercial Paper

We have a $2 billion commercial paper program pursuant to which we may issue commercial paper notes with maturities of up to 397 days from the date of issue in an aggregate principal amount at maturity of up to $2 billion at any time outstanding. As of June 30, 2015, there were no commercial paper notes outstanding. We have in the past used proceeds from the issuance of commercial paper notes for general corporate purposes, including funding share repurchases. We may elect, subject to market conditions, to issue additional commercial paper notes from time to time in the future.

Credit Agreement

As of June 30, 2015, no borrowings or letters of credit were outstanding under our $3 billion credit agreement. As described above, we have an up to $2 billion commercial paper program and maintain $2 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due. As a result, at June 30, 2015, $1 billion of borrowing capacity was available for other purposes permitted by the credit agreement. The credit agreement contains customary representations, warranties, affirmative and negative covenants, including a financial covenant, events of default and indemnification provisions in favor of the banks. The negative covenants include restrictions regarding the incurrence of liens, subject to certain exceptions. The financial covenant requires us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio.

Other Indebtedness

In addition to the debt described above, as of June 30, 2015, we had $15 million of borrowings outstanding under our overdraft facilities.

We were in compliance with all covenants in our outstanding debt instruments for the three-month period ended June 30, 2015.

Credit Ratings
As of January 1, 2014, our long-term debt and short-term funding were rated investment grade by Standard and Poor's Financial Services, LLC (long-term rated A, short-term rated A-1, with a stable outlook), Moody's Investor Service (long-term rated A2, short-term rated P-1, with a stable outlook), and Fitch Ratings, Inc. (long-term rated A, short-term rated F-1, with a stable outlook). Following the September 2014 announcement of our planned separation of our PayPal business, Standard and Poor's Financial Services, LLC and Moody's Investor Service placed our long-term debt and short-term funding ratings under review with negative implications, while Fitch Ratings, Inc. downgraded our long-term debt from A to A- and short-term funding from F-1 to F-2, retaining our investment grade status, and placed the long-term rating under review with negative implications. As of April 1, 2015, Fitch Ratings, Inc. affirmed the short-term funding rating at F-2. We did not experience any material operational, funding, or liquidity impacts from this rating downgrade. As of July 20, 2015, we were rated investment grade by Standard and Poor's Financial Services, LLC (long-term rated BBB+, short-term rated A-2, with a stable outlook), Moody's Investor Service (long-term rated Baa1, short-term rated P-2, with a stable outlook), and Fitch Ratings, Inc. (long-term rated BBB, short-term rated F-2, with a stable outlook). We disclose these ratings to enhance the understanding of our sources of liquidity and the effects of our ratings on our costs of funds. Our borrowing costs depend, in part, on our credit ratings and the actions already taken by these credit rating agencies as described above will likely increase, and any further downgrades would likely increase, our borrowing costs.

Commitments

As of June 30, 2015, approximately $22.1 billion of unused credit was available to PayPal Credit accountholders. While this amount represents the total unused credit available, we have not experienced, and do not anticipate, that all of our PayPal Credit accountholders will access their entire available credit at any given point in time. In addition, the individual lines of credit that make up this unused credit are subject to periodic review and termination by the chartered financial institutions that are the issuers of PayPal Credit products based on, among other things, account usage and customer creditworthiness. When a consumer makes a purchase using a PayPal Credit product, the chartered financial institution extends credit to the consumer, funds the extension of credit at the point of sale and advances funds to the merchant. We subsequently purchase the consumer receivables related to the consumer loans and as a result of that purchase, bear the risk of loss in the event of loan defaults. However, we subsequently sell a participation interest in the entire pool of consumer loans to the chartered financial institution that extended the consumer loans. Although the chartered financial institution continues to own the customer accounts, we own and bear the risk of loss on the related consumer receivables, less the participation interest held by the chartered financial institution, and PayPal Credit is responsible for all servicing functions related to the customer account balances. As of June 30, 2015, the total outstanding principal balance on this pool of consumer loans was $3.1 billion, net of which the chartered financial institution owned a participation interest of $876 million, or 22% of the total outstanding balance of the consumer loans as of that date.

Liquidity and Capital Resource Requirements

As of June 30, 2015 and December 31, 2014, we had assets classified as cash and cash equivalents, as well as short-term and long-term non-equity investments, in an aggregate amount of $15.1 billion and $14.6 billion, respectively. As of June 30, 2015, $10.3 billion of our cash and cash equivalents, as well as short-term and long-term non-equity investments, was held by our non-U.S. subsidiaries. Of the $10.3 billion held by our non-U.S. subsidiaries, approximately $8.0 billion was available for use in the U.S. without incurring additional U.S. income taxes in excess of the amounts already accrued in our financial statements as of June 30, 2015. The remaining amount of non-U.S. cash and cash equivalents, as well as short-term and long-term non-equity investments, have been indefinitely reinvested and, therefore, no U.S. current or deferred taxes have been accrued as this amount is necessary to support our planned ongoing investments in our foreign operations. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the U.S., and we do not expect that we will need to repatriate the funds we have designated as indefinitely reinvested outside the U.S. Under current tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the U.S., such amounts would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.

In connection with our separation of PayPal, we reviewed our capital allocation strategy to ensure that each of PayPal and eBay will be well capitalized at separation. As part of this strategy, we contributed approximately $3.8 billion of cash to PayPal during the second quarter of 2015. This contribution consisted of approximately $1.8 billion of domestic sources and $2.0 billion of international sources.

In July 2015, PayPal, Inc. announced its agreement to acquire Xoom Corporation (NASDAQ:XOOM) for approximately $890 million net of cash. This acquisition is expected to close in the fourth quarter of 2015, subject to customary closing conditions, including regulatory approvals. The cash used for this acquisition will be paid by PayPal, Inc.

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

We currently fund the expansion of the PayPal Credit portfolio of loan receivables with domestic and international cash resources and borrowings. To the extent that our PayPal Credit or other credit products become more widely available through improved and more comprehensive product integrations with eBay, PayPal and other channels, and as we further promote PayPal Credit or other credit products, customer adoption and usage of such products may expand. Any resulting growth in the portfolio of PayPal Credit or other loan receivables would increase our liquidity needs and any failure to meet those liquidity needs could adversely affect the PayPal Credit products. In May 2015, we concluded an arrangement with certain investors under which we sold a participation interest of approximately $710 million in a portion of these consumer receivables, resulting in a gain of $30 million. Comenity Capital Bank and these investors have no recourse against us related to their respective participation interests for failure of debtors to pay when due. The participation interest held by Comenity Capital Bank and these investors have the same priority to the interests held by us and are subject to the same credit, prepayment, and interest rate risk associated with the consumer receivables. We will continue to consider alternative sources of funding of our credit portfolio through our strategic and financial partners.

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

In January 2015, at a regular meeting of our Board of Directors (the “Board”), the Board approved a plan to implement a strategic reduction of our existing global workforce. As a result, we reduced our workforce globally. The reduction was completed in the first half of 2015. The savings expected to be realized as a result of the global workforce reduction are expected to be offset by additional expenses as we reinvest back into other areas of the business to drive additional growth. During the six months ended June 30, 2015, we recognized total restructuring expenses of approximately $112 million for which approximately $98 million was paid during the same period. Substantially all of the remaining accrued liability as of June 30, 2015 is expected to be paid during the third quarter of 2015.

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

Off-Balance Sheet Arrangements

As of June 30, 2015, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

We have various cash pooling arrangements with financial institutions for cash management purposes. These arrangements allow for cash withdrawals from these financial institutions based upon our aggregate operating cash balances held within the same financial institution (“Aggregate Cash Deposits”). These arrangements also allow us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by these financial institutions as a basis for calculating our net interest expense or income under these arrangements. As of June 30, 2015, we had a total of $4.4 billion in cash withdrawals offsetting our $4.4 billion in Aggregate Cash Deposits held within these financial institutions under these cash pooling arrangements.

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

The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2014. Our market risk profile has not changed significantly during the first six months of 2015.

Interest Rate Risk

We are exposed to interest rate risk relating to our investment portfolio and our outstanding debt. We seek to reduce earnings volatility that may result from changes in interest rates.

As of June 30, 2015, approximately 30% of our total cash and investment portfolio was held in cash and cash equivalents. As such, changes in interest rates will impact interest income. As discussed below, fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates.

As of December 31, 2013, 100% of the outstanding senior notes bore interest at fixed rates. In July 2014, we issued additional senior notes in an aggregate principal amount of $3.5 billion comprised of $850 million of floating rate notes and $2.65 billion of fixed rate notes, as described in the “Shelf Registration Statement and Long-Term Debt” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2) in this Quarterly Report. In order to reduce volatility that may result from changes in interest rates, we entered into $2.4 billion of interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with $1.15 billion of our 2.2% senior notes due July 2019, $750 million of our 2.875% senior notes due July 2021, and $500 million of our 3.450% senior notes due July 2024 so that the interest payable on those notes effectively became variable based on LIBOR plus a spread. Further changes in interest rates will impact interest expense on any borrowings under our revolving credit facility, which bear interest at floating rates, and the interest rate on any commercial paper borrowings we make and any debt securities we may issue in the future and, accordingly, will impact interest expense or cost of net revenues (or both).

As of June 30, 2015, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate investment securities may be adversely impacted due to a rise in interest rates. In general, fixed-rate securities with longer maturities are subject to greater interest-rate risk than those with shorter maturities. While floating-rate securities generally are subject to less interest rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease and may also suffer a decline in market value if interest rates increase. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. As of June 30, 2015, the balance of our government bond and corporate debt securities portfolio was $10.0 billion, which represented approximately 61% of our total cash and investment portfolio.

Investment Risk

The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of asset types, including bank deposits, government bonds and corporate debt securities.

As of June 30, 2015, our cost and equity method investments totaled $166 million, which represented approximately 1% of our total cash and investment portfolio, and were primarily related to equity method investments in privately held companies. We review our investments for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value is other-than-temporary. Our analysis includes a review of recent operating results and trends, recent sales/acquisitions of the securities in which we have invested and other publicly available data.

Equity Price Risk

We are exposed to equity price risk on marketable equity instruments due to market volatility. As of June 30, 2015, the total fair value of our marketable equity instruments (primarily related to our equity holdings in MercadoLibre) was $1.2 billion, which represented approximately 7% of our total cash and investment portfolio.

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

We have a foreign exchange exposure management program designed to identify material foreign currency exposures, manage these exposures and reduce the potential effects of currency fluctuations on our reported consolidated cash flows and results of operations through the purchase of foreign currency exchange contracts. These foreign currency exchange contracts are accounted for as derivative instruments; for additional details related to our derivative instruments, please see “Note 9 – Derivative Instruments” to the condensed consolidated financial statements included in this report.

We use foreign exchange derivative contracts to protect our forecasted U.S. dollar-equivalent earnings from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but do not entirely eliminate, the impact of adverse currency exchange rate movements. Most of these contracts are designated as cash flow hedges for accounting purposes. For qualifying cash flow hedges, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (AOCI) and subsequently reclassified into revenue in the same period the forecasted transaction affects earnings. The ineffective portion of the unrealized gains and losses on these contracts, if any, is recorded immediately in earnings. For contracts not designated as cash flow hedges for accounting purposes, the derivative's gain or loss is recognized immediately in Interest and other, net, in our condensed consolidate statement of income.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 20% for all currencies could be experienced in the near term. If the U.S. dollar weakened by 20% at June 30, 2015, the amount recorded in AOCI related to our foreign exchange derivative contracts qualifying as cash flow hedges, before tax effect, would have been approximately $424 million lower. The amount recorded in Interest and other, net related to our foreign exchange derivative contracts not qualifying as cash flow hedges would have been approximately $3 million lower. If the U.S. dollar strengthened by 20% at June 30, 2015, the amount recorded in AOCI related to our foreign exchange derivative contracts qualifying as cash flow hedges, before tax effect, would have been approximately $424 million higher. The amount recorded in Interest and other, net related to our foreign exchange derivative contracts not qualifying as cash flow hedges would have been approximately $108 million higher.

In addition, we use foreign exchange contracts to offset the foreign exchange risk on our assets and liabilities denominated in currencies other than the functional currency of our subsidiaries. These contracts reduce, but do not entirely eliminate, the impact of currency exchange rate movements on our assets and liabilities. The foreign currency gains and losses on the assets and liabilities are recorded in Interest and other, net, which are offset by the gains and losses on the foreign exchange contracts.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $50 million at June 30, 2015 without considering the offsetting effect of hedging. Foreign exchange forwards in place as of June 30, 2015 would have resulted in an offsetting effect of approximately $43 million, resulting in a net positive impact of approximately $7 million. These reasonably possible adverse changes in exchange rates of 20% were applied to total monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.

European Debt Exposures

We actively monitor our exposure to the European markets, including the impact of sovereign debt issues associated with Cyprus, Greece, Ireland, Italy, Portugal and Spain. As of June 30, 2015, we did not have any direct investments in the sovereign debt of these countries or in debt securities issued by corporations or financial institutions organized in these countries. We maintain a small number of operating bank accounts with local and foreign banks in the aforementioned countries that have balances that we do not consider material.

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

The information set forth under “Note 11 — Commitments and Contingencies — Litigation and Other Legal Matters” to the condensed consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.

Item 1A:	Risk Factors

You should carefully review the following discussion of the risks that may affect our business, results of operations and financial condition, as well as our consolidated financial statements and notes thereto and the other information appearing in this report, for important information regarding risks that affect us.

Risk Factors That May Affect our Business, Results of Operations and Financial Condition

Our operating and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations and cash flows, as well as the trading price of our common stock and debt securities.

Our operating and financial results have varied on a quarterly basis during our operating history and may continue to fluctuate significantly as a result of a variety of factors, including as a result of the risks set forth in this “Risk Factors” section. It is difficult for us to forecast the level or source of our revenues or earnings (loss) accurately. In view of the rapidly evolving nature of our business, period-to-period comparisons of our operating results may not be meaningful, and you should not rely upon them as an indication of future performance. We do not have backlog, and substantially all of our net revenues each quarter come from transactions involving sales during that quarter. Due to the inherent difficulty in forecasting revenues, it is also difficult to forecast expenses as a percentage of net revenues. Quarterly and annual expenses as a percentage of net revenues reflected in our consolidated financial statements may be significantly different from historical or projected rates. Our operating results in one or more future quarters may fall below the expectations of securities analysts and investors. The trading price of our common stock and debt securities could decline, perhaps substantially, as a result of the factors described in this paragraph.

Substantial and increasingly intense competition worldwide in the ecommerce may harm our business.

We currently and potentially compete with a wide variety of online and offline companies providing goods and services to consumers and merchants. The Internet and mobile networks provide new, rapidly evolving and intensely competitive channels for the sale of all types of goods and services. We compete in two-sided markets, and must attract both buyers and sellers to use our platforms. Consumers who purchase or sell goods and services through us have more and more alternatives, and merchants have more channels to reach consumers. We expect competition to continue to intensify. Online and offline businesses increasingly are competing with each other and our competitors include a number of online and offline retailers with significant resources and well-established brands. Moreover, the barriers to entry into these channels can be low, and businesses easily can launch online sites or mobile platforms and applications at nominal cost by using commercially available software or partnering with any of a number of successful ecommerce companies. As we respond to changes in the competitive environment, we may, from time to time, make pricing, service or marketing decisions or acquisitions that may be controversial with and lead to dissatisfaction among sellers, which could reduce activity on our websites and harm its profitability.

We face increased competitive pressure online and offline. In particular, the competitive norm for, and the expected level of service from, ecommerce and mobile commerce has significantly increased, due to, among other factors, improved user experience, greater ease of buying goods, lower (or no) shipping costs, faster shipping times and more favorable return policies. Also, certain platform businesses, such as Alibaba, Apple, Google and Facebook, many of whom are larger than us or have greater capitalization, have a dominant and secure position in other industries or certain significant markets, and offer other goods and services to consumers and merchants that we do not offer. If we are unable to change our products, offerings and services in ways that reflect the changing demands of the ecommerce and mobile commerce marketplaces, particularly the higher growth of sales of fixed-price items and higher expected service levels (some of which depend on services provided by sellers on our platforms), or compete effectively with and adapt to changes in larger platform businesses, our business will suffer.

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

Some of our competitors control other products and services that are important to our success, including credit card interchange, Internet search, and mobile operating systems. Such competitors could manipulate pricing, availability, terms or operation of service related to their products and services in a manner that impacts our competitive offerings. For example, Google, which operates a shopping platform service, has from time to time made changes to its search algorithms that reduced the amount of search traffic directed to us from searches on Google. If we are unable to use or adapt to operational changes in such services, we may face higher costs for such services, or face integration or technological barriers, it could raise our costs and our business will suffer.

Consumers who might use our sites to buy goods have a wide variety of alternatives, including traditional department, warehouse, boutique, discount and general merchandise stores (as well as the online and mobile operations of these traditional retailers), online retailers and their related mobile offerings, online and offline classified services and other shopping channels, such as offline and online home shopping networks. In the United States, these include Amazon.com (which recently opened an experimental brick-and-mortar store in New York City and continues to expand into new geographies and lines of business), Google, Wal-Mart, Target, Sears, Macy’s, JC Penney, Costco, Office Depot, Staples, OfficeMax, Sam’s Club, Buy.com (owned by Rakuten), Yahoo! Shopping, MSN, QVC and Home Shopping Network, among others. In addition, consumers have a large number of online and offline channels focused on one or more of the categories of products offered on our site.

Consumers also can turn to many companies that offer a variety of services that provide other channels for buyers to find and buy items from sellers of all sizes, including online aggregation and classifieds websites, such as craigslist, Oodle.com and a number of international websites operated by Schibsted ASA or Naspers Limited. Consumers also can turn to shopping-comparison sites, such as Google Shopping. In certain markets, our fixed-price listing and traditional auction-style listing formats increasingly are being challenged by other formats, such as classifieds.

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

In addition, certain manufacturers may limit or cease distribution of their products through online channels, such as our sites. Manufacturers may attempt to use contractual obligations or existing or future government regulation to prohibit or limit ecommerce in certain categories of goods or services. Manufacturers may also attempt to enforce minimum resale price maintenance or minimum advertised price arrangements to prevent distributors from selling on our websites or on the Internet generally, or at prices that would make us less attractive relative to other alternatives. The adoption by manufacturers of policies, or their use of laws or regulations, in each case discouraging or restricting the sales of goods or services over the Internet, could force our users to stop selling certain products on our websites, which could result in reduced operating margins, loss of market share and diminished value of our brands.

The principal competitive factors for us include the following:

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

Our operations and performance depend significantly on global and regional economic conditions. Adverse economic conditions and events (including volatility or distress in the equity and/or debt or credit markets) have in the past negatively impacted regional and global financial markets and will likely continue to do so from time to time in the future. Uncertainties relating to the ability of Greece to remain in the European Monetary Union may adversely impact the economy of the European Union, which is an important market in which we do business. These events and conditions could have a negative and adverse impact on companies and customers with which we do business. In addition, financial turmoil affecting the banking system or financial markets could cause additional consolidation of the financial services industry, or significant financial service institution failures, new or incremental tightening in the credit markets, low liquidity, and extreme volatility in fixed income, credit, currency, and equity markets. Adverse impacts to the companies and customers with which we do business, the banking system, or financial markets could have a material adverse effect on our business, including a reduction in the volume and prices of transactions on our commerce platforms.

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

The separation may not achieve some or all of the anticipated benefits and may adversely affect our business.

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

Mobile devices are increasingly used for ecommerce transactions. A significant and growing portion of our users access our platforms through mobile devices. We may lose users if we are not able to continue to meet our users’ mobile and multi-screen experience expectations. he variety of technical and other configurations across different mobile devices and platforms increases the challenges associated with this environment. In addition, a number of other companies with significant resources and a number of innovative startups have introduced products and services focusing on mobile markets.

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

Rapid, significant technological changes continue to confront the industries in which we operate. We cannot predict the effect of technological changes on our business. In addition to our own initiatives and innovations, we rely in part on third parties, including some of our competitors, for the development of and access to new technologies. We expect that new services and technologies applicable to the industries in which we operate will continue to emerge. These new services and technologies may be superior to, or render obsolete, the technologies we currently use in our products and services. Incorporating new technologies into our products and services may require substantial expenditures and take considerable time, and ultimately may not be successful. In addition, our ability to adopt new services and develop new technologies may be inhibited by industry-wide standards, new laws and regulations, resistance to change from clients or merchants, or third parties’ intellectual property rights. Our success will depend on our ability to develop new technologies and adapt to technological changes and evolving industry standards.

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

It is not always clear how laws and regulations governing matters relevant to our business, such as property ownership, copyrights, trademarks, and other intellectual property issues, parallel imports and distribution controls, taxation, libel and defamation, and obscenity apply to our businesses. Many of these laws were adopted prior to the advent of the Internet, mobile, and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Many of these laws, including some of those that do reference the Internet are subject to interpretation by the courts on an ongoing basis and the resulting uncertainty in the scope and application of these laws and regulations increases the risk that we will be subject to private claims and governmental actions alleging violations of those laws and regulations.

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

We are subject to scrutiny by various government agencies under U.S. and foreign laws and regulations, including competition laws. Some jurisdictions also provide private rights of action for competitors or consumers to assert claims of anti-

competitive conduct. Other companies and government agencies have in the past and may in the future allege that our actions violate the antitrust or competition laws of the United States, individual states, the European Commission or other countries, or otherwise constitute unfair competition. An increasing number of governments are regulating competition law activities, including increased scrutiny in large markets such as China. Our business partnerships or agreements or arrangements with customers or other companies could give rise to regulatory action or antitrust litigation. Some regulators, particularly those outside of the United States, may perceive our business to be used so broadly that otherwise uncontroversial business practices could be deemed anticompetitive. Certain competition authorities have conducted market studies of our industries. Such claims and investigations, even if without foundation, may be very expensive to defend, involve negative publicity and substantial diversion of management time and effort and could result in significant judgments against us or require us to change our business practices.

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

Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate investment securities may be adversely impacted due to a rise in interest rates. In general, fixed-rate securities with longer maturities are subject to greater interest-rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest-rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease and may also suffer a decline in market value if interest rates increase. Due in part to these factors, our investment income may decline or we may suffer losses in principal if securities are sold that have declined in market value due to changes in interest rates. In addition, relatively low interest rates limit our investment income. Fluctuations in interest rates that increase the cost of our current or future indebtedness, cause the market value of our assets to decline or reduce our investment income could adversely affect our financial results.

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

•
Some sports teams have threatened to revoke the privileges of season ticket owners if they resell their tickets through a platform that is not affiliated with, or approved by, such sports teams. In March 2015, StubHub filed suit against Ticketmaster and the Golden State Warriors, alleging antitrust and various state law violations arising out of the defendants’ restrictive ticketing practices, which include prohibiting the resale of Warriors tickets on StubHub or any other non-Ticketmaster secondary exchange.

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

Our eBay buyer protection programs represent the means by which we compensate users who believe that they have been defrauded, have not received the item that they purchased or have received an item different from what was described. We expect to continue to receive communications from users requesting reimbursement or threatening or commencing legal action against us if no reimbursement is made. Our liability for these sort of claims is slowly beginning to be clarified in some jurisdictions and may be higher in some non-U.S. jurisdictions than it is in the U.S. litigation involving liability for any such third-party actions could be costly and time consuming for us, divert management attention, result in increased costs of doing business, lead to adverse judgments or otherwise harm our business. In addition, affected users will likely complain to regulatory agencies that could take action against us, including imposing fines or seeking injunctions.

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
As of January 1, 2014, our long-term debt and short-term funding were rated investment grade by Standard and Poor's Financial Services, LLC (long-term rated A, short-term rated A-1, with a stable outlook), Moody's Investor Service (long-term rated A2, short-term rated P-1, with a stable outlook), and Fitch Ratings, Inc. (long-term rated A, short-term rated F-1, with a stable outlook). Following the September 2014 announcement of our planned separation of our PayPal business, Standard and Poor's Financial Services, LLC and Moody's Investor Service placed our long-term debt and short-term funding ratings under review with negative implications, while Fitch Ratings, Inc. downgraded our long-term debt from A to A- and short-term funding rating from F-1 to F-2, retaining our investment grade status, and placed the long-term rating under review with negative implications. As of April 1, 2015, Fitch Ratings, Inc. affirmed the short-term funding rating at F-2. We did not experience any material operational, funding, or liquidity impacts from this rating downgrade. As of July 20, 2015, we were rated investment grade by Standard and Poor's Financial Services, LLC (long-term rated BBB+, short-term rated A-2, with a stable outlook), Moody's Investor Service (long-term rated Baa1, short-term rated P-2, with a stable outlook), and Fitch Ratings, Inc. (long-term rated BBB, short-term rated F-2, with a stable outlook). We disclose these ratings to enhance the understanding of our sources of liquidity and the effects of our ratings on our costs of funds. Our borrowing costs depend, in part, on our credit ratings and the actions already taken by these credit rating agencies as described above will likely increase, and any further downgrades would likely increase, our borrowing costs.

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

One or more states, the U.S. federal government or foreign countries may seek to impose reporting or record-keeping obligations on companies that engage in or facilitate ecommerce. Such an obligation could be imposed by legislation intended to improve tax compliance (and legislation to such effect has been contemplated by several states and a number of foreign jurisdictions) or if one of our companies was ever deemed to be the legal agent of the users of our services by a jurisdiction in which it operates. Certain of our companies are required to report to the Internal Revenue Service (IRS) on customers subject to U.S. income tax who receive more than $20,000 in payments and more than 200 payments in a calendar year. As a result, we are required to request tax identification numbers from certain payees, track payments by tax identification number and, under certain conditions, withhold a portion of payments and forward such withholding to the IRS. We have modified our systems to meet these requirements and expect increased operational costs and changes to our user experience in connection with complying with these reporting obligations. Any failure by us to meet these requirements could result in substantial monetary penalties and other sanctions and could harm our business.

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

In May 2014, we publicly announced that criminals were able to penetrate and steal certain data, including user names, encrypted user passwords and other non-financial user data. Upon making this announcement, we required all buyers and sellers on our platform to reset their passwords in order to log into their account. The breach and subsequent password reset have negatively impacted the business. In July 2014, a putative class action lawsuit was filed against us for alleged violations and harm resulting from the breach. The lawsuit was recently dismissed with leave to amend. In addition, we have received requests for information and are subject to investigations regarding this incident from numerous regulatory and other government agencies across the world.

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

We have acquired a significant number of businesses of varying size and scope, technologies, services, and products. We also expect to continue to evaluate and consider a wide array of potential strategic transactions as part of our overall business strategy, including business combinations, acquisitions, and dispositions of businesses, technologies, services, products, and other assets, as well as strategic investments and joint ventures. In that regard, we recently agreed to sell our Enterprise business. This sale is subject to customary closing conditions, and if these conditions are not satisfied or waived, the transaction could be delayed or not take place.

These transactions, and in particular the sale of our Enterprise business, may involve significant challenges and risks, including:

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

Our Enterprise business is subject to substantial competition.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchase activity during the three months ended June 30, 2015 was as follows:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet be Purchased Under the Programs (a)
April 30, 2015	—	$—	—	$1,984,542,829
May 31, 2015	—	$—	—	$1,984,542,829
June 30, 2015	—	$—	—	$1,984,542,829
	—		—

(a)
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

As of June 30, 2015, a total of approximately $2.0 billion remained available for future repurchases of our common stock under our January 2015 stock repurchase program. In July 2015, our board of directors authorized an additional $1 billion stock repurchase program, with no expiration from the date of authorization. This new stock repurchase program, together with approximately $2 billion remaining under our January 2015 stock repurchase program, brings the total repurchase authorization as of July 2015 to approximately $3.0 billion. For further details, please see "Part I, Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Stock Repurchases."

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

eBay Inc.
Principal Executive Officer:

		By:	/s/ Devin N. Wenig
Devin N. Wenig
President and Chief Executive Officer
Date:	July 21, 2015
Principal Financial Officer:

		By:	/s/ Scott F. Schenkel
Scott F. Schenkel
Senior Vice President, Chief Financial Officer
Date:	July 21, 2015
Principal Accounting Officer:

		By:	/s/ Brian J. Doerger
Brian J. Doerger
Vice President, Chief Accounting Officer
Date:	July 21, 2015

INDEX TO EXHIBITS

Exhibit 2.1(1)	Separation and Distribution Agreement by and between eBay Inc. and PayPal Holdings, Inc. dated as of June 26, 2015
Exhibit 10.1(2)+	Amended and Restated eBay Incentive Plan
Exhibit 10.2(3)+	eBay Inc. Change in Control Severance Plan for Key Employees dated June 16, 2015
Exhibit 10.3(3)+	eBay Inc. SVP and Above Standard Severance Plan dated June 16, 2015
Exhibit 10.04(4)	Operating Agreement by and between eBay Inc. and PayPal Holdings, Inc. dated as of July 17, 2015
Exhibit 10.05(4)	Transition Services Agreement by and between eBay Inc. and PayPal Holdings, Inc. dated as of July 17, 2015
Exhibit 10.06(4)	Tax Matters Agreement by and between eBay Inc. and PayPal Holdings, Inc. dated as of July 17, 2015
Exhibit 10.07(4)	Employee Matters Agreement by and between eBay Inc. and PayPal Holdings, Inc. dated as of July 17, 2015
Exhibit 10.08(4)
Intellectual Property Matters Agreement by and among eBay Inc., eBay International AG, PayPal Holdings, Inc., PayPal, Inc., PayPal Pte. Ltd. and PayPal Payments Pte. Holdings S.C.S. dated as of July 17, 2015

Exhibit 10.09+	Letter dated September 30, 2014 from eBay Inc. to Scott Schenkel
Exhibit 12.01	Statement regarding computation of ratio of earnings to fixed charges.
Exhibit 31.01	Certification of Registrant's Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.02	Certification of Registrant's Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.01	Certification of Registrant's Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.02	Certification of Registrant's Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)Filed as an exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2015 and incorporated herein by reference.

(2)Filed as an exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2015 and incorporated herein by reference.

(3)Filed as an exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2015 and incorporated herein by reference.

(4)Filed as an exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2015 and incorporated herein by reference.

+Indicates a management contract or compensatory plan or arrangement.