Form 10-Q
period 2015-09-30
EBAY INC
filed 2015-10-28
CIK 1065088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 26, 2015, there were 1,200,653,879 of the registrant's common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements
eBay Inc.
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2015	December 31, 2014
	(In millions, except par value amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,387	$4,105
Short-term investments	2,914	3,730
Accounts receivable, net	595	600
Other current assets	1,152	1,048
Current assets of discontinued operations	—	16,795
Current assets held for sale	1,232	253
Total current assets	8,280	26,531
Long-term investments	3,572	5,736
Property and equipment, net	1,535	1,486
Goodwill	4,442	4,671
Intangible assets, net	90	133
Other assets	419	207
Long-term assets of discontinued operations	—	4,506
Long-term assets held for sale	—	1,862
Total assets	$18,338	$45,132
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$625	$850
Accounts payable	175	107
Accrued expenses and other current liabilities	3,106	3,830
Deferred revenue	137	108
Income taxes payable	57	125
Current liabilities of discontinued operations	—	12,137
Current liabilities held for sale	336	374
Total current liabilities	4,436	17,531
Deferred and other tax liabilities, net	511	522
Long-term debt	6,814	6,777
Other liabilities	85	79
Long-term liabilities of discontinued operations	—	243
Long-term liabilities held for sale	—	74
Total liabilities	11,846	25,226
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock, $0.001 par value; 3,580 shares authorized; 1,203 and 1,224 shares outstanding	2	2
Additional paid-in capital	14,445	13,887
Treasury stock at cost, 423 and 384 shares	(15,653)	(14,054)
Retained earnings	7,255	18,900
Accumulated other comprehensive income	443	1,171
Total stockholders' equity	6,492	19,906
Total liabilities and stockholders' equity	$18,338	$45,132
The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions, except per share amounts)
	(Unaudited)
Net revenues	$2,099	$2,150	$6,270	$6,467
Cost of net revenues	433	413	1,278	1,221
Gross profit	1,666	1,737	4,992	5,246
Operating expenses:
Sales and marketing	565	624	1,672	1,815
Product development	241	246	694	747
General and administrative	207	203	862	678
Provision for transaction losses	65	58	199	196
Amortization of acquired intangible assets	10	10	30	65
Total operating expenses	1,088	1,141	3,457	3,501
Income from operations	578	596	1,535	1,745
Interest and other, net	87	17	221	32
Income from continuing operations before income taxes	665	613	1,756	1,777
Provision for income taxes	(120)	(104)	(332)	(3,371)
Income (loss) from continuing operations	$545	$509	$1,424	$(1,594)
Income (loss) from discontinued operations, net of income taxes	(6)	164	(176)	617
Net income (loss)	$539	$673	$1,248	$(977)

Income (loss) per share - basic:
Continuing operations	$0.45	$0.41	$1.17	$(1.27)
Discontinued operations	$—	$0.13	$(0.14)	$0.49
Net income (loss) per share - basic	$0.45	$0.54	$1.03	$(0.78)

Income (loss) per share - diluted:
Continuing operations	$0.45	$0.41	$1.16	$(1.27)
Discontinued operations	$—	$0.13	$(0.14)	$0.49
Net income (loss) per share - diluted	$0.45	$0.54	$1.02	$(0.78)

Weighted average shares:
Basic	1,210	1,242	1,214	1,258
Diluted	1,223	1,251	1,226	1,258

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
	(Unaudited)
Net income (loss)	$539	$673	$1,248	$(977)
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation gain (loss)	(182)	(214)	(426)	(123)
Unrealized gains (losses) on investments, net	(442)	67	(320)	(14)
Tax benefit (expense) on unrealized gains (losses) on investments, net	155	(33)	111	(1)
Unrealized gains (losses) on hedging activities, net	(19)	174	(82)	211
Tax benefit (expense) on unrealized gains (losses) on hedging activities, net	1	(2)	1	(6)
Other comprehensive income (loss), net tax	(487)	(8)	(716)	67
Comprehensive income (loss)	$52	$665	$532	$(910)

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

Nine Months Ended September 30,
2015
(In millions)
(Unaudited)
Common stock:
Balance, beginning of year	$2
Common stock issued	—
Common stock repurchased/forfeited	—
Balance, end of period	2
Additional paid-in-capital:
Balance, beginning of year	13,887
Common stock and stock-based awards issued and assumed	(54)
Stock-based compensation	523
Stock-based awards tax impact	89
Balance, end of period	14,445
Treasury stock at cost:
Balance, beginning of year	(14,054)
Common stock repurchased	(1,599)
Balance, end of period	(15,653)
Retained earnings:
Balance, beginning of year	18,900
Net income	1,248
Distribution of PayPal	(12,893)
Balance, end of period	7,255
Accumulated other comprehensive income:
Balance, beginning of year	1,171
Change in unrealized gains on investments	(320)
Change in unrealized losses on cash flow hedges	(82)
Foreign currency translation adjustment	(426)
Tax benefit on above items	112
Distribution of PayPal	(12)
Balance, end of period	443
Total stockholders' equity	$6,492
Number of Shares:
Common stock:
Balance, beginning of year	1,224
Common stock issued	18
Common stock repurchased/forfeited	(39)
Balance, end of period	1,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2015	2014
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$1,248	$(977)
(Income) loss from discontinued operations	176	(617)
Adjustments:
Provision for transaction losses	199	196
Depreciation and amortization	516	518
Stock-based compensation	301	251
Gain on sale of investments	(212)	—
Deferred income taxes	(115)	2,979
Changes in assets and liabilities, net of acquisition effects	(362)	40
Net cash provided by continuing operating activities	1,751	2,390
Net cash provided by discontinued operating activities	1,242	1,646
Net cash provided by operating activities	2,993	4,036
Cash flows from investing activities:
Purchases of property and equipment	(539)	(422)
Purchases of investments	(4,452)	(6,808)
Maturities and sales of investments	5,579	4,205
Acquisitions, net of cash acquired	(24)	(55)
Other	(15)	(5)
Net cash provided by (used in) continuing investing activities	549	(3,085)
Net cash used in discontinued investing activities	(3,837)	(660)
Net cash used in investing activities	(3,288)	(3,745)
Cash flows from financing activities:
Proceeds from issuance of common stock	173	178
Repurchases of common stock	(1,512)	(3,476)
Excess tax benefits from stock-based compensation	72	56
Tax withholdings related to net share settlements of restricted stock awards and units	(226)	(224)
Proceeds from issuance of debt	—	3,482
Repayment of debt	(250)	—
Other	10	8
Net cash provided by (used in) continuing financing activities	(1,733)	24
Net cash provided by (used in) discontinued financing activities	(1,599)	19
Net cash provided by (used) in financing activities	(3,332)	43
Effect of exchange rate changes on cash and cash equivalents	(286)	(38)
Net increase (decrease) in cash and cash equivalents	(3,913)	296
Cash and cash equivalents at beginning of period	6,328	4,494
Cash and cash equivalents at end of period	$2,415	$4,790
Less: Cash and cash equivalents of held for sale	28	29
Less: Cash and cash equivalents of discontinued operations	—	2,254
Cash and cash equivalents of continuing operations at end of period	$2,387	$2,507
Supplemental cash flow disclosures:
Cash paid for interest	$161	$84
Cash paid for income taxes	$240	$229

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — The Company and Summary of Significant Accounting Policies

The Company

eBay Inc. is a global commerce leader including eBay, Stubhub and eBay Classifieds platforms.

On July 17, 2015, we completed the distribution of 100% of the outstanding common stock of PayPal Holdings, Inc. ("PayPal") to our stockholders ("Distribution"), pursuant to which PayPal became an independent company. Beginning in the third quarter of 2015, PayPal's financial results for periods prior to the Distribution have been reflected in our condensed consolidated statement of income, retrospectively, as discontinued operations. Additionally, the related assets and liabilities associated with the discontinued operations in the prior year are classified as discontinued operations in our condensed consolidated balance sheet. Pursuant to the terms of the separation and distribution agreement entered into between us and PayPal on June 26, 2015, upon Distribution, assets related to the PayPal business were transferred to, and liabilities related to the PayPal business were retained or assumed by, PayPal. See "Note 3 - Discontinued Operations" for additional information.

During the second quarter of 2015, our Board of Directors ("Board") approved a plan to sell the businesses underlying our Enterprise segment ("Enterprise"). As a result, the Enterprise financial results were reflected in our condensed consolidated statement of income, retrospectively, as discontinued operations beginning in the second quarter of 2015. Additionally, the related assets and liabilities associated with the discontinued operations are classified as held for sale in our condensed consolidated balance sheet. On July 16, 2015, we signed a definitive agreement to sell Enterprise and, subject to customary closing conditions, we expect to close this transaction in the fourth quarter of 2015. See "Note 3 - Discontinued Operations" for additional information.

When we refer to “we,” “our,” “us” or “eBay” in this document, we mean the current Delaware corporation (eBay Inc.) and its California predecessor, as well as all of our consolidated subsidiaries, unless otherwise expressly stated or the context otherwise requires.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to provisions for transaction losses, legal contingencies, income taxes, revenue recognition, stock-based compensation, goodwill and the recoverability of intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adjustments, consisting only of normal recurring adjustments, which are necessary for fair presentation of the condensed consolidated financial statements for interim periods.

Recent Accounting Pronouncements

In 2014, the FASB issued new guidance related to reporting discontinued operations. This new standard raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The new standard is now effective. The standard impacted the presentation of Enterprise during the second quarter of 2015 and PayPal during the third quarter of 2015 related to the financial statement presentation of assets held for sale and discontinued operations and required additional disclosures as presented in "Note 3 - Discontinued Operations."

In 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition guidance provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In 2015, the FASB issued guidance to defer the effective date to January 1, 2018 with early adoption beginning January 1, 2017. We are evaluating the impact of adopting this new accounting guidance on our consolidated financial statements.

In 2014, the FASB issued new guidance related to development-stage entities. The new standard removes all incremental financial reporting requirements from GAAP for development-stage entities. The accounting standards update also removes an exception provided to development stage entities in consolidations for determining whether an entity is a variable interest entity. As of the first annual period beginning after December 15, 2014, the presentation and disclosure requirements in Topic 915 will no longer be required. The revised consolidation standards are effective one year later, for fiscal years beginning after December 15, 2015. Early adoption is permitted. The adoption of the presentation and disclosure requirements in Topic 915 did not have a material impact on our financial statements. We are evaluating the impact, if any, of adopting the remaining new accounting guidance on our consolidated financial statements.

In 2014, the FASB issued new guidance on the disclosures related to going concern. The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

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

In 2015, the FASB issued new guidance related to consolidations. The new standard amends the guidelines for determining whether certain legal entities should be consolidated and reduces the number of consolidation models. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We are evaluating the impact, if any, of adopting this new accounting guidance on our consolidated financial statements.

In 2015, the FASB issued new guidance related to presentation of debt issuance costs. The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In 2015, the FASB issued new guidance related to accounting for fees paid in a cloud computing arrangement. The new standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

software license, the customer should account for the arrangement as a service contract. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We are evaluating the impact, if any, of adopting this new accounting guidance on our consolidated financial statements.

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

In 2015, the FASB issued new guidance related to business combinations. The new guidance requires that adjustments made to provisional amounts recognized in a business combination be recorded in the period such adjustments are determined, rather than retrospectively adjusting previously reported amounts. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We are evaluating the impact, if any, of adopting this new accounting guidance on our consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions, except per share amounts)
Numerator:
Income (loss) from continuing operations	$545	$509	$1,424	$(1,594)
Income (loss) from discontinued operations, net of income taxes	(6)	164	(176)	617
Net income (loss)	$539	$673	$1,248	$(977)
Denominator:
Weighted average shares of common stock - basic	1,210	1,242	1,214	1,258
Dilutive effect of equity incentive awards	13	9	12	—
Weighted average shares of common stock - diluted	1,223	1,251	1,226	1,258
Income (loss) per share - basic:
Continuing operations	$0.45	$0.41	$1.17	$(1.27)
Discontinued operations	$—	$0.13	$(0.14)	$0.49
Net income (loss) per share - basic	$0.45	$0.54	$1.03	$(0.78)
Income (loss) per share - diluted:
Continuing operations	$0.45	$0.41	$1.16	$(1.27)
Discontinued operations	$—	$0.13	$(0.14)	$0.49
Net income (loss) per share - diluted	$0.45	$0.54	$1.02	$(0.78)
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	4	8	2	54

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3 — Discontinued Operations

On June 26, 2015, our Board approved the separation of PayPal through the Distribution. To consummate the Distribution, our Board declared a pro rata dividend of PayPal Holdings, Inc. common stock to eBay’s stockholders of record as of the close of business on July 8, 2015 (the "Record Date"). Each eBay stockholder received one (1) share of PayPal Holdings, Inc. common stock for every share of eBay common stock held at the close of business on the Record Date. The Distribution occurred on July 17, 2015. Immediately following the Distribution, PayPal became an independent, publicly traded company and is listed on The NASDAQ Stock Market under the ticker “PYPL.” eBay will continue to trade on The NASDAQ Stock Market under the ticker “EBAY.”

During the second quarter of 2015, our Board approved a plan to sell Enterprise. Based on the expected sales proceeds, we recorded a goodwill impairment of $786 million in the second quarter of 2015. On July 16, 2015, we signed a definitive agreement to sell Enterprise for $925 million and, subject to customary closing conditions, we expect to close this transaction in the fourth quarter of 2015. We have classified the results of Enterprise as discontinued operations in our condensed consolidated statement of income for all periods presented. Additionally, the related assets and liabilities associated with the discontinued operations are classified as held for sale in our condensed consolidated balance sheet. The assets and liabilities as of September 30, 2015 are classified as current in our condensed consolidated balance sheet as we expect to close the transaction discussed above in the fourth quarter of 2015.

The financial results of PayPal and Enterprise are presented as income (loss) from discontinued operations, net of income taxes in our condensed consolidated statement of income. The following table presents financial results of PayPal and Enterprise:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015 (1)	2014	2015 (2)	2014
	(In millions)
PayPal income from discontinued operations, net of income taxes	$29	$216	$503	$744
Enterprise loss from discontinued operations, net of income taxes	(35)	(52)	(679)	(127)
Income (loss) from discontinued operations, net of income taxes	$(6)	$164	$(176)	$617

(1)    Includes PayPal financial results from July 1, 2015 to July 17, 2015
(2)    Includes PayPal financial results from January 1, 2015 to July 17, 2015

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents cash flow of PayPal and Enterprise:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015 (1)	2014	2015 (2)	2014
	(In millions)
PayPal net cash provided by discontinued operating activities	$32	$547	$1,287	$1,680
Enterprise net cash provided by (used in) discontinued operating activities	(50)	26	(45)	(34)
Net cash provided by (used in) discontinued operating activities	$(18)	$573	$1,242	$1,646

PayPal net cash used in discontinued investing activities	$(1,091)	$(490)	$(3,744)	$(564)
Enterprise net cash used in discontinued investing activities	(23)	(38)	(93)	(96)
Net cash used in discontinued investing activities	$(1,114)	$(528)	$(3,837)	$(660)

PayPal net cash provided by (used in) discontinued financing activities (3)	$(1,615)	$2	$(1,599)	$34
Enterprise net cash used in discontinued financing activities	—	(12)	—	(15)
Net cash provided by (used in) discontinued financing activities	$(1,615)	$(10)	$(1,599)	$19
(1)    Includes PayPal financial results from July 1, 2015 to July 17, 2015
(2)    Includes PayPal financial results from January 1, 2015 to July 17, 2015
(3)    Includes $1.6 billion of cash and cash equivalents distributed to PayPal on July 17, 2015.

PayPal

The financial results of PayPal through the Distribution are presented as income (loss) from discontinued operations, net of income taxes on our condensed consolidated statement of income. The following table presents financial results of PayPal:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015 (1)	2014	2015 (2)	2014
	(In millions)
Net revenues	$415	$1,950	$4,793	$5,733
Cost of net revenues	178	772	1,918	2,294
Gross profit	237	1,178	2,875	3,439
Operating expenses:
Sales and marketing	41	270	534	740
Product development	45	229	527	643
General and administrative	73	221	740	646
Provision for transaction and loan losses	33	189	418	483
Amortization of acquired intangible assets	3	13	30	40
Total operating expenses	195	922	2,249	2,552
Income from operations of discontinued operations	42	256	626	887
Interest and other, net	—	4	1	(6)
Income from discontinued operations before income taxes	42	260	627	881
Income tax expense	(13)	(44)	(124)	(137)
Income from discontinued operations, net of income taxes	$29	$216	$503	$744

(1)    Includes PayPal financial results from July 1, 2015 to July 17, 2015
(2)    Includes PayPal financial results from January 1, 2015 to July 17, 2015

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the aggregate carrying amounts of the classes of assets and liabilities of discontinued operations:

December 31, 2014
(In millions)
Carrying amounts of assets included as part of discontinued operations:
Cash and cash equivalents	$2,194
Short-term investments	39
Accounts receivable, net	51
Loans and interest receivable, net	3,600
Funds receivable and customer accounts	10,545
Other current assets	366
Long-term investments	31
Property and equipment, net	1,113
Goodwill	3,136
Intangible assets, net	172
Other assets	54
Total assets classified as discontinued operations in the condensed consolidated balance sheet	$21,301

Carrying amounts of liabilities included as part of discontinued operations:
Accounts payable	115
Funds receivable and customer accounts	10,545
Accrued expenses and other current liabilities	1,448
Income taxes payable	29
Deferred and other tax liabilities, net	197
Other liabilities	46
Total liabilities classified as discontinued operations in the condensed consolidated balance sheet	$12,380

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Enterprise

The financial results of Enterprise through September 30, 2015 are presented as income (loss) from discontinued operations, net of income taxes on our condensed consolidated statement of income. The following table presents financial results of Enterprise:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Net revenues	$261	$253	$805	$781
Cost of net revenues	184	204	606	617
Gross profit	77	49	199	164
Operating expenses:
Sales and marketing	30	29	94	87
Product development	26	36	92	101
General and administrative	29	18	119	44
Provision for transaction and loan losses	1	2	9	6
Amortization of acquired intangible assets	—	35	70	105
Goodwill impairment	—	—	786	—
Total operating expenses	86	120	1,170	343
Loss from operations of discontinued operations	(9)	(71)	(971)	(179)
Interest and other, net	(2)	(1)	1	(2)
Loss from discontinued operations before income taxes	(11)	(72)	(970)	(181)
Income tax benefit (provision)	(24)	20	291	54
Loss from discontinued operations, net of income taxes	$(35)	$(52)	$(679)	$(127)

The following table presents the aggregate carrying amounts of the classes of held for sale assets and liabilities:

	September 30, 2015	December 31, 2014
	(In millions)
Carrying amounts of assets included as part of held for sale:
Cash and cash equivalents	$28	$29
Short-term investments	1	1
Accounts receivable, net	121	146
Other current assets	56	77
Long-term investments	11	10
Property and equipment, net	338	303
Goodwill	500	1,287
Intangible assets, net	175	259
Other assets	2	3
Total assets classified as held for sale in the condensed consolidated balance sheet	$1,232	$2,115

Carrying amounts of liabilities included as part of held for sale:
Accounts payable	50	179
Accrued expenses and other current liabilities	126	115
Deferred revenue	82	80
Deferred and other tax liabilities, net	77	73
Other liabilities	1	1
Total liabilities classified as held for sale in the condensed consolidated balance sheet	$336	$448

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4 — Goodwill and Intangible Assets

Goodwill

The following table presents goodwill balances and adjustments to those balances during the nine months ended September 30, 2015:

	December 31, 2014	Goodwill Acquired	Adjustments	September 30, 2015
	(In millions)
Goodwill	$4,671	$23	$(252)	$4,442

The adjustments to goodwill during the nine months ended September 30, 2015 were due primarily to foreign currency translations.

Intangible Assets

The components of identifiable intangible assets are as follows:

	September 30, 2015				December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
	(In millions, except years)
Intangible assets:
Customer lists and user base	$417	$(395)	$22	5	$434	$(407)	$27	5
Marketing related	587	(561)	26	5	642	(596)	46	5
Developed technologies	236	(211)	25	4	237	(195)	42	4
All other	149	(132)	17	4	144	(126)	18	4
	$1,389	$(1,299)	$90		$1,457	$(1,324)	$133

Amortization expense for intangible assets was $18 million and $19 million for the three months ended September 30, 2015 and 2014, respectively. Amortization expense for intangible assets was $50 million and $92 million for the nine months ended September 30, 2015 and 2014, respectively.

Expected future intangible asset amortization as of September 30, 2015 is as follows (in millions):

Fiscal years:
Remaining 2015	$16
2016	39
2017	27
2018	7
2019	1
$90

Note 5 — Segments

We have one reportable segment. Our chief operating decision maker reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. During the second quarter of 2015, we classified the results of Enterprise, formerly our Enterprise segment, as discontinued operations in our condensed consolidated statement of income for all periods presented. During the third quarter of 2015, we have classified the results of PayPal, formerly our Payments segment, as discontinued operations in our condensed consolidated statement of income for all periods presented. See "Note 3 - Discontinued Operations" for additional information.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the breakdown of net revenues by type for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Net Revenues by Type:
Net transaction revenues	$1,659	$1,703	$5,012	$5,144
Marketing services and other revenues	440	447	1,258	1,323
Total net revenue	$2,099	$2,150	$6,270	$6,467

Note 6 — Investments

At September 30, 2015 and December 31, 2014, the estimated fair value of our short-term and long-term investments classified as available for sale, were as follows:

	September 30, 2015
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Short-term investments:
Restricted cash	$30	$—	$—	$30
Corporate debt securities	2,039	1	(1)	2,039
Government and agency securities	55	—	—	55
Time deposits and other	50	—	—	50
Equity instruments	9	731	—	740
	$2,183	$732	$(1)	$2,914
Long-term investments:
Corporate debt securities	3,468	15	(34)	3,449
	$3,468	$15	$(34)	$3,449

	December 31, 2014
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Short-term investments:
Restricted cash	$19	$—	$—	$19
Corporate debt securities	2,519	1	(1)	2,519
Government and agency securities	3	—	—	3
Time deposits and other	152	—	—	152
Equity instruments	9	1,028	—	1,037
	$2,702	$1,029	$(1)	$3,730
Long-term investments:
Corporate debt securities	5,319	18	(18)	5,319
Government and agency securities	232	1	—	233
	$5,551	$19	$(18)	$5,552

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We had no material long-term or short-term investments that have been in a continuous unrealized loss position for more than 12 months as of September 30, 2015 and December 31, 2014. Refer to "Note 14 - Accumulated Other Comprehensive Income" for amounts reclassified to earnings from unrealized gains and losses.

The estimated fair values of our short-term and long-term investments classified as available for sale by date of contractual maturity at September 30, 2015 are as follows:

September 30, 2015
(In millions)
One year or less (including restricted cash of $30)	$2,174
One year through two years	1,186
Two years through three years	1,273
Three years through four years	866
Four years through five years	115
Five years through six years	—
Six years through seven years	—
Seven years through eight years	8
Eight years through nine years	—
Nine years through ten years	1
$5,623
Equity and cost method investments
We have made multiple equity and cost method investments which are reported in long-term investments on our condensed consolidated balance sheet. As of September 30, 2015 and December 31, 2014, our equity and cost method investments totaled $123 million and $184 million, respectively. During the second quarter of 2015, we sold our equity interest in craigslist, Inc. During the third quarter of 2015, we sold a portion of our equity interest in Jasper Infotech Private Limited (Snapdeal) and our entire interest in Baixing Holdings Limited. The resulting gains are recorded in interest and other, net on our condensed consolidated statement of income.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7 — Fair Value Measurement of Assets and Liabilities

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014:

Description	Balance as of September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents	$2,387	$1,954	$433
Short-term investments:
Restricted cash	30	30	—
Corporate debt securities	2,039	—	2,039
Government and agency securities	55	—	55
Time deposits	50	—	50
Equity instruments	740	740	—
Total short-term investments	2,914	770	2,144
Derivatives	139	—	139
Long-term investments:
Corporate debt securities	3,449	—	3,449
Total long-term investments	3,449	—	3,449
Total financial assets	$8,889	$2,724	$6,165

Liabilities:
Derivatives	$32	$—	$32

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Description	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents	$4,105	$1,694	$2,411
Short-term investments:
Restricted cash	19	19	—
Corporate debt securities	2,519	—	2,519
Government and agency securities	3	—	3
Time deposits	152	—	152
Equity instruments	1,037	1,037	—
Total short-term investments	3,730	1,056	2,674
Derivatives	84	—	84
Long-term investments:
Corporate debt securities	5,319	—	5,319
Government and agency securities	233	—	233
Total long-term investments	5,552	—	5,552
Total financial assets	$13,471	$2,750	$10,721

Liabilities:
Derivatives	$20	$—	$20

Our financial assets and liabilities are valued using market prices on both active markets (level 1) and less active markets (level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. The majority of our derivative instruments are valued using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as equity prices, interest rate yield curves, option volatility and currency rates. We did not have any transfers of financial instruments between valuation levels during the nine months ended September 30, 2015.

Cash and cash equivalents are short-term, highly liquid investments with original or remaining maturities of three months or less when purchased and are comprised primarily of bank deposits, certificates of deposit and commercial paper.

In addition, we had cost and equity method investments of approximately $123 million and $184 million included in long-term investments on our condensed consolidated balance sheet at September 30, 2015 and December 31, 2014, respectively.

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

As of September 30, 2015 and December 31, 2014, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

Other financial instruments, including accounts receivable, accounts payable, are carried at cost, which approximates their fair value because of the short-term nature of these instruments.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8 — Derivative Instruments

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

For our derivative instruments designated as cash flow hedges, the amounts recognized in earnings related to the ineffective portion were not material in each of the periods presented, and we did not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness. As of September 30, 2015, we have estimated that approximately $19 million of net derivative gains related to our cash flow hedges included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Derivative Contracts

The fair values of our outstanding derivative instruments as of September 30, 2015 and December 31, 2014 were as follows:

	Balance Sheet Location	September 30, 2015	December 31, 2014
		(In millions)
Derivative Assets:
Foreign exchange contracts designated as cash flow hedges	Other Current Assets	$30	$42
Foreign exchange contracts not designated as hedging instruments	Other Current Assets	32	20
Interest rate contracts designated as fair value hedges	Other Assets	77	22
Total derivative assets		$139	$84

Derivative Liabilities:
Foreign exchange contracts designated as cash flow hedges	Other Current Liabilities	$5	$—
Foreign exchange contracts not designated as hedging instruments	Other Current Liabilities	27	20
Total derivative liabilities		$32	$20

Total fair value of derivative instruments		$107	$64

Under the master netting agreements with the respective counterparties to our derivative contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis on our condensed consolidated balance sheet. As of September 30, 2015, the potential effect of rights of set-off associated with the foreign exchange contracts discussed above would be an offset to both assets and liabilities by $22 million, resulting in net derivative assets and derivative liabilities of $40 million and $10 million, respectively. We are not required to pledge, nor are we entitled to receive, collateral related to our foreign exchange derivative transactions. As of September 30, 2015, we had neither pledged nor received collateral related to our interest rate derivative transactions.

Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following table summarizes the activity of derivative contracts that qualify for hedge accounting as of September 30, 2015 and December 31, 2014, and the impact of these derivative contracts on accumulated other comprehensive income for the nine months ended September 30, 2015:

	December 31, 2014	Amount of gain (loss) recognized in other comprehensive income (effective portion)	Amount of gain (loss) reclassified from accumulated other comprehensive income to net revenue and operating expense (effective portion)	September 30, 2015
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$41	$29	$51	$19

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity of derivative contracts that qualify for hedge accounting as of September 30, 2014 and December 31, 2013, and the impact of these derivative contracts on accumulated other comprehensive income for the nine months ended September 30, 2014:

	December 31, 2013	Amount of gain (loss) recognized in other comprehensive income (effective portion)	Amount of gain (loss) reclassified from accumulated other comprehensive income to net revenue and operating expense (effective portion)	September 30, 2014
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$(15)	$42	$(8)	$35

Effect of Derivative Contracts on Condensed Consolidated Statement of Income

The following table provides the location in our financial statements of the recognized gains or losses related to our foreign exchange derivative instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Foreign exchange contracts designated as cash flow hedges recognized in cost of net revenues and operating expenses	$19	$—	$51	$(8)
Foreign exchange contracts not designated as hedging instruments recognized in interest and other, net	13	13	(2)	(1)
Total gain (loss) recognized from foreign exchange derivative contracts in the condensed consolidated statement of income	$32	$13	$49	$(9)

$8 million in net derivative gains and $8 million in net derivative losses recognized in interest and other, net, during the three and nine months ended September 30, 2015, respectively, pertained to foreign exchange contracts not designated as hedging instruments used to mitigate the effect of translation in future periods.

The following table provides the location in our financial statements of the recognized gains or losses related to our interest rate derivative instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Gain (loss) from interest rate contracts designated as fair value hedges recognized in interest and other, net	$56	$(10)	$55	$(10)
Gain (loss) from hedged items attributable to hedged risk recognized in interest and other, net	(56)	10	(55)	10
Total gain (loss) recognized from interest rate derivative contracts in the condensed consolidated statement of income	$—	$—	$—	$—

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

	September 30,
	2015	2014
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$705	$429
Foreign exchange contracts not designated as hedging instruments	2,890	2,275
Interest rate contracts designated as fair value hedges	2,400	2,400
Total	$5,995	$5,104

Note 9 — Debt
The following table summarizes the carrying value of our outstanding debt:

	Coupon	Carrying Value as of	Effective	Carrying Value as of	Effective
	Rate	September 30, 2015	Interest Rate	December 31, 2014	Interest Rate
	(In millions, except percentages)
Long-Term Debt
Floating Rate Notes:
Senior notes due 2017	LIBOR plus 0.20%	$450	0.574%	$450	0.560%
Senior notes due 2019	LIBOR plus 0.48%	400	0.819%	400	0.811%

Fixed Rate Notes:
Senior notes due 2017	1.350%	1,000	1.456%	1,000	1.456%
Senior notes due 2019	2.200%	1,148	2.346%	1,148	2.346%
Senior notes due 2020	3.250%	499	3.389%	498	3.389%
Senior notes due 2021	2.875%	749	2.993%	749	2.993%
Senior notes due 2022	2.600%	999	2.678%	999	2.678%
Senior notes due 2024	3.450%	749	3.531%	749	3.531%
Senior notes due 2042	4.000%	743	4.114%	743	4.114%
Total senior notes		6,737		6,736
Hedge accounting fair value adjustments		77		22
Other indebtedness		—		19
Total long-term debt		$6,814		$6,777

Short-Term Debt
Senior notes due 2015	—%	—	0.820%	250	0.820%
Senior notes due 2015	1.625%	600	1.805%	600	1.805%
Other indebtedness		25		—
Total short-term debt		625		850
Total Debt		$7,439		$7,627

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Senior Notes

During the nine months ended September 30, 2015, $250 million aggregate principal amount of 0.70% fixed rate notes due 2015 matured and was repaid during the quarter.

Interest on the floating rate notes is paid quarterly. Interest on the fixed rate notes is payable semi-annually. The floating rate notes are not redeemable prior to maturity. We may redeem some or all of the fixed rate notes of each series at any time and from time to time prior to their maturity, generally at a make-whole redemption price.

To help achieve our interest rate risk management objectives, in connection with the previous issuance of senior notes, we entered into interest rate swap agreements that effectively converted $2.4 billion of our fixed rate debt to floating rate debt based on LIBOR plus a spread. These swaps were designated as fair value hedges against changes in the fair value of certain fixed rate senior notes resulting from changes in interest rates. The gains and losses related to changes in the fair value of interest rate swaps substantially offset changes in the fair value of the hedged portion of the underlying debt that are attributable to changes in market interest rates.

The effective interest rates for our senior notes include the interest payable, the amortization of debt issuance costs and the amortization of any original issue discount on these senior notes. Interest on these senior notes is payable either quarterly or semiannually. Interest expense associated with our senior notes, including amortization of debt issuance costs, during the three months ended September 30, 2015 and 2014 was approximately $46 million and $32 million, respectively. At September 30, 2015, the estimated fair value of these senior notes was approximately $7.1 billion.

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

Commercial Paper

We have an up to $2 billion commercial paper program pursuant to which we may issue commercial paper notes with maturities of up to 397 days from the date of issue in an aggregate principal amount at maturity of up to $2 billion outstanding at any time. As of September 30, 2015, there were no commercial paper notes outstanding.

Credit Agreement

As of September 30, 2015, no borrowings or letters of credit were outstanding under our $3 billion credit agreement. However, as described above, we have an up to $2 billion commercial paper program and therefore maintain $2 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due. As a result, at September 30, 2015, $1 billion of borrowing capacity was available for other purposes permitted by the credit agreement. The credit agreement includes customary representations, warranties, affirmative and negative covenants, including a financial covenant, events of default and indemnification provisions in favor of the banks. The negative covenants include restrictions regarding the incurrence of liens, subject to certain exceptions. The financial covenant requires us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio.

We were in compliance with all covenants in our outstanding debt instruments for the three-month period ended September 30, 2015.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10 — Commitments and Contingencies

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

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable were not material for the nine months ended September 30, 2015. Except as otherwise noted for the proceedings described in this Note 10, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to significant uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material.

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

Regulatory Proceedings

In May 2014, we publicly announced that criminals were able to penetrate our network and steal certain data, including user names, encrypted user passwords and other non-financial user data. Upon making this announcement, we required all buyers and sellers on our platform to reset their passwords in order to login to their account. In addition to making this public announcement, we proactively approached a number of regulatory and governmental bodies, including those with the most direct supervisory authority over our data privacy and data security programs, to specifically inform them of the incident and our actions to protect our customers in response. Certain of those regulatory agencies have requested us to provide further, more detailed information regarding the incident, and we believe that we have fully cooperated in all of those requests. To date, we have not been informed by any regulatory authority of an intention to bring any enforcement action arising from this incident; however, in the future we may be subject to fines or other regulatory action.  In addition, in July 2014, a putative class action lawsuit was filed against us for alleged violations and harm resulting from the incident. The lawsuit was recently dismissed with leave to amend.

General Matters

Other third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We are subject to patent disputes, and expect that we will increasingly be subject to additional patent infringement claims involving various aspects of our business as our products and services continue to expand in scope and complexity. Such claims may be brought directly or indirectly against our companies and/or against our customers (who

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

may be entitled to contractual indemnification under their contracts with us), and we are subject to increased exposure to such claims as a result of our recent acquisitions, particularly in cases where we are entering into new lines of business or acquiring new technologies in connection with such acquisitions. We have in the past been forced to litigate such claims. We may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act, the Lanham Act and the Communications Decency Act are interpreted by the courts, and as we expand the scope of our business (both in terms of the range of products and services that we offer and our geographical operations) and become subject to laws in jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves are either unclear or less favorable. We believe that additional lawsuits alleging that we have violated patent, copyright or trademark laws will be filed against us. Intellectual property claims, whether meritorious or not, are typically time consuming and costly to defend and resolve, could require expensive changes in our methods of doing business or could require us to enter into costly royalty or licensing agreements on unfavorable terms.
From time to time, we are involved in other disputes or regulatory inquiries that arise in the ordinary course of business, including suits by our users (individually or as class actions) alleging, among other things, improper disclosure of our prices, rules or policies, that our practices, prices, rules, policies or customer/user agreements violate applicable law or that we have acted unfairly and/or not acted in conformity with such prices, rules, policies or agreements. Further, the number and significance of these disputes and inquiries are increasing as we have grown larger, our businesses have expanded in scope (both in terms of the range of products and services that we offer and our geographical operations) and our products and services have increased in complexity. Any claims or regulatory actions against us, whether meritorious or not, could be time consuming, result in costly litigation, damage awards (including statutory damages for certain causes of action in certain jurisdictions), injunctive relief or increased costs of doing business through adverse judgment or settlement, require us to change our business practices in expensive ways, require significant amounts of management time, result in the diversion of significant operational resources or otherwise harm our business.

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

Off-Balance Sheet Arrangements

As of September 30, 2015, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

We have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allow us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under the arrangement. As of September 30, 2015, we had a total of $2.9 billion in cash withdrawals offsetting our $2.9 billion in Aggregate Cash Deposits held within the financial institution under the cash pooling arrangements.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11 — Stock Repurchase Programs

In January 2014, our Board authorized a stock repurchase program that provided for the repurchase of up to an additional $5 billion of our common stock, with no expiration from the date of authorization. In January 2015, our Board authorized an additional $2 billion stock repurchase program, with no expiration from the date of authorization. In July 2015, our Board authorized an additional $1 billion stock repurchase program, with no expiration from the date of authorization. The stock repurchase programs are intended to offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, to make opportunistic repurchases of our common stock to reduce our outstanding share count. Any share repurchases under our stock repurchase programs may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives.

Our stock repurchase programs may be limited or terminated at any time without prior notice. The timing and actual number of shares repurchased will depend on a variety of factors, including corporate and regulatory requirements, price and other market conditions and management's determination as to the appropriate use of our cash.

The stock repurchase activity under our stock repurchase programs during the nine months ended September 30, 2015 is summarized as follows:

	Shares Repurchased	Average Price per Share (1)	Value of Shares Repurchased	Remaining Amount Authorized
	(In millions, except per share amounts)
Balance as of January 1, 2015				$985
Authorization of additional plan in January 2015				2,000
Repurchase of shares of common stock prior to the Distribution	18	$56.95	1,000	(1,000)
Authorization of additional plan in July 2015				1,000
Repurchase of shares of common stock subsequent to the Distribution	21	$27.36	599	(599)
Balance as of September 30, 2015				$2,386

(1) Stock repurchase activity excludes broker commissions.

In 2015, we repurchased 39 million shares of common stock totaling $1,599 million. These amounts differ from the stock repurchase balances in the condensed consolidated statements of cash flows due to unsettled stock repurchases at September 30, 2015.

As of September 30, 2015, a total of approximately $2.4 billion remained available for future repurchases of our common stock under our January 2015 and July 2015 stock repurchase programs. These repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. No repurchased shares of common stock have been retired.

Note 12 — Stock-Based Plans

In connection with the Distribution, restricted and deferred stock awards and employee stock option awards were modified and converted into new equity awards using conversion ratios designed to preserve the value of these awards to the holders immediately prior to the Distribution. On July 17, 2015, employees holding stock options, restricted stock awards or units, deferred stock awards, and Employee Stock Purchase Plan (ESPP) awards denominated in pre-Distribution eBay stock received a number of otherwise-similar awards in post-Distribution eBay stock and/or PayPal stock based on the conversion ratios outlined for each group of employees in the Employee Matters Agreement. Adjustments to our outstanding stock based compensation awards, including ESPP awards, resulted in additional compensation expense of approximately $68 million to be recognized over the remaining vesting life of the underlying awards.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Activity

The following table summarizes stock option activity for the nine months ended September 30, 2015:

Options
(In millions)
Outstanding as of January 1, 2015	10
Granted and assumed	2
Exercised	(5)
Forfeited/expired/canceled	(1)
Adjustment due to the Distribution	2
Outstanding as of September 30, 2015	8

The weighted average exercise price of stock options granted during the period was $48.99 per share and the related weighted average grant date fair value was $13.58 per share.

Restricted Stock Unit Activity

The following table summarizes restricted stock unit ("RSU") activity for the nine months ended September 30, 2015:

Units
(In millions)
Outstanding as of January 1, 2015	36
Awarded and assumed	18
Vested	(12)
Forfeited	(7)
Adjustment due to the Distribution	10
Outstanding as of September 30, 2015	45

The weighted average grant date fair value for RSUs awarded during the period was $56.35 per share.

 Stock-Based Compensation Expense

The impact on our results of operations of recording stock-based compensation expense for the three and nine months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Cost of net revenues	$10	$8	$28	$23
Sales and marketing	28	24	75	71
Product development	29	30	83	90
General and administrative	26	24	115	67
Total stock-based compensation expense	$93	$86	$301	$251
Capitalized in product development	$3	$3	$9	$9

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Valuation Assumptions

We calculated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Risk-free interest rate	1.47%	1.27%	1.39%	1.19%
Expected life (in years)	4.4	3.9	4.1	4.1
Dividend yield	—%	—%	—%	—%
Expected volatility	26%	27%	27%	29%

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

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision has yet to be issued by the Tax Court. At this time, the U.S. Department of the Treasury has not withdrawn the requirement to include stock-based compensation from its regulations. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits or obligations, and the risk of the Tax Court’s decision being overturned upon appeal, we have not recorded any benefit or expense as of September 30, 2015. We will continue to monitor ongoing developments and potential impacts to our consolidated financial statements.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14 — Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended September 30, 2015:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains on Investments	Foreign Currency Translation	Estimated tax (expense) benefit	Total
	(In millions)
Beginning balance	$105	$1,151	$90	$(404)	$942
Other comprehensive income (loss) before reclassifications	21	(439)	(182)	156	(444)
Amount of gain (loss) reclassified from accumulated other comprehensive income	40	3	—	—	43
Net current period other comprehensive income	(19)	(442)	(182)	156	(487)
Distribution of PayPal	(67)	3	52	—	(12)
Ending balance	$19	$712	$(40)	$(248)	$443

The following table summarizes the changes in accumulated balances of other comprehensive income for the nine months ended September 30, 2015:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains on Investments	Foreign Currency Translation	Estimated tax (expense) benefit	Total
	(In millions)
Beginning balance	$168	$1,029	$334	$(360)	$1,171
Other comprehensive income (loss) before reclassifications	102	(319)	(426)	112	(531)
Amount of gain (loss) reclassified from accumulated other comprehensive income	184	1	—	—	185
Net current period other comprehensive income	(82)	(320)	(426)	112	(716)
Distribution of PayPal	(67)	3	52	—	(12)
Ending balance	$19	$712	$(40)	$(248)	$443

The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended September 30, 2014:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains on Investments	Foreign Currency Translation	Estimated tax (expense) benefit	Total
	(In millions)
Beginning balance	$(69)	$840	$748	$(288)	$1,231
Other comprehensive income (loss) before reclassifications	158	88	(214)	(35)	(3)
Amount of gain (loss) reclassified from accumulated other comprehensive income	(16)	21	—	—	5
Net current period other comprehensive income	174	67	(214)	(35)	(8)
Ending balance	$105	$907	$534	$(323)	$1,223

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the changes in accumulated balances of other comprehensive income for the nine months ended September 30, 2014:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains on Investments	Foreign Currency Translation	Estimated tax (expense) benefit	Total
	(In millions)
Beginning balance	$(106)	$921	$657	$(316)	$1,156
Other comprehensive income (loss) before reclassifications	147	21	(123)	(7)	38
Amount of gain (loss) reclassified from accumulated other comprehensive income	(64)	35	—	—	(29)
Net current period other comprehensive income	211	(14)	(123)	(7)	67
Ending balance	$105	$907	$534	$(323)	$1,223

The following table provides details about reclassifications out of accumulated other comprehensive income for the three and nine months ended September 30, 2015 and 2014:

Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Statement of Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income
		Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
		(In millions)
Gains (losses) on cash flow hedges - foreign exchange contracts	Net Revenues	$—	$—	$—	$—
	Cost of net revenues	7	—	18	(2)
	Sales and marketing	2	—	4	—
	Product development	9	—	25	(4)
	General and administrative	1	—	4	(2)
	Total, from continuing operations before income taxes	19	—	51	(8)
	Provision for income taxes	—	—	—	—
	Total, from continuing operations net of income taxes	19	—	51	(8)
	Total, from discontinued operations net of income taxes	21	(16)	133	(56)
	Total, net of income taxes	40	(16)	184	(64)

Unrealized gains (losses) on investments	Interest and other, net	3	21	1	35
	Total, before income taxes	3	21	1	35
	Provision for income taxes	—	—	—	—
	Total, net of income taxes	3	21	1	35

Total reclassifications for the period	Total, net of income taxes	$43	$5	$185	$(29)

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15 — Restructuring

In January 2015, at a regular meeting of our Board, our Board approved a plan to implement a strategic reduction of our existing global workforce. As a result, we reduced our workforce globally. The reduction was completed in the first half of 2015. The restructuring costs are aggregated in general and administrative expenses in the condensed consolidated statement of income.

No restructuring costs were recognized during the three months ended September 30, 2015 and 2014. $62 million restructuring costs were recognized during the nine months ended September 30, 2015 and no costs were recognized in the nine months ended September 30, 2014.

The following table summarizes the restructuring reserve activity during the nine months ended September 30, 2015:

Employee Severance and Benefits
(In millions)
Accrued liability as of January 1, 2015	$—
Charges (benefit)	62
Payments	(59)
Accrued liability as of September 30, 2015	$3

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

eBay Inc. is a global commerce leader, including eBay, Stubhub and eBay Classifieds platforms.

On July 17, 2015, we completed the distribution of 100% of the outstanding common stock of PayPal Holdings, Inc. ("PayPal") to our stockholders ("Distribution"), pursuant to which PayPal became an independent company. Beginning in the third quarter of 2015, PayPal's financial results for periods prior to the Distribution have been reflected in our condensed consolidated statement of income, retrospectively, as discontinued operations. Additionally, the related assets and liabilities associated with the discontinued operations in the prior year are classified as discontinued operations in our condensed consolidated balance sheet. Pursuant to the terms of the separation and distribution agreement entered into between us and PayPal on June 26, 2015, upon Distribution, assets related to the PayPal business were transferred to, and liabilities related to the PayPal business were retained or assumed by, PayPal.

During the second quarter of 2015, our Board of Directors (“Board”) approved a plan to sell the businesses underlying our Enterprise segment ("Enterprise"). As a result, the Enterprise financial results were reflected in our condensed consolidated statement of income, retrospectively, as discontinued operations beginning in the second quarter of 2015. Additionally, the related assets and liabilities associated with the discontinued operations are classified as held for sale in our condensed consolidated balance sheet. On July 16, 2015, we signed a definitive agreement to sell Enterprise and, subject to customary closing conditions, we expect to close this transaction in the fourth quarter of 2015.

In January 2015, at a regular meeting of our Board, our Board approved a plan to implement a strategic reduction of our existing global workforce. The reduction was completed in the first half of 2015 and is expected to generate annual savings of more than $150 million, primarily impacting sales and marketing and product development expenses. The savings in these line items are expected to be offset by additional expenses as we reinvest back into these areas of the business to drive additional growth.

We have incurred significant costs in connection with the Distribution and pending sale of Enterprise. These costs relate primarily to third-party advisory and consulting services, retention payments to certain employees, incremental stock-based compensation and other costs directly related to the Distribution and the pending sale of Enterprise. Costs related to employees for retention or stock-based compensation are classified on a basis consistent with their regular compensation charges and included within cost of net revenues, sales and marketing, product development or general and administrative in our condensed consolidated statement of income as applicable. Costs other than those paid to employees are included within general and administrative in our condensed consolidated statement of income. The majority of these costs are reflected in our condensed consolidated statement of income as discontinued operations for all periods presented.

Impact of Foreign Currency Exchange Rates

Our commerce platforms operate globally, resulting in certain revenues that are denominated in foreign currencies, primarily the Euro, British pound, Korean won and Australian dollar, subjecting us to foreign currency risk which may adversely impact our financial results. We calculate the year-over-year impact of foreign currency movements using prior period foreign currency rates applied to current year transactional currency amounts. The foreign exchange (FX) neutral, or constant currency, net revenue amount is a non-GAAP financial measure and is not in accordance with, or an alternative to, measures prepared in accordance with generally accepted accounting principles ("GAAP"). The information in this section should be read in connection with the information in "Non-GAAP Measure of Financial Performance."

Because we generated a majority of our net revenues internationally, including the three months ended September 30, 2015 and 2014, we are subject to the risks of doing business in foreign countries as discussed under "Part II - Item 1A - Risk Factors."

The following table sets forth a reconciliation of FX-Neutral GMV (as defined below) and FX-Neutral net revenues to our reported GMV and net revenues for the periods presented:

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	As Reported	Exchange Rate Effect(1)	FX-Neutral(2)	As Reported	As Reported Percent Change	FX-Neutral Percent Change
	(In millions)
GMV (3)	$19,601	$(1,539)	$21,140	$20,034	(2)%	6%
Net revenues	$2,099	$(159)	$2,258	$2,150	(2)%	5%

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	As Reported	Exchange Rate Effect(1)	FX-Neutral(2)	As Reported	As Reported Percent Change	FX-Neutral Percent Change
	(In millions)
GMV (3)	$59,813	$(4,460)	$64,273	$60,959	(2)%	5%
Net revenues	$6,270	$(481)	$6,751	$6,467	(3)%	4%

(1)	Year-over-year impact of foreign currency movements using prior period foreign currency rates applied to current year transactional currency amounts.

(2)
For GMV, the amount that would have occurred had foreign currency exchange rates in the reported period been the same as those in effect in the same period in the prior year. For net revenues, the non-GAAP financial measure that would have occurred had foreign currency exchange rates in the reported period been the same as those in effect in the same period in the prior year.

(3)
We define Gross Merchandise Volume or GMV as the total value of all successfully closed transactions between users on our platforms (excluding eBay's classifieds websites, brands4friends and Shopping.com) during the applicable period regardless of whether the buyer and seller actually consummated the transaction; excludes vehicles and real estate gross merchandise volume. We believe that GMV provides a useful measure of the overall volume of closed transactions that flow through our platforms in a given period, notwithstanding the inclusion in GMV of closed transactions that are not ultimately consummated.

The effect of foreign currency exchange rate movements during the three and nine months ended September 30, 2015 was due to the strengthening of the U.S. dollar against other currencies, primarily the Euro, the British pound, and the Korean won.

Results of Operations

Summary of Net Revenues

We generate two types of net revenues: net transaction revenues and marketing services and other revenues. Our net transaction revenues are derived principally from listing fees, final value fees (which are fees payable on transactions closed on our platforms), and other service fees. Our marketing services and other revenues are derived principally from the sale of advertisements, revenue sharing arrangements, classifieds fees, marketing service fees and lead referral fees.

The following table sets forth the breakdown of net revenues by type and geography for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Net Revenues by Type:
Net transaction revenues	$1,659	$1,703	$5,012	$5,144
Marketing services and other revenues	440	447	1,258	1,323
Total net revenues	$2,099	$2,150	$6,270	$6,467
Net Revenues by Geography:
U.S.	$901	$871	$2,634	$2,572
International	1,198	1,279	3,636	3,895
Total net revenues	$2,099	$2,150	$6,270	$6,467

Revenues are attributed to U.S. and international geographies based primarily upon the country in which the seller, website that displays advertising, other service provider, or customer, as the case may be, is located.

The following table sets forth, for the periods presented, certain key operating metrics that we believe are significant factors affecting our net revenues:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2015	2014	Change	2015	2014	Change
	(In millions, except percentage changes)
Supplemental Operating Data: (1)
GMV	$19,601	$20,034	(2)%	$59,813	$60,959	(2)%
Transaction Take Rate (2)	8.46%	8.50%	(0.04)%	8.38%	8.44%	(0.06)%

(1)	eBay's classifieds websites, brands4friends and Shopping.com are not included in these metrics.

(2)	Total net transaction revenues divided by Gross Merchandise Volume.

Seasonality

The following table sets forth, for the periods presented, our total net revenues and the sequential quarterly changes in these net revenues:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In millions, except percentage changes)
2014
Net revenues	$2,149	$2,168	$2,150	$2,323
Percent change from prior quarter	(6)%	1%	(1)%	8%
2015
Net revenues	$2,061	$2,110	$2,099	—
Percent change from prior quarter	(11)%	2%	(1)%	—%

We expect transaction activity patterns on our platforms to mirror general consumer buying patterns. We expect that these trends will continue.

Net Transaction Revenues

Net transaction revenues decreased $44 million, or 3%, while GMV decreased 2% during the three months ended September 30, 2015 compared to the same period in the prior year. The decrease in net transaction revenues and GMV was driven primarily by a negative impact from foreign currency movements relative to the U.S. dollar. Excluding the impact of foreign currency movements, FX-Neutral GMV and FX-Neutral net revenue (which primarily consists of net transaction revenue) increased 6% and 5%, respectively, during the three months ended September 30, 2015 compared to the same period in the prior year. The FX-Neutral GMV increase of 6% was driven primarily by an increase internationally and to a lesser extent, the U.S. The transaction take rate was lower during the three months ended September 30, 2015 compared to the same period in the prior year due to a shift in geographical and vertical mix, as well as an increase in our buyer and seller incentives, which are accounted for as a reduction of revenue.

Net transaction revenues decreased $132 million, or 3%, while GMV decreased 2% during the nine months ended September 30, 2015 compared to the same period in the prior year. The decrease in net transaction revenues and GMV was driven primarily by a negative impact from foreign currency movements relative to the U.S. dollar. Excluding the impact of foreign currency movements, FX-Neutral GMV and FX-Neutral net revenue (which primarily consists of net transaction revenue) increased 5% and 4%, respectively, during the nine months ended September 30, 2015 compared to the same period in the prior year. The FX-Neutral GMV increase of 5% was driven primarily by an increase internationally and to a lesser extent, the U.S. The transaction take rate was lower during the nine months ended September 30, 2015 compared to the same period in the prior year due to a shift in geographical and vertical mix, as well as an increase in our buyer and seller incentives, which are accounted for as a reduction of revenue.

Net transaction revenues earned internationally totaled $904 million and $2.8 billion during the three and nine months ended September 30, 2015, respectively, representing 54% and 56% of total net transaction revenues during both those respective periods. Net transaction revenues earned internationally totaled $963 million and $3.0 billion during the three and nine months ended September 30, 2014, respectively, representing 57% and 58% of total net transaction revenues during those respective periods. Net transaction revenues earned internationally as a percentage of total net transaction revenue decreased during the three and nine months ended September 30, 2015 compared to the same period in the prior year, primarily due to a negative impact from foreign currency movements relative to the U.S. dollar.

Marketing Services and Other Revenues

Marketing services and other revenues decreased $7 million, or 2%, during the three months ended September 30, 2015 compared to the same period of the prior year. The decrease was driven primarily by a negative impact from foreign currency movements relative to the U.S. dollar. Excluding the impact of foreign currency movements, marketing services and other revenues increased by a greater percentage than the FX-Neutral net revenue increase of 5% during the three months ended September 30, 2015 compared to the same period in the prior year, due primarily to a higher portion of foreign currency denominated revenues than net transaction revenues. The increase was driven primarily by increased revenue in local currencies from our classifieds platforms and fees earned for referral services. The increase in fees earned for referral services consist primarily of fees for customers acquired and incentives for the usage of PayPal products on certain eBay platforms which were not included in marketing services and other revenues prior to the Distribution.

Marketing services and other revenues decreased $65 million, or 5%, during the nine months ended September 30, 2015 compared to the same period of the prior year. The decrease was driven primarily by a negative impact from foreign currency movements relative to the U.S. dollar. Excluding the impact of foreign currency movements, marketing services and other revenues increased by a greater percentage than the FX-Neutral net revenue increase of 4% during the nine months ended September 30, 2015 compared to the same period in the prior year, due primarily to a higher portion of foreign currency denominated revenues than net transaction revenues. The increase was driven primarily by increased revenue in local currencies from our classifieds platforms and fees earned for referral services. The increase in fees earned for referral services consist primarily of fees for customers acquired and incentives for the usage of PayPal products on certain eBay platforms which were not included in marketing services and other revenues prior to the Distribution.

Summary of Cost of Net Revenues

The following table summarizes changes in cost of net revenues for the periods presented:

	Three Months Ended September 30,		Change from 2014 to 2015		Nine Months Ended September 30,		Change from 2014 to 2015
	2015	2014	in Dollars	in %	2015	2014	in Dollars	in %
	(In millions, except percentages)
Cost of net revenues	$433	$413	$20	5%	$1,278	$1,221	$57	5%
As a percentage of net revenues	20.6%	19.2%			20.4%	18.9%

Cost of net revenues consists primarily of costs associated with customer support, site operations, and payment processing. Significant components of these costs include employee compensation, contractor costs, facilities costs, depreciation of equipment and amortization expense, bank transaction fees, and credit card interchange and assessment fees.

For the three months ended September 30, 2015, foreign currency movements relative to the U.S. dollar positively impacted cost of net revenues by $22 million (inclusive of a positive impact of approximately $7 million from hedging activities). For the nine months ended September 30, 2015, foreign currency movements relative to the U.S. dollar positively impacted cost of net revenues by $62 million (inclusive of a positive impact of approximately $18 million from hedging activities).

Cost of net revenues increased $20 million, or 5%, during the three months ended September 30, 2015, compared to the same period of the prior year. The increase was due primarily to continued investment in our site operations and data centers and an increase in transaction fees for payment services offset by a favorable impact due to foreign currency movements relative to the U.S. dollar. The increase in transaction fees for payment services consists primarily of the impact of transaction fees for payment services provided by PayPal which were not included in cost of net revenues prior to the Distribution. Cost of net revenues as a percentage of net revenues was 20.6% and 19.2% respectively, for the three months ended September 30, 2015 and 2014.

Cost of net revenues increased $57 million, or 5%, during the nine months ended September 30, 2015, compared to the same period of the prior year. The increase was due primarily to continued investment in our site operations and data centers and an increase in transaction fees for payment services offset by a favorable impact due to foreign currency movements relative to the U.S. dollar. The increase in transaction fees for payment services consists primarily of the impact of transaction fees for payment services provided by PayPal which were not included in cost of net revenues prior to the Distribution. Cost of net revenues as a percentage of net revenues was 20.4% and 18.9%, respectively, for the nine months ended September 30, 2015 and 2014.

Summary of Operating Expenses, Non-Operating Items and Provision for Income Taxes

The following table summarizes changes in operating expenses, non-operating items and provision for income taxes for the periods presented:

	Three Months Ended September 30,		Change from 2014 to 2015		Nine Months Ended September 30,		Change from 2014 to 2015
	2015	2014	in Dollars	in %	2015	2014	in Dollars	in %
	(In millions, except percentage changes)
Sales and marketing	$565	$624	$(59)	(9)%	$1,672	$1,815	$(143)	(8)%
Product development	241	246	(5)	(2)%	694	747	(53)	(7)%
General and administrative	207	203	4	2%	862	678	184	27%
Provision for transaction losses	65	58	7	12%	199	196	3	2%
Amortization of acquired intangible assets	10	10	—	—%	30	65	(35)	(54)%
Interest and other, net	87	17	70	412%	221	32	189	591%
Provision for income taxes	(120)	(104)	(16)	15%	(332)	(3,371)	3,039	(90)%

The following table summarizes operating expenses, non-operating items and provision for income taxes as a percentage of net revenues for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Sales and marketing	27%	29%	27%	28%
Product development	11%	11%	11%	12%
General and administrative	10%	9%	14%	10%
Provision for transaction losses	3%	3%	3%	3%
Amortization of acquired intangible assets	—%	—%	—%	1%
Interest and other, net	4%	1%	4%	—%
Provision for income taxes	6%	5%	5%	52%

For the three months ended September 30, 2015, foreign currency movements relative to the U.S. dollar positively impacted operating expenses by $53 million (inclusive of a positive impact of approximately $12 million from hedging activities). For the nine months ended September 30, 2015, foreign currency movements relative to the U.S. dollar positively impacted operating expenses by $156 million (inclusive of a positive impact of approximately $33 million from hedging activities).

Sales and Marketing

Sales and marketing expenses consist primarily of advertising costs and marketing programs (both online and offline), employee compensation, contractor costs, facilities costs and depreciation on equipment. Online marketing expenses represent traffic acquisition costs in various channels such as paid search, affiliates marketing and display advertising. Offline advertising includes primarily brand campaigns and buyer/seller communications.

Sales and marketing expenses decreased $59 million, or 9%, during the three months ended September 30, 2015 compared to the same period of the prior year. The decrease in sales and marketing expense was due primarily to the impact from foreign currency movements relative to the U.S. dollar, a decrease in marketing program costs due in part to a shift in certain buyer and seller incentives (for which associated expenses are recorded as a reduction in revenue instead of sales and marketing expense) and employee-related savings from our global workforce reduction. Sales and marketing expense as a percentage of net revenues was 27% and 29%, respectively, for the three months ended September 30, 2015 and 2014.

Sales and marketing expenses decreased $143 million, or 8%, during the nine months ended September 30, 2015 compared to the same period of the prior year. The decrease in sales and marketing expense was due primarily to the impact from foreign currency movements relative to the U.S. dollar, a decrease in marketing program costs due in part to a shift in certain buyer and seller incentives (for which associated expenses are recorded as a reduction in revenue instead of sales and marketing expense) and employee-related savings from our global workforce reduction. Sales and marketing expense as a percentage of net revenues was 27% and 28%, respectively, for the nine months ended September 30, 2015 and 2014.

Product Development

Product development expenses consist primarily of employee compensation, contractor costs, facilities costs and depreciation on equipment. Product development expenses are net of required capitalization of major platforms and other product development efforts, including the development of our platform architecture, migration of certain platforms, and seller tools. Our top technology priorities include structured data, multi-screen capabilities, improved seller tools and buyer experiences.

Capitalized internal use and website development costs were $7 million and $32 million in the three and nine months ended September 30, 2015 compared to $11 million and $27 million in the three and nine months ended September 30, 2014 and are primarily reflected as a cost of net revenues when amortized in future periods.

Product development expenses decreased $5 million, or 2%, during the three months ended September 30, 2015 compared to the same period of the prior year due primarily to the impact from foreign currency movements and hedging relative to the U.S. dollar. Product development expenses as a percentage of net revenues were 11% for both the three months ended September 30, 2015 and 2014.

Product development expenses decreased $53 million, or 7%, during the nine months ended September 30, 2015 compared to the same period of the prior year due primarily to the impact from foreign currency movements and hedging relative to the U.S. dollar. Product development expenses as a percentage of net revenues were 11% and 12% for the nine months ended September 30, 2015 and 2014, respectively.

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

General and administrative expenses increased $4 million, or 2%, during the three months ended September 30, 2015 compared to the same period of the prior year. General and administrative expenses as a percentage of net revenues were 10% and 9% for the three months ended September 30, 2015 and 2014, respectively.

General and administrative expenses increased $184 million, or 27%, during the nine months ended September 30, 2015 compared to the same period of the prior year. The increase was due primarily to restructuring costs related to our global workforce reduction, costs related to the Distribution (as discussed in Overview above) and expenses related to craigslist, Inc. litigation proceedings. General and administrative expenses as a percentage of net revenues were 14% and 10% for the nine months ended September 30, 2015 and 2014, respectively.

Provision for Transaction Losses

Provision for transaction losses consists primarily of transaction loss expense associated with our customer protection programs, fraud and chargebacks; and bad debt expense associated with our accounts receivable balance. We expect our provision for transaction losses to fluctuate depending on many factors, including changes to our customer protection programs and the impact of regulatory changes.

Provision for transaction losses increased $7 million and $3 million, or 12% and 2%, during the three and nine months ended September 30, 2015, respectively, compared to the same periods of the prior year due to higher customer protection program costs, partially offset by a decrease in bad debt expense. Provision for transaction losses as a percentage of net revenues was 3% for both the three months ended September 30, 2015 and 2014, and 3% for both the nine months ended September 30, 2015 and 2014.

Amortization of Acquired Intangible Assets
From time to time we have purchased, and we expect to continue to purchase, assets and businesses. These purchase transactions generally result in the creation of acquired intangible assets with finite lives and lead to a corresponding increase in our amortization expense in periods subsequent to acquisition. We amortize intangible assets over the period of estimated benefit, using the straight-line method and estimated useful lives ranging from one to six years. Amortization of acquired intangible assets is also impacted by our sales of assets and businesses and timing of acquired intangible assets becoming fully amortized. See "Note 4 - Goodwill and Intangible Assets" to our condensed consolidated financial statements included in this report.

Amortization of acquired intangible assets was flat during the three months ended September 30, 2015 compared to the same period of the prior year. Amortization of acquired intangible asset decreased by $35 million, or 54%, during the nine months ended September 30, 2015 compared to the same period of the prior year. The decrease was due to certain intangible assets becoming fully amortized during 2014.

Interest and Other, Net

Interest and other, net consists primarily of interest earned on cash, cash equivalents and investments, as well as foreign exchange transaction gains and losses, our portion of operating results from investments accounted for under the equity method of accounting, investment gain/loss on acquisitions or disposals and interest expense, consisting of interest charges on any amounts borrowed and commitment fees on unborrowed amounts under our credit agreement and interest expense on our outstanding debt securities and commercial paper, if any.

Interest and other, net increased $70 million during the three months ended September 30, 2015 compared to the same period of the prior year. The increase in interest and other, net was due primarily to a gain on sale of investments partially offset by a decrease in interest income due to a lower overall cash, short-term investments and long-term investments balances after the Distribution.

Interest and other, net increased $189 million during the nine months ended September 30, 2015 compared to the same period of the prior year. The increase in interest and other, net was due primarily to a gain on sale of investments partially offset by an increase in interest expense due to the issuance of debt securities in July 2014 and a decrease in interest income due to a lower overall cash, short-term investments and long-term investments balances after the Distribution.

Provision for Income Taxes

Our effective tax rate was 18% for the three months ended September 30, 2015 compared to 17% for the same period in the prior year. The increase in our effective tax rate for the three months ended September 30, 2015 compared to the same period of the prior year was primarily related to a shift in the geographic mix of our revenues and costs and a gain on sale of investments.

Our effective tax rate was 19% for the nine months ended September 30, 2015 compared to 190% for the same period in the prior year. The decrease in our effective tax rate for the nine months ended September 30, 2015 compared to the same period in the prior year was due primarily to a first quarter 2014 accrual of approximately $3.0 billion of U.S. income and applicable foreign withholding taxes on $9.0 billion of undistributed foreign earnings of certain of our foreign subsidiaries for 2013 and prior years.

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

Discontinued Operations

On July 17, 2015, we completed the Distribution, pursuant to which PayPal became an independent company. Beginning in the third quarter of 2015, PayPal's historical financial results for periods prior to the Distribution have been reflected in our condensed consolidated statement of income, retrospectively, as discontinued operations. Additionally, the related assets and liabilities associated with the discontinued operations in the prior year are classified as discontinued operations in our condensed consolidated balance sheet. Pursuant to the terms of the separation and distribution agreement entered into between us and PayPal on June 26, 2015, upon Distribution, assets related to the PayPal business were transferred to, and liabilities related to the PayPal business were retained or assumed by, PayPal. See "Note 3 - Discontinued Operations" to our condensed consolidated financial statements included in this report.

During the second quarter of 2015, our Board approved a plan to sell Enterprise. As a result, the Enterprise financial results were reflected in our condensed consolidated statement of income, retrospectively, as discontinued operations beginning in the second quarter of 2015. Additionally, the related assets and liabilities associated with the discontinued operations are classified as held for sale in our condensed consolidated balance sheet. On July 16, 2015, we signed a definitive agreement to sell Enterprise and, subject to customary closing conditions, we expect to close this transaction in the fourth quarter of 2015. See "Note 3 - Discontinued Operations" to our condensed consolidated financial statements included in this report.

Non-GAAP Measure of Financial Performance

To supplement our condensed consolidated financial statements presented in accordance with generally accepted accounting principles, or GAAP, we use FX-Neutral net revenue as a non-GAAP measure. FX-Neutral net revenue excludes the impact of foreign currency exchange rates.

This non-GAAP measure is not in accordance with, or an alternative to, measures prepared in accordance with GAAP and may be different from non-GAAP measures used by other companies. In addition, this non-GAAP measure is not based on any comprehensive set of accounting rules or principles. Non-GAAP measures have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP. This measure should only be used to evaluate our results of operations in conjunction with the corresponding GAAP measure.

Reconciliation to the nearest GAAP measure of this non-GAAP measure included can be found in the table included above. This non-GAAP measure is provided to enhance investors' overall understanding of our current financial performance and its prospects for the future. Specifically, we believe this non-GAAP measure provides useful information to both management and investors by excluding the foreign currency exchange rate impact that may not be indicative of its core operating results and business outlook. In addition, because we have historically reported certain non-GAAP results to investors, we believe that the inclusion of this non-GAAP measure provides consistency in our financial reporting.

In addition to this corresponding GAAP measure, management uses the foregoing non-GAAP measure in reviewing our financial results.

Liquidity and Capital Resources

Cash Flows

	Nine Months Ended September 30,
	2015	2014
	(In millions)
Net cash provided by (used in):
Continuing operating activities	$1,751	$2,390
Continuing investing activities	549	(3,085)
Continuing financing activities	(1,733)	24
Effect of exchange rates on cash and cash equivalents	(286)	(38)
Net increase (decrease) in cash and cash equivalents - discontinued	(4,194)	1,005
Net increase (decrease) in cash and cash equivalents	$(3,913)	$296

Continuing Operating Activities

The net cash provided by continuing operating activities of $1.8 billion in the nine months ended September 30, 2015 was due primarily to net income of $1.2 billion with adjustments for loss from discontinued operations of $176 million, $516 million in depreciation and amortization, $199 million in provision for transaction losses, and $301 million in stock-based compensation, and a decrease of $212 million gain on sale of investments, $115 million in deferred income taxes and $362 million in changes in assets and liabilities, net of acquisition effects.

The net cash provided by continuing operating activities of $2.4 billion in the nine months ended September 30, 2014 was due primarily to net loss of $977 million with adjustments for income from discontinued operations of $617 million, $518 million in depreciation and amortization, $196 million in provision for transaction losses, $251 million in stock-based compensation, $3.0 billion in deferred income taxes and $40 million in changes in assets and liabilities, net of acquisition effects.

Continuing Investing Activities

The net cash provided by continuing investing activities of $549 million in the nine months ended September 30, 2015 was due primarily to proceeds of $5.6 billion from the maturities and sale of investments, partially offset by cash paid for purchases of investments of $4.5 billion, purchases of property and equipment of $539 million and net cash paid for acquisition of businesses of $24 million.

The net cash used in continuing investing activities of $3.1 billion in the nine months ended September 30, 2014 was due primarily to cash paid for purchases of investments of $6.8 billion, purchases of property and equipment of $422 million and net cash paid for acquisition of businesses of $55 million partially offset by proceeds of $4.2 billion from the maturities and sale of investments.

The largely offsetting effects of purchases of investments and maturities and sale of investments results from the management of our portfolio of short term and long term investments. As our immediate cash needs change, purchase and sale activity will fluctuate. In the nine months ended September 30, 2014, a portion of the proceeds from the issuance of senior notes were used to purchase investments in our short term and long term portfolios.

Continuing Financing Activities

The net cash used in continuing financing activities of $1.7 billion in the nine months ended September 30, 2015 was due primarily to cash outflows from $1.5 billion to repurchase common stock, $250 million payment of debt upon maturity and cash paid for tax withholdings in the amount of $226 million related to net share settlements of restricted stock units and awards. These cash outflows were partially offset by cash inflows of $173 million from the issuance of common stock in connection with the exercise of stock options and the effect of $72 million of excess tax benefits from stock-based compensation.

The net cash provided by continuing financing activities of $24 million in the nine months ended September 30, 2014 was due primarily to cash inflows from $3.5 billion from the issuance of senior notes, $178 million from the issuance of common stock in connection with the exercise of stock options and the effect of $56 million of excess tax benefits from stock-based compensation. These cash inflows were partially offset by cash outflows of $3.5 billion to repurchase common stock and cash paid for tax withholdings in the amount of $224 million related to net share settlements of restricted stock units and awards.

The negative effect of exchange rate movements on cash and cash equivalents during the nine months ended September 30, 2015 was due to the strengthening of the U.S. dollar against other currencies, primarily the Euro.

Stock Repurchases

In January 2014, our Board authorized a stock repurchase program that provided for the repurchase of up to an additional $5 billion of our common stock, with no expiration from the date of authorization. In January 2015, our Board authorized an additional $2 billion stock repurchase program, with no expiration from the date of authorization. In July 2015, our Board authorized an additional $1 billion stock repurchase program, with no expiration from the date of authorization. The stock repurchase programs are intended to offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, to make opportunistic repurchases of our common stock to reduce outstanding share count. Any share repurchases under our stock repurchase programs may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives.

During the nine months ended September 30, 2015, we repurchased approximately $1.6 billion of our common stock under our stock repurchase programs. These amounts differ from the stock repurchase balances in the condensed consolidated statements of cash flows due to unsettled stock repurchases at September 30, 2015. As of September 30, 2015, a total of approximately $2.4 billion remained available for future repurchases of our common stock under our January 2015 and July 2015 repurchase programs and no amount remained available under our January 2014 repurchase program.

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

Shelf Registration Statement and Long-Term Debt

At September 30, 2015, we had an effective shelf registration statement on file with the Securities and Exchange Commission that allows us to issue various types of debt securities, as well as common stock, preferred stock, warrants, depositary shares representing fractional interest in shares of preferred stock, purchase contracts and units from time to time in one or more offerings. Each issuance under the shelf registration statement will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. The registration statement does not limit the amount of securities that may be issued thereunder. Our ability to issue securities is subject to market conditions and other factors including, in the case of our debt securities, our credit ratings and compliance with the covenants in our credit agreement.

We previously issued senior notes in underwritten public offerings under prior registration statements. The senior notes that remained outstanding as of September 30, 2015 consisted of $600 million aggregate principal amount of 1.625% fixed rate notes due 2015, $450 million aggregate principal amount of floating rate notes due 2017, $1.0 billion aggregate principal amount of 1.35% fixed rate notes due 2017, $400 million aggregate principal amount of floating rate notes due 2019, $1.15 billion aggregate principal amount of 2.2% fixed rate notes due 2019, $500 million aggregate principal amount of 3.250% fixed rate notes due 2020, $1.0 billion aggregate principal amount of 2.60% fixed rate notes due 2022, $750 million aggregate principal amount of 2.875% fixed rate notes due 2021, $750 million aggregate principal amount of 3.45% fixed rate notes due 2024 and $750 million aggregate principal amount of 4.00% fixed rate notes due 2042. The net proceeds from the sale of these senior notes were used for general corporate purposes, including, among other things, the repayment of outstanding commercial paper borrowings.

During the nine months ended September 30, 2015, $250 million aggregate principal amount of 0.70% fixed rate notes due 2015 matured and was repaid during the quarter. The repayment of this debt represents a reduction in leverage, however we may seek to increase our indebtedness to provide additional flexibility to manage our capital structure.

To help achieve our interest rate risk management objectives, we previously entered into interest rate swap agreements that effectively converted $2.4 billion of the fixed rate notes to floating rate debt based on the London InterBank Offered Rate (LIBOR) plus a spread. These swaps were designated as fair value hedges against changes in the fair value of certain fixed rate senior notes resulting from changes in interest rates.

The indenture pursuant to which the senior notes were issued includes customary covenants that, among other things and subject to exceptions, limit our ability to incur, assume or guarantee debt secured by liens on specified assets or enter into sale and lease-back transactions with respect to specified properties, and also includes customary events of default.

Commercial Paper

We have a $2 billion commercial paper program pursuant to which we may issue commercial paper notes with maturities of up to 397 days from the date of issue in an aggregate principal amount at maturity of up to $2 billion at any time outstanding. As of September 30, 2015, there were no commercial paper notes outstanding. We have in the past used proceeds from the issuance of commercial paper notes for general corporate purposes, including funding share repurchases. We may elect, subject to market conditions, to issue additional commercial paper notes from time to time in the future.

Credit Agreement

As of September 30, 2015, no borrowings or letters of credit were outstanding under our $3 billion credit agreement. As described above, we have an up to $2 billion commercial paper program and maintain $2 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due. As a result, at September 30, 2015, $1 billion of borrowing capacity was available for other purposes permitted by the credit agreement. The credit agreement contains customary representations, warranties, affirmative and negative covenants, including a financial covenant, events of default and indemnification provisions in favor of the banks. The negative covenants include restrictions regarding the incurrence of liens, subject to certain exceptions. The financial covenant requires us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio.

Other Indebtedness

In addition to the debt described above, as of September 30, 2015, we had $25 million of borrowings outstanding under our overdraft facilities.

We were in compliance with all covenants in our outstanding debt instruments for the three-month period ended September 30, 2015.

Credit Ratings
Our credit ratings were downgraded as a result of the Distribution. As of January 1, 2014, our long-term debt and short-term funding were rated investment grade by Standard and Poor's Financial Services, LLC (long-term rated A, short-term rated A-1, with a stable outlook), Moody's Investor Service (long-term rated A2, short-term rated P-1, with a stable outlook), and Fitch Ratings, Inc. (long-term rated A, short-term rated F-1, with a stable outlook). All of these credit rating agencies lowered their ratings in connection with the Distribution, which occurred on July 17, 2015. As of July 20, 2015, we were rated investment grade by Standard and Poor's Financial Services, LLC (long-term rated BBB+, short-term rated A-2, with a stable outlook), Moody's Investor Service (long-term rated Baa1, short-term rated P-2, with a stable outlook), and Fitch Ratings, Inc. (long-term rated BBB, short-term rated F-2, with a stable outlook). We disclose these ratings to enhance the understanding of our sources of liquidity and the effects of our ratings on our costs of funds. Our borrowing costs depend, in part, on our credit ratings and any further actions taken by these credit rating agencies to lower our credit ratings, as described above, will likely increase our borrowing costs.

Liquidity and Capital Resource Requirements

As of September 30, 2015 and December 31, 2014, we had assets classified as cash and cash equivalents, as well as short-term and long-term non-equity investments, in an aggregate amount of $8.0 billion and $12.4 billion, respectively. As of September 30, 2015, $6.5 billion of our cash and cash equivalents, as well as short-term and long-term non-equity investments, was held by our non-U.S. subsidiaries. Of the $6.5 billion held by our non-U.S. subsidiaries, approximately $5.0 billion was available for use in the U.S. without incurring additional U.S. income taxes in excess of the amounts already accrued in our consolidated financial statements as of September 30, 2015. As of September 30, 2015, we had not repatriated any of these funds to the U.S. and, as a result, we have not yet paid U.S. tax on any portion of these funds. However, to the extent that we repatriate these funds to the U.S., we will be required to pay U.S. income and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs. The remaining amount of non-U.S. cash and cash equivalents, as well as short-term and long-term non-equity investments, have been indefinitely reinvested and, therefore, no U.S. current or deferred taxes have been accrued as this amount is necessary to support our planned ongoing investments in our foreign operations. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the U.S., and we do not expect that we will need to repatriate the funds we have designated as indefinitely reinvested outside the U.S. Under current tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the U.S., such amounts would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.

In connection with the Distribution, we reviewed our capital allocation strategy to ensure that each of PayPal and eBay would be well capitalized at Distribution. As part of this strategy, we contributed approximately $3.8 billion of cash to PayPal during the nine months ended September 30, 2015. This contribution consisted of approximately $1.8 billion of domestic sources and $2.0 billion of international sources.

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

We believe that our existing cash, cash equivalents and short-term and long-term investments, together with cash expected to be generated from operations, borrowings available under our credit agreement and commercial paper program, and our access to capital markets, will be sufficient to fund our operating activities, anticipated capital expenditures and stock repurchases for the foreseeable future.

Off-Balance Sheet Arrangements

As of September 30, 2015, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

We have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allow us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under the arrangement. As of September 30, 2015, we had a total of $2.9 billion in cash withdrawals offsetting our $2.9 billion in Aggregate Cash Deposits held within the financial institution under the cash pooling arrangements.

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

The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2014. Our market risk profile has not changed significantly during the first nine months of 2015.

Interest Rate Risk

We are exposed to interest rate risk relating to our investment portfolio and our outstanding debt. We seek to reduce earnings volatility that may result from changes in interest rates.

As of September 30, 2015, approximately 27% of our total cash and investment portfolio was held in cash and cash equivalents. As such, changes in interest rates will impact interest income. As discussed below, fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates.

As of December 31, 2013, 100% of the outstanding senior notes bore interest at fixed rates. In July 2014, we issued additional senior notes in an aggregate principal amount of $3.5 billion comprised of $850 million of floating rate notes and $2.65 billion of fixed rate notes, as described in the “Shelf Registration Statement and Long-Term Debt” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2) in this Quarterly Report. In order to reduce volatility that may result from changes in interest rates, we entered into $2.4 billion of interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with $1.15 billion of our 2.2% senior notes due July 2019, $750 million of our 2.875% senior notes due July 2021, and $500 million of our 3.450% senior notes due July 2024 so that the interest payable on those notes effectively became variable based on LIBOR plus a spread. Further changes in interest rates will impact interest expense on any borrowings under our revolving credit facility, which bear interest at floating rates, and the interest rate on any commercial paper borrowings we make and any debt securities we may issue in the future and, accordingly, will impact interest expense.

As of September 30, 2015, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate investment securities may be adversely impacted due to a rise in interest rates. In general, fixed-rate securities with longer maturities are subject to greater interest-rate risk than those with shorter maturities. While floating-rate securities generally are subject to less interest rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease and may also suffer a decline in market value if interest rates increase. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. As of September 30, 2015, the balance of our government bond and corporate debt securities portfolio was $5.5 billion, which represented approximately 62% of our total cash and investment portfolio.

Investment Risk

The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of asset types, including bank deposits, government bonds and corporate debt securities.

As of September 30, 2015, our cost and equity method investments totaled $123 million, which represented approximately 1% of our total cash and investment portfolio, and were primarily related to equity method investments in privately held companies. We review our investments for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value is other-than-temporary. Our analysis includes a review of recent operating results and trends, recent sales/acquisitions of the securities in which we have invested and other publicly available data.

Equity Price Risk

We are exposed to equity price risk on marketable equity instruments due to market volatility. As of September 30, 2015, the total fair value of our marketable equity instruments (primarily related to our equity holdings in MercadoLibre) was $740 million, which represented approximately 8% of our total cash and investment portfolio.

Foreign Currency Risk

Our commerce platforms operate globally, resulting in certain revenues and costs that are denominated in foreign currencies, primarily the Euro, British pound, Korean won and Australian dollar, subjecting us to foreign currency risk which may adversely impact our financial results. We transact business in various foreign currencies and have significant international revenues as well as costs. In addition, we charge our international subsidiaries for their use of intellectual property and technology and for certain corporate services provided by eBay. Our cash flow, results of operations and certain of our intercompany balances that are exposed to foreign exchange rate fluctuations may differ materially from expectations and we may record significant gains or losses due to foreign currency fluctuations and related hedging activities.

We have a foreign exchange exposure management program designed to identify material foreign currency exposures, manage these exposures and reduce the potential effects of currency fluctuations on our reported consolidated cash flows and results of operations through the purchase of foreign currency exchange contracts. The effectiveness of the program and the resulting usage of foreign exchange derivative contracts is at times limited by our ability to achieve cash flow hedge accounting. These foreign currency exchange contracts are accounted for as derivative instruments; for additional details related to our derivative instruments, please see “Note 8 – Derivative Instruments” to our condensed consolidated financial statements included in this report.

We use foreign exchange derivative contracts to protect our forecasted U.S. dollar-equivalent earnings from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but do not entirely eliminate, the impact of adverse currency exchange rate movements. Most of these contracts are designated as cash flow hedges for accounting purposes. For qualifying cash flow hedges, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (AOCI) and subsequently reclassified into earnings in the same period the forecasted transaction affects earnings. The ineffective portion of the unrealized gains and losses on these contracts, if any, is recorded immediately in earnings. For contracts not designated as cash flow hedges for accounting purposes, the derivative's gain or loss is recognized immediately in interest and other, net, in our condensed consolidated statement of income. However, only certain revenue and costs are eligible for cash flow hedge accounting. Subsequent to the Distribution, fewer of our currency flows meet the U.S. GAAP criteria for cash flow hedge accounting. While, economically, we face the same currency risks, our statement of income is more subject to volatility due to currency fluctuations.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 20% for all currencies could be experienced in the near term. If the U.S. dollar weakened by 20% at September 30, 2015, the amount recorded in AOCI related to our foreign exchange derivative contracts qualifying as cash flow hedges, before tax effect, would have been approximately $123 million lower. The amount recorded in interest and other, net related to our foreign exchange derivative contracts not qualifying as cash flow hedges would have been approximately $68 million lower. If the U.S. dollar strengthened by 20% at September 30, 2015, the amount recorded in AOCI related to our foreign exchange derivative contracts qualifying as cash flow hedges, before tax effect, would have been approximately $143 million higher. The amount recorded in interest and other, net related to our foreign exchange derivative contracts not qualifying as cash flow hedges would have been approximately $141 million higher.

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

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $16 million at September 30, 2015 without considering the offsetting effect of hedging. Foreign exchange forwards in place as of September 30, 2015 would have resulted in an offsetting effect of approximately $5 million, resulting in a net positive impact of approximately $11 million. These reasonably possible adverse changes in exchange rates of 20% were applied to total monetary assets and liabilities denominated in currencies other than the functional currencies of our subsidiaries at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.

European Debt Exposures

We actively monitor our exposure to the European markets, including the impact of sovereign debt issues associated with Cyprus, Greece, Ireland, Italy, Portugal and Spain. As of September 30, 2015, we did not have any direct investments in the sovereign debt of these countries or in debt securities issued by corporations or financial institutions organized in these countries. We maintain a small number of operating bank accounts with local and foreign banks in the aforementioned countries that have balances that we do not consider material.

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

Substantial and increasingly intense competition worldwide in ecommerce may harm our business.

We currently and potentially compete with a wide variety of online and offline companies providing goods and services to consumers and merchants. The Internet and mobile networks provide new, rapidly evolving and intensely competitive channels for the sale of all types of goods and services. We compete in two-sided markets, and must attract both buyers and sellers to use our platforms. Consumers who purchase or sell goods and services through us have more and more alternatives, and merchants have more channels to reach consumers. We expect competition to continue to intensify. Online and offline businesses increasingly are competing with each other and our competitors include a number of online and offline retailers with significant resources, large user communities and well-established brands. Moreover, the barriers to entry into these channels can be low, and businesses easily can launch online sites or mobile platforms and applications at nominal cost by using commercially available software or partnering with any of a number of successful ecommerce companies. As we respond to changes in the competitive environment, we may, from time to time, make pricing, service or marketing decisions or acquisitions that may be controversial with and lead to dissatisfaction among sellers, which could reduce activity on our websites and harm its profitability.

We face increased competitive pressure online and offline. In particular, the competitive norm for, and the expected level of service from, ecommerce and mobile commerce has significantly increased, due to, among other factors, improved user experience, greater ease of buying goods, lower (or no) shipping costs, faster shipping times and more favorable return policies. Also, certain platform businesses, such as Alibaba, Apple, Google and Facebook, many of whom are larger than us or have greater capitalization, have a dominant and secure position in other industries or certain significant markets, and offer other goods and services to consumers and merchants that we do not offer. If we are unable to change our products, offerings and services in ways that reflect the changing demands of ecommerce and mobile commerce marketplaces, particularly the higher growth of sales of fixed-price items and higher expected service levels (some of which depend on services provided by sellers on our platforms), or compete effectively with and adapt to changes in larger platform businesses, our business will suffer.

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

Some of our competitors control other products and services that are important to our success, including credit card interchange, Internet search, and mobile operating systems. Such competitors could manipulate pricing, availability, terms or operation of service related to their products and services in a manner that impacts our competitive offerings. For example, Google, which operates a shopping platform service, has from time to time made changes to its search algorithms that reduced the amount of search traffic directed to us from searches on Google. If we are unable to use or adapt to operational changes in such services, we may face higher costs for such services, face integration or technological barriers or lose customers, which could cause our business will suffer.

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

Our classifieds websites offer classifieds listings in the United States and a variety of local international markets. In many markets in which they operate, including in the United States, these classifieds platforms compete for customers and for advertisers against more established online and offline classifieds platforms or other competing websites.

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

The principal competitive factors for us include the following:

•	ability to attract, retain and engage buyers and sellers;

•	volume of transactions and price and selection of goods;

•	trust in the seller and the transaction;

•	customer service;

•	brand recognition;

•	community cohesion, interaction and size;

•	website, mobile platform and application ease-of-use and accessibility;

•	system reliability and security;

•	reliability of delivery and payment, including customer preference for fast delivery and free shipping and returns;

•	level of service fees; and

•	quality of search tools.

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

The separation from PayPal may not achieve some or all of the anticipated benefits and may adversely affect our business.

We may not realize some or all of the anticipated benefits from the separation and the separation may in fact adversely affect our business. As an independent, publicly traded company, we will be a smaller, less diversified company with a narrower business focus and may be more vulnerable to changing market conditions, which could materially and adversely affect our business, financial condition and results of operations. Separating the businesses may also eliminate or reduce synergies that existed prior to the separation, which could harm our business.

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

Our eBay buyer protection programs represent the means by which we compensate users who believe that they have been defrauded, have not received the item that they purchased or have received an item different from what was described. We expect to continue to receive communications from users requesting reimbursement or threatening or commencing legal action against us if no reimbursement is made. Our liability for these sort of claims is slowly beginning to be clarified in some jurisdictions and may be higher in some non-U.S. jurisdictions than it is in the United States. Litigation involving liability for any such third-party actions could be costly and time consuming for us, divert management attention, result in increased costs of doing business, lead to adverse judgments or otherwise harm our business. In addition, affected users will likely complain to regulatory agencies that could take action against us, including imposing fines or seeking injunctions.

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

We face risks with respect to fraudulent activities on our websites and periodically receive complaints from buyers and sellers who may not have received the goods that they had contracted to purchase or payment for the goods that a buyer had contracted to purchase. In some European and Asian jurisdictions, buyers may also have the right to withdraw from a sale made by a professional seller within a specified time period. While we can, in some cases, suspend the accounts of users who fail to fulfill their payment or delivery obligations to other users, we do not have the ability to require users to make payment or deliver goods, or otherwise make users whole other than through its buyer protection program, which in the United States we refer to as the eBay Money Back Guarantee. Although we have implemented measures to detect and reduce the occurrence of fraudulent activities, combat bad buyer experiences and increase buyer satisfaction, including evaluating sellers on the basis of their transaction history and restricting or suspending their activity, there can be no assurance that these measures will be effective in combating fraudulent transactions or improving overall satisfaction among sellers, buyers, and other participants. Additional measures to address fraud could negatively affect the attractiveness of our services to buyers or sellers, resulting in a reduction in the ability to attract new users or retain current users, damage to our reputation, or a diminution in the value of our brand names.

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
Our credit ratings were downgraded as a result of our separation from PayPal. As of January 1, 2014, our long-term debt and short-term funding were rated investment grade by Standard and Poor's Financial Services, LLC (long-term rated A, short-term rated A-1, with a stable outlook), Moody's Investor Service (long-term rated A2, short-term rated P-1, with a stable outlook), and Fitch Ratings, Inc. (long-term rated A, short-term rated F-1, with a stable outlook). All of these credit rating agencies lowered their ratings in connection with our separation from PayPal, which occurred on July 17, 2015. As of July 20, 2015, we were rated investment grade by Standard and Poor's Financial Services, LLC (long-term rated BBB+, short-term rated A-2, with a stable outlook), Moody's Investor Service (long-term rated Baa1, short-term rated P-2, with a stable outlook), and Fitch Ratings, Inc. (long-term rated BBB, short-term rated F-2, with a stable outlook). We disclose these ratings to enhance the understanding of our sources of liquidity and the effects of our ratings on our costs of funds. Our borrowing costs depend, in part, on our credit ratings and any further actions taken by these credit rating agencies to lower our credit ratings, as described above, will likely increase our borrowing costs.

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

Several proposals have been made at the U.S. state and local levels that would impose additional taxes on the sale of goods and services over the Internet. These proposals, if adopted, could substantially impair the growth of ecommerce and our brands, and could diminish our opportunity to derive financial benefit from our activities. While the U.S. federal government’s moratorium on state and local taxation of Internet access or multiple or discriminatory taxes on ecommerce has been extended through December 2015, this moratorium does not prohibit federal, state or local authorities from collecting taxes on our income or from collecting certain taxes that were in effect prior to the enactment of the moratorium and/or one of its extensions.

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

Our systems may experience service interruptions or degradation due to of hardware and software defects or malfunctions, computer denial-of-service and other cyberattacks, human error, earthquakes, hurricanes, floods, fires, natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses, or other events. Our systems are also subject to break-ins, sabotage and intentional acts of vandalism. Some of our systems are not fully redundant and our disaster recovery planning is not sufficient for all eventualities. In addition, as a provider of payments solutions, we are subject to increased scrutiny by regulators that may require specific business continuity and disaster recovery plans and more rigorous testing of such plans. This increased scrutiny may be costly and time consuming and may divert our resources from other business priorities.

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

Problems with or price increases by third parties who provide services to us or to our sellers could harm our business.

A number of third parties provide services to us or to our sellers. Such services include seller tools that automate and manage listings, merchant tools that manage listings and interface with inventory management software, storefronts that help our sellers list items and shipping providers that deliver goods sold on our platform, among others. Financial or regulatory issues, labor issues (e.g., strikes, lockouts, or work stoppages), or other problems that prevent these companies from providing services to us or our sellers could harm our business.

Price increases by, or service terminations, disruptions or interruptions at, companies that provide services to us and our sellers and clients could also reduce the number of listings on our websites or make it more difficult for our sellers to complete transactions or for us to timely fulfill and ship products sold on the websites operated by Enterprise clients, thereby harming our business. Some third parties who provide services to us or our sellers may have or gain market power and be able to increase their prices to us without competitive constraint. In addition, the U.S. Postal Service, which is facing ongoing fiscal challenges, has instituted postal rate increases and announced that it is considering closing thousands of local post offices and ending Saturday mail delivery. While we continue to work with global carriers to offer our sellers a variety of shipping options and to enhance their shipping experience, postal rate increases may reduce the competitiveness of certain sellers’ offerings, and postal service changes could require certain sellers to utilize alternatives which could be more expensive or inconvenient, which could in turn decrease the number of transactions on our sites, thereby harming our business.

We have outsourced certain functions to third-party providers, including some customer support and product development functions, which are critical to our operations. If our service providers do not perform satisfactorily, our operations could be disrupted, which could result in user dissatisfaction and could harm our business.

There can be no assurance that third parties who provide services directly to us or our sellers will continue to do so on acceptable terms, or at all. If any third parties were to stop providing services to us or our sellers on acceptable terms, including as a result of bankruptcy, we may be unable to procure alternatives from other third parties in a timely and efficient manner and on acceptable terms, or at all.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchase activity during the three months ended September 30, 2015 was as follows:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet be Purchased Under the Programs (a)
July 31, 2015	7,394,800	$28.40	7,394,800	$2,774,558,862
August 31, 2015	10,876,733	$27.70	10,876,733	$2,473,232,564
September 30, 2015	3,617,727	$24.19	3,617,727	$2,385,732,614
	21,889,260		21,889,260

(a)
In January 2015, our Board authorized an additional $2 billion stock repurchase program, with no expiration from the date of authorization. In July 2015, our Board authorized an additional $1 billion stock repurchase program, with no expiration from the date of authorization. The stock repurchase programs are intended to offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, to make opportunistic repurchases of our common stock to reduce our outstanding share count. Any share repurchases under our stock repurchase programs may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives.

Our stock repurchase programs may be limited or terminated at any time without prior notice. The timing and actual number of shares repurchased will depend on a variety of factors, including corporate and regulatory requirements, price and other market conditions and management's determination as to the appropriate use of our cash.

As of September 30, 2015, a total of approximately $2.4 billion remained available for future repurchases of our common stock under our January 2015 and July 2015 stock repurchase programs. For further details, please see "Part I, Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Stock Repurchases."

Item 3:	Defaults Upon Senior Securities

Not applicable.

Item 4:	Mine Safety Disclosures

Not applicable.

Item 5:	Other Information

As part of the company’s ongoing efforts to engage with its stockholders, the company intends to meet with certain stockholders during the fourth quarter of 2015 to discuss corporate governance matters, including proxy access, and its approach to executive compensation. The company intends to act on proxy access by January 2016.

Item 6:	Exhibits

The information required by this Item is set forth in the Index of Exhibits that follows the signature page of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eBay Inc.
Principal Executive Officer:

		By:	/s/ Devin N. Wenig
Devin N. Wenig
President and Chief Executive Officer
Date:	October 27, 2015
Principal Financial Officer:

		By:	/s/ Scott F. Schenkel
Scott F. Schenkel
Senior Vice President, Chief Financial Officer
Date:	October 27, 2015
Principal Accounting Officer:

		By:	/s/ Brian J. Doerger
Brian J. Doerger
Vice President, Chief Accounting Officer
Date:	October 27, 2015

INDEX TO EXHIBITS

Exhibit 10.01+	Letter dated July 17, 2015 from eBay Inc. to John Donahoe
Exhibit 10.02+	Letter dated July 17, 2015 from eBay Inc. to Robert Swan
Exhibit 10.03+	Letter dated July 17, 2015 from eBay Inc. to Michael Jacobson
Exhibit 10.04(1)	Operating Agreement by and between eBay Inc. and PayPal Holdings, Inc. dated as of July 17, 2015
Exhibit 10.05(1)	Transition Services Agreement by and between eBay Inc. and PayPal Holdings, Inc. dated as of July 17, 2015
Exhibit 10.06(1)	Tax Matters Agreement by and between eBay Inc. and PayPal Holdings, Inc. dated as of July 17, 2015
Exhibit 10.07(1)	Employee Matters Agreement by and between eBay Inc. and PayPal Holdings, Inc. dated as of July 17, 2015
Exhibit 10.08(1)
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

+Indicates a management contract or compensatory plan or arrangement.

(1) Filed as an exhibit to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2015 and incorporated herein by reference.