Form 10-K
period 2015-12-31
EBAY INC
filed 2016-02-01
CIK 1065088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  [ ]    No  [x]
As of June 30, 2015, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $67,436,299,797 based on the closing sale price as reported on The Nasdaq Global Select Market.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 27, 2016
Common Stock, $0.001 par value per share	1,178,705,177
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the definitive proxy statement for the registrant's Annual Meeting of Stockholders expected to be held on April 27, 2016.

eBay Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2015

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

ITEM 1: BUSINESS

eBay Inc. was formed as a sole proprietorship in September 1995 and was incorporated in California in May 1996. In April 1998, we reincorporated in Delaware, and in September 1998, we completed the initial public offering of our common stock. Our principal executive offices are located at 2065 Hamilton Avenue, San Jose, California 95125, and our telephone number is (408) 376-7400. Unless otherwise expressly stated or the context otherwise requires, when we refer to “we,” “our,” “us” or “eBay” in this Annual Report on Form 10-K, we mean the current Delaware corporation (eBay Inc.) and its California predecessor, as well as all of its consolidated subsidiaries. When we refer to “eBay Inc.” we mean our Marketplace, StubHub and Classifieds platforms. When we refer to “PayPal,” we mean the businesses underlying our former Payments segment. When we refer to “Enterprise,” we mean the businesses underlying our former Enterprise segment. After a strategic review by its Board of Directors, eBay Inc. spun off PayPal and sold its Enterprise businesses in 2015. See “Notable Business Transactions in 2015” below.

eBay Inc. is a global commerce leader including our Marketplace, StubHub and Classifieds platforms. Collectively, we connect millions of buyers and sellers around the world. The technologies and services that power our platforms are designed to enable sellers worldwide to organize and offer their inventory for sale and buyers to find and buy it virtually anytime and anywhere. Our Marketplace platforms include our online marketplace located at www.ebay.com, its localized counterparts and the eBay mobile apps; which are among the world’s largest and most vibrant marketplaces for discovering great value and unique selection. Our StubHub platforms include our online ticket platform located at www.stubhub.com and the StubHub mobile apps. These platforms provide fans with a safe, convenient place to purchase tickets to the games, concerts and theater shows they want to attend and an easy way to sell tickets. Our Classifieds platforms include a collection of brands such as Mobile.de, Kijiji, Gumtree, Marktplaats, eBay Classifieds and others. Offering online classifieds in more than 1,500 cities around the world, these platforms help people find whatever they are looking for in their local communities.

eBay Inc. has made investments and acquisitions to help enable commerce on our platforms for buyers and sellers online (e.g., desktop and laptop computers) or on mobile devices (e.g., smartphones and tablets). Our objective is to bring the world’s inventory to the world’s buyers. Driven by the ubiquity of the Internet and the proliferation of mobile devices, we believe that the way consumers engage with each other, brands and services is fundamentally changing, blurring the lines between offline retail and online commerce. We believe that this trend has expanded our addressable market in the ecommerce industry and we measure our footprint in this addressable market according to Gross Merchandise Volume ("GMV"). GMV consists of the total value of all successfully closed transactions between users on our Marketplace and StubHub platforms during the applicable period, regardless of whether the buyer and seller actually consummated the transaction.

Our company is only successful when the buyers and sellers we enable are successful. We are primarily a transaction-based business that generates revenue from the transactions that we successfully enable. We also generate revenue through marketing services, including classifieds and advertising. In addition, we have created an open source platform that provides software developers and merchants access to our application programming interfaces, or APIs, to develop software and solutions for commerce. As of December 31, 2015, our Marketplace and StubHub platforms had more than 162 million active buyers and more than 800 million listings globally. The term “active buyer” means, as of any date, all buyers who successfully closed a transaction on our Marketplace and StubHub platforms within the previous 12-month period. Buyers may register more than once and, as a result, may have more than one account.

For additional financial information as well as the geographic areas where we conduct business, please see "Note 6 - Segments" to the consolidated financial statements included in this report. Additionally, please see the information in "Item 1A: Risk Factors" under the caption "Our international operations are subject to increased risks, which may harm our business," which describes risks associated with eBay Inc.'s foreign operations.

Notable Business Transactions in 2015

On September 30, 2014, we announced that our Board of Directors (“Board”), following a strategic review of the company’s growth strategies and structure, approved a plan to separate PayPal into an independent publicly traded company. On July 17, 2015, we completed the distribution of 100% of the outstanding common stock of PayPal to our stockholders, pursuant to which PayPal became an independent company. See "Note 4 - Discontinued Operations" of our consolidated financial statements for additional information.

Additionally, during the second quarter of 2015, our Board approved a plan to sell Enterprise. On July 16, 2015, we signed a definitive agreement to sell Enterprise, and on November 2, 2015, the sale closed. See "Note 4 - Discontinued Operations" of our consolidated financial statements for additional information.

eBay Inc.'s platforms offer the following features:

We are a leading commerce platform for buyers and sellers.

Our business model and pricing are designed so that our business is successful when our sellers are successful. The majority of our revenue comes from a take rate on the GMV of transactions closed on our Marketplace and StubHub platforms. In 2015, we generated $82 billion in GMV.

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

eBay Money Back Guarantee covers items purchased on our websites in the U.S., the U.K., Germany, Australia and Canada through a qualifying payment method and protects most buyers with respect to items that are not received or are received but not as described in the listing. Some purchases, including some vehicles, are not covered. eBay Money Back Guarantee provides coverage for the purchase price of the item, plus original shipping costs, for a limited period of time from the original date of transaction, and includes a streamlined interface to help buyers and sellers navigate the process.

The size and scale of our platforms are designed to enable our buyers and sellers to leverage our economies of scale and capital investment, for example in sales and marketing, mobile, customer acquisition and customer service.

We provide a variety of access points for buyers to shop virtually anytime, anywhere.

Our platforms are accessible through a traditional online experience (e.g., desktop and laptop computers) or from mobile devices (e.g., smartphones and tablets). Our multi-screen approach offers downloadable, easy-to-use mobile applications for the iPhone, the iPad, Android and Windows mobile devices that allow access to ebay.com and some of our other websites and vertical shopping experiences.

We provide a large and unique selection of inventory globally.

We had over 800 million items listed for sale on our platforms as of December 31, 2015, which we believe makes us one of the world’s largest online marketplaces. For 2015, approximately 59% of our GMV was generated outside the U.S.

We strive to provide value to buyers and sellers.

We believe that we have some of the lowest prices available for a number of consumer products. In the U.S., the U.K. and Germany, the majority of successfully closed transactions included free shipping during 2015. We have developed a number of features on our Marketplace platforms in the areas of trust and safety (including our Seller Performance Standards, eTRS, eBay Money Back Guarantee, Verified Rights Owner Program and Feedback Forum), customer support and value-added tools and services, as well as loyalty programs (for both buyers and sellers). These features are designed to make users more comfortable buying and selling with unknown partners and completing transactions online or through mobile devices, as well as rewarding our top buyers and sellers for their loyalty.

For sellers in particular, we recently introduced a number of upcoming changes to our seller policies to help small- and medium-sized sellers be more successful on our platforms and better reward sellers who provide exceptional service to eBay buyers. These changes include providing more objective standards; giving sellers the ability to customize how they manage returns based on their specific business needs; and launching the Seller Hub, which puts a seller’s listing and marketing tools in one central place.

We offer buyers and sellers choice.

We offer choice to buyers and sellers across a number of dimensions:

•	By listing format: Sellers can choose to list their products and services through fixed price listings or an auction-style format on our platforms.

◦
Our fixed price format on ebay.com allows buyers and sellers to close transactions at a pre-determined price set by the seller. Sellers are also able to signal that they would be willing to close the transaction at a lower price through the Best Offer feature.

◦	Our auction-style format allows a seller to select a minimum price for opening bids.

◦
Our Classifieds platforms have listings in over 1,500 cities around the world and are designed to help people list their products and services generally for free and then trade at a local level. These platforms include Mobile.de, Kijiji, Gumtree, Marktplaats and eBay Classifieds, among others.

•
By item condition: Sellers can list, and buyers can search for and purchase, items that are new, refurbished and used, common and rare items, and branded and unbranded products on our Marketplace platforms.

•
By delivery format: Buyers can have items shipped to them through shipping options offered by the seller and selected by the buyer on our Marketplace platforms. For certain items purchased from certain retailers, buyers can pick up items they purchased online or through mobile devices in one of the retailer’s physical stores (which we refer to as in-store pickup). This brings more choice for buyers and sellers around delivery cost and convenience.

We offer a variety of specialized vertical and promotional experiences.

We continue to focus on customizing our buying and selling experiences to make it easier for users to list, find and buy items by offering formats dedicated to specific products or categories. On our Marketplace platforms, we have built specialized experiences, such as Daily Deals, Fashion, Motors (vehicles; parts and accessories) and Electronics. Daily Deals offers a variety of products in multiple categories at discounted prices with free shipping. StubHub is a leader in secondary ticketing for event tickets, enabling fans to buy and sell tickets to a large selection of sports, concert, theater and other live entertainment events.

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

For more information regarding these risks, see the information in “Item 1A: Risk Factors” under the captions “Substantial and increasingly intense competition worldwide in ecommerce may harm our business” and “We are subject to regulatory activity and antitrust litigation under competition laws.”

To compete effectively, we will need to continue to expend significant resources in technology and marketing. These efforts require substantial expenditures, which could reduce our margins and have a material adverse effect on our business, financial position, operating results and cash flows and reduce the market price of our common stock. Despite our efforts to preserve and expand the size, diversity and transaction activity of our buyers and sellers and to enhance the user experience, we may not be able to effectively manage our operating expenses, to increase or maintain our revenue or to avoid a decline in our consolidated net income or a net loss.

Government Regulation

Government regulation impacts key aspects of our business. In particular, we are subject to laws and regulations that affect the ecommerce industry in many countries where we operate. For more information regarding these risks, see the information in “Item 1A: Risk Factors” under the caption "Our business is subject to extensive government regulation and oversight."

Seasonality

We expect transaction activity patterns on our platforms to mirror general consumer buying patterns. Please see the additional information in “Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Seasonality.”

Technology

eBay Inc.'s platforms utilize a combination of proprietary technologies and services as well as technologies and services provided by others. We have developed intuitive user interfaces, buyer and seller tools and transaction processing, database and network applications that help enable our users to reliably and securely complete transactions on our sites. Our technology infrastructure simplifies the storage and processing of large amounts of data, eases the deployment and operation of large-scale global products and services and automates much of the administration of large-scale clusters of computers. Our infrastructure has been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences. We strive to continually improve our technology to enhance the buyer and seller experience and to increase efficiency, scalability and security. For information regarding technology-related risks, see the information in “Item 1A: Risk Factors” under the caption “Systems failures and resulting interruptions in the availability of our websites, applications, products or services could harm our business."

Intellectual Property

We regard the protection of our intellectual property, including our trademarks (particularly those covering the eBay name), patents, copyrights, domain names, trade dress and trade secrets as critical to our success. We aggressively protect our intellectual property rights by relying on federal, state and common law rights in the U.S. and internationally, as well as a variety of administrative procedures. We also rely on contractual restrictions to protect our proprietary rights in products and services. We routinely enter into confidentiality and invention assignment agreements with our employees and contractors and nondisclosure agreements with parties with whom we conduct business to limit access to and disclosure of our proprietary information.

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

From time to time, third parties have claimed - and others will likely claim in the future - that we have infringed their intellectual property rights. We are typically involved in a number of such legal proceedings at any time. Please see the information in “Item 3: Legal Proceedings” and in “Item 1A: Risk Factors” under the captions "We are subject to patent litigation," "The listing or sale by our users of items that allegedly infringe the intellectual property rights of rights owners, including pirated or counterfeit items, may harm its business," and "We may be unable to adequately protect or enforce our intellectual property rights, or third parties may allege that we are infringing their intellectual property rights.”

Employees

As of December 31, 2015, we employed approximately 11,600 people globally. Approximately 6,200 of our employees were located in the U.S.

Available Information

Our Internet address is www.ebay.com. Our investor relations website is located at https://investors.ebayinc.com. We make available free of charge on our investor relations website under the heading “SEC Filings” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after such materials are electronically filed with (or furnished to) the SEC.

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs on our investor relations website. Further corporate governance information, including our governance guidelines for our board of directors, board committee charters and code of conduct, is also available on our investor relations website under the heading “Corporate Governance.”

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

The businesses and markets in which we operate are intensely competitive. We currently and potentially compete with a wide variety of online and offline companies providing goods and services to consumers and merchants. The Internet and mobile networks provide new, rapidly evolving and intensely competitive channels for the sale of all types of goods and services. We compete in two-sided markets, and must attract both buyers and sellers to use our platforms. Consumers who purchase or sell goods and services through us have more and more alternatives, and merchants have more channels to reach consumers. We expect competition to continue to intensify. Online and offline businesses increasingly are competing with each other and our competitors include a number of online and offline retailers with significant resources, large user communities and well-established brands. Moreover, the barriers to entry into these channels can be low, and businesses easily can launch online sites or mobile platforms and applications at nominal cost by using commercially available software or partnering with any of a number of successful ecommerce companies. As we respond to changes in the competitive environment, we may, from time to time, make pricing, service or marketing decisions or acquisitions that may be controversial with and lead to dissatisfaction among sellers, which could reduce activity on our platform and harm our profitability.

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

Some of our competitors control other products and services that are important to our success, including credit card interchange, Internet search, and mobile operating systems. Such competitors could manipulate pricing, availability, terms or operation of service related to their products and services in a manner that impacts our competitive offerings. For example, Google, which operates a shopping platform service, has from time to time made changes to its search algorithms that reduced the amount of search traffic directed to us from searches on Google. If we are unable to use or adapt to operational changes in such services, we may face higher costs for such services, face integration or technological barriers or lose customers, which could cause our business to suffer.

Consumers who might use our sites to buy goods have a wide variety of alternatives, including traditional department, warehouse, boutique, discount and general merchandise stores (as well as the online and mobile operations of these traditional retailers), online retailers and their related mobile offerings, online and offline classified services and other shopping channels, such as offline and online home shopping networks. In the United States, these include Amazon.com (which recently opened an experimental brick-and-mortar store in New York City and continues to expand into new geographies and lines of business), Google, Wal-Mart, Target, Sears, Macy’s, JC Penney, Costco, Office Depot, Staples, OfficeMax, Sam’s Club, Rakuten, Yahoo! Shopping, MSN, QVC and Home Shopping Network, among others. In addition, consumers have a large number of online and offline channels focused on one or more of the categories of products offered on our site.

Consumers also can turn to many companies that offer a variety of services that provide other channels for buyers to find and buy items from sellers of all sizes, including social media, online aggregation and classifieds platforms, such as craigslist, Oodle.com and a number of international websites operated by Schibsted ASA or Naspers Limited. Consumers also can turn to shopping-comparison sites, such as Google Shopping. In certain markets, our fixed-price listing and traditional auction-style listing formats increasingly are being challenged by other formats, such as classifieds.

Our Classifieds platforms offer classifieds listings in the United States and a variety of international markets. In many markets in which they operate, our Classifieds platforms compete for customers and for advertisers against more established online and offline classifieds platforms or other competing websites.

Our online shopping comparison websites (Shopping.com) compete with sites such as Google Shopping, Rakuten, Nextag.com, Pricegrabber.com, Shopzilla, Buscapé in Latin America (owned by Naspers) and Yahoo! Product Search, which offer shopping search engines that allow consumers to search the Internet for specified products. In addition, sellers are increasingly utilizing multiple sales channels, including the acquisition of new customers by paying for search-related advertisements on horizontal search engine sites, such as Google, Yahoo!, Naver and Baidu. We use product search engines and paid search advertising to help users find our sites, but these services also have the potential to divert users to other online shopping destinations. Consumers may choose to search for products and services with a horizontal search engine or shopping comparison website, and such sites may also send users to other shopping destinations.

Consumers and merchants who might use our sites to sell goods also have many alternatives, including general ecommerce sites, such as Amazon and Alibaba, and more specialized sites, such as Etsy. Our international sites also compete for sellers with general and specialized ecommerce sites. Sellers may also choose to sell their goods through other channels, such as classifieds platforms. Consumers and merchants also can create and sell through their own sites, and may choose to purchase online advertising instead of using our services. In some countries, there are online sites that have larger customer bases and greater brand recognition, as well as competitors that may have a better understanding of local culture and commerce. We increasingly may compete with local competitors in developing countries that have unique advantages, such as a greater ability to operate under local regulatory authorities.

In addition, certain manufacturers may limit or cease distribution of their products through online channels, such as our sites. Manufacturers may attempt to use contractual obligations or existing or future government regulation to prohibit or limit ecommerce in certain categories of goods or services. Manufacturers may also attempt to enforce minimum resale price maintenance or minimum advertised price arrangements to prevent distributors from selling on our platforms or on the Internet generally, or at prices that would make us less attractive relative to other alternatives. The adoption by manufacturers of policies, or their use of laws or regulations, in each case discouraging or restricting the sales of goods or services over the Internet, could force our users to stop selling certain products on our platforms, which could result in reduced operating margins, loss of market share and diminished value of our brands.

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

Our operations and performance depend significantly on global and regional economic conditions. Adverse economic conditions and events (including volatility or distress in the equity and/or debt or credit markets) have in the past negatively impacted regional and global financial markets and will likely continue to do so from time to time in the future. Uncertainties relating to the ability of Greece to remain in the European Monetary Union may adversely impact the economy of the European Union, which is an important market in which we do business. These events and conditions could have a negative and adverse impact on companies and customers with which we do business or cause us to write down our assets or investments. In addition, financial turmoil affecting the banking system or financial markets could cause additional consolidation of the financial services industry, or significant financial service institution failures, new or incremental tightening in the credit markets, low liquidity, and extreme volatility in fixed income, credit, currency, and equity markets. Adverse impacts to the companies and customers with which we do business, the banking system, or financial markets could have a material adverse effect on our business, including a reduction in the volume and prices of transactions on our commerce platforms.

We are exposed to fluctuations in foreign currency exchange rates.

Because we generate the majority of our revenues outside the United States but report our financial results in U.S. dollars, our financial results are impacted by fluctuations in foreign currency exchange rates, or foreign exchange rates. The results of operations of many of our internationally focused platforms are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars for financial reporting purposes. If the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated revenues or expenses will result in increased U.S. dollar denominated revenues and expenses. Similarly, if the U.S. dollar strengthens against foreign currencies, particularly the Euro, British pound, Korean won or Australian dollar, our translation of foreign currency denominated revenues or expenses will result in lower U.S. dollar denominated net revenues and expenses. In addition to this translation effect, a strengthening U.S. dollar will typically adversely affect the volume of goods being sold by U.S. sellers to Europe and Australia more than it positively affects the volume of goods being sold by sellers in those geographies to buyers in the United States, thereby further negatively impacting our financial results.

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

A number of the lawsuits against us relating to trademark issues seek to have our platforms subject to unfavorable local laws. For example, “trademark exhaustion” principles provide trademark owners with certain rights to control the sale of a branded authentic product until it has been placed on the market by the trademark holder or with the holder’s consent. The application of “trademark exhaustion” principles is largely unsettled in the context of the Internet, and if trademark owners are able to force us to prohibit listings of certain items in one or more locations, our business could be harmed.

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

Some of our borrowings bear interest at floating rates and we have entered into agreements intended to convert the interest rate on some of our fixed rate debt instruments to floating rates. To the extent that prevailing rates increase, our interest expense under these debt instruments will increase.

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

Our tickets business, which includes StubHub, is subject to numerous risks, including:

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

•
A portion of the tickets inventory sold by sellers on the StubHub platform is processed by StubHub in digital form. Systems failures, security breaches, theft or other disruptions that result in the loss of such sellers’ tickets inventory, could result in significant costs and a loss of consumer confidence in our tickets business.

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

The listing or sale by our users of unlawful, counterfeit or stolen goods or unlawful services, or sale of goods or services in an unlawful manner, has resulted and may continue to result in allegations of civil or criminal liability for unlawful activities against us (including the employees and directors of our various entities) involving activities carried out by users through our services. In a number of circumstances, third parties, including government regulators and law enforcement officials, have alleged that our services aid and abet violations of certain laws, including laws regarding the sale of counterfeit items, laws restricting or prohibiting the transferability (and by extension, the resale) of digital goods (e.g., event tickets, books, music and software), the fencing of stolen goods, selective distribution channel laws, customs laws, distance selling laws, anti-scalping laws with respect to the resale of tickets, and the sale of items outside of the United States that are regulated by U.S. export controls. For example:

•
In Turkey, local prosecutors and courts are investigating our liability for allegedly illegal actions by users of our Turkish Marketplace business (GittiGidiyor). In accordance with local law and custom, they have indicted one or more members of the board of directors of our local Turkish subsidiary. We intend to defend vigorously against any such actions and a growing number of these cases have been dismissed by the relevant courts.

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

Our eBay Money Back Guarantee program represents the means by which we compensate users who believe that they have been defrauded, have not received the item that they purchased or have received an item different from what was described. We expect to continue to receive communications from users requesting reimbursement or threatening or commencing legal action against us if no reimbursement is made. Our liability for these sort of claims is slowly beginning to be clarified in some jurisdictions and may be higher in some non-U.S. jurisdictions than it is in the United States. Litigation involving liability for any such third-party actions could be costly and time consuming for us, divert management attention, result in increased costs of doing business, lead to adverse judgments or settlements or otherwise harm our business. In addition, affected users will likely complain to regulatory agencies that could take action against us, including imposing fines or seeking injunctions.

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

As the number of products in the software industry increases and the functionality of these products further overlap, and as we acquire technology through acquisitions or licenses, we may become increasingly subject to infringement claims, including patent, copyright, and trademark infringement claims. Litigation may be necessary to determine the validity and scope of the patent and other intellectual property rights of others. The ultimate outcome of any allegation is uncertain and, regardless of the outcome, any such claim, with or without merit, may be time-consuming, result in costly litigation, divert management’s time and attention from our business, require us to stop selling, delay roll-out, or redesign our products, or require us to pay substantial amounts to satisfy judgments or settle claims or lawsuits or to pay substantial royalty or licensing fees, or to satisfy indemnification obligations that we have with some of our customers. Our failure to obtain necessary license or other rights, or litigation or claims arising out of intellectual property matters, may harm our business.

Failure to deal effectively with fraudulent activities on our platforms would increase our loss rate and harm our business, and could severely diminish merchant and consumer confidence in and use of our services.

We face risks with respect to fraudulent activities on our platforms and periodically receive complaints from buyers and sellers who may not have received the goods that they had contracted to purchase or payment for the goods that a buyer had contracted to purchase. In some European and Asian jurisdictions, buyers may also have the right to withdraw from a sale made by a professional seller within a specified time period. While we can, in some cases, suspend the accounts of users who fail to fulfill their payment or delivery obligations to other users, we do not have the ability to require users to make payment or deliver goods, or otherwise make users whole other than through its buyer protection program, which in the United States we refer to as the eBay Money Back Guarantee. Although we have implemented measures to detect and reduce the occurrence of fraudulent activities, combat bad buyer experiences and increase buyer satisfaction, including evaluating sellers on the basis of their transaction history and restricting or suspending their activity, there can be no assurance that these measures will be effective in combating fraudulent transactions or improving overall satisfaction among sellers, buyers, and other participants. Additional measures to address fraud could negatively affect the attractiveness of our services to buyers or sellers, resulting in a reduction in the ability to attract new users or retain current users, damage to our reputation, or a diminution in the value of our brand names.

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

We have a substantial amount of outstanding indebtedness and we may incur substantial additional indebtedness in the future, including under our commercial paper program and revolving credit facility or through public or private offerings of debt securities. Our outstanding indebtedness and any additional indebtedness we incur may have significant consequences, including, without limitation, any of the following:

•
requiring us to use a significant portion of our cash flow from operations and other available cash to service our indebtedness, thereby reducing the amount of cash available for other purposes, including capital expenditures and acquisitions;

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
Some of our outstanding indebtedness has received credit ratings from certain rating agencies.  Such ratings are limited in scope and do not purport to address all risks relating to an investment in those debt securities, but rather reflect only the view of each rating agency at the time the rating was issued. The credit ratings assigned to our debt securities could change based upon, among other things, our results of operations and financial condition. These ratings are subject to ongoing evaluation by credit rating agencies, and there can be no assurance that such ratings will not be lowered, suspended or withdrawn entirely by a rating agency or placed on a so-called “watch list” for a possible downgrade or assigned a negative ratings outlook if, in any rating agency’s judgment, circumstances so warrant. Moreover, these credit ratings are not recommendations to buy, sell or hold any of our debt securities. Actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under review for a downgrade or have been assigned a negative outlook, would likely increase our borrowing costs, which could in turn have a material adverse effect on our financial condition, results of operations, cash flows and could harm our business.

Our credit ratings were downgraded as a result of the distribution of 100% of the outstanding common stock of PayPal to our stockholders (the "Distribution"), pursuant to which PayPal became an independent company. As of January 1, 2014, our long-term debt and short-term funding were rated investment grade by Standard and Poor's Financial Services, LLC (long-term rated A, short-term rated A-1, with a stable outlook), Moody's Investor Service (long-term rated A2, short-term rated P-1, with a stable outlook), and Fitch Ratings, Inc. (long-term rated A, short-term rated F-1, with a stable outlook). All of these credit rating agencies lowered their ratings in connection with the Distribution, which occurred on July 17, 2015. Since July 20, 2015, we have been rated investment grade by Standard and Poor's Financial Services, LLC (long-term rated BBB+, short-term rated A-2, with a stable outlook), Moody's Investor Service (long-term rated Baa1, short-term rated P-2, with a stable outlook), and Fitch Ratings, Inc. (long-term rated BBB, short-term rated F-2, with a stable outlook). We disclose these ratings to enhance the understanding of our sources of liquidity and the effects of these ratings on our costs of funds. Our borrowing costs depend, in part, on our credit ratings and any further actions taken by these credit rating agencies to lower our credit ratings, as described above, will likely increase our borrowing costs.

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

We do not collect taxes on the goods or services sold by users of our services. However, some jurisdictions have implemented, or may implement, laws that require remote sellers of goods and services to collect and remit taxes on sales to customers located within the jurisdiction. In particular, the Streamlined Sales Tax Project (an ongoing, multi-year effort by U.S. state and local governments to pursue federal legislation that would require collection and remittance of sales tax by out-of-state sellers) could allow states that meet certain simplification and other criteria to require out-of-state sellers to collect and remit sales taxes on goods purchased by in-state residents. The adoption of such legislation could result in a use tax collection responsibility for certain of our sellers. This collection responsibility and the additional costs associated with complex use tax collection, remittance and audit requirements would make selling on our websites and mobile platforms less attractive for small business retailers and would harm our business, and the proliferation of state legislation to expand sales and use tax collection on Internet sales could adversely affect some of our sellers and indirectly harm our business.

Several proposals have been made at the U.S. state and local levels that would impose additional taxes on the sale of goods and services over the Internet. These proposals, if adopted, could substantially impair the growth of ecommerce and our brands, and could diminish our opportunity to derive financial benefit from our activities. While the U.S. federal government’s moratorium on state and local taxation of Internet access or multiple or discriminatory taxes on ecommerce has been temporarily extended, this moratorium does not prohibit federal, state or local authorities from collecting taxes on our income or from collecting certain taxes that were in effect prior to the enactment of the moratorium and/or one of its extensions.

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

A taxing authority may seek to impose a tax collection, reporting or record-keeping obligation on companies that engage in or facilitate ecommerce. For example, the U.S. Internal Revenue Service (IRS) now requires that certain payments to sellers be reported to the sellers and the IRS on an annual basis. Any failure by us to meet these requirements could result in substantial monetary penalties and other sanctions and could harm our business. Taxing authorities may also seek to impose tax collection or reporting obligations based on the location of the product or service being sold or provided in an ecommerce transaction, regardless of where the respective users are located. Some jurisdictions could assert that we are responsible for tax on the underlying goods or services sold on our sites. Imposition of a record keeping or tax collecting requirement could decrease seller activity on our sites and would harm our business. Tax authorities may also require us to help ensure compliance by our users by promulgating legislation regulating professional sellers, including tax reporting and collection requirements. In addition, we have periodically received requests from tax authorities in many jurisdictions for information regarding the transactions of large classes of sellers on our sites, and in some cases we have been legally obligated to provide this data. The imposition of any requirements on us to disclose transaction records for all or a class of sellers to tax or other regulatory authorities or to file tax forms on behalf of any sellers, especially requirements that are imposed on us but not on alternative means of ecommerce, and any use of those records to investigate, collect taxes from or prosecute sellers, could decrease seller activity on our sites and harm our business.

We may have exposure to greater than anticipated tax liabilities.

The determination of our worldwide provision for income taxes and other tax liabilities requires estimation and significant judgment, and there are many transactions and calculations where the ultimate tax determination is uncertain. Like many other multinational corporations, we are subject to tax in multiple U.S. and foreign tax jurisdictions and have structured our operations to reduce our effective tax rate. Our determination of our tax liability is always subject to audit and review by applicable domestic and foreign tax authorities, and we are currently undergoing a number of investigations, audits and reviews by taxing authorities throughout the world, including with respect to our business structure. Any adverse outcome of any such audit or review could harm our business, and the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made. While we have established reserves based on assumptions and estimates that we believe are reasonable to cover such eventualities, these reserves may prove to be insufficient.

In addition, our future income taxes could be adversely affected by a shift in our jurisdictional earning mix, by changes in the valuation of our deferred tax assets and liabilities, as a result of gains on our foreign exchange risk management program, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items.

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

Our business is subject to online security risks, including security breaches and cyberattacks.

Our businesses involve the storage and transmission of users’ personal financial information. In addition, a significant number of our users authorize us to bill their payment card accounts directly for all transaction and other fees charged by us. An increasing number of websites, including those owned by several other large Internet and offline companies, have disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on portions of their websites or infrastructure. The techniques used to obtain unauthorized access, disable, or degrade service, or sabotage systems, change frequently, may be difficult to detect for a long time, and often are not recognized until launched against a target. Certain efforts may be state sponsored and supported by significant financial and technological resources and therefore may be even more difficult to detect. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. Unauthorized parties may also attempt to gain access to our systems or facilities through various means, including hacking into our systems or facilities, fraud, trickery or other means of deceiving our employees, contractors and temporary staff. A party that is able to circumvent our security measures could misappropriate our or our users’ personal information, cause interruption or degradations in our operations, damage our computers or those of our users, or otherwise damage our reputation. In addition, our users have been and likely will continue to be targeted by parties using fraudulent “spoof” and “phishing” emails to misappropriate user names, passwords, payment card numbers, or other personal information or to introduce viruses or other malware through “trojan horse” programs to our users’ computers. Our information technology and infrastructure may be vulnerable to cyberattacks or security incidents and third parties may be able to access our users’ proprietary information and payment card data that are stored on or accessible through our systems. Any security breach at a company providing services to us or our users could have similar effects.

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

Systems failures or cyberattacks and resulting interruptions in the availability of or degradation in the performance of our websites, applications, products or services could harm our business.

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

Acquisitions, dispositions, joint ventures, and strategic investments could result in operating difficulties and could harm our business.

We have acquired a significant number of businesses of varying size and scope, technologies, services, and products and have recently distributed 100% of the outstanding common stock of PayPal to our stockholders, pursuant to which PayPal became an independent company, and sold our Enterprise business. We also expect to continue to evaluate and consider a wide array of potential strategic transactions as part of our overall business strategy, including business combinations, acquisitions, and dispositions of businesses, technologies, services, products, and other assets, as well as strategic investments and joint ventures. .

These transactions may involve significant challenges and risks, including:

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

•	difficulty making new and strategic hires of new employees;

•	diversion of management time and a shift of focus from operating the businesses to the transaction, and in the case of an acquisition, integration and administration;

•	the need to provide transition services to a disposed of company, which may result in the diversion of resources and focus;

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

•	risks associated with our expansion into new international markets;

•	derivative lawsuits resulting from the acquisition or disposition;

•
liability for activities of the acquired or disposed of company before the transaction, including intellectual property and other litigation claims or disputes, violations of laws, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities and, in the case of dispositions, liabilities to the acquirors of those businesses under contractual provisions such as representations, warranties and indemnities;

•	the potential loss of key employees following the transaction;

•
the acquisition of new customer and employee personal information by us or a third party acquiring assets or businesses from us, which in and of itself may require regulatory approval and or additional controls, policies and procedures and subject us to additional exposure; and

•
our dependence on the acquired business’ accounting, financial reporting, operating metrics and similar systems, controls and processes and the risk that errors or irregularities in those systems, controls and processes will lead to errors in our consolidated financial statements or make it more difficult to manage the acquired business.

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

Price increases by, or service terminations, disruptions or interruptions at, companies that provide services to us and our sellers and clients could also reduce the number of listings on our platforms or make it more difficult for our sellers to complete transactions, thereby harming our business. Some third parties who provide services to us or our sellers may have or gain market power and be able to increase their prices to us without competitive constraint. In addition, the U.S. Postal Service, which is facing ongoing fiscal challenges, has instituted postal rate increases and announced that it is considering closing thousands of local post offices and ending Saturday mail delivery. While we continue to work with global carriers to offer our sellers a variety of shipping options and to enhance their shipping experience, postal rate increases may reduce the competitiveness of certain sellers’ offerings, and postal service changes could require certain sellers to utilize alternatives which could be more expensive or inconvenient, which could in turn decrease the number of transactions on our sites, thereby harming our business.

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

The Distribution may not achieve some or all of the anticipated benefits and may adversely affect our business.

We may not realize some or all of the anticipated benefits from the Distribution and the Distribution may in fact adversely affect our business. As an independent, publicly traded company, we will be a smaller, less diversified company with a narrower business focus and may be more vulnerable to changing market conditions, which could materially and adversely affect our business, financial condition and results of operations. Separating the businesses may also eliminate or reduce synergies or economies of scale that existed prior to the Distribution, which could harm our business.

We could incur significant liability if the Distribution is determined to be a taxable transaction.

We have received an opinion from outside tax counsel to the effect that the Distribution qualifies as a transaction that is described in Sections 355 and 368(a)(1)(D) of the Internal Revenue Code. The opinion relies on certain facts, assumptions, representations and undertakings from PayPal and us regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not satisfied, our shareholders and we may not be able to rely on the opinion of tax counsel and could be subject to significant tax liabilities. Notwithstanding the opinion of tax counsel we have received, the IRS could determine on audit that the Distribution is taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinion. If the Distribution is determined to be taxable for U.S. federal income tax purposes, our shareholders that are subject to U.S. federal income tax and we could incur significant U.S. federal income tax liabilities.

We may be exposed to claims and liabilities as a result of the Distribution.

We entered into a separation and distribution agreement and various other agreements with PayPal to govern the Distribution and the relationship of the two companies going forward. These agreements provide for specific indemnity and liability obligations and could lead to disputes between us and PayPal. The indemnity rights we have against PayPal under the agreements may not be sufficient to protect us. In addition, our indemnity obligations to PayPal may be significant and these risks could negatively affect our results of operations and financial condition.

ITEM 1B: UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2: PROPERTIES

We own and lease various properties in the U.S. and 27 other countries around the world. We use the properties for executive and administrative offices, data centers, product development offices, fulfillment centers and customer service offices. Our headquarters are located in San Jose, California and occupy approximately 0.5 million square feet. Our owned data centers are primarily located in Utah. As of December 31, 2015, our owned and leased properties provided us with aggregate square footage as follows:

	United States	Other Countries	Total
	(In millions)
Owned facilities	1.1	—	1.1
Leased facilities	0.8	1.6	2.4
Total facilities	1.9	1.6	3.5

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

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable were not material for the year ended December 31, 2015. Except as otherwise noted for the proceedings described in this Item 3, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to significant uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material.
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

In March 2015, StubHub filed suit against Ticketmaster and the Golden State Warriors, alleging antitrust and various state law violations arising out of the defendants’ restrictive ticketing practices, which include prohibiting the resale of Warriors tickets on StubHub or any other non-Ticketmaster secondary exchange (StubHub, Inc. v. Golden State Warriors, LLC et al, N.D. Cal. No. 3:15-cv-01436). StubHub filed a First Amended Complaint on June 30, 2015. The defendants filed a Motion to Dismiss the Amended Complaint which was granted in November 2015. StubHub is appealing this decision.

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

General Matters

Other third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We are subject to patent disputes, and expect that we will increasingly be subject to additional patent infringement claims involving various aspects of our business as our products and services continue to expand in scope and complexity. Such claims may be brought directly or indirectly against our companies and/or against our customers (who may be entitled to contractual indemnification under their contracts with us), and we are subject to increased exposure to such claims as a result of our acquisitions and divestitures and in cases where we are entering new lines of business. We have in the past been forced to litigate such claims. We may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act, the Lanham Act and the Communications Decency Act are interpreted by the courts, and as we expand the scope of our business (both in terms of the range of products and services that we offer and our geographical operations) and become subject to laws in jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves are either unclear or less favorable. We believe that additional lawsuits alleging that we have violated patent, copyright or trademark laws will be filed against us. Intellectual property claims, whether meritorious or not, are time consuming and costly to defend and resolve, could require expensive changes in our methods of doing business or could require us to enter into costly royalty or licensing agreements on unfavorable terms.

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

Indemnification Provisions

We entered into a separation and distribution agreement and various other agreements with PayPal to govern the separation and relationship of the two companies going forward. These agreements provide for specific indemnity and liability obligations and could lead to disputes between us and PayPal, which may be significant. In addition, the indemnity rights we have against PayPal under the agreements may not be sufficient to protect us and our indemnity obligations to PayPal may be significant.

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

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock has been traded on The Nasdaq Global Select Market under the symbol “EBAY” since September 24, 1998. The following table sets forth the high and low closing sale prices per share of our common stock, as actually reported by The Nasdaq Global Select Market for the following periods. The prices on and before July 17, 2015 include the value of PayPal Holdings, Inc. ("PayPal"), which was distributed on that date. Subsequent to the Distribution of PayPal on July 17, 2015, the Nasdaq Global Select Market restated the historical prices of our common stock for all periods prior to the Distribution to exclude the value of PayPal.

	High	Low
Year Ended December 31, 2015
First Quarter	$60.81	$53.00
Second Quarter	63.23	55.79
Third Quarter to July 17, 2015	66.29	60.43
Third Quarter from July 20, 2015	28.75	24.08
Fourth Quarter	29.59	24.00

	High	Low
Year Ended December 31, 2014
First Quarter	$59.30	$51.78
Second Quarter	56.04	48.25
Third Quarter	56.63	50.18
Fourth Quarter	57.53	47.88

As of January 27, 2016, there were approximately 3,945 holders of record of our common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock.

Dividend Policy

We have never paid cash dividends on our stock and do not anticipate paying cash dividends in the foreseeable future.

Performance Measurement Comparison

The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on December 31, 2010 (the last trading day for the year ended December 31, 2010) in (i) our common stock, (ii) the Nasdaq Composite Index, (iii) the S&P 500 Index and (iv) the S&P North American Technology Internet Index (the successor to the GSTI Internet Index). The S&P North American Technology Internet Index is a modified-capitalization weighted index representing the Internet industry, including Internet software and services and Internet retail companies. Our stock price performance shown in the graph below is not indicative of future stock price performance. For the purpose of this graph, the distribution of 100% of the outstanding common stock of PayPal Holdings, Inc. (“PayPal”) to our stockholders, pursuant to which PayPal became an independent company, is treated as a non-taxable cash dividend of $41.46, an amount equal to the opening price of PayPal common stock on July 20, 2015 which was deemed reinvested in eBay common stock at the opening price on July 20, 2015.

The following graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any past or future filing with the SEC, except to the extent that such filing specifically states that such graph and related information are incorporated by reference into such filing.

Stock repurchase activity during the three months ended December 31, 2015 was as follows:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs (1)
October 31, 2015	8,061,823	$26.05	8,061,823	$2,175,693,213
November 30, 2015	10,051,252	$28.85	10,051,252	$1,885,732,534
December 31, 2015	1,784,886	$27.73	1,784,886	$1,836,232,723
	19,897,961		19,897,961

(1)
In January 2014, our Board authorized a stock repurchase program that provided for the repurchase of up to an additional $5 billion of our common stock, with no expiration from the date of authorization. In January 2015, our Board authorized an additional $2 billion stock repurchase program, with no expiration from the date of authorization. In June 2015, our Board authorized an additional $1 billion stock repurchase program, with no expiration from the date of authorization. The stock repurchase programs are intended to programmatically offset the impact of dilution from our equity compensation programs and, in addition, subject to market conditions and other factors, to make opportunistic repurchases of our common stock to reduce outstanding share count. Any share repurchases under our stock repurchase programs may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives.

During 2015, we repurchased approximately $2.1 billion of our common stock under our stock repurchase programs. As of December 31, 2015, a total of approximately $1.8 billion remained available for future repurchases of our common stock under our January 2015 and June 2015 repurchase programs and no amount remained available under our January 2014 repurchase program.

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

ITEM 6: SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and “Management's Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The consolidated statement of income data and the consolidated balance sheet data for the years ended, and as of, December 31, 2015, 2014, 2013, 2012 and 2011 are derived from our audited consolidated financial statements.

	Year Ended December 31,
	2015	2014 (2)	2013	2012	2011 (3)
	(In millions, except per share amounts)
Consolidated Statement of Income Data: (1)
Net revenues	$8,592	$8,790	$8,257	$7,371	$6,612
Gross profit	6,821	7,127	6,765	6,126	5,272
Income from operations	2,197	2,476	2,454	2,165	1,852
Income from continuing operations before income taxes	2,406	2,515	2,571	2,355	3,397
Income (loss) from continuing operations	1,947	(865)	2,067	1,931	2,776
Income (loss) per share from continuing operations:
Basic	$1.61	$(0.69)	$1.60	$1.49	$2.15
Diluted	$1.60	$(0.69)	$1.58	$1.47	$2.11
Weighted average shares:
Basic	1,208	1,251	1,295	1,292	1,293
Diluted	1,220	1,251	1,313	1,313	1,313

	As of December 31,
	2015	2014	2013	2012	2011
	(In millions)
Consolidated Balance Sheet Data: (1)
Cash and cash equivalents	$1,832	$4,105	$2,848	$5,294	$2,918
Short-term investments	4,299	3,730	4,204	2,533	1,151
Long-term investments	3,391	5,736	4,747	2,848	2,371
Working capital - continuing operations	5,641	4,463	6,649	7,404	3,029
Working capital - discontinued operations	—	4,537	3,995	3,070	2,898
Working capital total (4)	5,641	9,000	10,644	10,474	5,927
Total assets - continuing operations	17,785	21,716	20,236	18,708	13,606
Total assets - discontinued operations	—	23,416	21,252	18,366	13,780
Total assets	17,785	45,132	41,488	37,074	27,386
Short-term debt	—	850	2	402	550
Long-term debt	6,779	6,777	4,106	4,089	1,495
Total stockholders' equity (5)	6,576	19,906	23,647	20,865	17,930

(1)
Includes the impact of acquisitions and dispositions. For a summary of recent significant acquisitions and dispositions, please see “Note 3 - Business Combinations and Divestitures” to the consolidated financial statements included in this report.

(2)
The consolidated statement of income data for the year ended December 31, 2014 includes a tax provision of approximately $3.0 billion to recognize deferred tax liabilities on $9.0 billion of undistributed foreign earnings of certain of our foreign subsidiaries for 2013 and prior years.

(3)
The consolidated statement of income data for the year ended December 31, 2011 includes a loss on a divested business of $0.3 billion and a gain on the sale of a 30% equity interest in Skype of approximately $1.7 billion.

(4)	Working capital is calculated as the difference between total current assets and total current liabilities.

(5)	Includes the impact of the Distribution of PayPal on July 17, 2015.

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
Overview

eBay Inc. is a global commerce leader, including our Marketplace, StubHub and Classifieds platforms. Our Marketplace platforms include our online marketplace located at www.ebay.com, its localized counterparts and the eBay mobile apps. Our StubHub platforms include our online ticket platform located at www.stubhub.com and the StubHub mobile apps. Our Classifieds platforms include a collection of brands such as Mobile.de, Kijiji, Gumtree, Marktplaats, eBay Classifieds and others.

On July 17, 2015, we completed the distribution of 100% of the outstanding common stock of PayPal Holdings, Inc. ("PayPal") to our stockholders (the "Distribution"), pursuant to which PayPal became an independent company. Beginning in the third quarter of 2015, PayPal's financial results for periods prior to the Distribution have been reflected in our consolidated statement of income, retrospectively, as discontinued operations. Additionally, the related assets and liabilities associated with the discontinued operations in the prior year consolidated balance sheet are classified as discontinued operations. Pursuant to the terms of the separation and distribution agreement entered into between us and PayPal on June 26, 2015, upon Distribution, assets related to the PayPal business were transferred to, and liabilities related to the PayPal business were retained or assumed by, PayPal.

During the second quarter of 2015, our Board of Directors ("Board") approved a plan to sell the businesses underlying our former Enterprise segment ("Enterprise"). As a result, the Enterprise financial results were reflected in our consolidated statement of income, retrospectively, as discontinued operations beginning in the second quarter of 2015. On July 16, 2015, we signed a definitive agreement to sell Enterprise and on November 2, 2015, the sale closed. As a result, the related assets and liabilities associated with the discontinued operations in the prior year consolidated balance sheet are classified as discontinued operations.

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

We have incurred significant costs in connection with the Distribution and sale of Enterprise. These costs relate primarily to third-party advisory and consulting services, retention payments to certain employees, incremental stock-based compensation and other costs directly related to the Distribution and the sale of Enterprise. The majority of these costs are reflected in our consolidated statement of income as discontinued operations for all periods presented. The remaining costs reflected in continuing operations are classified within cost of net revenues, sales and marketing, product development or general and administrative in our consolidated statement of income as applicable.

Impact of Foreign Currency Exchange Rates

Our commerce platforms operate globally, resulting in certain revenues that are denominated in foreign currencies, primarily the Euro, British pound, Korean won and Australian dollar, subjecting us to foreign currency risk which may adversely impact our financial results. We calculate the year-over-year impact of foreign currency movements using prior period foreign currency rates applied to current year transactional currency amounts. The foreign exchange ("FX") neutral, or constant currency, net revenue amounts are non-GAAP financial measures and are not in accordance with, or an alternative to, measures prepared in accordance with generally accepted accounting principles ("GAAP"). The information in this section should be read in connection with the information in "Non-GAAP Measure of Financial Performance."

Because we generated a majority of our net revenues internationally, including the years ended December 31, 2015, 2014 and 2013, we are subject to the risks of doing business in foreign countries as discussed under "Part I - Item 1A - Risk Factors."

The following table sets forth a reconciliation of FX-Neutral GMV and FX-Neutral net revenues (each as defined below) to our reported GMV and net revenues for the periods presented:

	Year Ended December 31, 2015			Year Ended December 31, 2014
	As Reported	Exchange Rate Effect(1)	FX-Neutral(2)	As Reported	As Reported Percent Change	FX-Neutral Percent Change
	(In millions)
GMV (3):
Marketplace	$78,099	$(5,554)	$83,653	$79,581	(2)%	5%
StubHub	3,574	(5)	3,579	3,172	13%	13%
Total GMV	$81,673	$(5,559)	$87,232	$82,753	(1)%	5%

Net transaction revenues:
Marketplace	$6,103	$(407)	$6,510	$6,351	(4)%	3%
StubHub	725	(1)	726	629	15%	15%
Total net transaction revenues	6,828	(408)	7,236	6,980	(2)%	4%
Marketing services and other revenues:
Marketplace	1,078	(71)	1,149	1,103	(2)%	4%
Classifieds	703	(120)	823	716	(2)%	15%
Corporate and other	(17)	—	(17)	(9)	**	**
Total marketing services and other revenues	1,764	(191)	1,955	1,810	(3)%	8%
Total net revenues	$8,592	$(599)	$9,191	$8,790	(2)%	5%

	Year Ended December 31, 2014			Year Ended December 31, 2013
	As Reported	Exchange Rate Effect(1)	FX-Neutral(2)	As Reported	As Reported Percent Change	FX-Neutral Percent Change
	(In millions)
GMV (3):
Marketplace	$79,581	$746	$78,835	$73,311	9%	8%
StubHub (4)	3,172	2	3,170	3,109	2%	2%
Total GMV (4)	$82,753	$748	$82,005	$76,420	8%	7%

Net transaction revenues:
Marketplace	$6,351	$59	$6,292	$5,900	8%	7%
StubHub	629	—	629	653	(4)%	(4)%
Total net transaction revenues	6,980	59	6,921	6,553	7%	6%
Marketing services and other revenues:
Marketplace	1,103	6	1,097	1,090	1%	1%
Classifieds	716	(8)	724	621	15%	17%
Corporate and other	(9)	—	(9)	(7)	**	**
Total marketing services and other revenues	1,810	(2)	1,812	1,704	6%	6%
Total net revenues	$8,790	$57	$8,733	$8,257	6%	6%

(1)	We define exchange rate effect as the year-over-year impact of foreign currency movements using prior period foreign currency rates applied to current year transactional currency amounts.

(2)
We define FX-Neutral Gross Merchandise Volume as Gross Merchandise Volume minus the exchange rate effect. We define the non-GAAP financial measures of FX-Neutral net revenue as net revenue minus the exchange rate effect.

(3)
We define Gross Merchandise Volume ("GMV") as the total value of all successfully closed transactions between users on our Marketplace and StubHub platforms during the applicable period regardless of whether the buyer and seller actually consummated the transaction. We believe that GMV provides a useful measure of the overall volume of closed transactions that flow through our platforms in a given period, notwithstanding the inclusion in GMV of closed transactions that are not ultimately consummated.

(4)
During the first quarter of 2014, we revised our definition of GMV for certain transactions to align more closely with our operating metrics. 2013 amounts have been revised to conform to the current period reporting definition.

In 2015, foreign currency movements relative to the U.S. dollar positively impacted cost of net revenues by $80 million (inclusive of a positive impact of approximately $24 million from hedging activities). In 2014, foreign currency movements relative to the U.S. dollar had an immaterial impact on cost of net revenues.

In 2015, foreign currency movements relative to the U.S. dollar positively impacted operating expenses by $194 million (inclusive of a positive impact of approximately $47 million from hedging activities). In 2014, foreign currency movements relative to the U.S. dollar had an immaterial impact on operating expenses.

The effect of foreign currency exchange rate movements during 2015 was due to the strengthening of the U.S. dollar against other currencies, primarily the Euro, the British pound, and the Korean won.

Results of Operations

Summary of Net Revenues

We generate two types of net revenues: net transaction revenues and marketing services and other revenues. Net transaction revenues are derived principally from final value fees (which are fees payable on transactions closed on our Marketplace and StubHub platforms), listing fees and other service fees. Marketing services and other revenues consists of Marketplace and Classifieds revenue principally from the sale of advertisements, vehicles classifieds listing on Marketplace platforms, revenue sharing arrangements, classifieds fees, marketing service fees and lead referral fees. To drive traffic to our platforms, we provide incentives to our users in the form of coupons and buyer and seller rewards. These incentives are generally treated as reductions in revenue.

The following table sets forth the breakdown of net revenues by type and geography for the periods presented.

	Year Ended December 31,
	2015	2014	2013
	(In millions, except percentage changes)
Net Revenues by Type:
Net transaction revenues:
Marketplace	$6,103	$6,351	$5,900
StubHub	725	629	653
Total net transaction revenues	6,828	6,980	6,553
Marketing services and other revenues:
Marketplace	1,078	1,103	1,090
Classifieds	703	716	621
Corporate and other	(17)	(9)	(7)
Total marketing services and other revenues	1,764	1,810	1,704
Total net revenues	$8,592	$8,790	$8,257

Net Revenues by Geography:
U.S.	$3,624	$3,525	$3,419
International	4,968	5,265	4,838
Total net revenues	$8,592	$8,790	$8,257

Revenues are attributed to U.S. and international geographies based primarily upon the country in which the seller, platform that displays advertising, other service provider or customer, as the case may be, is located.

The following table sets forth, for the periods presented, certain key operating metrics that we believe are significant factors affecting our net revenues.

	Year Ended December 31,			Percent Change from	Percent Change from
	2015	2014	2013 (4)	2014 to 2015	2013 to 2014
	(In millions, except percentage changes)
Supplemental Operating Data:
GMV:
Marketplace	$78,099	$79,581	$73,311	(2)%	9%
StubHub	3,574	3,172	3,109	13%	2%
Total GMV	$81,673	$82,753	$76,420	(1)%	8%

Transaction take rate:
Marketplace (1)	7.81%	7.98%	8.05%	(0.17)%	(0.07)%
StubHub (2)	20.29%	19.83%	21.00%	0.46%	(1.17)%
Total transaction take rate (3)	8.36%	8.43%	8.57%	(0.07)%	(0.14)%

(1)    We define Marketplace transaction take rate as Marketplace net transaction revenues divided by Marketplace GMV.
(2)    We define StubHub transaction take rate as StubHub net transaction revenues divided by StubHub GMV.
(3)    We define total transaction take rate as total net transaction revenues divided by GMV.
(4)    During the first quarter of 2014, we revised our definition of GMV for certain transactions to align more closely with our operating metrics. 2013 amounts have been revised to conform to the current period reporting definition.

Seasonality

The following table sets forth, for the periods presented, our total net revenues and the sequential quarterly movements of these net revenues:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In millions, except percentage changes)
2014
Net revenues	$2,149	$2,168	$2,150	$2,323
Percent change from prior quarter	(6)%	1%	(1)%	8%
2015
Net revenues	$2,061	$2,110	$2,099	$2,322
Percent change from prior quarter	(11)%	2%	(1)%	11%

We expect transaction activity patterns on our platforms to mirror general consumer buying patterns. We expect that these trends will continue.

Net Transaction Revenues

Net transaction revenues decreased $152 million, or 2%, while GMV decreased 1%, in 2015 compared to 2014. Net transaction revenue represented 79% of total net revenues in both 2015 in 2014. The decrease in net transaction revenues and GMV was driven primarily by a negative impact from foreign currency movements relative to the U.S. dollar. FX-Neutral net transaction revenue and FX-Neutral GMV increased 4% and 5% respectively, in 2015 compared to 2014. The FX-Neutral GMV increase of 5% was driven by an increase in FX-Neutral Marketplace GMV, and to a lesser extent, StubHub GMV. The total transaction take rate was lower in 2015 compared to 2014 due to decrease in our Marketplace transaction take rate, partially offset by an increase in our StubHub transaction take rate.

Marketplace net transaction revenues decreased $248 million, or 4%, while Marketplace GMV decreased 2%, in 2015 compared to 2014. The decrease in Marketplace net transaction revenues and Marketplace GMV was driven primarily by a negative impact from foreign currency movements relative to the U.S. dollar. FX-Neutral Marketplace net transaction revenue and FX-Neutral Marketplace GMV increased 3% and 5% respectively, in 2015 compared to 2014. The FX-Neutral Marketplace GMV increase of 5% was driven primarily by an increase in volume in local currencies on our Marketplace platforms internationally and to a lesser extent, the U.S. The increase in FX-Neutral Marketplace net transaction revenue was less than the increase in FX-Neutral Marketplace GMV due to a lower Marketplace transaction take rate. The Marketplace transaction take rate was lower in 2015 compared to 2014 due to a shift in geographical and vertical mix, as well as an increase in our buyer and seller incentives, which are accounted for as a reduction of revenue.

StubHub net transaction revenues increased $96 million, or 15%, while StubHub GMV increased 13% in 2015 compared to 2014. The increase in StubHub net transaction revenues was driven primarily by an increase in StubHub GMV and an increase in StubHub transaction take rate. The StubHub GMV increase was driven primarily by an increase in volume of ticket sales related to Sports and Concerts. The increase in StubHub net transaction revenue was greater than the increase in StubHub GMV due to a higher StubHub transaction take rate. The StubHub transaction take rate was higher in 2015 compared to 2014 due primarily to a change in mix of events and sellers on the StubHub platforms.

Net transaction revenues increased $427 million, or 7%, while GMV increased 8% in 2014 compared to 2013. Net transaction revenue represented 79% of total net revenues in both 2014 and 2013. The GMV increase of 8% was driven primarily by an increase in Marketplace GMV, and to a lesser extent, an increase in StubHub GMV. The total transaction take rate was lower in 2014 compared to 2013 due to a decrease in our Marketplace transaction take rate and our StubHub transaction take rate.

Marketplace net transaction revenues increased $451 million, or 8%, and Marketplace GMV increased 9% in 2014 compared to 2013. The GMV increase of 9% was driven primarily by an increase in volume on our Marketplace platforms internationally and to a lesser extent, the U.S. Our Marketplace net transaction revenue growth decelerated in the second half of 2014 caused by a reduction in traffic from lower organic traffic, such as Google's search engine algorithm changes and the cyberattack that occurred in the second quarter of 2014. The Marketplace transaction take rate was lower in 2014 compared to 2013 due primarily to an increase in our buyer and seller incentives, which are accounted for as a reduction of revenue.

StubHub net transaction revenues decreased $24 million, or 4%, while StubHub GMV increased 2% in 2014 compared to 2013. The decrease in StubHub net transaction revenues was driven primarily by a decrease in StubHub transaction take rate, offset by an increase in StubHub GMV. The StubHub transaction take rate was lower in 2014 compared to 2013 due to pricing changes on the StubHub platforms. The StubHub GMV increase was driven primarily by an increase in volume of ticket sales related to Sports and Theater.

Net transaction revenues earned internationally totaled $3.8 billion, $4.0 billion and $3.7 billion in 2015, 2014 and 2013, respectively, representing 55%, 57% and 56% of total net transaction revenues in the respective periods. Net transaction revenues earned internationally as a percentage of total net transaction revenue decreased in 2015 compared to 2014, primarily due to a negative impact from foreign currency movements relative to the U.S. dollar. Net transaction revenues earned internationally as a percentage of total net transaction revenue increased in 2014 compared to 2013, primarily due to a greater increase in revenues earned internationally.

Marketing Services and Other Revenues

Marketing services and other revenues decreased $46 million, or 3%, in 2015 compared to 2014, and represented 21% of total net revenues in both periods. The decrease was driven primarily by a negative impact from foreign currency movements relative to the U.S. dollar. FX-Neutral marketing services and other revenues increased 8% in 2015 compared to 2014. The FX-Neutral marketing services and other revenues increase was driven by increased FX-Neutral Classifieds revenue, and to a lesser extent, increased FX-Neutral revenue in our Marketplace marketing services.

Marketplace marketing services and other revenues decreased $25 million, or 2%, in 2015 compared to 2014. The decrease was driven primarily by a negative impact from foreign currency movements relative to the U.S. dollar. FX-Neutral Marketplace marketing services and other revenues increased by 4% in 2015 compared to 2014. The increase in FX-Neutral Marketplace marketing services and other revenues was primarily driven by increased fees earned for referral services offset by decreased revenue in local currencies from advertising display on our Marketplace international platforms. The increase in fees earned for referral services consist primarily of fees for customers acquired and incentives for the usage of PayPal products on certain Marketplace platforms, which were not included in marketing services and other revenues prior to the Distribution.

Classifieds marketing services and other revenues decreased $13 million, or 2%, in 2015 compared to 2014. The decrease was driven primarily by a negative impact from foreign currency movements relative to the U.S. dollar. FX-Neutral Classifieds marketing services and other revenues increased by 15% in 2015 compared to 2014. The increase in FX-Neutral Classifieds marketing services and other revenues was driven primarily by increased revenue from our Classifieds platforms in our developed markets of Germany, Canada and the UK.

Marketing services and other revenues increased $106 million, or 6%, in 2014 compared to 2013, and represented 21% of total net revenues for both periods. The increase in marketing services and other revenues was driven primarily by increased Classifieds revenue, and to a lesser extent, increased revenue in our Marketplace marketing services.

Marketplace marketing services and other revenues increased $13 million, or 1%, in 2014 compared to 2013. The increase in Marketplace marketing services and other revenues was primarily driven by revenue from advertising displayed on our Marketplace international platforms.

Classifieds marketing services and other revenues increased $95 million, or 15%, in 2014 compared to 2013. The increase in Classifieds marketing services and other revenues was driven primarily by increased revenue from our Classifieds platforms in our developed markets of Germany, Canada and the UK.

Summary of Cost of Net Revenues

The following table summarizes changes in cost of net revenues for the periods presented:

	Year Ended December 31,			Change from 2014 to 2015		Change from 2013 to 2014
	2015	2014	2013	in Dollars	in %	in Dollars	in %
	(In millions, except percentages)
Cost of net revenues	$1,771	$1,663	$1,492	$108	6%	$171	11%
As a percentage of net revenues	20.6%	18.9%	18.1%

Cost of net revenues consists primarily of costs associated with customer support, site operations, and payment processing. Significant components of these costs include employee compensation, contractor costs, facilities costs, depreciation of equipment and amortization expense, bank transaction fees, and credit card interchange and assessment fees.

Cost of net revenues increased $108 million, or 6%, in 2015 compared to 2014. The increase was due primarily to continued investment in our site operations and data centers and an increase in transaction fees for payment services offset by a favorable impact due to foreign currency movements relative to the U.S. dollar. The increase in transaction fees for payment services consists primarily of the impact of transaction fees for payment services provided by PayPal which were not included in cost of net revenues prior to the Distribution. Cost of net revenues as a percentage of net revenues was 20.6% and 18.9% respectively, in 2015 and 2014.

Cost of net revenues increased $171 million, or 11%, in 2014 compared to 2013. The increase was due primarily to an increase in volume and continued investment in our site operations, data centers and customer support. Cost of net revenues as a percentage of net revenues was 18.9% and 18.1% respectively, in 2014 and 2013.

Summary of Operating Expenses, Interest and Other, net, and Provision for Income Taxes

The following table summarizes changes in operating expenses, interest and other, net and provision for income taxes for the periods presented:

	Year Ended December 31,			Change from 2014 to 2015		Change from 2013 to 2014
	2015	2014	2013	in Dollars	in %	in Dollars	in %
	(In millions, except percentage changes)
Sales and marketing	$2,267	$2,442	$2,144	$(175)	(7)%	$298	14%
Product development	923	983	915	(60)	(6)%	68	7%
General and administrative	1,122	889	880	233	26%	9	1%
Provision for transaction losses	271	262	236	9	3%	26	11%
Amortization of acquired intangible assets	41	75	136	(34)	(45)%	(61)	(45)%
Interest and other, net	209	39	117	170	436%	(78)	(67)%

The following table summarizes operating expenses, interest and other, net and provision for income taxes as a percentage of net revenues for the periods presented:

	Year Ended December 31,
	2015	2014	2013
Sales and marketing	26%	28%	26%
Product development	11%	11%	11%
General and administrative	13%	10%	11%
Provision for transaction losses	3%	3%	3%
Amortization of acquired intangible assets	—%	1%	2%
Interest and other, net	2%	—%	1%

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

Sales and marketing expense decreased by $175 million, or 7%, in 2015 compared to 2014. The decrease in sales and marketing expense was due primarily to the positive impact from foreign currency movements relative to the U.S. dollar, a decrease in marketing program costs due in part to a shift in certain buyer and seller incentives (for which associated expenses are recorded as a reduction in revenue instead of sales and marketing expense) and employee-related savings from our global workforce reduction. Sales and marketing expense as a percentage of net revenues were 26% and 28% in 2015 and 2014, respectively.

Sales and marketing expense increased by $298 million, or 14%, in 2014 compared to 2013. The increase in sales and marketing expense was due primarily to an increase in marketing program costs (both online and offline programs), our brand campaign and higher employee-related expenses (including consultant costs). Sales and marketing expense as a percentage of net revenues were 28% and 26% in 2014 and 2013, respectively.

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

Capitalized internal use and platform development costs were $136 million and $144 million in 2015 and 2014, respectively, and are primarily reflected as a cost of net revenues when amortized in future periods.

Product development expenses decreased by $60 million, or 6%, in 2015 compared to 2014. The decrease was due primarily to the positive impact from foreign currency movements and hedging relative to the U.S. dollar. Product development expenses as a net percentage of revenues were 11% in both 2015 and 2014.

Product development expenses increased by $68 million, or 7%, in 2014 compared to 2013. The increase was due primarily to higher employee-related costs (including consultant costs) driven by increased investment in platforms and mobile. Product development expenses as a net percentage of revenues were 11% in both 2014 and 2013.

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

General and administrative expenses increased $233 million, or 26%, in 2015 compared to 2014. The increase was due primarily to restructuring costs related to our global workforce reduction, costs related to the Distribution (as discussed in Overview above), expenses related to craigslist, Inc. litigation proceedings and an increase in corporate costs due to a reduction in synergies that existed prior to the Distribution. General and administrative expenses as a percentage of net revenues were 13% in 2015 and 10% in 2014.

General and administrative expenses increased $9 million, or 1%, in 2014 compared to 2013. The increase was due primarily to higher employee-related costs. General and administrative expenses as a percentage of net revenues were 10% in 2014 and 11% in 2013.

Provision for Transaction Losses

Provision for transaction losses consists primarily of transaction loss expense associated with our customer protection programs, fraud and bad debt expense associated with our accounts receivable balance. We expect our provision for transaction losses to fluctuate depending on many factors, including changes to our customer protection programs and the impact of regulatory changes.

Provision for transaction losses increased by $9 million, or 3%, in 2015 compared to 2014. This increase was driven primarily by higher customer protection program costs, partially offset by a decrease in bad debt expense. Provision for transaction loss expense as a percentage of net revenues was 3% in both 2015 and 2014.

Provision for transaction losses increased by $26 million, or 11%, in 2014 compared to 2013. This increase was driven primarily by an increase in transaction volume, partially offset by improvements in our fraud detection models. Provision for transaction loss expense as a percentage of net revenues was 3% in both 2014 and 2013, respectively.

Amortization of Acquired Intangible Assets

From time to time we have purchased, and we expect to continue to purchase, assets and businesses. These purchase transactions generally result in the creation of acquired intangible assets with finite lives and lead to a corresponding increase in our amortization expense in periods subsequent to acquisition. We amortize intangible assets over the period of estimated benefit, using the straight-line method and estimated useful lives ranging from one to six years. Amortization of acquired intangible assets is also impacted by our sales of assets and businesses and timing of acquired intangible assets becoming fully amortized. See "Note 5 - Goodwill and Intangible Assets" to our consolidated financial statements included in this report.

Amortization of acquired intangible assets decreased by $34 million, or 45%, in 2015 compared to 2014. The decrease was due to certain intangible assets becoming fully amortized during the year.

Amortization of acquired intangible assets decreased by $61 million, or 45%, in 2014 compared to 2013. The decrease was due to certain intangible assets becoming fully amortized during the year.

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

Interest and other, net, increased $170 million in 2015 compared to 2014. The increase in interest and other, net was due primarily to gains on sale of investments partially offset by an increase in interest expense due to the issuance of debt securities in July 2014 and a decrease in interest income due to a lower overall cash, short-term investments and long-term investments balances after the Distribution.

Interest and other, net, decreased $78 million in 2014 compared to 2013. The decrease in interest and other, net was due primarily to a gain on the sale of certain investments in September 2013.

Provision for Income Taxes

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Provision for income taxes	$459	$3,380	$504
Effective tax rate	19%	134%	20%

Our effective tax rate was 19% in 2015 compared to 134% in 2014. The decrease in our effective tax rate during 2015 compared to 2014 was due primarily to the recognition in 2014 of deferred tax liabilities of approximately $3.0 billion of U.S. income and applicable foreign withholding taxes on $9.0 billion of undistributed foreign earnings of certain of our foreign subsidiaries for 2013 and prior years. This was partially offset by the tax effect of gains on sale of certain investments in 2015.

Our effective tax rate was 134% in 2014 compared to 20% in 2013. The increase in our effective tax rate during 2014 compared to 2013 was due primarily to the recognition of deferred tax liabilities related to undistributed foreign earnings of certain of our non-U.S. subsidiaries for 2013 and prior years discussed above, partially offset by the release of the valuation allowance on our capital loss carryover.

Our relative pretax earnings and revenues attributable to the U.S. as compared to the rest of the world may differ over time. For the year ended December 31, 2015, our U.S. share of pretax income and net revenues was 16.5% and 42.2%, respectively. For the year ended December 31, 2014, our U.S. share of pretax income and net revenues was 20.3% and 40.1%, respectively. The difference in relative pretax income and net revenues attributable to the U.S., as compared to the rest of the world for both 2015 and 2014, was primarily related to larger stock-based compensation expense recorded in the U.S. for U.S. based employees, overhead related to our corporate operations which are primarily U.S. based and higher average margins earned by non-U.S. businesses.

Our provision for income taxes differs from the provision computed by applying the U.S. federal statutory rate of 35% due primarily to lower tax rates associated with certain earnings from our operations in certain lower-tax jurisdictions outside the U.S. The impact on our provision for income taxes of foreign income being taxed at different rates than the U.S. federal statutory rate was a benefit of approximately $399 million in 2015, $432 million in 2014 and $403 million in 2013. We benefit from tax rulings concluded in several different jurisdictions, most significantly Switzerland and Luxembourg. These rulings provide for significantly lower rates of taxation on certain classes of income. The cash benefit of these reduced rates totaled approximately $319 million in 2015, $339 million in 2014 and $328 million in 2013. The foreign jurisdictions with lower tax rates that had the most significant impact on our provision for income taxes in the periods presented include Switzerland and Luxembourg. See "Note 17 - Income Taxes" to the consolidated financial statements included in this report for more information on our tax rate reconciliation.

Our provision for income taxes is volatile and, in general, is adversely impacted by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates. Our provision for income taxes does not include provisions for U.S. income taxes and foreign withholding taxes associated with $6 billion of undistributed earnings of certain foreign subsidiaries because we intend to reinvest those earnings indefinitely in our foreign subsidiaries. If these earnings were distributed into the U.S. in the form of dividends to eBay companies domiciled in the U.S.

or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries including Switzerland and Luxembourg, is subject to reduced tax rates. Our failure to meet these commitments could adversely impact our provision for income taxes. Additionally, please see the information in "Item 1A: Risk Factors" under the caption "We may have exposure to greater than anticipated tax liabilities."

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

Discontinued Operations

On July 17, 2015, we completed the Distribution, pursuant to which PayPal became an independent company. Beginning in the third quarter of 2015, PayPal's historical financial results for periods prior to the Distribution have been reflected in our consolidated statement of income, retrospectively, as discontinued operations. Additionally, the related assets and liabilities associated with the discontinued operations in the prior year consolidated balance sheet are classified as discontinued operations. Pursuant to the terms of the separation and distribution agreement entered into between us and PayPal on June 26, 2015, upon Distribution, assets related to the PayPal business were transferred to, and liabilities related to the PayPal business were retained or assumed by, PayPal. See "Note 4 - Discontinued Operations" to our consolidated financial statements included in this report.

During the second quarter of 2015, our Board approved a plan to sell Enterprise. As a result, the Enterprise financial results were reflected in our consolidated statement of income, retrospectively, as discontinued operations beginning in the second quarter of 2015. On July 16, 2015, we signed a definitive agreement to sell Enterprise and on November 2, 2015, the sale closed. As a result, the related assets and liabilities associated with the discontinued operations in the prior year consolidated balance sheet are classified as discontinued operations. See "Note 4 - Discontinued Operations" to our consolidated financial statements included in this report.

Non-GAAP Measure of Financial Performance

To supplement our consolidated financial statements presented in accordance with generally accepted accounting principles, or GAAP, we use FX-Neutral net revenues, which are non-GAAP financial measures. We define the FX-Neutral net revenue as net revenue minus the exchange rate effect. We define exchange rate effect as the year-over-year impact of foreign currency movements using prior period foreign currency rates applied to current year transactional currency amounts.

These non-GAAP measures are not in accordance with, or an alternative to, measures prepared in accordance with GAAP and may be different from non-GAAP measures used by other companies. In addition, these non-GAAP measures are not based on any comprehensive set of accounting rules or principles. Non-GAAP measures have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP. These measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP measures.

Reconciliation of FX-neutral net revenues to the most directly comparable GAAP measure can be found in the table under "Impact of Foreign Currency Exchange Rates" included above. These non-GAAP measures are provided to enhance investors' overall understanding of our current financial performance and its prospects for the future. Specifically, we believe these non-GAAP measures provide useful information to both management and investors by excluding the foreign currency exchange rate impact that may not be indicative of our core operating results and business outlook. In addition, because we have historically reported certain non-GAAP results to investors, we believe that the inclusion of these non-GAAP measures provide consistency in our financial reporting.

In addition to these corresponding GAAP measures, management uses the foregoing non-GAAP measures in reviewing our financial results.

Liquidity and Capital Resources

Cash Flows

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Net cash provided by (used in):
Continuing operating activities	$2,877	$3,228	$2,932
Continuing investing activities	(673)	(1,325)	(3,620)
Continuing financing activities	(2,960)	(1,047)	(1,431)
Effect of exchange rates on cash and cash equivalents	(364)	(148)	48
Net increase (decrease) in cash and cash equivalents - discontinued operations	(3,376)	1,126	(252)
Net increase/(decrease) in cash and cash equivalents	$(4,496)	$1,834	$(2,323)

Continuing Operating Activities

The net cash provided by continuing operating activities of $2.9 billion in 2015 was due primarily to net income of $1.7 billion with adjustments for loss from discontinued operations of $222 million, $687 million in depreciation and amortization,$379 million in stock-based compensation and $271 million in provision for transaction losses and a decrease of $195 million related to gain on sale of investments and $106 million in changes in assets and liabilities, net of acquisition effects.

The net cash provided by continuing operating activities of $3.2 billion in 2014 was due primarily to net income of $46 million with adjustments for income from discontinued operations of $911 million, $682 million in depreciation and amortization, $344 million in stock-based compensation, $262 million in provision for transaction losses, $2.7 billion in deferred income taxes and $148 million in changes in assets and liabilities, net of acquisition effects.

The net cash provided by continuing operating activities of $2.9 billion in 2013 was due primarily to net income of $2.9 billion with adjustments for income from discontinued operations of $789 million, $660 million in depreciation and amortization, $298 million in stock-based compensation expense and $236 million in provision for transaction and loan losses and a decrease of $109 million in changes in assets and liabilities.

Cash paid for income taxes in 2015, 2014 and 2013 was $256 million, $343 million and $466 million, respectively.

Continuing Investing Activities

The net cash used in continuing investing activities of $673 million in 2015 was due primarily to cash paid for purchases of investments of $6.7 billion, purchases of property and equipment of $668 million and net cash paid for acquisition of businesses of $24 million, partially offset by proceeds of $6.8 billion from the maturities and sales of investments.

The net cash used in continuing investing activities of $1.3 billion in 2014 was due primarily to cash paid for purchases of investments of $8.8 billion, purchases of property and equipment of $622 million and net cash paid for acquisition of businesses of $55 million partially offset by proceeds of $8.1 billion from the maturities and sales of investments.

The net cash used in continuing investing activities of $3.6 billion in 2013 was due primarily to net cash paid for purchases of investments of $6.9 billion, purchases of property and equipment of $678 million and net cash paid for acquisition of businesses of $138 million partially offset by proceeds of $3.6 billion from the maturities and sales of investments and $485 million from the repayment of note receivable and sale of related equity investments.

The largely offsetting effects of purchases of investments and maturities and sale of investments results from the management of our portfolio of short term and long term investments. As our immediate cash needs change, purchase and sale activity will fluctuate. In the year ended December 31, 2014, a portion of the proceeds from the issuance of senior notes were used to purchase investments in our short term and long term portfolios.

Continuing Financing Activities

The net cash used in continuing financing activities of $3.0 billion in 2015 was due primarily to cash outflows from $2.1 billion to repurchase common stock, $850 million payment of debt upon maturity and cash paid for tax withholdings in the amount of $245 million related to net share settlements of restricted stock units and awards. These cash outflows were partially offset by cash inflows of $221 million from the issuance of common stock in connection with the exercise of stock options and the effect of $74 million of excess tax benefits from stock-based compensation.

The net cash used in continuing financing activities of $1.0 billion in 2014 was due primarily to cash outflows of $4.7 billion to repurchase common stock and cash paid for tax withholdings in the amount of $252 million related to net share settlements of restricted stock units and awards. These cash outflows were partially offset by cash inflows from $3.5 billion from the issuance of senior notes, $300 million from the issuance of common stock in connection with the exercise of stock options and the effect of $75 million of excess tax benefits from stock-based compensation.

The net cash used in continuing financing activities of $1.4 billion in 2013 was due primarily to cash outflows of $1.3 billion in cash paid to repurchase our common stock, $400 million payment of debt upon maturity and $267 million in cash paid for tax withholdings related to net share settlements of restricted stock units. These cash outflows were partially offset by cash inflows of $437 million from the issuance of common stock in connection with the exercise of stock options, and $112 million in excess tax benefits from stock based compensation.

The negative effect of currency exchange rates on cash and cash equivalents during 2015 was due to the strengthening of the U.S. dollar against other currencies, primarily the Euro. The negative effect of currency exchange rates on cash and cash equivalents during 2014 was due to the strengthening of the U.S. dollar against certain foreign currencies, primarily the Euro and Korean won. The positive effect of currency exchange rates on cash and cash equivalents during 2013 was due to the weakening of the U.S. dollar against certain foreign currencies, primarily the Euro.

Stock Repurchases

In January 2014, our Board authorized a stock repurchase program that provided for the repurchase of up to an additional $5 billion of our common stock, with no expiration from the date of authorization. In January 2015, our Board authorized an additional $2 billion stock repurchase program, with no expiration from the date of authorization. In June 2015, our Board authorized an additional $1 billion stock repurchase program, with no expiration from the date of authorization. The stock repurchase programs are intended to programmatically offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, to make opportunistic repurchases of our common stock to reduce outstanding share count. Any share repurchases under our stock repurchase programs may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives.

During 2015, we repurchased approximately $2.1 billion of our common stock under our stock repurchase programs. As of December 31, 2015, a total of approximately $1.8 billion remained available for future repurchases of our common stock under our January 2015 and June 2015 repurchase programs and no amount remained available under our January 2014 repurchase program.

We expect, subject to market conditions and other uncertainties, to continue making opportunistic repurchases of our common stock. However, our stock repurchase programs may be limited or terminated at any time without prior notice. The timing and actual number of shares repurchased will depend on a variety of factors, including corporate and regulatory requirements, price and other market conditions and management’s determination as to the appropriate use of our cash.

Shelf Registration Statement and Long-Term Debt

At December 31, 2015, we had an effective shelf registration statement on file with the Securities and Exchange Commission that allows us to issue various types of debt securities, as well as common stock, preferred stock, warrants, depositary shares representing fractional interest in shares of preferred stock, purchase contracts and units from time to time in one or more offerings. Each issuance under the shelf registration statement will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. The registration statement does not limit the amount of securities that may be issued thereunder. Our ability to issue securities is subject to market conditions and other factors including, in the case of our debt securities, our credit ratings and compliance with the covenants in our credit agreement.

We previously issued senior notes in underwritten public offerings under prior registration statements. The senior notes that remained outstanding as of December 31, 2015 consisted of $450 million aggregate principal amount of floating rate notes due 2017, $1.0 billion aggregate principal amount of 1.35% fixed rate notes due 2017, $400 million aggregate principal amount of floating rate notes due 2019, $1.15 billion aggregate principal amount of 2.2% fixed rate notes due 2019, $500 million aggregate principal amount of 3.250% fixed rate notes due 2020, $1.0 billion aggregate principal amount of 2.60% fixed rate notes due 2022, $750 million aggregate principal amount of 2.875% fixed rate notes due 2021, $750 million aggregate principal amount of 3.45% fixed rate notes due 2024 and $750 million aggregate principal amount of 4.00% fixed rate notes due 2042. The net proceeds from the sale of these senior notes were used for general corporate purposes, including, among other things, the repayment of outstanding commercial paper borrowings.

During the year ended December 31, 2015, $250 million aggregate principal amount of 0.700% fixed rate notes due 2015 and $600 million aggregate principal amount of 1.625% fixed rate notes due 2015 matured and were repaid during the year.

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

Commercial Paper

In connection with entering into the credit agreement described below, in November 2015, the Company reduced the aggregate principal amount at maturity of commercial paper notes which may be outstanding under its commercial paper program at any time from $2.0 billion to $1.5 billion to correspond with the $1.5 billion of available borrowing capacity it maintains under the credit agreement for the repayment of commercial paper borrowings in the event it is unable to repay those borrowings from other sources when they become due. We have a $1.5 billion commercial paper program pursuant to which we may issue commercial paper notes with maturities of up to 397 days from the date of issue in an aggregate principal amount of up to $1.5 billion at any time outstanding. As of December 31, 2015, there were no commercial paper notes outstanding.

Credit Agreement

In November 2015, we entered into a credit agreement that provides for an unsecured $2 billion five-year revolving credit facility. We may also, subject to the agreement of the applicable lenders, increase the commitments under the revolving credit facility by up to an aggregate amount of $1 billion. Funds borrowed under the credit agreement may be used for working capital, capital expenditures, acquisitions and other general corporate purposes. The credit agreement replaced our prior $3.0 billion unsecured revolving credit agreement, entered into in November 2011.

As of December 31, 2015, no borrowings were outstanding under our $2 billion credit agreement. However, as described above, we have an up to $1.5 billion commercial paper program and therefore maintain $1.5 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due. As a result, at December 31, 2015, $500 million of borrowing capacity was available for other purposes permitted by the credit agreement.

Loans under the credit agreement bear interest at either (i) the London Interbank Offered Rate (“LIBOR”) plus a margin (based on our public debt credit ratings) ranging from 0.875 percent to 1.5 percent or (ii) a formula based on the agent bank's prime rate, the federal funds effective rate plus 0.5 percent or LIBOR plus 1.0 percent, plus a margin (based on our public debt credit ratings) ranging from 0.0 percent to 0.5 percent. The credit agreement will terminate and all amounts owing thereunder will be due and payable on November 9, 2020, unless (a) the commitments are terminated earlier, either at our request or, if an event of default occurs, by the lenders (or automatically in the case of certain bankruptcy-related events of default), or (b) the maturity date is extended upon our request, subject to the agreement of the lenders. The credit agreement contains customary representations, warranties, affirmative and negative covenants, including financial covenants, events of default and indemnification provisions in favor of the banks. The negative covenants include restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case, subject to certain exceptions. The financial covenants require us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio.

We were in compliance with all covenants in our outstanding debt instruments for the period ended December 31, 2015.

Credit Ratings

Our credit ratings were downgraded as a result of the Distribution. As of January 1, 2014, our long-term debt and short-term funding were rated investment grade by Standard and Poor's Financial Services, LLC (long-term rated A, short-term rated A-1, with a stable outlook), Moody's Investor Service (long-term rated A2, short-term rated P-1, with a stable outlook), and Fitch Ratings, Inc. (long-term rated A, short-term rated F-1, with a stable outlook). All of these credit rating agencies lowered their ratings in connection with the Distribution, which occurred on July 17, 2015. Since July 20, 2015, we have been rated investment grade by Standard and Poor's Financial Services, LLC (long-term rated BBB+, short-term rated A-2, with a stable outlook), Moody's Investor Service (long-term rated Baa1, short-term rated P-2, with a stable outlook), and Fitch Ratings, Inc. (long-term rated BBB, short-term rated F-2, with a stable outlook). We disclose these ratings to enhance the understanding of our sources of liquidity and the effects of these ratings on our costs of funds. Our borrowing costs depend, in part, on our credit ratings and any further actions taken by these credit rating agencies to lower our credit ratings, as described above, will likely increase our borrowing costs.

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

Payments Due During the Year Ending December 31,	Debt	Leases	Purchase Obligations	Total
	(In millions)
2016	$164	$55	$175	$394
2017	1,613	52	83	1,748
2018	148	35	64	247
2019	1,697	30	13	1,740
2020	516	25	5	546
Thereafter	4,191	25	—	4,216
	$8,329	$222	$340	$8,891

The significant assumptions used in our determination of amounts presented in the above table are as follows:

•
Debt amounts include the principal and interest amounts of the respective debt instruments. For additional details related to our debt, please see “Note 11 – Debt” to the consolidated financial statements included in this report. This table does not reflect any amounts payable under our $2 billion revolving credit facility or $1.5 billion commercial paper program, for which no borrowings were outstanding as of December 31, 2015.

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

As we are unable to reasonably predict the timing of settlement of liabilities related to unrecognized tax benefits, net, the table does not include $416 million of such non-current liabilities included in deferred and other tax liabilities recorded on our consolidated balance sheet as of December 31, 2015.

Liquidity and Capital Resource Requirements

As of December 31, 2015 and December 31, 2014, we had assets classified as cash and cash equivalents, as well as short-term and long-term non-equity investments, in an aggregate amount of $8.5 billion and $12.4 billion, respectively. As of December 31, 2015, this amount included assets held in certain of our foreign operations totaling approximately $7.0 billion. Of the $7.0 billion held by our non-U.S. subsidiaries, approximately $4.8 billion was available for use in the U.S. without incurring additional U.S. income taxes in excess of the amounts already accrued in our consolidated financial statements as of December 31, 2015. As of December 31, 2015, we had not repatriated any of these funds to the U.S. and, as a result, we have not yet paid U.S. tax on any portion of these funds. To the extent we repatriate this $4.8 billion of undistributed foreign earnings, we estimate, based on current tax rates, that it would increase our U.S. cash by approximately $3.2 billion, net of related tax paid. The remaining amount of non-U.S. cash and cash equivalents, as well as short-term and long-term non-equity investments, have been indefinitely reinvested and, therefore, no U.S. current or deferred taxes have been accrued as this amount is necessary to support our planned ongoing investments in our foreign operations. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the U.S., and we do not expect that we will need to repatriate the funds we have designated as indefinitely reinvested outside the U.S. Under current tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as indefinitely reinvested, we will be required to pay U.S. income and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs.

In connection with the Distribution, we reviewed our capital allocation strategy to ensure that each of PayPal and eBay would be well capitalized at Distribution. As part of this strategy, we contributed approximately $3.8 billion of cash to PayPal. This contribution consisted of approximately $1.8 billion of domestic sources and $2.0 billion of international sources.

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

Off-Balance Sheet Arrangements

As of December 31, 2015, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

We have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under the arrangement. As of December 31, 2015, we had a total of $2.4 billion in cash withdrawals offsetting our $2.4 billion in Aggregate Cash Deposits held within the financial institution under the cash pooling arrangements.

Indemnification Provisions

We entered into a separation and distribution agreement and various other agreements with PayPal to govern the separation and relationship of the two companies going forward. These agreements provide for specific indemnity and liability obligations and could lead to disputes between us and PayPal, which may be significant. In addition, the indemnity rights we have against PayPal under the agreements may not be sufficient to protect us and our indemnity obligations to PayPal may be significant.

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

Revenue Recognition

We may enter into certain revenue transactions, primarily related to certain advertising contracts, that are considered multiple element arrangements (arrangements with more than one deliverable). We also may enter into arrangements to purchase goods and/or services from certain customers. As a result, significant interpretation and judgment is sometimes required to determine the appropriate accounting for these transactions including: (1) how the arrangement consideration should be allocated among potential multiple deliverables; (2) developing an estimate of the stand-alone selling price of each deliverable; (3) whether revenue should be reported gross (as eBay is acting as a principal), or net (as eBay is acting as an agent); (4) when we provide cash consideration to our customers, determining whether we are receiving an identifiable benefit that is separable from the customer's purchase of our products and/or services and for which we can reasonably estimate fair value; and (5) whether the arrangement would be characterized as revenue or reimbursement of costs incurred. Changes in judgments with respect to these assumptions and estimates could impact the timing or amount of revenue recognition.

Accounting for Income Taxes

Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective government taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties. We review our tax positions quarterly and adjust the balances as new information becomes available. Our income tax rate is significantly affected by the tax rates that apply to our foreign earnings. In addition to local country tax laws and regulations, our income tax rate depends on the extent that our earnings are indefinitely reinvested outside the U.S. Indefinite reinvestment is determined by management's judgment about and intentions concerning our future operations. At December 31, 2015, $6.0 billion of earnings had been indefinitely reinvested outside the U.S., primarily in active non-U.S. business operations. We do not intend to repatriate these earnings to fund U.S. operations and, accordingly, we do not provide for U.S. federal income and foreign withholding tax on these earnings.

Deferred tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely heavily on estimates that are based on a number of factors, including our historical experience and short-range and long-range business forecasts. At December 31, 2015, we had a valuation allowance on certain loss carryforwards based on our assessment that it is more likely than not that the deferred tax asset will not be realized.

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

The following table illustrates our effective tax rates for 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(In millions, except percentages)
Provision for income taxes	$459	$3,380	$504
As a % of income before income taxes	19%	134%	20%

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

Based on our results for the year ended December 31, 2015, a one-percentage point change in our provision for income taxes as a percentage of income before taxes would have resulted in an increase or decrease in the provision of approximately $24 million, resulting in an approximate $0.02 change in diluted earnings per share.

Stock-Based Compensation

We measure and recognize stock-based compensation expense based on the fair value measurement for all share-based payment awards made to our employees and directors, including employee stock options, employee stock purchases and restricted stock awards, over the service period for awards expected to vest. Stock-based compensation expense recognized for 2015, 2014 and 2013 was $379 million, $344 million and $298 million, respectively. See “Note 16 - Stock-Based and Employee Savings Plans” to the consolidated financial statements included in this report.

We calculated the fair value of each restricted stock award based on our stock price on the date of grant. We calculated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. The determination of fair value of stock option awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of additional variables described below. The use of a Black-Scholes model requires extensive actual employee exercise behavior data and a number of assumptions, including expected life, expected volatility, risk-free interest rate and dividend yield. As a result, future stock-based compensation expense may differ from our historical amounts. The weighted-average grant-date fair value of stock options granted during 2015, 2014 and 2013 was $6.84, $13.59 and $15.39 per share, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	Year Ended December 31,
	2015	2014	2013
Risk-free interest rate	1.4%	1.2%	0.6%
Expected life (in years)	4.1	4.1	4.1
Dividend yield	—%	—%	—%
Expected volatility	27%	29%	34%
Our computation of expected volatility for 2015, 2014 and 2013 was based on a combination of historical and market-based implied volatility from traded options on our stock. Our computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award was based on the U.S. Treasury yield curve in effect at the time of grant. The estimation of awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating forfeitures, including employee class and historical experience.

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

At December 31, 2015, our goodwill totaled $4.5 billion and our identifiable intangible assets, net totaled $90 million. We assess the impairment of goodwill of our reporting units annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit's carrying value is compared to its fair value. The fair values of the reporting units are estimated using market and discounted cash flow approaches. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The discounted cash flow approach uses expected future operating results. The market approach uses comparable company information to determine revenue and earnings multiples to value our reporting units. Failure to achieve these expected results or market multiples may cause a future impairment of goodwill at the reporting unit. We conducted our annual impairment test of goodwill as of August 31, 2015 and 2014. Additionally, we evaluated impairment based on the significant activities regarding the Distribution and Enterprise divestiture during the year. See “Note 4 - Discontinued Operations” to the consolidated financial statements included in this report for further detail. As of December 31, 2015, we determined that no further impairment of the carrying value of goodwill for any reporting units was required. See “Note 5 - Goodwill and Intangible Assets” to the consolidated financial statements included in this report.

Provision for Transaction Losses

Provision for transaction losses consists primarily of transaction loss expense associated with our customer protection programs, fraud and bad debt expense associated with our accounts receivable balance. We expect our provision for transaction losses to fluctuate depending on many factors, including changes to our customer protection programs and the impact of regulatory changes.

The following table illustrates the provision for transaction losses as a percentage of net revenues for 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(In millions, except percentages)
Net revenues	$8,592	$8,790	$8,257
Provision for transaction losses	$271	$262	$236
Provision for transaction losses as a % of net revenues	3.2%	3.0%	2.9%

Determining appropriate allowances for these losses is an inherently uncertain process and is subject to numerous estimates and judgments, and ultimate losses may vary from the current estimates. We regularly update our allowance estimates as new facts become known and events occur that may impact the settlement or recovery of losses. The allowances are maintained at a level we deem appropriate to adequately provide for losses incurred at the balance sheet date. An aggregate 50 basis point deviation from our provision for transaction losses as a percentage of net revenues would have resulted in an increase or decrease in operating income of approximately $43 million in 2015, resulting in an approximate $0.02 change in diluted earnings per share.

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

From time to time, we are involved in disputes and regulatory inquiries that arise in the ordinary course of business. We are currently involved in legal proceedings, some of which are discussed in “Item 1A: Risk Factors,” “Item 3: Legal Proceedings” and “Note 13 - Commitments and Contingencies” to the consolidated financial statements included in this report. We believe that we have meritorious defenses to the claims against us, and we intend to defend ourselves vigorously. However, even if successful, our defense against certain actions will be costly and could require significant amounts of management's time and result in the diversion of significant operational resources. If the plaintiffs were to prevail on certain claims, we might be forced to pay significant damages and licensing fees, modify our business practices or even be prohibited from conducting a significant part of our business. Any such results could materially harm our business and could result in a material adverse impact on the financial position, results of operations or cash flows.

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

As of December 31, 2015, approximately 19% of our total cash and investment portfolio was held in cash and cash equivalents. As such, changes in interest rates will impact interest income. As discussed below, fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates.

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

As of December 31, 2015, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate investment securities may be adversely impacted due to a rise in interest rates. In general, fixed-rate securities with longer maturities are subject to greater interest-rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest-rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease and may also suffer a decline in market value if interest rates increase. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. As of December 31, 2015, the balance of our government bond and corporate debt security portfolio was $6.6 billion, which represented approximately 69% of our total cash and investment portfolio. A 100 basis point increase or decrease in interest rates would not have a material impact on our financial assets or liabilities as of December 31, 2015.

Investment Risk

The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of asset types, including bank deposits, government bonds and corporate debt securities.

As of December 31, 2015, our cost and equity method investments totaled $124 million, which represented approximately 1% of our total cash and investment portfolio, and were primarily related to equity method investments in privately held companies. We review our investments for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value is other-than-temporary. Our analysis includes a review of recent operating results and trends, recent sales/acquisitions of the securities in which we have invested and other publicly available data.

Equity Price Risk

We are exposed to equity price risk on marketable equity instruments due to market volatility. As of December 31, 2015, the total fair value of our marketable equity instruments (primarily related to our equity holdings in MercadoLibre) was $929 million, which represented approximately 10% of our total cash and investment portfolio.

Foreign Currency Risk

Our commerce platforms operate globally, resulting in certain revenues and costs that are denominated in foreign currencies, primarily the Euro, British pound, Korean won and Australian dollar, subjecting us to foreign currency risk which may adversely impact our financial results. We transact business in various foreign currencies and have significant international revenues as well as costs. In addition, we charge our international subsidiaries for their use of intellectual property and technology and for certain corporate services we provide. Our cash flow, results of operations and certain of our intercompany balances that are exposed to foreign exchange rate fluctuations may differ materially from expectations and we may record significant gains or losses due to foreign currency fluctuations and related hedging activities.

We have a foreign exchange exposure management program designed to identify material foreign currency exposures, manage these exposures and reduce the potential effects of currency fluctuations on our reported consolidated cash flows and results of operations through the purchase of foreign currency exchange contracts. The effectiveness of the program and the resulting usage of foreign exchange derivative contracts is at times limited by our ability to achieve cash flow hedge accounting. These foreign currency exchange contracts are accounted for as derivative instruments; for additional details related to our derivative instruments, please see “Note 9 – Derivative Instruments” to our consolidated financial statements included in this report.

We use foreign exchange derivative contracts and invest non-U.S. cash in U.S. denominated investments to ultimately protect our forecasted U.S. dollar-equivalent earnings from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but do not entirely eliminate, the impact of adverse currency exchange rate movements. Most of these contracts are designated as cash flow hedges for accounting purposes. For qualifying cash flow hedges, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (AOCI) and subsequently reclassified into earnings in the same period the forecasted transaction affects earnings. The ineffective portion of the unrealized gains and losses on these contracts, if any, is recorded immediately in earnings. For contracts not designated as cash flow hedges for accounting purposes, the derivative's gain or loss is recognized immediately in interest and other, net, in our consolidated statement of income. However, only certain revenue and costs are eligible for cash flow hedge accounting. Subsequent to the Distribution, fewer of our currency flows meet the U.S. GAAP criteria for cash flow hedge accounting. While, economically, we face the same currency risks, our statement of income is more subject to volatility due to currency fluctuations.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 20% for all currencies could be experienced in the near term. If the relevant functional currencies weakened by 20% at December 31, 2015, the amount recorded in AOCI related to our foreign exchange derivative contracts qualifying as cash flow hedges, before tax effect, would have been approximately $45 million higher. If the relevant functional currencies strengthened by 20% at December 31, 2015, the amount recorded in AOCI related to our foreign exchange derivative contracts qualifying as cash flow hedges, before tax effect, would have been approximately $27 million lower.

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

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $27 million at December 31, 2015 taking into consideration the offsetting effect of foreign exchange forwards in place as of December 31, 2015.

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

Management's Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.

ITEM 9B: OTHER INFORMATION

Not applicable.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2015.

Code of Ethics, Governance Guidelines and Committee Charters

We have adopted a Code of Business Conduct and Ethics that applies to all eBay employees and directors. We have also adopted a Code of Ethics for Senior Financial Officers that applies to our senior financial officers, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics for Senior Financial Officers is included in our Code of Business Conduct and Ethics posted on our website at https://investors.ebayinc.com/corporate-governance.cfm. We will post any amendments to or waivers from the Code of Ethics for Senior Financial Officers at that location.

We have also adopted Governance Guidelines for the Board of Directors and a written committee charter for each of our Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee. Each of these documents is available on our website at https://investors.ebayinc.com/corporate-governance.cfm.

ITEM 11: EXECUTIVE COMPENSATION

Incorporated by reference from our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2015.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2015.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2015.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2015.

PART IV

Item 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements:
Page Number
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheet	F-2
Consolidated Statement of Income	F-3
Consolidated Statement of Other Comprehensive Income	F-4
Consolidated Statement of Stockholders' Equity	F-5
Consolidated Statement of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-7

2. Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts	F-44
All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

3. Exhibits Required by Item 601 of Regulation S-K
The information required by this Item is set forth in the Index of Exhibits that follows the signature page of this Annual Report.	F-47

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of eBay Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of eBay Inc. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it classifies deferred tax assets and liabilities on the consolidated balance sheet in 2015.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 1, 2016

PART II: FINANCIAL INFORMATION

Item 8:	Financial Statements
eBay Inc.
CONSOLIDATED BALANCE SHEET

	December 31, 2015	December 31, 2014
	(In millions, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,832	$4,105
Short-term investments	4,299	3,730
Accounts receivable, net	619	600
Other current assets	1,154	1,048
Current assets of discontinued operations	—	17,048
Total current assets	7,904	26,531
Long-term investments	3,391	5,736
Property and equipment, net	1,554	1,486
Goodwill	4,451	4,671
Intangible assets, net	90	133
Other assets	395	207
Long-term assets of discontinued operations	—	6,368
Total assets	$17,785	$45,132
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$—	$850
Accounts payable	349	107
Accrued expenses and other current liabilities	1,736	3,830
Deferred revenue	106	108
Income taxes payable	72	125
Current liabilities of discontinued operations	—	12,511
Total current liabilities	2,263	17,531
Deferred and other tax liabilities, net	2,092	522
Long-term debt	6,779	6,777
Other liabilities	75	79
Long-term liabilities of discontinued operations	—	317
Total liabilities	11,209	25,226
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock, $0.001 par value; 3,580 shares authorized; 1,184 and 1,224 shares outstanding	2	2
Additional paid-in capital	14,538	13,887
Treasury stock at cost, 443 and 384 shares	(16,203)	(14,054)
Retained earnings	7,713	18,900
Accumulated other comprehensive income	526	1,171
Total stockholders' equity	6,576	19,906
Total liabilities and stockholders' equity	$17,785	$45,132

The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2015	2014	2013
	(In millions, except per share amounts)
Net revenues	$8,592	$8,790	$8,257
Cost of net revenues	1,771	1,663	1,492
Gross profit	6,821	7,127	6,765
Operating expenses:
Sales and marketing	2,267	2,442	2,144
Product development	923	983	915
General and administrative	1,122	889	880
Provision for transaction losses	271	262	236
Amortization of acquired intangible assets	41	75	136
Total operating expenses	4,624	4,651	4,311
Income from operations	2,197	2,476	2,454
Interest and other, net	209	39	117
Income from continuing operations before income taxes	2,406	2,515	2,571
Provision for income taxes	(459)	(3,380)	(504)
Income (loss) from continuing operations	$1,947	$(865)	$2,067
Income (loss) from discontinued operations, net of income taxes	(222)	911	789
Net income	$1,725	$46	$2,856

Income (loss) per share - basic:
Continuing operations	$1.61	$(0.69)	$1.60
Discontinued operations	(0.18)	0.73	0.60
Net income per share - basic	$1.43	$0.04	$2.20

Income (loss) per share - diluted:
Continuing operations	$1.60	$(0.69)	$1.58
Discontinued operations	(0.18)	0.73	0.60
Net income per share - diluted	$1.42	$0.04	$2.18

Weighted average shares:
Basic	1,208	1,251	1,295
Diluted	1,220	1,251	1,313

The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Net income	$1,725	$46	$2,856
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation gain (loss)	(431)	(323)	208
Unrealized gains (losses) on investments, net	(187)	108	234
Tax benefit (expense) on unrealized gains (losses) on investments, net	56	(37)	(93)
Unrealized gains (losses) on hedging activities, net	(65)	274	(51)
Tax benefit (expense) on unrealized gains (losses) on hedging activities, net	(6)	(7)	2
Other comprehensive income (loss), net of tax	(633)	15	300
Comprehensive income	$1,092	$61	$3,156

The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Common stock:
Balance, beginning of year	$2	$2	$2
Common stock issued	—	—	—
Common stock repurchased/forfeited	—	—	—
Balance, end of year	2	2	2
Additional paid-in-capital:
Balance, beginning of year	13,887	13,031	12,062
Common stock and stock-based awards issued and assumed	230	298	440
Tax withholdings related to net share settlements of restricted stock awards and units	(245)	(252)	(267)
Stock-based compensation	576	693	572
Stock-based awards tax impact	90	117	224
Balance, end of year	14,538	13,887	13,031
Treasury stock at cost:
Balance, beginning of year	(14,054)	(9,396)	(8,053)
Common stock repurchased	(2,149)	(4,658)	(1,343)
Balance, end of year	(16,203)	(14,054)	(9,396)
Retained earnings:
Balance, beginning of year	18,900	18,854	15,998
Net income	1,725	46	2,856
Distribution of PayPal	(12,912)	—	—
Balance, end of year	7,713	18,900	18,854
Accumulated other comprehensive income:
Balance, beginning of year	1,171	1,156	856
Change in unrealized gains (losses) on investments	(187)	108	234
Change in unrealized gains (losses) on cash flow hedges	(65)	274	(51)
Foreign currency translation adjustment	(431)	(323)	208
Tax benefit (provision) on above items	50	(44)	(91)
Distribution of PayPal	(12)	—	—
Balance, end of year	526	1,171	1,156
Total stockholders' equity	$6,576	$19,906	$23,647
Number of Shares:
Common stock:
Balance, beginning of year	1,224	1,294	1,294
Common stock issued	19	18	25
Common stock repurchased/forfeited	(59)	(88)	(25)
Balance, end of year	1,184	1,224	1,294

The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Cash flows from operating activities:
Net income	$1,725	$46	$2,856
(Income) loss from discontinued operations, net of income taxes	222	(911)	(789)
Adjustments:
Provision for transaction losses	271	262	236
Depreciation and amortization	687	682	660
Stock-based compensation	379	344	298
Gain on sale of investments	(195)	(12)	(75)
Deferred income taxes	(32)	2,744	(33)
Excess tax benefits from stock-based compensation	(74)	(75)	(112)
Changes in assets and liabilities, net of acquisition effects
Accounts receivable	(105)	51	(89)
Other current assets	(143)	(36)	(367)
Other non-current assets	143	(3)	(105)
Accounts payable	226	81	(13)
Accrued expenses and other liabilities	(202)	(81)	274
Deferred revenue	9	4	2
Income taxes payable and other tax liabilities	(34)	132	189
Net cash provided by continuing operating activities	2,877	3,228	2,932
Net cash provided by discontinued operating activities	1,156	2,449	2,063
Net cash provided by operating activities	4,033	5,677	4,995
Cash flows from investing activities:
Purchases of property and equipment	(668)	(622)	(678)
Purchases of investments	(6,744)	(8,752)	(6,889)
Maturities and sales of investments	6,781	8,115	3,622
Acquisitions, net of cash acquired	(24)	(55)	(138)
Repayment of note receivable and sale of related equity investments	—	—	485
Other	(18)	(11)	(22)
Net cash used in continuing investing activities	(673)	(1,325)	(3,620)
Net cash used in discontinued investing activities	(2,938)	(1,348)	(2,392)
Net cash used in investing activities	(3,611)	(2,673)	(6,012)
Cash flows from financing activities:
Proceeds from issuance of common stock	221	300	437
Repurchases of common stock	(2,149)	(4,658)	(1,343)
Excess tax benefits from stock-based compensation	74	75	112
Tax withholdings related to net share settlements of restricted stock awards and units	(245)	(252)	(267)
Proceeds from issuance of long-term debt, net	—	3,482	—
Repayment of debt	(850)	—	(400)
Other	(11)	6	30
Net cash used in continuing financing activities	(2,960)	(1,047)	(1,431)
Net cash provided by (used in) discontinued financing activities	(1,594)	25	77
Net cash used in financing activities	(4,554)	(1,022)	(1,354)
Effect of exchange rate changes on cash and cash equivalents	(364)	(148)	48
Net increase (decrease) in cash and cash equivalents	(4,496)	1,834	(2,323)
Cash and cash equivalents at beginning of period	6,328	4,494	6,817
Cash and cash equivalents at end of period	$1,832	$6,328	$4,494
Less: Cash and cash equivalents of discontinued operations - Enterprise	—	29	47
Less: Cash and cash equivalents of discontinued operations - PayPal	—	2,194	1,599
Cash and cash equivalents of continuing operations at end of period	$1,832	$4,105	$2,848

Supplemental cash flow disclosures:
Cash paid for interest	$175	$99	$99
Cash paid for income taxes	$256	$343	$466
The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – The Company and Summary of Significant Accounting Policies

The Company

eBay Inc. is a global commerce leader, including our Marketplace, StubHub and Classifieds platforms. Our Marketplace platforms include our online marketplace located at www.ebay.com, its localized counterparts and the eBay mobile apps. Our StubHub platforms include our online ticket platform located at www.stubhub.com and the StubHub mobile apps. Our Classifieds platforms include a collection of brands such as Mobile.de, Kijiji, Gumtree, Marktplaats, eBay Classifieds and others.

On July 17, 2015, we completed the distribution of 100% of the outstanding common stock of PayPal Holdings, Inc. ("PayPal") to our stockholders (the "Distribution"), pursuant to which PayPal became an independent company. Beginning in the third quarter of 2015, PayPal's financial results for periods prior to the Distribution have been reflected in our consolidated statement of income, retrospectively, as discontinued operations. Additionally, the related assets and liabilities associated with the discontinued operations in the prior year consolidated balance sheet are classified as discontinued operations. Pursuant to the terms of the separation and distribution agreement entered into between us and PayPal on June 26, 2015, upon Distribution, assets related to the PayPal business were transferred to, and liabilities related to the PayPal business were retained or assumed by, PayPal. See "Note 4 - Discontinued Operations" for additional information.

During the second quarter of 2015, our Board of Directors ("Board") approved a plan to sell the businesses underlying our former Enterprise segment ("Enterprise"). As a result, the Enterprise financial results were reflected in our consolidated statement of income, retrospectively, as discontinued operations beginning in the second quarter of 2015. On July 16, 2015, we signed a definitive agreement to sell Enterprise and on November 2, 2015, the sale closed. As a result, the related assets and liabilities associated with the discontinued operations in the prior year consolidated balance sheet are classified as discontinued operations. See "Note 4 - Discontinued Operations" for additional information.

When we refer to “we,” “our,” “us” or “eBay” in this document, we mean the current Delaware corporation (eBay Inc.) and its California predecessor, as well as all of our consolidated subsidiaries, unless otherwise expressly stated or the context otherwise requires.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to provisions for transaction losses, legal contingencies, income taxes, revenue recognition, stock-based compensation, goodwill and the recoverability of intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue recognition

We generate net transaction revenues primarily from final value fees and listing fees paid by sellers. Final value fee revenues are recognized at the time that the transaction is successfully closed, while listing fee revenues are recognized ratably over the estimated period of the listing. An auction transaction is considered successfully closed when at least one buyer has bid above the seller's specified minimum price or reserve price, whichever is higher, at the end of the transaction term.

Our marketing services revenues are derived principally from the sale of advertisements, revenue sharing arrangements, classifieds fees, marketing service fees and lead referral fees. Our advertising revenues are derived principally from the sale of online advertisements. The duration of our advertising contracts has ranged from one week to five years, but is generally one week to one year. Advertising revenues on contracts are recognized as “impressions” (i.e., the number of times that an advertisement appears in pages viewed by users of our platforms) are delivered, or as “clicks” (which are generated each time users on our platforms click through our advertisements to an advertiser's designated website) are provided to advertisers. For contracts with minimum monthly or quarterly advertising commitments where the fee and commitments are fixed throughout the term, we recognize revenue ratably over the term of the agreement. We also may enter into arrangements to purchase services from certain customers and if the service is not considered an identifiable benefit that is separable from the customer's purchase of our services or for which we cannot reasonably estimate fair value, the fees paid to the customer is recorded as a reduction in revenue. Some of our advertising contracts consist of multiple elements which generally include a blend of various impressions and clicks as well as other marketing deliverables. Where neither vendor-specific objective evidence nor third-party evidence of selling price exists, we use management's best estimate of selling price (BESP) to allocate arrangement consideration on a relative basis to each element. BESP is generally based on the selling prices of the various elements when they are sold to customers of a similar nature and geography on a stand-alone basis or estimated stand-alone pricing when the element has not previously been sold on a stand-alone basis. These estimates are generally based on pricing strategies, market factors and strategic objectives. Revenues related to revenue sharing arrangements are recognized based on revenue reports received from our partners, provided that collectability is reasonably assured. Revenues related to fees for listing items on our Classifieds platforms are recognized over the estimated period of the classified listing. Lead referral fee revenue is generated from lead referral fees based on the number of times users click through to a merchant's website from our platforms. Lead referral fees are recognized in the period in which a user clicks through to the merchant's website.

Our other revenues are derived principally from contractual arrangements with third parties that provide services to our users. Revenues from contractual arrangements with third parties are recognized as the contracted services are delivered to end users.

To drive traffic to our platforms, we provide incentives to our users in the form of coupons and buyer and seller rewards. These incentives are generally treated as reductions in revenue.

Internal use software and platform development costs

Direct costs incurred to develop software for internal use and platform development costs are capitalized and amortized over an estimated useful life of one to five years. During the years ended December 31, 2015 and 2014, we capitalized costs, primarily related to labor and stock-based compensation, of $136 million and $144 million, respectively. Amortization of previously capitalized amounts was $110 million, $115 million and $103 million for 2015, 2014 and 2013, respectively. Costs related to the design or maintenance of internal use software and platform development are expensed as incurred.

Advertising expense

We expense the costs of producing advertisements at the time production occurs and expense the cost of communicating advertisements in the period during which the advertising space or airtime is used, in each case as sales and marketing expense. Internet advertising expenses are recognized based on the terms of the individual agreements, which are generally over the greater of the ratio of the number of impressions delivered over the total number of contracted impressions, on a pay-per-click basis, or on a straight-line basis over the term of the contract. Advertising expense totaled $1.0 billion, $1.0 billion and $844 million for the years ended December 31, 2015, 2014 and 2013, respectively.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based compensation

We have equity incentive plans under which we grant equity awards, including stock options, restricted stock units, performance-based restricted stock units, and performance share units, to our directors, officers and employees. We primarily issue restricted stock units. We determine compensation expense associated with restricted stock units based on the fair value of our common stock on the date of grant. We determine compensation expense associated with stock options based on the estimated grant date fair value method using the Black-Scholes valuation model. We generally recognize compensation expense using a straight-line amortization method over the respective vesting period for awards that are ultimately expected to vest. Accordingly, stock-based compensation expense for 2015, 2014 and 2013 has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures. We recognize a benefit from stock-based compensation in equity to the extent that an incremental tax benefit is realized by following the ordering provisions of the tax law. In addition, we account for the indirect effects of stock-based compensation on the research tax credit and the foreign tax credit through our consolidated statement of income.

Provision for transaction losses

Provision for transaction losses consists primarily of losses resulting from our customer protection programs, fraud and bad debt expense associated with our accounts receivable balance. Provisions for these items represent our estimate of actual losses based on our historical experience and many other factors including changes to our customer protection programs, the impact of regulatory changes as well as economic conditions.

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

Cash and cash equivalents

Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less when purchased and are mainly comprised of bank deposits, certificates of deposit and commercial paper.

Allowance for doubtful accounts and authorized credits

We record our allowance for doubtful accounts based upon our assessment of various factors. We consider historical experience, the age of the accounts receivable balances, current economic conditions and other factors that may affect our customers' ability to pay. The allowance for doubtful accounts and authorized credits was $84 million and $86 million at December 31, 2015 and 2014, respectively.

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

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Property and equipment

Property and equipment are stated at historical cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally, one to three years for computer equipment and software, up to thirty years for buildings and building improvements, the shorter of five years or the term of the lease for leasehold improvements and three years for furniture, fixtures and vehicles.

Goodwill and intangible assets

Goodwill is tested for impairment at a minimum on an annual basis. Goodwill is tested for impairment at the reporting unit level. A qualitative assessment can be performed to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit's carrying value is compared to its fair value. The fair values of the reporting units are estimated using income and market approaches. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The discounted cash flow method, a form of the income approach, uses expected future operating results and a market participant discount rate. The market approach uses comparable company prices and other relevant information generated by market transactions (either publicly traded entities or merger and acquisitions) to develop pricing metrics to be applied to historical and expected future operating results of our reporting units. Failure to achieve these expected results, changes in the discount rate or market pricing metrics may cause a future impairment of goodwill at the reporting unit. We conducted our annual impairment test of goodwill as of August 31, 2015 and 2014. Additionally, we evaluated impairment based on the significant activities regarding the Distribution and Enterprise divestiture during the year. See “Note 4 - Discontinued Operations” for further detail. As a result of this test, we determined that no further adjustment to the carrying value of goodwill for any reporting units was required.

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

Impairment of long-lived assets

We evaluate long-lived assets (including intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate. In 2015, 2014 and 2013, no impairment was noted.

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

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gains and losses from foreign currency transactions are recognized as interest and other, net.

Derivative instruments

We use derivative financial instruments, primarily forwards and swaps, to hedge certain foreign currency and interest rate exposures. We may also use other derivative instruments not designated as hedges, such as forwards used to hedge foreign currency balance sheet exposures. We do not use derivative financial instruments for trading purposes. See “Note 9 - Derivative Instruments” for a full description of our derivative instrument activities and related accounting policies.

Concentration of credit risk

Our cash, cash equivalents, accounts receivable and derivative instruments are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. Our accounts receivable are derived from revenue earned from customers. In each of the years ended December 31, 2015, 2014 and 2013, no customer accounted for more than 10% of net revenues. Our derivative instruments expose us to credit risk to the extent that our counterparties may be unable to meet the terms of the agreements.

Recent Accounting Pronouncements

In 2014, the FASB issued new guidance related to reporting discontinued operations. This new standard raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The new standard is now effective. The standard impacted the presentation of Enterprise during the second quarter of 2015 and PayPal during the third quarter of 2015 related to the financial statement presentation of assets held for sale and discontinued operations and required additional disclosures as presented in "Note 4 - Discontinued Operations."

In 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition guidance provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In 2015, the FASB issued guidance to defer the effective date to fiscal years beginning after December 15, 2017 with early adoption for fiscal years beginning December 15, 2016. We are evaluating the impact of adopting this new accounting guidance on our consolidated financial statements.

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

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rather than retrospectively adjusting previously reported amounts. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We are evaluating the impact, if any, of adopting this new accounting guidance on our consolidated financial statements.

In 2015, the FASB issued new guidance related to balance sheet classification of deferred taxes. The new guidance requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. We early adopted this guidance on a prospective basis as of December 31, 2015. See "Note 17 - Income Taxes" for additional information.

In 2016, the FASB issued new guidance related accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We are evaluating the impact of adopting this new accounting guidance on our consolidated financial statements.

Note 2 – Net Income (loss) Per Share

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

	Year Ended December 31,
	2015	2014	2013
	(In millions, except per share amounts)
Numerator:
Income (loss) from continuing operations	$1,947	$(865)	$2,067
Income (loss) from discontinued operations, net of income taxes	(222)	911	789
Net income	$1,725	$46	$2,856
Denominator:
Weighted average shares of common stock - basic	1,208	1,251	1,295
Dilutive effect of equity incentive awards	12	—	18
Weighted average shares of common stock - diluted	1,220	1,251	1,313
Income (loss) per share - basic:
Continuing operations	$1.61	$(0.69)	$1.60
Discontinued operations	(0.18)	0.73	0.60
Net income per share - basic	$1.43	$0.04	$2.20
Income (loss) per share - diluted:
Continuing operations	$1.60	$(0.69)	$1.58
Discontinued operations	(0.18)	0.73	0.60
Net income per share - diluted	$1.42	$0.04	$2.18
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	2	54	4

Note 3 – Business Combinations and Divestitures

Our acquisition and divestiture activity in 2015, 2014 and 2013, was as follows:

2015 Divestiture Activity

During 2015, we completed the Distribution of PayPal and the sale of Enterprise. See "Note 4 - Discontinued Operations" for additional information.

2014 Acquisition Activity

During 2014, we completed three acquisitions for aggregate purchase consideration of approximately $58 million, consisting primarily of cash. The allocation of the aggregate purchase consideration resulted in net liabilities of approximately $1 million, purchased intangible assets of $29 million and goodwill of $30 million. The consolidated financial statements include the operating results of the acquired businesses since the respective dates of the acquisitions. Pro forma results of operations have not been presented because the effect of the acquisitions was not material to our financial results.

2013 Acquisition Activity

During 2013, we completed four acquisitions for aggregate purchase consideration of approximately $148 million, consisting primarily of cash. The allocation of the aggregate purchase consideration resulted in net liabilities of approximately $15 million, purchased intangible assets of approximately $51 million and goodwill of approximately $112 million. The consolidated financial statements include the operating results of the acquired businesses since the respective dates of the acquisitions. Pro forma results of operations have not been presented because the effect of the acquisitions was not material to our financial results.

2013 Divestiture Activity

In 2013, a note receivable received as consideration of a previously divested business was repaid and our investments in RueLaLa and ShopRunner were sold for total cash proceeds of approximately $485 million. This transaction resulted in a net gain of approximately $75 million, which has been recognized in interest and other, net in our consolidated statement of income.

Note 4 — Discontinued Operations

On June 26, 2015, our Board approved the separation of PayPal through the Distribution. To consummate the Distribution, our Board declared a pro rata dividend of PayPal Holdings, Inc. common stock to eBay’s stockholders of record as of the close of business on July 8, 2015 (the "Record Date"). Each eBay stockholder received one (1) share of PayPal Holdings, Inc. common stock for every share of eBay common stock held at the close of business on the Record Date. The Distribution occurred on July 17, 2015. Immediately following the Distribution, PayPal became an independent, publicly traded company and is listed on The NASDAQ Stock Market under the ticker “PYPL.” eBay continues to trade on The NASDAQ Stock Market under the ticker “EBAY.” We have classified the results of PayPal as discontinued operations in our consolidated statement of income for all periods presented. Additionally, the related assets and liabilities associated with the discontinued operations in the prior year consolidated balance sheet are classified as discontinued operations. In connection with the Distribution, we reviewed our capital allocation strategy to ensure that each of PayPal and eBay would be well capitalized at Distribution. As part of this strategy, we contributed approximately $3.8 billion of cash to PayPal.

During the second quarter of 2015, our Board approved a plan to sell Enterprise. Based on the expected sales proceeds, we recorded a goodwill impairment of $786 million in the second quarter of 2015. On July 16, 2015, we signed a definitive agreement to sell Enterprise for $925 million and on November 2, 2015, the sale closed. We recorded a loss of $35 million upon closing included within income (loss) from discontinued operations, net of income taxes. We have classified the results of Enterprise as discontinued operations in our consolidated statement of income for all periods presented. Additionally, the related assets and liabilities associated with the discontinued operations in the prior year consolidated balance sheet are classified as discontinued operations.

The following table presents the aggregate carrying amounts of the classes of assets and liabilities of discontinued operations of PayPal and Enterprise:

December 31, 2014
(In millions)
PayPal current assets classified as discontinued operations	$16,795
Enterprise current assets classified as discontinued operations	253
Current assets of discontinued operations	$17,048

PayPal long-term assets classified as discontinued operations	$4,506
Enterprise long-term assets classified as discontinued operations	1,862
Long-term assets of discontinued operations	$6,368

PayPal current liabilities classified as discontinued operations	$12,137
Enterprise current liabilities classified as discontinued operations	374
Current liabilities of discontinued operations	$12,511

PayPal long-term liabilities classified as discontinued operations	$243
Enterprise long-term liabilities classified as discontinued operations	74
Long-term liabilities of discontinued operations	$317

The financial results of PayPal and Enterprise are presented as income (loss) from discontinued operations, net of income taxes in our consolidated statement of income. The following table presents financial results of PayPal and Enterprise:

	Year Ended December 31,
	2015 (1)	2014	2013

PayPal income from discontinued operations, net of income taxes	$516	$1,024	$926
Enterprise loss from discontinued operations, net of income taxes	(738)	(113)	(137)
Income (loss) from discontinued operations, net of income taxes	$(222)	$911	$789

(1)	Includes PayPal financial results from January 1, 2015 to July 17, 2015 and Enterprise financial results from January 1, 2015 to November 2, 2015.

The following table presents cash flows of PayPal and Enterprise:

	Year Ended December 31,
	2015 (1)	2014	2013

PayPal net cash provided by discontinued operating activities	$1,252	$2,280	$1,913
Enterprise net cash provided by (used in) discontinued operating activities	(96)	169	150
Net cash provided by discontinued operating activities	$1,156	$2,449	$2,063

PayPal net cash used in discontinued investing activities	$(3,725)	$(1,218)	$(2,221)
Enterprise net cash provided by (used in) discontinued investing activities	787	(130)	(171)
Net cash used in discontinued investing activities	$(2,938)	$(1,348)	$(2,392)

PayPal net cash provided by (used in) discontinued financing activities (2)	$(1,594)	$40	$76
Enterprise net cash used in discontinued financing activities	—	(15)	1
Net cash provided by (used in) discontinued financing activities	$(1,594)	$25	$77

(1)	Includes PayPal financial results from January 1, 2015 to July 17, 2015 and Enterprise financial results from January 1, 2015 to November 2, 2015.
(2)    Includes $1.6 billion of PayPal cash and cash equivalents as of July 17, 2015.

PayPal

The financial results of PayPal through the Distribution are presented as income (loss) from discontinued operations, net of income taxes on our consolidated statement of income. The following table presents financial results of PayPal:

	Year Ended December 31,
	2015 (1)	2014	2013

Net revenues	$4,793	$7,895	$6,640
Cost of net revenues	1,918	3,140	2,696
Gross profit	2,875	4,755	3,944
Operating expenses:
Sales and marketing	534	1,027	794
Product development	527	879	712
General and administrative	741	892	724
Provision for transaction and loan losses	418	688	551
Amortization of acquired intangible assets	30	53	41
Total operating expenses	2,250	3,539	2,822
Income from operations of discontinued operations	625	1,216	1,122
Interest and other, net	1	(7)	(7)
Income from discontinued operations before income taxes	626	1,209	1,115
Provision for income taxes	(110)	(185)	(189)
Income from discontinued operations, net of income taxes	$516	$1,024	$926

(1)    Includes PayPal financial results from January 1, 2015 to July 17, 2015.

The following table presents the aggregate carrying amounts of the classes of assets and liabilities of discontinued operations of PayPal:

December 31, 2014
(In millions)
Carrying amounts of assets included as part of discontinued operations:
Cash and cash equivalents	$2,194
Short-term investments	39
Accounts receivable, net	51
Loans and interest receivable, net	3,600
Funds receivable and customer accounts	10,545
Other current assets	366
Current assets classified as discontinued operations	16,795
Long-term investments	31
Property and equipment, net	1,113
Goodwill	3,136
Intangible assets, net	172
Other assets	54
Long-term assets classified as discontinued operations	4,506
Total assets classified as discontinued operations in the consolidated balance sheet	$21,301

Carrying amounts of liabilities included as part of discontinued operations:
Accounts payable	$115
Funds receivable and customer accounts	10,545
Accrued expenses and other current liabilities	1,448
Income taxes payable	29
Current liabilities classified as discontinued operations	12,137
Deferred and other tax liabilities, net	197
Other liabilities	46
Long-term liabilities classified as discontinued operations	243
Total liabilities classified as discontinued operations in the consolidated balance sheet	$12,380

Enterprise

The financial results of Enterprise are presented as income (loss) from discontinued operations, net of income taxes on our consolidated statement of income. The following table presents financial results of Enterprise:

	Year Ended December 31,
	2015 (1)	2014	2013

Net revenues	$904	$1,217	$1,150
Cost of net revenues	654	929	848
Gross profit	250	288	302
Operating expenses:
Sales and marketing	95	118	122
Product development	91	138	141
General and administrative	118	62	99
Provision for transaction losses	12	8	4
Amortization of acquired intangible assets	70	140	141
Goodwill impairment	786	—	—
Total operating expenses	1,172	466	507
Loss from operations of discontinued operations	(922)	(178)	(205)
Interest and other, net	1	(15)	(15)
Pretax loss on disposal of the discontinued operation	(35)	—	—
Loss from discontinued operations before income taxes	(956)	(193)	(220)
Income tax benefit	218	80	83
Loss from discontinued operations, net of income taxes	$(738)	$(113)	$(137)

(1)    Includes Enterprise financial results from January 1, 2015 to November 2, 2015.

The following table presents the aggregate carrying amounts of the classes of assets and liabilities of discontinued operations of Enterprise:

December 31, 2014
(In millions)
Carrying amounts of assets included as part of discontinued operations:
Cash and cash equivalents	$29
Short-term investments	1
Accounts receivable, net	146
Other current assets	77
Current assets classified as discontinued operations	253
Long-term investments	10
Property and equipment, net	303
Goodwill	1,287
Intangible assets, net	259
Other assets	3
Long-term assets classified as discontinued operations	1,862
Total assets classified as discontinued operations in the consolidated balance sheet	$2,115

Carrying amounts of liabilities included as part of discontinued operations:
Accounts payable	$179
Accrued expenses and other current liabilities	115
Deferred revenue	80
Current liabilities classified as discontinued operations	374
Deferred and other tax liabilities, net	73
Other liabilities	1
Long-term liabilities classified as discontinued operations	74
Total liabilities classified as discontinued operations in the consolidated balance sheet	$448

Note 5 – Goodwill and Intangible Assets

Goodwill

The following table presents goodwill balances and adjustments to those balances for the years ended December 31, 2015 and 2014:

	December 31, 2013	Goodwill Acquired	Adjustments	December 31, 2014	Goodwill Acquired	Adjustments	December 31, 2015
	(In millions)
Goodwill	$4,855	30	(214)	$4,671	23	(243)	$4,451

The adjustments to goodwill during the year ended December 31, 2015 and December 31, 2014 were due primarily to foreign currency translation.
We conducted our annual impairment test of goodwill as of August 31, 2015. As of December 31, 2015, we determined that no impairment of the carrying value of goodwill for any reporting units was required.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets

The components of identifiable intangible assets are as follows:

	December 31, 2015				December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
	(In millions, except years)
Intangible assets:
Customer lists and user base	$419	$(399)	$20	5	$434	$(407)	$27	5
Marketing related	594	(570)	24	5	642	(596)	46	5
Developed technologies	238	(215)	23	4	237	(195)	42	4
All other	157	(134)	23	4	144	(126)	18	4
	$1,408	$(1,318)	$90		$1,457	$(1,324)	$133

Amortization expense for intangible assets was $66 million, $120 million and $175 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Expected future intangible asset amortization as of December 31, 2015 is as follows (in millions):

Fiscal years:
2016	$47
2017	33
2018	10
2019	—
2020	—
Thereafter	—
$90

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6 – Segments

We have one operating and reportable segment. Our chief operating decision maker reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. During the second quarter of 2015, we classified the results of Enterprise, formerly our Enterprise segment, as discontinued operations in our consolidated statement of income for all periods presented. During the third quarter of 2015, we have classified the results of PayPal, formerly our Payments segment, as discontinued operations in our consolidated statement of income for all periods presented. See "Note 4 - Discontinued Operations" for additional information.

The following table sets forth the breakdown of net revenues by type:

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Net Revenues by Type:
Net transaction revenues:
Marketplace	$6,103	$6,351	$5,900
StubHub	725	629	653
Total net transaction revenues	6,828	6,980	6,553
Marketing services and other revenues:
Marketplace	1,078	1,103	1,090
Classifieds	703	716	621
Corporate and other	(17)	(9)	(7)
Total marketing services and other revenues	1,764	1,810	1,704
Total net revenues	$8,592	$8,790	$8,257

The following table summarizes the allocation of net revenues based on geography:

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Net revenues by Geography:
U.S.	$3,624	$3,525	$3,419
United Kingdom	1,403	1,464	1,290
Germany	1,310	1,511	1,466
Rest of world	2,255	2,290	2,082
Total net revenues	$8,592	$8,790	$8,257

The following table summarizes the allocation of long-lived tangible assets based on geography:

	December 31,
	2015	2014
	(In millions)
Long-lived tangible assets by Geography:
U.S.	$1,668	$1,578
International	116	132
Total long-lived tangible assets	$1,784	$1,710

Net revenues are attributed to U.S. and international geographies primarily based upon the country in which the seller, platform that displays advertising, other service provider, or customer, as the case may be, is located. Long-lived assets attributed to the U.S. and international geographies are based upon the country in which the asset is located or owned.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7 – Investments
At December 31, 2015 and 2014, the estimated fair value of our short-term and long-term investments classified as available for sale, are as follows:

	December 31, 2015
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Short-term investments:
Restricted cash	$28	$—	$—	$28
Corporate debt securities	3,302	1	(16)	3,287
Government and agency securities	55	—	—	55
Equity instruments	9	920	—	929
	$3,394	$921	$(16)	$4,299
Long-term investments:
Corporate debt securities	3,327	7	(67)	3,267
	$3,327	$7	$(67)	$3,267

	December 31, 2014
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Short-term investments:
Restricted cash	$19	$—	$—	$19
Corporate debt securities	2,519	1	(1)	2,519
Government and agency securities	3	—	—	3
Time deposits and other	152	—	—	152
Equity instruments	9	1,028	—	1,037
	$2,702	$1,029	$(1)	$3,730
Long-term investments:
Corporate debt securities	5,319	18	(18)	5,319
Government and agency securities	232	1	—	233
	$5,551	$19	$(18)	$5,552

At December 31, 2015 and 2014, we held no time deposits classified as held to maturity.

At December 31, 2015, investment securities in a continuous loss position for greater than 12 months had an estimated fair value and unrealized loss of $769 million and $40 million respectively. We had no material long-term or short-term investments that have been in a continuous unrealized loss position for more than 12 months as of December 31, 2014. As of December 31, 2015, these securities had a weighted average remaining duration of approximately 12 months. Refer to "Note 19 - Accumulated Other Comprehensive Income" for amounts reclassified to earnings from unrealized gains and losses.

Our fixed-income investment portfolio consists of predominantly investment grade corporate debt securities and government and agency securities that have a maximum maturity of 8 years. The corporate debt and government and agency securities that we invest in are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As interest rates increase, those securities purchased at a lower yield show a mark-to-market unrealized loss. The unrealized losses are due primarily to changes in credit spreads and interest rates. We regularly review investment securities for other-than-temporary impairment using both qualitative and quantitative criteria. We presently do not intend to sell any of the securities in an unrealized loss position and expect to realize the full value of all these investments upon maturity or sale. Restricted cash is held primarily in interest bearing accounts for letters of credit related primarily to our global sabbatical program and various lease arrangements.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair values of our short-term and long-term investments classified as available for sale by date of contractual maturity at December 31, 2015 are as follows:

December 31, 2015
(In millions)
One year or less (including restricted cash of $28)	$3,370
One year through two years	1,190
Two years through three years	1,464
Three years through four years	547
Four years through five years	59
Five years through six years	—
Six years through seven years	—
Seven years through eight years	6
Eight years through nine years	—
Nine years through ten years	—
$6,636

Equity and cost method investments
We have made multiple equity and cost method investments which are reported in long-term investments on our consolidated balance sheet. As of December 31, 2015 and 2014, our equity and cost method investments totaled $124 million and $184 million, respectively. During the second quarter of 2015, we sold our equity interest in craigslist, Inc. During the third quarter of 2015, we sold a portion of our equity interest in Jasper Infotech Private Limited (Snapdeal) and our entire interest in Baixing Holdings Limited. The resulting gains are recorded in interest and other, net on our consolidated statement of income.

Note 8 – Fair Value Measurement of Assets and Liabilities

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014:

Description	Balances as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents	$1,832	$1,664	$168
Short-term investments:
Restricted cash	28	28	—
Corporate debt securities	3,287	—	3,287
Government and agency securities	55	—	55
Equity instruments	929	929	—
Total short-term investments	4,299	957	3,342
Derivatives	97	—	97
Long-term investments:
Corporate debt securities	3,267	—	3,267
Total long-term investments	3,267	—	3,267
Total financial assets	$9,495	$2,621	$6,874

Liabilities:
Derivatives	$25	$—	$25

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Description	Balances as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents	$4,105	$1,694	$2,411
Short-term investments:
Restricted cash	19	19	—
Corporate debt securities	2,519	—	2,519
Government and agency securities	3	—	3
Time deposits	152	—	152
Equity instruments	1,037	1,037	—
Total short-term investments	3,730	1,056	2,674
Derivatives	84	—	84
Long-term investments:
Corporate debt securities	5,319	—	5,319
Government and agency securities	233	—	233
Total long-term investments	5,552	—	5,552
Total financial assets	$13,471	$2,750	$10,721

Liabilities:
Derivatives	$20	$—	$20

Our financial assets and liabilities are valued using market prices on both active markets (level 1) and less active markets (level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. The majority of our derivative instruments are valued using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as equity prices, interest rate yield curves, option volatility and currency rates. We did not have any transfers of financial instruments between valuation levels during 2015 or 2014.

Cash and cash equivalents are short-term, highly liquid investments with original or remaining maturities of three months or less when purchased and are comprised primarily of bank deposits, certificates of deposit and commercial paper.

In addition, we had cost and equity method investments of approximately $124 million and $184 million included in long-term investments on our consolidated balance sheet at December 31, 2015 and 2014, respectively.

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

As of December 31, 2015 and 2014, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

Other financial instruments, including accounts receivable and accounts payable are carried at cost, which approximates their fair value because of the short-term nature of these instruments.

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

Foreign Exchange Contracts

We transact business in various foreign currencies and have significant international revenues as well as costs denominated in foreign currencies, which subjects us to foreign currency risk. We use foreign currency exchange contracts, primarily short-term in nature, generally one month to one year in duration but with maturities up to 18 months, to reduce the volatility of cash flows primarily related to forecasted revenues, expenses, assets and liabilities denominated in foreign currencies. The objective of the foreign exchange contracts is to better ensure that ultimately the U.S. dollar-equivalent cash flows are not adversely affected by changes in the applicable U.S. dollar/foreign currency exchange rate. For derivative instruments that are designated as cash flow hedges, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings in the same period the forecasted transaction affects earnings. The ineffective portion of the unrealized gains and losses on these contracts, if any, is recorded immediately in earnings. We evaluate the effectiveness of our foreign exchange contracts on a quarterly basis. We do not use any foreign exchange contracts for trading purposes.

For our derivative instruments designated as cash flow hedges, the amounts recognized in earnings related to the ineffective portion were not material in each of the periods presented, and we did not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness. As of December 31, 2015, we have estimated that approximately $33 million of net derivative gains related to our cash flow hedges included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

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

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Derivative Contracts

The fair value of our outstanding derivative instruments as of December 31, 2015 and 2014 were as follows:

	Balance Sheet Location	December 31, 2015	December 31, 2014
		(In millions)
Derivative Assets:
Foreign exchange contracts designated as cash flow hedges	Other Current Assets	$42	$42
Foreign exchange contracts not designated as hedging instruments	Other Current Assets	14	20
Interest rate contracts designated as fair value hedges	Other Assets	41	22
Total derivative assets		$97	$84

Derivative Liabilities:
Foreign exchange contracts designated as cash flow hedges	Other Current Liabilities	$1	$—
Foreign exchange contracts not designated as hedging instruments	Other Current Liabilities	24	20
Total derivative liabilities		$25	$20

Total fair value of derivative instruments		$72	$64

Under the master netting agreements with the respective counterparties to our derivative contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis on our consolidated balance sheet. As of December 31, 2015, the potential effect of rights of set-off associated with the foreign exchange contracts would be an offset to both assets and liabilities by $20 million, resulting in net derivative assets and net derivative liabilities of $36 million and $5 million, respectively. We are not required to pledge, nor are we entitled to receive, collateral related to our foreign exchange derivative transactions. As of December 31, 2015, we had neither pledged nor received collateral related to our interest rate derivative transactions.

Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following tables summarize the activity of derivative contracts that qualify for hedge accounting as of December 31, 2015 and 2014, and the impact of these derivative contracts on accumulated other comprehensive income for the years ended December 31, 2015 and 2014:

	December 31, 2014	Amount of gain (loss) recognized in other comprehensive income (effective portion)	Amount of gain (loss) reclassified from accumulated other comprehensive income to cost of net revenue and operating expense (effective portion)	December 31, 2015
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$41	66	71	$36

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2013	Amount of gain (loss) recognized in other comprehensive income (effective portion)	Amount of gain (loss) reclassified from accumulated other comprehensive income to cost of net revenue and operating expense (effective portion)	December 31, 2014
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$(15)	56	—	$41

Effect of Derivative Contracts on Consolidated Statement of Income

The following table provides the location in our financial statements of the recognized gains or losses related to our foreign exchange derivative instruments:

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Foreign exchange contracts designated as cash flow hedges recognized in cost of net revenues and operating expenses	$71	$—	$(9)
Foreign exchange contracts not designated as hedging instruments recognized in interest and other, net	(1)	10	11
Total gain (loss) recognized from foreign exchange derivative contracts in the consolidated statement of income	$70	$10	$2

The following table provides the location in our financial statements of the recognized gains or losses related to our interest rate derivative instruments:

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Gain (loss) from interest rate contracts designated as fair value hedges recognized in interest and other, net	$19	$22	$—
Gain (loss) from hedged items attributable to hedged risk recognized in interest and other, net	(19)	(22)	—
Total gain (loss) recognized from interest rate derivative contracts in the consolidated statement of income	$—	$—	$—

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

	December 31,
	2015	2014	2013
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$1,315	$307	$331
Foreign exchange contracts not designated as hedging instruments	1,317	1,535	2,257
Interest rate contracts designated as fair value hedges	2,400	2,400	—
Total	$5,032	$4,242	$2,588

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10 – Balance Sheet Components

Property and Equipment

	December 31,
	2015	2014
	(In millions)
Property and equipment:
Computer equipment and software	$3,894	$3,455
Land and buildings, including building improvements	591	535
Leasehold improvements	305	253
Furniture and fixtures	157	158
Construction in progress and other	131	143
	5,078	4,544
Accumulated depreciation	(3,524)	(3,058)
	$1,554	$1,486
Total depreciation expense on our property and equipment in the years ended December 31, 2015, 2014 and 2013 totaled $614 million, $559 million and $495 million, respectively.

Accrued Expenses and Other Current Liabilities

Total compensation and related benefits included in accrued expenses and other current liabilities was $448 million and $422 million for the years ended December 31, 2015 and 2014, respectively.

Total advertising accruals included in accrued expenses and other current liabilities was $135 million and $160 million for the years ended December 31, 2015 and 2014, respectively.

Note 11 – Debt
The following table summarizes the carrying value of our outstanding debt:

	Coupon	Carrying Value as of	Effective	Carrying Value as of	Effective
	Rate	December 31, 2015	Interest Rate	December 31, 2014	Interest Rate
	(In millions, except percentages)
Long-Term Debt
Floating Rate Notes:
Senior notes due 2017	LIBOR plus 0.20%	$450	0.586%	$450	0.560%
Senior notes due 2019	LIBOR plus 0.48%	400	0.825%	400	0.811%

Fixed Rate Notes:
Senior notes due 2017	1.350%	1,000	1.456%	1,000	1.456%
Senior notes due 2019	2.200%	1,148	2.346%	1,148	2.346%
Senior notes due 2020	3.250%	499	3.389%	498	3.389%
Senior notes due 2021	2.875%	749	2.993%	749	2.993%
Senior notes due 2022	2.600%	999	2.678%	999	2.678%
Senior notes due 2024	3.450%	749	3.531%	749	3.531%
Senior notes due 2042	4.000%	744	4.114%	743	4.114%
Total senior notes		6,738		6,736
Hedge accounting fair value adjustments		41		22
Other indebtedness		—		19
Total long-term debt		$6,779		$6,777

Short-Term Debt
Senior notes due 2015	0.700%	—	—%	250	0.820%
Senior notes due 2015	1.625%	—	—%	600	1.805%
Total short-term debt		—		850
Total Debt		$6,779		$7,627

Senior Notes

During the year ended December 31, 2015, $250 million aggregate principal amount of 0.700% fixed rate notes due 2015 and $600 million aggregate principal amount of 1.625% fixed rate notes due 2015 matured and were repaid during the year.

The floating rate notes are not redeemable prior to maturity. We may redeem some or all of the fixed rate notes of each series at any time and from time to time prior to their maturity, generally at a make-whole redemption price.

To help achieve our interest rate risk management objectives, in connection with the previous issuance of certain senior notes, we entered into interest rate swap agreements that effectively converted $2.4 billion of our fixed rate debt to floating rate debt based on LIBOR plus a spread. These swaps were designated as fair value hedges against changes in the fair value of certain fixed rate senior notes resulting from changes in interest rates. The gains and losses related to changes in the fair value of interest rate swaps substantially offset changes in the fair value of the hedged portion of the underlying debt that are attributable to changes in market interest rates.

The effective interest rates for our senior notes include the interest payable, the amortization of debt issuance costs and the amortization of any original issue discount on these senior notes. Interest on these senior notes is payable either quarterly or semiannually. Interest expense associated with these senior notes, including amortization of debt issuance costs, during the years ended December 31, 2015 and 2014 was approximately $178 million and $137 million, respectively. At December 31, 2015, the estimated fair value of these senior notes was approximately $6.5 billion.

The indenture pursuant to which the senior notes were issued includes customary covenants that, among other things and subject to exceptions, limit our ability to incur, assume or guarantee debt secured by liens on specified assets or enter into sale and lease-back transactions with respect to specified properties, and also includes customary events of default.

Commercial Paper

In connection with entering into the credit agreement described below, in November 2015, the Company reduced the aggregate principal amount at maturity of commercial paper notes which may be outstanding under its commercial paper program at any time from $2.0 billion to $1.5 billion to correspond with the $1.5 billion of available borrowing capacity it maintains under the credit agreement for the repayment of commercial paper borrowings in the event it is unable to repay those borrowings from other sources when they become due. We have a $1.5 billion commercial paper program pursuant to which we may issue commercial paper notes with maturities of up to 397 days from the date of issue in an aggregate principal amount of up to $1.5 billion at any time outstanding. As of December 31, 2015, there were no commercial paper notes outstanding.

Credit Agreement

In November 2015, we entered into a credit agreement that provides for an unsecured $2 billion five-year revolving credit facility. We may also, subject to the agreement of the applicable lenders, increase the commitments under the revolving credit facility by up to an aggregate amount of $1 billion. Funds borrowed under the credit agreement may be used for working capital, capital expenditures, acquisitions and other general corporate purposes. The credit agreement replaced our prior $3.0 billion unsecured revolving credit agreement, dated as of November 2011.

As of December 31, 2015, no borrowings were outstanding under our $2 billion credit agreement. However, as described above, we have an up to $1.5 billion commercial paper program and therefore maintain $1.5 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due. As a result, at December 31, 2015, $500 million of borrowing capacity was available for other purposes permitted by the credit agreement.

Loans under the credit agreement bear interest at either (i) the London Interbank Offered Rate (“LIBOR”) plus a margin (based on our public debt credit ratings) ranging from 0.875 percent to 1.5 percent or (ii) a formula based on the agent bank's prime rate, the federal funds effective rate plus 0.5 percent or LIBOR plus 1.0 percent, plus a margin (based on our public debt credit ratings) ranging from 0.0 percent to 0.5 percent. The credit agreement will terminate and all amounts owing thereunder will be due and payable on November 9, 2020, unless (a) the commitments are terminated earlier, either at our request or, if an event of default occurs, by the lenders (or automatically in the case of certain bankruptcy-related events of default), or (b) the maturity date is extended upon our request, subject to the agreement of the lenders. The credit agreement contains customary representations, warranties, affirmative and negative covenants, including financial covenants, events of default and indemnification provisions in favor of the banks. The negative covenants include restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case, subject to certain exceptions. The financial covenants require us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio.

We were in compliance with all covenants in our outstanding debt instruments for the period ended December 31, 2015.

Future Maturities

Expected future principal maturities as of December 31, 2015 are as follows (in millions):

Fiscal Years:
2016	$—
2017	1,450
2018	—
2019	1,550
2020	500
Thereafter	3,250
$6,750

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12 – Related Party Transactions
We have entered into indemnification agreements with each of our directors, executive officers and certain other officers. These agreements require us to indemnify such individuals, to the fullest extent permitted by Delaware law, for certain liabilities to which they may become subject as a result of their affiliation with us.
All contracts with related parties are at rates and terms that we believe are comparable with those that could be entered into with independent third parties. There were no material related party transactions in 2015. As of December 31, 2015, there were no material amounts payable to or amounts receivable from related parties.

Note 13 – Commitments and Contingencies

Lease Arrangements

We have lease obligations under certain non-cancelable operating leases. Future minimum rental payments under our non-cancelable operating leases at December 31, 2015 are as follows:

Leases
(In millions)
2016	$55
2017	52
2018	35
2019	30
2020	25
Thereafter	25
Total minimum lease payments	$222

Rent expense in the years ended December 31, 2015, 2014 and 2013 totaled $79 million, $85 million and $74 million, respectively.

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

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable were not material for the twelve months ended December 31, 2015. Except as otherwise noted for the proceedings described in this Note 13, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to significant uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In March 2015, StubHub filed suit against Ticketmaster and the Golden State Warriors, alleging antitrust and various state law violations arising out of the defendants’ restrictive ticketing practices, which include prohibiting the resale of Warriors tickets on StubHub or any other non-Ticketmaster secondary exchange (StubHub, Inc. v. Golden State Warriors, LLC et al, N.D. Cal. No. 3:15-cv-01436). StubHub filed a First Amended Complaint on June 30, 2015. The defendants filed a Motion to Dismiss the Amended Complaint which was granted in November 2015. StubHub is appealing this decision.

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

General Matters

Other third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We are subject to patent disputes, and expect that we will increasingly be subject to additional patent infringement claims involving various aspects of our business as our products and services continue to expand in scope and complexity. Such claims may be brought directly or indirectly against our companies and/or against our customers (who may be entitled to contractual indemnification under their contracts with us), and we are subject to increased exposure to such claims as a result of our acquisitions and divestitures and in cases where we are entering new lines of business. We have in the past been forced to litigate such claims. We may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act, the Lanham Act and the Communications Decency Act are interpreted by the courts, and as we expand the scope of our business (both in terms of the range of products and services that we offer and our geographical operations) and become subject to laws in jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves are either unclear or less favorable. We believe that additional lawsuits alleging that we have violated patent, copyright or trademark laws will be filed against us. Intellectual property claims, whether meritorious or not, are time consuming and costly to defend and resolve, could require expensive changes in our methods of doing business or could require us to enter into costly royalty or licensing agreements on unfavorable terms.

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

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Indemnification Provisions

We entered into a separation and distribution agreement and various other agreements with PayPal to govern the separation and relationship of the two companies going forward. These agreements provide for specific indemnity and liability obligations and could lead to disputes between us and PayPal, which may be significant. In addition, the indemnity rights we have against PayPal under the agreements may not be sufficient to protect us and our indemnity obligations to PayPal may be significant.

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

Off-Balance Sheet Arrangements

As of December 31, 2015, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

We have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under the arrangement. As of December 31, 2015, we had a total of $2.4 billion in cash withdrawals offsetting our $2.4 billion in Aggregate Cash Deposits held within the same financial institution under the cash pooling arrangement.

Note 14 – Stockholders' Equity

Preferred Stock

We are authorized, subject to limitations prescribed by Delaware law, to issue preferred stock in one or more series; to establish the number of shares included within each series; to fix the rights, preferences and privileges of the shares of each wholly unissued series and any related qualifications, limitations or restrictions; and to increase or decrease the number of shares of any series (but not below the number of shares of a series then outstanding) without any further vote or action by our stockholders. At December 31, 2015 and 2014, there were 10 million shares of $0.001 par value preferred stock authorized for issuance, and no shares issued or outstanding.

Common Stock

Our Amended and Restated Certificate of Incorporation authorizes us to issue 3.6 billion shares of common stock.

Note 15 – Stock Repurchase Program

In January 2014, our Board authorized a stock repurchase program that provided for the repurchase of up to an additional $5 billion of our common stock, with no expiration from the date of authorization. In January 2015, our Board authorized an additional $2 billion stock repurchase program, with no expiration from the date of authorization. In June 2015, our Board authorized an additional $1 billion stock repurchase program, with no expiration from the date of authorization. The stock repurchase programs are intended to programmatically offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, to make opportunistic repurchases of our common stock to reduce our outstanding share count. Any share repurchases under our stock repurchase programs may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives.

Our stock repurchase programs may be limited or terminated at any time without prior notice. The timing and actual number of shares repurchased will depend on a variety of factors, including corporate and regulatory requirements, price and other market conditions and management's determination as to the appropriate use of our cash.

The stock repurchase activity under our stock repurchase programs during 2015 is summarized as follows:

	Shares Repurchased	Average Price per Share (1)	Value of Shares Repurchased	Remaining Amount Authorized
	(In millions, except per share amounts)
Balance as of January 1, 2015				$985
Authorization of additional plan in January 2015				2,000
Repurchase of shares of common stock prior to the Distribution	18	56.95	1,000	(1,000)
Authorization of additional plan in June 2015				1,000
Repurchase of shares of common stock subsequent to the Distribution	41	27.48	1,149	(1,149)
Balance as of December 31, 2015				$1,836

(1)	Stock repurchase activity excludes broker commissions.

In 2015, we repurchased 59 million shares of common stock totaling $2.1 billion.

As of December 31, 2015, a total of approximately $1.8 billion remained available for further repurchases of our common stock under our January 2015 and June 2015 stock repurchase programs. These repurchased shares were recorded as treasury stock and were accounted for under the cost method. No repurchased shares have been retired.

Note 16 – Stock-Based and Employee Savings Plans

Equity Incentive Plans

We have equity incentive plans under which we grant equity awards, including stock options, restricted stock units, performance-based restricted stock units, and performance share units, to our directors, officers and employees. At December 31, 2015, 740 million shares were authorized under our equity incentive plans and 65 million shares were available for future grant, these awards were modified as described below.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2015, 2014 and 2013, certain executives were eligible to receive performance-based restricted stock units. The number of restricted stock units ultimately received depends on our business performance against specified performance targets set by the Compensation Committee. If the performance criteria are satisfied, the performance-based restricted stock units are granted, with one-half of the grant vesting in March following the end of the performance period and the remaining one-half vesting one year later.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan ("ESPP") for all eligible employees. Under the plan, shares of our common stock may be purchased over an offering period with a maximum duration of two years at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last day of the six-month purchase period. Employees may purchase shares having a value not exceeding 10% of their eligible compensation during an offering period. During the years ended 2015, 2014, and 2013, employees purchased approximately 4 million, 4 million and 4 million shares under this plan at average prices of $30.83, $42.06 and $35.51 per share, respectively. At December 31, 2015, approximately 24 million shares of common stock were reserved for future issuance. These awards were modified as described below.

Employee Savings Plan

We have a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 50% of their eligible compensation, but not more than statutory limits. In 2015, 2014 and 2013, we contributed one dollar for each dollar a participant contributed, with a maximum contribution of 4% of each employee's eligible compensation, subject to a maximum employer contribution of $10,600, $10,400 and $10,200 per employee for each period, respectively. Our non-U.S. employees are covered by various other savings plans. Our total expenses for these savings plans were $51 million in 2015, $43 million in 2014 and $39 million in 2013.

Deferred Stock Units

Beginning with the 2011 annual meeting of stockholders, we have granted deferred stock units to each non-employee director (other than Mr. Omidyar) at the time of our annual meeting of stockholders equal to the result of dividing $220,000 by the fair market value of our common stock on the date of grant. In addition, prior to January 1, 2015, new directors who are not employees of the company or its subsidiaries or affiliates received a one-time grant of deferred stock units equal to the result of dividing $150,000 by the fair market value of our common stock on the date of grant. Each deferred stock unit constitutes an unfunded and unsecured right to receive one share of our common stock (or, with respect to deferred stock units granted prior to August 1, 2013, the equivalent value thereof in cash or property at our election). Each deferred stock unit award granted to a new non-employee director upon election to the Board vests 25% one year from the date of grant, and at a rate of 2.08% per month thereafter. If the services of the director are terminated at any time, all rights to the unvested deferred stock units will also terminate. In addition, directors may elect to receive, in lieu of annual retainer and committee chair fees and at the time these fees would otherwise be payable (i.e., on a quarterly basis in arrears for services provided), fully vested deferred stock units with an initial value equal to the amount based on the fair market value of common stock at the date of grant. Following the termination of a non-employee director's service on the Board of Directors, deferred stock units granted prior to August 1, 2013 are payable in stock or cash (at our election), while deferred stock units granted on or after August 1, 2013 are payable solely in stock. As of December 31, 2015, there were approximately 255,579 deferred stock units outstanding included in our restricted stock unit activity below. These awards were modified as described below.

Modifications of Share-Based Awards

During 2015, in connection with the Distribution, restricted and deferred stock awards and employee stock option awards were modified and converted into new equity awards using conversion ratios designed to preserve the value of these awards to the holders immediately prior to the Distribution. On July 17, 2015, employees holding stock options, restricted stock awards or units, deferred stock awards, and ESPP awards denominated in pre-Distribution eBay stock received a number of otherwise-similar awards in post-Distribution eBay stock and/or PayPal stock based on the conversion ratios outlined for each group of employees in the Employee Matters Agreement that we entered into in connection with the Distribution. Adjustments to our outstanding stock based compensation awards, including ESPP awards, resulted in additional compensation expense of approximately $68 million to be recognized over the remaining vesting life of the underlying awards.

In December 2014, the terms of various stock-based awards held by the Company’s CEO, CFO, General Counsel, SVP of Human Resources and SVP of Corporate Communications (the “Departing Executives”) were modified in anticipation of and

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contingent upon termination of employment at the time of the Distribution. The modifications for the Departing Executives, each of whom had his or her employment terminated at the time of the Distribution, provided for the full acceleration of certain awards and extended the exercise periods of certain awards. These modifications resulted in additional compensation expense of approximately $37 million recognized from the modification date in December 2014 through the Distribution on July 17, 2015.

Stock Option Activity

The following table summarizes stock option activity under our equity incentive plans as of and for the year ended December 31, 2015:

	Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In millions, except per share amounts and years)
Outstanding as of January 1, 2015	10	$34.14
Granted and assumed	2	$49.59	(1)
Exercised	(6)	$18.46	(1)
Forfeited/expired/canceled	(1)	$29.44	(1)
Adjustment due to the Distribution	2
Outstanding as of December 31, 2015	7	$20.05		4.31	$50
Expected to vest	6	$19.88		4.22	$48
Options exercisable	4	$17.44		2.98	$37

(1)    Weighted average exercise price is calculated using exercise prices prior to the Distribution and after the Distribution.

The aggregate intrinsic value of options was calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock. At December 31, 2015, options to purchase 7 million shares of our common stock were in-the-money.

The weighted average grant-date fair value of options granted during the years 2015, 2014 and 2013 was $6.84, $13.59 and $15.39, respectively. During the years 2015, 2014 and 2013, the aggregate intrinsic value of options exercised under our equity incentive plans was $130 million, $159 million and $292 million, respectively, determined as of the date of option exercise.

Restricted Stock Unit Activity

A summary of the status of restricted stock units ("RSU") granted (including performance-based restricted stock units that have been earned) under our equity incentive plans as of December 31, 2015 and changes during the year ended December 31, 2015 is presented below:

	Units	Weighted Average Grant-Date Fair Value (per share)
	(In millions, except per share amounts)
Outstanding as of January 1, 2015	36	$50.21
Awarded and assumed	19	$53.67	(1)
Vested	(14)	$39.42	(1)
Forfeited	(15)	$31.18	(1)
Adjustment due to the Distribution	10
Outstanding as of December 31, 2015	36	$22.50
Expected to vest at December 31, 2015	29

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)    Weighted average grant date fair value is calculated using grant date fair value prior to the Distribution and after the Distribution.

During the years 2015, 2014 and 2013, the aggregate intrinsic value of restricted stock units vested under our equity incentive plans was $697 million, $759 million and $813 million, respectively.

Stock-based Compensation Expense

The impact on our results of operations of recording stock-based compensation expense for years ended December 31, 2015, 2014 and 2013 was as follows:

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Cost of net revenues	$38	$33	$27
Sales and marketing	94	93	67
Product development	108	116	97
General and administrative	139	102	107
Total stock-based compensation expense	$379	$344	$298
Capitalized in product development	$13	$12	$10

As of December 31, 2015, there was approximately $544 million of unearned stock-based compensation that will be expensed from 2016 through 2019. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel all or a portion of the remaining unearned stock-based compensation expense. Future unearned stock-based compensation will increase to the extent we grant additional equity awards, change the mix of grants between stock options and restricted stock units or assume unvested equity awards in connection with acquisitions.

Stock Option Valuation Assumptions

We calculated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Risk-free interest rate	1.4%	1.2%	0.6%
Expected life (in years)	4.1	4.1	4.1
Dividend yield	—%	—%	—%
Expected volatility	27%	29%	34%

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17 – Income Taxes

The components of pretax income for the years ended December 31, 2015, 2014 and 2013 are as follows:

	Year Ended December 31,
	2015	2014	2013
	(In millions)
United States	$396	$510	$768
International	2,010	2,005	1,803
	$2,406	$2,515	$2,571

The provision for income taxes is comprised of the following:

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Current:
Federal	$363	$489	$408
State and local	22	20	(5)
Foreign	106	127	134
	$491	$636	$537
Deferred:
Federal	$(53)	$2,091	$(15)
State and local	(2)	21	(7)
Foreign	23	632	(11)
	(32)	2,744	(33)
	$459	$3,380	$504
The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate of 35% for 2015, 2014 and 2013 to income before income taxes:

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Provision at statutory rate	$843	$881	$900
Permanent differences:
Prior year foreign earnings no longer considered indefinitely reinvested	—	2,991	—
Foreign income taxed at different rates	(399)	(432)	(403)
Change in valuation allowance	1	(142)	—
Stock-based compensation	23	22	18
State taxes, net of federal benefit	20	42	(12)
Research and other tax credits	(27)	(14)	(26)
Divested business	—	—	21
Other	(2)	32	6
	$459	$3,380	$504

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to be reversed. Significant deferred tax assets and liabilities consist of the following:

	December 31,
	2015	2014
	(In millions)
Deferred tax assets:
Net operating loss, capital loss and credits	$206	$61
Accruals and allowances	209	208
Stock-based compensation	65	88
Net unrealized losses	8	—
Net deferred tax assets	488	357
Valuation allowance	(41)	(25)
	$447	$332
Deferred tax liabilities:
Unremitted foreign earnings	$(1,656)	$(2,109)
Acquisition-related intangibles	(19)	(11)
Depreciation and amortization	(190)	(212)
Available-for-sale securities	(251)	(286)
Other	—	(17)
	(2,116)	(2,635)
	$(1,669)	$(2,303)

As of December 31, 2015, our federal, state and foreign net operating loss carryforwards for income tax purposes were approximately $29 million, $64 million and $116 million, respectively. The federal and state net operating loss carryforwards are subject to various limitations under Section 382 of the Internal Revenue Code and applicable state tax laws. If not utilized, the federal and state net operating loss carryforwards will both begin to expire in 2018. The carryforward periods on our foreign net operating loss carryforwards are as follows: $38 million do not expire and $78 million are subject to valuation allowance and begin to expire in 2017. As of December 31, 2015, state tax credit carryforwards for income tax purposes were approximately $58 million. Most of the state tax credits carry forward indefinitely.

As of December 31, 2015 and 2014, our federal capital loss carryover amounted to $336 million and $45 million, respectively. The increase in the capital loss carryover of $291 million is due to the sale of Enterprise in 2015 and will expire in 2021. The remaining capital loss carryover of $45 million will expire in 2018.

At December 31, 2015 and 2014, we maintained a valuation allowance with respect to certain of our deferred tax assets relating primarily to operating losses in certain states and various non-U.S. jurisdictions that we believe are not likely to be realized.

During the first quarter of 2014, we altered our capital allocation strategy. As a result, we provided for U.S. income and applicable foreign withholding taxes on $9.0 billion of undistributed foreign earnings for 2013 and prior years, and recorded a deferred tax liability of approximately $3.0 billion. This deferred tax liability included PayPal related balances presented in discontinued operations as of December 31, 2014. Based on December 31, 2014 foreign exchange rates and excluding PayPal balances, the deferred tax liability for unremitted foreign earnings amounted to $2.1 billion and was included in accrued expenses and other current liabilities on our consolidated balance sheet as of December 31, 2014. The deferred tax liability for unremitted foreign earnings was $1.7 billion as of December 31, 2015 and was included in deferred and other tax liabilities, net due to the adoption of FASB guidance discussed in "Note 1 - The Company and Summary of Significant Accounting Policies" to the consolidated financial statements included in this report.

We have not provided for U.S. federal or foreign income taxes, including withholding taxes on $6.0 billion of our non-U.S. subsidiaries' undistributed earnings as of December 31, 2015. We intend to indefinitely reinvest the $6.0 billion of our non-U.S. subsidiaries’ undistributed earnings in our international operations. Accordingly, we currently have no plans to repatriate those funds. As such, we do not know the time or manner in which we would repatriate those funds. Because the time or manner of repatriation is uncertain, we cannot determine the impact of local taxes, withholding taxes and foreign tax credits

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

associated with the future repatriation of such earnings and therefore cannot quantify the tax liability. In cases where we intend to repatriate a portion of our foreign subsidiaries’ undistributed earnings, we provide U.S. and applicable foreign taxes on such earnings and such taxes are included in our deferred taxes or tax payable liabilities depending upon the planned timing and manner of such repatriation.

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

We benefit from tax rulings concluded in several different jurisdictions, most significantly Switzerland and Luxembourg. These rulings provide for significantly lower rates of taxation on certain classes of income and require various thresholds of investment and employment in those jurisdictions. These rulings resulted in a tax savings of $319 million and $339 million in 2015 and 2014, respectively, which increased earnings per share (diluted) by approximately $0.26 and $0.27 in 2015 and 2014, respectively. These tax rulings are currently in effect and expire over periods ranging from 2017 to the duration of business operations in the respective jurisdictions. We evaluate compliance with our tax ruling agreements annually.

The following table reflects changes in unrecognized tax benefits for the years ended December, 31 2015, 2014 and 2013:

	2015	2014	2013
	(In millions)
Gross amounts of unrecognized tax benefits as of the beginning of the period	$367	$304	$314
Increases related to prior period tax positions	36	35	98
Decreases related to prior period tax positions	(8)	(18)	(139)
Increases related to current period tax positions	51	59	35
Settlements	(6)	(13)	(4)
Gross amounts of unrecognized tax benefits as of the end of the period	$440	$367	$304

During 2015 we increased our reserves by $73 million for various issues that related to tax examination risks assessed during the year. Included within our gross amounts of unrecognized tax benefits of $440 million as of December 31, 2015 is $151 million of unrecognized tax benefits indemnified by PayPal. If the remaining balance of unrecognized tax benefits were realized in a future period, it would result in a tax benefit of $372 million. Of this amount, approximately $140 million of unrecognized tax benefit is indemnified by PayPal and a corresponding receivable would be reduced upon a future realization. As of December 31, 2015, our liabilities for unrecognized tax benefits were included in accrued expenses and other current liabilities and deferred and other tax liabilities, net.

We recognize interest and/or penalties related to uncertain tax positions in income tax expense. In 2015, $2 million was included in tax expense for interest and penalties. The amount of interest and penalties accrued as of December 31, 2015 and 2014 was approximately $61 million and $55 million, respectively.

We are subject to both direct and indirect taxation in the U.S. and various states and foreign jurisdictions. We are under examination by certain tax authorities for the 2003 to 2012 tax years. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these or other examinations. The material jurisdictions where we are subject to potential examination by tax authorities for tax years after 2002 include, among others, the U.S. (Federal and California), Germany, Korea, Israel, Switzerland, United Kingdom and Canada.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision has yet to be issued by the Tax Court. At this time, the U.S. Department of the Treasury has not withdrawn the requirement to include stock-based compensation from its regulations. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits or obligations, and the risk of the Tax Court’s decision being overturned upon appeal, we have not recorded any benefit or expense as of December 31, 2015 related to this matter. We will continue to monitor ongoing developments and potential impacts to our consolidated financial statements.

Note 18 – Interest and Other, Net

The components of interest and other, net for the years ended December 31, 2015, 2014 and 2013 are as follows:

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Interest income	$97	$125	$102
Interest expense	(144)	(109)	(95)
Gains (losses) associated with cost and equity method investments	268	33	82
Other	(12)	(10)	28
	$209	$39	$117

Note 19 – Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of other comprehensive income for the year ended December 31, 2015:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains on Investments	Foreign Currency Translation	Estimated tax (expense) benefit	Total
	(In millions)
Balance at December 31, 2014	$168	$1,029	$334	$(360)	$1,171
Other comprehensive income before reclassifications	139	(186)	(431)	50	(428)
Amount of gain (loss) reclassified from accumulated other comprehensive income	204	1	—	—	205
Net current period other comprehensive income	(65)	(187)	(431)	50	(633)
Distribution of PayPal	(67)	3	52	—	(12)
Balance at December 31, 2015	$36	$845	$(45)	$(310)	$526

The following table summarizes the changes in accumulated balances of other comprehensive income for the year ended December 31, 2014:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains on Investments	Foreign Currency Translation	Estimated tax (expense) benefit	Total
	(In millions)
Balance at December 31, 2013	$(106)	$921	$657	$(316)	$1,156
Other comprehensive income before reclassifications	238	160	(323)	(44)	31
Amount of gain (loss) reclassified from accumulated other comprehensive income	(36)	52	—	—	16
Net current period other comprehensive income	274	108	(323)	(44)	15
Balance at December 31, 2014	$168	$1,029	$334	$(360)	$1,171

The following table provides details about reclassifications out of accumulated other comprehensive income for the years ended December 31, 2015 and 2014:

Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Statement of Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income
		2015	2014
		(In millions)
Gains (losses) on cash flow hedges - foreign exchange contracts	Cost of net revenues	$24	$—
	Sales and marketing	5	1
	Product development	34	—
	General and administrative	8	(1)
	Total, from continuing operations before income taxes	71	—
	Provision for income taxes	—	—
	Total, from continuing operations net of income taxes	71	—
	Total, from discontinued operations net of income taxes	133	(36)
	Total, net of income taxes	204	(36)

Unrealized gains (losses) on investments	Interest and other, net	1	52
	Total, before income taxes	1	52
	Provision for income taxes	—	—
	Total, net of income taxes	1	52

Total reclassifications for the period	Total, net of income taxes	$205	$16

Note 20 — Restructuring

In January 2015, at a regular meeting of our Board, our Board approved a plan to implement a strategic reduction of our existing global workforce. As a result, we reduced our workforce globally. The reduction was completed in the first half of 2015. The restructuring costs are aggregated in general and administrative expenses in the consolidated statement of income.

$62 million of restructuring costs were recognized during the year ended December 31, 2015 and no costs were recognized in the year ended December 31, 2014.

The following table summarizes the restructuring reserve activity during the year ended December 31, 2015:

Employee Severance and Benefits
(In millions)
Accrued liability as of January 1, 2015	$—
Charges (benefit)	62
Payments	(60)
Accrued liability as of December 31, 2015	$2

Supplementary Data — Quarterly Financial Data — Unaudited
The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2015. This quarterly information has been prepared on the same basis as the Consolidated Financial Statements and includes all adjustments necessary to state fairly the information for the periods presented.
Quarterly Financial Data
(Unaudited, in millions, except per share amounts)

	Quarter Ended
	March 31	June 30	September 30	December 31
2015
Net revenues	$2,061	$2,110	$2,099	$2,322
Gross profit	$1,650	$1,676	$1,666	$1,829
Income from continuing operations	$449	$430	$545	$523
Income (loss) from discontinued operations, net of income taxes	177	(347)	(6)	(46)
Net income	$626	$83	$539	$477
Income (loss) per share - basic:
Continuing operations	$0.37	$0.35	$0.45	$0.44
Discontinued operations	0.14	(0.28)	—	(0.04)
Net income per share - basic	$0.51	$0.07	$0.45	$0.40
Income (loss) per share - diluted:
Continuing operations	$0.37	$0.35	$0.45	$0.43
Discontinued operations	0.14	(0.28)	—	(0.04)
Net income per share - diluted	$0.51	$0.07	$0.45	$0.39
Weighted-average shares:
Basic	1,216	1,217	1,210	1,191
Diluted	1,229	1,225	1,223	1,204

	Quarter Ended
	March 31	June 30	September 30	December 31
2014
Net revenues	$2,149	$2,168	$2,150	$2,323
Gross profit	$1,752	$1,757	$1,737	$1,881
Income (loss) from continuing operations	$(2,561)	$458	$509	$729
Income from discontinued operations, net of income taxes	235	218	164	294
Net income (loss)	$(2,326)	$676	$673	$1,023
Income (loss) per share - basic:
Continuing operations	$(2.01)	$0.36	$0.41	$0.59
Discontinued operations	0.19	0.18	0.13	0.24
Net income (loss) per share - basic	$(1.82)	$0.54	$0.54	$0.83
Income (loss) per share - diluted:
Continuing operations	$(2.01)	$0.36	$0.41	$0.59
Discontinued operations	0.19	0.17	0.13	0.23
Net income (loss) per share - diluted	$(1.82)	$0.53	$0.54	$0.82
Weighted-average shares:
Basic	1,276	1,258	1,242	1,230
Diluted	1,276	1,267	1,251	1,241

eBay Inc.
FINANCIAL STATEMENT SCHEDULE
The Financial Statement Schedule II — VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Annual Report on Form 10-K.

	Balance at Beginning of Period	Charged/Credited to Net Income	Charged to Other Account	Charges Utilized/Write-offs	Balance at End of Period
	(In millions)
Allowances for Doubtful Accounts and Authorized Credits
Year Ended December 31, 2013	$74	$64	$—	$(50)	$88
Year Ended December 31, 2014	88	77	—	(79)	86
Year Ended December 31, 2015	$86	$66	$—	$(68)	$84

Allowance for Transaction Losses
Year Ended December 31, 2013	$20	$172	$—	$(169)	$23
Year Ended December 31, 2014	23	185	—	(181)	27
Year Ended December 31, 2015	$27	$205	$—	$(198)	$34

Tax Valuation Allowance
Year Ended December 31, 2013	$149	$33	$(2)	$(16)	$164
Year Ended December 31, 2014	164	(138)	(1)	—	25
Year Ended December 31, 2015	$25	$19	$(3)	$—	$41

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 1st day of February, 2016.

eBay Inc.

By:	/s/ Devin N. Wenig
Devin N. Wenig
President and Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Devin N. Wenig, Scott F. Schenkel, Brian J. Doerger and Marie Oh Huber and each or any one of them, each with the power of substitution, his or her attorney-in-fact, to sign any amendments to this report, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 1, 2016.

Principal Executive Officer:		Principal Financial Officer:

By:	/s/ Devin N. Wenig	By:	/s/ Scott F. Schenkel
	Devin N. Wenig		Scott F. Schenkel
	President and Chief Executive Officer		Senior Vice President, Chief Financial Officer

Principal Accounting Officer:

		By:	/s/ Brian J. Doerger
Brian J. Doerger
Vice President, Chief Accounting Officer

Additional Directors

By:	/s/ Pierre M. Omidyar	By:	/s/ Thomas J. Tierney
	Pierre M. Omidyar		Thomas J. Tierney
	Founder and Director		Chairman of the Board and Director

By:	/s/ Fred D. Anderson	By:	/s/ Edward W. Barnholt
	Fred D. Anderson		Edward W. Barnholt
	Director		Director

By:	/s/ Anthony J. Bates	By:	/s/ Bonnie S. Hammer
	Anthony J. Bates		Bonnie S. Hammer
	Director		Director

By:	/s/ Kathleen C. Mitic	By:	/s/ Paul S. Pressler
	Kathleen C. Mitic		Paul S. Pressler
	Director		Director

By:	/s/ Robert H. Swan	By:	/s/ Perry M. Traquina
	Robert H. Swan		Perry M. Traquina
	Director		Director

INDEX TO EXHIBITS

No.	Exhibit Description	Filed with this 10-K	Incorporated by Reference
			Form	File No.	Date Filed

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
			8-K	000-24821	11/20/2009

2.03**	Agreement and Plan of Merger, dated March 27, 2011, among Registrant, Gibraltar Acquisition Corp. and GSI Commerce, Inc.		8-K	000-24821	3/30/2011

2.04	Separation and Distribution Agreement by and between Registrant and PayPal Holdings, Inc. dated as of June 26, 2015.		8-K	000-24821	6/30/2015

3.01	Registrant's Amended and Restated Certificate of Incorporation.		8-K	000-24821	4/27/2012

3.02	Registrant's Amended and Restated Bylaws.		8-K	000-24821	1/7/2015

4.01	Form of Specimen Certificate for Registrant's Common Stock.		S-1	333-59097	8/19/1998

4.02	Indenture dated as of October 28, 2010 between Registrant and Wells Fargo Bank, National Association, as trustee.		8-K	000-24821	10/28/2010

4.03	Supplemental Indenture dated as of October 28, 2010 between Registrant and Wells Fargo Bank, National Association, as trustee.		8-K	000-24821	10/28/2010

4.04	Form of 3.250% Note due 2020.		8-K	000-24821	10/28/2010

4.05	Forms of 1.35% Note due 2017, 2.60% Note due 2022 and 4.00% Note due 2042.		8-K	000-24821	7/24/2012

4.06	Indenture dated as of July 2, 2007 between GSI Commerce, Inc. and The Bank of New York, as trustee.		10-Q	000-24821	7/22/2011

4.07	First Supplemental Indenture dated as of June 17, 2011 to the Indenture dated as of July 2, 2007 between GSI Commerce, Inc. and The Bank of New York Mellon, as trustee.		10-Q	000-24821	7/22/2011

4.08	Form of 2.50% Convertible Senior Note due 2027.		10-Q	000-24821	7/22/2011

4.09	Forms of Floating Rate Note due 2017, Floating Rate Note due 2019, 2.200% Note due 2019, 2.875% Note due 2021 and 3.450% Note due 2024.		8-K	000-24821	7/28/2014

10.01+	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers.		S-1	333-59097	7/15/1998

10.02+	Registrant's Amended and Restated 1998 Employee Stock Purchase Plan.		10-Q	000-24821	7/27/2007

10.03+	Registrant's 1998 Directors Stock Option Plan, as amended.		10-K	000-24821	2/28/2007

10.04+	Registrant's 1999 Global Equity Incentive Plan, as amended.		10-Q	000-24821	7/27/2007

No.	Exhibit Description	Filed with this 10-K	Incorporated by Reference
			Form	File No.	Date Filed
10.05+	Form of Stock Option Agreement under Registrant's 1999 Global Equity Incentive Plan.		10-Q	000-24821	10/27/2004

10.06+	Form of Restricted Stock Unit Agreement under Registrant's 1999 Global Equity Incentive Plan.		10-K	000-24821	2/28/2007

10.07+	Registrant's 2001 Equity Incentive Plan, as amended.		10-K	000-24821	2/28/2007

10.08+	Form of Stock Option Agreement under Registrant's 2001 Equity Incentive Plan.		10-Q	000-24821	10/27/2004

10.09+	Registrant's 2003 Deferred Stock Unit Plan, as amended.		10-K	000-24821	2/28/2007

10.10+	Amendment to Registrant's 2003 Deferred Stock Unit Plan, effective April 2, 2012.		10-Q	000-24821	7/19/2012

10.11+	Form of Director Award Agreement under Registrant's 2003 Deferred Stock Unit Plan.		10-Q	000-24821	7/19/2012

10.12+	Form of Electing Director Award Agreement under Registrant's 2003 Deferred Stock Unit Plan.		10-Q	000-24821	7/19/2012

10.13+	Form of New Director Award Agreement under Registrant's 2003 Deferred Stock Unit Plan.		10-Q	000-24821	7/19/2012

10.14+	Form of 2003 Deferred Stock Unit Plan Restricted Stock Unit Grant Notice and Agreement.		10-Q/A	000-24821	4/24/2008

10.15+	Registrant's 2008 Equity Incentive Award Plan, as amended and restated.		S-8	000-24821	5/15/2014

10.16+	Amendment to the Registrant's 2008 Equity Incentive Award Plan, Registrant's 2001 Equity Incentive Plan and Registrant's 1999 Global Equity Incentive Plan.		10-Q	000-24821	7/29/2009

10.17+
Form of Restricted Stock Unit Award Agreement (and Performance-Based Restricted Stock Unit Agreement) under Registrant's 2003 Deferred Stock Unit Plan, Registrant's 2008 Equity Incentive Award Plan and GSI Commerce, Inc. 2010 Equity Incentive Plan.
			10-Q	000-24821	7/19/2012

10.18+	Form of Restricted Stock Unit Award Agreement (with Modified Vesting) under Registrant's 2008 Equity Incentive Award Plan.		10-Q	000-24821	7/19/2012

10.19+	Form of Stock Option Agreement under Registrant's 2008 Equity Incentive Award Plan.		10-Q	000-24821	7/19/2012

10.20+	Form of Stock Option Agreement (with Modified Vesting) under Registrant's 2008 Equity Incentive Award Plan.		10-Q	000-24821	7/19/2012

10.21+	Form of Performance Share Unit Award Agreement under Registrant's 2008 Equity Incentive Award Plan.		10-Q	000-24821	7/19/2012

10.22+	Form of Director Deferred Stock Unit Award Agreement under Registrant's 2008 Equity Incentive Award Plan.		10-Q	000-24821	7/19/2012

10.23+	Form of Restricted Stock Unit Agreement (and Performance-Based Restricted Stock Unit Agreement) under Registrant's 2008 Equity Incentive Award Plan.		8-K	000-24821	6/25/2008

10.24+	Amended and Restated eBay Incentive Plan.		8-K	000-24821	5/5/2015

10.25+	Amendment to eBay Incentive Plan, effective April 2, 2012.		10-Q	000-24821	7/19/2012

10.26+	eBay Inc. Deferred Compensation Plan.		8-K	000-24821	12/20/2007

10.27+	Employment Letter Agreement dated March 31, 2008, between John Donahoe and Registrant.		10-Q/A	000-24821	4/24/2008

No.	Exhibit Description	Filed with this 10-K	Incorporated by Reference
			Form	File No.	Date Filed
10.28+	Letter Agreement dated September 30, 2008 between Robert Swan and Registrant.		10-Q	000-24821	10/23/2008

10.29+	GSI Commerce, Inc. 2010 Equity Incentive Plan.		10-Q	000-24821	7/22/2011

10.30+	Amendment to GSI Commerce, Inc. 2010 Equity Incentive Plan.		10-Q	000-24821	7/22/2011

10.31+	Amendment to GSI Commerce, Inc. 2010 Equity Incentive Plan, effective April 2, 2012.		10-Q	000-24821	7/19/2012

10.32+	Form of Restricted Stock Unit Award Agreement under GSI Commerce, Inc. 2012 Equity Incentive Plan.		10-Q	000-24821	7/19/2012

10.33+
GSI Commerce, Inc. Leadership Team Incentive Plan (Filed as Appendix B to GSI Commerce, Inc.'s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 25, 2008 and incorporated herein by reference).

10.34+	Amendment to GSI Commerce, Inc. Leadership Team Incentive Plan, effective April 2, 2012.		10-Q	000-24821	7/19/2012

10.35+	Form of Restricted Stock Unit Agreement (and Performance-Based Restricted Stock Unit Agreement) under GSI Commerce, Inc. 2010 Equity Incentive Plan, as amended.		10-Q	000-24821	7/22/2011

10.36+	eBay Inc. Employee Stock Purchase Plan.		DEF 14A	000-24821	3/19/2012

10.37+	Offer letter dated August 30, 2011 and executed on September 2, 2011 between Registrant and Devin Wenig.		8-K	000-24821	9/6/2011

10.38	Credit Agreement, dated as of November 9, 2015, by and among Registrant, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto.		8-K	000-24821	11/12/2015

10.39+	Form of New Director Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	4/19/2013

10.40+	Form of Director Annual Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	4/19/2013

10.41+	Form of Electing Director Quarterly Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	4/19/2013

10.42+	Form of Performance Share Unit Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	4/19/2013

10.43+	Form of Global Stock Option Agreement under Registrant's 2008 Equity Incentive Award Plan.		10-Q	000-24821	7/18/2014

10.44+	Form of Global Restricted Stock Unit Agreement (and Performance-Based Restricted Stock Unit Agreement) under Registrant's 2008 Equity Incentive Award Plan.		10-Q	000-24821	7/18/2014

10.45+	Separation Agreement dated September 15, 2014 between Registrant and Mark Carges.		10-Q	000-24821	10/16/2014

10.46+	Offer Letter dated September 29, 2014 between Registrant and Daniel Schulman.		10-Q	000-24821	10/16/2014

10.47+	Letter Agreement dated September 29, 2014 between Registrant and Devin Wenig.		10-Q	000-24821	10/16/2014

10.48+	Written Description of Transaction Success and Retention Program.		10-K	000-24821	2/6/2015

10.49+	Amendment dated December 31, 2014 to Offer Letter between Registrant and Daniel Schulman.		10-K	000-24821	2/6/2015

No.	Exhibit Description	Filed with this 10-K	Incorporated by Reference
			Form	File No.	Date Filed
10.50+	Nomination and Standstill Agreement, dated as of January 21, 2015, by and among the persons and entities listed on Schedule A thereto and Registrant.		8-K	000-24821	1/23/2015

10.51+	eBay Inc. Change in Control Severance Plan for Key Employees, dated June 16, 2015.		8-K	000-24821	6/18/2015

10.52+	eBay Inc. SVP and Above Standard Severance Plan, dated June 16, 2015.		8-K	000-24821	6/18/2015

10.53	Operating Agreement, dated as of July 17, 2015, by and between Registrant, eBay International AG, PayPal Holdings, Inc., PayPal, Inc., PayPal Pte. Ltd. and PayPal Payments Pte. Holdings S.C.S.		8-K	000-24821	7/20/2015

10.54	Transition Services Agreement, dated as of July 17, 2015, by and between Registrant and PayPal Holdings, Inc.		8-K	000-24821	7/20/2015

10.55	Tax Matters Agreement, dated as of July 17, 2015, by and between Registrant and PayPal Holdings, Inc.		8-K	000-24821	7/20/2015

10.56+	Employee Matters Agreement, dated as of July 17, 201, by and between Registrant and PayPal Holdings, Inc.		8-K	000-24821	7/20/2015

10.57
Intellectual Property Matters Agreement, dated as of July 17, 2015, by and among Registrant, eBay International AG, PayPal Holdings, Inc., PayPal, Inc., PayPal Pte. Ltd. and PayPal Payments Pte. Holdings S.C.S.
			8-K	000-24821	7/20/2015

10.58+	Letter dated September 30, 2014 from Registrant to Scott Schenkel.		10-Q	000-24821	7/21/2015

10.59+	Letter dated July 17, 2015 from Registrant to John Donahoe.		10-Q	000-24821	10/28/2015

10.60+	Letter dated July 17, 2015 from Registrant to Robert Swan.		10-Q	000-24821	10/28/2015

10.61+	Letter dated July 17, 2015 from Registrant to Michael Jacobson.		10-Q	000-24821	10/28/2015

12.01	Statement regarding computation of ratio of earnings to fixed charges.	X

21.01	List of Subsidiaries.	X

23.01	PricewaterhouseCoopers LLP consent.	X

24.01	Power of Attorney (see signature page).	X

31.01	Certification of Registrant's Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.02	Certification of Registrant's Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.01	Certification of Registrant's Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.02	Certification of Registrant's Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

No.	Exhibit Description	Filed with this 10-K	Incorporated by Reference
			Form	File No.	Date Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

+	Indicates a management contract or compensatory plan or arrangement

++	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the Securities and Exchange Commission.

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