Form 10-K/A
period 2015-12-31
EBAY INC
filed 2016-02-22
CIK 1065088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $67,436,299,797 based on the closing sale price as reported on The Nasdaq Global Select Market.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 27, 2016
Common Stock, $0.001 par value per share	1,178,705,177

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement for the registrant’s Annual Meeting of Stockholders expected to be held on April 27, 2016.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 (this “Amendment”) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 of eBay Inc. (the “Original 10-K”), as filed with the Securities and Exchange Commission on February 1, 2016, is to re-file Exhibit 12.01 in order to provide the computation of ratios of earnings to fixed charges for the five years ended December 31, 2015 and to correct a numerical error in the computation of the ratio of earnings to fixed charges for the year ended December 31, 2015 that appeared in Exhibit 12.01 to the Original 10-K. Accordingly, Exhibit 12.01 filed with this Amendment supersedes and replaces Exhibit 12.01 to the Original 10-K. Except for the foregoing, this Amendment does not amend or supplement the Original 10-K or update any of the information in the Original 10-K. This Amendment does not reflect events occurring after the filing date of the Original 10-K. As required by rules of the Securities and Exchange Commission, Exhibits 31.01 and 31.02 are also being filed with this Amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on February 22, 2016.

eBay Inc.

By:	/s/ Brian J. Doerger
Brian J. Doerger
Vice President, Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2016.

Principal Executive Officer:		Principal Financial Officer:

By:	/s/ Devin N. Wenig*	By:	/s/ Scott F. Schenkel*
	Devin N. Wenig		Scott F. Schenkel
	President and Chief Executive Officer		Senior Vice President, Chief Financial Officer

Principal Accounting Officer:

		By:	/s/ Brian J. Doerger
Brian J. Doerger
Vice President, Chief Accounting Officer

Additional Directors

By:	/s/ Pierre M. Omidyar*	By:	/s/ Thomas J. Tierney*
	Pierre M. Omidyar		Thomas J. Tierney
	Founder and Director		Chairman of the Board and Director

By:	/s/ Fred D. Anderson*	By:	/s/ Edward W. Barnholt*
	Fred D. Anderson		Edward W. Barnholt
	Director		Director

By:	/s/ Anthony J. Bates*	By:	/s/ Bonnie S. Hammer*
	Anthony J. Bates		Bonnie S. Hammer
	Director		Director

By:	/s/ Kathleen C. Mitic*	By:	/s/ Paul S. Pressler*
	Kathleen C. Mitic		Paul S. Pressler
	Director		Director

By:	/s/ Robert H. Swan*	By:	/s/ Perry M. Traquina*
	Robert H. Swan		Perry M. Traquina
	Director		Director

*By:	/s/ Brian J. Doerger
Brian J. Doerger
Attorney-in-Fact

INDEX TO EXHIBITS

The following exhibits are being filed with this Form 10-K/A.

No.	Exhibit Description

12.01	Statement regarding computation of ratio of earnings to fixed charges.

31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

4