Form 10-Q
period 2016-03-31
EBAY INC
filed 2016-04-27
CIK 1065088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 001-37713

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

As of April 22, 2016, there were 1,148,904,240 of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements
eBay Inc.
CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2016	December 31, 2015
	(In millions, except par value amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,686	$1,832
Short-term investments	5,327	4,299
Accounts receivable, net	599	619
Other current assets	1,091	1,154
Total current assets	9,703	7,904
Long-term investments	3,370	3,391
Property and equipment, net	1,497	1,554
Goodwill	4,519	4,451
Intangible assets, net	82	90
Other assets	437	365
Total assets	$19,608	$17,755
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$6	$—
Accounts payable	275	349
Accrued expenses and other current liabilities	1,651	1,736
Deferred revenue	115	106
Income taxes payable	60	72
Total current liabilities	2,107	2,263
Deferred and other tax liabilities, net	2,080	2,092
Long-term debt	9,030	6,749
Other liabilities	74	75
Total liabilities	13,291	11,179
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 3,580 shares authorized; 1,143 and 1,184 shares outstanding	2	2
Additional paid-in capital	14,627	14,538
Treasury stock at cost, 486 and 443 shares	(17,204)	(16,203)
Retained earnings	8,207	7,713
Accumulated other comprehensive income	685	526
Total stockholders’ equity	6,317	6,576
Total liabilities and stockholders’ equity	$19,608	$17,755
The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended March 31,
	2016	2015
	(In millions, except per share amounts)
	(Unaudited)
Net revenues	$2,137	$2,061
Cost of net revenues	477	411
Gross profit	1,660	1,650
Operating expenses:
Sales and marketing	538	519
Product development	239	221
General and administrative	209	302
Provision for transaction losses	52	69
Amortization of acquired intangible assets	8	10
Total operating expenses	1,046	1,121
Income from operations	614	529
Interest and other, net	(23)	10
Income from continuing operations before income taxes	591	539
Provision for income taxes	(109)	(90)
Income from continuing operations	$482	$449
Income from discontinued operations, net of income taxes	—	177
Net income	$482	$626

Income per share - basic:
Continuing operations	$0.42	$0.37
Discontinued operations	—	0.14
Net income per share - basic	$0.42	$0.51

Income per share - diluted:
Continuing operations	$0.41	$0.37
Discontinued operations	—	0.14
Net income per share - diluted	$0.41	$0.51

Weighted average shares:
Basic	1,159	1,216
Diluted	1,170	1,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2016	2015
	(In millions)
	(Unaudited)
Net income	$482	$626
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation gain (loss)	154	(265)
Unrealized gains (losses) on investments, net	23	(22)
Tax benefit (expense) on unrealized gains (losses) on investments, net	(21)	9
Unrealized gains (losses) on hedging activities, net	3	89
Tax benefit (expense) on unrealized gains (losses) on hedging activities, net	—	(2)
Other comprehensive income (loss), net of tax	159	(191)
Comprehensive income	$641	$435

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2016	2015
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income	$482	$626
Income from discontinued operations, net of income taxes	—	(177)
Adjustments:
Provision for transaction losses	52	69
Depreciation and amortization	167	160
Stock-based compensation	88	93
Changes in assets and liabilities, and other, net of acquisition effects	(148)	(270)
Net cash provided by continuing operating activities	641	501
Net cash provided by discontinued operating activities	—	650
Net cash provided by operating activities	641	1,151
Cash flows from investing activities:
Purchases of property and equipment	(158)	(96)
Purchases of investments	(2,935)	(2,420)
Maturities and sales of investments	2,030	2,019
Other	(12)	(1)
Net cash used in continuing investing activities	(1,075)	(498)
Net cash used in discontinued investing activities	—	(226)
Net cash used in investing activities	(1,075)	(724)
Cash flows from financing activities:
Proceeds from issuance of common stock	7	38
Repurchases of common stock	(1,001)	(1,000)
Excess tax benefits from stock-based compensation	1	20
Tax withholdings related to net share settlements of restricted stock units and awards	(8)	(51)
Proceeds from issuance of long-term debt, net	2,216	—
Other	7	—
Net cash provided by (used in) continuing financing activities	1,222	(993)
Net cash provided by discontinued financing activities	—	8
Net cash provided by (used) in financing activities	1,222	(985)
Effect of exchange rate changes on cash and cash equivalents	66	(297)
Net increase (decrease) in cash and cash equivalents	854	(855)
Cash and cash equivalents at beginning of period	1,832	6,328
Cash and cash equivalents at end of period	$2,686	$5,473
Less: Cash and cash equivalents of discontinued operations	—	2,367
Cash and cash equivalents of continuing operations at end of period	$2,686	$3,106
Supplemental cash flow disclosures:
Cash paid for interest	$73	$74
Cash paid for income taxes	$31	$101

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

Use of estimates

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to provisions for transaction losses, legal contingencies, income taxes, revenue recognition, stock-based compensation, goodwill and the recoverability of intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

Principles of consolidation and basis of presentation

The accompanying condensed financial statements are consolidated and include the financial statements of eBay Inc., our wholly and majority-owned subsidiaries and variable interest entities (“VIE”) where we are the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. Minority interests are recorded as a noncontrolling interest. A qualitative approach is applied to assess the consolidation requirement for VIEs. Investments in entities where we hold at least a 20% ownership interest and have the ability to exercise significant influence, but not control, over the investee are accounted for using the equity method of accounting. For such investments, our share of the investees’ results of operations is included in interest and other, net and our investment balance is included in long-term investments. Investments in entities where we hold less than a 20% ownership interest are generally accounted for using the cost method of accounting, and our share of the investees’ results of operations is included in our condensed consolidated statement of income to the extent dividends are received.

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2015. We have evaluated all subsequent events through the date these condensed consolidated financial statements were issued. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for fair presentation of the condensed consolidated financial statements for interim periods.

Recent Accounting Pronouncements

In 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition guidance provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In 2015, the FASB issued guidance to defer the effective date to fiscal years beginning after December 15, 2017 with early adoption for fiscal years

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

beginning December 15, 2016. In 2016, the FASB issued additional guidance to clarify the implementation guidance. We are evaluating the impact of adopting the new accounting guidance on our consolidated financial statements.

In 2015, the FASB issued new guidance related to presentation of debt issuance costs. The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We adopted this standard retrospectively in the first quarter of 2016. The balance sheet as of December 31, 2015 was retrospectively adjusted, which resulted in reductions to other assets of $30 million and long-term debt of $30 million.

In 2016, the FASB issued new guidance related to accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We are evaluating the impact of adopting this new accounting guidance on our consolidated financial statements.

In 2016, the FASB issued new guidance related to accounting for leases. The new guidance requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are evaluating the impact of adopting this new accounting guidance on our consolidated financial statements.

In 2016, the FASB issued new guidance to revise aspects of stock-based compensation guidance which include income tax consequences, classification of awards as equity or liabilities, and classification on the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. We are evaluating the impact of adopting this new accounting guidance on our consolidated financial statements.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2 — Net Income Per Share

Basic net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding options and equity incentive awards is reflected in diluted net income per share by application of the treasury stock method. The calculation of diluted net income per share excludes all anti-dilutive common shares. The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(In millions, except per share amounts)
Numerator:
Income from continuing operations	$482	$449
Income from discontinued operations, net of income taxes	—	177
Net income	$482	$626
Denominator:
Weighted average shares of common stock - basic	1,159	1,216
Dilutive effect of equity incentive awards	11	13
Weighted average shares of common stock - diluted	1,170	1,229
Income per share - basic:
Continuing operations	$0.42	$0.37
Discontinued operations	—	0.14
Net income per share - basic	$0.42	$0.51
Income per share - diluted:
Continuing operations	$0.41	$0.37
Discontinued operations	—	0.14
Net income per share - diluted	$0.41	$0.51
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	6	4

Note 3 — Discontinued Operations

On June 26, 2015, our Board approved the separation of PayPal through the distribution of 100% of the outstanding common stock of PayPal Holdings, Inc. ("PayPal") to our stockholders (the "Distribution"). To consummate the Distribution, our Board declared a pro rata dividend of PayPal Holdings, Inc. common stock to eBay’s stockholders of record as of the close of business on July 8, 2015 (the “Record Date”). Each eBay stockholder received one (1) share of PayPal Holdings, Inc. common stock for every share of eBay common stock held at the close of business on the Record Date. The Distribution occurred on July 17, 2015. Immediately following the Distribution, PayPal became an independent, publicly traded company and is listed on The NASDAQ Stock Market under the ticker “PYPL.” eBay continues to trade on The NASDAQ Stock Market under the ticker “EBAY.” We have classified the results of PayPal as discontinued operations in our consolidated statement of income for all periods presented. In connection with the Distribution, we reviewed our capital allocation strategy to ensure that each of PayPal and eBay would be well capitalized at Distribution. Pursuant to the terms of the separation and distribution agreement entered into between us and PayPal on June 26, 2015, upon Distribution, assets related to the PayPal business were transferred to, and liabilities related to the PayPal business were retained or assumed by, PayPal. As part of this strategy, we contributed approximately $3.8 billion of cash to PayPal in 2015.

During the second quarter of 2015, our Board approved a plan to sell the businesses underlying our former Enterprise segment (“Enterprise”). Based on the expected sales proceeds, we recorded a goodwill impairment of $786 million in the second quarter of 2015. On July 16, 2015, we signed a definitive agreement to sell Enterprise for $925 million and on November 2, 2015, the sale closed. We recorded a loss of $35 million upon closing included within income from discontinued

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operations, net of income taxes. We have classified the results of Enterprise as discontinued operations in our condensed consolidated statement of income for all periods presented.

The financial results of PayPal and Enterprise are presented as income from discontinued operations, net of income taxes on our condensed consolidated statement of income. The following table presents the combined financial results of PayPal and Enterprise for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(In millions)
Net revenues	$—	$2,387
Cost of net revenues	—	1,039
Gross profit	—	1,348
Operating expenses:
Sales and marketing	—	275
Product development	—	264
General and administrative	(2)	363
Provision for transaction and loan losses	—	195
Amortization of acquired intangible assets	—	48
Total operating expenses	(2)	1,145
Income from operations of discontinued operations	2	203
Interest and other, net	—	(2)
Income from discontinued operations before income taxes	2	201
Provision for income taxes	(2)	(24)
Income from discontinued operations, net of income taxes	$—	$177

Note 4 — Goodwill and Intangible Assets

Goodwill

The following table presents goodwill balances and adjustments to those balances during the three months ended March 31, 2016:

	December 31, 2015	Goodwill Acquired	Adjustments	March 31, 2016
	(In millions)
Goodwill	$4,451	$6	$62	$4,519

The adjustments to goodwill during the three months ended March 31, 2016 were due primarily to foreign currency translation.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets

The components of identifiable intangible assets are as follows:

	March 31, 2016				December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
	(In millions, except years)
Intangible assets:
Customer lists and user base	$425	$(408)	$17	5	$419	$(399)	$20	5
Marketing related	608	(586)	22	5	594	(570)	24	5
Developed technologies	244	(221)	23	4	238	(215)	23	4
All other	157	(137)	20	4	157	(134)	23	4
	$1,434	$(1,352)	$82		$1,408	$(1,318)	$90

Amortization expense for intangible assets was $12 million and $16 million for the three months ended March 31, 2016 and 2015, respectively.

Expected future intangible asset amortization as of March 31, 2016 is as follows (in millions):

Fiscal years:
Remaining 2016	$35
2017	35
2018	11
2019	1
2020	—
Thereafter	—
$82

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5 — Segments

We have one operating and reportable segment. Our chief operating decision maker reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.

The following table sets forth the breakdown of net revenues by type for the periods presented:

	Three Months Ended March 31,
	2016	2015
	(In millions)
Net Revenues by Type:
Net transaction revenues:
Marketplace	$1,500	$1,536
StubHub	177	132
Total net transaction revenues	1,677	1,668
Marketing services and other revenues:
Marketplace	274	235
Classifieds	186	162
Corporate and other	—	(4)
Total marketing services and other revenues	460	393
Total net revenues	$2,137	$2,061

Note 6 — Investments

At March 31, 2016 and December 31, 2015, the estimated fair value of our short-term and long-term investments classified as available for sale, were as follows:

	March 31, 2016
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Short-term investments:
Restricted cash	$25	$—	$—	$25
Corporate debt securities (1)	4,349	2	(56)	4,295
Government and agency securities	50	—	—	50
Equity instruments	9	948	—	957
	$4,433	$950	$(56)	$5,327
Long-term investments:
Corporate debt securities (1)	3,266	16	(42)	3,240
	$3,266	$16	$(42)	$3,240

(1) At March 31, 2016 investment securities with a fair value and an unrealized foreign exchange loss of $1.1 billion and $55 million, respectively, were held by a foreign subsidiary in which the U.S. Dollar is not the functional currency.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At March 31, 2016, investment securities in a continuous loss position for greater than 12 months had an estimated fair value and unrealized loss of $485 million and $35 million, respectively. At December 31, 2015, investment securities in a continuous loss position for greater than 12 months had an estimated fair value and unrealized loss of $769 million and $40 million, respectively. Refer to “Note 14 - Accumulated Other Comprehensive Income” for amounts reclassified to earnings from unrealized gains and losses.

The estimated fair values of our short-term and long-term investments classified as available for sale by date of contractual maturity at March 31, 2016 are as follows:

March 31, 2016
(In millions)
One year or less (including restricted cash of $25)	$4,369
One year through two years	1,476
Two years through three years	1,482
Three years through four years	242
Four years through five years	36
Five years through six years	—
Six years through seven years	—
Seven years through eight years	5
Eight years through nine years	—
Nine years through ten years	—
$7,610
Equity and cost method investments
We have made multiple equity and cost method investments which are reported in long-term investments on our condensed consolidated balance sheet. As of March 31, 2016 and December 31, 2015, our equity and cost method investments totaled $130 million and $124 million, respectively.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7 — Fair Value Measurement of Assets and Liabilities

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015:

Description	Balance as of March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents	$2,686	$2,156	$530
Short-term investments:
Restricted cash	25	25	—
Corporate debt securities	4,295	—	4,295
Government and agency securities	50	—	50
Equity instruments	957	957	—
Total short-term investments	5,327	982	4,345
Derivatives	190	—	190
Long-term investments:
Corporate debt securities	3,240	—	3,240
Total long-term investments	3,240	—	3,240
Total financial assets	$11,443	$3,138	$8,305

Liabilities:
Derivatives	$62	$—	$62

Description	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents	$1,832	$1,664	$168
Short-term investments:
Restricted cash	28	28	—
Corporate debt securities	3,287	—	3,287
Government and agency securities	55	—	55
Equity instruments	929	929	—
Total short-term investments	4,299	957	3,342
Derivatives	97	—	97
Long-term investments:
Corporate debt securities	3,267	—	3,267
Total long-term investments	3,267	—	3,267
Total financial assets	$9,495	$2,621	$6,874

Liabilities:
Derivatives	$25	$—	$25

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our financial assets and liabilities are valued using market prices on both active markets (level 1) and less active markets (level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. The majority of our derivative instruments are valued using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as equity prices, interest rate yield curves, option volatility and currency rates. We did not have any transfers of financial instruments between valuation levels during the three months ended March 31, 2016.

Cash and cash equivalents are short-term, highly liquid investments with original or remaining maturities of three months or less when purchased and are comprised primarily of bank deposits, certificates of deposit and commercial paper.

In addition, we had cost and equity method investments of approximately $130 million and $124 million included in long-term investments on our condensed consolidated balance sheet at March 31, 2016 and December 31, 2015, respectively.

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

As of March 31, 2016 and December 31, 2015, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

Other financial instruments, including accounts receivable and accounts payable, are carried at cost, which approximates their fair value because of the short-term nature of these instruments.

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

For our derivative instruments designated as cash flow hedges, the amounts recognized in earnings related to the ineffective portion were not material in each of the periods presented, and we did not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness. As of March 31, 2016, we have estimated that approximately $42 million of net derivative gains related to our cash flow hedges included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Fair Value of Derivative Contracts

The fair values of our outstanding derivative instruments as of March 31, 2016 and December 31, 2015 were as follows:

	Balance Sheet Location	March 31, 2016	December 31, 2015
		(In millions)
Derivative Assets:
Foreign exchange contracts designated as cash flow hedges	Other Current Assets	$54	$42
Foreign exchange contracts not designated as hedging instruments	Other Current Assets	32	14
Interest rate contracts designated as fair value hedges	Other Assets	104	41
Total derivative assets		$190	$97

Derivative Liabilities:
Foreign exchange contracts designated as cash flow hedges	Other Current Liabilities	$12	$1
Foreign exchange contracts not designated as hedging instruments	Other Current Liabilities	50	24
Total derivative liabilities		$62	$25

Total fair value of derivative instruments		$128	$72

Under the master netting agreements with the respective counterparties to our derivative contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis on our condensed consolidated balance sheet. As of March 31, 2016, the potential effect of rights of set-off associated with the foreign exchange contracts discussed above would be an offset to both assets and liabilities by $56 million, resulting in net derivative assets and derivative liabilities of $30 million and $6 million, respectively. We are not required to pledge, nor are we entitled to receive, collateral related to our foreign exchange derivative transactions. As of March 31, 2016, we had neither pledged nor received collateral related to our interest rate derivative transactions.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following table summarizes the activity of derivative contracts that qualify for hedge accounting as of March 31, 2016 and December 31, 2015, and the impact of these derivative contracts on accumulated other comprehensive income for the three months ended March 31, 2016:

	December 31, 2015	Amount of gain (loss) recognized in other comprehensive income (effective portion)	Amount of gain (loss) reclassified from accumulated other comprehensive income to earnings (effective portion)	March 31, 2016
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$36	$19	$16	$39

The following table summarizes the activity of derivative contracts that qualify for hedge accounting as of March 31, 2015 and December 31, 2014, and the impact of these derivative contracts on accumulated other comprehensive income for the three months ended March 31, 2015:

	December 31, 2014	Amount of gain (loss) recognized in other comprehensive income (effective portion)	Amount of gain (loss) reclassified from accumulated other comprehensive income to earnings (effective portion)	March 31, 2015
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$41	$45	$20	$66

Effect of Derivative Contracts on Condensed Consolidated Statement of Income

The following table provides the location in our financial statements of the recognized gains or losses related to our foreign exchange derivative instruments:

	Three Months Ended March 31,
	2016	2015
	(In millions)
Foreign exchange contracts designated as cash flow hedges recognized in cost of net revenues and operating expenses	$4	$20
Foreign exchange contracts designated as cash flow hedges recognized in interest and other, net	12	—
Foreign exchange contracts not designated as hedging instruments recognized in interest and other, net	(2)	16
Total gain (loss) recognized from foreign exchange derivative contracts in the condensed consolidated statement of income	$14	$36

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides the location in our financial statements of the recognized gains or losses related to our interest rate derivative instruments:

	Three Months Ended March 31,
	2016	2015
	(In millions)
Gain (loss) from interest rate contracts designated as fair value hedges recognized in interest and other, net	$63	$37
Gain (loss) from hedged items attributable to hedged risk recognized in interest and other, net	(63)	(37)
Total gain (loss) recognized from interest rate derivative contracts in the condensed consolidated statement of income	$—	$—

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

	March 31,
	2016	2015
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$1,542	$489
Foreign exchange contracts not designated as hedging instruments	2,864	2,256
Interest rate contracts designated as fair value hedges	2,400	2,400
Total	$6,806	$5,145

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9 — Debt
The following table summarizes the carrying value of our outstanding debt:

	Coupon	As of	Effective	As of	Effective
	Rate	March 31, 2016	Interest Rate	December 31, 2015	Interest Rate
	(In millions, except percentages)
Long-Term Debt
Floating Rate Notes:
Senior notes due 2017	LIBOR plus 0.20%	$450	0.651%	$450	0.586%
Senior notes due 2019	LIBOR plus 0.48%	400	0.853%	400	0.825%

Fixed Rate Notes:
Senior notes due 2017	1.350%	1,000	1.456%	1,000	1.456%
Senior notes due 2018	2.500%	750	2.775%	—	—%
Senior notes due 2019	2.200%	1,150	2.346%	1,150	2.346%
Senior notes due 2020	3.250%	500	3.389%	500	3.389%
Senior notes due 2021	2.875%	750	2.993%	750	2.993%
Senior notes due 2022	3.800%	750	3.989%	—	—%
Senior notes due 2022	2.600%	1,000	2.678%	1,000	2.678%
Senior notes due 2024	3.450%	750	3.531%	750	3.531%
Senior notes due 2042	4.000%	750	4.114%	750	4.114%
Senior notes due 2056	6.000%	750	6.547%	—	—%
Total senior notes		9,000		6,750
Hedge accounting fair value adjustments		104		41
Unamortized discount and debt issuance costs		(74)		(42)
Total long-term debt		$9,030		$6,749

Short-Term Debt
Other indebtedness		6		—
Total short-term debt		6		—
Total Debt		$9,036		$6,749
Senior Notes

In the three months ended March 31, 2016, we issued senior unsecured notes, or senior notes, in an aggregate principal amount of $2.25 billion. This consists of $750 million aggregate principal amount of 2.500% fixed rate notes due 2018, $750 million aggregate principal amount of 3.800% fixed rate notes due 2022 and $750 million aggregate principal amount of 6.000% fixed rate notes due 2056.

The floating rate notes are not redeemable prior to maturity. On and after March 1, 2021, we may redeem some or all of the fixed rate notes due 2056 at any time and from time to time prior to their maturity at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest. We may redeem some or all of the other fixed rate notes of each series at any time and from time to time prior to their maturity, generally at a make-whole redemption price, plus accrued and unpaid interest. If a change of control triggering event (as defined in the applicable notes) occurs with respect to the 2.500% fixed rate notes due 2018, the 3.800% fixed rate notes due 2022 or the 6.000% fixed rate notes due 2056, we must, subject to certain exceptions, offer to repurchase all of the notes of the applicable series at a price equal to 101% of the principal amount, plus accrued and unpaid interest.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The effective interest rates for our senior notes include the interest payable, the amortization of debt issuance costs and the amortization of any original issue discount on these senior notes. Interest on these senior notes is payable either quarterly or semiannually. Interest expense associated with these senior notes, including amortization of debt issuance costs, during the three months ended March 31, 2016 and 2015 was approximately $50 million and $45 million, respectively. At March 31, 2016, the estimated fair value of these senior notes was approximately $8.9 billion.

The indenture pursuant to which the senior notes were issued includes customary covenants that, among other things and subject to exceptions, limit our ability to incur, assume or guarantee debt secured by liens on specified assets or enter into sale and lease-back transactions with respect to specified properties, and also includes customary events of default.

Commercial Paper

We have an up to $1.5 billion commercial paper program pursuant to which we may issue commercial paper notes with maturities of up to 397 days from the date of issue in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time. As of March 31, 2016, there were no commercial paper notes outstanding.

Credit Agreement

As of March 31, 2016, no borrowings were outstanding under our $2 billion credit agreement. However, as described above, we have an up to $1.5 billion commercial paper program and therefore maintain $1.5 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due. As a result, at March 31, 2016, $500 million of borrowing capacity was available for other purposes permitted by the credit agreement. The credit agreement includes customary representations, warranties, affirmative and negative covenants, including financial covenants, events of default and indemnification provisions in favor of the banks. The negative covenants include restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case, subject to certain exceptions. The financial covenants require us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio. The events of default include the occurrence of a change of control (as defined in the credit agreement) with respect to us.

We were in compliance with all covenants in our outstanding debt instruments for the three-month period ended March 31, 2016.

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

matters disclosed in this Note 10, we are unable to estimate the possible loss or range of losses that could potentially result from the application of such non-monetary remedies.

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable were not material for the three months ended March 31, 2016. Except as otherwise noted for the proceedings described in this Note 10, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to significant uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material.

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

Regulatory Proceedings

In May 2014, we publicly announced that criminals were able to penetrate our network and steal certain data, including user names, encrypted user passwords and other non-financial user data. Upon making this announcement, we required all buyers and sellers on our platform to reset their passwords in order to login to their account. In addition to making this public announcement, we proactively approached a number of regulatory and governmental bodies, including those with the most direct supervisory authority over our data privacy and data security programs, to specifically inform them of the incident and our actions to protect our customers in response. Certain of those regulatory agencies have requested us to provide further, more detailed information regarding the incident, and we believe that we have fully cooperated in all of those requests. To date, we have not been informed by any regulatory authority of an intention to bring any enforcement action arising from this incident; however, in the future we may be subject to fines or other regulatory action. In addition, in July 2014, a putative class action lawsuit was filed against us for alleged violations and harm resulting from the incident. The lawsuit was dismissed with leave to amend.

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Off-Balance Sheet Arrangements

As of March 31, 2016, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

We have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under the arrangement. As of March 31, 2016, we had a total of $1.4 billion in cash withdrawals offsetting our $1.4 billion in Aggregate Cash Deposits held within the financial institution under the cash pooling arrangement.

Note 11 — Stock Repurchase Programs

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The stock repurchase activity under our stock repurchase programs during the three months ended March 31, 2016 is summarized as follows:

	Shares Repurchased	Average Price per Share (1)	Value of Shares Repurchased	Remaining Amount Authorized
	(In millions, except per share amounts)
Balance as of January 1, 2016				$1,836
Repurchase of shares of common stock	42	$23.67	1,000	(1,000)
Balance as of March 31, 2016				$836

(1) Excludes broker commissions.

As of March 31, 2016, a total of approximately $836 million remained available for future repurchases of our common stock under our June 2015 stock repurchase program. These repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. No repurchased shares of common stock have been retired.

Note 12 — Stock-Based Plans

Stock Option Activity

The following table summarizes stock option activity for the three months ended March 31, 2016:

Options
(In millions)
Outstanding as of January 1, 2016	7
Granted and assumed	—
Exercised	—
Forfeited/expired/canceled	(1)
Outstanding as of March 31, 2016	6

Restricted Stock Unit Activity

The following table summarizes restricted stock unit (“RSU”) activity for the three months ended March 31, 2016:

Units
(In millions)
Outstanding as of January 1, 2016	36
Awarded and assumed	1
Vested	(1)
Forfeited	—
Outstanding as of March 31, 2016	36

The weighted average grant date fair value for RSUs awarded during the period was $23.31 per share.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

 Stock-Based Compensation Expense

The impact on our results of operations of recording stock-based compensation expense for the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended March 31,
	2016	2015
	(In millions)
Cost of net revenues	$7	$8
Sales and marketing	21	24
Product development	31	29
General and administrative	29	32
Total stock-based compensation expense	$88	$93
Capitalized in product development	$3	$3

Stock Option Valuation Assumptions

We calculated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the three months ended March 31, 2015:

Three Months Ended March 31,
2015
Risk-free interest rate	1.46%
Expected life (in years)	4.4
Dividend yield	—%
Expected volatility	27%

An immaterial amount of stock options were granted during the three months ended March 31, 2016.

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

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was issued by the Tax Court in December 2015. At this time, the U.S. Department of the Treasury has not withdrawn the requirement to include stock-based compensation from its regulations. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits or obligations, and the risk of the Tax Court’s decision being overturned upon appeal, we have

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

not recorded any benefit or expense as of March 31, 2016. We will continue to monitor ongoing developments and potential impacts to our consolidated financial statements.

Note 14 — Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended March 31, 2016:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains on Investments	Foreign Currency Translation	Estimated tax (expense) benefit	Total
	(In millions)
Beginning balance	$36	$845	$(45)	$(310)	$526
Other comprehensive income (loss) before reclassifications	19	18	154	(21)	170
Amount of gain (loss) reclassified from accumulated other comprehensive income	16	(5)	—	—	11
Net current period other comprehensive income	3	23	154	(21)	159
Ending balance	$39	$868	$109	$(331)	$685

The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended March 31, 2015:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains on Investments	Foreign Currency Translation	Estimated tax (expense) benefit	Total
	(In millions)
Beginning balance	$168	$1,029	$334	$(360)	$1,171
Other comprehensive income (loss) before reclassifications	159	(23)	(265)	7	(122)
Amount of gain (loss) reclassified from accumulated other comprehensive income	70	(1)	—	—	69
Net current period other comprehensive income	89	(22)	(265)	7	(191)
Ending balance	$257	$1,007	$69	$(353)	$980

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides details about reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2016 and 2015:

Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Statement of Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income
		Three Months Ended March 31, 2016	Three Months Ended March 31, 2015

Gains (losses) on cash flow hedges - foreign exchange contracts	Cost of net revenues	$2	$6
	Sales and marketing	—	1
	Product development	2	11
	General and administrative	—	2
	Interest and other, net	12	—
	Total, from continuing operations before income taxes	16	20
	Provision for income taxes	—	—
	Total, from continuing operations net of income taxes	16	20
	Total, from discontinued operations net of income taxes	—	50
	Total, net of income taxes	16	70

Unrealized gains (losses) on investments	Interest and other, net	(5)	(1)
	Total, before income taxes	(5)	(1)
	Provision for income taxes	—	—
	Total, net of income taxes	(5)	(1)

Total reclassifications for the period	Total, net of income taxes	$11	$69

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

No restructuring costs were recognized during the three months ended March 31, 2016. $60 million of restructuring costs were recognized during the three months ended March 31, 2015. No liability remained at March 31, 2016 for these restructuring costs.

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

Net revenues for the three months ended March 31, 2016 increased 4% to $2.1 billion compared to the same period of the prior year. FX-Neutral (as defined below) net revenue increased 6% for the three months ended March 31, 2016 compared to the same period of the prior year. Operating margin increased to 29% for the three months ended March 31, 2016 compared to 26% in the same period of the prior year. Diluted earnings per share from continuing operations increased to $0.41 for the three months ended March 31, 2016 compared to $0.37 in the same period of the prior year. We generated cash flow from continuing operating activities of $641 million for the three months ended March 31, 2016 compared to $501 million in the same period of the prior year.

Impact of Foreign Currency Exchange Rates

Our commerce platforms operate globally, resulting in certain revenues that are denominated in foreign currencies, primarily the Euro, British pound, Korean won and Australian dollar, subjecting us to foreign currency risk which may adversely impact our financial results. We calculate the year-over-year impact of foreign currency movements using prior period foreign currency rates applied to current year transactional currency amounts. The foreign exchange (“FX”) neutral, or constant currency, net revenue amounts are non-GAAP financial measures and are not in accordance with, or an alternative to, measures prepared in accordance with generally accepted accounting principles (“GAAP”). The information in this section should be read in connection with the information in “Non-GAAP Measure of Financial Performance.”

Because we generated a majority of our net revenues internationally, including the three months ended March 31, 2016 and 2015, we are subject to the risks of doing business in foreign countries as discussed under “Part II - Item 1A - Risk Factors.”

The following table sets forth a reconciliation of FX-Neutral GMV and FX-Neutral net revenues (each as defined below) to our reported GMV and net revenues for the periods presented:

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	As Reported	Exchange Rate Effect(1)	FX-Neutral(2)	As Reported	As Reported Percent Change	FX-Neutral Percent Change
	(In millions, except percentage changes)
GMV (3):
Marketplace	$19,581	$(624)	$20,205	$19,476	1%	4%
StubHub	869	(1)	870	675	29%	29%
Total GMV	$20,450	$(625)	$21,075	$20,151	1%	5%

Net transaction revenues:
Marketplace	$1,500	$(44)	$1,544	$1,536	(2)%	1%
StubHub	177	—	177	132	34%	34%
Total net transaction revenues	1,677	(44)	1,721	1,668	1%	3%
Marketing services and other revenues:
Marketplace	274	(5)	279	235	17%	19%
Classifieds	186	(4)	190	162	15%	17%
Corporate and other	—	—	—	(4)	**	**
Total marketing services and other revenues	460	(9)	469	393	17%	19%
Total net revenues	$2,137	$(53)	$2,190	$2,061	4%	6%

(1)	We define exchange rate effect as the year-over-year impact of foreign currency movements using prior period foreign currency rates applied to current year transactional currency amounts.

(2)
We define FX-Neutral Gross Merchandise Volume as Gross Merchandise Volume minus the exchange rate effect. We define the non-GAAP financial measures of FX-Neutral net revenue as net revenue minus the exchange rate effect.

(3)
We define Gross Merchandise Volume (“GMV”) as the total value of all successfully closed transactions between users on our Marketplace and StubHub platforms during the applicable period regardless of whether the buyer and seller actually consummated the transaction. We believe that GMV provides a useful measure of the overall volume of closed transactions that flow through our platforms in a given period, notwithstanding the inclusion in GMV of closed transactions that are not ultimately consummated.

Cost of net revenues were positively impacted by $10 million (inclusive of a positive impact of approximately $2 million from hedging activities) due to foreign currency movements relative to the U.S. dollar in the three months ended March 31, 2016 compared to the same period in the prior year.

Operating expenses were positively impacted by $20 million (inclusive of a positive impact of approximately $2 million from hedging activities) due to foreign currency movements relative to the U.S. dollar in the three months ended March 31, 2016 compared to the same period in the prior year.

The effect of foreign currency exchange rate movements during the three months ended March 31, 2016 compared to the same period in the prior year, was due to the strengthening of the U.S. dollar against other currencies, primarily the British pound, the Euro and the Korean won.

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

The following table sets forth the breakdown of net revenues by type and geography for the periods presented:

	Three Months Ended March 31,
	2016	2015
	(In millions)
Net Revenues by Type:
Net transaction revenues:
Marketplace	$1,500	$1,536
StubHub	177	132
Total net transaction revenues	1,677	1,668
Marketing services and other revenues:
Marketplace	274	235
Classifieds	186	162
Corporate and other	—	(4)
Total marketing services and other revenues	460	393
Total net revenues	$2,137	$2,061

Net Revenues by Geography:
U.S.	$909	$864
International	1,228	1,197
Total net revenues	$2,137	$2,061

Revenues are attributed to U.S. and international geographies based primarily upon the country in which the seller, platform that displays advertising, other service provider or customer, as the case may be, is located.

The following table sets forth, for the periods presented, certain key operating metrics that we believe are significant factors affecting our net revenues:

	Three Months Ended March 31,		Percent
	2016	2015	Change
	(In millions, except percentage changes)
Supplemental Operating Data:
GMV:
Marketplace	$19,581	$19,476	1%
StubHub	869	675	29%
Total GMV	$20,450	$20,151	1%

Transaction take rate:
Marketplace (1)	7.66%	7.89%	(0.23)%
StubHub (2)	20.37%	19.56%	0.81%
Total transaction take rate (3)	8.20%	8.28%	(0.08)%

(1)    We define Marketplace transaction take rate as Marketplace net transaction revenues divided by Marketplace GMV.
(2)    We define StubHub transaction take rate as StubHub net transaction revenues divided by StubHub GMV.
(3)    We define total transaction take rate as total net transaction revenues divided by GMV.

Seasonality

The following table sets forth, for the periods presented, our total net revenues and the sequential quarterly changes in these net revenues:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In millions, except percentage changes)
2014
Net revenues	$2,149	$2,168	$2,150	$2,323
Percent change from prior quarter	(6)%	1%	(1)%	8%
2015
Net revenues	$2,061	$2,110	$2,099	$2,322
Percent change from prior quarter	(11)%	2%	(1)%	11%
2016
Net revenues	$2,137	—	—	—
Percent change from prior quarter	(8)%	—%	—%	—%

We expect transaction activity patterns on our platforms to mirror general consumer buying patterns. We expect that these trends will continue.

Net Transaction Revenues

Net transaction revenues increased $9 million, or 1%, and GMV also increased 1% in the three months ended March 31, 2016 compared to the same period in the prior year. Net transaction revenues represented 78% of total net revenues in the three months ended March 31, 2016 compared to 81% in the same period in the prior year. The increase in net transaction revenues and GMV was driven primarily by FX-Neutral net revenue and FX-Neutral GMV increases offset partially by a negative impact from foreign currency movements relative to the U.S. dollar. FX-Neutral net transaction revenue and FX-Neutral GMV increased 3% and 5% respectively, in the three months ended March 31, 2016 compared to the same period in the prior year. The FX-Neutral GMV increase of 5% was driven by an increase in FX-Neutral Marketplace GMV, and to a lesser extent, StubHub GMV. The total transaction take rate was lower in the three months ended March 31, 2016 compared to the same period in the prior year due to decrease in our Marketplace transaction take rate, partially offset by an increase in our StubHub transaction take rate.

Marketplace net transaction revenues decreased $36 million, or 2%, while Marketplace GMV increased 1%, in the three months ended March 31, 2016 compared to the same period in the prior year. The decrease in Marketplace net transaction revenues was driven primarily by a negative impact from foreign currency movements relative to the U.S. dollar. FX-Neutral Marketplace net transaction revenue and FX-Neutral Marketplace GMV increased 1% and 4% respectively, in the three months ended March 31, 2016 compared to the same period in the prior year. The FX-Neutral Marketplace GMV increase of 4% was driven primarily by an increase in volume in local currencies on our Marketplace platforms internationally and to a lesser extent, the U.S. The increase in FX-Neutral Marketplace net transaction revenue was less than the increase in FX-Neutral Marketplace GMV due to a lower Marketplace transaction take rate. The Marketplace transaction take rate was lower in the three months ended March 31, 2016 compared to the same period in the prior year due to an increase in our buyer and seller incentives, which are accounted for as a reduction of revenue, as well as a shift in vertical and seller mix.

StubHub net transaction revenues increased $45 million, or 34%, while StubHub GMV increased 29% in in the three months ended March 31, 2016 compared to the same period in the prior year. The increase in StubHub net transaction revenues was driven primarily by an increase in StubHub GMV and an increase in StubHub transaction take rate. The StubHub GMV increase was driven primarily by an increase in volume of ticket sales related to Sports and Concerts. The increase in StubHub net transaction revenue was greater than the increase in StubHub GMV due to a higher StubHub transaction take rate. The StubHub transaction take rate was higher in in the three months ended March 31, 2016 compared to the same period in the prior year due primarily to a change in mix of events and sellers on the StubHub platforms.

Net transaction revenues earned internationally totaled $922 million and $920 million during the three months ended March 31, 2016 and 2015, respectively, representing 55% of total net transaction revenues in both periods.

Marketing Services and Other Revenues

Marketing services and other revenues increased $67 million, or 17%, in the three months ended March 31, 2016 compared to the same period of the prior year. The increase was driven primarily by an increase in FX-Neutral marketing services and other revenues offset partially by a negative impact from foreign currency movements relative to the U.S. dollar. FX-Neutral marketing services and other revenues increased 19% in the three months ended March 31, 2016 compared to the same period of the prior year. The FX-Neutral marketing services and other revenues increase was driven by increased FX-Neutral Marketplace marketing services and other revenues, and to a lesser extent, increased FX-Neutral Classifieds marketing services and other revenues.

Marketplace marketing services and other revenues increased $39 million, or 17%, in the three months ended March 31, 2016 compared to the same period of the prior year. The increase was driven primarily by an increase in FX-Neutral Marketplace marketing services and other revenues offset partially by a negative impact from foreign currency movements relative to the U.S. dollar. FX-Neutral Marketplace marketing services and other revenues increased by 19% in the three months ended March 31, 2016 compared to the same period of the prior year. The increase in FX-Neutral Marketplace marketing services and other revenues was primarily driven by increased fees earned for referral services and increased revenue in local currencies from advertising display on our Marketplace platforms. The increase in fees earned for referral services consist primarily of fees for customers acquired and incentives for the usage of PayPal products on certain Marketplace platforms, which were not included in marketing services and other revenues prior to the distribution of PayPal.

Classifieds marketing services and other revenues increased $24 million, or 15%, in the three months ended March 31, 2016 compared to the same period of the prior year. The increase was driven primarily by an increase in FX-Neutral Classifieds marketing services and other revenues offset partially by a negative impact from foreign currency movements relative to the U.S. dollar. FX-Neutral Classifieds marketing services and other revenues increased by 17% in the three months ended March 31, 2016 compared to the same period of the prior year. The increase in FX-Neutral Classifieds marketing services and other revenues was driven primarily by increased revenue from our Classifieds platforms in our developed markets of Germany, Canada and the UK.

Summary of Cost of Net Revenues

The following table summarizes changes in cost of net revenues for the periods presented:

	Three Months Ended March 31,		Change from 2015 to 2016
	2016	2015	in Dollars	in %
	(In millions, except percentages)
Cost of net revenues	$477	$411	$66	16%
As a percentage of net revenues	22.3%	19.9%

Cost of net revenues consists primarily of costs associated with customer support, site operations, and payment processing. Significant components of these costs include employee compensation, contractor costs, facilities costs, depreciation of equipment and amortization expense, bank transaction fees, and credit card interchange and assessment fees.

Cost of net revenues increased $66 million, or 16%, during the three months ended March 31, 2016, compared to the same period of the prior year. The increase was due primarily to an increase in transaction fees for payment services and continued investment in our site operations and data centers offset by a favorable impact due to foreign currency movements relative to the U.S. dollar. The increase in transaction fees for payment services consists primarily of the impact of transaction fees for payment services provided by PayPal which were not included in cost of net revenues prior to the Distribution. Cost of net revenues as a percentage of net revenues was 22.3% and 19.9% respectively, for the three months ended March 31, 2016 and 2015.

Summary of Operating Expenses and Interest and Other, net

The following table summarizes changes in operating expenses and interest and other, net for the periods presented:

	Three Months Ended March 31,		Change from 2015 to 2016
	2016	2015	in Dollars	in %
	(In millions, except percentage changes)
Sales and marketing	$538	$519	$19	4%
Product development	239	221	18	8%
General and administrative	209	302	(93)	(31)%
Provision for transaction losses	52	69	(17)	(25)%
Amortization of acquired intangible assets	8	10	(2)	(20)%
Interest and other, net	(23)	10	(33)	(330)%

The following table summarizes operating expenses and interest and other, net as a percentage of net revenues for the periods presented:

	Three Months Ended March 31,
	2016	2015
Sales and marketing	25%	25%
Product development	11%	11%
General and administrative	10%	15%
Provision for transaction losses	2%	3%
Amortization of acquired intangible assets	—%	—%
Interest and other, net	(1)%	—%

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

Sales and marketing expenses increased $19 million, or 4%, during the three months ended March 31, 2016 compared to the same period of the prior year. The increase in sales and marketing expense was due primarily to an increase in marketing program costs (both online and offline programs) offset by a favorable impact from foreign currency movements relative to the U.S. dollar. Sales and marketing expenses as a percentage of net revenues were 25% for both the three months ended March 31, 2016 and 2015.

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

Capitalized internal use and website development costs were $25 million in the three months ended March 31, 2016 compared to $37 million in the three months ended March 31, 2015 and are primarily reflected as a cost of net revenues when amortized in future periods.

Product development expenses increased $18 million, or 8%, during the three months ended March 31, 2016 compared to the same period of the prior year primarily related to favorable hedging relative to the U.S. dollar in the three months ended March 31, 2015 that did not recur to the same extent in the three months ended March 31, 2016 and increased depreciation on equipment. Product development expenses as a percentage of net revenues were 11% for both the three months ended March 31, 2016 and 2015.

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

General and administrative expenses decreased $93 million, or 31%, during the three months ended March 31, 2016 compared to the same period of the prior year. The decrease was due primarily to restructuring expenses in the three months ended March 31, 2015 that did not recur in the three months ended March 31, 2016. These expenses were due to restructuring costs from our global workforce reduction and costs related to the distribution of PayPal. General and administrative expenses as a percentage of net revenues were 10% and 15% for the three months ended March 31, 2016 and 2015, respectively.

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

Provision for transaction losses decreased $17 million, or 25%, during the three months ended March 31, 2016 compared to the same periods of the prior year due. The decrease was due primarily to lower customer protection program costs. Provision for transaction losses as a percentage of net revenues were 2% and 3% for the three months ended March 31, 2016 and 2015, respectively.

Amortization of Acquired Intangible Assets

From time to time we have purchased, and we expect to continue to purchase, assets and businesses. These purchase transactions generally result in the creation of acquired intangible assets with finite lives and lead to a corresponding increase in our amortization expense in periods subsequent to acquisition. We amortize intangible assets over the period of estimated benefit, using the straight-line method and estimated useful lives ranging from one to six years. Amortization of acquired intangible assets is also impacted by our sales of assets and businesses and timing of acquired intangible assets becoming fully amortized. See “Note 4 - Goodwill and Intangible Assets” to our condensed consolidated financial statements included in this report.

Amortization of acquired intangible assets decreased $2 million during the three months ended March 31, 2016 compared to the same period of the prior year. The decrease was due to certain intangible assets becoming fully amortized during 2015.

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

Interest and other, net decreased $33 million during the three months ended March 31, 2016 compared to the same period of the prior year. The decrease in interest and other, net was due primarily to a decrease in interest income due to a lower overall cash, short-term investments and long-term investments balances after the Distribution, an increase in interest expense related to the issuance of senior notes during the three months ended March 31, 2016 and an increase in losses associated with cost and equity method investments.

Provision for Income Taxes

	Three Months Ended March 31,
	2016	2015
	(In millions, except percentages)
Provision for income taxes	$109	$90
Effective tax rate	18%	17%

Our effective tax rate was 18% for the three months ended March 31, 2016 compared to 17% for the same period in the prior year. The increase in our effective tax rate for the three months ended March 31, 2016 compared to the same period of the prior year was primarily related to favorable items in the three months ended March 31, 2015 related to the distribution of PayPal that did not recur in the three months ended March 31, 2016.

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

Reconciliation of FX-neutral net revenues to the most directly comparable GAAP measure can be found in the table under “Impact of Foreign Currency Exchange Rates” included above. These non-GAAP measures are provided to enhance investors’ overall understanding of our current financial performance and its prospects for the future. Specifically, we believe these non-GAAP measures provide useful information to both management and investors by excluding the foreign currency exchange rate impact that may not be indicative of our core operating results and business outlook. In addition, because we have historically reported certain non-GAAP results to investors, we believe that the inclusion of these non-GAAP measures provide consistency in our financial reporting.

In addition to these corresponding GAAP measures, management uses the foregoing non-GAAP measures in reviewing our financial results.

Liquidity and Capital Resources

Cash Flows

	Three Months Ended March 31,
	2016	2015
	(In millions)
Net cash provided by (used in):
Continuing operating activities	$641	$501
Continuing investing activities	(1,075)	(498)
Continuing financing activities	1,222	(993)
Effect of exchange rates on cash and cash equivalents	66	(297)
Net increase in cash and cash equivalents - discontinued operations	—	432
Net increase (decrease) in cash and cash equivalents	$854	$(855)

Continuing Operating Activities

The net cash provided by continuing operating activities of $641 million in the three months ended March 31, 2016 was due primarily to net income of $482 million with adjustments of $167 million in depreciation and amortization, $52 million in provision for transaction losses, and $88 million in stock-based compensation and a decrease of $148 million in changes in assets and liabilities, and other, net of acquisition effects.

The net cash provided by continuing operating activities of $501 million in the three months ended March 31, 2015 was due primarily to net income of $626 million with adjustments for income from discontinued operations of $177 million, $160 million in depreciation and amortization, $93 million in stock-based compensation and $69 million in provision for transaction losses, and a decrease of $270 million in changes in assets and liabilities, and other, net of acquisition effects.

Continuing Investing Activities

The net cash used in continuing investing activities of $1.1 billion in the three months ended March 31, 2016 was due primarily to cash paid for purchases of investments of $2.9 billion and purchases of property and equipment of $158 million partially offset by proceeds of $2.0 billion from the maturities and sale of investments.

The net cash used in continuing investing activities of $498 million in the three months ended March 31, 2015 was due primarily to cash paid for purchases of investments of $2.4 billion and purchases of property and equipment of $96 million partially offset by proceeds of $2.0 billion from the maturities and sale of investments.

Continuing Financing Activities

The net cash provided by continuing financing activities of $1.2 billion in the three months ended March 31, 2016 was due primarily to cash inflows of $2.2 billion from the issuance of senior notes partially offset by cash outflows of $1.0 billion to repurchase common stock.

The net cash used in continuing financing activities of $993 million in the three months ended March 31, 2015 was due primarily to cash outflows of $1.0 billion to repurchase common stock and cash paid for tax withholdings in the amount of $51 million related to net share settlements of restricted stock units and awards. These cash outflows were partially offset by $38 million from the issuance of common stock in connection with the exercise of stock options and the effect of $20 million of excess tax benefits from stock-based compensation.

The positive effect of exchange rate movements on cash and cash equivalents during the three months ended March 31, 2016 was due to the weakening of the U.S. dollar against other currencies, primarily the Euro.

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

During the three months ended March 31, 2016, we repurchased approximately $1.0 billion of our common stock under our stock repurchase programs. As of March 31, 2016, a total of approximately $836 million remained available for future repurchases of our common stock under our June 2015 repurchase program.

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

Shelf Registration Statement and Long-Term Debt

At March 31, 2016, we had an effective shelf registration statement on file with the Securities and Exchange Commission that allows us to issue various types of debt securities, as well as common stock, preferred stock, warrants, depositary shares representing fractional interest in shares of preferred stock, purchase contracts and units from time to time in one or more offerings. Each issuance under the shelf registration statement will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. The registration statement does not limit the amount of securities that may be issued thereunder. Our ability to issue securities is subject to market conditions and other factors including, in the case of our debt securities, our credit ratings and compliance with the covenants in our credit agreement.

In the three months ended March 31, 2016, we issued senior unsecured notes, or senior notes, in an aggregate principal amount of $2.25 billion. This consists of $750 million aggregate principal amount of 2.500% fixed rate notes due 2018, $750 million aggregate principal amount of 3.800% fixed rate notes due 2022 and $750 million aggregate principal amount of 6.000% fixed rate notes due 2056.

We previously issued senior notes in underwritten public offerings under prior registration statements. The senior notes that remained outstanding as of March 31, 2016 consisted of $450 million aggregate principal amount of floating rate notes due 2017, $1.0 billion aggregate principal amount of 1.35% fixed rate notes due 2017, $400 million aggregate principal amount of floating rate notes due 2019, $1.15 billion aggregate principal amount of 2.2% fixed rate notes due 2019, $500 million aggregate principal amount of 3.250% fixed rate notes due 2020, $750 million aggregate principal amount of 2.875% fixed rate notes due 2021, $1.0 billion aggregate principal amount of 2.60% fixed rate notes due 2022, $750 million aggregate principal amount of 3.45% fixed rate notes due 2024 and $750 million aggregate principal amount of 4.00% fixed rate notes due 2042.

The net proceeds from the sale of these senior notes will be used for general corporate purposes, including, among other things, capital expenditures, share repurchases, repayment of indebtedness and possible acquisitions.

The floating rate notes are not redeemable prior to maturity. On and after March 1, 2021, we may redeem some or all of the fixed rate notes due 2056 at any time and from time to time prior to their maturity, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest. We may redeem some or all of the other fixed rate notes of each series at any time and from time to time prior to their maturity, generally at a make-whole redemption price plus accrued and unpaid interest. If a change of control triggering event (as defined in the applicable notes) occurs with respect to the 2.500% fixed rate notes due 2018, the 3.800% fixed rate notes due 2022 or the 6.000% fixed rate notes due 2056, we must, subject to certain exceptions, offer to repurchase all of the notes of the applicable series at a price equal to 101% of the principal amount plus accrued and unpaid interest.

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

Commercial Paper

We have a $1.5 billion commercial paper program pursuant to which we may issue commercial paper notes with maturities of up to 397 days from the date of issue in an aggregate principal amount up to $1.5 billion at any time outstanding. As of March 31, 2016, there were no commercial paper notes outstanding.

Credit Agreement

As of March 31, 2016, no borrowings or letters of credit were outstanding under our $2 billion credit agreement. As described above, we have an up to $1.5 billion commercial paper program and maintain $1.5 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due. As a result, at March 31, 2016, $500 million of borrowing capacity was available for other purposes permitted by the credit agreement. The credit agreement contains customary representations, warranties, affirmative and negative covenants, including financial covenants, events of default and indemnification provisions in favor of the banks. The negative covenants include restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case, subject to certain exceptions. The financial covenants require us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio.

We were in compliance with all covenants in our outstanding debt instruments for the three-month period ended March 31, 2016.

Credit Ratings
As of March 31, 2016, we were rated investment grade by Standard and Poor’s Financial Services, LLC (long-term rated BBB+, short-term rated A-2, with a stable outlook), Moody’s Investor Service (long-term rated Baa1, short-term rated P-2, with a stable outlook), and Fitch Ratings, Inc. (long-term rated BBB, short-term rated F-2, with a stable outlook). We disclose these ratings to enhance the understanding of our sources of liquidity and the effects of our ratings on our costs of funds. Our borrowing costs depend, in part, on our credit ratings and any further actions taken by these credit rating agencies to lower our credit ratings, as described above, will likely increase our borrowing costs.

Liquidity and Capital Resource Requirements

As of March 31, 2016 and December 31, 2015, we had assets classified as cash and cash equivalents, as well as short-term and long-term non-equity investments, in an aggregate amount of $10.3 billion and $8.5 billion, respectively. As of March 31, 2016, this amount included assets held in certain of our foreign operations totaling approximately $6.9 billion. Of the $6.9 billion held by our non-U.S. subsidiaries, approximately $4.8 billion was available for use in the U.S. without incurring additional U.S. income taxes in excess of the amounts already accrued in our condensed consolidated financial statements as of March 31, 2016. As of March 31, 2016, we had not repatriated any of these funds to the U.S. and, as a result, we have not yet paid U.S. tax on any portion of these funds. However, to the extent we repatriate these funds to the U.S., we will be required to pay U.S. income and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs. The remaining amount of non-U.S. cash and cash equivalents, as well as short-term and long-term non-equity investments, have been indefinitely reinvested and, therefore, no U.S. current or deferred taxes have been accrued as this amount is necessary to support our planned ongoing investments in our foreign operations. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the U.S., and we do not expect that we will need to repatriate the funds we have designated as indefinitely reinvested outside the U.S. Under current tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the U.S., such amounts would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.

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

Off-Balance Sheet Arrangements

As of March 31, 2016, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

We have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under the arrangement. As of March 31, 2016, we had a total of $1.4 billion in cash withdrawals offsetting our $1.4 billion in Aggregate Cash Deposits held within the financial institution under the cash pooling arrangements.

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

The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2015. Our market risk profile has not changed significantly during the first three months of 2016.

Interest Rate Risk

We are exposed to interest rate risk relating to our investment portfolio and our outstanding debt. We seek to reduce earnings volatility that may result from changes in interest rates.

As of March 31, 2016, approximately 24% of our total cash and investment portfolio was held in cash and cash equivalents. As such, changes in interest rates will impact interest income. As discussed below, fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates.

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

As of March 31, 2016, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate investment securities may be adversely impacted due to a rise in interest rates. In general, fixed-rate securities with longer maturities are subject to greater interest-rate risk than those with shorter maturities. While floating-rate securities generally are subject to less interest rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease and may also suffer a decline in market value if interest rates increase. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. As of March 31, 2016, the balance of our government bond and corporate debt securities portfolio was $7.6 billion, which represented approximately 67% of our total cash and investment portfolio. A 100 basis point increase or decrease in interest rates would not have a material impact on our financial assets or liabilities as of March 31, 2016.

Investment Risk

The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of asset types, including bank deposits, government bonds and corporate debt securities.

As of March 31, 2016, our cost and equity method investments totaled $130 million, which represented approximately 1% of our total cash and investment portfolio, and were primarily related to equity method investments in privately held companies. We review our investments for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value is other-than-temporary. Our analysis includes a review of recent operating results and trends, recent sales/acquisitions of the securities in which we have invested and other publicly available data.

Equity Price Risk

We are exposed to equity price risk on marketable equity instruments due to market volatility. As of March 31, 2016, the total fair value of our marketable equity instruments (primarily related to our equity holdings in MercadoLibre) was $957 million, which represented approximately 8% of our total cash and investment portfolio.

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

We have a foreign exchange exposure management program designed to identify material foreign currency exposures, manage these exposures and reduce the potential effects of currency fluctuations on our reported consolidated cash flows and results of operations through the purchase of foreign currency exchange contracts. The effectiveness of the program and the resulting usage of foreign exchange derivative contracts is at times limited by our ability to achieve cash flow hedge accounting. Subsequent to the distribution of PayPal, fewer of our currency flows meet the U.S. GAAP criteria for cash flow hedge accounting. While, economically, we face the same currency risks, our statement of income is more subject to volatility due to currency fluctuations. These foreign currency exchange contracts are accounted for as derivative instruments; for additional details related to our derivative instruments, please see “Note 8 – Derivative Instruments” to our condensed consolidated financial statements included in this report.

We use foreign exchange derivative contracts and invest non-U.S. cash in U.S. denominated investments to ultimately protect our forecasted U.S. dollar-equivalent earnings from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but do not entirely eliminate, the impact of adverse currency exchange rate movements. Most of these contracts are designated as cash flow hedges for accounting purposes. For qualifying cash flow hedges, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (AOCI) and subsequently reclassified into earnings in the same period the forecasted transaction affects earnings. The ineffective portion of the unrealized gains and losses on these contracts, if any, is recorded immediately in earnings. For contracts not designated as cash flow hedges for accounting purposes, the derivative’s gain or loss is recognized immediately in earnings in our condensed consolidated statement of income. However, only certain revenue and costs are eligible for cash flow hedge accounting.

Certain of our foreign subsidiaries held U.S. denominated marketable securities at March 31, 2016. The U.S. dollar/Euro is the primary foreign exchange exposure for these nonfunctional currency denominated marketable securities. These marketable securities are classified as available-for-sale and as such, fluctuations in the foreign exchange are recorded in accumulated other comprehensive income within the condensed consolidated balance sheet. These fluctuations are subsequently reclassified from accumulated other comprehensive income to interest and other, net in the period in which the marketable securities are sold. The realized foreign exchange gains and losses on these securities offset a portion of the foreign exchange fluctuations in earnings for the company.

The following table illustrates the fair values of outstanding foreign exchange contracts designated as cash flow hedges and nonfunctional currency denominated marketable securities and the before-tax effect on fair values of a hypothetical adverse change in the foreign exchange rates that existed at March 31, 2016. The sensitivities for foreign currency contracts and nonfunctional currency denominated marketable securities are based on a 20 percent adverse change in foreign exchange rates, against relevant functional currencies.

	Fair Value Asset/(Liability)	Fair Value Sensitivity (1)
	(In millions)
Foreign exchange contracts - Cash flow hedges	$42	$(48)
Marketable Securities	$1,132	$(226)

(1)    A hypothetical adverse change of 20% in the foreign exchange rates at March 31, 2016, would have resulted in a before-tax loss of $48 million and $226 million to be recorded in AOCI related to foreign exchange contracts designated as cash flow hedges and nonfunctional currency denominated marketable securities.

Since our risk management programs are highly effective, the potential loss in value for each risk management portfolio described above would be largely offset by changes in the value of the underlying exposure.

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

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $9 million at March 31, 2016 taking into consideration the offsetting effect of foreign exchange forwards in place as of March 31, 2016.

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

Our credit ratings were downgraded as a result of the distribution of 100% of the outstanding common stock of PayPal to our stockholders (the “Distribution”), pursuant to which PayPal became an independent company. As of January 1, 2014, our long-term debt and short-term funding were rated investment grade by Standard and Poor’s Financial Services, LLC (long-term rated A, short-term rated A-1, with a stable outlook), Moody’s Investor Service (long-term rated A2, short-term rated P-1, with a stable outlook), and Fitch Ratings, Inc. (long-term rated A, short-term rated F-1, with a stable outlook). All of these credit rating agencies lowered their ratings in connection with the Distribution, which occurred on July 17, 2015. Since July 20, 2015, we have been rated investment grade by Standard and Poor’s Financial Services, LLC (long-term rated BBB+, short-term rated A-2, with a stable outlook), Moody’s Investor Service (long-term rated Baa1, short-term rated P-2, with a stable outlook), and Fitch Ratings, Inc. (long-term rated BBB, short-term rated F-2, with a stable outlook). We disclose these ratings to enhance the understanding of our sources of liquidity and the effects of these ratings on our costs of funds. Our borrowing costs depend, in part, on our credit ratings and any further actions taken by these credit rating agencies to lower our credit ratings, as described above, will likely increase our borrowing costs.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchase activity during the three months ended March 31, 2016 was as follows:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet be Purchased Under the Programs (1)
January 31, 2016	10,020,640	$24.78	10,020,640	$1,587,915,175
February 29, 2016	32,231,928	$23.32	32,231,928	$836,234,777
March 31, 2016	—	$—	—	$836,234,777
	42,252,568		42,252,568

(1)
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

During the three months ended March 31, 2016, we repurchased approximately $1.0 billion of our common stock under our stock repurchase programs. As of March 31, 2016, a total of approximately $836 million remained available for future repurchases of our common stock under our June 2015 repurchase program. For further details, please see “Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Stock Repurchases.”

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

eBay Inc.
Principal Executive Officer:

		By:	/s/ Devin N. Wenig
Devin N. Wenig
President and Chief Executive Officer
Date:	April 26, 2016
Principal Financial Officer:

		By:	/s/ Scott F. Schenkel
Scott F. Schenkel
Senior Vice President, Chief Financial Officer
Date:	April 26, 2016
Principal Accounting Officer:

		By:	/s/ Brian J. Doerger
Brian J. Doerger
Vice President, Chief Accounting Officer
Date:	April 26, 2016

INDEX TO EXHIBITS

Exhibit 3.01(1)	Amended and Restated Bylaws of Registrant, effective March 15, 2016.
Exhibit 4.01(2)	Officers’ Certificate dated February 29, 2016.
Exhibit 4.02(3)	Officers’ Certificate dated March 9, 2016.
Exhibit 4.03(2)	Form of 6.00% Note due 2056.
Exhibit 4.04(3)	Form of 2.500% Note due 2018.
Exhibit 4.05(3)	Form of 3.800% Note due 2022.
Exhibit 10.01+	Amended and Restated eBay Inc. Change in Control Severance Plan for Key Employees.
Exhibit 10.02+	Amended and Restated eBay Inc. SVP and Above Standard Severance Plan.
Exhibit 10.03+	Offer letter dated September 2, 2014 between Registrant and Steve Fisher.
Exhibit 10.04+	Offer letter dated April 2, 2015 between Registrant and Marie Oh Huber.
Exhibit 10.05+	Offer letter dated April 3, 2015 between Registrant and Harry Lawton.
Exhibit 10.06+	Form of Performance Based Restricted Stock Unit Award Agreement under Registrant's 2008 Equity Incentive Award Plan.
Exhibit 12.01	Statement regarding computation of ratio of earnings to fixed charges.
Exhibit 31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.02	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.01	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.02	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+Indicates a management contract or compensatory plan or arrangement.

(1) Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2016 and incorporated herein by reference.

(2) Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 29, 2016 and incorporated herein by reference.

(3) Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2016 and incorporated herein by reference.