Form 10-Q
period 2016-06-30
EBAY INC
filed 2016-07-21
CIK 1065088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 19, 2016, there were 1,129,018,848 of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements
eBay Inc.
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2016	December 31, 2015
	(In millions, except par value amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,001	$1,832
Short-term investments	6,085	4,299
Accounts receivable, net	628	619
Other current assets	1,200	1,154
Total current assets	9,914	7,904
Long-term investments	3,541	3,391
Property and equipment, net	1,502	1,554
Goodwill	4,487	4,451
Intangible assets, net	74	90
Other assets	475	365
Total assets	$19,993	$17,755
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	304	349
Accrued expenses and other current liabilities	1,718	1,736
Deferred revenue	116	106
Income taxes payable	68	72
Total current liabilities	2,206	2,263
Deferred and other tax liabilities, net	2,204	2,092
Long-term debt	9,054	6,749
Other liabilities	76	75
Total liabilities	13,540	11,179
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 3,580 shares authorized; 1,132 and 1,184 shares outstanding	2	2
Additional paid-in capital	14,684	14,538
Treasury stock at cost, 506 and 443 shares	(17,704)	(16,203)
Retained earnings	8,642	7,713
Accumulated other comprehensive income	829	526
Total stockholders’ equity	6,453	6,576
Total liabilities and stockholders’ equity	$19,993	$17,755
The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions, except per share amounts)
	(Unaudited)
Net revenues	$2,230	$2,110	$4,367	$4,171
Cost of net revenues	493	434	970	845
Gross profit	1,737	1,676	3,397	3,326
Operating expenses:
Sales and marketing	622	588	1,160	1,107
Product development	295	232	534	453
General and administrative	218	353	427	655
Provision for transaction losses	64	65	116	134
Amortization of acquired intangible assets	7	10	15	20
Total operating expenses	1,206	1,248	2,252	2,369
Income from operations	531	428	1,145	957
Interest and other, net	(8)	124	(31)	134
Income from continuing operations before income taxes	523	552	1,114	1,091
Provision for income taxes	(86)	(122)	(195)	(212)
Income from continuing operations	$437	$430	$919	$879
Loss from discontinued operations, net of income taxes	(2)	(347)	(2)	(170)
Net income	$435	$83	$917	$709

Income (loss) per share - basic:
Continuing operations	$0.38	$0.35	$0.80	$0.72
Discontinued operations	—	(0.28)	—	(0.14)
Net income per share - basic	$0.38	$0.07	$0.80	$0.58

Income (loss) per share - diluted:
Continuing operations	$0.38	$0.35	$0.79	$0.72
Discontinued operations	—	(0.28)	—	(0.14)
Net income per share - diluted	$0.38	$0.07	$0.79	$0.58

Weighted average shares:
Basic	1,144	1,217	1,151	1,217
Diluted	1,149	1,225	1,159	1,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
	(Unaudited)
Net income	$435	$83	$917	$709
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation gain (loss)	(87)	21	67	(244)
Unrealized gains (losses) on investments, net	281	144	304	122
Tax benefit (expense) on unrealized gains (losses) on investments, net	(80)	(53)	(101)	(44)
Unrealized gains (losses) on hedging activities, net	30	(152)	33	(63)
Tax benefit (expense) on unrealized gains (losses) on hedging activities, net	—	2	—	—
Other comprehensive income (loss), net of tax	144	(38)	303	(229)
Comprehensive income	$579	$45	$1,220	$480

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2016	2015
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income	$917	$709
Loss from discontinued operations, net of income taxes	2	170
Adjustments:
Provision for transaction losses	116	134
Depreciation and amortization	334	334
Stock-based compensation	201	208
Gain on sale of investments	(6)	(102)
Changes in assets and liabilities, and other, net of acquisition effects	(159)	(406)
Net cash provided by continuing operating activities	1,405	1,047
Net cash provided by (used in) discontinued operating activities	(1)	1,260
Net cash provided by operating activities	1,404	2,307
Cash flows from investing activities:
Purchases of property and equipment	(305)	(297)
Purchases of investments	(5,128)	(3,350)
Maturities and sales of investments	3,519	3,952
Other	(59)	(3)
Net cash provided by (used in) continuing investing activities	(1,973)	302
Net cash used in discontinued investing activities	—	(2,723)
Net cash used in investing activities	(1,973)	(2,421)
Cash flows from financing activities:
Proceeds from issuance of common stock	52	146
Repurchases of common stock	(1,501)	(1,000)
Excess tax benefits from stock-based compensation	4	40
Tax withholdings related to net share settlements of restricted stock units and awards	(77)	(180)
Proceeds from issuance of long-term debt, net	2,216	—
Repayment of debt	(6)	—
Other	(3)	—
Net cash provided by (used in) continuing financing activities	685	(994)
Net cash provided by discontinued financing activities	—	16
Net cash provided by (used) in financing activities	685	(978)
Effect of exchange rate changes on cash and cash equivalents	53	(249)
Net increase (decrease) in cash and cash equivalents	169	(1,341)
Cash and cash equivalents at beginning of period	1,832	6,328
Cash and cash equivalents at end of period	$2,001	$4,987
Less: Cash and cash equivalents of discontinued operations	—	2,578
Cash and cash equivalents of continuing operations at end of period	$2,001	$2,409
Supplemental cash flow disclosures:
Cash paid for interest	$91	$88
Cash paid for income taxes	$84	$199

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

In 2016, the FASB issued new guidance that requires credit losses on financial assets measured at amortized cost basis to be presented at the net amount expected to be collected, not based on incurred losses. Further, credit losses on available-for-sale debt securities should be recorded through an allowance for credit losses limited to the amount by which fair value is below amortized cost. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 is permitted. We are evaluating the impact of adopting this new accounting guidance on our consolidated financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions, except per share amounts)
Numerator:
Income from continuing operations	$437	$430	$919	$879
Loss from discontinued operations, net of income taxes	(2)	(347)	(2)	(170)
Net income	$435	$83	$917	$709
Denominator:
Weighted average shares of common stock - basic	1,144	1,217	1,151	1,217
Dilutive effect of equity incentive awards	5	8	8	10
Weighted average shares of common stock - diluted	1,149	1,225	1,159	1,227
Income (loss) per share - basic:
Continuing operations	$0.38	$0.35	$0.80	$0.72
Discontinued operations	—	(0.28)	—	(0.14)
Net income per share - basic	$0.38	$0.07	$0.80	$0.58
Income (loss) per share - diluted:
Continuing operations	$0.38	$0.35	$0.79	$0.72
Discontinued operations	—	(0.28)	—	(0.14)
Net income per share - diluted	$0.38	$0.07	$0.79	$0.58
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	15	3	14	3

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

During the second quarter of 2015, our Board approved a plan to sell the businesses underlying our former Enterprise segment (“Enterprise”). Based on the expected sales proceeds, we recorded a goodwill impairment of $786 million in the

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

second quarter of 2015. On July 16, 2015, we signed a definitive agreement to sell Enterprise for $925 million and on November 2, 2015, the sale closed. We recorded a loss of $35 million upon closing included within income from discontinued operations, net of income taxes. We have classified the results of Enterprise as discontinued operations in our condensed consolidated statement of income for all periods presented.

The financial results of PayPal and Enterprise are presented as loss from discontinued operations, net of income taxes on our condensed consolidated statement of income. The following table presents the combined financial results of PayPal and Enterprise:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Net revenues	$—	$2,535	$—	$4,922
Cost of net revenues	—	1,123	—	2,162
Gross profit	—	1,412	—	2,760
Operating expenses:
Sales and marketing	—	282	—	557
Product development	—	284	—	548
General and administrative	4	394	2	757
Provision for transaction and loan losses	—	198	—	393
Amortization of acquired intangible assets	—	49	—	97
Goodwill impairment	—	786	—	786
Total operating expenses	4	1,993	2	3,138
Loss from operations of discontinued operations	(4)	(581)	(2)	(378)
Interest and other, net	—	6	—	4
Loss from discontinued operations before income taxes	(4)	(575)	(2)	(374)
Income tax benefit	2	228	—	204
Loss from discontinued operations, net of income taxes	$(2)	$(347)	$(2)	$(170)

Note 4 — Goodwill and Intangible Assets

Goodwill

The following table presents goodwill balances and adjustments to those balances during the six months ended June 30, 2016:

	December 31, 2015	Goodwill Acquired	Adjustments	June 30, 2016
	(In millions)
Goodwill	$4,451	$21	$15	$4,487

The adjustments to goodwill during the six months ended June 30, 2016 were due primarily to foreign currency translation.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets

The components of identifiable intangible assets are as follows:

	June 30, 2016				December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
	(In millions, except years)
Intangible assets:
Customer lists and user base	$419	$(404)	$15	5	$419	$(399)	$20	5
Marketing related	591	(574)	17	5	594	(570)	24	5
Developed technologies	247	(223)	24	4	238	(215)	23	4
All other	152	(134)	18	4	157	(134)	23	4
	$1,409	$(1,335)	$74		$1,408	$(1,318)	$90

Amortization expense for intangible assets was $11 million and $16 million for the three months ended June 30, 2016 and 2015, respectively. Amortization expense for intangible assets was $23 million and $32 million for the six months ended June 30, 2016 and 2015, respectively.

Expected future intangible asset amortization as of June 30, 2016 is as follows (in millions):

Fiscal years:
Remaining 2016	$24
2017	37
2018	12
2019	1
2020	—
Thereafter	—
$74

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5 — Segments

We have one operating and reportable segment. Our chief operating decision maker reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.

The following table sets forth the breakdown of net revenues by type for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Net Revenues by Type:
Net transaction revenues:
Marketplace	$1,521	$1,524	$3,021	$3,060
StubHub	225	161	402	293
Total net transaction revenues	1,746	1,685	3,423	3,353
Marketing services and other revenues:
Marketplace	277	251	551	486
Classifieds	207	180	393	342
Corporate and other	—	(6)	—	(10)
Total marketing services and other revenues	484	425	944	818
Total net revenues	$2,230	$2,110	$4,367	$4,171

Note 6 — Investments

At June 30, 2016 and December 31, 2015, the estimated fair value of our short-term and long-term investments classified as available for sale, were as follows:

	June 30, 2016
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Short-term investments:
Restricted cash	$25	$—	$—	$25
Corporate debt securities (1)	4,877	2	(13)	4,866
Government and agency securities	50	—	—	50
Equity instruments	9	1,135	—	1,144
	$4,961	$1,137	$(13)	$6,085
Long-term investments:
Corporate debt securities (1)	3,333	29	(5)	3,357
Government and agency securities	67	1	—	68
	$3,400	$30	$(5)	$3,425

(1) At June 30, 2016 investment securities with a fair value and a net unrealized foreign exchange loss of $1.2 billion and $8 million, respectively, were held by a foreign subsidiary in which the U.S. dollar is not the functional currency.

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

At June 30, 2016, investment securities in a continuous loss position for greater than 12 months had an estimated fair value and unrealized loss of $294 million and $3 million, respectively. At December 31, 2015, investment securities in a continuous loss position for greater than 12 months had an estimated fair value and unrealized loss of $769 million and $40 million, respectively. Refer to “Note 14 - Accumulated Other Comprehensive Income” for amounts reclassified to earnings from unrealized gains and losses.

The estimated fair values of our short-term and long-term investments classified as available for sale by date of contractual maturity at June 30, 2016 are as follows:

June 30, 2016
(In millions)
One year or less (including restricted cash of $25)	$4,942
One year through two years	1,418
Two years through three years	1,817
Three years through four years	127
Four years through five years	44
Five years through six years	15
Six years through seven years	3
Seven years through eight years	—
Eight years through nine years	—
Nine years through ten years	—
$8,366
Equity and cost method investments
We have made multiple equity and cost method investments which are reported in long-term investments on our condensed consolidated balance sheet. As of June 30, 2016 and December 31, 2015, our equity and cost method investments totaled $116 million and $124 million, respectively. During the second quarter of 2016, we sold a portion of our equity interest in Jasper Infotech Private Limited (Snapdeal). The resulting gain is recorded in interest and other, net on our consolidated statement of income.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7 — Fair Value Measurement of Assets and Liabilities

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015:

Description	Balance as of June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents	$2,001	$1,854	$147
Short-term investments:
Restricted cash	25	25	—
Corporate debt securities	4,866	—	4,866
Government and agency securities	50	—	50
Equity instruments	1,144	1,144	—
Total short-term investments	6,085	1,169	4,916
Derivatives	231	—	231
Long-term investments:
Corporate debt securities	3,357	—	3,357
Government and agency securities	68	—	68
Total long-term investments	3,425	—	3,425
Total financial assets	$11,742	$3,023	$8,719

Liabilities:
Derivatives	$52	$—	$52

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Description	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents	$1,832	$1,664	$168
Short-term investments:
Restricted cash	28	28	—
Corporate debt securities	3,287	—	3,287
Government and agency securities	55	—	55
Equity instruments	929	929	—
Total short-term investments	4,299	957	3,342
Derivatives	97	—	97
Long-term investments:
Corporate debt securities	3,267	—	3,267
Total long-term investments	3,267	—	3,267
Total financial assets	$9,495	$2,621	$6,874

Liabilities:
Derivatives	$25	$—	$25

Our financial assets and liabilities are valued using market prices on both active markets (level 1) and less active markets (level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. The majority of our derivative instruments are valued using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as equity prices, interest rate yield curves, option volatility and currency rates. We did not have any transfers of financial instruments between valuation levels during the six months ended June 30, 2016.

Cash and cash equivalents are short-term, highly liquid investments with original or remaining maturities of three months or less when purchased and are comprised primarily of bank deposits, certificates of deposit and commercial paper.

In addition, we had cost and equity method investments of approximately $116 million and $124 million included in long-term investments on our condensed consolidated balance sheet at June 30, 2016 and December 31, 2015, respectively.

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

As of June 30, 2016 and December 31, 2015, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

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

For our derivative instruments designated as cash flow hedges, the amounts recognized in earnings related to the ineffective portion were not material in each of the periods presented, and we did not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness. As of June 30, 2016, we have estimated that approximately $61 million of net derivative gains related to our cash flow hedges included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Derivative Contracts

The fair values of our outstanding derivative instruments as of June 30, 2016 and December 31, 2015 were as follows:

	Balance Sheet Location	June 30, 2016	December 31, 2015
		(In millions)
Derivative Assets:
Foreign exchange contracts designated as cash flow hedges	Other Current Assets	$74	$42
Foreign exchange contracts not designated as hedging instruments	Other Current Assets	32	14
Interest rate contracts designated as fair value hedges	Other Assets	125	41
Total derivative assets		$231	$97

Derivative Liabilities:
Foreign exchange contracts designated as cash flow hedges	Other Current Liabilities	$3	$1
Foreign exchange contracts not designated as hedging instruments	Other Current Liabilities	49	24
Total derivative liabilities		$52	$25

Total fair value of derivative instruments		$179	$72

Under the master netting agreements with the respective counterparties to our derivative contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis on our condensed consolidated balance sheet. As of June 30, 2016, the potential effect of rights of set-off associated with the foreign exchange contracts discussed above would be an offset to both assets and liabilities by $40 million, resulting in net derivative assets and derivative liabilities of $66 million and $12 million, respectively. We are not required to pledge, nor are we entitled to receive, collateral related to our foreign exchange derivative transactions. As of June 30, 2016, we had neither pledged nor received collateral related to our interest rate derivative transactions.

Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following table summarizes the activity of derivative contracts that qualify for hedge accounting as of June 30, 2016 and December 31, 2015, and the impact of these derivative contracts on accumulated other comprehensive income for the six months ended June 30, 2016:

	December 31, 2015	Amount of gain (loss) recognized in other comprehensive income (effective portion)	Amount of gain (loss) reclassified from accumulated other comprehensive income to earnings (effective portion)	June 30, 2016
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$36	$69	$36	$69

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity of derivative contracts that qualify for hedge accounting as of June 30, 2015 and December 31, 2014, and the impact of these derivative contracts on accumulated other comprehensive income for the six months ended June 30, 2015:

	December 31, 2014	Amount of gain (loss) recognized in other comprehensive income (effective portion)	Amount of gain (loss) reclassified from accumulated other comprehensive income to earnings (effective portion)	June 30, 2015
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$41	$30	$32	$39

Effect of Derivative Contracts on Condensed Consolidated Statement of Income

The following table provides the location in our financial statements of the recognized gains or losses related to our foreign exchange derivative instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Foreign exchange contracts designated as cash flow hedges recognized in cost of net revenues and operating expenses	$(1)	$12	$3	$32
Foreign exchange contracts designated as cash flow hedges recognized in interest and other, net	21	—	33	—
Foreign exchange contracts not designated as hedging instruments recognized in interest and other, net	5	(31)	3	(15)
Total gain (loss) recognized from foreign exchange derivative contracts in the condensed consolidated statement of income	$25	$(19)	$39	$17

The following table provides the location in our financial statements of the recognized gains or losses related to our interest rate derivative instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Gain (loss) from interest rate contracts designated as fair value hedges recognized in interest and other, net	$21	$(38)	$84	$(1)
Gain (loss) from hedged items attributable to hedged risk recognized in interest and other, net	(21)	38	(84)	1
Total gain (loss) recognized from interest rate derivative contracts in the condensed consolidated statement of income	$—	$—	$—	$—

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

	June 30,
	2016	2015
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$1,523	$692
Foreign exchange contracts not designated as hedging instruments	3,086	2,556
Interest rate contracts designated as fair value hedges	2,400	2,400
Total	$7,009	$5,648

Note 9 — Debt
The following table summarizes the carrying value of our outstanding debt:

	Coupon	As of	Effective	As of	Effective
	Rate	June 30, 2016	Interest Rate	December 31, 2015	Interest Rate
	(In millions, except percentages)
Long-Term Debt
Floating Rate Notes:
Senior notes due 2017	LIBOR plus 0.20%	$450	0.560%	$450	0.586%
Senior notes due 2019	LIBOR plus 0.48%	400	0.811%	400	0.825%

Fixed Rate Notes:
Senior notes due 2017	1.350%	1,000	1.456%	1,000	1.456%
Senior notes due 2018	2.500%	750	2.775%	—	—%
Senior notes due 2019	2.200%	1,150	2.346%	1,150	2.346%
Senior notes due 2020	3.250%	500	3.389%	500	3.389%
Senior notes due 2021	2.875%	750	2.993%	750	2.993%
Senior notes due 2022	3.800%	750	3.989%	—	—%
Senior notes due 2022	2.600%	1,000	2.678%	1,000	2.678%
Senior notes due 2024	3.450%	750	3.531%	750	3.531%
Senior notes due 2042	4.000%	750	4.114%	750	4.114%
Senior notes due 2056	6.000%	750	6.547%	—	—%
Total senior notes		9,000		6,750
Hedge accounting fair value adjustments		125		41
Unamortized discount and debt issuance costs		(71)		(42)
Total long-term debt		$9,054		$6,749
Senior Notes

In the three months ended March 31, 2016, we issued senior unsecured notes, or senior notes, in an aggregate principal amount of $2.25 billion. This consists of $750 million aggregate principal amount of 2.500% fixed rate notes due 2018, $750

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million aggregate principal amount of 3.800% fixed rate notes due 2022 and $750 million aggregate principal amount of 6.000% fixed rate notes due 2056.

The floating rate notes are not redeemable prior to maturity. On and after March 1, 2021, we may redeem some or all of the 6.000% fixed rate notes due 2056 at any time and from time to time prior to their maturity at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest. We may redeem some or all of the other fixed rate notes of each series at any time and from time to time prior to their maturity, generally at a make-whole redemption price, plus accrued and unpaid interest. If a change of control triggering event (as defined in the applicable notes) occurs with respect to the 2.500% fixed rate notes due 2018, the 3.800% fixed rate notes due 2022 or the 6.000% fixed rate notes due 2056, we must, subject to certain exceptions, offer to repurchase all of the notes of the applicable series at a price equal to 101% of the principal amount, plus accrued and unpaid interest.

To help achieve our interest rate risk management objectives, in connection with the previous issuance of certain senior notes, we entered into interest rate swap agreements that effectively converted $2.4 billion of our fixed rate notes to floating rate debt based on LIBOR plus a spread. These swaps were designated as fair value hedges against changes in the fair value of certain fixed rate senior notes resulting from changes in interest rates. The gains and losses related to changes in the fair value of interest rate swaps substantially offset changes in the fair value of the hedged portion of the underlying debt that are attributable to changes in market interest rates.

The effective interest rates for our senior notes include the interest payable, the amortization of debt issuance costs and the amortization of any original issue discount on these senior notes. Interest on these senior notes is payable either quarterly or semiannually. Interest expense associated with these senior notes, including amortization of debt issuance costs was approximately $68 million and $46 million during the three months ended June 30, 2016 and 2015, respectively and $118 million and $91 million during the six months ended June 30, 2016 and 2015, respectively. At June 30, 2016, the estimated fair value of these senior notes was approximately $9.1 billion.

The indenture pursuant to which the senior notes were issued includes customary covenants that, among other things and subject to exceptions, limit our ability to incur, assume or guarantee debt secured by liens on specified assets or enter into sale and lease-back transactions with respect to specified properties, and also includes customary events of default.

Commercial Paper

We have an up to $1.5 billion commercial paper program pursuant to which we may issue commercial paper notes with maturities of up to 397 days from the date of issue in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time. As of June 30, 2016, there were no commercial paper notes outstanding.

Credit Agreement

As of June 30, 2016, no borrowings were outstanding under our $2 billion credit agreement. However, as described above, we have an up to $1.5 billion commercial paper program and therefore maintain $1.5 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due. As a result, at June 30, 2016, $500 million of borrowing capacity was available for other purposes permitted by the credit agreement. The credit agreement includes customary representations, warranties, affirmative and negative covenants, including financial covenants, events of default and indemnification provisions in favor of the banks. The negative covenants include restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case, subject to certain exceptions. The financial covenants require us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio. The events of default include the occurrence of a change of control (as defined in the credit agreement) with respect to us.

We were in compliance with all covenants in our outstanding debt instruments for the six months ended June 30, 2016.

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

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable were not material for the six months ended June 30, 2016. Except as otherwise noted for the proceedings described in this Note 10, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to significant uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material.

Litigation

In March 2015, StubHub filed suit against Ticketmaster and the Golden State Warriors, alleging antitrust and various state law violations arising out of the defendants’ restrictive ticketing practices, which include prohibiting the resale of Warriors tickets on StubHub or any other non-Ticketmaster secondary exchange (StubHub, Inc. v. Golden State Warriors, LLC et al, N.D. Cal. No. 3:15-cv-01436). StubHub filed a First Amended Complaint on June 30, 2015. The defendants filed a Motion to Dismiss the Amended Complaint which was granted in November 2015. StubHub will no longer pursue appealing this decision.

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

Off-Balance Sheet Arrangements

As of June 30, 2016, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

We have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under the arrangement. As of June 30, 2016, we had a total of $1.2 billion in cash withdrawals offsetting our $1.2 billion in Aggregate Cash Deposits held within the financial institution under the cash pooling arrangement.

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

The stock repurchase activity under our stock repurchase programs during the six months ended June 30, 2016 is summarized as follows:

	Shares Repurchased	Average Price per Share (1)	Value of Shares Repurchased	Remaining Amount Authorized
	(In millions, except per share amounts)
Balance as of January 1, 2016				$1,836
Repurchase of shares of common stock	63	$23.77	1,500	(1,500)
Balance as of June 30, 2016				$336

(1) Excludes broker commissions.

As of June 30, 2016, a total of approximately $336 million remained available for future repurchases of our common stock under our June 2015 stock repurchase program. These repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. No repurchased shares of common stock have been retired. In July 2016, our board of directors authorized an additional $2.5 billion stock repurchase program, with no expiration from the date of authorization.

Note 12 — Stock-Based Plans

Stock Option Activity

The following table summarizes stock option activity for the six months ended June 30, 2016:

Options
(In millions)
Outstanding as of January 1, 2016	7
Granted and assumed	—
Exercised	—
Forfeited/expired/canceled	(1)
Outstanding as of June 30, 2016	6

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Unit Activity

The following table summarizes restricted stock unit (“RSU”) activity for the six months ended June 30, 2016:

Units
(In millions)
Outstanding as of January 1, 2016	36
Awarded and assumed	24
Vested	(11)
Forfeited	(3)
Outstanding as of June 30, 2016	46

The weighted average grant date fair value for RSUs awarded during the period was $24.25 per share.

Stock-Based Compensation Expense

The impact on our results of operations of recording stock-based compensation expense for the three and six months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Cost of net revenues	$10	$10	$17	$18
Sales and marketing	26	23	47	47
Product development	44	25	75	54
General and administrative	33	57	62	89
Total stock-based compensation expense	$113	$115	$201	$208
Capitalized in product development	$3	$3	$6	$6

Stock Option Valuation Assumptions

We calculated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the three and six months ended June 30, 2015:

	Three Months Ended June 30,	Six Months Ended June 30,
	2015	2015
Risk-free interest rate	1.35%	1.36%
Expected life (in years)	3.9	4.0
Dividend yield	—%	—%
Expected volatility	27%	27%

An immaterial amount of stock options were granted during the three and six months ended June 30, 2016.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13 — Income Taxes

We are subject to both direct and indirect taxation in the U.S. and various states and foreign jurisdictions. We are under examination by certain tax authorities for the 2003 to 2014 tax years. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these or other examinations. The material jurisdictions where we are subject to potential examination by tax authorities for certain tax years after 2002 include, among others, the U.S. (Federal and California), France, Germany, Italy, Korea, Israel, Switzerland, Singapore, United Kingdom and Canada.

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

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion invalidating the regulations relating to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was issued by the Tax Court in December 2015. The IRS is appealing the decision and filed its arguments opposing the Tax Court decision in June 2016. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits or obligations, and the risk of the Tax Court’s decision being overturned upon appeal, we have not recorded any benefit or expense as of June 30, 2016. We will continue to monitor ongoing developments and potential impacts to our consolidated financial statements.

Note 14 — Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended June 30, 2016:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains on Investments	Foreign Currency Translation	Estimated tax (expense) benefit	Total
	(In millions)
Beginning balance	$39	$868	$109	$(331)	$685
Other comprehensive income (loss) before reclassifications	50	253	(87)	(80)	136
Amount of gain (loss) reclassified from accumulated other comprehensive income	20	(28)	—	—	(8)
Net current period other comprehensive income	30	281	(87)	(80)	144
Ending balance	$69	$1,149	$22	$(411)	$829

The following table summarizes the changes in accumulated balances of other comprehensive income for the six months ended June 30, 2016:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains on Investments	Foreign Currency Translation	Estimated tax (expense) benefit	Total
	(In millions)
Beginning balance	$36	$845	$(45)	$(310)	$526
Other comprehensive income (loss) before reclassifications	69	271	67	(101)	306
Amount of gain (loss) reclassified from accumulated other comprehensive income	36	(33)	—	—	3
Net current period other comprehensive income	33	304	67	(101)	303
Ending balance	$69	$1,149	$22	$(411)	$829

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended June 30, 2015:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains on Investments	Foreign Currency Translation	Estimated tax (expense) benefit	Total
	(In millions)
Beginning balance	$257	$1,007	$69	$(353)	$980
Other comprehensive income (loss) before reclassifications	(78)	143	21	(51)	35
Amount of gain (loss) reclassified from accumulated other comprehensive income	74	(1)	—	—	73
Net current period other comprehensive income	(152)	144	21	(51)	(38)
Ending balance	$105	$1,151	$90	$(404)	$942

The following table summarizes the changes in accumulated balances of other comprehensive income for the six months ended June 30, 2015:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains on Investments	Foreign Currency Translation	Estimated tax (expense) benefit	Total
	(In millions)
Beginning balance	$168	$1,029	$334	$(360)	$1,171
Other comprehensive income (loss) before reclassifications	81	120	(244)	(44)	(87)
Amount of gain (loss) reclassified from accumulated other comprehensive income	144	(2)	—	—	142
Net current period other comprehensive income	(63)	122	(244)	(44)	(229)
Ending balance	$105	$1,151	$90	$(404)	$942

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides details about reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2016 and 2015:

Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Statement of Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income
		Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
		(In millions)
Gains (losses) on cash flow hedges - foreign exchange contracts	Cost of net revenues	$(1)	$5	$1	$11
	Sales and marketing	—	1	—	2
	Product development	—	5	2	16
	General and administrative	—	1	—	3
	Interest and other, net	21	—	33	—
	Total, from continuing operations before income taxes	20	12	36	32
	Provision for income taxes	—	—	—	—
	Total, from continuing operations net of income taxes	20	12	36	32
	Total, from discontinued operations net of income taxes	—	62	—	112
	Total, net of income taxes	20	74	36	144

Unrealized gains (losses) on investments	Interest and other, net	(28)	(1)	(33)	(2)
	Total, before income taxes	(28)	(1)	(33)	(2)
	Provision for income taxes	—	—	—	—
	Total, net of income taxes	(28)	(1)	(33)	(2)

Total reclassifications for the period	Total, net of income taxes	$(8)	$73	$3	$142

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

No restructuring costs were recognized during the three or six months ended June 30, 2016. $2 million of restructuring costs were recognized during the three months ended June 30, 2015. $62 million of restructuring costs were recognized during the six months ended June 30, 2015. No liability remained at June 30, 2016 for these restructuring costs.

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

Net revenues for the three months ended June 30, 2016 increased 6% to $2.2 billion compared to the same period of the prior year. FX-Neutral (as defined below) net revenue increased 7% for the three months ended June 30, 2016 compared to the same period of the prior year. Operating margin increased to 24% for the three months ended June 30, 2016 compared to 20% in the same period of the prior year. Diluted earnings per share from continuing operations increased to $0.38 for the three months ended June 30, 2016 compared to $0.35 in the same period of the prior year. We generated cash flow from continuing operating activities of $764 million for the three months ended June 30, 2016 compared to $546 million in the same period of the prior year.

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

Because we generated a majority of our net revenues internationally, including the three months ended June 30, 2016 and 2015, we are subject to the risks of doing business in foreign countries as discussed under “Part II - Item 1A - Risk Factors.”

The following table sets forth a reconciliation of FX-Neutral GMV and FX-Neutral net revenues (each as defined below) to our reported GMV and net revenues for the periods presented:

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	As Reported	Exchange Rate Effect(1)	FX-Neutral(2)	As Reported	As Reported Percent Change	FX-Neutral Percent Change
	(In millions, except percentage changes)
GMV (3):
Marketplace	$19,790	$(377)	$20,167	$19,273	3%	5%
StubHub	1,060	(2)	1,062	788	35%	35%
Total GMV	$20,850	$(379)	$21,229	$20,061	4%	6%

Net transaction revenues:
Marketplace	$1,521	$(28)	$1,549	$1,524	—%	2%
StubHub	225	—	225	161	40%	40%
Total net transaction revenues	1,746	(28)	1,774	1,685	4%	5%
Marketing services and other revenues:
Marketplace	277	(3)	280	251	10%	11%
Classifieds	207	—	207	180	15%	15%
Corporate and other	—	—	—	(6)	**	**
Total marketing services and other revenues	484	(3)	487	425	14%	15%
Total net revenues	$2,230	$(31)	$2,261	$2,110	6%	7%

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	As Reported	Exchange Rate Effect(1)	FX-Neutral(2)	As Reported	As Reported Percent Change	FX-Neutral Percent Change
	(In millions, except percentage changes)
GMV (3):
Marketplace	$39,371	$(1,001)	$40,372	$38,749	2%	4%
StubHub	1,929	(3)	1,932	1,463	32%	32%
Total GMV	$41,300	$(1,004)	$42,304	$40,212	3%	5%

Net transaction revenues:
Marketplace	$3,021	$(72)	$3,093	$3,060	(1)%	1%
StubHub	402	—	402	293	37%	37%
Total net transaction revenues	3,423	(72)	3,495	3,353	2%	4%
Marketing services and other revenues:
Marketplace	551	(8)	559	486	13%	15%
Classifieds	393	(4)	397	342	15%	16%
Corporate and other	—	—	—	(10)	**	**
Total marketing services and other revenues	944	(12)	956	818	15%	17%
Total net revenues	$4,367	$(84)	$4,451	$4,171	5%	7%

(1)	We define exchange rate effect as the year-over-year impact of foreign currency movements using prior period foreign currency rates applied to current year transactional currency amounts.

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

**	Not meaningful

Cost of net revenues were positively impacted by $3 million (inclusive of a negative impact of approximately $1 million from hedging activities) due to foreign currency movements relative to the U.S. dollar in the three months ended June 30, 2016 compared to the same period in the prior year. Cost of net revenues were positively impacted by $12 million (inclusive of a positive impact of approximately $1 million from hedging activities) due to foreign currency movements relative to the U.S. dollar in the six months ended June 30, 2016 compared to the same period in the prior year.

Operating expenses were positively impacted by $7 million due to foreign currency movements relative to the U.S. dollar in the three months ended June 30, 2016 compared to the same period in the prior year. Operating expenses were positively impacted by $28 million (inclusive of a positive impact of approximately $2 million from hedging activities) due to foreign currency movements relative to the U.S. dollar in the six months ended June 30, 2016 compared to the same period in the prior year.

The effect of foreign currency exchange rate movements during the three and six months ended June 30, 2016 compared to the same period in the prior year, was due to the strengthening of the U.S. dollar against other currencies, primarily the British pound and the Korean won.

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

The following table sets forth the breakdown of net revenues by type and geography for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Net Revenues by Type:
Net transaction revenues:
Marketplace	$1,521	$1,524	$3,021	$3,060
StubHub	225	161	402	293
Total net transaction revenues	1,746	1,685	3,423	3,353
Marketing services and other revenues:
Marketplace	277	251	551	486
Classifieds	207	180	393	342
Corporate and other	—	(6)	—	(10)
Total marketing services and other revenues	484	425	944	818
Total net revenues	$2,230	$2,110	$4,367	$4,171

Net Revenues by Geography:
U.S.	$945	$869	$1,854	$1,733
International	1,285	1,241	2,513	2,438
Total net revenues	$2,230	$2,110	$4,367	$4,171

Revenues are attributed to U.S. and international geographies based primarily upon the country in which the seller, platform that displays advertising, other service provider or customer, as the case may be, is located.

The following table sets forth, for the periods presented, certain key operating metrics that we believe are significant factors affecting our net revenues:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2016	2015	Change	2016	2015	Change
	(In millions, except percentage changes)
Supplemental Operating Data:
GMV:
Marketplace	$19,790	$19,273	3%	$39,371	$38,749	2%
StubHub	1,060	788	35%	1,929	1,463	32%
Total GMV	$20,850	$20,061	4%	$41,300	$40,212	3%

Transaction take rate:
Marketplace (1)	7.69%	7.91%	(0.22)%	7.67%	7.90%	(0.23)%
StubHub (2)	21.23%	20.43%	0.80%	20.84%	20.03%	0.81%
Total transaction take rate (3)	8.37%	8.40%	(0.03)%	8.29%	8.34%	(0.05)%

(1)    We define Marketplace transaction take rate as Marketplace net transaction revenues divided by Marketplace GMV.
(2)    We define StubHub transaction take rate as StubHub net transaction revenues divided by StubHub GMV.
(3)    We define total transaction take rate as total net transaction revenues divided by total GMV.

Seasonality

The following table sets forth, for the periods presented, our total net revenues and the sequential quarterly changes in these net revenues:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In millions, except percentage changes)
2014
Net revenues	$2,149	$2,168	$2,150	$2,323
Percent change from prior quarter	(6)%	1%	(1)%	8%
2015
Net revenues	$2,061	$2,110	$2,099	$2,322
Percent change from prior quarter	(11)%	2%	(1)%	11%
2016
Net revenues	$2,137	$2,230	—	—
Percent change from prior quarter	(8)%	4%	—%	—%

We expect transaction activity patterns on our platforms to mirror general consumer buying patterns. We expect that these trends will continue.

Net Transaction Revenues

Net transaction revenues increased $61 million, or 4%, and GMV also increased 4% in the three months ended June 30, 2016 compared to the same period in the prior year. Net transaction revenues represented 78% of total net revenues in the three months ended June 30, 2016 compared to 80% in the same period in the prior year. The increase in net transaction revenues and GMV was driven primarily by FX-Neutral net revenue and FX-Neutral GMV increases offset partially by a negative impact from foreign currency movements relative to the U.S. dollar. FX-Neutral net transaction revenue and FX-Neutral GMV increased 5% and 6% respectively, in the three months ended June 30, 2016 compared to the same period in the prior year. The FX-Neutral GMV increase of 6% was driven by an increase in FX-Neutral Marketplace GMV, and to a lesser extent, StubHub GMV. The total transaction take rate was lower in the three months ended June 30, 2016 compared to the same period in the prior year due to decrease in our Marketplace transaction take rate, partially offset by an increase in our StubHub transaction take rate.

Marketplace net transaction revenues decreased $3 million, while Marketplace GMV increased 3%, in the three months ended June 30, 2016 compared to the same period in the prior year. FX-Neutral Marketplace net transaction revenue and FX-Neutral Marketplace GMV increased 2% and 5% respectively, in the three months ended June 30, 2016 compared to the same period in the prior year. The FX-Neutral Marketplace GMV increase of 5% was driven primarily by an increase in volume in local currencies on our Marketplace platforms internationally and to a lesser extent, the U.S. The increase in FX-Neutral Marketplace net transaction revenue was less than the increase in FX-Neutral Marketplace GMV due to a lower Marketplace transaction take rate. The Marketplace transaction take rate was lower in the three months ended June 30, 2016 compared to the same period in the prior year due to a shift in seller mix and an increase in our buyer and seller incentives, which are accounted for as a reduction of revenue.

StubHub net transaction revenues increased $64 million, or 40%, while StubHub GMV increased 35% in in the three months ended June 30, 2016 compared to the same period in the prior year. The increase in StubHub net transaction revenues was driven primarily by an increase in StubHub GMV and an increase in StubHub transaction take rate. The StubHub GMV increase was driven primarily by Sports, Concerts and Theater. The increase in StubHub net transaction revenue was greater than the increase in StubHub GMV due to a higher StubHub transaction take rate. The StubHub transaction take rate was higher in in the three months ended June 30, 2016 compared to the same period in the prior year due primarily to a change in mix of events and sellers on the StubHub platforms.

Net transaction revenues increased $70 million, or 2%, and GMV increased 3% in the six months ended June 30, 2016 compared to the same period in the prior year. Net transaction revenues represented 78% of total net revenues in the six months ended June 30, 2016 compared to 80% in the same period in the prior year. The increase in net transaction revenues and GMV was driven primarily by FX-Neutral net revenue and FX-Neutral GMV increases offset partially by a negative impact from foreign currency movements relative to the U.S. dollar. FX-Neutral net transaction revenue and FX-Neutral GMV increased 4% and 5% respectively, in the six months ended June 30, 2016 compared to the same period in the prior year. The FX-Neutral GMV increase of 5% was driven by an increase in FX-Neutral Marketplace GMV, and to a lesser extent, StubHub GMV. The total transaction take rate was lower in the six months ended June 30, 2016 compared to the same period in the prior year due to decrease in our Marketplace transaction take rate, partially offset by an increase in our StubHub transaction take rate.

Marketplace net transaction revenues decreased $39 million, or 1%, while Marketplace GMV increased 2%, in the six months ended June 30, 2016 compared to the same period in the prior year. The decrease in Marketplace net transaction revenues was driven primarily by a negative impact from foreign currency movements relative to the U.S. dollar. FX-Neutral Marketplace net transaction revenue and FX-Neutral Marketplace GMV increased 1% and 4% respectively, in the six months ended June 30, 2016 compared to the same period in the prior year. The FX-Neutral Marketplace GMV increase of 4% was driven primarily by an increase in volume in local currencies on our Marketplace platforms internationally and to a lesser extent, the U.S. The increase in FX-Neutral Marketplace net transaction revenue was less than the increase in FX-Neutral Marketplace GMV due to a lower Marketplace transaction take rate. The Marketplace transaction take rate was lower in the six months ended June 30, 2016 compared to the same period in the prior year due to a shift in seller mix and an increase in our buyer and seller incentives, which are accounted for as a reduction of revenue.

StubHub net transaction revenues increased $109 million, or 37%, while StubHub GMV increased 32% in the six months ended June 30, 2016 compared to the same period in the prior year. The increase in StubHub net transaction revenues was driven primarily by an increase in StubHub GMV and an increase in StubHub transaction take rate. The StubHub GMV increase was driven primarily by Sports and Concerts. The increase in StubHub net transaction revenue was greater than the increase in StubHub GMV due to a higher StubHub transaction take rate. The StubHub transaction take rate was higher in the six months ended June 30, 2016 compared to the same period in the prior year due primarily to a change in mix of events and sellers on the StubHub platforms.

Net transaction revenues earned internationally totaled $950 million and $943 million during the three months ended June 30, 2016 and 2015, respectively, representing 54% and 56% of total net transaction revenues in the respective periods. Net transaction revenues earned internationally totaled $1.9 billion and $1.9 billion during the six months ended June 30, 2016 and 2015, respectively, representing 55% and 56% of total net transaction revenues in the respective periods.

Marketing Services and Other Revenues

Marketing services and other revenues increased $59 million, or 14%, in the three months ended June 30, 2016 compared to the same period of the prior year. The increase was driven primarily by an increase in FX-Neutral marketing services and other revenues offset partially by a negative impact from foreign currency movements relative to the U.S. dollar. FX-Neutral marketing services and other revenues increased 15% in the three months ended June 30, 2016 compared to the same period of the prior year. The FX-Neutral marketing services and other revenues increase was driven by increased FX-Neutral Classifieds marketing services and other revenues, and to a lesser extent, increased FX-Neutral Marketplace marketing services and other revenues.

Marketplace marketing services and other revenues increased $26 million, or 10%, in the three months ended June 30, 2016 compared to the same period of the prior year. The increase was driven primarily by an increase in FX-Neutral Marketplace marketing services and other revenues offset partially by a negative impact from foreign currency movements relative to the U.S. dollar. FX-Neutral Marketplace marketing services and other revenues increased by 11% in the three months ended June 30, 2016 compared to the same period of the prior year. The increase in FX-Neutral Marketplace marketing services and other revenues was primarily driven by increased fees earned for referral services. The increase in fees earned for referral services consist primarily of fees for customers acquired and incentives for the usage of PayPal products on certain Marketplace platforms, which were not included in marketing services and other revenues prior to the distribution of PayPal.

Classifieds marketing services and other revenues increased $27 million, or 15%, in the three months ended June 30, 2016 compared to the same period of the prior year. The increase was driven primarily by an increase in FX-Neutral Classifieds marketing services and other revenues. FX-Neutral Classifieds marketing services and other revenues increased by 15% in the three months ended June 30, 2016 compared to the same period of the prior year. The increase in FX-Neutral Classifieds marketing services and other revenues was driven primarily by increased revenue from our Classifieds platforms in our developed markets of Germany, Canada and Australia.

Marketing services and other revenues increased $126 million, or 15%, in the six months ended June 30, 2016 compared to the same period of the prior year. The increase was driven primarily by an increase in FX-Neutral marketing services and other revenues offset partially by a negative impact from foreign currency movements relative to the U.S. dollar. FX-Neutral marketing services and other revenues increased 17% in the six months ended June 30, 2016 compared to the same period of the prior year. The FX-Neutral marketing services and other revenues increase was driven by increased FX-Neutral Marketplace marketing services and other revenues, and to a lesser extent, increased FX-Neutral Classifieds marketing services and other revenues.

Marketplace marketing services and other revenues increased $65 million, or 13%, in the six months ended June 30, 2016 compared to the same period of the prior year. The increase was driven primarily by an increase in FX-Neutral Marketplace marketing services and other revenues offset partially by a negative impact from foreign currency movements relative to the U.S. dollar. FX-Neutral Marketplace marketing services and other revenues increased by 15% in the six months ended June 30, 2016 compared to the same period of the prior year. The increase in FX-Neutral Marketplace marketing services and other revenues was primarily driven by increased fees earned for referral services and increased revenue in local currencies from advertising display on our Marketplace platforms. The increase in fees earned for referral services consist primarily of fees for customers acquired and incentives for the usage of PayPal products on certain Marketplace platforms, which were not included in marketing services and other revenues prior to the distribution of PayPal.

Classifieds marketing services and other revenues increased $51 million, or 15%, in the six months ended June 30, 2016 compared to the same period of the prior year. The increase was driven primarily by an increase in FX-Neutral Classifieds marketing services and other revenues offset partially by a negative impact from foreign currency movements relative to the U.S. dollar. FX-Neutral Classifieds marketing services and other revenues increased by 16% in the six months ended June 30, 2016 compared to the same period of the prior year. The increase in FX-Neutral Classifieds marketing services and other revenues was driven primarily by increased revenue from our Classifieds platforms in our developed markets of Germany, Canada and Australia.

Summary of Cost of Net Revenues

The following table summarizes changes in cost of net revenues for the periods presented:

	Three Months Ended June 30,		Change from 2015 to 2016		Six Months Ended June 30,		Change from 2015 to 2016
	2016	2015	in Dollars	in %	2016	2015	in Dollars	in %
	(In millions, except percentages)
Cost of net revenues	$493	$434	$59	14%	$970	$845	$125	15%
As a percentage of net revenues	22.1%	20.6%			22.2%	20.3%

Cost of net revenues consists primarily of costs associated with customer support, site operations, and payment processing. Significant components of these costs include employee compensation, contractor costs, facilities costs, depreciation of equipment and amortization expense, bank transaction fees, and credit card interchange and assessment fees.

Cost of net revenues increased $59 million, or 14%, during the three months ended June 30, 2016, compared to the same period of the prior year. The increase was due primarily to an increase in transaction fees for payment services and continued investment in our site operations and data centers offset by a favorable impact due to foreign currency movements relative to the U.S. dollar. The increase in transaction fees for payment services consists primarily of the impact of transaction fees for payment services provided by PayPal which were not included in cost of net revenues prior to the Distribution. Cost of net revenues as a percentage of net revenues was 22.1% and 20.6% respectively, for the three months ended June 30, 2016 and 2015.

Cost of net revenues increased $125 million, or 15%, during the six months ended June 30, 2016, compared to the same period of the prior year. The increase was due primarily to an increase in transaction fees for payment services and continued investment in our site operations and data centers offset by a favorable impact due to foreign currency movements relative to the U.S. dollar. The increase in transaction fees for payment services consists primarily of the impact of transaction fees for payment services provided by PayPal which were not included in cost of net revenues prior to the Distribution. Cost of net revenues as a percentage of net revenues was 22.2% and 20.3% respectively, for the six months ended June 30, 2016 and 2015.

Summary of Operating Expenses and Interest and Other, net

The following table summarizes changes in operating expenses and interest and other, net for the periods presented:

	Three Months Ended June 30,		Change from 2015 to 2016		Six Months Ended June 30,		Change from 2015 to 2016
	2016	2015	in Dollars	in %	2016	2015	in Dollars	in %
	(In millions, except percentage changes)
Sales and marketing	$622	$588	$34	6%	$1,160	$1,107	$53	5%
Product development	295	232	63	27%	534	453	81	18%
General and administrative	218	353	(135)	(38)%	427	655	(228)	(35)%
Provision for transaction losses	64	65	(1)	(2)%	116	134	(18)	(13)%
Amortization of acquired intangible assets	7	10	(3)	(30)%	15	20	(5)	(25)%
Interest and other, net	(8)	124	(132)	**	(31)	134	(165)	**

The following table summarizes operating expenses and interest and other, net as a percentage of net revenues for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Sales and marketing	28%	28%	27%	27%
Product development	13%	11%	12%	11%
General and administrative	10%	17%	10%	16%
Provision for transaction losses	3%	3%	3%	3%
Amortization of acquired intangible assets	—%	—%	—%	—%
Interest and other, net	—%	6%	(1)%	3%

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

Sales and marketing expenses increased $34 million, or 6%, during the three months ended June 30, 2016 compared to the same period of the prior year. The increase in sales and marketing expense was due primarily to an increase in marketing program costs (both online and offline programs) partially offset by a favorable impact from foreign currency movements relative to the U.S. dollar. Sales and marketing expenses as a percentage of net revenues were 28% for both the three months ended June 30, 2016 and 2015, respectively.

Sales and marketing expenses increased $53 million, or 5%, during the six months ended June 30, 2016 compared to the same period of the prior year. The increase in sales and marketing expense was due primarily to an increase in marketing program costs (both online and offline programs) partially offset by a favorable impact from foreign currency movements relative to the U.S. dollar. Sales and marketing expenses as a percentage of net revenues were 27% for both the six months ended June 30, 2016 and 2015, respectively.

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

Capitalized internal use and website development costs were $26 million and $51 million in the three and six months ended June 30, 2016 compared to $42 million and $79 million in the three and six months ended June 30, 2015 and are primarily reflected as a cost of net revenues when amortized in future periods.

Product development expenses increased $63 million, or 27%, during the three months ended June 30, 2016 compared to the same period of the prior year primarily related to higher employee-related costs driven by increased investment in our platforms and increased depreciation on equipment. Product development expenses as a percentage of net revenues were 13% and 11% for the three months ended June 30, 2016 and 2015, respectively.

Product development expenses increased $81 million, or 18%, during the six months ended June 30, 2016 compared to the same period of the prior year primarily related to higher employee-related costs driven by increased investment in our platforms, favorable hedging relative to the U.S. dollar in the six months ended June 30, 2015 that did not recur to the same extent in the six months ended June 30, 2016 and increased depreciation on equipment. Product development expenses as a percentage of net revenues were 12% and 11% for the six months ended June 30, 2016 and 2015, respectively.

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

General and administrative expenses decreased $135 million, or 38%, during the three months ended June 30, 2016 compared to the same period of the prior year. The decrease was due primarily to costs related to the Distribution of PayPal and expenses related to craigslist, Inc. litigation proceedings in the three months ended June 30, 2015 that did not recur in the three months ended June 30, 2016 partially offset by an increase in corporate costs in the three months ended June 30, 2016 due to a reduction in synergies that existed prior to the Distribution. General and administrative expenses as a percentage of net revenues were 10% and 17% for the three months ended June 30, 2016 and 2015, respectively.

General and administrative expenses decreased $228 million, or 35%, during the six months ended June 30, 2016 compared to the same period of the prior year. The decrease was due primarily to costs related to the Distribution of PayPal, restructuring expenses from our global workforce reduction and expenses related to craigslist, Inc. litigation proceedings in the six months ended June 30, 2015 that did not recur in the six months ended June 30, 2016. These expenses were partially offset by an increase in corporate costs in the six months ended June 30, 2016 due to a reduction in synergies that existed prior to the Distribution. General and administrative expenses as a percentage of net revenues were 10% and 16% for the six months ended June 30, 2016 and 2015, respectively.

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

Provision for transaction losses was relatively flat during the three months ended June 30, 2016 compared to the same periods of the prior year due. Provision for transaction losses as a percentage of net revenues were 3% for both the three months ended June 30, 2016 and 2015.

Provision for transaction losses decreased $18 million, or 13%, during the six months ended June 30, 2016 compared to the same periods of the prior year due. The decrease was due primarily to lower customer protection program costs. Provision for transaction losses as a percentage of net revenues were 3% for both the six months ended June 30, 2016 and 2015.

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

Amortization of acquired intangible assets decreased $3 million during the three months ended June 30, 2016 compared to the same period of the prior year. The decrease was due to certain intangible assets becoming fully amortized during 2015.

Amortization of acquired intangible assets decreased $5 million during the six months ended June 30, 2016 compared to the same period of the prior year. The decrease was due to certain intangible assets becoming fully amortized during 2015.

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

Interest and other, net decreased $132 million during the three months ended June 30, 2016 compared to the same period of the prior year. The decrease in interest and other, net was due primarily to gains on sale of investments in the three months ended June 30, 2015 that did not recur in the three months ended June 30, 2016 partially offset by an increase in interest expense related to the issuance of senior notes during the three months ended March 31, 2016.

Interest and other, net decreased $165 million during the six months ended June 30, 2016 compared to the same period of the prior year. The decrease in interest and other, net was due primarily to gains on sale of investments in the six months ended June 30, 2015 that did not recur in the six months ended June 30, 2016 partially offset by an increase in interest expense related to the issuance of senior notes during the three months ended March 31, 2016.

Provision for Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions, except percentages)
Provision for income taxes	$86	$122	$195	$212
Effective tax rate	16%	22%	18%	19%

Our effective tax rate was 16% for the three months ended June 30, 2016 compared to 22% for the same period in the prior year. The decrease in our effective tax rate for the three months ended June 30, 2016 compared to the same period of the prior year was primarily related to gains on the sale of investments in the three months ended June 30, 2015 that did not recur in the three months ended June 30, 2016.

Our effective tax rate was 18% for the six months ended June 30, 2016 compared to 19% for the same period in the prior year. The decrease in our effective tax rate for the six months ended June 30, 2016 compared to the same period of the prior year was primarily related to gains on the sale of investments in the six months ended June 30, 2015 that did not recur in the six months ended June 30, 2016.

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

Liquidity and Capital Resources

Cash Flows

	Six Months Ended June 30,
	2016	2015
	(In millions)
Net cash provided by (used in):
Continuing operating activities	$1,405	$1,047
Continuing investing activities	(1,973)	302
Continuing financing activities	685	(994)
Effect of exchange rates on cash and cash equivalents	53	(249)
Net increase in cash and cash equivalents - discontinued operations	(1)	(1,447)
Net increase (decrease) in cash and cash equivalents	$169	$(1,341)

Continuing Operating Activities

The net cash provided by continuing operating activities of $1.4 billion in the six months ended June 30, 2016 was due primarily to net income of $917 million with adjustments of $334 million in depreciation and amortization, $116 million in provision for transaction losses, and $201 million in stock-based compensation and a decrease of $159 million in changes in assets and liabilities, and other, net of acquisition effects.

The net cash provided by continuing operating activities of $1.0 billion in the six months ended June 30, 2015 was due primarily to net income of $709 million with adjustments for loss from discontinued operations of $170 million, $334 million in depreciation and amortization, $208 million in stock-based compensation and $134 million in provision for transaction losses, and a decrease of $102 million gain on sale of investments and $406 million in changes in assets and liabilities, and other, net of acquisition effects.

Continuing Investing Activities

The net cash used in continuing investing activities of $2.0 billion in the six months ended June 30, 2016 was due primarily to cash paid for purchases of investments of $5.1 billion and purchases of property and equipment of $305 million partially offset by proceeds of $3.5 billion from the maturities and sale of investments.

The net cash provided by continuing investing activities of $302 million in the six months ended June 30, 2015 was due primarily to proceeds of $4.0 billion from the maturities and sale of investments partially offset by cash paid for purchases of investments of $3.4 billion and purchases of property and equipment of $297 million.

Continuing Financing Activities

The net cash provided by continuing financing activities of $685 million in the six months ended June 30, 2016 was due primarily to cash inflows of $2.2 billion from the issuance of senior notes partially offset by cash outflows of $1.5 billion to repurchase common stock.

The net cash used in continuing financing activities of $994 million in the six months ended June 30, 2015 was due primarily to cash outflows of $1.0 billion to repurchase common stock and cash paid for tax withholdings in the amount of $180 million related to net share settlements of restricted stock units and awards. These cash outflows were partially offset by $146 million from the issuance of common stock in connection with the exercise of stock options and the effect of $40 million of excess tax benefits from stock-based compensation.

The positive effect of exchange rate movements on cash and cash equivalents during the six months ended June 30, 2016 was due to the weakening of the U.S. dollar against other currencies, primarily the Euro.

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

During the six months ended June 30, 2016, we repurchased approximately $1.5 billion of our common stock under our stock repurchase programs. As of June 30, 2016, a total of approximately $336 million remained available for future repurchases of our common stock under our June 2015 repurchase program. In July 2016, our board of directors authorized an additional $2.5 billion stock repurchase program, with no expiration from the date of authorization.

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

Shelf Registration Statement and Long-Term Debt

At June 30, 2016, we had an effective shelf registration statement on file with the Securities and Exchange Commission that allows us to issue various types of debt securities, as well as common stock, preferred stock, warrants, depositary shares representing fractional interest in shares of preferred stock, purchase contracts and units from time to time in one or more offerings. Each issuance under the shelf registration statement will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. The registration statement does not limit the amount of securities that may be issued thereunder. Our ability to issue securities is subject to market conditions and other factors including, in the case of our debt securities, our credit ratings and compliance with the covenants in our credit agreement.

In the three months ended March 31, 2016, we issued senior unsecured notes, or senior notes, in an aggregate principal amount of $2.25 billion. This consists of $750 million aggregate principal amount of 2.500% fixed rate notes due 2018, $750 million aggregate principal amount of 3.800% fixed rate notes due 2022 and $750 million aggregate principal amount of 6.000% fixed rate notes due 2056.

We previously issued senior notes in underwritten public offerings under prior registration statements. The senior notes that remained outstanding as of June 30, 2016 consisted of $450 million aggregate principal amount of floating rate notes due 2017, $1.0 billion aggregate principal amount of 1.35% fixed rate notes due 2017, $400 million aggregate principal amount of floating rate notes due 2019, $1.15 billion aggregate principal amount of 2.2% fixed rate notes due 2019, $500 million aggregate principal amount of 3.250% fixed rate notes due 2020, $750 million aggregate principal amount of 2.875% fixed rate notes due 2021, $1.0 billion aggregate principal amount of 2.60% fixed rate notes due 2022, $750 million aggregate principal amount of 3.45% fixed rate notes due 2024 and $750 million aggregate principal amount of 4.00% fixed rate notes due 2042.

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

Commercial Paper

We have a $1.5 billion commercial paper program pursuant to which we may issue commercial paper notes with maturities of up to 397 days from the date of issue in an aggregate principal amount up to $1.5 billion at any time outstanding. As of June 30, 2016, there were no commercial paper notes outstanding.

Credit Agreement

As of June 30, 2016, no borrowings or letters of credit were outstanding under our $2 billion credit agreement. As described above, we have an up to $1.5 billion commercial paper program and maintain $1.5 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due. As a result, at June 30, 2016, $500 million of borrowing capacity was available for other purposes permitted by the credit agreement. The credit agreement contains customary representations, warranties, affirmative and negative covenants, including financial covenants, events of default and indemnification provisions in favor of the banks. The negative covenants include restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case, subject to certain exceptions. The financial covenants require us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio.

We were in compliance with all covenants in our outstanding debt instruments for the six months ended June 30, 2016.

Credit Ratings
As of June 30, 2016, we were rated investment grade by Standard and Poor’s Financial Services, LLC (long-term rated BBB+, short-term rated A-2, with a stable outlook), Moody’s Investor Service (long-term rated Baa1, short-term rated P-2, with a stable outlook), and Fitch Ratings, Inc. (long-term rated BBB, short-term rated F-2, with a stable outlook). We disclose these ratings to enhance the understanding of our sources of liquidity and the effects of our ratings on our costs of funds. Our borrowing costs depend, in part, on our credit ratings and any further actions taken by these credit rating agencies to lower our credit ratings, as described above, will likely increase our borrowing costs.

Liquidity and Capital Resource Requirements

As of June 30, 2016 and December 31, 2015, we had assets classified as cash and cash equivalents, as well as short-term and long-term non-equity investments, in an aggregate amount of $10.4 billion and $8.5 billion, respectively. As of June 30,

2016, this amount included assets held in certain of our foreign operations totaling approximately $7.3 billion. Of the $7.3 billion held by our non-U.S. subsidiaries, approximately $4.8 billion was available for use in the U.S. without incurring additional U.S. income taxes in excess of the amounts already accrued in our condensed consolidated financial statements as of June 30, 2016. As of June 30, 2016, we had not repatriated any of these funds to the U.S. and, as a result, we have not yet paid U.S. tax on any portion of these funds. However, to the extent we repatriate these funds to the U.S., we will be required to pay U.S. income and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs. The remaining amount of non-U.S. cash and cash equivalents, as well as short-term and long-term non-equity investments, have been indefinitely reinvested and, therefore, no U.S. current or deferred taxes have been accrued as this amount is necessary to support our planned ongoing investments in our foreign operations. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the U.S., and we do not expect that we will need to repatriate the funds we have designated as indefinitely reinvested outside the U.S. Under current tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the U.S., such amounts would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.

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

We recently announced agreements to acquire several companies. These acquisitions are expected to close in the third quarter of 2016, subject to customary closing conditions, for approximately $250 million.

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

Off-Balance Sheet Arrangements

As of June 30, 2016, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

We have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under the arrangement. As of June 30, 2016, we had a total of $1.2 billion in cash withdrawals offsetting our $1.2 billion in Aggregate Cash Deposits held within the financial institution under the cash pooling arrangements.

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

The information in this section should be read in connection with the information on financial market risk related to changes in interest rates and non-U.S. currency exchange rates in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2015. Our market risk profile has not changed significantly during the first six months of 2016.

Interest Rate Risk

We are exposed to interest rate risk relating to our investment portfolio and our outstanding debt. We seek to reduce earnings volatility that may result from changes in interest rates.

As of June 30, 2016, approximately 17% of our total cash and investment portfolio was held in cash and cash equivalents. As such, changes in interest rates will impact interest income. As discussed below, fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates.

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

As of June 30, 2016, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate investment securities may be adversely impacted due to a rise in interest rates. In general, fixed-rate securities with longer maturities are subject to greater interest-rate risk than those with shorter maturities. While floating-rate securities generally are subject to less interest rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease and may also suffer a decline in market value if interest rates increase. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. As of June 30, 2016, the balance of our government bond and corporate debt securities portfolio was $8.3 billion, which represented approximately 72% of our total cash and investment portfolio. A 100 basis point increase or decrease in interest rates would not have a material impact on our financial assets or liabilities as of June 30, 2016.

Investment Risk

The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of asset types, including bank deposits, government bonds and corporate debt securities.

As of June 30, 2016, our cost and equity method investments totaled $116 million, which represented approximately 1% of our total cash and investment portfolio, and were primarily related to equity method investments in privately held companies. We review our investments for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value is other-than-temporary. Our analysis includes a review of recent operating results and trends, recent sales/acquisitions of the securities in which we have invested and other publicly available data.

Equity Price Risk

We are exposed to equity price risk on marketable equity instruments due to market volatility. As of June 30, 2016, the total fair value of our marketable equity instruments (primarily related to our equity holdings in MercadoLibre) was $1.1 billion, which represented approximately 10% of our total cash and investment portfolio.

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

Certain of our foreign subsidiaries held U.S. denominated marketable securities at June 30, 2016. The U.S. dollar/Euro is the primary foreign exchange exposure for these nonfunctional currency denominated marketable securities. These marketable securities are classified as available-for-sale and as such, fluctuations in the foreign exchange are recorded in accumulated other comprehensive income within the condensed consolidated balance sheet. These fluctuations are subsequently reclassified from accumulated other comprehensive income to interest and other, net in the period in which the marketable securities are sold. The realized foreign exchange gains and losses on these securities offset a portion of the foreign exchange fluctuations in earnings for the company.

The following table illustrates the fair values of outstanding foreign exchange contracts designated as cash flow hedges and nonfunctional currency denominated marketable securities and the before-tax effect on fair values of a hypothetical adverse change in the foreign exchange rates that existed at June 30, 2016. The sensitivities for foreign currency contracts and nonfunctional currency denominated marketable securities are based on a 20% adverse change in foreign exchange rates, against relevant functional currencies.

	Fair Value Asset/(Liability)	Fair Value Sensitivity (1)
	(In millions)
Foreign exchange contracts - Cash flow hedges	$71	$(85)
Marketable Securities	$1,224	$(245)

(1)    A hypothetical adverse change of 20% in the foreign exchange rates at June 30, 2016, would have resulted in a before-tax loss of $85 million and $245 million to be recorded in AOCI related to foreign exchange contracts designated as cash flow hedges and nonfunctional currency denominated marketable securities.

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

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $27 million at June 30, 2016 taking into consideration the offsetting effect of foreign exchange forwards in place as of June 30, 2016.

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

Our international businesses, especially in the United Kingdom, Germany, Australia and Korea, and cross-border business from greater China, have generated a majority of our net revenues in recent years. In addition to uncertainty about our ability to generate revenues from our foreign operations and expand into international markets, there are risks inherent in doing business internationally, including:

•	uncertainties and instability in economic and market conditions caused by the United Kingdom’s vote to exit the European Union;

•
uncertainty regarding how the United Kingdom’s access to the European Union Single Market and the wider trading, legal, regulatory and labor environments, especially in the United Kingdom and European Union, will be impacted by the United Kingdom’s vote to exit the European Union, including the resulting impact on our business and that of our clients;

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

We have acquired a significant number of businesses of varying size and scope, technologies, services, and products and have in July 2015 distributed 100% of the outstanding common stock of PayPal to our stockholders, pursuant to which PayPal became an independent company, and sold our Enterprise business in November 2015. We also expect to continue to evaluate and consider a wide array of potential strategic transactions as part of our overall business strategy, including business combinations, acquisitions, and dispositions of businesses, technologies, services, products, and other assets, as well as strategic investments and joint ventures. .

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchase activity during the three months ended June 30, 2016 was as follows:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet be Purchased Under the Programs (1)
April 30, 2016	370,000	$24.23	370,000
May 31, 2016	9,901,213	$23.84	9,901,213
June 30, 2016	10,573,180	$24.11	10,573,180	$336,234,794
	20,844,393		20,844,393

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

During the three months ended June 30, 2016, we repurchased approximately $500 million of our common stock under our stock repurchase programs. As of June 30, 2016, a total of approximately $336 million remained available for future repurchases of our common stock under our June 2015 repurchase program. For further details, please see “Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Stock Repurchases.” In July 2016, our board of directors authorized an additional $2.5 billion stock repurchase program, with no expiration from the date of authorization.
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

eBay Inc.
Principal Executive Officer:

		By:	/s/ Devin N. Wenig
Devin N. Wenig
President and Chief Executive Officer
Date:	July 21, 2016
Principal Financial Officer:

		By:	/s/ Scott F. Schenkel
Scott F. Schenkel
Senior Vice President, Chief Financial Officer
Date:	July 21, 2016
Principal Accounting Officer:

		By:	/s/ Brian J. Doerger
Brian J. Doerger
Vice President, Chief Accounting Officer
Date:	July 21, 2016

INDEX TO EXHIBITS

Exhibit 10.01(1)+	Registrant's 2008 Equity Incentive Award Plan, as amended and restated.
Exhibit 10.02+	Form of Stock Payment Award Agreement under Registrant's 2008 Equity Incentive Award Plan.
Exhibit 10.03+	Form of Director Restricted Stock Unit Award Agreement under Registrant's 2008 Equity Incentive Award Plan.
Exhibit 10.04
Amendment dated June 30, 2016, to the Operating Agreement by and between Registrant, eBay International AG, PayPal Holdings, Inc., PayPal, Inc., PayPal Pte. Ltd. and PayPal Payments Pte. Holdings S.C.S.

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

(1) Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2016 and incorporated herein by reference.