Form 10-Q
period 2016-09-30
EBAY INC
filed 2016-10-20
CIK 1065088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 18, 2016, there were 1,117,926,440 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements
eBay Inc.
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2016	December 31, 2015
	(In millions, except par value)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,753	$1,832
Short-term investments	6,292	4,299
Accounts receivable, net	626	619
Other current assets	1,112	1,154
Total current assets	9,783	7,904
Long-term investments	3,921	3,391
Property and equipment, net	1,526	1,554
Goodwill	4,727	4,451
Intangible assets, net	117	90
Other assets	428	365
Total assets	$20,502	$17,755
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$1,449	$—
Accounts payable	278	349
Accrued expenses and other current liabilities	1,813	1,736
Deferred revenue	116	106
Income taxes payable	107	72
Total current liabilities	3,763	2,263
Deferred and other tax liabilities, net	2,268	2,092
Long-term debt	7,582	6,749
Other liabilities	70	75
Total liabilities	13,683	11,179
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value; 3,580 shares authorized; 1,117 and 1,184 shares outstanding	2	2
Additional paid-in capital	14,782	14,538
Treasury stock at cost, 523 and 443 shares	(18,205)	(16,203)
Retained earnings	9,036	7,713
Accumulated other comprehensive income	1,204	526
Total stockholders’ equity	6,819	6,576
Total liabilities and stockholders’ equity	$20,502	$17,755

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions, except per share amounts)
	(Unaudited)
Net revenues	$2,217	$2,099	$6,584	$6,270
Cost of net revenues	498	433	1,468	1,278
Gross profit	1,719	1,666	5,116	4,992
Operating expenses:
Sales and marketing	600	565	1,760	1,672
Product development	288	241	822	694
General and administrative	224	207	651	862
Provision for transaction losses	56	65	172	199
Amortization of acquired intangible assets	9	10	24	30
Total operating expenses	1,177	1,088	3,429	3,457
Income from operations	542	578	1,687	1,535
Interest and other, net	(9)	87	(40)	221
Income from continuing operations before income taxes	533	665	1,647	1,756
Provision for income taxes	(115)	(120)	(310)	(332)
Income from continuing operations	$418	$545	$1,337	$1,424
Loss from discontinued operations, net of income taxes	(5)	(6)	(7)	(176)
Net income	$413	$539	$1,330	$1,248

Income (loss) per share - basic:
Continuing operations	$0.37	$0.45	$1.17	$1.17
Discontinued operations	—	—	(0.01)	(0.14)
Net income per share - basic	$0.37	$0.45	$1.16	$1.03

Income (loss) per share - diluted:
Continuing operations	$0.36	$0.45	$1.16	$1.16
Discontinued operations	—	—	(0.01)	(0.14)
Net income per share - diluted	$0.36	$0.45	$1.15	$1.02

Weighted-average shares:
Basic	1,126	1,210	1,143	1,214
Diluted	1,139	1,223	1,153	1,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
	(Unaudited)
Net income	$413	$539	$1,330	$1,248
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation gain (loss)	150	(182)	217	(426)
Unrealized gains (losses) on investments, net	353	(442)	657	(320)
Tax benefit (expense) on unrealized gains (losses) on investments, net	(128)	155	(229)	111
Unrealized gains (losses) on hedging activities, net	—	(19)	33	(82)
Tax benefit (expense) on unrealized gains (losses) on hedging activities, net	—	1	—	1
Other comprehensive income (loss), net of tax	375	(487)	678	(716)
Comprehensive income	$788	$52	$2,008	$532

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2016	2015
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income	$1,330	$1,248
Loss from discontinued operations, net of income taxes	7	176
Adjustments:
Provision for transaction losses	172	199
Depreciation and amortization	506	516
Stock-based compensation	306	301
Gain on sale of investments	25	(212)
Changes in assets and liabilities, and other, net of acquisition effects	(139)	(477)
Net cash provided by continuing operating activities	2,207	1,751
Net cash provided by (used in) discontinued operating activities	(1)	1,242
Net cash provided by operating activities	2,206	2,993
Cash flows from investing activities:
Purchases of property and equipment	(490)	(539)
Purchases of investments	(7,782)	(4,452)
Maturities and sales of investments	5,929	5,579
Acquisitions, net of cash acquired	(201)	(24)
Other	(24)	(15)
Net cash provided by (used in) continuing investing activities	(2,568)	549
Net cash used in discontinued investing activities	—	(3,837)
Net cash used in investing activities	(2,568)	(3,288)
Cash flows from financing activities:
Proceeds from issuance of common stock	67	173
Repurchases of common stock	(2,002)	(1,512)
Excess tax benefits from stock-based compensation	9	72
Tax withholdings related to net share settlements of restricted stock units and awards	(96)	(226)
Proceeds from issuance of long-term debt, net	2,216	—
Repayment of debt	(17)	(250)
Other	5	10
Net cash provided by (used in) continuing financing activities	182	(1,733)
Net cash used in discontinued financing activities	—	(1,599)
Net cash provided by (used in) financing activities	182	(3,332)
Effect of exchange rate changes on cash and cash equivalents	101	(286)
Net increase (decrease) in cash and cash equivalents	(79)	(3,913)
Cash and cash equivalents at beginning of period	1,832	6,328
Cash and cash equivalents at end of period	$1,753	$2,415
Less: Cash and cash equivalents of held for sale	—	28
Cash and cash equivalents of continuing operations at end of period	$1,753	$2,387
Supplemental cash flow disclosures:
Cash paid for interest	$199	$161
Cash paid for income taxes	$117	$240

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — The Company and Summary of Significant Accounting Policies

The Company

eBay Inc. is a global commerce leader, including our Marketplace, StubHub and Classifieds platforms. Our Marketplace platforms include our online marketplace located at www.ebay.com, its localized counterparts and the eBay mobile apps. Our StubHub platforms include our online ticket platform located at www.stubhub.com, the StubHub mobile apps and Ticketbis. Our Classifieds platforms include a collection of brands such as Mobile.de, Kijiji, Gumtree, Marktplaats, eBay Classifieds and others.

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

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2015. We have evaluated all subsequent events through the date these condensed consolidated financial statements were issued. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for fair statement of the condensed consolidated financial position, results of operations and cash flows for these interim periods.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to revenue recognition. This new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition guidance provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In 2015, the FASB issued guidance to defer the effective date to fiscal years beginning after December 15, 2017 with early adoption for fiscal years beginning December 15, 2016. In 2016, the FASB issued several amendments to the standard, including principal versus agent considerations when another party is involved in providing goods or services to a customer and the application of identifying performance obligations. We are evaluating the impact of adopting the new accounting guidance on our consolidated financial statements and do not intend to early adopt.

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

In 2016, the FASB issued new guidance to revise aspects of stock-based compensation guidance which include income tax consequences, classification of awards as equity or liabilities, and classification on the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Notwithstanding the effects of stock market volatility, we do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

In 2016, the FASB issued new guidance which clarifies the classification of certain cash receipts and cash payments in the statement of cash flows, including debt prepayment or extinguishment costs, settlement of contingent consideration arising from a business combination, insurance settlement proceeds, and distributions from certain equity method investees. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. We are evaluating the impact of adopting this new accounting guidance on our consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions, except per share amounts)
Numerator:
Income from continuing operations	$418	$545	$1,337	$1,424
Loss from discontinued operations, net of income taxes	(5)	(6)	(7)	(176)
Net income	$413	$539	$1,330	$1,248
Denominator:
Weighted average shares of common stock - basic	1,126	1,210	1,143	1,214
Dilutive effect of equity incentive awards	13	13	10	12
Weighted average shares of common stock - diluted	1,139	1,223	1,153	1,226
Income (loss) per share - basic:
Continuing operations	$0.37	$0.45	$1.17	$1.17
Discontinued operations	—	—	(0.01)	(0.14)
Net income per share - basic	$0.37	$0.45	$1.16	$1.03
Income (loss) per share - diluted:
Continuing operations	$0.36	$0.45	$1.16	$1.16
Discontinued operations	—	—	(0.01)	(0.14)
Net income per share - diluted	$0.36	$0.45	$1.15	$1.02
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	1	4	6	2

Note 3 — Business Combinations

During the nine months ended September 30, 2016, we completed five acquisitions for an aggregate purchase consideration of approximately $206 million, consisting of cash. We believe these acquisitions will help us build a better user experience, improve discoverability and grow our international presence. The condensed consolidated financial statements include the operating results of acquired businesses from the date of each acquisition.

The aggregate purchase consideration of $206 million was allocated as follows: purchased intangible assets of $70 million, recognized goodwill of $174 million, and net liabilities of $40 million. These allocations have been prepared on a preliminary basis and changes to these allocations may occur as additional information becomes available. We generally do not expect goodwill to be deductible for income tax purposes.

Pro forma results of operations for these acquisitions have not been presented because the effect of the acquisitions were not material to our financial results.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4 — Discontinued Operations

On June 26, 2015, our Board of Directors (the “Board”) approved the separation of PayPal through the distribution of 100% of the outstanding common stock of PayPal Holdings, Inc. ("PayPal") to our stockholders (the "Distribution"). To consummate the Distribution, our Board declared a pro rata dividend of PayPal Holdings, Inc. common stock to eBay’s stockholders of record as of the close of business on July 8, 2015 (the “Record Date”). Each eBay stockholder received one (1) share of PayPal Holdings, Inc. common stock for every share of eBay common stock held at the close of business on the Record Date. The Distribution occurred on July 17, 2015. Immediately following the Distribution, PayPal became an independent, publicly traded company and is listed on The NASDAQ Stock Market under the ticker “PYPL.” eBay continues to trade on The NASDAQ Stock Market under the ticker “EBAY.” We have classified the results of PayPal as discontinued operations in our consolidated statement of income for all periods presented. In connection with the Distribution, we reviewed our capital allocation strategy to ensure that each of PayPal and eBay would be well capitalized at Distribution. Pursuant to the terms of the separation and distribution agreement entered into between us and PayPal on June 26, 2015, upon Distribution, assets related to the PayPal business were transferred to, and liabilities related to the PayPal business were retained or assumed by, PayPal. As part of this strategy, we contributed approximately $3.8 billion of cash to PayPal in 2015.

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

The financial results of PayPal and Enterprise are presented as loss from discontinued operations, net of income taxes on our condensed consolidated statement of income. The following table presents the combined financial results of PayPal and Enterprise:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Net revenues	$—	$676	$—	$5,598
Cost of net revenues	—	362	—	2,524
Gross profit	—	314	—	3,074
Operating expenses:
Sales and marketing	—	71	—	628
Product development	—	71	—	619
General and administrative	13	102	15	859
Provision for transaction and loan losses	—	34	—	427
Amortization of acquired intangible assets	—	3	—	100
Goodwill impairment	—	—	—	786
Total operating expenses	13	281	15	3,419
Loss from operations of discontinued operations	(13)	33	(15)	(345)
Interest and other, net	—	(2)	—	2
Loss from discontinued operations before income taxes	(13)	31	(15)	(343)
Income tax benefit/(expense)	8	(37)	8	167
Loss from discontinued operations, net of income taxes	$(5)	$(6)	$(7)	$(176)

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5 — Goodwill and Intangible Assets

Goodwill

The following table presents goodwill balances and adjustments to those balances during the nine months ended September 30, 2016:

	December 31, 2015	Goodwill Acquired	Adjustments	September 30, 2016
	(In millions)
Goodwill	$4,451	$174	$102	$4,727

The adjustments to goodwill during the nine months ended September 30, 2016 were due primarily to foreign currency translation.

Intangible Assets

The components of identifiable intangible assets are as follows:

	September 30, 2016				December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
	(In millions, except years)
Intangible assets:
Customer lists and user base	$462	$(414)	$48	5	$419	$(399)	$20	5
Marketing related	614	(595)	19	5	594	(570)	24	5
Developed technologies	265	(230)	35	3	238	(215)	23	4
All other	152	(137)	15	4	157	(134)	23	4
	$1,493	$(1,376)	$117		$1,408	$(1,318)	$90

Amortization expense for intangible assets was $15 million and $18 million for the three months ended September 30, 2016 and 2015, respectively. Amortization expense for intangible assets was $38 million and $50 million for the nine months ended September 30, 2016 and 2015, respectively.

Expected future intangible asset amortization as of September 30, 2016 is as follows (in millions):

Fiscal years:
Remaining 2016	$18
2017	57
2018	27
2019	10
2020	5
Thereafter	—
$117

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6 — Segments

We have one operating and reportable segment. Our chief operating decision maker reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.

The following table sets forth the breakdown of net revenues by type for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Net Revenues by Type:
Net transaction revenues:
Marketplace	$1,484	$1,459	$4,505	$4,519
StubHub	261	200	663	493
Total net transaction revenues	1,745	1,659	5,168	5,012
Marketing services and other revenues:
Marketplace	273	266	824	752
Classifieds	197	178	590	520
StubHub, Corporate and other	2	(4)	2	(14)
Total marketing services and other revenues	472	440	1,416	1,258
Total net revenues	$2,217	$2,099	$6,584	$6,270

Note 7 — Investments

As of September 30, 2016 and December 31, 2015, the estimated fair value of our short-term and long-term investments classified as available for sale, were as follows:

	September 30, 2016
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In millions)
Short-term investments:
Restricted cash	$24	$—	$—	$24
Corporate debt securities (1)	4,763	1	(15)	4,749
Government and agency securities	16	—	—	16
Equity instruments	9	1,494	—	1,503
	$4,812	$1,495	$(15)	$6,292
Long-term investments:
Corporate debt securities (1)	3,738	25	(4)	3,759
Government and agency securities	51	1	—	52
	$3,789	$26	$(4)	$3,811

(1)
As of September 30, 2016 investment securities with a fair value and a net unrealized foreign exchange loss of $1.2 billion and $15 million, respectively, were held by a foreign subsidiary in which the U.S. dollar is not the functional currency.

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

As of September 30, 2016, investment securities in a continuous loss position for greater than 12 months had an estimated fair value and unrealized loss of $255 million and $2 million, respectively. At December 31, 2015, investment securities in a continuous loss position for greater than 12 months had an estimated fair value and unrealized loss of $769 million and $40 million, respectively. Refer to “Note 15 - Accumulated Other Comprehensive Income” for amounts reclassified to earnings from unrealized gains and losses.

The estimated fair values of our short-term and long-term investments classified as available for sale by date of contractual maturity as of September 30, 2016 are as follows:

September 30, 2016
(In millions)
One year or less (including restricted cash of $24)	$4,790
One year through two years	1,492
Two years through three years	1,949
Three years through four years	115
Four years through five years	223
Five years through six years	30
Six years through seven years	1
$8,600
Equity and cost method investments

We have made multiple equity and cost method investments which are reported in long-term investments on our condensed consolidated balance sheet. As of September 30, 2016 and December 31, 2015, our equity and cost method investments totaled $110 million and $124 million, respectively. During the second quarter of 2016, we sold a portion of our equity interest in Jasper Infotech Private Limited (Snapdeal). The resulting gain is recorded in interest and other, net on our condensed consolidated statement of income.
Subsequent Event

Subsequent to September 30, 2016, we sold most of our investment in MercadoLibre, Inc. for $1.2 billion.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8 — Fair Value Measurement of Assets and Liabilities

The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015:

	Balance as of September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents	$1,753	$1,753	$—
Short-term investments:
Restricted cash	24	24	—
Corporate debt securities	4,749	—	4,749
Government and agency securities	16	—	16
Equity instruments	1,503	1,503	—
Total short-term investments	6,292	1,527	4,765
Derivatives	197	—	197
Long-term investments:
Corporate debt securities	3,759	—	3,759
Government and agency securities	52	—	52
Total long-term investments	3,811	—	3,811
Total financial assets	$12,053	$3,280	$8,773

Liabilities:
Derivatives	$43	$—	$43

	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In millions)
Assets:
Cash and cash equivalents	$1,832	$1,664	$168
Short-term investments:
Restricted cash	28	28	—
Corporate debt securities	3,287	—	3,287
Government and agency securities	55	—	55
Equity instruments	929	929	—
Total short-term investments	4,299	957	3,342
Derivatives	97	—	97
Long-term investments:
Corporate debt securities	3,267	—	3,267
Total long-term investments	3,267	—	3,267
Total financial assets	$9,495	$2,621	$6,874

Liabilities:
Derivatives	$25	$—	$25

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our financial assets and liabilities are valued using market prices on both active markets (level 1) and less active markets (level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. The majority of our derivative instruments are valued using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as equity prices, interest rate yield curves, option volatility and currency rates. We did not have any transfers of financial instruments between valuation levels during the nine months ended September 30, 2016.

Cash and cash equivalents are short-term, highly liquid investments with original or remaining maturities of three months or less when purchased and are comprised primarily of bank deposits, certificates of deposit and commercial paper.

In addition, we had cost and equity method investments of approximately $110 million and $124 million included in long-term investments on our condensed consolidated balance sheet at September 30, 2016 and December 31, 2015, respectively.

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

As of September 30, 2016 and December 31, 2015, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For our derivative instruments designated as cash flow hedges, the amounts recognized in earnings related to the ineffective portion were not material in each of the periods presented, and we did not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness. As of September 30, 2016, we have estimated that approximately $64 million of net derivative gains related to our cash flow hedges included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

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

Fair Value of Derivative Contracts

The fair values of our outstanding derivative instruments as of September 30, 2016 and December 31, 2015 were as follows:

	Balance Sheet Location	September 30, 2016	December 31, 2015
		(In millions)
Derivative Assets:
Foreign exchange contracts designated as cash flow hedges	Other Current Assets	$80	$42
Foreign exchange contracts not designated as hedging instruments	Other Current Assets	18	14
Interest rate contracts designated as fair value hedges	Other Assets	99	41
Total derivative assets		$197	$97

Derivative Liabilities:
Foreign exchange contracts designated as cash flow hedges	Other Current Liabilities	$7	$1
Foreign exchange contracts not designated as hedging instruments	Other Current Liabilities	36	24
Total derivative liabilities		$43	$25

Total fair value of derivative instruments		$154	$72

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the master netting agreements with the respective counterparties to our derivative contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis on our condensed consolidated balance sheet. As of September 30, 2016, the potential effect of rights of set-off associated with the foreign exchange contracts discussed above would be an offset to both assets and liabilities by $36 million, resulting in net derivative assets and net derivative liabilities of $62 million and $7 million, respectively. We are not required to pledge, nor are we entitled to receive, collateral related to our foreign exchange derivative transactions. As of September 30, 2016, we had neither pledged nor received collateral related to our interest rate derivative transactions.

Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following table summarizes the activity of derivative contracts that qualify for hedge accounting as of September 30, 2016 and December 31, 2015, and the impact of these derivative contracts on accumulated other comprehensive income for the nine months ended September 30, 2016:

	December 31, 2015	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income to Earnings (Effective Portion)	September 30, 2016
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$36	$96	$63	$69

The following table summarizes the activity of derivative contracts that qualify for hedge accounting as of September 30, 2015 and December 31, 2014, and the impact of these derivative contracts on accumulated other comprehensive income for the nine months ended September 30, 2015:

	December 31, 2014	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income to Earnings (Effective Portion)	September 30, 2015
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$41	$29	$51	$19

Effect of Derivative Contracts on Condensed Consolidated Statement of Income

The following table provides the location in our financial statements of the recognized gains or losses related to our foreign exchange derivative instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Foreign exchange contracts designated as cash flow hedges recognized in cost of net revenues and operating expenses	$2	$19	$5	$51
Foreign exchange contracts designated as cash flow hedges recognized in interest and other, net	25	—	58	—
Foreign exchange contracts not designated as hedging instruments recognized in interest and other, net	6	13	9	(2)
Total gain (loss) recognized from foreign exchange derivative contracts in the condensed consolidated statement of income	$33	$32	$72	$49

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides the location in our financial statements of the recognized gains or losses related to our interest rate derivative instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Gain (loss) from interest rate contracts designated as fair value hedges recognized in interest and other, net	$(26)	$56	$58	$55
Gain (loss) from hedged items attributable to hedged risk recognized in interest and other, net	26	(56)	(58)	(55)
Total gain (loss) recognized from interest rate derivative contracts in the condensed consolidated statement of income	$—	$—	$—	$—

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

	September 30,
	2016	2015
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$1,553	$705
Foreign exchange contracts not designated as hedging instruments	3,015	2,890
Interest rate contracts designated as fair value hedges	2,400	2,400
Total	$6,968	$5,995

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10 — Debt
The following table summarizes the carrying value of our outstanding debt:

	Coupon	As of	Effective	As of	Effective
	Rate	September 30, 2016	Interest Rate	December 31, 2015	Interest Rate
	(In millions, except percentages)
Long-Term Debt
Floating Rate Notes:
Senior notes due 2017	LIBOR plus 0.20%	$450	1.076%	$450	0.586%
Senior notes due 2019	LIBOR plus 0.48%	400	1.334%	400	0.825%

Fixed Rate Notes:
Senior notes due 2017	1.350%	1,000	1.456%	1,000	1.456%
Senior notes due 2018	2.500%	750	2.775%	—	—%
Senior notes due 2019	2.200%	1,150	2.346%	1,150	2.346%
Senior notes due 2020	3.250%	500	3.389%	500	3.389%
Senior notes due 2021	2.875%	750	2.993%	750	2.993%
Senior notes due 2022	3.800%	750	3.989%	—	—%
Senior notes due 2022	2.600%	1,000	2.678%	1,000	2.678%
Senior notes due 2024	3.450%	750	3.531%	750	3.531%
Senior notes due 2042	4.000%	750	4.114%	750	4.114%
Senior notes due 2056	6.000%	750	6.547%	—	—%
Total senior notes		9,000		6,750
Hedge accounting fair value adjustments		99		41
Unamortized discount and debt issuance costs		(67)		(42)
Less: Current portion of long-term debt		(1,450)		—
Total long-term debt		7,582		6,749

Short-Term Debt
Current portion of long-term debt		1,450		—
Unamortized discount and debt issuance costs		(1)		—
Total short-term debt		1,449		—
Total Debt		$9,031		$6,749

Senior Notes

In the first quarter of 2016, we issued senior unsecured notes, or senior notes, in an aggregate principal amount of $2.25 billion. This consists of $750 million aggregate principal amount of 2.500% fixed rate notes due 2018, $750 million aggregate principal amount of 3.800% fixed rate notes due 2022 and $750 million aggregate principal amount of 6.000% fixed rate notes due 2056.

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

The effective interest rates for our senior notes include the interest payable, the amortization of debt issuance costs and the amortization of any original issue discount on these senior notes. Interest on these senior notes is payable either quarterly or semiannually. Interest expense associated with these senior notes, including amortization of debt issuance costs was approximately $68 million and $46 million during the three months ended September 30, 2016 and 2015, respectively and $186 million and $137 million during the nine months ended September 30, 2016 and 2015, respectively. At September 30, 2016, the estimated fair value of these senior notes was approximately $9.2 billion.

The indenture pursuant to which the senior notes were issued includes customary covenants that, among other things and subject to exceptions, limit our ability to incur, assume or guarantee debt secured by liens on specified assets or enter into sale and lease-back transactions with respect to specified properties, and also includes customary events of default.

Commercial Paper

We have an up to $1.5 billion commercial paper program pursuant to which we may issue commercial paper notes with maturities of up to 397 days from the date of issue in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time. As of September 30, 2016, there were no commercial paper notes outstanding.

Credit Agreement

As of September 30, 2016, no borrowings were outstanding under our $2 billion credit agreement. However, as described above, we have an up to $1.5 billion commercial paper program and therefore maintain $1.5 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due. As a result, $500 million of borrowing capacity was available for other purposes permitted by the credit agreement as of September 30, 2016. The credit agreement includes customary representations, warranties, affirmative and negative covenants, including financial covenants, events of default and indemnification provisions in favor of the banks. The negative covenants include restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case, subject to certain exceptions. The financial covenants require us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio. The events of default include the occurrence of a change of control (as defined in the credit agreement) with respect to us.

We were in compliance with all covenants in our outstanding debt instruments during the nine months ended September 30, 2016.

Note 11 — Commitments and Contingencies

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable were not material for the nine months ended September 30, 2016. Except as otherwise noted for the proceedings described in this Note 11, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to significant uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material.

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Off-Balance Sheet Arrangements

As of September 30, 2016, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

We have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under the arrangement. As of September 30, 2016, we had a total of $1.2 billion in cash withdrawals offsetting our $1.2 billion in Aggregate Cash Deposits held within the financial institution under the cash pooling arrangement.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12 — Stock Repurchase Programs

In January 2015, our Board authorized a stock repurchase program that provided for the repurchase of up to $2 billion of our common stock. In June 2015, our Board authorized an additional $1 billion stock repurchase program and in July 2016, our Board authorized an additional $2.5 billion stock repurchase program. These stock repurchase programs have no expiration from the date of authorization.

Our stock repurchase programs are intended to programmatically offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, to make opportunistic repurchases of our common stock to reduce our outstanding share count. Any share repurchases under our stock repurchase programs may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives. Our stock repurchase programs may be limited or terminated at any time without prior notice. The timing and actual number of shares repurchased will depend on a variety of factors, including corporate and regulatory requirements, price and other market conditions and management’s determination as to the appropriate use of our cash.

The stock repurchase activity under our stock repurchase programs during the nine months ended September 30, 2016 is summarized as follows:

	Shares Repurchased (1)	Average Price per Share (2)	Value of Shares Repurchased	Remaining Amount Authorized
	(In millions, except per share amounts)
Balance as of January 1, 2016				$1,836
Authorization of additional plan in July 2016				2,500
Repurchase of shares of common stock	80	$25.12	2,000	(2,000)
Balance as of September 30, 2016				$2,336

(1)	These repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. No repurchased shares of common stock have been retired.

(2)	Excludes broker commissions.

Note 13 — Stock-Based Plans

Stock Option Activity

The following table summarizes stock option activity for the nine months ended September 30, 2016:

Options
(In millions)
Outstanding as of January 1, 2016	7
Granted and assumed	—
Exercised	(1)
Forfeited/expired/canceled	(1)
Outstanding as of September 30, 2016	5

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Unit Activity

The following table summarizes restricted stock unit (“RSU”) activity for the nine months ended September 30, 2016:

Units
(In millions)
Outstanding as of January 1, 2016	36
Awarded and assumed	27
Vested	(13)
Forfeited	(5)
Outstanding as of September 30, 2016	45

The weighted average grant date fair value for RSUs awarded during the nine months ended September 30, 2016 was $24.21 per share.

Stock-Based Compensation Expense

The impact on our results of operations of recording stock-based compensation expense for the three and nine months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Cost of net revenues	$9	$10	$26	$28
Sales and marketing	24	28	71	75
Product development	40	29	115	83
General and administrative	32	26	94	115
Total stock-based compensation expense	$105	$93	$306	$301
Capitalized in product development	$3	$3	$9	$9

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

No stock options were granted during the three months ended September 30, 2016 and an immaterial amount of stock options were granted during the nine months ended September 30, 2016. The weighted average assumptions used for stock option grants during the three and nine months ended September 30, 2015 were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2015	2015
Risk-free interest rate	1.47%	1.39%
Expected life (in years)	4.4	4.1
Dividend yield	—%	—%
Expected volatility	26%	27%

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14 — Income Taxes

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

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion invalidating the regulations relating to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was issued by the Tax Court in December 2015. The IRS is appealing the decision and filed its arguments opposing the Tax Court decision in June 2016. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits or obligations, and the risk of the Tax Court’s decision being overturned upon appeal, we have not recorded any benefit or expense as of September 30, 2016. We will continue to monitor ongoing developments and potential impacts to our consolidated financial statements.

Note 15 — Accumulated Other Comprehensive Income

The following tables summarize the changes in accumulated balances of other comprehensive income for the three and nine months ended September 30, 2016:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
	(In millions)
Balance as of June 30, 2016	$69	$1,149	$22	$(411)	$829
Other comprehensive income (loss) before reclassifications	27	350	150	(128)	399
Less: Amount of gain (loss) reclassified from accumulated other comprehensive income	27	(3)	—	—	24
Net current period other comprehensive income	—	353	150	(128)	375
Balance as of September 30, 2016	$69	$1,502	$172	$(539)	$1,204

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
	(In millions)
Balance as of December 31, 2015	$36	$845	$(45)	$(310)	$526
Other comprehensive income (loss) before reclassifications	96	621	217	(229)	705
Less: Amount of gain (loss) reclassified from accumulated other comprehensive income	63	(36)	—	—	27
Net current period other comprehensive income	33	657	217	(229)	678
Balance as of September 30, 2016	$69	$1,502	$172	$(539)	$1,204

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize the changes in accumulated balances of other comprehensive income for the three and nine months ended September 30, 2015:

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
	(In millions)
Balance as of June 30, 2015	$105	$1,151	$90	$(404)	$942
Other comprehensive income (loss) before reclassifications	21	(439)	(182)	156	(444)
Less: Amount of gain (loss) reclassified from accumulated other comprehensive income	40	3	—	—	43
Net current period other comprehensive income	(19)	(442)	(182)	156	(487)
Distribution of PayPal	$(67)	$3	$52	$—	$(12)
Balance as of September 30, 2015	$19	$712	$(40)	$(248)	$443

	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
	(In millions)
Balance as of December 31, 2014	$168	$1,029	$334	$(360)	$1,171
Other comprehensive income (loss) before reclassifications	102	(319)	(426)	112	(531)
Less: Amount of gain (loss) reclassified from accumulated other comprehensive income	184	1	—	—	185
Net current period other comprehensive income	(82)	(320)	(426)	112	(716)
Distribution of PayPal	$(67)	$3	$52	$—	$(12)
Balance as of September 30, 2015	$19	$712	$(40)	$(248)	$443

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides details about reclassifications out of accumulated other comprehensive income for the three and nine months ended September 30, 2016 and 2015:

Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Statement of Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income
		Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
		(In millions)
Gains (losses) on cash flow hedges - foreign exchange contracts	Cost of net revenues	$—	$7	$1	$18
	Sales and marketing	—	2	—	4
	Product development	1	9	3	25
	General and administrative	1	1	1	4
	Interest and other, net	25	—	58	—
	Total, from continuing operations before income taxes	27	19	63	51
	Provision for income taxes	—	—	—	—
	Total, from continuing operations net of income taxes	27	19	63	51
	Total, from discontinued operations net of income taxes	—	21	—	133
	Total, net of income taxes	27	40	63	184

Unrealized gains (losses) on investments	Interest and other, net	(3)	3	(36)	1
	Total, before income taxes	(3)	3	(36)	1
	Provision for income taxes	—	—	—	—
	Total, net of income taxes	(3)	3	(36)	1

Total reclassifications for the period	Total, net of income taxes	$24	$43	$27	$185

Note 16 — Restructuring

In January 2015, at a regular meeting of our Board, our Board approved a plan to implement a strategic reduction of our existing global workforce. As a result, we reduced our workforce globally. The reduction was completed in the first half of 2015. The restructuring costs are aggregated in general and administrative expenses in the condensed consolidated statement of income.

No restructuring costs were recognized during the three and nine months ended September 30, 2016. During the three and nine months ended September 30, 2015, restructuring cost of $2 million and $62 million, respectively, were recognized. No liability remained at September 30, 2016 for these restructuring costs.

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions (such as those relating to future business, future results of operations or financial condition, new or planned features or services, or management strategies). You can identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Part II - Item 1A - Risk Factors” of this Quarterly Report on Form 10-Q as well as in our condensed consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or the SEC. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Overview

eBay Inc. is a global commerce leader, including our Marketplace, StubHub and Classifieds platforms. Our Marketplace platforms include our online marketplace located at www.ebay.com, its localized counterparts and the eBay mobile apps. Our StubHub platforms include our online ticket platform located at www.stubhub.com, the StubHub mobile apps and Ticketbis. Our Classifieds platforms include a collection of brands such as Mobile.de, Kijiji, Gumtree, Marktplaats, eBay Classifieds and others.

Highlights

Net revenues increased 6% to $2.2 billion for the three months ended September 30, 2016 compared to the same period in 2015. FX-Neutral net revenue (as defined below) increased 8% for the three months ended September 30, 2016 compared to the same period in 2015. Operating margin decreased to 24% for the three months ended September 30, 2016 compared to 28% in the same period of 2015. Diluted earnings per share from continuing operations decreased to $0.36 for the three months ended September 30, 2016 compared to $0.45 in the same period in 2015. We generated cash flow from continuing operating activities of $802 million for the three months ended September 30, 2016 compared to $704 million in the same period in 2015.

Impact of Foreign Currency Exchange Rates

Our commerce platforms operate globally, resulting in certain revenues that are denominated in foreign currencies, primarily the Euro, British pound, Korean won and Australian dollar, subjecting us to foreign currency risk which may adversely impact our financial results. We calculate the year-over-year impact of foreign currency movements using prior period foreign currency rates applied to current year transactional currency amounts. The foreign exchange neutral (“FX-Neutral”) , or constant currency, net revenue amounts are non-GAAP financial measures and are not in accordance with, or an alternative to, measures prepared in accordance with generally accepted accounting principles (“GAAP”). The information in this section should be read in connection with the information in “Non-GAAP Measure of Financial Performance.”

Because we generated a majority of our net revenues internationally, including the three and nine months ended September 30, 2016 and 2015, we are subject to the risks of doing business in foreign countries as discussed under “Part II - Item 1A - Risk Factors” of this Quarterly Report on Form 10-Q.

The following table sets forth a reconciliation of FX-Neutral GMV and FX-Neutral net revenues (each as defined below) to our reported GMV and net revenues for the periods presented:

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	As Reported	Exchange Rate Effect(1)	FX-Neutral(2)	As Reported	As Reported Percent Change	FX-Neutral Percent Change
	(In millions, except percentage changes)
GMV (3):
Marketplace	$18,973	$(523)	$19,496	$18,674	2%	4%
StubHub	1,142	(2)	1,144	927	23%	23%
Total GMV	$20,115	$(525)	$20,640	$19,601	3%	5%

Net transaction revenues:
Marketplace	$1,484	$(41)	$1,525	$1,459	2%	5%
StubHub	261	(2)	263	200	31%	31%
Total net transaction revenues	1,745	(43)	1,788	1,659	5%	8%
Marketing services and other revenues:
Marketplace	273	(7)	280	266	3%	5%
Classifieds	197	(4)	201	178	11%	14%
StubHub, Corporate and other	2	—	2	(4)	**	**
Total marketing services and other revenues	472	(11)	483	440	7%	10%
Total net revenues	$2,217	$(54)	$2,271	$2,099	6%	8%

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	As Reported	Exchange Rate Effect(1)	FX-Neutral(2)	As Reported	As Reported Percent Change	FX-Neutral Percent Change
	(In millions, except percentage changes)
GMV (3):
Marketplace	$58,344	$(1,524)	$59,868	$57,423	2%	4%
StubHub	3,071	(5)	3,076	2,390	28%	29%
Total GMV	$61,415	$(1,529)	$62,944	$59,813	3%	5%

Net transaction revenues:
Marketplace	$4,505	$(113)	$4,618	$4,519	—%	2%
StubHub	663	(2)	665	493	34%	35%
Total net transaction revenues	5,168	(115)	5,283	5,012	3%	5%
Marketing services and other revenues:
Marketplace	824	(14)	838	752	10%	12%
Classifieds	590	(9)	599	520	13%	15%
StubHub, Corporate and other	2	—	2	(14)	**	**
Total marketing services and other revenues	1,416	(23)	1,439	1,258	13%	15%
Total net revenues	$6,584	$(138)	$6,722	$6,270	5%	7%

(1)	We define exchange rate effect as the year-over-year impact of foreign currency movements using prior period foreign currency rates applied to current year transactional currency amounts.

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

The impact to cost of net revenues due to foreign currency movements relative to the U.S. dollar was immaterial during the three months ended September 30, 2016 compared to the same period in 2015. Cost of net revenues, net of $1 million from hedging activities, was favorably impacted by $12 million due to foreign currency movements relative to the U.S. dollar in the nine months ended September 30, 2016 compared to the same period in 2015.

Operating expenses, net of $2 million from hedging activities, were favorably impacted by $15 million due to foreign currency movements relative to the U.S. dollar in the three months ended September 30, 2016 compared to the same period in 2015. Operating expenses, net of $4 million from hedging activities, were favorably impacted by $43 million due to foreign currency movements relative to the U.S. dollar in the nine months ended September 30, 2016 compared to the same period in 2015.

The effect of foreign currency exchange rate movements during the three and nine months ended September 30, 2016 compared to the same period in 2015 was due to strengthening of the U.S. dollar against other currencies, primarily the British pound and the Korean won.

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

The following table sets forth the breakdown of net revenues by type and geography for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions)
Net Revenues by Type:
Net transaction revenues:
Marketplace	$1,484	$1,459	$4,505	$4,519
StubHub	261	200	663	493
Total net transaction revenues	1,745	1,659	5,168	5,012
Marketing services and other revenues:
Marketplace	273	266	824	752
Classifieds	197	178	590	520
StubHub, Corporate and other	2	(4)	2	(14)
Total marketing services and other revenues	472	440	1,416	1,258
Total net revenues	$2,217	$2,099	$6,584	$6,270

Net Revenues by Geography:
U.S.	$974	$901	$2,828	$2,634
International	1,243	1,198	3,756	3,636
Total net revenues	$2,217	$2,099	$6,584	$6,270

Revenues are attributed to U.S. and international geographies based primarily upon the country in which the seller, platform that displays advertising, other service provider or customer, as the case may be, is located.

The following table sets forth certain key operating metrics that we believe are significant factors affecting our net revenues for the periods presented:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2016	2015	Change	2016	2015	Change
	(In millions, except percentage changes)
Supplemental Operating Data:
GMV:
Marketplace	$18,973	$18,674	2%	$58,344	$57,423	2%
StubHub	1,142	927	23%	3,071	2,390	28%
Total GMV	$20,115	$19,601	3%	$61,415	$59,813	3%

Transaction take rate:
Marketplace (1)	7.82%	7.81%	0.01%	7.72%	7.87%	(0.15)%
StubHub (2)	22.85%	21.57%	1.28%	21.59%	20.63%	0.96%
Total transaction take rate (3)	8.68%	8.46%	0.22%	8.41%	8.38%	0.03%

(1)	We define Marketplace transaction take rate as Marketplace net transaction revenues divided by Marketplace GMV.

(2)	We define StubHub transaction take rate as StubHub net transaction revenues divided by StubHub GMV.

(3)	We define total transaction take rate as total net transaction revenues divided by total GMV.

Seasonality

The following table sets forth our total net revenues and the sequential quarterly changes in these net revenues for the periods presented:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In millions, except percentage changes)
2014
Net revenues	$2,149	$2,168	$2,150	$2,323
Percent change from prior quarter	(6)%	1%	(1)%	8%
2015
Net revenues	$2,061	$2,110	$2,099	$2,322
Percent change from prior quarter	(11)%	2%	(1)%	11%
2016
Net revenues	$2,137	$2,230	$2,217	$—
Percent change from prior quarter	(8)%	4%	(1)%	—%

We expect transaction activity patterns on our platforms to mirror general consumer buying patterns and expect that these trends will continue.

Net Transaction Revenues

Net transaction revenues increased $86 million, or 5%, and GMV increased 3% during the three months ended September 30, 2016 compared to the same period in 2015. Net transaction revenues represented 79% of total net revenues in the three months ended September 30, 2016 and 2015. The increase in net transaction revenues and GMV was primarily driven by FX-Neutral net revenue and FX-Neutral GMV increases, partially offset by a negative impact from foreign currency movements relative to the U.S. dollar. FX-Neutral net transaction revenue and FX-Neutral GMV increased 8% and 5%, respectively, during the three months ended September 30, 2016 compared to the same period in 2015. The FX-Neutral GMV increase of 5% was primarily driven by an increase in FX-Neutral Marketplace GMV, and to a lesser extent, StubHub GMV. The total transaction take rate was higher during the three months ended September 30, 2016 compared to the same period in 2015 due to an increase in our StubHub transaction take rate and a VAT-related settlement.

Marketplace net transaction revenues and Marketplace GMV both increased 2%, during the three months ended September 30, 2016 compared to the same period in 2015. These increases were primarily driven by FX-Neutral Marketplace net transaction revenue and FX-Neutral Marketplace GMV increases of 5% and 4% respectively, during the three months ended September 30, 2016 compared to the same period in 2015. The FX-Neutral Marketplace GMV increase of 4% was primarily driven by an increase in volume in local currencies on our Marketplace platforms internationally and to a lesser extent, the U.S. Marketplace transaction take rate was slightly higher during the three months ended September 30, 2016 compared to the same period in 2015 primarily due to a VAT-related settlement, partially offset by a shift in seller mix.

StubHub net transaction revenues increased $61 million, or 31%, while StubHub GMV increased 23% during the three months ended September 30, 2016 compared to the same period in 2015. The increase in StubHub net transaction revenues was primarily attributable to an increase in StubHub GMV and a higher StubHub transaction take rate. The increase in StubHub GMV was primarily driven by Concerts, Sports and Theater. The increase in StubHub transaction take rate was primarily due to a change in mix of events and sellers on the StubHub platforms. The increase in StubHub net transaction revenue was greater than the increase in StubHub GMV due to the higher StubHub transaction take rate.

Net transaction revenues increased $156 million, or 3%, and GMV increased 3% during the nine months ended September 30, 2016 compared to the same period in 2015. Net transaction revenues represented 78% of total net revenues in the nine months ended September 30, 2016 compared to 80% in the same period in the prior year. The increase in net transaction revenues and GMV was primarily driven by FX-Neutral net revenue and FX-Neutral GMV increases, partially offset by a negative impact from foreign currency movements relative to the U.S. dollar. FX-Neutral net transaction revenue and FX-Neutral GMV both increased 5% during the nine months ended September 30, 2016 compared to the same period in 2015. The FX-Neutral GMV increase of 5% was primarily driven by an increase in FX-Neutral Marketplace GMV, and to a lesser extent, StubHub GMV. The total transaction take rate was higher during the nine months ended September 30, 2016 compared to the same period in 2015 due to an increase in our StubHub transaction take rate and a VAT-related settlement, partially offset by a decrease in our Marketplace transaction take rate.

Marketplace net transaction revenues decreased $14 million, or 0%, while Marketplace GMV increased 2%, during the nine months ended September 30, 2016 compared to the same period in 2015. The decrease in Marketplace net transaction revenues was primarily driven by a negative impact from foreign currency movements relative to the U.S. dollar. FX-Neutral Marketplace net transaction revenue and FX-Neutral Marketplace GMV increased 2% and 4% respectively, during the nine months ended September 30, 2016 compared to the same period in 2015. The FX-Neutral Marketplace GMV increase of 4% was driven primarily by an increase in volume in local currencies on our Marketplace platforms internationally and to a lesser extent, the U.S. The increase in FX-Neutral Marketplace net transaction revenue was less than the increase in FX-Neutral Marketplace GMV due to a lower Marketplace transaction take rate. The Marketplace transaction take rate was lower in the nine months ended September 30, 2016 compared to the same period in 2015 due to a shift in seller mix and an increase in our buyer and seller incentives, partially offset by a VAT-related settlement.

StubHub net transaction revenues increased $170 million, or 34%, while StubHub GMV increased 28% during the nine months ended September 30, 2016 compared to the same period in 2015. The increase in StubHub net transaction revenues was primarily attributable to an increase in StubHub GMV and a higher StubHub transaction take rate. The increase in StubHub GMV was primarily driven by Sports, Concerts and Theater. The increase in StubHub transaction take rate was primarily due to a change in mix of events and sellers on the StubHub platforms. The increase in StubHub net transaction revenue was greater than the increase in StubHub GMV due to the higher StubHub transaction take rate.

Net transaction revenues earned internationally totaled $921 million and $904 million during the three months ended September 30, 2016 and 2015, respectively, representing 53% and 54% of total net transaction revenues in the respective periods. Net transaction revenues earned internationally totaled $2.8 billion and $2.8 billion during the nine months ended September 30, 2016 and 2015, respectively, representing 54% and 56% of total net transaction revenues in the respective periods.

Marketing Services and Other Revenues

Marketing services and other revenues increased $32 million, or 7%, during the three months ended September 30, 2016 compared to the same period in 2015. The increase was primarily driven by an increase in FX-Neutral marketing services and other revenues partially offset by a negative impact from foreign currency movements relative to the U.S. dollar. FX-Neutral marketing services and other revenues increased 10% during the three months ended September 30, 2016 compared to the same period in 2015. The FX-Neutral marketing services and other revenues increase was driven by increased FX-Neutral Classifieds marketing services and other revenues, and to a lesser extent, increased FX-Neutral Marketplace marketing services and other revenues.

Marketplace marketing services and other revenues increased $7 million, or 3%, during the three months ended September 30, 2016 compared to the same period in 2015. The increase was primarily driven by an increase in FX-Neutral Marketplace marketing services and other revenues partially offset by a negative impact from foreign currency movements relative to the U.S. dollar. FX-Neutral Marketplace marketing services and other revenues increased by 5% during the three months ended September 30, 2016 compared to the same period in 2015. The increase in FX-Neutral Marketplace marketing services and other revenues was primarily driven by increased fees earned for referral services. The increase in fees earned for referral services consisted primarily of fees for customers acquired and incentives for the usage of PayPal products on certain Marketplace platforms, which were not included in marketing services and other revenues prior to the distribution of PayPal.

Classifieds marketing services and other revenues increased $19 million, or 11%, during the three months ended September 30, 2016 compared to the same period in 2015. The increase was primarily driven by an increase in FX-Neutral Classifieds marketing services and other revenues. FX-Neutral Classifieds marketing services and other revenues increased by 14% in the three months ended September 30, 2016 compared to the same period of the prior year. The increase in FX-Neutral Classifieds marketing services and other revenues was driven primarily by increased revenue from our Classifieds platforms in our developed markets of Germany, Canada and Australia.

Marketing services and other revenues increased $158 million, or 13%, during the nine months ended September 30, 2016 compared to the same period in 2015. The increase was primarily driven by an increase in FX-Neutral marketing services and other revenues partially offset by a negative impact from foreign currency movements relative to the U.S. dollar. FX-Neutral marketing services and other revenues increased 15% during the nine months ended September 30, 2016 compared to the same period in 2015. The FX-Neutral marketing services and other revenues increase was driven by increased FX-Neutral Marketplace marketing services and other revenues, and to a lesser extent, increased FX-Neutral Classifieds marketing services and other revenues.

Marketplace marketing services and other revenues increased $72 million, or 10%, during the nine months ended September 30, 2016 compared to the same period in 2015. The increase was primarily driven by an increase in FX-Neutral Marketplace marketing services and other revenues partially offset by a negative impact from foreign currency movements relative to the U.S. dollar. FX-Neutral Marketplace marketing services and other revenues increased by 12% during the nine months ended September 30, 2016 compared to the same period in 2015. The increase in FX-Neutral Marketplace marketing services and other revenues was primarily driven by increased fees earned for referral services and increased revenue in local currencies from advertising display on our Marketplace platforms. The increase in fees earned for referral services consisted primarily of fees for customers acquired and incentives for the usage of PayPal products on certain Marketplace platforms, which were not included in marketing services and other revenues prior to the distribution of PayPal.

Classifieds marketing services and other revenues increased $70 million, or 13%, during the nine months ended September 30, 2016 compared to the same period in 2015. The increase was primarily driven by an increase in FX-Neutral Classifieds marketing services and other revenues partially offset by a negative impact from foreign currency movements relative to the U.S. dollar. FX-Neutral Classifieds marketing services and other revenues increased by 15% during the nine months ended September 30, 2016 compared to the same period in 2015. The increase in FX-Neutral Classifieds marketing services and other revenues was primarily driven by increased revenue from our Classifieds platforms in our developed markets of Germany, Australia and Canada.

Summary of Cost of Net Revenues

The following table summarizes changes in cost of net revenues for the periods presented:

	Three Months Ended September 30,		Change from 2015 to 2016		Nine Months Ended September 30,		Change from 2015 to 2016
	2016	2015	in Dollars	in %	2016	2015	in Dollars	in %
	(In millions, except percentages)
Cost of net revenues	$498	$433	$65	15%	$1,468	$1,278	$190	15%
As a percentage of net revenues	22.5%	20.6%			22.3%	20.4%

Cost of net revenues primarily consists of costs associated with customer support, site operations, and payment processing. Significant components of these costs include employee compensation, contractor costs, facilities costs, depreciation of equipment and amortization expense, bank transaction fees, and credit card interchange and assessment fees.

Cost of net revenues increased $65 million, or 15%, during the three months ended September 30, 2016, compared to the same period in 2015. The increase was primarily due to an increase in costs for customer support, logistics and fulfillment driven by GMV growth, an increase in transaction fees for payment services and continued investment in our site operations and data centers. Cost of net revenues as a percentage of net revenues was 22.5% and 20.6% for the three months ended September 30, 2016 and 2015, respectively.

Cost of net revenues increased $190 million, or 15%, during the nine months ended September 30, 2016, compared to the same period in 2015. The increase was primarily due to an increase in transaction fees for payment services and continued investment in our site operations and data centers offset by a favorable impact due to foreign currency movements relative to the U.S. dollar. The increase in transaction fees for payment services primarily consisted of the impact of transaction fees for payment services provided by PayPal which were not included in cost of net revenues prior to the Distribution. Cost of net revenues as a percentage of net revenues was 22.3% and 20.4% for the nine months ended September 30, 2016 and 2015, respectively.

Summary of Operating Expenses and Interest and Other, net

The following table summarizes changes in operating expenses and interest and other, net for the periods presented:

	Three Months Ended September 30,		Change from 2015 to 2016		Nine Months Ended September 30,		Change from 2015 to 2016
	2016	2015	in Dollars	in %	2016	2015	in Dollars	in %
	(In millions, except percentage changes)
Sales and marketing	$600	$565	$35	6%	$1,760	$1,672	$88	5%
Product development	288	241	47	20%	822	694	128	18%
General and administrative	224	207	17	8%	651	862	(211)	(24)%
Provision for transaction losses	56	65	(9)	(14)%	172	199	(27)	(14)%
Amortization of acquired intangible assets	9	10	(1)	(10)%	24	30	(6)	(20)%
Interest and other, net	(9)	87	(96)	**	(40)	221	(261)	**

The following table summarizes operating expenses and interest and other, net as a percentage of net revenues for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Sales and marketing	27%	27%	27%	27%
Product development	13%	11%	12%	11%
General and administrative	10%	10%	10%	14%
Provision for transaction losses	3%	3%	3%	3%
Amortization of acquired intangible assets	—%	—%	—%	—%
Interest and other, net	—%	4%	(1)%	4%

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

Sales and marketing expense increased $35 million, or 6%, during the three months ended September 30, 2016 compared to the same period in 2015, and increased $88 million, or 5%, during the nine months ended September 30, 2016 compared to the same period in 2015. These increases were primarily due to an increase in marketing program costs (both online and offline programs) partially offset by a favorable impact from foreign currency movements relative to the U.S. dollar.

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

Capitalized internal use and website development costs were $52 million and $103 million in the three and nine months ended September 30, 2016 compared to $41 million and $120 million in the three and nine months ended September 30, 2015 and are primarily reflected as a cost of net revenues when amortized in future periods.

Product development expenses increased $47 million, or 20%, during the three months ended September 30, 2016 compared to the same period in 2015 primarily due to higher employee-related costs driven by increased investment in our platforms and increased depreciation on equipment. Product development expenses increased $128 million, or 18%, during the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to higher employee-related costs driven by increased investment in our platforms; favorable hedging relative to the U.S. dollar during the nine months ended September 30, 2015 that did not recur to the same extent in the nine months ended September 30, 2016; and increased depreciation on equipment.

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

General and administrative expenses increased $17 million, or 8%, during the three months ended September 30, 2016 compared to the same period of the prior year. The increase was primarily due to costs related to the Distribution of PayPal in the three months ended September 30, 2015 that did not recur in the three months ended September 30, 2016 and an increase in corporate costs in the three months ended September 30, 2016 due to a reduction in synergies that existed prior to the Distribution.

General and administrative expenses decreased $211 million, or 24%, during the nine months ended September 30, 2016 compared to the same period of the prior year. The decrease was due primarily to costs related to the Distribution of PayPal, restructuring expenses from our global workforce reduction and expenses related to craigslist, Inc. litigation proceedings in the nine months ended September 30, 2015 that did not recur in the nine months ended September 30, 2016. The reduction in these expenses were partially offset by an increase in corporate costs in the nine months ended September 30, 2016 due to a reduction in synergies that existed prior to the Distribution.

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

The decrease in the provision for transaction losses of $9 million, or 14%, during the three months ended September 30, 2016 compared to the same period in 2015 and $27 million, or 14%, during the nine months ended September 30, 2016 compared to the same period in 2015 was primarily due to lower customer protection program costs.

Amortization of Acquired Intangible Assets

From time to time we have purchased, and we expect to continue to purchase, assets and businesses. These purchase transactions generally result in the creation of acquired intangible assets with finite lives and lead to a corresponding increase in our amortization expense in periods subsequent to acquisition. We amortize intangible assets over the period of estimated benefit, using the straight-line method and estimated useful lives ranging from one to five years. Amortization of acquired intangible assets is also impacted by our sales of assets and businesses and timing of acquired intangible assets becoming fully amortized. See “Note 5 - Goodwill and Intangible Assets” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Amortization of acquired intangible assets decreased $1 million and $6 million during the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. These decreases were due to certain intangible assets becoming fully amortized during 2015.

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

Interest and other, net decreased $96 million and $261 million during the three and nine months ended September 30, 2016, respectively, compared to the same period in 2015. These decreases were primarily due to gains on sale of investments in the three and nine months ended September 30, 2015 that did not recur in the three and nine months ended September 30, 2016, partially offset by an increase in interest expense related to the issuance of senior notes during the first quarter of 2016.

Provision for Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In millions, except percentages)
Provision for income taxes	$115	$120	$310	$332
Effective tax rate	22%	18%	19%	19%

Our effective tax rate was 22% for the three months ended September 30, 2016 compared to 18% for the same period in the prior year. The increase in our effective tax rate for the three months ended September 30, 2016 compared to the same period of the prior year was primarily related to the change in mix of pre-tax income between our domestic and international operations, offset by favorable other nonrecurring items.

Our effective tax rate of 19% for the nine months ended September 30, 2016 was the same as for the same period in the prior year. While our effective tax rate did not change for the nine months ended September 30, 2016 compared to the same period of the prior year, there was in increase in the rate primarily related to mix of pre-tax income between our domestic and international operations, offset by favorable nonrecurring items.

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

Reconciliation of FX-neutral net revenues to the most directly comparable GAAP measure can be found in the table under “Impact of Foreign Currency Exchange Rates” included above. These non-GAAP measures are provided to enhance investors’ overall understanding of our current financial performance and our prospects for the future. Specifically, we believe these non-GAAP measures provide useful information to both management and investors by excluding the foreign currency exchange rate impact that may not be indicative of our core operating results and business outlook. In addition, because we have historically reported certain non-GAAP results to investors, we believe that the inclusion of these non-GAAP measures provide consistency in our financial reporting.

In addition to these corresponding GAAP measures, management uses the foregoing non-GAAP measures in reviewing our financial results.

Liquidity and Capital Resources

Cash Flows

	Nine Months Ended September 30,
	2016	2015
	(In millions)
Net cash provided by (used in):
Continuing operating activities	$2,207	$1,751
Continuing investing activities	(2,568)	549
Continuing financing activities	182	(1,733)
Effect of exchange rates on cash and cash equivalents	101	(286)
Net increase in cash and cash equivalents - discontinued operations	(1)	(4,194)
Net increase (decrease) in cash and cash equivalents	$(79)	$(3,913)

Continuing Operating Activities

The net cash provided by continuing operating activities of $2.2 billion in the nine months ended September 30, 2016 was due primarily to net income of $1.3 billion with adjustments of $506 million in depreciation and amortization, $172 million in provision for transaction losses, and $306 million in stock-based compensation and a decrease of $139 million in changes in assets and liabilities, and other, net of acquisition effects.

The net cash provided by continuing operating activities of $1.8 billion in the nine months ended September 30, 2015 was due primarily to net income of $1.2 billion with adjustments for loss from discontinued operations of $176 million, $516 million in depreciation and amortization, $301 million in stock-based compensation and $199 million in provision for transaction losses, and a decrease of $212 million gain on sale of investments and $477 million in changes in assets and liabilities, and other, net of acquisition effects.

Continuing Investing Activities

The net cash used in continuing investing activities of $2.6 billion in the nine months ended September 30, 2016 was due primarily to cash paid for purchases of investments of $7.8 billion, purchases of property and equipment of $490 million and net cash paid for business acquisitions of $201 million, partially offset by proceeds of $5.9 billion from the maturities and sale of investments.

The net cash provided by continuing investing activities of $549 million in the nine months ended September 30, 2015 was due primarily to proceeds of $5.6 billion from the maturities and sale of investments partially offset by cash paid for purchases of investments of $4.5 billion, purchases of property and equipment of $539 million and net cash paid for business acquisitions of $24 million.

Continuing Financing Activities

The net cash provided by continuing financing activities of $182 million in the nine months ended September 30, 2016 was due primarily to cash inflows of $2.2 billion from the issuance of senior notes partially offset by cash outflows of $2.0 billion to repurchase common stock.

The net cash used in continuing financing activities of $1.7 billion in the nine months ended September 30, 2015 was due primarily to cash outflows of $1.5 billion to repurchase common stock and cash paid for tax withholdings in the amount of $226 million related to net share settlements of restricted stock units and awards. These cash outflows were partially offset by $173 million from the issuance of common stock in connection with the exercise of stock options and the effect of $72 million of excess tax benefits from stock-based compensation.

The positive effect of exchange rate movements on cash and cash equivalents during the nine months ended September 30, 2016 was due to the weakening of the U.S. dollar against other currencies, primarily the Euro.

Stock Repurchases

In January 2015, our Board authorized a stock repurchase program that provided for the repurchase of up to $2 billion of our common stock. In June 2015, our Board authorized an additional $1 billion stock repurchase program and in July 2016, our board of directors authorized an additional $2.5 billion stock repurchase program. These stock repurchase programs have no expiration from the date of authorization. Our stock repurchase programs are intended to programmatically offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, to make opportunistic repurchases of our common stock to reduce outstanding share count. Any share repurchases under our stock repurchase programs may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives.

During the nine months ended September 30, 2016, we repurchased approximately $2.0 billion of our common stock under our stock repurchase programs. As of September 30, 2016, a total of approximately $2.3 billion remained available for future repurchases of our common stock under our July 2016 repurchase program.

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

Shelf Registration Statement and Long-Term Debt

At September 30, 2016, we had an effective shelf registration statement on file with the Securities and Exchange Commission that allows us to issue various types of debt securities, as well as common stock, preferred stock, warrants, depositary shares representing fractional interest in shares of preferred stock, purchase contracts and units from time to time in one or more offerings. Each issuance under the shelf registration statement will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. The registration statement does not limit the amount of securities that may be issued thereunder. Our ability to issue securities is subject to market conditions and other factors including, in the case of our debt securities, our credit ratings and compliance with the covenants in our credit agreement.

In the first quarter of 2016, we issued senior unsecured notes, or senior notes, in an aggregate principal amount of $2.25 billion. This consists of $750 million aggregate principal amount of 2.500% fixed rate notes due 2018, $750 million aggregate principal amount of 3.800% fixed rate notes due 2022 and $750 million aggregate principal amount of 6.000% fixed rate notes due 2056.

We previously issued senior notes in underwritten public offerings under prior registration statements. The senior notes that remained outstanding as of September 30, 2016 consisted of $450 million aggregate principal amount of floating rate notes due 2017, $1.0 billion aggregate principal amount of 1.35% fixed rate notes due 2017, $400 million aggregate principal amount of floating rate notes due 2019, $1.15 billion aggregate principal amount of 2.2% fixed rate notes due 2019, $500 million aggregate principal amount of 3.250% fixed rate notes due 2020, $750 million aggregate principal amount of 2.875% fixed rate notes due 2021, $1.0 billion aggregate principal amount of 2.60% fixed rate notes due 2022, $750 million aggregate principal amount of 3.45% fixed rate notes due 2024 and $750 million aggregate principal amount of 4.00% fixed rate notes due 2042.

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

Commercial Paper

We have an up to $1.5 billion commercial paper program pursuant to which we may issue commercial paper notes with maturities of up to 397 days from the date of issue in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time. As of September 30, 2016, there were no commercial paper notes outstanding.

Credit Agreement

As of September 30, 2016, no borrowings or letters of credit were outstanding under our $2 billion credit agreement. As described above, we have an up to $1.5 billion commercial paper program and maintain $1.5 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due. As a result, at September 30, 2016, $500 million of borrowing capacity was available for other purposes permitted by the credit agreement. The credit agreement contains customary representations, warranties, affirmative and negative covenants, including financial covenants, events of default and indemnification provisions in favor of the banks. The negative covenants include restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case, subject to certain exceptions. The financial covenants require us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio.

We were in compliance with all covenants in our outstanding debt instruments for the nine months ended September 30, 2016.

Credit Ratings
As of September 30, 2016, we were rated investment grade by Standard and Poor’s Financial Services, LLC (long-term rated BBB+, short-term rated A-2, with a stable outlook), Moody’s Investor Service (long-term rated Baa1, short-term rated P-2, with a stable outlook), and Fitch Ratings, Inc. (long-term rated BBB, short-term rated F-2, with a stable outlook). We disclose these ratings to enhance the understanding of our sources of liquidity and the effects of our ratings on our costs of funds. Our borrowing costs depend, in part, on our credit ratings and any further actions taken by these credit rating agencies to lower our credit ratings, as described above, will likely increase our borrowing costs.

Liquidity and Capital Resource Requirements

As of September 30, 2016 and December 31, 2015, we had assets classified as cash and cash equivalents, as well as short-term and long-term non-equity investments, in an aggregate amount of $10.4 billion and $8.5 billion, respectively. As of September 30, 2016, this amount included assets held in certain of our foreign operations totaling approximately $7.6 billion. Of the $7.6 billion held by our non-U.S. subsidiaries, approximately $4.9 billion was available for use in the U.S. without incurring additional U.S. income taxes in excess of the amounts already accrued in our condensed consolidated financial statements as of September 30, 2016. As of September 30, 2016, we had not

repatriated any of these funds to the U.S. and, as a result, we have not yet paid U.S. tax on any portion of these funds. However, to the extent we repatriate these funds to the U.S., we will be required to pay U.S. income and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs. The remaining amount of non-U.S. cash and cash equivalents, as well as short-term and long-term non-equity investments, have been indefinitely reinvested and, therefore, no U.S. current or deferred taxes have been accrued as this amount is necessary to support our planned ongoing investments in our foreign operations. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the U.S., and we do not expect that we will need to repatriate the funds we have designated as indefinitely reinvested outside the U.S. Under current tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the U.S., such amounts would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.

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

Subsequent to September 30, 2016, we sold most of our investment in MercadoLibre, Inc. for $1.2 billion.

Off-Balance Sheet Arrangements

As of September 30, 2016, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

We have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under the arrangement. As of September 30, 2016, we had a total of $1.2 billion in cash withdrawals offsetting our $1.2 billion in Aggregate Cash Deposits held within the financial institution under the cash pooling arrangement.

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

As of September 30, 2016, approximately 15% of our total cash and investment portfolio was held in cash and cash equivalents. As such, changes in interest rates will impact interest income. As discussed below, fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates.

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

As of September 30, 2016, we held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate investment securities may be adversely impacted due to a rise in interest rates. In general, fixed-rate securities with longer maturities are subject to greater interest-rate risk than those with shorter maturities. While floating-rate securities generally are subject to less interest rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease and may also suffer a decline in market value if interest rates increase. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. As of September 30, 2016, the balance of our government bond and corporate debt securities portfolio was $8.6 billion, which represented approximately 72% of our total cash and investment portfolio. A 100 basis point increase or decrease in interest rates would not have a material impact on our financial assets or liabilities as of September 30, 2016.

Investment Risk

The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of asset types, including bank deposits, government bonds and corporate debt securities.

As of September 30, 2016, our cost and equity method investments totaled $110 million, which represented approximately 1% of our total cash and investment portfolio, and were primarily related to equity method investments in privately held companies. We review our investments for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value is other-than-temporary. Our analysis includes a review of recent operating results and trends, recent sales/acquisitions of the securities in which we have invested and other publicly available data.

Equity Price Risk

We are exposed to equity price risk on marketable equity instruments due to market volatility. As of September 30, 2016, the total fair value of our marketable equity instruments (primarily related to our equity holdings in MercadoLibre) was $1.5 billion, which represented approximately 13% of our total cash and investment portfolio.

Subsequent to September 30, 2016, we sold most of our investment in MercadoLibre, Inc. for $1.2 billion.

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

We have a foreign exchange exposure management program designed to identify material foreign currency exposures, manage these exposures and reduce the potential effects of currency fluctuations on our reported consolidated cash flows and results of operations through the purchase of foreign currency exchange contracts. The effectiveness of the program and the resulting usage of foreign exchange derivative contracts is at times limited by our ability to achieve cash flow hedge accounting. Subsequent to the distribution of PayPal, fewer of our currency flows meet the U.S. GAAP criteria for cash flow hedge accounting. While, economically, we face the same currency risks, our statement of income is more subject to volatility due to currency fluctuations. These foreign currency exchange contracts are accounted for as derivative instruments; for additional details related to our derivative instruments, please see “Note 9 – Derivative Instruments” to our condensed consolidated financial statements included in this report.

We use foreign exchange derivative contracts and invest non-U.S. cash in U.S. denominated investments to ultimately protect our forecasted U.S. dollar-equivalent earnings from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but do not entirely eliminate, the impact of adverse currency exchange rate movements. Most of these contracts are designated as cash flow hedges for accounting purposes. For qualifying cash flow hedges, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (“AOCI”) and subsequently reclassified into earnings in the same period the forecasted transaction affects earnings. The ineffective portion of the unrealized gains and losses on these contracts, if any, is recorded immediately in earnings. For contracts not designated as cash flow hedges for accounting purposes, the derivative’s gain or loss is recognized immediately in earnings in our condensed consolidated statement of income. However, only certain revenue and costs are eligible for cash flow hedge accounting.

Certain of our foreign subsidiaries held U.S. denominated marketable securities at September 30, 2016. The U.S. dollar/Euro is the primary foreign exchange exposure for these nonfunctional currency denominated marketable securities. These marketable securities are classified as available-for-sale and as such, fluctuations in the foreign exchange are recorded in accumulated other comprehensive income within the condensed consolidated balance sheet. These fluctuations are subsequently reclassified from accumulated other comprehensive income to interest and other, net in the period in which the marketable securities are sold. The realized foreign exchange gains and losses on these securities offset a portion of the foreign exchange fluctuations in earnings for the company.

The following table illustrates the fair values of outstanding foreign exchange contracts designated as cash flow hedges and nonfunctional currency denominated marketable securities and the before-tax effect on fair values of a hypothetical adverse change in the foreign exchange rates that existed at September 30, 2016. The sensitivities for foreign currency contracts and nonfunctional currency denominated marketable securities are based on a 20% adverse change in foreign exchange rates, against relevant functional currencies.

	Fair Value Asset/(Liability)	Fair Value Sensitivity (1)
	(In millions)
Foreign exchange contracts - Cash flow hedges	$73	$(61)
Marketable Securities	$1,205	$(241)

(1)
A hypothetical adverse change of 20% in the foreign exchange rates at September 30, 2016, would have resulted in a before-tax loss of $61 million and $241 million to be recorded in AOCI related to foreign exchange contracts designated as cash flow hedges and nonfunctional currency denominated marketable securities.

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

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $12 million at September 30, 2016 taking into consideration the offsetting effect of foreign exchange forwards in place as of September 30, 2016.

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

The information set forth under “Note 11 — Commitments and Contingencies — Litigation and Other Legal Matters” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

Consumers who might use our sites to buy goods have a wide variety of alternatives, including traditional department, warehouse, boutique, discount and general merchandise stores (as well as the online and mobile operations of these traditional retailers), online retailers and their related mobile offerings, online and offline classified services and other shopping channels, such as offline and online home shopping networks. In the United States, these include Amazon.com, Facebook, Google, Wal-Mart, Target, Sears, Macy’s, JC Penney, Costco, Office Depot, Staples, OfficeMax, Sam’s Club, Rakuten, Yahoo! Shopping, MSN, QVC and Home Shopping Network, among others. In addition, consumers have a large number of online and offline channels focused on one or more of the categories of products offered on our site.

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

Our operations and performance depend significantly on global and regional economic conditions. Adverse economic conditions and events (including volatility or distress in the equity and/or debt or credit markets) have in the past negatively impacted regional and global financial markets and will likely continue to do so from time to time in the future. These events and conditions, including uncertainties and instability in economic and market conditions caused by the United Kingdom’s vote to exit the European Union, could have a negative and adverse impact on companies and customers with which we do business or cause us to write down our assets or investments. In addition, financial turmoil affecting the banking system or financial markets could cause additional consolidation of the financial services industry, or significant financial service institution failures, new or incremental tightening in the credit markets, low liquidity, and extreme volatility in fixed income, credit, currency, and equity markets. Adverse impacts to the companies and customers with which we do business, the banking system, or financial markets could have a material adverse effect on our business, including a reduction in the volume and prices of transactions on our commerce platforms.

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

At any given time, we may be engaged in discussions or negotiations with respect to one or more of these types of transactions and any of these transactions could be material to our financial condition and results of operations. In addition, it may take us longer than expected to fully realize the anticipated benefits of these transactions, and those benefits may ultimately be smaller than anticipated or may not be realized at all, which could adversely affect our business and operating results. Any acquisitions or dispositions may also require us to issue additional equity securities, spend our cash, or incur debt (and increased interest expense), liabilities, and amortization expenses related to intangible assets or write-offs of goodwill, which could adversely affect our results of operations and dilute the economic and voting rights of our stockholders.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchase activity during the three months ended September 30, 2016 was as follows:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet be Purchased Under the Programs (1)
July 31, 2016	3,035,278	$23.73	3,035,278
August 31, 2016	4,996,700	$31.21	4,996,700
September 30, 2016	8,473,100	$32.11	8,473,100	$2,336,235,496
	16,505,078		16,505,078

(1)
In January 2015, our Board authorized a stock repurchase program that provided for the repurchase of up to an additional $2 billion of our common stock. In June 2015, our Board authorized an additional $1 billion stock repurchase program and in July 2016, our board of directors authorized an additional $2.5 billion stock repurchase program. These stock repurchase programs have no expiration from the date of authorization.

Our stock repurchase programs are intended to programmatically offset the impact of dilution from our equity compensation programs and, in addition, subject to market conditions and other factors, to make opportunistic repurchases of our common stock to reduce outstanding share count. Any share repurchases under our stock repurchase programs may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives.
During the three months ended September 30, 2016, we repurchased approximately $500 million of our common stock under our stock repurchase programs. As of September 30, 2016, a total of approximately $2,336 million remained available for future repurchases of our common stock under our July 2016 repurchase program.
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

(2)	Excludes broker commissions.

Item 3:	Defaults Upon Senior Securities

Not applicable.

Item 4:	Mine Safety Disclosures

Not applicable.

Item 5:	Other Information

Not applicable.

Item 6:	Exhibits

The information required by this Item is set forth in the Index of Exhibits that follows the signature page of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eBay Inc.
Principal Executive Officer:

		By:	/s/ Devin N. Wenig
Devin N. Wenig
President and Chief Executive Officer
Date:	October 20, 2016
Principal Financial Officer:

		By:	/s/ Scott F. Schenkel
Scott F. Schenkel
Senior Vice President, Chief Financial Officer
Date:	October 20, 2016
Principal Accounting Officer:

		By:	/s/ Brian J. Doerger
Brian J. Doerger
Vice President, Chief Accounting Officer
Date:	October 20, 2016

INDEX TO EXHIBITS

Exhibit Number	Description
12.01	Statement regarding computation of ratio of earnings to fixed charges.
31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document