Form 10-K
period 2016-12-31
EBAY INC
filed 2017-02-06
CIK 1065088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016.
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from             to             .
Commission file number 000-24821

eBay Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0430924
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2025 Hamilton Avenue San Jose, California	95125
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(408) 376-7400

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Name of exchange on which registered
Common stock	The Nasdaq Global Select Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  [ ]  No  [x]

As of June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $24,544,842,965 based on the closing sale price as reported on The Nasdaq Global Select Market.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 30, 2017
Common Stock, $0.001 par value per share	1,087,042,601
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the definitive proxy statement for the registrant’s Annual Meeting of Stockholders expected to be held on May 18, 2017.

eBay Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2016

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

ITEM 1: BUSINESS

Overview

eBay Inc. was formed as a sole proprietorship in September 1995 and was incorporated in California in May 1996. In April 1998, we reincorporated in Delaware, and in September 1998, we completed the initial public offering of our common stock. Our principal executive offices are located at 2025 Hamilton Avenue, San Jose, California 95125, and our telephone number is (408) 376-7400. Unless otherwise expressly stated or the context otherwise requires, when we refer to “we,” “our,” “us” or “eBay” in this Annual Report on Form 10-K, we mean the current Delaware corporation (eBay Inc.) and its California predecessor, as well as all of its consolidated subsidiaries. When we refer to “eBay Inc.” we mean our Marketplace, StubHub and Classifieds platforms.

eBay Inc. is a global commerce leader, which includes our Marketplace, StubHub and Classifieds platforms. Collectively, we connect millions of buyers and sellers around the world. The technologies and services that power our platforms are designed to enable sellers worldwide to organize and offer their inventory for sale, and buyers to find and purchase it, virtually anytime and anywhere. Our Marketplace platforms include our online marketplace located at www.ebay.com, its localized counterparts and the eBay mobile apps. We believe that these are among the world’s largest and most vibrant marketplaces for discovering great value and unique selection. Our StubHub platforms include our online ticket platform located at www.stubhub.com, its localized counterparts, the StubHub mobile apps and Ticketbis. These platforms connect fans with their favorite sporting events, shows and artists and enable them to buy and sell tens of thousands of tickets whenever they want. Our Classifieds platforms include a collection of brands such as mobile.de, Kijiji, Gumtree, Marktplaats, eBay Kleinanzeigen and others. Offering online classifieds in more than 1,500 cities around the world, these platforms help people find whatever they are looking for in their local communities.

Our platforms are accessible through a traditional online experience (e.g., desktop and laptop computers), from mobile devices (e.g., smartphones and tablets) and by API (platform access for third party software developers). Our multi-screen approach offers downloadable, easy-to-use applications for iOS and Android mobile devices that allow access to ebay.com and some of our other websites and vertical shopping experiences. In addition, our platform is increasingly based on open source technologies that provide industry-standard ways for software developers and merchants to access our application programming interfaces, or APIs, to develop software and solutions for commerce.

Offerings

Delivering the best choice, the most relevance and the most powerful selling platform

Our objective is to drive the best choice, the most relevance and the most powerful selling platform for our buyers and sellers. We continue to focus on customizing our buying and selling experiences to make it easier for users to list, find and buy items by offering formats dedicated to specific products or categories. On our Marketplace platforms, we have built specialized experiences such as eBay Deals, which offers a variety of products in multiple categories at discounted prices with free shipping. Other experiences include Fashion, Motors and Electronics.

One of the changes we are making to our Marketplace platform is the shift to better understand, organize and leverage the inventory on eBay. This initiative, which we call structured data, will allow us to expand new experiences to more traffic and drive data quality.

As one of the world’s largest ticket marketplaces, StubHub connects people through inspiring live experiences. Event-goers can find more than 10 million live sports, music, theater and other events in more than 40 countries on our StubHub platforms, and can browse, buy and sell anytime, anywhere through desktop and mobile devices.

As a world leader in online classifieds, eBay’s Classifieds platforms are designed to help people list their products and services generally for free, find whatever they are looking for in their local communities and trade at a local level. eBay Classifieds Group’s 11 global brands offer both horizontal and vertical experiences, such as motors, real estate and jobs.

Business model and pricing

Our business model and pricing are designed so that our business is successful primarily when our sellers are successful. We partner, but do not compete with, our sellers to enable their success on eBay’s platforms. Our eBay Top Rated Seller program rewards qualifying sellers with fee discounts and improved search standing for qualifying listings if they are able to maintain excellent customer service ratings and meet specified criteria for shipping and returns. We believe that sellers who fulfill these standards help promote our goal of maintaining an online marketplace that is safe and hassle-free.

eBay Money Back Guarantee covers most items purchased on our websites in a number of countries, including the U.S., the U.K., Germany and Australia, through a qualifying payment method and protects most buyers with respect to items that are not received or are received but not as described in the listing. Some purchases, including some vehicles, are not covered. eBay Money Back Guarantee provides coverage for the purchase price of the item, plus original shipping costs, for a limited period of time from the original date of transaction, and includes a streamlined interface to help buyers and sellers navigate the process.

The size and scale of our platforms are designed to enable our buyers and sellers to leverage economies of scale and capital investment, for example in sales and marketing, mobile, customer acquisition and customer service.

Providing value to buyers and sellers

We believe that our sellers offer some of the best value and deals available for a number of consumer products. In the U.S., the U.K. and Germany, the majority of transactions included free shipping during 2016. We have developed a number of features on our Marketplace platforms in the areas of trust and safety (including our Seller Performance Standards, eBay Top Rated Seller program, eBay Money Back Guarantee, Verified Rights Owner Program and Feedback Forum), customer support and value-added tools and services, as well as loyalty programs (for both buyers and sellers). These features are designed to build trust and make users more comfortable buying and selling with unknown partners and completing transactions online or through mobile devices, as well as rewarding our top sellers for their loyalty.

For sellers in particular, in 2016 we implemented a number of changes to our seller policies to primarily help small- and medium-sized sellers be more successful on our platforms and better reward sellers who provide exceptional service to eBay buyers. These changes included providing more objective standards; giving sellers the ability to customize how they manage returns based on their specific business needs; and launching the Seller Hub, which puts a seller’s listing and marketing tools in one central place.

Offering buyers and sellers choice

We offer choice to buyers and sellers across a number of dimensions.

For sellers, this includes:

•
Sellers can choose to list their products and services through fixed price listings or an auction-style format on our platforms. The fixed price format on eBay allows buyers and sellers to close transactions at a pre-determined price set by the seller. Sellers also are able to signal that they would be willing to close the transaction at a lower price through the Best Offer feature. Additionally, our auction-style format allows a seller to select a minimum price for opening bids.

•	Sellers can list items that are new, refurbished and used, and common and rare on our Marketplace platforms.

For buyers, this includes:

•	Buyers can search for and purchase items that are new, refurbished and used, and common and rare on our Marketplace platforms.

•
Buyers also can have items shipped to them through shipping options offered by the seller and selected by the buyer on our Marketplace platforms. For certain items purchased from certain retailers, buyers can pick up items they purchased online or through mobile devices in one of the retailer’s physical stores (which we refer to as in-store pickup).

Our Impact and Responsibility

eBay was founded on the simple belief that people are basically good. Our technology has levelled the playing field by enabling people to connect and trade around the world, regardless of their circumstances or location. We believe that commerce should be not just transactional but rather transformational. Through our platforms, we are creating a better, more sustainable form of commerce that empowers people and creates opportunity. And we are committed to reducing the environmental impact of our platform by increasing efficiency, expanding our use of cleaner energy and using our global marketplace to extend the life of goods in a more circular economy.

Financial Information

We measure our footprint in our addressable market according to Gross Merchandise Volume (“GMV”). GMV consists of the total value of all successfully closed transactions between users on our Marketplace and StubHub platforms during the applicable period, regardless of whether the buyer and seller actually consummated the transaction.

At the end of 2016, our Marketplace and StubHub platforms had more than 167 million active buyers and over one billion live listings globally. The term “active buyer” means, as of any date, all buyers who successfully closed a transaction on our Marketplace and StubHub platforms within the previous 12-month period. Buyers may register more than once and, as a result, may have more than one account.

We generate revenue from the transactions we successfully enable and through marketing services, including classifieds and advertising. The majority of our revenue comes from a take rate on the GMV of transactions closed on our Marketplace and StubHub platforms. We define “take rate” as net transaction revenues divided by GMV. In 2016, we generated $84 billion in GMV, of which approximately 59% was generated outside the U.S.

For additional financial information as well as the geographic areas where we conduct business, please see “Note 6 - Segments” to the consolidated financial statements included in this report. Additionally, please see the information in “Item 1A: Risk Factors” under the caption “Our international operations are subject to increased risks, which may harm our business,” which describes risks associated with eBay Inc.’s foreign operations.

Notable Business Transactions in 2016

eBay makes acquisitions to help enable commerce on our platforms for buyers and sellers.  In 2016, eBay completed six acquisitions — Cargigi Inc., Expertmaker, SalesPredict, Ticketbis, Ticket Utils and Corrigon Ltd. — for an aggregate purchase consideration of approximately $212 million, consisting of cash.  We believe these acquisitions will help us build a better user experience, improve discoverability and grow our international presence. See “Note 3 - Business Combinations and Divestitures” to the consolidated financial statements included in this report for additional information.

We also regularly review and manage our investments to ensure that our investments support eBay’s strategic direction and complement our disciplined approach to value creation, profitability and capital allocation.  During the fourth quarter of 2016, we sold our equity holdings of MercadoLibre, Inc. for a pre-tax gain of $1.3 billion.

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

To compete effectively, we will need to continue to expend significant resources in technology and marketing. These efforts require substantial expenditures, which could reduce our margins and have a material adverse effect on our business, financial position, operating results and cash flows and reduce the market price of our common stock and outstanding debt. Despite our efforts to preserve and expand the size, diversity and transaction activity of our buyers and sellers and to enhance the user experience, we may not be able to effectively manage our operating expenses, to increase or maintain our revenue or to avoid a decline in our consolidated net income or a net loss.

Government Regulation

Government regulation impacts key aspects of our business. In particular, we are subject to laws and regulations that affect the ecommerce industry in many countries where we operate. For more information regarding these risks, see the information in “Item 1A: Risk Factors” under the caption “Our business is subject to extensive government regulation and oversight.”

Seasonality

We expect transaction activity patterns on our platforms to mirror general consumer buying patterns. Please see the additional information in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Seasonality.”

Technology

eBay Inc.’s platforms utilize a combination of proprietary technologies and services as well as technologies and services provided by others. We have developed intuitive user interfaces, buyer and seller tools and transaction processing, database and network applications that help enable our users to reliably and securely complete transactions on our sites. Our technology infrastructure simplifies the storage and processing of large amounts of data, eases the deployment and operation of large-scale global products and services and automates much of the administration of large-scale clusters of computers. Our infrastructure has been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences. We strive to continually improve our technology to enhance the buyer and seller experience and to increase efficiency, scalability and security. Additionally, we recently embarked on a multi-year evolution of our shopping platform that aims to deliver relevant, persistent and personalized experiences for consumers. For information regarding technology-related risks, see the information in “Item 1A: Risk

Factors” under the caption “Systems failures or cyberattacks and resulting interruptions in the availability of or degradation in the performance of our websites, applications, products or services could harm our business.”

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

From time to time, third parties have claimed - and others will likely claim in the future - that we have infringed their intellectual property rights. We are typically involved in a number of such legal proceedings at any time. Please see the information in “Item 3: Legal Proceedings” and in “Item 1A: Risk Factors” under the captions “We are subject to patent litigation,” “The listing or sale by our users of items that allegedly infringe the intellectual property rights of rights owners, including pirated or counterfeit items, may harm its business,” and “We may be unable to adequately protect or enforce our intellectual property rights, or third parties may allege that we are infringing their intellectual property rights.”

Employees

As of December 31, 2016, we employed approximately 12,600 people globally. Approximately 6,600 of our employees were located in the U.S.

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

We have identified a material weakness in our internal control over financial reporting which, if not remediated, could adversely affect our reputation, business or stock price.
In reviewing the accounting for certain transactions we completed in December 2016, as part of the realignment of our legal structure, as described below under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Provision for Income Taxes,” our management identified a deficiency in the effectiveness of a control intended to properly document and review relevant facts and apply the appropriate tax accounting under standards generally accepted in the United States of America, which impacted the Deferred tax asset and Income tax benefit accounts and related disclosures. As described under “Item 9A - Controls and Procedures,” our management has concluded that the deficiency constitutes a material weakness in our internal control over financial reporting and, as a result, internal control over financial reporting was not effective as of December 31, 2016.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Although we have developed and are implementing a plan to remediate this material weakness and believe, based on our evaluation to date, that this material weakness will be remediated during 2017, we cannot assure you that this will occur within the contemplated timeframe. Moreover, we cannot assure you that we will not identify additional material weaknesses in our internal control over financial reporting in the future. If we are unable to remediate the material weakness, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the Securities and Exchange Commission, could be adversely affected. The occurrence of or failure to remediate the material weakness may adversely affect our reputation and business and the market price of our common stock and any other securities we may issue.

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

A taxing authority may seek to impose a tax collection, reporting or record-keeping obligation on companies that engage in or facilitate ecommerce. For example, the U.S. Internal Revenue Service (“IRS”) now requires that certain payments to sellers be reported to the sellers and the IRS on an annual basis. Any failure by us to meet these requirements could result in substantial monetary penalties and other sanctions and could harm our business. Taxing authorities may also seek to impose tax collection or reporting obligations based on the location of the product or service being sold or provided in an ecommerce transaction, regardless of where the respective users are located. Some jurisdictions could assert that we are responsible for tax on the underlying goods or services sold on our sites. Imposition of a record keeping or tax collecting requirement could decrease seller activity on our sites and would harm our business. Tax authorities may also require us to help ensure compliance by our users by promulgating legislation regulating professional sellers, including tax reporting and collection requirements. In addition, we have periodically received requests from tax authorities in many jurisdictions for information regarding the transactions of large classes of sellers on our sites, and in some cases we have been legally obligated to provide this data. The imposition of any requirements on us to disclose transaction records for all or a class of sellers to tax or other regulatory authorities or to file tax forms on behalf of any sellers, especially requirements that are imposed on us but not on alternative means of ecommerce, and any use of those records to investigate, collect taxes from or prosecute sellers, could decrease seller activity on our sites and harm our business.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2: PROPERTIES

We own and lease various properties in the U.S. and 34 other countries around the world. We use the properties for executive and administrative offices, data centers, product development offices, fulfillment centers and customer service offices. Our headquarters are located in San Jose, California and occupy approximately 0.5 million square feet. Our owned data centers are primarily located in Utah. As of December 31, 2016, our owned and leased properties provided us with aggregate square footage as follows (in millions):

	United States	Other Countries	Total
Owned facilities	1.1	—	1.1
Leased facilities	0.8	2.0	2.8
Total facilities	1.9	2.0	3.9

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

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable were not material for the year ended December 31, 2016. Except as otherwise noted for the proceedings described in this Item 3, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to significant uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material.
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

In addition, we have entered into indemnification agreements with each of our directors, executive officers and certain other officers. These agreements require us to indemnify such individuals, to the fullest extent permitted by Delaware law, for certain liabilities to which they may become subject as a result of their affiliation with us.

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

	High	Low
Year Ended December 31, 2016
First Quarter	$26.65	$22.01
Second Quarter	25.43	22.72
Third Quarter	32.90	23.76
Fourth Quarter	32.56	27.39

	High	Low
Year Ended December 31, 2015
First Quarter (1)	$60.81	$53.00
Second Quarter (1)	63.23	55.79
Third Quarter to July 17, 2015 (1)	66.29	60.43
Third Quarter from July 20, 2015	28.75	24.08
Fourth Quarter	29.59	24.00

(1)
The prices on and before July 17, 2015 include the value of PayPal Holdings, Inc. (“PayPal”), which was distributed on that date. Subsequent to the Distribution of PayPal on July 17, 2015, the Nasdaq Global Select Market restated the historical prices of our common stock for all periods prior to the Distribution to exclude the value of PayPal.

As of January 30, 2017, there were approximately 3,919 holders of record of our common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock.

Dividend Policy

We have never paid cash dividends on our stock and do not anticipate paying cash dividends in the foreseeable future.

Performance Measurement Comparison

The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on December 31, 2011 (the last trading day for the year ended December 31, 2011) in (i) our common stock, (ii) the Nasdaq Composite Index, (iii) the S&P 500 Index and (iv) the S&P Information Technology Index. The S&P Information Technology Index replaces the S&P North American Technology Internet Index, which is no longer tracked by S&P. For the purpose of this graph, the distribution of 100% of the outstanding common stock of PayPal Holdings, Inc. (“PayPal”) to our stockholders, pursuant to which PayPal became an independent company, is treated as a non-taxable cash dividend of $41.46, an amount equal to the opening price of PayPal common stock on July 20, 2015 which was deemed reinvested in eBay common stock at the opening price on July 20, 2015.

Our stock price performance shown in the graph below is not indicative of future stock price performance. The graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any past or future filing with the SEC, except to the extent that such filing specifically states that such graph and related information are incorporated by reference into such filing.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Stock repurchase activity during the three months ended December 31, 2016 was as follows:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet be Purchased Under the Programs (1)
October 31, 2016	4,814,400	$28.93	4,814,400
November 30, 2016	15,298,049	$28.48	15,298,049
December 31, 2016	14,454,674	$29.40	14,454,674	$1,336,231,167
	34,567,123		34,567,123

(1)
In January 2015, our Board of Directors (the “Board”) authorized a stock repurchase program that provided for the repurchase of up to $2 billion of our common stock. In June 2015, our Board authorized an additional $1 billion stock repurchase program and in July 2016, our Board authorized an additional $2.5 billion stock repurchase program. These stock repurchase programs have no expiration from the date of authorization.

Our stock repurchase programs are intended to programmatically offset the impact of dilution from our equity compensation programs and subject to market conditions and other factors, to make opportunistic repurchases of our common stock to reduce outstanding share count. Any share repurchases under our stock repurchase programs may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives.
During the three months ended December 31, 2016, we repurchased approximately $1.0 billion of our common stock under our stock repurchase programs. As of December 31, 2016, a total of approximately $1.3 billion remained available for future repurchases of our common stock under our July 2016 repurchase program.
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

ITEM 6: SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The consolidated statement of income for the years ended December 31, 2016, 2015, 2014 and 2013 are derived from our audited consolidated financial statements. The consolidated balance sheet data as of December 31, 2013 and 2012, and consolidated statement of income for the year ended December 31, 2012 are derived from our unaudited consolidated financial statements.

	Year Ended December 31,
	2016 (5)	2015	2014 (2)	2013	2012
	(In millions, except per share amounts)
Consolidated Statement of Income Data: (1)
Net revenues	$8,979	$8,592	$8,790	$8,257	$7,371
Gross profit	6,972	6,821	7,127	6,765	6,126
Income from operations	2,325	2,197	2,476	2,454	2,165
Income from continuing operations before income taxes	3,651	2,406	2,515	2,571	2,355
Income (loss) from continuing operations	7,285	1,947	(865)	2,067	1,931
Income (loss) per share from continuing operations:
Basic	$6.43	$1.61	$(0.69)	$1.60	$1.49
Diluted	$6.37	$1.60	$(0.69)	$1.57	$1.47
Weighted average shares:
Basic	1,133	1,208	1,251	1,295	1,292
Diluted	1,144	1,220	1,251	1,313	1,313

	As of December 31,
	2016 (5)	2015	2014	2013	2012
	(In millions)
Consolidated Balance Sheet Data: (1)
Cash and cash equivalents	$1,816	$1,832	$4,105	$2,848	$5,294
Short-term investments	5,333	4,299	3,730	4,204	2,533
Long-term investments	3,969	3,391	5,736	4,747	2,848
Working capital - continuing operations	5,028	5,641	4,463	6,649	7,404
Working capital - discontinued operations	—	—	4,537	3,995	3,070
Working capital total (3)	5,028	5,641	9,000	10,644	10,474
Total assets - continuing operations	23,847	17,785	21,716	20,236	18,708
Total assets - discontinued operations	—	—	23,416	21,252	18,366
Total assets	23,847	17,785	45,132	41,488	37,074
Short-term debt	1,451	—	850	2	402
Long-term debt	7,509	6,779	6,777	4,106	4,089
Total stockholders’ equity (4)	10,539	6,576	19,906	23,647	20,865

(1)
Includes the impact of acquisitions and dispositions. For a summary of recent significant acquisitions and dispositions, please see “Note 3 - Business Combinations and Divestitures” to the consolidated financial statements included in this report.

(2)
The consolidated statement of income data for the year ended December 31, 2014 includes an income tax provision of approximately $3.0 billion to recognize deferred tax liabilities on $9.0 billion of undistributed foreign earnings of certain of our foreign subsidiaries for 2013 and prior years.

(3)	Working capital is calculated as the difference between total current assets and total current liabilities.

(4)	Includes the impact of the Distribution of PayPal on July 17, 2015.

(5)
The consolidated balance sheet data for the year ended December 31, 2016 includes the impact of a $4.6 billion deferred tax benefit recognized in the fourth quarter of 2016 as a result of the initial stages of realigning our legal structure and the associated tax rulings. The consolidated statement of income data for the year ended December 31, 2016 includes a $4.6 billion income tax benefit associated with such deferred tax asset.

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

OVERVIEW

Business

eBay Inc. is a global commerce leader, which includes our Marketplace, StubHub and Classifieds platforms. Our Marketplace platforms include our online marketplace located at www.ebay.com, its localized counterparts and the eBay mobile apps. Our StubHub platforms include our online ticket platform located at www.stubhub.com, the StubHub mobile apps and Ticketbis. Our Classifieds platforms include a collection of brands such as Mobile.de, Kijiji, Gumtree, Marktplaats, eBay Kleinanzeigen and others.

Seasonality

We expect transaction activity patterns on our platforms to mirror general consumer buying patterns and expect that these trends will continue. The following table sets forth, for the periods presented, our total net revenues and the sequential quarterly movements of these net revenues (in millions, except percentages):

	Quarter Ended
	March 31	June 30	September 30	December 31
2014
Net revenues	$2,149	$2,168	$2,150	$2,323
Percent change from prior quarter	(6)%	1%	(1)%	8%
2015
Net revenues	$2,061	$2,110	$2,099	$2,322
Percent change from prior quarter	(11)%	2%	(1)%	11%
2016
Net revenues	$2,137	$2,230	$2,217	$2,395
Percent change from prior quarter	(8)%	4%	(1)%	8%

Impact of Foreign Currency Exchange Rates

Our commerce platforms operate globally, resulting in certain revenues that are denominated in foreign currencies, primarily the Euro, British pound, Korean won and Australian dollar, subjecting us to foreign currency risk which may adversely impact our financial results. Because of this and the fact that we generated a majority of our net revenues internationally during the years ended December 31, 2016, 2015 and 2014, we are subject to the risks related to doing business in foreign countries as discussed under “Part I - Item 1A - Risk Factors.”

In addition to the corresponding measures under generally accepted accounting principles (“GAAP”), management uses non-GAAP measures in reviewing our financial results. The foreign exchange (“FX-Neutral”), or constant currency, net revenue amounts discussed below are non-GAAP financial measures and are not in accordance with, or an alternative to, measures prepared in accordance with GAAP. Accordingly, the FX-Neutral information appearing in the following discussion of our results of operations should be read in conjunction with the information provided in “Non-GAAP Measure of Financial Performance,” which includes reconciliations of FX-Neutral financial measures to the most directly comparable GAAP measures. We calculate the year-over-year impact of foreign currency movements using prior period foreign currency rates applied to current year transactional currency amounts.

The effect of foreign currency exchange rate movements during 2016 was due to the strengthening of the U.S. dollar against other currencies, primarily the British pound, Korean won, Canadian dollar and Australian dollar.

Fiscal Year Highlights

Net revenues increased 5% to $9.0 billion in 2016 compared to 2015, primarily driven by StubHub net transaction revenues and marketing, services and other revenues, partially offset by an unfavorable impact from foreign currency movements relative to the U.S. dollar. FX-Neutral net revenues increased 7% in 2016 compared to 2015.

In the fourth quarter of 2016, we recognized a tax benefit of $4.6 billion as a result of the initial stages of realigning our legal structure and the associated tax rulings. In addition, we sold our equity holdings of MercadoLibre, Inc. for net proceeds of $1.3 billion. The pre-tax gain of $1.3 billion was recorded in interest and other, net on our consolidated statement of income.

Operating margin increased to 25.9% in 2016 compared to 25.6% in 2015. Diluted earnings per share from continuing operations increased to $6.37 for 2016 compared to $1.60 for 2015. In addition, we generated cash flow from continuing operating activities of $2.8 billion in 2016 compared to $2.9 billion in 2015.

RESULTS OF OPERATIONS

Net Revenues

We generate two types of net revenues: net transaction revenues and marketing services and other (“MS&O”) revenues. Net transaction revenues are derived principally from final value fees (which are fees payable on transactions closed on our Marketplace and StubHub platforms), listing fees and other service fees. MS&O revenues consists of Marketplace, StubHub and Classifieds revenue principally from the sale of advertisements, vehicles classifieds listing on Marketplace platforms, revenue sharing arrangements, classifieds fees, marketing service fees and lead referral fees. Revenues are attributed to U.S. and international geographies primarily based upon the country in which the seller, platform that displays advertising, other service provider or customer, as the case may be, is located. To drive traffic to our platforms, we provide incentives to our users in the form of coupons and buyer and seller rewards. These incentives are generally treated as reductions in revenue.

The following table presents net revenues by type and geography (in millions, except percentages):

	Year Ended December 31,
	2016	% Change	2015	% Change	2014
Net Revenues by Type:
Net transaction revenues:
Marketplace	$6,107	—%	$6,103	(4)%	$6,351
StubHub	937	29%	725	15%	629
Total net transaction revenues	7,044	3%	6,828	(2)%	6,980
Marketing services and other revenues:
Marketplace	1,137	6%	1,078	(2)%	1,103
Classifieds	791	13%	703	(2)%	716
StubHub, Corporate and other	7	**	(17)	**	(9)
Total marketing services and other revenues	1,935	10%	1,764	(3)%	1,810
Total net revenues	$8,979	5%	$8,592	(2)%	$8,790

Net Revenues by Geography:
U.S.	$3,866	7%	$3,624	3%	$3,525
International	5,113	3%	4,968	(6)%	5,265
Total net revenues	$8,979	5%	$8,592	(2)%	$8,790

**    Not meaningful

The following table presents certain key operating metrics that we believe are significant factors affecting our net transaction revenues (in millions, except percentages):

	Year Ended December 31,
	2016	% Change	2015	% Change	2014
Supplemental Operating Data:
GMV (1):
Marketplace	$79,448	2%	$78,099	(2)%	$79,581
StubHub	4,310	21%	3,574	13%	3,172
Total GMV	$83,758	3%	$81,673	(1)%	$82,753

Transaction take rate:
Marketplace (2)	7.69%	(0.12)%	7.81%	(0.17)%	7.98%
StubHub (3)	21.76%	1.47%	20.29%	0.46%	19.83%
Total transaction take rate (4)	8.41%	0.05%	8.36%	(0.07)%	8.43%

(1)
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

(2)	We define Marketplace transaction take rate as Marketplace net transaction revenues divided by Marketplace GMV.

(3)	We define StubHub transaction take rate as StubHub net transaction revenues divided by StubHub GMV.

(4)	We define total transaction take rate as total net transaction revenues divided by GMV.

Net Transaction Revenues

The following table presents net transaction revenues and supplemental operating data (in millions, except percentages):

	Year Ended December 31,		% Change		Year Ended December 31,		% Change
	2016	2015	As Reported	FX-Neutral	2015	2014	As Reported	FX-Neutral
Total net transaction revenues	7,044	6,828	3%	6%	6,828	6,980	(2)%	4%
Percentage of net revenues	78%	79%			79%	79%

Total GMV	83,758	81,673	3%	5%	81,673	82,753	(1)%	5%
Total transaction take rate	8.41%	8.36%	0.05%		8.36%	8.43%	(0.07)%

The increase in net transaction revenues in 2016 compared to 2015 was primarily driven by an increase in StubHub GMV and a higher transaction take rate, partially offset by an unfavorable impact from foreign currency movements relative to the U.S. dollar. The total transaction take rate was higher in 2016 compared to 2015 due to an increase in our StubHub transaction take rate, partially offset by a decrease in our Marketplace transaction take rate.

The decrease in net transaction revenues in 2015 compared to 2014 was primarily driven by an unfavorable impact from foreign currency movements relative to the U.S. dollar and a lower transaction take rate, partially offset by an increase in FX-Neutral Marketplace GMV, and to a lesser extent, StubHub GMV. The total transaction take rate was lower in 2015 compared to 2014 due to a decrease in our Marketplace transaction take rate, partially offset by an increase in our StubHub transaction take rate.

Net transaction revenues earned internationally totaled $3.8 billion, $3.8 billion and $4.0 billion in 2016, 2015 and 2014, respectively, representing 54%, 55% and 57% of total net transaction revenues in the respective periods. The decrease in net transaction revenues earned internationally as a percentage of total net transaction revenue in 2016 compared to 2015, and in 2015 compared to 2014 was primarily driven by an unfavorable impact from foreign currency movements relative to the U.S. dollar.

Marketplace Net Transaction Revenues

The following table presents Marketplace net transaction revenues and supplemental operating data (in millions, except percentages):

	Year Ended December 31,		% Change		Year Ended December 31,		% Change
	2016	2015	As Reported	FX-Neutral	2015	2014	As Reported	FX-Neutral
Marketplace transaction revenues	6,107	6,103	—%	3%	6,103	6,351	(4)%	3%

Marketplace GMV	79,448	78,099	2%	5%	78,099	79,581	(2)%	5%
Marketplace take rate	7.69%	7.81%	(0.12)%		7.81%	7.98%	(0.17)%

The increase in Marketplace net transaction revenues in 2016 compared to 2015 was primarily driven by an increase in volume in local currencies on our Marketplace platforms internationally, partially offset by an unfavorable impact from foreign currency movements relative to the U.S. dollar. The increase in FX-Neutral Marketplace net transaction revenue was less than the increase in FX-Neutral Marketplace GMV due to a lower Marketplace transaction take rate. The Marketplace transaction take rate was lower in 2016 compared to 2015 primarily due to a shift in seller mix and an increase in our buyer and seller incentives.

The decrease in Marketplace net transaction revenues and Marketplace GMV in 2015 compared to 2014 was primarily due to an unfavorable impact from foreign currency movements relative to the U.S. dollar. This decrease was partially offset by an increase in FX-Neutral Marketplace GMV that was primarily driven by an increase in volume in local currencies on our Marketplace platforms internationally and to a lesser extent, the U.S. The increase in FX-Neutral Marketplace net transaction revenue was less than the increase in FX-Neutral Marketplace GMV due to a lower Marketplace transaction take rate. The Marketplace transaction take rate was lower in 2015 compared to 2014 due to a shift in geographical and vertical mix, as well as an increase in our buyer and seller incentives, which are accounted for as a reduction of revenue.

StubHub Net Transaction Revenues

The following table presents StubHub net transaction revenues and supplemental operating data (in millions, except percentages):

	Year Ended December 31,		% Change		Year Ended December 31,		% Change
	2016	2015	As Reported	FX-Neutral	2015	2014	As Reported	FX-Neutral
StubHub transaction revenues	937	725	29%	29%	725	629	15%	15%

StubHub GMV	4,310	3,574	21%	21%	3,574	3,172	13%	13%
StubHub take rate	21.76%	20.29%	1.47%		20.29%	19.83%	0.46%

The increase in StubHub net transaction revenues in 2016 compared to 2015 was primarily driven by an increase in Sports, Concerts and Theater transactions on our platform, as well as a higher StubHub transaction take rate. The increase in StubHub transaction take rate was primarily due to a change in mix of events and sellers on the StubHub platforms. The increase in StubHub net transaction revenue was greater than the increase in StubHub GMV due to the higher StubHub transaction take rate.

The increase in StubHub net transaction revenues in 2015 compared to 2014 was primarily driven by an increase in StubHub GMV and an increase in StubHub transaction take rate. The StubHub GMV increase was primarily driven by an increase in volume of ticket sales related to Sports and Concerts. The increase in StubHub net transaction revenue was greater than the increase in StubHub GMV due to a higher StubHub transaction take rate. The StubHub transaction take rate was higher in 2015 compared to 2014 primarily due to a change in mix of events and sellers on the StubHub platforms.

Marketing Services and Other Revenues

The following table presents marketing services and other (“MS&O”) revenues (in millions, except percentages):

	Year Ended December 31,		% Change		Year Ended December 31,		% Change
	2016	2015	As Reported	FX-Neutral	2015	2014	As Reported	FX-Neutral
MS&O revenues:
Marketplace	$1,137	$1,078	6%	8%	$1,078	$1,103	(2)%	4%
Classifieds	791	703	13%	15%	703	716	(2)%	14%
StubHub, Corporate and other	7	(17)	**	**	(17)	(9)	**	**
Total MS&O revenues	$1,935	$1,764	10%	12%	$1,764	$1,810	(3)%	8%
Percentage of net revenues	22%	21%			21%	21%

The increase in total MS&O revenues in 2016 compared to 2015 was primarily attributable to an increase in FX-Neutral Classifieds MS&O revenues and FX-Neutral Marketplace MS&O revenues, partially offset by an unfavorable impact from foreign currency movements relative to the U.S. dollar. The decrease in total MS&O revenues in 2015 compared to 2014 was primarily attributable to an unfavorable impact from foreign currency movements relative to the U.S. dollar, partially offset by increased FX-Neutral Classifieds revenue, and to a lesser extent, increased FX-Neutral revenue from Marketplace marketing services.

Marketplace MS&O Revenues

The increase in Marketplace MS&O revenues in 2016 compared to 2015 was primarily driven by increased fees earned for referral services and increased revenue from our revenue share programs, partially offset by an unfavorable impact from foreign currency movements relative to the U.S. dollar. The increase in fees earned for referral services primarily consisted of fees for customers acquired and incentives for the usage of PayPal Holdings, Inc. (“PayPal”) products on certain Marketplace platforms, which were not included in marketing services and other revenues prior to the distribution of 100% of the outstanding common stock of PayPal to our stockholders (the “Distribution”).

The decrease in Marketplace MS&O revenues in 2015 compared to 2014 was primarily due to an unfavorable impact from foreign currency movements relative to the U.S. dollar and decreased revenue in local currencies from advertising display on our international Marketplace platforms, partially offset by increased fees earned for referral services. The increase in fees earned for referral services primarily consisted of fees for customers acquired and incentives for the usage of PayPal products on certain Marketplace platforms, which were not included in marketing services and other revenues prior to the Distribution.

Classifieds MS&O Revenues

The increase in Classifieds MS&O revenues in 2016 compared to 2015 was primarily driven by increased revenue from our Classifieds platforms in our developed markets of Germany, Canada and Australia, partially offset by an unfavorable impact from foreign currency movements relative to the U.S. dollar. The decrease in Classifieds MS&O revenues in 2015 compared to 2014 was primarily driven by an unfavorable impact from foreign currency movements relative to the U.S. dollar, partially offset by increased revenue from our Classifieds platforms in our developed markets of Germany, Canada and the UK.

Cost of Net Revenues

Cost of net revenues primarily consists of costs associated with customer support, site operations, and payment processing. Significant components of these costs include employee compensation, contractor costs, facilities costs, depreciation of equipment and amortization expense, bank transaction fees, and credit card interchange and assessment fees. The following table presents cost of net revenues (in millions, except percentages):

	Year Ended December 31,
	2016	% Change	2015	% Change	2014
Cost of net revenues	$2,007	13%	$1,771	6%	$1,663
As a percentage of net revenues	22.4%		20.6%		18.9%

The increase in cost of net revenues in 2016 compared to 2015 was primarily due to our continued investment in site operations and data centers and an increase in transaction fees for payment services. The increase in cost of net revenues in 2015 compared to 2014 was primarily due to continued investment in our site operations and data centers and an increase in transaction fees for payment services, partially offset by a favorable impact due to foreign currency movements relative to the U.S. dollar. The increase in transaction fees for payment services primarily consisted of the impact of transaction fees for payment services provided by PayPal which were not included in cost of net revenues prior to the Distribution.

Cost of net revenues, net of $4 million from hedging activities, was favorably impacted by $16 million due to foreign currency movements relative to the U.S. dollar in 2016 compared to 2015. Cost of net revenues, net of $24 million from hedging activities, was favorably impacted by $80 million due to foreign currency movements relative to the U.S. dollar in 2015 compared to 2014.

Operating Expenses

The following table presents operating expenses (in millions, except percentages):

	Year Ended December 31,
	2016	% Change	2015	% Change	2014
Sales and marketing	$2,368	4%	$2,267	(7)%	$2,442
Percentage of net revenues	26%		26%		28%
Product development	1,114	21%	923	(6)%	983
Percentage of net revenues	12%		11%		11%
General and administrative	900	(20)%	1,122	26%	889
Percentage of net revenues	10%		13%		10%
Provision for transaction losses	231	(15)%	271	3%	262
Percentage of net revenues	3%		3%		3%
Amortization of acquired intangible assets	34	(17)%	41	(45)%	75

Operating expenses, net of $3 million from hedging activities, were favorably impacted by $66 million due to foreign currency movements relative to the U.S. dollar in 2016 compared to 2015. Operating expenses, net of $47 million from hedging activities, were favorably impacted by $194 million due to foreign currency movements relative to the U.S. dollar in 2015 compared to 2014.

Sales and Marketing

Sales and marketing expenses primarily consist of advertising costs and marketing programs (both online and offline), employee compensation, contractor costs, facilities costs and depreciation on equipment. Online marketing expenses represent traffic acquisition costs in various channels such as paid search, affiliates marketing and display advertising. Offline advertising includes primarily brand campaigns and buyer/seller communications.

The increase in sales and marketing expense in 2016 compared to 2015 was primarily due to an increase in marketing program costs (both online and offline programs) partially offset by a favorable impact from foreign currency movements relative to the U.S. dollar. The decrease in sales and marketing expense in 2015 compared to 2014 was primarily due to a favorable impact from foreign currency movements relative to the U.S. dollar, a decrease in marketing program costs due in part to a shift in certain buyer and seller incentives (for which associated expenses are recorded as a reduction in revenue instead of sales and marketing expense) and employee-related savings from our global workforce reduction.

Product Development

Product development expenses primarily consist of employee compensation, contractor costs, facilities costs and depreciation on equipment. Product development expenses are net of required capitalization of major platform and other product development efforts, including the development of our platform architecture, migration of certain platforms, and seller tools. Our top technology priorities include structured data, multi-screen capabilities, improved seller tools and buyer experiences.

Capitalized internal use and platform development costs were $137 million and $136 million in 2016 and 2015, respectively, and are primarily reflected as a cost of net revenues when amortized in future periods.

The increase in product development expenses in 2016 compared to 2015 was primarily due to higher employee-related costs driven by increased headcount; and increased depreciation on equipment driven by capital expenditures as we continue to invest in our platform. The decrease in product development expenses in 2015 compared to 2014 was primarily due to a favorable impact from foreign currency movements and hedging relative to the U.S. dollar.

General and Administrative

General and administrative expenses primarily consist of employee compensation, contractor costs, facilities costs, depreciation of equipment, employer payroll taxes on stock-based compensation, legal expenses, restructuring, insurance premiums and professional fees. Our legal expenses, including those related to various ongoing legal proceedings, may fluctuate substantially from period to period.

The decrease in general and administrative expenses in 2016 compared to 2015 was primarily due to restructuring expenses from our global workforce reduction, costs related to the Distribution and expenses related to litigation proceedings in 2015 that did not recur in 2016. The reduction in these expenses were partially offset by an increase in corporate costs in 2016 due to a reduction in synergies that existed prior to the Distribution.

The increase general and administrative expenses in 2015 compared to 2014 was primarily due to restructuring costs related to our global workforce reduction, costs related to the Distribution, expenses related to craigslist, Inc. litigation proceedings and an increase in corporate costs due to a reduction in synergies that existed prior to the Distribution.

Provision for Transaction Losses

Provision for transaction losses primarily consists of transaction loss expense associated with our customer protection programs, fraud and bad debt expense associated with our accounts receivable balance. We expect our provision for transaction losses to fluctuate depending on many factors, including changes to our customer protection programs and the impact of regulatory changes.

The decrease in provision for transaction losses in 2016 compared to 2015 was primarily driven by lower customer protection program costs. The increase in provision for transaction losses in 2015 compared to 2014 was primarily driven by higher customer protection program costs, partially offset by a decrease in bad debt expense.

Interest and Other, Net

Interest and other, net primarily consists of interest earned on cash, cash equivalents and investments, as well as foreign exchange transaction gains and losses, our portion of operating results from investments accounted for under the equity method of accounting, investment gain/loss on acquisitions or disposals and interest expense, consisting of interest charges on any amounts borrowed and commitment fees on unborrowed amounts under our credit agreement and interest expense on our outstanding debt securities and commercial paper, if any. The following table presents interest and other, net (in millions, except percentages):

	Year Ended December 31,
	2016	% Change	2015	% Change	2014
Interest income	$125	29%	$97	(22)%	$125
Interest expense	(225)	56%	(144)	32%	(109)
Gains on investments	1,343	**	268	**	33
Other	83	**	(12)	20%	(10)
Total interest and other, net	$1,326	**	$209	**	$39

The increase in interest and other, net in 2016 compared to 2015 was primarily due to the $1.3 billion pre-tax gain from the sale of our equity holdings of MercadoLibre, Inc., and our hedging strategy, partially offset by an increase in interest expense related to the issuance of senior notes during the first quarter of 2016. The increase in interest and other, net in 2015 compared to 2014 was primarily due to gains on sale of investments, partially offset by an increase in interest expense due to the issuance of debt securities in 2014 and a decrease in interest income attributable to the lower overall balance of cash, short-term investments and long-term investments after the Distribution.

Provision for Income Taxes

The following table presents provision for income taxes (in millions, except percentages):

	Year Ended December 31,
	2016	2015	2014
Provision for income taxes	$(3,634)	$459	$3,380
Effective tax rate	(99.5)%	19.1%	134.4%

Our effective tax rate was (99.5)% in 2016 compared to 19.1% in 2015. The decrease in our effective tax rate during 2016 compared to 2015 was primarily due to the recognition in 2016 of deferred tax assets of approximately $4.6 billion as a result of the realignment of our legal structure and the associated tax agreements. This was partially off-set by the $485 million tax effect on the $1.3 billion gain on the sale of our equity holdings of MercadoLibre, Inc.

Our effective tax rate was 19% in 2015 compared to 134% in 2014. The decrease in our effective tax rate during 2015 compared to 2014 was due to the recognition in 2014 of deferred tax liabilities of approximately $3.0 billion of U.S. income and applicable foreign withholding taxes on $9.0 billion of undistributed foreign earnings of certain of our foreign subsidiaries for 2013 and prior years. This was partially offset by the tax effect of gains on sale of certain investments in 2015.

During the fourth quarter of 2016, we began the process of realigning our legal structure, subsequent to the distribution of PayPal Holdings, Inc., to better reflect how we manage and operate our platforms. We consider many factors in effecting this realignment, including foreign exchange exposures, long-term cash flows and cash needs of our platforms, capital allocation considerations and the associated tax effects. As a result of the initial stages of this realignment and the associated tax agreements, we have achieved a substantial step-up in the tax basis of the intangible assets in our foreign eBay platforms. We recognized a tax benefit of $4.6 billion, which represents the income tax effect of the step-up in tax basis. In the future, we expect the noncash tax impacts of the realignment in our foreign eBay platforms will significantly increase our income tax provision.

The realignment is expected to extend into 2018 and primarily impact our international entities. In the first half of 2017, we may achieve a step-up in the tax basis of the intangible assets in our foreign Classifieds platforms. Accordingly, the noncash tax impacts of the realignment in our foreign Classifieds platforms will impact our tax provision in a manner similar to the impact from our foreign eBay platforms.

We benefit from tax rulings concluded in several different jurisdictions, most significantly Switzerland and Luxembourg. The cash tax benefit of these rulings totaled approximately $307 million in 2016, $319 million in 2015 and $339 million in 2014. We expect the ongoing realignment of our legal structure will result in the termination, amendment or replacement of certain tax rulings. However, we expect to continue to benefit from tax rulings that lower our cash tax obligations in certain foreign jurisdictions. In the future, we expect these cash tax benefits to remain consistent, subject to the performance of our foreign platforms.

Our provision for income taxes differs from the provision computed by applying the U.S. federal statutory rate of 35% primarily due to lower tax rates associated with certain earnings from our operations in certain lower-tax jurisdictions outside the U.S. The impact on our provision for income taxes of foreign income being taxed at different rates than the U.S. federal statutory rate was a benefit of approximately $346 million in 2016, $399 million in 2015 and $432 million in 2014. The foreign jurisdictions with lower tax rates that had the most significant impact on our provision for income taxes in the periods presented include Switzerland and Luxembourg. We expect to continue to benefit from lower tax rates due to our continued operations in foreign jurisdictions, in particular, in Switzerland. See “Note 15 - Income Taxes” to the consolidated financial statements included in this report for more information on our tax rate reconciliation.

Our relative pretax earnings and revenues attributable to the U.S. as compared to the rest of the world may differ over time. For the year ended December 31, 2016 our US share of pretax income and net revenues was 41.9% and 43.1%, respectively. For the year ended December 31, 2015, our U.S. share of pretax income and net revenues was 16.5% and 42.2%%, respectively. For the year ended December 31, 2014, our U.S. share of pretax income and net revenues was 20.3% and 40.1%, respectively. The difference in relative pretax income and net revenues attributable to the U.S., as compared to the rest of the world for both 2016 and 2015, was primarily related to larger stock-based compensation expense recorded in the U.S. for U.S. based employees, overhead related to our corporate operations which are primarily U.S. based and higher average margins earned by non-U.S. businesses. In addition, the U.S. pretax income for 2016 includes a $979 million gain on the sale of the U.S. portion of our equity holdings of MercadoLibre, Inc.

Our provision for income taxes is volatile and, in general, is adversely impacted by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates. Our provision for income taxes does not include provisions for U.S. income taxes and foreign withholding taxes associated with $7.4 billion of undistributed earnings of certain foreign subsidiaries because we intend to reinvest those earnings indefinitely in our foreign subsidiaries. If these earnings were distributed into the U.S. in the form of dividends to eBay companies domiciled in the U.S. or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Additionally, please see the information in “Item 1A: Risk Factors” under the caption “We may have exposure to greater than anticipated tax liabilities.”

From time to time we engage in certain intercompany transactions. We consider many factors when evaluating these transactions. These transactions may impact our tax rate and/or result in additional cash tax payments. The impact in any period may be significant. These transactions are complex and the impact of such transactions on future periods may be difficult to estimate.

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

Non-GAAP Measure of Financial Performance

To supplement our consolidated financial statements presented in accordance with generally accepted accounting principles we use FX-Neutral net revenues, which are non-GAAP financial measures. Management uses the foregoing non-GAAP measures in reviewing our financial results. We define FX-Neutral net revenues as net revenues minus the exchange rate effect. We define exchange rate effect as the year-over-year impact of foreign currency movements using prior period foreign currency rates applied to current year transactional currency amounts.

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

The following tables set forth a reconciliation of FX-Neutral GMV and FX-Neutral net revenues (each as defined below) to our reported GMV and net revenues for the periods presented (in millions, except percentages):

	Year Ended December 31, 2016			Year Ended December 31, 2015
	As Reported	Exchange Rate Effect(1)	FX-Neutral(2)	As Reported	As Reported % Change	FX-Neutral % Change
GMV:
Marketplace	$79,448	$(2,229)	$81,677	$78,099	2%	5%
StubHub	4,310	(12)	4,322	3,574	21%	21%
Total GMV	$83,758	$(2,241)	$85,999	$81,673	3%	5%

Net transaction revenues:
Marketplace	$6,107	$(170)	$6,277	$6,103	—%	3%
StubHub	937	(2)	939	725	29%	29%
Total net transaction revenues	7,044	(172)	7,216	6,828	3%	6%
Marketing services and other revenues:
Marketplace	1,137	(25)	1,162	1,078	6%	8%
Classifieds	791	(13)	804	703	13%	15%
StubHub, Corporate and other	7	—	7	(17)	**	**
Total marketing services and other revenues	1,935	(38)	1,973	1,764	10%	12%
Total net revenues	$8,979	$(210)	$9,189	$8,592	5%	7%

	Year Ended December 31, 2015			Year Ended December 31, 2014
	As Reported	Exchange Rate Effect(1)	FX-Neutral(2)	As Reported	As Reported % Change	FX-Neutral % Change
GMV:
Marketplace	$78,099	$(5,554)	$83,653	$79,581	(2)%	5%
StubHub	3,574	(5)	3,579	3,172	13%	13%
Total GMV	$81,673	$(5,559)	$87,232	$82,753	(1)%	5%

Net transaction revenues:
Marketplace	$6,103	$(407)	$6,510	$6,351	(4)%	3%
StubHub	725	(1)	726	629	15%	15%
Total net transaction revenues	6,828	(408)	7,236	6,980	(2)%	4%
Marketing services and other revenues:
Marketplace	1,078	(71)	1,149	1,103	(2)%	4%
Classifieds	703	(120)	823	716	(2)%	14%
StubHub, Corporate and other	(17)	—	(17)	(9)	**	**
Total marketing services and other revenues	1,764	(191)	1,955	1,810	(3)%	8%
Total net revenues	$8,592	$(599)	$9,191	$8,790	(2)%	5%

(1)	We define exchange rate effect as the year-over-year impact of foreign currency movements using prior period foreign currency rates applied to current year transactional currency amounts.

(2)	We define FX-Neutral GMV as GMV minus the exchange rate effect. We define the non-GAAP financial measures of FX-Neutral net revenue as net revenue minus the exchange rate effect.

Liquidity and Capital Resources

Cash Flows

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Net cash provided by (used in):
Continuing operating activities	$2,827	$2,877	$3,228
Continuing investing activities	(2,008)	(673)	(1,325)
Continuing financing activities	(744)	(2,960)	(1,047)
Effect of exchange rates on cash and cash equivalents	(90)	(364)	(148)
Net increase (decrease) in cash and cash equivalents - discontinued operations	(1)	(3,376)	1,126
Net increase/(decrease) in cash and cash equivalents	$(16)	$(4,496)	$1,834

Continuing Operating Activities

The net cash provided by continuing operating activities of $2.8 billion in 2016 was primarily due to net income of $7.3 billion with adjustments for $682 million in depreciation and amortization, $416 million in stock-based compensation and $20 million in changes in assets and liabilities, net of acquisition effects, partially offset by a decrease of $4.6 billion related to deferred income taxes and $1.2 billion related to gain on sale of investments.

The net cash provided by continuing operating activities of $2.9 billion in 2015 was due primarily to net income of $1.7 billion with adjustments for loss from discontinued operations of $222 million, $687 million in depreciation and amortization, $379 million in stock-based compensation and $271 million in provision for transaction losses and a decrease of $195 million related to gain on sale of investments and $106 million in changes in assets and liabilities, net of acquisition effects.

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

Cash paid for income taxes in 2016, 2015 and 2014 was $492 million, $256 million and $343 million, respectively.

Continuing Investing Activities

The net cash used in continuing investing activities of $2.0 billion in 2016 was primarily due to cash paid for investments of $11.2 billion, property and equipment of $626 million and net cash paid for acquisition of businesses of $212 million, partially offset by proceeds of $10.1 billion from the maturities and sales of investments.

The net cash used in continuing investing activities of $673 million in 2015 was due primarily to cash paid for purchases of investments of $6.7 billion, purchases of property and equipment of $668 million and net cash paid for acquisition of businesses of $24 million, partially offset by proceeds of $6.8 billion from the maturities and sales of investments.

The net cash used in continuing investing activities of $1.3 billion in 2014 was due primarily to cash paid for purchases of investments of $8.8 billion, purchases of property and equipment of $622 million and net cash paid for acquisition of businesses of $55 million, partially offset by proceeds of $8.1 billion from the maturities and sales of investments.

The largely offsetting effects of purchases of investments and maturities and sale of investments results from the management of our investments. As our immediate cash needs change, purchase and sale activity will fluctuate.

Continuing Financing Activities

The net cash used in continuing financing activities of $744 million in 2016 was primarily due to $2.9 billion of cash paid to repurchase common stock, partially offset by $2.2 billion of proceeds from debt issuances.

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

The unfavorable impact of currency exchange rates on our cash and cash equivalents during 2016 was due to the strengthening of the U.S. dollar against other currencies, primarily the Euro. The unfavorable impact of currency exchange rates on our cash and cash equivalents during 2015 was due to the strengthening of the U.S. dollar against other currencies, primarily the Euro. The unfavorable impact of currency exchange rates on our cash and cash equivalents during 2014 was due to the strengthening of the U.S. dollar against certain foreign currencies, primarily the Euro and Korean won.

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

During 2016, we repurchased approximately $3.0 billion of our common stock under our stock repurchase programs. As of December 31, 2016, a total of approximately $1.3 billion remained available for future repurchases of our common stock under our July 2016 repurchase program and no amounts remained under our January 2015 and June 2015 repurchase programs.

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

Shelf Registration Statement and Long-Term Debt

As of December 31, 2016, we had an effective shelf registration statement on file with the Securities and Exchange Commission that allows us to issue various types of debt securities, as well as common stock, preferred stock, warrants, depositary shares representing fractional interest in shares of preferred stock, purchase contracts and units from time to time in one or more offerings. Each issuance under the shelf registration statement will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. The registration statement does not limit the amount of securities that may be issued thereunder. Our ability to issue securities is subject to market conditions and other factors including, in the case of our debt securities, our credit ratings and compliance with the covenants in our credit agreement.

In the first quarter of 2016, we issued senior unsecured notes, or senior notes, in an aggregate principal amount of $2.25 billion. This consists of $750 million aggregate principal amount of 2.500% fixed rate notes due 2018, $750 million aggregate principal amount of 3.800% fixed rate notes due 2022 and $750 million aggregate principal amount of 6.000% fixed rate notes due 2056.

We previously issued senior notes in underwritten public offerings under prior registration statements. The senior notes that remained outstanding as of December 31, 2016 consisted of $450 million aggregate principal amount of floating rate notes due 2017, $1.0 billion aggregate principal amount of 1.35% fixed rate notes due 2017, $400 million aggregate principal amount of floating rate notes due 2019, $1.15 billion aggregate principal amount of 2.2% fixed rate notes due 2019, $500 million aggregate principal amount of 3.250% fixed rate notes due 2020, $750 million aggregate principal amount of 2.875% fixed rate notes due 2021, $1.0 billion aggregate principal amount of 2.60% fixed rate notes due 2022, $750 million aggregate principal amount of 3.45% fixed rate notes due 2024 and $750 million aggregate principal amount of 4.00% fixed rate notes due 2042.

The net proceeds from the sale of these senior notes were used for general corporate purposes, including, among other things, capital expenditures, share repurchases, repayment of indebtedness and possible acquisitions.

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

Other Indebtedness

Our other indebtedness is comprised of overdraft facilities. We have formal overdraft facilities in India bearing interest on drawn balances at approximately a 9.1% rate per annum.

Commercial Paper

We have an up to $1.5 billion commercial paper program pursuant to which we may issue commercial paper notes with maturities of up to 397 days from the date of issue in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time. As of December 31, 2016, there were no commercial paper notes outstanding.

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

As of December 31, 2016, no borrowings were outstanding under our $2 billion credit agreement. However, as described above, we have an up to $1.5 billion commercial paper program and therefore maintain $1.5 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due. As a result, $500 million of borrowing capacity was available as of December 31, 2016 for other purposes permitted by the credit agreement.

Loans under the credit agreement bear interest at either (i) the London Interbank Offered Rate (“LIBOR”) plus a margin (based on our public debt credit ratings) ranging from 0.875 percent to 1.5 percent or (ii) a formula based on the agent bank’s prime rate, the federal funds effective rate plus 0.5 percent or LIBOR plus 1.0 percent, plus a margin (based on our public debt credit ratings) ranging from zero percent to 0.5 percent. The credit agreement will terminate and all amounts owing thereunder will be due and payable on November 9, 2020, unless (a) the commitments are terminated earlier, either at our request or, if an event of default occurs, by the lenders (or automatically in the case of certain bankruptcy-related events of default), or (b) the maturity date is extended upon our request, subject to the agreement of the lenders. The credit agreement includes customary representations, warranties, affirmative and negative covenants, including financial covenants, events of default and indemnification provisions in favor of the banks. The negative covenants include restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case, subject to certain exceptions. The financial covenants require us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio. The events of default include the occurrence of a change of control (as defined in the credit agreement) with respect to us.

We were in compliance with all covenants in our outstanding debt instruments for the period ended December 31, 2016.

Credit Ratings

As of December 31, 2016, we were rated investment grade by Standard and Poor’s Financial Services, LLC (long-term rated BBB+, short-term rated A-2, with a stable outlook), Moody’s Investor Service (long-term rated Baa1, short-term rated P-2, with a stable outlook), and Fitch Ratings, Inc. (long-term rated BBB, short-term rated F-2, with a stable outlook). We disclose these ratings to enhance the understanding of our sources of liquidity and the effects of our ratings on our costs of funds. Our borrowing costs depend, in part, on our credit ratings and any further actions taken by these credit rating agencies to lower our credit ratings, as described above, will likely increase our borrowing costs.

Commitments and Contingencies

We have certain fixed contractual obligations and commitments that include future estimated payments for general operating purposes. Changes in our business needs, contractual cancellation provisions, fluctuating interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of these payments. The following table summarizes our fixed contractual obligations and commitments (in millions):

Payments Due During the Year Ending December 31,	Debt	Leases	Purchase Obligations	Total
2017	$1,703	$64	$177	$1,944
2018	978	46	107	1,131
2019	1,761	42	75	1,878
2020	690	35	66	791
2021	918	23	61	1,002
Thereafter	6,236	21	86	6,343
	$12,286	$231	$572	$13,089

The significant assumptions used in our determination of amounts presented in the above table are as follows:

•
Debt amounts include the principal and interest amounts of the respective debt instruments. For additional details related to our debt, please see “Note 11 – Debt” to the consolidated financial statements included in this report. This table does not reflect any amounts payable under our $2 billion revolving credit facility or $1.5 billion commercial paper program, for which no borrowings were outstanding as of December 31, 2016.

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

As we are unable to reasonably predict the timing of settlement of liabilities related to unrecognized tax benefits, net, the table does not include $436 million of such non-current liabilities included in deferred and other tax liabilities recorded on our consolidated balance sheet as of December 31, 2016.

Liquidity and Capital Resource Requirements

As of December 31, 2016 and December 31, 2015, we had assets classified as cash and cash equivalents, as well as short-term and long-term non-equity investments, in an aggregate amount of $11.0 billion and $8.5 billion, respectively. As of December 31, 2016, this amount included assets held in certain of our foreign operations totaling approximately $8.2 billion. Of the $8.2 billion held by our non-U.S. subsidiaries, approximately $4.6 billion was available for use in the U.S. without incurring additional U.S. income taxes in excess of the amounts already accrued in our consolidated financial statements as of December 31, 2016. As of December 31, 2016, we had not repatriated any of these funds to the U.S. and, as a result, we have not yet paid U.S. tax on any portion of these funds. However, to the extent we repatriate these funds to the U.S., we will be required to pay U.S. income and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs. The remaining amount of non-U.S. cash and cash equivalents, as well as short-term and long-term non-equity investments, have been indefinitely reinvested and, therefore, no U.S. current or deferred taxes have been accrued as this amount is necessary to support our planned ongoing investments in our foreign operations. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the U.S., and we do not expect that we will need to repatriate the funds we have designated as indefinitely reinvested outside the U.S. Under current tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the U.S., such amounts would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.

In the fourth quarter of 2016, we sold our equity holdings of MercadoLibre, Inc. for net proceeds of $1.3 billion. The pre-tax gain of $1.3 billion was recorded in interest and other, net on our consolidated statement of income.

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

Off-Balance Sheet Arrangements

As of December 31, 2016, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

We have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under the arrangement. As of December 31, 2016, we had a total of $1.6 billion in cash withdrawals offsetting our $1.6 billion in Aggregate Cash Deposits held within the financial institution under the cash pooling arrangement.

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

In addition, we have entered into indemnification agreements with each of our directors, executive officers and certain other officers. These agreements require us to indemnify such individuals, to the fullest extent permitted by Delaware law, for certain liabilities to which they may become subject as a result of their affiliation with us.

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

Revenue Recognition

We may enter into certain revenue transactions, primarily related to certain advertising contracts, that are considered multiple element arrangements (arrangements with more than one deliverable). We also may enter into arrangements to purchase goods and/or services from certain customers. As a result, significant interpretation and judgment is sometimes required to determine the appropriate accounting for these transactions including: (1) how the arrangement consideration should be allocated among potential multiple deliverables; (2) developing an estimate of the stand-alone selling price of each deliverable; (3) whether revenue should be reported gross (as eBay is acting as a principal), or net (as eBay is acting as an agent); (4) when we provide cash consideration to our customers, determining whether we are receiving an identifiable benefit that is separable from the customer’s purchase of our products and/or services and for which we can reasonably estimate fair value; and (5) whether the arrangement would be characterized as revenue or reimbursement of costs incurred. Changes in judgments with respect to these assumptions and estimates could impact the timing or amount of revenue recognition.

Income Taxes

Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective government taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties. We review our tax positions quarterly and adjust the balances as new information becomes available. Our income tax rate is significantly affected by the tax rates that apply to our foreign earnings. In addition to local country tax laws and regulations, our income tax rate depends on the extent that our earnings are indefinitely reinvested outside the U.S. Indefinite reinvestment is determined by management’s judgment about and intentions concerning our future operations. As of December 31, 2016, $7.4 billion of earnings had been indefinitely reinvested outside the U.S., primarily in active non-U.S. business operations. We do not intend to repatriate these earnings to fund U.S. operations and, accordingly, we do not provide for U.S. federal income and foreign withholding tax on these earnings.

Deferred tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely heavily on estimates that are based on a number of factors, including our historical experience and short-range and long-range business forecasts. As of December 31, 2016, we had a valuation allowance on certain loss carryforwards based on our assessment that it is more likely than not that the deferred tax asset will not be realized.

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

The following table illustrates our effective tax rates for 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(In millions, except percentages)
Provision for income taxes	$(3,634)	$459	$3,380
As a % of income before income taxes	(99.5)%	19.1%	134.4%

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

Based on our results for the year ended December 31, 2016, a one-percentage point change in our provision for income taxes as a percentage of income before taxes would have resulted in an increase or decrease in the provision of approximately $37 million, resulting in an approximate $0.03 change in diluted earnings per share.

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

As of December 31, 2016, our goodwill totaled $4.5 billion and our identifiable intangible assets, net totaled $102 million. We assess the impairment of goodwill of our reporting units annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. The fair values of the reporting units are estimated using market and discounted cash flow approaches. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The discounted cash flow approach uses expected future operating results. The market approach uses comparable company information to determine revenue and earnings multiples to value our reporting units. Failure to achieve these expected results or market multiples may cause a future impairment of goodwill at the reporting unit. We conducted our annual impairment test of goodwill as of August 31, 2016 and 2015. Additionally, we evaluated impairment based on the significant activities regarding the Distribution and Enterprise divestiture in 2015. See “Note 4 - Discontinued Operations” to the consolidated financial statements included in this report for further detail. As of December 31, 2016, we determined that no further impairment of the carrying value of goodwill for any reporting units was required. See “Note 5 - Goodwill and Intangible Assets” to the consolidated financial statements included in this report.

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

From time to time, we are involved in disputes and regulatory inquiries that arise in the ordinary course of business. We are currently involved in legal proceedings, some of which are discussed in “Item 1A: Risk Factors,” “Item 3: Legal Proceedings” and “Note 12 - Commitments and Contingencies” to the consolidated financial statements included in this report. We believe that we have meritorious defenses to the claims against us, and we intend to defend ourselves vigorously. However, even if successful, our defense against certain actions will be costly and could require significant amounts of management’s time and result in the diversion of significant operational resources. If the plaintiffs were to prevail on certain claims, we might be forced to pay significant damages and licensing fees, modify our business practices or even be prohibited from conducting a significant part of our business. Any such results could materially harm our business and could result in a material adverse impact on the financial position, results of operations or cash flows.

Recent Accounting Pronouncements

See "Note 1 - The Company and Summary of Significant Accounting Policies" to the consolidated financial statements included in this report, regarding the impact of certain recent accounting pronouncements on our consolidated financial statements.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk relating to our investments and outstanding debt. We seek to reduce earnings volatility that may result from changes in interest rates.

As of December 31, 2016, approximately 16% of our total cash and investments was held in cash and cash equivalents. As such, changes in interest rates will impact interest income. As discussed below, fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates.

As of December 31, 2016, the balance of our government bond and corporate debt securities was $9.2 billion, which represented approximately 82% of our total cash and investments. Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate investment securities may be adversely impacted due to a rise in interest rates. In general, fixed-rate securities with longer maturities are subject to greater interest-rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest-rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease and may also suffer a decline in market value if interest rates increase. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. A 100 basis point increase or decrease in interest rates would not have a material impact on our financial assets or liabilities as of December 31, 2016.

As of December 31, 2016, we have $9.0 billion of outstanding senior notes, of which 91% bore interest at fixed rates. We entered into $2.4 billion of interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with $1.15 billion of our 2.2% senior notes due July 2019, $750 million of our 2.875% senior notes due July 2021, and $500 million of our 3.450% senior notes due July 2024 so that the interest payable on those notes effectively became variable based on LIBOR plus a spread. Further changes in interest rates will impact interest expense on any borrowings under our revolving credit facility, which bear interest at floating rates, and the interest rate on any commercial paper borrowings we make and any debt securities we may issue in the future and, accordingly, will impact interest expense. For additional details related to our debt, please see “Note 11 – Debt” to the consolidated financial statements included in this report.

Investment Risk

The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our cash equivalents and short-term and long-term investments in a variety of asset types, including bank deposits, government bonds and corporate debt securities.

As of December 31, 2016, our cost and equity method investments totaled $118 million, which represented approximately 1% of our total cash and investments, and were primarily related to equity method investments in privately held companies. We review our investments for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value is other-than-temporary. Our analysis includes a review of recent operating results and trends, recent sales/acquisitions of the securities in which we have invested and other publicly available data.

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

We have a foreign exchange exposure management program designed to identify material foreign currency exposures, manage these exposures and reduce the potential effects of currency fluctuations on our reported consolidated cash flows and results of operations through the purchase of foreign currency exchange contracts. The effectiveness of the program and resulting usage of foreign exchange derivative contracts is at times limited by our ability to achieve cash flow hedge accounting. Subsequent to the Distribution, fewer of our currency flows meet the U.S. GAAP criteria for cash flow hedge accounting. While, economically, we face the same currency risks, our statement of income is more subject to volatility due to currency fluctuations. These foreign currency exchange contracts are accounted for as derivative instruments; for additional details related to our derivative instruments, please see “Note 9 – Derivative Instruments” to our consolidated financial statements included in this report.

We use foreign exchange derivative contracts and invest non-U.S. cash in U.S. denominated investments to ultimately protect our forecasted U.S. dollar-equivalent earnings from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but do not entirely eliminate, the impact of adverse currency exchange rate movements. Most of these contracts are designated as cash flow hedges for accounting purposes. For qualifying cash flow hedges, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (“AOCI”) and subsequently reclassified into earnings in the same period the forecasted transaction affects earnings. The ineffective portion of the unrealized gains and losses on these contracts, if any, is recorded immediately in earnings. For contracts not designated as cash flow hedges for accounting purposes, the derivative’s gain or loss is recognized immediately in earnings in our consolidated statement of income. However, only certain revenue and costs are eligible for cash flow hedge accounting.

Certain of our foreign subsidiaries hold U.S. denominated marketable securities. The U.S. dollar/Euro is the primary foreign exchange exposure for these nonfunctional currency denominated marketable securities. These marketable securities are classified as available-for-sale and as such, fluctuations in the foreign exchange are recorded in accumulated other comprehensive income within the consolidated balance sheet. These fluctuations are subsequently reclassified from accumulated other comprehensive income to interest and other, net in the period in which the marketable securities are sold. The realized foreign exchange gains and losses on these securities offset a portion of the foreign exchange fluctuations in earnings for the company.

The following table illustrates the fair values of outstanding foreign exchange contracts designated as cash flow hedges and nonfunctional currency denominated marketable securities and the before-tax effect on fair values of a hypothetical adverse change in the foreign exchange rates that existed as of December 31, 2016. The sensitivities for foreign currency contracts and nonfunctional currency denominated marketable securities are based on a 20% adverse change in foreign exchange rates, against relevant functional currencies.

	Fair Value Asset/(Liability)	Fair Value Sensitivity (1)
	(In millions)
Foreign exchange contracts - Cash flow hedges	$64	$(126)
Marketable Securities	$878	$(176)

(1)
A hypothetical adverse change of 20% in the foreign exchange rates as of December 31, 2016, would have resulted in a before-tax loss of $126 million and $176 million to be recorded in AOCI related to foreign exchange contracts designated as cash flow hedges and nonfunctional currency denominated marketable securities.

Since our risk management programs are highly effective, the potential loss in value described above would be largely offset by changes in the value of the underlying exposure.

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

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $10 million as of

December 31, 2016 taking into consideration the offsetting effect of foreign exchange forwards in place as of December 31, 2016.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and accompanying notes listed in Part IV, Item 15(a)(1) of this Annual Report on Form 10-K are included elsewhere in this Annual Report on Form 10-K.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and our principal financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective as a result of the material weakness in our internal control over financial reporting discussed below.

Changes in internal controls. There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Material Weakness. In reviewing the accounting for certain transactions completed in December 2016 as part of the realignment of our legal structure described above under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Provision for Income Taxes,” our management identified a deficiency in our internal control over financial reporting that is described in Management’s Annual Report on Internal Control Over Financial Reporting. Our management has concluded that this deficiency constitutes a material weakness in our internal control over financial reporting. Nonetheless, we have concluded that this material weakness does not require a change in the fourth quarter or full year 2016 consolidated financial results that we released in January 2017, nor does it require a restatement of or change in our consolidated financial statements for any prior annual or interim period. We also developed a remediation plan for this material weakness, which is also described below.

Management’s Annual Report on Internal Control Over Financial Reporting. Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2016, due to the material weakness in our internal control over financial reporting discussed below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In reviewing the accounting for certain transactions completed in December 2016 as part of the realignment of our legal structure, our management identified a deficiency in the effectiveness of a control intended to properly document and review relevant facts and apply the appropriate tax accounting under accounting standards generally accepted in the United States of America, which impacted the Deferred tax asset and Income tax benefit accounts and related disclosures. This control deficiency resulted in an adjustment to our annual financial statements as of and for the year ended December 31, 2016. While the control deficiency did not result in a misstatement of our previously issued consolidated financial statements, the control deficiency could result in a material misstatement of the aforementioned account balances or disclosures that would result in a material misstatement in our annual or interim consolidated financial statements that would not be prevented or detected. Our management has concluded that the deficiency constitutes a material weakness in our internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.

Remediation Plan. Management has begun implementing a remediation plan to address the control deficiency that led to the material weakness. The remediation plan includes the following:

•	Implementing specific review procedures, including the added involvement of our chief tax officer in the review of tax accounting, designed to enhance our income tax control; and

•	Strengthening our income tax control with improved documentation standards, technical oversight and training

We currently plan to have our enhanced review procedures and documentation standards in place and operating in the first quarter of 2017. Our goal is to remediate this material weakness by the end of 2017, subject to there being sufficient opportunities to conclude, through testing, that the enhanced control is operating effectively.

ITEM 9B: OTHER INFORMATION

Not applicable.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2016.

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

ITEM 11: EXECUTIVE COMPENSATION

Incorporated by reference from our Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2016.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2016.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2016.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from our Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2016.

PART IV

Item 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements:
Page Number
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheet	F-2
Consolidated Statement of Income	F-3
Consolidated Statement of Comprehensive Income	F-4
Consolidated Statement of Stockholders’ Equity	F-5
Consolidated Statement of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-8

2. Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts	F-43
All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

3. Exhibits Required by Item 601 of Regulation S-K
The information required by this Item is set forth in the Index of Exhibits that follows the signature page of this Annual Report.	F-46

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of eBay Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of eBay Inc. and its subsidiaries as of December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the ineffectiveness of a control intended to properly document and review relevant facts and apply the appropriate tax accounting under accounting standards generally accepted in the United States of America existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 6, 2017

PART II: FINANCIAL INFORMATION

Item 8:	Financial Statements
eBay Inc.
CONSOLIDATED BALANCE SHEET

	December 31,
	2016	2015
	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$1,816	$1,832
Short-term investments	5,333	4,299
Accounts receivable, net	592	619
Other current assets	1,134	1,154
Total current assets	8,875	7,904
Long-term investments	3,969	3,391
Property and equipment, net	1,516	1,554
Goodwill	4,501	4,451
Intangible assets, net	102	90
Deferred tax asset, non-current	4,608	—
Other assets	276	365
Total assets	$23,847	$17,755
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$1,451	$—
Accounts payable	283	349
Accrued expenses and other current liabilities	1,893	1,736
Deferred revenue	110	106
Income taxes payable	110	72
Total current liabilities	3,847	2,263
Deferred and other tax liabilities, net	1,888	2,092
Long-term debt	7,509	6,749
Other liabilities	64	75
Total liabilities	13,308	11,179
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value; 3,580 shares authorized; 1,087 and 1,184 shares outstanding	2	2
Additional paid-in capital	14,907	14,538
Treasury stock at cost, 557 and 443 shares	(19,205)	(16,203)
Retained earnings	14,959	7,713
Accumulated other comprehensive income	(124)	526
Total stockholders’ equity	10,539	6,576
Total liabilities and stockholders’ equity	$23,847	$17,755

The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2016	2015	2014
	(In millions, except per share amounts)
Net revenues	$8,979	$8,592	$8,790
Cost of net revenues	2,007	1,771	1,663
Gross profit	6,972	6,821	7,127
Operating expenses:
Sales and marketing	2,368	2,267	2,442
Product development	1,114	923	983
General and administrative	900	1,122	889
Provision for transaction losses	231	271	262
Amortization of acquired intangible assets	34	41	75
Total operating expenses	4,647	4,624	4,651
Income from operations	2,325	2,197	2,476
Interest and other, net	1,326	209	39
Income from continuing operations before income taxes	3,651	2,406	2,515
Income tax benefit (provision)	3,634	(459)	(3,380)
Income (loss) from continuing operations	$7,285	$1,947	$(865)
Income (loss) from discontinued operations, net of income taxes	(19)	(222)	911
Net income	$7,266	$1,725	$46

Income (loss) per share - basic:
Continuing operations	$6.43	$1.61	$(0.69)
Discontinued operations	(0.02)	(0.18)	0.73
Net income per share - basic	$6.41	$1.43	$0.04

Income (loss) per share - diluted:
Continuing operations	$6.37	$1.60	$(0.69)
Discontinued operations	(0.02)	(0.18)	0.73
Net income per share - diluted	$6.35	$1.42	$0.04

Weighted average shares:
Basic	1,133	1,208	1,251
Diluted	1,144	1,220	1,251

The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Net income	$7,266	$1,725	$46
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation loss	(185)	(431)	(323)
Unrealized gains (losses) on investments, net	(794)	(187)	108
Tax benefit (expense) on unrealized gains (losses) on investments, net	314	56	(37)
Unrealized gains (losses) on hedging activities, net	18	(65)	274
Tax benefit (expense) on unrealized gains (losses) on hedging activities, net	(3)	(6)	(7)
Other comprehensive income (loss), net of tax	(650)	(633)	15
Comprehensive income	$6,616	$1,092	$61

The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Common stock:
Balance, beginning of year	$2	$2	$2
Common stock issued	—	—	—
Common stock repurchased/forfeited	—	—	—
Balance, end of year	2	2	2
Additional paid-in-capital:
Balance, beginning of year	14,538	13,887	13,031
Common stock and stock-based awards issued and assumed	102	230	298
Tax withholdings related to net share settlements of restricted stock awards and units	(121)	(245)	(252)
Stock-based compensation	416	576	693
Stock-based awards tax impact	5	90	117
Other	(33)	—	—
Balance, end of year	14,907	14,538	13,887
Treasury stock at cost:
Balance, beginning of year	(16,203)	(14,054)	(9,396)
Common stock repurchased	(3,002)	(2,149)	(4,658)
Balance, end of year	(19,205)	(16,203)	(14,054)
Retained earnings:
Balance, beginning of year	7,713	18,900	18,854
Net income	7,266	1,725	46
Distribution of PayPal	(20)	(12,912)	—
Balance, end of year	14,959	7,713	18,900
Accumulated other comprehensive income:
Balance, beginning of year	526	1,171	1,156
Change in unrealized gains (losses) on investments	(794)	(187)	108
Change in unrealized gains (losses) on derivative instruments	18	(65)	274
Foreign currency translation adjustment	(185)	(431)	(323)
Tax benefit (provision) on above items	311	50	(44)
Distribution of PayPal	—	(12)	—
Balance, end of year	(124)	526	1,171
Total stockholders’ equity	$10,539	$6,576	$19,906
Number of shares:
Common stock - shares outstanding:
Balance, beginning of year	1,184	1,224	1,294
Common stock issued	22	19	18
Common stock repurchased/forfeited	(119)	(59)	(88)
Balance, end of year	1,087	1,184	1,224

The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Cash flows from operating activities:
Net income	$7,266	$1,725	$46
(Income) loss from discontinued operations, net of income taxes	19	222	(911)
Adjustments:
Provision for transaction losses	231	271	262
Depreciation and amortization	682	687	682
Stock-based compensation	416	379	344
Gain on sale of investments and other, net	(1,236)	(195)	(12)
Deferred income taxes	(4,556)	(32)	2,744
Excess tax benefits from stock-based compensation	(15)	(74)	(75)
Changes in assets and liabilities, net of acquisition effects
Accounts receivable	(48)	(105)	51
Other current assets	23	(143)	(36)
Other non-current assets	94	143	(3)
Accounts payable	(28)	226	81
Accrued expenses and other liabilities	(130)	(202)	(81)
Deferred revenue	4	9	4
Income taxes payable and other tax liabilities	105	(34)	132
Net cash provided by continuing operating activities	2,827	2,877	3,228
Net cash provided by (used in) discontinued operating activities	(1)	1,156	2,449
Net cash provided by operating activities	2,826	4,033	5,677
Cash flows from investing activities:
Purchases of property and equipment	(626)	(668)	(622)
Purchases of investments	(11,212)	(6,744)	(8,752)
Maturities and sales of investments	10,063	6,781	8,115
Acquisitions, net of cash acquired	(212)	(24)	(55)
Other	(21)	(18)	(11)
Net cash used in continuing investing activities	(2,008)	(673)	(1,325)
Net cash used in discontinued investing activities	—	(2,938)	(1,348)
Net cash used in investing activities	(2,008)	(3,611)	(2,673)
Cash flows from financing activities:
Proceeds from issuance of common stock	102	221	300
Repurchases of common stock	(2,943)	(2,149)	(4,658)
Excess tax benefits from stock-based compensation	15	74	75
Tax withholdings related to net share settlements of restricted stock awards and units	(121)	(245)	(252)
Proceeds from issuance of long-term debt, net	2,216	—	3,482
Repayment of debt	(20)	(850)	—
Other	7	(11)	6
Net cash used in continuing financing activities	(744)	(2,960)	(1,047)
Net cash provided by (used in) discontinued financing activities	—	(1,594)	25
Net cash used in financing activities	(744)	(4,554)	(1,022)
Effect of exchange rate changes on cash and cash equivalents	(90)	(364)	(148)
Net increase (decrease) in cash and cash equivalents	(16)	(4,496)	1,834
Cash and cash equivalents at beginning of period	1,832	6,328	4,494
Cash and cash equivalents at end of period	$1,816	$1,832	$6,328
Less: Cash and cash equivalents of discontinued operations - Enterprise	—	—	29
Less: Cash and cash equivalents of discontinued operations - PayPal	—	—	2,194
Cash and cash equivalents of continuing operations at end of period	$1,816	$1,832	$4,105

Supplemental cash flow disclosures:
Cash paid for interest	$220	$175	$99
Cash paid for income taxes	$492	$256	$343
The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – The Company and Summary of Significant Accounting Policies

The Company

eBay Inc. is a global commerce leader, which includes our Marketplace, StubHub and Classifieds platforms. Our Marketplace platforms include our online marketplace located at www.ebay.com, its localized counterparts and the eBay mobile apps. Our StubHub platforms include our online ticket platform located at www.stubhub.com, the StubHub mobile apps and Ticketbis. Our Classifieds platforms include a collection of brands such as Mobile.de, Kijiji, Gumtree, Marktplaats, eBay Kleinanzeigen and others.

When we refer to “we,” “our,” “us” or “eBay” in this document, we mean the current Delaware corporation (eBay Inc.) and its California predecessor, as well as all of our consolidated subsidiaries, unless otherwise expressly stated or the context otherwise requires.

In 2015, we completed the distribution of 100% of the outstanding common stock of PayPal Holdings, Inc. (“PayPal”) to our stockholders (the “Distribution”) and closed the sale of our former Enterprise segment (“Enterprise”). As a result, the financial results and related assets and liabilities of PayPal and Enterprise were retrospectively reflected as discontinued operations in our consolidated statement of income and consolidated balance sheet. See “Note 4 - Discontinued Operations” for additional information.

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

Principles of consolidation and basis of presentation

The accompanying financial statements are consolidated and include the financial statements of eBay Inc., our wholly and majority-owned subsidiaries and variable interest entities (“VIE”) where we are the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. Minority interests are recorded as a noncontrolling interest. A qualitative approach is applied to assess the consolidation requirement for VIEs. Investments in entities where we hold at least a 20% ownership interest and have the ability to exercise significant influence, but not control, over the investee are accounted for using the equity method of accounting. For such investments, our share of the investees’ results of operations is included in interest and other, net and our investment balance is included in long-term investments. Investments in entities where we hold less than a 20% ownership interest are generally accounted for using the cost method of accounting, and our share of the investees’ results of operations is included in our consolidated statement of income to the extent dividends are received.

We have evaluated all subsequent events through the date the consolidated financial statements were issued.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue recognition

We generate net transaction revenues primarily from final value fees and listing fees paid by sellers. Final value fee revenues are recognized at the time that the transaction is successfully closed, while listing fee revenues are recognized ratably over the estimated period of the listing. An auction transaction is considered successfully closed when at least one buyer has bid above the seller’s specified minimum price or reserve price, whichever is higher, at the end of the transaction term.

Our marketing services revenues are derived principally from the sale of advertisements, revenue sharing arrangements, classifieds fees, marketing service fees and lead referral fees. Our advertising revenues are derived principally from the sale of online advertisements. The duration of our advertising contracts has ranged from one week to five years, but is generally one week to one year. Advertising revenues on contracts are recognized as “impressions” (i.e., the number of times that an advertisement appears in pages viewed by users of our platforms) are delivered, or as “clicks” (which are generated each time users on our platforms click through our advertisements to an advertiser’s designated website) are provided to advertisers. For contracts with minimum monthly or quarterly advertising commitments where the fee and commitments are fixed throughout the term, we recognize revenue ratably over the term of the agreement. We also may enter into arrangements to purchase services from certain customers and if the service is not considered an identifiable benefit that is separable from the customer’s purchase of our services or for which we cannot reasonably estimate fair value, the fees paid to the customer are recorded as a reduction in revenue. Some of our advertising contracts consist of multiple elements which generally include a blend of various impressions and clicks as well as other marketing deliverables. Where neither vendor-specific objective evidence nor third-party evidence of selling price exists, we use management’s best estimate of selling price (“BESP”) to allocate arrangement consideration on a relative basis to each element. BESP is generally based on the selling prices of the various elements when they are sold to customers of a similar nature and geography on a stand-alone basis or estimated stand-alone pricing when the element has not previously been sold on a stand-alone basis. These estimates are generally based on pricing strategies, market factors and strategic objectives. Revenues related to revenue sharing arrangements are recognized based on revenue reports received from our partners, provided that collectability is reasonably assured. Revenues related to fees for listing items on our Classifieds platforms are recognized over the estimated period of the classified listing. Lead referral fee revenue is generated from lead referral fees based on the number of times users click through to a merchant’s website from our platforms. Lead referral fees are recognized in the period in which a user clicks through to the merchant’s website.

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

Internal use software and platform development costs

Direct costs incurred to develop software for internal use and platform development costs are capitalized and amortized over an estimated useful life of one to five years. During the years ended December 31, 2016 and 2015, we capitalized costs, primarily related to labor and stock-based compensation, of $137 million and $136 million, respectively. Amortization of previously capitalized amounts was $149 million, $110 million and $115 million for 2016, 2015 and 2014, respectively. Costs related to the design or maintenance of internal use software and platform development are expensed as incurred.

Advertising expense

We expense the costs of producing advertisements at the time production occurs and expense the cost of communicating advertisements in the period during which the advertising space or airtime is used, in each case as sales and marketing expense. Internet advertising expenses are recognized based on the terms of the individual agreements, which are generally over the greater of the ratio of the number of impressions delivered over the total number of contracted impressions, on a pay-per-click basis, or on a straight-line basis over the term of the contract. Advertising expense totaled $1.2 billion, $1.0 billion and $1.0 billion for the years ended December 31, 2016, 2015 and 2014, respectively.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based compensation

We have equity incentive plans under which we grant equity awards, including stock options, restricted stock units, performance-based restricted stock units, and performance share units, to our directors, officers and employees. We primarily issue restricted stock units. We determine compensation expense associated with restricted stock units based on the fair value of our common stock on the date of grant. We determine compensation expense associated with stock options based on the estimated grant date fair value method using the Black-Scholes valuation model. We generally recognize compensation expense using a straight-line amortization method over the respective vesting period for awards that are ultimately expected to vest. Accordingly, stock-based compensation expense for 2016, 2015 and 2014 has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures. We recognize a benefit from stock-based compensation in equity to the extent that an incremental tax benefit is realized by following the ordering provisions of the tax law. In addition, we account for the indirect effects of stock-based compensation on the research tax credit and the foreign tax credit through our consolidated statement of income.

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

Cash and cash equivalents

Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less when purchased and are primarily comprised of bank deposits, certificates of deposit and commercial paper.

Allowance for doubtful accounts and authorized credits

We record our allowance for doubtful accounts based upon our assessment of various factors. We consider historical experience, the age of the accounts receivable balances, current economic conditions and other factors that may affect our customers’ ability to pay. The allowance for doubtful accounts and authorized credits was $81 million and $84 million as of December 31, 2016 and 2015, respectively.

Investments

Short-term investments, which may include marketable equity securities, time deposits, certificates of deposit, government bonds and corporate debt securities with original maturities of greater than three months but less than one year when purchased, are classified as available-for-sale and are reported at fair value using the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a component of other comprehensive income (loss), net of related estimated income tax provisions or benefits.

Long-term investments may include marketable government bonds and corporate debt securities, time deposits, certificates of deposit and cost and equity method investments. Debt securities are classified as available-for-sale and are reported at fair value using the specific identification method. Unrealized gains and losses on our available-

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for-sale investments are excluded from earnings and reported as a component of other comprehensive income (loss), net of related estimated income tax provisions or benefits.

Our equity method investments are primarily investments in privately-held companies. Our consolidated results of operations include, as a component of interest and other, net, our share of the net income or loss of the equity method investments. Our share of investees’ results of operations is not significant for any period presented. Our cost method investments consist of investments in privately held companies and are recorded at cost. Amounts received from our cost method investees were not material to any period presented.

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

Goodwill and intangible assets

Goodwill is tested for impairment at a minimum on an annual basis. Goodwill is tested for impairment at the reporting unit level. A qualitative assessment can be performed to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. The fair values of the reporting units are estimated using income and market approaches. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The discounted cash flow method, a form of the income approach, uses expected future operating results and a market participant discount rate. The market approach uses comparable company prices and other relevant information generated by market transactions (either publicly traded entities or merger and acquisitions) to develop pricing metrics to be applied to historical and expected future operating results of our reporting units. Failure to achieve these expected results, changes in the discount rate or market pricing metrics may cause a future impairment of goodwill at the reporting unit. We conducted our annual impairment test of goodwill as of August 31, 2016 and 2015. Additionally, we evaluated impairment based on the significant activities regarding the Distribution and Enterprise divestiture during 2015. See “Note 4 - Discontinued Operations” for further detail. As a result of this test, we determined that no further adjustment to the carrying value of goodwill for any reporting units was required.

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

Impairment of long-lived assets

We evaluate long-lived assets (including intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate. In 2016, 2015 and 2014, no impairment was noted.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign currency

Most of our foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities are translated into U.S. dollars using exchange rates prevailing at the balance sheet date, while revenues and expenses are translated at average exchange rates during the year. Gains and losses resulting from the translation of our consolidated balance sheet are recorded as a component of accumulated other comprehensive income.

Gains and losses from foreign currency transactions are recognized as interest and other, net.

Derivative instruments

We use derivative financial instruments, primarily forwards, options and swaps, to hedge certain foreign currency and interest rate exposures. We may also use other derivative instruments not designated as hedges, such as forwards to hedge foreign currency balance sheet exposures. We do not use derivative financial instruments for trading purposes. See “Note 9 - Derivative Instruments” for a full description of our derivative instrument activities and related accounting policies.

Concentration of credit risk

Our cash, cash equivalents, accounts receivable and derivative instruments are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. Our accounts receivable are derived from revenue earned from customers. In each of the years ended December 31, 2016, 2015 and 2014, no customer accounted for more than 10% of net revenues. Our derivative instruments expose us to credit risk to the extent that our counterparties may be unable to meet the terms of the agreements.

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

In 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to revenue recognition. This new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition guidance provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. In 2016, the FASB issued several amendments to the standard, including principal versus agent considerations when another party is involved in providing goods or services to a customer and the application of identifying performance obligations. While we continue to assess all potential impacts of the standard, we currently believe there will be an impact related to timing and measurement of certain fees paid by sellers based on identification of performance obligations and whether certain services would be considered a material right. In addition, we are currently assessing whether the principal versus agent considerations would change how we present revenue, specifically in our advertising and shipping arrangements. Further, we believe incentives such as coupons and rewards provided to our users could potentially be recognized as an expense which we generally record as a reduction of revenue under current guidance. The standard is required to be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We have not yet selected the transition method. The Company will adopt the new revenue standards in its first quarter of 2018.

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

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In 2016, the FASB issued new guidance to revise aspects of stock-based compensation guidance which include income tax consequences, classification of awards as equity or liabilities, and classification on the statement of cash flows. The Company will adopt the new standard in the first quarter of 2017. Notwithstanding the effects of stock market volatility, we do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

In 2016, the FASB issued new guidance which clarifies the classification of certain cash receipts and cash payments in the statement of cash flows, including debt prepayment or extinguishment costs, settlement of contingent consideration arising from a business combination, insurance settlement proceeds, and distributions from certain equity method investees. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. While we continue to assess the potential impact of this standard, we do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In 2016, the FASB issued new guidance which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. This removes the exception to postpone recognition until the asset has been sold to an outside party. This standard is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods, with early adoption is permitted. It is required to be applied on a modified retrospective basis through a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. We are evaluating the impact of adopting this new accounting guidance on our consolidated financial statements.

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

The following table presents the computation of basic and diluted net income (loss) per share (in millions, except per share amounts):

	Year Ended December 31,
	2016	2015	2014
Numerator:
Income (loss) from continuing operations	$7,285	$1,947	$(865)
Income (loss) from discontinued operations, net of income taxes	(19)	(222)	911
Net income	$7,266	$1,725	$46
Denominator:
Weighted average shares of common stock - basic	1,133	1,208	1,251
Dilutive effect of equity incentive awards	11	12	—
Weighted average shares of common stock - diluted	1,144	1,220	1,251
Income (loss) per share - basic:
Continuing operations	$6.43	$1.61	$(0.69)
Discontinued operations	(0.02)	(0.18)	0.73
Net income per share - basic	$6.41	$1.43	$0.04
Income (loss) per share - diluted:
Continuing operations	$6.37	$1.60	$(0.69)
Discontinued operations	(0.02)	(0.18)	0.73
Net income per share - diluted	$6.35	$1.42	$0.04
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	8	2	54

Note 3 – Business Combinations and Divestitures

Business Combinations

During 2016, we completed six acquisitions — Cargigi Inc., Expertmaker, SalesPredict, Ticketbis, Ticket Utils and Corrigon Ltd. — for an aggregate purchase consideration of approximately $212 million, consisting of cash. We believe these acquisitions will help us build a better user experience, improve discoverability and grow our international presence. Acquisition activity in 2015 was immaterial.

The consolidated financial statements include the operating results of acquired businesses from the date of each acquisition. Pro forma results of operations for these acquisitions have not been presented because the effect of the acquisitions were not material to our financial results.

The aggregate purchase consideration of our 2016 acquisitions was allocated as follows:

	Ticketbis	Other	Total
Purchased intangible assets	$48	$28	$76
Goodwill	128	57	185
Net liabilities	(35)	(14)	(49)
Total	$141	$71	$212

These allocations have been prepared on a preliminary basis and changes to these allocations may occur as additional information becomes available. We generally do not expect goodwill to be deductible for income tax purposes.

Divestitures

Divestiture activity in 2016 was immaterial. During 2015, we completed the Distribution of PayPal and the sale of Enterprise. See “Note 4 - Discontinued Operations” for additional information.

Note 4 — Discontinued Operations

On June 26, 2015, our Board approved the separation of PayPal through the Distribution. To consummate the Distribution, our Board declared a pro rata dividend of PayPal Holdings, Inc. common stock to eBay’s stockholders of record as of the close of business on July 8, 2015 (the “Record Date”). Each eBay stockholder received one (1) share of PayPal Holdings, Inc. common stock for every share of eBay common stock held at the close of business on the Record Date. The Distribution occurred on July 17, 2015. Immediately following the Distribution, PayPal became an independent, publicly traded company listed on The NASDAQ Stock Market under the ticker “PYPL.” eBay continues to trade on The NASDAQ Stock Market under the ticker “EBAY.” We classified the financial results of PayPal as discontinued operations in our consolidated statement of income. Additionally, the related assets and liabilities associated with the discontinued operations were classified as discontinued operations in our consolidated balance sheet. In connection with the Distribution, we reviewed our capital allocation strategy to ensure that each of PayPal and eBay would be well capitalized at Distribution. As part of this strategy, we contributed approximately $3.8 billion of cash to PayPal.

In 2015, our Board approved a plan to sell Enterprise. Based on the expected sales proceeds, we recorded a goodwill impairment of $786 million in 2015. On July 16, 2015, we signed a definitive agreement to sell Enterprise for $925 million and on November 2, 2015, the sale closed. We recorded a loss of $35 million upon closing included within income (loss) from discontinued operations, net of income taxes. We have classified the results of Enterprise as discontinued operations in our consolidated statement of income. Additionally, the related assets and liabilities were classified as discontinued operations in our consolidated balance sheet.

The financial results of PayPal and Enterprise are presented as income (loss) from discontinued operations, net of income taxes in our consolidated statement of income. The following table presents financial results of PayPal and Enterprise (in millions):

	Year Ended December 31,
	2016	2015 (1)	2014
PayPal income (loss) from discontinued operations, net of income taxes	$(10)	$516	$1,024
Enterprise loss from discontinued operations, net of income taxes	(9)	(738)	(113)
Income (loss) from discontinued operations, net of income taxes	$(19)	$(222)	$911

(1)	Includes PayPal financial results from January 1, 2015 to July 17, 2015 and Enterprise financial results from January 1, 2015 to November 2, 2015.

The following table presents cash flows of PayPal and Enterprise (in millions):

	Year Ended December 31,
	2016	2015 (1)	2014
PayPal net cash provided by (used in) discontinued operating activities	$(1)	$1,252	$2,280
Enterprise net cash provided by (used in) discontinued operating activities	—	(96)	169
Net cash provided by discontinued operating activities	$(1)	$1,156	$2,449

PayPal net cash used in discontinued investing activities	$—	$(3,725)	$(1,218)
Enterprise net cash provided by (used in) discontinued investing activities	—	787	(130)
Net cash used in discontinued investing activities	$—	$(2,938)	$(1,348)

PayPal net cash provided by (used in) discontinued financing activities (2)	$—	$(1,594)	$40
Enterprise net cash used in discontinued financing activities	—	—	(15)
Net cash provided by (used in) discontinued financing activities	$—	$(1,594)	$25

(1)	Includes PayPal financial results from January 1, 2015 to July 17, 2015 and Enterprise financial results from January 1, 2015 to November 2, 2015.

(2)	Includes $1.6 billion of PayPal cash and cash equivalents as of July 17, 2015.

PayPal

The following table presents financial results of PayPal (in millions):

	Year Ended December 31,
	2016	2015 (1)	2014
Net revenues	$—	$4,793	$7,895
Cost of net revenues	—	1,918	3,140
Gross profit	—	2,875	4,755
Operating expenses:
Sales and marketing	—	534	1,027
Product development	—	527	879
General and administrative	23	741	892
Provision for transaction and loan losses	—	418	688
Amortization of acquired intangible assets	—	30	53
Total operating expenses	23	2,250	3,539
Income (loss) from operations of discontinued operations	(23)	625	1,216
Interest and other, net	—	1	(7)
Income (loss) from discontinued operations before income taxes	(23)	626	1,209
Income tax benefit (provision)	13	(110)	(185)
Income (loss) from discontinued operations, net of income taxes	$(10)	$516	$1,024

(1)	Includes PayPal financial results from January 1, 2015 to July 17, 2015.

Enterprise

The following table presents financial results of Enterprise (in millions):

	Year Ended December 31,
	2016	2015 (1)	2014
Net revenues	$—	$904	$1,217
Cost of net revenues	—	654	929
Gross profit	—	250	288
Operating expenses:
Sales and marketing	—	95	118
Product development	—	91	138
General and administrative	8	118	62
Provision for transaction losses	—	12	8
Amortization of acquired intangible assets	—	70	140
Goodwill impairment	—	786	—
Total operating expenses	8	1,172	466
Loss from operations of discontinued operations	(8)	(922)	(178)
Interest and other, net	—	1	(15)
Pretax loss on disposal of the discontinued operation	—	(35)	—
Loss from discontinued operations before income taxes	(8)	(956)	(193)
Income tax benefit (provision)	(1)	218	80
Loss from discontinued operations, net of income taxes	$(9)	$(738)	$(113)

(1)	Includes Enterprise financial results from January 1, 2015 to November 2, 2015.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5 – Goodwill and Intangible Assets

Goodwill

The following table presents goodwill activity for the years ended December 31, 2016 and 2015 (in millions):

	December 31, 2014	Goodwill Acquired	Adjustments	December 31, 2015	Goodwill Acquired	Adjustments	December 31, 2016
Goodwill	$4,671	23	(243)	$4,451	185	(135)	$4,501

The adjustments to goodwill during the years ended December 31, 2016 and 2015 were primarily due to foreign currency translation. There were no impairments to goodwill in 2016 and 2015.

Intangible Assets

The components of identifiable intangible assets are as follows (in millions, except years):

	December 31, 2016				December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Intangible assets:
Customer lists and user base	$434	$(393)	$41	5	$419	$(399)	$20	5
Marketing-related	568	(555)	13	5	594	(570)	24	5
Developed technologies	263	(229)	34	3	238	(215)	23	4
All other	154	(140)	14	4	157	(134)	23	4
Total	$1,419	$(1,317)	$102		$1,408	$(1,318)	$90

Amortization expense for intangible assets was $56 million, $66 million and $120 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Expected future intangible asset amortization as of December 31, 2016 is as follows (in millions):

Fiscal year:
2017	$61
2018	27
2019	10
2020	4
Thereafter	—
Total	$102

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6 – Segments

We have one operating and reportable segment. Our chief operating decision maker reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. In 2015, we classified the results of Enterprise, formerly our Enterprise segment, and the results of PayPal, formerly our Payments segment, as discontinued operations in our consolidated statement of income. See “Note 4 - Discontinued Operations” for additional information.

The following table sets forth the breakdown of net revenues by type (in millions):

	Year Ended December 31,
	2016	2015	2014
Net revenues by type:
Net transaction revenues:
Marketplace	$6,107	$6,103	$6,351
StubHub	937	725	629
Total net transaction revenues	7,044	6,828	6,980
Marketing services and other revenues:
Marketplace	1,137	1,078	1,103
Classifieds	791	703	716
StubHub, Corporate and other	7	(17)	(9)
Total marketing services and other revenues	1,935	1,764	1,810
Total net revenues	$8,979	$8,592	$8,790

The following tables summarize the allocation of net revenues and long-lived tangible assets based on geography (in millions):

	Year Ended December 31,
	2016	2015	2014
Net revenues by geography:
U.S.	$3,866	$3,624	$3,525
United Kingdom	1,315	1,403	1,464
Germany	1,340	1,310	1,511
Rest of world	2,458	2,255	2,290
Total net revenues	$8,979	$8,592	$8,790

	As of December 31,
	2016	2015
Long-lived tangible assets by geography:
U.S.	$1,643	$1,668
International	154	116
Total long-lived tangible assets	$1,797	$1,784

Net revenues, inclusive of the effects of foreign exchange during each period, are attributed to U.S. and international geographies primarily based upon the country in which the seller, platform that displays advertising, other service provider, or customer, as the case may be, is located. Long-lived assets attributed to the U.S. and international geographies are based upon the country in which the asset is located or owned.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7 – Investments
The following tables summarize the unrealized gains and losses and estimated fair value of our investments classified as available-for-sale as of December 31, 2016 and 2015 (in millions):

	December 31, 2016
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Restricted cash	$19	$—	$—	$19
Corporate debt securities	5,203	44	(1)	5,246
Government and agency securities	63	5	—	68
	$5,285	$49	$(1)	$5,333
Long-term investments:
Corporate debt securities	3,848	15	(12)	3,851
	$3,848	$15	$(12)	$3,851

	December 31, 2015
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Restricted cash	$28	$—	$—	$28
Corporate debt securities	3,302	1	(16)	3,287
Government and agency securities	55	—	—	55
Equity instruments	9	920	—	929
	$3,394	$921	$(16)	$4,299
Long-term investments:
Corporate debt securities	3,327	7	(67)	3,267
	$3,327	$7	$(67)	$3,267

In the fourth quarter of 2016, we sold our equity holdings of MercadoLibre, Inc., which was included in our short-term marketable equity instruments for net proceeds of $1.3 billion. The pre-tax gain of $1.3 billion was reclassified out of accumulated other comprehensive income into interest and other, net on our consolidated statement of income.

Investment securities in a continuous loss position for greater than 12 months had an estimated fair value $123 million and an immaterial amount of unrealized losses as of December 31, 2016 and an estimated fair value of $769 million and unrealized losses of $40 million as of December 31, 2015. As of December 31, 2016, these securities had a weighted average remaining duration of approximately 12 months. Refer to “Note 17 - Accumulated Other Comprehensive Income” for amounts reclassified to earnings from unrealized gains and losses.

Our fixed-income investments consist of predominantly investment grade corporate debt securities and government and agency securities that have a maximum maturity of five years. The corporate debt and government and agency securities that we invest in are generally deemed to be low risk based on their credit ratings from the major rating agencies. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As interest rates increase, those securities purchased at a lower yield show a mark-to-market unrealized loss. The unrealized losses are due primarily to changes in credit spreads and interest rates. We regularly review investment securities for other-than-temporary impairment using both qualitative and quantitative criteria. We presently do not intend to sell any of the securities in an unrealized loss position and expect to realize the full value of all these investments upon maturity or sale. Restricted cash is held primarily in interest bearing accounts for letters of credit primarily related to our global sabbatical program and various lease arrangements.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair values of our short-term and long-term investments classified as available-for-sale by date of contractual maturity as of December 31, 2016 are as follows (in millions):

December 31, 2016
One year or less (including restricted cash of $19)	$5,333
One year through two years	1,533
Two years through three years	1,776
Three years through four years	180
Four years through five years	362
Thereafter	—
Total	$9,184

Equity and cost method investments
We have made multiple equity and cost method investments which are reported in long-term investments on our consolidated balance sheet. As of December 31, 2016 and 2015, our equity and cost method investments totaled $118 million and $124 million, respectively. In 2016, we sold a portion of our equity interest in Jasper Infotech Private Limited (“Snapdeal”). In 2015, we sold our equity interest in craigslist, Inc., a portion of our equity interest in Snapdeal and our entire interest in Baixing Holdings Limited. The resulting gains are recorded in interest and other, net on our consolidated statement of income.

Note 8 – Fair Value Measurement of Assets and Liabilities

The following tables present our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015 (in millions):

	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash and cash equivalents	$1,816	$1,816	$—
Short-term investments:
Restricted cash	19	19	—
Corporate debt securities	5,246	—	5,246
Government and agency securities	68	—	68
Total short-term investments	5,333	19	5,314
Derivatives	154	—	154
Long-term investments:
Corporate debt securities	3,851	—	3,851
Total long-term investments	3,851	—	3,851
Total financial assets	$11,154	$1,835	$9,319

Liabilities:
Derivatives	$48	$—	$48

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash and cash equivalents	$1,832	$1,664	$168
Short-term investments:
Restricted cash	28	28	—
Corporate debt securities	3,287	—	3,287
Government and agency securities	55	—	55
Equity instruments	929	929	—
Total short-term investments	4,299	957	3,342
Derivatives	97	—	97
Long-term investments:
Corporate debt securities	3,267	—	3,267
Total long-term investments	3,267	—	3,267
Total financial assets	$9,495	$2,621	$6,874

Liabilities:
Derivatives	$25	$—	$25

Our financial assets and liabilities are valued using market prices on both active markets (“Level 1”) and less active markets (“Level 2”). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. The majority of our derivative instruments are valued using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as equity prices, interest rate yield curves, option volatility and currency rates. We did not have any transfers of financial instruments between valuation levels during 2016 or 2015.

Cash and cash equivalents are short-term, highly liquid investments with original or remaining maturities of three months or less when purchased and are primarily comprised of bank deposits, certificates of deposit and commercial paper.

In addition, we had cost and equity method investments of approximately $118 million and $124 million included in long-term investments on our consolidated balance sheet as of December 31, 2016 and 2015, respectively.

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

Foreign Exchange Contracts

We transact business in various foreign currencies and have significant international revenues as well as costs denominated in foreign currencies, which subjects us to foreign currency risk. We use foreign currency exchange contracts, primarily short-term in nature, generally one month to one year in duration but with maturities up to 18 months, to reduce the volatility of cash flows primarily related to forecasted revenues, expenses, assets and liabilities denominated in foreign currencies. The objective of the foreign exchange contracts is to better ensure that ultimately the U.S. dollar-equivalent cash flows are not adversely affected by changes in the applicable U.S. dollar/foreign currency exchange rate. For derivative instruments that are designated as cash flow hedges, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings in the same period the forecasted transaction affects earnings. The ineffective portion of the unrealized gains and losses on these contracts, if any, is recorded immediately in earnings. We evaluate the effectiveness of our foreign exchange contracts on a quarterly basis. We do not use any foreign exchange contracts for trading purposes. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Unrealized gains and losses in AOCI associated with such derivative instruments are immediately reclassified into earnings.

As of December 31, 2016, we have estimated that approximately $51 million of net derivative gains related to our cash flow hedges included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months. For our derivative instruments designated as cash flow hedges, the amounts recognized in earnings related to the ineffective portion were not material in each of the periods presented, and we did not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness.

Interest Rate Contracts

In connection with the July 2014 issuance of our fixed rate notes due 2019, 2021 and 2024, we entered into certain interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with $2.4 billion of these notes so that the interest payable on these senior notes effectively became variable based on London InterBank Offered Rate (“LIBOR”) plus a spread. We have designated these swap agreements as qualifying hedging instruments and are accounting for them as fair value hedges. These transactions are characterized as fair value hedges for financial accounting purposes because they protect us against changes in the fair value of certain of our fixed rate borrowings due to benchmark interest rate movements. Changes in the fair values of these interest rate swap agreements are recognized in other assets or other liabilities with a corresponding increase or decrease in long-term debt. Each quarter we pay interest based on LIBOR plus a spread to the counterparty and on a semi-annual basis receive interest from the counterparty per the fixed rate of these senior notes. The net amount is recognized as interest expense in interest and other, net. The ineffective portion of the unrealized gains and losses on these contracts, if any, is recorded immediately in earnings. We evaluate the effectiveness of our contracts on a quarterly basis. We do not use any interest rate swap agreements for trading purposes.

For our derivative instruments designated as fair value hedges, the amounts recognized in earnings related to the ineffective portion were not material in each of the periods presented, and we did not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Derivative Contracts

The fair values of our outstanding derivative instruments as of December 31, 2016 and 2015 were as follows (in millions):

	Balance Sheet Location	December 31, 2016	December 31, 2015
Derivative Assets:
Foreign exchange contracts designated as cash flow hedges	Other Current Assets	$67	$42
Foreign exchange contracts not designated as hedging instruments	Other Current Assets	64	14
Interest rate contracts designated as fair value hedges	Other Assets	23	41
Total derivative assets		$154	$97

Derivative Liabilities:
Foreign exchange contracts designated as cash flow hedges	Other Current Liabilities	$3	$1
Foreign exchange contracts not designated as hedging instruments	Other Current Liabilities	45	24
Total derivative liabilities		$48	$25

Total fair value of derivative instruments		$106	$72

Under the master netting agreements with the respective counterparties to our derivative contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis on our consolidated balance sheet. As of December 31, 2016, the potential effect of rights of set-off associated with the foreign exchange contracts would be an offset to both assets and liabilities by $48 million, resulting in net derivative assets and net derivative liabilities of $83 million and $1 million, respectively. We are not required to pledge, nor are we entitled to receive, collateral related to our foreign exchange derivative transactions. As of December 31, 2016, we had neither pledged nor received collateral related to our interest rate derivative transactions.

Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following tables present the activity of derivative contracts that qualify for hedge accounting as of December 31, 2016 and 2015, and the impact of these derivative contracts on accumulated other comprehensive income for the years ended December 31, 2016 and 2015 (in millions):

	December 31, 2015	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income to Earnings (Effective Portion) (1)	December 31, 2016
Foreign exchange contracts designated as cash flow hedges	$36	126	108	$54

	December 31, 2014	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income to Earnings (Effective Portion) (1)	December 31, 2015
Foreign exchange contracts designated as cash flow hedges	$41	66	71	$36

(1)
In 2016, we reclassified $16 million in gains into earnings as a result of the discontinuance of certain cash flow hedges because it was probable the forecasted transaction would not occur by the end of the originally specified time period. There were no reclassifications as a result of the discontinuance of cash flow hedges in 2015.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effect of Derivative Contracts on Consolidated Statement of Income

The following table provides the location in our financial statements of the recognized gains or losses related to our foreign exchange derivative instruments (in millions):

	Year Ended December 31,
	2016	2015	2014
Foreign exchange contracts designated as cash flow hedges recognized in cost of net revenues and operating expenses	$7	$71	$—
Foreign exchange contracts designated as cash flow hedges recognized in interest and other, net	101	—	—
Foreign exchange contracts not designated as hedging instruments recognized in interest and other, net	11	(1)	10
Total gain (loss) recognized from foreign exchange derivative contracts in the consolidated statement of income	$119	$70	$10

The following table provides the location in our financial statements of the recognized gains or losses related to our interest rate derivative instruments (in millions):

	Year Ended December 31,
	2016	2015	2014
Gain (loss) from interest rate contracts designated as fair value hedges recognized in interest and other, net	$(18)	$19	$22
Gain (loss) from hedged items attributable to hedged risk recognized in interest and other, net	18	(19)	(22)
Total gain (loss) recognized from interest rate derivative contracts in the consolidated statement of income	$—	$—	$—

Notional Amounts of Derivative Contracts

Derivative transactions are measured in terms of the notional amount, but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. The notional amount is generally not exchanged, but is used only as the basis on which the value of foreign exchange payments under these contracts are determined. The following table provides the notional amounts of our outstanding derivatives as of December 31, 2016 and 2015 (in millions):

	December 31,
	2016	2015
Foreign exchange contracts designated as cash flow hedges	$1,200	$1,315
Foreign exchange contracts not designated as hedging instruments	2,993	1,317
Interest rate contracts designated as fair value hedges	2,400	2,400
Total	$6,593	$5,032

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10 – Balance Sheet Components

Other Current Assets

Customer accounts and funds receivable was $590 million and $523 million as of December 31, 2016 and 2015, respectively.

Property and Equipment, Net

	December 31,
	2016	2015
	(In millions)
Computer equipment and software	$4,214	$3,894
Land and buildings, including building improvements	619	591
Leasehold improvements	334	305
Furniture and fixtures	157	157
Construction in progress and other	160	131
Property and equipment, gross	5,484	5,078
Accumulated depreciation	(3,968)	(3,524)
Property and equipment, net	$1,516	$1,554
Total depreciation expense on our property and equipment for the years ended December 31, 2016, 2015 and 2014 totaled $605 million, $614 million and $559 million, respectively.

Accrued Expenses and Other Current Liabilities

Total compensation and related benefits included in accrued expenses and other current liabilities was $430 million and $448 million as of December 31, 2016 and 2015, respectively.

Total advertising accruals included in accrued expenses and other current liabilities was $184 million and $135 million as of December 31, 2016 and 2015, respectively.

Customer accounts and funds payable was $524 million and $472 million as of December 31, 2016 and 2015, respectively.

Note 11 – Debt
The following table summarizes the carrying value of our outstanding debt (in millions, except percentages):

	Coupon	As of	Effective	As of	Effective
	Rate	December 31, 2016	Interest Rate	December 31, 2015	Interest Rate
Long-Term Debt
Floating Rate Notes:
Senior notes due 2017	LIBOR plus 0.20%	$450	1.223%	$450	0.586%
Senior notes due 2019	LIBOR plus 0.48%	400	1.460%	400	0.825%

Fixed Rate Notes:
Senior notes due 2017	1.350%	1,000	1.456%	1,000	1.456%
Senior notes due 2018	2.500%	750	2.775%	—	—%
Senior notes due 2019	2.200%	1,150	2.346%	1,150	2.346%
Senior notes due 2020	3.250%	500	3.389%	500	3.389%
Senior notes due 2021	2.875%	750	2.993%	750	2.993%
Senior notes due 2022	3.800%	750	3.989%	—	—%
Senior notes due 2022	2.600%	1,000	2.678%	1,000	2.678%
Senior notes due 2024	3.450%	750	3.531%	750	3.531%
Senior notes due 2042	4.000%	750	4.114%	750	4.114%
Senior notes due 2056	6.000%	750	6.547%	—	—%
Total senior notes		9,000		6,750
Hedge accounting fair value adjustments		23		41
Unamortized discount and debt issuance costs		(64)		(42)
Less: Current portion of long-term debt		(1,450)
Total long-term debt		7,509		6,749

Short-Term Debt
Current portion of long-term debt		1,450		—
Unamortized discount and debt issuance costs		(1)		—
Other indebtedness		2		—
Total short-term debt		1,451		—
Total Debt		$8,960		$6,749

Senior Notes

In 2016, we issued senior unsecured notes, or senior notes, in an aggregate principal amount of $2.25 billion. The issuance consisted of $750 million aggregate principal amount of 2.500% fixed rate notes due 2018, $750 million aggregate principal amount of 3.800% fixed rate notes due 2022 and $750 million aggregate principal amount of 6.000% fixed rate notes due 2056.

Our floating rate notes are not redeemable prior to maturity. On and after March 1, 2021, we may redeem some or all of the 6.000% fixed rate notes due 2056 at any time and from time to time prior to their maturity at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest. We may redeem some or all of the other fixed rate notes of each series at any time and from time to time prior to their maturity, generally at a make-whole redemption price, plus accrued and unpaid interest. If a change of control triggering event occurs with respect to the 2.500% fixed rate notes due 2018, the 3.800% fixed rate notes due 2022 or the 6.000% fixed rate notes due 2056, we must, subject to certain exceptions, offer to repurchase all of the notes of the applicable series at a price equal to 101% of the principal amount, plus accrued and unpaid interest.

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

The effective interest rates for our senior notes include the interest payable, the amortization of debt issuance costs and the amortization of any original issue discount on these senior notes. Interest on these senior notes is payable either quarterly or semiannually. Interest expense associated with these senior notes, including amortization of debt issuance costs, during the years ended December 31, 2016 and 2015 was approximately $254 million and $178 million, respectively. As of December 31, 2016, the estimated fair value of these senior notes was approximately $8.9 billion.

The indenture pursuant to which the senior notes were issued includes customary covenants that, among other things and subject to exceptions, limit our ability to incur, assume or guarantee debt secured by liens on specified assets or enter into sale and lease-back transactions with respect to specified properties, and also includes customary events of default.

Other Indebtedness

Our other indebtedness is comprised of overdraft facilities. We have formal overdraft facilities in India bearing interest on drawn balances at approximately a 9.1% rate per annum.

Commercial Paper

We have an up to $1.5 billion commercial paper program pursuant to which we may issue commercial paper notes with maturities of up to 397 days from the date of issue in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time outstanding. As of December 31, 2016, there were no commercial paper notes outstanding.

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

As of December 31, 2016, no borrowings were outstanding under our $2 billion credit agreement. However, as described above, we have an up to $1.5 billion commercial paper program and therefore maintain $1.5 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due. As a result, $500 million of borrowing capacity was available as of December 31, 2016 for other purposes permitted by the credit agreement.

Loans under the credit agreement bear interest at either (i) the London Interbank Offered Rate (“LIBOR”) plus a margin (based on our public debt credit ratings) ranging from 0.875 percent to 1.5 percent or (ii) a formula based on the agent bank’s prime rate, the federal funds effective rate plus 0.5 percent or LIBOR plus 1.0 percent, plus a margin (based on our public debt credit ratings) ranging from zero percent to 0.5 percent. The credit agreement will terminate and all amounts owing thereunder will be due and payable on November 9, 2020, unless (a) the commitments are terminated earlier, either at our request or, if an event of default occurs, by the lenders (or automatically in the case of certain bankruptcy-related events of default), or (b) the maturity date is extended upon our request, subject to the agreement of the lenders. The credit agreement includes customary representations, warranties, affirmative and negative covenants, including financial covenants, events of default and indemnification provisions in favor of the banks. The negative covenants include restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case, subject to certain exceptions. The financial covenants require us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio. The events of default include the occurrence of a change of control (as defined in the credit agreement) with respect to us.

We were in compliance with all covenants in our outstanding debt instruments for the period ended December 31, 2016.

Future Maturities

Expected future principal maturities as of December 31, 2016 are as follows (in millions):

Fiscal Years:
2017	$1,450
2018	750
2019	1,550
2020	500
2021	750
Thereafter	4,000
Total future maturities	$9,000

Note 12 – Commitments and Contingencies

Commitments

Lease Arrangements

We have lease obligations under certain non-cancelable operating leases. Future minimum rental payments under our non-cancelable operating leases as of December 31, 2016 are as follows (in millions):

Leases
2017	$64
2018	46
2019	42
2020	35
2021	23
Thereafter	21
Total minimum lease payments	$231

Rent expense in the years ended December 31, 2016, 2015 and 2014 totaled $84 million, $79 million and $85 million, respectively.

Off-Balance Sheet Arrangements

As of December 31, 2016, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

We have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under the arrangement. As of December 31, 2016, we had a total of $1.6 billion in cash withdrawals offsetting our $1.6 billion in Aggregate Cash Deposits held within the financial institution under the cash pooling arrangement.

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

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable were not material for the twelve months ended December 31, 2016. Except as otherwise noted for the proceedings described in this Note 12, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to significant uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material.

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

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In addition, we have entered into indemnification agreements with each of our directors, executive officers and certain other officers. These agreements require us to indemnify such individuals, to the fullest extent permitted by Delaware law, for certain liabilities to which they may become subject as a result of their affiliation with us.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13 – Stockholders’ Equity

Preferred Stock

We are authorized, subject to limitations prescribed by Delaware law, to issue preferred stock in one or more series; to establish the number of shares included within each series; to fix the rights, preferences and privileges of the shares of each wholly unissued series and any related qualifications, limitations or restrictions; and to increase or decrease the number of shares of any series (but not below the number of shares of a series then outstanding) without any further vote or action by our stockholders. As of December 31, 2016 and 2015, there were 10 million shares of $0.001 par value preferred stock authorized for issuance, and no shares issued or outstanding.

Common Stock

Our Amended and Restated Certificate of Incorporation authorizes us to issue 3.6 billion shares of common stock.

Stock Repurchase Program

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

Stock repurchase activity under our stock repurchase programs during 2016 was as follows (in millions, except per share amounts):

	Shares Repurchased (1)	Average Price per Share (2)	Value of Shares Repurchased	Remaining Amount Authorized
Balance as of January 1, 2016				$1,836
Authorization of additional plan in July 2016				2,500
Repurchase of shares of common stock	114	$26.28	3,000	(3,000)
Balance as of December 31, 2016				$1,336

(1)	These repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. No repurchased shares of common stock have been retired.

(2)	Excludes broker commissions.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14 – Employee Benefit Plans

Equity Incentive Plans

We have equity incentive plans under which we grant equity awards, including stock options, restricted stock units, performance-based restricted stock units, stock payment awards and performance share units, to our directors, officers and employees. As of December 31, 2016, 755 million shares were authorized under our equity incentive plans and 93 million shares were available for future grant.

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

Restricted stock units (“RSUs”) are granted to eligible employees under our equity incentive plans. In general, RSU awards vest in annual or quarterly installments over a period of three to five years, are subject to the employees’ continuing service to us and do not have an expiration date. The cost of RSUs is determined using the fair value of our common stock on the date of grant.

In 2016, 2015 and 2014, certain executives were eligible to receive performance based RSUs ("PBRSUs"). PBRSU awards are subject to performance and time-based vesting requirements. The target number of shares subject to the PBRSU award are adjusted based on our business performance measured against the performance goals approved by the Compensation Committee at the beginning of the performance period. Generally, if the performance criteria is satisfied, one-half of the award vests in March following the end of the performance period and the other half of the award vests in March of the following year.

Deferred Stock Units

Prior to December 31, 2016, we granted deferred stock units to each non-employee director (other than Mr. Omidyar) at the time of our annual meeting of stockholders and to new non-employee directors upon their election to the Board. Each deferred stock unit award granted to a new non-employee director upon election to the Board vests 25% one year from the date of grant, and at a rate of 2.08% per month thereafter. In addition, directors were permitted to elect to receive, in lieu of annual retainer and committee chair fees and at the time these fees would otherwise be payable, fully vested deferred stock units with an initial value equal to the amount based on the fair market value of common stock at the date of grant. Following termination of a non-employee director’s service on the Board of Directors, deferred stock units granted prior to August 1, 2013 are payable in stock or cash (at our election), while deferred stock units granted on or after August 1, 2013 are payable solely in stock. As of December 31, 2016, there were approximately 259,632 deferred stock units outstanding, which are included in our restricted stock unit activity below. As of December 31, 2016, we no longer grant deferred stock units.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (“ESPP”) for all eligible employees. Under the plan, shares of our common stock may be purchased over an offering period with a maximum duration of two years at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last day of the six-month purchase period. Employees may purchase shares having a value not exceeding 10% of their eligible compensation during an offering period. During the years ended 2016, 2015, and 2014, employees purchased approximately 4 million, 4 million and 4 million shares under this plan at average prices of $18.97, $30.83 and $42.06 per share, respectively. As of December 31, 2016, approximately 20 million shares of common stock were reserved for future issuance.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Activity

The following table presents stock option activity under our equity incentive plans as of and for the year ended December 31, 2016 (in millions, except per share amounts and years):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2016	7	$20.05
Granted	—	$24.39
Exercised	(1)	$17.47
Forfeited/expired/canceled	(1)	$22.79
Outstanding as of December 31, 2016	5	$20.78	4.03	$43
Expected to vest	2	$23.41	5.08	$11
Options exercisable	3	$19.04	3.33	$31

The aggregate intrinsic value of options was calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock. As of December 31, 2016, options to purchase 5 million shares of our common stock were in-the-money.

The weighted average grant-date fair value of options granted during the years 2016, 2015 and 2014 was $5.40, $6.84 and $13.59, respectively. During the years 2016, 2015 and 2014, the aggregate intrinsic value of options exercised under our equity incentive plans was $16 million, $130 million and $159 million, respectively, determined as of the date of option exercise.

Restricted Stock Unit Activity

The following table presents RSU activity (including performance-based RSUs that have been earned) under our equity incentive plans as of and for the year ended December 31, 2016 (in millions except per share amounts):

	Units	Weighted Average Grant-Date Fair Value (per share)
Outstanding as of January 1, 2016	36	$22.50
Awarded and assumed	30	$24.41
Vested	(16)	$22.15
Forfeited	(6)	$23.09
Outstanding as of December 31, 2016	44	$24.00
Expected to vest as of December 31, 2016	38

During the years 2016, 2015 and 2014, the aggregate intrinsic value of RSUs vested under our equity incentive plans was $418 million, $697 million and $759 million, respectively.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation Expense

The following table presents stock-based compensation expense for the years ended December 31, 2016, 2015 and 2014 (in millions):

	Year Ended December 31,
	2016	2015	2014
Cost of net revenues	$34	$38	$33
Sales and marketing	95	94	93
Product development	158	108	116
General and administrative	129	139	102
Total stock-based compensation expense	$416	$379	$344
Capitalized in product development	$13	$13	$12

As of December 31, 2016, there was approximately $749 million of unearned stock-based compensation that will be expensed from 2017 through 2020. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel all or a portion of the remaining unearned stock-based compensation expense. Future unearned stock-based compensation will increase to the extent we grant additional equity awards, change the mix of grants between stock options and restricted stock units or assume unvested equity awards in connection with acquisitions.

Stock Option Valuation Assumptions

We calculated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. Our computation of expected volatility is based on a combination of historical and market-based implied volatility from traded options on our common stock. Our computation of expected life is based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. An immaterial amount of stock options were granted in 2016. The following weighted average assumptions were used for options granted in 2015 and 2014:

	Year Ended December 31,
	2015	2014
Risk-free interest rate	1.4%	1.2%
Expected life (in years)	4.1	4.1
Dividend yield	—%	—%
Expected volatility	27%	29%

Modifications of Stock-Based Awards

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

In December 2014, the terms of various stock-based awards held by the Company’s CEO, CFO, General Counsel, SVP of Human Resources and SVP of Corporate Communications (the “Departing Executives”) were modified in anticipation of and contingent upon termination of employment at the time of the Distribution. The modifications for the Departing Executives, each of whom had his or her employment terminated at the time of the Distribution, provided for the full acceleration of certain awards and extended the exercise periods of certain awards. These modifications resulted

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in additional compensation expense of approximately $37 million recognized from the modification date in December 2014 through the Distribution on July 17, 2015.

Employee Savings Plan

We have a defined contribution plan, which is qualified under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 50% of their eligible compensation, but not more than statutory limits. In 2016, 2015 and 2014, we contributed one dollar for each dollar a participant contributed, with a maximum contribution of 4% of each employee’s eligible compensation, subject to a maximum employer contribution of $10,600, $10,600 and $10,400 per employee for each period, respectively. Our non-U.S. employees are covered by various other savings plans. Our total expense for these savings plans was $49 million, $51 million and $43 million in 2016, 2015 and 2014, respectively.

Note 15 – Income Taxes

The components of pretax income for the years ended December 31, 2016, 2015 and 2014 are as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
United States	$1,529	$396	$510
International	2,122	2,010	2,005
	$3,651	$2,406	$2,515

The provision for income taxes is comprised of the following (in millions):

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$689	$363	$489
State and local	55	22	20
Foreign	178	106	127
	$922	$491	$636
Deferred:
Federal	$77	$(53)	$2,091
State and local	—	(2)	21
Foreign	(4,633)	23	632
	(4,556)	(32)	2,744
	$(3,634)	$459	$3,380

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate of 35% for 2016, 2015 and 2014 to income before income taxes (in millions):

	Year Ended December 31,
	2016	2015	2014
Provision at statutory rate	$1,278	$843	$881
Prior year foreign earnings no longer considered indefinitely reinvested	—	—	2,991
Foreign income taxed at different rates	(346)	(399)	(432)
Change in valuation allowance	—	1	(142)
Stock-based compensation	24	23	22
State taxes, net of federal benefit	55	20	42
Research and other tax credits	(16)	(27)	(14)
Tax basis step-up resulting from realignment	(4,621)	—	—
Other	(8)	(2)	32
	$(3,634)	$459	$3,380

Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to be reversed. Significant deferred tax assets and liabilities consist of the following (in millions):

	As of December 31,
	2016	2015
Deferred tax assets:
Net operating loss, capital loss and credits	$78	$206
Accruals and allowances	222	209
Stock-based compensation	65	65
Amortizable tax basis in intangibles	4,621	—
Net unrealized losses	—	8
Net deferred tax assets	4,986	488
Valuation allowance	(37)	(41)
	$4,949	$447
Deferred tax liabilities:
Unremitted foreign earnings	$(1,578)	$(1,656)
Acquisition-related intangibles	(29)	(19)
Depreciation and amortization	(158)	(190)
Available-for-sale securities	(29)	(251)
Other	—	—
	(1,794)	(2,116)
	$3,155	$(1,669)

As of December 31, 2016, our federal, state and foreign net operating loss carryforwards for income tax purposes were approximately $22 million, $74 million and $135 million, respectively. The federal and state net operating loss carryforwards are subject to various limitations under Section 382 of the Internal Revenue Code and applicable state tax laws. If not utilized, the federal and state net operating loss carryforwards will both begin to expire in 2018. The carryforward periods on our foreign net operating loss carryforwards are as follows: $37 million do not expire, $79 million are subject to valuation allowance and begin to expire in 2023, and $20 million are not subject to valuation allowance but will begin to expire in 2019. As of December 31, 2016, state tax credit carryforwards for income tax purposes were approximately $69 million. Most of the state tax credits carry forward indefinitely.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2016 and 2015, our federal capital loss carryover amounted to zero and $336 million, respectively. The decrease in the capital loss carryover of $336 million is due to utilization of the loss carryover against gains primarily from the sale of our equity holdings of MercadoLibre, Inc., in 2016.

As of December 31, 2016 and 2015, we maintained a valuation allowance with respect to certain of our deferred tax assets relating primarily to operating losses in certain non-U.S. jurisdictions that we believe are not likely to be realized.

During the fourth quarter of 2016, we began the process of realigning our legal structure, subsequent to the distribution of PayPal Holdings, Inc., to better reflect how we manage and operate our platforms. We consider many factors in effecting this realignment, including foreign exchange exposures, long-term cash flows and cash needs of our platforms, capital allocation considerations and the associated tax effects. As a result of the initial stages of this realignment and the associated tax agreements, we have achieved a substantial step-up in the tax basis of the intangible assets in our foreign eBay platforms. We recognized a tax benefit of $4.6 billion, which represents the income tax effect of the step-up in tax basis.

During the first quarter of 2014, we altered our capital allocation strategy. As a result, we provided for U.S. income and applicable foreign withholding taxes on $9.0 billion of undistributed foreign earnings for 2013 and prior years, and recorded a deferred tax liability of approximately $3.0 billion. This deferred tax liability included PayPal related balances presented in discontinued operations as of December 31, 2014. Based on December 31, 2014 foreign exchange rates and excluding PayPal balances, the deferred tax liability for unremitted foreign earnings amounted to $2.1 billion and was included in accrued expenses and other current liabilities on our consolidated balance sheet as of December 31, 2014. The deferred tax liability for unremitted foreign earnings was $1.6 billion as of December 31, 2016 and was included in deferred and other tax liabilities.

We have not provided for U.S. federal or foreign income taxes, including withholding taxes on $7.4 billion of our non-U.S. subsidiaries’ undistributed earnings as of December 31, 2016. We intend to indefinitely reinvest the $7.4 billion of our non-U.S. subsidiaries’ undistributed earnings in our international operations. Accordingly, we currently have no plans to repatriate those funds. As such, we do not know the time or manner in which we would repatriate those funds. Because the time or manner of repatriation is uncertain, we cannot determine the impact of local taxes, withholding taxes and foreign tax credits associated with the future repatriation of such earnings and therefore cannot quantify the tax liability. In cases where we intend to repatriate a portion of our foreign subsidiaries’ undistributed earnings, we provide U.S. and applicable foreign taxes on such earnings and such taxes are included in our deferred taxes or tax payable liabilities depending upon the planned timing and manner of such repatriation.

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

We benefit from tax rulings concluded in several different jurisdictions, most significantly Switzerland and Luxembourg. These rulings resulted in a cash tax savings of $307 million and $319 million in 2016 and 2015, respectively. The ongoing realignment of our legal structure has and will result in the termination, amendment or replacement of certain tax rulings.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects changes in unrecognized tax benefits for the years ended December 31, 2016, 2015 and 2014 (in millions):

	2016	2015	2014
Gross amounts of unrecognized tax benefits as of the beginning of the period	$440	$367	$304
Increases related to prior period tax positions	24	36	35
Decreases related to prior period tax positions	(20)	(8)	(18)
Increases related to current period tax positions	47	51	59
Settlements	(33)	(6)	(13)
Gross amounts of unrecognized tax benefits as of the end of the period	$458	$440	$367

Included within our gross amounts of unrecognized tax benefits of $458 million as of December 31, 2016 is $107 million of unrecognized tax benefits indemnified by PayPal. If the remaining balance of unrecognized tax benefits were realized in a future period, it would result in a tax benefit of $385 million. Of this amount, approximately $98 million of unrecognized tax benefit is indemnified by PayPal and a corresponding receivable would be reduced upon a future realization. As of December 31, 2016, our liabilities for unrecognized tax benefits were included in accrued expenses and other current liabilities and deferred and other tax liabilities, net.

We recognize interest and/or penalties related to uncertain tax positions in income tax expense. In 2016, $6 million was included in tax expense for interest and penalties. The amount of interest and penalties accrued as of December 31, 2016 and 2015 was approximately $54 million and $61 million, respectively.

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

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion invalidating the regulations relating to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was issued by the Tax Court in December 2015. The IRS is appealing the decision and filed its arguments opposing the Tax Court decision in June 2016. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits or obligations, and the risk of the Tax Court’s decision being overturned upon appeal, we have not recorded any benefit or expense as of December 31, 2016. We will continue to monitor ongoing developments and potential impacts to our consolidated financial statements.

Note 16 – Interest and Other, Net

The components of interest and other, net for the years ended December 31, 2016, 2015 and 2014 are as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Interest income	$125	$97	$125
Interest expense	(225)	(144)	(109)
Gains on investments (1)	1,343	268	33
Other	83	(12)	(10)
Total interest and other, net	$1,326	$209	$39

(1)	Includes $1.3 billion of pre-tax gains recognized from the sale of our equity holdings of MercadoLibre, Inc.

Note 17 – Accumulated Other Comprehensive Income

The following tables summarize the changes in accumulated balances of other comprehensive income for the years ended December 31, 2016 and 2015 (in millions):

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains on Investments	Foreign Currency Translation	Estimated tax (expense) benefit	Total
December 31, 2015	$36	$845	$(45)	$(310)	$526
Other comprehensive income (loss) before reclassifications	126	505	(185)	(170)	276
Less: Amount of gain (loss) reclassified from accumulated other comprehensive income	108	1,299	—	(481)	926
Net current period other comprehensive income (loss)	18	(794)	(185)	311	(650)
December 31, 2016	$54	$51	$(230)	$1	$(124)

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains on Investments	Foreign Currency Translation	Estimated tax (expense) benefit	Total
December 31, 2014	$168	$1,029	$334	$(360)	$1,171
Other comprehensive income before reclassifications	139	(186)	(431)	50	(428)
Less: Amount of gain (loss) reclassified from accumulated other comprehensive income	204	1	—	—	205
Net current period other comprehensive income	(65)	(187)	(431)	50	(633)
Distribution of PayPal	(67)	3	52	—	(12)
December 31, 2015	$36	$845	$(45)	$(310)	$526

The following table presents reclassifications out of accumulated other comprehensive income for the years ended December 31, 2016 and 2015 (in millions):

Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Statement of Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income
		2016	2015
Gains (losses) on cash flow hedges - foreign exchange contracts	Cost of net revenues	$4	$24
	Sales and marketing	—	5
	Product development	2	34
	General and administrative	1	8
	Interest and other, net	101	—
	Total, from continuing operations before income taxes	108	71
	Provision for income taxes	—	—
	Total, from continuing operations net of income taxes	108	71
	Total, from discontinued operations net of income taxes	—	133
	Total, net of income taxes	108	204

Gains (losses) on investments	Interest and other, net	1,299	1
	Total, before income taxes	1,299	1
	Provision for income taxes	(481)	—
	Total, net of income taxes	818	1

Total reclassifications for the period	Total, net of income taxes	$926	$205

Note 18 — Restructuring

There was no restructuring reserve balance as of December 31, 2016 and a restructuring reserve of $2 million as of December 31, 2015. Restructuring costs in 2016 were not material.

In January 2015, at a regular meeting of our Board, our Board approved a plan to implement a strategic reduction of our existing global workforce. As a result, we reduced our workforce globally, completing the reduction in the first half of 2015. These restructuring costs were included in general and administrative expenses in the consolidated statement of income. $62 million of restructuring costs were recognized and $60 million of payments were made during the year ended December 31, 2015.

Supplementary Data — Quarterly Financial Data — Unaudited
The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2016. This quarterly information has been prepared on the same basis as the Consolidated Financial Statements and includes all adjustments necessary to state fairly the information for the periods presented.
Quarterly Financial Data
(Unaudited, in millions, except per share amounts)

	Quarter Ended
	March 31	June 30	September 30	December 31
2016
Net revenues	$2,137	$2,230	$2,217	$2,395
Gross profit	$1,660	$1,737	$1,719	$1,856
Income from continuing operations	$482	$437	$418	$5,948
Income (loss) from discontinued operations, net of income taxes	—	(2)	(5)	(12)
Net income	$482	$435	$413	$5,936
Income (loss) per share - basic:
Continuing operations	$0.42	$0.38	$0.37	$5.38
Discontinued operations	—	—	—	(0.01)
Net income per share - basic	$0.42	$0.38	$0.37	$5.37
Income (loss) per share - diluted:
Continuing operations	$0.41	$0.38	$0.36	$5.31
Discontinued operations	—	—	—	(0.01)
Net income per share - diluted	$0.41	$0.38	$0.36	$5.30
Weighted-average shares:
Basic	1,159	1,144	1,126	1,106
Diluted	1,170	1,149	1,139	1,119

	Quarter Ended
	March 31	June 30	September 30	December 31
2015
Net revenues	$2,061	$2,110	$2,099	$2,322
Gross profit	$1,650	$1,676	$1,666	$1,829
Income (loss) from continuing operations	$449	$430	$545	$523
Income from discontinued operations, net of income taxes	177	(347)	(6)	(46)
Net income (loss)	$626	$83	$539	$477
Income (loss) per share - basic:
Continuing operations	$0.37	$0.35	$0.45	$0.44
Discontinued operations	0.14	(0.28)	—	(0.04)
Net income (loss) per share - basic	$0.51	$0.07	$0.45	$0.40
Income (loss) per share - diluted:
Continuing operations	$0.37	$0.35	$0.45	$0.43
Discontinued operations	0.14	(0.28)	—	(0.04)
Net income (loss) per share - diluted	$0.51	$0.07	$0.45	$0.39
Weighted-average shares:
Basic	1,216	1,217	1,210	1,191
Diluted	1,229	1,225	1,223	1,204

eBay Inc.
FINANCIAL STATEMENT SCHEDULE
The Financial Statement Schedule II — VALUATION AND QUALIFYING ACCOUNTS is filed as part of this Annual Report on Form 10-K.

	Balance at Beginning of Period	Charged/Credited to Net Income	Charged to Other Account	Charges Utilized/Write-offs	Balance at End of Period
	(In millions)
Allowances for Doubtful Accounts and Authorized Credits
Year Ended December 31, 2014	$88	$77	$—	$(79)	$86
Year Ended December 31, 2015	86	66	—	(68)	84
Year Ended December 31, 2016	$84	$68	$—	$(71)	$81

Allowance for Transaction Losses
Year Ended December 31, 2014	$23	$185	$—	$(181)	$27
Year Ended December 31, 2015	27	205	—	(198)	34
Year Ended December 31, 2016	$34	$162	$—	$(173)	$23

Tax Valuation Allowance
Year Ended December 31, 2014	$164	$(138)	$(1)	$—	$25
Year Ended December 31, 2015	25	19	(3)	—	41
Year Ended December 31, 2016	$41	$(6)	$2	$—	$37

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 6th day of February, 2017.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 6, 2017.

Principal Executive Officer:		Principal Financial Officer:

By:	/s/ Devin N. Wenig	By:	/s/ Scott F. Schenkel
	Devin N. Wenig		Scott F. Schenkel
	President and Chief Executive Officer		Senior Vice President, Chief Financial Officer

Principal Accounting Officer:

		By:	/s/ Brian J. Doerger
Brian J. Doerger
Vice President, Chief Accounting Officer

Additional Directors

By:	/s/ Pierre M. Omidyar	By:	/s/ Thomas J. Tierney
	Pierre M. Omidyar		Thomas J. Tierney
	Founder and Director		Chairman of the Board and Director

By:	/s/ Fred D. Anderson	By:	/s/ Edward W. Barnholt
	Fred D. Anderson		Edward W. Barnholt
	Director		Director

By:	/s/ Anthony J. Bates	By:	/s/ Logan D. Green
	Anthony J. Bates		Logan D. Green
	Director		Director

By:	/s/ Bonnie S. Hammer	By:	/s/ Kathleen C. Mitic
	Bonnie S. Hammer		Kathleen C. Mitic
	Director		Director

By:	/s/ Paul S. Pressler	By:	/s/ Robert H. Swan
	Paul S. Pressler		Robert H. Swan
	Director		Director

By:	/s/ Perry M. Traquina
Perry M. Traquina
Director

INDEX TO EXHIBITS

No.	Exhibit Description	Filed with this 10-K	Incorporated by Reference
			Form	File No.	Date Filed

2.01	Separation and Distribution Agreement by and between Registrant and PayPal Holdings, Inc. dated as of June 26, 2015.		8-K	000-24821	6/30/2015

3.01	Registrant’s Amended and Restated Certificate of Incorporation.		8-K	000-24821	4/27/2012

3.02	Registrant’s Amended and Restated Bylaws.		8-K	001-37713	3/18/2016

4.01	Form of Specimen Certificate for Registrant’s Common Stock.		S-1	333-59097	8/19/1998

4.02	Indenture dated as of October 28, 2010 between Registrant and Wells Fargo Bank, National Association, as trustee.		8-K	000-24821	10/28/2010

4.03	Supplemental Indenture dated as of October 28, 2010 between Registrant and Wells Fargo Bank, National Association, as trustee.		8-K	000-24821	10/28/2010

4.04	Form of 3.250% Note due 2020.		8-K	000-24821	10/28/2010

4.05	Forms of 1.350% Note due 2017, 2.600% Note due 2022 and 4.000% Note due 2042.		8-K	000-24821	7/24/2012

4.06	Indenture dated as of July 2, 2007 between GSI Commerce, Inc. and The Bank of New York, as trustee.		10-Q	000-24821	7/22/2011

4.07	First Supplemental Indenture dated as of June 17, 2011 to the Indenture dated as of July 2, 2007 between GSI Commerce, Inc. and The Bank of New York Mellon, as trustee.		10-Q	000-24821	7/22/2011

4.08	Forms of Floating Rate Note due 2017, Floating Rate Note due 2019, 2.200% Note due 2019, 2.875% Note due 2021 and 3.450% Note due 2024.		8-K	000-24821	7/28/2014

4.09	Form of 6.00% Note due 2056.		8-K	000-24821	2/29/2016

4.10	Forms of 2.500% Note due 2018 and 3.800% Note due 2022.		8-K	001-37713	3/9/2016

10.01+	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers.		S-1	333-59097	7/15/1998

10.02+	Registrant’s Amended and Restated 1998 Employee Stock Purchase Plan.		10-Q	000-24821	7/27/2007

10.03+	Registrant’s 1999 Global Equity Incentive Plan, as amended.		10-Q	000-24821	7/27/2007

10.04+	Form of Stock Option Agreement under Registrant’s 1999 Global Equity Incentive Plan.		10-Q	000-24821	10/27/2004

10.05+	Form of Restricted Stock Unit Agreement under Registrant’s 1999 Global Equity Incentive Plan.		10-K	000-24821	2/28/2007

10.06+	Registrant’s 2001 Equity Incentive Plan, as amended.		10-K	000-24821	2/28/2007

10.07+	Form of Stock Option Agreement under Registrant’s 2001 Equity Incentive Plan.		10-Q	000-24821	10/27/2004

10.08+	Registrant’s 2003 Deferred Stock Unit Plan, as amended.		10-K	000-24821	2/28/2007

10.09+	Amendment to Registrant’s 2003 Deferred Stock Unit Plan, effective April 2, 2012.		10-Q	000-24821	7/19/2012

10.10+	Form of Director Award Agreement under Registrant’s 2003 Deferred Stock Unit Plan.		10-Q	000-24821	7/19/2012

10.11+	Form of Electing Director Award Agreement under Registrant’s 2003 Deferred Stock Unit Plan.		10-Q	000-24821	7/19/2012

No.	Exhibit Description	Filed with this 10-K	Incorporated by Reference
			Form	File No.	Date Filed

10.12+	Form of New Director Award Agreement under Registrant’s 2003 Deferred Stock Unit Plan.		10-Q	000-24821	7/19/2012

10.13+	Form of 2003 Deferred Stock Unit Plan Restricted Stock Unit Grant Notice and Agreement.		10-Q/A	000-24821	4/24/2008

10.14+	Registrant’s 2008 Equity Incentive Award Plan, as amended and restated.		8-K	001-37713	4/27/2016

10.15+	Amendment to the Registrant’s 2001 Equity Incentive Plan and Registrant’s 1999 Global Equity Incentive Plan.		10-Q	000-24821	7/29/2009

10.16+
Form of Restricted Stock Unit Award Agreement (and Performance-Based Restricted Stock Unit Agreement) under Registrant’s 2003 Deferred Stock Unit Plan, Registrant’s 2008 Equity Incentive Award Plan and GSI Commerce, Inc. 2010 Equity Incentive Plan.
			10-Q	000-24821	7/19/2012

10.17+	Form of Restricted Stock Unit Award Agreement (with Modified Vesting) under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	7/19/2012

10.18+	Form of Stock Option Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	7/19/2012

10.19+	Form of Stock Option Agreement (with Modified Vesting) under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	7/19/2012

10.20+	Form of Performance Share Unit Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	7/19/2012

10.21+	Form of Director Deferred Stock Unit Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	7/19/2012

10.22+	Form of Restricted Stock Unit Agreement (and Performance-Based Restricted Stock Unit Agreement) under Registrant’s 2008 Equity Incentive Award Plan.		8-K	000-24821	6/25/2008

10.23+	Amended and Restated eBay Incentive Plan.		8-K	000-24821	5/5/2015

10.24+	Amendment to eBay Incentive Plan, effective April 2, 2012.		10-Q	000-24821	7/19/2012

10.25+	eBay Inc. Deferred Compensation Plan.		8-K	000-24821	12/20/2007

10.26+	Employment Letter Agreement dated March 31, 2008, between John Donahoe and Registrant.		10-Q/A	000-24821	4/24/2008

10.27+	Letter Agreement dated September 30, 2008 between Robert Swan and Registrant.		10-Q	000-24821	10/23/2008

10.28+	GSI Commerce, Inc. 2010 Equity Incentive Plan.		10-Q	000-24821	7/22/2011

10.29+	Amendment to GSI Commerce, Inc. 2010 Equity Incentive Plan.		10-Q	000-24821	7/22/2011

10.30+	Amendment to GSI Commerce, Inc. 2010 Equity Incentive Plan, effective April 2, 2012.		10-Q	000-24821	7/19/2012

10.31+	Form of Restricted Stock Unit Award Agreement under GSI Commerce, Inc. 2012 Equity Incentive Plan.		10-Q	000-24821	7/19/2012

10.32+
GSI Commerce, Inc. Leadership Team Incentive Plan (Filed as Appendix B to GSI Commerce, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 25, 2008 and incorporated herein by reference).

10.33+	Amendment to GSI Commerce, Inc. Leadership Team Incentive Plan, effective April 2, 2012.		10-Q	000-24821	7/19/2012

10.34+	Form of Restricted Stock Unit Agreement (and Performance-Based Restricted Stock Unit Agreement) under GSI Commerce, Inc. 2010 Equity Incentive Plan, as amended.		10-Q	000-24821	7/22/2011

No.	Exhibit Description	Filed with this 10-K	Incorporated by Reference
			Form	File No.	Date Filed
10.35+	eBay Inc. Employee Stock Purchase Plan.		DEF 14A	000-24821	3/19/2012

10.36+	Offer Letter dated August 30, 2011 and executed on September 2, 2011 between Registrant and Devin Wenig.		8-K	000-24821	9/6/2011

10.37	Credit Agreement, dated as of November 9, 2015, by and among Registrant, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto.		8-K	000-24821	11/12/2015

10.38+	Form of New Director Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	4/19/2013

10.39+	Form of Director Annual Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	4/19/2013

10.40+	Form of Electing Director Quarterly Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	4/19/2013

10.41+	Form of Performance Share Unit Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	4/19/2013

10.42+	Form of Global Stock Option Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	7/18/2014

10.43+	Form of Global Restricted Stock Unit Agreement (and Performance-Based Restricted Stock Unit Agreement) under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	7/18/2014

10.44+	Form of Performance Based Restricted Stock Unit Award Agreement under Registrant's 2008 Equity Incentive Award Plan.		10-Q	001-37713	4/27/2016

10.45+	Form of Stock Payment Award Agreement under Registrant's 2008 Equity Incentive Award Plan.		10-Q	001-37713	7/21/2016

10.46+	Form of Director Restricted Stock Unit Award Agreement under Registrant's 2008 Equity Incentive Award Plan.		10-Q	001-37713	7/21/2016

10.47+	Offer Letter dated September 29, 2014 between Registrant and Daniel Schulman.		10-Q	000-24821	10/16/2014

10.48+	Letter Agreement dated September 29, 2014 between Registrant and Devin Wenig.		10-Q	000-24821	10/16/2014

10.49+	Written Description of Transaction Success and Retention Program.		10-K	000-24821	2/6/2015

10.50+	Amendment dated December 31, 2014 to Offer Letter between Registrant and Daniel Schulman.		10-K	000-24821	2/6/2015

10.51+	Nomination and Standstill Agreement, dated as of January 21, 2015, by and among the persons and entities listed on Schedule A thereto and Registrant.		8-K	000-24821	1/23/2015

10.52+	Amended and Restated eBay Inc. Change in Control Severance Plan for Key Employees, effective January 1, 2016.		10-Q	001-37713	4/27/2016

10.53+	Amended and Restated eBay Inc. SVP and Above Standard Severance Plan, effective January 1, 2016.		10-Q	001-37713	4/27/2016

10.54	Operating Agreement, dated as of July 17, 2015, by and among Registrant, eBay International AG, PayPal Holdings, Inc., PayPal, Inc., PayPal Pte. Ltd. and PayPal Payments Pte. Holdings S.C.S.		8-K	000-24821	7/20/2015

10.55	Amendment dated June 30, 2016, to the Operating Agreement by and among Registrant, eBay International AG, PayPal Holdings, Inc., PayPal, Inc., PayPal Pte. Ltd. and PayPal Payments Pte. Holdings S.C.S.		10-Q	001-37713	7/21/2016

No.	Exhibit Description	Filed with this 10-K	Incorporated by Reference
			Form	File No.	Date Filed
10.56	Transition Services Agreement, dated as of July 17, 2015, by and between Registrant and PayPal Holdings, Inc.		8-K	000-24821	7/20/2015

10.57	Tax Matters Agreement, dated as of July 17, 2015, by and between Registrant and PayPal Holdings, Inc.		8-K	000-24821	7/20/2015

10.58+	Employee Matters Agreement, dated as of July 17, 2015, by and between Registrant and PayPal Holdings, Inc.		8-K	000-24821	7/20/2015

10.59
Intellectual Property Matters Agreement, dated as of July 17, 2015, by and among Registrant, eBay International AG, PayPal Holdings, Inc., PayPal, Inc., PayPal Pte. Ltd. and PayPal Payments Pte. Holdings S.C.S.
			8-K	000-24821	7/20/2015

10.60+	Letter dated September 30, 2014 from Registrant to Scott Schenkel.		10-Q	000-24821	7/21/2015

10.61+	Letter dated July 17, 2015 from Registrant to John Donahoe.		10-Q	000-24821	10/28/2015

10.62+	Letter dated July 17, 2015 from Registrant to Robert Swan.		10-Q	000-24821	10/28/2015

10.63+	Letter dated July 17, 2015 from Registrant to Michael Jacobson.		10-Q	000-24821	10/28/2015

10.64+	Offer Letter dated September 2, 2014 between Registrant and Steve Fisher.		10-Q	001-37713	4/27/2016

10.65+	Offer Letter dated April 2, 2015 between Registrant and Marie Oh Huber.		10-Q	001-37713	4/27/2016

10.66+	Offer Letter dated April 3, 2015 between Registrant and Harry Lawton.		10-Q	001-37713	4/27/2016

12.01	Statement regarding computation of ratio of earnings to fixed charges.	X

21.01	List of Subsidiaries.	X

23.01	PricewaterhouseCoopers LLP consent.	X

24.01	Power of Attorney (see signature page).	X

31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.02	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.01	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.02	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

+	Indicates a management contract or compensatory plan or arrangement