Form 10-Q
period 2017-03-31
EBAY INC
filed 2017-04-20
CIK 1065088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [x]    No  [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [x]    No  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[x]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]
			Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]    No  [x]

As of April 17, 2017, there were 1,082,338,026 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements
eBay Inc.
CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2017	December 31, 2016
	(In millions, except par value)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,979	$1,816
Short-term investments	4,775	5,333
Accounts receivable, net	592	592
Other current assets	1,147	1,134
Total current assets	8,493	8,875
Long-term investments	4,540	3,969
Property and equipment, net	1,496	1,516
Goodwill	4,648	4,501
Intangible assets, net	86	102
Deferred tax asset	5,263	4,608
Other assets	282	276
Total assets	$24,808	$23,847
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$2,210	$1,451
Accounts payable	296	283
Accrued expenses and other current liabilities	1,693	1,893
Deferred revenue	112	110
Income taxes payable	122	110
Total current liabilities	4,433	3,847
Deferred and other tax liabilities, net	1,958	1,888
Long-term debt	6,756	7,509
Other liabilities	66	64
Total liabilities	13,213	13,308
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value; 3,580 shares authorized; 1,078 and 1,087 shares outstanding	2	2
Additional paid-in capital	14,989	14,907
Treasury stock at cost, 567 and 557 shares	(19,555)	(19,205)
Retained earnings	15,994	14,959
Accumulated other comprehensive income/(loss)	165	(124)
Total stockholders’ equity	11,595	10,539
Total liabilities and stockholders’ equity	$24,808	$23,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended March 31,
	2017	2016
	(In millions, except per share amounts)
	(Unaudited)
Net revenues	$2,217	$2,137
Cost of net revenues	515	477
Gross profit	1,702	1,660
Operating expenses:
Sales and marketing	562	538
Product development	278	239
General and administrative	245	209
Provision for transaction losses	62	52
Amortization of acquired intangible assets	9	8
Total operating expenses	1,156	1,046
Income from operations	546	614
Interest and other, net	12	(23)
Income before income taxes	558	591
Income tax benefit (provision)	477	(109)
Net income	$1,035	$482

Net income (loss) per share:
Basic	$0.96	$0.42
Diluted	$0.94	$0.41

Weighted-average shares:
Basic	1,083	1,159
Diluted	1,102	1,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2017	2016
	(In millions)
	(Unaudited)
Net income	$1,035	$482
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation gain (loss)	331	154
Unrealized gains (losses) on investments, net	(20)	23
Tax benefit (expense) on unrealized gains (losses) on investments, net	12	(21)
Unrealized gains (losses) on hedging activities, net	(34)	3
Tax benefit (expense) on unrealized gains (losses) on hedging activities, net	—	—
Other comprehensive income (loss), net of tax	289	159
Comprehensive income	$1,324	$641

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2017	2016
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income	$1,035	$482
Adjustments:
Provision for transaction losses	62	52
Depreciation and amortization	163	167
Stock-based compensation	101	88
Deferred income taxes	(565)	(28)
Changes in assets and liabilities, and other, net of acquisition effects	(214)	(120)
Net cash provided by operating activities	582	641
Cash flows from investing activities:
Purchases of property and equipment	(135)	(158)
Purchases of investments	(2,750)	(2,935)
Maturities and sales of investments	2,770	2,030
Other	—	(12)
Net cash used in investing activities	(115)	(1,075)
Cash flows from financing activities:
Proceeds from issuance of common stock	11	7
Repurchases of common stock	(410)	(1,001)
Excess tax benefits from stock-based compensation	—	1
Tax withholdings related to net share settlements of restricted stock units and awards	(29)	(8)
Proceeds from issuance of long-term debt, net	—	2,216
Other	10	7
Net cash provided by (used in) financing activities	(418)	1,222
Effect of exchange rate changes on cash and cash equivalents	114	66
Net increase in cash and cash equivalents	163	854
Cash and cash equivalents at beginning of period	1,816	1,832
Cash and cash equivalents at end of period	$1,979	$2,686
Supplemental cash flow disclosures:
Cash paid for interest	$109	$73
Cash paid for income taxes	$45	$31

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — The Company and Summary of Significant Accounting Policies

The Company

eBay Inc. is a global commerce leader, which includes our Marketplace, StubHub and Classifieds platforms. Our Marketplace platforms include our online marketplace located at www.ebay.com, its localized counterparts and the eBay mobile apps. Our StubHub platforms include our online ticket platform located at www.stubhub.com, its localized counterparts and the StubHub mobile apps. Our Classifieds platforms include a collection of brands such as Mobile.de, Kijiji, Gumtree, Marktplaats, eBay Kleinanzeigen and others.

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

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2016. We have evaluated all subsequent events through the date these condensed consolidated financial statements were issued. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for fair statement of the condensed consolidated financial position, results of operations and cash flows for these interim periods.

Recently Adopted Accounting Pronouncements

In 2016, the FASB issued new guidance to revise certain aspects of stock-based compensation guidance which includes income tax consequences, classification of awards as equity or liabilities, and classification on the statement of cash flows. We adopted the new standard in the first quarter of 2017. Adoption of this standard did not have a material impact on our consolidated financial statements.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements Not Yet Adopted

In 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to revenue recognition. This new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition guidance provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. In 2016, the FASB issued several amendments to the standard, including principal versus agent considerations when another party is involved in providing goods or services to a customer and the application of identifying performance obligations. While we continue to assess all potential impacts of the standard, we currently believe there will be an impact related to timing and measurement of certain fees paid by sellers based on identification of performance obligations and whether certain services would be considered a material right. In addition, we are currently assessing whether the principal versus agent considerations would change how we present revenue, specifically in our advertising and shipping arrangements. Further, we believe incentives such as coupons and rewards provided to our users could potentially be recognized as an expense, which we generally record as a reduction of revenue under current guidance. The standard is required to be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We have not yet selected the transition method. The Company will adopt the new revenue standards in its first quarter of 2018.

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

In 2016, the FASB issued new guidance that clarifies the classification of certain cash receipts and cash payments in the statement of cash flows, including debt prepayment or extinguishment costs, settlement of contingent consideration arising from a business combination, insurance settlement proceeds, and distributions from certain equity method investees. Additionally, the FASB issued new guidance to include restricted cash with cash and cash equivalents when reconciling the beginning-of-the-period and end-of-the-period total amounts shown on the statement of cash flows. The new standards are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. While we continue to assess the potential impact of this standard, we do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2016, the FASB issued new guidance that requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. This removes the exception to postpone recognition until the asset has been sold to an outside party. This standard is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods, with early adoption permitted. It is required to be applied on a modified retrospective basis through a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. We are evaluating the impact of adopting this new accounting guidance on our consolidated financial statements.

In 2017, the FASB issued new guidance that narrows the application of when an integrated set of assets and activities is considered a business and provides a framework to assist entities in evaluating whether both an input and a substantive process are present to be considered a business. It is expected that the new guidance will reduce the number of transactions that would need to be further evaluated and accounted for as a business. This standard is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods, with early adoption permitted. We are evaluating the impact of adopting this new accounting guidance on our consolidated financial statements.

In 2017, the FASB issued new guidance to simplify the subsequent measurement of goodwill by removing the requirement to perform a hypothetical purchase price allocation to compute the implied fair value of goodwill to measure impairment. Instead, any goodwill impairment will equal the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Further, the guidance eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. This standard is effective for annual or any interim goodwill impairment test in fiscal years beginning after December 15, 2019, with early adoption permitted for impairment tests performed after January 1, 2017. While we continue to assess the potential impact of this standard, we do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In 2017, the FASB issued new guidance to clarify the scope and application of the sale or transfer of nonfinancial assets to noncustomers, including partial sales and also defines what constitutes an “in substance nonfinancial asset” which can include financial assets. The new guidance eliminates several accounting differences between transactions involving assets and transactions involving businesses. Further, the guidance aligns the accounting for derecognition of a nonfinancial asset with that of a business. This standard is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. We are evaluating the impact of adopting this new accounting guidance on our consolidated financial statements.

In 2017, the FASB issued new guidance that will shorten the amortization period for certain callable debt securities held at a premium to the earliest call date to more closely align with expectations incorporated in market pricing. The new guidance will not impact debt securities held at a discount. Adoption of this standard will be made on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. This standard is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those annual reporting periods, with early adoption permitted. We are evaluating the impact of adopting this new accounting guidance on our consolidated financial statements.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2 — Net Income (loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding options and equity incentive awards is reflected in diluted net income (loss) per share by application of the treasury stock method. The calculation of diluted net income (loss) per share excludes all anti-dilutive common shares. The following table sets forth the computation of basic and diluted net income (loss) per share for the three months ended March 31, 2017 and 2016 (in millions, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Numerator:
Net income	$1,035	$482
Denominator:
Weighted average shares of common stock - basic	1,083	1,159
Dilutive effect of equity incentive awards	19	11
Weighted average shares of common stock - diluted	1,102	1,170
Net income (loss) per share:
Basic	$0.96	$0.42
Diluted	$0.94	$0.41
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	1	6

Note 3 — Goodwill and Intangible Assets

Goodwill

The following table presents goodwill activities during the three months ended March 31, 2017 (in millions):

	December 31, 2016	Goodwill Acquired	Adjustments	March 31, 2017
Goodwill	$4,501	$—	$147	$4,648

The adjustments to goodwill during the three months ended March 31, 2017 were primarily due to foreign currency translation.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets

The components of identifiable intangible assets as of March 31, 2017 and December 31, 2016 are as follows (in millions, except years):

	March 31, 2017				December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Intangible assets:
Customer lists and user base	$438	$(401)	$37	5	$434	$(393)	$41	5
Marketing related	559	(548)	11	5	568	(555)	13	5
Developed technologies	262	(235)	27	3	263	(229)	34	3
All other	154	(143)	11	4	154	(140)	14	4
Total	$1,413	$(1,327)	$86		$1,419	$(1,317)	$102

Amortization expense for intangible assets was $16 million and $12 million for the three months ended March 31, 2017 and 2016, respectively.

Expected future intangible asset amortization as of March 31, 2017 is as follows (in millions):

Fiscal year:
Remaining 2017	$44
2018	27
2019	10
2020	5
Thereafter	—
Total	$86

Note 4 — Segments

We have one operating and reportable segment. Our chief operating decision maker reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The following table sets forth the breakdown of net revenues by type for the three months ended March 31, 2017 and 2016 (in millions):

	Three Months Ended March 31,
	2017	2016
Net revenues by type:
Net transaction revenues:
Marketplace	$1,525	$1,500
StubHub	204	177
Total net transaction revenues	1,729	1,677
Marketing services and other revenues:
Marketplace	283	274
Classifieds	199	186
StubHub, Corporate and other	6	—
Total marketing services and other revenues	488	460
Total net revenues	$2,217	$2,137

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5 — Investments

The following tables summarize the unrealized gains and losses and estimated fair value of our investments classified as available-for-sale as of March 31, 2017 and December 31, 2016 (in millions):

	March 31, 2017
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Restricted cash	$20	$—	$—	$20
Corporate debt securities (1)	4,670	19	(2)	4,687
Government and agency securities	64	4	—	68
	$4,754	$23	$(2)	$4,775
Long-term investments:
Corporate debt securities (1)	4,411	18	(8)	4,421
	$4,411	$18	$(8)	$4,421

(1)
As of March 31, 2017, investment securities with a fair value of $711 million and a net unrealized foreign exchange gain of $20 million were held by a foreign subsidiary in which the U.S. dollar is not the functional currency.

	December 31, 2016
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Restricted cash	$19	$—	$—	$19
Corporate debt securities	5,203	44	(1)	5,246
Government and agency securities	63	5	—	68
	$5,285	$49	$(1)	$5,333
Long-term investments:
Corporate debt securities	3,848	15	(12)	3,851
	$3,848	$15	$(12)	$3,851

Investment securities in a continuous loss position for greater than 12 months had an estimated fair value of $27 million and an immaterial amount of unrealized losses as of March 31, 2017 and an estimated fair value of $123 million and an immaterial amount of unrealized losses as of December 31, 2016. Refer to “Note 13 - Accumulated Other Comprehensive Income” for amounts reclassified to earnings from unrealized gains and losses.

The estimated fair values of our short-term and long-term investments classified as available-for-sale by date of contractual maturity as of March 31, 2017 are as follows (in millions):

March 31, 2017
One year or less (including restricted cash of $20)	$4,775
One year through two years	1,931
Two years through three years	1,743
Three years through four years	296
Four years through five years	451
$9,196

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity and cost method investments

We have made multiple equity and cost method investments, which are reported in long-term investments on our condensed consolidated balance sheet. As of March 31, 2017 and December 31, 2016, our equity and cost method investments totaled $119 million and $118 million, respectively.

Note 6 — Fair Value Measurement of Assets and Liabilities

The following tables presents financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 (in millions):

	March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash and cash equivalents	$1,979	$1,979	$—
Short-term investments:
Restricted cash	20	20	—
Corporate debt securities	4,687	—	4,687
Government and agency securities	68	—	68
Total short-term investments	4,775	20	4,755
Derivatives	107	—	107
Long-term investments:
Corporate debt securities	4,421	—	4,421
Total long-term investments	4,421	—	4,421
Total financial assets	$11,282	$1,999	$9,283

Liabilities:
Derivatives	$33	$—	$33

	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash and cash equivalents	$1,816	$1,816	$—
Short-term investments:
Restricted cash	19	19	—
Corporate debt securities	5,246	—	5,246
Government and agency securities	68	—	68
Total short-term investments	5,333	19	5,314
Derivatives	154	—	154
Long-term investments:
Corporate debt securities	3,851	—	3,851
Total long-term investments	3,851	—	3,851
Total financial assets	$11,154	$1,835	$9,319

Liabilities:
Derivatives	$48	$—	$48

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our financial assets and liabilities are valued using market prices on both active markets (level 1) and less active markets (level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. The majority of our derivative instruments are valued using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as equity prices, interest rate yield curves, option volatility and currency rates. We did not have any transfers of financial instruments between valuation levels during the three months ended March 31, 2017.

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

For derivative instruments that are designated as cash flow hedges, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (”AOCI”) and subsequently reclassified into earnings in the same period the forecasted transaction affects earnings. The ineffective portion of the unrealized gains and losses on these contracts, if any, is recorded immediately in earnings. We evaluate the effectiveness of our foreign exchange contracts on a quarterly basis. We do not use any foreign exchange contracts for trading purposes. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Unrealized gains and losses in AOCI associated with such derivative instruments are immediately reclassified into earnings. As of March 31, 2017, we have estimated that approximately $21 million of net derivative gains related to our cash flow hedges included in AOCI will be reclassified into earnings within the next 12 months.

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

Fair Value of Derivative Contracts

The fair values of our outstanding derivative instruments as of March 31, 2017 and December 31, 2016 were as follows (in millions):

	Balance Sheet Location	March 31, 2017	December 31, 2016
Derivative Assets:
Foreign exchange contracts designated as cash flow hedges	Other Current Assets	$48	$67
Foreign exchange contracts not designated as hedging instruments	Other Current Assets	43	64
Interest rate contracts designated as fair value hedges	Other Assets	16	23
Total derivative assets		$107	$154

Derivative Liabilities:
Foreign exchange contracts designated as cash flow hedges	Other Current Liabilities	$4	$3
Foreign exchange contracts not designated as hedging instruments	Other Current Liabilities	29	45
Total derivative liabilities		$33	$48

Total fair value of derivative instruments		$74	$106

Under the master netting agreements with the respective counterparties to our derivative contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis on our condensed consolidated balance sheet. As of March 31, 2017, the potential effect of rights of set-off associated with the foreign exchange contracts would be an offset to both assets and liabilities by $31 million, resulting in net derivative assets and net derivative liabilities of $59 million and $1 million, respectively. We are not required to pledge, nor are we entitled to receive, collateral related to our foreign exchange derivative transactions. As of March 31, 2017, we had neither pledged nor received collateral related to our interest rate derivative transactions.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following tables present the activity of derivative contracts that qualify for hedge accounting as of March 31, 2017 and December 31, 2016, and the impact of these derivative contracts on AOCI for the three months ended March 31, 2017 and 2016 (in millions):

	December 31, 2016	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)	Amount of Gain (Loss) Reclassified From AOCI to Earnings (Effective Portion)	March 31, 2017
Foreign exchange contracts designated as cash flow hedges	$54	$(14)	$20	$20

	December 31, 2015	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)	Amount of Gain (Loss) Reclassified From AOCI to Earnings (Effective Portion)	March 31, 2016
Foreign exchange contracts designated as cash flow hedges	$36	$19	$16	$39

Effect of Derivative Contracts on Condensed Consolidated Statement of Income

The following table provides the location in our financial statements of the recognized gains or losses related to our foreign exchange derivative instruments (in millions):

	Three Months Ended March 31,
	2017	2016
Foreign exchange contracts designated as cash flow hedges recognized in cost of net revenues and operating expenses	$7	$4
Foreign exchange contracts designated as cash flow hedges recognized in interest and other, net	13	12
Foreign exchange contracts not designated as hedging instruments recognized in interest and other, net	(4)	(2)
Total gain (loss) recognized from foreign exchange derivative contracts in the condensed consolidated statement of income	$16	$14

The following table provides the location in our financial statements of the recognized gains or losses related to our interest rate derivative instruments (in millions):

	Three Months Ended March 31,
	2017	2016
Gain (loss) from interest rate contracts designated as fair value hedges recognized in interest and other, net	$(7)	$63
Gain (loss) from hedged items attributable to hedged risk recognized in interest and other, net	7	(63)
Total gain (loss) recognized from interest rate derivative contracts in the condensed consolidated statement of income	$—	$—

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notional Amounts of Derivative Contracts

Derivative transactions are measured in terms of the notional amount, but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. The notional amount is generally not exchanged, but is used only as the basis on which the value of foreign exchange payments under these contracts are determined. The following table provides the notional amounts of our outstanding derivatives as of March 31, 2017 and December 31, 2016 (in millions):

	March 31, 2017	December 31, 2016
Foreign exchange contracts designated as cash flow hedges	$1,502	$1,200
Foreign exchange contracts designated as net investment hedges	96	—
Foreign exchange contracts not designated as hedging instruments	3,111	2,993
Interest rate contracts designated as fair value hedges	2,400	2,400
Total	$7,109	$6,593

Note 8 — Debt

The following table summarizes the carrying value of our outstanding debt (in millions, except percentages):

	Coupon	As of	Effective	As of	Effective
	Rate	March 31, 2017	Interest Rate	December 31, 2016	Interest Rate
Long-Term Debt
Floating Rate Notes:
Senior notes due 2017	LIBOR plus 0.20%	$450	1.372%	$450	1.223%
Senior notes due 2019	LIBOR plus 0.48%	400	1.600%	400	1.460%

Fixed Rate Notes:
Senior notes due 2017	1.350%	1,000	1.456%	1,000	1.456%
Senior notes due 2018	2.500%	750	2.775%	750	2.775%
Senior notes due 2019	2.200%	1,150	2.346%	1,150	2.346%
Senior notes due 2020	3.250%	500	3.389%	500	3.389%
Senior notes due 2021	2.875%	750	2.993%	750	2.993%
Senior notes due 2022	3.800%	750	3.989%	750	3.989%
Senior notes due 2022	2.600%	1,000	2.678%	1,000	2.678%
Senior notes due 2024	3.450%	750	3.531%	750	3.531%
Senior notes due 2042	4.000%	750	4.114%	750	4.114%
Senior notes due 2056	6.000%	750	6.547%	750	6.547%
Total senior notes		9,000		9,000
Hedge accounting fair value adjustments		16		23
Unamortized discount and debt issuance costs		(60)		(64)
Less: Current portion of long-term debt		(2,200)		(1,450)
Total long-term debt		6,756		7,509

Short-Term Debt
Current portion of long-term debt		2,200		1,450
Unamortized discount and debt issuance costs		(2)		(1)
Other indebtedness		12		2
Total short-term debt		2,210		1,451
Total Debt		$8,966		$8,960

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Senior Notes

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

The effective interest rates for our senior notes include the interest payable, the amortization of debt issuance costs and the amortization of any original issue discount on these senior notes. Interest on these senior notes is payable either quarterly or semiannually. Interest expense associated with these senior notes, including amortization of debt issuance costs was approximately $68 million and $50 million during the three months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017 and December 31, 2016, the estimated fair value of these senior notes was approximately $9.0 billion and $8.9 billion, respectively.

Other Indebtedness

Our other indebtedness is comprised of overdraft facilities. We have formal overdraft facilities in India bearing interest on drawn balances at approximately a 9.1% rate per annum.

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. As of March 31, 2017, there were no commercial paper notes outstanding.

Credit Agreement

As of March 31, 2017, no borrowings were outstanding under our $2 billion credit agreement. However, as described above, we have an up to $1.5 billion commercial paper program and therefore maintain $1.5 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due. As a result, $500 million of borrowing capacity was available as of March 31, 2017 for other purposes permitted by the credit agreement. The credit agreement includes customary representations, warranties, affirmative and negative covenants, including financial covenants, events of default and indemnification provisions in favor of the banks. The negative covenants include restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case, subject to certain exceptions. The financial covenants require us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio. The events of default include the occurrence of a change of control (as defined in the credit agreement) with respect to us.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We were in compliance with all covenants in our outstanding debt instruments during the three months ended March 31, 2017.

Note 9 — Commitments and Contingencies

Off-Balance Sheet Arrangements

As of March 31, 2017, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

We have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under the arrangement. As of March 31, 2017, we had a total of $1.1 billion in cash withdrawals offsetting our $1.1 billion in Aggregate Cash Deposits held within the financial institution under the cash pooling arrangement.

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

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable were not material for the three months ended March 31, 2017. Except as otherwise noted for the proceedings described in this Note 9, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to significant uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material.

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

From time to time, we are involved in other disputes or regulatory inquiries that arise in the ordinary course of business, including suits by our users (individually or as class actions) alleging, among other things, improper disclosure of our prices, rules or policies, that our practices, prices, rules, policies or customer/user agreements violate applicable law or that we have acted unfairly and/or not acted in conformity with such prices, rules, policies or agreements. Further, the number and significance of these disputes and inquiries are increasing as the political and regulatory landscape changes; and as we have grown larger, our businesses have expanded in scope (both in terms of the range of products and services that we offer and our geographical operations) and our products and services have increased in complexity. Any claims or regulatory actions against us, whether meritorious or not, could be time consuming, result in costly litigation, damage awards (including statutory damages for certain causes of action in certain jurisdictions), injunctive relief or increased costs of doing business through adverse judgment or settlement, require us to change our business practices in expensive ways, require significant amounts of management time, result in the diversion of significant operational resources or otherwise harm our business.

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

Note 10 — Stockholders’ Equity

Stock Repurchase Program

Our stock repurchase program is intended to programmatically offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, to make opportunistic repurchases of our common stock to reduce our outstanding share count. Any share repurchases under our stock repurchase program may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives. Our stock repurchase program may be limited or terminated at any time without prior notice. The timing and actual number of shares repurchased will depend on a

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

variety of factors, including corporate and regulatory requirements, price and other market conditions and management’s determination as to the appropriate use of our cash.

In July 2016, our Board authorized a $2.5 billion stock repurchase program. The stock repurchase program has no expiration from the date of authorization. The stock repurchase activity under our stock repurchase program during the three months ended March 31, 2017 is summarized as follows (in millions, except per share amounts):

	Shares Repurchased (1)	Average Price per Share (2)	Value of Shares Repurchased	Remaining Amount Authorized
Balance as of January 1, 2017				$1,336
Repurchase of shares of common stock	10	$33.65	350	(350)
Balance as of March 31, 2017				$986

(1)	These repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. No repurchased shares of common stock have been retired.

(2)	Excludes broker commissions.

Note 11 — Employee Benefit Plans

Restricted Stock Unit Activity

The following table presents restricted stock unit (“RSU”) activity (including performance-based RSUs that have been earned) under our equity incentive plans as of and for the three months ended March 31, 2017 (in millions except per share amounts):

Units
Outstanding as of January 1, 2017	44
Awarded and assumed	1
Vested	(2)
Forfeited	(2)
Outstanding as of March 31, 2017	41

The weighted average grant date fair value for RSUs awarded during the three months ended March 31, 2017 was $31.78 per share.

Stock-Based Compensation Expense

The impact on our results of operations of recording stock-based compensation expense for the three months ended March 31, 2017 and 2016 was as follows (in millions):

	Three Months Ended March 31,
	2017	2016
Cost of net revenues	$11	$7
Sales and marketing	21	21
Product development	36	31
General and administrative	33	29
Total stock-based compensation expense	$101	$88
Capitalized in product development	$3	$3

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12 — Income Taxes

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

During the fourth quarter of 2016, we began the process of realigning our legal structure, subsequent to the distribution of PayPal Holdings, Inc., to better reflect how we manage and operate our platforms. We consider many factors in effecting this realignment, including foreign exchange exposures, long-term cash flows and cash needs of our platforms, capital allocation considerations and the associated tax effects. As a result of the initial stages of this realignment and the associated tax agreements, in 2016 we achieved a substantial step-up in the tax basis of the intangible assets in our foreign eBay platforms. In the first quarter of 2017, we achieved a step-up in the tax basis of the intangible assets in our foreign Classifieds platforms and recognized a tax benefit of $695 million.

As a result of the realignment, we no longer benefit from tax rulings previously concluded in several different jurisdictions. Without the benefit of the rulings, the noncash tax impacts of the realignment in our foreign eBay and Classifieds platforms have increased our income tax rate in certain foreign jurisdictions, most significantly Switzerland. While we experienced a higher tax rate, the realignment allows us to achieve certain cash tax benefits due to the step-up in tax basis achieved in certain foreign jurisdictions. These cash tax benefits will remain consistent, subject to the performance of our foreign platforms. The realignment is expected to extend into 2018 and primarily impact our international entities.

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion invalidating the regulations relating to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was issued by the Tax Court in December 2015. The IRS is appealing the decision and filed its arguments opposing the Tax Court decision in June 2016. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits or obligations, and the risk of the Tax Court’s decision being overturned upon appeal, we have not recorded any benefit or expense as of March 31, 2017. We will continue to monitor ongoing developments and potential impacts to our consolidated financial statements.

Note 13 — Accumulated Other Comprehensive Income

The following tables summarize the changes in AOCI for the three months ended March 31, 2017 and 2016 (in millions):

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2016	$54	$51	$(230)	$1	$(124)
Other comprehensive income (loss) before reclassifications	(14)	(8)	331	12	321
Less: Amount of gain (loss) reclassified from AOCI	20	12	—	—	32
Net current period other comprehensive income	(34)	(20)	331	12	289
Balance as of March 31, 2017	$20	$31	$101	$13	$165

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2015	$36	$845	$(45)	$(310)	$526
Other comprehensive income (loss) before reclassifications	19	18	154	(21)	170
Less: Amount of gain (loss) reclassified from AOCI	16	(5)	—	—	11
Net current period other comprehensive income	3	23	154	(21)	159
Balance as of March 31, 2016	$39	$868	$109	$(331)	$685

The following table provides details about reclassifications out of AOCI for the three months ended March 31, 2017 and 2016 (in millions):

Details about AOCI Components	Affected Line Item in the Statement of Income	Amount of Gain (Loss) Reclassified From AOCI
		Three Months Ended March 31,
		2017	2016
Gains (losses) on cash flow hedges - foreign exchange contracts	Cost of net revenues	$2	$2
	Sales and marketing	1	—
	Product development	3	2
	General and administrative	1	—
	Interest and other, net	13	12
	Total, from continuing operations before income taxes	20	16
	Provision for income taxes	—	—
	Total, net of income taxes	20	16

Unrealized gains (losses) on investments	Interest and other, net	12	(5)
	Total, before income taxes	12	(5)
	Provision for income taxes	—	—
	Total, net of income taxes	12	(5)

Total reclassifications for the period	Total, net of income taxes	$32	$11

Note 14 — Subsequent Event

Subsequent to March 31, 2017, we received an ownership interest in Flipkart in exchange for our eBay.in business and a $500 million cash investment. We signed the definitive agreement to sell our marketplaces business in India on April 10, 2017 and we expect to close this transaction, subject to customary closing conditions, in the second half of 2017. We are unable to estimate the financial statement impact of the sale at this time.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions (such as those relating to future business, future results of operations or financial condition, new or planned features or services, or management strategies). You can identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Part II - Item 1A - Risk Factors” of this Quarterly Report on Form 10-Q as well as in our unaudited condensed consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission (“SEC”). We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the unaudited condensed consolidated financial statements and the related notes included in this report.

OVERVIEW

Business

eBay Inc. is a global commerce leader, which includes our Marketplace, StubHub and Classifieds platforms. Our Marketplace platforms include our online marketplace located at www.ebay.com, its localized counterparts and the eBay mobile apps. Our StubHub platforms include our online ticket platform located at www.stubhub.com, its localized counterparts and the StubHub mobile apps. Our Classifieds platforms include a collection of brands such as Mobile.de, Kijiji, Gumtree, Marktplaats, eBay Kleinanzeigen and others.

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

Seasonality

We expect transaction activity patterns on our platforms to mirror general consumer buying patterns and expect that these trends will continue. The following table sets forth, for the periods presented, our total net revenues and the sequential quarterly movements of these net revenues (in millions, except percentages):

	Quarter Ended
	March 31	June 30	September 30	December 31
2015
Net revenues	$2,061	$2,110	$2,099	$2,322
Percent change from prior quarter	(11)%	2%	(1)%	11%
2016
Net revenues	$2,137	$2,230	$2,217	$2,395
Percent change from prior quarter	(8)%	4%	(1)%	8%
2017
Net revenues	$2,217
Percent change from prior quarter	(7)%

Impact of Foreign Currency Exchange Rates

Our commerce platforms operate globally, resulting in certain revenues that are denominated in foreign currencies, primarily the Euro, British pound, Korean won and Australian dollar, subjecting us to foreign currency risk, which may adversely impact our financial results. Because of this and the fact that we generated a majority of our net revenues internationally, including the three months ended March 31, 2017 and 2016, we are subject to the risks related to doing business in foreign countries as discussed under “Part II - Item 1A - Risk Factors.”

In addition to the corresponding measures under generally accepted accounting principles (“GAAP”), management uses non-GAAP measures in reviewing our financial results. The foreign exchange, or constant currency (“FX-Neutral”), net revenue amounts discussed below are non-GAAP financial measures and are not in accordance with, or an alternative to, measures prepared in accordance with GAAP. Accordingly, the FX-Neutral information appearing in the following discussion of our results of operations should be read in conjunction with the information provided below in “Non-GAAP Measure of Financial Performance,” which includes reconciliations of FX-Neutral financial measures to the most directly comparable GAAP measures. We calculate the year-over-year impact of foreign currency movements using prior period foreign currency rates applied to current year transactional currency amounts.

The effect of foreign currency exchange rate movements during the three months ended March 31, 2017 compared to the same period in 2016 was due to the strengthening of the U.S. dollar against other currencies, primarily the Euro and British pound.

Quarter Highlights

Net revenues increased 4% to $2.2 billion during the three months ended March 31, 2017 compared to the same period in 2016. FX-Neutral net revenue (as defined below) increased 7% during the three months ended March 31, 2017 compared to the same period in 2016.

In the first quarter of 2017, related to the continued realignment of our legal structure, we achieved a step-up in the tax basis of the intangible assets in our foreign Classifieds platforms and recognized a tax benefit of $695 million.

Operating margin decreased to 25% for the three months ended March 31, 2017 compared to 29% for the same period in 2016. Diluted earnings per share from continuing operations increased to $0.94 during the three months ended March 31, 2017 compared to $0.41 in the same period in 2016. In addition, we generated cash flow from continuing operating activities of $582 million for the three months ended March 31, 2017 compared to $641 million in the same period in 2016.

RESULTS OF OPERATIONS

Net Revenues

We generate two types of net revenues: net transaction revenues and marketing services and other (“MS&O”) revenues. Net transaction revenues are derived principally from final value fees (which are fees payable on transactions closed on our Marketplace and StubHub platforms), listing fees and other service fees. MS&O revenues consist of Marketplace, StubHub and Classifieds revenue principally from the sale of advertisements, vehicles classifieds listing on Marketplace platforms, revenue sharing arrangements, classifieds fees, marketing service fees and lead referral fees. Revenues are attributed to U.S. and international geographies primarily based upon the country in which the seller, platform that displays advertising, other service provider or customer, as the case may be, is located. To drive traffic to our platforms, we provide incentives to our users in the form of coupons and buyer and seller rewards. These incentives are generally treated as reductions in revenue.

The following table presents net revenues by type and geography (in millions, except percentages):

	Three Months Ended March 31,
	2017	2016	% Change
Net Revenues by Type:
Net transaction revenues:
Marketplace	$1,525	$1,500	2%
StubHub	204	177	15%
Total net transaction revenues	1,729	1,677	3%
Marketing services and other revenues:
Marketplace	283	274	4%
Classifieds	199	186	7%
StubHub, Corporate and other	6	—	**
Total marketing services and other revenues	488	460	6%
Total net revenues	$2,217	$2,137	4%

Net Revenues by Geography:
U.S.	$962	$909	6%
International	1,255	1,228	2%
Total net revenues	$2,217	$2,137	4%

**    Not meaningful

The following table presents certain key operating metrics that we believe are significant factors affecting our net transaction revenues (in millions, except percentages):

	Three Months Ended March 31,
	2017	2016	% Change
Supplemental Operating Data:
GMV (1):
Marketplace	$20,033	$19,581	2%
StubHub	916	869	6%
Total GMV	$20,949	$20,450	2%

Transaction take rate:
Marketplace (2)	7.61%	7.66%	(0.05)%
StubHub (3)	22.30%	20.37%	1.93%
Total transaction take rate (4)	8.25%	8.20%	0.05%

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

(2)	We define Marketplace transaction take rate as Marketplace net transaction revenues divided by Marketplace GMV.

(3)	We define StubHub transaction take rate as StubHub net transaction revenues divided by StubHub GMV.

(4)	We define total transaction take rate as total net transaction revenues divided by GMV.

Net Transaction Revenues

The following table presents total net transaction revenues and supplemental operating data (in millions, except percentages):

	Three Months Ended March 31,		% Change
	2017	2016	As Reported	FX-Neutral
Total net transaction revenues	$1,729	$1,677	3%	6%
Percentage of net revenues	78%	78%

Total GMV	$20,949	$20,450	2%	5%
Total transaction take rate	8.25%	8.20%	0.05%

The increase in net transaction revenues during the three months ended March 31, 2017 compared to the same period in 2016 was primarily driven by an increase in StubHub and Marketplace GMV, partially offset by an unfavorable impact from foreign currency movements relative to the U.S. dollar. The total transaction take rate was higher during the three months ended March 31, 2017 compared to the same period in 2016 due to the increase in StubHub transaction take rate.

Net transaction revenues earned internationally totaled $917 million and $922 million during the three months ended March 31, 2017 and 2016, respectively, representing 53% and 55% of total net transaction revenues in the respective periods.

Marketplace Net Transaction Revenues

The following table presents Marketplace net transaction revenues and supplemental operating data (in millions, except percentages):

	Three Months Ended March 31,		% Change
	2017	2016	As Reported	FX-Neutral
Marketplace net transaction revenues	$1,525	$1,500	2%	5%

Marketplace GMV	$20,033	$19,581	2%	5%
Marketplace take rate	7.61%	7.66%	(0.05)%

The increase in Marketplace net transaction revenues during the three months ended March 31, 2017 compared to the same period in 2016 was commensurate with Marketplace GMV growth. Marketplace transaction take rate was lower during the three months ended March 31, 2017 compared to the same period in 2016 primarily due to lapping prior year price changes and an increase of buyer incentives in Korea.

StubHub Net Transaction Revenues

The following table presents StubHub net transaction revenues and supplemental operating data (in millions, except percentages):

	Three Months Ended March 31,		% Change
	2017	2016	As Reported	FX-Neutral
StubHub net transaction revenues	$204	$177	15%	16%

StubHub GMV	$916	$869	6%	6%
StubHub take rate	22.30%	20.37%	1.93%

The increase in StubHub net transaction revenues during the three months ended March 31, 2017 compared to the same period in 2016 was primarily attributable to an increase in StubHub GMV, a higher StubHub transaction take rate and the acquisition of Ticketbis. The increase in StubHub GMV was primarily driven by Theater and international GMV growth. The increase in StubHub transaction take rate was primarily due to a decrease in our buyer incentives, which are accounted for as a reduction of revenue, and pricing strategies. The increase in StubHub net transaction revenue was greater than the increase in StubHub GMV due to the higher StubHub transaction take rate.

Marketing Services and Other Revenues

The following table presents MS&O revenues (in millions, except percentages):

	Three Months Ended March 31,		% Change
	2017	2016	As Reported	FX-Neutral
MS&O revenues:
Marketplace	$283	$274	4%	6%
Classifieds	199	186	7%	10%
StubHub, Corporate and other	6	—	**	**
Total MS&O revenues	$488	$460	6%	9%
Percentage of net revenues	22%	22%

The increase in total MS&O revenues during the three months ended March 31, 2017 compared to the same period in 2016 was primarily driven by increases in Classifieds and Marketplace MS&O revenues, partially offset by an unfavorable impact from foreign currency movements relative to the U.S. dollar.

Marketplace MS&O Revenues

The increase in Marketplace MS&O revenues during the three months ended March 31, 2017 compared to the same period in 2016 was primarily driven by co-branded credit card revenue, and an increase in revenues attributable to our first-party inventory program in Korea and our Brands4friends online shopping community.

Classifieds MS&O Revenues

The increase in Classifieds MS&O revenues during the three months ended March 31, 2017 compared to the same period in 2016 was primarily driven by increased revenue from our Classifieds platforms in Germany.

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

	Three Months Ended March 31,
	2017	2016	% Change
Cost of net revenues	$515	$477	8%
As a percentage of net revenues	23.2%	22.3%

The increase in cost of net revenues during the three months ended March 31, 2017, compared to the same period in 2016 was primarily due to an increase in costs of goods sold driven by our first-party inventory program in Korea and our Brands4friends online shopping community, increased costs from acquired business and GMV growth.

Cost of net revenues, net of $2 million from hedging activities, was favorably impacted by $1 million due to foreign currency movements relative to the U.S. dollar in the three months ended March 31, 2017 compared to the same period in 2016.

Operating Expenses

The following table presents operating expenses (in millions, except percentages):

	Three Months Ended March 31,
	2017	2016	% Change
Sales and marketing	$562	538	4%
Percentage of net revenues	25%	25%
Product development	278	239	16%
Percentage of net revenues	13%	11%
General and administrative	245	209	18%
Percentage of net revenues	11%	10%
Provision for transaction losses	62	52	19%
Percentage of net revenues	3%	2%
Amortization of acquired intangible assets	9	8	9%
Total operating expenses	$1,156	$1,046	11%

Operating expenses, net of $5 million from hedging activities, were favorably impacted by $14 million due to foreign currency movements relative to the U.S. dollar in the three months ended March 31, 2017 compared to the same period in 2016.

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

The increase in sales and marketing expense during the three months ended March 31, 2017 compared to the same period in 2016 was primarily due to an increase in brand spend and employee-related costs.

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

Capitalized internal use and platform development costs were $34 million in the three months ended March 31, 2017 compared to $25 million in the three months ended March 31, 2016 and are primarily reflected as a cost of net revenues when amortized in future periods.

The increase in product development expenses during the three months ended March 31, 2017 compared to the same period in 2016 was primarily due to an increase in employee-related costs.

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

The increase in general and administrative expenses during the three months ended March 31, 2017 compared to the same period in 2016 was primarily due to a one-time insurance recovery that occurred in the first quarter of 2016 that did not occur during the first quarter of 2017, as well as employee-related costs and costs related to the integration of prior period acquisitions.

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

The increase in the provision for transaction losses during the three months ended March 31, 2017 compared to the same period in 2016 was primarily due to volume growth and lower customer protection program costs in the first quarter of 2016.

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

	Three Months Ended March 31,
	2017	2016	% Change
Total interest and other, net	$12	$(23)	**
Percentage of net revenues	1%	(1)%

The increase in interest and other, net during the three months ended March 31, 2017 compared to the same period in 2016 was primarily due to a gain on sale of investment, an increase in foreign exchange gains due to our hedging strategy and an increase in interest income due to a higher overall investment balances and yield, partially offset by an increase in interest expense attributable to the issuance of senior notes in 2016.

Provision for Income Taxes

The following table presents provision for income taxes (in millions, except percentages):

	Three Months Ended March 31,
	2017	2016
Income tax provision (benefit)	$(477)	$109
Effective tax rate	(85)%	18%

The decrease in our effective tax rate for the three months ended March 31, 2017 compared to the same period in 2016 was primarily related to the recognition in the first quarter of 2017 of deferred tax assets of approximately $695 million as a result of the realignment of our legal structure and the associated tax agreements. This was partially offset by current year impacts of foreign currency fluctuations of $65 million on our deferred tax assets and an increase in our foreign tax rate, as we no long benefit from certain tax rulings as a result of the realignment.

During the fourth quarter of 2016, we began the process of realigning our legal structure, subsequent to the distribution of PayPal Holdings, Inc., to better reflect how we manage and operate our platforms. We consider many factors in effecting this realignment, including foreign exchange exposures, long-term cash flows and cash needs of our platforms, capital allocation considerations and the associated tax effects. As a result of the initial stages of this realignment and the associated tax agreements, in 2016 we achieved a substantial step-up in the tax basis of the intangible assets in our foreign eBay platforms. In the first quarter of 2017, we achieved a step-up in the tax basis of the intangible assets in our foreign Classifieds platforms and recognized a tax benefit of $695 million.

As a result of the realignment we no longer benefit from tax rulings previously concluded in several different jurisdictions. Without the benefit of the rulings, the noncash tax impacts of the realignment in our foreign eBay and Classifieds platforms have increased our income tax rate in certain foreign jurisdictions, most significantly Switzerland. While we experienced a higher tax rate, the realignment allows us to achieve certain cash tax benefits due to the step-up in tax basis achieved in certain foreign jurisdictions. These cash tax benefits will remain consistent, subject to the performance of our foreign platforms. The realignment is expected to extend into 2018 and primarily impact our international entities.

From time to time, we engage in certain intercompany transactions. We consider many factors when evaluating these transactions. These transactions may impact our tax rate and/or result in additional cash tax payments. The impact in any period may be significant. These transactions are complex and the impact of such transactions on future periods may be difficult to estimate.

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

Non-GAAP Measure of Financial Performance

To supplement our condensed consolidated financial statements presented in accordance with generally accepted accounting principles we use FX-Neutral net revenues, which are non-GAAP financial measures. Management uses the foregoing non-GAAP measures in reviewing our financial results. We define FX-Neutral net revenues as net revenues minus the exchange rate effect. We define exchange rate effect as the year-over-year impact of foreign currency movements using prior period foreign currency rates applied to current year transactional currency amounts.

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

The following tables set forth a reconciliation of FX-Neutral GMV and FX-Neutral net revenues (each as defined below) to our reported GMV and net revenues for the periods presented (in millions, except percentages):

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	As Reported	Exchange Rate Effect(1)	FX-Neutral(2)	As Reported	As Reported % Change	FX-Neutral % Change
GMV:
Marketplace	$20,033	$(566)	$20,599	$19,581	2%	5%
StubHub	916	(5)	921	869	6%	6%
Total GMV	$20,949	$(571)	$21,520	$20,450	2%	5%

Net transaction revenues:
Marketplace	$1,525	$(45)	$1,570	$1,500	2%	5%
StubHub	204	(1)	205	177	15%	16%
Total net transaction revenues	1,729	(46)	1,775	1,677	3%	6%
Marketing services and other revenues:
Marketplace	283	(7)	290	274	4%	6%
Classifieds	199	(7)	206	186	7%	10%
StubHub, Corporate and other	6	—	6	—	**	**
Total marketing services and other revenues	488	(14)	502	460	6%	9%
Total net revenues	$2,217	$(60)	$2,277	$2,137	4%	7%

(1)	We define exchange rate effect as the year-over-year impact of foreign currency movements using prior period foreign currency rates applied to current year transactional currency amounts.

(2)	We define FX-Neutral GMV as GMV minus the exchange rate effect. We define the non-GAAP financial measures of FX-Neutral net revenue as net revenue minus the exchange rate effect.

Liquidity and Capital Resources

Cash Flows

	Three Months Ended March 31,
	2017	2016
	(In millions)
Net cash provided by (used in):
Continuing operating activities	$582	$641
Continuing investing activities	(115)	(1,075)
Continuing financing activities	(418)	1,222
Effect of exchange rates on cash and cash equivalents	114	66
Net increase (decrease) in cash and cash equivalents	$163	$854

Continuing Operating Activities

The net cash provided by continuing operating activities of $582 million in the three months ended March 31, 2017 was primarily due to net income of $1.0 billion with adjustments of $163 million in depreciation and amortization, $62 million in provision for transaction losses, and $101 million in stock-based compensation, partially offset by a net income adjustment decrease of $565 million related to deferred income taxes and a decrease of $214 million in changes in assets and liabilities and other, net of acquisition effects.

The net cash provided by continuing operating activities of $641 million in the three months ended March 31, 2016 was primarily due to net income of $482 million with adjustments of $167 million in depreciation and amortization, $88 million in stock-based compensation and $52 million in provision for transaction losses, and a decrease of $120 million in changes in assets and liabilities, and other, net of acquisition effects.

Continuing Investing Activities

The net cash used in continuing investing activities of $115 million in the three months ended March 31, 2017 was primarily due to cash paid for purchases of investments of $2.8 billion and property and equipment of $135 million, partially offset by proceeds of $2.8 billion from the maturities and sale of investments.

The net cash used in continuing investing activities of $1.1 billion in the three months ended March 31, 2016 was primarily due to cash paid for purchases of investments of $2.9 billion and purchases of property and equipment of $158 million, partially offset by proceeds of $2.0 billion from the maturities and sale of investments.

Continuing Financing Activities

The net cash used in continuing financing activities of $418 million in the three months ended March 31, 2017 was primarily due to cash used to repurchase $410 million of common stock.

The net cash provided by continuing financing activities of $1.2 billion in the three months ended March 31, 2016 was primarily due to cash inflows of $2.2 billion from the issuance of senior notes, partially offset by cash outflows of $1.0 billion to repurchase common stock

The positive effect of exchange rate movements on cash and cash equivalents was due to the weakening of the U.S. dollar against other currencies, primarily the Korean won and Euro during the three months ended March 31, 2017 compared to 2016 year-end rate.

Stock Repurchases

In July 2016, our Board authorized a $2.5 billion stock repurchase program. The stock repurchase program has no expiration from the date of authorization. Our stock repurchase program is intended to programmatically offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, to make opportunistic repurchases of our common stock to reduce our outstanding share count. Any share repurchases under our stock repurchase program may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives.

During the three months ended March 31, 2017, we repurchased approximately $350 million of our common stock under our stock repurchase program. As of March 31, 2017, a total of approximately $986 million remained available for future repurchases of our common stock under our stock repurchase program.

We expect, subject to market conditions and other uncertainties, to continue making opportunistic repurchases of our common stock. However, our stock repurchase program may be limited or terminated at any time without prior notice. The timing and actual number of shares repurchased will depend on a variety of factors, including corporate and regulatory requirements, price and other market conditions and management’s determination as to the appropriate use of our cash.

Shelf Registration Statement and Debt

Shelf Registration

As of March 31, 2017, we had an effective shelf registration statement on file with the Securities and Exchange Commission that allows us to issue various types of debt securities, as well as common stock, preferred stock, warrants, depositary shares representing fractional interest in shares of preferred stock, purchase contracts and units from time to time in one or more offerings. Each issuance under the shelf registration statement will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. The registration statement does not limit the amount of securities that may be issued thereunder. Our ability to issue securities is subject to market conditions and other factors including, in the case of our debt securities, our credit ratings and compliance with the covenants in our credit agreement.

Senior Notes

As of March 31, 2017, we had floating- and fixed-rate senior notes outstanding for an aggregate principal amount of $9.0 billion. The net proceeds from the sale of these senior notes were used for general corporate purposes, including, among other things, capital expenditures, share repurchases, repayment of indebtedness and possible acquisitions. The floating rate notes are not redeemable prior to maturity. On and after March 1, 2021, we may redeem some or all of the fixed rate notes due 2056 at any time and from time to time prior to their maturity, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest. We may redeem some or all of the other fixed rate notes of each series at any time and from time to time prior to their maturity, generally at a make-whole redemption price plus accrued and unpaid interest. If a change of control triggering event occurs with respect to the 2.500% fixed rate notes due 2018, the 3.800% fixed rate notes due 2022 or the 6.000% fixed rate notes due 2056, we must, subject to certain exceptions, offer to repurchase all of the notes of the applicable series at a price equal to 101% of the principal amount plus accrued and unpaid interest. For additional details related to our senior notes, please see “Note 8 – Debt” to the condensed consolidated financial statements included in this report.

To help achieve our interest rate risk management objectives, in connection with the previous issuance of certain senior notes, we entered into interest rate swap agreements that effectively converted $2.4 billion of the fixed rate notes to floating rate debt based on the London InterBank Offered Rate (“LIBOR”) plus a spread. These swaps were designated as fair value hedges against changes in the fair value of certain fixed rate senior notes resulting from changes in interest rates.

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

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. As of March 31, 2017, there were no commercial paper notes outstanding.

Credit Agreement

As of March 31, 2017, no borrowings were outstanding under our $2 billion credit agreement. However, as described above, we have an up to $1.5 billion commercial paper program and therefore maintain $1.5 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due. As a result, $500 million of borrowing capacity was available as of March 31, 2017 for other purposes permitted by the credit agreement. The credit agreement includes customary representations, warranties, affirmative and negative covenants, including financial covenants, events of default and indemnification provisions in favor of the banks. The negative covenants include restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case, subject to certain exceptions. The financial covenants require us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio.

We were in compliance with all covenants in our outstanding debt instruments for the three months ended March 31, 2017.

Credit Ratings

As of March 31, 2017, we were rated investment grade by Standard and Poor’s Financial Services, LLC (long-term rated BBB+, short-term rated A-2, with a stable outlook), Moody’s Investor Service (long-term rated Baa1, short-term rated P-2, with a stable outlook), and Fitch Ratings, Inc. (long-term rated BBB, short-term rated F-2, with a stable outlook). We disclose these ratings to enhance the understanding of our sources of liquidity and the effects of our ratings on our costs of funds. Our borrowing costs depend, in part, on our credit ratings and any further actions taken by these credit rating agencies to lower our credit ratings, as described above, will likely increase our borrowing costs.

Liquidity and Capital Resource Requirements

As of March 31, 2017 and December 31, 2016, we had assets classified as cash and cash equivalents, as well as short-term and long-term non-equity investments, in an aggregate amount of $11.2 billion as of the end of each period. As of March 31, 2017, this amount included assets held in certain of our foreign operations totaling approximately $8.6 billion. Of the $8.6 billion held by our non-U.S. subsidiaries, approximately $4.8 billion was available for use in the U.S. without incurring additional U.S. income taxes in excess of the amounts already accrued in our condensed consolidated financial statements as of March 31, 2017. As of March 31, 2017, we had not repatriated any of these funds to the U.S. and, as a result, we have not yet paid U.S. tax on any portion of these funds. However, to the extent we repatriate these funds to the U.S., we will be required to pay U.S. income and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs. The remaining amount of non-U.S. cash and cash equivalents, as well as short-term and long-term non-equity investments, have been indefinitely reinvested and, therefore, no U.S. current or deferred taxes have been accrued as this amount is necessary to support our planned ongoing investments in our foreign operations. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the U.S., and we do not expect that we will need to repatriate the funds we have designated as indefinitely reinvested outside the U.S. Under current tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the U.S., such amounts would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.

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

Subsequent to March 31, 2017, we received an ownership interest in Flipkart in exchange for our eBay.in business and a $500 million cash investment. We signed the definitive agreement to sell our marketplaces business in India on April 10, 2017 and we expect to close this transaction, subject to customary closing conditions, in the second half of 2017. The purchase price payable at closing is subject to adjustments. Accordingly, we are unable to estimate the financial statement impact of the sale at this time.

Off-Balance Sheet Arrangements

As of March 31, 2017, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

We have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under the arrangement. As of March 31, 2017, we had a total of $1.1 billion in cash withdrawals offsetting our $1.1 billion in Aggregate Cash Deposits held within the financial institution under the cash pooling arrangement.

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

As of March 31, 2017, approximately 18% of our total cash and investments was held in cash and cash equivalents. As such, changes in interest rates will impact interest income. As discussed below, fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates.

As of March 31, 2017, the balance of our government bond and corporate debt securities was $9.2 billion, which represented approximately 81% of our total cash and investments. Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate investment securities may be adversely impacted due to a rise in interest rates. In general, fixed-rate securities with longer maturities are subject to greater interest-rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest-rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease and may also suffer a decline in market value if interest rates increase. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. A 100 basis point increase or decrease in interest rates would not have a material impact on our financial assets or liabilities as of March 31, 2017.

As of March 31, 2017, we have an aggregate principal amount of $9.0 billion of outstanding senior notes, of which 91% bore interest at fixed rates. We entered into $2.4 billion of interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with $1.15 billion of our 2.2% senior notes due July 2019, $750 million of our 2.875% senior notes due July 2021, and $500 million of our 3.450% senior notes due July 2024 so that the interest payable on those notes effectively became variable based on LIBOR plus a spread. Further changes in interest rates will impact interest expense on any borrowings under our revolving credit facility, which bear interest at floating rates, and the interest rate on any commercial paper borrowings we make and any debt securities we may issue in the future and, accordingly, will impact interest expense. For additional details related to our debt, please see “Note 8 – Debt” to the condensed consolidated financial statements included in this report.

Investment Risk

The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our cash equivalents and short-term and long-term investments in a variety of asset types, including bank deposits, government bonds and corporate debt securities.

As of March 31, 2017, our cost and equity method investments totaled $119 million, which represented approximately 1% of our total cash and investments, and were primarily related to equity method investments in privately held companies. We review our investments for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value is other-than-temporary. Our analysis includes a review of recent operating results and trends, recent sales/acquisitions of the securities in which we have invested and other publicly available data.

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

We have a foreign exchange exposure management program designed to identify material foreign currency exposures, manage these exposures and reduce the potential effects of currency fluctuations on our reported consolidated cash flows and results of operations through the purchase of foreign currency exchange contracts. The effectiveness of the program and resulting usage of foreign exchange derivative contracts is at times limited by our ability to achieve cash flow hedge accounting. Subsequent to the distribution of 100% of the outstanding common stock of PayPal to our stockholders (the “Distribution”), fewer of our currency flows meet the U.S. GAAP criteria for cash flow hedge accounting. While, economically, we face the same currency risks, our statement of income is more subject to volatility due to currency fluctuations. These foreign currency exchange contracts are accounted for as derivative instruments; for additional details related to our derivative instruments, please see “Note 7 – Derivative Instruments” to our condensed consolidated financial statements included in this report.

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

Certain of our foreign subsidiaries hold U.S. denominated marketable securities. The U.S. dollar/Euro is the primary foreign exchange exposure for these nonfunctional currency denominated marketable securities. These marketable securities are classified as available-for-sale and as such, fluctuations in the foreign exchange are recorded in AOCI within the condensed consolidated balance sheet. These fluctuations are subsequently reclassified from AOCI to interest and other, net in the period in which the marketable securities are sold. The realized foreign exchange gains and losses on these securities offset a portion of the foreign exchange fluctuations in earnings for the company.

The following table illustrates the fair values of outstanding foreign exchange contracts designated as cash flow hedges and nonfunctional currency denominated marketable securities and the before-tax effect on fair values of a hypothetical adverse change in the foreign exchange rates that existed as of March 31, 2017. The sensitivities for foreign currency contracts and nonfunctional currency denominated marketable securities are based on a 20% adverse change in foreign exchange rates, against relevant functional currencies.

	Fair Value Asset/(Liability)	Fair Value Sensitivity (1)
	(In millions)
Foreign exchange contracts - Cash flow hedges	$44	$(180)
Marketable Securities	$711	(142)

(1)
A hypothetical adverse change of 20% in the foreign exchange rates at March 31, 2017, would have resulted in a before-tax loss of $180 million and $142 million to be recorded in AOCI related to foreign exchange contracts designated as cash flow hedges and nonfunctional currency denominated marketable securities.

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

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $14 million as of March 31, 2017 taking into consideration the offsetting effect of foreign exchange forwards in place as of March 31, 2017.

Item 4:	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934) required by Rules 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934, our Chief Executive Officer and our Chief Financial Officer have concluded that, due to a material weakness in internal control over financial reporting described in Part II, Item 9A of our 2016 Form 10-K, our disclosure controls and procedures were not effective as of March 31, 2017.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described below under the caption “Remediation Plan.”

(c) Remediation Plan. As previously described in Part II, Item 9A of our 2016 Form 10-K, we began implementing a remediation plan to address the control deficiency that led to the material weakness mentioned above. The remediation plan includes the following:

•	Implementing specific review procedures, including the added involvement of our chief tax officer in the review of tax accounting, designed to enhance our income tax control; and

•	Strengthening our income tax control with improved documentation standards, technical oversight and training

Our enhanced review procedures and documentation standards were in place and operating during the first quarter of 2017. We are in the process of testing the newly implemented internal controls and related procedures. The material weakness cannot be considered remediated until the control has operated for a sufficient period of time and until management has concluded, through testing, that the control is operating effectively. Our goal is to remediate this material weakness by the end of 2017.

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

Consumers who might use our sites to buy goods have a wide variety of alternatives, including traditional department, warehouse, boutique, discount and general merchandise stores (as well as the online and mobile operations of these traditional retailers), online retailers and their related mobile offerings, online and offline classified services and other shopping channels, such as offline and online home shopping networks. In the United States, these include Amazon.com, Facebook, Google, Wal-Mart, Target, Macy’s, JC Penney, Costco, Office Depot, Staples, OfficeMax, Sam’s Club, Rakuten, Yahoo! Shopping, MSN, QVC and Home Shopping Network, among others. In addition, consumers have a large number of online and offline channels focused on one or more of the categories of products offered on our site.

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

For example, the Federal Communications Commission amended certain of its regulations under the Telephone Consumer Protection Act (“TCPA”), in 2012 and 2013 in a manner that could increase our exposure to liability for certain types of telephonic communication with customers, including but not limited to text messages to mobile phones. Under the TCPA, plaintiffs may seek actual monetary loss or statutory damages of $500 per violation, whichever is greater, and courts may treble the damage award for willful or knowing violations. We are regularly subject to class-action lawsuits, as well as individual lawsuits, containing allegations that our businesses violated the TCPA. These lawsuits, and other private lawsuits not currently alleged as class actions, seek damages (including statutory damages) and injunctive relief, among other remedies. Given the enormous number of communications we send to our users, a determination that there have been violations of the TCPA or other communications-based statutes could expose us to significant damage awards that could, individually or in the aggregate, materially harm our business.

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

We are regularly subject to claims, lawsuits (including class actions and individual lawsuits), government investigations, and other proceedings involving competition and antitrust, intellectual property, privacy, consumer protection, accessibility claims, securities, tax, labor and employment, commercial disputes, content generated by our users, services and other matters. The number and significance of these disputes and inquiries have increased as the political and regulatory landscape changes; and as our company has grown larger, our businesses have expanded in scope and geographic reach, and our products and services have increased in complexity.

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
In reviewing the accounting for certain transactions we completed in December 2016, as part of the realignment of our legal structure, as described above under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Provision for Income Taxes,” our management identified a deficiency in the effectiveness of a control intended to properly document and review relevant facts and apply the appropriate tax accounting under standards generally accepted in the United States of America, which impacted the Deferred tax asset and Income tax benefit accounts and related disclosures. As described under “Part 1, Item 4 - Controls and Procedures,” our management has concluded that the deficiency constitutes a material weakness in our internal control over financial reporting and, as a result, internal control over financial reporting was not effective as of March 31, 2017.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Although we have developed and are implementing a plan to remediate this material weakness and believe, based on our evaluation to date, that this material weakness will be remediated during 2017, we cannot assure you that this will occur within the contemplated timeframe. Moreover, we cannot assure you that we will not identify additional material weaknesses in our internal control over financial reporting in the future. If we are unable to remediate the material weakness, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the Securities and Exchange Commission, could be adversely affected. The occurrence of, or failure to remediate the material weakness may adversely affect our reputation and business and the market price of our common stock and any other securities we may issue.

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

The application of indirect taxes (such as sales and use tax, value-added tax (“VAT”), goods and services tax, business tax and gross receipt tax) to ecommerce businesses and to our users is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the adoption and growth of the Internet and ecommerce. In many cases, it is not clear how existing statutes apply to the Internet or ecommerce. In addition, governments are increasingly looking for ways to increase revenues, which has resulted in discussions about tax reform and other legislative action to increase tax revenues, including through indirect taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain.

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

One or more states, the U.S. federal government or foreign countries may seek to impose reporting or record-keeping obligations on companies that engage in or facilitate ecommerce. Such an obligation could be imposed by legislation intended to improve tax compliance (and legislation to such effect has been contemplated by several states and a number of foreign jurisdictions) or if one of our companies was ever deemed to be the legal agent of the users of our services by a jurisdiction in which it operates. Certain of our companies are required to report to the IRS on customers subject to U.S. income tax who receive more than $20,000 in payments and more than 200 payments in a calendar year. As a result, we are required to request tax identification numbers from certain payees, track payments by tax identification number and, under certain conditions, withhold a portion of payments and forward such withholding to the IRS. We have modified our systems to meet these requirements and expect increased operational costs and changes to our user experience in connection with complying with these reporting obligations. Any failure by us to meet these requirements could result in substantial monetary penalties and other sanctions and could harm our business.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchase activity during the three months ended March 31, 2017 was as follows:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet be Purchased Under the Programs (1)
January 31, 2017	—	$—	—
February 28, 2017	8,069,300	$33.71	8,069,300
March 31, 2017	2,332,546	$33.44	2,332,546	$986,234,929
	10,401,846		10,401,846

(1)	In July 2016, our Board authorized a $2.5 billion stock repurchase program. The stock repurchase program has no expiration from the date of authorization.
Our stock repurchase program is intended to programmatically offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, to make opportunistic repurchases of our common stock to reduce our outstanding share count. Any share repurchases under our stock repurchase program may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives.
During the three months ended March 31, 2017, we repurchased approximately $350 million of our common stock under our stock repurchase program. As of March 31, 2017, a total of approximately $986 million remained available for future repurchases of our common stock under our stock repurchase program.
We expect, subject to market conditions and other uncertainties, to continue making opportunistic repurchases of our common stock. However, our stock repurchase program may be limited or terminated at any time without prior notice. The timing and actual number of shares repurchased will depend on a variety of factors, including corporate and regulatory requirements, price and other market conditions and management’s determination as to the appropriate use of our cash.

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

eBay Inc.
Principal Executive Officer:

		By:	/s/ Devin N. Wenig
Devin N. Wenig
President and Chief Executive Officer
Date:	April 20, 2017
Principal Financial Officer:

		By:	/s/ Scott F. Schenkel
Scott F. Schenkel
Senior Vice President, Chief Financial Officer
Date:	April 20, 2017
Principal Accounting Officer:

		By:	/s/ Brian J. Doerger
Brian J. Doerger
Vice President, Chief Accounting Officer
Date:	April 20, 2017

INDEX TO EXHIBITS

Exhibit Number	Description
10.01+	Offer Letter dated September 26, 2013 between Registrant and R.J. Pittman.
12.01	Statement regarding computation of ratio of earnings to fixed charges.
31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
+ Indicates a management contract or compensatory plan or arrangement.