Form 10-Q
period 2017-06-30
EBAY INC
filed 2017-07-21
CIK 1065088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 17, 2017, there were 1,070,315,519 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements
eBay Inc.
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2017	December 31, 2016
	(In millions, except par value)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,636	$1,816
Short-term investments	6,381	5,333
Accounts receivable, net	619	592
Other current assets	1,270	1,134
Total current assets	10,906	8,875
Long-term investments	4,754	3,969
Property and equipment, net	1,538	1,516
Goodwill	4,665	4,501
Intangible assets, net	92	102
Deferred tax assets	5,242	4,608
Other assets	286	276
Total assets	$27,483	$23,847
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$2,215	$1,451
Accounts payable	284	283
Accrued expenses and other current liabilities	1,870	1,893
Deferred revenue	125	110
Income taxes payable	102	110
Total current liabilities	4,596	3,847
Deferred and other tax liabilities, net	2,098	1,888
Long-term debt	9,251	7,509
Other liabilities	64	64
Total liabilities	16,009	13,308
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 3,580 shares authorized; 1,072 and 1,087 shares outstanding	2	2
Additional paid-in capital	15,077	14,907
Treasury stock at cost, 582 and 557 shares	(20,063)	(19,205)
Retained earnings	16,021	14,959
Accumulated other comprehensive income/(loss)	437	(124)
Total stockholders’ equity	11,474	10,539
Total liabilities and stockholders’ equity	$27,483	$23,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions, except per share amounts)
	(Unaudited)
Net revenues	$2,328	$2,230	$4,545	$4,367
Cost of net revenues	561	493	1,076	970
Gross profit	1,767	1,737	3,469	3,397
Operating expenses:
Sales and marketing	637	622	1,199	1,160
Product development	313	295	591	534
General and administrative	267	218	512	427
Provision for transaction losses	63	64	125	116
Amortization of acquired intangible assets	9	7	18	15
Total operating expenses	1,289	1,206	2,445	2,252
Income from operations	478	531	1,024	1,145
Interest and other, net	(18)	(8)	(6)	(31)
Income before income taxes	460	523	1,018	1,114
Income tax benefit (provision)	(433)	(86)	44	(195)
Income from continuing operations	$27	$437	$1,062	$919
Loss from discontinued operations, net of income taxes	—	(2)	—	(2)
Net income	$27	$435	$1,062	$917

Income (loss) per share - basic:
Continuing operations	$0.03	$0.38	$0.98	$0.80
Discontinued operations	—	—	—	—
Net income per share - basic	$0.03	$0.38	$0.98	$0.80

Income (loss) per share - diluted:
Continuing operations	$0.02	$0.38	$0.97	$0.79
Discontinued operations	—	—	—	—
Net income per share - diluted	$0.02	$0.38	$0.97	$0.79

Weighted-average shares:
Basic	1,076	1,144	1,080	1,151
Diluted	1,091	1,149	1,097	1,159

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
	(Unaudited)
Net income	$27	$435	$1,062	$917
Other comprehensive income, net of reclassification adjustments:
Foreign currency translation gain (loss)	345	(87)	676	67
Unrealized gains (losses) on investments, net	(29)	281	(49)	304
Tax benefit (expense) on unrealized gains (losses) on investments, net	6	(80)	18	(101)
Unrealized gains (losses) on hedging activities, net	(64)	30	(98)	33
Tax benefit (expense) on unrealized gains (losses) on hedging activities, net	14	—	14	—
Other comprehensive income, net of tax	272	144	561	303
Comprehensive income	$299	$579	$1,623	$1,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2017	2016
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income	$1,062	$917
Loss from discontinued operations, net of income taxes	—	2
Adjustments:
Provision for transaction losses	125	116
Depreciation and amortization	331	334
Stock-based compensation	238	201
Deferred income taxes	(123)	(62)
Changes in assets and liabilities, and other, net of acquisition effects	(352)	(103)
Net cash provided by continuing operating activities	1,281	1,405
Net cash used in discontinued operating activities	—	(1)
Net cash provided by operating activities	1,281	1,404
Cash flows from investing activities:
Purchases of property and equipment	(317)	(305)
Purchases of investments	(7,603)	(5,128)
Maturities and sales of investments	5,815	3,519
Other	(21)	(59)
Net cash used in continuing investing activities	(2,126)	(1,973)
Net cash used in discontinued investing activities	—	—
Net cash used in investing activities	(2,126)	(1,973)
Cash flows from financing activities:
Proceeds from issuance of common stock	62	52
Repurchases of common stock	(917)	(1,501)
Excess tax benefits from stock-based compensation	—	4
Tax withholdings related to net share settlements of restricted stock units and awards	(130)	(77)
Proceeds from issuance of long-term debt, net	2,484	2,216
Other	15	(9)
Net cash provided by continuing financing activities	1,514	685
Net cash used in discontinued financing activities	—	—
Net cash provided by financing activities	1,514	685
Effect of exchange rate changes on cash and cash equivalents	151	53
Net increase in cash and cash equivalents	820	169
Cash and cash equivalents at beginning of period	1,816	1,832
Cash and cash equivalents at end of period	2,636	2,001
Less: Cash and cash equivalents of discontinued operations	—	—
Cash and cash equivalents of continuing operations at end of period	$2,636	$2,001
Supplemental cash flow disclosures:
Cash paid for interest	$131	$91
Cash paid for income taxes	$163	$84

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements Not Yet Adopted

In 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to revenue recognition. This new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition guidance provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. In 2016, the FASB issued several amendments to the standard, including principal versus agent considerations when another party is involved in providing goods or services to a customer and the application of identifying performance obligations. While we continue to assess all potential impacts of the standard, we currently identified one performance obligation related to the core service offered to sellers in our Marketplace platform and believe additional services mainly to promote or feature listings at the option of sellers are not distinct within the context of the contract. Accordingly, certain fees paid by sellers for these services will be recognized when the single performance obligation is satisfied resulting, in some cases, in a change in the timing of recognition from current guidance. We do not anticipate that the principal versus agent considerations under ASU 2016-08 Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) will materially change how we present revenue. Further, we believe certain incentives such as coupons and rewards provided to our users could potentially be recognized as an expense, which we generally record as a reduction of revenue under current guidance. The standard is required to be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We continue to evaluate the transition method upon adoption. The Company will adopt the new revenue standards in its first quarter of 2018.

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

In 2017, the FASB issued new guidance that will shorten the amortization period for certain callable debt securities held at a premium to the earliest call date to more closely align with expectations incorporated in market pricing. The new guidance will not impact debt securities held at a discount. Adoption of this standard will be made on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. This standard is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those annual reporting periods, with early adoption permitted. While we continue to assess the potential impact of this standard, we do not expect the adoption of this standard to have a material impact on our consolidated financial statements

In 2017, the FASB issued new guidance to amend the scope of modification accounting for share-based payment arrangements. The amendments in the update provide guidance on types of changes to the terms or conditions of share-based payment awards would be required to apply modification accounting under ASC 718, Compensation-Stock Compensation. The amendments are effective for annual reporting periods beginning after December 15, 2017 with early adoption permitted. We are evaluating the impact of adopting this new accounting guidance on our consolidated financial statements.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2 — Net Income (loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding options and equity incentive awards is reflected in diluted net income (loss) per share by application of the treasury stock method. The calculation of diluted net income (loss) per share excludes all anti-dilutive common shares. The following table sets forth the computation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2017 and 2016 (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Income from continuing operations	$27	$437	$1,062	$919
Loss from discontinued operations, net of income taxes	—	(2)	—	(2)
Net income	$27	$435	$1,062	$917
Denominator:
Weighted average shares of common stock - basic	1,076	1,144	1,080	1,151
Dilutive effect of equity incentive awards	15	5	17	8
Weighted average shares of common stock - diluted	1,091	1,149	1,097	1,159

Income (loss) per share - basic:
Continuing operations	$0.03	$0.38	$0.98	$0.80
Discontinued operations	—	—	—	—
Net income per share - basic	$0.03	$0.38	$0.98	$0.80
Income (loss) per share - diluted:
Continuing operations	$0.02	$0.38	$0.97	$0.79
Discontinued operations	—	—	—	—
Net income per share - diluted	$0.02	$0.38	$0.97	$0.79
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	1	15	16	14

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3 — Discontinued Operations

PayPal and Enterprise

In 2015, we separated from PayPal through the distribution of 100% of the outstanding common stock of PayPal Holdings, Inc. ("PayPal") to our stockholders (the "Distribution"). Subsequent to the Distribution, we classified the results of PayPal as discontinued operations in our consolidated statement of income for all periods presented. In 2015, we also sold the businesses underlying our former Enterprise segment (“Enterprise”). Subsequent to the sale of Enterprise, we classified the results of Enterprise as discontinued operations in our condensed consolidated statement of income for all periods presented.

The financial results of PayPal and Enterprise are presented as loss from discontinued operations, net of income taxes on our condensed consolidated statement of income. The following table presents the combined financial results of PayPal and Enterprise (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenues	$—	$—	$—	$—
Cost of net revenues	—	—	—	—
Gross profit	—	—	—	—
Operating expenses:
Sales and marketing	—	—	—	—
Product development	—	—	—	—
General and administrative	—	4	—	2
Provision for transaction and loan losses	—	—	—	—
Amortization of acquired intangible assets	—	—	—	—
Goodwill impairment	—	—	—	—
Total operating expenses	—	4	—	2
Loss from operations of discontinued operations	—	(4)	—	(2)
Interest and other, net	—	—	—	—
Loss from discontinued operations before income taxes	—	(4)	—	(2)
Income tax benefit	—	2	—	—
Loss from discontinued operations, net of income taxes	$—	$(2)	$—	$(2)

Note 4 — Goodwill and Intangible Assets

Goodwill

The following table presents goodwill activities during the six months ended June 30, 2017 (in millions):

	December 31, 2016	Goodwill Acquired	Adjustments	June 30, 2017
Goodwill	$4,501	$—	$164	$4,665

The adjustments to goodwill during the six months ended June 30, 2017 were primarily due to foreign currency translation.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets

The components of identifiable intangible assets as of June 30, 2017 and December 31, 2016 are as follows (in millions, except years):

	June 30, 2017				December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Intangible assets:
Customer lists and user base	$442	$(408)	$34	5	$434	$(393)	$41	5
Marketing related	580	(552)	28	5	568	(555)	13	5
Developed technologies	263	(242)	21	3	263	(229)	34	3
All other	155	(146)	9	4	154	(140)	14	4
Total	$1,440	$(1,348)	$92		$1,419	$(1,317)	$102

Amortization expense for intangible assets was $16 million and $11 million for the three months ended June 30, 2017 and 2016, respectively. Amortization expense for intangible assets was $32 million and $23 million for the six months ended June 30, 2017 and 2016, respectively.

Expected future intangible asset amortization as of June 30, 2017 is as follows (in millions):

Fiscal year:
Remaining 2017	$33
2018	38
2019	14
2020	7
Thereafter	—
Total	$92

Note 5 — Segments

We have one operating and reportable segment. Our chief operating decision maker reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The following table sets forth the breakdown of net revenues by type for the three and six months ended June 30, 2017 and 2016 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net transaction revenues:
Marketplace	$1,590	$1,521	$3,115	$3,021
StubHub	227	225	431	402
Total net transaction revenues	1,817	1,746	3,546	3,423
Marketing services and other revenues:
Marketplace	283	277	566	551
Classifieds	219	207	418	393
StubHub, Corporate and other	9	—	15	—
Total marketing services and other revenues	511	484	999	944
Total net revenues	$2,328	$2,230	$4,545	$4,367

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6 — Investments

The following tables summarize the unrealized gains and losses and estimated fair value of our investments classified as available-for-sale as of June 30, 2017 and December 31, 2016 (in millions):

	June 30, 2017
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Restricted cash	$21	$—	$—	$21
Corporate debt securities (1)	6,302	2	(12)	6,292
Government and agency securities	68	—	—	68
	$6,391	$2	$(12)	$6,381
Long-term investments:
Corporate debt securities (1)	4,611	19	(6)	4,624
	$4,611	$19	$(6)	$4,624

(1)
As of June 30, 2017, investment securities with a fair value of $393 million and a net unrealized foreign exchange loss of $11 million were held by a foreign subsidiary in which the U.S. dollar is not the functional currency.

	December 31, 2016
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Restricted cash	$19	$—	$—	$19
Corporate debt securities	5,203	44	(1)	5,246
Government and agency securities	63	5	—	68
	$5,285	$49	$(1)	$5,333
Long-term investments:
Corporate debt securities	3,848	15	(12)	3,851
	$3,848	$15	$(12)	$3,851

Investment securities in a continuous loss position for greater than 12 months had an estimated fair value of $22 million and an immaterial amount of unrealized losses as of June 30, 2017 and an estimated fair value of $123 million and an immaterial amount of unrealized losses as of December 31, 2016. Refer to “Note 14 - Accumulated Other Comprehensive Income” for amounts reclassified to earnings from unrealized gains and losses.

The estimated fair values of our short-term and long-term investments classified as available-for-sale by date of contractual maturity as of June 30, 2017 are as follows (in millions):

June 30, 2017
One year or less (including restricted cash of $21)	$6,381
One year through two years	2,154
Two years through three years	1,683
Three years through four years	208
Four years through five years	504
Five years through six years	75
$11,005

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity and cost method investments

We have made multiple equity and cost method investments, which are reported in long-term investments on our condensed consolidated balance sheet. During the second quarter of 2016, we sold a portion of our equity interest in Jasper Infotech Private Limited (Snapdeal). The resulting gain was recorded in interest and other, net on our consolidated statement of income. As of June 30, 2017 and December 31, 2016, our equity and cost method investments totaled $130 million and $118 million, respectively.

In April 2017, we announced that we would receive an ownership interest in Flipkart in exchange for our eBay.in business and a $500 million cash investment. We signed the definitive agreement to sell our marketplace business in India on April 10, 2017 and we expect to close these transactions in the second half of 2017, subject to customary closing conditions.

Note 7 — Fair Value Measurement of Assets and Liabilities

The following tables presents financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 (in millions):

	June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash and cash equivalents	$2,636	$2,636	$—
Short-term investments:
Restricted cash	21	21	—
Corporate debt securities	6,292	—	6,292
Government and agency securities	68	—	68
Total short-term investments	6,381	21	6,360
Derivatives	90	—	90
Long-term investments:
Corporate debt securities	4,624	—	4,624
Total long-term investments	4,624	—	4,624
Total financial assets	$13,731	$2,657	$11,074

Liabilities:
Derivatives	$59	$—	$59

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash and cash equivalents	$1,816	$1,816	$—
Short-term investments:
Restricted cash	19	19	—
Corporate debt securities	5,246	—	5,246
Government and agency securities	68	—	68
Total short-term investments	5,333	19	5,314
Derivatives	154	—	154
Long-term investments:
Corporate debt securities	3,851	—	3,851
Total long-term investments	3,851	—	3,851
Total financial assets	$11,154	$1,835	$9,319

Liabilities:
Derivatives	$48	$—	$48

Our financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. The majority of our derivative instruments are valued using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as equity prices, interest rate yield curves, option volatility and currency rates. We did not have any transfers of financial instruments between valuation levels during the six months ended June 30, 2017.

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

Foreign Exchange Contracts

We transact business in various foreign currencies and have significant international revenues as well as costs denominated in foreign currencies, which subjects us to foreign currency risk. We use foreign currency exchange contracts, primarily short-term in nature, generally one month to one year in duration but with maturities up to 18 months, to reduce the volatility of cash flows related to forecasted revenues, expenses, assets and liabilities denominated in foreign currencies. The objective of the foreign exchange contracts is to better ensure that ultimately the U.S. dollar-equivalent cash flows are not adversely affected by changes in the applicable U.S. dollar/foreign currency exchange rate.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For derivative instruments that are designated as cash flow hedges, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (”AOCI”) and subsequently reclassified into earnings in the same period the forecasted transaction affects earnings. The ineffective portion of the unrealized gains and losses on these contracts, if any, is recorded immediately in earnings. We evaluate the effectiveness of our foreign exchange contracts on a quarterly basis. We do not use any foreign exchange contracts for trading purposes. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Unrealized gains and losses in AOCI associated with such derivative instruments are immediately reclassified into earnings. As of June 30, 2017, we have estimated that approximately $36 million of net derivative losses related to our cash flow hedges included in AOCI will be reclassified into earnings within the next 12 months.

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Derivative Contracts

The fair values of our outstanding derivative instruments as of June 30, 2017 and December 31, 2016 were as follows (in millions):

	Balance Sheet Location	June 30, 2017	December 31, 2016
Derivative Assets:
Foreign exchange contracts designated as cash flow hedges	Other Current Assets	$9	$67
Foreign exchange contracts not designated as hedging instruments	Other Current Assets	57	64
Interest rate contracts designated as fair value hedges	Other Assets	24	23
Total derivative assets		$90	$154

Derivative Liabilities:
Foreign exchange contracts designated as cash flow hedges	Other Current Liabilities	$20	$3
Foreign exchange contracts not designated as hedging instruments	Other Current Liabilities	39	45
Total derivative liabilities		$59	$48

Total fair value of derivative instruments		$31	$106

Under the master netting agreements with the respective counterparties to our derivative contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis on our condensed consolidated balance sheet. As of June 30, 2017, the potential effect of rights of set-off associated with the foreign exchange contracts would be an offset to both assets and liabilities by $42 million, resulting in net derivative assets of $25 million and net derivative liabilities of $17 million. We are not required to pledge, nor are we entitled to receive, collateral related to our foreign exchange derivative transactions. As of June 30, 2017, we had neither pledged nor received collateral related to our interest rate derivative transactions.

Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following tables present the activity of derivative contracts that qualify for hedge accounting as of June 30, 2017 and December 31, 2016, and the impact of these derivative contracts on AOCI for the six months ended June 30, 2017 and 2016 (in millions):

	December 31, 2016	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)	Amount of Gain (Loss) Reclassified From AOCI to Earnings (Effective Portion)	June 30, 2017
Foreign exchange contracts designated as cash flow hedges	$54	$(63)	$35	$(44)

	December 31, 2015	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)	Amount of Gain (Loss) Reclassified From AOCI to Earnings (Effective Portion)	June 30, 2016
Foreign exchange contracts designated as cash flow hedges	$36	$69	$36	$69

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effect of Derivative Contracts on Condensed Consolidated Statement of Income

The following table provides the location in our financial statements of the recognized gains or losses related to our foreign exchange derivative instruments (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Foreign exchange contracts designated as cash flow hedges recognized in cost of net revenues and operating expenses	$4	$(1)	$11	$3
Foreign exchange contracts designated as cash flow hedges recognized in interest and other, net	11	21	24	33
Foreign exchange contracts not designated as hedging instruments recognized in interest and other, net	(4)	5	(8)	3
Total gain (loss) recognized from foreign exchange derivative contracts in the condensed consolidated statement of income	$11	$25	$27	$39

The following table provides the location in our financial statements of the recognized gains or losses related to our interest rate derivative instruments (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Gain (loss) from interest rate contracts designated as fair value hedges recognized in interest and other, net	$8	$21	$1	$84
Gain (loss) from hedged items attributable to hedged risk recognized in interest and other, net	(8)	(21)	(1)	(84)
Total gain (loss) recognized from interest rate derivative contracts in the condensed consolidated statement of income	$—	$—	$—	$—

Notional Amounts of Derivative Contracts

Derivative transactions are measured in terms of the notional amount, but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. The notional amount is generally not exchanged, but is used only as the basis on which the value of foreign exchange payments under these contracts are determined. The following table provides the notional amounts of our outstanding derivatives as of June 30, 2017 and December 31, 2016 (in millions):

	June 30, 2017	December 31, 2016
Foreign exchange contracts designated as cash flow hedges	$1,631	$1,200
Foreign exchange contracts not designated as hedging instruments	3,698	2,993
Interest rate contracts designated as fair value hedges	2,400	2,400
Total	$7,729	$6,593

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9 — Debt

The following table summarizes the carrying value of our outstanding debt (in millions, except percentages):

	Coupon	As of	Effective	As of	Effective
	Rate	June 30, 2017	Interest Rate	December 31, 2016	Interest Rate
Long-Term Debt
Floating Rate Notes:
Senior notes due 2017	LIBOR plus 0.20%	$450	1.447%	$450	1.223%
Senior notes due 2019	LIBOR plus 0.48%	400	1.722%	400	1.460%
Senior notes due 2023	LIBOR plus 0.87%	400	2.196%

Fixed Rate Notes:
Senior notes due 2017	1.350%	1,000	1.456%	1,000	1.456%
Senior notes due 2018	2.500%	750	2.775%	750	2.775%
Senior notes due 2019	2.200%	1,150	2.346%	1,150	2.346%
Senior notes due 2020	3.250%	500	3.389%	500	3.389%
Senior notes due 2020	2.150%	500	2.344%
Senior notes due 2021	2.875%	750	2.993%	750	2.993%
Senior notes due 2022	3.800%	750	3.989%	750	3.989%
Senior notes due 2022	2.600%	1,000	2.678%	1,000	2.678%
Senior notes due 2023	2.750%	750	2.866%
Senior notes due 2024	3.450%	750	3.531%	750	3.531%
Senior notes due 2027	3.600%	850	3.689%
Senior notes due 2042	4.000%	750	4.114%	750	4.114%
Senior notes due 2056	6.000%	750	6.547%	750	6.547%
Total senior notes		11,500		9,000
Hedge accounting fair value adjustments		24		23
Unamortized discount and debt issuance costs		(73)		(64)
Less: Current portion of long-term debt		(2,200)		(1,450)
Total long-term debt		9,251		7,509

Short-Term Debt
Current portion of long-term debt		2,200		1,450
Unamortized discount and debt issuance costs		(1)		(1)
Other indebtedness		16		2
Total short-term debt		2,215		1,451
Total Debt		$11,466		$8,960

Senior Notes

During the three months ended June 30, 2017, we issued senior unsecured notes, or senior notes, in an aggregate principal amount of $2.5 billion. The issuance consisted of $400 million of floating rate notes due 2023, $500 million of 2.150% fixed rate notes due 2020, $750 million of 2.750% fixed rate notes due 2023 and $850 million of 3.600% fixed rate notes due 2027.

All of the floating rate notes are not redeemable prior to maturity. On and after March 1, 2021, we may redeem some or all of the 6.000% fixed rate notes due 2056 at any time and from time to time prior to their maturity at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest. We may redeem some or all of the other fixed rate notes of each series at any time and from time to time prior to their maturity, generally at a make-whole redemption price, plus accrued and unpaid interest.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If a change of control triggering event occurs with respect to the 2.500% fixed rate notes due 2018, the 2.150% fixed rate notes due 2020, the 3.800% fixed rate notes due 2022, the floating rate notes due 2023, the 2.750% fixed rate notes due 2023, the 3.600% fixed rate notes due 2027 or the 6.000% fixed rate notes due 2056, we must, subject to certain exceptions, offer to repurchase all of the notes of the applicable series at a price equal to 101% of the principal amount, plus accrued and unpaid interest.

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

The effective interest rates for our senior notes include the interest payable, the amortization of debt issuance costs and the amortization of any original issue discount on these senior notes. Interest on these senior notes is payable either quarterly or semiannually. Interest expense associated with these senior notes, including amortization of debt issuance costs, was approximately $74 million and $68 million during the three months ended June 30, 2017 and 2016, respectively, and $142 million and $118 million during the six months ended June 30, 2017 and 2016, respectively.

As of June 30, 2017 and December 31, 2016, the estimated fair value of these senior notes was approximately $11.5 billion and $8.9 billion, respectively.

Other Indebtedness

Our other indebtedness is comprised of overdraft facilities. We have formal overdraft facilities in India bearing interest on drawn balances at approximately a 9.1% rate per annum.

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. As of June 30, 2017, there were no commercial paper notes outstanding.

Credit Agreement

As of June 30, 2017, no borrowings were outstanding under our $2 billion credit agreement. However, as described above, we have an up to $1.5 billion commercial paper program and therefore maintain $1.5 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due. As a result, $500 million of borrowing capacity was available as of June 30, 2017 for other purposes permitted by the credit agreement. The credit agreement includes customary representations, warranties, affirmative and negative covenants, including financial covenants, events of default and indemnification provisions in favor of the banks. The negative covenants include restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case, subject to certain exceptions. The financial covenants require us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio. The events of default include the occurrence of a change of control (as defined in the credit agreement) with respect to us.

We were in compliance with all covenants in our outstanding debt instruments during the six months ended June 30, 2017.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10 — Commitments and Contingencies

Off-Balance Sheet Arrangements

As of June 30, 2017, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

We have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under the arrangement. As of June 30, 2017, we had a total of $1.1 billion in cash withdrawals offsetting our $1.1 billion in Aggregate Cash Deposits held within the financial institution under the cash pooling arrangement.

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

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable were not material for the six months ended June 30, 2017. Except as otherwise noted for the proceedings described in this Note 10, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to significant uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material.

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 11 — Stockholders’ Equity

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2016, our Board authorized a $2.5 billion stock repurchase program. The stock repurchase program has no expiration from the date of authorization. The stock repurchase activity under our stock repurchase program during the six months ended June 30, 2017 is summarized as follows (in millions, except per share amounts):

	Shares Repurchased (1)	Average Price per Share (2)	Value of Shares Repurchased	Remaining Amount Authorized
Balance as of January 1, 2017				$1,336
Repurchase of shares of common stock	25	$33.73	$857	(857)
Balance as of June 30, 2017				$479

(1)	These repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. No repurchased shares of common stock have been retired.

(2)	Excludes broker commissions.

In July 2017, our board of directors authorized an additional $3.0 billion stock repurchase program, with no expiration from the date of authorization.

Note 12 — Employee Benefit Plans

Restricted Stock Unit Activity

The following table presents restricted stock unit (“RSU”) activity (including performance-based RSUs that have been earned) under our equity incentive plans as of and for the six months ended June 30, 2017 (in millions except per share amounts):

Units
Outstanding as of January 1, 2017	44
Awarded and assumed	20
Vested	(12)
Forfeited	(3)
Outstanding as of June 30, 2017	49

The weighted average grant date fair value for RSUs awarded during the six months ended June 30, 2017 was $33.50 per share.

Stock-Based Compensation Expense

The impact on our results of operations of recording stock-based compensation expense for the three and six months ended June 30, 2017 and 2016 was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of net revenues	$15	$10	$26	$17
Sales and marketing	28	26	49	47
Product development	50	44	86	75
General and administrative	44	33	77	62
Total stock-based compensation expense	$137	$113	$238	$201
Capitalized in product development	$3	$3	$6	$6

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

During the fourth quarter of 2016, we began the process of realigning our legal structure, subsequent to the distribution of PayPal Holdings, Inc., to better reflect how we manage and operate our platforms. We consider many factors in effecting this realignment, including foreign exchange exposures, long-term cash flows and cash needs of our platforms, capital allocation considerations and the associated tax effects. As a result of the initial stages of this realignment and the associated tax agreements, in 2016 we achieved a substantial step-up in the tax basis of the intangible assets in our foreign eBay platforms. In the first quarter of 2017, we achieved a step-up in the tax basis of the intangible assets in our foreign Classifieds platforms and recognized a tax benefit of $695 million and during the first half of 2017, we recognized a noncash income tax charge of $376 million caused by the foreign exchange remeasurement of the deferred tax asset related to the ongoing realignment of our legal structure.
.
As a result of the realignment, we no longer benefit from tax rulings previously concluded in several different jurisdictions. Without the benefit of the rulings, the noncash tax impacts of the realignment in our foreign eBay and Classifieds platforms have increased our income tax rate in certain foreign jurisdictions, most significantly Switzerland. Accordingly, our effective tax was 94% and (4)% rate for the three and six months ended June 30, 2017 as compared to 16% and 18% respectively for the same periods in 2016. While we experienced a higher tax rate, the realignment allows us to achieve certain cash tax benefits due to the step-up in tax basis achieved in certain foreign jurisdictions. These cash tax benefits will remain consistent, subject to the performance of our foreign platforms. The realignment is expected to extend into 2018 and primarily impact our international entities.

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion invalidating the regulations relating to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was issued by the Tax Court in December 2015. The IRS is appealing the decision and filed its arguments opposing the Tax Court decision in June 2016. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits or obligations, and the risk of the Tax Court’s decision being overturned upon appeal, we have not recorded any benefit or expense as of June 30, 2017. We will continue to monitor ongoing developments and potential impacts to our consolidated financial statements.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14 — Accumulated Other Comprehensive Income

The following tables summarize the changes in AOCI for the three and six months ended June 30, 2017 and 2016 (in millions):

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of March 31, 2017	$20	$31	$101	$13	$165
Other comprehensive income (loss) before reclassifications	(49)	(24)	345	20	292
Less: Amount of gain (loss) reclassified from AOCI	15	5	—	—	20
Net current period other comprehensive income	(64)	(29)	345	20	272
Balance as of June 30, 2017	$(44)	$2	$446	$33	$437

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2016	$54	$51	$(230)	$1	$(124)
Other comprehensive income (loss) before reclassifications	(63)	(32)	676	32	613
Less: Amount of gain (loss) reclassified from AOCI	35	17	—	—	52
Net current period other comprehensive income	(98)	(49)	676	32	561
Balance as of June 30, 2017	$(44)	$2	$446	$33	$437

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of March 31, 2016	$39	$868	$109	$(331)	$685
Other comprehensive income (loss) before reclassifications	50	253	(87)	(80)	136
Less: Amount of gain (loss) reclassified from AOCI	20	(28)	—	—	(8)
Net current period other comprehensive income	30	281	(87)	(80)	144
Balance as of June 30, 2016	$69	$1,149	$22	$(411)	$829

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2015	$36	$845	$(45)	$(310)	$526
Other comprehensive income (loss) before reclassifications	69	271	67	(101)	306
Less: Amount of gain (loss) reclassified from AOCI	36	(33)	—	—	3
Net current period other comprehensive income	33	304	67	(101)	303
Balance as of June 30, 2016	$69	$1,149	$22	$(411)	$829

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides details about reclassifications out of AOCI for the three and six months ended June 30, 2017 and 2016 (in millions):

Details about AOCI Components	Affected Line Item in the Statement of Income	Amount of Gain (Loss) Reclassified From AOCI
		Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
Gains (losses) on cash flow hedges - foreign exchange contracts	Cost of net revenues	$1	$(1)	$3	$1
	Sales and marketing	—	—	1	—
	Product development	2	—	5	2
	General and administrative	1	—	2	—
	Interest and other, net	11	21	24	33
	Total, from continuing operations before income taxes	15	20	35	36
	Provision for income taxes	—	—	—	—
	Total, net of income taxes	15	20	35	36

Unrealized gains (losses) on investments	Interest and other, net	5	(28)	17	(33)
	Total, before income taxes	5	(28)	17	(33)
	Provision for income taxes	—	—	—	—
	Total, net of income taxes	5	(28)	17	(33)

Total reclassifications for the period	Total, net of income taxes	$20	$(8)	$52	$3

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Seasonality

We expect transaction activity patterns on our platforms to mirror general consumer buying patterns and expect that these trends will continue. The following table sets forth, for the periods presented, our total net revenues and the sequential quarterly movements of these net revenues (in millions, except percentages):

	Quarter Ended
	March 31	June 30	September 30	December 31
2015
Net revenues	$2,061	$2,110	$2,099	$2,322
Percent change from prior quarter	(11)%	2%	(1)%	11%
2016
Net revenues	$2,137	$2,230	$2,217	$2,395
Percent change from prior quarter	(8)%	4%	(1)%	8%
2017
Net revenues	$2,217	$2,328
Percent change from prior quarter	(7)%	5%

Impact of Foreign Currency Exchange Rates

Our commerce platforms operate globally, resulting in certain revenues that are denominated in foreign currencies, primarily the Euro, British pound, Korean won and Australian dollar, subjecting us to foreign currency risk, which may adversely impact our financial results. Because of this and the fact that we generated a majority of our net revenues internationally, including the three and six months ended June 30, 2017 and 2016, we are subject to the risks related to doing business in foreign countries as discussed under “Part II - Item 1A - Risk Factors.”

In addition to the corresponding measures under generally accepted accounting principles (“GAAP”), management uses non-GAAP measures in reviewing our financial results. The foreign exchange, or constant currency (“FX-Neutral”), net revenue amounts discussed below are non-GAAP financial measures and are not in accordance with, or an alternative to, measures prepared in accordance with GAAP. Accordingly, the FX-Neutral information appearing in the following discussion of our results of operations should be read in conjunction with the information provided below in “Non-GAAP Measures of Financial Performance,” which includes reconciliations of FX-Neutral financial measures to the most directly comparable GAAP measures. We calculate the year-over-year impact of foreign currency movements using prior period foreign currency rates applied to current year transactional currency amounts.

The effect of foreign currency exchange rate movements during the three months ended June 30, 2017 compared to the same period in 2016 was due to the strengthening of the U.S. dollar against other currencies, primarily the British pound and Euro.

Quarter Highlights

Net revenues increased 4% to $2.3 billion during the three months ended June 30, 2017 compared to the same period in 2016. FX-Neutral net revenue (as defined below) increased 7% during the three months ended June 30, 2017 compared to the same period in 2016. Operating margin decreased to 21% for the three months ended June 30, 2017 compared to 24% for the same period in 2016. Diluted earnings per share from continuing operations decreased to $0.02 during the three months ended June 30, 2017 compared to $0.38 in the same period in 2016.

In the second quarter of 2017 we recognized a tax provision of $433 million, primarily related to a noncash income tax charge of $311 million caused by the foreign exchange remeasurement of our deferred tax assets and an increase in our foreign tax rate, as we no longer benefit from certain tax rulings as a result of the ongoing realignment of our legal structure.

During the three months ended June 30, 2017, we issued senior unsecured notes in an aggregate principal amount of $2.5 billion. In addition, we generated cash flow from continuing operating activities of $699 million for the three months ended June 30, 2017 compared to $764 million in the same period in 2016.

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

The following table presents net revenues by type and geography (in millions, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Net Revenues by Type:
Net transaction revenues:
Marketplace	$1,590	$1,521	5%	$3,115	$3,021	3%
StubHub	227	225	1%	431	402	7%
Total net transaction revenues	1,817	1,746	4%	3,546	3,423	4%
Marketing services and other revenues:
Marketplace	283	277	2%	566	551	3%
Classifieds	219	207	6%	418	393	7%
StubHub, Corporate and other	9	—	**	15	—	**
Total marketing services and other revenues	511	484	6%	999	944	6%
Total net revenues	$2,328	$2,230	4%	$4,545	$4,367	4%

Net Revenues by Geography:
U.S.	$979	$945	4%	$1,941	$1,854	5%
International	1,349	1,285	5%	2,604	2,513	4%
Total net revenues	$2,328	$2,230	4%	$4,545	$4,367	4%

**    Not meaningful

The following table presents certain key operating metrics that we believe are significant factors affecting our net transaction revenues (in millions, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Supplemental Operating Data:
GMV (1):
Marketplace	$20,457	$19,790	3%	$40,490	$39,371	3%
StubHub	1,010	1,060	(5)%	1,926	1,929	—%
Total GMV	$21,467	$20,850	3%	$42,416	$41,300	3%

Transaction take rate:
Marketplace (2)	7.77%	7.69%	0.08%	7.69%	7.67%	0.02%
StubHub (3)	22.43%	21.23%	1.20%	22.37%	20.84%	1.53%
Total transaction take rate (4)	8.46%	8.37%	0.09%	8.36%	8.29%	0.07%

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

(2)	We define Marketplace transaction take rate as Marketplace net transaction revenues divided by Marketplace GMV.

(3)	We define StubHub transaction take rate as StubHub net transaction revenues divided by StubHub GMV.

(4)	We define total transaction take rate as total net transaction revenues divided by GMV.

Net Transaction Revenues

The following table presents total net transaction revenues and supplemental operating data (in millions, except percentages):

	Three Months Ended June 30,		% Change		Six Months Ended June 30,		% Change
	2017	2016	As Reported	FX-Neutral	2017	2016	As Reported	FX-Neutral
Total net transaction revenues	$1,817	$1,746	4%	6%	$3,546	$3,423	4%	6%
Percentage of net revenues	78%	78%			78%	78%

Total GMV	$21,467	$20,850	3%	5%	$42,416	$41,300	3%	5%
Total transaction take rate	8.46%	8.37%	0.09%		8.36%	8.29%	0.07%

The increase in net transaction revenues during the three and six months ended June 30, 2017 compared to the same periods in 2016 was primarily driven by an increase in Marketplace GMV, partially offset by an unfavorable impact from foreign currency movements relative to the U.S. dollar. The total transaction take rate was higher during the three and six months ended June 30, 2017 compared to the same periods in 2016 primarily due to the increase in Marketplace transaction take rate.

Net transaction revenues earned internationally totaled $975 million and $950 million during the three months ended June 30, 2017 and 2016, respectively, representing 54% and 54% of total net transaction revenues for the respective periods. Net transaction revenues earned internationally totaled $1.9 billion and $1.9 billion during the six months ended June 30, 2017 and 2016, respectively, representing 53% and 55% of total net transaction revenues for the respective periods.

Marketplace Net Transaction Revenues

The following table presents Marketplace net transaction revenues and supplemental operating data (in millions, except percentages):

	Three Months Ended June 30,		% Change		Six Months Ended June 30,		% Change
	2017	2016	As Reported	FX-Neutral	2017	2016	As Reported	FX-Neutral
Marketplace net transaction revenues	$1,590	$1,521	5%	7%	$3,115	$3,021	3%	6%

Marketplace GMV	$20,457	$19,790	3%	6%	$40,490	$39,371	3%	5%
Marketplace take rate	7.77%	7.69%	0.08%		7.69%	7.67%	0.02%

The increase in Marketplace net transaction revenues during the three and six months ended June 30, 2017 compared to the same periods in 2016 was primarily due to Marketplace GMV growth and a higher take rate, partially offset by an unfavorable impact from foreign currency movements relative to the U.S. dollar. Marketplace transaction take rate was higher during the three and six months ended June 30, 2017 compared to the same period in 2016 primarily due to price changes, partially offset by an increase of buyer incentives in Korea, which are accounted for as a reduction of revenue.

StubHub Net Transaction Revenues

The following table presents StubHub net transaction revenues and supplemental operating data (in millions, except percentages):

	Three Months Ended June 30,		% Change		Six Months Ended June 30,		% Change
	2017	2016	As Reported	FX-Neutral	2017	2016	As Reported	FX-Neutral
StubHub net transaction revenues	$227	$225	1%	1%	$431	$402	7%	7%

StubHub GMV	$1,010	$1,060	(5)%	(5)%	$1,926	$1,929	—%	—%
StubHub take rate	22.43%	21.23%	1.20%		22.37%	20.84%	1.53%

The increase in StubHub net transaction revenues during the three and six months ended June 30, 2017 compared to the same periods in 2016 was primarily attributable to an increase in StubHub take rate, partially offset by a decrease in StubHub GMV. The increase in StubHub transaction take rate was primarily attributable to a decrease in our buyer incentives, which are accounted for as a reduction of revenue, and pricing strategies. The decrease in StubHub GMV was primarily driven by Sports, partially offset by an increase in Theater.

Marketing Services and Other Revenues

The following table presents MS&O revenues (in millions, except percentages):

	Three Months Ended June 30,		% Change		Six Months Ended June 30,		% Change
	2017	2016	As Reported	FX-Neutral	2017	2016	As Reported	FX-Neutral
MS&O revenues:
Marketplace	$283	$277	2%	4%	$566	$551	3%	5%
Classifieds	219	207	6%	11%	418	393	7%	10%
StubHub, Corporate and other	9	—	**	**	15	—	**	**
Total MS&O revenues	$511	$484	6%	9%	$999	$944	6%	9%
Percentage of net revenues	22%	22%			22%	22%

The increase in total MS&O revenues during the three and six months ended June 30, 2017 compared to the same periods in 2016 was primarily driven by increases in Classifieds MS&O revenues, partially offset by an unfavorable impact from foreign currency movements relative to the U.S. dollar.

Marketplace MS&O Revenues

The increase in Marketplace MS&O revenues during the three and six months ended June 30, 2017 compared to the same periods in 2016 was primarily driven by an increase in revenues attributable to our first-party inventory program in Korea and our Brands4friends online shopping community.

Classifieds MS&O Revenues

The increase in Classifieds MS&O revenues during the three and six months ended June 30, 2017 compared to the same periods in 2016 was primarily driven by increased revenue from our Classifieds platforms in Germany and Canada.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Cost of net revenues	$561	$493	14%	$1,076	$970	11%
As a percentage of net revenues	24.1%	22.1%		23.7%	22.2%

The increase in cost of net revenues during the three and six months ended June 30, 2017, compared to the same periods in 2016 was primarily due to an increase in costs of goods sold driven by our first-party inventory program in Korea and our Brands4friends online shopping community, increased costs from acquired business and expansion of our Marketplace customer support offerings.

Cost of net revenues, net of $1 million from hedging activities, was unfavorably impacted by $1 million attributable to foreign currency movements relative to the U.S. dollar during the three months ended June 30, 2017 compared to the same period in 2016. Cost of net revenues, net of $3 million from hedging activities, was marginally impacted by foreign currency movements relative to the U.S. dollar in the six months ended June 30, 2017 compared to the same period in 2016.

Operating Expenses

The following table presents operating expenses (in millions, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Sales and marketing	$637	$622	2%	$1,199	$1,160	3%
Percentage of net revenues	27%	28%		26%	27%
Product development	313	295	6%	591	534	11%
Percentage of net revenues	13%	13%		13%	12%
General and administrative	267	218	23%	512	427	20%
Percentage of net revenues	11%	10%		11%	10%
Provision for transaction losses	63	64	(2)%	125	116	7%
Percentage of net revenues	3%	3%		3%	3%
Amortization of acquired intangible assets	9	7	33%	18	15	20%
Total operating expenses	$1,289	$1,206	7%	$2,445	$2,252	9%

Operating expenses, net of $3 million from hedging activities, were favorably impacted by $11 million due to foreign currency movements relative to the U.S. dollar in the three months ended June 30, 2017 compared to the same period in 2016. Operating expenses, net of $8 million from hedging activities, were favorably impacted by $26 million due to foreign currency movements relative to the U.S. dollar in the six months ended June 30, 2017 compared to the same period in 2016.

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

The increase in sales and marketing expense during the three and six months ended June 30, 2017 compared to the same periods in 2016 was primarily due to an increase in brand spend and employee-related costs.

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

The increase in product development expenses during the three and six months ended June 30, 2017 compared to the same periods in 2016 was primarily due to an increase in employee-related costs.

Capitalized internal use and platform development costs were $33 million and $67 million in the three and six months ended June 30, 2017 compared to $26 million and $51 million for the respective periods in 2016. These costs are primarily reflected as a cost of net revenues when amortized in future periods.

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

The increase in general and administrative expenses during the three months ended June 30, 2017 compared to the same period in 2016 was primarily due to costs related to the integration of prior period acquisitions and increased data, information security and employee-related costs.

The increase in general and administrative expenses during the six months ended June 30, 2017 compared to the same period in 2016 was primarily due to costs related to the integration of prior period acquisitions, a one-time insurance recovery that occurred in the first quarter of 2016 that did not occur during the first quarter of 2017, as well as employee-related costs.

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

The decrease in the provision for transaction losses during the three months ended June 30, 2017 compared to the same period in 2016, was primarily due to lower customer protection program costs, partially offset by an increase in costs related to uncollectible accounts.

The increase in the provision for transaction losses during the six months ended June 30, 2017 compared to the same period in 2016 was primarily due to higher customer protection program costs and an increase in costs related to uncollectible accounts.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Total interest and other, net	$(18)	$(8)	(125)%	$(6)	$(31)	81%
Percentage of net revenues	(1)%	—%		—%	(1)%

The decrease in interest and other, net during the three months ended June 30, 2017 compared to the same period in 2016 was primarily due to gain on the sale of an investment in the second quarter of 2016 and an increase in interest expense attributable to our debt issuances. This decrease was partially offset by an increase in interest income attributable to higher investment balances and yield, and an increase in foreign exchange gains attributable to our hedging strategy.

The increase in interest and other, net during the six months ended June 30, 2017 compared to the same period in 2016 was primarily due to an increase in interest income due to higher investment balances and yield and an increase in foreign exchange gains attributable to our hedging strategy. These increases were partially offset by an increase in interest expense attributable to our debt issuances.

Provision for Income Taxes

The following table presents provision for income taxes (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income tax provision (benefit)	$433	$86	$(44)	$195
Effective tax rate	94%	16%	(4)%	18%

The increase in our effective tax rate for the three months ended June 30, 2017 compared to the same period in 2016 was primarily related to a noncash income tax charge of $311 million caused by the foreign exchange remeasurement of our deferred tax assets and an increase in our foreign tax rate, as we no longer benefit from certain tax rulings as a result of the ongoing realignment of our legal structure.

The decrease in our effective tax rate for the six months ended June 30, 2017 compared to the same period in 2016 was primarily related to the recognition in the first quarter of 2017 of deferred tax assets of approximately $695 million as a result of the realignment of our legal structure and the associated tax agreements. This was partially offset by a noncash income tax charge of $376 million caused by the foreign exchange remeasurement of our deferred tax assets and an increase in our foreign tax rate, as we no longer benefit from certain tax rulings as a result of the ongoing realignment of our legal structure.

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

Non-GAAP Measures of Financial Performance

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

The following tables set forth a reconciliation of FX-Neutral GMV and FX-Neutral net revenues (each as defined below) to our reported GMV and net revenues for the periods presented (in millions, except percentages):

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	As Reported	Exchange Rate Effect(1)	FX-Neutral(2)	As Reported	As Reported % Change	FX-Neutral % Change
GMV:
Marketplace	$20,457	$(472)	$20,929	$19,790	3%	6%
StubHub	1,010	(3)	1,013	1,060	(5)%	(5)%
Total GMV	$21,467	$(475)	$21,942	$20,850	3%	5%

Net transaction revenues:
Marketplace	$1,590	$(40)	$1,630	$1,521	5%	7%
StubHub	227	—	227	225	1%	1%
Total net transaction revenues	1,817	(40)	1,857	1,746	4%	6%
Marketing services and other revenues:
Marketplace	283	(6)	289	277	2%	4%
Classifieds	219	(9)	228	207	6%	11%
StubHub, Corporate and other	9	—	9	—	**	**
Total marketing services and other revenues	511	(15)	526	484	6%	9%
Total net revenues	$2,328	$(55)	$2,383	$2,230	4%	7%

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	As Reported	Exchange Rate Effect(1)	FX-Neutral(2)	As Reported	As Reported % Change	FX-Neutral % Change
GMV:
Marketplace	$40,490	$(1,038)	$41,528	$39,371	3%	5%
StubHub	1,926	(8)	1,934	1,929	—%	—%
Total GMV	$42,416	$(1,046)	$43,462	$41,300	3%	5%

Net transaction revenues:
Marketplace	$3,115	$(85)	$3,200	$3,021	3%	6%
StubHub	431	(1)	432	402	7%	7%
Total net transaction revenues	3,546	(86)	3,632	3,423	4%	6%
Marketing services and other revenues:
Marketplace	566	(13)	579	551	3%	5%
Classifieds	418	(16)	434	393	7%	10%
StubHub, Corporate and other	15	—	15	—	**	**
Total marketing services and other revenues	999	(29)	1,028	944	6%	9%
Total net revenues	$4,545	$(115)	$4,660	$4,367	4%	7%

(1)	We define exchange rate effect as the year-over-year impact of foreign currency movements using prior period foreign currency rates applied to current year transactional currency amounts.

(2)	We define FX-Neutral GMV as GMV minus the exchange rate effect. We define the non-GAAP financial measures of FX-Neutral net revenue as net revenue minus the exchange rate effect.

Liquidity and Capital Resources

Cash Flows

	Six Months Ended June 30,
	2017	2016
	(In millions)
Net cash provided by (used in):
Continuing operating activities	$1,281	$1,405
Continuing investing activities	(2,126)	(1,973)
Continuing financing activities	1,514	685
Effect of exchange rates on cash and cash equivalents	151	53
Net decrease in cash and cash equivalents - discontinued operations	—	(1)
Net increase (decrease) in cash and cash equivalents	$820	$169

Continuing Operating Activities

The net cash provided by continuing operating activities of $1.3 billion in the six months ended June 30, 2017 was primarily due to net income of $1.1 billion with adjustments of $331 million in depreciation and amortization, $125 million in provision for transaction losses, and $238 million in stock-based compensation, partially offset by a net income adjustment decrease of $123 million related to deferred income taxes and a decrease of $352 million in changes in assets and liabilities and other, net of acquisition effects.

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

Continuing Investing Activities

The net cash used in continuing investing activities of $2.1 billion in the six months ended June 30, 2017 was primarily due to cash paid for purchases of investments of $7.6 billion and property and equipment of $317 million, partially offset by proceeds of $5.8 billion from the maturities and sale of investments.

The net cash used in continuing investing activities of $2.0 billion in the six months ended June 30, 2016 was due primarily to cash paid for purchases of investments of $5.1 billion and purchases of property and equipment of$305 million partially offset by proceeds of $3.5 billion from the maturities and sale of investments.

Continuing Financing Activities

The net cash provided by continuing financing activities of $1.5 billion in the six months ended June 30, 2017 was primarily due to cash proceeds of $2.5 billion from the issuance of senior notes, partially offset by cash used to repurchase $917 million of common stock.

The net cash provided by continuing financing activities of $685 million in the six months ended June 30, 2016 was due primarily to cash inflows of $2.2 billion from the issuance of senior notes partially offset by cash outflows of $1.5 billion to repurchase common stock.

The positive effect of exchange rate movements on cash and cash equivalents was due to the weakening of the U.S. dollar against other currencies, primarily the Euro and Korean won during the six months ended June 30, 2017 compared to 2016 year-end rate.

Stock Repurchases

In July 2016, our Board authorized a $2.5 billion stock repurchase program. In July 2017, our Board authorized an additional $3.0 billion stock repurchase program. These stock repurchase programs have no expiration from the date of authorization. Our stock repurchase programs are intended to programmatically offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, to make opportunistic repurchases of our common stock to reduce our outstanding share count. Any share repurchases under our stock repurchase programs may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives.

During the six months ended June 30, 2017, we repurchased approximately $857 million of our common stock under our stock repurchase program. As of June 30, 2017, a total of approximately $479 million remained available for future repurchases of our common stock under our stock repurchase program.

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

Shelf Registration Statement and Debt

Shelf Registration

As of June 30, 2017, we had an effective shelf registration statement on file with the Securities and Exchange Commission that allows us to issue various types of debt securities, as well as common stock, preferred stock, warrants, depositary shares representing fractional interest in shares of preferred stock, purchase contracts and units from time to time in one or more offerings. Each issuance under the shelf registration statement will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. The registration statement does not limit the amount of securities that may be issued thereunder. Our ability to issue securities is subject to market conditions and other factors including, in the case of our debt securities, our credit ratings and compliance with the covenants in our credit agreement.

Senior Notes

As of June 30, 2017, we had floating- and fixed-rate senior notes outstanding for an aggregate principal amount of $11.5 billion. The net proceeds from the issuances of these senior notes are used for general corporate purposes, including, among other things, capital expenditures, share repurchases, repayment of indebtedness and possible acquisitions. The floating rate notes are not redeemable prior to maturity. On and after March 1, 2021, we may redeem some or all of the 6.000% fixed rate notes due 2056 at any time and from time to time prior to their maturity, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest. We may redeem some or all of the other fixed rate notes of each series at any time and from time to time prior to their maturity, generally at a make-whole redemption price plus accrued and unpaid interest. If a change of control triggering event occurs with respect to the 2.500% fixed rate notes due 2018, the 2.150% fixed rate notes due 2020, the 3.800% fixed rate notes due 2022, the floating rate notes due 2023, the 2.750% fixed rate notes due 2023, the 3.600% fixed rate notes due 2027 or the 6.000% fixed rate notes due 2056, we must, subject to certain exceptions, offer to repurchase all of the notes of the applicable series at a price equal to 101% of the principal amount plus accrued and unpaid interest. For additional details related to our senior notes, please see “Note 9 – Debt” to the condensed consolidated financial statements included in this report.

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

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. As of June 30, 2017, there were no commercial paper notes outstanding.

Credit Agreement

As of June 30, 2017, no borrowings were outstanding under our $2 billion credit agreement. However, as described above, we have an up to $1.5 billion commercial paper program and therefore maintain $1.5 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due. As a result, $500 million of borrowing capacity was available as of June 30, 2017 for other purposes permitted by the credit agreement. The credit agreement includes customary representations, warranties, affirmative and negative covenants, including financial covenants, events of default and indemnification provisions in favor of the banks. The negative covenants include restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case, subject to certain exceptions. The financial covenants require us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio. The events of default include the occurrence of a change of control (as defined in the credit agreement) with respect to us.

We were in compliance with all covenants in our outstanding debt instruments for the six months ended June 30, 2017.

Credit Ratings

As of June 30, 2017, we were rated investment grade by Standard and Poor’s Financial Services, LLC (long-term rated BBB+, short-term rated A-2, with a stable outlook), Moody’s Investor Service (long-term rated Baa1, short-term rated P-2, with a stable outlook), and Fitch Ratings, Inc. (long-term rated BBB, short-term rated F-2, with a stable outlook). We disclose these ratings to enhance the understanding of our sources of liquidity and the effects of our ratings on our costs of funds. Our borrowing costs depend, in part, on our credit ratings and any further actions taken by these credit rating agencies to lower our credit ratings, as described above, will likely increase our borrowing costs.

Liquidity and Capital Resource Requirements

As of June 30, 2017 and December 31, 2016, we had assets classified as cash and cash equivalents, as well as short-term and long-term non-equity investments, in an aggregate amount of $13.6 billion and $11.0 billion, respectively. As of June 30, 2017, this amount included assets held in certain of our foreign operations totaling approximately $8.7 billion. Of the $8.7 billion held by our non-U.S. subsidiaries, approximately $5.2 billion was available for use in the U.S. without incurring additional U.S. income taxes in excess of the amounts already accrued in our condensed consolidated financial statements as of June 30, 2017. As of June 30, 2017, we had not repatriated any of these funds to the U.S. and, as a result, we have not yet paid U.S. tax on any portion of these funds. However, to the extent we repatriate these funds to the U.S., we will be required to pay U.S. income and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs. The remaining amount of non-U.S. cash and cash equivalents, as well as short-term and long-term non-equity investments, have been indefinitely reinvested and, therefore, no U.S. current or deferred taxes have been accrued as this amount is necessary to support our planned ongoing investments in our foreign operations. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the U.S., and we do not expect that we will need to repatriate the funds we have designated as indefinitely reinvested outside the U.S. Under current tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the U.S., such amounts would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.

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

We believe that our existing cash, cash equivalents and short-term and long-term investments, together with cash expected to be generated from operations, borrowings available under our credit agreement and commercial paper program, and our access to capital markets, will be sufficient to fund our operating activities, anticipated capital expenditures, repayment of debt and stock repurchases for the foreseeable future.

In April 2017, we announced that we would receive an ownership interest in Flipkart in exchange for our eBay.in business and a $500 million cash investment. We signed the definitive agreement to sell our marketplace business in India on April 10, 2017 and we expect to close these transactions in the second half of 2017, subject to customary closing conditions.

Off-Balance Sheet Arrangements

As of June 30, 2017, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

We have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under the arrangement. As of June 30, 2017, we had a total of $1.1 billion in cash withdrawals offsetting our $1.1 billion in Aggregate Cash Deposits held within the financial institution under the cash pooling arrangement.

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

As of June 30, 2017, approximately 19% of our total cash and investments was held in cash and cash equivalents. As such, changes in interest rates will impact interest income. As discussed below, fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates.

As of June 30, 2017, the balance of our government bond and corporate debt securities was $11.0 billion, which represented approximately 80% of our total cash and investments. Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate investment securities may be adversely impacted due to a rise in interest rates. In general, fixed-rate securities with longer maturities are subject to greater interest-rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest-rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease and may also suffer a decline in market value if interest rates increase. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. A 100 basis point increase or decrease in interest rates would not have a material impact on our financial assets or liabilities as of June 30, 2017.

As of June 30, 2017, we have an aggregate principal amount of $11.5 billion of outstanding senior notes, of which 89% bore interest at fixed rates. We entered into $2.4 billion of interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with $1.15 billion of our 2.200% senior notes due July 2019, $750 million of our 2.875% senior notes due July 2021, and $500 million of our 3.450% senior notes due July 2024 so that the interest payable on those notes effectively became variable based on LIBOR plus a spread. Further changes in interest rates will impact interest expense on any borrowings under our revolving credit facility, which bear interest at floating rates, and the interest rate on any commercial paper borrowings we make and any debt securities we may issue in the future and, accordingly, will impact interest expense. For additional details related to our debt, please see “Note 9 – Debt” to the condensed consolidated financial statements included in this report.

Investment Risk

The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our cash equivalents and short-term and long-term investments in a variety of asset types, including bank deposits, government bonds and corporate debt securities.

As of June 30, 2017, our cost and equity method investments totaled $130 million, which represented approximately 1% of our total cash and investments, and were primarily related to equity method investments in privately held companies. We review our investments for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value is other-than-temporary. Our analysis includes a review of recent operating results and trends, recent sales/acquisitions of the securities in which we have invested and other publicly available data.

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

We use foreign exchange derivative contracts and invest non-U.S. cash in U.S. denominated investments to help protect our forecasted U.S. dollar-equivalent earnings from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but do not entirely eliminate, the impact of adverse currency exchange rate movements. Most of these contracts are designated as cash flow hedges for accounting purposes. For qualifying cash flow hedges, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (“AOCI”) and subsequently reclassified into earnings in the same period the forecasted transaction affects earnings. The ineffective portion of the unrealized gains and losses on these contracts, if any, is recorded immediately in earnings. For contracts not designated as cash flow hedges for accounting purposes, the derivative’s gain or loss is recognized immediately in earnings in our condensed consolidated statement of income. However, only certain revenue and costs are eligible for cash flow hedge accounting.

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

The following table illustrates the fair values of outstanding foreign exchange contracts designated as cash flow hedges and nonfunctional currency denominated marketable securities and the before-tax effect on fair values of a hypothetical adverse change in the foreign exchange rates that existed as of June 30, 2017. The sensitivities for foreign currency contracts and nonfunctional currency denominated marketable securities are based on a 20% adverse change in foreign exchange rates, against relevant functional currencies.

	Fair Value Asset/(Liability)	Fair Value Sensitivity (1)
	(In millions)
Foreign exchange contracts - Cash flow hedges	$(11)	$(202)
Marketable Securities	$393	(79)

(1)
A hypothetical adverse change of 20% in the foreign exchange rates at June 30, 2017, would have resulted in a before-tax loss of $202 million and $79 million to be recorded in AOCI related to foreign exchange contracts designated as cash flow hedges and nonfunctional currency denominated marketable securities.

Since our risk management programs are highly effective, the potential loss in value described above would be largely offset by changes in the value of the underlying exposure.

Subsequent to the distribution of 100% of the outstanding common stock of PayPal to our stockholders (the “Distribution”), fewer of our currency flows met the U.S. GAAP criteria for cash flow hedge accounting, thus requiring us to use a combination of foreign exchange derivative contracts and investing non-U.S. cash in U.S. denominated investments to help protect our forecasted U.S. dollar-equivalent earnings from adverse changes in foreign currency exchange rates. The recent realignment of our legal structure is expected to increase the currency flows that will meet the U.S. GAAP criteria for cash flow hedge accounting. It will also allow the use of foreign exchange derivative contracts with minimal need to invest non-U.S. cash in U.S. denominated investments to protect both our forecasted revenue flows and U.S. dollar equivalent earnings from adverse changes in foreign currency exchange rates.

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

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $58 million as of June 30, 2017 taking into consideration the offsetting effect of foreign exchange forwards in place as of June 30, 2017.

Item 4:	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934) required by Rules 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934, our Chief Executive Officer and our Chief Financial Officer have concluded that, due to a material weakness in internal control over financial reporting described in Part II, Item 9A of our 2016 Form 10-K, our disclosure controls and procedures were not effective as of June 30, 2017.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described below under the caption “Remediation Plan.”

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

Our enhanced review procedures and documentation standards were in place and operating during the first half of 2017. We are in the process of testing the newly implemented internal controls and related procedures. The material weakness cannot be considered remediated until the control has operated for a sufficient period of time and until management has concluded, through testing, that the control is operating effectively. Our goal is to remediate this material weakness by the end of 2017.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchase activity during the three months ended June 30, 2017 was as follows:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet be Purchased Under the Programs (1)
April 30, 2017	2,873,482	$32.75	2,873,482
May 31, 2017	11,914,852	$34.04	11,914,852
June 30, 2017	220,369	$33.98	220,369	$479,042,639
	15,008,703		15,008,703

(1)	In July 2016, our Board authorized a $2.5 billion stock repurchase program. The stock repurchase program has no expiration from the date of authorization.
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
During the three months ended June 30, 2017, we repurchased approximately $507 million of our common stock under our stock repurchase program. As of June 30, 2017, a total of approximately $479 million remained available for future repurchases of our common stock under our stock repurchase program. In July 2017, our Board authorized a $3.0 billion stock repurchase program. The stock repurchase program has no expiration from the date of authorization.
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

eBay Inc.
Principal Executive Officer:

		By:	/s/ Devin N. Wenig
Devin N. Wenig
President and Chief Executive Officer
Date:	July 21, 2017
Principal Financial Officer:

		By:	/s/ Scott F. Schenkel
Scott F. Schenkel
Senior Vice President, Chief Financial Officer
Date:	July 21, 2017
Principal Accounting Officer:

		By:	/s/ Brian J. Doerger
Brian J. Doerger
Vice President, Chief Accounting Officer
Date:	July 21, 2017

INDEX TO EXHIBITS

Exhibit Number	Description
4.01(1)	Officers’ Certificate dated June 6, 2017.
4.02(1)	Form of Floating Rate Note due 2023.
4.03(1)	Form of 2.150% Note due 2020.
4.04(1)	Form of 2.750% Note due 2023.
4.05(1)	Form of 3.600% Note due 2027.
12.01	Statement regarding computation of ratio of earnings to fixed charges.
31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1) Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2017 and incorporated herein by reference.