Form 10-Q
period 2017-09-30
EBAY INC
filed 2017-10-20
CIK 1065088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 16, 2017, there were 1,044,571,141 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements
eBay Inc.
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2017	December 31, 2016
	(In millions, except par value)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,760	$1,816
Short-term investments	4,270	5,333
Accounts receivable, net	626	592
Other current assets	1,202	1,134
Total current assets	7,858	8,875
Long-term investments	6,302	3,969
Property and equipment, net	1,546	1,516
Goodwill	4,669	4,501
Intangible assets, net	78	102
Deferred tax assets	5,214	4,608
Other assets	276	276
Total assets	$25,943	$23,847
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$749	$1,451
Accounts payable	260	283
Accrued expenses and other current liabilities	1,964	1,893
Deferred revenue	117	110
Income taxes payable	100	110
Total current liabilities	3,190	3,847
Deferred and other tax liabilities, net	2,157	1,888
Long-term debt	9,249	7,509
Other liabilities	64	64
Total liabilities	14,660	13,308
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 3,580 shares authorized; 1,049 and 1,087 shares outstanding	2	2
Additional paid-in capital	15,169	14,907
Treasury stock at cost, 607 and 557 shares	(20,970)	(19,205)
Retained earnings	16,544	14,959
Accumulated other comprehensive income/(loss)	538	(124)
Total stockholders’ equity	11,283	10,539
Total liabilities and stockholders’ equity	$25,943	$23,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions, except per share amounts)
	(Unaudited)
Net revenues	$2,409	$2,217	$6,954	$6,584
Cost of net revenues	556	498	1,632	1,468
Gross profit	1,853	1,719	5,322	5,116
Operating expenses:
Sales and marketing	627	600	1,826	1,760
Product development	316	288	907	822
General and administrative	254	224	766	651
Provision for transaction losses	68	56	193	172
Amortization of acquired intangible assets	10	9	28	24
Total operating expenses	1,275	1,177	3,720	3,429
Income from operations	578	542	1,602	1,687
Interest and other, net	119	(9)	113	(40)
Income before income taxes	697	533	1,715	1,647
Income tax benefit (provision)	(174)	(115)	(130)	(310)
Income from continuing operations	$523	$418	$1,585	$1,337
Loss from discontinued operations, net of income taxes	—	(5)	—	(7)
Net income	$523	$413	$1,585	$1,330

Income (loss) per share - basic:
Continuing operations	$0.49	$0.37	$1.48	$1.17
Discontinued operations	—	—	—	(0.01)
Net income per share - basic	$0.49	$0.37	$1.48	$1.16

Income (loss) per share - diluted:
Continuing operations	$0.48	$0.36	$1.45	$1.16
Discontinued operations	—	—	—	(0.01)
Net income per share - diluted	$0.48	$0.36	$1.45	$1.15

Weighted-average shares:
Basic	1,062	1,126	1,074	1,143
Diluted	1,078	1,139	1,091	1,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
	(Unaudited)
Net income	$523	$413	$1,585	$1,330
Other comprehensive income, net of reclassification adjustments:
Foreign currency translation gain (loss)	115	150	791	217
Unrealized gains (losses) on investments, net	7	353	(42)	657
Tax benefit (expense) on unrealized gains (losses) on investments, net	(2)	(128)	16	(229)
Unrealized gains (losses) on hedging activities, net	(24)	—	(122)	33
Tax benefit (expense) on unrealized gains (losses) on hedging activities, net	5	—	19	—
Other comprehensive income, net of tax	101	375	662	678
Comprehensive income	$624	$788	$2,247	$2,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2017	2016
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income	$1,585	$1,330
Loss from discontinued operations, net of income taxes	—	7
Adjustments:
Provision for transaction losses	193	172
Depreciation and amortization	504	506
Stock-based compensation	356	306
Gain on sale of business	(167)	—
Deferred income taxes	(38)	(123)
Changes in assets and liabilities, and other, net of acquisition effects	(275)	9
Net cash provided by continuing operating activities	2,158	2,207
Net cash used in discontinued operating activities	—	(1)
Net cash provided by operating activities	2,158	2,206
Cash flows from investing activities:
Purchases of property and equipment	(474)	(490)
Purchases of investments	(11,276)	(7,782)
Equity investment in Flipkart	(514)	—
Maturities and sales of investments	10,778	5,929
Other	(24)	(225)
Net cash used in continuing investing activities	(1,510)	(2,568)
Net cash used in discontinued investing activities	—	—
Net cash used in investing activities	(1,510)	(2,568)
Cash flows from financing activities:
Proceeds from issuance of common stock	74	67
Repurchases of common stock	(1,824)	(2,002)
Excess tax benefits from stock-based compensation	—	9
Tax withholdings related to net share settlements of restricted stock units and awards	(170)	(96)
Proceeds from issuance of long-term debt, net	2,484	2,216
Repayment of debt	(1,450)	(17)
Other	(2)	5
Net cash provided by (used in) continuing financing activities	(888)	182
Net cash provided by (used in) discontinued financing activities	—	—
Net cash provided by (used in) financing activities	(888)	182
Effect of exchange rate changes on cash and cash equivalents	184	101
Net decrease in cash and cash equivalents	(56)	(79)
Cash and cash equivalents at beginning of period	1,816	1,832
Cash and cash equivalents at end of period	1,760	1,753
Supplemental cash flow disclosures:
Cash paid for:
Interest	$241	$199
Income taxes	$193	$117
Noncash investing activities:
Sale of business in exchange for ownership interest in Flipkart	$211	$—

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

While we continue to assess all potential impacts of the standard, we currently identified one performance obligation related to the core service offered to sellers in our Marketplace platform and believe additional services mainly to promote or feature listings at the option of sellers are not distinct within the context of the contract. Accordingly, certain fees paid by sellers for these services will be recognized when the single performance obligation is satisfied resulting, in some cases, in a change in the timing of recognition from current guidance. We are in the process of quantifying the impact resulting from the change in timing of recognition for both the Marketplace and StubHub platforms. We do not anticipate that the principal versus agent considerations under ASU 2016-08 Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) will materially change how we present revenue. Further, we believe certain incentives such as coupons and rewards provided to certain users from which we do not earn revenue within the context of the identified contract of approximately $330 million for fiscal year 2016 could be recognized as sales and marketing expense, historically recorded as a reduction of revenue under current guidance. We are in process of quantifying the amount for fiscal year 2017.

We currently anticipate adopting the standard using the full retrospective transition method and restate each prior reporting period presented. The Company will adopt the new revenue standard in its first quarter of 2018.

In 2016, the FASB issued new guidance related to accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We anticipate that the adoption of the new standard will increase the volatility of our other income (expense), net, as a result of the remeasurement of our equity and cost method investments.

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

In 2016, the FASB issued new guidance that requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. This removes the exception to postpone recognition until the asset has been sold to an outside party. This standard is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods, with early adoption permitted. It is required to be applied on a modified retrospective basis through a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. We currently anticipate that the adoption of this new guidance will not have a material impact on our consolidated financial statements.

In 2017, the FASB issued new guidance that narrows the application of when an integrated set of assets and activities is considered a business and provides a framework to assist entities in evaluating whether both an input and a substantive process are present to be considered a business. It is expected that the new guidance will reduce the number of transactions that would need to be further evaluated and accounted for as a business. This standard is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods, with early adoption permitted. We anticipate that the adoption of the new guidance will impact management’s consideration of strategic investments, but do not expect a material impact on our consolidated financial statements at adoption.

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

In 2017, the FASB issued new guidance to simplify the application of the hedge accounting guidance in current GAAP and improve the financial reporting of hedging relationships by allowing entities to better align its risk management activities and financial reporting for hedging relationships through changes to both designation and measurement for qualifying hedging relationships and the presentation of hedge results. Further, the new guidance allows more flexibility in the requirements to qualify and maintain hedge accounting. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods. We are evaluating the impact of adopting this new accounting guidance on our consolidated financial statements.

Note 2 — Net Income (loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding options and equity incentive awards is reflected in diluted net income (loss) per share by application of the treasury stock method. The calculation of diluted net income (loss) per share excludes all anti-dilutive common shares. The following table sets forth the computation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2017 and 2016 (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Income from continuing operations	$523	$418	$1,585	$1,337
Loss from discontinued operations, net of income taxes	—	(5)	—	(7)
Net income	$523	$413	$1,585	$1,330
Denominator:
Weighted average shares of common stock - basic	1,062	1,126	1,074	1,143
Dilutive effect of equity incentive awards	16	13	17	10
Weighted average shares of common stock - diluted	1,078	1,139	1,091	1,153

Income (loss) per share - basic:
Continuing operations	$0.49	$0.37	$1.48	$1.17
Discontinued operations	—	—	—	(0.01)
Net income per share - basic	$0.49	$0.37	$1.48	$1.16
Income (loss) per share - diluted:
Continuing operations	$0.48	$0.36	$1.45	$1.16
Discontinued operations	—	—	—	(0.01)
Net income per share - diluted	$0.48	$0.36	$1.45	$1.15
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	1	1	2	6

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

The financial results of PayPal and Enterprise are presented as loss from discontinued operations, net of income taxes on our condensed consolidated statement of income. The following table presents the combined financial results of PayPal and Enterprise (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenues	$—	$—	$—	$—
Cost of net revenues	—	—	—	—
Gross profit	—	—	—	—
Operating expenses:
Sales and marketing	—	—	—	—
Product development	—	—	—	—
General and administrative	—	13	—	15
Provision for transaction and loan losses	—	—	—	—
Amortization of acquired intangible assets	—	—	—	—
Goodwill impairment	—	—	—	—
Total operating expenses	—	13	—	15
Loss from operations of discontinued operations	—	(13)	—	(15)
Interest and other, net	—	—	—	—
Loss from discontinued operations before income taxes	—	(13)	—	(15)
Income tax benefit	—	8	—	8
Loss from discontinued operations, net of income taxes	$—	$(5)	$—	$(7)

Note 4 — Goodwill and Intangible Assets

Goodwill

The following table presents goodwill activities during the nine months ended September 30, 2017 (in millions):

	December 31, 2016	Goodwill Acquired	Adjustments	September 30, 2017
Goodwill	$4,501	$1	$167	$4,669

The adjustments to goodwill during the nine months ended September 30, 2017 were primarily due to foreign currency translation.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets

The components of identifiable intangible assets as of September 30, 2017 and December 31, 2016 are as follows (in millions, except years):

	September 30, 2017				December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Intangible assets:
Customer lists and user base	$447	$(415)	$32	5	$434	$(393)	$41	5
Marketing related	586	(562)	24	5	568	(555)	13	5
Developed technologies	266	(249)	17	3	263	(229)	34	3
All other	154	(149)	5	4	154	(140)	14	4
Total	$1,453	$(1,375)	$78		$1,419	$(1,317)	$102

Amortization expense for intangible assets was $16 million and $15 million for the three months ended September 30, 2017 and 2016, respectively. Amortization expense for intangible assets was $48 million and $38 million for the nine months ended September 30, 2017 and 2016, respectively.

Expected future intangible asset amortization as of September 30, 2017 is as follows (in millions):

Fiscal year:
Remaining 2017	$16
2018	40
2019	15
2020	7
Thereafter	—
Total	$78

Note 5 — Segments

We have one operating and reportable segment. Our chief operating decision maker reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The following table sets forth the breakdown of net revenues by type for the three and nine months ended September 30, 2017 and 2016 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net transaction revenues:
Marketplace	$1,606	$1,484	$4,721	$4,505
StubHub	273	261	704	663
Total net transaction revenues	1,879	1,745	5,425	5,168
Marketing services and other revenues:
Marketplace	293	273	859	824
Classifieds	235	197	653	590
StubHub, Corporate and other	2	2	17	2
Total marketing services and other revenues	530	472	1,529	1,416
Total net revenues	$2,409	$2,217	$6,954	$6,584

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6 — Investments

The following tables summarize the unrealized gains and losses and estimated fair value of our investments classified as available-for-sale as of September 30, 2017 and December 31, 2016 (in millions):

	September 30, 2017
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Restricted cash	$22	$—	$—	$22
Corporate debt securities	4,201	3	(8)	4,196
Government and agency securities	52	—	—	52
	$4,275	$3	$(8)	$4,270
Long-term investments:
Corporate debt securities	5,403	20	(6)	5,417
	$5,403	$20	$(6)	$5,417

	December 31, 2016
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Restricted cash	$19	$—	$—	$19
Corporate debt securities	5,203	44	(1)	5,246
Government and agency securities	63	5	—	68
	$5,285	$49	$(1)	$5,333
Long-term investments:
Corporate debt securities	3,848	15	(12)	3,851
	$3,848	$15	$(12)	$3,851

Investment securities in a continuous loss position for greater than 12 months had an estimated fair value of $129 million and an immaterial amount of unrealized losses as of September 30, 2017 and an estimated fair value of $123 million and an immaterial amount of unrealized losses as of December 31, 2016. Refer to “Note 14 - Accumulated Other Comprehensive Income” for amounts reclassified to earnings from unrealized gains and losses.

The estimated fair values of our short-term and long-term investments classified as available-for-sale by date of contractual maturity as of September 30, 2017 are as follows (in millions):

September 30, 2017
One year or less (including restricted cash of $22)	$4,270
One year through two years	2,431
Two years through three years	1,774
Three years through four years	519
Four years through five years	574
Five years through six years	119
$9,687

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity and cost method investments

We have made multiple equity and cost method investments, which are reported in long-term investments on our condensed consolidated balance sheet. During the third quarter of 2017, we received a 5.44% ownership interest in Flipkart in exchange for our eBay India business and a $500 million cash investment, resulting in a cost method investment of $725 million. The gain on disposal of our eBay India business of $167 million was recorded in interest and other, net on our consolidated statement of income. During the second quarter of 2016, we sold a portion of our equity interest in Jasper Infotech Private Limited (Snapdeal). The resulting gain was recorded in interest and other, net on our consolidated statement of income. As of September 30, 2017 and December 31, 2016, our equity and cost method investments totaled $885 million and $118 million, respectively.

Note 7 — Fair Value Measurement of Assets and Liabilities

The following tables presents financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 (in millions):

	September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash and cash equivalents	$1,760	$1,731	$29
Short-term investments:
Restricted cash	22	22	—
Corporate debt securities	4,196	—	4,196
Government and agency securities	52	—	52
Total short-term investments	4,270	22	4,248
Derivatives	79	—	79
Long-term investments:
Corporate debt securities	5,417	—	5,417
Total long-term investments	5,417	—	5,417
Total financial assets	$11,526	$1,753	$9,773

Liabilities:
Derivatives	$63	$—	$63

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash and cash equivalents	$1,816	$1,816	$—
Short-term investments:
Restricted cash	19	19	—
Corporate debt securities	5,246	—	5,246
Government and agency securities	68	—	68
Total short-term investments	5,333	19	5,314
Derivatives	154	—	154
Long-term investments:
Corporate debt securities	3,851	—	3,851
Total long-term investments	3,851	—	3,851
Total financial assets	$11,154	$1,835	$9,319

Liabilities:
Derivatives	$48	$—	$48

Our financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. The majority of our derivative instruments are valued using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as equity prices, interest rate yield curves, option volatility and currency rates. We did not have any transfers of financial instruments between valuation levels during the nine months ended September 30, 2017.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For derivative instruments that are designated as cash flow hedges, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (”AOCI”) and subsequently reclassified into earnings in the same period the forecasted transaction affects earnings. The ineffective portion of the unrealized gains and losses on these contracts, if any, is recorded immediately in earnings. We evaluate the effectiveness of our foreign exchange contracts on a quarterly basis. We do not use any foreign exchange contracts for trading purposes. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Unrealized gains and losses in AOCI associated with such derivative instruments are immediately reclassified into earnings. As of September 30, 2017, we have estimated that approximately $61 million of net derivative losses related to our cash flow hedges included in AOCI will be reclassified into earnings within the next 12 months.

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Derivative Contracts

The fair values of our outstanding derivative instruments as of September 30, 2017 and December 31, 2016 were as follows (in millions):

	Balance Sheet Location	September 30, 2017	December 31, 2016
Derivative Assets:
Foreign exchange contracts designated as cash flow hedges	Other Current Assets	$18	$67
Foreign exchange contracts not designated as hedging instruments	Other Current Assets	42	64
Interest rate contracts designated as fair value hedges	Other Assets	19	23
Total derivative assets		$79	$154

Derivative Liabilities:
Foreign exchange contracts designated as cash flow hedges	Other Current Liabilities	$32	$3
Foreign exchange contracts not designated as hedging instruments	Other Current Liabilities	31	45
Total derivative liabilities		$63	$48

Total fair value of derivative instruments		$16	$106

Under the master netting agreements with the respective counterparties to our derivative contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis on our condensed consolidated balance sheet. As of September 30, 2017, the potential effect of rights of set-off associated with the foreign exchange contracts would be an offset to both assets and liabilities by $41 million, resulting in net derivative assets of $19 million and net derivative liabilities of $22 million. We are not required to pledge, nor are we entitled to receive, collateral related to our foreign exchange derivative transactions. As of September 30, 2017, we had neither pledged nor received collateral related to our interest rate derivative transactions.

Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following tables present the activity of derivative contracts that qualify for hedge accounting as of September 30, 2017 and December 31, 2016, and the impact of these derivative contracts on AOCI for the nine months ended September 30, 2017 and 2016 (in millions):

	December 31, 2016	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)	Amount of Gain (Loss) Reclassified From AOCI to Earnings (Effective Portion)	September 30, 2017
Foreign exchange contracts designated as cash flow hedges	$54	$(94)	$28	$(68)

	December 31, 2015	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)	Amount of Gain (Loss) Reclassified From AOCI to Earnings (Effective Portion)	September 30, 2016
Foreign exchange contracts designated as cash flow hedges	$36	$96	$63	$69

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effect of Derivative Contracts on Condensed Consolidated Statement of Income

The following table provides the location in our financial statements of the recognized gains or losses related to our foreign exchange derivative instruments (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Foreign exchange contracts designated as cash flow hedges recognized in net revenues	$(7)	$—	$(7)	$—
Foreign exchange contracts designated as cash flow hedges recognized in cost of net revenues and operating expenses	—	2	11	5
Foreign exchange contracts designated as cash flow hedges recognized in interest and other, net	—	25	24	58
Foreign exchange contracts not designated as hedging instruments recognized in interest and other, net	(6)	6	(14)	9
Total gain (loss) recognized from foreign exchange derivative contracts in the condensed consolidated statement of income	$(13)	$33	$14	$72

The following table provides the location in our financial statements of the recognized gains or losses related to our interest rate derivative instruments (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Gain (loss) from interest rate contracts designated as fair value hedges recognized in interest and other, net	$(5)	$(26)	$(4)	$58
Gain (loss) from hedged items attributable to hedged risk recognized in interest and other, net	5	26	4	(58)
Total gain (loss) recognized from interest rate derivative contracts in the condensed consolidated statement of income	$—	$—	$—	$—

Notional Amounts of Derivative Contracts

Derivative transactions are measured in terms of the notional amount, but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. The notional amount is generally not exchanged, but is used only as the basis on which the value of foreign exchange payments under these contracts are determined. The following table provides the notional amounts of our outstanding derivatives as of September 30, 2017 and December 31, 2016 (in millions):

	September 30, 2017	December 31, 2016
Foreign exchange contracts designated as cash flow hedges	$1,999	$1,200
Foreign exchange contracts not designated as hedging instruments	3,601	2,993
Interest rate contracts designated as fair value hedges	2,400	2,400
Total	$8,000	$6,593

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9 — Debt

The following table summarizes the carrying value of our outstanding debt (in millions, except percentages):

	Coupon	As of	Effective	As of	Effective
	Rate	September 30, 2017	Interest Rate	December 31, 2016	Interest Rate
Long-Term Debt
Floating Rate Notes:
Senior notes due 2017	LIBOR plus 0.20%	$—		$450	1.223%
Senior notes due 2019	LIBOR plus 0.48%	400	1.886%	400	1.460%
Senior notes due 2023	LIBOR plus 0.87%	400	2.285%

Fixed Rate Notes:
Senior notes due 2017	1.350%	—		1,000	1.456%
Senior notes due 2018	2.500%	750	2.775%	750	2.775%
Senior notes due 2019	2.200%	1,150	2.346%	1,150	2.346%
Senior notes due 2020	3.250%	500	3.389%	500	3.389%
Senior notes due 2020	2.150%	500	2.344%
Senior notes due 2021	2.875%	750	2.993%	750	2.993%
Senior notes due 2022	3.800%	750	3.989%	750	3.989%
Senior notes due 2022	2.600%	1,000	2.678%	1,000	2.678%
Senior notes due 2023	2.750%	750	2.866%
Senior notes due 2024	3.450%	750	3.531%	750	3.531%
Senior notes due 2027	3.600%	850	3.689%
Senior notes due 2042	4.000%	750	4.114%	750	4.114%
Senior notes due 2056	6.000%	750	6.547%	750	6.547%
Total senior notes		10,050		9,000
Hedge accounting fair value adjustments		19		23
Unamortized discount and debt issuance costs		(70)		(64)
Less: Current portion of long-term debt		(750)		(1,450)
Total long-term debt		9,249		7,509

Short-Term Debt
Current portion of long-term debt		750		1,450
Unamortized discount and debt issuance costs		(1)		(1)
Other indebtedness		—		2
Total short-term debt		749		1,451
Total Debt		$9,998		$8,960

Senior Notes

During the third quarter of 2017 $1.0 billion of 1.350% fixed rate notes due 2017 and $450 million of floating rate notes due 2017 matured and were repaid. During the second quarter of 2017, we issued senior unsecured notes, or senior notes, in an aggregate principal amount of $2.5 billion. The issuance consisted of $400 million of floating rate notes due 2023, $500 million of 2.150% fixed rate notes due 2020, $750 million of 2.750% fixed rate notes due 2023 and $850 million of 3.600% fixed rate notes due 2027.

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

The effective interest rates for our senior notes include the interest payable, the amortization of debt issuance costs and the amortization of any original issue discount on these senior notes. Interest on these senior notes is payable either quarterly or semiannually. Interest expense associated with these senior notes, including amortization of debt issuance costs, was approximately $83 million and $68 million during the three months ended September 30, 2017 and 2016, respectively, and $225 million and $186 million during the nine months ended September 30, 2017 and 2016, respectively.

As of September 30, 2017 and December 31, 2016, the estimated fair value of these senior notes was approximately $10.1 billion and $8.9 billion, respectively.

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. As of September 30, 2017, there were no commercial paper notes outstanding.

Credit Agreement

As of September 30, 2017, no borrowings were outstanding under our $2 billion credit agreement. However, as described above, we have an up to $1.5 billion commercial paper program and therefore maintain $1.5 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due. As a result, $500 million of borrowing capacity was available as of September 30, 2017 for other purposes permitted by the credit agreement. The credit agreement includes customary representations, warranties, affirmative and negative covenants, including financial covenants, events of default and indemnification provisions in favor of the banks. The negative covenants include restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case, subject to certain exceptions. The financial covenants require us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio. The events of default include the occurrence of a change of control (as defined in the credit agreement) with respect to us.

We were in compliance with all covenants in our outstanding debt instruments during the nine months ended September 30, 2017.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10 — Commitments and Contingencies

Off-Balance Sheet Arrangements

As of September 30, 2017, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

We have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under the arrangement. As of September 30, 2017, we had a total of $1.3 billion in cash withdrawals offsetting our $1.3 billion in Aggregate Cash Deposits held within the financial institution under the cash pooling arrangement.

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

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable were not material for the nine months ended September 30, 2017. Except as otherwise noted for the proceedings described in this Note 10, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to significant uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2016, our Board authorized a $2.5 billion stock repurchase program and in July 2017 our Board authorized an additional $3.0 billion stock repurchase program. These stock repurchase programs have no expiration from the date of authorization. The stock repurchase activity under our stock repurchase programs during the nine months ended September 30, 2017 is summarized as follows (in millions, except per share amounts):

	Shares Repurchased (1)	Average Price per Share (2)	Value of Shares Repurchased	Remaining Amount Authorized
Balance as of January 1, 2017				$1,336
Authorization of additional plan in July 2017				3,000
Repurchase of shares of common stock	50	$34.93	$1,764	(1,764)
Balance as of September 30, 2017				$2,572

(1)	These repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. No repurchased shares of common stock have been retired.

(2)	Excludes broker commissions.

Note 12 — Employee Benefit Plans

Restricted Stock Unit Activity

The following table presents restricted stock unit (“RSU”) activity (including performance-based RSUs that have been earned) under our equity incentive plans as of and for the nine months ended September 30, 2017 (in millions except per share amounts):

Units
Outstanding as of January 1, 2017	44
Awarded and assumed	21
Vested	(14)
Forfeited	(6)
Outstanding as of September 30, 2017	45

The weighted average grant date fair value for RSUs awarded during the nine months ended September 30, 2017 was $33.76 per share.

Stock-Based Compensation Expense

The impact on our results of operations of recording stock-based compensation expense for the three and nine months ended September 30, 2017 and 2016 was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of net revenues	$14	$9	$40	$26
Sales and marketing	19	24	68	71
Product development	45	40	131	115
General and administrative	40	32	117	94
Total stock-based compensation expense	$118	$105	$356	$306
Capitalized in product development	$4	$3	$10	$9

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

During the fourth quarter of 2016, we began the process of realigning our legal structure, subsequent to the distribution of PayPal Holdings, Inc., to better reflect how we manage and operate our platforms. We consider many factors in effecting this realignment, including foreign exchange exposures, long-term cash flows and cash needs of our platforms, capital allocation considerations and the associated tax effects. As a result, we achieved a substantial step-up in the tax basis of the intangible assets in our foreign eBay platforms in 2016. The step-up in tax basis of our foreign eBay platforms resulted from our election to terminate an existing tax ruling and finalize a new agreement with the foreign tax authority. In the fourth quarter of 2016, we recognized a tax benefit of $4.6 billion, which represented the income tax effect of this step-up in tax basis. During the first half of 2017, we recognized a noncash income tax charge of $376 million caused by the foreign exchange remeasurement of the associated deferred tax asset. In the first quarter of 2017, we achieved a step-up in the tax basis of the intangible assets in our foreign Classifieds platforms as a result of voluntary domiciling our Classifieds intangible assets into a new jurisdiction and recognized a tax benefit of $695 million.

As a result of the realignment, we no longer benefit from tax rulings previously concluded in several different jurisdictions. Without the benefit of the rulings, the noncash tax impacts of the realignment in our foreign eBay and Classifieds platforms have increased our income tax rate in certain foreign jurisdictions, most significantly Switzerland. The higher rate results from eBay being subject to a higher enacted tax rate for the foreseeable future. Accordingly, our effective tax was 25% and 8% rate for the three and nine months ended September 30, 2017 as compared to 22% and 19% respectively for the same periods in 2016.

While we experienced a higher tax rate, the realignment allows us to achieve certain cash tax benefits due to the step-up in tax basis achieved in certain foreign jurisdictions. We expect these cash tax benefits to remain consistent, subject to the performance of our foreign platforms, for a period in excess of 10 years. The realignment is expected to extend into 2018 and primarily impact our international entities.

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion invalidating the regulations relating to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was issued by the Tax Court in December 2015. The IRS is appealing the decision and filed its arguments opposing the Tax Court decision in June 2016. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits or obligations, and the risk of the Tax Court’s decision being overturned upon appeal, we have not recorded any benefit or expense as of September 30, 2017. We will continue to monitor ongoing developments and potential impacts to our consolidated financial statements.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14 — Accumulated Other Comprehensive Income

The following tables summarize the changes in AOCI for the three and nine months ended September 30, 2017 and 2016 (in millions):

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of June 30, 2017	$(44)	$2	$446	$33	$437
Other comprehensive income (loss) before reclassifications	(31)	3	115	3	90
Less: Amount of gain (loss) reclassified from AOCI	(7)	(4)	—	—	(11)
Net current period other comprehensive income	(24)	7	115	3	101
Balance as of September 30, 2017	$(68)	$9	$561	$36	$538

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2016	$54	$51	$(230)	$1	$(124)
Other comprehensive income (loss) before reclassifications	(94)	(29)	791	35	703
Less: Amount of gain (loss) reclassified from AOCI	28	13	—	—	41
Net current period other comprehensive income	(122)	(42)	791	35	662
Balance as of September 30, 2017	$(68)	$9	$561	$36	$538

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of June 30, 2016	$69	$1,149	$22	$(411)	$829
Other comprehensive income (loss) before reclassifications	27	350	150	(128)	399
Less: Amount of gain (loss) reclassified from AOCI	27	(3)	—	—	24
Net current period other comprehensive income	—	353	150	(128)	375
Balance as of September 30, 2016	$69	$1,502	$172	$(539)	$1,204

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2015	$36	$845	$(45)	$(310)	$526
Other comprehensive income (loss) before reclassifications	96	621	217	(229)	705
Less: Amount of gain (loss) reclassified from AOCI	63	(36)	—	—	27
Net current period other comprehensive income	33	657	217	(229)	678
Balance as of September 30, 2016	$69	$1,502	$172	$(539)	$1,204

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides details about reclassifications out of AOCI for the three and nine months ended September 30, 2017 and 2016 (in millions):

Details about AOCI Components	Affected Line Item in the Statement of Income	Amount of Gain (Loss) Reclassified From AOCI
		Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
Gains (losses) on cash flow hedges - foreign exchange contracts	Net Revenues	$(7)	$—	$(7)	$—
	Cost of net revenues	—	—	3	1
	Sales and marketing	—	—	1	—
	Product development	—	1	5	3
	General and administrative	—	1	2	1
	Interest and other, net	—	25	24	58
	Total, from continuing operations before income taxes	(7)	27	28	63
	Provision for income taxes	—	—	—	—
	Total, net of income taxes	(7)	27	28	63

Unrealized gains (losses) on investments	Interest and other, net	(4)	(3)	13	(36)
	Total, before income taxes	(4)	(3)	13	(36)
	Provision for income taxes	—	—	—	—
	Total, net of income taxes	(4)	(3)	13	(36)

Total reclassifications for the period	Total, net of income taxes	$(11)	$24	$41	$27

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Seasonality

We expect transaction activity patterns on our platforms to mirror general consumer buying patterns and expect that these trends will continue. The following table sets forth, for the periods presented, our total net revenues and the sequential quarterly movements of these net revenues (in millions, except percentages):

	Quarter Ended
	March 31	June 30	September 30	December 31
2015
Net revenues	$2,061	$2,110	$2,099	$2,322
Percent change from prior quarter	(11)%	2%	(1)%	11%
2016
Net revenues	$2,137	$2,230	$2,217	$2,395
Percent change from prior quarter	(8)%	4%	(1)%	8%
2017
Net revenues	$2,217	$2,328	$2,409
Percent change from prior quarter	(7)%	5%	4%

Impact of Foreign Currency Exchange Rates

Our commerce platforms operate globally, resulting in certain revenues that are denominated in foreign currencies, primarily the euro, British pound, Korean won and Australian dollar, subjecting us to foreign currency risk, which may adversely impact our financial results. Because of this and the fact that we generated a majority of our net revenues internationally, including the three and nine months ended September 30, 2017 and 2016, we are subject to the risks related to doing business in foreign countries as discussed under “Part II - Item 1A - Risk Factors.”

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

The effect of foreign currency exchange rate movements during the three months ended September 30, 2017 compared to the same period in 2016 was due to the weakening of the U.S. dollar against other currencies, primarily the euro.

Quarter Highlights

Net revenues increased 9% to $2.4 billion during the three months ended September 30, 2017 compared to the same period in 2016. FX-Neutral net revenue (as defined below) increased 8% during the three months ended September 30, 2017 compared to the same period in 2016. Operating margin was 24% for both the three months ended September 30, 2017 and 2016. Diluted earnings per share from continuing operations increased to $0.48 during the three months ended September 30, 2017 compared to $0.36 in the same period in 2016.

We generated cash flow from continuing operating activities of $877 million during the three months ended September 30, 2017 compared to $802 million in the same period in 2016. During the three months ended September 30, 2017, $1.0 billion of 1.350% fixed rate notes due 2017 and $450 million of floating rate notes due 2017 matured and were repaid. In addition, we recognized a gain on the disposal of our eBay India business of $167 million, which was recorded in interest and other, net on our consolidated statement of income.

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

The following table presents net revenues by type and geography (in millions, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
Net Revenues by Type:
Net transaction revenues:
Marketplace (1)	$1,606	$1,484	8%	$4,721	$4,505	5%
StubHub	273	261	5%	704	663	6%
Total net transaction revenues	1,879	1,745	8%	5,425	5,168	5%
Marketing services and other revenues:
Marketplace	293	273	7%	859	824	4%
Classifieds	235	197	19%	653	590	11%
StubHub, Corporate and other	2	2	16%	17	2	**
Total marketing services and other revenues	530	472	12%	1,529	1,416	8%
Total net revenues	$2,409	$2,217	9%	$6,954	$6,584	6%

Net Revenues by Geography:
U.S.	$1,030	$974	6%	$2,971	$2,828	5%
International	1,379	1,243	11%	3,983	3,756	6%
Total net revenues	$2,409	$2,217	9%	$6,954	$6,584	6%

**	Not meaningful

(1)
Marketplace net transaction revenues were net of $7 million hedging activity during both the three and nine months ended September 30, 2017, respectively. There were no other hedging activities within net revenues during the previous periods.

The following table presents certain key operating metrics that we believe are significant factors affecting our net transaction revenues (in millions, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
Supplemental Operating Data:
GMV (1):
Marketplace	$20,518	$18,905	9%	$60,890	$58,142	5%
StubHub	1,162	1,142	2%	3,088	3,071	1%
Total GMV	$21,680	$20,047	8%	$63,978	$61,213	5%

Transaction take rate:
Marketplace (2)	7.83%	7.85%	(0.02)%	7.75%	7.75%	—%
StubHub (3)	23.55%	22.92%	0.63%	22.81%	21.61%	1.20%
Total transaction take rate (4)	8.67%	8.71%	(0.04)%	8.48%	8.44%	0.04%

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

(2)	We define Marketplace transaction take rate as Marketplace net transaction revenues divided by Marketplace GMV.

(3)	We define StubHub transaction take rate as StubHub net transaction revenues divided by StubHub GMV.

(4)	We define total transaction take rate as total net transaction revenues divided by GMV.

Net Transaction Revenues

The following table presents total net transaction revenues and supplemental operating data (in millions, except percentages):

	Three Months Ended September 30,		% Change		Nine Months Ended September 30,		% Change
	2017	2016	As Reported	FX-Neutral	2017	2016	As Reported	FX-Neutral
Total net transaction revenues	$1,879	$1,745	8%	7%	$5,425	$5,168	5%	6%
Percentage of net revenues	78%	79%			78%	78%

Total GMV	$21,680	$20,047	8%	7%	$63,978	$61,213	5%	6%
Total transaction take rate	8.67%	8.71%	(0.04)%		8.48%	8.44%	0.04%

The increase in net transaction revenues during the three and nine months ended September 30, 2017 compared to the same periods in 2016 was primarily due to an increase in Marketplace GMV. The total transaction take rate was lower during the three months ended September 30, 2017 compared to the same period in 2016 primarily due to a decrease in Marketplace transaction take rate. The total transaction take rate was higher during the nine months ended September 30, 2017 compared to the same period in 2016 primarily due to an increase in StubHub transaction take rate.

Net transaction revenues earned internationally totaled $989 million and $921 million during the three months ended September 30, 2017 and 2016, respectively, representing 53% and 53% of total net transaction revenues for the respective periods. Net transaction revenues earned internationally totaled $2.9 billion and $2.8 billion during the nine months ended September 30, 2017 and 2016, respectively, representing 53% and 54% of total net transaction revenues for the respective periods.

Marketplace Net Transaction Revenues

The following table presents Marketplace net transaction revenues and supplemental operating data (in millions, except percentages):

	Three Months Ended September 30,		% Change		Nine Months Ended September 30,		% Change
	2017	2016	As Reported	FX-Neutral	2017	2016	As Reported	FX-Neutral
Marketplace net transaction revenues	$1,606	$1,484	8%	8%	$4,721	$4,505	5%	7%

Marketplace GMV	$20,518	$18,905	9%	7%	$60,890	$58,142	5%	6%
Marketplace take rate	7.83%	7.85%	(0.02)%		7.75%	7.75%	—%

The increase in Marketplace net transaction revenues during the three months ended September 30, 2017 compared to the same period in 2016 was primarily due to Marketplace GMV growth. Marketplace transaction take rate was relatively flat.

The increase in Marketplace net transaction revenues during the nine months ended September 30, 2017 compared to the same period in 2016 was primarily due to Marketplace GMV growth, partially offset by an unfavorable impact from foreign currency movements relative to the U.S. dollar. Marketplace transaction take rate was flat for the nine months ended September 30, 2017 compared to the same period in 2016.

StubHub Net Transaction Revenues

The following table presents StubHub net transaction revenues and supplemental operating data (in millions, except percentages):

	Three Months Ended September 30,		% Change		Nine Months Ended September 30,		% Change
	2017	2016	As Reported	FX-Neutral	2017	2016	As Reported	FX-Neutral
StubHub net transaction revenues	$273	$261	5%	4%	$704	$663	6%	6%

StubHub GMV	$1,162	$1,142	2%	2%	$3,088	$3,071	1%	1%
StubHub take rate	23.55%	22.92%	0.63%		22.81%	21.61%	1.20%

The increase in StubHub net transaction revenues during the three and nine months ended September 30, 2017 compared to the same periods in 2016 was primarily due to an increase in StubHub take rate and StubHub GMV. The increase in StubHub transaction take rate during the three months ended September 30, 2017 compared to the same period in 2016 was primarily due to pricing strategies. The increase in StubHub transaction take rate during the nine months ended September 30, 2017 compared to the same period in 2016 was primarily due to pricing strategies and a decrease in our buyer incentives, which are accounted for as a reduction of revenue. The increase in StubHub GMV during the three and nine months ended September 30, 2017 compared to the same period in 2016 was primarily driven by Theater and international GMV growth, partially offset by a decrease in Sports.

Marketing Services and Other Revenues

The following table presents MS&O revenues (in millions, except percentages):

	Three Months Ended September 30,		% Change		Nine Months Ended September 30,		% Change
	2017	2016	As Reported	FX-Neutral	2017	2016	As Reported	FX-Neutral
MS&O revenues:
Marketplace	$293	$273	7%	6%	$859	$824	4%	5%
Classifieds	235	197	19%	13%	653	590	11%	11%
StubHub, Corporate and other	2	2	16%	12%	17	2	**	**
Total MS&O revenues	$530	$472	12%	9%	$1,529	$1,416	8%	9%
Percentage of net revenues	22%	21%			22%	22%

The increase in total MS&O revenues during the three months ended September 30, 2017 compared to the same period in 2016 was primarily driven by an increase in Classifieds MS&O revenues and a favorable impact from foreign currency movements relative to the U.S. dollar. The increase in total MS&O revenues during the nine months ended September 30, 2017 compared to the same period in 2016 was primarily driven by an increase in Classifieds MS&O revenues.

Marketplace MS&O Revenues

The increase in Marketplace MS&O revenues during the three and nine months ended September 30, 2017 compared to the same periods in 2016 was primarily driven by an increase in revenues attributable to our first-party inventory program in Korea and our Brands4friends online shopping community.

Classifieds MS&O Revenues

The increase in Classifieds MS&O revenues during the three and nine months ended September 30, 2017 compared to the same periods in 2016 was primarily driven by increased revenue from our Classifieds platforms in Germany.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
Cost of net revenues	$556	$498	12%	$1,632	$1,468	11%
As a percentage of net revenues	23.1%	22.5%		23.5%	22.3%

The increase in cost of net revenues during the three months ended September 30, 2017 compared to the same period in 2016 was primarily due to an increase in costs of goods sold driven by our first-party inventory program in Korea and increased investments in site operations. The increase in cost of net revenues during the nine months ended September 30, 2017 compared to the same period in 2016 was primarily due to an increase in costs of goods sold driven by our first-party inventory program in Korea and our Brands4friends online shopping community.

Cost of net revenues was unfavorably impacted by $8 million attributable to foreign currency movements relative to the U.S. dollar during the three months ended September 30, 2017 compared to the same period in 2016. There was no hedging activity within cost of net revenues during the three months ended September 30, 2017. Cost of net revenues, net of $3 million from hedging activities, was unfavorably impacted by $8 million attributable to foreign currency movements relative to the U.S. dollar during the nine months ended September 30, 2017 compared to the same period in 2016.

Operating Expenses

The following table presents operating expenses (in millions, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
Sales and marketing	$627	$600	5%	$1,826	$1,760	4%
Percentage of net revenues	26%	27%		26%	27%
Product development	316	288	10%	907	822	10%
Percentage of net revenues	13%	13%		13%	12%
General and administrative	254	224	12%	766	651	18%
Percentage of net revenues	11%	10%		11%	10%
Provision for transaction losses	68	56	24%	193	172	13%
Percentage of net revenues	3%	3%		3%	3%
Amortization of acquired intangible assets	10	9	8%	28	24	16%
Total operating expenses	$1,275	$1,177	8%	$3,720	$3,429	8%

Operating expenses were unfavorably impacted by $18 million due to foreign currency movements relative to the U.S. dollar in the three months ended September 30, 2017 compared to the same period in 2016. There was no hedging activity within operating expenses during the three months ended September 30, 2017. Operating expenses, net of $8 million from hedging activities, were favorably impacted by $8 million due to foreign currency movements relative to the U.S. dollar in the nine months ended September 30, 2017 compared to the same period in 2016.

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

The increase in sales and marketing expense during the three and nine months ended September 30, 2017 compared to the same periods in 2016 was primarily due to an increase in brand spend and employee-related costs.

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

The increase in product development expenses during the three and nine months ended September 30, 2017 compared to the same periods in 2016 was primarily due to an increase in employee-related costs.

Capitalized internal use and platform development costs were $36 million and $103 million in the three and nine months ended September 30, 2017 compared to $52 million and $103 million for the respective periods in 2016. These costs are primarily reflected as a cost of net revenues when amortized in future periods.

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

The increase in general and administrative expenses during the three months ended September 30, 2017 compared to the same period in 2016 was primarily due to increased data, information security and employee-related costs.

The increase in general and administrative expenses during the nine months ended September 30, 2017 compared to the same period in 2016 was primarily due to costs related to the integration of prior period acquisitions, increased data, information security and employee-related costs.

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

The increase in the provision for transaction losses during the three and nine months ended September 30, 2017 compared to the same period in 2016 was primarily due to higher customer protection program costs and an increase in costs related to uncollectible accounts.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
Total interest and other, net	$119	$(9)	**	$113	$(40)	**
Percentage of net revenues	5%	—%		2%	(1)%

The increase in interest and other, net during the three months ended September 30, 2017 compared to the same period in 2016 was primarily due to the gain on sale of our eBay India business, partially offset by a decrease in foreign exchange gains attributable to our hedging strategy.

The increase in interest and other, net during the nine months ended September 30, 2017 compared to the same period in 2016 was primarily due to the gain on sale of our eBay India business and an increase in interest income due to higher investment balances and yield. These increases were partially offset by an increase in interest expense attributable to our debt issuances.

Provision for Income Taxes

The following table presents provision for income taxes (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income tax provision (benefit)	$174	$115	$130	$310
Effective tax rate	25%	22%	8%	19%

The increase in our effective tax rate for the three months ended September 30, 2017 compared to the same period in 2016 was primarily related to an increase in our foreign tax rate, as we no longer benefit from certain tax rulings as a result of the ongoing realignment of our legal structure. This was partially offset by the favorable impact from the sale of our eBay India business.

The decrease in our effective tax rate for the nine months ended September 30, 2017 compared to the same period in 2016 was primarily related to the recognition in the first quarter of 2017 of deferred tax assets of approximately $695 million as a result of the realignment of our legal structure and the associated tax agreements. This was partially offset by a noncash income tax charge of $376 million caused by the foreign exchange remeasurement of our deferred tax assets and an increase in our foreign tax rate, as we no longer benefit from certain tax rulings as a result of the ongoing realignment of our legal structure.

During the fourth quarter of 2016, we began the process of realigning our legal structure, subsequent to the distribution of PayPal Holdings, Inc., to better reflect how we manage and operate our platforms. We consider many factors in effecting this realignment, including foreign exchange exposures, long-term cash flows and cash needs of our platforms, capital allocation considerations and the associated tax effects. As a result, we achieved a substantial step-up in the tax basis of the intangible assets in our foreign eBay platforms in 2016. The step-up in tax basis of our foreign eBay platforms resulted from our election to terminate an existing tax ruling and finalize a new agreement with the foreign tax authority. In the fourth quarter of 2016, we recognized a tax benefit of $4.6 billion, which represented the income tax effect of this step-up in tax basis. During the first half of 2017, we recognized a noncash income tax charge of $376 million caused by the foreign exchange remeasurement of the associated deferred tax asset. In the first quarter of 2017, we achieved a step-up in the tax basis of the intangible assets in our foreign Classifieds platforms as a result of voluntary domiciling our Classifieds intangible assets into a new jurisdiction and recognized a tax benefit of $695 million.

As a result of the realignment, we no longer benefit from tax rulings previously concluded in several different jurisdictions. Without the benefit of the rulings, the noncash tax impacts of the realignment in our foreign eBay and Classifieds platforms have increased our income tax rate in certain foreign jurisdictions, most significantly Switzerland. The higher rate results from eBay being subject to a higher enacted tax rate for the foreseeable future.

While we experienced a higher tax rate, the realignment allows us to achieve certain cash tax benefits due to the step-up in tax basis achieved in certain foreign jurisdictions. We expect these cash tax benefits to remain consistent, subject to the performance of our foreign platforms, for a period in excess of 10 years. The realignment is expected to extend into 2018 and primarily impact our international entities.

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

The following tables set forth a reconciliation of FX-Neutral GMV and FX-Neutral net revenues (each as defined below) to our reported GMV and net revenues for the periods presented (in millions, except percentages):

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	As Reported	Exchange Rate Effect(1)(3)	FX-Neutral(2)	As Reported	As Reported % Change	FX-Neutral % Change
GMV:
Marketplace	$20,518	$216	$20,302	$18,905	9%	7%
StubHub	1,162	—	1,162	1,142	2%	2%
Total GMV	$21,680	$216	$21,464	$20,047	8%	7%

Net transaction revenues:
Marketplace	$1,606	$8	$1,598	$1,484	8%	8%
StubHub	273	(1)	274	261	5%	4%
Total net transaction revenues	1,879	7	1,872	1,745	8%	7%
Marketing services and other revenues:
Marketplace	293	4	289	273	7%	6%
Classifieds	235	13	222	197	19%	13%
StubHub, Corporate and other	2	—	2	2	16%	12%
Total marketing services and other revenues	530	17	513	472	12%	9%
Total net revenues	$2,409	$24	$2,385	$2,217	9%	8%

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	As Reported	Exchange Rate Effect(1)(3)	FX-Neutral(2)	As Reported	As Reported % Change	FX-Neutral % Change
GMV:
Marketplace	$60,890	$(824)	$61,714	$58,142	5%	6%
StubHub	3,088	(8)	3,096	3,071	1%	1%
Total GMV	$63,978	$(832)	$64,810	$61,213	5%	6%

Net transaction revenues:
Marketplace	$4,721	$(77)	$4,798	$4,505	5%	7%
StubHub	704	(2)	706	663	6%	6%
Total net transaction revenues	5,425	(79)	5,504	5,168	5%	6%
Marketing services and other revenues:
Marketplace	859	(9)	868	824	4%	5%
Classifieds	653	(3)	656	590	11%	11%
StubHub, Corporate and other	17	—	17	2	**	**
Total marketing services and other revenues	1,529	(12)	1,541	1,416	8%	9%
Total net revenues	$6,954	$(91)	$7,045	$6,584	6%	7%

(1)
We define exchange rate effect as the year-over-year impact of foreign currency movements using prior period foreign currency rates applied to current year transactional currency amounts excluding hedging activity.

(2)	We define FX-Neutral GMV as GMV minus the exchange rate effect. We define the non-GAAP financial measures of FX-Neutral net revenue as net revenue minus exchange rate effect.

(3)	Marketplace Exchange Rate Effect was unfavorably impacted by $7 million of hedging activity during both the three and nine months ended September 30, 2017.

Liquidity and Capital Resources

Cash Flows

	Nine Months Ended September 30,
	2017	2016
	(In millions)
Net cash provided by (used in):
Continuing operating activities	$2,158	$2,207
Continuing investing activities	(1,510)	(2,568)
Continuing financing activities	(888)	182
Effect of exchange rates on cash and cash equivalents	184	101
Net decrease in cash and cash equivalents - discontinued operations	—	(1)
Net increase (decrease) in cash and cash equivalents	$(56)	$(79)

Continuing Operating Activities

The net cash provided by continuing operating activities of $2.2 billion in the nine months ended September 30, 2017 was primarily due to net income of $1.6 billion with adjustments of $504 million in depreciation and amortization, $193 million in provision for transaction losses and $356 million in stock-based compensation, partially offset by adjustments of $38 million for deferred income taxes and $167 million for the gain on disposal of eBay India, and a decrease of $275 million in changes in assets and liabilities and other, net of acquisition effects.

The net cash provided by continuing operating activities of $2.2 billion in the nine months ended September 30, 2016 was primarily due to net income of $1.3 billion with adjustments of $506 million in depreciation and amortization,$172 million in provision for transaction losses and $306 million in stock-based compensation, and an increase of $9 million in changes in assets and liabilities, and other, net of acquisition effects, partially offset by an adjustment of $123 million for deferred income taxes.

Continuing Investing Activities

The net cash used in continuing investing activities of $1.5 billion in the nine months ended September 30, 2017 was primarily due to cash paid for purchases of investments of $11.3 billion, our equity investment in Flipkart of $514 million and property and equipment of $474 million, partially offset by proceeds of $10.8 billion from the maturities and sale of investments.

The net cash used in continuing investing activities of $2.6 billion in the nine months ended September 30, 2016 was primarily due to cash paid for purchases of investments of $7.8 billion, purchases of property and equipment of $490 million and net cash paid for business acquisitions of $201 million, partially offset by proceeds of $5.9 billion from the maturities and sale of investments.

Continuing Financing Activities

The net cash used in continuing financing activities of $888 million in the nine months ended September 30, 2017 was primarily due to cash used to repay $1.5 billion of our outstanding senior notes and to repurchase $1.8 billion of common stock, partially offset by cash proceeds of $2.5 billion from the issuance of senior notes.

The net cash provided by continuing financing activities of $182 million in the nine months ended September 30, 2016 was primarily due to cash inflows of $2.2 billion from the issuance of senior notes partially offset by cash outflows of $2.0 billion to repurchase common stock.

The positive effect of exchange rate movements on cash and cash equivalents was due to the weakening of the U.S. dollar against other currencies, primarily the euro and Korean won during the nine months ended September 30, 2017 compared to 2016 year-end rate.

Stock Repurchases

In July 2016, our Board authorized a $2.5 billion stock repurchase program and in July 2017, our Board authorized an additional $3.0 billion stock repurchase program. These stock repurchase programs have no expiration from the date of authorization. Our stock repurchase programs are intended to programmatically offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, to make opportunistic repurchases of our common stock to reduce our outstanding share count. Any share repurchases under our stock repurchase programs may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives.

During the nine months ended September 30, 2017, we repurchased approximately $1.8 billion of our common stock under our stock repurchase program. As of September 30, 2017, a total of approximately $2.6 billion remained available for future repurchases of our common stock under our stock repurchase program.

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

Shelf Registration Statement and Debt

Shelf Registration

As of September 30, 2017, we had an effective shelf registration statement on file with the Securities and Exchange Commission that allows us to issue various types of debt securities, as well as common stock, preferred stock, warrants, depositary shares representing fractional interest in shares of preferred stock, purchase contracts and units from time to time in one or more offerings. Each issuance under the shelf registration statement will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. The registration statement does not limit the amount of securities that may be issued thereunder. Our ability to issue securities is subject to market conditions and other factors including, in the case of our debt securities, our credit ratings and compliance with the covenants in our credit agreement.

Senior Notes

As of September 30, 2017, we had floating- and fixed-rate senior notes outstanding for an aggregate principal amount of $10.1 billion. The net proceeds from the issuances of these senior notes are used for general corporate purposes, including, among other things, capital expenditures, share repurchases, repayment of indebtedness and possible acquisitions. The floating rate notes are not redeemable prior to maturity. On and after March 1, 2021, we may redeem some or all of the 6.000% fixed rate notes due 2056 at any time and from time to time prior to their maturity, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest. We may redeem some or all of the other fixed rate notes of each series at any time and from time to time prior to their maturity, generally at a make-whole redemption price plus accrued and unpaid interest. If a change of control triggering event occurs with respect to the 2.500% fixed rate notes due 2018, the 2.150% fixed rate notes due 2020, the 3.800% fixed rate notes due 2022, the floating rate notes due 2023, the 2.750% fixed rate notes due 2023, the 3.600% fixed rate notes due 2027 or the 6.000% fixed rate notes due 2056, we must, subject to certain exceptions, offer to repurchase all of the notes of the applicable series at a price equal to 101% of the principal amount plus accrued and unpaid interest. For additional details related to our senior notes, please see “Note 9 – Debt” to the condensed consolidated financial statements included in this report.

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

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. As of September 30, 2017, there were no commercial paper notes outstanding.

Credit Agreement

As of September 30, 2017, no borrowings were outstanding under our $2 billion credit agreement. However, as described above, we have an up to $1.5 billion commercial paper program and therefore maintain $1.5 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due. As a result, $500 million of borrowing capacity was available as of September 30, 2017 for other purposes permitted by the credit agreement. The credit agreement includes customary representations, warranties, affirmative and negative covenants, including financial covenants, events of default and indemnification provisions in favor of the banks. The negative covenants include restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case, subject to certain exceptions. The financial covenants require us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio. The events of default include the occurrence of a change of control (as defined in the credit agreement) with respect to us.

We were in compliance with all covenants in our outstanding debt instruments for the nine months ended September 30, 2017.

Credit Ratings

As of September 30, 2017, we were rated investment grade by Standard and Poor’s Financial Services, LLC (long-term rated BBB+, short-term rated A-2, with a stable outlook), Moody’s Investor Service (long-term rated Baa1, short-term rated P-2, with a stable outlook), and Fitch Ratings, Inc. (long-term rated BBB, short-term rated F-2, with a stable outlook). We disclose these ratings to enhance the understanding of our sources of liquidity and the effects of our ratings on our costs of funds. Our borrowing costs depend, in part, on our credit ratings and any further actions taken by these credit rating agencies to lower our credit ratings, as described above, will likely increase our borrowing costs.

Liquidity and Capital Resource Requirements

As of September 30, 2017 and December 31, 2016, we had assets classified as cash and cash equivalents, as well as short-term and long-term non-equity investments, in an aggregate amount of $11.4 billion and $11.0 billion, respectively. As of September 30, 2017, this amount included assets held in certain of our foreign operations totaling approximately $8.7 billion. Of the $8.7 billion held by our non-U.S. subsidiaries, approximately $5.3 billion was available for use in the U.S. without incurring additional U.S. income taxes in excess of the amounts already accrued in our condensed consolidated financial statements as of September 30, 2017. As of September 30, 2017, we had not repatriated any of these funds to the U.S. and, as a result, we have not yet paid U.S. tax on any portion of these funds. However, to the extent we repatriate these funds to the U.S., we will be required to pay U.S. income and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs. The remaining amount of non-U.S. cash and cash equivalents, as well as short-term and long-term non-equity investments, have been indefinitely reinvested and, therefore, no U.S. current or deferred taxes have been accrued as this amount is necessary to support our planned ongoing investments in our foreign operations. We believe our U.S. sources of cash and liquidity are sufficient to meet our business needs in the U.S., and we do not expect that we will need to repatriate the funds we have designated as indefinitely reinvested outside the U.S. Under current tax laws, should our plans change and we were to choose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the U.S., such amounts would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.

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

Off-Balance Sheet Arrangements

As of September 30, 2017, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

We have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under the arrangement. As of September 30, 2017, we had a total of $1.3 billion in cash withdrawals offsetting our $1.3 billion in Aggregate Cash Deposits held within the financial institution under the cash pooling arrangement.

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

As of September 30, 2017, approximately 14% of our total cash and investments was held in cash and cash equivalents. As such, changes in interest rates will impact interest income. As discussed below, fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates.

As of September 30, 2017, the balance of our government bond and corporate debt securities was $9.7 billion, which represented approximately 78% of our total cash and investments. Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate investment securities may be adversely impacted due to a rise in interest rates. In general, fixed-rate securities with longer maturities are subject to greater interest-rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest-rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease and may also suffer a decline in market value if interest rates increase. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. A 100 basis point increase or decrease in interest rates would not have a material impact on our financial assets or liabilities as of September 30, 2017.

As of September 30, 2017, we have an aggregate principal amount of $10.1 billion of outstanding senior notes, of which 92% bore interest at fixed rates. We entered into $2.4 billion of interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with $1.15 billion of our 2.200% senior notes due July 2019, $750 million of our 2.875% senior notes due July 2021, and $500 million of our 3.450% senior notes due July 2024 so that the interest payable on those notes effectively became variable based on LIBOR plus a spread. Further changes in interest rates will impact interest expense on any borrowings under our revolving credit facility, which bear interest at floating rates, and the interest rate on any commercial paper borrowings we make and any debt securities we may issue in the future and, accordingly, will impact interest expense. For additional details related to our debt, please see “Note 9 – Debt” to the condensed consolidated financial statements included in this report.

Investment Risk

The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our cash equivalents and short-term and long-term investments in a variety of asset types, including bank deposits, government bonds and corporate debt securities.

As of September 30, 2017, our cost and equity method investments totaled $885 million, which represented approximately 7% of our total cash and investments, and were primarily related to equity method investments in privately held companies. We review our investments for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value is other-than-temporary. Our analysis includes a review of recent operating results and trends, recent sales/acquisitions of the securities in which we have invested and other publicly available data.

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

We use foreign exchange derivative contracts to help protect our forecasted U.S. dollar-equivalent earnings from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but do not entirely eliminate, the impact of adverse currency exchange rate movements. Most of these contracts are designated as cash flow hedges for accounting purposes. For qualifying cash flow hedges, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (“AOCI”) and subsequently reclassified into earnings in the same period the forecasted transaction affects earnings. The ineffective portion of the unrealized gains and losses on these contracts, if any, is recorded immediately in earnings. For contracts not designated as cash flow hedges for accounting purposes, the derivative’s gain or loss is recognized immediately in earnings in our condensed consolidated statement of income. However, only certain revenue and costs are eligible for cash flow hedge accounting.

The following table illustrates the fair values of outstanding foreign exchange contracts designated as cash flow hedges and the before-tax effect on fair values of a hypothetical adverse change in the foreign exchange rates that existed as of September 30, 2017. The sensitivity for foreign currency contracts is based on a 20% adverse change in foreign exchange rates, against relevant functional currencies.

	Fair Value Asset/(Liability)	Fair Value Sensitivity
	(In millions)
Foreign exchange contracts - Cash flow hedges	$(14)	$(287)

Since our risk management programs are highly effective, the potential loss in value described above would be largely offset by changes in the value of the underlying exposure.

Subsequent to the distribution of 100% of the outstanding common stock of PayPal to our stockholders (the “Distribution”), fewer of our currency flows met the U.S. GAAP criteria for cash flow hedge accounting, thus requiring us to use a combination of foreign exchange derivative contracts and investing non-U.S. cash in U.S. denominated investments to help protect our forecasted U.S. dollar-equivalent earnings from adverse changes in foreign currency exchange rates. The recent realignment of our legal structure has resulted in an increase in currency flows that meet the U.S. GAAP criteria for cash flow hedge accounting, thus minimizing the need to invest non-U.S. cash in U.S. denominated investments to protect both our forecasted revenue flows and U.S. dollar equivalent earnings from adverse changes in foreign currency exchange rates.

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

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $18 million as of September 30, 2017 taking into consideration the offsetting effect of foreign exchange forwards in place as of September 30, 2017.

Item 4:	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934) required by Rules 13a-15(b) or 15d-15(b) under the Securities Exchange Act of 1934, our Chief Executive Officer and our Chief Financial Officer have concluded that, due to a material weakness in internal control over financial reporting described in Part II, Item 9A of our 2016 Form 10-K, our disclosure controls and procedures were not effective as of September 30, 2017.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the third quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described below under the caption “Remediation Plan.”

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

Our enhanced review procedures and documentation standards were in place and operating during the first nine months of 2017. We are in the process of testing the newly implemented internal controls and related procedures. The material weakness cannot be considered remediated until the control has operated for a sufficient period of time and until management has concluded, through testing, that the control is operating effectively. Our goal is to remediate this material weakness by the end of 2017.

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

Our operations and performance depend significantly on global and regional economic conditions. Adverse economic conditions and events (including volatility or distress in the equity and/or debt or credit markets) have in the past negatively impacted regional and global financial markets and will likely continue to do so from time to time in the future. These events and conditions, including uncertainties and instability in economic and market conditions caused by the United Kingdom’s vote to exit the European Union or geopolitical uncertainty on the Korean peninsula, could have a negative and adverse impact on companies and customers with which we do business or cause us to write down our assets or investments. In addition, financial turmoil affecting the banking system or financial markets could cause additional consolidation of the financial services industry, or significant financial service institution failures, new or incremental tightening in the credit markets, low liquidity, and extreme volatility in fixed income, credit, currency, and equity markets. Adverse impacts to the companies and customers with which we do business, the banking system, or financial markets could have a material adverse effect on our business, including a reduction in the volume and prices of transactions on our commerce platforms.

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

Our international businesses, especially in the United Kingdom, Germany, Australia and South Korea, and cross-border business from greater China, have generated a majority of our net revenues in recent years. In addition to uncertainty about our ability to generate revenues from our foreign operations and expand into international markets, there are risks inherent in doing business internationally, including:

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
In reviewing the accounting for certain transactions we completed in December 2016, as part of the realignment of our legal structure, as described above under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Provision for Income Taxes,” our management identified a deficiency in the effectiveness of a control intended to properly document and review relevant facts and apply the appropriate tax accounting under standards generally accepted in the United States of America, which impacted the Deferred tax asset and Income tax benefit accounts and related disclosures. As described under “Part 1, Item 4 - Controls and Procedures,” our management has concluded that the deficiency constitutes a material weakness in our internal control over financial reporting and, as a result, internal control over financial reporting was not effective as of September 30, 2017.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchase activity during the three months ended September 30, 2017 was as follows:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet be Purchased Under the Programs (1)
July 31, 2017	4,325,864	$35.67	4,325,864
August 31, 2017	12,945,100	$35.29	12,945,100
September 30, 2017	7,816,358	$37.80	7,816,358	$2,572,407,007
	25,087,322		25,087,322

(1)
In July 2016, our Board authorized a $2.5 billion stock repurchase program and in July 2017, our Board authorized an additional $3.0 billion stock repurchase program. These stock repurchase programs have no expiration from the date of authorization.

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
During the three months ended September 30, 2017, we repurchased approximately $907 million of our common stock under our stock repurchase program. As of September 30, 2017, a total of approximately $2.6 billion remained available for future repurchases of our common stock under our stock repurchase program.
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

The information required by this Item is set forth in the Index of Exhibits of this Quarterly Report.

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

eBay Inc.
Principal Executive Officer:

		By:	/s/ Devin N. Wenig
Devin N. Wenig
President and Chief Executive Officer
Date:	October 20, 2017
Principal Financial Officer:

		By:	/s/ Scott F. Schenkel
Scott F. Schenkel
Senior Vice President, Chief Financial Officer
Date:	October 20, 2017
Principal Accounting Officer:

		By:	/s/ Brian J. Doerger
Brian J. Doerger
Vice President, Chief Accounting Officer
Date:	October 20, 2017