Form 10-K
period 2017-12-31
EBAY INC
filed 2018-02-05
CIK 1065088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017.
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from             to             .
Commission file number 000-24821

eBay Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0430924
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2025 Hamilton Avenue San Jose, California	95125
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(408) 376-7008

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Name of exchange on which registered
Common stock	The Nasdaq Global Select Market
6.00% Notes due 2056	The NASDAQ Stock Market LLC

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
Yes  [x]   No  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[x]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]
			Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  [ ]  No  [x]
As of June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $34,908,774,337 based on the closing sale price as reported on The Nasdaq Global Select Market.
1,012,079,673 shares of common stock issued and outstanding as of January 29, 2018.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the definitive proxy statement for the registrant’s Annual Meeting of Stockholders expected to be held on May 30, 2018.

eBay Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2017

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

eBay Inc. is a global commerce leader, which includes our Marketplace, StubHub and Classifieds platforms. Collectively, we connect millions of buyers and sellers around the world. The technologies and services that power our platforms are designed to enable sellers worldwide to organize and offer their inventory for sale, and buyers to find and purchase it, virtually anytime and anywhere. Our Marketplace platforms include our online marketplace located at www.ebay.com, its localized counterparts and the eBay mobile apps. We believe that these are among the world’s largest and most vibrant marketplaces for discovering great value and unique selection. Our StubHub platforms include our online ticket platform located at www.stubhub.com, its localized counterparts and the StubHub mobile apps. These platforms connect fans with their favorite sporting events, shows and artists and enable them to buy and sell millions of tickets whenever and wherever they want. Our Classifieds platforms include a collection of brands such as mobile.de, Kijiji, Gumtree, Marktplaats, eBay Kleinanzeigen and others. Offering online classifieds around the world, these platforms help people find whatever they are looking for in their local communities.

Our platforms are accessible through a traditional online experience (e.g., desktop and laptop computers), from mobile devices (e.g., smartphones and tablets) and via our application programming interfaces or APIs (platform access for third party software developers). Our multi-screen approach offers downloadable, easy-to-use applications for iOS and Android mobile devices that allow access to ebay.com and some of our other websites and vertical shopping experiences. In addition, our platform is increasingly based on open source technologies that provide industry-standard ways for software developers and merchants to access our APIs, to develop software and solutions for commerce.

Our Strategy

Delivering the best choice, the most relevance and the most powerful selling platform

Our strategy is to drive the best choice, the most relevance and the most powerful selling platform for our buyers and sellers. We focus on connecting buyers and sellers through simplified experiences to make it easier for users to list, find and buy items.

On our Marketplace platform, our strategy is to drive the best choice by attracting and retaining sellers and brands that bring differentiated inventory to eBay and provide our consumers with great selection and value. This includes new, everyday items as well as rare and unique goods, with a majority of items available with free shipping and delivery in three business days or less. To help deliver the most relevance, we are innovating new shopping experiences tailored to each user’s interests, passions and shopping history. Leveraging the foundation of structured data - our initiative to better understand, organize and leverage inventory on eBay - we are delivering more personalized, discovery-based user experiences and making it easier for customers to find inventory both on and off eBay. We focus on offering the most powerful selling platform for our business and consumer sellers by continuing to expand adoption of our Seller Hub product, while adding new capabilities to enable sellers to build their businesses and drive profitable sales on eBay.

The eBay brand is one of our most important strategic assets.  In 2017, we activated a new, global brand platform – Fill Your Cart With Color – intended to facilitate increased consideration of eBay to drive more traffic and new buyers to our platforms.  As part of this effort, we rolled out local campaigns in North America, Europe and Australia using multiple channels, including television, digital and social.  This is the first time the company has adopted a truly global brand approach, and we view this as a long-term initiative that will require on-going investment as the brand evolves.
As one of the world’s largest ticket marketplaces, StubHub connects people through inspiring live experiences. Event-goers can find more than 10 million live sports, music, theater and other events in more than 40 countries on our StubHub platforms, and can browse, buy and sell anytime, anywhere through desktop and mobile devices. We continue to extend StubHub’s reach by focusing on supply expansion, which includes increasing consumer selling on our site, and broadening StubHub’s international footprint to provide consumers a global major events catalog.

A world leader in online classifieds, eBay Classifieds is designed to help people list their products and services, generally for free, find whatever they are looking for in their local communities and trade at a local level. eBay Classifieds Group’s brands offer both horizontal and vertical experiences, such as motors, real estate and jobs. We offer a personalized classifieds experience and focus on expanding our value proposition by leveraging data and analytics to improve customer relevance and growing the classifieds opportunity on mobile.

Business model and pricing

On our eBay and StubHub platforms, our business model and pricing are designed so that our business is successful primarily when our sellers are successful. We make money primarily through fees collected on successfully closed sales. On our Classifieds platform, we monetize our business primarily through advertising.

The size and scale of our platforms are designed to enable our buyers and sellers to leverage our economies of scale and capital investment, for example in sales and marketing, mobile, customer acquisition and customer service.

Our offerings for buyers and sellers

We provide a number of features for our buyers and sellers that are designed to build trust, make users more comfortable buying and selling on our platforms and reward our top sellers for their loyalty.

For our buyers, we believe that eBay sellers offer some of the best value and deals available for a number of consumer products. This year we introduced Price Match Guarantee, which allows buyers to feel comfortable knowing that they are getting the best price on the more than 80,000 items where we match the prices of our competitors in key regions worldwide. We also unveiled eBay Authenticate, in which sellers can have their luxury items, such as high-end handbags, authenticated by eBay, enabling customers to shop for exclusive goods with confidence. Additionally, the majority of our transactions in the U.S., the U.K. and Germany continue to include free shipping.

eBay Money Back Guarantee covers most items purchased on the eBay platform in a number of countries, including the U.S., the U.K., Germany and Australia, through a qualifying payment method and protects most buyers with respect to items that are not received or are received but not as described in the listing. Some purchases, including some vehicles, are not covered. eBay Money Back Guarantee provides coverage for the purchase price of the item, plus original shipping costs, for a limited period of time from the date of delivery and includes a streamlined interface to help buyers and sellers navigate the process.

For our sellers, eBay’s Top Rated Seller program rewards qualifying sellers with fee discounts and improved search standing for qualifying listings if they are able to maintain excellent customer service ratings and meet specified criteria for shipping and returns. We believe that sellers who fulfill these standards help promote our goal of maintaining an online marketplace that is safe and hassle-free.

We also help our sellers gain added visibility and velocity for their inventory. This year, we began to scale the eBay Promoted Listings product, which is designed to enable sellers to increase the visibility of item listings on eBay to have a better chance of selling. We also removed some competing third-party product listing ads on the eBay platform in select locations.

eBay regularly evaluates pricing relative to alternatives in the market in order to remain competitive. In 2017, we implemented a number of changes to our policies and pricing in an effort to better incent sellers to deliver better buyer experiences. At the same time, we continued to invest in more tools and new programs to help grow the overall seller ecosystem.

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

•	Sellers can list items that are new, refurbished and used, and common and rare on our Marketplace platforms.

•	Sellers can use Promoted Listings to improve the visibility of their item listings so that items have a better chance of standing out and selling faster.

•	Sellers can list luxury items, such as high-end handbags, through eBay Authenticate, giving buyers greater confidence in the luxury item they are purchasing.

For buyers, this includes:

•	Buyers can search for and purchase items that are new, refurbished and used, and common and rare on our Marketplace platforms, in categories such a Parts and Accessories, Fashion and Electronics.

•	Buyers can filter searches for items by one-, two- and three-day delivery through eBay Guaranteed Delivery.

•	Buyers can have greater confidence in purchasing high-end handbags through eBay Authenticate.

•
Buyers also can have items shipped to them through multiple shipping options offered by sellers. For certain items purchased from certain retailers, buyers can pick up items they purchased online or through mobile devices in one of the retailer’s physical stores (which we refer to as in-store pickup).

Our Impact and Responsibility

For more than two decades, we have worked to create a marketplace that is inclusive and fair, fosters global trade and empowers small business entrepreneurship. By connecting buyers and sellers online, wherever they are in the world, we aim to enable everyone to find their personal version of perfect—and in the process, participate in the global economy and enrich their lives and livelihoods. Through eBay for Charity, we also enable our community to give to the causes they care about. We strive to operate in the most environmentally and socially sustainable way, creating a safe, trusted, diverse environment in which our employees, buyers, sellers, suppliers and partners can thrive.

Financial Information

We measure our footprint in our addressable market according to Gross Merchandise Volume (“GMV”). GMV consists of the total value of all successfully closed transactions between users on our Marketplace and StubHub platforms during the applicable period, regardless of whether the buyer and seller actually consummated the transaction.

At the end of 2017, our Marketplace and StubHub platforms had more than 170 million active buyers and over one billion live listings globally. The term “active buyer” means, as of any date, all buyers who successfully closed a transaction on our Marketplace and StubHub platforms within the previous 12-month period. Buyers may register more than once and, as a result, may have more than one account.

We generate revenue primarily from the transactions we successfully enable and through marketing services, including classifieds and advertising. The majority of our revenue comes from a take rate on the GMV of transactions closed on our Marketplace and StubHub platforms. We define “take rate” as net transaction revenues divided by GMV. In 2017, we generated $88 billion in GMV, of which approximately 59% was generated outside the U.S.

For additional financial information as well as the geographic areas where we conduct business, please see “Note 6 - Segments” to the consolidated financial statements included in this report. Additionally, please see the information in “Item 1A: Risk Factors” under the caption “Our international operations are subject to increased risks, which could harm our business,” which describes risks associated with eBay Inc.’s foreign operations.

Notable Business Transactions in 2017

We regularly review and manage our investments to ensure that they support eBay’s strategic direction and complement our disciplined approach to value creation, profitability and capital allocation.  During the third quarter of 2017, we made a $500 million cash investment in and sold our eBay India business to Flipkart. eBay and Flipkart also entered into an exclusive agreement in which they will jointly pursue cross-border trade opportunities to make eBay’s global inventory accessible to more India consumers, while eBay’s millions of active buyers globally will have access to Indian inventory provided by Flipkart.

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

To compete effectively, we will need to continue to expend significant resources in technology and marketing. These efforts require substantial expenditures, which could reduce our margins and have a material adverse effect on our business, financial position, operating results and cash flows and reduce the market price of our common stock and outstanding debt securities. Despite our efforts to preserve and expand the size, diversity and transaction activity of our buyers and sellers and to enhance the user experience, we may not be able to effectively manage our operating expenses, to increase or maintain our revenue or to avoid a decline in our consolidated net income or a net loss.

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

From time to time, third parties have claimed - and others will likely claim in the future - that we have infringed their intellectual property rights. We are typically involved in a number of such legal proceedings at any time. Please see the information in “Item 3: Legal Proceedings” and in “Item 1A: Risk Factors” under the captions “We are subject to patent litigation,” “The listing or sale by our users of items that allegedly infringe the intellectual property rights of rights owners, including pirated or counterfeit items, may harm our business,” and “We may be unable to adequately protect or enforce our intellectual property rights, or third parties may allege that we are infringing their intellectual property rights.”

Employees

As of December 31, 2017, we employed approximately 14,100 people globally. Approximately 7,300 of our employees were located in the U.S.

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

We face increased competitive pressure online and offline. In particular, the competitive norm for, and the expected level of service from, ecommerce and mobile commerce has significantly increased, due to, among other factors, improved user experience, greater ease of buying goods, lower (or no) shipping costs, faster shipping times and more favorable return policies. Also, certain platform businesses, such as Alibaba, Amazon, Apple, Facebook and Google, many of whom are larger than us or have greater capitalization, have a dominant and secure position in other industries or certain significant markets, and offer other goods and services to consumers and merchants that we do not offer. If we are unable to change our products, offerings and services in ways that reflect the changing demands of ecommerce and mobile commerce marketplaces, particularly the higher growth of sales of fixed-price items and higher expected service levels (some of which depend on services provided by sellers on our platforms), or compete effectively with and adapt to changes in larger platform businesses, our business will suffer.

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

Consumers who might use our sites to buy goods have a wide variety of alternatives, including traditional department, warehouse, boutique, discount and general merchandise stores (as well as the online and mobile operations of these traditional retailers), online retailers and their related mobile offerings, online and offline classified services and other shopping channels, such as offline and online home shopping networks. In the United States, these include Amazon.com, Facebook, Google, Wal-Mart, Target, Macy’s, JC Penney, Costco, Office Depot, Staples, OfficeMax, Sam’s Club, Rakuten, MSN, QVC and Home Shopping Network, among others. In addition, consumers have a large number of online and offline channels focused on one or more of the categories of products offered on our site.

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

We use product search engines and paid search advertising to help users find our sites, but these services also have the potential to divert users to other online shopping destinations. Consumers may choose to search for products and services with a horizontal search engine or shopping comparison website, and such sites may also send users to other shopping destinations. In addition, sellers are increasingly utilizing multiple sales channels, including the acquisition of new customers by paying for search-related advertisements on horizontal search engine sites, such as Google, Naver and Baidu.

Consumers and merchants who might use our sites to sell goods also have many alternatives, including general ecommerce sites, such as Amazon, Alibaba and 11Street, and more specialized sites, such as Etsy. Our international sites also compete for sellers with general and specialized ecommerce sites. Sellers may also choose to sell their goods through other channels, such as classifieds platforms. Consumers and merchants also can create and sell through their own sites, and may choose to purchase online advertising instead of using our services. In some countries, there are online sites that have larger customer bases and greater brand recognition, as well as competitors that may have a better understanding of local culture and commerce. We increasingly may compete with local competitors in developing countries that have unique advantages, such as a greater ability to operate under local regulatory authorities.

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

Our ability to make payments of principal of and interest on our indebtedness depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our consolidated results of operations and financial condition, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to, among other things:

•	incur the tax cost of repatriating funds to the United States;

•	seek additional financing in the debt or equity markets;

•	refinance or restructure all or a portion of our indebtedness;

•	sell selected assets; or

•	reduce or delay planned capital or operating expenditures.

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

Some jurisdictions have implemented, or may implement, laws that require remote sellers of goods and services to collect and remit taxes on sales to customers located within the jurisdiction. On January 12, 2018, the U.S. Supreme Court granted certiorari in South Dakota v. Wayfair, Inc. et al, a case challenging the current law under which online retailers are not required to collect sales tax unless they have a physical presence in the buyer’s state. If the current law is changed, other states may adopt laws requiring sellers to collect and remit sales. In addition, the Streamlined Sales Tax Project (an ongoing, multi-year effort by U.S. state and local governments to pursue federal legislation that would require collection and remittance of sales tax by out-of-state sellers) could allow states that meet certain simplification and other criteria to require out-of-state sellers to collect and remit sales taxes on goods purchased by in-state residents. The adoption of such legislation could result in a use tax collection responsibility for certain of our sellers. This collection responsibility and the additional costs associated with complex use tax collection, remittance and audit requirements would make selling on our websites and mobile platforms less attractive for small business retailers and would harm our business, and the proliferation of state legislation to expand sales and use tax collection on Internet sales could adversely affect some of our sellers and indirectly harm our business.

There are proposals that have been made at the U.S. state and local levels that would impose additional taxes on the sale of goods and services over the Internet. These proposals, if adopted, could substantially impair the growth of ecommerce and our platforms, and could diminish our opportunity to derive financial benefit from our activities. While the U.S. federal government’s moratorium on state and local taxation of Internet access or multiple or discriminatory taxes on ecommerce has been permanently extended, this moratorium does not prohibit federal, state or local authorities from collecting taxes on our income or from collecting certain taxes that were in effect prior to the enactment of the moratorium and/or one of its extensions.

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

Some jurisdictions have imposed a tax collection, reporting or record-keeping obligation on companies that engage in or facilitate ecommerce. For example, the U.S. Internal Revenue Service (“IRS”) now requires that certain payments to sellers be reported to the sellers and the IRS on an annual basis. Any failure by us to meet these requirements could result in substantial monetary penalties and other sanctions and could harm our business. Taxing authorities may also seek to impose tax collection or reporting obligations based on the location of the product or service being sold or provided in an ecommerce transaction, regardless of where the respective users are located. We are now jointly liable for UK VAT for certain non-UK sellers who fail to fulfill their UK VAT obligations unless we suspend their eBay activity until the matter is resolved.

Some jurisdictions could assert that we are responsible for tax on the underlying goods or services sold on our sites or pass laws imposing this obligation. Certain jurisdictions have enacted laws which will become effective in 2018 or later requiring marketplaces to report user activity or collect and remit taxes on certain items sold on the marketplace. Imposition of an information reporting or tax collection requirement could decrease seller or buyer activity on our sites and would harm our business. Tax authorities may also require us to help ensure compliance by our users by promulgating legislation regulating professional sellers or marketplaces, including tax reporting and collection requirements. In addition, we have periodically received requests from tax authorities in many jurisdictions for information regarding the transactions of large classes of sellers on our sites, and in some cases we have been legally obligated to provide this data. The imposition of any requirements on us to disclose transaction records for all or a class of sellers to tax or other regulatory authorities or to file tax forms on behalf of any sellers, especially requirements that are imposed on us but not on alternative means of ecommerce, and any use of those records to investigate, collect taxes from or prosecute sellers or buyers, could decrease activity on our sites and harm our business.

We may have exposure to greater than anticipated tax liabilities.

The determination of our worldwide provision for income taxes and other tax liabilities requires estimation and significant judgment, and there are many transactions and calculations where the ultimate tax determination is uncertain. Like many other multinational corporations, we are subject to tax in multiple U.S. and foreign jurisdictions and have structured our operations to reduce our effective tax rate. Our determination of our tax liability is always subject to audit and review by applicable domestic and foreign tax authorities, and we are currently undergoing a number of investigations, audits and reviews by taxing authorities throughout the world, including with respect to our business structure. Any adverse outcome of any such audit or review could harm our business, and the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made. While we have established reserves based on assumptions and estimates that we believe are reasonable to cover such eventualities, these reserves may prove to be insufficient.

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

One or more states, the U.S. federal government or foreign countries may seek to impose reporting or record-keeping obligations on companies that engage in or facilitate ecommerce. Such an obligation could be imposed by legislation intended to improve tax compliance (and legislation to such effect has been contemplated by several states and a number of foreign jurisdictions) or if one of our companies was ever deemed to be the legal agent of the users of our services by a jurisdiction in which it operates. Certain of our companies are required to report to the IRS and most states on customers subject to U.S. income tax who receive more than $20,000 in payments and more than 200 payments in a calendar year. As a result, we are required to request tax identification numbers from certain payees, track payments by tax identification number and, under certain conditions, withhold a portion of payments and forward such withholding to the IRS. We modify our systems to meet such requirements and expect increased operational costs and changes to our user experience in connection with complying with reporting obligations. Any failure by us to meet these requirements could result in substantial monetary penalties and other sanctions and could harm our business. Imposition of an information reporting requirement could decrease seller or buyer activity on our sites and would harm our business.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2: PROPERTIES

We own and lease various properties in the U.S. and 35 other countries around the world. We use the properties for executive and administrative offices, data centers, product development offices, fulfillment centers and customer service offices. Our headquarters are located in San Jose, California and occupy approximately 0.5 million square feet. Our owned data centers are solely located in Utah. As of December 31, 2017, our owned and leased properties provided us with aggregate square footage as follows (in millions):

	United States	Other Countries	Total
Owned facilities	1.1	—	1.1
Leased facilities	0.8	4.0	4.8
Total facilities	1.9	4.0	5.9

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

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable were not material for the year ended December 31, 2017. Except as otherwise noted for the proceedings described in this Item 3, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to significant uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material.
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

From time to time, we are involved in other disputes or regulatory inquiries that arise in the ordinary course of business, including suits by our users (individually or as class actions) alleging, among other things, improper disclosure of our prices, rules or policies, that our practices, prices, rules, policies or customer/user agreements violate applicable law or that we have acted unfairly and/or not acted in conformity with such prices, rules, policies or agreements. Further, the number and significance of these disputes and inquiries are increasing as the political and regulatory landscape changes and, as we have grown larger, our businesses have expanded in scope (both in terms of the range of products and services that we offer and our geographical operations) and our products and services have increased in complexity. Any claims or regulatory actions against us, whether meritorious or not, could be time consuming, result in costly litigation, damage awards (including statutory damages for certain causes of action in certain jurisdictions), injunctive relief or increased costs of doing business through adverse judgment or settlement, require us to change our business practices in expensive ways, require significant amounts of management time, result in the diversion of significant operational resources or otherwise harm our business.

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

	High	Low
Year Ended December 31, 2017
First Quarter	$34.28	$29.76
Second Quarter	36.14	32.05
Third Quarter	38.59	34.03
Fourth Quarter	38.99	34.38

	High	Low
Year Ended December 31, 2016
First Quarter	$26.65	$22.01
Second Quarter	25.43	22.72
Third Quarter	32.90	23.76
Fourth Quarter	32.56	27.39

As of January 29, 2018, there were approximately 3,746 holders of record of our common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock.

Dividend Policy

To date, we have not paid cash dividends on our stock.   We continually reassess our capital allocation strategy, and evaluate a variety of options, including share repurchases and dividends, as a means to return capital to our shareholders.

Performance Measurement Comparison

The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on December 31, 2012 (the last trading day for the year ended December 31, 2012) in (i) our common stock, (ii) the Nasdaq Composite Index, (iii) the S&P 500 Index and (iv) the S&P Information Technology Index. For the purpose of this graph, the distribution of 100% of the outstanding common stock of PayPal Holdings, Inc. (“PayPal”) to our stockholders, pursuant to which PayPal became an independent company, is treated as a non-taxable cash dividend of $41.46, an amount equal to the opening price of PayPal common stock on July 20, 2015 which was deemed reinvested in eBay common stock at the opening price on July 20, 2015.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Stock repurchase activity during the three months ended December 31, 2017 was as follows:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet be Purchased Under the Programs (1)
October 31, 2017	14,592,071	$37.61	14,592,071
November 30, 2017	6,315,136	$35.82	6,315,136
December 31, 2017	4,006,000	$36.60	4,006,000	$1,650,776,477
	24,913,207		24,913,207

(1)
In July 2016, our Board authorized a $2.5 billion stock repurchase program and in July 2017, our Board authorized an additional $3.0 billion stock repurchase program. These stock repurchase programs have no expiration from the date of authorization.

Our stock repurchase programs are intended to programmatically offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, to make opportunistic and programmatic repurchases of our common stock to reduce our outstanding share count. Any share repurchases under our stock repurchase programs may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives.
During the three months ended December 31, 2017, we repurchased approximately $922 million of our common stock under our July 2017 stock repurchase program. As of December 31, 2017, a total of approximately $1.7 billion remained available for future repurchases of our common stock under our July 2017 stock repurchase program. In January 2018, our Board authorized a $6.0 billion stock repurchase program. The stock repurchase program has no expiration from the date of authorization.
We expect, subject to market conditions and other uncertainties, to continue making opportunistic and programmatic repurchases of our common stock. However, our stock repurchase programs may be limited or terminated at any time without prior notice. The timing and actual number of shares repurchased will depend on a variety of factors, including corporate and regulatory requirements, price and other market conditions and management’s determination as to the appropriate use of our cash.

(2)	Excludes broker commissions.

ITEM 6: SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The consolidated statement of income data for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 are derived from our audited consolidated financial statements. The consolidated balance sheet data as of December 31, 2017, 2016, 2015 and 2014 are derived from our audited consolidated financial statements and the consolidated balance sheet data as of December 31, 2013 is derived from our unaudited consolidated financial statements.

	Year Ended December 31,
	2017 (4)	2016 (5)	2015	2014 (6)	2013
	(In millions, except per share amounts)
Consolidated Statement of Income Data: (1)
Net revenues	$9,567	$8,979	$8,592	$8,790	$8,257
Gross profit	7,345	6,972	6,821	7,127	6,765
Income from operations	2,265	2,325	2,197	2,476	2,454
Income from continuing operations before income taxes	2,276	3,651	2,406	2,515	2,571
Income (loss) from continuing operations	(1,012)	7,285	1,947	(865)	2,067
Income (loss) per share from continuing operations:
Basic	$(0.95)	$6.43	$1.61	$(0.69)	$1.60
Diluted	$(0.95)	$6.37	$1.60	$(0.69)	$1.57
Weighted average shares:
Basic	1,064	1,133	1,208	1,251	1,295
Diluted	1,064	1,144	1,220	1,251	1,313

	As of December 31,
	2017 (4)	2016 (5)	2015	2014 (6)	2013
	(In millions)
Consolidated Balance Sheet Data: (1)
Cash and cash equivalents	$2,120	$1,816	$1,832	$4,105	$2,848
Short-term investments	3,743	5,333	4,299	3,730	4,204
Long-term investments	6,331	3,969	3,391	5,736	4,747
Working capital - continuing operations	4,204	5,028	5,641	4,463	6,649
Working capital - discontinued operations	—	—	—	4,537	3,995
Working capital total (2)	4,204	5,028	5,641	9,000	10,644
Total assets - continuing operations	25,981	23,847	17,785	21,716	20,236
Total assets - discontinued operations	—	—	—	23,416	21,252
Total assets	25,981	23,847	17,785	45,132	41,488
Short-term debt	781	1,451	—	850	2
Long-term debt	9,234	7,509	6,779	6,777	4,106
Total stockholders’ equity (3)	8,063	10,539	6,576	19,906	23,647

(1)
Includes the impact of acquisitions and dispositions. For a summary of recent significant acquisitions and dispositions, please see “Note 3 - Business Combinations” to the consolidated financial statements included in this report.

(2)	Working capital is calculated as the difference between total current assets and total current liabilities.

(3)	Includes the impact of the Distribution of PayPal on July 17, 2015.

(4)
The consolidated balance sheet data for the year ended December 31, 2017 includes the impact of a $695 million deferred tax asset recognized in 2017 as a result of our voluntary domiciling our Classifieds intangible assets into a new jurisdiction. The consolidated statement of income data for the year ended December 31, 2017 includes a $695 million income tax benefit associated with such deferred tax asset, $376 million caused by the foreign exchange remeasurement of our deferred tax assets and a $3.1 billion provisional tax expense associated with the enactment of the Tax Cuts and Jobs Act.

(5)
The consolidated balance sheet data for the year ended December 31, 2016 includes the impact of a $4.6 billion deferred tax asset recognized in 2016 as a result of our election to terminate an existing tax ruling and finalize a new agreement with the foreign tax authority. The consolidated statement of income data for the year ended December 31, 2016 includes a $4.6 billion income tax benefit associated with such deferred tax asset.

(6)
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

Seasonality

We expect transaction activity patterns on our platforms to mirror general consumer buying patterns and expect that these trends will continue. The following table sets forth, for the periods presented, our total net revenues and the sequential quarterly movements of these net revenues (in millions, except percentages):

	Quarter Ended
	March 31	June 30	September 30	December 31
2015
Net revenues	$2,061	$2,110	$2,099	$2,322
Percent change from prior quarter	(11)%	2%	(1)%	11%
2016
Net revenues	$2,137	$2,230	$2,217	$2,395
Percent change from prior quarter	(8)%	4%	(1)%	8%
2017
Net revenues	$2,217	$2,328	$2,409	$2,613
Percent change from prior quarter	(7)%	5%	4%	8%

Impact of Foreign Currency Exchange Rates

Our commerce platforms operate globally, resulting in certain revenues that are denominated in foreign currencies, primarily the British pound, euro, Korean won and Australian dollar, subjecting us to foreign currency risk which may impact our financial results. Because of this and the fact that we generated a majority of our net revenues internationally during the years ended December 31, 2017, 2016 and 2015, we are subject to the risks related to doing business in foreign countries as discussed under “Item 1A: Risk Factors.”

In addition to the corresponding measures under generally accepted accounting principles (“GAAP”), management uses non-GAAP measures in reviewing our financial results. The foreign exchange neutral (“FX-Neutral”), or constant currency, net revenue amounts discussed below are non-GAAP financial measures and are not in accordance with, or an alternative to, measures prepared in accordance with GAAP. Accordingly, the FX-Neutral information appearing in the following discussion of our results of operations should be read in conjunction with the information provided in “Non-GAAP Measure of Financial Performance,” which includes reconciliations of FX-Neutral financial measures to the most directly comparable GAAP measures. We calculate the year-over-year impact of foreign currency movements using prior period foreign currency rates applied to current year transactional currency amounts.

The effect of foreign currency exchange rate movements during 2017 was due to strengthening of the U.S. dollar, in the first half of the year, against other currencies, primarily the British pound and euro, partially offset by weakening of the U.S. dollar in the second half of the year, against other currencies, primarily the euro.

Fiscal Year Highlights

Net revenues increased 7% to $9.6 billion in 2017 compared to 2016, primarily driven by Marketplace net transaction revenues and Classifieds marketing services and other revenues. FX-Neutral net revenues increased 7% in 2017 compared to 2016. Operating margin decreased to 23.7% in 2017 compared to 25.9% in 2016.

In the fourth quarter of 2017, we recognized a provisional income tax charge of $3.1 billion related to the enactment of the Tax Cuts and Jobs Act. In addition, in the first quarter of 2017, related to the continued realignment of our legal structure, we achieved a step-up in the tax basis of the intangible assets in our foreign Classifieds platforms and recognized a tax benefit of $695 million.

In 2017, we also received a 5.44% ownership interest in Flipkart in exchange for our eBay India business and a $500 million cash investment, resulting in a cost method investment of $725 million. The gain on disposal of our eBay India business of $167 million was recorded in interest and other, net on our consolidated statement of income.

Also in 2017, we issued unsecured notes in an aggregate principal amount of $2.5 billion. In addition, $1.5 billion of previously issued unsecured notes due in 2017 matured and were repaid.

Diluted earnings per share from continuing operations decreased to a loss per share of $0.95 in 2017 compared to earnings per share of $6.37 in 2016. We generated cash flow from continuing operating activities of $3.1 billion in 2017 compared to $2.8 billion in 2016.

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

The following table presents net revenues by type and geography (in millions, except percentages):

	Year Ended December 31,
	2017	% Change	2016	% Change	2015
Net Revenues by Type:
Net transaction revenues:
Marketplace (1)	$6,450	6%	$6,107	—%	$6,103
StubHub	1,010	8%	937	29%	725
Total net transaction revenues	7,460	6%	7,044	3%	6,828
Marketing services and other revenues:
Marketplace	1,192	5%	1,137	6%	1,078
Classifieds	897	13%	791	13%	703
StubHub, Corporate and other	18	**	7	**	(17)
Total marketing services and other revenues	2,107	9%	1,935	10%	1,764
Total net revenues	$9,567	7%	$8,979	5%	$8,592

Net Revenues by Geography:
U.S.	$4,091	6%	$3,866	7%	$3,624
International	5,476	7%	5,113	3%	4,968
Total net revenues	$9,567	7%	$8,979	5%	$8,592

**	Not meaningful

(1)
Marketplace net transaction revenues were net of $28 million of hedging activity in 2017. There were no other hedging activities within net revenues during the previous periods. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk for further discussion of our hedging activity.

The following table presents certain key operating metrics that we believe are significant factors affecting our net transaction revenues (in millions, except percentages):

	Year Ended December 31,
	2017	% Change	2016	% Change	2015
Supplemental Operating Data:
GMV (1):
Marketplace	$83,883	6%	$79,178	2%	$77,729
StubHub	4,520	5%	4,310	21%	3,575
Total GMV	$88,403	6%	$83,488	3%	$81,304

Transaction take rate:
Marketplace (2)	7.69%	(0.02)%	7.71%	(0.14)%	7.85%
StubHub (3)	22.35%	0.59%	21.76%	1.46%	20.30%
Total transaction take rate (4)	8.44%	—%	8.44%	0.04%	8.40%

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

(2)	We define Marketplace transaction take rate as Marketplace net transaction revenues divided by Marketplace GMV.

(3)	We define StubHub transaction take rate as StubHub net transaction revenues divided by StubHub GMV.

(4)	We define total transaction take rate as total net transaction revenues divided by GMV.

Net Transaction Revenues

The following table presents total net transaction revenues and supplemental operating data (in millions, except percentages):

	Year Ended December 31,		% Change		Year Ended December 31,		% Change
	2017	2016	As Reported	FX-Neutral	2016	2015	As Reported	FX-Neutral
Total net transaction revenues	7,460	7,044	6%	7%	7,044	6,828	3%	6%
Percentage of net revenues	78%	78%			78%	79%

Total GMV	88,403	83,488	6%	6%	83,488	81,304	3%	5%
Total transaction take rate	8.44%	8.44%	—%		8.44%	8.40%	0.04%

The increase in net transaction revenues in 2017 compared to 2016 was primarily due to an increase in Marketplace GMV. Total transaction take rate was flat in 2017 compared to 2016.

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

Net transaction revenues earned internationally totaled $4.0 billion, $3.8 billion and $3.8 billion in 2017, 2016 and 2015, respectively, representing 53%, 54% and 55% of total net transaction revenues in the respective periods. The decrease in net transaction revenues earned internationally as a percentage of total net transaction revenue in 2017 compared to 2016 was primarily driven by growth in net transaction revenues earned domestically and an unfavorable impact from foreign currency movements relative to the U.S. dollar. The decrease in net transaction revenues earned internationally as a percentage of total net transaction revenue in 2016 compared to 2015 was primarily driven by an unfavorable impact from foreign currency movements relative to the U.S. dollar.

Marketplace Net Transaction Revenues

The following table presents Marketplace net transaction revenues and supplemental operating data (in millions, except percentages):

	Year Ended December 31,		% Change		Year Ended December 31,		% Change
	2017	2016	As Reported	FX-Neutral	2016	2015	As Reported	FX-Neutral
Marketplace transaction revenues	6,450	6,107	6%	7%	6,107	6,103	—%	3%

Marketplace GMV	83,883	79,178	6%	6%	79,178	77,729	2%	5%
Marketplace take rate	7.69%	7.71%	(0.02)%		7.71%	7.85%	(0.14)%

The increase in Marketplace net transaction revenues in 2017 compared to 2016 was primarily due to Marketplace GMV growth, partially offset by hedging activity and an unfavorable impact from foreign currency movements relative to the U.S. dollar. Marketplace transaction take rate in 2017 compared to 2016 was relatively flat.

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

StubHub Net Transaction Revenues

The following table presents StubHub net transaction revenues and supplemental operating data (in millions, except percentages):

	Year Ended December 31,		% Change		Year Ended December 31,		% Change
	2017	2016	As Reported	FX-Neutral	2016	2015	As Reported	FX-Neutral
StubHub transaction revenues	1,010	937	8%	8%	937	725	29%	29%

StubHub GMV	4,520	4,310	5%	5%	4,310	3,575	21%	21%
StubHub take rate	22.35%	21.76%	0.59%		21.76%	20.30%	1.46%

The increase in StubHub net transaction revenues in 2017 compared to 2016 was primarily due to an increase in StubHub take rate and StubHub GMV. The increase in StubHub transaction take rate in 2017 compared to 2016 was primarily due to pricing strategies and a decrease in our buyer incentives, which are accounted for as a reduction of revenue. The increase in StubHub GMV in 2017 compared to 2016 was primarily driven by Theater and Concerts, partially offset by Sports.

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

Marketing Services and Other Revenues

The following table presents marketing services and other (“MS&O”) revenues (in millions, except percentages):

	Year Ended December 31,		% Change		Year Ended December 31,		% Change
	2017	2016	As Reported	FX-Neutral	2016	2015	As Reported	FX-Neutral
MS&O revenues:
Marketplace	$1,192	$1,137	5%	5%	$1,137	$1,078	6%	8%
Classifieds	897	791	13%	12%	791	703	13%	15%
StubHub, Corporate and other	18	7	**	**	7	(17)	**	**
Total MS&O revenues	$2,107	$1,935	9%	8%	$1,935	$1,764	10%	12%
Percentage of net revenues	22%	22%			22%	21%

The increase in total MS&O revenues in 2017 compared to 2016 was primarily driven by an increase in Classifieds MS&O revenues and a favorable impact from foreign currency movements relative to the U.S. dollar. The increase in total MS&O revenues in 2016 compared to 2015 was primarily attributable to an increase in Classifieds MS&O revenues and Marketplace MS&O revenues, partially offset by an unfavorable impact from foreign currency movements relative to the U.S. dollar.

Marketplace MS&O Revenues

The increase in Marketplace MS&O revenues in 2017 compared to 2016 was primarily driven by an increase in revenues attributable to our first-party inventory program in Korea and, to a lesser extent, our Brands4friends online shopping community. The increase in Marketplace MS&O revenues in 2016 compared to 2015 was primarily driven by increased fees earned for referral services and increased revenue from our revenue share programs, partially offset by an unfavorable impact from foreign currency movements relative to the U.S. dollar. The increase in fees earned for referral services primarily consisted of fees for customers acquired and incentives for the usage of PayPal Holdings, Inc. (“PayPal”) products on certain Marketplace platforms, which were not included in marketing services and other revenues prior to the distribution of 100% of the outstanding common stock of PayPal to our stockholders (the “Distribution”).

Classifieds MS&O Revenues

The increase in Classifieds MS&O revenues in 2017 compared to 2016 was primarily driven by increased revenue from our Classifieds platforms in Germany. The increase in Classifieds MS&O revenues in 2016 compared to 2015 was primarily driven by increased revenue from our Classifieds platforms in our developed markets of Germany, Canada and Australia, partially offset by an unfavorable impact from foreign currency movements relative to the U.S. dollar.

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

	Year Ended December 31,
	2017	% Change	2016	% Change	2015
Cost of net revenues	$2,222	11%	$2,007	13%	$1,771
As a percentage of net revenues	23.2%		22.4%		20.6%

The increase in cost of net revenues in 2017 compared to 2016 was primarily due to an increase in costs of goods sold driven by our first-party inventory program in Korea and our Brands4friends online shopping community and increased investments in site operations. The increase in cost of net revenues in 2016 compared to 2015 was primarily due to our continued investment in site operations and data centers and an increase in transaction fees for payment services.

Cost of net revenues, net of $3 million from hedging activities, was unfavorably impacted by $19 million attributable to foreign currency movements relative to the U.S. dollar in 2017 compared to 2016. Cost of net revenues, net of $4 million from hedging activities, was favorably impacted by $16 million due to foreign currency movements relative to the U.S. dollar in 2016 compared to 2015.

Operating Expenses

The following table presents operating expenses (in millions, except percentages):

	Year Ended December 31,
	2017	% Change	2016	% Change	2015
Sales and marketing	$2,515	6%	$2,368	4%	$2,267
Percentage of net revenues	26%		26%		26%
Product development	1,224	10%	1,114	21%	923
Percentage of net revenues	13%		12%		11%
General and administrative	1,031	15%	900	(20)%	1,122
Percentage of net revenues	11%		10%		13%
Provision for transaction losses	272	18%	231	(15)%	271
Percentage of net revenues	3%		3%		3%
Amortization of acquired intangible assets	38	12%	34	(17)%	41
Total operating expenses	$5,080	9%	$4,647	—%	$4,624

Operating expenses, net of $8 million from hedging activities, were unfavorably impacted by $14 million due to foreign currency movements relative to the U.S. dollar in 2017 compared to 2016. Operating expenses, net of $3 million from hedging activities, were favorably impacted by $66 million due to foreign currency movements relative to the U.S. dollar in 2016 compared to 2015.

Sales and Marketing

Sales and marketing expenses primarily consist of advertising and marketing program costs (both online and offline), employee compensation, contractor costs, facilities costs and depreciation on equipment. Online marketing expenses represent traffic acquisition costs in various channels such as paid search, affiliates marketing and display advertising. Offline advertising primarily includes brand campaigns and buyer/seller communications.

The increase in sales and marketing expense in 2017 compared to 2016 was primarily due to an increase in brand spend and employee-related costs. The increase in sales and marketing expense in 2016 compared to 2015 was primarily due to an increase in marketing program costs (both online and offline programs) partially offset by a favorable impact from foreign currency movements relative to the U.S. dollar.

Product Development

Product development expenses primarily consist of employee compensation, contractor costs, facilities costs and depreciation on equipment. Product development expenses are net of required capitalization of major platform and other product development efforts, including the development of our platform architecture, migration of certain platforms, and seller tools. Our top technology priorities include artificial intelligence, voice and image technology, virtual and augmented reality and distributed commerce.

Capitalized internal use and platform development costs were $140 million and $137 million in 2017 and 2016, respectively, and are primarily reflected as a cost of net revenues when amortized in future periods.

The increase in product development expenses in 2017 compared to 2016 was primarily due to an increase in employee-related costs. The increase in product development expenses in 2016 compared to 2015 was primarily due to higher employee-related costs driven by increased headcount; and increased depreciation on equipment driven by capital expenditures as we continued to invest in our platform.

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

The increase in general and administrative expenses in 2017 compared to 2016 was primarily due to increased data, information security and employee-related costs, as well as costs related to the integration of prior period acquisitions and ongoing realignment of our legal structure.

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

The increase in provision for transaction losses in 2017 compared to 2016 was primarily due to higher customer protection program costs and an increase in costs related to uncollectible accounts. The decrease in provision for transaction losses in 2016 compared to 2015 was primarily driven by lower customer protection program costs.

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

	Year Ended December 31,
	2017	% Change	2016	% Change	2015
Interest income	$177	42%	$125	29%	$97
Interest expense	(292)	30%	(225)	56%	(144)
Gains on investments and sale of business	115	(91)%	1,343	**	268
Other	11	(87)%	83	**	(12)
Total interest and other, net	$11	(99)%	$1,326	**	$209

The decrease in interest and other, net in 2017 compared to 2016 was primarily due to the $1.3 billion pre-tax gain from the sale of our equity holdings of MercadoLibre, Inc. in 2016.

The increase in interest and other, net in 2016 compared to 2015 was primarily due to the $1.3 billion pre-tax gain from the sale of our equity holdings of MercadoLibre, Inc., and our hedging strategy, partially offset by an increase in interest expense related to the issuance of senior notes during the first quarter of 2016.

Income Tax Provision

The following table presents provision for income taxes (in millions, except percentages):

	Year Ended December 31,
	2017	2016	2015
Income tax provision (benefit)	$3,288	$(3,634)	$459
Effective tax rate	144.5%	(99.5)%	19.1%

The increase in our effective tax rate in 2017 compared to 2016 was primarily due to a $3.1 billion tax charge for the impacts of the Tax Cuts and Jobs Act (the “Act” or “U.S. tax reform”), enacted on December 22, 2017. Additionally, the 2017 effective tax rate was impacted by the increase in our foreign tax rate as we no longer benefit from certain tax rulings and a noncash income tax charge of $376 million due to the foreign exchange remeasurement of our deferred tax assets, partially offset by the recognition in the first quarter of 2017 of deferred tax assets of approximately $695 million.

The decrease in our effective tax rate in 2016 compared to 2015 was primarily due to the recognition in 2016 of deferred tax assets of approximately $4.6 billion as a result of the realignment of our legal structure and the associated tax agreements. This was partially offset by the $485 million tax effect on the $1.3 billion gain on the sale of our equity holdings of MercadoLibre, Inc.

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

While we experienced a higher tax rate, the realignment allows us to achieve certain cash tax benefits due to the step-up in tax basis achieved in certain foreign jurisdictions. We expect these foreign cash tax benefits to remain consistent, subject to the performance of our foreign platforms, for a period in excess of 10 years. The realignment is expected to extend into 2018 and primarily impact our international entities. However, U.S. tax reform and the new U.S. minimum tax on foreign earnings discussed below will reduce our expected consolidated cash tax benefits.

U.S. tax reform, among other things, reduces the U.S. federal income tax rate to 21% from 35% in 2018, institutes a dividends received deduction for foreign earnings with a related tax for the deemed repatriation of unremitted foreign earnings, and creates a new U.S. minimum tax on earnings of foreign subsidiaries. We have not completed our accounting for the effects of the Act; however, we have made reasonable estimates of those effects. Accordingly, we have recognized a provisional income tax charge of $3.1 billion, which is included as a component of the income tax provision on our consolidated statement of income.

Included in the provisional amount is $1.4 billion for the income tax on the deemed repatriation of unremitted foreign earnings. We have computed the amount based on information available to us; however, there is still uncertainty as to the application of the Act. Further, we have not yet completed our analysis of the components of the tax computation.

The remaining provisional amount of $1.7 billion is for the deferred income tax effects of the Act, primarily the impact of the new U.S. minimum tax on earnings of foreign subsidiaries, partially offset by the reversal of our existing deferred tax liability associated with repatriation of unremitted foreign earnings. We have computed the amount based on information available to us; however, there is still uncertainty as to the application of the Act. Further, we have not yet completed our analysis of the components of the tax computation, including a complete reconciliation of the book and tax bases in our foreign subsidiaries. As we complete our analysis of U.S. tax reform in 2018, we may make adjustments to the provisional amounts, which may materially impact our provision for income taxes from continuing operations in the period in which the adjustments are made.

Our provision for income taxes differs from the provision computed by applying the U.S. federal statutory rate of 35% primarily due to lower tax rates associated with certain earnings from our operations in certain lower-tax jurisdictions outside the U.S. The impact on our provision for income taxes of foreign income being taxed at different rates than the U.S. federal statutory rate was a benefit of approximately $217 million in 2017, $451 million in 2016 and $549 million in 2015. The foreign jurisdictions with lower tax rates that had the most significant impact on our provision for income taxes in the periods presented include Switzerland. See “Note 15 - Income Taxes” to the consolidated financial statements included in this report for more information on our tax rate reconciliation.

Our relative pretax earnings and revenues attributable to the U.S. as compared to the rest of the world may differ over time. In general, these differences are attributable to higher amortization of U.S. based intangible assets, larger stock-based compensation expense recorded in the U.S. for U.S. based employees, overhead related to our corporate operations which are primarily U.S. based and higher average margins earned by non-U.S. businesses. For the year ended December 31, 2017, our U.S. share of pretax income and net revenues was 18.4% and 42.8%, respectively. The difference in relative pretax income and net revenues attributable to the U.S. as compared to the rest of the world for 2017 was primarily due to the general drivers discussed above. For the year ended December 31, 2016, our U.S. share of pretax income and net revenues was 41.9% and 43.1%, respectively. The difference in relative pretax income and net revenues attributable to the U.S., as compared to the rest of the world for 2016, was primarily related to the general drivers discussed above, as well as a $979 million gain on the sale of the U.S. portion of our equity holdings of MercadoLibre, Inc. in 2016.
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

The following tables set forth a reconciliation of FX-Neutral GMV and FX-Neutral net revenues (each as defined below) to our reported GMV and net revenues for the periods presented (in millions, except percentages):

	Year Ended December 31, 2017			Year Ended December 31, 2016
	As Reported	Exchange Rate Effect(1)(3)	FX-Neutral(2)	As Reported	As Reported % Change	FX-Neutral % Change
GMV:
Marketplace	$83,883	$(224)	$84,107	$79,178	6%	6%
StubHub	4,520	(5)	4,525	4,310	5%	5%
Total GMV	$88,403	$(229)	$88,632	$83,488	6%	6%

Net transaction revenues:
Marketplace	$6,450	$(56)	$6,506	$6,107	6%	7%
StubHub	1,010	(1)	1,011	937	8%	8%
Total net transaction revenues	7,460	(57)	7,517	7,044	6%	7%
Marketing services and other revenues:
Marketplace	1,192	—	1,192	1,137	5%	5%
Classifieds	897	13	884	791	13%	12%
StubHub, Corporate and other	18	—	18	7	**	**
Total marketing services and other revenues	2,107	13	2,094	1,935	9%	8%
Total net revenues	$9,567	$(44)	$9,611	$8,979	7%	7%

	Year Ended December 31, 2016			Year Ended December 31, 2015
	As Reported	Exchange Rate Effect(1)(3)	FX-Neutral(2)	As Reported	As Reported % Change	FX-Neutral % Change
GMV:
Marketplace	$79,178	$(2,216)	$81,394	$77,729	2%	5%
StubHub	4,310	(12)	4,322	3,575	21%	21%
Total GMV	$83,488	$(2,228)	$85,716	$81,304	3%	5%

Net transaction revenues:
Marketplace	$6,107	$(170)	$6,277	$6,103	—%	3%
StubHub	937	(2)	939	725	29%	29%
Total net transaction revenues	7,044	(172)	7,216	6,828	3%	6%
Marketing services and other revenues:
Marketplace	1,137	(25)	1,162	1,078	6%	8%
Classifieds	791	(13)	804	703	13%	15%
StubHub, Corporate and other	7	—	7	(17)	**	**
Total marketing services and other revenues	1,935	(38)	1,973	1,764	10%	12%
Total net revenues	$8,979	$(210)	$9,189	$8,592	5%	7%

(1)
We define exchange rate effect as the year-over-year impact of foreign currency movements using prior period foreign currency rates applied to current year transactional currency amounts net of hedging activity.

(2)	We define FX-Neutral GMV as GMV minus the exchange rate effect. We define the non-GAAP financial measures of FX-Neutral net revenue as net revenue minus exchange rate effect.

(3)	Marketplace Exchange Rate Effect was net of $28 million of hedging activity in 2017.

Liquidity and Capital Resources

Cash Flows

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Net cash provided by (used in):
Continuing operating activities	$3,146	$2,827	$2,877
Continuing investing activities	(1,296)	(2,008)	(673)
Continuing financing activities	(1,784)	(744)	(2,960)
Effect of exchange rates on cash and cash equivalents	238	(90)	(364)
Net increase (decrease) in cash and cash equivalents - discontinued operations	—	(1)	(3,376)
Net increase/(decrease) in cash and cash equivalents	$304	$(16)	$(4,496)

Continuing Operating Activities

The net cash provided by continuing operating activities of $3.1 billion in 2017 was primarily due to $1.1 billion of changes in assets and liabilities, net of acquisition effects, and a net loss of $1.0 billion offset by adjustments of $1.7 billion in deferred income taxes, $676 million in depreciation and amortization and $483 million in stock-based compensation.

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

Cash paid for income taxes in 2017, 2016 and 2015 was $308 million, $492 million and $256 million, respectively.

Continuing Investing Activities

The net cash used in continuing investing activities of $1.3 billion in 2017 was primarily due to cash paid for property and equipment of $666 million and cash paid for our equity investment in Flipkart of $514 million.

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

Continuing Financing Activities

The net cash used in continuing financing activities of $1.8 billion in 2017 was primarily due to $2.7 billion of cash used to repurchase common stock and $1.5 billion of cash used to repay outstanding debt, partially offset by $2.5 billion of cash proceeds from debt issuances.

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

The favorable effect of exchange rate movements on cash and cash equivalents was due to the weakening of the U.S. dollar against other currencies, primarily the euro and Korean won, during 2017. The unfavorable impact of currency exchange rates on our cash and cash equivalents during 2016 was due to the strengthening of the U.S. dollar against other currencies, primarily the euro. The unfavorable impact of currency exchange rates on our cash and cash equivalents during 2015 was due to the strengthening of the U.S. dollar against other currencies, primarily the euro.

Stock Repurchases

In July 2016, our Board authorized a $2.5 billion stock repurchase program and in July 2017, our Board authorized an additional $3.0 billion stock repurchase program. These stock repurchase programs have no expiration from the date of authorization. Our stock repurchase programs are intended to programmatically offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, to make opportunistic and programmatic repurchases of our common stock to reduce our outstanding share count. Any share repurchases under our stock repurchase programs may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives.

During 2017, we repurchased approximately $2.7 billion of our common stock under our stock repurchase programs. As of December 31, 2017, a total of approximately $1.7 billion remained available for future repurchases of our common stock under our July 2017 repurchase program and no amounts remained under our July 2016 repurchase program. In January 2018, our board of directors authorized an additional $6.0 billion stock repurchase program, with no expiration from the date of authorization.

We expect, subject to market conditions and other uncertainties, to continue making opportunistic and programmatic repurchases of our common stock. However, our stock repurchase programs may be limited or terminated at any time without prior notice. The timing and actual number of shares repurchased will depend on a variety of factors, including corporate and regulatory requirements, price and other market conditions and management’s determination as to the appropriate use of our cash.

Shelf Registration Statement and Long-Term Debt

As of December 31, 2017, we had an effective shelf registration statement on file with the Securities and Exchange Commission that allows us to issue various types of debt securities, as well as common stock, preferred stock, warrants, depositary shares representing fractional interest in shares of preferred stock, purchase contracts and units from time to time in one or more offerings. Each issuance under the shelf registration statement will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. The registration statement does not limit the amount of securities that may be issued thereunder. Our ability to issue securities is subject to market conditions and other factors including, in the case of our debt securities, our credit ratings and compliance with the covenants in our credit agreement.

Senior Notes

As of December 31, 2017, we had floating- and fixed-rate senior notes outstanding for an aggregate principal amount of $10.1 billion. The net proceeds from the issuances of these senior notes are used for general corporate purposes, including, among other things, capital expenditures, share repurchases, repayment of indebtedness and possible acquisitions. The floating rate notes are not redeemable prior to maturity. On and after March 1, 2021, we may redeem some or all of the 6.000% fixed rate notes due 2056 at any time and from time to time prior to their maturity, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest. We may redeem some or all of the other fixed rate notes of each series at any time and from time to time prior to their maturity, generally at a make-whole redemption price plus accrued and unpaid interest. If a change of control triggering event occurs with respect to the 2.500% fixed rate notes due 2018, the 2.150% fixed rate notes due 2020, the 3.800% fixed rate notes due 2022, the floating rate notes due 2023, the 2.750% fixed rate notes due 2023, the 3.600% fixed rate notes due 2027 or the 6.000% fixed rate notes due 2056, we must, subject to certain exceptions, offer to repurchase all of the notes of the applicable series at a price equal to 101% of the principal amount plus accrued and unpaid interest. For additional details related to our senior notes, please see “Note 11 – Debt” to the consolidated financial statements included in this report.

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

Commercial Paper

We have an up to $1.5 billion commercial paper program pursuant to which we may issue commercial paper notes with maturities of up to 397 days from the date of issue in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time. As of December 31, 2017, there were no commercial paper notes outstanding.

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

As of December 31, 2017, no borrowings were outstanding under our $2 billion credit agreement. However, as described above, we have an up to $1.5 billion commercial paper program and therefore maintain $1.5 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due. As a result, $500 million of borrowing capacity was available as of December 31, 2017 for other purposes permitted by the credit agreement.

Loans under the credit agreement bear interest at either (i) LIBOR plus a margin (based on our public debt credit ratings) ranging from 0.875 percent to 1.5 percent or (ii) a formula based on the agent bank’s prime rate, the federal funds effective rate plus 0.5 percent or LIBOR plus 1.0 percent, plus a margin (based on our public debt credit ratings) ranging from zero percent to 0.5 percent. The credit agreement will terminate and all amounts owing thereunder will be due and payable on November 9, 2020, unless (a) the commitments are terminated earlier, either at our request or, if an event of default occurs, by the lenders (or automatically in the case of certain bankruptcy-related events of default), or (b) the maturity date is extended upon our request, subject to the agreement of the lenders. The credit agreement includes customary representations, warranties, affirmative and negative covenants, including financial covenants, events of default and indemnification provisions in favor of the banks. The negative covenants include restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case, subject to certain exceptions. The financial covenants require us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio. The events of default include the occurrence of a change of control (as defined in the credit agreement) with respect to us.

We were in compliance with all covenants in our outstanding debt instruments for the period ended December 31, 2017.

Credit Ratings

As of December 31, 2017, we were rated investment grade by Standard and Poor’s Financial Services, LLC (long-term rated BBB+, short-term rated A-2, with a stable outlook), Moody’s Investor Service (long-term rated Baa1, short-term rated P-2, with a stable outlook), and Fitch Ratings, Inc. (long-term rated BBB, short-term rated F-2, with a stable outlook). We disclose these ratings to enhance the understanding of our sources of liquidity and the effects of our ratings on our costs of funds. Our borrowing costs depend, in part, on our credit ratings and any further actions taken by these credit rating agencies to lower our credit ratings, as described above, will likely increase our borrowing costs.

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

Payments Due During the Year Ending December 31,	Debt	Leases	Purchase Obligations	Total
2018	$1,050	$68	$232	$1,350
2019	1,833	73	142	2,048
2020	1,255	62	90	1,407
2021	978	36	79	1,093
2022	1,931	25	79	2,035
Thereafter	6,504	47	29	6,580
	$13,551	$311	$651	$14,513

The significant assumptions used in our determination of amounts presented in the above table are as follows:

•
Debt amounts include the principal and interest amounts of the respective debt instruments. For additional details related to our debt, please see “Note 11 – Debt” to the consolidated financial statements included in this report. This table does not reflect any amounts payable under our $2 billion revolving credit facility or $1.5 billion commercial paper program, for which no borrowings were outstanding as of December 31, 2017.

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

As we are unable to reasonably predict the timing of settlement of liabilities related to unrecognized tax benefits, net, the table does not include $481 million of such non-current liabilities included in other liabilities on our consolidated balance sheet as of December 31, 2017.

Liquidity and Capital Resource Requirements

As of December 31, 2017 and December 31, 2016, we had assets classified as cash and cash equivalents, as well as short-term and long-term non-equity investments, in an aggregate amount of $11.3 billion and $11.0 billion, respectively. As of December 31, 2017, this amount included assets held in certain of our foreign operations totaling approximately $9.1 billion. As a result of U.S. tax reform, the $9.1 billion held by our non-U.S. subsidiaries was subject to current tax in the U.S. in 2017. As of December 31, 2017, we had not repatriated any of these funds to the U.S. However, to the extent we repatriate these funds to the U.S., we will be required to pay income taxes in certain U.S.

states and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs. We have accrued provisional deferred taxes for the tax effect of repatriating the funds to the U.S.

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

Off-Balance Sheet Arrangements

As of December 31, 2017, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

We have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under the arrangement. As of December 31, 2017, we had a total of $1.9 billion in cash withdrawals offsetting our $2.1 billion in Aggregate Cash Deposits held within the financial institution under the cash pooling arrangement.

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

Income Taxes

Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective government taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties. We review our tax positions quarterly and adjust the balances as new information becomes available. Our income tax rate is significantly affected by the tax rates that apply to our foreign earnings. In addition to local country tax laws and regulations, our income tax rate depends on the extent that our earnings are indefinitely reinvested outside the U.S. Indefinite reinvestment is determined by management’s judgment about and intentions concerning our future operations. As a result of U.S. tax reform and the current U.S. taxation of deemed repatriated earnings, management has no specific plans to indefinitely reinvest the undistributed earnings of our foreign subsidiaries at the balance sheet date.

Deferred tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely heavily on estimates that are based on a number of factors, including our historical experience and short-range and long-range business forecasts. As of December 31, 2017, we had a valuation allowance on certain loss carryforwards based on our assessment that it is more likely than not that the deferred tax asset will not be realized.

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

The following table illustrates our effective tax rates for 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(In millions, except percentages)
Income tax provision (benefit)	$3,288	$(3,634)	$459
Effective tax rate	144.5%	(99.5)%	19.1%

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

Based on our results for the year ended December 31, 2017, a one-percentage point change in our provision for income taxes as a percentage of income before taxes would have resulted in an increase or decrease in the provision of approximately $23 million, resulting in an approximate $0.02 change in diluted earnings per share.

We have accounted for the tax effects of The Tax Cuts and Jobs Act, enacted on December 22, 2017, on a provisional basis. Our accounting for certain income tax effects is incomplete, but we have determined reasonable estimates for those effects. Our reasonable estimates are included in our financial statements as of December 31, 2017.  We expect to complete our accounting during the one year measurement period from the enactment date.

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

As of December 31, 2017, our goodwill totaled $4.8 billion and our identifiable intangible assets, net totaled $69 million. We assess the impairment of goodwill of our reporting units annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. The fair values of the reporting units are estimated using market and discounted cash flow approaches. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The discounted cash flow approach uses expected future operating results. The market approach uses comparable company information to determine revenue and earnings multiples to value our reporting units. Failure to achieve these expected results or market multiples may cause a future impairment of goodwill at the reporting unit. We conducted our annual impairment test of goodwill as of August 31, 2017 and 2016. Additionally, we evaluated impairment based on the significant activities regarding the Distribution and Enterprise divestiture in 2015. See “Note 4 - Discontinued Operations” to the consolidated financial statements included in this report for further detail. As of December 31, 2017, we determined that no further impairment of the carrying value of goodwill for any reporting units was required. See “Note 5 - Goodwill and Intangible Assets” to the consolidated financial statements included in this report.

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

As of December 31, 2017, approximately 17% of our total cash and investments was held in cash and cash equivalents. As such, changes in interest rates will impact interest income. As discussed below, fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates.

As of December 31, 2017, the balance of our corporate debt and government bond securities was $9.2 billion, which represented approximately 75% of our total cash and investments. Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate investment securities may be adversely impacted due to a rise in interest rates. In general, fixed-rate securities with longer maturities are subject to greater interest-rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest-rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease and may also suffer a decline in market value if interest rates increase. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. A 100 basis point increase or decrease in interest rates would not have a material impact on our financial assets or liabilities as of December 31, 2017.

As of December 31, 2017, we have an aggregate principal amount of $10.1 billion of outstanding senior notes, of which 92% bore interest at fixed rates. We entered into $2.4 billion of interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with $1.15 billion of our 2.200% senior notes due July 2019, $750 million of our 2.875% senior notes due July 2021, and $500 million of our 3.450% senior notes due July 2024 so that the interest payable on those notes effectively became variable based on LIBOR plus a spread. Further changes in interest rates will impact interest expense on any borrowings under our revolving credit facility, which bear interest at floating rates, and the interest rate on any commercial paper borrowings we make and any debt securities we may issue in the future and, accordingly, will impact interest expense. For additional details related to our debt, please see “Note 11 – Debt” to the consolidated financial statements included in this report.

Investment Risk

The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our cash equivalents and short-term and long-term investments in a variety of asset types, including bank deposits, government bonds and corporate debt securities.

As of December 31, 2017, our cost and equity method investments totaled $885 million, which represented approximately 7% of our total cash and investments, and were primarily related to cost method investments in privately held companies. We review our investments for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value is other-than-temporary. Our analysis includes a review of recent operating results and trends, recent sales/acquisitions of the securities in which we have invested and other publicly available data.

Foreign Currency Risk

Our commerce platforms operate globally, resulting in certain revenues and costs that are denominated in foreign currencies, primarily the British pound, euro, Korean won and Australian dollar, subjecting us to foreign currency risk which may adversely impact our financial results. We transact business in various foreign currencies and have significant international revenues as well as costs. In addition, we charge our international subsidiaries for their use of intellectual property and technology and for certain corporate services we provide. Our cash flow, results of operations and certain of our intercompany balances that are exposed to foreign exchange rate fluctuations may differ materially from expectations and we may record significant gains or losses due to foreign currency fluctuations and related hedging activities.

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

The following table illustrates the fair values of outstanding foreign exchange contracts designated as cash flow hedges and the before-tax effect on fair values of a hypothetical adverse change in the foreign exchange rates that existed as of December 31, 2017. The sensitivity for foreign currency contracts is based on a 20% adverse change in foreign exchange rates, against relevant functional currencies.

	Fair Value Asset/(Liability)	Fair Value Sensitivity
	(In millions)
Foreign exchange contracts - Cash flow hedges	$(2)	$(211)

Since our risk management programs are highly effective, the potential loss in value described above would be largely offset by changes in the value of the underlying exposure.

Subsequent to the distribution of 100% of the outstanding common stock of PayPal to our stockholders, fewer of our currency flows met the GAAP criteria for cash flow hedge accounting, thus requiring us to use a combination of foreign exchange derivative contracts and investing non-U.S. cash in U.S. denominated investments to help protect our forecasted U.S. dollar equivalent earnings from adverse changes in foreign currency exchange rates. The recent realignment of our legal structure has resulted in an increase in currency flows, beginning in the third quarter of 2017, that met the GAAP criteria for cash flow hedge accounting, thus minimizing the need to invest non-U.S. cash in U.S. denominated investments to protect both our forecasted revenue flows and U.S. dollar equivalent earnings from adverse changes in foreign currency exchange rates. Accordingly, $28 million in qualifying hedging activity was netted against marketplace net transaction revenues in the second half of 2017.

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

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $11 million as of December 31, 2017 taking into consideration the offsetting effect of foreign exchange forwards in place as of December 31, 2017.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and accompanying notes listed in Part IV, Item 15(a)(1) of this Annual Report on Form 10-K are included elsewhere in this Annual Report on Form 10-K.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures: Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2017.

Changes in internal controls: There were no changes in our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s annual report on internal control over financial reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.

ITEM 9B: OTHER INFORMATION

Not applicable.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2017.

Code of Ethics, Governance Guidelines and Committee Charters

We have adopted a Code of Business Conduct and Ethics that applies to all eBay employees and directors. The Code of Business Conduct and Ethics is posted on our website at https://investors.ebayinc.com/corporate-governance.cfm. We will post any amendments to or waivers from the Code of Business Conduct and Ethics at that location.

We have also adopted Governance Guidelines for the Board of Directors and a written committee charter for each of our Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee. Each of these documents is available on our website at https://investors.ebayinc.com/corporate-governance.cfm.

ITEM 11: EXECUTIVE COMPENSATION

Incorporated by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2017.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2017.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2017.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2017.

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

3. Exhibits Required by Item 601 of Regulation S-K
The information required by this Item is set forth in the Index of Exhibits that precedes the signature page of this Annual Report.	F-44

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of eBay Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of eBay Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2017 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s annual report on internal control over financial reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
San Jose, California
February 5, 2018

We have served as the Company’s auditor since 1997.

PART II: FINANCIAL INFORMATION

Item 8:	Financial Statements
eBay Inc.
CONSOLIDATED BALANCE SHEET

	December 31,
	2017	2016
	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$2,120	$1,816
Short-term investments	3,743	5,333
Accounts receivable, net	695	592
Other current assets	1,185	1,134
Total current assets	7,743	8,875
Long-term investments	6,331	3,969
Property and equipment, net	1,597	1,516
Goodwill	4,773	4,501
Intangible assets, net	69	102
Deferred tax assets	5,195	4,608
Other assets	273	276
Total assets	$25,981	$23,847
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$781	$1,451
Accounts payable	330	283
Accrued expenses and other current liabilities	2,134	1,893
Deferred revenue	117	110
Income taxes payable	177	110
Total current liabilities	3,539	3,847
Deferred tax liabilities	3,425	1,453
Long-term debt	9,234	7,509
Other liabilities	1,720	499
Total liabilities	17,918	13,308
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value; 3,580 shares authorized; 1,029 and 1,087 shares outstanding	2	2
Additional paid-in capital	15,293	14,907
Treasury stock at cost, 632 and 557 shares	(21,892)	(19,205)
Retained earnings	13,943	14,959
Accumulated other comprehensive income (loss)	717	(124)
Total stockholders’ equity	8,063	10,539
Total liabilities and stockholders’ equity	$25,981	$23,847

The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2017	2016	2015
	(In millions, except per share amounts)
Net revenues	$9,567	$8,979	$8,592
Cost of net revenues	2,222	2,007	1,771
Gross profit	7,345	6,972	6,821
Operating expenses:
Sales and marketing	2,515	2,368	2,267
Product development	1,224	1,114	923
General and administrative	1,031	900	1,122
Provision for transaction losses	272	231	271
Amortization of acquired intangible assets	38	34	41
Total operating expenses	5,080	4,647	4,624
Income from operations	2,265	2,325	2,197
Interest and other, net	11	1,326	209
Income from continuing operations before income taxes	2,276	3,651	2,406
Income tax benefit (provision)	(3,288)	3,634	(459)
Income (loss) from continuing operations	$(1,012)	$7,285	$1,947
Income (loss) from discontinued operations, net of income taxes	(4)	(19)	(222)
Net income (loss)	$(1,016)	$7,266	$1,725

Income (loss) per share - basic:
Continuing operations	$(0.95)	$6.43	$1.61
Discontinued operations	—	(0.02)	(0.18)
Net income (loss) per share - basic	$(0.95)	$6.41	$1.43

Income (loss) per share - diluted:
Continuing operations	$(0.95)	$6.37	$1.60
Discontinued operations	—	(0.02)	(0.18)
Net income (loss) per share - diluted	$(0.95)	$6.35	$1.42

Weighted average shares:
Basic	1,064	1,133	1,208
Diluted	1,064	1,144	1,220

The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Net income (loss)	$(1,016)	$7,266	$1,725
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustment	978	(185)	(431)
Unrealized gains (losses) on investments, net	(66)	(794)	(187)
Tax benefit (expense) on unrealized gains (losses) on investments, net	23	314	56
Unrealized gains (losses) on hedging activities, net	(111)	18	(65)
Tax benefit (expense) on unrealized gains (losses) on hedging activities, net	17	(3)	(6)
Other comprehensive income (loss), net of tax	841	(650)	(633)
Comprehensive income (loss)	$(175)	$6,616	$1,092

The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Common stock:
Balance, beginning of year	$2	$2	$2
Common stock issued	—	—	—
Common stock repurchased/forfeited	—	—	—
Balance, end of year	2	2	2
Additional paid-in-capital:
Balance, beginning of year	14,907	14,538	13,887
Common stock and stock-based awards issued and assumed	120	102	230
Tax withholdings related to net share settlements of restricted stock awards and units	(219)	(121)	(245)
Stock-based compensation	484	416	576
Stock-based awards tax impact	—	5	90
Other	1	(33)	—
Balance, end of year	15,293	14,907	14,538
Treasury stock at cost:
Balance, beginning of year	(19,205)	(16,203)	(14,054)
Common stock repurchased	(2,687)	(3,002)	(2,149)
Balance, end of year	(21,892)	(19,205)	(16,203)
Retained earnings:
Balance, beginning of year	14,959	7,713	18,900
Net income (loss)	(1,016)	7,266	1,725
Distribution of PayPal	—	(20)	(12,912)
Balance, end of year	13,943	14,959	7,713
Accumulated other comprehensive income (loss):
Balance, beginning of year	(124)	526	1,171
Change in unrealized gains (losses) on investments	(66)	(794)	(187)
Change in unrealized gains (losses) on derivative instruments	(111)	18	(65)
Foreign currency translation adjustment	978	(185)	(431)
Tax benefit (provision) on above items	40	311	50
Distribution of PayPal	—	—	(12)
Balance, end of year	717	(124)	526
Total stockholders’ equity	$8,063	$10,539	$6,576
Number of shares:
Common stock - shares outstanding:
Balance, beginning of year	1,087	1,184	1,224
Common stock issued	24	22	19
Common stock repurchased/forfeited	(82)	(119)	(59)
Balance, end of year	1,029	1,087	1,184

The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Cash flows from operating activities:
Net income (loss)	$(1,016)	$7,266	$1,725
(Income) loss from discontinued operations, net of income taxes	4	19	222
Adjustments:
Provision for transaction losses	272	231	271
Depreciation and amortization	676	682	687
Stock-based compensation	483	416	379
Gain on sale of business	(167)	—	—
Deferred income taxes	1,729	(4,556)	(32)
Loss (gain) on sale of investments and other, net	49	(1,236)	(195)
Excess tax benefits from stock-based compensation	—	(15)	(74)
Changes in assets and liabilities, net of acquisition effects
Accounts receivable	(195)	(48)	(105)
Other current assets	(148)	23	(143)
Other non-current assets	19	94	143
Accounts payable	19	(28)	226
Accrued expenses and other liabilities	206	(130)	(202)
Deferred revenue	6	4	9
Income taxes payable and other tax liabilities	1,209	105	(34)
Net cash provided by continuing operating activities	3,146	2,827	2,877
Net cash provided by (used in) discontinued operating activities	—	(1)	1,156
Net cash provided by operating activities	3,146	2,826	4,033
Cash flows from investing activities:
Purchases of property and equipment	(666)	(626)	(668)
Purchases of investments	(14,599)	(11,212)	(6,744)
Equity investment in Flipkart	(514)	—	—
Maturities and sales of investments	14,520	10,063	6,781
Acquisitions, net of cash acquired	(34)	(212)	(24)
Other	(3)	(21)	(18)
Net cash used in continuing investing activities	(1,296)	(2,008)	(673)
Net cash used in discontinued investing activities	—	—	(2,938)
Net cash used in investing activities	(1,296)	(2,008)	(3,611)
Cash flows from financing activities:
Proceeds from issuance of common stock	120	102	221
Repurchases of common stock	(2,746)	(2,943)	(2,149)
Tax withholdings related to net share settlements of restricted stock awards and units	(219)	(121)	(245)
Proceeds from issuance of long-term debt, net	2,484	2,216	—
Repayment of debt	(1,452)	(20)	(850)
Other	29	22	63
Net cash used in continuing financing activities	(1,784)	(744)	(2,960)
Net cash provided by (used in) discontinued financing activities	—	—	(1,594)
Net cash used in financing activities	(1,784)	(744)	(4,554)
Effect of exchange rate changes on cash and cash equivalents	238	(90)	(364)
Net increase (decrease) in cash and cash equivalents	304	(16)	(4,496)
Cash and cash equivalents at beginning of period	1,816	1,832	6,328
Cash and cash equivalents at end of period	$2,120	$1,816	$1,832

Supplemental cash flow disclosures:
Cash paid for:
Interest	$285	$220	$175
Income taxes	$308	$492	$256
Noncash investing activities:
Sale of business in exchange for ownership interest in Flipkart	$211	$—	$—
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

Certain prior period amounts have been reclassified on our consolidated balance sheet to conform with current year presentation. We have evaluated all subsequent events through the date the consolidated financial statements were issued.

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

Internal use software and platform development costs

Direct costs incurred to develop software for internal use and platform development costs are capitalized and amortized over an estimated useful life of one to five years. During the years ended December 31, 2017 and 2016, we capitalized costs, primarily related to labor and stock-based compensation, of $140 million and $137 million, respectively. Amortization of previously capitalized amounts was $156 million, $149 million and $110 million for 2017, 2016 and 2015, respectively. Costs related to the design or maintenance of internal use software and platform development are expensed as incurred.

Advertising expense

We expense the costs of producing advertisements at the time production occurs and expense the cost of communicating advertisements in the period during which the advertising space or airtime is used, in each case as sales and marketing expense. Internet advertising expenses are recognized based on the terms of the individual agreements, which are generally over the greater of the ratio of the number of impressions delivered over the total number of contracted impressions, on a pay-per-click basis, or on a straight-line basis over the term of the contract. Advertising expense totaled $1.3 billion, $1.2 billion and $1.0 billion for the years ended December 31, 2017, 2016 and 2015, respectively.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based compensation

We have equity incentive plans under which we grant equity awards, including stock options, restricted stock units (“RSUs”), performance-based restricted stock units, and performance share units, to our directors, officers and employees. We primarily issue RSUs. We determine compensation expense associated with RSUs based on the fair value of our common stock on the date of grant. We determine compensation expense associated with stock options based on the estimated grant date fair value method using the Black-Scholes valuation model. We generally recognize compensation expense using a straight-line amortization method over the respective vesting period for awards that are ultimately expected to vest. Accordingly, stock-based compensation expense for 2017, 2016 and 2015 has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures. We recognize a benefit or provision from stock-based compensation in earnings as a component of income tax expense to the extent that an incremental tax benefit or deficiency is realized by following the ordering provisions of the tax law. In addition, we account for the indirect effects of stock-based compensation on the research tax credit and the foreign tax credit through our consolidated statement of income.

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

We have accounted for the tax effects of The Tax Cuts and Jobs Act, enacted on December 22, 2017, on a provisional basis. Our accounting for certain income tax effects is incomplete, but we have determined reasonable estimates for those effects. Our reasonable estimates are included in our financial statements as of December 31, 2017.  We expect to complete our accounting during the one year measurement period from the enactment date.

Cash and cash equivalents

Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less when purchased and are primarily comprised of bank deposits and certificates of deposit.

Allowance for doubtful accounts and authorized credits

We record our allowance for doubtful accounts based upon our assessment of various factors. We consider historical experience, the age of the accounts receivable balances, current economic conditions and other factors that may affect our customers’ ability to pay. The allowance for doubtful accounts and authorized credits was $102 million and $81 million as of December 31, 2017 and 2016, respectively.

Investments

Short-term investments, which may include marketable equity securities, time deposits, certificates of deposit, government bonds and corporate debt securities with original maturities of greater than three months but less than one year when purchased, are classified as available-for-sale and are reported at fair value using the specific

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Goodwill and intangible assets

Goodwill is tested for impairment at a minimum on an annual basis. Goodwill is tested for impairment at the reporting unit level. A qualitative assessment can be performed to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. The fair values of the reporting units are estimated using income and market approaches. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The discounted cash flow method, a form of the income approach, uses expected future operating results and a market participant discount rate. The market approach uses comparable company prices and other relevant information generated by market transactions (either publicly traded entities or merger and acquisitions) to develop pricing metrics to be applied to historical and expected future operating results of our reporting units. Failure to achieve these expected results, changes in the discount rate or market pricing metrics may cause a future impairment of goodwill at the reporting unit. We conducted our annual impairment test of goodwill as of August 31, 2017 and 2016. Additionally, we evaluated impairment based on the significant activities regarding the Distribution and Enterprise divestiture during 2015. See “Note 4 - Discontinued Operations” for further detail. As a result of this test, we determined that no further adjustment to the carrying value of goodwill for any reporting units was required.

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

Impairment of long-lived assets

We evaluate long-lived assets (including intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate. In 2017, 2016 and 2015, no impairment was noted.

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

Concentration of credit risk

Our cash, cash equivalents, accounts receivable and derivative instruments are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. Our accounts receivable are derived from revenue earned from customers. In each of the years ended December 31, 2017, 2016 and 2015, no customer accounted for more than 10% of net revenues. Our derivative instruments expose us to credit risk to the extent that our counterparties may be unable to meet the terms of the agreements.

Recently Adopted Accounting Pronouncements

In 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance to revise certain aspects of stock-based compensation guidance which includes income tax consequences, classification of awards as equity or liabilities, and classification on the statement of cash flows. We adopted the new standard in the first quarter of 2017. Adoption of this standard did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

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

The Company will adopt the standard effective January 1, 2018 using the full retrospective transition method and recast each prior reporting period presented.

Under the new standard, we identified one performance obligation related to the core service offered to sellers in our Marketplace platform and believe additional services mainly to promote or feature listings at the option of sellers are not distinct within the context of the contract. Accordingly, certain fees paid by sellers for these services will be recognized when the single performance obligation is satisfied or when the contract expires resulting, in some cases, in a change in the timing of recognition from current guidance. In addition, we made the policy election to consider delivery of tickets in our StubHub business to be fulfillment activities and consequently, the performance obligation is considered to be satisfied upon payment to sellers. We believe the impact of this policy election will allow an acceleration of revenue recognition for certain users. The total impact resulting from the change in timing of recognition for both the Marketplace and StubHub platforms is expected to be a net decrease in transaction revenue of less than $2 million for fiscal years 2017 and 2016, respectively and increase in deferred revenue of $20 million and $19 million

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as of December 31, 2017 and 2016, respectively.

Revenue recognition related to our marketing services and other revenue derived principally from the sale of advertisements, revenue sharing arrangements, and marketing services fees will substantially remain unchanged partially due to the fact that the principal versus agent considerations under ASU 2016-08 Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) will not materially change how we currently present revenue. Further, we believe certain incentives such as coupons and rewards provided to certain users from which we do not earn revenue within the context of the identified contract of $363 million and $322 million for fiscal year 2017 and 2016, respectively, should be recognized as sales and marketing expense, which historically were recorded as a reduction of revenue under current guidance.

Adoption of this guidance is expected to have the following impact on select financial statement line items for the periods presented (in millions):

	Year Ended December 31, 2017		Year Ended December 31, 2016
	As Reported	As Adjusted	As Reported	As Adjusted
	(In millions, except per share data)
Net revenues	$9,567	$9,926	$8,979	$9,298
Cost of net revenues	$2,222	$2,220	$2,007	$2,005
Sales and marketing	$2,515	$2,878	$2,368	$2,690
Income (loss) from continuing operations	$(1,012)	$(1,013)	$7,285	$7,285
Net income (loss)	$(1,016)	$(1,017)	$7,266	$7,266

Net income (loss) per share - basic	$(0.95)	$(0.95)	$6.41	$6.41

Net income (loss) per share - diluted	$(0.95)	$(0.95)	$6.35	$6.35

In 2016, the FASB issued new guidance related to accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We anticipate that the adoption of the new standard will increase the volatility of our other income (expense), net, as a result of the remeasurement of our equity and cost method investments. The Company will adopt this guidance in the first quarter of 2018 with no material impact on our consolidated financial statements at adoption.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2016, the FASB issued new guidance that clarifies the classification of certain cash receipts and cash payments in the statement of cash flows, including debt prepayment or extinguishment costs, settlement of contingent consideration arising from a business combination, insurance settlement proceeds, and distributions from certain equity method investees. Additionally, the FASB issued new guidance to include restricted cash with cash and cash equivalents when reconciling the beginning-of-the-period and end-of-the-period total amounts shown on the statement of cash flows. The new standards are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We will adopt this guidance in the first quarter of 2018 with no material impact on our consolidated financial statements.

In 2016, the FASB issued new guidance that requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. This removes the exception to postpone recognition until the asset has been sold to an outside party. This standard is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods, with early adoption permitted. It is required to be applied on a modified retrospective basis through a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. We will adopt this guidance in the first quarter of 2018 with no material impact on our consolidated financial statements at adoption.

In 2017, the FASB issued new guidance that narrows the application of when an integrated set of assets and activities is considered a business and provides a framework to assist entities in evaluating whether both an input and a substantive process are present to be considered a business. It is expected that the new guidance will reduce the number of transactions that would need to be further evaluated and accounted for as a business. This standard is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods, with early adoption permitted. We anticipate that the adoption of the new guidance will impact management’s consideration of strategic investments upon adoption in the first quarter of 2018 with no material impact on our consolidated financial statements at adoption.

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

In 2017, the FASB issued new guidance to clarify the scope and application of the sale or transfer of nonfinancial assets to noncustomers, including partial sales and also defines what constitutes an “in substance nonfinancial asset” which can include financial assets. The new guidance eliminates several accounting differences between transactions involving assets and transactions involving businesses. Further, the guidance aligns the accounting for derecognition of a nonfinancial asset with that of a business. This standard is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. We will adopt this guidance in the first quarter of 2018 with no material impact on our consolidated financial statements at adoption.

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

In 2017, the FASB issued new guidance to amend the scope of modification accounting for share-based payment arrangements. The amendments in the update provide guidance on types of changes to the terms or conditions of share-based payment awards would be required to apply modification accounting under ASC 718, Compensation-Stock Compensation. The amendments are effective for annual reporting periods beginning after December 15, 2017 with early adoption permitted. We will adopt this standard in the first quarter of 2018.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2017, the FASB issued new guidance to simplify the application of the hedge accounting guidance in current GAAP and improve the financial reporting of hedging relationships by allowing entities to better align its risk management activities and financial reporting for hedging relationships through changes to both designation and measurement for qualifying hedging relationships and the presentation of hedge results. Further, the new guidance allows more flexibility in the requirements to qualify and maintain hedge accounting. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods with early adoption permitted. We will early adopt this guidance in the first quarter of 2018 with no material impact on our consolidated financial statements at adoption.

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

The following table presents the computation of basic and diluted net income (loss) per share (in millions, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Income (loss) from continuing operations	$(1,012)	$7,285	$1,947
Income (loss) from discontinued operations, net of income taxes	(4)	(19)	(222)
Net income	$(1,016)	$7,266	$1,725
Denominator:
Weighted average shares of common stock - basic	1,064	1,133	1,208
Dilutive effect of equity incentive awards	—	11	12
Weighted average shares of common stock - diluted	1,064	1,144	1,220
Income (loss) per share - basic:
Continuing operations	$(0.95)	$6.43	$1.61
Discontinued operations	—	(0.02)	(0.18)
Net income (loss) per share - basic	$(0.95)	$6.41	$1.43
Income (loss) per share - diluted:
Continuing operations	$(0.95)	$6.37	$1.60
Discontinued operations	—	(0.02)	(0.18)
Net income (loss) per share - diluted	$(0.95)	$6.35	$1.42
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	46	8	2

Note 3 – Business Combinations

Business Combinations

Acquisition activity in 2017 was immaterial. During 2016, we completed six acquisitions – Cargigi Inc., Expertmaker, SalesPredict, Ticketbis, Ticket Utils and Corrigon Ltd. – for an aggregate purchase consideration of approximately $212 million, consisting of cash. We believe these acquisitions will help us build a better user experience, improve discoverability and grow our international presence.

The consolidated financial statements include the operating results of acquired businesses from the date of each acquisition. Pro forma results of operations for these acquisitions have not been presented because the effect of the acquisitions were not material to our financial results.

The aggregate purchase consideration of our 2016 acquisitions was allocated as follows (in millions):

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

In 2015, our Board approved a plan to sell Enterprise. Based on the expected sales proceeds, we recorded a goodwill impairment of $786 million in 2015. On July 16, 2015, we signed a definitive agreement to sell Enterprise for $925 million and on November 2, 2015, the sale closed. We recorded a loss of $35 million upon closing included within income (loss) from discontinued operations, net of income taxes. We classified the results of Enterprise as discontinued operations in our consolidated statement of income. Additionally, the related assets and liabilities were classified as discontinued operations in our consolidated balance sheet.

The financial results of PayPal and Enterprise are presented as income (loss) from discontinued operations, net of income taxes in our consolidated statement of income. The following table presents financial results of PayPal and Enterprise (in millions):

	Year Ended December 31,
	2017	2016	2015 (1)
PayPal income (loss) from discontinued operations, net of income taxes	$(4)	$(10)	$516
Enterprise loss from discontinued operations, net of income taxes	—	(9)	(738)
Income (loss) from discontinued operations, net of income taxes	$(4)	$(19)	$(222)

(1)	Includes PayPal financial results from January 1, 2015 to July 17, 2015 and Enterprise financial results from January 1, 2015 to November 2, 2015.

The following table presents cash flows of PayPal and Enterprise (in millions):

	Year Ended December 31,
	2017	2016	2015 (1)
PayPal net cash provided by (used in) discontinued operating activities	$—	$(1)	$1,252
Enterprise net cash provided by (used in) discontinued operating activities	—	—	(96)
Net cash provided by discontinued operating activities	$—	$(1)	$1,156

PayPal net cash used in discontinued investing activities	$—	$—	$(3,725)
Enterprise net cash provided by (used in) discontinued investing activities	—	—	787
Net cash used in discontinued investing activities	$—	$—	$(2,938)

PayPal net cash provided by (used in) discontinued financing activities (2)	$—	$—	$(1,594)
Enterprise net cash used in discontinued financing activities	—	—	—
Net cash provided by (used in) discontinued financing activities	$—	$—	$(1,594)

(1)	Includes PayPal financial results from January 1, 2015 to July 17, 2015 and Enterprise financial results from January 1, 2015 to November 2, 2015.

(2)	Includes $1.6 billion of PayPal cash and cash equivalents as of July 17, 2015.

PayPal

The following table presents financial results of PayPal (in millions):

	Year Ended December 31,
	2017	2016	2015 (1)
Net revenues	$—	$—	$4,793
Cost of net revenues	—	—	1,918
Gross profit	—	—	2,875
Operating expenses:
Sales and marketing	—	—	534
Product development	—	—	527
General and administrative	—	23	741
Provision for transaction and loan losses	—	—	418
Amortization of acquired intangible assets	—	—	30
Total operating expenses	—	23	2,250
Income (loss) from operations of discontinued operations	—	(23)	625
Interest and other, net	—	—	1
Income (loss) from discontinued operations before income taxes	—	(23)	626
Income tax benefit (provision)	(4)	13	(110)
Income (loss) from discontinued operations, net of income taxes	$(4)	$(10)	$516

(1)	Includes PayPal financial results from January 1, 2015 to July 17, 2015.

Enterprise

The following table presents financial results of Enterprise (in millions):

	Year Ended December 31,
	2017	2016	2015 (1)
Net revenues	$—	$—	$904
Cost of net revenues	—	—	654
Gross profit	—	—	250
Operating expenses:
Sales and marketing	—	—	95
Product development	—	—	91
General and administrative	—	8	118
Provision for transaction losses	—	—	12
Amortization of acquired intangible assets	—	—	70
Goodwill impairment	—	—	786
Total operating expenses	—	8	1,172
Loss from operations of discontinued operations	—	(8)	(922)
Interest and other, net	—	—	1
Pretax loss on disposal of the discontinued operation	—	—	(35)
Loss from discontinued operations before income taxes	—	(8)	(956)
Income tax benefit (provision)	—	(1)	218
Loss from discontinued operations, net of income taxes	$—	$(9)	$(738)

(1)	Includes Enterprise financial results from January 1, 2015 to November 2, 2015.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5 – Goodwill and Intangible Assets

Goodwill

The following table presents goodwill activity for the years ended December 31, 2017 and 2016 (in millions):

	December 31, 2015	Goodwill Acquired	Adjustments	December 31, 2016	Goodwill Acquired	Adjustments	December 31, 2017
Goodwill	$4,451	185	(135)	$4,501	10	262	$4,773

The adjustments to goodwill during the years ended December 31, 2017 and 2016 were primarily due to foreign currency translation. There were no impairments to goodwill in 2017 and 2016.

Intangible Assets

The components of identifiable intangible assets are as follows (in millions, except years):

	December 31, 2017				December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Intangible assets:
Customer lists and user base	$458	$(430)	$28	5	$434	$(393)	$41	5
Marketing-related	607	(587)	20	5	568	(555)	13	5
Developed technologies	273	(258)	15	3	263	(229)	34	3
All other	156	(150)	6	4	154	(140)	14	4
Total	$1,494	$(1,425)	$69		$1,419	$(1,317)	$102

Amortization expense for intangible assets was $64 million, $56 million and $66 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Expected future intangible asset amortization as of December 31, 2017 is as follows (in millions):

Fiscal year:
2018	$45
2019	17
2020	7
2021	—
Thereafter	—
Total	$69

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6 – Segments

We have one operating and reportable segment. Our chief operating decision maker reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. In 2015, we classified the results of Enterprise, formerly our Enterprise segment, and the results of PayPal, formerly our Payments segment, as discontinued operations in our consolidated statement of income. See “Note 4 - Discontinued Operations” for additional information. The following table sets forth the breakdown of net revenues by type for the periods presented (in millions):

	Year Ended December 31,
	2017	2016	2015
Net revenues by type:
Net transaction revenues:
Marketplace	$6,450	$6,107	$6,103
StubHub	1,010	937	725
Total net transaction revenues	7,460	7,044	6,828
Marketing services and other revenues:
Marketplace	1,192	1,137	1,078
Classifieds	897	791	703
StubHub, Corporate and other	18	7	(17)
Total marketing services and other revenues	2,107	1,935	1,764
Total net revenues	$9,567	$8,979	$8,592

The following tables summarize the allocation of net revenues and long-lived tangible assets based on geography (in millions):

	Year Ended December 31,
	2017	2016	2015
Net revenues by geography:
U.S.	$4,091	$3,866	$3,624
United Kingdom	1,359	1,315	1,403
Germany	1,450	1,340	1,310
Rest of world	2,667	2,458	2,255
Total net revenues	$9,567	$8,979	$8,592

	As of December 31,
	2017	2016
Long-lived tangible assets by geography:
U.S.	$1,603	$1,643
International	160	154
Total long-lived tangible assets	$1,763	$1,797

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7 – Investments
The following tables summarize the unrealized gains and losses and estimated fair value of our investments classified as available-for-sale as of December 31, 2017 and 2016 (in millions):

	December 31, 2017
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Restricted cash	$20	$—	$—	$20
Corporate debt securities	3,726	1	(4)	3,723
	$3,746	$1	$(4)	$3,743
Long-term investments:
Corporate debt securities	5,458	12	(24)	5,446
	$5,458	$12	$(24)	$5,446

	December 31, 2016
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Restricted cash	$19	$—	$—	$19
Corporate debt securities	5,203	44	(1)	5,246
Government and agency securities	63	5	—	68
	$5,285	$49	$(1)	$5,333
Long-term investments:
Corporate debt securities	3,848	15	(12)	3,851
	$3,848	$15	$(12)	$3,851

Restricted cash is held primarily in interest bearing accounts for letters of credit primarily related to our global sabbatical program and various lease arrangements. Our fixed-income investments consist of predominantly investment grade corporate debt securities and government and agency securities. The corporate debt and government and agency securities that we invest in are generally deemed to be low risk based on their credit ratings from the major rating agencies.

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

Investment securities in a continuous loss position for greater than 12 months had an estimated fair value $360 million and an immaterial amount of unrealized losses as of December 31, 2017 and an estimated fair value of $123 million and an immaterial amount of unrealized losses as of December 31, 2016. As of December 31, 2017, these securities had a weighted average remaining duration of approximately 12 months. Refer to “Note 17 - Accumulated Other Comprehensive Income” for amounts reclassified to earnings from unrealized gains and losses.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair values of our short-term and long-term investments classified as available-for-sale by date of contractual maturity as of December 31, 2017 are as follows (in millions):

December 31, 2017
One year or less (including restricted cash of $20)	$3,743
One year through two years	2,391
Two years through three years	1,870
Three years through four years	575
Four years through five years	472
Thereafter	138
Total	$9,189

Equity and cost method investments

Our equity and cost method investments are reported in long-term investments on our consolidated balance sheet. As of December 31, 2017 and 2016, our equity and cost method investments totaled $885 million and $118 million, respectively.

In 2017, we made a cost method investment of $50 million. In addition, we received a 5.44% ownership interest in Flipkart in exchange for our eBay India business and a $500 million cash investment, resulting in a cost method investment of $725 million. The gain on disposal of our eBay India business of $167 million was recorded in interest and other, net on our consolidated statement of income.

In 2017, we recorded a $61 million impairment charge to write-down our cost method investment in Jasper Infotech Private Limited (“Snapdeal”).  The investment was measured at fair value due to events and circumstances that we identified as having significant impact on its fair value. The fair value measurement of the impaired investment was measured using significant unobservable inputs. The impairment charge, representing the difference between the net book value and the fair value, was recorded to interest and other, net. In 2016, we sold a portion of our equity interest in Snapdeal. The resulting gain was recorded in interest and other, net on our consolidated statement of income.

Note 8 – Fair Value Measurement of Assets and Liabilities

The following tables present our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016 (in millions):

	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash and cash equivalents	$2,120	$2,120	$—
Short-term investments:
Restricted cash	20	20	—
Corporate debt securities	3,723	—	3,723
Total short-term investments	3,743	20	3,723
Derivatives	28	—	28
Long-term investments:
Corporate debt securities	5,446	—	5,446
Total long-term investments	5,446	—	5,446
Total financial assets	$11,337	$2,140	$9,197

Liabilities:
Derivatives	$29	$—	$29

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash and cash equivalents	$1,816	$1,816	$—
Short-term investments:
Restricted cash	19	19	—
Corporate debt securities	5,246	—	5,246
Government and agency securities	68	—	68
Total short-term investments	5,333	19	5,314
Derivatives	154	—	154
Long-term investments:
Corporate debt securities	3,851	—	3,851
Total long-term investments	3,851	—	3,851
Total financial assets	$11,154	$1,835	$9,319

Liabilities:
Derivatives	$48	$—	$48

Our financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. The majority of our derivative instruments are valued using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as equity prices, interest rate yield curves, option volatility and currency rates. We did not have any transfers of financial instruments between valuation levels during 2017 or 2016.

Other financial instruments, including accounts receivable and accounts payable are carried at cost, which approximates their fair value because of the short-term nature of these instruments.

Note 9 – Derivative Instruments

Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates and interest rates. These hedging contracts reduce, but do not entirely eliminate, the impact of adverse foreign exchange rate and interest rate movements. We do not use any of our derivative instruments for trading purposes.

We use foreign currency exchange contracts to reduce the volatility of cash flows related to forecasted revenues, expenses, assets and liabilities denominated in foreign currencies. These contracts are generally one month to one year in duration, but with maturities up to 18 months. The objective of the foreign exchange contracts is to better ensure that ultimately the U.S. dollar-equivalent cash flows are not adversely affected by changes in the applicable U.S. dollar/foreign currency exchange rate. We evaluate the effectiveness of our foreign exchange contracts on a quarterly basis.

We use interest rate swaps to manage interest rate risk on our fixed rate notes issued in July 2014 and maturing in 2019, 2021 and 2024. These interest rate swaps had the economic effect of modifying the fixed interest obligations associated with $2.4 billion of these notes so that the interest payable on these senior notes effectively became variable based on London InterBank Offered Rate (“LIBOR”) plus a spread. The duration of these interest rate contracts matches the duration of the fixed rate notes due 2019, 2021 and 2024.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash Flow Hedges

For derivative instruments that are designated as cash flow hedges, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (“AOCI”) and subsequently reclassified into earnings in the same period the forecasted transaction affects earnings. The ineffective portion of the unrealized gains and losses on these contracts, if any, is recorded immediately in earnings. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Unrealized gains and losses in AOCI associated with such derivative instruments are immediately reclassified into earnings. As of December 31, 2017, we have estimated that approximately $53 million of net derivative loss related to our cash flow hedges included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

The amounts recognized in earnings related to the ineffective portion of our derivative instruments designated as cash flow hedges were not material in 2017 and 2016. We did not exclude any component of the changes in fair value of the derivative instruments from the assessment of hedge effectiveness.

Fair Value Hedges

We have designated the interest rate swaps used to manage interest rate risk on our fixed rate notes issued in July 2014 and maturing in 2019, 2021 and 2024 as qualifying hedging instruments and are accounting for them as fair value hedges. These transactions are designated as fair value hedges for financial accounting purposes because they protect us against changes in the fair value of certain of our fixed rate borrowings due to benchmark interest rate movements. Changes in the fair values of these interest rate swap agreements are recognized in other assets or other liabilities with a corresponding increase or decrease in long-term debt. Each quarter we pay interest based on LIBOR plus a spread to the counterparty and on a semi-annual basis receive interest from the counterparty per the fixed rate of these senior notes. The net amount is recognized as interest expense in interest and other, net.

Non-Designated Hedges

Our derivatives not designated as hedging instruments consist of foreign currency forward contracts that we primarily use to hedge monetary assets or liabilities, including intercompany balances denominated in non-functional currencies. The gains and losses on our derivatives not designated as hedging instruments are recorded in interest and other, net, partially offset by the foreign currency gains and losses on the related assets and liabilities that are also recorded in interest and other, net.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Derivative Contracts

The fair values of our outstanding derivative instruments as of December 31, 2017 and 2016 were as follows (in millions):

	Balance Sheet Location	December 31, 2017	December 31, 2016
Derivative Assets:
Foreign exchange contracts designated as cash flow hedges	Other Current Assets	$16	$67
Foreign exchange contracts not designated as hedging instruments	Other Current Assets	10	64
Interest rate contracts designated as fair value hedges	Other Assets	2	23
Total derivative assets		$28	$154

Derivative Liabilities:
Foreign exchange contracts designated as cash flow hedges	Other Current Liabilities	$18	$3
Foreign exchange contracts not designated as hedging instruments	Other Current Liabilities	11	45
Total derivative liabilities		$29	$48

Total fair value of derivative instruments		$(1)	$106

Under the master netting agreements with the respective counterparties to our derivative contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis on our consolidated balance sheet. As of December 31, 2017, the potential effect of rights of set-off associated with the foreign exchange contracts would be an offset to both assets and liabilities by $21 million, resulting in net derivative assets of $5 million and net derivative liabilities of $8 million.

Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following tables present the activity of derivative contracts that qualify for hedge accounting as of December 31, 2017 and 2016, and the impact of these derivative contracts on AOCI for the years ended December 31, 2017 and 2016 (in millions):

	December 31, 2016	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)	Amount of Gain (Loss) Reclassified From AOCI to Earnings (Effective Portion)	December 31, 2017
Foreign exchange contracts designated as cash flow hedges	$54	(104)	7	$(57)

	December 31, 2015	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)	Amount of Gain (Loss) Reclassified From AOCI to Earnings (Effective Portion) (1)	December 31, 2016
Foreign exchange contracts designated as cash flow hedges	$36	126	108	$54

(1)
In 2016, we reclassified $16 million in gains into earnings as a result of the discontinuance of certain cash flow hedges because it was probable the forecasted transaction would not occur by the end of the originally specified time period.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effect of Derivative Contracts on Consolidated Statement of Income

The following table provides a summary of the total gain (loss) recognized in the consolidated statement of income from our foreign exchange derivative contracts by location (in millions):

	Year Ended December 31,
	2017	2016	2015
Foreign exchange contracts designated as cash flow hedges recognized in net revenues	$(28)	$—	$—
Foreign exchange contracts designated as cash flow hedges recognized in cost of net revenues and operating expenses	11	7	71
Foreign exchange contracts designated as cash flow hedges recognized in interest and other, net	24	101	—
Foreign exchange contracts not designated as hedging instruments recognized in interest and other, net	(16)	11	(1)
Total	$(9)	$119	$70

The following table provides a summary of the total gain (loss) recognized in the consolidated statement of income from our interest rate derivative contracts by location (in millions):

	Year Ended December 31,
	2017	2016	2015
Gain (loss) from interest rate contracts designated as fair value hedges recognized in interest and other, net	$(21)	$(18)	$19
Gain (loss) from hedged items attributable to hedged risk recognized in interest and other, net	21	18	(19)
Total	$—	$—	$—

Notional Amounts of Derivative Contracts

Derivative transactions are measured in terms of the notional amount, but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. The notional amount is generally not exchanged, but is used only as the basis on which the value of foreign exchange payments under these contracts are determined. The following table provides the notional amounts of our outstanding derivatives as of December 31, 2017 and 2016, (in millions):

	December 31,
	2017	2016
Foreign exchange contracts designated as cash flow hedges	$1,990	$1,200
Foreign exchange contracts not designated as hedging instruments	2,349	2,993
Interest rate contracts designated as fair value hedges	2,400	2,400
Total	$6,739	$6,593

Credit Risk

Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the arrangement. We seek to mitigate such risk by limiting our counterparties to, and by spreading the risk across, major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis. To further limit credit risk, we also enter into collateral security arrangements related to certain interest rate derivative instruments whereby collateral is posted between counterparties if the fair value of the derivative instrument exceeds certain thresholds. Additional collateral would be required in the event of a significant credit downgrade by either party. We are not required to pledge, nor are we entitled to receive, collateral related to our foreign exchange derivative transactions. As of December 31, 2017, we had neither pledged nor received collateral related to our interest rate derivative transactions.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10 – Balance Sheet Components

Other Current Assets

	December 31,
	2017	2016
	(In millions)
Customer accounts and funds receivable	$662	$590
Other	$523	$544
Other current assets	$1,185	$1,134

Property and Equipment, Net

	December 31,
	2017	2016
	(In millions)
Computer equipment and software	$4,609	$4,214
Land and buildings, including building improvements	620	619
Leasehold improvements	370	334
Furniture and fixtures	169	157
Construction in progress and other	239	160
Property and equipment, gross	6,007	5,484
Accumulated depreciation	(4,410)	(3,968)
Property and equipment, net	$1,597	$1,516

Total depreciation expense on our property and equipment for the years ended December 31, 2017, 2016 and 2015 totaled $612 million, $605 million and $614 million, respectively.

Accrued Expenses and Other Current Liabilities

	December 31,
	2017	2016
	(In millions)
Customer accounts and funds payable	$629	$524
Compensation and related benefits	469	430
Advertising accruals	236	184
Other	800	755
Accrued expenses and other current liabilities	$2,134	$1,893

Note 11 – Debt
The following table summarizes the carrying value of our outstanding debt (in millions, except percentages):

	Coupon	As of	Effective	As of	Effective
	Rate	December 31, 2017	Interest Rate	December 31, 2016	Interest Rate
Long-Term Debt
Floating Rate Notes:
Senior notes due 2017	LIBOR plus 0.20%	$—		$450	1.223%
Senior notes due 2019	LIBOR plus 0.48%	400	1.955%	400	1.460%
Senior notes due 2023	LIBOR plus 0.87%	400	2.349%

Fixed Rate Notes:
Senior notes due 2017	1.350%	—		1,000	1.456%
Senior notes due 2018	2.500%	750	2.775%	750	2.775%
Senior notes due 2019	2.200%	1,150	2.346%	1,150	2.346%
Senior notes due 2020	3.250%	500	3.389%	500	3.389%
Senior notes due 2020	2.150%	500	2.344%
Senior notes due 2021	2.875%	750	2.993%	750	2.993%
Senior notes due 2022	3.800%	750	3.989%	750	3.989%
Senior notes due 2022	2.600%	1,000	2.678%	1,000	2.678%
Senior notes due 2023	2.750%	750	2.866%
Senior notes due 2024	3.450%	750	3.531%	750	3.531%
Senior notes due 2027	3.600%	850	3.689%
Senior notes due 2042	4.000%	750	4.114%	750	4.114%
Senior notes due 2056	6.000%	750	6.547%	750	6.547%
Total senior notes		10,050		9,000
Hedge accounting fair value adjustments		2		23
Unamortized discount and debt issuance costs		(68)		(64)
Less: Current portion of long-term debt		(750)		(1,450)
Total long-term debt		9,234		7,509

Short-Term Debt
Current portion of long-term debt		750		1,450
Unamortized discount and debt issuance costs		—		(1)
Other indebtedness		31		2
Total short-term debt		781		1,451
Total Debt		$10,015		$8,960

Senior Notes

In 2017, we issued senior unsecured notes, or senior notes, in an aggregate principal amount of $2.5 billion. The issuance consisted of $400 million of floating rate notes due 2023, $500 million of 2.150% fixed rate notes due 2020, $750 million of 2.750% fixed rate notes due 2023 and $850 million of 3.600% fixed rate notes due 2027. In addition, $1.0 billion of 1.350% fixed rate notes due 2017 and $450 million of floating rate notes due 2017 matured and were repaid in 2017.

In 2016, we issued senior unsecured notes, or senior notes, in an aggregate principal amount of $2.3 billion. The issuance consisted of $750 million aggregate principal amount of 2.500% fixed rate notes due 2018, $750 million aggregate principal amount of 3.800% fixed rate notes due 2022 and $750 million aggregate principal amount of 6.000% fixed rate notes due 2056.

None of the floating rate notes are redeemable prior to maturity. On and after March 1, 2021, we may redeem some or all of the 6.000% fixed rate notes due 2056 at any time and from time to time prior to their maturity at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest. We may redeem some or all of the other fixed rate notes of each series at any time and from time to time prior to their maturity, generally at a make-whole redemption price, plus accrued and unpaid interest.

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

The effective interest rates for our senior notes include the interest payable, the amortization of debt issuance costs and the amortization of any original issue discount on these senior notes. Interest on these senior notes is payable either quarterly or semiannually. Interest expense associated with these senior notes, including amortization of debt issuance costs, during the years ended December 31, 2017, 2016 and 2015 was approximately $307 million, $254 million and $178 million, respectively. As of December 31, 2017 and 2016, the estimated fair value of these senior notes, using Level 2 inputs, was approximately $10.1 billion and $8.9 billion, respectively.

Commercial Paper

We have an up to $1.5 billion commercial paper program pursuant to which we may issue commercial paper notes with maturities of up to 397 days from the date of issue in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time outstanding. As of December 31, 2017, there were no commercial paper notes outstanding.

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

As of December 31, 2017, no borrowings were outstanding under our $2 billion credit agreement. However, as described above, we have an up to $1.5 billion commercial paper program and therefore maintain $1.5 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due. As a result, $500 million of borrowing capacity was available as of December 31, 2017 for other purposes permitted by the credit agreement.

Loans under the credit agreement bear interest at either (i) LIBOR plus a margin (based on our public debt credit ratings) ranging from 0.875 percent to 1.5 percent or (ii) a formula based on the agent bank’s prime rate, the federal funds effective rate plus 0.5 percent or LIBOR plus 1.0 percent, plus a margin (based on our public debt credit ratings) ranging from zero percent to 0.5 percent. The credit agreement will terminate and all amounts owing thereunder will be due and payable on November 9, 2020, unless (a) the commitments are terminated earlier, either at our request or, if an event of default occurs, by the lenders (or automatically in the case of certain bankruptcy-related events of default), or (b) the maturity date is extended upon our request, subject to the agreement of the lenders. The credit agreement includes customary representations, warranties, affirmative and negative covenants, including financial covenants, events of default and indemnification provisions in favor of the banks. The negative covenants include restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case, subject to certain exceptions. The financial covenants require us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio. The events of default include the occurrence of a change of control (as defined in the credit agreement) with respect to us.

We were in compliance with all covenants in our outstanding debt instruments for the period ended December 31, 2017.

Future Maturities

Expected future principal maturities as of December 31, 2017 are as follows (in millions):

Fiscal Years:
2018	$750
2019	1,550
2020	1,000
2021	750
2022	1,750
Thereafter	4,250
Total future maturities	$10,050

Note 12 – Commitments and Contingencies

Commitments

Lease Arrangements

We have lease obligations under certain non-cancelable operating leases. Future minimum rental payments under our non-cancelable operating leases as of December 31, 2017 are as follows (in millions):

Leases
2018	$68
2019	73
2020	62
2021	36
2022	25
Thereafter	47
Total minimum lease payments	$311

Rent expense for the years ended December 31, 2017, 2016 and 2015 totaled $105 million, $84 million and $79 million, respectively.

Off-Balance Sheet Arrangements

As of December 31, 2017, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under the arrangement. As of December 31, 2017, we had a total of $1.9 billion in cash withdrawals offsetting our $2.1 billion in Aggregate Cash Deposits held within the financial institution under the cash pooling arrangement.

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

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable were not material for the twelve months ended December 31, 2017. Except as otherwise noted for the proceedings described in this Note 12, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to significant uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material.

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

From time to time, we are involved in other disputes or regulatory inquiries that arise in the ordinary course of business, including suits by our users (individually or as class actions) alleging, among other things, improper disclosure of our prices, rules or policies, that our practices, prices, rules, policies or customer/user agreements violate applicable

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

law or that we have acted unfairly and/or not acted in conformity with such prices, rules, policies or agreements. Further, the number and significance of these disputes and inquiries are increasing as the political and regulatory landscape changes and, as we have grown larger, our businesses have expanded in scope (both in terms of the range of products and services that we offer and our geographical operations) and our products and services have increased in complexity. Any claims or regulatory actions against us, whether meritorious or not, could be time consuming, result in costly litigation, damage awards (including statutory damages for certain causes of action in certain jurisdictions), injunctive relief or increased costs of doing business through adverse judgment or settlement, require us to change our business practices in expensive ways, require significant amounts of management time, result in the diversion of significant operational resources or otherwise harm our business.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13 – Stockholders’ Equity

Preferred Stock

We are authorized, subject to limitations prescribed by Delaware law, to issue preferred stock in one or more series; to establish the number of shares included within each series; to fix the rights, preferences and privileges of the shares of each wholly unissued series and any related qualifications, limitations or restrictions; and to increase or decrease the number of shares of any series (but not below the number of shares of a series then outstanding) without any further vote or action by our stockholders. As of December 31, 2017 and 2016, there were 10 million shares of $0.001 par value preferred stock authorized for issuance, and no shares issued or outstanding.

Common Stock

Our Amended and Restated Certificate of Incorporation authorizes us to issue 3.6 billion shares of common stock.

Stock Repurchase Programs

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

In July 2016, our Board authorized a $2.5 billion stock repurchase program and in July 2017 our Board authorized an additional $3.0 billion stock repurchase program. These stock repurchase programs have no expiration from the date of authorization. The stock repurchase activity under our stock repurchase programs during 2017 was as follows (in millions, except per share amounts):

	Shares Repurchased (1)	Average Price per Share (2)	Value of Shares Repurchased (2)	Remaining Amount Authorized
Balance as of January 1, 2017				$1,336
Authorization of additional plan in July 2017				3,000
Repurchase of shares of common stock	75	$35.61	$2,685	(2,685)
Balance as of December 31, 2017				$1,651

(1)	These repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. No repurchased shares of common stock have been retired.

(2)	Excludes broker commissions.

In January 2018, our board of directors authorized an additional $6.0 billion stock repurchase program, with no expiration from the date of authorization.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14 – Employee Benefit Plans

Equity Incentive Plans

We have equity incentive plans under which we grant equity awards, including stock options, restricted stock units (“RSUs”), performance-based restricted stock units (“PBRSUs”), stock payment awards and performance share units, to our directors, officers and employees. As of December 31, 2017, 755 million shares were authorized under our equity incentive plans and 76 million shares were available for future grant.

Stock options granted under these plans generally vest 12.5% six months from the date of grant (or 25% one year from the date of grant for grants to new employees) with the remainder vesting at a rate of 2.08% per month thereafter, and generally expire seven to ten years from the date of grant. RSU awards granted to eligible employees under our equity incentive plans generally vest in annual or quarterly installments over a period of three to five years, are subject to the employees’ continuing service to us and do not have an expiration date.

In 2017, 2016 and 2015, certain executives were eligible to receive PBRSU. PBRSU awards are subject to performance and time-based vesting requirements. The target number of shares subject to the PBRSU award are adjusted based on our business performance measured against the performance goals approved by the Compensation Committee at the beginning of the performance period. Generally, if the performance criteria is satisfied, one-half of the award vests in March following the end of the performance period and the other half of the award vests in March of the following year.

Deferred Stock Units

Prior to December 31, 2016, we granted deferred stock units to each non-employee director (other than Mr. Omidyar) at the time of our annual meeting of stockholders and to new non-employee directors upon their election to the Board. Each deferred stock unit award granted to a new non-employee director upon election to the Board vests 25% one year from the date of grant, and at a rate of 2.08% per month thereafter. In addition, directors were permitted to elect to receive, in lieu of annual retainer and committee chair fees and at the time these fees would otherwise be payable, fully vested deferred stock units with an initial value equal to the amount based on the fair market value of common stock at the date of grant. Following termination of a non-employee director’s service on the Board of Directors, deferred stock units granted prior to August 1, 2013 are payable in stock or cash (at our election), while deferred stock units granted on or after August 1, 2013 are payable solely in stock. As of December 31, 2017, there were approximately 259,632 deferred stock units outstanding, which are included in our restricted stock unit activity below. As of December 31, 2016, we no longer grant deferred stock units.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (“ESPP”) for all eligible employees. Under the plan, shares of our common stock may be purchased over an offering period with a maximum duration of two years at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last day of the six-month purchase period. Employees may purchase shares having a value not exceeding 10% of their eligible compensation during an offering period. During 2017, 2016, and 2015, employees purchased approximately 4 million, 4 million and 4 million shares under this plan at average prices of $22.32, $18.97 and $30.83 per share, respectively. As of December 31, 2017, approximately 16 million shares of common stock were reserved for future issuance.

Stock Option Activity

No stock options were granted in 2017 and an immaterial amount of stock options were granted during 2016 and 2015. The weighted average grant-date fair value of options granted during 2016 and 2015 was $5.40 and $6.84, respectively.

During 2017, 2016 and 2015, the aggregate intrinsic value of options exercised under our equity incentive plans was $26 million, $16 million and $130 million, respectively, determined as of the date of option exercise. As of December 31, 2017, we had options to purchase 3 million shares of our common stock outstanding and in-the-money.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Unit Activity

The following table presents RSU activity (including PBRSUs that have been earned) under our equity incentive plans as of and for the year ended December 31, 2017 (in millions except per share amounts):

	Units	Weighted Average Grant-Date Fair Value (per share)
Outstanding as of January 1, 2017	44	$24.00
Awarded and assumed	23	$33.97
Vested	(18)	$25.28
Forfeited	(7)	$26.16
Outstanding as of December 31, 2017	42	$28.54
Expected to vest as of December 31, 2017	35

During 2017, 2016 and 2015, the aggregate intrinsic value of RSUs vested under our equity incentive plans was $635 million, $418 million and $697 million, respectively.

Stock-Based Compensation Expense

The following table presents stock-based compensation expense for the years ended December 31, 2017, 2016 and 2015 (in millions):

	Year Ended December 31,
	2017	2016	2015
Cost of net revenues	$53	$34	$38
Sales and marketing	94	95	94
Product development	178	158	108
General and administrative	158	129	139
Total stock-based compensation expense	$483	$416	$379
Capitalized in product development	$14	$13	$13

As of December 31, 2017, there was approximately $831 million of unearned stock-based compensation that will be expensed from 2018 through 2021. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel all or a portion of the remaining unearned stock-based compensation expense. Future unearned stock-based compensation will increase to the extent we grant additional equity awards, change the mix of grants between stock options and restricted stock units or assume unvested equity awards in connection with acquisitions.

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

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Savings Plans

We have a defined contribution plan, which is qualified under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 50% of their eligible compensation, but not more than statutory limits. In 2017, 2016 and 2015, we contributed one dollar for each dollar a participant contributed, with a maximum contribution of 4% of each employee’s eligible compensation, subject to a maximum employer contribution of $10,800, $10,600 and $10,600 per employee for each period, respectively. Our non-U.S. employees are covered by various other savings plans. Total expense for these plans was $57 million, $49 million and $51 million in 2017, 2016 and 2015, respectively.

Note 15 – Income Taxes

The components of pretax income for the years ended December 31, 2017, 2016 and 2015 are as follows (in millions):

	Year Ended December 31,
	2017	2016	2015
United States	$418	$1,529	$396
International	1,858	2,122	2,010
	$2,276	$3,651	$2,406

The provision (benefit) for income taxes is comprised of the following (in millions):

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$1,426	$689	$363
State and local	(17)	55	22
Foreign	150	178	106
	$1,559	$922	$491
Deferred:
Federal	$1,788	$77	$(53)
State and local	4	—	(2)
Foreign	(63)	(4,633)	23
	1,729	(4,556)	(32)
	$3,288	$(3,634)	$459

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate of 35% for 2017, 2016 and 2015 to income before income taxes (in millions):

	Year Ended December 31,
	2017	2016	2015
Provision at statutory rate	$797	$1,278	$843
Foreign income taxed at different rates	(217)	(451)	(549)
Other taxes on foreign operation	330	105	150
Stock-based compensation	(33)	24	23
State taxes, net of federal benefit	(13)	55	20
Research and other tax credits	(35)	(16)	(27)
Tax basis step-up resulting from realignment	(695)	(4,621)	—
U.S. tax reform	3,142	—	—
Other	12	(8)	(1)
	$3,288	$(3,634)	$459

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to be reversed. Significant deferred tax assets and liabilities consist of the following (in millions):

	As of December 31,
	2017	2016
Deferred tax assets:
Net operating loss, capital loss and credits	$86	$78
Accruals and allowances	129	222
Stock-based compensation	40	65
Amortizable tax basis in intangibles	5,164	4,621
Net deferred tax assets	5,419	4,986
Valuation allowance	(19)	(37)
	$5,400	$4,949
Deferred tax liabilities:
Unremitted foreign earnings	$(3,514)	$(1,578)
Acquisition-related intangibles	(24)	(29)
Depreciation and amortization	(89)	(158)
Available-for-sale securities	(4)	(29)
	(3,631)	(1,794)
	$1,769	$3,155

As of December 31, 2017, our federal, state and foreign net operating loss carryforwards for income tax purposes were approximately $15 million, $58 million and $106 million, respectively. The federal and state net operating loss carryforwards are subject to various limitations under Section 382 of the Internal Revenue Code and applicable state tax laws. If not utilized, the federal and state net operating loss carryforwards will both begin to expire in 2018. The carryforward periods on our foreign net operating loss carryforwards are as follows: $32 million do not expire, $16 million are subject to valuation allowance and begin to expire in 2019, and $58 million are not subject to valuation allowance but will begin to expire in 2024. As of December 31, 2017, state tax credit carryforwards for income tax purposes were approximately $106 million. Most of the state tax credits carry forward indefinitely.

As of December 31, 2017 and 2016, we maintained a valuation allowance with respect to certain of our deferred tax assets relating primarily to operating losses in certain non-U.S. jurisdictions that we believe are not likely to be realized.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act” or “U.S. tax reform”) was enacted. U.S. tax reform, among other things, reduces the U.S. federal income tax rate to 21% from 35% in 2018, institutes a dividends received deduction for foreign earnings with a related tax for the deemed repatriation of unremitted foreign earnings and creates a new U.S. minimum tax on earnings of foreign subsidiaries. We have not completed our accounting for the effects of the Act; however, we have made a reasonable estimate of those effects. Accordingly, we have recognized a provisional income tax charge of $3.1 billion, which is included as a component of the income tax provision on our consolidated statement of income.

Included in the provisional amount is $1.4 billion for the income tax on the deemed repatriation of unremitted foreign earnings. We have computed the amount based on information available to us; however, there is still uncertainty as to the application of the Act, in particular as it relates to state income taxes. Further, we have not yet completed our analysis of the components of the computation, including the amount of our foreign earnings subject to U.S. income tax, and the portion of our foreign earnings held in cash or other specified assets. We will elect to pay the liability for the deemed repatriation of foreign earnings in installments, as specified by the Act. Accordingly, as of December 31, 2017, $1.2 billion of our liability for deemed repatriation of foreign earnings was included in other liabilities on our consolidated balance sheet.

The remaining provisional amount of $1.7 billion is for the deferred income tax effects of the Act on our U.S. and foreign subsidiaries, primarily the impact of the new U.S. minimum tax on earnings of foreign subsidiaries, partially

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

offset by the reversal of our existing deferred tax liability associated with repatriation of unremitted foreign earnings. In addition, the provisional amount includes the remeasurement of certain U.S. deferred tax assets and liabilities, foreign withholding taxes and other outside basis differences. We have computed the amount based on information available to us, including our expectation that existing foreign basis differences will affect the amount of U.S. minimum tax upon reversal; however, there is still uncertainty as to the application of the Act. We have not yet completed our analysis of the components of the tax computation, including a complete reconciliation of the book and tax bases in our foreign subsidiaries. As we complete our analysis of U.S. tax reform in 2018, we may make adjustments to the provisional amounts, which may materially impact our provision for income taxes from continuing operations in the period in which the adjustments are made.

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

While we experienced a higher tax rate, the realignment allows us to achieve certain foreign cash tax benefits due to the step-up in tax basis achieved in certain foreign jurisdictions. We expect these cash tax benefits to remain consistent, subject to the performance of our foreign platforms, for a period in excess of 10 years. The realignment is expected to extend into 2018 and primarily impact our international entities. However, U.S. tax reform and the new U.S. minimum tax on foreign earnings will reduce our expected consolidated cash tax benefits.

The following table reflects changes in unrecognized tax benefits for the years ended December 31, 2017, 2016 and 2015 (in millions):

	2017	2016	2015
Gross amounts of unrecognized tax benefits as of the beginning of the period	$458	$440	$367
Increases related to prior period tax positions	37	24	36
Decreases related to prior period tax positions	(28)	(20)	(8)
Increases related to current period tax positions	58	47	51
Settlements	(38)	(33)	(6)
Gross amounts of unrecognized tax benefits as of the end of the period	$487	$458	$440

Included within our gross amounts of unrecognized tax benefits of $487 million as of December 31, 2017 is $100 million of unrecognized tax benefits indemnified by PayPal. If the remaining balance of unrecognized tax benefits were realized in a future period, it would result in a tax benefit of $420 million. Of this amount, approximately $95 million of unrecognized tax benefit is indemnified by PayPal and a corresponding receivable would be reduced upon a future realization. As of December 31, 2017, our liabilities for unrecognized tax benefits were included in other liabilities on our consolidated balance sheet.

We recognize interest and/or penalties related to uncertain tax positions in income tax expense. In 2017, $3 million was included in tax expense for interest and penalties. The amount of interest and penalties accrued as of December 31, 2017 and 2016 was approximately $43 million and $54 million, respectively.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We are subject to both direct and indirect taxation in the U.S. and various states and foreign jurisdictions. We are under examination by certain tax authorities for the 2008 to 2013 tax years. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these or other examinations. The material jurisdictions where we are subject to potential examination by tax authorities for tax years after 2007 include, among others, the U.S. (Federal and California), Germany, Korea, Israel, Switzerland, United Kingdom and Canada.

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

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion invalidating the regulations relating to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was issued by the Tax Court in December 2015. The IRS is appealing the decision and filed its arguments opposing the Tax Court decision in June 2016. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits or obligations, and the risk of the Tax Court’s decision being overturned upon appeal, we have not recorded any benefit or expense as of December 31, 2017. We will continue to monitor ongoing developments and potential impacts to our consolidated financial statements.

Note 16 – Interest and Other, Net

The components of interest and other, net for the years ended December 31, 2017, 2016 and 2015 are as follows (in millions):

	Year Ended December 31,
	2017	2016	2015
Interest income	$177	$125	$97
Interest expense	(292)	(225)	(144)
Gains on investments and sale of business (1)	115	1,343	268
Other	11	83	(12)
Total interest and other, net	$11	$1,326	$209

(1)
Gains on investments and sale of business include a $167 million gain on disposal of our eBay India business in 2017 and $1.3 billion of pre-tax gains recognized from the sale of our equity holdings of MercadoLibre, Inc. in 2016.

Note 17 – Accumulated Other Comprehensive Income

The following tables summarize the changes in accumulated balances of other comprehensive income for the years ended December 31, 2017 and 2016 (in millions):

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2016	$54	$51	$(230)	$1	$(124)
Other comprehensive income (loss) before reclassifications	(104)	(59)	978	40	855
Less: Amount of gain (loss) reclassified from AOCI	7	7	—	—	14
Net current period other comprehensive income (loss)	(111)	(66)	978	40	841
Balance as of December 31, 2017	$(57)	$(15)	$748	$41	$717

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2015	$36	$845	$(45)	$(310)	$526
Other comprehensive income before reclassifications	126	505	(185)	(170)	276
Less: Amount of gain (loss) reclassified from AOCI	108	1,299	—	(481)	926
Net current period other comprehensive income	18	(794)	(185)	311	(650)
Balance as of December 31, 2016	$54	$51	$(230)	$1	$(124)

The following table presents reclassifications out of AOCI for the years ended December 31, 2017 and 2016 (in millions):

Details about AOCI Components	Affected Line Item in the Statement of Income	Amount of Gain (Loss) Reclassified from AOCI
		2017	2016
Gains (losses) on cash flow hedges - foreign exchange contracts	Net Revenues	$(28)	$—
	Cost of net revenues	3	4
	Sales and marketing	1	—
	Product development	5	2
	General and administrative	2	1
	Interest and other, net	24	101
	Total, from continuing operations before income taxes	7	108
	Income tax provision	—	—
	Total, from continuing operations net of income taxes	7	108
	Total, from discontinued operations net of income taxes	—	—
	Total, net of income taxes	7	108

Unrealized gains (losses) on investments	Interest and other, net	7	1,299
	Total, before income taxes	7	1,299
	Income tax provision	—	(481)
	Total, net of income taxes	7	818

Total reclassifications for the period	Total, net of income taxes	$14	$926

Supplementary Data — Quarterly Financial Data — Unaudited
The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters in the two year period ended December 31, 2017. This quarterly information has been prepared on the same basis as the Consolidated Financial Statements and includes all adjustments necessary to state fairly the information for the periods presented.
Quarterly Financial Data
(Unaudited, in millions, except per share amounts)

	Quarter Ended
	March 31	June 30	September 30	December 31
2017
Net revenues	$2,217	$2,328	$2,409	$2,613
Gross profit	$1,702	$1,767	$1,853	$2,023
Income from continuing operations	$1,035	$27	$523	$(2,597)
Income (loss) from discontinued operations, net of income taxes	—	—	—	(4)
Net income (loss)	$1,035	$27	$523	$(2,601)
Income (loss) per share - basic:
Continuing operations	$0.96	$0.03	$0.49	$(2.51)
Discontinued operations	—	—	—	—
Net income (loss) per share - basic	$0.96	$0.03	$0.49	$(2.51)
Income (loss) per share - diluted:
Continuing operations	$0.94	$0.02	$0.48	$(2.51)
Discontinued operations	—	—	—	—
Net income (loss) per share - diluted	$0.94	$0.02	$0.48	$(2.51)
Weighted-average shares:
Basic	1,083	1,076	1,062	1,035
Diluted	1,102	1,091	1,078	1,035

	Quarter Ended
	March 31	June 30	September 30	December 31
2016
Net revenues	$2,137	$2,230	$2,217	$2,395
Gross profit	$1,660	$1,737	$1,719	$1,856
Income (loss) from continuing operations	$482	$437	$418	$5,948
Income from discontinued operations, net of income taxes	—	(2)	(5)	(12)
Net income	$482	$435	$413	$5,936
Income per share - basic:
Continuing operations	$0.42	$0.38	$0.37	$5.38
Discontinued operations	—	—	—	(0.01)
Net income (loss) per share - basic	$0.42	$0.38	$0.37	$5.37
Income (loss) per share - diluted:
Continuing operations	$0.41	$0.38	$0.36	$5.31
Discontinued operations	—	—	—	(0.01)
Net income (loss) per share - diluted	$0.41	$0.38	$0.36	$5.30
Weighted-average shares:
Basic	1,159	1,144	1,126	1,106
Diluted	1,170	1,149	1,139	1,119

eBay Inc.
FINANCIAL STATEMENT SCHEDULE
The Financial Statement Schedule II — VALUATION AND QUALIFYING ACCOUNTS as of and for the years ended December 31, 2017, 2016 and 2015, is filed as part of this Annual Report on Form 10-K.

	Balance at Beginning of Period	Charged/Credited to Net Income	Charged to Other Account	Charges Utilized/Write-offs	Balance at End of Period
	(In millions)
Allowances for Doubtful Accounts and Authorized Credits
Year Ended December 31, 2015	$86	$66	$—	$(68)	$84
Year Ended December 31, 2016	84	68	—	(71)	81
Year Ended December 31, 2017	$81	$91	$—	$(70)	$102

Allowance for Transaction Losses
Year Ended December 31, 2015	$27	$205	$—	$(198)	$34
Year Ended December 31, 2016	34	162	—	(173)	23
Year Ended December 31, 2017	$23	$181	$—	$(179)	$25

Tax Valuation Allowance
Year Ended December 31, 2015	$25	$19	$(3)	$—	$41
Year Ended December 31, 2016	41	(6)	2	—	37
Year Ended December 31, 2017	$37	$(20)	$2	$—	$19

INDEX TO EXHIBITS

No.	Exhibit Description	Filed with this 10-K	Incorporated by Reference
			Form	File No.	Date Filed

2.01	Separation and Distribution Agreement by and between Registrant and PayPal Holdings, Inc. dated as of June 26, 2015.		8-K	000-24821	6/30/2015

3.01	Registrant’s Amended and Restated Certificate of Incorporation.		8-K	000-24821	4/27/2012

3.02	Registrant’s Amended and Restated Bylaws.		8-K	001-37713	3/18/2016

4.01	Form of Specimen Certificate for Registrant’s Common Stock.		S-1	333-59097	8/19/1998

4.02	Indenture dated as of October 28, 2010 between Registrant and Wells Fargo Bank, National Association, as trustee.		8-K	000-24821	10/28/2010

4.03	Supplemental Indenture dated as of October 28, 2010 between Registrant and Wells Fargo Bank, National Association, as trustee.		8-K	000-24821	10/28/2010

4.04	Form of 3.250% Note due 2020.		8-K	000-24821	10/28/2010

4.05	Forms of 1.350% Note due 2017, 2.600% Note due 2022 and 4.000% Note due 2042.		8-K	000-24821	7/24/2012

4.06
Indenture dated as of July 2, 2007 between GSI Commerce, Inc. and The Bank of New York, as trustee (filed as Exhibit 4.2 to GSI Commerce, Inc.’s Current Report on Form 8-K filed with the Commission on July 5, 2007 and incorporated herein by reference).

4.07
First Supplemental Indenture dated as of June 17, 2011 to the Indenture dated as of July 2, 2007 between GSI Commerce, Inc. and The Bank of New York Mellon, as trustee (filed as Exhibit 10.1 to GSI Commerce, Inc.’s Current Report on Form 8-K filed with the Commission on June 17, 2011 and incorporated herein by reference).

4.08	Forms of Floating Rate Note due 2017, Floating Rate Note due 2019, 2.200% Note due 2019, 2.875% Note due 2021 and 3.450% Note due 2024.		8-K	000-24821	7/28/2014

4.09	Form of 6.00% Note due 2056.		8-K	000-24821	2/29/2016

4.10	Forms of 2.500% Note due 2018 and 3.800% Note due 2022.		8-K	001-37713	3/9/2016

4.11	Officers’ Certificate dated June 6, 2017.		8-K	001-37713	6/6/2017

4.12	Form of Floating Rate Note due 2023 (included in Exhibit 4.11).		8-K	001-37713	6/6/2017

4.13	Form of 2.150% Note due 2020 (included in Exhibit 4.11).		8-K	001-37713	6/6/2017

4.14	Form of 2.750% Note due 2023 (included in Exhibit 4.11).		8-K	001-37713	6/6/2017

4.15	Form of 3.600% Note due 2027 (included in Exhibit 4.11).		8-K	001-37713	6/6/2017

10.01+	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers.		S-1	333-59097	7/15/1998

10.02+	Registrant’s Amended and Restated 1998 Employee Stock Purchase Plan.		10-Q	000-24821	7/27/2007

10.03+	Registrant’s 1999 Global Equity Incentive Plan, as amended.		10-Q	000-24821	7/27/2007

10.04+	Form of Stock Option Agreement under Registrant’s 1999 Global Equity Incentive Plan.		10-Q	000-24821	10/27/2004

10.05+	Form of Restricted Stock Unit Agreement under Registrant’s 1999 Global Equity Incentive Plan.		10-K	000-24821	2/28/2007

No.	Exhibit Description	Filed with this 10-K	Incorporated by Reference
			Form	File No.	Date Filed

10.06+	Registrant’s 2001 Equity Incentive Plan, as amended.		10-K	000-24821	2/28/2007

10.07+	Form of Stock Option Agreement under Registrant’s 2001 Equity Incentive Plan.		10-Q	000-24821	10/27/2004

10.08+	Registrant’s 2003 Deferred Stock Unit Plan, as amended.		10-K	000-24821	2/28/2007

10.09+	Amendment to Registrant’s 2003 Deferred Stock Unit Plan, effective April 2, 2012.		10-Q	000-24821	7/19/2012

10.10+	Form of Director Award Agreement under Registrant’s 2003 Deferred Stock Unit Plan.		10-Q	000-24821	7/19/2012

10.11+	Form of Electing Director Award Agreement under Registrant’s 2003 Deferred Stock Unit Plan.		10-Q	000-24821	7/19/2012

10.12+	Form of New Director Award Agreement under Registrant’s 2003 Deferred Stock Unit Plan.		10-Q	000-24821	7/19/2012

10.13+	Form of 2003 Deferred Stock Unit Plan Restricted Stock Unit Grant Notice and Agreement.		10-Q/A	000-24821	4/24/2008

10.14+	Registrant’s 2008 Equity Incentive Award Plan, as amended and restated.		8-K	001-37713	4/27/2016

10.15+	Amendment to the Registrant’s 2001 Equity Incentive Plan and Registrant’s 1999 Global Equity Incentive Plan.		10-Q	000-24821	7/29/2009

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

10.26+
GSI Commerce, Inc. 2010 Equity Incentive Plan (filed as Appendix A to GSI Commerce, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 13, 2010 and incorporated herein by reference).

10.27+	Amendment to GSI Commerce, Inc. 2010 Equity Incentive Plan, effective April 2, 2012.		10-Q	000-24821	7/19/2012

10.28+	Form of Restricted Stock Unit Award Agreement under GSI Commerce, Inc. 2012 Equity Incentive Plan.		10-Q	000-24821	7/19/2012

No.	Exhibit Description	Filed with this 10-K	Incorporated by Reference
			Form	File No.	Date Filed
10.29+
GSI Commerce, Inc. Leadership Team Incentive Plan (Filed as Appendix B to GSI Commerce, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 25, 2008 and incorporated herein by reference).

10.30+	Amendment to GSI Commerce, Inc. Leadership Team Incentive Plan, effective April 2, 2012.		10-Q	000-24821	7/19/2012

10.31+	Form of Restricted Stock Unit Agreement (and Performance-Based Restricted Stock Unit Agreement) under GSI Commerce, Inc. 2010 Equity Incentive Plan, as amended.		10-Q	000-24821	7/22/2011

10.32+	eBay Inc. Employee Stock Purchase Plan.		DEF 14A	000-24821	3/19/2012

10.33+	Offer Letter dated August 30, 2011 and executed on September 2, 2011 between Registrant and Devin Wenig.		8-K	000-24821	9/6/2011

10.34	Credit Agreement, dated as of November 9, 2015, by and among Registrant, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto.		8-K	000-24821	11/12/2015

10.35+	Form of New Director Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	4/19/2013

10.36+	Form of Director Annual Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	4/19/2013

10.37+	Form of Electing Director Quarterly Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	4/19/2013

10.38+	Form of Performance Share Unit Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	4/19/2013

10.39+	Form of Global Stock Option Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	7/18/2014

10.40+	Form of Global Restricted Stock Unit Agreement (and Performance-Based Restricted Stock Unit Agreement) under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	7/18/2014

10.41+	Form of Performance Based Restricted Stock Unit Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	001-37713	4/27/2016

10.42+	Form of Stock Payment Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	001-37713	7/21/2016

10.43+	Form of Director Restricted Stock Unit Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	001-37713	7/21/2016

10.44+	Letter Agreement dated September 29, 2014 between Registrant and Devin Wenig.		10-Q	000-24821	10/16/2014

10.45+	Written Description of Transaction Success and Retention Program.		10-K	000-24821	2/6/2015

10.46+	Nomination and Standstill Agreement, dated as of January 21, 2015, by and among the persons and entities listed on Schedule A thereto and Registrant.		8-K	000-24821	1/23/2015

10.47+	Amended and Restated eBay Inc. Change in Control Severance Plan for Key Employees, effective January 1, 2016.		10-Q	001-37713	4/27/2016

10.48+	Amended and Restated eBay Inc. SVP and Above Standard Severance Plan, effective January 1, 2016.		10-Q	001-37713	4/27/2016

No.	Exhibit Description	Filed with this 10-K	Incorporated by Reference
			Form	File No.	Date Filed
10.49	Amendment dated June 30, 2016, to the Operating Agreement by and among Registrant, eBay International AG, PayPal Holdings, Inc., PayPal, Inc., PayPal Pte. Ltd. and PayPal Payments Pte. Holdings S.C.S.		10-Q	001-37713	7/21/2016

10.50	Operating Agreement, dated as of July 17, 2015, by and among Registrant, eBay International AG, PayPal Holdings, Inc., PayPal, Inc., PayPal Pte. Ltd. and PayPal Payments Pte. Holdings S.C.S.		8-K	000-24821	7/20/2015

10.51	Transition Services Agreement, dated as of July 17, 2015, by and between Registrant and PayPal Holdings, Inc.		8-K	000-24821	7/20/2015

10.52	Tax Matters Agreement, dated as of July 17, 2015, by and between Registrant and PayPal Holdings, Inc.		8-K	000-24821	7/20/2015

10.53+	Employee Matters Agreement, dated as of July 17, 2015, by and between Registrant and PayPal Holdings, Inc.		8-K	000-24821	7/20/2015

10.54
Intellectual Property Matters Agreement, dated as of July 17, 2015, by and among Registrant, eBay International AG, PayPal Holdings, Inc., PayPal, Inc., PayPal Pte. Ltd. and PayPal Payments Pte. Holdings S.C.S.
			8-K	000-24821	7/20/2015

10.55+	Letter dated September 30, 2014 from Registrant to Scott Schenkel.		10-Q	000-24821	7/21/2015

10.56+	Offer Letter dated September 2, 2014 between Registrant and Steve Fisher.		10-Q	001-37713	4/27/2016

10.57+	Offer Letter dated April 2, 2015 between Registrant and Marie Oh Huber.		10-Q	001-37713	4/27/2016

10.58+	Offer Letter dated September 26, 2013 between Registrant and R.J. Pittman.		10-Q	001-37713	4/20/2017

12.01	Statement regarding computation of ratio of earnings to fixed charges.	X

21.01	List of Subsidiaries.	X

23.01	PricewaterhouseCoopers LLP consent.	X

24.01	Power of Attorney (see signature page).	X

31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.02	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.01	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.02	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

+	Indicates a management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 5th day of February, 2017.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 5, 2018.

Principal Executive Officer:		Principal Financial Officer:

By:	/s/ Devin N. Wenig	By:	/s/ Scott F. Schenkel
	Devin N. Wenig		Scott F. Schenkel
	President and Chief Executive Officer		Senior Vice President, Chief Financial Officer

Principal Accounting Officer:

		By:	/s/ Brian J. Doerger
Brian J. Doerger
Vice President, Chief Accounting Officer

Additional Directors

By:	/s/ Pierre M. Omidyar	By:	/s/ Thomas J. Tierney
	Pierre M. Omidyar		Thomas J. Tierney
	Founder and Director		Chairman of the Board and Director

By:	/s/ Fred D. Anderson	By:	/s/ Edward W. Barnholt
	Fred D. Anderson		Edward W. Barnholt
	Director		Director

By:	/s/ Anthony J. Bates	By:	/s/ Adriane Brown
	Anthony J. Bates		Adriane Brown
	Director		Director

By:	/s/ Diana Farrell	By:	/s/ Logan D. Green
	Diana Farrell		Logan D. Green
	Director		Director

By:	/s/ Bonnie S. Hammer	By:	/s/ Kathleen C. Mitic
	Bonnie S. Hammer		Kathleen C. Mitic
	Director		Director

By:	/s/ Paul S. Pressler	By:	/s/ Robert H. Swan
	Paul S. Pressler		Robert H. Swan
	Director		Director

By:	/s/ Perry M. Traquina
Perry M. Traquina
Director