Form 10-Q
period 2018-03-31
EBAY INC
filed 2018-04-26
CIK 1065088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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
(408) 376-7008
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

As of April 23, 2018, there were 993,978,034 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements
eBay Inc.
CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2018	December 31, 2017
	(In millions, except par value)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,527	$2,120
Short-term investments	2,279	3,743
Accounts receivable, net	683	696
Other current assets	1,274	1,185
Total current assets	6,763	7,744
Long-term investments	5,919	6,331
Property and equipment, net	1,548	1,597
Goodwill	4,815	4,773
Intangible assets, net	53	69
Deferred tax assets	5,166	5,199
Other assets	291	273
Total assets	$24,555	$25,986
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$20	$781
Accounts payable	252	330
Accrued expenses and other current liabilities	1,918	2,134
Deferred revenue	142	137
Income taxes payable	236	177
Total current liabilities	2,568	3,559
Deferred tax liabilities	3,314	3,424
Long-term debt	9,208	9,234
Other liabilities	1,869	1,720
Total liabilities	16,959	17,937
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value; 3,580 shares authorized; 1,007 and 1,029 shares outstanding	2	2
Additional paid-in capital	15,362	15,293
Treasury stock at cost, 656 and 632 shares	(22,903)	(21,892)
Retained earnings	14,335	13,929
Accumulated other comprehensive income	800	717
Total stockholders’ equity	7,596	8,049
Total liabilities and stockholders’ equity	$24,555	$25,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended March 31,
	2018	2017
	(In millions, except per share amounts)
	(Unaudited)
Net revenues	$2,580	$2,303
Cost of net revenues	559	514
Gross profit	2,021	1,789
Operating expenses:
Sales and marketing	756	648
Product development	334	278
General and administrative	270	245
Provision for transaction losses	72	62
Amortization of acquired intangible assets	10	9
Total operating expenses	1,442	1,242
Income from operations	579	547
Interest and other, net	(32)	11
Income before income taxes	547	558
Income tax benefit (provision)	(140)	477
Net income	$407	$1,035

Net income per share:
Basic	$0.40	$0.96
Diluted	$0.40	$0.94

Weighted-average shares:
Basic	1,010	1,083
Diluted	1,029	1,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2018	2017
	(In millions)
	(Unaudited)
Net income	$407	$1,035
Other comprehensive income, net of reclassification adjustments:
Foreign currency translation gain (loss)	132	331
Unrealized gains (losses) on investments, net	(36)	(20)
Tax benefit (expense) on unrealized gains (losses) on investments, net	10	12
Unrealized gains (losses) on hedging activities, net	(29)	(34)
Tax benefit (expense) on unrealized gains (losses) on hedging activities, net	6	—
Other comprehensive income, net of tax	83	289
Comprehensive income	$490	$1,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2018	2017
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income	$407	$1,035
Adjustments:
Provision for transaction losses	72	62
Depreciation and amortization	179	163
Stock-based compensation	120	101
Deferred income taxes	(29)	(565)
Changes in assets and liabilities, and other, net of acquisition effects	(254)	(214)
Net cash provided by operating activities	495	582
Cash flows from investing activities:
Purchases of property and equipment	(158)	(135)
Purchases of investments	(4,794)	(2,750)
Maturities and sales of investments	6,650	2,770
Other	—	1
Net cash provided by (used in) investing activities	1,698	(114)
Cash flows from financing activities:
Proceeds from issuance of common stock	9	11
Repurchases of common stock	(1,009)	(410)
Tax withholdings related to net share settlements of restricted stock units and awards	(60)	(29)
Repayment of debt	(750)	—
Other	(15)	10
Net cash used in financing activities	(1,825)	(418)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	38	114
Net increase (decrease) in cash, cash equivalents and restricted cash	406	164
Cash, cash equivalents and restricted cash at beginning of period	2,140	1,835
Cash, cash equivalents and restricted cash at end of period	2,546	1,999

Supplemental cash flow disclosures:
Cash paid for:
Interest	$117	$109
Income taxes	$77	$45

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

Principles of Consolidation and Basis of Presentation

The accompanying condensed financial statements are consolidated and include the financial statements of eBay Inc., our wholly and majority-owned subsidiaries and variable interest entities (“VIE”) where we are the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. Minority interests are recorded as a noncontrolling interest. A qualitative approach is applied to assess the consolidation requirement for VIEs. Investments in entities where we hold at least a 20% ownership interest and have the ability to exercise significant influence, but not control, over the investee are accounted for using the equity method of accounting. For such investments, our share of the investees’ results of operations is included in interest and other, net and our investment balance is included in long-term investments. Investments in entities where we hold less than a 20% ownership interest are generally accounted for as equity investments to be measured at fair value or, under an election, at cost if it does not have readily determinable fair value, in which case the carrying value would be adjusted upon the occurrence of an observable price change or impairment.

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2017. We have evaluated all subsequent events through the date these condensed consolidated financial statements were issued. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for fair statement of the condensed consolidated financial position, results of operations and cash flows for these interim periods. Certain prior period amounts have been reclassified on our condensed consolidated financial statements to conform with current year presentation.

Significant Accounting Policies

Notwithstanding the changes to our Investments and Revenue Recognition policies as a result of the recently adopted accounting standards discussed below , there were no significant changes to our significant accounting policies disclosed in Note 1, The Company and Summary of Significant Accounting Policies of our Annual Report on Form 10-K for the year ended December 31, 2017.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments

Short-term investments, which may include marketable equity securities, time deposits, certificates of deposit, government bonds and corporate debt securities with original maturities of greater than three months but less than one year when purchased, are classified as available-for-sale and are reported at fair value using the specific identification method. Unrealized gains and losses related to equity securities are recognized in interest & other, net, with all other unrealized gains and losses reported as a component of other comprehensive income (loss), net of related estimated income tax provisions or benefits.

Long-term investments may include marketable government bonds and corporate debt securities, time deposits, certificates of deposit and equity investments. Debt securities are classified as available-for-sale and are reported at fair value using the specific identification method. Unrealized gains and losses on our available-for-sale debt securities are excluded from earnings and reported as a component of other comprehensive income (loss), net of related estimated income tax provisions or benefits.

Our equity investments are primarily investments in privately-held companies. Our consolidated results of operations include, as a component of interest and other, net, our share of the net income or loss of the equity investments accounted for under the equity method of accounting. Our share of investees’ results of operations is not significant for any period presented. Equity investments without readily determinable fair values are accounted for at cost, less impairment and adjusted for subsequent observable price changes obtained from orderly transactions for identical or similar investments issued by the same investee. Such changes in the basis of the equity investment are recognized in interest & other, net.

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

Revenue Recognition
We generate net transaction revenues primarily from final value fees and fees to promote or feature listings from sellers in our Marketplace and final value fees from sellers and buyers on our StubHub platforms. We recognize revenue for the fees when the single performance obligation is satisfied at a point in time when transactions are successfully closed or payments are authorized to sellers on our Marketplace and StubHub platforms, respectively. We made the policy election to consider the delivery of tickets on our StubHub platform to be fulfillment activities and, consequently does not impact the timing of revenue recognition.
Our marketing services and other revenues are derived principally from the sale of advertisements, classifieds fees, and revenue sharing arrangements. Advertising revenue is derived principally from the sale of online advertisements which are based on “impressions” (i.e., the number of times that an advertisement appears in pages viewed by users of our platforms) or “clicks” (which are generated each time users on our platforms click through our advertisements to an advertiser’s designated website) delivered to advertisers. We use the output method and apply the practical expedient to recognize advertising revenue in the amount to which we have a right to invoice. For contracts with target advertising commitments with rebates, estimated payout is accounted for as a variable consideration to the extent it is probable that a significant reversal of revenue will not occur.
We generate net revenues related to fees for listing items on our Classifieds platforms, which are recognized over the estimated period of the classifieds listing and fees to feature the listing that are recognized over the feature period or a point in time depending on the nature of the feature purchased. Discounts offered through purchase of packages of multiple services are allocated based on the stand-alone selling price (“SSP”) of each respective feature. Revenues related to revenue sharing arrangements are recognized based on whether we are the principal in the arrangement and are responsible for fulfilling the promise to provide the specified services or whether we are an agent arranging for those services to be provided by our partners. If the former, we recognize revenue in the gross amount of consideration received from the customer whereas if the latter, we recognize revenue net of the consideration due to our partners. Revenue related to revenue sharing arrangements are primarily recognized at a point in time when services are provided to customers.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We provide incentives to our users in various forms including discounts on fees, discounts on items sold on the platforms, coupons and rewards. Incentives which are consideration payable to the customer that are not in exchange for a distinct good or service are generally recognized as a reduction of revenue at the later of when revenue is recognized or when we pay or promise to pay the incentive. Further, we provide credits in certain circumstances in which we refund certain fees to our customers. Credits are accounted for as variable consideration at contract inception when estimating the amount of revenue to be recognized when the performance obligation is satisfied to the extent that it is probable that a significant reversal of revenue will not occur and updated as additional information becomes available.
Our contracts with customers may include promises to transfer multiple services including discounts on future services. Determining whether services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Further, judgment is required to determine the SSP for each distinct performance obligation. In instances where SSP is not directly observable, we generally estimate selling prices based on when they are sold to customers of a similar nature and geography. These estimates are generally based on pricing strategies, market factors, strategic objectives and observable inputs.
Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable represents amounts invoiced and revenue recognized prior to invoicing when we have satisfied our performance obligation and have the unconditional right to payment. The allowance for doubtful accounts and authorized credits is estimated based upon our assessment of various factors including historical experience, the age of the accounts receivable balances, current economic conditions and other factors that may affect our customers’ ability to pay. The allowance for doubtful accounts and authorized credits was $106 million and $102 million as of March 31, 2018 and December 31, 2017, respectively.
Deferred revenue consists of fees received related to unsatisfied performance obligations at the end of the period. Due to the generally short-term duration of contracts, the majority of the performance obligations are satisfied in the following reporting period. The amount of revenue recognized that was included in the deferred revenue balance at the beginning of the period was $86 million and $77 million for the three month periods ended March 31, 2018 and March 31, 2017, respectively.

Recently Adopted Accounting Pronouncements

In 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard replaces all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition guidance provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. In 2016, the FASB issued several amendments to the standard, including principal versus agent considerations when another party is involved in providing goods or services to a customer and the application of identifying performance obligations. We adopted the standard effective January 1, 2018 using the full retrospective transition method and recast each prior reporting period presented. The cumulative adjustment to retained earnings as of January 1, 2016 was immaterial.

Under the new standard, we identified one performance obligation related to the core service offered to sellers on our Marketplace platform and believe additional services, mainly to promote or feature listings at the option of sellers, are not distinct within the context of the contract. Accordingly, certain fees paid by sellers for these services will be recognized when the single performance obligation is satisfied or when the contract expires resulting, in some cases, in a change in the timing of recognition. In addition, we made the policy election to consider delivery of tickets in our StubHub business to be fulfillment activities and, consequently, the performance obligation is considered to be satisfied upon payment to sellers. The impact of this policy election will allow an acceleration of revenue recognition for certain users. The total impact resulting from the change in timing of recognition for both the Marketplace and StubHub platforms was an immaterial net increase in transaction revenue for the three month period ended March 31, 2017, and an increase in deferred revenue of $20 million as of December 31, 2017.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Further, certain incentives such as coupons and rewards provided to certain users from which we do not earn revenue within the context of the identified contract of $86 million for the three month period ended March 31, 2017 are recognized as sales and marketing expenses, which historically were recorded as a reduction of revenue.

Adoption of this guidance impacted our previously reported results as follows (in millions, except per share data):

	Three Months Ended March 31, 2017
	As Reported	As Adjusted
Net revenues	$2,217	$2,303
Cost of net revenues	$515	$514
Sales and marketing	$562	$648
Net income (loss)	$1,035	$1,035

Net income (loss) per share - basic	$0.96	$0.96

Net income (loss) per share - diluted	$0.94	$0.94

In 2016, the FASB issued new guidance related to accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. Further in 2018, the FASB issued certain clarifications related to the application of the new guidance. We anticipate that the adoption of the new standard will increase the volatility of our other income (expense), net, as a result of the remeasurement of equity investments. The Company adopted this guidance in the first quarter of 2018 with no material impact on our consolidated financial statements at adoption.

Recent Accounting Pronouncements Not Yet Adopted

In 2016, the FASB issued new guidance related to accounting for leases. The new guidance requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. Further in 2018, the FASB provided an optional transition practical expedient to not evaluate under the new guidance existing or expired land easements that were not previously accounted for as leases under the current guidance. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are evaluating the impact of adopting this new accounting guidance on our consolidated financial statements.

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In 2018, the FASB issued new guidance that allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act, eliminating the stranded tax effects resulting from the Tax Cuts and Jobs Act. However, the new guidance only applies to the tax effects resulting from the Tax Cuts and Jobs Act and does not change the underlying guidance to recognize the effect of a change in tax laws or rates in income from continuing operations. The amendments are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. We are evaluating the impact of adopting this new accounting guidance on our consolidated financial statements

Note 2 — Net Income (loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding options and equity incentive awards is reflected in diluted net income (loss) per share by application of the treasury stock method. The calculation of diluted net income (loss) per share excludes all anti-dilutive common shares. The following table sets forth the computation of basic and diluted net income (loss) per share for the three months ended March 31, 2018 and 2017 (in millions, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income	$407	$1,035
Denominator:
Weighted average shares of common stock - basic	1,010	1,083
Dilutive effect of equity incentive awards	19	19
Weighted average shares of common stock - diluted	1,029	1,102

Net income per share:
Basic	$0.40	$0.96
Diluted	$0.40	$0.94
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	1	1

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3 — Goodwill and Intangible Assets

Goodwill

The following table presents goodwill activities during the three months ended March 31, 2018 (in millions):

	December 31, 2017	Goodwill Acquired	Adjustments	March 31, 2018
Goodwill	$4,773	$—	$42	$4,815

The adjustments to goodwill during the three months ended March 31, 2018 were primarily due to foreign currency translation.

Intangible Assets

The components of identifiable intangible assets as of March 31, 2018 and December 31, 2017 are as follows (in millions, except years):

	March 31, 2018				December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Intangible assets:
Customer lists and user base	$465	$(440)	$25	5	$458	$(430)	$28	5
Marketing related	614	(599)	15	5	607	(587)	20	5
Developed technologies	274	(265)	9	3	273	(258)	15	3
All other	157	(153)	4	4	156	(150)	6	4
Total	$1,510	$(1,457)	$53		$1,494	$(1,425)	$69

Amortization expense for intangible assets was $16 million and $16 million for the three months ended March 31, 2018 and 2017, respectively.

Expected future intangible asset amortization as of March 31, 2018 is as follows (in millions):

Fiscal year:
Remaining 2018	$29
2019	17
2020	7
Thereafter	—
Total	$53

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4 — Segments

We have one operating and reportable segment. Our chief operating decision maker reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The following table sets forth the breakdown of net revenues by type for the three months ended March 31, 2018 and 2017 (in millions):

	Three Months Ended March 31,
	2018	2017
Net transaction revenues:
Marketplace	$1,792	$1,609
StubHub	231	206
Total net transaction revenues	2,023	1,815
Marketing services and other revenues:
Marketplace	310	283
Classifieds	246	199
StubHub, Corporate and other	1	6
Total marketing services and other revenues	557	488
Total net revenues	$2,580	$2,303

The following table summarizes the allocation of net revenues based on geography (in millions):

	Three Months Ended March 31,
	2018	2017
Net revenues by geography:
U.S.	$1,074	$990
United Kingdom	356	311
Germany	392	331
South Korea	283	245
Rest of world	475	426
Total net revenues	$2,580	$2,303

Net revenues, inclusive of the effects of foreign exchange during each period, are attributed to U.S. and international geographies primarily based upon the country in which the seller, platform that displays advertising, other service provider, or customer, as the case may be, is located.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5 — Investments

The following tables summarize the unrealized gains and losses and estimated fair value of our investments classified as available-for-sale as of March 31, 2018 and December 31, 2017 (in millions):

	March 31, 2018
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Restricted cash	$19	$—	$—	$19
Corporate debt securities	2,264	1	(5)	2,260
	$2,283	$1	$(5)	$2,279
Long-term investments:
Corporate debt securities	5,064	7	(54)	5,017
	$5,064	$7	$(54)	$5,017

	December 31, 2017
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Restricted cash	$20	$—	$—	$20
Corporate debt securities	3,726	1	(4)	3,723
	$3,746	$1	$(4)	$3,743
Long-term investments:
Corporate debt securities	5,458	12	(24)	5,446
	$5,458	$12	$(24)	$5,446

Investment securities in a continuous loss position for greater than 12 months had an estimated fair value of $430 million and an immaterial amount of unrealized losses as of March 31, 2018 and an estimated fair value of $360 million and an immaterial amount of unrealized losses as of December 31, 2017. Refer to “Note 13 - Accumulated Other Comprehensive Income” for amounts reclassified to earnings from unrealized gains and losses.

The estimated fair values of our short-term and long-term investments classified as available-for-sale by date of contractual maturity as of March 31, 2018 are as follows (in millions):

March 31, 2018
One year or less (including restricted cash of $19)	$2,279
One year through two years	2,044
Two years through three years	1,723
Three years through four years	735
Four years through five years	515
Five years through six years	—
$7,296

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity investments

Our equity investments are reported in long-term investments on our condensed consolidated balance sheet. The following table provides a summary of our equity investments as of March 31, 2018 and December 31, 2017 (in millions):

	March 31, 2018	December 31, 2017
Equity investments without readily determinable fair values	$890	$872
Equity investments under the equity method of accounting	12	13
Total equity investments	$902	$885

The changes in equity investments without determinable fair values during the three months ended March 31, 2018 were due to foreign currency translation.

Note 6 — Fair Value Measurement of Assets and Liabilities

The following tables present our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 (in millions):

	March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash and cash equivalents	$2,527	$2,527	$—
Short-term investments:
Restricted cash	19	19	—
Corporate debt securities	2,260	—	2,260
Total short-term investments	2,279	19	2,260
Derivatives	31	—	31
Long-term investments:
Corporate debt securities	5,017	—	5,017
Total long-term investments	5,017	—	5,017
Total financial assets	$9,854	$2,546	$7,308

Liabilities:
Derivatives	$86	$—	$86

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash and cash equivalents	$2,120	$2,120	$—
Short-term investments:
Restricted cash	20	20	—
Corporate debt securities	3,723	—	3,723
Total short-term investments	3,743	20	3,723
Derivatives	28	—	28
Long-term investments:
Corporate debt securities	5,446	—	5,446
Total long-term investments	5,446	—	5,446
Total financial assets	$11,337	$2,140	$9,197

Liabilities:
Derivatives	$29	$—	$29

Our financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. The majority of our derivative instruments are valued using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as equity prices, interest rate yield curves, option volatility and currency rates. We did not have any transfers of financial instruments between valuation levels during the three months ended March 31, 2018.

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

We use foreign currency exchange contracts to reduce the volatility of cash flows related to forecasted revenues, expenses, assets and liabilities, including intercompany balances denominated in foreign currencies. These contracts are generally one month to one year in duration but with maturities up to 18 months. The objective of the foreign exchange contracts is to better ensure that ultimately the U.S. dollar-equivalent cash flows are not adversely affected by changes in the applicable U.S. dollar/foreign currency exchange rate. We evaluate the effectiveness of our foreign exchange contracts designated as cash flow or net investment hedges on a quarterly basis.

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash Flow Hedges

For derivative instruments that are designated as cash flow hedges, the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (“AOCI”) and subsequently reclassified into earnings in the same period the forecasted transaction affects earnings. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Unrealized gains and losses in AOCI associated with such derivative instruments are immediately reclassified into earnings. As of March 31, 2018, we have estimated that approximately $82 million of net derivative loss related to our cash flow hedges included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

Net Investment Hedges

For derivative instruments that are designated as net investment hedges, the derivative’s gain or loss is initially reported in the translation adjustments component of AOCI and is reclassified to net earnings in the period in which the hedged subsidiary is either sold or substantially liquidated.

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

Non-Designated Hedges

Our derivatives not designated as hedging instruments consist of foreign currency forward contracts that we primarily use to hedge monetary assets or liabilities, including intercompany balances denominated in non-functional currencies. The gains and losses on our derivatives not designated as hedging instruments are recorded in interest and other, net, which are offset by the foreign currency gains and losses on the related assets and liabilities that are also recorded in interest and other, net.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Derivative Contracts

The fair values of our outstanding derivative instruments as of March 31, 2018 and December 31, 2017 were as follows (in millions):

	Balance Sheet Location	March 31, 2018	December 31, 2017
Derivative Assets:
Foreign exchange contracts designated as cash flow hedges	Other Current Assets	$8	$16
Foreign exchange contracts designated as net investment hedges	Other Current Assets	7	—
Foreign exchange contracts not designated as hedging instruments	Other Current Assets	16	10
Interest rate contracts designated as fair value hedges	Other Assets	—	2
Total derivative assets		$31	$28

Derivative Liabilities:
Foreign exchange contracts designated as cash flow hedges	Other Current Liabilities	$40	$18
Foreign exchange contracts not designated as hedging instruments	Other Current Liabilities	18	11
Interest rate contracts designated as fair value hedges	Other Liabilities	28	—
Total derivative liabilities		$86	$29

Total fair value of derivative instruments		$(55)	$(1)

Under the master netting agreements with the respective counterparties to our derivative contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis on our condensed consolidated balance sheet. As of March 31, 2018, the potential effect of rights of set-off associated with the foreign exchange contracts would be an offset to both assets and liabilities by $25 million, resulting in net derivative assets of $6 million and net derivative liabilities of $33 million.

Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following tables present the activity of derivative contracts that qualify for hedge accounting as of March 31, 2018 and December 31, 2017, and the impact of these derivative contracts on AOCI for the three months ended March 31, 2018 and 2017 (in millions):

	December 31, 2017	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Amount of Gain (Loss) Reclassified From AOCI to Earnings	March 31, 2018
Foreign exchange contracts designated as cash flow hedges	$(57)	$(57)	$(28)	$(86)

	December 31, 2016	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Amount of Gain (Loss) Reclassified From AOCI to Earnings	March 31, 2017
Foreign exchange contracts designated as cash flow hedges	$54	$(14)	$20	$20

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effect of Derivative Contracts on Condensed Consolidated Statement of Income

The following table provides a summary of the total gain (loss) recognized in the consolidated statement of income from our foreign exchange derivative contracts by location (in millions):

	Three Months Ended March 31,
	2018	2017
Foreign exchange contracts designated as cash flow hedges recognized in net revenues	$(28)	$—
Foreign exchange contracts designated as cash flow hedges recognized in cost of net revenues and operating expenses	—	7
Foreign exchange contracts designated as cash flow hedges recognized in interest and other, net	—	13
Foreign exchange contracts not designated as hedging instruments recognized in interest and other, net	(2)	(4)
Total gain (loss) recognized from foreign exchange derivative contracts in the condensed consolidated statement of income	$(30)	$16

The following table provides a summary of the total gain (loss) recognized in the consolidated statement of income from our interest rate derivative contracts by location (in millions):

	Three Months Ended March 31,
	2018	2017
Gain (loss) from interest rate contracts designated as fair value hedges recognized in interest and other, net	$(30)	$(7)
Gain (loss) from hedged items attributable to hedged risk recognized in interest and other, net	30	7
Total gain (loss) recognized from interest rate derivative contracts in the condensed consolidated statement of income	$—	$—

Notional Amounts of Derivative Contracts

Derivative transactions are measured in terms of the notional amount, but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. The notional amount is generally not exchanged, but is used only as the basis on which the value of foreign exchange payments under these contracts are determined. The following table provides the notional amounts of our outstanding derivatives as of March 31, 2018 and December 31, 2017 (in millions):

	March 31, 2018	December 31, 2017
Foreign exchange contracts designated as cash flow hedges	$1,938	$1,990
Foreign exchange contracts designated as net investment hedges	210	—
Foreign exchange contracts not designated as hedging instruments	3,721	2,349
Interest rate contracts designated as fair value hedges	2,400	2,400
Total	$8,269	$6,739

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit Risk

Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the arrangement. We seek to mitigate such risk by limiting our counterparties to, and by spreading the risk across, major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis. To further limit credit risk, we also enter into collateral security arrangements related to certain interest rate derivative instruments whereby collateral is posted between counterparties if the fair value of the derivative instrument exceeds certain thresholds. Additional collateral would be required in the event of a significant credit downgrade by either party. We are not required to pledge, nor are we entitled to receive, collateral related to our foreign exchange derivative transactions. As of March 31, 2018, we had neither pledged nor received collateral related to our interest rate derivative transactions.

Note 8 — Debt

The following table summarizes the carrying value of our outstanding debt (in millions, except percentages):

	Coupon	As of	Effective	As of	Effective
	Rate	March 31, 2018	Interest Rate	December 31, 2017	Interest Rate
Long-Term Debt
Floating Rate Notes:
Senior notes due 2019	LIBOR plus 0.48%	$400	2.354%	$400	1.955%
Senior notes due 2023	LIBOR plus 0.87%	400	2.744%	400	2.349%

Fixed Rate Notes:
Senior notes due 2018	2.500%	—		750	2.775%
Senior notes due 2019	2.200%	1,150	2.346%	1,150	2.346%
Senior notes due 2020	3.250%	500	3.389%	500	3.389%
Senior notes due 2020	2.150%	500	2.344%	500	2.344%
Senior notes due 2021	2.875%	750	2.993%	750	2.993%
Senior notes due 2022	3.800%	750	3.989%	750	3.989%
Senior notes due 2022	2.600%	1,000	2.678%	1,000	2.678%
Senior notes due 2023	2.750%	750	2.866%	750	2.866%
Senior notes due 2024	3.450%	750	3.531%	750	3.531%
Senior notes due 2027	3.600%	850	3.689%	850	3.689%
Senior notes due 2042	4.000%	750	4.114%	750	4.114%
Senior notes due 2056	6.000%	750	6.547%	750	6.547%
Total senior notes		9,300		10,050
Hedge accounting fair value adjustments		(28)		2
Unamortized discount and debt issuance costs		(64)		(68)
Less: Current portion of long-term debt		—		(750)
Total long-term debt		9,208		9,234

Short-Term Debt
Current portion of long-term debt		—		750
Other indebtedness		20		31
Total short-term debt		20		781
Total Debt		$9,228		$10,015

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Senior Notes

During the three months ended March 31, 2018, $750 million of 2.500% fixed rate notes due 2018 matured and were repaid.

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

If a change of control triggering event occurs with respect to the 2.150% fixed rate notes due 2020, the 3.800% fixed rate notes due 2022, the floating rate notes due 2023, the 2.750% fixed rate notes due 2023, the 3.600% fixed rate notes due 2027 or the 6.000% fixed rate notes due 2056, we must, subject to certain exceptions, offer to repurchase all of the notes of the applicable series at a price equal to 101% of the principal amount, plus accrued and unpaid interest.

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

The effective interest rates for our senior notes include the interest payable, the amortization of debt issuance costs and the amortization of any original issue discount on these senior notes. Interest on these senior notes is payable either quarterly or semiannually. Interest expense associated with these senior notes, including amortization of debt issuance costs, was approximately $81 million and $68 million during the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018 and December 31, 2017, the estimated fair value of these senior notes was approximately $9.2 billion and $10.1 billion, respectively.

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. As of March 31, 2018, there were no commercial paper notes outstanding.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit Agreement

As of March 31, 2018, no borrowings were outstanding under our $2 billion credit agreement. However, as described above, we have an up to $1.5 billion commercial paper program and therefore maintain $1.5 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due. As a result, $500 million of borrowing capacity was available as of March 31, 2018 for other purposes permitted by the credit agreement. The credit agreement includes customary representations, warranties, affirmative and negative covenants, including financial covenants, events of default and indemnification provisions in favor of the banks. The negative covenants include restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case, subject to certain exceptions. The financial covenants require us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio. The events of default include the occurrence of a change of control (as defined in the credit agreement) with respect to us.

We were in compliance with all covenants in our outstanding debt instruments during the three months ended March 31, 2018.

Note 9 — Commitments and Contingencies

Off-Balance Sheet Arrangements

As of March 31, 2018, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

We have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under the arrangement. As of March 31, 2018, we had a total of $2.1 billion in cash withdrawals offsetting our $2.3 billion in Aggregate Cash Deposits held within the financial institution under the cash pooling arrangement.

Litigation and Other Legal Matters

Overview
We are involved in legal and regulatory proceedings on an ongoing basis. Many of these proceedings are in early stages and may seek an indeterminate amount of damages. If we believe that a loss arising from such matters is probable and can be reasonably estimated, we accrue the estimated liability in our financial statements. If only a range of estimated losses can be determined, we accrue an amount within the range that, in our judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we accrue the low end of the range. For those proceedings in which an unfavorable outcome is reasonably possible but not probable, we have disclosed an estimate of the reasonably possible loss or range of losses or we have concluded that an estimate of the reasonably possible loss or range arising directly from the proceeding (i.e., monetary damages or amounts paid in judgment or settlement) is not material. If we cannot estimate the probable or reasonably possible loss or range of losses arising from a proceeding, we have disclosed that fact. In assessing the materiality of a proceeding, we evaluate, among other factors, the amount of monetary damages claimed, as well as the potential impact of non-monetary remedies sought by plaintiffs (e.g., injunctive relief) that may require us to change our business practices in a manner that could have a material adverse impact on our business. With respect to the matters disclosed in this Note 9, we are unable to estimate the possible loss or range of losses that could potentially result from the application of such non-monetary remedies.

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable were not material for the three months ended March 31, 2018. Except as otherwise noted for the proceedings described in this Note 9, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to significant

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material.

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

From time to time, we are involved in other disputes or regulatory inquiries that arise in the ordinary course of business, including suits by our users (individually or as class actions) alleging, among other things, improper disclosure of our prices, rules or policies, that our practices, prices, rules, policies or customer/user agreements violate applicable law or that we have acted unfairly and/or not acted in conformity with such practices, prices, rules, policies or agreements. Further, the number and significance of these disputes and inquiries are increasing as the political and regulatory landscape changes and, as we have grown larger, our businesses have expanded in scope (both in terms of the range of products and services that we offer and our geographical operations) and our products and services have increased in complexity. Any claims or regulatory actions against us, whether meritorious or not, could be time consuming, result in costly litigation, damage awards (including statutory damages for certain causes of action in certain jurisdictions), injunctive relief or increased costs of doing business through adverse judgment or settlement, require us to change our business practices in expensive ways, require significant amounts of management time, result in the diversion of significant operational resources or otherwise harm our business.

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In July 2017, our Board authorized a $3.0 billion stock repurchase program and in January 2018, our Board authorized an additional $6.0 billion stock repurchase program. These stock repurchase programs have no expiration from the date of authorization. The stock repurchase activity under our stock repurchase programs during the three months ended March 31, 2018 is summarized as follows (in millions, except per share amounts):

	Shares Repurchased (1)	Average Price per Share (2)	Value of Shares Repurchased	Remaining Amount Authorized
Balance as of January 1, 2018				$1,651
Authorization of additional plan in January 2018				6,000
Repurchase of shares of common stock	24	$41.71	$1,011	(1,011)
Balance as of March 31, 2018				$6,640

(1)	These repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. No repurchased shares of common stock have been retired.

(2)	Excludes broker commissions.

Note 11 — Employee Benefit Plans

Restricted Stock Unit Activity

The following table presents restricted stock unit (“RSU”) activity (including performance-based RSUs that have been earned) under our equity incentive plans as of and for the three months ended March 31, 2018 (in millions):

Units
Outstanding as of January 1, 2018	42
Awarded	1
Vested	(4)
Forfeited	(1)
Outstanding as of March 31, 2018	38

The weighted average grant date fair value for RSUs awarded during the three months ended March 31, 2018 was $41.35 per share.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation Expense

The impact on our results of operations of recording stock-based compensation expense for the three months ended March 31, 2018 and 2017 was as follows (in millions):

	Three Months Ended March 31,
	2018	2017
Cost of net revenues	$13	$11
Sales and marketing	25	21
Product development	45	36
General and administrative	37	33
Total stock-based compensation expense	$120	$101
Capitalized in product development	$3	$3

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

As a result of the realignment of our legal structure in 2016 and 2017, we no longer benefit from tax rulings previously concluded in several different jurisdictions. Without the benefit of the rulings, the noncash tax impacts of the realignment in our foreign eBay and Classifieds platforms have increased our income tax rate in certain foreign jurisdictions, most significantly Switzerland. The higher rate results from eBay being subject to a higher enacted tax rate for the foreseeable future.

While our tax rate is higher, the realignment allows us to achieve certain foreign cash tax benefits due to the step-up in tax basis achieved in certain foreign jurisdictions. We expect these cash tax benefits to remain consistent, subject to the performance of our foreign platforms, for a period in excess of 10 years. The realignment is expected to extend into 2018 and primarily impact our international entities. However, U.S. tax reform and the new U.S. minimum tax on foreign earnings will reduce our expected consolidated cash tax benefits.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act” or “U.S. tax reform”) was enacted. U.S. tax reform, among other things, reduces the U.S. federal income tax rate from 35% to 21% in 2018, institutes a dividends received deduction for foreign earnings with a related tax for the deemed repatriation of unremitted foreign earnings and creates a new U.S. minimum tax on earnings of foreign subsidiaries. We recognized a provisional income tax charge of $3.1 billion in the fourth quarter of 2017, which was included as a component of the income tax provision on our consolidated statement of income.

We computed the amount based on information available to us, including our expectation that existing foreign basis differences will affect the amount of U.S. minimum tax upon reversal; however, there is still uncertainty as to the application of the Act. As of March 31, 2018, we have not yet completed our analysis of the components of the tax computation, including a complete reconciliation of the book and tax bases in our foreign subsidiaries. As we complete our analysis of U.S. tax reform, we may make adjustments to the provisional amounts, which may materially impact our provision for income taxes from continuing operations in the period in which the adjustments are made. We expect to complete our analysis by the fourth quarter of 2018. No adjustments to the provisional amount recorded in the fourth quarter of 2017 have been made.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2018, certain foreign earnings will not be subject to U.S. federal income tax on a current basis as a result of differences between U.S. GAAP and U.S. tax treatment. Management intends to indefinitely reinvest those earnings. The amount expected to be indefinitely reinvested in 2018 is between $200 million and $300 million. The related unrecognized deferred tax liability would be approximately 29% of the indefinitely reinvested earnings.

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion invalidating the regulations relating to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was issued by the Tax Court in December 2015. The IRS is appealing the decision and filed its arguments opposing the Tax Court decision in June 2016. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits or obligations, and the risk of the Tax Court’s decision being overturned upon appeal, we have not recorded any benefit or expense as of March 31, 2018. We will continue to monitor ongoing developments and potential impacts to our consolidated financial statements.

Note 13 — Accumulated Other Comprehensive Income

The following tables summarize the changes in AOCI for the three months ended March 31, 2018 and 2017 (in millions):

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2017	$(57)	$(15)	$748	$41	$717
Other comprehensive income (loss) before reclassifications	(57)	(37)	132	22	60
Less: Amount of gain (loss) reclassified from AOCI	(28)	(1)	—	6	(23)
Net current period other comprehensive income	(29)	(36)	132	16	83
Balance as of March 31, 2018	$(86)	$(51)	$880	$57	$800

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2016	$54	$51	$(230)	$1	$(124)
Other comprehensive income (loss) before reclassifications	(14)	(8)	331	12	321
Less: Amount of gain (loss) reclassified from AOCI	20	12	—	—	32
Net current period other comprehensive income	(34)	(20)	331	12	289
Balance as of March 31, 2017	$20	$31	$101	$13	$165

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides details about reclassifications out of AOCI for the three months ended March 31, 2018 and 2017 (in millions):

Details about AOCI Components	Affected Line Item in the Statement of Income	Amount of Gain (Loss) Reclassified From AOCI
		Three Months Ended March 31,
		2018	2017
Gains (losses) on cash flow hedges - foreign exchange contracts	Net Revenues	$(28)	$—
	Cost of net revenues	—	2
	Sales and marketing	—	1
	Product development	—	3
	General and administrative	—	1
	Interest and other, net	—	13
	Total, from continuing operations before income taxes	(28)	20
	Provision for income taxes	6	—
	Total, net of income taxes	(22)	20

Unrealized gains (losses) on investments	Interest and other, net	(1)	12
	Total, before income taxes	(1)	12
	Provision for income taxes	—	—
	Total, net of income taxes	(1)	12

Total reclassifications for the period	Total, net of income taxes	$(23)	$32

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Seasonality

We expect transaction activity patterns on our platforms to mirror general consumer buying patterns and expect that these trends will continue. The following table sets forth, for the periods presented, our total net revenues and the sequential quarterly movements of these net revenues (in millions, except percentages):

	Quarter Ended
	March 31	June 30	September 30	December 31
2016
Net revenues	$2,216	$2,309	$2,299	$2,474
Percent change from prior quarter	(5)%	4%	0%	8%
2017
Net revenues	$2,303	$2,419	$2,498	$2,707
Percent change from prior quarter	(7)%	5%	3%	8%
2018
Net revenues	$2,580
Percent change from prior quarter	(5)%

Impact of Foreign Currency Exchange Rates

Our commerce platforms operate globally, resulting in certain revenues that are denominated in foreign currencies, primarily the euro, British pound, Korean won and Australian dollar, subjecting us to foreign currency risk, which may adversely impact our financial results. Because of this and the fact that we generated a majority of our net revenues internationally, including the three months ended March 31, 2018 and 2017, we are subject to the risks related to doing business in foreign countries as discussed under “Part II - Item 1A - Risk Factors.”

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

The effect of foreign currency exchange rate movements during the three months ended March 31, 2018 compared to the same period in 2017 was attributable to the weakening of the U.S. dollar against other currencies, primarily the euro, British pound and Korean won.

Quarter Highlights

Net revenues increased 12% to $2.6 billion during the three months ended March 31, 2018 compared to the same period in 2017. FX-Neutral net revenue (as defined below) increased 7% during the three months ended March 31, 2018 compared to the same period in 2017. Operating margin decreased to 22.5% for the three months ended March 31, 2018 compared to 23.7% for the same period in 2017. Diluted earnings per share decreased to $0.40 during the three months ended March 31, 2018 compared to $0.94 in the same period in 2017.

We generated cash flow from continuing operating activities of $495 million during the three months ended March 31, 2018 compared to $582 million in the same period in 2017. During the three months ended March 31, 2018, $750 million of 2.500% fixed rate notes due 2018 matured and were repaid.

RESULTS OF OPERATIONS

Net Revenues

We generate two types of net revenues: net transaction revenues and marketing services and other (“MS&O”) revenues. Net transaction revenues are derived principally from final value fees (which are fees payable on transactions closed on our Marketplace and StubHub platforms), listing fees and other service fees. MS&O revenues consist of Marketplace, StubHub and Classifieds revenue principally from the sale of advertisements, vehicles classifieds listing on Marketplace platforms, revenue sharing arrangements, classifieds fees and marketing service fees. Revenues are attributed to U.S. and international geographies primarily based upon the country in which the seller, platform that displays advertising, other service provider or customer, as the case may be, is located. To drive traffic to our platforms, we provide incentives to our users, including discounts, coupons and rewards. If the incentive is generally considered a payment back to a customer it is treated as a reduction in revenue.

The following table presents net revenues by type and geography (in millions, except percentages):

	Three Months Ended March 31,
	2018	2017	% Change
Net Revenues by Type:
Net transaction revenues:
Marketplace (1)	$1,792	$1,609	11%
StubHub	231	206	12%
Total net transaction revenues	2,023	1,815	11%
Marketing services and other revenues:
Marketplace	310	283	9%
Classifieds	246	199	24%
StubHub, Corporate and other	1	6	(85)%
Total marketing services and other revenues	557	488	14%
Total net revenues	$2,580	$2,303	12%

Net Revenues by Geography:
U.S.	$1,074	$990	9%
International	1,506	1,313	15%
Total net revenues	$2,580	$2,303	12%

(1)
Marketplace net transaction revenues were net of $28 million hedging activity during the three months ended March 31, 2018. There were no hedging activities within net revenues during the three months ended March 31, 2017.

The following table presents certain key operating metrics that we believe are significant factors affecting our net transaction revenues (in millions, except percentages):

	Three Months Ended March 31,
	2018	2017	% Change
Supplemental Operating Data:
GMV (1):
Marketplace	$22,547	$19,980	13%
StubHub	1,044	917	14%
Total GMV	$23,591	$20,897	13%

Transaction take rate:
Marketplace (2)	7.95%	8.05%	(0.10)%
StubHub (3)	22.08%	22.50%	(0.42)%
Total transaction take rate (4)	8.57%	8.68%	(0.11)%

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

(2)	We define Marketplace transaction take rate as Marketplace net transaction revenues divided by Marketplace GMV.

(3)	We define StubHub transaction take rate as StubHub net transaction revenues divided by StubHub GMV.

(4)	We define total transaction take rate as total net transaction revenues divided by GMV.

Net Transaction Revenues

The following table presents total net transaction revenues and supplemental operating data (in millions, except percentages):

	Three Months Ended March 31,		% Change
	2018	2017	As Reported	FX-Neutral
Total net transaction revenues	$2,023	$1,815	11%	8%
Percentage of net revenues	78%	79%

Total GMV	$23,591	$20,897	13%	7%
Total transaction take rate	8.57%	8.68%	(0.11)%

The increase in net transaction revenues during the three months ended March 31, 2018 compared to the same period in 2017 was primarily due to an increase in Marketplace GMV, partially offset by a decrease in the total transaction take rate. The total transaction take rate was lower during the three months ended March 31, 2018 compared to the same period in 2017, primarily due to the decrease in Marketplace take rate.

Net transaction revenues earned internationally totaled $1.1 billion and $975 million during the three months ended March 31, 2018 and 2017, respectively, representing 55% and 54% of total net transaction revenues for the respective periods.

Marketplace Net Transaction Revenues

The following table presents Marketplace net transaction revenues and supplemental operating data (in millions, except percentages):

	Three Months Ended March 31,		% Change
	2018	2017	As Reported	FX-Neutral
Marketplace net transaction revenues	$1,792	$1,609	11%	7%

Marketplace GMV	$22,547	$19,980	13%	7%
Marketplace take rate	7.95%	8.05%	(0.10)%

The increase in Marketplace net transaction revenues during the three months ended March 31, 2018 compared to the same period in 2017 was primarily due to Marketplace GMV growth and a favorable impact from foreign currency movements relative to the U.S. dollar. Marketplace transaction take rate was lower during the three months ended March 31, 2018 compared to the same period in 2017, primarily due to category mix and hedging activity, partially offset by a decrease in seller incentives.

StubHub Net Transaction Revenues

The following table presents StubHub net transaction revenues and supplemental operating data (in millions, except percentages):

	Three Months Ended March 31,		% Change
	2018	2017	As Reported	FX-Neutral
StubHub net transaction revenues	$231	$206	12%	11%

StubHub GMV	$1,044	$917	14%	13%
StubHub take rate	22.08%	22.50%	(0.42)%

The increase in StubHub net transaction revenues during the three months ended March 31, 2018 compared to the same period in 2017 was primarily due to an increase in StubHub GMV. The decrease in StubHub transaction take rate during the three months ended March 31, 2018 compared to the same period in 2017 was primarily due to change in event mix. The increase in StubHub GMV during the three months ended March 31, 2018 compared to the same period in 2017 was primarily driven by Sports and Concerts.

Marketing Services and Other Revenues

The following table presents MS&O revenues (in millions, except percentages):

	Three Months Ended March 31,		% Change
	2018	2017	As Reported	FX-Neutral
MS&O revenues:
Marketplace	$310	$283	9%	4%
Classifieds	246	199	24%	10%
StubHub, Corporate and other	1	6	(85)%	(87)%
Total MS&O revenues	$557	$488	14%	5%
Percentage of net revenues	22%	21%

The increase in total MS&O revenues during the three months ended March 31, 2018 compared to the same period in 2017 was primarily driven by an increase in Classifieds MS&O revenues and a favorable impact from foreign currency movements relative to the U.S. dollar.

Marketplace MS&O Revenues

The increase in Marketplace MS&O revenues during the three months ended March 31, 2018 compared to the same period in 2017 was primarily driven by a favorable impact from foreign currency movements relative to the U.S. dollar and an increase in revenues attributable to our first-party inventory program in Korea.

Classifieds MS&O Revenues

The increase in Classifieds MS&O revenues during the three months ended March 31, 2018 compared to the same period in 2017 was primarily driven by increased revenue from our Classifieds platforms in Germany.

Cost of Net Revenues

Cost of net revenues primarily consists of costs associated with customer support, site operations, costs of goods sold and payment processing. Significant components of these costs include employee compensation, contractor costs, facilities costs, depreciation of equipment and amortization expense, inventory program costs, bank transaction fees, and credit card interchange and assessment fees. The following table presents cost of net revenues (in millions, except percentages):

	Three Months Ended March 31,
	2018	2017	% Change
Cost of net revenues	$559	$514	9%
As a percentage of net revenues	21.7%	22.3%

The increase in cost of net revenues during the three months ended March 31, 2018 compared to the same period in 2017 was primarily due to an increase in customer support costs and an increase in costs of goods sold driven by our first-party inventory program in Korea.

Cost of net revenues was unfavorably impacted by $26 million attributable to foreign currency movements relative to the U.S. dollar during the three months ended March 31, 2018 compared to the same period in 2017. There was no hedging activity within cost of net revenues during the three months ended March 31, 2018.

Operating Expenses

The following table presents operating expenses (in millions, except percentages):

	Three Months Ended March 31,
	2018	2017	% Change
Sales and marketing	$756	$648	17%
Percentage of net revenues	29%	28%
Product development	334	278	20%
Percentage of net revenues	13%	12%
General and administrative	270	245	9%
Percentage of net revenues	10%	11%
Provision for transaction losses	72	62	18%
Percentage of net revenues	3%	3%
Amortization of acquired intangible assets	10	9	16%
Total operating expenses	$1,442	$1,242	16%

Operating expenses were unfavorably impacted by $60 million due to foreign currency movements relative to the U.S. dollar in the three months ended March 31, 2018 compared to the same period in 2017. There was no hedging activity within operating expenses during the three months ended March 31, 2018.

Sales and Marketing

Sales and marketing expenses primarily consist of advertising and marketing program costs (both online and offline), employee compensation, certain user coupons and rewards, contractor costs, facilities costs and depreciation on equipment. Online marketing expenses represent traffic acquisition costs in various channels such as paid search, affiliates marketing and display advertising. Offline advertising includes primarily brand campaigns and buyer/seller communications.

The increase in sales and marketing expense during the three months ended March 31, 2018 compared to the same period in 2017 was primarily due to an unfavorable impact from foreign currency movements relative to the U.S. dollar and an increase in buyer incentives.

Product Development

Product development expenses primarily consist of employee compensation, contractor costs, facilities costs and depreciation on equipment. Product development expenses are net of required capitalization of major platform and other product development efforts, including the development and maintenance of our technology platforms. Our top technology priorities include structured data, artificial intelligence and machine learning, virtual and augmented reality, multi-screen capabilities, improved seller tools, buyer experiences and payment intermediation capabilities.

The increase in product development expenses during the three months ended March 31, 2018 compared to the same period in 2017 was primarily due to an increase in employee-related costs.

Capitalized internal use and platform development costs were $37 million in the three months ended March 31, 2018 compared to $34 million for the same period in 2017. These costs are primarily reflected as a cost of net revenues when amortized in future periods.

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

The increase in general and administrative expenses during the three months ended March 31, 2018 compared to the same period in 2017 was primarily due to employee-related costs and an unfavorable impact from foreign currency movements relative to the U.S. dollar.

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

The increase in the provision for transaction losses during the three months ended March 31, 2018 compared to the same period in 2017 was primarily due to higher customer protection program costs.

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

	Three Months Ended March 31,
	2018	2017	% Change
Total interest and other, net	$(32)	$11	**
Percentage of net revenues	(1)%	—%

**	Not meaningful

The decrease in interest and other, net during the three months ended March 31, 2018 compared to the same period in 2017 was primarily attributable to a decrease in foreign exchange gains attributable to our hedging strategy, an increase in interest expense largely attributable to debt issued in 2017 and a gain recognized in the prior year on the sale of an investment.

Income Tax Provision

The following table presents provision for income taxes (in millions, except percentages):

	Three Months Ended March 31,
	2018	2017
Income tax provision (benefit)	$140	$(477)
Effective tax rate	25.6%	(85.4)%

The increase in our effective tax rate for the three months ended March 31, 2018 compared to the same period in 2017 was primarily related to the recognition of deferred tax assets of approximately $695 million as a result of the realignment of our legal structure and the associated tax agreements in the first quarter of 2017. This was partially offset by the benefit of a reduction in the U.S. Federal tax rate from 35% to 21% in 2018.

As a result of the realignment of our legal structure in 2016 and 2017, we no longer benefit from tax rulings previously concluded in several different jurisdictions. Without the benefit of the rulings, the noncash tax impacts of the realignment in our foreign eBay and Classifieds platforms have increased our income tax rate in certain foreign jurisdictions, most significantly Switzerland. The higher rate results from eBay being subject to a higher enacted tax rate for the foreseeable future.

While our tax rate is higher, the realignment allows us to achieve certain foreign cash tax benefits due to the step-up in tax basis achieved in certain foreign jurisdictions. We expect these cash tax benefits to remain consistent, subject to the performance of our foreign platforms, for a period in excess of 10 years. The realignment is expected to extend into 2018 and primarily impact our international entities. However, U.S. tax reform and the new U.S. minimum tax on foreign earnings will reduce our expected consolidated cash tax benefits.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act” or “U.S. tax reform”) was enacted. U.S. tax reform, among other things, reduces the U.S. federal income tax rate from 35% to 21% in 2018, institutes a dividends received deduction for foreign earnings with a related tax for the deemed repatriation of unremitted foreign earnings and creates a new U.S. minimum tax on earnings of foreign subsidiaries. We recognized a provisional income tax charge of $3.1 billion in the fourth quarter of 2017, which was included as a component of the income tax provision on our consolidated statement of income.

We computed the amount based on information available to us, including our expectation that existing foreign basis differences will affect the amount of U.S. minimum tax upon reversal; however, there is still uncertainty as to the application of the Act. As of March 31, 2018, we have not yet completed our analysis of the components of the tax computation, including a complete reconciliation of the book and tax bases in our foreign subsidiaries. As we complete our analysis of U.S. tax reform, we may make adjustments to the provisional amounts, which may materially impact our provision for income taxes from continuing operations in the period in which the adjustments are made. We expect to complete our analysis by the fourth quarter of 2018. No adjustments to the provisional amount recorded in the fourth quarter of 2017 have been made.

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

Non-GAAP Measures of Financial Performance

To supplement our condensed consolidated financial statements presented in accordance with generally accepted accounting principles, we use FX-Neutral net revenues, which are non-GAAP financial measures. Management uses the foregoing non-GAAP measures in reviewing our financial results. We define FX-Neutral net revenues as net revenues minus the exchange rate effect. We define exchange rate effect as the year-over-year impact of foreign currency movements using prior period foreign currency rates applied to current year transactional currency amounts.

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

The following tables set forth a reconciliation of FX-Neutral GMV and FX-Neutral net revenues (each as defined below) to our reported GMV and net revenues for the periods presented (in millions, except percentages):

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	As Reported	Exchange Rate Effect(1)(3)	FX-Neutral(2)	As Reported	As Reported % Change	FX-Neutral % Change
GMV:
Marketplace	$22,547	$1,260	$21,287	$19,980	13%	7%
StubHub	1,044	6	1,038	917	14%	13%
Total GMV	$23,591	$1,266	$22,325	$20,897	13%	7%

Net transaction revenues:
Marketplace	$1,792	$64	$1,728	$1,609	11%	7%
StubHub	231	1	230	206	12%	11%
Total net transaction revenues	2,023	65	1,958	1,815	11%	8%
Marketing services and other revenues:
Marketplace	310	16	294	283	9%	4%
Classifieds	246	28	218	199	24%	10%
StubHub, Corporate and other	1	—	1	6	(85)%	(87)%
Total marketing services and other revenues	557	44	513	488	14%	5%
Total net revenues	$2,580	$109	$2,471	$2,303	12%	7%

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

(3)
Marketplace Exchange Rate Effect was net of $28 million hedging activity during the three months ended March 31, 2018. There were no hedging activities within net revenues during the three months ended March 31, 2017.

Liquidity and Capital Resources

Cash Flows

	Three Months Ended March 31,
	2018	2017
	(In millions)
Net cash provided by (used in):
Operating activities	$495	$582
Investing activities	1,698	(114)
Financing activities	(1,825)	(418)
Effect of exchange rates on cash, cash equivalents and restricted cash	38	114
Net increase in cash, cash equivalents and restricted cash	$406	$164

Operating Activities

Cash provided by operating activities of $495 million in the three months ended March 31, 2018 was primarily attributable to net income of $407 million with adjustments of $179 million in depreciation and amortization, $120 million in stock-based compensation and $72 million in provision for transaction losses, partially offset by adjustments of $29 million for deferred income taxes and a decrease of $254 million in changes in assets and liabilities and other, net of acquisition effects.
Investing Activities

Cash provided by investing activities of $1.7 billion in the three months ended March 31, 2018 was primarily attributable to proceeds of $6.7 billion from the maturities of investments, partially offset by cash paid for purchases of investments of $4.8 billion.

Financing Activities

Cash used in financing activities of $1.8 billion in the three months ended March 31, 2018 was primarily used to repurchase $1.0 billion of common stock and repay $750 million of our outstanding senior notes.

The positive effect of exchange rate movements on cash, cash equivalents and restricted cash was due to the weakening of the U.S. dollar against other currencies, primarily the euro and British pound during the three months ended March 31, 2018 compared to the 2017 year-end rate.

Stock Repurchases

In July 2017, our Board authorized a $3.0 billion stock repurchase program and in January 2018, our Board authorized an additional $6.0 billion stock repurchase program. These stock repurchase programs have no expiration from the date of authorization. Our stock repurchase programs are intended to programmatically offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, to make opportunistic and programmatic repurchases of our common stock to reduce our outstanding share count. Any share repurchases under our stock repurchase programs may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives.

During the three months ended March 31, 2018, we repurchased approximately $1.0 billion of our common stock under our stock repurchase programs. As of March 31, 2018, a total of approximately $6.6 billion remained available for future repurchases of our common stock under our stock repurchase programs.

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

Shelf Registration Statement and Debt

Shelf Registration

As of March 31, 2018, we had an effective shelf registration statement on file with the Securities and Exchange Commission that allows us to issue various types of debt securities, as well as common stock, preferred stock, warrants, depositary shares representing fractional interest in shares of preferred stock, purchase contracts and units from time to time in one or more offerings. Each issuance under the shelf registration statement will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. The registration statement does not limit the amount of securities that may be issued thereunder. Our ability to issue securities is subject to market conditions and other factors including, in the case of our debt securities, our credit ratings and compliance with the covenants in our credit agreement.

Senior Notes

As of March 31, 2018, we had floating- and fixed-rate senior notes outstanding for an aggregate principal amount of $9.3 billion. The net proceeds from the issuances of these senior notes are used for general corporate purposes, including, among other things, capital expenditures, share repurchases, repayment of indebtedness and possible acquisitions. The floating rate notes are not redeemable prior to maturity. On and after March 1, 2021, we may redeem some or all of the 6.000% fixed rate notes due 2056 at any time and from time to time prior to their maturity, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest. We may redeem some or all of the other fixed rate notes of each series at any time and from time to time prior to their maturity, generally at a make-whole redemption price plus accrued and unpaid interest. If a change of control triggering event occurs with respect to the 2.150% fixed rate notes due 2020, the 3.800% fixed rate notes due 2022, the floating rate notes due 2023, the 2.750% fixed rate notes due 2023, the 3.600% fixed rate notes due 2027 or the 6.000% fixed rate notes due 2056, we must, subject to certain exceptions, offer to repurchase all of the notes of the applicable series at a price equal to 101% of the principal amount plus accrued and unpaid interest. For additional details related to our senior notes, please see “Note 8 – Debt” to the condensed consolidated financial statements included in this report.

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

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. As of March 31, 2018, there were no commercial paper notes outstanding.

Credit Agreement

As of March 31, 2018, no borrowings were outstanding under our $2 billion credit agreement. However, as described above, we have an up to $1.5 billion commercial paper program and therefore maintain $1.5 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due. As a result, $500 million of borrowing capacity was available as of March 31, 2018 for other purposes permitted by the credit agreement. The credit agreement includes customary representations, warranties, affirmative and negative covenants, including financial covenants, events of default and indemnification provisions in favor of the banks. The negative covenants include restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case, subject to certain exceptions. The financial covenants require us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio. The events of default include the occurrence of a change of control (as defined in the credit agreement) with respect to us.

We were in compliance with all covenants in our outstanding debt instruments for the three months ended March 31, 2018.

Credit Ratings

As of March 31, 2018, we were rated investment grade by Standard and Poor’s Financial Services, LLC (long-term rated BBB+, short-term rated A-2, with a stable outlook), Moody’s Investor Service (long-term rated Baa1, short-term rated P-2, with a stable outlook), and Fitch Ratings, Inc. (long-term rated BBB, short-term rated F-2, with a stable outlook). We disclose these ratings to enhance the understanding of our sources of liquidity and the effects of our ratings on our costs of funds. Our borrowing costs depend, in part, on our credit ratings and any further actions taken by these credit rating agencies to lower our credit ratings, as described above, will likely increase our borrowing costs.

Liquidity and Capital Resource Requirements

As of March 31, 2018 and December 31, 2017, we had assets classified as cash and cash equivalents, as well as short-term and long-term non-equity investments, in an aggregate amount of $9.8 billion and $11.3 billion, respectively. As of March 31, 2018, this amount included assets held in certain of our foreign operations totaling approximately $8.4 billion. As a result of U.S. tax reform, the $8.4 billion held by our non-U.S. subsidiaries was subject to current tax in the U.S. in 2017. As of March 31, 2018, we have repatriated a portion of these funds to the U.S. As we repatriate these funds to the U.S., we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs. We have accrued provisional deferred taxes for the tax effect of repatriating the funds to the U.S.

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

In February 2018, we announced that we will acquire Giosis’ Japan business, including the Qoo10.jp platform. As part of the transaction, we will relinquish our investment in Giosis’ non-Japanese businesses. We believe the acquisition will allow us to offer Japanese consumers more inventory and grow our international presence. We expect to close the transaction in the second quarter of 2018, subject to customary closing conditions.

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

Off-Balance Sheet Arrangements

As of March 31, 2018, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

We have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under the arrangement. As of March 31, 2018, we had a total of $2.1 billion in cash withdrawals offsetting our $2.3 billion in Aggregate Cash Deposits held within the financial institution under the cash pooling arrangement.

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

Critical Accounting Policies, Judgments and Estimates

Notwithstanding the changes to our revenue recognition policy as a result of adopting Topic 606, there were no significant changes to our critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Revenue Recognition

We may enter into certain revenue transactions that include promises to transfer multiple goods or services including discounts on future services. We also may enter into arrangements to purchase goods and/or services from certain customers. As a result, significant interpretation and judgment is sometimes required to determine the appropriate accounting for these transactions including: (1) whether services are considered distinct performance obligations that should be accounted for separately versus together; (2) developing an estimate of the stand-alone selling price of each distinct performance obligation; (3) whether revenue should be reported gross (as eBay is acting as a principal), or net (as eBay is acting as an agent); (4) when we provide consideration to our customers, determining whether we are receiving a distinct good or service that is separable from the customer’s purchase of our products and/or services and for which we can reasonably estimate fair value; and (5) whether the arrangement would be characterized as revenue or reimbursement of costs incurred. Changes in judgments with respect to these assumptions and estimates could impact the timing or amount of revenue recognition.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to interest rate risk relating to our investments and outstanding debt. We seek to reduce earnings volatility that may result from changes in interest rates.

As of March 31, 2018, approximately 24% of our total cash and investments was held in cash and cash equivalents. As such, changes in interest rates will impact interest income. As discussed below, the fair market values of our fixed rate securities may be adversely affected due to a rise in interest rates, and we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates.

As of March 31, 2018, the balance of our corporate debt and government bond securities was $7.3 billion, which represented approximately 68% of our total cash and investments. Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate investment securities may be adversely impacted due to a rise in interest rates. In general, fixed-rate securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease and may also suffer a decline in market value if interest rates increase. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. A 100 basis point increase or decrease in interest rates would not have a material impact on our financial assets or liabilities as of March 31, 2018.

As of March 31, 2018, we have an aggregate principal amount of $9.3 billion of outstanding senior notes, of which 91% bore interest at fixed rates. We entered into $2.4 billion of interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with $1.15 billion of our 2.200% senior notes due July 2019, $750 million of our 2.875% senior notes due July 2021, and $500 million of our 3.450% senior notes due July 2024 so that the interest payable on those notes effectively became variable based on LIBOR plus a spread. Further changes in interest rates will impact interest expense on any borrowings under our revolving credit facility, which bear interest at floating rates, and the interest rate on any commercial paper borrowings we make and any debt securities we may issue in the future and, accordingly, will impact interest expense. For additional details related to our debt, please see “Note 8 – Debt” to the condensed consolidated financial statements included in this report.

Investment Risk

The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our cash equivalents and short-term and long-term investments in a variety of asset types, including bank deposits, government bonds and corporate debt securities.

As of March 31, 2018, our equity investments totaled $902 million, which represented approximately 8% of our total cash and investments, and were primarily related to equity investments without readily determinable fair values. We review our investments for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value is other-than-temporary. Our analysis includes a review of recent operating results and trends, recent sales/acquisitions of the securities in which we have invested and other publicly available data.

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

We use foreign exchange derivative contracts to help protect our forecasted U.S. dollar-equivalent earnings from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but do not entirely eliminate, the impact of adverse currency exchange rate movements. Most of these contracts are designated as cash flow hedges for accounting purposes. For qualifying cash flow hedges, the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (“AOCI”) and subsequently reclassified into earnings in the same period the forecasted transaction affects earnings. For contracts not designated as cash flow hedges for accounting purposes, the derivative’s gain or loss is recognized immediately in earnings in our condensed consolidated statement of income. However, only certain revenue and costs are eligible for cash flow hedge accounting.

The following table illustrates the fair values of outstanding foreign exchange contracts designated as cash flow hedges and net investment hedges, and the before-tax effect on fair values of a hypothetical adverse change in the foreign exchange rates that existed as of March 31, 2018. The sensitivity for foreign currency contracts is based on a 20% adverse change in foreign exchange rates, against relevant functional currencies.

	Fair Value Asset/(Liability)	Fair Value Sensitivity
	(In millions)
Foreign exchange contracts - Cash flow hedges	$(32)	$(302)
Foreign exchange contracts - Net investment hedges	$7	$(6)

Since our risk management programs are highly effective, the potential loss in value described above would be largely offset by changes in the value of the underlying exposure.

Beginning in the third quarter of 2017, due to the realignment of our legal structure, more currency flows met the GAAP criteria for cash flow hedge accounting. Accordingly, $28 million in qualifying hedging activity was netted against marketplace net transaction revenues during the three months ended March 31, 2018 as compared to zero during the three months ended March 31, 2017.

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

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $29 million as of March 31, 2018 taking into consideration the offsetting effect of foreign exchange forwards in place as of March 31, 2018.

Item 4:	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2018.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Regulatory scrutiny of privacy, user data protection, use of data and data collection is increasing on a global basis. We are subject to a number of privacy and similar laws and regulations in the countries in which we operate and these laws and regulations will likely continue to evolve over time, both through regulatory and legislative action and judicial decisions. For example, the General Data Protection Regulation (“GDPR”) was approved by the European Union Parliament in April 2016 and will be effective in May 2018. The GDPR was designed to harmonize and enhance data privacy laws across Europe. Some of these laws impose requirements that are inconsistent with one another, yet regulators may claim that both apply. Complying with these varying national requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business and violations of privacy-related laws can result in significant penalties. In addition, compliance with these laws may restrict our ability to provide services to our customers that they may find to be valuable. A determination that there have been violations of laws relating to our practices under communications-based laws could expose us to significant damage awards, fines and other penalties that could, individually or in the aggregate, materially harm our business. In particular, because of the enormous number of texts, emails and other communications we send to our users, communications laws that provide a specified monetary damage award or fine for each violation (such as those described below) could result in particularly large awards or fines.

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

Some jurisdictions have implemented, or may implement, laws that require remote sellers of goods and services to collect and remit taxes on sales to customers located within the jurisdiction. On January 12, 2018, the U.S. Supreme Court granted certiorari in South Dakota v. Wayfair, Inc. et al, a case challenging the current law under which online retailers are not required to collect sales tax unless they have a physical presence in the buyer’s state. If the current law is changed, other states may adopt laws requiring sellers to collect and remit sales. The U.S. Supreme Court expects to announce a decision by the end of its current session on June 30, 2018. In addition, the Streamlined Sales Tax Project (an ongoing, multi-year effort by U.S. state and local governments to pursue federal legislation that would require collection and remittance of sales tax by out-of-state sellers) could allow states that meet certain simplification and other criteria to require out-of-state sellers to collect and remit sales taxes on goods purchased by in-state residents. The adoption of such legislation could result in a use tax collection responsibility for certain of our sellers. This collection responsibility and the additional costs associated with complex use tax collection, remittance and audit requirements would make selling on our websites and mobile platforms less attractive for small business retailers and would harm our business, and the proliferation of state legislation to expand sales and use tax collection on Internet sales could adversely affect some of our sellers and indirectly harm our business.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchase activity during the three months ended March 31, 2018 was as follows:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share (3)		Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet be Purchased Under the Programs (2)
January 31, 2018:
Accelerated share repurchase	16,749,869		(1)	16,749,869
February 28, 2018:
Open market purchases	5,837,828	$42.82		5,837,828
March 31, 2018:
Accelerated share repurchase	1,375,949		(1)	1,375,949
Open market purchases	262,235	$39.95		262,235	$6,640,300,721
	24,225,881			24,225,881

(1)
At the end of November 2017, we entered into an accelerated share repurchase agreement (“ASR”) to purchase $750 million of our common stock.16,749,869 shares were delivered in January 2018. In March 2018, the purchase period for this ASR ended and an additional 1,375,949 shares were delivered. In total, 18,125,818 shares were delivered under the November 2017 ASR at an average purchase price of $41.38 per share.

(2)
In July 2017, our Board authorized a $3.0 billion stock repurchase program and in January 2018 our Board authorized an additional $6.0 billion stock repurchase program. These stock repurchase programs have no expiration from the date of authorization.

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
During the three months ended March 31, 2018, we repurchased approximately $1.0 billion of our common stock under our stock repurchase program. As of March 31, 2018, a total of approximately $6.6 billion remained available for future repurchases of our common stock under our stock repurchase program.
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

(3)	Excludes broker commissions.

Item 3:	Defaults Upon Senior Securities

Not applicable.

Item 4:	Mine Safety Disclosures

Not applicable.

Item 5:	Other Information

Not applicable.

Item 6:	Exhibits

The information required by this Item is set forth in the Index of Exhibits of this Quarterly Report.

INDEX TO EXHIBITS

Exhibit Number	Description
10.01	Offer Letter dated December 20, 2017 between Registrant and Jae Hyun Lee.
10.02	Offer Letter dated March 27, 2013 between Registrant and Jae Hyun Lee.
12.01	Statement regarding computation of ratio of earnings to fixed charges.
31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eBay Inc.
Principal Executive Officer:

		By:	/s/ Devin N. Wenig
Devin N. Wenig
President and Chief Executive Officer
Date:	April 26, 2018
Principal Financial Officer:

		By:	/s/ Scott F. Schenkel
Scott F. Schenkel
Senior Vice President, Chief Financial Officer
Date:	April 26, 2018
Principal Accounting Officer:

		By:	/s/ Brian J. Doerger
Brian J. Doerger
Vice President, Chief Accounting Officer
Date:	April 26, 2018