Form 10-Q
period 2018-06-30
EBAY INC
filed 2018-07-19
CIK 1065088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]    No  [x]
As of July 16, 2018, there were 989,549,611 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements
eBay Inc.
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2018	December 31, 2017
	(In millions, except par value)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,619	$2,120
Short-term investments	2,388	3,743
Accounts receivable, net	745	696
Other current assets	1,432	1,185
Total current assets	6,184	7,744
Long-term investments	5,418	6,331
Property and equipment, net	1,576	1,597
Goodwill	5,199	4,773
Intangible assets, net	123	69
Deferred tax assets	5,052	5,199
Other assets	436	273
Total assets	$23,988	$25,986
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$3	$781
Accounts payable	253	330
Accrued expenses and other current liabilities	2,117	2,134
Deferred revenue	151	137
Income taxes payable	84	177
Total current liabilities	2,608	3,559
Deferred tax liabilities	3,290	3,424
Long-term debt	9,201	9,234
Other liabilities	1,743	1,720
Total liabilities	16,842	17,937
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 3,580 shares authorized; 989 and 1,029 shares outstanding	2	2
Additional paid-in capital	15,478	15,293
Treasury stock at cost, 682 and 632 shares	(23,892)	(21,892)
Retained earnings	14,977	13,929
Accumulated other comprehensive income	581	717
Total stockholders’ equity	7,146	8,049
Total liabilities and stockholders’ equity	$23,988	$25,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions, except per share amounts)
	(Unaudited)
Net revenues	$2,640	$2,419	$5,220	$4,722
Cost of net revenues	597	560	1,156	1,074
Gross profit	2,043	1,859	4,064	3,648
Operating expenses:
Sales and marketing	838	727	1,594	1,375
Product development	352	313	686	591
General and administrative	368	267	638	512
Provision for transaction losses	66	63	138	125
Amortization of acquired intangible assets	13	9	23	18
Total operating expenses	1,637	1,379	3,079	2,621
Income from operations	406	480	985	1,027
Interest and other, net	301	(18)	269	(7)
Income before income taxes	707	462	1,254	1,020
Income tax benefit (provision)	(69)	(433)	(209)	44
Income from continuing operations	$638	$29	$1,045	$1,064
Income from discontinued operations, net of income taxes	4	—	4	—
Net income	$642	$29	$1,049	$1,064

Income per share - basic:
Continuing operations	$0.64	$0.03	$1.04	$0.99
Discontinued operations	—	—	—	—
Net income per share - basic	$0.64	$0.03	$1.04	$0.99

Income per share - diluted:
Continuing operations	$0.64	$0.03	$1.03	$0.97
Discontinued operations	—	—	—	—
Net income per share - diluted	$0.64	$0.03	$1.03	$0.97

Weighted-average shares:
Basic	992	1,076	1,001	1,080
Diluted	1,004	1,091	1,016	1,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
	(Unaudited)
Net income	$642	$29	$1,049	$1,064
Other comprehensive income, net of reclassification adjustments:
Foreign currency translation gain (loss)	(325)	345	(193)	676
Unrealized gains (losses) on investments, net	(2)	(29)	(38)	(49)
Tax benefit (expense) on unrealized gains (losses) on investments, net	—	6	10	18
Unrealized gains (losses) on hedging activities, net	137	(64)	108	(98)
Tax benefit (expense) on unrealized gains (losses) on hedging activities, net	(29)	14	(23)	14
Other comprehensive income, net of tax	(219)	272	(136)	561
Comprehensive income	$423	$301	$913	$1,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2018	2017
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income	$1,049	$1,064
Income from discontinued operations, net of income taxes	(4)	—
Adjustments:
Provision for transaction losses	138	125
Depreciation and amortization	349	331
Stock-based compensation	271	238
(Gain) Loss on investments, net	(260)	(28)
Deferred income taxes	(17)	(122)
Change in fair value of warrant	(106)	—
Changes in assets and liabilities, and other, net of acquisition effects	(553)	(327)
Net cash provided by operating activities	867	1,281
Cash flows from investing activities:
Purchases of property and equipment	(342)	(317)
Purchases of investments	(10,365)	(7,603)
Maturities and sales of investments	12,555	5,815
Acquisitions, net of cash acquired	(302)	(20)
Other	1	1
Net cash provided by (used in) investing activities	1,547	(2,124)
Cash flows from financing activities:
Proceeds from issuance of common stock	67	62
Repurchases of common stock	(2,000)	(917)
Tax withholdings related to net share settlements of restricted stock units and awards	(153)	(130)
Proceeds from issuance of long-term debt, net	—	2,484
Repayment of debt	(750)	—
Other	(31)	15
Net cash provided by (used in) financing activities	(2,867)	1,514
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(51)	151
Net increase (decrease) in cash, cash equivalents and restricted cash	(504)	822
Cash, cash equivalents and restricted cash at beginning of period	2,140	1,835
Cash, cash equivalents and restricted cash at end of period	$1,636	$2,657

Supplemental cash flow disclosures:
Cash paid for:
Interest	$162	$131
Income taxes	$454	$163
Noncash investing activities:
Relinquishment of equity method investment	$266	$—

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to provisions for transaction losses, legal contingencies, income taxes, revenue recognition, stock-based compensation, investments, goodwill and the recoverability of intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Significant Accounting Policies

Notwithstanding the changes to our Investments, Derivatives Instruments and Revenue Recognition policies, there were no significant changes to our significant accounting policies disclosed in Note 1, The Company and Summary of Significant Accounting Policies of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Our equity investments are primarily investments in privately-held companies. Our condensed consolidated results of operations include, as a component of interest and other, net, our share of the net income or loss of the equity investments accounted for under the equity method of accounting. Our share of investees’ results of operations is not significant for any period presented. Equity investments without readily determinable fair values are accounted for at cost, less impairment and adjusted for subsequent observable price changes obtained from orderly transactions for identical or similar investments issued by the same investee. Such changes in the basis of the equity investment are recognized in interest & other, net.

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

In addition, we entered into a warrant agreement with a service provider that, subject to meeting certain conditions, entitles us to acquire a fixed number of shares up to 5% of the service provider’s fully diluted issued and outstanding share capital at a specific date. The warrant is accounted for as a derivative instrument under ASC Topic 815, Derivatives and Hedging.

See “Note 7 - Derivative Instruments” for a full description of our derivative instrument activities and related accounting policies.

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable represents amounts invoiced and revenue recognized prior to invoicing when we have satisfied our performance obligation and have the unconditional right to payment. The allowance for doubtful accounts and authorized credits is estimated based upon our assessment of various factors including historical experience, the age of the accounts receivable balances, current economic conditions and other factors that may affect our customers’ ability to pay. The allowance for doubtful accounts and authorized credits was $100 million and $102 million as of June 30, 2018 and December 31, 2017, respectively.
Deferred revenue consists of fees received related to unsatisfied performance obligations at the end of the period. Due to the generally short-term duration of contracts, the majority of the performance obligations are satisfied in the following reporting period. The amount of revenue recognized for the six month period ended June 30, 2018 that was included in the deferred revenue balance at the beginning of the period was $90 million.

Recently Adopted Accounting Pronouncements

In 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to revenue recognition. This new standard replaces all current GAAP guidance on this topic and eliminates all industry-specific guidance. The new revenue recognition guidance provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. In 2016, the FASB issued several amendments to the standard, including principal versus agent considerations when another party is involved in providing goods or services to a customer and the application of identifying performance obligations. We adopted the standard effective January 1, 2018 using the full retrospective transition method and recast each prior reporting period presented. The cumulative adjustment to retained earnings as of January 1, 2016 was immaterial.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the new standard, we identified one performance obligation related to the core service offered to sellers on our Marketplace platform and believe additional services, mainly to promote or feature listings at the option of sellers, are not distinct within the context of the contract. Accordingly, certain fees paid by sellers for these services will be recognized when the single performance obligation is satisfied or when the contract expires resulting, in some cases, in a change in the timing of recognition. In addition, we made the policy election to consider delivery of tickets in our StubHub business to be fulfillment activities and, consequently, the performance obligation is considered to be satisfied upon payment to sellers. The impact of this policy election will allow an acceleration of revenue recognition for certain users. The total impact resulting from the change in timing of recognition for both the Marketplace and StubHub platforms was an immaterial net increase in transaction revenue for the three and six months ended June 30, 2017, and an increase in deferred revenue of $20 million as of December 31, 2017.

Further, certain incentives such as coupons and rewards provided to certain users from which we do not earn revenue within the context of the identified contract of $90 million and $176 million for the three and six months ended June 30, 2017, respectively, are recognized as sales and marketing expenses, which historically were recorded as a reduction of revenue.

Adoption of this guidance impacted our previously reported results as follows (in millions, except per share data):

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	As Reported	As Adjusted	As Reported	As Adjusted
Net revenues	$2,328	$2,419	$4,545	$4,722
Cost of net revenues	$561	$560	$1,076	$1,074
Sales and marketing	$637	$727	$1,199	$1,375
Net income (loss)	$27	$29	$1,062	$1,064

Net income (loss) per share - basic	$0.03	$0.03	$0.98	$0.99

Net income (loss) per share - diluted	$0.02	$0.03	$0.97	$0.97

In 2016, the FASB issued new guidance related to accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. Further in 2018, the FASB issued certain clarifications related to the application of the new guidance. We anticipate that the adoption of the new standard will increase the volatility of our other income (expense), net, as a result of the remeasurement of equity investments. The Company adopted this guidance in the first quarter of 2018 with no material impact on our condensed consolidated financial statements at adoption.

Recent Accounting Pronouncements Not Yet Adopted

In 2016, the FASB issued new guidance related to accounting for leases. The new guidance requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. Further in 2018, the FASB provided an optional transition practical expedient to not evaluate under the new guidance existing or expired land easements that were not previously accounted for as leases under the current guidance. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are evaluating the impact of adopting this new accounting guidance on our condensed consolidated financial statements.

In 2016, the FASB issued new guidance that requires credit losses on financial assets measured at amortized cost basis to be presented at the net amount expected to be collected, not based on incurred losses. Further, credit losses on available-for-sale debt securities should be recorded through an allowance for credit losses limited to the amount by which fair value is below amortized cost. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption for fiscal years, and interim periods within

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

those fiscal years, beginning after December 15, 2018 is permitted. We are evaluating the impact of adopting this new accounting guidance on our condensed consolidated financial statements.

In 2017, the FASB issued new guidance to simplify the subsequent measurement of goodwill by removing the requirement to perform a hypothetical purchase price allocation to compute the implied fair value of goodwill to measure impairment. Instead, any goodwill impairment will equal the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Further, the guidance eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. This standard is effective for annual or any interim goodwill impairment test in fiscal years beginning after December 15, 2019, with early adoption permitted for impairment tests performed after January 1, 2017. We do not expect the adoption of this standard to have a material impact on our condensed consolidated financial statements.

In 2017, the FASB issued new guidance that will shorten the amortization period for certain callable debt securities held at a premium to the earliest call date to more closely align with expectations incorporated in market pricing. The new guidance will not impact debt securities held at a discount. Adoption of this standard will be made on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. This standard is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those annual reporting periods, with early adoption permitted. While we continue to assess the potential impact of this standard, we do not expect the adoption of this standard to have a material impact on our condensed consolidated financial statements.

In 2018, the FASB issued new guidance that allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act, eliminating the stranded tax effects resulting from the Tax Cuts and Jobs Act. However, the new guidance only applies to the tax effects resulting from the Tax Cuts and Jobs Act and does not change the underlying guidance to recognize the effect of a change in tax laws or rates in income from continuing operations. The amendments are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. We are evaluating the impact of adopting this new accounting guidance on our condensed consolidated financial statements.

In 2018, the FASB issued new guidance to simplify the accounting for nonemployee share-based payment transactions by expanding the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Under the new standard, most of the guidance on stock compensation payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. This standard is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those annual reporting periods, with early adoption permitted. While we continue to assess the potential impact of this standard, we do not expect the adoption of this standard to have a material impact on our condensed consolidated financial statements.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2 — Net Income Per Share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding options and equity incentive awards is reflected in diluted net income (loss) per share by application of the treasury stock method. The calculation of diluted net income (loss) per share excludes all anti-dilutive common shares. The following table sets forth the computation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2018 and 2017 (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Income from continuing operations	$638	$29	$1,045	$1,064
Income from discontinued operations, net of income taxes	4	—	4	—
Net income	$642	$29	$1,049	$1,064
Denominator:
Weighted average shares of common stock - basic	992	1,076	1,001	1,080
Dilutive effect of equity incentive awards	12	15	15	17
Weighted average shares of common stock - diluted	1,004	1,091	1,016	1,097

Income per share - basic:
Continuing operations	$0.64	$0.03	$1.04	$0.99
Discontinued operations	—	—	—	—
Net income per share - basic	$0.64	$0.03	$1.04	$0.99
Income per share - diluted:
Continuing operations	$0.64	$0.03	$1.03	$0.97
Discontinued operations	—	—	—	—
Net income per share - diluted	$0.64	$0.03	$1.03	$0.97
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	15	1	13	16

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3 – Business Combinations

Business Combinations

In May 2018, we completed the acquisition of 100% of Giosis Pte. Ltd.’s (“Giosis”) Japan business, including the Qoo10.jp platform, in exchange for $306 million in cash and the relinquishment of our existing equity method investment in Giosis. We believe the acquisition will allow us to offer Japanese consumers more inventory and grow our international presence. Refer to “Note 6 - Investments” for further details on the relinquishment of our equity method investment in Giosis’ non-Japanese business.

The aggregate purchase consideration was allocated as follows (in millions):

Giosis
Purchased intangible assets	$91
Goodwill	532
Net liabilities	(50)
Total	$573

These allocations were prepared on a preliminary basis and changes to these allocations may occur as additional information becomes available. The goodwill recognized is primarily attributable to expected synergies and the assembled workforce of Giosis. We generally do not expect goodwill to be deductible for income tax purposes.

Our condensed consolidated financial statements include the operating results of Giosis from the date of acquisition. Separate operating results and pro forma results of operations for this acquisition have not been presented as the effect of the acquisition is not material to our financial results.

Note 4 — Goodwill and Intangible Assets

Goodwill

The following table presents goodwill activities during the six months ended June 30, 2018 (in millions):

	December 31, 2017	Goodwill Acquired	Adjustments	June 30, 2018
Goodwill	$4,773	$532	$(106)	$5,199

The adjustments to goodwill during the six months ended June 30, 2018 were primarily due to foreign currency translation.

Intangible Assets

The components of identifiable intangible assets as of June 30, 2018 and December 31, 2017 are as follows (in millions, except years):

	June 30, 2018				December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Intangible assets:
Customer lists and user base	$523	$(431)	$92	5	$458	$(430)	$28	5
Marketing related	590	(577)	13	5	607	(587)	20	5
Developed technologies	279	(266)	13	3	273	(258)	15	3
All other	158	(153)	5	4	156	(150)	6	4
Total	$1,550	$(1,427)	$123		$1,494	$(1,425)	$69

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense for intangible assets was $18 million and $16 million for the three months ended June 30, 2018 and 2017, respectively. Amortization expense for intangible assets was $34 million and $32 million for the six months ended June 30, 2018 and 2017, respectively.

Expected future intangible asset amortization as of June 30, 2018 is as follows (in millions):

Fiscal year:
Remaining 2018	$31
2019	49
2020	34
2021	9
Thereafter	—
Total	$123

Note 5 — Segments

We have one operating and reportable segment. Our chief operating decision maker reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The following table sets forth the breakdown of net revenues by type for the three and six months ended June 30, 2018 and 2017 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net transaction revenues:
Marketplace	$1,837	$1,679	$3,629	$3,288
StubHub	240	229	471	435
Total net transaction revenues	2,077	1,908	4,100	3,723
Marketing services and other revenues:
Marketplace	298	283	608	566
Classifieds	259	219	505	418
StubHub, Corporate and other	6	9	7	15
Total marketing services and other revenues	563	511	1,120	999
Total net revenues	$2,640	$2,419	$5,220	$4,722

The following table summarizes the allocation of net revenues based on geography for the three and six months ended June 30, 2018 and 2017 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenues by geography:
U.S.	$1,055	$1,005	$2,129	$1,995
United Kingdom	369	329	725	640
Germany	407	353	799	684
South Korea	304	269	587	514
Rest of world	505	463	980	889
Total net revenues	$2,640	$2,419	$5,220	$4,722

Net revenues, inclusive of the effects of foreign exchange during each period, are attributed to U.S. and international geographies primarily based upon the country in which the seller, platform that displays advertising, other service provider or customer, as the case may be, is located.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6 — Investments

The following tables summarize the unrealized gains and losses and estimated fair value of our investments classified as available-for-sale as of June 30, 2018 and December 31, 2017 (in millions):

	June 30, 2018
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Restricted cash	$17	$—	$—	$17
Corporate debt securities	2,376	1	(6)	2,371
	$2,393	$1	$(6)	$2,388
Long-term investments:
Corporate debt securities	4,598	5	(53)	4,550
	$4,598	$5	$(53)	$4,550

	December 31, 2017
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Restricted cash	$20	$—	$—	$20
Corporate debt securities	3,726	1	(4)	3,723
	$3,746	$1	$(4)	$3,743
Long-term investments:
Corporate debt securities	5,458	12	(24)	5,446
	$5,458	$12	$(24)	$5,446

Investment securities in a continuous loss position for greater than 12 months had an estimated fair value of $430 million and $9 million of unrealized losses as of June 30, 2018 and an estimated fair value of $360 million and an immaterial amount of unrealized losses as of December 31, 2017. Refer to “Note 14 - Accumulated Other Comprehensive Income” for amounts reclassified to earnings from unrealized gains and losses.

The estimated fair values of our short-term and long-term investments classified as available-for-sale by date of contractual maturity as of June 30, 2018 are as follows (in millions):

June 30, 2018
One year or less (including restricted cash of $17)	$2,388
One year through two years	2,127
Two years through three years	1,478
Three years through four years	640
Four years through five years	305
$6,938

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity investments

Our equity investments are reported in long-term investments on our condensed consolidated balance sheet. The following table provides a summary of our equity investments as of June 30, 2018 and December 31, 2017 (in millions):

	June 30, 2018	December 31, 2017
Equity investments without readily determinable fair values	$859	$872
Equity investments under the equity method of accounting	9	13
Total equity investments	$868	$885

During the second quarter of 2018, we relinquished our existing equity method investment in Giosis as part of the exchange for the acquisition of Giosis’ Japan business. The gain upon relinquishment of $266 million was recorded in interest and other, net on our condensed consolidated statement of income. Refer to “Note 3 - Business Combinations” for further details on the acquisition. Changes in our equity investments without determinable fair values typically include foreign currency translation.

In May 2018, we announced our intent to sell our ownership interest in Flipkart. We expect to close the transaction in the second half of 2018, subject to regulatory approval.

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

Cash Flow Hedges

For derivative instruments that are designated as cash flow hedges, the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (“AOCI”) and subsequently reclassified into earnings in the same period the forecasted transaction affects earnings. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Unrealized gains and losses in AOCI associated with such derivative instruments are immediately reclassified into earnings. As of June 30, 2018, we have estimated that approximately $44 million of net derivative gain related to our cash flow hedges included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

Net Investment Hedges

For derivative instruments that are designated as net investment hedges, the derivative’s gain or loss is initially reported in the translation adjustments component of AOCI and is reclassified to net earnings in the period in which the hedged subsidiary is either sold or substantially liquidated.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Warrant

We entered into a warrant agreement with a service provider that, subject to meeting certain conditions, entitles us to acquire a fixed number of shares up to 5% of the service providers fully diluted issued and outstanding share capital at a specific date. The warrant has a term of seven years and will vest in a series of four tranches, at a specified price per share upon meeting significant milestones on a calendar year basis. If and when the relevant milestone is reached, the warrant becomes exercisable with respect to the corresponding tranche of warrant shares up until the warrant expiration date of January 31, 2025. The maximum number of tranches that can vest in one calendar year is two.

The warrant is accounted for as a derivative under ASC Topic 815, Derivatives and Hedging. We report the warrant at fair value within other assets in our condensed consolidated balance sheets and changes in the fair value of the warrant are recognized in interest and other, net in our condensed consolidated statement of income. The day-one value attributable to the warrant, which was recorded as a deferred credit, is reported within other liabilities in our condensed consolidated balance sheets and will be amortized over the life of the warrant.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Derivative Contracts

The fair values of our outstanding derivative instruments as of June 30, 2018 and December 31, 2017 were as follows (in millions):

	Balance Sheet Location	June 30, 2018	December 31, 2017
Derivative Assets:
Foreign exchange contracts designated as cash flow hedges	Other Current Assets	$87	$16
Foreign exchange contracts designated as net investment hedges	Other Current Assets	11	—
Foreign exchange contracts not designated as hedging instruments	Other Current Assets	52	10
Warrant	Other Assets	150	—
Interest rate contracts designated as fair value hedges	Other Assets	—	2
Total derivative assets		$300	$28

Derivative Liabilities:
Foreign exchange contracts designated as cash flow hedges	Other Current Liabilities	$—	$18
Foreign exchange contracts not designated as hedging instruments	Other Current Liabilities	45	11
Interest rate contracts designated as fair value hedges	Other Liabilities	37	—
Total derivative liabilities		$82	$29

Total fair value of derivative instruments		$218	$(1)

Under the master netting agreements with the respective counterparties to our derivative contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis on our condensed consolidated balance sheet. As of June 30, 2018, the potential effect of rights of set-off associated with the foreign exchange contracts would be an offset to both assets and liabilities by $45 million, resulting in net derivative assets of $105 million and net derivative liabilities of zero.

Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following tables present the activity of derivative contracts that qualify for hedge accounting as of June 30, 2018 and December 31, 2017, and the impact of these derivative contracts on AOCI for the six months ended June 30, 2018 and 2017 (in millions):

	December 31, 2017	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Amount of Gain (Loss) Reclassified From AOCI to Earnings	June 30, 2018
Foreign exchange contracts designated as cash flow hedges	$(57)	$59	$(49)	$51

	December 31, 2016	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Amount of Gain (Loss) Reclassified From AOCI to Earnings	June 30, 2017
Foreign exchange contracts designated as cash flow hedges	$54	$(63)	$35	$(44)

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effect of Derivative Contracts on Condensed Consolidated Statement of Income

The following table provides a summary of the total gain (loss) recognized in the condensed consolidated statement of income from our foreign exchange derivative contracts by location (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Foreign exchange contracts designated as cash flow hedges recognized in net revenues	$(21)	$—	$(49)	$—
Foreign exchange contracts designated as cash flow hedges recognized in cost of net revenues and operating expenses	—	4	—	11
Foreign exchange contracts designated as cash flow hedges recognized in interest and other, net	—	11	—	24
Foreign exchange contracts not designated as hedging instruments recognized in interest and other, net	4	(4)	2	(8)
Total gain (loss) recognized from foreign exchange derivative contracts in the condensed consolidated statement of income	$(17)	$11	$(47)	$27

The following table provides a summary of the total gain (loss) recognized in the condensed consolidated statement of income from our interest rate derivative contracts by location (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Gain (loss) from interest rate contracts designated as fair value hedges recognized in interest and other, net	$(9)	$8	$(39)	$1
Gain (loss) from hedged items attributable to hedged risk recognized in interest and other, net	9	(8)	39	(1)
Total gain (loss) recognized from interest rate derivative contracts in the condensed consolidated statement of income	$—	$—	$—	$—

The following table provides a summary of the total gain recognized in the condensed consolidated statement of income due to changes in the fair value of the warrant (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Gain attributable to changes in the fair value of warrant recognized in interest and other, net	$106	$—	$106	$—

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notional Amounts of Derivative Contracts

Derivative transactions are measured in terms of the notional amount, but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. The notional amount is generally not exchanged, but is used only as the basis on which the value of foreign exchange payments under these contracts are determined. The following table provides the notional amounts of our outstanding derivatives as of June 30, 2018 and December 31, 2017 (in millions):

	June 30, 2018	December 31, 2017
Foreign exchange contracts designated as cash flow hedges	$1,936	$1,990
Foreign exchange contracts designated as net investment hedges	210	—
Foreign exchange contracts not designated as hedging instruments	3,542	2,349
Interest rate contracts designated as fair value hedges	2,400	2,400
Total	$8,088	$6,739

Credit Risk

Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the arrangement. We seek to mitigate such risk by limiting our counterparties to, and by spreading the risk across, major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis. To further limit credit risk, we also enter into collateral security arrangements related to certain interest rate derivative instruments whereby collateral is posted between counterparties if the fair value of the derivative instrument exceeds certain thresholds. Additional collateral would be required in the event of a significant credit downgrade by either party. We are not required to pledge, nor are we entitled to receive, collateral related to our foreign exchange derivative transactions. As of June 30, 2018, we had neither pledged nor received collateral related to our interest rate derivative transactions.

Note 8 — Fair Value Measurement of Assets and Liabilities

The following tables present our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 (in millions):

	June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$1,619	$1,619	$—	$—
Short-term investments:
Restricted cash	17	17	—	—
Corporate debt securities	2,371	—	2,371	—
Total short-term investments	2,388	17	2,371	—
Derivatives	300	—	150	150
Long-term investments:
Corporate debt securities	4,550	—	4,550	—
Total long-term investments	4,550	—	4,550	—
Total financial assets	$8,857	$1,636	$7,071	$150

Liabilities:
Derivatives	$82	$—	$82	$—

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash and cash equivalents	$2,120	$2,120	$—
Short-term investments:
Restricted cash	20	20	—
Corporate debt securities	3,723	—	3,723
Total short-term investments	3,743	20	3,723
Derivatives	28	—	28
Long-term investments:
Corporate debt securities	5,446	—	5,446
Total long-term investments	5,446	—	5,446
Total financial assets	$11,337	$2,140	$9,197

Liabilities:
Derivatives	$29	$—	$29

Our financial assets and liabilities are valued using market prices on both active markets (Level 1), less active markets (Level 2) and little or no market activity (Level 3). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. Level 3 instrument valuations typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability. We did not have any transfers of financial instruments between valuation levels during the six months ended June 30, 2018.

The majority of our derivative instruments are valued using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as equity prices, interest rate yield curves, option volatility and currency rates. Our warrant, which is accounted for as a derivative instrument, is valued using a Black-Scholes model. Key assumptions used in the valuation include risk-free interest rates; the service provider’s common stock price, equity volatility and common stock outstanding; exercise price; and details specific to the warrant. The value is also probability adjusted for management assumptions with respect to meeting the processing volume milestone targets. Refer to “Note 7 - Derivative Instruments” for further details on our derivative instruments.

Other financial instruments, including accounts receivable and accounts payable, are carried at cost, which approximates their fair value because of the short-term nature of these instruments.

The following table presents a reconciliation of the opening to closing balance of assets measured using significant unobservable inputs (Level 3) as of June 30, 2018 (in millions):

June 30, 2018
Opening balance as of January 1, 2018	$—
Recognition of warrant	44
Change in fair value	106
Closing balance as of June 30, 2018	$150

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9 — Debt

The following table summarizes the carrying value of our outstanding debt (in millions, except percentages):

	Coupon	As of	Effective	As of	Effective
	Rate	June 30, 2018	Interest Rate	December 31, 2017	Interest Rate
Long-Term Debt
Floating Rate Notes:
Senior notes due 2019	LIBOR plus 0.48%	$400	2.838%	$400	1.955%
Senior notes due 2023	LIBOR plus 0.87%	400	3.229%	400	2.349%

Fixed Rate Notes:
Senior notes due 2018	2.500%	—		750	2.775%
Senior notes due 2019	2.200%	1,150	2.346%	1,150	2.346%
Senior notes due 2020	3.250%	500	3.389%	500	3.389%
Senior notes due 2020	2.150%	500	2.344%	500	2.344%
Senior notes due 2021	2.875%	750	2.993%	750	2.993%
Senior notes due 2022	3.800%	750	3.989%	750	3.989%
Senior notes due 2022	2.600%	1,000	2.678%	1,000	2.678%
Senior notes due 2023	2.750%	750	2.866%	750	2.866%
Senior notes due 2024	3.450%	750	3.531%	750	3.531%
Senior notes due 2027	3.600%	850	3.689%	850	3.689%
Senior notes due 2042	4.000%	750	4.114%	750	4.114%
Senior notes due 2056	6.000%	750	6.547%	750	6.547%
Total senior notes		9,300		10,050
Hedge accounting fair value adjustments		(37)		2
Unamortized discount and debt issuance costs		(62)		(68)
Less: Current portion of long-term debt		—		(750)
Total long-term debt		9,201		9,234

Short-Term Debt
Current portion of long-term debt		—		750
Other indebtedness		3		31
Total short-term debt		3		781
Total Debt		$9,204		$10,015

Senior Notes

During the six months ended June 30, 2018, $750 million of 2.500% fixed rate notes due 2018 matured and were repaid.

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

The effective interest rates for our senior notes include the interest payable, the amortization of debt issuance costs and the amortization of any original issue discount on these senior notes. Interest on these senior notes is payable either quarterly or semiannually. Interest expense associated with these senior notes, including amortization of debt issuance costs, was approximately $79 million and $74 million during the three months ended June 30, 2018 and 2017, respectively, and $160 million and $142 million during the six months ended June 30, 2018 and 2017, respectively.

As of June 30, 2018 and December 31, 2017, the estimated fair value of these senior notes, using Level 2 inputs, was approximately $9.1 billion and $10.1 billion, respectively.

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. As of June 30, 2018, there were no commercial paper notes outstanding.

Credit Agreement

As of June 30, 2018, no borrowings were outstanding under our $2 billion credit agreement. However, as described above, we have an up to $1.5 billion commercial paper program and therefore maintain $1.5 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due. As a result, $500 million of borrowing capacity was available as of June 30, 2018 for other purposes permitted by the credit agreement. The credit agreement includes customary representations, warranties, affirmative and negative covenants, including financial covenants, events of default and indemnification provisions in favor of the banks. The negative covenants include restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case, subject to certain exceptions. The financial covenants require us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio. The events of default include the occurrence of a change of control (as defined in the credit agreement) with respect to us.

We were in compliance with all covenants in our outstanding debt instruments during the six months ended June 30, 2018.

Note 10 — Commitments and Contingencies

Off-Balance Sheet Arrangements

As of June 30, 2018, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

We have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

income under the arrangement. As of June 30, 2018, we had a total of $1.5 billion in cash withdrawals offsetting our $1.5 billion in Aggregate Cash Deposits held within the financial institution under the cash pooling arrangement.

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

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable were not material for the six months ended June 30, 2018. Except as otherwise noted for the proceedings described in this Note 10, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to significant uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material.

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In the ordinary course of business, we have included limited indemnification provisions in certain of our agreements with parties with which we have commercial relations, including our standard marketing, promotions and application-programming-interface license agreements. Under these contracts, we generally indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with claims by a third party with respect to our domain names, trademarks, logos and other branding elements to the extent that such marks are applicable to our performance under the subject agreement. In certain cases, we have agreed to provide indemnification for intellectual property infringement. It is not possible to determine the maximum potential loss under these indemnification provisions due to our limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, losses recorded in our condensed consolidated statement of income in connection with our indemnification provisions have not been significant, either individually or collectively.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2017, our Board authorized a $3.0 billion stock repurchase program and in January 2018, our Board authorized an additional $6.0 billion stock repurchase program. These stock repurchase programs have no expiration from the date of authorization. The stock repurchase activity under our stock repurchase programs during the six months ended June 30, 2018 is summarized as follows (in millions, except per share amounts):

	Shares Repurchased (1)	Average Price per Share (2)	Value of Shares Repurchased	Remaining Amount Authorized
Balance as of January 1, 2018				$1,651
Authorization of additional plan in January 2018				6,000
Repurchase of shares of common stock	50	$40.05	$2,000	(2,000)
Balance as of June 30, 2018				$5,651

(1)	These repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. None of the repurchased shares of common stock have been retired.

(2)	Excludes broker commissions.

Note 12 — Employee Benefit Plans

Restricted Stock Unit Activity

The following table presents restricted stock unit (“RSU”) activity (including performance-based RSUs that have been earned) under our equity incentive plans as of and for the six months ended June 30, 2018 (in millions):

Units
Outstanding as of January 1, 2018	42
Awarded	17
Vested	(12)
Forfeited	(3)
Outstanding as of June 30, 2018	44

The weighted average grant date fair value for RSUs awarded during the six months ended June 30, 2018 was $40.19 per share.

Stock-Based Compensation Expense

The impact on our results of operations of recording stock-based compensation expense for the three and six months ended June 30, 2018 and 2017 was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of net revenues	$16	$15	$29	$26
Sales and marketing	31	28	56	49
Product development	58	50	103	86
General and administrative	46	44	83	77
Total stock-based compensation expense	$151	$137	$271	$238
Capitalized in product development	$4	$3	$7	$6

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act” or “U.S. tax reform”) was enacted. U.S. tax reform, among other things, reduces the U.S. federal income tax rate from 35% to 21% in 2018, institutes a dividends received deduction for foreign earnings with a related tax for the deemed repatriation of unremitted foreign earnings and creates a new U.S. minimum tax on earnings of foreign subsidiaries. We recognized a provisional income tax charge of $3.1 billion in the fourth quarter of 2017, which was included as a component of the income tax provision on our condensed consolidated statement of income.

We computed the amount based on information available to us, including our expectation that existing foreign basis differences will affect the amount of U.S. minimum tax upon reversal; however, there is still uncertainty as to the application of the Act. As of June 30, 2018, we have not yet completed our analysis of the components of the tax computation, including a complete reconciliation of the book and tax bases in our foreign subsidiaries. As we complete our analysis of U.S. tax reform, we may make adjustments to the provisional amounts, which may materially impact our provision for income taxes from continuing operations in the period in which the adjustments are made. We expect to complete our analysis by the fourth quarter of 2018. No adjustments to the provisional amount recorded in the fourth quarter of 2017 have been made.

In 2018, certain foreign earnings will not be subject to U.S. federal income tax on a current basis as a result of differences between U.S. GAAP and U.S. tax treatment. Management intends to indefinitely reinvest those earnings. The amount expected to be indefinitely reinvested in 2018 is between $200 million and $300 million. The related unrecognized deferred tax liability would be approximately 24% of the indefinitely reinvested earnings.

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion invalidating the regulations relating to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was issued by the Tax Court in December 2015. The IRS is appealing the decision and filed its arguments opposing the Tax Court decision in June 2016. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits or obligations, and the risk of the Tax Court’s decision being overturned upon appeal, we have not recorded any benefit or expense as of June 30, 2018. We will continue to monitor ongoing developments and potential impacts to our condensed consolidated financial statements.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14 — Accumulated Other Comprehensive Income

The following tables summarize the changes in AOCI for the three and six months ended June 30, 2018 and 2017 (in millions):

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of March 31, 2018	$(86)	$(51)	$880	$57	$800
Other comprehensive income (loss) before reclassifications	116	(2)	(325)	(24)	(235)
Less: Amount of gain (loss) reclassified from AOCI	(21)	—	—	5	(16)
Net current period other comprehensive income (loss)	137	(2)	(325)	(29)	(219)
Balance as of June 30, 2018	$51	$(53)	$555	$28	$581

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2017	$(57)	$(15)	$748	$41	$717
Other comprehensive income (loss) before reclassifications	59	(39)	(193)	(2)	(175)
Less: Amount of gain (loss) reclassified from AOCI	(49)	(1)	—	11	(39)
Net current period other comprehensive income (loss)	108	(38)	(193)	(13)	(136)
Balance at June 30, 2018	$51	$(53)	$555	$28	$581

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of March 31, 2017	$20	$31	$101	$13	$165
Other comprehensive income (loss) before reclassifications	(49)	(24)	345	20	292
Less: Amount of gain (loss) reclassified from AOCI	15	5	—	—	20
Net current period other comprehensive income (loss)	(64)	(29)	345	20	272
Balance as of June 30, 2017	$(44)	$2	$446	$33	$437

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2016	$54	$51	$(230)	$1	$(124)
Other comprehensive income (loss) before reclassifications	(63)	(32)	676	32	613
Less: Amount of gain (loss) reclassified from AOCI	35	17	—	—	52
Net current period other comprehensive income (loss)	(98)	(49)	676	32	561
Balance as of June 30, 2017	$(44)	$2	$446	$33	$437

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides details about reclassifications out of AOCI for the three and six months ended June 30, 2018 and 2017 (in millions):

Details about AOCI Components	Affected Line Item in the Statement of Income	Amount of Gain (Loss) Reclassified From AOCI
		Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
Gains (losses) on cash flow hedges - foreign exchange contracts	Net Revenues	$(21)	$—	$(49)	$—
	Cost of net revenues	—	1	—	3
	Sales and marketing	—	—	—	1
	Product development	—	2	—	5
	General and administrative	—	1	—	2
	Interest and other, net	—	11	—	24
	Total, from continuing operations before income taxes	(21)	15	(49)	35
	Provision for income taxes	5	—	11	—
	Total, net of income taxes	(16)	15	(38)	35

Unrealized gains (losses) on investments	Interest and other, net	—	5	(1)	17
	Total, before income taxes	—	5	(1)	17
	Provision for income taxes	—	—	—	—
	Total, net of income taxes	—	5	(1)	17

Total reclassifications for the period	Total, net of income taxes	$(16)	$20	$(39)	$52

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15 — Restructuring

The following table summarizes restructuring reserve activity during the six months ended June 30, 2018 (in millions):

Employee Severance and Benefits
Accrued liability as of January 1, 2018	$—
Charges	84
Other	(15)
Accrued liability as of June 30, 2018	$69

In June 2018, management approved a plan to implement a strategic reduction of our existing global workforce. The reduction was substantially completed in the second quarter of 2018. The Company incurred pre-tax restructuring charges of approximately $84 million. The restructuring charges, which primarily related to employee severance and benefits, were aggregated in general and administrative expenses in the condensed consolidated statement of income.

During the six months ended June 30, 2018 we recorded $15 million in settlements of previous contractual commitments. No restructuring charges were recognized during the six months ended June 30, 2017.

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

Seasonality

We expect transaction activity patterns on our platforms to mirror general consumer buying patterns and expect that these trends will continue. The following table sets forth, for the periods presented, our total net revenues and the sequential quarterly movements of these net revenues (in millions, except percentages):

	Quarter Ended
	March 31	June 30	September 30	December 31
2016
Net revenues	$2,216	$2,309	$2,299	$2,474
Percent change from prior quarter	(5)%	4%	0%	8%
2017
Net revenues	$2,303	$2,419	$2,498	$2,707
Percent change from prior quarter	(7)%	5%	3%	8%
2018
Net revenues	$2,580	$2,640
Percent change from prior quarter	(5)%	2%

Impact of Foreign Currency Exchange Rates

Our commerce platforms operate globally, resulting in certain revenues that are denominated in foreign currencies, primarily the euro, British pound, Korean won and Australian dollar, subjecting us to foreign currency risk, which may adversely impact our financial results. Because of this and the fact that we generated a majority of our net revenues internationally, including the six months ended June 30, 2018 and 2017, we are subject to the risks related to doing business in foreign countries as discussed under “Part II - Item 1A: Risk Factors.”

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

The effect of foreign currency exchange rate movements during the three months ended June 30, 2018 compared to the same period in 2017 was attributable to the weakening of the U.S. dollar against other currencies, primarily the euro, British pound and Korean won.

Quarter Highlights

Net revenues increased 9% to $2.6 billion during the three months ended June 30, 2018 compared to the same period in 2017. FX-Neutral net revenue (as defined below) increased 6% during the three months ended June 30, 2018 compared to the same period in 2017. Operating margin decreased to 15.4% for the three months ended June 30, 2018 compared to 19.8% for the same period in 2017. Diluted earnings per share increased to $0.64 during the three months ended June 30, 2018 compared to $0.03 in the same period in 2017.

We generated cash flow from continuing operating activities of $372 million during the three months ended June 30, 2018 compared to $699 million in the same period in 2017. In addition, we recognized a $266 million gain as part of the Giosis acquisition.

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

The following table presents net revenues by type and geography (in millions, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
Net Revenues by Type:
Net transaction revenues:
Marketplace (1)	$1,837	$1,679	9%	$3,629	$3,288	10%
StubHub	240	229	5%	471	435	8%
Total net transaction revenues	2,077	1,908	9%	4,100	3,723	10%
Marketing services and other revenues:
Marketplace	298	283	6%	608	566	7%
Classifieds	259	219	18%	505	418	21%
StubHub, Corporate and other	6	9	(34)%	7	15	(54)%
Total marketing services and other revenues	563	511	10%	1,120	999	12%
Total net revenues	$2,640	$2,419	9%	$5,220	$4,722	11%

Net Revenues by Geography:
U.S.	$1,055	$1,005	5%	$2,129	$1,995	7%
International	1,585	1,414	12%	3,091	2,727	13%
Total net revenues	$2,640	$2,419	9%	$5,220	$4,722	11%

(1)
Marketplace net transaction revenues were net of $21 million and $49 million hedging activity during the three and six months ended June 30, 2018. There were no hedging activities within net revenues during the three and six months ended June 30, 2017.

The following table presents certain key operating metrics that we believe are significant factors affecting our net transaction revenues (in millions, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
Supplemental Operating Data:
GMV (1):
Marketplace	$22,569	$20,392	11%	$45,116	$40,372	12%
StubHub	1,060	1,009	5%	2,104	1,926	9%
Total GMV	$23,629	$21,401	10%	$47,220	$42,298	12%

Transaction take rate:
Marketplace (2)	8.14%	8.24%	(0.10)%	8.04%	8.14%	(0.10)%
StubHub (3)	22.68%	22.67%	0.01%	22.38%	22.59%	(0.21)%
Total transaction take rate (4)	8.79%	8.92%	(0.13)%	8.68%	8.80%	(0.12)%

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

(2)	We define Marketplace transaction take rate as Marketplace net transaction revenues divided by Marketplace GMV.

(3)	We define StubHub transaction take rate as StubHub net transaction revenues divided by StubHub GMV.

(4)	We define total transaction take rate as total net transaction revenues divided by GMV.

Net Transaction Revenues

The following table presents total net transaction revenues and supplemental operating data (in millions, except percentages):

	Three Months Ended June 30,		% Change		Six Months Ended June 30,		% Change
	2018	2017	As Reported	FX-Neutral	2018	2017	As Reported	FX-Neutral
Total net transaction revenues	$2,077	$1,908	9%	7%	$4,100	$3,723	10%	7%
Percentage of net revenues	79%	79%			79%	79%

Total GMV	$23,629	$21,401	10%	7%	$47,220	$42,298	12%	7%
Total transaction take rate	8.79%	8.92%	(0.13)%		8.68%	8.80%	(0.12)%

The increase in net transaction revenues during the three and six months ended June 30, 2018 compared to the same periods in 2017 was primarily due to an increase in Marketplace GMV and a favorable impact from foreign currency movements relative to the U.S. dollar. The total transaction take rate was lower during the three and six months ended June 30, 2018 compared to the same periods in 2017, primarily due to the decrease in Marketplace take rate.

Net transaction revenues earned internationally totaled $1.2 billion and $1.0 billion during the three months ended June 30, 2018 and 2017, respectively, representing 56% and 55% of total net transaction revenues for the respective periods. Net transaction revenues earned internationally totaled $2.3 billion and $2.0 billion during the six months ended June 30, 2018 and 2017, respectively, representing 55% and 54% of total net transaction revenues for the respective periods.

Marketplace Net Transaction Revenues

The following table presents Marketplace net transaction revenues and supplemental operating data (in millions, except percentages):

	Three Months Ended June 30,		% Change		Six Months Ended June 30,		% Change
	2018	2017	As Reported	FX-Neutral	2018	2017	As Reported	FX-Neutral
Marketplace net transaction revenues	$1,837	$1,679	9%	7%	$3,629	$3,288	10%	7%

Marketplace GMV	$22,569	$20,392	11%	7%	$45,116	$40,372	12%	7%
Marketplace take rate	8.14%	8.24%	(0.10)%		8.04%	8.14%	(0.10)%

The increase in Marketplace net transaction revenues during the three and six months ended June 30, 2018 compared to the same periods in 2017 was primarily due to Marketplace GMV growth and a favorable impact from foreign currency movements relative to the U.S. dollar. Marketplace transaction take rate was lower during the three and six months ended June 30, 2018 compared to the same periods in 2017, primarily due to category mix and hedging activity.

StubHub Net Transaction Revenues

The following table presents StubHub net transaction revenues and supplemental operating data (in millions, except percentages):

	Three Months Ended June 30,		% Change		Six Months Ended June 30,		% Change
	2018	2017	As Reported	FX-Neutral	2018	2017	As Reported	FX-Neutral
StubHub net transaction revenues	$240	$229	5%	5%	$471	$435	8%	8%

StubHub GMV	$1,060	$1,009	5%	5%	$2,104	$1,926	9%	9%
StubHub take rate	22.68%	22.67%	0.01%		22.38%	22.59%	(0.21)%

The increase in StubHub net transaction revenues during the three months ended June 30, 2018 compared to the same period in 2017 was primarily due to an increase in StubHub GMV. The increase in StubHub GMV during the three months ended June 30, 2018 compared to the same period in 2017 was primarily driven by Sports, partially offset by Concerts. The increase in StubHub transaction take rate during the three months ended June 30, 2018 compared to the same period in 2017 was primarily due to pricing changes, partially offset by an increase in buyer incentives.

The increase in StubHub net transaction revenues during the six months ended June 30, 2018 compared to the same period in 2017 was primarily due to an increase in StubHub GMV. The increase in StubHub GMV during the six months ended June 30, 2018 compared to the same period in 2017 was primarily driven by Sports and Concerts. The decrease in StubHub transaction take rate during the six months ended June 30, 2018 compared to the same period in 2017 was primarily due to change in event mix.

Marketing Services and Other Revenues

The following table presents MS&O revenues (in millions, except percentages):

	Three Months Ended June 30,		% Change		Six Months Ended June 30,		% Change
	2018	2017	As Reported	FX-Neutral	2018	2017	As Reported	FX-Neutral
MS&O revenues:
Marketplace	$298	$283	6%	2%	$608	$566	7%	3%
Classifieds	259	219	18%	10%	505	418	21%	10%
StubHub, Corporate and other	6	9	(34)%	(37)%	7	15	(54)%	(56)%
Total MS&O revenues	$563	$511	10%	5%	$1,120	$999	12%	5%
Percentage of net revenues	21%	21%			21%	21%

The increase in total MS&O revenues during the three and six months ended June 30, 2018 compared to the same periods in 2017 was primarily driven by a favorable impact from foreign currency movements relative to the U.S. dollar and an increase in Classifieds MS&O revenues.

Marketplace MS&O Revenues

The increase in Marketplace MS&O revenues during the three months ended June 30, 2018 compared to the same period in 2017 was primarily driven by a favorable impact from foreign currency movements relative to the U.S. dollar, an increase in revenues from seller services and an increase in revenues attributable to our first-party inventory program in Korea, partially offset by a decrease in advertising revenues.

The increase in Marketplace MS&O revenues during the six months ended June 30, 2018 compared to the same period in 2017 was primarily driven by a favorable impact from foreign currency movements relative to the U.S. dollar and an increase in revenues attributable to our first-party inventory program in Korea.

Classifieds MS&O Revenues

The increase in Classifieds MS&O revenues during the three and six months ended June 30, 2018 compared to the same periods in 2017 was primarily driven by increased revenue from our Classifieds platforms in Germany.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
Cost of net revenues	$597	$560	6%	$1,156	$1,074	8%
As a percentage of net revenues	22.6%	23.2%		22.1%	22.7%

The increase in cost of net revenues during the three months ended June 30, 2018 compared to the same period in 2017 was primarily due to an increase in site operation costs and an increase in costs of goods sold driven by our first-party inventory program in Korea.

The increase in cost of net revenues during the six months ended June 30, 2018 compared to the same periods in 2017 was primarily due to an increase in site operation and customer service costs, and an increase in costs of goods sold driven by our first-party inventory program in Korea.

Cost of net revenues was unfavorably impacted by $15 million and $41 million attributable to foreign currency movements relative to the U.S. dollar during the three and six months ended June 30, 2018 compared to the same periods in 2017. There was no hedging activity within cost of net revenues during the three and six months ended June 30, 2018.

Operating Expenses

The following table presents operating expenses (in millions, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
Sales and marketing	$838	$727	15%	$1,594	$1,375	16%
Percentage of net revenues	32%	30%		31%	29%
Product development	352	313	12%	686	591	16%
Percentage of net revenues	13%	13%		13%	13%
General and administrative	368	267	39%	638	512	24%
Percentage of net revenues	14%	11%		12%	11%
Provision for transaction losses	66	63	4%	138	125	11%
Percentage of net revenues	2%	3%		3%	3%
Amortization of acquired intangible assets	13	9	40%	23	18	29%
Total operating expenses	$1,637	$1,379	19%	$3,079	$2,621	17%

Operating expenses were unfavorably impacted by $34 million and $94 million due to foreign currency movements relative to the U.S. dollar in the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. There was no hedging activity within operating expenses during the three and six months ended June 30, 2018.

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

The increase in sales and marketing expense during the three and six months ended June 30, 2018 compared to the same periods in 2017 was primarily due to an increase in marketing program costs and an unfavorable impact from foreign currency movements relative to the U.S. dollar.

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

The increase in product development expenses during the three and six months ended June 30, 2018 compared to the same periods in 2017 was primarily due to an increase in employee-related costs.

Capitalized internal use and platform development costs were $36 million and $73 million in the three and six months ended June 30, 2018 compared to $33 million and $67 million for the same periods in 2017. These costs are primarily reflected as a cost of net revenues when amortized in future periods.

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

The increase in general and administrative expenses during the three and six months ended June 30, 2018 compared to the same periods in 2017 was primarily due to restructuring costs related to our global workforce reduction. For additional details related to the restructuring, refer to “Note 15 – Restructuring” to the condensed consolidated financial statements included in this report.

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

The increase in the provision for transaction losses during the three and six months ended June 30, 2018 compared to the same periods in 2017 was primarily due to higher customer protection program costs.

Interest and Other, Net

Interest and other, net primarily consists of interest earned on cash, cash equivalents and investments, as well as foreign exchange transaction gains and losses, gains and losses due to changes in fair value of the warrant received from a service provider, our portion of operating results from investments accounted for under the equity method of accounting, investment gain/loss on acquisitions or disposals and interest expense, consisting of interest charges on any amounts borrowed and commitment fees on unborrowed amounts under our credit agreement and interest expense on our outstanding debt securities and commercial paper, if any. The following table presents interest and other, net (in millions, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
Total interest and other, net	$301	$(18)	**	$269	$(7)	**
Percentage of net revenues	11%	(1)%		5%	—%

**	Not meaningful

The increase in interest and other, net during the three months ended June 30, 2018 compared to the same period in 2017 was primarily attributable to the gain recognized on the relinquishment of our existing equity method investment in Giosis and gain recognized due to the change in fair value of the warrant.

The increase in interest and other, net during the six months ended June 30, 2018 compared to the same period in 2017 was primarily attributable to the gain recognized on the relinquishment of our existing equity method investment in Giosis and gain recognized due to the change in fair value of the warrant, partially offset by a decrease in foreign exchange gains attributable to our hedging strategy and an increase in interest expense largely attributable to debt issued in 2017.

Income Tax Provision

The following table presents provision for income taxes (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income tax provision (benefit)	$69	$433	$209	$(44)
Effective tax rate	9.7%	93.6%	16.6%	(4.3)%

The decrease in our effective tax rate for the three months ended June 30, 2018 compared to the same period in 2017 was primarily related to the prior year impact of a noncash income tax charge of $311 million caused by the foreign exchange remeasurement of our deferred tax assets that did not recur in 2018 and our ongoing international legal entity realignment that mitigated the impact of U.S. tax reform on foreign tax credit utilization. In addition, the gain recognized as a result of the relinquishment of our existing equity method investment in Giosis is not subject to U.S. federal income tax on a current basis.

The increase in our effective tax rate for the six months ended June 30, 2018 compared to the same period in 2017 was primarily related to the recognition in the first quarter of 2017 of deferred tax assets of approximately $695 million as a result of our legal entity realignment and the associated tax agreements. This was partially offset by the prior year impact of a noncash income tax charge of $311 million caused by the foreign exchange remeasurement of our deferred tax assets that did not recur in 2018 and our ongoing international legal entity realignment that mitigated the impact of U.S. tax reform on foreign tax credit utilization. In addition, the gain recognized as a result of the relinquishment of our existing equity method investment in Giosis is not subject to U.S. federal income tax on a current basis.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act” or “U.S. tax reform”) was enacted. U.S. tax reform, among other things, reduces the U.S. federal income tax rate from 35% to 21% in 2018, institutes a dividends received deduction for foreign earnings with a related tax for the deemed repatriation of unremitted foreign earnings and creates a new U.S. minimum tax on earnings of foreign subsidiaries. We recognized a provisional income tax charge of $3.1 billion in the fourth quarter of 2017, which was included as a component of the income tax provision on our condensed consolidated statement of income.

We computed the amount based on information available to us, including our expectation that existing foreign basis differences will affect the amount of U.S. minimum tax upon reversal; however, there is still uncertainty as to the application of the Act. As of June 30, 2018, we have not yet completed our analysis of the components of the tax computation, including a complete reconciliation of the book and tax bases in our foreign subsidiaries. As we complete our analysis of U.S. tax reform, we may make adjustments to the provisional amounts, which may materially impact our provision for income taxes from continuing operations in the period in which the adjustments are made. We expect to complete our analysis by the fourth quarter of 2018. No adjustments to the provisional amount recorded in the fourth quarter of 2017 have been made.

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

The following tables set forth a reconciliation of FX-Neutral GMV and FX-Neutral net revenues (each as defined below) to our reported GMV and net revenues for the periods presented (in millions, except percentages):

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	As Reported	Exchange Rate Effect(1)(3)	FX-Neutral(2)	As Reported	As Reported % Change	FX-Neutral % Change
GMV:
Marketplace	$22,569	$822	$21,747	$20,392	11%	7%
StubHub	1,060	4	1,056	1,009	5%	5%
Total GMV	$23,629	$826	$22,803	$21,401	10%	7%

Net transaction revenues:
Marketplace	$1,837	$42	$1,795	$1,679	9%	7%
StubHub	240	1	239	229	5%	5%
Total net transaction revenues	2,077	43	2,034	1,908	9%	7%
Marketing services and other revenues:
Marketplace	298	10	288	283	6%	2%
Classifieds	259	17	242	219	18%	10%
StubHub, Corporate and other	6	—	6	9	(34)%	(37)%
Total marketing services and other revenues	563	27	536	511	10%	5%
Total net revenues	$2,640	$70	$2,570	$2,419	9%	6%

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	As Reported	Exchange Rate Effect(1)(3)	FX-Neutral(2)	As Reported	As Reported % Change	FX-Neutral % Change
GMV:
Marketplace	$45,116	$2,082	$43,034	$40,372	12%	7%
StubHub	2,104	10	2,094	1,926	9%	9%
Total GMV	$47,220	$2,092	$45,128	$42,298	12%	7%

Net transaction revenues:
Marketplace	$3,629	$106	$3,523	$3,288	10%	7%
StubHub	471	2	469	435	8%	8%
Total net transaction revenues	4,100	108	3,992	3,723	10%	7%
Marketing services and other revenues:
Marketplace	608	26	582	566	7%	3%
Classifieds	505	45	460	418	21%	10%
StubHub, Corporate and other	7	—	7	15	(54)%	(56)%
Total marketing services and other revenues	1,120	71	1,049	999	12%	5%
Total net revenues	$5,220	$179	$5,041	$4,722	11%	7%

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

(3)
Marketplace Exchange Rate Effect was net of $21 million and $49 million hedging activity during the three and six months ended June 30, 2018. There were no hedging activities within net revenues during the three and six months ended June 30, 2017.

Liquidity and Capital Resources

Cash Flows

	Six Months Ended June 30,
	2018	2017
	(In millions)
Net cash provided by (used in):
Operating activities	$867	$1,281
Investing activities	1,547	(2,124)
Financing activities	(2,867)	1,514
Effect of exchange rates on cash, cash equivalents and restricted cash	(51)	151
Net increase (decrease) in cash, cash equivalents and restricted cash	$(504)	$822

Operating Activities

Cash provided by operating activities of $867 million in the six months ended June 30, 2018 was primarily attributable to net income of $1.0 billion with adjustments of $349 million in depreciation and amortization, $271 million in stock-based compensation and $138 million in provision for transaction losses, partially offset by a decrease of $553 million in changes in assets and liabilities and other, net of acquisition effects, and adjustments of $260 million for gain on investments, $106 million for changes in fair value of the warrant and $17 million for deferred income taxes.

Cash provided by continuing operating activities of $1.3 billion in the six months ended June 30, 2017 was primarily due to net income of $1.1 billion with adjustments of $331 million in depreciation and amortization, $125 million in provision for transaction losses, and $238 million in stock-based compensation, partially offset by a net income adjustment decrease of $122 million related to deferred income taxes and a decrease of $327 million in changes in assets and liabilities and other, net of acquisition effects.

Investing Activities

Cash provided by investing activities of $1.5 billion in the six months ended June 30, 2018 was primarily attributable to proceeds of $12.6 billion from the maturities of investments, partially offset by cash paid for purchases of investments of $10.4 billion, property and equipment of $342 million and acquisitions of $302 million.

Cash used in continuing investing activities of $2.1 billion in the six months ended June 30, 2017 was primarily due to cash paid for purchases of investments of $7.6 billion and property and equipment of $317 million, partially offset by proceeds of $5.8 billion from the maturities and sale of investments.

Financing Activities

Cash used in financing activities of $2.9 billion in the six months ended June 30, 2018 was primarily used to repurchase $2.0 billion of common stock and repay $750 million of our outstanding senior notes.

Cash provided by continuing financing activities of $1.5 billion in the six months ended June 30, 2017 was primarily due to cash proceeds of $2.5 billion from the issuance of senior notes, partially offset by cash used to repurchase $917 million of common stock.

The negative effect of exchange rate movements on cash, cash equivalents and restricted cash was due to the strengthening of the U.S. dollar against other currencies, primarily the euro and Korean won during the six months ended June 30, 2018 compared to the 2017 year-end rate.

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

During the six months ended June 30, 2018, we repurchased approximately $2.0 billion of our common stock under our stock repurchase programs. As of June 30, 2018, a total of approximately $5.7 billion remained available for future repurchases of our common stock under our stock repurchase programs.

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

Shelf Registration Statement and Debt

Shelf Registration

As of June 30, 2018, we had an effective shelf registration statement on file with the Securities and Exchange Commission that allows us to issue various types of debt securities, as well as common stock, preferred stock, warrants, depositary shares representing fractional interest in shares of preferred stock, purchase contracts and units from time to time in one or more offerings. Each issuance under the shelf registration statement will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. The registration statement does not limit the amount of securities that may be issued thereunder. Our ability to issue securities is subject to market conditions and other factors including, in the case of our debt securities, our credit ratings and compliance with the covenants in our credit agreement.

Senior Notes

As of June 30, 2018, we had floating- and fixed-rate senior notes outstanding for an aggregate principal amount of $9.3 billion. The net proceeds from the issuances of these senior notes are used for general corporate purposes, including, among other things, capital expenditures, share repurchases, repayment of indebtedness and possible acquisitions. The floating rate notes are not redeemable prior to maturity. On and after March 1, 2021, we may redeem some or all of the 6.000% fixed rate notes due 2056 at any time and from time to time prior to their maturity, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest. We may redeem some or all of the other fixed rate notes of each series at any time and from time to time prior to their maturity, generally at a make-whole redemption price plus accrued and unpaid interest. If a change of control triggering event occurs with respect to the 2.150% fixed rate notes due 2020, the 3.800% fixed rate notes due 2022, the floating rate notes due 2023, the 2.750% fixed rate notes due 2023, the 3.600% fixed rate notes due 2027 or the 6.000% fixed rate notes due 2056, we must, subject to certain exceptions, offer to repurchase all of the notes of the applicable series at a price equal to 101% of the principal amount plus accrued and unpaid interest. For additional details related to our senior notes, please see “Note 9 – Debt” to the condensed consolidated financial statements included in this report.

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

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. As of June 30, 2018, there were no commercial paper notes outstanding.

Credit Agreement

As of June 30, 2018, no borrowings were outstanding under our $2 billion credit agreement. However, as described above, we have an up to $1.5 billion commercial paper program and therefore maintain $1.5 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due. As a result, $500 million of borrowing capacity was available as of June 30, 2018 for other purposes permitted by the credit agreement. The credit agreement includes customary representations, warranties, affirmative and negative covenants, including financial covenants, events of default and indemnification provisions in favor of the banks. The negative covenants include restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case, subject to certain exceptions. The financial covenants require us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio. The events of default include the occurrence of a change of control (as defined in the credit agreement) with respect to us.

We were in compliance with all covenants in our outstanding debt instruments for the six months ended June 30, 2018.

Credit Ratings

As of June 30, 2018, we were rated investment grade by Standard and Poor’s Financial Services, LLC (long-term rated BBB+, short-term rated A-2, with a stable outlook), Moody’s Investor Service (long-term rated Baa1, short-term rated P-2, with a stable outlook), and Fitch Ratings, Inc. (long-term rated BBB, short-term rated F-2, with a stable outlook). We disclose these ratings to enhance the understanding of our sources of liquidity and the effects of our ratings on our costs of funds. Our borrowing costs depend, in part, on our credit ratings and any further actions taken by these credit rating agencies to lower our credit ratings, as described above, will likely increase our borrowing costs.

Liquidity and Capital Resource Requirements

As of June 30, 2018 and December 31, 2017, we had assets classified as cash and cash equivalents, as well as short-term and long-term non-equity investments, in an aggregate amount of $8.6 billion and $11.3 billion, respectively. As of June 30, 2018, this amount included assets held in certain of our foreign operations totaling approximately $8.0 billion. As a result of U.S. tax reform, the $8.0 billion held by our non-U.S. subsidiaries was subject to current tax in the U.S. in 2017. As of June 30, 2018, we have repatriated a portion of these funds to the U.S. As we repatriate these funds to the U.S., we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs. We have accrued provisional deferred taxes for the tax effect of repatriating the funds to the U.S.

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

In May 2018, we announced our intent to sell our ownership interest in Flipkart. We expect to close the transaction in the second half of 2018, subject to regulatory approval.

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

Off-Balance Sheet Arrangements

As of June 30, 2018, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

We have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under the arrangement. As of June 30, 2018, we had a total of $1.5 billion in cash withdrawals offsetting our $1.5 billion in Aggregate Cash Deposits held within the financial institution under the cash pooling arrangement.

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

In the ordinary course of business, we have included limited indemnification provisions in certain of our agreements with parties with which we have commercial relations, including our standard marketing, promotions and application-programming-interface license agreements. Under these contracts, we generally indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with claims by a third party with respect to our domain names, trademarks, logos and other branding elements to the extent that such marks are applicable to our performance under the subject agreement. In certain cases, we have agreed to provide indemnification for intellectual property infringement. It is not possible to determine the maximum potential loss under these indemnification provisions due to our limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, losses recorded in our condensed consolidated statement of income in connection with our indemnification provisions have not been significant, either individually or collectively.

Critical Accounting Policies, Judgments and Estimates

Notwithstanding the changes to our revenue recognition policy as a result of adopting ASC Topic 606, Revenue from Contracts with Customers, there were no significant changes to our critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

As of June 30, 2018, approximately 17% of our total cash and investments was held in cash and cash equivalents. As such, changes in interest rates will impact interest income. As discussed below, the fair market values of our fixed rate securities may be adversely affected due to a rise in interest rates, and we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates.

As of June 30, 2018, the balance of our corporate debt and government bond securities was $6.9 billion, which represented approximately 73% of our total cash and investments. Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate investment securities may be adversely impacted due to a rise in interest rates. In general, fixed-rate securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease and may also suffer a decline in market value if interest rates increase. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. A 100 basis point increase or decrease in interest rates would not have a material impact on our financial assets or liabilities as of June 30, 2018.

As of June 30, 2018, we have an aggregate principal amount of $9.3 billion of outstanding senior notes, of which 91% bore interest at fixed rates. We entered into $2.4 billion of interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with $1.15 billion of our 2.200% senior notes due July 2019, $750 million of our 2.875% senior notes due July 2021, and $500 million of our 3.450% senior notes due July 2024 so that the interest payable on those notes effectively became variable based on LIBOR plus a spread. Further changes in interest rates will impact interest expense on any borrowings under our revolving credit facility, which bear interest at floating rates, and the interest rate on any commercial paper borrowings we make and any debt securities we may issue in the future and, accordingly, will impact interest expense. For additional details related to our debt, see “Note 9 – Debt” to the condensed consolidated financial statements included in this report.

Equity Price Risk

Investments

The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our cash equivalents and short-term and long-term investments in a variety of asset types, including bank deposits, government bonds and corporate debt securities.

As of June 30, 2018, our equity investments totaled $868 million, which represented approximately 9% of our total cash and investments, and were primarily related to equity investments without readily determinable fair values. We review our investments for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value is other-than-temporary. Our analysis includes a review of recent operating results and trends, recent sales/acquisitions of the securities in which we have invested and other publicly available data.

Warrant

We entered into a warrant agreement with a service provider, which subject to meeting certain conditions, entitles us to acquire a fixed number of shares up to 5% of the service providers fully diluted issued and outstanding share capital. The warrant is accounted for as a derivative instrument under ASC Topic 815, Derivatives and Hedging. Changes in the service provider’s common stock price and equity volatility may have a significant impact on the value of the warrant. As of June 30, 2018, a one dollar change in the service provider’s common stock, holding other factors constant, would increase or decrease the fair value of the warrant by approximately $1 million. For additional details related to the warrant, please see “Note 7 – Derivative Instruments” to our condensed consolidated financial statements included in this report.

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

We have a foreign exchange exposure management program designed to identify material foreign currency exposures, manage these exposures and reduce the potential effects of currency fluctuations on our reported condensed consolidated cash flows and results of operations through the purchase of foreign currency exchange contracts. The effectiveness of the program and resulting usage of foreign exchange derivative contracts is at times limited by our ability to achieve cash flow hedge accounting. For additional details related to our derivative instruments, please see “Note 7 – Derivative Instruments” to our condensed consolidated financial statements included in this report.

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

The following table illustrates the fair values of outstanding foreign exchange contracts designated as cash flow hedges and net investment hedges, and the before-tax effect on fair values of a hypothetical adverse change in the foreign exchange rates that existed as of June 30, 2018. The sensitivity for foreign currency contracts is based on a 20% adverse change in foreign exchange rates, against relevant functional currencies.

	Fair Value Asset/(Liability)	Fair Value Sensitivity
	(In millions)
Foreign exchange contracts - Cash flow hedges	$87	$(224)
Foreign exchange contracts - Net investment hedges	$11	$(9)

Since our risk management programs are highly effective, the potential loss in value described above would be largely offset by changes in the value of the underlying exposure.

Beginning in the third quarter of 2017, due to the realignment of our legal structure, more currency flows met the GAAP criteria for cash flow hedge accounting. Accordingly, $21 million and $49 million in qualifying hedging activity was netted against marketplace net transaction revenues during the three and six months ended June 30, 2018 as compared to zero during the same periods in 2017.

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

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $52 million as of June 30, 2018 taking into consideration the offsetting effect of foreign exchange forwards in place as of June 30, 2018.

Item 4:	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2018.

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

You should carefully review the following discussion of the risks that may affect our business, results of operations and financial condition, as well as our condensed consolidated financial statements and notes thereto and the other information appearing in this report, for important information regarding risks that affect us.

Risk Factors That May Affect our Business, Results of Operations and Financial Condition

Our operating and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations and cash flows, as well as the trading price of our common stock and debt securities.

Our operating and financial results have varied on a quarterly basis during our operating history and may continue to fluctuate significantly as a result of a variety of factors, including as a result of the risks set forth in this “Risk Factors” section. It is difficult for us to forecast the level or source of our revenues or earnings (loss) accurately. In view of the rapidly evolving nature of our business, period-to-period comparisons of our operating results may not be meaningful, and you should not rely upon them as an indication of future performance. We do not have backlog, and substantially all of our net revenues each quarter come from transactions involving sales during that quarter. Due to the inherent difficulty in forecasting revenues, it is also difficult to forecast expenses as a percentage of net revenues. Quarterly and annual expenses as a percentage of net revenues reflected in our condensed consolidated financial statements may be significantly different from historical or projected rates. Our operating results in one or more future quarters may fall below the expectations of securities analysts and investors. The trading price of our common stock and debt securities could decline, perhaps substantially, as a result of the factors described in this paragraph.

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

Regulatory scrutiny of privacy, user data protection, use of data and data collection is increasing on a global basis. We are subject to a number of privacy and similar laws and regulations in the countries in which we operate and these laws and regulations will likely continue to evolve over time, both through regulatory and legislative action and judicial decisions. For example, the General Data Protection Regulation (“GDPR”) was approved by the European Union Parliament in April 2016 and became effective in May 2018. The GDPR was designed to harmonize and enhance data privacy laws across Europe. Some of these laws impose requirements that are inconsistent with one another, yet regulators may claim that both apply. Complying with these varying national requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business and violations of privacy-related laws can result in significant penalties. In addition, compliance with these laws may restrict our ability to provide services to our customers that they may find to be valuable. A determination that there have been violations of laws relating to our practices under communications-based laws could expose us to significant damage awards, fines and other penalties that could, individually or in the aggregate, materially harm our business. In particular, because of the enormous number of texts, emails and other communications we send to our users, communications laws that provide a specified monetary damage award or fine for each violation (such as those described below) could result in particularly large awards or fines.

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

Our ability to make payments of principal of and interest on our indebtedness depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our condensed consolidated results of operations and financial condition, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to, among other things:

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

The application of indirect taxes (such as sales and use tax, value-added tax (“VAT”), goods and services tax, business tax and gross receipt tax) to ecommerce businesses and to our users is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the adoption and growth of the Internet and ecommerce. In many cases, it is not clear how existing statutes apply to the Internet or ecommerce. In addition, many state and foreign governments are increasingly looking for ways to increase revenues, which has resulted in discussions about tax reform and other legislative action to increase tax revenues, including through the imposition of new taxes on gross revenues and through indirect taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain.

Some jurisdictions have implemented, or may implement, laws that require remote sellers of goods and services to collect and remit taxes on sales to customers located within the jurisdiction. On June 21, 2018, the U.S. Supreme Court decided South Dakota v. Wayfair, Inc. et al, a case challenging the current law under which online retailers are not required to collect sales tax unless they have a physical presence in the buyer’s state. This decision will now allow states to adopt laws requiring sellers to collect and remit sales tax, even in states in which the seller has no presence. In addition, the Streamlined Sales Tax Project (an ongoing, multi-year effort by U.S. state and local governments to pursue federal legislation that would require collection and remittance of sales tax by out-of-state sellers) could allow states that meet certain simplification and other criteria to require out-of-state sellers to collect and remit sales taxes on goods purchased by in-state residents. The adoption of any such laws or legislation could result in a use tax collection responsibility for certain of our sellers. This collection responsibility and the additional costs associated with complex use tax collection, remittance and audit requirements would make selling on our websites and mobile platforms less attractive for small business retailers and would harm our business, and the proliferation of state legislation to expand sales and use tax collection on Internet sales could adversely affect some of our sellers and indirectly harm our business.

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

Acquisitions, dispositions, joint ventures, strategic partnerships, and strategic investments could result in operating difficulties and could harm our business or impact our financial results.

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

•
the acquisition of new customer and employee personal information by us or a third party acquiring assets or businesses from us, which in and of itself may require regulatory approval and or additional controls, policies and procedures and subject us to additional exposure; and

•
our dependence on the acquired business’ accounting, financial reporting, operating metrics and similar systems, controls and processes and the risk that errors or irregularities in those systems, controls and processes will lead to errors in our condensed consolidated financial statements or make it more difficult to manage the acquired business.

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

In connection with a strategic partnership agreement, we entered into a warrant agreement with a service provider that entitles us to acquire a fixed number of shares of the service provider’s common stock subject to certain milestones being met. This warrant is accounted for as a derivative instrument under ASC Topic 815, Derivatives and Hedging. Changes in the service provider’s common stock price and equity volatility may have a significant impact on the value of this warrant. We report this warrant on a quarterly basis at fair value in our condensed consolidated balance sheets, and changes in the fair value of this warrant are recognized in our condensed consolidated statement of income. Fluctuations in the service provider’s common stock could result in material changes in the fair value that we report in our condensed consolidated balance sheets and our condensed consolidated statement of income, which could have a material impact on our financial results.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchase activity during the three months ended June 30, 2018 was as follows:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share (3)		Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet be Purchased Under the Programs (2)
April 30, 2018:
Accelerated share repurchase	16,196,646		(1)	16,196,646
Open market purchases	471,510	$38.18		471,510
May 31, 2018:
Open market purchases	4,637,695	$38.02		4,637,695
June 30, 2018:
Accelerated share repurchase	3,239,917		(1)	3,239,917
Open market purchases	1,155,697	$38.94		1,155,697	$5,650,996,289
	25,701,465			25,701,465

(1)
At the end of March 2018, we entered into an accelerated share repurchase agreement (“ASR”) to purchase $750 million of our common stock.16,196,646 shares were delivered in April 2018. In June 2018, the purchase period for this ASR ended and an additional 3,239,917 shares were delivered. In total, 19,436,563 shares were delivered under the ASR at an average purchase price of $38.59 per share.

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
During the three months ended June 30, 2018, we repurchased approximately $989 million of our common stock under our stock repurchase program. As of June 30, 2018, a total of approximately $5.7 billion remained available for future repurchases of our common stock under our stock repurchase program.
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

(3)	Excludes broker commissions.

Item 3:	Defaults Upon Senior Securities

Not applicable.

Item 4:	Mine Safety Disclosures

Not applicable.

Item 5:	Other Information

Not applicable.

Item 6:	Exhibits

The information required by this Item is set forth in the Index of Exhibits of this Quarterly Report.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amendment to the Amended and Restated Bylaws of the Company, effective May 14, 2018.
10.01	Offer Letter dated June 13, 2018 between registrant and Steve Fisher.
12.01	Statement regarding computation of ratio of earnings to fixed charges.
31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eBay Inc.
Principal Executive Officer:

		By:	/s/ Devin N. Wenig
Devin N. Wenig
President and Chief Executive Officer
Date:	July 19, 2018
Principal Financial Officer:

		By:	/s/ Scott F. Schenkel
Scott F. Schenkel
Senior Vice President, Chief Financial Officer
Date:	July 19, 2018
Principal Accounting Officer:

		By:	/s/ Brian J. Doerger
Brian J. Doerger
Vice President, Chief Accounting Officer
Date:	July 19, 2018