Form 10-Q
period 2018-09-30
EBAY INC
filed 2018-10-31
CIK 1065088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [x]    No  [ ]

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  [x]    No  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[x]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]
		Emerging growth company	[ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]    No  [x]
As of October 29, 2018, there were 962,827,199 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements
eBay Inc.
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2018	December 31, 2017
	(In millions, except par value)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,086	$2,120
Short-term investments	2,752	3,743
Accounts receivable, net	761	696
Other current assets	1,364	1,185
Total current assets	6,963	7,744
Long-term investments	4,276	6,331
Property and equipment, net	1,580	1,597
Goodwill	5,170	4,773
Intangible assets, net	106	69
Deferred tax assets	4,992	5,199
Other assets	565	273
Total assets	$23,652	$25,986
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$1,546	$781
Accounts payable	225	330
Accrued expenses and other current liabilities	1,989	2,134
Deferred revenue	163	137
Income taxes payable	83	177
Total current liabilities	4,006	3,559
Deferred tax liabilities	3,316	3,424
Long-term debt	7,661	9,234
Other liabilities	1,740	1,720
Total liabilities	16,723	17,937
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 3,580 shares authorized; 963 and 1,029 shares outstanding	2	2
Additional paid-in capital	15,571	15,293
Treasury stock at cost, 711 and 632 shares	(24,893)	(21,892)
Retained earnings	15,699	13,929
Accumulated other comprehensive income	550	717
Total stockholders’ equity	6,929	8,049
Total liabilities and stockholders’ equity	$23,652	$25,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions, except per share amounts)
	(Unaudited)
Net revenues	$2,649	$2,498	$7,869	$7,220
Cost of net revenues	608	557	1,764	1,631
Gross profit	2,041	1,941	6,105	5,589
Operating expenses:
Sales and marketing	852	719	2,446	2,094
Product development	307	316	993	907
General and administrative	248	254	886	766
Provision for transaction losses	65	68	203	193
Amortization of acquired intangible assets	13	10	36	28
Total operating expenses	1,485	1,367	4,564	3,988
Income from operations	556	574	1,541	1,601
Interest and other, net	392	120	661	113
Income before income taxes	948	694	2,202	1,714
Income tax provision	(228)	(174)	(437)	(130)
Income from continuing operations	720	520	1,765	1,584
Income from discontinued operations, net of income taxes	1	—	5	—
Net income	$721	$520	$1,770	$1,584

Income per share - basic:
Continuing operations	$0.74	$0.49	$1.78	$1.48
Discontinued operations	—	—	—	—
Net income per share - basic	$0.74	$0.49	$1.78	$1.48

Income per share - diluted:
Continuing operations	$0.73	$0.48	$1.76	$1.45
Discontinued operations	—	—	—	—
Net income per share - diluted	$0.73	$0.48	$1.76	$1.45

Weighted-average shares:
Basic	974	1,062	992	1,074
Diluted	983	1,078	1,005	1,091

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
	(Unaudited)
Net income	$721	$520	$1,770	$1,584
Other comprehensive income, net of reclassification adjustments:
Foreign currency translation gain (loss)	(25)	115	(218)	791
Unrealized gains (losses) on investments, net	8	7	(30)	(42)
Tax benefit (expense) on unrealized gains (losses) on investments, net	(2)	(2)	8	16
Unrealized gains (losses) on hedging activities, net	(16)	(24)	92	(122)
Tax benefit (expense) on unrealized gains (losses) on hedging activities, net	4	5	(19)	19
Other comprehensive income/(loss), net of tax	(31)	101	(167)	662
Comprehensive income	$690	$621	$1,603	$2,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2018	2017
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income	$1,770	$1,584
Income from discontinued operations, net of income taxes	(5)	—
Adjustments:
Provision for transaction losses	203	193
Depreciation and amortization	524	504
Stock-based compensation	396	356
Gain on sale of business	—	(167)
Gain on investments, net	(572)	(21)
Deferred income taxes	81	(39)
Change in fair value of warrant	(232)	—
Changes in assets and liabilities, and other, net of acquisition effects	(738)	(252)
Net cash provided by continuing operating activities	1,427	2,158
Net cash used in discontinued operating activities	(2)	—
Net cash provided by operating activities	1,425	2,158
Cash flows from investing activities:
Purchases of property and equipment	(521)	(474)
Purchases of investments	(16,177)	(11,276)
Maturities and sales of investments	18,431	10,778
Equity investment in Flipkart	—	(514)
Proceeds from sale of equity investment in Flipkart	1,029	—
Acquisitions, net of cash acquired	(302)	(22)
Other	13	1
Net cash provided by (used in) investing activities	2,473	(1,507)
Cash flows from financing activities:
Proceeds from issuance of common stock	70	74
Repurchases of common stock	(2,991)	(1,824)
Tax withholdings related to net share settlements of restricted stock units and awards	(189)	(170)
Proceeds from issuance of long-term debt, net	—	2,484
Repayment of debt	(750)	(1,450)
Other	(27)	(2)
Net cash used in financing activities	(3,887)	(888)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(50)	184
Net decrease in cash, cash equivalents and restricted cash	(39)	(53)
Cash, cash equivalents and restricted cash at beginning of period	2,140	1,835
Cash, cash equivalents and restricted cash at end of period	$2,101	$1,782

Supplemental cash flow disclosures:
Cash paid for:
Interest	$268	$241
Income taxes	$569	$193
Noncash investing activities:
Relinquishment of equity method investment	$266	$—
Sale of business in exchange for ownership interest in Flipkart	$—	$211

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

Significant Accounting Policies

Notwithstanding the changes to our Investments, Derivatives Instruments and Revenue Recognition policies, there were no significant changes to our significant accounting policies disclosed in “Note 1, The Company and Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

We also entered into a warrant agreement in addition to a commercial agreement with a service provider that, subject to meeting certain conditions, entitles us to acquire a fixed number of shares up to 5% of the service provider’s fully diluted issued and outstanding share capital at a specific date. The warrant is accounted for as a derivative instrument under ASC Topic 815, Derivatives and Hedging.

See “Note 7 - Derivative Instruments” for a full description of our derivative instrument activities and related accounting policies.

Revenue Recognition
We generate net transaction revenues primarily from final value fees, including fees to promote listings, feature fees and listing fees from sellers in our Marketplace and final value fees from sellers and buyers on our StubHub platforms. We recognize revenue for the fees when the single performance obligation is satisfied at a point in time when transactions are successfully closed or payments are authorized to sellers on our Marketplace and StubHub platforms, respectively. We made the policy election to consider the delivery of tickets on our StubHub platform to be fulfillment activities and, consequently does not impact the timing of revenue recognition.
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
Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable represents amounts invoiced and revenue recognized prior to invoicing when we have satisfied our performance obligation and have the unconditional right to payment. The allowance for doubtful accounts and authorized credits is estimated based upon our assessment of various factors including historical experience, the age of the accounts receivable balances, current economic conditions and other factors that may affect our customers’ ability to pay. The allowance for doubtful accounts and authorized credits was $95 million and $102 million as of September 30, 2018 and December 31, 2017, respectively.
Deferred revenue consists of fees received related to unsatisfied performance obligations at the end of the period. Due to the generally short-term duration of contracts, the majority of the performance obligations are satisfied in the following reporting period. The amount of revenue recognized for the nine month period ended September 30, 2018 that was included in the deferred revenue balance at the beginning of the period was $95 million.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the new standard, we identified one performance obligation related to the core service offered to sellers on our Marketplace platform and believe additional services, mainly to promote or feature listings at the option of sellers, are not distinct within the context of the contract. Accordingly, certain fees paid by sellers for these services will be recognized when the single performance obligation is satisfied or when the contract expires resulting, in some cases, in a change in the timing of recognition. In addition, we made the policy election to consider delivery of tickets in our StubHub business to be fulfillment activities and, consequently, the performance obligation is considered to be satisfied upon payment to sellers. The impact of this policy election will allow an acceleration of revenue recognition for certain users. The total impact resulting from the change in timing of recognition for both the Marketplace and StubHub platforms was an immaterial net change in transaction revenue for the three and nine months ended September 30, 2017, and an increase in deferred revenue of $20 million as of December 31, 2017.

Further, certain incentives such as coupons and rewards provided to certain users from which we do not earn revenue within the context of the identified contract of $92 million and $268 million for the three and nine months ended September 30, 2017, respectively, are recognized as sales and marketing expenses, which historically were recorded as a reduction of revenue.

Adoption of this guidance impacted our previously reported results as follows (in millions, except per share data):

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	As Reported	As Adjusted	As Reported	As Adjusted
Net revenues	$2,409	$2,498	$6,954	$7,220
Cost of net revenues	$556	$557	$1,632	$1,631
Sales and marketing	$627	$719	$1,826	$2,094
Net income	$523	$520	$1,585	$1,584

Net income per share - basic	$0.49	$0.49	$1.48	$1.48

Net income per share - diluted	$0.48	$0.48	$1.45	$1.45

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

Recent Accounting Pronouncements Not Yet Adopted

In 2016, the FASB issued new guidance related to accounting for leases. The new guidance requires the recognition of right-of-use (“ROU”) assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. In 2018, the FASB also approved an amendment that would permit the option to adopt the new standard prospectively as of the effective date, without adjusting comparative periods presented. The new standard will be effective for us beginning January 1, 2019. We anticipate this new standard will have a material impact on our consolidated balance sheet. However, we do not expect adoption to have a material impact on our consolidated statement of income, stockholders’ equity and cash flows. While we are continuing to assess all potential impacts of the standard, we currently believe the most significant impact will be from recognition of ROU assets and lease liabilities related to our office space and data center operating leases. In preparation for the adoption of the new standard, we are in process of implementing internal controls and a new lease accounting information system to enable the preparation of financial information. We expect to elect the optional transition approach to not apply the new lease standard in the comparative periods presented, the package of practical expedients and the use of hindsight in determining the lease term.

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

In 2018, the FASB issued new guidance on a customer's accounting for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement that is hosted by the vendor (i.e., a service contract). Under the new guidance, customers will apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. This standard will be effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those fiscal years, with early adoption permitted. While we continue to assess the potential impact of this standard, we do not expect the adoption of this standard to have a material impact on our condensed consolidated financial statements.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2 — Net Income Per Share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding options and equity incentive awards is reflected in diluted net income (loss) per share by application of the treasury stock method. The calculation of diluted net income (loss) per share excludes all anti-dilutive common shares. The following table sets forth the computation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2018 and 2017 (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Income from continuing operations	$720	$520	$1,765	$1,584
Income from discontinued operations, net of income taxes	1	—	5	—
Net income	$721	$520	$1,770	$1,584
Denominator:
Weighted average shares of common stock - basic	974	1,062	992	1,074
Dilutive effect of equity incentive awards	9	16	13	17
Weighted average shares of common stock - diluted	983	1,078	1,005	1,091

Income per share - basic:
Continuing operations	$0.74	$0.49	$1.78	$1.48
Discontinued operations	—	—	—	—
Net income per share - basic	$0.74	$0.49	$1.78	$1.48
Income per share - diluted:
Continuing operations	$0.73	$0.48	$1.76	$1.45
Discontinued operations	—	—	—	—
Net income per share - diluted	$0.73	$0.48	$1.76	$1.45
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	15	1	12	2

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

The aggregate purchase consideration was allocated as follows (in millions):

Giosis
Goodwill	$532
Purchased intangible assets	91
Net liabilities	(50)
Total	$573

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

Note 4 — Goodwill and Intangible Assets

Goodwill

The following table presents goodwill activities during the nine months ended September 30, 2018 (in millions):

	December 31, 2017	Goodwill Acquired	Adjustments	September 30, 2018
Goodwill	$4,773	$532	$(135)	$5,170

The adjustments to goodwill during the nine months ended September 30, 2018 were primarily due to foreign currency translation.

Intangible Assets

The components of identifiable intangible assets as of September 30, 2018 and December 31, 2017 are as follows (in millions, except years):

	September 30, 2018				December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Intangible assets:
Customer lists and user base	$522	$(441)	$81	5	$458	$(430)	$28	5
Marketing related	588	(579)	9	5	607	(587)	20	5
Developed technologies	279	(268)	11	3	273	(258)	15	3
All other	160	(155)	5	4	156	(150)	6	4
Total	$1,549	$(1,443)	$106		$1,494	$(1,425)	$69

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense for intangible assets was $15 million and $16 million for the three months ended September 30, 2018 and 2017, respectively. Amortization expense for intangible assets was $49 million and $48 million for the nine months ended September 30, 2018 and 2017, respectively.

Expected future intangible asset amortization as of September 30, 2018 is as follows (in millions):

Fiscal year:
Remaining 2018	$14
2019	49
2020	34
2021	9
Total	$106

Note 5 — Segments

We have one operating and reportable segment. Our chief operating decision maker reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The following table sets forth the breakdown of net revenues by type for the three and nine months ended September 30, 2018 and 2017 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net transaction revenues:
Marketplace	$1,803	$1,698	$5,432	$4,986
StubHub	286	270	757	705
Total net transaction revenues	2,089	1,968	6,189	5,691
Marketing services and other revenues:
Marketplace	301	293	909	859
Classifieds	254	235	759	653
StubHub, Corporate and other	5	2	12	17
Total marketing services and other revenues	560	530	1,680	1,529
Total net revenues	$2,649	$2,498	$7,869	$7,220

The following table summarizes the allocation of net revenues based on geography for the three and nine months ended September 30, 2018 and 2017 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenues by geography:
U.S.	$1,084	$1,047	$3,213	$3,042
Germany	381	370	1,180	1,054
United Kingdom	363	344	1,088	984
South Korea	290	272	877	786
Rest of world	531	465	1,511	1,354
Total net revenues	$2,649	$2,498	$7,869	$7,220

Net revenues, inclusive of the effects of foreign exchange during each period, are attributed to U.S. and international geographies primarily based upon the country in which the seller, platform that displays advertising, other service provider or customer, as the case may be, is located.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6 — Investments

The following tables summarize the unrealized gains and losses and estimated fair value of our investments classified as available-for-sale as of September 30, 2018 and December 31, 2017 (in millions):

	September 30, 2018
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Restricted cash	$15	$—	$—	$15
Corporate debt securities	2,702	1	(7)	2,696
Government and agency securities	41	—	—	41
	$2,758	$1	$(7)	$2,752
Long-term investments:
Corporate debt securities	4,171	7	(46)	4,132
	$4,171	$7	$(46)	$4,132

	December 31, 2017
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Restricted cash	$20	$—	$—	$20
Corporate debt securities	3,726	1	(4)	3,723
	$3,746	$1	$(4)	$3,743
Long-term investments:
Corporate debt securities	5,458	12	(24)	5,446
	$5,458	$12	$(24)	$5,446

Investment securities in a continuous loss position for greater than 12 months had an estimated fair value of $696 million and $14 million of unrealized losses as of September 30, 2018 and an estimated fair value of $360 million and an immaterial amount of unrealized losses as of December 31, 2017. Refer to “Note 14 - Accumulated Other Comprehensive Income” for amounts reclassified to earnings from unrealized gains and losses.

The estimated fair values of our short-term and long-term investments classified as available-for-sale by date of contractual maturity as of September 30, 2018 are as follows (in millions):

September 30, 2018
One year or less (including restricted cash of $15)	$2,752
One year through two years	1,973
Two years through three years	1,451
Three years through four years	591
Four years through five years	117
$6,884

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity investments

Our equity investments are reported in long-term investments on our condensed consolidated balance sheet. The following table provides a summary of our equity investments as of September 30, 2018 and December 31, 2017 (in millions):

	September 30, 2018	December 31, 2017
Equity investments without readily determinable fair values	$138	$872
Equity investments under the equity method of accounting	6	13
Total equity investments	$144	$885

During the third quarter of 2018, we sold our investment in Flipkart. The $313 million gain upon sale of the investment was recorded in interest and other, net on our condensed consolidated statement of income. During the second quarter of 2018, we relinquished our existing equity method investment in Giosis as part of the exchange for the acquisition of Giosis’ Japan business. The $266 million gain upon relinquishment was recorded in interest and other, net on our condensed consolidated statement of income. Refer to “Note 3 - Business Combinations” for further details on the acquisition.

The following table provides a summary of unrealized gains and losses recorded in interest and other, net during the three and nine months ended September 30, 2018 related to equity investments without readily determinable fair values still held at September 30, 2018.

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Net gains/(losses) recognized during the period on equity investments	$313	$313
Less: Net gains/(losses) recognized during the period on equity investments sold during the period	(313)	(313)
Total unrealized gains/(losses) on equity investments still held at September 30, 2018	$—	$—

The following table summarizes the total carrying value of equity investments without readily determinable fair values during the three and nine months ended September 30, 2018 (in millions):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Carrying value, beginning of period	$859	$872
Additions	—	23
Sales	(718)	(718)
Downward adjustments for observable price changes and impairment	—	(20)
Foreign currency translation and other	(3)	(19)
Carrying value, end of period	$138	$138

For such equity investments without readily determinable fair values as of September 30, 2018, cumulative downward adjustments for price changes and impairment was $81 million. As of September 30, 2018, there have been no upward adjustments for price changes to our equity investments without readily determinable fair values.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Cash Flow Hedges

For derivative instruments that are designated as cash flow hedges, the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (“AOCI”) and subsequently reclassified into earnings in the same period the forecasted transaction affects earnings. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Unrealized gains and losses in AOCI associated with such derivative instruments are immediately reclassified into earnings. As of September 30, 2018, we have estimated that approximately $33 million of net derivative gain related to our cash flow hedges included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warrant

We entered into a warrant agreement in addition to a commercial agreement with a service provider that, subject to meeting certain conditions, entitles us to acquire a fixed number of shares up to 5% of the service providers fully diluted issued and outstanding share capital at a specific date. The warrant has a term of seven years and will vest in a series of four tranches, at a specified price per share upon meeting significant processing volume milestone targets on a calendar year basis. If and when the relevant milestone is reached, the warrant becomes exercisable with respect to the corresponding tranche of warrant shares up until the warrant expiration date of January 31, 2025. The maximum number of tranches that can vest in one calendar year is two.

The warrant is accounted for as a derivative under ASC Topic 815, Derivatives and Hedging. We report the warrant at fair value within other assets in our condensed consolidated balance sheets and changes in the fair value of the warrant are recognized in interest and other, net in our condensed consolidated statement of income. The day-one value attributable to the warrant, which was recorded as a deferred credit, is reported within other liabilities in our condensed consolidated balance sheets and will be amortized over the life of the commercial arrangement.

Fair Value of Derivative Contracts

The fair values of our outstanding derivative instruments as of September 30, 2018 and December 31, 2017 were as follows (in millions):

	Balance Sheet Location	September 30, 2018	December 31, 2017
Derivative Assets:
Foreign exchange contracts designated as cash flow hedges	Other Current Assets	$62	$16
Foreign exchange contracts designated as net investment hedges	Other Current Assets	9	—
Foreign exchange contracts not designated as hedging instruments	Other Current Assets	14	10
Warrant	Other Assets	276	—
Foreign exchange contracts designated as cash flow hedges	Other Assets	2	—
Interest rate contracts designated as fair value hedges	Other Assets	—	2
Total derivative assets		$363	$28

Derivative Liabilities:
Foreign exchange contracts designated as cash flow hedges	Other Current Liabilities	$—	$18
Foreign exchange contracts designated as net investment hedges	Other Current Liabilities	2	—
Interest rate contracts designated as fair value hedges	Other Current Liabilities	9	—
Foreign exchange contracts not designated as hedging instruments	Other Current Liabilities	12	11
Interest rate contracts designated as fair value hedges	Other Liabilities	32	—
Total derivative liabilities		$55	$29

Total fair value of derivative instruments		$308	$(1)

Under the master netting agreements with the respective counterparties to our derivative contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis on our condensed consolidated balance sheet. As of September 30, 2018, the potential effect of rights of set-off associated with the foreign exchange contracts would be an offset to both assets and liabilities by $14 million, resulting in net derivative assets of $73 million and net derivative liabilities of zero.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following tables present the activity of derivative instruments designated as cash flow hedges as of September 30, 2018 and December 31, 2017, and the impact of these derivative contracts on AOCI for the nine months ended September 30, 2018 and 2017 (in millions):

	December 31, 2017	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Amount of Gain (Loss) Reclassified From AOCI to Earnings	September 30, 2018
Foreign exchange contracts designated as cash flow hedges	$(57)	$54	$(37)	$34

	December 31, 2016	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Amount of Gain (Loss) Reclassified From AOCI to Earnings	September 30, 2017
Foreign exchange contracts designated as cash flow hedges	$54	$(94)	$28	$(68)

Effect of Derivative Contracts on Condensed Consolidated Statement of Income

The following table provides a summary of the total gain (loss) recognized in the condensed consolidated statement of income from our foreign exchange derivative contracts by location (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Foreign exchange contracts designated as cash flow hedges recognized in net revenues	$12	$(7)	$(37)	$(7)
Foreign exchange contracts designated as cash flow hedges recognized in cost of net revenues and operating expenses	—	—	—	11
Foreign exchange contracts designated as cash flow hedges recognized in interest and other, net	—	—	—	24
Foreign exchange contracts not designated as hedging instruments recognized in interest and other, net	2	(6)	4	(14)
Total gain (loss) recognized from foreign exchange derivative contracts in the condensed consolidated statement of income	$14	$(13)	$(33)	$14

The following table provides a summary of the total gain (loss) recognized in the condensed consolidated statement of income from our interest rate derivative contracts by location (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Gain (loss) from interest rate contracts designated as fair value hedges recognized in interest and other, net	$(4)	$(5)	$(43)	$(4)
Gain (loss) from hedged items attributable to hedged risk recognized in interest and other, net	4	5	43	4
Total gain (loss) recognized from interest rate derivative contracts in the condensed consolidated statement of income	$—	$—	$—	$—

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a summary of the total gain recognized in the condensed consolidated statement of income due to changes in the fair value of the warrant (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Gain attributable to changes in the fair value of warrant recognized in interest and other, net	$126	$—	$232	$—

Notional Amounts of Derivative Contracts

Derivative transactions are measured in terms of the notional amount, but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. The notional amount is generally not exchanged, but is used only as the basis on which the value of foreign exchange payments under these contracts are determined. The following table provides the notional amounts of our outstanding derivatives as of September 30, 2018 and December 31, 2017 (in millions):

	September 30, 2018	December 31, 2017
Foreign exchange contracts designated as cash flow hedges	$1,857	$1,990
Foreign exchange contracts designated as net investment hedges	1,002	—
Foreign exchange contracts not designated as hedging instruments	2,851	2,349
Interest rate contracts designated as fair value hedges	2,400	2,400
Total	$8,110	$6,739

Credit Risk

Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the arrangement. We seek to mitigate such risk by limiting our counterparties to, and by spreading the risk across, major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis. To further limit credit risk, we also enter into collateral security arrangements related to certain interest rate derivative instruments whereby collateral is posted between counterparties if the fair value of the derivative instrument exceeds certain thresholds. Additional collateral would be required in the event of a significant credit downgrade by either party. We are not required to pledge, nor are we entitled to receive, collateral related to our foreign exchange derivative transactions. As of September 30, 2018, we had neither pledged nor received collateral related to our interest rate derivative transactions.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8 — Fair Value Measurement of Assets and Liabilities

The following tables present our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 (in millions):

	September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$2,086	$2,051	$35	$—
Short-term investments:
Restricted cash	15	15	—	—
Corporate debt securities	2,696	—	2,696	—
Government and agency securities	41	—	41	—
Total short-term investments	2,752	15	2,737	—
Derivatives	363	—	87	276
Long-term investments:
Corporate debt securities	4,132	—	4,132	—
Total long-term investments	4,132	—	4,132	—
Total financial assets	$9,333	$2,066	$6,991	$276

Liabilities:
Derivatives	$55	$—	$55	$—

	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash and cash equivalents	$2,120	$2,120	$—
Short-term investments:
Restricted cash	20	20	—
Corporate debt securities	3,723	—	3,723
Total short-term investments	3,743	20	3,723
Derivatives	28	—	28
Long-term investments:
Corporate debt securities	5,446	—	5,446
Total long-term investments	5,446	—	5,446
Total financial assets	$11,337	$2,140	$9,197

Liabilities:
Derivatives	$29	$—	$29

Our financial assets and liabilities are valued using market prices on both active markets (Level 1), less active markets (Level 2) and little or no market activity (Level 3). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. Level 3 instrument valuations typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability. We did not have any transfers of financial instruments between valuation levels during the nine months ended September 30, 2018.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table presents a reconciliation of the opening to closing balance of assets measured using significant unobservable inputs (Level 3) as of September 30, 2018 (in millions):

September 30, 2018
Opening balance as of January 1, 2018	$—
Recognition of warrant	44
Change in fair value	232
Closing balance as of September 30, 2018	$276

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9 — Debt

The following table summarizes the carrying value of our outstanding debt (in millions, except percentages):

	Coupon	As of	Effective	As of	Effective
	Rate	September 30, 2018	Interest Rate	December 31, 2017	Interest Rate
Long-Term Debt
Floating Rate Notes:
Senior notes due 2019	LIBOR plus 0.48%	$400	2.925%	$400	1.955%
Senior notes due 2023	LIBOR plus 0.87%	400	3.317%	400	2.349%

Fixed Rate Notes:
Senior notes due 2018	2.500%	—		750	2.775%
Senior notes due 2019	2.200%	1,150	2.346%	1,150	2.346%
Senior notes due 2020	3.250%	500	3.389%	500	3.389%
Senior notes due 2020	2.150%	500	2.344%	500	2.344%
Senior notes due 2021	2.875%	750	2.993%	750	2.993%
Senior notes due 2022	3.800%	750	3.989%	750	3.989%
Senior notes due 2022	2.600%	1,000	2.678%	1,000	2.678%
Senior notes due 2023	2.750%	750	2.866%	750	2.866%
Senior notes due 2024	3.450%	750	3.531%	750	3.531%
Senior notes due 2027	3.600%	850	3.689%	850	3.689%
Senior notes due 2042	4.000%	750	4.114%	750	4.114%
Senior notes due 2056	6.000%	750	6.547%	750	6.547%
Total senior notes		9,300		10,050
Hedge accounting fair value adjustments		(32)		2
Unamortized discount and debt issuance costs		(57)		(68)
Less: Current portion of long-term debt		(1,550)		(750)
Total long-term debt		7,661		9,234

Short-Term Debt
Current portion of long-term debt		1,550		750
Hedge accounting fair value adjustments		(9)		—
Unamortized discount and debt issuance costs		(2)		—
Other indebtedness		7		31
Total short-term debt		1,546		781
Total Debt		$9,207		$10,015

Senior Notes

During the nine months ended September 30, 2018, $750 million of 2.500% fixed rate notes due 2018 matured and were repaid.

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

The effective interest rates for our senior notes include the interest payable, the amortization of debt issuance costs and the amortization of any original issue discount on these senior notes. Interest on these senior notes is payable either quarterly or semiannually. Interest expense associated with these senior notes, including amortization of debt issuance costs, was approximately $79 million and $83 million during the three months ended September 30, 2018 and 2017, respectively, and $239 million and $225 million during the nine months ended September 30, 2018 and 2017, respectively.

As of September 30, 2018 and December 31, 2017, the estimated fair value of these senior notes, using Level 2 inputs, was approximately $9.1 billion and $10.1 billion, respectively.

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. As of September 30, 2018, there were no commercial paper notes outstanding.

Credit Agreement

As of September 30, 2018, no borrowings were outstanding under our $2 billion credit agreement. However, as described above, we have an up to $1.5 billion commercial paper program and therefore maintain $1.5 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due. As a result, $500 million of borrowing capacity was available as of September 30, 2018 for other purposes permitted by the credit agreement. The credit agreement includes customary representations, warranties, affirmative and negative covenants, including financial covenants, events of default and indemnification provisions in favor of the banks. The negative covenants include restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case, subject to certain exceptions. The financial covenants require us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio. The events of default include the occurrence of a change of control (as defined in the credit agreement) with respect to us.

We were in compliance with all covenants in our outstanding debt instruments during the nine months ended September 30, 2018.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10 — Commitments and Contingencies

Off-Balance Sheet Arrangements

As of September 30, 2018, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

We have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under the arrangement. As of September 30, 2018, we had a total of $1.7 billion in cash withdrawals partially offsetting our $1.9 billion in Aggregate Cash Deposits held within the financial institution under the cash pooling arrangement.

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

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable were not material for the nine months ended September 30, 2018. Except as otherwise noted for the proceedings described in this Note 10, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to significant uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material.

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2017, our Board authorized a $3.0 billion stock repurchase program and in January 2018, our Board authorized an additional $6.0 billion stock repurchase program. These stock repurchase programs have no expiration from the date of authorization. The stock repurchase activity under our stock repurchase programs during the nine months ended September 30, 2018 is summarized as follows (in millions, except per share amounts):

	Shares Repurchased (1)	Average Price per Share (2)	Value of Shares Repurchased	Remaining Amount Authorized
Balance as of January 1, 2018				$1,651
Authorization of additional plan in January 2018				6,000
Repurchase of shares of common stock	79	$37.82	$3,000	(3,000)
Balance as of September 30, 2018				$4,651

(1)	These repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. None of the repurchased shares of common stock have been retired.

(2)	Excludes broker commissions.

Note 12 — Employee Benefit Plans

Restricted Stock Unit Activity

The following table presents restricted stock unit (“RSU”) activity (including performance-based RSUs that have been earned) under our equity incentive plans as of and for the nine months ended September 30, 2018 (in millions):

Units
Outstanding as of January 1, 2018	42
Awarded	18
Vested	(15)
Forfeited	(7)
Outstanding as of September 30, 2018	38

The weighted average grant date fair value for RSUs awarded during the nine months ended September 30, 2018 was $39.92 per share.

Stock-Based Compensation Expense

The impact on our results of operations of recording stock-based compensation expense for the three and nine months ended September 30, 2018 and 2017 was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of net revenues	$14	$14	$43	$40
Sales and marketing	26	19	82	68
Product development	45	45	148	131
General and administrative	40	40	123	117
Total stock-based compensation expense	$125	$118	$396	$356
Capitalized in product development	$3	$4	$10	$10

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13 — Income Taxes

We are subject to both direct and indirect taxation in the U.S. and various states and foreign jurisdictions. We are under examination by certain tax authorities for the 2008 to 2016 tax years. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these or other examinations. The material jurisdictions where we are subject to potential examination by tax authorities for tax years after 2007 include, among others, the U.S. (Federal and California), Germany, Korea, Israel, Switzerland, United Kingdom and Canada.

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

While our tax rate is higher, the realignment allows us to achieve certain foreign cash tax benefits due to the step-up in tax basis achieved in certain foreign jurisdictions. We expect these cash tax benefits to remain consistent, subject to the performance of our foreign platforms, for a period in excess of 10 years. The realignment is expected to be substantially complete by the end of 2018 and primarily impact our international entities. However, U.S. tax reform and the new U.S. minimum tax on foreign earnings will reduce our expected consolidated cash tax benefits.

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

We computed the amount based on information available to us, including our expectation that existing foreign basis differences will affect the amount of U.S. minimum tax upon reversal; however, there is still uncertainty as to the application of the Act. As of September 30, 2018, we have not yet completed our analysis of the components of the tax computation, including a complete reconciliation of the book and tax bases in our foreign subsidiaries. As we complete our analysis of U.S. tax reform, we may make adjustments to the provisional amounts, which may materially impact our provision for income taxes from continuing operations in the period in which the adjustments are made. We expect to complete our analysis by the fourth quarter of 2018. During the third quarter of 2018, we recorded an immaterial increase to the provisional amount recorded in the fourth quarter of 2017.

On October 11, 2018, we received a favorable tax ruling in connection with the ongoing realignment of our legal structure. The ruling will result in a reduction of the provisional amounts recorded in the fourth quarter of 2017 as a result of U.S. tax reform for the deferred income tax effects of the Act. Therefore, we expect to record a $389 million income tax benefit related to this matter in the fourth quarter of 2018.

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

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion invalidating the regulations relating to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was issued by the Tax Court in December 2015. The IRS appealed the decision in June 2016. On July 24, 2018, the Ninth Circuit Federal Court issued a decision that was subsequently withdrawn to allow time for a reconstituted panel to confer on the appeal. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits or obligations, and the risk of the Tax Court’s decision

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

being overturned upon appeal, we have not recorded any benefit or expense as of September 30, 2018. We will continue to monitor ongoing developments and potential impacts to our condensed consolidated financial statements.

Note 14 — Accumulated Other Comprehensive Income

The following tables summarize the changes in AOCI for the three and nine months ended September 30, 2018 and 2017 (in millions):

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of June 30, 2018	$51	$(53)	$555	$28	$581
Other comprehensive income (loss) before reclassifications	(4)	8	(25)	(1)	(22)
Less: Amount of gain (loss) reclassified from AOCI	12	—	—	(3)	9
Net current period other comprehensive income (loss)	(16)	8	(25)	2	(31)
Balance as of September 30, 2018	$35	$(45)	$530	$30	$550

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2017	$(57)	$(15)	$748	$41	$717
Other comprehensive income (loss) before reclassifications	55	(31)	(218)	(3)	(197)
Less: Amount of gain (loss) reclassified from AOCI	(37)	(1)	—	8	(30)
Net current period other comprehensive income (loss)	92	(30)	(218)	(11)	(167)
Balance at September 30, 2018	$35	$(45)	$530	$30	$550

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of June 30, 2017	$(44)	$2	$446	$33	$437
Other comprehensive income (loss) before reclassifications	(31)	3	115	3	90
Less: Amount of gain (loss) reclassified from AOCI	(7)	(4)	—	—	(11)
Net current period other comprehensive income (loss)	(24)	7	115	3	101
Balance as of September 30, 2017	$(68)	$9	$561	$36	$538

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2016	$54	$51	$(230)	$1	$(124)
Other comprehensive income (loss) before reclassifications	(94)	(29)	791	35	703
Less: Amount of gain (loss) reclassified from AOCI	28	13	—	—	41
Net current period other comprehensive income (loss)	(122)	(42)	791	35	662
Balance as of September 30, 2017	$(68)	$9	$561	$36	$538

The following table provides details about reclassifications out of AOCI for the three and nine months ended September 30, 2018 and 2017 (in millions):

Details about AOCI Components	Affected Line Item in the Statement of Income	Amount of Gain (Loss) Reclassified From AOCI
		Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
Gains (losses) on cash flow hedges - foreign exchange contracts	Net Revenues	$12	$(7)	$(37)	$(7)
	Cost of net revenues	—	—	—	3
	Sales and marketing	—	—	—	1
	Product development	—	—	—	5
	General and administrative	—	—	—	2
	Interest and other, net	—	—	—	24
	Total, from continuing operations before income taxes	12	(7)	(37)	28
	Provision for income taxes	(3)	—	8	—
	Total, net of income taxes	9	(7)	(29)	28

Unrealized gains (losses) on investments	Interest and other, net	—	(4)	(1)	13
	Total, before income taxes	—	(4)	(1)	13
	Provision for income taxes	—	—	—	—
	Total, net of income taxes	—	(4)	(1)	13

Total reclassifications for the period	Total, net of income taxes	$9	$(11)	$(30)	$41

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15 — Restructuring

The following table summarizes restructuring reserve activity during the nine months ended September 30, 2018 (in millions):

Employee Severance and Benefits
Accrued liability as of January 1, 2018	$—
Charges	84
Payments	(49)
Other	(17)
Accrued liability as of September 30, 2018	$18

In June 2018, management approved a plan to implement a strategic reduction of our existing global workforce. The reduction was substantially completed in the second quarter of 2018. The Company incurred pre-tax restructuring charges of approximately $84 million. The restructuring charges, which primarily related to employee severance and benefits, were aggregated in general and administrative expenses in the condensed consolidated statement of income. Other adjustments were primarily related to settlements of previous contractual commitments in the second quarter of 2018. No restructuring charges were recognized during the nine months ended September 30, 2017.

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

Seasonality

We expect transaction activity patterns on our platforms to mirror general consumer buying patterns and expect that these trends will continue. The following table sets forth, for the periods presented, our total net revenues and the sequential quarterly movements of these net revenues (in millions, except percentages):

	Quarter Ended
	March 31	June 30	September 30	December 31
2016
Net revenues	$2,216	$2,309	$2,299	$2,474
Percent change from prior quarter	(5)%	4%	0%	8%
2017
Net revenues	$2,303	$2,419	$2,498	$2,707
Percent change from prior quarter	(7)%	5%	3%	8%
2018
Net revenues	$2,580	$2,640	$2,649
Percent change from prior quarter	(5)%	2%	0%

Impact of Foreign Currency Exchange Rates

Our commerce platforms operate globally, resulting in certain revenues that are denominated in foreign currencies, primarily the euro, British pound, Korean won and Australian dollar, subjecting us to foreign currency risk, which may adversely impact our financial results. Because of this and the fact that we generate a majority of our net revenues internationally, including during the nine months ended September 30, 2018 and 2017, we are subject to the risks related to doing business in foreign countries as discussed under “Part II - Item 1A: Risk Factors.”

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

The effect of foreign currency exchange rate movements during the three months ended September 30, 2018 compared to the same period in 2017 was primarily attributable to the strengthening of the U.S. dollar against the euro and Australian dollar.

Quarter Highlights

Net revenues increased 6% to $2.6 billion during the three months ended September 30, 2018 compared to the same period in 2017. FX-Neutral net revenue (as defined below) increased 6% during the three months ended September 30, 2018 compared to the same period in 2017. Operating margin decreased to 21.0% for the three months ended September 30, 2018 compared to 23.0% for the same period in 2017. Diluted earnings per share increased to $0.73 during the three months ended September 30, 2018 compared to $0.48 in the same period in 2017.

We generated cash flow from continuing operating activities of $560 million during the three months ended September 30, 2018 compared to $877 million in the same period in 2017. In addition, we recognized a $313 million gain on the sale of our investment in Flipkart.

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

The following table presents net revenues by type and geography (in millions, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
Net Revenues by Type:
Net transaction revenues:
Marketplace (1)	$1,803	$1,698	6%	$5,432	$4,986	9%
StubHub	286	270	6%	757	705	7%
Total net transaction revenues	2,089	1,968	6%	6,189	5,691	9%
Marketing services and other revenues:
Marketplace	301	293	3%	909	859	6%
Classifieds	254	235	8%	759	653	16%
StubHub, Corporate and other	5	2	123%	12	17	(29)%
Total marketing services and other revenues	560	530	6%	1,680	1,529	10%
Total net revenues	$2,649	$2,498	6%	$7,869	$7,220	9%

Net Revenues by Geography:
U.S.	$1,084	$1,047	3%	$3,213	$3,042	6%
International	1,565	1,451	8%	4,656	4,178	11%
Total net revenues	$2,649	$2,498	6%	$7,869	$7,220	9%

(1)
Marketplace net transaction revenues were net of $12 million and $37 million hedging activity during the three and nine months ended September 30, 2018 and $7 million hedging activity during both the three and nine months ended September 30, 2017.

The following table presents certain key operating metrics that we believe are significant factors affecting our net transaction revenues (in millions, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
Supplemental Operating Data:
GMV (1):
Marketplace	$21,482	$20,518	5%	$66,598	$60,890	9%
StubHub	1,237	1,162	7%	3,341	3,088	8%
Total GMV	$22,719	$21,680	5%	$69,939	$63,978	9%

Transaction take rate:
Marketplace (2)	8.39%	8.28%	0.11%	8.16%	8.19%	(0.03)%
StubHub (3)	23.12%	23.18%	(0.06)%	22.65%	22.81%	(0.16)%
Total transaction take rate (4)	9.19%	9.08%	0.11%	8.85%	8.89%	(0.04)%

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

(2)	We define Marketplace transaction take rate as Marketplace net transaction revenues divided by Marketplace GMV.

(3)	We define StubHub transaction take rate as StubHub net transaction revenues divided by StubHub GMV.

(4)	We define total transaction take rate as total net transaction revenues divided by GMV.

Net Transaction Revenues

The following table presents total net transaction revenues and supplemental operating data (in millions, except percentages):

	Three Months Ended September 30,		% Change		Nine Months Ended September 30,		% Change
	2018	2017	As Reported	FX-Neutral	2018	2017	As Reported	FX-Neutral
Total net transaction revenues	$2,089	$1,968	6%	5%	$6,189	$5,691	9%	7%
Percentage of net revenues	79%	79%			79%	79%

Total GMV	$22,719	$21,680	5%	5%	$69,939	$63,978	9%	6%
Total transaction take rate	9.19%	9.08%	0.11%		8.85%	8.89%	(0.04)%

The changes in net transaction revenues and total transaction take rate during the three and nine months ended September 30, 2018 compared to the same periods in 2017 was primarily due to the changes in Marketplace net transaction revenues and Marketplace transaction take rate discussed below.

Net transaction revenues earned internationally totaled $1.1 billion and $1.1 billion during the three months ended September 30, 2018 and 2017, respectively, representing 55% and 54% of total net transaction revenues for the respective periods. Net transaction revenues earned internationally totaled $3.4 billion and $3.1 billion during the nine months ended September 30, 2018 and 2017, respectively, representing 55% and 54% of total net transaction revenues for the respective periods.

Marketplace Net Transaction Revenues

The following table presents Marketplace net transaction revenues and supplemental operating data (in millions, except percentages):

	Three Months Ended September 30,		% Change		Nine Months Ended September 30,		% Change
	2018	2017	As Reported	FX-Neutral	2018	2017	As Reported	FX-Neutral
Marketplace net transaction revenues	$1,803	$1,698	6%	5%	$5,432	$4,986	9%	6%

Marketplace GMV	$21,482	$20,518	5%	5%	$66,598	$60,890	9%	6%
Marketplace take rate	8.39%	8.28%	0.11%		8.16%	8.19%	(0.03)%

The increase in Marketplace net transaction revenues during the three months ended September 30, 2018 compared to the same period in 2017 was primarily due to an increase in Marketplace GMV and growth in promoted listing fees. Marketplace transaction take rate was higher during the three months ended September 30, 2018 compared to the same period in 2017, primarily due to growth in promoted listing fees and hedging activity, partially offset by category mix.

The increase in Marketplace net transaction revenues during the nine months ended September 30, 2018 compared to the same period in 2017 was primarily due to an increase in Marketplace GMV and a favorable impact from foreign currency movements relative to the U.S. dollar. Marketplace transaction take rate was lower during the nine months ended September 30, 2018 compared to the same period in 2017, primarily due to category mix and hedging activity.

StubHub Net Transaction Revenues

The following table presents StubHub net transaction revenues and supplemental operating data (in millions, except percentages):

	Three Months Ended September 30,		% Change		Nine Months Ended September 30,		% Change
	2018	2017	As Reported	FX-Neutral	2018	2017	As Reported	FX-Neutral
StubHub net transaction revenues	$286	$270	6%	6%	$757	$705	7%	7%

StubHub GMV	$1,237	$1,162	7%	7%	$3,341	$3,088	8%	8%
StubHub take rate	23.12%	23.18%	(0.06)%		22.65%	22.81%	(0.16)%

The increase in StubHub net transaction revenues during the three months ended September 30, 2018 compared to the same period in 2017 was primarily due to an increase in StubHub GMV. The increase in StubHub GMV during the three months ended September 30, 2018 compared to the same period in 2017 was primarily driven by Concerts. The decrease in StubHub transaction take rate during the three months ended September 30, 2018 compared to the same period in 2017 was primarily due to buyer incentives, partially offset by pricing changes.

The increase in StubHub net transaction revenues during the nine months ended September 30, 2018 compared to the same period in 2017 was primarily due to an increase in StubHub GMV. The increase in StubHub GMV during the nine months ended September 30, 2018 compared to the same period in 2017 was primarily driven by Sports and Concerts. The decrease in StubHub transaction take rate during the nine months ended September 30, 2018 compared to the same period in 2017 was primarily due to event mix and buyer incentives, partially offset by pricing changes.

Marketing Services and Other Revenues

The following table presents MS&O revenues (in millions, except percentages):

	Three Months Ended September 30,		% Change		Nine Months Ended September 30,		% Change
	2018	2017	As Reported	FX-Neutral	2018	2017	As Reported	FX-Neutral
MS&O revenues:
Marketplace	$301	$293	3%	3%	$909	$859	6%	3%
Classifieds	254	235	8%	11%	759	653	16%	10%
StubHub, Corporate and other	5	2	123%	123%	12	17	(29)%	(31)%
Total MS&O revenues	$560	$530	6%	7%	$1,680	$1,529	10%	6%
Percentage of net revenues	21%	21%			21%	21%

The increase in total MS&O revenues during the three months ended September 30, 2018 compared to the same period in 2017 was primarily driven by an increase in Classifieds MS&O revenues. The increase in total MS&O revenues during the nine months ended September 30, 2018 compared to the same periods in 2017 was primarily driven by an increase in Classifieds MS&O revenues and a favorable impact from foreign currency movements relative to the U.S. dollar.

Marketplace MS&O Revenues

The increase in Marketplace MS&O revenues during the three and nine months ended September 30, 2018 compared to the same periods in 2017 was primarily driven by an increase in revenues attributable to our first-party inventory program in Korea and revenue sharing arrangements, particularly shipping, partially offset by a decrease in advertising revenues.

Classifieds MS&O Revenues

The increase in Classifieds MS&O revenues during the three and nine months ended September 30, 2018 compared to the same periods in 2017 was primarily driven by increased revenue from our Classifieds platforms in Germany.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
Cost of net revenues	$608	$557	9%	$1,764	$1,631	8%
As a percentage of net revenues	23.0%	22.3%		22.4%	22.6%

The increase in cost of net revenues during the three and nine months ended September 30, 2018 compared to the same periods in 2017 was primarily due to an increase in site operation costs, an increase in costs of goods sold driven by our first-party inventory program in Korea and an increase in payment processing costs.

Cost of net revenues was marginally impacted by foreign currency movements relative to the U.S. dollar during the three months ended September 30, 2018 compared to the same period in 2017. Cost of net revenues was unfavorably impacted by $40 million attributable to foreign currency movements relative to the U.S. dollar during the nine months ended September 30, 2018 compared to the same period in 2017. There was no hedging activity within cost of net revenues during the three and nine months ended September 30, 2018.

Operating Expenses

The following table presents operating expenses (in millions, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
Sales and marketing	$852	$719	18%	$2,446	$2,094	17%
Percentage of net revenues	32%	29%		31%	29%
Product development	307	316	(3)%	993	907	9%
Percentage of net revenues	12%	13%		13%	13%
General and administrative	248	254	(2)%	886	766	16%
Percentage of net revenues	9%	10%		11%	11%
Provision for transaction losses	65	68	(4)%	203	193	5%
Percentage of net revenues	2%	3%		3%	3%
Amortization of acquired intangible assets	13	10	31%	36	28	29%
Total operating expenses	$1,485	$1,367	9%	$4,564	$3,988	14%

Foreign currency movements relative to the U.S. dollar had a favorable impact of $7 million on operating expenses during the three months ended September 30, 2018 compared to the same period in 2017 and an unfavorable impact of $87 million on operating expenses during the nine months ended September 30, 2018 compared to the same period in 2017. There was no hedging activity within operating expenses during the three and nine months ended September 30, 2018.

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

The increase in sales and marketing expense during the three months ended September 30, 2018 compared to the same period in 2017 was primarily due to an increase in user coupons and rewards, traffic acquisition costs and brand campaigns.

The increase in sales and marketing expense during the nine months ended September 30, 2018 compared to the same period in 2017 was primarily due to an increase in user coupons and rewards, traffic acquisition costs and an unfavorable impact from foreign currency movements relative to the U.S. dollar.

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

The decrease in product development expense during the three months ended September 30, 2018 compared to the same period in 2017 was not significant. The increase in product development expenses during the nine months ended September 30, 2018 compared to the same period in 2017 was primarily due to an increase in employee-related costs.

Capitalized internal use and platform development costs were $37 million and $110 million in the three and nine months ended September 30, 2018 compared to $36 million and $103 million for the same periods in 2017. These costs are primarily reflected as a cost of net revenues when amortized in future periods.

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

The increase in general and administrative expense during the three months ended September 30, 2018 compared to the same period in 2017 was not significant. The increase in general and administrative expenses during the nine months ended September 30, 2018 compared to the same period in 2017 was primarily due to restructuring costs related to our global workforce reduction. For additional details related to the restructuring, refer to “Note 15 – Restructuring” to the condensed consolidated financial statements included in this report.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
Total interest and other, net	$392	$120	**	$661	$113	**
Percentage of net revenues	15%	5%		8%	2%

**	Not meaningful

The increase in interest and other, net during the three months ended September 30, 2018 compared to the same period in 2017 was primarily attributable to the gain recognized on the sale of our investment in Flipkart and gain recognized due to the change in fair value of the warrant.

The increase in interest and other, net during the nine months ended September 30, 2018 compared to the same period in 2017 was primarily attributable to the gains recognized on the sale of our investment in Flipkart and relinquishment of our existing equity method investment in Giosis, and gain recognized due to the change in fair value of the warrant.

Income Tax Provision

The following table presents provision for income taxes (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income tax provision	$228	$174	$437	$130
Effective tax rate	24.1%	25.0%	19.9%	7.6%

The decrease in our effective tax rate for the three months ended September 30, 2018 compared to the same period in 2017 was primarily related to the effects of U.S. tax reform on our global income and the prior year favorable impact of the sale of our eBay India business.

The increase in our effective tax rate for the nine months ended September 30, 2018 compared to the same period in 2017 was primarily related to the recognition in the first quarter of 2017 of deferred tax assets of approximately $695 million as a result of our legal entity realignment and the associated tax agreements and the 2017 favorable impact of the sale of eBay.in, partially offset by the prior year impact of a noncash income tax charge of $311 million caused by the foreign exchange remeasurement of our deferred tax assets that did not recur in 2018. The tax rate was favorably impacted by U.S. tax reform and the gain recognized from the relinquishment of our existing equity method investment in Giosis in the second quarter 2018 that is not subject to U.S. federal income tax on a current basis.

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

While our tax rate is higher, the realignment allows us to achieve certain foreign cash tax benefits due to the step-up in tax basis achieved in certain foreign jurisdictions. We expect these cash tax benefits to remain consistent, subject to the performance of our foreign platforms, for a period in excess of 10 years. The realignment is expected to be substantially complete by the end of 2018 and primarily impact our international entities. However, U.S. tax reform and the new U.S. minimum tax on foreign earnings will reduce our expected consolidated cash tax benefits.

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

We computed the amount based on information available to us, including our expectation that existing foreign basis differences will affect the amount of U.S. minimum tax upon reversal; however, there is still uncertainty as to the application of the Act. As of September 30, 2018, we have not yet completed our analysis of the components of the tax computation, including a complete reconciliation of the book and tax bases in our foreign subsidiaries. As we complete our analysis of U.S. tax reform, we may make adjustments to the provisional amounts, which may materially impact our provision for income taxes from continuing operations in the period in which the adjustments are made. We expect to complete our analysis by the fourth quarter of 2018. During the third quarter of 2018, we recorded an immaterial increase to the provisional amount recorded in the fourth quarter of 2017.

On October 11, 2018, we received a favorable tax ruling in connection with the ongoing realignment of our legal structure. The ruling will result in a reduction of the provisional amounts recorded in the fourth quarter of 2017 as a result of U.S. tax reform for the deferred income tax effects of the Act. Therefore, we expect to record a $389 million income tax benefit related to this matter in the fourth quarter of 2018.

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

Non-GAAP Measures of Financial Performance

To supplement our condensed consolidated financial statements presented in accordance with generally accepted accounting principles, we use FX-Neutral net revenues, which are non-GAAP financial measures. Management uses the foregoing non-GAAP measures in reviewing our financial results. We define FX-Neutral net revenues as net revenues minus the exchange rate effect. We define exchange rate effect as the year-over-year impact of foreign currency movements using prior period foreign currency rates applied to current year transactional currency amounts, excluding hedging activity.

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

The following tables set forth a reconciliation of FX-Neutral GMV and FX-Neutral net revenues (each as defined below) to our reported GMV and net revenues for the periods presented (in millions, except percentages):

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	As Reported	Exchange Rate Effect(1)(3)	FX-Neutral(2)	As Reported	As Reported % Change	FX-Neutral % Change
GMV:
Marketplace	$21,482	$(63)	$21,545	$20,518	5%	5%
StubHub	1,237	(1)	1,238	1,162	7%	7%
Total GMV	$22,719	$(64)	$22,783	$21,680	5%	5%

Net transaction revenues:
Marketplace	$1,803	$10	$1,793	$1,698	6%	5%
StubHub	286	—	286	270	6%	6%
Total net transaction revenues	2,089	10	2,079	1,968	6%	5%
Marketing services and other revenues:
Marketplace	301	—	301	293	3%	3%
Classifieds	254	(6)	260	235	8%	11%
StubHub, Corporate and other	5	—	5	2	123%	123%
Total marketing services and other revenues	560	(6)	566	530	6%	7%
Total net revenues	$2,649	$4	$2,645	$2,498	6%	6%

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	As Reported	Exchange Rate Effect(1)(3)	FX-Neutral(2)	As Reported	As Reported % Change	FX-Neutral % Change
GMV:
Marketplace	$66,598	$2,019	$64,579	$60,890	9%	6%
StubHub	3,341	9	3,332	3,088	8%	8%
Total GMV	$69,939	$2,028	$67,911	$63,978	9%	6%

Net transaction revenues:
Marketplace	$5,432	$116	$5,316	$4,986	9%	6%
StubHub	757	2	755	705	7%	7%
Total net transaction revenues	6,189	118	6,071	5,691	9%	7%
Marketing services and other revenues:
Marketplace	909	26	883	859	6%	3%
Classifieds	759	39	720	653	16%	10%
StubHub, Corporate and other	12	—	12	17	(29)%	(31)%
Total marketing services and other revenues	1,680	65	1,615	1,529	10%	6%
Total net revenues	$7,869	$183	$7,686	$7,220	9%	6%

(1)
We define exchange rate effect as the year-over-year impact of foreign currency movements using prior period foreign currency rates applied to current year transactional currency amounts excluding hedging activity.

(2)	We define FX-Neutral GMV as GMV minus the exchange rate effect. We define the non-GAAP financial measures of FX-Neutral net revenues as net revenues minus the exchange rate effect.

(3)
Marketplace Exchange Rate Effect was net of $12 million and $37 million hedging activity during the three and nine months ended September 30, 2018 and $7 million hedging activity during both the three and nine months ended September 30, 2017.

Liquidity and Capital Resources

Cash Flows

	Nine Months Ended September 30,
	2018	2017
	(In millions)
Net cash provided by (used in):
Operating activities	$1,427	$2,158
Investing activities	2,473	(1,507)
Financing activities	(3,887)	(888)
Effect of exchange rates on cash, cash equivalents and restricted cash	(50)	184
Net decrease in cash and cash equivalents - discontinued operations	(2)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$(39)	$(53)

Operating Activities

Cash provided by continuing operating activities of $1,427 million in the nine months ended September 30, 2018 was primarily attributable to net income of $1.8 billion with adjustments of $524 million in depreciation and amortization, $396 million in stock-based compensation, $203 million in provision for transaction losses and $81 million for deferred income taxes, partially offset by a decrease of $738 million in changes in assets and liabilities and other, net of acquisition effects, adjustments of $572 million for gain on investments, and $232 million for changes in fair value of the warrant.

The net cash provided by operating activities of $2.2 billion in the nine months ended September 30, 2017 was primarily due to net income of $1.6 billion with adjustments of $504 million in depreciation and amortization, $356 million in stock-based compensation and $193 million in provision for transaction losses, partially offset by adjustments of $39 million for deferred income taxes, $167 million for the gain on disposal of eBay India, and a decrease of $252 million in changes in assets and liabilities and other, net of acquisition effects.

Investing Activities

Cash provided by investing activities of $2.5 billion in the nine months ended September 30, 2018 was primarily attributable to proceeds of $18.4 billion from the maturities of investments and $1.0 billion from the sale of equity investment in Flipkart, partially offset by cash paid for purchases of investments of $16.2 billion, property and equipment of $521 million and acquisitions of $302 million.

The net cash used in investing activities of $1.5 billion in the nine months ended September 30, 2017 was primarily due to cash paid for purchases of investments of $11.3 billion, our equity investment in Flipkart of $514 million and property and equipment of $474 million, partially offset by proceeds of $10.8 billion from the maturities and sale of investments.

Financing Activities

Cash used in financing activities of $3.9 billion in the nine months ended September 30, 2018 was primarily used to repurchase $3.0 billion of common stock and repay $750 million of our outstanding senior notes.

The net cash used in financing activities of $888 million in the nine months ended September 30, 2017 was primarily due to cash used to repay $1.5 billion of our outstanding senior notes and to repurchase $1.8 billion of common stock, partially offset by cash proceeds of $2.5 billion from the issuance of senior notes.

The negative effect of exchange rate movements on cash, cash equivalents and restricted cash was due to the weakening of the U.S. dollar against other currencies, primarily the euro and Korean won during the nine months ended September 30, 2018 compared to the 2017 year-end rate.

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

During the nine months ended September 30, 2018, we repurchased approximately $3.0 billion of our common stock under our stock repurchase programs. As of September 30, 2018, a total of approximately $4.7 billion remained available for future repurchases of our common stock under our stock repurchase programs.

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

Shelf Registration Statement and Debt

Shelf Registration

As of September 30, 2018, we had an effective shelf registration statement on file with the Securities and Exchange Commission that allows us to issue various types of debt securities, as well as common stock, preferred stock, warrants, depositary shares representing fractional interest in shares of preferred stock, purchase contracts and units from time to time in one or more offerings. Each issuance under the shelf registration statement will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. The registration statement does not limit the amount of securities that may be issued thereunder. Our ability to issue securities is subject to market conditions and other factors including, in the case of our debt securities, our credit ratings and compliance with the covenants in our credit agreement.

Senior Notes

As of September 30, 2018, we had floating- and fixed-rate senior notes outstanding for an aggregate principal amount of $9.3 billion. The net proceeds from the issuances of these senior notes are used for general corporate purposes, including, among other things, capital expenditures, share repurchases, repayment of indebtedness and possible acquisitions. The floating rate notes are not redeemable prior to maturity. On and after March 1, 2021, we may redeem some or all of the 6.000% fixed rate notes due 2056 at any time and from time to time prior to their maturity, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest. We may redeem some or all of the other fixed rate notes of each series at any time and from time to time prior to their maturity, generally at a make-whole redemption price plus accrued and unpaid interest. If a change of control triggering event occurs with respect to the 2.150% fixed rate notes due 2020, the 3.800% fixed rate notes due 2022, the floating rate notes due 2023, the 2.750% fixed rate notes due 2023, the 3.600% fixed rate notes due 2027 or the 6.000% fixed rate notes due 2056, we must, subject to certain exceptions, offer to repurchase all of the notes of the applicable series at a price equal to 101% of the principal amount plus accrued and unpaid interest. For additional details related to our senior notes, please see “Note 9 – Debt” to the condensed consolidated financial statements included in this report.

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

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. As of September 30, 2018, there were no commercial paper notes outstanding.

Credit Agreement

As of September 30, 2018, no borrowings were outstanding under our $2 billion credit agreement. However, as described above, we have an up to $1.5 billion commercial paper program and therefore maintain $1.5 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due. As a result, $500 million of borrowing capacity was available as of September 30, 2018 for other purposes permitted by the credit agreement. The credit agreement includes customary representations, warranties, affirmative and negative covenants, including financial covenants, events of default and indemnification provisions in favor of the banks. The negative covenants include restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case, subject to certain exceptions. The financial covenants require us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio. The events of default include the occurrence of a change of control (as defined in the credit agreement) with respect to us.

We were in compliance with all covenants in our outstanding debt instruments for the nine months ended September 30, 2018.

Credit Ratings

As of September 30, 2018, we were rated investment grade by Standard and Poor’s Financial Services, LLC (long-term rated BBB+, short-term rated A-2, with a stable outlook), Moody’s Investor Service (long-term rated Baa1, short-term rated P-2, with a stable outlook), and Fitch Ratings, Inc. (long-term rated BBB, short-term rated F-2, with a stable outlook). We disclose these ratings to enhance the understanding of our sources of liquidity and the effects of our ratings on our costs of funds. Our borrowing costs depend, in part, on our credit ratings and any further actions taken by these credit rating agencies to lower our credit ratings, as described above, will likely increase our borrowing costs.

Liquidity and Capital Resource Requirements

As of September 30, 2018 and December 31, 2017, we had assets classified as cash and cash equivalents, as well as short-term and long-term non-equity investments, in an aggregate amount of $9.0 billion and $11.3 billion, respectively. As of September 30, 2018, this amount included assets held in certain of our foreign operations totaling approximately $8.6 billion. As a result of U.S. tax reform, the $8.6 billion held by our non-U.S. subsidiaries was subject to current tax in the U.S. in 2017. As of September 30, 2018, we have repatriated a portion of these funds to the U.S. As we repatriate these funds to the U.S., we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs. We have accrued provisional deferred taxes for the tax effect of repatriating the funds to the U.S.

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

In October 2018, we announced our acquisition of the UK-based classifieds site, Motors.co.uk. We believe the acquisition will increase our international presence and give buyers access to more listings. We expect to close this transaction in the first half of 2019, subject to customary closing conditions and regulatory approvals. The purchase price payable at closing is subject to adjustment. Accordingly, we are unable to estimate the financial statement impact of the sale at this time.

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

Off-Balance Sheet Arrangements

As of September 30, 2018, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

We have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under the arrangement. As of September 30, 2018, we had a total of $1.7 billion in cash withdrawals partially offsetting our $1.9 billion in Aggregate Cash Deposits held within the financial institution under the cash pooling arrangement.

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

As of September 30, 2018, approximately 23% of our total cash and investments was held in cash and cash equivalents. As such, changes in interest rates will impact interest income. As discussed below, the fair market values of our fixed rate securities may be adversely affected due to a rise in interest rates, and we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates.

As of September 30, 2018, the balance of our corporate debt and government bond securities was $6.9 billion, which represented approximately 75% of our total cash and investments. Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate investment securities may be adversely impacted due to a rise in interest rates. In general, fixed-rate securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease and may also suffer a decline in market value if interest rates increase. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. A 100 basis point increase or decrease in interest rates would not have a material impact on our financial assets or liabilities as of September 30, 2018.

As of September 30, 2018, we had an aggregate principal amount of $9.3 billion of outstanding senior notes, of which 91% bore interest at fixed rates. We entered into $2.4 billion of interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with $1.15 billion of our 2.200% senior notes due July 2019, $750 million of our 2.875% senior notes due July 2021, and $500 million of our 3.450% senior notes due July 2024 so that the interest payable on those notes effectively became variable based on LIBOR plus a spread. Further changes in interest rates will impact interest expense on any borrowings under our revolving credit facility, which bear interest at floating rates, and the interest rate on any commercial paper borrowings we make and any debt securities we may issue in the future and, accordingly, will impact interest expense. For additional details related to our debt, see “Note 9 – Debt” to the condensed consolidated financial statements included in this report.

Equity Price Risk

Investments

The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our cash equivalents and short-term and long-term investments in a variety of asset types, including bank deposits, government bonds and corporate debt securities.

As of September 30, 2018, our equity investments totaled $144 million, which represented approximately 2% of our total cash and investments, and were primarily related to equity investments without readily determinable fair values. We review our investments for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value is other-than-temporary. Our analysis includes a review of recent operating results and trends, recent sales/acquisitions of the securities in which we have invested and other publicly available data.

Warrant

We entered into a warrant agreement with a service provider, which subject to meeting certain conditions, entitles us to acquire a fixed number of shares up to 5% of the service providers fully diluted issued and outstanding share capital. The warrant is accounted for as a derivative instrument under ASC Topic 815, Derivatives and Hedging. Changes in the service provider’s common stock price and equity volatility may have a significant impact on the value of the warrant. As of September 30, 2018, a one dollar change in the service provider’s common stock, holding other factors constant, would increase or decrease the fair value of the warrant by approximately $1 million. For additional details related to the warrant, please see “Note 7 – Derivative Instruments” to our condensed consolidated financial statements included in this report.

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

The following table illustrates the fair values of outstanding foreign exchange contracts designated as cash flow hedges and net investment hedges, and the before-tax effect on fair values of a hypothetical adverse change in the foreign exchange rates that existed as of September 30, 2018. The sensitivity for foreign currency contracts is based on a 20% adverse change in foreign exchange rates, against relevant functional currencies.

	Fair Value Asset/(Liability)	Fair Value Sensitivity
	(In millions)
Foreign exchange contracts - Cash flow hedges	$62	$(167)
Foreign exchange contracts - Net investment hedges	$7	$(168)

Since our risk management programs are highly effective, the potential loss in value described above would be largely offset by changes in the value of the underlying exposure.

Beginning in the third quarter of 2017, due to the realignment of our legal structure, more currency flows met the GAAP criteria for cash flow hedge accounting. Accordingly, $12 million and $37 million in qualifying hedging activity was netted against marketplace net transaction revenues during the three and nine months ended September 30, 2018 as compared to $7 million during both the three and nine months ended September 30, 2017.

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

September 30, 2018 taking into consideration the offsetting effect of foreign exchange forwards in place as of September 30, 2018.

Item 4:	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2018.

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

Our business may be subject to sales and other taxes.
The application of indirect taxes (such as sales and use tax, value-added tax (“VAT”), goods and services tax, business tax and gross receipt tax) to ecommerce businesses is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the adoption and growth of the Internet and ecommerce. In many cases, it is not clear how existing statutes apply to ecommerce services. In addition, many state and foreign governments are increasingly looking for ways to increase revenues, which has resulted in legislative action, including new taxes on services or gross revenues and through other indirect taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain.

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

In certain jurisdictions, we collect and remit indirect taxes on our fees and pay taxes on our purchases of goods and services. However, tax authorities may raise questions about our calculation, reporting and collection of these taxes and may ask us to remit additional taxes. Should any new taxes become applicable to our services or if the taxes we pay are found to be deficient, our business could be harmed.

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

Our business and its users are subject to Internet sales tax and sales reporting and record-keeping obligations

The application of sales tax and other indirect taxes on cross border sales by remote sellers is continuing to change and evolve. On June 21, 2018, the U.S. Supreme Court decided South Dakota v. Wayfair, Inc. et al, a case challenging the current law under which online retailers are not required to collect sales and use tax unless they have a physical presence in the buyer’s state. This decision will now allow states to adopt new or enforce existing laws requiring sellers to collect and remit sales and use tax, even in states in which the seller has no presence. The adoption or enforcement of any such legislation could result in a sales and use tax collection responsibility for certain of our sellers. This collection responsibility and the additional costs associated with complex sales and use tax collection, remittance and audit requirements could create additional burdens for buyers and sellers on our websites and mobile platforms and could harm our business. Similar laws imposing tax collection responsibility on foreign sellers are being consider in other countries as well. We are now jointly liable for UK VAT for certain non-UK sellers who fail to fulfill their UK VAT obligations unless we suspend their eBay activity until the seller resolves the matter with the UK VAT authority. Other jurisdictions are considering similar legislation.

Some jurisdictions have enacted laws which require marketplaces to report user activity or collect and remit taxes on certain items sold on the marketplace. For example, we are collecting Australian GST on certain imports into Australia and remitting the GST to the Australian Tax Office. Several U.S. states have enacted laws that require marketplace facilitators to collect and remit sales tax for some or all sellers using these marketplaces. The cost of complying with these new rules and the addition of taxes on certain items may harm our business.

One or more states, the U.S. federal government or foreign countries may seek to impose reporting or record-keeping obligations on companies that engage in or facilitate ecommerce. Such an obligation could be imposed by legislation intended to improve tax compliance or if one of our companies was ever deemed to be the legal agent of the users of our services by a jurisdiction in which it operates. Certain of our companies are required to report to the IRS and most states on customers subject to U.S. income tax if they reach certain payment thresholds. As a result, we are required to request tax identification numbers from certain payees, track payments by tax identification number and, under certain conditions, withhold a portion of payments and forward such withholding to the IRS. Our systems are able to meet these requirements. These obligations can increase operational costs and change our user experience. Any failure by us to meet these requirements could result in substantial monetary penalties and other sanctions and could harm our business. Imposition of an information reporting requirement could decrease seller or buyer activity on our sites and would harm our business.

We have periodically received requests from tax authorities for information regarding the transactions of large classes of sellers on our sites, and in some cases we have been legally obligated to provide this data. The imposition of any requirements on us to disclose transaction records for all or a class of sellers to tax or other regulatory authorities or to file tax forms on behalf of any sellers, especially requirements that are imposed on us but not on alternative means of ecommerce, and any use of those records to investigate, collect taxes from or prosecute sellers or buyers, could decrease activity on our sites and harm our business.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchase activity during the three months ended September 30, 2018 was as follows:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet be Purchased Under the Programs (1)
July 31, 2018	8,190,690	$33.94	8,190,690
August 31, 2018	18,245,176	$34.09	18,245,176
September 30, 2018	2,945,694	$33.95	2,945,694	$4,650,996,317
	29,381,560		29,381,560

(1)
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
During the three months ended September 30, 2018, we repurchased approximately $1 billion of our common stock under our stock repurchase program. As of September 30, 2018, a total of approximately $4.7 billion remained available for future repurchases of our common stock under our stock repurchase program.
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

The information required by this Item is set forth in the Index to Exhibits of this Quarterly Report.

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

eBay Inc.
Principal Executive Officer:

		By:	/s/ Devin N. Wenig
Devin N. Wenig
President and Chief Executive Officer
Date:	October 31, 2018
Principal Financial Officer:

		By:	/s/ Scott F. Schenkel
Scott F. Schenkel
Senior Vice President, Chief Financial Officer
Date:	October 31, 2018
Principal Accounting Officer:

		By:	/s/ Brian J. Doerger
Brian J. Doerger
Vice President, Chief Accounting Officer
Date:	October 31, 2018