Form 10-K
period 2018-12-31
EBAY INC
filed 2019-01-30
CIK 1065088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018.
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from             to             .
Commission file number 001-37713

eBay Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0430924
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2025 Hamilton Avenue San Jose, California	95125
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(408) 376-7008

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common stock	The Nasdaq Global Select Market
6.00% Notes due 2056	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes [x]  No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes [ ]  No [x]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]  No [ ]
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes [x]  No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes  [x]   No  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[x]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  [ ]  No  [x]
As of June 30, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $33,679,134,490 based on the closing sale price as reported on The Nasdaq Global Select Market.
914,880,451 shares of common stock issued and outstanding as of January 25, 2019.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the definitive proxy statement for the registrant’s Annual Meeting of Stockholders expected to be held on May 30, 2019.

eBay Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2018

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

ITEM 1: BUSINESS

Overview

eBay Inc. was formed as a sole proprietorship in September 1995 and was incorporated in California in May 1996. In April 1998, we reincorporated in Delaware, and in September 1998, we completed the initial public offering of our common stock. Our principal executive offices are located at 2025 Hamilton Avenue, San Jose, California 95125, and our telephone number is (408) 376-7400. Unless otherwise expressly stated or the context otherwise requires, when we refer to “we,” “our,” “us” or “eBay” in this Annual Report on Form 10-K, we mean eBay Inc. and its consolidated subsidiaries. When we refer to “eBay Inc.” we mean our Marketplace, StubHub and Classifieds platforms.

eBay Inc. is a global commerce leader, which includes our Marketplace, StubHub and Classifieds platforms. Collectively, we connect millions of buyers and sellers around the world, empowering people and creating opportunity for all. Our technologies and services are designed to give buyers choice and a breadth of relevant inventory and to enable sellers worldwide to organize and offer their inventory for sale, virtually anytime and anywhere. Our Marketplace platforms include our online marketplace located at www.ebay.com, its localized counterparts and the eBay suite of mobile apps. We believe that these are among the world’s largest and most vibrant marketplaces for discovering great value and unique selection. Our StubHub platforms include our online ticket platform located at www.stubhub.com, its localized counterparts and the StubHub mobile apps. These platforms connect fans with their favorite sporting events, shows and artists and enable them to buy and sell millions of tickets annually, whenever and wherever they want. Our Classifieds platforms include a collection of brands such as mobile.de, Kijiji, Gumtree, Marktplaats, eBay Kleinanzeigen and others. Offering online classifieds around the world, these platforms help people find what they are looking for in their local communities.

Our platforms are accessible through a traditional online experience (e.g., desktop and laptop computers), mobile devices (e.g., smartphones and tablets) and our application programming interfaces or APIs (platform access for third party software developers). Our multi-screen approach offers downloadable, easy-to-use applications for iOS and Android mobile devices that allow access to ebay.com and some of our other websites and vertical shopping experiences. In addition, our platform is increasingly based on open source technologies that provide industry-standard ways for software developers and merchants to access our APIs and develop software and solutions for commerce.

Our Strategy

Delivering the best choice, the most relevance and the most powerful selling platform

Our strategy is to drive the best choice, the most relevance and the most powerful selling platform for our buyers and sellers. We focus on connecting buyers and sellers through simplified experiences to make it easier for users to list, buy and sell items.

On our Marketplace platform, our strategy is to drive the best choice by attracting and retaining sellers and brands that bring differentiated inventory to eBay and provide our consumers with great selection and value. This includes new, everyday items as well as rare and unique goods, many of which are available with free shipping and delivery in three business days or less. We are in the midst of a multi-year transformation of our platform to deliver a shopping experience that is designed to attract new buyers and that is highly personalized, modern and engaging for users. To help deliver the most relevance to buyers, we are innovating shopping experiences tailored to each user’s interests, passions and shopping history. Leveraging a foundation of structured data — our initiative to better understand, organize and leverage inventory on eBay — we are progressing toward a more personalized, discovery-based user experience and making it easier for customers to find inventory both on and off eBay. We focus on offering a powerful selling platform for our business and consumer sellers by continuing to expand adoption of our Seller Hub product, a tool that helps sellers run their eBay business, while adding new capabilities to enable sellers to build their businesses and drive profitable sales on eBay.

As one of the world’s largest ticket marketplaces, StubHub brings the joy of live events to fans around the world. In 2018, more than 240 million unique visitors came from 64 countries to StubHub to buy or sell tickets to live sports, music, theater and other events. StubHub business partners include more than 150 leagues, teams, venues, events or other major third party companies in the U.S. and internationally across major sports leagues such as the NFL, MLB, NBA, NHL, and the NCAA. We aim to continue extending StubHub’s reach by focusing on supply expansion, which includes increasing consumer selling on our site, and broadening StubHub’s international footprint.

A world leader in online classifieds, eBay Classifieds is designed to help people list their products and services, generally for free, find what they are looking for in their local communities and trade at a local level. eBay Classifieds Group’s brands offer both horizontal and vertical experiences, such as motors, real estate and jobs. We offer a personalized classifieds experience and focus on expanding our value proposition by leveraging data and analytics to improve customer relevance and grow the classifieds opportunity on mobile.

Business model and pricing

On our eBay and StubHub platforms, our business model and pricing are designed so that our business is successful primarily when our sellers are successful. We make money primarily through fees collected on successfully closed sales. On our Classifieds platform, we monetize our business primarily through advertising.

The size and scale of our platforms are designed to enable our buyers and sellers to leverage our economies of scale and capital investments, such as in sales and marketing, mobile, customer acquisition and customer service.

Our offerings for buyers and sellers

We provide a number of features for our buyers and sellers that are designed to build trust, help users feel more comfortable buying and selling on our platforms and reward our top sellers for their loyalty.

For our buyers we offer:

•	Breadth of inventory and spectrum of value

•	Multiple delivery options through eBay Guaranteed Delivery

•	eBay’s 110% Best Price Guarantee across select products in the United States

•	Under $10 offerings

•	Confidence in purchasing products through Money Back Guarantee and eBay Authenticate

We believe that, through our sellers, eBay offers some of the best value and deals available for a number of consumer products. The majority of our transactions on the eBay Marketplace in the U.S., the U.K. and Germany include free shipping, and we encourage sellers to offer free returns. Through eBay Guaranteed Delivery, we provide faster and more precise delivery dates on more than 100 million eligible items. In 2018, we introduced Best Price Guarantee, which offers shoppers in the United States 110 percent of the price difference if they find an item for less on a competitor’s website, replacing our former Price Match Guarantee offering. In 2018, we also launched a new shopping destination called Under $10, which features millions of new items in more than a hundred categories, all priced for $10 or under with free shipping, no bidding required.

In order to further strengthen our buyers’ confidence and trust in our services, in late 2017, we unveiled eBay Authenticate, in which sellers can have their high-end handbags authenticated by eBay. In 2018, we expanded the service to apply to luxury watches and jewelry. Through the service, thousands of watches and handbags from sought-after brands are marked with an “Authenticity Verified” label. The program has also expanded beyond the United States into several European markets, including the United Kingdom and Germany. Another feature intended to secure our customers’ confidence is eBay Money Back Guarantee, which allows buyers to get their money back if the item they ordered does not arrive, is faulty or damaged, or if it does not match the listing. eBay Money Back Guarantee covers most items purchased on the eBay platform in a number of countries, including the U.S., the U.K., Germany and Australia, through a qualifying payment method. Some purchases, including some vehicles, are not covered.

We continue to explore new tools and features that are intended to create a better buying experience on eBay. We launched Interests in 2018, allowing users to personalize their shopping experience. To assist consumers looking to buy automotive parts on eBay, we launched our Shop by Diagram feature, which lets shoppers use interactive schematics to determine which parts are necessary for their vehicles and then makes the items they need available for purchase. We also enhanced our My Garage experience last year, allowing buyers to shop a personalized “virtual garage” of parts and accessories tailored specifically to their vehicles.

For our sellers we offer:

•	Choice to list products and services through fixed price listings or an auction-style format on our platforms.

•	Ability to list items that are new, refurbished and used, and common and rare on our Marketplace platforms.

•	Offerings that improve the visibility of item listings so that items have a better chance of standing out and selling faster, such as Promoted Listings.

•	Fee discounts and improved search standing for qualifying listings through eBay’s Top Rated Seller program.

•	Insights about optimal listing and pricing approaches through our Seller Hub portal.

At eBay, we only win when our sellers succeed. We partner with them but do not compete, investing in the tools and technologies they can leverage to grow and thrive. For example, eBay’s Top Rated Seller program rewards qualifying sellers with fee discounts and improved search standing for qualifying listings if they are able to maintain excellent customer service ratings and meet specified criteria for shipping and returns. We believe that sellers who fulfill these standards help promote our goal of maintaining an online marketplace that is safe and hassle-free. In 2018, we also added analytics tools and merchandising tools to our Seller Hub portal for sellers that are designed to make selling on eBay even easier so that sellers know what to sell, when to sell it and at what price. eBay regularly evaluates pricing relative to alternatives in the market in order to remain competitive, and we continue to invest in more tools and new programs intended to help grow the overall seller ecosystem.

Our Impact and Responsibility

eBay is committed to creating economic opportunity for all. We work to generate this opportunity through a variety of means, both on our platform and in our communities around the world.

For more than two decades, we have worked to create a dynamic online marketplace that is inclusive and fair, fosters global trade and empowers entrepreneurship. By connecting buyers and sellers around the world, we are creating tools designed to enable them to extend the reach of their businesses far beyond their local markets, enriching their lives, livelihoods and communities in the process.

We embrace the potential of eCommerce to level the playing field and fuel sustainable growth for all businesses, regardless of their size or location. We also embrace our responsibility to help businesses access the technology and tools they need to sell online and effectively compete in this ever-changing economy. This is the driving motivation behind Retail Revival, which launched in early 2018, where we partner with select cities to bring their local brick-and-mortar businesses online, providing access to new customers around the world. Participating businesses receive in-

depth training, dedicated coaching and promotional support designed to enable their successful expansion into the digital marketplace. To date we have partnered with Akron, Ohio, and Lansing, Michigan, in the United States and Wolverhampton in the United Kingdom. We plan to launch 2to 3 new cities during 2019 to further scale this initiative.

We also enable eBay users to support over 60,000 nonprofit organizations in the U.S. and internationally through our eBay for Charity platform. Since its inception approximately 17 years ago, eBay for Charity has helped raise nearly $912 million for nonprofits. Our goal is to increase this number to $1.0 billion by 2020.

Finally, we strive to operate in an environmentally and socially sustainable way. For example, eBay is working to protect the world’s most endangered and threatened species from illegal trade. We are proud to be a founding member of the Global Coalition to End Wildlife Trafficking Online, which aims to reduce illegal trafficking online by 80 percent by 2020. To reduce our company’s environmental impact, we are focused on moving to 100 percent renewable energy in our electricity supply at eBay data centers and offices by 2025. This initiative is designed to not only substantially cut the energy consumption at our data centers, but also reduce the environmental impact of transactions on eBay.

Financial Information

We measure our footprint in our addressable market according to Gross Merchandise Volume (“GMV”). GMV consists of the total value of all successfully closed transactions between users on our Marketplace or StubHub platforms during the applicable period, regardless of whether the buyer and seller actually consummated the transaction. In 2018, we generated $95 billion in GMV, of which approximately 60 percent was generated outside the U.S.

At the end of 2018, our Marketplace and StubHub platforms had more than 179 million active buyers and over one billion live listings globally. The term “active buyer” means, as of any date, all buyers who successfully closed a transaction on our Marketplace or StubHub platforms within the previous 12-month period. Buyers may register more than once and, as a result, may have more than one account.

We generate revenue primarily from the transactions we successfully enable and through marketing services, including classifieds and advertising. The majority of our revenue comes from a take rate on the GMV of transactions closed on our Marketplace and StubHub platforms. We define “take rate” as net transaction revenues divided by GMV.

Notable Business Transactions in 2018

We regularly review and manage our investments to ensure that they support eBay’s strategic direction and complement our disciplined approach to value creation, profitability and capital allocation. In the second quarter of 2018, we completed the acquisition of Giosis Pte. Ltd.’s (“Giosis”) Japan business, including the Qoo10.jp platform, in exchange for $306 million in cash and the relinquishment of our existing equity method investment in Giosis, which allows us to offer Japanese consumers access to more inventory and grows our international presence. In the third quarter of 2018, we sold our equity investment in Flipkart, for cash proceeds of approximately $1.0 billion. In the fourth quarter of 2018, we announced our intention to acquire the U.K.-based classifieds site, Motors.co.uk. We believe the acquisition will increase our international presence and give buyers access to more listings. We expect to close this transaction in the first half of 2019, subject to customary closing conditions and regulatory approvals.

Competition

We encounter vigorous competition in our business from numerous sources. Our users can list, buy, sell and pay for similar items through a variety of competing online, mobile and offline channels. These include, but are not limited to, retailers, distributors, liquidators, import and export companies, auctioneers, catalog and mail-order companies, classifieds, directories, search engines, commerce participants (consumer-to-consumer, business-to-consumer and business-to-business), shopping channels and networks. As our product offerings continue to broaden into new categories of items and new commerce formats, we expect to face additional competition from other online, mobile and offline channels for those new offerings. We compete on the basis of price, product selection and services.

For more information regarding risks of competition, see the information in “Item 1A: Risk Factors” under the captions “Substantial and increasingly intense competition worldwide in ecommerce may harm our business” and “We are subject to regulatory activity and antitrust litigation under competition laws.”

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

Government Regulation

Government regulation impacts key aspects of our business. In particular, we are subject to laws and regulations that affect the ecommerce industry in many countries where we operate. For more information regarding regulatory risks, see the information in “Item 1A: Risk Factors” under the caption “Our business is subject to extensive government regulation and oversight.”

Seasonality

We expect transaction activity patterns on our platforms to mirror general consumer buying patterns. Please see the additional information in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Seasonality.”

Technology

eBay Inc.’s platforms use a combination of proprietary technologies and services as well as technologies and services provided by others. We have developed intuitive user interfaces, buyer and seller tools and transaction processing, database and network applications that help enable our users to reliably and securely complete transactions on our sites. Our technology infrastructure simplifies the storage and processing of large amounts of data, eases the deployment and operation of large-scale global products and services and automates much of the administration of large-scale clusters of computers. Our infrastructure has been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences.

For information regarding technology-related risks, see the information in “Item 1A: Risk Factors” under the caption “Systems failures or cyberattacks and resulting interruptions in the availability of or degradation in the performance of our websites, applications, products or services could harm our business.”

In support of our ongoing commitment to innovation and a better customer experience, we have been on a multi-year evolution to modernize our marketplace. Our aim is to create a fully relevant and personalized shopping experience, built on a foundation of structured data and leveraging advanced technologies like artificial intelligence and computer vision. Our goal is to make every product image on the Internet shoppable, with features such as Image Search, Find It On eBay, and our drag-and-drop search capabilities.

To ensure that the technology supporting these features and capabilities is as efficient, scalable, and secure as possible, we are also undergoing an ambitious three-year effort to re-platform our backend infrastructure. As part of that effort, in 2018, we announced that we are developing our own custom-designed servers, built by eBay, for eBay.

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

Employees

As of December 31, 2018, we employed approximately 14,000 people globally. Approximately 7,100 of our employees were located in the U.S.

Available Information

Our Internet address is www.ebay.com. Our investor relations website is located at investors.ebayinc.com. We make available free of charge on our investor relations website under the heading “Financial Information - SEC Filings” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after such materials are electronically filed with (or furnished to) the SEC.

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs on our investor relations website. Further corporate governance information, including our governance guidelines for our Board of Directors (“Board”), board committee charters and code of conduct, is also available on our investor relations website under the heading “Corporate Governance.”

The contents of our websites and webcasts and information hat can be accessed through our websites and webcasts are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with (or furnish to) the SEC, and any references to our websites and webcasts are intended to be inactive textual references only.

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

We face increased competitive pressure online and offline. In particular, the competitive norm for, and the expected level of service from, ecommerce and mobile commerce has significantly increased, due to, among other factors, improved user experience, greater ease of buying goods, lower (or no) shipping costs, faster shipping times and more favorable return policies. In addition, certain platform businesses, such as Alibaba, Amazon, Apple, Facebook and Google, many of whom are larger than us or have greater capitalization, have a dominant and secure position in other industries or certain significant markets, and offer other goods and services to consumers and merchants that we do not offer. If we are unable to change our products, offerings and services in ways that reflect the changing demands of ecommerce and mobile commerce marketplaces, particularly the higher growth of sales of fixed-price items and higher expected service levels (some of which depend on services provided by sellers on our platforms), or compete effectively with and adapt to changes in larger platform businesses, our business will suffer.

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

Our Classifieds platforms offer classifieds listings in a variety of international markets. In many markets in which they operate, our Classifieds platforms compete for customers and for advertisers against more established online and offline classifieds platforms or other competing websites.

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

Our operations and performance depend significantly on global and regional economic conditions. Adverse economic conditions and events (including volatility or distress in the equity and/or debt or credit markets) have in the past negatively impacted regional and global financial markets and will likely continue to do so from time to time in the future. These events and conditions, including uncertainties and instability in economic and market conditions caused by the United Kingdom’s vote to exit the European Union and any outcomes resulting from that vote, could have a negative and adverse impact on companies and customers with which we do business or cause us to write down our assets or investments. In addition, financial turmoil affecting the banking system or financial markets could cause additional consolidation of the financial services industry, or significant financial service institution failures, new or incremental tightening in the credit markets, low liquidity, and extreme volatility in fixed income, credit, currency, and equity markets. Adverse impacts to the companies and customers with which we do business, the banking system, or financial markets could have a material adverse effect on our business, including a reduction in the volume and prices of transactions on our commerce platforms.

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

Our international businesses, especially in the United Kingdom, Germany, Australia and Korea, and cross-border business from greater China, have generated a majority of our net revenues in recent years. In addition to uncertainty about our ability to generate revenues from our foreign operations and expand into international markets, there are risks inherent in doing business internationally, including:

•	uncertainties and instability in economic and market conditions caused by the United Kingdom’s vote to exit the European Union and any outcomes resulting from that vote;

•
uncertainty regarding how the United Kingdom’s access to the European Union Single Market and the wider trading, legal, regulatory and labor environments, especially in the United Kingdom and European Union, will be impacted by the United Kingdom’s vote to exit the European Union and any outcomes resulting from that vote, including the resulting impact on our business and that of our clients;

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

If we cannot keep pace with rapid technological developments or continue to innovate and create new initiatives to provide new programs, products and services, the use of our products and our revenues could decline.

Rapid, significant technological changes continue to confront the industries in which we operate and we cannot predict the effect of technological changes on our business. We also continuously strive to create new initiatives and innovations that offer growth opportunities, such as our new payments and advertising offerings. In addition to our own initiatives and innovations, we rely in part on third parties, including some of our competitors, for the development of and access to new technologies. We expect that new services and technologies applicable to the industries in which we operate will continue to emerge. These new services and technologies may be superior to, or render obsolete, the technologies we currently use in our products and services. Incorporating new technologies into our products and services may require substantial expenditures and take considerable time, and ultimately may not be successful. In addition, our ability to adopt new services and develop new technologies may be inhibited by industry-wide standards, new laws and regulations, resistance to change from our users, clients or merchants, or third parties’ intellectual property rights. Our success will depend on our ability to develop new technologies and adapt to technological changes and evolving industry standards.

Our business is subject to extensive government regulation and oversight.

We are subject to laws and regulations affecting our domestic and international operations in a number of areas, including consumer protection, data privacy requirements, intellectual property ownership and infringement, prohibited items and stolen goods, resale of event tickets, tax, anti-competition, export requirements, anti-corruption, labor, advertising, digital content, real estate, billing, ecommerce, promotions, quality of services, telecommunications, mobile communications and media, environmental, and health and safety regulations, as well as laws and regulations intended to combat money laundering and the financing of terrorist activities. In addition, we are, or may become, subject to further regulation in some of the above-mentioned areas or new areas as a result of our new payments capabilities.

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

•	Some sports teams have threatened to revoke the privileges of season ticket owners if they resell their tickets through a platform that is not affiliated with, or approved by, such sports teams.

•	To the extent that StubHub holds ticket inventory, we may be exposed to losses associated with such inventory.

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

Our eBay Money Back Guarantee program represents the means by which we compensate users who believe that they have been defrauded, have not received the item that they purchased or have received an item different from what was described. In addition, as we roll out our new payments capabilities, we may be exposed to losses associated with compensating our sellers for fraudulent payments. We expect to continue to receive communications from users requesting reimbursement or threatening or commencing legal action against us if no reimbursement is made. Our liability for these sort of claims is slowly beginning to be clarified in some jurisdictions and may be higher in some non-U.S. jurisdictions than it is in the United States. Litigation involving liability for any such third-party actions could be costly and time consuming for us, divert management attention, result in increased costs of doing business, lead to adverse judgments or settlements or otherwise harm our business. In addition, affected users will likely complain to regulatory agencies that could take action against us, including imposing fines or seeking injunctions.

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

We face risks with respect to fraudulent activities on our platforms and periodically receive complaints from buyers and sellers who may not have received the goods that they had contracted to purchase or payment for the goods that a buyer had contracted to purchase. In some European and Asian jurisdictions, buyers may also have the right to withdraw from a sale made by a professional seller within a specified time period. While we can, in some cases, suspend the accounts of users who fail to fulfill their payment or delivery obligations to other users, we do not have the ability to require users to make payment or deliver goods, or otherwise make users whole other than through our buyer protection program, which in the United States we refer to as the eBay Money Back Guarantee, or as we roll out our new payments capabilities, by compensating our sellers for fraudulent payments. Although we have implemented measures to detect and reduce the occurrence of fraudulent activities, combat bad buyer experiences and increase buyer satisfaction, including evaluating sellers on the basis of their transaction history and restricting or suspending their activity, there can be no assurance that these measures will be effective in combating fraudulent transactions or improving overall satisfaction among sellers, buyers, and other participants. Additional measures to address fraud could negatively affect the attractiveness of our services to buyers or sellers, resulting in a reduction in the ability to attract new users or retain current users, damage to our reputation, or a diminution in the value of our brand names.

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

•	our indebtedness and leverage may increase our vulnerability to downturns in our business, to competitive pressures, and to adverse changes in general economic and industry conditions;

•	adverse changes in the ratings assigned to our debt securities by credit rating agencies will likely increase our borrowing costs;

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions, share repurchases, dividends or other general corporate and other purposes may be limited; and

•	our flexibility in planning for, or reacting to, changes in our business and our industry may be limited.

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

The application of indirect taxes (such as sales and use tax, value-added tax (“VAT”), goods and services tax (including the “digital services tax”), business tax and gross receipt tax) to ecommerce businesses is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the adoption and growth of the Internet and ecommerce. In many cases, it is not clear how existing statutes apply to ecommerce services. In addition, many state and foreign governments are increasingly looking for ways to increase revenues, which has resulted in legislative action, including new taxes on services and gross revenues and through other indirect taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain.

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

Our business and its users are subject to internet sales tax and sales reporting and record-keeping obligations.

The application of sales tax and other indirect taxes on cross border sales by remote sellers is continuing to change and evolve. On June 21, 2018, the U.S. Supreme Court decided South Dakota v. Wayfair, Inc. et al, a case challenging the current law under which online retailers are not required to collect sales and use tax unless they have a physical presence in the buyer’s state. This decision will now allow states to adopt new or enforce existing laws requiring sellers to collect and remit sales and use tax, even in states in which the seller has no presence. The adoption or enforcement of any such legislation could result in a sales and use tax collection responsibility for certain of our sellers. This collection responsibility and the additional costs associated with complex sales and use tax collection, remittance and audit requirements could create additional burdens for buyers and sellers on our websites and mobile platforms and could harm our business. Similar laws imposing tax collection responsibility on foreign sellers are being consider in other countries as well. We are now jointly liable for U.K. VAT for certain non-U.K. sellers who fail to fulfill their U.K. VAT obligations unless we suspend their eBay activity until the seller resolves the matter with the U.K. VAT authority. Other jurisdictions are considering similar legislation.

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

Acquisitions, dispositions, joint ventures, strategic partnerships and strategic investments could result in operating difficulties and could harm our business or impact our financial results.

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

In connection with a commercial agreement, we entered into a warrant agreement with a service provider that entitles us to acquire a fixed number of shares of the service provider’s common stock subject to certain milestones being met. This warrant is accounted for as a derivative instrument under ASC Topic 815, Derivatives and Hedging. Changes in the service provider’s common stock price and equity volatility may have a significant impact on the value of this warrant. We report this warrant on a quarterly basis at fair value in our consolidated balance sheets, and changes in the fair value of this warrant are recognized in our consolidated statement of income. Fluctuations in the service provider’s common stock or other changes in assumptions could result in material changes in the fair value that we report in our consolidated balance sheets and our consolidated statement of income, which could have a material impact on our financial results.

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

We cannot assure that we will continue to pay dividends on our common stock.

In January 2019, we initiated a quarterly cash dividend on our common stock. The timing, declaration, amount and payment of any future dividends fall within the discretion of our Board of Directors and will depend on many factors, including our available cash, working capital, financial condition, results of operations, capital requirements, covenants in our debt instruments, applicable law and other considerations that our Board of Directors considers relevant. A reduction in the amount of cash dividends on our common stock, the suspension of those dividends or a failure to meet market expectations regarding potential dividend increases could have a material adverse effect on the market price of our common stock. If we do not pay cash dividends on our common stock in the future, realization of a gain on an investment in our common stock will depend entirely on the appreciation of the price of our common stock, which may not occur.

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

We entered into a separation and distribution agreement and various other agreements with PayPal to govern the Distribution and the relationship of the two companies. These agreements provide for specific indemnity and liability obligations and could lead to disputes between us and PayPal. The indemnity rights we have against PayPal under the agreements may not be sufficient to protect us. In addition, our indemnity obligations to PayPal may be significant and these risks could negatively affect our results of operations and financial condition.

ITEM 1B: UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2: PROPERTIES

We own and lease various properties in the U.S. and 33 other countries around the world. We use the properties for executive and administrative offices, data centers, product development offices, fulfillment centers and customer service offices. Our headquarters are located in San Jose, California and occupies approximately 0.5 million square feet. Our owned data centers are solely located in Utah. As of December 31, 2018, our owned and leased properties provided us with aggregate square footage as follows (in millions):

	United States	Other Countries	Total
Owned facilities	1.3	—	1.3
Leased facilities	0.8	4.3	5.1
Total facilities	2.1	4.3	6.4

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

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable were not material for the year ended December 31, 2018. Except as otherwise noted for the proceedings described in this Item 3, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to significant uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material.
General Matters

Third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We are subject to patent disputes, and expect that we could be subject to additional patent infringement claims involving various aspects of our business as our products and services continue to expand in scope and complexity. Such claims may be brought directly or indirectly against our companies and/or against our customers (who may be entitled to contractual indemnification under their contracts with us), and we are subject to increased exposure to such claims as a result of our acquisitions and divestitures and in cases where we are entering new lines of business. We have in the past been forced to litigate such claims. We may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act, the Lanham Act and the Communications Decency Act are interpreted by the courts, and as we expand the scope of our business (both in terms of the range of products and services that we offer and our geographical operations) and become subject to laws in jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves are either unclear or less favorable. We believe that additional lawsuits alleging that we have violated patent, copyright or trademark laws will be filed against us. Intellectual property claims, whether meritorious or not, are time consuming and costly to defend and resolve, could require expensive changes in our methods of doing business or could require us to enter into costly royalty or licensing agreements on unfavorable terms.

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

Indemnification Provisions

We entered into a separation and distribution agreement and various other agreements with PayPal to govern the separation and relationship of the two companies. These agreements provide for specific indemnity and liability obligations and could lead to disputes between us and PayPal, which may be significant. In addition, the indemnity rights we have against PayPal under the agreements may not be sufficient to protect us and our indemnity obligations to PayPal may be significant.

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

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock has been traded on The Nasdaq Global Select Market under the symbol “EBAY” since September 24, 1998. As of January 25, 2019, there were approximately 3,661 holders of record of our common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock.

Dividend Policy

To date, we have not paid cash dividends on our stock. In January 2019, our Board of Directors initiated a quarterly cash dividend of $0.14 per share of common stock to be paid on or about March 20, 2019 to shareholders of record as of March 1, 2019. The timing, declaration, amount and payment of any future cash dividends are at the discretion of the Board of Directors and will depend on many factors, including our available cash, working capital, financial condition, results of operations, capital requirements, covenants in our credit agreement, applicable law and other business considerations that our Board of Directors considers relevant. See “We cannot assure that we will continue to pay dividends on our common stock” under “Item 1A. Risk Factors.”

Performance Measurement Comparison

The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on December 31, 2013 (the last trading day for the year ended December 31, 2013) in (i) our common stock, (ii) the Nasdaq Composite Index, (iii) the S&P 500 Index and (iv) the S&P 500 Information Technology Index. For the purpose of this graph, the distribution of 100% of the outstanding common stock of PayPal Holdings, Inc. (“PayPal”) to our stockholders, pursuant to which PayPal became an independent company, is treated as a non-taxable cash dividend of $41.46, an amount equal to the opening price of PayPal common stock on July 20, 2015 which was deemed reinvested in eBay common stock at the opening price on July 20, 2015.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Stock repurchase activity during the three months ended December 31, 2018 was as follows:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet be Purchased Under the Programs (1)
October 31, 2018	—	$—	—	$4,650,996,317
November 30, 2018	28,893,212	$28.96	28,893,212	$3,814,130,578
December 31, 2018	22,930,017	$28.91	22,930,017	$3,151,117,766
	51,823,229		51,823,229

(1)	In January 2018 our Board authorized a $6.0 billion stock repurchase program. The stock repurchase program has no expiration from the date of authorization.
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
During the three months ended December 31, 2018, we repurchased approximately $1.5 billion of our common stock under our stock repurchase program. As of December 31, 2018, a total of approximately $3.2 billion remained available for future repurchases of our common stock under our stock repurchase program. In January 2019, our Board authorized an additional $4.0 billion stock repurchase program, with no expiration from the date of authorization.
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

ITEM 6: SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The consolidated statement of income data for the years ended December 31, 2018, 2017 and 2016 are derived from our audited consolidated financial statements. The consolidated balance sheet data as of December 31, 2018 and 2017 are derived from our audited consolidated financial statements. The consolidated balance sheet data as of December 31, 2016 has been derived from our audited consolidated financial statements adjusted for the adoption of the ASC 606, Revenue from Contracts with Customers (ASC 606). The consolidated statement of income data and consolidated balance sheet data as of and for the years ended December 31, 2015 and 2014 are derived from our audited consolidated financial statements, which have not been adjusted for ASC 606.

	Year Ended December 31,
	2018 (5)	2017 (3)(6)	2016 (3)(7)	2015	2014 (8)
	(In millions, except per share amounts)
Consolidated Statement of Income Data: (1)
Net revenues	$10,746	$9,927	$9,298	$8,592	$8,790
Gross profit	8,364	7,706	7,294	6,821	7,127
Income from operations	2,222	2,264	2,325	2,197	2,476
Income from continuing operations before income taxes	2,718	2,275	3,651	2,406	2,515
Income (loss) from continuing operations	2,528	(1,013)	7,285	1,947	(865)
Income (loss) per share from continuing operations:
Basic	$2.58	$(0.95)	$6.43	$1.61	$(0.69)
Diluted	$2.55	$(0.95)	$6.37	$1.60	$(0.69)
Weighted average shares:
Basic	980	1,064	1,133	1,208	1,251
Diluted	991	1,064	1,144	1,220	1,251

	As of December 31,
	2018 (5)	2017 (3) (6)	2016 (3) (7)	2015	2014 (8)
	(In millions)
Consolidated Balance Sheet Data: (1)
Cash and cash equivalents	$2,202	$2,120	$1,816	$1,832	$4,105
Short-term investments	2,713	3,743	5,333	4,299	3,730
Long-term investments	3,778	6,331	3,969	3,391	5,736
Working capital - continuing operations	2,672	4,185	5,010	5,641	4,463
Working capital - discontinued operations	—	—	—	—	4,537
Working capital total (2)	2,672	4,185	5,010	5,641	9,000
Total assets - continuing operations	22,819	25,986	23,851	17,785	21,716
Total assets - discontinued operations	—	—	—	—	23,416
Total assets	22,819	25,986	23,851	17,785	45,132
Short-term debt	1,546	781	1,451	—	850
Long-term debt	7,685	9,234	7,509	6,779	6,777
Total stockholders’ equity (4)	6,281	8,049	10,526	6,576	19,906

(1)
Includes the impact of acquisitions and dispositions. For a summary of recent significant acquisitions and dispositions, please see “Note 3 - Business Combinations” to the consolidated financial statements included in this report.

(2)	Working capital is calculated as the difference between total current assets and total current liabilities.

(3)	Reflects the impact of the adoption of the new revenue recognition accounting standard in 2018. Periods prior to 2016 have not been revised.

(4)	Includes the impact of the Distribution of PayPal on July 17, 2015.

(5)
The consolidated balance sheet data as of December 31, 2018 includes the impact of a $463 million reduction to the provisional current and deferred tax liabilities recorded in the fourth quarter of 2017 and a $120 million reduction in 2018 to the deferred tax asset recognized in 2017 as a result of a tax rate change. The consolidated statement of income data for the year ended December 31, 2018 includes a $463 million income tax benefit and $120 million tax expense associated with such current and deferred tax liabilities and assets, respectively.

(6)
The consolidated balance sheet data as of December 31, 2017 includes the impact of a $695 million deferred tax asset recognized in 2017 as a result of our voluntary domiciling our Classifieds intangible assets into a new jurisdiction. The consolidated statement of income data for the year ended December 31, 2017 includes a $695 million income tax benefit associated with such deferred tax asset, $376 million caused by the foreign exchange remeasurement of our deferred tax assets and a $3.1 billion provisional tax expense associated with the enactment of the Tax Cuts and Jobs Act.

(7)
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

(8)
The consolidated statement of income data for the year ended December 31, 2014 includes an income tax provision of approximately $3.0 billion to recognize deferred tax liabilities on $9.0 billion of undistributed foreign earnings of certain of our foreign subsidiaries for 2013.

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

OVERVIEW

Business

eBay Inc. is a global commerce leader, which includes our Marketplace, StubHub and Classifieds platforms. Our Marketplace platforms include our online marketplace located at www.ebay.com, its localized counterparts and the eBay suite of mobile apps. Our StubHub platforms include our online ticket platform located at www.stubhub.com, its localized counterparts and the StubHub mobile apps. Our Classifieds platforms include a collection of brands such as Mobile.de, Kijiji, Gumtree, Marktplaats, eBay Kleinanzeigen and others.

Seasonality

We expect transaction activity patterns on our platforms to mirror general consumer buying patterns and expect that these trends will continue. The following table sets forth, for the periods presented, our total net revenues and the sequential quarterly movements of these net revenues (in millions, except percentages):

	Quarter Ended
	March 31	June 30	September 30	December 31
2016
Net revenues	$2,216	$2,309	$2,299	$2,474
Percent change from prior quarter	(5)%	4%	0%	8%
2017
Net revenues	$2,303	$2,419	$2,498	$2,707
Percent change from prior quarter	(7)%	5%	3%	8%
2018
Net revenues	$2,580	$2,640	$2,649	$2,877
Percent change from prior quarter	(5)%	2%	0%	9%

Impact of Foreign Currency Exchange Rates

Our commerce platforms operate globally, resulting in certain revenues that are denominated in foreign currencies, primarily the euro, British pound, Korean won and Australian dollar, subjecting us to foreign currency risk which may impact our financial results. Because of this and the fact that we generate a majority of our net revenues internationally, including during the years ended December 31, 2018, 2017 and 2016, we are subject to the risks related to doing business in foreign countries as discussed under “Item 1A: Risk Factors.”

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

The effect of foreign currency exchange rate movements during 2018 was primarily attributable to the weakening of the U.S. dollar against the euro, British pound and Korean won.

Fiscal Year Highlights

Net revenues increased 8% to $10.7 billion in 2018 compared to 2017, primarily driven by Marketplace net transaction revenues and Classifieds marketing services and other revenues. FX-Neutral net revenue (as defined below) increased 6% in 2018 compared to 2017. Operating margin decreased to 20.7% in 2018 compared to 22.8% in 2017.

In the third quarter of 2018, we sold our investment in Flipkart and received gross proceeds of $1.0 billion. We generated cash flow from continuing operating activities of $2.7 billion in 2018 compared to $3.1 billion in 2017, ending the year with cash, cash equivalents and non-equity investments of $8.6 billion.

In the fourth quarter of 2018, we completed our analysis of the impacts of U.S. tax reform in the fourth quarter and recognized a $463 million reduction to the provisional tax amounts recorded in the fourth quarter of 2017, which is included as a component of income tax expense from continuing operations.

Diluted earnings per share from continuing operations was $2.55 in 2018 compared to diluted loss per share of $0.95 in 2017. In January 2019, our Board of Directors initiated a quarterly cash dividend of $0.14 per share of common stock to be paid on or about March 20, 2019 to shareholders of record as of March 1, 2019.

RESULTS OF OPERATIONS

Net Revenues

We generate two types of net revenues: net transaction revenues and marketing services and other (“MS&O”) revenues. Net transaction revenues are derived principally from final value fees (which are fees payable on transactions closed on our Marketplace and StubHub platforms), listing fees and other service fees. MS&O revenues consist of Marketplace, StubHub and Classifieds revenue principally from the sale of advertisements, vehicles classifieds listing on Marketplace platforms, revenue sharing arrangements, classifieds fees and marketing service fees. Revenues are attributed to U.S. and international geographies primarily based upon the country in which the seller, platform that displays advertising, other service provider or customer, as the case may be, is located. To drive traffic to our platforms, we provide incentives to our users, including discounts, coupons and rewards. If an incentive is considered a payment to a customer it is treated as a reduction in revenue.

The following table presents net revenues by type and geography (in millions, except percentages):

	Year Ended December 31,
	2018	% Change	2017	% Change	2016
Net Revenues by Type:
Net transaction revenues:
Marketplace (1)	$7,416	9%	$6,809	6%	$6,425
StubHub	1,068	6%	1,011	8%	938
Total net transaction revenues	8,484	8%	7,820	6%	7,363
Marketing services and other revenues:
Marketplace	1,225	3%	1,192	5%	1,137
Classifieds	1,022	14%	897	13%	791
StubHub, Corporate and other	15	(17)%	18	**	7
Total marketing services and other revenues	2,262	7%	2,107	9%	1,935
Total net revenues	$10,746	8%	$9,927	7%	$9,298

Net Revenues by Geography:
U.S.	$4,373	4%	$4,187	6%	$3,967
International	6,373	11%	5,740	8%	5,331
Total net revenues	$10,746	8%	$9,927	7%	$9,298

**	Not meaningful

(1)
Marketplace net transaction revenues were net of $8 million and $28 million of hedging activity in 2018 and 2017, respectively. There were no hedging activities within net revenues during 2016. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk for further discussion of our hedging activity.

The following table presents certain key operating metrics that we believe are significant factors affecting our net transaction revenues (in millions, except percentages):

	Year Ended December 31,
	2018	% Change	2017	% Change	2016
Supplemental Operating Data:
GMV (1):
Marketplace	$89,829	7%	$83,883	6%	$79,178
StubHub	4,751	5%	4,520	5%	4,310
Total GMV	$94,580	7%	$88,403	6%	$83,488

Transaction take rate:
Marketplace (2)	8.25%	0.13%	8.12%	0.01%	8.11%
StubHub (3)	22.48%	0.11%	22.37%	0.60%	21.77%
Total transaction take rate (4)	8.97%	0.12%	8.85%	0.03%	8.82%

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

(2)	We define Marketplace transaction take rate as Marketplace net transaction revenues divided by Marketplace GMV.

(3)	We define StubHub transaction take rate as StubHub net transaction revenues divided by StubHub GMV.

(4)	We define total transaction take rate as total net transaction revenues divided by GMV.

Net Transaction Revenues

The following table presents total net transaction revenues and supplemental operating data (in millions, except percentages):

	Year Ended December 31,		% Change		Year Ended December 31,		% Change
	2018	2017	As Reported	FX-Neutral	2017	2016	As Reported	FX-Neutral
Total net transaction revenues	8,484	7,820	8%	7%	7,820	7,363	6%	7%
Percentage of net revenues	79%	79%			79%	79%

Total GMV	94,580	88,403	7%	5%	88,403	83,488	6%	6%
Total transaction take rate	8.97%	8.85%	0.12%		8.85%	8.82%	0.03%

The changes in net transaction revenues and total transaction take rate were primarily driven by our Marketplace platform as further discussed below.

Net transaction revenues earned internationally totaled $4.7 billion, $4.2 billion and $4.0 billion in 2018, 2017 and 2016, respectively, representing 55%, 54% and 55% of total net transaction revenues in the respective periods. The increase in net transaction revenues earned internationally as a percentage of total net transaction revenues in 2018 compared to 2017 was primarily driven by a favorable impact from foreign currency movements relative to the U.S. dollar. The decrease in net transaction revenues earned internationally as a percentage of total net transaction revenue in 2017 compared to 2016 was primarily driven by an unfavorable impact from foreign currency movements relative to the U.S. dollar.

Marketplace Net Transaction Revenues

The following table presents Marketplace net transaction revenues and supplemental operating data (in millions, except percentages):

	Year Ended December 31,		% Change		Year Ended December 31,		% Change
	2018	2017	As Reported	FX-Neutral	2017	2016	As Reported	FX-Neutral
Marketplace net transaction revenues	7,416	6,809	9%	7%	6,809	6,425	6%	7%

Marketplace GMV	89,829	83,883	7%	5%	83,883	79,178	6%	6%
Marketplace take rate	8.25%	8.12%	0.13%		8.12%	8.11%	0.01%

The increase in Marketplace net transaction revenues in 2018 compared to 2017 was primarily due to an increase in Marketplace GMV and a favorable impact from foreign currency movements relative to the U.S. dollar. Marketplace transaction take rate was higher in 2018 compared to 2017, primarily due to growth in promoted listing fees, which along with final value fees are calculated as a percentage of an items sale price, and a decrease in seller incentives, partially offset by a decrease in revenues from final value fees attributable to pricing and category mix.

The increase in Marketplace net transaction revenues in 2017 compared to 2016 was primarily due to Marketplace GMV growth, partially offset by hedging activity and an unfavorable impact from foreign currency movements relative to the U.S. dollar. Marketplace transaction take rate in 2017 compared to 2016 was relatively flat.

StubHub Net Transaction Revenues

The following table presents StubHub net transaction revenues and supplemental operating data (in millions, except percentages):

	Year Ended December 31,		% Change		Year Ended December 31,		% Change
	2018	2017	As Reported	FX-Neutral	2017	2016	As Reported	FX-Neutral
StubHub net transaction revenues	1,068	1,011	6%	6%	1,011	938	8%	8%

StubHub GMV	4,751	4,520	5%	5%	4,520	4,310	5%	5%
StubHub take rate	22.48%	22.37%	0.11%		22.37%	21.77%	0.60%

The increase in StubHub net transaction revenues in 2018 compared to 2017 was primarily due to an increase in StubHub GMV. The increase in StubHub GMV in 2018 compared to 2017 was primarily driven by concerts and sporting events. The increase in StubHub transaction take rate in 2018 compared to 2017 was primarily due to pricing changes on the platform.

The increase in StubHub net transaction revenues in 2017 compared to 2016 was primarily due to an increase in StubHub take rate and StubHub GMV. The increase in StubHub transaction take rate in 2017 compared to 2016 was primarily due to pricing changes and a decrease in our buyer incentives, which are accounted for as a reduction of revenue. The increase in StubHub GMV in 2017 compared to 2016 was primarily driven by theater and concerts, partially offset by sporting events.

Marketing Services and Other Revenues

The following table presents MS&O revenues (in millions, except percentages):

	Year Ended December 31,		% Change		Year Ended December 31,		% Change
	2018	2017	As Reported	FX-Neutral	2017	2016	As Reported	FX-Neutral
MS&O revenues:
Marketplace	$1,225	$1,192	3%	1%	$1,192	$1,137	5%	5%
Classifieds	1,022	897	14%	10%	897	791	13%	12%
StubHub, Corporate and other	15	18	(17)%	(18)%	18	7	**	**
Total MS&O revenues	$2,262	$2,107	7%	5%	$2,107	$1,935	9%	8%
Percentage of net revenues	21%	21%			21%	21%

Marketplace MS&O Revenues

The increase in Marketplace MS&O revenues in 2018 compared to 2017 was primarily driven by an increase in revenues attributable to our first-party inventory program in Korea and revenue sharing arrangements, particularly shipping, partially offset by a decrease in advertising revenues that was driven by our ongoing shift to promoted listing fees, which are recognized in net transaction revenues. The increase in Marketplace MS&O revenues in 2017 compared to 2016 was primarily driven by an increase in revenues attributable to our first-party inventory program in Korea and, to a lesser extent, our Brands4friends online shopping community.

Classifieds MS&O Revenues

The increases in Classifieds MS&O revenues in 2018 compared to 2017 and in 2017 compared to 2016 was primarily driven by increased revenue from our Classifieds horizontal and vertical motors platforms primarily in Germany.

Cost of Net Revenues

Cost of net revenues primarily consists of costs associated with customer support, site operations, costs of goods sold and payment processing. Significant components of these costs include employee compensation, contractor costs, facilities costs, depreciation of equipment and amortization expense, first party inventory costs, bank transaction fees, and credit card interchange and assessment fees. The following table presents cost of net revenues (in millions, except percentages):

	Year Ended December 31,
	2018	% Change	2017	% Change	2016
Cost of net revenues	$2,382	7%	$2,221	11%	$2,004
As a percentage of net revenues	22.2%		22.4%		21.6%

The increase in cost of net revenues in 2018 compared to 2017 was primarily due to an increase in site operation and payment processing costs as we increased our investments in our business, and an increase in costs of goods sold driven by our first-party inventory program in Korea.

The increase in cost of net revenues in 2017 compared to 2016 was primarily due to an increase in costs of goods sold driven by our first-party inventory program in Korea and our Brands4friends online shopping community and increased investments in site operations.

Cost of net revenues was unfavorably impacted by $34 million attributable to foreign currency movements relative to the U.S. dollar in 2018. Cost of net revenues, net of $3 million from hedging activities, was unfavorably impacted by $19 million attributable to foreign currency movements relative to the U.S. dollar in 2017 compared to 2016. There was no hedging activity within cost of net revenues in 2018.

Operating Expenses

The following table presents operating expenses (in millions, except percentages):

	Year Ended December 31,
	2018	% Change	2017	% Change	2016
Sales and marketing	$3,391	18%	$2,878	7%	$2,691
Percentage of net revenues	32%		29%		29%
Product development	1,285	5%	1,224	10%	1,114
Percentage of net revenues	12%		12%		12%
General and administrative	1,131	10%	1,030	15%	899
Percentage of net revenues	11%		10%		10%
Provision for transaction losses	286	5%	272	18%	231
Percentage of net revenues	3%		3%		2%
Amortization of acquired intangible assets	49	27%	38	12%	34
Total operating expenses	$6,142	13%	$5,442	10%	$4,969

Operating expenses were unfavorably impacted by $68 million attributable to foreign currency movements relative to the U.S. dollar in 2018 compared to 2017. Operating expenses, net of $8 million from hedging activities, were unfavorably impacted by $14 million attributable to foreign currency movements relative to the U.S. dollar in 2017 compared to 2016. There was no hedging activity within operating expenses in 2018.

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

The increase in sales and marketing expense in 2018 compared to 2017 was primarily due to an increase in user coupons and rewards and traffic acquisition costs. The increase in sales and marketing expense in 2017 compared to 2016 was primarily due to an increase in brand spend and employee-related costs.

Product Development

Product development expenses primarily consist of employee compensation, contractor costs, facilities costs and depreciation on equipment. Product development expenses are net of required capitalization of major platform and other product development efforts, including the development and maintenance of our technology platform. Our top technology priorities include payment intermediation capabilities and improved seller tools and buyer experiences built on a foundation of structured data and leveraging artificial intelligence and computer vision.

Capitalized internal use and platform development costs were $147 million and $140 million in 2018 and 2017, respectively, and are primarily reflected as a cost of net revenues when amortized in future periods.

The increase in product development expenses in 2018 compared to 2017 was primarily due to an increase in employee-related costs, partially offset by a decrease in depreciation on equipment. The increase in product development expenses in 2017 compared to 2016 was primarily due to an increase in employee-related costs.

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

The increase in general and administrative expenses in 2018 compared to 2017 was primarily due to restructuring costs related to our global workforce reduction and an increase in employee-related costs. For additional details related to the restructuring, refer to “Note 17 – Restructuring” to the consolidated financial statements included in this report.

The increase in general and administrative expenses in 2017 compared to 2016 was primarily due to increased data, information security and employee-related costs, as well as costs related to the integration of prior period acquisitions and realignment of our legal structure.

Provision for Transaction Losses

Provision for transaction losses primarily consists of transaction loss expense associated with our buyer protection programs, fraud and bad debt expense associated with our accounts receivable balance. We expect our provision for transaction losses to fluctuate depending on many factors, including changes to our protection programs and the impact of regulatory changes.

The increase in provision for transaction losses in 2018 compared to 2017 was not significant. The increase in provision for transaction losses in 2017 compared to 2016 was primarily due to higher customer protection program costs and an increase in costs related to uncollectible accounts.

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

	Year Ended December 31,
	2018	% Change	2017	% Change	2016
Interest income	$176	(1)%	$177	42%	$125
Interest expense	(326)	12%	(292)	30%	(225)
Gains on investments and sale of business	663	**	115	(91)%	1,343
Other	(17)	**	11	(87)%	83
Total interest and other, net	$496	**	$11	(99)%	$1,326

The increase in interest and other, net in 2018 compared to 2017 was primarily attributable to the $313 million gain recognized on the sale of our investment in Flipkart and $266 million gain recognized upon relinquishment of our existing equity method investment in Giosis and $104 million gain recognized due to the change in fair value of the warrant.

The decrease in interest and other, net in 2017 compared to 2016 was primarily due to the $1.3 billion pre-tax gain from the sale of our equity holdings of MercadoLibre, Inc. in 2016.

Income Tax Provision

The following table presents provision for income taxes (in millions, except percentages):

	Year Ended December 31,
	2018	2017	2016
Income tax provision (benefit)	$190	$3,288	$(3,634)
Effective tax rate	7.0%	144.5%	(99.5)%

The decrease in our effective tax rate in 2018 compared to 2017 was primarily due to the $3.1 billion provisional tax charge related to the Tax Cuts and Jobs Act (the “Act” or “U.S. tax reform”) recorded in 2017. In 2018, as we completed our analysis of U.S. tax reform, we recorded a $463 million reduction to the provisional tax amounts recorded in 2017. Further, the 2018 effective tax rate was favorably impacted by U.S. tax reform and the gain recognized from the relinquishment of our existing equity method investment in Giosis in the second quarter 2018 that is not subject to U.S. federal income tax on a current basis.

The increase in our effective tax rate in 2017 compared to 2016 was primarily due to a $3.1 billion provisional tax charge for the impacts of U.S. tax reform. Additionally, the 2017 effective tax rate was impacted by the increase in our foreign tax rate as we no longer benefit from certain tax rulings and a noncash income tax charge of $376 million due to the foreign exchange remeasurement of our deferred tax assets, partially offset by the recognition in the first quarter of 2017 of deferred tax assets of approximately $695 million.

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

While our tax rate is higher, the realignment allows us to achieve certain foreign cash tax benefits due to the step-up in tax basis achieved in certain foreign jurisdictions. We expect these cash tax benefits to remain consistent, subject to the performance of our foreign platforms, for a period in excess of 10 years. The realignment was substantially completed in 2018 and primarily impacted our international entities. However, U.S. tax reform and the new U.S. minimum tax on foreign earnings has reduced our expected consolidated cash tax benefits.

On December 22, 2017, the Tax Cuts and Jobs Act was enacted. U.S. tax reform, among other things, reduces the U.S. federal income tax rate from 35% to 21% in 2018, instituted a dividends received deduction for foreign earnings with a related tax for the deemed repatriation of unremitted foreign earnings in 2017 and created a new U.S. minimum tax on earnings of foreign subsidiaries. We recognized a provisional income tax charge of $3.1 billion in the fourth quarter of 2017, which was included as a component of the income tax provision on our consolidated statement of income. We completed our analysis of the impacts of U.S. tax reform in the fourth quarter of 2018 and recognized a $463 million reduction to the provisional tax amounts recorded in the fourth quarter of 2017, which is included as a component of income tax expense from continuing operations.

Included in the provisional amount was $1.4 billion for the income tax on the deemed repatriation of unremitted foreign earnings. We completed the computation of this amount as part of the 2017 income tax return filing and reduced the provisional amount by $18 million. Additionally, we utilized $213 million of foreign tax credits to reduce the net liability.

The remaining provisional amount of $1.7 billion was for the deferred income tax effects of the Act, primarily the impact of the new U.S. minimum tax on foreign earnings, partially offset by the reversal of our existing deferred tax liability associated with repatriation of unremitted foreign earnings. We completed our analysis of the components of the deferred tax computation in the fourth quarter of 2018 and recognized a tax benefit of $445 million as a reduction to the provisional amounts recorded in the fourth quarter of 2017 for the deferred income tax effects of the Act. This amount includes a $389 million tax benefit as a result of clarification by Swiss tax authorities regarding the applicability of withholding tax to repatriated earnings in October 2018.

As a result of U.S. tax reform, our earnings in foreign jurisdictions are taxed at substantially the same rate as the U.S. federal statutory tax rate of 21%. In prior years, our provision for income taxes differed from the provision computed by applying the U.S. federal statutory rate of 35% primarily due to lower tax rates associated with certain earnings from our operations in jurisdictions outside the U.S. The impact on our provision for income taxes of foreign income being taxed at different rates that the U.S. federal statutory rate was a benefit of approximately $217 million in 2017 and $451 million in 2016. In those years, the foreign jurisdictions with lower tax rates that had the most significant impact on our provision for income taxes in the periods presented include Switzerland. See “Note 14 - Income Taxes” to the consolidated financial statements included in this report for more information on our tax rate reconciliation.

Our relative pretax earnings and revenues attributable to the U.S. as compared to the rest of the world may differ over time. In general, these differences are attributable to higher amortization of U.S. based intangible assets, larger stock-based compensation expense recorded in the U.S. for U.S. based employees, overhead related to our corporate operations which are primarily U.S. based and higher average margins earned by non-U.S. businesses. Our U.S. share of pretax income and net revenues was 11.0% and 40.7%, respectively for 2018 and 18.4% and 42.8% for 2017. The difference in relative pretax income and net revenues attributable to the U.S. as compared to the rest of the world for 2018 and 2017 was primarily due to the general drivers discussed above.

From time to time we engage in certain intercompany transactions. We consider many factors when evaluating these transactions. These transactions may impact our tax rate and/or result in additional cash tax payments. The impact in any period may be significant. These transactions are complex and the impact of such transactions on future periods may be difficult to estimate.

We are regularly under examination by tax authorities both domestically and internationally. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations, although we cannot assure you that this will be the case given the inherent uncertainties in these examinations. Due to the ongoing tax examinations, it is generally impractical to determine the amount and timing of these adjustments. However, we expect several tax examinations to close within the next twelve months. See “Note 14 - Income Taxes” to the consolidated financial statements included in this report for more information on estimated settlements within the next twelve months.

Non-GAAP Measures of Financial Performance

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

The following tables set forth a reconciliation of FX-Neutral GMV and FX-Neutral net revenues (each as defined below) to our reported GMV and net revenues for the periods presented (in millions, except percentages):

	Year Ended December 31, 2018			Year Ended December 31, 2017
	As Reported	Exchange Rate Effect(1)(3)	FX-Neutral(2)	As Reported	As Reported % Change	FX-Neutral % Change
GMV:
Marketplace	$89,829	$1,659	$88,170	$83,883	7%	5%
StubHub	4,751	5	4,746	4,520	5%	5%
Total GMV	$94,580	$1,664	$92,916	$88,403	7%	5%

Net transaction revenues:
Marketplace	$7,416	$118	$7,298	$6,809	9%	7%
StubHub	1,068	1	1,067	1,011	6%	6%
Total net transaction revenues	8,484	119	8,365	7,820	8%	7%
Marketing services and other revenues:
Marketplace	1,225	22	1,203	1,192	3%	1%
Classifieds	1,022	33	989	897	14%	10%
StubHub, Corporate and other	15	—	15	18	(17)%	(18)%
Total marketing services and other revenues	2,262	55	2,207	2,107	7%	5%
Total net revenues	$10,746	$174	$10,572	$9,927	8%	6%

	Year Ended December 31, 2017			Year Ended December 31, 2016
	As Reported	Exchange Rate Effect(1)(3)	FX-Neutral(2)	As Reported	As Reported % Change	FX-Neutral % Change
GMV:
Marketplace	$83,883	$(224)	$84,107	$79,178	6%	6%
StubHub	4,520	(5)	4,525	4,310	5%	5%
Total GMV	$88,403	$(229)	$88,632	$83,488	6%	6%

Net transaction revenues:
Marketplace	$6,809	$(52)	$6,861	$6,425	6%	7%
StubHub	1,011	—	1,011	938	8%	8%
Total net transaction revenues	7,820	(52)	7,872	7,363	6%	7%
Marketing services and other revenues:
Marketplace	1,192	—	1,192	1,137	5%	5%
Classifieds	897	13	884	791	13%	12%
StubHub, Corporate and other	18	—	18	7	**	**
Total marketing services and other revenues	2,107	13	2,094	1,935	9%	8%
Total net revenues	$9,927	$(39)	$9,966	$9,298	7%	7%

(1)
We define exchange rate effect as the year-over-year impact of foreign currency movements using prior period foreign currency rates applied to current year transactional currency amounts, excluding hedging activity.

(2)	We define FX-Neutral GMV as GMV minus the exchange rate effect. We define the non-GAAP financial measures of FX-Neutral net revenues as net revenues minus the exchange rate effect.

(3)	Marketplace Exchange Rate Effect was net of $8 million and $28 million of hedging activity in 2018 and 2017, respectively.

Liquidity and Capital Resources

Cash Flows

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Net cash provided by (used in):
Continuing operating activities	$2,661	$3,146	$2,827
Investing activities	2,894	(1,295)	(2,017)
Financing activities	(5,398)	(1,784)	(744)
Effect of exchange rates on cash, cash equivalents and restricted cash	(75)	238	(90)
Net increase (decrease) in cash, cash equivalents and restricted cash - discontinued operations	(3)	—	(1)
Net increase (decrease) in cash, cash equivalents and restricted cash	$79	$305	$(25)

Continuing Operating Activities

Cash provided by continuing operating activities of $2.7 billion in 2018 was primarily attributable to net income of $2.5 billion with adjustments of $696 million in depreciation and amortization, $538 million in stock-based compensation and $286 million in provision for transaction losses, partially offset by a decrease of $577 million in changes in assets and liabilities, net of acquisition effects, and adjustments of $572 million for gain on investments, $153 million for deferred income taxes and $104 million for changes in fair value of the warrant.

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

Cash paid for income taxes in 2018 was $597 million, which included tax payments related to our liability for deemed repatriation of foreign earnings under U.S. tax reform of $168 million, including a prepayment of $72 million. Cash paid for income taxes in 2017 and 2016 was $308 million and $492 million, respectively.

Investing Activities

Cash provided by investing activities of $2.9 billion in 2018 was primarily attributable to proceeds of $30.9 billion from the maturities and sales of investments and $1.0 billion from the sale of equity investment in Flipkart, partially offset by cash paid for purchases of investments of $28.1 billion, property and equipment of $651 million and acquisitions of $302 million.

The net cash used in investing activities of $1.3 billion in 2017 was primarily due to cash paid for property and equipment of $666 million and cash paid for our equity investment in Flipkart of $514 million.

The net cash used in investing activities of $2.0 billion in 2016 was primarily due to cash paid for investments of $11.2 billion, property and equipment of $626 million and net cash paid for acquisition of businesses of $212 million, partially offset by proceeds of $10.1 billion from the maturities and sales of investments.

The largely offsetting effects of purchases of investments and maturities and sale of investments results from the management of our investments. As our immediate cash needs change, purchase and sale activity will fluctuate.

Financing Activities

Cash used in financing activities of $5.4 billion in 2018 was primarily used to repurchase $4.5 billion of common stock and repay $750 million of our outstanding senior notes.

The net cash used in financing activities of $1.8 billion in 2017 was primarily due to $2.7 billion of cash used to repurchase common stock and $1.5 billion of cash used to repay outstanding debt, partially offset by $2.5 billion of cash proceeds from debt issuances.

The net cash used in financing activities of $744 million in 2016 was primarily due to $2.9 billion of cash paid to repurchase common stock, partially offset by $2.2 billion of proceeds from debt issuances.

The negative effect of exchange rate movements on cash and cash equivalents was due to the strengthening of the U.S. dollar against other currencies, primarily the euro, Korean won and British pound, during 2018. The positive effect of exchange rate movements on cash and cash equivalents was due to the weakening of the U.S. dollar against other currencies, primarily the euro and Korean won, during 2017. The negative impact of currency exchange rates on our cash and cash equivalents during 2016 was due to the strengthening of the U.S. dollar against other currencies, primarily the euro.

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

During 2018, we repurchased approximately $4.5 billion of our common stock under our stock repurchase programs. As of December 31, 2018, a total of approximately $3.2 billion remained available for future repurchases of our common stock under our stock repurchase programs. In January 2019, our Board authorized an additional $4.0 billion stock repurchase program, with no expiration from the date of authorization.

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

Dividends

In January 2019, our Board of Directors initiated a quarterly cash dividend of $0.14 per share of common stock to be paid on or about March 20, 2019 to shareholders of record as of March 1, 2019.

Shelf Registration Statement and Debt

As of December 31, 2018, we had an effective shelf registration statement on file with the Securities and Exchange Commission that allows us to issue various types of debt securities, as well as common stock, preferred stock, warrants, depositary shares representing fractional interest in shares of preferred stock, purchase contracts and units from time to time in one or more offerings. Each issuance under the shelf registration statement will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. The registration statement does not limit the amount of securities that may be issued thereunder. Our ability to issue securities is subject to market conditions and other factors including, in the case of our debt securities, our credit ratings and compliance with the covenants in our credit agreement.

Senior Notes

As of December 31, 2018, we had floating- and fixed-rate senior notes outstanding for an aggregate principal amount of $9.3 billion. The net proceeds from the issuances of these senior notes were used for general corporate purposes, including, among other things, capital expenditures, share repurchases, repayment of indebtedness and possible acquisitions. The floating rate notes are not redeemable prior to maturity. On and after March 1, 2021, we may redeem some or all of the 6.000% fixed rate notes due 2056 at any time and from time to time prior to their maturity, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest. We may redeem some or all of the other fixed rate notes of each series at any time and from time to time prior to their maturity, generally at a make-whole redemption price plus accrued and unpaid interest. If a change of control triggering event occurs with respect to the 2.150% fixed rate notes due 2020, the 3.800% fixed rate notes due 2022, the floating rate notes due 2023, the 2.750% fixed rate notes due 2023, the 3.600% fixed rate notes due 2027 or the 6.000% fixed rate notes due 2056, we must, subject to certain exceptions, offer to repurchase all of the notes of the applicable series at a price equal to 101% of the principal amount plus accrued and unpaid interest. For additional details related to our senior notes, please see “Note 10 – Debt” to the consolidated financial statements included in this report.

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

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. As of December 31, 2018, there were no commercial paper notes outstanding.

Credit Agreement

In November 2015, we entered into a credit agreement that provides for an unsecured $2 billion five-year revolving credit facility. We may also, subject to the agreement of the applicable lenders, increase the commitments under the revolving credit facility by up to an aggregate amount of $1 billion. Funds borrowed under the credit agreement may be used for working capital, capital expenditures, dividends, acquisitions and other general corporate purposes.

As of December 31, 2018, no borrowings were outstanding under our $2 billion credit agreement. However, as described above, we have an up to $1.5 billion commercial paper program and therefore maintain $1.5 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due. As a result, $500 million of borrowing capacity was available as of December 31, 2018 for other purposes permitted by the credit agreement.

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

We were in compliance with all covenants in our outstanding debt instruments for the period ended December 31, 2018.

Credit Ratings

As of December 31, 2018, we were rated investment grade by Standard and Poor’s Financial Services, LLC (long-term rated BBB+, short-term rated A-2, with a stable outlook), Moody’s Investor Service (long-term rated Baa1, short-term rated P-2, with a stable outlook), and Fitch Ratings, Inc. (long-term rated BBB, short-term rated F-2, with a stable outlook). We disclose these ratings to enhance the understanding of our sources of liquidity and the effects of our ratings on our costs of funds. Our borrowing costs depend, in part, on our credit ratings and any further actions taken by these credit rating agencies to lower our credit ratings, as described above, will likely increase our borrowing costs.

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

Payments Due During the Year Ending December 31,	Debt	Leases	Purchase Obligations	Total
2019	$1,841	$136	$209	$2,186
2020	1,259	104	147	1,510
2021	983	91	128	1,202
2022	1,935	76	116	2,127
2023	1,284	51	38	1,373
Thereafter	5,220	119	—	5,339
	$12,522	$577	$638	$13,737

The significant assumptions used in our determination of amounts presented in the above table are as follows:

•
Debt amounts include the principal and interest amounts of the respective debt instruments. For additional details related to our debt, please see “Note 10 – Debt” to the consolidated financial statements included in this report. This table does not reflect any amounts payable under our $2 billion revolving credit facility or $1.5 billion commercial paper program, for which no borrowings were outstanding as of December 31, 2018.

•
Lease amounts include minimum rental payments under our non-cancelable operating leases for office space, data centers, as well as fulfillment centers and other corporate assets that we utilize under lease arrangements. The amounts presented are consistent with contractual terms and are not expected to differ significantly from actual results under our existing leases, unless a substantial change in our headcount needs requires us to expand our occupied space or exit an office facility early.

•
Purchase obligation amounts include minimum purchase commitments for advertising, capital expenditures (computer equipment, software applications, engineering development services, construction contracts) and other goods and services entered into in the ordinary course of business.

As we are unable to reasonably predict the timing of settlement of liabilities related to unrecognized tax benefits, net, the table does not include $466 million of such non-current liabilities included in other liabilities on our consolidated balance sheet as of December 31, 2018. The gross amount of unrecognized tax benefits expected to be reduced within the next twelve months is approximately $196 million. See “Note 14 - Income Taxes” to the consolidated financial statements included in this report for more information on unrecognized tax benefits.

Liquidity and Capital Resource Requirements

As of December 31, 2018 and December 31, 2017, we had assets classified as cash and cash equivalents, as well as short-term and long-term non-equity investments, in an aggregate amount of $8.6 billion and $11.3 billion, respectively. As of December 31, 2018, this amount included assets held in certain of our foreign operations totaling approximately $7.8 billion. As a result of U.S. tax reform, the $7.8 billion held by our non-U.S. subsidiaries was subject to current tax in the U.S. in 2017. As of December 31, 2018, we have repatriated a portion of these funds to the U.S. As we repatriate these funds to the U.S., we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. We have accrued deferred taxes for the tax effect of repatriating the funds to the U.S.

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

In October 2018, we announced our acquisition of the UK-based classifieds site, Motors.co.uk. We believe the acquisition will increase our international presence and give buyers access to more listings. We expect to close this transaction in the first half of 2019, subject to customary closing conditions and regulatory approvals. The purchase price payable at closing is subject to adjustment. Accordingly, we are unable to estimate the financial statement impact of the acquisition at this time

We believe that our existing cash, cash equivalents and short-term and long-term investments, together with cash expected to be generated from operations, borrowings available under our credit agreement and commercial paper program, and our access to capital markets, will be sufficient to fund our operating activities, anticipated capital expenditures, repayment of debt, stock repurchases and dividends for the foreseeable future.

Off-Balance Sheet Arrangements

As of December 31, 2018, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

We have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under the arrangement. As of December 31, 2018, we had a total of $2.7 billion in aggregate cash deposits, partially offset by $2.4 billion in cash withdrawals, held within the financial institution under the cash pooling arrangement.

Indemnification Provisions

We entered into a separation and distribution agreement and various other agreements with PayPal to govern the separation and relationship of the two companies. These agreements provide for specific indemnity and liability obligations and could lead to disputes between us and PayPal, which may be significant. In addition, the indemnity rights we have against PayPal under the agreements may not be sufficient to protect us and our indemnity obligations to PayPal may be significant.

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

Revenue Recognition

We may enter into certain revenue contracts that include promises to transfer multiple goods or services including discounts on future services. We also may enter into arrangements to purchase services from certain customers. As a result, significant interpretation and judgment is sometimes required to determine the appropriate accounting for these transactions including: (1) whether services are considered distinct performance obligations that should be accounted for separately or combined; (2) developing an estimate of the stand-alone selling price of each distinct performance obligation; (3) whether revenue should be reported gross (as eBay is acting as a principal), or net (as eBay is acting as an agent); (4) evaluating whether a promotion or incentive is a payment to a customer; and (5) whether the arrangement would be characterized as revenue or reimbursement of costs incurred. Changes in judgments with respect to these assumptions and estimates could impact the timing or amount of revenue recognition.

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

Deferred tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely heavily on estimates that are based on a number of factors, including our historical experience and short-range and long-range business forecasts. As of December 31, 2018, we had a valuation allowance on certain net operating loss and tax credit carryforwards based on our assessment that it is more likely than not that the deferred tax asset will not be realized.

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

The following table illustrates our effective tax rates for 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(In millions, except percentages)
Income tax provision (benefit)	$190	$3,288	$(3,634)
Effective tax rate	7.0%	144.5%	(99.5)%

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

Based on our results for the year ended December 31, 2018, a one-percentage point change in our provision for income taxes as a percentage of income before taxes would have resulted in an increase or decrease in the provision of approximately $27 million, resulting in an approximate $0.03 change in diluted earnings per share.

We accounted for the tax effects of The Tax Cuts and Jobs Act, enacted on December 22, 2017, on a provisional basis in our 2017 consolidated financial statements. We completed our accounting in the fourth quarter of 2018, within the one year measurement period from the enactment date.

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

As of December 31, 2018, our goodwill totaled $5.2 billion and our identifiable intangible assets, net totaled $92 million. We assess the impairment of goodwill of our reporting units annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. The fair values of the reporting units are estimated using market and discounted cash flow approaches. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The discounted cash flow approach uses expected future operating results. The market approach uses comparable company information to determine revenue and earnings multiples to value our reporting units. Failure to achieve these expected results or market multiples may cause a future impairment of goodwill at the reporting unit. We conducted our annual impairment test of goodwill as of August 31, 2018 and 2017. As of December 31, 2018, we determined that no impairment of the carrying value of goodwill for any reporting units was required. See “Note 4 - Goodwill and Intangible Assets” to the consolidated financial statements included in this report.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk relating to our investments and outstanding debt. In addition, adverse economic conditions and events (including volatility or distress in the equity and/or debt or credit markets) may impact regional and global financial markets. These events and conditions, including uncertainties and instability in economic and market conditions caused by the United Kingdom’s vote to exit the European Union and any outcomes resulting from that vote, could cause us to write down our assets or investments. We seek to reduce earnings volatility that may result from adverse economic conditions and events or changes in interest rates.

As of December 31, 2018, approximately 25% of our total cash and investments was held in cash and cash equivalents. As such, changes in interest rates will impact interest income. As discussed below, the fair values of our fixed rate securities may be adversely affected due to a rise in interest rates, and we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates.

As of December 31, 2018, the balance of our corporate debt and government bond securities was $6.3 billion, which represented approximately 73% of our total cash and investments. Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate investment securities may be adversely impacted due to a rise in interest rates. In general, fixed-rate securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease and may also suffer a decline in market value if interest rates increase. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease in the fair value of our investments of $44 million and $93 million as of December 31, 2018 and 2017, respectively.

As of December 31, 2018, we had an aggregate principal amount of $9.3 billion of outstanding senior notes, of which 91% bore interest at fixed rates. We entered into $2.4 billion of interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with $1.15 billion of our 2.200% senior notes due July 2019, $750 million of our 2.875% senior notes due July 2021, and $500 million of our 3.450% senior notes due July 2024 so that the interest payable on those notes effectively became variable based on LIBOR plus a spread. Further changes in interest rates will impact interest expense on any borrowings under our revolving credit facility, which bear interest at floating rates, and the interest rate on any commercial paper borrowings we make and any debt securities we may issue in the future and, accordingly, will impact interest expense. For additional details related to our debt, see “Note 10 – Debt” to the consolidated financial statements included in this report.

Equity Price Risk

Investments

The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our cash equivalents and short-term and long-term investments in a variety of asset types, including bank deposits, government bonds and corporate debt securities.

As of December 31, 2018, our equity investments totaled $143 million, which represented approximately 2% of our total cash and investments, and were primarily related to equity investments without readily determinable fair values. We review our investments for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value is other-than-temporary. Our analysis includes a review of recent operating results and trends, recent sales/acquisitions of the securities in which we have invested and other publicly available data.

Warrant

We entered into a warrant agreement with a service provider, which subject to meeting certain conditions, entitles us to acquire a fixed number of shares up to 5% of the service providers fully diluted issued and outstanding share capital. The warrant is accounted for as a derivative instrument under ASC Topic 815, Derivatives and Hedging. Changes in the service provider’s common stock price and equity volatility may have a significant impact on the value of the warrant. As of December 31, 2018, a one dollar change in the service provider’s common stock, holding other factors constant, would increase or decrease the fair value of the warrant by approximately $1 million. For additional details related to the warrant, please see “Note 7 - Derivative Instruments” to our consolidated financial statements included in this report.

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

We have a foreign exchange exposure management program designed to identify material foreign currency exposures, manage these exposures and reduce the potential effects of currency fluctuations on our reported consolidated cash flows and results of operations through the purchase of foreign currency exchange contracts. The effectiveness of the program and resulting usage of foreign exchange derivative contracts is at times limited by our ability to achieve cash flow hedge accounting. For additional details related to our derivative instruments, please see “Note 7 – Derivative Instruments” to our consolidated financial statements included in this report.

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

The following table illustrates the fair values of outstanding foreign exchange contracts designated as cash flow hedges and net investment hedges, and the before-tax effect on fair values of a hypothetical adverse change in the foreign exchange rates that existed as of December 31, 2018. The sensitivity for foreign currency contracts is based on a 20% adverse change in foreign exchange rates, against relevant functional currencies.

	Fair Value Asset/(Liability)	Fair Value Sensitivity
	(In millions)
Foreign exchange contracts - Cash flow hedges	$76	$(118)
Foreign exchange contracts - Net investment hedges	$(1)	$(160)

Since our risk management programs are highly effective, the potential loss in value described above would be largely offset by changes in the value of the underlying exposure.

Beginning in the third quarter of 2017, due to the realignment of our legal structure, more currency flows met the GAAP criteria for cash flow hedge accounting. Accordingly, $28 million in qualifying hedging activity was netted against marketplace net transaction revenues in the second half of 2017 as compared to $8 million for the full year of 2018.

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

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $26 million as of December 31, 2018 taking into consideration the offsetting effect of foreign exchange forwards in place as of December 31, 2018.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and accompanying notes listed in Part IV, Item 15(a)(1) of this Annual Report on Form 10-K are included elsewhere in this Annual Report on Form 10-K.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures: Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2018.

Changes in internal controls: There were no changes in our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s annual report on internal control over financial reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.

ITEM 9B: OTHER INFORMATION

Not applicable.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2018.

Code of Ethics, Governance Guidelines and Committee Charters

We have adopted a Code of Business Conduct and Ethics that applies to all eBay employees and directors. The Code of Business Conduct and Ethics is posted on our website at https://investors.ebayinc.com/corporate-governance/governance-documents/. We will post any amendments to or waivers from the Code of Business Conduct and Ethics at that location.

We have also adopted Governance Guidelines for the Board of Directors and a written committee charter for each of our Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee. Each of these documents is available on our website at https://investors.ebayinc.com/corporate-governance/governance-documents/.

ITEM 11: EXECUTIVE COMPENSATION

Incorporated by reference from our Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2018.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2018.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2018.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from our Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2018.

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

3. Exhibits Required by Item 601 of Regulation S-K
The information required by this Item is set forth in the Index to Exhibits that precedes the signature page of this Annual Report.	F-45

ITEM 16: FORM 10-K SUMMARY
None.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of eBay Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of eBay Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2018 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers in 2018.
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
/s/ PricewaterhouseCoopers LLP
San Jose, California
January 30, 2019

We have served as the Company’s auditor since 1997.

PART II: FINANCIAL INFORMATION

ITEM 8:	FINANCIAL STATEMENTS
eBay Inc.
CONSOLIDATED BALANCE SHEET

	December 31,
	2018	2017
	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$2,202	$2,120
Short-term investments	2,713	3,743
Accounts receivable, net	712	696
Other current assets	1,499	1,185
Total current assets	7,126	7,744
Long-term investments	3,778	6,331
Property and equipment, net	1,597	1,597
Goodwill	5,160	4,773
Intangible assets, net	92	69
Deferred tax assets	4,792	5,199
Other assets	274	273
Total assets	$22,819	$25,986
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$1,546	$781
Accounts payable	286	330
Accrued expenses and other current liabilities	2,335	2,134
Deferred revenue	170	137
Income taxes payable	117	177
Total current liabilities	4,454	3,559
Deferred tax liabilities	2,925	3,424
Long-term debt	7,685	9,234
Other liabilities	1,474	1,720
Total liabilities	16,538	17,937
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value; 3,580 shares authorized; 915 and 1,029 shares outstanding	2	2
Additional paid-in capital	15,716	15,293
Treasury stock at cost, 763 and 632 shares	(26,394)	(21,892)
Retained earnings	16,459	13,929
Accumulated other comprehensive income	498	717
Total stockholders’ equity	6,281	8,049
Total liabilities and stockholders’ equity	$22,819	$25,986

The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2018	2017	2016
	(In millions, except per share amounts)
Net revenues	$10,746	$9,927	$9,298
Cost of net revenues	2,382	2,221	2,004
Gross profit	8,364	7,706	7,294
Operating expenses:
Sales and marketing	3,391	2,878	2,691
Product development	1,285	1,224	1,114
General and administrative	1,131	1,030	899
Provision for transaction losses	286	272	231
Amortization of acquired intangible assets	49	38	34
Total operating expenses	6,142	5,442	4,969
Income from operations	2,222	2,264	2,325
Interest and other, net	496	11	1,326
Income from continuing operations before income taxes	2,718	2,275	3,651
Income tax benefit (provision)	(190)	(3,288)	3,634
Income (loss) from continuing operations	$2,528	$(1,013)	$7,285
Income (loss) from discontinued operations, net of income taxes	2	(4)	(19)
Net income (loss)	$2,530	$(1,017)	$7,266

Income (loss) per share - basic:
Continuing operations	$2.58	$(0.95)	$6.43
Discontinued operations	—	—	(0.02)
Net income (loss) per share - basic	$2.58	$(0.95)	$6.41

Income (loss) per share - diluted:
Continuing operations	$2.55	$(0.95)	$6.37
Discontinued operations	—	—	(0.02)
Net income (loss) per share - diluted	$2.55	$(0.95)	$6.35

Weighted average shares:
Basic	980	1,064	1,133
Diluted	991	1,064	1,144

The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Net income (loss)	$2,530	$(1,017)	$7,266
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustment	(286)	978	(185)
Unrealized gains (losses) on investments, net	(41)	(66)	(794)
Tax benefit (expense) on unrealized gains (losses) on investments, net	10	23	314
Unrealized gains (losses) on hedging activities, net	125	(111)	18
Tax benefit (expense) on unrealized gains (losses) on hedging activities, net	(27)	17	(3)
Other comprehensive income (loss), net of tax	(219)	841	(650)
Comprehensive income (loss)	$2,311	$(176)	$6,616

The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Common stock:
Balance, beginning of year	$2	$2	$2
Common stock issued	—	—	—
Common stock repurchased/forfeited	—	—	—
Balance, end of year	2	2	2
Additional paid-in-capital:
Balance, beginning of year	15,293	14,907	14,538
Common stock and stock-based awards issued	109	120	102
Tax withholdings related to net share settlements of restricted stock awards and units	(225)	(219)	(121)
Stock-based compensation	538	484	416
Stock-based awards tax impact	—	—	5
Other	1	1	(33)
Balance, end of year	15,716	15,293	14,907
Treasury stock at cost:
Balance, beginning of year	(21,892)	(19,205)	(16,203)
Common stock repurchased	(4,502)	(2,687)	(3,002)
Balance, end of year	(26,394)	(21,892)	(19,205)
Retained earnings:
Balance, beginning of year	13,929	14,946	7,713
Net income (loss)	2,530	(1,017)	7,266
Cumulative effect of accounting change	—	—	(13)
Distribution of PayPal	—	—	(20)
Balance, end of year	16,459	13,929	14,946
Accumulated other comprehensive income (loss):
Balance, beginning of year	717	(124)	526
Change in unrealized gains (losses) on investments	(41)	(66)	(794)
Change in unrealized gains (losses) on derivative instruments	125	(111)	18
Foreign currency translation adjustment	(286)	978	(185)
Tax benefit (provision) on above items	(17)	40	311
Balance, end of year	498	717	(124)
Total stockholders’ equity	$6,281	$8,049	$10,526
Number of shares:
Common stock - shares outstanding:
Balance, beginning of year	1,029	1,087	1,184
Common stock issued	17	24	22
Common stock repurchased/forfeited	(131)	(82)	(119)
Balance, end of year	915	1,029	1,087

The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Cash flows from operating activities:
Net income (loss)	$2,530	$(1,017)	$7,266
(Income) loss from discontinued operations, net of income taxes	(2)	4	19
Adjustments:
Provision for transaction losses	286	272	231
Depreciation and amortization	696	676	682
Stock-based compensation	538	483	416
(Gain) Loss on investments, net	(572)	49	(1,236)
Gain on sale of business	—	(167)	—
Deferred income taxes	(153)	1,728	(4,556)
Change in fair value of warrant	(104)	—	—
Other	19	—	(15)
Changes in assets and liabilities, net of acquisition effects
Accounts receivable	(98)	(195)	(48)
Other current assets	(143)	(148)	23
Other non-current assets	108	19	94
Accounts payable	(47)	19	(28)
Accrued expenses and other liabilities	(437)	206	(130)
Deferred revenue	33	8	4
Income taxes payable and other tax liabilities	7	1,209	105
Net cash provided by continuing operating activities	2,661	3,146	2,827
Net cash used in discontinued operating activities	(3)	—	(1)
Net cash provided by operating activities	2,658	3,146	2,826
Cash flows from investing activities:
Purchases of property and equipment	(651)	(666)	(626)
Purchases of investments	(28,115)	(14,599)	(11,212)
Maturities and sales of investments	30,901	14,520	10,063
Equity investment in Flipkart	—	(514)	—
Proceeds from sale of equity investment in Flipkart	1,029	—	—
Acquisitions, net of cash acquired	(302)	(34)	(212)
Other	32	(2)	(30)
Net cash provided by (used in) investing activities	2,894	(1,295)	(2,017)
Cash flows from financing activities:
Proceeds from issuance of common stock	109	120	102
Repurchases of common stock	(4,502)	(2,746)	(2,943)
Tax withholdings related to net share settlements of restricted stock awards and units	(225)	(219)	(121)
Proceeds from issuance of long-term debt, net	—	2,484	2,216
Repayment of debt	(750)	(1,452)	(20)
Other	(30)	29	22
Net cash used in financing activities	(5,398)	(1,784)	(744)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(75)	238	(90)
Net increase (decrease) in cash, cash equivalents and restricted cash	79	305	(25)
Cash, cash equivalents and restricted cash at beginning of period	2,140	1,835	1,860
Cash, cash equivalents and restricted cash of continuing operations at end of period	$2,219	$2,140	$1,835

Supplemental cash flow disclosures:
Cash paid for:
Interest	$314	$285	$220
Income taxes	$597	$308	$492
Noncash investing activities:
Relinquishment of equity method investment	$266	$—	$—
Sale of business in exchange for ownership interest in Flipkart	$—	$211	$—
The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – The Company and Summary of Significant Accounting Policies

The Company

eBay Inc. is a global commerce leader, which includes our Marketplace, StubHub and Classifieds platforms. Our Marketplace platforms include our online marketplace located at www.ebay.com, its localized counterparts and the eBay suite of mobile apps. Our StubHub platforms include our online ticket platform located at www.stubhub.com, its localized counterparts and the StubHub mobile apps. Our Classifieds platforms include a collection of brands such as Mobile.de, Kijiji, Gumtree, Marktplaats, eBay Kleinanzeigen and others.

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

Certain prior period amounts have been reclassified on our consolidated financial statements to conform with current year presentation. We have evaluated all subsequent events through the date the consolidated financial statements were issued.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant Accounting Policies

Revenue recognition
We recognize revenue when we transfer control of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Revenue is recognized net of any taxes collected, which are subsequently remitted to governmental authorities.
Net transaction revenues
Our net transaction revenues primarily include final value fees, feature fees, including fees to promote listings, and listing fees from sellers in our Marketplace and final value fees from sellers and buyers on our StubHub platforms. Our net transaction revenues also include store subscription and other fees often from large enterprise sellers. Our net transaction revenues are reduced by incentives provided to our customers.
We identified one performance obligation to sellers on our Marketplace platform, which is to connect buyers and sellers on our secure and trusted Marketplace platforms. Final value fees are recognized when an item is sold on a Marketplace platform, satisfying this performance obligation. There may be additional services available to Marketplace sellers, mainly to promote or feature listings, that are not distinct within the context of the contract. Accordingly, feature and listing fees associated with these services are recognized when the single performance obligation is satisfied when an item is sold, or when the contract expires. On our StubHub platform, our performance obligation extends to both buyers and sellers. We made the policy election to consider delivery of tickets in our StubHub platform to be fulfillment activities and, consequently, the performance obligation is satisfied, and final value fees are recognized, upon payment to sellers.
Store subscription and other nonstandard listing contracts may contain multiple performance obligations, including discounts on future services. Determining whether performance obligations should be accounted for separately or combined may require significant judgment. The transaction price is allocated to each performance obligation based on its stand-alone selling price (“SSP”). In instances where SSP is not directly observable, we generally estimate selling prices based on when they are sold to customers of a similar nature and geography. These estimates are generally based on pricing strategies, market factors, strategic objectives and observable inputs. Store subscription revenues are recognized over the subscription period, and discounts offered through store subscription or nonstandard listing contracts are recognized when the options are exercised or when the options expire.
Further, to drive traffic to our platforms, we provide incentives to buyers and sellers in various forms including discounts on fees, discounts on items sold, coupons and rewards. Evaluating whether a promotion or incentive is a payment to a customer may require significant judgment. Promotions and incentives which are consideration payable to a customer are recognized as a reduction of revenue at the later of when revenue is recognized or when we pay or promise to pay the incentive. Promotions and incentives to most buyers on our Marketplace platforms, to whom we have no performance obligation, are recognized as sales and marketing expense. In addition, we may provide credits to customers when we refund certain fees. Credits are accounted for as variable consideration at contract inception when estimating the amount of revenue to be recognized when a performance obligation is satisfied to the extent that it is probable that a significant reversal of revenue will not occur and updated as additional information becomes available.
Marketing services and other revenues

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

We generate net revenues related to fees for listing items on our Classifieds platforms, which are recognized over the estimated period of the classifieds listing and fees to feature the listing that are recognized over the feature

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

period or a point in time depending on the nature of the feature purchased. Discounts offered through purchase of packages of multiple services are allocated based on the SSP of each respective feature.

Revenues related to revenue sharing arrangements are recognized based on whether we are the principal and are responsible for fulfilling the promise to provide the specified services or whether we are an agent arranging for those services to be provided by our partners. Determining whether we are a principal or agent in these contracts may require significant judgment. If we are the principal, we recognize revenue in the gross amount of consideration received from the customer, whereas if we are an agent, we recognize revenue net of the consideration due to our partners at a point in time when the services are provided. Our most significant revenue share arrangements are with shipping service providers. We are primarily acting as an agent in these contracts and revenues are recognized at a point in time when we have satisfied our promise of connecting the shipping service provider to our customer.
Refer to “Note 5 - Segments” for further information, including revenue by types and geographical markets.
Contract balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable represents amounts invoiced and revenue recognized prior to invoicing when we have satisfied our performance obligation and have the unconditional right to payment. The allowance for doubtful accounts and authorized credits is estimated based upon our assessment of various factors including historical experience, the age of the accounts receivable balances, current economic conditions and other factors that may affect our customers’ ability to pay. The allowance for doubtful accounts and authorized credits was $106 million and $102 million as of December 31, 2018 and December 31, 2017, respectively.
Deferred revenue consists of fees received related to unsatisfied performance obligations at the end of the period. Due to the generally short-term duration of contracts, the majority of the performance obligations are satisfied in the following reporting period. The amount of revenue recognized for the twelve months ended December 31, 2018 that was included in the deferred revenue balance at the beginning of the period was $96 million. The amount of revenue recognized for the twelve months ended December 31, 2017 that was included in the deferred revenue balance at the beginning of the period was $88 million.

Internal use software and platform development costs

Direct costs incurred to develop software for internal use and platform development costs are capitalized and amortized over an estimated useful life of one to five years. During the years ended December 31, 2018 and 2017, we capitalized costs, primarily related to labor and stock-based compensation, of $147 million and $140 million, respectively. Amortization of previously capitalized amounts was $160 million, $156 million and $149 million for 2018, 2017 and 2016, respectively. Costs related to the design or maintenance of internal use software and platform development are expensed as incurred.

Advertising expense

We expense the costs of producing advertisements at the time production occurs and expense the cost of communicating advertisements in the period during which the advertising space or airtime is used, in each case as sales and marketing expense. Internet advertising expenses are recognized based on the terms of the individual agreements, which are generally over the greater of the ratio of the number of impressions delivered over the total number of contracted impressions, on a pay-per-click basis, or on a straight-line basis over the term of the contract. Advertising expense totaled $1.4 billion, $1.3 billion and $1.2 billion for the years ended December 31, 2018, 2017 and 2016, respectively.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based compensation

We have equity incentive plans under which we grant equity awards, including stock options, restricted stock units (“RSUs”), performance-based restricted stock units, and performance share units, to our directors, officers and employees. We primarily issue RSUs. We determine compensation expense associated with RSUs based on the fair value of our common stock on the date of grant. We determine compensation expense associated with stock options based on the estimated grant date fair value method using the Black-Scholes valuation model. We generally recognize compensation expense using a straight-line amortization method over the respective vesting period for awards that are ultimately expected to vest. Accordingly, stock-based compensation expense for 2018, 2017 and 2016 has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures. We recognize a benefit or provision from stock-based compensation in earnings as a component of income tax expense to the extent that an incremental tax benefit or deficiency is realized by following the ordering provisions of the tax law. In addition, we account for the indirect effects of stock-based compensation on the research tax credit and the foreign tax credit through our consolidated statement of income.

Provision for transaction losses

Provision for transaction losses consists primarily of losses resulting from our buyer protection programs, fraud and bad debt expense associated with our accounts receivable balance. Provisions for these items represent our estimate of actual losses based on our historical experience and many other factors including changes to our protection programs, the impact of regulatory changes as well as economic conditions.

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

We accounted for the tax effects of The Tax Cuts and Jobs Act, enacted on December 22, 2017, on a provisional basis in our 2017 consolidated financial statements. We completed our accounting in the fourth quarter of 2018 within the one year measurement period from the enactment date.

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

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Property and equipment

Property and equipment are stated at historical cost less accumulated depreciation. Depreciation for equipment, buildings and leasehold improvements commences once they are ready for our intended use. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally, one to three years for computer equipment and software, up to thirty years for buildings and building improvements, the shorter of five years or the term of the lease for leasehold improvements and three years for furniture, fixtures and vehicles. Land is not depreciated.

Goodwill and intangible assets

Goodwill is tested for impairment at a minimum on an annual basis. Goodwill is tested for impairment at the reporting unit level. A qualitative assessment can be performed to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. The fair values of the reporting units are estimated using income and market approaches. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The discounted cash flow method, a form of the income approach, uses expected future operating results and a market participant discount rate. The market approach uses comparable company prices and other relevant information generated by market transactions (either publicly traded entities or mergers and acquisitions) to develop pricing metrics to be applied to historical and expected future operating results of our reporting units. Failure to achieve these expected results, changes in the discount rate or market pricing metrics may cause a future impairment of goodwill at the reporting unit. We conducted our annual impairment test of goodwill as of August 31, 2018 and 2017 and determined that no adjustment to the carrying value of goodwill for any reporting units was required.

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

Impairment of long-lived assets

We evaluate long-lived assets (including intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate. In 2018, 2017 and 2016, no impairment was noted.

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

Concentration of credit risk

Our cash, cash equivalents, accounts receivable and derivative instruments are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. Our accounts receivable are derived from revenue earned from customers. In each of the years ended December 31, 2018, 2017 and 2016, no customer accounted for more than 10% of net revenues. Our derivative instruments expose us to credit risk to the extent that our counterparties may be unable to meet the terms of the agreements.

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

Under the new standard, we identified one performance obligation related to the core service offered to sellers on our Marketplace platform and believe additional services, mainly to promote or feature listings at the option of sellers, are not distinct within the context of the contract. Accordingly, certain fees paid by sellers for these services will be recognized when the single performance obligation is satisfied or when the contract expires resulting, in some cases, in a change in the timing of recognition. In addition, we made the policy election to consider delivery of tickets in our StubHub business to be fulfillment activities and, consequently, the performance obligation is considered to be satisfied upon payment to sellers. The impact of this policy election will allow an acceleration of revenue recognition for certain users. The total impact resulting from the change in timing of recognition for both the Marketplace and StubHub platforms was an immaterial net change in transaction revenue for both the twelve month periods ended December 31, 2017 and 2016, and an increase in deferred revenue of $20 million and $19 million as of December 31, 2017 and 2016, respectively.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Further, certain incentives, such as coupons and rewards provided to certain users from which we do not earn revenue within the context of the identified contract, of $363 million and $323 million for the twelve months ended December 31, 2017 and 2016, respectively, was recognized as sales and marketing expenses, which historically was recorded as a reduction of revenue.

Adoption of this guidance impacted our previously reported results as follows (in millions, except per share data):

	Year Ended December 31, 2017		Year Ended December 31, 2016
	As Reported	As Adjusted	As Reported	As Adjusted
Net revenues	$9,567	$9,927	$8,979	$9,298
Cost of net revenues	$2,222	$2,221	$2,007	$2,004
Sales and marketing	$2,515	$2,878	$2,368	$2,691
Net income (loss)	$(1,016)	$(1,017)	$7,266	$7,266

Net income (loss) per share - basic	$(0.95)	$(0.95)	$6.41	$6.41

Net income (loss) per share - diluted	$(0.95)	$(0.95)	$6.35	$6.35

In 2016, the FASB issued new guidance related to accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. In 2018, the FASB issued certain clarifications related to the application of the new guidance. We adopted this guidance in the first quarter of 2018 with no material impact on our consolidated financial statements at adoption. We anticipate that the standard will increase the volatility of our other income (expense), net, as a result of the remeasurement of equity investments.

In 2016, the FASB issued new guidance that clarifies the classification of certain cash receipts and cash payments in the statement of cash flows, including debt prepayment or extinguishment costs, settlement of contingent consideration arising from a business combination, insurance settlement proceeds, and distributions from certain equity method investees. Additionally, the FASB issued new guidance to include restricted cash with cash and cash equivalents when reconciling the beginning-of-the-period and end-of-the-period total amounts shown on the statement of cash flows. The new standards are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We adopted this guidance in the first quarter of 2018 with no material impact on our consolidated financial statements at adoption.

In 2016, the FASB issued new guidance that requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. This removes the exception to postpone recognition until the asset has been sold to an outside party. This standard is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods, with early adoption permitted. It is required to be applied on a modified retrospective basis through a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. We adopted this guidance in the first quarter of 2018 with no material impact on our consolidated financial statements at adoption.

In 2017, the FASB issued new guidance that narrows the application of when an integrated set of assets and activities is considered a business and provides a framework to assist entities in evaluating whether both an input and a substantive process are present to be considered a business. It is expected that the new guidance will reduce the number of transactions that would need to be further evaluated and accounted for as a business. This standard is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods, with early adoption permitted. We adopted this guidance in the first quarter of 2018 with no material impact on our consolidated financial statements at adoption; however, adoption of the new guidance will impact management’s consideration of strategic investments.

In 2017, the FASB issued new guidance to clarify the scope and application of the sale or transfer of nonfinancial assets to noncustomers, including partial sales and also defines what constitutes an “in substance nonfinancial asset”

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which can include financial assets. The new guidance eliminates several accounting differences between transactions involving assets and transactions involving businesses. Further, the guidance aligns the accounting for derecognition of a nonfinancial asset with that of a business. This standard is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. We adopted this guidance in the first quarter of 2018 with no material impact on our consolidated financial statements at adoption.

In 2017, the FASB issued new guidance to amend the scope of modification accounting for share-based payment arrangements. The amendments in the update provide guidance on types of changes to the terms or conditions of share-based payment awards would be required to apply modification accounting under ASC 718, Compensation-Stock Compensation. The amendments are effective for annual reporting periods beginning after December 15, 2017 with early adoption permitted. We adopted this guidance in the first quarter of 2018 with no material impact on our consolidated financial statements at adoption.

In 2017, the FASB issued new guidance to simplify the application of the hedge accounting guidance in current GAAP and improve the financial reporting of hedging relationships by allowing entities to better align its risk management activities and financial reporting for hedging relationships through changes to both designation and measurement for qualifying hedging relationships and the presentation of hedge results. Further, the new guidance allows more flexibility in the requirements to qualify and maintain hedge accounting. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods with early adoption permitted. We early adopted this guidance in the first quarter of 2018 with no material impact on our consolidated financial statements at adoption.

In 2018, the FASB issued new guidance that allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act, eliminating the stranded tax effects resulting from the Tax Cuts and Jobs Act. However, the new guidance only applies to the tax effects resulting from the Tax Cuts and Jobs Act and does not change the underlying guidance to recognize the effect of a change in tax laws or rates in income from continuing operations. The amendments are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. We have elected to not reclassify the stranded tax effects resulting from the Tax Cut and Jobs Act to retained earnings. Accordingly, the standard does not have an impact on our consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In 2016, the FASB issued new guidance related to accounting for leases. The new guidance requires the recognition of right-of-use (“ROU”) assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. In 2018, the FASB also approved an amendment that would permit the option to adopt the new standard prospectively as of the effective date, without adjusting comparative periods presented. The new standard will be effective for us beginning January 1, 2019. In preparation for the adoption of the new standard, we have implemented internal controls and a new lease accounting information system to enable the preparation of financial information. We will elect the optional transition approach to not apply the new lease standard in the comparative periods presented and the package of practical expedients. We will also elect the practical expedient to not account for lease and non-lease components separately for data center operating leases. We expect adoption of the standard will result in the recognition of ROU assets and lease liabilities for operating leases of approximately $700 million to $800 million at January 1, 2019, with the most significant impact from recognition of ROU assets and lease liabilities related to our office space, data center, fulfillment center and other corporate asset operating leases. The adoption of the new standard will not have a material impact on our consolidated statement of income, stockholders’ equity and cash flows.

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

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In 2018, the FASB issued guidance to permit use of the Overnight Index Swap (“OIS”) rate as a U.S. benchmark interest rate for hedge accounting purposes in addition to the UST, the London InterBank Offered Rate (“LIBOR”) swap rate, the OIS rate based on the Fed Funds Effective Rate, and the Securities Industry and Financial Market Association Municipal Swap Rate. This guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those annual reporting periods. While we continue to assess the potential impact of this standard, we do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In 2018, the FASB issued new guidance to clarify the interaction between Collaborative Arrangements and Revenue from Contracts with Customers standards. The guidance (1) clarifies that certain transactions between collaborative arrangement participants should be accounted under revenue guidance; (2) adds unit of account guidance to the collaborative arrangement guidance to align with the revenue standard; and (3) clarifies presentation guidance for transactions with a collaborative arrangement participant that is not accounted for under the revenue standard. The guidance is effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those annual reporting periods, with early adoption permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

The following table presents the computation of basic and diluted net income (loss) per share (in millions, except per share amounts):

	Year Ended December 31,
	2018	2017	2016
Numerator:
Income (loss) from continuing operations	$2,528	$(1,013)	$7,285
Income (loss) from discontinued operations, net of income taxes	2	(4)	(19)
Net income (loss)	$2,530	$(1,017)	$7,266
Denominator:
Weighted average shares of common stock - basic	980	1,064	1,133
Dilutive effect of equity incentive awards	11	—	11
Weighted average shares of common stock - diluted	991	1,064	1,144
Income (loss) per share - basic:
Continuing operations	$2.58	$(0.95)	$6.43
Discontinued operations	—	—	(0.02)
Net income (loss) per share - basic	$2.58	$(0.95)	$6.41
Income (loss) per share - diluted:
Continuing operations	$2.55	$(0.95)	$6.37
Discontinued operations	—	—	(0.02)
Net income (loss) per share - diluted	$2.55	$(0.95)	$6.35
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	12	46	8

Note 3 – Business Combinations

Business Combinations

In 2018, we completed the acquisition of 100% of Giosis Pte. Ltd.’s (“Giosis”) Japan business, including the Qoo10.jp platform, in exchange for $306 million in cash and the relinquishment of our existing equity method investment in Giosis. We believe the acquisition allows us to offer Japanese consumers more inventory and grow our international presence. Refer to “Note 6 - Investments” for further details on the relinquishment of our equity method investment in Giosis’ non-Japanese business. The aggregate purchase consideration was allocated as follows (in millions):

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

During 2016, we completed six acquisitions – Cargigi Inc., Expertmaker, SalesPredict, Ticketbis, Ticket Utils and Corrigon Ltd. – for an aggregate purchase consideration of approximately $212 million in cash. We believe these acquisitions will help us build a better user experience, improve discoverability and grow our international presence.

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

Our consolidated financial statements include the operating results of acquired businesses from the date of acquisition. Separate operating results and pro forma results of operations for the acquisition above have not been presented as the effect of these acquisitions is not material to our financial results.

Note 4 – Goodwill and Intangible Assets

Goodwill

The following table presents goodwill activity for the years ended December 31, 2018 and 2017 (in millions):

	December 31, 2016	Goodwill Acquired	Adjustments	December 31, 2017	Goodwill Acquired	Adjustments	December 31, 2018
Goodwill	$4,501	10	262	$4,773	532	(145)	$5,160

The adjustments to goodwill during the years ended December 31, 2018 and 2017 were primarily due to foreign currency translation. There were no impairments to goodwill in 2018 and 2017.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets

The components of identifiable intangible assets are as follows (in millions, except years):

	December 31, 2018				December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Intangible assets:
Customer lists and user base	$519	$(445)	$74	5	$458	$(430)	$28	5
Marketing-related	584	(578)	6	5	607	(587)	20	5
Developed technologies	278	(269)	9	3	273	(258)	15	3
All other	160	(157)	3	4	156	(150)	6	4
Total	$1,541	$(1,449)	$92		$1,494	$(1,425)	$69

Amortization expense for intangible assets was $63 million, $64 million and $56 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Expected future intangible asset amortization as of December 31, 2018 is as follows (in millions):

Fiscal year:
2019	$49
2020	34
2021	9
Thereafter	—
Total	$92

Note 5 – Segments

We have one operating and reportable segment. Our chief operating decision maker reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The following table sets forth the breakdown of net revenues by type for the periods presented (in millions):

	Year Ended December 31,
	2018	2017	2016
Net revenues by type:
Net transaction revenues:
Marketplace	$7,416	$6,809	$6,425
StubHub	1,068	1,011	938
Total net transaction revenues	8,484	7,820	7,363
Marketing services and other revenues:
Marketplace	1,225	1,192	1,137
Classifieds	1,022	897	791
StubHub, Corporate and other	15	18	7
Total marketing services and other revenues	2,262	2,107	1,935
Total net revenues	$10,746	$9,927	$9,298

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize the allocation of net revenues and long-lived tangible assets based on geography (in millions):

	Year Ended December 31,
	2018	2017	2016
Net revenues by geography:
U.S.	$4,373	$4,187	$3,967
Germany	1,591	1,464	1,359
United Kingdom	1,481	1,368	1,331
South Korea	1,195	1,061	957
Rest of world	2,106	1,847	1,684
Total net revenues	$10,746	$9,927	$9,298

	As of December 31,
	2018	2017
Long-lived tangible assets by geography:
U.S.	$1,661	$1,603
International	151	160
Total long-lived tangible assets	$1,812	$1,763

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

Note 6 – Investments
The following tables summarize the unrealized gains and losses and estimated fair value of our investments classified as available-for-sale as of December 31, 2018 and 2017 (in millions):

	December 31, 2018
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Restricted cash	$17	$—	$—	$17
Corporate debt securities	2,615	—	(9)	2,606
Government and agency securities	90	—	—	90
	$2,722	$—	$(9)	$2,713
Long-term investments:
Corporate debt securities	3,682	1	(48)	3,635
	$3,682	$1	$(48)	$3,635

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2017
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Restricted cash	$20	$—	$—	$20
Corporate debt securities	3,726	1	(4)	3,723
	$3,746	$1	$(4)	$3,743
Long-term investments:
Corporate debt securities	5,458	12	(24)	5,446
	$5,458	$12	$(24)	$5,446

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

Investment securities in a continuous loss position for greater than 12 months had an estimated fair value $2.7 billion and unrealized losses of $41 million as of December 31, 2018 and an estimated fair value of $360 million and an immaterial amount of unrealized losses as of December 31, 2017. As of December 31, 2018, these securities had a weighted average remaining maturity of approximately 17 months. Refer to “Note 16 - Accumulated Other Comprehensive Income” for amounts reclassified to earnings from unrealized gains and losses.

The estimated fair values of our short-term and long-term investments classified as available-for-sale by date of contractual maturity as of December 31, 2018 are as follows (in millions):

December 31, 2018
One year or less (including restricted cash of $17)	$2,713
One year through two years	1,922
Two years through three years	1,123
Three years through four years	473
Four years through five years	117
Thereafter	—
Total	$6,348

Equity investments

Our equity investments are reported in long-term investments on our consolidated balance sheet. The following table provides a summary of our equity investments as of December 31, 2018 and December 31, 2017 (in millions):

	December 31, 2018	December 31, 2017
Equity investments without readily determinable fair values	$137	$872
Equity investments under the equity method of accounting	6	13
Total equity investments	$143	$885

In 2018, we sold our investment in Flipkart and relinquished our existing equity method investment in Giosis as part of the exchange for the acquisition of Giosis’ Japan business. The $313 million gain upon sale of our investment in Flipkart and the $266 million gain upon relinquishment of our equity method investment in Giosis were recorded in

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest and other, net on our consolidated statement of income. Refer to “Note 3 - Business Combinations” for further details on the Giosis acquisition.

In 2017, we made a cost method investment of $50 million. In addition, we received a 5.44% ownership interest in Flipkart in exchange for our eBay India business and a $500 million cash investment, resulting in a cost method investment of $725 million. The gain on disposal of our eBay India business of $167 million was recorded in interest and other, net on our consolidated statement of income. In addition, we recorded a $61 million impairment charge to write-down our cost method investment in Jasper Infotech Private Limited (“Snapdeal”). The investment was measured at fair value due to events and circumstances that we identified as having significant impact on its fair value. The fair value measurement of the impaired investment was measured using significant unobservable inputs. The impairment charge, representing the difference between the net book value and the fair value, was recorded to interest and other, net.

The following table provides a summary of unrealized gains and losses recorded in interest and other, net during the twelve months ended December 31, 2018 related to equity investments without readily determinable fair values still held at December 31, 2018.

Year Ended December 31, 2018
Net gains/(losses) recognized during the period on equity investments	$313
Less: Net gains/(losses) recognized during the period on equity investments sold during the period	(313)
Total unrealized gains/(losses) on equity investments still held at December 31, 2018	$—

The following table summarizes the total carrying value of equity investments without readily determinable fair values during the twelve months ended December 31, 2018 (in millions):

Year Ended December 31, 2018
Carrying value, beginning of period	$872
Additions	23
Sales	(718)
Downward adjustments for observable price changes and impairment	(20)
Foreign currency translation and other	(20)
Carrying value, end of period	$137

For such equity investments without readily determinable fair values as of December 31, 2018, cumulative downward adjustments for price changes and impairment was $81 million. As of December 31, 2018, there have been no upward adjustments for price changes to our equity investments without readily determinable fair values.

Note 7 – Derivative Instruments

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

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exchange contracts designated as cash flow or net investment hedges on a quarterly basis.

We use interest rate swaps to manage interest rate risk on our fixed rate notes issued in July 2014 and maturing in 2019, 2021 and 2024. These interest rate swaps had the economic effect of modifying the fixed interest obligations associated with $2.4 billion of these notes so that the interest payable on these senior notes effectively became variable based on LIBOR plus a spread. The duration of these interest rate contracts matches the duration of the fixed rate notes due 2019, 2021 and 2024.

Cash Flow Hedges

For derivative instruments that are designated as cash flow hedges, the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (“AOCI”) and subsequently reclassified into earnings in the same period the forecasted transaction affects earnings. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Unrealized gains and losses in AOCI associated with such derivative instruments are immediately reclassified into earnings. As of December 31, 2018, we have estimated that approximately $64 million of net derivative gain related to our cash flow hedges included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months. We classify cash flows related to our cash flow hedges as operating activities in our consolidated statement of cash flows.

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

Non-Designated Hedges

Our derivatives not designated as hedging instruments consist of foreign currency forward contracts that we primarily use to hedge monetary assets or liabilities, including intercompany balances denominated in non-functional currencies. The gains and losses on our derivatives not designated as hedging instruments are recorded in interest and other, net, which are offset by the foreign currency gains and losses on the related assets and liabilities that are also recorded in interest and other, net. We classify cash flows related to our non-designated hedging instruments as operating activities in our consolidated statement of cash flows.

Warrant

We entered into a warrant agreement in conjunction with a commercial agreement with a service provider that, subject to meeting certain conditions, entitles us to acquire a fixed number of shares up to 5% of the service providers fully diluted issued and outstanding share capital at a specific date. The warrant has a term of seven years and will vest in a series of four tranches, at a specified price per share upon meeting significant processing volume milestone targets on a calendar year basis. If and when the relevant milestone is reached, the warrant becomes exercisable with respect to the corresponding tranche of warrant shares up until the warrant expiration date of January 31, 2025. The maximum number of tranches that can vest in one calendar year is two.

The warrant is accounted for as a derivative under ASC Topic 815, Derivatives and Hedging. We report the warrant at fair value within other assets in our consolidated balance sheets and changes in the fair value of the warrant are

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognized in interest and other, net in our consolidated statement of income. The day-one value attributable to the other side of the warrant, which was recorded as a deferred credit, is reported within other liabilities in our consolidated balance sheets and will be amortized over the life of the commercial arrangement.

Fair Value of Derivative Contracts

The fair values of our outstanding derivative instruments as of December 31, 2018 and 2017 were as follows (in millions):

	Balance Sheet Location	December 31, 2018	December 31, 2017
Derivative Assets:
Foreign exchange contracts designated as cash flow hedges	Other Current Assets	$72	$16
Foreign exchange contracts not designated as hedging instruments	Other Current Assets	38	10
Warrant	Other Assets	148	—
Foreign exchange contracts designated as cash flow hedges	Other Assets	4	—
Interest rate contracts designated as fair value hedges	Other Assets	—	2
Total derivative assets		$262	$28

Derivative Liabilities:
Foreign exchange contracts designated as cash flow hedges	Other Current Liabilities	$—	$18
Foreign exchange contracts designated as net investment hedges	Other Current Liabilities	1	—
Interest rate contracts designated as fair value hedges	Other Current Liabilities	7	—
Foreign exchange contracts not designated as hedging instruments	Other Current Liabilities	30	11
Interest rate contracts designated as fair value hedges	Other Liabilities	10	—
Total derivative liabilities		$48	$29

Total fair value of derivative instruments		$214	$(1)

Under the master netting agreements with the respective counterparties to our derivative contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis on our consolidated balance sheet. As of December 31, 2018, the potential effect of rights of set-off associated with the foreign exchange contracts would be an offset to both assets and liabilities by $30 million, resulting in net derivative assets of $84 million and net derivative liabilities of $1 million.

Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following tables present the activity of derivative instruments designated as cash flow hedges as of December 31, 2018 and 2017, and the impact of these derivative contracts on AOCI for the years ended December 31, 2018 and 2017 (in millions):

	December 31, 2017	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Amount of Gain (Loss) Reclassified From AOCI to Earnings	December 31, 2018
Foreign exchange contracts designated as cash flow hedges	$(57)	117	(8)	$68

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2016	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Amount of Gain (Loss) Reclassified From AOCI to Earnings	December 31, 2017
Foreign exchange contracts designated as cash flow hedges	$54	(104)	7	$(57)

Effect of Derivative Contracts on Consolidated Statement of Income

The following table provides a summary of the total gain (loss) recognized in the consolidated statement of income from our foreign exchange derivative contracts by location (in millions):

	Year Ended December 31,
	2018	2017	2016
Foreign exchange contracts designated as cash flow hedges recognized in net revenues	$(8)	$(28)	$—
Foreign exchange contracts designated as cash flow hedges recognized in cost of net revenues and operating expenses	—	11	7
Foreign exchange contracts designated as cash flow hedges recognized in interest and other, net	—	24	101
Foreign exchange contracts not designated as hedging instruments recognized in interest and other, net	9	(16)	11
Total gain (loss) recognized from foreign exchange derivative contracts in the consolidated statement of income	$1	$(9)	$119

The following table provides a summary of the total gain (loss) recognized in the consolidated statement of income from our interest rate derivative contracts by location (in millions):

	Year Ended December 31,
	2018	2017	2016
Gain (loss) from interest rate contracts designated as fair value hedges recognized in interest and other, net	$(19)	$(21)	$(18)
Gain (loss) from hedged items attributable to hedged risk recognized in interest and other, net	19	21	18
Total gain (loss) recognized from interest rate derivative contracts in the consolidated statement of income	$—	$—	$—

The following table provides a summary of the total gain recognized in the consolidated statement of income due to changes in the fair value of the warrant (in millions):

	Year Ended December 31,
	2018	2017	2016
Gain attributable to changes in the fair value of warrant recognized in interest and other, net	$104	$—	$—

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notional Amounts of Derivative Contracts

Derivative transactions are measured in terms of the notional amount, but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. The notional amount is generally not exchanged, but is used only as the basis on which the value of foreign exchange payments under these contracts are determined. The following table provides the notional amounts of our outstanding derivatives as of December 31, 2018 and 2017 (in millions):

	December 31,
	2018	2017
Foreign exchange contracts designated as cash flow hedges	$1,510	$1,990
Foreign exchange contracts designated as net investment hedges	804	—
Foreign exchange contracts not designated as hedging instruments	3,517	2,349
Interest rate contracts designated as fair value hedges	2,400	2,400
Total	$8,231	$6,739

Credit Risk

Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the arrangement. We seek to mitigate such risk by limiting our counterparties to, and by spreading the risk across, major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis. To further limit credit risk, we also enter into collateral security arrangements related to certain interest rate derivative instruments whereby collateral is posted between counterparties if the fair value of the derivative instrument exceeds certain thresholds. Additional collateral would be required in the event of a significant credit downgrade by either party. We are not required to pledge, nor are we entitled to receive, collateral related to our foreign exchange derivative transactions. As of December 31, 2018, we had neither pledged nor received collateral related to our interest rate derivative transactions.

Note 8 – Fair Value Measurement of Assets and Liabilities

The following tables present our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017 (in millions):

	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$2,202	$2,052	$150	$—
Short-term investments:
Restricted cash	17	17	—	—
Corporate debt securities	2,606	—	2,606	—
Government and agency securities	90	—	90	—
Total short-term investments	2,713	17	2,696	—
Derivatives	262	—	114	148
Long-term investments:
Corporate debt securities	3,635	—	3,635	—
Total long-term investments	3,635	—	3,635	—
Total financial assets	$8,812	$2,069	$6,595	$148

Liabilities:
Derivatives	$48	$—	$48	$—

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$2,120	$2,120	$—	$—
Short-term investments:
Restricted cash	20	20	—	—
Corporate debt securities	3,723	—	3,723	—
Total short-term investments	3,743	20	3,723	—
Derivatives	28	—	28	—
Long-term investments:
Corporate debt securities	5,446	—	5,446	—
Total long-term investments	5,446	—	5,446	—
Total financial assets	$11,337	$2,140	$9,197	$—

Liabilities:
Derivatives	$29	$—	$29	$—

Our financial assets and liabilities are valued using market prices on both active markets (Level 1), less active markets (Level 2) and little or no market activity (Level 3). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. Level 3 instrument valuations typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability. We did not have any transfers of financial instruments between valuation levels during 2018 or 2017.

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

The following table presents a reconciliation of the opening to closing balance of assets measured using significant unobservable inputs (Level 3) as of December 31, 2018 (in millions):

December 31, 2018
Opening balance as of January 1, 2018	$—
Recognition of warrant	44
Change in fair value	104
Closing balance as of December 31, 2018	$148

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9 – Balance Sheet Components

Other Current Assets

	December 31,
	2018	2017
	(In millions)
Customer accounts and funds receivable	$670	$662
Other	829	523
Other current assets	$1,499	$1,185

Property and Equipment, Net

	December 31,
	2018	2017
	(In millions)
Computer equipment and software	$4,933	$4,609
Land and buildings, including building improvements	713	620
Leasehold improvements	399	370
Furniture and fixtures	169	169
Construction in progress and other	130	239
Property and equipment, gross	6,344	6,007
Accumulated depreciation	(4,747)	(4,410)
Property and equipment, net	$1,597	$1,597

Total depreciation expense on our property and equipment for the years ended December 31, 2018, 2017 and 2016 totaled $626 million, $612 million and $605 million, respectively.

Accrued Expenses and Other Current Liabilities

	December 31,
	2018	2017
	(In millions)
Customer accounts and funds payable	$681	$629
Compensation and related benefits	410	469
Advertising accruals	264	236
Other current tax liabilities	229	—
Other	751	800
Accrued expenses and other current liabilities	$2,335	$2,134

Note 10 – Debt
The following table summarizes the carrying value of our outstanding debt (in millions, except percentages):

	Coupon	As of	Effective	As of	Effective
	Rate	December 31, 2018	Interest Rate	December 31, 2017	Interest Rate
Long-Term Debt
Floating Rate Notes:
Senior notes due 2019	LIBOR plus 0.48%	$400	3.123%	$400	1.955%
Senior notes due 2023	LIBOR plus 0.87%	400	3.499%	400	2.349%

Fixed Rate Notes:
Senior notes due 2018	2.500%	—	—%	750	2.775%
Senior notes due 2019	2.200%	1,150	2.346%	1,150	2.346%
Senior notes due 2020	3.250%	500	3.389%	500	3.389%
Senior notes due 2020	2.150%	500	2.344%	500	2.344%
Senior notes due 2021	2.875%	750	2.993%	750	2.993%
Senior notes due 2022	3.800%	750	3.989%	750	3.989%
Senior notes due 2022	2.600%	1,000	2.678%	1,000	2.678%
Senior notes due 2023	2.750%	750	2.866%	750	2.866%
Senior notes due 2024	3.450%	750	3.531%	750	3.531%
Senior notes due 2027	3.600%	850	3.689%	850	3.689%
Senior notes due 2042	4.000%	750	4.114%	750	4.114%
Senior notes due 2056	6.000%	750	6.547%	750	6.547%
Total senior notes		9,300		10,050
Hedge accounting fair value adjustments		(10)		2
Unamortized discount and debt issuance costs		(55)		(68)
Less: Current portion of long-term debt		(1,550)		(750)
Total long-term debt		7,685		9,234

Short-Term Debt
Current portion of long-term debt		1,550		750
Hedge accounting fair value adjustments		(7)		—
Unamortized discount and debt issuance costs		(1)		—
Other indebtedness		4		31
Total short-term debt		1,546		781
Total Debt		$9,231		$10,015

Senior Notes

In 2018, $750 million of 2.500% fixed rate notes due 2018 matured and were repaid. In 2017, we issued senior unsecured notes, or senior notes, in an aggregate principal amount of $2.5 billion. The issuance consisted of $400 million of floating rate notes due 2023, $500 million of 2.150% fixed rate notes due 2020, $750 million of 2.750% fixed rate notes due 2023 and $850 million of 3.600% fixed rate notes due 2027. In addition, $1.0 billion of 1.350% fixed rate notes due 2017 and $450 million of floating rate notes due 2017 matured and were repaid in 2017.

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

The effective interest rates for our senior notes include the interest payable, the amortization of debt issuance costs and the amortization of any original issue discount on these senior notes. Interest on these senior notes is payable either quarterly or semiannually. Interest expense associated with these senior notes, including amortization of debt issuance costs, during the years ended December 31, 2018, 2017 and 2016 was approximately $318 million, $307 million and $254 million, respectively. As of December 31, 2018 and 2017, the estimated fair value of these senior notes, using Level 2 inputs, was approximately $9.0 billion and $10.1 billion, respectively.

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. As of December 31, 2018, there were no commercial paper notes outstanding.

Credit Agreement

In November 2015, we entered into a credit agreement that provides for an unsecured $2 billion five-year revolving credit facility. We may also, subject to the agreement of the applicable lenders, increase the commitments under the revolving credit facility by up to an aggregate amount of $1 billion. Funds borrowed under the credit agreement may be used for working capital, capital expenditures, dividends, acquisitions and other general corporate purposes.

As of December 31, 2018, no borrowings were outstanding under our $2 billion credit agreement. However, as described above, we have an up to $1.5 billion commercial paper program and therefore maintain $1.5 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due. As a result, $500 million of borrowing capacity was available as of December 31, 2018 for other purposes permitted by the credit agreement.

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

We were in compliance with all covenants in our outstanding debt instruments for the period ended December 31, 2018.

Future Maturities

Expected future principal maturities as of December 31, 2018 are as follows (in millions):

Fiscal Years:
2019	$1,550
2020	1,000
2021	750
2022	1,750
2023	1,150
Thereafter	3,100
Total future maturities	$9,300

Note 11 – Commitments and Contingencies

Commitments

Lease Arrangements

We have lease obligations under certain non-cancelable operating leases. Future minimum rental payments under our non-cancelable operating leases as of December 31, 2018 are as follows (in millions):

Leases
2019	$136
2020	104
2021	91
2022	76
2023	51
Thereafter	119
Total minimum lease payments	$577

Rent expense for the years ended December 31, 2018, 2017 and 2016 totaled $118 million, $105 million and $84 million, respectively.

Off-Balance Sheet Arrangements

As of December 31, 2018, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under the arrangement. As of December 31, 2018, we had a total of $2.7 billion in aggregate cash deposits, partially offset by $2.4 billion in cash withdrawals, held within the financial institution under the cash pooling arrangement.

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

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable were not material for the twelve months ended December 31, 2018. Except as otherwise noted for the proceedings described in this Note 11, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to significant uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material. Legal fees are expensed as incurred.

General Matters

Third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We are subject to patent disputes, and expect that we could be subject to additional patent infringement claims involving various aspects of our business as our products and services continue to expand in scope and complexity. Such claims may be brought directly or indirectly against our companies and/or against our customers (who may be entitled to contractual indemnification under their contracts with us), and we are subject to increased exposure to such claims as a result of our acquisitions and divestitures and in cases where we are entering new lines of business. We have in the past been forced to litigate such claims. We may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act, the Lanham Act and the Communications Decency Act are interpreted by the courts, and as we expand the scope of our business (both in terms of the range of products and services that we offer and our geographical operations) and become subject to laws in jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves are either unclear or less favorable. We believe that additional lawsuits alleging that we have violated patent, copyright or trademark laws will be filed against us. Intellectual property claims, whether meritorious or not, are time consuming and costly to defend and resolve, could require expensive changes in our methods of doing business or could require us to enter into costly royalty or licensing agreements on unfavorable terms.

From time to time, we are involved in other disputes or regulatory inquiries that arise in the ordinary course of business, including suits by our users (individually or as class actions) alleging, among other things, improper disclosure

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Indemnification Provisions

We entered into a separation and distribution agreement and various other agreements with PayPal to govern the separation and relationship of the two companies. These agreements provide for specific indemnity and liability obligations and could lead to disputes between us and PayPal, which may be significant. In addition, the indemnity rights we have against PayPal under the agreements may not be sufficient to protect us and our indemnity obligations to PayPal may be significant.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12 – Stockholders’ Equity

Preferred Stock

We are authorized, subject to limitations prescribed by Delaware law, to issue preferred stock in one or more series; to establish the number of shares included within each series; to fix the rights, preferences and privileges of the shares of each wholly unissued series and any related qualifications, limitations or restrictions; and to increase or decrease the number of shares of any series (but not below the number of shares of a series then outstanding) without any further vote or action by our stockholders. As of December 31, 2018 and 2017, there were 10 million shares of $0.001 par value preferred stock authorized for issuance, and no shares issued or outstanding.

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

In July 2017, our Board of Directors (“Board”) authorized a $3.0 billion stock repurchase program, and in January 2018, our Board authorized an additional $6.0 billion stock repurchase program. These stock repurchase programs have no expiration from the date of authorization. The stock repurchase activity under our stock repurchase programs during 2018 was as follows (in millions, except per share amounts):

	Shares Repurchased (1)	Average Price per Share (2)	Value of Shares Repurchased (2)	Remaining Amount Authorized
Balance as of January 1, 2018				$1,651
Authorization of additional plan in January 2018				6,000
Repurchase of shares of common stock	131	$34.31	$4,500	(4,500)
Balance as of December 31, 2018				$3,151

(1)	These repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. None of the repurchased shares of common stock have been retired.

(2)	Excludes broker commissions.

In January 2019, our Board authorized an additional $4.0 billion stock repurchase program, with no expiration from the date of authorization. In addition, our Board of Directors initiated a quarterly cash dividend of $0.14 per share of common stock to be paid on or about March 20, 2019 to shareholders of record as of March 1, 2019.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13 – Employee Benefit Plans

Equity Incentive Plans

We have equity incentive plans under which we grant equity awards, including stock options, restricted stock units (“RSUs”), performance-based restricted stock units (“PBRSUs”), stock payment awards and performance share units, to our directors, officers and employees. As of December 31, 2018, 755 million shares were authorized under our equity incentive plans and 66 million shares were available for future grant.

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

In 2018, 2017 and 2016, certain executives were eligible to receive PBRSU. PBRSU awards are subject to performance and time-based vesting requirements. The target number of shares subject to the PBRSU award are adjusted based on our business performance measured against the performance goals approved by the Compensation Committee at the beginning of the performance period. Generally, if the performance criteria is satisfied, one-half of the award vests in March following the end of the performance period and the other half of the award vests in March of the following year.

Deferred Stock Units

Prior to December 31, 2016, we granted deferred stock units to each non-employee director (other than Mr. Omidyar) at the time of our annual meeting of stockholders and to new non-employee directors upon their election to the Board. Each deferred stock unit award granted to a new non-employee director upon election to the Board vests 25% one year from the date of grant, and at a rate of 2.08% per month thereafter. In addition, directors were permitted to elect to receive, in lieu of annual retainer and committee chair fees and at the time these fees would otherwise be payable, fully vested deferred stock units with an initial value equal to the amount based on the fair market value of common stock at the date of grant. Following termination of a non-employee director’s service on the Board, deferred stock units granted prior to August 1, 2013 are payable in stock or cash (at our election), while deferred stock units granted on or after August 1, 2013 are payable solely in stock. As of December 31, 2018, there were approximately 207,179 deferred stock units outstanding, which are included in our restricted stock unit activity below. As of December 31, 2016, we no longer grant deferred stock units.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (“ESPP”) for all eligible employees. Under the plan, shares of our common stock may be purchased over an offering period with a maximum duration of two years at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last day of the six-month purchase period. Employees may purchase shares having a value not exceeding 10% of their eligible compensation during an offering period. During 2018, 2017, and 2016, employees purchased approximately 4 million, 4 million and 4 million shares under this plan at average prices of $23.82, $22.32 and $18.97 per share, respectively. As of December 31, 2018, approximately 12 million shares of common stock were reserved for future issuance.

Stock Option Activity

No stock options were granted in 2018 and 2017, and an immaterial amount of stock options were granted during 2016. The weighted average grant-date fair value of options granted during 2016 was $5.40.

During 2018, 2017 and 2016, the aggregate intrinsic value of options exercised under our equity incentive plans was $18 million, $26 million and $16 million, respectively, determined as of the date of option exercise. As of December 31, 2018, options to purchase 2 million shares of our common stock were outstanding and in-the-money.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Unit Activity

The following table presents RSU activity (including PBRSUs that have been earned) under our equity incentive plans as of and for the year ended December 31, 2018 (in millions except per share amounts):

	Units	Weighted Average Grant-Date Fair Value (per share)
Outstanding as of January 1, 2018	42	$28.54
Awarded and assumed	19	$39.05
Vested	(18)	$28.57
Forfeited	(9)	$32.47
Outstanding as of December 31, 2018	34	$33.59
Expected to vest as of December 31, 2018	28

During 2018, 2017 and 2016, the aggregate intrinsic value of RSUs vested under our equity incentive plans was $684 million, $635 million and $418 million, respectively.

Stock-Based Compensation Expense

The following table presents stock-based compensation expense for the years ended December 31, 2018, 2017 and 2016 (in millions):

	Year Ended December 31,
	2018	2017	2016
Cost of net revenues	$59	$53	$34
Sales and marketing	111	94	95
Product development	197	178	158
General and administrative	171	158	129
Total stock-based compensation expense	$538	$483	$416
Capitalized in product development	$14	$14	$13

As of December 31, 2018, there was approximately $820 million of unearned stock-based compensation that will be expensed from 2019 through 2022. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel all or a portion of the remaining unearned stock-based compensation expense. Future unearned stock-based compensation will increase to the extent we grant additional equity awards, change the mix of grants between stock options and restricted stock units or assume unvested equity awards in connection with acquisitions.

Employee Savings Plans

We have a defined contribution plan, which is qualified under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 50% of their eligible compensation, but not more than statutory limits. In 2018, 2017 and 2016, we contributed one dollar for each dollar a participant contributed, with a maximum contribution of 4% of each employee’s eligible compensation, subject to a maximum employer contribution of $11,000, $10,800 and $10,600 per employee for each period, respectively. Our non-U.S. employees are covered by various other savings plans. Total expense for these plans was $60 million, $57 million and $49 million in 2018, 2017 and 2016, respectively.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14 – Income Taxes

The components of pretax income for the years ended December 31, 2018, 2017 and 2016 are as follows (in millions):

	Year Ended December 31,
	2018	2017	2016
United States	$299	$417	$1,529
International	2,419	1,858	2,122
	$2,718	$2,275	$3,651

The provision (benefit) for income taxes is comprised of the following (in millions):

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$73	$1,426	$689
State and local	25	(17)	55
Foreign	245	151	178
	$343	$1,560	$922
Deferred:
Federal	$(488)	$1,788	$77
State and local	(10)	4	—
Foreign	345	(64)	(4,633)
	(153)	1,728	(4,556)
	$190	$3,288	$(3,634)

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate of 21% for 2018 and 35% for 2017 and 2016 to income before income taxes (in millions):

	Year Ended December 31,
	2018	2017	2016
Provision at statutory rate	$571	$797	$1,278
Foreign income taxed at different rates	(16)	(217)	(451)
Other taxes on foreign operation	26	330	105
Stock-based compensation	(3)	(33)	24
State taxes, net of federal benefit	13	(13)	55
Research and other tax credits	(30)	(35)	(16)
Tax basis step-up resulting from realignment	(9)	(695)	(4,621)
Impact of tax rate change	108	—	—
U.S. tax reform	(463)	3,142	—
Other	(7)	12	(8)
	$190	$3,288	$(3,634)

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to be reversed. Significant deferred tax assets and liabilities consist of the following (in millions):

	As of December 31,
	2018	2017
Deferred tax assets:
Net operating loss, capital loss and credits	$136	$86
Accruals and allowances	168	129
Stock-based compensation	22	40
Amortizable tax basis in intangibles	4,757	5,164
Net deferred tax assets	5,083	5,419
Valuation allowance	(65)	(19)
	$5,018	$5,400
Deferred tax liabilities:
Unremitted foreign earnings	$(2,930)	$(3,514)
Acquisition-related intangibles	(46)	(24)
Depreciation and amortization	(132)	(89)
Net unrealized gain	(27)	(2)
Available-for-sale securities	(15)	(2)
	(3,150)	(3,631)
	$1,868	$1,769

As of December 31, 2018, our federal, state and foreign net operating loss carryforwards for income tax purposes were approximately $12 million, $55 million and $247 million, respectively. The federal and state net operating loss carryforwards are subject to various limitations under Section 382 of the Internal Revenue Code and applicable state tax laws. If not utilized, the federal and state net operating loss carryforwards will begin to expire in 2021 and 2020, respectively. The carryforward periods on our foreign net operating loss carryforwards are as follows: $64 million do not expire, $132 million are subject to valuation allowance and begin to expire in 2019, and $51 million are not subject to valuation allowance but will begin to expire in 2024. As of December 31, 2018, state tax credit carryforwards for income tax purposes were approximately $129 million. Most of the state tax credits carry forward indefinitely.

As of December 31, 2018 and 2017, we maintained a valuation allowance with respect to certain of our deferred tax assets relating primarily to operating losses in certain non-U.S. jurisdictions and certain state tax credits that we believe are not likely to be realized.

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

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

While our tax rate is higher, the realignment allows us to achieve certain foreign cash tax benefits due to the step-up in tax basis achieved in certain foreign jurisdictions. We expect these cash tax benefits to remain consistent, subject to the performance of our foreign platforms, for a period in excess of 10 years. The realignment was substantially completed by the end of 2018 and primarily impact our international entities. However, U.S. tax reform and the new U.S. minimum tax on foreign earnings has reduced our expected consolidated cash tax benefits.

On December 22, 2017, the Tax Cuts and Jobs Act was enacted. U.S. tax reform, among other things, reduces the U.S. federal income tax rate from 35% to 21% in 2018, instituted a dividends received deduction for foreign earnings with a related tax for the deemed repatriation of unremitted foreign earnings in 2017 and created a new U.S. minimum tax on earnings of foreign subsidiaries. We recognized a provisional income tax charge of $3.1 billion in the fourth quarter of 2017, which was included as a component of the income tax provision on our consolidated statement of income. We completed our analysis of the impacts of U.S. tax reform in the fourth quarter of 2018 and recognized a $463 million reduction to the provisional tax amounts recorded in the fourth quarter of 2017, which is included as a component of income tax expense from continuing operations.

Included in the provisional amount was $1.4 billion for the income tax on the deemed repatriation of unremitted foreign earnings. We completed the computation of this amount as part of the 2017 income tax return filing and reduced the provisional amount by $18 million. Additionally, we utilized $213 million of foreign tax credits to reduce the net liability. We elected to pay the liability for the deemed repatriation of foreign earnings in installments, as specified by the Act. Accordingly, as of December 31, 2018 and 2017, $968 million and $1.2 billion of our liability for deemed repatriation of foreign earnings was included in other liabilities on our consolidated balance sheet.

The remaining provisional amount of $1.7 billion was for the deferred income tax effects of the Act, primarily the impact of the new U.S. minimum tax on foreign earnings, partially offset by the reversal of our existing deferred tax liability associated with repatriation of unremitted foreign earnings. We completed our analysis of the components of the deferred tax computation in the fourth quarter of 2018 and recognized a tax benefit of $445 million as a reduction to the provisional amounts recorded in the fourth quarter of 2017 for the deferred income tax effects of the Act. This amount includes a $389 million tax benefit as a result of clarification by Swiss tax authorities regarding the applicability of withholding tax to repatriated earnings in October 2018.

We completed our analysis of the impacts of U.S. tax reform in the fourth quarter of 2018. Accordingly, we have recognized the tax consequences of all foreign unremitted earnings and management has no specific plans to indefinitely reinvest the unremitted earnings of our foreign subsidiaries as of the balance sheet date. We have not provided for deferred taxes on outside basis differences in our investments in our foreign subsidiaries that are unrelated to unremitted earnings. These basis differences will be indefinitely reinvested. A determination of the unrecognized deferred taxes related to these other components of our outside basis difference is not practicable.

The following table reflects changes in unrecognized tax benefits for the years ended December 31, 2018, 2017 and 2016 (in millions):

	2018	2017	2016
Gross amounts of unrecognized tax benefits as of the beginning of the period	$487	$458	$440
Increases related to prior period tax positions	64	37	24
Decreases related to prior period tax positions	(10)	(28)	(20)
Increases related to current period tax positions	28	58	47
Settlements	(18)	(38)	(33)
Gross amounts of unrecognized tax benefits as of the end of the period	$551	$487	$458

Included within our gross amounts of unrecognized tax benefits of $551 million as of December 31, 2018 is $100 million of unrecognized tax benefits indemnified by PayPal. If total unrecognized tax benefits were realized in a future period, it would result in a tax benefit of $466 million. Of this amount, approximately $95 million of unrecognized tax benefit is indemnified by PayPal and a corresponding receivable would be reduced upon a future realization. As of December 31, 2018, our liabilities for unrecognized tax benefits were included in other liabilities on our consolidated balance sheet.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We recognize interest and/or penalties related to uncertain tax positions in income tax expense. In 2018, $14 million was included in tax expense for interest and penalties. The amount of interest and penalties accrued as of December 31, 2018 and 2017 was approximately $61 million and $43 million, respectively.

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

Although the timing of the resolution and/or closure of audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. Given the number of years remaining subject to examination and the number of matters being examined, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits. We do expect the gross amount of unrecognized tax benefits to be reduced within the next twelve months by at least $196 million.

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion invalidating the regulations relating to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was issued by the Tax Court in December 2015. The IRS appealed the decision in June 2016. On July 24, 2018, the Ninth Circuit Federal Court issued a decision that was subsequently withdrawn and a reconstituted panel has conferred on the appeal. No decision had been made at the time of the release of these financial statements. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits or obligations, and the risk of the Tax Court’s decision being overturned upon appeal, we have not recorded any benefit or expense as of December 31, 2018. We will continue to monitor ongoing developments and potential impacts to our consolidated financial statements.

Note 15 – Interest and Other, Net

The components of interest and other, net for the years ended December 31, 2018, 2017 and 2016 are as follows (in millions):

	Year Ended December 31,
	2018	2017	2016
Interest income	$176	$177	$125
Interest expense	(326)	(292)	(225)
Gains on investments and sale of business (1)	663	115	1,343
Other	(17)	11	83
Total interest and other, net	$496	$11	$1,326

(1)
Gains on investments and sale of business includes: (i) a $313 million gain on the sale of our equity investment in Flipkart, a $266 million gain recognized upon the relinquishment of our equity investment in Giosis and a $104 million gain recognized due to the change in fair value of the warrant in 2018; (ii) a $167 million gain on disposal of our eBay India business in 2017; and (iii) $1.3 billion of pre-tax gains recognized from the sale of our equity holdings of MercadoLibre, Inc. in 2016.

Note 16 – Accumulated Other Comprehensive Income

The following tables summarize the changes in AOCI for the years ended December 31, 2018 and 2017 (in millions):

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2017	$(57)	$(15)	$748	$41	$717
Other comprehensive income (loss) before reclassifications	117	(42)	(286)	(15)	(226)
Less: Amount of gain (loss) reclassified from AOCI	(8)	(1)	—	2	(7)
Net current period other comprehensive income (loss)	125	(41)	(286)	(17)	(219)
Balance as of December 31, 2018	$68	$(56)	$462	$24	$498

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2016	$54	$51	$(230)	$1	$(124)
Other comprehensive income before reclassifications	(104)	(59)	978	40	855
Less: Amount of gain (loss) reclassified from AOCI	7	7	—	—	14
Net current period other comprehensive income	(111)	(66)	978	40	841
Balance as of December 31, 2017	$(57)	$(15)	$748	$41	$717

The following table provides a summary of reclassifications out of AOCI for the years ended December 31, 2018 and 2017 (in millions):

Details about AOCI Components	Affected Line Item in the Statement of Income	Amount of Gain (Loss) Reclassified from AOCI
		2018	2017
Gains (losses) on cash flow hedges - foreign exchange contracts	Net Revenues	$(8)	$(28)
	Cost of net revenues	—	3
	Sales and marketing	—	1
	Product development	—	5
	General and administrative	—	2
	Interest and other, net	—	24
	Total, from continuing operations before income taxes	(8)	7
	Income tax provision	2	—
	Total, from continuing operations net of income taxes	(6)	7
	Total, from discontinued operations net of income taxes	—	—
	Total, net of income taxes	(6)	7

Unrealized gains (losses) on investments	Interest and other, net	(1)	7
	Total, before income taxes	(1)	7
	Income tax provision	—	—
	Total, net of income taxes	(1)	7

Total reclassifications for the period	Total, net of income taxes	$(7)	$14

Note 17 — Restructuring

The following table summarizes restructuring reserve activity during 2018 (in millions):

Employee Severance and Benefits
Accrued liability as of January 1, 2018	$—
Charges	86
Payments	(61)
Other	(17)
Accrued liability as of December 31, 2018	$8

In June 2018, management approved a plan to implement a strategic reduction of our existing global workforce. The reduction was substantially completed in the second quarter of 2018. We incurred pre-tax restructuring charges of approximately $86 million. The restructuring charges, which primarily related to employee severance and benefits, were aggregated in general and administrative expenses in the consolidated statement of income. Other adjustments were primarily related to settlements of previous contractual commitments in the second quarter of 2018. No restructuring charges were recognized during 2017 and 2016.

Supplementary Data — Quarterly Financial Data — Unaudited
The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters in the two year period ended December 31, 2018. This quarterly information has been prepared on the same basis as the Consolidated Financial Statements and includes all adjustments necessary to state fairly the information for the periods presented. 2017 has been recast to reflect Accounting Standards Codification Topic 606, Revenue from Contracts with Customers.
Quarterly Financial Data
(Unaudited, in millions, except per share amounts)

	Quarter Ended
	March 31	June 30	September 30	December 31
2018
Net revenues	$2,580	$2,640	$2,649	$2,877
Gross profit	$2,021	$2,043	$2,041	$2,259
Income from continuing operations	$407	$638	$720	$763
Income (loss) from discontinued operations, net of income taxes	—	4	1	(3)
Net income (loss)	$407	$642	$721	$760
Income (loss) per share - basic:
Continuing operations	$0.40	$0.64	$0.74	$0.81
Discontinued operations	—	—	—	—
Net income (loss) per share - basic	$0.40	$0.64	$0.74	$0.81
Income (loss) per share - diluted:
Continuing operations	$0.40	$0.64	$0.73	$0.80
Discontinued operations	—	—	—	—
Net income (loss) per share - diluted	$0.40	$0.64	$0.73	$0.80
Weighted-average shares:
Basic	1,010	992	974	945
Diluted	1,029	1,004	983	950

	Quarter Ended
	March 31	June 30	September 30	December 31
2017
Net revenues	$2,303	$2,419	$2,498	$2,707
Gross profit	$1,789	$1,859	$1,941	$2,117
Income (loss) from continuing operations	$1,035	$29	$520	$(2,597)
Income from discontinued operations, net of income taxes	—	—	—	(4)
Net income	$1,035	$29	$520	$(2,601)
Income per share - basic:
Continuing operations	$0.96	$0.03	$0.49	$(2.51)
Discontinued operations	—	—	—	—
Net income (loss) per share - basic	$0.96	$0.03	$0.49	$(2.51)
Income (loss) per share - diluted:
Continuing operations	$0.94	$0.03	$0.48	$(2.51)
Discontinued operations	—	—	—	—
Net income (loss) per share - diluted	$0.94	$0.03	$0.48	$(2.51)
Weighted-average shares:
Basic	1,083	1,076	1,062	1,035
Diluted	1,102	1,091	1,078	1,035

eBay Inc.
FINANCIAL STATEMENT SCHEDULE
The Financial Statement Schedule II — VALUATION AND QUALIFYING ACCOUNTS as of and for the years ended December 31, 2018, 2017 and 2016.

	Balance at Beginning of Period	Charged/Credited to Net Income	Charged to Other Account	Charges Utilized/Write-offs	Balance at End of Period
	(In millions)
Allowances for Doubtful Accounts and Authorized Credits
Year Ended December 31, 2016	$84	$68	$—	$(71)	$81
Year Ended December 31, 2017	81	91	—	(70)	102
Year Ended December 31, 2018	$102	$92	$—	$(88)	$106

Allowance for Transaction Losses
Year Ended December 31, 2016	$34	$162	$—	$(173)	$23
Year Ended December 31, 2017	23	181	—	(179)	25
Year Ended December 31, 2018	$25	$194	$—	$(191)	$28

Tax Valuation Allowance
Year Ended December 31, 2016	$41	$(6)	$2	$—	$37
Year Ended December 31, 2017	37	(20)	2	—	19
Year Ended December 31, 2018	$19	$33	$13	$—	$65

INDEX TO EXHIBITS

No.	Exhibit Description	Filed or Furnished with this 10-K	Incorporated by Reference
			Form	File No.	Date Filed

2.01	Separation and Distribution Agreement by and between Registrant and PayPal Holdings, Inc. dated as of June 26, 2015.		8-K	000-24821	6/30/2015

3.01	Registrant’s Amended and Restated Certificate of Incorporation.		8-K	000-24821	4/27/2012

3.02	Registrant’s Amended and Restated Bylaws.	X

4.01	Form of Specimen Certificate for Registrant’s Common Stock.		S-1	333-59097	8/19/1998

4.02	Indenture dated as of October 28, 2010 between Registrant and Wells Fargo Bank, National Association, as trustee.		8-K	000-24821	10/28/2010

4.03	Supplemental Indenture dated as of October 28, 2010 between Registrant and Wells Fargo Bank, National Association, as trustee.		8-K	000-24821	10/28/2010

4.04	Form of 3.250% Note due 2020.		8-K	000-24821	10/28/2010

4.05	Forms of 2.600% Note due 2022 and 4.000% Note due 2042.		8-K	000-24821	7/24/2012

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

4.08	Forms of Floating Rate Note due 2019, 2.200% Note due 2019, 2.875% Note due 2021 and 3.450% Note due 2024.		8-K	000-24821	7/28/2014

4.09	Form of 6.00% Note due 2056.		8-K	000-24821	2/29/2016

4.10	Form of 3.800% Note due 2022.		8-K	001-37713	3/9/2016

4.11	Officers’ Certificate dated June 6, 2017.		8-K	001-37713	6/6/2017

4.12	Form of Floating Rate Note due 2023 (included in Exhibit 4.11).		8-K	001-37713	6/6/2017

4.13	Form of 2.150% Note due 2020 (included in Exhibit 4.11).		8-K	001-37713	6/6/2017

4.14	Form of 2.750% Note due 2023 (included in Exhibit 4.11).		8-K	001-37713	6/6/2017

4.15	Form of 3.600% Note due 2027 (included in Exhibit 4.11).		8-K	001-37713	6/6/2017

10.01+	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers.		S-1	333-59097	7/15/1998

10.02+	Registrant’s Amended and Restated 1998 Employee Stock Purchase Plan.		10-Q	000-24821	7/27/2007

10.03+	Registrant’s 1999 Global Equity Incentive Plan, as amended.		10-Q	000-24821	7/27/2007

10.04+	Form of Stock Option Agreement under Registrant’s 1999 Global Equity Incentive Plan.		10-Q	000-24821	10/27/2004

10.05+	Form of Restricted Stock Unit Agreement under Registrant’s 1999 Global Equity Incentive Plan.		10-K	000-24821	2/28/2007

No.	Exhibit Description	Filed or Furnished with this 10-K	Incorporated by Reference
			Form	File No.	Date Filed

10.06+	Registrant’s 2001 Equity Incentive Plan, as amended.		10-K	000-24821	2/28/2007

10.07+	Form of Stock Option Agreement under Registrant’s 2001 Equity Incentive Plan.		10-Q	000-24821	10/27/2004

10.08+	Registrant’s 2003 Deferred Stock Unit Plan, as amended.		10-K	000-24821	2/28/2007

10.09+	Amendment to Registrant’s 2003 Deferred Stock Unit Plan, effective April 2, 2012.		10-Q	000-24821	7/19/2012

10.10+	Form of Director Award Agreement under Registrant’s 2003 Deferred Stock Unit Plan.		10-Q	000-24821	7/19/2012

10.11+	Form of Electing Director Award Agreement under Registrant’s 2003 Deferred Stock Unit Plan.		10-Q	000-24821	7/19/2012

10.12+	Form of New Director Award Agreement under Registrant’s 2003 Deferred Stock Unit Plan.		10-Q	000-24821	7/19/2012

10.13+	Form of 2003 Deferred Stock Unit Plan Restricted Stock Unit Grant Notice and Agreement.		10-Q/A	000-24821	4/24/2008

10.14+	Registrant’s 2008 Equity Incentive Award Plan, as amended and restated.		8-K	001-37713	4/27/2016

10.15+	Amendment to the Registrant’s 2001 Equity Incentive Plan and Registrant’s 1999 Global Equity Incentive Plan.		10-Q	000-24821	7/29/2009

10.16+
Form of Restricted Stock Unit Award Agreement (and Performance-Based Restricted Stock Unit Agreement) under Registrant’s 2003 Deferred Stock Unit Plan, Registrant’s 2008 Equity Incentive Award Plan and GSI Commerce, Inc. 2010 Equity Incentive Plan.
			10-Q	000-24821	7/19/2012

10.17+	Form of Restricted Stock Unit Award Agreement (with Modified Vesting) under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	7/19/2012

10.18+	Form of Stock Option Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	7/19/2012

10.19+	Form of Stock Option Agreement (with Modified Vesting) under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	7/19/2012

10.20+	Form of Performance Share Unit Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	7/19/2012

10.21+	Form of Director Deferred Stock Unit Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	7/19/2012

10.22+	Form of Restricted Stock Unit Agreement (and Performance-Based Restricted Stock Unit Agreement) under Registrant’s 2008 Equity Incentive Award Plan.		8-K	000-24821	6/25/2008

10.23+	Amended and Restated eBay Incentive Plan.		8-K	000-24821	5/5/2015

10.24+	Amendment to eBay Incentive Plan, effective April 2, 2012.		10-Q	000-24821	7/19/2012

10.25+	eBay Inc. Deferred Compensation Plan, as amended and restated effective April 1, 2018	X

10.26+
GSI Commerce, Inc. 2010 Equity Incentive Plan (filed as Appendix A to GSI Commerce, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 13, 2010 and incorporated herein by reference).

10.27+	Amendment to GSI Commerce, Inc. 2010 Equity Incentive Plan, effective April 2, 2012.		10-Q	000-24821	7/19/2012

10.28+	Form of Restricted Stock Unit Award Agreement under GSI Commerce, Inc. 2012 Equity Incentive Plan.		10-Q	000-24821	7/19/2012

No.	Exhibit Description	Filed or Furnished with this 10-K	Incorporated by Reference
			Form	File No.	Date Filed
10.29+
GSI Commerce, Inc. Leadership Team Incentive Plan (Filed as Appendix B to GSI Commerce, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 25, 2008 and incorporated herein by reference).

10.30+	Amendment to GSI Commerce, Inc. Leadership Team Incentive Plan, effective April 2, 2012.		10-Q	000-24821	7/19/2012

10.31+	Form of Restricted Stock Unit Agreement (and Performance-Based Restricted Stock Unit Agreement) under GSI Commerce, Inc. 2010 Equity Incentive Plan, as amended.		10-Q	000-24821	7/22/2011

10.32+	eBay Inc. Employee Stock Purchase Plan.		DEF 14A	000-24821	3/19/2012

10.33+	Offer Letter dated August 30, 2011 and executed on September 2, 2011 between Registrant and Devin Wenig.		8-K	000-24821	9/6/2011

10.34	Credit Agreement, dated as of November 9, 2015, by and among Registrant, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto.		8-K	000-24821	11/12/2015

10.35+	Form of New Director Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	4/19/2013

10.36+	Form of Director Annual Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	4/19/2013

10.37+	Form of Electing Director Quarterly Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	4/19/2013

10.38+	Form of Performance Share Unit Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	4/19/2013

10.39+	Form of Global Stock Option Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	7/18/2014

10.40+	Form of Global Restricted Stock Unit Agreement (and Performance-Based Restricted Stock Unit Agreement) under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	7/18/2014

10.41+	Form of Performance Based Restricted Stock Unit Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	001-37713	4/27/2016

10.42+	Form of Stock Payment Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	001-37713	7/21/2016

10.43+	Form of Director Restricted Stock Unit Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	001-37713	7/21/2016

10.44+	Form of Performance Based Restricted Stock Unit Award Grant Notice and Performance Based Restricted Stock Unit Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.	X

10.45+	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.	X

10.46+	Notice Regarding Payment of Dividend Equivalents on Restricted Stock Units and Performance-Based Restricted Stock Units under Registrant’s 2008 Equity Incentive Award Plan.	X

10.47+	Letter Agreement dated September 29, 2014 between Registrant and Devin Wenig.		10-Q	000-24821	10/16/2014

10.48+	Written Description of Transaction Success and Retention Program.		10-K	000-24821	2/6/2015

No.	Exhibit Description	Filed or Furnished with this 10-K	Incorporated by Reference
			Form	File No.	Date Filed
10.49	Nomination and Standstill Agreement, dated as of January 21, 2015, by and among the persons and entities listed on Schedule A thereto and Registrant.		8-K	000-24821	1/23/2015

10.5	Amended and Restated eBay Inc. Change in Control Severance Plan for Key Employees, effective January 1, 2016.		10-Q	001-37713	4/27/2016

10.51	Amended and Restated eBay Inc. SVP and Above Standard Severance Plan, effective January 1, 2016.		10-Q	001-37713	4/27/2016

10.52	Amendment dated June 30, 2016, to the Operating Agreement by and among Registrant, eBay International AG, PayPal Holdings, Inc., PayPal, Inc., PayPal Pte. Ltd. and PayPal Payments Pte. Holdings S.C.S.		10-Q	001-37713	7/21/2016

10.53+	Operating Agreement, dated as of July 17, 2015, by and among Registrant, eBay International AG, PayPal Holdings, Inc., PayPal, Inc., PayPal Pte. Ltd. and PayPal Payments Pte. Holdings S.C.S.		8-K	000-24821	7/20/2015

10.54	Transition Services Agreement, dated as of July 17, 2015, by and between Registrant and PayPal Holdings, Inc.		8-K	000-24821	7/20/2015

10.55+	Tax Matters Agreement, dated as of July 17, 2015, by and between Registrant and PayPal Holdings, Inc.		8-K	000-24821	7/20/2015

10.56+	Employee Matters Agreement, dated as of July 17, 2015, by and between Registrant and PayPal Holdings, Inc.		8-K	000-24821	7/20/2015

10.57+
Intellectual Property Matters Agreement, dated as of July 17, 2015, by and among Registrant, eBay International AG, PayPal Holdings, Inc., PayPal, Inc., PayPal Pte. Ltd. and PayPal Payments Pte. Holdings S.C.S.
			8-K	000-24821	7/20/2015

10.58+	Letter dated September 30, 2014 from Registrant to Scott Schenkel.		10-Q	000-24821	7/21/2015

10.59+	Offer Letter dated September 2, 2014 between Registrant and Steve Fisher.		10-Q	001-37713	4/27/2016

10.60+	Offer Letter dated April 2, 2015 between Registrant and Marie Oh Huber.		10-Q	001-37713	4/27/2016

10.61+	Offer Letter dated September 26, 2013 between Registrant and R.J. Pittman.		10-Q	001-37713	4/20/2017

10.62+	Offer Letter dated December 20, 2017 between Registrant and Jae Hyun Lee.		10-Q	001-37713	4/26/2018

10.63+	Offer Letter dated March 27, 2013 between Registrant and Jae Hyun Lee.		10-Q	001-37713	4/26/2018

10.64+	Offer Letter dated June 13, 2018 between Registrant and Steve Fisher.		10-Q	001-37713	7/19/2018

21.01	List of Subsidiaries.	X

23.01	PricewaterhouseCoopers LLP consent.	X

24.01	Power of Attorney (see signature page).	X

31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.02	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.01	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X

No.	Exhibit Description	Filed or Furnished with this 10-K	Incorporated by Reference
			Form	File No.	Date Filed
32.02	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	Omitted schedules will be furnished supplementally to the SEC upon request.

+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 30, 2019.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 30, 2019.

Principal Executive Officer and Director:		Principal Financial Officer:

By:	/s/ Devin N. Wenig	By:	/s/ Scott F. Schenkel
	Devin N. Wenig		Scott F. Schenkel
	President and Chief Executive Officer		Senior Vice President, Chief Financial Officer

Principal Accounting Officer:

		By:	/s/ Brian J. Doerger
Brian J. Doerger
Vice President, Chief Accounting Officer

Additional Directors

By:	/s/ Pierre M. Omidyar	By:	/s/ Thomas J. Tierney
	Pierre M. Omidyar		Thomas J. Tierney
	Founder and Director		Chairman of the Board and Director

By:	/s/ Fred D. Anderson	By:	/s/ Anthony J. Bates
	Fred D. Anderson		Anthony J. Bates
	Director		Director

By:	/s/ Adriane Brown	By:	/s/ Diana Farrell
	Adriane Brown		Diana Farrell
	Director		Director

By:	/s/ Logan D. Green	By:	/s/ Bonnie S. Hammer
	Logan D. Green		Bonnie S. Hammer
	Director		Director

By:	/s/ Kathleen C. Mitic	By:	/s/ Paul S. Pressler
	Kathleen C. Mitic		Paul S. Pressler
	Director		Director

By:	/s/ Robert H. Swan	By:	/s/ Perry M. Traquina
	Robert H. Swan		Perry M. Traquina
	Director		Director