Form 10-Q
period 2019-03-31
EBAY INC
filed 2019-04-24
CIK 1065088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]    No  [x]
As of April 22, 2019, there were 871,527,401 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements
eBay Inc.
CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2019	December 31, 2018
	(In millions, except par value)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,695	$2,202
Short-term investments	2,746	2,713
Accounts receivable, net	716	712
Other current assets	1,508	1,499
Total current assets	6,665	7,126
Long-term investments	2,969	3,778
Property and equipment, net	1,582	1,597
Goodwill	5,208	5,160
Intangible assets, net	108	92
Operating lease right-of-use assets	696	—
Deferred tax assets	4,710	4,792
Other assets	391	274
Total assets	$22,329	$22,819
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$1,550	$1,546
Accounts payable	251	286
Accrued expenses and other current liabilities	2,418	2,335
Deferred revenue	174	170
Income taxes payable	107	117
Total current liabilities	4,500	4,454
Operating lease liabilities	547	—
Deferred tax liabilities	2,893	2,925
Long-term debt	7,700	7,685
Other liabilities	1,486	1,474
Total liabilities	17,126	16,538
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value; 3,580 shares authorized; 876 and 915 shares outstanding	2	2
Additional paid-in capital	15,785	15,716
Treasury stock at cost, 805 and 763 shares	(27,895)	(26,394)
Retained earnings	16,847	16,459
Accumulated other comprehensive income	464	498
Total stockholders’ equity	5,203	6,281
Total liabilities and stockholders’ equity	$22,329	$22,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended March 31,
	2019	2018
	(In millions, except per share amounts)
	(Unaudited)
Net revenues	$2,643	$2,580
Cost of net revenues	601	559
Gross profit	2,042	2,021
Operating expenses:
Sales and marketing	742	756
Product development	297	334
General and administrative	309	270
Provision for transaction losses	72	72
Amortization of acquired intangible assets	13	10
Total operating expenses	1,433	1,442
Income from operations	609	579
Interest and other, net	64	(32)
Income before income taxes	673	547
Income tax provision	(152)	(140)
Income from continuing operations	521	407
Loss from discontinued operations, net of income taxes	(3)	—
Net income	$518	$407

Income per share - basic:
Continuing operations	$0.58	$0.40
Discontinued operations	—	—
Net income per share - basic	$0.58	$0.40

Income per share - diluted:
Continuing operations	$0.57	$0.40
Discontinued operations	—	—
Net income per share - diluted	$0.57	$0.40

Weighted-average shares:
Basic	900	1,010
Diluted	908	1,029

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2019	2018
	(In millions)
	(Unaudited)
Net income	$518	$407
Other comprehensive income, net of reclassification adjustments:
Foreign currency translation gain (loss)	(32)	132
Unrealized gains (losses) on investments, net	40	(36)
Tax benefit (expense) on unrealized gains (losses) on investments, net	(10)	10
Unrealized gains (losses) on hedging activities, net	(41)	(29)
Tax benefit (expense) on unrealized gains (losses) on hedging activities, net	9	6
Other comprehensive income/(loss), net of tax	(34)	83
Comprehensive income	$484	$490

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Three Months Ended March 31,
	2019	2018
	(In millions)
	(Unaudited)
Common stock:
Balance, beginning of period	$2	$2
Common stock issued	—	—
Common stock repurchased/forfeited	—	—
Balance, end of period	2	2
Additional paid-in-capital:
Balance, beginning of period	15,716	15,293
Common stock and stock-based awards issued	3	9
Tax withholdings related to net share settlements of restricted stock units and awards	(54)	(60)
Stock-based compensation	121	120
Other	(1)	—
Balance, end of period	15,785	15,362
Treasury stock at cost:
Balance, beginning of period	(26,394)	(21,892)
Common stock repurchased	(1,501)	(1,011)
Balance, end of period	(27,895)	(22,903)
Retained earnings:
Balance, beginning of period	16,459	13,929
Net income	518	407
Dividends and dividend equivalents declared	(130)	—
Other	—	(1)
Balance, end of period	16,847	14,335
Accumulated other comprehensive income:
Balance, beginning of period	498	717
Foreign currency translation adjustment	(32)	132
Change in unrealized gains (losses) on investments	40	(36)
Change in unrealized gains (losses) on derivative instruments	(41)	(29)
Tax benefit (provision) on above items	(1)	16
Balance, end of period	464	800
Total stockholders’ equity	$5,203	$7,596

Dividends and dividend equivalents declared per share or restricted stock unit	$0.14	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2019	2018
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income	$518	$407
Loss from discontinued operations, net of income taxes	3	—
Adjustments:
Provision for transaction losses	72	72
Depreciation and amortization	169	179
Stock-based compensation	121	120
Loss on investments, net	1	3
Deferred income taxes	36	(29)
Change in fair value of warrant	(113)	—
Changes in assets and liabilities, net of acquisition effects	(257)	(257)
Net cash provided by operating activities	550	495
Cash flows from investing activities:
Purchases of property and equipment	(182)	(158)
Purchases of investments	(11,926)	(4,794)
Maturities and sales of investments	12,747	6,650
Acquisitions, net of cash acquired	(93)	—
Other	12	—
Net cash provided by investing activities	558	1,698
Cash flows from financing activities:
Proceeds from issuance of common stock	5	9
Repurchases of common stock	(1,431)	(1,009)
Payments for taxes related to net share settlements of restricted stock units and awards	(54)	(60)
Payments for dividends	(125)	—
Repayment of debt	—	(750)
Other	—	(15)
Net cash used in financing activities	(1,605)	(1,825)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10)	38
Net increase (decrease) in cash, cash equivalents and restricted cash	(507)	406
Cash, cash equivalents and restricted cash at beginning of period	2,219	2,140
Cash, cash equivalents and restricted cash at end of period	$1,712	$2,546

Supplemental cash flow disclosures:
Cash paid for:
Interest	$107	$117
Income taxes	$93	$77

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — The Company and Summary of Significant Accounting Policies

The Company

eBay Inc. is a global commerce leader, which includes our Marketplace, StubHub and Classifieds platforms. Founded in 1995 in San Jose, Calif., eBay is one of the world’s largest and most vibrant marketplaces for discovering great value and unique selection. Collectively, we connect millions of buyers and sellers around the world, empowering people and creating opportunity for all. Our technologies and services are designed to give buyers choice and a breadth of relevant inventory and to enable sellers worldwide to organize and offer their inventory for sale, virtually anytime and anywhere.

When we refer to “we,” “our,” “us” or “eBay” in this Quarterly Report on Form 10-Q, we mean the current Delaware corporation (eBay Inc.) and its consolidated subsidiaries, unless otherwise expressly stated or the context otherwise requires.

In the first quarter of 2019, we announced several organizational changes, including bringing our Marketplace geographic regions together under one global leadership team. We changed from one reportable segment to three reportable segments to reflect the way management and our chief operating decision maker (“CODM”) review and assess performance of the business. Our three reportable segments are Marketplace, StubHub and Classifieds. Marketplace includes our online marketplace located at www.ebay.com, its localized counterparts and the eBay suite of mobile apps. StubHub includes our online ticket platform located at www.stubhub.com, its localized counterparts and the StubHub mobile apps. Classifieds includes a collection of brands such as Mobile.de, Kijiji, Gumtree, Marktplaats, eBay Kleinanzeigen and others. Prior period information has been reclassified to conform to the current period segment presentation. For further information on our segments, refer to “Note 5 - Segments” to our condensed consolidated financial statements included in this report.

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

Principles of Consolidation and Basis of Presentation

The accompanying condensed financial statements are consolidated and include the financial statements of eBay Inc., our wholly and majority-owned subsidiaries and variable interest entities (“VIE”) where we are the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. Minority interests are recorded as a noncontrolling interest. A qualitative approach is applied to assess the consolidation requirement for VIEs. Investments in entities where we hold at least a 20% ownership interest and have the ability to exercise significant influence, but not control, over the investee are accounted for using the equity method of accounting. For such investments, our share of the investees’ results of operations is included in interest and other, net and our investment balance is included in long-term investments. Investments in entities where we hold less than a 20% ownership interest are generally accounted for as equity investments to be measured at fair value or, under an election, at cost if it does not have readily determinable fair value, in which case the carrying value would be adjusted upon the occurrence of an observable price change in an orderly transaction for identical or similar instruments or impairment.

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2018. We have evaluated all subsequent events through the date these condensed consolidated financial statements were issued. In the opinion of management, these condensed

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the condensed consolidated financial position, results of operations and cash flows for these interim periods.

Significant Accounting Policies

Notwithstanding the additions of policies below for leases, there were no significant changes to our significant accounting policies disclosed in “Note 1 – The Company and Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2018.

Leases

We determine if an arrangement is a lease or contains a lease at inception. Operating and finance lease liabilities are recognized based on the present value of the remaining lease payments, discounted using the discount rate for the lease at the commencement date. As the rate implicit in the lease is not readily determinable for our operating leases, we generally use an incremental borrowing rate based on information available at the commencement date to determine the present value of future lease payments. Operating right-of-use (“ROU”) assets and finance lease assets are generally recognized based on the amount of the initial measurement of the lease liability. Our leases have remaining lease terms of up to ten years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year. Lease expense is recognized on a straight-line basis over the lease term. We account for lease and non-lease components as a single lease component for our data center leases. Lease and non-lease components for all other leases are accounted for separately.

Operating leases are included in operating lease right-of-use assets, other current liabilities and operating lease liabilities on our condensed consolidated balance sheets. Finance leases are included in property and equipment, net, short-term debt, and long-term debt on our condensed consolidated balance sheet.

Recently Adopted Accounting Pronouncements

In 2016, the FASB issued new guidance related to accounting for leases. The new guidance requires the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. We adopted this guidance in the first quarter of 2019 using the modified retrospective approach, electing the package of practical expedients, and the practical expedient to not separate lease and nonlease components for data center operating leases. We also elected the optional transition method that permits adoption of the new standard prospectively, as of the effective date, without adjusting comparative periods presented. Adoption of the standard resulted in the recognition of $728 million of ROU assets and $744 million of lease liabilities on our consolidated balance sheet at adoption related to office space, data and fulfillment centers, and other corporate assets. The difference of $16 million represented deferred rent for leases that existed as of the date of adoption, which was an offset to the opening balance of right-of-use assets. The adoption of the standard on January 1, 2019 did not have a material impact on our consolidated statements of income, stockholders’ equity and cash flows.

In 2017, the FASB issued new guidance that will shorten the amortization period for certain callable debt securities held at a premium to the earliest call date to more closely align with expectations incorporated in market pricing. The new guidance will not impact debt securities held at a discount. Adoption of this standard was made on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. This standard is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those annual reporting periods. The adoption of the standard in the first quarter of 2019 did not have a material impact on our consolidated financial statements at adoption.

In 2018, the FASB issued new guidance to simplify the accounting for nonemployee share-based payment transactions by expanding the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Under the new standard, most of the guidance on stock compensation payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. This standard is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those annual reporting periods. The adoption of the standard in the first quarter of 2019 did not have an impact on our consolidated financial statements.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2018, the FASB issued guidance to permit use of the Overnight Index Swap (“OIS”) rate as a U.S. benchmark interest rate for hedge accounting purposes in addition to the UST, the London InterBank Offered Rate (“LIBOR”) swap rate, the OIS rate based on the Fed Funds Effective Rate, and the Securities Industry and Financial Market Association Municipal Swap Rate. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those annual reporting periods. The adoption of the standard in the first quarter of 2019 did not have a material impact on our consolidated financial statements at adoption.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2 — Net Income Per Share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding options and equity incentive awards is reflected in diluted net income (loss) per share by application of the treasury stock method. The calculation of diluted net income (loss) per share excludes all anti-dilutive common shares. The following table sets forth the computation of basic and diluted net income (loss) per share for the three months ended March 31, 2019 and 2018 (in millions, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Numerator:
Income from continuing operations	$521	$407
Loss from discontinued operations, net of income taxes	(3)	—
Net income	$518	$407
Denominator:
Weighted average shares of common stock - basic	900	1,010
Dilutive effect of equity incentive awards	8	19
Weighted average shares of common stock - diluted	908	1,029

Income per share - basic:
Continuing operations	$0.58	$0.40
Discontinued operations	—	—
Net income per share - basic	$0.58	$0.40
Income per share - diluted:
Continuing operations	$0.57	$0.40
Discontinued operations	—	—
Net income per share - diluted	$0.57	$0.40
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	11	1

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3 – Business Combinations

Business Combinations

In February 2019, we completed our acquisition of the U.K.-based classifieds site, Motors.co.uk for $93 million in cash. We believe the acquisition will increase our international presence and give buyers access to more listings.

The aggregate purchase consideration was allocated as follows (in millions):

Motors.co.uk
Goodwill	$65
Purchased intangible assets	30
Net liabilities	(2)
Total	$93

These allocations were prepared on a preliminary basis and changes to these allocations may occur as additional information becomes available. We assigned the goodwill to our Classifieds segment. The goodwill recognized is primarily attributable to expected synergies and the assembled workforce of Motors.co.uk. We generally do not expect goodwill to be deductible for income tax purposes.

Our condensed consolidated financial statements include the operating results of Motors.co.uk from the date of acquisition. Separate post acquisition operating results and pro forma results of operations for this acquisition have not been presented as the effect of the acquisition is not material to our financial results.

Note 4 — Goodwill and Intangible Assets

Goodwill

The following table presents goodwill activity by reportable segment during the three months ended March 31, 2019 (in millions):

	December 31, 2018	Goodwill Acquired	Adjustments	March 31, 2019
Marketplace	$4,594	$—	$(12)	$4,582
StubHub	227	—	(2)	225
Classifieds	339	65	(3)	401
Total	$5,160	$65	$(17)	$5,208

The adjustments to goodwill during the three months ended March 31, 2019 were primarily due to foreign currency translation.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets

The components of identifiable intangible assets as of March 31, 2019 and December 31, 2018 are as follows (in millions, except years):

	March 31, 2019				December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Intangible assets:
Customer lists and user base	$537	$(452)	$85	5	$519	$(445)	$74	5
Marketing related	584	(575)	9	5	584	(578)	6	5
Developed technologies	282	(271)	11	3	278	(269)	9	3
All other	160	(157)	3	4	160	(157)	3	4
Total	$1,563	$(1,455)	$108		$1,541	$(1,449)	$92

Amortization expense for intangible assets was $15 million and $16 million for the three months ended March 31, 2019 and 2018, respectively.

Expected future intangible asset amortization as of March 31, 2019 is as follows (in millions):

Remaining 2019	$43
2020	44
2021	18
2022	2
2023	1
Total	$108

Note 5 — Segments

In the first quarter of 2019, we announced several organizational changes, including bringing our Marketplace geographic regions together under one global leadership team. We changed from one reportable segment to three reportable segments to reflect the way management and our chief operating decision maker (“CODM”) review and assess performance of the business. Our three reportable segments are Marketplace, StubHub and Classifieds. Marketplace includes our online marketplace located at www.ebay.com, its localized counterparts and the eBay suite of mobile apps. StubHub includes our online ticket platform located at www.stubhub.com, its localized counterparts and the StubHub mobile apps. Classifieds includes a collection of brands such as mobile.de, Kijiji, Gumtree, Marktplaats, eBay Kleinanzeigen and others. The accounting policies of our segments are the same as those described in Note 1. The Company and Summary of Significant Accounting Policies. Prior period segment information has been reclassified to conform to the current period segment presentation.

Our reportable segments reflect the way management and our chief operating decision maker (“CODM”) review and assess performance of the business. Our CODM reviews revenue and operating income (loss) for each reportable segment. Our CODM does not evaluate reportable segments using asset information. Corporate and other costs includes: (i) corporate management costs, such as human resources, finance and legal, that are not allocated to our segments; (ii) amortization of intangible assets; (iii) restructuring charges; (iv) stock-based compensation; and (v) results of operations of various initiatives that support all of our reportable segments.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment net revenue and operating income for the three months ended March 31, 2019 and 2018 were as follows (in millions):

	Three Months Ended March 31,
	2019	2018
Net Revenues
Marketplace
Net transaction revenues	$1,885	$1,792
Marketing services and other revenues	277	310
Total Marketplace	2,162	2,102

StubHub
Net transaction revenues	223	231
Marketing services and other revenues	7	1
Total StubHub	230	232

Classifieds (1)	256	246

Elimination of inter-segment net revenue (2)	(5)	—
Total consolidated net revenue	$2,643	$2,580

Operating income (loss)
Marketplace	$772	$688
StubHub	26	31
Classifieds	92	87
Corporate and other costs	(281)	(227)
Total operating income	609	579
Interest and other, net	64	(32)
Income before income taxes	$673	$547

(1)	Classifieds net revenues consists entirely of marketing services and other revenue.

(2)	Represents revenue generated between our reportable segments.

The following table summarizes the allocation of net revenues based on geography for the three months ended March 31, 2019 and 2018 (in millions):

	Three Months Ended March 31,
	2019	2018
U.S.	$1,058	$1,074
Germany	384	392
United Kingdom	356	356
South Korea	298	283
Rest of world	547	475
Total net revenues	$2,643	$2,580

Net revenues, inclusive of the effects of foreign exchange during each period, are attributed to U.S. and international geographies primarily based upon the country in which the seller, platform that displays advertising, other service provider or customer, as the case may be, is located.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6 — Investments

The following tables summarize the unrealized gains and losses and estimated fair value of our investments classified as available-for-sale as of March 31, 2019 and December 31, 2018 (in millions):

	March 31, 2019
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Restricted cash	$17	$—	$—	$17
Corporate debt securities	2,733	1	(5)	2,729
	$2,750	$1	$(5)	$2,746
Long-term investments:
Corporate debt securities	2,827	3	(15)	2,815
	$2,827	$3	$(15)	$2,815

	December 31, 2018
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Restricted cash	$17	$—	$—	$17
Corporate debt securities	2,615	—	(9)	2,606
Government and agency securities	90	—	—	90
	$2,722	$—	$(9)	$2,713
Long-term investments:
Corporate debt securities	3,682	1	(48)	3,635
	$3,682	$1	$(48)	$3,635

Investment securities in a continuous loss position for less than 12 months had an estimated fair value of $1.3 billion and an immaterial amount of unrealized losses of as of March 31, 2019, and an estimated fair value of $2.9 billion and an immaterial amount of unrealized losses as of December 31, 2018. Investment securities in a continuous loss position for greater than 12 months had an estimated fair value of $2.6 billion and an immaterial amount of unrealized losses as of March 31, 2019 and an estimated fair value of $2.7 billion and unrealized losses of $41 million as of December 31, 2018. Refer to “Note 16 - Accumulated Other Comprehensive Income” for amounts reclassified to earnings from unrealized gains and losses.

The estimated fair values of our short-term and long-term investments classified as available-for-sale by date of contractual maturity as of March 31, 2019 are as follows (in millions):

March 31, 2019
One year or less (including restricted cash of $17)	$2,746
One year through two years	1,597
Two years through three years	792
Three years through four years	426
$5,561

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity investments

Our equity investments are reported in long-term investments on our condensed consolidated balance sheet. The following table provides a summary of our equity investments as of March 31, 2019 and December 31, 2018 (in millions):

	March 31, 2019	December 31, 2018
Equity investments without readily determinable fair values	$137	$137
Equity investments under the equity method of accounting	17	6
Total equity investments	$154	$143

The following table summarizes the change in total carrying value during the three months ended March 31, 2019 and 2018 related to equity investments without readily determinable fair values still held at March 31, 2019 and 2018 (in millions):

	Three Months Ended March 31,
	2019	2018
Carrying value, beginning of period	$137	$872
Foreign currency translation and other	—	18
Carrying value, end of period	$137	$890

For such equity investments without readily determinable fair values still held at March 31, 2019, cumulative downward adjustments for price changes and impairment was $81 million. There have been no upward adjustments for price changes to our equity investments without readily determinable fair values still held at March 31, 2019.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash Flow Hedges

For derivative instruments that are designated as cash flow hedges, the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (“AOCI”) and subsequently reclassified into earnings in the same period the forecasted hedged transaction affects earnings. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Unrealized gains and losses in AOCI associated with such derivative instruments are immediately reclassified into earnings. As of March 31, 2019, we have estimated that approximately $29 million of net derivative gain related to our cash flow hedges included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Derivative Contracts

The fair values of our outstanding derivative instruments as of March 31, 2019 and December 31, 2018 were as follows (in millions):

	Balance Sheet Location	March 31, 2019	December 31, 2018
Derivative Assets:
Foreign exchange contracts designated as cash flow hedges	Other Current Assets	$37	$72
Foreign exchange contracts designated as net investment hedges	Other Current Assets	5	—
Foreign exchange contracts not designated as hedging instruments	Other Current Assets	16	38
Warrant	Other Assets	261	148
Foreign exchange contracts designated as cash flow hedges	Other Assets	8	4
Interest rate contracts designated as fair value hedges	Other Assets	7	—
Total derivative assets		$334	$262

Derivative Liabilities:
Foreign exchange contracts designated as cash flow hedges	Other Current Liabilities	$1	$—
Foreign exchange contracts designated as net investment hedges	Other Current Liabilities	—	1
Interest rate contracts designated as fair value hedges	Other Current Liabilities	4	7
Foreign exchange contracts not designated as hedging instruments	Other Current Liabilities	17	30
Interest rate contracts designated as fair value hedges	Other Liabilities	5	10
Total derivative liabilities		$27	$48

Total fair value of derivative instruments		$307	$214

Under the master netting agreements with the respective counterparties to our derivative contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis on our condensed consolidated balance sheet. As of March 31, 2019, the potential effect of rights of set-off associated with the foreign exchange contracts would be an offset to both assets and liabilities by $17 million, resulting in net derivative assets of $49 million and net derivative liabilities of $1 million.

Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following tables present the activity of derivative instruments designated as cash flow hedges as of March 31, 2019 and December 31, 2018, and the impact of these derivative contracts on AOCI for the three months ended March 31, 2019 and 2018 (in millions):

	December 31, 2018	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Amount of Gain (Loss) Reclassified From AOCI to Earnings	March 31, 2019
Foreign exchange contracts designated as cash flow hedges	$68	$(21)	$20	$27

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2017	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Amount of Gain (Loss) Reclassified From AOCI to Earnings	March 31, 2018
Foreign exchange contracts designated as cash flow hedges	$(57)	$(57)	$(28)	$(86)

Effect of Derivative Contracts on Condensed Consolidated Statement of Income

The following table provides a summary of the total gain (loss) recognized in the condensed consolidated statement of income from our foreign exchange derivative contracts by location (in millions):

	Three Months Ended March 31,
	2019	2018
Foreign exchange contracts designated as cash flow hedges recognized in net revenues	$20	$(28)
Foreign exchange contracts not designated as hedging instruments recognized in interest and other, net	(5)	(2)
Total gain (loss) recognized from foreign exchange derivative contracts in the condensed consolidated statement of income	$15	$(30)

The following table provides a summary of the total gain (loss) recognized in the condensed consolidated statement of income from our interest rate derivative contracts by location (in millions):

	Three Months Ended March 31,
	2019	2018
Gain (loss) from interest rate contracts designated as fair value hedges recognized in interest and other, net	$15	$(30)
Gain (loss) from hedged items attributable to hedged risk recognized in interest and other, net	(15)	30
Total gain (loss) recognized from interest rate derivative contracts in the condensed consolidated statement of income	$—	$—

The following table provides a summary of the total gain recognized in the condensed consolidated statement of income due to changes in the fair value of the warrant (in millions):

	Three Months Ended March 31,
	2019	2018
Gain attributable to changes in the fair value of warrant recognized in interest and other, net	$113	$—

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notional Amounts of Derivative Contracts

Derivative transactions are measured in terms of the notional amount, but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. The notional amount is generally not exchanged, but is used only as the basis on which the value of foreign exchange payments under these contracts are determined. The following table provides the notional amounts of our outstanding derivatives as of March 31, 2019 and December 31, 2018 (in millions):

	March 31, 2019	December 31, 2018
Foreign exchange contracts designated as cash flow hedges	$1,678	$1,510
Foreign exchange contracts designated as net investment hedges	300	804
Foreign exchange contracts not designated as hedging instruments	2,698	3,517
Interest rate contracts designated as fair value hedges	2,400	2,400
Total	$7,076	$8,231

Credit Risk

Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the arrangement. We seek to mitigate such risk by limiting our counterparties to, and by spreading the risk across, major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis. To further limit credit risk, we also enter into collateral security arrangements related to certain interest rate derivative instruments whereby collateral is posted between counterparties if the fair value of the derivative instrument exceeds certain thresholds. Additional collateral would be required in the event of a significant credit downgrade by either party. We are not required to pledge, nor are we entitled to receive, collateral related to our foreign exchange derivative transactions. As of March 31, 2019, we had neither pledged nor received collateral related to our interest rate derivative transactions.

Note 8 — Fair Value Measurement of Assets and Liabilities

The following tables present our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 (in millions):

	March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$1,695	$1,630	$65	$—
Short-term investments:
Restricted cash	17	17	—	—
Corporate debt securities	2,729	—	2,729	—
Total short-term investments	2,746	17	2,729	—
Derivatives	334	—	73	261
Long-term investments:
Corporate debt securities	2,815	—	2,815	—
Total long-term investments	2,815	—	2,815	—
Total financial assets	$7,590	$1,647	$5,682	$261

Liabilities:
Derivatives	$27	$—	$27	$—

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$2,202	$2,052	$150	$—
Short-term investments:
Restricted cash	17	17	—	—
Corporate debt securities	2,606	—	2,606	—
Government and agency securities	90	—	90	—
Total short-term investments	2,713	17	2,696	—
Derivatives	262	—	114	148
Long-term investments:
Corporate debt securities	3,635	—	3,635	—
Total long-term investments	3,635	—	3,635	—
Total financial assets	$8,812	$2,069	$6,595	$148

Liabilities:
Derivatives	$48	$—	$48	$—

Our financial assets and liabilities are valued using market prices on both active markets (Level 1), less active markets (Level 2) and little or no market activity (Level 3). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. Level 3 instrument valuations typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability. We did not have any transfers of financial instruments between valuation levels during the three months ended March 31, 2019.

The majority of our derivative instruments are valued using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as equity prices, interest rate yield curves, option volatility and currency rates. Our warrant, which is accounted for as a derivative instrument, is valued using a Black-Scholes model. Key assumptions used in the valuation include risk-free interest rates; the service provider’s common stock price, equity volatility and common stock outstanding; exercise price; and details specific to the warrant. The value is also probability adjusted for management assumptions with respect to meeting the processing volume milestone targets. These assumptions and the probability of meeting processing volume milestone targets may have a significant impact on the value of the warrant. Refer to “Note 7 - Derivative Instruments” for further details on our derivative instruments.

Other financial instruments, including accounts receivable and accounts payable, are carried at cost, which approximates their fair value because of the short-term nature of these instruments.

The following table presents a reconciliation of the opening to closing balance of assets measured using significant unobservable inputs (Level 3) as of March 31, 2019 (in millions):

March 31, 2019
Opening balance as of January 1, 2019	$148
Change in fair value	113
Closing balance as of March 31, 2019	$261

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9 — Debt

The following table summarizes the carrying value of our outstanding debt (in millions, except percentages):

	Coupon	As of	Effective	As of	Effective
	Rate	March 31, 2019	Interest Rate	December 31, 2018	Interest Rate
Long-Term Debt
Floating Rate Notes:
Senior notes due 2019	LIBOR plus 0.48%	$400	3.319%	$400	3.123%
Senior notes due 2023	LIBOR plus 0.87%	400	3.730%	400	3.499%

Fixed Rate Notes:
Senior notes due 2019	2.200%	1,150	2.346%	1,150	2.346%
Senior notes due 2020	3.250%	500	3.389%	500	3.389%
Senior notes due 2020	2.150%	500	2.344%	500	2.344%
Senior notes due 2021	2.875%	750	2.993%	750	2.993%
Senior notes due 2022	3.800%	750	3.989%	750	3.989%
Senior notes due 2022	2.600%	1,000	2.678%	1,000	2.678%
Senior notes due 2023	2.750%	750	2.866%	750	2.866%
Senior notes due 2024	3.450%	750	3.531%	750	3.531%
Senior notes due 2027	3.600%	850	3.689%	850	3.689%
Senior notes due 2042	4.000%	750	4.114%	750	4.114%
Senior notes due 2056	6.000%	750	6.547%	750	6.547%
Total senior notes		9,300		9,300
Hedge accounting fair value adjustments		2		(10)
Unamortized discount and debt issuance costs		(52)		(55)
Less: Current portion of long-term debt		(1,550)		(1,550)
Total long-term debt		7,700		7,685

Short-Term Debt
Current portion of long-term debt		1,550		1,550
Hedge accounting fair value adjustments		(4)		(7)
Unamortized discount and debt issuance costs		(1)		(1)
Other short-term borrowings		5		4
Total short-term debt		1,550		1,546
Total Debt		$9,250		$9,231

Senior Notes

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

The effective interest rates for our senior notes include the interest payable, the amortization of debt issuance costs and the amortization of any original issue discount on these senior notes. Interest on these senior notes is payable either quarterly or semiannually. Interest expense associated with these senior notes, including amortization of debt issuance costs, was approximately $80 million and $81 million during the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019 and December 31, 2018, the estimated fair value of these senior notes, using Level 2 inputs, was approximately $9.2 billion and $9.0 billion, respectively.

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. As of March 31, 2019, there were no commercial paper notes outstanding.

Credit Agreement

As of March 31, 2019, no borrowings were outstanding under our $2 billion credit agreement. However, as described above, we have an up to $1.5 billion commercial paper program and therefore maintain $1.5 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due. As a result, $500 million of borrowing capacity was available as of March 31, 2019 for other purposes permitted by the credit agreement. The credit agreement includes customary representations, warranties, affirmative and negative covenants, including financial covenants, events of default and indemnification provisions in favor of the banks. The negative covenants include restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case, subject to certain exceptions. The financial covenants require us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio. The events of default include the occurrence of a change of control (as defined in the credit agreement) with respect to us.

We were in compliance with all covenants in our outstanding debt instruments during the three months ended March 31, 2019.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10 — Leases

We have operating leases for office space, data and fulfillment centers, and other corporate assets that we utilize under lease arrangements.

The following table provides a summary of leases by balance sheet location as of March 31, 2019 (in millions):

		As of
	Balance Sheet Location	March 31, 2019
Assets
Operating	Operating lease right-of-use assets	$696
Total leased assets		$696

Liabilities
Operating - current	Accrued expenses and other current liabilities	$169
Operating - noncurrent	Operating lease liabilities	547
Total lease liabilities		$716

The components of lease expense for the three months ended March 31, 2019 were as follows (in millions):

Lease Costs	Statement of Income Location	Three Months Ended March 31, 2019
Operating lease cost (1)	Cost of net revenues, Sales and marketing, Product development and General and administrative expenses	$52
Total lease cost		$52

(1)	Includes variable lease payments and sublease income that were immaterial during the three months ended March 31, 2019.

Maturity of lease liabilities under our non-cancelable operating leases as of March 31, 2019 are as follows (in millions):

Operating
Remaining 2019	$149
2020	157
2021	146
2022	131
2023	89
Thereafter	119
Total lease payments	791
Less interest	(75)
Present value of lease liabilities	$716

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum rental payments under our non-cancelable operating leases as of December 31, 2018 were as follows (in millions):

Leases (1)
2019	$136
2020	104
2021	91
2022	76
2023	51
Thereafter	119
Total minimum lease payments	$577

(1)	Amounts are based on ASC 840, Leases that was superseded upon our adoption of ASC 842, Leases on January 1, 2019.

Following table provides a summary of our lease terms and discount rates for the three months ended March 31, 2019:

Three Months Ended March 31, 2019
Weighted Average Remaining Lease Term
Operating leases	5.14 years

Weighted Average Discount Rate
Operating leases	3.50%

Supplemental information related to our leases for the three months ended March 31, 2019 is as follows (in millions):

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$50

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$18

Note 11 – Balance Sheet Components

Contract Balances

Accounts receivable represents amounts invoiced and revenue recognized prior to invoicing when we have satisfied our performance obligation and have the unconditional right to payment. The allowance for doubtful accounts and authorized credits is estimated based upon our assessment of various factors including historical experience, the age of the accounts receivable balances, current economic conditions and other factors that may affect our customers’ ability to pay. The allowance for doubtful accounts and authorized credits was $113 million and $106 million as of March 31, 2019 and December 31, 2018, respectively.
Deferred revenue consists of fees received related to unsatisfied performance obligations at the end of the period. Due to the generally short-term duration of contracts, the majority of the performance obligations are satisfied in the following reporting period. The amount of revenue recognized for the three month period ended March 31, 2019 that was included in the deferred revenue balance at the beginning of the period was $86 million. The amount of revenue recognized for the three month period ended March 31, 2018 that was included in the deferred revenue balance at the beginning of the period was $86 million.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12 — Commitments and Contingencies

Off-Balance Sheet Arrangements

As of March 31, 2019, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

We have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under the arrangement. As of March 31, 2019, we had a total of $3.2 billion in aggregate cash deposits, partially offset by $3.1 billion in cash withdrawals, held within the financial institution under the cash pooling arrangement.

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

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable were not material for the three months ended March 31, 2019. Except as otherwise noted for the proceedings described in this Note 12, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to significant uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material. Legal fees are expensed as incurred.

General Matters

Third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We are subject to patent disputes, and expect that we could be subject to additional patent infringement claims involving various aspects of our business as our products and services continue to expand in scope and complexity. Such claims may be brought directly or indirectly against us and/or against our customers (who may be entitled to contractual indemnification under their contracts with us), and we are subject to increased exposure to such claims as a result of our acquisitions and divestitures and in cases where we are entering new lines of business. We have in the past been forced to litigate such claims. We may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act, the Lanham Act and the Communications Decency Act are interpreted by the courts, and as we expand the scope of our business (both in terms of the range of products and services that we offer and our geographical operations) and become subject to laws in jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves are either unclear or less favorable.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In the ordinary course of business, we have included limited indemnification provisions in certain of our agreements with parties with which we have commercial relations, including our standard marketing, promotions and application programming interface license agreements. Under these contracts, we generally indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with claims by a third party with respect to our domain names, trademarks, logos and other branding elements to the extent that such marks are applicable to our performance under the subject agreement. In certain cases, we have agreed to provide indemnification for intellectual property infringement. It is not possible to determine the maximum potential loss under these indemnification provisions due to our limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, losses recorded in our condensed consolidated statement of income in connection with our indemnification provisions have not been significant, either individually or collectively.

Note 13 — Stockholders’ Equity

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2018, our Board authorized a $6.0 billion stock repurchase program and in January 2019, our Board authorized an additional $4.0 billion stock repurchase program. These stock repurchase programs have no expiration from the date of authorization. The stock repurchase activity under our stock repurchase programs during the three months ended March 31, 2019 is summarized as follows (in millions, except per share amounts):

	Shares Repurchased (1)	Average Price per Share (2)	Value of Shares Repurchased (2)	Remaining Amount Authorized
Balance as of January 1, 2019				$3,151
Authorization of additional plan in January 2019				4,000
Repurchase of shares of common stock	42	$35.90	$1,500	(1,500)
Balance as of March 31, 2019				$5,651

(1)	These repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. None of the repurchased shares of common stock have been retired.

(2)	Excludes broker commissions.

Dividends

The company paid a total of $125 million in cash dividends during the three months ended March 31, 2019. In April 2019, our Board of Directors declared a cash dividend of $0.14 per share of common stock to be paid on June 20, 2019 to shareholders of record as of June 1, 2019.

Note 14 — Employee Benefit Plans

Restricted Stock Unit Activity

The following table presents restricted stock unit (“RSU”) activity (including performance-based RSUs that have been earned) under our equity incentive plans as of and for the three months ended March 31, 2019 (in millions):

Units
Outstanding as of January 1, 2019	34
Awarded	1
Vested	(4)
Forfeited	(3)
Outstanding as of March 31, 2019	28

The weighted average grant date fair value for RSUs awarded during the three months ended March 31, 2019 was $34.78 per share.

Stock-Based Compensation Expense

The impact on our results of operations of recording stock-based compensation expense for the three months ended March 31, 2019 and 2018 was as follows (in millions):

	Three Months Ended March 31,
	2019	2018
Cost of net revenues	$14	$13
Sales and marketing	23	25
Product development	45	45
General and administrative	39	37
Total stock-based compensation expense	$121	$120
Capitalized in product development	$3	$3

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15 — Income Taxes

We are subject to both direct and indirect taxation in the U.S. and various states and foreign jurisdictions. We are under examination by certain tax authorities for the 2008 to 2016 tax years. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these or other examinations. The material jurisdictions where we are subject to potential examination by tax authorities for tax years after 2007 include, among others, the U.S. (Federal and California), Germany, Korea, Israel, Switzerland and the United Kingdom.

Although the timing of the resolution and/or closure of audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. Given the number of years remaining subject to examination and the number of matters being examined, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits. We do expect the gross amount of unrecognized tax benefits to be reduced within the next twelve months by at least $191 million.

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion invalidating the regulations relating to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was issued by the Tax Court in December 2015. The IRS appealed the decision in June 2016. On July 24, 2018, the Ninth Circuit Federal Court issued a decision that was subsequently withdrawn and a reconstituted panel has conferred on the appeal. No decision had been made at the time of the release of these financial statements. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits or obligations, and the risk of the Tax Court’s decision being overturned upon appeal, we have not recorded any benefit or expense as of March 31, 2019. We will continue to monitor ongoing developments and potential impacts to our consolidated financial statements.

Note 16 — Accumulated Other Comprehensive Income

The following tables summarize the changes in AOCI for the three months ended March 31, 2019 and 2018 (in millions):

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2018	$68	$(56)	$462	$24	$498
Other comprehensive income (loss) before reclassifications	(21)	40	(32)	(5)	(18)
Less: Amount of gain (loss) reclassified from AOCI	20	—	—	(4)	16
Net current period other comprehensive income (loss)	(41)	40	(32)	(1)	(34)
Balance as of March 31, 2019	$27	$(16)	$430	$23	$464

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2017	$(57)	$(15)	$748	$41	$717
Other comprehensive income (loss) before reclassifications	(57)	(37)	132	22	60
Less: Amount of gain (loss) reclassified from AOCI	(28)	(1)	—	6	(23)
Net current period other comprehensive income (loss)	(29)	(36)	132	16	83
Balance as of March 31, 2018	$(86)	$(51)	$880	$57	$800

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a summary of reclassifications out of AOCI for the three months ended March 31, 2019 and 2018 (in millions):

Details about AOCI Components	Affected Line Item in the Statement of Income	Amount of Gain (Loss) Reclassified From AOCI
		Three Months Ended March 31,
		2019	2018
Gains (losses) on cash flow hedges - foreign exchange contracts	Net Revenues	$20	$(28)
	Total, from continuing operations before income taxes	20	(28)
	Provision for income taxes	(4)	6
	Total, net of income taxes	16	(22)

Unrealized gains (losses) on investments	Interest and other, net	—	(1)
	Total, net of income taxes	—	(1)

Total reclassifications for the period	Total, net of income taxes	$16	$(23)

Note 17 — Restructuring

The following table summarizes restructuring reserve activity during the three months ended March 31, 2019 (in millions):

Employee Severance and Benefits
Accrued liability as of January 1, 2019	$8
Charges	38
Payments	(29)
Accrued liability as of March 31, 2019	$17

In February 2019, management approved a plan to drive operational improvement that included the reduction of workforce, primarily in our Marketplace segment. We incurred pre-tax restructuring charges of approximately $38 million, which were primarily related to employee severance and benefits. The reduction was substantially completed in the first quarter of 2019. Restructuring charges are included in general and administrative expenses in the condensed consolidated statement of income.

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

OVERVIEW

Business

eBay Inc. is a global commerce leader, which includes our Marketplace, StubHub and Classifieds platforms. Founded in 1995 in San Jose, Calif., eBay is one of the world’s largest and most vibrant marketplaces for discovering great value and unique selection. Collectively, we connect millions of buyers and sellers around the world, empowering people and creating opportunity for all. Our technologies and services are designed to give buyers choice and a breadth of relevant inventory and to enable sellers worldwide to organize and offer their inventory for sale, virtually anytime and anywhere.

When we refer to “we,” “our,” “us” or “eBay” in this Quarterly Report on Form 10-Q, we mean the current Delaware corporation (eBay Inc.) and its consolidated subsidiaries, unless otherwise expressly stated or the context otherwise requires.

Presentation

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

Quarter Highlights

Net revenues increased 2% to $2.6 billion during the three months ended March 31, 2019 compared to the same period in 2018. FX-Neutral net revenue increased 4% during the three months ended March 31, 2019 compared to the same period in 2018. Operating margin increased to 23.0% for the three months ended March 31, 2019 compared to 22.5% for the same period in 2018. Diluted earnings per share increased to $0.57 during the three months ended March 31, 2019 compared to $0.40 in the same period in 2018.

We generated cash flow from continuing operating activities of $550 million during the three months ended March 31, 2019 compared to $495 million in the same period in 2018. During the three months ended March 31, 2019, we also completed the acquisition of the U.K.-based classifieds site, Motors.co.uk for $93 million in cash and paid $125 million in cash dividends.

In the first quarter of 2019, we announced several organizational changes, including bringing our Marketplace geographic regions together under one global leadership team. We changed from one reportable segment to three reportable segments to reflect the way management and our chief operating decision maker (“CODM”) review and assess performance of the business. Our three reportable segments are Marketplace, StubHub and Classifieds. Marketplace includes our online marketplace located at www.ebay.com, its localized counterparts and the eBay suite of mobile apps. StubHub includes our online ticket platform located at www.stubhub.com, its localized counterparts and the StubHub mobile apps. Classifieds includes a collection of brands such as Mobile.de, Kijiji, Gumtree, Marktplaats, eBay Kleinanzeigen and others. Prior period segment information has been reclassified to conform to the current period segment presentation. Refer to “Note 5 - Segments” for further information on our segments.

We also announced several new initiatives with the goal of positioning eBay for ongoing success and value creation. These initiatives include an operating review and the commencement of a strategic review of our portfolio of assets, including StubHub and Classifieds.

RESULTS OF OPERATIONS

Net Revenues

Seasonality

We expect transaction activity patterns on our platforms to mirror general consumer buying patterns and expect that these trends will continue. All of our segments have seasonal cadences that impact their revenues and margins. The following table sets forth sequential quarterly movements of our total net revenues for the periods presented (in millions, except percentages):

	Quarter Ended
	March 31	June 30	September 30	December 31
2017
Net revenues	$2,303	$2,419	$2,498	$2,707
% change from prior quarter	(7)%	5%	3%	8%
2018
Net revenues	$2,580	$2,640	$2,649	$2,877
% change from prior quarter	(5)%	2%	0%	9%
2019
Net revenues	$2,643
% change from prior quarter	(8)%

Net Revenues by Geography

Revenues are attributed to U.S. and international geographies primarily based upon the country in which the seller, platform that displays advertising, other service provider or customer, as the case may be, is located. The following table presents net revenues by geography for the periods presented (in millions, except percentages):

	Three Months Ended March 31,		% Change
	2019	2018	As Reported
U.S.	$1,058	$1,074	(2)%
Percentage of net revenues	40%	42%

International	1,585	1,506	5%
Percentage of net revenues	60%	58%

Total net revenues	$2,643	$2,580	2%

Our commerce platforms operate globally, resulting in certain revenues that are denominated in foreign currencies, including the euro, British pound, Korean won and Australian dollar. In addition, as shown in the table above, we generate a majority of our net revenues internationally. Because of these factors, we are subject to the risks related to doing business in foreign countries as discussed under “Part II - Item 1A: Risk Factors.”

Net revenues included $20 million of hedging gains during the three months ended March 31, 2019 as compared to $28 million of hedging losses during the same period in 2018. The hedging activity in net revenues specifically relates to hedges of net transaction revenues generated by our Marketplace segment. Foreign currency movements relative to the U.S. dollar had an unfavorable impact of $68 million on net revenues during the three months ended March 31, 2019 compared to a favorable impact of $109 million during the same period in 2018. The effect of foreign currency exchange rate movements during the three months ended March 31, 2019 compared to the same period in 2018 was primarily attributable to the strengthening of the U.S. dollar against the euro, British pound and Korean won.

Net Revenues by Type and Segment

We generate two types of net revenues:

Net transaction revenues primarily include final value fees, feature fees, including fees to promote listings, and listing fees from sellers on our Marketplace platforms and final value fees from sellers and buyers on our StubHub platforms. Our net transaction revenues also include store subscription and other fees often from large enterprise sellers. Our net transaction revenues are reduced by incentives, including discounts, coupons and rewards, provided to our customers.

Marketing services and other ("MS&O") revenues consist of Marketplace, StubHub and Classifieds revenues principally from the sale of advertisements, classifieds fees, revenue sharing arrangements and first party inventory programs.

The following table presents type of net revenues by segment for the periods presented (in millions, except percentages):

	Three Months Ended March 31,
	2019	2018	% Change
Net transaction revenues:
Marketplace	$1,885	$1,792	5%
StubHub	223	231	(3)%
Total	2,108	2,023	4%
Marketing services and other revenues:
Marketplace	277	310	(11)%
Classifieds	256	246	4%
StubHub	7	1	**
Elimination of inter-segment net revenues	(5)	—	**
Total	535	557	(4)%
Total net revenues	$2,643	$2,580	2%

** Not meaningful

Net Transaction Revenues

Key Operating Metrics

Gross Merchandise Volume (“GMV”) and take rate are significant factors that we believe affect our net transaction revenues.

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

Take rate is defined as net transaction revenues divided by GMV.

The following table presents GMV and take rate by segment for the periods presented (in millions, except percentages):

	Three Months Ended March 31,
	2019	2018	Change
GMV:
Marketplace	$21,571	$22,547	(4)%
StubHub	1,018	1,044	(3)%
Total	$22,589	$23,591	(4)%

Transaction take rate:
Marketplace	8.74%	7.95%	0.79%
StubHub	21.97%	22.08%	(0.11)%
Total	9.33%	8.57%	0.76%

Marketplace Net Transaction Revenues

	Three Months Ended March 31,		Change
	2019	2018	As Reported	FX-Neutral
	(In millions, except percentages)
Marketplace net transaction revenues (1)	$1,885	$1,792	5%	6%

Supplemental data:
Marketplace GMV	$21,571	$22,547	(4)%	(1)%
Marketplace take rate	8.74%	7.95%	0.79%

(1)	Marketplace net transaction revenues were net of $20 million and $28 million hedging activity during the three months ended March 31, 2019 and 2018, respectively.

The increase in Marketplace net transaction revenues during the three months ended March 31, 2019 compared to the same period in 2018 was primarily due to growth in promoted listing fees, higher take rate and our acquisition of Giosis in the second quarter of 2018. Marketplace transaction take rate was higher during the three months ended March 31, 2019 compared to the same period in 2018, primarily due to category mix, growth in promoted listing fees, which along with final value fees are calculated as a percentage of an items sale price, and a decrease in seller incentives, which are accounted for as a reduction of Marketplace net transaction revenues. Marketplace net transaction revenues increased during the three months ended March 31, 2019 compared to the same period in 2018, despite the decrease in Marketplace GMV for the same period due to take rate considerations discussed above. We expect that the divergence between Marketplace net transaction revenues and Marketplace GMV to continue throughout 2019.

StubHub Net Transaction Revenues

	Three Months Ended March 31,		Change
	2019	2018	As Reported	FX-Neutral
	(In millions, except percentages)
StubHub net transaction revenues	$223	$231	(3)%	(3)%

Supplemental data:
StubHub GMV	$1,018	$1,044	(3)%	(2)%
StubHub take rate	21.97%	22.08%	(0.11)%

The decrease in StubHub net transaction revenues during the three months ended March 31, 2019 compared to the same period in 2018 was primarily driven by a decrease in the GMV of sporting events. The decrease in StubHub transaction take rate during the three months ended March 31, 2019 compared to the same period in 2018 was primarily due to an increase in buyer incentives, which are accounted for as a reduction of StubHub net transaction revenues, partially offset by pricing changes on the platform.

Marketing Services and Other Revenues

	Three Months Ended March 31,		% Change
	2019	2018	As Reported	FX-Neutral
	(In millions, except percentages)
Marketplace	$277	$310	(11)%	(8)%
Classifieds	256	246	4%	12%
StubHub	7	1	**	**
Elimination of inter-segment net revenues	(5)	—	**	**
Total MS&O revenues	$535	$557	(4)%	1%

Marketplace MS&O Revenues

The decrease in Marketplace MS&O revenues during the three months ended March 31, 2019 compared to the same period in 2018 was primarily due to a decrease in advertising revenues that was driven by our ongoing shift to promoted listing fees, which are recognized in net transaction revenues.

Classifieds MS&O Revenues

The increase in Classifieds MS&O revenues during the three months ended March 31, 2019 compared to the same period in 2018 was primarily driven by increased revenues from our Classifieds horizontal and vertical motors platforms primarily in Germany.

StubHub MS&O Revenues

The increase in StubHub MS&O revenues during the three months ended March 31, 2019 compared to the same period in 2018 was primarily related to growth in revenues from first party inventory sales.

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

	Three Months Ended March 31,
	2019	2018	% Change
Cost of net revenues	$601	$559	8%
Percentage of net revenues	22.8%	21.7%

Cost of net revenues, net of immaterial hedging activities, was favorably impacted by $15 million attributable to foreign currency movements relative to the U.S. dollar during the three months ended March 31, 2019 compared to the same period in 2018.

The increase in cost of net revenues during the three months ended March 31, 2019 compared to the same period in 2018 was primarily due to an increase in site operations and payment processing as we continue to increase investments in these areas.

Operating Expenses

The following table presents operating expenses (in millions, except percentages):

	Three Months Ended March 31,
	2019	2018	% Change
Sales and marketing	$742	$756	(2)%
Percentage of net revenues	28%	29%
Product development	297	334	(11)%
Percentage of net revenues	11%	13%
General and administrative	309	270	15%
Percentage of net revenues	12%	10%
Provision for transaction losses	72	72	—%
Percentage of net revenues	3%	3%
Amortization of acquired intangible assets	13	10	31%
Total operating expenses	$1,433	$1,442	(1)%

Foreign currency movements relative to the U.S. dollar had a favorable impact of $36 million on operating expenses during the three months ended March 31, 2019 compared to the same period in 2018. There was no hedging activity within operating expenses during the three months ended March 31, 2019.

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

The decrease in sales and marketing expense during the three months ended March 31, 2019 compared to the same period in 2018 was primarily due a favorable impact from foreign currency movements relative to the U.S. dollar and a decrease in employee-related cost, partially offset by user coupons and rewards largely driven by our Japan platform acquired in the second quarter of 2018.

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

The decrease in product development expenses during the three months ended March 31, 2019 compared to the same period in 2018 was primarily due to decreases in employee-related costs and depreciation on equipment.

Capitalized internal use and platform development costs were $38 million in the three months ended March 31, 2019 compared to $37 million for the same period in 2018. These costs are primarily reflected as a cost of net revenues when amortized in future periods.

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

The increase in general and administrative expenses during the three months ended March 31, 2019 compared to the same period in 2018 was primarily due to restructuring costs related to our global workforce reduction. For additional details related to the restructuring, refer to “Note 17 – Restructuring” to the condensed consolidated financial statements included in this report.

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

The change in provision for transaction losses was not significant during the three months ended March 31, 2019 compared to the same period in 2018.

Income from Operations

	Three Months Ended March 31,
	2019	2018	% Change
Income from operations	$609	$579	5%
Operating margin	23.0%	22.5%

The increase in income from operations during the three months ended March 31, 2019 compared to the same period in 2018 was primarily due to an increase in income from our Marketplace segment, partially offset by an increase in corporate and other costs, largely related to restructuring and employee compensation. The increase in income from our Marketplace segment was primarily due to a decrease in Marketplace’s operating expenses that was largely attributable to a decrease in employee-related costs. Income from our StubHub and Classifieds segments was not a significant contributor to the increase in total income from operations during the three months ended March 31, 2019 as compared to the same period in 2018.

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

	Three Months Ended March 31,
	2019	2018	% Change
Total interest and other, net	$64	$(32)	**
Percentage of net revenues	2%	(1)%

The increase in interest and other, net during the three months ended March 31, 2019 compared to the same period in 2018 was primarily attributable to the $113 million gain recognized due to the change in fair value of the warrant.

Income Tax Provision

The following table presents provision for income taxes (in millions, except percentages):

	Three Months Ended March 31,
	2019	2018
Income tax provision	$152	$140
Effective tax rate	22.6%	25.6%

The decrease in our effective tax rate for the three months ended March 31, 2019 compared to the same period in 2018 was primarily related to the impact of a favorable tax ruling received in October 2018 and the remeasurement of our deferred taxes associated with the U.S. minimum tax on foreign earnings, partially offset by a lower tax benefit from stock-based compensation.

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

The following tables set forth a reconciliation of FX-Neutral GMV and FX-Neutral net revenues (each as defined below) to our reported GMV and net revenues for the periods presented (in millions, except percentages):

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	As Reported	Exchange Rate Effect(1)(3)	FX-Neutral(2)	As Reported	As Reported % Change	FX-Neutral % Change
GMV:
Marketplace	$21,571	$(783)	$22,354	$22,547	(4)%	(1)%
StubHub	1,018	(4)	1,022	1,044	(3)%	(2)%
Total GMV	$22,589	$(787)	$23,376	$23,591	(4)%	(1)%

Net Revenues
Net transaction revenues:
Marketplace	$1,885	$(39)	$1,924	$1,792	5%	6%
StubHub	223	(2)	225	231	(3)%	(3)%
Total	2,108	(41)	2,149	2,023	4%	5%
Marketing services and other revenues:
Marketplace	277	(8)	285	310	(11)%	(8)%
Classifieds	256	(19)	275	246	4%	12%
StubHub	7	—	7	1	**	**
Elimination of inter-segment net revenue	(5)	—	(5)	—	**	**
Total	535	(27)	562	557	(4)%	1%
Total net revenues	$2,643	$(68)	$2,711	$2,580	2%	4%

(1)
We define exchange rate effect as the year-over-year impact of foreign currency movements using prior period foreign currency rates applied to current year transactional currency amounts excluding hedging activity.

(2)	We define FX-Neutral GMV as GMV minus the exchange rate effect. We define the non-GAAP financial measures of FX-Neutral net revenues as net revenues minus the exchange rate effect.

(3)	Marketplace exchange rate effect was net of $20 million and $28 million of hedging activity during the three months ended March 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

Cash Flows

	Three Months Ended March 31,
	2019	2018
	(In millions)
Net cash provided by (used in):
Operating activities	$550	$495
Investing activities	558	1,698
Financing activities	(1,605)	(1,825)
Effect of exchange rates on cash, cash equivalents and restricted cash	(10)	38
Net increase (decrease) in cash, cash equivalents and restricted cash	$(507)	$406

Operating Activities

Cash provided by operating activities of $550 million in the three months ended March 31, 2019 was primarily attributable to net income of $518 million with adjustments of $169 million in depreciation and amortization, $121 million in stock-based compensation, $72 million in provision for transaction losses, $36 million for deferred income taxes, partially offset by a decrease of $257 million in changes in assets and liabilities, net of acquisition effects, and an adjustment to net income of $113 million for changes in the fair value of the warrant.

Investing Activities

Cash provided by investing activities of $558 million in the three months ended March 31, 2019 was primarily attributable to proceeds of $12.7 billion from the maturities and sales of investments, partially offset by cash paid for investments of $11.9 billion, property and equipment of $182 million and acquisitions of $93 million.

Financing Activities

Cash used in financing activities of $1.6 billion in the three months ended March 31, 2019 was primarily attributable to cash paid to repurchase $1.4 billion of common stock and pay $125 million of cash dividends.

The negative effect of exchange rate movements on cash, cash equivalents and restricted cash was due to the strengthening of the U.S. dollar against other currencies, primarily the Korean won and euro during the three months ended March 31, 2019 compared to the 2018 year-end rate.

Stock Repurchases

In January 2018, our Board authorized a $6.0 billion stock repurchase program and in January 2019, our Board authorized an additional $4.0 billion stock repurchase program. These stock repurchase programs have no expiration from the date of authorization. Our stock repurchase programs are intended to programmatically offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, to make opportunistic and programmatic repurchases of our common stock to reduce our outstanding share count. Any share repurchases under our stock repurchase programs may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives.

During the three months ended March 31, 2019, we repurchased approximately $1.5 billion of our common stock under our stock repurchase programs. As of March 31, 2019, a total of approximately $5.7 billion remained available for future repurchases of our common stock under our stock repurchase programs.

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

Dividends

The company paid a total of $125 million in cash dividends during the three months ended March 31, 2019. In April 2019, our Board of Directors declared a cash dividend of $0.14 per share of common stock to be paid on June 20, 2019 to shareholders of record as of June 1, 2019.

Shelf Registration Statement and Debt

Shelf Registration

As of March 31, 2019, we had an effective shelf registration statement on file with the Securities and Exchange Commission that allows us to issue various types of debt securities, as well as common stock, preferred stock, warrants, depositary shares representing fractional interest in shares of preferred stock, purchase contracts and units from time to time in one or more offerings. Each issuance under the shelf registration statement will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. The registration statement does not limit the amount of securities that may be issued thereunder. Our ability to issue securities is subject to market conditions and other factors including, in the case of our debt securities, our credit ratings and compliance with the covenants in our credit agreement.

Senior Notes

As of March 31, 2019, we had floating- and fixed-rate senior notes outstanding for an aggregate principal amount of $9.3 billion. The net proceeds from the issuances of these senior notes are used for general corporate purposes, including, among other things, capital expenditures, share repurchases, repayment of indebtedness and possible acquisitions. The floating rate notes are not redeemable prior to maturity. On and after March 1, 2021, we may redeem some or all of the 6.000% fixed rate notes due 2056 at any time and from time to time prior to their maturity, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest. We may redeem some or all of the other fixed rate notes of each series at any time and from time to time prior to their maturity, generally at a make-whole redemption price plus accrued and unpaid interest. If a change of control triggering event occurs with respect to the 2.150% fixed rate notes due 2020, the 3.800% fixed rate notes due 2022, the floating rate notes due 2023, the 2.750% fixed rate notes due 2023, the 3.600% fixed rate notes due 2027 or the 6.000% fixed rate notes due 2056, we must, subject to certain exceptions, offer to repurchase all of the notes of the applicable series at a price equal to 101% of the principal amount plus accrued and unpaid interest. For additional details related to our senior notes, please see “Note 9 – Debt” to the condensed consolidated financial statements included in this report.

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

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. As of March 31, 2019, there were no commercial paper notes outstanding.

Credit Agreement

As of March 31, 2019, no borrowings were outstanding under our $2 billion credit agreement. However, as described above, we have an up to $1.5 billion commercial paper program and therefore maintain $1.5 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due. As a result, $500 million of borrowing capacity was available as of March 31, 2019 for other purposes permitted by the credit agreement. The credit agreement includes customary representations, warranties, affirmative and negative covenants, including financial covenants, events of default and indemnification provisions in favor of the banks. The negative covenants include restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case, subject to certain exceptions. The financial covenants require us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio. The events of default include the occurrence of a change of control (as defined in the credit agreement) with respect to us.

We were in compliance with all covenants in our outstanding debt instruments for the three months ended March 31, 2019.

Credit Ratings

As of March 31, 2019, we were rated investment grade by Standard and Poor’s Financial Services, LLC (long-term rated BBB+, short-term rated A-2, with a stable outlook), Moody’s Investor Service (long-term rated Baa1, short-term rated P-2, with a stable outlook), and Fitch Ratings, Inc. (long-term rated BBB, short-term rated F-2, with a stable outlook). We disclose these ratings to enhance the understanding of our sources of liquidity and the effects of our ratings on our costs of funds. Our borrowing costs depend, in part, on our credit ratings and any further actions taken by these credit rating agencies to lower our credit ratings, as described above, will likely increase our borrowing costs.

Liquidity and Capital Resource Requirements

As of March 31, 2019 and December 31, 2018, we had assets classified as cash and cash equivalents, as well as short-term and long-term non-equity investments, in an aggregate amount of $7.3 billion and $8.6 billion, respectively. As of March 31, 2019, this amount included assets held in certain of our foreign operations totaling approximately $6.7 billion. As we repatriate these funds to the U.S., we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs. We have accrued deferred taxes for the tax effect of repatriating the funds to the U.S.

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

Off-Balance Sheet Arrangements

As of March 31, 2019, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

We have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under the arrangement. As of March 31, 2019, we had a total of $3.2 billion in aggregate cash deposits, partially offset by $3.1 billion in cash withdrawals, held within the financial institution under the cash pooling arrangement.

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

In the ordinary course of business, we have included limited indemnification provisions in certain of our agreements with parties with which we have commercial relations, including our standard marketing, promotions and application programming interface license agreements. Under these contracts, we generally indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with claims by a third party with respect to our domain names, trademarks, logos and other branding elements to the extent that such marks are applicable to our performance under the subject agreement. In certain cases, we have agreed to provide indemnification for intellectual property infringement. It is not possible to determine the maximum potential loss under these indemnification provisions due to our limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, losses recorded in our condensed consolidated statement of income in connection with our indemnification provisions have not been significant, either individually or collectively.

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

As of March 31, 2019, approximately 23% of our total cash and investments was held in cash and cash equivalents. As such, changes in interest rates will impact interest income. As discussed below, the fair market values of our fixed rate securities may be adversely affected due to a rise in interest rates, and we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates.

As of March 31, 2019, the balance of our corporate debt and government bond securities was $5.5 billion, which represented approximately 75% of our total cash and investments. Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate investment securities may be adversely impacted due to a rise in interest rates. In general, fixed-rate securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease and may also suffer a decline in market value if interest rates increase. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease in the fair value of our investments of $35 million and $44 million as of March 31, 2019 and December 31, 2018, respectively.

As of March 31, 2019, we had an aggregate principal amount of $9.3 billion of outstanding senior notes, of which 91% bore interest at fixed rates. We entered into $2.4 billion of interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with $1.15 billion of our 2.200% senior notes due July 2019, $750 million of our 2.875% senior notes due July 2021, and $500 million of our 3.450% senior notes due July 2024 so that the interest payable on those notes effectively became variable based on LIBOR plus a spread. Further changes in interest rates will impact interest expense on any borrowings under our revolving credit facility, which bear interest at floating rates, and the interest rate on any commercial paper borrowings we make and any debt securities we may issue in the future and, accordingly, will impact interest expense. For additional details related to our debt, see “Note 9 – Debt” to the condensed consolidated financial statements included in this report.

Equity Price Risk

Investments

The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our cash equivalents and short-term and long-term investments in a variety of asset types, including bank deposits, government bonds and corporate debt securities.

As of March 31, 2019, our equity investments totaled $154 million, which represented approximately 2% of our total cash and investments, and were primarily related to equity investments without readily determinable fair values. We review our equity investments for impairment when events and circumstances indicate a decline in fair value of such assets below carrying value and for observable transactions for identical or similar investments issued by the same investee. We account for these investments at cost, less impairment and adjusted for subsequent observable price changes obtained from orderly transactions for identical or similar investments issued by the same investee. Our analysis includes a review of recent operating results and trends, recent sales/acquisitions of the securities in which we have invested and other publicly available data.

Warrant

We entered into a warrant agreement in conjunction with a commercial agreement with a service provider that, subject to meeting certain conditions, entitles us to acquire a fixed number of shares up to 5% of the service provider’s fully diluted issued and outstanding share capital at a specific date. The warrant is accounted for as a derivative instrument under ASC Topic 815, Derivatives and Hedging. Changes in the service provider’s common stock price and equity volatility may have a significant impact on the value of the warrant. As of March 31, 2019, a one dollar change in the service provider’s common stock, holding other factors constant, would increase or decrease the fair value of the warrant by approximately $1 million. For additional details related to the warrant, please see “Note 7 – Derivative Instruments” to our condensed consolidated financial statements included in this report.

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

We use foreign exchange derivative contracts to help protect our forecasted U.S. dollar-equivalent earnings from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but do not entirely eliminate, the impact of adverse currency exchange rate movements. Most of these contracts are designated as cash flow hedges for accounting purposes. For qualifying cash flow hedges, the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings in the same period the forecasted transaction affects earnings. For contracts not designated as cash flow hedges for accounting purposes, the derivative’s gain or loss is recognized immediately in earnings in our condensed consolidated statement of income. However, only certain revenue and costs are eligible for cash flow hedge accounting.

The following table illustrates the fair values of outstanding foreign exchange contracts designated as cash flow hedges and net investment hedges, and the before-tax effect on fair values of a hypothetical adverse change in the foreign exchange rates that existed as of March 31, 2019. The sensitivity for foreign currency contracts is based on a 20% adverse change in foreign exchange rates, against relevant functional currencies.

	Fair Value Asset/(Liability)	Fair Value Sensitivity
	(In millions)
Foreign exchange contracts - Cash flow hedges	$44	$(122)
Foreign exchange contracts - Net investment hedges	$5	$(58)

Since our risk management programs are highly effective, the potential loss in value described above would be largely offset by changes in the value of the underlying exposure.

We also use foreign exchange contracts to offset the foreign exchange risk on our assets and liabilities denominated in currencies other than the functional currency of our subsidiaries. These contracts reduce, but do not entirely eliminate, the impact of currency exchange rate movements on our assets and liabilities. The foreign currency gains and losses on the assets and liabilities are recorded in interest and other, net, which are offset by the gains and losses on the foreign exchange contracts.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $31 million as of March 31, 2019 taking into consideration the offsetting effect of foreign exchange forwards in place as of March 31, 2019.

Item 4:	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2019.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On January 1, 2019, we adopted Accounting Standards Codification 842, Leases. We implemented internal controls and a new lease accounting information system to enable the preparation of financial information as part of the adoption. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

PART II: OTHER INFORMATION

Item 1:	Legal Proceedings

The information set forth under “Note 12 — Commitments and Contingencies — Litigation and Other Legal Matters” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

Our operating and financial results have varied on a quarterly basis during our operating history and may continue to fluctuate significantly as a result of a variety of factors, including as a result of the risks set forth in this “Risk Factors” section. It is difficult for us to forecast the level or source of our revenues or earnings (loss) accurately. In view of the rapidly evolving nature of our business, period-to-period comparisons of our operating results may not be meaningful, and you should not rely upon them as an indication of future performance. We do not have backlog, and substantially all of our net revenues each quarter come from transactions involving sales during that quarter. Due to the inherent difficulty in forecasting revenues, it is also difficult to forecast expenses as a percentage of net revenues. Quarterly and annual expenses as a percentage of net revenues reflected in our condensed consolidated financial statements may be significantly different from historical or projected percentages. Our operating results in one or more future quarters may fall below the expectations of securities analysts and investors. The trading price of our common stock and debt securities could decline, perhaps substantially, as a result of the factors described in this paragraph.

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

Consumers who might use our sites to buy goods have a wide variety of alternatives, including traditional department, warehouse, boutique, discount and general merchandise stores (as well as the online and mobile operations of these traditional retailers), online retailers and their related mobile offerings, online and offline classified services and other shopping channels, such as offline and online home shopping networks. In the United States, these include Amazon.com, Facebook, Google, Wal-Mart, Target, Macy’s, JC Penney, Costco, Office Depot/OfficeMax, Staples, Sam’s Club, Rakuten, MSN, QVC and Home Shopping Network, among others. In addition, consumers have a large number of online and offline channels focused on one or more of the categories of products offered on our site.

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

In addition, certain manufacturers may limit or cease distribution of their products through online channels, such as our sites. Manufacturers may attempt to use contractual obligations or existing or future government regulation to prohibit or limit ecommerce in certain categories of goods or services. Manufacturers may also attempt to enforce minimum resale price maintenance or minimum advertised price arrangements to prevent distributors from selling on our platforms or on the Internet generally, or drive distributors to sell at prices that would make us less attractive relative to other alternatives. The adoption by manufacturers of policies, or their use of laws or regulations, in each case discouraging or restricting the sales of goods or services over the Internet, could force our users to stop selling certain products on our platforms, which could adversely affect our results of operations and result in loss of market share and diminished value of our brands.

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

Rapid, significant technological changes continue to confront the industries in which we operate and we cannot predict the effect of technological changes on our business. We also continuously strive to create new initiatives and innovations that offer growth opportunities, such as our new payments and advertising offerings. In addition to our own initiatives and innovations, we rely in part on third parties, including some of our competitors, for the development of and access to new technologies. We expect that new services and technologies applicable to the industries in which we operate will continue to emerge. These new services and technologies may be superior to, or render obsolete, the technologies we currently use in our products and services. Incorporating new technologies into our products and services may require substantial expenditures and take considerable time, and ultimately may not be successful. In addition, our ability to adopt new services and develop new technologies may be inhibited by industry-wide standards, new laws and regulations, resistance to change from our users, clients or merchants, or third parties’ intellectual property rights. Our success depends on our ability to develop new technologies and adapt to technological changes and evolving industry standards.

Our business is subject to extensive government regulation and oversight.

We are subject to laws and regulations affecting our domestic and international operations in a number of areas, including consumer protection, data privacy requirements, intellectual property ownership and infringement, prohibited items and stolen goods, resale of event tickets, tax, antitrust and anti-competition, export requirements, anti-corruption, labor, advertising, digital content, real estate, billing, ecommerce, promotions, quality of services, telecommunications, mobile communications and media, environmental, and health and safety regulations, as well as laws and regulations intended to combat money laundering and the financing of terrorist activities. In addition, we are, or may become, subject to further regulation in some of the above-mentioned areas or new areas as a result of our new payments capabilities.

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

We are subject to scrutiny by various government agencies under U.S. and foreign laws and regulations, including antitrust and competition laws. Some jurisdictions also provide private rights of action for competitors or consumers to assert claims of anti-competitive conduct. Other companies and government agencies have in the past and may in the future allege that our actions violate the antitrust or competition laws of the United States, individual states, the European Commission or other countries, or otherwise constitute unfair competition. An increasing number of governments are regulating competition law activities, including increased scrutiny in large markets such as China. Our business partnerships or agreements or arrangements with customers or other companies could give rise to regulatory action or antitrust litigation. Some regulators, particularly those outside of the United States, may perceive our business to be used so broadly that otherwise uncontroversial business practices could be deemed anticompetitive. Certain competition authorities have conducted market studies of our industries. Such claims and investigations, even if without foundation, may be very expensive to defend, involve negative publicity and substantial diversion of management time and effort and could result in significant judgments against us or require us to change our business practices.

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

Our ability to make payments of principal of and interest on our indebtedness depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our results of operations and financial condition, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to, among other things:

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

Multiple jurisdictions have enacted laws which require marketplaces to report user activity or collect and remit taxes on certain items sold on the marketplace. For example, we are collecting Australian GST on certain imports into Australia and remitting the GST to the Australian Tax Office. Increasingly, U.S. states have enacted laws or have pending legislation that require marketplace facilitators to collect and remit sales tax for some or all sellers using these marketplaces. The cost of complying with these new rules and the addition of taxes on certain items may harm our business.

One or more states, the U.S. federal government or foreign countries may seek to impose reporting or record-keeping obligations on companies that engage in or facilitate ecommerce. Such an obligation could be imposed by legislation intended to improve tax compliance or if one of our companies was ever deemed to be the legal agent of the users of our services by a jurisdiction in which it operates. Certain of our companies are required to report to the Internal Revenue Service (the “IRS”) and most states on customers subject to U.S. income tax if they reach certain payment thresholds. As a result, we are required to request tax identification numbers from certain payees, track payments by tax identification number and, under certain conditions, withhold a portion of payments and forward such withholding to the IRS. Our systems are able to meet these requirements. These obligations can increase operational costs and change our user experience. Any failure by us to meet these requirements could result in substantial monetary penalties and other sanctions and could harm our business. Imposition of an information reporting requirement could decrease seller or buyer activity on our sites and would harm our business.

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

We entered into a warrant agreement in conjunction with a commercial agreement with a service provider that entitles us to acquire a fixed number of shares of the service provider’s common stock subject to certain milestones being met. This warrant is accounted for as a derivative instrument under ASC Topic 815, Derivatives and Hedging. Changes in the service provider’s common stock price and equity volatility may have a significant impact on the value of this warrant. We report this warrant on a quarterly basis at fair value in our condensed consolidated balance sheets, and changes in the fair value of this warrant are recognized in our condensed consolidated statement of income. Fluctuations in the service provider’s common stock or other changes in assumptions could result in material changes in the fair value that we report in our condensed consolidated balance sheets and our condensed consolidated statement of income, which could have a material impact on our financial results.

We are subject to risks and uncertainties related to the strategic review of our asset portfolio, as well as our operating review.

In March 2019, we announced that we initiated, with the assistance of external financial advisors, a strategic review of our asset portfolio, including but not limited to StubHub and eBay Classifieds Group. There can be no assurance that the strategic review will result in a sale, spin-off or other business combination involving our assets. We also announced the initiation of an operating review to target operational excellence and build upon the recently announced reorganization and restructuring measures. We will incur expenses in connection with the reviews and our future results may be affected by the pursuit or consummation of any specific transaction or other strategic alternative resulting from the strategic review. While these reviews are ongoing, we are exposed to certain risks and uncertainties, including potential risks and uncertainties in retaining and attracting employees during the review process; the diversion of management’s time to the reviews; and exposure to potential litigation in connection with the review process or any specific transaction or other strategic alternative resulting therefrom, all of which could disrupt and negatively affect our business. Speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of the Company could cause our stock price to fluctuate significantly. There is no finite timetable for completion of the strategic review or the operating review, and we can provide no assurance that any transaction or other strategic alternative we pursue will have a positive impact on our results of operations or financial condition. Furthermore, the operating review may not be successful in driving enhanced revenue and operating income growth.

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

We have received an opinion from outside tax counsel to the effect that our Distribution of 100% of the outstanding common stock of PayPal to our stockholders on July 17, 2015 (the “Distribution”) qualifies as a transaction that is described in Sections 355 and 368(a)(1)(D) of the Internal Revenue Code. The opinion relies on certain facts, assumptions, representations and undertakings from PayPal and us regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not satisfied, our shareholders and we may not be able to rely on the opinion of tax counsel and could be subject to significant tax liabilities. Notwithstanding the opinion of tax counsel we have received, the IRS could determine on audit that the Distribution is taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinion. If the Distribution is determined to be taxable for U.S. federal income tax purposes, our shareholders that are subject to U.S. federal income tax and we could incur significant U.S. federal income tax liabilities.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchase activity during the three months ended March 31, 2019 was as follows:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet be Purchased Under the Programs (1)
January 31, 2019	3,893,605	$30.13	3,893,605	$3,033,785,018
February 28, 2019	18,321,566	$36.26	18,321,566	$6,369,485,791
March 31, 2019	19,567,294	$36.72	19,567,294	$5,650,977,425
	41,782,465		41,782,465

(1)
In January 2018 our Board authorized a $6.0 billion stock repurchase program and in January 2019 our Board authorized an additional $4.0 billion stock repurchase program. These stock repurchase programs have no expiration from the date of authorization.

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
During the three months ended March 31, 2019, we repurchased approximately $1.5 billion of our common stock under our stock repurchase program. As of March 31, 2019, a total of approximately $5.7 billion remained available for future repurchases of our common stock under our stock repurchase program.
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

(2)	Excludes broker commissions.

Item 3:	Defaults Upon Senior Securities

Not applicable.

Item 4:	Mine Safety Disclosures

Not applicable.

Item 5:	Other Information

Not applicable.

Item 6:	Exhibits

The information required by this Item is set forth in the Index to Exhibits of this Quarterly Report.

INDEX TO EXHIBITS

Exhibit Number	Filed or furnished with this 10-Q	Description
10.01+	X	Offer Letter, dated November 5, 2018, between Registrant and Steve Fisher.
10.03*		Cooperation Agreement, dated February 28, 2019, by and among Elliott Associates, L.P., Elliott International, L.P., Elliott International Capital Advisors Inc. and Registrant.
10.04*		Agreement, dated February 28, 2019, by and among Starboard Value LP and affiliates and Registrant.
31.01	X	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	X	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	X	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	X	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	X	XBRL Instance Document
101.SCH	X	XBRL Taxonomy Extension Schema Document
101.CAL	X	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	X	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	X	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	X	XBRL Taxonomy Extension Presentation Linkbase Document

+ Indicates a management contract or compensatory plan or arrangement.
* Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eBay Inc.
Principal Executive Officer:

		By:	/s/ Devin N. Wenig
Devin N. Wenig
President and Chief Executive Officer
Date:	April 24, 2019
Principal Financial Officer:

		By:	/s/ Scott F. Schenkel
Scott F. Schenkel
Senior Vice President, Chief Financial Officer
Date:	April 24, 2019
Principal Accounting Officer:

		By:	/s/ Brian J. Doerger
Brian J. Doerger
Vice President, Chief Accounting Officer
Date:	April 24, 2019