Form 10-Q
period 2019-06-30
EBAY INC
filed 2019-07-18
CIK 1065088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 001-37713

EBAY INC
(Exact name of registrant as specified in its charter)

Delaware			77-0430924
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification Number)

2025 Hamilton Avenue
San Jose	,	California	95125
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code:
(408) 376-7008

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
Common stock	EBAY	The Nasdaq Global Select Market
6.00% Notes due 2056	EBAYL	The Nasdaq Global Select Market

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
As of July 15, 2019, there were 838,763,599 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements
eBay Inc.
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2019	December 31, 2018
	(In millions, except par value)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,508	$2,202
Short-term investments	2,969	2,713
Accounts receivable, net	797	712
Other current assets	1,570	1,499
Total current assets	6,844	7,126
Long-term investments	1,936	3,778
Property and equipment, net	1,573	1,597
Goodwill	5,185	5,160
Intangible assets, net	94	92
Operating lease right-of-use assets	670	—
Deferred tax assets	4,468	4,792
Other assets	399	274
Total assets	$21,169	$22,819
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$2,063	$1,546
Accounts payable	303	286
Accrued expenses and other current liabilities	2,515	2,335
Deferred revenue	178	170
Income taxes payable	150	117
Total current liabilities	5,209	4,454
Operating lease liabilities	519	—
Deferred tax liabilities	2,684	2,925
Long-term debt	7,243	7,685
Other liabilities	1,408	1,474
Total liabilities	17,063	16,538
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value; 3,580 shares authorized; 842 and 915 shares outstanding	2	2
Additional paid-in capital	15,911	15,716
Treasury stock at cost, 845 and 763 shares	(29,396)	(26,394)
Retained earnings	17,125	16,459
Accumulated other comprehensive income	464	498
Total stockholders’ equity	4,106	6,281
Total liabilities and stockholders’ equity	$21,169	$22,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions, except per share amounts)
	(Unaudited)
Net revenues	$2,687	$2,640	$5,330	$5,220
Cost of net revenues	630	597	1,231	1,156
Gross profit	2,057	2,043	4,099	4,064
Operating expenses:
Sales and marketing	817	838	1,559	1,594
Product development	322	352	619	686
General and administrative	274	368	583	638
Provision for transaction losses	71	66	143	138
Amortization of acquired intangible assets	12	13	25	23
Total operating expenses	1,496	1,637	2,929	3,079
Income from operations	561	406	1,170	985
Interest and other, net	(51)	301	13	269
Income before income taxes	510	707	1,183	1,254
Income tax provision	(107)	(69)	(259)	(209)
Income from continuing operations	403	638	924	1,045
Income (loss) from discontinued operations, net of income taxes	(1)	4	(4)	4
Net income	$402	$642	$920	$1,049

Income per share - basic:
Continuing operations	$0.47	$0.64	$1.05	$1.04
Discontinued operations	—	—	—	—
Net income per share - basic	$0.47	$0.64	$1.05	$1.04

Income per share - diluted:
Continuing operations	$0.46	$0.64	$1.04	$1.03
Discontinued operations	—	—	—	—
Net income per share - diluted	$0.46	$0.64	$1.04	$1.03

Weighted-average shares:
Basic	860	992	880	1,001
Diluted	867	1,004	887	1,016

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
	(Unaudited)
Net income	$402	$642	$920	$1,049
Other comprehensive income, net of reclassification adjustments:
Foreign currency translation gain (loss)	(20)	(325)	(52)	(193)
Unrealized gains (losses) on investments, net	16	(2)	56	(38)
Tax benefit (expense) on unrealized gains (losses) on investments, net	(5)	—	(15)	10
Unrealized gains (losses) on hedging activities, net	11	137	(30)	108
Tax benefit (expense) on unrealized gains (losses) on hedging activities, net	(2)	(29)	7	(23)
Other comprehensive income/(loss), net of tax	—	(219)	(34)	(136)
Comprehensive income	$402	$423	$886	$913

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
	(Unaudited)
Common stock:
Balance, beginning of period	$2	$2	$2	$2
Common stock issued	—	—	—	—
Common stock repurchased/forfeited	—	—	—	—
Balance, end of period	2	2	2	2
Additional paid-in-capital:
Balance, beginning of period	15,785	15,362	15,716	15,293
Common stock and stock-based awards issued	52	58	55	67
Tax withholdings related to net share settlements of restricted stock units and awards	(65)	(93)	(119)	(153)
Stock-based compensation	139	151	260	271
Other	—	—	(1)	—
Balance, end of period	15,911	15,478	15,911	15,478
Treasury stock at cost:
Balance, beginning of period	(27,895)	(22,903)	(26,394)	(21,892)
Common stock repurchased	(1,501)	(989)	(3,002)	(2,000)
Balance, end of period	(29,396)	(23,892)	(29,396)	(23,892)
Retained earnings:
Balance, beginning of period	16,847	14,335	16,459	13,929
Net income	402	642	920	1,049
Dividends and dividend equivalents declared	(124)	—	(254)	—
Other	—	—	—	(1)
Balance, end of period	17,125	14,977	17,125	14,977
Accumulated other comprehensive income:
Balance, beginning of period	464	800	498	717
Foreign currency translation adjustment	(20)	(325)	(52)	(193)
Change in unrealized gains (losses) on investments	16	(2)	56	(38)
Change in unrealized gains (losses) on derivative instruments	11	137	(30)	108
Tax benefit (provision) on above items	(7)	(29)	(8)	(13)
Balance, end of period	464	581	464	581
Total stockholders’ equity	$4,106	$7,146	$4,106	$7,146

Dividends and dividend equivalents declared per share or restricted stock unit	$0.14	$—	$0.28	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2019	2018
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income	$920	$1,049
(Income) loss from discontinued operations, net of income taxes	4	(4)
Adjustments:
Provision for transaction losses	143	138
Depreciation and amortization	344	349
Stock-based compensation	260	271
(Gain) loss on investments, net	1	(260)
Deferred income taxes	71	(17)
Change in fair value of warrant	(105)	(106)
Changes in assets and liabilities, net of acquisition effects	(344)	(553)
Net cash provided by operating activities	1,294	867
Cash flows from investing activities:
Purchases of property and equipment	(319)	(342)
Purchases of investments	(24,178)	(10,365)
Maturities and sales of investments	25,827	12,555
Acquisitions, net of cash acquired	(93)	(302)
Other	49	1
Net cash provided by investing activities	1,286	1,547
Cash flows from financing activities:
Proceeds from issuance of common stock	55	67
Repurchases of common stock	(2,949)	(2,000)
Payments for taxes related to net share settlements of restricted stock units and awards	(119)	(153)
Payments for dividends	(245)	—
Repayment of debt	—	(750)
Other	—	(31)
Net cash used in financing activities	(3,258)	(2,867)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(20)	(51)
Net increase (decrease) in cash, cash equivalents and restricted cash	(698)	(504)
Cash, cash equivalents and restricted cash at beginning of period	2,219	2,140
Cash, cash equivalents and restricted cash at end of period	$1,521	$1,636

Supplemental cash flow disclosures:
Cash paid for:
Interest	$154	$162
Income taxes	$221	$454
Noncash investing activities:
Relinquishment of equity method investment	$—	$266

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

Recent Accounting Pronouncements Not Yet Adopted

In 2016, the FASB issued new guidance that requires credit losses on financial assets measured at amortized cost basis to be presented at the net amount expected to be collected, not based on incurred losses. Further, credit losses on available-for-sale debt securities should be recorded through an allowance for credit losses limited to the amount by which fair value is below amortized cost. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company expects this standard to impact its accounting for allowances for doubtful accounts, available for sale securities and other assets subject to credit risk and is currently evaluating the extent of the impact that the adoption of this standard will have on its condensed consolidated financial statements.

In 2017, the FASB issued new guidance to simplify the subsequent measurement of goodwill by removing the requirement to perform a hypothetical purchase price allocation to compute the implied fair value of goodwill to measure impairment. Instead, any goodwill impairment will equal the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Further, the guidance eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. This standard is effective for annual or any interim goodwill impairment test in fiscal years beginning after December 15, 2019. We are evaluating the impact of adopting this new accounting guidance on our consolidated financial statements.

In 2018, the FASB issued new guidance on a customer's accounting for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement that is hosted by the vendor (i.e., a service contract). Under the new guidance, customers will apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. This standard will be effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those fiscal years. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In 2018, the FASB issued new guidance to clarify the interaction between Collaborative Arrangements and Revenue from Contracts with Customers standards. The guidance (1) clarifies that certain transactions between collaborative arrangement participants should be accounted under revenue guidance; (2) adds unit of account guidance to the collaborative arrangement guidance to align with the revenue standard; and (3) clarifies presentation guidance for transactions with a collaborative arrangement participant that is not accounted for under the revenue standard. The guidance is effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those annual reporting periods. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2 — Net Income Per Share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding options and equity incentive awards is reflected in diluted net income (loss) per share by application of the treasury stock method. The calculation of diluted net income (loss) per share excludes all anti-dilutive common shares. The following table sets forth the computation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2019 and 2018 (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Income from continuing operations	$403	$638	$924	$1,045
Income (loss) from discontinued operations, net of income taxes	(1)	4	(4)	4
Net income	$402	$642	$920	$1,049
Denominator:
Weighted average shares of common stock - basic	860	992	880	1,001
Dilutive effect of equity incentive awards	7	12	7	15
Weighted average shares of common stock - diluted	867	1,004	887	1,016

Income per share - basic:
Continuing operations	$0.47	$0.64	$1.05	$1.04
Discontinued operations	—	—	—	—
Net income per share - basic	$0.47	$0.64	$1.05	$1.04
Income per share - diluted:
Continuing operations	$0.46	$0.64	$1.04	$1.03
Discontinued operations	—	—	—	—
Net income per share - diluted	$0.46	$0.64	$1.04	$1.03
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	20	15	23	13

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3 – Business Combinations

Motors.co.uk

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

Giosis Pte. Ltd.

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

The goodwill recognized is primarily attributable to expected synergies and the assembled workforce of Giosis. We assigned the goodwill to our Marketplace segment. We generally do not expect goodwill to be deductible for income tax purposes.

Our condensed consolidated financial statements include the operating results of Giosis from the date of acquisition. Separate operating results and pro forma results of operations for this acquisition have not been presented as the effect of the acquisition is not material to our financial results.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4 — Goodwill and Intangible Assets

Goodwill

The following table presents goodwill activity by reportable segment during the six months ended June 30, 2019 (in millions):

	December 31, 2018	Goodwill Acquired	Adjustments	June 30, 2019
Marketplace	$4,594	$—	$(38)	$4,556
StubHub	227	—	—	227
Classifieds	339	65	(2)	402
Total	$5,160	$65	$(40)	$5,185

The adjustments to goodwill during the six months ended June 30, 2019 were primarily due to foreign currency translation.

Intangible Assets

The components of identifiable intangible assets as of June 30, 2019 and December 31, 2018 are as follows (in millions, except years):

	June 30, 2019				December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Intangible assets:
Customer lists and user base	$536	$(460)	$76	5	$519	$(445)	$74	5
Marketing related	578	(572)	6	5	584	(578)	6	5
Developed technologies	280	(272)	8	3	278	(269)	9	3
All other	161	(157)	4	4	160	(157)	3	4
Total	$1,555	$(1,461)	$94		$1,541	$(1,449)	$92

Amortization expense for intangible assets was $14 million and $18 million for the three months ended June 30, 2019 and 2018, respectively and $29 million and $34 million for the six months ended June 30, 2019 and 2018, respectively.

Expected future intangible asset amortization as of June 30, 2019 is as follows (in millions):

Remaining 2019	$29
2020	44
2021	18
2022	2
2023	1
Total	$94

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Our reportable segments reflect the way management and our CODM review and assess performance of the business. Our CODM reviews revenue and operating income (loss) for each reportable segment. Our CODM does not evaluate reportable segments using asset information. Corporate and other costs includes: (i) corporate management costs, such as human resources, finance and legal, that are not allocated to our segments; (ii) amortization of intangible assets; (iii) restructuring charges; (iv) stock-based compensation; and (v) results of operations of various initiatives that support all of our reportable segments.

Segment net revenue and operating income for the three and six months ended June 30, 2019 and 2018 were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Revenues
Marketplace
Net transaction revenues	$1,887	$1,837	$3,772	$3,629
Marketing services and other revenues	270	298	547	608
Total Marketplace	2,157	2,135	4,319	4,237

StubHub
Net transaction revenues	243	240	466	471
Marketing services and other revenues	21	6	28	7
Total StubHub	264	246	494	478

Classifieds (1)	271	259	527	505

Elimination of inter-segment net revenue (2)	(5)	—	(10)	—
Total consolidated net revenue	$2,687	$2,640	$5,330	$5,220

Operating income (loss)
Marketplace	$691	$639	$1,463	$1,327
StubHub	11	5	37	36
Classifieds	102	98	194	185
Corporate and other costs	(243)	(336)	(524)	(563)
Total operating income	561	406	1,170	985
Interest and other, net	(51)	301	13	269
Income before income taxes	$510	$707	$1,183	$1,254

(1)	Classifieds net revenues consists entirely of marketing services and other revenue.

(2)	Represents revenue generated between our reportable segments.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the allocation of net revenues based on geography for the three and six months ended June 30, 2019 and 2018 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
U.S.	$1,057	$1,055	$2,115	$2,129
Germany	393	407	777	799
United Kingdom	369	369	725	725
South Korea	300	304	598	587
Rest of world	568	505	1,115	980
Total net revenues	$2,687	$2,640	$5,330	$5,220

Net revenues, inclusive of the effects of foreign exchange during each period, are attributed to U.S. and international geographies primarily based upon the country in which the seller, platform that displays advertising, other service provider or customer, as the case may be, is located.

Note 6 — Investments

The following tables summarize the unrealized gains and losses and estimated fair value of our investments classified as available-for-sale as of June 30, 2019 and December 31, 2018 (in millions):

	June 30, 2019
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Restricted cash	$13	$—	$—	$13
Corporate debt securities	2,957	1	(2)	2,956
	$2,970	$1	$(2)	$2,969
Long-term investments:
Corporate debt securities	1,782	4	(3)	1,783
	$1,782	$4	$(3)	$1,783

	December 31, 2018
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Restricted cash	$17	$—	$—	$17
Corporate debt securities	2,615	—	(9)	2,606
Government and agency securities	90	—	—	90
	$2,722	$—	$(9)	$2,713
Long-term investments:
Corporate debt securities	3,682	1	(48)	3,635
	$3,682	$1	$(48)	$3,635

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investment securities in a continuous loss position for less than 12 months had an estimated fair value of $1.3 billion and an immaterial amount of unrealized losses as of June 30, 2019, and an estimated fair value of $2.9 billion and an immaterial amount of unrealized losses as of December 31, 2018. Investment securities in a continuous loss position for greater than 12 months had an estimated fair value of $1.5 billion and an immaterial amount of unrealized losses as of June 30, 2019 and an estimated fair value of $2.7 billion and unrealized losses of $41 million as of December 31, 2018. Refer to “Note 16 - Accumulated Other Comprehensive Income” for amounts reclassified to earnings from unrealized gains and losses.

The estimated fair values of our short-term and long-term investments classified as available-for-sale by date of contractual maturity as of June 30, 2019 are as follows (in millions):

June 30, 2019
One year or less (including restricted cash of $13)	$2,969
One year through two years	1,069
Two years through three years	450
Three years through four years	264
$4,752

Equity investments

Our equity investments are reported in long-term investments on our condensed consolidated balance sheet. The following table provides a summary of our equity investments as of June 30, 2019 and December 31, 2018 (in millions):

	June 30, 2019	December 31, 2018
Equity investments without readily determinable fair values	$136	$137
Equity investments under the equity method of accounting	17	6
Total equity investments	$153	$143

During the second quarter of 2018, we relinquished our existing equity method investment in Giosis as part of the exchange for the acquisition of Giosis’ Japan business. The gain upon relinquishment of $266 million was recorded in interest and other, net on our condensed consolidated statement of income. Refer to “Note 3 - Business Combinations” for further details on the acquisition.

The following table summarizes the change in total carrying value during the three and six months ended June 30, 2019 and 2018 related to equity investments without readily determinable fair values still held at June 30, 2019 and 2018 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Carrying value, beginning of period	$137	$890	$137	$872
Additions	—	23	—	23
Downward adjustments for observable price changes and impairment	—	(20)	—	(20)
Foreign currency translation and other	(1)	(34)	(1)	(16)
Carrying value, end of period	$136	$859	$136	$859

For such equity investments without readily determinable fair values still held at June 30, 2019, cumulative downward adjustments for price changes and impairment was $81 million. There have been no upward adjustments for price changes to our equity investments without readily determinable fair values still held at June 30, 2019.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2019, we announced that we would receive an ownership interest in Paytm Mall in exchange for a $160 million cash investment. We signed the definitive agreement and we expect to close the transaction in the third quarter of 2019.

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

Cash Flow Hedges

For derivative instruments that are designated as cash flow hedges, the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (“AOCI”) and subsequently reclassified into earnings in the same period the forecasted hedged transaction affects earnings. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Unrealized gains and losses in AOCI associated with such derivative instruments are immediately reclassified into earnings. As of June 30, 2019, we have estimated that approximately $36 million of net derivative gain related to our cash flow hedges included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and other, net, which are offset by the foreign currency gains and losses on the related assets and liabilities that are also recorded in interest and other, net.

Warrant

We entered into a warrant agreement in conjunction with a commercial agreement with Adyen that, subject to meeting certain conditions, entitles us to acquire a fixed number of shares up to 5% of Adyen’s fully diluted issued and outstanding share capital at a specific date. The warrant has a term of seven years and will vest in a series of four tranches, at a specified price per share upon meeting significant processing volume milestone targets on a calendar year basis. If and when the relevant milestone is reached, the warrant becomes exercisable with respect to the corresponding tranche of warrant shares up until the warrant expiration date of January 31, 2025. The maximum number of tranches that can vest in one calendar year is two.

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

Fair Value of Derivative Contracts

The fair values of our outstanding derivative instruments as of June 30, 2019 and December 31, 2018 were as follows (in millions):

	Balance Sheet Location	June 30, 2019	December 31, 2018
Derivative Assets:
Foreign exchange contracts designated as cash flow hedges	Other Current Assets	$45	$72
Foreign exchange contracts designated as net investment hedges	Other Current Assets	—	—
Foreign exchange contracts not designated as hedging instruments	Other Current Assets	21	38
Warrant	Other Assets	253	148
Foreign exchange contracts designated as cash flow hedges	Other Assets	6	4
Interest rate contracts designated as fair value hedges	Other Assets	25	—
Total derivative assets		$350	$262

Derivative Liabilities:
Foreign exchange contracts designated as cash flow hedges	Other Current Liabilities	$—	$—
Foreign exchange contracts designated as net investment hedges	Other Current Liabilities	3	1
Interest rate contracts designated as fair value hedges	Other Current Liabilities	1	7
Foreign exchange contracts not designated as hedging instruments	Other Current Liabilities	37	30
Interest rate contracts designated as fair value hedges	Other Liabilities	2	10
Total derivative liabilities		$43	$48

Total fair value of derivative instruments		$307	$214

Under the master netting agreements with the respective counterparties to our derivative contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis on our condensed consolidated balance sheet. As of June 30, 2019, the potential effect of rights of set-

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

off associated with the foreign exchange contracts would be an offset to both assets and liabilities by $29 million, resulting in net derivative assets of $43 million and net derivative liabilities of $11 million.

Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following tables present the activity of derivative instruments designated as cash flow hedges as of June 30, 2019 and December 31, 2018, and the impact of these derivative contracts on AOCI for the six months ended June 30, 2019 and 2018 (in millions):

	December 31, 2018	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Amount of Gain (Loss) Reclassified From AOCI to Earnings	June 30, 2019
Foreign exchange contracts designated as cash flow hedges	$68	$4	$34	$38

	December 31, 2017	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Amount of Gain (Loss) Reclassified From AOCI to Earnings	June 30, 2018
Foreign exchange contracts designated as cash flow hedges	$(57)	$59	$(49)	$51

Effect of Derivative Contracts on Condensed Consolidated Statement of Income

The following table provides a summary of the total gain (loss) recognized in the condensed consolidated statement of income from our foreign exchange derivative contracts by location (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Foreign exchange contracts designated as cash flow hedges recognized in net revenues	$13	$(21)	$33	$(49)
Foreign exchange contracts designated as cash flow hedges recognized in cost of net revenues	1	—	1	—
Foreign exchange contracts not designated as hedging instruments recognized in interest and other, net	(13)	4	(18)	2
Total gain (loss) recognized from foreign exchange derivative contracts in the condensed consolidated statement of income	$1	$(17)	$16	$(47)

The following table provides a summary of the total gain (loss) recognized in the condensed consolidated statement of income from our interest rate derivative contracts by location (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Gain (loss) from interest rate contracts designated as fair value hedges recognized in interest and other, net	$24	$(9)	$39	$(39)
Gain (loss) from hedged items attributable to hedged risk recognized in interest and other, net	(24)	9	(39)	39
Total gain (loss) recognized from interest rate derivative contracts in the condensed consolidated statement of income	$—	$—	$—	$—

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a summary of the total gain (loss) recognized in the condensed consolidated statement of income due to changes in the fair value of the warrant (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Gain (loss) attributable to changes in the fair value of warrant recognized in interest and other, net	$(8)	$106	$105	$106

Notional Amounts of Derivative Contracts

Derivative transactions are measured in terms of the notional amount, but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. The notional amount is generally not exchanged, but is used only as the basis on which the value of foreign exchange payments under these contracts are determined. The following table provides the notional amounts of our outstanding derivatives as of June 30, 2019 and December 31, 2018 (in millions):

	June 30, 2019	December 31, 2018
Foreign exchange contracts designated as cash flow hedges	$1,646	$1,510
Foreign exchange contracts designated as net investment hedges	150	804
Foreign exchange contracts not designated as hedging instruments	3,732	3,517
Interest rate contracts designated as fair value hedges	2,400	2,400
Total	$7,928	$8,231

Credit Risk

Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the arrangement. We seek to mitigate such risk by limiting our counterparties to, and by spreading the risk across, major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis. To further limit credit risk, we also enter into collateral security arrangements related to certain interest rate derivative instruments whereby collateral is posted between counterparties if the fair value of the derivative instrument exceeds certain thresholds. Additional collateral would be required in the event of a significant credit downgrade by either party. We are not required to pledge, nor are we entitled to receive, collateral related to our foreign exchange derivative transactions. As of June 30, 2019, we had neither pledged nor received collateral related to our interest rate derivative transactions.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8 — Fair Value Measurement of Assets and Liabilities

The following tables present our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 (in millions):

	June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$1,508	$1,508	$—	$—
Short-term investments:
Restricted cash	13	13	—	—
Corporate debt securities	2,956	—	2,956	—
Total short-term investments	2,969	13	2,956	—
Derivatives	350	—	97	253
Long-term investments:
Corporate debt securities	1,783	—	1,783	—
Total long-term investments	1,783	—	1,783	—
Total financial assets	$6,610	$1,521	$4,836	$253

Liabilities:
Derivatives	$43	$—	$43	$—

	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$2,202	$2,052	$150	$—
Short-term investments:
Restricted cash	17	17	—	—
Corporate debt securities	2,606	—	2,606	—
Government and agency securities	90	—	90	—
Total short-term investments	2,713	17	2,696	—
Derivatives	262	—	114	148
Long-term investments:
Corporate debt securities	3,635	—	3,635	—
Total long-term investments	3,635	—	3,635	—
Total financial assets	$8,812	$2,069	$6,595	$148

Liabilities:
Derivatives	$48	$—	$48	$—

Our financial assets and liabilities are valued using market prices on both active markets (Level 1), less active markets (Level 2) and little or no market activity (Level 3). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. Level 3 instrument valuations typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability. We did not have any transfers of financial instruments between valuation levels during the six months ended June 30, 2019.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The majority of our derivative instruments are valued using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as equity prices, interest rate yield curves, option volatility and currency rates. Our warrant, which is accounted for as a derivative instrument, is valued using a Black-Scholes model. Key assumptions used in the valuation include risk-free interest rates; Adyen’s common stock price, equity volatility and common stock outstanding; exercise price; and details specific to the warrant. The value is also probability adjusted for management assumptions with respect to meeting the processing volume milestone targets. These assumptions and the probability of meeting processing volume milestone targets may have a significant impact on the value of the warrant. Refer to “Note 7 - Derivative Instruments” for further details on our derivative instruments.

Other financial instruments, including accounts receivable and accounts payable, are carried at cost, which approximates their fair value because of the short-term nature of these instruments.

The following table presents a reconciliation of the opening to closing balance of assets measured using significant unobservable inputs (Level 3) as of June 30, 2019 (in millions):

June 30, 2019
Opening balance as of January 1, 2019	$148
Change in fair value	105
Closing balance as of June 30, 2019	$253

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9 — Debt

The following table summarizes the carrying value of our outstanding debt (in millions, except percentages):

	Coupon	As of	Effective	As of	Effective
	Rate	June 30, 2019	Interest Rate	December 31, 2018	Interest Rate
Long-Term Debt
Floating Rate Notes:
Senior notes due 2019	LIBOR plus 0.48%	$400	3.161%	$400	3.123%
Senior notes due 2023	LIBOR plus 0.87%	400	3.562%	400	3.499%

Fixed Rate Notes:
Senior notes due 2019	2.200%	1,150	2.346%	1,150	2.346%
Senior notes due 2020	3.250%	500	3.389%	500	3.389%
Senior notes due 2020	2.150%	500	2.344%	500	2.344%
Senior notes due 2021	2.875%	750	2.993%	750	2.993%
Senior notes due 2022	3.800%	750	3.989%	750	3.989%
Senior notes due 2022	2.600%	1,000	2.678%	1,000	2.678%
Senior notes due 2023	2.750%	750	2.866%	750	2.866%
Senior notes due 2024	3.450%	750	3.531%	750	3.531%
Senior notes due 2027	3.600%	850	3.689%	850	3.689%
Senior notes due 2042	4.000%	750	4.114%	750	4.114%
Senior notes due 2056	6.000%	750	6.547%	750	6.547%
Total senior notes		9,300		9,300
Hedge accounting fair value adjustments		23		(10)
Unamortized discount and debt issuance costs		(49)		(55)
Other long-term borrowings		19		—
Less: Current portion of long-term debt		(2,050)		(1,550)
Total long-term debt		7,243		7,685

Short-Term Debt
Current portion of long-term debt		2,050		1,550
Hedge accounting fair value adjustments		(1)		(7)
Unamortized discount and debt issuance costs		(1)		(1)
Other short-term borrowings		15		4
Total short-term debt		2,063		1,546
Total Debt		$9,306		$9,231

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

The effective interest rates for our senior notes include the interest payable, the amortization of debt issuance costs and the amortization of any original issue discount on these senior notes. Interest on these senior notes is payable either quarterly or semiannually. Interest expense associated with these senior notes, including amortization of debt issuance costs, was approximately $79 million and $79 million during the three months ended June 30, 2019 and 2018, respectively, and $159 million and $160 million during the six months ended June 30, 2019 and 2018, respectively.

As of June 30, 2019 and December 31, 2018, the estimated fair value of these senior notes, using Level 2 inputs, was approximately $9.4 billion and $9.0 billion, respectively.

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. As of June 30, 2019, there were no commercial paper notes outstanding.

Credit Agreement

As of June 30, 2019, no borrowings were outstanding under our $2 billion credit agreement. However, as described above, we have an up to $1.5 billion commercial paper program and therefore maintain $1.5 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due. As a result, $500 million of borrowing capacity was available as of June 30, 2019 for other purposes permitted by the credit agreement. The credit agreement includes customary representations, warranties, affirmative and negative covenants, including financial covenants, events of default and indemnification provisions in favor of the banks. The negative covenants include restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case, subject to certain exceptions. The financial covenants require us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio. The events of default include the occurrence of a change of control (as defined in the credit agreement) with respect to us.

We were in compliance with all covenants in our outstanding debt instruments during the six months ended June 30, 2019.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10 — Leases

We have operating and finance leases for office space, data and fulfillment centers, and other corporate assets that we utilize under lease arrangements.

The following table provides a summary of leases by balance sheet location as of June 30, 2019 (in millions):

		As of
	Balance Sheet Location	June 30, 2019
Assets
Operating	Operating lease right-of-use assets	$670
Finance	Property and equipment, net (1)	29
Total leased assets		$699

Liabilities
Operating - current	Accrued expenses and other current liabilities	$170
Finance - current	Short-term debt	9
Operating - noncurrent	Operating lease liabilities	519
Finance - noncurrent	Long-term debt	19
Total lease liabilities		$717

(1)	Recorded net of accumulated amortization of $1 million as of June 30, 2019.

The components of lease expense for the three and six months ended June 30, 2019 were as follows (in millions):

Lease Costs	Statement of Income Location	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Finance lease cost:
Amortization of right-of-use assets	Cost of net revenues	$1	$1
Interest on lease liabilities	Interest and other, net	$—	—
Operating lease cost (2)	Cost of net revenues, Sales and marketing, Product development and General and administrative expenses	$53	$105
Total lease cost		$54	$106

(2)	Includes variable lease payments and sublease income that were immaterial during the three and six months ended June 30, 2019.

Maturity of lease liabilities under our non-cancelable operating and financing leases as of June 30, 2019 are as follows (in millions):

	Operating	Finance
Remaining 2019	$101	$5
2020	165	11
2021	151	11
2022	132	3
2023	88	—
Thereafter	119	—
Total lease payments	756	30
Less interest	(67)	(2)
Present value of lease liabilities	$689	$28

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum rental payments under our non-cancelable operating leases as of December 31, 2018 were as follows (in millions):

Leases (3)
2019	$136
2020	104
2021	91
2022	76
2023	51
Thereafter	119
Total minimum lease payments	$577

(3)	Amounts are based on ASC 840, Leases that were superseded upon our adoption of ASC 842, Leases on January 1, 2019.

The following table provides a summary of our lease terms and discount rates for the six months ended June 30, 2019:

Six Months Ended June 30, 2019
Weighted Average Remaining Lease Term
Operating leases	4.96 years

Weighted Average Discount Rate
Operating leases	3.50%

Supplemental information related to our leases for the three and six months ended June 30, 2019 is as follows (in millions):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$48	$98
Operating cash flows from finance leases	$—	$—
Financing cash flows from finance leases	$2	$2

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$21	$39
Finance leases	$30	$30

Note 11 – Balance Sheet Components

Contract Balances

Accounts receivable represents amounts invoiced and revenue recognized prior to invoicing when we have satisfied our performance obligation and have the unconditional right to payment. The allowance for doubtful accounts and authorized credits is estimated based upon our assessment of various factors including historical experience, the age of the accounts receivable balances, current economic conditions and other factors that may affect our customers’ ability to pay. The allowance for doubtful accounts and authorized credits was $117 million and $106 million as of June 30, 2019 and December 31, 2018, respectively.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred revenue consists of fees received related to unsatisfied performance obligations at the end of the period. Due to the generally short-term duration of contracts, the majority of the performance obligations are satisfied in the following reporting period. The amount of revenue recognized for the six month period ended June 30, 2019 that was included in the deferred revenue balance at the beginning of the period was $89 million. The amount of revenue recognized for the six month period ended June 30, 2018 that was included in the deferred revenue balance at the beginning of the period was $90 million.

Note 12 — Commitments and Contingencies

Off-Balance Sheet Arrangements

As of June 30, 2019, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

We have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under the arrangement. As of June 30, 2019, we had a total of $3.0 billion in aggregate cash deposits, partially offset by $2.9 billion in cash withdrawals, held within the financial institution under the cash pooling arrangement.

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

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable were not material for the six months ended June 30, 2019. Except as otherwise noted for the proceedings described in this Note 12, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to significant uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material. Legal fees are expensed as incurred.

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

In January 2018, our Board authorized a $6.0 billion stock repurchase program and in January 2019, our Board authorized an additional $4.0 billion stock repurchase program. These stock repurchase programs have no expiration from the date of authorization. The stock repurchase activity under our stock repurchase programs during the six months ended June 30, 2019 is summarized as follows (in millions, except per share amounts):

	Shares Repurchased (1)	Average Price per Share (2)	Value of Shares Repurchased (2)	Remaining Amount Authorized
Balance as of January 1, 2019				$3,151
Authorization of additional plan in January 2019				4,000
Repurchase of shares of common stock	82	$36.74	$3,000	(3,000)
Balance as of June 30, 2019				$4,151

(1)	These repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. None of the repurchased shares of common stock have been retired.

(2)	Excludes broker commissions.

Dividends

The company paid a total of $120 million in cash dividends during the three months ended June 30, 2019 and $245 million in cash dividends during the six months ended June 30, 2019. In July 2019, our Board of Directors declared a cash dividend of $0.14 per share of common stock to be paid on September 20, 2019 to shareholders of record as of September 3, 2019.

Note 14 — Employee Benefit Plans

Restricted Stock Unit Activity

The following table presents restricted stock unit (“RSU”) activity (including performance-based RSUs that have been earned) under our equity incentive plans as of and for the six months ended June 30, 2019 (in millions):

Units
Outstanding as of January 1, 2019	34
Awarded	16
Vested	(9)
Forfeited	(5)
Outstanding as of June 30, 2019	36

The weighted average grant date fair value for RSUs awarded during the six months ended June 30, 2019 was $37.50 per share.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation Expense

The impact on our results of operations of recording stock-based compensation expense for the three and six months ended June 30, 2019 and 2018 was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of net revenues	$15	$16	$29	$29
Sales and marketing	25	31	48	56
Product development	54	58	99	103
General and administrative	45	46	84	83
Total stock-based compensation expense	$139	$151	$260	$271
Capitalized in product development	$3	$4	$6	$7

Note 15 — Income Taxes

We are subject to both direct and indirect taxation in the U.S. and various states and foreign jurisdictions. We are under examination by certain tax authorities for the 2008 to 2017 tax years. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these or other examinations. The material jurisdictions where we are subject to potential examination by tax authorities for tax years after 2007 include, among others, the U.S. (Federal and California), Germany, Korea, Israel, Switzerland and the United Kingdom.

Although the timing of the resolution and/or closure of audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. Given the number of years remaining subject to examination and the number of matters being examined, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits. We expect the gross amount of unrecognized tax benefits to be reduced within the next twelve months by at least $191 million.

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion invalidating the regulations relating to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was issued by the Tax Court in December 2015. The IRS appealed the decision in June 2016. On July 24, 2018, the Ninth Circuit Federal Court issued a decision that was subsequently withdrawn and a reconstituted panel has conferred on the appeal. On June 7, 2019, the Ninth Circuit Federal Court upheld the cost-sharing regulations. It has not been determined if this ruling will be appealed as of the date of our filing. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits or obligations, and the risk of the Tax Court’s decision being overturned upon appeal, we have not recorded any benefit or expense as of June 30, 2019. We will continue to monitor ongoing developments and potential impacts to our consolidated financial statements.

Note 16 — Accumulated Other Comprehensive Income

The following tables summarize the changes in AOCI for the three and six months ended June 30, 2019 and 2018 (in millions):

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of March 31, 2019	$27	$(16)	$430	$23	$464
Other comprehensive income (loss) before reclassifications	25	16	(20)	(10)	11
Less: Amount of gain (loss) reclassified from AOCI	14	—	—	(3)	11
Net current period other comprehensive income (loss)	11	16	(20)	(7)	—
Balance as of June 30, 2019	$38	$—	$410	$16	$464

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2018	$68	$(56)	$462	$24	$498
Other comprehensive income (loss) before reclassifications	4	56	(52)	(15)	(7)
Less: Amount of gain (loss) reclassified from AOCI	34	—	—	(7)	27
Net current period other comprehensive income (loss)	(30)	56	(52)	(8)	(34)
Balance as of June 30, 2019	$38	$—	$410	$16	$464

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of March 31, 2018	$(86)	$(51)	$880	$57	$800
Other comprehensive income (loss) before reclassifications	116	(2)	(325)	(24)	(235)
Less: Amount of gain (loss) reclassified from AOCI	(21)	—	—	5	(16)
Net current period other comprehensive income (loss)	137	(2)	(325)	(29)	(219)
Balance as of June 30, 2018	$51	$(53)	$555	$28	$581

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2017	$(57)	$(15)	$748	$41	$717
Other comprehensive income (loss) before reclassifications	59	(39)	(193)	(2)	(175)
Less: Amount of gain (loss) reclassified from AOCI	(49)	(1)	—	11	(39)
Net current period other comprehensive income (loss)	108	(38)	(193)	(13)	(136)
Balance as of June 30, 2018	$51	$(53)	$555	$28	$581

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a summary of reclassifications out of AOCI for the three and six months ended June 30, 2019 and 2018 (in millions):

Details about AOCI Components	Affected Line Item in the Statement of Income	Amount of Gain (Loss) Reclassified From AOCI
		Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
Gains (losses) on cash flow hedges - foreign exchange contracts	Net Revenues	$13	$(21)	$33	$(49)
	Cost of net revenues	1	—	1	—
	Total, from continuing operations before income taxes	14	(21)	34	(49)
	Provision for income taxes	(3)	5	(7)	11
	Total, net of income taxes	11	(16)	27	(38)

Unrealized gains (losses) on investments	Interest and other, net	—	—	—	(1)
	Total, net of income taxes	—	—	—	(1)

Total reclassifications for the period	Total, net of income taxes	$11	$(16)	$27	$(39)

Note 17 — Restructuring

The following table summarizes restructuring reserve activity during the six months ended June 30, 2019 (in millions):

Employee Severance and Benefits
Accrued liability as of January 1, 2019	$8
Charges	41
Payments	(39)
Accrued liability as of June 30, 2019	$10

In February 2019, management approved a plan to drive operational improvement that included the reduction of workforce, primarily in our Marketplace segment. We incurred pre-tax restructuring charges of approximately $41 million, which were primarily related to employee severance and benefits. The reduction was substantially completed in the first quarter of 2019. During the six months ended June 30, 2018, we incurred pre-tax restructuring charges of approximately $84 million related to a strategic global workforce reduction that was substantially completed in the second quarter of 2018. Restructuring charges are included in general and administrative expenses in the condensed consolidated statement of income.

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

Quarter Highlights

Net revenues increased 2% to $2.7 billion during the three months ended June 30, 2019 compared to the same period in 2018. FX-Neutral net revenue increased 4% during the three months ended June 30, 2019 compared to the same period in 2018. Operating margin increased to 20.9% for the three months ended June 30, 2019 compared to 15.4% for the same period in 2018. Diluted earnings per share decreased to $0.46 during the three months ended June 30, 2019 compared to $0.64 in the same period in 2018.

We generated cash flow from continuing operating activities of $744 million during the three months ended June 30, 2019 compared to $372 million in the same period in 2018. During the three months ended June 30, 2019, we paid $120 million in cash dividends.

RESULTS OF OPERATIONS

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

In the first quarter of 2019, we also announced several new initiatives with the goal of positioning eBay for ongoing success and value creation. These initiatives include an operating review and the commencement of a strategic review of our portfolio of assets, including StubHub and Classifieds.

Net Revenues

Seasonality

We expect transaction activity patterns on our platforms to mirror general consumer buying patterns and expect that these trends will continue. All of our segments have seasonal cadences that impact their revenues and margins. The following table sets forth sequential quarterly movements of our total net revenues for the periods presented (in millions, except percentages):

	Quarter Ended
	March 31	June 30	September 30	December 31
2017
Net revenues	$2,303	$2,419	$2,498	$2,707
% change from prior quarter	(7)%	5%	3%	8%
2018
Net revenues	$2,580	$2,640	$2,649	$2,877
% change from prior quarter	(5)%	2%	0%	9%
2019
Net revenues	$2,643	$2,687
% change from prior quarter	(8)%	2%

Net Revenues by Geography

Revenues are attributed to U.S. and international geographies primarily based upon the country in which the seller, platform that displays advertising, other service provider or customer, as the case may be, is located. The following table presents net revenues by geography for the periods presented (in millions, except percentages):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2019	2018	As Reported	2019	2018	As Reported
U.S.	$1,057	$1,055	—%	$2,115	$2,129	(1)%
Percentage of net revenues	39%	40%		40%	41%

International	1,630	1,585	3%	3,215	3,091	4%
Percentage of net revenues	61%	60%		60%	59%

Total net revenues	$2,687	$2,640	2%	$5,330	$5,220	2%

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

Net revenues included $13 million and $33 million of hedging gains during the three and six months ended June 30, 2019, respectively, as compared to $21 million and $49 million of hedging losses during the same periods in 2018. The hedging activity in net revenues specifically relates to hedges of net transaction revenues generated by our Marketplace segment. Foreign currency movements relative to the U.S. dollar had an unfavorable impact of $86 million on net revenues during the three months ended June 30, 2019 compared to a favorable impact of $70 million during the same period in 2018, and an unfavorable impact of $154 million on net revenues during the six months ended June 30, 2019 compared to a favorable impact of $179 million during the same period in 2018. The effect of foreign currency exchange rate movements during the three and six months ended June 30, 2019 compared to the same period in 2018 was primarily attributable to the strengthening of the U.S. dollar against the euro, British pound and Korean won.

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

The following table presents type of net revenues by segment for the periods presented (in millions, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
Net transaction revenues:
Marketplace	$1,887	$1,837	3%	$3,772	$3,629	4%
StubHub	243	240	1%	466	471	(1)%
Total	2,130	2,077	3%	4,238	4,100	3%
Marketing services and other revenues:
Marketplace	270	298	(9)%	547	608	(10)%
Classifieds	271	259	5%	527	505	4%
StubHub	21	6	**	28	7	**
Elimination of inter-segment net revenues	(5)	—	**	(10)	—	**
Total	557	563	(1)%	1,092	1,120	(2)%
Total net revenues	$2,687	$2,640	2%	$5,330	$5,220	2%

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

Take rate is defined as net transaction revenues divided by GMV.

The following table presents GMV and take rate by segment for the periods presented (in millions, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
GMV:
Marketplace	$21,484	$22,569	(5)%	$43,055	$45,116	(5)%
StubHub	1,117	1,060	5%	2,135	2,104	1%
Total	$22,601	$23,629	(4)%	$45,190	$47,220	(4)%

Transaction take rate:
Marketplace	8.78%	8.14%	0.64%	8.76%	8.04%	0.72%
StubHub	21.73%	22.68%	(0.95)%	21.84%	22.38%	(0.54)%
Total	9.42%	8.79%	0.63%	9.38%	8.68%	0.70%

Marketplace Net Transaction Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	As Reported	FX-Neutral	2019	2018	As Reported	FX-Neutral
	(In millions, except percentages)
Marketplace net transaction revenues (1)	$1,887	$1,837	3%	5%	$3,772	$3,629	4%	5%

Supplemental data:
Marketplace GMV	$21,484	$22,569	(5)%	(1)%	$43,055	$45,116	(5)%	(1)%
Marketplace take rate	8.78%	8.14%	0.64%		8.76%	8.04%	0.72%

(1)
Marketplace net transaction revenues were net of $13 million and $33 million hedging activity during the three and six months ended June 30, 2019, respectively. Marketplace net transaction revenues were net of $21 million and $49 million hedging activity during the three and six ended June 30, 2018, respectively.

Marketplace net transaction revenues increased during the three and six months ended June 30, 2019 compared to the same periods in 2018 primarily due to growth in promoted listing fees, higher take rate and our acquisition of Giosis in the second quarter of 2018. Marketplace transaction take rate was higher during the three and six months ended June 30, 2019 compared to the same periods in 2018, primarily due to category mix and growth in promoted listing fees, which along with final value fees are calculated as a percentage of an items sale price.

The increase in Marketplace net transaction revenues during the three and six months ended June 30, 2019 compared to the same periods in 2018 was due to take rate considerations discussed above, despite declining Marketplace GMV. We expect that the divergence between Marketplace net transaction revenues and Marketplace GMV to continue throughout 2019.

StubHub Net Transaction Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	As Reported	FX-Neutral	2019	2018	As Reported	FX-Neutral
	(In millions, except percentages)
StubHub net transaction revenues	$243	$240	1%	1%	$466	$471	(1)%	(1)%

Supplemental data:
StubHub GMV	$1,117	$1,060	5%	6%	$2,135	$2,104	1%	2%
StubHub take rate	21.73%	22.68%	(0.95)%		21.84%	22.38%	(0.54)%

The increase in StubHub net transaction revenues during the three months ended June 30, 2019 compared to the same period in 2018 was primarily driven by an increase in the GMV of sporting events partially offset by lower take rate. The decrease in StubHub transaction take rate during the three months ended June 30, 2019 compared to the same period in 2018 was primarily due to pricing changes and event mix on the platform.

The decrease in StubHub net transaction revenues during the six months ended June 30, 2019 compared to the same period in 2018 was primarily driven by lower take rate partially offset by an increase in the GMV of sporting events. The decrease in StubHub transaction take rate during the six months ended June 30, 2019 compared to the same period in 2018 was primarily due to pricing changes, event mix on the platform and buyer incentives, which are accounted for as a reduction of StubHub net transaction revenues.

Marketing Services and Other Revenues

	Three Months Ended June 30,		% Change		Six Months Ended June 30,		% Change
	2019	2018	As Reported	FX-Neutral	2019	2018	As Reported	FX-Neutral
	(In millions, except percentages)
Marketplace	$270	$298	(9)%	(6)%	$547	$608	(10)%	(7)%
Classifieds	271	259	5%	12%	527	505	4%	12%
StubHub	21	6	**	**	28	7	**	**
Elimination of inter-segment net revenues	(5)	—	**	**	(10)	—	**	**
Total MS&O revenues	$557	$563	(1)%	4%	$1,092	$1,120	(2)%	2%

Marketplace MS&O Revenues

The decrease in Marketplace MS&O revenues during the three and six months ended June 30, 2019 compared to the same periods in 2018 was primarily due to a decrease in advertising revenues that was driven by our ongoing shift to promoted listing fees, which are recognized in net transaction revenues.

Classifieds MS&O Revenues

The increase in Classifieds MS&O revenues during the three and six months ended June 30, 2019 compared to the same periods in 2018 was primarily driven by increased revenues from our Classifieds horizontal and vertical motors platforms primarily in Germany.

StubHub MS&O Revenues

The increase in StubHub MS&O revenues during the three and six months ended June 30, 2019 compared to the same periods in 2018 was primarily related to growth in revenues from first party inventory sales from sporting events.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
Cost of net revenues	$630	$597	6%	$1,231	$1,156	7%
Percentage of net revenues	23.4%	22.6%		23.1%	22.1%

Cost of net revenues, net of immaterial hedging activities, was favorably impacted by $21 million attributable to foreign currency movements relative to the U.S. dollar during the three months ended June 30, 2019 compared to the same period in 2018. Cost of net revenues, net of immaterial hedging activities, was favorably impacted by $36 million attributable to foreign currency movements relative to the U.S. dollar during the six months ended June 30, 2019 compared to the same period in 2018.

The increase in cost of net revenues during the three and six months ended June 30, 2019 compared to the same periods in 2018 was primarily due to an increase in site operations, payment processing, and cost of first party inventory as we continue to increase investments in these areas.

Operating Expenses

The following table presents operating expenses (in millions, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
Sales and marketing	$817	$838	(2)%	$1,559	$1,594	(2)%
Percentage of net revenues	30%	32%		29%	31%
Product development	322	352	(9)%	619	686	(10)%
Percentage of net revenues	12%	13%		12%	13%
General and administrative	274	368	(26)%	583	638	(9)%
Percentage of net revenues	10%	14%		11%	12%
Provision for transaction losses	71	66	9%	143	138	3%
Percentage of net revenues	3%	3%		3%	3%
Amortization of acquired intangible assets	12	13	(8)%	25	23	9%
Total operating expenses	$1,496	$1,637	(9)%	$2,929	$3,079	(5)%

Foreign currency movements relative to the U.S. dollar had a favorable impact of $42 million on operating expenses during the three months ended June 30, 2019 compared to the same period in 2018 and a favorable impact of $78 million on operating expenses during the six months ended June 30, 2019 compared to the same period in 2018. There was no hedging activity within operating expenses during the three and six months ended June 30, 2019.

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

The decrease in sales and marketing expense during the three months ended June 30, 2019 compared to the same period in 2018 was primarily due to a favorable impact from foreign currency movements relative to the U.S. dollar, partially offset by an increase in marketing program costs.

The decrease in sales and marketing expense during the six months ended June 30, 2019 compared to the same period in 2018 was primarily due to a favorable impact from foreign currency movements relative to the U.S. dollar and a decrease in employee-related cost, partially offset by user coupons and rewards largely driven by our Japan platform acquired in the second quarter of 2018.

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

The decrease in product development expenses during the three and six months ended June 30, 2019 compared to the same periods in 2018 was primarily due to decreases in employee-related costs and depreciation on equipment.

Capitalized internal use and platform development costs were $31 million and $69 million in the three and six months ended June 30, 2019 compared to $36 million and $73 million for the same periods in 2018. These costs are primarily reflected as a cost of net revenues when amortized in future periods.

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

The decrease in general and administrative expenses during the three and six months ended June 30, 2019 compared to the same periods in 2018 was primarily due to restructuring costs related to our global workforce reduction in 2018.

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

The change in provision for transaction losses was not significant during the three and six months ended June 30, 2019 compared to the same periods in 2018.

Income from Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
Income from operations	$561	$406	38%	$1,170	$985	19%
Operating margin	20.9%	15.4%		21.9%	18.9%

The increase in income from operations during the three months ended June 30, 2019 compared to the same period in 2018 was primarily due to a decrease in corporate and other costs, largely related to employee compensation and restructuring in 2018. The increase in income from our Marketplace segment was primarily due to a decrease in Marketplace’s operating expenses that was largely attributable to a decrease in employee-related costs. Income from our StubHub and Classifieds segments was not a significant contributor to the increase in total income from operations during the three months ended June 30, 2019 as compared to the same period in 2018.

The increase in income from operations during the six months ended June 30, 2019 compared to the same period in 2018 was primarily due to an increase in income from our Marketplace segment and a decrease in corporate and other costs, largely related to employee compensation and restructuring in 2018. Income from our StubHub and Classifieds segments was not a significant contributor to the increase in total income from operations during the six months ended June 30, 2019 as compared to the same period in 2018.

Interest and Other, Net

Interest and other, net primarily consists of interest earned on cash, cash equivalents and investments, as well as foreign exchange transaction gains and losses, gains and losses due to changes in fair value of the warrant received from Adyen, our portion of operating results from investments accounted for under the equity method of accounting, investment gain/loss on acquisitions or disposals and interest expense, consisting of interest charges on any amounts borrowed and commitment fees on unborrowed amounts under our credit agreement and interest expense on our outstanding debt securities and commercial paper, if any. The following table presents interest and other, net (in millions, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
Total interest and other, net	$(51)	$301	**	$13	$269	**
Percentage of net revenues	(2)%	11%		—%	5%

The decrease in interest and other, net during the three and six months ended June 30, 2019 compared to the same period in 2018 was primarily attributable to the gain recognized on the relinquishment of our existing equity method investment in Giosis in 2018 and the change in fair value of the warrant.

Income Tax Provision

The following table presents provision for income taxes (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income tax provision	$107	$69	$259	$209
Effective tax rate	20.9%	9.7%	21.9%	16.6%

The increase in our effective tax rate for the three and six months ended June 30, 2019 compared to the same periods in 2018 was primarily related to a non-taxable gain in 2018 related to our equity method investment in Giosis that did not recur in 2019, partially offset by a lower tax benefit from stock-based compensation.  In addition, our effective tax rate for the period ended June 30, 2019 was unfavorably impacted by a negotiated reduction in the tax basis of the intangible assets in our foreign Classifieds platforms mostly offset by a reduction in the related deferred tax liability associated with the U.S. minimum tax on foreign earnings and a benefit due to the enacted New York state legislation regarding the taxability of foreign earnings.

The realignment of our legal structure, substantially completed in 2018, allows us to achieve certain foreign cash tax benefits due to the step-up in tax basis achieved in certain foreign jurisdictions. We expect these cash tax benefits to remain consistent, subject to the performance of our foreign platforms, for a period in excess of 10 years. The realignment primarily impacted our international entities. However, U.S. tax reform and the new U.S. minimum tax on foreign earnings will reduce our expected consolidated cash tax benefits.

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

The following tables set forth a reconciliation of FX-Neutral GMV and FX-Neutral net revenues (each as defined below) to our reported GMV and net revenues for the periods presented (in millions, except percentages):

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	As Reported	Exchange Rate Effect(1)(3)	FX-Neutral(2)	As Reported	As Reported % Change	FX-Neutral % Change
GMV:
Marketplace	$21,484	$(930)	$22,414	$22,569	(5)%	(1)%
StubHub	1,117	(7)	1,124	1,060	5%	6%
Total GMV	$22,601	$(937)	$23,538	$23,629	(4)%	—%

Net Revenues
Net transaction revenues:
Marketplace	$1,887	$(57)	$1,944	$1,837	3%	5%
StubHub	243	—	243	240	1%	1%
Total	2,130	(57)	2,187	2,077	3%	4%
Marketing services and other revenues:
Marketplace	270	(11)	281	298	(9)%	(6)%
Classifieds	271	(18)	289	259	5%	12%
StubHub	21	—	21	6	**	**
Elimination of inter-segment net revenue	(5)	—	(5)	—	**	**
Total	557	(29)	586	563	(1)%	4%
Total net revenues	$2,687	$(86)	$2,773	$2,640	2%	4%

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	As Reported	Exchange Rate Effect(1)(3)	FX-Neutral(2)	As Reported	As Reported % Change	FX-Neutral % Change
GMV:
Marketplace	$43,055	$(1,713)	$44,768	$45,116	(5)%	(1)%
StubHub	2,135	(11)	2,146	2,104	1%	2%
Total GMV	$45,190	$(1,724)	$46,914	$47,220	(4)%	(1)%

Net transaction revenues:
Marketplace	$3,772	$(96)	$3,868	$3,629	4%	5%
StubHub	466	(2)	468	471	(1)%	(1)%
Total net transaction revenues	4,238	(98)	4,336	4,100	3%	5%
Marketing services and other revenues:
Marketplace	547	(19)	566	608	(10)%	(7)%
Classifieds	527	(37)	564	505	4%	12%
StubHub, Corporate and other	28	—	28	7	**	**
Elimination of inter-segment net revenue	(10)	—	(10)	—	**	**
Total marketing services and other revenues	1,092	(56)	1,148	1,120	(2)%	2%
Total net revenues	$5,330	$(154)	$5,484	$5,220	2%	4%

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

(3)
Marketplace net transaction revenues were net of $13 million and $33 million hedging activity during the three and six months ended June 30, 2019, respectively. Marketplace net transaction revenues were net of $21 million and $49 million hedging activity during the three and six ended June 30, 2018, respectively.

Liquidity and Capital Resources

Cash Flows

	Six Months Ended June 30,
	2019	2018
	(In millions)
Net cash provided by (used in):
Operating activities	$1,294	$867
Investing activities	1,286	1,547
Financing activities	(3,258)	(2,867)
Effect of exchange rates on cash, cash equivalents and restricted cash	(20)	(51)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(698)	$(504)

Operating Activities

Cash provided by operating activities of $1,294 million in the six months ended June 30, 2019 was primarily attributable to net income of $920 million with adjustments of $344 million in depreciation and amortization, $260 million in stock-based compensation, $143 million in provision for transaction losses, $71 million for deferred income taxes, partially offset by a decrease of $344 million in changes in assets and liabilities, net of acquisition effects, and an adjustment to net income of $105 million for changes in the fair value of the warrant.

Investing Activities

Cash provided by investing activities of $1,286 million in the six months ended June 30, 2019 was primarily attributable to proceeds of $25.8 billion from the maturities and sales of investments, partially offset by cash paid for investments of $24.2 billion, property and equipment of $319 million and acquisitions of $93 million.

Financing Activities

Cash used in financing activities of $3.3 billion in the six months ended June 30, 2019 was primarily attributable to cash paid to repurchase $2.9 billion of common stock and pay $245 million of cash dividends.

The negative effect of exchange rate movements on cash, cash equivalents and restricted cash was due to the strengthening of the U.S. dollar against other currencies, primarily the Korean won during the six months ended June 30, 2019 compared to the 2018 year-end rate.

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

During the six months ended June 30, 2019, we repurchased approximately $3.0 billion of our common stock under our stock repurchase programs. As of June 30, 2019, a total of approximately $4.2 billion remained available for future repurchases of our common stock under our stock repurchase programs.

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

Dividends

The company paid a total of $120 million in cash dividends during the three months ended June 30, 2019 and $245 million in cash dividends during the six months ended June 30, 2019. In July 2019, our Board of Directors declared a cash dividend of $0.14 per share of common stock to be paid on September 20, 2019 to shareholders of record as of September 3, 2019.

Shelf Registration Statement and Debt

Shelf Registration

As of June 30, 2019, we had an effective shelf registration statement on file with the Securities and Exchange Commission that allows us to issue various types of debt securities, as well as common stock, preferred stock, warrants, depositary shares representing fractional interest in shares of preferred stock, purchase contracts and units from time to time in one or more offerings. Each issuance under the shelf registration statement will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. The registration statement does not limit the amount of securities that may be issued thereunder. Our ability to issue securities is subject to market conditions and other factors including, in the case of our debt securities, our credit ratings and compliance with the covenants in our credit agreement.

Senior Notes

As of June 30, 2019, we had floating- and fixed-rate senior notes outstanding for an aggregate principal amount of $9.3 billion. The net proceeds from the issuances of these senior notes are used for general corporate purposes, including, among other things, capital expenditures, share repurchases, repayment of indebtedness and possible acquisitions. The floating rate notes are not redeemable prior to maturity. On and after March 1, 2021, we may redeem some or all of the 6.000% fixed rate notes due 2056 at any time and from time to time prior to their maturity, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest. We may redeem some or all of the other fixed rate notes of each series at any time and from time to time prior to their maturity, generally at a make-whole redemption price plus accrued and unpaid interest. If a change of control triggering event occurs with respect to the 2.150% fixed rate notes due 2020, the 3.800% fixed rate notes due 2022, the floating rate notes due 2023, the 2.750% fixed rate notes due 2023, the 3.600% fixed rate notes due 2027 or the 6.000% fixed rate notes due 2056, we must, subject to certain exceptions, offer to repurchase all of the notes of the applicable series at a price equal to 101% of the principal amount plus accrued and unpaid interest. For additional details related to our senior notes, please see “Note 9 – Debt” to the condensed consolidated financial statements included in this report.

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

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. As of June 30, 2019, there were no commercial paper notes outstanding.

Credit Agreement

As of June 30, 2019, no borrowings were outstanding under our $2 billion credit agreement. However, as described above, we have an up to $1.5 billion commercial paper program and therefore maintain $1.5 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due. As a result, $500 million of borrowing capacity was available as of June 30, 2019 for other purposes permitted by the credit agreement. The credit agreement includes customary representations, warranties, affirmative and negative covenants, including financial covenants, events of default and indemnification provisions in favor of the banks. The negative covenants include restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case, subject to certain exceptions. The financial covenants require us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio. The events of default include the occurrence of a change of control (as defined in the credit agreement) with respect to us.

We were in compliance with all covenants in our outstanding debt instruments for the six months ended June 30, 2019.

Credit Ratings

As of June 30, 2019, we were rated investment grade by Standard and Poor’s Financial Services, LLC (long-term rated BBB+, short-term rated A-2, with a stable outlook), Moody’s Investor Service (long-term rated Baa1, short-term rated P-2, with a stable outlook), and Fitch Ratings, Inc. (long-term rated BBB, short-term rated F-2, with a stable outlook). We disclose these ratings to enhance the understanding of our sources of liquidity and the effects of our ratings on our costs of funds. Our borrowing costs depend, in part, on our credit ratings and any further actions taken by these credit rating agencies to lower our credit ratings, as described above, will likely increase our borrowing costs.

Liquidity and Capital Resource Requirements

As of June 30, 2019 and December 31, 2018, we had assets classified as cash and cash equivalents, as well as short-term and long-term non-equity investments, in an aggregate amount of $6.3 billion and $8.6 billion, respectively. As of June 30, 2019, this amount included assets held in certain of our foreign operations totaling approximately $5.8 billion. As we repatriate these funds to the U.S., we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs. We have accrued deferred taxes for the tax effect of repatriating the funds to the U.S.

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

In July 2019, we announced that we would receive an ownership interest in Paytm Mall in exchange for a $160 million cash investment. We signed the definitive agreement and we expect to close the transaction in the third quarter of 2019.

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

Off-Balance Sheet Arrangements

As of June 30, 2019, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

We have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under the arrangement. As of June 30, 2019, we had a total of $3.0 billion in aggregate cash deposits, partially offset by $2.9 billion in cash withdrawals, held within the financial institution under the cash pooling arrangement.

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

The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our cash equivalents and short-term and long-term investments in a variety of asset types, including bank deposits, government bonds and corporate debt securities. As of June 30, 2019, approximately 24% of our total cash and investments was held in cash and cash equivalents. As such, changes in interest rates will impact interest income. As discussed below, the fair market values of our fixed rate securities may be adversely affected due to a rise in interest rates, and we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates.

As of June 30, 2019, the balance of our corporate debt and government bond securities was $4.7 billion, which represented approximately 74% of our total cash and investments. Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate investment securities may be adversely impacted due to a rise in interest rates. In general, fixed-rate securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease and may also suffer a decline in market value if interest rates increase. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease in the fair value of our investments of $23 million and $44 million as of June 30, 2019 and December 31, 2018, respectively.

As of June 30, 2019, we had an aggregate principal amount of $9.3 billion of outstanding senior notes, of which 91% bore interest at fixed rates. We entered into $2.4 billion of interest rate swap agreements that have the economic effect of modifying the fixed interest obligations associated with $1.15 billion of our 2.200% senior notes due July 2019, $750 million of our 2.875% senior notes due July 2021, and $500 million of our 3.450% senior notes due July 2024 so that the interest payable on those notes effectively became variable based on LIBOR plus a spread. Further changes in interest rates will impact interest expense on any borrowings under our revolving credit facility, which bear interest at floating rates, and the interest rate on any commercial paper borrowings we make and any debt securities we may issue in the future and, accordingly, will impact interest expense. For additional details related to our debt, see “Note 9 – Debt” to the condensed consolidated financial statements included in this report.

Equity Price Risk

Equity Investments

Our equity investments are primarily investments in privately-held companies. Our consolidated results of operations include, as a component of interest and other, net, our share of the net income or loss of the equity investments accounted for under the equity method of accounting. Equity investments without readily determinable fair values are accounted for at cost, less impairment and adjusted for subsequent observable price changes obtained from orderly transactions for identical or similar investments issued by the same investee. Such changes in the basis of the equity investment are recognized in interest & other, net. As of June 30, 2019, our equity investments totaled $153 million, which represented approximately 2% of our total cash and investments, and were primarily related to equity investments without readily determinable fair values.

Warrant

We entered into a warrant agreement in conjunction with a commercial agreement with Adyen that, subject to meeting certain conditions, entitles us to acquire a fixed number of shares up to 5% of Adyen’s fully diluted issued and outstanding share capital at a specific date. The warrant is accounted for as a derivative instrument under ASC Topic 815, Derivatives and Hedging. Changes in Adyen’s common stock price and equity volatility may have a significant impact on the value of the warrant. As of June 30, 2019, a one dollar change in Adyen’s common stock, holding other factors constant, would increase or decrease the fair value of the warrant by approximately $1 million. For additional details related to the warrant, please see “Note 7 – Derivative Instruments” to our condensed consolidated financial statements included in this report.

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

The following table illustrates the fair values of outstanding foreign exchange contracts designated as cash flow hedges and net investment hedges, and the before-tax effect on fair values of a hypothetical adverse change in the foreign exchange rates that existed as of June 30, 2019. The sensitivity for foreign currency contracts is based on a 20% adverse change in foreign exchange rates, against relevant functional currencies.

	Fair Value Asset/(Liability)	Fair Value Sensitivity
	(In millions)
Foreign exchange contracts - Cash flow hedges	$51	$(125)
Foreign exchange contracts - Net investment hedges	$(3)	$(31)

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

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $29 million as of June 30, 2019 taking into consideration the offsetting effect of foreign exchange forwards in place as of June 30, 2019.

Item 4:	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2019.

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

We face increased competitive pressure online and offline. In particular, the competitive norm for, and the expected level of service from, ecommerce and mobile commerce has significantly increased due to, among other factors, improved user experience, greater ease of buying goods, lower (or no) shipping costs, faster shipping times and more favorable return policies. In addition, certain platform businesses, such as Alibaba, Amazon, Apple, Facebook and Google, many of whom are larger than us or have greater capitalization, have a dominant and secure position in other industries or certain significant markets, and offer other goods and services to consumers and merchants that we do not offer. If we are unable to change our products, offerings and services in ways that reflect the changing demands of ecommerce and mobile commerce marketplaces, particularly the higher growth of sales of fixed-price items and higher expected service levels (some of which depend on services provided by sellers on our platforms), or compete effectively with and adapt to changes in larger platform businesses, our business will suffer.

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

Consumers who might use our sites to buy goods have a wide variety of alternatives, including traditional department, warehouse, boutique, discount and general merchandise stores (as well as the online and mobile operations of these traditional retailers), online retailers and their related mobile offerings, online and offline classified services and other shopping channels, such as offline and online home shopping networks. In the United States, these include Amazon.com, Facebook, Google, Wal-Mart, Target, Macy’s, JC Penney, Costco, Office Depot/OfficeMax, Staples, Sam’s Club, Rakuten, MSN, QVC and HSN, among others. In addition, consumers have a large number of online and offline channels focused on one or more of the categories of products offered on our site.

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

These events and conditions, including uncertainties and instability in economic and market conditions caused by the United Kingdom’s vote to exit the European Union (known as “Brexit”) and any outcomes resulting from that vote, could have a negative and adverse impact on companies and customers with which we do business or cause us to write down our assets or investments. The United Kingdom and the European Union agreed to an extension of the deadline for withdrawal until October 31, 2019. If no agreement is reached before the deadline and the United Kingdom leaves the European Union at the deadline without an agreement in place, there would be significant trade barriers between the European Union and the United Kingdom. Because we have global operations, including in the United Kingdom and the European Union, we face certain risks due to the uncertainty and the potential disruptions surrounding Brexit. There may be volatility in exchange rates and depressed investment and consumer confidence that could adversely affect United Kingdom, regional, and worldwide economic and market conditions. In addition, customs delays, increased tariffs, and non-tariff barriers could all adversely affect cross-border trade flows between the United Kingdom and the European Union, any of which could harm our business.

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

Regulatory scrutiny of privacy, user data protection, use of data and data collection is increasing on a global basis. We are subject to a number of privacy and similar laws and regulations in the countries in which we operate and these laws and regulations will likely continue to evolve over time, both through regulatory and legislative action and judicial decisions. For example, the General Data Protection Regulation (“GDPR”) became effective in May 2018. The GDPR was designed to harmonize and enhance data privacy laws across Europe. Some of these laws impose requirements that are inconsistent with one another, yet regulators may claim that both apply. Complying with these varying national requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business and violations of privacy-related laws can result in significant penalties. In addition, compliance with these laws may restrict our ability to provide services to our customers that they may find to be valuable. A determination that there have been violations of laws relating to our practices under communications-based laws could expose us to significant damage awards, fines and other penalties that could, individually or in the aggregate, materially harm our business. In particular, because of the enormous number of texts, emails and other communications we send to our users, communications laws that provide a specified monetary damage award or fine for each violation (such as those described below) could result in particularly large awards or fines.

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

•
A portion of the tickets inventory sold by sellers on the StubHub platform is processed by StubHub in digital form. Systems failures, security breaches, theft or other disruptions that result in the loss of such sellers’ tickets inventory could result in significant costs and a loss of consumer confidence in our tickets business.

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

Multiple jurisdictions have enacted laws which require marketplaces to report user activity or collect and remit taxes on certain items sold on the marketplace. For example, we are collecting Australian GST on certain imports into Australia and remitting the GST to the Australian Tax Office. The majority of U.S. states have enacted laws or have pending legislation that require marketplace facilitators to collect and remit sales tax for some or all sellers using these marketplaces. The cost of complying with these new rules and the addition of taxes on certain items may harm our business.

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

We have experienced and will likely continue to experience system failures, denial-of-service attacks and other events or conditions from time to time that interrupt the availability or reduce the speed or functionality of our websites and mobile applications. These events have resulted and likely will result in loss of revenue. A prolonged interruption in the availability or reduction in the speed or other functionality of our websites and mobile applications could materially harm our business. Frequent or persistent interruptions in our services could cause current or potential users to believe that our systems are unreliable, leading them to switch to our competitors or to avoid our sites, and could permanently harm our reputation and brands. Moreover, to the extent that any system failure or similar event results in damages to our customers or their businesses, these customers could seek significant compensation from us for their losses and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address. We also rely on facilities, components and services supplied by third parties and our business may be materially adversely affected to the extent these components or services do not meet our expectations or these third parties cease to provide the services or facilities. In particular, a decision by any of our third party hosting providers to close a facility that we use could cause system interruptions and delays, result in loss of critical data and cause lengthy interruptions in our services. We do not carry business interruption insurance sufficient to compensate us for losses that may result from interruptions in our service as a result of systems failures and similar events.

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

We entered into a warrant agreement in conjunction with a commercial agreement with Adyen that entitles us to acquire a fixed number of shares of Adyen’s common stock subject to certain milestones being met. This warrant is accounted for as a derivative instrument under ASC Topic 815, Derivatives and Hedging. Changes in Adyen’s common stock price and equity volatility may have a significant impact on the value of this warrant. We report this warrant on a quarterly basis at fair value in our condensed consolidated balance sheets, and changes in the fair value of this warrant are recognized in our condensed consolidated statement of income. Fluctuations in Adyen’s common stock or other changes in assumptions could result in material changes in the fair value that we report in our condensed consolidated balance sheets and our condensed consolidated statement of income, which could have a material impact on our financial results.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchase activity during the three months ended June 30, 2019 was as follows:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet be Purchased Under the Programs (1)
April 30, 2019	9,734,489	$37.42	9,734,489	$5,286,692,845
May 31, 2019	16,065,116	$36.94	16,065,116	$4,693,249,197
June 30, 2019	14,068,078	$38.55	14,068,078	$4,150,981,017
	39,867,683		39,867,683

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
During the three months ended June 30, 2019, we repurchased approximately $1.5 billion of our common stock under our stock repurchase program. As of June 30, 2019, a total of approximately $4.2 billion remained available for future repurchases of our common stock under our stock repurchase program.
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

(2)	Excludes broker commissions.

Item 3:	Defaults Upon Senior Securities

Not applicable.

Item 4:	Mine Safety Disclosures

Not applicable.

Item 5:	Other Information

Not applicable.

Item 6:	Exhibits

The information required by this Item is set forth in the Index to Exhibits of this Quarterly Report.

INDEX TO EXHIBITS

Exhibit Number	Filed or furnished with this 10-Q	Description
3.01	X	Registrant’s Amended and Restated Certificate of Incorporation, effective April 27, 2012, together with a Certificate of Amendment, effective June 4, 2019.
3.02	X	Registrant’s Amended and Restated Bylaws, effective May 30, 2019.
10.01+	X	Offer Letter, dated February 1, 2017, between Registrant and Wendy Jones.
10.02+	X	Offer Letter, dated July 3, 2018, between Registrant and Wendy Jones.
31.01	X	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	X	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	X	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	X	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	X	XBRL Instance Document
101.SCH	X	XBRL Taxonomy Extension Schema Document
101.CAL	X	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	X	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	X	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	X	XBRL Taxonomy Extension Presentation Linkbase Document

+ Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eBay Inc.
Principal Executive Officer:

		By:	/s/ Devin N. Wenig
Devin N. Wenig
President and Chief Executive Officer
Date:	July 18, 2019
Principal Financial Officer:

		By:	/s/ Scott F. Schenkel
Scott F. Schenkel
Senior Vice President, Chief Financial Officer
Date:	July 18, 2019
Principal Accounting Officer:

		By:	/s/ Brian J. Doerger
Brian J. Doerger
Vice President, Chief Accounting Officer
Date:	July 18, 2019