Form 10-Q
period 2019-09-30
EBAY INC
filed 2019-10-25
CIK 1065088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
As of October 21, 2019, there were 813,525,054 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements
eBay Inc.
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2019	December 31, 2018
	(In millions, except par value)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$897	$2,202
Short-term investments	2,189	2,713
Accounts receivable, net	714	712
Other current assets	1,409	1,499
Total current assets	5,209	7,126
Long-term investments	1,446	3,778
Property and equipment, net	1,516	1,597
Goodwill	5,097	5,160
Intangible assets, net	79	92
Operating lease right-of-use assets	634	—
Deferred tax assets	4,374	4,792
Other assets	359	274
Total assets	$18,714	$22,819
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$518	$1,546
Accounts payable	296	286
Accrued expenses and other current liabilities	2,507	2,335
Deferred revenue	169	170
Income taxes payable	195	117
Total current liabilities	3,685	4,454
Operating lease liabilities	497	—
Deferred tax liabilities	2,620	2,925
Long-term debt	7,235	7,685
Other liabilities	1,407	1,474
Total liabilities	15,444	16,538
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value; 3,580 shares authorized; 819 and 915 shares outstanding	2	2
Additional paid-in capital	15,988	15,716
Treasury stock at cost, 870 and 763 shares	(30,396)	(26,394)
Retained earnings	17,315	16,459
Accumulated other comprehensive income	361	498
Total stockholders’ equity	3,270	6,281
Total liabilities and stockholders’ equity	$18,714	$22,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions, except per share amounts)
	(Unaudited)
Net revenues	$2,649	$2,649	$7,979	$7,869
Cost of net revenues	627	608	1,858	1,764
Gross profit	2,022	2,041	6,121	6,105
Operating expenses:
Sales and marketing	806	852	2,365	2,446
Product development	313	307	932	993
General and administrative	283	248	866	886
Provision for transaction losses	76	65	219	203
Amortization of acquired intangible assets	12	13	37	36
Total operating expenses	1,490	1,485	4,419	4,564
Income from operations	532	556	1,702	1,541
Interest and other, net	(142)	392	(129)	661
Income before income taxes	390	948	1,573	2,202
Income tax provision	(80)	(228)	(339)	(437)
Income from continuing operations	310	720	1,234	1,765
Income (loss) from discontinued operations, net of income taxes	—	1	(4)	5
Net income	$310	$721	$1,230	$1,770

Income per share - basic:
Continuing operations	$0.37	$0.74	$1.43	$1.78
Discontinued operations	—	—	—	—
Net income per share - basic	$0.37	$0.74	$1.43	$1.78

Income per share - diluted:
Continuing operations	$0.37	$0.73	$1.42	$1.76
Discontinued operations	—	—	—	—
Net income per share - diluted	$0.37	$0.73	$1.42	$1.76

Weighted-average shares:
Basic	830	974	863	992
Diluted	837	983	870	1,005

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
	(Unaudited)
Net income	$310	$721	$1,230	$1,770
Other comprehensive income, net of reclassification adjustments:
Foreign currency translation gains (losses)	(133)	(25)	(185)	(218)
Unrealized gains (losses) on investments, net	3	8	59	(30)
Tax benefit (expense) on unrealized gains (losses) on investments, net	—	(2)	(15)	8
Unrealized gains (losses) on hedging activities, net	35	(16)	5	92
Tax benefit (expense) on unrealized gains (losses) on hedging activities, net	(8)	4	(1)	(19)
Other comprehensive income (loss), net of tax	(103)	(31)	(137)	(167)
Comprehensive income (loss)	$207	$690	$1,093	$1,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
	(Unaudited)
Common stock:
Balance, beginning of period	$2	$2	$2	$2
Common stock issued	—	—	—	—
Common stock repurchased/forfeited	—	—	—	—
Balance, end of period	2	2	2	2
Additional paid-in-capital:
Balance, beginning of period	15,911	15,478	15,716	15,293
Common stock and stock-based awards issued	2	3	57	70
Tax withholdings related to net share settlements of restricted stock units and awards	(43)	(36)	(162)	(189)
Stock-based compensation	116	125	376	396
Other	2	1	1	1
Balance, end of period	15,988	15,571	15,988	15,571
Treasury stock at cost:
Balance, beginning of period	(29,396)	(23,892)	(26,394)	(21,892)
Common stock repurchased	(1,000)	(1,001)	(4,002)	(3,001)
Balance, end of period	(30,396)	(24,893)	(30,396)	(24,893)
Retained earnings:
Balance, beginning of period	17,125	14,977	16,459	13,929
Net income	310	721	1,230	1,770
Dividends and dividend equivalents declared	(120)	—	(374)	—
Other	—	1	—	—
Balance, end of period	17,315	15,699	17,315	15,699
Accumulated other comprehensive income:
Balance, beginning of period	464	581	498	717
Foreign currency translation adjustment	(133)	(25)	(185)	(218)
Change in unrealized gains (losses) on investments	3	8	59	(30)
Change in unrealized gains (losses) on derivative instruments	35	(16)	5	92
Tax benefit (provision) on above items	(8)	2	(16)	(11)
Balance, end of period	361	550	361	550
Total stockholders’ equity	$3,270	$6,929	$3,270	$6,929

Dividends and dividend equivalents declared per share or restricted stock unit	$0.14	$—	$0.42	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2019	2018
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income	$1,230	$1,770
(Income) loss from discontinued operations, net of income taxes	4	(5)
Adjustments:
Provision for transaction losses	219	203
Depreciation and amortization	514	524
Stock-based compensation	376	396
(Gain) loss on sale of business	52	—
(Gain) loss on investments, net	1	(572)
Deferred income taxes	83	81
Change in fair value of warrant	(56)	(232)
Changes in assets and liabilities, net of acquisition effects	(120)	(738)
Net cash provided by continuing operating activities	2,303	1,427
Net cash used in discontinued operating activities	—	(2)
Net cash provided by operating activities	2,303	1,425
Cash flows from investing activities:
Purchases of property and equipment	(415)	(521)
Purchases of investments	(37,401)	(16,177)
Maturities and sales of investments	40,483	18,431
Equity investment in Paytm Mall	(160)	—
Proceeds from sale of equity investment in Flipkart	—	1,029
Acquisitions, net of cash acquired	(93)	(302)
Other	15	13
Net cash provided by investing activities	2,429	2,473
Cash flows from financing activities:
Proceeds from issuance of common stock	59	70
Repurchases of common stock	(3,971)	(2,991)
Payments for taxes related to net share settlements of restricted stock units and awards	(162)	(189)
Payments for dividends	(360)	—
Repayment of debt	(1,550)	(750)
Other	1	(27)
Net cash used in financing activities	(5,983)	(3,887)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(59)	(50)
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,310)	(39)
Cash, cash equivalents and restricted cash at beginning of period	2,219	2,140
Cash, cash equivalents and restricted cash at end of period	$909	$2,101

Supplemental cash flow disclosures:
Cash paid for:
Interest	$260	$268
Interest on finance lease obligations	$1	$—
Income taxes	$223	$569
Noncash investing activities:
Relinquishment of equity method investment	$—	$266

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

In the first quarter of 2019, we announced several organizational changes, including bringing our Marketplace geographic regions together under one global leadership team. We changed from one reportable segment to three reportable segments to reflect the way management and our chief operating decision maker (“CODM”) review and assess performance of the business. Our three reportable segments are Marketplace, StubHub and Classifieds. Marketplace includes our online marketplace located at www.ebay.com, its localized counterparts and the eBay suite of mobile apps. StubHub includes our online ticket platform located at www.stubhub.com, its localized counterparts and the StubHub mobile apps. Classifieds includes a collection of brands such as Mobile.de, Kijiji, Gumtree, Marktplaats, eBay Kleinanzeigen and others. Prior period information has been reclassified to conform to the current period segment presentation. For further information on our segments, refer to “Note 5 – Segments” to our condensed consolidated financial statements included in this report.

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

Recent Accounting Pronouncements Not Yet Adopted

In 2016, the FASB issued new guidance that requires credit losses on financial assets measured at amortized cost basis to be presented at the net amount expected to be collected, not based on incurred losses. Further, credit losses on available-for-sale debt securities should be recorded through an allowance for credit losses limited to the amount by which fair value is below amortized cost. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company expects this standard to impact its accounting for allowances for doubtful accounts, available-for-sale securities and other assets subject to credit risk. In preparation for the adoption of this standard, we are currently implementing new credit loss models and updating our processes and controls. The effect on our consolidated financial statements will largely depend on the composition and credit quality of our investment portfolio and the economic conditions at the time of adoption.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2 — Net Income Per Share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding options and equity incentive awards is reflected in diluted net income (loss) per share by application of the treasury stock method. The calculation of diluted net income (loss) per share excludes all anti-dilutive common shares. The following table sets forth the computation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2019 and 2018 (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Income from continuing operations	$310	$720	$1,234	$1,765
Income (loss) from discontinued operations, net of income taxes	—	1	(4)	5
Net income	$310	$721	$1,230	$1,770
Denominator:
Weighted average shares of common stock - basic	830	974	863	992
Dilutive effect of equity incentive awards	7	9	7	13
Weighted average shares of common stock - diluted	837	983	870	1,005

Income per share - basic:
Continuing operations	$0.37	$0.74	$1.43	$1.78
Discontinued operations	—	—	—	—
Net income per share - basic	$0.37	$0.74	$1.43	$1.78
Income per share - diluted:
Continuing operations	$0.37	$0.73	$1.42	$1.76
Discontinued operations	—	—	—	—
Net income per share - diluted	$0.37	$0.73	$1.42	$1.76
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	6	15	19	12

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

Giosis Pte. Ltd.

In May 2018, we completed the acquisition of 100% of Giosis Pte. Ltd.’s (“Giosis”) Japan business, including the Qoo10.jp platform, in exchange for $306 million in cash and the relinquishment of our existing equity method investment in Giosis. We believe the acquisition will allow us to offer Japanese consumers more inventory and grow our international presence. Refer to “Note 6 – Investments” for further details on the relinquishment of our equity method investment in Giosis’ non-Japanese business.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4 — Goodwill and Intangible Assets

Goodwill

The following table presents goodwill activity by reportable segment during the nine months ended September 30, 2019 (in millions):

	December 31, 2018	Goodwill Acquired	Adjustments	September 30, 2019
Marketplace	$4,594	$—	$(107)	$4,487
StubHub	227	—	(5)	222
Classifieds	339	65	(16)	388
Total	$5,160	$65	$(128)	$5,097

The adjustments to goodwill during the nine months ended September 30, 2019 were primarily due to foreign currency translation.

Intangible Assets

The components of identifiable intangible assets as of September 30, 2019 and December 31, 2018 are as follows (in millions, except years):

	September 30, 2019				December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Intangible assets:
Customer lists and user base	$496	$(431)	$65	5	$519	$(445)	$74	5
Marketing related	529	(523)	6	5	584	(578)	6	5
Developed technologies	272	(266)	6	3	278	(269)	9	3
All other	160	(158)	2	4	160	(157)	3	4
Total	$1,457	$(1,378)	$79		$1,541	$(1,449)	$92

Amortization expense for intangible assets was $13 million and $15 million for the three months ended September 30, 2019 and 2018, respectively and $42 million and $49 million for the nine months ended September 30, 2019 and 2018, respectively.

Expected future intangible asset amortization as of September 30, 2019 is as follows (in millions):

Remaining 2019	$14
2020	44
2021	18
2022	2
2023	1
Total	$79

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Marketplace includes our online marketplace located at www.ebay.com, its localized counterparts and the eBay suite of mobile apps. StubHub includes our online ticket platform located at www.stubhub.com, its localized counterparts and the StubHub mobile apps. Classifieds includes a collection of brands such as mobile.de, Kijiji, Gumtree, Marktplaats, eBay Kleinanzeigen and others. The accounting policies of our segments are the same as those described in “Note 1 – The Company and Summary of Significant Accounting Policies”. Prior period segment information has been reclassified to conform to the current period segment presentation.

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

Segment net revenue and operating income for the three and nine months ended September 30, 2019 and 2018 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Revenues
Marketplace
Net transaction revenues	$1,829	$1,803	$5,601	$5,432
Marketing services and other revenues	254	301	801	909
Total Marketplace	2,083	2,104	6,402	6,341

StubHub
Net transaction revenues	286	286	752	757
Marketing services and other revenues	20	5	48	12
Total StubHub	306	291	800	769

Classifieds (1)	265	254	792	759

Elimination of inter-segment net revenue (2)	(5)	—	(15)	—
Total consolidated net revenue	$2,649	$2,649	$7,979	$7,869

Operating income (loss)
Marketplace	$639	$637	$2,102	$1,964
StubHub	31	31	68	67
Classifieds	109	99	303	284
Corporate and other costs	(247)	(211)	(771)	(774)
Total operating income	532	556	1,702	1,541
Interest and other, net	(142)	392	(129)	661
Income before income taxes	$390	$948	$1,573	$2,202

(1)	Classifieds net revenues consists entirely of marketing services and other revenue.

(2)	Represents revenue generated between our reportable segments.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the allocation of net revenues based on geography for the three and nine months ended September 30, 2019 and 2018 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
U.S.	$1,089	$1,084	$3,204	$3,213
Germany	364	381	1,141	1,180
United Kingdom	345	363	1,070	1,088
South Korea	288	290	886	877
Rest of world	563	531	1,678	1,511
Total net revenues	$2,649	$2,649	$7,979	$7,869

Net revenues, inclusive of the effects of foreign exchange during each period, are attributed to U.S. and international geographies primarily based upon the country in which the seller, platform that displays advertising, other service provider or customer, as the case may be, is located.

Note 6 — Investments

The following tables summarize the unrealized gains and losses and estimated fair value of our investments classified as available-for-sale as of September 30, 2019 and December 31, 2018 (in millions):

	September 30, 2019
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Restricted cash	$12	$—	$—	$12
Corporate debt securities	2,176	1	—	2,177
	$2,188	$1	$—	$2,189
Long-term investments:
Corporate debt securities	1,134	3	(1)	1,136
	$1,134	$3	$(1)	$1,136

	December 31, 2018
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Restricted cash	$17	$—	$—	$17
Corporate debt securities	2,615	—	(9)	2,606
Government and agency securities	90	—	—	90
	$2,722	$—	$(9)	$2,713
Long-term investments:
Corporate debt securities	3,682	1	(48)	3,635
	$3,682	$1	$(48)	$3,635

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investment securities in a continuous loss position for less than 12 months had an estimated fair value of $1.1 billion and an immaterial amount of unrealized losses as of September 30, 2019, and an estimated fair value of $2.9 billion and an immaterial amount of unrealized losses as of December 31, 2018. Investment securities in a continuous loss position for greater than 12 months had an estimated fair value of $0.6 billion and an immaterial amount of unrealized losses as of September 30, 2019 and an estimated fair value of $2.7 billion and unrealized losses of $41 million as of December 31, 2018. Refer to “Note 16 – Accumulated Other Comprehensive Income” for amounts reclassified to earnings from unrealized gains and losses.

The estimated fair values of our short-term and long-term investments classified as available-for-sale by date of contractual maturity as of September 30, 2019 are as follows (in millions):

September 30, 2019
One year or less (including restricted cash of $12)	$2,189
One year through two years	748
Two years through three years	301
Three years through four years	87
$3,325

Equity Investments

Our equity investments are reported in long-term investments on our condensed consolidated balance sheet. The following table provides a summary of our equity investments as of September 30, 2019 and December 31, 2018 (in millions):

	September 30, 2019	December 31, 2018
Equity investments without readily determinable fair values	$293	$137
Equity investments under the equity method of accounting	17	6
Total equity investments	$310	$143

In August 2019, we invested $160 million in cash in exchange for an equity interest in Paytm Mall. This investment is accounted for as an equity investment without readily determinable fair value. During the second quarter of 2018, we relinquished our existing equity method investment in Giosis as part of the exchange for the acquisition of Giosis’ Japan business. The gain upon relinquishment of $266 million was recorded in interest and other, net on our condensed consolidated statement of income. Refer to “Note 3 – Business Combinations” for further details on the acquisition.

The following table summarizes the change in total carrying value during the three and nine months ended September 30, 2019 and 2018 related to equity investments without readily determinable fair values still held at September 30, 2019 and 2018 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Carrying value, beginning of period	$136	$859	$137	$872
Additions	160	—	160	23
Sales	—	(718)	—	(718)
Downward adjustments for observable price changes and impairment	—	—	—	(20)
Foreign currency translation and other	(3)	(3)	(4)	(19)
Carrying value, end of period	$293	$138	$293	$138

For such equity investments without readily determinable fair values still held at September 30, 2019, cumulative downward adjustments for price changes and impairment was $81 million. There have been no upward adjustments for price changes to our equity investments without readily determinable fair values still held at September 30, 2019.

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

We use foreign currency exchange contracts to reduce the volatility of cash flows related to forecasted revenues, expenses, assets and liabilities, including intercompany balances denominated in foreign currencies. These contracts are generally one month to one year in duration but with maturities up to 24 months. The objective of the foreign exchange contracts is to better ensure that ultimately the U.S. dollar-equivalent cash flows are not adversely affected by changes in the applicable U.S. dollar/foreign currency exchange rate. We evaluate the effectiveness of our foreign exchange contracts designated as cash flow or net investment hedges on a quarterly basis.

We used interest rate swaps to manage interest rate risk on our fixed rate notes issued in July 2014 and maturing in 2019, 2021 and 2024. These interest rate swaps had the economic effect of modifying the fixed interest obligations associated with $2.4 billion of these notes so that the interest payable on these senior notes effectively became variable based on London InterBank Offered Rate (“LIBOR”) plus a spread.

Cash Flow Hedges

For derivative instruments that are designated as cash flow hedges, the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (“AOCI”) and subsequently reclassified into earnings in the same period the forecasted hedged transaction affects earnings. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Unrealized gains and losses in AOCI associated with such derivative instruments are immediately reclassified into earnings. As of September 30, 2019, we have estimated that approximately $62 million of net derivative gain related to our cash flow hedges included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

Net Investment Hedges

For derivative instruments that are designated as net investment hedges, the derivative’s gain or loss is initially reported in the translation adjustments component of AOCI and is reclassified to net earnings in the period in which the hedged subsidiary is either sold or substantially liquidated.

Fair Value Hedges

We designated the interest rate swaps used to manage interest rate risk on our fixed rate notes issued in July 2014 and maturing in 2019, 2021 and 2024 as qualifying hedging instruments and accounted for them as fair value hedges. These transactions were designated as fair value hedges for financial accounting purposes because they protected us against changes in the fair value of certain of our fixed rate borrowings due to benchmark interest rate movements. In July 2019, $1.15 billion related to our 2.200% senior notes of the $2.4 billion aggregate notional amount matured. In addition, during the three months ended September 30, 2019, we terminated the interest rate swaps related to $750 million of our 2.875% senior notes due July 2021 and $500 million of our 3.450% senior notes due July 2024. As a result of the early termination, hedge accounting was discontinued prospectively and the gain on termination was recorded as an increase to the long-term debt balance and is being recognized over the remaining life of the underlying debt as a reduction to interest expense. The gain recognized during the three months ended September 30, 2019 was immaterial.

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

Fair Value of Derivative Contracts

The fair values of our outstanding derivative instruments as of September 30, 2019 and December 31, 2018 were as follows (in millions):

	Balance Sheet Location	September 30, 2019	December 31, 2018
Derivative Assets:
Foreign exchange contracts designated as cash flow hedges	Other Current Assets	$73	$72
Foreign exchange contracts designated as net investment hedges	Other Current Assets	3	—
Foreign exchange contracts not designated as hedging instruments	Other Current Assets	7	38
Warrant	Other Assets	204	148
Foreign exchange contracts designated as cash flow hedges	Other Assets	24	4
Interest rate contracts designated as fair value hedges	Other Assets	—	—
Total derivative assets		$311	$262

Derivative Liabilities:
Foreign exchange contracts designated as cash flow hedges	Other Current Liabilities	$—	$—
Foreign exchange contracts designated as net investment hedges	Other Current Liabilities	—	1
Interest rate contracts designated as fair value hedges	Other Current Liabilities	—	7
Foreign exchange contracts not designated as hedging instruments	Other Current Liabilities	15	30
Interest rate contracts designated as fair value hedges	Other Liabilities	—	10
Total derivative liabilities		$15	$48

Total fair value of derivative instruments		$296	$214

Under the master netting agreements with the respective counterparties to our derivative contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis on our condensed consolidated balance sheet. As of September 30, 2019, the potential effect of rights of set-off associated with the foreign exchange contracts would be an offset to both assets and liabilities by $15 million, resulting in net derivative assets of $92 million and net derivative liabilities of zero.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following tables present the activity of derivative instruments designated as cash flow hedges as of September 30, 2019 and December 31, 2018, and the impact of these derivative contracts on AOCI for the nine months ended September 30, 2019 and 2018 (in millions):

	December 31, 2018	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Amount of Gain (Loss) Reclassified From AOCI to Earnings	September 30, 2019
Foreign exchange contracts designated as cash flow hedges	$68	$58	$53	$73

	December 31, 2017	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Amount of Gain (Loss) Reclassified From AOCI to Earnings	September 30, 2018
Foreign exchange contracts designated as cash flow hedges	$(57)	$54	$(37)	$34

Effect of Derivative Contracts on Condensed Consolidated Statement of Income

The following table provides a summary of the total gain (loss) recognized in the condensed consolidated statement of income from our foreign exchange derivative contracts by location (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Foreign exchange contracts designated as cash flow hedges recognized in net revenues	$19	$12	$52	$(37)
Foreign exchange contracts designated as cash flow hedges recognized in cost of net revenues	—	—	1	—
Foreign exchange contracts not designated as hedging instruments recognized in interest and other, net	17	2	(1)	4
Total gain (loss) recognized from foreign exchange derivative contracts in the condensed consolidated statement of income	$36	$14	$52	$(33)

The following table provides a summary of the total gain (loss) recognized in the condensed consolidated statement of income from our interest rate derivative contracts by location (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Gain (loss) from interest rate contracts designated as fair value hedges recognized in interest and other, net	$(5)	$(4)	$34	$(43)
Gain (loss) from hedged items attributable to hedged risk recognized in interest and other, net	5	4	(34)	43
Total gain (loss) recognized from interest rate derivative contracts in the condensed consolidated statement of income	$—	$—	$—	$—

The following table provides a summary of the total gain (loss) recognized in the condensed consolidated statement of income due to changes in the fair value of the warrant (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Gain (loss) attributable to changes in the fair value of warrant recognized in interest and other, net	$(49)	$126	$56	$232

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notional Amounts of Derivative Contracts

Derivative transactions are measured in terms of the notional amount, but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. The notional amount is generally not exchanged, but is used only as the basis on which the value of foreign exchange payments under these contracts are determined. The following table provides the notional amounts of our outstanding derivatives as of September 30, 2019 and December 31, 2018 (in millions):

	September 30, 2019	December 31, 2018
Foreign exchange contracts designated as cash flow hedges	$1,968	$1,510
Foreign exchange contracts designated as net investment hedges	150	804
Foreign exchange contracts not designated as hedging instruments	2,027	3,517
Interest rate contracts designated as fair value hedges	—	2,400
Total	$4,145	$8,231

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

Note 8 — Fair Value Measurement of Assets and Liabilities

The following tables present our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 (in millions):

	September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$897	$897	$—	$—
Short-term investments:
Restricted cash	12	12	—	—
Corporate debt securities	2,177	—	2,177	—
Total short-term investments	2,189	12	2,177	—
Derivatives	311	—	107	204
Long-term investments:
Corporate debt securities	1,136	—	1,136	—
Total long-term investments	1,136	—	1,136	—
Total financial assets	$4,533	$909	$3,420	$204

Liabilities:
Derivatives	$15	$—	$15	$—

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$2,202	$2,052	$150	$—
Short-term investments:
Restricted cash	17	17	—	—
Corporate debt securities	2,606	—	2,606	—
Government and agency securities	90	—	90	—
Total short-term investments	2,713	17	2,696	—
Derivatives	262	—	114	148
Long-term investments:
Corporate debt securities	3,635	—	3,635	—
Total long-term investments	3,635	—	3,635	—
Total financial assets	$8,812	$2,069	$6,595	$148

Liabilities:
Derivatives	$48	$—	$48	$—

Our financial assets and liabilities are valued using market prices on both active markets (Level 1), less active markets (Level 2) and little or no market activity (Level 3). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. Level 3 instrument valuations typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability. We did not have any transfers of financial instruments between valuation levels during the nine months ended September 30, 2019.

The majority of our derivative instruments are valued using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as equity prices, interest rate yield curves, option volatility and currency rates. Our warrant, which is accounted for as a derivative instrument, is valued using a Black-Scholes model. Key assumptions used in the valuation include risk-free interest rates; Adyen’s common stock price, equity volatility and common stock outstanding; exercise price; and details specific to the warrant. The value is also probability adjusted for management assumptions with respect to meeting the processing volume milestone targets. These assumptions and the probability of meeting processing volume milestone targets may have a significant impact on the value of the warrant. Refer to “Note 7 – Derivative Instruments” for further details on our derivative instruments.

Other financial instruments, including accounts receivable and accounts payable, are carried at cost, which approximates their fair value because of the short-term nature of these instruments.

The following table presents a reconciliation of the opening to closing balance of assets measured using significant unobservable inputs (Level 3) as of September 30, 2019 (in millions):

September 30, 2019
Opening balance as of January 1, 2019	$148
Change in fair value	56
Closing balance as of September 30, 2019	$204

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9 — Debt

The following table summarizes the carrying value of our outstanding debt (in millions, except percentages):

	Coupon	As of	Effective	As of	Effective
	Rate	September 30, 2019	Interest Rate	December 31, 2018	Interest Rate
Long-Term Debt
Floating Rate Notes:
Senior notes due 2019	LIBOR plus 0.48%	$—	—%	$400	3.123%
Senior notes due 2023	LIBOR plus 0.87%	400	3.244%	400	3.499%

Fixed Rate Notes:
Senior notes due 2019	2.200%	—	—%	1,150	2.346%
Senior notes due 2020	3.250%	500	3.389%	500	3.389%
Senior notes due 2020	2.150%	500	2.344%	500	2.344%
Senior notes due 2021	2.875%	750	2.993%	750	2.993%
Senior notes due 2022	3.800%	750	3.989%	750	3.989%
Senior notes due 2022	2.600%	1,000	2.678%	1,000	2.678%
Senior notes due 2023	2.750%	750	2.866%	750	2.866%
Senior notes due 2024	3.450%	750	3.531%	750	3.531%
Senior notes due 2027	3.600%	850	3.689%	850	3.689%
Senior notes due 2042	4.000%	750	4.114%	750	4.114%
Senior notes due 2056	6.000%	750	6.547%	750	6.547%
Total senior notes		7,750		9,300
Hedge accounting fair value adjustments (1)		16		(10)
Unamortized discount and debt issuance costs		(47)		(55)
Other long-term borrowings		16		—
Less: Current portion of long-term debt		(500)		(1,550)
Total long-term debt		7,235		7,685

Short-Term Debt
Current portion of long-term debt		500		1,550
Hedge accounting fair value adjustments (1)		—		(7)
Unamortized discount and debt issuance costs		(1)		(1)
Other short-term borrowings		19		4
Total short-term debt		518		1,546
Total Debt		$7,753		$9,231

(1)	Includes the fair value adjustments to debt associated with terminated interest rate swaps which are being recorded as a reduction to interest expense over the remaining term of the related notes.

Senior Notes

In July 2019, $400 million of floating rate notes and $1.15 billion of 2.200% fixed rate notes matured and were repaid.

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

To help achieve our interest rate risk management objectives, in connection with the previous issuance of certain senior notes, we entered into interest rate swap agreements that effectively converted $2.4 billion of our fixed rate notes to floating rate debt based on LIBOR plus a spread. These swaps were designated as fair value hedges against changes in the fair value of certain fixed rate senior notes resulting from changes in interest rates. The gains and losses related to changes in the fair value of interest rate swaps substantially offset changes in the fair value of the hedged portion of the underlying debt that are attributable to changes in market interest rates. In July 2019, $1.15 billion related to our 2.200% senior notes of the $2.4 billion aggregate notional amount matured. In addition, during the three months ended September 30, 2019, we terminated the interest rate swaps related to $750 million of our 2.875% senior notes due July 2021 and $500 million of our 3.450% senior notes due July 2024. As a result of the early termination, hedge accounting was discontinued prospectively and the gain on termination was recorded as an increase to the long-term debt balance and is being recognized over the remaining life of the underlying debt as a reduction to interest expense. The gain recognized during the three months ended September 30, 2019 was immaterial.

The effective interest rates for our senior notes include the interest payable, the amortization of debt issuance costs and the amortization of any original issue discount on these senior notes. Interest on these senior notes is payable either quarterly or semiannually. Interest expense associated with these senior notes, including amortization of debt issuance costs, was approximately $73 million and $79 million during the three months ended September 30, 2019 and 2018, respectively, and $232 million and $239 million during the nine months ended September 30, 2019 and 2018, respectively.

As of September 30, 2019 and December 31, 2018, the estimated fair value of these senior notes, using Level 2 inputs, was approximately $7.9 billion and $9.0 billion, respectively.

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. As of September 30, 2019, there were no commercial paper notes outstanding.

Credit Agreement

As of September 30, 2019, no borrowings were outstanding under our $2 billion credit agreement. However, as described above, we have an up to $1.5 billion commercial paper program and therefore maintain $1.5 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due. As a result, $500 million of borrowing capacity was available as of September 30, 2019 for other purposes permitted by the credit agreement. The credit agreement includes customary representations, warranties, affirmative and negative covenants, including financial covenants, events of default and indemnification provisions in favor of the banks. The negative covenants include restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case, subject to certain exceptions. The financial covenants require us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio. The events of default include the occurrence of a change of control (as defined in the credit agreement) with respect to us.

We were in compliance with all covenants in our outstanding debt instruments during the nine months ended September 30, 2019.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10 — Leases

We have operating and finance leases for office space, data and fulfillment centers, and other corporate assets that we utilize under lease arrangements.

The following table provides a summary of leases by balance sheet location as of September 30, 2019 (in millions):

		As of
	Balance Sheet Location	September 30, 2019
Assets
Operating	Operating lease right-of-use assets	$634
Finance	Property and equipment, net (1)	27
Total leased assets		$661

Liabilities
Operating - current	Accrued expenses and other current liabilities	$162
Finance - current	Short-term debt	9
Operating - noncurrent	Operating lease liabilities	497
Finance - noncurrent	Long-term debt	16
Total lease liabilities		$684

(1)	Recorded net of accumulated amortization of $1 million as of September 30, 2019.

The components of lease expense for the three and nine months ended September 30, 2019 were as follows (in millions):

Lease Costs	Statement of Income Location	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Finance lease cost:
Amortization of right-of-use assets	Cost of net revenues	$—	$1
Interest on lease liabilities	Interest and other, net	$1	1
Operating lease cost (2)	Cost of net revenues, Sales and marketing, Product development and General and administrative expenses	$52	$157
Total lease cost		$53	$159

(2)	Includes variable lease payments and sublease income that were immaterial during the three and nine months ended September 30, 2019.

Maturity of lease liabilities under our non-cancelable operating and financing leases as of September 30, 2019 are as follows (in millions):

	Operating	Finance
Remaining 2019	$48	$3
2020	172	10
2021	155	11
2022	136	3
2023	91	—
Thereafter	117	—
Total lease payments	719	27
Less interest	(60)	(2)
Present value of lease liabilities	$659	$25

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum rental payments under our non-cancelable operating leases as of December 31, 2018 were as follows (in millions):

Leases (3)
2019	$136
2020	104
2021	91
2022	76
2023	51
Thereafter	119
Total minimum lease payments	$577

(3)	Amounts are based on ASC 840, Leases that were superseded upon our adoption of ASC 842, Leases on January 1, 2019.

The following table provides a summary of our lease terms and discount rates for the nine months ended September 30, 2019:

Nine Months Ended September 30, 2019
Weighted Average Remaining Lease Term
Operating leases	4.83 years

Weighted Average Discount Rate
Operating leases	3.38%

Supplemental information related to our leases for the three and nine months ended September 30, 2019 is as follows (in millions):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$53	$151
Operating cash flows from finance leases	$1	$1
Financing cash flows from finance leases	$2	$4

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$18	$57
Finance leases	$—	$30

Note 11 – Balance Sheet Components

Contract Balances

Accounts receivable represents amounts invoiced and revenue recognized prior to invoicing when we have satisfied our performance obligation and have the unconditional right to payment. The allowance for doubtful accounts and authorized credits is estimated based upon our assessment of various factors including historical experience, the age of the accounts receivable balances, current economic conditions and other factors that may affect our customers’ ability to pay. The allowance for doubtful accounts and authorized credits was $123 million and $106 million as of September 30, 2019 and December 31, 2018, respectively.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred revenue consists of fees received related to unsatisfied performance obligations at the end of the period. Due to the generally short-term duration of contracts, the majority of the performance obligations are satisfied in the following reporting period. The amount of revenue recognized for the nine month period ended September 30, 2019 that was included in the deferred revenue balance at the beginning of the period was $92 million. The amount of revenue recognized for the nine month period ended September 30, 2018 that was included in the deferred revenue balance at the beginning of the period was $95 million.

Note 12 — Commitments and Contingencies

Off-Balance Sheet Arrangements

As of September 30, 2019, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

We have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under the arrangement. As of September 30, 2019, we had a total of $3.4 billion in aggregate cash deposits, partially offset by $3.3 billion in cash withdrawals, held within the financial institution under the cash pooling arrangement.

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

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable were not material for the nine months ended September 30, 2019. Except as otherwise noted for the proceedings described in this Note 12, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to significant uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material. Legal fees are expensed as incurred.

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

In January 2018, our Board authorized a $6.0 billion stock repurchase program and in January 2019, our Board authorized an additional $4.0 billion stock repurchase program. These stock repurchase programs have no expiration from the date of authorization. The stock repurchase activity under our stock repurchase programs during the nine months ended September 30, 2019 is summarized as follows (in millions, except per share amounts):

	Shares Repurchased (1)	Average Price per Share (2)	Value of Shares Repurchased (2)	Remaining Amount Authorized
Balance as of January 1, 2019				$3,151
Authorization of additional plan in January 2019				4,000
Repurchase of shares of common stock	107	$37.53	$4,000	(4,000)
Balance as of September 30, 2019				$3,151

(1)	These repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. None of the repurchased shares of common stock have been retired.

(2)	Excludes broker commissions.

Dividends

The company paid a total of $115 million in cash dividends during the three months ended September 30, 2019 and $360 million in cash dividends during the nine months ended September 30, 2019. In October 2019, our Board of Directors declared a cash dividend of $0.14 per share of common stock to be paid on December 20, 2019 to shareholders of record as of December 2, 2019.

Note 14 — Employee Benefit Plans

Restricted Stock Unit Activity

The following table presents restricted stock unit (“RSU”) activity (including performance-based RSUs that have been earned) under our equity incentive plans as of and for the nine months ended September 30, 2019 (in millions):

Units
Outstanding as of January 1, 2019	34
Awarded	17
Vested	(13)
Forfeited	(7)
Outstanding as of September 30, 2019	31

The weighted average grant date fair value for RSUs awarded during the nine months ended September 30, 2019 was $37.68 per share.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation Expense

The impact on our results of operations of recording stock-based compensation expense for the three and nine months ended September 30, 2019 and 2018 was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of net revenues	$14	$14	$43	$43
Sales and marketing	24	26	72	82
Product development	49	45	148	148
General and administrative	29	40	113	123
Total stock-based compensation expense	$116	$125	$376	$396
Capitalized in product development	$4	$3	$10	$10

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

Although the timing of the resolution and/or closure of audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. Given the number of years remaining subject to examination and the number of matters being examined, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits. We expect the gross amount of unrecognized tax benefits to be reduced within the next twelve months by at least $186 million.

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion invalidating the regulations relating to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was issued by the Tax Court in December 2015. The IRS appealed the decision in June 2016. On July 24, 2018, the Ninth Circuit Federal Court issued a decision that was subsequently withdrawn and a reconstituted panel has conferred on the appeal. On June 7, 2019, the Ninth Circuit Federal Court upheld the cost-sharing regulations. It has not been determined if this ruling will be appealed as of the date of our filing. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits or obligations, and the risk of the Tax Court’s decision being overturned upon appeal, we have not recorded any benefit or expense as of September 30, 2019. We will continue to monitor ongoing developments and potential impacts to our consolidated financial statements.

Note 16 — Accumulated Other Comprehensive Income

The following tables summarize the changes in AOCI for the three and nine months ended September 30, 2019 and 2018 (in millions):

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of June 30, 2019	$38	$—	$410	$16	$464
Other comprehensive income (loss) before reclassifications	54	3	(133)	(12)	(88)
Less: Amount of gain (loss) reclassified from AOCI	19	—	—	(4)	15
Net current period other comprehensive income (loss)	35	3	(133)	(8)	(103)
Balance as of September 30, 2019	$73	$3	$277	$8	$361

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2018	$68	$(56)	$462	$24	$498
Other comprehensive income (loss) before reclassifications	58	59	(185)	(27)	(95)
Less: Amount of gain (loss) reclassified from AOCI	53	—	—	(11)	42
Net current period other comprehensive income (loss)	5	59	(185)	(16)	(137)
Balance as of September 30, 2019	$73	$3	$277	$8	$361

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of June 30, 2018	$51	$(53)	$555	$28	$581
Other comprehensive income (loss) before reclassifications	(4)	8	(25)	(1)	(22)
Less: Amount of gain (loss) reclassified from AOCI	12	—	—	(3)	9
Net current period other comprehensive income (loss)	(16)	8	(25)	2	(31)
Balance as of September 30, 2018	$35	$(45)	$530	$30	$550

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2017	$(57)	$(15)	$748	$41	$717
Other comprehensive income (loss) before reclassifications	55	(31)	(218)	(3)	(197)
Less: Amount of gain (loss) reclassified from AOCI	(37)	(1)	—	8	(30)
Net current period other comprehensive income (loss)	92	(30)	(218)	(11)	(167)
Balance as of September 30, 2018	$35	$(45)	$530	$30	$550

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a summary of reclassifications out of AOCI for the three and nine months ended September 30, 2019 and 2018 (in millions):

Details about AOCI Components	Affected Line Item in the Statement of Income	Amount of Gain (Loss) Reclassified From AOCI
		Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018
Gains (losses) on cash flow hedges - foreign exchange contracts	Net Revenues	$19	$12	$52	$(37)
	Cost of net revenues	—	—	1	—
	Total, from continuing operations before income taxes	19	12	53	(37)
	Provision for income taxes	(4)	(3)	(11)	8
	Total, net of income taxes	15	9	42	(29)

Unrealized gains (losses) on investments	Interest and other, net	—	—	—	(1)
	Total, net of income taxes	—	—	—	(1)

Total reclassifications for the period	Total, net of income taxes	$15	$9	$42	$(30)

Note 17 — Restructuring

The following table summarizes restructuring reserve activity during the nine months ended September 30, 2019 (in millions):

Employee Severance and Benefits
Accrued liability as of January 1, 2019	$8
Charges	41
Payments	(45)
Accrued liability as of September 30, 2019	$4

During the first quarter of 2019, management approved a plan to drive operational improvement that included the reduction of workforce, primarily in our Marketplace segment. We incurred pre-tax restructuring charges of approximately $41 million, which were primarily related to employee severance and benefits. The reduction was substantially completed in the first quarter of 2019.

During the nine months ended September 30, 2018, we incurred pre-tax restructuring charges of approximately $84 million related to a strategic global workforce reduction that was substantially completed in the second quarter of 2018.

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

Quarter Highlights

Net revenues were flat at $2.6 billion during the three months ended September 30, 2019 compared to the same period in 2018. FX-Neutral net revenue increased 2% during the three months ended September 30, 2019 compared to the same period in 2018. Operating margin decreased to 20.1% for the three months ended September 30, 2019 compared to 21.0% for the same period in 2018. Diluted earnings per share decreased to $0.37 during the three months ended September 30, 2019 compared to $0.73 in the same period in 2018.

We generated cash flow from continuing operating activities of $1.0 billion during the three months ended September 30, 2019 compared to $560 million in the same period in 2018. During the three months ended September 30, 2019, we paid $115 million in cash dividends. In addition, during the three months ended September 30, 2019, $400 million of floating rate notes and $1.15 billion of 2.200% fixed rate notes matured and were repaid.

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

Net Revenues

Seasonality

We expect transaction activity patterns on our platforms to mirror general consumer buying patterns and expect that these trends will continue. All of our segments have seasonal cadences that impact their revenues and margins. The following table sets forth sequential quarterly movements of our total net revenues for the periods presented (in millions, except percentages):

	Quarter Ended
	March 31	June 30	September 30	December 31
2017
Net revenues	$2,303	$2,419	$2,498	$2,707
% change from prior quarter	(7)%	5%	3%	8%
2018
Net revenues	$2,580	$2,640	$2,649	$2,877
% change from prior quarter	(5)%	2%	0%	9%
2019
Net revenues	$2,643	$2,687	$2,649
% change from prior quarter	(8)%	2%	(1)%

Net Revenues by Geography

Revenues are attributed to U.S. and international geographies primarily based upon the country in which the seller, platform that displays advertising, other service provider or customer, as the case may be, is located. The following table presents net revenues by geography for the periods presented (in millions, except percentages):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2019	2018	As Reported	2019	2018	As Reported
U.S.	$1,089	$1,084	—%	$3,204	$3,213	—%
Percentage of net revenues	41%	41%		40%	41%

International	1,560	1,565	—%	4,775	4,656	3%
Percentage of net revenues	59%	59%		60%	59%

Total net revenues	$2,649	$2,649	—%	$7,979	$7,869	1%

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

Net revenues included $19 million and $52 million of hedging gains during the three and nine months ended September 30, 2019, respectively, as compared to $12 million hedging gains and $37 million of hedging losses during the same periods in 2018. The hedging activity in net revenues specifically relates to hedges of net transaction revenues generated by our Marketplace segment. Foreign currency movements relative to the U.S. dollar had an unfavorable impact of $43 million on net revenues during the three months ended September 30, 2019 compared to a favorable impact of $4 million during the same period in 2018, and an unfavorable impact of $197 million on net revenues during the nine months ended September 30, 2019 compared to a favorable impact of $183 million during the same period in 2018. The effect of foreign currency exchange rate movements during the three months ended September 30, 2019 compared to the same period in 2018 was primarily attributable to the strengthening of the U.S. dollar against the British pound, euro and Korean won. The effect of foreign currency exchange rate movements during the nine months ended September 30, 2019 compared to the same period in 2018 was primarily attributable to the strengthening of the U.S. dollar against the euro, British pound and Korean won.

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

The following table presents type of net revenues by segment for the periods presented (in millions, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Net transaction revenues:
Marketplace	$1,829	$1,803	1%	$5,601	$5,432	3%
StubHub	286	286	—%	752	757	(1)%
Total	2,115	2,089	1%	6,353	6,189	3%
Marketing services and other revenues:
Marketplace	254	301	(16)%	801	909	(12)%
Classifieds	265	254	4%	792	759	4%
StubHub	20	5	**	48	12	**
Elimination of inter-segment net revenues	(5)	—	**	(15)	—	**
Total	534	560	(5)%	1,626	1,680	(3)%
Total net revenues	$2,649	$2,649	—%	$7,979	$7,869	1%

** Not meaningful

Net Transaction Revenues

Key Operating Metrics

Gross Merchandise Volume (“GMV”) and take rate are significant factors that we believe affect our net transaction revenues.

GMV consists of the total value of all successfully closed transactions between users on our Marketplace or StubHub platforms during the applicable period, regardless of whether the buyer and seller actually consummated the transaction. Despite GMV’s divergence from revenue during 2019, we still believe that GMV provides a useful measure of the overall volume of closed transactions that flow through our platforms in a given period, notwithstanding the inclusion in GMV of closed transactions that are not ultimately consummated.

Take rate is defined as net transaction revenues divided by GMV.

The following table presents GMV and take rate by segment for the periods presented (in millions, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
GMV:
Marketplace	$20,489	$21,482	(5)%	$63,544	$66,598	(5)%
StubHub	1,232	1,237	—%	3,367	3,341	1%
Total	$21,721	$22,719	(4)%	$66,911	$69,939	(4)%

Transaction take rate:
Marketplace	8.93%	8.39%	0.54%	8.81%	8.16%	0.65%
StubHub	23.23%	23.12%	0.11%	22.35%	22.65%	(0.30)%
Total	9.74%	9.19%	0.55%	9.49%	8.85%	0.64%

Marketplace Net Transaction Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	As Reported	FX-Neutral	2019	2018	As Reported	FX-Neutral
	(In millions, except percentages)
Marketplace net transaction revenues (1)	$1,829	$1,803	1%	4%	$5,601	$5,432	3%	5%

Supplemental data:
Marketplace GMV	$20,489	$21,482	(5)%	(2)%	$63,544	$66,598	(5)%	(1)%
Marketplace take rate	8.93%	8.39%	0.54%		8.81%	8.16%	0.65%

(1)
Marketplace net transaction revenues were net of $19 million and $52 million hedging activity during the three and nine months ended September 30, 2019, respectively. Marketplace net transaction revenues were net of $12 million and $37 million hedging activity during the three and nine months ended September 30, 2018, respectively.

Marketplace net transaction revenues increased during the three months ended September 30, 2019 compared to the same period in 2018 primarily due to growth in promoted listing fees and higher take rate.

Marketplace net transaction revenues increased during the nine months ended September 30, 2019 compared to the same period in 2018 primarily due to growth in promoted listing fees resulting in a higher take rate and our acquisition of Giosis in the second quarter of 2018.

Marketplace transaction take rate was higher during the three and nine months ended September 30, 2019 compared to the same periods in 2018, primarily due to growth in promoted listing fees, which along with final value fees are calculated as a percentage of an item’s sale price and category mix.

The increase in Marketplace net transaction revenues during the three and nine months ended September 30, 2019 compared to the same periods in 2018 was due to take rate considerations discussed above, despite declining Marketplace GMV. We expect that the divergence between Marketplace net transaction revenues and Marketplace GMV to continue throughout 2019. Despite GMV’s divergence from net transaction revenues during the year, we still believe the metric provides a useful measure of overall volume of closed transactions that flow through the platform in a given period.

StubHub Net Transaction Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	As Reported	FX-Neutral	2019	2018	As Reported	FX-Neutral
	(In millions, except percentages)
StubHub net transaction revenues	$286	$286	—%	—%	$752	$757	(1)%	—%

Supplemental data:
StubHub GMV	$1,232	$1,237	—%	—%	$3,367	$3,341	1%	1%
StubHub take rate	23.23%	23.12%	0.11%		22.35%	22.65%	(0.30)%

StubHub net transaction revenues during the three months ended September 30, 2019 compared to the same period in 2018 was flat, primarily driven by a higher take rate offset by a slight decrease in the GMV of concerts and theater. The increase in StubHub transaction take rate during the three months ended September 30, 2019 compared to the same period in 2018 was primarily due to pricing changes and event mix on the platform.

StubHub net transaction revenues during the nine months ended September 30, 2019 compared to the same period in 2018 was relatively flat primarily driven by a lower take rate offset by higher GMV of sporting events. The decrease in StubHub transaction take rate during the nine months ended September 30, 2019 compared to the same period in 2018 was primarily due to event mix on the platform and buyer incentives, which are accounted for as a reduction of StubHub net transaction revenues.

Marketing Services and Other Revenues

	Three Months Ended September 30,		% Change		Nine Months Ended September 30,		% Change
	2019	2018	As Reported	FX-Neutral	2019	2018	As Reported	FX-Neutral
	(In millions, except percentages)
Marketplace	$254	$301	(16)%	(13)%	$801	$909	(12)%	(9)%
Classifieds	265	254	4%	8%	792	759	4%	10%
StubHub	20	5	**	**	48	12	**	**
Elimination of inter-segment net revenues	(5)	—	**	**	(15)	—	**	**
Total MS&O revenues	$534	$560	(5)%	(2)%	$1,626	$1,680	(3)%	1%

Marketplace MS&O Revenues

The decrease in Marketplace MS&O revenues during the three and nine months ended September 30, 2019 compared to the same periods in 2018 was primarily due to a decrease in advertising revenues that was driven by our ongoing shift to promoted listing fees, which are recognized in net transaction revenues.

Classifieds MS&O Revenues

The increase in Classifieds MS&O revenues during the three and nine months ended September 30, 2019 compared to the same periods in 2018 was primarily driven by increased revenues from our Classifieds horizontal and vertical motors platforms primarily in Germany.

StubHub MS&O Revenues

The increase in StubHub MS&O revenues during the three and nine months ended September 30, 2019 compared to the same periods in 2018 was primarily related to growth in revenues from first party inventory sales from sporting events.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Cost of net revenues	$627	$608	3%	$1,858	$1,764	5%
Percentage of net revenues	23.7%	23.0%		23.3%	22.4%

Cost of net revenues, net of immaterial hedging activities, was favorably impacted by $11 million attributable to foreign currency movements relative to the U.S. dollar during the three months ended September 30, 2019 compared to the same period in 2018. Cost of net revenues, net of immaterial hedging activities, was favorably impacted by $47 million attributable to foreign currency movements relative to the U.S. dollar during the nine months ended September 30, 2019 compared to the same period in 2018.

The increase in cost of net revenues during the three and nine months ended September 30, 2019 compared to the same periods in 2018 was primarily due to an increase in site operations, payment processing, and cost of first party inventory as we continue to increase investments in these areas.

Operating Expenses

The following table presents operating expenses (in millions, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Sales and marketing	$806	$852	(5)%	$2,365	$2,446	(3)%
Percentage of net revenues	30%	32%		30%	31%
Product development	313	307	2%	932	993	(6)%
Percentage of net revenues	12%	12%		12%	13%
General and administrative	283	248	14%	866	886	(2)%
Percentage of net revenues	11%	9%		11%	11%
Provision for transaction losses	76	65	16%	219	203	8%
Percentage of net revenues	3%	2%		3%	3%
Amortization of acquired intangible assets	12	13	(8)%	37	36	3%
Total operating expenses	$1,490	$1,485	—%	$4,419	$4,564	(3)%

Foreign currency movements relative to the U.S. dollar had a favorable impact of $24 million on operating expenses during the three months ended September 30, 2019 compared to the same period in 2018 and a favorable impact of $102 million on operating expenses during the nine months ended September 30, 2019 compared to the same period in 2018. There was no hedging activity within operating expenses during the three and nine months ended September 30, 2019.

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

The decrease in sales and marketing expense during the three months ended September 30, 2019 compared to the same period in 2018 was primarily due to a favorable impact from foreign currency movements relative to the U.S. dollar and decreases in employee-related costs, offline advertising spend and user coupons and rewards.

The decrease in sales and marketing expense during the nine months ended September 30, 2019 compared to the same period in 2018 was primarily due to a favorable impact from foreign currency movements relative to the U.S. dollar and decreases in offline advertising spend and employee-related costs. These costs were partially offset by online marketing spend and user coupons and rewards largely driven by our Japan platform acquired in the second quarter of 2018.

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

The increase in product development expenses during the three months ended September 30, 2019 compared to the same period in 2018 was primarily due to an increase in employee-related costs, partially offset by a decrease in depreciation on equipment.

The decrease in product development expenses during the nine months ended September 30, 2019 compared to the same period in 2018 was primarily due to decreases in employee-related costs and depreciation on equipment.

Capitalized internal use and platform development costs were $34 million and $103 million in the three and nine months ended September 30, 2019 compared to $37 million and $110 million for the same periods in 2018. These costs are primarily reflected as a cost of net revenues when amortized in future periods.

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

The increase in general and administrative expenses during the three months ended September 30, 2019 compared to the same period in 2018 was due to severance costs incurred in 2019 related to our CEO transition. The decrease in general and administrative expenses during the nine months ended September 30, 2019 compared to the same period in 2018 was primarily due to reduction in restructuring costs related to our global workforce reduction in 2018, partially offset by severance costs incurred in 2019 related to our CEO transition.

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

The increase in provision for transaction losses during the three and nine months ended September 30, 2019 compared to the same periods in 2018 was primarily due to an increase in bad debt expense.

Income from Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Income from operations	$532	$556	(4)%	$1,702	$1,541	10%
Operating margin	20.1%	21.0%		21.3%	19.6%

The decrease in income from operations during the three months ended September 30, 2019 compared to the same period in 2018 was primarily due to severance costs incurred in 2019 related to our CEO transition partially offset by an increase in income from our Classifieds segment. Income from our Marketplace and StubHub segments was not a significant contributor to the total income from operations during the three months ended September 30, 2019 as compared to the same period in 2018.

The increase in income from operations during the nine months ended September 30, 2019 compared to the same period in 2018 was primarily due to an increase in income from our Marketplace segment. Income from our StubHub and Classifieds segments was not a significant contributor to the increase in total income from operations during the nine months ended September 30, 2019 as compared to the same period in 2018.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Total interest and other, net	$(142)	$392	**	$(129)	$661	**
Percentage of net revenues	(5)%	15%		(2)%	8%

The decrease in interest and other, net during the three and nine months ended September 30, 2019 compared to the same periods in 2018 was primarily attributable to the gain recognized on the sale of Flipkart in 2018, the change in fair value of the Adyen warrant and the loss recorded upon the divestiture of brands4friends. The decrease for the nine months ended September 30, 2019 compared to the same period in 2018 also included the relinquishment of our existing equity method investment in Giosis in 2018.

Income Tax Provision

The following table presents provision for income taxes (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income tax provision	$80	$228	$339	$437
Effective tax rate	20.7%	24.1%	21.6%	19.9%

The decrease in our effective tax rate for the three months ended September 30, 2019 compared to the same period in 2018 was primarily due to the effective settlement of an audit offset by non-deductible losses on brands4friends and severance costs in the current period.

The increase in our effective tax rate for the nine months ended September 30, 2019 compared to the same periods in 2018 was primarily related to a non-taxable gain in 2018 related to our equity method investment in Giosis that did not recur in 2019, partially offset by a lower tax benefit from stock-based compensation and the effective settlement of an audit. In addition, our effective tax rate for the period ended September 30, 2019 was unfavorably impacted by a negotiated reduction in the tax basis of the intangible assets in our foreign Classifieds platforms and non-deductible losses on brands4friends and severance costs mostly offset by a reduction in the related deferred tax liability associated with the U.S. minimum tax on foreign earnings and a benefit due to the enacted New York state legislation regarding the taxability of foreign earnings.

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

The following tables set forth a reconciliation of FX-Neutral GMV and FX-Neutral net revenues (each as defined below) to our reported GMV and net revenues for the periods presented (in millions, except percentages):

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	As Reported	Exchange Rate Effect(1)(3)	FX-Neutral(2)	As Reported	As Reported % Change	FX-Neutral % Change
GMV:
Marketplace	$20,489	$(603)	$21,092	$21,482	(5)%	(2)%
StubHub	1,232	(3)	1,235	1,237	—%	—%
Total GMV	$21,721	$(606)	$22,327	$22,719	(4)%	(2)%

Net Revenues
Net transaction revenues:
Marketplace	$1,829	$(26)	$1,855	$1,803	1%	4%
StubHub	286	(1)	287	286	—%	—%
Total	2,115	(27)	2,142	2,089	1%	3%
Marketing services and other revenues:
Marketplace	254	(8)	262	301	(16)%	(13)%
Classifieds	265	(8)	273	254	4%	8%
StubHub	20	—	20	5	**	**
Elimination of inter-segment net revenue	(5)	—	(5)	—	**	**
Total	534	(16)	550	560	(5)%	(2)%
Total net revenues	$2,649	$(43)	$2,692	$2,649	—%	2%

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	As Reported	Exchange Rate Effect(1)(3)	FX-Neutral(2)	As Reported	As Reported % Change	FX-Neutral % Change
GMV:
Marketplace	$63,544	$(2,316)	$65,860	$66,598	(5)%	(1)%
StubHub	3,367	(14)	3,381	3,341	1%	1%
Total GMV	$66,911	$(2,330)	$69,241	$69,939	(4)%	(1)%

Net transaction revenues:
Marketplace	$5,601	$(122)	$5,723	$5,432	3%	5%
StubHub	752	(3)	755	757	(1)%	—%
Total net transaction revenues	6,353	(125)	6,478	6,189	3%	4%
Marketing services and other revenues:
Marketplace	801	(27)	828	909	(12)%	(9)%
Classifieds	792	(45)	837	759	4%	10%
StubHub, Corporate and other	48	—	48	12	**	**
Elimination of inter-segment net revenue	(15)	—	(15)	—	**	**
Total marketing services and other revenues	1,626	(72)	1,698	1,680	(3)%	1%
Total net revenues	$7,979	$(197)	$8,176	$7,869	1%	3%

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

(3)
Marketplace net transaction revenues were net of $19 million and $52 million hedging activity during the three and nine months ended September 30, 2019, respectively. Marketplace net transaction revenues were net of $12 million and $37 million hedging activity during the three and nine ended September 30, 2018, respectively.

Liquidity and Capital Resources

Cash Flows

	Nine Months Ended September 30,
	2019	2018
	(In millions)
Net cash provided by (used in):
Operating activities	$2,303	$1,427
Investing activities	2,429	2,473
Financing activities	(5,983)	(3,887)
Effect of exchange rates on cash, cash equivalents and restricted cash	(59)	(50)
Net decrease in cash and cash equivalents - discontinued operations	—	(2)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(1,310)	$(39)

Operating Activities

Cash provided by operating activities of $2.3 billion in the nine months ended September 30, 2019 was primarily attributable to net income of $1.2 billion with adjustments of $514 million in depreciation and amortization, $376 million in stock-based compensation, $219 million in provision for transaction losses, $83 million for deferred income taxes, $52 million loss on the sale of a business, partially offset by a decrease of $120 million in changes in assets and liabilities, net of acquisition effects, and partially offset by an adjustment to net income of $56 million for changes in the fair value of the Adyen warrant.

Investing Activities

Cash provided by investing activities of $2.4 billion in the nine months ended September 30, 2019 was primarily attributable to proceeds of $40.5 billion from the maturities and sales of investments, partially offset by cash paid for investments of $37.4 billion, property and equipment of $415 million, equity investment in Paytm Mall of $160 million and acquisitions of $93 million.

Financing Activities

Cash used in financing activities of $6.0 billion in the nine months ended September 30, 2019 was primarily attributable to cash paid to repurchase $4.0 billion of common stock, repay outstanding debt of $1.6 billion and pay $360 million of cash dividends.

The negative effect of exchange rate movements on cash, cash equivalents and restricted cash was due to the strengthening of the U.S. dollar against other currencies, primarily the Korean won and euro during the nine months ended September 30, 2019 compared to the 2018 year-end rate.

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

During the nine months ended September 30, 2019, we repurchased approximately $4.0 billion of our common stock under our stock repurchase programs. As of September 30, 2019, a total of approximately $3.2 billion remained available for future repurchases of our common stock under our stock repurchase programs.

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

Dividends

The company paid a total of $115 million in cash dividends during the three months ended September 30, 2019 and $360 million in cash dividends during the nine months ended September 30, 2019. In October 2019, our Board of Directors declared a cash dividend of $0.14 per share of common stock to be paid on December 20, 2019 to shareholders of record as of December 2, 2019.

Shelf Registration Statement and Debt

Shelf Registration

As of September 30, 2019, we had an effective shelf registration statement on file with the Securities and Exchange Commission that allows us to issue various types of debt securities, as well as common stock, preferred stock, warrants, depositary shares representing fractional interest in shares of preferred stock, purchase contracts and units from time to time in one or more offerings. Each issuance under the shelf registration statement will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. The registration statement does not limit the amount of securities that may be issued thereunder. Our ability to issue securities is subject to market conditions and other factors including, in the case of our debt securities, our credit ratings and compliance with the covenants in our credit agreement.

Senior Notes

As of September 30, 2019, we had floating- and fixed-rate senior notes outstanding for an aggregate principal amount of $7.8 billion. The net proceeds from the issuances of these senior notes are used for general corporate purposes, including, among other things, capital expenditures, share repurchases, repayment of indebtedness and possible acquisitions. The floating rate notes are not redeemable prior to maturity. On and after March 1, 2021, we may redeem some or all of the 6.000% fixed rate notes due 2056 at any time and from time to time prior to their maturity, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest. We may redeem some or all of the other fixed rate notes of each series at any time and from time to time prior to their maturity, generally at a make-whole redemption price plus accrued and unpaid interest. If a change of control triggering event occurs with respect to the 2.150% fixed rate notes due 2020, the 3.800% fixed rate notes due 2022, the floating rate notes due 2023, the 2.750% fixed rate notes due 2023, the 3.600% fixed rate notes due 2027 or the 6.000% fixed rate notes due 2056, we must, subject to certain exceptions, offer to repurchase all of the notes of the applicable series at a price equal to 101% of the principal amount plus accrued and unpaid interest. For additional details related to our senior notes, please see “Note 9 – Debt” to the condensed consolidated financial statements included in this report.

To help achieve our interest rate risk management objectives, in connection with the previous issuance of certain senior notes, we entered into interest rate swap agreements that effectively converted $2.4 billion of the fixed rate notes to floating rate debt based on the London InterBank Offered Rate (“LIBOR”) plus a spread. These swaps were designated as fair value hedges against changes in the fair value of certain fixed rate senior notes resulting from changes in interest rates. As of September 30, 2019, we had no interest rate swaps outstanding as $1.15 billion related to our 2.200% senior notes of the $2.4 billion aggregate notional amount matured. In addition, during the three months ended September 30, 2019, we terminated the interest rate swaps related to $750 million of our 2.875% senior notes due July 2021 and $500 million of our 3.450% senior notes due July 2024. As a result of the early termination, hedge accounting was discontinued prospectively and the gain on termination was recorded as an increase to the long-term debt balance and is being recognized over the remaining life of the underlying debt as a reduction to interest expense. The gain recognized during the three months ended September 30, 2019 was immaterial. For additional details related to the interest rate swap termination, please see, “Note 9 - Debt” to the condensed consolidated financial statements included in this report.

The indenture pursuant to which the senior notes were issued includes customary covenants that, among other things and subject to exceptions, limit our ability to incur, assume or guarantee debt secured by liens on specified assets or enter into sale and lease-back transactions with respect to specified properties, and also includes customary events of default.

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. As of September 30, 2019, there were no commercial paper notes outstanding.

Credit Agreement

As of September 30, 2019, no borrowings were outstanding under our $2 billion credit agreement. However, as described above, we have an up to $1.5 billion commercial paper program and therefore maintain $1.5 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due. As a result, $500 million of borrowing capacity was available as of September 30, 2019 for other purposes permitted by the credit agreement. The credit agreement includes customary representations, warranties, affirmative and negative covenants, including financial covenants, events of default and indemnification provisions in favor of the banks. The negative covenants include restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case, subject to certain exceptions. The financial covenants require us to meet a quarterly financial test with respect to a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio. The events of default include the occurrence of a change of control (as defined in the credit agreement) with respect to us.

We were in compliance with all covenants in our outstanding debt instruments for the nine months ended September 30, 2019.

Credit Ratings

As of September 30, 2019, we were rated investment grade by Standard and Poor’s Financial Services, LLC (long-term rated BBB+, short-term rated A-2, with a stable outlook), Moody’s Investor Service (long-term rated Baa1, short-term rated P-2, with a stable outlook), and Fitch Ratings, Inc. (long-term rated BBB, short-term rated F-2, with a stable outlook). We disclose these ratings to enhance the understanding of our sources of liquidity and the effects of our ratings on our costs of funds. Our borrowing costs depend, in part, on our credit ratings and any further actions taken by these credit rating agencies to lower our credit ratings, as described above, will likely increase our borrowing costs.

Liquidity and Capital Resource Requirements

As of September 30, 2019 and December 31, 2018, we had assets classified as cash and cash equivalents, as well as short-term and long-term non-equity investments, in an aggregate amount of $4.2 billion and $8.6 billion, respectively. As of September 30, 2019, this amount included assets held in certain of our foreign operations totaling approximately $3.7 billion. As we repatriate these funds to the U.S., we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs. We have accrued deferred taxes for the tax effect of repatriating the funds to the U.S.

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

Off-Balance Sheet Arrangements

As of September 30, 2019, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

We have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under the arrangement. As of September 30, 2019, we had a total of $3.4 billion in aggregate cash deposits, partially offset by $3.3 billion in cash withdrawals, held within the financial institution under the cash pooling arrangement.

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

The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our cash equivalents and short-term and long-term investments in a variety of asset types, including bank deposits, government bonds and corporate debt securities. As of September 30, 2019, approximately 20% of our total cash and investments was held in cash and cash equivalents. As such, changes in interest rates will impact interest income. As discussed below, the fair market values of our fixed rate securities may be adversely affected due to a rise in interest rates, and we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates.

As of September 30, 2019, the balance of our corporate debt and government bond securities was $3.3 billion, which represented approximately 73% of our total cash and investments. Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate investment securities may be adversely impacted due to a rise in interest rates. In general, fixed-rate securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease and may also suffer a decline in market value if interest rates increase. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease in the fair value of our investments of $10 million and $44 million as of September 30, 2019 and December 31, 2018, respectively.

As of September 30, 2019, we had an aggregate principal amount of $7.8 billion of outstanding senior notes, of which 95% bore interest at fixed rates. In 2014, we entered into $2.4 billion of interest rate swap agreements that had an economic effect of modifying the fixed interest obligations associated with $1.15 billion of our 2.200% senior notes due July 2019, $750 million of our 2.875% senior notes due July 2021, and $500 million of our 3.450% senior notes due July 2024 so that the interest payable on those notes effectively became variable based on LIBOR plus a spread. In July 2019, $1.15 billion of the $2.4 billion aggregate notional amount matured. In addition, during the three months ended September 30, 2019, we terminated the interest rate swaps related to $750 million of our 2.875% senior notes due July 2021 and $500 million of our 3.450% senior notes due July 2024, which were designated as fair value hedges. As a result of the early termination hedge, accounting was discontinued prospectively and the gain on termination was recorded as an increase to the long-term debt balance and is being recognized over the remaining life of the underlying debt as a reduction to interest expense. The gain recognized during the three months ended September 30, 2019 was immaterial.

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

Equity Price Risk

Equity Investments

Our equity investments are primarily investments in privately-held companies. Our consolidated results of operations include, as a component of interest and other, net, our share of the net income or loss of the equity investments accounted for under the equity method of accounting. Equity investments without readily determinable fair values are accounted for at cost, less impairment and adjusted for subsequent observable price changes obtained from orderly transactions for identical or similar investments issued by the same investee. Such changes in the basis of the equity investment are recognized in interest and other, net. As of September 30, 2019, our equity investments totaled $310 million, which represented approximately 7% of our total cash and investments, and were primarily related to equity investments without readily determinable fair values.

Warrant

We entered into a warrant agreement in conjunction with a commercial agreement with Adyen that, subject to meeting certain conditions, entitles us to acquire a fixed number of shares up to 5% of Adyen’s fully diluted issued and outstanding share capital at a specific date. The warrant is accounted for as a derivative instrument under ASC Topic 815, Derivatives and Hedging. Changes in Adyen’s common stock price and equity volatility may have a significant impact on the value of the warrant. As of September 30, 2019, a one dollar change in Adyen’s common stock, holding other factors constant, would increase or decrease the fair value of the warrant by approximately $1 million. For additional details related to the warrant, please see “Note 7 – Derivative Instruments” to our condensed consolidated financial statements included in this report.

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

The following table illustrates the fair values of outstanding foreign exchange contracts designated as cash flow hedges and net investment hedges, and the before-tax effect on fair values of a hypothetical adverse change in the foreign exchange rates that existed as of September 30, 2019. The sensitivity for foreign currency contracts is based on a 20% adverse change in foreign exchange rates, against relevant functional currencies.

	Fair Value Asset/(Liability)	Fair Value Sensitivity
	(In millions)
Foreign exchange contracts - Cash flow hedges	$97	$(162)
Foreign exchange contracts - Net investment hedges	$3	$(29)

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

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $26 million as of September 30, 2019 taking into consideration the offsetting effect of foreign exchange forwards in place as of September 30, 2019.

Item 4:	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2019.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1:	Legal Proceedings

The information set forth under “Note 12 – Commitments and Contingencies – Litigation and Other Legal Matters” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

These events and conditions, including uncertainties and instability in economic and market conditions caused by the United Kingdom’s vote to exit the European Union (known as “Brexit”) and any outcomes resulting from that vote, could have a negative and adverse impact on companies and customers with which we do business or cause us to write down our assets or investments. The United Kingdom and the European Union agreed to an extension of the deadline for withdrawal until October 31, 2019, and in September 2019 the United Kingdom passed legislation requiring the British Prime Minister to seek a further extension unless an agreement is reached. If no agreement is reached before the deadline (and an extension is not sought or granted) and the United Kingdom leaves the European Union at the deadline without an agreement in place, there would be significant trade barriers between the European Union and the United Kingdom. Because we have global operations, including in the United Kingdom and the European Union, we face certain risks due to the uncertainty and the potential disruptions surrounding Brexit. There may be volatility in exchange rates and depressed investment and consumer confidence that could adversely affect United Kingdom, regional, and worldwide economic and market conditions. In addition, customs delays, increased tariffs, and non-tariff barriers could all adversely affect cross-border trade flows between the United Kingdom and the European Union, any of which could harm our business.

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
The application of indirect taxes such as sales and use tax, value-added tax (“VAT”), goods and services tax (including the “digital services tax”), business tax and gross receipt tax to ecommerce businesses is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the adoption and growth of the Internet and ecommerce. In many cases, it is not clear how existing statutes apply to ecommerce services. In addition, many state and foreign governments are looking for ways to increase revenues, which has resulted in legislative action, including new taxes on services and gross revenues and through other indirect taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain.

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

The application of sales tax and other indirect taxes on cross border sales by remote sellers is continuing to change and evolve. On June 21, 2018, the U.S. Supreme Court decided South Dakota v. Wayfair, Inc. et al, a case challenging the current law under which online retailers are not required to collect sales and use tax unless they have a physical presence in the buyer’s state. This decision will now allow states to adopt new or enforce existing laws requiring sellers to collect and remit sales and use tax, even in states in which the seller has no presence. The adoption or enforcement of any such legislation could result in a sales and use tax collection responsibility for certain of our sellers. This collection responsibility and the additional costs associated with complex sales and use tax collection, remittance and audit requirements could create additional burdens for buyers and sellers on our websites and mobile platforms and could harm our business. Similar laws imposing tax collection responsibility on foreign sellers are being consider in other countries as well. We are now jointly liable for U.K. VAT and German VAT for certain sellers who fail to fulfill their VAT obligations unless we suspend their eBay activity until the seller resolves the matter with the corresponding VAT authority. Other jurisdictions are considering similar legislation.

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

We are subject to risks and uncertainties related to the strategic review of our asset portfolio, as well as the execution of our plan for operating efficiency.

In March 2019, we announced that we initiated, with the assistance of external financial advisors, a strategic review of our asset portfolio, including but not limited to StubHub and eBay Classifieds Group. There can be no assurance that the strategic review will result in a sale, spin-off or other business combination involving our assets. We will incur expenses in connection with the review and our future results may be affected by the pursuit or consummation of any specific transaction or other strategic alternative resulting from the strategic review. While this review is ongoing, we are exposed to certain risks and uncertainties, including potential risks and uncertainties in retaining and attracting employees during the review process; the diversion of management’s time to the review; and exposure to potential litigation in connection with the review process or any specific transaction or other strategic alternative resulting therefrom, all of which could disrupt and negatively affect our business. Speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of the Company could cause our stock price to fluctuate significantly. There is no finite timetable for completion of the strategic review, and we can provide no assurance that any transaction or other strategic alternative we pursue will have a positive impact on our results of operations or financial condition.

In addition, we announced that our operating review has resulted in a three-year plan for operating efficiency, which is expected to enhance our operating margins and create capacity for reinvestment initiatives. The execution of this plan is subject to various risks and uncertainties, and there can be no assurance that we will be able to achieve the anticipated results of this plan.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchase activity during the three months ended September 30, 2019 was as follows:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet be Purchased Under the Programs (1)
July 31, 2019	8,507,931	$40.30	8,507,931	$3,808,096,534
August 31, 2019	8,586,100	$40.03	8,586,100	$3,464,362,037
September 30, 2019	7,833,662	$40.00	7,833,662	$3,150,981,090
	24,927,693		24,927,693

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
During the three months ended September 30, 2019, we repurchased approximately $1.0 billion of our common stock under our stock repurchase program. As of September 30, 2019, a total of approximately $3.2 billion remained available for future repurchases of our common stock under our stock repurchase program.
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

(2)	Excludes broker commissions.

Item 3:	Defaults Upon Senior Securities

Not applicable.

Item 4:	Mine Safety Disclosures

Not applicable.

Item 5:	Other Information

Not applicable.

Item 6:	Exhibits

The information required by this Item is set forth in the Index to Exhibits of this Quarterly Report.

INDEX TO EXHIBITS

Exhibit Number	Filed or furnished with this 10-Q	Description
10.01+	X	Amended and Restated eBay Inc. SVP and Above Standard Severance Plan, effective September 18, 2019.
10.02+	X	Offer Letter dated June 25, 2019 between Registrant and Jae Hyun Lee.
10.03+[1]		Letter Agreement between Devin N. Wenig and eBay Inc., dated September 24, 2019.
10.04+[2]		Letter Agreement between Scott Schenkel and eBay Inc., dated October 11, 2019.
10.05+[2]		Letter Agreement between Andrew Cring and eBay Inc., dated October 11, 2019.
31.01	X	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	X	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	X	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	X	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	X	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	X	Inline XBRL Taxonomy Extension Schema Document
101.CAL	X	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	X	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	X	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	X	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	X	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Indicates a management contract or compensatory plan or arrangement.
(1) Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2019.
(2) Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eBay Inc.
Principal Executive Officer:

		By:	/s/ Scott F. Schenkel
Scott F. Schenkel
Interim Chief Executive Officer
Date:	October 24, 2019
Principal Financial Officer:

		By:	/s/ Andy Cring
Andy Cring
Interim Chief Financial Officer
Date:	October 24, 2019
Principal Accounting Officer:

		By:	/s/ Brian J. Doerger
Brian J. Doerger
Vice President, Chief Accounting Officer
Date:	October 24, 2019