Form 10-K
period 2019-12-31
EBAY INC
filed 2020-01-31
CIK 1065088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from             to             .
Commission file number 001-37713

eBay Inc.
(Exact name of registrant as specified in its charter)

Delaware			77-0430924
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

2025 Hamilton Avenue
San Jose	,	California	95125
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code:
(408) 376-7008

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of exchange on which registered
Common stock	EBAY	The Nasdaq Global Select Market
6.00% Notes due 2056	EBAYL	The Nasdaq Global Select Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐  No  ☒
As of June 30, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $31,354,367,947 based on the closing sale price as reported on The Nasdaq Global Select Market.
796,080,826 shares of common stock issued and outstanding as of January 27, 2020.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the definitive proxy statement for the registrant’s Annual Meeting of Stockholders expected to be held on June 16, 2020.

eBay Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2019

PART I
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions (such as those relating to future business, future results of operations or financial condition, new or planned features or services, management strategies or timing and other expectations regarding our sale of StubHub to viagogo). You can identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Item 1A: Risk Factors” of this Annual Report on Form 10-K, as well as in our consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or the SEC. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

ITEM 1: BUSINESS

Overview

eBay Inc. was formed as a sole proprietorship in September 1995 and was incorporated in California in May 1996. In April 1998, we reincorporated in Delaware, and in September 1998, we completed the initial public offering of our common stock. Our principal executive offices are located at 2025 Hamilton Avenue, San Jose, California 95125, and our telephone number is (408) 376-7008. Unless otherwise expressly stated or the context otherwise requires, when we refer to “we,” “our,” “us” or “eBay” in this Annual Report on Form 10-K, we mean eBay Inc. and its consolidated subsidiaries. When we refer to “eBay Inc.” we mean our Marketplace, StubHub and Classifieds platforms. On November 24, 2019, we entered into a definitive agreement for eBay to sell StubHub to viagogo, with closing of the transaction expected to occur in the first quarter of 2020.

eBay Inc. is a global commerce leader, which includes our Marketplace, StubHub and Classifieds platforms. Collectively, we connect millions of buyers and sellers around the world, empowering people and creating opportunity. Our technologies and services are designed to give buyers choice and a breadth of relevant inventory and to enable sellers worldwide to organize and offer their inventory for sale, virtually anytime and anywhere. Our Marketplace platforms include our online marketplace located at www.ebay.com, its localized counterparts, including off-platform businesses in Korea, Japan and Turkey and the eBay suite of mobile apps. We believe that these are among the world’s largest and most vibrant marketplaces for discovering great value and unique selection. StubHub platforms include the online ticket platform located at www.stubhub.com, its localized counterparts and the StubHub mobile apps. These platforms connect fans with their favorite sporting events, shows and artists and enable them to buy and sell millions of tickets annually, whenever and wherever they want. Our Classifieds platforms include a collection of brands such as mobile.de, Kijiji, Gumtree, Marktplaats, eBay Kleinanzeigen and others. Offering online classifieds around the world, these platforms help people find what they are looking for in their local communities.

Our platforms are accessible through a traditional online experience (e.g., desktop and laptop computers), mobile devices (e.g., smartphones and tablets) and our application programming interfaces or APIs (platform access for third party software developers). Our multi-screen approach offers downloadable, easy-to-use applications for iOS and Android mobile devices that allow access to ebay.com and some of our other websites and vertical shopping experiences. Our platform is increasingly based on open source technologies that provide industry-standard ways for software developers and merchants to access our APIs and develop software and solutions for commerce. In 2019, we launched new API capabilities to give third-party developers access to eBay programs like managed payments.

Agreement to Sell StubHub

On November 24, 2019, following a strategic review of our assets, we entered into a definitive agreement to sell StubHub to viagogo for a purchase price of $4.05 billion in cash. Please see the information in “Item 1A: Risk Factors” under the caption “The closing of the proposed sale of StubHub is subject to various risks and uncertainties, may not be completed in accordance with expected plans or on the currently contemplated timeline, or at all, and the pending sale may be disruptive to StubHub.”

Our Strategy

Delivering the best choice, the most relevance and the most powerful selling platform

Our strategy is to drive the best choice, the most relevance and the most powerful selling platform for our buyers and sellers. We focus on connecting buyers and sellers through simplified experiences to make it easier for users to list, buy and sell items, and we are working to serve our customers in an authentically eBay way.

On our Marketplace platform, our strategy is to drive the best choice by attracting and retaining sellers and brands that bring differentiated inventory to eBay and provide our consumers with great selection and value. This includes new, everyday items as well as rare and unique goods, many of which are available with free shipping and delivery in three business days or less. Our vision is to provide buyers with value and selection through the spectrum of value of the inventory. We continue to invest in product and initiatives to evolve the customer experience, making it easier for buyers to find inventory on the platform.

As a trusted ticket marketplace, StubHub brings the joy of live events to fans globally. In 2019, over 268 million visitors came to StubHub to buy or sell tickets to live sports, music, theater and other events. StubHub business partners include more than 100 leagues, teams, venues, events or other major third-party companies in the U.S. and internationally across major sports leagues such as the NFL, MLB, MLS, NBA, NHL, and the NCAA. StubHub is a leader in mobile innovation, with roughly 60% of its orders coming from mobile in 2019.

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

Business model and pricing

On eBay and StubHub, our business model and pricing are designed so that our business is successful primarily when our sellers are successful. We make money primarily through fees collected on successfully closed sales. On our Classifieds platform, we monetize our business primarily through advertising.

In 2019, managed payments adoption accelerated in the U.S. and the service launched in Germany. Since we began intermediating payments in 2018, we processed over $2.0 billion in payments for nearly 25,000 sellers through December 31, 2019. Our advertising business remains focused on growing our promoted listing fees (first-party advertising business) while reducing non-strategic third-party advertising in a manner that is conducive to growth in our core Marketplace; over 1 million sellers used the product, promoting over 320 million live listings in 2019.

Our offerings for buyers and sellers

We provide a number of features for our buyers and sellers that are designed to build trust, help users feel more comfortable buying and selling on our platforms and reward our top sellers for their loyalty. We believe that, through our sellers, eBay offers some of the best value and deals available for a number of consumer products. Buyers seek out eBay because they can find an enormous breadth of inventory and a spectrum of value from the brand new to the hard-to-find.

On the Marketplace platform, we continue to explore new tools and features that are intended to create a better buying experience on eBay, including Visual Shopping via Computer Vision, Right Offer at the Right Time, and Buy Again.

In order to remain competitive and create a vibrant seller experience, eBay continuously invests in tools and programs to grow the seller ecosystem because we only win when our sellers succeed. In 2019, we added analytics and merchandising tools to our Seller Hub that are designed so that sellers know what to sell, when to sell it and at what price. The 2019 additions of Multi-User Account Access, along with the Terapeak integration, enable sellers to better manage their business and add additional analytics insights into the platform. We also established new seller protections, including two new financial protections for top-rated sellers located in the U.S. who offer 30-day returns. First, eBay will issue a seller invoice credit to cover return label cost if a buyer makes a false “item not as described”

claim. Second, eBay now allows these sellers to issue partial refunds for all items that are returned damaged. eBay also has processes that allow sellers to report buyers who violate policies.

eBay is committed to maintaining a safe and trusted marketplace. In order to further strengthen our buyers’ confidence and trust in our services, we offer eBay Money Back Guarantee, which allows buyers to get their money back if the item they ordered does not arrive, is faulty or damaged, or if it does not match the listing. eBay Money Back Guarantee covers most items purchased on the eBay platform in a number of countries, including the U.S., the U.K., Germany and Australia, through a qualifying payment method. Some purchases, including some vehicles, are not covered. We also offer eBay Authenticate, through which sellers can have their high-end handbags, luxury watches and jewelry authenticated. The program is available in the United States as well as in the U.K. and Germany. We also provide our customers with a Best Price Guarantee, which offers buyers in the United States 110 percent of the price difference if they find an item for less on a competitor’s website within 48 hours of making a purchase. In Australia, Best Price Guarantee beats deals from approved retailers by 5%, and in U.K., offers price matching.

For buyers, we want to create greater confidence in our ability to meet their delivery and buying expectations and to improve the reliability of our shipping times and tracking. The majority of our transactions on the eBay Marketplace in the U.S., the U.K., and Germany include free shipping, and we encourage sellers to offer free returns. Through eBay Guaranteed Delivery, we provide faster and more precise delivery dates on millions of eligible items.

Our Impact and Responsibility

eBay’s purpose is to empower people and create economic opportunity for all. Every day, people build businesses on eBay, and we are driven to support them. Both in our community and through our technology, we work to create economic opportunity. Our impact efforts are divided into four programs that align with our purpose: eBay for Charity, eBay Foundation, Retail Revival, and Responsible Business.

eBay for Charity empowers eBay buyers and sellers to support charities around the world. Since its inception, eBay for Charity has raised more than $1 billion for more than 83,000 charities.

eBay’s Foundation helps build economically vibrant and thriving communities through several key initiatives like Global Give, which is an annual employee-led grantmaking program that deploys the talents and passions of eBay employees. Through the program, employees come together to create teams, partner with local nonprofits, and develop projects that support small businesses and entrepreneurs in their communities. In 2019, the eBay Foundation awarded approximately $1 million through Global Give.

Retail Revival, which launched in early 2018, also demonstrates eBay’s commitment to economic development and entrepreneurialism. Retail Revival empowers local businesses to compete on a global scale and thrive in an online economy. In close partnership with local governments and stakeholders, eBay onboards cohorts of small businesses and supports their growth through months of in-depth training, individual coaching, and promotional support, all provided at no cost to the participants or partner cities. Since launch, eBay has welcomed new U.S. cities to the Retail Revival program, including: Lansing, Michigan; Greensboro, North Carolina; and Baton Rouge, Louisiana; and scaled the program internationally to Canada, the UK, Ireland, Italy, Israel, Russia, and Bulgaria.

Finally, as a part of the company’s Responsible Business efforts, eBay strives to operate in an environmentally and socially sustainable way - creating a safe, trusted, and diverse environment in which our employees, buyers, sellers, suppliers, and partners can thrive. In 2019, eBay made several partnership announcements, working to reach its goal of 100% renewable energy by 2025. This includes two local renewable energy programs with energy providers in Draper, Utah, and San Jose, California. These two locations join Dreilinden, Germany; Dublin, Ireland; and Portland, Oregon in 100% renewable energy sourcing.

Financial Information

We measure our footprint in our addressable market according to Gross Merchandise Volume (“GMV”). GMV consists of the total value of all successfully closed transactions between users on our Marketplace or StubHub platforms during the applicable period, regardless of whether the buyer and seller actually completed the transaction. In 2019, we generated over $90 billion in GMV, of which approximately 60 percent was generated outside the U.S. Despite GMV’s divergence from revenue during 2019, we still believe that GMV provides a useful measure of the overall volume of closed transactions that flow through our platforms in a given period, notwithstanding the inclusion in GMV of closed transactions that are not ultimately consummated.

At the end of 2019, our Marketplace and StubHub platforms had more than 180 million active buyers and over one billion live listings globally. The term “active buyer” means, as of any date, all buyer accounts that successfully closed a transaction on our Marketplace or StubHub platforms within the previous 12-month period. Buyers may register more than once and, as a result, may have more than one account.

We generate revenue primarily from the transactions we successfully enable and through marketing services, including classifieds and our growth initiatives of payments and advertising. The majority of our revenue comes from a take rate on the GMV of transactions closed on our Marketplace and StubHub platforms. We define “take rate” as net transaction revenues divided by GMV.

The size and scale of our platforms are designed to enable our buyers and sellers to leverage our economies of scale and capital investments, such as in sales and marketing, mobile, customer acquisition, technology innovation and customer service.

Notable Business Transactions in 2019

We regularly review and manage our investments to ensure that they support eBay’s strategic direction and complement our disciplined approach to value creation, profitability and capital allocation. In the first quarter of 2019, we completed the acquisition of Motors.co.uk, a U.K.-based classifieds site, for $93 million. The Motors.co.uk team joined Gumtree UK, an eBay Classifieds business. In the second quarter of 2019, we invested $160 million in Paytm Mall, an eCommerce marketplace in India. In the fourth quarter of 2019, we entered into a definitive agreement to sell StubHub; see “Agreement to Sell StubHub” section for more details.

Competition

We encounter vigorous competition in our business from numerous sources. Our users can list, sell, buy, and pay for similar items through a variety of competing online, mobile and offline channels. These include, but are not limited to, retailers, distributors, liquidators, import and export companies, auctioneers, catalog and mail-order companies, classifieds, directories, search engines, commerce participants (consumer-to-consumer, business-to-consumer and business-to-business), shopping channels and networks. As our product offerings continue to broaden into new categories of items and new commerce formats, we expect to face additional competition from other online, mobile and offline channels for those new offerings. We compete on the basis of price, product selection and services, and global scale.

For more information regarding risks of competition, see the information in “Item 1A: Risk Factors” under the captions “Substantial and increasingly intense competition worldwide in ecommerce may harm our business” and “We are subject to regulatory activity and antitrust litigation under competition laws that could adversely impact our business.”

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

Government Regulation

Government regulation impacts key aspects of our business. In particular, we are subject to laws and regulations that affect the ecommerce industry in many countries where we operate. With the continued state adoption of Internet sales tax laws in 2019, more buyers across the U.S. are encountering sales tax for the first time on the eBay platform. To date, more than 30 states have implemented Internet sales tax and digital service tax legislation. Tax collection responsibility and the additional costs associated with complex sales and use tax collection, remittance and audit requirements could create additional burdens for buyers and sellers on our websites and mobile platforms.

For more information regarding regulatory risks, see the information in “Item 1A: Risk Factors” under the caption “Our business is subject to extensive government regulation and oversight” and “Our business and its users are subject to Internet sales tax and sales reporting and record-keeping obligations.”

Seasonality

We expect transaction activity patterns on our platforms to mirror general consumer buying patterns. Please see the additional information in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Seasonality.”

Technology

eBay Inc.’s platforms use a combination of proprietary technologies and services as well as technologies and services provided by others. We have developed intuitive user interfaces, buyer, seller and developer tools and transaction processing, database and network applications that help enable our users to reliably and securely complete transactions on our sites. Our technology infrastructure simplifies the storage and processing of large amounts of data, eases the deployment and operation of large-scale global products and services and automates much of the administration of large-scale clusters of computers. Our infrastructure has been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences.

For information regarding technology-related risks, see the information in “Item 1A: Risk Factors” under the captions “Systems failures or cyberattacks and resulting interruptions in the availability of or degradation in the performance of our websites, applications, products or services could harm our business” and “Regulation in the areas of privacy and protection of user data could harm our business.”

In support of our ongoing commitment to innovation and a better customer experience, we have been on a multi-year evolution to modernize our marketplace. Through technologies like artificial intelligence, which is woven into all aspects of the eBay marketplace, we are anticipating the needs of buyers, sellers and developers empowering entrepreneurs looking to grow their business, and making the platform more accessible to everyone. We aim to create highly personalized and inspiring shopping experiences powered by advanced technologies.

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

From time to time, third parties have claimed - and others will likely claim in the future - that we have infringed their intellectual property rights. We are typically involved in a number of such legal proceedings at any time. Please see the information in “Item 3: Legal Proceedings” and in “Item 1A: Risk Factors” under the captions “The listing or sale by our users of items that allegedly infringe the intellectual property rights of rights owners, including pirated or counterfeit items, may harm our business,” and “We may be unable to adequately protect or enforce our intellectual property rights and face ongoing risk from patent litigation and allegations by third parties that we are infringing their intellectual property rights.”

Employees

As of December 31, 2019, we employed approximately 13,300 people globally. Approximately 6,600 of our employees were located in the U.S.

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

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs on our investor relations website. Company sustainability information for investors is available on our investor relations website under the heading “ESG Investors.” Corporate governance information, including our governance guidelines for our Board of Directors (“Board”), Board committee charters and code of conduct, is also available on our investor relations website under the heading “Corporate Governance.”

The contents of our websites and webcasts and information that can be accessed through our websites and webcasts are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with (or furnish to) the SEC, and any references to our websites and webcasts are intended to be inactive textual references only.

Item 1A: RISK FACTORS

You should carefully review the following discussion of the risks that may affect our business, results of operations and financial condition, as well as our consolidated financial statements and notes thereto and the other information appearing in this report, for important information regarding risks that affect us. Current global economic events and conditions may amplify many of these risks. These risks are not the only risks that may affect us. Additional risks that we are not aware of or do not believe are material at the time of this filing may also become important factors that adversely affect our business.

Risk Factors That May Affect our Business, Results of Operations and Financial Condition

Our operating and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations and cash flows, as well as the trading price of our common stock and debt securities.

Our operating and financial results have varied on a quarterly basis during our operating history and may continue to fluctuate significantly as a result of a variety of factors, including as a result of the risks set forth in this “Risk Factors” section. It is difficult for us to forecast the level or source of our revenues or earnings (loss) accurately. In view of the rapidly evolving nature of our business, period-to-period comparisons of our operating results may not be meaningful, and you should not rely upon them as an indication of future performance. We do not have backlog, and substantially all of our net revenues each quarter come from transactions involving sales during that quarter. Due to the inherent difficulty in forecasting revenues, it is also difficult to forecast expenses as a percentage of net revenues. Quarterly and annual expenses as a percentage of net revenues reflected in our consolidated financial statements may be significantly different from historical or projected percentages. Our operating results in one or more future quarters may fall below the expectations of securities analysts and investors. The trading price of our common stock and debt securities could decline, perhaps substantially, as a result of the factors described in this paragraph and the other risks set forth in this “Risk Factors” section.

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

Consumers who might use our sites to buy goods have a wide variety of alternatives, including traditional department, warehouse, boutique, discount and general merchandise stores (as well as the online and mobile operations of these traditional retailers), online retailers and their related mobile offerings, online and offline classified services and other shopping channels, such as offline and online home shopping networks. In the United States, these include, but are not limited to, Amazon, Facebook, Google, Walmart, Target, Macy’s, Etsy, Shopify, Wayfair, Costco, Rakuten, QVC and HSN, among others. In addition, consumers have a large number of online and offline channels focused on one or more of the categories of products offered on our site.

Consumers also can turn to many companies that offer a variety of services that provide other channels for buyers to find and buy items from sellers of all sizes, including social media, online aggregation and classifieds platforms, such as websites operated by Schibsted ASA or Naspers Limited and others such as craigslist, Oodle.com, Facebook. Consumers also can turn to shopping-comparison sites, such as Google Shopping. In certain markets, our fixed-price listing and traditional auction-style listing formats increasingly are being challenged by other formats, such as classifieds.

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

Consumers and merchants who might use our sites to sell goods also have many alternatives, including general ecommerce sites, such as Amazon, Alibaba, Zalando and Coupang and more specialized sites, such as Etsy. Our international sites also compete for sellers with general and specialized ecommerce sites. Sellers may also choose to sell their goods through other channels, such as classifieds platforms. Consumers and merchants also can create and sell through their own sites, and may choose to purchase online advertising instead of using our services. In some countries, there are online sites that have larger customer bases and greater brand recognition, as well as competitors that may have a better understanding of local culture and commerce. We may increasingly compete with local competitors in developing countries that have unique advantages, such as a greater ability to operate under local regulatory authorities.

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

Our operations and performance depend significantly on global and regional economic conditions. Economic conditions, including inflation, recession, or other adverse economic events or changes, could have a negative and adverse impact on companies and customers with which we do business and could have a material adverse effect on our business, including a reduction in the volume and prices of transactions on our commerce platforms. These events and conditions, including uncertainties and instability in economic and market conditions caused by the United Kingdom’s vote to exit the European Union (known as “Brexit”) and any outcomes resulting from that vote, could have a negative and adverse impact on companies and customers with which we do business or cause us to write down our assets or investments. Because we have global operations, including in the United Kingdom and the European Union, we face risks due to the uncertainty and the potential disruptions surrounding Brexit, including potential financial, legal, tax and trade implications.

We are exposed to fluctuations in foreign currency exchange rates, which could negatively impact our financial results.

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

•	antitrust and competition regulations;

•	potentially adverse tax developments and consequences;

•	economic uncertainties relating to sovereign and other debt;

•	different, uncertain, or more stringent user protection, data protection, privacy, and other laws;

•	risks related to other government regulation or required compliance with local laws;

•	national or regional differences in macroeconomic growth rates;

•	payment intermediation regulations;

•	local licensing and reporting obligations; and

•	increased difficulties in collecting accounts receivable.

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

Cross-border trade is an important source of both revenue and profits for us. Cross-border trade also represents our primary (or in some cases, only) presence in certain important markets, such as Brazil, Latin America, China, and various other countries. In addition, our cross-border trade is also subject to, and may be impacted by, foreign exchange rate fluctuations.

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

Our users may spend less time on our websites and our applications for mobile devices as a result of a variety of diversions, including: geopolitical events, such as war, the threat of war, or terrorist activity; natural disasters or the effects of climate change (such as drought, flooding, wildfires, increased storm severity, and sea level rise); power shortages or outages, major public health issues, including pandemics; social networking or other entertainment websites or mobile applications; significant local, national or global events capturing the attention of a large part of the population; and seasonal fluctuations due to a variety of factors. If any of these, or any other factors, divert our users from using our websites or mobile applications, our business could be materially adversely affected.

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

We are subject to laws and regulations affecting our domestic and international operations in a number of areas, including consumer protection, data privacy requirements, intellectual property ownership and infringement, prohibited items and stolen goods, resale of event tickets, tax, antitrust and anti-competition, export requirements, anti-corruption, labor, advertising, digital content, real estate, billing, ecommerce, promotions, quality of services, telecommunications, mobile communications and media, environmental, and health and safety regulations, as well as laws and regulations intended to combat money laundering and the financing of terrorist activities. In addition, we are, or may become, subject to further regulation in some of the above-mentioned areas or new areas as a result of the continued development and expansion of our payments capabilities.

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

Regulatory scrutiny of privacy, user data protection, use of data and data collection is increasing on a global basis. We are subject to a number of privacy and similar laws and regulations in the countries in which we operate and these laws and regulations will likely continue to evolve over time, both through regulatory and legislative action and judicial decisions. In addition, compliance with these laws may restrict our ability to provide services to our customers that they may find to be valuable. For example, the General Data Protection Regulation (“GDPR”) became effective in May 2018. The GDPR, which applies to all of our activities conducted from an establishment in the European Union or related to products and services offered in the European Union, imposes a range of new compliance obligations regarding the handling of personal data. The GDPR imposes significant new obligations and compliance with these obligations depends in part on how particular regulators interpret and apply them. If we fail to comply with the GDPR, or if regulators assert we have failed to comply with the GDPR, it may lead to regulatory enforcement actions, which can result in monetary penalties of up to 4% of worldwide revenue, private lawsuits, or reputational damage. In the U.S., California has adopted the California Consumer Privacy Act of 2018 (“CCPA”), which became effective January 1, 2020 and which provides a new private right of action for data breaches and requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices and allow consumers to opt out of certain data sharing with third parties. In addition to the CCPA, several other U.S. states are considering adopting laws and regulations imposing obligations regarding the handling of personal data. Compliance with the GDPR, the CCPA, and other current and future applicable international and U.S. privacy, cybersecurity and related laws can be costly and time-consuming. Complying with these varying national and international requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business and violations of privacy-related laws can result in significant penalties.

A determination that there have been violations of laws relating to our practices under communications-based laws could also expose us to significant damage awards, fines and other penalties that could, individually or in the aggregate, materially harm our business. In particular, because of the enormous number of texts, emails and other communications we send to our users, communications laws that provide a specified monetary damage award or fine for each violation (such as those described below) could result in particularly large awards or fines.

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

We post on our websites our privacy policies and practices concerning the collection, use and disclosure of user data. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any regulatory requirements or orders or other federal, state or international privacy or consumer protection-related laws and regulations, including the GDPR and the CCPA, could result in proceedings or actions against us by governmental entities or others (e.g., class action privacy litigation), subject us to significant penalties and negative publicity, require us to change our business practices, increase our costs and adversely affect our business. Data collection, privacy and security have become the subject of increasing public concern. If Internet and mobile users were to reduce their use of our websites, mobile platforms, products, and services as a result of these concerns, our business could be harmed. As noted above, we are also subject to the possibility of security breaches, which themselves may result in a violation of these laws.

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

The outcome and impact of such claims, lawsuits, government investigations, and other proceedings cannot be predicted with certainty. Regardless of the outcome, such investigations and proceedings can have an adverse impact on us because of legal costs, diversion of management resources, and other factors. Determining reserves for our pending litigation and other proceedings is a complex, fact-intensive process that is subject to judgment calls. It is possible that a resolution of one or more such proceedings could require us to make substantial payments to satisfy judgments, fines or penalties or to settle claims or proceedings, any of which could harm our business. These proceedings could also result in reputational harm, criminal sanctions, consent decrees, or orders preventing us from offering certain products, or services, or requiring a change in our business practices in costly ways, or requiring development of non-infringing or otherwise altered products or technologies. Any of these consequences could harm our business.

We are subject to regulatory activity and antitrust litigation under competition laws that could adversely impact our business.

We are subject to scrutiny by various government agencies under U.S. and foreign laws and regulations, including antitrust and competition laws. Some jurisdictions also provide private rights of action for competitors or consumers to assert claims of anti-competitive conduct. Other companies and government agencies have in the past and may in the future allege that our actions violate the antitrust or competition laws of the United States, individual states, the European Union or other countries, or otherwise constitute unfair competition. An increasing number of governments are regulating competition law activities, including increased scrutiny in large markets such as China. Our business partnerships or agreements or arrangements with customers or other companies could give rise to regulatory action or antitrust litigation. Some regulators, particularly those outside of the United States, may perceive our business to be used so broadly that otherwise uncontroversial business practices could be deemed anticompetitive. Certain competition authorities have conducted market studies of our industries. Such claims and investigations, even if without foundation, may be very expensive to defend, involve negative publicity and substantial diversion of management time and effort and could result in significant judgments against us or require us to change our business practices.

Fluctuations in interest rates, and changes in regulatory guidance related to such interest rates, could adversely impact our financial results.

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

Our eBay Money Back Guarantee program represents the means by which we compensate users who believe that they have been defrauded, have not received the item that they purchased or have received an item different from what was described. In addition, as we expand our payments capabilities, we may be exposed to losses associated with compensating our sellers for fraudulent payments. We expect to continue to receive communications from users requesting reimbursement or threatening or commencing legal action against us if no reimbursement is made. Our liability for these sorts of claims is slowly beginning to be clarified in some jurisdictions and may be higher in some non-U.S. jurisdictions than it is in the United States. Litigation involving liability for any such third-party actions could be costly and time consuming for us, divert management attention, result in increased costs of doing business, lead to adverse judgments or settlements or otherwise harm our business. In addition, affected users will likely complain to regulatory agencies that could take action against us, including imposing fines or seeking injunctions.

Development of our payments system requires ongoing investment, is subject to evolving laws, regulations, rules, and standards, and involves risk, including risks related to our dependence on third-party providers.

We have invested and plan to continue to invest internal resources into our payments tools in order to maintain existing availability, expand into additional markets and offer new payment methods and tools to our buyers and sellers. If we fail to invest adequate resources into payments on our platform, or if our investment efforts are unsuccessful or unreliable, our payments services may not function properly or keep pace with competitive offerings, which could negatively impact their usage and our marketplaces. Further, our ability to expand our payments services into additional countries is dependent upon the third-party providers we use to support this service. As we expand the availability of our payments services to additional markets or offer new payment methods to our sellers and buyers in the future, we may become subject to additional regulations and compliance requirements, and exposed to heightened fraud risk, which could lead to an increase in our operating expenses.

We rely on third-party service providers to perform services related to compliance, credit card processing, payment disbursements, currency exchange, identity verification, sanctions screening, and fraud analysis and detection. As a result, we are subject to a number of risks related to our dependence on third-party service providers. If any or some of these service providers fail to perform adequately or if any such service provider were to terminate or modify its relationship with us unexpectedly, our sellers’ ability to use our platform to receive orders or payments could be adversely affected, which would increase costs, drive sellers away from our marketplaces, result in potential legal liability, and harm our business. In addition, we and our third-party service providers may experience service outages from time to time that could adversely impact payments made on our platform. Additionally, any unexpected termination or modification of those third-party services could lead to a lapse in the effectiveness of certain fraud prevention and detection tools.

Our third-party service providers may increase the fees they charge us in the future, which would increase our operating expenses. This could, in turn, require us to increase the fees we charge to sellers and cause some sellers to reduce listings on our marketplaces or to leave our platform altogether by closing their accounts.

Payments are governed by complex and continuously evolving laws and regulations that are subject to change and vary across different jurisdictions in the United States and globally. As a result, we are required to spend significant time and effort to determine whether various licensing and registration laws relating to payments apply to us and to comply with applicable laws and licensing and registration regulations. In addition, there can be no assurance that we will be able to obtain or retain any necessary licenses or registrations. Any failure or claim of failure on the part of the Company or its third-party service providers to comply with applicable laws and regulations relating to payments could require us to expend significant resources, result in liabilities, limit or preclude our ability to enter certain markets and harm our reputation. In addition, changes in payment regulations, including changes to the credit or debit card interchange rates in the United States or other markets, could adversely affect payments on our platform and make our payments systems less profitable.

Further, we are indirectly subject to payment card association operating rules and certification requirements pursuant to agreements with our third-party payment processors. These rules and requirements, including the Payment Card Industry Data Security Standard and rules governing electronic funds transfers, are subject to change or reinterpretation, making it difficult for us to comply. Any failure to comply with these rules and certification requirements could impact our ability to meet our contractual obligations to our third-party payment processors and could result in potential fines. In addition, changes in these rules and requirements, including any change in our designation by major payment card providers, could require a change in our business operations and could result in limitations on or loss of our ability to accept payment cards, any of which could negatively impact our business. Such changes could also increase our costs of compliance, which could lead to increased fees for us or our sellers and adversely affect payments on our platform or usage of our payments services and marketplaces.

We may be unable to adequately protect or enforce our intellectual property rights and face ongoing risks from patent litigation and allegations by third parties that we are infringing their intellectual property rights.

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

Additionally, we have repeatedly been sued for allegedly infringing other parties’ patents. We are a defendant in a number of patent suits and have been notified of several other potential patent disputes. We expect that we will increasingly be subject to patent infringement claims because, among other reasons:

•	our products and services continue to expand in scope and complexity;

•	we continue to expand into new businesses, including through acquisitions and licenses; and

•
the universe of patent owners who may claim that we, any of the companies that we have acquired, or our customers infringe their patents, and the aggregate number of patents controlled by such patent owners, continues to increase.

As the number of patent owners and products in the software industry increases and the functionality of these products further overlap, and as we acquire technology through acquisitions or licenses, litigation may be necessary to determine the validity and scope of the intellectual property rights of others and we may become increasingly subject to patent suits and other infringement claims, including copyright, and trademark infringement claims. Such claims may be brought directly against us and/or against our customers whom we may indemnify either because we are contractually obligated to do so or we choose to do so as a business matter. We believe that an increasing number of these claims against us and other technology companies have been, and continue to be, initiated by third parties whose sole or primary business is to assert such claims. In addition, we have seen significant patent disputes between operating companies in some technology industries. Patent claims, whether meritorious or not, are time-consuming and costly to defend and resolve, and could require us to make expensive changes in our methods of doing business, enter into costly royalty or licensing agreements, make substantial payments to satisfy adverse judgments or settle claims or proceedings, or cease conducting certain operations, which would harm our business

The ultimate outcome of any allegation or litigation is uncertain and, regardless of the outcome, any of the claims described above, with or without merit, may be time-consuming, result in costly litigation, divert management’s time and attention from our business, require us to stop selling, delay roll-out, or redesign our products, or require us to pay substantial amounts to satisfy judgments or settle claims or lawsuits or to pay substantial royalty or licensing fees, or to satisfy indemnification obligations that we have with some of our customers. Our failure to obtain necessary license or other rights, or litigation or claims arising out of intellectual property matters, may harm our business.

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

We have a substantial amount of outstanding indebtedness and we may incur substantial additional indebtedness in the future, including under our commercial paper program and revolving credit facility or through public or private offerings of debt securities. Our outstanding indebtedness and any additional indebtedness we incur may have significant consequences, including, without limitation, any of the following:

•
requiring us to use a significant portion of our cash flow from operations and other available cash to service our indebtedness, thereby reducing the amount of cash available for other purposes, including capital expenditures, dividends, share repurchases, and acquisitions;

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

These risks increase as the level of our debt increases. Our ability to make payments of principal of and interest on our indebtedness depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our results of operations and financial condition, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to, among other things:

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
The credit ratings assigned to our debt securities could change based upon, among other things, our results of operations, financial condition or dispositions and acquisitions. These ratings are subject to ongoing evaluation by credit rating agencies, and there can be no assurance that such ratings will not be lowered, suspended or withdrawn entirely by a rating agency or placed on a so-called “watch list” for a possible downgrade or assigned a negative ratings outlook if, in any rating agency’s judgment, circumstances so warrant. Actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under review for a downgrade or have been assigned a negative outlook, would likely increase our borrowing costs, which could in turn have a material adverse effect on our financial condition, results of operations, cash flows and could harm our business.

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

The application of sales tax and other indirect taxes on cross border sales by remote sellers is continuing to change and evolve. On June 21, 2018, the U.S. Supreme Court decided South Dakota v. Wayfair, Inc. et al, a case challenging the current law under which online retailers are not required to collect sales and use tax unless they have a physical presence in the buyer’s state. This decision allows states to adopt new or enforce existing laws requiring sellers to collect and remit sales and use tax, even in states in which the seller has no presence. The adoption or enforcement of any such legislation could result in a sales and use tax collection responsibility for certain of our sellers. This collection responsibility and the additional costs associated with complex sales and use tax collection, remittance and audit requirements could create additional burdens for buyers and sellers on our websites and mobile platforms and could harm our business. Moreover, the application of such taxes on our commerce platforms could cause a marketplace to be less attractive to current and prospective buyers, which could adversely impact our business, financial performance, and growth. The majority of U.S. states have enacted laws or have pending legislation that require marketplace facilitators to collect and remit sales tax for some or all sellers using these marketplaces.

Similar laws imposing tax collection responsibility on foreign sellers are being considered in other countries as well. We are now jointly liable for U.K. VAT and German VAT for certain sellers who fail to fulfill their VAT obligations unless we suspend their eBay activity until the seller resolves the matter with the corresponding VAT authority. Other jurisdictions are considering similar legislation.

Multiple jurisdictions have enacted laws which require marketplaces to report user activity or collect and remit taxes on certain items sold on the marketplace. For example, we are collecting Australian GST on certain imports into Australia and remitting the GST to the Australian Tax Office. The European Union has also adopted a VAT reform package which starting in 2021 requires marketplaces such as eBay to collect and remit VAT on most imports from outside the European Union.

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

Our businesses involve the storage and transmission of users’ personal financial information. In addition, a significant number of our users authorize us to bill their payment card accounts directly for all transaction and other fees charged by us or, in certain cases, third-party service providers utilized in our payment services. An increasing number of websites, including those owned by several other large Internet and offline companies, have disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on portions of their websites or infrastructure. The techniques used to obtain unauthorized access, disable, or degrade service, or sabotage systems, change frequently, may be difficult to detect for a long time, and often are not recognized until launched against a target. Certain efforts may be state sponsored and supported by significant financial and technological resources and therefore may be even more difficult to detect. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. Unauthorized parties may also attempt to gain access to our systems or facilities through various means, including hacking into our systems or facilities, fraud, trickery or other means of deceiving our employees, contractors and temporary staff. A party that is able to circumvent our security measures, or those of our third-party service providers, could misappropriate our or our users’ personal information, cause interruption or degradations in our operations, damage our computers or those of our users, or otherwise damage our reputation. In addition, our users have been and likely will continue to be targeted by parties using fraudulent “spoof” and “phishing” emails to misappropriate user names, passwords, payment card numbers, or other personal information or to introduce viruses or other malware through “trojan horse” programs to our users’ computers. Our information technology and infrastructure may be vulnerable to cyberattacks or security incidents and third parties may be able to access our users’ proprietary information and payment card data that are stored on or accessible through our systems. Any security breach at a company providing services to us or our users could have similar effects.

In May 2014, we publicly announced that criminals were able to penetrate and steal certain data, including usernames, encrypted user passwords and other non-financial user data. Upon making this announcement, we required all buyers and sellers on our platform to reset their passwords in order to log into their account. The breach and subsequent password reset have negatively impacted the business. In July 2014, a putative class action lawsuit was filed against us for alleged violations and harm resulting from the breach. The lawsuit was dismissed with leave to amend. In addition, we have received requests for information and became subject to investigations regarding this incident from numerous regulatory and other government agencies across the world.

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

We have experienced and will likely continue to experience system failures, denial-of-service attacks and other events or conditions from time to time that interrupt the availability or reduce the speed or functionality of our websites and mobile applications, including our payments services. These events have resulted and likely will result in loss of revenue. A prolonged interruption in the availability or reduction in the speed or other functionality of our websites and mobile applications or payments services could materially harm our business. Frequent or persistent interruptions in our services could cause current or potential users to believe that our systems are unreliable, leading them to switch to our competitors or to avoid our sites, and could permanently harm our reputation and brands. Moreover, to the extent that any system failure or similar event results in damages to our customers or their businesses, these customers could seek significant compensation from us for their losses and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address. We also rely on facilities, components and services supplied by third parties and our business may be materially adversely affected to the extent these components or services do not meet our expectations or these third parties cease to provide the services or facilities. In particular, a decision by any of our third-party hosting providers to close a facility that we use could cause system interruptions and delays, result in loss of critical data and cause lengthy interruptions in our services. We do not carry business interruption insurance sufficient to compensate us for losses that may result from interruptions in our service as a result of systems failures and similar events.

The closing of the proposed sale of StubHub is subject to various risks and uncertainties, may not be completed in accordance with expected plans or on the currently contemplated timeline, or at all, and the pending sale may be disruptive to StubHub.

As previously announced, on November 24, 2019, we entered into a stock purchase agreement with an affiliate of viagogo to sell StubHub.

The sale is expected to close by the end of the first quarter of 2020. The completion, on our expected timeline, of the proposed sale of StubHub is subject to closing conditions and viagogo’s ability to obtain debt and equity financing on a timely basis. If the conditions to the closing of the sale of StubHub are neither satisfied nor, where permissible, waived on a timely basis or at all, we may be unable to complete the sale of StubHub or such completion may be delayed beyond our expected timeline. We are also subject to risks regarding the failure of the buyer to obtain the necessary financing to complete the transactions contemplated by the stock purchase agreement and risks related to the equity and debt financing and related guarantee arrangements entered in connection with the stock purchase agreement.

Whether or not the proposed sale of StubHub is completed, the announcement and pendency of the StubHub sale may be disruptive to StubHub and may adversely affect StubHub’s relationships with current and prospective employees and business partners and buyers and sellers on its platform. Uncertainties related to the pending sale of

StubHub may impair StubHub’s ability to attract, retain and motivate key personnel and could divert the attention of StubHub’s management and other employees from its day-to-day business and operations in preparation for and during the sale. If we are unable to effectively manage these risks, StubHub’s business, results of operations, financial condition and prospects would be adversely affected.

If the proposed sale of StubHub is delayed or not completed for any reason, including due to the inability to satisfy the closing conditions or due to the buyer’s inability to obtain the necessary financing or industry or economic conditions outside of our control, investor confidence could decline and we could face negative publicity and possible litigation. In addition, in the event of a failed transaction, we will have expended significant management resources in an effort to complete the sale and, although in some circumstances the buyer may be obligated to pay us a termination fee of $200 million, will have incurred significant transaction costs. Accordingly, if the proposed sale of StubHub is not completed on the terms set forth in the stock purchase agreement or at all, our business, results of operations, financial condition, cash flows and stock price may be adversely affected.

Acquisitions, dispositions, joint ventures, strategic partnerships and strategic investments could result in operating difficulties and could harm our business or impact our financial results.

We have acquired a significant number of businesses of varying size and scope, technologies, services, and products, disposed of significant businesses (including PayPal and our Enterprise business in 2015), and in November 2019 we have entered into an agreement to sell our StubHub business to viagogo. We expect to continue to evaluate and consider a wide array of potential strategic transactions as part of our overall business strategy, including business combinations, acquisitions, and dispositions of businesses, technologies, services, products, and other assets, as well as strategic investments and joint ventures.

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

•
the acquisition of new customer and employee personal information by us or a third-party acquiring assets or businesses from us, which in and of itself may require regulatory approval and or additional controls, policies and procedures and subject us to additional exposure; and

•
our dependence on the acquired business’ accounting, financial reporting, operating metrics and similar systems, controls and processes and the risk that errors or irregularities in those systems, controls and processes will lead to errors in our consolidated financial statements or make it more difficult to manage the acquired business.

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

We entered into a warrant agreement in conjunction with a commercial agreement with Adyen that entitles us to acquire a fixed number of shares of the Adyen’s common stock subject to certain milestones being met. This warrant is accounted for as a derivative instrument under ASC Topic 815, Derivatives and Hedging. Changes in Adyen’s common stock price and equity volatility may have a significant impact on the value of this warrant. We report this warrant on a quarterly basis at fair value in our consolidated balance sheets, and changes in the fair value of this warrant are recognized in our consolidated statement of income. Fluctuations in Adyen’s common stock or other changes in assumptions could result in material changes in the fair value that we report in our consolidated balance sheets and our consolidated statement of income, which could have a material impact on our financial results.

We are subject to risks and uncertainties related to the strategic review of our asset portfolio, as well as the execution of our plan for operating efficiency.

In March 2019, we announced that we initiated, with the assistance of external financial advisors, a strategic review of our asset portfolio, including but not limited to StubHub and eBay Classifieds Group. In November 2019, as an outcome of our strategic review, we entered into an agreement to sell our StubHub business to viagogo. Our strategic review efforts continue, however, there can be no assurance that the strategic review will result in any further sale, spin-off or other business combination involving our assets. We will incur expenses in connection with the review and our future results may be affected by the pursuit or consummation of any specific transaction or other strategic alternative resulting from the strategic review. While this review is ongoing, we are exposed to certain risks and uncertainties, including retaining and attracting employees during the review process; the diversion of management’s time to the review; and exposure to potential litigation in connection with the review process or any specific transaction or other strategic alternative resulting therefrom, all of which could disrupt and negatively affect our business. Speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of the Company could cause our stock price to fluctuate significantly. There is no finite timetable for completion of the strategic review, and we can provide no assurance that any transaction or other strategic alternative we pursue will have a positive impact on our results of operations or financial condition.

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

On September 25, 2019, we announced the appointment of an interim Chief Executive Officer. Our Board of Directors is actively undertaking a search for our next Chief Executive Officer. This search and any eventual transition to a Chief Executive Officer may result in disruptions to our business and uncertainty among investors, employees and others concerning our future direction and performance. Any such disruptions and uncertainty, as well as a delay or failure in successfully identifying, attracting or retaining a permanent Chief Executive Officer, could have an adverse effect on our business and financial results.

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

We cannot provide assurance that we will continue to pay dividends on our common stock.

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

We have received an opinion from outside tax counsel to the effect that our distribution of 100% of the outstanding common stock of PayPal to our stockholders on July 17, 2015 (the “Distribution”) qualifies as a transaction that is described in Sections 355 and 368(a)(1)(D) of the Internal Revenue Code. The opinion relies on certain facts, assumptions, representations and undertakings from PayPal and us regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not satisfied, our stockholders and we may not be able to rely on the opinion of tax counsel and could be subject to significant tax liabilities. Notwithstanding the opinion of tax counsel we have received, the IRS could determine on audit that the Distribution is taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinion. If the Distribution is determined to be taxable for U.S. federal income tax purposes, our stockholders that are subject to U.S. federal income tax and we could incur significant U.S. federal income tax liabilities.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2: PROPERTIES

We own and lease various properties in the U.S. and 31 other countries around the world. We use the properties for executive and administrative offices, data centers, product development offices, fulfillment centers and customer service offices. Our headquarters are located in San Jose, California and occupies approximately 0.5 million square feet. Our owned data centers are solely located in Utah. As of December 31, 2019, our owned and leased properties provided us with aggregate square footage as follows (in millions):

	United States	Other Countries	Total
Owned facilities	1.3	—	1.3
Leased facilities	0.8	3.9	4.7
Total facilities	2.1	3.9	6.0

From time to time we consider various alternatives related to our long-term facilities needs. While we believe that our existing facilities, which are used by all of our reportable segments, are adequate to meet our immediate needs, it may become necessary to develop and improve land that we own or lease or acquire additional or alternative space to accommodate any future growth.

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

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable were not material for the year ended December 31, 2019. Except as otherwise noted for the proceedings described in this Item 3, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to significant uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material. Legal fees are expensed as incurred.
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

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock has been traded on The Nasdaq Global Select Market under the symbol “EBAY” since September 24, 1998. As of January 27, 2020, there were approximately 3,524 holders of record of our common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock.

Dividend Policy

During 2019, the company paid a total of $473 million in cash dividends. In January 2020, we declared a quarterly cash dividend of $0.16 per share of common stock to be paid on March 20, 2020 to stockholders of record as of March 2, 2020. The timing, declaration, amount and payment of any future cash dividends are at the discretion of the Board of Directors and will depend on many factors, including our available cash, working capital, financial condition, results of operations, capital requirements, covenants in our credit agreement, applicable law and other business considerations that our Board of Directors considers relevant. See “We cannot provide assurance that we will continue to pay dividends on our common stock” under “Item 1A. Risk Factors.”

Performance Measurement Comparison

The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on December 31, 2014 (the last trading day for the year ended December 31, 2014) in (i) our common stock, (ii) the Nasdaq Composite Index, (iii) the S&P 500 Index and (iv) the S&P 500 Information Technology Index. For the purpose of this graph, the distribution of 100% of the outstanding common stock of PayPal Holdings, Inc. (“PayPal”) to our stockholders, pursuant to which PayPal became an independent company, is treated as a non-taxable cash dividend of $41.46, an amount equal to the opening price of PayPal common stock on July 20, 2015 which was deemed reinvested in eBay common stock at the opening price on July 20, 2015.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Stock repurchase activity during the three months ended December 31, 2019 was as follows:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet be Purchased Under the Programs (1)
October 31, 2019	9,212,301	$37.77	9,212,301	$2,803,012,054
November 30, 2019	8,942,446	$35.29	8,942,446	$2,487,397,753
December 31, 2019	9,475,674	$35.50	9,475,674	$2,150,987,394
	27,630,421		27,630,421

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
During the three months ended December 31, 2019, we repurchased approximately $1.0 billion of our common stock under our stock repurchase program. As of December 31, 2019, a total of approximately $2.2 billion remained available for future repurchases of our common stock under our stock repurchase program. During January 2020, our Board authorized an additional $5.0 billion stock repurchase program, with no expiration from the date of authorization.
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

ITEM 6: SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The consolidated statement of income data for the years ended December 31, 2019, 2018, 2017 and 2016 are derived from our audited consolidated financial statements. The consolidated balance sheet data as of December 31, 2019 and 2018 are derived from our audited consolidated financial statements. The consolidated balance sheet data as of December 31, 2017 and 2016 has been derived from our audited consolidated financial statements adjusted for the adoption of the ASC 606, Revenue from Contracts with Customers (ASC 606). The consolidated statement of income data and consolidated balance sheet data as of and for the year ended December 31, 2015 is derived from our audited consolidated financial statements, which have not been adjusted for ASC 606.

	Year Ended December 31,
	2019	2018 (6)	2017 (4)(7)	2016 (4)(8)	2015
	(In millions, except per share amounts)
Consolidated Statement of Income Data: (1)
Net revenues	$10,800	$10,746	$9,927	$9,298	$8,592
Gross profit	8,292	8,364	7,706	7,294	6,821
Income from operations	2,321	2,222	2,264	2,325	2,197
Income from continuing operations before income taxes	2,207	2,718	2,275	3,651	2,406
Income (loss) from continuing operations	1,792	2,528	(1,013)	7,285	1,947
Income (loss) per share from continuing operations:
Basic	$2.11	$2.58	$(0.95)	$6.43	$1.61
Diluted	$2.10	$2.55	$(0.95)	$6.37	$1.60
Weighted average shares:
Basic	849	980	1,064	1,133	1,208
Diluted	856	991	1,064	1,144	1,220

	As of December 31,
	2019	2018 (6)	2017 (4) (7)	2016 (4) (8)	2015
	(In millions)
Consolidated Balance Sheet Data: (1)
Cash and cash equivalents	$975	$2,202	$2,120	$1,816	$1,832
Short-term investments	1,850	2,713	3,743	5,333	4,299
Long-term investments	1,316	3,778	6,331	3,969	3,391
Working capital - continuing operations	640	2,672	4,185	5,010	5,641
Working capital total (2)(3)	640	2,672	4,185	5,010	5,641
Total assets - continuing operations	18,174	22,819	25,986	23,851	17,785
Total assets	18,174	22,819	25,986	23,851	17,785
Short-term debt	1,022	1,546	781	1,451	—
Long-term debt	6,738	7,685	9,234	7,509	6,779
Total stockholders’ equity (5)	2,870	6,281	8,049	10,526	6,576
Dividends declared per share:	$0.56	$—	$—	$—	$—

(1)
Includes the impact of acquisitions and dispositions. For a summary of recent significant acquisitions and dispositions, please see “Note 3 - Business Combinations” to the consolidated financial statements included in this report.

(2)	Working capital is calculated as the difference between total current assets and total current liabilities.

(3)	Reflects the impact of the adoption of the new lease accounting standard in 2019 which was adopted prospectively.

(4)	Reflects the impact of the adoption of the new revenue recognition accounting standard in 2018. Periods prior to 2016 have not been revised.

(5)	Includes the impact of the Distribution of PayPal on July 17, 2015.

(6)
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

(7)
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

(8)
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

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions (such as those relating to future business, future results of operations or financial condition, new or planned features or services, management strategies or timing and other expectations regarding our sale of StubHub to viagogo). You can identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Item 1A: Risk Factors” of this Annual Report on Form 10-K, as well as in our consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the consolidated financial statements and the related notes included in this report.

OVERVIEW

Business

eBay Inc., a global commerce leader, includes Marketplace, StubHub and Classifieds platforms. Collectively, eBay connects millions of buyers and sellers around the world, empowering people and creating opportunity for all. Founded in 1995 in San Jose, California, eBay is one of the world’s largest and most vibrant marketplaces for discovering great value and unique selection. Our technologies and services are designed to give buyers choice and a breadth of relevant inventory and to enable sellers worldwide to organize and offer their inventory for sale, virtually anytime and anywhere. In 2019, eBay enabled over $90 billion of Gross Merchandise Volume.

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

Our commerce platforms operate globally, resulting in certain revenues that are denominated in foreign currencies, primarily the euro, British pound, Korean won and Australian dollar, subjecting us to foreign currency risk which may impact our financial results. Because of this and the fact that we generate a majority of our net revenues internationally, including during the years ended December 31, 2019, 2018 and 2017, we are subject to the risks related to doing business in foreign countries as discussed under “Item 1A: Risk Factors.”

The effect of foreign currency exchange rate movements during 2019 was primarily attributable to the strengthening of the U.S. dollar against the euro, British pound and Korean won.

Fiscal Year Highlights

Net revenues increased 1% to $10.8 billion in 2019 compared to 2018, primarily driven by Marketplace net transaction revenues and Classifieds marketing services and other revenues. FX-Neutral net revenue (as defined above) increased 2% in 2019 compared to 2018. Operating margin increased to 21.5% in 2019 compared to 20.7% in 2018.

We generated cash flow from continuing operating activities of $3.1 billion in 2019 compared to $2.7 billion in 2018, ending the year with cash, cash equivalents and non-equity investments of $3.8 billion.

In the first quarter of 2019, we completed the acquisition of the U.K. based classifieds site, Motors.co.uk for $93 million in cash. During the third quarter of 2019, $400 million of floating rate notes and $1.15 billion of 2.200% fixed rate notes matured and were repaid. During the year ended December 31, 2019 we paid $473 million in cash dividends.

In the fourth quarter of 2019, we entered into a definitive agreement to sell StubHub to viagogo for a purchase price of $4.05 billion in cash. The sale is expected to close in the first quarter of 2020, subject to regulatory approval and closing conditions.

Diluted earnings per share from continuing operations was $2.10 in 2019 compared to diluted earnings per share of $2.55 in 2018. In January 2020, we declared a quarterly cash dividend of $0.16 per share of common stock to be paid on March 20, 2020 to stockholders of record as of March 2, 2020.

RESULTS OF OPERATIONS

Net Revenues

Seasonality

We expect transaction activity patterns on our platforms to mirror general consumer buying patterns and expect that these trends will continue. The following table sets forth, for the periods presented, our total net revenues and the sequential quarterly movements of these net revenues (in millions, except percentages):

	Quarter Ended
	March 31	June 30	September 30	December 31
2017
Net revenues	$2,303	$2,419	$2,498	$2,707
Percent change from prior quarter	(7)%	5%	3%	8%
2018
Net revenues	$2,580	$2,640	$2,649	$2,877
Percent change from prior quarter	(5)%	2%	0%	9%
2019
Net revenues	$2,643	$2,687	$2,649	$2,821
Percent change from prior quarter	(8)%	2%	(1)%	7%

Net Revenues by Geography

Revenues are attributed to U.S. and international geographies primarily based upon the country in which the seller, platform that displays advertising, other service provider or customer, as the case may be, is located. The following table presents net revenues by geography for the periods presented (in millions, except percentages):

	Year Ended December 31,
	2019	% Change	2018	% Change	2017
U.S.	$4,337	(1)%	4,373	4%	$4,187
Percentage of net revenues	40%		41%		42%

International	6,463	1%	6,373	11%	5,740
Percentage of net revenues	60%		59%		58%

Total net revenues	$10,800	1%	$10,746	8%	$9,927

Net revenues included $81 million of hedging gains and $8 million and $28 million of hedging losses during the years ended December 31, 2019, 2018 and 2017, respectively. The hedging activity in net revenues specifically relates to hedges of net transaction revenues generated by our Marketplace segment. Foreign currency movements relative to the U.S. dollar had an unfavorable impact of $211 million, a favorable impact of $174 million and unfavorable impact of $39 million on net revenues for the years December 31, 2019, 2018 and 2017, respectively. The effect of foreign currency exchange rate movements in 2019 compared to 2018 was primarily attributable to the strengthening of the U.S. dollar against the euro, British pound and Korean won. The effect of foreign currency exchange rate movements in 2018 compared to 2017 was primarily attributable to the weakening of the U.S. dollar against the euro, British pound and Korean won.

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

Marketing services and other ("MS&O") revenues consist of Marketplace, StubHub and Classifieds revenues principally from the sale of advertisements, classifieds fees, revenue sharing arrangements and first-party inventory programs.

The following table presents net revenues by type and segment (in millions, except percentages):

	Year Ended December 31,
	2019	% Change	2018	% Change	2017
Net transaction revenues:
Marketplace	$7,578	2%	$7,416	9%	$6,809
StubHub	1,057	(1)%	1,068	6%	1,011
Total net transaction revenues	8,635	2%	8,484	8%	7,820
Marketing services and other revenues:
Marketplace	1,060	(13)%	1,225	3%	1,192
Classifieds	1,061	4%	1,022	14%	897
StubHub	64	**	15	(17)%	18
Elimination of inter-segment net revenues	(20)	**	—	—%	—
Total marketing services and other revenues	2,165	(4)%	2,262	7%	2,107
Total net revenues	$10,800	1%	$10,746	8%	$9,927

**	Not meaningful

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

Take rate is defined as net transaction revenues divided by GMV.

The following table presents GMV and take rate by segment for the periods presented (in millions, except percentages):

	Year Ended December 31,
	2019	% Change	2018	% Change	2017
GMV:
Marketplace	$85,510	(5)%	$89,829	7%	$83,883
StubHub	4,700	(1)%	4,751	5%	4,520
Total	$90,210	(5)%	$94,580	7%	$88,403

Transaction take rate:
Marketplace	8.86%	0.61%	8.25%	0.13%	8.12%
StubHub	22.49%	0.01%	22.48%	0.11%	22.37%
Total transaction take rate	9.57%	0.60%	8.97%	0.12%	8.85%

Marketplace Net Transaction Revenues

	Year Ended December 31,		% Change		Year Ended December 31,		% Change
	2019	2018	As Reported	FX-Neutral	2018	2017	As Reported	FX-Neutral
Marketplace net transaction revenues (1)	7,578	7,416	2%	4%	7,416	6,809	9%	7%

Marketplace GMV	85,510	89,829	(5)%	(2)%	89,829	83,883	7%	5%
Marketplace take rate	8.86%	8.25%	0.61%		8.25%	8.12%	0.13%

(1)	Marketplace net transaction revenues were net of $81 million, $8 million and $28 million hedging activity during the years ended December 31, 2019, 2018 and 2017 respectively.

Marketplace net transaction revenues increased in 2019 compared to 2018 primarily due to growth in promoted listing fees and a higher take rate. Marketplace transaction take rate was higher in 2019 compared to 2018, primarily due to growth in promoted listing fees, which along with final value fees are calculated as a percentage of an item’s sale price, and category mix. The increase in Marketplace net transaction revenues in 2019 compared to 2018 was due to take rate considerations discussed above, despite declining Marketplace GMV. We expect that the divergence between Marketplace net transaction revenues and Marketplace GMV will continue. Despite GMV’s divergence from net transaction revenues during the year, we still believe the metric provides a useful measure of overall volume of closed transactions that flow through the platform in a given period.

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

StubHub Net Transaction Revenues

The following table presents StubHub net transaction revenues and supplemental operating data (in millions, except percentages):

	Year Ended December 31,		% Change		Year Ended December 31,		% Change
	2019	2018	As Reported	FX-Neutral	2018	2017	As Reported	FX-Neutral
StubHub net transaction revenues	1,057	1,068	(1)%	(1)%	1,068	1,011	6%	6%

StubHub GMV	4,700	4,751	(1)%	(1)%	4,751	4,520	5%	5%
StubHub take rate	22.49%	22.48%	0.01%		22.48%	22.37%	0.11%

StubHub net transaction revenues in 2019 compared to 2018 decreased slightly primarily driven by lower GMV from concerts and theater, partially offset by an increase in sporting events and a slightly higher take rate. The slight increase in StubHub transaction take rate in 2019 compared to 2018 was primarily due to pricing changes partially offset by event mix.

The increase in StubHub net transaction revenues in 2018 compared to 2017 was primarily due to an increase in StubHub GMV. The increase in StubHub GMV in 2018 compared to 2017 was primarily driven by concerts and sporting events. The increase in StubHub transaction take rate in 2018 compared to 2017 was primarily due to pricing changes on the platform.

Marketing Services and Other Revenues

The following table presents MS&O revenues (in millions, except percentages):

	Year Ended December 31,		% Change		Year Ended December 31,		% Change
	2019	2018	As Reported	FX-Neutral	2018	2017	As Reported	FX-Neutral
Marketplace	$1,060	$1,225	(13)%	(11)%	$1,225	$1,192	3%	1%
Classifieds	1,061	1,022	4%	9%	1,022	897	14%	10%
StubHub	64	15	**	**	15	18	(17)%	(18)%
Elimination of inter-segment net revenues	$(20)	$—	**	**	$—	$—	—%	—%
Total MS&O revenues	$2,165	$2,262	(4)%	(1)%	$2,262	$2,107	7%	5%
Percentage of net revenues	20%	21%			21%	21%

**	Not meaningful

Marketplace MS&O Revenues

The decrease in Marketplace MS&O revenues during 2019 compared to 2018 was primarily due to a decrease in advertising revenues that was driven by our ongoing shift to promoted listing fees, which are recognized in net transaction revenues and lower revenues resulting from the sale of brands4friends. These decreases were partially offset by increases in first-party inventory program in Korea in 2019 compared to 2018.

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

Classifieds MS&O Revenues

The increases in Classifieds MS&O revenues in 2019 compared to 2018 and in 2018 compared to 2017 was primarily driven by increased revenue from our Classifieds horizontal and vertical motors platforms primarily in Germany.

StubHub MS&O Revenues

The increase in StubHub MS&O revenues in 2019 compared to 2018 primarily related to growth in revenues from first-party inventory sales from sporting events. The change in StubHub MS&O revenue in 2018 compared to 2017 was relatively flat.

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

	Year Ended December 31,
	2019	% Change	2018	% Change	2017
Cost of net revenues	$2,508	5%	$2,382	7%	$2,221
As a percentage of net revenues	23.2%		22.2%		22.4%

The increase in cost of net revenues in 2019 compared to 2018 and 2018 compared to 2017 was primarily due to an increase in site operation and payment processing costs as we increased our investments in our business, and an increase in costs of goods sold driven by our first-party inventory program in Korea.

Cost of net revenues, net of immaterial hedging activities, was favorably impacted by $56 million attributable to foreign currency movements relative to the U.S. dollar in 2019 compared to 2018. Cost of net revenues was unfavorably impacted by $34 million attributable to foreign currency movements relative to the U.S. dollar in 2018. There was no hedging activity within cost of net revenues in 2018.

Operating Expenses

The following table presents operating expenses (in millions, except percentages):

	Year Ended December 31,
	2019	% Change	2018	% Change	2017
Sales and marketing	$3,194	(6)%	$3,391	18%	$2,878
Percentage of net revenues	30%		32%		29%
Product development	1,240	(4)%	1,285	5%	1,224
Percentage of net revenues	11%		12%		12%
General and administrative	1,189	5%	1,131	10%	1,030
Percentage of net revenues	11%		11%		10%
Provision for transaction losses	300	5%	286	5%	272
Percentage of net revenues	3%		3%		3%
Amortization of acquired intangible assets	48	(1)%	49	27%	38
Total operating expenses	$5,971	(3)%	$6,142	13%	$5,442

Foreign currency movements relative to the U.S. dollar had a favorable impact of $118 million on operating expenses in 2019 compared to 2018. Operating expenses were unfavorably impacted by $68 million attributable to foreign currency movements relative to the U.S. dollar in 2018 compared to 2017. There was no hedging activity within operating expenses in 2019 and 2018.

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

The decrease in sales and marketing expense in 2019 compared to 2018 was primarily due to a favorable impact from foreign currency movements relative to the U.S. dollar and decreases in offline advertising spend and employee-related costs. These costs were partially offset by online marketing spend and user coupons and rewards largely driven by our Japan platform acquired in the second quarter of 2018.

The increase in sales and marketing expense in 2018 compared to 2017 was primarily due to an increase in user coupons and rewards and traffic acquisition costs.

Product Development

Product development expenses primarily consist of employee compensation, contractor costs, facilities costs and depreciation on equipment. Product development expenses are net of required capitalization of major platform and other product development efforts, including the development and maintenance of our technology platform. Our top technology priorities include payment intermediation capabilities and improved seller tools and buyer experiences built on a foundation of structured data.

Capitalized internal use and platform development costs were $137 million and $147 million in 2019 and 2018, respectively, and are primarily reflected as a cost of net revenues when amortized in future periods.

The decrease in product development expenses in 2019 compared to 2018 was primarily due to decreases in employee-related costs, foreign currency movement relative to the U.S. dollar and depreciation on equipment. The increase in product development expenses in 2018 compared to 2017 was primarily due to an increase in employee-related costs, partially offset by a decrease in depreciation on equipment.

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

The increase in general and administrative expenses in 2019 compared to 2018 was primarily due to severance costs incurred in 2019 related to our CEO transition.

The increase in general and administrative expenses in 2018 compared to 2017 was primarily due to restructuring costs related to our global workforce reduction and an increase in employee-related costs. For additional details related to the restructuring, refer to “Note 18 – Restructuring” to the consolidated financial statements included in this report.

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

The increase in provision for transaction losses in 2019 compared to 2018 was primarily due to an increase in bad debt expense. The increase in provision for transaction losses in 2018 compared to 2017 was not significant.

Income from Operations

The following table presents income from operations (in millions, except percentages):

	Year Ended December 31,
	2019	% Change	2018	% Change	2017
Income from operations	$2,321	4%	$2,222	(2)%	$2,264
Operating margin	21.5%		20.7%		22.8%

The increase in income from operations in 2019 compared 2018 was primarily due to an increase in income from our Marketplace segment. Income from our StubHub and Classifieds segments was not a significant contributor to the increase in total income from operations in 2019 compared to 2018. The decrease in income from operations in 2018 compared to 2017 was primarily due to global workforce reduction and an increase in employee related costs, partially offset by an increase in income from our Marketplace and Classifieds segments.

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

	Year Ended December 31,
	2019	% Change	2018	% Change	2017
Interest income	$120	(32)%	$176	(1)%	$177
Interest expense	(311)	(5)%	(326)	12%	(292)
Gains on investments and sale of business	80	**	663	**	115
Other	(3)	**	(17)	**	11
Total interest and other, net	$(114)	**	$496	**	$11

The decrease in interest and other, net in 2019 compared to 2018 was primarily attributable to the gain recognized on the sale of our investment in Flipkart of $313 million and the relinquishment of our existing equity method investment in Giosis of $266 million that did not occur in 2019, the loss recorded upon the divestiture of brands4friends of $52 million partially offset by the gain recognized due to the change in fair value of the Adyen warrant of $133 million that occurred in 2019.

The increase in interest and other, net in 2018 compared to 2017 was primarily attributable to the $313 million gain recognized on the sale of our investment in Flipkart and $266 million gain recognized upon relinquishment of our existing equity method investment in Giosis and $104 million gain recognized due to the change in fair value of the warrant.

Income Tax Provision

The following table presents provision for income taxes (in millions, except percentages):

	Year Ended December 31,
	2019	2018	2017
Income tax provision (benefit)	$415	$190	$3,288
Effective tax rate	18.8%	7.0%	144.5%

The increase in our effective tax rate in 2019 compared to 2018 was primarily due to a reduction in 2018 to the provisional tax amounts recorded in 2017 related to the Tax Cuts and Jobs Act and the gain recognized from the relinquishment of our existing equity method investment in Giosis that was not subject to U.S. federal income tax on a current basis that did not recur in 2019, and certain expenses in 2019 including a negotiated reduction in the tax basis of the intangible assets in our Classifieds platforms. These impacts were partially offset in 2019 by the effective settlements of audits, reduction in the U.S. deferred tax liability for minimum tax on foreign earnings, related to the above reduction in tax basis of intangible assets, and a benefit due to the enacted New York state legislation regarding the taxability of foreign earnings.

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

On December 22, 2017, the Tax Cuts and Jobs Act was enacted. U.S. tax reform, among other things, reduced the U.S. federal income tax rate from 35% to 21% beginning in 2018, instituted a dividends received deduction for foreign earnings with a related tax for the deemed repatriation of unremitted foreign earnings in 2017 and created a new U.S. minimum tax on earnings of foreign subsidiaries. We recognized a provisional income tax charge of $3.1 billion in the fourth quarter of 2017, which was included as a component of the income tax provision on our consolidated statement of income. We completed our analysis of the impacts of U.S. tax reform in the fourth quarter of 2018 and recognized a $463 million reduction to the provisional tax amounts recorded in the fourth quarter of 2017, which is included as a component of income tax expense from continuing operations in 2018.

Included in the 2017 provisional amount was $1.4 billion for the income tax on the deemed repatriation of unremitted foreign earnings. We completed the computation of this amount as part of the 2017 income tax return filing and reduced the provisional amount by $18 million and we utilized $213 million of foreign tax credits to reduce the net liability, both in 2018.

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

As a result of U.S. tax reform, our earnings in foreign jurisdictions are taxed at substantially the same rate as the U.S. federal statutory tax rate of 21%. In 2017, our provision for income taxes differed from the provision computed by applying the U.S. federal statutory rate of 35% primarily due to lower tax rates associated with certain earnings from our operations in jurisdictions outside the U.S. The impact on our provision for income taxes of foreign income being taxed at different rates that the U.S. federal statutory rate was a benefit of approximately $217 million in 2017. The foreign jurisdictions with lower tax rates that had the most significant impact on our provision for income taxes in 2017 include Switzerland. See “Note 15 - Income Taxes” to the consolidated financial statements included in this report for more information on our tax rate reconciliation.

From time to time we engage in certain intercompany transactions. We consider many factors when evaluating these transactions. These transactions may impact our tax rate and/or result in additional cash tax payments. The impact in any period may be significant. These transactions are complex and the impact of such transactions on future periods may be difficult to estimate.

We are regularly under examination by tax authorities both domestically and internationally. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations, although we cannot assure you that this will be the case given the inherent uncertainties in these examinations. Due to the ongoing tax examinations, it is generally impractical to determine the amount and timing of these adjustments. However, we expect several tax examinations to close within the next twelve months. See “Note 15 – Income Taxes” to the consolidated financial statements included in this report for more information on estimated settlements within the next twelve months.

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

The following tables set forth a reconciliation of FX-Neutral GMV and FX-Neutral net revenues (each as defined below) to our reported GMV and net revenues for the periods presented (in millions, except percentages):

	Year Ended December 31, 2019			Year Ended December 31, 2018
	As Reported	Exchange Rate Effect (1)	FX-Neutral (2)	As Reported	As Reported % Change	FX-Neutral % Change
GMV:
Marketplace	$85,510	$(2,745)	$88,255	$89,829	(5)%	(2)%
StubHub	4,700	(17)	4,717	4,751	(1)%	(1)%
Total GMV	$90,210	$(2,762)	$92,972	$94,580	(5)%	(2)%

Net Revenues
Net transaction revenues:
Marketplace (3)	$7,578	$(123)	$7,701	$7,416	2%	4%
StubHub	1,057	(3)	1,060	1,068	(1)%	(1)%
Total	8,635	(126)	8,761	8,484	2%	3%
Marketing services and other revenues:
Marketplace	1,060	(30)	1,090	1,225	(13)%	(11)%
Classifieds	1,061	(55)	1,116	1,022	4%	9%
StubHub	64	—	64	15	**	**
Elimination of inter-segment net revenue	(20)	—	(20)	—	**	**
Total	2,165	(85)	2,250	2,262	(4)%	(1)%
Total net revenues	$10,800	$(211)	$11,011	$10,746	1%	2%

	Year Ended December 31, 2018			Year Ended December 31, 2017
	As Reported	Exchange Rate Effect (1)	FX-Neutral (2)	As Reported	As Reported % Change	FX-Neutral % Change
GMV:
Marketplace	$89,829	$1,659	$88,170	$83,883	7%	5%
StubHub	4,751	5	4,746	4,520	5%	5%
Total GMV	$94,580	$1,664	$92,916	$88,403	7%	5%

Net Revenues
Net transaction revenues:
Marketplace (3)	$7,416	$118	$7,298	$6,809	9%	7%
StubHub	1,068	1	1,067	1,011	6%	6%
Total	8,484	119	8,365	7,820	8%	7%
Marketing services and other revenues:
Marketplace	1,225	22	1,203	1,192	3%	1%
Classifieds	1,022	33	989	897	14%	10%
StubHub	15	—	15	18	(17)%	(18)%
Total	2,262	55	2,207	2,107	7%	5%
Total net revenues	$10,746	$174	$10,572	$9,927	8%	6%

** Not meaningful

(1)
We define exchange rate effect as the year-over-year impact of foreign currency movements using prior period foreign currency rates applied to current year transactional currency amounts, excluding hedging activity.

(2)	We define FX-Neutral GMV as GMV minus the exchange rate effect. We define the non-GAAP financial measures of FX-Neutral net revenues as net revenues minus the exchange rate effect.

(3)	Marketplace net transaction revenues were net of $81 million and $8 million of hedging activity in 2019 and 2018, respectively.

Liquidity and Capital Resources

Cash Flows

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Net cash provided by (used in):
Continuing operating activities	$3,114	$2,661	$3,146
Investing activities	2,787	2,894	(1,295)
Financing activities	(7,091)	(5,398)	(1,784)
Effect of exchange rates on cash, cash equivalents and restricted cash	(33)	(75)	238
Net increase (decrease) in cash, cash equivalents - discontinued operations	—	(3)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$(1,223)	$79	$305

Continuing Operating Activities

Cash provided by continuing operating activities of $3.1 billion in 2019 was primarily attributable to net income of $1.8 billion with adjustments of $681 million in depreciation and amortization, $505 million in stock-based compensation, $300 million in provision for transaction losses, $117 million for deferred income taxes, $52 million loss on the sale of a business, partially offset by a decrease of $200 million in changes in assets and liabilities, net of acquisition effects, and $133 million for changes in the fair value of the Adyen warrant.

Cash provided by continuing operating activities of $2.7 billion in 2018 was primarily attributable to net income of $2.5 billion with adjustments of $696 million in depreciation and amortization, $538 million in stock-based compensation and $286 million in provision for transaction losses, partially offset by a decrease of $577 million in changes in assets and liabilities, net of acquisition effects, and adjustments of $572 million for gain on investments, $153 million for deferred income taxes and $104 million for changes in fair value of the Adyen warrant.

The net cash provided by continuing operating activities of $3.1 billion in 2017 was primarily due to $1.1 billion of changes in assets and liabilities, net of acquisition effects, and a net loss of $1.0 billion offset by adjustments of $1.7 billion in deferred income taxes, $676 million in depreciation and amortization and $483 million in stock-based compensation.

Cash paid for income taxes in 2019, 2018 and 2017 was $333 million, $597 million and $308 million, respectively. Cash paid for income taxes in 2018 included tax payments related to our liability for deemed repatriation of foreign earnings under U.S. tax reform of $168 million, including a prepayment of $72 million.

Investing Activities

Cash provided by investing activities of $2.8 billion in 2019 was primarily attributable to proceeds of $50.5 billion from the maturities and sales of investments, partially offset by cash paid for purchases of investments of $47.0 billion, property and equipment of $554 million, equity investment in Paytm Mall of $160 million and acquisitions of $93 million.

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

Financing Activities

Cash used in financing activities of $7.1 billion in 2019 was primarily used to repurchase $5.0 billion of common stock, repay outstanding debt of $1.6 billion and pay $473 million of cash dividends.

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

The negative effect of exchange rate movements on cash, cash equivalents and restricted cash was due to the strengthening of the U.S. dollar against other currencies, primarily the Korean won, euro and British pound during 2019. The negative effect of exchange rate movements on cash, cash equivalents and restricted cash was due to the strengthening of the U.S. dollar against other currencies, primarily the euro, Korean won and British pound, during 2018. The positive effect of exchange rate movements on cash, cash equivalents and restricted cash was due to the weakening of the U.S. dollar against other currencies, primarily the euro and Korean won, during 2017.

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

During 2019, we repurchased approximately $5.0 billion of our common stock under our stock repurchase programs. As of December 31, 2019, a total of approximately $2.2 billion remained available for future repurchases of our common stock under our stock repurchase programs. In January 2020, our Board authorized an additional $5.0 billion stock repurchase program, with no expiration from the date of authorization.

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

Dividends

The company paid a total of $473 million in cash dividends during the year ended December 31, 2019. No cash dividends were paid in 2018 and 2017. In January 2020, we declared a cash dividend of $0.16 per share of common stock to be paid on March 20, 2020 to stockholders of record as of March 2, 2020.

Shelf Registration Statement and Debt

As of December 31, 2019, we had an effective shelf registration statement on file with the Securities and Exchange Commission that allows us to issue various types of debt securities, as well as common stock, preferred stock, warrants, depositary shares representing fractional interest in shares of preferred stock, purchase contracts and units from time to time in one or more offerings. Each issuance under the shelf registration statement will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. The registration statement does not limit the amount of securities that may be issued thereunder. Our ability to issue securities is subject to market conditions and other factors including, in the case of our debt securities, our credit ratings and compliance with the covenants in our credit agreement.

Senior Notes

As of December 31, 2019, we had floating- and fixed-rate senior notes outstanding for an aggregate principal amount of $7.8 billion. The net proceeds from the issuances of these senior notes are used for general corporate purposes, including, among other things, capital expenditures, share repurchases, repayment of indebtedness and possible acquisitions. The floating rate notes are not redeemable prior to maturity. On and after March 1, 2021, we may redeem some or all of the 6.000% fixed rate notes due 2056 at any time and from time to time prior to their maturity, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest. We may redeem some or all of the other fixed rate notes of each series at any time and from time to time prior to their maturity, generally at a make-whole redemption price plus accrued and unpaid interest. If a change of control triggering event occurs with respect to the 2.150% fixed rate notes due 2020, the 3.800% fixed rate notes due 2022, the floating rate notes due 2023, the 2.750% fixed rate notes due 2023, the 3.600% fixed rate notes due 2027 or the 6.000% fixed rate notes due 2056, we must, subject to certain exceptions, offer to repurchase all of the notes of the applicable series at a price equal to 101% of the principal amount plus accrued and unpaid interest. For additional details related to our senior notes, please see “Note 10 – Debt” to the consolidated financial statements included in this report.

To help achieve our interest rate risk management objectives, in connection with the previous issuance of certain senior notes, we entered into interest rate swap agreements that effectively converted $2.4 billion of the fixed rate notes to floating rate debt based on the London InterBank Offered Rate (“LIBOR”) plus a spread. These swaps were designated as fair value hedges against changes in the fair value of certain fixed rate senior notes resulting from changes in interest rates. As of December 31, 2019, we had no interest rate swaps outstanding as $1.15 billion related to our 2.200% senior notes of the $2.4 billion aggregate notional amount matured. In addition, during the year ended December 31, 2019, we terminated the interest rate swaps related to $750 million of our 2.875% senior notes due July 2021 and $500 million of our 3.450% senior notes due July 2024. As a result of the early termination, hedge accounting was discontinued prospectively and the gain on termination was recorded as an increase to the long-term debt balance and is being recognized over the remaining life of the underlying debt as a reduction to interest expense. The gain recognized during the year ended December 31, 2019 was immaterial. For additional details related to the interest rate swap termination, please see, “Note 10 – Debt” to the consolidated financial statements included in this report.

The indenture pursuant to which the senior notes were issued includes customary covenants that, among other things and subject to exceptions, limit our ability to incur, assume or guarantee debt secured by liens on specified assets or enter into sale and lease-back transactions with respect to specified properties, and also includes customary events of default.

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. As of December 31, 2019, there were no commercial paper notes outstanding.

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

As of December 31, 2019, no borrowings were outstanding under our $2 billion credit agreement. However, as described above, we have an up to $1.5 billion commercial paper program and therefore maintain $1.5 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due. As a result, $500 million of borrowing capacity was available as of December 31, 2019 for other purposes permitted by the credit agreement.

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

We were in compliance with all covenants in our outstanding debt instruments for the period ended December 31, 2019.

Credit Ratings

As of December 31, 2019, we were rated investment grade by Standard and Poor’s Financial Services, LLC (long-term rated BBB+, short-term rated A-2, with a stable outlook), Moody’s Investor Service (long-term rated Baa1, short-term rated P-2, with a stable outlook), and Fitch Ratings, Inc. (long-term rated BBB, short-term rated F-2, with a stable outlook). We disclose these ratings to enhance the understanding of our sources of liquidity and the effects of our ratings on our costs of funds. Our borrowing costs depend, in part, on our credit ratings and any actions taken by these credit rating agencies to lower our credit ratings will likely increase our borrowing costs.

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

Payments Due During the Year Ending December 31,	Debt	Leases	Purchase Obligations	Total
2020	$1,257	$200	$140	$1,597
2021	980	174	82	1,236
2022	1,933	151	69	2,153
2023	1,284	98	1	1,383
2024	871	45	1	917
Thereafter	4,349	78	3	4,430
	$10,674	$746	$296	$11,716

The significant assumptions used in our determination of amounts presented in the above table are as follows:

•
Debt amounts include the principal and interest amounts of the respective debt instruments. For additional details related to our debt, please see “Note 10 – Debt” to the consolidated financial statements included in this report. This table does not reflect any amounts payable under our $2 billion revolving credit facility or $1.5 billion commercial paper program, for which no borrowings were outstanding as of December 31, 2019.

•
Lease amounts include payments for our operating and finance leases for office space, data centers, as well as fulfillment centers and other corporate assets that we utilize under lease arrangements. The amounts presented are consistent with contractual terms and are not expected to differ significantly from actual results under our existing leases, unless a substantial change in our headcount needs requires us to expand our occupied space or exit an office facility early.

•
Purchase obligation amounts include minimum purchase commitments for advertising, capital expenditures (computer equipment, software applications, engineering development services, construction contracts) and other goods and services entered into in the ordinary course of business.

As we are unable to reasonably predict the timing of settlement of liabilities related to unrecognized tax benefits, net, the table does not include $285 million of such non-current liabilities included in other liabilities on our consolidated balance sheet as of December 31, 2019. The gross amount of unrecognized tax benefits expected to be reduced within the next twelve months is approximately $19 million. See “Note 15 – Income Taxes” to the consolidated financial statements included in this report for more information on unrecognized tax benefits.

Liquidity and Capital Resource Requirements

As of December 31, 2019 and December 31, 2018, we had assets classified as cash and cash equivalents, as well as short-term and long-term non-equity investments, in an aggregate amount of $3.8 billion and $8.6 billion, respectively. As of December 31, 2019, this amount included assets held in certain of our foreign operations totaling approximately $3.4 billion. As we repatriate these funds to the U.S., we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs. We have accrued deferred taxes for the tax effect of repatriating the funds to the U.S.

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

Off-Balance Sheet Arrangements

As of December 31, 2019, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

We have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under the arrangement. As of December 31, 2019, we had a total of $4.8 billion in aggregate cash deposits, partially offset by $4.7 billion in cash withdrawals, held within the financial institution under the cash pooling arrangement.

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

Income Taxes

Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective government taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties and the complexity of taxes on foreign earnings. We review our tax positions quarterly and adjust the balances as new information becomes available. Tax positions are evaluated for potential reserves for uncertainty based on the estimated probability of sustaining the position under examination. Our income tax rate is affected by the tax rates that apply to our foreign earnings including U.S. minimum taxes on foreign earnings. The deferred tax benefit derived from the amortization of our intellectual property is based on the fair value, which has been agreed with foreign tax authorities. The deferred tax benefit may from time to time change based on changes in tax rates. As a result of U.S. tax reform and the current U.S. taxation of deemed repatriated earnings, management has no specific plans to indefinitely reinvest the undistributed earnings of our foreign subsidiaries at the balance sheet date.

Deferred tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely heavily on estimates that are based on a number of factors, including our historical experience and short-range and long-range business forecasts. As of December 31, 2019, we had a valuation allowance on certain net operating loss and tax credit carryforwards based on our assessment that it is more likely than not that the deferred tax asset will not be realized.

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

The following table illustrates our effective tax rates for 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	(In millions, except percentages)
Income tax provision (benefit)	$415	$190	$3,288
Effective tax rate	18.8%	7.0%	144.5%

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

Based on our results for the year ended December 31, 2019, a one-percentage point change in our provision for income taxes as a percentage of income before taxes would have resulted in an increase or decrease in the provision of approximately $22 million, resulting in an approximate $0.03 change in diluted earnings per share.

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

As of December 31, 2019, our goodwill totaled $5.2 billion and our identifiable intangible assets, net totaled $67 million. We assess the impairment of goodwill of our reporting units annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. The fair values of the reporting units are estimated using market and discounted cash flow approaches. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The discounted cash flow approach uses expected future operating results. The market approach uses comparable company information to determine revenue and earnings multiples to value our reporting units. Failure to achieve these expected results or market multiples may cause a future impairment of goodwill at the reporting unit. We conducted our annual impairment test of goodwill as of August 31, 2019 and 2018. As of December 31, 2019, we determined that no impairment of the carrying value of goodwill for any reporting units was required. See “Note 4 – Goodwill and Intangible Assets” to the consolidated financial statements included in this report.

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

From time to time, we are involved in disputes and regulatory inquiries that arise in the ordinary course of business. We are currently involved in legal proceedings, some of which are discussed in “Item 1A: Risk Factors,” “Item 3: Legal Proceedings” and “Note 12 – Commitments and Contingencies” to the consolidated financial statements included in this report. We believe that we have meritorious defenses to the claims against us, and we intend to defend ourselves vigorously. However, even if successful, our defense against certain actions will be costly and could require significant amounts of management’s time and result in the diversion of significant operational resources. If the plaintiffs were to prevail on certain claims, we might be forced to pay significant damages and licensing fees, modify our business practices or even be prohibited from conducting a significant part of our business. Any such results could materially harm our business and could result in a material adverse impact on the financial position, results of operations or cash flows.

Recent Accounting Pronouncements

See "Note 1 – The Company and Summary of Significant Accounting Policies" to the consolidated financial statements included in this report, regarding the impact of certain recent accounting pronouncements on our consolidated financial statements.

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

The primary objective of our investments is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our cash equivalents and short-term investments in a variety of asset types, including bank deposits, government bonds and corporate debt securities. As of December 31, 2019, approximately 24% of our total cash and investments was held in cash and cash equivalents. As such, changes in interest rates will impact interest income. As discussed below, the fair market values of our fixed rate securities may be adversely affected due to a rise in interest rates, and we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates.

As of December 31, 2019, the balance of our corporate debt and government bond securities was $2.8 billion, which represented approximately 67% of our total cash and investments. Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate investment securities may be adversely impacted due to a rise in interest rates. In general, fixed-rate securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease and may also suffer a decline in market value if interest rates increase. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease in the fair value of our investments of $8 million and $44 million as of December 31, 2019 and 2018, respectively.

As of December 31, 2019, we had an aggregate principal amount of $7.8 billion of outstanding senior notes, of which 95% bore interest at fixed rates. In 2014, we entered into $2.4 billion of interest rate swap agreements that had an economic effect of modifying the fixed interest obligations associated with $1.15 billion of our 2.200% senior notes due July 2019, $750 million of our 2.875% senior notes due July 2021, and $500 million of our 3.450% senior notes due July 2024 so that the interest payable on those notes effectively became variable based on LIBOR plus a spread. In July 2019, $1.15 billion of the $2.4 billion aggregate notional amount matured. In addition, during the third quarter of 2019, we terminated the interest rate swaps related to $750 million of our 2.875% senior notes due July 2021 and $500 million of our 3.450% senior notes due July 2024, which were designated as fair value hedges. As a result of the early termination hedge, accounting was discontinued prospectively and the gain on termination was recorded as an increase to the long-term debt balance and is being recognized over the remaining life of the underlying debt as a reduction to interest expense. The gain recognized during the year ended December 31, 2019 was immaterial.

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

Equity Price Risk

Equity Investments

Our equity investments are primarily investments in privately-held companies. Our consolidated results of operations include, as a component of interest and other, net, our share of the net income or loss of the equity investments accounted for under the equity method of accounting. Equity investments without readily determinable fair values are accounted for at cost, less impairment and adjusted for subsequent observable price changes obtained from orderly transactions for identical or similar investments issued by the same investee. Such changes in the basis of the equity investment are recognized in interest and other, net. As of December 31, 2019, our equity investments totaled $355 million, which represented approximately 9% of our total cash and investments, and were primarily related to equity investments without readily determinable fair values.

Warrant

We entered into a warrant agreement in conjunction with a commercial agreement with Adyen that, subject to meeting certain conditions, entitles us to acquire a fixed number of shares up to 5% of Adyen’s fully diluted issued and outstanding share capital at a specific date. The warrant is accounted for as a derivative instrument under ASC Topic 815, Derivatives and Hedging. Changes in Adyen’s common stock price and equity volatility may have a significant impact on the value of the warrant. As of December 31, 2019, a one dollar change in Adyen’s common stock, holding other factors constant, would increase or decrease the fair value of the warrant by approximately $1 million. For additional details related to the warrant, please see “Note 7 – Derivative Instruments” to our consolidated financial statements included in this report.

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

The following table illustrates the fair values of outstanding foreign exchange contracts designated as cash flow hedges and net investment hedges, and the before-tax effect on fair values of a hypothetical adverse change in the foreign exchange rates that existed as of December 31, 2019. The sensitivity for foreign currency contracts is based on a 20% adverse change in foreign exchange rates, against relevant functional currencies.

	Fair Value Asset/(Liability)	Fair Value Sensitivity
	(In millions)
Foreign exchange contracts - Cash flow hedges	$49	$(88)
Foreign exchange contracts - Net investment hedges	$(2)	$(40)

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

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $18 million as of December 31, 2019 taking into consideration the offsetting effect of foreign exchange forwards in place as of December 31, 2019.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and accompanying notes listed in Part IV, Item 15(a)(1) of this Annual Report on Form 10-K are included elsewhere in this Annual Report on Form 10-K.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures: Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Changes in internal controls: There were no changes in our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s annual report on internal control over financial reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.

ITEM 9B: OTHER INFORMATION

Not applicable.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2019.

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

ITEM 11: EXECUTIVE COMPENSATION

Incorporated by reference from our Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2019.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2019.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2019.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from our Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2019.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements:
Page Number
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheet	F-3
Consolidated Statement of Income	F-4
Consolidated Statement of Comprehensive Income	F-5
Consolidated Statement of Stockholders’ Equity	F-6
Consolidated Statement of Cash Flows	F-7
Notes to Consolidated Financial Statements	F-9

2. Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts	F-46
All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

3. Exhibits Required by Item 601 of Regulation S-K
The information required by this Item is set forth in the Index to Exhibits that precedes the signature page of this Annual Report.	F-47

ITEM 16: FORM 10-K SUMMARY
None.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of eBay Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of eBay Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2019 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Income Taxes
As described in Notes 1 and 15 to the consolidated financial statements, significant judgment is required in determining the Company’s tax expense and in evaluating management’s tax positions, including evaluating uncertainties and the complexity of taxes on foreign earnings. As disclosed by management, the Company’s income tax rate is affected by the tax rates that apply to their foreign earnings including U.S. minimum taxes on foreign earnings. The deferred tax benefit derived from the amortization of the Company’s intellectual property is based on the fair value, which has been agreed with foreign tax authorities. The deferred tax benefit may from time to time change based on changes in tax rates. Management recognizes and measures uncertain tax positions in accordance with generally accepted accounting principles in the U.S., or GAAP, pursuant to which management only recognizes the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The total provision for income taxes for the year ended December 31, 2019 was $415 million, and the effective tax rate was 18.8%.
The principal considerations for our determination that performing procedures relating to income taxes is a critical audit matter are there is significant judgment applied by management when determining the tax expense and in evaluating management’s tax positions, including analyzing uncertain tax positions and taxes on foreign earnings, which in turn led to a high degree of auditor judgment, effort, and subjectivity in performing audit procedures and evaluating audit evidence relating to income taxes.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to income taxes, including controls over uncertain tax positions and the provision for income taxes. These procedures also included, among others, evaluating tax positions taken by management, including evaluating the reasonableness of management’s determination of the probability of sustaining the position under tax examination, evaluating communications with the relevant tax authorities, testing applicable tax rates applied by management, and evaluating the impact of taxes on foreign earnings.

/s/ PricewaterhouseCoopers LLP
San Jose, California
January 31, 2020

We have served as the Company’s auditor since 1997.

PART II: FINANCIAL INFORMATION

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
eBay Inc.
CONSOLIDATED BALANCE SHEET

	December 31,
	2019	2018
	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$975	$2,202
Short-term investments	1,850	2,713
Accounts receivable, net	700	712
Other current assets	1,181	1,499
Total current assets	4,706	7,126
Long-term investments	1,316	3,778
Property and equipment, net	1,510	1,597
Goodwill	5,153	5,160
Intangible assets, net	67	92
Operating lease right-of-use assets	628	—
Deferred tax assets	4,377	4,792
Other assets	417	274
Total assets	$18,174	$22,819
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$1,022	$1,546
Accounts payable	270	286
Accrued expenses and other current liabilities	2,404	2,335
Deferred revenue	158	170
Income taxes payable	212	117
Total current liabilities	4,066	4,454
Operating lease liabilities	492	—
Deferred tax liabilities	2,646	2,925
Long-term debt	6,738	7,685
Other liabilities	1,362	1,474
Total liabilities	15,304	16,538
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value; 3,580 shares authorized; 796 and 915 shares outstanding	2	2
Additional paid-in capital	16,126	15,716
Treasury stock at cost, 897 and 763 shares	(31,396)	(26,394)
Retained earnings	17,754	16,459
Accumulated other comprehensive income	384	498
Total stockholders’ equity	2,870	6,281
Total liabilities and stockholders’ equity	$18,174	$22,819

The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2019	2018	2017
	(In millions, except per share amounts)
Net revenues	$10,800	$10,746	$9,927
Cost of net revenues	2,508	2,382	2,221
Gross profit	8,292	8,364	7,706
Operating expenses:
Sales and marketing	3,194	3,391	2,878
Product development	1,240	1,285	1,224
General and administrative	1,189	1,131	1,030
Provision for transaction losses	300	286	272
Amortization of acquired intangible assets	48	49	38
Total operating expenses	5,971	6,142	5,442
Income from operations	2,321	2,222	2,264
Interest and other, net	(114)	496	11
Income from continuing operations before income taxes	2,207	2,718	2,275
Income tax provision	(415)	(190)	(3,288)
Income (loss) from continuing operations	$1,792	$2,528	$(1,013)
Income (loss) from discontinued operations, net of income taxes	(6)	2	(4)
Net income (loss)	$1,786	$2,530	$(1,017)

Income (loss) per share - basic:
Continuing operations	$2.11	$2.58	$(0.95)
Discontinued operations	(0.01)	—	—
Net income (loss) per share - basic	$2.10	$2.58	$(0.95)

Income (loss) per share - diluted:
Continuing operations	$2.10	$2.55	$(0.95)
Discontinued operations	(0.01)	—	—
Net income (loss) per share - diluted	$2.09	$2.55	$(0.95)

Weighted average shares:
Basic	849	980	1,064
Diluted	856	991	1,064

The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Net income (loss)	$1,786	$2,530	$(1,017)
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustment	(99)	(286)	978
Unrealized gains (losses) on investments, net	61	(41)	(66)
Tax benefit (expense) on unrealized gains (losses) on investments, net	(16)	10	23
Unrealized gains (losses) on hedging activities, net	(77)	125	(111)
Tax benefit (expense) on unrealized gains (losses) on hedging activities, net	17	(27)	17
Other comprehensive income (loss), net of tax	(114)	(219)	841
Comprehensive income (loss)	$1,672	$2,311	$(176)

The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Common stock:
Balance, beginning of year	$2	$2	$2
Common stock issued	—	—	—
Common stock repurchased/forfeited	—	—	—
Balance, end of year	2	2	2
Additional paid-in-capital:
Balance, beginning of year	15,716	15,293	14,907
Common stock and stock-based awards issued	104	109	120
Tax withholdings related to net share settlements of restricted stock awards and units	(202)	(225)	(219)
Stock-based compensation	505	538	484
Other	3	1	1
Balance, end of year	16,126	15,716	15,293
Treasury stock at cost:
Balance, beginning of year	(26,394)	(21,892)	(19,205)
Common stock repurchased	(5,002)	(4,502)	(2,687)
Balance, end of year	(31,396)	(26,394)	(21,892)
Retained earnings:
Balance, beginning of year	16,459	13,929	14,946
Net income (loss)	1,786	2,530	(1,017)
Dividends and dividend equivalents declared	(491)	—	—
Balance, end of year	17,754	16,459	13,929
Accumulated other comprehensive income (loss):
Balance, beginning of year	498	717	(124)
Change in unrealized gains (losses) on investments	61	(41)	(66)
Change in unrealized gains (losses) on derivative instruments	(77)	125	(111)
Foreign currency translation adjustment	(99)	(286)	978
Tax benefit (provision) on above items	1	(17)	40
Balance, end of year	384	498	717
Total stockholders’ equity	$2,870	$6,281	$8,049
Number of shares:
Common stock - shares outstanding:
Balance, beginning of year	915	1,029	1,087
Common stock issued	15	17	24
Common stock repurchased/forfeited	(134)	(131)	(82)
Balance, end of year	796	915	1,029

Dividends and dividend equivalents declared per share or restricted stock unit	$0.56	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Cash flows from operating activities:
Net income (loss)	$1,786	$2,530	$(1,017)
(Income) loss from discontinued operations, net of income taxes	6	(2)	4
Adjustments:
Provision for transaction losses	300	286	272
Depreciation and amortization	681	696	676
Stock-based compensation	505	538	483
(Gain) loss on investments, net	—	(572)	49
(Gain) loss on sale of business	52	—	(167)
Deferred income taxes	117	(153)	1,728
Change in fair value of warrant	(133)	(104)	—
Other	—	19	—
Changes in assets and liabilities, net of acquisition effects
Accounts receivable	(124)	(98)	(195)
Other current assets	177	(143)	(148)
Other non-current assets	222	108	19
Accounts payable	4	(47)	19
Accrued expenses and other liabilities	(391)	(437)	206
Deferred revenue	—	33	8
Income taxes payable and other tax liabilities	(88)	7	1,209
Net cash provided by continuing operating activities	3,114	2,661	3,146
Net cash used in discontinued operating activities	—	(3)	—
Net cash provided by operating activities	3,114	2,658	3,146
Cash flows from investing activities:
Purchases of property and equipment	(554)	(651)	(666)
Purchases of investments	(46,977)	(28,115)	(14,599)
Maturities and sales of investments	50,548	30,901	14,520
Equity investment in Flipkart	—	—	(514)
Equity investment in Paytm Mall	(160)	—	—
Proceeds from sale of equity investment in Flipkart	—	1,029	—
Acquisitions, net of cash acquired	(93)	(302)	(34)
Other	23	32	(2)
Net cash provided by (used in) investing activities	2,787	2,894	(1,295)
Cash flows from financing activities:
Proceeds from issuance of common stock	106	109	120
Repurchases of common stock	(4,973)	(4,502)	(2,746)
Tax withholdings related to net share settlements of restricted stock awards and units	(202)	(225)	(219)
Proceeds from issuance of long-term debt, net	—	—	2,484
Payments for dividends	(473)	—	—
Repayment of debt	(1,550)	(750)	(1,452)
Other	1	(30)	29
Net cash used in financing activities	(7,091)	(5,398)	(1,784)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(33)	(75)	238
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,223)	79	305
Cash, cash equivalents and restricted cash at beginning of period	2,219	2,140	1,835
Cash, cash equivalents and restricted cash at end of period	$996	$2,219	$2,140

Supplemental cash flow disclosures:
Cash paid for:
Interest	$304	$314	$285
Interest on finance lease obligations	$1	$—	$—
Income taxes	$333	$597	$308
Noncash investing activities:
Relinquishment of equity method investment	$—	$266	$—
Sale of business in exchange for ownership interest in Flipkart	$—	$—	$211
The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – The Company and Summary of Significant Accounting Policies
The Company

eBay Inc. is a global commerce leader, which includes our Marketplace, StubHub and Classifieds platforms. Founded in 1995 in San Jose, California, eBay is one of the world’s largest and most vibrant marketplaces for discovering great value and unique selection. Collectively, we connect millions of buyers and sellers around the world, empowering people and creating opportunity for all. Our technologies and services are designed to give buyers choice and a breadth of relevant inventory and to enable sellers worldwide to organize and offer their inventory for sale, virtually anytime and anywhere.

When we refer to “we,” “our,” “us” or “eBay” in this Annual Report on Form 10-K, we mean the current Delaware corporation (eBay Inc.) and its consolidated subsidiaries, unless otherwise expressly stated or the context otherwise requires.

In the first quarter of 2019, we announced several organizational changes, including bringing our Marketplace geographic regions together under one global leadership team. We changed from one reportable segment to three reportable segments to reflect the way management and our chief operating decision maker (“CODM”) review and assess performance of the business. Our three reportable segments are Marketplace, StubHub and Classifieds. Marketplace includes our online marketplace located at www.ebay.com, its localized counterparts and the eBay suite of mobile apps. StubHub includes our online ticket platform located at www.stubhub.com, its localized counterparts and the StubHub mobile apps. Classifieds includes a collection of brands such as Mobile.de, Kijiji, Gumtree, Marktplaats, eBay Kleinanzeigen and others. Prior period information has been reclassified to conform to the current period segment presentation. For further information on our segments, refer to “Note 5 – Segments” to our consolidated financial statements included in this report.

On November 24, 2019, we entered into a stock purchase agreement with an affiliate of viagogo to sell StubHub for $4.05 billion, subject to certain adjustments. The completion, on our expected timeline, of the proposed sale of StubHub is subject to closing conditions and viagogo’s ability to obtain debt and equity financing on a timely basis, both of which have not been met as of December 31, 2019. If the conditions to the closing of the sale of StubHub are neither satisfied nor, where permissible, waived on a timely basis or at all, we may be unable to complete the sale of StubHub or such completion may be delayed beyond our expected timeline. Given the uncertainty, we have determined as of December 31, 2019 the transaction is not considered probable to close. As such, StubHub continues to be classified as held for use in our December 31, 2019 consolidated financial statements.

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

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
We identified one performance obligation to sellers on our Marketplace platform, which is to connect buyers and sellers on our secure and trusted Marketplace platforms. Final value fees are recognized when an item is sold on a Marketplace platform, satisfying this performance obligation. There may be additional services available to Marketplace sellers, mainly to promote or feature listings, that are not distinct within the context of the contract. Accordingly, fees for these additional services are recognized when the single performance obligation is satisfied. Promoted listing fees are recognized when the item is sold and feature and listing fees are recognized when an item is sold, or when the contract expires. On our StubHub platform, our performance obligation extends to both buyers and sellers. We made the policy election to consider delivery of tickets in our StubHub platform to be fulfillment activities and, consequently, the performance obligation is satisfied, and final value fees are recognized, upon payment to sellers.
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

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Refer to “Note 5 – Segments” for further information, including revenue by types and geographical markets.
Contract balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable represents amounts invoiced and revenue recognized prior to invoicing when we have satisfied our performance obligation and have the unconditional right to payment. The allowance for doubtful accounts and authorized credits is estimated based upon our assessment of various factors including historical experience, the age of the accounts receivable balances, current economic conditions and other factors that may affect our customers’ ability to pay. The allowance for doubtful accounts and authorized credits was $128 million and $106 million as of December 31, 2019 and December 31, 2018, respectively.
Deferred revenue consists of fees received related to unsatisfied performance obligations at the end of the period. Due to the generally short-term duration of contracts, the majority of the performance obligations are satisfied in the following reporting period. The amount of revenue recognized for the twelve months ended December 31, 2019 that was included in the deferred revenue balance at the beginning of the period was $93 million. The amount of revenue recognized for the twelve months ended December 31, 2018 that was included in the deferred revenue balance at the beginning of the period was $96 million.

Internal use software and platform development costs

Direct costs incurred to develop software for internal use and platform development costs are capitalized and amortized over an estimated useful life of one to five years. During the years ended December 31, 2019 and 2018, we capitalized costs, primarily related to labor and stock-based compensation, of $137 million and $147 million, respectively. Amortization of previously capitalized amounts was $150 million, $160 million and $156 million for 2019, 2018 and 2017, respectively. Costs related to the design or maintenance of internal use software and platform development are expensed as incurred.

Advertising expense

We expense the costs of producing advertisements at the time production occurs and expense the cost of communicating advertisements in the period during which the advertising space or airtime is used, in each case as sales and marketing expense. Internet advertising expenses are recognized based on the terms of the individual agreements, which are generally over the greater of the ratio of the number of impressions delivered over the total number of contracted impressions, on a pay-per-click basis, or on a straight-line basis over the term of the contract. Advertising expense totaled $1.4 billion, $1.4 billion and $1.3 billion for the years ended December 31, 2019, 2018 and 2017, respectively.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based compensation

We have equity incentive plans under which we grant equity awards, including stock options, restricted stock units (“RSUs”), performance-based restricted stock units, and performance share units, to our directors, officers and employees. We primarily issue RSUs. We determine compensation expense associated with RSUs based on the fair value of our common stock on the date of grant. We determine compensation expense associated with stock options based on the estimated grant date fair value method using the Black-Scholes valuation model. We generally recognize compensation expense using a straight-line amortization method over the respective vesting period for awards that are ultimately expected to vest. Accordingly, stock-based compensation expense for 2019, 2018 and 2017 has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures. We recognize a benefit or provision from stock-based compensation in earnings as a component of income tax expense to the extent that an incremental tax benefit or deficiency is realized by following the ordering provisions of the tax law.

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

Income taxes

Significant judgment is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties and the complexity of taxes on foreign earnings. We review our tax positions quarterly and adjust the balances as new information becomes available. Tax positions are evaluated for potential reserves for uncertainty based on the estimated probability of sustaining the position under examination. Our income tax rate is affected by the tax rates that apply to our foreign earnings including U.S. minimum taxes on foreign earnings. The deferred tax benefit derived from the amortization of our intellectual property is based on the fair value, which has been agreed with foreign tax authorities. The deferred tax benefit may from time to time change based on changes in tax rates.

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

Cash and cash equivalents

Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less when purchased, which may include bank deposits, US Treasury securities, time deposits, and certificates of deposit.

Investments

Short-term investments are investments with original maturities of less than one year when purchased, are classified as available-for-sale and are reported at fair value using the specific identification method. Short-term investments are primarily comprised of corporate debt securities, commercial paper, and agency securities.

Long-term investments are primarily comprised of corporate debt securities, agency securities, and equity investments. Debt securities are classified as available-for-sale and are reported at fair value using the specific identification method.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unrealized gains and losses on our available-for-sale debt securities are excluded from earnings and reported as a component of other comprehensive income (loss), net of related estimated income tax provisions or benefits.

Our equity investments are primarily investments in privately-held companies. We account for equity investments through which we exercise significant influence but do not have control over the investee under the equity method. Our consolidated results of operations include, as a component of interest and other, net, our share of the net income or loss of the equity investments accounted for under the equity method of accounting. Our share of investees’ results of operations is not significant for any period presented. Our equity investments not accounted for under the equity method are carried at under the measurement alternative. Under the measurement alternative, the carrying value is measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Such changes in the basis of the equity investment are recognized in interest & other, net.

We periodically perform impairment assessment review of our debt and equity investments. For debt securities, this assessment takes into account the severity and duration of the decline in value, our intent to sell the security, whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, and whether we expect to recover the entire amortized cost basis of the security (that is, whether a credit loss exists). If any impairment is considered other-than-temporary, we will write down the security to its fair value and record the corresponding charge as interest & other, net. For equity investments we perform a qualitative assessment on a quarterly basis and recognize an impairment if there are sufficient indicators that the fair value of the investment is less than carrying value. Changes in value are recorded in interest & other, net.

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

Operating leases are included in operating lease right-of-use assets, other current liabilities and operating lease liabilities on our consolidated balance sheets. Finance leases are included in property and equipment, net, short-term debt, and long-term debt on our consolidated balance sheet.

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

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and intangible assets

Goodwill is tested for impairment at a minimum on an annual basis at the reporting unit level. A qualitative assessment can be performed to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. The fair values of the reporting units are estimated using income and market approaches. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The discounted cash flow method, a form of the income approach, uses expected future operating results and a market participant discount rate. The market approach uses comparable company prices and other relevant information generated by market transactions (either publicly traded entities or mergers and acquisitions) to develop pricing metrics to be applied to historical and expected future operating results of our reporting units. Failure to achieve these expected results, changes in the discount rate or market pricing metrics may cause a future impairment of goodwill at the reporting unit. We conducted our annual impairment test of goodwill as of August 31, 2019 and 2018 and determined that no adjustment to the carrying value of goodwill for any reporting units was required.

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

Impairment of long-lived assets

We evaluate long-lived assets (including intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate. In 2019, 2018 and 2017, no impairment was noted.

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

We also entered into a warrant agreement in addition to a commercial agreement with Adyen that, subject to meeting certain conditions, entitles us to acquire a fixed number of shares up to 5% of Adyen’s fully diluted issued and outstanding share capital at a specific date. The warrant is accounted for as a derivative instrument under ASC Topic 815, Derivatives and Hedging.

See “Note 7 – Derivative Instruments” for a full description of our derivative instrument activities and related accounting policies.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of credit risk

Our cash, cash equivalents, accounts receivable and derivative instruments are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. Our accounts receivable are derived from revenue earned from customers. In each of the years ended December 31, 2019, 2018 and 2017, no customer accounted for more than 10% of net revenues. Our derivative instruments expose us to credit risk to the extent that our counterparties may be unable to meet the terms of the agreements.

Recently Adopted Accounting Pronouncements

In 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance related to accounting for leases. The new guidance requires the recognition of right-of-use (“ROU”) assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. We adopted this guidance in the first quarter of 2019 using the modified retrospective approach, electing the package of practical expedients, and the practical expedient to not separate lease and nonlease components for data center operating leases. We also elected the optional transition method that permits adoption of the new standard prospectively, as of the effective date, without adjusting comparative periods presented. Adoption of the standard resulted in the recognition of $728 million of ROU assets and $744 million of lease liabilities on our consolidated balance sheet at adoption related to office space, data and fulfillment centers, and other corporate assets. The difference of $16 million represented deferred rent for leases that existed as of the date of adoption, which was an offset to the opening balance of right-of-use assets. The adoption of the standard on January 1, 2019 did not have a material impact on our consolidated statements of income, stockholders’ equity and cash flows.

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

Recent Accounting Pronouncements Not Yet Adopted

In 2016, the FASB issued new guidance that requires credit losses on financial assets measured at amortized cost basis to be presented at the net amount expected to be collected, not based on incurred losses. Further, credit losses on available-for-sale debt securities should be recorded through an allowance for credit losses limited to the amount by which fair value is below amortized cost. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. This standard impacts the Company’s accounting for allowances for doubtful accounts, available-for-sale securities and other assets subject to credit risk. In preparation for the adoption of this standard, we will update our credit loss models as needed. The Company has completed its analysis of the impact of this guidance and the adoption of this standard will not have a material impact on our consolidated financial statements.

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

In 2018, the FASB issued new guidance on a customer's accounting for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement that is hosted by the vendor (i.e., a service contract). Under the new guidance, customers will apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. This standard is effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those fiscal years. The adoption of this standard will not have a material impact on our consolidated financial statements.

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

In 2019, the FASB issued new guidance to simplify the accounting for income taxes by removing certain exceptions to the general principles and also simplification of areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements and interim recognition of enactment of tax laws or rate changes. The standard will be effective for our annual reporting periods beginning after December 15, 2020, including interim reporting periods within those fiscal years. We are evaluating the impact of adopting this new accounting guidance on our consolidated financial statements.

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

The following table presents the computation of basic and diluted net income (loss) per share (in millions, except per share amounts):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Income (loss) from continuing operations	$1,792	$2,528	$(1,013)
Income (loss) from discontinued operations, net of income taxes	(6)	2	(4)
Net income (loss)	$1,786	$2,530	$(1,017)
Denominator:
Weighted average shares of common stock - basic	849	980	1,064
Dilutive effect of equity incentive awards	7	11	—
Weighted average shares of common stock - diluted	856	991	1,064
Income (loss) per share - basic:
Continuing operations	$2.11	$2.58	$(0.95)
Discontinued operations	(0.01)	—	—
Net income (loss) per share - basic	$2.10	$2.58	$(0.95)
Income (loss) per share - diluted:
Continuing operations	$2.10	$2.55	$(0.95)
Discontinued operations	(0.01)	—	—
Net income (loss) per share - diluted	$2.09	$2.55	$(0.95)
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	18	12	46

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

The goodwill recognized is primarily attributable to expected synergies and the assembled workforce of Giosis. We have assigned the goodwill to our Marketplace segment. We generally do not expect goodwill to be deductible for income tax purposes.

Acquisition activity in 2017 was immaterial.

Our consolidated financial statements include the operating results of acquired businesses from the date of acquisition. Separate operating results and pro forma results of operations for the acquisition above have not been presented as the effect of these acquisitions is not material to our financial results.

Note 4 – Goodwill and Intangible Assets

Goodwill

The following table presents goodwill activity by reportable segment for the years ended December 31, 2019 and 2018 (in millions):

	December 31, 2017	Goodwill Acquired	Adjustments	December 31, 2018	Goodwill Acquired	Adjustments	December 31, 2019
Marketplace	$4,186	$532	$(124)	$4,594	$—	$(60)	$4,534
StubHub	233	—	(6)	227	—	(4)	223
Classifieds	354	—	(15)	339	65	(8)	396
Total	$4,773	$532	$(145)	$5,160	$65	$(72)	$5,153

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The adjustments to goodwill during the years ended December 31, 2019 and 2018 were primarily due to foreign currency translation. There were no impairments to goodwill in 2019 and 2018.

Intangible Assets

The components of identifiable intangible assets are as follows (in millions, except years):

	December 31, 2019				December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Intangible assets:
Customer lists and user base	$502	$(448)	$54	5	$519	$(445)	$74	5
Marketing-related	540	(535)	5	5	584	(578)	6	5
Developed technologies	272	(267)	5	3	278	(269)	9	3
All other	161	(158)	3	4	160	(157)	3	4
Total	$1,475	$(1,408)	$67		$1,541	$(1,449)	$92

Amortization expense for intangible assets was $55 million, $63 million and $64 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Expected future intangible asset amortization as of December 31, 2019 is as follows (in millions):

Fiscal year:
2020	$45
2021	18
2022	2
2023	2
2024	—
Total	$67

Note 5 – Segments

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

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment net revenue and operating income for the years ended 2019, 2018 and 2017 were as follows (in millions):

	Year ended December 31,
	2019	2018	2017
Net Revenues
Marketplace
Net transaction revenues	$7,578	$7,416	$6,809
Marketing services and other revenues	1,060	1,225	1,192
Total Marketplace	8,638	8,641	8,001

StubHub
Net transaction revenues	1,057	1,068	1,011
Marketing services and other revenues	64	15	18
Total StubHub	1,121	1,083	1,029

Classifieds (1)	1,061	1,022	897

Elimination of inter-segment net revenue (2)	(20)	—	—
Total consolidated net revenue	$10,800	$10,746	$9,927

Operating income (loss)
Marketplace	$2,814	$2,673	$2,626
StubHub	139	149	161
Classifieds	420	401	314
Corporate and other costs	(1,052)	(1,001)	(837)
Total operating income	2,321	2,222	2,264
Interest and other, net	(114)	496	11
Income before income taxes	$2,207	$2,718	$2,275

(1)	Classifieds net revenues consists entirely of marketing services and other revenue.

(2)	Represents revenue generated between our reportable segments.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize the allocation of net revenues and long-lived tangible assets based on geography (in millions):

	Year Ended December 31,
	2019	2018	2017
Net revenues by geography:
U.S.	$4,337	$4,373	$4,187
Germany	1,506	1,591	1,464
United Kingdom	1,441	1,481	1,368
South Korea	1,221	1,195	1,061
Rest of world	2,295	2,106	1,847
Total net revenues	$10,800	$10,746	$9,927

	December 31,
	2019	2018
Long-lived tangible assets by geography:
U.S.	$1,786	$1,661
International	352	151
Total long-lived tangible assets	$2,138	$1,812

Net revenues, inclusive of the effects of foreign exchange during each period, are attributed to U.S. and international geographies primarily based upon the country in which the seller, platform that displays advertising, other service provider, or customer, as the case may be, is located. Long-lived assets attributed to the U.S. and international geographies are based upon the country in which the asset is located or owned. Depreciation and amortization expense was primarily recorded in the Marketplace segment.

Note 6 – Investments
The following tables summarize the unrealized gains and losses and estimated fair value of our investments classified as available-for-sale as of December 31, 2019 and 2018 (in millions):

	December 31, 2019
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Restricted cash	$21	$—	$—	$21
Corporate debt securities	1,653	1	—	1,654
Government and agency securities	175	—	—	175
	$1,849	$1	$—	$1,850
Long-term investments:
Corporate debt securities	957	4	—	961
	$957	$4	$—	$961

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2018
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Restricted cash	$17	$—	$—	$17
Corporate debt securities	2,615	—	(9)	2,606
Government and agency securities	90	—	—	90
	$2,722	$—	$(9)	$2,713
Long-term investments:
Corporate debt securities	3,682	1	(48)	3,635
	$3,682	$1	$(48)	$3,635

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

Investment securities in a continuous loss position for less than 12 months had an estimated fair value of $774 million and an immaterial amount of unrealized losses as of December 31, 2019, and an estimated fair value of $2.9 billion and an immaterial amount of unrealized losses as of December 31, 2018. Investment securities in a continuous loss position for greater than 12 months had an estimated fair value of $92 million and an immaterial amount of unrealized losses as of December 31, 2019 and an estimated fair value of $2.7 billion and unrealized losses of $41 million December 31, 2018. As of December 31, 2019, these securities had a weighted average remaining maturity of approximately 2 months. Refer to “Note 17 – Accumulated Other Comprehensive Income” for amounts reclassified to earnings from unrealized gains and losses.

The estimated fair values of our short-term and long-term investments classified as available-for-sale by date of contractual maturity as of December 31, 2019 are as follows (in millions):

December 31, 2019
One year or less (including restricted cash of $21)	$1,850
One year through two years	676
Two years through three years	198
Three years through four years	87
Total	$2,811

Equity Investments

Our equity investments are reported in long-term investments on our consolidated balance sheet. The following table provides a summary of our equity investments as of December 31, 2019 and December 31, 2018 (in millions):

	December 31, 2019	December 31, 2018
Equity investments without readily determinable fair values	$337	$137
Equity investments under the equity method of accounting	18	6
Total equity investments	$355	$143

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2019, we invested $160 million in cash in exchange for an equity interest in Paytm Mall and $40 million in other investments. These investments are accounted for as equity investments without readily determinable fair value.

In 2018, we sold our investment in Flipkart and relinquished our existing equity method investment in Giosis as part of the exchange for the acquisition of Giosis’ Japan business. The $313 million gain upon sale of our investment in Flipkart and the $266 million gain upon relinquishment of our equity method investment in Giosis were recorded in interest and other, net on our consolidated statement of income. Refer to “Note 3 – Business Combinations” for further details on the Giosis acquisition.

In 2017, we made a cost method investment of $50 million. In addition, we received a 5.44% ownership interest in Flipkart in exchange for our eBay India business and a $500 million cash investment, resulting in an investment of $725 million accounted for as an equity investment without readily determinable fair value. The gain on disposal of our eBay India business of $167 million was recorded in interest and other, net on our consolidated statement of income. In addition, we recorded a $61 million impairment charge to write-down our cost method investment in Jasper Infotech Private Limited (“Snapdeal”). The investment was measured at fair value due to events and circumstances that we identified as having significant impact on its fair value. The fair value measurement of the impaired investment was measured using significant unobservable inputs. The impairment charge, representing the difference between the net book value and the fair value, was recorded to interest and other, net.

The following table summarizes the total carrying value of equity investments without readily determinable fair values during the twelve months ended December 31, 2019 and December 31, 2018 (in millions):

	Year Ended December 31, 2019	Year Ended December 31, 2018
Carrying value, beginning of period	$137	$872
Additions	200	23
Sales	—	(718)
Downward adjustments for observable price changes and impairment	—	(20)
Foreign currency translation and other	—	(20)
Carrying value, end of period	$337	$137

For such equity investments without readily determinable fair values still held at December 31, 2019, cumulative downward adjustments for price changes and impairment was $81 million. As of December 31, 2019, there have been no upward adjustments for price changes to our equity investments without readily determinable fair values.

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

We use foreign currency exchange contracts to reduce the volatility of cash flows related to forecasted revenues, expenses, assets and liabilities, including intercompany balances denominated in foreign currencies. These contracts are generally one month to one year in duration, but with maturities up to 24 months. The objective of the foreign exchange contracts is to better ensure that ultimately the U.S. dollar-equivalent cash flows are not adversely affected by changes in the applicable U.S. dollar/foreign currency exchange rate. We evaluate the effectiveness of our foreign exchange contracts designated as cash flow or net investment hedges on a quarterly basis.

We used interest rate swaps to manage interest rate risk on our fixed rate notes issued in July 2014 and maturing in 2019, 2021 and 2024. These interest rate swaps had the economic effect of modifying the fixed interest obligations associated with $2.4 billion of these notes so that the interest payable on these senior notes effectively became variable based on LIBOR plus a spread. There were no interest rate swaps outstanding as of December 31, 2019.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash Flow Hedges

For derivative instruments that are designated as cash flow hedges, the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (“AOCI”) and subsequently reclassified into earnings in the same period the forecasted hedged transaction affects earnings. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Unrealized gains and losses in AOCI associated with such derivative instruments are immediately reclassified into earnings. As of December 31, 2019, we have estimated that approximately $2 million of net derivative loss related to our cash flow hedges included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months. We classify cash flows related to our cash flow hedges as operating activities in our consolidated statement of cash flows.

Net Investment Hedges

For derivative instruments that are designated as net investment hedges, the derivative’s gain or loss is initially reported in the translation adjustments component of AOCI and is reclassified to net earnings in the period in which the hedged subsidiary is either sold or substantially liquidated.

Fair Value Hedges

We designated the interest rate swaps used to manage interest rate risk on our fixed rate notes issued in July 2014 and maturing in 2019, 2021 and 2024 as qualifying hedging instruments and accounted for them as fair value hedges. These transactions were designated as fair value hedges for financial accounting purposes because they protected us against changes in the fair value of certain of our fixed rate borrowings due to benchmark interest rate movements. In 2019, $1.15 billion related to our 2.200% senior notes due 2019 of the $2.4 billion aggregate notional amount matured. In addition, during the three months ended September 30, 2019, we terminated the interest rate swaps related to $750 million of our 2.875% senior notes due July 2021 and $500 million of our 3.450% senior notes due July 2024. As a result of the early termination, hedge accounting was discontinued prospectively and the gain on termination was recorded as an increase to the long-term debt balance and is being recognized over the remaining life of the underlying debt as a reduction to interest expense. The gain recognized during the year ended December 31, 2019 was immaterial.

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

The warrant is accounted for as a derivative under ASC Topic 815, Derivatives and Hedging. We report the warrant at fair value within other assets in our consolidated balance sheets and changes in the fair value of the warrant are recognized in interest and other, net in our consolidated statement of income. The day-one value attributable to the other side of the warrant, which was recorded as a deferred credit, is reported within other liabilities in our consolidated balance sheets and will be amortized over the life of the commercial arrangement.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Derivative Contracts

The fair values of our outstanding derivative instruments as of December 31, 2019 and 2018 were as follows (in millions):

	Balance Sheet Location	December 31, 2019	December 31, 2018
Derivative Assets:
Foreign exchange contracts designated as cash flow hedges	Other Current Assets	$36	$72
Foreign exchange contracts not designated as hedging instruments	Other Current Assets	17	38
Warrant	Other Assets	281	148
Foreign exchange contracts designated as cash flow hedges	Other Assets	15	4
Total derivative assets		$349	$262

Derivative Liabilities:
Foreign exchange contracts designated as cash flow hedges	Other Current Liabilities	$2	$—
Foreign exchange contracts designated as net investment hedges	Other Current Liabilities	2	1
Interest rate contracts designated as fair value hedges	Other Current Liabilities	—	7
Foreign exchange contracts not designated as hedging instruments	Other Current Liabilities	21	30
Interest rate contracts designated as fair value hedges	Other Liabilities	—	10
Total derivative liabilities		$25	$48

Total fair value of derivative instruments		$324	$214

Under the master netting agreements with the respective counterparties to our derivative contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis on our consolidated balance sheet. As of December 31, 2019, the potential effect of rights of set-off associated with the foreign exchange contracts would be an offset to both assets and liabilities by $25 million, resulting in net derivative assets of $43 million and net derivative liabilities of less than $1 million.

Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following tables present the activity of derivative instruments designated as cash flow hedges as of December 31, 2019 and 2018, and the impact of these derivative contracts on AOCI for the years ended December 31, 2019 and 2018 (in millions):

	December 31, 2018	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Less: Amount of Gain (Loss) Reclassified From AOCI to Earnings	December 31, 2019
Foreign exchange contracts designated as cash flow hedges	$68	4	81	$(9)

	December 31, 2017	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Less: Amount of Gain (Loss) Reclassified From AOCI to Earnings	December 31, 2018
Foreign exchange contracts designated as cash flow hedges	$(57)	117	(8)	$68

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effect of Derivative Contracts on Consolidated Statement of Income

The following table provides a summary of the total gain (loss) recognized in the consolidated statement of income from our foreign exchange derivative contracts by location (in millions):

	Year Ended December 31,
	2019	2018	2017
Foreign exchange contracts designated as cash flow hedges recognized in net revenues	$81	$(8)	$(28)
Foreign exchange contracts designated as cash flow hedges recognized in cost of net revenues	—	—	11
Foreign exchange contracts designated as cash flow hedges recognized in interest and other, net	—	—	24
Foreign exchange contracts not designated as hedging instruments recognized in interest and other, net	(11)	9	(16)
Total gain (loss) recognized from foreign exchange derivative contracts in the consolidated statement of income	$70	$1	$(9)

The following table provides a summary of the total gain (loss) recognized in the consolidated statement of income from our interest rate derivative contracts by location (in millions):

	Year Ended December 31,
	2019	2018	2017
Gain (loss) from interest rate contracts designated as fair value hedges recognized in interest and other, net	$34	$(19)	$(21)
Gain (loss) from hedged items attributable to hedged risk recognized in interest and other, net	(34)	19	21
Total gain (loss) recognized from interest rate derivative contracts in the consolidated statement of income	$—	$—	$—

The following table provides a summary of the total gain recognized in the consolidated statement of income due to changes in the fair value of the warrant (in millions):

	Year Ended December 31,
	2019	2018	2017
Gain attributable to changes in the fair value of warrant recognized in interest and other, net	$133	$104	$—

Notional Amounts of Derivative Contracts

Derivative transactions are measured in terms of the notional amount, but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. The notional amount is generally not exchanged, but is used only as the basis on which the value of foreign exchange payments under these contracts are determined. The following table provides the notional amounts of our outstanding derivatives as of December 31, 2019 and 2018 (in millions):

	December 31,
	2019	2018
Foreign exchange contracts designated as cash flow hedges	$1,983	$1,510
Foreign exchange contracts designated as net investment hedges	200	804
Foreign exchange contracts not designated as hedging instruments	2,710	3,517
Interest rate contracts designated as fair value hedges	—	2,400
Total	$4,893	$8,231

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 8 – Fair Value Measurement of Assets and Liabilities

The following tables present our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018 (in millions):

	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$975	$975	$—	$—
Short-term investments:
Restricted cash	21	21	—	—
Corporate debt securities	1,654	—	1,654	—
Government and agency securities	175	—	175	—
Total short-term investments	1,850	21	1,829	—
Derivatives	349	—	68	281
Long-term investments:
Corporate debt securities	961	—	961	—
Total long-term investments	961	—	961	—
Total financial assets	$4,135	$996	$2,858	$281

Liabilities:
Derivatives	$25	$—	$25	$—

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$2,202	$2,052	$150	$—
Short-term investments:
Restricted cash	17	17	—	—
Corporate debt securities	2,606	—	2,606	—
Government and agency securities	90	—	90	—
Total short-term investments	2,713	17	2,696	—
Derivatives	262	—	114	148
Long-term investments:
Corporate debt securities	3,635	—	3,635	—
Total long-term investments	3,635	—	3,635	—
Total financial assets	$8,812	$2,069	$6,595	$148

Liabilities:
Derivatives	$48	$—	$48	$—

Our financial assets and liabilities are valued using market prices on both active markets (Level 1), less active markets (Level 2) and little or no market activity (Level 3). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. Level 3 instrument valuations typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability. We did not have any transfers of financial instruments between valuation levels during 2019 or 2018.

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

The following table presents a reconciliation of the opening to closing balance of assets measured using significant unobservable inputs (Level 3) as of December 31, 2019 (in millions):

	December 31, 2019	December 31, 2018
Opening balance as of January 1, 2019	$148	$—
Recognition of warrant	—	44
Change in fair value	133	104
Closing balance as of December 31, 2019	$281	$148

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9 – Balance Sheet Components

Other Current Assets

	December 31,
	2019	2018
	(In millions)
Customer accounts and funds receivable	$632	$670
Other	549	829
Other current assets	$1,181	$1,499

Property and Equipment, Net

	December 31,
	2019	2018
	(In millions)
Computer equipment and software	$5,029	$4,933
Land and buildings, including building improvements	740	713
Leasehold improvements	421	399
Furniture and fixtures	175	169
Construction in progress and other	104	130
Property and equipment, gross	6,469	6,344
Accumulated depreciation	(4,959)	(4,747)
Property and equipment, net	$1,510	$1,597

Total depreciation expense on our property and equipment for the years ended December 31, 2019, 2018 and 2017 totaled $628 million, $626 million and $612 million, respectively.

Accrued Expenses and Other Current Liabilities

	December 31,
	2019	2018
	(In millions)
Customer accounts and funds payable	$736	$681
Compensation and related benefits	500	410
Advertising accruals	195	264
Other current tax liabilities	38	229
Other	935	751
Accrued expenses and other current liabilities	$2,404	$2,335

Note 10 – Debt
The following table summarizes the carrying value of our outstanding debt (in millions, except percentages):

	Coupon	As of	Effective	As of	Effective
	Rate	December 31, 2019	Interest Rate	December 31, 2018	Interest Rate
Long-Term Debt
Floating Rate Notes:
Senior notes due 2019	LIBOR plus 0.48%	$—	—%	$400	3.123%
Senior notes due 2023	LIBOR plus 0.87%	400	2.913%	400	3.499%

Fixed Rate Notes:
Senior notes due 2019	2.200%	—	—%	1,150	2.346%
Senior notes due 2020	3.250%	500	3.389%	500	3.389%
Senior notes due 2020	2.150%	500	2.344%	500	2.344%
Senior notes due 2021	2.875%	750	2.993%	750	2.993%
Senior notes due 2022	3.800%	750	3.989%	750	3.989%
Senior notes due 2022	2.600%	1,000	2.678%	1,000	2.678%
Senior notes due 2023	2.750%	750	2.866%	750	2.866%
Senior notes due 2024	3.450%	750	3.531%	750	3.531%
Senior notes due 2027	3.600%	850	3.689%	850	3.689%
Senior notes due 2042	4.000%	750	4.114%	750	4.114%
Senior notes due 2056	6.000%	750	6.547%	750	6.547%
Total senior notes		7,750		9,300
Hedge accounting fair value adjustments (1)		15		(10)
Unamortized discount and debt issuance costs		(44)		(55)
Other long-term borrowings		17		—
Less: Current portion of long-term debt		(1,000)		(1,550)
Total long-term debt		6,738		7,685

Short-Term Debt
Current portion of long-term debt		1,000		1,550
Hedge accounting fair value adjustments (1)		—		(7)
Unamortized discount and debt issuance costs		(1)		(1)
Other short-term borrowings		23		4
Total short-term debt		1,022		1,546
Total Debt		$7,760		$9,231

(1)	Includes the fair value adjustments to debt associated with terminated interest rate swaps which are being recorded as a reduction to interest expense over the remaining term of the related notes.

Senior Notes

In 2019, $400 million of floating rate notes and $1.15 billion of 2.200% fixed rate notes matured and were repaid. In 2018, $750 million of 2.500% fixed rate notes due 2018 matured and were repaid.

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

To help achieve our interest rate risk management objectives, in connection with the previous issuance of certain senior notes, we entered into interest rate swap agreements that effectively converted $2.4 billion of our fixed rate notes to floating rate debt based on LIBOR plus a spread. These swaps were designated as fair value hedges against changes in the fair value of certain fixed rate senior notes resulting from changes in interest rates. The gains and losses related to changes in the fair value of interest rate swaps substantially offset changes in the fair value of the hedged portion of the underlying debt that are attributable to changes in market interest rates. In 2019, $1.15 billion related to our 2.200% senior notes of the $2.4 billion aggregate notional amount matured. In addition, during the three months ended September 30, 2019, we terminated the interest rate swaps related to $750 million of our 2.875% senior notes due July 2021 and $500 million of our 3.450% senior notes due July 2024. As a result of the early termination, hedge accounting was discontinued prospectively and the gain on termination was recorded as an increase to the long-term debt balance and is being recognized over the remaining life of the underlying debt as a reduction to interest expense. The gain recognized during the year ended December 31, 2019 was immaterial.

The effective interest rates for our senior notes include the interest payable, the amortization of debt issuance costs and the amortization of any original issue discount on these senior notes. Interest on these senior notes is payable either quarterly or semiannually. Interest expense associated with these senior notes, including amortization of debt issuance costs, during the years ended December 31, 2019, 2018 and 2017 was approximately $301 million, $318 million and $307 million, respectively. As of December 31, 2019 and 2018, the estimated fair value of these senior notes, using Level 2 inputs, was approximately $7.9 billion and $9.0 billion, respectively.

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. As of December 31, 2019 and 2018, there were no commercial paper notes outstanding.

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

As of December 31, 2019, no borrowings were outstanding under our $2 billion credit agreement. However, as described above, we have an up to $1.5 billion commercial paper program and therefore maintain $1.5 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due. As a result, $500 million of borrowing capacity was available as of December 31, 2019 for other purposes permitted by the credit agreement.

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

We were in compliance with all covenants in our outstanding debt instruments for the period ended December 31, 2019.

Future Maturities

Expected future principal maturities as of December 31, 2019 are as follows (in millions):

Fiscal Years:
2020	$1,000
2021	750
2022	1,750
2023	1,150
2024	750
Thereafter	2,350
Total future maturities	$7,750

Note 11 – Leases

We have operating and finance leases for office space, data and fulfillment centers, and other corporate assets that we utilize under lease arrangements.

The following table provides a summary of leases by balance sheet location as of December 31, 2019 (in millions):

		As of
	Balance Sheet Location	December 31, 2019
Assets
Operating	Operating lease right-of-use assets	$628
Finance	Property and equipment, net (1)	31
Total leased assets		$659

Liabilities
Operating - current	Accrued expenses and other current liabilities	$170
Finance - current	Short-term debt	11
Operating - noncurrent	Operating lease liabilities	492
Finance - noncurrent	Long-term debt	16
Total lease liabilities		$689

(1)	Recorded net of accumulated amortization of $2 million as of December 31, 2019.

The components of lease expense for the year ended December 31, 2019 were as follows (in millions):

Lease Costs	Statement of Income Location	Year Ended December 31, 2019
Finance lease cost:
Amortization of right-of-use assets	Cost of net revenues	$2
Interest on lease liabilities	Interest and other, net	1
Operating lease cost (2)	Cost of net revenues, Sales and marketing, Product development and General and administrative expenses	214
Total lease cost		$217

(2)	Includes variable lease payments and sublease income that were immaterial during the year ended December 31, 2019.

Maturity of lease liabilities under our non-cancelable operating and financing leases as of December 31, 2019 are as follows (in millions):

	Operating	Finance
2020	$188	$12
2021	162	12
2022	146	5
2023	98	—
2024	45	—
Thereafter	78	—
Total lease payments	717	29
Less interest	(56)	(2)
Present value of lease liabilities	$661	$27

Future minimum rental payments under our non-cancelable operating leases as of December 31, 2018 were as follows (in millions):

Leases (3)
2019	$136
2020	104
2021	91
2022	76
2023	51
Thereafter	119
Total minimum lease payments	$577
(3) Amounts are based on ASC 840, Leases that were superseded upon our adoption of ASC 842, Leases on January 1, 2019.

Rent expense for the years ended December 31, 2019, 2018 and 2017 totaled $233 million, $118 million and $105 million, respectively. Rent expense includes operating lease costs as well as expense for non-lease components such as common area maintenance.

The following table provides a summary of our lease terms and discount rates for the year ended December 31, 2019:

Year Ended December 31, 2019
Weighted Average Remaining Lease Term
Operating leases	4.66 years

Weighted Average Discount Rate
Operating leases	3.11%

Supplemental information related to our leases for the year ended December 31, 2019 is as follows (in millions):

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$196
Operating cash flows from finance leases	$1
Financing cash flows from finance leases	$6

Year Ended December 31, 2019
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$99
Finance leases	$34

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12 – Commitments and Contingencies

Commitments

Off-Balance Sheet Arrangements

As of December 31, 2019, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

We have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under the arrangement. As of December 31, 2019, we had a total of $4.8 billion in aggregate cash deposits, partially offset by $4.7 billion in cash withdrawals, held within the financial institution under the cash pooling arrangement.

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

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable were not material for the twelve months ended December 31, 2019. Except as otherwise noted for the proceedings described in this Note 12, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to significant uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material. Legal fees are expensed as incurred.

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

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13 – Stockholders’ Equity

Preferred Stock

We are authorized, subject to limitations prescribed by Delaware law, to issue preferred stock in one or more series; to establish the number of shares included within each series; to fix the rights, preferences and privileges of the shares of each wholly unissued series and any related qualifications, limitations or restrictions; and to increase or decrease the number of shares of any series (but not below the number of shares of a series then outstanding) without any further vote or action by our stockholders. As of December 31, 2019 and 2018, there were 10 million shares of $0.001 par value preferred stock authorized for issuance, and no shares issued or outstanding.

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

In January 2018, our Board of Directors (“Board”) authorized a $6.0 billion stock repurchase program, and in January 2019, our Board authorized an additional 4.0 billion stock repurchase program. These stock repurchase programs have no expiration from the date of authorization. The stock repurchase activity under our stock repurchase programs during 2019 was as follows (in millions, except per share amounts):

	Shares Repurchased (1)	Average Price per Share (2)	Value of Shares Repurchased (2)	Remaining Amount Authorized
Balance as of January 1, 2019				$3,151
Authorization of additional plan in January 2019				4,000
Repurchase of shares of common stock	134	$37.26	$5,000	(5,000)
Balance as of December 31, 2019				$2,151

(1)	These repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. None of the repurchased shares of common stock have been retired.

(2)	Excludes broker commissions.

In January 2020, our Board authorized an additional $5.0 billion stock repurchase program, with no expiration from the date of authorization.

Dividends

The company paid a total of $473 million in cash dividends during the year ended December 31, 2019. In January 2020, we declared a cash dividend of $0.16 per share of common stock to be paid on March 20, 2020 to stockholders of record as of March 2, 2020.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14 – Employee Benefit Plans

Equity Incentive Plans

We have equity incentive plans under which we grant equity awards, including stock options, restricted stock units (“RSUs”), performance-based restricted stock units (“PBRSUs”), stock payment awards and performance share units, to our directors, officers and employees. As of December 31, 2019, 755 million shares were authorized under our equity incentive plans and 55 million shares were available for future grant.

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

In 2019, 2018 and 2017, certain executives were eligible to receive PBRSUs. PBRSU awards are subject to performance and time-based vesting requirements. The target number of shares subject to the PBRSU award are adjusted based on our business performance measured against the performance goals approved by the Compensation Committee at the beginning of the performance period. Generally, if the performance criteria are satisfied, one-half of the award vests in March following the end of the performance period and the other half of the award vests in March of the following year.

Deferred Stock Units

Prior to December 31, 2016, we granted deferred stock units to each non-employee director (other than Mr. Omidyar) at the time of our annual meeting of stockholders and to new non-employee directors upon their election to the Board. Each deferred stock unit award granted to a new non-employee director upon election to the Board vests 25% one year from the date of grant, and at a rate of 2.08% per month thereafter. In addition, directors were permitted to elect to receive, in lieu of annual retainer and committee chair fees and at the time these fees would otherwise be payable, fully vested deferred stock units with an initial value equal to the amount based on the fair market value of common stock at the date of grant. Following termination of a non-employee director’s service on the Board, deferred stock units granted prior to August 1, 2013 are payable in stock or cash (at our election), while deferred stock units granted on or after August 1, 2013 are payable solely in stock. As of December 31, 2019, there were approximately 207,179 deferred stock units outstanding, which are included in our restricted stock unit activity below. As of December 31, 2016, we no longer grant deferred stock units.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (“ESPP”) for all eligible employees. Under the plan, shares of our common stock may be purchased over an offering period with a maximum duration of two years at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last day of the six-month purchase period. Employees may purchase shares having a value not exceeding 10% of their eligible compensation during an offering period. During 2019, 2018, and 2017, employees purchased approximately 3 million, 4 million and 4 million shares under this plan at average prices of $25.24, $23.82 and $22.32 per share, respectively. As of December 31, 2019, approximately 9 million shares of common stock were reserved for future issuance.

Stock Option Activity

No stock options were granted in 2019, 2018 and 2017.

During 2019, 2018 and 2017, the aggregate intrinsic value of options exercised under our equity incentive plans was $20 million, $18 million and $26 million, respectively, determined as of the date of option exercise. As of December 31, 2019, options to purchase approximately 800 thousand shares of our common stock were outstanding and in-the-money.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Unit Activity

The following table presents RSU activity (including PBRSUs that have been earned) under our equity incentive plans as of and for the year ended December 31, 2019 (in millions except per share amounts):

	Units	Weighted Average Grant-Date Fair Value (per share)
Outstanding as of January 1, 2019	34	$33.59
Awarded and assumed	19	$37.61
Vested	(17)	$31.67
Forfeited	(8)	$35.50
Outstanding as of December 31, 2019	28	$36.82
Expected to vest as of December 31, 2019	23

During 2019, 2018 and 2017, the aggregate intrinsic value of RSUs vested under our equity incentive plans was $609 million, $684 million and $635 million, respectively.

Stock-Based Compensation Expense

The following table presents stock-based compensation expense for the years ended December 31, 2019, 2018 and 2017 (in millions):

	Year Ended December 31,
	2019	2018	2017
Cost of net revenues	$55	$59	$53
Sales and marketing	97	111	94
Product development	198	197	178
General and administrative	155	171	158
Total stock-based compensation expense	$505	$538	$483
Capitalized in product development	$14	$14	$14

As of December 31, 2019, there was approximately $768 million of unearned stock-based compensation that will be expensed from 2020 through 2023. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel all or a portion of the remaining unearned stock-based compensation expense. Future unearned stock-based compensation will increase to the extent we grant additional equity awards, change the mix of grants between stock options and restricted stock units or assume unvested equity awards in connection with acquisitions.

Employee Savings Plans

We have a defined contribution plan, which is qualified under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 50% of their eligible compensation, but not more than statutory limits. In 2019, 2018 and 2017, we contributed one dollar for each dollar a participant contributed, with a maximum contribution of 4% of each employee’s eligible compensation, subject to a maximum employer contribution of $11,200, $11,000 and $10,800 per employee for each period, respectively. Our non-U.S. employees are covered by various other savings plans. Total expense for these plans was $64 million, $60 million and $57 million in 2019, 2018 and 2017, respectively.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15 – Income Taxes

The components of pretax income for the years ended December 31, 2019, 2018 and 2017 are as follows (in millions):

	Year Ended December 31,
	2019	2018	2017
United States	$358	$299	$417
International	1,849	2,419	1,858
	$2,207	$2,718	$2,275

The provision (benefit) for income taxes is comprised of the following (in millions):

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$51	$73	$1,426
State and local	26	25	(17)
Foreign	221	245	151
	$298	$343	$1,560
Deferred:
Federal	$(269)	$(488)	$1,788
State and local	(45)	(10)	4
Foreign	431	345	(64)
	117	(153)	1,728
	$415	$190	$3,288

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate of 21% for 2019 and 2018 and 35% for 2017 to income before income taxes (in millions):

	Year Ended December 31,
	2019	2018	2017
Provision at statutory rate	$463	$571	$797
Foreign income taxed at different rates	31	(16)	(217)
Other taxes on foreign operations	(155)	26	330
Stock-based compensation	3	(3)	(33)
State taxes, net of federal benefit	(20)	13	(13)
Research and other tax credits	(33)	(30)	(35)
Tax basis step-up resulting from realignment	199	(9)	(695)
Impact of tax rate change	(19)	108	—
U.S. tax reform	—	(463)	3,142
Effective settlement of audits	(71)	—	—
Other	17	(7)	12
	$415	$190	$3,288

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to be reversed. Significant deferred tax assets and liabilities consist of the following (in millions):

	As of December 31,
	2019	2018
Deferred tax assets:
Net operating loss, capital loss and credits	$158	$136
Accruals and allowances	214	168
Stock-based compensation	15	22
Amortizable tax basis in intangibles	4,287	4,757
Net deferred tax assets	4,674	5,083
Valuation allowance	(102)	(65)
	$4,572	$5,018
Deferred tax liabilities:
Unremitted foreign earnings	$(2,610)	$(2,930)
Acquisition-related intangibles	(37)	(46)
Depreciation and amortization	(131)	(132)
Net unrealized gain	(2)	(27)
Available-for-sale securities	(61)	(15)
	(2,841)	(3,150)
	$1,731	$1,868

As of December 31, 2019, our federal, state and foreign net operating loss carryforwards for income tax purposes were approximately $11 million, $55 million and $361 million, respectively. The federal and state net operating loss carryforwards are subject to various limitations under Section 382 of the Internal Revenue Code and applicable state tax laws. If not utilized, the federal and state net operating loss carryforwards will begin to expire in 2021 and 2020, respectively. The carryforward periods on our foreign net operating loss carryforwards are as follows: $12 million do not expire, $246 million are subject to valuation allowance and begin to expire in 2020, and $104 million are not subject to valuation allowance but will begin to expire in 2024. As of December 31, 2019, state tax credit carryforwards for income tax purposes were approximately $140 million. Most of the state tax credits carry forward indefinitely.

As of December 31, 2019 and 2018, we maintained a valuation allowance with respect to certain of our deferred tax assets relating primarily to operating losses in certain non-U.S. jurisdictions and certain state tax credits that we believe are not likely to be realized.

During the first half of 2017, we recognized a noncash income tax charge of $376 million caused by the foreign exchange remeasurement of a deferred tax asset related to intangible assets in our foreign eBay platforms. In the first quarter of 2017, we achieved a step-up in the tax basis of the intangible assets in our foreign Classifieds platforms as a result of voluntary domiciling our Classifieds intangible assets into a new jurisdiction and recognized a tax benefit of $695 million.

On December 22, 2017, the Tax Cuts and Jobs Act was enacted. U.S. tax reform, among other things, reduced the U.S. federal income tax rate from 35% to 21% beginning in 2018, instituted a dividends received deduction for foreign earnings with a related tax for the deemed repatriation of unremitted foreign earnings in 2017 and created a new U.S. minimum tax on earnings of foreign subsidiaries. We recognized a provisional income tax charge of $3.1 billion in the fourth quarter of 2017, which was included as a component of the income tax provision on our consolidated statement of income. We completed our analysis of the impacts of U.S. tax reform in the fourth quarter of 2018 and recognized a $463 million reduction to the provisional tax amounts recorded in the fourth quarter of 2017, which is included as a component of income tax expense from continuing operations in 2018.

Included in the 2017 provisional amount was $1.4 billion for the income tax on the deemed repatriation of unremitted foreign earnings. We completed the computation of this amount as part of the 2017 income tax return filing and reduced the provisional amount by $18 million and we utilized $213 million of foreign tax credits to reduce the net

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liability, both in 2018. We elected to pay the liability for the deemed repatriation of foreign earnings in installments, as specified by the Act. Accordingly, as of December 31, 2019 and 2018, $884 million and $968 million of our liability for deemed repatriation of foreign earnings was included in other liabilities on our consolidated balance sheet.

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

The following table reflects changes in unrecognized tax benefits for the years ended December 31, 2019, 2018 and 2017 (in millions):

	2019	2018	2017
Gross amounts of unrecognized tax benefits as of the beginning of the period	$551	$487	$458
Increases related to prior period tax positions	44	64	37
Decreases related to prior period tax positions	(114)	(10)	(28)
Increases related to current period tax positions	28	28	58
Settlements	(122)	(18)	(38)
Gross amounts of unrecognized tax benefits as of the end of the period	$387	$551	$487

Included within our gross amounts of unrecognized tax benefits of $387 million as of December 31, 2019 is $55 million of unrecognized tax benefits indemnified by PayPal. If total unrecognized tax benefits were realized in a future period, it would result in a tax benefit of $285 million. Of this amount, approximately $51 million of unrecognized tax benefit is indemnified by PayPal and a corresponding receivable would be reduced upon a future realization. As of December 31, 2019, our liabilities for unrecognized tax benefits were included in other liabilities on our consolidated balance sheet.

We recognize interest and/or penalties related to uncertain tax positions in income tax expense. In 2019, $8 million was included in tax expense for interest and penalties. The amount of interest and penalties accrued as of December 31, 2019 and 2018 was approximately $46 million and $61 million, respectively.

We are subject to both direct and indirect taxation in the U.S. and various states and foreign jurisdictions. We are under examination by certain tax authorities for the 2008 to 2018 tax years. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these or other examinations. The material jurisdictions where we are subject to potential examination by tax authorities for tax years after 2007 include, among others, the U.S. (Federal and California), Germany, Korea, Israel, Switzerland and the United Kingdom.

Although the timing of the resolution and/or closure of audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. Given the number of years remaining subject to examination and the number of matters being examined, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits. We expect the gross amount of unrecognized tax benefits to be reduced within the next twelve months by at least $19 million.

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion invalidating the regulations relating to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was issued by the Tax Court in December 2015. The IRS appealed the decision in June 2016. On July 24, 2018, the Ninth Circuit Federal Court issued a decision that was subsequently withdrawn and a

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reconstituted panel has conferred on the appeal. On June 7, 2019, the Ninth Circuit Federal Court upheld the cost-sharing regulations and on November 11, 2019 the U.S. Tax Court of Appeals for the Ninth Circuit released a court order denying an en banc rehearing of the case Altera Corp. v Commissioner following Altera’s petition filed on July 22, 2019. It has not been determined if this ruling will be further appealed as of the date of our filing. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits or obligations, and the risk of the Tax Court’s decision being overturned upon appeal, we have not recorded any benefit or expense as of December 31, 2019. We will continue to monitor ongoing developments and potential impacts to our consolidated financial statements.

Note 16 – Interest and Other, Net

The components of interest and other, net for the years ended December 31, 2019, 2018 and 2017 are as follows (in millions):

	Year Ended December 31,
	2019	2018	2017
Interest income	$120	$176	$177
Interest expense	(311)	(326)	(292)
Gains on investments and sale of business (1)	80	663	115
Other	(3)	(17)	11
Total interest and other, net	$(114)	$496	$11

(1)
Gains on investments and sale of business includes: (i) 2019 included a $52 million loss recorded on the divestiture of brands4friends and a $133 million gain recognized due to the change in fair value of the Adyen warrant; (ii) 2018 included a $313 million gain on the sale of our equity investment in Flipkart, a $266 million gain recognized upon the relinquishment of our equity investment in Giosis and a $104 million gain recognized due to the change in fair value of the Adyen warrant; and (iii) 2017 included a $167 million gain on disposal of our eBay India business.

Note 17 – Accumulated Other Comprehensive Income

The following tables summarize the changes in AOCI for the years ended December 31, 2019 and 2018 (in millions):

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2018	$68	$(56)	$462	$24	$498
Other comprehensive income (loss) before reclassifications	4	61	(99)	(16)	(50)
Less: Amount of gain (loss) reclassified from AOCI	81	—	—	(17)	64
Net current period other comprehensive income (loss)	(77)	61	(99)	1	(114)
Balance as of December 31, 2019	$(9)	$5	$363	$25	$384

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2017	$(57)	$(15)	$748	$41	$717
Other comprehensive income (loss) before reclassifications	117	(42)	(286)	(15)	(226)
Less: Amount of gain (loss) reclassified from AOCI	(8)	(1)	—	2	(7)
Net current period other comprehensive income (loss)	125	(41)	(286)	(17)	(219)
Balance as of December 31, 2018	$68	$(56)	$462	$24	$498

The following table provides a summary of reclassifications out of AOCI for the years ended December 31, 2019 and 2018 (in millions):

Details about AOCI Components	Affected Line Item in the Statement of Income	Amount of Gain (Loss) Reclassified from AOCI
		2019	2018
Gains (losses) on cash flow hedges - foreign exchange contracts	Net Revenues	$81	$(8)
	Total, from continuing operations before income taxes	81	(8)
	Income tax provision	(17)	2
	Total, from continuing operations net of income taxes	64	(6)
	Total, from discontinued operations net of income taxes	—	—
	Total, net of income taxes	64	(6)

Unrealized gains (losses) on investments	Interest and other, net	—	(1)
	Total, before income taxes	—	(1)
	Income tax provision	—	—
	Total, net of income taxes	—	(1)

Total reclassifications for the period	Total, net of income taxes	$64	$(7)

Note 18 — Restructuring

The following table summarizes restructuring reserve activity during 2019 (in millions):

Employee Severance and Benefits
Accrued liability as of January 1, 2019	$8
Charges	77
Payments	(49)
Accrued liability as of December 31, 2019	$36

During the first quarter of 2019, management approved a plan to drive operational improvement that included the reduction of workforce, primarily in our Marketplace segment. The reduction was substantially completed in the first quarter of 2019 and resulted in pre-tax restructuring charges of approximately $41 million. During the fourth quarter of 2019, management approved a plan to drive operational improvement that included the reduction of workforce, primarily in our Marketplace segment. We incurred a pre-tax charge of $36 million, which was primarily related to employee severance and benefits.

In June 2018, management approved a plan to implement a strategic reduction of our existing global workforce, primarily in our Marketplace segment. The reduction was substantially completed in the second quarter of 2018 and resulted in pre-tax restructuring charges of approximately $86 million.

No restructuring charges were recognized in 2017.

The restructuring charges incurred in 2019 and 2018 were aggregated in general and administrative expenses in the consolidated statement of income.

Supplementary Data — Quarterly Financial Data — Unaudited
The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters in the two year period ended December 31, 2019. This quarterly information has been prepared on the same basis as the Consolidated Financial Statements and includes all adjustments necessary to state fairly the information for the periods presented.
Quarterly Financial Data
(Unaudited, in millions, except per share amounts)

	Quarter Ended
	March 31	June 30	September 30	December 31
2019
Net revenues	$2,643	$2,687	$2,649	$2,821
Gross profit	$2,042	$2,057	$2,022	$2,171
Income from continuing operations	$521	$403	$310	$558
Income (loss) from discontinued operations, net of income taxes	(3)	(1)	—	(2)
Net income (loss)	$518	$402	$310	$556
Income (loss) per share - basic:
Continuing operations	$0.58	$0.47	$0.37	$0.69
Discontinued operations	—	—	—	—
Net income (loss) per share - basic	$0.58	$0.47	$0.37	$0.69
Income (loss) per share - diluted:
Continuing operations	$0.57	$0.46	$0.37	$0.69
Discontinued operations	—	—	—	—
Net income (loss) per share - diluted	$0.57	$0.46	$0.37	$0.69
Weighted-average shares:
Basic	900	860	830	807
Diluted	908	867	837	812

	Quarter Ended
	March 31	June 30	September 30	December 31
2018
Net revenues	$2,580	$2,640	$2,649	$2,877
Gross profit	$2,021	$2,043	$2,041	$2,259
Income from continuing operations	$407	$638	$720	$763
Income (loss) from discontinued operations, net of income taxes	—	4	1	(3)
Net income (loss)	$407	$642	$721	$760
Income per share - basic:
Continuing operations	$0.40	$0.64	$0.74	$0.81
Discontinued operations	—	—	—	—
Net income (loss) per share - basic	$0.40	$0.64	$0.74	$0.81
Income (loss) per share - diluted:
Continuing operations	$0.40	$0.64	$0.73	$0.80
Discontinued operations	—	—	—	—
Net income (loss) per share - diluted	$0.40	$0.64	$0.73	$0.80
Weighted-average shares:
Basic	1,010	992	974	945
Diluted	1,029	1,004	983	950

eBay Inc.
FINANCIAL STATEMENT SCHEDULE
The Financial Statement Schedule II — VALUATION AND QUALIFYING ACCOUNTS as of and for the years ended December 31, 2019, 2018 and 2017.

	Balance at Beginning of Period	Charged/Credited to Net Income	Charged to Other Account	Charges Utilized/Write-offs	Balance at End of Period
	(In millions)
Allowances for Doubtful Accounts and Authorized Credits
Year Ended December 31, 2017	$81	$91	$—	$(70)	$102
Year Ended December 31, 2018	102	92	—	(88)	106
Year Ended December 31, 2019	$106	$122	$—	$(100)	$128

Allowance for Transaction Losses
Year Ended December 31, 2017	$23	$181	$—	$(179)	$25
Year Ended December 31, 2018	25	194	—	(191)	28
Year Ended December 31, 2019	$28	$178	$—	$(179)	$27

Tax Valuation Allowance
Year Ended December 31, 2017	$37	$(20)	$2	$—	$19
Year Ended December 31, 2018	19	33	13	—	65
Year Ended December 31, 2019	$65	$45	$(1)	$(7)	$102

INDEX TO EXHIBITS

No.	Exhibit Description	Filed or Furnished with this 10-K	Incorporated by Reference
			Form	File No.	Date Filed

2.01	Separation and Distribution Agreement by and between Registrant and PayPal Holdings, Inc. dated as of June 26, 2015.		8-K	000-24821	6/30/2015

2.02*	Stock Purchase Agreement, dated as of November 24, 2019 by and among eBay Inc., eBay International AG, PUG LLC, and solely for the purposes set forth therein, Pugnacious Endeavors, Inc.		8-K	001-37713	11/25/2019

3.01	Registrant’s Amended and Restated Certificate of Incorporation.		10-Q	001-37713	7/18/2019

3.02	Registrant’s Amended and Restated Bylaws.		10-Q	001-37713	7/18/2019

4.01	Form of Specimen Certificate for Registrant’s Common Stock.		S-1	333-59097	8/19/1998

4.02	Indenture dated as of October 28, 2010 between Registrant and Wells Fargo Bank, National Association, as trustee.		8-K	000-24821	10/28/2010

4.03	Supplemental Indenture dated as of October 28, 2010 between Registrant and Wells Fargo Bank, National Association, as trustee.		8-K	000-24821	10/28/2010

4.04	Form of 3.250% Note due 2020 (included in Exhibit 4.03).		8-K	000-24821	10/28/2010

4.05	Officer’s Certificate dated July 24, 2012.		8-K	000-24821	7/24/2012

4.06	Forms of 2.600% Note due 2022 and 4.000% Note due 2042 (included in Exhibit 4.05).		8-K	000-24821	7/24/2012

4.07	Officer’s Certificate dated July 28, 2014.		8-K	000-24821	7/28/2014

4.08	Forms of 2.875% Note due 2021 and 3.450% Note due 2024 (included in Exhibit 4.07).		8-K	000-24821	7/28/2014

4.09	Officer’s Certificate dated February 29, 2016.		8-K	000-24821	2/29/2016

4.10	Form of 6.00% Note due 2056 (included in Exhibit 4.09).		8-K	000-24821	2/29/2016

4.11	Officer’s Certificate dated March 9, 2016.		8-K	001-37713	3/9/2016

4.12	Form of 3.800% Note due 2022 (included in Exhibit 4.11).		8-K	001-37713	3/9/2016

4.13	Officer’s Certificate dated June 6, 2017.		8-K	001-37713	6/6/2017

4.14	Form of Floating Rate Note due 2023, 2.150% Note due 2020, 2.750% Note due 2023 and 3.600% Note due 2027 (included in Exhibit 4.13).		8-K	001-37713	6/6/2017

4.15	Description of Securities.	X	10-K	001-37713	1/31/2020

10.01+	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers.		S-1	333-59097	7/15/1998

10.02+	Registrant’s 2003 Deferred Stock Unit Plan, as amended.		10-K	000-24821	2/28/2007

10.03+	Amendment to Registrant’s 2003 Deferred Stock Unit Plan, effective April 2, 2012.		10-Q	000-24821	7/19/2012

10.04+	Form of Director Award Agreement under Registrant’s 2003 Deferred Stock Unit Plan.		10-Q	000-24821	7/19/2012

10.05+	Form of Electing Director Award Agreement under Registrant’s 2003 Deferred Stock Unit Plan.		10-Q	000-24821	7/19/2012

10.06+	Form of New Director Award Agreement under Registrant’s 2003 Deferred Stock Unit Plan.		10-Q	000-24821	7/19/2012

No.	Exhibit Description	Filed or Furnished with this 10-K	Incorporated by Reference
			Form	File No.	Date Filed
10.07+	Form of 2003 Deferred Stock Unit Plan Restricted Stock Unit Grant Notice and Agreement.		10-Q/A	000-24821	4/24/2008

10.08+	Registrant’s 2008 Equity Incentive Award Plan, as amended and restated.		8-K	001-37713	4/27/2016

10.09+	Form of Restricted Stock Unit Award Agreement under Registrant’s 2003 Deferred Stock Unit Plan and Registrant’s 2008 Equity Incentive Plan.		10-Q	000-24821	7/19/2012

10.10+	Form of Restricted Stock Unit Award Agreement (with Modified Vesting) under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	7/19/2012

10.11+	Form of Stock Option Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	7/19/2012

10.12+	Form of Stock Option Agreement (with Modified Vesting) under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	7/19/2012

10.13+	Form of Director Deferred Stock Unit Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	7/19/2012

10.14+	Amended and Restated eBay Incentive Plan.		8-K	000-24821	5/5/2015

10.15+	eBay Inc. Deferred Compensation Plan, as amended and restated effective April 1, 2018.		10-K	001-37713	1/30/2019

10.16+	eBay Inc. Employee Stock Purchase Plan.		DEF 14A	000-24821	3/19/2012

10.17	Credit Agreement, dated as of November 9, 2015, by and among Registrant, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto.		8-K	000-24821	11/12/2015

10.18+	Form of New Director Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	4/19/2013

10.19+	Form of Director Annual Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	4/19/2013

10.20+	Form of Electing Director Quarterly Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	4/19/2013

10.21+	Form of Performance Share Unit Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	4/19/2013

10.22+	Form of Global Stock Option Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	7/18/2014

10.23+	Form of Global Restricted Stock Unit Agreement (and Performance-Based Restricted Stock Unit Agreement) under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	7/18/2014

10.24+	Form of Performance Based Restricted Stock Unit Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	001-37713	4/27/2016

10.25+	Form of Stock Payment Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	001-37713	7/21/2016

10.26+	Form of Director Restricted Stock Unit Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	001-37713	7/21/2016

10.27+	Form of Performance Based Restricted Stock Unit Award Grant Notice and Performance Based Restricted Stock Unit Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-K	001-37713	1/30/2019

10.28+	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-K	001-37713	1/30/2019

No.	Exhibit Description	Filed or Furnished with this 10-K	Incorporated by Reference
			Form	File No.	Date Filed
10.29+	Notice Regarding Payment of Dividend Equivalents on Restricted Stock Units and Performance-Based Restricted Stock Units under Registrant’s 2008 Equity Incentive Award Plan.		10-K	001-37713	1/30/2019

10.30+	Letter Agreement dated September 29, 2014 between Registrant and Devin Wenig.		10-Q	000-24821	10/16/2014

10.31+	Amended and Restated eBay Inc. Change in Control Severance Plan for Key Employees, effective January 1, 2016.		10-Q	001-37713	4/27/2016

10.32	Amendment dated June 30, 2016, to the Operating Agreement by and among Registrant, eBay International AG, PayPal Holdings, Inc., PayPal, Inc., PayPal Pte. Ltd. and PayPal Payments Pte. Holdings S.C.S.		10-Q	001-37713	7/21/2016

10.33+	Operating Agreement, dated as of July 17, 2015, by and among Registrant, eBay International AG, PayPal Holdings, Inc., PayPal, Inc., PayPal Pte. Ltd. and PayPal Payments Pte. Holdings S.C.S.		8-K	000-24821	7/20/2015

10.34	Transition Services Agreement, dated as of July 17, 2015, by and between Registrant and PayPal Holdings, Inc.		8-K	000-24821	7/20/2015

10.35+	Tax Matters Agreement, dated as of July 17, 2015, by and between Registrant and PayPal Holdings, Inc.		8-K	000-24821	7/20/2015

10.36+	Employee Matters Agreement, dated as of July 17, 2015, by and between Registrant and PayPal Holdings, Inc.		8-K	000-24821	7/20/2015

10.37+
Intellectual Property Matters Agreement, dated as of July 17, 2015, by and among Registrant, eBay International AG, PayPal Holdings, Inc., PayPal, Inc., PayPal Pte. Ltd. and PayPal Payments Pte. Holdings S.C.S.
			8-K	000-24821	7/20/2015

10.38+	Letter dated September 30, 2014 from Registrant to Scott Schenkel.		10-Q	000-24821	7/21/2015

10.39+	Offer Letter dated April 2, 2015 between Registrant and Marie Oh Huber.		10-Q	001-37713	4/27/2016

10.40	Cooperation Agreement, dated February 28, 2019, by and among Elliott Associates, L.P., Elliott International, L.P., Elliott International Capital Advisors Inc. and Registrant.		8-K	001-37713	2/28/2019

10.41	Agreement, dated February 28, 2019 by and among Starboard Value LP and affiliates and Registrant.		8-K	001-37713	2/28/2019

10.42+	Offer Letter dated February 1, 2017, between Registrant and Wendy Jones.		10-Q	001-37713	7/18/2019

10.43+	Offer Letter dated July 3, 2018, between Registrant and Wendy Jones.		10-Q	001-37713	7/18/2019

10.44+	Amended and Restated eBay Inc, SVP and Above Standard Severance Plan, effective September 18, 2019.		10-Q	001-37713	10/24/2019

10.45+	Letter Agreement between Devin N. Wenig and eBay Inc., dated September 24, 2019.		8-K	001-37713	9/25/2019

10.46+	Letter Agreement between Scott Schenkel and eBay Inc., dated October 11, 2019.		8-K	001-37713	10/16/2019

10.47+	Letter Agreement between Andrew Cring and eBay Inc., dated October 11, 2019.		8-K	001-37713	10/16/2019

10.48+	Offer Letter dated June 25, 2019 between Registrant and Jae Hyun Lee.		10-Q	001-37713	10/24/2019

21.01	List of Subsidiaries.	X

23.01	PricewaterhouseCoopers LLP consent.	X

No.	Exhibit Description	Filed or Furnished with this 10-K	Incorporated by Reference
			Form	File No.	Date Filed
24.01	Power of Attorney (see signature page).	X

31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.02	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.01	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.02	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

*
Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission upon request.

+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 31, 2020.

eBay Inc.

By:	/s/ Scott F. Schenkel
Scott F. Schenkel
Interim Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Scott F. Schenkel, Andy Cring, Brian J. Doerger and Marie Oh Huber and each or any one of them, each with the power of substitution, his or her attorney-in-fact, to sign any amendments to this report, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 31, 2020.

Principal Executive Officer and Director:		Principal Financial Officer:

By:	/s/ Scott F. Schenkel	By:	/s/ Andy Cring
	Scott F. Schenkel		Andy Cring
	Interim Chief Executive Officer		Interim Chief Financial Officer

Principal Accounting Officer:

		By:	/s/ Brian J. Doerger
Brian J. Doerger
Vice President, Chief Accounting Officer

Additional Directors

By:	/s/ Pierre M. Omidyar	By:	/s/ Thomas J. Tierney
	Pierre M. Omidyar		Thomas J. Tierney
	Founder and Director		Chairman of the Board and Director

By:	/s/ Fred D. Anderson	By:	/s/ Anthony J. Bates
	Fred D. Anderson		Anthony J. Bates
	Director		Director

By:	/s/ Adriane Brown	By:	/s/ Jesse A. Cohn
	Adriane Brown		Jesse A. Cohn
	Director		Director

By:	/s/ Diana Farrell	By:	/s/ Logan D. Green
	Diana Farrell		Logan D. Green
	Director		Director

By:	/s/ Bonnie S. Hammer	By:	/s/ Kathleen C. Mitic
	Bonnie S. Hammer		Kathleen C. Mitic
	Director		Director

By:	/s/ Matthew J. Murphy	By:	/s/ Paul S. Pressler
	Matthew J. Murphy		Paul S. Pressler
	Director		Director

By:	/s/ Robert H. Swan	By:	/s/ Perry M. Traquina
	Robert H. Swan		Perry M. Traquina
	Director		Director