Form 10-K/A
period 2019-12-31
EBAY INC
filed 2020-04-29
CIK 1065088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 001-37713

____________________

eBay Inc.
(Exact name of registrant as specified in its charter)

____________________

Delaware	77-0430924
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2025 Hamilton Avenue
San Jose, California	95125
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(408) 376-7008

____________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	EBAY	The Nasdaq Global Select Market
6.00% Notes due 2056	EBAYL	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None

____________________

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

As of June 28, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $31,354,367,947 based on the closing sale price as reported on The Nasdaq Global Select Market.

700,853,307 shares of common stock issued and outstanding as of April 15, 2020.

____________________

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission (the “SEC”) on January 31, 2020 (the “2019 Form 10-K”). The sole purpose of this Form 10/K-A is to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the 2019 Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Form 10-K/A to include Part III information in our 2019 Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the 2019 Form 10-K.

This Form 10-K/A amends and restates in their entirety the cover page, Items 10 through 14 of Part III and the Exhibit Index (including the filing of new certifications as required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), as exhibits in accordance with Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) of the 2019 Form 10-K. Except as otherwise expressly noted above, this Form 10-K/A does not amend any other information set forth in the 2019 Form 10-K. This Form 10 K/A continues to speak as of the date of the 2019 Form 10-K and, except where expressly noted, we have not updated disclosures contained herein or therein to reflect any events that occurred at a date subsequent to the date of the 2019 Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the 2019 Form 10-K and our other filings with the SEC.

Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Item 307 or Item 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications required by Section 302 of the Sarbanes-Oxley Act have been omitted.

Unless the context requires otherwise, all references to “we,” “our,” “us” or “eBay” mean eBay Inc., a Delaware corporation, and its consolidated subsidiaries.

eBay Inc.
Form 10-K

For the Fiscal Year Ended December 31, 2019

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information Concerning Members of the Board

The following provides information regarding current members of the Company’s Board of Directors (the “Board”), which consists of fifteen members as of the date hereof. Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders and until his or her successor is elected and qualified, or until his or her earlier death, resignation, retirement, or removal.

Fred D. Anderson Jr. Age: 75 Director Since: 2003 Committees: ●Audit Committee (Chair, Audit Committee Financial Expert)	Other Public Company Boards: ●Yelp Inc. (since 2011)
Experience
Mr. Anderson serves as a Managing Director of NextEquity Partners, a firm he co-founded in July 2015, backing innovative consumer and enterprise technology companies, and Elevation Partners, a firm he co-founded in July 2004, focusing on venture and private equity investments in technology and digital media companies. From 1996 until 2004, Mr. Anderson served as Executive Vice President and Chief Financial Officer of Apple Inc. From 1992 until 1996, Mr. Anderson served as Corporate Vice President and Chief Financial Officer of Automatic Data Processing, Inc. Prior to that, Mr. Anderson was the Chief Operating Officer and President of MAI Systems Corporation.
Mr. Anderson was formerly a Certified Public Accountant with Coopers & Lybrand and a captain in the U.S. Air Force.
Mr. Anderson currently serves on the board of directors of Yelp Inc. Mr. Anderson also serves on the Board of Trustees for Whittier College and on the Advisory Board for Stanford Athletics. Mr. Anderson received his B.A. from Whittier College and his M.B.A. from the University of California, Los Angeles.

Director Qualifications
●Finance Expertise: Chief Financial Officer of Apple Inc. for eight years, and of Automatic Data Processing, Inc., one of the largest providers of business processing solutions, for four years.
●Technology Industry, Management, Strategy, Entrepreneurship and Leadership Experience: Former CFO of two large, innovative global technology companies, board member of public technology companies, former Chief Operating Officer and President of MAI Systems Corporation, and current Co-Founder and Managing Director of Elevation Partners and NextEquity Partners.
●Transactional and M&A Experience: Experience in all aspects of analyzing and executing sophisticated transactions with large and sophisticated technology companies and through his experience with Elevation Partners and NextEquity Partners.

Anthony J. Bates Age: 53 Director Since: 2015 Committees: ●Compensation Committee ●Risk Committee	Other Public Company Boards: ●VMware, Inc. (since 2016)
Experience
Mr. Bates is CEO of Genesys, which provides customer-experience and call-center technology. He was Vice Chairman of the board of Social Capital Hedosophia Holdings Corp. (“Social Capital,” a special purpose acquisition company) from 2017 to 2019. From May 2017 through June 2018, Mr. Bates held the position of Chief Executive Officer of Growth at Social Capital. He also has been a member of the board of directors of VMware, Inc. since 2016, where he is chair of the Mergers & Acquisitions committee. He was formerly a member of the board of directors of GoPro, Inc.
Mr. Bates was President of GoPro, a technology company that manufactures action cameras, from 2014 to 2016, and helped with the initial public offering of the company. Before joining GoPro, Mr. Bates was the executive vice president of Microsoft Corp.’s Business Development and Evangelism group, responsible for the company’s relationships with key original equipment manufacturers (OEMs), strategic innovation partners, independent software vendors and developers. Mr. Bates also led Microsoft’s corporate strategy team.
Mr. Bates was also the president of Microsoft’s Skype Division and the Chief Executive Officer of Skype, Inc. prior to its acquisition in October of 2011. Preceding Skype, Mr. Bates held senior positions with both Cisco Systems, Inc. and MCI Internet. Mr. Bates previously served as a member of the boards of YouTube, Inc. and LoveFilm.

Director Qualifications
●Technology and Retail Industry Experience: Executive leadership in the technology industry, including the management of worldwide operations, sales, service and support areas. Technical skills, as evidenced by his 10 patents in network innovations and his 12 requests for comments published with the Internet Engineering Task Force. Retail industry experience from his prior employment at GoPro, a consumer products company, YouTube, and LoveFilm, a provider of DVD-by-mail and streaming video on demand.
●Management, Leadership and Strategy Experience: Current service on board of VMware, Inc.; formerly on board of Social Capital Hedosophia Holdings Corp.; and President and a board member of GoPro. Former Executive Vice President, Business Development and Evangelism at Microsoft Corporation, former Chief Executive Officer of Skype Inc. and former Senior Vice President of Cisco Systems, Inc.

Adriane M. Brown Age: 61 Director Since: 2017 Committees: ●Audit Committee ●Risk Committee	Other Public Company Boards: ●Allergan Plc (since 2017)
Experience
Ms. Brown became a Venture Partner at Flying Fish Fund, a venture capital firm, in November 2018. Prior to that, Ms. Brown served as President and Chief Operating Officer for Intellectual Ventures (“IV”), an invention and investment company that commercializes inventions, from January 2010 through July 2017, and served as a Senior Advisor until December 2018. Before joining IV, Ms. Brown served as President and Chief Executive Officer of Honeywell Transportation Systems. Over the course of 10 years at Honeywell, she held leadership positions serving the aerospace and automotive markets globally. Prior to Honeywell, Ms. Brown spent 19 years at Corning, Inc., ultimately serving as Vice President and General Manager, Environmental Products Division, having started her career there as a shift supervisor. Ms. Brown also served on the board of directors of Raytheon until 2020.
Ms. Brown also serves on the boards of directors of Allergan Plc, Washington Research Foundation, the Pacific Science Center and Jobs for America’s Graduates.
Ms. Brown holds a Doctorate of Humane Letters and a bachelor’s degree in environmental health from Old Dominion University, and is a winner of its Distinguished Alumni Award. She also holds a master’s degree in management from the Massachusetts Institute of Technology where she was a Sloan Fellow.

Director Qualifications
●Leadership and Strategy Experience: Leadership of global technology and commercial businesses at Honeywell Transportation, Corning, Allergan and Raytheon. Experience driving business strategy, growth and development, innovation and R&D, manufacturing and sales, and customer service and expansion.
●Investment/Finance, Management and Technology Industry Experience: President and Chief Operating Officer for IV from January 2010 to July 2017. During her tenure at IV, the company delivered more than $3 billion in revenue, invented technology enabling 14 companies and joint ventures, acquired 50 customers and established Global Good and Research, a global health invention and innovation project.

Jesse A. Cohn Age: 39 Director Since: 2019 Committees: ●None	Other Public Company Boards: ●Citrix Systems, Inc. (since 2015)
Experience
Mr. Cohn is a Partner, member of the Management Committee, and the Head of U.S. Equity Activism at Elliott Management Corporation, an investment management firm he joined in 2004. Mr. Cohn’s primary responsibility is to manage U.S. equity activist efforts, and he spends considerable time focusing on Elliott’s technology investments.
Mr. Cohn serves on the board of directors of Citrix Systems, Inc. and Twitter, Inc., and is a member of the advisory board at the Harvard Law School Program on Corporate Governance. Mr. Cohn previously served on the board of directors of LogMeIn, Inc. from January 2017 to May 2018. Prior to joining Elliott, Mr. Cohn was an analyst in the mergers and acquisitions group at Morgan Stanley. He earned his B.S. in Economics from the University of Pennsylvania’s Wharton School of Business, from which he graduated summa cum laude.

Director Qualifications
●Technology Industry and Strategy Experience: Sits on the boards of multiple technology companies.
●Leadership, Investment/Finance, Transactions/M&A: Head of U.S. Equity Activism at Elliott Management Corporation, and member of boards of multiple technology companies.

Diana Farrell Age: 55 Director Since: 2017 Committees: ●Risk Committee	Other Public Company Boards: ●None
Experience
Ms. Farrell is the founding President and Chief Executive Officer of the JPMorgan Chase Institute, a global think tank. Previously, Diana was a Senior Partner at McKinsey & Company where she was the Global Head of the McKinsey Center for Government and the McKinsey Global Institute.
Ms. Farrell served in the White House as Deputy Director of the National Economic Council and Deputy Assistant to the President on Economic Policy from 2009 to 2010. During her tenure, she led interagency processes and stakeholder management on a broad portfolio of economic and legislative initiatives. Ms. Farrell coordinated policy development and stakeholder engagement around the passage of major legislation. She also served as a member of the President’s Auto Recovery Task Force.
Ms. Farrell currently serves on the boards of directors of The Urban Institute and the National Bureau of Economic Research, and is a Trustee Emeritus of Wesleyan University. In addition, Ms. Farrell is a Trustee of the Trilateral Commission and served as a Co-Chair of the World Economic Forum’s Council on Economic Progress. Ms. Farrell is also a member of the Council on Foreign Relations, the Economic Club of New York, the Aspen Strategy Group, the Bretton Woods Committee and the National Academies of Science’s Committee on National Statistics.
Ms. Farrell holds a M.B.A. from Harvard Business School, and a B.A. from Wesleyan University, where she was awarded a Distinguished Alumna award.

Director Qualifications
●Policy Experience: Previously global head of the McKinsey Global Institute and McKinsey Center for Government, a leading economic advisor to the President of the United States. Member of several economic and international policy groups and a trustee leading economic think tanks.
●Financial Expertise: Chief Executive Officer and founding President of the JPMorgan Chase Institute. Led research on global capital markets at McKinsey Global Institute, and interagency process on financial policy as Deputy Director of the National Economic Council.
●Leadership and Strategy Experience: Former Senior Partner at McKinsey & Company and Deputy Director of the National Economic Council. Service on non-profit boards and leadership of economic and policy organizations.

Logan D. Green Age: 36 Director Since: 2016 Committees: ●Corporate Governance and Nominating Committee	Other Public Company Boards: ●Lyft, Inc. (since 2019)
Experience
Mr. Green has served as the Chief Executive Officer and co-founder of Lyft, Inc., a rideshare company, since 2012. Lyft grew out of Zimride, a rideshare company previously co-founded by Mr. Green in 2007. Zimride was acquired by Enterprise Rent-A-Car. Mr. Green received his B.A. in Business Economics from the University of California, Santa Barbara.

Director Qualifications
●Technology and E-Commerce Industry Experience; Leadership, Management, Strategy and Entrepreneurship Experience: CEO and co-founder of Lyft, a publicly traded, on-demand transportation company.

Bonnie S. Hammer Age: 69 Director Since: 2015 Committees: ●Compensation Committee	Other Public Company Boards: ●IAC/InteractiveCorp (since 2014)
Experience
Ms. Hammer is Chairman, NBCUniversal Content Studios, where she oversees Universal Television, Universal Content Productions and NBCUniversal International Studios. Previously, Ms. Hammer was Chairman, Direct-to-Consumer and Digital Enterprises, where she built the brand identity and greenlit the initial content slate for Peacock, NBCUniversal’s upcoming streaming service. Before that, she was Chairman, NBCUniversal Cable Entertainment and Cable Studios, where she oversaw cable brands USA Network, SYFY, Bravo, Oxygen, E! Entertainment and Universal Kids, as well as two Hollywood studios: Universal Cable Productions and Wilshire Studios, and the digital business, Bluprint. Additionally, Ms. Hammer has overseen the NBCUniversal Digital Enterprises Group and its investments in BuzzFeed, Vox and Snap.
Ms. Hammer joined NBCUniversal in 2004 as President of USA Network and SYFY, having served as President of SYFY from 2001 to 2004. She held other senior executive positions at SYFY and USA Network from 1989 to 2000. Before that, she was an original programming executive at Lifetime Television Network from 1987 to 1989. Ms. Hammer has served on the boards of ShopNBC, a 24-hour TV Shopping network, the International Radio and Television Society, and the Ad Council. Ms. Hammer also serves on the board of directors of IAC/InteractiveCorp and currently holds an advisory role with Boston University’s College of Communication. Additionally, Ms. Hammer serves on the board of governors for the Motion Picture & Television Fund.
Ms. Hammer holds a bachelor’s degree in communications and a master’s degree in media and new technology from Boston University. In 2017, Boston University awarded her an Honorary Doctorate of Humane Letters.

Director Qualifications
●Product, Marketing and Media Experience: Industry leader in media for over 40 years, with expertise in network programming, production, marketing, and multiplatform branding.
●Leadership, Strategy and Management Experience: Chairman, NBCUniversal Content Studios and previous executive roles including oversight of NBCUniversal’s innovative streaming service, prominent cable brands and production studios.

Jamie Iannone Age: 47 Director Since: 2020 Committees: ●None	Other Public Company Boards: ●None
Experience
Mr. Iannone has been President and Chief Executive Officer of eBay since April 2020.
Earlier in 2020, Mr. Iannone served as Chief Operating Officer of Walmart eCommerce, where he also was responsible for Store No. 8, Walmart’s incubation hub. Since 2014, Mr. Iannone held leadership roles at Walmart Inc. including CEO of SamsClub.com and Executive Vice President of membership and technology, Sam's Club, a $57 billion business. In those roles, Mr. Iannone grew the SamsClub.com business and Sam’s Club's membership base.
Before Walmart Inc., Mr. Iannone was Executive Vice President of Digital Products at Barnes & Noble, Inc., where he was responsible for all NOOK devices, software, accessories and retail integration and experiences; books and digital content; and third-party partnerships.
Mr. Iannone held various roles at eBay from 2001 to 2009, including leading Product Marketing, Search, and Buyer Experience.
He previously worked at Epinions.com and Booz Allen Hamilton. Mr. Iannone also served on the Board of Directors of The Children’s Place.
He earned a Bachelor of Science in operations research, engineering and management systems from Princeton University and a Master of Business Administration from the Stanford Graduate School of Business.

Director Qualifications
●Technology Industry, Management, Strategy, and Leadership Experience: Executive with three large, innovative global technology companies: eBay, Walmart, and Barnes and Noble. Board experience at The Children’s Place.
●E-Commerce and Retail Industry Experience: Leader with an array of online and offline retail businesses, including eBay, SamsClub.com, Sam's Club, Barnes and Noble, The Children’s Place, and Epinions.com.
●Product and Media Experience: Delivered innovative product experiences in executive roles at eBay, SamsClub.com and Sam's Club, and Barnes and Noble. Led media partnerships, books, digital content, and NOOK software at Barnes and Noble.

Kathleen C. Mitic Age: 50 Director Since: 2011 Committees: ●Compensation Committee ●Corporate Governance and Nominating Committee (Chair)	Other Public Company Boards: ●RH (f/k/a Restoration Hardware Holdings, Inc.) (since 2013)
Experience
Ms. Mitic is Co-CEO and Co-Founder of SomethingElse, a beverage company. From 2012 to 2017, Ms. Mitic was the Chief Executive Officer of Sitch, Inc., (formerly known as Three Koi Labs, Inc.), a mobile start-up company she founded. From 2010 to 2012, Ms. Mitic served as Director of Platform and Mobile Marketing for Facebook, Inc., a social networking service. From 2009 to 2010, Ms. Mitic served as Senior Vice President, Product Marketing of Palm, Inc., a smartphone manufacturer. She was Vice President and General Manager at Yahoo! Inc. from 2001 to 2005.
Ms. Mitic currently serves on the board of directors of RH (formerly known as Restoration Hardware Holdings, Inc.), where she serves as a member of the audit committee. She also serves on the board of directors of Headspace Inc.
Ms. Mitic received her B.A. from Stanford University and her M.B.A. from Harvard Business School.

Director Qualifications
●Product, Marketing, and Media Experience: Expertise in global products, marketing and media through work leading Global Platform and Mobile Marketing at Facebook, Inc. and the Global Products Marketing group at Palm, Inc., and as Vice President and General Manager at Yahoo! Inc.
●Technology Industry, Entrepreneurship, and Leadership Experience: Consumer-facing executive positions in technology industry (listed above) for over twenty years. Entrepreneurial experience building and operating technology companies as founder and Chief Executive Officer of Sitch, Inc. and Vice President and General Manager of Yahoo! Inc.

Matthew J. Murphy Age: 47 Director Since: 2019 Committees: ●None	Other Public Company Boards: ●Marvell Technology Group Ltd. (since 2016)
Experience
Mr. Murphy is President and Chief Executive Officer of Marvell Technology Group Ltd. (“Marvell”), a semiconductor company. He has led Marvell since joining in July 2016 and also serves as a member of Marvell’s board of directors. In his role as CEO, Mr. Murphy is responsible for leading new technology development, directing ongoing operations and driving Marvell’s growth strategy.
Prior to joining Marvell, Mr. Murphy worked for Maxim Integrated Products, Inc., a company that designs, manufactures and sells analog and mixed-signal integrated circuits. He advanced there through a series of business leadership roles over two decades. Most recently, he served as Executive Vice President of Business Units and Sales & Marketing, overseeing all product development and go-to-market activities. Prior to that, he served as the Senior Vice President of the Communications and Automotive Solutions Group and Vice President of Worldwide Sales and Marketing.
Mr. Murphy is a recipient of a Silicon Valley Business Journal 2019 C-Suite award for CEO of a Large Public Company, and was a “40 Under 40” honoree in 2011. In 2018, Institutional Investor named him All-America Executive Team Best CEO in the semiconductor category. He also served as the Chairman of the Semiconductor Industry Association (SIA) in 2018.
Mr. Murphy earned a B.A. from Franklin & Marshall College, and is also a graduate of the Stanford Executive Program. He serves on the boards of directors of the SIA and Global Semiconductor Alliance.

Director Qualifications
●Technology Industry and Product Experience; Leadership, Management, and Strategy Experience: Chief Executive Officer of Marvell, management and executive positions with Maxim Integrated Products, Inc., and board membership at Global Semiconductor Alliance and Semiconductor Industry Association.

Pierre M. Omidyar Age: 52 Director Since: 1996 Committees: ●None	Other Public Company Boards: ●None
Experience
Mr. Omidyar is a philanthropist, technologist, and innovator. Mr. Omidyar founded eBay in September 1995 and has served as a Board member of eBay since May 1996, and as Chairman of the Board from May 1996 to July 2015. He served as a director of PayPal Holdings, Inc. from July 2015 to May 2017.
Mr. Omidyar and his wife Pam are active philanthropists, engaged in the philanthropic organizations of The Omidyar Group, a few of which include: Democracy Fund, HopeLab, Humanity United, Omidyar Network, Ulupono Initiative, and the recently launched Luminate, Flourish, Spero, and Imaginable Futures. In addition, Mr. Omidyar is co-founder and publisher of Civil Beat, a nonprofit news service dedicated to serving Hawaii’s public interest through investigative journalism. He is also the founder of First Look Media, a media company devoted to supporting independent voices, from fearless investigative journalism and documentary filmmaking to smart, provocative entertainment. Mr. Omidyar serves on the boards of trustees of the Omidyar-Tufts Microfinance Fund, Punahou School, and Santa Fe Institute.
Mr. Omidyar received his B.S. from Tufts University.

Director Qualifications
●Technology Industry and E-Commerce/Retail Experience: Technologist and innovator in e-commerce and retail.
●Leadership and Entrepreneurship: Founder of eBay, former director of PayPal Holdings, Inc., and founder of several innovative businesses, including Omidyar Network and First Look Media.

Paul S. Pressler Age: 63 Director Since: 2015 Committees: ●Compensation Committee (Chair) ●Corporate Governance and Nominating Committee	Other Public Company Boards: ●None
Experience
Mr. Pressler has been a senior advisor of Clayton, Dubilier & Rice, LLC, a private equity investment firm, since 2020. He previously served as partner at Clayton, Dubilier & Rice, LLC from 2009 to 2020. Before that, he served as Chairman of David’s Bridal, a retail company specializing in formalwear. He also served as Chairman of AssuraMed from 2010 to 2013 and SiteOne Landscape Supply, Inc. from to 2013 to 2017. Mr. Pressler served as President and Chief Executive Officer of The Gap, Inc. for five years, from 2002 to 2007. Before that, he spent 15 years in senior leadership roles with The Walt Disney Company, including Chairman of the global theme park and resorts division, President of Disneyland, and President of The Disney Stores.
Mr. Pressler currently serves on the board of directors of The DryBar, Inc., Wilsonart, Inc. and MOD Super Fast Pizza, LLC.
Mr. Pressler received his B.S. from the State University of New York at Oneonta.

Director Qualifications
●Investment/Finance Experience: Senior advisor and partner at private equity firm Clayton, Dubilier & Rice, LLC since 2009.
●Leadership, Management, Retail Industry and Strategy Experience: Former Chairman of David’s Bridal, Inc., Chairman of SiteOne Landscape Supply, Inc., Interim Chief Executive Officer of David’s Bridal, Inc., Chair of the board of AssuraMed Holding, Inc., President and Chief Executive Officer of The Gap, Inc., and 15 years in senior leadership at The Walt Disney Company, including President of The Disney Stores.

Robert H. Swan Age: 59 Director Since: 2015 Committees: ●Risk Committee (Chair)	Other Public Company Boards: ●Intel Corporation (since 2019)
Experience
Mr. Swan joined Intel Corporation (“Intel”), a multinational technology company, in 2016. He first served as Intel’s Executive Vice President and Chief Financial Officer, added interim CEO to his duties in June 2018 to January 2019 and has served as a director and CEO of Intel since January 2019. From 2015 to 2016, Mr. Swan served as an Operating Partner of General Atlantic, a leading global growth equity firm. From 2006 to 2015, Mr. Swan served as Senior Vice President, Finance, and Chief Financial Officer at eBay, where he oversaw all aspects of the Company’s finance function, including controllership, financial planning and analysis, tax, treasury, audit, mergers and acquisitions, and investor relations. Prior to eBay, Mr. Swan served as Chief Financial Officer at Electronic Data Systems Corp., TRW Inc., and Webvan Group, Inc. He also served as Chief Operating Officer and CEO of Webvan Group. He previously served on the board of directors of Applied Materials, Inc. from 2009 to 2016, and AppDynamics from 2016 to 2017.
Mr. Swan began his career at General Electric, where he spent 15 years in numerous senior finance roles, including divisional Chief Financial Officer for GE Transportation Systems, GE Healthcare Europe, and GE Lighting.
Mr. Swan received his B.S. from the University at Buffalo and his M.B.A. from the State University of New York at Binghamton.

Director Qualifications
●Investment/Finance and Transactions/M&A Expertise: Former Chief Financial Officer of Intel, eBay and Electronic Data Systems.
●Leadership, Management, and Strategy Experience; Technology Industry and E-Commerce/Retail Experience: Chief Executive Officer of Intel and executive roles at eBay, Intel, and Electronic Data Systems.

Thomas J. Tierney Age: 66 Director Since: 2003 ●Chairman of the Board Committees: ●Compensation Committee ●Corporate Governance and Nominating Committee	Other Public Company Boards: ●None
Experience
Mr. Tierney is Chairman and co-founder of The Bridgespan Group, a non-profit organization that collaborates with mission-driven leaders and organizations to help accelerate social impact, and he has been its Chairman of the Board since late 1999. From 1980 to 2000, he held various positions at Bain & Company, including serving as its CEO from 1992 to 2000.
Mr. Tierney currently serves on charitable boards, including The Hoover Institution and The Woods Hole Oceanographic Institution. He recently completed his term as chairman of the global board of The Nature Conservancy.
Mr. Tierney received his B.A. from the University of California at Davis and his M.B.A. from Harvard Business School.

Director Qualifications
●Policy and Leadership Experience: Social entrepreneur and non-profit leader. Frequent speaking engagements and publications on non-profit leadership and philanthropy. Chair of the Harvard Business School Initiative on Social Enterprise and member of Harvard Business School’s Dean’s advisory board.
●Management and Strategy Experience: Chairman of The Bridgespan Group and chief executive of Bain & Company. Over 35 years providing strategy and leadership consulting to CEOs across a range of industries.
●Management and Leadership Experience: Led Bain & Company through a highly successful turnaround.

Perry M. Traquina Age: 63 Director Since: 2015 Committees: ●Audit Committee ●Corporate Governance and Nominating Committee	Other Public Company Boards: ●Morgan Stanley (since 2015) ●The Allstate Corporation (since 2016)
Experience
Mr. Traquina is the former Chairman, Chief Executive Officer, and Managing Partner of Wellington Management Company LLP, a global investment management firm. Mr. Traquina held this position for a decade until his retirement from the firm in 2014. During his 34-year career at Wellington, he was an investor for 17 years and a member of the management team for the other half of his time at the firm.
Mr. Traquina received his B.A. from Brandeis University and his M.B.A. from Harvard University.

Director Qualifications
●Investment/Finance Experience: More than 34 years of leadership at Wellington Management Company LLP.
●Leadership and Management Experience: Former Chairman, CEO, and Managing Partner of Wellington Management Company LLP, and current service on boards of directors of Morgan Stanley and The Allstate Corporation.

Agreement with Elliott and Starboard

On February 28, 2019, we entered into separate agreements (collectively, the “Agreements”) with funds affiliated with Elliott Management Corporation (collectively, “Elliott”) and with Starboard Value LP and its affiliates (collectively, “Starboard”). The Agreements include provisions regarding various matters including, but not limited to, the appointment of directors, procedures for determining replacements for the newly appointed directors, voting commitments, “standstills” restricting certain conduct and activities during the periods specified in each Agreement, non-disparagement and other items that are addressed separately in each Agreement. A description of the Agreements and copies of the Agreements are included in a Form 8-K filed with the SEC on March 1, 2019.

Pursuant to the Agreements, Jesse Cohn was appointed to the Board on March 1, 2019, and Matthew Murphy was appointed to the Board on March 15, 2019.

Information Concerning Our Executive Officers

The following provides information regarding the Company’s current executive officers.

Jamie Iannone
Age: 47
Position: President and Chief Executive Officer
Biography
Mr. Iannone’s biography is set forth under the heading “Information Concerning Members of the Board” above.

Andy Cring
Age: 50
Position: Interim Chief Financial Officer
Biography
Mr. Cring has served eBay as Interim Chief Financial Officer since September 2019. Prior to that, he was eBay’s Vice President, Global Financial Planning, beginning in 2013. Before joining eBay, Mr. Cring was Senior Vice President for Global Financial Planning and Analysis at Yahoo! for three years and was in the Finance group at General Electric for 16 years.

Marie Oh Huber
Age: 58
Position: Senior Vice President, Legal Affairs, General Counsel and Secretary
Biography
Ms. Huber serves eBay as Senior Vice President, Legal Affairs, General Counsel and Secretary. She assumed her current role in July 2015. Prior to joining eBay, Ms. Huber spent 15 years at Agilent Technologies, a technology and life sciences company, most recently as Senior Vice President, General Counsel and Secretary.

Wendy E. Jones
Age: 54
Position: Senior Vice President, Global Customer Experience and Operations
Biography
Ms. Jones serves eBay as Senior Vice President, Global Customer Experience & Operations. She joined eBay in 2003 as Vice President, Customer Service for North America and Australia. She has held various other leadership roles at eBay over the years. Prior to joining eBay, Ms. Jones worked at State Street Bank, Land Rover NA, and for iSKY, Inc., in various leadership roles.

Jae Hyun Lee
Age: 56
Position: Senior Vice President, International
Biography
Mr. Lee serves eBay as Senior Vice President, International, leading eBay’s core Marketplaces’ international business outside the UK, Germany, France, Italy and Spain. He has served in that capacity since January 2020. Prior to this position, he served as General Manager, eBay Markets, beginning February 2019; Senior Vice President, EMEA, beginning August 2017; and Senior Vice President, Asia Pacific, leading that region for 12 years. Prior to joining eBay, Mr. Lee was CEO of Korea Thrunet Co. Ltd, a NASDAQ-listed broadband Internet service company and spent almost eight years at Boston Consulting Group with various roles all over the world.

Pete Thompson
Age: 51
Position: Senior Vice President, Chief Product Officer
Biography
Mr. Thompson has served eBay as Senior Vice President and Chief Product Officer since August 2019. Before that, he was Vice President for Alexa Voice Services at Amazon from October 2017. Prior to that, Mr. Thompson was Executive Vice President and Chief Operating Officer at TiVo from September 2016 and Vice President – Product at Sonos, Inc. from September 2015. Prior to Sonos, he spent more than 9 years at Microsoft in various positions.

Kristin Yetto
Age: 53
Position: Senior Vice President, Chief People Officer
Biography
Ms. Yetto serves eBay as Senior Vice President, Chief People Officer. She has served in that capacity since July 2015. She has been with eBay since March 2003 and has held a number of executive roles, most recently as Senior Vice President of Human Resources for eBay Marketplaces from March 2010 until July 2015. Prior to joining eBay, Ms. Yetto served as an HR Business Partner at Palm. Before Palm, Ms. Yetto was a Director of Global Services for Seagate Technology.

Family Relationships

There are no family relationships among any of our directors or executive officers.

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

Audit Committee

The Company has a separately-designated standing audit committee (the “Audit Committee”) established in accordance with Section 3(a)(58)(A) of the Exchange Act. Fred D. Anderson Jr., Adriane M. Brown and Perry M. Traquina are the members of the Audit Committee. Fred D. Anderson Jr. serves as the Chair of the Audit Committee. Each member of the Audit Committee is independent in accordance with the audit committee independence requirements of the listing rules of The Nasdaq Stock Market and the applicable rules and regulations of the SEC. Our Board has determined that Mr. Anderson is an “audit committee financial expert” as defined by the SEC.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis describes the compensation of our “named executive officers” (“NEOs”) for 2019:

Scott Schenkel	Andrew Cring	Jae Hyun Lee
Interim Chief Executive Officer (“Interim CEO”)(1)	Interim Chief Financial Officer (“Interim CFO”)(2)	Senior Vice President, International(3)

Pete Thompson	Kristin Yetto
Senior Vice President, Chief Product Officer(4)	Senior Vice President, Chief People Officer(5)

(1)

Mr. Schenkel served as Senior Vice President, Finance and Chief Financial Officer for a majority of the year. Effective as of September 24, 2019, in connection with Mr. Wenig’s departure as CEO, Mr. Schenkel served as the interim CEO until Mr. Iannone’s appointment on April 27, 2020 as CEO. Effective as of April 27, 2020, Mr. Schenkel assumed the role of Senior Advisor for a transition period commencing on April 27, 2020. His employment will terminate upon the conclusion of such transition period which is expected to end on June 19, 2020. Mr. Wenig is also a named executive officer due to his status as the CEO during a portion of 2019.

(2)

Mr. Cring served as Vice President, Global Financial Planning and Analysis for the majority of the year. Effective as of September 24, 2019, in connection with Mr. Schenkel’s appointment to interim CEO, Mr. Cring has served as the interim CFO. In this position, Mr. Cring leads all aspects of eBay’s finance, analytics, and information technology functions – including controllership, financial planning and analysis, tax, treasury, audit, mergers and acquisitions, and investor relations.

(3)

Mr. Lee served as Senior Vice President, General Manager, Markets until January 2020 when he was named Senior Vice President, International. In this role, Mr. Lee is responsible for leading eBay’s core Marketplaces’ international business outside the UK, Germany, France, Italy and Spain. He oversees a diverse portfolio of businesses: off-platform businesses in Korea, Japan and Turkey; our fourth largest on-platform business, in Australia; cross-border trade out of Greater China; and 180+ unsited markets in Asia, Latin America, Eastern Europe, the Middle East and Africa.

(4)

Mr. Thompson was hired in 2019 as Senior Vice President, Chief Product Officer. In this position, Mr. Thompson leads eBay’s product experience, where he is focused on making the shopping journey simple, personalized and discovery-based, while providing the enhanced tools and insights that help eBay sellers succeed.

(5)

Since 2015, Ms. Yetto serves as Senior Vice President, Chief People Officer. In this position, Ms. Yetto is responsible for all aspects of human resources across eBay, including business performance, talent development and acquisition, learning and development, compensation, benefits, HR shared services, and people tools and technologies.

Our Compensation Program

The goals of our executive compensation program are to:

✓	align compensation with our business objectives, performance and stockholder interests,
✓	motivate executive officers to enhance short-term results and long-term stockholder value,
✓	position us competitively among the companies against which we recruit and compete for talent, and
✓	enable us to attract, reward and retain executive officers and other key employees who contribute to our long-term success.

We achieve these objectives primarily by employing the following elements of pay for our executive officers: (1) equity awards, both restricted stock unit (“RSU”) and performance-based restricted stock unit (“PBRSU”) grants under the eBay Inc. 2008 Equity Incentive Award Plan, (2) an annual bonus program (the “eBay Incentive Plan or eIP”); and (3) base salary.

Introduction

This Compensation Discussion and Analysis is presented as follows:

Elements of Our Executive Compensation Programs provides a description of our executive compensation practices, programs, and processes.
2019 NEO Target Compensation discusses how we use the elements of compensation program to achieve our target pay mix.
2019 Compensation Decisions explains executive compensation decisions made for our executive officers for 2019.

Further Considerations for Setting Executive Compensation discusses the role of the Company’s compensation consultant, peer group considerations, and the impact of accounting and tax requirements on compensation.

Severance and Change in Control Arrangements with Executive Officers and Clawbacks discusses the Company’s severance and change in control plans and other arrangements with executive officers.

To achieve our executive compensation goals, we have three principal components of our executive compensation program: equity compensation (the “eBay Inc. 2008 Equity Incentive Award Plan”), an annual cash incentive (the “eBay Incentive Plan”), and base salary. We seek to ensure that total compensation for our executive officers is heavily weighted to variable, performance-based compensation by delivering a majority of compensation in the form of PBRSUs and annual cash incentives.

Elements of Our Executive Compensation Program

The following chart provides a summary of the elements of our 2019 executive compensation program.

Compensation Elements	Performance Metrics	Performance and Vesting Periods	Rationale
Base Salary	●Assessment and Target Positioning Strategy	●N/A	●Rewards executives’ current contributions to the Company ●Reflects the scope of executives’ roles and responsibilities
Annual Cash Incentive Awards

Threshold company performance measures:

●FX-neutral revenue (threshold)
●Non-GAAP net income (threshold)

If BOTH thresholds are met, then payout based on

●Total non-GAAP net income (75%)
●Individual performance (25%)
		●Annual	●Aligns executive compensation with annual Company and individual performance ●Motivates executives to enhance annual results

Equity Incentive Awards	Time-based RSUs: N/A PBRSUs: ●FX-neutral revenue ●Non-GAAP operating margin dollars ●Return on invested capital (modifier) ●Payments (modifier)

Time-based RSUs:

●Quarterly vesting over a four-year period subject to continued employment

PBRSUs:

●For CEO and CFO: 100% PBRSU awards granted will vest more than 14 months following the end of the applicable two-year performance.
●For other NEOs: One-half of the PBRSUs vest in March following the end of the applicable performance period, and the other half of the award vests in March of the following year, more than 14 months following the completion of the performance period.

Mr. Cring is not eligible for the PBRSU program due to his position as a VP.

●Aligns executive incentives with the long-term interests of our stockholders
●Positions award guidelines at target level with the median of the market levels paid to peer group executives
●Recognizes individual executive’s recent performance and potential future contributions
●Retains executives for the long term
●Provides a total compensation opportunity with payouts varying based on our operating and stock price performance

We chose a mix of equity and cash compensation vehicles to compensate executive officers based on sustainable long-term value drivers of Company performance over one- and multi-year periods (and, in the case of certain monthly performance bonuses to Messrs. Schenkel and Cring, during their interim service) and individual contributions to the Company.

Our executive officers were also eligible to receive a comprehensive set of benefits:

●	Health and welfare benefits plans;
●	Employee stock purchase plan;
●	Limited use of the corporate airplane (CEO and CFO only; with reimbursement required by the CFO and voluntarily provided by the CEO). Both Mr. Schenkel and Mr. Cring are authorized to use the corporate airplane in their interim CEO and CFO positions, respectively, subject to the same principles described in the preceding sentence.
●	Broad-based 401(k) retirement savings plan and a VP and above deferred compensation plan (each plan is available to U.S.- based employees only); and
●	Certain other limited perquisites.

We provide certain executive officers with limited perquisites and other personal benefits not available to all employees that we believe are reasonable and consistent with our overall compensation program and philosophy. These benefits are provided to enable the Company to attract and retain these executive officers. We periodically review the levels of these benefits provided to our executive officers.

The Compensation Committee encouraged Mr. Wenig (and Mr. Schenkel in the interim CEO position) to use the corporate airplane for personal travel to reduce possible security concerns where relevant. Prior to his appointment to interim CEO and in his CFO role, Mr. Schenkel’s access to the corporate airplane was limited to 20 hours of personal use, subject to Mr. Schenkel fully reimbursing the Company for the incremental costs associated with such use. The Company does not grant bonuses to cover, reimburse, or otherwise “gross-up” any income tax owed for personal travel on the corporate airplane.

2019 NEO Target Compensation

When making compensation decisions for our NEOs, the Compensation Committee evaluated each individual based on his or her leadership, competencies, innovation, and both past and expected future contributions toward the Company’s financial, strategic, and other priorities. The Company’s performance was reflected in our executive compensation program, holding leadership accountable for Company performance.

Incentive Compensation

Long-Term Equity Awards. The value of annual equity awards is determined within guidelines that the Compensation Committee approves on an annual basis for each position. These guidelines are based on our desired pay positioning relative to companies with which we compete for talent. The midpoint of the guidelines, or the median target award, reflects the 50th percentile of the competitive market.

In 2019, the Compensation Committee approved equity award guidelines by position based on the following:

●	equity compensation practices of technology companies in our peer group, as disclosed in their public filings (see page 35 for our 2019 peer group), and
●	equity compensation practices for comparable technology companies that are included in proprietary third-party surveys.

The Compensation Committee is also cognizant of dilution resulting from equity compensation, and so it carefully considers share usage each year and sets an upper limit on the number of shares that can be used for equity compensation, including awards to executive officers and the overall employee population.

Each executive officer’s individual contribution and impact, projected level of contribution and impact in the future, and competitive positioning are considered when determining individual awards. The retention value of current year awards and the total value of unvested equity from previous awards are also considered. The individual awards can be higher or lower than the median target award by an amount ranging from zero to three times the median target award.

Based on its assessment, the Compensation Committee approved individual compensation arrangements for each NEO based on the factors and guidelines described above and in this section.

Annual Cash Incentive. The Compensation Committee also assesses annual cash incentive award opportunities against data from public filings of our peer group companies and general industry data for comparable technology companies that are included in proprietary third-party surveys, and it approves target annual cash incentive opportunities for our NEOs at approximately the 50th percentile based on that data. We review market data annually, and periodically adjust incentive opportunities to the extent necessary where our practices are inconsistent with such market data.

Base Salary

Assessment and Target Positioning Strategy. We review market data annually and approve each executive officer’s base salary for the year. Increases, if any, generally become effective on or around April 1st of the year. We assess competitive market data on base salaries from public filings of our peer group companies and general industry data for comparable technology companies that are included in proprietary third-party surveys. When considering the competitive market data, we also recognize that the data is historical and does not necessarily reflect those companies’ current pay practices. We assess each executive officer’s base salary against the 50th percentile of the salaries paid to comparable executives at peer group companies and also consider individual performance, levels of responsibility, expertise, and prior experience in our evaluation of base salary adjustments.

Determining 2019 Target Annual Compensation for our CEO

Mr. Schenkel, Interim CEO

At Mr. Schenkel’s appointment as the interim CEO, the Compensation Committee focused on incentivizing Mr. Schenkel for leading the Company during this transition while remaining committed to the philosophy of tying compensation to Company performance.

In determining Mr. Schenkel’s compensation as the interim CEO, the Compensation Committee determined that a monthly performance bonus was appropriate in order to bring his cash compensation in line with that of the CEO position. Prior to his appointment, Mr. Schenkel’s salary was determined at a level appropriate for his role as the CFO in accordance with the methodology described below for NEOs other than the CEO. The Compensation Committee also determined that supplemental 2019-2020 PBRSU and RSU grants were necessary and appropriate to further compensate Mr. Schenkel for the additional responsibilities of the CEO position.

Mr. Wenig, Former CEO

Prior to Mr. Wenig’s departure, the Compensation Committee sought to link Mr. Wenig’s compensation with the sustainable long-term performance of the Company. The Compensation Committee considered many factors in setting the various components of Mr. Wenig’s compensation, including factors such as execution against long-term strategic plans and innovation and execution across eBay’s platforms. The Compensation Committee reviewed and approved the salary, target annual cash incentive award, and value of equity awards for Mr. Wenig considering available market data as well as Company and individual performance.

Name	2019 Base Salary		Year- Over-Year Change for Base Salary ($)	2019 Target Annual Cash Incentive Award	Year-Over- Year Change for Target Annual Cash Incentive Award ($)	2019 Target Value of Equity Awards ($)		Year-Over- Year Change for Target Value of Equity Awards ($)
Mr. Schenkel	$750,000	(1)	No Change	100%	No Change	$13,460,000	(2)	73%
Mr. Wenig	$1,000,000		No Change	200%	No Change	$10,850,000		-30%
(1)	The amount does not include monthly performance bonuses.
(2)	The amount includes a special grant of RSUs in the amount of $4,000,000 and a special grant of PBRSUs in the amount of $4,000,000 in recognition of the additional responsibilities of the Interim CEO position.

Summary of Target Value of Equity Awards, Target Cash Incentive Award, and Salary for other NEOs

The Compensation Committee considered many factors in approving the various components of the other NEOs’ compensation, including those set forth below. In evaluating performance against these factors, the Compensation Committee assigned no specific weighting to any one of the factors, instead evaluating individual performance in a holistic manner.

●	Performance against target financial results for the NEO’s business unit or function
●	Defining business unit or function strategy and executing against relevant goals
●	Recognition of the interconnection between the eBay business units and functions and the degree to which the NEO supported and drove the success of other business units or functions and the overall business
●	Driving innovation and execution for the business unit or function
●	Organization development, including hiring, developing, and retaining the senior leadership team of the business unit or function
●	Achievement of strategic or operational objectives, including control of costs in an environmentally and socially responsible manner

The Compensation Committee reviewed and approved the target value of equity awards, target annual cash incentive award, and salary for our NEOs based on available market data as well as Company and individual performance.

The Compensation Committee approved a salary increase for Ms. Yetto in order to remain competitive with current market conditions. The Compensation Committee determined that the other NEOs’ target annual cash incentive awards remained competitive without an increase and that their overall cash compensation was consistent with creating an ownership culture by focusing the compensation mix on equity rather than cash. The Committee determined annual equity awards based on delivery against business metrics, financial targets and Company-level leadership.

The Compensation Committee limits the use of out-of-cycle compensation for executive officers to extraordinary circumstances only. In addition to the annual awards and the supplemental grant to Mr. Schenkel described above, two of our NEOs, Mr. Cring and Ms. Yetto, received additional equity grants. Mr. Cring received an RSU grant related to the additional responsibilities of his interim CFO role. Ms. Yetto received a 2019-2020 PBRSU grant and an RSU grant to recognize the critical nature of her role as Chief People Officer in the portfolio and operational review initiatives.

The following table shows the compensation arrangements for our other NEOs:

Name	2019 Base Salary		Year- Over-Year Change for Base Salary ($)		2019 Target Annual Cash Incentive Award	Year-Over- Year Change for Target Annual Cash Incentive Award ($)	2019 Target Value of Equity Awards ($)		Year-Over- Year Change for Target Value of Equity Awards ($)
Mr. Cring	$440,000	(1)	N/A	(2)	55%	N/A(2)	$4,400,000	(3)	N/A	(2)
Mr. Lee	$675,000	(4)	No Change		75%	No Change	$4,250,000	(5)	-15%
Mr. Thompson	$625,000		N/A	(6)	65%	N/A(4)	$8,000,000	(5)(7)	N/A	(4)
Ms. Yetto	$675,000		N/A	(8)	75%	N/A(7)	$6,150,000	(5)(9)	N/A	(7)
(1)	Does not include monthly performance bonuses.
(2)	Mr. Cring was not an NEO for fiscal year 2018.
(3)	Reflects 100% RSUs since Mr. Cring is not eligible for the PBRSU program due to his position as a VP. The amount also includes a special grant of RSUs in the amount of $3,000,000 in recognition of the additional responsibilities of the Interim CFO position.
(4)	Mr. Lee’s base salary is reported in U.S. dollars on an FX-neutral basis.
(5)	For the PBRSU portion of the award, if performance targets are met, 50% of the achieved portion of the award will vest on March 15, 2020 and the remaining 50% of the achieved portion of the award will vest on March 15, 2021.
(6)	Mr. Thompson was hired in July 2019 and therefore was not an NEO for fiscal year 2018.
(7)	Mr. Thompson received a new hire grant of $1,600,000 in RSUs and $2,400,000 in PBRSUs in accordance with the Company’s 2019 allocation of 60% PBRSUs and 40% RSUs. Mr. Thompson also received a supplemental grant of RSUs in the amount of $4,000,000.
(8)	Ms. Yetto was not an NEO for fiscal year 2018.
(9)	In addition to the annual focal equity award, on October 15, 2019, Ms. Yetto received a special grant of PBRSUs for the 2019-2020 performance period in the amount of $1,500,000 and a special grant of RSUs in the amount of $1,500,000.

2019 Incentive Compensation Decisions

Our executive compensation program is highly performance-based, with payouts under the program dependent on meeting financial and operational targets over designated performance periods. For 2019, we selected financial metrics and targets that the Compensation Committee believes incentivize our management team to achieve our strategic objectives and drive the Company’s financial performance and long-term stock performance, including FX-neutral revenue, non-GAAP operating margin dollars, return on invested capital, payment intermediation usage and non-GAAP net income. As mentioned above, we made one-time equity grants to Mr. Schenkel and Mr. Cring in recognition of the increased responsibilities inherent to their new roles. On October 15, 2019, Mr. Schenkel received grants of $4,000,000 in RSUs vesting over four years on a quarterly basis and a grant of $4,000,000 in PBRSUs for the 2019-2020 performance period. On October 15, 2019, Mr. Cring received a grant of $3,000,000 in RSUs vesting over four years on a quarterly basis. In addition, we made a one-time grant to recognize the critical nature of Ms. Yetto’s role as Chief People Officer in the portfolio and operational review initiatives. On October 15, 2019, Ms. Yetto received a grant of PBRSUs for the 2019-2020 performance period in the amount of $1,500,000 and a grant of RSUs in the amount of $1,500,000 vesting over four years on a quarterly basis.

2019 Long-Term Equity Incentive Awards

In general, the formula used to allocate the annual equity awards is as follows:

In 2019, our NEOs received equity-related compensation as part of the Company’s standard annual equity award.

PBRSU Program

The PBRSU Program is a key component of the annual equity compensation for each executive officer. At the beginning of each performance period, executive officers receive PBRSU grants that are subject to performance- and time-based vesting requirements.

Performance Period and Vesting

Each PBRSU cycle has a two-year performance period. The performance goals for each cycle are approved by the Compensation Committee at the beginning of the performance period. Each executive officer is awarded a target number of shares subject to the PBRSU award at the beginning of the performance period.

If the Company’s actual performance exceeds or falls short of the target performance goals, the actual number of shares subject to the PBRSU award will be increased or decreased formulaically.

Under the PBRSU program, under which PBRSUs are awarded to executives at the level of Senior Vice President and above, 100% of any PBRSU awards granted to the CEO and CFO will vest, if at all, more than 14 months following the end of the applicable two-year performance period. This provision subjects 100% of the CEO and CFO PBRSU awards to at least three years of stock price volatility before the shares vest. For all SVPs other than the CEO and CFO, one-half of the PBRSUs vest in March following the end of the applicable performance period, and the other half of the award vests in March of the following year, more than 14 months following the completion of the performance period. The Compensation Committee believes that the post-performance-period vesting feature of the PBRSUs provides an important mechanism that helps to retain executive officers and align their interests with long-term stockholder value.

PBRSU Timeline

*	Mr. Cring is not eligible for the PBRSU program due to his position as a VP.

Performance Measures and Rationale

As discussed above, the number of shares subject to a target PBRSU award are adjusted based on whether the Company’s actual performance exceeds or falls short of the target performance goals for the applicable performance period.

The following table outlines the performance measures for the 2018-2019 and 2019-2020 performance periods and the rationale for their selection.

Performance Measures	FX-neutral revenue(1) Non-GAAP operating margin dollars(2) Return on invested capital (modifier) Payments (modifier)(3)
Rationale

The Compensation Committee believes these measures are key drivers of our long-term business success and stockholder value, and are directly affected by the decisions of the Company’s management.

Both FX-neutral revenue and non-GAAP operating margin dollars measures are used to help ensure that leaders are accountable for driving profitable growth, and making appropriate tradeoffs between investments that increase operating expense and future growth in revenue.

The return on invested capital modifier is used to hold leaders accountable for the efficient use of capital.

Beginning with the 2018-2019 PBRSU cycle, we added a Payments component to the modifier element of the PBRSU Program design. This Payments modifier was used to incentivize the senior leadership team to work cross-functionally on a critical growth initiative and profit driver that impacts multiple areas of the business. Given the importance of the success of the Payments initiative to the Company’s success generally, as well as the priority placed on this initiative in the Company’s operational strategy for 2018 and 2019, our Compensation Committee determined that payout of PBRSUs for the 2018-2019 cycle should be subject to achievement in growing the use of our intermediation platform, as well as our existing Company financial performance metrics. The Payments modifier was also included for the 2019-2020 PBRSU cycle, but has been removed from the 2020-2021 PBRSU calculation as we believe, given the success and growth of the platform, that the other metrics will now accurately capture the performance of the Payments business.

Targets

The two-year performance targets are generally set in a manner consistent with the current year budget and multi-year strategic plan.

At the time the performance targets were set, the target goals were designed to be achievable with strong management performance, while the maximum goals were designed to be very difficult to achieve.

(1)	Calculated on a fixed foreign exchange basis.
(2)	Non-GAAP operating margin dollars excludes certain items, primarily stock-based compensation expense and related employer payroll taxes, amortization of acquired intangible assets, impairment of goodwill, separation expenses, and certain one-time gains, losses and/or expenses.
(3)	Applicable only to the 2018-2019 and 2019-2020 PBRSU cycles. Measures performance based on market launch thresholds and then percentage of intermediated GMV.

Calculation Mechanics

2018-2019 and 2019-2020 PBRSU Cycles*. Shares that vest under the 2018-2019 and 2019-2020 PBRSU awards reflect the potential impact of the Payments modifier. The shares that vest will be 0% to 340% of the initial grant for the 2018-2019 performance period and 0% to 330% for the 2019-2020 performance period, based on eBay’s FX-neutral revenue, non-GAAP operating margin dollars, and return on invested capital and Payments modifiers, with the calculation as set forth below:

FX-neutral revenue Payout %	+	Non-GAAP operating $ margin Payout %	×	ROIC Modifier and Payments Modifier Payout %	=	Total Payout %

		Total Payout %	×	Target Shares Awarded	=	Total Shares Earned (subject to additional vesting periods)

	March 15, 2020 50% vesting for all NEOs except CEO and CFO		March 15, 2021 100% vesting for CEO and CFO; 50% vesting for all other NEOs
*	Mr. Cring is not eligible for the PBRSU program due to his position as a VP.

To receive any shares subject to a PBRSU award, at least one of the FX-neutral revenue or non-GAAP operating margin dollars minimum performance thresholds must be met. Each of the minimum performance thresholds are independent and, if any of the FX-neutral revenue or non-GAAP operating margin dollar performance thresholds are met, the award is adjusted with respect to that performance measure in accordance with the percentages outlined in the illustration below. If the minimum performance threshold for either FX-neutral revenue or non-GAAP operating margin dollars is not met, then no shares are awarded for that performance measure. The Compensation Committee may approve adjustments to the calculations of the performance measures due to material events not contemplated at the time the targets were set (such as major acquisitions or unusual or extraordinary corporate transactions, events, or developments) and the Compensation Committee may apply negative discretion to reduce the payout levels of the awards.

2018-2019 PBRSU Cycle Performance and Shares Earned

The following graphs show the goals and results achieved for the 2018-2019 performance period:

	Threshold	Target	Maximum
Foreign-exchange neutral (FX-neutral) revenue ($ billions)
Non-GAAP operating margin dollars ($ billions)
Return on Invested Capital (%) Modifier
Payments Modifier

FX-neutral revenue Payout % 65%	+	Non-GAAP operating $ margin Payout % 55%	×	ROIC Modifier and Payments Modifier Payout % 144%	=	Total Payout % 86%

For the 2018-2019 performance period, actual awards under the PBRSU Program could range from 0% to 340% of the target awards. Based on the Company’s financial performance during the 2018-2019 performance period, the actual PBRSU awards were 86% of target and our NEOs received the following awards:

Total Payout %	×	Target Shares Awarded	=	Total Shares Earned (subject to additional vesting periods)

Name	Percentage of Target	Target Shares	Shares Awarded for 2018-2019 Performance Cycle	Vesting Schedule
Mr. Schenkel	86%	108,124	92,987	100% on March 15, 2021
Mr. Cring*	N/A	N/A	N/A	N/A
Mr. Lee	86%	69,310	59,607	50% on March 15, 2020; 50% on March 15, 2021
Mr. Thompson**	N/A	N/A	N/A	N/A
Ms. Yetto	86%	62,379	53,646	50% on March 15, 2020; 50% on March 15, 2021
Mr. Wenig***	N/A	231,114	N/A	N/A
*	Mr. Cring is not eligible for our PBRSU program due to his position as VP.
**	Mr. Thompson was hired in July 2019 and therefore, did not participate in the 2018-2019 PBRSU cycle.
***	In accordance with the terms of the Mr. Wenig’s Letter Agreement dated September 29, 2014, his 2018-2019 PBRSU award was deemed earned prior to his separation date assuming achievement of target performance during the 2018-2019 performance period, and as such 231,114 shares were made payable to him in a cash lump sum, using certain value assumptions.

Mr. Cring is not eligible for the PBRSU program due to his position as a VP.

Time-Based RSUs

Each executive officer receives a portion of his or her annual equity award as a grant of RSUs that vest on a quarterly basis over a four-year period subject to continued employment. For newly hired executive officers, 25% of the initial grant of RSUs vest on the first anniversary of the date of grant and the remainder vest on the quarterly schedule. This vesting schedule is aligned with market practice and helps enable the Company to remain competitive in attracting talent.

2019 Annual Cash Incentive Awards (the eBay Incentive Plan)

Plan Design

The eBay Incentive Plan (“eIP”) is a broad-based short-term cash incentive plan. The Compensation Committee has set an annual performance period under the plan.

In the first quarter of the year, the Compensation Committee approves Company performance measures based on business criteria and target levels of performance. After the end of each year, the Compensation Committee approves the actual performance against the Company financial performance measures to determine the payout percentage for that portion of the annual cash incentive plan.

Performance Measures and Rationale

The following table provides information on the Company performance measures set in 2019 and rationale for their selection:

Performance Measures(1)	Rationale	Target
Company financial performance measure
FX-neutral revenue (threshold)

The Compensation Committee believes that a minimum revenue threshold should be met before any cash incentive is paid. Once the minimum revenue threshold has been met, the Company financial performance component of the annual cash incentive payment is paid based on results in relation to the non-GAAP net income goal.

Targets are set based primarily on the Company’s Board-approved budget for the year.
Non-GAAP net income(2)

Non-GAAP net income is the key measure of short- and intermediate-term results for the Company given that it can be directly affected by the decisions of the Company’s management and provides the most widely followed measure of financial performance.

Targets are set based primarily on the Company’s Board-approved budget for the year.
Individual measure
Individual performance

The Compensation Committee believes that a portion of the compensation payable under this plan should be differentiated based on individual performance for which a review is conducted at the end of the year.

●CEO’s assessment of the individual performance of the executive officers who are his direct reports.
●In making its determination of the individual performance of each executive officer, the Compensation Committee does not give any specific weighting to individual goals.
●A downward modifier to individual performance is applied if the Company fails to achieve target performance, regardless of individual goal achievement.

(1)

Both minimum FX-neutral revenue and minimum non-GAAP net income performance thresholds must be met in order for there to be any incentive payout based on Company performance or individual performance, with the payout level for Company financial performance component based on the amount of non-GAAP net income.

(2)

Non-GAAP net income excludes certain items, primarily stock-based compensation expense and related employer payroll taxes, amortization or impairment of acquired intangible assets, impairment of goodwill, amortization of the deferred tax asset associated with the realignment of the Company’s legal structure and related foreign exchange effects, significant gains or losses and transaction expenses from the acquisition or disposal of a business and certain gains or losses on investments. Non-GAAP net income is calculated quarterly, is publicly disclosed as part of our quarterly earnings releases, and is a basis of third-party analysts’ estimates of the Company’s results.

Calculation Mechanics
The plan is designed to support a tight link between Company performance and any incentive payouts. The annual cash incentives payable for 2019 had both a FX-neutral revenue threshold and a non-GAAP net income minimum performance threshold. Unless both of these minimum performance thresholds are met, there is no incentive payout. If both minimum performance thresholds are met, the Company uses total non-GAAP net income to determine the payout percentage of the Company financial performance component of the annual cash incentive.

The following table shows the threshold, target, and maximum payout percentage for non-GAAP net income:

	Threshold	Target	Maximum
Non-GAAP net income

Additionally, if the minimum performance thresholds are met, 75% of executive officers’ payouts under the plan are based on the Company’s performance as described above. To facilitate differentiation based on individual performance, the remaining 25% of awards are generally based on individual performance. As discussed in more detail below, the Compensation Committee considers many factors in determining the CEO’s individual performance, but does not assign specific weighting to these factors. The CEO partners with the Compensation Committee to similarly assess the individual performance of the other executive officers. Consistent with our commitment to aligning executive compensation with Company performance, in circumstances (such as 2018) where the Company’s financial performance is above its minimum performance threshold and below the target performance threshold, a modifier is applied to the individual performance component to reduce it proportionately based on the Company financial performance component.

In 2019, the FX-neutral revenue threshold and a non-GAAP net income minimum performance threshold were met. The non-GAAP net income exceed target performance resulting in a payout of 122%.

Individual Performance
With respect to individual performance, our CEO presents the Compensation Committee with his assessment of the individual performance of the executive officers who are his direct reports and recommends a bonus payout percentage for the individual performance component of the annual incentive plan based on his assessment. The Compensation Committee reviews his assessments and payout recommendations and makes a subjective determination of the level of individual performance and payouts for each of those executive officers. In addition, the Compensation Committee (with input from the Chairman of the Board and other independent members of the Board) makes a subjective determination of the individual performance of the CEO. In making its determination of the individual performance of each executive officer, the Compensation Committee does not give any specific weighting to individual goals. In addition, as described above, when the Company fails to achieve target performance, the Compensation Committee applies a downward modifier to individual performance regardless of individual goal achievement in order to take a more holistic approach to assessing performance.

2019 Performance and Payouts

The following graphs show the goals and results achieved for the 2019 performance period:

	Threshold	Target	Maximum
FX-neutral revenue ($ billions)
Non-GAAP net income ($ billions)

The performance goals for the 2019 performance period were set in early 2019 based primarily on the Company’s budget for the year. The performance goal for FX-neutral revenue is a minimum revenue threshold that must be met for the annual cash incentive payment to be paid based on actual results in relation to the non-GAAP net income performance goals.

In early 2020, as part of its review of the Company’s financial performance against the annual cash incentive plan targets and in accordance with its authority under the cash incentive plan, the Compensation Committee considered whether the impact of any significant corporate events not contemplated at the time the targets were set should lead to an adjustment of any of the performance results. The Compensation Committee determined that it was appropriate to adjust non-GAAP net income for certain unanticipated legal changes, portfolio review advisor costs, higher and accelerated capital returns, which, on a net basis, resulted in an upward adjustment to the net income achievement. The Company financial performance component was paid at 122% of target for participants at or above the director level, including all NEOs.

The Compensation Committee reviewed Mr. Schenkel’s performance for the purpose of determining the individual portion of his 2019 annual cash incentive award, with input from the entire Board. The Compensation Committee considered the factors listed above when assessing Mr. Schenkel’s individual performance. Mr. Schenkel’s individual component of the annual cash incentive was established at 150% of target. Mr. Schenkel’s total earned annual incentive award for 2019, including the Company financial component and the individual component, was 129% of target.

For the other NEOs, the individual performance component was recommended by Mr. Schenkel based on his assessment of each person’s performance using the factors described above, and was reviewed and approved by the Compensation Committee. The total earned annual incentive award as a percentage for 2019 for each of our NEOs was paid at between 113% and 129% of target as follows:

Name	Annual Cash Incentive Target as Percentage of Base Salary	Annual Cash Incentive Award for 2019		Company Performance Payout %	Performance Payout as % of Target
Mr. Schenkel	100%	$967,450		122%	129%
Mr. Cring	55%	$312,180		122%	129%
Mr. Lee	75%	$567,864		122%	113%
Mr. Thompson	65%	$182,031		122%	117%
Ms. Yetto	75%	$616,781		122%	129%
Mr. Wenig	200%	$1,819,192	*	122%	117%
*

In accordance with Mr. Wenig’s letter agreement dated September 29, 2014, his eIP payout was based on the actual performance of the Company for the full year (and did not take into account any individual performance factors), but prorated for the time that he was employed during 2019.

Further Considerations for Setting Executive Compensation

Role of Consultants in Compensation Decisions

Pay Governance LLC (“Pay Governance”) serves as the Compensation Committee’s independent compensation consultant. It provides the Compensation Committee with advice and resources to help the Compensation Committee assess the effectiveness of the Company’s executive compensation strategy and programs. Pay Governance reports directly to the Compensation Committee, and the Compensation Committee has the sole power to terminate or replace Pay Governance at any time.

As part of its engagement, the Compensation Committee has directed Pay Governance to work with our Senior Vice President, Chief People Officer and other members of management to obtain information necessary for Pay Governance to form recommendations and evaluate management’s recommendations to the Compensation Committee. Pay Governance also meets with the Compensation Committee during its regular meetings, in executive session (where no members of management are present), and with the Compensation Committee chair and other members of the Compensation Committee outside of the Compensation Committee’s regular meetings. As part of its engagement in 2019, Pay Governance provided a market overview of executive compensation, evaluated the Company’s peer group composition, evaluated compensation levels at the peer group companies, assessed and proposed equity and cash compensation guidelines for various executive job levels, assessed compensation for the Company’s executive officers, advised on the framework for the Company’s long-term incentive awards, and assessed Board compensation. Pay Governance also provided guidance to the Committee with respect to the leadership transition. Pay Governance does not provide any other services to the Company.

Compensation Consultant Conflict of Interest Assessment

The Compensation Committee recognizes that it is essential to receive objective advice from its compensation advisors. To that end, the Compensation Committee closely examines the procedures and safeguards that its compensation advisor takes to ensure that its services are objective. The Compensation Committee has assessed the independence of Pay Governance pursuant to SEC rules and concluded that Pay Governance’s work for the Compensation Committee does not raise any conflict of interest.

Peer Group Considerations

To set total compensation guidelines, we review market data of companies that are comparable to eBay and that we believe compete with eBay for executive talent, business, and capital. We review both specific data from peer group companies’ public filings and general industry data for comparable technology companies that are included in proprietary third party surveys. We believe that it is necessary to consider this market data in making compensation decisions to attract and retain talent. We also recognize that, at the executive level, we compete for talent against larger global companies, as well as smaller, non-public companies.

To assess whether the peer group continues to reflect the markets in which we compete for executive talent, the Compensation Committee reviews and approves the peer group each year with the assistance of its compensation consultant. In deciding whether a company should be included in the peer group, the Compensation Committee generally considers the following screening criteria:

●	revenue;
●	market value;
●	historical growth rates;
●	primary line of business;
●	whether the company has a recognizable and well-regarded brand; and
●	whether we compete with the company for talent.

For each member of the peer group, one or more of the factors listed above was relevant to the reason for inclusion in the group, and, similarly, one or more of these factors may not have been relevant to the reason for inclusion in the group.

The Compensation Committee evaluates the Company’s peer group on an annual basis. The peer group consisted of the following companies for 2019:

Adobe Inc.	Expedia Group, Inc.	PayPal Holdings, Inc.
Alphabet Inc.	Facebook, Inc.	salesforce.com, Inc.
Amazon.com, Inc.	Intel Corporation	Symantec Corporation
Booking Holdings Inc.	Intuit Inc.	Twitter, Inc.
Cisco Systems, Inc.	Microsoft Corporation
Electronic Arts Inc.	Netflix, Inc.

Severance and Change in Control Arrangements with Executive Officers and Clawbacks

The objective of our severance and change in control arrangements described below is to provide fair and reasonable severance that will also serve as a retention incentive for those impacted by a change in control or similar transactions. We believe that these protections help the Company attract and retain highly talented executive officers.

Mr. Wenig separated from the Company on September 24, 2019, and was paid severance pursuant to a separation agreement between him and the Company dated September 24, 2019 and the letter agreement between Mr. Wenig and the Company dated September 29, 2014 (collectively, the “Wenig Separation Arrangements”). Pursuant to the Wenig Separation Arrangements, in exchange for Mr. Wenig’s execution and non-revocation of a release of claims in favor of the Company, Mr. Wenig became entitled to severance payments. For more information about the Wenig Separation Arrangements, please see the Executive Compensation Tables included in this Form 10-K/A.

Jamie Iannone was appointed CEO effective April 27, 2020 as disclosed in our Current Report on Form 8-K filed with the SEC on April 13, 2020. The details of his appointment are included therein.

Severance Arrangements Outside a Change in Control

The Company’s SVP and Above Standard Severance Plan (“SVP and Above Severance Plan” or “Standard Severance Plan”), which covers each officer employed as a senior vice president or in a more senior position, provides severance protection outside of a change in control period if a participant is terminated without cause and signs and does not revoke a waiver of claims against the Company. Mr. Thompson and Mr. Lee participate in the SVP and Above Severance Plan. Since Mr. Cring is at the VP level, he is eligible to participate in the Company’s VP Standard Severance Plan (“VP Severance Plan”), which also provides severance protection outside of a change in control period. Under the VP Severance Plan, if a participant is terminated without cause and signs and does not revoke a waiver of claims against the Company, then he is entitled to a lump sum payment of one-half of target cash incentive (i.e., one-half of annual salary and one-half of target eIP payment) and an amount equal to 4 months of COBRA coverage. In addition, the participant would also receive a prorated eIP payment based on actual Company performance and target individual performance for the year in which the termination occurs and one-half of the value of the equity that would have vested in the 12 month period after the termination date (as if the participant had remained employed).

Mr. Schenkel and Ms. Yetto do not participate in the SVP and Above Severance Plan. Mr. Schenkel and Ms. Yetto entered into offer letters with the Company in 2014 and 2015, respectively, in connection with their appointments to the leadership team on or about the time of the separation of PayPal Holdings, Inc. Each offer letter provides for certain severance benefits if there is a termination without cause or resignation for good reason not in connection with a change in control, and if the applicable executive signs and does not revoke a waiver of claims against the Company.

Under the terms of Mr. Lee’s offer letter entered into in connection with his appointment to his role of Senior Vice President, General Manager, Markets (which is still effective in his new role as SVP, International), Mr. Lee is entitled to receive a separation payment in the event he voluntarily terminates his employment with the Company. This separation payment is intended to replicate benefits offered under a retirement program in which Mr. Lee formerly participated when he was employed with the Company in Korea. The benefit is equal to three times his average monthly salary multiplied by his years of service since January 1, 2013. Should the Company terminate Mr. Lee’s employment for reason other than cause, Mr. Lee is entitled to benefits under the Standard Severance Plan. Mr. Lee’s offer letter also includes any non-competition restrictive covenant for 12-months post termination of employment.

Please see the “Compensation Tables—Potential Payments Upon Termination or Change in Control” section of this Form 10-K/A for further information regarding the Company’s Standard Severance Plan, including amounts received by Mr. Wenig in connection with his departure, and the treatment of awards upon qualifying termination events or a change in control.

The following table describes the severance benefits (other than certain accrued benefits which are paid (such as earned but unpaid bonuses, payment of unreimbursed expenses, etc.)) that each of our NEOs (except Mr. Cring) would receive if terminated outside of a change in control.

		SVP and Above Severance Plan Participants	Mr. Schenkel and Ms. Yetto
Severance	2x salary and 2x bonus	For Mr. Schenkel, 2x salary and 2x cash
incentive award (determined as the greater of base salary or target bonus)
For Ms. Yetto, 1x salary and 1x cash incentive award (determined as the greater of 75% of base salary or target bonus)
	eIP	Prorated payment for year in which termination occurs(1)
Cash Elements	Health Premium	The cost of 24 months of health coverage	No payment
	Make-Good Payment	Payment of any unpaid cash “make good” awards	n/a
Equity Elements	Options and RSUs (2)	100% acceleration of awards that would have otherwise vested within 12 months of termination date(3)
	PBRSUs (2)	100% acceleration of awards that would have otherwise vested within 12 months of termination date(3)
(1)	For Mr. Schenkel and Ms. Yetto, based only on actual performance with respect to the Company performance element for the full year. For Standard Severance Plan Participants, based on actual performance with respect to the Company performance element for the full year and target performance with respect to the individual performance element.
(2)

For Mr. Schenkel and Ms. Yetto and the participants in the SVP and Above Severance Plan, he/she would receive a lump sum amount equal to the dividend equivalents that have already accrued and would have vested in connection with applicable shares. In addition, Mr. Schenkel and Ms. Yetto would receive an amount equal to dividend equivalents that have not yet accrued, but would have accrued for the next 12 months, notwithstanding the termination.

(3)

For Mr. Schenkel and Ms. Yetto, the Company shall pay cash based on the value of the shares that would have vested in lieu of accelerated vesting. Pursuant to their offer letters, Mr. Schenkel and Ms. Yetto’s outstanding PBRSUs would be treated as vested at the time of termination. For Standard Severance Plan Participants, the Company can elect to pay cash in lieu of accelerated vesting.

Severance Arrangements in Connection with a Change in Control

The Company has not entered into any arrangements with any of its executive officers to provide “single trigger” severance payments upon a change in control.

The Company’s equity incentive plans generally provide for the acceleration of vesting of awards granted under the plans upon a change in control only if the acquiring entity does not agree to assume or continue the awards. These provisions generally apply to all holders of awards under the equity incentive plans.

The Company’s Change in Control Severance Plan provides severance protection for executives at the level of Vice President or in a more senior position in connection with a change in control if a participant is terminated without cause or resigns for good reason and signs and does not revoke a waiver of claims against the Company. Mr. Cring, Mr. Thompson, and Mr. Lee participate in the Change in Control Severance Plan.

Mr. Schenkel and Ms. Yetto do not participate in the Change in Control Severance Plan. Mr. Schenkel and Ms. Yetto entered into offer letters with the Company in 2014 and 2015, respectively, in connection with their appointments to the leadership team on or about the time of the separation of PayPal Holdings, Inc. Each offer letter provides for certain severance benefits if the individual is terminated without cause or resigns for good reason in the ninety days preceding or the twenty-four months following, a change in control, and signs and does not revoke a waiver of claims against the Company.

The following table describes the severance benefits that each of our NEOs would receive if they are terminated in connection with a change in control.

		Change in Control Severance Plan Participants	Mr. Schenkel and Ms. Yetto
	Severance	For Mr. Lee and Mr. Thompson, 2x salary and 2x bonus For Mr. Cring, 1x salary and 1x bonus	2x base salary and 2x bonus
(determined as the greater of base salary or target bonus opportunity or, for Ms. Yetto, 75% of target bonus opportunity)
	eIP	1x target cash incentive award(1)	Prorated payment for year in which termination occurs(1)
Cash Elements	Health Premium	For Mr. Lee and Mr. Thompson, the cost of 24 months of health coverage For Mr. Cring, the cost of 12 months of health coverage	No payment
	Make-Good Payment	Payment of any unpaid cash “make good” awards	n/a
Equity Elements	Options and RSUs	100% acceleration of awards(2)
	PBRSUs	100% acceleration of awards(2)(3)
(1)	For Mr. Schenkel and Ms. Yetto, based only on actual performance with respect to the Company performance element for the full year. For Change in Control Severance Plan Participants, based on target performance with respect to both the Company performance component and the individual performance component.
(2)

For Mr. Schenkel and Ms. Yetto, the Company will pay cash based on the value of the shares that would have vested in lieu of accelerated vesting. For Change in Control Severance Plan Participants, the Company can elect to pay cash in lieu of accelerated vesting. The cash value of such unvested equity is determined using the average closing price of the Company’s common stock for the ten consecutive trading days ending on and including the trading day immediately prior to his or her termination date.

(3)	This payment includes the target amount of shares subject to PBRSUs for performance periods for which achievement has not yet been determined.

Clawbacks

The Compensation Committee has adopted a clawback policy that covers each officer employed as a Vice President or in a more senior position and applies to incentive compensation, which includes any cash incentive award, equity award, or equity-based award paid or awarded to any covered employee during the period in which he or she is designated as a covered employee. For all covered employees, the occurrence of either of the following events is covered: (a) an action or omission by the covered employee that constitutes a material violation of the Company’s Code of Business Conduct or (b) an action or omission by the covered employee that results in material financial or reputational harm to the Company. In addition, for covered employees that are employed as a Senior Vice President or in a more senior position or a Vice President who is a member of the finance function, the following event is also covered: a material restatement of all or a portion of the Company’s financial statements that is the result of a supervisory or other failure by the covered employee.

Under the clawback policy, the Compensation Committee has the authority and discretion to determine whether an event covered by the policy has occurred and, depending on the facts and circumstances, may (but need not) require the full or partial forfeiture and/or repayment of any incentive compensation covered by the policy that was paid or awarded to a covered employee. The forfeiture and/or repayment may include all or any portion of the following:

●	Any incentive compensation that is greater than the amount that would have been paid to the covered employee had the covered event been known;
●	Any outstanding or unpaid incentive compensation, whether vested or unvested, that was awarded to the covered employee; and
●	Any incentive compensation that was paid to or received by the covered employee (including gains realized through the exercise of stock options) during the twelve-month period preceding the date on which the Company had actual knowledge of the covered event or the full impact of the covered event was known, or such longer period of time as may be required by any applicable statute or government regulation.

Compensation Committee Report

The Compensation Committee of the Board is currently composed of five independent directors. The Compensation Committee reviews and approves Company compensation programs on behalf of the Board. In fulfilling its oversight responsibilities, the Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis set forth in this Form 10-K/A. Based upon the review and discussions referred to above, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in eBay’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

COMPENSATION COMMITTEE

Paul S. Pressler, Chair
Anthony J. Bates
Bonnie S. Hammer
Kathleen C. Mitic
Thomas J. Tierney

The information contained above under the caption “Compensation Committee Report” will not be considered “soliciting material” or to be “filed” with the SEC, nor will that information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into a filing.

Executive Compensation Tables

Summary Compensation Table

The following table, footnotes, and narrative summarize the total compensation earned by each of our named executive officers, or NEOs, for the fiscal year ended December 31, 2019 and, to the extent required under the SEC executive compensation disclosure rules, the fiscal years ended December 31, 2018 and 2017.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($)
Scott F. Schenkel Interim Chief Executive Officer(1)	2019	750,000	375,000	15,515,744	0	967,500	0	39,012	17,647,255
	2018	736,538	0	7,251,530	0	574,500	0	11,000	8,573,568
	2017	686,539	0	6,856,169	0	928,543	0	10,800	8,482,051
Andrew J. Cring Interim Chief Financial Officer(2)	2019	440,000	210,000	4,947,044	0	312,180	0	11,200	5,920,424
Jae Hyun Lee SVP, International(3)	2019	711,735	0	5,719,824	0	580,683	0	1,483,753	8,495,994
	2018	653,238	0	4,648,404	0	367,814	0	357,376	6,026,832
	2017	595,163	0	7,113,476	0	603,719	0	131,958	8,444,316
Peter B. Thompson SVP, Chief Product Officer(4)	2019	240,385	3,500,000	7,852,346	0	182,031	0	9,615	11,784,377
Kristin A. Yetto SVP, Chief People Officer	2019	637,500	0	7,302,044	0	616,781	0	11,200	8,567,525
Devin N. Wenig Former President and Former Chief Executive Officer(5)	2019	780,769	0	14,601,000	0	1,819,192	0	40,024,909	57,225,871
	2018	1,000,000	0	15,500,046	0	1,501,500	0	170,620	18,172,166
	2017	1,000,000	0	14,000,033	0	2,580,000	0	90,558	17,670,591
(1)	Mr. Schenkel served as Senior Vice President, Finance and Chief Financial Officer for a majority of the year. From September 24, 2019 to April 26, 2020, Mr. Schenkel served as the interim CEO until Mr. Iannone appointment as CEO. Effective as of April 27, 2020, Mr. Schenkel assumed the role of Senior Advisor.
(2)

Mr. Cring served as Vice President, Global Financial Planning and Analysis for the majority of the year. Effective as of September 24, 2019, in connection with Mr. Schenkel’s appointment to interim CEO, Mr. Cring serves as the interim CFO.

(3)

Mr. Lee served as Senior Vice President, General Manager, Markets until January 2020 when he was named SVP, International. Mr. Lee’s base salary was converted from Singapore dollars to U.S. dollars based on Company FX planning rates.

(4)	Mr. Thompson was hired as Chief Product Officer in July 2019 and received an equity transition payment of $3,500,000.
(5)	Mr. Wenig’s employment with the Company was terminated on September 24, 2019.

Bonus (Column (d))

Beginning in October 2019, Mr. Schenkel received a monthly performance bonus in the amount of $125,000 for each month he served as Interim CEO.

Beginning in October 2019, Mr. Cring received a monthly performance bonus in the amount of $70,000 for each month he served as Interim CFO.

Mr. Thompson received an equity transition payment of $3,500,000, subject to repayment if he leaves prior to the first anniversary of his start date and partial repayment if he leaves prior to the end of his third year of employment.

Stock Awards (Column (e))

The amounts reported in the Stock Awards column represent the aggregate grant date fair value of time-based restricted stock units, or RSUs, and performance-based restricted stock units, or PBRSUs, granted to each of our NEOs in each of the applicable years, calculated in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, Compensation — Stock Compensation. The grant date fair value of RSUs is determined using the fair value of our common stock on the date of grant, and the grant date fair value of PBRSUs is calculated based on the fair value of our common stock on the date of grant and the probable outcome of the performance measures for the applicable performance period as of the date on which the PBRSUs are granted. This estimated fair value for PBRSUs is different from (and lower than) the maximum value of PBRSUs set forth below. The equity incentive awards included in this column were all awarded under the Company’s 2008 Equity Incentive Award Plan, as amended and restated.

RSUs: Focal RSU awards were granted to our NEOs in connection with the Company’s annual equity grant on April 1, 2019 with a grant date value of, $2,939,040 for Mr. Schenkel, $1,884,000 for Mr. Cring, $2,287,930 for Mr. Lee, $1,695,600 for Ms. Yetto, and $5,840,400 for Mr. Wenig. On August 15, 2019, Mr. Thompson was granted two RSU awards with grant date values of $1,570,461 and $3,926,173, respectively. On October 15, 2019, Mr. Schenkel was granted an RSU award with a grant date value of $4,084,072 in connection with his appointment as the Interim CEO. On October 15, 2019, Mr. Cring was granted an RSU award with a grant date value of $3,063,044 in connection with his appointment as the Interim CFO. On October 15, 2019, Ms. Yetto was granted an RSU award with a grant date value of $1,531,522 in recognition of the critical nature of her role during the operating and portfolio initiatives.

PBRSUs: PBRSUs provide an opportunity for our NEOs to receive time-based RSUs if the performance measures for a particular time period — typically 24 months — are met. For a description of the performance measures for the 2018-2019 PBRSU awards, see “Compensation Discussion and Analysis — Elements of Our Executive Compensation Program — Equity Incentive Awards — PBRSU Program” above.

For 2019, PBRSU awards were granted to our NEOs in connection with the Company’s annual equity grant on April 1, 2019 with a grant date value of $4,408,560 for Mr. Schenkel, $3,431,894 for Mr. Lee, $2,543,400 for Ms. Yetto and $8,760,600 for Mr. Wenig. On August 15, 2019, Mr. Thompson was granted a PBRSU award with a grant date value of $2,543,400. On October 15, 2019, Mr. Schenkel was granted a PBRSU award with a grant date value of $4,084,072 in connection with his appointment as the Interim CEO. On October 15, 2019, Ms. Yetto was granted a PBRSU award with a grant date value of $1,531,522 in recognition of the critical nature of her role during the operating and portfolio initiatives. Mr. Cring is not eligible for the PBRSU program due to his position as a Vice President.

Assuming the highest level of performance is achieved under the applicable performance measures for the 2019-2020 PBRSU awards, the maximum possible value of the PBRSU awards allocated to our NEOs for such performance period using the fair value of our common stock on the date that such awards were granted is presented below:

Name	Maximum Value of PBRSUs (as of Grant Date)
Mr. Schenkel	$28,025,685
Mr. Cring(1)	N/A
Mr. Lee	$11,325,252
Mr. Thompson	$7,773,849
Ms. Yetto	$13,447,243
Mr. Wenig	$28,909,980
(1)	Mr. Cring is not eligible for our PBRSU program due to his position as VP.

The value that our NEOs received in 2019 from the vesting of stock awards is reflected in the 2019 Option Exercises and Stock Vested table below. Additional information on all outstanding stock awards as of December 31, 2019 is reflected in the 2019 Outstanding Equity Awards at Fiscal Year-End table below.

Option Awards (Column (f))

Since 2016, in accordance with our revised equity guidelines, no option awards were granted to our NEOs.

The value that our NEOs received in 2019 from the exercise of previously granted stock options is reflected in the 2019 Option Exercises and Stock Vested table below. Additional information on all outstanding option awards as of December 31, 2019 is reflected in the 2019 Outstanding Equity Awards at Fiscal Year-End table below.

Non-Equity Incentive Plan Compensation (Column (g))

The amounts reported in the Non-Equity Incentive Plan Compensation column represent amounts earned by each of our NEOs under the annual cash incentive plan for services they rendered in each of the applicable years. See “Compensation Discussion and Analysis — Elements of Our Executive Compensation Program — Annual Cash Incentive Awards (the eBay Incentive Plan (eIP))” above for more information.

All Other Compensation (Column (i))

General

The amounts reported in the All Other Compensation column reflect:

a)	An amount of $11,200 for Mr. Schenkel, Mr. Cring, and Ms. Yetto, representing the maximum matching contributions made by the Company to the Company’s 401(k) savings plan for the benefit of our U.S.-based NEOs, which also is the same maximum amount applicable to each participating employee for 2019. Mr. Thompson also received matching contributions from the Company’s 401(k) savings plan in the amount of $9,615. Mr. Lee is not eligible to participate in the Company’s 401(k) savings plan and therefore did not receive any matching contributions under the plan.
b)	On September 24, 2019, the Company and Mr. Wenig entered into a letter agreement regarding his departure (the “Wenig Letter”). Pursuant to the terms of the Wenig Letter, in exchange for his execution and non-revocation of a release of claims against the Company, the Company paid the amounts required to be paid to him under his letter agreement with the Company dated September 29, 2014 upon a termination without cause (the “Letter Agreement”). The Letter Agreement payments include: (i) two times his annual base salary which equals $2,000,000; (ii) two times his annual target bonus amount which equals $4,000,000; (iii) a prorated portion of the bonus under the eBay Incentive Plan (“eIP”) that Mr. Wenig otherwise would have earned and been paid (using his accrued eligible compensation under the eIP through the last day of employment) for the 2019 fiscal year under the eIP which equals $1,819,192 (which is reflected in the “Non-Equity Plan Compensation” column of the Summary Compensation Table); (iv) the amount of $5,849,674, which is the dollar value of outstanding and unvested RSU awards that were treated as vested under the Letter Agreement; (v) the amount of $27,357,280, which is the dollar value of outstanding and unvested PBRSU Awards that were treated as vested under the Letter Agreement; and (vi) the amount of $545,288, which is the dollar value of dividend equivalents associated with the equity awards that were treated as vested under the Letter Agreement.
c)	In his role as SVP, General Manager, Markets, Mr. Lee was provided certain expatriate allowances due to extended travel and temporary relocations, totaling $1,483,753.
d)	An amount of $4,260 in home security expenses for Mr. Wenig relating to monitoring services by outside security providers. The incremental cost associated with the home security services is determined based upon the amount paid to the applicable outside security provider.
e)	An amount of $26,303 in secured chauffeured transportation allowances provided to Mr. Wenig. The incremental cost associated with such services is determined based upon the amount paid to the applicable service provider.
f)	Mr. Wenig was permitted personal airplane usage in 2019. $230,904 is included in the amount for Mr. Wenig to reflect his personal airplane use. This amount is the cost of fuel, oil, lubricants, and other additives related to the applicable trips times two.
g)	Mr. Schenkel was permitted personal airplane usage in 2019 due to his previous CFO position and as the Interim CEO. $27,812 is included in the amount for Mr. Schenkel in this column to reflect his personal airplane use. This amount is the cost of fuel, oil, lubricants, and other additives related to the applicable trips times two.

2019 Grants of Plan-Based Awards

The following table, footnotes, and narrative set forth certain information regarding grants of plan-based awards to each of our NEOs for the fiscal year ended December 31, 2019. Jamie Iannone, who is currently a member of the Board, is not included for these purposes as he was appointed to the Board in 2020 in connection with his appointment as our chief executive officer. As a result, he did not serve as a director, and was not paid any amounts, in respect of fiscal year 2019.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)(j)	All Other Option Awards: Number of Securities Underlying Options (#)(j)	Exercise or Base Price of Option Awards ($/Sh)(l)	Grant Date Fair Value ($)(m)
Name (a)	Approval Date (b)	Grant Date (c)	Threshold ($)(d)	Target ($)(e)	Maximum ($)(f)	Threshold (#)(g)	Target (#)(h)	Maximum (#)(i)
Mr. Schenkel
eIP - Company	N/A	N/A	281,250	562,500	1,125,000	—	—	—	—	—	—	—
Performance
eIP - Individual	N/A	N/A	—	187,500	375,000	—	—	—	—	—	—	—
Performance
PBRSUs	1/25/2019	4/1/2019	—	—	—	23,400	117,000	386,100	—	—	—	4,408,560
(2019-2020
Performance
period)
PBRSUs	9/25/2019	10/15/2019	—	—	—	21,009	105,043	346,642	—	—	—	4,084,072
(2019-2020
Performance
period)
RSUs	1/25/2019	4/1/2019	—	—	—	—	—	—	78,000	—	—	2,939,040
RSUs	9/25/2019	10/15/2019	—	—	—	—	—	—	105,043	—	—	4,084,072
Mr. Cring
eIP - Company	N/A	N/A	90,750	181,500	363,000	—	—	—	—	—	—	—
Performance
eIP - Individual	N/A	N/A	—	60,500	121,000	—	—	—	—	—	—	—
Performance
RSUs	1/25/2019	4/1/2019	—	—	—	—	—	—	50,000	—	—	1,884,000
RSUs	9/25/2019	10/15/2019	—	—	—	—	—	—	78,782	—	—	3,063,044
Mr. Lee
eIP - Company	N/A	N/A	193,132	386,263	772,527	—	—	—	—	—	—	—
Performance
eIP - Individual	N/A	N/A	—	128,754	257,509	—	—	—	—	—	—	—
Performance
PBRSUs	1/25/2019	4/1/2019	—	—	—	18,216	91,080	300,564	—	—	—	3,431,894
(2019-2020
Performance
period)
RSUs	1/25/2019	4/1/2019	—	—	—	—	—	—	60,720	—	—	2,287,930

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)(j)	All Other Option Awards: Number of Securities Underlying Options (#)(j)	Exercise or Base Price of Option Awards ($/Sh)(l)	Grant Date Fair Value ($)(m)
Name (a)	Approval Date (b)	Grant Date (c)	Threshold ($)(d)	Target ($)(e)	Maximum ($)(f)	Threshold (#)(g)	Target (#)(h)	Maximum (#)(i)
Mr. Thompson
eIP - Company Performance	N/A	N/A	58,594	117,187	234,375	—	—	—	—	—	—	—
eIP - Individual Performance	N/A	N/A	—	39,062	78,125	—	—	—	—	—	—	—
PBRSUs (2019-2020 Performance period)	7/3/2019	8/15/2019	—	—	—	11,946	59,729	197,106	—	—	—	2,355,712
RSUs	7/3/2019	8/15/2019	—	—	—	—	—	—	39,819	—	—	1,570,461
RSUs	7/3/2019	8/15/2019	—	—	—	—	—	—	99,548	—	—	3,926,173
Ms. Yetto
eIP - Company Performance	N/A	N/A	179,297	358,594	717,187	—	—	—	—	—	—	—
eIP - Individual Performance	N/A	N/A	—	119,531	239,062	—	—	—	—	—	—	—
PBRSUs (2019-2020 Performance period)	1/25/2019	4/1/2019	—	—	—	13,500	67,500	222,750	—	—	—	2,543,400
PBRSUs (2019-2020 Performance period)	10/14/2019	10/15/2019	—	—	—	7,878	39,391	129,990	—	—	—	1,531,522
RSUs	1/25/2019	4/1/2019	—	—	—	—	—	—	45,000	—	—	1,695,600
RSUs	10/14/2019	10/15/2019	—	—	—	—	—	—	39,391	—	—	1,531,522
Mr. Wenig
eIP - Company Performance	N/A	N/A	585,577	1,171,154	2,342,308	—	—	—	—	—	—	—
eIP - Individual Performance	N/A	N/A	—	390,385	780,769	—	—	—	—	—	—	—
PBRSUs (2019-2020 Performance period)	1/25/2019	4/1/2019	—	—	—	46,500	232,500	767,250	—	—	—	8,760,600
RSUs	1/25/2019	4/1/2019	—	—	—	—	—	—	155,000	—	—	5,840,400

Estimated Future Payouts Under Non-Equity Incentive Plan Awards (Annual Cash Incentive Plan) (Columns (d), (e), and (f))

The amounts reported under these columns relate to the possible awards under the annual cash incentive plan. In 2019, the total annual target incentive amounts under the annual cash incentive plan for the NEOs were as follows:

Mr. Schenkel	$750,000
Mr. Cring	$242,000
Mr. Lee	$703,125
Mr. Thompson	$156,250
Ms. Yetto	$478,125
Mr. Wenig	$1,561,539

The total 2019 annual target incentive amounts under the annual cash incentive plan for the NEOs were allocated 75% to Company performance and 25% to individual performance. No payment occurs for the individual performance component of the annual cash incentive plan unless the minimum thresholds for both FX-neutral revenue and non-GAAP net income are met; for 2019, both these Company performance thresholds were met.

Actual payouts to our NEOs under the annual cash incentive plan for the fiscal year ended December 31, 2019 are reflected in the Non-Equity Incentive Plan Compensation column in the 2019 Summary Compensation Table above.

eIP—Company Performance: The amounts shown in the rows entitled “eIP – Company Performance” reflect estimated payouts for the fiscal year ended December 31, 2019 under the annual cash incentive plan for the portion of the award payable based on the Company’s performance, as follows:

●	Threshold: The amounts shown in this column reflect the minimum payment levels if the minimum FX-neutral revenue and non-GAAP net income thresholds are met, which are 50% of the amounts shown under the Target column.
●	Target: The amounts shown in this column reflect the target payment levels if target non-GAAP net income is met.
●	Maximum: The amounts shown in this column represent the maximum amounts payable based on Company performance, which are 200% of the amounts shown under the Target column.

eIP—Individual Performance: The amounts shown in the rows entitled “eIP – Individual Performance” reflect estimated payouts for the fiscal year ended December 31, 2019 under the annual cash incentive plan for the portion of the award payable based on individual performance, as follows:

●	Threshold: Although there are no thresholds under the annual cash incentive plan for individual performance, there is no payout for individual performance unless the minimum thresholds for both Company-wide FX-neutral revenue and non-GAAP net income are met. In addition, in circumstances where the Company’s financial performance is above its thresholds but below its targets, a modifier is applied to the individual performance component to reduce it proportionately based on the Company financial performance component.
●	Target: The amounts shown in this column reflect 100% of the target award for individual performance.
●	Maximum: The amounts shown in this column are 200% of the amounts shown under the Target column.

See “Compensation Discussion and Analysis — Elements of Our Executive Compensation Program — Annual Cash Incentive Awards (the eBay Incentive Plan (eIP))” above.

Estimated Future Payouts Under Equity Incentive Plan Awards (PBRSUs) (Columns (g), (h), and (i))

The amounts shown reflect estimated payouts of PBRSUs for the 2019-2020 performance period, as follows:

●	Threshold: The amounts shown in this column reflect the awards if the minimum FX-neutral revenue and non-GAAP operating margin dollar thresholds are met and the lowest return on invested capital and the Payments modifier is applied, and are 20% of the amounts shown under the Target column.
●	Target: The amounts shown in this column reflect the awards if the target FX-neutral revenue and non-GAAP operating margin dollar amounts are met, and the target return on invested capital and the Payments modifier is applied.
●	Maximum: The amounts shown in this column reflect the awards if the maximum FX-neutral revenue and non-GAAP operating margin dollar amounts are met and the maximum return on invested capital and the Payments modifier is applied, and are 330% of the amounts shown under the Target column.

For further discussion of the PBRSUs, including their vesting schedules, see “Compensation Discussion and Analysis — Elements of Our Executive Compensation Program — Equity Incentive Awards — PBRSU Program” above.

All Other Stock Awards: Number of Shares or Stock Units (RSUs) (Column (j))

The awards reflect the number of RSUs on the grant date. RSU awards granted to our NEOs in 2019 vest over a four-year period with 1/16th of the shares underlying the RSU award vesting on June 15, 2019 and additional 1/16th of the shares underlying the RSU award vesting each quarter thereafter.

Grant Date Fair Value (Column (m))

The grant date fair value of each RSU award was calculated using the fair value of our common stock on the date of grant. The estimated fair value of PBRSUs was calculated based on the fair value of our common stock on the date of grant and the probable outcome of the performance measures for the 2019-2020 performance period as of the date on which those PBRSUs were granted for accounting purposes.

2019 Outstanding Equity Awards at Fiscal Year-End

The following table and footnotes set forth certain information regarding outstanding equity awards for each of our NEOs as of December 31, 2019.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Grant Date	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value Shares or Units of Stock That Have Not Vested ($)(1)	Stock Grant Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Mr. Schenkel	47,252	—	—	20.41	10/15/2014	10/15/2021
	27,914	—	—	22.63	4/1/2013	4/1/2020
	1,799	—	—	22.76	4/1/2014	4/1/2021
	24,747	—	—	23.21	4/1/2015	4/1/2022
	14,144	—	—	26.92	7/17/2015	7/17/2022
	94,288	—	—	26.92	7/17/2015	7/17/2022
							6,253	225,796	4/1/2016
							25,530	921,888	4/1/2017
							40,547	1,464,152	4/1/2018
							63,375	2,288,471	4/1/2019
							105,043	3,793,103	10/15/2019
										732,742	26,459,314
Mr. Cring	29,710	—	—	23.03	2/15/2013	2/15/2020
	17,779	—	—	22.76	4/1/2014	4/1/2021
	11,959	—	—	23.21	4/1/2015	4/1/2022
							5,211	188,169	4/1/2016
							14,079	508,393	4/1/2017
							4,693	169,464	4/1/2017
							25,992	938,571	5/15/2018
							40,625	1,466,969	4/1/2019
							78,782	2,844,818	10/15/2019
Mr. Lee	8,319	—	—	23.21	4/1/2015	4/1/2022
							3,126	112,880	4/1/2016
							15,018	542,300	4/1/2017
							14,039	506,948	9/15/2017
							25,992	938,571	4/1/2018
							49,335	1,781,487	4/1/2019
										300,564	10,853,366
Mr. Thompson							39,819	1,437,864	8/15/2019
							99,548	3,594,678	8/15/2019
										197,106	7,117,498

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Grant Date	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value Shares or Units of Stock That Have Not Vested ($)(1)	Stock Grant Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Ms. Yetto	25,398	—	—	22.76	4/1/2014	4/1/2021
	49,912	—	—	23.21	4/1/2015	4/1/2022
	47,144	—	—	26.92	7/17/2015	7/17/2022
							3,126	112,880	4/1/2016
							14,079	508,393	4/1/2017
							23,392	844,685	4/1/2018
							36,563	1,320,290	4/1/2019
							39,391	1,422,409	10/15/2019
										352,741	12,737,478
Mr. Wenig(3)	—	—	—	—	—	—	—	—	—	—	—
(1)	Market Value is calculated based on a price per share of $36.11, which was the closing price of our common stock on December 31, 2019.
(2)	In accordance with the SEC executive compensation disclosure rules, represents the estimated future award of PBRSUs at the maximum performance level under the 2019-2020 performance period based on Company performance through 2019. PBRSUs are earned based on the Company’s FX-neutral revenue and non-GAAP operating margin dollars during the performance period (with the application of a return on invested capital and Payments modifier). See “Compensation Discussion and Analysis — Elements of Our Executive Compensation Program — Equity Incentive Awards — PBRSU Program” above for a more detailed discussion of these awards and related performance measures.
(3)	In connection with Devin Wenig’s termination of employment on September 24, 2019, the Company cancelled his outstanding RSUs and PBRSUs. Mr. Wenig had a 90-day post-termination exercise period with respect to his vested, outstanding options.

2019 Options Exercises and Stock Vested

The following table and footnotes set forth the number of shares acquired and the value realized upon exercise of stock options and the vesting of stock awards for each of our NEOs for the fiscal year ended December 31, 2019.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Mr. Schenkel	10,157	190,850	266,009	9,797,110
Mr. Cring	0	0	65,103	2,462,484
Mr. Lee	0	0	157,297	5,805,324
Mr. Thompson	0	0	0	0
Ms. Yetto	0	0	121,786	4,495,967
Mr. Wenig(3)	866,782	13,203,710	520,231	19,225,313
(1)	Value realized on exercise of stock options is based on the fair market value of our common stock on the date of exercise minus the exercise price and does not reflect actual proceeds received.
(2)	Value realized on vesting of stock awards is based on the fair market value of our common stock on the vesting date and does not reflect actual proceeds received.
(3)	In connection with Devin Wenig’s termination of employment on September 24, 2019, the Company cancelled his outstanding RSUs and PBRSUs. Mr. Wenig had a 90-day post-termination exercise period with respect to his vested, outstanding options.

Potential Payments Upon Termination or Change in Control

The following table, footnotes, and narrative set forth our payment obligations pursuant to the compensation arrangements for each of our NEOs, under the circumstances described below, assuming that their employment was terminated or a change in control occurred on December 31, 2019. In the case of Mr. Wenig, whose employment with the Company was terminated on September 24, 2019 outside of a change in control, the amounts and descriptions in the table, footnotes, and narrative set forth the payments actually made by the Company in connection with his termination.

Name	Voluntary Termination ($)(a)	Change in Control ($)(b)	Involuntary Termination Outside of a Change in Control ($)(c)(1)	Involuntary Termination in Connection with a Change in Control ($)(d)(1)	Death or Disability ($)(e)
Mr. Schenkel	0	0	22,291,138	27,697,069	12,867,116
Mr. Cring	0	0	1,763,475	7,063,878	1,132,677
Mr. Lee	1,143,167	0	9,254,425	14,109,872	8,722,221
Mr. Thompson	0	0	4,194,268	9,728,160	3,894,040
Ms. Yetto	0	0	10,269,019	13,992,233	7,781,858
Mr. Wenig(2)	N/A	N/A	$39,752,242	N/A	N/A
(1)	With respect to Mr. Schenkel and Ms. Yetto, an involuntary termination includes a termination without cause or resignation for good reason. With respect to Mr. Lee and Mr. Thompson, under the Company’s SVP and Above Standard Severance Plan, an involuntary termination includes only a termination without cause, and under the Company’s Change in Control Plan for Key Employees, an involuntary termination in connection with a change in control includes termination without cause or resignation for good reason. With respect to Mr. Cring, under the Company’s VP Standard Severance Plan, an involuntary termination includes only a termination without cause and under the Company’s Change in Control Plan for Key Employee, an involuntary termination in connection with a change in control includes termination without cause.

(2)	On September 24, 2019, the Company and Mr. Wenig entered into a letter agreement regarding his departure (the “Wenig Letter”). Pursuant to the terms of the Wenig Letter, in exchange for his execution and non-revocation of a release of claims against the Company, the Company paid the amounts required to be paid to him under his letter agreement with the Company dated September 29, 2014 upon a termination without cause (the “Letter Agreement”). The Letter Agreement payments include: (i) two times his annual base salary which equals $2,000,000; (ii) two times his annual target bonus amount which equals $4,000,000; (iii) a prorated portion of the bonus under the eBay Incentive Plan (“eIP”) that Mr. Wenig otherwise would have earned and been paid (using his accrued eligible compensation under the eIP through the last day of employment) for the 2019 fiscal year under the eIP which equals $1,819,192 (which is reflected in the “Non-Equity Plan Compensation” column of the Summary Compensation Table); (iv) the amount of $5,849,674, which is the dollar value of outstanding and unvested RSU awards that were treated as vested under the Letter Agreement; (v) the amount of $27,357,280, which is the dollar value of outstanding and unvested PBRSU Awards that were treated as vested under the Letter Agreement; and (vi) the amount of $545,288, which is the dollar value of dividend equivalents associated with the equity awards that were treated as vested under the Letter Agreement.

Voluntary Termination (Column (a))

Mr. Lee’s offer letter provides for severance benefits upon a voluntary termination.

Change in Control (Column (b))

The Company has not entered into any arrangements with any of its executive officers to provide “single trigger” severance payments upon a change in control.

The Company’s equity incentive plans generally provide for the acceleration of vesting of awards granted under the plans upon a change in control only if the acquiring entity does not agree to convert, assume, or replace the awards. These provisions generally apply to all holders of awards under the equity incentive plans.

The amounts reported in the Change in Control column assume that, in a change in control transaction, the successor entity would convert, assume, or replace outstanding equity awards. If the successor entity does not convert, assume, or replace any outstanding equity awards and all the unvested and outstanding awards are fully accelerated upon a change in control, the aggregate value of accelerated vesting of such awards to each of the NEOs that were executive officers of the Company as of December 31, 2019, calculated based on the closing price of our common stock on December 31, 2019, would be as follows:

Name	Acceleration Value of All Outstanding Equity Awards as of 12/31/19 ($)(*)
Mr. Schenkel	23,874,632
Mr. Cring	6,116,384
Mr. Lee	11,190,092
Mr. Thompson	7,189,357
Ms. Yetto	11,054,968
Mr. Wenig	0
*	No amounts are included for Mr. Wenig because his employment with the Company terminated on September 24, 2019.

Involuntary Termination outside of a Change in Control (Column (c))

The Company’s SVP and Above Standard Severance Plan (“SVP and Above Severance Plan”), which covers each officer employed as a senior vice president or in a more senior position, provides severance protection outside of a change in control period if a participant is terminated without cause and signs and does not revoke a waiver of claims against the Company.

Mr. Thompson and Mr. Lee participate in the SVP and Above Severance Plan. Since Mr. Cring is at the VP level, he is eligible to participate in the Company’s VP Standard Severance Plan (“VP Severance Plan”), which also provides severance protection outside of a change in control period. Under the VP Severance Plan, if a participant is terminated without cause and signs and does not revoke a waiver of claims against the Company, then he is entitled to a lump sum payment of one-half of target cash incentive (i.e., one-half of annual salary and one-half of target eIP payment) and an amount equal to 4 months of COBRA coverage. In addition, the participant would also receive a prorated eIP payment based on actual Company performance and target individual performance for the year in which the termination occurs and one-half of the value of the equity that would have vested in the 12 month period after the termination date (as if the participant had remained employed).

Mr. Schenkel and Ms. Yetto do not participate in the SVP and Above Severance Plan. Mr. Schenkel and Ms. Yetto entered into offer letters with the Company in 2014 and 2015, respectively, in connection with their appointments to the leadership team on or about the time of the separation of PayPal Holdings, Inc. Each offer letter provides for certain severance benefits if there is a termination without cause or resignation for good reason not in connection with a change in control, and if the applicable executive signs and does not revoke a waiver of claims against the Company.

Under the terms of Mr. Lee’s offer letter entered into in connection with his appointment to his role of Senior Vice President, General Manager, Markets (which is still effective in his new role as SVP, International), Mr. Lee is entitled to receive a separation payment in the event he voluntarily terminates his employment with the Company. This separation payment is intended to replicate benefits offered under a retirement program in which Mr. Lee formerly participated when he was employed with the Company in Korea. The benefit is equal to three times his average monthly salary multiplied by his years of service since January 1, 2013. Should the Company terminate Mr. Lee’s employment for reason other than cause, Mr. Lee is entitled to benefits under the Standard Severance Plan. Mr. Lee’s offer letter also includes any non-competition restrictive covenant for 12-months post termination of employment.

Please see the “Compensation Tables—Potential Payments Upon Termination or Change in Control” section of this Form 10-K/A Statement for further information regarding the Company’s Standard Severance Plan, including amounts received by Mr. Wenig in connection with his departure, and the treatment of awards upon qualifying termination events or a change in control.

The following table describes the severance benefits (other than certain accrued benefits which are paid (such as earned but unpaid bonuses, payment of unreimbursed expenses, etc.)) that each of our NEOs (except Mr. Cring) would receive if terminated outside of a change in control.

		SVP and Above Severance Plan Participants	Mr. Schenkel and Ms. Yetto
Severance	2x salary and 2x bonus	For Mr. Schenkel, 2x salary and 2x cash incentive award (determined as the greater of base salary or target bonus)
For Ms. Yetto,1x salary and 1x cash incentive award (determined as the greater of 75% of base salary or target bonus)
Cash Elements	eIP	Prorated payment for year in which termination occurs(1)
	Health Premium	The cost of 24 months of health coverage	No payment
	Make-Good Payment	Payment of any unpaid cash “make good” awards	n/a
Equity Elements	Options and RSUs(2)	100% acceleration of awards that would have otherwise vested within 12 months of termination date(3)
	PBRSUs(2)	100% acceleration of awards that would have otherwise vested within 12 months of termination date(3)
(1)	For Mr. Schenkel and Ms. Yetto, based only on actual performance with respect to the Company performance element for the full year. For Standard Severance Plan Participants, based on actual performance with respect to the Company performance element for the full year and target performance with respect to the individual performance element.

(2)	For Mr. Schenkel and Ms. Yetto and the participants in the SVP and Above Severance Plan, he/she would receive a lump sum amount equal to the dividend equivalents that have already accrued and would have vested in connection with applicable shares. In addition, Mr. Schenkel and Ms. Yetto would receive an amount equal to dividend equivalents that have not yet accrued, but would have accrued for the next 12 months, notwithstanding the termination.
(3)	For Mr. Schenkel and Ms. Yetto, the Company shall pay cash based on the value of the shares that would have vested in lieu of accelerated vesting. Pursuant to their offer letters, Mr. Schenkel and Ms. Yetto’s outstanding PBRSUs would be treated as vested at the time of termination. For Standard Severance Plan Participants, the Company can elect to pay cash in lieu of accelerated vesting. The cash value of such unvested equity is determined using the average closing price of the Company’s common stock for the ten consecutive trading days ending on and including the trading day immediately prior to his or her termination date.

Involuntary Termination in Connection with a Change in Control (Column (d))

The Company has not entered into any arrangements with any of its executive officers to provide “single trigger” severance payments upon a change in control.

The Company’s equity incentive plans generally provide for the acceleration of vesting of awards granted under the plans upon a change in control only if the acquiring entity does not agree to assume or continue the awards. These provisions generally apply to all holders of awards under the equity incentive plans.

The Company’s Change in Control Severance Plan provides severance protection for executives at the level of Vice President or in a more senior position in connection with a change in control if a participant is terminated without cause or resigns for good reason and signs and does not revoke a waiver of claims against the Company. Mr. Cring, Mr. Thompson, and Mr. Lee participate in the Change in Control Severance Plan.

Mr. Schenkel and Ms. Yetto do not participate in the Change in Control Severance Plan. Mr. Schenkel and Ms. Yetto entered into offer letters with the Company in 2014 and 2015, respectively, in connection with their appointments to the leadership team on or about the time of the separation of PayPal Holdings, Inc. Each offer letter provides for certain severance benefits if the individual is terminated without cause or resigns for good reason in the ninety days preceding or the twenty-four months following, a change in control, and signs and does not revoke a waiver of claims against the Company.

The following table describes the severance benefits that each of our NEOs would receive if they are terminated in connection with a change in control.

		Change in Control Severance Plan Participants	Mr. Schenkel and Ms. Yetto
Cash Elements	Severance	For Mr. Lee and Mr. Thompson, 2x salary and 2x bonus For Mr. Cring, 1x salary and 1x bonus	2x base salary and 2x bonus
(determined as the greater of base salary or target bonus opportunity or, for Ms. Yetto, 75% of target bonus opportunity)
	eIP	1x target cash incentive award(1)	Prorated payment for year in which termination occurs(1)
	Health Premium	For Mr. Lee and Mr. Thompson, the cost of 24 months of health coverage For Mr. Cring, the cost of 12 months of health coverage	No payment
	Make-Good Payment	Payment of any unpaid cash “make good” awards	n/a
Equity Elements	Options and RSUs	100% acceleration of awards(2)
	PBRSUs	100% acceleration of awards(2)(3)
(1)	For Mr. Schenkel and Ms. Yetto, based only on actual performance with respect to the Company performance element for the full year. For Change in Control Severance Plan Participants, based on target performance with respect to both the Company performance component and the individual performance component.
(2)	For Mr. Schenkel and Ms. Yetto, the Company will pay cash based on the value of the shares that would have vested in lieu of accelerated vesting. For Change in Control Severance Plan Participants, the Company can elect to pay cash in lieu of accelerated vesting. The cash value of such unvested equity is determined using the average closing price of the Company’s common stock for the ten consecutive trading days ending on and including the trading day immediately prior to his or her termination date.
(3)	This payment includes the target amount of shares subject to PBRSUs for performance periods for which achievement has not yet been determined.

Death or Disability (Column (e))

Mr. Schenkel and Ms. Yetto
Pursuant Mr. Schenkel’s and Ms. Yetto’s offer letters, if Mr. Schenkel’s or Ms. Yetto’s employment terminates due to death or disability (as defined in the applicable offer letter), he or she will be entitled to receive, within 30 days of his or her termination date, a cash payment equal to the value of any outstanding and unvested equity awards, including the target amount of shares subject to PBRSUs for performance periods for which achievement has not yet been determined, that would have otherwise vested within 24 months of his termination date (where the value of such unvested equity is determined using the average closing price of the Company’s common stock for the ten consecutive trading days ending on and including the trading day immediately prior to his termination date).

Mr. Thompson and Mr. Lee
Pursuant to the SVP and Above Severance Plan, if, outside a change in control, either Mr. Thompson’s or Mr. Lee’s employment terminates due to his death or disability (as defined in the SVP and Above Severance Plan) then the applicable executive will be entitled to receive, within 60 days of his termination date, the full vesting (or payment of cash in lieu of vesting at the election of the Company) of his outstanding and unvested equity awards, including the target amount of shares subject to PBRSUs for performance periods for which achievement has not yet been determined, that would have otherwise vested within 24 months of his or her termination date (where the cash value of such unvested equity is determined using the average closing price of the Company’s common stock for the ten consecutive trading days ending on and including the trading day immediately prior to his termination date).

Pursuant to the Change in Control Severance Plan, if, in connection with a change in control, either Mr. Thompson’s or Mr. Lee’s employment terminates due to his death or disability (as defined in the Change in Control Severance Plan) then the applicable executive is entitled to receive, within 60 days of his termination date, the full vesting (or payment of cash in lieu of vesting at the election of the Company) of all his outstanding and unvested equity, including the target amount of shares subject to PBRSUs for performance periods for which achievement has not yet been determined (where the cash value of such unvested equity is determined using the average closing price of the Company’s common stock for the ten consecutive trading days ending on and including the trading day immediately prior to his termination date).

Mr. Cring
Pursuant to the VP Severance Plan, if, outside a change in control, Mr. Cring's employment terminates due to his death or disability (as defined in the VP Severance Plan) then the applicable executive will be entitled to receive, within 60 days of his termination date, one half of the vesting (or payment of cash in lieu of vesting at the election of the Company) of all his outstanding and unvested equity awards that would have otherwise vested within 12 months of his termination date.

Pursuant to the Change in Control Severance Plan, if, in connection with a change in control, Mr. Cring's employment terminates due to his or her death or disability (as defined in the Change in Control Severance Plan) then he is entitled to receive, within 60 days of his termination date, the vesting (or payment of cash in lieu of vesting at the election of the Company) of all his outstanding and unvested equity awards.

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, we are providing the following disclosure about the relationship of the annual total compensation of our employees to the annual total compensation of Mr. Schenkel, our interim CEO. Because we had two CEOs during 2019, SEC rules allow us the option of calculating the compensation provided to each CEO during 2019 for the time each served as CEO and combine those amounts, or the CEO serving in that position on the date we selected to identify the median employee and annualize that CEO's compensation. Because Mr. Schenkel was employed by us prior to his promotion to interim CEO, we did not need to annualize the compensation Mr. Schenkel received during his role as Interim CEO, and instead used his actual total compensation. We believe that the pay ratio disclosed below is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K. SEC rules for identifying the median employee and calculating the pay ratio allow companies to apply various methodologies and apply various assumptions and, as result, the pay ratio reported by us may not be comparable to the pay ratio reported by other companies.

To better understand this disclosure, we think it is important to give context to our operations. eBay is a global commerce leader with operations requiring a wide range of talents and roles. As a global organization, we strive to create a competitive total compensation program in the locations we operate. As a result, our compensation program varies by local market in order to allow us to provide a competitive total compensation package.

Ratio. For 2019,

●	The median employee’s annual total compensation was $130,636.
●	Mr. Schenkel’s annual total compensation, as reported in the 2019 Summary Compensation Table, was $17,647,255.
●	Based on this information and the disclosures provided in this section, the ratio of the annual total compensation of Mr. Schenkel to the median employee’s annual total compensation is 135 to 1.

In determining the annual total compensation of the median employee, we calculated such employee’s compensation in accordance with Item 402(c)(2)(x) of Regulation S-K as required pursuant to SEC executive compensation disclosure rules. This calculation is the same calculation used to determine total compensation for purposes of the 2019 Summary Compensation Table with respect to each of the NEOs. For purposes of this disclosure, we converted employee compensation from local currency to U.S. dollars using the exchange rate the Company used for 2020 internal budgeting purposes.

Identification of Median Employee. As permitted by SEC rules, we have used the same median employee as we did for the last two years because we do not believe there has been a change in our employee population or employee compensation program that would significantly impact the CEO pay ratio disclosure. To identify our median employee, we elected to use total target direct compensation which we calculated as salary, target bonus and target annual equity awards. We chose this compensation measure because we believe it is the most accurate reflection of pay at eBay. A complete description of the methodology that we used to identify the median employee can be found in our 2018 Proxy Statement, filed on April 16, 2018.

Compensation of Directors

The Compensation Committee is responsible for reviewing and making recommendations to the Board regarding compensation paid to all directors who are not employees of eBay, or any parent, subsidiary or affiliate of eBay, for their Board and committee services.

Except for Mr. Omidyar, eBay’s founder and member of the Board, 2019 annual compensation to continuing non-employee directors consisted of (a) Company common stock with a grant date value equal to $250,000 or, for a non-employee director serving as the Chairman of the Board, $350,000, in each case rounded up to the nearest whole share, granted at the time of the annual meeting and (b) an annual cash retainer of $80,000 paid in quarterly installments (or, at the non-employee director’s discretion, paid in additional common stock of an equivalent value rounded up to the nearest whole share). The annual retainer is pro-rated in the event that a director serves for a portion of a year.

Deferred Stock Units (“DSUs”) granted prior to August 1, 2013 are payable in Company common stock or cash (at our election) following the termination of a non-employee director’s service on the Board. DSUs granted on or after August 1, 2013 are payable solely in Company common stock following the termination of a non-employee director’s service on the Board. Since January 1, 2017, RSUs have been granted in lieu of DSUs as compensation for non-employee directors. In the event of a change in control of eBay, any equity awards granted to our non-employee directors will accelerate and become fully vested and exercisable.

The following table sets forth annual retainers paid to our non-employee directors who serve as Chairman of the Board; the Chairs of the Audit, Compensation, Corporate Governance and Nominating, and Risk Committees; and the members of those Committees. Directors with an interest and background in technology who meet regularly with our senior technologists and report significant matters to the Board do not receive any additional compensation for such service.

Role	2019 Annual Retainer
All Independent Directors	$80,000
Board Chairman	$100,000
Lead Independent Director (if applicable)	$25,000
Committee Chairs
Audit	$25,000
Compensation	$15,000
Corporate Governance & Nominating	$15,000
Risk	$15,000
Committee Members
Audit	$18,000
Compensation	$15,000
Corporate Governance & Nominating	$10,000
Risk	$10,000

2019 Director Compensation Table

The following table and footnotes summarize the total compensation paid by the Company to non-employee directors for the fiscal year ended December 31, 2019.

Name (a)	Fees Earned or Paid in Cash ($)(b)	Stock Awards ($)(c)(1)	Option Awards ($)(d)	All Other Compensation ($)(e)	Total ($)(f)
Fred D. Anderson Jr.	123,000	250,000	—	—	373,000
Anthony J. Bates	102,500	250,000	—	—	352,500
Adriane M. Brown	105,500	250,000	—	—	355,500
Jesse A. Cohn	43,820	250,000	—	—	293,820
Diana Farrell	87,500	250,000	—	—	337,500
Logan D. Green	90,000	250,000	—	—	340,000
Bonnie S. Hammer	95,000	250,000	—	—	345,000
Kathleen C. Mitic	120,000	250,000	—	—	370,000
Matthew J. Murphy	46,772	250,000	—	—	296,772
Pierre M. Omidyar	—	—	—	28,034	28,034
Paul S. Pressler	120,000	250,000	—	—	370,000
Robert H. Swan	98,750	250,000	—	—	348,750
Thomas J. Tierney	205,000	350,000	—	—	555,000
Perry M. Traquina	108,000	250,000	—	—	358,000
(1)	In connection with the non-employee director’s service to the Company, the non-employee director was granted RSUs. The number of RSUs granted represents the quotient of (A) $250,000 (and $100,000 with respect to the additional award to Mr. Tierney, the non-employee director serving as Chairman of the Board) divided by (B) the Company’s closing stock price on the date of grant, rounded up to the nearest whole RSU. 100% of the RSUs vest on the earlier of: (i) the one-year anniversary of the date of grant or (ii) the date of the Company’s first annual meeting of stockholders that occurs after the date of grant, provided the non-employee director continues to provide service to the Company through such date.

Fees Earned or Paid in Cash (Column (b))

The amounts reported in the Fees Earned or Paid in Cash column reflect the cash fees earned by each non-employee director in 2019, which includes fees with respect to which the following directors elected to receive shares in lieu of cash.

	Fees Forgone	Shares Received
Name	($)	(#)
Jesse A. Cohn	40,000	1,055
Paul S. Pressler	120,000	3,251
Robert H. Swan	98,750	2,662
Thomas J. Tierney	205,000	5,551
Perry M. Traquina	108,000	2,925

Stock Awards (Column (c))

The amounts reported in the Stock Awards column reflect the aggregate grant date fair value of RSUs granted in 2019. The grant date fair value of each RSU was calculated using the fair value of our common stock on the date of the grant. Each non-employee director (other than Mr. Omidyar) providing service as a director through May 30, 2019, the date of our 2019 Annual Meeting, was granted 6,872 RSUs with a value of $250,000 on such date (or, in the case of Mr. Tierney, our Chairman of the Board, 9,621 RSUs with a value of $350,000 on such date). Such RSUs become fully vested upon the earlier of (i) the first anniversary of the grant date, and (ii) the first annual meeting of the stockholders of the Company that occurs after the grant date.

As of December 31, 2019, each individual who served as a non-employee director during 2019 held the aggregate numbers of DSUs and RSUs as set forth below. There were no outstanding options held by non-employee directors as of December 31, 2019.

Name	DSUs Held as of 12/31/19 (#)	Total RSUs Held as of 12/31/19 (#)
Fred D. Anderson Jr.	44,402	6,872
Anthony J. Bates	5,810	6,872
Adriane M. Brown	0	6,872
Jesse A. Cohn	0	6,872
Diana Farrell	0	6,872
Logan D. Green	0	6,872
Bonnie S. Hammer	3,711	6,872
Kathleen C. Mitic	25,212	6,872
Matthew J. Murphy	0	6,872
Paul S. Pressler	1,128	6,872
Robert H. Swan	836	6,872
Thomas J. Tierney	52,784	9,621
Perry M. Traquina	6,198	6,872

All Other Compensation (Column (e))

The amount reported in the All Other Compensation column for Mr. Omidyar consists of that portion of the premiums paid by eBay for health insurance coverage for the benefit of Mr. Omidyar. Other than this benefit, the Company provides no other reportable compensation or benefits to non-employee directors.

Compensation Committee Interlocks and Insider Participation

All members of the Compensation Committee during 2019 were independent directors, and no member was an employee or former employee of eBay. No Compensation Committee member had any relationship requiring disclosure under Item 404 of Regulation S-K promulgated by the SEC. During 2019, none of our executive officers served on the Compensation Committee (or its equivalent) or board of directors of another entity whose executive officer served on our Compensation Committee or Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to us with respect to beneficial ownership of our common stock as of April 15, 2020 by (1) each stockholder known to us to be the beneficial owner of more than 5% of our common stock, (2) each of our directors, (3) each of the executive officers named in the 2019 Summary Compensation Table included above, and (4) all executive officers and directors as a group. Unless otherwise indicated below, the address for each of our executive officers and directors is c/o eBay Inc., 2025 Hamilton Avenue, San Jose, California 95125.

	Shares Beneficially Owned(1)
Name of Beneficial Owner	Number	Percent
The Vanguard Group(2)	59,540,552	8.49%
BlackRock, Inc.(3)	50,454,664	7.19%
Scott F. Schenkel(4)	562,845	*
Andrew J. Cring(5)	152,272	*
Jae H. Lee (6)	331,517	*
Peter B. Thompson	0	*
Kristin A. Yetto	89,776	*
Devin N. Wenig(7)	275,923	*
Fred D. Anderson Jr.(8)	42,684	*
Anthony J. Bates(9)	34,687	*
Adriane M. Brown(8)	13,478	*
Jesse A. Cohn(8)	8,523	*
Diana Farrell(8)	13,478	*
Logan D. Green(8)	21,001	*
Bonnie S. Hammer(8)	32,418	*
Kathleen C. Mitic(8)	31,457	*
Matthew J. Murphy(8)	12,872	*
Pierre M. Omidyar(10)	32,933,858	4.69%
Paul S. Pressler(8)	52,438	*
Robert H. Swan(8)	306,130	*
Thomas J. Tierney(11)	80,616	*
Perry M. Traquina(8)	47,710	*
All directors and executive officers as a group (23 persons)(12)	35,279,039	5.03%
*	Less than one percent
(1)

This table is based upon information supplied by officers, directors, and principal stockholders and any Schedules 13D and 13G filed with the SEC. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated in the footnotes to this table, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of April 15, 2020 and restricted stock units (“RSUs”) that are scheduled to vest within 60 days of April 15, 2020 are deemed to be outstanding for the purpose of computing the percentage ownership of the person holding those options, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The percentage of beneficial ownership is based on 700,853,307 shares of common stock outstanding as of April 15, 2020. Mr. Iannone was appointed as a director and our CEO effective as of April 27, 2020 (and as such is not included in this table).

(2)

The Vanguard Group and its affiliates and subsidiaries have beneficial ownership of an aggregate of 59,540,552 shares of the Company’s common stock. The Vanguard Group has sole power to vote 1,210,900 shares of the Company’s common stock, shared power to vote 261,889 shares of the Company’s common stock, sole power to dispose of 58,148,626 shares of the Company’s common stock and shared power to dispose of 1,391,926 shares of the Company’s common stock. The address for The Vanguard Group is 100 Vanguard Boulevard, Malvern, Pennsylvania 19355.

(3)

BlackRock, Inc., and its affiliates and subsidiaries have beneficial ownership of an aggregate of 50,454,664 shares of the Company’s common stock. BlackRock, Inc. has sole power to vote 42,065,102 shares of the Company’s common stock and sole power to dispose of 50,454,664 shares of the Company’s common stock. The address for BlackRock, Inc. is 55 East 52nd Street, New York, New York 10055.

(4)	Mr. Schenkel is our Interim Chief Executive Officer. Includes 182,230 shares Mr. Schenkel has the right to acquire pursuant to outstanding options exercisable within 60 days of April 15, 2020.
(5)	Mr. Cring is our Interim Chief Financial Officer. Includes 29,738 shares Mr. Cring has the right to acquire pursuant to outstanding options exercisable within 60 days of April 15, 2020.
(6)	Mr. Lee is our Senior Vice President, General Manager, Markets. Includes 8,319 shares Mr. Lee has the right to acquire pursuant to outstanding options exercisable within 60 days of April 15, 2020.
(7)	Mr. Wenig’s employment with the Company was terminated on September 24, 2019.

(8)	Includes 6,872 RSUs that are scheduled to vest within 60 days of April 15, 2020.
(9)	Includes 140 shares owned through a trust and 6,872 RSUs that are scheduled to vest within 60 days of April 15, 2020.
(10)	Mr. Omidyar is our founder and a member of our Board. Includes 34,000 shares held by his spouse.
(11)	Includes 9,621 RSUs that are scheduled to vest within 60 days of April 15, 2020.
(12)	Includes 223,293 shares subject to options exercisable within 60 days of April 15, 2020. Also, includes 92,085 RSUs scheduled to vest within 60 days of April 15, 2020.

Equity Compensation Plan Information

The following table gives information about shares of our common stock that may be issued upon the exercise of options and rights under our equity compensation plans as of December 31, 2019. We refer to these plans and grants collectively as our Equity Compensation Plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	28,680,055	(1)	$23.7542	(2)	63,380,445	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	28,680,055		$23.7542		63,380,445
(1)

Includes (a) 26,128,917 shares of our common stock issuable pursuant to RSUs under our 2008 Equity Incentive Award Plan, as amended and restated, or our 2008 Plan, and our terminated plans, (b) 761,031 shares of our common stock issuable pursuant to stock options under our 2008 Plan and our terminated plans, and (c) 207,179 shares of our common stock issuable pursuant to DSUs under our 2008 Plan and a terminated plan. RSUs and DSUs, each represent an unfunded, unsecured right to receive shares of Company common stock (or, with respect to DSUs granted prior to August 1, 2013, the equivalent value thereof in cash or property). The value of RSUs and DSUs varies directly with the price of our common stock.

(2)	Does not include outstanding RSUs or DSUs.
(3)	Includes 8,649,248 shares of our common stock reserved for future issuance under our Employee Stock Purchase Plan as of December 31, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Transactions with Directors and Officers

The Audit Committee reviews and approves all transactions with related persons that are required to be disclosed in this section of our Annual Report on Form 10-K.

Our Board has adopted a written policy for the review of related person transactions. For purposes of the policy, a related person transaction includes transactions in which (1) the amount involved is more than $120,000, (2) eBay is a participant, and (3) any related person has a direct or indirect material interest. The policy defines a “related person” to include directors, nominees for director, executive officers, beneficial holders of more than 5% of eBay’s outstanding common stock and their respective family members. Pursuant to the policy, all related person transactions must be approved by the Audit Committee or, in the event of an inadvertent failure to bring the transaction to the Audit Committee for pre-approval, ratified by the Audit Committee. In the event that a member of the Audit Committee has an interest in a related person transaction, the transaction must be approved or ratified by the disinterested members of the Audit Committee. In deciding whether to approve or ratify a related person transaction, the Audit Committee will consider the following factors:

●	Whether the terms of the transaction are (a) fair to eBay and (b) at least as favorable to eBay as would apply if the transaction did not involve a related person;
●	Whether there are demonstrable business reasons for eBay to enter into the transaction;
●	Whether the transaction would impair the independence of an outside director under eBay’s director independence standards; and
●	Whether the transaction would present an improper conflict of interest for any director or executive officer, taking into account the size of the transaction, the overall financial position of the related person, the direct or indirect nature of the related person’s interest in the transaction and the ongoing nature of any proposed relationship, and any other factors the Audit Committee deems relevant.

We have entered into indemnification agreements with each of our directors and executive officers. These agreements require us to indemnify such individuals, to the fullest extent permitted by Delaware law, for certain liabilities to which they may become subject as a result of their affiliation with eBay.

Since January 1, 2019, there were no related person transactions, and we are not aware of any currently proposed related person transactions, that would require disclosure under SEC rules.

Director Independence

The rules of The Nasdaq Stock Market require listed companies to have a board of directors with at least a majority of independent directors. These rules have both objective tests and a subjective test for determining who is an “independent director.”

Objective tests	The objective tests state, for example, that a director is not considered independent if he or she is an employee of the Company, or is a partner in, or a controlling stockholder or executive officer of, an entity to which the Company made, or from which the Company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year.
Subjective test	The subjective test requires our Board to affirmatively determine that a director does not have a relationship that would interfere with the director’s exercise of independent judgment in carrying out his or her responsibilities.

On a quarterly basis, each member of our Board is required to complete a questionnaire designed to provide information to assist the Board in determining whether the director is independent under the listing standards of The Nasdaq Stock Market and our Corporate Governance Guidelines, and whether members of our Audit Committee and Compensation Committee satisfy additional SEC and Nasdaq independence requirements.

Our Board has adopted guidelines setting forth certain categories of transactions, relationships, and arrangements that it has deemed immaterial for purposes of making its determination regarding a director’s independence, and does not consider any such transactions, relationships, and arrangements in making its subjective determination.

Our Board has determined that 14 of our 15 directors are independent under the listing standards of The Nasdaq Stock Market and under eBay’s Corporate Governance Guidelines. Devin Wenig, who stepped down as President and Chief Executive Officer and as a member of the Board on September 24, 2019, was not an independent director. As previously announced, on April 11, 2020, the Board appointed Jamie Iannone as President and Chief Executive Officer of eBay and also appointed him as a member of the Board, in each case, effective as of April 27, 2020. Mr. Iannone, as CEO of our Company, is not an independent director.

The Board limits membership on the Audit Committee, the Compensation Committee, and the Corporate Governance and Nominating Committee to independent directors.

Our Corporate Governance Guidelines require any director who has previously been determined to be independent to inform the Chairman of the Board and our Corporate Secretary of any change in his or her principal occupation or status as a member of the board of any other public company, including retirement, or any change in circumstance that may cause his or her status as an independent director to change.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit and Other Professional Fees

During the fiscal years ended December 31, 2018 and December 31, 2019, fees for services provided by PwC were as follows (in thousands):

	Year Ended December 31,
	2019	2018
Audit Fees	$14,722	$8,850
Audit-Related Fees	—	1,436
Tax Fees	2,450	1,100
All Other Fees(1)	596	478
Total	$17,768	$11,864
(1)

For 2018 and 2019, includes approximately $0.4 million and $0.5 million, respectively, of lease payments to PwC Russia for office space in Russia pursuant to a sublease arrangement negotiated on an arm’s-length basis.

“Audit Fees” consist of fees incurred for services rendered for the audit of eBay’s annual financial statements, review of financial statements included in eBay’s quarterly reports on Form 10-Q, other services normally provided in connection with statutory and regulatory filings, for attestation services related to compliance with the Sarbanes-Oxley Act of 2002, and services rendered in connection with securities offerings. “Audit-Related Fees” consist of fees incurred for due diligence procedures in connection with acquisitions and divestitures and consultation regarding financial accounting and reporting matters. “Tax Fees” consist of fees incurred for transfer pricing consulting services, tax planning and advisory services, and tax compliance services. “All Other Fees” consist of fees incurred for permitted services not included in the category descriptions provided above with respect to “Audit Fees,” “Audit-Related Fees,” and “Tax Fees,” and include fees for consulting services, compliance-related services, and software licenses, as well as the lease payments described above.

The Audit Committee has determined that the non-audit services rendered by PwC were compatible with maintaining its independence. All such non-audit services were pre-approved by the Audit Committee pursuant to the pre-approval policy set forth below.

Audit Committee Pre-Approval Policy

The Audit Committee has adopted a policy requiring the pre-approval of any non-audit engagement of PwC. In the event that we wish to engage PwC to perform accounting, technical, diligence, or other permitted services not related to the services performed by PwC as our independent registered public accounting firm, our internal finance personnel will prepare a summary of the proposed engagement, detailing the nature of the engagement, the reasons why PwC is the preferred provider of such services, and the estimated duration and cost of the engagement. This information will be provided to our Audit Committee or a designated Audit Committee member, who will evaluate whether the proposed engagement will interfere with the independence of PwC in the performance of its auditing services and decide whether the engagement will be permitted.

On an interim basis, any non-audit engagement may be presented to the Chair of the Audit Committee for approval and to the full Audit Committee at its next regularly scheduled meeting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The information required by this Item is set forth in the Index to Exhibits that precedes the signature page of this Form 10-K/A.

INDEX TO EXHIBITS

		Filed or Furnished with	Incorporated by Reference
No.	Exhibit Description	this 10-K/A	Form	File No.	Date Filed
2.01	Separation and Distribution Agreement by and between Registrant and PayPal Holdings, Inc. dated as of June 26, 2015.		8-K	000-24821	6/30/2015

2.02*	Stock Purchase Agreement, dated as of November 24, 2019 by and among eBay Inc., eBay International AG, PUG LLC, and solely for the purposes set forth therein, Pugnacious Endeavors, Inc.		8-K	001-37713	11/25/2019

3.01	Registrant’s Amended and Restated Certificate of Incorporation.		10-Q	001-37713	7/18/2019

3.02	Registrant’s Amended and Restated Bylaws.		10-Q	001-37713	7/18/2019

4.01	Form of Specimen Certificate for Registrant’s Common Stock.		S-1	333-59097	8/19/1998

4.02	Indenture dated as of October 28, 2010 between Registrant and Wells Fargo Bank, National Association, as trustee.		8-K	000-24821	10/28/2010

4.03	Supplemental Indenture dated as of October 28, 2010 between Registrant and Wells Fargo Bank, National Association, as trustee.		8-K	000-24821	10/28/2010

4.04	Form of 3.250% Note due 2020 (included in Exhibit 4.03).		8-K	000-24821	10/28/2010

4.05	Officer’s Certificate dated July 24, 2012.		8-K	000-24821	7/24/2012

4.06	Forms of 2.600% Note due 2022 and 4.000% Note due 2042 (included in Exhibit 4.05).		8-K	000-24821	7/24/2012

4.07	Officer’s Certificate dated July 28, 2014.		8-K	000-24821	7/28/2014

4.08	Forms of 2.875% Note due 2021 and 3.450% Note due 2024 (included in Exhibit 4.07).		8-K	000-24821	7/28/2014

4.09	Officer’s Certificate dated February 29, 2016.		8-K	000-24821	2/29/2016

4.10	Form of 6.00% Note due 2056 (included in Exhibit 4.09).		8-K	000-24821	2/29/2016

4.11	Officer’s Certificate dated March 9, 2016.		8-K	001-37713	3/9/2016

4.12	Form of 3.800% Note due 2022 (included in Exhibit 4.11).		8-K	001-37713	3/9/2016

4.13	Officer’s Certificate dated June 6, 2017.		8-K	001-37713	6/6/2017

4.14	Form of Floating Rate Note due 2023, 2.150% Note due 2020, 2.750% Note due 2023 and 3.600% Note due 2027 (included in Exhibit 4.13).		8-K	001-37713	6/6/2017

4.15	Description of Securities.		10-K	001-37713	1/31/2020

10.01+	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers.		S-1	333-59097	7/15/1998

10.02+	Registrant’s 2003 Deferred Stock Unit Plan, as amended.		10-K	000-24821	2/28/2007

		Filed or Furnished with	Incorporated by Reference
No.	Exhibit Description	this 10-K/A	Form	File No.	Date Filed
10.03+	Amendment to Registrant’s 2003 Deferred Stock Unit Plan, effective April 2, 2012.		10-Q	000-24821	7/19/2012

10.04+	Form of Director Award Agreement under Registrant’s 2003 Deferred Stock Unit Plan.		10-Q	000-24821	7/19/2012

10.05+	Form of Electing Director Award Agreement under Registrant’s 2003 Deferred Stock Unit Plan.		10-Q	000-24821	7/19/2012

10.06+	Form of New Director Award Agreement under Registrant’s 2003 Deferred Stock Unit Plan.		10-Q	000-24821	7/19/2012

10.07+	Form of 2003 Deferred Stock Unit Plan Restricted Stock Unit Grant Notice and Agreement.		10-Q/A	000-24821	4/24/2008

10.08+	Registrant’s 2008 Equity Incentive Award Plan, as amended and restated.		8-K	001-37713	4/27/2016

10.09+	Form of Restricted Stock Unit Award Agreement under Registrant’s 2003 Deferred Stock Unit Plan and Registrant’s 2008 Equity Incentive Plan.		10-Q	000-24821	7/19/2012

10.10+	Form of Restricted Stock Unit Award Agreement (with Modified Vesting) under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	7/19/2012

10.11+	Form of Stock Option Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	7/19/2012

10.12+	Form of Stock Option Agreement (with Modified Vesting) under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	7/19/2012

10.13+	Form of Director Deferred Stock Unit Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	7/19/2012

10.14+	Amended and Restated eBay Incentive Plan.		8-K	000-24821	5/5/2015

10.15+	eBay Inc. Deferred Compensation Plan, as amended and restated effective April 1, 2018.		10-K	001-37713	1/30/2019

10.16+	eBay Inc. Employee Stock Purchase Plan.		DEF 14A	000-24821	3/19/2012

10.17	Credit Agreement, dated as of November 9, 2015, by and among Registrant, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto.		8-K	000-24821	11/12/2015

10.18+	Form of New Director Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	4/19/2013

10.19+	Form of Director Annual Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	4/19/2013

10.20+	Form of Electing Director Quarterly Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	4/19/2013

10.21+	Form of Performance Share Unit Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	4/19/2013

10.22+	Form of Global Stock Option Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	7/18/2014

		Filed or Furnished with	Incorporated by Reference
No.	Exhibit Description	this 10-K/A	Form	File No.	Date Filed
10.23+	Form of Global Restricted Stock Unit Agreement (and Performance-Based Restricted Stock Unit Agreement) under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	7/18/2014

10.24+	Form of Performance Based Restricted Stock Unit Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	001-37713	4/27/2016

10.25+	Form of Stock Payment Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	001-37713	7/21/2016

10.26+	Form of Director Restricted Stock Unit Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	001-37713	7/21/2016

10.27+	Form of Performance Based Restricted Stock Unit Award Grant Notice and Performance Based Restricted Stock Unit Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-K	001-37713	1/30/2019

10.28+	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-K	001-37713	1/30/2019

10.29+	Notice Regarding Payment of Dividend Equivalents on Restricted Stock Units and Performance-Based Restricted Stock Units under Registrant’s 2008 Equity Incentive Award Plan.		10-K	001-37713	1/30/2019

10.30+	Letter Agreement dated September 29, 2014 between Registrant and Devin Wenig.		10-Q	000-24821	10/16/2014

10.31+	Amended and Restated eBay Inc. Change in Control Severance Plan for Key Employees, effective January 1, 2016.		10-Q	001-37713	4/27/2016

10.32	Amendment dated June 30, 2016, to the Operating Agreement by and among Registrant, eBay International AG, PayPal Holdings, Inc., PayPal, Inc., PayPal Pte. Ltd. and PayPal Payments Pte. Holdings S.C.S.		10-Q	001-37713	7/21/2016

10.33+	Operating Agreement, dated as of July 17, 2015, by and among Registrant, eBay International AG, PayPal Holdings, Inc., PayPal, Inc., PayPal Pte. Ltd. and PayPal Payments Pte. Holdings S.C.S.		8-K	000-24821	7/20/2015

10.34	Transition Services Agreement, dated as of July 17, 2015, by and between Registrant and PayPal Holdings, Inc.		8-K	000-24821	7/20/2015

10.35+	Tax Matters Agreement, dated as of July 17, 2015, by and between Registrant and PayPal Holdings, Inc.		8-K	000-24821	7/20/2015

10.36+	Employee Matters Agreement, dated as of July 17, 2015, by and between Registrant and PayPal Holdings, Inc.		8-K	000-24821	7/20/2015

10.37+	Intellectual Property Matters Agreement, dated as of July 17, 2015, by and among Registrant, eBay International AG, PayPal Holdings, Inc., PayPal, Inc., PayPal Pte. Ltd. and PayPal Payments Pte. Holdings S.C.S.		8-K	000-24821	7/20/2015

10.38+	Letter dated September 30, 2014 from Registrant to Scott Schenkel.		10-Q	000-24821	7/21/2015

10.39+	Offer Letter dated April 2, 2015 between Registrant and Marie Oh Huber.		10-Q	001-37713	4/27/2016

		Filed or Furnished with	Incorporated by Reference
No.	Exhibit Description	this 10-K/A	Form	File No.	Date Filed
10.40	Cooperation Agreement, dated February 28, 2019, by and among Elliott Associates, L.P., Elliott International, L.P., Elliott International Capital Advisors Inc. and Registrant.		8-K	001-37713	2/28/2019

10.41	Agreement, dated February 28, 2019 by and among Starboard Value LP and affiliates and Registrant.		8-K	001-37713	2/28/2019

10.42+	Offer Letter dated February 1, 2017, between Registrant and Wendy Jones.		10-Q	001-37713	7/18/2019

10.43+	Offer Letter dated July 3, 2018, between Registrant and Wendy Jones.		10-Q	001-37713	7/18/2019

10.44+	Amended and Restated eBay Inc., SVP and Above Standard Severance Plan, effective September 18, 2019.		10-Q	001-37713	10/24/2019

10.45+	Letter Agreement between Devin N. Wenig and eBay Inc., dated September 24, 2019.		8-K	001-37713	9/25/2019

10.46+	Letter Agreement between Scott Schenkel and eBay Inc., dated October 11, 2019.		8-K	001-37713	10/16/2019

10.47+	Letter Agreement between Andrew Cring and eBay Inc., dated October 11, 2019.		8-K	001-37713	10/16/2019

10.48+	Offer Letter dated June 25, 2019 between Registrant and Jae Hyun Lee.		10-Q	001-37713	10/24/2019

21.01	List of Subsidiaries.		10-K	001-37713	1/30/2020

23.01	PricewaterhouseCoopers LLP consent.		10-K	001-37713	1/30/2020

24.01	Power of Attorney (see signature page of Original 2019 Form 10-K).		10-K	001-37713	1/30/2020

31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002, dated January 31, 2020.		10-K	001-37713	1/30/2020

31.02	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002, dated January 31, 2020.		10-K	001-37713	1/30/2020

31.03	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002, dated April 24, 2020.	X

31.04	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002, dated April 24, 2020.	X

32.01	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.		10-K	001-37713	1/30/2020

32.02	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.		10-K	001-37713	1/30/2020

		Filed or Furnished with	Incorporated by Reference
No.	Exhibit Description	this 10-K/A	Form	File No.	Date Filed
101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.		10-K	001-37713	1/30/2020

101.SCH	Inline XBRL Taxonomy Extension Schema Document		10-K	001-37713	1/30/2020

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document		10-K	001-37713	1/30/2020

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document		10-K	001-37713	1/30/2020

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document		10-K	001-37713	1/30/2020

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document		10-K	001-37713	1/30/2020

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

*

Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission upon request.

+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 2020.

eBay Inc.

By:	/s/ Andy Cring
Andy Cring
Interim Chief Financial Officer