Form 10-Q
period 2020-03-31
EBAY INC
filed 2020-04-30
CIK 1065088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒
As of April 27, 2020, there were 700,853,258 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
eBay Inc.
CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2020	December 31, 2019
	(In millions, except par value)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$880	$923
Short-term investments	3,550	1,850
Accounts receivable, net of allowance for doubtful accounts of $127 and $100	635	691
Other current assets	1,183	1,101
Current assets of discontinued operations	—	141
Total current assets	6,248	4,706
Long-term investments	1,077	1,305
Property and equipment, net	1,409	1,484
Goodwill	4,850	4,929
Intangible assets, net	50	62
Operating lease right-of-use assets	598	599
Deferred tax assets	4,287	4,369
Other assets	410	414
Long-term assets of discontinued operations	—	306
Total assets	$18,929	$18,174
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$1,015	$1,022
Accounts payable	268	251
Accrued expenses and other current liabilities	2,175	2,189
Deferred revenue	108	135
Income taxes payable	1,107	210
Current liabilities of discontinued operations	—	259
Total current liabilities	4,673	4,066
Operating lease liabilities	456	472
Deferred tax liabilities	2,619	2,646
Long-term debt	7,724	6,738
Other liabilities	1,342	1,356
Long-term liabilities of discontinued operations	—	26
Total liabilities	16,814	15,304
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value; 3,580 shares authorized; 701 and 796 shares outstanding	2	2
Additional paid-in capital	15,723	16,126
Treasury stock at cost, 995 and 897 shares	(34,946)	(31,396)
Retained earnings	21,051	17,754
Accumulated other comprehensive income	285	384
Total stockholders’ equity	2,115	2,870
Total liabilities and stockholders’ equity	$18,929	$18,174

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended March 31,
	2020	2019
	(In millions, except per share amounts)
	(Unaudited)
Net revenues	$2,374	$2,413
Cost of net revenues	526	539
Gross profit	1,848	1,874
Operating expenses:
Sales and marketing	607	647
Product development	267	272
General and administrative	234	284
Provision for transaction losses	102	67
Amortization of acquired intangible assets	9	11
Total operating expenses	1,219	1,281
Income from operations	629	593
Interest and other, net	2	64
Income from continuing operations before income taxes	631	657
Income tax provision	(146)	(141)
Income from continuing operations	485	516
Income from discontinued operations, net of income taxes	2,927	2
Net income	$3,412	$518

Income per share - basic:
Continuing operations	$0.64	$0.58
Discontinued operations	3.89	—
Net income per share - basic	$4.53	$0.58

Income per share - diluted:
Continuing operations	$0.64	$0.57
Discontinued operations	3.87	—
Net income per share - diluted	$4.51	$0.57

Weighted-average shares:
Basic	753	900
Diluted	757	908

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2020	2019
	(In millions)
	(Unaudited)
Net income	$3,412	$518
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation gains (losses)	(113)	(32)
Unrealized gains (losses) on investments, net	(31)	40
Tax benefit (expense) on unrealized gains (losses) on investments, net	8	(10)
Unrealized gains (losses) on hedging activities, net	47	(41)
Tax benefit (expense) on unrealized gains (losses) on hedging activities, net	(10)	9
Other comprehensive income (loss), net of tax	(99)	(34)
Comprehensive income (loss)	$3,313	$484

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Three Months Ended March 31,
	2020	2019
	(In millions)
	(Unaudited)
Common stock:
Balance, beginning of period	$2	$2
Common stock issued	—	—
Common stock repurchased/forfeited	—	—
Balance, end of period	2	2
Additional paid-in-capital:
Balance, beginning of period	16,126	15,716
Common stock and stock-based awards issued	4	3
Tax withholdings related to net share settlements of restricted stock units and awards	(40)	(54)
Stock-based compensation	94	121
Forward contract for share repurchase	(450)	—
Other	(11)	(1)
Balance, end of period	15,723	15,785
Treasury stock at cost:
Balance, beginning of period	(31,396)	(26,394)
Common stock repurchased	(3,550)	(1,501)
Balance, end of period	(34,946)	(27,895)
Retained earnings:
Balance, beginning of period	17,754	16,459
Net income	3,412	518
Dividends and dividend equivalents declared	(115)	(130)
Balance, end of period	21,051	16,847
Accumulated other comprehensive income:
Balance, beginning of period	384	498
Foreign currency translation adjustment	(113)	(32)
Change in unrealized gains (losses) on investments	(31)	40
Change in unrealized gains (losses) on derivative instruments	47	(41)
Tax benefit (provision) on above items	(2)	(1)
Balance, end of period	285	464
Total stockholders’ equity	$2,115	$5,203

Dividends and dividend equivalents declared per share or restricted stock unit	$0.16	$0.14

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2020	2019
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income	$3,412	$518
(Income) loss from discontinued operations, net of income taxes	(2,927)	(2)
Adjustments:
Provision for transaction losses	102	67
Depreciation and amortization	147	162
Stock-based compensation	100	112
(Gain) loss on investments, net	(38)	1
Deferred income taxes	52	21
Change in fair value of warrant	(12)	(113)
Changes in assets and liabilities, net of acquisition effects	(134)	(194)
Net cash provided by continuing operating activities	702	572
Net cash provided by (used in) discontinued operating activities	(110)	(22)
Net cash provided by operating activities	592	550
Cash flows from investing activities:
Purchases of property and equipment	(98)	(180)
Purchases of investments	(10,705)	(11,915)
Maturities and sales of investments	9,195	12,747
Acquisitions, net of cash acquired	—	(93)
Other	39	12
Net cash provided by (used in) continuing investing activities	(1,569)	571
Net cash provided by (used in) discontinued investing activities	4,075	(13)
Net cash provided by investing activities	2,506	558
Cash flows from financing activities:
Proceeds from issuance of common stock	5	5
Repurchases of common stock	(3,997)	(1,431)
Payments for taxes related to net share settlements of restricted stock units and awards	(40)	(54)
Payments for dividends	(114)	(125)
Proceeds from issuance of long-term debt, net	994	—
Other	(9)	—
Net cash provided by (used in) continuing financing activities	(3,161)	(1,605)
Net cash provided by (used in) discontinued financing activities	—	—
Net cash used in financing activities	(3,161)	(1,605)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(34)	(10)
Net increase (decrease) in cash, cash equivalents and restricted cash	(97)	(507)
Cash, cash equivalents and restricted cash at beginning of period	996	2,219
Cash, cash equivalents and restricted cash at end of period	$899	$1,712
Less: Cash, cash equivalents and restricted cash of discontinued operations	—	31
Cash, cash equivalents and restricted cash of continuing operations at end of period	$899	$1,681

Supplemental cash flow disclosures:
Cash paid for:
Interest	$90	$107
Interest on finance lease obligations	$3	$—
Income taxes	$63	$93

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — The Company and Summary of Significant Accounting Policies

The Company

eBay Inc. is a global commerce leader, which includes our Marketplace and Classifieds platforms. Founded in 1995 in San Jose, California, eBay is one of the world’s largest and most vibrant marketplaces for discovering great value and unique selection. Collectively, we connect millions of buyers and sellers around the world, empowering people and creating opportunity. Our technologies and services are designed to give buyers choice and a breadth of relevant inventory and to enable sellers worldwide to organize and offer their inventory for sale, virtually anytime and anywhere.

When we refer to “we,” “our,” “us,” the “Company” or “eBay” in this Quarterly Report on Form 10-Q, we mean the current Delaware corporation (eBay Inc.) and its consolidated subsidiaries, unless otherwise expressly stated or the context otherwise requires.

On February 13, 2020, we completed the previously announced sale of our StubHub business to an affiliate of viagogo. Beginning in the first quarter of 2020, StubHub’s financial results for periods prior to the sale have been reflected in our condensed consolidated statement of income as discontinued operations. Additionally, the related assets and liabilities associated with the discontinued operations in the prior year are classified as discontinued operations in our condensed consolidated balance sheet. See “Note 4 – Discontinued Operations” for additional information.

We have two reportable segments to reflect the way management and our chief operating decision maker (“CODM”) review and assess performance of the business. During the first quarter of 2020, we classified the results of our previously reported StubHub segment as discontinued operations in our condensed consolidated statement of income for all prior periods presented. Our two reportable segments are Marketplace and Classifieds. Marketplace includes our online marketplace located at www.ebay.com, its localized counterparts and the eBay suite of mobile apps. Classifieds includes a collection of brands such as mobile.de, Kijiji, Gumtree, Marktplaats, eBay Kleinanzeigen and others. For further information on our segments, refer to “Note 6 – Segments”. Prior period segment information has been reclassified to conform to the current period segment presentation.

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
election, at cost if it does not have readily determinable fair value, in which case the carrying value would be adjusted upon the occurrence of an observable price change in an orderly transaction for identical or similar instruments or impairment.

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2019. We have evaluated all subsequent events through the date these condensed consolidated financial statements were issued. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the condensed consolidated financial position, results of operations and cash flows for these interim periods.

Significant Accounting Policies

Notwithstanding the addition of policies below for allowance for credit losses, there were no significant changes to our significant accounting policies disclosed in “Note 1 – The Company and Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2019.

Credit losses – Financial assets measured at amortized cost

We are exposed to credit losses primarily through our receivables from sellers or advertisers on our Marketplace and Classifieds platforms, respectively. We develop estimates to reflect the risk of credit loss which are based on historical loss trends adjusted for asset specific attributes, current conditions and reasonable and supportable forecasts of the economic conditions that will exist through the contractual life of the financial asset. Our receivables are recovered over a period of 0-180 days, therefore, forecasted changes to economic conditions are not expected to have a significant effect on the estimate of the allowance for doubtful accounts, except in extraordinary circumstances. We write off the asset when it is no longer deemed collectible or when it goes past due 180 days whichever is earlier, with certain limited exceptions. We monitor our ongoing credit exposure through an active review of collection trends. Our activities include monitoring the timeliness of payment collection, managing dispute resolution and performing timely account reconciliations. We may employ collection agencies to pursue recovery of defaulted receivables. At March 31, 2020, we reported allowances for doubtful accounts of $127 million reflecting an increase of $27 million, net of write-offs of $32 million for the three months ended March 31, 2020.

We are also exposed to credit losses from customer accounts and funds receivable balances held by third party financial institutions. These balances are either held by financial institutions associated with payment intermediation activity and awaiting settlement, or are installment collections from financial institutions. We assess these balances for credit loss based on a review of the average period for which the funds are held, credit ratings of the financial institutions and by assessing the probability of default and loss given default models. At March 31, 2020, we did not record any credit-related loss.

Credit losses – Available-for-sale debt securities

We periodically assess our portfolio of debt investments for impairment. For debt securities in an unrealized loss position, this assessment first takes into account our intent to sell, or whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of these criteria are met, the debt security’s amortized cost basis is written down to fair value through interest and other, net.

For debt securities in an unrealized loss position that do not meet the aforementioned criteria, we assess whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss may exist, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses will be recorded through interest and other, net, limited by the amount that the fair value is less than the amortized cost basis. Any additional impairment not recorded through an allowance for credit losses is recognized in other comprehensive income.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Recently Adopted Accounting Pronouncements

In 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance that requires credit losses on financial assets measured at amortized cost basis to be presented at the net amount expected to be collected, not based on incurred losses. Further, credit losses on available-for-sale debt securities should be recorded through an allowance for credit losses limited to the amount by which fair value is below amortized cost. This standard impacts the Company’s accounting for allowances for doubtful accounts, available-for-sale securities and other assets subject to credit risk. In preparation for the adoption of this standard, we have updated our credit loss models as needed. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We adopted this guidance in the first quarter of 2020 with no material impact on our condensed consolidated financial statements.

In 2017, the FASB issued new guidance to simplify the subsequent measurement of goodwill by removing the requirement to perform a hypothetical purchase price allocation to compute the implied fair value of goodwill to measure impairment. Instead, any goodwill impairment will equal the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Further, the guidance eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. This standard is effective for annual or any interim goodwill impairment test in fiscal years beginning after December 15, 2019. We adopted this guidance in the first quarter of 2020 with no material impact on our condensed consolidated financial statements.

In 2018, the FASB issued new guidance on a customer's accounting for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement that is hosted by the vendor (i.e., a service contract). Under the new guidance, customers will apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. This standard is effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those fiscal years. We adopted this guidance prospectively in the first quarter of 2020 with no material impact on our condensed consolidated financial statements.

In 2018, the FASB issued new guidance to clarify the interaction between Collaborative Arrangements and Revenue from Contracts with Customers standards. The guidance (1) clarifies that certain transactions between collaborative arrangement participants should be accounted for under revenue guidance; (2) adds unit of account guidance to the collaborative arrangement guidance to align with the revenue standard; and (3) clarifies presentation guidance for transactions with a collaborative arrangement participant that is not accounted for under the revenue standard. The guidance is effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those annual reporting periods. We adopted this guidance in the first quarter of 2020 with no material impact on our condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In 2019, the FASB issued new guidance to simplify the accounting for income taxes by removing certain exceptions to the general principles and also simplification of areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements and interim recognition of enactment of tax laws or rate changes. The standard will be effective for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those fiscal years. We are evaluating the impact of adopting this new accounting guidance on our condensed consolidated financial statements.

In 2019, the FASB issued new guidance to decrease diversity in practice and increase comparability for the accounting of certain equity securities and investments under the equity method of accounting. The standard will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 31, 2020. We are evaluating the impact of adopting this new guidance on our condensed consolidated financial statements.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 2 — Net Income Per Share

Basic net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding options and equity incentive awards is reflected in diluted net income per share by application of the treasury stock method. The calculation of diluted net income per share excludes all anti-dilutive common shares. The following table sets forth the computation of basic and diluted net income per share for the three months ended March 31, 2020 and 2019 (in millions, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Numerator:
Income from continuing operations	$485	$516
Income from discontinued operations, net of income taxes	2,927	2
Net income	$3,412	$518
Denominator:
Weighted average shares of common stock - basic	753	900
Dilutive effect of equity incentive awards	4	8
Weighted average shares of common stock - diluted	757	908

Income per share - basic:
Continuing operations	$0.64	$0.58
Discontinued operations	3.89	—
Net income per share - basic	$4.53	$0.58
Income per share - diluted:
Continuing operations	$0.64	$0.57
Discontinued operations	3.87	—
Net income per share - diluted	$4.51	$0.57
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	15	11

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 3 — Business Combinations

Motors.co.uk

In February 2019, we completed our acquisition of the U.K.-based classifieds site, Motors.co.uk, for $93 million in cash. We believe the acquisition will increase our international presence and give buyers access to more listings.

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

Note 4 — Discontinued Operations

StubHub

On February 13, 2020, we completed the previously announced sale of our StubHub business to an affiliate of viagogo for a purchase price of $4.05 billion in cash, subject to certain adjustments specified in the purchase agreement, including adjustments for indebtedness, cash, working capital and transaction expenses of StubHub at the closing of the transaction. The sale was completed for $4.1 billion in proceeds ($3.2 billion, net of income taxes of $900 million) and a pre-tax gain of $3.9 billion upon closing within income from discontinued operations, both subject to working capital adjustments.

At December 31, 2019, our StubHub segment did not meet the criteria for assets held for sale due to uncertainty that closing conditions of the sale, such as the buyer obtaining debt and equity financing, would be met on a timely basis. Upon the completion of the sale in the first quarter of 2020, we classified the results of our previous StubHub segment as discontinued operations in our condensed consolidated statement of income, condensed consolidated balance sheet and condensed consolidated statement of cash flows for all prior periods presented.

In connection with the sale of StubHub, we entered into a transition service agreement (“TSA”) with viagogo pursuant to which we will provide services, including, but not limited to, business support services for StubHub after the divestiture for fees of $40 million. These agreements commenced with the close of the transaction and have minimum initial terms ranging from 12 to 18 months and can be extended by viagogo for a maximum of 12 months.

The financial results of StubHub are presented as income from discontinued operations, net of income taxes in our condensed consolidated statement of income. The following table presents financial results from discontinued operations (in millions):

	Three Months Ended March 31,
	2020 (1)	2019
StubHub income from discontinued operations, net of income taxes	$2,928	$5
PayPal and Enterprise (loss) from discontinued operations, net of income taxes	(1)	(3)
Income from discontinued operations, net of income taxes	2,927	2
(1) Includes StubHub financial results from January 1, 2020 to February 13, 2020, in addition to the gain on sale recorded during the three months ended March 31, 2020.

The following table presents cash flows for StubHub (in millions):

	Three Months Ended March 31,
	2020 (1)	2019
Net cash (used in) discontinued operating activities	$(110)	$(22)
Net cash provided by (used in) discontinued investing activities	$4,075	$(13)
(1) Includes StubHub financial results from January 1, 2020 to February 13, 2020, in addition to the gain on sale recorded during the three months ended March 31, 2020.

The financial results of StubHub are presented as income from discontinued operations, net of income taxes on our condensed consolidated statement of income. The following table presents the financial results of StubHub (in millions):

	Three Months Ended March 31,
	2020(1)	2019
Net revenues	$100	$230
Cost of net revenues	31	62
Gross profit	69	168
Operating expenses:
Sales and marketing	51	95
Product development	29	25
General and administrative	33	25
Provision for transaction losses	3	5
Amortization of acquired intangible assets	1	2
Total operating expenses	117	152
Income (loss) from operations of discontinued operations	(48)	16
Pre-tax gain on sale	3,876	—
Income from discontinued operations before income taxes	3,828	16
Income tax provision	(900)	(11)
Income from discontinued operations, net of income taxes	$2,928	$5
(1) Includes StubHub financial results from January 1, 2020 to February 13, 2020, in addition to the gain on sale recorded during the three months ended March 31, 2020.

For the three months ended March 31, 2020 and 2019, the loss from discontinued operations related to PayPal and Enterprise was immaterial.

The following table presents the aggregate carrying amounts of the classes of assets and liabilities of discontinued operations in the condensed consolidated balance sheet (in millions):

December 31, 2019
Carrying amounts of assets included as part of discontinued operations:
Cash and cash equivalents	$52
Accounts receivable, net	9
Other current assets	80
Total current assets of discontinued operations	$141
Long-term investments	11
Property and equipment, net	26
Goodwill	224
Intangible assets, net	5
Operating lease right-of-use assets	29
Deferred tax assets	8
Other assets	3
Total long-term assets of discontinued operations	$306

Carrying amounts of liabilities included as part of discontinued operations:
Accounts payable	$19
Accrued expenses and other current liabilities	215
Deferred revenue	23
Income taxes payable	2
Total current liabilities of discontinued operations	$259
Operating lease liabilities	20
Other liabilities	6
Total long-term liabilities of discontinued operations	$26

Note 5 — Goodwill and Intangible Assets

Goodwill

The following table presents goodwill activity by reportable segment during the three months ended March 31, 2020 (in millions):

	December 31, 2019	Goodwill Acquired	Adjustments	March 31, 2020
Marketplace	$4,533	$—	$(74)	$4,459
Classifieds	396	—	(5)	391
Total	$4,929	$—	$(79)	$4,850

The adjustments to goodwill during the three months ended March 31, 2020 were primarily due to foreign currency translation.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Intangible Assets

The components of identifiable intangible assets are as follows (in millions, except years):

	March 31, 2020				December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Intangible assets:
Customer lists and user base	$424	$(382)	$42	5	$432	$(383)	$49	5
Marketing related	477	(473)	4	5	491	(486)	5	5
Developed technologies	232	(229)	3	3	235	(230)	5	3
All other	161	(160)	1	4	161	(158)	3	4
Total	$1,294	$(1,244)	$50		$1,319	$(1,257)	$62

Amortization expense for intangible assets was $10 million and $13 million for the three months ended March 31, 2020 and 2019, respectively.

Expected future intangible asset amortization as of March 31, 2020 is as follows (in millions):

Remaining 2020	$28
2021	18
2022	2
2023	2
2024	—
Total	$50

Note 6 — Segments

We have two reportable segments to reflect the way management and our CODM review and assess performance of the business. During the first quarter of 2020, we classified the results of our previous StubHub segment as discontinued operations in our condensed consolidated statement of income for all prior periods presented. Our two reportable segments are Marketplace and Classifieds. Marketplace includes our online marketplace located at www.ebay.com, its localized counterparts and the eBay suite of mobile apps. Classifieds includes a collection of brands such as mobile.de, Kijiji, Gumtree, Marktplaats, eBay Kleinanzeigen and others. The accounting policies of our segments are the same as those described in “Note 1 – The Company and Summary of Significant Accounting Policies”. Prior period segment information has been reclassified to conform to the current period segment presentation.

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Segment net revenue and operating income were as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Net Revenues
Marketplace
Net transaction revenues	$1,900	$1,885
Marketing services and other revenues	230	277
Total Marketplace	2,130	2,162

Classifieds (1)	248	256

Elimination of inter-segment net revenue (2)	(4)	(5)
Total consolidated net revenue	$2,374	$2,413

Operating income (loss)
Marketplace	$761	$769
Classifieds	83	91
Corporate and other costs	(215)	(267)
Total operating income	629	593
Interest and other, net	2	64
Income before income taxes	$631	$657

(1)Classifieds net revenues consists entirely of marketing services and other revenue.
(2)Represents revenue generated between our reportable segments.

The following table summarizes the allocation of net revenues based on geography (in millions):

	Three Months Ended March 31,
	2020	2019
U.S.	$822	$842
Germany	357	384
United Kingdom	348	353
South Korea	312	297
Rest of world	535	537
Total net revenues	$2,374	$2,413

Net revenues, inclusive of the effects of foreign exchange during each period, are attributed to U.S. and international geographies primarily based upon the country in which the seller, platform that displays advertising, other service provider or customer, as the case may be, is located.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 7 — Investments

The following tables summarize the unrealized gains and losses and estimated fair value of our investments classified as available-for-sale (in millions):

	March 31, 2020
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Restricted cash	$19	$—	$—	$19
Corporate debt securities	3,436	1	(6)	3,431
Government and agency securities	100	—	—	100
	$3,555	$1	$(6)	$3,550
Long-term investments:
Corporate debt securities	765	—	(21)	744
	$765	$—	$(21)	$744

	December 31, 2019
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Restricted cash	$21	$—	$—	$21
Corporate debt securities	1,653	1	—	1,654
Government and agency securities	175	—	—	175
	$1,849	$1	$—	$1,850
Long-term investments:
Corporate debt securities	957	4	—	961
	$957	$4	$—	$961

Investments classified as available-for-sale are carried at fair value with changes reflected in other comprehensive income. Where there is an intention or a requirement to sell an impaired available-for-sale debt security, the entire impairment is recognized in earnings with a corresponding adjustment to the amortized cost basis of the security. We presently do not intend to sell any of the securities in an unrealized loss position and expect to realize the full value of all these investments upon maturity or sale.

We regularly review investment securities for credit impairment using both qualitative and quantitative criteria. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses will be recorded through interest and other, net for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. We did not recognize any credit-related impairment through an allowance for credit losses as of March 31, 2020.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investment securities in a continuous loss position for less than 12 months had an estimated fair value of $2.7 billion and $28 million of unrealized losses as of March 31, 2020, and an estimated fair value of $774 million and an immaterial amount of unrealized losses as of December 31, 2019. As of March 31, 2020 there were no investment securities in a continuous loss position for greater than 12 months. Investment securities in a continuous loss position for greater than 12 months had an estimated fair value of $92 million and an immaterial amount of unrealized losses as of December 31, 2019. Refer to “Note 16 – Accumulated Other Comprehensive Income” for amounts reclassified to earnings from unrealized gains and losses.

The estimated fair values of our short-term and long-term investments classified as available-for-sale by date of contractual maturity as of March 31, 2020 are as follows (in millions):

March 31, 2020
One year or less (including restricted cash of $19)	$3,550
One year through two years	501
Two years through three years	243
$4,294
Equity Investments

Our equity investments are reported in long-term investments on our condensed consolidated balance sheet. The following table provides a summary of our equity investments (in millions):

	March 31, 2020	December 31, 2019
Equity investments without readily determinable fair values	$326	$337
Equity investments under the equity method of accounting	7	7
Total equity investments	$333	$344

The following table summarizes the change in total carrying value during the three months ended March 31, 2020 and 2019 related to equity investments without readily determinable fair values still held (in millions):

	Three Months Ended March 31,
	2020	2019
Carrying value, beginning of period	$337	$137
Foreign currency translation and other	(11)	—
Carrying value, end of period	$326	$137

For such equity investments without readily determinable fair values still held at March 31, 2020, cumulative downward adjustments for price changes and impairment was $81 million. There have been no upward adjustments for price changes to our equity investments without readily determinable fair values still held at March 31, 2020.

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

During the first quarter of 2020, we began to hedge the variability of forecasted interest payments on anticipated debt issuance using forward-starting interest rate swaps. The total notional amount of these forward-starting interest swaps was $100 million as of March 31, 2020 with terms calling for us to receive interest at a variable rate and to pay interest at a fixed rate. These interest rate swaps effectively fix the benchmark interest rate and have the economic effect of hedging the variability of forecasted interest payments for up to 10 years on an anticipated debt issuance in 2022, and they will be terminated upon issuance of the debt. Similar to other cash flow hedges, we record changes in the fair value of these interest rate swaps in accumulated other comprehensive income (loss) until the anticipated debt issuance. Upon debt issuance and termination of the derivative instruments, their fair value will be amortized over the term of the new debt to interest expense. We evaluate the effectiveness of interest rate swaps designated as cash flow hedges on a quarterly basis.

We used interest rate swaps to manage interest rate risk on our fixed rate notes issued in July 2014 and maturing in 2019, 2021 and 2024. These interest rate swaps had the economic effect of modifying the fixed interest obligations associated with $2.4 billion of these notes so that the interest payable on these senior notes effectively became variable based on London Interbank Offered Rate (“LIBOR”) plus a spread. There were no interest rate swaps designated as fair value hedges outstanding as of March 31, 2020.

Cash Flow Hedges

For derivative instruments that are designated as cash flow hedges, the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (“AOCI”) and subsequently reclassified into earnings in the same period the forecasted hedged transaction affects earnings. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Unrealized gains and losses in AOCI associated with such derivative instruments are immediately reclassified into earnings. As of March 31, 2020, we have estimated that approximately $38 million of net derivative gains related to our cash flow hedges included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months. We classify cash flows related to our cash flow hedges as operating activities in our condensed consolidated statement of cash flows.

Net Investment Hedges

For derivative instruments that are designated as net investment hedges, the derivative’s gain or loss is initially reported in the translation adjustments component of AOCI and is reclassified to net earnings in the period in which the hedged subsidiary is either sold or substantially liquidated.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Fair Value Hedges

We designated the interest rate swaps used to manage interest rate risk on our fixed rate notes issued in July 2014 and maturing in 2019, 2021 and 2024 as qualifying hedging instruments and accounted for them as fair value hedges. These transactions were designated as fair value hedges for financial accounting purposes because they protected us against changes in the fair value of certain of our fixed rate borrowings due to benchmark interest rate movements. In 2019, $1.15 billion related to our 2.200% senior notes due 2019 of the $2.4 billion aggregate notional amount matured. In addition, during 2019, we terminated the interest rate swaps related to $750 million of our 2.875% senior notes due July 2021 and $500 million of our 3.450% senior notes due July 2024. As a result of the early termination, hedge accounting was discontinued prospectively and the gain on termination was recorded as an increase to the long-term debt balance and is being recognized over the remaining life of the underlying debt as a reduction to interest expense. The gain recognized during the three months ended March 31, 2020 was immaterial.

Non-Designated Hedges

Our derivatives not designated as hedging instruments consist of foreign currency forward contracts that we primarily use to hedge monetary assets or liabilities, including intercompany balances denominated in non-functional currencies. The gains and losses on our derivatives not designated as hedging instruments are recorded in interest and other, net, which are offset by the foreign currency gains and losses on the related assets and liabilities that are also recorded in interest and other, net. We classify cash flows related to our non-designated hedging instruments as operating activities in our condensed consolidated statement of cash flows.

Warrant

We entered into a warrant agreement in conjunction with a commercial agreement with Adyen that, subject to meeting certain conditions, entitles us to acquire a fixed number of shares up to 5% of Adyen’s fully diluted issued and outstanding share capital at a specific date. The warrant has a term of seven years and will vest in a series of four tranches, at a specified price per share (fixed for the first two tranches) upon meeting processing volume milestone targets on a calendar year basis. If and when a relevant milestone is reached, the warrant becomes exercisable with respect to the corresponding tranche of warrant shares up until the warrant expiration date of January 31, 2025. The maximum number of tranches that can vest in one calendar year is two.

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Derivative Contracts

The fair values of our outstanding derivative instruments were as follows (in millions):

	Balance Sheet Location	March 31, 2020	December 31, 2019
Derivative Assets:
Foreign exchange contracts designated as cash flow hedges	Other Current Assets	$70	$36
Foreign exchange contracts designated as net investment hedges	Other Current Assets	4	—
Foreign exchange contracts not designated as hedging instruments	Other Current Assets	23	15
Warrant	Other Assets	293	281
Foreign exchange contracts designated as cash flow hedges	Other Assets	24	15
Total derivative assets		$414	$347

Derivative Liabilities:
Foreign exchange contracts designated as cash flow hedges	Other Current Liabilities	$2	$2
Foreign exchange contracts designated as net investment hedges	Other Current Liabilities	1	2
Foreign exchange contracts not designated as hedging instruments	Other Current Liabilities	18	19
Total derivative liabilities		$21	$23

Total fair value of derivative instruments		$393	$324

Under the master netting agreements with the respective counterparties to our derivative contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis on our condensed consolidated balance sheet. As of March 31, 2020, the potential effect of rights of set-off associated with the foreign exchange contracts would be an offset to both assets and liabilities by $21 million, resulting in net derivative assets of $100 million and net derivative liabilities of zero.

Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following tables present the activity of derivative instruments designated as cash flow hedges as of March 31, 2020 and December 31, 2019, and the impact of these derivative contracts on AOCI for the three months ended March 31, 2020 and 2019 (in millions):

	December 31, 2019	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Less: Amount of Gain (Loss) Reclassified From AOCI to Earnings	March 31, 2020
Foreign exchange contracts designated as cash flow hedges	$(9)	$47	$—	$38

	December 31, 2018	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Less: Amount of Gain (Loss) Reclassified From AOCI to Earnings	March 31, 2019
Foreign exchange contracts designated as cash flow hedges	$68	$(21)	$20	$27

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Effect of Derivative Contracts on Condensed Consolidated Statement of Income

The following table provides a summary of the total gain (loss) recognized in the condensed consolidated statement of income from our foreign exchange derivative contracts by location (in millions):

	Three Months Ended March 31,
	2020	2019
Foreign exchange contracts designated as cash flow hedges recognized in net revenues	$1	$20
Foreign exchange contracts not designated as hedging instruments recognized in interest and other, net	9	(5)
Total gain (loss) recognized from foreign exchange derivative contracts in the condensed consolidated statement of income	$10	$15

The following table provides a summary of the total gain (loss) recognized in the condensed consolidated statement of income from our interest rate derivative contracts by location (in millions):

	Three Months Ended March 31,
	2020	2019
Gain (loss) from interest rate contracts designated as fair value hedges recognized in interest and other, net	$—	$15
Gain (loss) from hedged items attributable to hedged risk recognized in interest and other, net	—	(15)
Total gain (loss) recognized from interest rate derivative contracts in the condensed consolidated statement of income	$—	$—

The following table provides a summary of the total gain (loss) recognized in the condensed consolidated statement of income due to changes in the fair value of the warrant (in millions):

	Three Months Ended March 31,
	2020	2019
Gain (loss) attributable to changes in the fair value of warrant recognized in interest and other, net	$12	$113

Notional Amounts of Derivative Contracts

Derivative transactions are measured in terms of the notional amount, but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. The notional amount is generally not exchanged, but is used only as the basis on which the value of foreign exchange payments under these contracts are determined. The following table provides the notional amounts of our outstanding derivatives (in millions):

	March 31, 2020	December 31, 2019
Foreign exchange contracts designated as cash flow hedges	$2,023	$1,983
Foreign exchange contracts designated as net investment hedges	165	200
Foreign exchange contracts not designated as hedging instruments	2,006	2,439
Interest rate contracts designated as cash flow hedges	100	—
Total	$4,294	$4,622

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

Note 9 — Fair Value Measurement of Assets and Liabilities

The following tables present our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$880	$780	$100	$—
Short-term investments:
Restricted cash	19	19	—	—
Corporate debt securities	3,431	—	3,431	—
Government and agency securities	100	—	100	—
Total short-term investments	3,550	19	3,531	—
Derivatives	414	—	121	293
Long-term investments:
Corporate debt securities	744	—	744	—
Total long-term investments	744	—	744	—
Total financial assets	$5,588	$799	$4,496	$293

Liabilities:
Derivatives	$21	$—	$21	$—

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$923	$923	$—	$—
Short-term investments:
Restricted cash	21	21	—	—
Corporate debt securities	1,654	—	1,654	—
Government and agency securities	175	—	175	—
Total short-term investments	1,850	21	1,829	—
Derivatives	347	—	66	281
Long-term investments:
Corporate debt securities	961	—	961	—
Total long-term investments	961	—	961	—
Total financial assets	$4,081	$944	$2,856	$281

Liabilities:
Derivatives	$23	$—	$23	$—

Our financial assets and liabilities are valued using market prices on both active markets (Level 1), less active markets (Level 2) and little or no market activity (Level 3). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. Level 3 instrument valuations typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability. We did not have any transfers of financial instruments between valuation levels during the three months ended March 31, 2020.

The majority of our derivative instruments are valued using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as equity prices, interest rate yield curves, option volatility and currency rates. Our warrant, which is accounted for as a derivative instrument, is valued using a Black-Scholes model. Key assumptions used in the valuation include risk-free interest rates; Adyen’s common stock price, equity volatility and common stock outstanding; exercise price; and details specific to the warrant. The value is also probability adjusted for management’s assumptions with respect to vesting of the four tranches which are each subject to meeting processing volume milestone targets. These assumptions and the probability of meeting processing volume milestone targets may have a significant impact on the value of the warrant. Refer to “Note 8 – Derivative Instruments” for further details on our derivative instruments.

Other financial instruments, including accounts receivable and accounts payable, are carried at cost, which approximates their fair value because of the short-term nature of these instruments.

The following table presents a reconciliation of the opening to closing balance of assets measured using significant unobservable inputs (Level 3) (in millions):

	March 31, 2020	December 31, 2019
Opening balance	$281	$148
Change in fair value	12	133
Closing balance	$293	$281

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following presents quantitative information about Level 3 significant unobservable inputs used in the fair value measurement of the warrant as of March 31, 2020 (in millions):

	Fair value	Valuation technique	Unobservable Input	Range (weighted average)(1)

Warrant	$293	Black-Scholes and Monte Carlo	Probability of vesting	0.0% - 90.0% (69.0%)
			Equity volatility	20.7% - 55.3% (35.0%)
(1) Probability of vesting were weighted by the unadjusted value of the tranches. For volatility, the average represents the arithmetic average of the inputs and is not weighted by the relative fair value or notional amount.

Note 10 — Debt

The following table summarizes the carrying value of our outstanding debt (in millions, except percentages):

	Coupon	As of	Effective	As of	Effective
	Rate	March 31, 2020	Interest Rate	December 31, 2019	Interest Rate
Long-Term Debt
Floating Rate Notes:
Senior notes due 2023	LIBOR plus 0.87%	$400	2.746%	$400	2.913%

Fixed Rate Notes:
Senior notes due 2020	3.250%	500	3.389%	500	3.389%
Senior notes due 2020	2.150%	500	2.344%	500	2.344%
Senior notes due 2021	2.875%	750	2.993%	750	2.993%
Senior notes due 2022	3.800%	750	3.989%	750	3.989%
Senior notes due 2022	2.600%	1,000	2.678%	1,000	2.678%
Senior notes due 2023	2.750%	750	2.866%	750	2.866%
Senior notes due 2024	3.450%	750	3.531%	750	3.531%
Senior notes due 2025	1.900%	500	2.082%	—	—%
Senior notes due 2027	3.600%	850	3.689%	850	3.689%
Senior notes due 2030	2.700%	500	2.788%	—	—%
Senior notes due 2042	4.000%	750	4.114%	750	4.114%
Senior notes due 2056	6.000%	750	6.547%	750	6.547%
Total senior notes		8,750		7,750
Hedge accounting fair value adjustments (1)		14		15
Unamortized discount and debt issuance costs		(53)		(44)
Other long-term borrowings		13		17
Less: Current portion of long-term debt		(1,000)		(1,000)
Total long-term debt		7,724		6,738

Short-Term Debt
Current portion of long-term debt		1,000		1,000
Unamortized discount and debt issuance costs		—		(1)
Other short-term borrowings		15		23
Total short-term debt		1,015		1,022
Total Debt		$8,739		$7,760
(1) Includes the fair value adjustments to debt associated with terminated interest rate swaps which are being recorded as a reduction to interest expense over the remaining term of the related notes.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Senior Notes

In March 2020, we issued senior unsecured notes, or senior notes, in an aggregate principal amount of $1 billion. The issuance consisted of $500 million of 1.900% fixed rate notes due 2025 and $500 million of 2.700% fixed rate notes due 2030.

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

If a change of control triggering event (as defined in the applicable senior notes) occurs with respect to the 2.150% fixed rate notes due 2020, the 3.800% fixed rate notes due 2022, the floating rate notes due 2023, the 2.750% fixed rate notes due 2023, the 1.900% fixed rate notes due 2025, the 3.600% fixed rate notes due 2027, the 2.700% fixed rate notes due 2030 or the 6.000% fixed rate notes due 2056, we must, subject to certain exceptions, offer to repurchase all of the notes of the applicable series at a price equal to 101% of the principal amount, plus accrued and unpaid interest.

The indenture pursuant to which the senior notes were issued includes customary covenants that, among other things and subject to exceptions, limit our ability to incur, assume or guarantee debt secured by liens on specified assets or enter into sale and lease-back transactions with respect to specified properties, and also includes customary events of default with customary grace periods in certain circumstances, including payment defaults and bankruptcy-related defaults.

To help achieve our interest rate risk management objectives, in connection with the previous issuance of certain senior notes, we entered into interest rate swap agreements that effectively converted $2.4 billion of our fixed rate notes to floating rate debt based on LIBOR plus a spread. These swaps were designated as fair value hedges against changes in the fair value of certain fixed rate senior notes resulting from changes in interest rates. The gains and losses related to changes in the fair value of interest rate swaps substantially offset changes in the fair value of the hedged portion of the underlying debt that are attributable to changes in market interest rates. In 2019, $1.15 billion related to our 2.200% senior notes of the $2.4 billion aggregate notional amount matured. In addition, during 2019, we terminated the interest rate swaps related to $750 million of our 2.875% senior notes due July 2021 and $500 million of our 3.450% senior notes due July 2024. As a result of the early termination, hedge accounting was discontinued prospectively and the gain on termination was recorded as an increase to the long-term debt balance and is being recognized over the remaining life of the underlying debt as a reduction to interest expense. The gain recognized during the three months ended March 31, 2020 was immaterial.

The effective interest rates for our senior notes include the interest payable, the amortization of debt issuance costs and the amortization of any original issue discount on these senior notes. Interest on these senior notes is payable either quarterly or semiannually. Interest expense associated with these senior notes, including amortization of debt issuance costs, was approximately $70 million and $80 million during the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020 and December 31, 2019, the estimated fair value of these senior notes, using Level 2 inputs, was approximately $8.7 billion and $7.9 billion, respectively.

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. As of March 31, 2020, there were no commercial paper notes outstanding.

Credit Agreement

In March 2020, we entered into a credit agreement that provides for an unsecured $2 billion five-year credit facility. We may also, subject to the agreement of the applicable lenders, increase commitments under the revolving

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
credit facility by up to $1 billion. Funds borrowed under the credit agreement may be used for working capital, capital expenditures, acquisitions and other general corporate purposes. The credit agreement replaced our prior $2 billion unsecured revolving credit agreement dated November 2015, which was terminated effective March 2020.

As of March 31, 2020, no borrowings were outstanding under our $2 billion credit agreement. However, as described above, we have an up to $1.5 billion commercial paper program and are required to maintain available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due, in an aggregate amount of $1.5 billion. However as of March 31, 2020, no borrowings were outstanding under our commercial paper program; therefore, $2 billion of borrowing capacity was available for other purposes permitted by the credit agreement, subject to customary conditions to borrowing. The credit agreement includes a covenant limiting our consolidated leverage ratio to no more than 4.0:1.0, subject to, upon the occurrence of a qualified material acquisition, if so elected by us, a step-up to 4.5:1.0 for the four fiscal quarters completed following such qualified material acquisition. The credit agreement includes customary events of default, with corresponding grace periods in certain circumstances, including payment defaults, cross-defaults and bankruptcy-related defaults. In addition, the credit agreement contains customary affirmative and negative covenants, including restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case, subject to customary exceptions. The credit agreement also contains customary representations and warranties.

We were in compliance with all covenants in our outstanding debt instruments during the three months ended March 31, 2020.

Note 11 — Balance Sheet Components

Contract Balances

Accounts receivable represents amounts invoiced and revenue recognized prior to invoicing when we have satisfied our performance obligation and have the unconditional right to payment. The allowance for doubtful accounts and authorized credits is estimated based upon our assessment of various factors including historical experience, the age of the accounts receivable balances, current economic conditions reasonable and supportable forecasts, and other factors that may affect our customers’ ability to pay. The allowance for doubtful accounts and authorized credits was $176 million and $128 million as of March 31, 2020 and December 31, 2019, respectively.
Deferred revenue consists of fees received related to unsatisfied performance obligations at the end of the period. Due to the generally short-term duration of contracts, the majority of the performance obligations are satisfied in the following reporting period. The amount of revenue recognized for the three month period ended March 31, 2020 that was included in the deferred revenue balance at the beginning of the period was $81 million. The amount of revenue recognized for the three month period ended March 31, 2019 that was included in the deferred revenue balance at the beginning of the period was $68 million.

Note 12 — Commitments and Contingencies

Off-Balance Sheet Arrangements

As of March 31, 2020, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

We have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under the arrangement. As of March 31, 2020, we had a total of $4.5 billion in aggregate cash deposits, partially offset by $4.5 billion in cash withdrawals, held within the financial institution under the cash pooling arrangement.

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

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable were not material for the three months ended March 31, 2020. Except as otherwise noted for the proceedings described in this Note 12, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to significant uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material. Legal fees are expensed as incurred.

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

In January 2019, our Board authorized a $4.0 billion stock repurchase program and in January 2020, our Board authorized an additional $5.0 billion stock repurchase program. These stock repurchase programs have no expiration from the date of authorization.

On February 13, 2020, we entered into accelerated share repurchase agreements (the “ASR Agreements”) with each of three financial institutions (each an “ASR Counterparty”), as part of our share repurchase program. Under the ASR Agreements, we paid an aggregate amount of $3.0 billion to the ASR Counterparties and received an initial delivery of approximately 69 million shares of our common stock, which shares were recorded as a $2.55 billion increase to treasury stock. The final number of shares to be repurchased will be based on the volume-weighted average stock price of our common stock during the terms of the agreements, less a discount. This is evaluated as an unsettled forward contract indexed to our own stock, with $450 million classified within stockholders’ equity. The transactions are scheduled to settle in the third quarter of 2020 but may settle earlier in certain circumstances. At final settlement, each ASR Counterparty may be required to deliver additional shares of our common stock to us or, under certain circumstances, we may be required to make a cash payment or deliver shares of our common stock to the applicable ASR Counterparty, with the method of settlement at our election.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The stock repurchase activity under our stock repurchase programs during the three months ended March 31, 2020 is summarized as follows (in millions, except per share amounts):

	Shares Repurchased (1)	Average Price per Share (2)	Value of Shares Repurchased (2)	Remaining Amount Authorized
Balance as of January 1, 2020				$2,151
Authorization of additional plan in January 2020				5,000
Repurchase of shares of common stock	29	$34.30	$998	(998)
Accelerated share repurchases (3)	69		$2,550	(2,550)
Unsettled forward contract for share repurchase	—		$450	(450)
Balance as of March 31, 2020				$3,153

(1)These repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. None of the repurchased shares of common stock have been retired.
(2)Excludes broker commissions.
(3)As indicated above, under the ASR Agreements, we paid an aggregate amount of $3.0 billion to the ASR Counterparties and received an initial delivery of 69 million shares of our common stock. Pursuant to the terms of the ASR Agreements, the final number of shares and the average purchase price will be determined at the end of the applicable purchase periods, which are scheduled to occur in the third quarter of 2020 but may occur earlier in certain circumstances.

Dividends

The Company paid a total of $114 million in cash dividends during the three months ended March 31, 2020 and $125 million in cash dividends during the three months ended March 31, 2019. In April 2020, our Board of Directors declared a cash dividend of $0.16 per share of common stock to be paid on June 19, 2020 to stockholders of record as of June 1, 2020.

Note 14 — Employee Benefit Plans

Restricted Stock Unit Activity

The following table presents restricted stock unit (“RSU”) activity (including performance-based RSUs that have been earned) under our equity incentive plans as of and for the three months ended March 31, 2020 (in millions):

Units
Outstanding as of January 1, 2020	28
Awarded	1
Vested	(3)
Forfeited	(5)
Outstanding as of March 31, 2020	21

The weighted average grant date fair value for RSUs awarded during the three months ended March 31, 2020 was $36.50 per share.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Stock-Based Compensation Expense

The impact on our results of operations of recording stock-based compensation expense was as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Cost of net revenues	$10	$12
Sales and marketing	20	21
Product development	39	42
General and administrative	31	37
Total stock-based compensation expense	$100	$112
Capitalized in product development	$4	$3

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

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion invalidating the regulations relating to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was issued by the Tax Court in December 2015. The Internal Revenue Service (“IRS”) appealed the decision in June 2016. On July 24, 2018, the Ninth Circuit Federal Court issued a decision that was subsequently withdrawn and a reconstituted panel has conferred on the appeal. On June 7, 2019, the Ninth Circuit Federal Court upheld the cost-sharing regulations and on November 11, 2019 the U.S. Tax Court of Appeals for the Ninth Circuit released a court order denying an en banc rehearing of the case Altera Corp. v Commissioner following Altera’s petition filed on July 22, 2019. On February 10, 2020, a petition for writ of certiorari was filed with the U.S. Supreme Court. It has not been determined if this writ of certiorari will be heard by the U.S. Supreme Court as of the date of our filing. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits or obligations, and the risk of the Tax Court’s decision being overturned upon appeal, we have not recorded any benefit or expense as of March 31, 2020. We will continue to monitor ongoing developments and potential impacts to our consolidated financial statements.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 16 — Accumulated Other Comprehensive Income

The following tables summarize the changes in AOCI for the three months ended March 31, 2020 and 2019 (in millions):

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2019	$(9)	$5	$363	$25	$384
Other comprehensive income (loss) before reclassifications	47	(31)	(113)	(2)	(99)
Less: Amount of gain (loss) reclassified from AOCI	—	—	—	—	—
Net current period other comprehensive income (loss)	47	(31)	(113)	(2)	(99)
Balance as of March 31, 2020	$38	$(26)	$250	$23	$285

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2018	$68	$(56)	$462	$24	$498
Other comprehensive income (loss) before reclassifications	(21)	40	(32)	(5)	(18)
Less: Amount of gain (loss) reclassified from AOCI	20	—	—	(4)	16
Net current period other comprehensive income (loss)	(41)	40	(32)	(1)	(34)
Balance as of March 31, 2019	$27	$(16)	$430	$23	$464

The following table provides a summary of reclassifications out of AOCI (in millions):

Details about AOCI Components	Affected Line Item in the Statement of Income	Amount of Gain (Loss) Reclassified From AOCI
		Three Months Ended March 31,
		2020	2019
Gains (losses) on cash flow hedges - foreign exchange contracts	Net Revenues	$—	$20
	Total, from continuing operations before income taxes	—	20
	Provision for income taxes	—	(4)
	Total, net of income taxes	—	16

Total reclassifications for the period	Total, net of income taxes	$—	$16

Note 17 — Restructuring

The following table summarizes restructuring reserve activity during the three months ended March 31, 2020 (in millions):

Employee Severance and Benefits
Accrued liability as of January 1, 2020	$28
Charges	8
Payments	(24)
Accrued liability as of March 31, 2020	$12

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the first quarter of 2020 we substantially completed the reduction in workforce that was approved by management during the fourth quarter of 2019, primarily in our Marketplace segment. We incurred pre-tax restructuring charges of approximately $8 million in the first quarter of 2020 in connection with the action taken in the fourth quarter of 2019.

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions (such as those relating to future business, future results of operations or financial condition, including with respect to the anticipated effects of COVID-19, new or planned features or services, or management strategies, including our strategic review). You can identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Part II - Item 1A: Risk Factors” of this Quarterly Report on Form 10-Q as well as in our unaudited condensed consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission (“SEC”). We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the unaudited condensed consolidated financial statements and the related notes included in this report.

OVERVIEW

Business

eBay Inc. is a global commerce leader, which includes our Marketplace and Classifieds platforms. Founded in 1995 in San Jose, California, eBay is one of the world’s largest and most vibrant marketplaces for discovering great value and unique selection. Collectively, we connect millions of buyers and sellers around the world, empowering people and creating opportunity. Our technologies and services are designed to give buyers choice and a breadth of relevant inventory and to enable sellers worldwide to organize and offer their inventory for sale, virtually anytime and anywhere.

On February 13, 2020, we closed the previously announced sale of our StubHub business to an affiliate of viagogo. Beginning in the first quarter of 2020, StubHub’s financial results for periods prior to the sale have been reflected in our condensed consolidated statement of income as discontinued operations. Additionally, the related assets and liabilities associated with the discontinued operations in the prior year are classified as discontinued operations in our condensed consolidated balance sheet. See “Note 4 – Discontinued Operations” in our condensed consolidated financial statements included elsewhere in this report for additional information.

On February 21, 2020, we issued a statement regarding our previously announced strategic review of Classifieds confirming that we have been in active discussions with multiple parties regarding a potential transaction.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the world. While the disruption is currently expected to be temporary, there is uncertainty around the duration. Our Marketplace platforms have experienced improved traffic, buyer acquisition, and conversion due to ongoing confinement at home dynamics in many countries. The Marketplace platforms have also experienced improved acquisition of small business sellers, offset by a decline in advertising. Our eBay Classifieds platforms are adversely impacted by recent auto dealer closures in many international markets, lower traffic to horizontal classifieds sites around the world due to social distancing requirements and lower advertising revenues. The impacts seen in both platforms could continue while shelter-in-place or similar guidelines remain active, however it is difficult to predict the impact on our platforms as these guidelines are eased or lifted and how consumer demand and seller inventory may evolve over time. See “Results of Operations” below for impacts of COVID-19 on our results for the three months ended March 31, 2020. For additional information, see “– Liquidity and Capital Resource Requirements” below and “Item 1A: Risk Factors”

under the captions “The global COVID-19 pandemic could harm our business and results of operations” in Part II of this report.

On April 13, 2020, we announced that the Board of Directors of eBay appointed Jamie Iannone as President and Chief Executive Officer of eBay, effective April 27, 2020. Mr. Iannone was also appointed as a member of the Board, effective as of April 27, 2020.

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

Quarter Highlights

Net revenues decreased 2% to $2.4 billion during the three months ended March 31, 2020 compared to the same period in 2019. FX-Neutral net revenue increased 1% during the three months ended March 31, 2020 compared to the same period in 2019. Operating margin increased to 26.5% for the three months ended March 31, 2020 compared to 24.6% for the same period in 2019. Diluted earnings per share from continuing operations increased to $0.64 during the three months ended March 31, 2020 compared to $0.57 in the same period in 2019. The sale of StubHub was completed for $4.1 billion of proceeds, subject to working capital adjustments, which was recorded within discontinued operations.

We generated cash flow from continuing operating activities of $702 million during the three months ended March 31, 2020 compared to $572 million in the same period in 2019. During the three months ended March 31, 2020, we issued debt of $1.0 billion and paid $4.0 billion for repurchases of our common stock and paid $114 million in cash dividends.

RESULTS OF OPERATIONS

We have two reportable segments to reflect the way management and our chief operating decision maker (“CODM”) review and assess performance of the business. During the first quarter of 2020, we classified the results of our previous StubHub segment as discontinued operations in our condensed consolidated statement of income for all prior periods presented. Our two reportable segments are Marketplace and Classifieds. Marketplace includes our online marketplace located at www.ebay.com, its localized counterparts and the eBay suite of mobile apps. Classifieds includes a collection of brands such as mobile.de, Kijiji, Gumtree, Marktplaats, eBay Kleinanzeigen and others. The accounting policies of our segments are the same as those described in “Note 1 – The Company and Summary of Significant Accounting Policies” in our condensed consolidated financial statements included elsewhere in this report. Prior period segment information has been reclassified to conform to the current period segment presentation.

Net Revenues

Seasonality

We expect transaction activity patterns on our platforms to mirror general consumer buying patterns and expect that these trends will continue. All of our segments have seasonal cadences that impact their revenues and margins. The following table sets forth sequential quarterly movements of our total net revenues for the periods presented (in millions, except percentages):

	Quarter Ended
	March 31	June 30	September 30	December 31
2018
Net revenues	$2,348	$2,394	$2,358	$2,563
% change from prior quarter	(2)%	2%	(1)%	9%
2019
Net revenues	$2,413	$2,423	$2,343	$2,500
% change from prior quarter	(6)%	—%	(3)%	7%
2020
Net revenues	$2,374	$—	$—	$—
% change from prior quarter	(5)%

Net Revenues by Geography

Revenues are attributed to U.S. and international geographies primarily based upon the country in which the seller, platform that displays advertising, other service provider or customer, as the case may be, is located. The following table presents net revenues by geography for the periods presented (in millions, except percentages):

	Three Months Ended March 31,		% Change
	2020	2019	As Reported
U.S.	$822	$842	(2)%
Percentage of net revenues	35%	35%

International	1,552	1,571	(1)%
Percentage of net revenues	65%	65%

Total net revenues	$2,374	$2,413	(2)%

Our commerce platforms operate globally, resulting in certain revenues that are denominated in foreign currencies, including the euro, British pound, Korean won, and Australian dollar. In addition, as shown in the table above, we generate a majority of our net revenues internationally. Because of these factors, we are subject to the risks related to doing business in foreign countries as discussed in “Part II - Item 1A: Risk Factors.”

Net revenues included immaterial hedging gains during the three months ended March 31, 2020, as compared to $20 million of hedging gains during the same period in 2019. The hedging activity in net revenues specifically relates to hedges of net transaction revenues generated by our Marketplace segment. Foreign currency movements relative to the U.S. dollar had an unfavorable impact of $41 million on net revenues during the three months ended March 31, 2020 compared to an unfavorable impact of $67 million during the same period in 2019. The effect of foreign currency exchange rate movements during the three months ended March 31, 2020 compared to the same period in 2019 was primarily attributable to the strengthening of the U.S. dollar against the Korean won and euro.

Net Revenues by Type and Segment

We generate two types of net revenues:

Net transaction revenues primarily include final value fees, feature fees, including fees to promote listings, and listing fees from sellers on our Marketplace platforms. Our net transaction revenues also include store subscription and other fees, often from large enterprise sellers. Our net transaction revenues are reduced by incentives, including discounts, coupons and rewards, provided to our customers.

Marketing services and other (“MS&O”) revenues consist of Marketplace and Classifieds revenues principally from the sale of advertisements, classifieds fees, revenue sharing arrangements and first-party inventory programs.

The following table presents net revenues by type and segment (in millions, except percentages):

	Three Months Ended March 31,
	2020	2019	% Change
Net transaction revenues:
Marketplace	$1,900	$1,885	1%
Marketing services and other revenues:
Marketplace	230	277	(17)%
Classifieds	248	256	(3)%
Elimination of inter-segment net revenues	(4)	(5)	(20)%
Total	474	528	(10)%
Total net revenues	$2,374	$2,413	(2)%

Net Transaction Revenues

Key Operating Metrics

Gross Merchandise Volume (“GMV”) and take rate are significant factors that we believe affect our net transaction revenues.

GMV consists of the total value of all successfully closed transactions between users on our Marketplace platform during the applicable period, regardless of whether the buyer and seller actually consummated the transaction. Despite GMV’s divergence from revenue, we still believe that GMV provides a useful measure of the overall volume of closed transactions that flow through our Marketplace platform in a given period, notwithstanding the inclusion in GMV of closed transactions that are not ultimately consummated.

Take rate is defined as net transaction revenues divided by GMV.

Marketplace Net Transaction Revenues

	Three Months Ended March 31,		Change
	2020	2019	As Reported	FX-Neutral
	(In millions, except percentages)
Marketplace net transaction revenues (1)	$1,900	$1,885	1%	3%

Supplemental data:
Marketplace GMV	$21,259	$21,571	(1)%	—%
Marketplace take rate	8.93%	8.74%	0.19%
(1)Marketplace net transaction revenues were net of immaterial hedging activity during the three months ended March 31, 2020 and $20 million of hedging activity during the three months ended March 31, 2019.

Marketplace net transaction revenues increased during the three months ended March 31, 2020 compared to the same period in 2019 primarily due to growth in promoted listing fees and higher take rate, partially offset by additional credit provisions recognized in light of the current economic environment driven by COVID-19.

Marketplace transaction take rate was higher during the three months ended March 31, 2020 compared to the same period in 2019, primarily due to growth in promoted listing fees, which along with final value fees are calculated as a percentage of an item’s sale price and category mix, partially offset by additional credit provisions recognized in light of the current economic environment driven by COVID-19.

The increase in Marketplace net transaction revenues during the three months ended March 31, 2020 compared to the same period in 2019 was due to take rate considerations discussed above, despite declining Marketplace GMV. We expect that the divergence between Marketplace net transaction revenues and Marketplace GMV to continue throughout 2020. Despite GMV’s divergence from net transaction revenues, we still believe the metric provides a useful measure of overall volume of closed transactions that flow through the platform in a given period.

Marketing Services and Other Revenues

	Three Months Ended March 31,		% Change
	2020	2019	As Reported	FX-Neutral
	(In millions, except percentages)
Marketplace	$230	$277	(17)%	(15)%
Classifieds	248	256	(3)%	—%
Elimination of inter-segment net revenues	(4)	(5)	(20)%	(20)%
Total MS&O revenues	$474	$528	(10)%	(8)%

Marketplace MS&O Revenues

The decrease in Marketplace MS&O revenues during the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to the sale of brands4friends in the third quarter of 2019, lower advertising revenues that were driven by our ongoing shift to promoted listing fees, which are recognized in net transaction revenues, partially offset by increases attributable to our first-party inventory program in Korea.

Classifieds MS&O Revenues

The decrease in Classifieds MS&O revenues during the three months ended March 31, 2020 compared to the same period in 2019 was primarily driven by the impact of COVID-19 on advertising revenues.

Cost of Net Revenues

Cost of net revenues primarily consists of costs associated with customer support, site operations, costs of goods sold and payment processing. Significant components of these costs include employee compensation, contractor costs, facilities costs, depreciation of equipment and amortization expense, first-party inventory program costs, bank transaction fees, and credit card interchange and assessment fees. The following table presents cost of net revenues (in millions, except percentages):

	Three Months Ended March 31,
	2020	2019	% Change
Cost of net revenues	$526	$539	(3)%
Percentage of net revenues	22.1%	22.3%

Cost of net revenues, net of immaterial hedging activities, was favorably impacted by $11 million attributable to foreign currency movements relative to the U.S. dollar during the three months ended March 31, 2020 compared to the same period in 2019.

The decrease in cost of net revenues during the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to a favorable impact from foreign currency movements relative to the U.S. dollar, lower cost of goods sold due to the sale brands4friends in the third quarter of 2019, and lower customer support and site operations costs. The decrease in cost of net revenues was partially offset by an increase in payment processing costs as we continue to transition customers to our payments platform and an increase in cost of goods sold related to our first-party inventory program in Korea.

Operating Expenses

The following table presents operating expenses (in millions, except percentages):

	Three Months Ended March 31,
	2020	2019	% Change
Sales and marketing	$607	$647	(6)%
Percentage of net revenues	26%	27%
Product development	267	272	(2)%
Percentage of net revenues	11%	11%
General and administrative	234	284	(18)%
Percentage of net revenues	10%	12%
Provision for transaction losses	102	67	54%
Percentage of net revenues	4%	3%
Amortization of acquired intangible assets	9	11	(18)%
Total operating expenses	$1,219	$1,281	(5)%

Foreign currency movements relative to the U.S. dollar had a favorable impact of $20 million on operating expenses during the three months ended March 31, 2020 compared to the same period in 2019. There was no hedging activity within operating expenses during the three months ended March 31, 2020.

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

The decrease in sales and marketing expense during the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to a decrease in employee-related costs, a favorable impact from foreign currency movements relative to the U.S. dollar and a decrease in user coupons and rewards.

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

The change in product development expenses during the three months ended March 31, 2020 compared to the same period in 2019 was relatively flat.

Capitalized internal use and platform development costs were $31 million in the three months ended March 31, 2020 compared to $38 million for the same period in 2019. These costs are primarily reflected as a cost of net revenues when amortized in future periods.

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

The decrease in general and administrative expenses during the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to restructuring costs related to our global workforce reduction in 2019 and decreases in professional fees and employee-related costs.

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

The increase in provision for transaction losses during the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to an increase in bad debt expense as a result of additional provisions recognized in light of the current economic environment driven by COVID-19.

Income from Continuing Operations

The following table presents income from continuing operations (in millions, except percentages):

	Three Months Ended March 31,
	2020	2019	% Change
Income from continuing operations	$629	$593	6%
Operating margin	26.5%	24.6%

The increase in income from continuing operations during the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to lower restructuring and employee costs in 2019 which were partially offset by lower Marketplace operating income and the impact of COVID-19 on the Classifieds segment in 2020 as described above.

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

	Three Months Ended March 31,
	2020	2019	% Change
Total interest and other, net	$2	$64	**
Percentage of net revenues	—%	3%

The decrease in interest and other, net during the three months ended March 31, 2020 compared to the same period in 2019 was primarily attributable to the change in the fair value of the Adyen warrant from 2019 partially offset by a gain recorded for the receipt of proceeds that were held in escrow related to a long-term investment that was sold in 2018.

Income Tax Provision

The following table presents provision for income taxes (in millions, except percentages):

	Three Months Ended March 31,
	2020	2019
Income tax provision	$146	$141
Effective tax rate	23.2%	21.3%

The increase in our effective tax rate for the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to changes in the jurisdictional mix and character of earnings in foreign jurisdictions and related U.S. tax implications.

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

Discontinued Operations

On February 13, 2020, we closed the previously announced sale of our StubHub business to an affiliate of viagogo. Beginning in the first quarter of 2020, StubHub’s financial results for periods prior to the sale have been reflected in our condensed consolidated statement of income as discontinued operations. Additionally, the related assets and liabilities associated with the discontinued operations in the prior year are classified as discontinued operations in our condensed consolidated balance sheet. See “Note 4 – Discontinued Operations” for additional information.

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

The following tables set forth a reconciliation of FX-Neutral GMV and FX-Neutral net revenues (each as defined below) to our reported GMV and net revenues for the periods presented (in millions, except percentages):

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	As Reported	Exchange Rate Effect(1)(3)	FX-Neutral(2)	As Reported	As Reported % Change	FX-Neutral % Change
GMV:
Marketplace	$21,259	$(417)	$21,676	$21,571	(1)%	—%

Net Revenues
Net transaction revenues:
Marketplace	$1,900	$(30)	$1,930	$1,885	1%	3%
Marketing services and other revenues:
Marketplace	230	(5)	235	277	(17)%	(15)%
Classifieds	248	(6)	254	256	(3)%	—%
Elimination of inter-segment net revenue	(4)	—	(4)	(5)	(20)%	(20)%
Total	474	(11)	485	528	(10)%	(8)%
Total net revenues	$2,374	$(41)	$2,415	$2,413	(2)%	1%

(1)We define exchange rate effect as the year-over-year impact of foreign currency movements using prior period foreign currency rates applied to current year transactional currency amounts excluding hedging activity.
(2)We define FX-Neutral GMV as GMV minus the exchange rate effect. We define the non-GAAP financial measures of FX-Neutral net revenues as net revenues minus the exchange rate effect.
(3)Marketplace net transaction revenues were net of immaterial hedging activity during the three months ended March 31, 2020 and $20 million of hedging activity during the three months ended March 31, 2019.

Liquidity and Capital Resources

Cash Flows

	Three Months Ended March 31,
	2020	2019
	(In millions)
Net cash provided by (used in):
Continuing operating activities	$702	$572
Continuing investing activities	(1,569)	571
Continuing financing activities	(3,161)	(1,605)
Effect of exchange rates on cash, cash equivalents and restricted cash	(34)	(10)
Net decrease in cash and cash equivalents - discontinued operations	3,965	(35)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(97)	$(507)

Continuing Operating Activities

Cash provided by continuing operating activities of $702 million in the three months ended March 31, 2020 was primarily attributable to net income of $3.4 billion with adjustments for income from discontinued operations of $2.9 billion, $147 million in depreciation and amortization, $100 million in stock-based compensation, $102 million in provision for transaction losses, $52 million for deferred income taxes, partially offset by $134 million in changes in assets and liabilities, net of acquisition effects, $38 million for a gain on sale of an investment and an adjustment to net income of $12 million for changes in the fair value of the Adyen warrant.

Continuing Investing Activities

Cash used in continuing investing activities of $1.6 billion in the three months ended March 31, 2020 was primarily attributable to cash paid for investments of $10.7 billion and property and equipment of $98 million, partially offset by proceeds of $9.2 billion from the maturities and sales of investments.

Continuing Financing Activities

Cash used in continuing financing activities of $3.2 billion in the three months ended March 31, 2020 was primarily attributable to cash paid to repurchase $4.0 billion of common stock, of which $3.0 billion related to repurchases of common stock under an accelerated share repurchase program, and $114 million of cash dividends, which were partially offset by $1.0 billion of proceeds from debt issuances.

The negative effect of exchange rate movements on cash, cash equivalents and restricted cash was due to the strengthening of the U.S. dollar against other currencies, primarily the Korean won, British pound, Turkish Iira and Australian dollar during the three months ended March 31, 2020 compared to the 2019 year-end rate.

Stock Repurchases

In January 2019, our Board authorized a $4.0 billion stock repurchase program and in January 2020, our Board authorized an additional $5.0 billion stock repurchase program. These stock repurchase programs have no expiration from the date of authorization.

On February 13, 2020, we entered into accelerated share repurchase agreements (the “ASR Agreements”) with each three financial institutions (each, an “ASR Counterparty”), as part of our share repurchase program. Under the ASR Agreements, we paid an aggregate amount of $3.0 billion to the ASR Counterparties and received an initial delivery of approximately 69 million shares of our common stock, which shares were recorded as a $2.55 billion increase to treasury stock. The final number of shares to be repurchased will be based on the volume-weighted average stock price of our common stock during the terms of the agreements, less a discount. This is evaluated as an unsettled forward contract indexed to our own stock, with $450 million classified within stockholders’ equity. The transactions are scheduled to settle in the third quarter of 2020 but may settle earlier in certain circumstances. At final settlement, each ASR Counterparty may be required to deliver additional shares of our common stock to us or, under certain circumstances, we may be required to make a cash payment or deliver shares of our common stock to the applicable ASR Counterparty, with the method of settlement at our election.

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

During the three months ended March 31, 2020, we repurchased approximately $4 billion of our common stock under our stock repurchase programs. As of March 31, 2020, a total of approximately $3.2 billion remained available for future repurchases of our common stock under our stock repurchase programs.

We expect, subject to market conditions and other uncertainties, to continue making opportunistic and programmatic repurchases of our common stock. However, our stock repurchase programs may be limited or terminated at any time without prior notice. The timing and actual number of shares repurchased will depend on a variety of factors, including corporate and regulatory requirements, the impacts of the COVID-19 pandemic, price and other market conditions and management’s determination as to the appropriate use of our cash.

Dividends

We paid a total of $114 million in cash dividends during the three months ended March 31, 2020. In April 2020, our Board of Directors declared a cash dividend of $0.16 per share of common stock to be paid on June 19, 2020 to stockholders of record as of June 1, 2020.

Shelf Registration Statement and Debt

Shelf Registration

As of March 31, 2020, we had an effective shelf registration statement on file with the Securities and Exchange Commission that allows us to issue various types of debt securities, as well as common stock, preferred stock, warrants, depositary shares representing fractional interest in shares of preferred stock, purchase contracts and units from time to time in one or more offerings. Each issuance under the shelf registration statement will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. The registration statement does not limit the amount of securities that may be issued thereunder. Our ability to issue securities is subject to market conditions and other factors including, in the case of our debt securities, our credit ratings and compliance with the covenants in our credit agreement.

Senior Notes

As of March 31, 2020, we had floating- and fixed-rate senior notes outstanding for an aggregate principal amount of $8.8 billion. The net proceeds from the issuances of these senior notes are used for general corporate purposes, including, among other things, capital expenditures, share repurchases, repayment of indebtedness and possible acquisitions. The floating rate notes are not redeemable prior to maturity. On and after March 1, 2021, we may redeem some or all of the 6.000% fixed rate notes due 2056 at any time and from time to time prior to their maturity, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest. We may redeem some or all of the other fixed rate notes of each series at any time and from time to time prior to their maturity, generally at a make-whole redemption price plus accrued and unpaid interest. If a change of control triggering event (as defined in the applicable senior notes) occurs with respect to the 2.150% fixed rate notes due 2020, the 3.800% fixed rate notes due 2022, the floating rate notes due 2023, the 2.750% fixed rate notes due 2023, the 1.900% fixed rate notes due 2025, the 3.600% fixed rate notes due 2027, the 2.700% fixed rate notes due 2030 or the 6.000% fixed rate notes due 2056, we must, subject to certain exceptions, offer to repurchase all of the notes of the applicable series at a price equal to 101% of the principal amount plus accrued and unpaid interest. For additional details related to our senior notes, please see “Note 10 – Debt” to the condensed consolidated financial statements included in this report.

To help achieve our interest rate risk management objectives, in connection with the previous issuance of certain senior notes, we entered into interest rate swap agreements that effectively converted $2.4 billion of the fixed rate notes to floating rate debt based on the London Interbank Offered Rate (“LIBOR”) plus a spread. These swaps were designated as fair value hedges against changes in the fair value of certain fixed rate senior notes resulting from changes in interest rates. As of March 31, 2020, we had no interest rate swaps designated as fair value hedges outstanding as $1.15 billion related to our 2.200% senior notes of the $2.4 billion aggregate notional amount matured in 2019 and in 2019 we terminated the interest rate swaps related to $750 million of our 2.875% senior notes due July 2021 and $500 million of our 3.450% senior notes due July 2024. As a result of the early termination, hedge accounting was discontinued prospectively and the gain on termination was recorded as an increase to the long-term debt balance and is being recognized over the remaining life of the underlying debt as a reduction to interest expense. The gain recognized during the three months ended March 31, 2020 was immaterial. For additional details related to the interest rate swap termination, please see, “Note 10 – Debt” to the condensed consolidated financial statements included in this report.

The indenture pursuant to which the senior notes were issued includes customary covenants that, among other things and subject to exceptions, limit our ability to incur, assume or guarantee debt secured by liens on specified assets or enter into sale and lease-back transactions with respect to specified properties, and also includes customary events of default with customary grace periods in certain circumstances, including payment defaults and bankruptcy-related defaults.

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. As of March 31, 2020, there were no commercial paper notes outstanding.

Credit Agreement

In March 2020, we entered into a credit agreement that provides for an unsecured $2 billion five-year credit facility. We may also, subject to the agreement of the applicable lenders, increase commitments under the revolving credit facility by up to $1 billion. Funds borrowed under the credit agreement may be used for working capital, capital expenditures, acquisitions and other general corporate purposes. The credit agreement replaced our prior $2 billion unsecured revolving credit agreement dated November 2015, which was terminated effective March 2020.

As of March 31, 2020, no borrowings were outstanding under our $2 billion credit agreement. However, as described above, we have an up to $1.5 billion commercial paper program and are required to maintain available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due, in an aggregate amount of $1.5 billion. However as of March 31, 2020, no borrowings were outstanding under our commercial paper program; therefore, $2 billion of borrowing capacity was available for other purposes permitted by the credit agreement. The credit agreement includes a covenant limiting our consolidated leverage ratio to no more than 4.0:1.0, subject to, upon the occurrence of a qualified material acquisition, if so elected by us, a step-up to 4.5:1.0 for the four fiscal quarters completed following such qualified material acquisition. The credit agreement includes customary events of default, with corresponding grace periods in certain circumstances, including payment defaults, cross-defaults and bankruptcy-related defaults. In addition, the credit agreement contains customary affirmative and negative covenants, including restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case, subject to customary exceptions. The credit agreement also contains customary representations and warranties.

We were in compliance with all covenants in our outstanding debt instruments for the three months ended March 31, 2020.

Credit Ratings

As of March 31, 2020, we were rated investment grade by Standard and Poor’s Financial Services, LLC (long-term rated BBB+, short-term rated A-2, with a stable outlook), Moody’s Investor Service (long-term rated Baa1, short-term rated P-2, with a stable outlook), and Fitch Ratings, Inc. (long-term rated BBB, short-term rated F-2, with a stable outlook). We disclose these ratings to enhance the understanding of our sources of liquidity and the effects of our ratings on our costs of funds. Our borrowing costs depend, in part, on our credit ratings and any further actions taken by these credit rating agencies to lower our credit ratings, as described above, will likely increase our borrowing costs.

Liquidity and Capital Resource Requirements

As of March 31, 2020 and December 31, 2019, we had assets classified as cash and cash equivalents, as well as short-term and long-term non-equity investments, in an aggregate amount of $5.2 billion and $3.8 billion, respectively. As of March 31, 2020, this amount included assets held in certain of our foreign operations totaling approximately $3.2 billion. As we repatriate these funds to the U.S., we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs. We have accrued deferred taxes for the tax effect of repatriating the funds to the U.S.

We actively monitor all counterparties that hold our cash and cash equivalents and non-equity investments, focusing primarily on the safety of principal and secondarily on improving yield on these assets. We diversify our cash and cash equivalents and investments among various counterparties in order to reduce our exposure should any one of these counterparties fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments; however, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets, including, without limitation, as a result of the impact of the COVID-19 pandemic. At any point in time we have funds in our operating accounts and customer accounts that are deposited and invested with third party financial institutions.

We believe that our existing cash, cash equivalents and short-term and long-term investments, together with cash expected to be generated from operations, borrowings available under our credit agreement and commercial paper program, and our access to capital markets, will be sufficient to fund our operating activities, anticipated capital expenditures, repayment of debt and stock repurchases for the foreseeable future. However, COVID-19 and related measures to contain its impact have caused material disruptions in both national and global financial markets and economies. The future impact of COVID-19 and these containment measures cannot be predicted with certainty and may increase our borrowing costs and other costs of capital and otherwise adversely affect our business, results of operations, financial condition and liquidity, and we cannot assure that we will have access to external financing at times and on terms we consider acceptable, or at all, or that we will not experience other liquidity issues going forward.

Off-Balance Sheet Arrangements

As of March 31, 2020, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

We have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under the arrangement. As of March 31, 2020, we had a total of $4.5 billion in aggregate cash deposits, partially offset by $4.5 billion in cash withdrawals, held within the financial institution under the cash pooling arrangement.

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

The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our cash equivalents and short-term and long-term investments in a variety of asset types, including bank deposits, government bonds and corporate debt securities. As of March 31, 2020, approximately 16% of our total cash and investments was held in cash and cash equivalents. As such, changes in interest rates will impact interest income. As discussed below, the fair market values of our fixed rate securities may be adversely affected due to a rise in interest rates, and we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates.

As of March 31, 2020, the balance of our corporate debt and government bond securities was $4.3 billion, which represented approximately 78% of our total cash and investments. Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate investment securities may be adversely impacted due to a rise in interest rates. In general, fixed-rate securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease and may also suffer a decline in market value if interest rates increase. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease in the fair value of our investments of $7 million and $8 million as of March 31, 2020 and December 31, 2019, respectively.

As of March 31, 2020, we had an aggregate principal amount of $8.8 billion of outstanding senior notes, of which 95% bore interest at fixed rates. In 2014, we entered into $2.4 billion of interest rate swap agreements that had an economic effect of modifying the fixed interest obligations associated with $1.15 billion of our 2.200% senior notes due July 2019, $750 million of our 2.875% senior notes due July 2021, and $500 million of our 3.450% senior notes due July 2024 so that the interest payable on those notes effectively became variable based on LIBOR plus a spread. In July 2019, $1.15 billion of the $2.4 billion aggregate notional amount matured and we terminated the interest rate swaps related to $750 million of our 2.875% senior notes due July 2021 and $500 million of our 3.450% senior notes due July 2024, which were designated as fair value hedges. As a result of the early termination hedge, accounting was discontinued prospectively and the gain on termination was recorded as an increase to the long-term debt balance and is being recognized over the remaining life of the underlying debt as a reduction to interest expense. The gain recognized during the three months ended March 31, 2020 was immaterial.

During the first quarter of 2020, we began to hedge the variability of forecasted interest payments using forward-starting interest rate swaps. The notional amount of these swaps was $100 million as of March 31, 2020, with terms calling for us to receive interest at a variable rate and to pay interest at a fixed rate. These interest rate swaps effectively fix the benchmark interest rate on anticipated debt issuance in 2022, and they will be terminated upon issuance of the debt. When entering into forward-starting interest rate swaps, we are subject to market risk with respect to changes in the underlying benchmark interest rate that impacts the fair value of the forward-starting interest rate swaps. We manage market risk by matching the terms of the swaps with the terms of the expected debt issuance. We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1% (100 basis points) decrease in interest rates would have resulted in a decrease in the fair values of our forward-starting interest swaps of approximately $9.8 million at March 31, 2020.

Further changes in interest rates will impact interest expense on any borrowings under our revolving credit facility, which bear interest at floating rates, and the interest rate on any commercial paper borrowings we make and any debt securities we may issue in the future and, accordingly, will impact interest expense. For additional details related to our debt, see “Note 10 – Debt” to the condensed consolidated financial statements included in this report.

Equity Price Risk

Equity Investments

Our equity investments are primarily investments in privately-held companies. Our consolidated results of operations include, as a component of interest and other, net, our share of the net income or loss of the equity investments accounted for under the equity method of accounting. Equity investments without readily determinable fair values are accounted for at cost, less impairment and adjusted for subsequent observable price changes obtained from orderly transactions for identical or similar investments issued by the same investee. Such changes in the basis of the equity investment are recognized in interest and other, net. As of March 31, 2020, our equity investments totaled $333 million, which represented approximately 6% of our total cash and investments, and were primarily related to equity investments without readily determinable fair values.

Warrant

We entered into a warrant agreement in conjunction with a commercial agreement with Adyen that, subject to meeting certain conditions, entitles us to acquire a fixed number of shares up to 5% of Adyen’s fully diluted issued and outstanding share capital at a specific date. The warrant is accounted for as a derivative instrument under ASC Topic 815, Derivatives and Hedging. Changes in Adyen’s common stock price and equity volatility may have a significant impact on the value of the warrant. As of March 31, 2020, a one dollar change in Adyen’s common stock, holding other factors constant, would increase or decrease the fair value of the warrant by approximately $1 million. For additional details related to the warrant, please see “Note 8 – Derivative Instruments” to our condensed consolidated financial statements included in this report.

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

The following table illustrates the fair values of outstanding foreign exchange contracts designated as cash flow hedges and net investment hedges, and the before-tax effect on fair values of a hypothetical adverse change in the foreign exchange rates that existed as of March 31, 2020. The sensitivity for foreign currency contracts is based on a 20% adverse change in foreign exchange rates, against relevant functional currencies.

	Fair Value Asset/(Liability)	Fair Value Sensitivity
	(In millions)
Foreign exchange contracts - Cash flow hedges	$92	$(104)
Foreign exchange contracts - Net investment hedges	$3	$(32)

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

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $21 million as of March 31, 2020 taking into consideration the offsetting effect of foreign exchange forwards in place as of March 31, 2020.

Item 4: Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2020.

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

Consumers also can turn to many companies that offer a variety of services that provide other channels for buyers to find and buy items from sellers of all sizes, including social media, online aggregation and classifieds platforms, such as websites operated by Schibsted ASA or Naspers Limited and others such as craigslist, Oodle.com and Facebook. Consumers also can turn to shopping-comparison sites, such as Google Shopping. In certain markets, our fixed-price listing and traditional auction-style listing formats increasingly are being challenged by other formats, such as classifieds.

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

Consumers and merchants who might use our sites to sell goods also have many alternatives, including general ecommerce sites, such as Amazon, Alibaba, Zalando and Coupang, and more specialized sites, such as Etsy. Our international sites also compete for sellers with general and specialized ecommerce sites. Sellers may also choose to sell their goods through other channels, such as classifieds platforms. Consumers and merchants also can create and sell through their own sites, and may choose to purchase online advertising instead of using our services. In some countries, there are online sites that have larger customer bases and greater brand recognition, as well as competitors that may have a better understanding of local culture and commerce. We may increasingly compete with local competitors in developing countries that have unique advantages, such as a greater ability to operate under local regulatory authorities.

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

•ability to attract, retain and engage buyers and sellers;
•volume of transactions and price and selection of goods;
•trust in the seller and the transaction;
•customer service;
•brand recognition;
•community cohesion, interaction and size;
•website, mobile platform and application ease-of-use and accessibility;
•system reliability and security;
•reliability of delivery and payment, including customer preference for fast delivery and free shipping and returns;
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

The global COVID-19 pandemic could harm our business and results of operations.

The global spread of COVID-19 and related measures to contain its spread (such as government mandated business closures and shelter in-place guidelines) have created significant volatility, uncertainty and economic disruption. The extent to which the COVID-19 pandemic impacts our business, results of operations, financial condition and liquidity will depend on numerous evolving factors that we cannot predict, including the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on national and global economic activity, unemployment levels and financial markets, including the possibility of a national or global recession; the potential for shipping difficulties, including slowed deliveries from sellers to their customers; and the ability of consumers to pay for products. The COVID-19 pandemic could decrease consumer spending and have an adverse impact on our sellers through reduced consumer demand for their products and availability of inventory, which could in turn negatively impact the demand for use of our platforms. Additionally, the COVID-19 pandemic has caused us to require employees to work remotely for an indefinite period of time, which could negatively impact our business and harm productivity and collaboration. If there is a prolonged impact of COVID-19, it could adversely affect our business, results of operations, financial condition and liquidity, perhaps materially. The future impact of COVID-19 and these containment measures cannot be predicted with certainty and may increase our borrowing costs and other costs of capital and otherwise adversely affect our business, results of operations, financial condition and liquidity, and we cannot assure that we will have access to external financing at times and on terms we consider acceptable, or at all, or that we will not experience other liquidity issues going forward.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to our substantial indebtedness, our need to generate sufficient cash flows to service our indebtedness, our ability to comply with the covenants contained in the agreements that govern our indebtedness and our international operations

We are exposed to fluctuations in foreign currency exchange rates, which could negatively impact our financial results.

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

Our international businesses, especially in the United Kingdom, Germany, Australia and Korea, and cross-border business from greater China, have generated a majority of our net revenues in recent years. In addition to uncertainty about our ability to generate revenues from our foreign operations and expand into international markets, there are risks inherent in doing business internationally, including:

•uncertainties and instability in economic and market conditions caused by the United Kingdom’s vote to exit the European Union and any outcomes resulting from that vote;
•uncertainty regarding how the United Kingdom’s access to the European Union Single Market and the wider trading, legal, regulatory and labor environments, especially in the United Kingdom and European Union, will be impacted by the United Kingdom’s vote to exit the European Union and any outcomes resulting from that vote, including the resulting impact on our business and that of our clients;
•expenses associated with localizing our products and services and customer data, including offering customers the ability to transact business in the local currency and adapting our products and services to local preferences (e.g., payment methods) with which we may have limited or no experience;

•trade barriers and changes in trade regulations;
•difficulties in developing, staffing, and simultaneously managing a large number of varying foreign operations as a result of distance, language, and cultural differences;
•stringent local labor laws and regulations;
•credit risk and higher levels of payment fraud;
•profit repatriation restrictions, foreign currency exchange restrictions or extreme fluctuations in foreign currency exchange rates for a particular currency;
•political or social unrest, economic instability, repression, or human rights issues;
•geopolitical events, including natural disasters, public health issues (such as the coronavirus), acts of war, and terrorism;
•import or export regulations;
•compliance with U.S. laws such as the Foreign Corrupt Practices Act, and foreign laws prohibiting corrupt payments to government officials, as well as U.S. and foreign laws designed to combat money laundering and the financing of terrorist activities;
•antitrust and competition regulations;
•potentially adverse tax developments and consequences;
•economic uncertainties relating to sovereign and other debt;
•different, uncertain, or more stringent user protection, data protection, privacy, and other laws;
•risks related to other government regulation or required compliance with local laws;
•national or regional differences in macroeconomic growth rates;
•payment intermediation regulations;
•local licensing and reporting obligations; and
•increased difficulties in collecting accounts receivable.

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

Our users may spend less time on our websites and our applications for mobile devices as a result of a variety of diversions, including: geopolitical events, such as war, the threat of war, or terrorist activity; natural disasters or the effects of climate change (such as drought, flooding, wildfires, increased storm severity, and sea level rise); power shortages or outages, major public health issues, including pandemics (such as COVID-19); social networking or other entertainment websites or mobile applications; significant local, national or global events capturing the attention of a large part of the population; and seasonal fluctuations due to a variety of factors. If any of these, or any other factors, divert our users from using our websites or mobile applications, our business could be materially adversely affected.

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

We are subject to laws and regulations affecting our domestic and international operations in a number of areas, including consumer protection, data privacy requirements, intellectual property ownership and infringement, prohibited items and stolen goods, tax, antitrust and anti-competition, export requirements, anti-corruption, labor, advertising, digital content, real estate, billing, ecommerce, promotions, quality of services, telecommunications, mobile communications and media, environmental, and health and safety regulations, as well as laws and regulations intended to combat money laundering and the financing of terrorist activities. In addition, we are, or may become, subject to further regulation in some of the above-mentioned areas or new areas as a result of the continued development and expansion of our payments capabilities.

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

The listing or sale by our users of unlawful, counterfeit or stolen goods or unlawful services, or sale of goods or services in an unlawful manner, has resulted and may continue to result in allegations of civil or criminal liability for unlawful activities against us (including the employees and directors of our various entities) involving activities carried out by users through our services. In a number of circumstances, third parties, including government regulators and law enforcement officials, have alleged that our services aid and abet violations of certain laws, including laws regarding the sale of counterfeit items, laws restricting or prohibiting the transferability (and by extension, the resale) of digital goods (e.g., books, music and software), the fencing of stolen goods, selective distribution channel laws, customs laws, distance selling laws, and the sale of items outside of the United States that are regulated by U.S. export controls.

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

Additionally, we have repeatedly been sued for allegedly infringing other parties’ patents. We are a defendant in a number of patent suits and have been notified of several other potential patent disputes. We expect that we will increasingly be subject to patent infringement claims because, among other reasons:

•our products and services continue to expand in scope and complexity;
•we continue to expand into new businesses, including through acquisitions and licenses; and
•the universe of patent owners who may claim that we, any of the companies that we have acquired, or our customers infringe their patents, and the aggregate number of patents controlled by such patent owners, continues to increase.

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

We have a substantial amount of outstanding indebtedness and we may incur substantial additional indebtedness in the future, including under our commercial paper program and revolving credit facility or through public or private offerings of debt securities. Our outstanding indebtedness and any additional indebtedness we incur may have significant consequences, including, without limitation, any of the following:

•requiring us to use a significant portion of our cash flow from operations and other available cash to service our indebtedness, thereby reducing the amount of cash available for other purposes, including capital expenditures, dividends, share repurchases, and acquisitions;
•our indebtedness and leverage may increase our vulnerability to downturns in our business, to competitive pressures, and to adverse changes in general economic and industry conditions;
•adverse changes in the ratings assigned to our debt securities by credit rating agencies will likely increase our borrowing costs;
•our ability to obtain additional financing for working capital, capital expenditures, acquisitions, share repurchases, dividends or other general corporate and other purposes may be limited; and
•our flexibility in planning for, or reacting to, changes in our business and our industry may be limited.

These risks increase as the level of our debt increases. Our ability to make payments of principal of and interest on our indebtedness depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our results of operations and financial condition, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to, among other things:

•incur the tax cost of repatriating funds to the United States;
•seek additional financing in the debt or equity markets;
•refinance or restructure all or a portion of our indebtedness;
•sell selected assets; or
•reduce or delay planned capital or operating expenditures.

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

We have acquired a significant number of businesses of varying size and scope, technologies, services, and products. We have also disposed of significant businesses (including PayPal and our Enterprise business in 2015), and in February 2020 we sold our StubHub business to viagogo. We expect to continue to evaluate and consider a wide array of potential strategic transactions as part of our overall business strategy, including business combinations, acquisitions, and dispositions of businesses, technologies, services, products, and other assets, as well as strategic investments and joint ventures.

These transactions may involve significant challenges and risks, including:

•the potential loss of key customers, merchants, vendors and other key business partners of the companies we acquire, or dispose of, following and continuing after announcement of our transaction plans;
•declining employee morale and retention issues affecting employees of companies that we acquire or dispose of, which may result from changes in compensation, or changes in management, reporting relationships, future prospects or the direction of the acquired or disposed business;
•difficulty making new and strategic hires of new employees;
•diversion of management time and a shift of focus from operating the businesses to the transaction, and in the case of an acquisition, integration and administration;
•the need to provide transition services to a disposed of company, which may result in the diversion of resources and focus;
•the need to integrate the operations, systems (including accounting, management, information, human resource and other administrative systems), technologies, products and personnel of each acquired company, which is an inherently risky and potentially lengthy and costly process;
•the inefficiencies and lack of control that may result if such integration is delayed or not implemented, and unforeseen difficulties and expenditures that may arise as a result;
•the need to implement or improve controls, procedures and policies appropriate for a larger public company at companies that prior to acquisition may have lacked such controls, procedures and policies or whose controls, procedures and policies did not meet applicable legal and other standards;

•risks associated with our expansion into new international markets;
•derivative lawsuits resulting from the acquisition or disposition;
•liability for activities of the acquired or disposed of company before the transaction, including intellectual property and other litigation claims or disputes, violations of laws, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities and, in the case of dispositions, liabilities to the acquirors of those businesses under contractual provisions such as representations, warranties and indemnities;
•the potential loss of key employees following the transaction;
•the acquisition of new customer and employee personal information by us or a third party acquiring assets or businesses from us, which in and of itself may require regulatory approval and or additional controls, policies and procedures and subject us to additional exposure; and
•our dependence on the acquired business’ accounting, financial reporting, operating metrics and similar systems, controls and processes and the risk that errors or irregularities in those systems, controls and processes will lead to errors in our condensed consolidated financial statements or make it more difficult to manage the acquired business.

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

In March 2019, we announced that we initiated, with the assistance of external financial advisors, a strategic review of our asset portfolio, including but not limited to StubHub and eBay Classifieds Group. In November 2019, as an outcome of our strategic review, we entered into an agreement to sell our StubHub business to viagogo, which closed in February 2020. Our strategic review efforts continue, however, there can be no assurance that the strategic review will result in any further sale, spin-off or other business combination involving our assets. We will incur expenses in connection with the review and our future results may be affected by the pursuit or consummation of any specific transaction or other strategic alternative resulting from the strategic review. While this review is ongoing, we are exposed to certain risks and uncertainties, including retaining and attracting employees during the review process; the diversion of management’s time to the review; and exposure to potential litigation in connection with the review process or any specific transaction or other strategic alternative resulting therefrom, all of which could disrupt and negatively affect our business. Speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of the Company could cause our stock price to fluctuate significantly. There is no finite timetable for completion of the strategic review, and we can provide no assurance that any transaction or other strategic alternative we pursue will have a positive impact on our results of operations or financial condition.

In addition, in October 2019 we announced that our operating review has resulted in a three-year plan for operating efficiency, which is expected to enhance our operating margins and create capacity for reinvestment initiatives. The execution of this plan is subject to various risks and uncertainties, and there can be no assurance that we will be able to achieve the anticipated results of this plan.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchase activity during the three months ended March 31, 2020 was as follows:

Period Ended	Total Number of Shares Purchased		Average Price Paid per Share (3)		Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet be Purchased Under the Programs (2)
January 31, 2020
Open Market purchases	3,241,078		$34.28		3,241,078	$2,039,870,127
February 29, 2020
Open Market purchases	13,207,124		$36.23		13,207,124	$6,561,349,089
Accelerated share repurchase	68,566,818	(1)	$—	(1)	68,566,818	$3,561,349,089
March 31, 2020
Open Market purchases	12,665,693		$32.28		12,665,693	$3,152,500,605
	97,680,713				97,680,713

(1)In February 2020, we entered into accelerated share repurchase agreements (the “ASR Agreements”) with each of three financial institutions (each, an “ASR Counterparty”), as part of our share repurchase program. Under the ASR agreements we paid an aggregate amount of $3.0 billion to the ASR Counterparties and received an initial delivery of 69 million shares of our common stock. Pursuant to the terms of the ASR Agreements, the final number of shares and the average purchase price will be determined at the end of the applicable purchase periods, which are scheduled to occur in the third quarter of 2020 but may occur earlier in certain circumstances.
(2)In January 2019 our Board authorized a $4.0 billion stock repurchase program and in January 2020 our Board authorized an additional $5.0 billion stock repurchase program. These stock repurchase programs have no expiration from the date of authorization.
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
During the three months ended March 31, 2020, we (i) entered into the ASR Agreements and paid an aggregate amount of $3.0 billion to the ASR Counterparties and (ii) additionally repurchased approximately $1.0 billion of our common stock under our stock repurchase program. As of March 31, 2020, a total of approximately $3.2 billion remained available for future repurchases of our common stock under our stock repurchase program.
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
(3)Excludes broker commissions.

Item 3: Defaults Upon Senior Securities

Not applicable.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

Not applicable.

Item 6: Exhibits

The information required by this Item is set forth in the Index to Exhibits of this Quarterly Report.

INDEX TO EXHIBITS

Exhibit Number	Filed or furnished with this 10-Q	Description
4.01		Form of 1.900% Note due 2025(1).
4.02		Form of 2.700% Note due 2030(1).
4.03		Officers’ Certificate dated March 11, 2020 establishing the terms of the 1.900% Notes due 2025 and the 2.700% Notes due 2030(1).
10.01		Credit Agreement, dated as of March 6, 2020, by and among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent and the other parties thereto(1).
10.02	X	Master Confirmation - Accelerated share repurchase agreement dated February 13, 2020 between eBay Inc. and Citibank N.A.
10.03	X	Master Confirmation - Accelerated share repurchase agreement dated February 13, 2020 between eBay Inc. and Morgan Stanley & Co, LLC
10.04	X	Master Confirmation - Accelerated share repurchase agreement dated February 13, 2020 between eBay Inc. and HSBC Bank USA, National Association
10.05+	X	Offer Letter dated July 7, 2019 between Registrant and Peter Thompson
10.06+	X	Offer Letter dated May 1, 2015 between Registrant and Kristin Yetto
31.01	X	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	X	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	X	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	X	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	X	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	X	Inline XBRL Taxonomy Extension Schema Document
101.CAL	X	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	X	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	X	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	X	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	X	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Indicates a management contract or compensatory plan or arrangement.
(1) Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eBay Inc.
Principal Executive Officer:

		By:	/s/ Jamie Iannone
Jamie Iannone
Chief Executive Officer
Date:	April 30, 2020
Principal Financial Officer:

		By:	/s/ Andy Cring
Andy Cring
Interim Chief Financial Officer
Date:	April 30, 2020
Principal Accounting Officer:

		By:	/s/ Brian J. Doerger
Brian J. Doerger
Vice President, Chief Accounting Officer
Date:	April 30, 2020