Form 10-Q
period 2020-06-30
EBAY INC
filed 2020-07-29
CIK 1065088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒
As of July 27, 2020, there were 699,881,116 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
eBay Inc.
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2020	December 31, 2019
	(In millions, except par value)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,006	$923
Short-term investments	4,297	1,850
Accounts receivable, net of allowance for doubtful accounts of $140 and $100	845	691
Other current assets	1,246	1,101
Current assets of discontinued operations	—	141
Total current assets	7,394	4,706
Long-term investments	832	1,305
Property and equipment, net	1,364	1,484
Goodwill	4,910	4,929
Intangible assets, net	56	62
Operating lease right-of-use assets	536	599
Deferred tax assets	4,203	4,369
Other assets	719	414
Long-term assets of discontinued operations	—	306
Total assets	$20,014	$18,174
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$516	$1,022
Accounts payable	305	251
Accrued expenses and other current liabilities	2,440	2,189
Deferred revenue	103	135
Income taxes payable	1,328	210
Current liabilities of discontinued operations	—	259
Total current liabilities	4,692	4,066
Operating lease liabilities	411	472
Deferred tax liabilities	2,584	2,646
Long-term debt	8,161	6,738
Other liabilities	1,264	1,356
Long-term liabilities of discontinued operations	—	26
Total liabilities	17,112	15,304
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value; 3,580 shares authorized; 705 and 796 shares outstanding	2	2
Additional paid-in capital	15,844	16,126
Treasury stock at cost, 995 and 897 shares	(34,946)	(31,396)
Retained earnings	21,681	17,754
Accumulated other comprehensive income	321	384
Total stockholders’ equity	2,902	2,870
Total liabilities and stockholders’ equity	$20,014	$18,174

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions, except per share amounts)
	(Unaudited)
Net revenues	$2,865	$2,423	$5,239	$4,836
Cost of net revenues	598	553	1,124	1,092
Gross profit	2,267	1,870	4,115	3,744
Operating expenses:
Sales and marketing	716	688	1,323	1,335
Product development	308	295	575	567
General and administrative	320	256	554	540
Provision for transaction losses	93	63	195	130
Amortization of acquired intangible assets	9	10	18	21
Total operating expenses	1,446	1,312	2,665	2,593
Income from operations	821	558	1,450	1,151
Interest and other, net	182	(51)	184	13
Income from continuing operations before income taxes	1,003	507	1,634	1,164
Income tax provision	(263)	(107)	(409)	(248)
Income from continuing operations	740	400	1,225	916
Income from discontinued operations, net of income taxes	6	2	2,933	4
Net income	$746	$402	$4,158	$920

Income per share - basic:
Continuing operations	$1.05	$0.47	$1.68	$1.04
Discontinued operations	0.01	—	4.03	0.01
Net income per share - basic	$1.06	$0.47	$5.71	$1.05

Income per share - diluted:
Continuing operations	$1.04	$0.46	$1.67	$1.03
Discontinued operations	0.01	—	4.00	0.01
Net income per share - diluted	$1.05	$0.46	$5.67	$1.04

Weighted-average shares:
Basic	703	860	728	880
Diluted	711	867	734	887

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
	(Unaudited)
Net income	$746	$402	$4,158	$920
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation gains (losses)	49	(20)	(64)	(52)
Unrealized gains (losses) on investments, net	32	16	1	56
Tax benefit (expense) on unrealized gains (losses) on investments, net	(8)	(5)	—	(15)
Unrealized gains (losses) on hedging activities, net	(47)	11	—	(30)
Tax benefit (expense) on unrealized gains (losses) on hedging activities, net	10	(2)	—	7
Other comprehensive income (loss), net of tax	36	—	(63)	(34)
Comprehensive income (loss)	$782	$402	$4,095	$886

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
	(Unaudited)
Common stock:
Balance, beginning of period	$2	$2	$2	$2
Common stock issued	—	—	—	—
Common stock repurchased/forfeited	—	—	—	—
Balance, end of period	2	2	2	2
Additional paid-in-capital:
Balance, beginning of period	15,723	15,785	16,126	15,716
Common stock and stock-based awards issued	45	52	49	55
Tax withholdings related to net share settlements of restricted stock units and awards	(43)	(65)	(83)	(119)
Stock-based compensation	116	139	210	260
Forward contract for share repurchase	—	—	(450)	—
Other	3	—	(8)	(1)
Balance, end of period	15,844	15,911	15,844	15,911
Treasury stock at cost:
Balance, beginning of period	(34,946)	(27,895)	(31,396)	(26,394)
Common stock repurchased	—	(1,501)	(3,550)	(3,002)
Balance, end of period	(34,946)	(29,396)	(34,946)	(29,396)
Retained earnings:
Balance, beginning of period	21,051	16,847	17,754	16,459
Net income	746	402	4,158	920
Dividends and dividend equivalents declared	(116)	(124)	(231)	(254)
Balance, end of period	21,681	17,125	21,681	17,125
Accumulated other comprehensive income:
Balance, beginning of period	285	464	384	498
Foreign currency translation adjustment	49	(20)	(64)	(52)
Change in unrealized gains (losses) on investments	32	16	1	56
Change in unrealized gains (losses) on derivative instruments	(47)	11	—	(30)
Tax benefit (provision) on above items	2	(7)	—	(8)
Balance, end of period	321	464	321	464
Total stockholders’ equity	$2,902	$4,106	$2,902	$4,106

Dividends and dividend equivalents declared per share or restricted stock unit	$0.16	$0.14	$0.32	$0.28

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2020	2019
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income	$4,158	$920
(Income) loss from discontinued operations, net of income taxes	(2,933)	(4)
Adjustments:
Provision for transaction losses	195	130
Depreciation and amortization	319	330
Stock-based compensation	216	241
(Gain) loss on investments, net	2	1
Deferred income taxes	104	56
Change in fair value of warrant	(305)	(105)
Changes in assets and liabilities, net of acquisition effects	(90)	(302)
Net cash provided by continuing operating activities	1,666	1,267
Net cash provided by (used in) discontinued operating activities	(110)	27
Net cash provided by operating activities	1,556	1,294
Cash flows from investing activities:
Purchases of property and equipment	(196)	(313)
Purchases of investments	(21,673)	(24,167)
Maturities and sales of investments	19,666	25,827
Acquisitions, net of cash acquired	(42)	(93)
Other	39	49
Net cash provided by (used in) continuing investing activities	(2,206)	1,303
Net cash provided by (used in) discontinued investing activities	4,075	(17)
Net cash provided by investing activities	1,869	1,286
Cash flows from financing activities:
Proceeds from issuance of common stock	50	55
Repurchases of common stock	(4,030)	(2,949)
Payments for taxes related to net share settlements of restricted stock units and awards	(83)	(119)
Payments for dividends	(226)	(245)
Proceeds from issuance of long-term debt, net	1,765	—
Repayment of debt	(839)	—
Other	(7)	—
Net cash used in continuing financing activities	(3,370)	(3,258)
Net cash provided by (used in) discontinued financing activities	—	—
Net cash used in financing activities	(3,370)	(3,258)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(26)	(20)
Net increase (decrease) in cash, cash equivalents and restricted cash	29	(698)
Cash, cash equivalents and restricted cash at beginning of period	996	2,219
Cash, cash equivalents and restricted cash at end of period	$1,025	$1,521
Less: Cash, cash equivalents and restricted cash of discontinued operations	—	20
Cash, cash equivalents and restricted cash of continuing operations at end of period	$1,025	$1,501

Supplemental cash flow disclosures:
Cash paid for:
Interest	$138	$154
Interest on finance lease obligations	$1	$—
Income taxes	$113	$220

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

On July 20, 2020, we entered into a definitive agreement with Adevinta ASA (“Adevinta”) to transfer our Classifieds business to Adevinta for $2.5 billion in cash, subject to certain adjustments, and 540 million shares in Adevinta. Together, the total consideration payable under the definitive agreement is valued at approximately $9.2 billion, based on the closing trading price of Adevinta’s outstanding shares on the Oslo Stock Exchange on July 17, 2020. The transaction is expected to close by the first quarter of 2021. Completion of the sale is subject to certain conditions, including regulatory approvals and the approval of the transaction by the requisite number of Adevinta’s shareholders as set forth in the definitive agreement, and other risks and uncertainties, including general industry and economic conditions outside our control. If the conditions to the closing of the sale of Classifieds are neither satisfied nor, where permissible, waived on a timely basis or at all, we may be unable to complete the sale of Classifieds or such completion may be delayed beyond our expected timeline.

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

Credit losses – Financial assets measured at amortized cost

We are exposed to credit losses primarily through our receivables from sellers or advertisers on our Marketplace and Classifieds platforms, respectively. We develop estimates to reflect the risk of credit loss which are based on historical loss trends adjusted for asset specific attributes, current conditions and reasonable and supportable forecasts of the economic conditions that will exist through the contractual life of the financial asset. Our receivables are recovered over a period of 0-180 days, therefore, forecasted changes to economic conditions are not expected to have a significant effect on the estimate of the allowance for doubtful accounts, except in extraordinary circumstances. We write off the asset when it is no longer deemed collectible or when it goes past due 180 days whichever is earlier, with certain limited exceptions. We monitor our ongoing credit exposure through an active review of collection trends. Our activities include monitoring the timeliness of payment collection, managing dispute resolution and performing timely account reconciliations. We may employ collection agencies to pursue recovery of defaulted receivables. At June 30, 2020, we reported allowances for doubtful accounts of $140 million reflecting an increase of $40 million, net of write-offs of $61 million for the six months ended June 30, 2020.

We are also exposed to credit losses from customer accounts and funds receivable balances held by third party financial institutions. These balances are either held by financial institutions associated with payment intermediation activity and awaiting settlement, or are installment collections from financial institutions. We assess these balances for credit loss based on a review of the average period for which the funds are held, credit ratings of the financial institutions and by assessing the probability of default and loss given default models. At June 30, 2020, we did not record any credit-related loss.

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
standard will be effective for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those fiscal years. We are evaluating the impact of adopting this new accounting guidance on our condensed consolidated financial statements.

In 2020, the FASB issued new guidance to decrease diversity in practice and increase comparability for the accounting of certain equity securities and investments under the equity method of accounting. The standard will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 31, 2020. We are evaluating the impact of adopting this new guidance on our condensed consolidated financial statements.

Note 2 — Net Income Per Share

Basic net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding options and equity incentive awards is reflected in diluted net income per share by application of the treasury stock method. The calculation of diluted net income per share excludes all anti-dilutive common shares. The following table sets forth the computation of basic and diluted net income per share for the three and six months ended June 30, 2020 and 2019 (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Income from continuing operations	$740	$400	$1,225	$916
Income from discontinued operations, net of income taxes	6	2	2,933	4
Net income	$746	$402	$4,158	$920
Denominator:
Weighted average shares of common stock - basic	703	860	728	880
Dilutive effect of equity incentive awards	8	7	6	7
Weighted average shares of common stock - diluted	711	867	734	887

Income per share - basic:
Continuing operations	$1.05	$0.47	$1.68	$1.04
Discontinued operations	0.01	—	4.03	0.01
Net income per share - basic	$1.06	$0.47	$5.71	$1.05
Income per share - diluted:
Continuing operations	$1.04	$0.46	$1.67	$1.03
Discontinued operations	0.01	—	4.00	0.01
Net income per share - diluted	$1.05	$0.46	$5.67	$1.04
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	1	20	6	23

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 3 — Business Combinations

Acquisition activity during the three and six months ended June 30, 2020 was immaterial.

In February 2019, we completed our acquisition of the U.K.-based classifieds site, Motors.co.uk, for $93 million in cash. We made the acquisition to increase our international presence and give buyers access to more listings.

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

Note 4 — Discontinued Operations

StubHub

On February 13, 2020, we completed the previously announced sale of our StubHub business to an affiliate of viagogo for a purchase price of $4.05 billion in cash, subject to certain adjustments specified in the purchase agreement, including adjustments for indebtedness, cash, working capital and transaction expenses of StubHub at the closing of the transaction. The sale was completed for $4.1 billion in proceeds ($3.2 billion, net of income taxes of approximately $900 million) and a pre-tax gain of $3.9 billion upon closing within income from discontinued operations, both subject to working capital adjustments.

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

The financial results of StubHub are presented as income from discontinued operations, net of income taxes in our condensed consolidated statement of income. The following table presents financial results from discontinued operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020 (1)	2019
StubHub income from discontinued operations, net of income taxes	$7	$3	$2,935	$8
PayPal and Enterprise (loss) from discontinued operations, net of income taxes	(1)	(1)	(2)	(4)
Income from discontinued operations, net of income taxes	$6	$2	$2,933	$4
(1) Includes StubHub financial results from January 1, 2020 to February 13, 2020, in addition to the gain on sale recorded during the three months ended March 31, 2020.

The following table presents cash flows for StubHub (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020 (1)	2019
Net cash provided by (used in) discontinued operating activities	$—	$49	$(110)	$27
Net cash provided by (used in) discontinued investing activities	$—	$(4)	$4,075	$(17)
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

The financial results of StubHub are presented as income from discontinued operations, net of income taxes on our condensed consolidated statement of income. The following table presents the financial results of StubHub (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020(1)	2019
Net revenues	$—	$264	$100	$494
Cost of net revenues	—	77	31	139
Gross profit	—	187	69	355
Operating expenses:
Sales and marketing	—	129	51	224
Product development	—	27	29	52
General and administrative	—	18	33	43
Provision for transaction losses	—	8	3	13
Amortization of acquired intangible assets	—	2	1	4
Total operating expenses	—	184	117	336
Income (loss) from operations of discontinued operations	—	3	(48)	19
Pre-tax gain on sale	—	—	3,876	—
Income from discontinued operations before income taxes	—	3	3,828	19
Income tax benefit (provision)	7	—	(893)	(11)
Income from discontinued operations, net of income taxes	$7	$3	$2,935	$8
(1) Includes StubHub financial results from January 1, 2020 to February 13, 2020, in addition to the gain on sale recorded during the three months ended March 31, 2020.

For the three and six months ended June 30, 2020 and 2019, the loss from discontinued operations related to our former PayPal and Enterprise businesses was immaterial.

The following table presents the aggregate carrying amounts of the classes of assets and liabilities of discontinued operations in the condensed consolidated balance sheet (in millions):

December 31, 2019
Carrying amounts of assets included as part of discontinued operations:
Cash and cash equivalents	$52
Accounts receivable, net	9
Other current assets	80
Total current assets of discontinued operations	$141
Long-term investments	11
Property and equipment, net	26
Goodwill	224
Intangible assets, net	5
Operating lease right-of-use assets	29
Deferred tax assets	8
Other assets	3
Total long-term assets of discontinued operations	$306

Carrying amounts of liabilities included as part of discontinued operations:
Accounts payable	$19
Accrued expenses and other current liabilities	215
Deferred revenue	23
Income taxes payable	2
Total current liabilities of discontinued operations	$259
Operating lease liabilities	20
Other liabilities	6
Total long-term liabilities of discontinued operations	$26

Note 5 — Goodwill and Intangible Assets

Goodwill

The following table presents goodwill activity by reportable segment during the six months ended June 30, 2020 (in millions):

	December 31, 2019	Goodwill Acquired	Adjustments	June 30, 2020
Marketplace	$4,533	$—	$(49)	$4,484
Classifieds	396	30	—	426
Total	$4,929	$30	$(49)	$4,910

The adjustments to goodwill during the six months ended June 30, 2020 were primarily due to foreign currency translation.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Intangible Assets

The components of identifiable intangible assets are as follows (in millions, except years):

	June 30, 2020				December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Intangible assets:
Customer lists and user base	$436	$(395)	$41	5	$432	$(383)	$49	5
Marketing related	483	(476)	7	5	491	(486)	5	5
Developed technologies	234	(230)	4	3	235	(230)	5	3
All other	165	(161)	4	4	161	(158)	3	4
Total	$1,318	$(1,262)	$56		$1,319	$(1,257)	$62

Amortization expense for intangible assets was $10 million and $12 million for the three months ended June 30, 2020 and 2019, respectively and $20 million and $25 million for the six months ended June 30, 2020 and 2019.

Expected future intangible asset amortization as of June 30, 2020 is as follows (in millions):

Remaining 2020	$22
2021	26
2022	6
2023	2
Total	$56

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

Our reportable segments reflect the way management and our CODM review and assess performance of the business. Our CODM reviews revenue and operating income (loss) for each reportable segment. Our CODM does not evaluate reportable segments using asset information. Corporate and other costs include: (i) corporate management costs, such as human resources, finance and legal, that are not allocated to our segments; (ii) amortization of intangible assets; (iii) restructuring charges; (iv) stock-based compensation; and (v) results of operations of various initiatives that support all of our reportable segments.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Segment net revenue and operating income were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net Revenues
Marketplace
Net transaction revenues	$2,447	$1,887	$4,347	$3,772
Marketing services and other revenues	221	270	451	547
Total Marketplace	2,668	2,157	4,798	4,319

Classifieds (1)	201	271	449	527

Elimination of inter-segment net revenue (2)	(4)	(5)	(8)	(10)
Total consolidated net revenue	$2,865	$2,423	$5,239	$4,836

Operating income (loss)
Marketplace	$1,067	$689	$1,828	$1,458
Classifieds	61	102	144	193
Corporate and other costs	(307)	(233)	(522)	(500)
Total operating income	821	558	1,450	1,151
Interest and other, net	182	(51)	184	13
Income before income taxes	$1,003	$507	$1,634	$1,164

(1)Classifieds net revenues consists entirely of marketing services and other revenue.
(2)Represents revenue generated between our reportable segments.

The following table summarizes the allocation of net revenues based on geography (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
U.S.	$1,086	$820	$1,908	$1,662
Germany	397	392	754	776
United Kingdom	453	363	801	716
South Korea	334	300	646	597
Rest of world	595	548	1,130	1,085
Total net revenues	$2,865	$2,423	$5,239	$4,836

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 7 — Investments

The following tables summarize the unrealized gains and losses and estimated fair value of our investments classified as available-for-sale (in millions):

	June 30, 2020
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Restricted cash	$19	$—	$—	$19
Corporate debt securities	3,866	3	—	3,869
Government and agency securities	409	—	—	409
	$4,294	$3	$—	$4,297
Long-term investments:
Corporate debt securities	530	5	(1)	534
	$530	$5	$(1)	$534

	December 31, 2019
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Restricted cash	$21	$—	$—	$21
Corporate debt securities	1,653	1	—	1,654
Government and agency securities	175	—	—	175
	$1,849	$1	$—	$1,850
Long-term investments:
Corporate debt securities	957	4	—	961
	$957	$4	$—	$961

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

We regularly review investment securities for credit impairment using both qualitative and quantitative criteria. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses will be recorded through interest and other, net for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. We did not recognize any credit-related impairment through an allowance for credit losses as of June 30, 2020.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investment securities in a continuous loss position for less than 12 months had an estimated fair value of $946 million and an immaterial amount of unrealized losses as of June 30, 2020, and an estimated fair value of $774 million and an immaterial amount of unrealized losses as of December 31, 2019. As of June 30, 2020 there were no investment securities in a continuous loss position for greater than 12 months. Investment securities in a continuous loss position for greater than 12 months had an estimated fair value of $92 million and an immaterial amount of unrealized losses as of December 31, 2019. Refer to “Note 16 – Accumulated Other Comprehensive Income” for amounts reclassified to earnings from unrealized gains and losses.

The estimated fair values of our short-term and long-term investments classified as available-for-sale by date of contractual maturity as of June 30, 2020 are as follows (in millions):

June 30, 2020
One year or less (including restricted cash of $19)	$4,297
One year through two years	335
Two years through three years	199
$4,831
Equity Investments

Our equity investments are reported in long-term investments on our condensed consolidated balance sheet. The following table provides a summary of our equity investments (in millions):

	June 30, 2020	December 31, 2019
Equity investments without readily determinable fair values	$291	$337
Equity investments under the equity method of accounting	7	7
Total equity investments	$298	$344

The following table summarizes the change in total carrying value during the three and six months ended June 30, 2020 and 2019 related to equity investments without readily determinable fair values still held (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Carrying value, beginning of period	$326	$137	$337	$137
Downward adjustments for observable price changes and impairment	(40)	—	(40)	—
Foreign currency translation and other	5	(1)	(6)	(1)
Carrying value, end of period	$291	$136	$291	$136

For such equity investments without readily determinable fair values still held at June 30, 2020, cumulative downward adjustments for price changes and impairment was $121 million. There have been no upward adjustments for price changes to our equity investments without readily determinable fair values still held at June 30, 2020.

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

During 2020, we began to hedge the variability of forecasted interest payments on anticipated debt issuance using forward-starting interest rate swaps. The total notional amount of these forward-starting interest rate swaps was $700 million as of June 30, 2020 with terms calling for us to receive interest at a variable rate and to pay interest at a fixed rate. These interest rate swaps effectively fix the benchmark interest rate and have the economic effect of hedging the variability of forecasted interest payments for up to 10 years on an anticipated debt issuance in 2022, and they will be terminated upon issuance of the debt. Similar to other cash flow hedges, we record changes in the fair value of these interest rate swaps in accumulated other comprehensive income (loss) until the anticipated debt issuance. Upon debt issuance and termination of the derivative instruments, their fair value will be amortized over the term of the new debt to interest expense. We evaluate the effectiveness of interest rate swaps designated as cash flow hedges on a quarterly basis.

During the second quarter of 2020, we began to hedge the variability of the cash flows in interest payments associated with our floating-rate debt using interest rate swaps. These interest rate swap agreements effectively convert our floating-rate debt that is based on London Interbank Offered Rate (“LIBOR”) to a fixed-rate basis, reducing the impact of interest-rate changes on future interest expense. The total notional amount of these interest swaps was $400 million as of June 30, 2020 with terms calling for us to receive interest at a variable rate and to pay interest at a fixed rate. Our interest rate swap contracts have maturity dates in 2023. Similar to other cash flow hedges, we record changes in the fair value of these interest rate swaps in accumulated other comprehensive income (loss) and their fair value will be amortized over the term of the debt to interest expense.

We used interest rate swaps to manage interest rate risk on our fixed rate notes issued in July 2014 and maturing in 2019, 2021 and 2024. These interest rate swaps had the economic effect of modifying the fixed interest obligations associated with $2.4 billion of these notes so that the interest payable on these senior notes effectively became variable based on LIBOR plus a spread. These interest rate swaps were terminated in 2019.

Cash Flow Hedges

For derivative instruments that are designated as cash flow hedges, the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (“AOCI”) and subsequently reclassified into earnings in the same period the forecasted hedged transaction affects earnings. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Unrealized gains and losses in AOCI associated with such derivative instruments are immediately reclassified into earnings. As of June 30, 2020, we have estimated that approximately $4 million of net derivative gains related to our foreign exchange cash flow hedges and $1 million net derivative losses related to our interest rate contracts included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months. We classify cash flows related to our cash flow hedges as operating activities in our condensed consolidated statement of cash flows.

Net Investment Hedges

For derivative instruments that are designated as net investment hedges, the derivative’s gain or loss is initially reported in the translation adjustments component of AOCI and is reclassified to net earnings in the period in which the hedged subsidiary is either sold or substantially liquidated.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Hedges

We designated the interest rate swaps used to manage interest rate risk on our fixed rate notes issued in July 2014 and maturing in 2019, 2021 and 2024 as qualifying hedging instruments and accounted for them as fair value hedges. These transactions were designated as fair value hedges for financial accounting purposes because they protected us against changes in the fair value of certain of our fixed rate borrowings due to benchmark interest rate movements. In 2019, $1.15 billion related to our 2.200% senior notes due 2019 of the $2.4 billion aggregate notional amount matured. In addition, during 2019, we terminated the interest rate swaps related to $750 million of our 2.875% senior notes due July 2021 and $500 million of our 3.450% senior notes due July 2024. As a result of the early termination, hedge accounting was discontinued prospectively and the gain on termination was recorded as an increase to the long-term debt balance and is being recognized over the remaining life of the underlying debt as a reduction to interest expense. The gain recognized during the three and six months ended June 30, 2020 was immaterial.

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Derivative Contracts

The fair values of our outstanding derivative instruments were as follows (in millions):

	Balance Sheet Location	June 30, 2020	December 31, 2019
Derivative Assets:
Foreign exchange contracts designated as cash flow hedges	Other Current Assets	$51	$36
Foreign exchange contracts designated as net investment hedges	Other Current Assets	4	—
Foreign exchange contracts not designated as hedging instruments	Other Current Assets	21	15
Warrant	Other Assets	586	281
Foreign exchange contracts designated as cash flow hedges	Other Assets	19	15
Total derivative assets		$681	$347

Derivative Liabilities:
Foreign exchange contracts designated as cash flow hedges	Other Current Liabilities	$7	$2
Foreign exchange contracts designated as net investment hedges	Other Current Liabilities	1	2
Foreign exchange contracts not designated as hedging instruments	Other Current Liabilities	20	19
Interest rate contracts designated as cash flow hedges	Other Current Liabilities	1	—
Interest rate contracts designated as cash flow hedges	Other Liabilities	2	—
Total derivative liabilities		$31	$23

Total fair value of derivative instruments		$650	$324

Under the master netting agreements with the respective counterparties to our derivative contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis on our condensed consolidated balance sheet. As of June 30, 2020, the potential effect of rights of set-off associated with the foreign exchange contracts would be an offset to both assets and liabilities by $24 million, resulting in net derivative assets of $71 million and net derivative liabilities of $5 million. As of June 30, 2020, the potential effect of rights of set-off associated with the interest rate contracts would be an offset to liabilities by $1 million, resulting in net derivative assets of zero and net derivative liabilities of $3 million.

Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following tables present the activity of derivative instruments designated as cash flow hedges as of June 30, 2020 and December 31, 2019, and the impact of these derivative contracts on AOCI for the six months ended June 30, 2020 and 2019 (in millions):

	December 31, 2019	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Less: Amount of Gain (Loss) Reclassified From AOCI to Earnings	June 30, 2020
Foreign exchange contracts designated as cash flow hedges	$(9)	$21	$17	$(5)
Interest rate contracts designated as cash flow hedges	—	(3)	—	(3)
Total	$(9)	$18	$17	$(8)

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2018	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Less: Amount of Gain (Loss) Reclassified From AOCI to Earnings	June 30, 2019
Foreign exchange contracts designated as cash flow hedges	$68	$4	$34	$38

Effect of Derivative Contracts on Condensed Consolidated Statement of Income

The following table provides a summary of the total gain (loss) recognized in the condensed consolidated statement of income from our foreign exchange derivative contracts by location (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Foreign exchange contracts designated as cash flow hedges recognized in net revenues	$17	$13	$17	$33
Foreign exchange contracts designated as cash flow hedges recognized in cost of net revenues	—	1	—	1
Foreign exchange contracts not designated as hedging instruments recognized in interest and other, net	8	(14)	18	(19)
Total gain (loss) recognized from foreign exchange derivative contracts in the condensed consolidated statement of income	$25	$—	$35	$15

The following table provides a summary of the total gain (loss) recognized in the condensed consolidated statement of income from our interest rate derivative contracts by location (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Gain (loss) from interest rate contracts designated as fair value hedges recognized in interest and other, net	$—	$24	$—	$39
Gain (loss) from hedged items attributable to hedged risk recognized in interest and other, net	—	(24)	—	(39)
Total gain (loss) recognized from interest rate derivative contracts in the condensed consolidated statement of income	$—	$—	$—	$—

The following table provides a summary of the total gain (loss) recognized in the condensed consolidated statement of income due to changes in the fair value of the warrant (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Gain (loss) attributable to changes in the fair value of warrant recognized in interest and other, net	$293	$(8)	$305	$105

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

	June 30, 2020	December 31, 2019
Foreign exchange contracts designated as cash flow hedges	$2,022	$1,983
Foreign exchange contracts designated as net investment hedges	165	200
Foreign exchange contracts not designated as hedging instruments	2,630	2,439
Interest rate contracts designated as cash flow hedges	1,100	—
Total	$5,917	$4,622

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

Note 9 — Fair Value Measurement of Assets and Liabilities

The following tables present our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$1,006	$906	$100	$—
Short-term investments:
Restricted cash	19	19	—	—
Corporate debt securities	3,869	—	3,869	—
Government and agency securities	409	—	409	—
Total short-term investments	4,297	19	4,278	—
Derivatives	681	—	95	586
Long-term investments:
Corporate debt securities	534	—	534	—
Total long-term investments	534	—	534	—
Total financial assets	$6,518	$925	$5,007	$586

Liabilities:
Derivatives	$31	$—	$31	$—

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$923	$923	$—	$—
Short-term investments:
Restricted cash	21	21	—	—
Corporate debt securities	1,654	—	1,654	—
Government and agency securities	175	—	175	—
Total short-term investments	1,850	21	1,829	—
Derivatives	347	—	66	281
Long-term investments:
Corporate debt securities	961	—	961	—
Total long-term investments	961	—	961	—
Total financial assets	$4,081	$944	$2,856	$281

Liabilities:
Derivatives	$23	$—	$23	$—

Our financial assets and liabilities are valued using market prices on both active markets (Level 1), less active markets (Level 2) and little or no market activity (Level 3). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. Level 3 instrument valuations typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability. We did not have any transfers of financial instruments between valuation levels during the six months ended June 30, 2020.

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

The following tables present a reconciliation of the opening to closing balance of assets measured using significant unobservable inputs (Level 3) (in millions):

June 30, 2020
Opening balance as of January 1, 2020	$281
Change in fair value	305
Closing balance as of June 30, 2020	$586

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2019
Opening balance as of January 1, 2019	$148
Change in fair value	133
Closing balance as of December 31, 2019	$281

The following table presents quantitative information about Level 3 significant unobservable inputs used in the fair value measurement of the warrant as of June 30, 2020 (in millions):

	Fair value	Valuation technique	Unobservable Input	Range (weighted average)(1)

Warrant	$586	Black-Scholes and Monte Carlo	Probability of vesting	0.0% - 90.0% (69%)
			Equity volatility	21.0% - 57.5% (40%)
(1) Probability of vesting were weighted by the unadjusted value of the tranches. For volatility, the average represents the arithmetic average of the inputs and is not weighted by the relative fair value or notional amount.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 10 — Debt

The following table summarizes the carrying value of our outstanding debt (in millions, except percentages):

	Coupon	As of	Effective	As of	Effective
	Rate	June 30, 2020	Interest Rate	December 31, 2019	Interest Rate
Long-Term Debt
Floating Rate Notes:
Senior notes due 2023	LIBOR plus 0.87%	$400	1.734%	$400	2.913%

Fixed Rate Notes:
Senior notes due 2020	2.150%	—	—%	500	2.344%
Senior notes due 2020	3.250%	500	3.389%	500	3.389%
Senior notes due 2021	2.875%	421	2.993%	750	2.993%
Senior notes due 2022	3.800%	750	3.989%	750	3.989%
Senior notes due 2022	2.600%	1,000	2.678%	1,000	2.678%
Senior notes due 2023	2.750%	750	2.866%	750	2.866%
Senior notes due 2024	3.450%	750	3.531%	750	3.531%
Senior notes due 2025	1.900%	800	1.803%	—	—%
Senior notes due 2027	3.600%	850	3.689%	850	3.689%
Senior notes due 2030	2.700%	950	2.623%	—	—%
Senior notes due 2042	4.000%	750	4.114%	750	4.114%
Senior notes due 2056	6.000%	750	6.547%	750	6.547%
Total senior notes		8,671		7,750
Hedge accounting fair value adjustments (1)		12		15
Unamortized premium/(discount) and debt issuance costs		(33)		(44)
Other long-term borrowings		11		17
Less: Current portion of long-term debt		(500)		(1,000)
Total long-term debt		8,161		6,738

Short-Term Debt
Current portion of long-term debt		500		1,000
Unamortized premium/(discount) and debt issuance costs		—		(1)
Other short-term borrowings		16		23
Total short-term debt		516		1,022
Total Debt		$8,677		$7,760
(1) Includes the fair value adjustments to debt associated with terminated interest rate swaps which are being recorded as a reduction to interest expense over the remaining term of the related notes.

Senior Notes

In June 2020, $500 million of our 2.150% senior fixed rate notes matured and were repaid.

In June 2020, we issued additional senior unsecured notes in a reopening of our outstanding 1.900% fixed rate notes due 2025 and 2.700% fixed rate notes due 2030 that were issued in March 2020 in an aggregate principal amount of $750 million. The June 2020 issuance consisted of $300 million of additional 1.900% fixed rate notes due 2025 and $450 million of additional 2.700% fixed rate notes due 2030. We used a portion of these proceeds to complete a tender offer to purchase any and all of the $750 million aggregate principal amount of our 2.875% senior fixed rate notes due in 2021. We settled tender offers with holders of approximately 44% of the total outstanding principal amount of the 2.875% senior fixed rate notes due in 2021. Total cash consideration paid for these purchases was $339 million and the total carrying amount of the notes was $329 million, resulting in a loss on extinguishment of $10 million (including an immaterial amount of fees and other costs associated with the tender), which was recorded in interest and other, net in our condensed consolidated statement of income. In addition, we

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
paid any accrued interest on the tendered notes up to, but not including, the date of settlement.

Subsequent to June 30, 2020, we paid an additional $2 million to purchase additional 2.875% senior notes due 2021 upon final settlement of the tender offer. In July 2020, we exercised our option to redeem the remaining 2.875% senior notes due 2021 for an aggregate redemption price of approximately $419 million, plus accrued interest to the redemption date and a make-whole premium. The redemption is scheduled to settle in the third quarter.

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

If a change of control triggering event (as defined in the applicable senior notes) occurs with respect to the 3.800% fixed rate notes due 2022, the floating rate notes due 2023, the 2.750% fixed rate notes due 2023, the 1.900% fixed rate notes due 2025, the 3.600% fixed rate notes due 2027, the 2.700% fixed rate notes due 2030 or the 6.000% fixed rate notes due 2056, we must, subject to certain exceptions, offer to repurchase all of the notes of the applicable series at a price equal to 101% of the principal amount, plus accrued and unpaid interest.

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

To help achieve our interest rate risk management objectives, in connection with the previous issuance of certain senior notes, we entered into interest rate swap agreements that effectively converted $2.4 billion of our fixed rate notes to floating rate debt based on LIBOR plus a spread. These swaps were designated as fair value hedges against changes in the fair value of certain fixed rate senior notes resulting from changes in interest rates. The gains and losses related to changes in the fair value of interest rate swaps substantially offset changes in the fair value of the hedged portion of the underlying debt that are attributable to changes in market interest rates. In 2019, $1.15 billion related to our 2.200% senior notes of the $2.4 billion aggregate notional amount matured. In addition, during 2019, we terminated the interest rate swaps related to $750 million of our 2.875% senior notes due July 2021 and $500 million of our 3.450% senior notes due July 2024. As a result of the early termination, hedge accounting was discontinued prospectively and the gain on termination was recorded as an increase to the long-term debt balance and is being recognized over the remaining life of the underlying debt as a reduction to interest expense. The gain recognized during the three and six months ended June 30, 2020 was immaterial.

To help achieve our interest rate risk management objectives, during the second quarter of 2020, we entered into interest rate swap agreements that effectively converted $400 million of our LIBOR-based floating-rate debt to a fixed-rate basis. These swaps were designated as cash flow hedges and have maturity dates in 2023.

The effective interest rates for our senior notes include the interest payable, the amortization of debt issuance costs and the amortization of any original issue discount and premium on these senior notes. Interest on these senior notes is payable either quarterly or semiannually. Interest expense associated with these senior notes, including amortization of debt issuance costs, was approximately $74 million and $79 million during the three months ended June 30, 2020 and 2019, respectively, and $144 million and $159 million during the six months ended June 30, 2020 and 2019, respectively.

As of June 30, 2020 and December 31, 2019, the estimated fair value of these senior notes, using Level 2 inputs, was approximately $9.2 billion and $7.9 billion, respectively.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. As of June 30, 2020, there were no commercial paper notes outstanding.

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

As of June 30, 2020, no borrowings were outstanding under our $2 billion credit agreement. However, as described above, we have an up to $1.5 billion commercial paper program and are required to maintain available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due, in an aggregate amount of $1.5 billion. However as of June 30, 2020, no borrowings were outstanding under our commercial paper program; therefore, $2 billion of borrowing capacity was available for other purposes permitted by the credit agreement, subject to customary conditions to borrowing. The credit agreement includes a covenant limiting our consolidated leverage ratio to no more than 4.0:1.0, subject to, upon the occurrence of a qualified material acquisition, if so elected by us, a step-up to 4.5:1.0 for the four fiscal quarters completed following such qualified material acquisition. The credit agreement includes customary events of default, with corresponding grace periods in certain circumstances, including payment defaults, cross-defaults and bankruptcy-related defaults. In addition, the credit agreement contains customary affirmative and negative covenants, including restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case, subject to customary exceptions. The credit agreement also contains customary representations and warranties.

We were in compliance with all covenants in our outstanding debt instruments during the six months ended June 30, 2020.

Note 11 — Balance Sheet Components

Contract Balances

Accounts receivable represents amounts invoiced and revenue recognized prior to invoicing when we have satisfied our performance obligation and have the unconditional right to payment. The allowance for doubtful accounts and authorized credits is estimated based upon our assessment of various factors including historical experience, the age of the accounts receivable balances, current economic conditions reasonable and supportable forecasts, and other factors that may affect our customers’ ability to pay. The allowance for doubtful accounts and authorized credits was $194 million and $128 million as of June 30, 2020 and December 31, 2019, respectively.
Deferred revenue consists of fees received related to unsatisfied performance obligations at the end of the period. Due to the generally short-term duration of contracts, the majority of the performance obligations are satisfied in the following reporting period. The amount of revenue recognized for the six month period ended June 30, 2020 that was included in the deferred revenue balance at the beginning of the period was $81 million. The amount of revenue recognized for the six month period ended June 30, 2019 that was included in the deferred revenue balance at the beginning of the period was $69 million.

Note 12 — Commitments and Contingencies

Off-Balance Sheet Arrangements

As of June 30, 2020, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under the arrangement. As of June 30, 2020, we had a total of $5.2 billion in aggregate cash deposits, partially offset by $5.2 billion in cash withdrawals, held within the financial institution under the cash pooling arrangement.

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

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable were not material for the six months ended June 30, 2020. Except as otherwise noted for the proceedings described in this Note 12, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to significant uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material. Legal fees are expensed as incurred.

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

The stock repurchase activity under our stock repurchase programs during the six months ended June 30, 2020 is summarized as follows (in millions, except per share amounts):

	Shares Repurchased (1)	Average Price per Share (2)	Value of Shares Repurchased (2)	Remaining Amount Authorized
Balance as of January 1, 2020				$2,151
Authorization of additional plan in January 2020				5,000
Repurchase of shares of common stock	29	$34.30	$998	(998)
Accelerated share repurchases (3)	69		$2,550	(2,550)
Unsettled forward contract for share repurchase	—		$450	(450)
Balance as of June 30, 2020				$3,153

(1)These repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. None of the repurchased shares of common stock have been retired.
(2)Excludes broker commissions.
(3)As indicated above, under the ASR Agreements, we paid an aggregate amount of $3.0 billion to the ASR Counterparties and received an initial delivery of 69 million shares of our common stock. Pursuant to the terms of the ASR Agreements, the final number of shares and the average purchase price will be determined at the end of the applicable purchase periods.

In July 2020, the ASR Agreements settled and resulted in approximately 74 million shares repurchased at an average price per share of $40.77.

Dividends

The Company paid a total of $112 million and $226 million in cash dividends during the three and six months ended June 30, 2020, respectively, and $120 million and $245 million in cash dividends during the three and six months ended June 30, 2019, respectively. In July 2020, our Board of Directors declared a cash dividend of $0.16 per share of common stock to be paid on September 18, 2020 to stockholders of record as of September 1, 2020.

Note 14 — Employee Benefit Plans

Restricted Stock Unit Activity

During the second quarter of 2020, our Chief Executive Officer was granted total shareholder return performance stock units (“TSR PSUs”) with performance and time-based vesting requirements. The number of stock units ultimately received will depend on our total shareholder return relative to that of the S&P 500 index over two and three year measurement periods. The target number of shares will be divided into two tranches, with each tranche corresponding to 50% of the target shares. The first tranche will vest in full on the second anniversary of the grant date and second tranche will vest on the third anniversary of the grant date.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table presents restricted stock unit (“RSU”) activity under our equity incentive plans as of and for the six months ended June 30, 2020 (in millions):

Units
Outstanding as of January 1, 2020	28
Awarded	14
Vested	(6)
Forfeited	(6)
Outstanding as of June 30, 2020	30

The weighted average grant date fair value for RSUs awarded during the six months ended June 30, 2020 was $30.56 per share.

Stock-Based Compensation Expense

The impact on our results of operations of recording stock-based compensation expense was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of net revenues	$12	$13	$22	$25
Sales and marketing	24	23	44	44
Product development	46	50	85	92
General and administrative	34	43	65	80
Total stock-based compensation expense	$116	$129	$216	$241
Capitalized in product development	$4	$3	$8	$6

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

Although the timing of the resolution and/or closure of audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. Given the number of years remaining subject to examination and the number of matters being examined, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits. We expect the gross amount of unrecognized tax benefits to be reduced within the next twelve months by at least $16 million.

We have recognized the tax consequences of all foreign unremitted earnings and management has no specific plans to indefinitely reinvest the unremitted earnings of our foreign subsidiaries as of the balance sheet date. We have not provided for deferred taxes on outside basis differences in our investments in our foreign subsidiaries that are unrelated to unremitted earnings. With the exception of our Classifieds entities, these basis differences will be indefinitely reinvested. A determination of the unrecognized deferred taxes related to these other components of our outside basis difference is not practicable. In connection with the intent to sell the Classifieds business as discussed in “Note 1 – The Company and Summary of Significant Accounting Policies”, we assessed the outside basis differences relating to Classifieds and determined that they were not material as of June 30, 2020.

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion invalidating the regulations relating to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was issued by the Tax Court in December 2015. The Internal Revenue Service (“IRS”) appealed the decision in June 2016. On July 24, 2018, the Ninth Circuit Federal Court issued a decision that was subsequently withdrawn and a reconstituted panel has conferred on the appeal. On June 7, 2019, the Ninth Circuit Federal Court upheld the cost-sharing regulations and on November 11, 2019 the U.S. Tax Court of Appeals for the

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Ninth Circuit released a court order denying an en banc rehearing of the case Altera Corp. v Commissioner following Altera’s petition filed on July 22, 2019. On February 10, 2020, a petition for writ of certiorari was filed with the U.S. Supreme Court. On June 22, 2020, the U.S. Supreme Court declined to issue a writ of certiorari, thus leaving the Ninth Circuit’s ruling intact. There is no impact to our consolidated financial statements.

Note 16 — Accumulated Other Comprehensive Income

The following tables summarize the changes in AOCI for the three and six months ended June 30, 2020 and 2019 (in millions):

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of March 31, 2020	$38	$(26)	$250	$23	$285
Other comprehensive income (loss) before reclassifications	(30)	32	49	(2)	49
Less: Amount of gain (loss) reclassified from AOCI	17	—	—	(4)	13
Net current period other comprehensive income (loss)	(47)	32	49	2	36
Balance as of June 30, 2020	$(9)	$6	$299	$25	$321

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of March 31, 2019	$27	$(16)	$430	$23	$464
Other comprehensive income (loss) before reclassifications	25	16	(20)	(10)	11
Less: Amount of gain (loss) reclassified from AOCI	14	—	—	(3)	11
Net current period other comprehensive income (loss)	11	16	(20)	(7)	—
Balance as of June 30, 2019	$38	$—	$410	$16	$464

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2019	$(9)	$5	$363	$25	$384
Other comprehensive income (loss) before reclassifications	17	1	(64)	(4)	(50)
Less: Amount of gain (loss) reclassified from AOCI	17	—	—	(4)	13
Net current period other comprehensive income (loss)	—	1	(64)	—	(63)
Balance as of June 30, 2020	$(9)	$6	$299	$25	$321

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2018	$68	$(56)	$462	$24	$498
Other comprehensive income (loss) before reclassifications	4	56	(52)	(15)	(7)
Less: Amount of gain (loss) reclassified from AOCI	34	—	—	(7)	27
Net current period other comprehensive income (loss)	(30)	56	(52)	(8)	(34)
Balance as of June 30, 2019	$38	$—	$410	$16	$464

The following table provides a summary of reclassifications out of AOCI (in millions):

Details about AOCI Components	Affected Line Item in the Statement of Income	Amount of Gain (Loss) Reclassified From AOCI
		Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Gains (losses) on cash flow hedges - foreign exchange contracts	Net Revenues	$17	$13	$17	$33
	Cost of net revenues	—	1	—	1
	Total, from continuing operations before income taxes	17	14	17	34
	Provision for income taxes	(4)	(3)	(4)	(7)
	Total, net of income taxes	13	11	13	27

Total reclassifications for the period	Total, net of income taxes	$13	$11	$13	$27

Note 17 — Restructuring

The following table summarizes restructuring reserve activity during the six months ended June 30, 2020 (in millions):

Employee Severance and Benefits
Accrued liability as of January 1, 2020	$28
Charges	8
Payments	(33)
Accrued liability as of June 30, 2020	$3

During the first quarter of 2020 we substantially completed the reduction in workforce that was approved by management during the fourth quarter of 2019, primarily in our Marketplace segment. We incurred pre-tax restructuring charges of approximately $8 million during the first quarter of 2020 in connection with the action taken in the fourth quarter of 2019.

During the first quarter of 2019, management approved a plan to drive operational improvement that included the reduction of workforce, primarily in our Marketplace segment. We incurred pre-tax restructuring charges of approximately $41 million during the six months ended June 30, 2019, which were primarily related to employee severance and benefits. The reduction was substantially completed in the first quarter of 2019.

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

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the world. While the disruption is currently expected to be temporary, there is uncertainty around its duration. As a result of COVID-19 restrictions globally, there have been changes in consumer behavior that have resulted in more online retail experiences. We expect these changes in behavior to continue to evolve as the pandemic progresses. Our Marketplace platforms experienced improved traffic, buyer acquisition and conversion due to the ongoing impact of measures taken globally to contain the spread of COVID-19. The Marketplace platforms also experienced improved acquisition of small business sellers. Conversely, our Classifieds platforms were adversely impacted. The Classifieds platforms experienced lower advertising revenues as we offered incentives to sellers such as fee waivers and discounts driven by the COVID-19 environment. The impacts seen in both platforms may continue to create volatility in our results and a wider range of outcomes as consumer behaviors continue to evolve. See “Results of Operations” below for impacts of COVID-19 on our results for the three and six months ended June 30, 2020. For additional information, see “– Liquidity and

Capital Resource Requirements” below and “Item 1A: Risk Factors” under the caption “The global COVID-19 pandemic could harm our business and results of operations” in Part II of this report.

On April 13, 2020, we announced that the Board of Directors of eBay appointed Jamie Iannone as President and Chief Executive Officer of eBay, effective April 27, 2020. Mr. Iannone was also appointed as a member of the Board, effective as of April 27, 2020.

On July 20, 2020, we entered into a definitive agreement to transfer our Classifieds business to Adevinta ASA (“Adevinta”) for $2.5 billion in cash, subject to certain adjustments, and 540 million shares in Adevinta. These shares will represent, approximately 44% of Adevinta’s total outstanding shares and approximately 33% of Adevinta’s outstanding voting shares, as of June 30, 2020. Together, the total consideration payable under the definitive agreement is valued at approximately $9.2 billion, based on the closing trading price of Adevinta shares on the Oslo Stock Exchange on July 17, 2020. The transaction is expected to close by the first quarter of 2021. Completion of the sale is subject to certain conditions, including regulatory approvals and the approval of the transaction by Adevinta’s shareholders as set forth in the definitive agreement and other risks and uncertainties.

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

Quarter Highlights

Net revenues increased 18% to $2.9 billion during the three months ended June 30, 2020 compared to the same period in 2019. FX-Neutral net revenue increased 21% during the three months ended June 30, 2020 compared to the same period in 2019. Operating margin increased to 28.7% for the three months ended June 30, 2020 compared to 23.0% for the same period in 2019. Diluted earnings per share from continuing operations increased to $1.04 during the three months ended June 30, 2020 compared to $0.46 in the same period in 2019.

We generated cash flow from continuing operating activities of $964 million during the three months ended June 30, 2020 compared to $695 million in the same period in 2019. During the three months ended June 30, 2020, we issued debt of $750 million, repaid debt of $500 million upon maturity, paid $329 million for some of our outstanding senior notes maturing in 2021 pursuant to a tender offer and paid $112 million in cash dividends.

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

Net Revenues

Seasonality

We expect transaction activity patterns on our platforms to mirror general consumer buying patterns and expect that these trends will continue. All of our segments have seasonal cadences that impact their revenues and margins. In addition, macroeconomic conditions, such as the ongoing COVID-19 pandemic, may also contribute to fluctuations in revenues and margins. The following table sets forth sequential quarterly movements of our total net revenues for the periods presented (in millions, except percentages):

	Quarter Ended
	March 31	June 30	September 30	December 31
2018
Net revenues	$2,348	$2,394	$2,358	$2,563
% change from prior quarter	(2)%	2%	(1)%	9%
2019
Net revenues	$2,413	$2,423	$2,343	$2,500
% change from prior quarter	(6)%	—%	(3)%	7%
2020
Net revenues	$2,374	$2,865	$—	$—
% change from prior quarter	(5)%	21%

Net Revenues by Geography

Revenues are attributed to U.S. and international geographies primarily based upon the country in which the seller, platform that displays advertising, other service provider or customer, as the case may be, is located. The following table presents net revenues by geography for the periods presented (in millions, except percentages):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2020	2019	As Reported	2020	2019	As Reported
U.S.	$1,086	$820	32%	$1,908	$1,662	15%
Percentage of net revenues	38%	34%		36%	34%

International	1,779	1,603	11%	3,331	3,174	5%
Percentage of net revenues	62%	66%		64%	66%

Total net revenues	$2,865	$2,423	18%	$5,239	$4,836	8%

Our commerce platforms operate globally, resulting in certain revenues that are denominated in foreign currencies, including the British pound, euro and Korean won. In addition, as shown in the table above, we generate a majority of our net revenues internationally. Because of these factors, we are subject to the risks related to doing business in foreign countries as discussed in “Part II - Item 1A: Risk Factors.”

Net revenues included $17 million of hedging gains during the three and six months ended June 30, 2020, as compared to $13 million and $33 million of hedging gains during the same periods in 2019. The hedging activity in net revenues specifically relates to hedges of net transaction revenues generated by our Marketplace segment. Foreign currency movements relative to the U.S. dollar had an unfavorable impact of $46 million on net revenues during the three months ended June 30, 2020 compared to an unfavorable impact of $85 million during the same period in 2019, and an unfavorable impact of $87 million on net revenues during the six months ended June 30, 2020 compared to an unfavorable impact of $152 million during the same period in 2019. The effect of foreign currency exchange rate movements during the three months ended June 30, 2020 compared to the same period in 2019 was primarily attributable to the strengthening of the U.S. dollar against the British pound, Korean won and euro. The effect of foreign currency exchange rate movements during the six months ended June 30, 2020 compared to the same period in 2019 was primarily attributable to the strengthening of the U.S. dollar against the Korean won, euro and British pound.

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

The following table presents net revenues by type and segment (in millions, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Net transaction revenues:
Marketplace	$2,447	$1,887	30%	$4,347	$3,772	15%
Marketing services and other revenues:
Marketplace	221	270	(18)%	451	547	(17)%
Classifieds	201	271	(26)%	449	527	(15)%
Elimination of inter-segment net revenues	(4)	(5)	(20)%	(8)	(10)	(20)%
Total	418	536	(22)%	892	1,064	(16)%
Total net revenues	$2,865	$2,423	18%	$5,239	$4,836	8%
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

Take rate is defined as net transaction revenues divided by GMV.

Marketplace Net Transaction Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	As Reported	FX-Neutral	2020	2019	As Reported	FX-Neutral
	(In millions, except percentages)
Marketplace net transaction revenues (1)	$2,447	$1,887	30%	33%	$4,347	$3,772	15%	18%

Supplemental data:
Marketplace GMV	$27,135	$21,484	26%	29%	$48,394	$43,055	12%	15%
Marketplace take rate	9.02%	8.78%	0.24%		8.98%	8.76%	0.22%
(1)Marketplace net transaction revenues were net of $17 million hedging activity during the three and six months ended June 30, 2020 and $13 million and $33 million of hedging activity during the three and six months ended June 30, 2019, respectively.

Marketplace net transaction revenues increased during the three and six months ended June 30, 2020 compared to the same periods in 2019 primarily due to an increase in GMV due to improved traffic, buyer acquisition, and conversion due to global restrictions implemented to contain the spread of COVID-19 which resulted in consumers engaging in more online retail experiences during the second quarter of 2020 and higher take rate due to growth in promoted listing fees.

Marketplace transaction take rate was higher during the three and six months ended June 30, 2020 compared to the same periods in 2019, primarily due to growth in GMV due to the factors noted above and promoted listing fees, which along with final value fees are calculated as a percentage of an item’s sale price and category mix.

Marketing Services and Other Revenues

	Three Months Ended June 30,		% Change		Six Months Ended June 30,		% Change
	2020	2019	As Reported	FX-Neutral	2020	2019	As Reported	FX-Neutral
	(In millions, except percentages)
Marketplace	$221	$270	(18)%	(16)%	$451	$547	(17)%	(16)%
Classifieds	201	271	(26)%	(24)%	449	527	(15)%	(13)%
Elimination of inter-segment net revenues	(4)	(5)	(20)%	(20)%	(8)	(10)	(20)%	(20)%
Total MS&O revenues	$418	$536	(22)%	(20)%	$892	$1,064	(16)%	(14)%

Marketplace MS&O Revenues

The decrease in Marketplace MS&O revenues during the three and six months ended June 30, 2020 compared to the same periods in 2019 was primarily due to the sale of brands4friends in the third quarter of 2019, and lower advertising revenues that were driven by our ongoing shift to promoted listing fees, which are recognized in net transaction revenues, partially offset by increases attributable to our first-party inventory program in Korea.

Classifieds MS&O Revenues

The decrease in Classifieds MS&O revenues during the three and six months ended June 30, 2020 compared to the same periods in 2019 was primarily driven by incentives offered to sellers, such as fee waivers and discounts, and lower advertising revenue in light of the of the current economic environment driven by COVID-19.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Cost of net revenues	$598	$553	8%	$1,124	$1,092	3%
Percentage of net revenues	20.9%	22.8%		21.5%	22.6%

Cost of net revenues, net of immaterial hedging activities, was favorably impacted by $11 million attributable to foreign currency movements relative to the U.S. dollar during the three months ended June 30, 2020 compared to the same period in 2019. Cost of net revenues, net of immaterial hedging activities, was favorably impacted by $22 million attributable to foreign currency movements relative to the U.S. dollar during the six months ended June 30, 2020 compared to the same period in 2019.

The increase in cost of net revenues during the three months ended June 30, 2020 compared to the same period in 2019 was primarily due to an increase in payment processing costs as we continue to transition customers to our payments platform and an increase in cost of goods sold related to our first-party inventory program in Korea. The increase in cost of net revenues was partially offset by a favorable impact from foreign currency movements relative to the U.S. dollar and lower cost of goods sold due to the sale of brands4friends in the third quarter of 2019.

The increase in cost of net revenues during the six months ended June 30, 2020 compared to the same period in 2019 was primarily due to an increase in payment processing costs as we continue to transition customers to our payments platform and an increase in cost of goods sold related to our first-party inventory program in Korea. The increase in cost of net revenues was partially offset by a favorable impact from foreign currency movements relative to the U.S. dollar, lower cost of goods sold due to the sale of brands4friends in the third quarter of 2019, and lower customer support and site operations costs.

Operating Expenses

The following table presents operating expenses (in millions, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Sales and marketing	$716	$688	4%	$1,323	$1,335	(1)%
Percentage of net revenues	25%	28%		25%	28%
Product development	308	295	4%	575	567	1%
Percentage of net revenues	11%	12%		11%	12%
General and administrative	320	256	25%	554	540	3%
Percentage of net revenues	11%	11%		11%	11%
Provision for transaction losses	93	63	48%	195	130	50%
Percentage of net revenues	3%	3%		4%	3%
Amortization of acquired intangible assets	9	10	(10)%	18	21	(14)%
Total operating expenses	$1,446	$1,312	10%	$2,665	$2,593	3%

Foreign currency movements relative to the U.S. dollar had a favorable impact of $23 million on operating expenses during the three months ended June 30, 2020 compared to the same period in 2019 and a favorable impact of $43 million on operating expenses during the six months ended June 30, 2020 compared to the same period in 2019. There was no hedging activity within operating expenses during the three and six months ended June 30, 2020.

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

The increase in sales and marketing expense during the three months ended June 30, 2020 compared to the same period in 2019 was primarily due to an increase in online advertising expenses and user coupons in Korea, partially offset by a favorable impact from foreign currency movements relative to the U.S. dollar.

The decrease in sales and marketing expense during the six months ended June 30, 2020 compared to the same period in 2019 was primarily due to a favorable impact from foreign currency movements relative to the U.S. dollar and lower employee-related costs, partially offset by an increase in online advertising expenses.

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

The increase in product development expenses during the three months ended June 30, 2020 compared to the same period in 2019 was primarily due to an increase in employee-related costs, partially offset by a favorable impact from foreign currency movements relative to the U.S. dollar.

The increase in product development expenses during the six months ended June 30, 2020 compared to the same period in 2019 was primarily due to an increase in employee-related costs, partially offset by a favorable impact from foreign currency movements relative to the U.S. dollar and lower depreciation expense.

Capitalized internal use and platform development costs were $33 million and $64 million in the three and six months ended June 30, 2020 compared to $31 million and $69 million for the same periods in 2019. These costs are primarily reflected as a cost of net revenues when amortized in future periods.

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

The increase in general and administrative expenses during the three months ended June 30, 2020 compared to the same period in 2019 was primarily due to costs related to our CEO transition, professional fees and charitable donations.

The increase in general and administrative expenses during the six months ended June 30, 2020 compared to the same period in 2019 was primarily due to costs related to our CEO transition and professional fees, partially offset by restructuring costs incurred in 2019 related to our global workforce reduction.

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

The increase in provision for transaction losses during the three months ended June 30, 2020 compared to the same period in 2019 was primarily due to an increase in bad debt expense and higher customer protection program costs as a result of increased volume.

The increase in provision for transaction losses during the six months ended June 30, 2020 compared to the same periods in 2019 was primarily due to an increase in bad debt expense as a result of additional provisions recognized in light of the current economic environment driven by COVID-19 and higher customer protection program costs as a result of increased volume.

Income from Continuing Operations

The following table presents income from continuing operations (in millions, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Income from continuing operations	$821	$558	47%	$1,450	$1,151	26%
Operating margin	28.7%	23.0%		27.7%	23.8%

The increase in income from continuing operations during the three months ended June 30, 2020 compared to the same period in 2019 was primarily driven by income from our Marketplace segment due to increased volume experienced on the Marketplace platform. This increase was partially offset by the impact of COVID-19 on the Classifieds segment in 2020 as described above and higher corporate and other costs primarily related to costs related to our CEO transition and professional fees.

The increase in income from continuing operations during the six months ended June 30, 2020 compared to the same period in 2019 was primarily driven by income from our Marketplace segment due to increased volume experienced on the Marketplace platform, partially offset by the impact of COVID-19 on the Classifieds segment in 2020 as described above.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Total interest and other, net	$182	$(51)	**	$184	$13	**
Percentage of net revenues	6%	(2)%		4%	—%

The increase in interest and other, net during the three months ended June 30, 2020 compared to the same periods in 2019 was primarily attributable to the change in the fair value of the Adyen warrant partially offset by an impairment recorded on an investment and lower interest income.

The increase in interest and other, net during the six months ended June 30, 2020 compared to the same periods in 2019 was primarily attributable to the change in the fair value of the Adyen warrant and a gain recorded for the receipt of proceeds that were held in escrow related to a long-term investment that was sold in 2018, partially offset by an impairment recorded on an investment and lower interest income.
Income Tax Provision

The following table presents provision for income taxes (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income tax provision	$263	$107	$409	$248
Effective tax rate	26.2%	21.0%	25.0%	21.2%

The increase in our effective tax rate for the three and six months ended June 30, 2020 compared to the same periods in 2019 was primarily due to the effects of a retroactive California law change including incremental taxes on the gain on the sale of StubHub, and changes in the jurisdictional mix and character of earnings in foreign jurisdictions and related U.S. tax implications.

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

The following tables set forth a reconciliation of FX-Neutral GMV and FX-Neutral net revenues (each as defined below) to our reported GMV and net revenues for the periods presented (in millions, except percentages):

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	As Reported	Exchange Rate Effect(1)(3)	FX-Neutral(2)	As Reported	As Reported % Change	FX-Neutral % Change
GMV:
Marketplace	$27,135	$(644)	$27,779	$21,484	26%	29%

Net Revenues
Net transaction revenues:
Marketplace	$2,447	$(36)	$2,483	$1,887	30%	33%
Marketing services and other revenues:
Marketplace	221	(5)	226	270	(18)%	(16)%
Classifieds	201	(5)	206	271	(26)%	(24)%
Elimination of inter-segment net revenue	(4)	—	(4)	(5)	(20)%	(20)%
Total	418	(10)	428	536	(22)%	(20)%
Total net revenues	$2,865	$(46)	$2,911	$2,423	18%	21%

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	As Reported	Exchange Rate Effect(1)(3)	FX-Neutral(2)	As Reported	As Reported % Change	FX-Neutral % Change
GMV:
Marketplace	$48,394	$(1,061)	$49,455	$43,055	12%	15%

Net Revenues
Net transaction revenues:
Marketplace	$4,347	$(66)	$4,413	$3,772	15%	18%
Marketing services and other revenues:
Marketplace	451	(10)	461	547	(17)%	(16)%
Classifieds	449	(11)	460	527	(15)%	(13)%
Elimination of inter-segment net revenue	(8)	—	(8)	(10)	(20)%	(20)%
Total	892	(21)	913	1,064	(16)%	(14)%
Total net revenues	$5,239	$(87)	$5,326	$4,836	8%	11%

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
(3)Marketplace net transaction revenues were net of $17 million hedging activity during the three and six months ended June 30, 2020 and $13 million and $33 million of hedging activity during the three and six months ended June 30, 2019, respectively.

Liquidity and Capital Resources

Cash Flows

	Six Months Ended June 30,
	2020	2019
	(In millions)
Net cash provided by (used in):
Continuing operating activities	$1,666	$1,267
Continuing investing activities	(2,206)	1,303
Continuing financing activities	(3,370)	(3,258)
Effect of exchange rates on cash, cash equivalents and restricted cash	(26)	(20)
Net increase in cash and cash equivalents - discontinued operations	3,965	10
Net increase (decrease) in cash, cash equivalents and restricted cash	$29	$(698)

Continuing Operating Activities

Cash provided by continuing operating activities of $1.7 billion in the six months ended June 30, 2020 was primarily attributable to net income of $4.2 billion with adjustments for income from discontinued operations of $2.9 billion, $319 million in depreciation and amortization, $216 million in stock-based compensation, $195 million in provision for transaction losses, $104 million for deferred income taxes, partially offset by $90 million in changes in assets and liabilities, net of acquisition effects and adjustments of $305 million for changes in the fair value of the Adyen warrant.

Continuing Investing Activities

Cash used in continuing investing activities of $2.2 billion in the six months ended June 30, 2020 was primarily attributable to cash paid for investments of $21.7 billion, property and equipment of $196 million and acquisitions of $42 million, partially offset by proceeds of $19.7 billion from the maturities and sales of investments.

Continuing Financing Activities

Cash used in continuing financing activities of $3.4 billion in the six months ended June 30, 2020 was primarily attributable to cash paid to repurchase $4.0 billion of common stock, of which $3.0 billion related to repurchases of common stock under an accelerated share repurchase program, repaid debt of $839 million, which comprised of $500 million of our 2.150% senior fixed rate notes that matured and $339 million paid to repurchase a portion of our outstanding 2.875% senior fixed rate notes maturing in 2021 pursuant to a tender offer and paid $226 million of cash dividends, which was partially offset by $1.8 billion of proceeds from debt issuances.

The negative effect of exchange rate movements on cash, cash equivalents and restricted cash was due to the strengthening of the U.S. dollar against other currencies, primarily the euro, Korean won and Australian dollar during the six months ended June 30, 2020 compared to the 2019 year-end rate.

Stock Repurchases

In January 2019, our Board authorized a $4.0 billion stock repurchase program and in January 2020, our Board authorized an additional $5.0 billion stock repurchase program. These stock repurchase programs have no expiration from the date of authorization.

On February 13, 2020, we entered into accelerated share repurchase agreements (the “ASR Agreements”) with each three financial institutions (each, an “ASR Counterparty”), as part of our share repurchase program. Under the ASR Agreements, we paid an aggregate amount of $3.0 billion to the ASR Counterparties and received an initial delivery of approximately 69 million shares of our common stock, which shares were recorded as a $2.55 billion increase to treasury stock. The final number of shares to be repurchased will be based on the volume-weighted average stock price of our common stock during the terms of the agreements, less a discount. This is evaluated as an unsettled forward contract indexed to our own stock, with $450 million classified within stockholders’ equity. At final settlement, each ASR Counterparty may be required to deliver additional shares of our common stock to us or, under certain circumstances, we may be required to make a cash payment or deliver shares of our common stock to the applicable ASR Counterparty, with the method of settlement at our election. In July 2020, the ASR Agreements settled and resulted in approximately 74 million shares repurchased at an average price per share of $40.77.

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

During the six months ended June 30, 2020, we repurchased approximately $4 billion of our common stock under our stock repurchase programs. As of June 30, 2020, a total of approximately $3.2 billion remained available for future repurchases of our common stock under our stock repurchase programs.

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

Dividends

The Company paid a total of $112 million and $226 million in cash dividends during the three and six months ended June 30, 2020, respectively, and $120 million and $245 million in cash dividends during the three and six months ended June 30, 2019, respectively. In July 2020, our Board of Directors declared a cash dividend of $0.16 per share of common stock to be paid on September 18, 2020 to stockholders of record as of September 1, 2020.

Shelf Registration Statement and Debt

Shelf Registration

As of June 30, 2020, we had an effective shelf registration statement on file with the Securities and Exchange Commission that allows us to issue various types of debt securities, as well as common stock, preferred stock, warrants, depositary shares representing fractional interest in shares of preferred stock, purchase contracts and units from time to time in one or more offerings. Each issuance under the shelf registration statement will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. The registration statement does not limit the amount of securities that may be issued thereunder. Our ability to issue securities is subject to market conditions and other factors including, in the case of our debt securities, our credit ratings and compliance with the covenants in our credit agreement.

Senior Notes

As of June 30, 2020, we had floating- and fixed-rate senior notes outstanding for an aggregate principal amount of $8.7 billion. The net proceeds from the issuances of these senior notes are used for general corporate purposes, including, among other things, capital expenditures, share repurchases, repayment of indebtedness and possible acquisitions. The floating rate notes are not redeemable prior to maturity. On and after March 1, 2021, we may redeem some or all of the 6.000% fixed rate notes due 2056 at any time and from time to time prior to their maturity, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest. We may redeem some or all of the other fixed rate notes of each series at any time and from time to time prior to their maturity, generally at a make-whole redemption price plus accrued and unpaid interest. If a change of control triggering event (as defined in the applicable senior notes) occurs with respect to the 3.800% fixed rate notes due 2022, the floating rate notes due 2023, the 2.750% fixed rate notes due 2023, the 1.900% fixed rate notes due 2025, the 3.600% fixed rate notes due 2027, the 2.700% fixed rate notes due 2030 or the 6.000% fixed rate notes due 2056, we must, subject to certain exceptions, offer to repurchase all of the notes of the applicable series at a price equal to 101% of the principal amount plus accrued and unpaid interest. For additional details related to our senior notes, please see “Note 10 – Debt” to the condensed consolidated financial statements included in this report.

In July 2020, we exercised our option to redeem all of our outstanding 2.875% senior notes due 2021 for an aggregate redemption price of approximately $419 million, plus accrued interest to the redemption date and a make-whole premium. The redemption is scheduled to settle in the third quarter.

To help achieve our interest rate risk management objectives, in connection with the previous issuance of certain senior notes, we entered into interest rate swap agreements that effectively converted $2.4 billion of the fixed rate notes to floating rate debt based on the London Interbank Offered Rate (“LIBOR”) plus a spread. These swaps were designated as fair value hedges against changes in the fair value of certain fixed rate senior notes resulting from changes in interest rates. As of June 30, 2020, we had no interest rate swaps designated as fair value hedges outstanding as $1.15 billion related to our 2.200% senior notes of the $2.4 billion aggregate notional amount matured in 2019 and in 2019 we terminated the interest rate swaps related to $750 million of our 2.875% senior notes due July 2021 and $500 million of our 3.450% senior notes due July 2024. As a result of the early termination, hedge accounting was discontinued prospectively and the gain on termination was recorded as an increase to the long-term debt balance and is being recognized over the remaining life of the underlying debt as a reduction to interest expense. The gain recognized during the three and six months ended June 30, 2020 was immaterial. For additional details related to the interest rate swap termination, please see, “Note 10 – Debt” to the condensed consolidated financial statements included in this report.

During the second quarter of 2020, we began to hedge the variability of the cash flows in interest payments associated with our floating-rate debt using interest rate swaps. These interest rate swap agreements effectively convert our LIBOR-based floating-rate debt to a fixed-rate basis, reducing the impact of interest-rate changes on future interest expense. The total notional amount of these interest swaps was $400 million as of June 30, 2020 with terms calling for us to receive interest at a variable rate and to pay interest at a fixed rate. Our interest rate swap contracts have maturity dates in 2023.

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

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. As of June 30, 2020, there were no commercial paper notes outstanding.

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

As of June 30, 2020, no borrowings were outstanding under our $2 billion credit agreement. However, as described above, we have an up to $1.5 billion commercial paper program and are required to maintain available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due, in an aggregate amount of $1.5 billion. However as of June 30, 2020, no borrowings were outstanding under our commercial paper program; therefore, $2 billion of borrowing capacity was available for other purposes permitted by the credit agreement. The credit agreement includes a covenant limiting our consolidated leverage ratio to no more than 4.0:1.0, subject to, upon the occurrence of a qualified material acquisition, if so elected by us, a step-up to 4.5:1.0 for the four fiscal quarters completed following such qualified material acquisition. The credit agreement includes customary events of default, with corresponding grace periods in certain circumstances, including payment defaults, cross-defaults and bankruptcy-related defaults. In addition, the credit agreement contains customary affirmative and negative covenants, including restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case, subject to customary exceptions. The credit agreement also contains customary representations and warranties.

We were in compliance with all covenants in our outstanding debt instruments for the six months ended June 30, 2020.

Credit Ratings

As of June 30, 2020, we were rated investment grade by Standard and Poor’s Financial Services, LLC (long-term rated BBB+, short-term rated A-2, with a stable outlook), Moody’s Investor Service (long-term rated Baa1, short-term rated P-2, with a stable outlook), and Fitch Ratings, Inc. (long-term rated BBB, short-term rated F-2, with a stable outlook). We disclose these ratings to enhance the understanding of our sources of liquidity and the effects of our ratings on our costs of funds. Our borrowing costs depend, in part, on our credit ratings and any actions taken by these credit rating agencies to lower our credit ratings, as described above, will likely increase our borrowing costs.

Liquidity and Capital Resource Requirements

As of June 30, 2020 and December 31, 2019, we had assets classified as cash and cash equivalents, as well as short-term and long-term non-equity investments, in an aggregate amount of $5.8 billion and $3.8 billion, respectively. As of June 30, 2020, this amount included assets held in certain of our foreign operations totaling approximately $3.5 billion. As we repatriate these funds to the U.S., we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs. We have accrued deferred taxes for the tax effect of repatriating the funds to the U.S.

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

Off-Balance Sheet Arrangements

As of June 30, 2020, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

We have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under the arrangement. As of June 30, 2020, we had a total of $5.2 billion in aggregate cash deposits, partially offset by $5.2 billion in cash withdrawals, held within the financial institution under the cash pooling arrangement.

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

The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our cash equivalents and short-term and long-term investments in a variety of asset types, including bank deposits, government bonds and corporate debt securities. As of June 30, 2020, approximately 16% of our total cash and investments was held in cash and cash equivalents. As such, changes in interest rates will impact interest income. As discussed below, the fair market values of our fixed rate securities may be adversely affected due to a rise in interest rates, and we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates.

As of June 30, 2020, the balance of our corporate debt and government bond securities was $4.8 billion, which represented approximately 78% of our total cash and investments. Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate investment securities may be adversely impacted due to a rise in interest rates. In general, fixed-rate securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease and may also suffer a decline in market value if interest rates increase. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease in the fair value of our investments of $7 million and $8 million as of June 30, 2020 and December 31, 2019, respectively.

As of June 30, 2020, we had an aggregate principal amount of $8.7 billion of outstanding senior notes, of which 95% bore interest at fixed rates. In 2014, we entered into $2.4 billion of interest rate swap agreements that had an economic effect of modifying the fixed interest obligations associated with $1.15 billion of our 2.200% senior notes due July 2019, $750 million of our 2.875% senior notes due July 2021, and $500 million of our 3.450% senior notes due July 2024 so that the interest payable on those notes effectively became variable based on LIBOR plus a spread. In July 2019, $1.15 billion of the $2.4 billion aggregate notional amount matured and we terminated the interest rate swaps related to $750 million of our 2.875% senior notes due July 2021 and $500 million of our 3.450% senior notes due July 2024, which were designated as fair value hedges. As a result of the early termination hedge, accounting was discontinued prospectively and the gain on termination was recorded as an increase to the long-term debt balance and is being recognized over the remaining life of the underlying debt as a reduction to interest expense. The gain recognized during the three and six months ended June 30, 2020 was immaterial.

During the second quarter of 2020, we began to hedge the variability of the cash flows in interest payments associated with our floating-rate debt using interest rate swaps. These interest rate swap agreements effectively convert our LIBOR-based floating-rate debt to a fixed-rate basis, reducing the impact of interest-rate changes on future interest expense. The total notional amount of these interest swaps was $400 million as of June 30, 2020 with terms calling for us to receive interest at a variable rate and to pay interest at a fixed rate. Our interest rate swap contracts have maturity dates in 2023. At June 30, 2020, we did not have an unhedged balance on our floating-rate debt.

During the first quarter of 2020, we began to hedge the variability of forecasted interest payments using forward-starting interest rate swaps. The notional amount of these swaps was $700 million as of June 30, 2020, with terms calling for us to receive interest at a variable rate and to pay interest at a fixed rate. These interest rate swaps effectively fix the benchmark interest rate on anticipated debt issuance in 2022, and they will be terminated upon issuance of the debt. When entering into forward-starting interest rate swaps, we are subject to market risk with respect to changes in the underlying benchmark interest rate that impacts the fair value of the forward-starting interest rate swaps. We manage market risk by matching the terms of the swaps with the terms of the expected debt issuance. We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1% (100 basis points) decrease in interest rates would have resulted in a decrease in the fair values of our forward-starting and floating to fixed rate interest swaps of approximately $65 million at June 30, 2020.

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

Equity Price Risk

Equity Investments

Our equity investments are primarily investments in privately-held companies. Our consolidated results of operations include, as a component of interest and other, net, our share of the net income or loss of the equity investments accounted for under the equity method of accounting. Equity investments without readily determinable fair values are accounted for at cost, less impairment and adjusted for subsequent observable price changes obtained from orderly transactions for identical or similar investments issued by the same investee. Such changes in the basis of the equity investment are recognized in interest and other, net. As of June 30, 2020, our equity investments totaled $298 million, which represented approximately 5% of our total cash and investments, and were primarily related to equity investments without readily determinable fair values.

Warrant

We entered into a warrant agreement in conjunction with a commercial agreement with Adyen that, subject to meeting certain conditions, entitles us to acquire a fixed number of shares up to 5% of Adyen’s fully diluted issued and outstanding share capital at a specific date. The warrant is accounted for as a derivative instrument under ASC Topic 815, Derivatives and Hedging. Changes in Adyen’s common stock price and equity volatility may have a significant impact on the value of the warrant. As of June 30, 2020, a one dollar change in Adyen’s common stock, holding other factors constant, would increase or decrease the fair value of the warrant by approximately $1 million. For additional details related to the warrant, please see “Note 8 – Derivative Instruments” to our condensed consolidated financial statements included in this report.

Foreign Currency Risk

Our commerce platforms operate globally, resulting in certain revenues and costs that are denominated in foreign currencies, primarily the Korean won, euro, British pound and Australian dollar, subjecting us to foreign currency risk, which may adversely impact our financial results. We transact business in various foreign currencies and have significant international revenues as well as costs. In addition, we charge our international subsidiaries for their use of intellectual property and technology and for certain corporate services we provide. Our cash flow, results of operations and certain of our intercompany balances that are exposed to foreign exchange rate fluctuations may differ materially from expectations and we may record significant gains or losses due to foreign currency fluctuations and related hedging activities.

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

The following table illustrates the fair values of outstanding foreign exchange contracts designated as cash flow hedges and net investment hedges, and the before-tax effect on fair values of a hypothetical adverse change in the foreign exchange rates that existed as of June 30, 2020. The sensitivity for foreign currency contracts is based on a 20% adverse change in foreign exchange rates, against relevant functional currencies.

	Fair Value Asset/(Liability)	Fair Value Sensitivity
	(In millions)
Foreign exchange contracts - Cash flow hedges	$63	$(97)
Foreign exchange contracts - Net investment hedges	$3	$(32)

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

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $44 million as of June 30, 2020 taking into consideration the offsetting effect of foreign exchange forwards in place as of June 30, 2020.

Item 4: Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2020.

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

Our operations and performance depend significantly on global and regional economic conditions. Economic conditions, including inflation, recession, or other adverse economic events or changes, could have a negative and adverse impact on companies and customers with which we do business and could have a material adverse effect on our business, including a reduction in the volume and prices of transactions on our commerce platforms. These events and conditions, including uncertainties and instability in economic and market conditions caused by the ongoing global COVID-19 pandemic, as well as the United Kingdom’s departure from the European Union on January 31, 2020 (known as “Brexit”), which is subject to a transitional period during which the United Kingdom remains bound to the EU’s rules, set to end on December 31, 2020, and any outcomes resulting from Brexit, could have a negative and adverse impact on companies and customers with which we do business or cause us to write down our assets or investments. Because we have global operations, including in the United Kingdom and the European Union, we face risks due to the uncertainty and the potential disruptions surrounding Brexit, including potential financial, legal, tax and trade implications.

The global COVID-19 pandemic could harm our business and results of operations.

The global spread of COVID-19 and related measures to contain its spread (such as government mandated business closures and shelter in-place guidelines) have created significant volatility, uncertainty and economic disruption. Although the COVID-19 pandemic and the related measures to contain its spread have not adversely affected our consolidated results of operations to date, they have adversely affected certain components of our business, including revenues from our Classifieds platform and certain of our expenses. The extent to which the COVID-19 pandemic impacts our business, results of operations, financial condition and liquidity in the future will depend on numerous evolving factors that we cannot predict, including the duration and scope of the pandemic; any resurgence or “second waves” of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on national and global economic activity, unemployment levels and financial markets, including the possibility of a national or global recession; the potential for shipping difficulties, including slowed deliveries from sellers to their customers; and the ability of consumers to pay for products. The COVID-19 pandemic has generally resulted in a decrease in consumer spending, which could have an adverse impact on our sellers through reduced consumer demand for their products and availability of inventory, which could in turn negatively impact the demand for use of our platforms. Additionally, the COVID-19 pandemic has caused us to require employees to work remotely for an indefinite period of time, which could negatively impact our business and harm productivity and collaboration. If there is a prolonged impact of COVID-19, it could adversely affect our business, results of operations, financial condition and liquidity, perhaps materially. The future impact of COVID-19 and these containment measures cannot be predicted with certainty and may increase our borrowing costs and other costs of capital and otherwise adversely affect our business, results of operations, financial condition and liquidity, and we cannot assure that we will have access to external financing at times and on terms we consider acceptable, or at all, or that we will not experience other liquidity issues going forward.

Additionally, to date, our Marketplace platforms experienced improved traffic, buyer acquisition and conversion due to the ongoing impact of measures taken globally to contain the spread of COVID-19 and changes in consumer behaviors that have resulted in more online retail experiences. The impacts seen may continue to create volatility in our results and a wider range of outcomes as consumer behaviors continue to evolve.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to our substantial indebtedness, our need to generate sufficient cash flows to service our indebtedness, our ability to comply with the covenants contained in the agreements that govern our indebtedness and our international operations.

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

Regulatory scrutiny of privacy, user data protection, use of data and data collection is increasing on a global basis. We are subject to a number of privacy and similar laws and regulations in the countries in which we operate and these laws and regulations will likely continue to evolve over time, both through regulatory and legislative action and judicial decisions. In addition, compliance with these laws may restrict our ability to provide services to our customers that they may find to be valuable. For example, the General Data Protection Regulation (“GDPR”) became effective in May 2018. The GDPR, which applies to all of our activities conducted from an establishment in the European Union or related to products and services offered in the European Union, imposes a range of new compliance obligations regarding the handling of personal data. The GDPR imposes significant new obligations and compliance with these obligations depends in part on how particular regulators interpret and apply them. If we fail to comply with the GDPR, or if regulators assert we have failed to comply with the GDPR, it may lead to regulatory enforcement actions, which can result in monetary penalties of up to 4% of worldwide revenue, private lawsuits, or reputational damage. In the U.S., California has adopted the California Consumer Privacy Act of 2018 (“CCPA”), which became effective January 1, 2020 and which provides a new private right of action for data breaches and requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices and allow consumers to opt out of certain data sharing with third parties. In addition to the CCPA, several other U.S. states have adopted or are considering adopting laws and regulations imposing obligations regarding the handling of personal data. Compliance with the GDPR, the CCPA, and other current and future applicable international and U.S. privacy, cybersecurity and related laws can be costly and time-consuming. Complying with these varying national and international requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business and violations of privacy-related laws can result in significant penalties.

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

These risks increase as the level of our debt increases. Our ability to make payments of principal and of interest on our indebtedness depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our results of operations and financial condition, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to, among other things:

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

The closing of the proposed transfer of our Classifieds business is subject to various risks and uncertainties, may not be completed in accordance with expected plans or on the currently contemplated terms or timeline, or at all, and may not generate the anticipated returns to eBay, and the pending sale may be disruptive to our Classifieds business.

On July 20, 2020, we entered into a transaction agreement to transfer our Classifieds business to Adevinta ASA, a public company with limited liability organized under the laws of Norway (“Adevinta”), for total consideration valued at approximately $9.2 billion, based on the closing trading price of Adevinta shares on the Oslo Stock Exchange on July 17, 2020. The consideration will consist of $2.5 billion in cash, subject to certain adjustments specified in the transaction agreement for indebtedness and cash, and approximately 540 million Adevinta shares.

The sale is expected to close by the first quarter of 2021. However, the completion of the transaction is subject to regulatory approvals, customary closing conditions, including approval of the transaction by the holders of at least two-thirds of (x) the votes cast and (y) the share capital of Adevinta ordinary shares represented in person or by proxy at an extraordinary general meeting of Adevinta’s shareholders, and the consultation procedures with competent works council, other employee representation bodies or employees where and to the extent required by applicable law. We cannot assure you that the conditions to the closing of the sale will be satisfied and, if those conditions are neither satisfied nor, where permissible, waived on a timely basis or at all, we may be unable to complete the sale of the Classifieds business, or such completion may be delayed or completed on terms that are less favorable, perhaps materially, to us than the terms currently contemplated.

The transaction agreement provides that we will receive approximately 540 million Adevinta shares at the closing of the transaction, and this amount will not be adjusted if the stock price or value of Adevinta shares fluctuates prior to closing. This means that the aggregate consideration we ultimately receive from the sale will depend on the future trading price of Adevinta shares, which will in turn depend on Adevinta’s future results of operations, financial condition and prospects, economic conditions and a broad range of other factors. We are unable to predict the future trading price of Adevinta shares and it is possible that the aggregate value of the consideration we receive for the sale may be less, perhaps substantially, than the amount set forth in the first paragraph of this risk factor. After closing of the transaction, we will continue to be subject to this risk of future fluctuations in the stock price of Adevinta shares so long as we continue to hold any Adevinta shares we receive in this transaction.

The transaction agreement currently provides for us to receive both voting and non-voting Adevinta shares. Based on the number of Adevinta shares outstanding as of June 30, 2020, the voting shares we will receive pursuant to the transaction agreement would represent approximately 44% of Adevinta’s total outstanding shares and approximately 33.3% of Adevinta’s outstanding voting shares. However, Schibsted ASA (“Schibsted”) is currently the majority owner of Adevinta and will remain a significant holder of Adevinta shares following the transaction, which means that Schibsted currently has the power to decide, and is expected to continue after closing to have a substantial influence in determining, the outcome of matters subject to the approval of Adevinta’s shareholders, other than pursuant to the voting agreement Schibsted has entered into with eBay, under which it agreed, among other things, to vote its shares in favor of the transaction. This may result in shareholder approval of matters or transactions with which we do not agree or that we believe may adversely affect the value or trading price of Adevinta’s shares.

Whether or not the proposed sale of our Classifieds business is completed, the announcement and pendency of the sale may be disruptive to our businesses (including the Classifieds business) and may adversely affect our existing relationships with current and prospective employees and business partners, as well as with buyers and sellers on its platform. Uncertainties related to the pending sale may also impair our ability to attract, retain and motivate key personnel and could divert the attention of our management and other employees from its day-to-day business and operations in preparation for and during the sale. If we are unable to effectively manage these risks, the business, results of operations, financial condition and prospects of our businesses would be adversely affected. This may in turn adversely affect the value and trading price of the Adevinta shares we receive if the sale is completed, or could adversely affect our results of operations and financial condition and the trading price of our common stock if the sale is not completed.

If the proposed sale of the Classifieds business is delayed or not completed for any reason, including due to our or Adevinta’s inability to satisfy the closing conditions set forth in the transaction agreement or industry or economic conditions outside of our control, including those related to the ongoing COVID-19 pandemic, investor confidence could decline and we could face negative publicity and possible litigation. In addition, in the event of a failed transaction, we will have expended significant management resources in an effort to complete the sale and, although in some circumstances Adevinta may be obligated to pay us a termination fee of $92 million, we will have incurred significant transaction costs. Accordingly, if the proposed sale of the Classifieds business is not completed on the timeline or terms currently contemplated, or at all, our business, results of operations, financial condition, cash flows and stock price may be adversely affected.

Acquisitions, dispositions, joint ventures, strategic partnerships and strategic investments could result in operating difficulties and could harm our business or impact our financial results.

We have acquired a significant number of businesses of varying size and scope, technologies, services, and products. We have also disposed of significant businesses (including PayPal and our Enterprise business in 2015), and in February 2020 we sold our StubHub business to viagogo. In July 2020 we announced a transaction to transfer our Classifieds business to Adevinta. We expect to continue to evaluate and consider a wide array of potential strategic transactions as part of our overall business strategy, including business combinations, acquisitions, and dispositions of businesses, technologies, services, products, and other assets, as well as strategic investments and joint ventures.

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

In March 2019, we announced that we initiated, with the assistance of external financial advisors, a strategic review of our asset portfolio, including but not limited to StubHub and eBay Classifieds Group. In November 2019, as an outcome of our strategic review, we entered into an agreement to sell our StubHub business to viagogo, which closed in February 2020, and in July 2020 we entered into an agreement to transfer our Classifieds business to Adevinta, which is expected to close by the first quarter of 2021. There can be no assurance that the strategic review will result in any further sale, spin-off or other business combination involving our assets. We will incur expenses in connection with the review and our future results may be affected by the pursuit or consummation of any specific transaction or other strategic alternative resulting from the strategic review. While these processes are ongoing, we are exposed to certain risks and uncertainties, including retaining and attracting employees during the review process; the diversion of management’s time to the review; and exposure to potential litigation in connection with the review process or any specific transaction or other strategic alternative resulting therefrom, all of which could disrupt and negatively affect our business. Speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of the Company could cause our stock price to fluctuate significantly. We can provide no assurance that any transaction or other strategic alternative we pursue will have a positive impact on our results of operations or financial condition.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

There was no stock repurchase activity during the three months ended June 30, 2020.

Item 3: Defaults Upon Senior Securities

Not applicable.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

Not applicable.

Item 6: Exhibits

The information required by this Item is set forth in the Index to Exhibits of this Quarterly Report.

INDEX TO EXHIBITS

Exhibit Number	Filed or furnished with this 10-Q	Description
4.01		Form of 1.900% Note due 2025(1).
4.02		Form of 2.700% Note due 2030(1).
4.03		Officers’ Certificate dated June 15, 2020 establishing the terms of the 1.900% Notes due 2025 and the 2.700% Notes due 2030(1).
10.01+	X	Letter Agreement between Jamie Iannone and eBay Inc., dated April 12, 2020.
10.02+	X	Letter Agreement between Scott Schenkel and eBay Inc., dated April 13, 2020.
10.03+	X	Amended and Restated eBay Inc. SVP and Above Standard Severance Plan, effective April 11, 2020.
10.04+	X	Amended and Restated eBay Inc. Change in Control Severance Plan, effective April 11, 2020.
31.01	X	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	X	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	X	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	X	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	X	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	X	Inline XBRL Taxonomy Extension Schema Document
101.CAL	X	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	X	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	X	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	X	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	X	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Indicates a management contract or compensatory plan or arrangement.
(1) Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eBay Inc.
Principal Executive Officer:

		By:	/s/ Jamie Iannone
Jamie Iannone
Chief Executive Officer
Date:	July 29, 2020
Principal Financial Officer:

		By:	/s/ Andy Cring
Andy Cring
Interim Chief Financial Officer
Date:	July 29, 2020
Principal Accounting Officer:

		By:	/s/ Brian J. Doerger
Brian J. Doerger
Vice President, Chief Accounting Officer
Date:	July 29, 2020