Form 10-Q
period 2020-09-30
EBAY INC
filed 2020-10-29
CIK 1065088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒
As of October 26, 2020, there were 689,338,530 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PART I: FINANCIAL INFORMATION
Item 1:    Financial Statements
eBay Inc.
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2020	December 31, 2019
	(In millions, except par value)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$963	$901
Short-term investments	2,697	1,850
Accounts receivable, net of allowance for doubtful accounts of $105 and $82	477	555
Other current assets	1,486	1,064
Current assets of discontinued operations	—	141
Current assets held for sale	1,116	195
Total current assets	6,739	4,706
Long-term investments	663	1,275
Property and equipment, net	1,301	1,460
Goodwill	4,537	4,533
Intangible assets, net	19	39
Operating lease right-of-use assets	499	583
Deferred tax assets	3,749	3,980
Other assets	914	414
Long-term assets of discontinued operations	—	306
Long-term assets held for sale	—	878
Total assets	$18,421	$18,174
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$17	$1,020
Accounts payable	307	229
Accrued expenses and other current liabilities	2,536	2,097
Deferred revenue	105	129
Income taxes payable	379	169
Current liabilities of discontinued operations	—	259
Current liabilities held for sale	496	163
Total current liabilities	3,840	4,066
Operating lease liabilities	379	461
Deferred tax liabilities	2,280	2,355
Long-term debt	7,738	6,738
Other liabilities	1,264	1,353
Long-term liabilities of discontinued operations	—	26
Long-term liabilities held for sale	—	305
Total liabilities	15,501	15,304
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value; 3,580 shares authorized; 689 and 796 shares outstanding	2	2
Additional paid-in capital	16,373	16,126
Treasury stock at cost, 1,013 and 897 shares	(36,096)	(31,396)
Retained earnings	22,230	17,754
Accumulated other comprehensive income	411	384
Total stockholders’ equity	2,920	2,870
Total liabilities and stockholders’ equity	$18,421	$18,174

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions, except per share amounts)
	(Unaudited)
Net revenues	$2,606	$2,083	$7,403	$6,400
Cost of net revenues	656	530	1,731	1,580
Gross profit	1,950	1,553	5,672	4,820
Operating expenses:
Sales and marketing	660	577	1,835	1,731
Product development	287	243	788	735
General and administrative	258	250	750	756
Provision for transaction losses	60	68	245	194
Amortization of acquired intangible assets	6	7	20	21
Total operating expenses	1,271	1,145	3,638	3,437
Income from operations	679	408	2,034	1,383
Interest and other, net	95	(142)	277	(128)
Income from continuing operations before income taxes	774	266	2,311	1,255
Income tax provision	(153)	(56)	(550)	(208)
Income from continuing operations	621	210	1,761	1,047
Income from discontinued operations, net of income taxes	43	100	3,061	183
Net income	$664	$310	$4,822	$1,230

Income per share - basic:
Continuing operations	$0.89	$0.25	$2.46	$1.21
Discontinued operations	0.06	0.12	4.26	0.22
Net income per share - basic	$0.95	$0.37	$6.72	$1.43

Income per share - diluted:
Continuing operations	$0.88	$0.25	$2.43	$1.20
Discontinued operations	0.06	0.12	4.22	0.22
Net income per share - diluted	$0.94	$0.37	$6.65	$1.42

Weighted-average shares:
Basic	696	830	717	863
Diluted	708	837	725	870

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
	(Unaudited)
Net income	$664	$310	$4,822	$1,230
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation gains (losses)	121	(133)	57	(185)
Unrealized gains (losses) on investments, net	—	3	1	59
Tax benefit (expense) on unrealized gains (losses) on investments, net	—	—	—	(15)
Unrealized gains (losses) on hedging activities, net	(41)	35	(41)	5
Tax benefit (expense) on unrealized gains (losses) on hedging activities, net	10	(8)	10	(1)
Other comprehensive income (loss), net of tax	90	(103)	27	(137)
Comprehensive income	$754	$207	$4,849	$1,093

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions, except per share amounts)
	(Unaudited)
Common stock:
Balance, beginning of period	$2	$2	$2	$2
Common stock issued	—	—	—	—
Common stock repurchased/forfeited	—	—	—	—
Balance, end of period	2	2	2	2
Additional paid-in-capital:
Balance, beginning of period	15,844	15,911	16,126	15,716
Common stock and stock-based awards issued	5	2	54	57
Tax withholdings related to net share settlements of restricted stock units and awards	(48)	(43)	(131)	(162)
Stock-based compensation	122	116	332	376
Forward contract for share repurchase	450	—	—	—
Other	—	2	(8)	1
Balance, end of period	16,373	15,988	16,373	15,988
Treasury stock at cost:
Balance, beginning of period	(34,946)	(29,396)	(31,396)	(26,394)
Common stock repurchased	(1,150)	(1,000)	(4,700)	(4,002)
Balance, end of period	(36,096)	(30,396)	(36,096)	(30,396)
Retained earnings:
Balance, beginning of period	21,681	17,125	17,754	16,459
Net income	664	310	4,822	1,230
Dividends and dividend equivalents declared	(115)	(120)	(346)	(374)
Balance, end of period	22,230	17,315	22,230	17,315
Accumulated other comprehensive income:
Balance, beginning of period	321	464	384	498
Foreign currency translation adjustment	121	(133)	57	(185)
Change in unrealized gains (losses) on investments	—	3	1	59
Change in unrealized gains (losses) on derivative instruments	(41)	35	(41)	5
Tax benefit (provision) on above items	10	(8)	10	(16)
Balance, end of period	411	361	411	361
Total stockholders’ equity	$2,920	$3,270	$2,920	$3,270

Dividends and dividend equivalents declared per share or restricted stock unit	$0.16	$0.14	$0.48	$0.42

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2020	2019
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income	$4,822	$1,230
(Income) loss from discontinued operations, net of income taxes	(3,061)	(183)
Adjustments:
Provision for transaction losses	245	194
Depreciation and amortization	471	474
Stock-based compensation	311	321
(Gain) loss on sale of business	—	52
(Gain) loss on investments, net	1	1
Deferred income taxes	169	(22)
Change in fair value of warrant	(496)	(56)
Changes in assets and liabilities, net of acquisition effects	(199)	(122)
Net cash provided by continuing operating activities	2,263	1,889
Net cash provided by (used in) discontinued operating activities	(602)	414
Net cash provided by operating activities	1,661	2,303
Cash flows from investing activities:
Purchases of property and equipment	(326)	(394)
Purchases of investments	(28,897)	(37,390)
Maturities and sales of investments	28,740	40,483
Equity investment in Paytm Mall	—	(160)
Other	39	15
Net cash provided by (used in) continuing investing activities	(444)	2,554
Net cash provided by (used in) discontinued investing activities	4,024	(125)
Net cash provided by investing activities	3,580	2,429
Cash flows from financing activities:
Proceeds from issuance of common stock	55	59
Repurchases of common stock	(4,710)	(3,971)
Payments for taxes related to net share settlements of restricted stock units and awards	(131)	(162)
Payments for dividends	(337)	(360)
Proceeds from issuance of long-term debt, net	1,765	—
Repayment of debt	(1,771)	(1,550)
Other	(12)	1
Net cash used in continuing financing activities	(5,141)	(5,983)
Net cash provided by (used in) discontinued financing activities	(2)	—
Net cash used in financing activities	(5,143)	(5,983)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	25	(59)
Net increase (decrease) in cash, cash equivalents and restricted cash	123	(1,310)
Cash, cash equivalents and restricted cash at beginning of period	996	2,219
Cash, cash equivalents and restricted cash at end of period	$1,119	$909
Less: Cash, cash equivalents and restricted cash of held for sale business	30	41
Less: Cash, cash equivalents and restricted cash of discontinued operations	—	23
Cash, cash equivalents and restricted cash of continuing operations at end of period	$1,089	$845

Supplemental cash flow disclosures:
Cash paid for:
Interest	$243	$260
Interest on finance lease obligations	$1	$1
Income taxes	$376	$188

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — The Company and Summary of Significant Accounting Policies

The Company

eBay Inc. is a global commerce leader, which includes our Marketplace platforms. Founded in 1995 in San Jose, California, eBay is one of the world’s largest and most vibrant marketplaces for discovering great value and unique selection. Collectively, we connect millions of buyers and sellers around the world, empowering people and creating opportunity. Our technologies and services are designed to give buyers choice and a breadth of relevant inventory and to enable sellers worldwide to organize and offer their inventory for sale, virtually anytime and anywhere.

When we refer to “we,” “our,” “us,” the “Company” or “eBay” in this Quarterly Report on Form 10-Q, we mean the current Delaware corporation (eBay Inc.) and its consolidated subsidiaries, unless otherwise expressly stated or the context otherwise requires.

On February 13, 2020, we completed the previously announced sale of our StubHub business to an affiliate of viagogo. Beginning in the first quarter of 2020, StubHub’s financial results for periods prior to the sale have been reflected in our condensed consolidated statement of income as discontinued operations. Additionally, the related assets and liabilities associated with the discontinued operations in the prior year are classified as discontinued operations in our condensed consolidated balance sheet. See “Note 3 – Discontinued Operations” for additional information.

On July 20, 2020, we entered into a definitive agreement with Adevinta ASA (“Adevinta”) to transfer our Classifieds business to Adevinta for $2.5 billion in cash, subject to certain adjustments, and 540 million shares in Adevinta. Together, the total consideration payable under the definitive agreement is valued at approximately $9.2 billion, based on the closing trading price of Adevinta’s outstanding shares on the Oslo Stock Exchange on July 17, 2020. The transaction is expected to close by the first quarter of 2021. Completion of the sale is subject to certain conditions, including regulatory approvals and the approval of the transaction by the requisite number of Adevinta’s shareholders as set forth in the definitive agreement, and other risks and uncertainties, including general industry and economic conditions outside our control. If the conditions to the closing of the sale of Classifieds are neither satisfied nor, where permissible, waived on a timely basis or at all, we may be unable to complete the sale of Classifieds or such completion may be delayed beyond our expected timeline. As result of entering into a definitive agreement, we have classified the related assets and liabilities associated with our Classifieds business as held for sale in our condensed consolidated balance sheet. The results of our Classifieds business have been presented as discontinued operations in our condensed consolidated statement of income for the periods presented as the transfer represents a strategic shift in our business that has a major effect on our operations and financial results. See “Note 3 – Discontinued Operations” for additional information.

During the first quarter of 2020, we classified the results of our previously reported StubHub segment as discontinued operations in our condensed consolidated statement of income for all prior periods presented. In addition, during the third quarter of 2020, we classified the results of our Classifieds segment as discontinued operations in our condensed consolidated statement of income for the periods presented. We have one reportable segment, to reflect the way management and our chief operating decision maker (“CODM”) review and assess performance of the business. Our reportable segment is Marketplace, which includes our online marketplace located at www.ebay.com, its localized counterparts and the eBay suite of mobile apps. For further information on our segments, refer to “Note 5 – Segments”. Prior period segment information has been reclassified to conform to the current period segment presentation.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

Credit losses – Financial assets measured at amortized cost

We are exposed to credit losses primarily through our receivables from sellers or advertisers. We develop estimates to reflect the risk of credit loss which are based on historical loss trends adjusted for asset specific attributes, current conditions and reasonable and supportable forecasts of the economic conditions that will exist through the contractual life of the financial asset. Our receivables are recovered over a period of 0-180 days, therefore, forecasted changes to economic conditions are not expected to have a significant effect on the estimate of the allowance for doubtful accounts, except in extraordinary circumstances. We write off the asset when it is no longer deemed collectible or when it goes past due 180 days whichever is earlier, with certain limited exceptions. We monitor our ongoing credit exposure through an active review of collection trends. Our activities include monitoring the timeliness of payment collection, managing dispute resolution and performing timely account reconciliations. We may employ collection agencies to pursue recovery of defaulted receivables. At September 30, 2020, we reported allowances for doubtful accounts of $105 million reflecting an increase of $23 million, net of write-offs of $80 million for the nine months ended September 30, 2020.

We are also exposed to credit losses from customer accounts and funds receivable balances held by third party financial institutions. These balances are either held by financial institutions associated with payment

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
intermediation activity and awaiting settlement, or are installment collections from financial institutions. We assess these balances for credit loss based on a review of the average period for which the funds are held, credit ratings of the financial institutions and by assessing the probability of default and loss given default models. At September 30, 2020, we did not record any credit-related loss.

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

In 2020, the FASB issued new guidance to decrease diversity in practice and increase comparability for the accounting of certain equity securities and investments under the equity method of accounting. The standard will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. We are evaluating the impact of adopting this new guidance on our condensed consolidated financial statements.

Note 2 — Net Income Per Share

Basic net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding options and equity incentive awards is reflected in diluted net income per share by application of the treasury stock method. The calculation of diluted net income per share excludes all anti-dilutive common shares. The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended September 30, 2020 and 2019 (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Income from continuing operations	$621	$210	$1,761	$1,047
Income from discontinued operations, net of income taxes	43	100	3,061	183
Net income	$664	$310	$4,822	$1,230
Denominator:
Weighted average shares of common stock - basic	696	830	717	863
Dilutive effect of equity incentive awards	12	7	8	7
Weighted average shares of common stock - diluted	708	837	725	870

Income per share - basic:
Continuing operations	$0.89	$0.25	$2.46	$1.21
Discontinued operations	0.06	0.12	4.26	0.22
Net income per share - basic	$0.95	$0.37	$6.72	$1.43
Income per share - diluted:
Continuing operations	$0.88	$0.25	$2.43	$1.20
Discontinued operations	0.06	0.12	4.22	0.22
Net income per share - diluted	$0.94	$0.37	$6.65	$1.42
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	—	6	1	19

Note 3 — Discontinued Operations

StubHub

On February 13, 2020, we completed the previously announced sale of our StubHub business to an affiliate of viagogo for a purchase price of $4.05 billion in cash, subject to certain adjustments specified in the purchase agreement, including adjustments for indebtedness, cash, working capital and transaction expenses of StubHub at the closing of the transaction. The sale was completed for $4.1 billion in proceeds ($3.2 billion, net of income taxes of approximately $900 million) and a pre-tax gain of $3.9 billion within income from discontinued operations, both subject to working capital adjustments.

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

In connection with the sale of StubHub, we entered into a transition service agreement (“TSA”) with viagogo pursuant to which we are providing services, including, but not limited to, business support services for StubHub after the divestiture, for fees of $40 million. These agreements commenced with the close of the transaction and have minimum initial terms ranging from 12 to 18 months and can be extended by viagogo for a maximum of 12 months.

Classifieds

On July 20, 2020, we entered into a definitive agreement with Adevinta to transfer our Classifieds business to Adevinta for $2.5 billion in cash, subject to certain adjustments, and 540 million shares in Adevinta. Together, the total consideration payable under the definitive agreement is valued at approximately $9.2 billion, based on the closing trading price of Adevinta’s outstanding shares on the Oslo Stock Exchange on July 17, 2020. The transaction is expected to close by the first quarter of 2021. Completion of the sale is subject to certain conditions, including regulatory approvals and the approval of the transaction by the requisite number of Adevinta’s shareholders as set forth in the definitive agreement, and other risks and uncertainties, including general industry and economic conditions outside our control. We have classified the results of our Classifieds business as discontinued operations in our condensed consolidated statement of income for the periods presented. Additionally, the related assets and liabilities associated with the discontinued operations are classified as held for sale in our condensed consolidated balance sheet. The assets and liabilities as of September 30, 2020 are classified as current in our condensed consolidated balance sheet as we expect to close the transaction discussed above within one year.

The financial results of Classifieds and StubHub are presented as income from discontinued operations, net of income taxes in our condensed consolidated statement of income. The following table presents financial results from discontinued operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020 (1)	2019
Classifieds income from discontinued operations, net of income taxes	$47	$81	$132	$160
StubHub income (loss) from discontinued operations, net of income taxes	(4)	19	2,931	27
PayPal and Enterprise (loss) from discontinued operations, net of income taxes	—	—	(2)	(4)
Income from discontinued operations, net of income taxes	$43	$100	$3,061	$183
(1) Includes StubHub financial results from January 1, 2020 to February 13, 2020, and includes the gain on sale recorded for the StubHub transaction.

The following table presents cash flows for Classifieds and StubHub (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020 (1)	2019
Classifieds net cash provided by discontinued operating activities	$137	$130	$256	$309
StubHub net cash provided by (used in) discontinued operating activities	(748)	78	(858)	105
Net cash provided by (used in) discontinued operating activities	$(611)	$208	$(602)	$414

Classifieds net cash (used in) discontinued investing activities	$(7)	$(2)	$(51)	$(106)
StubHub net cash provided by (used in) discontinued investing activities	—	(2)	4,075	(19)
Net cash provided by (used in) discontinued investing activities	$(7)	$(4)	$4,024	$(125)

Classifieds net cash (used in) discontinued financing activities	$—	$—	$(2)	$—
Net cash (used in) discontinued financing activities	$—	$—	$(2)	$—
(1) Includes StubHub financial results from January 1, 2020 to February 13, 2020, and includes the gain on sale recorded for the StubHub transaction.

The financial results of StubHub are presented as income from discontinued operations, net of income taxes on our condensed consolidated statement of income. The following table presents the financial results of StubHub (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020(1)	2019
Net revenues	$—	$306	$100	$800
Cost of net revenues	—	76	31	215
Gross profit	—	230	69	585
Operating expenses:
Sales and marketing	—	148	51	372
Product development	(2)	33	27	85
General and administrative	—	22	33	65
Provision for transaction losses	—	4	3	17
Amortization of acquired intangible assets	—	3	1	7
Total operating expenses	(2)	210	115	546
Income (loss) from operations of discontinued operations	2	20	(46)	39
Pre-tax gain (loss) on sale	(8)	—	3,868	—
Income (loss) from discontinued operations before income taxes	(6)	20	3,822	39
Income tax benefit (provision)	2	(1)	(891)	(12)
Income (loss) from discontinued operations, net of income taxes	$(4)	$19	$2,931	$27
(1) Includes StubHub financial results from January 1, 2020 to February 13, 2020, and includes the gain on sale recorded for the StubHub transaction.

The financial results of Classifieds are presented as income from discontinued operations, net of income taxes on our condensed consolidated statement of income. Each period presented below includes the impact of intercompany revenue agreements that will continue with eBay subsequent to the completion of the transfer of the Classifieds business. The impact of these intercompany revenue agreements to net revenues and cost of net revenues were $2 million and $4 million for the three months ended September 30, 2020 and 2019, respectively, and $9 million and $13 million for the nine months ended September 30, 2020 and 2019, respectively. The expected continuing cash flows are not considered to be significant. The following table presents the financial results of Classifieds (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenues	$263	$260	$705	$779
Cost of net revenues	27	21	76	63
Gross profit	236	239	629	716
Operating expenses:
Sales and marketing	72	81	220	262
Product development	44	37	118	112
General and administrative	36	11	98	45
Provision for transaction losses	3	4	13	8
Amortization of acquired intangible assets	2	2	6	9
Total operating expenses	157	135	455	436
Income from operations of discontinued operations	79	104	174	280
Interest and other, net	(1)	—	1	(1)
Income from discontinued operations before income taxes	78	104	175	279
Income tax provision	(31)	(23)	(43)	(119)
Income from discontinued operations, net of income taxes	$47	$81	$132	$160

For the three and nine months ended September 30, 2020 and 2019, the loss from discontinued operations related to our former PayPal and Enterprise businesses was immaterial.

The following table presents the aggregate carrying amounts of the classes of assets and liabilities of discontinued operations for StubHub in the condensed consolidated balance sheet (in millions):

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

The following table presents the aggregate carrying amounts of held for sale assets and liabilities related to Classifieds in the condensed consolidated balance sheet (in millions):

	September 30, 2020	December 31, 2019
Carrying amounts of assets included as part of held for sale:
Cash and cash equivalents	$30	$22
Accounts receivable, net	116	136
Other current assets	31	37
Long-term investments	30	30
Property and equipment, net	27	24
Goodwill	443	396
Intangible assets, net	33	23
Operating lease right-of-use assets	18	16
Deferred tax assets	388	389
Total assets classified as held for sale in the condensed consolidated balance sheet	$1,116	$1,073

Carrying amounts of liabilities included as part of held for sale:
Short-term debt	$—	$2
Accounts payable	23	22
Accrued expenses and other current liabilities	109	92
Deferred revenue	6	6
Income taxes payable	43	41
Operating lease liabilities	12	11
Deferred tax liabilities	300	291
Other liabilities	3	3
Total liabilities classified as held for sale in the condensed consolidated balance sheet	$496	$468

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 4 — Goodwill and Intangible Assets

Goodwill

The following table presents goodwill activity during the nine months ended September 30, 2020 (in millions):

	December 31, 2019	Goodwill Acquired	Adjustments	September 30, 2020
Goodwill	$4,533	$—	$4	$4,537

The adjustments to goodwill during the nine months ended September 30, 2020 were primarily due to foreign currency translation.

Intangible Assets

The components of identifiable intangible assets are as follows (in millions, except years):

	September 30, 2020				December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Intangible assets:
Customer lists and user base	$356	$(341)	$15	3	$356	$(321)	$35	5
Marketing related	355	(355)	—	0	360	(360)	—	5
Developed technologies	215	(215)	—	0	216	(214)	2	3
All other	159	(155)	4	3	155	(153)	2	4
Total	$1,085	$(1,066)	$19		$1,087	$(1,048)	$39

Amortization expense for intangible assets was $6 million and $8 million for the three months ended September 30, 2020 and 2019, respectively and $21 million and $26 million for the nine months ended September 30, 2020 and 2019.

Expected future intangible asset amortization as of September 30, 2020 is as follows (in millions):

Remaining 2020	$8
2021	11
Total	$19

Note 5 — Segments

We have one operating and reportable segment. Our reportable segment is Marketplace, which includes our online marketplace located at www.ebay.com, its localized counterparts and the eBay suite of mobile apps. Our management and our CODM review financial information presented on a consolidated basis for purposes of allocating resources and evaluating performance and do not evaluate using asset information. During the first quarter of 2020, we classified the results of our previous StubHub segment as discontinued operations in our condensed consolidated statement of income for all prior periods presented. In addition, during the third quarter of 2020, we classified the results of our Classifieds segment as discontinued operations in our condensed consolidated statement of income for the periods presented. The accounting policies of our segment are the same as those described in “Note 1 – The Company and Summary of Significant Accounting Policies”. Prior period segment information has been reclassified to conform to the current period segment presentation.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes net revenues by type for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Revenues by Type
Net transaction revenues	$2,355	$1,829	$6,702	$5,601
Marketing services and other revenues	251	254	701	799
Total net revenues	2,606	2,083	7,403	6,400

The following table summarizes the allocation of net revenues based on geography (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
U.S.	$1,078	$804	$2,986	$2,466
United Kingdom	425	313	1,196	981
South Korea	350	288	996	885
Germany	265	248	795	796
Rest of world	488	430	1,430	1,272
Total net revenues	$2,606	$2,083	$7,403	$6,400

Net revenues, inclusive of the effects of foreign exchange during each period, are attributed to U.S. and international geographies primarily based upon the country in which the seller, platform that displays advertising, other service provider or customer, as the case may be, is located.

Note 6 — Investments

The following tables summarize the unrealized gains and losses and estimated fair value of our investments classified as available-for-sale and restricted cash (in millions):

	September 30, 2020
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Restricted cash	$126	$—	$—	$126
Corporate debt securities	2,568	3	—	2,571
	$2,694	$3	$—	$2,697
Long-term investments:
Corporate debt securities	387	4	—	391
	$387	$4	$—	$391

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2019
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Restricted cash	$21	$—	$—	$21
Corporate debt securities	1,653	1	—	1,654
Government and agency securities	175	—	—	175
	$1,849	$1	$—	$1,850
Long-term investments:
Corporate debt securities	957	4	—	961
	$957	$4	$—	$961

We consider cash to be restricted when withdrawal or general use is legally restricted. Our restricted cash balance is primarily comprised of cash on deposit with banks restricted to safeguard seller payables.

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

We regularly review investment securities for credit impairment using both qualitative and quantitative criteria. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses will be recorded through interest and other, net for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. We did not recognize any credit-related impairment through an allowance for credit losses as of September 30, 2020.

Investment securities in a continuous loss position for less than 12 months had an estimated fair value of $402 million and an immaterial amount of unrealized losses as of September 30, 2020, and an estimated fair value of $774 million and an immaterial amount of unrealized losses as of December 31, 2019. As of September 30, 2020 there were no investment securities in a continuous loss position for greater than 12 months. Investment securities in a continuous loss position for greater than 12 months had an estimated fair value of $92 million and an immaterial amount of unrealized losses as of December 31, 2019. Refer to “Note 15 – Accumulated Other Comprehensive Income” for amounts reclassified to earnings from unrealized gains and losses.

The estimated fair values of our short-term and long-term investments classified as available-for-sale and restricted cash by date of contractual maturity as of September 30, 2020 are as follows (in millions):

September 30, 2020
One year or less (including restricted cash of $126)	$2,697
One year through two years	303
Two years through three years	88
$3,088

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Equity Investments

Our equity investments are reported in long-term investments on our condensed consolidated balance sheet. The following table provides a summary of our equity investments (in millions):

	September 30, 2020	December 31, 2019
Equity investments without readily determinable fair values	$264	$307
Equity investments under the equity method of accounting	8	7
Total equity investments	$272	$314

The following table summarizes the change in total carrying value during the three and nine months ended September 30, 2020 and 2019 related to equity investments without readily determinable fair values still held (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Carrying value, beginning of period	$261	$105	$307	$107
Additions	—	160	—	160
Downward adjustments for observable price changes and impairment	—	—	(40)	—
Foreign currency translation and other	3	(3)	(3)	(5)
Carrying value, end of period	$264	$262	$264	$262

For such equity investments without readily determinable fair values still held at September 30, 2020, cumulative downward adjustments for price changes and impairment was $121 million. There have been no upward adjustments for price changes to our equity investments without readily determinable fair values still held at September 30, 2020.

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

During 2020, we began to hedge the variability of forecasted interest payments on anticipated debt issuance using forward-starting interest rate swaps. The total notional amount of these forward-starting interest rate swaps was $700 million as of September 30, 2020 with terms calling for us to receive interest at a variable rate and to pay interest at a fixed rate. These interest rate swaps effectively fix the benchmark interest rate and have the economic effect of hedging the variability of forecasted interest payments for up to 10 years on an anticipated debt issuance in 2022, and they will be terminated upon issuance of the debt. Similar to other cash flow hedges, we record changes in the fair value of these interest rate swaps in accumulated other comprehensive income (loss) until the anticipated debt issuance. Upon debt issuance and termination of the derivative instruments, their fair value will be amortized over the term of the new debt to interest expense. We evaluate the effectiveness of interest rate swaps designated as cash flow hedges on a quarterly basis.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
During the second quarter of 2020, we began to hedge the variability of the cash flows in interest payments associated with our floating-rate debt using interest rate swaps. These interest rate swap agreements effectively convert our floating-rate debt that is based on London Interbank Offered Rate (“LIBOR”) to a fixed-rate basis, reducing the impact of interest-rate changes on future interest expense. The total notional amount of these interest swaps was $400 million as of September 30, 2020 with terms calling for us to receive interest at a variable rate and to pay interest at a fixed rate. Our interest rate swap contracts have maturity dates in 2023. Similar to other cash flow hedges, we record changes in the fair value of these interest rate swaps in accumulated other comprehensive income (loss) and their fair value will be amortized over the term of the debt to interest expense.

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

Cash Flow Hedges

For derivative instruments that are designated as cash flow hedges, the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (“AOCI”) and subsequently reclassified into earnings in the same period the forecasted hedged transaction affects earnings. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Unrealized gains and losses in AOCI associated with such derivative instruments are immediately reclassified into earnings. As of September 30, 2020, we have estimated that approximately $35 million of net derivative losses related to our foreign exchange cash flow hedges and $1 million net derivative losses related to our interest rate cash flow hedges included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months. We classify cash flows related to our cash flow hedges as operating activities in our condensed consolidated statement of cash flows.

Net Investment Hedges

For derivative instruments that are designated as net investment hedges, the derivative’s gain or loss is initially reported in the translation adjustments component of AOCI and is reclassified to net earnings in the period in which the hedged subsidiary is either sold or substantially liquidated.

Fair Value Hedges

We designated the interest rate swaps used to manage interest rate risk on our fixed rate notes issued in July 2014 and maturing in 2019, 2021 and 2024 as qualifying hedging instruments and accounted for them as fair value hedges. These transactions were designated as fair value hedges for financial accounting purposes because they protected us against changes in the fair value of certain of our fixed rate borrowings due to benchmark interest rate movements. In 2019, $1.15 billion related to our 2.200% senior notes due 2019 of the $2.4 billion aggregate notional amount matured. In addition, during 2019, we terminated the interest rate swaps related to $750 million of our 2.875% senior notes due July 2021 and $500 million of our 3.450% senior notes due July 2024. As a result of the early termination, hedge accounting was discontinued prospectively and the gain on termination was recorded as an increase to the long-term debt balance and is being recognized over the remaining life of the underlying debt as a reduction to interest expense. The gain recognized during the three and nine months ended September 30, 2020 was immaterial.

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

Fair Value of Derivative Contracts

The fair values of our outstanding derivative instruments were as follows (in millions):

	Balance Sheet Location	September 30, 2020	December 31, 2019
Derivative Assets:
Foreign exchange contracts designated as cash flow hedges	Other Current Assets	$29	$36
Foreign exchange contracts designated as net investment hedges	Other Current Assets	1	—
Foreign exchange contracts not designated as hedging instruments	Other Current Assets	9	13
Warrant	Other Assets	777	281
Foreign exchange contracts designated as cash flow hedges	Other Assets	16	15
Interest rate contracts designated as cash flow hedges	Other Assets	4	—
Total derivative assets		$836	$345

Derivative Liabilities:
Foreign exchange contracts designated as cash flow hedges	Other Current Liabilities	$12	$2
Foreign exchange contracts designated as net investment hedges	Other Current Liabilities	2	2
Foreign exchange contracts not designated as hedging instruments	Other Current Liabilities	11	16
Interest rate contracts designated as cash flow hedges	Other Current Liabilities	1	—
Interest rate contracts designated as cash flow hedges	Other Liabilities	3	—
Total derivative liabilities		$29	$20

Total fair value of derivative instruments		$807	$325

Under the master netting agreements with the respective counterparties to our derivative contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis on our condensed consolidated balance sheet. As of September 30, 2020, the potential effect of rights of set-off associated with the foreign exchange contracts would be an offset to both assets and liabilities by $15 million, resulting in net derivative assets of $41 million and net derivative liabilities of $11 million. As of September 30, 2020, the potential effect of rights of set-off associated with the interest rate contracts would be an offset to both assets and liabilities by $2 million, resulting in net derivative assets of $2 million and net derivative liabilities of $1 million.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following tables present the activity of derivative instruments designated as cash flow hedges as of September 30, 2020 and December 31, 2019, and the impact of these derivative contracts on AOCI for the nine months ended September 30, 2020 and 2019 (in millions):

	December 31, 2019	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Less: Amount of Gain (Loss) Reclassified From AOCI to Earnings	September 30, 2020
Foreign exchange contracts designated as cash flow hedges	$(9)	$(17)	$23	$(49)

The impact of interest rate contracts designated as cash flow hedges on AOCI for the nine months ended September 30, 2020 was immaterial.

	December 31, 2018	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Less: Amount of Gain (Loss) Reclassified From AOCI to Earnings	September 30, 2019
Foreign exchange contracts designated as cash flow hedges	$68	$58	$53	$73

Effect of Derivative Contracts on Condensed Consolidated Statement of Income

The following table provides a summary of the total gain (loss) recognized in the condensed consolidated statement of income from our foreign exchange derivative contracts by location (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Foreign exchange contracts designated as cash flow hedges recognized in net revenues	$6	$19	$23	$52
Foreign exchange contracts designated as cash flow hedges recognized in cost of net revenues	—	—	—	1
Foreign exchange contracts not designated as hedging instruments recognized in interest and other, net	(17)	28	(10)	(3)
Total gain (loss) recognized from foreign exchange derivative contracts in the condensed consolidated statement of income	$(11)	$47	$13	$50

The following table provides a summary of the total gain (loss) recognized in the condensed consolidated statement of income from our interest rate derivative contracts by location (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Gain (loss) from interest rate contracts designated as fair value hedges recognized in interest and other, net	$—	$(5)	$—	$34
Gain (loss) from hedged items attributable to hedged risk recognized in interest and other, net	—	5	—	(34)
Gain (loss) from interest rate contracts designated as cash flow hedges recognized in interest and other, net	—	—	—	—
Total gain (loss) recognized from interest rate derivative contracts in the condensed consolidated statement of income	$—	$—	$—	$—

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table provides a summary of the total gain (loss) recognized in the condensed consolidated statement of income due to changes in the fair value of the warrant (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Gain (loss) attributable to changes in the fair value of warrant recognized in interest and other, net	$191	$(49)	$496	$56

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

	September 30, 2020	December 31, 2019
Foreign exchange contracts designated as cash flow hedges	$2,039	$1,983
Foreign exchange contracts designated as net investment hedges	204	200
Foreign exchange contracts not designated as hedging instruments	2,273	2,276
Interest rate contracts designated as cash flow hedges	1,100	—
Total	$5,616	$4,459

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 8 — Fair Value Measurement of Assets and Liabilities

The following tables present our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$963	$933	$30	$—
Short-term investments:
Restricted cash	126	126	—	—
Corporate debt securities	2,571	—	2,571	—
Total short-term investments	2,697	126	2,571	—
Derivatives	836	—	59	777
Long-term investments:
Corporate debt securities	391	—	391	—
Total long-term investments	391	—	391	—
Total financial assets	$4,887	$1,059	$3,051	$777

Liabilities:
Derivatives	$29	$—	$29	$—

	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$901	$901	$—	$—
Short-term investments:
Restricted cash	21	21	—	—
Corporate debt securities	1,654	—	1,654	—
Government and agency securities	175	—	175	—
Total short-term investments	1,850	21	1,829	—
Derivatives	345	—	64	281
Long-term investments:
Corporate debt securities	961	—	961	—
Total long-term investments	961	—	961	—
Total financial assets	$4,057	$922	$2,854	$281

Liabilities:
Derivatives	$20	$—	$20	$—

Our financial assets and liabilities are valued using market prices on both active markets (Level 1), less active markets (Level 2) and little or no market activity (Level 3). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. Level 3 instrument valuations typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability. We did not have any transfers of financial instruments between valuation levels during the nine months ended September 30, 2020.

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

The following tables present a reconciliation of the opening to closing balance of assets measured using significant unobservable inputs (Level 3) (in millions):

September 30, 2020
Opening balance as of January 1, 2020	$281
Change in fair value	496
Closing balance as of September 30, 2020	$777

December 31, 2019
Opening balance as of January 1, 2019	$148
Change in fair value	133
Closing balance as of December 31, 2019	$281

The following table presents quantitative information about Level 3 significant unobservable inputs used in the fair value measurement of the warrant as of September 30, 2020 (in millions):

	Fair value	Valuation technique	Unobservable Input	Range (weighted average)(1)

Warrant	$777	Black-Scholes and Monte Carlo	Probability of vesting	0.0% - 90.0% (69%)
			Equity volatility	21.2% - 54.6% (40%)
(1) Probability of vesting were weighted by the unadjusted value of the tranches. For volatility, the average represents the arithmetic average of the inputs and is not weighted by the relative fair value or notional amount.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 9 — Debt

The following table summarizes the carrying value of our outstanding debt (in millions, except percentages):

	Coupon	As of	Effective	As of	Effective
	Rate	September 30, 2020	Interest Rate	December 31, 2019	Interest Rate
Long-Term Debt
Floating Rate Notes:
Senior notes due 2023	LIBOR plus 0.87%	$400	1.241%	$400	2.913%

Fixed Rate Notes:
Senior notes due 2020	2.150%	—	—%	500	2.344%
Senior notes due 2020	3.250%	—	—%	500	3.389%
Senior notes due 2021	2.875%	—	—%	750	2.993%
Senior notes due 2022	3.800%	750	3.989%	750	3.989%
Senior notes due 2022	2.600%	1,000	2.678%	1,000	2.678%
Senior notes due 2023	2.750%	750	2.866%	750	2.866%
Senior notes due 2024	3.450%	750	3.531%	750	3.531%
Senior notes due 2025	1.900%	800	1.803%	—	—%
Senior notes due 2027	3.600%	850	3.689%	850	3.689%
Senior notes due 2030	2.700%	950	2.623%	—	—%
Senior notes due 2042	4.000%	750	4.114%	750	4.114%
Senior notes due 2056	6.000%	750	6.547%	750	6.547%
Total senior notes		7,750		7,750
Hedge accounting fair value adjustments (1)		11		15
Unamortized premium/(discount) and debt issuance costs		(31)		(44)
Other long-term borrowings		8		17
Less: Current portion of long-term debt		—		(1,000)
Total long-term debt		7,738		6,738

Short-Term Debt
Current portion of long-term debt		—		1,000
Unamortized premium/(discount) and debt issuance costs		—		(1)
Other short-term borrowings		17		21
Total short-term debt		17		1,020
Total Debt		$7,755		$7,758
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

In June 2020, we also issued additional senior unsecured notes in a reopening of our outstanding 1.900% fixed rate notes due 2025 and 2.700% fixed rate notes due 2030 that were issued in March 2020 in an aggregate principal amount of $750 million. The June 2020 issuance consisted of $300 million of additional 1.900% fixed rate notes due 2025 and $450 million of additional 2.700% fixed rate notes due 2030. We used a portion of these proceeds to complete a tender offer to purchase any and all of the $750 million aggregate principal amount of our 2.875% senior fixed rate notes due in 2021. We settled tender offers with holders of approximately 44% of the total outstanding principal amount of the 2.875% senior fixed rate notes due in 2021. Total cash consideration paid for these purchases was $339 million and the total carrying amount of the notes was $329 million, resulting in a loss on

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
extinguishment of $10 million (including an immaterial amount of fees and other costs associated with the tender), which was recorded in interest and other, net in our condensed consolidated statement of income. In addition, we paid any accrued interest on the tendered notes up to, but not including, the date of settlement. In July 2020, we paid $2 million to purchase additional 2.875% senior notes due 2021 upon final settlement of the tender offer initiated in June 2020. During August 2020, we redeemed the remaining $419 million outstanding principal balance of 2.875% senior notes due 2021. Total cash consideration paid was $430 million, which included the total carrying amount of the notes of $419 million and $11 million of premium which was recorded in interest and other net in our condensed consolidated statement of income. In addition, we paid accrued interest up to the settlement date.

In July 2020, we exercised our option to redeem in whole the 3.250% senior fixed rate notes due in 2020 at a price equal to 100% of the principal amount of $500 million, plus accrued interest.

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

To help achieve our interest rate risk management objectives, in connection with the previous issuance of certain senior notes, we entered into interest rate swap agreements that effectively converted $2.4 billion of our fixed rate notes to floating rate debt based on LIBOR plus a spread. These swaps were designated as fair value hedges against changes in the fair value of certain fixed rate senior notes resulting from changes in interest rates. The gains and losses related to changes in the fair value of interest rate swaps substantially offset changes in the fair value of the hedged portion of the underlying debt that are attributable to changes in market interest rates. In 2019, $1.15 billion related to our 2.200% senior notes of the $2.4 billion aggregate notional amount matured. In addition, during 2019, we terminated the interest rate swaps related to $750 million of our 2.875% senior notes due July 2021 and $500 million of our 3.450% senior notes due July 2024. As a result of the early termination, hedge accounting was discontinued prospectively and the gain on termination was recorded as an increase to the long-term debt balance and is being recognized over the remaining life of the underlying debt as a reduction to interest expense. The gain recognized during the three and nine months ended September 30, 2020 was immaterial.

To help achieve our interest rate risk management objectives, during the second quarter of 2020, we entered into interest rate swap agreements that effectively converted $400 million of our LIBOR-based floating-rate debt to a fixed-rate basis. These swaps were designated as cash flow hedges and have maturity dates in 2023.

The effective interest rates for our senior notes include the interest payable, the amortization of debt issuance costs and the amortization of any original issue discount and premium on these senior notes. Interest on these senior notes is payable either quarterly or semiannually. Interest expense associated with these senior notes, including amortization of debt issuance costs, was approximately $67 million and $73 million during the three months ended September 30, 2020 and 2019, respectively, and $211 million and $232 million during the nine months ended September 30, 2020 and 2019, respectively.

As of September 30, 2020 and December 31, 2019, the estimated fair value of these senior notes, using Level 2 inputs, was approximately $8.2 billion and $7.9 billion, respectively.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. As of September 30, 2020, there were no commercial paper notes outstanding.

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

As of September 30, 2020, no borrowings were outstanding under our $2 billion credit agreement. However, as described above, we have an up to $1.5 billion commercial paper program and are required to maintain available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due, in an aggregate amount of $1.5 billion. However as of September 30, 2020, no borrowings were outstanding under our commercial paper program; therefore, $2 billion of borrowing capacity was available for other purposes permitted by the credit agreement, subject to customary conditions to borrowing. The credit agreement includes a covenant limiting our consolidated leverage ratio to no more than 4.0:1.0, subject to, upon the occurrence of a qualified material acquisition, if so elected by us, a step-up to 4.5:1.0 for the four fiscal quarters completed following such qualified material acquisition. The credit agreement includes customary events of default, with corresponding grace periods in certain circumstances, including payment defaults, cross-defaults and bankruptcy-related defaults. In addition, the credit agreement contains customary affirmative and negative covenants, including restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case, subject to customary exceptions. The credit agreement also contains customary representations and warranties.

We were in compliance with all covenants in our outstanding debt instruments during the nine months ended September 30, 2020.

Note 10 — Balance Sheet Components

Contract Balances

Accounts receivable represents amounts invoiced and revenue recognized prior to invoicing when we have satisfied our performance obligation and have the unconditional right to payment. The allowance for doubtful accounts and authorized credits is estimated based upon our assessment of various factors including historical experience, the age of the accounts receivable balances, current economic conditions reasonable and supportable forecasts, and other factors that may affect our customers’ ability to pay. The allowance for doubtful accounts and authorized credits was $144 million and $110 million as of September 30, 2020 and December 31, 2019, respectively.
Deferred revenue consists of fees received related to unsatisfied performance obligations at the end of the period. Due to the generally short-term duration of contracts, the majority of the performance obligations are satisfied in the following reporting period. The amount of revenue recognized for the nine month period ended September 30, 2020 that was included in the deferred revenue balance at the beginning of the period was $75 million. The amount of revenue recognized for the nine month period ended September 30, 2019 that was included in the deferred revenue balance at the beginning of the period was $64 million.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table provides a reconciliation of the amount of cash, cash equivalents and restricted cash in the condensed consolidated balance sheets to cash, cash equivalents and restricted cash in the consolidated statements of cash flows as of September 30, 2020 and December 31, 2019 (in millions):

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$963	$901
Restricted cash included in short-term investments	126	21
Cash, cash equivalents and restricted cash	$1,089	$922

Note 11 — Commitments and Contingencies

Off-Balance Sheet Arrangements

As of September 30, 2020, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

We have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under the arrangement. As of September 30, 2020, we had a total of $4.8 billion in aggregate cash deposits, partially offset by $4.7 billion in cash withdrawals, held within the financial institution under the cash pooling arrangement.

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

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable were not material for the nine months ended September 30, 2020. Except as otherwise noted for the proceedings described in this Note 11, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to significant uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material. Legal fees are expensed as incurred.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Note 12 — Stockholders’ Equity

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

On February 13, 2020, we entered into accelerated share repurchase agreements (the “ASR Agreements”) with each of three financial institutions (each an “ASR Counterparty”), as part of our share repurchase program. Under the ASR Agreements, we paid an aggregate amount of $3.0 billion to the ASR Counterparties and received an initial delivery of approximately 69 million shares of our common stock, which shares were recorded as a $2.55 billion increase to treasury stock. The remaining $450 million was evaluated as an unsettled forward contract indexed to our own stock, classified within stockholders’ equity. In July 2020, the ASR Agreements settled and resulted in approximately 74 million shares repurchased at an average price per share of $40.77 and the forward contract was settled and recorded as an increase to treasury stock.

The stock repurchase activity under our stock repurchase programs during the nine months ended September 30, 2020 is summarized as follows (in millions, except per share amounts):

	Shares Repurchased (1)	Average Price per Share (2)	Value of Shares Repurchased (2)	Remaining Amount Authorized
Balance as of January 1, 2020				$2,151
Authorization of additional plan in January 2020				5,000
Repurchase of shares of common stock	42	$40.59	$1,698	(1,698)
Accelerated share repurchases	74	$40.77	$3,000	(3,000)
Balance as of September 30, 2020				$2,453

(1)These repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. None of the repurchased shares of common stock have been retired.
(2)Excludes broker commissions.

Dividends

The Company paid a total of $111 million and $337 million in cash dividends during the three and nine months ended September 30, 2020, respectively, and $115 million and $360 million in cash dividends during the three and nine months ended September 30, 2019, respectively. In October 2020, our Board of Directors declared a cash dividend of $0.16 per share of common stock to be paid on December 18, 2020 to stockholders of record as of December 1, 2020.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 13 — Employee Benefit Plans

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

The following table presents restricted stock unit (“RSU”) activity under our equity incentive plans as of and for the nine months ended September 30, 2020 (in millions):

Units (1)
Outstanding as of January 1, 2020	28
Awarded	15
Vested	(9)
Forfeited	(7)
Outstanding as of September 30, 2020	27
(1) Activity presented is inclusive of units granted to employees of our Classifieds business

The weighted average grant date fair value for RSUs awarded during the nine months ended September 30, 2020 was $32.27 per share.

Stock-Based Compensation Expense

The impact on our results of continuing operations of recording stock-based compensation expense was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of net revenues	$11	$11	$32	$35
Sales and marketing	24	19	60	56
Product development	38	41	116	127
General and administrative	40	26	103	103
Total stock-based compensation expense	$113	$97	$311	$321
Capitalized in product development	$3	$4	$11	$10

Note 14 — Income Taxes

We are subject to both direct and indirect taxation in the U.S. and various states and foreign jurisdictions. We are under examination by certain tax authorities for the 2010 to 2018 tax years. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these or other examinations. The material jurisdictions where we are subject to potential examination by tax authorities for tax years after 2009 include, among others, the U.S. (Federal and California), Germany, Korea, Israel, Switzerland and the United Kingdom.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
We have recognized the tax consequences of all foreign unremitted earnings and management has no specific plans to indefinitely reinvest the unremitted earnings of our foreign subsidiaries as of the balance sheet date. We have not provided for deferred taxes on outside basis differences in our investments in our foreign subsidiaries that are unrelated to unremitted earnings. With the exception of our Classifieds entities recognized in discontinued operations, these basis differences will be indefinitely reinvested. A determination of the unrecognized deferred taxes related to these other components of our outside basis difference is not practicable. In connection with the intent to sell the Classifieds business as discussed in “Note 1 – The Company and Summary of Significant Accounting Policies”, we assessed the outside basis differences relating to Classifieds and determined that no material deferred taxes need to be provided on the difference as of September 30, 2020.

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

Note 15 — Accumulated Other Comprehensive Income

The following tables summarize the changes in AOCI for the three and nine months ended September 30, 2020 and 2019 (in millions):

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of June 30, 2020	$(9)	$6	$299	$25	$321
Other comprehensive income (loss) before reclassifications	(35)	—	121	9	95
Less: Amount of gain (loss) reclassified from AOCI	6	—	—	(1)	5
Net current period other comprehensive income (loss)	(41)	—	121	10	90
Balance as of September 30, 2020	$(50)	$6	$420	$35	$411

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of June 30, 2019	$38	$—	$410	$16	$464
Other comprehensive income (loss) before reclassifications	54	3	(133)	(12)	(88)
Less: Amount of gain (loss) reclassified from AOCI	19	—	—	(4)	15
Net current period other comprehensive income (loss)	35	3	(133)	(8)	(103)
Balance as of September 30, 2019	$73	$3	$277	$8	$361

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2019	$(9)	$5	$363	$25	$384
Other comprehensive income (loss) before reclassifications	(18)	1	57	5	45
Less: Amount of gain (loss) reclassified from AOCI	23	—	—	(5)	18
Net current period other comprehensive income (loss)	(41)	1	57	10	27
Balance as of September 30, 2020	$(50)	$6	$420	$35	$411

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2018	$68	$(56)	$462	$24	$498
Other comprehensive income (loss) before reclassifications	58	59	(185)	(27)	(95)
Less: Amount of gain (loss) reclassified from AOCI	53	—	—	(11)	42
Net current period other comprehensive income (loss)	5	59	(185)	(16)	(137)
Balance as of September 30, 2019	$73	$3	$277	$8	$361

The following table provides a summary of reclassifications out of AOCI (in millions):

Details about AOCI Components	Affected Line Item in the Statement of Income	Amount of Gain (Loss) Reclassified From AOCI
		Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Gains (losses) on cash flow hedges - foreign exchange contracts	Net Revenues	$6	$19	$23	$52
	Cost of net revenues	—	—	—	1
	Total, from continuing operations before income taxes	6	19	23	53
	Provision for income taxes	(1)	(4)	(5)	(11)
	Total, net of income taxes	5	15	18	42

Total reclassifications for the period	Total, net of income taxes	$5	$15	$18	$42

Note 16 — Restructuring

The following table summarizes restructuring reserve activity during the nine months ended September 30, 2020 (in millions):

Employee Severance and Benefits
Accrued liability as of January 1, 2020	$28
Charges	6
Payments	(33)
Accrued liability as of September 30, 2020	$1

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the first quarter of 2020 we substantially completed the reduction in workforce that was approved by management during the fourth quarter of 2019. We incurred pre-tax restructuring charges of approximately $6 million primarily during the first quarter of 2020 in connection with the action taken in the fourth quarter of 2019.

During the first quarter of 2019, management approved a plan to drive operational improvement that included the reduction of workforce. We incurred pre-tax restructuring charges of approximately $39 million during the nine months ended September 30, 2019, which were primarily related to employee severance and benefits. The reduction was substantially completed in the first quarter of 2019.

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

OVERVIEW

Business

eBay Inc. is a global commerce leader, which includes our Marketplace platforms. Founded in 1995 in San Jose, California, eBay is one of the world’s largest and most vibrant marketplaces for discovering great value and unique selection. Collectively, we connect millions of buyers and sellers around the world, empowering people and creating opportunity. Our technologies and services are designed to give buyers choice and a breadth of relevant inventory and to enable sellers worldwide to organize and offer their inventory for sale, virtually anytime and anywhere.

On February 13, 2020, we closed the previously announced sale of our StubHub business to an affiliate of viagogo. Beginning in the first quarter of 2020, StubHub’s financial results for periods prior to the sale have been reflected in our condensed consolidated statement of income as discontinued operations. Additionally, the related assets and liabilities associated with the discontinued operations in the prior year are classified as discontinued operations in our condensed consolidated balance sheet. See “Note 3 – Discontinued Operations” in our condensed consolidated financial statements included elsewhere in this report for additional information.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the world. While the disruption is currently expected to be temporary, there is uncertainty around its duration. As a result of COVID-19 mobility restrictions globally, there have been changes in consumer behavior that have resulted in more online retail experiences. We expect these changes in behavior to continue to evolve as the pandemic progresses. Our Marketplace platforms experienced improved traffic and buyer acquisition due to the ongoing impact of measures taken globally to contain the spread of COVID-19. The Marketplace platforms also experienced improved acquisition of small business sellers. The impacts seen may continue to create volatility in our results and a wider range of outcomes as consumer behaviors and mobility restrictions continue to evolve. See “Results of Operations” below for impacts of COVID-19 on our results for the three and nine months ended September 30, 2020. For additional information, see “– Liquidity and Capital Resource Requirements” below and “Item 1A: Risk Factors” under the caption “The global COVID-19 pandemic could harm our business and results of operations” in Part II of this report.

On July 20, 2020, we entered into a definitive agreement to transfer our Classifieds business to Adevinta ASA (“Adevinta”) for $2.5 billion in cash, subject to certain adjustments, and 540 million shares in Adevinta. These shares will represent, approximately 44% of Adevinta’s total outstanding shares and approximately 33% of Adevinta’s outstanding voting shares, as of June 30, 2020. Together, the total consideration payable under the definitive agreement is valued at approximately $9.2 billion, based on the closing trading price of Adevinta shares on the Oslo Stock Exchange on July 17, 2020. The transaction is expected to close by the first quarter of 2021. Completion of the sale is subject to certain conditions, including regulatory approvals and the approval of the transaction by Adevinta’s shareholders as set forth in the definitive agreement and other risks and uncertainties. We have classified the results of our Classifieds business as discontinued operations in our condensed consolidated statement of income for the periods presented. Additionally, the related assets and liabilities associated with the discontinued operations are classified as held for sale in our condensed consolidated balance sheet. See “Note 3 – Discontinued Operations” for additional information.

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

Quarter Highlights

Net revenues increased 25% to $2.6 billion during the three months ended September 30, 2020 compared to the same period in 2019. FX-Neutral net revenue increased 25% during the three months ended September 30, 2020 compared to the same period in 2019. Operating margin increased to 26.1% for the three months ended September 30, 2020 compared to 19.6% for the same period in 2019. Diluted earnings per share from continuing operations increased to $0.88 during the three months ended September 30, 2020 compared to $0.25 in the same period in 2019.

We generated cash flow from continuing operating activities of $716 million during the three months ended September 30, 2020 compared to $801 million in the same period in 2019. During the three months ended September 30, 2020, we repaid debt of $500 million for our outstanding senior notes maturing in 2020, paid $421 million for the remaining outstanding senior notes maturing in 2021 pursuant to a redemption call, paid $700 million for repurchases of common stock and paid $111 million in cash dividends.

RESULTS OF OPERATIONS

We have one reportable segment to reflect the way management and our chief operating decision maker (“CODM”) review and assess performance of the business. Our reportable segment is Marketplace, which includes our online marketplace located at www.ebay.com, its localized counterparts and the eBay suite of mobile apps. During the first quarter of 2020, we classified the results of our previous StubHub segment as discontinued operations in our condensed consolidated statement of income for all prior periods presented. In addition, during the third quarter of 2020, we classified the results of our Classifieds segment as discontinued operations in our condensed consolidated statement of income for the periods presented. The accounting policies of our segment are the same as those described in “Note 1 – The Company and Summary of Significant Accounting Policies” in our condensed consolidated financial statements included elsewhere in this report. Prior period segment information has been reclassified to conform to the current period segment presentation.

Net Revenues

Seasonality

We expect transaction activity patterns on our platforms to mirror general consumer buying patterns and expect that these trends will continue. As we introduce new products and platforms, such as managed payments, we expect net revenues to fluctuate. In addition, macroeconomic conditions, such as the ongoing COVID-19 pandemic, may also contribute to fluctuations in revenues and margins. The following table sets forth sequential quarterly movements of our total net revenues for the periods presented (in millions, except percentages):

	Quarter Ended
	March 31	June 30	September 30	December 31
2018
Net revenues	$2,104	$2,137	$2,107	$2,302
% change from prior quarter	(2)%	2%	(1)%	9%
2019
Net revenues	$2,161	$2,156	$2,083	$2,236
% change from prior quarter	(6)%	—%	(3)%	7%
2020
Net revenues	$2,129	$2,668	$2,606	$—
% change from prior quarter	(5)%	25%	(2)%

Net Revenues by Geography

Revenues are attributed to U.S. and international geographies primarily based upon the country in which the seller, platform that displays advertising, other service provider or customer, as the case may be, is located. The following table presents net revenues by geography for the periods presented (in millions, except percentages):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2020	2019	As Reported	2020	2019	As Reported
U.S.	$1,078	$804	34%	$2,986	$2,466	21%
Percentage of net revenues	41%	39%		40%	39%

International	1,528	1,279	19%	4,417	3,934	12%
Percentage of net revenues	59%	61%		60%	61%

Total net revenues	$2,606	$2,083	25%	$7,403	$6,400	16%

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

Net revenues included $6 million and $23 million of hedging gains during the three and nine months ended September 30, 2020, as compared to $19 million and $52 million of hedging gains during the same periods in 2019. The hedging activity in net revenues specifically relates to hedges of net transaction revenues. Foreign currency movements relative to the U.S. dollar had a favorable impact of $31 million on net revenues during the three months ended September 30, 2020 compared to an unfavorable impact of $32 million during the same period in 2019, and an unfavorable impact of $45 million on net revenues during the nine months ended September 30, 2020 compared to an unfavorable impact of $148 million during the same period in 2019.

The effect of foreign currency exchange rate movements during the three months ended September 30, 2020 compared to the same period in 2019 was primarily attributable to the weakening of the U.S. dollar against the British pound and euro. The effect of foreign currency exchange rate movements during the nine months ended September 30, 2020 compared to the same period in 2019 was primarily attributable to the strengthening of the U.S. dollar against the Korean won.

Net Revenues by Type

We generate two types of net revenues:

Net transaction revenues primarily include final value fees, feature fees, including fees to promote listings, and listing fees from sellers on our platforms. Our net transaction revenues also include store subscription and other fees, often from large enterprise sellers. Our net transaction revenues are reduced by incentives, including discounts, coupons and rewards, provided to our customers.

Marketing services and other (“MS&O”) revenues consist of revenues principally from the sale of advertisements, revenue sharing arrangements and first-party inventory programs.

The following table presents net revenues by type (in millions, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change

Net transaction revenue	$2,355	$1,829	29%	$6,702	$5,601	20%
Marketing services and other revenues	251	254	(1)%	701	799	(12)%
Total net revenues	$2,606	$2,083	25%	$7,403	$6,400	16%
** Not meaningful

Net Transaction Revenues

Key Operating Metrics

Gross Merchandise Volume (“GMV”) and take rate are significant factors that we believe affect our net transaction revenues.

GMV consists of the total value of all successfully closed transactions between users on our platforms during the applicable period, regardless of whether the buyer and seller actually consummated the transaction. Despite GMV’s divergence from revenue, we still believe that GMV provides a useful measure of the overall volume of closed transactions that flow through our platforms in a given period, notwithstanding the inclusion in GMV of closed transactions that are not ultimately consummated.

Take rate is defined as net transaction revenues divided by GMV.

Net Transaction Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	As Reported	FX-Neutral	2020	2019	As Reported	FX-Neutral
	(In millions, except percentages)
Net transaction revenues (1)	$2,355	$1,829	29%	28%	$6,702	$5,601	20%	21%

Supplemental data:
GMV	$25,049	$20,489	22%	21%	$73,443	$63,544	16%	17%
Take rate	9.40%	8.93%	0.47%		9.13%	8.81%	0.32%
(1)Net transaction revenues were net of $6 million and $23 million hedging activity during the three and nine months ended September 30, 2020, respectively, and $19 million and $52 million of hedging activity during the three and nine months ended September 30, 2019, respectively.

Net transaction revenues increased during the three and nine months ended September 30, 2020 compared to the same periods in 2019 primarily due to an increase in GMV due to improved traffic and buyer acquisition due to global restrictions implemented to contain the spread of COVID-19 which resulted in consumers engaging in more online retail experiences during the second and third quarter of 2020 and higher take rate due to the expansion of managed payments and promoted listings.

Transaction take rate was higher during the three and nine months ended September 30, 2020 compared to the same periods in 2019, due to the expansion of managed payments and promoted listings, which along with final value fees are calculated as a percentage of an item’s sale price and category mix.

Marketing Services and Other Revenues

	Three Months Ended September 30,		% Change		Nine Months Ended September 30,		% Change
	2020	2019	As Reported	FX-Neutral	2020	2019	As Reported	FX-Neutral
	(In millions, except percentages)
MS&O	$251	$254	(1)%	(1)%	$701	$799	(12)%	(11)%

The decrease in MS&O revenues during the three and nine months ended September 30, 2020 compared to the same periods in 2019 was primarily due to the sale of brands4friends in the third quarter of 2019, and lower advertising revenues that were driven by our ongoing shift to promoted listing fees, which are recognized in net transaction revenues, partially offset by increases attributable to our first-party inventory program in Korea.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Cost of net revenues	$656	$530	24%	$1,731	$1,580	10%
Percentage of net revenues	25.1%	25.4%		23.4%	24.7%

Cost of net revenues, net of immaterial hedging activities, was unfavorably impacted by $2 million attributable to foreign currency movements relative to the U.S. dollar during the three months ended September 30, 2020 compared to the same period in 2019. Cost of net revenues, net of immaterial hedging activities, was favorably impacted by $19 million attributable to foreign currency movements relative to the U.S. dollar during the nine months ended September 30, 2020 compared to the same period in 2019.

The increase in cost of net revenues during the three and nine months ended September 30, 2020 compared to the same period in 2019 was primarily due to an increase in payment processing costs as we continue to transition customers to our payments platform and an increase in cost of goods sold related to our first-party inventory program in Korea. The increase in cost of net revenues was partially offset by lower cost of goods sold due to the sale of brands4friends in the third quarter of 2019. The increase in cost of net revenues for the nine months ended September 30, 2020 was partially offset by a favorable impact from foreign currency movements relative to the U.S. dollar.

Operating Expenses

The following table presents operating expenses (in millions, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Sales and marketing	$660	$577	14%	$1,835	$1,731	6%
Percentage of net revenues	25%	28%		25%	27%
Product development	287	243	18%	788	735	7%
Percentage of net revenues	11%	12%		11%	11%
General and administrative	258	250	3%	750	756	(1)%
Percentage of net revenues	10%	12%		10%	12%
Provision for transaction losses	60	68	(13)%	245	194	27%
Percentage of net revenues	2%	3%		3%	3%
Amortization of acquired intangible assets	6	7	(14)%	20	21	(5)%
Total operating expenses	$1,271	$1,145	11%	$3,638	$3,437	6%

Foreign currency movements relative to the U.S. dollar had an unfavorable impact of $7 million on operating expenses during the three months ended September 30, 2020 compared to the same period in 2019 and a favorable impact of $29 million on operating expenses during the nine months ended September 30, 2020 compared to the same period in 2019. There was no hedging activity within operating expenses during the three and nine months ended September 30, 2020.

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

The increase in sales and marketing expense during the three months ended September 30, 2020 compared to the same period in 2019 was primarily due to an increase in online advertising expenses and employee related costs partially offset by lower offline advertising expenses.

The increase in sales and marketing expense during the nine months ended September 30, 2020 compared to the same period in 2019 was primarily due to an increase in online advertising expenses partially offset by a favorable impact from foreign currency movements relative to the U.S. dollar and lower offline advertising expenses.

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

The increase in product development expenses during the three and nine months ended September 30, 2020 compared to the same periods in 2019 was primarily due to an increase in employee-related costs.

Capitalized internal use and platform development costs were $32 million and $96 million in the three and nine months ended September 30, 2020 compared to $34 million and $103 million for the same periods in 2019. These costs are primarily reflected as a cost of net revenues when amortized in future periods.

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

The increase in general and administrative expenses during the three months ended September 30, 2020 compared to the same period in 2019 was primarily due to employee related costs and charitable donations, partially offset by costs related to our CEO transition.

The decrease in general and administrative expenses during the nine months ended September 30, 2020 compared to the same period in 2019 was primarily due to restructuring costs incurred in 2019 related to our global workforce reduction partially offset by charitable contributions.

Provision for Transaction Losses

Provision for transaction losses primarily consists of transaction loss expense associated with our buyer protection programs, losses from our managed payments services, fraud and bad debt expense associated with our accounts receivable balance. We expect our provision for transaction losses to fluctuate depending on many factors, including changes to our protection programs and the impact of regulatory changes.

The decrease in provision for transaction losses during the three months ended September 30, 2020 compared to the same period in 2019 was primarily due to lower bad debt expense driven by a decrease in provisions taken for COVID-19, partially offset by losses incurred due to managed payments as we scale the platform.

The increase in provision for transaction losses during the nine months ended September 30, 2020 compared to the same period in 2019 was primarily due to an increase in bad debt expense and higher customer protection program costs as a result of increased volume and additional provisions taken for COVID-19.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Total interest and other, net	$95	$(142)	**	$277	$(128)	**
Percentage of net revenues	4%	(7)%		4%	(2)%

The increase in interest and other, net during the three months ended September 30, 2020 compared to the same periods in 2019 was primarily attributable to the change in the fair value of the Adyen warrant and the absence of a loss recorded in 2019 for the divestiture of brands4friends, partially offset by foreign exchange losses and lower interest income.

The increase in interest and other, net during the nine months ended September 30, 2020 compared to the same periods in 2019 was primarily attributable to the change in the fair value of the Adyen warrant, a gain recorded for the receipt of proceeds that were held in escrow related to a long-term investment that was sold in 2018 and the absence of a loss recorded in 2019 for the divestiture of brands4friends. These increases were partially offset by lower interest income, an impairment recorded on an investment and foreign exchange losses.
Income Tax Provision

The following table presents provision for income taxes (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income tax provision	$153	$56	$550	$208
Effective tax rate	19.8%	21.2%	23.8%	16.6%

The decrease in our effective tax rate for the three months ended September 30, 2020 compared to the same period in 2019 was primarily due to the benefits in 2020 from the finalization of U.S. Regulations on certain foreign tax credits.

The increase in our effective tax rate for the nine months ended September 30, 2020 compared to the same period in 2019 was primarily due to the effects of a 2020 retroactive California law change including incremental taxes on the gain on the sale of StubHub and a non-recurring benefit in 2019 due to the enacted New York state legislation regarding the taxability of foreign earnings offset by benefits in 2020 from the finalization of U.S. Regulations on certain foreign tax credits.

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

Discontinued Operations

On February 13, 2020, we closed the previously announced sale of our StubHub business to an affiliate of viagogo. Beginning in the first quarter of 2020, StubHub’s financial results for periods prior to the sale have been reflected in our condensed consolidated statement of income as discontinued operations. Additionally, the related assets and liabilities associated with the discontinued operations in the prior year are classified as discontinued operations in our condensed consolidated balance sheet. See “Note 3 – Discontinued Operations” in our condensed consolidated financial statements included elsewhere in this report for additional information.

On July 20, 2020, we entered into a definitive agreement with Adevinta ASA (“Adevinta”) to transfer our Classifieds business to Adevinta for $2.5 billion in cash, subject to certain adjustments, and 540 million shares in Adevinta. Together, the total consideration payable under the definitive agreement is valued at approximately $9.2 billion, based on the closing trading price of Adevinta’s outstanding shares on the Oslo Stock Exchange on July 17, 2020. The transaction is expected to close by the first quarter of 2021. Completion of the sale is subject to certain conditions, including regulatory approvals and the approval of the transaction by the requisite number of Adevinta’s shareholders as set forth in the definitive agreement, and other risks and uncertainties, including general industry and economic conditions outside our control. As result, we have classified the results of our Classifieds business as discontinued operations in our condensed consolidated statement of income for the periods presented. Additionally, the related assets and liabilities associated with the discontinued operations are classified as held for sale in our condensed consolidated balance sheet. See “Note 3 – Discontinued Operations” in our condensed consolidated financial statements included elsewhere in this report for additional information.

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

The following tables set forth a reconciliation of FX-Neutral GMV and FX-Neutral net revenues (each as defined below) to our reported GMV and net revenues for the periods presented (in millions, except percentages):

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	As Reported	Exchange Rate Effect(1)(3)	FX-Neutral(2)	As Reported	As Reported % Change	FX-Neutral % Change

GMV	$25,049	$250	$24,799	$20,489	22%	21%

Net Revenues:

Net transaction revenues	$2,355	$30	$2,325	$1,829	29%	28%
Marketing services and other revenues	251	1	250	254	(1)%	(1)%
Total net revenues	$2,606	$31	$2,575	$2,083	25%	25%

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	As Reported	Exchange Rate Effect(1)(3)	FX-Neutral(2)	As Reported	As Reported % Change	FX-Neutral % Change

GMV	$73,443	$(811)	$74,254	$63,544	16%	17%

Net Revenues:

Net transaction revenues	$6,702	$(36)	$6,738	$5,601	20%	21%
Marketing services and other revenues	701	(9)	710	799	(12)%	(11)%
Total net revenues	$7,403	$(45)	$7,448	$6,400	16%	17%

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
(3)Net transaction revenues were net of $6 million and $23 million hedging activity during the three and nine months ended September 30, 2020, respectively, and $19 million and $52 million of hedging activity during the three and nine months ended September 30, 2019, respectively.

Liquidity and Capital Resources

Cash Flows

	Nine Months Ended September 30,
	2020	2019
	(In millions)
Net cash provided by (used in):
Continuing operating activities	$2,263	$1,889
Continuing investing activities	(444)	2,554
Continuing financing activities	(5,141)	(5,983)
Effect of exchange rates on cash, cash equivalents and restricted cash	25	(59)
Net increase in cash, cash equivalents and restricted cash - discontinued operations	3,420	289
Net increase (decrease) in cash, cash equivalents and restricted cash	$123	$(1,310)

Continuing Operating Activities

Cash provided by continuing operating activities of $2.3 billion in the nine months ended September 30, 2020 was primarily attributable to net income of $4.8 billion with adjustments for income from discontinued operations of $3.1 billion, $471 million in depreciation and amortization, $311 million in stock-based compensation, $245 million in provision for transaction losses, $169 million for deferred income taxes, partially offset by $199 million in changes in assets and liabilities, net of acquisition effects and adjustments of $496 million for changes in the fair value of the Adyen warrant.

Continuing Investing Activities

Cash used in continuing investing activities of $444 million in the nine months ended September 30, 2020 was primarily attributable to cash paid for investments of $28.9 billion, property and equipment of $326 million, partially offset by proceeds of $28.7 billion from the maturities and sales of investments.

Continuing Financing Activities

Cash used in continuing financing activities of $5.1 billion in the nine months ended September 30, 2020 was primarily attributable to cash paid to repurchase $4.7 billion of common stock, of which $3.0 billion related to repurchases of common stock under an accelerated share repurchase program, repaid debt of $1.8 billion, which comprised of $500 million of our 2.150% senior fixed rate notes that matured, $500 million of our 3.250% senior fixed rate notes that were redeemed, $341 million paid to repurchase a portion of our outstanding 2.875% senior fixed rate notes maturing in 2021 pursuant to a tender offer and $430 million paid to redeem the remaining portion of our outstanding 2.875% senior fixed rate notes maturing in 2021 and paid $337 million of cash dividends, which was partially offset by $1.8 billion of proceeds from debt issuances.

The positive effect of exchange rate movements on cash, cash equivalents and restricted cash was due to the weakening of the U.S. dollar against other currencies, primarily the euro and Korean won during the nine months ended September 30, 2020 compared to the 2019 year-end rate.

Stock Repurchases

In January 2019, our Board authorized a $4.0 billion stock repurchase program and in January 2020, our Board authorized an additional $5.0 billion stock repurchase program. These stock repurchase programs have no expiration from the date of authorization.

On February 13, 2020, we entered into accelerated share repurchase agreements (the “ASR Agreements”) with each three financial institutions (each, an “ASR Counterparty”), as part of our share repurchase program. Under the ASR Agreements, we paid an aggregate amount of $3.0 billion to the ASR Counterparties and received an initial delivery of approximately 69 million shares of our common stock, which shares were recorded as a $2.55 billion increase to treasury stock. The remaining $450 million was evaluated as an unsettled forward contract indexed to our own stock, classified within stockholders’ equity. In July 2020, the ASR Agreements settled and resulted in approximately 74 million shares repurchased at an average price per share of $40.77 and the forward contract was settled and recorded as an increase to treasury stock.

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

During the nine months ended September 30, 2020, we repurchased approximately $4.7 billion of our common stock under our stock repurchase programs. As of September 30, 2020, a total of approximately $2.5 billion remained available for future repurchases of our common stock under our stock repurchase programs.

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

Dividends

The Company paid a total of $111 million and $337 million in cash dividends during the three and nine months ended September 30, 2020, respectively, and $115 million and $360 million in cash dividends during the three and nine months ended September 30, 2019, respectively. In October 2020, our Board of Directors declared a cash dividend of $0.16 per share of common stock to be paid on December 18, 2020 to stockholders of record as of December 1, 2020.

Shelf Registration Statement and Debt

Shelf Registration

As of September 30, 2020, we had an effective shelf registration statement on file with the Securities and Exchange Commission that allows us to issue various types of debt securities, as well as common stock, preferred stock, warrants, depositary shares representing fractional interest in shares of preferred stock, purchase contracts and units from time to time in one or more offerings. Each issuance under the shelf registration statement will require the filing of a prospectus supplement identifying the amount and terms of the securities to be issued. The registration statement does not limit the amount of securities that may be issued thereunder. Our ability to issue securities is subject to market conditions and other factors including, in the case of our debt securities, our credit ratings and compliance with the covenants in our credit agreement.

Senior Notes

As of September 30, 2020, we had floating- and fixed-rate senior notes outstanding for an aggregate principal amount of $7.8 billion. The net proceeds from the issuances of these senior notes are used for general corporate purposes, including, among other things, capital expenditures, share repurchases, repayment of indebtedness and possible acquisitions. The floating rate notes are not redeemable prior to maturity. On and after March 1, 2021, we may redeem some or all of the 6.000% fixed rate notes due 2056 at any time and from time to time prior to their maturity, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest. We may redeem some or all of the other fixed rate notes of each series at any time and from time to time prior to their maturity, generally at a make-whole redemption price plus accrued and unpaid interest. If a change of control triggering event (as defined in the applicable senior notes) occurs with respect to the 3.800% fixed rate notes due 2022, the floating rate notes due 2023, the 2.750% fixed rate notes due 2023, the 1.900% fixed rate notes due 2025, the 3.600% fixed rate notes due 2027, the 2.700% fixed rate notes due 2030 or the 6.000% fixed rate notes due 2056, we must, subject to certain exceptions, offer to repurchase all of the notes of the applicable series at a price equal to 101% of the principal amount plus accrued and unpaid interest. For additional details related to our senior notes, please see “Note 9 – Debt” to the condensed consolidated financial statements included in this report.

To help achieve our interest rate risk management objectives, in connection with the previous issuance of certain senior notes, we entered into interest rate swap agreements that effectively converted $2.4 billion of the fixed rate notes to floating rate debt based on the London Interbank Offered Rate (“LIBOR”) plus a spread. These swaps were designated as fair value hedges against changes in the fair value of certain fixed rate senior notes resulting from changes in interest rates. As of September 30, 2020, we had no interest rate swaps designated as fair value hedges outstanding as $1.15 billion related to our 2.200% senior notes of the $2.4 billion aggregate notional amount matured in 2019 and in 2019 we terminated the interest rate swaps related to $750 million of our 2.875% senior notes due July 2021 and $500 million of our 3.450% senior notes due July 2024. As a result of the early termination, hedge accounting was discontinued prospectively and the gain on termination was recorded as an increase to the long-term debt balance and is being recognized over the remaining life of the underlying debt as a reduction to interest expense. The gain recognized during the three and nine months ended September 30, 2020 was immaterial. For additional details related to the interest rate swap termination, please see, “Note 9 – Debt” to the condensed consolidated financial statements included in this report.

During the second quarter of 2020, we began to hedge the variability of the cash flows in interest payments associated with our floating-rate debt using interest rate swaps. These interest rate swap agreements effectively convert our LIBOR-based floating-rate debt to a fixed-rate basis, reducing the impact of interest-rate changes on future interest expense. The total notional amount of these interest swaps was $400 million as of September 30, 2020 with terms calling for us to receive interest at a variable rate and to pay interest at a fixed rate. Our interest rate swap contracts have maturity dates in 2023.

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

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. As of September 30, 2020, there were no commercial paper notes outstanding.

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

As of September 30, 2020, no borrowings were outstanding under our $2 billion credit agreement. However, as described above, we have an up to $1.5 billion commercial paper program and are required to maintain available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due, in an aggregate amount of $1.5 billion. However, as of September 30, 2020, no borrowings were outstanding under our commercial paper program; therefore, $2 billion of borrowing capacity was available for other purposes permitted by the credit agreement. The credit agreement includes a covenant limiting our consolidated leverage ratio to no more than 4.0:1.0, subject to, upon the occurrence of a qualified material acquisition, if so elected by us, a step-up to 4.5:1.0 for the four fiscal quarters completed following such qualified material acquisition. The credit agreement includes customary events of default, with corresponding grace periods in certain circumstances, including payment defaults, cross-defaults and bankruptcy-related defaults. In addition, the credit agreement contains customary affirmative and negative covenants, including restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case, subject to customary exceptions. The credit agreement also contains customary representations and warranties.

We were in compliance with all covenants in our outstanding debt instruments for the nine months ended September 30, 2020.

Credit Ratings

As of September 30, 2020, we were rated investment grade by Standard and Poor’s Financial Services, LLC (long-term rated BBB+, short-term rated A-2, with a stable outlook), Moody’s Investor Service (long-term rated Baa1, short-term rated P-2, with a stable outlook), and Fitch Ratings, Inc. (long-term rated BBB, short-term rated F-2, with a stable outlook). We disclose these ratings to enhance the understanding of our sources of liquidity and the effects of our ratings on our costs of funds. Our borrowing costs depend, in part, on our credit ratings and any actions taken by these credit rating agencies to lower our credit ratings, as described above, will likely increase our borrowing costs.

Liquidity and Capital Resource Requirements

As of September 30, 2020 and December 31, 2019, we had assets classified as cash and cash equivalents, as well as short-term and long-term non-equity investments from continuing operations, in an aggregate amount of $4.1 billion and $3.7 billion, respectively. As of September 30, 2020, this amount included assets held in certain of our foreign operations totaling approximately $3.2 billion. As we repatriate these funds to the U.S., we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs. We have accrued deferred taxes for the tax effect of repatriating the funds to the U.S.

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

Off-Balance Sheet Arrangements

As of September 30, 2020, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

We have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under the arrangement. As of September 30, 2020, we had a total of $4.8 billion in aggregate cash deposits, partially offset by $4.7 billion in cash withdrawals, held within the financial institution under the cash pooling arrangement.

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

The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our cash equivalents and short-term and long-term investments in a variety of asset types, including bank deposits, government bonds and corporate debt securities. As of September 30, 2020, approximately 22% of our total cash and investments was held in cash and cash equivalents. As such, changes in interest rates will impact interest income. As discussed below, the fair market values of our fixed rate securities may be adversely affected due to a rise in interest rates, and we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates.

As of September 30, 2020, the balance of our corporate debt and government bond securities was $3.0 billion, which represented approximately 69% of our total cash and investments. Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate investment securities may be adversely impacted due to a rise in interest rates. In general, fixed-rate securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease and may also suffer a decline in market value if interest rates increase. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease in the fair value of our investments of $6 million and $8 million as of September 30, 2020 and December 31, 2019, respectively.

As of September 30, 2020, we had an aggregate principal amount of $7.8 billion of outstanding senior notes, of which 95% bore interest at fixed rates. In 2014, we entered into $2.4 billion of interest rate swap agreements that had an economic effect of modifying the fixed interest obligations associated with $1.15 billion of our 2.200% senior notes due July 2019, $750 million of our 2.875% senior notes due July 2021, and $500 million of our 3.450% senior notes due July 2024 so that the interest payable on those notes effectively became variable based on LIBOR plus a spread. In July 2019, $1.15 billion of the $2.4 billion aggregate notional amount matured and we terminated the interest rate swaps related to $750 million of our 2.875% senior notes due July 2021 and $500 million of our 3.450% senior notes due July 2024, which were designated as fair value hedges. As a result of the early termination hedge, accounting was discontinued prospectively and the gain on termination was recorded as an increase to the long-term debt balance and is being recognized over the remaining life of the underlying debt as a reduction to interest expense. The gain recognized during the three and nine months ended September 30, 2020 was immaterial.

During the second quarter of 2020, we began to hedge the variability of the cash flows in interest payments associated with our floating-rate debt using interest rate swaps. These interest rate swap agreements effectively convert our LIBOR-based floating-rate debt to a fixed-rate basis, reducing the impact of interest-rate changes on future interest expense. The total notional amount of these interest swaps was $400 million as of September 30, 2020 with terms calling for us to receive interest at a variable rate and to pay interest at a fixed rate. Our interest rate swap contracts have maturity dates in 2023. At September 30, 2020, we did not have an unhedged balance on our floating-rate debt.

During the first quarter of 2020, we began to hedge the variability of forecasted interest payments using forward-starting interest rate swaps. The notional amount of these swaps was $700 million as of September 30, 2020, with terms calling for us to receive interest at a variable rate and to pay interest at a fixed rate. These interest rate swaps effectively fix the benchmark interest rate on anticipated debt issuance in 2022, and they will be terminated upon issuance of the debt. When entering into forward-starting interest rate swaps, we are subject to market risk with respect to changes in the underlying benchmark interest rate that impacts the fair value of the forward-starting interest rate swaps. We manage market risk by matching the terms of the swaps with the terms of the expected debt issuance. We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1% (100 basis points) decrease in interest rates would have resulted in a decrease in the fair values of our forward-starting and floating to fixed rate interest swaps of approximately $63 million at September 30, 2020.

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

Equity Price Risk

Equity Investments

Our equity investments are primarily investments in privately-held companies. Our consolidated results of operations include, as a component of interest and other, net, our share of the net income or loss of the equity investments accounted for under the equity method of accounting. Equity investments without readily determinable fair values are accounted for at cost, less impairment and adjusted for subsequent observable price changes obtained from orderly transactions for identical or similar investments issued by the same investee. Such changes in the basis of the equity investment are recognized in interest and other, net. As of September 30, 2020, our equity investments totaled $272 million, which represented approximately 6% of our total cash and investments, and were primarily related to equity investments without readily determinable fair values.

Warrant

We entered into a warrant agreement in conjunction with a commercial agreement with Adyen that, subject to meeting certain conditions, entitles us to acquire a fixed number of shares up to 5% of Adyen’s fully diluted issued and outstanding share capital at a specific date. The warrant is accounted for as a derivative instrument under ASC Topic 815, Derivatives and Hedging. Changes in Adyen’s common stock price and equity volatility may have a significant impact on the value of the warrant. As of September 30, 2020, a one dollar change in Adyen’s common stock, holding other factors constant, would increase or decrease the fair value of the warrant by approximately $1 million. For additional details related to the warrant, please see “Note 7 – Derivative Instruments” to our condensed consolidated financial statements included in this report.

Foreign Currency Risk

Our commerce platforms operate globally, resulting in certain revenues and costs that are denominated in foreign currencies, primarily the Korean won, euro, British pound, subjecting us to foreign currency risk, which may adversely impact our financial results. We transact business in various foreign currencies and have significant international revenues as well as costs. In addition, we charge our international subsidiaries for their use of intellectual property and technology and for certain corporate services we provide. Our cash flow, results of operations and certain of our intercompany balances that are exposed to foreign exchange rate fluctuations may differ materially from expectations and we may record significant gains or losses due to foreign currency fluctuations and related hedging activities.

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

The following table illustrates the fair values of outstanding foreign exchange contracts designated as cash flow hedges and net investment hedges, and the before-tax effect on fair values of a hypothetical adverse change in the foreign exchange rates that existed as of September 30, 2020. The sensitivity for foreign currency contracts is based on a 20% adverse change in foreign exchange rates, against relevant functional currencies.

	Fair Value Asset/(Liability)	Fair Value Sensitivity
	(In millions)
Foreign exchange contracts - Cash flow hedges	$33	$(93)
Foreign exchange contracts - Net investment hedges	$(1)	$(25)

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

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $37 million as of September 30, 2020 taking into consideration the offsetting effect of foreign exchange forwards in place as of September 30, 2020.

Item 4:    Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2020.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1:    Legal Proceedings

The information set forth under “Note 11 – Commitments and Contingencies – Litigation and Other Legal Matters” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

Consumers who might use our sites to buy goods have a wide variety of alternatives, including traditional department, warehouse, boutique, discount and general merchandise stores (as well as the online and mobile operations of these traditional retailers), online retailers and their related mobile offerings, online and offline classified services and other shopping channels, such as offline and online home shopping networks. In the United States, these include, but are not limited to, Amazon, Facebook, Google, Walmart, Target, Macy’s, Etsy, StockX, Shopify, Wayfair, TheRealReal, Overstock.com and Rakuten, among others. In addition, consumers have a large number of online and offline channels focused on one or more of the categories of products offered on our site.

Consumers also can turn to many companies that offer a variety of services that provide other channels for buyers to find and buy items from sellers of all sizes, including social media, online aggregation and classifieds platforms, such as websites operated by Adevinta ASA or Naspers Limited and others such as craigslist, Oodle.com and Facebook. Consumers also can turn to shopping-comparison sites, such as Google Shopping. In certain markets, our fixed-price listing and traditional auction-style listing formats increasingly are being challenged by other formats, such as classifieds.

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

Additionally, to date, our Marketplace platforms experienced improved traffic and buyer acquisition due to the ongoing impact of mobility restrictions taken globally to contain the spread of COVID-19 and changes in consumer behaviors that have resulted in more online retail experiences. The impacts seen may continue to create volatility in our results and a wider range of outcomes as consumer behaviors and mobility restrictions continue to evolve.

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

The application of sales tax and other indirect taxes on cross border sales by remote sellers is continuing to change and evolve. On June 21, 2018, the U.S. Supreme Court decided South Dakota v. Wayfair, Inc. et al., a case challenging the current law under which online retailers are not required to collect sales and use tax unless they have a physical presence in the buyer’s state. This decision allows states to adopt new or enforce existing laws requiring sellers to collect and remit sales and use tax, even in states in which the seller has no presence. The adoption or enforcement of any such legislation could result in a sales and use tax collection responsibility for certain of our sellers. This collection responsibility and the additional costs associated with complex sales and use tax collection, remittance and audit requirements could create additional burdens for buyers and sellers on our websites and mobile platforms and could harm our business. Moreover, the application of such taxes on our commerce platforms could cause a marketplace to be less attractive to current and prospective buyers, which could adversely impact our business, financial performance, and growth. The majority of U.S. states have enacted laws or have pending legislation that require marketplace facilitators to collect and remit sales tax for some or all sellers using these marketplaces.

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

Our systems may experience service interruptions or degradation due to hardware and software defects or malfunctions, computer denial-of-service and other cyberattacks, human error, earthquakes, hurricanes, floods, fires, natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses, or other events. Our systems are also subject to break-ins, sabotage and intentional acts of vandalism. Some of our systems are not fully redundant and our disaster recovery planning is not sufficient for all eventualities.

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

The sale is expected to close by the first quarter of 2021. However, the completion of the transaction is subject to regulatory approvals, customary closing conditions, including approval of the transaction by the holders of at least two-thirds of (x) the votes cast and (y) the share capital of Adevinta ordinary shares represented in person or by proxy at an extraordinary general meeting of Adevinta’s shareholders, and the consultation procedures with competent works council, other employee representation bodies or employees where and to the extent required by applicable law. We cannot assure you that the conditions to the closing of the sale will be satisfied and, if those conditions are neither satisfied nor, where permissible, waived on a timely basis or at all, we may be unable to complete the transfer of the Classifieds business, or such completion may be delayed or completed on terms that are less favorable, perhaps materially, to us than the terms currently contemplated.

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

The transaction agreement currently provides for us to receive both voting and non-voting Adevinta shares. Based on the number of Adevinta shares outstanding as of June 30, 2020, the shares we will receive pursuant to the transaction agreement would represent approximately 44% of Adevinta’s total outstanding shares and approximately 33.3% of Adevinta’s outstanding voting shares. However, Schibsted ASA (“Schibsted”) is currently the majority owner of Adevinta and will remain a significant holder of Adevinta shares following the transaction, which means that Schibsted currently has the power to decide, and is expected to continue after closing to have a substantial influence in determining, the outcome of matters subject to the approval of Adevinta’s shareholders, other than pursuant to the voting agreement Schibsted has entered into with eBay, under which it agreed, among other things, to vote its shares in favor of the transaction. This may result in shareholder approval of matters or transactions with which we do not agree or that we believe may adversely affect the value or trading price of Adevinta’s shares.

Whether or not the proposed transfer of our Classifieds business is completed, the announcement and pendency of the sale may be disruptive to our businesses (including the Classifieds business) and may adversely affect our existing relationships with current and prospective employees and business partners, as well as with buyers and sellers on its platform. Uncertainties related to the pending sale may also impair our ability to attract, retain and motivate key personnel and could divert the attention of our management and other employees from its day-to-day business and operations in preparation for and during the sale. If we are unable to effectively manage these risks, the business, results of operations, financial condition and prospects of our businesses would be adversely affected. This may in turn adversely affect the value and trading price of the Adevinta shares we receive if the sale is completed, or could adversely affect our results of operations and financial condition and the trading price of our common stock if the sale is not completed.

If the proposed transfer of the Classifieds business is delayed or not completed for any reason, including due to our or Adevinta’s inability to satisfy the closing conditions set forth in the transaction agreement or industry or economic conditions outside of our control, including those related to the ongoing COVID-19 pandemic, investor confidence could decline and we could face negative publicity and possible litigation. In addition, in the event of a failed transaction, we will have expended significant management resources in an effort to complete the sale and, although in some circumstances Adevinta may be obligated to pay us a termination fee of $92 million, we will have incurred significant transaction costs. Accordingly, if the proposed sale of the Classifieds business is not completed on the timeline or terms currently contemplated, or at all, our business, results of operations, financial condition, cash flows and stock price may be adversely affected.

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

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchase activity during the three months ended September 30, 2020 was as follows:

Period Ended	Total Number of Shares Purchased		Average Price Paid per Share (3)		Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet be Purchased Under the Programs (2)
July 30, 2020
Accelerated share repurchase	5,012,309	(1)	$—	(1)	5,012,309	$3,152,500,605
Open Market purchases	760,000		$54.68		760,000	$3,110,943,045
August 31, 2020
Open Market purchases	8,119,269		$56.46		8,119,269	$2,652,509,177
September 30, 2020
Open Market purchases	3,848,055		$51.97		3,848,055	$2,452,509,222
	17,739,633				17,739,633

(1)In February 2020, we entered into accelerated share repurchase agreements (the “ASR Agreements”) with each of three financial institutions (each, an “ASR Counterparty”), as part of our share repurchase program. Under the ASR agreements we paid an aggregate amount of $3.0 billion to the ASR Counterparties and received an initial delivery of approximately 69 million shares of our common stock in the first quarter of 2020. The ASR Agreements settled in the third quarter of 2020 and approximately 5 million additional shares were delivered to us, comprising of the final delivery of shares under the ASR agreements. In total, approximately 74 million shares were delivered under the ASR Agreements at an average price per share of $40.77.
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
During the three months ended September 30, 2020, we repurchased approximately $700 million of our common stock under our stock repurchase program. As of September 30, 2020, a total of approximately $2.5 billion remained available for future repurchases of our common stock under our stock repurchase program.
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
(3)Excludes broker commissions.

Item 3:    Defaults Upon Senior Securities

Not applicable.

Item 4:    Mine Safety Disclosures

Not applicable.

Item 5:    Other Information

Not applicable.

Item 6:    Exhibits

The information required by this Item is set forth in the Index to Exhibits of this Quarterly Report.

INDEX TO EXHIBITS

Exhibit Number	Filed or furnished with this 10-Q	Description
2.01		Transaction Agreement, dated as of July 20, 2020 by and between eBay Inc., and Adevinta ASA(1).
10.01+	X	Letter Agreement between Andy Cring and eBay Inc., dated July 1, 2020.
31.01	X	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	X	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	X	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	X	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	X	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	X	Inline XBRL Taxonomy Extension Schema Document
101.CAL	X	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	X	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	X	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	X	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	X	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Indicates a management contract or compensatory plan or arrangement.
(1) Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eBay Inc.
Principal Executive Officer:

		By:	/s/ Jamie Iannone
Jamie Iannone
Chief Executive Officer
Date:	October 29, 2020
Principal Financial Officer:

		By:	/s/ Andy Cring
Andy Cring
Interim Chief Financial Officer
Date:	October 29, 2020
Principal Accounting Officer:

		By:	/s/ Brian J. Doerger
Brian J. Doerger
Vice President, Chief Accounting Officer
Date:	October 29, 2020