Form 10-K
period 2020-12-31
EBAY INC
filed 2021-02-04
CIK 1065088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020.
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐  No  ☒
As of June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $35,169,294,304 based on the closing sale price as reported on The Nasdaq Global Select Market.
680,445,767 shares of common stock issued and outstanding as of February 1, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the definitive proxy statement for the registrant’s 2021 Annual Meeting of Stockholders.

eBay Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2020

PART I
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions (such as those relating to future business, future results of operations or financial condition, including with respect to the ongoing effects of COVID-19, new or planned features or services, or management strategies including our strategic review). You can identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Item 1A: Risk Factors” of this Annual Report on Form 10-K, as well as in our consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission (“SEC”). We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

ITEM 1: BUSINESS

Overview

eBay Inc. was formed as a sole proprietorship in September 1995 and was incorporated in California in May 1996. In April 1998, we reincorporated in Delaware, and in September 1998, we completed the initial public offering of our common stock. Our principal executive offices are located at 2025 Hamilton Avenue, San Jose, California, 95125, and our telephone number is (408) 376-7008. Unless otherwise expressly stated or the context otherwise requires, when we refer to “we,” “our,” “us,” or “eBay” in this annual report on Form 10-K, we mean eBay Inc. and its consolidated subsidiaries. Notably, on February 13, 2020, we completed the sale of StubHub to viagogo for $4.05 billion in cash, subject to certain adjustments, and on July 20, 2020, we entered into a definitive agreement to transfer our Classifieds business to Adevinta ASA (“Adevinta”). We believe that the transaction with Adevinta will close by the end of the first quarter of 2021, subject to receipt of certain regulatory approvals and other customary closing conditions.

eBay Inc. is a global commerce leader through our Marketplace platforms which connect millions of buyers and sellers in more than 190 markets around the world. The platforms include our online marketplace located at www.ebay.com and its localized counterparts, including off-platform businesses in South Korea, Japan, and Turkey, as well as eBay’s suite of mobile apps. Our platforms are accessible through an online experience (e.g. desktop and laptop computers), iOS and Android mobile devices (e.g. smartphones and tablets) and our application programming interfaces (“APIs,” platform access for third party software developers).

Agreement to Transfer eBay Classifieds Group

On July 20, 2020, we entered into a definitive agreement to transfer our Classifieds business to Adevinta for $2.5 billion in cash, subject to certain adjustments, and approximately 540 million shares in Adevinta. Together, the total consideration payable under the definitive agreement is valued at approximately $9.2 billion, based on the closing trading price of Adevinta’s outstanding shares on the Oslo Stock Exchange on July 17, 2020. We believe that the transaction will close by the end of the first quarter of 2021, subject to receipt of certain regulatory approvals and other customary closing conditions. Please see the information in “Item 1A: Risk Factors” under the caption “The closing of the proposed transfer of our Classifieds business is subject to various risks and uncertainties, may not be completed in accordance with expected plans or on the currently contemplated terms or timeline, or at all, and may not generate the anticipated returns to eBay, and the pending transfer may be disruptive to our Classifieds business.”

Our Strategy

As a global commerce leader and third-party marketplace, our technologies and services are designed to provide buyers choice and a breadth of relevant inventory from around the globe, and to enable sellers’ access to eBay’s 185 million buyers worldwide. Our business model and pricing are designed so that our business is successful when our sellers are successful. We earn revenue primarily through fees collected on successfully closed sales and our growth drivers of managed payments and first-party advertising.

eBay’s strategy is to leverage technology to enhance the marketplace experience for our customers, to drive growth in Gross Merchandise Volume (as discussed below, “GMV”), while increasing the rate of revenue growth through our managed payments and advertising initiatives, and delivering healthy operating margins. Following the announcement of the StubHub and Classifieds transactions, we stated our intention as an enterprise focused on our Marketplace platforms to embark on a multi-year journey to build more compelling experiences for our consumers, become the partner of choice for sellers and strengthen trust in relationships with buyers.

eBay’s managed payments has continued to expand and scale globally following the expiration of the PayPal Operating Agreement in July 2020, delivering buyers and sellers a simplified end-to-end payments experience. Starting with five of our largest markets — the U.S., U.K., Germany, Australia and Canada — we have focused on transitioning business sellers to the new payments platform, and we launched managed payments for consumer sellers in the fourth quarter of 2020. As a result, as of December 31, 2020 there were over 1 million sellers active in managed payments. We also announced the first quarter of 2021 expansion plans to France, Italy, and Spain, along with enablement for eBay for Charity sellers in the U.S. and U.K. to leverage the experience. Through managed payments, we’re able to provide a simpler experience for current and next-generation customers, consistent with today’s retail standards. We can offer buyers more flexibility and choice in how they’d like to pay and offer sellers a more streamlined way to run their businesses. We continue to be on track to intermediate payments for the majority of our sellers in 2021 and to complete the full roll-out for payments by 2022.

Our advertising business remains focused on growing our Promoted Listings (a first-party advertising offering) while reducing non-strategic, third-party advertising. We are providing sellers with data-driven recommendations to optimize their conversion, while testing and building more technology features to drive growth, position eBay as the seller’s platform of choice, and surface relevant inventory to buyers.

Our Customer Offerings

We provide a number of features for our buyers and sellers that align with our approach to becoming the partner of choice for sellers and driving trusted buyer relationships. These offerings are designed to build trust and confidence on our platform, and drive GMV.

In order to further strengthen our buyers’ confidence and trust in our services, we offer “eBay Money Back Guarantee,” which allows buyers to receive their money back if the item they ordered does not arrive, is faulty or damaged, or does not match the listing. eBay Money Back Guarantee covers most items purchased on the eBay platform in the U.S., the U.K., Germany, and Australia, through a qualifying payment method. eBay also provides buyers with a “Best Price Guarantee,” which offers buyers in the U.S. 110% of the price difference if they find an item for less on a competitor’s website within 48 hours of making a purchase. In Australia, Best Price Guarantee beats deals from approved retailers by 5%, and in the U.K., offers price matching. In 2020, eBay launched "Authenticity Guarantee," our new independent authentication service on all watches sold over $2,000 in the U.S., and expanded the service to the collectible sneakers category, authenticating select sneaker styles and brands on the marketplace. Additionally, to meet consumer demand for top products, eBay launched a new destination to feature officially “Certified Refurbished” products from top brands.

On the eBay Marketplace platforms, the majority of transactions in the U.S., the U.K., and Germany include free shipping for buyers, and we encourage sellers to offer free returns. We also work to create confidence in our ability to meet buyers’ delivery and tracking expectations. In the U.K. and Australia, we launched eBay Virtual Tracking Number to substantially increase package tracking and provide buyers and sellers with ease and confidence.

To become the partner of choice for sellers, eBay continuously invests in resources and programs to grow and enhance the seller tools ecosystem. Seller initiated offers allows sellers to send custom deals directly to buyers, and we launched several new features in this offering and drove $1.25 billion in GMV in 2020. Additionally, a new collaboration with UPS launched in the U.S., helps provide sellers with more options to support their shipping needs and access to discounted rates, saving them time and money. We supported seller profitability during the holiday season by working with the carriers on our platform to eliminate peak season shipping surcharges on eBay. For sellers, eBay also launched new features like “Image Clean-Up,” using computer vision to enable sellers to create cleaner images in their listing and optimize for Google Shopping and “Time Away,” which allows sellers to update their listings and protect their on-time delivery record while they are on vacation and provides buyers with more accurate shipping estimates. Seller Hub capabilities continue to grow with the launch of several new features such as expanded “Multi-User Account Access” authentication capabilities, real-time competitive pricing, and traffic data and enhancement of our competitive pricing analytics to include the search of item specifics in addition to Terapeak.

During the COVID-19 pandemic, we put specific seller protections in place to support our sellers’ businesses during carrier delays, not penalizing sellers for delayed shipping or canceled orders to protect their seller performance standards. To accommodate for United States Postal Service (USPS) delays, we protected sellers to ensure they were covered for any shipping defects and delays beyond their control by automatically extending estimated delivery dates as necessary to give buyers more reasonable expectations of when their items will arrive. We also waited to evaluate any “item not received” cases until after the extended, estimated delivery date.

To help sellers keep positive momentum in their business during the pandemic, we increased the number of monthly, zero insertion fee listings that we provide to most sellers. We also allowed all eBay Store subscribers to list additional, fixed price listings for free in order to test new inventory that buyers may be searching for in the COVID-19 environment, and we offered monthly, zero insertion fee listings in select categories for sellers enrolled in managed payments.

In 2020, eBay launched new features like Dark Mode to ease the shopping experience and create more accessibility for our customers; “Great Price Signal” to highlight competitively priced items from trusted sellers; and “Secure Local PickUp” to help connect local buyers and sellers, allowing them to receive items quicker and more secure through the use of a QR code. More than 1,000,000 QR codes have been scanned since Secure Local Pickup’s launch in July. eBay’s Developer Program launched new APIs for managed payments, Offers to Buyers, eBay for Charity, and more, for developers to help their businesses thrive with eBay.

Our Impact and Responsibility

eBay’s purpose is to empower people and create economic opportunity for all through our technology for our global community of users. Every day, people build businesses on our platforms. With low cost of entry for sellers, we offer a highly accessible way for all types of users to interact in a global marketplace that’s inclusive and connects people of all backgrounds. Accordingly, we prioritize our corporate responsibility efforts to impact the areas of economic empowerment and sustainable commerce. Key economic programs include eBay for Charity, the eBay Foundation, and our small business enablement efforts, such as our Up & Running program.

eBay for Charity empowers buyers and sellers to support charities around the world. In 2020, eBay for Charity matched donations made to Feeding America, Direct Relief, and Opportunity Fund, and offered U.S. shoppers the opportunity to buy Gifts That Give Back to support COVID-19 relief efforts. In 2020, nearly $123 million was raised by buyers and sellers to support charities via eBay for Charity.

The eBay Foundation helps to build economically vibrant and thriving communities. In 2020, the eBay Foundation granted over $16 million to support small businesses, untapped communities, and COVID-19 relief efforts, and offered an additional $2,500 per employee in matching gifts for a total of up to $5,000 per employee. To date, the eBay Foundation has awarded more than $65 million to more than 1,800 nonprofits.

We are champions of inclusive commerce and in 2020, born out of the pandemic and an extension of our Retail Revival program, we launched the Up & Running initiative to help more small businesses start and grow online. Through the program, new eBay sellers received fee discounts and resources to run their business on eBay. The Up & Running program saw global adaptations in over 25 markets around the world, and expanded efforts with the Up & Running Grants program, which will reward a number of eBay U.S. small business sellers a grant package worth $10,000.

eBay continued its work to reach its goal of 100% renewable energy by 2025. We joined the U.S. EPA’s Green Power Program. Additionally, we strive to integrate best practices in our offices and data center operations and to continually reduce our environmental footprint. This year, eBay was also recognized for its commitment to sustainability and responsible business on the DJSI World and North American Indices, and ranked on the CDP A list.

Financial Information

We measure our footprint in our addressable market according to GMV. GMV consists of the total value of all successfully closed transactions between users on our platforms during the applicable period, regardless of whether the buyer and seller actually completed the transaction. In 2020, we generated $100 billion in GMV, of which approximately 62 percent was generated outside the U.S. We believe that GMV provides a useful measure of the overall volume of closed transactions that flow through our platforms in a given period, notwithstanding the inclusion in GMV of closed transactions that are not ultimately consummated.

At the end of 2020, eBay had 185 million active buyers and over 19 million sellers. In 2020, we had approximately 1.6 billion live listings globally. The term “active buyer” means, as of any date, all buyer accounts that successfully closed a transaction on Marketplace platforms within the previous 12-month period. Buyers may register more than once and, as a result, may have more than one account. “Sellers” include consumer-to-consumer (“C2C”) and business-to-consumer (“B2C”) businesses and individual sellers on the platform.

We generate revenue primarily from the transactions we successfully enable and through marketing services, and our growth initiatives of payments and advertising. The majority of our revenue comes from a take rate on the GMV of transactions closed on our platforms. We define “take rate” as net transaction revenues divided by GMV.

Our platforms are designed to enable our buyers and sellers to leverage our economies of scale and capital investments, such as in sales and marketing, mobile, customer acquisition, technology innovation and customer service.

Notable Business Transactions in 2020

We regularly review and manage our investments to ensure that they support eBay’s strategic direction and complement our disciplined approach to value creation, profitability and capital allocation. In the first quarter of 2020, eBay completed the sale of StubHub to viagogo for $4.05 billion in cash, subject to certain adjustments. In the third quarter of 2020, we entered into a definitive agreement to transfer eBay Classifieds Group to Adevinta; see “Agreement to Transfer eBay Classifieds Group” above for more details.

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

For more information regarding competitive factors impacting our business, see the information in “Item 1A: Risk Factors” under the captions “Substantial and increasingly intense competition worldwide in ecommerce may harm our business” and “We are subject to regulatory activity and antitrust litigation under competition laws that could adversely impact our business.”

Government Regulation

Government regulation impacts key aspects of our business. In particular, we are subject to laws and regulations that affect the ecommerce industry in many countries where we operate. With nine additional states adopting Internet sales tax laws in 2020, some buyers across the U.S. encounter sales tax for the first time on eBay. To date, more than 40 states have implemented Internet sales tax and digital service tax legislation. Additionally, a digital service tax (DST) was implemented in Italy, India and Turkey in 2020, and we are complying with the legislation. In the U.K. the government also approved the law to introduce a 2% DST. Tax collection responsibility and the additional costs associated with complex sales and use tax collection, remittance and audit requirements could create additional burdens for buyers and sellers on our websites and mobile platforms.

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

Technology

The eBay Marketplace uses a combination of proprietary technologies and services as well as technologies and services provided by others. We have developed intuitive user interfaces, buyer, seller and developer tools and transaction processing, database and network applications that help enable our users to reliably and securely complete transactions on our sites. Our technology infrastructure simplifies the storage and processing of large amounts of data, eases the deployment and operation of large-scale global products and services and automates much of the administration of large-scale clusters of computers. Our infrastructure has been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences.

In support of our commitment to innovation and a better customer experience, we have been on a multi-year evolution to modernize our marketplace. Through technologies like artificial intelligence, we are anticipating the needs of buyers, sellers and developers, empowering entrepreneurs looking to grow their business, and making the platform more accessible to everyone. We aim to create highly personalized and inspiring shopping experiences powered by advanced technologies.

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

Human Capital Management

As of December 31, 2020, we employed approximately 12,700 people globally. Approximately 6,000 of our employees were located in the U.S. eBay has robust people-focused programs to support and retain our employees globally and to attract our future employees. Our recruitment, development, compensation and benefits and wellness programs are designed to reflect our cultural values and our goal to make eBay competitive in the market for talent and a place that is welcoming and inclusive. eBay’s management is focused on delivering programs that develop and support our people and connect them with our customers, our community, and each other.

Culture

In 2020, after engaging with our workforce, customers, and investors, CEO Jamie Iannone introduced “Our DNA”, a framework to link all employees to our purpose, our role in people’s lives, our strategic vision, and our beliefs.

Our Purpose: We empower people and create economic opportunity for all
Our Role in People’s Lives: A marketplace that brings people together to spark unexpected joy
Our Strategic Vision: Become the best global marketplace for buyers and sellers through a tech-led re-imagination of eBay
Our Beliefs: These beliefs reflect our culture at its best and our shared desire to be part of a company with a wonderful, productive, fun way of working where we deliver the best we can for ourselves as employees and for our customers.
•Empower our community
•Innovate boldly
•Deliver with impact
•Be for everyone
•Act with integrity

Pandemic Response

Adapting to working during the COVID-19 pandemic has been a major focus of our people programs. When companies were required to close their workplaces, eBay quickly moved to facilitate our people working from home. eBay provided equipment, systems, and resources for home connection, including for our customer experience team members who all shifted to working from home. In 2020, eBay made two payments to all employees to allow them to cover individual needs and well-being. We also increased work flexibility to balance personal and professional responsibilities and provided back-up in-home child and adult care in the U.S., U.K., Canada, Germany and Ireland. eBay has continually engaged with our people to support physical and mental health for them and their families through online wellness resources, webinars, telehealth access and expansion of company-paid mental health support as well as additional training for managers. In recognition of the extraordinary circumstances affecting the team, we also provided an additional paid day off globally for all employees and contractors.

Diversity, Equity and Inclusion

eBay’s Diversity, Equity and Inclusion program is focused on three strategic areas – workforce, workplace and marketplace. Equity is at the forefront of all we do to hire, grow, and keep top talent, enhance corporate performance, and foster a welcoming and inclusive place to work, learn and grow. Starting with a comprehensive diversity recruiting strategy, we review and enhance processes, including deepening data insights, updating learning and development practices and a new governance model to ensure that a diverse set of candidates are connected to eBay and can see themselves as being successful here. Our Communities of Inclusion welcome and connect eBay employees all over the world to help us build and nurture employees, allies and external communities. They host events and forums to connect employees to groups organized around age, disability status, ethnicity, gender, religion, military status, parental status and sexual orientation and gender identity and expression. We are currently preparing our fifth Global Diversity & Inclusion report for publication later this year that shares stories and workforce data.

Acting with Integrity

We reaffirmed and expanded our commitment to ethics and acting with integrity in 2020. We took big and small actions to ensure that we are open, honest, ethical and authentic with a company-wide webinar meeting and a series of leadership trainings with an outside ethics expert, quarterly “tone from the top” engagements between leaders with their employees, and daily ethics contests during Ethics and Compliance Week.

Parental Leave

In addition to competitive pay and benefits, eBay offers additional parental time off beyond what’s required by law in the U.S. and in most countries where we operate. This benefit is offered for parents welcoming a new child into the family whether by giving birth, adopting or welcoming a child through surrogacy. This is an important demonstration of our commitment to working parents and their families.

Employee Voice & Values

In addition to multiple channels for sharing feedback, we also regularly survey our employees on trust and engagement, their experience with diversity, equity and inclusion as well as ethics and integrity. Our employees highly value eBay’s approach to Impact and Responsibility and Diversity, Equity & Inclusion discussed earlier in the report. These commitments are core to our business and they positively impact recruitment, engagement and retention.

Available Information

Our Internet address is www.ebay.com. Our investor relations website is located at investors.ebayinc.com. We make available free of charge on our investor relations website under the heading “Financial Information - SEC Filings” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after such materials are electronically filed with (or furnished to) the SEC at www.sec.gov.

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

Item 1A: RISK FACTORS

Risk Factors Summary:

The summary of risks below provides an overview of the principal risks we are exposed to in the normal course of our business activities:

•Our operating and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations and cash flows, as well as the trading price of our common stock and debt securities.
•Substantial and increasingly intense competition worldwide in ecommerce may harm our business.
•The global COVID-19 pandemic could harm our business and results of operations.
•Fluctuations in foreign currency exchange rates could negatively impact our financial results.
•Our international operations and engagement in cross-border trade are subject to risks, which could harm our business.
•Our business may be adversely affected by geopolitical events, natural disasters, seasonal factors and similar factors.
•Our success depends to a large degree on our ability to successfully address the rapidly evolving market for transactions on mobile devices.
•If we cannot keep pace with rapid technological developments or continue to innovate and create new initiatives to provide new programs, products and services, the use of our products and our revenues could decline.
•Changes to our programs to protect buyers and sellers could increase our costs and loss rate.
•Development of our payments system requires ongoing investment, is subject to evolving laws, regulations, rules, and standards, and involves risk, including risks related to our dependence on third-party providers.
•We may be unable to adequately protect or enforce our intellectual property rights and face ongoing risks from patent litigation and allegations by third parties that we are infringing their intellectual property rights.
•Failure to deal effectively with fraudulent activities on our platforms would increase our loss rate and harm our business, and could severely diminish merchant and consumer confidence in and use of our services.
•Our business is subject to online security risks, including security breaches and cyberattacks.
•Systems failures and resulting interruptions in the availability of or degradation in the performance of our websites, applications, products or services could harm our business.
•We may not be able to attract, retain, and develop the highly skilled employees and senior management that we need to support our business.
•Problems with or price increases by third parties who provide services to us or to our sellers could harm our business.
•Our business is subject to extensive government regulation and oversight.
•Regulation in the areas of privacy and protection of user data could harm our business.
•We are regularly subject to general litigation, regulatory disputes, and government inquiries.
•We are subject to regulatory activity and antitrust litigation under competition laws that could adversely impact our business
•The listing or sale by our users of items that allegedly infringe the intellectual property rights of rights owners, including pirated or counterfeit items, may harm our business.
•We are subject to risks associated with information disseminated through our services.
•Fluctuations in interest rates could adversely impact our financial results.
•We have substantial indebtedness, and we may incur substantial additional indebtedness in the future, and we may not generate sufficient cash flow from our business to service our indebtedness.
•Our business may be subject to sales and other taxes and we may have exposure to greater than anticipated tax liabilities.
•Our business and its users are subject to Internet sales tax and sales reporting and record-keeping obligations.
•The closing of the proposed transfer of our Classifieds business may not be completed in accordance with expected plans or on the currently contemplated terms or timeline, or at all, and may not generate the anticipated returns to eBay.
•Acquisitions, dispositions, joint ventures, strategic partnerships and strategic investments could result in operating difficulties and could harm our business.
•We could incur significant liability if the Distribution of PayPal is determined to be a taxable transaction.
•We may be exposed to claims and liabilities as a result of the Distribution of PayPal.

Risk Factors:

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

Business, Economic, Market and Operating Risks

Our operating and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations and cash flows, as well as the trading price of our common stock and debt securities.

Our operating and financial results have varied on a quarterly basis during our operating history and may continue to fluctuate significantly as a result of a variety of factors, including as a result of the risks set forth in this “Risk Factors” section. In view of the rapidly evolving nature of our business, period-to-period comparisons of our operating results may not be meaningful, and you should not rely upon them as an indication of future performance. It is difficult for us to forecast the level or source of our revenues or earnings (loss) accurately, particularly given that substantially all of our net revenues each quarter come from transactions involving sales during that quarter. Due to the inherent difficulty in forecasting revenues, it is also difficult to forecast expenses as a percentage of net revenues. Quarterly and annual expenses as a percentage of net revenues reflected in our consolidated financial statements may be significantly different from historical or projected percentages.

Substantial and increasingly intense competition worldwide in ecommerce may harm our business.

The businesses and markets in which we operate are intensely competitive. We currently and potentially compete with a wide variety of online and offline companies providing goods and services to consumers and merchants, a number of which have significant resources, large user communities and well-established brands. The Internet and mobile networks provide new, rapidly evolving and intensely competitive channels for the sale of all types of goods and services. We compete in two-sided markets, and must attract both buyers and sellers to use our platforms. Consumers who purchase or sell goods and services through us have more and more alternatives, and merchants have more channels to reach consumers. We expect competition to continue to intensify. The barriers to entry into these channels can be low, and businesses easily can launch online sites or mobile platforms and applications at nominal cost by using commercially available software or partnering with any of a number of successful ecommerce companies. As we respond to changes in the competitive environment, we may, from time to time, make pricing, service or marketing decisions or acquisitions that may be controversial with and lead to dissatisfaction among sellers, which could reduce activity on our platform and harm our profitability.

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

Consumers who might use our sites to buy goods have a wide variety of alternatives, including traditional department, warehouse, boutique, discount and general merchandise stores (as well as the online and mobile operations of these traditional retailers), online retailers and their related mobile offerings, online and offline aggregation and classified services, social media platforms and other shopping channels, such as offline and online home shopping networks. In the United States, these include, but are not limited to, Amazon, Facebook, Google, Walmart, Target, Macy’s, Etsy, StockX, Shopify, Wayfair, TheRealReal, Overstock.com and Rakuten, among others. In addition, consumers have a large number of online and offline channels focused on one or more of the categories of products offered on our site.

Consumers also can turn to many companies that offer a variety of services that provide other channels for buyers to find and buy items from sellers of all sizes, including social media, online aggregation and classifieds platforms, such as websites operated by Adevinta or Naspers Limited and others such as craigslist, Oodle.com and Facebook. Consumers also can turn to shopping-comparison sites, such as Google Shopping. In certain markets, our fixed-price listing and traditional auction-style listing formats increasingly are being challenged by other formats, such as classifieds.

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

In addition, certain manufacturers may limit or cease distribution of their products through online channels, such as our sites. Manufacturers may attempt to use contractual obligations or existing or future government regulation to prohibit or limit ecommerce in certain categories of goods or services. Manufacturers may also attempt to enforce minimum resale price maintenance or minimum advertised price arrangements to prevent distributors from selling on our platforms or on the Internet generally, or drive distributors to sell at prices that would make us less attractive relative to other alternatives. The adoption by those or other policies could adversely affect our results of operations and result in loss of market share and diminished value of our brands.

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

The global spread of COVID-19 and related measures to contain its spread (such as government mandated business closures and shelter in-place guidelines) have created significant volatility, uncertainty and economic disruption. The extent to which the COVID-19 pandemic impacts our business, results of operations, financial condition and liquidity in the future will depend on numerous evolving factors that we cannot predict, including the duration and scope of the pandemic; any resurgence of the pandemic; the availability and distribution of effective treatments and vaccines; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on national and global economic activity, unemployment levels and financial markets, including the possibility of a national or global recession; the potential for shipping difficulties, including slowed deliveries from sellers to their customers; and the ability of consumers to pay for products. The COVID-19 pandemic has generally resulted in a decrease in consumer spending, which could have an adverse impact on our sellers through reduced consumer demand for their products and availability of inventory, which could in turn negatively impact the demand for use of our platforms. Additionally, the COVID-19 pandemic has caused us to require employees to work remotely for an extended period of time, which could negatively impact our business and harm productivity and collaboration. If there is a prolonged impact of COVID-19, it could adversely affect our business, results of operations, financial condition and liquidity, perhaps materially. The future impact of COVID-19 and these containment measures cannot be predicted with certainty and may increase our borrowing costs and other costs of capital and otherwise adversely affect our business, results of operations, financial condition and liquidity, and we cannot assure that we will have access to external financing at times and on terms we consider acceptable, or at all, or that we will not experience other liquidity issues going forward.

The COVID-19 pandemic and the related measures to contain its spread have not adversely affected our consolidated results of operations to date. Additionally, to date, our Marketplace platforms experienced improved traffic and buyer acquisition due to the ongoing impact of mobility restrictions taken globally to contain the spread of COVID-19 and changes in consumer behaviors that have resulted in more online shopping. The impacts seen may continue to create volatility in our results and a wider range of outcomes as consumer behaviors and mobility restrictions continue to evolve.

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

Our international operations and engagement in cross-border trade are subject to risks, which could harm our business.

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

•uncertainties and instability in economic and market conditions resulting from Brexit;
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
•global or regional economic conditions that impact companies and customers with which we do business;
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

Cross-border trade is an important source of both revenue and profits for us. Cross-border trade also represents our primary (or in some cases, only) presence in certain important markets, such as Brazil/Latin America, China, and various other countries. The interpretation and/or application of laws, such as those related to intellectual property rights of authentic products, selective distribution networks, and sellers in other countries listing items on the Internet, could impose restrictions on, or increase the costs of, purchasing, selling, shipping, or returning goods across national borders. The shipping of goods across national borders is often more expensive and complicated than domestic shipping. Any factors that increase the costs of cross-border trade or restrict, delay, or make cross-border trade more difficult or impractical would lower our revenues and profits and could harm our business.

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

We have invested and plan to continue to invest internal resources into our payments tools in order to maintain existing availability, expand into additional markets and offer new payment methods and tools to our buyers and sellers. If we fail to invest adequate resources into payments on our platform, or if our investment efforts are unsuccessful, unreliable or result in system failure, our payments services may not function properly or keep pace with competitive offerings, which could negatively impact their usage and our Marketplace. Future errors, failures or outages could cause our buyers and sellers to lose confidence in our payments system and could cause them to cease using our marketplace.

Our ability to expand our payments services into additional countries is dependent upon the third-party providers we use to support this service. If we transition to new third-party payment service providers for any reason, we may be required to invest significant financial and personnel resources to support such transition or could be unable to find a suitable replacement service provider. As we expand the availability of our payments services to additional markets or offer new payment methods to our sellers and buyers in the future, we may become subject to additional regulations and compliance requirements, and exposed to heightened fraud risk, which could lead to an increase in our operating expenses.

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

Further, we are indirectly subject to payment card association operating rules and certification requirements pursuant to agreements with our third-party payment processors. These rules and requirements, including the Payment Card Industry Data Security Standard and rules governing electronic funds transfers, are subject to change or reinterpretation, making it difficult for us to comply. Any failure to comply with these rules and certification requirements could impact our ability to meet our contractual obligations to our third-party payment processors and could result in potential fines. In addition, changes in these rules and requirements, including any change in our designation by major payment card providers, could require a change in our business operations and could result in limitations on or loss of our ability to accept payment cards, any of which could negatively impact our business. Such changes could also increase our costs of compliance, which could lead to increased fees for us or our sellers and adversely affect payments on our platform or usage of our payments services and Marketplace.

Our payments system is susceptible to illegal uses, including money laundering, terrorist financing, fraud and payments to sanctioned parties. If our compliance program and internal controls to limit such illegal activity are ineffective, government authorities could bring legal action against us or otherwise suspend our ability to offer payment services in one or more markets.

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

Systems failures and resulting interruptions in the availability of or degradation in the performance of our websites, applications, products or services could harm our business.

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

Our success largely depends on key employees. Because competition for our key employees is intense, we may not be able to attract, retain, and develop the highly skilled employees we need to support our business. The loss of senior management or other key employees could harm our business.

Our future performance depends substantially on the continued services of our senior management and other key employees, including highly skilled engineers and product developers, and our ability to attract, retain, and motivate them. Competition for highly skilled individuals is intense, especially in the Silicon Valley where our corporate headquarters are located, and we may be unable to successfully attract, integrate or retain sufficiently qualified employees. In making employment decisions, particularly in the Internet and high-technology industries, employees often consider the value of their total compensation, including share-based awards such as restricted stock units, that they could receive in connection with their employment. In addition, our employee hiring and retention also depend on our ability to build and maintain a diverse, welcoming and inclusive workplace. If our share-based or other compensation programs cease to be viewed as competitive, including due to fluctuations in our stock price, or our workplace is not viewed as welcoming and inclusive, our ability to attract, retain, and motivate employees would be weakened, which could harm our business. We do not have long-term employment agreements with any of our key employees and do not maintain any “key person” life insurance policies. The loss of the services of any of our senior management or other key employees, or our inability to attract highly qualified senior management and other key employees, could harm our business.

Problems with or price increases by third parties who provide services to us or to our sellers could harm our business.

A number of third parties provide services to us or to our sellers. Such services include seller tools that automate and manage listings, merchant tools that manage listings and interface with inventory management software, storefronts that help our sellers list items and shipping providers that deliver goods sold on our platform, managed payments intermediation, among others. Financial or regulatory issues, labor issues (e.g., strikes, lockouts, or work stoppages), or other problems that prevent these companies from providing services to us or our sellers could harm our business.

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

We have outsourced certain functions to third-party providers, including some customer support, managed payments and product development functions, which are critical to our operations. If our service providers do not perform satisfactorily, our operations could be disrupted, which could result in user dissatisfaction and could harm our business.

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

Regulatory and Legal Risks

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

We post on our websites our privacy policies and practices concerning the collection, use and disclosure of user data. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any regulatory requirements or orders or other federal, state or international privacy or consumer protection-related laws and regulations, including the GDPR and the CCPA, could result in proceedings or actions against us by governmental entities or others (e.g., class action privacy litigation), subject us to significant penalties and negative publicity, require us to change our business practices, increase our costs and adversely affect our business. Data collection, privacy and security have become the subject of increasing public concern. If Internet and mobile users were to reduce their use of our websites, mobile platforms, products, and services as a result of these concerns, our business could be harmed. We also have experienced security breaches and likely will in the future, which themselves may result in a violation of these laws.

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

As our activities, the products and services we offer, our investment in other companies, and our geographical scope continue to expand, regulatory agencies or courts may claim or hold that we or our users are subject to additional requirements (including licensure) or prohibited from conducting our business in their jurisdiction, either generally or with respect to certain actions. For example, we have or will have investments in other companies (such as Adevinta and Adyen) that raise the potential for us to be deemed an investment company as defined by the Investment Company Act of 1940 (the “Investment Company Act”). While we intend to conduct our operations such that we will not be deemed an investment company, such a determination would require us to initiate burdensome compliance requirements and comply with restrictions imposed by the Investment Company Act that would limit our activities, including limitations on our capital structure and our ability to transact with affiliates, which would have an adverse effect on our financial condition. Further, financial and political events have increased the level of regulatory scrutiny on large companies, and regulatory agencies may view matters or interpret laws and regulations differently than they have in the past and in a manner adverse to our businesses.

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

We are regularly subject to claims, lawsuits (including class actions and individual lawsuits), government investigations, and other proceedings involving competition and antitrust, intellectual property, privacy, consumer protection, accessibility claims, securities, tax, labor and employment, commercial disputes, content generated by our users, services and other matters. The number and significance of these disputes and inquiries have increased as our Company has grown larger, our businesses have expanded in scope and geographic reach, and our products and services have increased in complexity. As the global regulatory and legal landscape evolves, we may also become subject to product liability claims when products sold by third parties using our platforms result in personal injury, or illness, or death or injury to property.

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

In addition, allegations of infringement of intellectual property rights, including but not limited to counterfeit items, have resulted in threatened and actual litigation from time to time by rights owners. These and similar suits may also force us to modify our business practices in a manner that increases costs, lowers revenue, makes our websites and mobile platforms less convenient to customers, and requires us to spend substantial resources to take additional protective measures or discontinue certain service offerings in order to combat these practices. In addition, we have received significant media attention relating to the listing or sale of illegal or counterfeit goods, which could damage our reputation, diminish the value of our brand names, and make users reluctant to use our products and services.

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

Interest Rate and Indebtedness Risks

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

Tax Risks
Our business may be subject to sales and other taxes.
The application of indirect taxes such as sales and use tax, value-added tax (“VAT”), goods and services tax (“GST”) (including the “digital services tax”), business tax and gross receipt tax to ecommerce businesses is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the adoption and growth of the Internet and ecommerce. In many cases, it is not clear how existing statutes apply to ecommerce services. In addition, many state and foreign governments are looking for ways to increase revenues, which has resulted in legislative action, including new taxes on services and gross revenues and through other indirect taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain.

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

The determination of our worldwide provision for income taxes and other tax liabilities requires estimation and significant judgment, and there can be from time to time transactions and calculations where the ultimate tax determination is uncertain. Like many other multinational corporations, we are subject to tax in multiple U.S. and foreign jurisdictions and have structured our operations to reduce our effective tax rate. Our determination of our tax liability is always subject to audit and review by applicable domestic and foreign tax authorities, and we are currently undergoing a number of investigations, audits and reviews by taxing authorities throughout the world, including with respect to our business structure. Any adverse outcome of any such audit or review could harm our business, and the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made. While we have established reserves based on assumptions and estimates that we believe are reasonable to cover such eventualities, these reserves may prove to be insufficient.

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

Multiple jurisdictions have enacted laws which require marketplaces to report user activity or collect and remit taxes on certain items sold on the marketplace. The U.K. and European Union have also adopted a VAT reform package which starting in 2021 requires marketplaces such as eBay to collect and remit VAT on most imports from outside the European Union.

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

Transactional Risks

The closing of the proposed transfer of our Classifieds business is subject to various risks and uncertainties, may not be completed in accordance with expected plans or on the currently contemplated terms or timeline, or at all, and may not generate the anticipated returns to eBay, and the pending transfer may be disruptive to our Classifieds business.

We believe the transaction will close by the end of the first quarter of 2021. However, the completion of the transaction is subject to receipt of certain regulatory approvals and other customary closing conditions. We cannot assure you that the conditions to the closing of the transaction will be satisfied and, if those conditions are neither satisfied nor, where permissible, waived on a timely basis or at all, we may be unable to complete the transfer of the Classifieds business, or such completion may be delayed or completed on terms that are less favorable, perhaps materially, to us than the terms currently contemplated.

If the proposed transfer of the Classifieds business is delayed or not completed for any reason, including due to our or Adevinta’s inability to satisfy the closing conditions set forth in the transaction agreement or industry or economic conditions outside of our control, including those related to the ongoing COVID-19 pandemic, investor confidence could decline and we could face negative publicity and possible litigation. In addition, in the event of a failed transaction, we will have expended significant management resources in an effort to complete the transaction and, although in some circumstances Adevinta may be obligated to pay us a termination fee of $92 million, we will have incurred significant transaction costs. Accordingly, if the proposed transaction of the Classifieds business is not completed on the timeline or terms currently contemplated, or at all, our business, results of operations, financial condition, cash flows and stock price may be adversely affected.

Upon closing of the transaction to transfer the Classifieds business, we will receive approximately 540 million Adevinta shares and, depending on how we ultimately determine to account for our ownership interest in Adevinta, fluctuations in Adevinta’s share price, financial results and fluctuations in exchange rates could result in material changes in our consolidated balance sheet and our consolidated statement of income. In addition, our ability to sell our Adevinta shares in the future will be subject to market conditions and other factors which could impact the value we are able to realize from any such sales.

Acquisitions, dispositions, joint ventures, strategic partnerships and strategic investments could result in operating difficulties and could harm our business or impact our financial results.

We have acquired a significant number of businesses of varying size and scope, technologies, services, and products. We have also disposed of significant businesses and recently announced a portfolio review of our Korea business. We expect to continue to evaluate and consider a wide array of potential strategic transactions as part of our overall business strategy, including business combinations, acquisitions, and dispositions of businesses, technologies, services, products, and other assets, as well as strategic investments and joint ventures.

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

We entered into a warrant agreement in conjunction with a commercial agreement with Adyen that entitles us to acquire a fixed number of shares of Adyen’s common stock subject to certain milestones being met. This warrant is accounted for as a derivative instrument under ASC Topic 815, Derivatives and Hedging. Changes in Adyen’s common stock price and equity volatility has had, and may continue to have in the future, a significant impact on the value of this warrant. We report this warrant on a quarterly basis at fair value in our consolidated balance sheets, and changes in the fair value of this warrant are recognized in our consolidated statement of income. Fluctuations in Adyen’s common stock or other changes in assumptions could result in material changes in the fair value that we report in our consolidated balance sheets and our consolidated statement of income, which could have a material impact on our financial results.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2: PROPERTIES

We own and lease various properties in the U.S. and 24 other countries around the world. We use the properties for executive and administrative offices, data centers, product development offices, fulfillment centers and customer service offices. Our headquarters are located in San Jose, California and occupies approximately 0.5 million square feet. Our owned data centers are solely located in Utah. As of December 31, 2020, our owned and leased properties provided us with aggregate square footage for our continuing operations as follows (in millions):

	United States	Other Countries	Total
Owned facilities	1.3	—	1.3
Leased facilities	0.7	3.4	4.1
Total facilities	2.0	3.4	5.4

From time to time we consider various alternatives related to our long-term facilities needs. While we believe that our existing facilities are adequate to meet our immediate needs, it may become necessary to develop and improve land that we own or lease or acquire additional or alternative space to accommodate any future growth.

ITEM 3: LEGAL PROCEEDINGS

This information is set forth under “Note 13 – Commitments and Contingencies – Litigation and Other Legal Matters” to the consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock has been traded on The Nasdaq Global Select Market under the symbol “EBAY” since September 24, 1998. As of February 1, 2021, there were approximately 3,411 holders of record of our common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock.

Dividend Policy

The company paid a total of $447 million and $473 million in cash dividends during the years ended December 31, 2020 and December 31, 2019, respectively. In February 2021, we declared a quarterly cash dividend of $0.18 per share of common stock to be paid on March 19, 2021 to stockholders of record as of March 1, 2021. The timing, declaration, amount and payment of any future cash dividends are at the discretion of the Board of Directors and will depend on many factors, including our available cash, working capital, financial condition, results of operations, capital requirements, covenants in our credit agreement, applicable law and other business considerations that our Board of Directors considers relevant.

Performance Measurement Comparison

The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on December 31, 2015 (the last trading day for the year ended December 31, 2015) in (i) our common stock, (ii) the Nasdaq Composite Index, (iii) the S&P 500 Index and (iv) the S&P 500 Information Technology Index.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Stock repurchase activity during the three months ended December 31, 2020 was as follows:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet be Purchased Under the Programs (1)
October 31, 2020	250,675	$47.63	250,675	$2,440,568,444
November 30, 2020	4,216,131	$48.67	4,216,131	$2,235,384,642
December 31, 2020	4,014,404	$50.41	4,014,404	$2,033,023,506
	8,481,210		8,481,210
(1)In January 2019 our Board authorized a $4.0 billion stock repurchase program and in January 2020 our Board authorized an additional $5 billion stock repurchase program. These stock repurchase programs have no expiration from the date of authorization.
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
During the three months ended December 31, 2020, we repurchased approximately $419 million of our common stock under our stock repurchase program. As of December 31, 2020, a total of approximately $2.0 billion remained available for future repurchases of our common stock under our stock repurchase program. During February 2021, our Board authorized an additional $4.0 billion stock repurchase program, with no expiration from the date of authorization.
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
(2)Excludes broker commissions.

ITEM 6: SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The consolidated statement of income data for the years ended December 31, 2020, 2019 and 2018 are derived from our audited consolidated financial statements. The consolidated statement of income data for the years ended December 31, 2017 and 2016 have been adjusted for discontinued operations. The consolidated balance sheet data as of December 31, 2020 and 2019 are derived from our audited consolidated financial statements. The consolidated balance sheet data as of December 31, 2018, 2017 and 2016 have been adjusted for discontinued operations. The consolidated balance sheet data as of December 31, 2017 and 2016 has been adjusted for the adoption of the ASC 606, Revenue from Contracts with Customers (ASC 606).

	Year Ended December 31,
	2020	2019	2018 (5)	2017 (4)(6)	2016 (4)(7)
	(In millions, except per share amounts)
Consolidated Statement of Income Data: (1)
Net revenues	$10,271	$8,636	$8,650	$8,009	$7,568
Gross profit	7,798	6,500	6,627	6,156	5,883
Income from operations	2,711	1,861	1,752	1,852	1,960
Income from continuing operations before income taxes	3,420	1,749	2,249	1,864	3,290
Income (loss) from continuing operations	2,542	1,516	2,128	(1,997)	7,056
Income (loss) per share from continuing operations:
Basic	$3.58	$1.79	$2.17	$(1.88)	$6.23
Diluted	$3.54	$1.77	$2.15	$(1.88)	$6.17
Weighted average shares:
Basic	710	849	980	1,064	1,133
Diluted	718	856	991	1,064	1,144

	As of December 31,
	2020	2019	2018 (5)	2017 (4) (6)	2016 (4) (7)
	(In millions)
Consolidated Balance Sheet Data: (1)
Cash and cash equivalents	$1,428	$901	$2,067	$1,964	$1,775
Short-term investments	2,398	1,850	2,713	3,743	5,333
Long-term investments	833	1,275	3,747	6,299	3,945
Working capital - continuing operations	2,452	726	2,683	4,226	5,152
Working capital - held for sale	9	32	52	43	31
Working capital - discontinued operations	—	(118)	(63)	(84)	(173)
Working capital total (2)(3)	2,461	640	2,672	4,185	5,010
Total assets - continuing operations	18,122	16,654	21,086	24,072	22,941
Total assets - held for sale	1,188	1,073	1,204	1,372	519
Total assets - discontinued operations	—	447	529	542	391
Total assets	19,310	18,174	22,819	25,986	23,851
Short-term debt	18	1,020	1,546	781	1,451
Long-term debt	7,745	6,738	7,685	9,234	7,509
Total stockholders’ equity	3,561	2,870	6,281	8,049	10,526
Dividends declared per share:	$0.64	$0.56	$—	$—	$—

(1)Includes the impact of acquisitions and dispositions. For a summary of recent significant acquisitions and dispositions, please see “Note 3 - Business Combinations” and “Note 4 - Discontinued Operations” to the consolidated financial statements included in this report.
(2)Working capital is calculated as the difference between total current assets and total current liabilities.
(3)Reflects the impact of the adoption of the new lease accounting standard in 2019 which was adopted prospectively.
(4)Reflects the impact of the adoption of the new revenue recognition accounting standard in 2018.
(5)The consolidated balance sheet data as of December 31, 2018 includes the impact of a $463 million reduction to the provisional current and deferred tax liabilities recorded in the fourth quarter of 2017 and a $120 million reduction in 2018 to the deferred tax asset recognized in 2017 as a result of a tax rate change. The consolidated statement of income data for the year ended December 31, 2018 includes a $463 million income tax benefit and $120 million tax expense associated with such current and deferred tax liabilities and assets, respectively.
(6)The consolidated balance sheet data as of December 31, 2017 includes the impact of a $695 million deferred tax asset recognized in 2017 as a result of our voluntary domiciling our Classifieds intangible assets into a new jurisdiction. The consolidated statement of income data for the year ended December 31, 2017 includes tax expense of $376 million caused by the foreign exchange remeasurement of our deferred tax assets and a $3.1 billion provisional tax expense associated with the enactment of the Tax Cuts and Jobs Act.
(7)The consolidated balance sheet data for the year ended December 31, 2016 includes the impact of a $4.6 billion deferred tax asset recognized in 2016 as a result of our election to terminate an existing tax ruling and finalize a new agreement with the foreign tax authority. The consolidated statement of income data for the year ended December 31, 2016 includes a $4.6 billion income tax benefit associated with such deferred tax asset.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions (such as those relating to future business, future results of operations or financial condition, including with respect to the ongoing effects of COVID-19, new or planned features or services, or management strategies including our strategic review). You can identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Item 1A: Risk Factors” of this Annual Report on Form 10-K, as well as in our consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the consolidated financial statements and the related notes included in this report.

OVERVIEW

Business

eBay Inc., is a global commerce leader, which includes our Marketplace platforms, that connects millions of buyers and sellers around the world, empowering people and creating opportunity for all. Founded in 1995 in San Jose, California, eBay is one of the world’s largest and most vibrant marketplaces for discovering great value and unique selection. Our technologies and services are designed to provide buyers choice and a breadth of relevant inventory from around the globe and to enable sellers worldwide to organize and offer their inventory for sale, virtually anytime and anywhere. In 2020, eBay enabled $100 billion of Gross Merchandise Volume.

On February 13, 2020, we closed the previously announced sale of our StubHub business to an affiliate of viagogo. Beginning in the first quarter of 2020, StubHub’s financial results for periods prior to the sale have been reflected in our consolidated statement of income as discontinued operations. Additionally, the related assets and liabilities associated with the discontinued operations in the prior periods are classified as discontinued operations in our consolidated balance sheet. See “Note 4 – Discontinued Operations” in our consolidated financial statements included elsewhere in this report for additional information.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the world. While the disruption is currently expected to be temporary, there is uncertainty around its duration. As a result of COVID-19 mobility restrictions globally, there have been changes in consumer behavior that have resulted in more online shopping. We expect these changes in behavior to continue to evolve as the pandemic progresses. Our Marketplace platforms experienced improved traffic and buyer acquisition due to the ongoing impact of measures taken globally to contain the spread of COVID-19. The Marketplace platforms also experienced improved acquisition of small business sellers. While the impact of COVID-19 has had a positive impact on our reported results, it’s uncertain whether this consumer behavior will continue. The impacts seen to date may continue to create volatility in our results and a wider range of outcomes as consumer behaviors and mobility restrictions continue to evolve. See “Results of Operations” below for impacts of COVID-19 on our results for the twelve months ended December 31, 2020. For additional information, see “– Liquidity and Capital Resource Requirements” below and “Item 1A: Risk Factors” under the caption “The global COVID-19 pandemic could harm our business and results of operations” in Part II of this report.

On July 20, 2020, we entered into a definitive agreement to transfer our Classifieds business to Adevinta ASA (“Adevinta”) for $2.5 billion in cash, subject to certain adjustments, and approximately 540 million shares in Adevinta. These shares would represent, approximately 44% of Adevinta’s total outstanding shares and approximately 33% of Adevinta’s outstanding voting shares, based on the number of Adevinta’s outstanding shares as of June 30, 2020. Together, the total consideration payable under the definitive agreement is valued at approximately $9.2 billion, based on the closing trading price of Adevinta shares on the Oslo Stock Exchange on July 17, 2020. We believe the transaction will close by the end of the first quarter of 2021. Completion of the transaction is subject to certain conditions, including receipt of certain regulatory approvals and other risks and uncertainties. We have classified the results of our Classifieds business as discontinued operations in our consolidated statement of income for the periods presented. Additionally, the related assets and liabilities associated with the discontinued operations are classified as held for sale in our consolidated balance sheet. See “Note 4 – Discontinued Operations” in our consolidated financial statements included elsewhere in this report for additional information.

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

Our commerce platforms operate globally, resulting in certain revenues that are denominated in foreign currencies, primarily the British pound, euro, Korean won and Australian dollar, subjecting us to foreign currency risk which may impact our financial results. Because of this and the fact that we generate a majority of our net revenues internationally, including during the years ended December 31, 2020, 2019 and 2018, we are subject to the risks related to doing business in foreign countries as discussed under “Item 1A: Risk Factors.”

The effect of foreign currency exchange rate movements during 2020 was primarily attributable to the strengthening of the U.S. dollar against the Korean won, partially offset by the weakening of the U.S. dollar against the euro.

Fiscal Year Highlights

Net revenues increased 19% to $10.3 billion in 2020 compared to 2019, primarily driven by improved traffic and buyer acquisition, which we attribute primarily to global restrictions implemented to contain the spread of COVID-19 which resulted in more online shopping during 2020. FX-Neutral net revenue (as defined above) increased 20% in 2020 compared to 2019. Operating margin increased to 26.4% in 2020 compared to 21.6% in 2019.

We generated cash flow from continuing operating activities of $3.1 billion in 2020 compared to $2.6 billion in 2019, ending the year with cash, cash equivalents and non-equity investments for continuing operations of $4.1 billion.

During 2020, we issued senior unsecured notes of $1.8 billion, which consisted of $800 million of 1.900% fixed rate notes due 2025 and $950 million of 2.700% fixed rate notes due 2030. In addition, we repaid approximately $1.8 billion of debt comprising of $500 million of 2.150% senior fixed rate notes due 2020, $500 million of 3.250% senior fixed rate notes due 2020 and $750 million related to 2.875% senior fixed rate notes due 2021. We also repurchased $5.1 billion of shares and paid $447 million in dividends during 2020.

Diluted earnings per share from continuing operations was $3.54 in 2020 compared to diluted earnings per share of $1.77 in 2019. In February 2021, we declared a quarterly cash dividend of $0.18 per share of common stock to be paid on March 19, 2021 to stockholders of record as of March 1, 2021.

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

	Quarter Ended
	March 31	June 30	September 30	December 31
2018
Net revenues	$2,104	$2,137	$2,107	$2,302
Percent change from prior quarter	(2)%	2%	(1)%	9%
2019
Net revenues	$2,161	$2,156	$2,083	$2,236
Percent change from prior quarter	(6)%	—%	(3)%	7%
2020
Net revenues	$2,129	$2,668	$2,606	$2,868
Percent change from prior quarter	(5)%	25%	(2)%	10%

Net Revenues by Geography

Revenues are attributed to U.S. and international geographies primarily based upon the country in which the seller, platform that displays advertising, other service provider or customer, as the case may be, is located. The following table presents net revenues by geography for the periods presented (in millions, except percentages):

	Year Ended December 31,
	2020	% Change	2019	% Change	2018
U.S.	$4,151	26%	3,303	(2)%	$3,382
Percentage of net revenues	40%		38%		39%

International	6,120	15%	5,333	1%	5,268
Percentage of net revenues	60%		62%		61%

Total net revenues	$10,271	19%	$8,636	—%	$8,650

Net revenues included $15 million and $81 million of hedging gains and $8 million of hedging losses during the years ended December 31, 2020, 2019 and 2018, respectively. Foreign currency movements relative to the U.S. dollar had a favorable impact of $1 million, an unfavorable impact of $153 million and a favorable impact of $139 million on net revenues for the years December 31, 2020, 2019 and 2018, respectively. The effect of foreign currency exchange rate movements in 2020 compared to 2019 was primarily attributable to the strengthening of the U.S. dollar against the Korean won, partially offset by the weakening of the U.S. dollar against the euro. The effect of foreign currency exchange rate movements in 2019 compared to 2018 was primarily attributable to the strengthening of the U.S. dollar against the euro, British pound and Korean won.

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

Marketing services and other ("MS&O") revenues consist of revenues principally from the sale of advertisements, revenue sharing arrangements and first-party inventory programs.

The following table presents net revenues by type (in millions, except percentages):

	Year Ended December 31,
	2020	% Change	2019	% Change	2018

Net transaction revenues	$9,300	23%	$7,578	2%	$7,416
Marketing services and other revenues	971	(8)%	1,058	(14)%	1,234
Total net revenues	$10,271	19%	$8,636	—%	$8,650

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

Take rate is defined as net transaction revenues divided by GMV.

The following table presents GMV and take rate for the periods presented (in millions, except percentages):

	Year Ended December 31,
	2020	% Change	2019	% Change	2018

GMV	$100,001	17%	$85,510	(5)%	$89,829
Transaction take rate	9.30%	0.44%	8.86%	0.61%	8.25%

Net Transaction Revenues

	Year Ended December 31,		% Change		Year Ended December 31,		% Change
	2020	2019	As Reported	FX-Neutral	2019	2018	As Reported	FX-Neutral
Net transaction revenues (1)	9,300	7,578	23%	24%	7,578	7,416	2%	4%

Supplemental data:
GMV	100,001	85,510	17%	17%	85,510	89,829	(5)%	(2)%
Take rate	9.30%	8.86%	0.44%		8.86%	8.25%	0.61%
(1)Marketplace net transaction revenues were net of $15 million, $81 million and $8 million hedging activity during the years ended December 31, 2020, 2019 and 2018 respectively.

Net transaction revenues increased in 2020 compared to 2019 primarily due to an increase in GMV due to improved traffic and buyer acquisition due to global restrictions implemented to contain the spread of COVID-19 which resulted in consumers engaging in more online shopping during 2020 and higher take rate due to the expansion of managed payments and promoted listings. Transaction take rate was higher in 2020 compared to 2019, due to the expansion of managed payments and due to promoted listings, which along with final value fees are calculated as a percentage of an item’s sale price and category mix.

Net transaction revenues increased in 2019 compared to 2018 primarily due to growth in promoted listing fees and a higher take rate. Transaction take rate was higher in 2019 compared to 2018, primarily due to growth in promoted listing fees, which along with final value fees are calculated as a percentage of an item’s sale price, and category mix. The increase in net transaction revenues in 2019 compared to 2018 was due to take rate considerations discussed above, despite declining GMV. We expect that the divergence between net transaction revenues and GMV will continue. Despite GMV’s divergence from net transaction revenues during the year, we still believe the metric provides a useful measure of overall volume of closed transactions that flow through the platform in a given period.

Marketing Services and Other Revenues

The following table presents MS&O revenues (in millions, except percentages):

	Year Ended December 31,		% Change		Year Ended December 31,		% Change
	2020	2019	As Reported	FX-Neutral	2019	2018	As Reported	FX-Neutral
MS&O revenues	$971	$1,058	(8)%	(8)%	$1,058	$1,234	(14)%	(12)%
Percentage of net revenues	9%	12%			12%	14%

The decrease in MS&O revenues during 2020 compared to 2019 was primarily due to lower advertising revenues that were driven by our ongoing shift to promoted listing fees, which are recognized in net transaction revenues and the sale of brands4friends in the third quarter of 2019, partially offset by an increase attributable to our first-party inventory program in Korea.

The decrease in MS&O revenues during 2019 compared to 2018 was primarily due to a decrease in advertising revenues that was driven by our ongoing shift to promoted listing fees, which are recognized in net transaction revenues and lower revenues resulting from the sale of brands4friends. These decreases were partially offset by increases in first-party inventory program in Korea in 2019 compared to 2018.

Cost of Net Revenues

Cost of net revenues primarily consists of costs associated with customer support, site operations, costs of goods sold and payment processing. Significant components of these costs include employee compensation, contractor costs, facilities costs, depreciation of equipment and amortization expense, first party inventory costs, bank transaction fees, credit card interchange and assessment fees and digital services tax. The following table presents cost of net revenues (in millions, except percentages):

	Year Ended December 31,
	2020	% Change	2019	% Change	2018
Cost of net revenues	$2,473	16%	$2,136	6%	$2,023
As a percentage of net revenues	24.1%		24.7%		23.4%

The increase in cost of net revenues in 2020 compared to 2019 was primarily due to an increase in payment processing costs as we continue to transition customers to our payments platform and an increase in cost of goods sold related to our first-party inventory program in Korea. The increase in cost of net revenues was partially offset by lower cost of goods sold due to the sale of brands4friends in the third quarter of 2019.

The increase in cost of net revenues in 2019 compared to 2018 was primarily due to an increase in site operation and payment processing costs as we increased our investments in our business, and an increase in costs of goods sold driven by our first-party inventory program in Korea.

Cost of net revenues, net of immaterial hedging activities, was favorably impacted by $7 million attributable to foreign currency movements relative to the U.S. dollar in 2020 compared to 2019. Cost of net revenues, net of immaterial hedging activities, was favorably impacted by $49 million attributable to foreign currency movements relative to the U.S. dollar in 2018.

Operating Expenses

The following table presents operating expenses (in millions, except percentages):

	Year Ended December 31,
	2020	% Change	2019	% Change	2018
Sales and marketing	$2,639	11%	$2,368	(8)%	$2,576
Percentage of net revenues	26%		27%		30%
Product development	1,087	11%	976	(7)%	1,051
Percentage of net revenues	11%		11%		12%
General and administrative	1,003	—%	1,005	3%	979
Percentage of net revenues	10%		12%		11%
Provision for transaction losses	331	26%	262	6%	247
Percentage of net revenues	3%		3%		3%
Amortization of acquired intangible assets	27	(4)%	28	27%	22
Total operating expenses	$5,087	10%	$4,639	(5)%	$4,875

Foreign currency movements relative to the U.S. dollar had a favorable impact of $8 million on operating expenses in 2020 compared to 2019. Operating expenses were favorably impacted by $88 million attributable to foreign currency movements relative to the U.S. dollar in 2019 compared to 2018. There was no hedging activity within operating expenses in 2020 and 2019.

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

The increase in sales and marketing expense in 2020 compared to 2019 was primarily due to an increase in online and offline advertising expenses and employee-related costs.

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

Capitalized internal use and platform development costs were $129 million and $137 million in 2020 and 2019, respectively, and are primarily reflected as a cost of net revenues when amortized in future periods.

The increase in product development expenses in 2020 compared to 2019 was primarily due to an increase in employee-related costs.

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

The decrease in general and administrative expenses in 2020 compared to 2019 was primarily due to restructuring costs incurred in 2019 related to our global workforce reduction partially offset by charitable contributions and employee related costs.

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

The increase in provision for transaction losses in 2020 compared to 2019 was primarily due to an increase in customer protection program costs as a result of increased volume and bad debt expense.

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

	Year Ended December 31,
	2020	% Change	2019	% Change	2018
Interest income	$39	(68)%	$120	(32)%	$176
Interest expense	(305)	(2)%	(311)	(5)%	(326)
Gains on investments and sale of business	1,007	**	80	**	663
Other	(32)	**	(1)	**	(16)
Total interest and other, net	$709	**	$(112)	**	$497

**    Not meaningful

The increase in interest and other, net in 2020 compared to 2019 was primarily attributable to the change in the fair value of the Adyen warrant, the change in fair value of our investment in Kakao Bank, the absence of a loss recorded in 2019 for the divestiture of brands4friends and a gain recorded for the receipt of proceeds that were held in escrow related to a long-term investment that was sold in 2018. These increases were partially offset by lower interest income, an impairment recorded on an investment and foreign exchange losses.

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

Income Tax Provision

The following table presents provision for income taxes (in millions, except percentages):

	Year Ended December 31,
	2020	2019	2018
Income tax provision (benefit)	$878	$233	$121
Effective tax rate	25.7%	13.3%	5.4%

The increase in our effective tax rate in 2020 compared to 2019 was primarily due to tax rate changes enacted in the fourth quarter which resulted in a net tax charge as our deferred tax assets were remeasured to the new rates. Additionally, our tax rate increased due to the effects of a retroactive California law change which resulted in incremental tax on the gain on the sale of StubHub. These impacts were partially offset by a reduction in the 2019 effective tax rate from the effective settlements of audits, and a benefit due to the enacted New York state legislation regarding the taxability of foreign earnings.

The increase in our effective tax rate in 2019 compared to 2018 was primarily due to the $463 million reduction in 2018 to the provisional tax amounts recorded in 2017 related to the Tax Cuts and Jobs Act and the gain recognized from the relinquishment of our existing equity method investment in Giosis that was not subject to U.S. federal income tax on a current basis that did not recur in 2019 and certain expenses in 2019. These impacts were partially offset by a reduction in the 2019 by the effective tax rate from the effective settlements of audits and a benefit due to the enacted New York state legislation regarding the taxability of foreign earnings.

We are regularly under examination by tax authorities both domestically and internationally. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations, although we cannot assure you that this will be the case given the inherent uncertainties in these examinations. Due to the ongoing tax examinations, it is generally impractical to determine the amount and timing of these adjustments. However, we expect several tax examinations to close within the next twelve months. See “Note 16 – Income Taxes” to the consolidated financial statements included in this report for more information on estimated settlements within the next twelve months.

Discontinued Operations

On November 24, 2019, we entered into a stock purchase agreement with an affiliate of viagogo to sell our StubHub business. The sale of our StubHub business was completed on February 13, 2020. Beginning in the first quarter of 2020, StubHub’s financial results for periods prior to the sale have been reflected in our consolidated statement of income as discontinued operations. Additionally, the related assets and liabilities associated with the discontinued operations in the prior periods are classified as discontinued operations in our consolidated balance sheet. See “Note 4 – Discontinued Operations” in our consolidated financial statements included elsewhere in this report for additional information.

On July 20, 2020, we entered into a definitive agreement with Adevinta ASA (“Adevinta”) to transfer our Classifieds business to Adevinta for $2.5 billion in cash, subject to certain adjustments, and approximately 540 million shares in Adevinta. Together, the total consideration payable under the definitive agreement is valued at approximately $9.2 billion, based on the closing trading price of Adevinta’s outstanding shares on the Oslo Stock Exchange on July 17, 2020. We believe the transaction will close by the end of the first quarter of 2021. Completion of the transaction is subject to certain conditions, including receipt of certain regulatory approvals, and other risks and uncertainties, including general industry and economic conditions outside our control. As a result, we have classified the results of our Classifieds business as discontinued operations in our consolidated statement of income for the periods presented. Additionally, the related assets and liabilities associated with the discontinued operations are classified as held for sale in our consolidated balance sheet. See “Note 4 – Discontinued Operations” in our consolidated financial statements included elsewhere in this report for additional information.

Non-GAAP Measures of Financial Performance

To supplement our consolidated financial statements presented in accordance with generally accepted accounting principles, we use FX-Neutral net revenues, which are non-GAAP financial measures. Management uses the foregoing non-GAAP measures in reviewing our financial results. We define FX-Neutral net revenues as net revenues minus the exchange rate effect. We define exchange rate effect as the year-over-year impact of foreign currency movements using prior period foreign currency rates applied to current year transactional currency amounts, excluding hedging activity.

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

The following tables set forth a reconciliation of FX-Neutral GMV and FX-Neutral net revenues (each as defined below) to our reported GMV and net revenues for the periods presented (in millions, except percentages):

	Year Ended December 31, 2020			Year Ended December 31, 2019
	As Reported	Exchange Rate Effect (1)	FX-Neutral (2)	As Reported	As Reported % Change	FX-Neutral % Change

GMV	$100,001	$(237)	$100,238	$85,510	17%	17%

Net Revenues:
Net transaction revenues (3)	$9,300	$5	$9,295	$7,578	23%	24%
Marketing services and other revenues	971	(4)	975	1,058	(8)%	(8)%
Total net revenues	$10,271	$1	$10,270	$8,636	19%	20%

	Year Ended December 31, 2019			Year Ended December 31, 2018
	As Reported	Exchange Rate Effect (1)	FX-Neutral (2)	As Reported	As Reported % Change	FX-Neutral % Change

GMV	$85,510	$(2,745)	$88,255	$89,829	(5)%	(2)%

Net Revenues:
Net transaction revenues (3)	$7,578	$(123)	$7,701	$7,416	2%	4%
Marketing services and other revenues	1,058	(30)	1,088	1,234	(14)%	(12)%
Total net revenues	$8,636	$(153)	$8,789	$8,650	—%	1%

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
(3)Net transaction revenues were net of $15 million, $81 million and $8 million of hedging activity in 2020, 2019 and 2018, respectively.

Liquidity and Capital Resources

Cash Flows

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Net cash provided by (used in):
Continuing operating activities	$3,146	$2,583	$2,210
Continuing investing activities	(219)	2,922	2,922
Continuing financing activities	(5,690)	(7,093)	(5,398)
Effect of exchange rates on cash, cash equivalents and restricted cash	77	(33)	(75)
Net increase in cash, cash equivalents and restricted cash - discontinued operations	3,284	398	420
Net increase (decrease) in cash, cash equivalents and restricted cash	$598	$(1,223)	$79

Continuing Operating Activities

Cash provided by continuing operating activities of $3.1 billion in 2020 was primarily attributable to net income of $5.7 billion with adjustments for income from discontinued operations of $3.1 billion, $609 million in depreciation and amortization, $431 million in stock-based compensation, $408 million for deferred income taxes and $331 million in provision for transaction losses, partially offset by a decrease of $168 million in changes in assets and liabilities, net of acquisition effects, and $770 million for changes in the fair value of the Adyen warrant.

Cash provided by continuing operating activities of $2.6 billion in 2019 was primarily attributable to net income of $1.8 billion with adjustments for income from discontinued operations of $270 million, $629 million in depreciation and amortization, $431 million in stock-based compensation, $262 million in provision for transaction losses, $52 million loss on the sale of a business, partially offset by a decrease of $169 million in changes in assets and liabilities, net of acquisition effects, and $133 million for changes in the fair value of the Adyen warrant.

Cash provided by continuing operating activities of $2.2 billion in 2018 was primarily attributable to net income of $2.5 billion with adjustments for income from discontinued operations of $402 million, $635 million in depreciation and amortization, $465 million in stock-based compensation and $247 million in provision for transaction losses, partially offset by a decrease of $503 million in changes in assets and liabilities, net of acquisition effects, and adjustments of $573 million for gain on investments, $104 million for deferred income taxes and $104 million for changes in fair value of the Adyen warrant.

Cash paid for income taxes in 2020, 2019 and 2018 was $520 million, $270 million and $556 million, respectively. Cash paid for income taxes in 2018 included tax payments related to our liability for deemed repatriation of foreign earnings under U.S. tax reform of $168 million, including a prepayment of $72 million.

Continuing Investing Activities

Cash used in investing activities of $219 million in 2020 was primarily attributable to cash paid for purchases of investments of $32.9 billion and property and equipment of $494 million, partially offset by proceeds of $33.1 billion from the maturities and sales of investments.

Cash provided by investing activities of $2.9 billion in 2019 was primarily attributable to proceeds of $50.5 billion from the maturities and sales of investments, partially offset by cash paid for purchases of investments of $47.0 billion, property and equipment of $523 million and an equity investment in Paytm Mall of $160 million.

Cash provided by investing activities of $2.9 billion in 2018 was primarily attributable to proceeds of $30.9 billion from the maturities and sales of investments and $1.0 billion from the sale of equity investment in Flipkart, partially offset by cash paid for purchases of investments of $28.1 billion, property and equipment of $623 million and acquisitions of $302 million.

The largely offsetting effects of purchases of investments and maturities and sale of investments results from the management of our investments. As our immediate cash needs change, purchase and sale activity will fluctuate.

Continuing Financing Activities

Cash used in financing activities of $5.7 billion in 2020 was primarily used to repurchase $5.1 billion of common stock, repay outstanding debt of $1.8 billion and pay $447 million of cash dividends, partially offset by proceeds from debt issuances of $1.8 billion.

Cash used in financing activities of $7.1 billion in 2019 was primarily used to repurchase $5.0 billion of common stock, repay outstanding debt of $1.6 billion and pay $473 million of cash dividends.

Cash used in financing activities of $5.4 billion in 2018 was primarily used to repurchase $4.5 billion of common stock and repay $750 million of our outstanding senior notes.

The positive effect of exchange rate movements on cash, cash equivalents and restricted cash was due to the weakening of the U.S. dollar against other currencies, primarily the Korean won and euro, during 2020. The negative effect of exchange rate movements on cash, cash equivalents and restricted cash was due to the strengthening of the U.S. dollar against other currencies, primarily the Korean won, euro and British pound during

2019. The negative effect of exchange rate movements on cash, cash equivalents and restricted cash was due to the strengthening of the U.S. dollar against other currencies, primarily the euro, Korean won and British pound, during 2018.

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

During 2020, we repurchased approximately $5.1 billion of our common stock under our stock repurchase programs. As of December 31, 2020, a total of approximately $2.0 billion remained available for future repurchases of our common stock under our stock repurchase programs. In February 2021, our Board authorized an additional $4.0 billion stock repurchase program, with no expiration from the date of authorization.

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

Dividends

The company paid a total of $447 million and $473 million in cash dividends during the years ended December 31, 2020 and 2019, respectively. No cash dividends were paid in 2018. In February 2021, we declared a cash dividend of $0.18 per share of common stock to be paid on March 19, 2021 to stockholders of record as of March 1, 2021.

Senior Notes

As of December 31, 2020, we had floating- and fixed-rate senior notes outstanding for an aggregate principal amount of $7.8 billion. The net proceeds from the issuances of these senior notes are used for general corporate purposes, including, among other things, capital expenditures, share repurchases, repayment of indebtedness and possible acquisitions. The floating rate notes are not redeemable prior to maturity. On and after March 1, 2021, we may redeem some or all of the 6.000% fixed rate notes due 2056 at any time and from time to time prior to their maturity, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest. We may redeem some or all of the other fixed rate notes of each series at any time and from time to time prior to their maturity, generally at a make-whole redemption price plus accrued and unpaid interest. If a change of control triggering event (as defined in the applicable senior notes) occurs with respect to the 3.800% fixed rate notes due 2022, the floating rate notes due 2023, the 2.750% fixed rate notes due 2023, the 1.900% fixed rate notes due 2025, the 3.600% fixed rate notes due 2027, the 2.700% fixed rate notes due 2030 or the 6.000% fixed rate notes due 2056, we must, subject to certain exceptions, offer to repurchase all of the notes of the applicable series at a price equal to 101% of the principal amount plus accrued and unpaid interest. For additional details related to our senior notes, please see “Note 11 – Debt” to the consolidated financial statements included in this report.

On January 29, 2021, the company announced that it issued a notice of redemption for the $750 million aggregate principal amount of the 6.000% senior notes due 2056. The effective date of this redemption will be March 1, 2021.

To help achieve our interest rate risk management objectives, in connection with the previous issuance of certain senior notes, we entered into interest rate swap agreements that effectively converted $2.4 billion of the fixed rate notes to floating rate debt based on the London Interbank Offered Rate (“LIBOR”) plus a spread. These swaps were designated as fair value hedges against changes in the fair value of certain fixed rate senior notes resulting from changes in interest rates. As of December 31, 2019, we had no interest rate swaps designated as fair value hedges outstanding as $1.15 billion related to our 2.200% senior notes of the $2.4 billion aggregate notional amount matured in 2019 and in 2019 we terminated the interest rate swaps related to $750 million of our 2.875% senior notes due July 2021 and $500 million of our 3.450% senior notes due July 2024. As a result of the early termination, hedge accounting was discontinued prospectively and the gain on termination was recorded as an increase to the long-term debt balance and is being recognized over the remaining life of the underlying debt as a reduction to interest expense. The gain recognized was immaterial during the years ended December 31, 2020 and December 31, 2019, respectively. For additional details related to the interest rate swap termination, please see, “Note 11 – Debt” to the consolidated financial statements included in this report.

During 2020, we began to hedge the variability of the cash flows in interest payments associated with our floating-rate debt using interest rate swaps. These interest rate swap agreements effectively convert our LIBOR-based floating-rate debt to a fixed-rate basis, reducing the impact of interest-rate changes on future interest expense. The total notional amount of these interest swaps was $400 million as of December 31, 2020 with terms calling for us to receive interest at a variable rate and to pay interest at a fixed rate. Our interest rate swap contracts have maturity dates in 2023.

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

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. As of December 31, 2020, there were no commercial paper notes outstanding.

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

As of December 31, 2020, no borrowings were outstanding under our $2 billion credit agreement. However, as described above, we have an up to $1.5 billion commercial paper program and are required to maintain available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due, in an aggregate amount of $1.5 billion. However, as of December 31, 2020, no borrowings were outstanding under our commercial paper program; therefore, $2 billion of borrowing capacity was available for other purposes permitted by the credit agreement, subject to customary conditions to borrowing. The credit agreement includes a covenant limiting our consolidated leverage ratio to no more than 4.0:1.0, subject to, upon the occurrence of a qualified material acquisition, if so elected by us, a step-up to 4.5:1.0 for the four fiscal quarters completed following such qualified material acquisition. The credit agreement includes customary events of default, with corresponding grace periods in certain circumstances, including payment defaults, cross-defaults and bankruptcy-related defaults. In addition, the credit agreement contains customary affirmative and negative covenants, including restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case, subject to customary exceptions. The credit agreement also contains customary representations and warranties.

We were in compliance with all financial covenants in our outstanding debt instruments for the period ended December 31, 2020.

Credit Ratings

As of December 31, 2020, we were rated investment grade by Standard and Poor’s Financial Services, LLC (long-term rated BBB+, short-term rated A-2, with a stable outlook), Moody’s Investor Service (long-term rated Baa1, short-term rated P-2, with a stable outlook), and Fitch Ratings, Inc. (long-term rated BBB, short-term rated F-2, with a stable outlook). We disclose these ratings to enhance the understanding of our sources of liquidity and the effects of our ratings on our costs of funds. Our borrowing costs depend, in part, on our credit ratings and any actions taken by these credit rating agencies to lower our credit ratings, as described above, will likely increase our borrowing costs.

Commitments and Contingencies

We have certain fixed contractual obligations and commitments that include future estimated payments for general operating purposes. Changes in our business needs, contractual cancellation provisions, fluctuating interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of these payments. The following table summarizes our fixed contractual obligations and commitments for our continuing operations (in millions):

Payments Due During the Year Ending December 31,	Debt	Leases	Purchase Obligations	Total
2021	$974	$196	$66	$1,236
2022	1,931	170	18	2,119
2023	1,280	116	15	1,411
2024	867	45	—	912
2025	889	34	—	923
Thereafter	3,197	42	—	3,239
	$9,138	$603	$99	$9,840

The significant assumptions used in our determination of amounts presented in the above table are as follows:

•Debt amounts include the principal and interest amounts of the respective debt instruments. For additional details related to our debt, please see “Note 11 – Debt” to the consolidated financial statements included in this report. This table does not reflect any amounts payable under our $2 billion revolving credit facility or $1.5 billion commercial paper program, for which no borrowings were outstanding as of December 31, 2020.

•Lease amounts include payments for our operating and finance leases for office space, data centers, as well as fulfillment centers and other corporate assets that we utilize under lease arrangements. The amounts presented are consistent with contractual terms and are not expected to differ significantly from actual results under our existing leases, unless a substantial change in our headcount needs requires us to expand our occupied space or exit an office facility early.

•Purchase obligation amounts include minimum purchase commitments for advertising, capital expenditures (computer equipment, software applications, engineering development services, construction contracts) and other goods and services entered into in the ordinary course of business.

As we are unable to reasonably predict the timing of settlement of liabilities related to unrecognized tax benefits, net, the table does not include $295 million of such non-current liabilities included in other liabilities on our consolidated balance sheet as of December 31, 2020. The timing of the resolution and/or closure of audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. However, given the number of years remaining subject to examination and the number of matters being examined, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits. See “Note 16 – Income Taxes” to the consolidated financial statements included in this report for more information on unrecognized tax benefits.

Liquidity and Capital Resource Requirements

As of December 31, 2020 and December 31, 2019, we had assets classified as cash and cash equivalents, as well as short-term and long-term non-equity investments from continuing operations, in an aggregate amount of $4.1 billion and $3.7 billion, respectively. As of December 31, 2020, this amount included assets held in certain of our foreign operations totaling approximately $3.1 billion. As we repatriate these funds to the U.S., we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs. We have accrued deferred taxes for the tax effect of repatriating the funds to the U.S.

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

Off-Balance Sheet Arrangements

As of December 31, 2020, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

We have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under the arrangement. As of December 31, 2020, we had a total of $5.2 billion in aggregate cash deposits, partially offset by $4.9 billion in cash withdrawals, held within the financial institution under the cash pooling arrangement.

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

Deferred tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely heavily on estimates that are based on a number of factors, including our historical experience and short-range and long-range business forecasts. As of December 31, 2020, we had a valuation allowance on certain net operating loss and tax credit carryforwards based on our assessment that it is more likely than not that the deferred tax asset will not be realized.

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

The following table illustrates our effective tax rates:

	Year Ended December 31,
	2020	2019	2018
	(In millions, except percentages)
Income tax provision (benefit)	$878	$233	$121
Effective tax rate	25.7%	13.3%	5.4%

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

Based on our results for the year ended December 31, 2020, a one-percentage point change in our provision for income taxes as a percentage of income before taxes would have resulted in an increase or decrease in the provision of approximately $34 million, resulting in an approximate $0.05 change in diluted earnings per share.

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

As of December 31, 2020, our goodwill totaled $4.7 billion and our identifiable intangible assets, net totaled $12 million. We assess the impairment of goodwill of our reporting unit annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. The fair values of the reporting units are estimated using market and discounted cash flow approaches. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The discounted cash flow approach uses expected future operating results. The market approach uses comparable company information to determine revenue and earnings multiples to value our reporting unit. Failure to achieve these expected results or market multiples may cause a future impairment of goodwill at the reporting unit. We conducted our annual impairment test of goodwill as of August 31, 2020 and 2019. As of December 31, 2020, we determined that no impairment of the carrying value of goodwill for any reporting units was required. See “Note 5 – Goodwill and Intangible Assets” to the consolidated financial statements included in this report.

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

From time to time, we are involved in disputes and regulatory inquiries that arise in the ordinary course of business. We are currently involved in legal proceedings, some of which are discussed in “Item 1A: Risk Factors,” “Item 3: Legal Proceedings” and “Note 13 – Commitments and Contingencies” to the consolidated financial statements included in this report. We believe that we have meritorious defenses to the claims against us, and we intend to defend ourselves vigorously. However, even if successful, our defense against certain actions will be costly and could require significant amounts of management’s time and result in the diversion of significant operational resources. If the plaintiffs were to prevail on certain claims, we might be forced to pay significant damages and licensing fees, modify our business practices or even be prohibited from conducting a significant part of our business. Any such results could materially harm our business and could result in a material adverse impact on the financial position, results of operations or cash flows.

Recent Accounting Pronouncements

See "Note 1 – The Company and Summary of Significant Accounting Policies" to the consolidated financial statements included in this report, regarding the impact of certain recent accounting pronouncements on our consolidated financial statements.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk relating to our investments and outstanding debt. In addition, adverse economic conditions and events (including volatility or distress in the equity and/or debt or credit markets) may impact regional and global financial markets. These events and conditions could cause us to write down our assets or investments. We seek to reduce earnings volatility that may result from adverse economic conditions and events or changes in interest rates.

The primary objective of our investments is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our cash equivalents and short-term and long-term investments in a variety of asset types, including bank deposits, government bonds and corporate debt securities. As of December 31, 2020, approximately 31% of our total cash and investments was held in cash and cash equivalents. As such, changes in interest rates will impact interest income. As discussed below, the fair market values of our fixed rate securities may be adversely affected due to a rise in interest rates, and we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates.

As of December 31, 2020, the balance of our corporate debt securities was $2.5 billion, which represented approximately 55% of our total cash and investments. Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate investment securities may be adversely impacted due to a rise in interest rates. In general, fixed-rate securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease and may also suffer a decline in market value if interest rates increase. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease in the fair value of our investments of $5 million and $8 million as of December 31, 2020 and 2019, respectively.

As of December 31, 2020, we had an aggregate principal amount of $7.8 billion of outstanding senior notes, of which 95% bore interest at fixed rates. In 2014, we entered into $2.4 billion of interest rate swap agreements that had an economic effect of modifying the fixed interest obligations associated with $1.15 billion of our 2.200% senior notes due July 2019, $750 million of our 2.875% senior notes due July 2021, and $500 million of our 3.450% senior notes due July 2024 so that the interest payable on those notes effectively became variable based on LIBOR plus a spread. In July 2019, $1.15 billion of the $2.4 billion aggregate notional amount matured and we terminated the interest rate swaps related to $750 million of our 2.875% senior notes due July 2021 and $500 million of our 3.450% senior notes due July 2024, which were designated as fair value hedges. As a result of the early termination, hedge accounting was discontinued prospectively and the gain on termination was recorded as an increase to the long-term debt balance and is being recognized over the remaining life of the underlying debt as a reduction to interest expense. The gain recognized was immaterial for the years ended December 31, 2020 and December 31, 2019, respectively.

During 2020, we began to hedge the variability of the cash flows in interest payments associated with our floating-rate debt using interest rate swaps. These interest rate swap agreements effectively convert our LIBOR-based floating-rate debt to a fixed-rate basis, reducing the impact of interest-rate changes on future interest expense. The total notional amount of these interest swaps was $400 million as of December 31, 2020 with terms calling for us to receive interest at a variable rate and to pay interest at a fixed rate. Our interest rate swap contracts have maturity dates in 2023. At December 31, 2020, we did not have an unhedged balance on our floating-rate debt.

During 2020, we began to hedge the variability of forecasted interest payments using forward-starting interest rate swaps. The notional amount of these swaps was $700 million as of December 31, 2020, with terms calling for us to receive interest at a variable rate and to pay interest at a fixed rate. These interest rate swaps effectively fix the benchmark interest rate on anticipated debt issuance in 2022, and they will be terminated upon issuance of the debt. When entering into forward-starting interest rate swaps, we are subject to market risk with respect to changes in the underlying benchmark interest rate that impacts the fair value of the forward-starting interest rate swaps. We manage market risk by matching the terms of the swaps with the terms of the expected debt issuance. We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1% (100 basis points) decrease in interest rates would have resulted in a decrease in the fair values of our forward-starting and floating to fixed rate interest swaps of approximately $61 million at December 31, 2020.

Further changes in interest rates will impact interest expense on any borrowings under our revolving credit facility, which bear interest at floating rates, and the interest rate on any commercial paper borrowings we make and any debt securities we may issue in the future and, accordingly, will impact interest expense. For additional details related to our debt, see “Note 11 – Debt” to the consolidated financial statements included in this report.

Equity Price Risk

Equity Investments

Our equity investments are primarily investments in privately-held companies. Our consolidated results of operations include, as a component of interest and other, net, our share of the net income or loss of the equity investments accounted for under the equity method of accounting. Equity investments without readily determinable fair values are accounted for at cost, less impairment and adjusted for subsequent observable price changes obtained from orderly transactions for identical or similar investments issued by the same investee. Such changes in the basis of the equity investment are recognized in interest and other, net. As of December 31, 2020, our equity investments totaled $547 million, which represented approximately 12% of our total cash and investments, and were primarily related to equity investments without readily determinable fair values.

Warrant

We entered into a warrant agreement in conjunction with a commercial agreement with Adyen that, subject to meeting certain conditions, entitles us to acquire a fixed number of shares up to 5% of Adyen’s fully diluted issued and outstanding share capital at a specific date. The warrant is accounted for as a derivative instrument under ASC Topic 815, Derivatives and Hedging. Changes in Adyen’s common stock price and equity volatility may have a significant impact on the value of the warrant. As of December 31, 2020, a one dollar change in Adyen’s common stock, holding other factors constant, would increase or decrease the fair value of the warrant by approximately $1 million. For additional details related to the warrant, please see “Note 8 – Derivative Instruments” to our consolidated financial statements included in this report.

Foreign Currency Risk

Our commerce platforms operate globally, resulting in certain revenues and costs that are denominated in foreign currencies, primarily the British pound, euro, Korean won and Australian dollar, subjecting us to foreign currency risk, which may adversely impact our financial results. We transact business in various foreign currencies and have significant international revenues as well as costs. In addition, we charge our international subsidiaries for their use of intellectual property and technology and for certain corporate services we provide. Our cash flow, results of operations and certain of our intercompany balances that are exposed to foreign exchange rate fluctuations may differ materially from expectations and we may record significant gains or losses due to foreign currency fluctuations and related hedging activities.

We have a foreign exchange exposure management program designed to identify material foreign currency exposures, manage these exposures and reduce the potential effects of currency fluctuations on our reported consolidated cash flows and results of operations through the purchase of foreign currency exchange contracts. The effectiveness of the program and resulting usage of foreign exchange derivative contracts is at times limited by our ability to achieve cash flow hedge accounting. For additional details related to our derivative instruments, please see “Note 8 – Derivative Instruments” to our consolidated financial statements included in this report.

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

The following table illustrates the fair values of outstanding foreign exchange contracts designated as cash flow hedges and net investment hedges, and the before-tax effect on fair values of a hypothetical adverse change in the foreign exchange rates that existed as of December 31, 2020. The sensitivity for foreign currency contracts is based on a 20% adverse change in foreign exchange rates, against relevant functional currencies.

	Fair Value Asset/(Liability)	Fair Value Sensitivity
	(In millions)
Foreign exchange contracts - Cash flow hedges	$9	$(139)
Foreign exchange contracts - Net investment hedges	$(2)	$(54)

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

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $52 million as of December 31, 2020 taking into consideration the offsetting effect of foreign exchange forwards in place as of December 31, 2020.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and accompanying notes listed in Part IV, Item 15(a)(1) of this Annual Report on Form 10-K are included elsewhere in this Annual Report on Form 10-K.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures: Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Changes in internal controls: There were no changes in our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s annual report on internal control over financial reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.

ITEM 9B: OTHER INFORMATION

Not applicable.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2020.

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

ITEM 11: EXECUTIVE COMPENSATION

Incorporated by reference from our Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2020.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2020.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2020.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from our Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2020.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements:
Page Number
Report of Independent Registered Public Accounting Firm	59
Consolidated Balance Sheet	61
Consolidated Statement of Income	62
Consolidated Statement of Comprehensive Income	63
Consolidated Statement of Stockholders’ Equity	64
Consolidated Statement of Cash Flows	65
Notes to Consolidated Financial Statements	67

2. Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts	107
All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

3. Exhibits Required by Item 601 of Regulation S-K
The information required by this Item is set forth in the Index to Exhibits that precedes the signature page of this Annual Report.	108

ITEM 16: FORM 10-K SUMMARY
None.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of eBay Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of eBay Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2020 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Income Taxes
As described in Notes 1 and 16 to the consolidated financial statements, significant judgment is required in determining the Company’s tax expense and in evaluating management’s tax positions, relating to evaluating uncertainties and the complexity of taxes on foreign earnings. As disclosed by management, the Company’s income tax rate is affected by the tax rates that apply to their foreign earnings including U.S. minimum taxes on foreign earnings. The deferred tax benefit derived from the amortization of the Company’s intellectual property is based on the fair value, which has been agreed with foreign tax authorities. The deferred tax benefit may, from time to time, change based on changes in tax rates. Management recognizes and measures uncertain tax positions in accordance with generally accepted accounting principles in the U.S., or GAAP, pursuant to which management only recognizes the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The total provision for income taxes for the year ended December 31, 2020 was $878 million, and the effective tax rate was 25.7%.
The principal considerations for our determination that performing procedures relating to income taxes is a critical audit matter are the significant judgment applied by management when determining the tax expense and in evaluating management’s tax positions relating to uncertain tax positions and taxes on foreign earnings, which in turn led to a high degree of auditor judgment, effort, and subjectivity in performing audit procedures and evaluating audit evidence relating to income taxes.
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
February 4, 2021

We have served as the Company’s auditor since 1997.

PART II: FINANCIAL INFORMATION
ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
eBay Inc.
CONSOLIDATED BALANCE SHEET

	December 31,
	2020	2019
	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$1,428	$901
Short-term investments	2,398	1,850
Accounts receivable, net of allowance for doubtful accounts of $97 and $82	412	555
Other current assets	1,764	1,064
Current assets held for sale	1,188	195
Current assets of discontinued operations	—	141
Total current assets	7,190	4,706
Long-term investments	833	1,275
Property and equipment, net	1,358	1,460
Goodwill	4,675	4,533
Intangible assets, net	12	39
Operating lease right-of-use assets	509	583
Deferred tax assets	3,537	3,980
Warrant asset	1,051	281
Other assets	145	133
Long-term assets held for sale	—	878
Long-term assets of discontinued operations	—	306
Total assets	$19,310	$18,174
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$18	$1,020
Accounts payable	332	229
Accrued expenses and other current liabilities	2,910	2,097
Deferred revenue	110	129
Income taxes payable	180	169
Current liabilities held for sale	452	163
Current liabilities of discontinued operations	—	259
Total current liabilities	4,002	4,066
Operating lease liabilities	380	461
Deferred tax liabilities	2,359	2,355
Long-term debt	7,745	6,738
Other liabilities	1,263	1,353
Long-term liabilities held for sale	—	305
Long-term liabilities of discontinued operations	—	26
Total liabilities	15,749	15,304
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value; 3,580 shares authorized; 684 and 796 shares outstanding	2	2
Additional paid-in capital	16,497	16,126
Treasury stock at cost, 1,021 and 897 shares	(36,515)	(31,396)
Retained earnings	22,961	17,754
Accumulated other comprehensive income	616	384
Total stockholders’ equity	3,561	2,870
Total liabilities and stockholders’ equity	$19,310	$18,174

The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2020	2019	2018
	(In millions, except per share amounts)
Net revenues	$10,271	$8,636	$8,650
Cost of net revenues	2,473	2,136	2,023
Gross profit	7,798	6,500	6,627
Operating expenses:
Sales and marketing	2,639	2,368	2,576
Product development	1,087	976	1,051
General and administrative	1,003	1,005	979
Provision for transaction losses	331	262	247
Amortization of acquired intangible assets	27	28	22
Total operating expenses	5,087	4,639	4,875
Income from operations	2,711	1,861	1,752
Interest and other, net	709	(112)	497
Income from continuing operations before income taxes	3,420	1,749	2,249
Income tax provision	(878)	(233)	(121)
Income from continuing operations	$2,542	$1,516	$2,128
Income from discontinued operations, net of income taxes	3,125	270	402
Net income	$5,667	$1,786	$2,530

Income per share - basic:
Continuing operations	$3.58	$1.79	$2.17
Discontinued operations	4.40	0.31	0.41
Net income per share - basic	$7.98	$2.10	$2.58

Income per share - diluted:
Continuing operations	$3.54	$1.77	$2.15
Discontinued operations	4.35	0.32	0.40
Net income per share - diluted	$7.89	$2.09	$2.55

Weighted average shares:
Basic	710	849	980
Diluted	718	856	991

The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Net income	$5,667	$1,786	$2,530
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustment	291	(99)	(286)
Unrealized gains (losses) on investments, net	—	61	(41)
Tax benefit (expense) on unrealized gains (losses) on investments, net	—	(16)	10
Unrealized gains (losses) on hedging activities, net	(76)	(77)	125
Tax benefit (expense) on unrealized gains (losses) on hedging activities, net	17	17	(27)
Other comprehensive income (loss), net of tax	232	(114)	(219)
Comprehensive income	$5,899	$1,672	$2,311

The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Common stock:
Balance, beginning of year	$2	$2	$2
Common stock issued	—	—	—
Common stock repurchased	—	—	—
Balance, end of year	2	2	2
Additional paid-in-capital:
Balance, beginning of year	16,126	15,716	15,293
Common stock and stock-based awards issued	89	104	109
Tax withholdings related to net share settlements of restricted stock awards and units	(175)	(202)	(225)
Stock-based compensation	463	505	538
Other	(6)	3	1
Balance, end of year	16,497	16,126	15,716
Treasury stock at cost:
Balance, beginning of year	(31,396)	(26,394)	(21,892)
Common stock repurchased	(5,119)	(5,002)	(4,502)
Balance, end of year	(36,515)	(31,396)	(26,394)
Retained earnings:
Balance, beginning of year	17,754	16,459	13,929
Net income	5,667	1,786	2,530
Dividends and dividend equivalents declared	(460)	(491)	—
Balance, end of year	22,961	17,754	16,459
Accumulated other comprehensive income:
Balance, beginning of year	384	498	717
Change in unrealized gains (losses) on investments	—	61	(41)
Change in unrealized gains (losses) on derivative instruments	(76)	(77)	125
Foreign currency translation adjustment	291	(99)	(286)
Tax benefit (provision) on above items	17	1	(17)
Balance, end of year	616	384	498
Total stockholders’ equity	$3,561	$2,870	$6,281
Number of shares:
Common stock - shares outstanding:
Balance, beginning of year	796	915	1,029
Common stock issued	12	15	17
Common stock repurchased	(124)	(134)	(131)
Balance, end of year	684	796	915

Dividends and dividend equivalents declared per share or restricted stock unit	$0.64	$0.56	$—

The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Cash flows from operating activities:
Net income	$5,667	$1,786	$2,530
(Income) loss from discontinued operations, net of income taxes	(3,125)	(270)	(402)
Adjustments:
Provision for transaction losses	331	262	247
Depreciation and amortization	609	629	635
Stock-based compensation	431	431	465
(Gain) loss on investments, net	(237)	—	(573)
(Gain) loss on sale of business	—	52	—
Deferred income taxes	408	(5)	(104)
Change in fair value of warrant	(770)	(133)	(104)
Other	—	—	19
Changes in assets and liabilities, net of acquisition effects
Accounts receivable	8	(108)	(76)
Other current assets	(755)	133	(98)
Other non-current assets	166	210	98
Accounts payable	101	(11)	(33)
Accrued expenses and other liabilities	307	(304)	(412)
Deferred revenue	(20)	(1)	31
Income taxes payable and other tax liabilities	25	(88)	(13)
Net cash provided by continuing operating activities	3,146	2,583	2,210
Net cash provided by (used in) discontinued operating activities	(727)	531	448
Net cash provided by operating activities	2,419	3,114	2,658
Cash flows from investing activities:
Purchases of property and equipment	(494)	(523)	(623)
Purchases of investments	(32,887)	(46,966)	(28,115)
Maturities and sales of investments	33,129	50,548	30,901
Equity investment in Paytm Mall	—	(160)	—
Proceeds from sale of equity investment in Flipkart	—	—	1,029
Acquisitions, net of cash acquired	—	—	(302)
Other	33	23	32
Net cash provided by (used in) continuing investing activities	(219)	2,922	2,922
Net cash provided by (used in) discontinued investing activities	4,013	(135)	(28)
Net cash provided by investing activities	3,794	2,787	2,894
Cash flows from financing activities:
Proceeds from issuance of common stock	90	106	109
Repurchases of common stock	(5,137)	(4,973)	(4,502)
Tax withholdings related to net share settlements of restricted stock awards and units	(175)	(202)	(225)
Proceeds from issuance of long-term debt, net	1,765	—	—
Payments for dividends	(447)	(473)	—
Repayment of debt	(1,771)	(1,550)	(750)
Other	(15)	(1)	(30)
Net cash (used in) continuing financing activities	(5,690)	(7,093)	(5,398)
Net cash provided by (used in) discontinued financing activities	(2)	2	—
Net cash (used in) financing activities	(5,692)	(7,091)	(5,398)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	77	(33)	(75)
Net increase (decrease) in cash, cash equivalents and restricted cash	598	(1,223)	79
Cash, cash equivalents and restricted cash at beginning of period	996	2,219	2,140
Cash, cash equivalents and restricted cash at end of period	$1,594	$996	$2,219
Less: Cash, cash equivalents and restricted cash of held for sale business	23	22	48
Less: Cash, cash equivalents and restricted cash of discontinued operations	—	52	87
Cash, cash equivalents and restricted cash at end of period	$1,571	$922	$2,084

Supplemental cash flow disclosures of continuing operations:
Cash paid for:
Interest	$271	$304	$314
Interest on finance lease obligations	$1	$1	$—
Income taxes	$520	$270	$556
Noncash investing activities:
Relinquishment of equity method investment	$—	$—	$266
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

When we refer to “we,” “our,” “us,” the “Company” or “eBay” in this Annual Report on Form 10-K, we mean the current Delaware corporation (eBay Inc.) and its consolidated subsidiaries, unless otherwise expressly stated or the context otherwise requires.

On November 24, 2019, we entered into a stock purchase agreement with an affiliate of viagogo to sell our StubHub business. The sale of our StubHub business was completed on February 13, 2020. Beginning in the first quarter of 2020, StubHub’s financial results for periods prior to the sale have been reflected in our consolidated statement of income as discontinued operations. Additionally, the related assets and liabilities associated with the discontinued operations in the prior periods are classified as discontinued operations in our consolidated balance sheet. See “Note 4 – Discontinued Operations” for additional information.

On July 20, 2020, we entered into a definitive agreement with Adevinta ASA (“Adevinta”) to transfer our Classifieds business to Adevinta for $2.5 billion in cash, subject to certain adjustments, and approximately 540 million shares in Adevinta. Together, the total consideration payable under the definitive agreement is valued at approximately $9.2 billion, based on the closing trading price of Adevinta’s outstanding shares on the Oslo Stock Exchange on July 17, 2020. We believe the transaction will close by the end of the first quarter of 2021. Completion of the transaction is subject to certain conditions, including receipt of certain regulatory approvals, and other risks and uncertainties, including general industry and economic conditions outside our control. If the conditions to the closing of the transfer of Classifieds are neither satisfied nor, where permissible, waived on a timely basis or at all, we may be unable to complete the transfer of Classifieds or such completion may be delayed beyond our expected timeline. As a result of entering into a definitive agreement, we have classified the related assets and liabilities associated with our Classifieds business as held for sale in our consolidated balance sheet. The results of our Classifieds business have been presented as discontinued operations in our consolidated statement of income for all periods presented as the transfer represents a strategic shift in our business that has a major effect on our operations and financial results. See “Note 4 – Discontinued Operations” for additional information.

During the first quarter of 2020, we classified the results of our previously reported StubHub segment as discontinued operations in our consolidated statement of income for all periods presented. In addition, during the third quarter of 2020, we classified the results of our Classifieds segment as discontinued operations in our consolidated statement of income for the periods presented. We have one reportable segment, to reflect the way management and our chief operating decision maker (“CODM”) review and assess performance of the business. Our reportable segment is Marketplace, which includes our online marketplace located at www.ebay.com, its localized counterparts and the eBay suite of mobile apps. For further information on our segments, refer to “Note 6 – Segments”. Prior period segment information has been reclassified to conform to the current period segment presentation.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Net transaction revenues
Our net transaction revenues primarily include final value fees, feature fees, including fees to promote listings, and listing fees from sellers in our Marketplace. Our net transaction revenues also include store subscription and other fees often from large enterprise sellers. Our net transaction revenues are reduced by incentives provided to our customers.
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

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Contract balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable represents amounts invoiced and revenue recognized prior to invoicing when we have satisfied our performance obligation and have the unconditional right to payment. The allowance for doubtful accounts and authorized credits is estimated based upon our assessment of various factors including historical experience, the age of the accounts receivable balances, current economic conditions and other factors that may affect our customers’ ability to pay. The allowance for doubtful accounts and authorized credits was $136 million and $110 million as of December 31, 2020 and December 31, 2019, respectively.
Deferred revenue consists of fees received related to unsatisfied performance obligations at the end of the period. Due to the generally short-term duration of contracts, the majority of the performance obligations are satisfied in the following reporting period. The amount of revenue recognized for the twelve months ended December 31, 2020 that was included in the deferred revenue balance at the beginning of the period was $78 million. The amount of revenue recognized for the twelve months ended December 31, 2019 that was included in the deferred revenue balance at the beginning of the period was $65 million.

Internal use software and platform development costs

Direct costs incurred to develop software for internal use and platform development costs are capitalized and amortized over an estimated useful life of one to five years. During the years ended December 31, 2020 and 2019, we capitalized costs, primarily related to labor and stock-based compensation, of $129 million and $137 million, respectively. Amortization of previously capitalized amounts was $139 million, $150 million and $160 million for 2020, 2019 and 2018, respectively. Costs related to the design or maintenance of internal use software and platform development are expensed as incurred.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising expense

We expense the costs of producing advertisements at the time production occurs and expense the cost of communicating advertisements in the period during which the advertising space or airtime is used, in each case as sales and marketing expense. Internet advertising expenses are recognized based on the terms of the individual agreements, which are generally over the greater of the ratio of the number of impressions delivered over the total number of contracted impressions, on a pay-per-click basis, or on a straight-line basis over the term of the contract. Advertising expense totaled $1.2 billion, $1.0 billion and $1.1 billion for the years ended December 31, 2020, 2019 and 2018, respectively.

Stock-based compensation

We have equity incentive plans under which we grant equity awards, including stock options, restricted stock units (“RSUs”), total shareholder return performance stock units (“TSR PSUs”), performance-based restricted stock units, and performance share units, to our directors, officers and employees. We primarily issue RSUs. We determine compensation expense associated with RSUs based on the fair value of our common stock on the date of grant. We determine compensation expense associated with stock options based on the estimated grant date fair value method using the Black-Scholes valuation model. We generally recognize compensation expense using a straight-line amortization method over the respective vesting period for awards that are ultimately expected to vest. Accordingly, stock-based compensation expense for 2020, 2019 and 2018 has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures. We recognize a benefit or provision from stock-based compensation in earnings as a component of income tax expense to the extent that an incremental tax benefit or deficiency is realized by following the ordering provisions of the tax law.

Provision for transaction losses

Provision for transaction losses consists primarily of losses resulting from our buyer protection programs, payment misuse including chargebacks for unauthorized credit card use and merchant related chargebacks due to non-delivery of goods or services and account takeovers.

Provision for transaction losses represent our estimate of actual losses based on our historical experience and many other factors including changes to our protection programs, the impact of regulatory changes as well as economic conditions such as COVID-19.

Provision for credit losses

Provision for credit losses consist of bad debt expense associated with our accounts receivable balance. These losses are recorded in provision for transaction losses in our consolidated statement of income.

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

Customer accounts and funds receivable

These balances are either held by financial institutions associated with payment intermediation activity and awaiting settlement, or are installment collections from financial institutions.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We are exposed to credit losses from customer accounts and funds receivable balances held by third party financial institutions. We assess these balances for credit loss based on a review of the average period for which the funds are held, credit ratings of the financial institutions and by assessing the probability of default and loss given default models. At December 31, 2020, we did not record any credit-related loss.

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

Cash, cash equivalents and restricted cash

Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less when purchased, which may include bank deposits, U.S. Treasury securities, time deposits, and certificates of deposit.

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

Our equity investments are non-marketable equity securities, which are investments in privately-held companies. We account for equity investments through which we exercise significant influence but do not have control over the investee under the equity method. Our consolidated results of operations include, as a component of interest and other, net, our share of the net income or loss of the equity investments accounted for under the equity method of accounting. Our share of investees’ results of operations is not material for any period presented. Our equity investments for which we do not exercise significant influence are accounted for under the measurement alternative. Under the measurement alternative, the carrying value is measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Such changes in the basis of the equity investment are recognized in interest and other, net.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We perform a qualitative impairment assessment on a quarterly basis over our equity investments. Equity investments without readily determinable fair value are considered impaired when there is an indication that the fair value of our interest is less than the carrying amount. Equity method investments are considered impaired when there is an indication of an other-than-temporary decline in value below the carrying amount. Impairments of equity investments are recorded in interest and other, net.

We periodically assess our portfolio of debt investments for impairment. For debt securities in an unrealized loss position, this assessment first takes into account our intent to sell, or whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of these criteria are met, the debt security’s amortized cost basis is written down to fair value through interest and other, net. For debt securities in an unrealized loss position that do not meet the aforementioned criteria, we assess whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss may exist, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses will be recorded through interest and other, net, limited by the amount that the fair value is less than the amortized cost basis. Any additional impairment not recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. These changes are recorded in interest & other, net

Leases

At the beginning of the first quarter of 2019, we adopted ASC Topic 842, Leases. We determine if an arrangement is a lease or contains a lease at inception. Operating and finance lease liabilities are recognized based on the present value of the remaining lease payments, discounted using the discount rate for the lease at the commencement date. As the rate implicit in the lease is not readily determinable for our operating leases, we generally use an incremental borrowing rate based on information available at the commencement date to determine the present value of future lease payments. Operating right-of-use (“ROU”) assets and finance lease assets are generally recognized based on the amount of the initial measurement of the lease liability. Our leases have remaining lease terms of up to ten years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year. Lease expense is recognized on a straight-line basis over the lease term. We account for lease and non-lease components as a single lease component for our data center leases. Lease and non-lease components for all other leases are accounted for separately.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and intangible assets

Goodwill is tested for impairment at a minimum on an annual basis at the reporting unit level. A qualitative assessment can be performed to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. The fair value of the reporting unit is estimated using income and market approaches. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The discounted cash flow method, a form of the income approach, uses expected future operating results and a market participant discount rate. The market approach uses comparable company prices and other relevant information generated by market transactions (either publicly traded entities or mergers and acquisitions) to develop pricing metrics to be applied to historical and expected future operating results of our reporting unit. Failure to achieve these expected results, changes in the discount rate or market pricing metrics may cause a future impairment of goodwill at the reporting unit. We conducted our annual impairment test of goodwill as of August 31, 2020 and 2019 and determined that no adjustment to the carrying value of goodwill for any reporting unit was required.

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

Impairment of long-lived assets

We evaluate long-lived assets (including intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate. In 2020, the impairment recorded was immaterial. In 2019 and 2018, no impairment was recorded.

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

See “Note 8 – Derivative Instruments” for a full description of our derivative instrument activities and related accounting policies.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of credit risk

Our cash, cash equivalents, accounts receivable and derivative instruments are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. Our accounts receivable are derived from revenue earned from customers. In each of the years ended December 31, 2020, 2019 and 2018, no customer accounted for more than 10% of net revenues. Our derivative instruments expose us to credit risk to the extent that our counterparties may be unable to meet the terms of the agreements.

Recently Adopted Accounting Pronouncements

In 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance that requires credit losses on financial assets measured at amortized cost basis to be presented at the net amount expected to be collected, not based on incurred losses. Further, credit losses on available-for-sale debt securities should be recorded through an allowance for credit losses limited to the amount by which fair value is below amortized cost. This standard impacts the Company’s accounting for allowances for doubtful accounts, available-for-sale securities and other assets subject to credit risk. In preparation for the adoption of this standard, we have updated our credit loss models as needed. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We adopted this guidance in the first quarter of 2020 with no material impact on our consolidated financial statements.

In 2017, the FASB issued new guidance to simplify the subsequent measurement of goodwill by removing the requirement to perform a hypothetical purchase price allocation to compute the implied fair value of goodwill to measure impairment. Instead, any goodwill impairment will equal the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Further, the guidance eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. This standard is effective for annual or any interim goodwill impairment test in fiscal years beginning after December 15, 2019. We adopted this guidance in the first quarter of 2020 with no material impact on our consolidated financial statements.

In 2018, the FASB issued new guidance on a customer's accounting for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement that is hosted by the vendor (i.e., a service contract). Under the new guidance, customers will apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. This standard is effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those fiscal years. We adopted this guidance prospectively in the first quarter of 2020 with no material impact on our consolidated financial statements.

In 2018, the FASB issued new guidance to clarify the interaction between Collaborative Arrangements and Revenue from Contracts with Customers standards. The guidance (1) clarifies that certain transactions between collaborative arrangement participants should be accounted for under revenue guidance; (2) adds unit of account guidance to the collaborative arrangement guidance to align with the revenue standard; and (3) clarifies presentation guidance for transactions with a collaborative arrangement participant that is not accounted for under the revenue standard. The guidance is effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those annual reporting periods. We adopted this guidance in the first quarter of 2020 with no material impact on our consolidated financial statements.

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

The following table presents the computation of basic and diluted net income per share (in millions, except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Income from continuing operations	$2,542	$1,516	$2,128
Income from discontinued operations, net of income taxes	3,125	270	402
Net income	$5,667	$1,786	$2,530
Denominator:
Weighted average shares of common stock - basic	710	849	980
Dilutive effect of equity incentive awards	8	7	11
Weighted average shares of common stock - diluted	718	856	991
Income per share - basic:
Continuing operations	$3.58	$1.79	$2.17
Discontinued operations	4.40	0.31	0.41
Net income per share - basic	$7.98	$2.10	$2.58
Income per share - diluted:
Continuing operations	$3.54	$1.77	$2.15
Discontinued operations	4.35	0.32	0.40
Net income per share - diluted	$7.89	$2.09	$2.55
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	5	18	12

Note 3 – Business Combinations

Business Combinations

The net assets and liabilities acquired from the acquisition activities in 2020 and 2019 are classified as held for sale on our consolidated balance sheet.

In 2018, we completed the acquisition of 100% of Giosis Pte. Ltd.’s (“Giosis”) Japan business, including the Qoo10.jp platform, in exchange for $306 million in cash and the relinquishment of our existing equity method investment in Giosis. We believe the acquisition allows us to offer Japanese consumers more inventory and grow our international presence. Refer to “Note 7 – Investments” for further details on the relinquishment of our equity method investment in Giosis’ non-Japanese business. The aggregate purchase consideration was allocated as follows (in millions):

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

Note 4 — Discontinued Operations

StubHub

On November 24, 2019, we entered into a stock purchase agreement with an affiliate of viagogo to sell our StubHub business. On February 13, 2020, we completed the sale of our StubHub business for a purchase price of $4.05 billion in cash, subject to certain adjustments specified in the purchase agreement, including adjustments for indebtedness, cash, working capital and transaction expenses of StubHub at the closing of the transaction. The sale was completed for $4.1 billion in proceeds ($3.2 billion, net of income taxes of approximately $900 million) and a pre-tax gain of $3.9 billion within income from discontinued operations, both subject to working capital adjustments.

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

Classifieds

On July 20, 2020, we entered into a definitive agreement with Adevinta to transfer our Classifieds business to Adevinta for $2.5 billion in cash, subject to certain adjustments, and approximately 540 million shares in Adevinta. Together, the total consideration payable under the definitive agreement is valued at approximately $9.2 billion, based on the closing trading price of Adevinta’s outstanding shares on the Oslo Stock Exchange on July 17, 2020. We believe the transaction will close by the end of the first quarter of 2021. Completion of the transaction is subject to certain conditions, including receipt of certain regulatory approvals, and other risks and uncertainties, including general industry and economic conditions outside our control. We have classified the results of our Classifieds business as discontinued operations in our consolidated statement of income for the periods presented. Additionally, the related assets and liabilities associated with the discontinued operations are classified as held for sale in our consolidated balance sheet. The assets and liabilities as of December 31, 2020 are classified as current in our consolidated balance sheet as we expect to close the transaction discussed above within one year.

The following table presents financial results from discontinued operations, net of income taxes in our consolidated statement of income (in millions):

	Year ended December 31,
	2020 (1)	2019	2018
Classifieds income from discontinued operations, net of income taxes	$197	$217	$322
StubHub income from discontinued operations, net of income taxes	2,930	59	78
PayPal and Enterprise income (loss) from discontinued operations, net of income taxes	(2)	(6)	2
Income from discontinued operations, net of income taxes	$3,125	$270	$402
(1) Includes StubHub financial results from January 1, 2020 to February 13, 2020, and includes the gain on sale recorded for the StubHub transaction.

The following table presents cash flows for discontinued operations (in millions):

	Year ended December 31,
	2020 (1)	2019	2018
Classifieds net cash provided by discontinued operating activities	$328	$378	$349
StubHub net cash provided by (used in) discontinued operating activities	(1,055)	153	102
PayPal and Enterprise net cash (used in) discontinued operating activities	—	—	(3)
Net cash provided by (used in) discontinued operating activities	$(727)	$531	$448

Classifieds net cash (used in) discontinued investing activities	$(54)	$(114)	$(14)
StubHub net cash provided by (used in) discontinued investing activities	4,067	(21)	(14)
Net cash provided by (used in) discontinued investing activities	$4,013	$(135)	$(28)

Classifieds net cash provided by (used in) discontinued financing activities	$(2)	$2	$—
Net cash provided by (used in) discontinued financing activities	$(2)	$2	$—
(1) Includes StubHub financial results from January 1, 2020 to February 13, 2020, and includes the gain on sale recorded for the StubHub transaction.

The financial results of StubHub are presented as income from discontinued operations, net of income taxes on our consolidated statement of income. The following table presents the financial results of StubHub (in millions):

	Year ended December 31,
	2020(1)	2019	2018
Net revenues	$100	$1,121	$1,083
Cost of net revenues	31	290	265
Gross profit	69	831	818
Operating expenses:
Sales and marketing	51	491	485
Product development	26	114	100
General and administrative	30	125	90
Provision for transaction losses	3	23	33
Amortization of acquired intangible assets	1	9	10
Total operating expenses	111	762	718
Income (loss) from operations of discontinued operations	(42)	69	100
Pre-tax gain on sale	3,868	—	—
Income from discontinued operations before income taxes	3,826	69	100
Income tax provision	(896)	(10)	(22)
Income from discontinued operations, net of income taxes	$2,930	$59	$78
(1) Includes StubHub financial results from January 1, 2020 to February 13, 2020, and includes the gain on sale recorded for the StubHub transaction.

The financial results of Classifieds are presented as income from discontinued operations, net of income taxes on our consolidated statement of income. Each period presented below includes the impact of intercompany revenue agreements that will continue with eBay subsequent to the completion of the transfer of the Classifieds business. The impact of these intercompany revenue agreements to net revenues and cost of net revenues were $14 million, $20 million and $10 million for the years ended December 31, 2020, 2019 and 2018, respectively. The expected continuing cash flows are not considered to be significant. The following table presents the financial results of Classifieds (in millions):

	Year ended December 31,
	2020	2019	2018
Net revenues	$980	$1,043	$1,013
Cost of net revenues	103	82	94
Gross profit	877	961	919
Operating expenses:
Sales and marketing	286	335	330
Product development	161	150	134
General and administrative	124	59	62
Provision for transaction losses	17	15	6
Amortization of acquired intangible assets	6	11	17
Total operating expenses	594	570	549
Income from operations of discontinued operations	283	391	370
Interest and other, net	—	(2)	(1)
Income from discontinued operations before income taxes	283	389	369
Income tax provision	(86)	(172)	(47)
Income from discontinued operations, net of income taxes	$197	$217	$322
For the years ended December 31, 2020, 2019 and 2018, the discontinued operations activity related to our former PayPal and Enterprise businesses was immaterial.

The following table presents the aggregate carrying amounts of the classes of assets and liabilities of discontinued operations for StubHub in the consolidated balance sheet (in millions):

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

The following table presents the aggregate carrying amounts of held for sale assets and liabilities related to Classifieds in the consolidated balance sheet (in millions):

	December 31, 2020	December 31, 2019
Carrying amounts of assets included as part of held for sale:
Cash and cash equivalents	$23	$22
Accounts receivable, net	117	136
Other current assets	30	37
Long-term investments	32	30
Property and equipment, net	31	24
Goodwill	465	396
Intangible assets, net	35	23
Operating lease right-of-use assets	20	16
Deferred tax assets	435	389
Total assets classified as held for sale in the consolidated balance sheet	$1,188	$1,073

Carrying amounts of liabilities included as part of held for sale:
Short-term debt	$—	$2
Accounts payable	18	22
Accrued expenses and other current liabilities	104	92
Deferred revenue	4	6
Income taxes payable	35	41
Operating lease liabilities	11	11
Deferred tax liabilities	278	291
Other liabilities	2	3
Total liabilities classified as held for sale in the consolidated balance sheet	$452	$468

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5 – Goodwill and Intangible Assets

Goodwill

The following table presents goodwill activity by reportable segment for the years ended December 31, 2020 and 2019 (in millions):

	December 31, 2018	Goodwill Acquired	Adjustments	December 31, 2019	Goodwill Acquired	Adjustments	December 31, 2020
Marketplace	$4,594	$—	$(61)	$4,533	$—	$142	$4,675

The adjustments to goodwill during the years ended December 31, 2020 and 2019 were primarily due to foreign currency translation. There were no impairments to goodwill in 2020 and 2019.

Intangible Assets

The components of identifiable intangible assets are as follows (in millions, except years):

	December 31, 2020				December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Intangible assets:
Customer lists and user base	$369	$(360)	$9	3	$356	$(321)	$35	5
Marketing-related	376	(376)	—	0	360	(360)	—	5
Developed technologies	218	(218)	—	0	216	(214)	2	3
All other	159	(156)	3	3	155	(153)	2	4
Total	$1,122	$(1,110)	$12		$1,087	$(1,048)	$39

Amortization expense for intangible assets was $28 million, $35 million and $34 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Expected future intangible asset amortization as of December 31, 2020 is as follows (in millions):

Fiscal year:
2021	$12
Total	$12

Note 6 – Segments

We have one operating and reportable segment. Our reportable segment is Marketplace which includes our online marketplace located at www.ebay.com, its localized counterparts and the eBay suite of mobile apps. Our management and our CODM review and assess performance of the business. During the first quarter of 2020, we classified the results of our previous StubHub segment as discontinued operations in our consolidated statement of income for all periods presented. In addition, during the third quarter of 2020, we classified the results of our Classifieds segment as discontinued operations in our consolidated statement of income for the periods presented. See “Note – 4 Discontinued Operations” for additional information.

The accounting policies of our segment are the same as those described in “Note 1 – The Company and Summary of Significant Accounting Policies”. Prior period segment information has been reclassified to conform to the current period segment presentation.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the breakdown of net revenues by type (in millions):

	Year ended December 31,
	2020	2019	2018
Net Revenues by type
Net transaction revenues	$9,300	$7,578	$7,416
Marketing services and other revenues	971	1,058	1,234
Total net revenues	$10,271	$8,636	$8,650

The following tables summarize the allocation of net revenues and long-lived tangible assets based on geography (in millions):

	Year Ended December 31,
	2020	2019	2018
Net revenues by geography:
U.S.	$4,151	$3,303	$3,382
United Kingdom	1,678	1,323	1,385
South Korea	1,390	1,220	1,194
Germany	1,106	1,034	1,169
Rest of world	1,946	1,756	1,520
Total net revenues	$10,271	$8,636	$8,650

	December 31,
	2020	2019
Long-lived tangible assets by geography:
U.S.	$1,579	$1,743
International	288	300
Total long-lived tangible assets	$1,867	$2,043

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7 – Investments
The following tables summarize the unrealized gains and losses and estimated fair value of our investments classified as available-for-sale as of December 31, 2020 and 2019 (in millions):

	December 31, 2020
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Restricted cash	$143	$—	$—	$143
Corporate debt securities	2,252	3	—	2,255
	$2,395	$3	$—	$2,398
Long-term investments:
Corporate debt securities	284	2	—	286
	$284	$2	$—	$286

	December 31, 2019
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Restricted cash	$21	$—	$—	$21
Corporate debt securities	1,653	1	—	1,654
Government and agency securities	175	—	—	175
	$1,849	$1	$—	$1,850
Long-term investments:
Corporate debt securities	957	4	—	961
	$957	$4	$—	$961

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

We regularly review investment securities for credit impairment using both qualitative and quantitative criteria. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses will be recorded through interest and other, net for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. We did not recognize any credit-related impairment through an allowance for credit losses as of December 31, 2020.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investment securities in a continuous loss position for less than 12 months had an estimated fair value of $261 million and an immaterial amount of unrealized losses as of December 31, 2020, and an estimated fair value of $774 million and an immaterial amount of unrealized losses as of December 31, 2019. As of December 31, 2020, there were no investment securities in a continuous loss position for greater than 12 months. Investment securities in a continuous loss position for greater than 12 months had an estimated fair value of $92 million and an immaterial amount of unrealized losses as of December 31, 2019. As of December 31, 2020, these securities had a weighted average remaining maturity of approximately five months. Refer to “Note 18 – Accumulated Other Comprehensive Income” for amounts reclassified to earnings from unrealized gains and losses.

The estimated fair values of our short-term and long-term investments classified as available-for-sale and restricted cash by date of contractual maturity as of December 31, 2020 are as follows (in millions):

December 31, 2020
One year or less (including restricted cash of $143)	$2,398
One year through two years	198
Two years through three years	88
Total	$2,684

Equity Investments

Our equity investments are reported in long-term investments on our consolidated balance sheet. The following table provides a summary of our equity investments (in millions):

	December 31, 2020	December 31, 2019
Equity investments without readily determinable fair values	$539	$307
Equity investments under the equity method of accounting	8	7
Total equity investments	$547	$314

In 2020, we recorded an upward adjustment for an observable price change of $239 million to the carrying value of our investment in Kakao Bank Co., Ltd. (“Kakao Bank”) and invested an additional $18 million in cash in exchange for equity in Kakao Bank. The upward adjustment was recorded in interest and other, net on our consolidated statement of income. This investment is accounted for as an equity investment without readily determinable fair value.

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

The following table provides a summary of unrealized gains and losses recorded in interest and other, net during the twelve months ended December 31, 2020 related to equity investments held at December 31, 2020.

Year Ended December 31, 2020
Net gains/(losses) recognized during the period on equity investments	$240
Less: Net gains/(losses) recognized during the period on equity investments sold during the period	—
Total unrealized gains/(losses) on equity investments still held at December 31, 2020	$240

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the total carrying value of equity investments without readily determinable fair values still held (in millions):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Carrying value, beginning of period	$307	$107
Additions	22	200
Upward adjustments for observable price changes	239	—
Downward adjustments for observable price changes and impairment	(40)	—
Foreign currency translation and other	11	—
Carrying value, end of period	$539	$307

For such equity investments without readily determinable fair values still held at December 31, 2020, the cumulative upward adjustment for observable price changes were $239 million and cumulative downward adjustments for observable price changes and impairments were $121 million.

Note 8 – Derivative Instruments

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

During 2020, we began to hedge the variability of forecasted interest payments on anticipated debt issuance using forward-starting interest rate swaps. The total notional amount of these forward-starting interest rate swaps was $700 million as of December 31, 2020 with terms calling for us to receive interest at a variable rate and to pay interest at a fixed rate. These interest rate swaps effectively fix the benchmark interest rate and have the economic effect of hedging the variability of forecasted interest payments for up to 10 years on an anticipated debt issuance in 2022, and they will be terminated upon issuance of the debt. Similar to other cash flow hedges, we record changes in the fair value of these interest rate swaps in accumulated other comprehensive income (loss) until the anticipated debt issuance. Upon debt issuance and termination of the derivative instruments, their fair value will be amortized over the term of the new debt to interest expense. We evaluate the effectiveness of interest rate swaps designated as cash flow hedges on a quarterly basis.

During 2020, we began to hedge the variability of the cash flows in interest payments associated with our floating-rate debt using interest rate swaps. These interest rate swap agreements effectively convert our floating-rate debt that is based on London Interbank Offered Rate (“LIBOR”) to a fixed-rate basis, reducing the impact of interest-rate changes on future interest expense. The total notional amount of these interest swaps was $400 million as of December 31, 2020 with terms calling for us to receive interest at a variable rate and to pay interest at a fixed rate. Our interest rate swap contracts have maturity dates in 2023. Similar to other cash flow hedges, we record changes in the fair value of these interest rate swaps in accumulated other comprehensive income (loss) and their fair value will be amortized over the term of the debt to interest expense.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash Flow Hedges

For derivative instruments that are designated as cash flow hedges, the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (“AOCI”) and subsequently reclassified into earnings in the same period the forecasted hedged transaction affects earnings. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Unrealized gains and losses in AOCI associated with such derivative instruments are immediately reclassified into earnings. As of December 31, 2020, we have estimated that approximately $73 million of net derivative loss related to our foreign exchange cash flow hedges and $1 million of net derivative loss related to our interest rate cash flow hedges included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months. We classify cash flows related to our cash flow hedges as operating activities in our consolidated statement of cash flows.

Net Investment Hedges

For derivative instruments that are designated as net investment hedges, the derivative’s gain or loss is initially reported in the translation adjustments component of AOCI and is reclassified to net earnings in the period in which the hedged subsidiary is either sold or substantially liquidated.

Fair Value Hedges

We designated the interest rate swaps used to manage interest rate risk on our fixed rate notes issued in July 2014 and maturing in 2019, 2021 and 2024 as qualifying hedging instruments and accounted for them as fair value hedges. These transactions were designated as fair value hedges for financial accounting purposes because they protected us against changes in the fair value of certain of our fixed rate borrowings due to benchmark interest rate movements. In 2019, $1.15 billion related to our 2.200% senior notes due 2019 of the $2.4 billion aggregate notional amount matured. In addition, during 2019, we terminated the interest rate swaps related to $750 million of our 2.875% senior notes due July 2021 and $500 million of our 3.450% senior notes due July 2024. As a result of the early termination, hedge accounting was discontinued prospectively and the gain on termination was recorded as an increase to the long-term debt balance and is being recognized over the remaining life of the underlying debt as a reduction to interest expense. The gain recognized was immaterial for the years ended December 31, 2020 and December 31, 2019.

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

The warrant is accounted for as a derivative under ASC Topic 815, Derivatives and Hedging. We report the warrant at fair value within warrant asset in our consolidated balance sheets and changes in the fair value of the warrant are recognized in interest and other, net in our consolidated statement of income. The day-one value attributable to the other side of the warrant, which was recorded as a deferred credit, is reported within other liabilities in our consolidated balance sheets and will be amortized over the life of the commercial arrangement.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Derivative Contracts

The fair values of our outstanding derivative instruments were as follows (in millions):

	Balance Sheet Location	December 31, 2020	December 31, 2019
Derivative Assets:
Foreign exchange contracts designated as cash flow hedges	Other Current Assets	$12	$36
Foreign exchange contracts not designated as hedging instruments	Other Current Assets	23	13
Warrant	Warrant Asset	1,051	281
Foreign exchange contracts designated as cash flow hedges	Other Assets	14	15
Interest rate contracts designated as cash flow hedges	Other Assets	13	—
Total derivative assets		$1,113	$345

Derivative Liabilities:
Foreign exchange contracts designated as cash flow hedges	Other Current Liabilities	$17	$2
Foreign exchange contracts designated as net investment hedges	Other Current Liabilities	2	2
Foreign exchange contracts not designated as hedging instruments	Other Current Liabilities	25	16
Interest rate contracts designated as cash flow hedges	Other Current Liabilities	1	—
Interest rate contracts designated as cash flow hedges	Other Liabilities	1	—
Total derivative liabilities		$46	$20

Total fair value of derivative instruments		$1,067	$325

Under the master netting agreements with the respective counterparties to our derivative contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis on our consolidated balance sheet. As of December 31, 2020, the potential effect of rights of set-off associated with the foreign exchange contracts would be an offset to both assets and liabilities by $26 million, resulting in net derivative assets of $23 million and net derivative liabilities of $18 million. As of December 31, 2020, the potential effect of rights of set-off associated with the interest rate contracts would be an offset to both assets and liabilities by $1 million, resulting in net derivative assets of $12 million and net derivative liabilities of $1 million.

Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following tables present the activity of derivative instruments designated as cash flow hedges as of December 31, 2020 and 2019, and the impact of these derivative contracts on AOCI for the years ended December 31, 2020 and 2019 (in millions):

	December 31, 2019	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Less: Amount of Gain (Loss) Reclassified From AOCI to Earnings	December 31, 2020
Foreign exchange contracts designated as cash flow hedges	$(9)	(71)	15	$(95)
Interest rate contracts designated as cash flow hedges	—	10	—	$10
Total	$(9)	$(61)	$15	$(85)

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2018	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Less: Amount of Gain (Loss) Reclassified From AOCI to Earnings	December 31, 2019
Foreign exchange contracts designated as cash flow hedges	$68	4	81	$(9)

Effect of Derivative Contracts on Consolidated Statement of Income

The following table provides a summary of the total gain (loss) recognized in the consolidated statement of income from our foreign exchange derivative contracts by location (in millions):

	Year Ended December 31,
	2020	2019	2018
Foreign exchange contracts designated as cash flow hedges recognized in net revenues	$15	$81	$(8)
Foreign exchange contracts not designated as hedging instruments recognized in interest and other, net	(20)	(11)	6
Total gain (loss) recognized from foreign exchange derivative contracts in the consolidated statement of income	$(5)	$70	$(2)

The following table provides a summary of the total gain (loss) recognized in the consolidated statement of income from our interest rate derivative contracts by location (in millions):

	Year Ended December 31,
	2020	2019	2018
Gain (loss) from interest rate contracts designated as fair value hedges recognized in interest and other, net	$—	$34	$(19)
Gain (loss) from hedged items attributable to hedged risk recognized in interest and other, net	—	(34)	19
Gain (loss) from interest rate contracts designated as cash flow hedges recognized in interest and other, net	—	—	—
Total gain (loss) recognized from interest rate derivative contracts in the consolidated statement of income	$—	$—	$—

The following table provides a summary of the total gain recognized in the consolidated statement of income due to changes in the fair value of the warrant (in millions):

	Year Ended December 31,
	2020	2019	2018
Gain attributable to changes in the fair value of warrant recognized in interest and other, net	$770	$133	$104

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

	December 31,
	2020	2019
Foreign exchange contracts designated as cash flow hedges	$2,305	$1,983
Foreign exchange contracts designated as net investment hedges	134	200
Foreign exchange contracts not designated as hedging instruments	3,027	2,276
Interest rate contracts designated as cash flow hedges	1,100	—
Total	$6,566	$4,459

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

Note 9 – Fair Value Measurement of Assets and Liabilities

The following tables present our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$1,428	$1,217	$211	$—
Short-term investments:
Restricted cash	143	143	—	—
Corporate debt securities	2,255	—	2,255	—
Total short-term investments	2,398	143	2,255	—
Derivatives	1,113	—	62	1,051
Long-term investments:
Corporate debt securities	286	—	286	—
Total long-term investments	286	—	286	—
Total financial assets	$5,225	$1,360	$2,814	$1,051

Liabilities:
Derivatives	$46	$—	$46	$—

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$901	$901	$—	$—
Short-term investments:
Restricted cash	21	21	—	—
Corporate debt securities	1,654	—	1,654	—
Government and agency securities	175	—	175	—
Total short-term investments	1,850	21	1,829	—
Derivatives	345	—	64	281
Long-term investments:
Corporate debt securities	961	—	961	—
Total long-term investments	961	—	961	—
Total financial assets	$4,057	$922	$2,854	$281

Liabilities:
Derivatives	$20	$—	$20	$—

Our financial assets and liabilities are valued using market prices on both active markets (Level 1), less active markets (Level 2) and little or no market activity (Level 3). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. Level 3 instrument valuations typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability. We did not have any transfers of financial instruments between valuation levels during 2020 or 2019.

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

The following table presents a reconciliation of the opening to closing balance of assets measured using significant unobservable inputs (Level 3) (in millions):

	December 31, 2020	December 31, 2019
Opening balance at beginning of period	$281	$148
Change in fair value	770	133
Closing balance at end of period	$1,051	$281

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents quantitative information about Level 3 significant unobservable inputs used in the fair value measurement of the warrant as of December 31, 2020 (in millions):

	Fair value	Valuation technique	Unobservable Input	Range (weighted average)(1)

Warrant	$1,051	Black-Scholes and Monte Carlo	Probability of vesting	0.0% - 95.0% (71%)
			Equity volatility	21.8% - 57.9% (40%)
(1) Probability of vesting were weighted by the unadjusted value of the tranches. For volatility, the average represents the arithmetic average of the points within the range and is not weighted by the relative fair value or notional amount.

Note 10 – Balance Sheet Components

Cash, cash equivalents and restricted cash

	December 31,
	2020	2019
	(In millions)
Cash and cash equivalents	$1,428	$901
Restricted cash included in short-term investments	143	21
Cash, cash equivalents and restricted cash	$1,571	$922

Other Current Assets

	December 31,
	2020	2019
	(In millions)
Customer accounts and funds receivable	$939	$625
Payment processor advances	363	23
Other	462	416
Other current assets	$1,764	$1,064

Property and Equipment, Net

	December 31,
	2020	2019
	(In millions)
Computer equipment and software	$4,810	$4,779
Land and buildings, including building improvements	744	739
Leasehold improvements	343	362
Furniture and fixtures	156	159
Construction in progress and other	154	102
Property and equipment, gross	6,207	6,141
Accumulated depreciation	(4,849)	(4,681)
Property and equipment, net	$1,358	$1,460

Total depreciation expense on our property and equipment for the years ended December 31, 2020, 2019 and 2018 totaled $580 million, $594 million and $591 million, respectively.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued Expenses and Other Current Liabilities

	December 31,
	2020	2019
	(In millions)
Customer accounts and funds payable	$1,052	$695
Compensation and related benefits	538	420
Sales and use tax accruals	243	90
Advertising accruals	221	147
Other	856	745
Accrued expenses and other current liabilities	$2,910	$2,097

Note 11 – Debt
The following table summarizes the carrying value of our outstanding debt (in millions, except percentages):

	Coupon	As of	Effective	As of	Effective
	Rate	December 31, 2020	Interest Rate	December 31, 2019	Interest Rate
Long-Term Debt
Floating Rate Notes:
Senior notes due 2023	LIBOR plus 0.87%	400	1.187%	400	2.913%

Fixed Rate Notes:
Senior notes due 2020	3.250%	—	—%	500	3.389%
Senior notes due 2020	2.150%	—	—%	500	2.344%
Senior notes due 2021	2.875%	—	—%	750	2.993%
Senior notes due 2022	3.800%	750	3.989%	750	3.989%
Senior notes due 2022	2.600%	1,000	2.678%	1,000	2.678%
Senior notes due 2023	2.750%	750	2.866%	750	2.866%
Senior notes due 2024	3.450%	750	3.531%	750	3.531%
Senior notes due 2025	1.900%	800	1.803%	—	—%
Senior notes due 2027	3.600%	850	3.689%	850	3.689%
Senior notes due 2030	2.700%	950	2.623%	—	—%
Senior notes due 2042	4.000%	750	4.114%	750	4.114%
Senior notes due 2056	6.000%	750	6.547%	750	6.547%
Total senior notes		7,750		7,750
Hedge accounting fair value adjustments (1)		10		15
Unamortized premium/(discount) and debt issuance costs		(20)		(44)
Other long-term borrowings		5		17
Less: Current portion of long-term debt		—		(1,000)
Total long-term debt		7,745		6,738

Short-Term Debt
Current portion of long-term debt		—		1,000
Unamortized premium/(discount) and debt issuance costs		—		(1)
Other short-term borrowings		18		21
Total short-term debt		18		1,020
Total Debt		$7,763		$7,758
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

In June 2020, we also issued additional senior unsecured notes in a reopening of our outstanding 1.900% fixed rate notes due 2025 and 2.700% fixed rate notes due 2030 that were issued in March 2020 in an aggregate principal amount of $750 million. The June 2020 issuance consisted of $300 million of additional 1.900% fixed rate notes due 2025 and $450 million of additional 2.700% fixed rate notes due 2030. We used a portion of these proceeds to complete a tender offer to purchase any and all of the $750 million aggregate principal amount of our 2.875% senior fixed rate notes due in 2021. We settled tender offers with holders of approximately 44% of the total outstanding principal amount of the 2.875% senior fixed rate notes due in 2021. Total cash consideration paid for these purchases was $339 million and the total carrying amount of the notes was $329 million, resulting in a loss on extinguishment of $10 million (including an immaterial amount of fees and other costs associated with the tender), which was recorded in interest and other, net in our consolidated statement of income. In addition, we paid any accrued interest on the tendered notes up to, but not including, the date of settlement. In July 2020, we paid $2 million to purchase additional 2.875% senior notes due 2021 upon final settlement of the tender offer initiated in June 2020. During August 2020, we redeemed the remaining $419 million outstanding principal balance of 2.875% senior notes due 2021. Total cash consideration paid was $430 million, which included the total carrying amount of the notes of $419 million and $11 million of premium which was recorded in interest and other, net in our consolidated statement of income. In addition, we paid accrued interest up to the settlement date.

In July 2020, we exercised our option to redeem in whole the 3.250% senior fixed rate notes due in 2020 at a price equal to 100% of the principal amount of $500 million, plus accrued interest.

On January 29, 2021, the company announced that it issued a notice of redemption for the $750 million aggregate principal amount of the 6.000% senior notes due 2056. The effective date of this redemption will be March 1, 2021.

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

To help achieve our interest rate risk management objectives, in connection with the previous issuance of certain senior notes, we entered into interest rate swap agreements that effectively converted $2.4 billion of our fixed rate notes to floating rate debt based on LIBOR plus a spread. These swaps were designated as fair value hedges against changes in the fair value of certain fixed rate senior notes resulting from changes in interest rates. The gains and losses related to changes in the fair value of interest rate swaps substantially offset changes in the fair value of the hedged portion of the underlying debt that are attributable to changes in market interest rates. In 2019, $1.15 billion related to our 2.200% senior notes of the $2.4 billion aggregate notional amount matured. In addition, during 2019, we terminated the interest rate swaps related to $750 million of our 2.875% senior notes due July 2021 and $500 million of our 3.450% senior notes due July 2024. As a result of the early termination, hedge accounting was discontinued prospectively and the gain on termination was recorded as an increase to the long-term debt balance and is being recognized over the remaining life of the underlying debt as a reduction to interest expense. The gain recognized was immaterial during the years ended December 31, 2020 and December 31, 2019.

To help achieve our interest rate risk management objectives, during the second quarter of 2020, we entered into interest rate swap agreements that effectively converted $400 million of our LIBOR-based floating-rate debt to a fixed-rate basis. These swaps were designated as cash flow hedges and have maturity dates in 2023.

The effective interest rates for our senior notes include the interest payable, the amortization of debt issuance costs and the amortization of any original issue discount and premium on these senior notes. Interest on these senior notes is payable either quarterly or semiannually. Interest expense associated with these senior notes, including amortization of debt issuance costs, during the years ended December 31, 2020, 2019 and 2018 was approximately $284 million, $301 million and $318 million, respectively. As of December 31, 2020 and 2019, the estimated fair value of these senior notes, using Level 2 inputs, was approximately $8.3 billion and $7.9 billion, respectively.

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. As of December 31, 2020 and 2019, there were no commercial paper notes outstanding.

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

As of December 31, 2020, no borrowings were outstanding under our $2 billion credit agreement. However, as described above, we have an up to $1.5 billion commercial paper program and therefore maintain $1.5 billion of available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due, in an aggregate amount of $1.5 billion. However as of December 31, 2020, no borrowings were outstanding under our commercial paper program; therefore, $2 billion of borrowing capacity was available for other purposes permitted by the credit agreement, subject to customary conditions to borrowing. The credit agreement includes a covenant limiting our consolidated leverage ratio to no more than 4.0:1.0, subject to, upon the occurrence of a qualified material acquisition, if so elected by us, a step-up to 4.5:1.0 for the four fiscal quarters completed following such qualified material acquisition. The credit agreement includes customary events of default, with corresponding grace periods in certain circumstances, including payment defaults, cross-defaults and bankruptcy-related defaults. In addition, the credit agreement contains customary affirmative and negative covenants, including restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case, subject to customary exceptions. The credit agreement also contains customary representations and warranties.

We were in compliance with all financial covenants in our outstanding debt instruments for the period ended December 31, 2020.

Future Maturities

Expected future principal maturities as of December 31, 2020 are as follows (in millions):

Fiscal Years:
2021	$750
2022	1,750
2023	1,150
2024	750
2025	800
Thereafter	2,550
Total future maturities	$7,750

Note 12 – Leases

We have operating and finance leases for office space, data and fulfillment centers, and other corporate assets that we utilize under lease arrangements.

The following table provides a summary of leases by balance sheet location (in millions):

		As of	As of
	Balance Sheet Location	December 31, 2020	December 31, 2019
Assets
Operating	Operating lease right-of-use assets	$509	$583
Finance	Property and equipment, net (1)	28	31
Total leased assets		$537	$614

Liabilities
Operating - current	Accrued expenses and other current liabilities	$172	$153
Finance - current	Short-term debt	13	11
Operating - noncurrent	Operating lease liabilities	380	461
Finance - noncurrent	Long-term debt	5	16
Total lease liabilities		$570	$641

(1)Recorded net of accumulated amortization of $7 million and $2 million as of December 31, 2020 and December 31, 2019.

The components of lease expense were as follows (in millions):

Lease Costs	Statement of Income Location	Year Ended December 31, 2020	Year Ended December 31, 2019
Finance lease cost:
Amortization of right-of-use assets	Cost of net revenues	$4	$2
Interest on lease liabilities	Interest and other, net	1	1
Operating lease cost (2)	Cost of net revenues, Sales and marketing, Product development and General and administrative expenses	186	193
Total lease cost		$191	$196

(2)Includes variable lease payments and sublease income that were immaterial during the years ended December 31, 2020 and December 31, 2019, respectively.

Maturity of lease liabilities under our non-cancelable operating and financing leases as of December 31, 2020 are as follows (in millions):

	Operating	Finance
2021	$183	$13
2022	165	5
2023	115	1
2024	45	—
2025	34	—
Thereafter	42	—
Total lease payments	584	19
Less interest	(32)	(1)
Present value of lease liabilities	$552	$18

Rent expense for the years ended December 31, 2020, 2019 and 2018 totaled $204 million, $211 million and $97 million, respectively. Rent expense includes operating lease costs as well as expense for non-lease components such as common area maintenance.

The following table provides a summary of our lease terms and discount rates:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Weighted Average Remaining Lease Term
Operating leases	3.92 years	4.72 years

Weighted Average Discount Rate
Operating leases	2.29%	3.10%

Supplemental information related to our leases is as follows (in millions):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$171	$175
Operating cash flows from finance leases	$1	$1
Financing cash flows from finance leases	$11	$6

	Year Ended December 31, 2020	Year Ended December 31, 2019
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$88	$93
Finance leases	$—	$34

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13 – Commitments and Contingencies

Commitments

Off-Balance Sheet Arrangements

As of December 31, 2020, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

We have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under the arrangement. As of December 31, 2020, we had a total of $5.2 billion in aggregate cash deposits, partially offset by $4.9 billion in cash withdrawals, held within the financial institution under the cash pooling arrangement.

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

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable were not material for the twelve months ended December 31, 2020. Except as otherwise noted for the proceedings described in this Note 13, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to significant uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material. Legal fees are expensed as incurred.

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

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 14 – Stockholders’ Equity

Preferred Stock

We are authorized, subject to limitations prescribed by Delaware law, to issue preferred stock in one or more series; to establish the number of shares included within each series; to fix the rights, preferences and privileges of the shares of each wholly unissued series and any related qualifications, limitations or restrictions; and to increase or decrease the number of shares of any series (but not below the number of shares of a series then outstanding) without any further vote or action by our stockholders. As of December 31, 2020 and 2019, there were 10 million shares of $0.001 par value preferred stock authorized for issuance, and no shares issued or outstanding.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The stock repurchase activity under our stock repurchase programs during 2020 was as follows (in millions, except per share amounts):

	Shares Repurchased (1)	Average Price per Share (2)	Value of Shares Repurchased (2)	Remaining Amount Authorized
Balance as of January 1, 2020				$2,151
Authorization of additional plan in January 2020				5,000
Repurchase of shares of common stock	50	$42.09	$2,118	(2,118)
Accelerated share repurchases	74	$40.77	$3,000	(3,000)
Balance as of December 31, 2020				$2,033

(1)These repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. None of the repurchased shares of common stock have been retired.
(2)Excludes broker commissions.

In February 2021, our Board authorized an additional $4.0 billion stock repurchase program, with no expiration from the date of authorization.

Dividends

The company paid a total of $447 million and $473 million in cash dividends during the years ended December 31, 2020 and December 31, 2019, respectively. In February 2021, we declared a cash dividend of $0.18 per share of common stock to be paid on March 19, 2021 to stockholders of record as of March 1, 2021.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15 – Employee Benefit Plans

Equity Incentive Plans

We have equity incentive plans under which we grant equity awards, including stock options, restricted stock units (“RSUs”), performance-based restricted stock units (“PBRSUs”), stock payment awards, performance share units and total shareholder return performance share units (“TSR PSUs”), to our directors, officers and employees. As of December 31, 2020, 755 million shares were authorized under our equity incentive plans and 46 million shares were available for future grant.

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

In 2020, 2019 and 2018, certain executives were eligible to receive PBRSUs. PBRSU awards are subject to performance and time-based vesting requirements. The target number of shares subject to the PBRSU award are adjusted based on our business performance measured against the performance goals approved by the Compensation Committee at the beginning of the performance period. Generally, if the performance criteria are satisfied, one-half of the award vests in March following the end of the performance period and the other half of the award vests in March of the following year.

During 2020, our Chief Executive Officer was granted TSR PSUs with performance and time-based vesting requirements. The number of stock units ultimately received will depend on our total shareholder return relative to that of the S&P 500 index over two and three year measurement periods. The target number of shares will be divided into two tranches, with each tranche corresponding to 50% of the target shares. The first tranche will vest in full on the second anniversary of the grant date and second tranche will vest on the third anniversary of the grant date.

Deferred Stock Units

Prior to December 31, 2016, we granted deferred stock units to each non-employee director (other than Mr. Omidyar) at the time of our annual meeting of stockholders and to new non-employee directors upon their election to the Board. Each deferred stock unit award granted to a new non-employee director upon election to the Board vests 25% one year from the date of grant, and at a rate of 2.08% per month thereafter. In addition, directors were permitted to elect to receive, in lieu of annual retainer and committee chair fees and at the time these fees would otherwise be payable, fully vested deferred stock units with an initial value equal to the amount based on the fair market value of common stock at the date of grant. Following termination of a non-employee director’s service on the Board, deferred stock units granted prior to August 1, 2013 are payable in stock or cash (at our election), while deferred stock units granted on or after August 1, 2013 are payable solely in stock. As of December 31, 2020, there were approximately 109,993 deferred stock units outstanding, which are included in our restricted stock unit activity below. As of December 31, 2016, we no longer grant deferred stock units.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (“ESPP”) for all eligible employees. Under the plan, shares of our common stock may be purchased over an offering period with a maximum duration of two years at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last day of the six-month purchase period. Employees may purchase shares having a value not exceeding 10% of their eligible compensation during an offering period. During 2020, 2019 and 2018, employees purchased approximately 3 million, 3 million and 4 million shares under this plan at average prices of $25.93, $25.24 and $23.82 per share, respectively. As of December 31, 2020, approximately 6 million shares of common stock were reserved for future issuance.

Stock Option Activity

No stock options were granted in 2020, 2019 and 2018.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2020, 2019 and 2018, the aggregate intrinsic value of options exercised under our equity incentive plans was $15 million, $20 million and $18 million, respectively, determined as of the date of option exercise.

Restricted Stock Unit Activity

The following table presents RSU activity (including PBRSUs that have been earned) under our equity incentive plans as of and for the year ended December 31, 2020 (in millions except per share amounts):

	Units (1)	Weighted Average Grant-Date Fair Value (per share)
Outstanding as of January 1, 2020	28	$36.82
Awarded and assumed	16	$33.26
Vested	(12)	$34.53
Forfeited	(7)	$35.98
Outstanding as of December 31, 2020	25	$35.85
Expected to vest as of December 31, 2020	20
(1) Activity presented is inclusive of units granted to employees of our Classifieds business.

During 2020, 2019 and 2018, the aggregate intrinsic value of RSUs vested under our equity incentive plans was $552 million, $609 million and $684 million, respectively.

Stock-Based Compensation Expense

The following table presents stock-based compensation expense from continuing operations (in millions):

	Year Ended December 31,
	2020	2019	2018
Cost of net revenues	$43	$46	$48
Sales and marketing	89	76	91
Product development	159	169	169
General and administrative	140	140	157
Total stock-based compensation expense	$431	$431	$465
Capitalized in product development	$15	$14	$14

As of December 31, 2020, there was approximately $682 million of unearned stock-based compensation that will be expensed from 2021 through 2025. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel all or a portion of the remaining unearned stock-based compensation expense. Future unearned stock-based compensation will increase to the extent we grant additional equity awards, change the mix of grants between stock options and restricted stock units or assume unvested equity awards in connection with acquisitions.

Employee Savings Plans

We have a defined contribution plan, which is qualified under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 50% of their eligible compensation, but not more than statutory limits. In 2020, 2019 and 2018, we contributed one dollar for each dollar a participant contributed, with a maximum contribution of 4% of each employee’s eligible compensation, subject to a maximum employer contribution of $11,400, $11,200 and $11,000 per employee for each period, respectively. Our non-U.S. employees are covered by various other savings plans. Total expense for these plans was $52 million, $51 million and $49 million in 2020, 2019 and 2018, respectively.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16 – Income Taxes

The components of pretax income for the years ended December 31, 2020, 2019 and 2018 are as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
United States	$1,163	$177	$144
International	2,257	1,572	2,105
	$3,420	$1,749	$2,249

The provision (benefit) for income taxes is comprised of the following (in millions):

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$252	$35	$34
State and local	87	23	22
Foreign	131	180	169
	$470	$238	$225
Deferred:
Federal	$(73)	$(149)	$(458)
State and local	(8)	(44)	(10)
Foreign	489	188	364
	408	(5)	(104)
	$878	$233	$121

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate of 21% to income before income taxes (in millions):

	Year Ended December 31,
	2020	2019	2018
Provision at statutory rate	$718	$367	$472
Foreign income taxed at different rates	21	16	(30)
Other taxes on foreign operations	19	(33)	24
Stock-based compensation	(1)	(1)	5
State taxes, net of federal benefit	80	(24)	8
Research and other tax credits	(28)	(29)	(26)
Impact of tax rate change	43	(21)	108
U.S. tax reform	—	—	(429)
Effective settlement of audits	—	(69)	—
Other	26	27	(11)
	$878	$233	$121

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to be reversed. Significant deferred tax assets and liabilities consist of the following (in millions):

	As of December 31,
	2020	2019
Deferred tax assets:
Net operating loss, capital loss and credits	$174	$124
Accruals and allowances	427	220
Stock-based compensation	10	14
Amortizable tax basis in intangibles	3,470	3,916
Net deferred tax assets	4,081	4,274
Valuation allowance	(149)	(96)
	$3,932	$4,178
Deferred tax liabilities:
Unremitted foreign earnings	$(2,177)	$(2,328)
Acquisition-related intangibles	(36)	(31)
Depreciation and amortization	(237)	(131)
Net unrealized gain on investments	(306)	(63)
	(2,756)	(2,553)
	$1,176	$1,625

As of December 31, 2020, our federal, state and foreign net operating loss carryforwards for income tax purposes were approximately $10 million, $52 million and $315 million, respectively. The federal and state net operating loss carryforwards are subject to various limitations under Section 382 of the Internal Revenue Code and applicable state tax laws. If not utilized, the federal and state net operating loss carryforwards will begin to expire in 2021 and 2023, respectively. The carryforward periods on our foreign net operating loss carryforwards are as follows: $5 million do not expire and $310 million are subject to valuation allowance and begin to expire in 2021. As of December 31, 2020, state tax credit carryforwards for income tax purposes were approximately $161 million. Most of the state tax credits carry forward indefinitely.

As of December 31, 2020 and 2019, we maintained a valuation allowance with respect to certain of our deferred tax assets relating primarily to operating losses in certain non-U.S. jurisdictions and certain state tax credits that we believe are not likely to be realized.

We recognized the tax consequences of all foreign unremitted earnings and management has no specific plans to indefinitely reinvest the unremitted earnings of our foreign subsidiaries as of the balance sheet date. Accordingly, as of December 31, 2020 and 2019, $791 million and $884 million, respectively, of our liability for deemed repatriation of foreign earnings was included in other liabilities on our consolidated balance sheet. We have not provided for deferred taxes on outside basis differences in our investments in our foreign subsidiaries that are unrelated to unremitted earnings. With the exception of our Classifieds entities recognized in discontinued operations, these basis differences will be indefinitely reinvested. A determination of the unrecognized deferred taxes related to these other components of our outside basis difference is not practicable. In connection with the intent to sell the Classifieds business as discussed in “Note 1 – The Company and Summary of Significant Accounting Policies”, we assessed the outside basis differences relating to Classifieds and determined that no material deferred taxes need to be provided on the difference as of December 31, 2020.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects changes in unrecognized tax benefits for the years ended December 31, 2020, 2019 and 2018 (in millions):

	2020	2019	2018
Gross amounts of unrecognized tax benefits as of the beginning of the period	$387	$544	$487
Increases related to prior period tax positions	30	37	62
Decreases related to prior period tax positions	(15)	(114)	(10)
Increases related to current period tax positions	39	28	23
Settlements	(21)	(108)	(18)
Gross amounts of unrecognized tax benefits as of the end of the period	$420	$387	$544

Included within our gross amounts of unrecognized tax benefits of $420 million as of December 31, 2020 is $50 million of unrecognized tax benefits indemnified by PayPal. If total unrecognized tax benefits were realized in a future period, it would result in a tax benefit of $295 million. Of this amount, approximately $47 million of unrecognized tax benefit is indemnified by PayPal and a corresponding receivable would be reduced upon a future realization. As of December 31, 2020, our liabilities for unrecognized tax benefits were included in other liabilities on our consolidated balance sheet.

We recognize interest and/or penalties related to uncertain tax positions in income tax expense. In 2020, a $10 million benefit was included in tax expense for interest and penalties. The amount of interest and penalties accrued as of December 31, 2020 and 2019 was approximately $39 million and $46 million, respectively.

We are subject to both direct and indirect taxation in the U.S. and various states and foreign jurisdictions. We are under examination by certain tax authorities for the 2010 to 2019 tax years. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these or other examinations. The material jurisdictions where we are subject to potential examination by tax authorities for tax years after 2009 include, among others, the U.S. (Federal and California), Germany, Korea, Israel, Switzerland and the United Kingdom.

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

Note 17 – Interest and Other, Net

The components of interest and other, net for the years ended December 31, 2020, 2019 and 2018 are as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Interest income	$39	$120	$176
Interest expense	(305)	(311)	(326)
Gains on investments and sale of business (1)	1,007	80	663
Other	(32)	(1)	(16)
Total interest and other, net	$709	$(112)	$497
(1)Gains on investments and sale of business includes: (i) 2020 included a $770 million gain recognized due to the change in fair value of the Adyen warrant, $239 million upward adjustment recognized for our investment in Kakao Bank, $40 million impairment recorded on an investment and $37 million gain for the receipt of proceeds that were held in escrow related to a long-term investment that was sold in 2018; (ii) 2019 included a $52 million loss recorded on the divestiture of brands4friends and a $133 million gain recognized due to the change in fair value of the Adyen warrant; and (iii) 2018 included a $313 million gain on the sale of our equity investment in Flipkart, a $266 million gain recognized upon the relinquishment of our equity investment in Giosis and a $104 million gain recognized due to the change in fair value of the Adyen warrant.

Note 18 – Accumulated Other Comprehensive Income

The following tables summarize the changes in AOCI for the years ended December 31, 2020 and 2019 (in millions):

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2019	$(9)	$5	$363	$25	$384
Other comprehensive income (loss) before reclassifications	(61)	—	291	14	244
Less: Amount of gain (loss) reclassified from AOCI	15	—	—	(3)	12
Net current period other comprehensive income (loss)	(76)	—	291	17	232
Balance as of December 31, 2020	$(85)	$5	$654	$42	$616

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2018	$68	$(56)	$462	$24	$498
Other comprehensive income (loss) before reclassifications	4	61	(99)	(16)	(50)
Less: Amount of gain (loss) reclassified from AOCI	81	—	—	(17)	64
Net current period other comprehensive income (loss)	(77)	61	(99)	1	(114)
Balance as of December 31, 2019	$(9)	$5	$363	$25	$384

The following table provides a summary of reclassifications out of AOCI for the years ended December 31, 2020 and 2019 (in millions):

Details about AOCI Components	Affected Line Item in the Statement of Income	Amount of Gain (Loss) Reclassified from AOCI
		2020	2019
Gains (losses) on cash flow hedges - foreign exchange contracts	Net Revenues	$15	$81
	Total, from continuing operations before income taxes	15	81
	Income tax provision	(3)	(17)
	Total, from continuing operations net of income taxes	12	64
	Total, from discontinued operations net of income taxes	—	—
	Total, net of income taxes	12	64

Total reclassifications for the period	Total, net of income taxes	$12	$64

Note 19 — Restructuring

The following table summarizes restructuring reserve activity during 2020 (in millions):

Employee Severance and Benefits
Accrued liability as of January 1, 2020	$28
Charges	6
Payments	(34)
Accrued liability as of December 31, 2020	$—

During the first quarter of 2020 we substantially completed the reduction in workforce that was approved by management during the fourth quarter of 2019. We incurred pre-tax restructuring charges of approximately $6 million primarily during the first quarter of 2020 in connection with the action taken in the fourth quarter of 2019.

During the first quarter of 2019, management approved a plan to drive operational improvement that included the reduction of workforce. The reduction was substantially completed in the first quarter of 2019 and resulted in pre-tax restructuring charges of approximately $39 million. During the fourth quarter of 2019, management approved a plan to drive operational improvement that included the reduction of workforce. We incurred a pre-tax charge of $25 million, which was primarily related to employee severance and benefits.

In June 2018, management approved a plan to implement a strategic reduction of our existing global workforce. The reduction was substantially completed in the second quarter of 2018 and resulted in pre-tax restructuring charges of approximately $69 million.

The restructuring charges incurred in 2020, 2019 and 2018 were aggregated in general and administrative expenses in the consolidated statement of income.

Supplementary Data — Quarterly Financial Data — Unaudited
The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters in the two year period ended December 31, 2020. This quarterly information has been prepared on the same basis as the Consolidated Financial Statements and includes all adjustments necessary to state fairly the information for the periods presented. Prior period quarterly information has been recast to reflect results of our previous StubHub business and our Classifieds business as discontinued operations.
Quarterly Financial Data
(Unaudited, in millions, except per share amounts)

	Quarter Ended
	March 31	June 30	September 30	December 31
2020
Net revenues	$2,129	$2,668	$2,606	$2,868
Gross profit	$1,627	$2,095	$1,950	$2,126
Income from continuing operations	$431	$709	$621	$781
Income (loss) from discontinued operations, net of income taxes	$2,981	$37	$43	$64
Net income (loss)	$3,412	$746	$664	$845
Income (loss) per share - basic:
Continuing operations	$0.57	$1.01	$0.89	$1.14
Discontinued operations	3.96	0.05	0.06	0.09
Net income (loss) per share - basic	$4.53	$1.06	$0.95	$1.23
Income (loss) per share - diluted:
Continuing operations	$0.57	$1.00	$0.88	$1.12
Discontinued operations	3.94	0.05	0.06	0.09
Net income (loss) per share - diluted	$4.51	$1.05	$0.94	$1.21
Weighted-average shares:
Basic	753	703	696	688
Diluted	757	711	708	697

	Quarter Ended
	March 31	June 30	September 30	December 31
2019
Net revenues	$2,161	$2,156	$2,083	$2,236
Gross profit	$1,643	$1,624	$1,553	$1,680
Income from continuing operations	$460	$377	$210	$469
Income (loss) from discontinued operations, net of income taxes	$58	$25	$100	$87
Net income (loss)	$518	$402	$310	$556
Income per share - basic:
Continuing operations	$0.51	$0.44	$0.25	$0.58
Discontinued operations	0.07	0.03	0.12	0.11
Net income (loss) per share - basic	$0.58	$0.47	$0.37	$0.69
Income (loss) per share - diluted:
Continuing operations	$0.51	$0.43	$0.25	$0.58
Discontinued operations	0.06	0.03	0.12	0.11
Net income (loss) per share - diluted	$0.57	$0.46	$0.37	$0.69
Weighted-average shares:
Basic	900	860	830	807
Diluted	908	867	837	812

eBay Inc.
FINANCIAL STATEMENT SCHEDULE
The Financial Statement Schedule II — VALUATION AND QUALIFYING ACCOUNTS for continuing operations as of and for the years ended December 31, 2020, 2019 and 2018.

	Balance at Beginning of Period	Charged/Credited to Net Income	Charged to Other Account	Charges Utilized/Write-offs	Balance at End of Period
	(In millions)
Allowances for Doubtful Accounts
Year Ended December 31, 2018	$64	$85	$—	$(84)	$65
Year Ended December 31, 2019	65	108	—	(91)	82
Year Ended December 31, 2020	$82	$133	$—	$(118)	$97

Allowance for Authorized Credits
Year Ended December 31, 2018	$29	$2	$—	$—	$31
Year Ended December 31, 2019	31	(3)	—	—	28
Year Ended December 31, 2020	$28	$11	$—	$—	$39

Allowance for Transaction Losses
Year Ended December 31, 2018	$21	$162	$—	$(159)	$24
Year Ended December 31, 2019	24	154	—	(155)	23
Year Ended December 31, 2020	$23	$198	$—	$(188)	$33

Tax Valuation Allowance
Year Ended December 31, 2018	$15	$34	$13	$—	$62
Year Ended December 31, 2019	62	42	(1)	(7)	96
Year Ended December 31, 2020	$96	$53	$—	$—	$149

INDEX TO EXHIBITS

No.	Exhibit Description	Filed or Furnished with this 10-K	Incorporated by Reference
			Form	File No.	Date Filed

2.01	Separation and Distribution Agreement by and between Registrant and PayPal Holdings, Inc. dated as of June 26, 2015.		8-K	000-24821	6/30/2015

2.02*	Stock Purchase Agreement, dated as of November 24, 2019 by and among eBay Inc., eBay International AG, PUG LLC, and solely for the purposes set forth therein, Pugnacious Endeavors, Inc.		8-K	001-37713	11/25/2019

2.03	Transaction Agreement, dated as of July 20, 2020 by and between eBay Inc., and Adevinta ASA.		8-K	001-37713	7/22/2020

2.04	Letter Agreement, dated as of October 16, 2020, amending Transaction Agreement, dated as of July 20, 2020, by and between eBay Inc., and Adevinta ASA.	X

3.01	Registrant’s Amended and Restated Certificate of Incorporation.		10-Q	001-37713	7/18/2019

3.02	Registrant’s Amended and Restated Bylaws.		10-Q	001-37713	7/18/2019

4.01	Form of Specimen Certificate for Registrant’s Common Stock.		S-1	333-59097	8/19/1998

4.02	Indenture dated as of October 28, 2010 between Registrant and Wells Fargo Bank, National Association, as trustee.		8-K	000-24821	10/28/2010

4.03	Supplemental Indenture dated as of October 28, 2010 between Registrant and Wells Fargo Bank, National Association, as trustee.		8-K	000-24821	10/28/2010

4.04	Form of 3.250% Note due 2020 (included in Exhibit 4.03).		8-K	000-24821	10/28/2010

4.05	Officer’s Certificate dated July 24, 2012.		8-K	000-24821	7/24/2012

4.06	Forms of 2.600% Note due 2022 and 4.000% Note due 2042 (included in Exhibit 4.05).		8-K	000-24821	7/24/2012

4.07	Officer’s Certificate dated July 28, 2014.		8-K	000-24821	7/28/2014

4.08	Forms of 2.875% Note due 2021 and 3.450% Note due 2024 (included in Exhibit 4.07).		8-K	000-24821	7/28/2014

4.09	Officer’s Certificate dated February 29, 2016.		8-K	000-24821	2/29/2016

4.10	Form of 6.00% Note due 2056 (included in Exhibit 4.09).		8-K	000-24821	2/29/2016

4.11	Officer’s Certificate dated March 9, 2016.		8-K	001-37713	3/9/2016

4.12	Form of 3.800% Note due 2022 (included in Exhibit 4.11).		8-K	001-37713	3/9/2016

4.13	Officer’s Certificate dated June 6, 2017.		8-K	001-37713	6/6/2017

4.14	Form of Floating Rate Note due 2023, 2.150% Note due 2020, 2.750% Note due 2023 and 3.600% Note due 2027 (included in Exhibit 4.13).		8-K	001-37713	6/6/2017

4.15	Officer’s Certificate dated March 11, 2020.		8-K	001-37713	3/11/2020

4.16	Form of Note due 2025, 1.900% and Note due 2030, 2.700% (included in Exhibit 4.15).		8-K	001-37713	3/11/2020

4.17	Officer’s Certificate dated June 15, 2020.		8-K	001-37713	6/15/2020

4.18	Form of Note due 2025, 1.900% and Note due 2030, 2.700% (included in Exhibit 4.17).		8-K	001-37713	6/15/2020

4.19	Description of Securities.		10-K	001-37713	1/31/2020

10.01+	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers.		S-1	333-59097	7/15/1998

No.	Exhibit Description	Filed or Furnished with this 10-K	Incorporated by Reference
			Form	File No.	Date Filed
10.02+	Registrant’s 2003 Deferred Stock Unit Plan, as amended.		10-K	000-24821	2/28/2007

10.03+	Amendment to Registrant’s 2003 Deferred Stock Unit Plan, effective April 2, 2012.		10-Q	000-24821	7/19/2012

10.04+	Form of Director Award Agreement under Registrant’s 2003 Deferred Stock Unit Plan.		10-Q	000-24821	7/19/2012

10.05+	Form of Electing Director Award Agreement under Registrant’s 2003 Deferred Stock Unit Plan.		10-Q	000-24821	7/19/2012

10.06+	Form of New Director Award Agreement under Registrant’s 2003 Deferred Stock Unit Plan.		10-Q	000-24821	7/19/2012

10.07+	Form of 2003 Deferred Stock Unit Plan Restricted Stock Unit Grant Notice and Agreement.		10-Q/A	000-24821	4/24/2008

10.08+	Registrant’s 2008 Equity Incentive Award Plan, as amended and restated.		8-K	001-37713	4/27/2016

10.09+	Form of Restricted Stock Unit Award Agreement under Registrant’s 2003 Deferred Stock Unit Plan and Registrant’s 2008 Equity Incentive Plan.		10-Q	000-24821	7/19/2012

10.10+	Form of Restricted Stock Unit Award Agreement (with Modified Vesting) under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	7/19/2012

10.11+	Form of Stock Option Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	7/19/2012

10.12+	Form of Stock Option Agreement (with Modified Vesting) under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	7/19/2012

10.13+	Form of Director Deferred Stock Unit Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	7/19/2012

10.14+	Amended and Restated eBay Incentive Plan.		8-K	000-24821	5/5/2015

10.15+	eBay Inc. Deferred Compensation Plan, as amended and restated effective April 1, 2018.		10-K	001-37713	1/30/2019

10.16+	eBay Inc. Employee Stock Purchase Plan.		DEF 14A	000-24821	3/19/2012

10.17	Credit Agreement, dated as of November 9, 2015, by and among Registrant, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto.		8-K	000-24821	11/12/2015

10.18+	Form of New Director Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	4/19/2013

10.19+	Form of Director Annual Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	4/19/2013

10.20+	Form of Electing Director Quarterly Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	4/19/2013

10.21+	Form of Global Stock Option Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	7/18/2014

10.22+	Form of Global Restricted Stock Unit Agreement (and Performance-Based Restricted Stock Unit Agreement) under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	7/18/2014

10.23+	Form of Performance Based Restricted Stock Unit Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	001-37713	4/27/2016

10.24+	Form of Stock Payment Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	001-37713	7/21/2016

10.25+	Form of Director Restricted Stock Unit Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	001-37713	7/21/2016

No.	Exhibit Description	Filed or Furnished with this 10-K	Incorporated by Reference
			Form	File No.	Date Filed
10.26+	Form of Performance Based Restricted Stock Unit Award Grant Notice and Performance Based Restricted Stock Unit Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-K	001-37713	1/30/2019

10.27+	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-K	001-37713	1/30/2019

10.28+	Notice Regarding Payment of Dividend Equivalents on Restricted Stock Units and Performance-Based Restricted Stock Units under Registrant’s 2008 Equity Incentive Award Plan.		10-K	001-37713	1/30/2019

10.29	Amendment dated June 30, 2016, to the Operating Agreement by and among Registrant, eBay International AG, PayPal Holdings, Inc., PayPal, Inc., PayPal Pte. Ltd. and PayPal Payments Pte. Holdings S.C.S.		10-Q	001-37713	7/21/2016

10.30+	Operating Agreement, dated as of July 17, 2015, by and among Registrant, eBay International AG, PayPal Holdings, Inc., PayPal, Inc., PayPal Pte. Ltd. and PayPal Payments Pte. Holdings S.C.S.		8-K	000-24821	7/20/2015

10.31+	Transition Services Agreement, dated as of July 17, 2015, by and between Registrant and PayPal Holdings, Inc.		8-K	000-24821	7/20/2015

10.32+	Tax Matters Agreement, dated as of July 17, 2015, by and between Registrant and PayPal Holdings, Inc.		8-K	000-24821	7/20/2015

10.33+	Employee Matters Agreement, dated as of July 17, 2015, by and between Registrant and PayPal Holdings, Inc.		8-K	000-24821	7/20/2015

10.34+
Intellectual Property Matters Agreement, dated as of July 17, 2015, by and among Registrant, eBay International AG, PayPal Holdings, Inc., PayPal, Inc., PayPal Pte. Ltd. and PayPal Payments Pte. Holdings S.C.S.
			8-K	000-24821	7/20/2015

10.35+	Letter dated September 30, 2014 from Registrant to Scott Schenkel.		10-Q	000-24821	7/21/2015

10.36+	Offer Letter dated April 2, 2015 between Registrant and Marie Oh Huber.		10-Q	001-37713	4/27/2016

10.37+	Offer Letter dated February 1, 2017, between Registrant and Wendy Jones.		10-Q	001-37713	7/18/2019

10.38+	Offer Letter dated July 3, 2018, between Registrant and Wendy Jones.		10-Q	001-37713	7/18/2019

10.39+	Letter Agreement between Scott Schenkel and eBay Inc., dated October 11, 2019.		8-K	001-37713	10/16/2019

10.40+	Letter Agreement between Andrew Cring and eBay Inc., dated October 11, 2019.		8-K	001-37713	10/16/2019

10.41	Offer Letter dated June 25, 2019 between Registrant and Jae Hyun Lee.		10-Q	001-37713	10/24/2019

10.42	Credit Agreement, dated as of March 6, 2020, by and among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent and the other parties thereto.		8-K	001-37713	3/11/2020

10.43	Master Confirmation - Accelerated share repurchase agreement dated February 13, 2020 between eBay Inc. and Citibank N.A.		10-Q	001-37713	4/30/2020

10.44	Master Confirmation - Accelerated share repurchase agreement dated February 13, 2020 between eBay Inc. and Morgan Stanley & Co, LLC		10-Q	001-37713	4/30/2020

10.45	Master Confirmation - Accelerated share repurchase agreement dated February 13, 2020 between eBay Inc. and HSBC Bank USA, National Association		10-Q	001-37713	4/30/2020

No.	Exhibit Description	Filed or Furnished with this 10-K	Incorporated by Reference
			Form	File No.	Date Filed
10.46+	Offer Letter dated July 7, 2019 between Registrant and Peter Thompson.		10-Q	001-37713	4/30/2020

10.47+	Offer Letter dated May 1, 2015 between Registrant and Kristin Yetto.		10-Q	001-37713	4/30/2020

10.48+	Letter Agreement between Jamie Iannone and eBay Inc., dated April 12, 2020.		10-Q	001-37713	7/29/2020

10.49+	Letter Agreement between Scott Schenkel and eBay Inc., dated April 13, 2020.		10-Q	001-37713	7/29/2020

10.50+	Amended and Restated eBay Inc. SVP and Above Standard Severance Plan, effective April 11, 2020.		10-Q	001-37713	7/29/2020

10.51+	Amended and Restated eBay Inc. Change in Control Severance Plan, effective April 11, 2020.		10-Q	001-37713	7/29/2020

10.52+	Letter Agreement between Andy Cring and eBay Inc., dated July 1, 2020.		10-Q	001-37713	10/29/2020

10.53+	Amended and Restated eBay Incentive Plan	X	10-K	001-37713	2/4/2020

21.01	List of Subsidiaries.	X

23.01	PricewaterhouseCoopers LLP consent.	X

24.01	Power of Attorney (see signature page).	X

31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.02	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.01	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.02	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X
*    Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission upon request.
+    Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 4, 2021.

eBay Inc.

By:	/s/ Jamie Iannone
Jamie Iannone
Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jamie Iannone, Andy Cring, Brian J. Doerger and Marie Oh Huber and each or any one of them, each with the power of substitution, his or her attorney-in-fact, to sign any amendments to this report, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 4, 2021.

Principal Executive Officer and Director:		Principal Financial Officer:

By:	/s/ Jamie Iannone	By:	/s/ Andy Cring
	Jamie Iannone		Andy Cring
	Chief Executive Officer		Interim Chief Financial Officer

Principal Accounting Officer:

		By:	/s/ Brian J. Doerger
Brian J. Doerger
Vice President, Chief Accounting Officer

Additional Directors

By:	/s/ Paul S. Pressler	By:	/s/ Anthony J. Bates
	Paul S. Pressler		Anthony J. Bates
	Chairman of the Board and Director		Director

By:	/s/ Adriane Brown	By:	/s/ Diana Farrell
	Adriane Brown		Diana Farrell
	Director		Director

By:	/s/ Logan D. Green	By:	/s/ Bonnie S. Hammer
	Logan D. Green		Bonnie S. Hammer
	Director		Director

By:	/s/ E. Carol Hayles	By:	/s/ Kathleen C. Mitic
	E. Carol Hayles		Kathleen C. Mitic
	Director		Director

By:	/s/ Matthew J. Murphy	By:	/s/ Mohak Shroff
	Matthew J. Murphy		Mohak Shroff
	Director		Director

By:	/s/ Robert H. Swan	By:	/s/ Perry M. Traquina
	Robert H. Swan		Perry M. Traquina
	Director		Director