Form 10-Q
period 2021-03-31
EBAY INC
filed 2021-04-29
CIK 1065088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒
As of April 26, 2021, there were 681,261,636 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PART I: FINANCIAL INFORMATION
Item 1:    Financial Statements
eBay Inc.
CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2021	December 31, 2020
	(In millions, except par value)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,667	$1,428
Short-term investments	1,700	2,398
Accounts receivable, net of allowance for doubtful accounts of $86 and $97	348	412
Customer accounts and funds receivable	1,016	939
Other current assets	789	825
Current assets held for sale	1,171	1,188
Total current assets	6,691	7,190
Long-term investments	1,059	833
Property and equipment, net	1,321	1,358
Goodwill	4,591	4,675
Intangible assets, net	5	12
Operating lease right-of-use assets	477	509
Deferred tax assets	3,448	3,537
Warrant asset	1,015	1,051
Other assets	124	145
Total assets	$18,731	$19,310
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$1,172	$18
Accounts payable	324	332
Customer accounts and funds payable	1,073	1,052
Accrued expenses and other current liabilities	1,849	1,858
Deferred revenue	114	110
Income taxes payable	135	180
Current liabilities held for sale	463	452
Total current liabilities	5,130	4,002
Operating lease liabilities	344	380
Deferred tax liabilities	2,381	2,359
Long-term debt	5,855	7,745
Other liabilities	1,251	1,263
Total liabilities	14,961	15,749
Commitments and Contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value; 3,580 shares authorized; 681 and 684 shares outstanding	2	2
Additional paid-in capital	16,546	16,497
Treasury stock at cost, 1,027 and 1,021 shares	(36,807)	(36,515)
Retained earnings	23,476	22,961
Accumulated other comprehensive income	553	616
Total stockholders’ equity	3,770	3,561
Total liabilities and stockholders’ equity	$18,731	$19,310

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended March 31,
	2021	2020
	(In millions, except per share amounts)
	(Unaudited)
Net revenues	$3,023	$2,129
Cost of net revenues	823	502
Gross profit	2,200	1,627
Operating expenses:
Sales and marketing	687	520
Product development	318	232
General and administrative	258	207
Provision for transaction losses	88	96
Amortization of acquired intangible assets	7	7
Total operating expenses	1,358	1,062
Income from operations	842	565
Interest and other, net	(117)	1
Income from continuing operations before income taxes	725	566
Income tax provision	(156)	(135)
Income from continuing operations	569	431
Income from discontinued operations, net of income taxes	72	2,981
Net income	$641	$3,412

Income per share - basic:
Continuing operations	$0.84	$0.57
Discontinued operations	0.10	3.96
Net income per share - basic	$0.94	$4.53

Income per share - diluted:
Continuing operations	$0.82	$0.57
Discontinued operations	0.10	3.94
Net income per share - diluted	$0.92	$4.51

Weighted-average shares:
Basic	681	753
Diluted	693	757

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2021	2020
	(In millions)
	(Unaudited)
Net income	$641	$3,412
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation gains (losses)	(117)	(113)
Unrealized gains (losses) on investments, net	(3)	(31)
Tax benefit (expense) on unrealized gains (losses) on investments, net	—	8
Unrealized gains (losses) on hedging activities, net	74	47
Tax benefit (expense) on unrealized gains (losses) on hedging activities, net	(17)	(10)
Other comprehensive income (loss), net of tax	(63)	(99)
Comprehensive income	$578	$3,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Three Months Ended March 31,
	2021	2020
	(In millions, except per share amounts)
	(Unaudited)
Common stock:
Balance, beginning of period	$2	$2
Common stock issued	—	—
Common stock repurchased	—	—
Balance, end of period	2	2
Additional paid-in-capital:
Balance, beginning of period	16,497	16,126
Common stock and stock-based awards issued	1	4
Tax withholdings related to net share settlements of restricted stock units and awards	(69)	(40)
Stock-based compensation	116	94
Forward contract for share repurchase	—	(450)
Other	1	(11)
Balance, end of period	16,546	15,723
Treasury stock at cost:
Balance, beginning of period	(36,515)	(31,396)
Common stock repurchased	(292)	(3,550)
Balance, end of period	(36,807)	(34,946)
Retained earnings:
Balance, beginning of period	22,961	17,754
Net income	641	3,412
Dividends and dividend equivalents declared	(126)	(115)
Balance, end of period	23,476	21,051
Accumulated other comprehensive income:
Balance, beginning of period	616	384
Foreign currency translation adjustment	(117)	(113)
Change in unrealized gains (losses) on investments	(3)	(31)
Change in unrealized gains (losses) on derivative instruments	74	47
Tax benefit (provision) on above items	(17)	(2)
Balance, end of period	553	285
Total stockholders’ equity	$3,770	$2,115

Dividends and dividend equivalents declared per share or restricted stock unit	$0.18	$0.16

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2021	2020
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income	$641	$3,412
(Income) loss from discontinued operations, net of income taxes	(72)	(2,981)
Adjustments:
Provision for transaction losses	88	96
Depreciation and amortization	140	141
Stock-based compensation	106	92
(Gain) loss on investments, net	(1)	(38)
Deferred income taxes	95	49
Change in fair value of warrant	36	(12)
(Gain) loss on extinguishment of debt	10	—
Changes in assets and liabilities, net of acquisition effects	(105)	(145)
Net cash provided by continuing operating activities	938	614
Net cash provided by (used in) discontinued operating activities	104	(22)
Net cash provided by operating activities	1,042	592
Cash flows from investing activities:
Purchases of property and equipment	(83)	(97)
Purchases of investments	(3,424)	(10,705)
Maturities and sales of investments	3,772	9,195
Other	1	39
Net cash provided by (used in) continuing investing activities	266	(1,568)
Net cash provided by (used in) discontinued investing activities	(1)	4,074
Net cash provided by investing activities	265	2,506
Cash flows from financing activities:
Proceeds from issuance of common stock	—	5
Repurchases of common stock	(304)	(3,997)
Payments for taxes related to net share settlements of restricted stock units and awards	(20)	(40)
Payments for dividends	(122)	(114)
Proceeds from issuance of long-term debt, net	—	994
Repayment of debt	(1,156)	—
Net borrowings under commercial paper program	400	—
Net funds receivable and payable activity	32	—
Other	1	(7)
Net cash used in continuing financing activities	(1,169)	(3,159)
Net cash used in discontinued financing activities	—	(2)
Net cash used in financing activities	(1,169)	(3,161)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(11)	(34)
Net increase (decrease) in cash, cash equivalents and restricted cash	127	(97)
Cash, cash equivalents and restricted cash at beginning of period	1,594	996
Cash, cash equivalents and restricted cash at end of period	$1,721	$899
Less: Cash, cash equivalents and restricted cash of held for sale business	31	16
Cash, cash equivalents and restricted cash of continuing operations at end of period	$1,690	$883

Supplemental cash flow disclosures:
Cash paid for:
Interest	$104	$90
Interest on finance lease obligations	$—	$3
Income taxes	$93	$42

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — The Company and Summary of Significant Accounting Policies

The Company

eBay Inc. is a global commerce leader, which includes our Marketplace platforms. Founded in 1995 in San Jose, California, eBay is one of the world’s largest and most vibrant marketplaces for discovering great value and unique selection. Collectively, we connect millions of buyers and sellers around the world, empowering people and creating opportunity for all through our technology. Our technologies and services are designed to give buyers choice and a breadth of relevant inventory and to enable sellers worldwide to organize and offer their inventory for sale, virtually anytime and anywhere.

When we refer to “we,” “our,” “us,” the “Company” or “eBay” in this Quarterly Report on Form 10-Q, we mean the current Delaware corporation (eBay Inc.) and its consolidated subsidiaries, unless otherwise expressly stated or the context otherwise requires.

On July 20, 2020, we entered into a definitive agreement with Adevinta ASA (“Adevinta”) to transfer our Classifieds business to Adevinta for $2.5 billion in cash, subject to certain adjustments, and approximately 540 million shares in Adevinta. Together, the total consideration payable under the definitive agreement is valued at approximately $9.2 billion, based on the closing trading price of Adevinta’s outstanding shares on the Oslo Stock Exchange on July 17, 2020. We believe the transaction will close in the second quarter of 2021. Completion of the transaction is subject to certain conditions, including receipt of certain regulatory approvals and other customary closing conditions. If the conditions to the closing of the transfer of Classifieds are neither satisfied nor, where permissible, waived on a timely basis or at all, we may be unable to complete the transfer of Classifieds or such completion may be delayed beyond our expected timeline. As a result of entering into a definitive agreement, we have classified the related assets and liabilities associated with our Classifieds business as held for sale in our condensed consolidated balance sheet. The results of our Classifieds business have been presented as discontinued operations in our condensed consolidated statement of income for all periods presented as the transfer represents a strategic shift in our business that has a major effect on our operations and financial results. See “Note 3 – Discontinued Operations” for additional information.

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
adjusted upon the occurrence of an observable price change in an orderly transaction for identical or similar instruments or impairment.

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2020. We have evaluated all subsequent events through the date these condensed consolidated financial statements were issued. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the condensed consolidated financial position, results of operations and cash flows for these interim periods.

Significant Accounting Policies

Notwithstanding the updates to our policies below to include intermediation of managed payments, there were no significant changes to our significant accounting policies disclosed in “Note 1 – The Company and Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

We identified one performance obligation to sellers on our Marketplace platform, which is to connect buyers and sellers on our secure and trusted Marketplace platforms, including payment processing activities. Final value fees are recognized when an item is sold on a Marketplace platform, satisfying this performance obligation. There may be additional services available to Marketplace sellers, mainly to promote or feature listings, that are not distinct within the context of the contract. Accordingly, fees for these additional services are recognized when the single performance obligation is satisfied. Promoted listing fees are recognized when the item is sold and feature and listing fees are recognized when an item is sold, or when the contract expires.

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

Payment processor advances

Payment processor advances represent amounts prefunded to and held by payment processors in order to fund outflows in the normal course of the transaction lifecycle, including but not limited to payment processor fees, seller account payouts, and incentives such as coupons or gift cards. Payment processor advances are recorded within other current assets in our condensed consolidated balance sheet. Other accounts are used to collect and remit indirect taxes from the buyer to the local tax authorities and to transfer shipping label proceeds from the seller to the relevant shipping service providers. Generally, changes in balances that impact the determination of net income, such as payment processor fees and incentives are presented within operating activities in our condensed consolidated statement of cash flows. Changes in balances that pertain solely to payment intermediation activities (e.g. seller pay-out services) are presented within financing activities in our condensed consolidated statement of cash flows.

Customer accounts and funds receivable

These balances represent payments in transit and cash received and held by financial institutions and payment processors associated with marketplace activity and awaiting settlement or are installment collections from financial institutions.

We are exposed to credit losses from customer accounts and funds receivable balances held by third party financial institutions. We assess these balances for credit loss based on a review of the average period for which the funds are held, credit ratings of the financial institutions and by assessing the probability of default and loss given default models. At March 31, 2021, we did not record any credit-related loss.

Customer accounts and funds payable

These balances primarily represent the Company’s liability towards its customers to settle the funds from the completed transactions on the platform associated with marketplace activity.

Recently Adopted Accounting Pronouncements

In 2019, the Financial Accounting Standards Board (“FASB”) issued new guidance to simplify the accounting for income taxes by removing certain exceptions to the general principles and also simplification of areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements and interim recognition of enactment of tax laws or rate changes. The standard is effective for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those fiscal years. We adopted this guidance in the first quarter of 2021 with no material impact on our condensed consolidated financial statements.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
In 2020, the FASB issued new guidance to decrease diversity in practice and increase comparability for the accounting of certain equity securities and investments under the equity method of accounting. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. We adopted this guidance in the first quarter of 2021 with no material impact on our condensed consolidated financial statements.

Note 2 — Net Income Per Share

Basic net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding options and equity incentive awards is reflected in diluted net income per share by application of the treasury stock method. The calculation of diluted net income per share excludes all anti-dilutive common shares. The following table sets forth the computation of basic and diluted net income per share for the three months ended March 31, 2021 and 2020 (in millions, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator:
Income from continuing operations	$569	$431
Income from discontinued operations, net of income taxes	72	2,981
Net income	$641	$3,412
Denominator:
Weighted average shares of common stock - basic	681	753
Dilutive effect of equity incentive awards	12	4
Weighted average shares of common stock - diluted	693	757

Income per share - basic:
Continuing operations	$0.84	$0.57
Discontinued operations	0.10	3.96
Net income per share - basic	$0.94	$4.53
Income per share - diluted:
Continuing operations	$0.82	$0.57
Discontinued operations	0.10	3.94
Net income per share - diluted	$0.92	$4.51
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	1	15

Note 3 — Discontinued Operations

StubHub

On November 24, 2019, we entered into a stock purchase agreement with an affiliate of viagogo to sell our StubHub business. On February 13, 2020, we completed the sale of our StubHub business to an affiliate of viagogo for a purchase price of $4.05 billion in cash, subject to certain adjustments specified in the purchase agreement, including adjustments for indebtedness, cash, working capital and transaction expenses of StubHub at the closing of the transaction. The sale was completed for $4.1 billion in proceeds ($3.2 billion, net of income taxes of approximately $900 million) and a pre-tax gain of $3.9 billion within income from discontinued operations, both subject to working capital adjustments.

In connection with the sale of StubHub, we entered into a transition service agreement (“TSA”) with viagogo pursuant to which we are providing services, including, but not limited to, business support services for StubHub after the divestiture. These agreements commenced with the close of the transaction and have minimum initial terms ranging from 12 to 18 months and can be extended by viagogo for a maximum of 12 months. The estimated related fees in 2021 are $27 million for support services.

Classifieds

On July 20, 2020, we entered into a definitive agreement with Adevinta to transfer our Classifieds business to Adevinta for $2.5 billion in cash, subject to certain adjustments, and approximately 540 million shares in Adevinta. Together, the total consideration payable under the definitive agreement is valued at approximately $9.2 billion, based on the closing trading price of Adevinta’s outstanding shares on the Oslo Stock Exchange on July 17, 2020. We believe the transaction will close in the second quarter of 2021. Completion of the transaction is subject to certain conditions, including receipt of certain regulatory approvals and other customary closing conditions. We have classified the results of our Classifieds business as discontinued operations in our condensed consolidated statement of income for the periods presented. Additionally, the related assets and liabilities associated with the discontinued operations are classified as held for sale in our condensed consolidated balance sheet. The assets and liabilities as of March 31, 2021 are classified as current in our condensed consolidated balance sheet as we expect to close the transaction discussed above within one year.

The following table presents financial results from discontinued operations, net of income taxes in our condensed consolidated statement of income (in millions):

	Three Months Ended March 31,
	2021	2020 (1)
Classifieds income from discontinued operations, net of income taxes	$72	$54
StubHub income from discontinued operations, net of income taxes	—	2,928
PayPal and Enterprise (loss) from discontinued operations, net of income taxes	—	(1)
Income from discontinued operations, net of income taxes	$72	$2,981
(1) Includes StubHub financial results from January 1, 2020 to February 13, 2020, and includes the gain on sale recorded for the StubHub transaction.

The following table presents cash flows for discontinued operations (in millions):

	Three Months Ended March 31,
	2021	2020 (1)
Classifieds net cash provided by discontinued operating activities	$104	$88
StubHub net cash provided by (used in) discontinued operating activities	—	(110)
Net cash provided by (used in) discontinued operating activities	$104	$(22)

Classifieds net cash (used in) discontinued investing activities	$(1)	$(1)
StubHub net cash provided by (used in) discontinued investing activities	—	4,075
Net cash provided by (used in) discontinued investing activities	$(1)	$4,074

Classifieds net cash (used in) discontinued financing activities	$—	$(2)
Net cash (used in) discontinued financing activities	$—	$(2)
(1) Includes StubHub financial results from January 1, 2020 to February 13, 2020, and includes the gain on sale recorded for the StubHub transaction.

The financial results of StubHub are presented as income from discontinued operations, net of income taxes on our condensed consolidated statement of income. The following table presents the financial results of StubHub (in millions):

	Three Months Ended March 31,
	2021	2020(1)
Net revenues	$—	$100
Cost of net revenues	—	31
Gross profit	—	69
Operating expenses:
Sales and marketing	—	51
Product development	—	29
General and administrative	—	33
Provision for transaction losses	—	3
Amortization of acquired intangible assets	—	1
Total operating expenses	—	117
Income (loss) from operations of discontinued operations	—	(48)
Pre-tax gain (loss) on sale	—	3,876
Income (loss) from discontinued operations before income taxes	—	3,828
Income tax benefit (provision)	—	(900)
Income (loss) from discontinued operations, net of income taxes	$—	$2,928
(1) Includes StubHub financial results from January 1, 2020 to February 13, 2020, and includes the gain on sale recorded for the StubHub transaction.

The financial results of Classifieds are presented as income from discontinued operations, net of income taxes on our condensed consolidated statement of income. Each period presented below includes the impact of intercompany revenue agreements that will continue with eBay subsequent to the completion of the transfer of the Classifieds business. The impact of these intercompany revenue agreements to net revenues and cost of net revenues were $2 million and $4 million for the three months ended March 31, 2021 and 2020. The expected continuing cash flows are not considered to be significant. The following table presents the financial results of Classifieds (in millions):

	Three Months Ended March 31,
	2021	2020
Net revenues	$276	$245
Cost of net revenues	30	24
Gross profit	246	221
Operating expenses:
Sales and marketing	87	87
Product development	43	35
General and administrative	27	27
Provision for transaction losses	2	6
Amortization of acquired intangible assets	—	2
Total operating expenses	159	157
Income from operations of discontinued operations	87	64
Interest and other, net	1	1
Income from discontinued operations before income taxes	88	65
Income tax provision	(16)	(11)
Income from discontinued operations, net of income taxes	$72	$54

For the three months ended March 31, 2021 and 2020, the discontinued operations activity related to our former PayPal and Enterprise businesses was immaterial.

The following table presents the aggregate carrying amounts of held for sale assets and liabilities related to Classifieds in the condensed consolidated balance sheet (in millions):

	March 31, 2021	December 31, 2020
Carrying amounts of assets included as part of held for sale:
Cash and cash equivalents	$31	$23
Accounts receivable, net	113	117
Other current assets	34	30
Long-term investments	32	32
Property and equipment, net	34	31
Goodwill	454	465
Intangible assets, net	35	35
Operating lease right-of-use assets	23	20
Deferred tax assets	415	435
Total assets classified as held for sale in the condensed consolidated balance sheet	$1,171	$1,188

Carrying amounts of liabilities included as part of held for sale:
Accounts payable	$37	$18
Accrued expenses and other current liabilities	100	104
Deferred revenue	5	4
Income taxes payable	37	35
Operating lease liabilities	14	11
Deferred tax liabilities	268	278
Other liabilities	2	2
Total liabilities classified as held for sale in the condensed consolidated balance sheet	$463	$452

Note 4 — Goodwill

Goodwill

The following table presents goodwill activity during the three months ended March 31, 2021 (in millions):

	December 31, 2020	Goodwill Acquired	Adjustments	March 31, 2021
Goodwill	$4,675	$—	$(84)	$4,591

The adjustments to goodwill during the three months ended March 31, 2021 were primarily due to foreign currency translation.

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

The following table summarizes net revenues by type for the periods presented (in millions):

	Three Months Ended March 31,
	2021	2020
Net revenues by type
Net transaction revenues	$2,732	$1,900
Marketing services and other revenues	291	229
Total net revenues	$3,023	$2,129

The following table summarizes the allocation of net revenues based on geography (in millions):

	Three Months Ended March 31,
	2021	2020
U.S.	$1,296	$822
United Kingdom	503	327
South Korea	389	312
Germany	344	232
Rest of world	491	436
Total net revenues	$3,023	$2,129

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

Note 6 — Investments

The following tables summarize the unrealized gains and losses and estimated fair value of our investments classified as available-for-sale and restricted cash (in millions):

	March 31, 2021
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Restricted cash	$23	$—	$—	$23
Corporate debt securities	1,650	2	—	1,652
Government and agency securities	25	—	—	25
	$1,698	$2	$—	$1,700
Long-term investments:
Corporate debt securities	507	2	(1)	508
Government and agency securities	16	—	—	16
	$523	$2	$(1)	$524

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2020
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Restricted cash	$143	$—	$—	$143
Corporate debt securities	2,252	3	—	2,255
	$2,395	$3	$—	$2,398
Long-term investments:
Corporate debt securities	284	2	—	286
	$284	$2	$—	$286

We consider cash to be restricted when withdrawal or general use is legally restricted. At December 31, 2020 our restricted cash balance primarily comprised of cash on deposit with banks restricted to safeguard seller payables.

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

We regularly review investment securities for credit impairment using both qualitative and quantitative criteria. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses will be recorded through interest and other, net for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. We did not recognize any credit-related impairment through an allowance for credit losses as of March 31, 2021.

Investment securities in a continuous loss position for less than 12 months had an estimated fair value of $704 million and an immaterial amount of unrealized losses as of March 31, 2021, and an estimated fair value of $261 million and an immaterial amount of unrealized losses as of December 31, 2020. As of March 31, 2021 and December 31, 2020 there were no investment securities in a continuous loss position for greater than 12 months. Refer to “Note 15 – Accumulated Other Comprehensive Income” for amounts reclassified to earnings from unrealized gains and losses.

The estimated fair values of our short-term and long-term investments classified as available-for-sale and restricted cash by date of contractual maturity as of March 31, 2021 are as follows (in millions):

March 31, 2021
One year or less (including restricted cash of $23)	$1,700
One year through two years	292
Two years through three years	156
Three years through four years	44
Four years through five years	22
Five years through six years	10
$2,224

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Equity Investments

Our equity investments are reported in long-term investments on our condensed consolidated balance sheet. The following table provides a summary of our equity investments (in millions):

	March 31, 2021	December 31, 2020
Equity investments without readily determinable fair values	$528	$539
Equity investments under the equity method of accounting	7	8
Total equity investments	$535	$547

The following table summarizes the change in total carrying value during the three months ended March 31, 2021 and 2020 related to equity investments without readily determinable fair values still held (in millions):

	Three Months Ended March 31,
	2021	2020
Carrying value, beginning of period	$539	$307
Foreign currency translation and other	(11)	(11)
Carrying value, end of period	$528	$296

For such equity investments without readily determinable fair values still held at March 31, 2021, the cumulative upward adjustment for observable price changes were $239 million and cumulative downward adjustments for observable price changes and impairments were $121 million.

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

During 2020, we began to hedge the variability of forecasted interest payments on anticipated debt issuance using forward-starting interest rate swaps. The total notional amount of these forward-starting interest rate swaps was $700 million as of March 31, 2021 with terms calling for us to receive interest at a variable rate and to pay interest at a fixed rate. These interest rate swaps effectively fix the benchmark interest rate and have the economic effect of hedging the variability of forecasted interest payments for up to 10 years on an anticipated debt issuance likely within the next twelve months, and they will be terminated upon issuance of the debt. Similar to other cash flow hedges, we record changes in the fair value of these interest rate swaps in accumulated other comprehensive income (loss) until the anticipated debt issuance. Upon debt issuance and termination of the derivative instruments, their fair value will be amortized over the term of the new debt to interest expense. We evaluate the effectiveness of interest rate swaps designated as cash flow hedges on a quarterly basis.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
During 2020, we began to hedge the variability of the cash flows in interest payments associated with our floating-rate debt using interest rate swaps. These interest rate swap agreements effectively convert our floating-rate debt that is based on London Interbank Offered Rate (“LIBOR”) to a fixed-rate basis, reducing the impact of interest-rate changes on future interest expense. The total notional amount of these interest rate swaps was $400 million as of March 31, 2021 with terms calling for us to receive interest at a variable rate and to pay interest at a fixed rate. Our interest rate swap contracts have maturity dates in 2023. Similar to other cash flow hedges, we record changes in the fair value of these interest rate swaps in accumulated other comprehensive income (loss) and their fair value will be amortized over the term of the debt to interest expense.

Cash Flow Hedges

For derivative instruments that are designated as cash flow hedges, the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (“AOCI”) and subsequently reclassified into earnings in the same period the forecasted hedged transaction affects earnings. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Unrealized gains and losses in AOCI associated with such derivative instruments are immediately reclassified into earnings. As of March 31, 2021, we have estimated that approximately $53 million of net derivative loss related to our foreign exchange cash flow hedges and $1 million net derivative loss related to our interest rate cash flow hedges included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months. We classify cash flows related to our cash flow hedges as operating activities in our condensed consolidated statement of cash flows.

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

The warrant is accounted for as a derivative under ASC Topic 815, Derivatives and Hedging. We report the warrant at fair value within warrant asset in our condensed consolidated balance sheets and changes in the fair value of the warrant are recognized in interest and other, net in our condensed consolidated statement of income. The day-one value attributable to the other side of the warrant, which was recorded as a deferred credit, is reported within other liabilities in our condensed consolidated balance sheets and will be amortized over the life of the commercial arrangement.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Derivative Contracts

The fair values of our outstanding derivative instruments were as follows (in millions):

	Balance Sheet Location	March 31, 2021	December 31, 2020
Derivative Assets:
Foreign exchange contracts designated as cash flow hedges	Other Current Assets	$22	$12
Foreign exchange contracts designated as net investment hedges	Other Current Assets	1	—
Foreign exchange contracts not designated as hedging instruments	Other Current Assets	15	23
Interest rate contracts designated as cash flow hedges	Other Current Assets	56	—
Warrant	Warrant Asset	1,015	1,051
Foreign exchange contracts designated as cash flow hedges	Other Assets	20	14
Interest rate contracts designated as cash flow hedges	Other Assets	—	13
Total derivative assets		$1,129	$1,113

Derivative Liabilities:
Foreign exchange contracts designated as cash flow hedges	Other Current Liabilities	$15	$17
Foreign exchange contracts designated as net investment hedges	Other Current Liabilities	—	2
Foreign exchange contracts not designated as hedging instruments	Other Current Liabilities	13	25
Interest rate contracts designated as cash flow hedges	Other Current Liabilities	1	1
Interest rate contracts designated as cash flow hedges	Other Liabilities	1	1
Total derivative liabilities		$30	$46

Total fair value of derivative instruments		$1,099	$1,067

Under the master netting agreements with the respective counterparties to our derivative contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis on our condensed consolidated balance sheet. As of March 31, 2021, the potential effect of rights of set-off associated with the foreign exchange contracts would be an offset to both assets and liabilities by $22 million, resulting in net derivative assets of $36 million and net derivative liabilities of $6 million. As of March 31, 2021, the potential effect of rights of set-off associated with the interest rate contracts would be an offset to both assets and liabilities by $1 million, resulting in net derivative assets of $55 million and net derivative liabilities of $1 million.

Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following tables present the activity of derivative instruments designated as cash flow hedges as of March 31, 2021 and December 31, 2020, and the impact of these derivative contracts on AOCI for the three months ended March 31, 2021 and 2020 (in millions):

	December 31, 2020	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Less: Amount of Gain (Loss) Reclassified From AOCI to Earnings	March 31, 2021
Foreign exchange contracts designated as cash flow hedges	$(95)	$3	$(27)	$(65)
Interest rate contracts designated as cash flow hedges	10	43	(1)	54
Total	$(85)	$46	$(28)	$(11)

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2019	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Less: Amount of Gain (Loss) Reclassified From AOCI to Earnings	March 31, 2020
Foreign exchange contracts designated as cash flow hedges	$(9)	$47	$—	$38

Effect of Derivative Contracts on Condensed Consolidated Statement of Income

The following table provides a summary of the total gain (loss) recognized in the condensed consolidated statement of income from our foreign exchange derivative contracts by location (in millions):

	Three Months Ended March 31,
	2021	2020
Foreign exchange contracts designated as cash flow hedges recognized in net revenues	$(28)	$1
Foreign exchange contracts designated as cash flow hedges recognized in cost of net revenues	1	—
Foreign exchange contracts not designated as hedging instruments recognized in interest and other, net	(6)	8
Total gain (loss) recognized from foreign exchange derivative contracts in the condensed consolidated statement of income	$(33)	$9

The following table provides a summary of the total gain (loss) recognized in the condensed consolidated statement of income from our interest rate derivative contracts by location (in millions):

	Three Months Ended March 31,
	2021	2020
Gain (loss) from interest rate contracts designated as cash flow hedges recognized in interest and other, net	(1)	—

The following table provides a summary of the total gain (loss) recognized in the condensed consolidated statement of income due to changes in the fair value of the warrant (in millions):

	Three Months Ended March 31,
	2021	2020
Gain (loss) attributable to changes in the fair value of warrant recognized in interest and other, net	$(36)	$12

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

	March 31, 2021	December 31, 2020
Foreign exchange contracts designated as cash flow hedges	$2,362	$2,305
Foreign exchange contracts designated as net investment hedges	106	134
Foreign exchange contracts not designated as hedging instruments	3,158	3,027
Interest rate contracts designated as cash flow hedges	1,100	1,100
Total	$6,726	$6,566

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

Note 8 — Fair Value Measurement of Assets and Liabilities

The following tables present our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$1,667	$1,667	$—	$—
Short-term investments:
Restricted cash	23	23	—	—
Corporate debt securities	1,652	—	1,652	—
Government and agency securities	25	—	25	—
Total short-term investments	1,700	23	1,677	—
Derivatives	1,129	—	114	1,015
Long-term investments:
Corporate debt securities	508	—	508	—
Government and agency securities	16	—	16	—
Total long-term investments	524	—	524	—
Total financial assets	$5,020	$1,690	$2,315	$1,015

Liabilities:
Derivatives	$30	$—	$30	$—

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$1,428	$1,217	$211	$—
Short-term investments:
Restricted cash	143	143	—	—
Corporate debt securities	2,255	—	2,255	—
Total short-term investments	2,398	143	2,255	—
Derivatives	1,113	—	62	1,051
Long-term investments:
Corporate debt securities	286	—	286	—
Total long-term investments	286	—	286	—
Total financial assets	$5,225	$1,360	$2,814	$1,051

Liabilities:
Derivatives	$46	$—	$46	$—

Our financial assets and liabilities are valued using market prices on both active markets (Level 1), less active markets (Level 2) and little or no market activity (Level 3). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. Level 3 instrument valuations typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability. We did not have any transfers of financial instruments between valuation levels during the three months ended March 31, 2021.

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

The following tables present a reconciliation of the opening to closing balance of assets measured using significant unobservable inputs (Level 3) (in millions):

	March 31, 2021	December 31, 2020
Opening balance at beginning of period	$1,051	$281
Change in fair value	(36)	770
Closing balance at end of period	$1,015	$1,051

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents quantitative information about Level 3 significant unobservable inputs used in the fair value measurement of the warrant as of March 31, 2021 (in millions):

	Fair value	Valuation technique	Unobservable Input	Range (weighted average)(1)

Warrant	$1,015	Black-Scholes and Monte Carlo	Probability of vesting	0.0% - 95.0% (71%)
			Equity volatility	23.6% - 60.3% (40%)
(1) Probability of vesting were weighted by the unadjusted value of the tranches. For volatility, the average represents the arithmetic average of the points within the range and is not weighted by the relative fair value or notional amount.

Note 9 — Debt

The following table summarizes the carrying value of our outstanding debt (in millions, except percentages):

	Coupon	As of	Effective	As of	Effective
	Rate	March 31, 2021	Interest Rate	December 31, 2020	Interest Rate
Long-Term Debt
Floating Rate Notes:
Senior notes due 2023	LIBOR plus 0.87%	$400	1.184%	$400	1.187%

Senior notes due 2022	3.800%	750	3.989%	750	3.989%
Senior notes due 2022	2.600%	605	2.678%	1,000	2.678%
Senior notes due 2023	2.750%	750	2.866%	750	2.866%
Senior notes due 2024	3.450%	750	3.531%	750	3.531%
Senior notes due 2025	1.900%	800	1.803%	800	1.803%
Senior notes due 2027	3.600%	850	3.689%	850	3.689%
Senior notes due 2030	2.700%	950	2.623%	950	2.623%
Senior notes due 2042	4.000%	750	4.114%	750	4.114%
Senior notes due 2056	6.000%	—	—%	750	6.547%
Total senior notes		6,605		7,750
Hedge accounting fair value adjustments (1)		10		10
Unamortized premium/(discount) and debt issuance costs		(12)		(20)
Other long-term borrowings		2		5
Less: Current portion of long-term debt		(750)		—
Total long-term debt		5,855		7,745

Short-Term Debt
Current portion of long-term debt		750		—
Commercial paper		400		—
Other short-term borrowings		22		18
Total short-term debt		1,172		18
Total Debt		$7,027		$7,763
(1)    Includes the fair value adjustments to debt associated with terminated interest rate swaps which are being recorded as a reduction to interest expense over the remaining term of the related notes.

Senior Notes

On January 29, 2021, the company announced that it issued a notice of redemption for the $750 million aggregate principal amount of the 6.000% senior notes due 2056. The effective date of this redemption was March 1, 2021. Total cash consideration paid was $750 million, as the redemption price was equal to 100% of the principal amount. In addition, we paid accrued and unpaid interest on the principal amount.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
In March 2021, we settled cash tender offers with holders of approximately 39% of the total outstanding $1 billion aggregate principal amount of the 2.600% senior fixed rate notes due 2022. Total cash consideration paid for these purchases was $405 million and the carrying amount of the notes was $395 million, resulting in a loss on extinguishment of $10 million (including immaterial fees and other costs associated with the tender), which was recorded in interest and other, net in our condensed consolidated statement of income. In addition, we paid any accrued interest on the tendered notes up to, but not including the date of settlement.

None of the floating rate notes are redeemable prior to maturity. We may redeem some or all of the other fixed rate notes of each series at any time and from time to time prior to their maturity, generally at a make-whole redemption price, plus accrued and unpaid interest.

If a change of control triggering event (as defined in the applicable senior notes) occurs with respect to the 3.800% fixed rate notes due 2022, the floating rate notes due 2023, the 2.750% fixed rate notes due 2023, the 1.900% fixed rate notes due 2025, the 3.600% fixed rate notes due 2027 or the 2.700% fixed rate notes due 2030, we must, subject to certain exceptions, offer to repurchase all of the notes of the applicable series at a price equal to 101% of the principal amount, plus accrued and unpaid interest.

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

The effective interest rates for our senior notes include the interest payable, the amortization of debt issuance costs and the amortization of any original issue discount and premium on these senior notes. Interest on these senior notes is payable either quarterly or semiannually. Interest expense associated with these senior notes, including amortization of debt issuance costs, was approximately $66 million and $70 million during the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021 and December 31, 2020, the estimated fair value of these senior notes, using Level 2 inputs, was approximately $6.9 billion and $8.3 billion, respectively.

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. As of March 31, 2021, there were $400 million of commercial paper notes outstanding with a weighted average interest rate of 0.20% per annum, and a weighted average remaining term of 25 days.

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

As of March 31, 2021, no borrowings were outstanding under our $2 billion credit agreement. However, as described above, we have an up to $1.5 billion commercial paper program and are required to maintain available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due, in an aggregate amount of $1.5 billion. As of March 31, 2021, $400 million borrowings were outstanding under our commercial paper program; therefore, $1.6 billion of borrowing capacity was available for other purposes permitted by the credit agreement, subject to customary conditions to borrowing. The credit agreement includes a covenant limiting our consolidated

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
leverage ratio to no more than 4.0:1.0, subject to, upon the occurrence of a qualified material acquisition, if so elected by us, a step-up to 4.5:1.0 for the four fiscal quarters completed following such qualified material acquisition. The credit agreement includes customary events of default, with corresponding grace periods in certain circumstances, including payment defaults, cross-defaults and bankruptcy-related defaults. In addition, the credit agreement contains customary affirmative and negative covenants, including restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case, subject to customary exceptions. The credit agreement also contains customary representations and warranties.

We were in compliance with all financial covenants in our outstanding debt instruments during the three months ended March 31, 2021.

Note 10 — Balance Sheet Components

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable represents amounts invoiced and revenue recognized prior to invoicing when we have satisfied our performance obligation and have the unconditional right to payment. The allowance for doubtful accounts and authorized credits is estimated based upon our assessment of various factors including historical experience, the age of the accounts receivable balances, current economic conditions reasonable and supportable forecasts, and other factors that may affect our customers’ ability to pay. The allowance for doubtful accounts and authorized credits was $129 million and $136 million as of March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021, we reported allowances for doubtful accounts of $86 million reflecting a decrease of $11 million, net of write-offs of $38 million for the three months ended March 31, 2021.
Deferred revenue consists of fees received related to unsatisfied performance obligations at the end of the period. Due to the generally short-term duration of contracts, the majority of the performance obligations are satisfied in the following reporting period. The amount of revenue recognized for the three month period ended March 31, 2021 that was included in the deferred revenue balance at the beginning of the period was $55 million. The amount of revenue recognized for the three month period ended March 31, 2020 that was included in the deferred revenue balance at the beginning of the period was $75 million.

Cash, cash equivalents and restricted cash

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$1,667	$1,428
Customer accounts	—	—
Restricted cash included in short-term investments	23	143
Cash, cash equivalents and restricted cash	$1,690	$1,571

Customer accounts and funds receivable

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$—	$—
Funds receivable	1,016	939
Customer accounts and funds receivable	$1,016	$939

Note 11 — Commitments and Contingencies

Off-Balance Sheet Arrangements

As of March 31, 2021, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under the arrangement. As of March 31, 2021, we had a total of $4.5 billion in aggregate cash deposits, partially offset by $4.2 billion in cash withdrawals, held within the financial institution under the cash pooling arrangement.

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

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable were not material for the three months ended March 31, 2021. Except as otherwise noted for the proceedings described in this Note 11, we have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to significant uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material. Legal fees are expensed as incurred.

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

In January 2020, our Board authorized an additional $5.0 billion stock repurchase program and in February 2021, our Board authorized an additional $4.0 billion stock repurchase program. These stock repurchase programs have no expiration from the date of authorization.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The stock repurchase activity under our stock repurchase programs during the three months ended March 31, 2021 is summarized as follows (in millions, except per share amounts):

	Shares Repurchased (1)	Average Price per Share (2)	Value of Shares Repurchased (2)	Remaining Amount Authorized
Balance as of January 1, 2021				$2,033
Authorization of additional plan in February 2021				4,000
Repurchase of shares of common stock	5	$55.70	$292	(292)
Balance as of March 31, 2021				$5,741

(1)These repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. None of the repurchased shares of common stock have been retired.
(2)Excludes broker commissions.

Dividends

The Company paid a total of $122 million and $114 million in cash dividends during the three months ended March 31, 2021 and March 31, 2020, respectively. In April 2021, our Board of Directors declared a cash dividend of $0.18 per share of common stock to be paid on June 18, 2021 to stockholders of record as of June 1, 2021.

Note 13 — Employee Benefit Plans

Restricted Stock Unit Activity

The following table presents restricted stock unit (“RSU”) activity under our equity incentive plans as of and for the three months ended March 31, 2021 (in millions):

Units (1)
Outstanding as of January 1, 2021	25
Awarded	2
Vested	(4)
Forfeited	(1)
Outstanding as of March 31, 2021	22
(1) Activity presented is inclusive of units granted to employees of our Classifieds business

The weighted average grant date fair value for RSUs awarded during the three months ended March 31, 2021 was $59.75 per share.

Stock-Based Compensation Expense

The impact on our results of continuing operations of recording stock-based compensation expense was as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Cost of net revenues	$10	$10
Sales and marketing	22	16
Product development	43	36
General and administrative	31	30
Total stock-based compensation expense	$106	$92
Capitalized in product development	$3	$4

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

We have recognized the tax consequences of all foreign unremitted earnings and management has no specific plans to indefinitely reinvest the unremitted earnings of our foreign subsidiaries as of the balance sheet date. We have not provided for deferred taxes on outside basis differences in our investments in our foreign subsidiaries that are unrelated to unremitted earnings. With the exception of our Classifieds entities recognized in discontinued operations, these basis differences will be indefinitely reinvested. A determination of the unrecognized deferred taxes related to these other components of our outside basis difference is not practicable. In connection with the intent to sell the Classifieds business as discussed in “Note 1 – The Company and Summary of Significant Accounting Policies”, we assessed the outside basis differences relating to Classifieds and determined that no material deferred taxes need to be provided on the difference as of March 31, 2021.

Note 15 — Accumulated Other Comprehensive Income

The following tables summarize the changes in AOCI for the three months ended March 31, 2021 and 2020 (in millions):

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2020	$(85)	$5	$654	$42	$616
Other comprehensive income (loss) before reclassifications	46	(3)	(117)	(11)	(85)
Less: Amount of gain (loss) reclassified from AOCI	(28)	—	—	6	(22)
Net current period other comprehensive income (loss)	74	(3)	(117)	(17)	(63)
Balance as of March 31, 2021	$(11)	$2	$537	$25	$553

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2019	$(9)	$5	$363	$25	$384
Other comprehensive income (loss) before reclassifications	47	(31)	(113)	(2)	(99)
Less: Amount of gain (loss) reclassified from AOCI	—	—	—	—	—
Net current period other comprehensive income (loss)	47	(31)	(113)	(2)	(99)
Balance as of March 31, 2020	$38	$(26)	$250	$23	$285

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a summary of reclassifications out of AOCI (in millions):

Details about AOCI Components	Affected Line Item in the Statement of Income	Amount of Gain (Loss) Reclassified From AOCI
		Three Months Ended March 31,
		2021	2020
Gains (losses) on cash flow hedges
Foreign exchange contracts	Net Revenues	$(28)	$—
Foreign exchange contracts	Cost of net revenues	1	—
Interest rate contracts	Interest and other, net	(1)	—
	Total, from continuing operations before income taxes	(28)	—
	Provision for income taxes	6	—
	Total, net of income taxes	(22)	—

Total reclassifications for the period	Total, net of income taxes	$(22)	$—

Note 16 — Restructuring

The following table summarizes restructuring reserve activity during the three months ended March 31, 2021 (in millions):

Employee Severance and Benefits
Accrued liability as of January 1, 2021	$—
Charges	33
Payments	(25)
Accrued liability as of March 31, 2021	$8

During the first quarter of 2021, management approved plans that included the reduction in workforce and other exit costs. The reduction was substantially completed in the first quarter of 2021 and resulted in a pre-tax charge of $33 million.

During the first quarter of 2020 we substantially completed the reduction in workforce that was approved by management during the fourth quarter of 2019. We incurred pre-tax restructuring charges of approximately $7 million primarily during the first quarter of 2020 in connection with the action taken in the fourth quarter of 2019.

Restructuring charges are included in general and administrative expenses in the condensed consolidated statement of income.

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions (such as those relating to future business, future results of operations or financial condition, including with respect to the ongoing effects of COVID-19, new or planned features or services, or management strategies, including our portfolio review). You can identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Part I - Item 1A: Risk Factors” of the company’s Annual Report on Form 10-K for the year ended December 31 2020 (the “2020 Form 10-K”), as well as in our unaudited condensed consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission (“SEC”). We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the unaudited condensed consolidated financial statements and the related notes included in this report.

When we refer to “we,” “our,” “us” or “eBay” in this Quarterly Report on Form 10-Q, we mean the current Delaware corporation (eBay Inc.) and its consolidated subsidiaries, unless otherwise expressly stated or the context otherwise requires.

OVERVIEW

Business

eBay Inc. is a global commerce leader, which includes our Marketplace platforms. Founded in 1995 in San Jose, California, eBay is one of the world’s largest and most vibrant marketplaces for discovering great value and unique selection. Collectively, we connect millions of buyers and sellers around the world, empowering people and creating opportunity. Our technologies and services are designed to provide buyers choice and a breadth of relevant inventory and to enable sellers worldwide to organize and offer their inventory for sale, virtually anytime and anywhere.

In 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic and continues to be widespread with uncertainty around its duration. As a result of COVID-19 mobility restrictions globally, there have been changes in consumer behavior that have resulted in more online shopping. We expect these changes in behavior to continue to evolve as the pandemic progresses. During the pandemic our Marketplace platforms experienced improved traffic and buyer acquisition due to the ongoing impact of measures taken globally to contain the spread of COVID-19. The Marketplace platforms also experienced improved acquisition of small business sellers. While the impact of COVID-19 has had a positive impact on our reported results, it’s uncertain whether this consumer behavior will continue as mobility restrictions are eased or lifted. The impacts seen to date may continue to create volatility in our results and a wider range of outcomes as consumer behaviors and mobility restrictions continue to evolve. See “Results of Operations” below for impacts of COVID-19 on our results for the three months ended March 31, 2021. For additional information, see “– Liquidity and Capital Resource Requirements” below and “Item 1A: Risk Factors” under the caption “The global COVID-19 pandemic could harm our business and results of operations” in the 2020 Form 10-K.

On July 20, 2020, we entered into a definitive agreement to transfer our Classifieds business to Adevinta ASA (“Adevinta”) for $2.5 billion in cash, subject to certain adjustments, and approximately 540 million shares in Adevinta. These shares would represent, approximately 44% of Adevinta’s total outstanding shares and approximately 33% of Adevinta’s outstanding voting shares, based on the number of Adevinta’s outstanding shares as of June 30, 2020. Together, the total consideration payable under the definitive agreement is valued at approximately $9.2 billion, based on the closing trading price of Adevinta shares on the Oslo Stock Exchange on July 17, 2020. We believe the transaction will close in the second quarter of 2021. Completion of the transaction is subject to certain conditions, including receipt of certain regulatory approvals and other customary closing conditions. We have classified the results of our Classifieds business as discontinued operations in our condensed consolidated statement of income for the periods presented. Additionally, the related assets and liabilities associated with the discontinued operations are classified as held for sale in our condensed consolidated balance sheet. See “Note 3 – Discontinued Operations” in our condensed consolidated financial statements for additional information.

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

Quarter Highlights

Net revenues increased 42% to $3.0 billion during the three months ended March 31, 2021 compared to the same period in 2020. FX-Neutral net revenue increased 38% during the three months ended March 31, 2021 compared to the same period in 2020. Operating margin increased to 27.9% for the three months ended March 31, 2021 compared to 26.5% for the same period in 2020. Diluted earnings per share from continuing operations increased to $0.82 during the three months ended March 31, 2021 compared to $0.57 in the same period in 2020.

We generated cash flow from continuing operating activities of $938 million during the three months ended March 31, 2021 compared to $614 million in the same period in 2020.

During the three months ended March 31, 2021, we repaid approximately $1.1 billion of debt comprising of $750 million for the 6.000% senior notes due 2056 and $395 million of the 2.600% senior fixed rates notes due 2022, paid $292 million for repurchases of common stock and paid $122 million in cash dividends.

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

	Quarter Ended
	March 31	June 30	September 30	December 31
2019
Net revenues	$2,161	$2,156	$2,083	$2,236
% change from prior quarter	(6)%	—%	(3)%	7%
2020
Net revenues	$2,129	$2,668	$2,606	$2,868
% change from prior quarter	(5)%	25%	(2)%	10%
2021
Net revenues	$3,023	$—	$—	$—
% change from prior quarter	5%

Net Revenues by Geography

Revenues are attributed to U.S. and international geographies primarily based upon the country in which the seller, platform that displays advertising, other service provider or customer, as the case may be, is located. The following table presents net revenues by geography for the periods presented (in millions, except percentages):

	Three Months Ended March 31,		% Change
	2021	2020	As Reported
U.S.	$1,296	$822	58%
Percentage of net revenues	43%	39%

International	1,727	1,307	32%
Percentage of net revenues	57%	61%

Total net revenues	$3,023	$2,129	42%

Our commerce platforms operate globally, resulting in certain revenues that are denominated in foreign currencies, including the British pound, euro and Korean won. In addition, as shown in the table above, we generate a majority of our net revenues internationally. Because of these factors, we are subject to the risks related to doing business in foreign countries as discussed in “Part I - Item 1A: Risk Factors” of the 2020 Form 10-K.

Net revenues included $28 million of hedging losses during the three ended March 31, 2021, as compared to immaterial hedging gains during the same period in 2020. The hedging activity in net revenues specifically relates to hedges of net transaction revenues. Foreign currency movements relative to the U.S. dollar had a favorable impact of $80 million on net revenues during the three months ended March 31, 2021 compared to an unfavorable impact of $35 million during the same period in 2020.

The effect of foreign currency exchange rate movements during the three months ended March 31, 2021 compared to the same period in 2020 was primarily attributable to the weakening of the U.S. dollar against the euro, British pound and Korean won.

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

The following table presents net revenues by type (in millions, except percentages):

	Three Months Ended March 31,
	2021	2020	% Change

Net transaction revenue	$2,732	$1,900	44%
Marketing services and other revenues	291	229	27%
Total net revenues	$3,023	$2,129	42%

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

Take rate is defined as net transaction revenues divided by GMV.

Net Transaction Revenues

	Three Months Ended March 31,		Change
	2021	2020	As Reported	FX-Neutral
	(In millions, except percentages)
Net transaction revenues (1)	$2,732	$1,900	44%	40%

Supplemental data:
GMV	$27,460	$21,259	29%	24%
Take rate	9.95%	8.93%	1.02%
(1)Net transaction revenues were net of $28 million hedging activity during the three months ended March 31, 2021 and immaterial hedging activity during the three months ended March 31, 2020, respectively.

Net transaction revenues increased during the three months ended March 31, 2021 compared to the same period in 2020 primarily due to an increase in GMV and take rate. GMV growth was due to improved traffic and buyer acquisition due to global restrictions implemented to contain the spread of COVID-19 which resulted in consumers engaging in more online shopping during the pandemic.

Transaction take rate was higher during the three months ended March 31, 2021 compared to the same period in 2020, due to the expansion of managed payments and promoted listings, which along with final value fees are calculated as a percentage of an item’s sale price and category mix. The increase in take rate was partially offset by category mix and hedging activities.

Marketing Services and Other Revenues

	Three Months Ended March 31,		% Change
	2021	2020	As Reported	FX-Neutral
	(In millions, except percentages)
MS&O	$291	$229	27%	22%

The increase in MS&O revenues during the three months ended March 31, 2021 compared to the same period in 2020 was primarily attributable to our first-party inventory program in Korea and an increase in revenues from revenue sharing agreements for shipping arrangements.

Cost of Net Revenues

Cost of net revenues primarily consists of costs associated with customer support, site operations, costs of goods sold and payment processing. Significant components of these costs include employee compensation, contractor costs, facilities costs, depreciation of equipment and amortization expense, first-party inventory program costs, bank transaction fees, credit card interchange and assessment fees and digital services tax. The following table presents cost of net revenues (in millions, except percentages):

	Three Months Ended March 31,
	2021	2020	% Change
Cost of net revenues	$823	$502	64%
Percentage of net revenues	27.2%	23.6%

Cost of net revenues, net of immaterial hedging activities, was unfavorably impacted by $26 million attributable to foreign currency movements relative to the U.S. dollar during the three months ended March 31, 2021 compared to the same period in 2020.

The increase in cost of net revenues during the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to an increase in payment processing costs as we continue to transition customers to our payments platform, an increase in cost of goods sold related to our first-party inventory program in Korea and an unfavorable impact from foreign currency movements relative to the U.S. dollar.

Operating Expenses

The following table presents operating expenses (in millions, except percentages):

	Three Months Ended March 31,
	2021	2020	% Change
Sales and marketing	$687	$520	32%
Percentage of net revenues	23%	24%
Product development	318	232	37%
Percentage of net revenues	11%	11%
General and administrative	258	207	24%
Percentage of net revenues	9%	10%
Provision for transaction losses	88	96	(8)%
Percentage of net revenues	3%	5%
Amortization of acquired intangible assets	7	7	—%
Total operating expenses	$1,358	$1,062	28%

Foreign currency movements relative to the U.S. dollar had an unfavorable impact of $39 million on operating expenses during the three months ended March 31, 2021 compared to the same period in 2020. There was no hedging activity within operating expenses during the three months ended March 31, 2021.

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

The increase in sales and marketing expense during the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to an increase in online and offline advertising expenses, an unfavorable impact from foreign currency movements relative to the U.S. dollar and employee related costs.

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

The increase in product development expenses during the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to an increase in employee-related costs.

Capitalized internal use and platform development costs were $31 million in the three months ended March 31, 2021 and 2020, respectively. These costs are primarily reflected as a cost of net revenues when amortized in future periods.

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

The increase in general and administrative expenses during the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to employee related costs and workforce reduction costs incurred in 2021.

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

The decrease in provision for transaction losses during the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to provisions recognized in 2020 related to COVID-19 and lower bad debt expense as a result of fees collection through the managed payments platform. These decreases were partially offset by higher customer protection program costs as a result of increased volume and chargeback losses incurred for managed payments as we scale the platform.

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

	Three Months Ended March 31,
	2021	2020	% Change
Total interest and other, net	$(117)	$1	**
Percentage of net revenues	(4)%	—%

**    Not meaningful

The decrease in interest and other, net during the three months ended March 31, 2021 compared to the same period in 2020 was primarily attributable to the change in the fair value of the Adyen warrant, a gain recorded in 2020 related to the receipt of proceeds that were held in escrow related to a long-term investment that was sold in 2018, foreign exchange losses and lower interest income.

Income Tax Provision

The following table presents provision for income taxes (in millions, except percentages):

	Three Months Ended March 31,
	2021	2020
Income tax provision	$156	$135
Effective tax rate	21.5%	23.8%

The decrease in our effective tax rate for the three months ended March 31, 2021 compared to the same period in 2020 was primarily due an increased tax benefit from stock-based compensation.

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

Discontinued Operations

On July 20, 2020, we entered into a definitive agreement with Adevinta ASA (“Adevinta”) to transfer our Classifieds business to Adevinta for $2.5 billion in cash, subject to certain adjustments, and approximately 540 million shares in Adevinta. Together, the total consideration payable under the definitive agreement is valued at approximately $9.2 billion, based on the closing trading price of Adevinta’s outstanding shares on the Oslo Stock Exchange on July 17, 2020. We believe the transaction will close in the second quarter of 2021. Completion of the transaction is subject to certain conditions, including receipt of certain regulatory approvals and other customary closing conditions. As a result, we have classified the results of our Classifieds business as discontinued operations in our condensed consolidated statement of income for the periods presented. Additionally, the related assets and liabilities associated with the discontinued operations are classified as held for sale in our condensed consolidated balance sheet. See “Note 3 – Discontinued Operations” in our condensed consolidated financial statements included elsewhere in this report for additional information.

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

The following tables set forth a reconciliation of FX-Neutral GMV and FX-Neutral net revenues (each as defined below) to our reported GMV and net revenues for the periods presented (in millions, except percentages):

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	As Reported	Exchange Rate Effect(1)(3)	FX-Neutral(2)	As Reported	As Reported % Change	FX-Neutral % Change

GMV	$27,460	$1,149	$26,311	$21,259	29%	24%

Net Revenues:

Net transaction revenues	$2,732	$69	$2,663	$1,900	44%	40%
Marketing services and other revenues	291	11	280	229	27%	22%
Total net revenues	$3,023	$80	$2,943	$2,129	42%	38%

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
(3)Net transaction revenues were net of $28 million of hedging activity during the three months ended March 31, 2021, and net of immaterial hedging activity during the three months ended March 31, 2020.

Liquidity and Capital Resources

Cash Flows

	Three Months Ended March 31,
	2021	2020
	(In millions)
Net cash provided by (used in):
Continuing operating activities	$938	$614
Continuing investing activities	266	(1,568)
Continuing financing activities	(1,169)	(3,159)
Effect of exchange rates on cash, cash equivalents and restricted cash	(11)	(34)
Net increase in cash, cash equivalents and restricted cash - discontinued operations	103	4,050
Net increase (decrease) in cash, cash equivalents and restricted cash	$127	$(97)

Continuing Operating Activities

Cash provided by continuing operating activities of $938 million in the three months ended March 31, 2021 was primarily attributable to net income of $641 million with adjustments for income from discontinued operations of $72 million, $140 million in depreciation and amortization, $106 million in stock-based compensation, $88 million in provision for transaction losses, $95 million for deferred income taxes, adjustments of $36 million for changes in the fair value of the Adyen warrant and $10 million related to the loss extinguishment of debt, partially offset by $105 million in changes in assets and liabilities, net of acquisition effects.

Continuing Investing Activities

Cash provided by continuing investing activities of $266 million in the three months ended March 31, 2021 was primarily attributable to proceeds of $3.8 billion from the maturities and sales of investments partially offset by cash paid for investments of $3.4 billion and property and equipment of $83 million.

Continuing Financing Activities

Cash used in continuing financing activities of $1.2 billion in the three months ended March 31, 2021 was primarily attributable to debt repayments of $1.2 billion, which was comprised of $750 million related to our 6.000% senior fixed rate notes due 2056 that were redeemed and $405 million related to our 2.600% senior fixed rate notes due 2022 that were repurchased pursuant to a tender offer, cash paid to repurchase $304 million of common stock, paid $122 million in cash dividends, partially offset by commercial paper issuances of $400 million and net funds receivable and payable activity of $32 million.

The negative effect of exchange rate movements on cash, cash equivalents and restricted cash was due to the strengthening of the U.S. dollar against other currencies, primarily the Korean won and Japanese yen during the three months ended March 31, 2021 compared to the 2020 year-end rate.

Stock Repurchases

In January 2020, our Board authorized a $5.0 billion stock repurchase program and in February 2021, our Board authorized an additional $4.0 billion stock repurchase program. These stock repurchase programs have no expiration from the date of authorization.

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

During the three months ended March 31, 2021, we repurchased approximately $292 million of our common stock under our stock repurchase programs. As of March 31, 2021, a total of approximately $5.7 billion remained available for future repurchases of our common stock under our stock repurchase programs.

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

Dividends

The Company paid a total of $122 million and $114 million in cash dividends during the three months ended March 31, 2021 and March 31, 2020, respectively. In April 2021, our Board of Directors declared a cash dividend of $0.18 per share of common stock to be paid on June 18, 2021 to stockholders of record as of June 1, 2021.

Debt

Senior Notes

As of March 31, 2021, we had floating- and fixed-rate senior notes outstanding for an aggregate principal amount of $6.6 billion. The net proceeds from the issuances of these senior notes are used for general corporate purposes, including, among other things, capital expenditures, share repurchases, repayment of indebtedness and possible acquisitions. The floating rate notes are not redeemable prior to maturity. We may redeem some or all of the other fixed rate notes of each series at any time and from time to time prior to their maturity, generally at a make-whole redemption price plus accrued and unpaid interest. If a change of control triggering event (as defined in the applicable senior notes) occurs with respect to the 3.800% fixed rate notes due 2022, the floating rate notes due 2023, the 2.750% fixed rate notes due 2023, the 1.900% fixed rate notes due 2025, the 3.600% fixed rate notes due 2027 or the 2.700% fixed rate notes due 2030, we must, subject to certain exceptions, offer to repurchase all of the notes of the applicable series at a price equal to 101% of the principal amount plus accrued and unpaid interest. For additional details related to our senior notes, please see “Note 9 – Debt” to the condensed consolidated financial statements included in this report.

During 2020, we began to hedge the variability of the cash flows in interest payments associated with our floating-rate debt using interest rate swaps. These interest rate swap agreements effectively convert our LIBOR-based floating-rate debt to a fixed-rate basis, reducing the impact of interest-rate changes on future interest expense. The total notional amount of these interest swaps was $400 million as of March 31, 2021 with terms calling for us to receive interest at a variable rate and to pay interest at a fixed rate. Our interest rate swap contracts have maturity dates in 2023.

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

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. As of March 31, 2021, there were $400 million of commercial paper notes outstanding, with a weighted average interest rate of 0.20% per annum, and a weighted average remaining term of 25 days.

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

As of March 31, 2021, no borrowings were outstanding under our $2 billion credit agreement. However, as described above, we have an up to $1.5 billion commercial paper program and are required to maintain available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due, in an aggregate amount of $1.5 billion. As of March 31, 2021, $400 million borrowings were outstanding under our commercial paper program; therefore, $1.6 billion of borrowing capacity was available for other purposes permitted by the credit agreement. The credit agreement includes a covenant limiting our consolidated leverage ratio to no more than 4.0:1.0, subject to, upon the occurrence of a qualified material acquisition, if so elected by us, a step-up to 4.5:1.0 for the four fiscal quarters completed following such qualified material acquisition. The credit agreement includes customary events of default, with corresponding grace periods in certain circumstances, including payment defaults, cross-defaults and bankruptcy-related defaults. In addition, the credit agreement contains customary affirmative and negative covenants, including restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case, subject to customary exceptions. The credit agreement also contains customary representations and warranties.

We were in compliance with all financial covenants in our outstanding debt instruments for the three months ended March 31, 2021.

Credit Ratings

As of March 31, 2021, we were rated investment grade by Standard and Poor’s Financial Services, LLC (long-term rated BBB+, short-term rated A-2, with a stable outlook), Moody’s Investor Service (long-term rated Baa1, short-term rated P-2, with a stable outlook), and Fitch Ratings, Inc. (long-term rated BBB, short-term rated F-2, with a positive outlook). We disclose these ratings to enhance the understanding of our sources of liquidity and the effects of our ratings on our costs of funds. Our borrowing costs depend, in part, on our credit ratings and any actions taken by these credit rating agencies to lower our credit ratings, as described above, will likely increase our borrowing costs.

Liquidity and Capital Resource Requirements

As of March 31, 2021 and December 31, 2020, we had assets classified as cash and cash equivalents, as well as short-term and long-term non-equity investments from continuing operations, in an aggregate amount of $3.9 billion and $4.1 billion, respectively. As of March 31, 2021, this amount included assets held in certain of our foreign operations totaling approximately $3.4 billion. As we repatriate these funds to the U.S., we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs. We have accrued deferred taxes for the tax effect of repatriating the funds to the U.S.

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

Off-Balance Sheet Arrangements

As of March 31, 2021, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

We have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under the arrangement. As of March 31, 2021, we had a total of $4.5 billion in aggregate cash deposits, partially offset by $4.2 billion in cash withdrawals, held within the financial institution under the cash pooling arrangement.

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

Item 3:    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to interest rate risk relating to our investments and outstanding debt. In addition, adverse economic conditions and events (including volatility or distress in the equity and/or debt or credit markets) may impact regional and global financial markets. These events and conditions could us to write down our assets or investments. We seek to reduce earnings volatility that may result from adverse economic conditions and events or changes in interest rates.

The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our cash equivalents and short-term and long-term investments in a variety of asset types, including bank deposits, government bonds and corporate debt securities. As of March 31, 2021, approximately 38% of our total cash and investments was held in cash and cash equivalents. As such, changes in interest rates will impact interest income. As discussed below, the fair market values of our fixed rate securities may be adversely affected due to a rise in interest rates, and we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates.

As of March 31, 2021, the balance of our corporate debt and government bond securities was $2.2 billion, which represented approximately 50% of our total cash and investments. Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate investment securities may be adversely impacted due to a rise in interest rates. In general, fixed-rate securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease and may also suffer a decline in market value if interest rates increase. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease in the fair value of our investments of $8 million and $5 million as of March 31, 2021 and December 31, 2020, respectively.

As of March 31, 2021, we had an aggregate principal amount of $6.6 billion of outstanding senior notes, of which 94% bore interest at fixed rates. During 2020, we began to hedge the variability of the cash flows in interest payments associated with our floating-rate debt using interest rate swaps. These interest rate swap agreements effectively convert our LIBOR-based floating-rate debt to a fixed-rate basis, reducing the impact of interest-rate changes on future interest expense. The total notional amount of these interest swaps was $400 million as of March 31, 2021 with terms calling for us to receive interest at a variable rate and to pay interest at a fixed rate. Our interest rate swap contracts have maturity dates in 2023. At March 31, 2021, we did not have an unhedged balance on our floating-rate debt.

During 2020, we also began to hedge the variability of forecasted interest payments using forward-starting interest rate swaps. The notional amount of these swaps was $700 million as of March 31, 2021, with terms calling for us to receive interest at a variable rate and to pay interest at a fixed rate. These interest rate swaps effectively fix the benchmark interest rate on anticipated debt issuance likely within the next twelve months, and they will be terminated upon issuance of the debt. When entering into forward-starting interest rate swaps, we are subject to market risk with respect to changes in the underlying benchmark interest rate that impacts the fair value of the forward-starting interest rate swaps. We manage market risk by matching the terms of the swaps with the terms of the expected debt issuance. We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1% (100 basis points) decrease in interest rates would have resulted in a decrease in the fair values of our forward-starting and floating to fixed rate interest swaps of approximately $56 million at March 31, 2021.

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

Equity Price Risk

Equity Investments

Our equity investments are primarily investments in privately-held companies. Our consolidated results of operations include, as a component of interest and other, net, our share of the net income or loss of the equity investments accounted for under the equity method of accounting. Equity investments without readily determinable fair values are accounted for at cost, less impairment and adjusted for subsequent observable price changes obtained from orderly transactions for identical or similar investments issued by the same investee. Such changes in the basis of the equity investment are recognized in interest and other, net. As of March 31, 2021, our equity investments totaled $535 million, which represented approximately 12% of our total cash and investments, and were primarily related to equity investments without readily determinable fair values.

Warrant

We entered into a warrant agreement in conjunction with a commercial agreement with Adyen that, subject to meeting certain conditions, entitles us to acquire a fixed number of shares up to 5% of Adyen’s fully diluted issued and outstanding share capital at a specific date. The warrant is accounted for as a derivative instrument under ASC Topic 815, Derivatives and Hedging. Changes in Adyen’s common stock price and equity volatility may have a significant impact on the value of the warrant. As of March 31, 2021, a one dollar change in Adyen’s common stock, holding other factors constant, would increase or decrease the fair value of the warrant by approximately $1 million. For additional details related to the warrant, please see “Note 7 – Derivative Instruments” to our condensed consolidated financial statements included in this report.

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

The following table illustrates the fair values of outstanding foreign exchange contracts designated as cash flow hedges and net investment hedges, and the before-tax effect on fair values of a hypothetical adverse change in the foreign exchange rates that existed as of March 31, 2021. The sensitivity for foreign currency contracts is based on a 20% adverse change in foreign exchange rates, against relevant functional currencies.

	Fair Value Asset/(Liability)	Fair Value Sensitivity
	(In millions)
Foreign exchange contracts - Cash flow hedges	$27	$(238)
Foreign exchange contracts - Net investment hedges	$1	$(42)

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

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $25 million as of March 31, 2021 taking into consideration the offsetting effect of foreign exchange forwards in place as of March 31, 2021.

Item 4:    Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2021.

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

Item 1A:    Risk Factors

Risk Factors:

We are subject to various risks and uncertainties that may affect our business, results of operations and financial condition including not limited to, those described in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”). Current global economic events and conditions may amplify many of these risks. These risks are not the only risks that may affect us. Additional risks that we are not aware of or do not believe are material at the time of this filing may also become important factors that adversely affect our business. There have been no material changes to the Company’s risk factors since the 2020 Form 10-K.

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchase activity during the three months ended March 31, 2021 was as follows:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet be Purchased Under the Programs (1)
January 31, 2021	3,609,821	$55.40	3,609,821	$1,833,023,515
February 28, 2021	425,878	$55.70	425,878	$5,808,023,642
March 31, 2021	1,202,165	$55.53	1,202,165	$5,741,264,858
	5,237,864		5,237,864

(1)In January 2020 our Board authorized a $5.0 billion stock repurchase program and in February 2021 our Board authorized an additional $4.0 billion stock repurchase program. These stock repurchase programs have no expiration from the date of authorization.
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
During the three months ended March 31, 2021, we repurchased approximately $292 million of our common stock under our stock repurchase programs. As of March 31, 2021, a total of approximately $5.7 billion remained available for future repurchases of our common stock under our stock repurchase programs.
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

eBay Inc.
Principal Executive Officer:

		By:	/s/ Jamie Iannone
Jamie Iannone
Chief Executive Officer
Date:	April 29, 2021
Principal Financial Officer:

		By:	/s/ Andy Cring
Andy Cring
Interim Chief Financial Officer
Date:	April 29, 2021
Principal Accounting Officer:

		By:	/s/ Brian J. Doerger
Brian J. Doerger
Vice President, Chief Accounting Officer
Date:	April 29, 2021