Form 10-Q
period 2021-06-30
EBAY INC
filed 2021-08-12
CIK 1065088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒
As of August 9, 2021, there were 650,055,805 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

PART I: FINANCIAL INFORMATION
Item 1:    Financial Statements
eBay Inc.
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2021	December 31, 2020
	(In millions, except par value)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,128	$1,101
Short-term investments	4,738	2,392
Equity investment in Adevinta	10,354	—
Accounts receivable, net of allowance for doubtful accounts of $80 and $97	137	362
Customer accounts and funds receivable	485	290
Other current assets	805	780
Current assets held for sale	1,414	1,077
Current assets of discontinued operations	—	1,188
Total current assets	20,061	7,190
Long-term investments	1,323	833
Property and equipment, net	1,257	1,292
Goodwill	4,212	4,285
Intangible assets, net	3	12
Operating lease right-of-use assets	369	430
Deferred tax assets	3,343	3,537
Warrant asset	1,123	1,051
Other assets	132	131
Long-term assets held for sale	—	549
Total assets	$31,823	$19,310
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$761	$6
Accounts payable	285	278
Customer accounts and funds payable	578	379
Accrued expenses and other current liabilities	2,044	1,767
Deferred revenue	90	98
Income taxes payable	519	167
Current liabilities held for sale	786	855
Current liabilities of discontinued operations	—	452
Total current liabilities	5,063	4,002
Operating lease liabilities	255	316
Deferred tax liabilities	4,002	2,368
Long-term debt	8,331	7,740
Other liabilities	1,156	1,260
Long-term liabilities held for sale	—	63
Total liabilities	18,807	15,749
Commitments and Contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value; 3,580 shares authorized; 661 and 684 shares outstanding	2	2
Additional paid-in capital	16,676	16,497
Treasury stock at cost, 1,050 and 1,021 shares	(38,308)	(36,515)
Retained earnings	34,086	22,961
Accumulated other comprehensive income	560	616
Total stockholders’ equity	13,016	3,561
Total liabilities and stockholders’ equity	$31,823	$19,310

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions, except per share amounts)
	(Unaudited)
Net revenues	$2,668	$2,337	$5,306	$4,158
Cost of net revenues	672	417	1,278	771
Gross profit	1,996	1,920	4,028	3,387
Operating expenses:
Sales and marketing	559	523	1,105	917
Product development	350	256	654	474
General and administrative	250	281	496	484
Provision for transaction losses	103	89	191	185
Amortization of acquired intangible assets	2	7	9	14
Total operating expenses	1,264	1,156	2,455	2,074
Income from operations	732	764	1,573	1,313
Interest and other, net	(331)	181	(448)	182
Income from continuing operations before income taxes	401	945	1,125	1,495
Income tax provision	(107)	(256)	(263)	(385)
Income from continuing operations	294	689	862	1,110
Income from discontinued operations, net of income taxes	10,440	57	10,513	3,048
Net income	$10,734	$746	$11,375	$4,158

Income per share - basic:
Continuing operations	$0.44	$0.98	$1.27	$1.53
Discontinued operations	15.48	0.08	15.52	4.18
Net income per share - basic	$15.92	$1.06	$16.79	$5.71

Income per share - diluted:
Continuing operations	$0.43	$0.97	$1.25	$1.51
Discontinued operations	15.25	0.08	15.27	4.16
Net income per share - diluted	$15.68	$1.05	$16.52	$5.67

Weighted-average shares:
Basic	674	703	678	728
Diluted	685	711	689	734

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
	(Unaudited)
Net income	$10,734	$746	$11,375	$4,158
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation gains (losses)	10	49	(107)	(64)
Unrealized gains (losses) on investments, net	(1)	32	(4)	1
Tax benefit (expense) on unrealized gains (losses) on investments, net	1	(8)	1	—
Unrealized gains (losses) on hedging activities, net	(4)	(47)	70	—
Tax benefit (expense) on unrealized gains (losses) on hedging activities, net	1	10	(16)	—
Other comprehensive income (loss), net of tax	7	36	(56)	(63)
Comprehensive income	$10,741	$782	$11,319	$4,095

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions, except per share amounts)
	(Unaudited)
Common stock:
Balance, beginning of period	$2	$2	$2	$2
Common stock issued	—	—	—	—
Common stock repurchased	—	—	—	—
Balance, end of period	2	2	2	2
Additional paid-in-capital:
Balance, beginning of period	16,546	15,723	16,497	16,126
Common stock and stock-based awards issued	57	45	58	49
Tax withholdings related to net share settlements of restricted stock units and awards	(59)	(43)	(128)	(83)
Stock-based compensation	140	116	256	210
Forward contract for share repurchase	—	—	—	(450)
Other	(8)	3	(7)	(8)
Balance, end of period	16,676	15,844	16,676	15,844
Treasury stock at cost:
Balance, beginning of period	(36,807)	(34,946)	(36,515)	(31,396)
Common stock repurchased	(1,501)	—	(1,793)	(3,550)
Balance, end of period	(38,308)	(34,946)	(38,308)	(34,946)
Retained earnings:
Balance, beginning of period	23,476	21,051	22,961	17,754
Net income	10,734	746	11,375	4,158
Dividends and dividend equivalents declared	(124)	(116)	(250)	(231)
Balance, end of period	34,086	21,681	34,086	21,681
Accumulated other comprehensive income:
Balance, beginning of period	553	285	616	384
Foreign currency translation adjustment	10	49	(107)	(64)
Change in unrealized gains (losses) on investments	(1)	32	(4)	1
Change in unrealized gains (losses) on derivative instruments	(4)	(47)	70	—
Tax benefit (provision) on above items	2	2	(15)	—
Balance, end of period	560	321	560	321
Total stockholders’ equity	$13,016	$2,902	$13,016	$2,902

Dividends and dividend equivalents declared per share or restricted stock unit	$0.18	$0.16	$0.36	$0.32

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2021	2020
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income	$11,375	$4,158
Income from discontinued operations, net of income taxes	(10,513)	(3,048)
Adjustments:
Provision for transaction losses	191	185
Depreciation and amortization	261	295
Stock-based compensation	238	191
(Gain) loss on investments, net	(44)	2
Deferred income taxes	106	106
Change in fair value of warrant	(72)	(305)
Change in fair value of equity investment in Adevinta	422	—
(Gain) loss on extinguishment of debt	10	—
Changes in assets and liabilities, net of acquisition effects	(17)	(56)
Net cash provided by continuing operating activities	1,957	1,528
Net cash provided by discontinued operating activities	152	28
Net cash provided by operating activities	2,109	1,556
Cash flows from investing activities:
Purchases of property and equipment	(182)	(184)
Purchases of investments	(9,676)	(21,673)
Maturities and sales of investments	6,765	19,666
Other	4	39
Net cash used in continuing investing activities	(3,089)	(2,152)
Net cash provided by discontinued investing activities	2,444	4,021
Net cash provided by (used in) investing activities	(645)	1,869
Cash flows from financing activities:
Proceeds from issuance of common stock	57	50
Repurchases of common stock	(1,733)	(4,030)
Payments for taxes related to net share settlements of restricted stock units and awards	(128)	(83)
Payments for dividends	(243)	(226)
Proceeds from issuance of long-term debt, net	2,482	1,765
Repayment of debt	(1,156)	(839)
Net funds receivable and payable activity	30	—
Other	6	—
Net cash used in continuing financing activities	(685)	(3,363)
Net cash used in discontinued financing activities	(62)	(7)
Net cash used in financing activities	(747)	(3,370)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5)	(26)
Net increase in cash, cash equivalents and restricted cash	712	29
Cash, cash equivalents and restricted cash at beginning of period	1,594	996
Cash, cash equivalents and restricted cash at end of period	$2,306	$1,025
Less: Cash, cash equivalents and restricted cash of held for sale business	162	158
Less: Cash, cash equivalents and restricted cash of discontinued operations	—	18
Cash, cash equivalents and restricted cash of continuing operations at end of period	$2,144	$849

Supplemental cash flow disclosures:
Cash paid for:
Interest	$121	$138
Income taxes	$313	$56
Non-cash investing activities:
Equity investment in Adevinta	$10,776	$—

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

On June 24, 2021, we completed the previously announced transfer of our Classifieds business to Adevinta ASA (“Adevinta”) for $2.5 billion in cash, subject to certain adjustments, and approximately 540 million shares in Adevinta which represent an equity interest of 44%, comprised of approximately 33% of voting shares and 11% of non-voting shares. Together, the total consideration received under the definitive agreement was valued at approximately $13.3 billion, based on the closing trading price of Adevinta’s outstanding shares on the Oslo Stock Exchange on June 24, 2021. The equity interest received is accounted for under the fair value option. We have classified the related assets and liabilities associated with our Classifieds business as discontinued operations in our condensed consolidated balance sheet. The results of our Classifieds business have been presented as discontinued operations in our condensed consolidated statement of income for all periods presented as the transfer represents a strategic shift in our business that has a major effect on our operations and financial results. See “Note 3 – Discontinued Operations” for additional information.
On June 30, 2021, we entered into a securities purchase agreement with E-mart Inc. and one of its wholly owned subsidiaries (together, “Emart”), to sell 80.01% of the outstanding equity interests of eBay Korea LLC, a limited liability company incorporated under the laws of Korea and a wholly owned subsidiary of eBay KTA (“eBay Korea”), pursuant to the terms and conditions of the securities purchase agreement, in exchange for KRW 3.44 trillion, or approximately $3.0 billion as of the agreement date, subject to certain adjustments specified for indebtedness, cash, working capital, transaction expenses and certain taxes. We will retain 19.99% of the outstanding equity interests of eBay Korea. The transaction is expected to close within one year, subject to certain conditions, including receipt of regulatory approvals. As of the second quarter of 2021, we have classified the related assets and liabilities associated with our eBay Korea business as held for sale in our condensed consolidated balance sheet. The results of our eBay Korea business have been presented as discontinued operations in our condensed consolidated statement of income for all periods presented as the transfer represents a strategic shift in our business that has a major effect on our operations and financial results. See “Note 3 – Discontinued Operations” for additional information.
On July 14, 2021, we entered into a share purchase agreement with Astinlux Finco S.à r.l. (“Permira”) to sell approximately 125 million of our voting shares in Adevinta for total consideration of $2.25 billion. The price represents an approximate 7% discount to the 10-day volume weighted average price (“VWAP”) of Adevinta shares as of July 12, 2021 and a 5% discount to the 30-day VWAP as of July 12, 2021. In addition, we granted Permira an option, exercisable within 30 days after the date of the purchase agreement, to purchase approximately 10 million additional voting shares for $180 million in consideration. On July 29, 2021, Permira exercised the option. At the close of both transactions, our ownership in Adevinta will be reduced to 33%. The transactions are expected to close in the fourth quarter of 2021, subject to the receipt of required regulatory approvals.

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

Principles of Consolidation and Basis of Presentation

The accompanying condensed financial statements are consolidated and include the financial statements of eBay Inc., our wholly and majority-owned subsidiaries and variable interest entities (“VIE”) where we are the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. Minority interests are recorded as a noncontrolling interest. A qualitative approach is applied to assess the consolidation requirement for VIEs. Equity investments in entities where we have not elected the fair value option and where we hold at least a 20% ownership interest, have the ability to exercise significant influence, but not control, over the investee are accounted for using the equity method of accounting. For such investments, our share of the investees’ results of operations is included in interest and other, net and our investment balance is included in long-term investments. Investments in entities where we hold less than a 20% ownership interest are generally accounted for as equity investments to be measured at fair value or, under an election, at cost if it does not have readily determinable fair value, in which case the carrying value would be adjusted upon the occurrence of an observable price change in an orderly transaction for identical or similar instruments or impairment.

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

Significant Accounting Policies

Notwithstanding the updates to our policies below to include intermediation of managed payments and our investment policy for our equity investment in Adevinta, there were no significant changes to our significant accounting policies disclosed in “Note 1 – The Company and Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2020.

Equity investment in Adevinta

As of June 30, 2021, our equity investment in Adevinta represented a 44% equity interest. At the initial recognition of the equity investment, we elected the fair value option where subsequent changes in fair value are recognized as earnings in interest and other, net in the condensed consolidated statement of income. We report the investment at fair value within equity investment in Adevinta in our condensed consolidated balance sheet. The investment is classified within Level 1 in the fair value hierarchy as the valuation can be obtained from real time quotes in active markets. The fair value of the equity investment is measured based on Adevinta’s closing stock price and prevailing foreign exchange rate. We believe the fair value option election creates more transparency of the current value of our shares in the equity investment for Adevinta. Refer to “Note 8 – Fair Value Measurement of Assets and Liabilities” for additional details.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Marketing services and other revenues

Our marketing services and other revenues are derived principally from the sale of advertisements and revenue sharing arrangements. Advertising revenue is derived principally from the sale of online advertisements which are based on “impressions” (i.e., the number of times that an advertisement appears in pages viewed by users of our platforms) or “clicks” (which are generated each time users on our platforms click through our advertisements to an advertiser’s designated website) delivered to advertisers. We use the output method and apply the practical expedient to recognize advertising revenue in the amount to which we have a right to invoice. For contracts with target advertising commitments with rebates, estimated payout is accounted for as a variable consideration to the extent it is probable that a significant reversal of revenue will not occur.

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

We are exposed to credit losses from customer accounts and funds receivable balances held by third party financial institutions. We assess these balances for credit loss based on a review of the average period for which the funds are held, credit ratings of the financial institutions and by assessing the probability of default and loss given default models. At June 30, 2021, we did not record any credit-related loss.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 2 — Net Income Per Share

Basic net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding options and equity incentive awards is reflected in diluted net income per share by application of the treasury stock method. The calculation of diluted net income per share excludes all anti-dilutive common shares. The following table sets forth the computation of basic and diluted net income per share for the three and six months ended June 30, 2021 and 2020 (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Income from continuing operations	$294	$689	$862	$1,110
Income from discontinued operations, net of income taxes	10,440	57	10,513	3,048
Net income	$10,734	$746	$11,375	$4,158
Denominator:
Weighted average shares of common stock - basic	674	703	678	728
Dilutive effect of equity incentive awards	11	8	11	6
Weighted average shares of common stock - diluted	685	711	689	734

Income per share - basic:
Continuing operations	$0.44	$0.98	$1.27	$1.53
Discontinued operations	15.48	0.08	15.52	4.18
Net income per share - basic	$15.92	$1.06	$16.79	$5.71
Income per share - diluted:
Continuing operations	$0.43	$0.97	$1.25	$1.51
Discontinued operations	15.25	0.08	15.27	4.16
Net income per share - diluted	$15.68	$1.05	$16.52	$5.67
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	8	1	9	6

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Classifieds

On July 20, 2020, we entered into a definitive agreement with Adevinta to transfer our Classifieds business to Adevinta for $2.5 billion in cash, subject to certain adjustments, and approximately 540 million shares in Adevinta. On June 24, 2021, we completed the previously announced transfer of our Classifieds business to Adevinta. Upon closing, we received consideration of approximately $2.5 billion in cash, subject to certain adjustments as specified in the definitive agreement, and approximately 540 million shares in Adevinta which represent an equity interest of 44%, comprised of approximately 33% of voting shares and 11% of non-voting shares. Together, the total consideration received at the close of the transaction was valued at $13.3 billion, based on the closing trading price of Adevinta’s outstanding shares at the Oslo Stock Exchange on June 24, 2021. The equity interest received is accounted for under the fair value option.

The transfer of our Classifieds business was completed for total consideration of $13.3 billion which comprised of $2.5 billion in cash proceeds and shares of Adevinta valued at $10.8 billion on the date of close. The transfer resulted in a pre-tax gain of $12.5 billion and related income tax expense of $2.1 billion, both within income from discontinued operations. The consideration is subject to adjustments specified in the definitive agreement.

In addition, upon closing we entered into a transition service agreement (“TSA”) with Adevinta to support the operations of Classifieds after the divestiture for fees of $29 million. These agreements commenced with the close of the transaction and have minimum initial terms ranging from 6 to 12 months and can be extended for a maximum of 6 months.

On July 14, 2021, we entered into a share purchase agreement with Permira to sell approximately 125 million of our voting shares in Adevinta for total consideration of $2.25 billion. The price represents an approximate 7% discount to the 10-day VWAP of Adevinta shares as of July 12, 2021 and a 5% discount to the 30-day VWAP as of July 12, 2021. In addition, we granted Permira an option, exercisable within 30 days after the date of the purchase agreement, to purchase approximately 10 million additional voting shares for $180 million in consideration. On July 29, 2021, Permira exercised the option. At the close of both transactions, our ownership in Adevinta will be reduced to 33%. The transactions are expected to close in the fourth quarter of 2021, subject to the receipt of required regulatory approvals.

eBay Korea

On June 30, 2021, we entered into a securities purchase agreement with Emart, to sell 80.01% of the outstanding equity interests of eBay Korea, pursuant to the terms and conditions of the securities purchase agreement, in exchange for KRW 3.44 trillion, or approximately $3.0 billion as of the agreement date, subject to certain adjustments specified for indebtedness, cash, working capital, transaction expenses and certain taxes. We will retain 19.99% of the outstanding equity interests of eBay Korea. The transaction is expected to close within one year, subject to certain conditions, including receipt of regulatory approvals. We have classified the results of the eBay Korea business as discontinued operations in our condensed consolidated statement of income for the periods presented. Additionally, the related assets and liabilities associated with eBay Korea are classified as held for sale in our condensed consolidated balance sheet. The assets and liabilities as of June 30, 2021 are classified as current in our condensed consolidated balance sheet as we expect to close this transaction within one year.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table presents financial results from discontinued operations, net of income taxes in our condensed consolidated statement of income (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021 (1)	2020	2021 (1)	2020 (2)
eBay Korea income from discontinued operations, net of income taxes	$3	$20	$4	$30
Classifieds income from discontinued operations, net of income taxes	10,428	31	10,500	85
StubHub income from discontinued operations, net of income taxes	9	7	9	2,935
PayPal and Enterprise income (loss) from discontinued operations, net of income taxes	—	(1)	—	(2)
Income from discontinued operations, net of income taxes	$10,440	$57	$10,513	$3,048
(1) Includes Classifieds financial results through the transaction close on June 24, 2021 and includes the gain on sale recorded for the Classifieds transaction.
(2) Includes StubHub financial results from January 1, 2020 to February 13, 2020, and includes the gain on sale recorded for the StubHub transaction.

The following table presents cash flows for discontinued operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021 (1)	2020	2021 (1)	2020 (2)
eBay Korea net cash provided by (used in) discontinued operating activities	$17	$(18)	$7	$19
Classifieds net cash provided by discontinued operating activities	41	31	145	119
StubHub net cash provided by (used in) discontinued operating activities	—	—	—	(110)
Net cash provided by (used in) discontinued operating activities	$58	$13	$152	$28

eBay Korea net cash (used in) discontinued investing activities	$(8)	$—	$(9)	$(10)
Classifieds net cash (used in) discontinued investing activities	2,454	(43)	2,453	(44)
StubHub net cash provided by (used in) discontinued investing activities	—	—	—	4,075
Net cash provided by (used in) discontinued investing activities	$2,446	$(43)	$2,444	$4,021

eBay Korea net cash (used in) discontinued financing activities	$6	$(3)	$(62)	$(5)
Classifieds net cash (used in) discontinued financing activities	—	—	—	(2)
Net cash (used in) discontinued financing activities	$6	$(3)	$(62)	$(7)
(1) Includes Classifieds financial results through the transaction close on June 24, 2021 and includes the gain on sale recorded for the Classifieds transaction.
(2) Includes StubHub financial results from January 1, 2020 to February 13, 2020, and includes the gain on sale recorded for the StubHub transaction.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The financial results of StubHub are presented as income from discontinued operations, net of income taxes on our condensed consolidated statement of income. The following table presents the financial results of StubHub (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020(1)
Net revenues	$—	$—	$—	$100
Cost of net revenues	—	—	—	31
Gross profit	—	—	—	69
Operating expenses:
Sales and marketing	—	—	—	51
Product development	—	—	—	29
General and administrative	—	—	—	33
Provision for transaction losses	—	—	—	3
Amortization of acquired intangible assets	—	—	—	1
Total operating expenses	—	—	—	117
Income (loss) from operations of discontinued operations	—	—	—	(48)
Pre-tax gain on sale	12	—	12	3,876
Income from discontinued operations before income taxes	12	—	12	3,828
Income tax benefit (provision)	(3)	7	(3)	(893)
Income from discontinued operations, net of income taxes	$9	$7	$9	$2,935
(1) Includes StubHub financial results from January 1, 2020 to February 13, 2020, and includes the gain on sale recorded for the StubHub transaction.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The financial results of Classifieds are presented as income from discontinued operations, net of income taxes on our condensed consolidated statement of income. Each period presented below includes the impact of intercompany revenue agreements that will continue with eBay subsequent to the completion of the transfer of the Classifieds business for a term of three years with an option to extend for 12 months. The impact of these intercompany revenue agreements to net revenues and cost of net revenues were $3 million and $3 million for the three months ended June 30, 2021 and 2020, respectively, and $5 million and $7 million for the six months ended June 30, 2021 and 2020, respectively. The expected continuing cash flows are not considered to be significant. The following table presents the financial results of Classifieds (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021 (1)	2020	2021 (1)	2020
Net revenues	$289	$197	$565	$442
Cost of net revenues	33	25	63	49
Gross profit	256	172	502	393
Operating expenses:
Sales and marketing	96	61	183	148
Product development	62	39	105	74
General and administrative	40	35	67	62
Provision for transaction losses	—	4	2	10
Amortization of acquired intangible assets	—	2	—	4
Total operating expenses	198	141	357	298
Income from operations of discontinued operations	58	31	145	95
Interest and other, net	(1)	1	—	2
Pre-tax gain (loss) on sale	12,524	—	12,524	—
Income from discontinued operations before income taxes	12,581	32	12,669	97
Income tax provision	(2,153)	(1)	(2,169)	(12)
Income from discontinued operations, net of income taxes	$10,428	$31	$10,500	$85
(1) Includes Classifieds financial results through the transaction close on June 24, 2021 and includes the gain on sale recorded for the Classifieds transaction.
The financial results of eBay Korea are presented as income from discontinued operations, net of income taxes on our condensed consolidated statement of income. The following table presents the financial results of eBay Korea (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenues	$398	$331	$783	$639
Cost of net revenues	229	156	446	304
Gross profit	169	175	337	335
Operating expenses:
Sales and marketing	141	132	282	258
Product development	15	13	29	27
General and administrative	9	4	21	8
Total operating expenses	165	149	332	293
Income (loss) from operations of discontinued operations	4	26	5	42
Interest and other, net	1	—	1	—
Income (loss) from discontinued operations before income taxes	5	26	6	42
Income tax benefit (provision)	(2)	(6)	(2)	(12)
Income (loss) from discontinued operations, net of income taxes	$3	$20	$4	$30
For the three and six months ended June 30, 2021 and 2020, the discontinued operations activity related to our former PayPal and Enterprise businesses was immaterial.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the aggregate carrying amounts of assets and liabilities of discontinued operations for Classifieds in the condensed consolidated balance sheet (in millions):

December 31, 2020
Carrying amounts of assets included as part of discontinued operations:
Cash and cash equivalents	$23
Accounts receivable, net	117
Other current assets	30
Long-term investments	32
Property and equipment, net	31
Goodwill	465
Intangible assets, net	35
Operating lease right-of-use assets	20
Deferred tax assets	435
Total assets classified as discontinued operations in the condensed consolidated balance sheet	$1,188

Carrying amounts of liabilities included as part of discontinued operations:
Accounts payable	$18
Accrued expenses and other current liabilities	104
Deferred revenue	4
Income taxes payable	35
Operating lease liabilities	11
Deferred tax liabilities	278
Other liabilities	2
Total liabilities classified as discontinued operations in the condensed consolidated balance sheet	$452

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table presents the aggregate carrying amounts of held for sale assets and liabilities related to eBay Korea in the condensed consolidated balance sheet (in millions):

	June 30, 2021	December 31, 2020
Carrying amounts of assets included as part of held for sale:
Cash and cash equivalents	$162	$327
Short-term investments	—	6
Accounts receivable, net	49	50
Customer accounts and funds receivable	590	649
Other current assets	61	45
Property and equipment, net	63	66
Goodwill	383	390
Operating lease right-of-use assets	69	79
Deferred tax assets	22	—
Other assets	15	14
Total assets classified as held for sale in the condensed consolidated balance sheet	$1,414	$1,626

Carrying amounts of liabilities included as part of held for sale:
Short-term debt	$11	$12
Accounts payable	58	54
Customer accounts and funds payable	559	673
Accrued expenses and other current liabilities	70	91
Deferred revenue	11	12
Income taxes payable	6	13
Operating lease liabilities	54	64
Deferred tax liabilities	12	(9)
Long-term debt	1	5
Other liabilities	4	3
Total liabilities classified as held for sale in the condensed consolidated balance sheet	$786	$918

Note 4 — Goodwill

Goodwill

The following table presents goodwill activity during the six months ended June 30, 2021 (in millions):

	December 31, 2020	Goodwill Acquired	Adjustments	June 30, 2021
Goodwill	$4,285	$—	$(73)	$4,212

The adjustments to goodwill during the six months ended June 30, 2021 were primarily due to foreign currency translation.

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

The following table summarizes net revenues by type for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenues by type
Net transaction revenues	$2,496	$2,185	$4,972	$3,837
Marketing services and other revenues	172	152	334	321
Total net revenues	$2,668	$2,337	$5,306	$4,158

The following table summarizes the allocation of net revenues based on geography (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
U.S.	$1,304	$1,086	$2,600	$1,908
United Kingdom	498	444	1,001	771
Germany	337	298	681	530
Rest of world	529	509	1,024	949
Total net revenues	$2,668	$2,337	$5,306	$4,158

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 6 — Investments

The following tables summarize the unrealized gains and losses and estimated fair value of our investments classified as available-for-sale and restricted cash (in millions):

	June 30, 2021
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Restricted cash	$15	$—	$—	$15
Corporate debt securities	4,596	2	—	4,598
Government and agency securities	125	—	—	125
	$4,736	$2	$—	$4,738
Long-term investments:
Corporate debt securities	635	2	(1)	636
Government and agency securities	109	—	—	109
	$744	$2	$(1)	$745

	December 31, 2020
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Restricted cash	$137	$—	$—	$137
Corporate debt securities	2,252	3	—	2,255
	$2,389	$3	$—	$2,392
Long-term investments:
Corporate debt securities	284	2	—	286
	$284	$2	$—	$286

We consider cash to be restricted when withdrawal or general use is legally restricted. At December 31, 2020 our restricted cash balance primarily comprised of cash on deposit with banks restricted to safeguard seller payables.

Investments classified as available-for-sale are carried at fair value with changes reflected in other comprehensive income. Where there is an intention or a requirement to sell an impaired available-for-sale debt security, the entire impairment is recognized in earnings with a corresponding adjustment to the amortized cost basis of the security. We presently do not intend to sell any of the available-for-sale debt securities in an unrealized loss position and expect to realize the full value of all these investments upon maturity or sale.

We regularly review investment securities for credit impairment using both qualitative and quantitative criteria. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses will be recorded through interest and other, net for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. We did not recognize any credit-related impairment through an allowance for credit losses as of June 30, 2021.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investment securities in a continuous loss position for less than 12 months had an estimated fair value of $3.0 billion and an immaterial amount of unrealized losses as of June 30, 2021, and an estimated fair value of $261 million and an immaterial amount of unrealized losses as of December 31, 2020. As of June 30, 2021 and December 31, 2020 there were no investment securities in a continuous loss position for greater than 12 months. Refer to “Note 15 – Accumulated Other Comprehensive Income” for amounts reclassified to earnings from unrealized gains and losses.

The estimated fair values of our short-term and long-term investments classified as available-for-sale and restricted cash by date of contractual maturity as of June 30, 2021 are as follows (in millions):

June 30, 2021
One year or less (including restricted cash of $15)	$4,738
One year through two years	243
Two years through three years	289
Three years through four years	80
Four years through five years	133
$5,483
Equity Investments

The following table provides a summary of our equity investments (in millions):

	Balance Sheet Location	June 30, 2021	December 31, 2020
Equity investment in Adevinta	Equity investment in Adevinta	$10,354	$—
Equity investments without readily determinable fair values	Long-term investments	571	539
Equity investments under the equity method of accounting	Long-term investments	7	8
Total equity investments		$10,932	$547

During the second quarter of 2021, we recorded an upward adjustment for an observable price change of $41 million to the carrying value of a strategic investment. The upward adjustment was recorded in interest and other, net on our condensed consolidated statement of income.

Upon completion of the transfer of our Classifieds business to Adevinta we retained an equity investment of 44% in Adevinta valued at $10.8 billion at the close of the transfer. At the initial recognition of the equity investment, we elected the fair value option where subsequent changes in fair value are recognized in earnings. The investment is classified within Level 1 in the fair value hierarchy as the valuation can be obtained from real time quotes in active markets. The fair value of the equity investment is measured based on Adevinta’s closing stock price and prevailing foreign exchange rate at each balance sheet date and the changes in fair value are reflected in interest and other, net in the condensed consolidated statement of income. We believe the fair value option election creates more transparency of the current value in the equity investment in Adevinta. Our non-voting shares are convertible to voting shares on a one-to-one basis, subject to a limitation of 33% voting interest. For the three and six months ended June 30, 2021 a loss of $422 million was recorded in interest and other, net on our condensed consolidated statement of income related to the investment.

On July 14, 2021, we entered into a share purchase agreement with Permira to sell approximately 125 million of our voting shares in Adevinta for total consideration of $2.25 billion. The price represents an approximate 7% discount to the 10-day VWAP of Adevinta shares as of July 12, 2021 and a 5% discount to the 30-day VWAP as of July 12, 2021. In addition, we granted Permira an option, exercisable within 30 days after the date of the purchase agreement, to purchase approximately 10 million additional voting shares for $180 million in consideration. On July 29, 2021, Permira exercised the option. At the close of both transactions, our ownership in Adevinta will be reduced to 33%. The transactions are expected to close in the fourth quarter of 2021, subject to the receipt of required regulatory approvals.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table provides a summary of unrealized gains and losses recorded in interest and other, net during the three and six months ended June 30, 2021 and 2020 related to equity investments held at June 30, 2021 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net gains/(losses) recognized during the period on equity investments	$(380)	$—	$(380)	$—
Less: Net gains/(losses) recognized during the period on equity investments sold during the period	—	—	—	—
Total unrealized gains/(losses) on equity investments still held at June 30, 2021	$(380)	$—	$(380)	$—

The following table summarizes the change in total carrying value during the three and six months ended June 30, 2021 and 2020 related to equity investments without readily determinable fair values still held (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Carrying value, beginning of period	$528	$296	$539	$307
Additions	1	—	1	—
Upward adjustments for observable price changes	41	—	41	—
Downward adjustments for observable price changes and impairment	—	(40)	—	(40)
Foreign currency translation and other	1	5	(10)	(6)
Carrying value, end of period	$571	$261	$571	$261

For such equity investments without readily determinable fair values still held at June 30, 2021, the cumulative upward adjustment for observable price changes were $280 million and cumulative downward adjustments for observable price changes and impairments were $121 million.

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

In 2020, we began to hedge the variability of forecasted interest payments on anticipated debt issuance using forward-starting interest rate swaps. These interest rate swaps effectively fixed the benchmark interest rate and had the economic effect of hedging the variability of forecasted interest payments for up to 10 years on an anticipated debt issuance. Similar to other cash flow hedges, we recorded changes in the fair value of these interest rate swaps in accumulated other comprehensive income (loss) until the anticipated debt issuance. In May 2021, we issued $2.5 billion of senior unsecured notes, which consisted of notes maturing in 2026, 2031 and 2051. As a result, we terminated the interest rate swaps and the gain associated with the termination of approximately $45 million will be amortized to interest expense over the terms of our notes due in May 2026 and May 2031.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
During 2020, we began to hedge the variability of the cash flows in interest payments associated with our floating-rate debt using interest rate swaps. These interest rate swap agreements effectively convert our floating-rate debt that is based on London Interbank Offered Rate (“LIBOR”) to a fixed-rate basis, reducing the impact of interest-rate changes on future interest expense. The total notional amount of these interest rate swaps was $400 million as of June 30, 2021 with terms calling for us to receive interest at a variable rate and to pay interest at a fixed rate. Our interest rate swap contracts have maturity dates in 2023. Similar to other cash flow hedges, we record changes in the fair value of these interest rate swaps in accumulated other comprehensive income (loss) and their fair value will be amortized over the term of the debt to interest expense.

Cash Flow Hedges

For derivative instruments that are designated as cash flow hedges, the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (“AOCI”) and subsequently reclassified into earnings in the same period the forecasted hedged transaction affects earnings. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Unrealized gains and losses in AOCI associated with such derivative instruments are immediately reclassified into earnings. As of June 30, 2021, we have estimated that approximately $43 million of net derivative loss related to our foreign exchange cash flow hedges and $1 million net derivative loss related to our interest rate cash flow hedges included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months. We classify cash flows related to our cash flow hedges as operating activities in our condensed consolidated statement of cash flows.

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Derivative Contracts

The fair values of our outstanding derivative instruments were as follows (in millions):

	Balance Sheet Location	June 30, 2021	December 31, 2020
Derivative Assets:
Foreign exchange contracts designated as cash flow hedges	Other Current Assets	$22	$12
Foreign exchange contracts not designated as hedging instruments	Other Current Assets	13	23
Warrant	Warrant Asset	1,123	1,051
Foreign exchange contracts designated as cash flow hedges	Other Assets	22	14
Interest rate contracts designated as cash flow hedges	Other Assets	—	13
Total derivative assets		$1,180	$1,113

Derivative Liabilities:
Foreign exchange contracts designated as cash flow hedges	Other Current Liabilities	$9	$17
Foreign exchange contracts not designated as hedging instruments	Other Current Liabilities	15	25
Interest rate contracts designated as cash flow hedges	Other Current Liabilities	1	1
Interest rate contracts designated as cash flow hedges	Other Liabilities	1	1
Total derivative liabilities		$26	$44

Total fair value of derivative instruments		$1,154	$1,069

Under the master netting agreements with the respective counterparties to our derivative contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis on our condensed consolidated balance sheet. As of June 30, 2021, the potential effect of rights of set-off associated with the foreign exchange contracts would be an offset to both assets and liabilities by $21 million, resulting in net derivative assets of $36 million and net derivative liabilities of $4 million. As of June 30, 2021, the potential effect of rights of set-off associated with the interest rate contracts would be an offset to both assets and liabilities by zero, resulting in net derivative assets of zero and net derivative liabilities of $1 million.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following tables present the activity of derivative instruments designated as cash flow hedges as of June 30, 2021 and December 31, 2020, and the impact of these derivative contracts on AOCI for the six months ended June 30, 2021 and 2020 (in millions):

	December 31, 2020	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Less: Amount of Gain (Loss) Reclassified From AOCI to Earnings	June 30, 2021
Foreign exchange contracts designated as cash flow hedges	$(95)	$(6)	$(44)	$(57)
Interest rate contracts designated as cash flow hedges	10	22	—	32
Total	$(85)	$16	$(44)	$(25)

	December 31, 2019	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Less: Amount of Gain (Loss) Reclassified From AOCI to Earnings	June 30, 2020
Foreign exchange contracts designated as cash flow hedges	$(9)	$21	$17	$(5)
Interest rate contracts designated as cash flow hedges	—	(3)	—	(3)
Total	$(9)	$18	$17	$(8)

Effect of Derivative Contracts on Condensed Consolidated Statement of Income

The following table provides a summary of the total gain (loss) recognized in the condensed consolidated statement of income from our foreign exchange derivative contracts by location (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Foreign exchange contracts designated as cash flow hedges recognized in net revenues	$(18)	$17	$(46)	$17
Foreign exchange contracts designated as cash flow hedges recognized in cost of net revenues	1	—	2	—
Foreign exchange contracts not designated as hedging instruments recognized in interest and other, net	—	(1)	(6)	9
Total gain (loss) recognized from foreign exchange derivative contracts in the condensed consolidated statement of income	$(17)	$16	$(50)	$26
The following table provides a summary of the total gain (loss) recognized in the condensed consolidated statement of income from our interest rate derivative contracts by location (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Gain (loss) from interest rate contracts designated as cash flow hedges recognized in interest and other, net	$1	$—	$—	$—

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table provides a summary of the total gain (loss) recognized in the condensed consolidated statement of income due to changes in the fair value of the warrant (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Gain (loss) attributable to changes in the fair value of warrant recognized in interest and other, net	$108	$293	$72	$305

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

	June 30, 2021	December 31, 2020
Foreign exchange contracts designated as cash flow hedges	$2,376	$2,305
Foreign exchange contracts not designated as hedging instruments	3,613	3,016
Interest rate contracts designated as cash flow hedges	400	1,100
Total	$6,389	$6,421

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 8 — Fair Value Measurement of Assets and Liabilities

The following tables present our financial assets and liabilities measured at fair value on a recurring basis (in millions):

	June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$2,128	$2,128	$—	$—
Short-term investments:
Restricted cash	15	15	—	—
Corporate debt securities	4,598	—	4,598	—
Government and agency securities	125	—	125	—
Total short-term investments	4,738	15	4,723	—
Equity investment in Adevinta	10,354	10,354	—	—
Derivatives	1,180	—	57	1,123
Long-term investments:
Corporate debt securities	636	—	636	—
Government and agency securities	109	—	109	—
Total long-term investments	745	—	745	—
Total financial assets	$19,145	$12,497	$5,525	$1,123

Liabilities:
Derivatives	$26	$—	$26	$—

	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$1,101	$890	$211	$—
Short-term investments:
Restricted cash	137	137	—	—
Corporate debt securities	2,255	—	2,255	—
Total short-term investments	2,392	137	2,255	—
Derivatives	1,113	—	62	1,051
Long-term investments:
Corporate debt securities	286	—	286	—
Total long-term investments	286	—	286	—
Total financial assets	$4,892	$1,027	$2,814	$1,051

Liabilities:
Derivatives	$44	$—	$44	$—

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Our financial assets and liabilities are valued using market prices on both active markets (Level 1), less active markets (Level 2) and little or no market activity (Level 3). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. Level 3 instrument valuations typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability. We did not have any transfers of financial instruments between valuation levels during the six months ended June 30, 2021.

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

Upon completion of the transfer of our Classifieds business to Adevinta we retained an equity investment of 44% in Adevinta valued at $10.8 billion. The investment is accounted for under the fair value option and classified within Level 1 in the fair value hierarchy as the valuation can be obtained from real time quotes in active markets. The fair value of the equity investment is measured based on Adevinta’s closing stock price and prevailing foreign exchange rate at each balance sheet date and the changes in fair value are reflected in interest and other, net in the condensed consolidated statement of income. Refer to “Note 6 – Investments” for further details.

On July 14, 2021, we entered into a share purchase agreement with Permira to sell approximately 125 million of our voting shares in Adevinta for total consideration of $2.25 billion. The price represents an approximate 7% discount to the 10-day VWAP of Adevinta shares as of July 12, 2021 and a 5% discount to the 30-day VWAP as of July 12, 2021. In addition, we granted Permira an option, exercisable within 30 days after the date of the purchase agreement, to purchase approximately 10 million additional voting shares for $180 million in consideration. On July 29, 2021, Permira exercised the option. At the close of both transactions, our ownership in Adevinta will be reduced to 33%. The transactions are expected to close in the fourth quarter of 2021, subject to the receipt of required regulatory approvals.

Other financial instruments, including accounts receivable and accounts payable, are carried at cost, which approximates their fair value because of the short-term nature of these instruments.

The following tables present a reconciliation of the opening to closing balance of assets measured using significant unobservable inputs (Level 3) (in millions):

	June 30, 2021	December 31, 2020
Opening balance at beginning of period	$1,051	$281
Change in fair value	72	770
Closing balance at end of period	$1,123	$1,051

The following table presents quantitative information about Level 3 significant unobservable inputs used in the fair value measurement of the warrant as of June 30, 2021 (in millions):

	Fair value	Valuation technique	Unobservable Input	Range (weighted average)(1)

Warrant	$1,123	Black-Scholes and Monte Carlo	Probability of vesting	0.0% - 95.0% (71%)
			Equity volatility	24.1% - 61.0% (42%)
(1) Probability of vesting were weighted by the unadjusted value of the tranches. For volatility, the average represents the arithmetic average of the points within the range and is not weighted by the relative fair value or notional amount.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 9 — Debt

The following table summarizes the carrying value of our outstanding debt (in millions, except percentages):

	Coupon	As of	Effective	As of	Effective
	Rate	June 30, 2021	Interest Rate	December 31, 2020	Interest Rate
Long-Term Debt
Floating Rate Notes:
Senior notes due 2023	LIBOR plus 0.87%	$400	1.158%	$400	1.187%

Senior notes due 2022	3.800%	750	3.989%	750	3.989%
Senior notes due 2022	2.600%	605	2.678%	1,000	2.678%
Senior notes due 2023	2.750%	750	2.866%	750	2.866%
Senior notes due 2024	3.450%	750	3.531%	750	3.531%
Senior notes due 2025	1.900%	800	1.803%	800	1.803%
Senior notes due 2026	1.400%	750	1.252%	—	—%
Senior notes due 2027	3.600%	850	3.689%	850	3.689%
Senior notes due 2030	2.700%	950	2.623%	950	2.623%
Senior notes due 2031	2.600%	750	2.186%	—	—%
Senior notes due 2042	4.000%	750	4.114%	750	4.114%
Senior notes due 2051	3.650%	1,000	2.517%	—	—%
Senior notes due 2056	6.000%	—	—%	750	6.547%
Total senior notes		9,105		7,750
Hedge accounting fair value adjustments (1)		9		10
Unamortized premium/(discount) and debt issuance costs		(33)		(20)
Less: Current portion of long-term debt		(750)		—
Total long-term debt		8,331		7,740

Short-Term Debt
Current portion of long-term debt		750		—
Unamortized premium/(discount) and debt issuance costs		(1)		—
Other short-term borrowings		12		6
Total short-term debt		761		6
Total Debt		$9,092		$7,746
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

In May 2021, we issued senior notes, in an aggregate principal amount of $2.5 billion, which consisted of $750 million of 1.400% fixed rate notes due 2026, $750 million of 2.600% fixed rate notes due to 2031 and $1.0 billion of 3.650% fixed rate notes due 2051.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

None of the floating rate notes are redeemable prior to maturity. We may redeem some or all of the other fixed rate notes of each series at any time and from time to time prior to their maturity, generally at a make-whole redemption price, plus accrued and unpaid interest.

If a change of control triggering event (as defined in the applicable senior notes) occurs with respect to the 3.800% fixed rate notes due 2022, the floating rate notes due 2023, the 2.750% fixed rate notes due 2023, the 1.900% fixed rate notes due 2025, the 1.400% fixed rate notes due 2026, the 3.600% fixed rate notes due 2027, the 2.700% fixed rate notes due 2030, the 2.600% fixed rate notes due 2031 or the 3.650% fixed rate notes due 2051, we must, subject to certain exceptions, offer to repurchase all of the notes of the applicable series at a price equal to 101% of the principal amount, plus accrued and unpaid interest.

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

The effective interest rates for our senior notes include the interest payable, the amortization of debt issuance costs and the amortization of any original issue discount and premium on these senior notes. Interest on these senior notes is payable either quarterly or semiannually. Interest expense associated with these senior notes, including amortization of debt issuance costs, was approximately $59 million and $74 million during the three months ended June 30, 2021 and 2020, respectively, and $125 million and $144 million during the six months ended June 30, 2021 and 2020.

As of June 30, 2021 and December 31, 2020, the estimated fair value of these senior notes, using Level 2 inputs, was approximately $9.5 billion and $8.3 billion, respectively.

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. As of June 30, 2021, there were no commercial paper notes outstanding.

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

As of June 30, 2021, no borrowings were outstanding under our $2 billion credit agreement. However, as described above, we have an up to $1.5 billion commercial paper program and are required to maintain available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due, in an aggregate amount of $1.5 billion. As of June 30, 2021, no borrowings were outstanding under our commercial paper program; therefore, $2 billion of borrowing capacity was available for other purposes permitted by the credit agreement, subject to customary conditions to borrowing. The credit agreement includes a covenant limiting our consolidated leverage ratio to no more than 4.0:1.0, subject to, upon the occurrence of a qualified material acquisition, if so elected by us, a step-up to 4.5:1.0 for the four fiscal quarters completed following such qualified material acquisition. The credit agreement includes customary events of default, with corresponding grace periods in certain circumstances, including payment defaults, cross-defaults and bankruptcy-related defaults. In addition, the credit agreement

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
contains customary affirmative and negative covenants, including restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case, subject to customary exceptions. The credit agreement also contains customary representations and warranties.

We were in compliance with all financial covenants in our outstanding debt instruments during the six months ended June 30, 2021.

Note 10 — Balance Sheet Components

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable represents amounts invoiced and revenue recognized prior to invoicing when we have satisfied our performance obligation and have the unconditional right to payment. The allowance for doubtful accounts and authorized credits is estimated based upon our assessment of various factors including historical experience, the age of the accounts receivable balances, current economic conditions reasonable and supportable forecasts, and other factors that may affect our customers’ ability to pay. The allowance for doubtful accounts and authorized credits was $115 million and $136 million as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021, we reported allowances for doubtful accounts of $80 million reflecting a decrease of $17 million, net of write-offs of $65 million for the six months ended June 30, 2021.
Deferred revenue consists of fees received related to unsatisfied performance obligations at the end of the period. Due to the generally short-term duration of contracts, the majority of the performance obligations are satisfied in the following reporting period. The amount of revenue recognized for the six month period ended June 30, 2021 that was included in the deferred revenue balance at the beginning of the period was $46 million. The amount of revenue recognized for the six month period ended June 30, 2020 that was included in the deferred revenue balance at the beginning of the period was $64 million.

Cash, cash equivalents and restricted cash

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$2,128	$1,101
Customer accounts	1	—
Restricted cash included in short-term investments	15	137
Cash, cash equivalents and restricted cash	$2,144	$1,238

Customer accounts and funds receivable

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$1	$—
Funds receivable	484	290
Customer accounts and funds receivable	$485	$290

Note 11 — Commitments and Contingencies

Off-Balance Sheet Arrangements

As of June 30, 2021, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

We have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
interest expense or income under the arrangement. As of June 30, 2021, we had a total of $2.1 billion in aggregate cash deposits, partially offset by $1.9 billion in cash withdrawals, held within the financial institution under the cash pooling arrangement.

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

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable were not material for the six months ended June 30, 2021. We have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to significant uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material. Legal fees are expensed as incurred.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The stock repurchase activity under our stock repurchase programs during the six months ended June 30, 2021 is summarized as follows (in millions, except per share amounts):

	Shares Repurchased (1)	Average Price per Share (2)	Value of Shares Repurchased (2)	Remaining Amount Authorized
Balance as of January 1, 2021				$2,033
Authorization of additional plan in February 2021				4,000
Repurchase of shares of common stock	29	$61.36	$1,792	(1,792)
Balance as of June 30, 2021				$4,241

(1)These repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. None of the repurchased shares of common stock have been retired.
(2)Excludes broker commissions.

In August 2021, our Board authorized an additional $3.0 billion stock repurchase program, with no expiration from the date of authorization.

Dividends

The Company paid a total of $121 million and $243 million in cash dividends during the three and six months ended June 30, 2021 and $112 million and $226 million during the three and six June 30, 2020, respectively. In August 2021, our Board of Directors declared a cash dividend of $0.18 per share of common stock to be paid on September 17, 2021 to stockholders of record as of September 1, 2021.

Note 13 — Employee Benefit Plans

Restricted Stock Unit Activity

The following table presents restricted stock unit (“RSU”) activity under our equity incentive plans as of and for the six months ended June 30, 2021 (in millions):

Units (1)
Outstanding as of January 1, 2021	25
Awarded	11
Vested	(7)
Forfeited	(3)
Outstanding as of June 30, 2021	26
(1) Activity presented is inclusive of units granted to employees of our eBay Korea business

The weighted average grant date fair value for RSUs awarded during the six months ended June 30, 2021 was $62.95 per share.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Stock-Based Compensation Expense

The impact on our results of continuing operations of recording stock-based compensation expense was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of net revenues	$13	$11	$23	$20
Sales and marketing	25	19	45	34
Product development	55	41	97	76
General and administrative	42	32	73	61
Total stock-based compensation expense	$135	$103	$238	$191
Capitalized in product development	$3	$4	$6	$8

Note 14 — Income Taxes

We are subject to both direct and indirect taxation in the U.S. and various states and foreign jurisdictions. We are under examination by certain tax authorities for the 2010 to 2019 tax years. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these or other examinations. The material jurisdictions where we are subject to potential examination by tax authorities for tax years after 2009 include, among others, the U.S. (Federal and California), Germany, Israel, Switzerland and the United Kingdom.

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

We have recognized the tax consequences of all foreign unremitted earnings and management has no specific plans to indefinitely reinvest the unremitted earnings of our foreign subsidiaries as of the balance sheet date. We have not provided for deferred taxes on outside basis differences in our investments in our foreign subsidiaries that are unrelated to unremitted earnings. With the exception of eBay Korea recognized in discontinued operations, these basis differences will be indefinitely reinvested. A determination of the unrecognized deferred taxes related to these other components of our outside basis difference is not practicable. In connection with the intent to sell the eBay Korea business as discussed in “Note 1 – The Company and Summary of Significant Accounting Policies”, we assessed the outside basis differences relating to eBay Korea and determined that no material deferred taxes need to be provided on the difference as of June 30, 2021.

Note 15 — Accumulated Other Comprehensive Income

The following tables summarize the changes in AOCI for the three and six months ended June 30, 2021 and 2020 (in millions):

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of March 31, 2021	$(11)	$2	$537	$25	$553
Other comprehensive income (loss) before reclassifications	(20)	(1)	10	6	(5)
Less: Amount of gain (loss) reclassified from AOCI	(16)	—	—	4	(12)
Net current period other comprehensive income (loss)	(4)	(1)	10	2	7
Balance as of June 30, 2021	$(15)	$1	$547	$27	$560

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of March 31, 2020	$38	$(26)	$250	$23	$285
Other comprehensive income (loss) before reclassifications	(30)	32	49	(2)	49
Less: Amount of gain (loss) reclassified from AOCI	17	—	—	(4)	13
Net current period other comprehensive income (loss)	(47)	32	49	2	36
Balance as of June 30, 2020	$(9)	$6	$299	$25	$321

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2020	$(85)	$5	$654	$42	$616
Other comprehensive income (loss) before reclassifications	26	(4)	(107)	(5)	(90)
Less: Amount of gain (loss) reclassified from AOCI	(44)	—	—	10	(34)
Net current period other comprehensive income (loss)	70	(4)	(107)	(15)	(56)
Balance as of June 30, 2021	$(15)	$1	$547	$27	$560

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2019	$(9)	$5	$363	$25	$384
Other comprehensive income (loss) before reclassifications	17	1	(64)	(4)	(50)
Less: Amount of gain (loss) reclassified from AOCI	17	—	—	(4)	13
Net current period other comprehensive income (loss)	—	1	(64)	—	(63)
Balance as of June 30, 2020	$(9)	$6	$299	$25	$321

The following table provides a summary of reclassifications out of AOCI (in millions):

Details about AOCI Components	Affected Line Item in the Statement of Income	Amount of Gain (Loss) Reclassified From AOCI
		Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
Gains (losses) on cash flow hedges
Foreign exchange contracts	Net Revenues	$(18)	$17	$(46)	$17
Foreign exchange contracts	Cost of net revenues	1	—	2	—
Interest rate contracts	Interest and other, net	1	—	—	—
	Total, from continuing operations before income taxes	(16)	17	(44)	17
	Provision for income taxes	4	(4)	10	(4)
	Total, net of income taxes	(12)	13	(34)	13

Total reclassifications for the period	Total, net of income taxes	$(12)	$13	$(34)	$13

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 16 — Restructuring

The following table summarizes restructuring reserve activity during the six months ended June 30, 2021 (in millions):

Employee Severance and Benefits
Accrued liability as of January 1, 2021	$—
Charges	35
Payments	(29)
Accrued liability as of June 30, 2021	$6

During the first quarter of 2021, management approved plans that included the reduction in workforce and other exit costs. The reduction was substantially completed in the first quarter of 2021 and resulted in a pre-tax charge of $35 million.

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

In 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic and continues to be widespread with uncertainty around its duration. As a result of COVID-19 mobility restrictions globally, there have been changes in consumer behavior that have resulted in more online shopping. We expect these changes in behavior to continue to evolve as the pandemic progresses. During the pandemic our Marketplace platforms experienced improved traffic and buyer acquisition due to the ongoing impact of measures taken globally to contain the spread of COVID-19. The Marketplace platforms also experienced improved acquisition of small business sellers. While the impact of COVID-19 has had a positive impact on our reported results during the pandemic, as mobility restrictions are lifted in various markets we have experienced lower traffic in certain markets primarily in the U.K., Germany and the U.S. It’s uncertain how consumer behaviors will trend as mobility restrictions continue to be eased or lifted or the impact of new COVID-19 variants which may lead to tightening of mobility restrictions. The impacts seen to date may continue to create volatility in our results and a wider range of outcomes as consumer behaviors and mobility restrictions continue to evolve. See “Results of Operations” below for impacts of COVID-19 on our results for the three and six months ended June 30, 2021. For additional information, see “– Liquidity and Capital Resource Requirements” below and “Item 1A: Risk Factors” under the caption “The global COVID-19 pandemic could harm our business and results of operations” in the 2020 Form 10-K.

On June 24 2021, we completed the previously announced transfer our Classifieds business to Adevinta ASA (“Adevinta”) for $2.5 billion in cash, subject to certain adjustments, and approximately 540 million shares in Adevinta which represent equity interest of 44%, comprised of approximately 33% of voting shares and 11% non-voting shares. Together, the total consideration received under the definitive agreement was valued at approximately $13.3 billion, based on the closing trading price of Adevinta’s outstanding shares on the Oslo Stock Exchange on June 24, 2021. The equity interest received is accounted for under the fair value option. We have classified the results of our Classifieds business as discontinued operations in our condensed consolidated statement of income for the periods presented. Additionally, the related assets and liabilities associated with the discontinued operations are classified as discontinued operations in our condensed consolidated balance sheet. See “Note 3 – Discontinued Operations” in our condensed consolidated financial statements for additional information.

On June 30, 2021, we entered into a securities purchase agreement with E-mart Inc. and one of its wholly owned subsidiaries (together, “Emart”), to sell 80.01% of the outstanding equity interests of eBay Korea LLC, a limited liability company incorporated under the laws of Korea and a wholly owned subsidiary of eBay KTA (“eBay Korea”), pursuant to the terms and conditions of the securities purchase agreement, in exchange for KRW 3.44 trillion, or approximately $3.0 billion as of the agreement date, subject to certain adjustments specified for indebtedness, cash, working capital, transaction expenses and certain taxes. We will retain 19.99% of the outstanding equity interests of eBay Korea. The transaction is expected to close within one year, subject to certain conditions, including receipt of regulatory approvals. As of the second quarter of 2021, we have classified the related assets and liabilities associated with our eBay Korea business as held for sale in our condensed consolidated balance sheet. The results of our eBay Korea business have been presented as discontinued operations in our condensed consolidated statement of income for all periods presented as the transfer represents a strategic shift in our business that has a major effect on our operations and financial results. See “Note 3 – Discontinued Operations” for additional information.

On July 14, 2021, we entered into a share purchase agreement with Astinlux Finco S.à r.l. (“Permira”) to sell approximately 125 million of our voting shares in Adevinta for total consideration of $2.25 billion. The price represents an approximate 7% discount to the 10-day volume weighted average price (“VWAP”) of Adevinta shares as of July 12, 2021 and a 5% discount to the 30-day VWAP as of July 12, 2021. In addition, we granted Permira an option, exercisable within 30 days after the date of the purchase agreement, to purchase approximately 10 million additional voting shares for $180 million in consideration. On July 29, 2021, Permira exercised the option. At the close of both transactions, our ownership in Adevinta will be reduced to 33%, which satisfies our commitment to regulators. The transactions are expected to close in the fourth quarter of 2021, subject to the receipt of required regulatory approvals.

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

Quarter Highlights

Net revenues increased 14% to $2.7 billion during the three months ended June 30, 2021 compared to the same period in 2020. FX-Neutral net revenue increased 11% during the three months ended June 30, 2021 compared to the same period in 2020. Operating margin decreased to 27.4% for the three months ended June 30, 2021 compared to 32.7% for the same period in 2020. Diluted earnings per share from continuing operations decreased to $0.43 during the three months ended June 30, 2021 compared to $0.97 in the same period in 2020. The transfer of our Classifieds business was completed for $13.3 billion of consideration which comprised of $2.5 billion in proceeds and shares of Adevinta valued at $10.8 billion based on the closing trading price of

Adevinta’s outstanding shares on the Oslo Stock Exchange on June 24, 2021, which was recorded within discontinued operations.

We generated cash flow from continuing operating activities of $1.0 billion during the three months ended June 30, 2021 compared to $951 million in the same period in 2020.

During the three months ended June 30, 2021, we issued $2.5 billion of debt, repurchased $1.5 billion of common stock, repaid $400 million of commercial paper borrowing and paid $121 million in cash dividends.

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

	Quarter Ended
	March 31	June 30	September 30	December 31
2019
Net revenues	$1,867	$1,859	$1,799	$1,904
% change from prior quarter	**	—%	(3)%	6%
2020
Net revenues	$1,821	$2,337	$2,258	$2,478
% change from prior quarter	(4)%	28%	(3)%	10%
2021
Net revenues	$2,638	$2,668	$—	$—
% change from prior quarter	6%	1%
** Growth for the period excluded as 2018 revenue numbers have not yet been re-casted and provided

Net Revenues by Geography

Revenues are attributed to U.S. and international geographies primarily based upon the country in which the seller, platform that displays advertising, other service provider or customer, as the case may be, is located. The following table presents net revenues by geography for the periods presented (in millions, except percentages):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2021	2020	As Reported	2021	2020	As Reported
U.S.	$1,304	$1,086	20%	$2,600	$1,908	36%
Percentage of net revenues	49%	46%		49%	46%

International	1,364	1,251	9%	2,706	2,250	20%
Percentage of net revenues	51%	54%		51%	54%

Total net revenues	$2,668	$2,337	14%	$5,306	$4,158	28%

Our commerce platforms operate globally, resulting in certain revenues that are denominated in foreign currencies, including the British pound and euro. In addition, as shown in the table above, we generate a majority of our net revenues internationally. Because of these factors, we are subject to the risks related to doing business in foreign countries as discussed in “Part I - Item 1A: Risk Factors” of the 2020 Form 10-K.

Net revenues included $18 million and $46 million of hedging losses during the three and six months ended June 30, 2021, as compared to $17 million of hedging gains during the same periods in 2020. The hedging activity in net revenues specifically relates to hedges of net transaction revenues. Foreign currency movements relative to the U.S. dollar had a favorable impact of $95 million on net revenues during the three months ended June 30, 2021 compared to an unfavorable impact of $23 million during the same period in 2020, and a favorable impact of $149 million on net revenues during the six months ended June 30, 2021 compared to an unfavorable impact of $39 million on net revenues during the same period in 2020.

The effect of foreign currency exchange rate movements during the three months ended June 30, 2021 compared to the same period in 2020 was primarily attributable to the weakening of the U.S. dollar against the British pound and euro. The effect of foreign currency exchange rate movements during the six months ended June 30, 2021 compared to the same period in 2020 was primarily attributable to the weakening of the U.S. dollar against the British pound and euro.

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

Marketing services and other (“MS&O”) revenues consist of revenues principally from the sale of advertisements and revenue sharing arrangements.

The following table presents net revenues by type (in millions, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change

Net transaction revenue	$2,496	$2,185	14%	$4,972	$3,837	30%
Marketing services and other revenues	172	152	13%	334	321	4%
Total net revenues	$2,668	$2,337	14%	$5,306	$4,158	28%

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

Take rate is defined as net transaction revenues divided by GMV and represents net transaction revenue as a percentage of overall volume on our platforms. We believe that take rate provides a useful measure of our ability to monetize volume through marketplace services on our platforms in a given period. We use take rate to identify key revenue drivers on our marketplace.

Net Transaction Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	As Reported	FX-Neutral	2021	2020	As Reported	FX-Neutral
	(In millions, except percentages)
Net transaction revenues (1)	$2,496	$2,185	14%	11%	$4,972	$3,837	30%	26%

Supplemental data:
GMV	$22,107	$23,653	(7)%	(11)%	$45,725	$41,474	10%	6%
Take rate	11.29%	9.24%	2.05%		10.88%	9.25%	1.63%
(1)Net transaction revenues were net of $18 million and $46 million hedging activity during the three and six months ended June 30, 2021 and $17 million hedging activity during the three and six months ended June 30, 2020, respectively.

Net transaction revenues increased $311 million during the three months ended June 30, 2021 compared to the same period in 2020 primarily due to the migration of managed payments on a global basis and the associated higher take rate. GMV decline during the three months ended June 30, 2021 compared to the same period in 2020 was primarily due to a decline in traffic experienced as mobility restrictions eased or lifted around the world.

Net transaction revenues increased $1.1 billion during the six months ended June 30, 2021 compared to the same period in 2020. This growth corresponds with the increase in GMV and take rate during the same period. Net transaction revenues increased at a faster rate than GMV primarily due to the migration of managed payments on a global basis as well as the growth of promoted listings. GMV growth during the six months ended was due to improved traffic and buyer acquisition due to global restrictions implemented to contain the spread of COVID-19 which resulted in consumers engaging in more online shopping during the pandemic.

Transaction take rate was higher during the three and six months ended June 30, 2021 compared to the same periods in 2020, as a result of revenue initiatives such as global payments which resulted in over 71% share of global on-platform volume processed through managed payments and promoted listings which along with final value fees are calculated as a percentage of an item’s sale price and category mix. Through June 30, 2021, over 80% of the managed payments migration was completed. The take rate for the three months ended June 30, 2021 also increased as a result of lower credit reserves taken compared to the same period in 2020. The increase in take rate for the three and six months ended June 30, 2021 was partially offset by category mix and hedging activities.

Marketing Services and Other Revenues

	Three Months Ended June 30,		% Change		Six Months Ended June 30,		% Change
	2021	2020	As Reported	FX-Neutral	2021	2020	As Reported	FX-Neutral
	(In millions, except percentages)
MS&O	$172	$152	13%	11%	$334	$321	4%	2%

The increase in MS&O revenues during the three and six months ended June 30, 2021 compared to the same periods in 2020 was primarily attributable to an increase in revenues from revenue sharing agreements for shipping arrangements. The increase for the six months ended June 30, 2021 compared to the same periods in 2020 was partially offset by a decrease in advertising revenues.

Cost of Net Revenues

Cost of net revenues primarily consists of costs associated with customer support, site operations, costs of goods sold and payment processing. Significant components of these costs include employee compensation, contractor costs, facilities costs, depreciation of equipment and amortization expense, bank transaction fees, credit card interchange and assessment fees and digital services tax. The following table presents cost of net revenues (in millions, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Cost of net revenues	$672	$417	61%	$1,278	$771	66%
Percentage of net revenues	25.2%	17.9%		24.1%	18.5%

Cost of net revenues, net of immaterial hedging activities, was unfavorably impacted by $16 million attributable to foreign currency movements relative to the U.S. dollar during the three months ended June 30, 2021 compared to the same period in 2020. Cost of net revenues, net of immaterial hedging activities, was unfavorably impacted by $27 million attributable to foreign currency movements relative to the U.S. dollar during the six months ended June 30, 2021 compared to the same period in 2020.

The increase in cost of net revenues during the three and six months ended June 30, 2021 compared to the same periods in 2020 was primarily due to an increase in payment processing costs as we continue to transition customers to our payments platform and an unfavorable impact from foreign currency movements relative to the U.S. dollar.

Operating Expenses

The following table presents operating expenses (in millions, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Sales and marketing	$559	$523	7%	$1,105	$917	21%
Percentage of net revenues	21%	22%		21%	22%
Product development	350	256	37%	654	474	38%
Percentage of net revenues	13%	11%		12%	11%
General and administrative	250	281	(11)%	496	484	2%
Percentage of net revenues	9%	12%		9%	12%
Provision for transaction losses	103	89	16%	191	185	3%
Percentage of net revenues	4%	4%		4%	4%
Amortization of acquired intangible assets	2	7	(71)%	9	14	(36)%
Total operating expenses	$1,264	$1,156	9%	$2,455	$2,074	18%

Foreign currency movements relative to the U.S. dollar had an unfavorable impact of $40 million on operating expenses during the three months ended June 30, 2021 compared to the same period in 2020, and an unfavorable impact of $68 million on operating expenses during the six months ended June 30, 2021 compared to the same period in 2020. There was no hedging activity within operating expenses during the three and six months ended June 30, 2021.

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

The increase in sales and marketing expense during the three months ended June 30, 2021 compared to the same period in 2020 was primarily due to an increase in online advertising expenses of approximately $35 million.

The increase in sales and marketing expense during the six months ended June 30, 2021 compared to the same period in 2020 was primarily due to an increase in online and offline advertising expenses of approximately $150 million.

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

The increase in product development expenses during the three and six months ended June 30, 2021 compared to the same periods in 2020 was primarily due to an increase in employee-related costs of approximately $90 million and $175 million, respectively.

Capitalized internal use and platform development costs were $32 million and $63 million in the three and six months ended June 30, 2021 compared to $33 million and $64 million in the three and six months ended June 30, 2020. These costs are primarily reflected as a cost of net revenues when amortized in future periods.

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

The decrease in general and administrative expenses during the three months ended June 30, 2021 compared to the same period in 2020 was primarily due to the absence of costs related to our CEO transition that were incurred in 2020 of $33 million.

The increase in general and administrative expenses during the six months ended June 30, 2021 compared to the same period in 2020 was primarily due to employee related costs of approximately $45 million partially offset by the absence of costs related to our CEO transition in 2020 of $33 million.

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

The increase in provision for transaction losses during the three months ended June 30, 2021 compared to the same period in 2020 was primarily due to higher chargeback losses of $15 million incurred for managed payments as we scale the platform and higher customer protection program costs of $15 million, partially offset by lower bad debt expense of $16 million primarily as a result of fees collected through the managed payments platform.

The increase in provision for transaction losses during the six months ended June 30, 2021 compared to the same period in 2020 was primarily due to higher chargeback losses of $28 million incurred for managed payments as we scale the platform and higher customer protection program costs of $21 million. These increases were partially offset by lower bad debt expense as a result of fees collected through the managed payments platform and lapping of provisions recognized in 2020 related to COVID-19 of $41 million.

Interest and Other, Net

Interest and other, net primarily consists of interest earned on cash, cash equivalents and investments, as well as foreign exchange transaction gains and losses, gains and losses due to changes in fair value of the warrant received from Adyen, gains and losses due to changes in fair value of our equity investment in Adevinta, our portion of operating results from investments accounted for under the equity method of accounting, investment gain/loss on acquisitions or disposals and interest expense, consisting of interest charges on any amounts borrowed and commitment fees on unborrowed amounts under our credit agreement and interest expense on our outstanding debt securities and commercial paper, if any. The following table presents interest and other, net (in millions, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Total interest and other, net	$(331)	$181	**	$(448)	$182	**
Percentage of net revenues	(12)%	8%		(8)%	4%

**    Not meaningful

The decrease in interest and other, net during the three months ended June 30, 2021 compared to the same period in 2020 was primarily attributable the change in fair value of the equity investment in Adevinta of $422 million, change in the fair value of the Adyen warrant of $185 million, partially offset by the change in the fair value of an equity investment of $41 million and the absence of an impairment recorded on an investment in 2020 of $40 million.

The decrease in interest and other, net during the six months ended June 30, 2021 compared to the same period in 2020 was primarily attributable primarily attributable the change in fair value of the equity investment in Adevinta of $422 million, change in the fair value of the Adyen warrant of $233 million and a gain of $37 million recorded in 2020 related to the receipt of proceeds that were held in escrow related to a long-term investment that was sold in 2018. These decreases were partially offset by the change in the fair value of an equity investment of $41 million and the absence of an impairment recorded on an investment in 2020 of $40 million.

Income Tax Provision

The following table presents provision for income taxes (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income tax provision	$107	$256	$263	$385
Effective tax rate	26.6%	27.0%	23.4%	25.7%

The decrease in our effective tax rate for the three months and six months ended June 30, 2021 compared to the same periods in 2020 was primarily due to lapping prior year one-time items and an increased tax benefit from stock based compensation partially offset by non-deductible unrealized losses. The three and six months ended June 30, 2020 included the effects of a retroactive California law change including incremental taxes on the gain on the sale of StubHub.

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

Discontinued Operations

On June 24, 2021, we completed the previously announced transfer of our Classifieds business to Adevinta. We have classified the results of our Classifieds business as discontinued operations in our condensed consolidated statement of income for the periods presented. Additionally, the related assets and liabilities associated with the discontinued operations are classified as discontinued operations in our condensed consolidated balance sheet. See “Note 3 – Discontinued Operations” in our condensed consolidated financial statements included elsewhere in this report for additional information.

On June 30, 2021, we entered into a securities purchase agreement with Emart to sell 80.01% of the outstanding equity interests of eBay Korea, pursuant to the terms and conditions of the securities purchase agreement, in exchange for KRW 3.44 trillion, or approximately $3.0 billion as of the agreement date, subject to certain adjustments specified for indebtedness, cash, working capital, transaction expenses and certain taxes. We will retain 19.99% of the outstanding equity interests of eBay Korea. The transaction is expected to close within one year, subject to certain conditions, including receipt of regulatory approvals. As of the second quarter of 2021, the results of the eBay Korea business have been presented as discontinued operations in our condensed consolidated statement of income for all periods presented. Additionally, we have classified the related assets and liabilities associated with the eBay Korea business as held for sale in our condensed consolidated balance sheet. See “Note 3 – Discontinued Operations” in our condensed consolidated financial statements included elsewhere in this report for additional information.

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

The following tables set forth a reconciliation of FX-Neutral GMV and FX-Neutral net revenues (each as defined below) to our reported GMV and net revenues for the periods presented (in millions, except percentages):

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	As Reported	Exchange Rate Effect(1)(3)	FX-Neutral(2)	As Reported	As Reported % Change	FX-Neutral % Change

GMV	$22,107	$1,060	$21,047	$23,653	(7)%	(11)%

Net Revenues:

Net transaction revenues	$2,496	$91	$2,405	$2,185	14%	11%
Marketing services and other revenues	172	4	168	152	13%	11%
Total net revenues	$2,668	$95	$2,573	$2,337	14%	11%

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	As Reported	Exchange Rate Effect(1)(3)	FX-Neutral(2)	As Reported	As Reported % Change	FX-Neutral % Change

GMV	$45,725	$1,939	$43,786	$41,474	10%	6%

Net Revenues:

Net transaction revenues	$4,972	$143	$4,829	$3,837	30%	26%
Marketing services and other revenues	334	6	328	321	4%	2%
Total net revenues	$5,306	$149	$5,157	$4,158	28%	25%

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
(3)Net transaction revenues were net of $18 million and $46 million of hedging activity during the three and six months ended June 30, 2021, and net of $17 million hedging activity during the three and six months ended June 30, 2020, respectively.

Liquidity and Capital Resources

Cash Flows

	Six Months Ended June 30,
	2021	2020
	(In millions)
Net cash provided by (used in):
Continuing operating activities	$1,957	$1,528
Continuing investing activities	(3,089)	(2,152)
Continuing financing activities	(685)	(3,363)
Effect of exchange rates on cash, cash equivalents and restricted cash	(5)	(26)
Net increase in cash, cash equivalents and restricted cash - discontinued operations	2,534	4,042
Net increase (decrease) in cash, cash equivalents and restricted cash	$712	$29

Continuing Operating Activities

Cash provided by continuing operating activities of $2.0 billion in the six months ended June 30, 2021 compared to cash provided by continuing operating activities of $1.5 billion in the six months ended June 30, 2020 was primarily attributable to an increase in operating income from continuing operations of $260 million. The increase in operating income from continuing operations was primarily due to an increase in revenues, primarily as a result of higher GMV due to improved traffic and buyer acquisition as noted in our comments on “Net Transaction Revenues” during the pandemic. The remaining changes in continuing operating cash flows are attributable to changes in non-cash items and working capital movements. Net income from discontinued operations, net of income taxes in the six months ended June 30, 2021 was primarily related to the gain on the sale of the Classifieds business in the second quarter of 2021. Net income from discontinued operations, net of income taxes in the six months ended June 30, 2020 was primarily related to the gain on the sale of the StubHub business in the first quarter of 2020. Our operating cash flows arise primarily from cash received from our customers on our platforms offset by cash payments for sales and marketing, employee compensation and payment processing expenses.

Continuing Investing Activities

Cash used in continuing investing activities of $3.1 billion in the six months ended June 30, 2021 was primarily attributable to cash paid for investments of $9.7 billion and property and equipment of $182 million, partially offset by proceeds of $6.8 billion from the maturities and sales of investments.

Continuing Financing Activities

Cash used in continuing financing activities of $685 million in the six months ended June 30, 2021 was primarily attributable to debt repayments of $1.2 billion, which was comprised of $750 million related to our 6.000% senior fixed rate notes due 2056 that were redeemed and $405 million related to our 2.600% senior fixed rate notes due 2022 that were repurchased pursuant to a tender offer, cash paid to repurchase $1.7 billion of common stock and $243 million paid in cash dividends, partially offset by proceeds from debt issuances of $2.5 billion and net funds receivable and payable activity of $30 million.

The negative effect of exchange rate movements on cash, cash equivalents and restricted cash was due to the strengthening of the U.S. dollar against other currencies, primarily the Korean won during the six months ended June 30, 2021 compared to the 2020 year-end rate.

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

During the six months ended June 30, 2021, we repurchased approximately $1.8 billion of our common stock under our stock repurchase programs. As of June 30, 2021, a total of approximately $4.2 billion remained available for future repurchases of our common stock under our stock repurchase programs. In August 2021, our Board authorized an additional $3.0 billion stock repurchase program, with no expiration from the date of authorization.

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

Dividends

The Company paid a total of $121 million and $243 million in cash dividends during the three and six months ended June 30, 2021 and $112 million and $226 million during the three and six June 30, 2020, respectively. In August 2021, our Board of Directors declared a cash dividend of $0.18 per share of common stock to be paid on September 17, 2021 to stockholders of record as of September 1, 2021.

Debt

Senior Notes

As of June 30, 2021, we had floating- and fixed-rate senior notes outstanding for an aggregate principal amount of $9.1 billion. The net proceeds from the issuances of these senior notes are used for general corporate purposes, including, among other things, capital expenditures, share repurchases, repayment of indebtedness and possible acquisitions. The floating rate notes are not redeemable prior to maturity. We may redeem some or all of the other fixed rate notes of each series at any time and from time to time prior to their maturity, generally at a make-whole redemption price plus accrued and unpaid interest. If a change of control triggering event (as defined in the applicable senior notes) occurs with respect to the 3.800% fixed rate notes due 2022, the floating rate notes due 2023, the 2.750% fixed rate notes due 2023, the 1.900% fixed rate notes due 2025, the 1.400% fixed rate notes due 2026, the 3.600% fixed rate notes due 2027, the 2.700% fixed rate notes due 2030, the 2.600% fixed rate notes due 2031 or the 3.650% fixed rate notes due 2051, we must, subject to certain exceptions, offer to repurchase all of the notes of the applicable series at a price equal to 101% of the principal amount plus accrued and unpaid interest. For additional details related to our senior notes, please see “Note 9 – Debt” to the condensed consolidated financial statements included in this report.

During 2020, we began to hedge the variability of the cash flows in interest payments associated with our floating-rate debt using interest rate swaps. These interest rate swap agreements effectively convert our LIBOR-based floating-rate debt to a fixed-rate basis, reducing the impact of interest-rate changes on future interest expense. The total notional amount of these interest swaps was $400 million as of June 30, 2021 with terms calling for us to receive interest at a variable rate and to pay interest at a fixed rate. Our interest rate swap contracts have maturity dates in 2023.

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

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. As of June 30, 2021, there were no commercial paper notes outstanding.

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

As of June 30, 2021, no borrowings were outstanding under our $2 billion credit agreement. However, as described above, we have an up to $1.5 billion commercial paper program and are required to maintain available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due, in an aggregate amount of $1.5 billion. As of June 30, 2021, no borrowings were outstanding under our commercial paper program; therefore,

$2.0 billion of borrowing capacity was available for other purposes permitted by the credit agreement. The credit agreement includes a covenant limiting our consolidated leverage ratio to no more than 4.0:1.0, subject to, upon the occurrence of a qualified material acquisition, if so elected by us, a step-up to 4.5:1.0 for the four fiscal quarters completed following such qualified material acquisition. The credit agreement includes customary events of default, with corresponding grace periods in certain circumstances, including payment defaults, cross-defaults and bankruptcy-related defaults. In addition, the credit agreement contains customary affirmative and negative covenants, including restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case, subject to customary exceptions. The credit agreement also contains customary representations and warranties.

We were in compliance with all financial covenants in our outstanding debt instruments for the six months ended June 30, 2021.

Credit Ratings

As of June 30, 2021, we were rated investment grade by Standard and Poor’s Financial Services, LLC (long-term rated BBB+, short-term rated A-2, with a stable outlook) and Moody’s Investor Service (long-term rated Baa1, short-term rated P-2, with a stable outlook). We disclose these ratings to enhance the understanding of our sources of liquidity and the effects of our ratings on our costs of funds. Our borrowing costs depend, in part, on our credit ratings and any actions taken by these credit rating agencies to lower our credit ratings, as described above, will likely increase our borrowing costs.

Liquidity and Capital Resource Requirements

As of June 30, 2021 and December 31, 2020, we had assets classified as cash and cash equivalents, as well as short-term and long-term non-equity investments from continuing operations, in an aggregate amount of $7.6 billion and $3.8 billion, respectively. As of June 30, 2021, this amount included assets held in certain of our foreign operations totaling approximately $5.1 billion. As we repatriate these funds to the U.S., we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs. We have accrued deferred taxes for the tax effect of repatriating the funds to the U.S.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

We have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under the arrangement. As of June 30, 2021, we had a total of $2.1 billion in aggregate cash deposits, partially offset by $1.9 billion in cash withdrawals, held within the financial institution under the cash pooling arrangement.

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

The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our cash equivalents and short-term and long-term investments in a variety of asset types, including bank deposits, government bonds and corporate debt securities. As of June 30, 2021, approximately 11% of our total cash and investments was held in cash and cash equivalents. As such, changes in interest rates will impact interest income. As discussed below, the fair market values of our fixed rate securities may be adversely affected due to a rise in interest rates, and we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates.

As of June 30, 2021, the balance of our corporate debt and government bond securities was $5.5 billion, which represented approximately 29% of our total cash and investments. Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate investment securities may be adversely impacted due to a rise in interest rates. In general, fixed-rate securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease and may also suffer a decline in market value if interest rates increase. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease in the fair value of our investments of $25 million and $5 million as of June 30, 2021 and December 31, 2020, respectively.

As of June 30, 2021, we had an aggregate principal amount of $9.1 billion of outstanding senior notes, of which 96% bore interest at fixed rates. During 2020, we began to hedge the variability of the cash flows in interest payments associated with our floating-rate debt using interest rate swaps. These interest rate swap agreements effectively convert our LIBOR-based floating-rate debt to a fixed-rate basis, reducing the impact of interest-rate changes on future interest expense. The total notional amount of these interest swaps was $400 million as of June 30, 2021 with terms calling for us to receive interest at a variable rate and to pay interest at a fixed rate. Our interest rate swap contracts have maturity dates in 2023. At June 30, 2021, we did not have an unhedged balance on our floating-rate debt. We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1% (100 basis points) decrease in interest rates would have resulted in a decrease in the fair values of our floating to fixed rate interest swaps of approximately $6 million at June 30, 2021.

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

Equity Price Risk

Equity investments

On June 24, 2021, we completed the transfer of our Classifieds business to Adevinta. Upon completion of the transfer we received an equity interest in Adevinta. The equity investment is accounted for under the fair value option and changes in Adevinta’s stock price and equity volatility may have a significant impact on the value of our equity investment in Adevinta. As of June 30, 2021, a one dollar change in Adevinta’s common stock, would increase or decrease the fair value of the investment by approximately $540 million. For additional details related to the investment, please see “Note 6 – Investments” to our condensed consolidated financial statements included in this report.

Our remaining equity investments are primarily investments in privately-held companies. Our consolidated results of operations include, as a component of interest and other, net, our share of the net income or loss of the equity investments accounted for under the equity method of accounting. Equity investments without readily determinable fair values are accounted for at cost, less impairment and adjusted for subsequent observable price changes obtained from orderly transactions for identical or similar investments issued by the same investee. Such changes in the basis of the equity investment are recognized in interest and other, net.

As of June 30, 2021, our equity investments totaled $10.9 billion, which represented approximately 59% of our total cash and investments, and primarily related to our equity investment in Adevinta.

Warrant

We entered into a warrant agreement in conjunction with a commercial agreement with Adyen that, subject to meeting certain conditions, entitles us to acquire a fixed number of shares up to 5% of Adyen’s fully diluted issued and outstanding share capital at a specific date. The warrant is accounted for as a derivative instrument under ASC Topic 815, Derivatives and Hedging. Changes in Adyen’s common stock price and equity volatility may have a significant impact on the value of the warrant. As of June 30, 2021, a one dollar change in Adyen’s common stock, holding other factors constant, would increase or decrease the fair value of the warrant by approximately $1 million. For additional details related to the warrant, please see “Note 7 – Derivative Instruments” to our condensed consolidated financial statements included in this report.

Foreign Currency Risk

Our commerce platforms operate globally, resulting in certain revenues and costs that are denominated in foreign currencies, primarily the British pound, euro and Australian dollar, subjecting us to foreign currency risk, which may adversely impact our financial results. We transact business in various foreign currencies and have significant international revenues as well as costs. In addition, we charge our international subsidiaries for their use of intellectual property and technology and for certain corporate services we provide. Our cash flow and results of operations that are exposed to foreign exchange rate fluctuations may differ materially from expectations and we may record significant gains or losses due to foreign currency fluctuations and related hedging activities.

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

The following table illustrates the fair values of outstanding foreign exchange contracts designated as cash flow hedges and the before-tax effect on fair values of a hypothetical adverse change in the foreign exchange rates that existed as of June 30, 2021. The sensitivity for foreign currency contracts is based on a 20% adverse change in foreign exchange rates, against relevant functional currencies.

	Fair Value Asset/(Liability)	Fair Value Sensitivity
	(In millions)
Foreign exchange contracts - Cash flow hedges	$35	$(185)

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

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $84 million as of June 30, 2021 taking into consideration the offsetting effect of foreign exchange forwards in place as of June 30, 2021.

Item 4:    Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2021.

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

Item 1A:    Risk Factors

Risk Factors:

We are subject to various risks and uncertainties that may affect our business, results of operations and financial condition including not limited to, those described in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”). Current global economic events and conditions may amplify many of these risks. These risks are not the only risks that may affect us. Additional risks that we are not aware of or do not believe are material at the time of this filing may also become important factors that adversely affect our business. Except as set forth below, there have been no material changes to the Company’s risk factors since the 2020 Form 10-K.

Transactional Risk

The closing of the proposed sale of our eBay Korea business is subject to various risks and uncertainties, may not be completed in accordance with expected plans or on the currently contemplated terms or timeline, or at all, and may not generate the anticipated returns to eBay, and the pending sale may be disruptive to our eBay Korea business.

We believe the transaction will close by the end of 2021 or in early 2022. However, the completion of the transaction is subject to receipt of certain regulatory approvals and other customary closing conditions. We cannot assure you that the conditions to the closing of the transaction will be satisfied and, if those conditions are neither satisfied nor, where permissible, waived on a timely basis or at all, we may be unable to complete the sale of the Korea business, or such completion may be delayed or completed on terms that are less favorable, perhaps materially, to us than the terms currently contemplated.

If the proposed sale of the Korea business is delayed or not completed for any reason, including due to inability to satisfy the closing conditions set forth in the transaction agreement or industry or economic conditions outside of our control, including those related to the ongoing COVID-19 pandemic, investor confidence could decline and we could face negative publicity and possible litigation. In addition, in the event of a failed transaction, we will have expended significant management resources in an effort to complete the transaction and, although in some circumstances we may be entitled to a termination fee, we will have incurred significant transaction costs. Accordingly, if the proposed sale of the Korea business is not completed on the timeline or terms currently contemplated, or at all, our business, results of operations, financial condition, cash flows and stock price may be adversely affected.

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchase activity during the three months ended June 30, 2021 was as follows:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet be Purchased Under the Programs (1)
April 30, 2021	1,155,902	$55.85	1,155,902	$5,676,711,777
May 31, 2021	11,242,900	$60.06	11,242,900	$5,001,444,046
June 30, 2021	11,565,000	$65.73	11,565,000	$4,241,249,572
	23,963,802		23,963,802

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
During the three months ended June 30, 2021, we repurchased approximately $1.5 billion of our common stock under our stock repurchase programs. As of June 30, 2021, a total of approximately $4.2 billion remained available for future repurchases of our common stock under our stock repurchase programs. In August 2021, our Board authorized an additional $3.0 billion stock repurchase program, with no expiration from the date of authorization.
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
(2)Excludes broker commissions.

Item 3:    Defaults Upon Senior Securities

Not applicable.

Item 4:    Mine Safety Disclosures

Not applicable.

Item 5:    Other Information

Not applicable.

Item 6:    Exhibits

The information required by this Item is set forth in the Index to Exhibits of this Quarterly Report.

INDEX TO EXHIBITS

Exhibit Number	Filed or furnished with this 10-Q	Description
2.01		Securities Purchase Agreement, dated as of June 30, 2021, by and among eBay Inc., eBay KTA (UK) Ltd., Emerald SPV Co., Ltd., and, solely for the purposes set forth therein, E-mart Inc.(1)
4.01		Form of 1.400% Note due 2026(2)
4.02		Form of 2.600% Note due 2031(2)
4.03		Form of 3.650% Note due 2051(2)
4.04		Officers’ Certificate dated May 10, 2021 establishing the terms of the 1.400% Notes due 2026, 2.600% Notes due 2031 and the 3.650% Notes due 2051(2)
10.01+	X	Offer Letter dated May 7, 2021 between Registrant and Stephen Priest
31.01	X	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	X	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	X	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	X	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	X	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	X	Inline XBRL Taxonomy Extension Schema Document
101.CAL	X	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	X	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	X	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	X	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	X	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+ Indicates a management contract or compensatory plan or arrangement
(1) Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2021.
(2) Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eBay Inc.
Principal Executive Officer:

		By:	/s/ Jamie Iannone
Jamie Iannone
Chief Executive Officer
Date:	August 12, 2021
Principal Financial Officer:

		By:	/s/ Steve Priest
Steve Priest
Chief Financial Officer
Date:	August 12, 2021
Principal Accounting Officer:

		By:	/s/ Brian J. Doerger
Brian J. Doerger
Vice President, Chief Accounting Officer
Date:	August 12, 2021