Form 10-Q
period 2021-09-30
EBAY INC
filed 2021-10-28
CIK 1065088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒
As of October 25, 2021, there were 626,003,781 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

eBay Inc.
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2021	December 31, 2020
	(In millions, except par value)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,244	$1,101
Short-term investments	4,038	2,392
Equity investment in Adevinta	9,279	—
Accounts receivable, net of allowance for doubtful accounts of $66 and $97	93	362
Customer accounts and funds receivable	567	290
Other current assets	965	780
Current assets held for sale	1,570	1,077
Current assets of discontinued operations	—	1,188
Total current assets	17,756	7,190
Long-term investments	933	833
Property and equipment, net	1,225	1,292
Goodwill	4,138	4,285
Intangible assets, net	3	12
Operating lease right-of-use assets	338	430
Deferred tax assets	3,297	3,537
Warrant asset	1,434	1,051
Other assets	133	131
Long-term assets held for sale	—	549
Total assets	$29,257	$19,310
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$1,355	$6
Accounts payable	265	278
Customer accounts and funds payable	621	379
Accrued expenses and other current liabilities	1,864	1,767
Deferred revenue	85	98
Income taxes payable	176	167
Current liabilities held for sale	930	855
Current liabilities of discontinued operations	—	452
Total current liabilities	5,296	4,002
Operating lease liabilities	224	316
Deferred tax liabilities	3,904	2,368
Long-term debt	7,727	7,740
Other liabilities	1,161	1,260
Long-term liabilities held for sale	—	63
Total liabilities	18,312	15,749
Commitments and Contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value; 3,580 shares authorized; 633 and 684 shares outstanding	2	2
Additional paid-in capital	16,750	16,497
Treasury stock at cost, 1,081 and 1,021 shares	(40,559)	(36,515)
Retained earnings	34,230	22,961
Accumulated other comprehensive income	522	616
Total stockholders’ equity	10,945	3,561
Total liabilities and stockholders’ equity	$29,257	$19,310
The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions, except per share amounts)
	(Unaudited)
Net revenues	$2,501	$2,258	$7,807	$6,416
Cost of net revenues	678	478	1,956	1,249
Gross profit	1,823	1,780	5,851	5,167
Operating expenses:
Sales and marketing	496	528	1,601	1,445
Product development	334	271	988	745
General and administrative	219	253	715	737
Provision for transaction losses	112	60	303	245
Amortization of acquired intangible assets	—	6	9	20
Total operating expenses	1,161	1,118	3,616	3,192
Income from operations	662	662	2,235	1,975
Interest and other, net	(228)	94	(676)	276
Income from continuing operations before income taxes	434	756	1,559	2,251
Income tax provision	(151)	(151)	(414)	(536)
Income from continuing operations	283	605	1,145	1,715
Income (loss) from discontinued operations, net of income taxes	(19)	59	10,494	3,107
Net income	$264	$664	$11,639	$4,822

Income (loss) per share - basic:
Continuing operations	$0.44	$0.87	$1.72	$2.39
Discontinued operations	(0.03)	0.08	15.72	4.33
Net income per share - basic	$0.41	$0.95	$17.44	$6.72

Income (loss) per share - diluted:
Continuing operations	$0.43	$0.86	$1.69	$2.37
Discontinued operations	(0.03)	0.08	15.47	4.28
Net income per share - diluted	$0.40	$0.94	$17.16	$6.65

Weighted-average shares:
Basic	647	696	667	717
Diluted	658	708	678	725

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
	(Unaudited)
Net income	$264	$664	$11,639	$4,822
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation gains (losses)	(85)	121	(192)	57
Unrealized gains (losses) on investments, net	—	—	(4)	1
Tax benefit (expense) on unrealized gains (losses) on investments, net	—	—	1	—
Unrealized gains (losses) on hedging activities, net	60	(41)	130	(41)
Tax benefit (expense) on unrealized gains (losses) on hedging activities, net	(13)	10	(29)	10
Other comprehensive income (loss), net of tax	(38)	90	(94)	27
Comprehensive income	$226	$754	$11,545	$4,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions, except per share amounts)
	(Unaudited)
Common stock:
Balance, beginning of period	$2	$2	$2	$2
Common stock issued	—	—	—	—
Common stock repurchased	—	—	—	—
Balance, end of period	2	2	2	2
Additional paid-in-capital:
Balance, beginning of period	16,676	15,844	16,497	16,126
Common stock and stock-based awards issued	1	5	59	54
Tax withholdings related to net share settlements of restricted stock units and awards	(58)	(48)	(186)	(131)
Stock-based compensation	130	122	386	332
Forward contract for share repurchases	—	450	—	—
Other	1	—	(6)	(8)
Balance, end of period	16,750	16,373	16,750	16,373
Treasury stock at cost:
Balance, beginning of period	(38,308)	(34,946)	(36,515)	(31,396)
Common stock repurchased	(2,251)	(1,150)	(4,044)	(4,700)
Balance, end of period	(40,559)	(36,096)	(40,559)	(36,096)
Retained earnings:
Balance, beginning of period	34,086	21,681	22,961	17,754
Net income	264	664	11,639	4,822
Dividends and dividend equivalents declared	(120)	(115)	(370)	(346)
Balance, end of period	34,230	22,230	34,230	22,230
Accumulated other comprehensive income:
Balance, beginning of period	560	321	616	384
Foreign currency translation adjustment	(85)	121	(192)	57
Change in unrealized gains (losses) on investments	—	—	(4)	1
Change in unrealized gains (losses) on derivative instruments	60	(41)	130	(41)
Tax benefit (provision) on above items	(13)	10	(28)	10
Balance, end of period	522	411	522	411
Total stockholders’ equity	$10,945	$2,920	$10,945	$2,920

Dividends and dividend equivalents declared per share or restricted stock unit	$0.18	$0.16	$0.54	$0.48

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2021	2020
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income	$11,639	$4,822
Income from discontinued operations, net of income taxes	(10,494)	(3,107)
Adjustments:
Provision for transaction losses	303	245
Depreciation and amortization	380	452
Stock-based compensation	365	301
(Gain) loss on investments, net	(39)	1
Deferred income taxes	41	177
Change in fair value of warrant	(383)	(496)
Change in fair value of equity investment in Adevinta	1,497	—
Gain on equity investment in KakaoBank	(595)	—
(Gain) loss on extinguishment of debt	10	—
Changes in assets and liabilities, net of acquisition effects	(106)	(221)
Net cash provided by continuing operating activities	2,618	2,174
Net cash used in discontinued operating activities	(254)	(513)
Net cash provided by operating activities	2,364	1,661
Cash flows from investing activities:
Purchases of property and equipment	(341)	(308)
Purchases of investments	(15,103)	(28,897)
Maturities and sales of investments	13,866	28,740
Other	13	39
Net cash used in continuing investing activities	(1,565)	(426)
Net cash provided by discontinued investing activities	2,443	4,006
Net cash provided by (used in) investing activities	878	3,580
Cash flows from financing activities:
Proceeds from issuance of common stock	57	55
Repurchases of common stock	(3,966)	(4,710)
Payments for taxes related to net share settlements of restricted stock units and awards	(186)	(131)
Payments for dividends	(359)	(337)
Proceeds from issuance of long-term debt, net	2,478	1,765
Repayment of debt	(1,156)	(1,771)
Net funds receivable and payable activity	(109)	—
Other	(6)	(5)
Net cash used in continuing financing activities	(3,247)	(5,134)
Net cash provided by (used in) discontinued financing activities	2	(9)
Net cash used in financing activities	(3,245)	(5,143)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	30	25
Net increase in cash, cash equivalents and restricted cash	27	123
Cash, cash equivalents and restricted cash at beginning of period	1,594	996
Cash, cash equivalents and restricted cash at end of period	$1,621	$1,119
Less: Cash, cash equivalents and restricted cash of held for sale business	352	278
Less: Cash, cash equivalents and restricted cash of discontinued operations	—	30
Cash, cash equivalents and restricted cash of continuing operations at end of period	$1,269	$811

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued)

	Nine Months Ended September 30,
	2021	2020
	(In millions)
	(Unaudited)
Supplemental cash flow disclosures:
Cash paid for:
Interest	$203	$243
Income taxes	$435	$355
Non-cash investing activities:
Equity investment in Adevinta	$10,776	$—

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

On June 24, 2021, we completed the previously announced transfer of our Classifieds business to Adevinta ASA (“Adevinta”) for $2.5 billion in cash, subject to certain adjustments, and approximately 540 million shares in Adevinta which represent an equity interest of 44%, comprised of approximately 33% of voting shares and 11% of non-voting shares. Together, the total consideration received under the definitive agreement was valued at approximately $13.3 billion, based on the closing trading price of Adevinta’s outstanding shares on the Oslo Stock Exchange on June 24, 2021. The equity interest received is accounted for under the fair value option. We have classified the related assets and liabilities associated with our Classifieds business as discontinued operations in our condensed consolidated balance sheet. The results of our Classifieds business have been presented as discontinued operations in our condensed consolidated statement of income for all periods presented through June 24, 2021 as the transfer represented a strategic shift in our business that has a major effect on our operations and financial results. See “Note 3 — Discontinued Operations” for additional information.
On June 30, 2021, we entered into a securities purchase agreement with E-mart Inc. and one of its wholly owned subsidiaries (together, “Emart”), to sell 80.01% of the outstanding equity interests of eBay Korea LLC, a limited liability company incorporated under the laws of Korea and a wholly owned subsidiary of eBay KTA (“eBay Korea”), pursuant to the terms and conditions of the securities purchase agreement, in exchange for KRW 3.44 trillion, or approximately $3.0 billion as of the agreement date, subject to certain adjustments specified for indebtedness, cash, working capital, transaction expenses and certain taxes. We will retain 19.99% of the outstanding equity interests of eBay Korea. The transaction is expected to close within one year of the signing date, subject to certain conditions, including receipt of regulatory approvals. Beginning in the second quarter of 2021, we classified the related assets and liabilities associated with our eBay Korea business as held for sale in our condensed consolidated balance sheet. The results of our eBay Korea business have been presented as discontinued operations in our condensed consolidated statement of income for all periods presented as the transfer represents a strategic shift in our business that has a major effect on our operations and financial results. See “Note 3 — Discontinued Operations” for additional information.
On July 14, 2021, we entered into a share purchase agreement with Astinlux Finco S.à r.l. (“Permira”) to sell approximately 125 million of our voting shares in Adevinta for total consideration of $2.25 billion based on an implied purchase price of approximately $18.02. The price represents an approximate 7% discount to the 10-day volume weighted average price (“VWAP”) of Adevinta shares as of July 12, 2021 and a 5% discount to the 30-day VWAP as of July 12, 2021. In addition, we granted Permira an option, exercisable within 30 days after the date of the purchase agreement, to purchase approximately 10 million additional voting shares for $180 million in consideration based on an implied purchase price of approximately $18.02. On July 29, 2021, Permira exercised the option. At the close of both transactions, our ownership in Adevinta will be reduced to 33%. The transactions are expected to close in the fourth quarter of 2021, subject to the receipt of required regulatory approvals.

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

Significant Accounting Policies

Notwithstanding the updates to our policies below to include intermediation of managed payments, to include equity investments with readily determinable fair values in our investments policy, and to add our accounting policy for our equity investment in Adevinta, there were no significant changes to our significant accounting policies disclosed in “Note 1 — The Company and Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Investments

Short-term investments are primarily comprised of corporate debt securities, commercial paper, and agency securities. Short-term investments are investments with original maturities of less than one year when purchased, are classified as available-for-sale and reported at fair value using the specific identification method. Short-term investments also include equity securities with readily determinable fair values that can be sold in active markets.

Long-term investments are primarily comprised of corporate debt securities, agency securities, equity investments without readily determinable fair values and equity investments under the equity method of accounting. Debt securities are classified as available-for-sale and are reported at fair value using the specific identification method.

Unrealized gains and losses on our available-for-sale debt securities are excluded from earnings and reported as a component of other comprehensive income (loss), net of related estimated income tax provisions or benefits. We periodically assess our portfolio of debt investments for impairment. For debt securities in an unrealized loss position, this assessment first takes into account our intent to sell, or whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of these criteria are met, the debt security’s amortized cost basis is written down to fair value through interest and other, net. For debt securities in an unrealized loss position that do not meet the aforementioned criteria, we assess whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss may exist, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses will be recorded through interest and other, net, limited by the amount that the fair value is less than the amortized cost basis. Any additional impairment not recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. These changes are recorded in interest and other, net.

Our equity investments include equity investments with readily determinable fair values, equity investments without readily determinable fair values and equity investments under the equity method of accounting.

Equity investments with readily determinable fair values are investments in publicly-traded companies for which we do not exercise significant influence and are measured at fair value based on the respective closing stock price and prevailing foreign exchange rate, as applicable, at the period end date. Equity investments with readily determinable fair values are classified within Level 1 in the fair value hierarchy as the valuation can be obtained from real time quotes in active markets. Subsequent changes in fair value are recognized in interest and other, net.

Equity investments without readily determinable fair values are non-marketable equity securities, which are investments in privately-held companies for which we do not exercise significant influence and are accounted for under the measurement alternative. Under the measurement alternative, the carrying value is measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. We perform a qualitative fair value assessment on a quarterly basis over our equity investments without readily determinable fair values to identify any changes in basis or impairments. Equity investments without readily determinable fair values are considered impaired when there is an indication that the fair value of our interest is less than the carrying amount. Changes in basis and impairments of equity investments without readily determinable fair values are recognized in interest and other, net.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
We account for equity investments through which we exercise significant influence but do not have control over the investee under the equity method. Our condensed consolidated results of operations include, as a component of interest and other, net, our share of the net income or loss of the equity investments accounted for under the equity method of accounting. Our share of investees’ results of operations is not material for any period presented. We perform a qualitative impairment assessment on a quarterly basis over our equity method investments. Equity method investments are considered impaired when there is an indication of an other-than-temporary decline in value below the carrying amount. We also perform a fair value assessment whenever events or circumstances may indicate that a change in fair value has occurred. Impairments and any other adjustments to equity method investments are recorded in interest and other, net.

We describe our accounting policy for our equity investment in Adevinta in a separate section under “Equity investment in Adevinta.”

Refer to “Note 8 — Fair Value Measurement of Assets and Liabilities” for additional details.

Equity investment in Adevinta

As of September 30, 2021, our equity investment in Adevinta represented a 44% equity interest. Our ownership will be reduced to 33% when our share purchase agreement with Permira closes, inclusive of the option exercised to purchase additional shares, which is expected to occur in the fourth quarter of 2021. At the initial recognition of the equity investment, we elected the fair value option where subsequent changes in fair value are recognized in interest and other, net in the condensed consolidated statement of income. We report the investment at fair value within equity investment in Adevinta in our condensed consolidated balance sheet. The investment is classified within Level 1 in the fair value hierarchy as the valuation can be obtained from real time quotes in active markets. The fair value of the equity investment is measured based on Adevinta’s closing stock price and prevailing foreign exchange rate. We believe the fair value option election creates more transparency of the current value of our shares in the equity investment for Adevinta. Refer to “Note 8 — Fair Value Measurement of Assets and Liabilities” for additional details.

Refer to “Note 8 — Fair Value Measurement of Assets and Liabilities” for additional details.

Customer accounts and funds receivable

These balances represent payments in transit and cash received and held by financial institutions and payment processors associated with marketplace activity and awaiting settlement or are installment collections from financial institutions.

We are exposed to credit losses from customer accounts and funds receivable balances held by third party financial institutions. We assess these balances for credit loss based on a review of the average period for which the funds are held, credit ratings of the financial institutions and by assessing the probability of default and loss given default models. At September 30, 2021, we did not record any credit-related loss.

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

The following table presents the computation of basic and diluted net income per share for the periods indicated (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Income from continuing operations	$283	$605	$1,145	$1,715
Income (loss) from discontinued operations, net of income taxes	(19)	59	10,494	3,107
Net income	$264	$664	$11,639	$4,822
Denominator:
Weighted average shares of common stock - basic	647	696	667	717
Dilutive effect of equity incentive awards	11	12	11	8
Weighted average shares of common stock - diluted	658	708	678	725

Income (loss) per share - basic:
Continuing operations	$0.44	$0.87	$1.72	$2.39
Discontinued operations	(0.03)	0.08	15.72	4.33
Net income per share - basic	$0.41	$0.95	$17.44	$6.72
Income (loss) per share - diluted:
Continuing operations	$0.43	$0.86	$1.69	$2.37
Discontinued operations	(0.03)	0.08	15.47	4.28
Net income per share - diluted	$0.40	$0.94	$17.16	$6.65
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	—	—	9	1

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

In addition, upon closing we entered into a transition service agreement (“TSA”) with Adevinta to support the operations of Classifieds after the divestiture for fees of $29 million. This agreement commenced with the close of the transaction and have minimum initial terms ranging from 6 to 12 months and can be extended for a maximum of 6 months.

On July 14, 2021, we entered into a share purchase agreement with Permira to sell approximately 125 million of our voting shares in Adevinta for total consideration of $2.25 billion based on an implied purchase price of approximately $18.02. The price represents an approximate 7% discount to the 10-day VWAP of Adevinta shares as of July 12, 2021 and a 5% discount to the 30-day VWAP as of July 12, 2021. In addition, we granted Permira an option, exercisable within 30 days after the date of the purchase agreement, to purchase approximately 10 million additional voting shares for $180 million in consideration based on an implied purchase price of approximately $18.02. On July 29, 2021, Permira exercised the option. At the close of both transactions, our ownership in Adevinta will be reduced to 33%. The transactions are expected to close in the fourth quarter of 2021, subject to the receipt of required regulatory approvals.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
eBay Korea

On June 30, 2021, we entered into a securities purchase agreement with Emart, to sell 80.01% of the outstanding equity interests of eBay Korea, pursuant to the terms and conditions of the securities purchase agreement, in exchange for KRW 3.44 trillion, or approximately $3.0 billion as of the agreement date, subject to certain adjustments specified for indebtedness, cash, working capital, transaction expenses and certain taxes. We will retain 19.99% of the outstanding equity interests of eBay Korea. The transaction is expected to close within one year of the signing date, subject to certain conditions, including receipt of regulatory approvals. We have classified the results of the eBay Korea business as discontinued operations in our condensed consolidated statement of income for the periods presented. Additionally, the related assets and liabilities associated with eBay Korea are classified as held for sale in our condensed consolidated balance sheet beginning in the second quarter of 2021. The assets and liabilities held for sale are classified as current in our condensed consolidated balance sheet as we expect to close this transaction within one year.

The following table presents financial results from discontinued operations, net of income taxes in our condensed consolidated statement of income for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021 (1)	2020 (2)
eBay Korea income (loss) from discontinued operations, net of income taxes	$(1)	$16	$3	$46
Classifieds income (loss) from discontinued operations, net of income taxes	(18)	47	10,482	132
StubHub income (loss) from discontinued operations, net of income taxes	—	(4)	9	2,931
PayPal and Enterprise income (loss) from discontinued operations, net of income taxes	—	—	—	(2)
Income (loss) from discontinued operations, net of income taxes	$(19)	$59	$10,494	$3,107
(1) Includes Classifieds financial results through the transaction close on June 24, 2021 and includes the gain on sale recorded for the Classifieds transaction.
(2) Includes StubHub financial results from January 1, 2020 to February 13, 2020 and includes the gain on sale recorded for the StubHub transaction.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table presents cash flows for discontinued operations for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021 (1)	2020 (2)
eBay Korea net cash provided by (used in) discontinued operating activities	$22	$70	$29	$89
Classifieds net cash provided by (used in) discontinued operating activities	(428)	137	(283)	256
StubHub net cash provided by (used in) discontinued operating activities	—	(748)	—	(858)
Net cash provided by (used in) discontinued operating activities	$(406)	$(541)	$(254)	$(513)

eBay Korea net cash (used in) discontinued investing activities	$(1)	$(8)	$(10)	$(18)
Classifieds net cash provided by (used in) discontinued investing activities	—	(7)	2,453	(51)
StubHub net cash provided by (used in) discontinued investing activities	—	—	—	4,075
Net cash provided by (used in) discontinued investing activities	$(1)	$(15)	$2,443	$4,006

eBay Korea net cash provided by (used in) discontinued financing activities	$64	$(2)	$2	$(7)
Classifieds net cash provided by (used in) discontinued financing activities	—	—	—	(2)
Net cash provided by (used in) discontinued financing activities	$64	$(2)	$2	$(9)
(1) Includes Classifieds financial results through the transaction close on June 24, 2021 and includes the gain on sale recorded for the Classifieds transaction.
(2) Includes StubHub financial results from January 1, 2020 to February 13, 2020 and includes the gain on sale recorded for the StubHub transaction.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The financial results of StubHub are presented as income from discontinued operations, net of income taxes on our condensed consolidated statement of income. The following table presents the financial results of StubHub (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020(1)
Net revenues	$—	$—	$—	$100
Cost of net revenues	—	—	—	31
Gross profit	—	—	—	69
Operating expenses:
Sales and marketing	—	—	—	51
Product development	—	(2)	—	27
General and administrative	—	—	—	33
Provision for transaction losses	—	—	—	3
Amortization of acquired intangible assets	—	—	—	1
Total operating expenses	—	(2)	—	115
Income (loss) from operations of discontinued operations	—	2	—	(46)
Pre-tax gain (loss) on sale	—	(8)	12	3,868
Income (loss) from discontinued operations before income taxes	—	(6)	12	3,822
Income tax benefit (provision)	—	2	(3)	(891)
Income (loss) from discontinued operations, net of income taxes	$—	$(4)	$9	$2,931
(1) Includes StubHub financial results from January 1, 2020 to February 13, 2020 and includes the gain on sale recorded for the StubHub transaction.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The financial results of Classifieds are presented as income from discontinued operations, net of income taxes on our condensed consolidated statement of income through June 24, 2021, when the transfer of Classifieds was completed. Each period presented below includes the impact of intercompany revenue agreements through June 24, 2021. The impact of these intercompany revenue agreements to net revenues and cost of net revenues was $5 million for the nine months ended September 30, 2021, and $2 million and $9 million for the three and nine months ended September 30, 2020, respectively. Subsequent to the transfer of the Classifieds business, revenue agreements between Adevinta and eBay will continue for a term of three years with an option to extend for twelve months. The expected continuing revenue and cash flows are not considered to be material. The following table presents the financial results of Classifieds for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021 (1)	2020
Net revenues	$—	$263	$565	$705
Cost of net revenues	—	27	63	76
Gross profit	—	236	502	629
Operating expenses:
Sales and marketing	—	72	183	220
Product development	—	44	105	118
General and administrative	9	36	76	98
Provision for transaction losses	—	3	2	13
Amortization of acquired intangible assets	—	2	—	6
Total operating expenses	9	157	366	455
Income (loss) from operations of discontinued operations	(9)	79	136	174
Interest and other, net	—	(1)	—	1
Pre-tax gain (loss) on sale	—	—	12,524	—
Income (loss) from discontinued operations before income taxes	(9)	78	12,660	175
Income tax provision	(9)	(31)	(2,178)	(43)
Income (loss) from discontinued operations, net of income taxes	$(18)	$47	$10,482	$132
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The financial results of eBay Korea are presented as income from discontinued operations, net of income taxes on our condensed consolidated statement of income. The following table presents the financial results of eBay Korea (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenues	$374	$348	$1,157	$987
Cost of net revenues	217	178	663	482
Gross profit	157	170	494	505
Operating expenses:
Sales and marketing	136	132	418	390
Product development	14	16	43	43
General and administrative	8	5	29	13
Provision for transaction losses	—	—	—	—
Total operating expenses	158	153	490	446
Income (loss) from operations of discontinued operations	(1)	17	4	59
Interest and other, net	1	1	2	1
Income (loss) from discontinued operations before income taxes	—	18	6	60
Income tax benefit (provision)	(1)	(2)	(3)	(14)
Income (loss) from discontinued operations, net of income taxes	$(1)	$16	$3	$46

For the three and nine months ended September 30, 2021 and 2020, the discontinued operations activity related to our former PayPal and Enterprise businesses was immaterial.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table presents the aggregate carrying amounts of held for sale assets and liabilities related to eBay Korea in the condensed consolidated balance sheet as of the dates indicated (in millions):

	September 30, 2021	December 31, 2020
Carrying amounts of assets included as part of held for sale:
Cash and cash equivalents	$352	$327
Short-term investments	—	6
Accounts receivable, net	54	50
Customer accounts and funds receivable	542	649
Other current assets	87	45
Property and equipment, net	63	66
Goodwill	376	390
Operating lease right-of-use assets	61	79
Deferred tax assets	22	—
Other assets	13	14
Total assets classified as held for sale in the condensed consolidated balance sheet	$1,570	$1,626

Carrying amounts of liabilities included as part of held for sale:
Short-term debt	$8	$12
Accounts payable	64	54
Customer accounts and funds payable	578	673
Accrued expenses and other current liabilities	77	91
Deferred revenue	10	12
Income taxes payable	120	13
Operating lease liabilities	46	64
Deferred tax liabilities	22	(9)
Long-term debt	—	5
Other liabilities	5	3
Total liabilities classified as held for sale in the condensed consolidated balance sheet	$930	$918

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 4 — Goodwill

Goodwill

The following table presents goodwill activity for the period indicated (in millions):

	December 31, 2020	Goodwill Acquired	Adjustments	September 30, 2021
Goodwill	$4,285	$—	$(147)	$4,138

The adjustments to goodwill during the nine months ended September 30, 2021 were primarily due to foreign currency translation.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 5 — Segments

We have one operating and reportable segment. Our reportable segment is Marketplace, which includes our online marketplace located at www.ebay.com, its localized counterparts and the eBay suite of mobile apps. Our management and our chief operating decision maker review financial information presented on a consolidated basis for purposes of allocating resources and evaluating performance and do not evaluate using asset information. The accounting policies of our segment are the same as those described in “Note 1 — The Company and Summary of Significant Accounting Policies.”

The following table summarizes net revenues by type for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenues by type:
Net transaction revenues	$2,350	$2,098	$7,322	$5,935
Marketing services and other revenues	151	160	485	481
Total net revenues	$2,501	$2,258	$7,807	$6,416

The following table summarizes the allocation of net revenues based on geography for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
U.S.	$1,198	$1,078	$3,798	$2,986
United Kingdom	450	425	1,451	1,196
Germany	272	265	953	795
Rest of world	581	490	1,605	1,439
Total net revenues	$2,501	$2,258	$7,807	$6,416

Net revenues, inclusive of the effects of foreign exchange during each period, are attributed to U.S. and international geographies primarily based upon the country in which the seller, platform that displays advertising, other service provider or customer, as the case may be, is located.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 6 — Investments

The following tables summarize the unrealized gains and losses and estimated fair value of our investments classified as available-for-sale debt securities and restricted cash as of the dates indicated (in millions):

	September 30, 2021
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Restricted cash	$22	$—	$—	$22
Corporate debt securities	3,196	2	—	3,198
Government and agency securities	25	—	—	25
	$3,243	$2	$—	$3,245
Long-term investments:
Corporate debt securities	$554	$1	$(1)	$554
Government and agency securities	103	—	—	103
	$657	$1	$(1)	$657

	December 31, 2020
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Restricted cash	$137	$—	$—	$137
Corporate debt securities	2,252	3	—	2,255
	$2,389	$3	$—	$2,392
Long-term investments:
Corporate debt securities	$284	$2	$—	$286
	$284	$2	$—	$286

We consider cash to be restricted when withdrawal or general use is legally restricted. At December 31, 2020 our restricted cash balance primarily comprised of cash on deposit with banks restricted to safeguard seller payables.

Investments classified as available-for-sale debt securities are carried at fair value with changes reflected in other comprehensive income. Where there is an intention or a requirement to sell an impaired available-for-sale debt security, the entire impairment is recognized in earnings with a corresponding adjustment to the amortized cost basis of the security. We presently do not intend to sell any of the available-for-sale debt securities in an unrealized loss position and expect to realize the full value of all these investments upon maturity or sale.

We regularly review investment securities for credit impairment using both qualitative and quantitative criteria. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses will be recorded through interest and other, net for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. We did not recognize any credit-related impairment through an allowance for credit losses as of September 30, 2021.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Investment securities in a continuous loss position for less than 12 months had an estimated fair value of $1.1 billion and an immaterial amount of unrealized losses as of September 30, 2021, and an estimated fair value of $261 million and an immaterial amount of unrealized losses as of December 31, 2020. As of September 30, 2021 and December 31, 2020 there were no investment securities in a continuous loss position for greater than 12 months. Refer to “Note 15 — Accumulated Other Comprehensive Income” for amounts reclassified to earnings from unrealized gains and losses.

The following table presents estimated fair values of our short-term and long-term investments classified as available-for-sale debt securities and restricted cash by date of contractual maturity as of the date indicated (in millions):

September 30, 2021
One year or less (including restricted cash of $22)	$3,245
One year through two years	166
Two years through three years	314
Three years through four years	83
Four years through five years	90
Five years through six years	4
$3,902

Equity Investments

The following table summarizes our equity investments as of the dates indicated (in millions):

	Balance Sheet Location	September 30, 2021	December 31, 2020
Equity investment in Adevinta	Equity investment in Adevinta	$9,279	$—
Equity investments with readily determinable fair values	Short-term investments	793	—
Equity investments without readily determinable fair values	Long-term investments	243	539
Equity investments under the equity method of accounting	Long-term investments	33	8
Total equity investments		$10,348	$547

The following table summarizes the change in total carrying value related to equity investments without readily determinable fair values still held for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Carrying value, beginning of period	$571	$261	$539	$307
Additions	—	—	1	—
Upward adjustments for observable price changes	—	—	41	—
Downward adjustments for observable price changes and impairment	(10)	—	(10)	(40)
Transfers out from investments without readily determinable fair values	(312)	—	(312)	—
Foreign currency translation and other	(6)	3	(16)	(3)
Carrying value, end of period	$243	$264	$243	$264

For such equity investments without readily determinable fair values still held at September 30, 2021, the cumulative upward adjustment for observable price changes were $41 million and cumulative downward adjustments for observable price changes and impairments were $131 million.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the three months ended September 30, 2021, we recorded a downward adjustment for impairment of $10 million to the carrying value of a strategic investment. For the nine months ended September 30, 2021, we recorded an upward adjustment for observable price changes of $41 million and a downward adjustment for impairment of $10 million to the carrying values of strategic investments. The upward and downward adjustments were recorded in interest and other, net on our condensed consolidated statement of income.

The following table summarizes unrealized gains and losses recorded in interest and other, net related to equity investments held at September 30, 2021 for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net gains/(losses) recognized during the period on equity investments	$(490)	$—	$(870)	$(40)
Less: Net gains/(losses) recognized during the period on equity investments sold during the period	83	—	83	—
Total unrealized gains/(losses) on equity investments held at September 30, 2021	$(573)	$—	$(953)	$(40)

In August 2021, one of our equity investments, KakaoBank Corp. (“KakaoBank”), which previously did not have a readily determinable fair value, completed its initial public offering which resulted in this investment having a readily determinable fair value. Subsequent changes in fair value are recognized in interest and other, net on our condensed consolidated statement of income. For the three and nine months ended September 30, 2021 an unrealized gain of $512 million was recorded in interest and other, net related to the investment. For the three and nine months ended September 30, 2021 a gain of $83 million was recorded in interest and other, net related to the sale of a portion of the shares of the investment for $114 million. Upon completion of KakaoBank’s initial public offering, our equity investment in KakaoBank was reclassified to short-term investments from long-term investments on the condensed consolidated balance sheet. As of September 30, 2021, the carrying value of the investment was $793 million.

Equity investment in Adevinta

Upon completion of the transfer of our Classifieds business to Adevinta we retained an equity investment of 44% in Adevinta valued at $10.8 billion at the close of the transfer. At the initial recognition of the equity investment, we elected the fair value option where subsequent changes in fair value are recognized in earnings. The investment is classified within Level 1 in the fair value hierarchy as the valuation can be obtained from real time quotes in active markets. The fair value of the equity investment is measured based on Adevinta’s closing stock price and prevailing foreign exchange rate at each balance sheet date and the changes in fair value are reflected in interest and other, net in the condensed consolidated statement of income. We believe the fair value option election creates more transparency of the current value in the equity investment in Adevinta. Our non-voting shares are convertible to voting shares on a one-to-one basis, subject to a limitation of 33% voting interest. For the three and nine months ended September 30, 2021 a loss of $1,075 million and $1,497 million, respectively, was recorded in interest and other, net on our condensed consolidated statement of income related to the investment.

On July 14, 2021, we entered into a share purchase agreement with Permira to sell approximately 125 million of our voting shares in Adevinta for total consideration of $2.25 billion based on an implied purchase price of approximately $18.02. The price represents an approximate 7% discount to the 10-day VWAP of Adevinta shares as of July 12, 2021 and a 5% discount to the 30-day VWAP as of July 12, 2021. In addition, we granted Permira an option, exercisable within 30 days after the date of the purchase agreement, to purchase approximately 10 million additional voting shares for $180 million in consideration based on an implied purchase price of approximately $18.02. On July 29, 2021, Permira exercised the option. At the close of both transactions, our ownership in Adevinta will be reduced to 33%. The transactions are expected to close in the fourth quarter of 2021, subject to the receipt of required regulatory approvals.

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

We use foreign currency exchange contracts to reduce the volatility of cash flows related to forecasted revenues, expenses, assets and liabilities, including intercompany balances denominated in foreign currencies. These contracts are generally one month to one year in duration but with maturities up to 24 months. The objective of the foreign exchange contracts is to ensure that ultimately the U.S. dollar-equivalent cash flows are not adversely affected by changes in the applicable U.S. dollar/foreign currency exchange rate. We evaluate the effectiveness of our foreign exchange contracts designated as cash flow or net investment hedges on a quarterly basis.

In 2020, we began to hedge the variability of forecasted interest payments on anticipated debt issuance using forward-starting interest rate swaps. These interest rate swaps effectively fixed the benchmark interest rate and had the economic effect of hedging the variability of forecasted interest payments for up to 10 years on an anticipated debt issuance. Similar to other cash flow hedges, we recorded changes in the fair value of these interest rate swaps in accumulated other comprehensive income (loss) until the anticipated debt issuance. In May 2021, we issued $2.5 billion of senior unsecured notes, which consisted of notes maturing in 2026, 2031 and 2051. As a result, we terminated the interest rate swaps and the gain associated with the termination of approximately $45 million is amortized to interest expense over the terms of our notes due in May 2026 and May 2031.

During 2020, we began to hedge the variability of the cash flows in interest payments associated with our floating-rate debt using interest rate swaps. These interest rate swap agreements effectively convert our floating-rate debt that is based on London Interbank Offered Rate (“LIBOR”) to a fixed-rate basis, reducing the impact of interest-rate changes on future interest expense. The total notional amount of these interest rate swaps was $400 million as of September 30, 2021 with terms calling for us to receive interest at a variable rate and to pay interest at a fixed rate. Our interest rate swap contracts have maturity dates in 2023. Similar to other cash flow hedges, we record changes in the fair value of these interest rate swaps in accumulated other comprehensive income (loss) and their fair value will be amortized over the term of the debt to interest expense.

Cash Flow Hedges

For derivative instruments that are designated as cash flow hedges, the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (“AOCI”) and subsequently reclassified into earnings in the same period the forecasted hedged transaction affects earnings. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Unrealized gains and losses in AOCI associated with such derivative instruments are immediately reclassified into earnings. As of September 30, 2021, we have estimated that approximately $3 million of net derivative loss related to our foreign exchange cash flow hedges and $1 million net derivative loss related to our interest rate cash flow hedges included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months. We classify cash flows related to our cash flow hedges as operating activities in our condensed consolidated statement of cash flows.

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

Fair Value of Derivative Contracts

The following table presents fair values of our outstanding derivative instruments as of the dates indicated (in millions):

	Balance Sheet Location	September 30, 2021	December 31, 2020
Derivative Assets:
Foreign exchange contracts designated as cash flow hedges	Other current assets	$51	$12
Foreign exchange contracts designated as net investment hedges	Current assets held for sale	36	—
Foreign exchange contracts not designated as hedging instruments	Other current assets	26	23
Warrant	Warrant asset	1,434	1,051
Foreign exchange contracts designated as cash flow hedges	Other assets	26	14
Interest rate contracts designated as cash flow hedges	Other assets	—	13
Total derivative assets		$1,573	$1,113

Derivative Liabilities:
Foreign exchange contracts designated as cash flow hedges	Other current liabilities	$—	$17
Foreign exchange contracts not designated as hedging instruments	Other current liabilities	8	25
Interest rate contracts designated as cash flow hedges	Other current liabilities	1	1
Interest rate contracts designated as cash flow hedges	Other liabilities	—	1
Total derivative liabilities		$9	$44

Total fair value of derivative instruments		$1,564	$1,069

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Under the master netting agreements with the respective counterparties to our derivative contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis on our condensed consolidated balance sheet. As of September 30, 2021, the potential effect of rights of set-off associated with the foreign exchange contracts would be an offset to both assets and liabilities by $8 million, resulting in net derivative assets of $131 million and net derivative liabilities of zero. As of September 30, 2021, the potential effect of rights of set-off associated with the interest rate contracts would be an offset to both assets and liabilities by zero, resulting in net derivative assets of zero and net derivative liabilities of $1 million.

Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following tables present the activity of derivative instruments designated as cash flow hedges as of September 30, 2021 and December 31, 2020, and the impact of these derivative contracts on AOCI for the periods indicated (in millions):

	December 31, 2020	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Less: Amount of Gain (Loss) Reclassified From AOCI to Earnings	September 30, 2021
Foreign exchange contracts designated as cash flow hedges	$(95)	$38	$(62)	$5
Interest rate contracts designated as cash flow hedges	10	21	1	30
Total	$(85)	$59	$(61)	$35

	December 31, 2019	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Less: Amount of Gain (Loss) Reclassified From AOCI to Earnings	September 30, 2020
Foreign exchange contracts designated as cash flow hedges	$(9)	$(17)	$23	$(49)
Total	$(9)	$(17)	$23	$(49)

Effect of Derivative Contracts on Condensed Consolidated Statement of Income

The following table summarizes the total gain (loss) recognized in the condensed consolidated statement of income from our foreign exchange derivative contracts by location for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Foreign exchange contracts designated as cash flow hedges recognized in net revenues	$(19)	$6	$(65)	$23
Foreign exchange contracts designated as cash flow hedges recognized in cost of net revenues	1	—	3	—
Foreign exchange contracts not designated as hedging instruments recognized in interest and other, net	2	(17)	(4)	(8)
Total gain (loss) recognized from foreign exchange derivative contracts in the condensed consolidated statement of income	$(16)	$(11)	$(66)	$15

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes the total gain (loss) recognized in the condensed consolidated statement of income from our interest rate derivative contracts by location for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Gain (loss) from interest rate contracts designated as cash flow hedges recognized in interest and other, net	$1	$—	$1	$—

The following table summarizes the total gain (loss) recognized in the condensed consolidated statement of income due to changes in the fair value of the warrant for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Gain (loss) attributable to changes in the fair value of warrant recognized in interest and other, net	$311	$191	$383	$496

Notional Amounts of Derivative Contracts

Derivative transactions are measured in terms of the notional amount, but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. The notional amount is generally not exchanged, but is used only as the basis on which the value of foreign exchange payments under these contracts are determined. The following table presents the notional amounts of our outstanding derivatives as of the dates indicated (in millions):

	September 30, 2021	December 31, 2020
Foreign exchange contracts designated as cash flow hedges	$2,272	$2,305
Foreign exchange contracts designated as net investment hedges	1,371	—
Foreign exchange contracts not designated as hedging instruments	4,709	3,016
Interest rate contracts designated as cash flow hedges	400	1,100
Total	$8,752	$6,421

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 8 — Fair Value Measurement of Assets and Liabilities

The following tables present our financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated (in millions):

	September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$1,244	$1,244	$—	$—
Short-term investments:
Restricted cash	22	22	—	—
Corporate debt securities	3,198	—	3,198	—
Government and agency securities	25	—	25	—
Equity investments with readily determinable fair values	793	793	—	—
Total short-term investments	4,038	815	3,223	—
Equity investment in Adevinta	9,279	9,279	—	—
Derivatives	1,573	—	139	1,434
Long-term investments:
Corporate debt securities	554	—	554	—
Government and agency securities	103	—	103	—
Total long-term investments	657	—	657	—
Total financial assets	$16,791	$11,338	$4,019	$1,434

Liabilities:
Derivatives	$9	$—	$9	$—

	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$1,101	$890	$211	$—
Short-term investments:
Restricted cash	137	137	—	—
Corporate debt securities	2,255	—	2,255	—
Total short-term investments	2,392	137	2,255	—
Derivatives	1,113	—	62	1,051
Long-term investments:
Corporate debt securities	286	—	286	—
Total long-term investments	286	—	286	—
Total financial assets	$4,892	$1,027	$2,814	$1,051

Liabilities:
Derivatives	$44	$—	$44	$—

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Our financial assets and liabilities are valued using market prices on both active markets (Level 1), less active markets (Level 2) and little or no market activity (Level 3). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. Level 3 instrument valuations typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability. We did not have any transfers of financial instruments between valuation levels during the nine months ended September 30, 2021.

The majority of our derivative instruments are valued using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as equity prices, interest rate yield curves, option volatility and currency rates. Our warrant, which is accounted for as a derivative instrument, is valued using a Black-Scholes model. Key assumptions used in the valuation include risk-free interest rates; Adyen’s common stock price, equity volatility and common stock outstanding; exercise price; and details specific to the warrant. The value is also probability adjusted for management’s assumptions with respect to vesting of the four tranches which are each subject to meeting processing volume milestone targets. These assumptions and the probability of meeting processing volume milestone targets may have a significant impact on the value of the warrant. Refer to “Note 7 — Derivative Instruments” for further details on our derivative instruments.

Upon completion of the transfer of our Classifieds business to Adevinta we retained an equity investment of 44% in Adevinta valued at $10.8 billion at the close of the acquisition. The investment is accounted for under the fair value option and classified within Level 1 in the fair value hierarchy as the valuation can be obtained from real time quotes in active markets. The fair value of the equity investment is measured based on Adevinta’s closing stock price and prevailing foreign exchange rate at each balance sheet date and the changes in fair value are reflected in interest and other, net in the condensed consolidated statement of income. Refer to “Note 6 — Investments” for further details.

On July 14, 2021, we entered into a share purchase agreement with Permira to sell approximately 125 million of our voting shares in Adevinta for total consideration of $2.25 billion based on an implied purchase price of approximately $18.02. The price represents an approximate 7% discount to the 10-day VWAP of Adevinta shares as of July 12, 2021 and a 5% discount to the 30-day VWAP as of July 12, 2021. In addition, we granted Permira an option, exercisable within 30 days after the date of the purchase agreement, to purchase approximately 10 million additional voting shares for $180 million in consideration based on an implied purchase price of approximately $18.02. On July 29, 2021, Permira exercised the option. At the close of both transactions, our ownership in Adevinta will be reduced to 33%. The transactions are expected to close in the fourth quarter of 2021, subject to the receipt of required regulatory approvals.

Other financial instruments, including accounts receivable and accounts payable, are carried at cost, which approximates their fair value because of the short-term nature of these instruments.

The following tables present a reconciliation of the opening to closing balance of assets measured using significant unobservable inputs (Level 3) as of the dates indicated (in millions):

	September 30, 2021	December 31, 2020
Opening balance at beginning of period	$1,051	$281
Change in fair value	383	770
Closing balance at end of period	$1,434	$1,051

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table presents quantitative information about Level 3 significant unobservable inputs used in the fair value measurement of the warrant as of September 30, 2021 (in millions):

	Fair value	Valuation technique	Unobservable Input	Range (weighted average)(1)
Warrant	$1,434	Black-Scholes and Monte Carlo	Probability of vesting	0.0% - 95.0% (71%)
			Equity volatility	24.5% - 61.7% (42%)
(1) Probability of vesting were weighted by the unadjusted value of the tranches. For volatility, the average represents the arithmetic average of the points within the range and is not weighted by the relative fair value or notional amount.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 9 — Debt

The following table summarizes the carrying value of our outstanding debt as of the dates indicated (in millions, except percentages):

	Coupon	As of	Effective	As of	Effective
	Rate	September 30, 2021	Interest Rate	December 31, 2020	Interest Rate
Long-Term Debt
Floating Rate Notes:
Senior notes due 2023	LIBOR plus 0.87%	$400	1.100%	$400	1.187%

Fixed Rate Notes:
Senior notes due 2022	3.800%	750	3.989%	750	3.989%
Senior notes due 2022	2.600%	605	2.678%	1,000	2.678%
Senior notes due 2023	2.750%	750	2.866%	750	2.866%
Senior notes due 2024	3.450%	750	3.531%	750	3.531%
Senior notes due 2025	1.900%	800	1.803%	800	1.803%
Senior notes due 2026	1.400%	750	1.252%	—	—%
Senior notes due 2027	3.600%	850	3.689%	850	3.689%
Senior notes due 2030	2.700%	950	2.623%	950	2.623%
Senior notes due 2031	2.600%	750	2.186%	—	—%
Senior notes due 2042	4.000%	750	4.114%	750	4.114%
Senior notes due 2051	3.650%	1,000	2.517%	—	—%
Senior notes due 2056	6.000%	—	—%	750	6.547%
Total senior notes		9,105		7,750
Hedge accounting fair value adjustments (1)		9		10
Unamortized premium/(discount) and debt issuance costs		(32)		(20)
Less: Current portion of long-term debt		(1,355)		—
Total long-term debt		7,727		7,740

Short-Term Debt
Current portion of long-term debt		1,355		—
Unamortized premium/(discount) and debt issuance costs		—		—
Other short-term borrowings		—		6
Total short-term debt		1,355		6
Total Debt		$9,082		$7,746
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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The effective interest rates for our senior notes include the interest payable, the amortization of debt issuance costs and the amortization of any original issue discount and premium on these senior notes. Interest on these senior notes is payable either quarterly or semiannually. Interest expense associated with these senior notes, including amortization of debt issuance costs, was approximately $66 million and $67 million during the three months ended September 30, 2021 and 2020, respectively, and $191 million and $211 million during the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021 and December 31, 2020, the estimated fair value of these senior notes, using Level 2 inputs, was approximately $9.6 billion and $8.3 billion, respectively.

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. As of September 30, 2021, there were no commercial paper notes outstanding.

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
As of September 30, 2021, no borrowings were outstanding under our $2 billion credit agreement. However, as described above, we have an up to $1.5 billion commercial paper program and are required to maintain available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due, in an aggregate amount of $1.5 billion. As of September 30, 2021, no borrowings were outstanding under our commercial paper program; therefore, $2 billion of borrowing capacity was available for other purposes permitted by the credit agreement, subject to customary conditions to borrowing. The credit agreement includes a covenant limiting our consolidated leverage ratio to no more than 4.0:1.0, subject to, upon the occurrence of a qualified material acquisition, if so elected by us, a step-up to 4.5:1.0 for the four fiscal quarters completed following such qualified material acquisition. The credit agreement includes customary events of default, with corresponding grace periods in certain circumstances, including payment defaults, cross-defaults and bankruptcy-related defaults. In addition, the credit agreement contains customary affirmative and negative covenants, including restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case, subject to customary exceptions. The credit agreement also contains customary representations and warranties.

We were in compliance with all financial covenants in our outstanding debt instruments during the nine months ended September 30, 2021.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 10 — Balance Sheet Components

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable represents amounts invoiced and revenue recognized prior to invoicing when we have satisfied our performance obligation and have the unconditional right to payment. The allowance for doubtful accounts and authorized credits is estimated based upon our assessment of various factors including historical experience, the age of the accounts receivable balances, current economic conditions reasonable and supportable forecasts, and other factors that may affect our customers’ ability to pay. The allowance for doubtful accounts and authorized credits was $98 million and $136 million as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021, we reported allowances for doubtful accounts of $66 million reflecting a decrease of $31 million, net of write-offs of $99 million for the nine months ended September 30, 2021.

Deferred revenue consists of fees received related to unsatisfied performance obligations at the end of the period. Due to the generally short-term duration of contracts, the majority of the performance obligations are satisfied in the following reporting period. The amount of revenue recognized for the nine month period ended September 30, 2021 that was included in the deferred revenue balance at the beginning of the period was $47 million. The amount of revenue recognized for the nine month period ended September 30, 2020 that was included in the deferred revenue balance at the beginning of the period was $64 million.

Cash, cash equivalents and restricted cash

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$1,244	$1,101
Customer accounts	3	—
Restricted cash included in short-term investments	22	137
Cash, cash equivalents and restricted cash	$1,269	$1,238

Customer accounts and funds receivable

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$3	$—
Funds receivable	564	290
Customer accounts and funds receivable	$567	$290

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 11 — Commitments and Contingencies

Off-Balance Sheet Arrangements

As of September 30, 2021, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

We have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under the arrangement. As of September 30, 2021, we had a total of $1.6 billion in aggregate cash deposits, partially offset by $1.5 billion in cash withdrawals, held within the financial institution under the cash pooling arrangement.

Litigation and Other Legal Matters

Overview
We are involved in legal and regulatory proceedings on an ongoing basis. Many of these proceedings are in early stages and may seek an indeterminate amount of damages. If we believe that a loss arising from such matters is probable and can be reasonably estimated, we accrue the estimated liability in our financial statements. If only a range of estimated losses can be determined, we accrue an amount within the range that, in our judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we accrue the low end of the range. For those proceedings in which an unfavorable outcome is reasonably possible but not probable, we have disclosed an estimate of the reasonably possible loss or range of losses or we have concluded that an estimate of the reasonably possible loss or range of losses arising directly from the proceeding (i.e., monetary damages or amounts paid in judgment or settlement) is not material. If we cannot estimate the probable or reasonably possible loss or range of losses arising from a proceeding, we have disclosed that fact. In assessing the materiality of a proceeding, we evaluate, among other factors, the amount of monetary damages claimed, as well as the potential impact of non-monetary remedies sought by plaintiffs (e.g., injunctive relief) that may require us to change our business practices in a manner that could have a material adverse impact on our business. With respect to the matters disclosed in this Overview, we are unable to estimate the possible loss or range of losses that could potentially result from the application of such non-monetary remedies.

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable were not material for the nine months ended September 30, 2021. We have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to significant uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material. Legal fees are expensed as incurred.

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

In January 2020, our Board authorized an additional $5.0 billion stock repurchase program, in February 2021, our Board authorized an additional $4.0 billion stock repurchase program and in August 2021, our Board authorized an additional $3.0 billion stock repurchase program. These stock repurchase programs have no expiration from the date of authorization.

The following table summarizes stock repurchase activity under our stock repurchase programs for the period indicated (in millions, except per share amounts):

	Shares Repurchased (1)	Average Price per Share (2)	Value of Shares Repurchased (2)	Remaining Amount Authorized
Balance as of January 1, 2021				$2,033
Authorization of additional plan in February 2021				4,000
Authorization of additional plan in August 2021				3,000
Repurchase of shares of common stock	60	$67.11	$4,042	(4,042)
Balance as of September 30, 2021				$4,991
(1) These repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. None of the repurchased shares of common stock have been retired.
(2) Excludes broker commissions.

Dividends

The Company paid a total of $116 million and $359 million in cash dividends during the three and nine months ended September 30, 2021, respectively, and $111 million and $337 million during the three and nine months ended September 30, 2020, respectively. In October 2021, our Board of Directors declared a cash dividend of $0.18 per share of common stock to be paid on December 17, 2021 to stockholders of record as of December 1, 2021.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 13 — Employee Benefit Plans

Restricted Stock Unit Activity

The following table presents restricted stock unit (“RSU”) activity under our equity incentive plans for the period indicated (in millions):

Units (1)
Outstanding as of January 1, 2021	25
Awarded	12
Vested	(9)
Forfeited	(4)
Outstanding as of September 30, 2021	24
(1) Activity presented is inclusive of units granted to employees of our eBay Korea business.

The weighted average grant date fair value for RSUs awarded during the nine months ended September 30, 2021 was $63.61 per share.

Stock-Based Compensation Expense

The following table presents the impact on our results of continuing operations of recording stock-based compensation expense for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of net revenues	$12	$10	$35	$30
Sales and marketing	25	23	70	57
Product development	50	37	147	113
General and administrative	40	40	113	101
Total stock-based compensation expense	$127	$110	$365	$301
Capitalized in product development	$3	$3	$9	$11

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 14 — Income Taxes

We are subject to both direct and indirect taxation in the U.S. and various states and foreign jurisdictions. We are under examination by certain tax authorities for the 2010 to 2020 tax years. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these or other examinations. The material jurisdictions where we are subject to potential examination by tax authorities for tax years after 2009 include, among others, the U.S. (Federal and California), Germany, Israel, Switzerland and the United Kingdom.

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

We have recognized the tax consequences of all foreign unremitted earnings and management has no specific plans to indefinitely reinvest the unremitted earnings of our foreign subsidiaries as of the balance sheet date. We have not provided for deferred taxes on outside basis differences in our investments in our foreign subsidiaries that are unrelated to unremitted earnings. With the exception of eBay Korea recognized in discontinued operations, these basis differences will be indefinitely reinvested. A determination of the unrecognized deferred taxes related to these other components of our outside basis difference is not practicable. In connection with the intent to sell the eBay Korea business as discussed in “Note 1 — The Company and Summary of Significant Accounting Policies”, we assessed the outside basis differences relating to eBay Korea and determined that no material deferred taxes need to be provided on the difference as of September 30, 2021.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 15 — Accumulated Other Comprehensive Income

The following tables summarize the changes in AOCI for the periods indicated (in millions):

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of June 30, 2021	$(15)	$1	$547	$27	$560
Other comprehensive income (loss) before reclassifications	43	1	(85)	(9)	(50)
Less: Amount of gain (loss) reclassified from AOCI	(17)	1	—	4	(12)
Net current period other comprehensive income (loss)	60	—	(85)	(13)	(38)
Balance as of September 30, 2021	$45	$1	$462	$14	$522

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of June 30, 2020	$(9)	$6	$299	$25	$321
Other comprehensive income (loss) before reclassifications	(35)	—	121	9	95
Less: Amount of gain (loss) reclassified from AOCI	6	—	—	(1)	5
Net current period other comprehensive income (loss)	(41)	—	121	10	90
Balance as of September 30, 2020	$(50)	$6	$420	$35	$411

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2020	$(85)	$5	$654	$42	$616
Other comprehensive income (loss) before reclassifications	69	(3)	(192)	(14)	(140)
Less: Amount of gain (loss) reclassified from AOCI	(61)	1	—	14	(46)
Net current period other comprehensive income (loss)	130	(4)	(192)	(28)	(94)
Balance as of September 30, 2021	$45	$1	$462	$14	$522

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2019	$(9)	$5	$363	$25	$384
Other comprehensive income (loss) before reclassifications	(18)	1	57	5	45
Less: Amount of gain (loss) reclassified from AOCI	23	—	—	(5)	18
Net current period other comprehensive income (loss)	(41)	1	57	10	27
Balance as of September 30, 2020	$(50)	$6	$420	$35	$411

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes the reclassifications out of AOCI for the periods indicated (in millions):

Details about AOCI Components	Affected Line Item in the Statement of Income	Amount of Gain (Loss) Reclassified From AOCI
		Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
Gains (losses) on cash flow hedges
Foreign exchange contracts	Net revenues	$(19)	$6	$(65)	$23
Foreign exchange contracts	Cost of net revenues	1	—	3	—
Interest rate contracts	Interest and other, net	1	—	1	—
	Total, from continuing operations before income taxes	(17)	6	(61)	23
	Provision for income taxes	4	(1)	14	(5)
	Total, from continuing operations net of income taxes	(13)	5	(47)	18

Unrealized gains (losses) on investments	Interest and other, net	1	—	1	—
	Total, before income taxes	1	—	1	—
	Provision for income taxes	—	—	—	—
	Total, net of income taxes	1	—	1	—

Total reclassifications for the period	Total, net of income taxes	$(12)	$5	$(46)	$18

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 16 — Restructuring

The following table summarizes restructuring reserve activity for the period indicated (in millions):

Employee Severance and Benefits
Accrued liability as of January 1, 2021	$—
Charges	35
Payments	(30)
Accrued liability as of September 30, 2021	$5

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

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions (such as those relating to future business, future results of operations or financial condition, including with respect to the ongoing effects of COVID-19, new or planned features or services, or management strategies, including our portfolio review). You can generally identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Part I – Item 1A: Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”), as well as in our unaudited condensed consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission (“SEC”). We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the unaudited condensed consolidated financial statements and the related notes included in this report.

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

In 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic and continues to be widespread with uncertainty around its duration. As a result of COVID-19 mobility restrictions globally, there were changes in consumer behavior that resulted in more online shopping, particularly from the second quarter of 2020 through the first quarter of 2021. These changes in behavior began to normalize in the second quarter of 2021 as mobility is returning to pre-pandemic levels. Our Marketplace platforms experienced improved traffic and buyer acquisition due to the impact of measures taken globally to contain the spread of COVID-19. The Marketplace platforms also experienced improved acquisition of small business sellers. While the impact of COVID-19 had a positive impact on our reported results from the second quarter of 2020 through the first quarter of 2021, as mobility returns to pre-pandemic levels globally we have experienced volatility and lower traffic in most markets. It is uncertain how consumer behaviors will trend as mobility continues to fluctuate in response to macroeconomic impacts of COVID-19. The impacts seen to date continue to create volatility in our results and a wider range of potential outcomes as consumer behaviors and mobility restrictions continue to evolve. See “Results of Operations” below for impacts of COVID-19 on our results for the three and nine months ended September 30, 2021 compared to the same periods in 2020. For additional information, see “– Liquidity and Capital Resource Requirements” below and “Item 1A: Risk Factors” under the caption “The global COVID-19 pandemic could harm our business and results of operations” in the 2020 Form 10-K.

On June 24, 2021, we completed the previously announced transfer our Classifieds business to Adevinta ASA (“Adevinta”) for $2.5 billion in cash, subject to certain adjustments, and approximately 540 million shares in Adevinta which represent equity interest of 44%, comprised of approximately 33% of voting shares and 11% non-voting shares. Together, the total consideration received under the definitive agreement was valued at approximately $13.3 billion, based on the closing trading price of Adevinta’s outstanding shares on the Oslo Stock Exchange on June 24, 2021. The equity interest received is accounted for under the fair value option. We have classified the results of our Classifieds business as discontinued operations in our condensed consolidated statement of income for the periods presented through June 24, 2021. Additionally, the related assets and liabilities associated with the discontinued operations are classified as discontinued operations in our condensed consolidated balance sheet. See “Note 3 — Discontinued Operations” in our condensed consolidated financial statements for additional information.

On June 30, 2021, we entered into a securities purchase agreement with E-mart Inc. and one of its wholly owned subsidiaries (together, “Emart”), to sell 80.01% of the outstanding equity interests of eBay Korea LLC, a limited liability company incorporated under the laws of Korea and a wholly owned subsidiary of eBay KTA (“eBay Korea”), pursuant to the terms and conditions of the securities purchase agreement, in exchange for KRW 3.44 trillion, or approximately $3.0 billion as of the agreement date, subject to certain adjustments specified for indebtedness, cash, working capital, transaction expenses and certain taxes. We will retain 19.99% of the outstanding equity interests of eBay Korea. The transaction is expected to close within one year, subject to certain conditions, including receipt of regulatory approvals. Beginning in the second quarter of 2021, we have classified the related assets and liabilities associated with our eBay Korea business as held for sale in our condensed consolidated balance sheet. The results of our eBay Korea business have been presented as discontinued operations in our condensed consolidated statement of income for all periods presented as the transfer represents a strategic shift in our business that has a major effect on our operations and financial results. See “Note 3 — Discontinued Operations” for additional information.

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

Quarter Highlights

Net revenues increased 11% to $2.5 billion during the three months ended September 30, 2021 compared to the same period in 2020. FX-Neutral net revenue increased 10% during the three months ended September 30, 2021 compared to the same period in 2020. Operating margin decreased to 26.5% for the three months ended September 30, 2021 compared to 29.3% for the same period in 2020. Diluted earnings per share from continuing operations decreased to $0.43 during the three months ended September 30, 2021 compared to $0.86 in the same period in 2020.

We generated cash flow from continuing operating activities of $661 million during the three months ended September 30, 2021 compared to $646 million in the same period in 2020.

During the three months ended September 30, 2021, we repurchased $2.25 billion of common stock and paid $116 million in cash dividends.

RESULTS OF OPERATIONS

We have one reportable segment to reflect the way management and our chief operating decision maker (“CODM”) review and assess performance of the business. Our reportable segment is Marketplace, which includes our online marketplace located at www.ebay.com, its localized counterparts and the eBay suite of mobile apps. The accounting policies of our segment are the same as those described in “Note 1 — The Company and Summary of Significant Accounting Policies” in our condensed consolidated financial statements included elsewhere in this report. Prior period segment information has been reclassified to conform to the current period segment presentation.

Net Revenues

Seasonality

We expect transaction activity patterns on our platforms to mirror general consumer buying patterns and expect that these trends will continue. As we introduce new products and platforms, such as managed payments, we expect net revenues to fluctuate. In addition, macroeconomic conditions, such as the ongoing COVID-19 pandemic, also contribute to fluctuations in revenues and margins. The following table sets forth sequential quarterly movements of our total net revenues for the periods indicated (in millions, except percentages):

	Quarter Ended
	March 31	June 30	September 30	December 31
2019
Net revenues	$1,867	$1,859	$1,799	$1,904
% change from prior quarter	**	—%	(3)%	6%
2020
Net revenues	$1,821	$2,337	$2,258	$2,478
% change from prior quarter	(4)%	28%	(3)%	10%
2021
Net revenues	$2,638	$2,668	$2,501	$—
% change from prior quarter	6%	1%	(6)%
** Growth for the period excluded as 2018 revenue numbers have not yet been re-casted and provided.

Net Revenues by Geography

Revenues are attributed to U.S. and international geographies primarily based upon the country in which the seller, platform that displays advertising, other service provider or customer, as the case may be, is located. The following table presents net revenues by geography for the periods indicated (in millions, except percentages):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2021	2020	As Reported	2021	2020	As Reported
U.S.	$1,198	$1,078	11%	$3,798	$2,986	27%
Percentage of net revenues	48%	48%		49%	47%

International	1,303	1,180	10%	4,009	3,430	17%
Percentage of net revenues	52%	52%		51%	53%

Total net revenues	$2,501	$2,258	11%	$7,807	$6,416	22%

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

Net revenues included $19 million and $65 million of hedging losses during the three and nine months ended September 30, 2021, respectively, as compared to $6 million and $23 million of hedging gains during the same periods in 2020. The hedging activity in net revenues specifically relates to hedges of net transaction revenues. Foreign currency movements relative to the U.S. dollar had a favorable impact of $32 million on net revenues during the three months ended September 30, 2021 compared to a favorable impact of $33 million during the same period in 2020, and a favorable impact of $181 million on net revenues during the nine months ended September 30, 2021 compared to an unfavorable impact of $6 million on net revenues during the same period in 2020.

The effect of foreign currency exchange rate movements during the three months ended September 30, 2021 compared to the same period in 2020 was primarily attributable to the weakening of the U.S. dollar against the British pound and euro. The effect of foreign currency exchange rate movements during the nine months ended September 30, 2021 compared to the same period in 2020 was primarily attributable to the weakening of the U.S. dollar against the British pound and euro.

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

Marketing services and other (“MS&O”) revenues consist of revenues principally from the sale of advertisements and revenue sharing arrangements.

The following table presents net revenues by type (in millions, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Net transaction revenues	$2,350	$2,098	12%	$7,322	$5,935	23%
MS&O revenues	151	160	(6)%	485	481	1%
Total net revenues	$2,501	$2,258	11%	$7,807	$6,416	22%

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

Net Transaction Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	As Reported	FX-Neutral	2021	2020	As Reported	FX-Neutral
	(In millions, except percentages)
Net transaction revenues(1)	$2,350	$2,098	12%	11%	$7,322	$5,935	23%	21%

Supplemental data:
GMV	$19,453	$21,674	(10)%	(12)%	$65,178	$63,148	3%	—%
Take rate	12.08%	9.68%	2.40%		11.24%	9.40%	1.84%
(1) Net transaction revenues were net of $19 million and $65 million hedging activity during the three and nine months ended September 30, 2021 and net of $6 million and $23 million hedging activity during the three and nine months ended September 30, 2020, respectively.
Net transaction revenues increased $252 million during the three months ended September 30, 2021 compared to the same period in 2020 primarily due to the migration of managed payments on a global basis and the associated higher take rate. GMV decline during the three months ended September 30, 2021 compared to the same period in 2020 was primarily due to a decline in traffic experienced as mobility restrictions continue to ease around the world.

Net transaction revenues increased $1.4 billion during the nine months ended September 30, 2021 compared to the same period in 2020. Net transaction revenues increased at a faster rate than GMV primarily due to the migration of managed payments on a global basis. GMV growth during the nine months ended September 30, 2021 was driven by improved traffic and buyer acquisition during the first quarter of 2021 offset by a decline in traffic in the second quarter and the third quarter of 2021. Traffic has fluctuated throughout 2021 and 2020 in response to the pervasive macroeconomic impacts of COVID-19, including mobility restrictions which influence consumer engagement in online shopping.

Transaction take rate was higher during the three and nine months ended September 30, 2021 compared to the same periods in 2020, as a result of revenue initiatives such as global payments which resulted in over 90% share of global on-platform volume processed through managed payments and promoted listings which along with final value fees are calculated as a percentage of an item’s sale price and category mix. Through September 30, 2021, over 90% of the managed payments migration was completed and we expect to complete the migration by the end of 2021. The take rate for the three and nine months ended September 30, 2021 also increased as a result of lower credit reserves taken compared to the same period in 2020. The increase in take rate for the three and nine months ended September 30, 2021 was partially offset by category mix and hedging activities.

The increase in net transaction revenues during the three months ended September 30, 2021 compared to the same period in 2020 was due to take rate considerations discussed above, despite declining GMV. We expect that the divergence between net transaction revenues and GMV to continue throughout 2021 and beyond. Despite GMV’s divergence from net transaction revenues, we still believe the metric provides a useful measure of overall volume of closed transactions that flow through the platform in a given period.

Marketing Services and Other Revenues

	Three Months Ended September 30,		% Change		Nine Months Ended September 30,		% Change
	2021	2020	As Reported	FX-Neutral	2021	2020	As Reported	FX-Neutral
	(In millions, except percentages)
MS&O revenues	$151	$160	(6)%	(7)%	$485	$481	1%	(1)%

The decrease in MS&O revenues during the three months ended September 30, 2021 compared to the same period in 2020 was primarily attributable to a decrease in advertising revenues.

MS&O revenues were relatively flat during the nine months ended September 30, 2021 compared to the same period in 2020 primarily due to an increase in revenues from revenue sharing arrangements for shipping agreements partially offset by a decrease in advertising revenues.

Cost of Net Revenues

Cost of net revenues primarily consists of costs associated with customer support, site operations, costs of goods sold and payment processing. Significant components of these costs include employee compensation, contractor costs, facilities costs, depreciation of equipment and amortization expense, bank transaction fees, credit card interchange and assessment fees, authentication costs and digital services tax. The following table presents cost of net revenues (in millions, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Cost of net revenues	$678	$478	42%	$1,956	$1,249	57%
Percentage of net revenues	27.1%	21.2%		25.1%	19.5%

Cost of net revenues, net of immaterial hedging activities, was unfavorably impacted by $5 million attributable to foreign currency movements relative to the U.S. dollar during the three months ended September 30, 2021 compared to the same period in 2020. Cost of net revenues, net of immaterial hedging activities, was unfavorably impacted by $32 million attributable to foreign currency movements relative to the U.S. dollar during the nine months ended September 30, 2021 compared to the same period in 2020.

The increase in cost of net revenues during the three and nine months ended September 30, 2021 compared to the same periods in 2020 was primarily due to an increase in payment processing costs as we continue to transition customers to our payments platform and an unfavorable impact from foreign currency movements relative to the U.S. dollar.

Operating Expenses

The following table presents operating expenses (in millions, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Sales and marketing	$496	$528	(6)%	$1,601	$1,445	11%
Percentage of net revenues	20%	23%		21%	23%
Product development	334	271	23%	988	745	33%
Percentage of net revenues	13%	12%		13%	12%
General and administrative	219	253	(13)%	715	737	(3)%
Percentage of net revenues	9%	11%		9%	11%
Provision for transaction losses	112	60	88%	303	245	24%
Percentage of net revenues	4%	3%		4%	4%
Amortization of acquired intangible assets	—	6	(100)%	9	20	(57)%
Total operating expenses	$1,161	$1,118	4%	$3,616	$3,192	13%

Foreign currency movements relative to the U.S. dollar had an unfavorable impact of $12 million on operating expenses during the three months ended September 30, 2021 compared to the same period in 2020, and an unfavorable impact of $80 million on operating expenses during the nine months ended September 30, 2021 compared to the same period in 2020. There was no hedging activity within operating expenses during the three and nine months ended September 30, 2021.

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

The decrease in sales and marketing expenses during the three months ended September 30, 2021 compared to the same period in 2020 was primarily due to a decrease in certain user coupons and rewards of approximately $30 million.

The increase in sales and marketing expenses during the nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to an increase in online and offline advertising expenses of approximately $140 million.

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

The increase in product development expenses during the three and nine months ended September 30, 2021 compared to the same periods in 2020 was primarily due to an increase in employee related costs of approximately $60 million and $260 million, respectively.

Capitalized internal use and platform development costs were $33 million and $96 million in the three and nine months ended September 30, 2021, respectively, compared to $32 million and $96 million in the three and nine months ended September 30, 2020. These costs are primarily reflected as a cost of net revenues when amortized in future periods.

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

The decrease in general and administrative expenses during the three months ended September 30, 2021 compared to the same period in 2020 was primarily due to charitable contributions made in 2020 of $11 million that did not occur in 2021, a decrease in professional and legal fees and a decrease in employee related costs.

The decrease in general and administrative expenses during the nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to the absence of costs related to our CEO transition in 2020 of $33 million and charitable contributions made in 2020 of approximately $25 million that did not occur in 2021. These decreases were partially offset by an increase in employee related costs of approximately $40 million.

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

The increase in provision for transaction losses during the three months ended September 30, 2021 compared to the same period in 2020 was primarily due to higher chargeback losses of $27 million incurred for managed payments as we scale the platform and higher customer protection program costs of $20 million.

The increase in provision for transaction losses during the nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to higher chargeback losses of $55 million incurred for managed payments as we scale the platform and higher customer protection program costs of $41 million. These increases were partially offset by lower bad debt expense as a result of fees collected through the managed payments platform and lapping of provisions recognized in 2020 related to COVID-19 of $34 million.

Interest and Other, Net

Interest and other, net primarily consists of interest earned on cash, cash equivalents and investments, as well as foreign exchange transaction gains and losses, gains and losses due to changes in fair value of the warrant received from Adyen, gains and losses due to changes in fair value of our equity investment in Adevinta, gains and losses related to our equity investment in KakaoBank, our portion of operating results from investments accounted for under the equity method of accounting, investment gain/loss on acquisitions or disposals and interest expense, consisting of interest charges on any amounts borrowed and commitment fees on unborrowed amounts under our credit agreement and interest expense on our outstanding debt securities and commercial paper, if any. The following table presents interest and other, net for the periods indicated (in millions, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Total interest and other, net	$(228)	$94	**	$(676)	$276	**
Percentage of net revenues	(9)%	4%		(9)%	4%
** Not meaningful

The decrease in interest and other, net during the three months ended September 30, 2021 compared to the same period in 2020 was primarily attributable to the $1.1 billion loss related to the equity investment in Adevinta partially offset by the $595 million gain related to the equity investment in KakaoBank and the $120 million net change in the gain related to the Adyen warrant.

The decrease in interest and other, net during the nine months ended September 30, 2021 compared to the same period in 2020 was primarily attributable to the $1.5 billion loss related to the equity investment in Adevinta and the $113 million net change in the gain related to the Adyen warrant, partially offset by the $595 million gain related to the equity investment in KakaoBank.

Income Tax Provision

The following table presents provision for income taxes for the periods indicated (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income tax provision	$151	$151	$414	$536
Effective tax rate	34.7%	20.1%	26.5%	23.8%

The increase in our effective tax rate for the three and nine months ended September 30, 2021 compared to the same periods in 2020 was primarily due to non-deductible unrealized losses partially offset by an increased tax benefit from stock based compensation. The nine months ended September 30, 2020 included the effects of a retroactive California law change including incremental taxes on the gain on the sale of StubHub.

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

Discontinued Operations

On June 24, 2021, we completed the previously announced transfer of our Classifieds business to Adevinta. We have classified the results of our Classifieds business as discontinued operations in our condensed consolidated statement of income for the periods presented through June 24, 2021. Additionally, the related assets and liabilities associated with the discontinued operations are classified as discontinued operations in our condensed consolidated balance sheet. See “Note 3 — Discontinued Operations” in our condensed consolidated financial statements included elsewhere in this report for additional information.

On June 30, 2021, we entered into a securities purchase agreement with Emart to sell 80.01% of the outstanding equity interests of eBay Korea, pursuant to the terms and conditions of the securities purchase agreement, in exchange for KRW 3.44 trillion, or approximately $3.0 billion as of the agreement date, subject to certain adjustments specified for indebtedness, cash, working capital, transaction expenses and certain taxes. We will retain 19.99% of the outstanding equity interests of eBay Korea. The transaction is expected to close within one year, subject to certain conditions, including receipt of regulatory approvals. The results of the eBay Korea business have been presented as discontinued operations in our condensed consolidated statement of income for all periods presented. Additionally, beginning in the second quarter of 2021, we have classified the related assets and liabilities associated with the eBay Korea business as held for sale in our condensed consolidated balance sheet. See “Note 3 — Discontinued Operations” in our condensed consolidated financial statements included elsewhere in this report for additional information.

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

The following tables set forth a reconciliation of FX-Neutral GMV and FX-Neutral net revenues (each as defined below) to our reported GMV and net revenues for the periods indicated (in millions, except percentages):

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	As Reported	Exchange Rate Effect(1)(3)	FX-Neutral(2)	As Reported	As Reported % Change	FX-Neutral % Change
GMV	$19,453	$390	$19,063	$21,674	(10)%	(12)%

Net Revenues:

Net transaction revenues	$2,350	$30	$2,320	$2,098	12%	11%
Marketing services and other revenues	151	2	149	160	(6)%	(7)%
Total net revenues	$2,501	$32	$2,469	$2,258	11%	10%

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	As Reported	Exchange Rate Effect(1)(3)	FX-Neutral(2)	As Reported	As Reported % Change	FX-Neutral % Change
GMV	$65,178	$2,329	$62,849	$63,148	3%	—%

Net Revenues:

Net transaction revenues	$7,322	$173	$7,149	$5,935	23%	21%
Marketing services and other revenues	485	8	477	481	1%	(1)%
Total net revenues	$7,807	$181	$7,626	$6,416	22%	20%
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
(3) Net transaction revenues were net of $19 million and $65 million of hedging activity during the three and nine months ended September 30, 2021, and net of $6 million and $23 million of hedging activity during the three and nine months ended September 30, 2020, respectively.

Liquidity and Capital Resources

Cash Flows

	Nine Months Ended September 30,
	2021	2020
	(In millions)
Net cash provided by (used in):
Continuing operating activities	$2,618	$2,174
Continuing investing activities	(1,565)	(426)
Continuing financing activities	(3,247)	(5,134)
Effect of exchange rates on cash, cash equivalents and restricted cash	30	25
Net increase in cash, cash equivalents and restricted cash - discontinued operations	2,191	3,484
Net increase (decrease) in cash, cash equivalents and restricted cash	$27	$123

Continuing Operating Activities

Cash provided by continuing operating activities of $2.6 billion in the nine months ended September 30, 2021 compared to cash provided by continuing operating activities of $2.2 billion in the nine months ended September 30, 2020 was primarily attributable to an increase in operating income from continuing operations of $260 million. The increase in operating income from continuing operations was primarily due to an increase in revenues, primarily as a result of the migration of managed payments on a global basis and the associated higher take rate as noted in our comments on “Net Transaction Revenues.” The remaining changes in continuing operating cash flows are attributable to changes in non-cash items and working capital movements.

Net income from discontinued operations, net of income taxes in the nine months ended September 30, 2021 was primarily related to the gain on the sale of the Classifieds business in the second quarter of 2021. Net income from discontinued operations, net of income taxes in the nine months ended September 30, 2020 was primarily related to the gain on the sale of the StubHub business in the first quarter of 2020. Our operating cash flows arise primarily from cash received from our customers on our platforms offset by cash payments for sales and marketing, employee compensation and payment processing expenses.

Continuing Investing Activities

Cash used in continuing investing activities of $1.6 billion in the nine months ended September 30, 2021 was primarily attributable to cash paid for investments of $15.1 billion and property and equipment of $341 million, partially offset by proceeds of $13.9 billion from the maturities and sales of investments.

Continuing Financing Activities

Cash used in continuing financing activities of $3.2 billion in the nine months ended September 30, 2021 was primarily attributable to debt repayments of $1.2 billion, which was comprised of $750 million related to our 6.000% senior fixed rate notes due 2056 that were redeemed and $405 million related to our 2.600% senior fixed rate notes due 2022 that were repurchased pursuant to a tender offer, cash paid to repurchase $4.0 billion of common stock and $359 million paid in cash dividends, partially offset by proceeds from debt issuances of $2.5 billion.

The positive effect of exchange rate movements on cash, cash equivalents and restricted cash was due to the strengthening of the U.S. dollar against other currencies during the nine months ended September 30, 2021 compared to the 2020 year-end rate.

Stock Repurchases

In January 2020, our Board authorized a $5.0 billion stock repurchase program, in February 2021, our Board authorized an additional $4.0 billion stock repurchase program and in August 2021, our Board authorized an additional $3.0 billion stock repurchase program. These stock repurchase programs have no expiration from the date of authorization.

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

During the nine months ended September 30, 2021, we repurchased approximately $4.0 billion of our common stock under our stock repurchase programs. As of September 30, 2021, a total of approximately $5.0 billion remained available for future repurchases of our common stock under our stock repurchase programs.

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

Dividends

The Company paid a total of $116 million and $359 million in cash dividends during the three and nine months ended September 30, 2021, respectively, and $111 million and $337 million during the three and nine months ended September 30, 2020, respectively. In October 2021, our Board of Directors declared a cash dividend of $0.18 per share of common stock to be paid on December 17, 2021 to stockholders of record as of December 1, 2021.

Debt

Senior Notes

As of September 30, 2021, we had floating- and fixed-rate senior notes outstanding for an aggregate principal amount of $9.1 billion. The net proceeds from the issuances of these senior notes are used for general corporate purposes, including, among other things, capital expenditures, share repurchases, repayment of indebtedness and possible acquisitions. The floating rate notes are not redeemable prior to maturity. We may redeem some or all of the other fixed rate notes of each series at any time and from time to time prior to their maturity, generally at a make-whole redemption price plus accrued and unpaid interest. If a change of control triggering event (as defined in the applicable senior notes) occurs with respect to the 3.800% fixed rate notes due 2022, the floating rate notes due 2023, the 2.750% fixed rate notes due 2023, the 1.900% fixed rate notes due 2025, the 1.400% fixed rate notes due 2026, the 3.600% fixed rate notes due 2027, the 2.700% fixed rate notes due 2030, the 2.600% fixed rate notes due 2031 or the 3.650% fixed rate notes due 2051, we must, subject to certain exceptions, offer to repurchase all of the notes of the applicable series at a price equal to 101% of the principal amount plus accrued and unpaid interest. For additional details related to our senior notes, please see “Note 9 — Debt” to the condensed consolidated financial statements included in this report.

During 2020, we began to hedge the variability of the cash flows in interest payments associated with our floating-rate debt using interest rate swaps. These interest rate swap agreements effectively convert our LIBOR-based floating-rate debt to a fixed-rate basis, reducing the impact of interest-rate changes on future interest expense. The total notional amount of these interest swaps was $400 million as of September 30, 2021 with terms calling for us to receive interest at a variable rate and to pay interest at a fixed rate. Our interest rate swap contracts have maturity dates in 2023.

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

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. As of September 30, 2021, there were no commercial paper notes outstanding.

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

As of September 30, 2021, no borrowings were outstanding under our $2 billion credit agreement. However, as described above, we have an up to $1.5 billion commercial paper program and are required to maintain available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due, in an aggregate amount of $1.5 billion. As of September 30, 2021, no borrowings were outstanding under our commercial paper program; therefore, $2.0 billion of borrowing capacity was available for other purposes permitted by the credit agreement. The credit agreement includes a covenant limiting our consolidated leverage ratio to no more than 4.0:1.0, subject to, upon the occurrence of a qualified material acquisition, if so elected by us, a step-up to 4.5:1.0 for the four fiscal quarters completed following such qualified material acquisition. The credit agreement includes customary events of default, with corresponding grace periods in certain circumstances, including payment defaults, cross-defaults and bankruptcy-related defaults. In addition, the credit agreement contains customary affirmative and negative covenants, including restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case, subject to customary exceptions. The credit agreement also contains customary representations and warranties.

We were in compliance with all financial covenants in our outstanding debt instruments for the nine months ended September 30, 2021.

Credit Ratings

As of September 30, 2021, we were rated investment grade by Standard and Poor’s Financial Services, LLC (long-term rated BBB+, short-term rated A-2, with a stable outlook) and Moody’s Investor Service (long-term rated Baa1, short-term rated P-2, with a stable outlook). We disclose these ratings to enhance the understanding of our sources of liquidity and the effects of our ratings on our costs of funds. Our borrowing costs depend, in part, on our credit ratings and any actions taken by these credit rating agencies to lower our credit ratings, as described above, will likely increase our borrowing costs.

Liquidity and Capital Resource Requirements

As of September 30, 2021 and December 31, 2020, we had assets classified as cash and cash equivalents, as well as short-term and long-term non-equity investments from continuing operations, in an aggregate amount of $5.1 billion and $3.8 billion, respectively. As of September 30, 2021, this amount included assets held in certain of our foreign operations totaling approximately $2.6 billion. As we repatriate these funds to the U.S., we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs. We have accrued deferred taxes for the tax effect of repatriating the funds to the U.S.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

We have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under the arrangement. As of September 30, 2021, we had a total of $1.6 billion in aggregate cash deposits, partially offset by $1.5 billion in cash withdrawals, held within the financial institution under the cash pooling arrangement.

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

The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our cash equivalents and short-term and long-term investments in a variety of asset types, including bank deposits, government bonds and corporate debt securities. As of September 30, 2021, approximately 8% of our total cash and investments was held in cash and cash equivalents. As such, changes in interest rates will impact interest income. As discussed below, the fair market values of our fixed rate securities may be adversely affected due to a rise in interest rates, and we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates.

As of September 30, 2021, the balance of our corporate debt and government bond securities was $3.9 billion, which represented approximately 24% of our total cash and investments. Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate investment securities may be adversely impacted due to a rise in interest rates. In general, fixed-rate securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease and may also suffer a decline in market value if interest rates increase. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease in the fair value of our investments of $19 million and $5 million as of September 30, 2021 and December 31, 2020, respectively.

As of September 30, 2021, we had an aggregate principal amount of $9.1 billion of outstanding senior notes, of which 96% bore interest at fixed rates. During 2020, we began to hedge the variability of the cash flows in interest payments associated with our floating-rate debt using interest rate swaps. These interest rate swap agreements effectively convert our LIBOR-based floating-rate debt to a fixed-rate basis, reducing the impact of interest-rate changes on future interest expense. The total notional amount of these interest swaps was $400 million as of September 30, 2021 with terms calling for us to receive interest at a variable rate and to pay interest at a fixed rate. Our interest rate swap contracts have maturity dates in 2023. At September 30, 2021, we did not have an unhedged balance on our floating-rate debt. We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1% (100 basis points) decrease in interest rates would have resulted in a decrease in the fair values of our floating to fixed rate interest swaps of approximately $6 million at September 30, 2021.

Further changes in interest rates will impact interest expense on any borrowings under our revolving credit facility, which bear interest at floating rates, and the interest rate on any commercial paper borrowings we make and any debt securities we may issue in the future and, accordingly, will impact interest expense. For additional details related to our debt, see “Note 9 — Debt” to the condensed consolidated financial statements included in this report.

Equity Price Risk

Equity investments

On June 24, 2021, we completed the transfer of our Classifieds business to Adevinta. Upon completion of the transfer we received an equity interest in Adevinta. The equity investment is accounted for under the fair value option and changes in Adevinta’s stock price and equity volatility may have a significant impact on the value of our equity investment in Adevinta. As of September 30, 2021, a one dollar change in Adevinta’s common stock would increase or decrease the fair value of the investment by approximately $540 million.

In August 2021, one of our equity investments, KakaoBank, which previously did not have a readily determinable fair value, completed its initial public offering which resulted in this investment having a readily determinable fair value. Valuation of equity investments with readily determinable fair values can be obtained from real time quotes in active markets. Changes in KakaoBank’s stock price and equity volatility may have a significant impact on the value of our equity investment in KakaoBank. As of September 30, 2021, a one dollar change in KakaoBank’s common stock would increase or decrease the fair value of the investment by approximately $14 million.

For additional details related to these investments, please see “Note 6 — Investments” to our condensed consolidated financial statements included in this report.

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

As of September 30, 2021, our equity investments totaled $10.3 billion, which represented approximately 64% of our total cash and investments, and primarily related to our equity investment in Adevinta.

Warrant

We entered into a warrant agreement in conjunction with a commercial agreement with Adyen that, subject to meeting certain conditions, entitles us to acquire a fixed number of shares up to 5% of Adyen’s fully diluted issued and outstanding share capital at a specific date. The warrant is accounted for as a derivative instrument under ASC Topic 815, Derivatives and Hedging. Changes in Adyen’s common stock price and equity volatility may have a significant impact on the value of the warrant. As of September 30, 2021, a one dollar change in Adyen’s common stock, holding other factors constant, would increase or decrease the fair value of the warrant by approximately $1 million. For additional details related to the warrant, please see “Note 7 — Derivative Instruments” to our condensed consolidated financial statements included in this report.

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

We have a foreign exchange exposure management program designed to identify material foreign currency exposures, manage these exposures and reduce the potential effects of currency fluctuations on our reported condensed consolidated cash flows and results of operations through the purchase of foreign currency exchange contracts. The effectiveness of the program and resulting usage of foreign exchange derivative contracts is at times limited by our ability to achieve cash flow hedge accounting or net investment hedge accounting, as applicable. For additional details related to our derivative instruments, please see “Note 7 — Derivative Instruments” to our condensed consolidated financial statements included in this report.

We use foreign exchange derivative contracts to help protect our forecasted U.S. dollar-equivalent earnings from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but do not entirely eliminate, the impact of adverse currency exchange rate movements. Most of these contracts are designated as cash flow hedges or net investment hedges for accounting purposes. For qualifying cash flow hedges, the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings in the same period the forecasted transaction affects earnings. For qualifying net investment hedges, the derivative’s gain or loss is initially reported in the foreign currency translation adjustments component of AOCI and is reclassified to net earnings in the period in which the hedged subsidiary is either sold or substantially liquidated. For contracts not designated for hedge accounting, the derivative’s gain or loss is recognized immediately in earnings in our condensed consolidated statement of income, which is offset by the foreign currency gain or loss on the related asset or liability that is also recognized in earnings. However, only certain revenue and costs are eligible for cash flow hedge accounting.

The following table illustrates the fair values of outstanding foreign exchange contracts designated as cash flow hedges, net investment hedges or not designated for hedge accounting and the before-tax effect on fair values of a hypothetical adverse change in the foreign exchange rates that existed as of September 30, 2021. The sensitivity for foreign currency contracts is based on a 20% adverse change in foreign exchange rates, against relevant functional currencies.

	Fair Value Asset/(Liability)	Fair Value Sensitivity
	(In millions)
Foreign exchange contracts - Cash flow hedges	$77	$(142)
Foreign exchange contracts - Net investment hedges	$36	$(267)
Foreign exchange contracts - Not designated for hedge accounting	$18	$(613)

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

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $90 million as of September 30, 2021 taking into consideration the offsetting effect of foreign exchange forwards in place as of September 30, 2021.

Item 4:    Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2021.

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

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchase activity during the three months ended September 30, 2021 was as follows:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet be Purchased Under the Programs (1)
July 31, 2021	10,692,448	$70.14	10,692,448	$3,491,249,606
August 31, 2021	7,726,212	$74.30	7,726,212	$2,917,168,371
September 30, 2021	12,607,351	$73.45	12,607,351	$4,991,168,390
	31,026,011		31,026,011
(1)In January 2020 our Board authorized a $5.0 billion stock repurchase program, in February 2021 our Board authorized an additional $4.0 billion stock repurchase program and in August 2021 our Board authorized an additional $3.0 billion stock repurchase program. These stock repurchase programs have no expiration from the date of authorization.
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
During the three months ended September 30, 2021, we repurchased approximately $2.25 billion of our common stock under our stock repurchase programs. As of September 30, 2021, a total of approximately $5.0 billion remained available for future repurchases of our common stock under our stock repurchase programs.
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
(2)Excludes broker commissions.

Item 3:    Defaults Upon Senior Securities

Not applicable.

Item 4:    Mine Safety Disclosures

Not applicable.

Item 5:    Other Information

Not applicable.

Item 6:    Exhibits

The information required by this Item is set forth in the Index to Exhibits of this Quarterly Report.

INDEX TO EXHIBITS

Exhibit Number	Filed or furnished with this 10-Q	Description
2.01		Share Purchase Agreement, dated as of July 14, 2021, by and among eBay Inc., eBay International Management B.V. and Astinlux Finco S.à r.l.
31.01	X	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	X	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	X	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	X	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	X	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	X	Inline XBRL Taxonomy Extension Schema Document
101.CAL	X	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	X	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	X	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	X	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	X	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eBay Inc.
Principal Executive Officer:

		By:	/s/ Jamie Iannone
Jamie Iannone
Chief Executive Officer
Date:	October 28, 2021
Principal Financial Officer:

		By:	/s/ Steve Priest
Steve Priest
Chief Financial Officer
Date:	October 28, 2021
Principal Accounting Officer:

		By:	/s/ Brian J. Doerger
Brian J. Doerger
Vice President, Chief Accounting Officer
Date:	October 28, 2021