Form 10-K
period 2021-12-31
EBAY INC
filed 2022-02-24
CIK 1065088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021.
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
(408) 376-7108

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐  No  ☒
As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $46,329,747,291 based on the closing sale price as reported on The Nasdaq Global Select Market.
587,528,915 shares of common stock issued and outstanding as of February 21, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the definitive proxy statement for the registrant’s 2022 Annual Meeting of Stockholders.

eBay Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2021

PART I
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions (such as those relating to future business, future results of operations or financial condition, including with respect to the ongoing effects of COVID-19, new or planned features or services, or management strategies). You can identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Item 1A: Risk Factors” of this Annual Report on Form 10-K, as well as in our consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission (“SEC”). We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

eBay is a global commerce leader through our Marketplace platforms which connect millions of buyers and sellers in more than 190 markets around the world. The platforms include our online marketplace located at www.ebay.com and its localized counterparts, including off-platform businesses in Japan and Turkey, as well as eBay’s suite of mobile apps. Our platforms are accessible through an online experience (e.g. desktop and laptop computers), iOS and Android mobile devices (e.g. smartphones and tablets) and our application programming interfaces (“APIs,” platform access for third party software developers).

Notably, on June 24 , 2021, we completed the sale of our Classifieds business to Adevinta ASA (“Adevinta”) for $2.5 billion in cash, subject to certain adjustments, and 540 million Adevinta shares, and on November 18, 2021, eBay completed the sale of approximately 135 million shares of Adevinta to Astinlux Finco S.a.r.l. (“Permira”) for approximately $2.3 billion in cash. Further, on November 14, 2021, we completed the sale of 80.01% of our ownership stake in eBay Korea LLC to E-mart Inc. (“Emart”) for approximately $3.0 billion of gross cash proceeds subject to certain adjustments.

Our Strategy

As a global commerce leader and third-party marketplace, our technologies and services are designed to provide buyers choice and a breadth of relevant inventory from around the globe, and to enable sellers’ access to eBay’s 147 million buyers worldwide. Our business model and pricing are designed so that our business is successful when our sellers are successful. We earn revenue primarily through fees collected on paid sales, payment processing and first-party advertising.

eBay’s strategy is to leverage technology to enhance the marketplace experience for our customers to drive growth in Gross Merchandise Volume (“GMV”), while increasing the rate of revenue growth through our managed payments and advertising initiatives and delivering healthy operating margins. In 2020, we embarked on a multi-year journey to build more compelling category experiences for enthusiastic consumers, to become the partner of choice for sellers and to strengthen trust in relationships with buyers on our platforms. We derived a majority of GMV in 2021 from the following product categories — parts & accessories, consumer electronics and home & garden.

During 2021, we completed the migration of eBay’s managed payments in all markets, delivering buyers and sellers a simplified end-to-end payments experience. Through managed payments, we are able to provide a frictionless experience for current and next-generation customers, consistent with today’s retail standards. We offer buyers more flexibility and choice in how they’d like to pay and offer sellers a more streamlined way to run their businesses.

Our advertising business remains focused on growing our Promoted Listings offerings (our first-party advertising products) while reducing non-strategic, third-party advertising. In 2021, we launched three new products: Promoted Listings Express (a cost-per-acquisition product for auction listings), Promoted Listings Advanced (a cost-per-click product) and External Promoted Listings (an off-platform advertising product). These new products complement our existing first-party advertising offering, Promoted Listings Standard (a cost-per-acquisition product for fixed-priced listings). Through our portfolio of Promoted Listings offerings, we are providing sellers with data-driven recommendations to optimize their conversion and drive velocity, while testing and building more technology features to drive growth, position eBay as the seller’s platform of choice and surface relevant inventory to buyers.

Our Customer Offerings

We provide a number of features for our sellers and buyers that align with our approach to becoming the partner of choice for sellers and building life-long, trusted buyer relationships. These offerings are designed to build trust and confidence on our platform and drive GMV.

To become the partner of choice for sellers, eBay continuously invests in technology to enhance the selling experience and products to grow the seller tools ecosystem. The new unified listing experience offers an intuitive and cohesive design across all platforms — desktop, mobile and app — simplifying the listing flow and enhancing seller benefits. Using computer vision technology, we launched a tool that allows sellers to scan select trading cards using eBay’s mobile apps to create a listing in less time. eBay expanded the Promoted Listings offerings to make it easier for sellers to drive velocity. We also launched personalized tools, such as coded coupons, to support a richer online seller experience. Coded coupons make it possible for sellers to personalize and distribute offers to their target customers, and 6.2 million unique buyers have made purchases using coded coupons and 69 thousand sellers have made sales with the use of coded coupons since launching in early 2021. In addition, all Seller Hub users are able to access Terapeak Product Research for free across a number of our markets — U.S., U.K., Germany, Australia, France, Italy, Spain and Canada — providing pricing insights and listing quality reports without any barriers.

In order to further strengthen our buyers’ confidence and trust in our services, we offer “eBay Money Back Guarantee,” which allows buyers to receive their money back if the item they ordered does not arrive, is faulty or damaged or does not match the listing. eBay Money Back Guarantee covers most items purchased on the eBay platform in the U.S., the U.K., Germany, Australia, Canada, France, Italy and Spain through a qualifying payment method. In 2021, eBay expanded "Authenticity Guarantee," an independent authentication service, to more luxury categories and more markets. We now authenticate watches sold over $2,000 in the U.S., the U.K. and Germany; select sneakers sold over $100 in the U.S., U.K., Germany, Australia and Canada; and select handbags sold over $500 in the U.S. Additionally, to meet consumer demand for top products, we expanded our eBay Refurbished offering, a dedicated destination that brings inventory from pre-selected brands and top rated sellers with standardized condition grading.

eBay also invests in product experiences that delight our customers and enhance the buying experience for our enthusiasts. Our Collection tool allows enthusiasts to view, manage and to track the value of their trading card collection. eBay has increased the tools available for our Motors enthusiasts by expanding the My Garage feature to Canada, Italy, France and Spain and adding a motorcycle parts finder to the fitment shopping experience. In the U.S., we added our entire parts and accessories inventory to the eBay Motors app, making it easier to find the most relevant inventory.

Our Impact and Responsibility

eBay’s purpose is to empower people and create economic opportunity for all through our technology for our global community of users. Every day, people build businesses on our platforms. With a low cost of entry for sellers, we offer a highly accessible way for all types of users to interact in a global marketplace that’s inclusive and connects people of all backgrounds. Accordingly, we prioritize our corporate responsibility efforts to impact the areas of economic empowerment and sustainable commerce. Key economic programs include eBay for Charity, the eBay Foundation and our small business enablement efforts, such as our Up & Running Grants program.

eBay for Charity empowers buyers and sellers to support charities around the world. In 2021, eBay for Charity matched donations made to Direct Relief and partnered with OXFAM, Make a Wish Foundation, Stop AAPI Hate and The Andy Warhol Foundation. In 2021, more than $145 million was raised by buyers and sellers to support charities via eBay for Charity.

The eBay Foundation helps to build economically vibrant and thriving communities. During 2021, the eBay Foundation granted over $14 million to support historically excluded entrepreneurs and our employee gift-matching program. The eBay Foundation also increased our employee gift-matching annual cap to $10,000 per employee, per year. To date, the eBay Foundation has awarded more than $76 million to more than 1,800 nonprofits.

In 2021, eBay committed to invest $25 million in the Clear Vision Impact Fund to bolster small- and medium-sized minority-owned businesses that support historically under-served communities.

Recommerce has been an integral part of eBay’s purpose since the Company was founded in 1995. As a pioneer of the circular economy, eBay has created a space where people can buy and sell pre-owned goods. This helps preserve the world’s natural resources and reduces the Company’s carbon footprint by saving on the water and energy typically used in producing new goods and saves them from being sent to landfills.

eBay continued its work to reach its goal of 100% renewable energy by 2025 and signed its second virtual power purchase agreement in 2021. In our continued efforts to address climate change, we announced an updated carbon reduction goal that has been approved by the Science Based Target initiative: eBay commits to reduce its own (scope 1 and scope 2) emissions 90% by 2030 from a 2019 base year and to reduce value chain (scope 3) emissions from downstream transportation and distribution by 20% in the same timeframe. We will also be carbon neutral for our scope 1 and 2 emissions by the end of 2021 and each year moving forward. eBay was ranked in the U.S. Environmental Protection Agency’s Green Power Partnership National Top 100 and Top 30 Tech & Telecom for the second year. Additionally, we strive to integrate best practices in our offices and data center operations and to continually reduce our environmental footprint. This year, eBay was also recognized for its commitment to sustainability and responsible business by its inclusion in the Dow Jones Sustainability Indices World and North American Indices for the third straight year. eBay also scored an A- on the CDP Climate Change questionnaire.

Financial Information

We measure our footprint in our addressable market according to GMV. GMV consists of the total value of all paid transactions between users on our platforms during the applicable period inclusive of shipping fees and taxes. In 2021, we generated $87 billion in GMV, of which approximately 54 percent was generated outside the U.S. We believe that GMV provides a useful measure of the overall volume of paid transactions that flow through our platforms in a given period.

At the end of 2021, eBay had 147 million active buyers and 17 million sellers. In 2021, we had approximately 1.5 billion live listings globally. The term “active buyer” means, as of any date, all buyer accounts that paid for a transaction on our platforms within the previous 12-month period. Buyers may register more than once and, as a result, may have more than one account. “Sellers” include consumer-to-consumer (“C2C”) and business-to-consumer (“B2C”) sellers that have received payment for a transaction on our platforms within the previous 12-month period.

We generate revenue primarily from the transactions we successfully enable, including monetization of managed payments and first-party advertising and through marketing services. The majority of our revenue comes from a take rate on the GMV of transactions paid on our platforms. We define “take rate” as net transaction revenues divided by GMV.

Our platforms are designed to enable our buyers and sellers to leverage our economies of scale and capital investments, such as in sales and marketing, mobile, customer acquisition, technology innovation and customer service.

Notable Business Transactions in 2021 and 2020

We regularly review and manage our investments to ensure they support eBay’s strategic direction and complement our disciplined approach to value creation, profitability and capital allocation. eBay completed the sale of its Classifieds business to Adevinta for $2.5 billion in cash, subject to certain adjustments, and 540 million Adevinta shares in the second quarter of 2021, then completed the sale of approximately 135 million shares of our Adevinta stake to Permira for approximately $2.3 billion in cash in the fourth quarter of 2021. Additionally, we completed the sale of 80.01% of our ownership stake in eBay Korea LLC to E-mart for approximately $3.0 billion of gross cash proceeds, subject to certain adjustments in the fourth quarter of 2021.

In the first quarter of 2020, we completed the sale of StubHub to viagogo for $4.05 billion in cash, subject to certain adjustments.

Competition

We encounter vigorous competition in our business from numerous sources. Our users can list, sell, buy, and pay for similar items through a variety of competing online, mobile and offline channels. These include, but are not limited to, retailers, distributors, liquidators, import and export companies, auctioneers, catalog and mail-order companies, directories, search engines, commerce participants (consumer-to-consumer, business-to-consumer and business-to-business), shopping channels and networks. As our product offerings continue to broaden into new categories of items and new commerce formats, we expect to face additional competition from other online, mobile and offline channels for those new offerings. We compete on the basis of price, product selection and services, and global scale.

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

With two additional states adopting Internet sales tax laws in 2021, some buyers across the U.S. encountered sales tax for the first time on eBay. To date, 45 states, the District of Columbia and Puerto Rico have enacted Internet sales tax legislation. Additionally, a digital service tax (DST) was implemented in Spain in 2021, and we are complying with the legislation. Our business will also be required to increase payments reporting requirements for U.S. sellers as a result of federal legislation. Starting on January 1, 2022, all businesses that process payments are required to issue a Form 1099-K for all sellers who receive $600 or more in sales, a decrease from the previous reporting threshold of $20,000 and 200 transactions. Form 1099-Ks for the new thresholds will be issued in January 2023. Tax collection responsibility and the additional costs associated with complex sales and use tax collection, remittance and audit requirements, or reporting, could create additional burdens for buyers and sellers on our websites and mobile platforms.

Legislation requiring increased seller information collection, verification and disclosure for online marketplaces was considered in a number of states and passed into law in Arkansas in 2021. Federal legislation is also being considered by Congress. Increased seller mandates could create additional burdens for sellers on our websites and mobile platforms.

For more information regarding regulatory risks, see the information in “Item 1A: Risk Factors” under the caption “Our business is subject to extensive government regulation and oversight, which could adversely impact our business” and “Our business and our sellers and buyers may be subject to sales and other tax regimes in various jurisdictions, which may harm our business.”

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

For information regarding technology-related risks, see the information in “Item 1A: Risk Factors” under the captions “Our business is subject to online security risks, including security breaches and cyberattacks,” “Systems failures and resulting interruptions in the availability of or degradation in the performance of our websites, applications, products or services could harm our business” and “Regulation in the areas of privacy and protection of user data could harm our business.”

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

From time to time, third parties have claimed — and others will likely claim in the future — that we have infringed their intellectual property rights. We are typically involved in a number of such legal proceedings at any time. Please see the information in “Item 3: Legal Proceedings” and in “Item 1A: Risk Factors” under the captions “The listing or sale by our users of certain items, including items that allegedly infringe the intellectual property rights of rights owners, such as pirated or counterfeit items, illegal items or items used in an illegal manner may harm our business,” and “We may be unable to adequately protect or enforce our intellectual property rights and face ongoing allegations by third parties that we are infringing their intellectual property rights.”

Human Capital Management

As of December 31, 2021, we employed approximately 10,800 people globally. Approximately 6,300 of our employees were located in the U.S. eBay has robust people-focused programs to support and retain our employees globally and to attract our future employees. Our recruitment, development, compensation and benefits and wellness programs are designed to reflect our values and our goal to make eBay competitive in the market for talent and a place that is welcoming and inclusive. eBay’s management is focused on delivering programs that develop and support our people and connect them with our customers, our community, and each other.

Culture

The heart of our culture is Our DNA, a framework launched in 2020 to link all employees to our purpose and beliefs.

Our Purpose: We connect people and build communities to create economic opportunity for all
Our Beliefs: These beliefs reflect our culture at its best and our shared desire to be part of a company with a productive, fun way of working where we deliver the best we can for ourselves as employees and for our customers.
•Empower our community
•Innovate boldly
•Deliver with impact
•Be for everyone
•Act with integrity

In 2021, we continued to integrate Our DNA throughout our people programs and processes, including performance management, recruiting and hiring, new employee onboarding and training for individuals and managers. The company’s Employee Code of Conduct has been rewritten to align to our DNA beliefs language.

Pandemic Response

We continue to monitor and adapt to workplace changes brought on by the COVID-19 pandemic. eBay continues to support our people who are predominantly working remotely by providing equipment, systems and resources for remote connection, including for our customer experience team members who are continuing to work from home in most cases. We also increased work flexibility to balance personal and professional responsibilities and continued to provide back-up in-home child and adult care in the U.S., U.K., Canada, Germany and Ireland. eBay has continually engaged with our people to support physical and mental health for them and their families through online wellness resources, webinars, telehealth access and expansion of company-paid mental health support as well as additional training for managers and peers to support mental health. As we continued to hire employees throughout the pandemic, we have reimagined the employee onboarding experience. We have also had the opportunity to welcome employees back to the office on a voluntary basis, where it is safe to do so, and introduced new hybrid habits to enable collaboration in a hybrid environment.

Diversity, Equity and Inclusion

Diversity, Equity and Inclusion continues to focus on three strategic areas — workforce, workplace and marketplace. Equity remains at the forefront of all we do to hire, grow, and keep top talent, enhance corporate performance, and foster a welcoming and inclusive place to work, learn and grow. We continue efforts to enhance our processes, while leveraging deepened and actionable data insights, coupled with updated learning and development practices as well as the planned design and implementation of a new governance model to ensure that we drive shared accountability throughout the organization. Our Communities of Inclusion welcome and connect eBay employees all over the world to help us build and nurture employees, allies and external communities. They host events and forums to connect employees to groups organized around age, disability status, ethnicity, gender, religion, military status, parental status and sexual orientation and gender identity and expression. We are currently preparing our sixth Global Diversity, Equity & Inclusion report for publication in the second quarter of 2022.

Acting with Integrity

We maintained our commitment to ethics and acting with integrity in 2021. We took big and small actions to ensure that we are open, honest, ethical and authentic with ongoing trainings, quarterly “tone from the top” engagements between leaders with their employees and daily ethics contests during Ethics and Compliance Week.

Parental Leave

In addition to competitive pay and benefits, eBay offers additional parental time off beyond what is required by law in the U.S. and in most countries where we operate. This benefit is offered for parents welcoming a new child into the family whether by giving birth, adopting or welcoming a child through surrogacy. This is an important demonstration of our commitment to working parents and their families.

Employee Voice & Values

In addition to multiple channels for sharing feedback, we also regularly survey our employees on trust and engagement, their experience with diversity, equity and inclusion, ethics and integrity, and this year regarding their thoughts on returning to the office. Our employees highly value eBay’s approach to Impact and Responsibility and Diversity, Equity & Inclusion discussed earlier in the report. Employees are proud of eBay’s efforts to reduce our carbon footprint and the sustainable commerce that is enabled by our platform. These commitments are core to our business and they positively impact recruitment, engagement and retention.

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
•Changes to our programs to protect buyers and sellers could increase our costs and loss rate, and failure to manage such programs effectively can result in harm to our reputation.
•Development of our payments system requires ongoing investment, is subject to evolving laws, regulations, rules, and standards, and involves risk, including risks related to our dependence on third-party providers.
•We may be unable to adequately protect or enforce our intellectual property rights and face ongoing allegations by third parties that we are infringing their intellectual property rights.
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
•Our business is subject to extensive government regulation and oversight, which could adversely impact our business.
•Regulation in the areas of privacy and protection of user data could harm our business.
•We are regularly subject to general litigation, regulatory disputes, and government inquiries.
•We are subject to regulatory activity and antitrust litigation under competition laws that could adversely impact our business
•The listing or sale by our users of certain items, including items that allegedly infringe the intellectual property rights of rights owners, including pirated or counterfeit items, illegal items or items used in an illegal manner may harm our business.
•We are subject to risks associated with information disseminated through our services.
•Fluctuations in interest rates could adversely impact our financial results.
•We have substantial indebtedness, and we may incur substantial additional indebtedness in the future, and we may not generate sufficient cash flow from our business to service our indebtedness.
•Our business and our sellers and buyers may be subject to sales and other tax regimes in various jurisdictions, which may harm our business.
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

Our operating and financial results have varied on a quarterly basis during our operating history and may continue to fluctuate significantly as a result of a variety of factors, including as a result of the following risks and other risks set forth in this “Risk Factors” section.

•our ability to convert visits into sales for our sellers;
•the amount and timing of expenses;
•our success in attracting and retaining sellers and buyers;
•changes in consumer discretionary spending trends, including shifts in interests away from any of our major categories;
•our success in executing on our strategy and the impact of any changes in our strategy;
•the timing and success of product launches, including new services and features we may introduce;
•the success of our marketing efforts; and
•the impact of competitive developments and our response to those developments.

In view of the rapidly evolving nature of our business, period-to-period comparisons of our operating results may not be meaningful, and you should not rely upon them as an indication of future performance. It is difficult for us to forecast the level or source of our revenues or earnings (loss) accurately, particularly given that substantially all of our net revenues each quarter come from transactions involving sales during that quarter. Due to the inherent difficulty in forecasting revenues, it is also difficult to forecast expenses as a percentage of net revenues. Quarterly and annual expenses as a percentage of net revenues reflected in our consolidated financial statements may be significantly different from historical or projected percentages. Because our business model is dependent upon consumer spending, our results of operations are sensitive to changes in or uncertainty about macro-economic conditions. Our buyers may in the future have less capacity for discretionary purchases and may reduce their purchases from our sellers as a result of various factors, including job losses, inflation, higher taxes, reduced access to credit, changes in federal economic policy, the COVID-19 pandemic and recent international trade disputes.

Substantial and increasingly intense competition worldwide in ecommerce may harm our business.

The businesses and markets in which we operate are intensely competitive. We currently and potentially compete with a wide variety of online and offline companies providing goods and services to consumers and merchants, a number of which have significant resources, large user communities and well-established brands. The Internet and mobile networks provide new, rapidly evolving and intensely competitive channels for the sale of all types of goods and services. We compete in two-sided markets, and must attract both buyers and sellers to use our platforms. Consumers who purchase or sell goods and services through us have more and more alternatives, and merchants have more channels to reach consumers. We expect competition to continue to intensify. The barriers to entry into these channels can be low, and businesses can easily launch online sites or mobile platforms and applications at nominal cost by using commercially available software or partnering with any of a number of successful ecommerce, search, advertising or social companies. As we respond to changes in the competitive environment, we may, from time to time, make pricing, service, policy or marketing decisions or acquisitions that may be controversial with and lead to dissatisfaction among sellers, which could reduce activity on our platform and harm our reputation and profitability.

We face increased competitive pressure online and offline. In particular, the competitive norm for, and the expected level of service from, ecommerce and mobile commerce has significantly increased due to, among other factors, improved user experience, greater ease of buying goods, lower (or no) shipping costs, faster shipping times and more favorable return policies. In addition, certain platform businesses, such as Alibaba, Amazon, Apple, Facebook and Google, many of whom are larger than us or have greater capitalization, have a dominant and secure position in other industries or certain significant markets, and offer other goods and services to consumers and merchants that we do not offer. If we are unable to change our products, offerings and services in ways that reflect the changing demands of ecommerce and mobile commerce marketplaces, or if products offered through eBay are not available for purchase where the consumers shop, particularly the higher growth of sales of fixed-price items and higher expected service levels (some of which depend on services provided by sellers on our platforms), or compete effectively with and adapt to changes in larger platform businesses, our business and reputation will suffer.

Competitors with other revenue sources may also be able to devote more resources to marketing and promotional campaigns and buyer acquisition, adopt more aggressive pricing policies and devote more resources to website, mobile platforms and applications and systems development than we can. Other competitors may offer or continue to offer faster and/or free shipping, delivery on Sunday, same-day delivery, favorable return policies or other transaction-related services which improve the user experience on their sites and which could be impractical or inefficient for our sellers to match. Competitors may be more narrowly focused on a particular type of goods and create a compelling community, be able to innovate faster and more efficiently, and new technologies may increase the competitive pressures by enabling competitors to offer more efficient or lower-cost services.

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

Consumers also can turn to many companies that offer a variety of services that provide other channels for buyers to find and buy items from sellers of all sizes, including social media, online aggregation and classifieds platforms, such as websites operated by Adevinta or Naspers Limited and others such as craigslist, Oodle.com and Facebook. Consumers also can turn to shopping-comparison sites, such as Google Shopping, or social networks that enable purchases such as Pinterest and Facebook. In certain markets, our fixed-price listing and traditional auction-style listing formats increasingly are being challenged by other formats, such as classifieds. We use product search engines and paid search advertising to help users find our sites, but these services also have the potential to divert users to other online shopping destinations. Consumers may choose to search for products and services with a horizontal search engine or shopping comparison website, and such sites may also send users to other shopping destinations. In addition, sellers are increasingly utilizing multiple sales channels, including the acquisition of new customers by paying for search-related advertisements on horizontal search engine sites, such as Google, Naver and Baidu.

Consumers and merchants who might use our sites to sell goods also have many alternatives, including general ecommerce sites, such as Amazon, Alibaba, and Zalando, and more specialized sites, such as Etsy. Our international sites also compete for sellers with general and specialized ecommerce sites. Sellers may also choose to sell their goods through other channels, such as multi-channel services like Shopify or classifieds platforms. Consumers and merchants also can create and sell through their own sites, and may choose to purchase online advertising instead of using our services. We generate a substantial amount of our revenue from our Promoted Listings (a first-party advertising offering) and, to a lesser extent, third-party advertising. To sustain or increase our advertising revenue, we must continue to provide customers with compelling advertising products to maintain or increase the amount of advertising purchased through our platform. If we are unable to compete effectively for advertising spend, our business and operating results could be harmed. In some countries, there are online sites that have larger customer bases and greater brand recognition, as well as competitors that may have a better understanding of local culture and commerce. We may increasingly compete with local competitors in developing countries that have unique advantages, such as a greater ability to operate under local regulatory authorities.

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

The global spread of COVID-19 variants and related measures to contain its spread (such as government mandated business closures and shelter in-place guidelines) have created significant volatility, uncertainty and economic disruption. The extent to which the COVID-19 pandemic impacts our business, results of operations, financial condition and liquidity in the future will depend on numerous evolving factors that we cannot predict, including the duration and scope of the pandemic; any resurgence of the pandemic; the availability and distribution of effective treatments and vaccines; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on national and global economic activity, unemployment levels and financial markets, including the possibility of a national or global recession; the potential for shipping difficulties, including slowed deliveries from sellers to their customers; and the ability of consumers to pay for products. The COVID-19 pandemic has generally resulted in a decrease in consumer spending, which could have an adverse impact on our sellers through reduced consumer demand for their products and availability of inventory, which could in turn negatively impact the demand for use of our platforms. Additionally, the COVID-19 pandemic has caused us to require employees to work remotely for an extended period of time, which could negatively impact our business and harm productivity and collaboration. If there is a prolonged impact of COVID-19, it could adversely affect our business, results of operations, financial condition and liquidity, perhaps materially. The future impact of COVID-19 and these containment measures cannot be predicted with certainty and may increase our borrowing costs and other costs of capital and otherwise adversely affect our business, results of operations, financial condition and liquidity, and we cannot assure that we will have access to external financing at times and on terms we consider acceptable, or at all, or that we will not experience other liquidity issues going forward.

The COVID-19 pandemic and the related measures to contain its spread did not adversely affect our consolidated results of operations. Initially, our Marketplace platforms experienced improved traffic and buyer acquisition due to the ongoing impact of mobility restrictions taken globally to contain the spread of COVID-19 and changes in consumer behaviors that have resulted in more online shopping. As restrictions have loosened and mobility increases, we may experience lower traffic and buyer acquisition, and the impacts seen may continue to create volatility in our results and a wider range of outcomes as consumer behaviors and mobility restrictions continue to evolve.

We are exposed to fluctuations in foreign currency exchange rates, which could negatively impact our financial results.

Because we generate approximately half of our revenues outside the United States but report our financial results in U.S. dollars, our financial results are impacted by fluctuations in foreign currency exchange rates, or foreign exchange rates. The results of operations of many of our internationally focused platforms are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars for financial reporting purposes.

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

Our international businesses, especially in the United Kingdom, Germany and Australia, and cross-border business from greater China, have generated a majority of our net revenues in recent years. In addition to uncertainty about our ability to generate revenues from our foreign operations and expand into international markets, there are risks inherent in doing business internationally, including:

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
•supply chain disruptions;
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

Cross-border trade is an important source of both revenue and profits for us. Cross-border trade also represents our primary (or in some cases, only) presence in certain important markets, such as China, and various other countries. The interpretation and/or application of laws, such as those related to intellectual property rights of authentic products, selective distribution networks, and sellers in other countries listing items on the Internet, could impose restrictions on, or increase the costs of, purchasing, selling, shipping, or returning goods across national borders. The shipping of goods across national borders is often more expensive and complicated than domestic shipping. Any factors that increase the costs of cross-border trade or restrict, delay, or make cross-border trade more difficult or impractical would lower our revenues and profits and could harm our business.

Our business may be adversely affected by geopolitical events, natural disasters, seasonal factors and other factors that cause our users to spend less time on our websites or mobile platforms and applications, including increased usage of other websites.

Our users may spend less time on our websites and our applications for mobile devices as a result of a variety of diversions, including: geopolitical events, such as war, the threat of war, or terrorist activity; natural disasters or the effects of climate change (such as drought, flooding, wildfires, increased storm severity and sea level rise); power shortages or outages, major public health issues, including pandemics (such as COVID-19 variants); social networking or other entertainment websites or mobile applications; significant local, national or global events capturing the attention of a large part of the population; and seasonal fluctuations due to a variety of factors. If any of these, or any other factors, divert our users from using our websites or mobile applications, our business could be materially adversely affected.

If we cannot keep pace with rapid technological developments or continue to innovate and create new initiatives to provide new programs, products and services, the use of our products and our revenues could decline.

Rapid, significant technological changes continue to confront the industries in which we operate and we cannot predict the effect of technological changes on our business. We also continuously strive to create new initiatives and innovations that promote growth, such as our payments and advertising offerings and other features that enhance the customer experience. In addition to our own initiatives and innovations, we rely in part on third parties, including some of our competitors, for the development of and access to new technologies. We expect that new services and technologies applicable to the industries in which we operate will continue to emerge. These new services and technologies may be superior to, or render obsolete, the technologies we currently use in our products and services. Incorporating new technologies into our products and services may require substantial expenditures and take considerable time, and ultimately may not be successful. In addition, our ability to adopt new services and develop new technologies may be inhibited by industry-wide standards, new laws and regulations, resistance to change from our users, clients or merchants, or third parties’ intellectual property rights. Our success will depend on our ability to develop new technologies and adapt to technological changes and evolving industry standards.

Changes to our programs to protect buyers and sellers could increase our costs and loss rate, and failure to manage such programs effectively can result in harm to our reputation.

Our eBay Money Back Guarantee program represents the means by which we compensate users who believe that they have been defrauded, have not received the item that they purchased or have received an item different from what was described. We expect to continue to receive communications from users requesting reimbursement or threatening or commencing legal action against us if no reimbursement is made. Our liability for these sorts of claims is beginning to be clarified in some jurisdictions. Litigation involving liability for any such third-party actions could be costly and time consuming for us, divert management attention, result in increased costs of doing business, lead to adverse judgments or settlements or otherwise harm our business. In addition, affected users will likely complain to regulatory agencies that could take action against us, including imposing fines or seeking injunctions.

Additionally, in order to further strengthen our buyers’ confidence and trust in our services and the goods offered on our marketplace, in 2021, we expanded "Authenticity Guarantee," an independent authentication service, to more luxury categories and more markets. If we are unable to effectively manage the authentication process, we may suffer harm to our reputation.

Development of our payments system requires ongoing investment, is subject to evolving laws, regulations, rules, and standards, and involves risk, including risks related to our dependence on third-party providers.

We have invested and plan to continue to invest internal resources into our payments tools in order to maintain existing availability, expand into additional markets and offer new payment methods and other types of financial services to our buyers and sellers. If we fail to invest adequate resources into payments on our platform, or if our investment efforts are unsuccessful, unreliable or result in system failure, our payments and financial services may not function properly or keep pace with competitive offerings, which could negatively impact their usage and our Marketplace. Future errors, failures or outages could cause our buyers and sellers to lose confidence in our payments system and could cause them to cease using our marketplace.

If we transition to new third-party payment service providers for any reason, we may be required to invest significant financial and personnel resources to support such transition or could be unable to find a suitable replacement service provider. As we offer new payment methods and financial services to our sellers and buyers, we are now subject to additional regulations and compliance requirements, and exposed to heightened fraud and regulatory risk, which could lead to an increase in our operating expenses.

We rely on third-party service providers to perform services related to compliance among other activities, credit card processing, payment disbursements, currency exchange, identity verification, sanctions screening, and fraud analysis and detection. As a result, we are subject to a number of risks related to our dependence on third-party service providers. If any or some of these service providers fail to perform adequately or if any such service provider were to terminate or modify its relationship with us unexpectedly, our sellers’ ability to use our platform to receive orders or payments could be adversely affected, which would increase costs, drive sellers away from our marketplaces, result in potential legal liability, and harm our business. In addition, we and our third-party service providers may experience service outages from time to time that could adversely impact payments made on our platform. Additionally, any unexpected termination or modification of those third-party services could lead to a lapse in the effectiveness of certain fraud prevention and detection tools.

Our third-party service providers may increase the fees they charge us in the future, which would increase our operating expenses. This could, in turn, require us to increase the fees we charge to sellers and cause some sellers to reduce listings on our marketplaces or to leave our platform altogether by closing their accounts.

Payments and other financial services are governed by complex and continuously evolving laws and regulations that are subject to change and vary across different jurisdictions in the United States and globally. As a result, we are required to spend significant time and effort to determine whether various licensing and registration laws relating to payments and other financial services we offer apply to us and to comply with applicable laws and licensing and registration regulations. In addition, there can be no assurance that we will be able to obtain or retain any necessary licenses or registrations. Any failure or claim of failure on the part of the Company or its third-party service providers to comply with applicable laws and regulations relating to payments or financial services could require us to expend significant resources, result in liabilities, limit or preclude our ability to enter certain markets and harm our reputation. In addition, changes in payment regulations, or other financial regulation, including changes to the credit or debit card interchange rates in the United States or other markets, could adversely affect payments on our platform and make our payments systems less profitable.

Further, we are indirectly subject to payment card association operating rules and certification requirements pursuant to agreements with our third-party payment processors. These rules and requirements, including the Payment Card Industry Data Security Standard and rules governing electronic funds transfers, are subject to change or reinterpretation, making it difficult for us to comply. Any failure to comply with these rules and certification requirements could impact our ability to meet our contractual obligations to our third-party payment processors and could result in potential fines. In addition, changes in these rules and requirements, including any change in our designation by major payment card providers, could require a change in our business operations and could result in limitations on or loss of our ability to accept payment cards or other forms of payment, any of which could negatively impact our business. Such changes could also increase our costs of compliance, which could lead to increased fees for us or our sellers and adversely affect payments on our platform or usage of our payments services and Marketplace.

Our payments system is susceptible to illegal uses, including money laundering, terrorist financing, fraud and payments to sanctioned parties. If our compliance program and internal controls to limit such illegal activity are ineffective, government authorities could bring legal action against us or otherwise suspend our ability to offer payment services in one or more markets.

We may be unable to adequately protect or enforce our intellectual property rights and face ongoing allegations by third parties that we are infringing their intellectual property rights.

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

Additionally, we have repeatedly been sued for allegedly infringing other parties’ patents. We are a defendant in various patent suits and have been notified of several other potential patent disputes.

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

We face reputational and other risks with respect to fraudulent activities on our platforms and periodically receive complaints from buyers and sellers who may not have received the goods that they had contracted to purchase or payment for the goods that a buyer had contracted to purchase. In some European and Asian jurisdictions, buyers may also have the right to withdraw from a sale made by a professional seller within a specified time period. While we can, in some cases, suspend the accounts of users who fail to fulfill their payment or delivery obligations to other users, we do not have the ability to require users to make payment or deliver goods, or otherwise make users whole other than through our protection programs. Although we have implemented measures to detect and reduce the occurrence of fraudulent activities, combat bad buyer experiences and increase buyer satisfaction, including evaluating sellers on the basis of their identity and transaction history and restricting or suspending their activity, there can be no assurance that these measures will be effective in combating fraudulent transactions or improving overall satisfaction among sellers, buyers, and other participants. Additional measures to address fraud could negatively affect the attractiveness of our services to buyers or sellers, resulting in a reduction in the ability to attract new users or retain current users, damage to our reputation, or a diminution in the value of our brand names.

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

We may also need to expend significant additional resources to protect against security breaches or to redress problems caused by breaches. Additionally, our insurance policies may not be adequate to reimburse us for losses caused by security breaches and we may not be able to fully collect, if at all, under these insurance policies.

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

We have experienced and will likely continue to experience system failures, denial-of-service attacks, human error and other events or conditions from time to time that interrupt the availability or reduce the speed or functionality of our websites and mobile applications, including our payments services. These events have resulted and likely will result in loss of revenue. A prolonged interruption in the availability or reduction in the speed or other functionality of our websites and mobile applications or payments services could materially harm our business. Frequent or persistent interruptions in our services could cause current or potential users to believe that our systems are unreliable, leading them to switch to our competitors or to avoid our sites, and could permanently harm our reputation and brands. Moreover, to the extent that any system failure or similar event results in damages to our customers or their businesses, these customers could seek significant compensation from us for their losses and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address. We also rely on facilities, components and services supplied by third parties and our business may be materially adversely affected to the extent these components or services do not meet our expectations or these third parties cease to provide the services or facilities. In particular, a decision by any of our third party hosting providers to close a facility that we use could cause system interruptions and delays, result in loss of critical data and cause lengthy interruptions in our services. We do not carry business interruption insurance sufficient to compensate us for losses that may result from interruptions in our service as a result of systems failures and similar events.

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

A number of third parties provide services to us or to our sellers. Such services include seller tools that automate and manage listings, merchant tools that manage listings and interface with inventory management software, storefronts that help our sellers list items and shipping providers that deliver goods sold on our platform, managed payments intermediation, among others. Financial or regulatory issues, labor issues (e.g., strikes, lockouts, worker shortages or work stoppages), or other problems that prevent these companies from providing services to us or our sellers could harm our business.

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

Regulatory and Legal Risks

Our business is subject to extensive government regulation and oversight, which could adversely impact our business.

We are subject to laws and regulations affecting our domestic and international operations in a number of areas, including consumer protection, data privacy requirements, intellectual property ownership and infringement, prohibited items and stolen goods, tax, antitrust and anti-competition, export requirements, anti-corruption, labor, advertising, digital content, real estate, payments and financial services, billing, ecommerce/marketplace liability, promotions, quality of services, telecommunications, mobile communications and media, environmental, and health and safety regulations, as well as laws and regulations intended to combat money laundering and the financing of terrorist activities. In addition, we are, or may become, subject to further regulation in some of the above-mentioned areas or new areas as a result of the continued development and expansion of our payments capabilities. Further, certain government agencies seek to hold us liable for third party sales on our Marketplace platforms to the extent such sales implicate laws and regulations enforced by those agencies, including specifically the Environmental Protection Agency and the Drug Enforcement Agency.

Compliance with these laws, regulations, and similar requirements may be onerous and expensive, and variances and inconsistencies from jurisdiction to jurisdiction may further increase the cost of compliance and doing business. Any such costs, which may rise in the future as a result of changes in these laws and regulations or in their interpretation, could individually or in the aggregate make our products and services less attractive to our customers, delay the introduction of new products or services in one or more regions, or cause us to change or limit our business practices. We have implemented policies and procedures designed to ensure compliance with applicable laws and regulations, but there can be no assurance that our customers, employees, contractors, or agents will not violate such laws and regulations or our policies and procedures.

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

Regulatory scrutiny of privacy, user data protection, use of data and data collection is increasing on a global basis. We are subject to a number of privacy and similar laws and regulations in the countries in which we operate and these laws and regulations will likely continue to evolve over time, both through regulatory and legislative action and judicial decisions. In addition, compliance with these laws may restrict our ability to provide services to our customers that they may find to be valuable. For example, the General Data Protection Regulation (“GDPR”) became effective in May 2018. The GDPR, which applies to all of our activities conducted from an establishment in the European Union or related to products and services offered in the European Union, imposes a range of new compliance obligations regarding the handling of personal data. The GDPR imposes significant new obligations and compliance with these obligations depends in part on how particular regulators interpret and apply them. If we fail to comply with the GDPR, or if regulators assert we have failed to comply with the GDPR, it may lead to regulatory enforcement actions, which can result in monetary penalties of up to 4% of worldwide revenue, private lawsuits, or reputational damage. In June 2021, the European Commission finalized recommendations in relation to cross border data transfers and published new versions of the Standard Contractual Clauses. The new requirements will require us to incur costs and expenses in order to comply and may impact the transfer of personal data throughout our organization and to third parties.

In the U.S., California has adopted the California Consumer Privacy Act of 2018 (“CCPA”), which became effective January 1, 2020 and which provides a new private right of action for data breaches and requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices and allow consumers to opt out of certain data sharing with third parties. Further, the California Privacy Rights Act, which was passed in November 2020 and is fully effective in January 2023, significantly modifies the CCPA. These modifications will require us to incur additional costs and expenses in our effort to comply. In addition to the CCPA, several other U.S. states have adopted or are considering adopting laws and regulations imposing obligations regarding the handling of personal data. Compliance with the GDPR, the CCPA, and other current and future applicable international and U.S. privacy, cybersecurity and related laws can be costly and time-consuming. Complying with these varying national and international requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business and violations of privacy-related laws can result in significant penalties.

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

We post on our websites our privacy policies and practices concerning the collection, use and disclosure of user data. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any regulatory requirements or orders or other federal, state or international privacy or consumer protection-related laws and regulations, including the GDPR and the CCPA, could result in proceedings or actions against us by governmental entities or others (e.g., class action privacy litigation), subject us to significant penalties and negative publicity, require us to change our business practices, increase our costs and adversely affect our business. Data collection, privacy and security have become the subject of increasing public concern. If Internet and mobile users were to reduce their use of our websites, mobile platforms, products, and services as a result of these concerns, or not consent to the use of their personal information for certain marketing or advertising purposes, our business could be harmed. We also have experienced security breaches and likely will in the future, which themselves may result in a violation of these laws.

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

As our activities, the products and services we offer, our investment in other companies, and our geographical scope continue to expand, regulatory agencies or courts may claim or hold that we or our users are subject to additional requirements (including licensure) or prohibited from conducting our business in their jurisdiction, either generally or with respect to certain actions. For example, we have the ability to acquire investments in other companies (such as Adevinta, Adyen, KakaoBank and Gmarket, formerly known as Apollo Korea) that raise the potential for us to be deemed an investment company as defined by the Investment Company Act of 1940 (the “Investment Company Act”). While we intend to conduct our operations such that we will not be deemed an investment company, such a determination would require us to initiate burdensome compliance requirements and comply with restrictions imposed by the Investment Company Act that would limit our activities, including limitations on our capital structure and our ability to transact with affiliates, which would have an adverse effect on our financial condition. Further, financial and political events have increased the level of regulatory scrutiny on large companies, and regulatory agencies may view matters or interpret laws and regulations differently than they have in the past and in a manner adverse to our businesses.

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

The listing or sale by our users of certain items, including items that allegedly infringe the intellectual property rights of rights owners, including pirated or counterfeit items, illegal items or items used in an illegal manner may harm our business.

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

Recently, we received requests for information from government agencies related to our potential liability for products sold by sellers on our Marketplace platforms. We have responded to inquiries from the U.S. Department of Justice regarding products sold on our Marketplace platforms alleged to violate certain laws and regulations, including regulations of the Environmental Protection Agency and, separately, regulations of the Drug Enforcement Agency. If we are found to be liable for such activities on our Marketplace, we could be subject to monetary damages, changes in our business practices, or other remedies that could have a material adverse impact on our business.

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

Tax Risks

Our business and our sellers and buyers may be subject to evolving sales and other tax regimes in various jurisdictions, which may harm our business.

The application of indirect taxes such as sales and use tax, value-added tax (“VAT”), goods and services tax (“GST”) (including the “digital services tax”), business tax, withholding tax and gross receipt tax, and tax information reporting obligations to businesses like ours and to our sellers and buyers is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the adoption and growth of the Internet and ecommerce. Significant judgment is required to evaluate applicable tax obligations and as a result amounts recorded are estimates and are subject to adjustments. In many cases, the ultimate tax determination is uncertain because it is not clear when and how new and existing statutes might apply to our business or to our sellers’ businesses. In some cases it may be difficult or impossible for us to validate information provided to us by our sellers on which we must rely to ascertain any obligations that may apply to us related to our sellers’ businesses, given the intricate nature of these regulations as they apply to particular products or services and that many of the products and services sold in our marketplace are unique or handmade. If we are found to be deficient in how we have addressed our tax obligations, our business could be adversely impacted.

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

Various jurisdictions are seeking to, or have recently imposed additional reporting, record-keeping, indirect tax collection and remittance obligations, or revenue-based taxes on businesses like ours that facilitate online commerce. If requirements like these become applicable in additional jurisdictions, our business, collectively with eBay sellers’ businesses, could be harmed. For example, taxing authorities in the U.S. and in other countries have targeted e-commerce platforms as a means to calculate, collect, and remit indirect taxes for transactions taking place over the internet, and have enacted laws and others are considering similar legislation. With two additional states adopting Internet sales tax laws in 2021, some buyers across the U.S. encountered sales tax for the first time on eBay. To date, 45 states, the District of Columbia, and Puerto Rico have enacted Internet sales tax legislation. Additionally, a digital service tax (DST) was implemented in Spain in 2021, and we are complying with the legislation. Our business will also be required to increase payments reporting requirements for US sellers as a result of federal legislation. Starting on January 1, 2022, all businesses that process payments are required to issue a Form 1099-K for all sellers who receive $600 or more in sales, a decrease from the previous reporting threshold of $20,000 and 200 transactions. Form 1099-Ks for the new thresholds will be issued in January 2023. Tax collection responsibility and the additional costs associated with complex sales and use tax collection, remittance and audit requirements, or reporting, could create additional burdens for buyers and sellers on our websites and mobile platforms.

These legislative changes or new legislation could adversely affect our business if the requirement of tax to be charged on items sold on our marketplaces causes our marketplaces to be less attractive to current and prospective buyers, which could materially impact our business and eBay sellers’ businesses. This legislation could also require us or our sellers to incur substantial costs in order to comply, including costs associated with tax calculation, collection, remittance, and audit requirements, which could make selling on our marketplaces less attractive.

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

Transactional Risks

Acquisitions, dispositions, joint ventures, strategic partnerships and strategic investments could result in operating difficulties and could harm our business or impact our financial results.

We have acquired a significant number of businesses of varying size and scope, technologies, services, and products, and we maintain investments in certain businesses. We have also disposed of significant businesses. We expect to continue to evaluate and consider a wide array of potential strategic transactions as part of our overall business strategy, including business combinations, acquisitions, and dispositions of businesses, technologies, services, products, and other assets, as well as strategic investments and joint ventures.

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
•any fluctuations in share prices, financial results and fluctuations in exchange rates, and our ability to sell our shares in any company we have invested in; and
•our dependence on the acquired business’ accounting, financial reporting, operating metrics and similar systems, controls and processes and the risk that errors or irregularities in those systems, controls and processes will lead to errors in our consolidated financial statements or make it more difficult to manage the acquired business.

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

We entered into a warrant agreement in conjunction with a commercial agreement with Adyen that entitles us to acquire a fixed number of shares of Adyen’s common stock subject to certain milestones being met. This warrant is accounted for as a derivative instrument under ASC Topic 815, Derivatives and Hedging. Changes in Adyen’s common stock price and equity volatility has had, and may continue to have in the future, a significant impact on the value of this warrant. We report this warrant on a quarterly basis at fair value in our consolidated balance sheets, and changes in the fair value of this warrant are recognized in our consolidated statement of income. Fluctuations in Adyen’s common stock price and prevailing foreign exchange rate or other changes in assumptions could result in material changes in the fair value that we report in our consolidated balance sheets and our consolidated statement of income, which could have a material impact on our financial results.

Upon closing of the transaction to transfer the Classifieds business, we received approximately 540 million Adevinta shares, a portion of which was later sold to Permira. Fluctuations in Adevinta’s share price, financial results and fluctuations in exchange rates could result in material changes in our consolidated balance sheet and our consolidated statement of income. In addition, our ability to sell our Adevinta shares in the future will be subject to market conditions and other factors which could impact the value we are able to realize from any such sales.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2: PROPERTIES

We own and lease various properties in the U.S. and 23 other countries around the world. We use the properties for executive and administrative offices, data centers, product development offices and customer service offices. Our headquarters are located in San Jose, California and occupies approximately 0.5 million square feet. Our owned data centers are solely located in Utah. The following table presents the aggregate square footage of our owned and leased properties for our continuing operations as of December 31, 2021 (in millions):

	United States	Other Countries	Total
Owned facilities	1.3	—	1.3
Leased facilities	0.8	1.0	1.8
Total facilities	2.1	1.0	3.1

From time to time we consider various alternatives related to our long-term facilities needs. While we believe that our existing facilities are adequate to meet our immediate needs, it may become necessary to develop and improve land that we own or lease or acquire additional or alternative space to accommodate any future growth.

ITEM 3: LEGAL PROCEEDINGS

This information is set forth under “Note 12 — Commitments and Contingencies – Litigation and Other Legal Matters” to the consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock has been traded on The Nasdaq Global Select Market under the symbol “EBAY” since September 24, 1998. As of February 21, 2022, there were approximately 3,393 holders of record of our common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock.

Dividend Policy

The company paid a total of $466 million and $447 million in cash dividends during the years ended December 31, 2021 and December 31, 2020, respectively. In February 2022, we declared a quarterly cash dividend of $0.22 per share of common stock to be paid on March 18, 2022 to stockholders of record as of March 10, 2022. The timing, declaration, amount and payment of any future cash dividends are at the discretion of the Board of Directors and will depend on many factors, including our available cash, working capital, financial condition, results of operations, capital requirements, covenants in our credit agreement, applicable law and other business considerations that our Board of Directors considers relevant.

Performance Measurement Comparison

The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on December 31, 2016 (the last trading day for the year ended December 31, 2016) in (i) our common stock, (ii) the Nasdaq Composite Index, (iii) the S&P 500 Index and (iv) the S&P 500 Information Technology Index.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents stock repurchase activity during the three months ended December 31, 2021:

Period Ended	Total Number of Shares Purchased		Average Price Paid per Share (3)		Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet be Purchased Under the Programs (2)
October 31, 2021
Open market purchases	6,703,900		$74.58		6,703,900	$4,491,176,019
Accelerated share repurchase	29,346,774	(1)	$—	(1)	29,346,774	$1,991,176,019
November 30, 2021
Open market purchases	—		$—		—	$1,991,176,019
December 31, 2021
Accelerated share repurchase	3,326,883	(1)	$—	(1)	3,326,883	$1,991,176,019
	39,377,557				39,377,557
(1)In October 2021, we entered into accelerated share repurchase agreements (the “2021 ASR Agreements”) with two financial institutions (each, a “2021 ASR Counterparty”), as part of our share repurchase program. Under the 2021 ASR Agreements, we paid an aggregate amount of $2.5 billion to the 2021 ASR Counterparties and received an initial delivery of approximately 29.3 million shares of our common stock. In December 2021, the 2021 ASR Agreement with one of the 2021 ASR Counterparties settled and resulted in a delivery of approximately 3.4 million additional shares of our common stock. In January 2022, the 2021 ASR Agreement with the remaining 2021 ASR Counterparty settled and resulted in a delivery of approximately 3.3 million additional shares. In total under the 2021 ASR Repurchase Agreements, approximately 36.0 million shares were repurchased at an average price per share of $69.43.
(2)In January 2020 our Board authorized an additional $5 billion stock repurchase program, in February 2021 our Board authorized an additional $4.0 billion stock repurchase program and in August 2021 our Board authorized an additional $3.0 billion stock repurchase program. These stock repurchase programs have no expiration from the date of authorization. In February 2022 our Board authorized an additional $4.0 billion stock repurchase program.
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
During the three months ended December 31, 2021, we (i) entered into the 2021 ASR Agreements and paid an aggregate amount of $2.5 billion to the 2021 ASR Counterparties and (ii) additionally repurchased approximately $500 million of our common stock under our stock repurchase programs. As of December 31, 2021, a total of approximately $2.0 billion remained available for future repurchases of our common stock under our stock repurchase program.
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

ITEM 6: [RESERVED]

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions (such as those relating to future business, future results of operations or financial condition, including with respect to the ongoing effects of COVID-19, new or planned features or services, or management strategies). You can identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Item 1A: Risk Factors” of this Annual Report on Form 10-K, as well as in our consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the consolidated financial statements and the related notes included in this report. This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 are not included in this Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

OVERVIEW

Business

eBay Inc., is a global commerce leader, which includes our Marketplace platforms. Founded in 1995 in San Jose, California, eBay is one of the world’s largest and most vibrant marketplaces for discovering great value and unique selection. Collectively, we connect millions of buyers and sellers around the world, empowering people and creating opportunity. Our technologies and services are designed to provide buyers choice and a breadth of relevant inventory and to enable sellers worldwide to organize and offer their inventory for sale, virtually anytime and anywhere. In 2021, eBay enabled $87 billion of Gross Merchandise Volume.

In 2020, the World Health Organization declared the outbreak of a coronavirus (“COVID-19”) and its variants as a pandemic which continues to be widespread with uncertainty around its duration. As a result of COVID-19 mobility restrictions globally, there were changes in consumer behavior that have resulted in more online shopping beginning in 2020 and extending into 2021. Our Marketplace platforms experienced improved traffic, acquisition of small business sellers and buyer acquisition due to the impacts of measures taken globally to contain the spread of COVID-19. These changes in behavior began to normalize as mobility trended toward pre-pandemic levels through the remainder of 2021, and we have experienced lower traffic in most markets which we expect to continue into 2022. The impacts seen to date continue to create volatility in our results and a wider range of potential outcomes as consumer behaviors and mobility restrictions continue to evolve. See “Results of Operations” below for impacts of COVID-19 on our results for the year ended December 31, 2021 compared to the year ended December 31, 2020. For additional information, see “– Liquidity and Capital Resource Requirements” below and “Item 1A: Risk Factors” under the caption “The global COVID-19 pandemic could harm our business and results of operations” in Part II of this report.

On November 14, 2021, we completed the previously announced sale of 80.01% of the outstanding equity interests of eBay Korea LLC, a limited liability company incorporated under the laws of Korea and a wholly owned subsidiary of eBay KTA (“eBay Korea”) to E-mart Inc. and one of its wholly owned subsidiaries (together, “Emart”), pursuant to the terms and conditions of the securities purchase agreement, in exchange for approximately $3.0 billion of gross cash proceeds as of the transaction close date, subject to certain adjustments specified for indebtedness, cash, working capital, transaction expenses and certain taxes. The sale resulted in a pre-tax gain of $3.2 billion inclusive of a $81 million currency translation adjustment and a $44 million gain net of tax on the net investment hedge settled in the fourth quarter of 2021, and related income tax expense of $369 million. Upon completion of the sale, we retained 19.99% of the outstanding equity interests of the new entity, Gmarket Global LLC (“Gmarket”) formerly known as Apollo Korea, which is accounted for under the fair value option.

On June 24, 2021, we completed the previously announced transfer of our Classifieds business to Adevinta ASA (“Adevinta”) for $2.5 billion in cash proceeds, subject to certain adjustments, and approximately 540 million shares in Adevinta which represent an equity interest of 44%, comprised of approximately 33% of voting shares and 11% of non-voting shares. Together, the total consideration received under the definitive agreement was valued at approximately $13.3 billion, based on the closing trading price of Adevinta’s outstanding shares on the Oslo Stock Exchange on June 24, 2021. The equity interest received is accounted for under the fair value option. On November 18, 2021, we completed the previously announced sale of approximately 135 million of our voting shares in Adevinta to Astinlux Finco S.à r.l. (“Permira”), inclusive of the option exercised by Permira to purchase additional voting shares, for approximately $2.3 billion in cash proceeds. At the close of the sale inclusive of the option exercised, our ownership in Adevinta was reduced to 33%.

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

We have classified the related assets and liabilities associated with our eBay Korea and Classifieds businesses as discontinued operations in our consolidated balance sheet. The results of our eBay Korea, Classifieds and StubHub businesses have been presented as discontinued operations in our consolidated statement of income for all periods presented through the respective transaction close dates as the transactions represented a strategic shift in our business that had a major effect on our operations and financial results.

See “Note 3 — Discontinued Operations” in our consolidated financial statements included elsewhere in this report for additional information.

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

Fiscal Year Highlights

During 2021, we completed the migration of eBay’s managed payments in all markets, delivering buyers and sellers a simplified end-to-end payments experience. Net revenues increased 17% to $10.4 billion in 2021 compared to 2020 primarily due to the migration of managed payments on a global basis and the associated higher take rate. Transaction take rate was higher in 2021 compared to 2020 as a result of revenue initiatives such as global payments and Promoted Listings, which along with final value fees are calculated as a percentage of an item’s sale price and category mix. FX-Neutral net revenue (as defined above) increased 15% in 2021 compared to 2020. Operating margin decreased to 28.1% in 2021 compared to 29.6% in 2020.

On November 14, 2021, we completed the sale of 80.01% of the outstanding equity interests of eBay Korea to Emart for approximately $3.0 billion of gross cash proceeds. We retained 19.99% of the outstanding equity interests of the new entity, Gmarket, which is accounted for under the fair value option.

On June 24, 2021, the transfer of our Classifieds business was completed for $13.3 billion of consideration which comprised of $2.5 billion in proceeds and shares of Adevinta valued at $10.8 billion. On November 18, 2021, we completed the sale of approximately 135 million of our voting shares in Adevinta to Permira for approximately $2.3 billion in proceeds. At the close of the sale our ownership in Adevinta was reduced to 33%.

We generated cash flow from continuing operating activities of $3.1 billion in 2021 compared to $3.0 billion in 2020, ending the year with cash, cash equivalents and non-equity investments from continuing operations of $7.3 billion.

In May 2021, we issued senior notes of $2.5 billion aggregate principal amount, which consisted of $750 million of 1.400% fixed rate notes due 2026, $750 million of 2.600% fixed rate notes due to 2031 and $1.0 billion of 3.650% fixed rate notes due 2051.

In 2021, we repaid approximately $1.2 billion of debt primarily comprised of $750 million for the 6.000% senior fixed rate notes due 2056 and $395 million of the 2.600% senior fixed rate notes due 2022. We also paid $7.1 billion for repurchases of common stock, of which $2.5 billion related to repurchases of common stock under an accelerated share repurchase program, and paid $466 million in cash dividends.

In February 2022, we declared a quarterly cash dividend of $0.22 per share of common stock to be paid on March 18, 2022 to stockholders of record as of March 10, 2022.

RESULTS OF OPERATIONS

We have one reportable segment to reflect the way management and our chief operating decision maker (“CODM”) review and assess performance of the business. Our reportable segment is Marketplace, which includes our online marketplace located at www.ebay.com, its localized counterparts and the eBay suite of mobile apps. The accounting policies of our segment are the same as those described in “Note 1 — The Company and Summary of Significant Accounting Policies” in our consolidated financial statements included elsewhere in this report.

Net Revenues

Seasonality

We expect transaction activity patterns on our platforms to trend with general consumer buying patterns and expect that these trends will continue. As we introduce new products and platforms, such as managed payments, we expect net revenues to fluctuate. In addition, macroeconomic conditions, such as the ongoing COVID-19 pandemic, may also contribute to fluctuations in revenues and margins. The following table presents our total net revenues and the sequential quarterly movements of these net revenues for the periods indicated (in millions, except percentages):

	Quarter Ended
	March 31	June 30	September 30	December 31
2019
Net revenues	$1,867	$1,859	$1,799	$1,904
% change from prior quarter	**	—%	(3)%	6%
2020
Net revenues	$1,821	$2,337	$2,258	$2,478
% change from prior quarter	(4)%	28%	(3)%	10%
2021
Net revenues	$2,638	$2,668	$2,501	$2,613
% change from prior quarter	6%	1%	(6)%	4%
** Growth for the period excluded as 2018 revenue numbers have not been recast and provided.

Net Revenues by Geography

Revenues are attributed to U.S. and international geographies primarily based upon the country in which the seller, platform that displays advertising, other service provider or customer, as the case may be, is located. The following table presents net revenues by geography for the periods indicated (in millions, except percentages):

	Year Ended December 31,
	2021	% Change	2020	% Change	2019
U.S.	$5,048	22%	4,151	26%	$3,303
% of net revenues	48%		47%		44%

International	5,372	13%	4,743	15%	4,126
% of net revenues	52%		53%		56%

Total net revenues	$10,420	17%	$8,894	20%	$7,429

Our commerce platforms operate globally, resulting in certain revenues that are denominated in foreign currencies, primarily the British pound and euro. In addition, as shown in the table above, we generate approximately half of our net revenues internationally. Because of these factors, we are subject to the risks related to doing business in foreign countries as discussed under “Item 1A: Risk Factors” in Part I of this report.

Net revenues included $65 million of hedging losses during 2021 and $15 million and $81 million of hedging gains during 2020 and 2019, respectively. The hedging activity in net revenues specifically relates to hedges of net transaction revenues. Foreign currency movements relative to the U.S. dollar had a favorable impact of $188 million and $26 million on net revenues in 2021 and 2020, respectively, and an unfavorable impact of $85 million on net revenues in 2019. The effect of foreign currency exchange rate movements in 2021 compared to 2020 was primarily attributable to the weakening of the U.S. dollar against the British pound and euro.

Net Revenues by Type

We generate two types of net revenues:

Net transaction revenues primarily include final value fees, feature fees, including fees to promote listings and listing fees from sellers on our platforms. Our net transaction revenues also include store subscription and other fees often from large enterprise sellers. Our net transaction revenues are reduced by incentives, including discounts, coupons and rewards, provided to our customers.

Marketing services and other ("MS&O") revenues consist of revenues principally from the sale of revenue sharing arrangements and advertisements.

The following table presents net revenues by type for the periods indicated (in millions, except percentages):

	Year Ended December 31,
	2021	% Change	2020	% Change	2019
Net transaction revenues	$9,772	19%	$8,243	25%	$6,581
Marketing services and other revenues	648	—%	651	(23)%	848
Total net revenues	$10,420	17%	$8,894	20%	$7,429

Net Transaction Revenues

Key Operating Metrics

Gross Merchandise Volume (“GMV”) and take rate are significant factors that we believe affect our net transaction revenues.

GMV consists of the total value of all paid transactions between users on our platforms during the applicable period inclusive of shipping fees and taxes. Despite GMV’s divergence from revenue, we still believe that GMV provides a useful measure of the overall volume of paid transactions that flow through our platforms in a given period.

Take rate is defined as net transaction revenues divided by GMV and represents net transaction revenue as a percentage of overall volume on our platforms. We believe that take rate provides a useful measure of our ability to monetize volume through marketplace services on our platforms in a given period. We use take rate to identify key revenue drivers on our marketplace.

Net Transaction Revenues

	Year Ended December 31,		% Change		Year Ended December 31,		% Change
	2021	2020	As Reported	FX-Neutral	2020	2019	As Reported	FX-Neutral
Net transaction revenues (1)	$9,772	$8,243	19%	17%	$8,243	$6,581	25%	26%

Supplemental data:
GMV (2)	$87,365	$87,608	—%	(3)%	$87,608	$72,134	21%	21%
Take rate	11.19%	9.41%	1.78%		9.41%	9.12%	0.29%
(1)Marketplace net transaction revenues were net of $65 million, $15 million and $81 million hedging activity during the years ended December 31, 2021, 2020 and 2019 respectively.
(2)GMV has been retrospectively recast to reflect the new definition of GMV announced in December 2021.

During 2021, we completed the migration of eBay’s managed payments in all markets, delivering buyers and sellers a simplified end-to-end payments experience. Net transaction revenues increased $1.5 billion in 2021 compared to 2020 primarily due to the migration of managed payments on a global basis and the associated higher take rate as well as the growth of Promoted Listings. GMV was relatively flat in 2021 compared to 2020 due to improved traffic and buyer acquisition during the first quarter of 2021 offset by a decline in traffic experienced for the remainder of 2021. Traffic has fluctuated throughout 2021 and 2020 in response to the pervasive macroeconomic impacts of COVID-19, including mobility restrictions which influence consumer engagement in online shopping. GMV in both 2021 and 2020 was elevated compared to 2019 as improved business dynamics influenced growth across all major product categories. While GMV growth rates were relatively flat across many categories in 2021 compared to 2020, market trends influenced stronger contributions from the collectibles category in 2021 compared to 2020, particularly in the U.S.

Transaction take rate was higher in 2021 compared to 2020 as a result of revenue initiatives such as global payments which resulted in the majority of global on-platform volume processed through managed payments and Promoted Listings, which along with final value fees are calculated as a percentage of an item’s sale price and category mix.

The increase in net transaction revenues in 2021 compared to 2020 was due to take rate considerations discussed above, despite relatively flat GMV. We expect that the divergence between net transaction revenues and GMV to continue into 2022. Despite GMV’s divergence from net transaction revenues, we still believe the metric provides a useful measure of overall volume of paid transactions that flow through the platform in a given period.

Marketing Services and Other Revenues

The following table presents MS&O revenues for the periods indicated (in millions, except percentages):

	Year Ended December 31,		% Change		Year Ended December 31,		% Change
	2021	2020	As Reported	FX-Neutral	2020	2019	As Reported	FX-Neutral
MS&O revenues	$648	$651	—%	(2)%	$651	$848	(23)%	(23)%
% of net revenues	6%	7%			7%	11%

MS&O revenues were relatively flat in 2021 compared to 2020 primarily due to a decrease in advertising revenues offset by an increase in revenues from revenue sharing arrangements for shipping agreements.

Cost of Net Revenues

Cost of net revenues represents costs associated with customer support, site operations and payment processing. Significant components of these costs primarily consist of employee compensation including stock-based compensation, contractor costs, facilities costs, depreciation of equipment and amortization expense, bank transaction fees, credit card interchange and assessment fees, authentication costs and digital services tax. The following table presents cost of net revenues for the periods indicated (in millions, except percentages):

	Year Ended December 31,
	2021	% Change	2020	% Change	2019
Cost of net revenues	$2,650	47%	$1,797	13%	$1,585
% of net revenues	25%		20%		21%

Cost of net revenues, net of immaterial hedging activities, was unfavorably impacted by $30 million attributable to foreign currency movements relative to the U.S. dollar in 2021 compared to 2020. The increase in cost of net revenues in 2021 compared to 2020 was primarily due to an increase in payment processing costs as we transitioned customers to our payments platform throughout 2021 and an unfavorable impact from foreign currency movements relative to the U.S. dollar.

Operating Expenses

The following table presents operating expenses for the periods indicated (in millions, except percentages):

	Year Ended December 31,
	2021	% Change	2020	% Change	2019
Sales and marketing	$2,170	4%	$2,091	12%	$1,866
% of net revenues	21%		24%		25%
Product development	1,325	29%	1,028	11%	930
% of net revenues	13%		12%		13%
General and administrative	921	(6)%	985	—%	988
% of net revenues	9%		11%		13%
Provision for transaction losses	422	28%	330	26%	262
% of net revenues	4%		4%		4%
Amortization of acquired intangible assets	9	(67)%	27	(6)%	28
Total operating expenses	$4,847	9%	$4,461	10%	$4,074

Foreign currency movements relative to the U.S. dollar had an unfavorable impact of $80 million on operating expenses in 2021 compared to 2020. There was no hedging activity within operating expenses.

Sales and Marketing

Sales and marketing expenses primarily consist of advertising and marketing program costs (both online and offline), employee compensation including stock-based compensation, certain user coupons and rewards, contractor costs, facilities costs and depreciation on equipment. Online marketing expenses represent traffic acquisition costs in various channels such as paid search, affiliates marketing and display advertising. Offline advertising primarily includes brand campaigns and buyer/seller communications.

The increase in sales and marketing expenses in 2021 compared to 2020 was primarily due to increases of $84 million in online advertising expenses, $37 million in employee compensation and $25 million in executive severance costs. These increases were offset by a decrease of $78 million in certain coupons and rewards.

Product Development

Product development expenses primarily consist of employee compensation including stock-based compensation, contractor costs, facilities costs and depreciation on equipment. Product development expenses are net of required capitalization of major platform and other product development efforts, including the development and maintenance of our technology platform. Our top technology priorities include payment intermediation capabilities, products to grow the seller tools ecosystem and product experiences that delight our customers and enhance the buying experience for our enthusiasts.

The increase in product development expenses in 2021 compared to 2020 was primarily due to increases of $227 million in employee related costs. Capitalized internal use and platform development costs were $127 million and $129 million in 2021 and 2020, respectively, and are primarily reflected as a cost of net revenues when amortized in future periods.

General and Administrative

General and administrative expenses primarily consist of employee compensation including stock-based compensation, contractor costs, facilities costs, depreciation of equipment, employer payroll taxes on stock-based compensation, legal expenses, restructuring, insurance premiums and professional fees. Our legal expenses, including those related to various ongoing legal proceedings, may fluctuate substantially from period to period.

The decrease in general and administrative expenses in 2021 compared to 2020 was primarily due to the absence of costs related to our CEO transition in 2020 of $33 million and a decrease in charitable contributions of approximately $36 million.

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

The increase in provision for transaction losses in 2021 compared to the same period in 2020 was primarily due to higher chargeback losses of $81 million incurred for managed payments as we scaled the platform and higher customer protection program costs of $63 million. These increases were partially offset by a decrease in bad debt expense of $52 million as a result of fees collected through the managed payments platform.

Gain (Loss) on Equity Investments and Warrant, net

Gain (loss) on equity investments and warrant, net primarily consists of gains and losses related to our various types of equity investments, including our equity investments in Adevinta, KakaoBank and Adyen, and gains and losses due to changes in fair value of the warrant received from Adyen. The following table presents gain (loss) on equity investments and warrant, net for the periods indicated (in millions, except percentages):

	Year Ended December 31,
	2021	% Change	2020	% Change	2019
Change in fair value of equity investment in Adevinta	$(3,070)	**	$—	—%	$—
Gain (loss) on sale of shares in Adevinta (1)	9	**	—	—%	—
Change in fair value of warrant	354	(54)%	770	**	133
Change in fair value of equity investment in Adyen	(10)	**	—	—%	—
Change in fair value of equity investment in KakaoBank	403	69%	239	**	—
Gain (loss) on sale of shares in KakaoBank	83	**	—	—%	—
Impairment of equity investment in Paytm Mall	(160)	**	—	—%	—
Gain (loss) on other investments (2)	26	**	(2)	**	—
Total gain (loss) on equity investments and warrant, net	$(2,365)	**	$1,007	**	$133
(1)Gain (loss) on sale of shares in Adevinta included an $88 million gain recognized on the sale of the shares offset by a $79 million loss from the change in fair value of the shares sold through the date of sale.
(2)Gain (loss) on other investments primarily included: (i) in 2021, primarily a $41 million upward adjustment and a $10 million impairment recorded on equity investments without readily determinable fair values; (ii) in 2020, primarily a $40 million impairment recorded on an investment and a $37 million gain for the receipt of proceeds that were held in escrow related to a long-term investment that was sold in 2018.
**    Not meaningful

The decrease in gain (loss) on equity method investments and warrant, net in 2021 compared to 2020 was primarily driven by a $3.1 billion loss from the change in fair value of our equity investment in Adevinta, a $160 million impairment recorded on our equity investment in Paytm Mall and a $416 million change in the gain related to the Adyen warrant. These decreases were partially offset by a $164 million change in unrealized gain related to our equity investment in KakaoBank and a $83 million gain on sale of a portion of our shares in KakaoBank.

Interest and Other, Net

Interest and other, net primarily consists of interest earned on cash, cash equivalents and available-for-sale investments, as well as foreign exchange transaction gains and losses and interest expense, consisting of interest charges on any amounts borrowed and commitment fees on unborrowed amounts under our credit agreement and interest expense on our outstanding debt securities and commercial paper, if any. The following table presents interest and other, net for the periods indicated (in millions, except percentages):

	Year Ended December 31,
	2021	% Change	2020	% Change	2019
Interest income	$19	(50)%	$38	(66)%	$112
Interest expense	(269)	(12)%	(304)	(2)%	(311)
Foreign exchange and other	90	**	(32)	(38)%	(52)
Total interest and other, net	$(160)	(46)%	$(298)	19%	$(251)
** Not meaningful

Interest and other, net expense decreased in 2021 compared to 2020 primarily due to foreign exchange transaction gains and lower interest expense.

Income Tax Provision

The following table presents provision for income taxes for the periods indicated (in millions, except percentages):

	Year Ended December 31,
	2021	2020	2019
Income tax provision (benefit)	$146	$858	$219
Effective tax rate	36.6%	25.6%	13.2%

The increase in our effective tax rate in 2021 compared to 2020 was primarily due to non-deductible losses on investments, partially offset by a benefit from the release of a valuation allowance. The effective tax rate in 2020 included the effects of a retroactive California law change including incremental taxes on the gain on the sale of StubHub, partially offset by an increased tax benefit from stock-based compensation.

We are regularly under examination by tax authorities both domestically and internationally. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations, although we cannot assure you that this will be the case given the inherent uncertainties in these examinations. Due to the ongoing tax examinations, it is generally impractical to determine the amount and timing of these adjustments. However, we expect several tax examinations to close within the next twelve months. See “Note 15 — Income Taxes” to the consolidated financial statements included in this report for more information on estimated settlements within the next twelve months.

Discontinued Operations

On November 14, 2021, we completed the previously announced sale of 80.01% of the outstanding equity interests of eBay Korea to Emart. We have classified the results of our eBay Korea business as discontinued operations in our consolidated statement of income for the periods presented through November 14, 2021. Additionally, the related assets and liabilities associated with the discontinued operations are classified as discontinued operations in our consolidated balance sheet.

On June 24, 2021, we completed the previously announced transfer of our Classifieds business to Adevinta. We have classified the results of our Classifieds business as discontinued operations in our consolidated statement of income for the periods presented through June 24, 2021. Additionally, the related assets and liabilities associated with the discontinued operations are classified as discontinued operations in our consolidated balance sheet.

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

See “Note 3 — Discontinued Operations” in our consolidated financial statements included elsewhere in this report for additional information.

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

The following tables present a reconciliation of FX-Neutral GMV and FX-Neutral net revenues (each as defined below) to our reported GMV and net revenues for the periods indicated (in millions, except percentages):

	Year Ended Year Ended December 31,
	2021			2020
	As Reported	Exchange Rate Effect (1)	FX-Neutral (2)	As Reported	As Reported % Change	FX-Neutral % Change
GMV	$87,365	$2,362	$85,003	$87,608	—%	(3)%

Net Revenues:
Net transaction revenues (3)	$9,772	$180	$9,592	$8,243	19%	17%
Marketing services and other revenues	648	8	640	651	—%	(2)%
Total net revenues	$10,420	$188	$10,232	$8,894	17%	15%

	Year Ended Year Ended December 31,
	2020			2019
	As Reported	Exchange Rate Effect (1)	FX-Neutral (2)	As Reported	As Reported % Change	FX-Neutral % Change
GMV	$87,608	$46	$87,562	$72,134	21%	21%

Net Revenues:
Net transaction revenues (3)	$8,243	$25	$8,218	$6,581	25%	26%
Marketing services and other revenues	651	1	650	848	(23)%	(23)%
Total net revenues	$8,894	$26	$8,868	$7,429	20%	21%
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
(3)Net transaction revenues were net of $65 million, $15 million and $81 million of hedging activity in 2021, 2020 and 2019, respectively.

Liquidity and Capital Resources

Cash Flows

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Net cash provided by (used in):
Continuing operating activities	$3,093	$3,004	$2,416
Continuing investing activities	(1,417)	(179)	2,900
Continuing financing activities	(6,557)	(5,680)	(7,087)
Effect of exchange rates on cash, cash equivalents and restricted cash	24	77	(33)
Net increase in cash, cash equivalents and restricted cash - discontinued operations	4,669	3,376	581
Net increase (decrease) in cash, cash equivalents and restricted cash	$(188)	$598	$(1,223)

Continuing Operating Activities

Our operating cash flows arise primarily from cash received from our customers on our platforms offset by cash payments for sales and marketing, employee compensation and payment processing expenses.

Cash provided by continuing operating activities of $3.1 billion in 2021 compared to $3.0 billion in 2020 was primarily attributable to an increase in operating income from continuing operations of $287 million. The increase in operating income from continuing operations was primarily due to an increase in revenues, primarily as a result of the migration of managed payments on a global basis and the associated higher take rate as noted in our comments in “Net Transaction Revenues.” The remaining changes in continuing operating cash flows were attributable to changes in non-cash items and favorable working capital movements due to lower accounts receivable from the migration to managed payments and lower accrued liabilities.

Continuing Investing Activities

Cash used in investing activities of $1.4 billion in 2021 was primarily attributable to purchases of investments of $22.2 billion and property and equipment of $444 million. These purchases were partially offset by proceeds of $18.9 billion from the maturities and sales of investments and $2.3 billion from the sale of approximately 135 million of our voting shares in Adevinta.

Cash used in investing activities of $0.2 billion in 2020 was primarily attributable to cash paid for purchases of investments of $32.9 billion and property and equipment of $463 million, offset by proceeds of $33.1 billion from the maturities and sales of investments.

The largely offsetting effects of purchases of investments and maturities and sale of investments results from the management of our investments. As our immediate cash needs change, purchase and sale activity will fluctuate.

Continuing Financing Activities

Cash used in financing activities of $6.6 billion in 2021 was primarily driven by common stock repurchases of $7.1 billion, of which $2.5 billion related to repurchases under an accelerated share repurchase program. Cash used in financing activities also included debt repayments of $1.2 billion, which was comprised of $750 million related to our 6.000% senior fixed rate notes due 2056 that were redeemed and $405 million related to our 2.600% senior fixed rate notes due 2022 that were repurchased pursuant to a tender offer, and $466 million of cash dividends paid, partially offset by proceeds from debt issuances of $2.5 billion.

Cash used in financing activities of $5.7 billion in 2020 was primarily used to repurchase $5.1 billion of common stock, repay outstanding debt of $1.8 billion and pay $447 million of cash dividends, partially offset by proceeds from debt issuances of $1.8 billion.

The positive effect of exchange rate movements on cash, cash equivalents and restricted cash was due to the weakening of the U.S. dollar against other currencies, primarily the euro, during 2021 and 2020.

Liquidity and Capital Resource Requirements

As of December 31, 2021 and December 31, 2020, we had assets classified as cash and cash equivalents, as well as short-term and long-term non-equity investments from continuing operations, in an aggregate amount of $7.3 billion and $3.8 billion, respectively. We believe that our cash, cash equivalents and short-term and long-term investments, together with cash expected to be generated from operations, borrowings available under our credit agreement and commercial paper program, and our access to capital markets, will be sufficient to satisfy our material cash requirements over the next 12 months and for the foreseeable future.

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

Senior Notes

As of December 31, 2021, we had floating- and fixed-rate senior notes outstanding with varying maturities for an aggregate principal amount of $9.1 billion, with $1.4 billion payable within 12 months. Future interest payments associated with the senior notes total $2.5 billion, with $0.2 billion payable within 12 months. The net proceeds from the issuances of these senior notes are used for general corporate purposes, including, among other things, capital expenditures, share repurchases, repayment of indebtedness and possible acquisitions.

In February 2022, we redeemed the $750 million aggregate principal amount of the 3.800% senior notes due March 2022. Total cash consideration paid was $750 million as the redemption price was equal to 100% of the principal amount. In addition, we paid accrued and unpaid interest on the principal amount.

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. As of December 31, 2021, there were no commercial paper notes outstanding.

Credit Agreement

In March 2020, we entered into a credit agreement that provides for an unsecured $2 billion five-year credit facility. We may also, subject to the agreement of the applicable lenders, increase commitments under the revolving credit facility by up to $1 billion. Funds borrowed under the credit agreement may be used for working capital, capital expenditures, acquisitions and other general corporate purposes. As of December 31, 2021, no borrowings were outstanding under our $2 billion credit agreement.

Credit Ratings

As of December 31, 2021, we were rated investment grade by Standard and Poor’s Financial Services, LLC (long-term rated BBB+, short-term rated A-2, with a stable outlook) and Moody’s Investor Service (long-term rated Baa1, short-term rated P-2, with a stable outlook). We disclose these ratings to enhance the understanding of our sources of liquidity and the effects of our ratings on our costs of funds. Our borrowing costs depend, in part, on our credit ratings and any actions taken by these credit rating agencies to lower our credit ratings will likely increase our borrowing costs.

We were in compliance with all financial covenants in our outstanding debt instruments for the period ended December 31, 2021. For additional details related to our debt, please see “Note 10 — Debt” to the consolidated financial statements included in this report.

Leases

We have operating leases for office space, data centers, as well as other corporate assets that we utilize under lease arrangements. As of December 31, 2021, we had fixed lease payment obligations of $366 million, with $156 million payable within 12 months. For additional details related to our leases, please see “Note 11 — Leases” to the consolidated financial statements included in this report.

Purchase Obligations

Purchase obligation amounts include minimum purchase commitments for advertising, capital expenditures (computer equipment, software applications, engineering development services, construction contracts) and other goods and services entered into in the ordinary course of business. As of December 31, 2021, we had purchase obligations of $151 million, with $125 million payable within 12 months.

Income Taxes

We are unable to reasonably predict the timing of settlement of liabilities related to unrecognized tax benefits of $318 million included in other liabilities on our consolidated balance sheet as of December 31, 2021. The timing of the resolution and/or closure of audits is highly uncertain, and it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. However, given the number of years remaining subject to examination and the number of matters being examined, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.

As of December 31, 2021, our assets classified as cash and cash equivalents, and short-term and long-term non-equity investments from continuing operations included assets held in certain of our foreign operations totaling approximately $5.0 billion. As we repatriate these funds to the U.S., we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs. We have accrued deferred taxes for the tax effect of repatriating the funds to the U.S.

See “Note 15 — Income Taxes” to the consolidated financial statements included in this report for more information on unrecognized tax benefits and deferred taxes.

Stock Repurchases

Our stock repurchase programs are intended to programmatically offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, to make opportunistic and programmatic repurchases of our common stock to reduce our outstanding share count. Any share repurchases under our stock repurchase programs will be funded from our working capital or other financing alternatives.

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

During 2021, we repurchased approximately $7.0 billion of our common stock under our stock repurchase programs, including the accelerated repurchase agreement we entered into during the fourth quarter of 2021. As of December 31, 2021, a total of approximately $2.0 billion remained available for future repurchases of our common stock under our stock repurchase programs. In February 2022 our Board authorized an additional $4.0 billion stock repurchase program, with no expiration from the date of authorization. See “Note 13 — Stockholders’ Equity” to the consolidated financial statements included in this report for more information about our stock repurchase programs.

Dividends

The company paid a total of $466 million and $447 million in cash dividends in 2021 and 2020, respectively. In February 2022, we declared a cash dividend of $0.22 per share of common stock to be paid on March 18, 2022 to stockholders of record as of March 10, 2022.

Other Capital Resource Requirements

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

We have a cash pooling arrangement with a financial institution for cash management purposes. As of December 31, 2021, we had a total of $3.7 billion in aggregate cash deposits, partially offset by $3.5 billion in cash withdrawals, held within the financial institution under the cash pooling arrangement. See “Note 12 — Commitments and Contingencies” to the consolidated financial statements included in this report for more information about our cash pooling arrangement.

We have entered into various indemnification agreements and, in the ordinary course of business, we have included limited indemnification provisions in certain of our agreements with parties with which we have commercial relations. It is not possible to determine the maximum potential loss under these various indemnification provisions due to our limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, losses recorded in our consolidated statement of income in connection with our indemnification provisions have not been significant, either individually or collectively. See “Note 12 — Commitments and Contingencies” to the consolidated financial statements included in this report for more information about our indemnification provisions.

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

Deferred tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely heavily on estimates that are based on a number of factors, including our historical experience and short-range and long-range business forecasts. As of December 31, 2021, we had a valuation allowance on certain net operating loss and tax credit carryforwards based on our assessment that it is more likely than not that the deferred tax asset will not be realized.

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

The following table presents our effective tax rates for the periods indicated (in millions, except percentages):

	Year Ended December 31,
	2021	2020	2019
Income tax provision (benefit)	$146	$858	$219
Effective tax rate	36.6%	25.6%	13.2%

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

Based on our results for the year ended December 31, 2021, a one-percentage point change in our provision for income taxes as a percentage of income before taxes would have resulted in an increase or decrease in the provision of approximately $4 million, resulting in an approximate $0.01 change in diluted earnings per share.

Goodwill

The purchase price of an acquired company is allocated between intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill.

As of December 31, 2021, our goodwill totaled $4.2 billion. We assess the impairment of goodwill of our reporting unit annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. The fair values of the reporting units are estimated using market and discounted cash flow approaches. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The discounted cash flow approach uses expected future operating results. The market approach uses comparable company information to determine revenue and earnings multiples to value our reporting unit. Failure to achieve these expected results or market multiples may cause a future impairment of goodwill at the reporting unit. We conducted our annual impairment test of goodwill as of August 31, 2021 and 2020. As of December 31, 2021, we determined that no impairment of the carrying value of goodwill was required. See “Note 4 — Goodwill and Intangible Assets” to the consolidated financial statements included in this report.

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

From time to time, we are involved in disputes and regulatory inquiries that arise in the ordinary course of business. We are currently involved in legal proceedings, some of which are discussed in “Item 1A: Risk Factors,” “Item 3: Legal Proceedings” and “Note 12 — Commitments and Contingencies” to the consolidated financial statements included in this report. We believe that we have meritorious defenses to the claims against us, and we intend to defend ourselves vigorously. However, even if successful, our defense against certain actions will be costly and could require significant amounts of management’s time and result in the diversion of significant operational resources. If the plaintiffs were to prevail on certain claims, we might be forced to pay significant damages and licensing fees, modify our business practices or even be prohibited from conducting a significant part of our business. Any such results could materially harm our business and could result in a material adverse impact on the financial position, results of operations or cash flows.

Recent Accounting Pronouncements

See "Note 1 — The Company and Summary of Significant Accounting Policies" to the consolidated financial statements included in this report, regarding the impact of certain recent accounting pronouncements on our consolidated financial statements.

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

The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our cash equivalents and short-term and long-term investments in a variety of asset types, including bank deposits, government bonds and corporate debt securities. As of December 31, 2021, approximately 9% of our total cash and investments was held in cash and cash equivalents. As such, changes in interest rates will impact interest income. As discussed below, the fair market values of our fixed rate securities may be adversely affected due to a rise in interest rates, and we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates.

As of December 31, 2021, the balance of our corporate debt and government bond securities was $5.9 billion, which represented approximately 39% of our total cash and investments. Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate investment securities may be adversely impacted due to a rise in interest rates. In general, fixed-rate securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease and may also suffer a decline in market value if interest rates increase. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease in the fair value of our investments of $4 million and $5 million as of December 31, 2021 and 2020, respectively.

As of December 31, 2021, we had an aggregate principal amount of $9.1 billion of outstanding senior notes, of which 96% bore interest at fixed rates. During 2020, we began to hedge the variability of the cash flows in interest payments associated with our floating-rate debt using interest rate swaps. These interest rate swap agreements effectively convert our LIBOR-based floating-rate debt to a fixed-rate basis, reducing the impact of interest-rate changes on future interest expense. The total notional amount of these interest swaps was $400 million as of December 31, 2021 with terms calling for us to receive interest at a variable rate and to pay interest at a fixed rate. Our interest rate swap contracts have maturity dates in 2023. At December 31, 2021, we did not have an unhedged balance on our floating-rate debt. We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1% (100 basis points) decrease in interest rates would have resulted in a decrease in the fair values of our floating to fixed rate interest swaps of approximately $4 million at December 31, 2021.

Further changes in interest rates will impact interest expense on any borrowings under our revolving credit facility, which bear interest at floating rates, and the interest rate on any commercial paper borrowings we make and any debt securities we may issue in the future and, accordingly, will impact interest expense. For additional details related to our debt, see “Note 10 — Debt” to the consolidated financial statements included in this report.

Equity Price Risk

Equity Investments

On June 24, 2021, we completed the transfer of our Classifieds business to Adevinta. Upon completion of the transfer we received an equity interest in Adevinta. The equity investment is accounted for under the fair value option and changes in Adevinta’s stock price and equity volatility may have a significant impact on the value of our equity investment in Adevinta. As of December 31, 2021, a one dollar change in Adevinta’s common stock, holding other factors constant, would increase or decrease the fair value of the investment by approximately $405 million.

In August 2021 KakaoBank completed its initial public offering, which resulted in this investment having a readily determinable fair value. Previously this investment was accounted for as an equity investment without a readily determinable fair value. Valuation of equity investments with readily determinable fair values can be obtained from real time quotes in active markets. Changes in KakaoBank’s stock price and equity volatility may have a significant impact on the value of our equity investment in KakaoBank. As of December 31, 2021, a one dollar change in KakaoBank’s common stock, holding other factors constant, would increase or decrease the fair value of the investment by approximately $14 million.

As further described in the “Warrant” section below, we entered into a warrant agreement in conjunction with a commercial agreement with Adyen that, subject to meeting certain conditions, entitles us to acquire a fixed number of shares up to 5% of Adyen’s fully diluted issued and outstanding share capital at a specific date. In 2021, we met the processing volume milestone target to vest the first tranche of the warrant. Upon vesting of the first tranche, we exercised the option to purchase shares of Adyen valued at $1.1 billion in exchange for approximately $110 million. Our equity investment in Adyen is accounted for as an equity investment with a readily determinable fair value. Changes in Adyen’s common stock price and equity volatility may have a significant impact on the value of the investment. As of December 31, 2021, a one dollar change in Adyen’s common stock, holding other factors constant, would increase or decrease the fair value of the investment by approximately $0.4 million.

Our remaining equity investments are primarily investments in privately-held companies. Our consolidated results of operations include, as a component of gain (loss) on equity investments and warrant, net, our share of the net income or loss of the equity investments accounted for under the equity method of accounting, or the change in fair value of the equity method investments accounted for under the fair value option. Equity investments without readily determinable fair values are accounted for at cost, less impairment and adjusted for subsequent observable price changes obtained from orderly transactions for identical or similar investments issued by the same investee. Such changes in the basis of the equity investment are recognized in gain (loss) on equity investments and warrant, net. Equity investments under the fair value option are measured at fair value based on a quarterly valuation analysis and are classified within Level 3 in the fair value hierarchy as the valuation reflects management’s estimate of assumptions that market participants would use in pricing the equity investment. Subsequent changes in fair value are recognized in gain (loss) on equity investments and warrant, net.

As of December 31, 2021, our equity investments totaled $8.0 billion, which represented approximately 52% of our total cash and investments, and primarily related to our equity investment in Adevinta.

For additional details related to our investments, please see “Note 6 — Investments” to our consolidated financial statements included in this report.

Warrant

We entered into a warrant agreement in conjunction with a commercial agreement with Adyen that, subject to meeting certain conditions, entitles us to acquire a fixed number of shares up to 5% of Adyen’s fully diluted issued and outstanding share capital at a specific date. As discussed above, in 2021 we met the processing volume milestone target to vest the first tranche of the warrant, and we exercised the option to purchase shares of Adyen valued at $1.1 billion in exchange for approximately $110 million. The remaining tranches of the warrant are accounted for as a derivative instrument under ASC Topic 815, Derivatives and Hedging. Changes in Adyen’s common stock price and equity volatility may have a significant impact on the value of the warrant. As of December 31, 2021, a one dollar change in Adyen’s common stock, holding other factors constant, would increase or decrease the fair value of the warrant by $0.2 million. For additional details related to the warrant, please see “Note 7 — Derivative Instruments” to our consolidated financial statements included in this report.

Foreign Currency Risk

Our commerce platforms operate globally, resulting in certain revenues and costs that are denominated in foreign currencies, primarily the British pound and euro, subjecting us to foreign currency risk, which may adversely impact our financial results. We transact business in various foreign currencies and have significant international revenues as well as costs. In addition, we charge our international subsidiaries for their use of intellectual property and technology and for certain corporate services we provide. Our cash flow, results of operations that are exposed to foreign exchange rate fluctuations may differ materially from expectations and we may record significant gains or losses due to foreign currency fluctuations and related hedging activities.

We have a foreign exchange exposure management program designed to identify material foreign currency exposures, manage these exposures and reduce the potential effects of currency fluctuations on our reported consolidated cash flows and results of operations through the purchase of foreign currency exchange contracts. The effectiveness of the program and resulting usage of foreign exchange derivative contracts is at times limited by our ability to achieve cash flow hedge accounting. For additional details related to our derivative instruments, please see “Note 7 — Derivative Instruments” to our consolidated financial statements included in this report.

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

The following table illustrates the fair values of outstanding foreign exchange contracts designated as cash flow hedges and the before-tax effect on fair values of a hypothetical adverse change in the foreign exchange rates that existed as of December 31, 2021. The sensitivity for foreign currency contracts is based on a 20% adverse change in foreign exchange rates, against relevant functional currencies.

	Fair Value Asset/(Liability)	Fair Value Sensitivity
	(In millions)
Foreign exchange contracts - Cash flow hedges	$87	$(113)

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

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $13 million as of December 31, 2021 taking into consideration the offsetting effect of foreign exchange forwards in place as of December 31, 2021.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and accompanying notes listed in Part IV, Item 15(a)(1) of this Annual Report on Form 10-K are included elsewhere in this Annual Report on Form 10-K.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures: Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Changes in internal controls: There were no changes in our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s annual report on internal control over financial reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a)1 of this Annual Report on Form 10-K.

ITEM 9B: OTHER INFORMATION

Not applicable.

ITEM 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2021.

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

We have also adopted Governance Guidelines for the Board of Directors and a written committee charter for each of our Audit Committee, Compensation and Human Capital Committee and Corporate Governance and Nominating Committee. Each of these documents is available on our website at https://investors.ebayinc.com/corporate-governance/governance-documents/.

ITEM 11: EXECUTIVE COMPENSATION

Incorporated by reference from our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2021.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2021.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2021.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2021.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

a.The following documents are filed as part of this report:

Page Number
1. Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	55
Consolidated Balance Sheet	57
Consolidated Statement of Income	58
Consolidated Statement of Comprehensive Income	59
Consolidated Statement of Stockholders’ Equity	60
Consolidated Statement of Cash Flows	61
Notes to Consolidated Financial Statements	63

2. Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts	115
All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

3. Exhibits Required by Item 601 of Regulation S-K
The information required by this Item is set forth in the Index to Exhibits that precedes the signature page of this Annual Report.	116

b.The information required by this Item is set forth in the Index to Exhibits that precedes the signature page of this Annual Report.

c.Financial Statement Schedule and Separate Financial Statements of Subsidiaries Not Consolidated and
Fifty Percent or Less Owned Persons

Adevinta was deemed a significant equity investee under Rule 3-09 of Regulation S-X for the fiscal year ended December 30, 2021. As such, financial statements of Adevinta are required to be filed by amendment to this Annual Report on Form 10-K within six months of Adevinta’s fiscal year end. Accordingly, Adevinta’s financial statements for its fiscal year ended December 31, 2021 will be filed via an amendment to this Annual Report on Form 10-K on or before June 30, 2022.

ITEM 16: FORM 10-K SUMMARY

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of eBay Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of eBay Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2021 appearing under Item 15a.2. (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s annual report on internal control over financial reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Income Taxes – Unrecognized Tax Benefits and Taxes on Foreign Earnings

As described in Notes 1 and 15 to the consolidated financial statements, significant judgment is required in determining the Company’s tax expense and in evaluating management’s tax positions, including evaluating uncertainties and the complexity of taxes on foreign earnings. As disclosed by management, the Company’s income tax rate is affected by the tax rates that apply to their foreign earnings including U.S. minimum taxes on foreign earnings. The deferred tax benefit derived from the amortization of the Company’s intellectual property is based on the fair value, which has been agreed with foreign tax authorities. The deferred tax benefit may from time to time change based on changes in tax rates. Management recognizes and measures uncertain tax positions in accordance with generally accepted accounting principles in the U.S., or GAAP, pursuant to which management only recognizes the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. Tax positions are evaluated for potential reserves for uncertainty based on the estimated probability of sustaining the position under examination. The total income tax provision for the year ended December 31, 2021 was $146 million and gross amounts of unrecognized tax benefits were $461 million as of December 31, 2021.

The principal considerations for our determination that performing procedures relating to income taxes - unrecognized tax benefits and taxes on foreign earnings is a critical audit matter are the significant judgment by management when evaluating tax positions relating to unrecognized tax benefits and taxes on foreign earnings, which in turn led to a high degree of auditor judgment, effort, and subjectivity in performing audit procedures and evaluating audit evidence relating to unrecognized tax benefits and taxes on foreign earnings. The audit effort also involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to income taxes, including controls over unrecognized tax benefits and taxes on foreign earnings. These procedures also included, among others, evaluating tax positions taken by management, including evaluating the reasonableness of management’s determination of the probability of sustaining the position under tax examination and identification of changes to tax positions, evaluating communications with the relevant tax authorities, testing applicable tax rates applied by management, and evaluating the impact of taxes on foreign earnings, including the calculation of U.S. minimum taxes on foreign earnings and the deferred tax benefit derived from the amortization of the Company’s intellectual property. Professionals with specialized skill and knowledge were used to assist in testing the calculation of taxes on foreign earnings.

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 24, 2022

We have served as the Company’s auditor since 1997.

eBay Inc.
CONSOLIDATED BALANCE SHEET

	December 31,
	2021	2020
	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$1,379	$1,101
Short-term investments	5,944	2,392
Accounts receivable, net of allowance for doubtful accounts of $42 and $97	98	362
Customer accounts and funds receivable	681	290
Other current assets	1,009	780
Current assets of discontinued operations	—	2,265
Total current assets	9,111	7,190
Long-term investments	2,575	833
Property and equipment, net	1,236	1,292
Goodwill	4,178	4,285
Intangible assets, net	8	12
Operating lease right-of-use assets	289	430
Deferred tax assets	3,255	3,537
Equity investment in Adevinta	5,391	—
Warrant asset	444	1,051
Other assets	139	131
Long-term assets of discontinued operations	—	549
Total assets	$26,626	$19,310
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$1,355	$6
Accounts payable	262	278
Customer accounts and funds payable	707	379
Accrued expenses and other current liabilities	1,848	1,767
Deferred revenue	79	98
Income taxes payable	371	167
Current liabilities of discontinued operations	—	1,307
Total current liabilities	4,622	4,002
Operating lease liabilities	200	316
Deferred tax liabilities	3,116	2,368
Long-term debt	7,727	7,740
Other liabilities	1,183	1,260
Long-term liabilities of discontinued operations	—	63
Total liabilities	16,848	15,749
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value; 3,580 shares authorized; 594 and 684 shares outstanding	2	2
Additional paid-in capital	16,659	16,497
Treasury stock at cost, 1,121 and 1,021 shares	(43,371)	(36,515)
Retained earnings	36,090	22,961
Accumulated other comprehensive income	398	616
Total stockholders’ equity	9,778	3,561
Total liabilities and stockholders’ equity	$26,626	$19,310
The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2021	2020	2019
	(In millions, except per share amounts)
Net revenues	$10,420	$8,894	$7,429
Cost of net revenues	2,650	1,797	1,585
Gross profit	7,770	7,097	5,844
Operating expenses:
Sales and marketing	2,170	2,091	1,866
Product development	1,325	1,028	930
General and administrative	921	985	988
Provision for transaction losses	422	330	262
Amortization of acquired intangible assets	9	27	28
Total operating expenses	4,847	4,461	4,074
Income from operations	2,923	2,636	1,770
Gain (loss) on equity investments and warrant, net	(2,365)	1,007	133
Interest and other, net	(160)	(298)	(251)
Income from continuing operations before income taxes	398	3,345	1,652
Income tax provision	(146)	(858)	(219)
Income from continuing operations	$252	$2,487	$1,433
Income from discontinued operations, net of income taxes	13,356	3,180	353
Net income	$13,608	$5,667	$1,786

Income per share - basic:
Continuing operations	$0.39	$3.50	$1.69
Discontinued operations	20.48	4.48	0.41
Net income per share - basic	$20.87	$7.98	$2.10

Income per share - diluted:
Continuing operations	$0.38	$3.46	$1.68
Discontinued operations	20.16	4.43	0.41
Net income per share - diluted	$20.54	$7.89	$2.09

Weighted average shares:
Basic	652	710	849
Diluted	663	718	856
The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Net income	$13,608	$5,667	$1,786
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustment	(326)	291	(99)
Unrealized gains (losses) on investments, net	(12)	—	61
Tax benefit (expense) on unrealized gains (losses) on investments, net	3	—	(16)
Unrealized gains (losses) on hedging activities, net	150	(76)	(77)
Tax benefit (expense) on unrealized gains (losses) on hedging activities, net	(33)	17	17
Other comprehensive income (loss), net of tax	(218)	232	(114)
Comprehensive income	$13,390	$5,899	$1,672
The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Common stock:
Balance, beginning of year	$2	$2	$2
Common stock issued	—	—	—
Common stock repurchased	—	—	—
Balance, end of year	2	2	2
Additional paid-in-capital:
Balance, beginning of year	16,497	16,126	15,716
Common stock and stock-based awards issued	93	89	104
Tax withholdings related to net share settlements of restricted stock awards and units	(236)	(175)	(202)
Stock-based compensation	497	463	505
Forward contract for share repurchase	(188)	—	—
Other	(4)	(6)	3
Balance, end of year	16,659	16,497	16,126
Treasury stock at cost:
Balance, beginning of year	(36,515)	(31,396)	(26,394)
Common stock repurchased	(6,856)	(5,119)	(5,002)
Balance, end of year	(43,371)	(36,515)	(31,396)
Retained earnings:
Balance, beginning of year	22,961	17,754	16,459
Net income	13,608	5,667	1,786
Dividends and dividend equivalents declared	(479)	(460)	(491)
Balance, end of year	36,090	22,961	17,754
Accumulated other comprehensive income:
Balance, beginning of year	616	384	498
Change in unrealized gains (losses) on investments	(12)	—	61
Change in unrealized gains (losses) on derivative instruments	150	(76)	(77)
Foreign currency translation adjustment	(326)	291	(99)
Tax benefit (provision) on above items	(30)	17	1
Balance, end of year	398	616	384
Total stockholders’ equity	$9,778	$3,561	$2,870
Number of shares:
Common stock - shares outstanding:
Balance, beginning of year	684	796	915
Common stock issued	10	12	15
Common stock repurchased	(100)	(124)	(134)
Balance, end of year	594	684	796

Dividends and dividend equivalents declared per share or restricted stock unit	$0.72	$0.64	$0.56
The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Cash flows from operating activities:
Net income	$13,608	$5,667	$1,786
(Income) loss from discontinued operations, net of income taxes	(13,356)	(3,180)	(353)
Adjustments:
Provision for transaction losses	422	330	262
Depreciation and amortization	502	583	600
Stock-based compensation	477	417	415
(Gain) loss on investments, net	(143)	2	—
(Gain) loss on sale of business	—	—	52
Deferred income taxes	(680)	414	7
Change in fair value of warrant	(357)	(770)	(133)
Change in fair value of equity investment in Adevinta	3,070	—	—
Gain on equity investment in KakaoBank	(486)	(239)	—
Loss on impairment of equity investment in Paytm Mall	160	—	—
(Gain) loss on extinguishment of debt	10	—	—
Changes in assets and liabilities, net of acquisition effects
Accounts receivable	195	31	(93)
Other current assets	41	(677)	91
Other non-current assets	188	141	190
Accounts payable	9	69	(11)
Accrued expenses and other liabilities	(535)	209	(306)
Deferred revenue	(17)	(20)	(1)
Income taxes payable and other tax liabilities	(15)	27	(90)
Net cash provided by continuing operating activities	3,093	3,004	2,416
Net cash provided by (used in) discontinued operating activities	(436)	(585)	698
Net cash provided by operating activities	2,657	2,419	3,114
Cash flows from investing activities:
Purchases of property and equipment	(444)	(463)	(508)
Purchases of investments	(22,161)	(32,887)	(46,966)
Maturities and sales of investments	18,884	33,129	50,548
Proceeds from sale of shares in Adevinta	2,325	—	—
Settlement of foreign exchange derivative instruments in equity investments	85	—	—
Exercise of options under warrant	(110)	—	—
Equity investment in Paytm Mall	—	—	(160)
Other	4	42	(14)
Net cash provided by (used in) continuing investing activities	(1,417)	(179)	2,900
Net cash provided by (used in) discontinued investing activities	5,080	3,973	(113)
Net cash provided by investing activities	3,663	3,794	2,787
Cash flows from financing activities:
Proceeds from issuance of common stock	93	90	106
Repurchases of common stock	(7,055)	(5,137)	(4,973)
Payments for taxes related to net share settlements of restricted stock units and awards	(236)	(175)	(202)
Payments for dividends	(466)	(447)	(473)
Proceeds from issuance of long-term debt, net	2,478	1,765	—
Repayment of debt	(1,156)	(1,771)	(1,550)
Net funds receivable and payable activity	(208)	—	—
Other	(7)	(5)	5
Net cash (used in) continuing financing activities	(6,557)	(5,680)	(7,087)

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Net cash provided by (used in) discontinued financing activities	25	(12)	(4)
Net cash (used in) financing activities	(6,532)	(5,692)	(7,091)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	24	77	(33)
Net increase (decrease) in cash, cash equivalents and restricted cash	(188)	598	(1,223)
Cash, cash equivalents and restricted cash at beginning of period	1,594	996	2,219
Cash, cash equivalents and restricted cash at end of period	$1,406	$1,594	$996
Less: Cash, cash equivalents and restricted cash of discontinued operations	—	356	337
Cash, cash equivalents and restricted cash of continuing operations at end of period	$1,406	$1,238	$659

Supplemental cash flow disclosures of continuing operations:
Cash paid for:
Interest	$253	$271	$304
Income taxes	$929	$493	$249
Noncash investing activities:
Equity investment in Adevinta	$10,776	$—	$—
Equity investment in Gmarket	$728	$—	$—
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

On November 14, 2021, we completed the previously announced sale of 80.01% of the outstanding equity interests of eBay Korea LLC, a limited liability company incorporated under the laws of Korea and a wholly owned subsidiary of eBay KTA (“eBay Korea”) to E-mart Inc. and one of its wholly owned subsidiaries (together, “Emart”), pursuant to the terms and conditions of the securities purchase agreement, in exchange for approximately $3.0 billion of gross cash proceeds as of the transaction close date, subject to certain adjustments specified for indebtedness, cash, working capital, transaction expenses and certain taxes. The sale resulted in a pre-tax gain of $3.2 billion inclusive of a $81 million currency translation adjustment and a $44 million gain on the net investment hedge settled in the fourth quarter of 2021, as well as income tax expense of $369 million. Upon completion of the sale, we retained 19.99% of the outstanding equity interests of the new entity, Gmarket Global LLC (“Gmarket”) formerly known as Apollo Korea, which is accounted for under the fair value option. Our equity investment in Gmarket was valued at $728 million as of the transaction close date.

We have classified the related assets and liabilities associated with our eBay Korea business as discontinued operations in our consolidated balance sheet. The results of our eBay Korea business have been presented as discontinued operations in our consolidated statement of income for all periods presented through November 14, 2021 as the transfer represented a strategic shift in our business that had a major effect on our operations and financial results. See “Note 3 — Discontinued Operations” for additional information.

On June 24, 2021, we completed the previously announced transfer of our Classifieds business to Adevinta ASA (“Adevinta”) for $2.5 billion in cash, subject to certain adjustments, and approximately 540 million shares in Adevinta which represent an equity interest of 44%, comprised of approximately 33% of voting shares and 11% of non-voting shares. Together, the total consideration received under the definitive agreement was valued at approximately $13.3 billion, based on the closing trading price of Adevinta’s outstanding shares on the Oslo Stock Exchange on June 24, 2021. The equity interest received is accounted for under the fair value option. Our equity investment in Adevinta was valued at $10.8 billion as of the transaction close date.

On November 18, 2021, we completed the previously announced sale of approximately 135 million of our voting shares in Adevinta to Astinlux Finco S.à r.l. (“Permira”), inclusive of the option exercised by Permira to purchase additional voting shares, for total cash consideration of approximately $2.3 billion. At the close of the sale inclusive of the option exercised, our ownership in Adevinta was reduced to 33%. The sale resulted in a pre-tax gain of $9 million which included an $88 million gain recognized on the sale of the shares offset by a $79 million loss from the change in fair value of the shares sold through the date of sale, and resulted in no additional income tax. Following the sale in November 2021, our equity investment in Adevinta is presented in the long-term assets section on the consolidated balance sheet to reflect our contractual requirement to retain at least 25% of the total number of issued and outstanding equity securities of Adevinta until October 14, 2023.

We have classified the related assets and liabilities associated with our Classifieds business as discontinued operations in our consolidated balance sheet. The results of our Classifieds business have been presented as discontinued operations in our consolidated statement of income for all periods presented through June 24, 2021 as

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
the transfer represented a strategic shift in our business that had a major effect on our operations and financial results. See “Note 3 — Discontinued Operations” for additional information.
On November 24, 2019, we entered into a stock purchase agreement with an affiliate of viagogo to sell our StubHub business. The sale of our StubHub business was completed on February 13, 2020. Beginning in the first quarter of 2020, StubHub’s financial results for periods prior to the sale have been reflected in our consolidated statement of income as discontinued operations. Additionally, the related assets and liabilities associated with the discontinued operations in the prior periods are classified as discontinued operations in our consolidated balance sheet. See “Note 3 — Discontinued Operations” for additional information.

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

Principles of Consolidation and Basis of Presentation

The accompanying financial statements are consolidated and include the financial statements of eBay Inc., our wholly and majority-owned subsidiaries and variable interest entities (“VIE”) where we are the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. Minority interests are recorded as a noncontrolling interest. A qualitative approach is applied to assess the consolidation requirement for VIEs. Generally, investments in entities where we hold at least a 20% ownership interest and have the ability to exercise significant influence, but not control, over the investee are accounted for using the equity method of accounting, including those in which the fair value option has been elected. For equity method investments, our share of the investees’ results of operations is included in gain (loss) on equity investments and warrant, net and this investment balance is included in long-term investments. For equity investments under the fair value option, the change in fair value of the investment is included in gain (loss) on equity investments and warrant, net and this investment balance is included in long-term investments. Investments in entities where we hold less than a 20% ownership interest are generally accounted for as equity investments to be measured at fair value or, under an election, at cost if it does not have readily determinable fair value, in which case the carrying value would be adjusted upon the occurrence of an observable price change in an orderly transaction for identical or similar instruments or impairment.

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

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Internal use software and platform development costs

Direct costs incurred to develop software for internal use and platform development costs are capitalized and amortized over an estimated useful life of one to five years. During the years ended December 31, 2021 and 2020, we capitalized costs, primarily related to labor and stock-based compensation, of $127 million and $129 million, respectively. Amortization of previously capitalized amounts was $133 million, $139 million and $150 million for 2021, 2020 and 2019, respectively. Costs related to the design or maintenance of internal use software and platform development are expensed as incurred.

Advertising expense

We expense the costs of producing advertisements at the time production occurs and expense the cost of communicating advertisements in the period during which the advertising space or airtime is used, in each case as sales and marketing expense. Internet advertising expenses are recognized based on the terms of the individual agreements, which are generally over the greater of the ratio of the number of impressions delivered over the total number of contracted impressions, on a pay-per-click basis, or on a straight-line basis over the term of the contract. Advertising expense totaled $1.1 billion, $1.1 billion and $0.8 billion for the years ended December 31, 2021, 2020 and 2019, respectively.

Stock-based compensation

We have equity incentive plans under which we grant equity awards, including stock options, restricted stock units (“RSUs”), total shareholder return performance stock units (“TSR PSUs”), performance-based restricted stock units, and performance share units, to our directors, officers and employees. We primarily issue RSUs. We determine compensation expense associated with RSUs based on the fair value of our common stock on the date of grant. We determine compensation expense associated with stock options based on the estimated grant date fair value method using the Black-Scholes valuation model. We generally recognize compensation expense using a straight-line amortization method over the respective vesting period for awards that are ultimately expected to vest. Accordingly, stock-based compensation expense for 2021, 2020 and 2019 has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures. We recognize a benefit or provision from stock-based compensation in earnings as a component of income tax expense to the extent that an incremental tax benefit or deficiency is realized by following the ordering provisions of the tax law.

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

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

We are exposed to credit losses from customer accounts and funds receivable balances held by third party financial institutions. We assess these balances for credit loss based on a review of the average period for which the funds are held, credit ratings of the financial institutions and by assessing the probability of default and loss given default models. At December 31, 2021 and 2020, we did not record any credit-related loss.

Payment processor advances

Payment processor advances represent amounts prefunded to and held by payment processors in order to fund outflows in the normal course of the transaction lifecycle, including but not limited to payment processor fees, seller account payouts, and incentives such as coupons or gift cards. Payment processor advances are recorded within other current assets in our consolidated balance sheet. Other accounts are used to collect and remit indirect taxes from the buyer to the local tax authorities and to transfer shipping label proceeds from the seller to the relevant shipping service providers. Generally, changes in balances that impact the determination of net income, such as payment processor fees and incentives are presented within operating activities in our consolidated statement of cash flows. Changes in balances that pertain solely to payment intermediation activities (e.g. seller pay-out services) are presented within financing activities in our consolidated statement of cash flows.

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

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

Investments

Short-term investments are primarily comprised of corporate debt securities, commercial paper and government and agency securities. Short-term investments are investments with original maturities of less than one year when purchased, are classified as available-for-sale and are reported at fair value using the specific identification method. Short-term investments also include equity securities with readily determinable fair values that can be sold in active markets.

Long-term investments are primarily comprised of corporate debt securities, government and agency securities, equity investment under the fair value option, equity investments under the equity method of accounting and equity investments without readily determinable fair values. Debt securities are classified as available-for-sale and are reported at fair value using the specific identification method.

Unrealized gains and losses on our available-for-sale debt securities are excluded from earnings and reported as a component of other comprehensive income (loss), net of related estimated income tax provisions or benefits. We periodically assess our portfolio of debt investments for impairment. For debt securities in an unrealized loss position, this assessment first takes into account our intent to sell, or whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of these criteria are met, the debt security’s amortized cost basis is written down to fair value through interest and other, net. For debt securities in an unrealized loss position that do not meet the aforementioned criteria, we assess whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss may exist, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses will be recorded through interest and other, net, limited by the amount that the fair value is less than the amortized cost basis. Any additional impairment not recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. These changes are recorded in gain (loss) on equity investments and warrant, net.

Our equity investments include equity investments with readily determinable fair values, equity investments without readily determinable fair values and equity investments under the equity method of accounting, including those in which the fair value option has been elected. Our equity investment in Adevinta is described in a separate section under “Equity investment in Adevinta” in this Note.

Equity investments with readily determinable fair values are investments in publicly-traded companies for which we do not exercise significant influence and are measured at fair value based on the respective closing stock price and prevailing foreign exchange rate, as applicable, at the period end date. Equity investments with readily determinable fair values are classified within Level 1 in the fair value hierarchy as the valuation can be obtained from real time quotes in active markets. Subsequent changes in fair value are recognized in gain (loss) on equity investments and warrant, net.

Equity investments without readily determinable fair values are non-marketable equity securities, which are investments in privately-held companies for which we do not exercise significant influence and are accounted for under the measurement alternative. Under the measurement alternative, the carrying value is measured at cost

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. We perform a qualitative fair value assessment on a quarterly basis over our equity investments without readily determinable fair values to identify any changes in basis or impairments. Equity investments without readily determinable fair values are considered impaired when there is an indication that the fair value of our interest is less than the carrying amount. Changes in value and impairments of equity investments without readily determinable fair values are recognized in gain (loss) on equity investments and warrant, net.

We account for equity investments through which we exercise significant influence but do not have control over the investee under the equity method or under the fair value option. For equity method investments, our consolidated results of operations include, as a component of gain (loss) on equity investments and warrant, net, our share of the net income or loss of the equity investments accounted for under the equity method of accounting. Our share of equity method investees’ results of operations was not material for any period presented. We perform a qualitative impairment assessment on a quarterly basis over our equity method investments. Equity method investments are considered impaired when there is an indication of an other-than-temporary decline in value below the carrying amount. Impairments and any other adjustments to equity method investments are recorded in gain (loss) on equity investments and warrant, net.

Equity investment under the fair value option is measured at fair value based on a quarterly valuation analysis and is classified within Level 3 in the fair value hierarchy as the valuation reflects management’s estimate of assumptions that market participants would use in pricing the equity investment. Subsequent changes in fair value are recognized in gain (loss) on equity investments and warrant, net.

We describe our accounting policy for our equity investment in Adevinta in a separate section under “Equity investment in Adevinta.”

Refer to “Note 6 — Investments” and “Note 8 — Fair Value Measurement of Assets and Liabilities” for additional details.

Equity investment in Adevinta

At the initial recognition of our equity investment in Adevinta on June 24, 2021, we elected the fair value option where subsequent changes in fair value are recognized in gain (loss) on equity investments and warrant, net in the consolidated statement of income. We report the investment at fair value within equity investment in Adevinta in our consolidated balance sheet. The investment is classified within Level 1 in the fair value hierarchy as the valuation can be obtained from real time quotes in active markets. The fair value of the equity investment is measured based on Adevinta’s closing stock price and prevailing foreign exchange rate. We believe the fair value option election creates more transparency of the current value of our shares in the equity investment for Adevinta.

Refer to “Note 6 — Investments” and “Note 8 — Fair Value Measurement of Assets and Liabilities” for additional details.

Leases

We determine if an arrangement is a lease or contains a lease at inception. Operating lease liabilities are recognized based on the present value of the remaining lease payments, discounted using the discount rate for the lease at the commencement date. As the rate implicit in the lease is not readily determinable for our operating leases, we generally use an incremental borrowing rate based on information available at the commencement date to determine the present value of future lease payments. Operating right-of-use (“ROU”) assets are generally recognized based on the amount of the initial measurement of the lease liability. Our leases have remaining lease terms of up to eight years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year. Lease expense is recognized on a straight-line basis over the lease term. We account for lease and non-lease components as a single lease component for our data center leases. Lease and non-lease components for all other leases are accounted for separately.

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

Goodwill and intangible assets

Goodwill is tested for impairment at a minimum on an annual basis at the reporting unit level. A qualitative assessment can be performed to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. The fair value of the reporting unit is estimated using income and market approaches. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The discounted cash flow method, a form of the income approach, uses expected future operating results and a market participant discount rate. The market approach uses comparable company prices and other relevant information generated by market transactions (either publicly traded entities or mergers and acquisitions) to develop pricing metrics to be applied to historical and expected future operating results of our reporting unit. Failure to achieve these expected results, changes in the discount rate or market pricing metrics may cause a future impairment of goodwill at the reporting unit. We conducted our annual impairment test of goodwill as of August 31, 2021 and 2020 and determined that no adjustment to the carrying value of goodwill for any reporting unit was required.

Intangible assets consist of purchased customer lists and user base, marketing related, developed technologies and other intangible assets, including patents and contractual agreements. Intangible assets are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from one to three years. No significant residual value is estimated for intangible assets.

Impairment of long-lived assets

We evaluate long-lived assets (including leases and intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate. In 2021 and 2020, we recorded immaterial impairment charges and in 2019, no impairment was recorded.

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

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
and outstanding share capital at a specific date. The warrant is accounted for as a derivative instrument under ASC Topic 815, Derivatives and Hedging.

See “Note 7 — Derivative Instruments” for a full description of our derivative instrument activities and related accounting policies.

Concentration of credit risk

Our cash, cash equivalents, accounts receivable, customer accounts and funds receivable, available-for-sale debt securities and derivative instruments are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. Our accounts receivable are derived from revenue earned from customers. In each of the years ended December 31, 2021, 2020 and 2019, no customer accounted for more than 10% of net revenues. Our derivative instruments expose us to credit risk to the extent that our counterparties may be unable to meet the terms of the agreements.

Recently Adopted Accounting Pronouncements

In 2019, the Financial Accounting Standards Board (“FASB”) issued new guidance to simplify the accounting for income taxes by removing certain exceptions to the general principles and also simplification of areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements and interim recognition of enactment of tax laws or rate changes. The standard is effective for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those fiscal years. We adopted this guidance in the first quarter of 2021 with no material impact on our consolidated financial statements.

In 2020, the FASB issued new guidance to decrease diversity in practice and increase comparability for the accounting of certain equity securities and investments under the equity method of accounting. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. We adopted this guidance in the first quarter of 2021 with no material impact on our consolidated financial statements.

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

The following table presents the computation of basic and diluted net income per share (in millions, except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Income from continuing operations	$252	$2,487	$1,433
Income from discontinued operations, net of income taxes	13,356	3,180	353
Net income	$13,608	$5,667	$1,786
Denominator:
Weighted average shares of common stock - basic	652	710	849
Dilutive effect of equity incentive awards	11	8	7
Weighted average shares of common stock - diluted	663	718	856
Income per share - basic:
Continuing operations	$0.39	$3.50	$1.69
Discontinued operations	20.48	4.48	0.41
Net income per share - basic	$20.87	$7.98	$2.10
Income per share - diluted:
Continuing operations	$0.38	$3.46	$1.68
Discontinued operations	20.16	4.43	0.41
Net income per share - diluted	$20.54	$7.89	$2.09
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	1	5	18

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 3 — Discontinued Operations

eBay Korea

On November 14, 2021, we completed the previously announced sale of 80.01% of the outstanding equity interests of eBay Korea to E-mart for approximately $3.0 billion of gross cash proceeds as of the transaction close date, subject to certain adjustments specified for indebtedness, cash, working capital, transaction expenses and certain taxes. The sale resulted in a pre-tax gain of $3.2 billion inclusive of a $81 million currency translation adjustment and a $44 million gain net of tax on the net investment hedge settled in the fourth quarter of 2021, as well as income tax expense of $369 million.

In addition, upon closing we entered into a transition service agreement with eBay Korea to support the operations of eBay Korea after the divestiture for immaterial fees. This agreement commenced with the close of the transaction and has minimum initial terms of 6 months and can be extended for a maximum of 3 months.

Classifieds

On June 24, 2021, we completed the previously announced transfer of our Classifieds business to Adevinta for total consideration of $13.3 billion which included $2.5 billion in cash proceeds and approximately 540 million shares of Adevinta valued at $10.8 billion on the date of close and represented a 44% equity interest. The transfer resulted in a pre-tax gain of $12.5 billion and related income tax expense of $2.1 billion, both within income from discontinued operations. The consideration is subject to adjustments specified in the definitive agreement.

In addition, upon closing we entered into a transition service agreement with Adevinta to support the operations of Classifieds after the divestiture for fees of $29 million. This agreement commenced with the close of the transaction and have minimum initial terms ranging from 6 to 12 months and can be extended for a maximum of 6 months.

StubHub

On February 13, 2020, we completed the previously announced sale of our StubHub business to an affiliate of viagogo for $4.1 billion in proceeds ($3.2 billion, net of income taxes of approximately $0.9 billion) and a pre-tax gain of $3.9 billion within income from discontinued operations.

In connection with the sale of StubHub, we entered into a transition service agreement with viagogo pursuant to which we provided services, including, but not limited to, business support services for StubHub after the divestiture. These agreements commenced with the close of the transaction and terminated in the fourth quarter of 2021. The related fees in 2021 were $34 million for support services prior to termination.

Discontinued operations

The following table presents financial results from discontinued operations, net of income taxes in our consolidated statement of income for the periods indicated (in millions):

	Year ended December 31,
	2021 (1)(2)	2020 (3)	2019
eBay Korea income (loss) from discontinued operations, net of income taxes	$2,870	$55	$83
Classifieds income (loss) from discontinued operations, net of income taxes	10,485	197	217
StubHub income (loss) from discontinued operations, net of income taxes	1	2,930	59
PayPal and Enterprise income (loss) from discontinued operations, net of income taxes	—	(2)	(6)
Income (loss) from discontinued operations, net of income taxes	$13,356	$3,180	$353
(1) Includes eBay Korea financial results through the transaction close on November 14, 2021 and the related gain on sale.
(2)Includes Classifieds financial results through the transaction close on June 24, 2021 and the related gain on sale.
(3)Includes StubHub financial results from January 1, 2020 to February 13, 2020 and the related gain on sale.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table presents cash flows for discontinued operations for the periods indicated (in millions):

	Year ended December 31,
	2021 (1)(2)	2020 (3)	2019
eBay Korea net cash provided by (used in) discontinued operating activities	$(25)	$142	$167
Classifieds net cash provided by (used in) discontinued operating activities	(411)	328	378
StubHub net cash provided by (used in) discontinued operating activities	—	(1,055)	153
Net cash provided by (used in) discontinued operating activities	$(436)	$(585)	$698

eBay Korea net cash provided by (used in) discontinued investing activities	$2,611	$(40)	$22
Classifieds net cash provided by (used in) discontinued investing activities	2,469	(54)	(114)
StubHub net cash provided by (used in) discontinued investing activities	—	4,067	(21)
Net cash provided by (used in) discontinued investing activities	$5,080	$3,973	$(113)

eBay Korea net cash provided by (used in) discontinued financing activities	$25	$(10)	$(6)
Classifieds net cash provided by (used in) discontinued financing activities	—	(2)	2
Net cash provided by (used in) discontinued financing activities	25	(12)	$(4)
(1)Includes eBay Korea financial results through the transaction close on November 14, 2021 and the related gain on sale.
(2)Includes Classifieds financial results through the transaction close on June 24, 2021 and the related gain on sale.
(3)Includes StubHub financial results from January 1, 2020 to February 13, 2020 and the related gain on sale.

eBay Korea

The financial results of eBay Korea are presented as income from discontinued operations, net of income taxes on our consolidated statement of income through November 14, 2021, when the sale of 80.01% of the outstanding equity interests of eBay Korea was completed. The following table presents the financial results of eBay Korea (in millions):

	Year ended December 31,
	2021 (1)	2020	2019
Net revenues	$1,409	$1,377	$1,207
Cost of net revenues	815	676	551
Gross profit	594	701	656
Operating expenses:
Sales and marketing	529	548	502
Product development	64	59	46
General and administrative	38	18	17
Provision for transaction losses	—	1	—
Total operating expenses	631	626	565
Income (loss) from operations of discontinued operations	(37)	75	91
Interest and other, net	2	—	6
Pre-tax gain on sale	3,240	—	—
Income (loss) from discontinued operations before income taxes	3,205	75	97
Income tax benefit (provision)	(335)	(20)	(14)
Income (loss) from discontinued operations, net of income taxes	$2,870	$55	$83
(1)Includes eBay Korea financial results through the transaction close on November 14, 2021 and the related gain on sale.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table presents the aggregate carrying amounts of assets and liabilities of discontinued operations for eBay Korea in the consolidated balance sheet as of the date indicated (in millions):

December 31, 2020
Carrying amounts of assets included as part of discontinued operations:
Cash and cash equivalents	$327
Short-term investments	6
Accounts receivable, net	50
Customer accounts and funds receivable	649
Other current assets	45
Property and equipment, net	66
Goodwill	390
Operating lease right-of-use assets	79
Other assets	14
Total assets classified as discontinued operations in the consolidated balance sheet	$1,626

Carrying amounts of liabilities included as part of discontinued operations:
Short-term debt	$12
Accounts payable	54
Customer accounts and funds payable	673
Accrued expenses and other current liabilities	91
Deferred revenue	12
Income taxes payable	13
Operating lease liabilities	64
Deferred tax liabilities	(9)
Long-term debt	5
Other liabilities	3
Total liabilities classified as discontinued operations in the consolidated balance sheet	$918

Classifieds

The financial results of Classifieds are presented as income from discontinued operations, net of income taxes on our consolidated statement of income through June 24, 2021, when the transfer of Classifieds was completed. Each period presented below includes the impact of intercompany revenue agreements through June 24, 2021. The impact of these intercompany revenue agreements to net revenues and cost of net revenues was $5 million for the period from January 1, 2021 through June 24, 2021, and $14 million and $20 million for the years ended December 31, 2020 and 2019, respectively. The continuing revenue and cash flows are not considered to be material.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table presents the financial results of Classifieds (in millions):

	Year ended December 31,
	2021 (1)	2020	2019
Net revenues	$565	$980	$1,043
Cost of net revenues	63	103	82
Gross profit	502	877	961
Operating expenses:
Sales and marketing	183	286	335
Product development	105	161	150
General and administrative	76	124	59
Provision for transaction losses	2	17	15
Amortization of acquired intangible assets	—	6	11
Total operating expenses	366	594	570
Income from operations of discontinued operations	136	283	391
Interest and other, net	—	—	(2)
Pre-tax gain on sale	12,534	—	—
Income from discontinued operations before income taxes	12,670	283	389
Income tax provision	(2,185)	(86)	(172)
Income from discontinued operations, net of income taxes	$10,485	$197	$217
(1)Includes Classifieds financial results through the transaction close on June 24, 2021 and the related gain on sale.

The following table presents the aggregate carrying amounts of assets and liabilities of discontinued operations for Classifieds in the consolidated balance sheet as of the date indicated (in millions):

December 31, 2020
Carrying amounts of assets included as part of discontinued operations:
Cash and cash equivalents	$23
Accounts receivable, net	117
Other current assets	30
Long-term investments	32
Property and equipment, net	31
Goodwill	465
Intangible assets, net	35
Operating lease right-of-use assets	20
Deferred tax assets	435
Total assets classified as discontinued operations in the consolidated balance sheet	$1,188

Carrying amounts of liabilities included as part discontinued operations:
Accounts payable	$18
Accrued expenses and other current liabilities	104
Deferred revenue	4
Income taxes payable	35
Operating lease liabilities	11
Deferred tax liabilities	278
Other liabilities	2
Total liabilities classified as discontinued operations in the consolidated balance sheet	$452

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
StubHub

The financial results of StubHub are presented as income from discontinued operations, net of income taxes on our consolidated statement of income. The following table presents the financial results of StubHub (in millions):

	Year ended December 31,
	2021	2020 (1)	2019
Net revenues	$—	$100	$1,121
Cost of net revenues	—	31	290
Gross profit	—	69	831
Operating expenses:
Sales and marketing	—	51	491
Product development	—	26	114
General and administrative	1	30	125
Provision for transaction losses	—	3	23
Amortization of acquired intangible assets	—	1	9
Total operating expenses	1	111	762
Income (loss) from operations of discontinued operations	(1)	(42)	69
Pre-tax gain on sale	12	3,868	—
Income from discontinued operations before income taxes	11	3,826	69
Income tax provision	(10)	(896)	(10)
Income from discontinued operations, net of income taxes	$1	$2,930	$59
(1)Includes StubHub financial results from January 1, 2020 to February 13, 2020, and includes the gain on sale recorded for the StubHub transaction.

Paypal and Enterprise

For the years ended December 31, 2021, 2020 and 2019, the discontinued operations activity related to our former PayPal and Enterprise businesses was immaterial.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 4 — Goodwill and Intangible Assets

The following table presents goodwill activity for the periods indicated (in millions):

	December 31, 2019	Goodwill Acquired	Adjustments	December 31, 2020	Goodwill Acquired	Adjustments	December 31, 2021
Goodwill	$4,155	$—	$130	$4,285	$22	$(129)	$4,178

The adjustments to goodwill during the years ended December 31, 2021 and 2020 were primarily due to foreign currency translation. There were no impairments to goodwill in 2021 and 2020.

Amortization expense for intangible assets was $9 million, $28 million and $35 million for the years ended December 31, 2021, 2020 and 2019, respectively. Intangible asset balances were immaterial as of December 31, 2021 and 2020.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

During the first quarter of 2020, we classified the results of our previous StubHub segment as discontinued operations in our consolidated statement of income for all periods presented. In addition, during the third quarter of 2020, we classified the results of our Classifieds segment as discontinued operations in our consolidated statement of income for the periods presented. During the second quarter of 2021, we classified the results of our eBay Korea business which was part of our Marketplace segment as discontinued operations in our consolidated statement of income for the periods presented. See “Note 3 — Discontinued Operations” for additional information.

The accounting policies of our segment are the same as those described in “Note 1 — The Company and Summary of Significant Accounting Policies.”

The following table summarizes net revenues by type for the periods indicated (in millions):

	Year Ended December 31,
	2021	2020	2019
Net revenues by type:
Net transaction revenues	$9,772	$8,243	$6,581
Marketing services and other revenues	648	651	848
Total net revenues	$10,420	$8,894	$7,429

The following table summarizes the allocation of net revenues based on geography for the periods indicated (in millions):

	Year Ended December 31,
	2021	2020	2019
Net revenues by geography:
U.S.	$5,048	$4,151	$3,303
United Kingdom	1,913	1,678	1,323
Germany	1,249	1,106	1,034
Rest of world	2,210	1,959	1,769
Total net revenues	$10,420	$8,894	$7,429

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

The following table summarizes the allocation of long-lived tangible assets based on geography as of the dates indicated (in millions):

	December 31,
	2021	2020
Long-lived tangible assets by geography:
U.S.	$1,400	$1,575
International	125	147
Total long-lived tangible assets	$1,525	$1,722

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 6 — Investments

The following tables summarize the unrealized gains and losses and estimated fair value of our investments classified as available-for-sale debt securities and restricted cash as of the dates indicated (in millions):

	December 31, 2021
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Restricted cash	$22	$—	$—	$22
Corporate debt securities	4,151	1	—	4,152
Government and agency securities	25	—	—	25
	$4,198	$1	$—	$4,199
Long-term investments:
Corporate debt securities	$954	$1	$(5)	$950
Government and agency securities	779	—	(2)	777
	$1,733	$1	$(7)	$1,727

	December 31, 2020
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Restricted cash	$137	$—	$—	$137
Corporate debt securities	2,252	3	—	2,255
	$2,389	$3	$—	$2,392
Long-term investments:
Corporate debt securities	$284	$2	$—	$286
	$284	$2	$—	$286

We consider cash to be restricted when withdrawal or general use is legally restricted. Restricted cash is held primarily in interest bearing accounts for letters of credit primarily related to our global sabbatical program. In 2020, our restricted cash balance also included cash on deposit with banks restricted to safeguard seller payables. Our fixed-income investments consist of predominantly investment grade corporate debt securities and government and agency securities. The corporate debt and government and agency securities that we invest in are generally deemed to be low risk based on their credit ratings from the major rating agencies.

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

We regularly review investment securities for credit impairment using both qualitative and quantitative criteria. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses will be recorded through interest and other, net for the credit loss, limited by the amount that the fair value is

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. We did not recognize any credit-related impairment through an allowance for credit losses as of December 31, 2021.

Investment securities in a continuous loss position for less than 12 months had an estimated fair value of $3.1 billion and an immaterial amount of unrealized losses as of December 31, 2021, and an estimated fair value of $261 million and an immaterial amount of unrealized losses as of December 31, 2020. As of December 31, 2021 and December 31, 2020, there were no investment securities in a continuous loss position for greater than 12 months. Refer to “Note 17 — Accumulated Other Comprehensive Income” for amounts reclassified to earnings from unrealized gains and losses.

The following table presents estimated fair values of our short-term and long-term investments classified as available-for-sale debt securities and restricted cash by date of contractual maturity as of the date indicated (in millions):

December 31, 2021
One year or less (including restricted cash of $22)	$4,199
One year through two years	442
Two years through three years	752
Three years through four years	391
Four years through five years	124
Thereafter	18
Total	$5,926

Equity Investments

The following table summarizes our equity investments as of the dates indicated (in millions):

		December 31,
	Balance Sheet Location	2021	2020
Equity investments with readily determinable fair values	Short-term investments	$1,745	$—
Equity investment in Adevinta	Equity investment in Adevinta	5,391	—
Equity investment under the fair value option	Long-term investments	725	—
Equity investments under the equity method of accounting	Long-term investments	38	8
Equity investments without readily determinable fair values	Long-term investments	85	539
Total equity investments		$7,984	$547

Equity investment in Adevinta

We account for equity investments through which we exercise significant influence but do not have control over the investee under the fair value option or under the equity method. Our equity investment in Adevinta is accounted for under the fair value option.

Upon completion of the transfer of our Classifieds business to Adevinta on June 24, 2021, we received an equity investment of 44% in Adevinta valued at $10.8 billion at the close of the transfer. On November 18, 2021, we completed the sale of approximately 135 million of our voting shares in Adevinta to Permira, inclusive of the option exercised by Permira to purchase additional voting shares, for total cash consideration of approximately $2.3 billion. Additionally, we recognized a gain on the settlement of a related non-designated foreign exchange instrument of $84 million in interest and other, net in the consolidated statement of income. At the close of the sale inclusive of the option exercised, our ownership in Adevinta was reduced to 33%. Following the sale in November 2021, our equity investment in Adevinta is reported in the long-term assets section on the consolidated balance sheet to reflect our contractual requirement to retain at least 25% of the total number of issued and outstanding equity securities of Adevinta until October 14, 2023, subject to certain exceptions specified in the agreement.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
At the initial recognition of the equity investment, we elected the fair value option where subsequent changes in fair value are recognized in earnings. The investment is classified within Level 1 in the fair value hierarchy as the valuation can be obtained from real time quotes in active markets. The fair value of the equity investment is measured based on Adevinta’s closing stock price and prevailing foreign exchange rate at each balance sheet date and the changes in fair value are reflected in gain (loss) on equity investments and warrant, net in the consolidated statement of income. We believe the fair value option election creates more transparency of the current value in the equity investment in Adevinta. Our non-voting shares are convertible to voting shares on a one-to-one basis, subject to a limitation of 33% voting interest. For the year ended December 31, 2021, an unrealized loss of $3,070 million and a realized gain on sale of $9 million were recorded in gain (loss) on equity investments and warrant, net on our consolidated statement of income related to the investment. The realized gain on sale of $9 million included an $88 million gain recognized on the sale of the shares offset by a $79 million loss from the change in fair value of the shares sold through the date of sale.

The following tables present Adevinta’s summarized financial information on a one-quarter lag. Adevinta’s financial information is prepared on the basis of International Financial Reporting Standards (“IFRS”). We have made certain adjustments to Adevinta’s summarized financial information to address differences between IFRS and GAAP that materially impact the summarized financial information presented below. Any other differences between IFRS and GAAP did not have a material impact on Adevinta’s summarized financial information. The period presented in the table below commenced on June 24, 2021 when we retained an equity investment in Adevinta upon completion of the transfer of our Classifieds business (in millions):

July 1, 2021(1) through September 30, 2021
Revenue	$450
Gross profit	$147
Income (loss) from continuing operations	$3
Net income (loss)	$4
Net income (loss) attributable to Adevinta	$3
(1)Adevinta’s income statement activity for the stub period of June 24, 2021 to June 30, 2021 was excluded from the summarized financial information as the impact was considered to be immaterial.

September 30, 2021
Current assets	$613
Noncurrent assets	$16,424
Current liabilities	$679
Noncurrent liabilities	$4,044
Noncontrolling interests	$20

Equity investments with readily determinable fair values

Equity investments with readily determinable fair values are classified within Level 1 in the fair value hierarchy as the valuation can be obtained from real time quotes in active markets. Subsequent changes in fair value are reflected in gain (loss) on equity investments and warrant, net in the consolidated statement of income.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
In August 2021, one of our equity investments, KakaoBank Corp. (“KakaoBank”), which previously did not have a readily determinable fair value, completed its initial public offering which resulted in this investment having a readily determinable fair value. The fair value of the equity investment is measured based on KakaoBank’s closing stock price and prevailing foreign exchange rate at each balance sheet date. For the year ended December 31, 2021 an unrealized gain of $403 million was recorded in gain (loss) on equity investments and warrant, net related to the change in fair value of the investment. For the year ended December 31, 2021 a gain of $83 million was recorded in gain (loss) on equity investments and warrant, net related to the sale of a portion of the shares of the investment for $114 million. As of December 31, 2021, the fair value of the investment was $684 million and is reported within short-term investments in our consolidated balance sheet.

We entered into a warrant agreement in conjunction with a commercial agreement with Adyen that vests in a series of four tranches, at a specified price per share upon meeting processing volume milestone targets on a calendar year basis. When a relevant milestone is reached, the warrant becomes exercisable with respect to the corresponding tranche of warrant shares up until the warrant expiration date of January 31, 2025. In the fourth quarter of 2021, we met the processing volume milestone target to vest the first tranche of the warrant. Upon vesting of the first tranche, we exercised the option to purchase shares of Adyen valued at $1.1 billion in exchange for approximately $110 million in cash. The fair value of the equity investment is measured based on Adyen’s closing stock price and prevailing foreign exchange rate at each balance sheet date. As of December 31, 2021, the fair value of the investment was $1,061 million and is reported within short-term investments in our consolidated balance sheet. Refer to “Note 7 — Derivative Instruments” for more information about the warrant.

Equity investment under the fair value option

We account for equity investments through which we exercise significant influence but do not have control over the investee under the fair value option or under the equity method. Our equity investment in Gmarket is accounted for under the fair value option.

On November 14, 2021, we completed the previously announced sale of 80.01% of the outstanding equity interests of eBay Korea to Emart. Upon completion of the sale, we retained 19.99% of the outstanding equity interest of the new entity, Gmarket, over whom we are able to exercise significant influence based on the terms of the securities purchase agreement, including through our board representation. Our equity investment in Gmarket was valued at $728 million as of the transaction close date. At the initial recognition of this equity investment, we elected the fair value option where subsequent changes in fair value are recognized in gain (loss) on equity investments and warrant, net in the consolidated statement of income. We believe the fair value option election creates more transparency of the current value in the equity investment in Gmarket. Our retained investment in Gmarket is subject to a two year right held by Emart to purchase the remaining interest at the close price of the sale. As of December 31, 2021, the fair value of the investment was $725 million and is reported within long-term investments in our consolidated balance sheet.

The investment is classified as Level 3 in the fair value hierarchy as the valuation reflects management’s estimate of assumptions that market participants would use in pricing the equity investment. Refer to “Note 8 — Fair Value Measurement of Assets and Liabilities” for more information.

Other equity method investments

We account for equity investments through which we exercise significant influence but do not have control over the investee under the fair value option or under the equity method. For equity investments accounted for under the equity method, our consolidated results of operations include, as a component of gain (loss) on equity investments and warrant, net, our share of the net income or loss of the equity investments accounted for under the equity method of accounting.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following tables present summarized financial information of our equity investments accounted for under the equity method in the aggregate on a one-quarter lag. Financial information of certain of our equity method investments is prepared on the basis of local generally accepted accounting principles. We have made certain adjustments as applicable to address differences between local generally accepted accounting principles and US GAAP that materially impact the summarized financial information. Any other differences between US GAAP and local generally accepted accounting principles did not have any material impact on the summarized financial information of the equity method investments presented below in the aggregate.

During the period in which we recognize an equity method investment, the summarized financial information reflects activity from the date of recognition. The tables below exclude the summarized financial information of our equity investment in Gmarket as the summarized financial information is presented on a one-quarter lag. The tables below also exclude the summarized financial information of our equity investment in Adevinta which is separately disclosed above under the heading “Equity investment in Adevinta.”

	Twelve months ended September 30,
	2021	2020	2019
	(In millions)
Revenue	$41	$31	$30
Gross profit	$12	$10	$9
Income (loss) from continuing operations	$2	$3	$2
Net income (loss)	$2	$3	$2
Net income (loss) attributable to the equity method investments	$1	$1	$1

	September 30,
	2021	2020
	(In millions)
Current assets	$76	$31
Noncurrent assets	$20	$21
Current liabilities	$26	$8
Noncurrent liabilities	$4	$—
Noncontrolling interests	$6	$1

Equity investments without readily determinable fair values

The following table summarizes the total carrying value related to equity investments without readily determinable fair values still held for the periods indicated (in millions):

	Year Ended December 31,
	2021	2020
Carrying value, beginning of period	$539	$307
Additions	5	22
Upward adjustments for observable price changes	41	239
Downward adjustments for observable price changes and impairment	(170)	(40)
Transfers out from investments without readily determinable fair values	(312)	—
Foreign currency translation and other	(18)	11
Carrying value, end of period	$85	$539

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
In 2021, we recorded an upward adjustment for observable price change of $41 million and downward adjustments for impairment of $170 million to the carrying values of strategic investments accounted for as equity investments without readily determinable fair values. The downward adjustments for impairment included a $160 million impairment charge related to our equity investment in Paytm Mall, which resulted in no remaining carrying value for this equity investment. The upward and downward adjustments were recorded in gain (loss) on equity investments and warrant, net on our consolidated statement of income.

For such equity investments without readily determinable fair values still held at December 31, 2021, the cumulative upward adjustment for observable price changes was $41 million and cumulative downward adjustment for observable price changes and impairments was $291 million.

In 2020, when our investment in KakaoBank was accounted for as an equity investment without a readily determinable fair value, we recorded an upward adjustment for an observable price change of $239 million to the carrying value and invested an additional $18 million in cash in exchange for equity in KakaoBank. The upward adjustment was recorded in gain (loss) on equity investments and warrant, net on our consolidated statement of income for the year ended December 31, 2020.

The following table summarizes unrealized gains and losses related to equity investments held at December 31, 2021 and presented within gain (loss) on equity investments and warrant, net for the periods indicated (in millions):

	Year Ended December 31,
	2021	2020
Net gains/(losses) recognized during the period on equity investments	$(2,716)	$200
Less: Net gains/(losses) recognized during the period on equity investments sold during the period (1)	92	—
Total unrealized gains/(losses) on equity investments still held at December 31, 2021	$(2,808)	$200
(1)Includes gains/(losses) realized on the change in fair value of the shares sold on the respective dates of sale.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

In 2020, we began to hedge the variability of forecasted interest payments on anticipated debt issuance using forward-starting interest rate swaps. These interest rate swaps effectively fix the benchmark interest rate and have the economic effect of hedging the variability of forecasted interest payments for up to 10 years on an anticipated debt issuance. Similar to other cash flow hedges, we recorded changes in the fair value of these interest rate swaps in accumulated other comprehensive income (loss) (“AOCI”) until the anticipated debt issuance. In May 2021, we issued $2.5 billion of senior unsecured notes, which consisted of notes maturing in 2026, 2031 and 2051. As a result, we terminated the interest rate swaps and the gain associated with the termination of approximately $45 million is amortized to interest expense over the terms of our notes due in May 2026 and May 2031.

During 2020, we began to hedge the variability of the cash flows in interest payments associated with our floating-rate debt using interest rate swaps. These interest rate swap agreements effectively convert our floating-rate debt that is based on London Interbank Offered Rate (“LIBOR”) to a fixed-rate basis, reducing the impact of interest-rate changes on future interest expense. The total notional amount of these interest swaps was $400 million as of December 31, 2021 with terms calling for us to receive interest at a variable rate and to pay interest at a fixed rate. Our interest rate swap contracts have maturity dates in 2023. Similar to other cash flow hedges, we record changes in the fair value of these interest rate swaps in AOCI and their fair value will be amortized over the term of the debt to interest expense.

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

Cash Flow Hedges

For derivative instruments that are designated as cash flow hedges, the derivative’s gain or loss is initially reported as a component of AOCI and subsequently reclassified into earnings in the same period the forecasted hedged transaction affects earnings. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Unrealized gains and losses in AOCI associated with such derivative instruments are immediately reclassified into earnings. As of December 31, 2021, we have estimated that approximately $16 million of net derivative gains related to our foreign exchange cash flow hedges and no net derivative losses related to our interest rate cash flow hedges included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months. We classify cash flows related to our cash flow hedges as operating activities in our consolidated statement of cash flows.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

Non-Designated Hedges

Our derivatives not designated as hedging instruments consist of foreign currency forward contracts that we primarily use to hedge monetary assets or liabilities, including intercompany balances and equity investments denominated in non-functional currencies. The gains and losses on our derivatives not designated as hedging instruments are recorded in interest and other, net, which are offset by the foreign currency gains and losses on the related assets and liabilities that are also recorded in interest and other, net. We classify cash flows related to our non-designated hedging instruments in the same line item as the cash flows of the related assets or liabilities, which is generally within operating activities in our consolidated statement of cash flows. Cash flows related to the settlement of non-designated hedging instruments related to equity investments are classified within investing activities in our consolidated statement of cash flows.

Warrant

We entered into a warrant agreement in conjunction with a commercial agreement with Adyen that, subject to meeting certain conditions, entitles us to acquire a fixed number of shares up to 5% of Adyen’s fully diluted issued and outstanding share capital at a specific date. The warrant has a term of seven years and vests in a series of four tranches, at a specified price per share (fixed for the first two tranches) upon meeting processing volume milestone targets on a calendar year basis. When or if a relevant milestone is reached, the warrant becomes exercisable with respect to the corresponding tranche of warrant shares up until the warrant expiration date of January 31, 2025. The maximum number of tranches that can vest in one calendar year is two.

In 2021, we met the processing volume milestone target to vest the first tranche of the warrant. Upon vesting of the first tranche, we exercised the option to purchase shares of Adyen valued at approximately $1.1 billion in exchange for approximately $110 million in cash. Our equity investment in Adyen is accounted for as an equity investment with a readily determinable fair value. Refer to “Note 6 — Investments” for more information about our equity investments.

The warrant is accounted for as a derivative under ASC Topic 815, Derivatives and Hedging. We report the warrant at fair value within warrant asset in our consolidated balance sheets and changes in the fair value of the warrant are recognized in gain (loss) on equity investments and warrant, net in our consolidated statement of income. The day-one value attributable to the other side of the warrant, which was recorded as a deferred credit, is reported within other liabilities in our consolidated balance sheets and is amortized over the life of the commercial arrangement. See “Note 8 — Fair Value Measurements” for information about the fair value measurement of the warrant.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Fair Value of Derivative Contracts

The following table presents the fair values of our outstanding derivative instruments as of the dates indicated (in millions):

		December 31,
	Balance Sheet Location	2021	2020
Derivative Assets:
Foreign exchange contracts designated as cash flow hedges	Other current assets	$63	$12
Foreign exchange contracts not designated as hedging instruments	Other current assets	22	23
Warrant	Warrant asset	444	1,051
Foreign exchange contracts designated as cash flow hedges	Other assets	24	14
Interest rate contracts designated as cash flow hedges	Other assets	—	13
Total derivative assets		$553	$1,113

Derivative Liabilities:
Foreign exchange contracts designated as cash flow hedges	Other current liabilities	$—	$17
Foreign exchange contracts not designated as hedging instruments	Other current liabilities	17	25
Interest rate contracts designated as cash flow hedges	Other current liabilities	—	1
Interest rate contracts designated as cash flow hedges	Other liabilities	—	1
Total derivative liabilities		$17	$44

Total fair value of derivative instruments		$536	$1,069

Under the master netting agreements with the respective counterparties to our derivative contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis on our consolidated balance sheet. As of December 31, 2021, the potential effect of rights of set-off associated with the foreign exchange contracts would be an offset to both assets and liabilities by $18 million, resulting in net derivative assets of $92 million and no net derivative liabilities. As of December 31, 2021, there is no effect of rights of set-off associated with the interest rate contracts.

Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following tables present the activity of derivative instruments designated as cash flow hedges as of December 31, 2021 and 2020, and the impact of these derivative contracts on AOCI for the periods indicated (in millions):

	December 31, 2020	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Less: Amount of Gain (Loss) Reclassified From AOCI to Earnings	December 31, 2021
Foreign exchange contracts designated as cash flow hedges	$(95)	$59	$(61)	$25
Interest rate contracts designated as cash flow hedges	10	22	2	30
Total	$(85)	$81	$(59)	$55

	December 31, 2019	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Less: Amount of Gain (Loss) Reclassified From AOCI to Earnings	December 31, 2020
Foreign exchange contracts designated as cash flow hedges	$(9)	$(71)	$15	$(95)
Interest rate contracts designated as cash flow hedges	—	10	—	10
Total	$(9)	$(61)	$15	$(85)

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effect of Derivative Contracts on Consolidated Statement of Income

The following table summarizes the total gain (loss) recognized in the consolidated statement of income from our foreign exchange derivative contracts by location for the periods indicated (in millions):

	Year Ended December 31,
	2021	2020	2019
Foreign exchange contracts designated as cash flow hedges recognized in net revenues	$(65)	$15	$81
Foreign exchange contracts designated as cash flow hedges recognized in cost of net revenues	4	—	—
Foreign exchange contracts not designated as hedging instruments recognized in interest and other, net	11	(18)	(8)
Total gain (loss) recognized from foreign exchange derivative contracts in the consolidated statement of income	$(50)	$(3)	$73

The following table summarizes the total gain (loss) recognized in the consolidated statement of income from our interest rate derivative contracts by location for the periods indicated (in millions):

	Year Ended December 31,
	2021	2020	2019
Gain (loss) from interest rate contracts designated as fair value hedges recognized in interest and other, net	$—	$—	$34
Gain (loss) from hedged items attributable to hedged risk recognized in interest and other, net	—	—	(34)
Gain (loss) from interest rate contracts designated as cash flow hedges recognized in interest and other, net	2	—	—
Total gain (loss) recognized from interest rate derivative contracts in the consolidated statement of income	$2	$—	$—

The following table summarizes the total gain recognized in the consolidated statement of income due to changes in the fair value of the warrant for the periods indicated (in millions):

	Year Ended December 31,
	2021	2020	2019
Gain attributable to changes in the fair value of warrant recognized in gain (loss) on equity investments and warrant, net	$354	$770	$133

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

	December 31,
	2021	2020
Foreign exchange contracts designated as cash flow hedges	$2,066	$2,305
Foreign exchange contracts not designated as hedging instruments	3,159	3,016
Interest rate contracts designated as cash flow hedges	400	1,100
Total	$5,625	$6,421

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

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 8 — Fair Value Measurement of Assets and Liabilities

The following tables present our financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated (in millions):

	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$1,379	$1,379	$—	$—
Short-term investments:
Restricted cash	22	22	—	—
Corporate debt securities	4,152	—	4,152	—
Government and agency securities	25	—	25	—
Equity investments with readily determinable fair values	1,745	1,745	—	—
Total short-term investments	5,944	1,767	4,177	—
Equity investment in Adevinta	5,391	5,391	—	—
Derivatives	553	—	109	444
Long-term investments:
Corporate debt securities	950	—	950	—
Government and agency securities	777	—	777	—
Equity investment under the fair value option	725	—	—	725
Total long-term investments	2,452	—	1,727	725
Total financial assets	$15,719	$8,537	$6,013	$1,169

Liabilities:
Derivatives	$17	$—	$17	$—

	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$1,101	$890	$211	$—
Short-term investments:
Restricted cash	137	137	—	—
Corporate debt securities	2,255	—	2,255	—
Total short-term investments	2,392	137	2,255	—
Derivatives	1,113	—	62	1,051
Long-term investments:
Corporate debt securities	286	—	286	—
Total long-term investments	286	—	286	—
Total financial assets	$4,892	$1,027	$2,814	$1,051

Liabilities:
Derivatives	$44	$—	$44	$—

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Our financial assets and liabilities are valued using market prices on both active markets (Level 1), less active markets (Level 2) and little or no market activity (Level 3). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. Level 3 instrument valuations typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability. We did not have any transfers of financial instruments between valuation levels during 2021 or 2020.

Other financial instruments, including accounts receivable and accounts payable, are carried at cost, which approximates their fair value because of the short-term nature of these instruments.

Fair value measurement of derivative instruments

The majority of our derivative instruments are valued using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as equity prices, interest rate yield curves, option volatility and currency rates. Our warrant, which is accounted for as a derivative instrument, is valued using a Black-Scholes model. Key assumptions used in the valuation include risk-free interest rates; Adyen’s common stock price, equity volatility and common stock outstanding; exercise price; and details specific to the warrant. The value is also probability adjusted for management’s assumptions with respect to vesting of the remaining three tranches which are each subject to meeting processing volume milestone targets. These assumptions and the probability of meeting processing volume milestone targets may have a significant impact on the value of the warrant. Refer to “Note 7 — Derivative Instruments” for further details on our derivative instruments.

The following table presents a reconciliation of the opening to closing balance of the warrant measured using significant unobservable inputs (Level 3) as of the dates indicated (in millions):

	December 31,
	2021	2020
Opening balance at beginning of period	$1,051	$281
Exercise of options under warrant	(961)	—
Change in fair value	354	770
Closing balance at end of period	$444	$1,051

The following table presents quantitative information about Level 3 significant unobservable inputs used in the fair value measurement of the warrant as of December 31, 2021 (in millions, except percentages):

	Fair value	Valuation technique	Unobservable Input	Range (weighted average)(1)
Warrant	$444	Black-Scholes and Monte Carlo	Probability of vesting	0.0% - 55.0% (50.0%)
			Equity volatility	(39%)
(1)Probability of vesting were weighted by the unadjusted value of the tranches. For volatility, the average represents the arithmetic average of the points within the range and is not weighted by the relative fair value or notional amount.
Fair value measurement of equity investments

Certain of our equity investments are measured at fair value on a recurring basis, including our equity investment in Adevinta, equity investments with readily determinable fair values and equity investment under the fair value option.

Our equity investment in Adevinta is accounted for under the fair value option and classified within Level 1 in the fair value hierarchy as the fair value is measured based on Adevinta’s closing stock price and prevailing foreign exchange rate at each balance sheet date. Our equity investments with readily determinable fair values are also classified within Level 1 in the fair value hierarchy as the valuation can be obtained from real time quotes in active markets.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Our equity investment in Gmarket was initially recognized on November 14, 2021 in connection with the sale of 80.01% of the outstanding equity interests of eBay Korea to Emart. This equity investment is accounted for under the fair value option and its initial valuation of $728 million was based on the sale price of eBay Korea. There were no indicators of a potential material change in fair value of the investment between the date of recognition and December 31, 2021. The fair value of the investment was $725 million as of December 31, 2021 due to foreign currency adjustments. This investment is classified within Level 3 in the fair value hierarchy as valuation of the investment going forward will reflect management’s estimate of assumptions that market participants would use in pricing the asset.

Refer to “Note 6 — Investments” for further details about our equity investments.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 9 — Balance Sheet Components

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable represents amounts invoiced and revenue recognized prior to invoicing when we have satisfied our performance obligation and have the unconditional right to payment. The allowance for doubtful accounts and authorized credits is estimated based upon our assessment of various factors including historical experience, the age of the accounts receivable balances, current economic conditions reasonable and supportable forecasts and other factors that may affect our customers’ ability to pay. The allowance for doubtful accounts and authorized credits was $74 million and $136 million as of December 31, 2021 and December 31, 2020, respectively. As of December 31, 2021, we reported allowances for doubtful accounts of $42 million reflecting a decrease of $55 million, net of write-offs of $134 million for the year ended December 31, 2021.

Deferred revenue consists of fees received related to unsatisfied performance obligations at the end of the period. Due to the generally short-term duration of contracts, the majority of the performance obligations are satisfied in the following reporting period. The amount of revenue recognized during the year ended December 31, 2021 that was included in the deferred revenue balance at the beginning of the period was $47 million. The amount of revenue recognized during the year ended December 31, 2020 that was included in the deferred revenue balance at the beginning of the period was $64 million.

Cash, cash equivalents and restricted cash

	December 31,
	2021	2020
	(In millions)
Cash and cash equivalents	$1,379	$1,101
Customer accounts	5	—
Restricted cash included in short-term investments	22	137
Cash, cash equivalents and restricted cash	$1,406	$1,238

Customer accounts and funds receivable

	December 31,
	2021	2020
	(In millions)
Cash and cash equivalents	$5	$—
Funds receivable	676	290
Customer accounts and funds receivable	$681	$290

Other Current Assets

	December 31,
	2021	2020
	(In millions)
Payment processor advances	$453	$363
Prepaid expenses	114	109
Other	442	308
Other current assets	$1,009	$780

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Property and Equipment, Net

	December 31,
	2021	2020
	(In millions)
Computer equipment and software	$4,747	$4,585
Land and buildings, including building improvements	779	744
Leasehold improvements	356	320
Furniture and fixtures	140	141
Construction in progress and other	77	155
Property and equipment, gross	6,099	5,945
Accumulated depreciation	(4,863)	(4,653)
Property and equipment, net	$1,236	$1,292

Total depreciation expense on our property and equipment for the years ended December 31, 2021, 2020 and 2019 totaled $485 million, $560 million and $572 million, respectively.

Accrued Expenses and Other Current Liabilities

	December 31,
	2021	2020
	(In millions)
Compensation and related benefits	$517	$523
Sales and use tax and VAT accruals	396	323
Advertising accruals	172	207
Operating lease liabilities	150	153
Other	613	561
Accrued expenses and other current liabilities	$1,848	$1,767

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 10 — Debt

The following table summarizes the carrying value of our outstanding debt (in millions, except percentages):

	Coupon	As of	Effective	As of	Effective
	Rate	December 31, 2021	Interest Rate	December 31, 2020	Interest Rate
Long-Term Debt
Floating Rate Notes:
Senior notes due 2023	LIBOR plus 0.87%	$400	1.100%	$400	1.187%

Fixed Rate Notes:
Senior notes due 2022	3.800%	750	3.989%	750	3.989%
Senior notes due 2022	2.600%	605	2.678%	1,000	2.678%
Senior notes due 2023	2.750%	750	2.866%	750	2.866%
Senior notes due 2024	3.450%	750	3.531%	750	3.531%
Senior notes due 2025	1.900%	800	1.803%	800	1.803%
Senior notes due 2026	1.400%	750	1.252%	—	—%
Senior notes due 2027	3.600%	850	3.689%	850	3.689%
Senior notes due 2030	2.700%	950	2.623%	950	2.623%
Senior notes due 2031	2.600%	750	2.186%	—	—%
Senior notes due 2042	4.000%	750	4.114%	750	4.114%
Senior notes due 2051	3.650%	1,000	2.517%	—	—%
Senior notes due 2056	6.000%	—	—%	750	6.547%
Total senior notes		9,105		7,750
Hedge accounting fair value adjustments (1)		7		10
Unamortized premium/(discount) and debt issuance costs		(30)		(20)
Less: Current portion of long-term debt		(1,355)		—
Total long-term debt		7,727		7,740

Short-Term Debt
Current portion of long-term debt		1,355		—
Other short-term borrowings		—		6
Total short-term debt		1,355		6
Total Debt		$9,082		$7,746
(1)    Includes the fair value adjustments to debt associated with terminated interest rate swaps which are being recorded as a reduction to interest expense over the remaining term of the related notes.

Senior Notes

Effective March 1, 2021, the company redeemed the $750 million aggregate principal amount of the 6.000% senior notes due 2056. Total cash consideration paid was $750 million, as the redemption price was equal to 100% of the principal amount. In addition, we paid accrued and unpaid interest on the principal amount.

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

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
In March 2020, we issued $500 million of 1.900% fixed rate notes due 2025 and $500 million of 2.700% fixed rate notes due 2030. In June 2020, we issued $300 million of additional 1.900% fixed rate notes due 2025 and $450 million of additional 2.700% fixed rate notes due 2030.

We used a portion of these proceeds to complete a tender offer to purchase any and all of the $750 million aggregate principal amount of our 2.875% senior fixed rate notes due in 2021 for aggregate cash consideration paid of $771 million. The loss on extinguishment of $10 million (including an immaterial amount of fees and other costs associated with the tender) and the premium of $11 million were recorded in interest and other, net in our consolidated statement of income. In addition, we paid accrued interest up to the settlement date.

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

The effective interest rates for our senior notes include the interest payable, the amortization of debt issuance costs and the amortization of any original issue discount and premium on these senior notes. Interest on these senior notes is payable either quarterly or semiannually. Interest expense associated with these senior notes, including amortization of debt issuance costs, during the years ended December 31, 2021, 2020 and 2019 was approximately $257 million, $284 million and $301 million, respectively. As of December 31, 2021 and 2020, the estimated fair value of these senior notes, using Level 2 inputs, was approximately $9.5 billion and $8.3 billion, respectively.

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. As of December 31, 2021 and 2020, there were no commercial paper notes outstanding.

Credit Agreement

In March 2020, we entered into a credit agreement that provides for an unsecured $2 billion five-year credit facility. We may also, subject to the agreement of the applicable lenders, increase commitments under the revolving

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
credit facility by up to $1 billion. Funds borrowed under the credit agreement may be used for working capital, capital expenditures, acquisitions and other general corporate purposes. The credit agreement replaced our prior $2 billion unsecured revolving credit agreement dated November 2015, which was terminated effective March 2020.

As of December 31, 2021, no borrowings were outstanding under our $2 billion credit agreement. However, as described above, we have an up to $1.5 billion commercial paper program and are required to maintain available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due, in an aggregate amount of $1.5 billion. As of December 31, 2021, no borrowings were outstanding under our commercial paper program; therefore, $2 billion of borrowing capacity was available for other purposes permitted by the credit agreement, subject to customary conditions to borrowing. The credit agreement includes a covenant limiting our consolidated leverage ratio to no more than 4.0:1.0, subject to, upon the occurrence of a qualified material acquisition, if so elected by us, a step-up to 4.5:1.0 for the four fiscal quarters completed following such qualified material acquisition. The credit agreement includes customary events of default, with corresponding grace periods in certain circumstances, including payment defaults, cross-defaults and bankruptcy-related defaults. In addition, the credit agreement contains customary affirmative and negative covenants, including restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case, subject to customary exceptions. The credit agreement also contains customary representations and warranties.

We were in compliance with all financial covenants in our outstanding debt instruments for the period ended December 31, 2021.

Future Maturities

The following table presents expected future principal maturities as of the date indicated (in millions):

December 31, 2021
Fiscal Years:
2022	$1,355
2023	1,150
2024	750
2025	800
2026	750
Thereafter	4,300
Total future maturities	$9,105

In February 2022, the company redeemed the $750 million aggregate principal amount of the 3.800% senior notes due March 2022. Total cash consideration paid was $750 million, as the redemption price was equal to 100% of the principal amount. In addition, we paid accrued and unpaid interest on the principal amount.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 11 — Leases

We have operating leases for office space, data centers and other corporate assets that we utilize under lease arrangements.

The following table presents a summary of leases by balance sheet location as of the dates indicated (in millions):

		December 31,
	Balance Sheet Location	2021	2020
Assets
Operating	Operating lease right-of-use (“ROU”) assets	$289	$430

Liabilities
Operating - current	Accrued expenses and other current liabilities	$150	$153
Operating - noncurrent	Operating lease liabilities	200	316
Total lease liabilities		$350	$469

The following table presents components of lease expense for the periods indicated (in millions):

		Year Ended December 31,
	Statement of Income Location	2021	2020	2019
Operating lease costs (1)	Cost of net revenues, Sales and marketing, Product development and General and administrative expenses	$178	$160	$168
(1)Includes variable lease payments and sublease income that were immaterial for the years ended December 31, 2021, 2020 and 2019.

The following table presents the maturity of lease liabilities under our non-cancelable operating leases as of the date indicated (in millions):

December 31, 2021
2022	$156
2023	110
2024	38
2025	27
2026	14
Thereafter	21
Total lease payments	366
Less interest	(16)
Present value of lease liabilities	$350

Rent expense for the years ended December 31, 2021, 2020 and 2019 totaled $192 million, $176 million and $179 million, respectively. Rent expense includes operating lease costs as well as expense for non-lease components such as common area maintenance.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table presents supplemental information related to our leases included in the consolidated balance sheet as of the dates indicated:

	December 31,
	2021	2020
Weighted average remaining lease term
Operating leases	3.11 years	3.74 years

Weighted average discount rate
Operating leases	2.06%	2.04%

The following table presents supplemental information related to our leases for the periods indicated (in millions):

	Year Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$165	$145	$152

ROU assets obtained in exchange for new lease obligations:
Operating leases	$38	$84	$87

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 12 — Commitments and Contingencies

Off-Balance Sheet Arrangements

As of December 31, 2021, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

We have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under the arrangement. As of December 31, 2021, we had a total of $3.7 billion in aggregate cash deposits, partially offset by $3.5 billion in cash withdrawals, held within the financial institution under the cash pooling arrangement.

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

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable were not material for the year ended December 31, 2021. We have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to significant uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material. Legal fees are expensed as incurred.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

From time to time, the Company receives subpoenas or requests for information from various government agencies, typically for potential misconduct by sellers on the Company’s Marketplace platforms. More recently, the Company has received subpoenas or requests for information from government agencies related to potential liability of the Company for products sold by sellers on the Marketplace platforms. The Company generally responds to government subpoenas and requests in the ordinary course of business and in a cooperative, thorough and timely manner. These responses sometimes require time and effort and can result in considerable costs being incurred by the Company.

In this regard, the Company has responded to inquiries from the U.S. Department of Justice regarding products sold on the Marketplace platforms alleged to violate certain laws and regulations, including regulations of the Environmental Protection Agency and, separately, regulations of the Drug Enforcement Agency. If the Company is found to be liable for such activities on the Marketplace, it could be subject to monetary damages, changes in our business practices, or other remedies that could have a material adverse impact on our business. At this time, we are unable to estimate the possible loss because the matters are still under investigation and involve novel legal questions relevant to the Company’s potential liability. Given the uncertainties involved, the ultimate resolution of these matters may be material to our operating results for a particular period, depending on, among other factors, the size of the loss or liability imposed and the level of our net income or loss for that period.

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

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 13 — Stockholders’ Equity

Preferred Stock

We are authorized, subject to limitations prescribed by Delaware law, to issue preferred stock in one or more series; to establish the number of shares included within each series; to fix the rights, preferences and privileges of the shares of each wholly unissued series and any related qualifications, limitations or restrictions; and to increase or decrease the number of shares of any series (but not below the number of shares of a series then outstanding) without any further vote or action by our stockholders. As of December 31, 2021 and 2020, there were 10 million shares of $0.001 par value preferred stock authorized for issuance, and no shares issued or outstanding.

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

In January 2019, our Board authorized a $4.0 billion stock repurchase program, in January 2020 our Board authorized an additional $5.0 billion stock repurchase program, in February 2021 our Board authorized an additional $4.0 billion stock repurchase program and in August 2021 our Board authorized an additional $3.0 billion stock repurchase program. These stock repurchase programs have no expiration from the date of authorization.

In February 2022, our Board authorized an additional $4.0 billion stock repurchase program, with no expiration from the date of authorization.

On October 29, 2021, we entered into accelerated share repurchase agreements (the “2021 ASR Agreements”) with two financial institutions (each a “2021 ASR Counterparty”), as part of our share repurchase program. Under the 2021 ASR Agreements, we paid an aggregate amount of $2.5 billion to the 2021 ASR Counterparties and received an initial delivery of approximately 29.3 million shares of our common stock, which were recorded as a $2,125 million increase to treasury stock. In December 2021, the 2021 ASR Agreement with one of the 2021 ASR Counterparties settled and resulted in a delivery of approximately 3.4 million additional shares of our common stock, which were recorded as a $187.5 million increase to treasury stock. The remaining $187.5 million was evaluated as an unsettled forward contract indexed to our own stock, classified within stockholders’ equity.

Subsequent to December 31, 2021, the 2021 ASR Agreement with the remaining 2021 ASR Counterparty settled and resulted in a delivery of approximately 3.3 million additional shares of our common stock. The related forward contract was settled and recorded as a $187.5 million increase to treasury stock. In total under the 2021 ASR Agreements, approximately 36.0 million shares were repurchased at an average price per share of $69.43.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
On February 13, 2020, we entered into accelerated share repurchase agreements (the “2020 ASR Agreements”) with three financial institutions (each a “2020 ASR Counterparty”), as part of our share repurchase program. Under the 2020 ASR Agreements, we paid an aggregate amount of $3.0 billion to the 2020 ASR Counterparties and received an initial delivery of approximately 69 million shares of our common stock, which shares were recorded as a $2.55 billion increase to treasury stock. The remaining $450 million was evaluated as an unsettled forward contract indexed to our own stock, classified within stockholders’ equity. In July 2020, the 2020 ASR Agreements settled and resulted in approximately 74 million shares repurchased at an average price per share of $40.77 and the forward contract was settled and recorded as an increase to treasury stock.

The stock repurchase activity under our stock repurchase programs during 2021 was as follows (in millions, except per share amounts):

	Shares Repurchased (1)	Average Price per Share (2)	Value of Shares Repurchased (2)	Remaining Amount Authorized
Balance as of January 1, 2021				$2,033
Authorization of additional plan in February 2021				4,000
Authorization of additional plan in August 2021				3,000
Repurchase of shares of common stock	67	$67.86	$4,542	(4,542)
Accelerated share repurchases (3)	33		$2,312	$(2,312)
Unsettled forward contract for share repurchase	—		$188	$(188)
Balance as of December 31, 2021				$1,991
(1)These repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. None of the repurchased shares of common stock have been retired.
(2)Excludes broker commissions.
(3)As indicated above, under the 2021 ASR Agreements, we paid an aggregate amount of $2.5 billion to the 2021 ASR Counterparties and received an initial delivery of 29.3 million shares of our common stock. In December 2021, we settled a 2021 ASR Agreement with one of the 2021 ASR Counterparties and received 3.4 million additional shares. In January 2022, the 2021 ASR Agreement with the remaining ASR Counterparty settled and resulted in delivery of approximately 3.3 million additional shares.

Dividends

The company paid a total of $466 million, $447 million and $473 million in cash dividends during the years ended December 31, 2021, 2020 and 2019, respectively. In February 2022, we declared a cash dividend of $0.22 per share of common stock to be paid on March 18, 2022 to stockholders of record as of March 10, 2022.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 14 — Employee Benefit Plans

Equity Incentive Plans

We have equity incentive plans under which we grant equity awards, including stock options, restricted stock units (“RSUs”), performance-based restricted stock units (“PBRSUs”), stock payment awards, performance share units and total shareholder return performance share units (“TSR PSUs”), to our directors, officers and employees. As of December 31, 2021, 755 million shares were authorized under our equity incentive plans and 40 million shares were available for future grant.

RSU awards granted to eligible employees under our equity incentive plans generally vest in annual or quarterly installments over a period of three to five years, are subject to the employees’ continuing service to us and do not have an expiration date.

In 2021, 2020 and 2019, certain executives were eligible to receive PBRSUs. PBRSU awards are subject to performance and time-based vesting requirements. The target number of shares subject to the PBRSU award are adjusted based on our business performance measured against the performance goals approved by the Compensation and Human Capital Committee at the beginning of the performance period. Generally, if the performance criteria are satisfied, one-half of the award vests in March following the end of the performance period and the other half of the award vests in March of the following year.

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

Deferred Stock Units

Prior to December 31, 2016, we granted deferred stock units to each non-employee director (other than Mr. Omidyar) at the time of our annual meeting of stockholders and to new non-employee directors upon their election to the Board. Each deferred stock unit award granted to a new non-employee director upon election to the Board vests 25% one year from the date of grant, and at a rate of 2.08% per month thereafter. In addition, directors were permitted to elect to receive, in lieu of annual retainer and committee chair fees and at the time these fees would otherwise be payable, fully vested deferred stock units with an initial value equal to the amount based on the fair market value of common stock at the date of grant. Following termination of a non-employee director’s service on the Board, deferred stock units granted prior to August 1, 2013 are payable in stock or cash (at our election), while deferred stock units granted on or after August 1, 2013 are payable solely in stock. As of December 31, 2021, there were approximately 109,993 deferred stock units outstanding, which are included in our restricted stock unit activity below. As of December 31, 2016, we no longer grant deferred stock units.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (“ESPP”) for all eligible employees. Under the plan, shares of our common stock may be purchased over an offering period with a maximum duration of two years at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last day of the six-month purchase period. Employees may purchase shares having a value not exceeding 10% of their eligible compensation during an offering period. During 2021, 2020 and 2019, employees purchased approximately 2 million, 3 million and 3 million shares under this plan at average prices of $38.93, $25.93 and $25.24 per share, respectively. As of December 31, 2021, approximately 3 million shares of common stock were reserved for future issuance.

Stock Option Activity

No stock options were granted in 2021, 2020 and 2019.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
During 2021, 2020 and 2019, the aggregate intrinsic value of options exercised under our equity incentive plans was $2 million, $15 million and $20 million, respectively, determined as of the date of option exercise.

Restricted Stock Unit Activity

The following table presents RSU activity (including PBRSUs that have been earned) under our equity incentive plans as of and for the year ended December 31, 2021 (in millions, except per share amounts):

	Units	Weighted Average Grant-Date Fair Value (per share)
Outstanding as of January 1, 2021	25	$35.85
Awarded and assumed	12	$63.98
Vested	(11)	$39.93
Forfeited	(6)	$40.56
Outstanding as of December 31, 2021	20	$48.73
Expected to vest as of December 31, 2021	17

During 2021, 2020 and 2019, the aggregate intrinsic value of RSUs vested under our equity incentive plans was $697 million, $552 million and $609 million, respectively.

Stock-Based Compensation Expense

The following table presents stock-based compensation expense from continuing operations for the periods indicated (in millions):

	Year Ended December 31,
	2021	2020	2019
Cost of net revenues	$47	$40	$44
Sales and marketing	83	85	69
Product development	196	154	164
General and administrative	151	138	138
Total stock-based compensation expense	$477	$417	$415
Capitalized in product development	$12	$14	$14

As of December 31, 2021, there was approximately $735 million of unearned stock-based compensation that will be expensed from 2022 through 2026. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel all or a portion of the remaining unearned stock-based compensation expense. Future unearned stock-based compensation will increase to the extent we grant additional equity awards, change the mix of grants between stock options and restricted stock units or assume unvested equity awards in connection with acquisitions.

Employee Savings Plans

We have a defined contribution plan, which is qualified under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 50% of their eligible compensation, but not more than statutory limits. During the years ended December 31, 2021, 2020 and 2019, we contributed one dollar for each dollar a participant contributed, with a maximum contribution of 4% of each employee’s eligible compensation, subject to a maximum employer contribution of $11,600, $11,400 and $11,200 per employee for each period, respectively. Our non-U.S. employees are covered by various other savings plans. Total expense for these plans was $54 million, $46 million and $45 million for the years ended December 31, 2021, 2020 and 2019, respectively.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 15 — Income Taxes

The following table presents the components of income from continuing operations before taxes for the periods indicated (in millions):

	Year Ended December 31,
	2021	2020	2019
United States	$1,608	$1,167	$179
International	(1,210)	2,178	1,473
	$398	$3,345	$1,652

The following table summarizes the income tax provision (benefit) for the periods indicated (in millions):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$472	$266	$48
State and local	128	87	23
Foreign	228	91	149
	$828	$444	$220
Deferred:
Federal	$(755)	$(73)	$(159)
State and local	(125)	(8)	(44)
Foreign	198	495	202
	(682)	414	(1)
	$146	$858	$219

The following table presents a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate of 21% to income before income taxes for the periods indicated (in millions):

	Year Ended December 31,
	2021	2020	2019
Provision at statutory rate	$84	$703	$347
Foreign income taxed at different rates	19	19	13
Other taxes on foreign operations	89	19	(19)
Stock-based compensation	(26)	(4)	(4)
State taxes, net of federal benefit	3	80	(24)
Research and other tax credits	(39)	(28)	(29)
Impact of tax rate change	(3)	43	(21)
Effective settlement of audits	—	—	(69)
Non-deductible executive compensation	10	9	10
Other	9	17	15
	$146	$858	$219

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to be reversed. The following table summarizes significant deferred tax assets and liabilities as of the dates indicated (in millions):

	As of December 31,
	2021	2020
Deferred tax assets:
Net operating loss, capital loss and credits	$191	$173
Accruals and allowances	356	390
Stock-based compensation	12	10
Amortizable tax basis in intangibles	3,174	3,471
Net deferred tax assets	3,733	4,044
Valuation allowance	(136)	(149)
	3,597	3,895
Deferred tax liabilities:
Outside basis differences	(3,136)	(2,165)
Acquisition-related intangibles	(37)	(36)
Depreciation and amortization	(202)	(219)
Net unrealized gain on investments	(84)	(307)
	(3,459)	(2,727)
	$138	$1,168

As of December 31, 2021, our federal, state and foreign net operating loss carryforwards for income tax purposes were approximately $13 million, $43 million and $248 million, respectively. The federal and state net operating loss carryforwards are subject to various limitations under Section 382 of the Internal Revenue Code and applicable state tax laws. If not utilized, the federal and state net operating loss carryforwards will begin to expire in 2024 and 2023, respectively. The carryforward periods on our foreign net operating loss carryforwards are as follows: $5 million do not expire and $243 million are subject to valuation allowance and begin to expire in 2027. As of December 31, 2021, state tax credit carryforwards for income tax purposes were approximately $175 million. Most of the state tax credits carry forward indefinitely.

As of December 31, 2021 and 2020, we maintained a valuation allowance with respect to certain of our deferred tax assets relating primarily to operating losses in certain non-U.S. jurisdictions and certain state tax credits that we believe are not likely to be realized.

We have recognized the tax consequences of all foreign unremitted earnings and management has no specific plans to indefinitely reinvest the unremitted earnings of our foreign subsidiaries as of the balance sheet date. Accordingly, as of December 31, 2021 and 2020, $697 million and $791 million, respectively, of our liability for deemed repatriation of foreign earnings was included in other liabilities on our consolidated balance sheet. We have not provided for deferred taxes on outside basis differences in our investments in our foreign subsidiaries that are unrelated to unremitted earnings. These basis differences will be indefinitely reinvested. A determination of the unrecognized deferred taxes related to these other components of our outside basis difference is not practicable.

In connection with the transfer of our Classifieds business on June 24, 2021 we recorded $2.1 billion of income tax expense as part of income from discontinued operations, of which $1.7 billion was a deferred tax liability for the outside basis difference related to our receipt of Adevinta shares. Through the remainder of 2021, the deferred tax liability has decreased with the change in fair value of the Adevinta investment, which has been recorded in income from continuing operations following the transaction close date through December 31, 2021.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table presents changes in unrecognized tax benefits for the periods indicated (in millions):

	Year Ended December 31,
	2021	2020	2019
Gross amounts of unrecognized tax benefits as of the beginning of the period	$420	$387	$544
Increases related to prior period tax positions	6	30	37
Decreases related to prior period tax positions	(5)	(15)	(114)
Increases related to current period tax positions	42	39	28
Settlements	(2)	(21)	(108)
Gross amounts of unrecognized tax benefits as of the end of the period	$461	$420	$387

As of December 31, 2021, gross amounts of unrecognized tax benefits of $461 million included $50 million of unrecognized tax benefits indemnified by PayPal. As of December 31, 2020, gross amounts of unrecognized tax benefits of $420 million included $50 million of unrecognized tax benefits indemnified by PayPal. If total unrecognized tax benefits were realized in a future period, it would result in a tax benefit of $318 million. Of this amount, approximately $46 million of unrecognized tax benefit is indemnified by PayPal and a corresponding receivable would be reduced upon a future realization. As of December 31, 2021, our liabilities for unrecognized tax benefits were included in other liabilities on our consolidated balance sheet.

We recognize interest and/or penalties related to uncertain tax positions in income tax expense. In 2021 and 2020, tax benefits of $6 million and $10 million, respectively, were included in tax expense for interest and penalties. The amount of interest and penalties accrued as of December 31, 2021 and 2020 was approximately $46 million and $39 million, respectively.

We are subject to both direct and indirect taxation in the U.S. and various states and foreign jurisdictions. We are under examination by certain tax authorities for the 2010 to 2020 tax years. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these or other examinations. The material jurisdictions where we are subject to potential examination by tax authorities for tax years after 2009 include, among others, the U.S. (Federal and California), Germany, Israel, Singapore, Switzerland and the United Kingdom.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 16 — Gain (Loss) on Equity Investments and Warrant, Net and Interest and Other, Net

The following table presents components of gain (loss) on equity investments and warrant, net for the periods indicated (in millions):

	Year Ended December 31,
	2021	2020	2019
Change in fair value of equity investment in Adevinta	$(3,070)	$—	$—
Gain (loss) on sale of shares in Adevinta (1)	9	—	—
Change in fair value of warrant	354	770	133
Change in fair value of equity investment in Adyen	(10)	—	—
Change in fair value of equity investment in KakaoBank	403	239	—
Gain (loss) on sale of shares in KakaoBank	83	—	—
Impairment of equity investment in Paytm Mall	(160)	—	—
Gain (loss) on other investments (2)	26	(2)	—
Total gain (loss) on equity investments and warrant, net	$(2,365)	$1,007	$133
(1)Gain (loss) on sale of shares in Adevinta included an $88 million gain recognized on the sale of the shares offset by a $79 million loss from the change in fair value of the shares sold through the date of sale.
(2)Gain (loss) on other investments primarily included: (i) in 2021, primarily a $41 million upward adjustment and a $10 million impairment recorded on equity investments without readily determinable fair values; (ii) in 2020, primarily a $40 million impairment recorded on an investment and a $37 million gain for the receipt of proceeds that were held in escrow related to a long-term investment that was sold in 2018.

The following table presents components of interest and other, net for the periods indicated (in millions):

	Year Ended December 31,
	2021	2020	2019
Interest income	$19	$38	$112
Interest expense	(269)	(304)	(311)
Foreign exchange and other	90	(32)	(52)
Total interest and other, net	$(160)	$(298)	$(251)

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 17 — Accumulated Other Comprehensive Income

The following tables summarize the changes in AOCI for the periods indicated (in millions):

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2020	$(85)	$5	$654	$42	$616
Other comprehensive income (loss) before reclassifications	91	(11)	(201)	(17)	(138)
Less: Amount of gain (loss) reclassified from AOCI	(59)	1	125	13	80
Net current period other comprehensive income (loss)	150	(12)	(326)	(30)	(218)
Balance as of December 31, 2021	$65	$(7)	$328	$12	$398

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2019	$(9)	$5	$363	$25	$384
Other comprehensive income (loss) before reclassifications	(61)	—	291	14	244
Less: Amount of gain (loss) reclassified from AOCI	15	—	—	(3)	12
Net current period other comprehensive income (loss)	(76)	—	291	17	232
Balance as of December 31, 2020	$(85)	$5	$654	$42	$616

The following table summarizes reclassifications out of AOCI for periods indicated (in millions):

Details about AOCI Components	Affected Line Item in the Statement of Income	Amount of Gain (Loss) Reclassified from AOCI for the Year Ended December 31,
		2021	2020
Gains (losses) on cash flow hedges
Foreign exchange contracts	Net revenues	$(65)	$15
Foreign exchange contracts	Cost of net revenues	4	—
Interest rate contracts	Interest and other, net	2	—
	Total, from continuing operations before income taxes	(59)	15
	Income taxes	13	(3)
	Total, from continuing operations net of income taxes	(46)	12

Unrealized gains (losses) on investments	Interest and other, net	1	—
	Total, before income taxes	1	—
	Income taxes	—	—
	Total, net of income taxes	1	—

Foreign currency translation	Discontinued operations net of income taxes	125	—

Total reclassifications for the period	Total, net of income taxes	$80	$12

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 18 — Restructuring

The following table summarizes restructuring reserve activity during 2021 (in millions):

Employee Severance and Benefits
Accrued liability as of January 1, 2021	$—
Charges	35
Payments	(34)
Accrued liability as of December 31, 2021	$1

During the first quarter of 2021, management approved plans that included the reduction in workforce and other exit costs. The reduction was substantially completed in the first quarter of 2021 and resulted in a pre-tax charge of $35 million.

During the first quarter of 2020 we substantially completed the reduction in workforce that was approved by management during the fourth quarter of 2019. We incurred pre-tax restructuring charges of approximately $7 million primarily during the first quarter of 2020 in connection with the action taken in the fourth quarter of 2019 and made payments of approximately $34 million during 2020.

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

The restructuring charges incurred in 2021, 2020 and 2019 were included in general and administrative expenses in the consolidated statement of income.

Supplementary Data — Quarterly Financial Data — Unaudited

The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters in the two year period ended December 31, 2021. This quarterly information has been prepared on the same basis as the Consolidated Financial Statements and includes all adjustments necessary to state fairly the information for the periods presented. Our StubHub, Classifieds and Korea businesses are classified as discontinued operations.

Quarterly Financial Data
(Unaudited, in millions, except per share amounts)

	Quarter Ended
	March 31	June 30	September 30	December 31
2021
Net revenues	$2,638	$2,668	$2,501	$2,613
Gross profit	$2,032	$1,996	$1,823	$1,919
Income (loss) from continuing operations	$568	$294	$283	$(893)
Income (loss) from discontinued operations, net of income taxes	$73	$10,440	$(19)	$2,862
Net income (loss)	$641	$10,734	$264	$1,969
Income (loss) per share - basic:
Continuing operations	$0.83	$0.44	$0.44	$(1.47)
Discontinued operations	0.11	15.48	(0.03)	4.72
Net income (loss) per share - basic	$0.94	$15.92	$0.41	$3.25
Income (loss) per share - diluted:
Continuing operations	$0.82	$0.43	$0.43	$(1.47)
Discontinued operations	0.10	15.25	(0.03)	4.72
Net income (loss) per share - diluted	$0.92	$15.68	$0.40	$3.25
Weighted-average shares:
Basic	681	674	647	606
Diluted	693	685	658	606

	Quarter Ended
	March 31	June 30	September 30	December 31
2020
Net revenues	$1,821	$2,337	$2,258	$2,478
Gross profit	$1,467	$1,920	$1,780	$1,930
Income from continuing operations	$421	$689	$605	$772
Income (loss) from discontinued operations, net of income taxes	$2,991	$57	$59	$73
Net income (loss)	$3,412	$746	$664	$845
Income per share - basic:
Continuing operations	$0.56	$0.98	$0.87	$1.12
Discontinued operations	3.97	0.08	0.08	0.11
Net income (loss) per share - basic	$4.53	$1.06	$0.95	$1.23
Income (loss) per share - diluted:
Continuing operations	$0.56	$0.97	$0.86	$1.11
Discontinued operations	3.95	0.08	0.08	0.10
Net income (loss) per share - diluted	$4.51	$1.05	$0.94	$1.21
Weighted-average shares:
Basic	753	703	696	688
Diluted	757	711	708	697

eBay Inc.
FINANCIAL STATEMENT SCHEDULE
The Financial Statement Schedule II — VALUATION AND QUALIFYING ACCOUNTS for continuing operations as of and for the years ended December 31, 2021, 2020 and 2019.

	Balance at Beginning of Period	Charged/ Credited to Net Income	Charged to Other Account	Charges Utilized/ Write-offs	Balance at End of Period
	(In millions)
Allowances for Doubtful Accounts
Year Ended December 31, 2019	$63	$109	$—	$(91)	$81
Year Ended December 31, 2020	$81	$132	$—	$(116)	$97
Year Ended December 31, 2021	$97	$79	$—	$(134)	$42

Allowance for Authorized Credits
Year Ended December 31, 2019	$31	$(3)	$—	$—	$28
Year Ended December 31, 2020	$28	$11	$—	$—	$39
Year Ended December 31, 2021	$39	$(8)	$—	$1	$32

Allowance for Transaction Losses
Year Ended December 31, 2019	$23	$153	$—	$(153)	$23
Year Ended December 31, 2020	$23	$198	$—	$(189)	$32
Year Ended December 31, 2021	$32	$343	$—	$(287)	$88

Tax Valuation Allowance
Year Ended December 31, 2019	$62	$42	$(1)	$(7)	$96
Year Ended December 31, 2020	$96	$53	$—	$—	$149
Year Ended December 31, 2021	$149	$6	$(12)	$(7)	$136

INDEX TO EXHIBITS

No.	Exhibit Description	Filed or Furnished with this 10-K	Incorporated by Reference
			Form	File No.	Date Filed

2.01	Separation and Distribution Agreement by and between Registrant and PayPal Holdings, Inc. dated as of June 26, 2015.		8-K	000-24821	6/30/2015

2.02*	Stock Purchase Agreement, dated as of November 24, 2019 by and among eBay Inc., eBay International AG, PUG LLC, and solely for the purposes set forth therein, Pugnacious Endeavors, Inc.		8-K	001-37713	11/25/2019

2.03	Transaction Agreement, dated as of July 20, 2020 by and between eBay Inc., and Adevinta ASA.		8-K	001-37713	7/22/2020

2.04	Letter Agreement, dated as of October 16, 2020, amending Transaction Agreement, dated as of July 20, 2020, by and between eBay Inc., and Adevinta ASA.		10-K	001-37713	2/4/2021

2.05	Securities Purchase Agreement, dated as of June 30, 2021, by and among eBay Inc., eBay KTA (UK) Ltd., Emerald SPV Co., Ltd., and, solely for the purposes set forth therein, E-mart Inc.		8-K	001-37713	6/30/2021

2.06	Share Purchase Agreement, dated as of July 14, 2021, by and among eBay Inc., eBay International Management B.V. and Astinlux Finco S.à r.l.		10-Q	001-37713	10/28/2021

3.01	Registrant’s Amended and Restated Certificate of Incorporation.		10-Q	001-37713	7/18/2019

3.02	Registrant’s Amended and Restated Bylaws.		10-Q	001-37713	7/18/2019

4.01	Form of Specimen Certificate for Registrant’s Common Stock.		S-1	333-59097	8/19/1998

4.02	Indenture dated as of October 28, 2010 between Registrant and Wells Fargo Bank, National Association, as trustee.		8-K	000-24821	10/28/2010

4.03	Supplemental Indenture dated as of October 28, 2010 between Registrant and Wells Fargo Bank, National Association, as trustee.		8-K	000-24821	10/28/2010

4.05	Officer’s Certificate dated July 24, 2012.		8-K	000-24821	7/24/2012

4.06	Forms of 2.600% Note due 2022 and 4.000% Note due 2042 (included in Exhibit 4.05).		8-K	000-24821	7/24/2012

4.07	Officer’s Certificate dated July 28, 2014.		8-K	000-24821	7/28/2014

4.08	Form of 3.450% Note due 2024 (included in Exhibit 4.07).		8-K	000-24821	7/28/2014

4.09	Officer’s Certificate dated March 9, 2016.		8-K	001-37713	3/9/2016

4.10	Form of 3.800% Note due 2022 (included in Exhibit 4.09).		8-K	001-37713	3/9/2016

4.11	Officer’s Certificate dated June 6, 2017.		8-K	001-37713	6/6/2017

4.12	Form of Floating Rate Note due 2023, 2.150% Note due 2020, 2.750% Note due 2023 and 3.600% Note due 2027 (included in Exhibit 4.11).		8-K	001-37713	6/6/2017

4.13	Officer’s Certificate dated March 11, 2020.		8-K	001-37713	3/11/2020

4.14	Form of Note due 2025, 1.900% and Note due 2030, 2.700% (included in Exhibit 4.13).		8-K	001-37713	3/11/2020

4.15	Officer’s Certificate dated June 15, 2020.		8-K	001-37713	6/15/2020

4.16	Form of Note due 2025, 1.900% and Note due 2030, 2.700% (included in Exhibit 4.15).		8-K	001-37713	6/15/2020

No.	Exhibit Description	Filed or Furnished with this 10-K	Incorporated by Reference
			Form	File No.	Date Filed
4.17	Description of Securities.		10-K	001-37713	1/31/2020

4.18	Officers’ Certificate dated May 10, 2021 establishing the terms of the 1.400% Notes due 2026, 2.600% Notes due 2031 and the 3.650% Notes due 2051		8-K	001-37713	5/10/2021

4.19	Form of 1.400% Note Due 2026 (included in Exhibit 4.18)		8-K	001-37713	5/10/2021

4.20	Form of 2.600% Note Due 2031 (included in Exhibit 4.18)		8-K	001-37713	5/10/2021

4.21	Form of 3.650% Note Due 2051 (included in Exhibit 4.18)		8-K	001-37713	5/10/2021

10.01+	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers.		S-1	333-59097	7/15/1998

10.02+	Registrant’s 2003 Deferred Stock Unit Plan, as amended.		10-K	000-24821	2/28/2007

10.03+	Amendment to Registrant’s 2003 Deferred Stock Unit Plan, effective April 2, 2012.		10-Q	000-24821	7/19/2012

10.04+	Form of Director Award Agreement under Registrant’s 2003 Deferred Stock Unit Plan.		10-Q	000-24821	7/19/2012

10.05+	Form of Electing Director Award Agreement under Registrant’s 2003 Deferred Stock Unit Plan.		10-Q	000-24821	7/19/2012

10.06+	Form of New Director Award Agreement under Registrant’s 2003 Deferred Stock Unit Plan.		10-Q	000-24821	7/19/2012

10.07+	Form of 2003 Deferred Stock Unit Plan Restricted Stock Unit Grant Notice and Agreement.		10-Q/A	000-24821	4/24/2008

10.08+	Registrant’s 2008 Equity Incentive Award Plan, as amended and restated.		8-K	001-37713	4/27/2016

10.09+	Form of Restricted Stock Unit Award Agreement under Registrant’s 2003 Deferred Stock Unit Plan and Registrant’s 2008 Equity Incentive Plan.		10-Q	000-24821	7/19/2012

10.10+	Form of Restricted Stock Unit Award Agreement (with Modified Vesting) under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	7/19/2012

10.11+	Form of Stock Option Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	7/19/2012

10.12+	Form of Stock Option Agreement (with Modified Vesting) under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	7/19/2012

10.13+	Form of Director Deferred Stock Unit Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	7/19/2012

10.14+	Amended and Restated eBay Incentive Plan.		10-K	001-37713	2/4/2020

10.15+	eBay Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2022.	X

10.16+	eBay Inc. Employee Stock Purchase Plan.		DEF 14A	000-24821	3/19/2012

10.17	Credit Agreement, dated as of November 9, 2015, by and among Registrant, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto.		8-K	000-24821	11/12/2015

10.18+	Form of New Director Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	4/19/2013

10.19+	Form of Director Annual Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	4/19/2013

10.20+	Form of Electing Director Quarterly Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	4/19/2013

10.21+	Form of Global Stock Option Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	7/18/2014

No.	Exhibit Description	Filed or Furnished with this 10-K	Incorporated by Reference
			Form	File No.	Date Filed

10.22+	Form of Global Restricted Stock Unit Agreement (and Performance-Based Restricted Stock Unit Agreement) under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	7/18/2014

10.23+	Form of Performance Based Restricted Stock Unit Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	001-37713	4/27/2016

10.24+	Form of Stock Payment Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	001-37713	7/21/2016

10.25+	Form of Director Restricted Stock Unit Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	001-37713	7/21/2016

10.26+	Form of Performance Based Restricted Stock Unit Award Grant Notice and Performance Based Restricted Stock Unit Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-K	001-37713	1/30/2019

10.27+	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-K	001-37713	1/30/2019

10.28+	Notice Regarding Payment of Dividend Equivalents on Restricted Stock Units and Performance-Based Restricted Stock Units under Registrant’s 2008 Equity Incentive Award Plan.		10-K	001-37713	1/30/2019

10.29	Amendment dated June 30, 2016, to the Operating Agreement by and among Registrant, eBay International AG, PayPal Holdings, Inc., PayPal, Inc., PayPal Pte. Ltd. and PayPal Payments Pte. Holdings S.C.S.		10-Q	001-37713	7/21/2016

10.30	Operating Agreement, dated as of July 17, 2015, by and among Registrant, eBay International AG, PayPal Holdings, Inc., PayPal, Inc., PayPal Pte. Ltd. and PayPal Payments Pte. Holdings S.C.S.		8-K	000-24821	7/20/2015

10.31	Transition Services Agreement, dated as of July 17, 2015, by and between Registrant and PayPal Holdings, Inc.		8-K	000-24821	7/20/2015

10.32	Tax Matters Agreement, dated as of July 17, 2015, by and between Registrant and PayPal Holdings, Inc.		8-K	000-24821	7/20/2015

10.33	Employee Matters Agreement, dated as of July 17, 2015, by and between Registrant and PayPal Holdings, Inc.		8-K	000-24821	7/20/2015

10.34
Intellectual Property Matters Agreement, dated as of July 17, 2015, by and among Registrant, eBay International AG, PayPal Holdings, Inc., PayPal, Inc., PayPal Pte. Ltd. and PayPal Payments Pte. Holdings S.C.S.
			8-K	000-24821	7/20/2015

10.35+	Letter dated September 30, 2014 from Registrant to Scott Schenkel.		10-Q	000-24821	7/21/2015

10.36+	Offer Letter dated April 2, 2015 between Registrant and Marie Oh Huber.		10-Q	001-37713	4/27/2016

10.37+	Offer Letter dated February 1, 2017, between Registrant and Wendy Jones.		10-Q	001-37713	7/18/2019

10.38+	Offer Letter dated July 3, 2018, between Registrant and Wendy Jones.		10-Q	001-37713	7/18/2019

10.39+	Letter Agreement between Scott Schenkel and eBay Inc., dated October 11, 2019.		8-K	001-37713	10/16/2019

10.40+	Letter Agreement between Andrew Cring and eBay Inc., dated October 11, 2019.		8-K	001-37713	10/16/2019

10.41	Credit Agreement, dated as of March 6, 2020, by and among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent and the other parties thereto.		8-K	001-37713	3/11/2020

No.	Exhibit Description	Filed or Furnished with this 10-K	Incorporated by Reference
			Form	File No.	Date Filed
10.42+	Offer Letter dated July 7, 2019 between Registrant and Peter Thompson.		10-Q	001-37713	4/30/2020

10.43+	Offer Letter dated May 1, 2015 between Registrant and Kristin Yetto.		10-Q	001-37713	4/30/2020

10.44+	Letter Agreement between Jamie Iannone and eBay Inc., dated April 12, 2020.		10-Q	001-37713	7/29/2020

10.45+	Letter Agreement between Scott Schenkel and eBay Inc., dated April 13, 2020.		10-Q	001-37713	7/29/2020

10.46+	Amended and Restated eBay Inc. SVP and Above Standard Severance Plan, effective April 11, 2020.		10-Q	001-37713	7/29/2020

10.47+	Amended and Restated eBay Inc. Change in Control Severance Plan, effective April 11, 2020.		10-Q	001-37713	7/29/2020

10.48+	Letter Agreement between Andy Cring and eBay Inc., dated July 1, 2020.		10-Q	001-37713	10/29/2020

10.49+	Offer Letter dated May 7, 2021 between Registrant and Stephen Priest		10-Q	001-37713	8/12/2021

21.01	List of Subsidiaries.	X

23.01	PricewaterhouseCoopers LLP consent.	X

24.01	Power of Attorney (see signature page).	X

31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.02	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.01	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.02	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X

101
The following materials from the Annual Report on Form 10-K of eBay Inc. for the year ended December 31, 2021, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) eBay Inc. Consolidated Balance Sheets, (ii) eBay Inc. Consolidated Statements of Income, (iii) eBay Inc. Consolidated Statements of Comprehensive Income, (iv) eBay Inc. Consolidated Statements of Stockholders’ Equity and (v) eBay Inc. Consolidated Statements of Cash Flows. The instance document does not appear in the Interactive Data File because its XBRL tags are imbedded within the Inline XBRL document.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 24, 2022.

eBay Inc.

By:	/s/ Jamie Iannone
Jamie Iannone
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jamie Iannone, Steve Priest, Brian J. Doerger and Marie Oh Huber and each or any one of them, each with the power of substitution, his or her attorney-in-fact, to sign any amendments to this report, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2022.

Principal Executive Officer and Director:		Principal Financial Officer:

By:	/s/ Jamie Iannone	By:	/s/ Steve Priest
	Jamie Iannone		Steve Priest
	Chief Executive Officer		Chief Financial Officer

Principal Accounting Officer:

		By:	/s/ Brian J. Doerger
Brian J. Doerger
Vice President, Chief Accounting Officer

Additional Directors

By:	/s/ Paul S. Pressler	By:	/s/ Anthony J. Bates
	Paul S. Pressler		Anthony J. Bates
	Chairman of the Board and Director		Director

By:	/s/ Adriane M. Brown	By:	/s/ Diana Farrell
	Adriane M. Brown		Diana Farrell
	Director		Director

By:	/s/ Logan D. Green	By:	/s/ Bonnie S. Hammer
	Logan D. Green		Bonnie S. Hammer
	Director		Director

By:	/s/ E. Carol Hayles	By:	/s/ Kathleen C. Mitic
	E. Carol Hayles		Kathleen C. Mitic
	Director		Director

By:	/s/ Matthew J. Murphy	By:	/s/ Mohak Shroff
	Matthew J. Murphy		Mohak Shroff
	Director		Director

By:	/s/ Robert H. Swan	By:	/s/ Perry M. Traquina
	Robert H. Swan		Perry M. Traquina
	Director		Director