Form 10-Q
period 2022-03-31
EBAY INC
filed 2022-05-05
CIK 1065088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒
As of May 2, 2022, there were 559,842,135 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

eBay Inc.

PART I: FINANCIAL INFORMATION

Item 1:    Financial Statements (unaudited)

eBay Inc.
CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2022	December 31, 2021
	(In millions, except par value)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,798	$1,379
Short-term investments	3,771	5,944
Customer accounts and funds receivable	626	681
Other current assets	1,154	1,107
Total current assets	7,349	9,111
Long-term investments	2,213	2,575
Property and equipment, net	1,192	1,236
Goodwill	4,141	4,178
Operating lease right-of-use assets	570	289
Deferred tax assets	3,224	3,255
Equity investment in Adevinta	3,748	5,391
Other assets	543	591
Total assets	$22,980	$26,626
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$1,755	$1,355
Accounts payable	245	262
Customer accounts and funds payable	652	707
Accrued expenses and other current liabilities	1,851	1,927
Income taxes payable	479	371
Total current liabilities	4,982	4,622
Operating lease liabilities	481	200
Deferred tax liabilities	2,701	3,116
Long-term debt	6,578	7,727
Other liabilities	1,184	1,183
Total liabilities	15,926	16,848
Commitments and Contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 3,580 shares authorized; 571 and 594 shares outstanding	2	2
Additional paid-in capital	16,904	16,659
Treasury stock at cost, 1,146 and 1,121 shares	(44,809)	(43,371)
Retained earnings	34,615	36,090
Accumulated other comprehensive income	342	398
Total stockholders’ equity	7,054	9,778
Total liabilities and stockholders’ equity	$22,980	$26,626

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended March 31,
	2022	2021
	(In millions, except per share amounts)
	(Unaudited)
Net revenues	$2,483	$2,638
Cost of net revenues	689	606
Gross profit	1,794	2,032
Operating expenses:
Sales and marketing	478	546
Product development	301	304
General and administrative	226	246
Provision for transaction losses	96	88
Amortization of acquired intangible assets	1	7
Total operating expenses	1,102	1,191
Income from operations	692	841
Gain (loss) on equity investments and warrant, net	(2,291)	(36)
Interest and other, net	(50)	(81)
Income (loss) from continuing operations before income taxes	(1,649)	724
Income tax benefit (provision)	310	(156)
Income (loss) from continuing operations	(1,339)	568
Income (loss) from discontinued operations, net of income taxes	(2)	73
Net income (loss)	$(1,341)	$641

Income (loss) per share - basic:
Continuing operations	$(2.28)	$0.83
Discontinued operations	—	0.11
Net income (loss) per share - basic	$(2.28)	$0.94

Income (loss) per share - diluted:
Continuing operations	$(2.28)	$0.82
Discontinued operations	—	0.10
Net income (loss) per share - diluted	$(2.28)	$0.92

Weighted-average shares:
Basic	587	681
Diluted	587	693

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2022	2021
	(In millions)
	(Unaudited)
Net income (loss)	$(1,341)	$641
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation gains (losses)	(34)	(117)
Unrealized gains (losses) on investments, net	(51)	(3)
Tax benefit (expense) on unrealized gains (losses) on investments, net	13	—
Unrealized gains (losses) on hedging activities, net	20	74
Tax benefit (expense) on unrealized gains (losses) on hedging activities, net	(4)	(17)
Other comprehensive income (loss), net of tax	(56)	(63)
Comprehensive income (loss)	$(1,397)	$578

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Three Months Ended March 31,
	2022	2021
	(In millions, except per share amounts)
	(Unaudited)
Common stock:
Balance, beginning of period	$2	$2
Common stock issued	—	—
Common stock repurchased	—	—
Balance, end of period	2	2
Additional paid-in-capital:
Balance, beginning of period	16,659	16,497
Common stock and stock-based awards issued	1	1
Tax withholdings related to net share settlements of restricted stock units and awards	(61)	(69)
Stock-based compensation	111	116
Forward contract for share repurchases	188	—
Other	6	1
Balance, end of period	16,904	16,546
Treasury stock at cost:
Balance, beginning of period	(43,371)	(36,515)
Common stock repurchased	(1,438)	(292)
Balance, end of period	(44,809)	(36,807)
Retained earnings:
Balance, beginning of period	36,090	22,961
Net income (loss)	(1,341)	641
Dividends and dividend equivalents declared	(134)	(126)
Balance, end of period	34,615	23,476
Accumulated other comprehensive income:
Balance, beginning of period	398	616
Foreign currency translation adjustment	(34)	(117)
Change in unrealized gains (losses) on investments	(51)	(3)
Change in unrealized gains (losses) on derivative instruments	20	74
Tax benefit (provision) on above items	9	(17)
Balance, end of period	342	553
Total stockholders’ equity	$7,054	$3,770

Dividends and dividend equivalents declared per share or restricted stock unit	$0.22	$0.18

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2022	2021
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(1,341)	$641
Income (loss) from discontinued operations, net of income taxes	2	(73)
Adjustments:
Provision for transaction losses	96	88
Depreciation and amortization	118	134
Stock-based compensation	111	103
Loss (gain) on investments, net	14	(1)
Deferred income taxes	(376)	103
Change in fair value of warrant	115	36
Change in fair value of equity investment in Adevinta	1,643	—
Change in fair value of equity investment in Gmarket	182	—
Unrealized change in fair value of equity investment in KakaoBank	91	—
Unrealized change in fair value of equity investment in Adyen	80	—
Realized change in fair value of shares sold in Adyen	166	—
Loss (gain) on extinguishment of debt	—	10
Changes in assets and liabilities, net of acquisition effects	(272)	(93)
Net cash provided by continuing operating activities	629	948
Net cash provided by (used in) discontinued operating activities	(16)	94
Net cash provided by operating activities	613	1,042
Cash flows from investing activities:
Purchases of property and equipment	(83)	(83)
Purchases of investments	(5,475)	(3,424)
Maturities and sales of investments	6,827	3,772
Proceeds from the sale of shares in Adyen	473	—
Proceeds from the sale of shares in KakaoBank	27	—
Other	3	2
Net cash provided by continuing investing activities	1,772	267
Net cash provided by (used in) discontinued investing activities	—	(2)
Net cash provided by investing activities	1,772	265
Cash flows from financing activities:
Proceeds from issuance of common stock	1	—
Repurchases of common stock	(1,069)	(304)
Payments for taxes related to net share settlements of restricted stock units and awards	(61)	(20)
Payments for dividends	(129)	(122)
Repayment of debt	(750)	(1,156)
Net borrowings under commercial paper program	—	400
Net funds receivable and payable activity	56	97
Other	—	4
Net cash used in continuing financing activities	(1,952)	(1,101)
Net cash provided by (used in) discontinued financing activities	—	(68)
Net cash used in financing activities	(1,952)	(1,169)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(18)	(11)
Net increase in cash, cash equivalents and restricted cash	415	127
Cash, cash equivalents and restricted cash at beginning of period	1,406	1,594
Cash, cash equivalents and restricted cash at end of period	$1,821	$1,721
Less: Cash, cash equivalents and restricted cash of discontinued operations	—	199
Cash, cash equivalents and restricted cash of continuing operations at end of period	$1,821	$1,522

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued)

	Three Months Ended March 31,
	2022	2021
	(In millions)
	(Unaudited)
Supplemental cash flow disclosures:
Cash paid for:
Interest	$80	$104
Income taxes	$35	$75

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to provisions for transaction losses, legal contingencies, income taxes, revenue recognition, stock-based compensation, investments including level 3 investments in Gmarket and warrant, the recoverability of goodwill and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

Principles of Consolidation and Basis of Presentation

The accompanying condensed financial statements are consolidated and include the financial statements of eBay Inc., our wholly and majority-owned subsidiaries and variable interest entities (“VIE”) where we are the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. Minority interests are recorded as a noncontrolling interest. A qualitative approach is applied to assess the consolidation requirement for VIE’s. Equity investments in entities where we have not elected the fair value option and where we hold at least a 20% ownership interest or have the ability to exercise significant influence, but not control, over the investee are accounted for using the equity method of accounting. For such investments, our share of the investees’ results of operations is included in gain (loss) on equity investments and warrant, net and our equity investment balance is included in long-term investments. Equity investments in entities where we hold less than a 20% ownership interest are generally accounted for as equity investments to be measured at fair value or, under an election, at cost if it does not have readily determinable fair value, in which case the carrying value would be adjusted upon the occurrence of an observable price change in an orderly transaction for identical or similar instruments or impairment.

Upon the transfer of our Classifieds business to Adevinta ASA (“Adevinta”) on June 24, 2021, shares in Adevinta were included as part of total consideration received under the definitive agreement. The equity interest in Adevinta is accounted for under the fair value option. As of March 31, 2022, our ownership in Adevinta was 33%. Subsequent changes in fair value are included in gain (loss) on equity investments and warrant, net.

Additionally, upon completion of the sale of 80.01% of the outstanding equity interests of eBay Korea LLC, a limited liability company incorporated under the laws of Korea and a wholly owned subsidiary of eBay KTA (“eBay Korea”) to E-mart Inc. and one of its wholly owned subsidiaries (together, “Emart”) on November 14, 2021, we retained 19.99% of the outstanding equity interests of the new entity, Gmarket Global LLC (“Gmarket”) formerly known as Apollo Korea, which is accounted for under the fair value option. Subsequent changes in fair value are included in gain (loss) on equity investments and warrant, net and our equity investment balance is included in long-term investments.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2021. We have evaluated all subsequent events through the date these condensed consolidated financial statements were issued. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the condensed consolidated financial position, results of operations and cash flows for these interim periods.

Significant Accounting Policies

There were no significant changes to our significant accounting policies disclosed in “Note 1 — The Company and Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2021.

Recent Accounting Pronouncements Not Yet Adopted

In March 2022, the Financial Accounting Standards Board issued new guidance to expand the scope of financial assets that can be included in a closed portfolio hedged using the portfolio layer method to allow consistent accounting for similar hedges. The expanded scope permits the application of the same portfolio hedging method to both prepayable and nonprepayable financial assets. The standard will be effective for annual reporting periods beginning after December 15, 2022, including interim reporting periods within those fiscal years. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

The following table presents the computation of basic and diluted net income (loss) per share for the periods indicated (in millions, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Income (loss) from continuing operations	$(1,339)	$568
Income (loss) from discontinued operations, net of income taxes	(2)	73
Net income (loss)	$(1,341)	$641
Denominator:
Weighted average shares of common stock - basic	587	681
Dilutive effect of equity incentive awards	—	12
Weighted average shares of common stock - diluted	587	693

Income (loss) per share - basic:
Continuing operations	$(2.28)	$0.83
Discontinued operations	—	0.11
Net income (loss) per share - basic	$(2.28)	$0.94
Income (loss) per share - diluted:
Continuing operations	$(2.28)	$0.82
Discontinued operations	—	0.10
Net income (loss) per share - diluted	$(2.28)	$0.92
Common stock equivalents excluded from income (loss) per diluted share because their effect would have been anti-dilutive	7	1

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 3 — Discontinued Operations

Classifieds

On June 24, 2021, we completed the previously announced transfer of our Classifieds business to Adevinta for $2.5 billion in cash, subject to certain adjustments, and approximately 540 million shares in Adevinta which represented an equity interest of 44%. Together, the total consideration received under the definitive agreement was valued at approximately $13.3 billion, based on the closing trading price of Adevinta’s outstanding shares at the Oslo Stock Exchange on June 24, 2021. The transfer resulted in a pre-tax gain of $12.5 billion and related income tax expense of $2.1 billion, both within income from discontinued operations. The results of our Classifieds business have been presented as discontinued operations in our consolidated statement of income for all periods presented through June 24, 2021 as the transfer represented a strategic shift in our business that had a major effect on our operations and financial results.

In addition, upon closing we entered into a transition service agreement (“TSA”) with Adevinta to support the operations of Classifieds after the divestiture for fees of $29 million. This agreement commenced with the close of the transaction and has minimum initial terms ranging from 6 to 12 months and can be extended for a maximum of six months.

eBay Korea

On November 14, 2021, we completed the previously announced sale of 80.01% of the outstanding equity interests of eBay Korea to Emart, pursuant to the terms and conditions of the securities purchase agreement, in exchange for approximately $3.0 billion of gross cash proceeds as of the transaction close date, subject to certain adjustments. The sale resulted in a pre-tax gain of $3.2 billion inclusive of a $81 million currency translation adjustment and a $44 million gain on the net investment hedge settled in the fourth quarter of 2021, as well as income tax expense of $369 million. The results of our eBay Korea business have been presented as discontinued operations in our condensed consolidated statement of income for all periods presented through November 14, 2021 as the transfer represented a strategic shift in our business that had a major effect on our operations and financial results.

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

Discontinued operations

The following table presents financial results from discontinued operations, net of income taxes in our condensed consolidated statement of income for the periods indicated (in millions):

	Three Months Ended March 31,
	2022	2021
Classifieds income (loss) from discontinued operations, net of income taxes	$—	$72
eBay Korea income (loss) from discontinued operations, net of income taxes	(2)	1
Income (loss) from discontinued operations, net of income taxes	$(2)	$73

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table presents cash flows for discontinued operations for the periods indicated (in millions):

	Three Months Ended March 31,
	2022	2021
Classifieds net cash provided by (used in) discontinued operating activities	$(1)	$104
eBay Korea net cash provided by (used in) discontinued operating activities	(15)	(10)
Net cash provided by (used in) discontinued operating activities	$(16)	$94

Classifieds net cash used in discontinued investing activities	$—	$(1)
eBay Korea net cash used in discontinued investing activities	—	(1)
Net cash used in discontinued investing activities	$—	$(2)

Classifieds net cash provided by (used in) discontinued financing activities	$—	$—
eBay Korea net cash used in discontinued financing activities	—	(68)
Net cash used in discontinued financing activities	$—	$(68)

Classifieds

The financial results of Classifieds are presented as income from discontinued operations, net of income taxes on our condensed consolidated statement of income through June 24, 2021, when the transfer of Classifieds was completed. Each period presented below includes the impact of intercompany revenue agreements through June 24, 2021. The impact of these intercompany revenue agreements to net revenues and cost of net revenues was $2 million for the three months ended March 31, 2021. The continuing revenue and cash flows are not considered to be material.

The following table presents the financial results of Classifieds for the periods indicated (in millions):

	Three Months Ended March 31,
	2022	2021
Net revenues	$—	$276
Cost of net revenues	—	30
Gross profit	—	246
Operating expenses:
Sales and marketing	—	87
Product development	—	43
General and administrative	—	27
Provision for transaction losses	—	2
Amortization of acquired intangible assets	—	—
Total operating expenses	—	159
Income (loss) from operations of discontinued operations	—	87
Interest and other, net	—	1
Income (loss) from discontinued operations before income taxes	—	88
Income tax provision	—	(16)
Income (loss) from discontinued operations, net of income taxes	$—	$72

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
eBay Korea

The financial results of eBay Korea are presented as income from discontinued operations, net of income taxes on our condensed consolidated statement of income. The following table presents the financial results of eBay Korea (in millions):

	Three Months Ended March 31,
	2022	2021
Net revenues	$—	$385
Cost of net revenues	—	217
Gross profit	—	168
Operating expenses:
Sales and marketing	—	141
Product development	—	14
General and administrative	2	12
Total operating expenses	2	167
Income (loss) from operations of discontinued operations	(2)	1
Interest and other, net	—	—
Income (loss) from discontinued operations before income taxes	(2)	1
Income tax benefit (provision)	—	—
Income (loss) from discontinued operations, net of income taxes	$(2)	$1

StubHub, PayPal and Enterprise

For the three months ended March 31, 2022 and 2021, the discontinued operations activity related to our former StubHub, PayPal and Enterprise businesses was immaterial.

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

The accounting policies of our segment are the same as those described in “Note 1 — The Company and Summary of Significant Accounting Policies.”

The following table summarizes net revenues by type for the periods indicated (in millions):

	Three Months Ended March 31,
	2022	2021
Net revenues by type:
Net transaction revenues	$2,355	$2,476
Marketing services and other revenues	128	162
Total net revenues	$2,483	$2,638

The following table summarizes the allocation of net revenues based on geography for the periods indicated (in millions):

	Three Months Ended March 31,
	2022	2021
U.S.	$1,226	$1,296
United Kingdom	418	503
Germany	273	344
Rest of world	566	495
Total net revenues	$2,483	$2,638

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 5 — Investments

The following tables summarize the unrealized gains and losses and estimated fair value of our investments classified as available-for-sale debt securities and restricted cash as of the dates indicated (in millions):

	March 31, 2022
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Restricted cash	$20	$—	$—	$20
Corporate debt securities	2,907	—	—	2,907
Government and agency securities	40	—	—	40
	$2,967	$—	$—	$2,967
Long-term investments:
Corporate debt securities	$812	$—	$(28)	$784
Government and agency securities	798	—	(28)	770
	$1,610	$—	$(56)	$1,554

	December 31, 2021
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Restricted cash	$22	$—	$—	$22
Corporate debt securities	4,151	1	—	4,152
Government and agency securities	25	—	—	25
	$4,198	$1	$—	$4,199
Long-term investments:
Corporate debt securities	$954	$1	$(5)	$950
Government and agency securities	779	—	(2)	777
	$1,733	$1	$(7)	$1,727

We consider cash to be restricted when withdrawal or general use is legally restricted. Restricted cash is held primarily in interest bearing accounts primarily related to our global sabbatical program. Our fixed-income investments consist of predominantly investment grade corporate debt securities and government and agency securities. The corporate debt and government and agency securities that we invest in are generally deemed to be low risk based on their credit ratings from the major rating agencies.

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
We regularly review investment securities for credit impairment using both qualitative and quantitative criteria. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses will be recorded through interest and other, net for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. We did not recognize any credit-related impairment through an allowance for credit losses as of March 31, 2022.

Investment securities in a continuous loss position for less than 12 months had an estimated fair value of $3.8 billion and unrealized losses of $55 million as of March 31, 2022, and an estimated fair value of $3.1 billion and an immaterial amount of unrealized losses as of December 31, 2021. Investment securities in a continuous loss position for greater than 12 months had an estimated fair value of $22 million and an immaterial amount of unrealized losses as of March 31, 2022, and there were no investment securities in a continuous loss position for greater than 12 months as of December 31, 2021. Refer to “Note 14 — Accumulated Other Comprehensive Income” for amounts reclassified to earnings from unrealized gains and losses.

The following table presents estimated fair values of our short-term and long-term investments classified as available-for-sale debt securities and restricted cash by date of contractual maturity as of the date indicated (in millions):

March 31, 2022
One year or less (including restricted cash of $20)	$2,967
One year through two years	427
Two years through three years	663
Three years through four years	329
Four years through five years	135
$4,521

Equity Investments

The following table summarizes our equity investments as of the dates indicated (in millions):

	Balance Sheet Location	March 31, 2022	December 31, 2021
Equity investments with readily determinable fair values	Short-term investments	$804	$1,745
Equity investment in Adevinta	Equity investment in Adevinta	3,748	5,391
Equity investment under the fair value option	Long-term investments	543	725
Equity investments under the equity method of accounting	Long-term investments	38	38
Equity investments without readily determinable fair values	Long-term investments	78	85
Total equity investments		$5,211	$7,984

Equity investment in Adevinta

We account for equity investments through which we exercise significant influence but do not have control over the investee under the fair value option or under the equity method. Our equity investment in Adevinta is accounted for under the fair value option.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Upon completion of the transfer of our Classifieds business to Adevinta on June 24, 2021, we received an equity investment of 44% in Adevinta valued at $10.8 billion at the close of the transfer. On November 18, 2021, we completed the sale of approximately 135 million of our voting shares in Adevinta to Permira, inclusive of the option exercised by Permira to purchase additional voting shares, for total cash consideration of approximately $2.3 billion which reduced our ownership in Adevinta to 33%. Following the close of the share sale in November 2021, our equity investment in Adevinta is reported in the long-term assets section on the condensed consolidated balance sheet to reflect our contractual requirement to retain at least 25% of the total number of issued and outstanding equity securities of Adevinta until October 14, 2023, subject to certain exceptions specified in the agreement.

At the initial recognition of the equity investment, we elected the fair value option where subsequent changes in fair value are recognized in earnings. The investment is classified within Level 1 in the fair value hierarchy as the valuation can be obtained from real time quotes in active markets. The fair value of the equity investment is measured based on Adevinta’s closing stock price and prevailing foreign exchange rate at each balance sheet date and the changes in fair value are reflected in gain (loss) on equity investments and warrant, net in the condensed consolidated statement of income. We believe the fair value option election creates more transparency of the current value in the equity investment in Adevinta. Our non-voting shares are convertible to voting shares on a one-to-one basis, subject to a limitation of 33% voting interest. For the three months ended March 31, 2022, an unrealized loss of $1,643 million was recorded in gain (loss) on equity investments and warrant, net on our condensed consolidated statement of income related to the change in fair value of the investment. The fair value of the investment was $3,748 million and $5,391 million as of March 31, 2022 and December 31, 2021, respectively.

Equity investments with readily determinable fair values

Equity investments with readily determinable fair values are classified within Level 1 in the fair value hierarchy as the valuation can be obtained from real time quotes in active markets. Subsequent changes in fair value are reflected in gain (loss) on equity investments and warrant, net in the condensed consolidated statement of income.

In August 2021, one of our equity investments, KakaoBank Corp. (“KakaoBank”), which previously did not have a readily determinable fair value, completed its initial public offering which resulted in this investment having a readily determinable fair value. The fair value of the equity investment is measured based on KakaoBank’s closing stock price and prevailing foreign exchange rate at each balance sheet date. For the three months ended March 31, 2022, an unrealized loss of $91 million was recorded in gain (loss) on equity investments and warrant, net on our condensed consolidated statement of income related to the change in fair value of the investment. During the three months ended March 31, 2022, we sold a portion of our shares in KakaoBank for $45 million and recorded a realized loss on the change in fair value of shares sold of $8 million in gain (loss) on equity investments and warrant, net on our condensed consolidated statement of income. There were $18 million of unsettled shares sold as of March 31, 2022 which were subsequently settled in the second quarter of 2022. The fair value of the investment was $540 million and $684 million as of March 31, 2022 and December 31, 2021, respectively and is reported within short-term investments in our condensed consolidated balance sheet.

We entered into a warrant agreement in conjunction with a commercial agreement with Adyen that vests in a series of four tranches, at a specified price per share upon meeting processing volume milestone targets on a calendar year basis. When a relevant milestone is reached, the warrant becomes exercisable with respect to the corresponding tranche of warrant shares up until the warrant expiration date of January 31, 2025. In the fourth quarter of 2021, we met the processing volume milestone target to vest the first tranche of the warrant. Upon vesting of the first tranche, we exercised the option to purchase shares of Adyen valued at $1.1 billion in exchange for approximately $110 million in cash. The fair value of the equity investment is measured based on Adyen’s closing stock price and prevailing foreign exchange rate at each balance sheet date. For the three months ended March 31, 2022, an unrealized loss of $80 million was recorded in gain (loss) on equity investments and warrant, net on our condensed consolidated statement of income related to the change in fair value of the investment. During the three months ended March 31, 2022, we sold a portion of our shares in Adyen for $551 million and recorded a realized loss on the change in fair value of shares sold of $166 million in gain (loss) on equity investments and warrant, net on our condensed consolidated statement of income. There were $78 million of unsettled shares sold as of March 31, 2022 which were subsequently settled in the second quarter of 2022. As of March 31, 2022 and December 31, 2021, the fair value of the investment was $264 million and $1,061 million, respectively and is

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
reported within short-term investments in our condensed consolidated balance sheet. Refer to “Note 6 — Derivative Instruments” for more information about the warrant.

Subsequent to March 31, 2022, we sold additional shares in Adyen for $130 million and recorded a realized loss on the change in fair value of shares sold of $1 million, and we sold additional shares in KakaoBank for $79 million and recorded a realized loss on the change in fair value of shares sold of $14 million in gain (loss) on equity investments and warrant, net on our condensed consolidated statement of income.

Equity investment under the fair value option

We account for equity investments through which we exercise significant influence but do not have control over the investee under the fair value option or under the equity method. Our equity investment in Gmarket is accounted for under the fair value option.

On November 14, 2021, we completed the previously announced sale of 80.01% of the outstanding equity interests of eBay Korea to Emart. Upon completion of the sale, we retained 19.99% of the outstanding equity interest of the new entity, Gmarket, over whom we are able to exercise significant influence based on the terms of the securities purchase agreement, including through our board representation. Our equity investment in Gmarket was valued at $728 million as of the transaction close date. At the initial recognition of this equity investment, we elected the fair value option where subsequent changes in fair value are recognized in gain (loss) on equity investments and warrant, net in the condensed consolidated statement of income. We believe the fair value option election creates more transparency of the current value in the equity investment in Gmarket. Our retained investment in Gmarket is subject to a two year right held by Emart to purchase the remaining interest at the close price of the sale.

For the three months ended March 31, 2022 an unrealized loss of $182 million was recorded in gain (loss) on equity investments and warrant, net related to the change in fair value of the investment. As of March 31, 2022 and December 31, 2021, the fair value of the investment was $543 million and $725 million, respectively and is reported within long-term investments in our condensed consolidated balance sheet.

The investment is classified as Level 3 in the fair value hierarchy as the valuation reflects management’s estimate of assumptions that market participants would use in pricing the equity investment. Refer to “Note 7 — Fair Value Measurement of Assets and Liabilities” for more information.

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Equity investments without readily determinable fair values

The following table summarizes the change in total carrying value related to equity investments without readily determinable fair values still held for the periods indicated (in millions):

	Three Months Ended March 31,
	2022	2021
Carrying value, beginning of period	$85	$539
Downward adjustments for observable price changes and impairment	(7)	—
Foreign currency translation and other	—	(11)
Carrying value, end of period	$78	$528

For the three months ended March 31, 2022, we recorded a downward adjustment of $7 million to the carrying value of a strategic investment in gain (loss) on equity investments and warrant, net on our condensed consolidated statement of income.

For such equity investments without readily determinable fair values still held at March 31, 2022, the cumulative upward adjustment for observable price changes was $41 million and cumulative downward adjustment for observable price changes and impairments was $298 million.

The following table summarizes unrealized gains and losses related to equity investments held at March 31, 2022 and presented within gain (loss) on equity investments and warrant, net for the periods indicated (in millions):

	Three Months Ended March 31,
	2022	2021
Net gains/(losses) recognized during the period on equity investments	$(2,177)	$—
Less: Net gains/(losses) recognized during the period on equity investments sold during the period	(174)	—
Total unrealized gains/(losses) on equity investments held at March 31, 2022	$(2,003)	$—

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 6 — Derivative Instruments

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

During 2020, we began to hedge the variability of the cash flows in interest payments associated with our floating-rate debt using interest rate swaps. These interest rate swap agreements effectively convert our floating-rate debt that is based on London Interbank Offered Rate (“LIBOR”) to a fixed-rate basis, reducing the impact of interest-rate changes on future interest expense. The total notional amount of these interest rate swaps was $400 million as of March 31, 2022 with terms calling for us to receive interest at a variable rate and to pay interest at a fixed rate. Our interest rate swap contracts have maturity dates in 2023. Similar to other cash flow hedges, we record changes in the fair value of these interest rate swaps in AOCI and their fair value is amortized over the term of the debt to interest expense.

Cash Flow Hedges

For derivative instruments that are designated as cash flow hedges, the derivative’s gain or loss is initially reported as a component of AOCI and subsequently reclassified into earnings in the same period the forecasted hedged transaction affects earnings. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Unrealized gains and losses in AOCI associated with such derivative instruments are immediately reclassified into earnings. As of March 31, 2022, we have estimated that approximately $35 million of net derivative gains related to our foreign exchange cash flow hedges and $10 million net derivative gains related to our interest rate cash flow hedges included in AOCI will be reclassified into earnings within the next 12 months. We classify cash flows related to our cash flow hedges as operating activities in our condensed consolidated statement of cash flows.

Non-Designated Hedges

Our derivatives not designated as hedging instruments consist of foreign currency forward contracts that we primarily use to hedge monetary assets or liabilities, including intercompany balances and equity investments denominated in non-functional currencies. The gains and losses on our derivatives not designated as hedging instruments are recorded in interest and other, net, which are offset by the foreign currency gains and losses on the related assets and liabilities that are also recorded in interest and other, net. We classify cash flows related to our non-designated hedging instruments in the same line item as the cash flows of the related assets or liabilities, which is generally within operating activities in our condensed consolidated statement of cash flows. Cash flows related to the settlement of non-designated hedging instruments related to equity investments are classified within investing activities in our condensed consolidated statement of cash flows.

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

In 2021, we met the processing volume milestone target to vest the first tranche of the warrant. Upon vesting of the first tranche, we exercised the option to purchase shares of Adyen valued at approximately $1.1 billion in exchange for approximately $110 million in cash. Our equity investment in Adyen is accounted for as an equity investment with a readily determinable fair value. Refer to “Note 5 — Investments” for more information about our equity investments.

The warrant is accounted for as a derivative under ASC Topic 815, Derivatives and Hedging. We report the warrant at fair value within warrant asset in our condensed consolidated balance sheets and changes in the fair value of the warrant are recognized in gain (loss) on equity investments and warrant, net in our condensed consolidated statement of income. The day-one value attributable to the other side of the warrant, which was recorded as a deferred credit, is reported within other liabilities in our condensed consolidated balance sheets and is amortized over the life of the commercial arrangement. See “Note 7 — Fair Value Measurements” for information about the fair value measurement of the warrant.

Fair Value of Derivative Contracts

The following table presents fair values of our outstanding derivative instruments as of the dates indicated (in millions):

	Balance Sheet Location	March 31, 2022	December 31, 2021
Derivative Assets:
Foreign exchange contracts designated as cash flow hedges	Other current assets	$82	$63
Foreign exchange contracts not designated as hedging instruments	Other current assets	25	22
Interest rate contracts designated as cash flow hedges	Other current assets	4	—
Warrant	Other assets	329	444
Foreign exchange contracts designated as cash flow hedges	Other assets	25	24
Total derivative assets		$465	$553

Derivative Liabilities:
Foreign exchange contracts designated as cash flow hedges	Other current liabilities	$6	$—
Foreign exchange contracts not designated as hedging instruments	Other current liabilities	11	17
Foreign exchange contracts designated as cash flow hedges	Other liabilities	1	—
Total derivative liabilities		$18	$17

Total fair value of derivative instruments		$447	$536

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Under the master netting agreements with the respective counterparties to our derivative contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis on our condensed consolidated balance sheet. As of March 31, 2022, the potential effect of rights of set-off associated with the foreign exchange contracts would be an offset to both assets and liabilities by $14 million, resulting in net derivative assets of $118 million and net derivative liabilities of $3 million. As of March 31, 2022, there was no potential effect of rights of set-off associated with the interest rate contracts, as there were only asset positions of $4 million.

Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following tables present the activity of derivative instruments designated as cash flow hedges as of March 31, 2022 and December 31, 2021, and the impact of these derivative contracts on AOCI for the periods indicated (in millions):

	December 31, 2021	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Less: Amount of Gain (Loss) Reclassified From AOCI to Earnings	March 31, 2022
Foreign exchange contracts designated as cash flow hedges	$25	$25	$6	$44
Interest rate contracts designated as cash flow hedges	30	2	1	31
Total	$55	$27	$7	$75

	December 31, 2020	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Less: Amount of Gain (Loss) Reclassified From AOCI to Earnings	March 31, 2021
Foreign exchange contracts designated as cash flow hedges	$(95)	$3	$(27)	$(65)
Interest rate contracts designated as cash flow hedges	10	43	(1)	54
Total	$(85)	$46	$(28)	$(11)

Effect of Derivative Contracts on Condensed Consolidated Statement of Income

The following table summarizes the total gain (loss) recognized in the condensed consolidated statement of income from our foreign exchange derivative contracts by location for the periods indicated (in millions):

	Three Months Ended March 31,
	2022	2021
Foreign exchange contracts designated as cash flow hedges recognized in net revenues	$6	$(28)
Foreign exchange contracts designated as cash flow hedges recognized in cost of net revenues	—	1
Foreign exchange contracts not designated as hedging instruments recognized in interest and other, net	15	(6)
Total gain (loss) recognized from foreign exchange derivative contracts in the condensed consolidated statement of income	$21	$(33)

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes the total gain (loss) recognized in the condensed consolidated statement of income from our interest rate derivative contracts by location for the periods indicated (in millions):

	Three Months Ended March 31,
	2022	2021
Gain (loss) from interest rate contracts designated as cash flow hedges recognized in interest and other, net	$1	$(1)

The following table summarizes the total gain (loss) recognized in the condensed consolidated statement of income due to changes in the fair value of the warrant for the periods indicated (in millions):

	Three Months Ended March 31,
	2022	2021
Gain (loss) attributable to changes in the fair value of warrant recognized in gain (loss) on equity investments and warrant, net	$(115)	$(36)

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

	March 31, 2022	December 31, 2021
Foreign exchange contracts designated as cash flow hedges	$2,180	$2,066
Foreign exchange contracts not designated as hedging instruments	2,229	3,159
Interest rate contracts designated as cash flow hedges	400	400
Total	$4,809	$5,625

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 7 — Fair Value Measurement of Assets and Liabilities

The following tables present our financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated (in millions):

	March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$1,798	$1,798	$—	$—
Short-term investments:
Restricted cash	20	20	—	—
Corporate debt securities	2,907	—	2,907	—
Government and agency securities	40	—	40	—
Equity investments with readily determinable fair values	804	804	—	—
Total short-term investments	3,771	824	2,947	—
Equity investment in Adevinta	3,748	3,748	—	—
Derivatives	465	—	136	329
Long-term investments:
Corporate debt securities	784	—	784	—
Government and agency securities	770	—	770	—
Equity investment under the fair value option	543	—	—	543
Total long-term investments	2,097	—	1,554	543
Total financial assets	$11,879	$6,370	$4,637	$872

Liabilities:
Derivatives	$18	$—	$18	$—

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$1,379	$1,379	$—	$—
Short-term investments:
Restricted cash	22	22	—	—
Corporate debt securities	4,152	—	4,152	—
Government and agency securities	25	—	25	—
Equity investments with readily determinable fair values	1,745	1,745	—	—
Total short-term investments	5,944	1,767	4,177	—
Equity investment in Adevinta	5,391	5,391	—	—
Derivatives	553	—	109	444
Long-term investments:
Corporate debt securities	950	—	950	—
Government and agency securities	777	—	777	—
Equity investment under the fair value option	725	—	—	725
Total long-term investments	2,452	—	1,727	725
Total financial assets	$15,719	$8,537	$6,013	$1,169

Liabilities:
Derivatives	$17	$—	$17	$—

Our financial assets and liabilities are valued using market prices on both active markets (Level 1), less active markets (Level 2) and little or no market activity (Level 3). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. Level 3 instrument valuations typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability. We did not have any transfers of financial instruments between valuation levels during the three months ended March 31, 2022.

Other financial instruments, including accounts receivable and accounts payable, are carried at cost, which approximates their fair value because of the short-term nature of these instruments.

Fair value measurement of derivative instruments

The majority of our derivative instruments are valued using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as equity prices, interest rate yield curves, option volatility and currency rates. Our warrant, which is accounted for as a derivative instrument, is valued using a Black-Scholes model. Key assumptions used in the valuation include risk-free interest rates; Adyen’s common stock price, equity volatility and common stock outstanding; exercise price; and details specific to the warrant. The value is also probability adjusted for management’s assumptions with respect to vesting of the remaining three tranches which are each subject to meeting processing volume milestone targets. These assumptions and the probability of meeting processing volume milestone targets may have a significant impact on the value of the warrant. Refer to “Note 6 — Derivative Instruments” for further details on our derivative instruments.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following tables present a reconciliation of the opening to closing balance of assets measured using significant unobservable inputs (Level 3) as of the dates indicated (in millions):

	March 31, 2022	December 31, 2021
Opening balance at beginning of period	$444	$1,051
Exercise of options under warrant	—	(961)
Change in fair value	(115)	354
Closing balance at end of period	$329	$444

The following table presents quantitative information about Level 3 significant unobservable inputs used in the fair value measurement of the warrant as of March 31, 2022 (in millions):

	Fair value	Valuation technique	Unobservable Input	Range (weighted average)(1)
Warrant	$329	Black-Scholes and Monte Carlo	Probability of vesting	0.0% - 55.0% (50%)
			Equity volatility	(42%)
(1) Probability of vesting was weighted by the unadjusted value of the tranches. For volatility, the average represents the arithmetic average of the points within the range and is not weighted by the relative fair value or notional amount.

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

Our equity investment in Gmarket was initially recognized on November 14, 2021 in connection with the sale of 80.01% of the outstanding equity interests of eBay Korea to Emart. This equity investment is accounted for under the fair value option and its initial valuation of $728 million was based on the sale price of eBay Korea. Our investment in Gmarket is subject to a two year right held by Emart from the date of disposal to purchase the remaining interest at or near the close price of the sale.

The following table presents a reconciliation of the opening to closing balance of the equity investment in Gmarket measured using significant unobservable inputs (Level 3) as of the dates indicated (in millions):

	March 31, 2022	December 31, 2021 (1)
Opening balance at beginning of period	$725	$—
Recognition of equity investment	—	728
Change in fair value	(182)	(3)
Closing balance at end of period	$543	$725
(1) There were no indicators of a potential material change in fair value of the investment between the date of recognition and December 31, 2021. The fair value of the investment was $725 million as of December 31, 2021 due to foreign currency adjustments.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
This investment is classified within Level 3 in the fair value hierarchy as valuation of the investment reflects management’s estimate of assumptions that market participants would use in pricing the asset. The following table presents quantitative information about Level 3 significant unobservable inputs used in the fair value measurement of the equity investment in Gmarket as of March 31, 2022 that may have a significant impact on the overall valuation (in millions):

	Fair value	Valuation technique	Unobservable Input	Range
Equity investment in Gmarket	$543	Market multiples	Revenue multiple — GPC method (1)	1.2x — 2.5x
			Revenue multiple — GMAC method (1)	1.4x — 4.1x
(1) The primary unobservable inputs used in the fair value measurement of our equity investment in Gmarket under the fair value option, when using the Guideline Public Company (GPC) method and the Guideline Merged and Acquired Company (GMAC) method under the market multiple approach, are the respective revenue multiples. Significant increases (decreases) in the revenue multiples in isolation would result in significantly higher (lower) fair value measurement. The market multiples are derived from respective groups of guideline public companies and guideline merged and acquired companies.

Refer to “Note 5 — Investments” for further details about our equity investments.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 8 — Debt

The following table summarizes the carrying value of our outstanding debt as of the dates indicated (in millions, except percentages):

	Coupon	As of	Effective	As of	Effective
	Rate	March 31, 2022	Interest Rate	December 31, 2021	Interest Rate
Long-Term Debt
Floating Rate Notes:
Senior notes due 2023	LIBOR plus 0.87%	$400	1.100%	$400	1.100%

Fixed Rate Notes:
Senior notes due 2022	—%	—	—%	750	3.989%
Senior notes due 2022	2.600%	605	2.678%	605	2.678%
Senior notes due 2023	2.750%	750	2.866%	750	2.866%
Senior notes due 2024	3.450%	750	3.531%	750	3.531%
Senior notes due 2025	1.900%	800	1.803%	800	1.803%
Senior notes due 2026	1.400%	750	1.252%	750	1.252%
Senior notes due 2027	3.600%	850	3.689%	850	3.689%
Senior notes due 2030	2.700%	950	2.623%	950	2.623%
Senior notes due 2031	2.600%	750	2.186%	750	2.186%
Senior notes due 2042	4.000%	750	4.114%	750	4.114%
Senior notes due 2051	3.650%	1,000	2.517%	1,000	2.517%
Total senior notes		8,355		9,105
Hedge accounting fair value adjustments (1)		7		7
Unamortized premium/(discount) and debt issuance costs		(29)		(30)
Less: Current portion of long-term debt		(1,755)		(1,355)
Total long-term debt		6,578		7,727

Short-Term Debt
Current portion of long-term debt		1,755		1,355
Total short-term debt		1,755		1,355
Total Debt		$8,333		$9,082
(1) Includes the fair value adjustments to debt associated with terminated interest rate swaps which are being recorded as a reduction to interest expense over the remaining term of the related notes.

Senior Notes

On February 9, 2022, the company redeemed the $750 million aggregate principal amount of the 3.800% senior notes due March 2022. Total cash consideration paid was $750 million, as the redemption price was equal to 100% of the principal amount. In addition, we paid accrued and unpaid interest on the principal amount.

Subsequent to March 31, 2022, the company redeemed the $605 million aggregate principal amount of the 2.600% senior notes due 2022. Total cash consideration paid was $605 million, as the redemption price was equal to 100% of the principal amount. In addition, we paid accrued and unpaid interest on the principal amount.

None of the floating rate notes are redeemable prior to maturity. We may redeem some or all of the other fixed rate notes of each series at any time and from time to time prior to their maturity, generally at a make-whole redemption price, plus accrued and unpaid interest.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
If a change of control triggering event (as defined in the applicable senior notes) occurs with respect to the floating rate notes due 2023, the 2.750% fixed rate notes due 2023, the 1.900% fixed rate notes due 2025, the 1.400% fixed rate notes due 2026, the 3.600% fixed rate notes due 2027, the 2.700% fixed rate notes due 2030, the 2.600% fixed rate notes due 2031 or the 3.650% fixed rate notes due 2051, we must, subject to certain exceptions, offer to repurchase all of the notes of the applicable series at a price equal to 101% of the principal amount, plus accrued and unpaid interest.

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

The effective interest rates for our senior notes include the interest payable, the amortization of debt issuance costs and the amortization of any original issue discount and premium on these senior notes. Interest on these senior notes is payable either quarterly or semiannually. Interest expense associated with these senior notes, including amortization of debt issuance costs, was approximately $60 million and $66 million during the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, the estimated fair value of these senior notes, using Level 2 inputs, was approximately $8.1 billion and $9.5 billion, respectively.

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. As of March 31, 2022, there were no commercial paper notes outstanding.

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

As of March 31, 2022, no borrowings were outstanding under our $2 billion credit agreement. However, as described above, we have an up to $1.5 billion commercial paper program and are required to maintain available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due, in an aggregate amount of $1.5 billion. As of March 31, 2022, no borrowings were outstanding under our commercial paper program; therefore, $2 billion of borrowing capacity was available for other purposes permitted by the credit agreement, subject to customary conditions to borrowing. The credit agreement includes a covenant limiting our consolidated leverage ratio to no more than 4.0:1.0, subject to, upon the occurrence of a qualified material acquisition, if so elected by us, a step-up to 4.5:1.0 for the four fiscal quarters completed following such qualified material acquisition. The credit agreement includes customary events of default, with corresponding grace periods in certain circumstances, including payment defaults, cross-defaults and bankruptcy-related defaults. In addition, the credit agreement contains customary affirmative and negative covenants, including restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case, subject to customary exceptions. The credit agreement also contains customary representations and warranties.

We were in compliance with all financial covenants in our outstanding debt instruments during the three months ended March 31, 2022.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 9 — Supplemental Consolidated Financial Information

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable represents amounts invoiced and revenue recognized prior to invoicing when we have satisfied our performance obligation and have the unconditional right to payment. The allowance for doubtful accounts and authorized credits is estimated based upon our assessment of various factors including historical experience, the age of the accounts receivable balances, current economic conditions reasonable and supportable forecasts, and other factors that may affect our customers’ ability to pay. The allowance for doubtful accounts and authorized credits was $60 million and $74 million as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022, we reported an allowance for doubtful accounts of $32 million reflecting a decrease of $16 million, net of write-offs of $26 million for the three months ended March 31, 2022. As of December 31, 2021, we reported an allowance for doubtful accounts of $42 million.

Deferred revenue consists of fees received related to unsatisfied performance obligations at the end of the period. Due to the generally short-term duration of contracts, the majority of the performance obligations are satisfied in the following reporting period. The amount of revenue recognized for the three month period ended March 31, 2022 that was included in the deferred revenue balance at the beginning of the period was $37 million. The amount of revenue recognized for the three month period ended March 31, 2021 that was included in the deferred revenue balance at the beginning of the period was $44 million.

Cash, cash equivalents and restricted cash

	March 31, 2022	December 31, 2021
	(In millions)
Cash and cash equivalents	$1,798	$1,379
Customer accounts	3	5
Restricted cash included in short-term investments	20	22
Cash, cash equivalents and restricted cash	$1,821	$1,406

Customer accounts and funds receivable

	March 31, 2022	December 31, 2021
	(In millions)
Cash and cash equivalents	$3	$5
Funds receivable	623	676
Customer accounts and funds receivable	$626	$681

Other current assets

	March 31, 2022	December 31, 2021
	(In millions)
Payment processor advances	$374	$453
Prepaid expenses	117	114
Accounts receivable, net	87	98
Other	576	442
Other current assets	$1,154	$1,107

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Goodwill

The following table presents goodwill activity for the period indicated (in millions):

	December 31, 2021	Goodwill Acquired	Adjustments	March 31, 2022
Goodwill	$4,178	$—	$(37)	$4,141

The adjustments to goodwill during the three months ended March 31, 2022 were primarily due to foreign currency translation.

Accrued expenses and other current liabilities

	March 31, 2022	December 31, 2021
	(In millions)
Compensation and related benefits	$356	$517
Sales and use tax and VAT accruals	348	396
Advertising accruals	194	172
Operating lease liabilities	146	150
Transaction loss reserve	110	116
Deferred revenue	38	79
Other	659	497
Accrued expenses and other current liabilities	$1,851	$1,927

Gain (loss) on equity investments and warrant, net

	Three Months Ended March 31,
	2022	2021
	(In millions)
Change in fair value of equity investment in Adevinta	$(1,643)	$—
Change in fair value of equity investment in Gmarket	(182)	—
Realized change in fair value of shares sold in Adyen	(166)	—
Unrealized change in fair value of equity investment in Adyen	(80)	—
Unrealized change in fair value of equity investment in KakaoBank	(91)	—
Realized change in fair value of shares sold in KakaoBank	(8)	—
Change in fair value of warrant	(115)	(36)
Gain (loss) on other investments	(6)	—
Total gain (loss) on equity investments and warrant, net	$(2,291)	$(36)

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 10 — Commitments and Contingencies

Off-Balance Sheet Arrangements

As of March 31, 2022, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

We have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under the arrangement. As of March 31, 2022, we had a total of $1.5 billion in aggregate cash deposits, partially offset by $1.3 billion in cash withdrawals, held within the financial institution under the cash pooling arrangement.

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

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable were not material for the three months ended March 31, 2022. We have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to significant uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material. Legal fees are expensed as incurred.

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

In August 2021 our Board authorized an additional $3.0 billion stock repurchase program and in February 2022 our Board authorized an additional $4.0 billion stock repurchase program. These stock repurchase programs have no expiration from the date of authorization.

On October 29, 2021, we entered into accelerated share repurchase agreements (the “2021 ASR Agreements”) with two financial institutions (each a “2021 ASR Counterparty”), as part of our share repurchase program. Under the 2021 ASR Agreements, we paid an aggregate amount of $2.5 billion to the 2021 ASR Counterparties and received an initial delivery of approximately 29.3 million shares of our common stock, which were recorded as a $2,125 million increase to treasury stock. In December 2021, the 2021 ASR Agreement with one of the 2021 ASR Counterparties settled and resulted in a delivery of approximately 3.4 million additional shares of our common stock, which were recorded as a $188 million increase to treasury stock. The remaining $188 million was evaluated as an unsettled forward contract indexed to our own stock, classified within stockholders’ equity as of December 31, 2021.

In January 2022, the 2021 ASR Agreement with the remaining 2021 ASR Counterparty settled and resulted in a delivery of approximately 3.3 million additional shares of our common stock. The related forward contract was settled and recorded as a $188 million increase to treasury stock during the three months ended March 31, 2022. In total under the 2021 ASR Agreements, approximately 36.0 million shares were repurchased at an average price per share of $69.43.

The following table summarizes stock repurchase activity under our stock repurchase programs for the period indicated (in millions, except per share amounts):

	Shares Repurchased (1)	Average Price per Share (2)	Value of Shares Repurchased (2)	Remaining Amount Authorized
Balance as of January 1, 2022				$1,991
Authorization of additional plan in February 2022				4,000
Repurchase of shares of common stock	22	$57.34	$1,250	(1,250)
Accelerated share repurchases (3)	3		$—	—
Balance as of March 31, 2022				$4,741
(1) These repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. None of the repurchased shares of common stock have been retired.
(2) Excludes broker commissions.
(3) As indicated above, in January 2022, the 2021 ASR Agreement with the remaining ASR Counterparty settled and resulted in delivery of approximately 3.3 million additional shares.

For the three months ended March 31, 2022, share repurchases of $1.25 billion included $181 million of unsettled shares as of March 31, 2022, which were subsequently settled in the second quarter of 2022.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Dividends

The Company paid a total of $129 million and $122 million in cash dividends during the three months ended March 31, 2022 and 2021, respectively. In May 2022, our Board of Directors declared a cash dividend of $0.22 per share of common stock to be paid on June 17, 2022 to stockholders of record as of June 1, 2022.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 12 — Employee Benefit Plans

Restricted Stock Unit Activity

The following table presents restricted stock unit (“RSU”) activity under our equity incentive plans for the period indicated (in millions):

Units
Outstanding as of January 1, 2022	20
Awarded	1
Vested	(3)
Forfeited	(1)
Outstanding as of March 31, 2022	17

The weighted average grant date fair value for RSUs awarded during the three months ended March 31, 2022 was $57.82 per share.

Stock-Based Compensation Expense

The following table presents the impact on our results of continuing operations of recording stock-based compensation expense for the periods indicated (in millions):

	Three Months Ended March 31,
	2022	2021
Cost of net revenues	$12	$10
Sales and marketing	20	20
Product development	45	42
General and administrative	34	31
Total stock-based compensation expense	$111	$103
Capitalized in product development	$4	$3

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 14 — Accumulated Other Comprehensive Income

The following tables summarize the changes in AOCI for the periods indicated (in millions):

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2021	$65	$(7)	$328	$12	$398
Other comprehensive income (loss) before reclassifications	27	(51)	(34)	8	(50)
Less: Amount of gain (loss) reclassified from AOCI	7	—	—	(1)	6
Net current period other comprehensive income (loss)	20	(51)	(34)	9	(56)
Balance as of March 31, 2022	$85	$(58)	$294	$21	$342

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2020	$(85)	$5	$654	$42	$616
Other comprehensive income (loss) before reclassifications	46	(3)	(117)	(11)	(85)
Less: Amount of gain (loss) reclassified from AOCI	(28)	—	—	6	(22)
Net current period other comprehensive income (loss)	74	(3)	(117)	(17)	(63)
Balance as of March 31, 2021	$(11)	$2	$537	$25	$553

The following table summarizes the reclassifications out of AOCI for the periods indicated (in millions):

Details about AOCI Components	Affected Line Item in the Statement of Income	Amount of Gain (Loss) Reclassified From AOCI for the Three Months Ended March 31,
		2022	2021
Gains (losses) on cash flow hedges:
Foreign exchange contracts	Net revenues	$6	$(28)
Foreign exchange contracts	Cost of net revenues	—	1
Interest rate contracts	Interest and other, net	1	(1)
	Total, from continuing operations before income taxes	7	(28)
	Provision for income taxes	(1)	6
	Total, from continuing operations net of income taxes	6	(22)

Total reclassifications for the period	Total, net of income taxes	$6	$(22)

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions (such as those relating to future business, future results of operations or financial condition, including with respect to the effects of COVID-19, impacts from the ongoing war in Ukraine, new or planned features or services, or management strategies, including our portfolio review). You can generally identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Part I – Item 1A: Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”), as well as in our unaudited condensed consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission (“SEC”). We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the unaudited condensed consolidated financial statements and the related notes included in this report.

When we refer to “we,” “our,” “us” or “eBay” in this Quarterly Report on Form 10-Q, we mean the current Delaware corporation (eBay Inc.) and its consolidated subsidiaries, unless otherwise expressly stated or the context otherwise requires.

OVERVIEW

Business

eBay Inc. is a global commerce leader, which includes our Marketplace platforms. Founded in 1995 in San Jose, California, eBay is one of the world’s largest and most vibrant marketplaces for discovering great value and unique selection. Collectively, we connect millions of buyers and sellers around the world, empowering people and creating opportunity. Our technologies and services are designed to provide buyers choice and a breadth of relevant inventory and to enable sellers worldwide to organize and offer their inventory for sale, virtually anytime and anywhere. In 2022, we are focused on our strategic playbook — to understand the customer and their needs; build experiences they will love, at scale; and tell our story in new and different ways.

In 2020 and extending into 2021, there were changes in consumer behavior that resulted in more online shopping driven by the outbreak of a coronavirus and its variants (“COVID-19”). Our Marketplace platforms experienced elevated traffic, acquisition of small business sellers and buyer acquisition due to the impacts of measures taken globally to contain the spread of COVID-19, which were unprecedented and are not expected to recur. As consumer mobility continues to normalize into 2022, we experienced lower traffic in most markets which we expect to continue through the first half of the current year. In addition to the impact of COVID-19, we also experienced softness in international markets during the first quarter of 2022 resulting from geopolitical and macroeconomic events which are uncertain in duration.

On June 24, 2021 we completed the transfer of our Classifieds business to Adevinta ASA (“Adevinta”), and on November 14, 2021 we completed the sale of 80.01% of the outstanding equity interests of eBay Korea LLC, a limited liability company incorporated under the laws of Korea and a wholly owned subsidiary of eBay KTA (“eBay Korea”) to E-mart Inc. and one of its wholly owned subsidiaries (together, “Emart”). The results of our eBay Korea and Classifieds businesses have been presented as discontinued operations in our condensed consolidated statement of income for all periods presented through the respective transaction close dates as the transactions represented a strategic shift in our business that had a major effect on our operations and financial results.

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

Quarter Highlights

Net revenues decreased 6% to $2,483 million due to a decline in traffic resulting from the normalization of consumer behavior during the three months ended March 31, 2022 compared to the elevated traffic from the impact of COVID-19 during the same period in 2021. This decrease was partially offset by an increase in net revenues due to the completion of the managed payments migration on a global basis by the end of 2021 and the associated higher take rate. FX-Neutral net revenues (as defined above) decreased 5% during the three months ended March 31, 2022 compared to the same period in 2021. Operating margin decreased to 27.9% for the three months ended March 31, 2022 compared to 31.9% for the same period in 2021.

We generated cash flow from continuing operating activities of $629 million during the three months ended March 31, 2022 compared to $948 million in the same period in 2021.

During the three months ended March 31, 2022 we received cash proceeds of $596 million in the aggregate from the sales of shares in Adyen and KakaoBank. We recorded realized losses on the change in fair value of shares sold of $174 million in the aggregate in gain (loss) on equity investments and warrant, net on our condensed consolidated statement of income for the three months ended March 31, 2022.

During the three months ended March 31, 2022, we repaid debt of $750 million consisting of the 3.800% senior notes due March 2022. We also repurchased $1.1 billion of common stock and paid $129 million in cash dividends.

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

Net Revenues

Seasonality

We expect transaction activity patterns on our platforms to mirror general consumer buying patterns and expect that these trends will continue. As we introduce new products and platforms, such as managed payments which was completed by the end of 2021, we expect net revenues to fluctuate. In addition, macroeconomic conditions, such as the ongoing COVID-19 pandemic, also contribute to fluctuations in revenues and margins. The following table presents our total net revenues and the sequential quarterly movements of these net revenues for the periods indicated (in millions, except percentages):

	Quarter Ended
	March 31	June 30	September 30	December 31
2020
Net revenues	$1,821	$2,337	$2,258	$2,478
% change from prior quarter	(4)%	28%	(3)%	10%
2021
Net revenues	$2,638	$2,668	$2,501	$2,613
% change from prior quarter	6%	1%	(6)%	4%
2022
Net revenues	$2,483	$—	$—	$—
% change from prior quarter	(5)%

Net Revenues by Geography

Revenues are attributed to U.S. and international geographies primarily based upon the country in which the seller, platform that displays advertising, other service provider or customer, as the case may be, is located. The following table presents net revenues by geography for the periods indicated (in millions, except percentages):

	Three Months Ended March 31,
	2022	2021	% Change
U.S.	$1,226	$1,296	(5)%
Percentage of net revenues	49%	49%

International	1,257	1,342	(6)%
Percentage of net revenues	51%	51%

Total net revenues	$2,483	$2,638	(6)%

Our commerce platforms operate globally, resulting in certain revenues that are denominated in foreign currencies, primarily the British pound and euro. In addition, as shown in the table above, we generate approximately half of our net revenues internationally. Because of these factors, we are subject to the risks related to doing business in foreign countries as discussed in “Part I - Item 1A: Risk Factors” of the 2021 Form 10-K.

Net revenues included $6 million of hedging gains during the three months ended March 31, 2022 as compared to $28 million of hedging losses during the same period in 2021. The hedging activity in net revenues specifically relates to hedges of net transaction revenues. Foreign currency movements relative to the U.S. dollar had an unfavorable impact of $58 million on net revenues during the three months ended March 31, 2022 compared to a favorable impact of $54 million on net revenues during the same period in 2021.

The effect of foreign currency exchange rate movements during the three months ended March 31, 2022 compared to the same period in 2021 was primarily attributable to the strengthening of the U.S. dollar against the British pound and euro.

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

Marketing services and other (“MS&O”) revenues consist of revenues principally from the sale of revenue sharing arrangements and advertisements.

The following table presents net revenues by type for the periods indicated (in millions, except percentages):

	Three Months Ended March 31,
	2022	2021	% Change
Net transaction revenues	$2,355	$2,476	(5)%
MS&O revenues	128	162	(21)%
Total net revenues	$2,483	$2,638	(6)%

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

Net Transaction Revenues

	Three Months Ended March 31,		% Change
	2022	2021	As Reported	FX-Neutral
	(In millions, except percentages)
Net transaction revenues (1)	$2,355	$2,476	(5)%	(4)%

Supplemental data:
GMV (2)	$19,409	$24,127	(20)%	(17)%
Take rate	12.14%	10.26%	1.88%
(1) Net transaction revenues were net of $6 million and $28 million hedging activity during the three months ended March 31, 2022 and 2021, respectively.
(2) GMV for the three months ended March 31, 2021 has been retrospectively recast to reflect the new definition of GMV announced in December 2021.

Net transaction revenues decreased $121 million and GMV decreased across major categories primarily due to a decline in traffic resulting from the normalization of consumer behavior during the three months ended March 31, 2022 compared to the elevated traffic experienced on our Marketplace platforms from the impact of COVID-19 during the same period in 2021. Net transaction revenues were also impacted by softness in international markets resulting from geopolitical and macroeconomic events during the three months ended March 31, 2022 compared to the same period in 2021, which are uncertain in duration. The decrease in net transaction revenues was partially offset by the migration to managed payments on a global basis and the associated higher take rate during the three months ended March 31, 2022 compared to the same period in 2021. The migration to managed payments was completed in all markets by the end of 2021, delivering buyers and sellers a simplified end-to-end payments experience.

Transaction take rate was higher during the three months ended March 31, 2022 compared to the same period in 2021 as a result of revenue initiatives such as global payments, which resulted in the majority of global on-platform volume processed through managed payments by the end of 2021.

The 5% decrease in net transaction revenues during the three months ended March 31, 2022 compared to the same period in 2021 was due to take rate considerations discussed above, despite a 20% decline in GMV. We expect that the divergence between net transaction revenues and GMV to continue through the remainder of 2022 and beyond, to a lesser extent. Despite GMV’s divergence from net transaction revenues, we still believe the metric provides a useful measure of overall volume of paid transactions that flow through the platform in a given period.

Marketing Services and Other Revenues

The following table presents MS&O revenues for the periods indicated (in millions, except percentages):

	Three Months Ended March 31,		% Change
	2022	2021	As Reported	FX-Neutral
	(In millions, except percentages)
MS&O revenues	$128	$162	(21)%	(20)%

MS&O revenues decreased during the three months ended March 31, 2022 compared to the same period in 2021 primarily due to decreases in revenues from revenue sharing arrangements for shipping agreements and advertising revenues.

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

	Three Months Ended March 31,
	2022	2021	% Change
Cost of net revenues	$689	$606	14%
Percentage of net revenues	27.7%	22.9%

Cost of net revenues, net of immaterial hedging activities, was favorably impacted by $15 million attributable to foreign currency movements relative to the U.S. dollar during the three months ended March 31, 2022 compared to the same period in 2021.

The increase in cost of net revenues during the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to higher payment processing costs incurred for managed payments as we scaled the platform. The migration to managed payments was completed in all markets by the end of 2021.

Operating Expenses

The following table presents operating expenses for the periods indicated (in millions, except percentages):

	Three Months Ended March 31,
	2022	2021	% Change
Sales and marketing	$478	$546	(13)%
Percentage of net revenues	19%	21%
Product development	301	304	(1)%
Percentage of net revenues	12%	12%
General and administrative	226	246	(8)%
Percentage of net revenues	9%	9%
Provision for transaction losses	96	88	9%
Percentage of net revenues	4%	3%
Amortization of acquired intangible assets	1	7	(85)%
Total operating expenses	$1,102	$1,191	(7)%

Foreign currency movements relative to the U.S. dollar had a favorable impact of $28 million on operating expenses during the three months ended March 31, 2022 compared to the same period in 2021. There was no hedging activity within operating expenses.

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

The decrease in sales and marketing expenses during the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to a decrease in online and offline advertising expenses of $22 million, a decrease in certain user coupons and rewards of approximately $20 million and a favorable impact from foreign currency movements relative to the U.S. dollar of $21 million.

Product Development

Product development expenses primarily consist of employee compensation including stock-based compensation, contractor costs, facilities costs and depreciation on equipment. Product development expenses are net of required capitalization of major platform and other product development efforts, including the development and maintenance of our technology platform. Our top technology priorities include the implementation of our strategic plan including payment intermediation capabilities, improved seller tools and buyer experiences.

Product development expenses were relatively flat during the three months ended March 31, 2022 compared to the same period in 2021 due to relatively flat employee related costs.

Capitalized internal use and platform development costs were $32 million and $31 million in the three months ended March 31, 2022 and 2021, respectively. These costs are primarily reflected as a cost of net revenues when amortized in future periods.

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

The decrease in general and administrative expenses during the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to restructuring charges of $33 million that did not occur in 2022, partially offset by an increase in charitable contributions of $18 million.

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

The increase in provision for transaction losses during the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to higher chargeback losses of $14 million incurred for managed payments as we scale the platform and higher customer protection program costs of $7 million. These increases were partially offset by lower bad debt expense as a result of fees collected through the managed payments platform of $10 million.

Gain (Loss) on Equity Investments and Warrant, Net

Gain (loss) on equity investments and warrant, net primarily consists of realized and unrealized gains and losses related to our various types of equity investments, including our equity investments in Adevinta, Adyen, KakaoBank and Gmarket, and gains and losses due to changes in fair value of the warrant received from Adyen. The following table presents gain (loss) on equity investments and warrant, net for the periods indicated (in millions, except percentages):

	Three Months Ended March 31,
	2022	2021	% Change
Change in fair value of equity investment in Adevinta	$(1,643)	$—	**
Change in fair value of equity investment in Gmarket	(182)	—	**
Realized change in fair value of shares sold in Adyen	(166)	—	**
Unrealized change in fair value of equity investment in Adyen	(80)	—	**
Unrealized change in fair value of equity investment in KakaoBank	(91)	—	**
Realized change in fair value of shares sold in KakaoBank	(8)	—	**
Change in fair value of warrant	(115)	(36)	219%
Gain (loss) on other investments	(6)	—	**
Total gain (loss) on equity investments and warrant, net	$(2,291)	$(36)	**
Percentage of net revenues	(92)%	(1)%
** Not meaningful

The increase in gain (loss) on equity method investments and warrant, net during the three months ended March 31, 2022 compared to the same period in 2021 was primarily driven by a $1.6 billion loss from the change in fair value of our equity investment in Adevinta.

Interest and Other, Net

Interest and other, net primarily consists of interest earned on cash, cash equivalents and investments, as well as foreign exchange transaction gains and losses, gain/loss on acquisitions or disposals and interest expense, consisting of interest charges on any amounts borrowed and commitment fees on unborrowed amounts under our credit agreement and interest expense on our outstanding debt securities and commercial paper, if any. The following table presents interest and other, net for the periods indicated (in millions, except percentages):

	Three Months Ended March 31,
	2022	2021	% Change
Total interest and other, net	$(50)	$(81)	(38)%
Percentage of net revenues	(2)%	(3)%

The decrease in interest and other, net expense during the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to lower interest expense and foreign exchange transaction gains.

Income Tax Provision

The following table presents provision for income taxes for the periods indicated (in millions, except percentages):

	Three Months Ended March 31,
	2022	2021
Income tax provision (benefit)	$(310)	$156
Effective tax rate	18.8%	21.6%

The decrease in our effective tax rate for the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to lower U.S. taxes on foreign operations and increased research and development credits.

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

Discontinued Operations

On November 14, 2021, we completed the previously announced sale of 80.01% of the outstanding equity interests of eBay Korea to Emart. We classified the results of our eBay Korea business as discontinued operations in our condensed consolidated statement of income for the periods presented through November 14, 2021.

On June 24, 2021, we completed the previously announced transfer of our Classifieds business to Adevinta. We classified the results of our Classifieds business as discontinued operations in our condensed consolidated statement of income for the periods presented through June 24, 2021.

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

The following tables present a reconciliation of FX-Neutral GMV and FX-Neutral net revenues (each as defined below) to our reported GMV and net revenues for the periods indicated (in millions, except percentages):

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021	% Change
	As Reported	Exchange Rate Effect (1)(3)	FX-Neutral (2)	As Reported (4)	As Reported	FX-Neutral
GMV	$19,409	$(566)	$19,975	$24,127	(20)%	(17)%

Net Revenues:

Net transaction revenues	$2,355	$(56)	$2,411	$2,476	(5)%	(4)%
Marketing services and other revenues	128	(2)	130	162	(21)%	(20)%
Total net revenues	$2,483	$(58)	$2,541	$2,638	(6)%	(5)%
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
(3) Net transaction revenues were net of $6 million and $28 million of hedging activity during the three months ended March 31, 2022 and 2021, respectively.
(4) GMV for the three months ended March 31, 2021 has been retrospectively recast to reflect the new definition of GMV announced in December 2021.

Liquidity and Capital Resources

Cash Flows

	Three Months Ended March 31,
	2022	2021
	(In millions)
Net cash provided by (used in):
Continuing operating activities	$629	$948
Continuing investing activities	1,772	267
Continuing financing activities	(1,952)	(1,101)
Effect of exchange rates on cash, cash equivalents and restricted cash	(18)	(11)
Net increase in cash, cash equivalents and restricted cash - discontinued operations	(16)	24
Net increase (decrease) in cash, cash equivalents and restricted cash	$415	$127

Continuing Operating Activities

Our operating cash flows arise primarily from cash received from our customers on our platforms offset by cash payments for sales and marketing, employee compensation and payment processing expenses.

Cash provided by continuing operating activities of $629 million in the three months ended March 31, 2022 compared to cash provided by continuing operating activities of $948 million in the three months ended March 31, 2021 was primarily attributable to a decrease in operating income from continuing operations of $149 million. The decrease in operating income was driven by a decrease in net revenues during the three months ended March 31, 2022 compared to the elevated traffic from the impact of COVID-19 during the same period in 2021, as noted in our comments on “Net Transaction Revenues.” The remaining changes in continuing operating cash flows are attributable to working capital movements and changes in non-cash items.

Continuing Investing Activities

Cash provided by continuing investing activities of $1.8 billion in the three months ended March 31, 2022 was primarily attributable to proceeds of $6.8 billion from the maturities and sales of investments and proceeds of $500 million in the aggregate from the sales of shares in Adyen and KakaoBank, partially offset by cash paid for investments of $5.5 billion and property and equipment of $83 million.

The largely offsetting effects of purchases of investments and maturities and sale of investments results from the management of our investments. As our immediate cash needs change, purchase and sale activity will fluctuate.

Continuing Financing Activities

Cash used in continuing financing activities of $2.0 billion in the three months ended March 31, 2022 was primarily attributable to cash paid to repurchase $1.1 billion of common stock, debt repayments of $750 million related to our 3.800% senior fixed rate notes due 2022 that were redeemed and $129 million paid in cash dividends.

The positive effect of exchange rate movements on cash, cash equivalents and restricted cash was due to the strengthening of the U.S. dollar against other currencies during the three months ended March 31, 2022 compared to the 2021 year-end rate.

Liquidity and Capital Resource Requirements

As of March 31, 2022 and December 31, 2021, we had assets classified as cash and cash equivalents, as well as short-term and long-term non-equity investments from continuing operations, in an aggregate amount of $6.3 billion and $7.3 billion, respectively. We believe that our cash, cash equivalents and short-term and long-term investments, together with cash expected to be generated from operations, borrowings available under our credit agreement and commercial paper program, and our access to capital markets, will be sufficient to satisfy our material cash requirements over the next 12 months and for the foreseeable future.

However, geopolitical and macroeconomic events including COVID-19 and related measures to contain its impact have caused material disruptions in both U.S. and international financial markets and economies and are uncertain in duration. The future impact of these events cannot be predicted with certainty and may increase our borrowing costs and other costs of capital and otherwise adversely affect our business, results of operations, financial condition and liquidity, and we cannot assure that we will have access to external financing at times and on terms we consider acceptable, or at all, or that we will not experience other liquidity issues going forward.

Senior Notes

As of March 31, 2022, we had floating- and fixed-rate senior notes outstanding for an aggregate principal amount of $8.4 billion, with $1.8 billion payable within 12 months. The net proceeds from the issuances of these senior notes are used for general corporate purposes, including, among other things, capital expenditures, share repurchases, repayment of indebtedness and possible acquisitions.

On February 9, 2022, the company redeemed the $750 million aggregate principal amount of the 3.800% senior notes due March 2022. Total cash consideration paid was $750 million, as the redemption price was equal to 100% of the principal amount. In addition, we paid accrued and unpaid interest on the principal amount.

Subsequent to March 31, 2022, the company redeemed the $605 million aggregate principal amount of the 2.600% senior notes due 2022. Total cash consideration paid was $605 million, as the redemption price was equal to 100% of the principal amount. In addition, we paid accrued and unpaid interest on the principal amount.

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. As of March 31, 2022, there were no commercial paper notes outstanding.

Credit Agreement

In March 2020, we entered into a credit agreement that provides for an unsecured $2 billion five-year credit facility. We may also, subject to the agreement of the applicable lenders, increase commitments under the revolving credit facility by up to $1 billion. Funds borrowed under the credit agreement may be used for working capital, capital expenditures, acquisitions and other general corporate purposes. As of March 31, 2022, no borrowings were outstanding under our $2 billion credit agreement.

Credit Ratings

As of March 31, 2022, we were rated investment grade by Standard and Poor’s Financial Services, LLC (long-term rated BBB+, short-term rated A-2, with a stable outlook) and Moody’s Investor Service (long-term rated Baa1, short-term rated P-2, with a stable outlook). We disclose these ratings to enhance the understanding of our sources of liquidity and the effects of our ratings on our costs of funds. Our borrowing costs depend, in part, on our credit ratings and any actions taken by these credit rating agencies to lower our credit ratings, as described above, will likely increase our borrowing costs.

We were in compliance with all financial covenants in our outstanding debt instruments for the three months ended March 31, 2022. For additional details related to our debt, please see “Note 8 — Debt” to the condensed consolidated financial statements included in this report.

Income Taxes

As of March 31, 2022, our assets classified as cash and cash equivalents, and short-term and long-term non-equity investments from continuing operations included assets held in certain of our foreign operations totaling approximately $2.4 billion. As we repatriate these funds to the U.S., we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs. We have accrued deferred taxes for the tax effect of repatriating the funds to the U.S.

For additional details related to our income taxes, please see “Income Tax Provision” in our Results of Operations above and “Note 13 — Income Taxes” to the condensed consolidated financial statements included in this report.

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

During the three months ended March 31, 2022, we repurchased approximately $1.25 billion of our common stock under our stock repurchase programs inclusive of $181 million of unsettled shares as of March 31, 2022, which were subsequently settled in the second quarter of 2022. In February 2022 our Board authorized an additional $4.0 billion stock repurchase program, with no expiration from the date of authorization. As of March 31, 2022, a total of approximately $4.7 billion remained available for future repurchases of our common stock under our stock repurchase programs. See “Note 11 — Stockholders’ Equity” to the condensed consolidated financial statements included in this report for more information about our stock repurchase programs.

Dividends

The Company paid a total $129 million and $122 million in cash dividends during the three months ended March 31, 2022 and 2021, respectively. In May 2022, our Board of Directors declared a cash dividend of $0.22 per share of common stock to be paid on June 17, 2022 to stockholders of record as of June 1, 2022.

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

We have a cash pooling arrangement with a financial institution for cash management purposes. As of March 31, 2022, we had a total of $1.5 billion in aggregate cash deposits, partially offset by $1.3 billion in cash withdrawals, held within the financial institution under the cash pooling arrangement. See “Note 10 — Commitments and Contingencies” to the condensed consolidated financial statements included in this report for more information about our cash pooling arrangement.

We have entered into various indemnification agreements and, in the ordinary course of business, we have included limited indemnification provisions in certain of our agreements with parties with which we have commercial relations. It is not possible to determine the maximum potential loss under these various indemnification provisions due to our limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, losses recorded in our condensed consolidated statement of income in connection with our indemnification provisions have not been significant, either individually or collectively. See “Note 10 — Commitments and Contingencies” to the condensed consolidated financial statements included in this report for more information about our indemnification provisions.

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

The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our cash equivalents and short-term and long-term investments in a variety of asset types, including bank deposits, government bonds and corporate debt securities. As of March 31, 2022, approximately 16% of our total cash and investments was held in cash and cash equivalents. As such, changes in interest rates will impact interest income. As discussed below, the fair market values of our fixed rate securities may be adversely affected due to a rise in interest rates, and we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates.

As of March 31, 2022, the balance of our corporate debt and government bond securities was $4.5 billion, which represented approximately 39% of our total cash and investments. Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate investment securities may be adversely impacted due to a rise in interest rates. In general, fixed-rate securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease and may also suffer a decline in market value if interest rates increase. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease in the fair value of our investments of $38 million and $4 million as of March 31, 2022 and December 31, 2021, respectively.

As of March 31, 2022, we had an aggregate principal amount of $8.4 billion of outstanding senior notes, of which 95% bore interest at fixed rates. During 2020, we began to hedge the variability of the cash flows in interest payments associated with our floating-rate debt using interest rate swaps. These interest rate swap agreements effectively convert our LIBOR-based floating-rate debt to a fixed-rate basis, reducing the impact of interest-rate changes on future interest expense. The total notional amount of these interest swaps was $400 million as of March 31, 2022 with terms calling for us to receive interest at a variable rate and to pay interest at a fixed rate. Our interest rate swap contracts have maturity dates in 2023. At March 31, 2022, we did not have an unhedged balance on our floating-rate debt. We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1% (100 basis points) decrease in interest rates would have resulted in a decrease in the fair values of our floating to fixed rate interest swaps of approximately $3 million at March 31, 2022.

Further changes in interest rates will impact interest expense on any borrowings under our revolving credit facility, which bear interest at floating rates, and the interest rate on any commercial paper borrowings we make and any debt securities we may issue in the future and, accordingly, will impact interest expense. For additional details related to our debt, see “Note 8 — Debt” to the condensed consolidated financial statements included in this report.

Equity Price Risk

Equity investments

On June 24, 2021, we completed the transfer of our Classifieds business to Adevinta. Upon completion of the transfer we received an equity interest in Adevinta. The equity investment is accounted for under the fair value option and changes in Adevinta’s stock price and equity volatility may have a significant impact on the value of our equity investment in Adevinta. As of March 31, 2022, a one dollar change in Adevinta’s common stock, holding other factors constant, would increase or decrease the fair value of the investment by approximately $405 million.

In August 2021, KakaoBank completed its initial public offering which resulted in this investment having a readily determinable fair value. Previously this investment was accounted for as an equity investment without a readily determinable fair value. Valuation of equity investments with readily determinable fair values can be obtained from real time quotes in active markets. Changes in KakaoBank’s stock price and equity volatility may have a significant impact on the value of our equity investment in KakaoBank. As of March 31, 2022, a one dollar change in KakaoBank’s common stock, holding other factors constant, would increase or decrease the fair value of the investment by approximately $13 million.

As further described in the “Warrant” section below, we entered into a warrant agreement in conjunction with a commercial agreement with Adyen that, subject to meeting certain conditions, entitles us to acquire a fixed number of shares up to 5% of Adyen’s fully diluted issued and outstanding share capital at a specific date. In 2021, we met the processing volume milestone target to vest the first tranche of the warrant. Upon vesting of the first tranche, we exercised the option to purchase shares of Adyen. Our equity investment in Adyen is accounted for as an equity investment with a readily determinable fair value. Changes in Adyen’s common stock price and equity volatility may have a significant impact on the value of the investment. As of March 31, 2022, a one dollar change in Adyen’s common stock, holding other factors constant, would increase or decrease the fair value of the investment by approximately $0.1 million.

Our remaining equity investments are primarily investments in privately-held companies, including equity method investments, equity investments under the fair value option and equity investments without readily determinable fair values. Our consolidated results of operations include, as a component of gain (loss) on equity investments and warrant, net, our share of the net income or loss of the equity investments accounted for under the equity method of accounting and the change in fair value of the equity investments under the fair value option. Equity investments without readily determinable fair values are accounted for at cost, less impairment and adjusted for subsequent observable price changes obtained from orderly transactions for identical or similar investments issued by the same investee. Such changes in the basis of the equity investment are recognized in gain (loss) on equity investments and warrant, net.

As of March 31, 2022, our equity investments totaled $5.2 billion, which represented approximately 45% of our total cash and investments, and primarily related to our equity investment in Adevinta.

For additional details related to these investments, please see “Note 5 — Investments” to our condensed consolidated financial statements included in this report.

Warrant

We entered into a warrant agreement in conjunction with a commercial agreement with Adyen that, subject to meeting certain conditions, entitles us to acquire a fixed number of shares up to 5% of Adyen’s fully diluted issued and outstanding share capital at a specific date. As discussed above, in 2021 we met the processing volume milestone target to vest the first tranche of the warrant, and we exercised the option to purchase shares of Adyen. The remaining tranches of the warrant are accounted for as a derivative instrument under ASC Topic 815, Derivatives and Hedging. Changes in Adyen’s common stock price and equity volatility may have a significant impact on the value of the warrant. As of March 31, 2022, a one dollar change in Adyen’s common stock, holding other factors constant, would increase or decrease the fair value of the warrant by approximately $0.2 million. For additional details related to the warrant, please see “Note 6 — Derivative Instruments” to our condensed consolidated financial statements included in this report.

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

We have a foreign exchange exposure management program designed to identify material foreign currency exposures, manage these exposures and reduce the potential effects of currency fluctuations on our reported condensed consolidated cash flows and results of operations through the purchase of foreign currency exchange contracts. The effectiveness of the program and resulting usage of foreign exchange derivative contracts is at times limited by our ability to achieve cash flow hedge accounting or net investment hedge accounting, as applicable. For additional details related to our derivative instruments, please see “Note 6 — Derivative Instruments” to our condensed consolidated financial statements included in this report.

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

The following table illustrates the fair values of outstanding foreign exchange contracts designated as cash flow hedges and the before-tax effect on fair values of a hypothetical adverse change in the foreign exchange rates that existed as of March 31, 2022. The sensitivity for foreign currency contracts is based on a 20% adverse change in foreign exchange rates, against relevant functional currencies.

	Fair Value Asset/(Liability)	Fair Value Sensitivity
	(In millions)
Foreign exchange contracts - Cash flow hedges	$100	$(164)
Foreign exchange contracts - Not designated for hedge accounting	$14	$(146)

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

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $30 million as of March 31, 2022 taking into consideration the offsetting effect of foreign exchange forwards in place as of March 31, 2022.

Item 4:    Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022.

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

Item 1A:    Risk Factors

Risk Factors:

We are subject to various risks and uncertainties that may affect our business, results of operations and financial condition including not limited to, those described in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”). Current global economic and geopolitical events and conditions may amplify many of these risks. These risks are not the only risks that may affect us. Additional risks that we are not aware of or do not believe are material at the time of this filing may also become important factors that adversely affect our business. There have been no material changes to the Company’s risk factors since the 2021 Form 10-K.

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchase activity during the three months ended March 31, 2022 was as follows:

Period Ended	Total Number of Shares Purchased		Average Price Paid per Share (3)		Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet be Purchased Under the Programs (2)
January 31, 2022
Open market purchases	3,880,050		$62.35		3,880,050	$1,749,254,297
Accelerated share repurchase	3,333,522	(1)	$—	(1)	3,333,522	$1,749,254,297
February 28, 2022
Open market purchases	—		$—		—	$1,749,254,297
March 31, 2022
Open market purchases	17,918,622		$56.25		17,918,622	$4,741,254,406
	25,132,194				25,132,194
(1)In October 2021, we entered into accelerated share repurchase agreements (the “2021 ASR Agreements”) with two financial institutions (each, a “2021 ASR Counterparty”), as part of our share repurchase program. In January 2022, the 2021 ASR Agreements with the remaining 2021 ASR Counterparty settled and resulted in a delivery of approximately 3.3 million additional shares. In total under the 2021 ASR Agreements, approximately 36.0 million shares were repurchased at an average price per share of $69.43.
(2)In August 2021 our Board authorized an additional $3.0 billion stock repurchase program and in February 2022 our Board authorized an additional $4.0 billion stock repurchase program. These stock repurchase programs have no expiration from the date of authorization.
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
During the three months ended March 31, 2022, we repurchased approximately $1.25 billion of our common stock under our stock repurchase programs. As of March 31, 2022, a total of approximately $4.7 billion remained available for future repurchases of our common stock under our stock repurchase programs.
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
(3)Excludes broker commissions.

Item 3:    Defaults Upon Senior Securities

Not applicable.

Item 4:    Mine Safety Disclosures

Not applicable.

Item 5:    Other Information

Not applicable.

Item 6:    Exhibits

The information required by this Item is set forth in the Index to Exhibits of this Quarterly Report.

INDEX TO EXHIBITS

Exhibit Number	Filed or furnished with this 10-Q	Description
10.01+	X	Form of Performance Based Restricted Stock Unit Award Grant Notice and Performance Based Restricted Stock Unit Award Agreement (with TSR Modifier) under Registrant’s 2008 Equity Incentive Award Plan.
10.02+	X	Form of Stock Option Agreement (with Performance Vesting) under Registrant’s 2008 Equity Incentive Award Plan.
10.03+	X	Offer Letter dated January 4, 2021, between Registrant and Cornelius Boone.
10.04+	X	Offer Letter dated November 16, 2020, between Registrant and Julie Loeger.
31.01	X	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	X	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	X	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	X	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	X	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	X	Inline XBRL Taxonomy Extension Schema Document
101.CAL	X	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	X	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	X	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	X	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	X	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+    Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eBay Inc.
Principal Executive Officer:

		By:	/s/ Jamie Iannone
Jamie Iannone
Chief Executive Officer
Date:	May 5, 2022
Principal Financial Officer:

		By:	/s/ Steve Priest
Steve Priest
Chief Financial Officer
Date:	May 5, 2022
Principal Accounting Officer:

		By:	/s/ Brian J. Doerger
Brian J. Doerger
Vice President, Chief Accounting Officer
Date:	May 5, 2022