Form 10-K/A
period 2021-12-31
EBAY INC
filed 2022-05-10
CIK 1065088

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
559,842,135 shares of common stock issued and outstanding as of May 2, 2022.

Auditor Name:	PricewaterhouseCoopers LLP	Auditor Location:	San Jose, California	Auditor Firm ID:	238

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Part IV, Item 15 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 of eBay Inc. (the “Company”), as filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 24, 2022 (the “Form 10-K”). The purpose of this Amendment is to provide financial statements for Adevinta ASA (“Adevinta”), pursuant to Rule 3-09 of Regulation S-X as of and for the years ended December 31, 2021 and 2020. In accordance with Rule 3-09(b)(1), Adevinta’s financial statements are being filed herewith as Exhibit 99.1 within six months after the end of Adevinta’s fiscal year. In addition, the Company is filing the consent of the independent auditors of Adevinta as Exhibit 23.02 and new certifications by the Company’s Chief Executive Officer and Chief Financial Officer as Exhibits 31.03, 31.04, 32.03 and 32.04, respectively, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended.

Except as otherwise expressly noted, this Amendment does not modify or update in any way (i) the consolidated financial position, the results of operations or cash flows of the Company, or (ii) the Form 10-K; nor does it reflect events occurring after the filing of the Form 10-K. Among other things, forward-looking statements made in the Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Form 10-K, and such forward-looking statements should be read in their historical context. Furthermore, this Amendment should be read in conjunction with the Form 10-K and any subsequent filings with the SEC.

Unless the context requires otherwise, all references to “we,” “our,” “us” or “eBay” mean eBay Inc., a Delaware corporation, and its consolidated subsidiaries.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

a.The following documents are filed as part of this report:

1.Consolidated Financial Statements:
The consolidated financial statements of the Company, as listed in Item 15 of the Form 10-K, are included in Item 15 of the Form 10-K.

2.Financial Statement Schedule:
The financial statement schedule of the Company, as listed in Item 15 of the Form 10-K, is included in Item 15 of the Form 10-K.
The financial statements of Adevinta required by Rule 3-09 of Regulation S-X are provided as Exhibit 99.01 to this Amendment.

3.Exhibits Required by Item 601 of Regulation S-K:
The exhibits listed in the Exhibit Index of the Form 10-K and this Amendment are filed with, or incorporated by reference in, this report.

b.The information required by this Item is set forth in the exhibits listed in the Exhibit Index of the Form 10-K and this Amendment filed with, or incorporated by reference in, this report.

c.Financial Statement Schedule and Separate Financial Statements of Subsidiaries Not Consolidated and Fifty Percent or Less Owned Persons.

Adevinta was deemed a significant equity investee under Rule 3-09 of Regulation S-X for the fiscal year ended December 30, 2021. As such, financial statements of Adevinta are required to be filed by amendment to the Form 10-K within six months of Adevinta’s fiscal year end. Accordingly, Adevinta’s financial statements for its fiscal year ended December 31, 2021 are provided as Exhibit 99.01 to this Amendment.

INDEX TO EXHIBITS

No.	Exhibit Description	Filed or Furnished with this 10-K/A	Incorporated by Reference
			Form	File No.	Date Filed

23.02	Consent of Ernst & Young AS related to Exhibit 99.01.	X

31.03	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2022.	X

31.04	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2022.	X

32.03	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2022.	X

32.04	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2022.	X

99.01	Audited consolidated financial statements of Adevinta ASA as of and for the years ended December 31, 2021 and 2020.	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X