Form 10-Q
period 2022-09-30
EBAY INC
filed 2022-11-03
CIK 1065088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒
As of November 1, 2022, there were 542,659,087 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

eBay Inc.

PART I: FINANCIAL INFORMATION

Item 1:    Financial Statements (unaudited)

eBay Inc.
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2022	December 31, 2021
	(In millions, except par value)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,037	$1,379
Short-term investments	1,457	5,944
Customer accounts and funds receivable	633	681
Other current assets	1,162	1,107
Total current assets	5,289	9,111
Long-term investments	1,971	2,575
Property and equipment, net	1,194	1,236
Goodwill	4,058	4,178
Operating lease right-of-use assets	527	289
Deferred tax assets	3,144	3,255
Equity investment in Adevinta	2,417	5,391
Other assets	497	591
Total assets	$19,097	$26,626
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$1,150	$1,355
Accounts payable	224	262
Customer accounts and funds payable	649	707
Accrued expenses and other current liabilities	1,765	1,927
Income taxes payable	186	371
Total current liabilities	3,974	4,622
Operating lease liabilities	432	200
Deferred tax liabilities	2,231	3,116
Long-term debt	6,579	7,727
Other liabilities	1,028	1,183
Total liabilities	14,244	16,848
Commitments and Contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value; 3,580 shares authorized; 544 and 594 shares outstanding	2	2
Additional paid-in capital	17,147	16,659
Treasury stock at cost, 1,178 and 1,121 shares	(46,402)	(43,371)
Retained earnings	33,766	36,090
Accumulated other comprehensive income	340	398
Total stockholders’ equity	4,853	9,778
Total liabilities and stockholders’ equity	$19,097	$26,626

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions, except per share amounts)
	(Unaudited)
Net revenues	$2,380	$2,501	$7,285	$7,807
Cost of net revenues	647	678	1,999	1,956
Gross profit	1,733	1,823	5,286	5,851
Operating expenses:
Sales and marketing	538	496	1,582	1,601
Product development	345	334	990	988
General and administrative	212	219	675	715
Provision for transaction losses	69	112	251	303
Amortization of acquired intangible assets	1	—	3	9
Total operating expenses	1,165	1,161	3,501	3,616
Income from operations	568	662	1,785	2,235
Gain (loss) on equity investments and warrant, net	(593)	(181)	(4,105)	(490)
Interest and other, net	(29)	(47)	(110)	(186)
Income (loss) from continuing operations before income taxes	(54)	434	(2,430)	1,559
Income tax benefit (provision)	(16)	(151)	485	(414)
Income (loss) from continuing operations	(70)	283	(1,945)	1,145
Income (loss) from discontinued operations, net of income taxes	1	(19)	4	10,494
Net income (loss)	$(69)	$264	$(1,941)	$11,639

Income (loss) per share - basic:
Continuing operations	$(0.13)	$0.44	$(3.45)	$1.72
Discontinued operations	0.00	(0.03)	0.01	15.72
Net income (loss) per share - basic	$(0.13)	$0.41	$(3.44)	$17.44

Income (loss) per share - diluted:
Continuing operations	$(0.13)	$0.43	$(3.45)	$1.69
Discontinued operations	0.00	(0.03)	0.01	15.47
Net income (loss) per share - diluted	$(0.13)	$0.40	$(3.44)	$17.16

Weighted-average shares:
Basic	548	647	563	667
Diluted	548	658	563	678

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
	(Unaudited)
Net income (loss)	$(69)	$264	$(1,941)	$11,639
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation gains (losses)	(77)	(85)	(196)	(192)
Unrealized gains (losses) on investments, net	(31)	—	(99)	(4)
Tax benefit (expense) on unrealized gains (losses) on investments, net	7	—	22	1
Unrealized gains (losses) on hedging activities, net	151	60	275	130
Tax benefit (expense) on unrealized gains (losses) on hedging activities, net	(33)	(13)	(60)	(29)
Other comprehensive income (loss), net of tax	17	(38)	(58)	(94)
Comprehensive income (loss)	$(52)	$226	$(1,999)	$11,545

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions, except per share amounts)
	(Unaudited)
Common stock:
Balance, beginning of period	$2	$2	$2	$2
Common stock issued	—	—	—	—
Common stock repurchased	—	—	—	—
Balance, end of period	2	2	2	2
Additional paid-in-capital:
Balance, beginning of period	17,059	16,676	16,659	16,497
Common stock and stock-based awards issued	—	1	55	59
Tax withholdings related to net share settlements of restricted stock units and awards	(32)	(58)	(130)	(186)
Stock-based compensation	118	130	366	386
Forward contract for share repurchases	—	—	188	—
Other	2	1	9	(6)
Balance, end of period	17,147	16,750	17,147	16,750
Treasury stock at cost:
Balance, beginning of period	(46,101)	(38,308)	(43,371)	(36,515)
Common stock repurchased	(301)	(2,251)	(3,031)	(4,044)
Balance, end of period	(46,402)	(40,559)	(46,402)	(40,559)
Retained earnings:
Balance, beginning of period	33,960	34,086	36,090	22,961
Net income (loss)	(69)	264	(1,941)	11,639
Dividends and dividend equivalents declared	(125)	(120)	(383)	(370)
Balance, end of period	33,766	34,230	33,766	34,230
Accumulated other comprehensive income:
Balance, beginning of period	323	560	398	616
Foreign currency translation adjustment	(77)	(85)	(196)	(192)
Change in unrealized gains (losses) on investments	(31)	—	(99)	(4)
Change in unrealized gains (losses) on derivative instruments	151	60	275	130
Tax benefit (provision) on above items	(26)	(13)	(38)	(28)
Balance, end of period	340	522	340	522
Total stockholders’ equity	$4,853	$10,945	$4,853	$10,945

Dividends and dividend equivalents declared per share or restricted stock unit	$0.22	$0.18	$0.66	$0.54

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2022	2021
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(1,941)	$11,639
Income (loss) from discontinued operations, net of income taxes	(4)	(10,494)
Adjustments:
Provision for transaction losses	251	303
Depreciation and amortization	335	380
Stock-based compensation	366	365
Loss (gain) on investments and other, net	7	(39)
Deferred income taxes	(807)	41
Change in fair value of warrant	246	(383)
Change in fair value of equity investment in Adevinta	2,973	1,497
Change in fair value of equity investment in Gmarket	299	—
Unrealized change in fair value of equity investment in KakaoBank	246	(512)
Unrealized change in fair value of equity investment in Adyen	118	—
Realized change in fair value of shares sold in Adyen	143	—
Realized change in fair value of shares sold in KakaoBank	75	(83)
Loss (gain) on extinguishment of debt	—	10
Changes in assets and liabilities, net of acquisition effects	(366)	(106)
Net cash provided by continuing operating activities	1,941	2,618
Net cash used in discontinued operating activities	(371)	(254)
Net cash provided by operating activities	1,570	2,364
Cash flows from investing activities:
Purchases of property and equipment	(296)	(341)
Purchases of investments	(15,223)	(15,103)
Maturities and sales of investments	18,247	13,752
Proceeds from the sale of shares in Adyen	800	—
Proceeds from the sale of shares in KakaoBank	287	114
Other	(62)	13
Net cash provided by (used in) continuing investing activities	3,753	(1,565)
Net cash provided by discontinued investing activities	2	2,443
Net cash provided by investing activities	3,755	878
Cash flows from financing activities:
Proceeds from issuance of common stock	55	57
Repurchases of common stock	(2,828)	(3,966)
Payments for taxes related to net share settlements of restricted stock units and awards	(130)	(186)
Payments for dividends	(370)	(359)
Proceeds from issuance of long-term debt, net	—	2,478
Repayment of debt	(1,355)	(1,156)
Net funds receivable and payable activity	92	(109)
Other	—	(6)
Net cash used in continuing financing activities	(4,536)	(3,247)
Net cash provided by discontinued financing activities	—	2
Net cash used in financing activities	(4,536)	(3,245)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(89)	30
Net increase in cash, cash equivalents and restricted cash	700	27
Cash, cash equivalents and restricted cash at beginning of period	1,406	1,594
Cash, cash equivalents and restricted cash at end of period	$2,106	$1,621
Less: Cash, cash equivalents and restricted cash of discontinued operations	—	352
Cash, cash equivalents and restricted cash of continuing operations at end of period	$2,106	$1,269

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued)

	Nine Months Ended September 30,
	2022	2021
	(In millions)
	(Unaudited)
Supplemental cash flow disclosures:
Cash paid for:
Interest	$194	$203
Income taxes	$456	$435
Non-cash investing activities:
Equity investment in Adevinta	$—	$10,776

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to provisions for transaction losses, legal contingencies, income taxes, revenue recognition, stock-based compensation, investments including level 3 investments in Gmarket, warrants and the recoverability of goodwill and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Upon the transfer of our Classifieds business to Adevinta ASA (“Adevinta”) on June 24, 2021, shares in Adevinta were included as part of total consideration received under the definitive agreement. The equity interest in Adevinta is accounted for under the fair value option. As of September 30, 2022, our ownership in Adevinta was 33%. Subsequent changes in fair value are included in gain (loss) on equity investments and warrant, net.

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

The following table presents the computation of basic and diluted net income (loss) per share for the periods indicated (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Income (loss) from continuing operations	$(70)	$283	$(1,945)	$1,145
Income (loss) from discontinued operations, net of income taxes	1	(19)	4	10,494
Net income (loss)	$(69)	$264	$(1,941)	$11,639
Denominator:
Weighted average shares of common stock - basic	548	647	563	667
Dilutive effect of equity incentive awards	—	11	—	11
Weighted average shares of common stock - diluted	548	658	563	678

Income (loss) per share - basic:
Continuing operations	$(0.13)	$0.44	$(3.45)	$1.72
Discontinued operations	0.00	(0.03)	0.01	15.72
Net income (loss) per share - basic	$(0.13)	$0.41	$(3.44)	$17.44
Income (loss) per share - diluted:
Continuing operations	$(0.13)	$0.43	$(3.45)	$1.69
Discontinued operations	0.00	(0.03)	0.01	15.47
Net income (loss) per share - diluted	$(0.13)	$0.40	$(3.44)	$17.16
Common stock equivalents excluded from income (loss) per diluted share because their effect would have been anti-dilutive	15	—	14	9

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

Discontinued operations

The following table presents financial results from discontinued operations, net of income taxes in our condensed consolidated statement of income for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021 (1)
Classifieds income from discontinued operations, net of income taxes	$—	$(18)	$5	$10,482
eBay Korea income (loss) from discontinued operations, net of income taxes	1	(1)	(1)	3
StubHub income from discontinued operations, net of income taxes	—	—	—	9
Income (loss) from discontinued operations, net of income taxes	$1	$(19)	$4	$10,494
(1) Includes Classifieds financial results through the transaction close on June 24, 2021 and includes the gain on sale recorded for the Classifieds transaction.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table presents cash flows for discontinued operations for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021 (1)
Classifieds net cash used in discontinued operating activities	$—	$(428)	$(1)	$(283)
eBay Korea and other disposal activity net cash provided by (used in) discontinued operating activities	(6)	22	(370)	29
Net cash used in discontinued operating activities	$(6)	$(406)	$(371)	$(254)

Classifieds net cash provided by discontinued investing activities	$—	$—	$—	$2,453
eBay Korea and other disposal activity net cash provided by (used in) discontinued investing activities	2	(1)	2	(10)
Net cash provided by (used in) discontinued investing activities	$2	$(1)	$2	$2,443

eBay Korea and other disposal activity net cash provided by discontinued financing activities	$—	$64	$—	$2
Net cash provided by discontinued financing activities	$—	$64	$—	$2
(1) Includes Classifieds financial results through the transaction close on June 24, 2021 and includes the gain on sale recorded for the Classifieds transaction.

During the nine months ended September 30, 2022, we paid income taxes of $348 million related to discontinued operating activities of eBay Korea.

Classifieds

The financial results of Classifieds were presented as income (loss) from discontinued operations, net of income taxes on our condensed consolidated statement of income through June 24, 2021, when the transfer of Classifieds was completed. The periods presented below include the impact of intercompany revenue agreements through June 24, 2021. The impact of these intercompany revenue agreements to net revenues and cost of net revenues was $5 million for the nine months ended September 30, 2021. The continuing revenue and cash flows are not considered to be material.

The following table presents the financial results of Classifieds for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021 (1)
Net revenues	$—	$—	$—	$565
Cost of net revenues	—	—	—	63
Gross profit	—	—	—	502
Operating expenses:
Sales and marketing	—	—	—	183
Product development	—	—	—	105
General and administrative	—	9	(7)	76
Provision for transaction losses	—	—	—	2
Total operating expenses	—	9	(7)	366
Income (loss) from operations of discontinued operations	—	(9)	7	136
Pre-tax gain on sale	—	—	—	12,524
Income (loss) from discontinued operations before income taxes	—	(9)	7	12,660
Income tax provision	—	(9)	(2)	(2,178)
Income (loss) from discontinued operations, net of income taxes	$—	$(18)	$5	$10,482
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

The financial results of eBay Korea were presented as income (loss) from discontinued operations, net of income taxes on our condensed consolidated statement of income through November 14, 2021, when the sale of eBay Korea was completed. The following table presents the financial results of eBay Korea for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenues	$—	$374	$—	$1,157
Cost of net revenues	—	217	—	663
Gross profit	—	157	—	494
Operating expenses:
Sales and marketing	—	136	—	418
Product development	—	14	—	43
General and administrative	—	8	2	29
Total operating expenses	—	158	2	490
Income (loss) from operations of discontinued operations	—	(1)	(2)	4
Interest and other, net	1	1	1	2
Income (loss) from discontinued operations before income taxes	1	—	(1)	6
Income tax benefit (provision)	—	(1)	—	(3)
Income (loss) from discontinued operations, net of income taxes	$1	$(1)	$(1)	$3

StubHub, PayPal and Enterprise

For the three and nine months ended September 30, 2022 and 2021, the discontinued operations activity related to our former StubHub, PayPal and Enterprise businesses was immaterial.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 4 — Goodwill and Intangible Assets

Goodwill

The following table presents goodwill activity for the period indicated (in millions):

	December 31, 2021	Goodwill Acquired	Adjustments	September 30, 2022
Goodwill	$4,178	$51	$(171)	$4,058

The adjustments to goodwill during the nine months ended September 30, 2022 were primarily due to foreign currency translation.

Intangible Assets

Intangible assets are reported within other assets in our condensed consolidated balance sheet. The following table presents components of identifiable intangible assets as of the dates indicated (in millions, except years):

	September 30, 2022				December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Intangible assets:
Customer lists and user base	$183	$(183)	$—	0	$203	$(203)	$—	0
Marketing related	55	(52)	3	2	57	(52)	5	2
Developed technologies	186	(173)	13	3	174	(174)	—	3
All other	159	(157)	2	0	159	(156)	3	0
Total	$583	$(565)	$18		$593	$(585)	$8

Amortization expense for intangible assets was $2 million and immaterial for the three months ended September 30, 2022 and 2021, respectively, and $4 million and $9 million for the nine months ended September 30, 2022 and 2021, respectively.

The following table presents expected future intangible asset amortization as of the date indicated (in millions):

September 30, 2022
Remaining 2022	$2
2023	7
2024	6
2025	3
Total	$18

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Acquisition of TCGplayer

On August 22, 2022, eBay and TCGplayer announced that we entered into an agreement for eBay to acquire TCGplayer and on October 31, 2022, we completed this acquisition for up to approximately $295 million in cash. TCGplayer is a trusted marketplace for collectible card game enthusiasts, making it easy to buy and sell collections of collectibles from one marketplace.

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

The following table summarizes net revenues by type for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenues by type:
Net transaction revenues	$2,259	$2,350	$6,911	$7,322
Marketing services and other revenues	121	151	374	485
Total net revenues	$2,380	$2,501	$7,285	$7,807

The following table summarizes the allocation of net revenues based on geography for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
U.S.	$1,187	$1,198	$3,612	$3,798
United Kingdom	378	450	1,206	1,451
Germany	240	272	772	953
Rest of world	575	581	1,695	1,605
Total net revenues	$2,380	$2,501	$7,285	$7,807

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 6 — Investments

The following tables summarize the unrealized gains and losses and estimated fair value of our investments classified as available-for-sale debt securities and restricted cash as of the dates indicated (in millions):

	September 30, 2022
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Restricted cash	$28	$—	$—	$28
Corporate debt securities	1,338	—	(3)	1,335
Government and agency securities	19	—	(1)	18
	$1,385	$—	$(4)	$1,381
Long-term investments:
Restricted cash	$2	$—	$—	$2
Corporate debt securities	766	—	(46)	720
Government and agency securities	726	—	(56)	670
	$1,494	$—	$(102)	$1,392

	December 31, 2021
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Restricted cash	$22	$—	$—	$22
Corporate debt securities	4,151	1	—	4,152
Government and agency securities	25	—	—	25
	$4,198	$1	$—	$4,199
Long-term investments:
Corporate debt securities	$954	$1	$(5)	$950
Government and agency securities	779	—	(2)	777
	$1,733	$1	$(7)	$1,727

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
We regularly review investment securities for credit impairment using both qualitative and quantitative criteria. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses will be recorded through interest and other, net for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. We did not recognize any credit-related impairment through an allowance for credit losses as of September 30, 2022.

Investment securities in a continuous loss position for less than 12 months had an estimated fair value of $2.4 billion and unrealized losses of $92 million as of September 30, 2022, and an estimated fair value of $3.1 billion and an immaterial amount of unrealized losses as of December 31, 2021. Investment securities in a continuous loss position for greater than 12 months had an estimated fair value of $198 million and unrealized losses of $14 million as of September 30, 2022, and there were no investment securities in a continuous loss position for greater than 12 months as of December 31, 2021. Refer to “Note 15 — Accumulated Other Comprehensive Income” for amounts reclassified to earnings from unrealized gains and losses.

The following table presents estimated fair values of our short-term and long-term investments classified as available-for-sale debt securities and restricted cash by date of contractual maturity as of the date indicated (in millions):

September 30, 2022
One year or less (including restricted cash of $28)	$1,381
One year through two years (including restricted cash of $2)	568
Two years through three years	674
Three years through four years	96
Four years through five years	54
$2,773

Equity Investments

The following table summarizes our equity investments as of the dates indicated (in millions):

	Balance Sheet Location	September 30, 2022	December 31, 2021
Equity investments with readily determinable fair values	Short-term investments	$76	$1,745
Equity investment in Adevinta	Equity investment in Adevinta	2,417	5,391
Equity investments under the fair value option	Long-term investments	467	725
Equity investments without readily determinable fair values	Long-term investments	79	85
Equity investments under the equity method of accounting	Long-term investments	33	38
Total equity investments		$3,072	$7,984

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

For the three months ended September 30, 2022 and 2021, unrealized losses of $501 million and $1,075 million, respectively, were recorded related to the change in fair value of the investment, and for the nine months ended September 30, 2022 and 2021, unrealized losses of $2,973 million and $1,497 million, respectively, were recorded related to the change in fair value of the investment in gain (loss) on equity investments and warrant, net on our condensed consolidated statement of income. The fair value of the investment was $2,417 million and $5,391 million as of September 30, 2022 and December 31, 2021, respectively.

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

In August 2021, one of our equity investments, KakaoBank Corp. (“KakaoBank”), which previously did not have a readily determinable fair value, completed its initial public offering which resulted in this investment having a readily determinable fair value. The fair value of the equity investment is measured based on KakaoBank’s closing stock price and prevailing foreign exchange rate at each balance sheet date. For the three and nine months ended September 30, 2022, unrealized losses of $50 million and $246 million, respectively, were recorded in gain (loss) on equity investments and warrant, net on our condensed consolidated statement of income related to the change in fair value of the investment. For both the three and nine months ended September 30, 2021, an unrealized gain of $512 million was recorded in gain (loss) on equity investments and warrant, net related to the change in fair value of the investment. During the nine months ended September 30, 2022, we sold a portion of our shares in KakaoBank for $287 million and recorded realized losses on the change in fair value of shares sold of $75 million in gain (loss) on equity investments and warrant, net on our condensed consolidated statement of income. During the nine months ended September 30, 2021, we sold a portion of our shares in KakaoBank for $114 million and recorded a realized gain on the change in fair value of shares sold of $83 million in gain (loss) on equity investments and warrant, net. The fair value of the investment was $76 million and $684 million as of September 30, 2022 and December 31, 2021, respectively and is reported within short-term investments in our condensed consolidated balance sheet.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

During the three and nine months ended September 30, 2022, we sold the remainder of our shares in Adyen for $120 million and $800 million, respectively, and recorded realized gains of $24 million and losses of $143 million on the change in fair value of shares sold in gain (loss) on equity investments and warrant, net on our condensed consolidated statement of income. As of December 31, 2021, the fair value of the investment was $1,061 million and is reported within short-term investments in our condensed consolidated balance sheet. Refer to “Note 7 — Derivative Instruments” for more information about the warrant.

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

For the three and nine months ended September 30, 2022, unrealized losses of $40 million and $299 million, respectively, were recorded in gain (loss) on equity investments and warrant, net on our condensed consolidated statement of income related to the change in fair value of the investment. As of September 30, 2022 and December 31, 2021, the fair value of the investment was $426 million and $725 million, respectively and is reported within long-term investments in our condensed consolidated balance sheet.

The investment is classified as Level 3 in the fair value hierarchy as the valuation reflects management’s estimate of assumptions that market participants would use in pricing the equity investment. Certain other immaterial equity investments aggregating to $41 million as of September 30, 2022 are measured at fair value using the net asset value per share (or its equivalent) practical expedient, and have not been classified in the fair value hierarchy. Refer to “Note 8 — Fair Value Measurement of Assets and Liabilities” for more information.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Equity investments without readily determinable fair values

The following table summarizes the change in total carrying value related to equity investments without readily determinable fair values still held for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Carrying value, beginning of period	$76	$571	$85	$539
Additions	5	—	5	1
Upward adjustments for observable price changes	—	—	—	41
Downward adjustments for observable price changes and impairment	—	(10)	(7)	(10)
Transfers out from investments without readily determinable fair values	—	(312)	—	(312)
Foreign currency translation and other	(2)	(6)	(4)	(16)
Carrying value, end of period	$79	$243	$79	$243

For the nine months ended September 30, 2022, we recorded downward adjustments $7 million to the carrying value of a strategic investment in gain (loss) on equity investments and warrant, net on our condensed consolidated statement of income.

For such equity investments without readily determinable fair values still held at September 30, 2022, the cumulative upward adjustment for observable price changes was $41 million and cumulative downward adjustment for observable price changes and impairments was $298 million.

The following table summarizes unrealized gains and losses related to equity investments held at September 30, 2022 and presented within gain (loss) on equity investments and warrant, net for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net gains/(losses) recognized during the period on equity investments	$(566)	$(492)	$(3,859)	$(873)
Less: Net gains/(losses) recognized during the period on equity investments sold during the period	24	83	(218)	83
Total unrealized gains/(losses) on equity investments held at September 30, 2022	$(590)	$(575)	$(3,641)	$(956)

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

In the second quarter of 2022, we began to hedge the variability of forecasted interest payments on anticipated debt issuance using forward-starting interest rate swaps. The total notional amount of these forward-starting interest rate swaps was $250 million as of September 30, 2022 with terms calling for us to receive interest at a variable rate and to pay interest at a fixed rate. These interest rate swaps effectively fix the benchmark interest rate and have the economic effect of hedging the variability of forecasted interest payments for up to 10 years on an anticipated debt issuance by the first quarter of 2023, and they will be terminated upon issuance of the debt.

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

During 2020, we began to hedge the variability of the cash flows in interest payments associated with our floating-rate debt using interest rate swaps. These interest rate swap agreements effectively convert our floating-rate debt that is based on London Interbank Offered Rate (“LIBOR”) to a fixed-rate basis, reducing the impact of interest-rate changes on future interest expense. The total notional amount of these interest rate swaps was $650 million as of September 30, 2022 with terms calling for us to receive interest at a variable rate and to pay interest at a fixed rate. Our interest rate swap contracts have maturity dates in 2023. Similar to other cash flow hedges, we record changes in the fair value of these interest rate swaps in AOCI and their fair value is amortized over the term of the debt to interest expense.

Cash Flow Hedges

For derivative instruments that are designated as cash flow hedges, the derivative’s gain or loss is initially reported as a component of AOCI and subsequently reclassified into earnings in the same period the forecasted hedged transaction affects earnings. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Unrealized gains and losses in AOCI associated with such derivative instruments are immediately reclassified into earnings. As of September 30, 2022, we have estimated that approximately $232 million of net derivative gains related to our foreign exchange cash flow hedges and $12 million net derivative gains related to our interest rate cash flow hedges included in AOCI will be reclassified into earnings within the next 12 months. We classify cash flows related to our cash flow hedges as operating activities in our condensed consolidated statement of cash flows.

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

In 2021, we met the processing volume milestone target to vest the first tranche of the warrant. Upon vesting of the first tranche, we exercised the option to purchase shares of Adyen valued at approximately $1.1 billion in exchange for approximately $110 million in cash. During the three and nine months ended September 30, 2022, we sold the remainder of our shares in Adyen for $120 million and $800 million, respectively, and recorded realized gains of $24 million and losses of $143 million on the change in fair value of shares sold in gain (loss) on equity investments and warrant, net on our condensed consolidated statement of income. Refer to “Note 6 — Investments” for more information about our equity investments.

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Derivative Contracts

The following table presents fair values of our outstanding derivative instruments as of the dates indicated (in millions):

	Balance Sheet Location	September 30, 2022	December 31, 2021
Derivative Assets:
Foreign exchange contracts designated as cash flow hedges	Other current assets	$215	$63
Foreign exchange contracts not designated as hedging instruments	Other current assets	38	22
Interest rate contracts designated as cash flow hedges	Other current assets	23	—
Warrant	Other assets	198	444
Foreign exchange contracts designated as cash flow hedges	Other assets	46	24
Total derivative assets		$520	$553

Derivative Liabilities:
Foreign exchange contracts designated as cash flow hedges	Other current liabilities	$23	$—
Foreign exchange contracts not designated as hedging instruments	Other current liabilities	1	17
Total derivative liabilities		$24	$17

Total fair value of derivative instruments		$496	$536

Under the master netting agreements with the respective counterparties to our derivative contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis on our condensed consolidated balance sheet. As of September 30, 2022, the potential effect of rights of set-off associated with the foreign exchange contracts would be an offset to both assets and liabilities by $23 million, resulting in net derivative assets of $276 million and net derivative liabilities of $1 million. As of September 30, 2022, there was no potential effect of rights of set-off associated with the interest rate contracts, as there were only asset positions of $23 million.

Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following tables present the activity of derivative instruments designated as cash flow hedges as of September 30, 2022 and December 31, 2021, and the impact of these derivative contracts on AOCI for the periods indicated (in millions):

	December 31, 2021	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Less: Amount of Gain (Loss) Reclassified From AOCI to Earnings	September 30, 2022
Foreign exchange contracts designated as cash flow hedges	$25	$310	$50	$285
Interest rate contracts designated as cash flow hedges	30	17	4	43
Total	$55	$327	$54	$328

	December 31, 2020	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Less: Amount of Gain (Loss) Reclassified From AOCI to Earnings	September 30, 2021
Foreign exchange contracts designated as cash flow hedges	$(95)	$38	$(62)	$5
Interest rate contracts designated as cash flow hedges	10	21	1	30
Total	$(85)	$59	$(61)	$35

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effect of Derivative Contracts on Condensed Consolidated Statement of Income

The following table summarizes the total gain (loss) recognized in the condensed consolidated statement of income from our foreign exchange derivative contracts by location for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Foreign exchange contracts designated as cash flow hedges recognized in net revenues	$36	$(19)	$51	$(65)
Foreign exchange contracts designated as cash flow hedges recognized in cost of net revenues	(1)	1	(1)	3
Foreign exchange contracts not designated as hedging instruments recognized in interest and other, net	16	2	56	(4)
Total gain (loss) recognized from foreign exchange derivative contracts in the condensed consolidated statement of income	$51	$(16)	$106	$(66)

The following table summarizes the total gain (loss) recognized in the condensed consolidated statement of income from our interest rate derivative contracts by location for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gain (loss) from interest rate contracts designated as cash flow hedges recognized in interest and other, net	$2	$1	$4	$1

The following table summarizes the total gain (loss) recognized in the condensed consolidated statement of income due to changes in the fair value of the warrant for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gain (loss) attributable to changes in the fair value of warrant recognized in gain (loss) on equity investments and warrant, net	$(27)	$311	$(246)	$383

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

	September 30, 2022	December 31, 2021
Foreign exchange contracts designated as cash flow hedges	$1,790	$2,066
Foreign exchange contracts not designated as hedging instruments	1,547	3,159
Interest rate contracts designated as cash flow hedges	650	400
Total	$3,987	$5,625

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 8 — Fair Value Measurement of Assets and Liabilities

The following tables present our financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated (in millions):

	September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$2,037	$2,037	$—	$—
Short-term investments:
Restricted cash	28	28	—	—
Corporate debt securities	1,335	—	1,335	—
Government and agency securities	18	—	18	—
Equity investments with readily determinable fair values	76	76	—	—
Total short-term investments	1,457	104	1,353	—
Equity investment in Adevinta	2,417	2,417	—	—
Derivatives	520	—	322	198
Long-term investments:
Restricted cash	2	2	—	—
Corporate debt securities	720	—	720	—
Government and agency securities	670	—	670	—
Equity investment under the fair value option	467	—	—	467
Total long-term investments	1,859	2	1,390	467
Total financial assets	$8,290	$4,560	$3,065	$665

Liabilities:
Derivatives	$24	$—	$24	$—

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$1,379	$1,379	$—	$—
Short-term investments:
Restricted cash	22	22	—	—
Corporate debt securities	4,152	—	4,152	—
Government and agency securities	25	—	25	—
Equity investments with readily determinable fair values	1,745	1,745	—	—
Total short-term investments	5,944	1,767	4,177	—
Equity investment in Adevinta	5,391	5,391	—	—
Derivatives	553	—	109	444
Long-term investments:
Corporate debt securities	950	—	950	—
Government and agency securities	777	—	777	—
Equity investment under the fair value option	725	—	—	725
Total long-term investments	2,452	—	1,727	725
Total financial assets	$15,719	$8,537	$6,013	$1,169

Liabilities:
Derivatives	$17	$—	$17	$—

Our financial assets and liabilities are valued using market prices on both active markets (Level 1), less active markets (Level 2) and little or no market activity (Level 3). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. Level 3 instrument valuations typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability. We did not have any transfers of financial instruments between valuation levels during the three months ended September 30, 2022.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table presents a reconciliation of the opening to closing balance of assets measured using significant unobservable inputs (Level 3) as of the dates indicated (in millions):

	September 30, 2022	December 31, 2021
Opening balance at beginning of period	$444	$1,051
Exercise of options under warrant	—	(961)
Change in fair value	(246)	354
Closing balance at end of period	$198	$444

The following table presents quantitative information about Level 3 significant unobservable inputs used in the fair value measurement of the warrant as of September 30, 2022 (in millions):

	Fair value	Valuation technique	Unobservable Input (1)	Range (weighted average)
Warrant	$198	Black-Scholes and Monte Carlo	Probability of vesting	0.0% - 55.0% (49%)
			Equity volatility	(46%)
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

The following table presents a reconciliation of the opening to closing balance of the equity investment in Gmarket measured using significant unobservable inputs (Level 3) as of the dates indicated (in millions):

	September 30, 2022	December 31, 2021 (1)
Opening balance at beginning of period	$725	$—
Recognition of equity investment	—	728
Change in fair value	(299)	(3)
Closing balance at end of period	$426	$725
(1) There were no indicators of a potential material change in fair value of the investment between the date of recognition and December 31, 2021. The fair value of the investment was $725 million as of December 31, 2021 due to foreign currency adjustments.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
This investment is classified within Level 3 in the fair value hierarchy as valuation of the investment reflects management’s estimate of assumptions that market participants would use in pricing the asset. The following table presents quantitative information about Level 3 significant unobservable inputs used in the fair value measurement of the equity investment in Gmarket as of September 30, 2022 that may have a significant impact on the overall valuation (in millions):

	Fair value	Valuation technique	Unobservable Input (1)	Range
Equity investment in Gmarket	$426	Market multiples	Revenue multiple — GPC method	1.1x — 2.0x
			Revenue multiple — GMAC method	1.3x — 4.1x
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

Certain other immaterial equity investments under the fair value option aggregating to $41 million as of September 30, 2022 are measured at fair value using the net asset value per share (or its equivalent) practical expedient, and have not been classified in the fair value hierarchy.

Refer to “Note 6 — Investments” for further details about our equity investments.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 9 — Debt

The following table summarizes the carrying value of our outstanding debt as of the dates indicated (in millions, except percentages):

	Coupon	As of	Effective	As of	Effective
	Rate	September 30, 2022	Interest Rate	December 31, 2021	Interest Rate
Long-Term Debt
Floating Rate Notes:
Senior notes due 2023	LIBOR plus 0.87%	$400	2.214%	$400	1.100%

Fixed Rate Notes:
Senior notes due 2022	—%	—	—%	750	3.989%
Senior notes due 2022	—%	—	—%	605	2.678%
Senior notes due 2023	2.750%	750	3.989%	750	2.866%
Senior notes due 2024	3.450%	750	3.531%	750	3.531%
Senior notes due 2025	1.900%	800	1.803%	800	1.803%
Senior notes due 2026	1.400%	750	1.252%	750	1.252%
Senior notes due 2027	3.600%	850	3.689%	850	3.689%
Senior notes due 2030	2.700%	950	2.623%	950	2.623%
Senior notes due 2031	2.600%	750	2.186%	750	2.186%
Senior notes due 2042	4.000%	750	4.114%	750	4.114%
Senior notes due 2051	3.650%	1,000	2.517%	1,000	2.517%
Total senior notes		7,750		9,105
Hedge accounting fair value adjustments (1)		4		7
Unamortized premium/(discount) and debt issuance costs		(25)		(30)
Less: Current portion of long-term debt		(1,150)		(1,355)
Total long-term debt		6,579		7,727

Short-Term Debt
Current portion of long-term debt		1,150		1,355
Total short-term debt		1,150		1,355
Total Debt		$7,729		$9,082
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

To help achieve our interest rate risk management objectives, during the second quarter of 2020, we entered into interest rate swap agreements that effectively converted $400 million of our LIBOR-based floating-rate debt to a fixed-rate basis. These swaps were designated as cash flow hedges and have maturity dates in 2023. During the second quarter of 2022, we began to hedge the variability of forecasted interest payments on anticipated debt issuance using forward-starting interest rate swaps. The total notional amount of these forward-starting interest rate swaps was $250 million as of September 30, 2022 and will be terminated upon issuance of the debt.

The effective interest rates for our senior notes include the interest payable, the amortization of debt issuance costs and the amortization of any original issue discount and premium on these senior notes. Interest on these senior notes is payable either quarterly or semiannually. Interest expense associated with these senior notes, including amortization of debt issuance costs, was approximately $54 million and $66 million during the three months ended September 30, 2022 and 2021, respectively, and $169 million and $191 million during the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December 31, 2021, the estimated fair value of these senior notes, using Level 2 inputs, was approximately $6.7 billion and $9.5 billion, respectively.

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. As of September 30, 2022, there were no commercial paper notes outstanding.

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

As of September 30, 2022, no borrowings were outstanding under our $2 billion credit agreement. However, as described above, we have an up to $1.5 billion commercial paper program and are required to maintain available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due, in an aggregate amount of $1.5 billion. As of September 30, 2022, no borrowings were outstanding under our commercial paper program; therefore, $2 billion of borrowing capacity was available for other purposes permitted by the credit agreement, subject to customary conditions to borrowing. The credit agreement includes a covenant limiting our consolidated leverage ratio to no more than 4.0:1.0, subject to, upon the occurrence of a qualified material acquisition, if so elected by us, a step-up to 4.5:1.0 for the four fiscal quarters completed following such qualified material acquisition. The credit agreement includes customary events of default, with corresponding grace periods in certain circumstances, including payment defaults, cross-defaults and bankruptcy-related defaults. In addition, the credit agreement contains customary affirmative and negative covenants, including restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case, subject to customary exceptions. The credit agreement also contains customary representations and warranties.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We were in compliance with all financial covenants in our outstanding debt instruments during the nine months ended September 30, 2022.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 10 — Supplemental Consolidated Financial Information

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable represents amounts invoiced and revenue recognized prior to invoicing when we have satisfied our performance obligation and have the unconditional right to payment. The allowance for doubtful accounts and authorized credits is estimated based upon our assessment of various factors including historical experience, the age of the accounts receivable balances, current economic conditions reasonable and supportable forecasts, and other factors that may affect our customers’ ability to pay. The allowance for doubtful accounts and authorized credits was $43 million and $74 million as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022, we reported an allowance for doubtful accounts of $19 million reflecting a decrease of $23 million, net of write-offs of $38 million for the nine months ended September 30, 2022. As of December 31, 2021, we reported an allowance for doubtful accounts of $42 million.

Deferred revenue consists of fees received related to unsatisfied performance obligations at the end of the period. Due to the generally short-term duration of contracts, the majority of the performance obligations are satisfied in the following reporting period. The amount of revenue recognized for the nine month period ended September 30, 2022 that was included in the deferred revenue balance at the beginning of the period was $37 million. The amount of revenue recognized for the nine month period ended September 30, 2021 that was included in the deferred revenue balance at the beginning of the period was $47 million.

Cash, cash equivalents and restricted cash

	September 30, 2022	December 31, 2021
	(In millions)
Cash and cash equivalents	$2,037	$1,379
Customer accounts	39	5
Restricted cash included in short-term investments	28	22
Restricted cash included in long-term investments	2	—
Cash, cash equivalents and restricted cash	$2,106	$1,406

Customer accounts and funds receivable

	September 30, 2022	December 31, 2021
	(In millions)
Cash and cash equivalents	$39	$5
Funds receivable	594	676
Customer accounts and funds receivable	$633	$681

Other current assets

	September 30, 2022	December 31, 2021
	(In millions)
Payment processor advances	$327	$453
Short-term derivative assets	277	86
Prepaid expenses	105	114
Income and other tax receivable	126	108
Accounts receivable, net	84	98
Other	243	248
Other current assets	$1,162	$1,107

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Accrued expenses and other current liabilities

	September 30, 2022	December 31, 2021
	(In millions)
Compensation and related benefits	$436	$517
Sales and use tax and VAT accruals	314	396
Advertising accruals	208	172
Operating lease liabilities	141	150
Transaction loss reserve	97	116
Uninvoiced general and administrative expenses	110	95
Accrued interest expense	54	74
Deferred revenue	31	79
Other	374	328
Accrued expenses and other current liabilities	$1,765	$1,927

Gain (loss) on equity investments and warrant, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Change in fair value of equity investment in Adevinta	$(501)	$(1,075)	$(2,973)	$(1,497)
Change in fair value of equity investment in Gmarket	(40)	—	(299)	—
Unrealized change in fair value of equity investment in KakaoBank	(50)	512	(246)	512
Unrealized change in fair value of equity investment in Adyen	—	—	(118)	—
Realized change in fair value of shares sold in Adyen	24	—	(143)	—
Realized change in fair value of shares sold in KakaoBank	—	83	(75)	83
Change in fair value of warrant	(27)	311	(246)	383
Gain (loss) on other investments	1	(12)	(5)	29
Total gain (loss) on equity investments and warrant, net	$(593)	$(181)	$(4,105)	$(490)

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 11 — Commitments and Contingencies

Off-Balance Sheet Arrangements

As of September 30, 2022, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

We have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under the arrangement. As of September 30, 2022, we had a total of $247 million in aggregate cash deposits, partially offset by $60 million in cash withdrawals, held within the financial institution under the cash pooling arrangement.

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

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable were not material for the three and nine months ended September 30, 2022. We have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to significant uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material. Legal fees are expensed as incurred.

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

In this regard, the Company has responded to inquiries from the U.S. Department of Justice (“DOJ”) regarding products sold on the Marketplace platforms alleged to violate certain laws and regulations, including regulations of the Environmental Protection Agency (“EPA”) and, separately, regulations of the Drug Enforcement Agency. The inquiries relate to whether and to what extent the Company should be liable for the sale of regulated or illicit products manufactured and sold by others who listed such products on Marketplace platforms in a manner that evaded and/or was designed to evade detection by the Company. With respect to the inquiries regarding EPA regulations, the EPA, DOJ and the Company have begun discussions relating to allegations of noncompliance arising under the Clean Air Act, among other alleged violations, which discussions include a potential settlement. If the Company is found to be liable for such activities on the Marketplace, it could be subject to monetary damages, changes in our business practices, or other remedies that could have a material adverse impact on our business. At this time, we are unable to estimate the losses that may be incurred because the matters are still under investigation and involve novel legal questions relevant to the Company’s potential liability. Given the uncertainties involved, the ultimate resolution of these matters may be material to our operating results for a particular period, depending on, among other factors, the size of the loss or liability imposed and the level of our net income or loss for that period.

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

On October 29, 2021, we entered into accelerated share repurchase agreements (the “2021 ASR Agreements”) with two financial institutions (each a “2021 ASR Counterparty”), as part of our share repurchase program. Under the 2021 ASR Agreements, we paid an aggregate amount of $2.5 billion to the 2021 ASR Counterparties and received an initial delivery of approximately 29.3 million shares of our common stock, which were recorded as a $2.1 billion increase to treasury stock. In December 2021, the 2021 ASR Agreement with one of the 2021 ASR Counterparties settled and resulted in a delivery of approximately 3.4 million additional shares of our common stock, which were recorded as a $188 million increase to treasury stock. The remaining $188 million was evaluated as an unsettled forward contract indexed to our own stock, classified within stockholders’ equity as of December 31, 2021.

In January 2022, the 2021 ASR Agreement with the remaining 2021 ASR Counterparty settled and resulted in a delivery of approximately 3.3 million additional shares of our common stock. The related forward contract was settled and recorded as a $188 million increase to treasury stock during the nine months ended September 30, 2022. In total under the 2021 ASR Agreements, approximately 36.0 million shares were repurchased at an average price per share of $69.43.

The following table summarizes stock repurchase activity under our stock repurchase programs for the period indicated (in millions, except per share amounts):

	Shares Repurchased (1)	Average Price per Share (2)	Value of Shares Repurchased (2)	Remaining Amount Authorized
Balance as of January 1, 2022				$1,991
Authorization of additional plan in February 2022				4,000
Repurchase of shares of common stock	54	$52.70	$2,843	(2,843)
Accelerated share repurchases (3)	3		$—	—
Balance as of September 30, 2022				$3,148
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dividends

The Company paid a total of $120 million and $116 million in cash dividends during the three months ended September 30, 2022 and 2021, respectively, and $370 million and $359 million in cash dividends during the nine months ended September 30, 2022 and 2021, respectively. In November 2022, our Board of Directors declared a cash dividend of $0.22 per share of common stock to be paid on December 16, 2022 to stockholders of record as of December 1, 2022.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 13 — Employee Benefit Plans

Restricted Stock Unit Activity

The following table presents restricted stock unit (“RSU”) activity under our equity incentive plans for the period indicated (in millions):

Units
Outstanding as of January 1, 2022	20
Awarded	13
Vested	(8)
Forfeited	(3)
Outstanding as of September 30, 2022	22

The weighted average grant date fair value for RSUs awarded during the nine months ended September 30, 2022 was $55.13 per share.

Stock-Based Compensation Expense

The following table presents the impact on our results of continuing operations of recording stock-based compensation expense for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of net revenues	$13	$12	$38	$35
Sales and marketing	17	25	57	70
Product development	53	50	160	147
General and administrative	35	40	111	113
Total stock-based compensation expense	$118	$127	$366	$365
Capitalized in product development	$3	$3	$10	$9

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

On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law containing provisions effective January 1, 2023, including a 15% corporate minimum tax and a 1% excise tax on stock buybacks, both of which we expect to be immaterial to our consolidated financial statements. We will continue to evaluate its impact as further information becomes available.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 15 — Accumulated Other Comprehensive Income

The following tables summarize the changes in AOCI for the periods indicated (in millions):

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of June 30, 2022	$190	$(75)	$209	$(1)	$323
Other comprehensive income (loss) before reclassifications	185	(30)	(77)	(17)	61
Less: Amount of gain (loss) reclassified from AOCI	35	1	—	8	44
Net current period other comprehensive income (loss)	150	(31)	(77)	(25)	17
Balance as of September 30, 2022	$340	$(106)	$132	$(26)	$340

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of June 30, 2021	$(15)	$1	$547	$27	$560
Other comprehensive income (loss) before reclassifications	43	1	(85)	(9)	(50)
Less: Amount of gain (loss) reclassified from AOCI	(17)	1	—	4	(12)
Net current period other comprehensive income (loss)	60	—	(85)	(13)	(38)
Balance as of September 30, 2021	$45	$1	$462	$14	$522

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2021	$65	$(7)	$328	$12	$398
Other comprehensive income (loss) before reclassifications	325	(100)	(196)	(35)	(6)
Less: Amount of gain (loss) reclassified from AOCI	50	(1)	—	3	52
Net current period other comprehensive income (loss)	275	(99)	(196)	(38)	(58)
Balance as of September 30, 2022	$340	$(106)	$132	$(26)	$340

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2020	$(85)	$5	$654	$42	$616
Other comprehensive income (loss) before reclassifications	69	(3)	(192)	(14)	(140)
Less: Amount of gain (loss) reclassified from AOCI	(61)	1	—	14	(46)
Net current period other comprehensive income (loss)	130	(4)	(192)	(28)	(94)
Balance as of September 30, 2021	$45	$1	$462	$14	$522

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes the reclassifications out of AOCI for the periods indicated (in millions):

Details about AOCI Components	Affected Line Item in the Statement of Income	Amount of Gain (Loss) Reclassified From AOCI
		Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
Gains (losses) on cash flow hedges:
Foreign exchange contracts	Net revenues	$36	$(19)	$51	$(65)
Foreign exchange contracts	Cost of net revenues	(1)	1	(1)	3
Interest rate contracts	Interest and other, net	1	1	(1)	1
	Total, from continuing operations before income taxes	36	(17)	49	(61)
	Provision for income taxes	8	4	3	14
	Total, from continuing operations net of income taxes	44	(13)	52	(47)

Unrealized gains (losses) on investments	Interest and other, net	—	1	—	1
	Total, before income taxes	—	1	—	1
	Provision for income taxes	—	—	—	—
	Total, net of income taxes	—	1	—	1

Total reclassifications for the period	Total, net of income taxes	$44	$(12)	$52	$(46)

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions (such as those relating to future business, future results of operations or financial condition, including with respect to the effects of COVID-19, inflationary pressure and geopolitical events, such as the ongoing war in Ukraine, new or planned features or services, or management strategies, including our portfolio review). You can generally identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Part I – Item 1A: Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”), as well as in our unaudited condensed consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission (“SEC”). We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the unaudited condensed consolidated financial statements and the related notes included in this report.

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

In 2020 and extending into 2021, there were changes in consumer behavior that resulted in more online shopping driven by the outbreak of a coronavirus and its variants (“COVID-19”). Our Marketplace platforms experienced elevated traffic, acquisition of small sellers and buyer acquisition due to the impacts of measures taken globally to contain the spread of COVID-19, which were unprecedented and are not expected to recur. We also experienced softness in most markets during the first nine months in 2022 resulting from geopolitical events, inflationary pressure and lower consumer confidence. These factors are negatively impacting discretionary consumer spending and are uncertain in duration.

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

Quarter Highlights

Net revenues decreased 5% to $2,380 million primarily due to a decline in traffic resulting from the normalization of consumer behavior during the three months ended September 30, 2022 compared to the elevated traffic from the impact of COVID-19 during the same period in 2021. Net revenues were also impacted by softness in most markets resulting from geopolitical and inflationary pressure during the three months ended September 30, 2022 compared to the same period in 2021, which are uncertain in duration. FX-Neutral net revenues (as defined above) decreased 2% during the three months ended September 30, 2022 compared to the same period in 2021. Operating margin decreased to 23.9% for the three months ended September 30, 2022 compared to 26.5% for the same period in 2021.

We generated cash flow from continuing operating activities of $735 million during the three months ended September 30, 2022 compared to $661 million in the same period in 2021.

During the three months ended September 30, 2022 we received cash proceeds of $120 million in the aggregate from the sales of shares in Adyen. We recorded realized gains on the change in fair value of shares sold of $24 million in the aggregate in gain (loss) on equity investments and warrant, net on our condensed consolidated statement of income for the three months ended September 30, 2022.

During the three months ended September 30, 2022, we repurchased $286 million of common stock and paid $120 million in cash dividends.

On August 22, 2022, eBay and TCGplayer announced that we entered into an agreement for eBay to acquire TCGplayer and on October 31, 2022, we completed this acquisition for up to approximately $295 million in cash. TCGplayer is a trusted marketplace for collectible card game enthusiasts, making it easy to buy and sell collections of collectibles from one marketplace.

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

	Quarter Ended
	March 31	June 30	September 30	December 31
2020
Net revenues	$1,821	$2,337	$2,258	$2,478
% change from prior quarter	(4)%	28%	(3)%	10%
2021
Net revenues	$2,638	$2,668	$2,501	$2,613
% change from prior quarter	6%	1%	(6)%	4%
2022
Net revenues	$2,483	$2,422	$2,380	$—
% change from prior quarter	(5)%	(2)%	(2)%

Net Revenues by Geography

Revenues are attributed to U.S. and international geographies primarily based upon the country in which the seller, platform that displays advertising, other service provider or customer, as the case may be, is located. The following table presents net revenues by geography for the periods indicated (in millions, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
U.S.	$1,187	$1,198	(1)%	$3,612	$3,798	(5)%
Percentage of net revenues	50%	48%		50%	49%

International	1,193	1,303	(8)%	3,673	4,009	(8)%
Percentage of net revenues	50%	52%		50%	51%

Total net revenues	$2,380	$2,501	(5)%	$7,285	$7,807	(7)%

Our commerce platforms operate globally, resulting in certain revenues that are denominated in foreign currencies, primarily the British pound and euro. The recent appreciation of the U.S. dollar may have a material impact to our financial results, and we could see elevated foreign currency volatility in the future. Through our hedging programs, we actively monitor foreign currency volatility and attempt to mitigate the risk. As shown in the table above, we generate approximately half of our net revenues internationally. Because of these factors, we are subject to the risks related to doing business in foreign countries as discussed in “Part I - Item 1A: Risk Factors” of the 2021 Form 10-K.

Net revenues included $36 million and $51 million of hedging gains during the three and nine months ended September 30, 2022, respectively, as compared to $19 million and $65 million of hedging losses during the same periods in 2021. The hedging activity in net revenues specifically relates to hedges of net transaction revenues. Foreign currency movements relative to the U.S. dollar had an unfavorable impact of $100 million and $253 million on net revenues during the three and nine months ended September 30, 2022, respectively, compared to a favorable impact of $32 million and $181 million on net revenues during the same periods in 2021.

The effect of foreign currency exchange rate movements during the three and nine months ended September 30, 2022 compared to the same periods in 2021 was primarily attributable to the strengthening of the U.S. dollar against the British pound and euro.

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

Marketing services and other (“MS&O”) revenues consist of revenues principally from the sale of revenue sharing arrangements and advertisements.

The following table presents net revenues by type for the periods indicated (in millions, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Net transaction revenues	$2,259	$2,350	(4)%	$6,911	$7,322	(6)%
MS&O revenues	121	151	(20)%	374	485	(23)%
Total net revenues	$2,380	$2,501	(5)%	$7,285	$7,807	(7)%

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

Net Transaction Revenues

	Three Months Ended September 30,		% Change		Nine Months Ended September 30,		Change
	2022	2021	As Reported	FX-Neutral	2022	2021	As Reported	FX-Neutral
	(In millions, except percentages)
Net transaction revenues (1)	$2,259	$2,350	(4)%	(1)%	$6,911	$7,322	(6)%	(3)%

Supplemental data:
GMV (2)	$17,715	$19,925	(11)%	(5)%	$55,673	$66,639	(16)%	(13)%
Take rate (2)	12.75%	11.79%	0.96%		12.41%	10.99%	1.42%
(1) Net transaction revenues were net of $36 million and $51 million of hedging gains during the three and nine months ended September 30, 2022, respectively, as compared to $19 million and $65 million of hedging losses during the same periods in 2021.
(2) GMV and take rate for the three and nine months ended September 30, 2021 has been retrospectively recast to reflect the new definition of GMV announced in December 2021.

Net transaction revenues decreased $91 million and GMV decreased across major categories primarily due to geopolitical events, inflationary pressure and lower consumer confidence which are negatively impacting discretionary consumer spending during the three months ended September 30, 2022 compared to the same period in 2021.

Net transaction revenues decreased $411 million and GMV decreased across major categories primarily due to a decline in traffic resulting from the normalization of consumer behavior during the nine months ended September 30, 2022 compared to the elevated traffic experienced on our Marketplace platforms from the impact of COVID-19 during the same period in 2021. Net transaction revenues were also impacted by softness in most markets resulting from geopolitical events, inflationary pressure and lower consumer confidence which are negatively impacting discretionary consumer spending during the nine months ended September 30, 2022 compared to the same period in 2021. The decrease in net transaction revenues was partially offset by the migration to managed payments on a global basis and the associated higher take rate during the nine months ended September 30, 2022 compared to the same period in 2021. The migration to managed payments was completed in all markets by the end of 2021.

Transaction take rate was higher during the three and nine months ended September 30, 2022 compared to the same periods in 2021 as a result of revenue initiatives such as global payments and promoted listings.

Net transaction revenues decreased at a lower rate than GMV during the three and nine months ended September 30, 2022 compared to the same periods in 2021 primarily due to the benefit of a higher take rate during the same periods, as discussed above. We expect that the divergence between net transaction revenues and GMV to continue through the remainder of 2022 and beyond, to a lesser extent. Despite GMV’s divergence from net transaction revenues, we still believe the metric provides a useful measure of overall volume of paid transactions that flow through the platform in a given period.

Marketing Services and Other Revenues

The following table presents MS&O revenues for the periods indicated (in millions, except percentages):

	Three Months Ended September 30,		% Change		Nine Months Ended September 30,		% Change
	2022	2021	As Reported	FX-Neutral	2022	2021	As Reported	FX-Neutral
MS&O revenues	$121	$151	(20)%	(18)%	$374	$485	(23)%	(21)%

MS&O revenues decreased during the three and nine months ended September 30, 2022 compared to the same periods in 2021 primarily due to a decrease in revenues from revenue sharing arrangements for shipping agreements and advertising revenues.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Cost of net revenues	$647	$678	(5)%	$1,999	$1,956	2%
Percentage of net revenues	27%	27%		27%	25%

Cost of net revenues, net of immaterial hedging activities, was favorably impacted by $23 million and $58 million attributable to foreign currency movements relative to the U.S. dollar during the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021.

The decrease in cost of net revenues during the three months ended September 30, 2022 compared to the same period in 2021 was primarily due to lower payment processing costs incurred for managed payments.

The increase in cost of net revenues during the nine months ended September 30, 2022 compared to the same period in 2021 was primarily due to higher payment processing costs incurred for managed payments, partially offset by the favorable impact of foreign currency movements described above. The migration to managed payments was completed in all markets by the end of 2021.

Operating Expenses

The following table presents operating expenses for the periods indicated (in millions, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Sales and marketing	$538	$496	8%	$1,582	$1,601	(1)%
Percentage of net revenues	23%	20%		22%	21%
Product development	345	334	3%	990	988	—%
Percentage of net revenues	15%	13%		14%	13%
General and administrative	212	219	(3)%	675	715	(6)%
Percentage of net revenues	9%	9%		9%	9%
Provision for transaction losses	69	112	(38)%	251	303	(17)%
Percentage of net revenues	3%	4%		3%	4%
Amortization of acquired intangible assets	1	—	100%	3	9	(67)%
Total operating expenses	$1,165	$1,161	—%	$3,501	$3,616	(3)%

Foreign currency movements relative to the U.S. dollar had a favorable impact of $50 million and $131 million on operating expenses during the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. There was no hedging activity within operating expenses.

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

The increase in sales and marketing expenses during the three months ended September 30, 2022 compared to the same period in 2021 was primarily due to an $83 million increase in online and offline advertising expenses, brand campaigns and paid search, partially offset by the favorable impact of foreign currency movements of $35 million.

The decrease in sales and marketing expenses during the nine months ended September 30, 2022 compared to the same period in 2021 was primarily due to the favorable impact of foreign currency movements of $85 million and a decrease in certain user coupons and rewards of $24 million, partially offset by an increase in online and offline advertising expense of $91 million.

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

The increase in product development expenses during the three and nine months ended September 30, 2022 compared to the same periods in 2021 was primarily due to an increase in employee related costs.

Capitalized internal use and platform development costs were $38 million and $100 million in the three and nine months ended September 30, 2022, respectively, compared to $33 million and $96 million in the same periods in 2021. These costs are primarily reflected as a cost of net revenues when amortized in future periods.

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

The decrease in general and administrative expenses during the three months ended September 30, 2022 compared to the same period in 2021 was primarily due to a decrease in employee related costs and the favorable impact of foreign currency movements.

The decrease in general and administrative expenses during the nine months ended September 30, 2022 compared to the same period in 2021 was primarily due to restructuring costs of $33 million that did not occur in 2022, decrease in employee related costs of $19 million, and the favorable impact of foreign currency movements of $16 million, partially offset by an increase in charitable contributions of $18 million and exit costs of $13 million related to the announcement to close our marketplace in Turkey.

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

The decrease in provision for transaction losses during the three months ended September 30, 2022 compared to the same period in 2021 was primarily due to lower bad debt expense as a result of fees collected through the managed payments platform of $25 million and lower customer protection program costs of $11 million.

The decrease in provision for transaction losses during the nine months ended September 30, 2022 compared to the same period in 2021 was primarily due to lower bad debt expense as a result of fees collected through the managed payments platform of $56 million, partially offset by higher chargeback losses of $14 million.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Change in fair value of equity investment in Adevinta	$(501)	$(1,075)	53%	$(2,973)	$(1,497)	(99)%
Change in fair value of equity investment in Gmarket	(40)	—	**	(299)	—	**
Unrealized change in fair value of equity investment in KakaoBank	(50)	512	(110)%	(246)	512	(148)%
Unrealized change in fair value of equity investment in Adyen	—	—	**	(118)	—	**
Realized change in fair value of shares sold in Adyen	24	—	**	(143)	—	**
Realized change in fair value of shares sold in KakaoBank	—	83	**	(75)	83	**
Change in fair value of warrant	(27)	311	(109)%	(246)	383	(164)%
Gain (loss) on other investments	1	(12)	**	(5)	29	**
Total gain (loss) on equity investments and warrant, net	$(593)	$(181)	**	$(4,105)	$(490)	**
Percentage of net revenues	(25)%	(7)%		(56)%	(6)%
** Not meaningful
The increase in loss on equity method investments and warrant, net during the three months ended September 30, 2022 compared to the same period in 2021 was primarily driven by a $562 million change in the loss recorded from the change in fair value of our equity investment in KakaoBank and a $338 million change in the loss recorded from the change in fair value of the warrant, partially offset by a $574 million change in the loss recorded from the change in fair value of our equity investment in Adevinta.

The increase in loss on equity method investments and warrant, net during the nine months ended September 30, 2022 compared to the same period in 2021 was primarily driven by a $1.5 billion change in the loss recorded from the change in fair value of our equity investment in Adevinta, a $758 million change in the loss recorded from the change in fair value of our equity investment in KakaoBank and a $629 million change in fair value of the warrant.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Total interest and other, net	$(29)	$(47)	(38)%	$(110)	$(186)	(41)%
Percentage of net revenues	(1)%	(2)%		(2)%	(2)%
The decrease in loss within interest and other, net expense during the three and nine months ended September 30, 2022 compared to the same period in 2021 was primarily due to foreign exchange transaction gains and an increase in interest income.

Income Tax Provision

The following table presents provision for income taxes for the periods indicated (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income tax provision (benefit)	$16	$151	$(485)	$414
Effective tax rate	(29.9)%	34.7%	20.0%	26.5%

The decrease in our effective tax rate for the three and nine months ended September 30, 2022 compared to the same periods in 2021 was primarily due to unrealized losses on our investments. In 2021, our rates were higher primarily due to non-deductible unrealized losses partially offset by the tax benefit of stock based compensation.

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

On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law containing provisions effective January 1, 2023, including a 15% corporate minimum tax and a 1% excise tax on stock buybacks, both of which we expect to be immaterial to our consolidated financial statements. We will continue to evaluate its impact as further information becomes available.

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

The following tables present a reconciliation of FX-Neutral GMV and FX-Neutral net revenues (each as defined below) to our reported GMV and net revenues for the periods indicated (in millions, except percentages):

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021	% Change
	As Reported	Exchange Rate Effect (1)(3)	FX-Neutral (2)	As Reported (4)	As Reported	FX-Neutral
GMV	$17,715	$(1,131)	$18,846	$19,925	(11)%	(5)%

Net Revenues:
Net transaction revenues	$2,259	$(97)	$2,356	$2,350	(4)%	(1)%
MS&O revenues	121	(3)	124	151	(20)%	(18)%
Total net revenues	$2,380	$(100)	$2,480	$2,501	(5)%	(2)%

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021	% Change
	As Reported	Exchange Rate Effect (1)(3)	FX-Neutral (2)	As Reported (4)	As Reported	FX-Neutral
GMV	$55,673	$(2,562)	$58,235	$66,639	(16)%	(13)%

Net Revenues:
Net transaction revenues	$6,911	$(244)	$7,155	$7,322	(6)%	(3)%
MS&O revenues	374	(9)	383	485	(23)%	(21)%
Total net revenues	$7,285	$(253)	$7,538	$7,807	(7)%	(4)%
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
(3) Net transaction revenues were net of $36 million and $51 million of hedging gains during the three and nine months ended September 30, 2022, respectively, as compared to $19 million and $65 million of hedging losses during the same periods in 2021.
(4) GMV for the three and nine months ended September 30, 2021 has been retrospectively recast to reflect the new definition of GMV announced in December 2021.

Liquidity and Capital Resources

Cash Flows

	Nine Months Ended September 30,
	2022	2021
	(In millions)
Net cash provided by (used in):
Continuing operating activities	$1,941	$2,618
Continuing investing activities	3,753	(1,565)
Continuing financing activities	(4,536)	(3,247)
Effect of exchange rates on cash, cash equivalents and restricted cash	(89)	30
Net increase in cash, cash equivalents and restricted cash - discontinued operations	(369)	2,191
Net increase (decrease) in cash, cash equivalents and restricted cash	$700	$27

Continuing Operating Activities

Our operating cash flows arise primarily from cash received from our customers on our platforms offset by cash payments for sales and marketing, employee compensation and payment processing expenses.

Cash provided by continuing operating activities of $1.9 billion in the nine months ended September 30, 2022 compared to cash provided by continuing operating activities of $2.6 billion in the nine months ended September 30, 2021 was primarily attributable to a decrease in operating income from continuing operations of $450 million. The decrease in operating income was driven by a decrease in net revenues during the nine months ended September 30, 2022 compared to the elevated traffic from the impact of COVID-19 during the same period in 2021, as noted in our comments on “Net Transaction Revenues.” The remaining changes in continuing operating cash flows are attributable to working capital movements and changes in non-cash items.

Continuing Investing Activities

Cash provided by continuing investing activities of $3.8 billion in the nine months ended September 30, 2022 was primarily attributable to proceeds of $18.2 billion from the maturities and sales of investments and proceeds of $1.1 billion in the aggregate from the sales of shares in Adyen and KakaoBank, partially offset by cash paid for investments of $15.2 billion and property and equipment of $296 million.

The largely offsetting effects of purchases of investments and maturities and sale of investments results from the management of our investments. As our immediate cash needs change, purchase and sale activity will fluctuate.

Continuing Financing Activities

Cash used in continuing financing activities of $4.5 billion in the nine months ended September 30, 2022 was primarily attributable to cash paid to repurchase $2.8 billion of common stock, debt repayments of $1.4 billion related to the redemption of our 3.800% senior fixed rate notes due 2022 and our 2.600% senior notes due 2022 and $370 million paid in cash dividends.

The negative effect of exchange rate movements on cash, cash equivalents and restricted cash was due to the strengthening of the U.S. dollar against other currencies during the nine months ended September 30, 2022 compared to the 2021 year-end rate.

Liquidity and Capital Resource Requirements

As of September 30, 2022 and December 31, 2021, we had assets classified as cash and cash equivalents, as well as short-term and long-term non-equity investments from continuing operations, in an aggregate amount of $4.8 billion and $7.3 billion, respectively. We believe that our cash, cash equivalents and short-term and long-term investments, together with cash expected to be generated from operations, borrowings available under our credit agreement and commercial paper program, and our access to capital markets, will be sufficient to satisfy our material cash requirements over the next 12 months and for the foreseeable future.

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

On August 22, 2022, eBay and TCGplayer announced that we entered into an agreement for eBay to acquire TCGplayer and on October 31, 2022, we completed this acquisition for up to approximately $295 million in cash. TCGplayer is a trusted marketplace for collectible card game enthusiasts, making it easy to buy and sell collections of collectibles from one marketplace.

Senior Notes

As of September 30, 2022, we had floating- and fixed-rate senior notes outstanding for an aggregate principal amount of $7.8 billion, with $1.2 billion payable within 12 months. The net proceeds from the issuances of these senior notes are used for general corporate purposes, including, among other things, capital expenditures, share repurchases, repayment of indebtedness and possible acquisitions.

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. As of September 30, 2022, there were no commercial paper notes outstanding.

Credit Agreement

In March 2020, we entered into a credit agreement that provides for an unsecured $2 billion five-year credit facility. We may also, subject to the agreement of the applicable lenders, increase commitments under the revolving credit facility by up to $1 billion. Funds borrowed under the credit agreement may be used for working capital, capital expenditures, acquisitions and other general corporate purposes. As of September 30, 2022, no borrowings were outstanding under our $2 billion credit agreement.

Credit Ratings

As of September 30, 2022, we were rated investment grade by Standard and Poor’s Financial Services, LLC (long-term rated BBB+, short-term rated A-2, with a stable outlook) and Moody’s Investor Service (long-term rated Baa1, short-term rated P-2, with a stable outlook). We disclose these ratings to enhance the understanding of our sources of liquidity and the effects of our ratings on our costs of funds. Our borrowing costs depend, in part, on our credit ratings and any actions taken by these credit rating agencies to lower our credit ratings, as described above, will likely increase our borrowing costs.

We were in compliance with all financial covenants in our outstanding debt instruments for the nine months ended September 30, 2022. For additional details related to our debt, please see “Note 9 — Debt” to the condensed consolidated financial statements included in this report.

Income Taxes

As of September 30, 2022, our assets classified as cash and cash equivalents, and short-term and long-term non-equity investments from continuing operations included assets held in certain of our foreign operations totaling approximately $2.4 billion. As we repatriate these funds to the U.S., we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs. We have accrued deferred taxes for the tax effect of repatriating the funds to the U.S.

On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law containing provisions effective January 1, 2023, including a 15% corporate minimum tax and a 1% excise tax on stock buybacks, both of which we expect to be immaterial to our consolidated financial statements. We will continue to evaluate its impact as further information becomes available.

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

During the nine months ended September 30, 2022, we repurchased approximately $2.8 billion of our common stock under our stock repurchase programs. In February 2022 our Board authorized an additional $4.0 billion stock repurchase program, with no expiration from the date of authorization. As of September 30, 2022, a total of approximately $3.1 billion remained available for future repurchases of our common stock under our stock repurchase programs. See “Note 12 — Stockholders’ Equity” to the condensed consolidated financial statements included in this report for more information about our stock repurchase programs.

Dividends

The Company paid a total of $120 million and $116 million in cash dividends during the three months ended September 30, 2022 and 2021, respectively, and $370 million and $359 million in cash dividends during the nine months ended September 30, 2022 and 2021, respectively. In November 2022, our Board of Directors declared a cash dividend of $0.22 per share of common stock to be paid on December 16, 2022 to stockholders of record as of December 1, 2022.

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

We have a cash pooling arrangement with a financial institution for cash management purposes. As of September 30, 2022, we had a total of $247 million in aggregate cash deposits, partially offset by $60 million in cash withdrawals, held within the financial institution under the cash pooling arrangement. See “Note 11 — Commitments and Contingencies” to the condensed consolidated financial statements included in this report for more information about our cash pooling arrangement.

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

The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our cash equivalents and short-term and long-term investments in a variety of asset types, including bank deposits, government bonds and corporate debt securities. As of September 30, 2022, approximately 26% of our total cash and investments was held in cash and cash equivalents. As such, changes in interest rates will impact interest income. As discussed below, the fair market values of our fixed rate securities may be adversely affected due to a rise in interest rates, and we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates.

As of September 30, 2022, the balance of our corporate debt and government bond securities was $2.7 billion, which represented approximately 36% of our total cash and investments. Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate investment securities may be adversely impacted due to a rise in interest rates. In general, fixed-rate securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease and may also suffer a decline in market value if interest rates increase. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. A hypothetical 100 basis point increase in interest rates would have resulted in a decrease in the fair value of our investments of $20 million and $4 million as of September 30, 2022 and December 31, 2021, respectively.

As of September 30, 2022, we had an aggregate principal amount of $7.8 billion of outstanding senior notes, of which 95% bore interest at fixed rates. During 2020, we began to hedge the variability of the cash flows in interest payments associated with our floating-rate debt using interest rate swaps. These interest rate swap agreements effectively convert our LIBOR-based floating-rate debt to a fixed-rate basis, reducing the impact of interest-rate changes on future interest expense. The total notional amount of these interest swaps was $650 million as of September 30, 2022 with terms calling for us to receive interest at a variable rate and to pay interest at a fixed rate. Our interest rate swap contracts have maturity dates in 2023. At September 30, 2022, we did not have an unhedged balance on our floating-rate debt. Additionally during the second quarter of 2022, we began to hedge the variability of forecasted interest payments using forward-starting interest rate swaps. The notional amount of these swaps was $250 million as of September 30, 2022, with terms calling for us to receive interest at a variable rate and to pay interest at a fixed rate. These interest rate swaps effectively fix the benchmark interest rate up to 10 years on an anticipated debt issuance by the first quarter of 2023, and they will be terminated upon issuance of the debt. When entering into forward-starting interest rate swaps, we are subject to market risk with respect to changes in the underlying benchmark interest rate that impacts the fair value of the forward-starting interest rate swaps. We manage market risk by matching the terms of the swaps with the terms of the expected debt issuance. We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1% (100 basis points) decrease in interest rates would have resulted in a decrease in the fair values of our floating to fixed rate interest swaps and forward-starting interest rate swaps of approximately $20 million at September 30, 2022.

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

Equity Price Risk

Equity investments

On June 24, 2021, we completed the transfer of our Classifieds business to Adevinta. Upon completion of the transfer we received an equity interest in Adevinta. The equity investment is accounted for under the fair value option and changes in Adevinta’s stock price and equity volatility may have a significant impact on the value of our equity investment in Adevinta. As of September 30, 2022, a one dollar change in Adevinta’s common stock, holding other factors constant, would increase or decrease the fair value of the investment by approximately $405 million.

In August 2021, KakaoBank completed its initial public offering which resulted in this investment having a readily determinable fair value. Previously this investment was accounted for as an equity investment without a readily determinable fair value. Valuation of equity investments with readily determinable fair values can be obtained from real time quotes in active markets. Changes in KakaoBank’s stock price and equity volatility may have a significant impact on the value of our equity investment in KakaoBank. As of September 30, 2022, a one dollar change in KakaoBank’s common stock, holding other factors constant, would increase or decrease the fair value of the investment by approximately $5 million.

As further described in the “Warrant” section below, we entered into a warrant agreement in conjunction with a commercial agreement with Adyen that, subject to meeting certain conditions, entitles us to acquire a fixed number of shares up to 5% of Adyen’s fully diluted issued and outstanding share capital at a specific date. In 2021, we met the processing volume milestone target to vest the first tranche of the warrant. Upon vesting of the first tranche, we exercised the option to purchase shares of Adyen. Our equity investment in Adyen is accounted for as an equity investment with a readily determinable fair value. Changes in Adyen’s common stock price and equity volatility may have a significant impact on the value of the investment. As of September 30, 2022, a one dollar change in Adyen’s common stock, holding other factors constant, would increase or decrease the fair value of the investment by less than $0.2 million.

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

As of September 30, 2022, our equity investments totaled $3.1 billion, which represented approximately 39% of our total cash and investments, and primarily related to our equity investment in Adevinta.

For additional details related to these investments, please see “Note 6 — Investments” to our condensed consolidated financial statements included in this report.

Warrant

We entered into a warrant agreement in conjunction with a commercial agreement with Adyen that, subject to meeting certain conditions, entitles us to acquire a fixed number of shares up to 5% of Adyen’s fully diluted issued and outstanding share capital at a specific date. As discussed above, in 2021 we met the processing volume milestone target to vest the first tranche of the warrant, and we exercised the option to purchase shares of Adyen. The remaining tranches of the warrant are accounted for as a derivative instrument under ASC Topic 815, Derivatives and Hedging. Changes in Adyen’s common stock price and equity volatility may have a significant impact on the value of the warrant. As of September 30, 2022, a one dollar change in Adyen’s common stock, holding other factors constant, would increase or decrease the fair value of the warrant by approximately $0.2 million. For additional details related to the warrant, please see “Note 7 — Derivative Instruments” to our condensed consolidated financial statements included in this report.

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

The following table illustrates the fair values of outstanding foreign exchange contracts designated as cash flow hedges and foreign exchange contracts not designated for hedge accounting and the before-tax effect on fair values of a hypothetical adverse change in the foreign exchange rates that existed as of September 30, 2022. The sensitivity for foreign currency contracts is based on a 20% adverse change in foreign exchange rates, against relevant functional currencies.

	Fair Value Asset/(Liability)	Fair Value Sensitivity
	(In millions)
Foreign exchange contracts - Cash flow hedges	$238	$(228)
Foreign exchange contracts - Not designated for hedge accounting	$37	$(106)

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

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $1 million as of September 30, 2022 taking into consideration the offsetting effect of foreign exchange forwards in place as of September 30, 2022.

Item 4:    Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022.

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

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchase activity during the three months ended September 30, 2022 was as follows:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet be Purchased Under the Programs (1)
July 31, 2022	—	$—	—	$3,449,639,372
August 31, 2022	3,071,713	$46.97	3,071,713	$3,305,364,172
September 30, 2022	3,808,496	$41.21	3,808,496	$3,148,413,711
	6,880,209		6,880,209
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
During the three months ended September 30, 2022, we repurchased approximately $301 million of our common stock under our stock repurchase programs. As of September 30, 2022, a total of approximately $3.1 billion remained available for future repurchases of our common stock under our stock repurchase programs.
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
(2)Excludes broker commissions.

Item 3:    Defaults Upon Senior Securities

Not applicable.

Item 4:    Mine Safety Disclosures

Not applicable.

Item 5:    Other Information

Not applicable.

Item 6:    Exhibits

The information required by this Item is set forth in the Index to Exhibits of this Quarterly Report.

INDEX TO EXHIBITS

Exhibit Number	Filed or furnished with this 10-Q	Description
10.01+	X	Offer Letter dated January 4, 2021 and amended on August 22, 2022, between Registrant and Cornelius Boone.
10.02+	X	Offer Letter dated November 16, 2020 and amended on August 22, 2022, between Registrant and Julie Loeger.
31.01	X	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	X	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	X	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	X	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101	X
The following materials from the Company’s Quarterly Report on Form 10-Q for the periods ended September 30, 2022 were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statement of Income, (iii) Condensed Consolidated Statement of Comprehensive Income (iv) Condensed Consolidated Statement of Stockholders’ Equity and (v) Condensed Consolidated Statement of Cash Flows. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	X	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

+ Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eBay Inc.
Principal Executive Officer:

		By:	/s/ Jamie Iannone
Jamie Iannone
Chief Executive Officer
Date:	November 3, 2022
Principal Financial Officer:

		By:	/s/ Steve Priest
Steve Priest
Chief Financial Officer
Date:	November 3, 2022
Principal Accounting Officer:

		By:	/s/ Brian J. Doerger
Brian J. Doerger
Vice President, Chief Accounting Officer
Date:	November 3, 2022