Form 10-K
period 2022-12-31
EBAY INC
filed 2023-02-23
CIK 1065088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022.
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐  No  ☒
As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $22,856,350,223 based on the closing sale price as reported on The Nasdaq Global Select Market.
536,880,282 shares of common stock issued and outstanding as of February 21, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the definitive proxy statement for the registrant’s 2023 Annual Meeting of Stockholders.

eBay Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2022

PART I
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions (such as those relating to future business, future results of operations or financial condition, including with respect to the ongoing effects of COVID-19, inflationary pressure, foreign exchange rate volatility and geopolitical events (such as the ongoing war in Ukraine), new or planned features or services, or management strategies). You can generally identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Item 1A: Risk Factors” of this Annual Report on Form 10-K, as well as in our consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission (“SEC”). We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

eBay is a global commerce leader through our Marketplace platforms which connect millions of buyers and sellers in more than 190 markets around the world. The platforms include our online marketplace located at www.ebay.com and its localized counterparts, including an off-platform business in Japan, as well as eBay’s suite of mobile apps. Our Marketplace platforms are accessible through an online experience (e.g. desktop and laptop computers), iOS and Android mobile devices (e.g. smartphones and tablets) and our application programming interfaces (“APIs,” platform access for third party software developers).

Our Strategy

As a global commerce leader and third-party marketplace, our technologies and services are designed to provide buyers choice and a breadth of relevant inventory from around the globe, and to enable sellers’ access to eBay’s 134 million buyers worldwide. Our business model and pricing are designed so our business is successful when our sellers are successful. We earn revenue primarily through fees collected on paid sales, inclusive of payment processing and first-party advertising.

eBay’s strategy is to leverage technology to enhance the marketplace experience for our customers to drive growth in Gross Merchandise Volume (“GMV”), while increasing the rate of revenue growth through our managed payments and advertising initiatives and delivering healthy operating margins. Beginning in 2020, we embarked on a multi-year journey to build more compelling category experiences for enthusiastic consumers, to become the partner of choice for sellers and to strengthen trust in relationships with buyers on our Marketplace platforms. We derived a majority of GMV in 2022 from the following product categories — parts & accessories, collectibles, electronics, fashion, and home & garden.

Since late 2021, eBay has managed payments for all transactions on our Marketplace platforms, delivering buyers and sellers a simplified end-to-end payments experience. Through managed payments, we are able to provide a frictionless experience for current and next-generation customers, consistent with today’s retail standards. We offer buyers more flexibility and choice in how they’d like to pay and offer sellers a more streamlined way to run their businesses.

eBay remains focused on growing our first-party advertising revenue through our Promoted Listings suite of products while reducing non-strategic, third-party advertising. We currently offer four Promoted Listings products: Promoted Listings Standard (a cost-per-acquisition product for fixed-price listings), Promoted Listings Express (a cost-per-acquisition product for auction listings), Promoted Listings Advanced (a cost-per-click product) and External Promoted Listings (an off-platform advertising product). Through our portfolio of Promoted Listings offerings, we are providing sellers with data-driven recommendations to optimize their conversion and drive velocity, while testing and building more technology features to drive growth, position eBay as the seller’s platform of choice and surface relevant inventory to buyers.

We have acquired, and also disposed of, a significant number of businesses, technologies, services and products, and we maintain investments in certain businesses. We regularly review and manage our investments to ensure they support eBay’s strategic direction and complement our disciplined approach to value creation, profitability and capital allocation. We expect to continue to evaluate and consider potential strategic transactions as part of our strategy, including business combinations, acquisitions and dispositions of businesses, technologies, services, products and other assets, as well as strategic investments and joint ventures.

Our Customer Offerings

We provide a number of features for our sellers and buyers that align with our approach to becoming the partner of choice for sellers and building life-long, trusted buyer relationships. These offerings are designed to build trust and confidence on our Marketplace platforms and drive GMV.

To become the partner of choice for sellers, eBay continuously invests in technology to deliver quality selling experiences and products to grow the seller tools ecosystem. The unified listing experience offers an intuitive and cohesive design across all Marketplace platforms — desktop, mobile and app — simplifying the listing flow and enhancing seller benefits like video in the listing and doubling the number of images to 24. eBay expanded the Promoted Listings offerings to make it easier for sellers to drive growth in successful listings. We also launched personalized tools, such as coded coupons and newsletters, to support a richer online seller experience. In addition, all Seller Hub users are able to access Terapeak Product Research for free across a number of our markets — U.S., U.K., Germany, Australia, France, Italy, Spain and Canada — providing pricing insights and listing quality reports.

To further strengthen our buyers’ confidence and trust in our services, we offer “eBay Money Back Guarantee,” which allows buyers to receive their money back if the item they ordered does not arrive, is faulty or damaged or does not match the listing. eBay Money Back Guarantee covers most items purchased on the eBay Marketplace platform in the U.S., the U.K., Germany, Australia, Canada, France, Italy and Spain through a qualifying payment method. In addition, eBay authenticates eligible luxury and collectible items in five categories through “Authenticity Guarantee”, an independent authentication service available in the U.S., the U.K., Germany, Australia and Canada. In our parts & accessories category, we are focused on fitment to ensure that Motors enthusiasts are able to find the right part to fit their vehicle. We also continue to expand our eBay Refurbished offering, a dedicated destination that brings inventory from pre-selected brands and top rated sellers with standardized condition grading, to meet consumer demand for top products backed by a warranty.

Our Impact and Responsibility

eBay’s purpose is to empower people and create economic opportunity for all through our technology for our global community of users. Every day, people build businesses on our Marketplace platforms. With a low cost of entry for sellers, we offer a highly accessible way for all types of users to interact in a global marketplace that’s inclusive and connects people of all backgrounds. Accordingly, we prioritize our corporate responsibility efforts to impact the areas of economic empowerment and sustainable commerce. Key economic programs include eBay for Charity, the eBay Foundation and our small business enablement efforts, such as our Up & Running Grants program.

eBay for Charity empowers buyers and sellers to support charities around the world. In 2022, eBay for Charity matched donations made to Nova Ukraine, Save the Children and the American Red Cross, and partnered with GLIDE for the 21st and final Power of One Luncheon with Warren Buffett, raising $19 million for the GLIDE Foundation. In 2022, more than $163 million was raised by buyers and sellers to support charities via eBay for Charity.

The eBay Foundation helps to build economically vibrant and thriving communities. During 2022, the eBay Foundation granted nearly $23 million to support historically excluded entrepreneurs and through our employee gift-matching program. The eBay Foundation also saw record-level amounts of employee giving through our employee gift-matching program and a reimagined employee volunteer and giving program. To date, the eBay Foundation has awarded more than $100 million to more than 1,800 nonprofits.

Recommerce has been an integral part of eBay’s purpose since the Company was founded in 1995. As a pioneer of the circular economy, eBay has created a space where people can buy and sell pre-owned goods. This helps preserve the world’s natural resources and reduces the Company’s carbon footprint by saving on the water and energy typically used in producing new goods while also reducing waste.

eBay continues its work to reach its goal of 100% renewable energy by 2025 and remains a carbon neutral company for our scope 1 and scope 2 emissions. In our continued efforts to address climate change, we announced an updated carbon reduction goal in 2021 that was approved by the Science Based Target initiative. We are on track to reduce our scope 1 and scope 2 emissions by 90% by 2030 from a 2019 base year and to reduce value chain (scope 3) emissions from downstream transportation and distribution by 20% in the same timeframe. eBay was ranked in the U.S. Environmental Protection Agency’s Green Power Partnership National Top 100 and Top 30 Tech & Telecom for the third year. This year, eBay was also recognized for its commitment to sustainability and responsible business by its inclusion in the Dow Jones Sustainability World and North American Indices for the fourth straight year. eBay also scored an A on the CDP Climate Change questionnaire.

Financial Information

We measure our footprint in our addressable market according to GMV. GMV consists of the total value of all paid transactions between users on our Marketplace platforms during the applicable period inclusive of shipping fees and taxes. In 2022, we generated $74 billion in GMV, of which approximately 51 percent was generated outside the U.S. We believe that GMV provides a useful measure of the overall volume of paid transactions that flow through our Marketplace platforms in a given period.

At the end of 2022, eBay had 134 million active buyers and approximately 1.7 billion live listings globally. The term “active buyer” means, as of any date, all buyer accounts that paid for a transaction on our Marketplace platforms within the previous 12-month period. Buyers may register more than once and, as a result, may have more than one account.

We generate revenue primarily through fees collected on paid sales, inclusive of payment processing and first-party advertising. The majority of our revenue comes from a take rate on the GMV of transactions paid on our Marketplace platforms. We define “take rate” as net revenues divided by GMV.

Our Marketplace platforms are designed to enable our buyers and sellers to leverage our economies of scale and capital investments, such as in sales and marketing, mobile, customer acquisition, technology innovation and customer service.

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

For more information regarding competitive factors impacting our business, see the information in “Item 1A: Risk Factors” under the captions “Substantial and increasingly intense competition worldwide in ecommerce may harm our business” and “We are subject to regulatory activity under competition laws that could adversely impact our business.”

Government Regulation

Government regulation impacts key aspects of our business. In particular, we are subject to laws and regulations that affect the ecommerce industry in many countries where we operate.

Our business is subject to payments reporting requirements for U.S. sellers as a result of federal legislation. During 2021, legislation was passed requiring all businesses that process payments to issue a Form 1099-K for all sellers who receive more than $600 in net payments in a year, a decrease from the previous reporting threshold of $20,000 and 200 transactions. The Internal Revenue Service (“IRS”) recently announced a one-year delay of this rule. As a result, Form 1099-Ks for the new thresholds will be issued beginning in January 2024, subject to potential new federal legislation raising the threshold and/or future IRS action. Tax collection responsibility and the additional costs associated with complex sales and use tax collection, remittance and audit requirements, or reporting, could create additional burdens for buyers and sellers on our websites and mobile platforms.

Legislation requiring increased seller information collection, verification and disclosure for online marketplaces was passed into law in a number of states in 2022. Federal legislation is also being considered by Congress. Increased seller mandates could create additional burdens for sellers on our websites and mobile platforms.

In 2022, the Inflation Reduction Act was signed into law containing provisions effective January 1, 2023, including a 15% corporate minimum tax and a 1% excise tax on stock buybacks, both of which we expect to be immaterial to our consolidated financial statements. We will continue to evaluate its impact as further information becomes available.

The European Union recently enacted the Digital Services Act (the “DSA”), which became effective in November 2022 and will begin to be enforced in early 2024. The DSA imposes legal obligations on online marketplaces operating in Europe, requiring them to verify and ensure the accuracy and disclosure of required information, as well as the safety and authenticity of products posted by third-party merchants. The DSA also enforces new content moderation obligations, notice obligations, advertising restrictions and other requirements on digital platforms that will create additional operational burdens and compliance costs for us.

For more information regarding regulatory risks, see the information in “Item 1A: Risk Factors” under the caption “Our business is subject to extensive and increasing government regulation and oversight, which could adversely impact our business” and “Our business and our sellers and buyers may be subject to sales and other tax regimes in various jurisdictions, which may harm our business.”

Seasonality

We expect transaction activity patterns on our Marketplace platforms to mirror general consumer buying patterns. Please see the additional information in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Seasonality.”

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

For information regarding technology-related risks, see the information in “Item 1A: Risk Factors” under the captions “Our business is subject to online security risks, including security breaches and cyberattacks,” “Systems failures and resulting interruptions in the availability of or degradation in the performance of our websites, applications, products or services could harm our business” and “New laws and increasing levels of regulation in the areas of privacy and protection of user data could harm our business.”

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

Human Capital Management

As of December 31, 2022, we employed approximately 11,600 people globally. Approximately 6,800 of our employees were located in the U.S. eBay has robust people-focused programs to support and retain our employees globally and to attract our future employees. Our recruitment, development, compensation and benefits, and wellness programs are designed to reflect our values, ensure eBay’s competitiveness in the market for talent, and be a place that is welcoming and inclusive. eBay’s management is focused on delivering programs that develop and support our people and connect them with our customers, our community, and each other. Given the importance of eBay’s employees to our overall success, in 2022 we expanded the Compensation Committee’s charter to include oversight of the company’s human capital management strategy and practices, including activities such as talent recruitment, development and retention, employee engagement, succession planning, and diversity, equity and inclusion.

Culture

eBay’s purpose to connect people and build communities to create economic opportunity for all continues to serve as the backbone of our culture and generates a sense of pride and commitment to our purpose amongst our employees. We bring this purpose to life through five core beliefs that every eBayer embodies as part of their day-to-day work. These beliefs reflect our shared desire to be part of a company focused on our customers and delivering value while having fun. Our Beliefs are:

•Empower our community
•Innovate boldly
•Deliver with impact
•Be for everyone
•Act with integrity

In addition to our beliefs, there are thoughtful and specifically designed benefits and programs that ensure our people are well cared for, listened to, and supported while at eBay.

Evolving How We Work

We continue to monitor and adapt to workplace changes brought on by the COVID-19 pandemic. As eBay reopened its offices around the globe our employees now have the opportunity to work in one of three models: onsite, remote, or hybrid. We implemented eBay FlexWork to support hybrid workers and continue to provide equipment, systems and resources to facilitate a connected workforce regardless of whether employees are in the office or working from home, including for our customer experience team members who are continuing to work from home in most cases. While we’ve seen an increase in employees that are returning to the office, we’ve maintained programs that we leveraged during the pandemic to provide back-up in-home child and adult care in the U.S., U.K., Canada, Germany and Ireland to support families and caregivers. In addition, as we continued to hire employees throughout the pandemic, we have reimagined the employee onboarding experience to be more virtual and self-service.

Diversity, Equity and Inclusion

Diversity, Equity and Inclusion (DE&I) remains a priority area of focus for eBay. In 2022 we made the decision to get clearer about the outcomes we’re driving towards as it relates to DE&I in service of our commitment to being a richly diverse, truly equitable and fearlessly inclusive place to work, grow, sell and buy. Our four DE&I objectives are to increase representation, cultivate a sense of belonging, engage our communities and allies, and build inclusive technology. Equity remains at the forefront of all we do to hire, grow, and retain top talent, enhance corporate performance, and foster a welcoming and inclusive place to work, learn and grow. We continue to enhance our people processes, leverage actionable data insights, provide ongoing learning and development practices to ensure we move this work forward. Delivering a governance model to ensure that we drive shared accountability throughout the organization remains a priority. Our Communities of Inclusion welcome and connect eBay employees all over the world to help us nurture employees, allies and external communities. They host events and forums to connect employees to groups organized around age, disability status, race/ethnicity, gender, military status, caregiver status, sexual orientation, and gender identity and expression. We are currently preparing our sixth Global Diversity, Equity & Inclusion report for publication in the second quarter of 2023.

Well-Being Support for Employees and Their Families

eBay has continually engaged with our people to support their physical, financial, and mental well-being for them and their families through expanded wellness resources, webinars, telehealth access and expansion of company-paid mental health support globally as well as additional training for managers and peers to support mental health and manage burnout. As part of these efforts, we’ve focused on ensuring our employees and their families have timely access to high quality care.

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

Acting with Integrity

We maintained our commitment to ethics and acting with integrity in 2022. We took actions to ensure that we are open, honest, ethical and authentic with ongoing trainings, quarterly “tone from the top” engagements between leaders with their employees and daily ethics contests during Ethics and Compliance Week.

Employee Voice & Values

In addition to multiple channels for sharing feedback, we also regularly survey our employees on trust and engagement, their experience with diversity, equity and inclusion, ethics and integrity, and this year regarding their thoughts on returning to the office. Our employees welcome sharing their points of view with us and are encouraged by how their input molds several strategic programs and our values which covers our beliefs and includes our commitments in critical areas such as Impact and Responsibility.

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
•Operations and continued development of our payments system and financial services offerings require ongoing investment, are subject to evolving laws, regulations, rules, and standards, and involve risk, including risks related to our dependence on third-party providers.
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
•Our business is subject to extensive and increasing government regulation and oversight, which could adversely impact our business.
•New laws and increasing levels of regulation in the areas of privacy and protection of user data could harm our business.
•We are regularly subject to litigation and regulatory and government inquiries, investigations and disputes, as our business evolves and as governments and regulators seek to extend new and existing laws to reach our business model.
•We are subject to regulatory activity under competition laws that could adversely impact our business.
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
•the success of our marketing efforts; and
•the impact of competitive and industry developments and our response to those developments.

In view of the rapidly evolving nature of our business, period-to-period comparisons of our operating results may not be meaningful, and you should not rely upon them as an indication of future performance. It is difficult for us to forecast the level or source of our revenues or earnings (loss) accurately, particularly given that substantially all of our net revenues each quarter come from transactions involving sales during that quarter. Due to the inherent difficulty in forecasting revenues, it is also difficult to forecast expenses as a percentage of net revenues. Quarterly and annual expenses as a percentage of net revenues reflected in our consolidated financial statements may be significantly different from historical or projected percentages. Because our business model is dependent upon consumer spending, our results of operations are sensitive to changes in or uncertainty about macro-economic conditions. Our buyers may in the future have less capacity for discretionary purchases and may reduce their purchases from our sellers as a result of various factors, including job losses, inflation (such as recent inflationary pressure), higher taxes, reduced access to credit, changes in federal economic policy, the impact of the COVID-19 pandemic, recent global economic uncertainty, lower consumer confidence and demand for discretionary goods, and geopolitical events such as recent international trade disputes and the ongoing war in Ukraine.

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

We face increased competitive pressure online and offline. In particular, the competitive norm for, and the expected level of service from, ecommerce and mobile commerce has significantly increased due to, among other factors, improved user experience, greater ease of buying goods, lower (or no) shipping costs, faster shipping times and more favorable return policies. In addition, certain platform businesses, such as Alibaba, Alphabet (Google), Amazon, Apple, Meta (Facebook and Instagram), many of whom are larger than us or have greater capitalization, have a dominant and secure position in other industries or certain significant markets, and offer other goods and services to consumers and merchants that we do not offer. If we are unable to change our products, offerings and services in ways that reflect the changing demands of ecommerce and mobile commerce marketplaces, or if products offered through eBay are not available for purchase where the consumers shop, particularly the higher growth of sales of fixed-price items and higher expected service levels (some of which depend on services provided by sellers on our platforms), or if we are unable to compete effectively with and adapt to changes in larger platform businesses, our business and reputation will suffer.

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

Some of our competitors control other products and services that are important to our success, including credit card interchange, Internet search, and mobile operating systems. Such competitors could manipulate pricing, availability, terms or operation of service related to their products and services in a manner that impacts our competitive offerings. For example, Alphabet, which operates a shopping platform service, has from time to time made changes to its search algorithms that reduced the amount of search traffic directed to us from searches on Google. If we are unable to use or adapt to operational changes in such services, we may face higher costs for such services, face integration or technological barriers or lose customers, which could cause our business to suffer.

Consumers who might use our sites to buy goods have a wide variety of alternatives, including traditional department, warehouse, boutique, discount and general merchandise stores (as well as the online and mobile operations of these traditional retailers), online retailers and their related mobile offerings, online and offline aggregation and classified services, social media platforms and other shopping channels, such as offline and online home shopping networks. In the United States, these include, but are not limited to, Amazon, Facebook, Instagram, Google, Walmart, Target, Macy’s, Etsy, StockX, Shopify, Wayfair, TheRealReal, Overstock.com and Rakuten, among others. In addition, consumers have a large number of online and offline channels focused on one or more of the categories of products offered on our site, including but not limited to, Back Market, Chrono24, FARFETCH and GOAT Group, among others.

Consumers also can turn to many companies that offer a variety of services that provide other channels for buyers to find and buy items from sellers of all sizes, including social media, online aggregation and classifieds platforms, such as websites operated by Adevinta or Naspers Limited and others such as craigslist, Oodle.com and Meta. Consumers also can turn to shopping-comparison sites, such as Google Shopping, or social networks that enable purchases such as Pinterest, Facebook and Instagram. In certain markets, our fixed-price listing and traditional auction-style listing formats increasingly are being challenged by other formats, such as classifieds. We use product search engines and paid search advertising to help users find our sites, but these services also have the potential to divert users to other online shopping destinations. Consumers may choose to search for products and services with a horizontal search engine or shopping comparison website, and such sites may also send users to other shopping destinations. In addition, sellers are increasingly utilizing multiple sales channels, including the acquisition of new customers by paying for search-related advertisements on horizontal search engine sites, such as Google, Naver and Baidu.

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

We generate a meaningful amount of our revenue from our Promoted Listings (a first-party advertising offering) and, to a lesser extent, third-party advertising. To sustain or increase our advertising revenue, we must continue to provide customers with compelling advertising products to maintain or increase the amount of advertising purchased through our platform. If we are unable to compete effectively for advertising spend, our business and operating results could be harmed.

In addition, certain manufacturers may limit or cease distribution of their products through online channels, such as our sites. Manufacturers may attempt to use contractual obligations or existing or future government regulation to prohibit or limit ecommerce in certain categories of goods or services. Manufacturers may also attempt to enforce minimum resale price maintenance or minimum advertised price arrangements to prevent distributors from selling on our platforms or on the Internet generally, or drive distributors to sell at prices that would make us less attractive relative to other alternatives. The adoption of those or other policies could adversely affect our results of operations and result in loss of market share and diminished value of our brands.

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

The global spread of COVID-19 variants and related measures to contain its spread (such as government mandated business closures and shelter in-place guidelines) have created significant volatility, uncertainty and economic disruption. The extent to which the COVID-19 pandemic impacts our business, results of operations, financial condition and liquidity in the future will depend on numerous evolving factors that we cannot predict, including the duration and scope of the pandemic, including as a result of the emergence of new variants; any resurgence of the pandemic; the availability and distribution of effective treatments and vaccines; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic, including China’s former “zero-COVID” policy and its impact to the global supply chain; the impact of the pandemic on national and global economic activity, unemployment levels and financial markets, including the possibility of a national or global recession; the potential for shipping difficulties, including slowed deliveries from sellers to their customers; and the ability of consumers to pay for products. The COVID-19 pandemic has generally resulted in a shift in consumer spending, which could have an adverse impact on our sellers through reduced consumer demand for their products and availability of inventory, which could in turn negatively impact the demand for use of our platforms. Additionally, the COVID-19 pandemic caused us to require employees to work remotely for an extended period of time. More recently, we have shifted to a flexible working model, which, in addition to providing for onsite and hybrid work arrangements, allows some of our employees to work fully remote, which could negatively impact our business and harm productivity and collaboration. If there is a prolonged impact of COVID-19, it could adversely affect our business, results of operations, financial condition and liquidity, perhaps materially. The future impact of COVID-19 and these containment measures cannot be predicted with certainty and may increase our borrowing costs and other costs of capital and otherwise adversely affect our business, results of operations, financial condition and liquidity, and we cannot assure that we will have access to external financing at times and on terms we consider acceptable, or at all, or that we will not experience other liquidity issues going forward.

The COVID-19 pandemic and the related measures to contain its spread did not adversely affect our consolidated results of operations. Initially, our Marketplace platforms experienced improved traffic and buyer acquisition due to the ongoing impact of mobility restrictions taken globally to contain the spread of COVID-19 and changes in consumer behaviors that resulted in more online shopping. However, as restrictions have loosened and mobility continues to increase, we have seen net revenues decrease and GMV decrease across major categories, primarily due to a decline in traffic resulting from the normalization of consumer behavior in 2022 compared to the elevated traffic experienced on our Marketplace platforms from the impact of COVID-19 during 2021. These trends may continue, and the impacts seen may continue to create volatility in our results and a wider range of outcomes as consumer behaviors and mobility restrictions continue to evolve.

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

Our international businesses, especially in the United Kingdom, Germany and Australia, and cross-border business from greater China, have generated approximately half of our net revenues in recent years. In addition to uncertainty about our ability to generate revenues from our foreign operations and expand into international markets, there are risks inherent in doing business internationally, including:

•uncertainties and instability in economic and market conditions resulting from inflationary pressures, increasing interest rates and the ongoing war in Ukraine;
•uncertainties caused by decreasing consumer confidence and demand for discretionary goods;
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
•geopolitical events, including natural disasters, public health issues (such as COVID-19 variants), acts of war (such as the ongoing war in Ukraine), and terrorism;
•supply chain disruptions;
•import or export regulations;
•economic and trade sanctions;
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

Our users may spend less time on our websites and our applications for mobile devices as a result of a variety of diversions, including: geopolitical events, such as war (including the ongoing war in Ukraine), the threat of war, or terrorist activity; natural disasters or the effects of climate change (such as drought, flooding, wildfires, increased storm severity and sea level rise); power shortages or outages, major public health issues, including pandemics (such as COVID-19 variants); less discretionary spend due to increasing utility prices in the European Union; social networking or other entertainment websites or mobile applications; significant local, national or global events capturing the attention of a large part of the population; and seasonal fluctuations due to a variety of factors. If any of these, or any other factors, divert our users from using our websites or mobile applications, our business could be materially adversely affected.

In 2022, we experienced reduced traffic in most markets resulting from geopolitical events (such as the ongoing war in Ukraine), inflationary pressure, foreign exchange rate volatility and lower consumer confidence. These factors are negatively impacting discretionary consumer spending and may continue to do so indefinitely, which could harm our business.

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

Our eBay Money Back Guarantee program represents the means by which we compensate users who believe that they have been defrauded, have not received the item that they purchased or have received an item different from what was described. We expect to continue to receive communications from users requesting reimbursement or threatening or commencing legal action against us if no reimbursement is made. Our liability for these sorts of claims is beginning to be clarified in some jurisdictions. Litigation involving liability for any such third-party actions could result in increased costs of doing business, lead to adverse judgments or settlements or otherwise harm our business. In addition, affected users will likely complain to regulatory agencies that could take action against us, including imposing fines or seeking injunctions.

Since transitioning to our payments system, we have also experienced and may continue to experience increased costs from chargebacks on payments, due to instances of forced transaction reversals initiated by buyers through their payment card issuers. These forced transaction reversals can be initiated for a number of reasons, including, but not limited to, fraud or seller nonperformance, among others.

Additionally, in order to further strengthen our buyers’ confidence and trust in our services and the goods offered on our marketplace, we introduced "Authenticity Guarantee," an independent authentication service, in 2020 in select categories in the U.S. and have since expanded this service to more luxury categories and more markets. If we are unable to effectively manage the authentication process, including the third-party service providers on whom we rely for much of our item authentication, we may suffer harm to our reputation and may be subject to litigation, which could be costly and time-consuming for us.

Operations and continued development of our payments system and financial services offerings require ongoing investment, are subject to evolving laws, regulations, rules, and standards, and involve risk, including risks related to our dependence on third-party providers.

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

We face reputational and other risks with respect to fraudulent activities on our platforms and periodically receive complaints from buyers and sellers who may not have received the goods that they had contracted to purchase or payment for the goods that a buyer had contracted to purchase. In some European and Asian jurisdictions, buyers may also have the right to withdraw from a sale made by a professional seller within a specified time period. While we can, in some cases, suspend the accounts of users who fail to fulfill their payment or delivery obligations to other users, we do not have the ability to require users to make payment or deliver goods, or otherwise make users whole other than through our protection programs. Although we have implemented measures to detect and reduce the occurrence of fraudulent activities, combat bad buyer experiences and increase buyer satisfaction, including evaluating sellers on the basis of their identity and transaction history and restricting or suspending their activity, there can be no assurance that these measures will be effective in combating fraudulent transactions or improving overall satisfaction among sellers, buyers, and other participants. If these measures fail to address fraud effectively, buyers and sellers could lose trust in our marketplace, and our reputation and results of operations could suffer as a result. Additional measures to address fraud could negatively affect the attractiveness of our services to buyers or sellers, resulting in a reduction in the ability to attract new users or retain current users, damage to our reputation, or a diminution in the value of our brand names.

Our business is subject to online security risks, including security breaches and cyberattacks.

Our businesses involve the storage and transmission of users’ personal information, including financial information. In addition, a significant number of our users authorize us to bill their payment card accounts directly for all transaction and other fees charged by us or, in certain cases, third-party service providers utilized in our payment services. An increasing number of websites, including those owned by several other large Internet and offline companies, have disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on portions of their websites or infrastructure. Our information technology and infrastructure may be vulnerable to cyberattacks (including ransomware attacks) or security incidents and third parties may be able to access our users’ proprietary information and payment card data that are stored on or accessible through our systems. Any security breach at a company providing services to us or our users could have similar effects.

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

Our future performance depends substantially on the continued services of our senior management and other key employees, including highly skilled engineers and product developers, and our ability to attract, retain, and motivate them. Competition for highly skilled individuals is intense, especially in the Silicon Valley where our corporate headquarters are located, and we may be unable to successfully attract, integrate or retain sufficiently qualified employees. In making employment decisions, particularly in the Internet and high-technology industries, employees often consider the value of their total compensation, including share-based awards such as restricted stock units, that they could receive in connection with their employment. In addition, our employee hiring and retention also depend on our ability to build and maintain a diverse, welcoming and inclusive workplace. If our share-based or other compensation programs cease to be viewed as competitive, including due to fluctuations in our stock price, or our workplace is not viewed as welcoming and inclusive, our ability to attract, retain, and motivate employees would be weakened, which could harm our business. We do not have long-term employment agreements with any of our key employees and do not maintain any “key person” life insurance policies. The loss of the services of any of our senior management or other key employees, or our inability to attract highly qualified senior management and other key employees, could harm our business. Our business is primarily non-unionized, but we have some works councils outside the U.S. There has been a general increase in workers organizing to form or join a union in the U.S. While we have not seen a material increase in such efforts among our employees, the unionization or related activism of significant employee populations could result in higher costs and other operational changes necessary to respond to changing conditions and to establish new relationships with worker representatives.

Problems with or price increases by third parties who provide services to us or to our sellers could harm our business.

A number of third parties provide services to us or to our sellers. Such services include seller tools that automate and manage listings, merchant tools that manage listings and interface with inventory management software, storefronts that help our sellers list items, shipping providers that deliver goods sold on our platform, managed payments intermediation and item authentication services, among others. Financial or regulatory issues, labor issues (e.g., strikes, lockouts, worker shortages or work stoppages), or other problems that prevent these companies from providing services to us or our sellers could harm our business.

Price increases by, or service terminations, disruptions or interruptions at, companies that provide services to us and our sellers and clients could also reduce the number of listings on our platforms or make it more difficult for our sellers to complete transactions, thereby harming our business. While we continue to work with global carriers to offer our sellers a variety of shipping options and to enhance their shipping experience, postal rate increases may reduce the competitiveness of certain sellers’ offerings, and postal service changes and disruptions could require certain sellers to utilize alternatives which could be more expensive or inconvenient, which could in turn decrease the number of transactions on our sites, thereby harming our business.

We have outsourced certain functions to third-party providers, including some customer support, managed payments, product development functions and much of our item authentication service, which are critical to our operations. If our service providers do not perform satisfactorily, our operations could be disrupted, which could result in user dissatisfaction and could harm our business.

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

Regulatory and Legal Risks

Our business is subject to extensive and increasing government regulation and oversight, which could adversely impact our business.

We are subject to laws and regulations affecting our domestic and international operations in a number of areas, including consumer protection, data privacy requirements, intellectual property ownership and infringement, prohibited items and stolen goods, tax, antitrust and anti-competition, export requirements, anti-corruption, labor, advertising, digital content, real estate, payments and financial services, billing, ecommerce/marketplace liability, promotions, quality of services, telecommunications, mobile communications and media, environmental, packaging and waste, and health and safety regulations, as well as laws and regulations intended to combat money laundering and the financing of terrorist activities. In addition, we are, or may become, subject to further regulation in some of the above-mentioned areas or new areas as a result of the continued development and expansion of our payments capabilities. Further, certain government agencies seek to hold us liable for third party sales on our Marketplace platforms to the extent such sales implicate laws and regulations enforced by those agencies, including specifically the Environmental Protection Agency (the “EPA”) and the Drug Enforcement Agency (the “DEA”), as described more fully under “Note 13 — Commitments and Contingencies — Litigation and Other Legal Matters” and below under the heading “The listing or sale by our users of certain items, including items that allegedly infringe the intellectual property rights of rights owners, including pirated or counterfeit items, illegal items or items used in an illegal manner may harm our business.”

Compliance with these laws, regulations, and similar requirements may be onerous and expensive, and variances and inconsistencies from jurisdiction to jurisdiction may further increase the cost of compliance and doing business. Any such costs, which may rise in the future as a result of changes in these laws and regulations or in their interpretation, could individually or in the aggregate make our products and services less attractive to our customers, delay the introduction of new products or services in one or more regions, or cause us to change or limit our business practices. We have implemented policies and procedures designed to ensure compliance with applicable laws and regulations, but there can be no assurance that our customers, employees, contractors, or agents will not violate such laws and regulations or our policies and procedures. If we are held liable for any such violations, including relating to actions by third parties using our Marketplace platforms, we could be subject to monetary penalties, which depending on the matter could be material to us. Furthermore, our reputation could suffer harm as a result of any such violations.

New laws and increasing levels of regulation in the areas of privacy and protection of user data could harm our business.

We are subject to multiple laws relating to the collection, use, sharing, retention, security, transfer and other handling of personally identifiable information about individuals, including our users and employees around the world. Data protection and privacy laws may differ, and be interpreted and applied inconsistently, from country to country. In many cases, these laws apply not only to user data, employee data and third-party transactions, but also to transfers of information between or among ourselves, our subsidiaries, and other parties with which we have commercial relations. These laws continue to develop around the globe and in ways we cannot predict and that may harm our business.

Regulatory scrutiny of privacy, data protection, and collection, use and disclosure of personal data is increasing on a global basis. We are subject to a number of privacy laws and regulations in the countries in which we operate and these laws and regulations will likely continue to evolve over time, both through regulatory and legislative action and judicial decisions. In addition, compliance with these laws may restrict our ability to provide services to our customers that they may find to be valuable. For example, the General Data Protection Regulation (“GDPR”) became effective in May 2018. The GDPR, which applies to personal data collected in the context of all of our activities conducted from an establishment in the European Union, related to products and services offered to individuals in the European Union or related to the monitoring of individuals’ behavior in Europe, imposes a range of significant compliance obligations regarding the handling of personal data. Actions required to comply with these obligations depends in part on how particular and strict regulators interpret and apply them. If we fail to comply with the GDPR, or if regulators assert we have failed to comply with the GDPR, we may be subject to regulatory enforcement actions, that can result in monetary penalties of up to 4% of our annual worldwide revenue, private lawsuits, and/or reputational damage. In June 2021, the European Commission published new versions of the Standard Contractual Clauses, which are used as a legal cross-border mechanism allowing companies to transfer/allow access to personal data outside the European Economic Area. Also in June 2021, the European Data Protection Board finalized its recommendations regarding supplemental transfer measures to protect personal data during cross-border transfers. We must incur costs and expenses to comply with the new requirements, which may impact the cross-border transfer of personal data throughout our organization and to/from third parties.

In the U.S., several states, including California, Colorado, Connecticut, Utah and Virginia, have adopted generally applicable and comprehensive privacy laws. These new and developing state laws provide a number of new privacy rights for residents of these states and impose corresponding obligations on organizations doing business in these states. Not only do these laws require that we make new disclosures to consumers, business contacts, employees, job applicants and others about our data collection, use and sharing practices, but they also require that we provide new rights, such as the rights to access, delete and correct personal data. While the California law (CCPA) became effective in 2020, it has already been amended significantly, and compliance with the amended law (CPRA) will be required in January 2023. Compliance with the other states’ laws will be required at different times during 2023. These new and amended laws will require us to continue to incur costs and expenses in our effort to comply. In addition, a number of other U.S. states are considering adopting laws and regulations imposing obligations regarding the handling of personal data. Compliance with the GDPR, the new state laws, and other current and future applicable U.S. and international privacy, data protection, cybersecurity, artificial intelligence and other data-related laws can be costly and time-consuming. Complying with these varying national and international data and privacy-related requirements could cause us to incur substantial costs and/or require us to change our business practices in a manner adverse to our business and violations of data and privacy-related laws can result in significant penalties.

A determination that there have been violations of laws relating to our practices under communications-based laws could also expose us to significant damage awards, fines and other penalties that could, individually or in the aggregate, materially harm our business. In particular, because of the enormous number of emails, texts and other communications we send to our users, communications laws that provide a specified monetary damage award or fine for each violation (such as those described below) could result in particularly large awards or fines.

For example, under the federal Telephone Consumer Protection Act, or TCPA, we face potential exposure to liability for certain types of telephonic communication with customers, including but not limited to text messages to mobile phones. Under the TCPA, plaintiffs may seek actual monetary loss or statutory damages of $500 per violation, whichever is greater, and courts may treble the damage award for willful or knowing violations. We are regularly subject to class-action lawsuits, as well as individual lawsuits, containing allegations that our businesses violated the TCPA. These lawsuits, and other private lawsuits not currently alleged as class actions, seek damages (including statutory damages) and injunctive relief, among other remedies. While a 2021 Supreme Court decision narrowed the applicability of the TCPA’s restrictions, plaintiffs continue to test the boundaries of the decision, and a few states, including Florida and Oklahoma, have adopted TCPA-like laws that similarly provide for statutory damages and a private right of action. Additional states may follow suit. Given the enormous number of communications we send to our users, a determination that there have been violations of the TCPA or other communications-based statutes could expose us to significant damage awards that could, individually or in the aggregate, materially harm our business.

We post on our websites our privacy notices and practices concerning the collection, use, sharing, disclosure, deletion and retention of our user data. Any failure, or perceived failure, by us to comply with our posted privacy notices or with any regulatory requirements or orders or other federal, state or international privacy or consumer protection-related laws and regulations, including the GDPR, CCPA and CPRA, could result in proceedings or actions against us by governmental entities or others (e.g., class action plaintiffs), subject us to significant penalties and negative publicity, require us to change our business practices, increase our costs and adversely affect our business. Data collection, data usage, privacy and security have become the subject of increasing public concern. If Internet and mobile users were to reduce their use of our websites, mobile platforms, products, and services as a result of these concerns, or not consent to the use of their personal data for certain marketing or advertising purposes, our business could be harmed. We also have experienced security breaches and likely will in the future, which themselves may result in a violation of these laws and give rise to regulatory enforcement and/or private litigation.

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

The European Union recently enacted the Digital Services Act (the “DSA”), which became effective in November 2022 and will begin to be enforced in early 2024 (or earlier if we qualify as a “very large online platform”). The DSA imposes legal obligations on online marketplaces operating in Europe, requiring them to verify and ensure the accuracy and disclosure of required information, as well as the safety and authenticity of products posted by third-party merchants. The DSA also enforces new content moderation obligations, notice obligations, advertising restrictions and other requirements on digital platforms that will create additional operational burdens and compliance costs for us. For online platforms like ours, noncompliance with the DSA could result in fines of up to 6% of annual global revenues, which would be adverse to our business.

The European Union is also considering additional proposed regulations relating to the safety and sustainability of products on the EU market, which would bring new obligations both on us directly and our sellers and vendors. Additionally, certain EU-member countries have enacted anti-waste regulations that create direct obligations on sellers and impose compliance verification obligations on us. These anti-waste regulations vary by EU-member country, creating additional operational burdens and compliance costs on our sellers and us. These proposed and ongoing regulations could cause our marketplaces to be less attractive to current and prospective sellers and buyers, which could materially impact our business.

Government regulators globally are also imposing new data reporting requirements on platforms for user tax compliance. These laws (e.g., DAC 7 in the EU, or 1099-K in the US) may make users more reluctant to use our services due to increased sensitivity around personal data collection and reporting, even when mandated by applicable laws and regulations.

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

We are regularly subject to litigation and regulatory and government inquiries, investigations and disputes, as our business evolves and as governments and regulators seek to extend new and existing laws to reach our business model.

We are regularly subject to claims, lawsuits (including class actions and individual lawsuits), government investigations, and other proceedings involving competition and antitrust, intellectual property, privacy, consumer protection, accessibility claims, securities, tax, labor and employment, commercial disputes, content generated by our users, services and other matters. The number and significance of these disputes and inquiries have increased as our Company has grown larger, our businesses have expanded in scope and geographic reach, and our products and services have increased in complexity. As the global regulatory and legal landscape evolves, we may also become subject to product liability or other claims when products sold by third parties using our platforms result in personal injury, illness, death, injury to property or harm to the environment, or such sales are alleged to be in violation of the law.

As described more fully under “Note 13 — Commitments and Contingencies — Litigation and Other Legal Matters” and below under the heading “The listing or sale by our users of certain items, including items that allegedly infringe the intellectual property rights of rights owners, including pirated or counterfeit items, illegal items or items used in an illegal manner may harm our business,” certain government agencies are seeking to hold us liable for third party sales on our Marketplace platforms to the extent such sales implicate laws and regulations enforced by those agencies, including specifically the EPA and the DEA.

In addition, as also more fully described under “Note 13 — Commitments and Contingencies — Litigation and Other Legal Matters,” we are responding to inquiries from the U.S. Attorney for the District of Massachusetts regarding potential criminal liability of the Company arising from the stalking and harassment in 2019 of the editor and publisher of Ecommercebytes, a website that publishes ecommerce news and information. Six former Company employees and one former contractor have pleaded guilty to crimes arising from the conduct. The Company has begun discussions with the U.S. Attorney’s Office, which discussions include a potential settlement. We expect any such settlement may include fines, other payments, and non-monetary remedies, such as additional remediation, compliance and reporting requirements. Furthermore, the editor and publisher also have a pending civil action against the Company, which seeks unspecified damages arising from the above-described conduct.

The outcome and impact of such claims, lawsuits, government investigations, and other proceedings cannot be predicted with certainty. Regardless of the outcome, such investigations and proceedings can have a material adverse impact on us because of legal costs, diversion of management resources, and other factors. Determining reserves for our pending litigation and other proceedings is a complex, fact-intensive process that is subject to judgment calls. Based on currently available information, reasonably possible losses arising directly from such claims, lawsuits, government investigations, and other proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are not material. However, if one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material. These proceedings could also result in criminal sanctions, consent decrees, reputational harm, harm to our relations with various government agencies and regulators, or orders preventing us from offering certain products or services, or requiring a change in our business practices in costly ways, or requiring development of non-infringing or otherwise altered products or technologies. Any of these consequences could harm our business.

We are subject to regulatory activity under competition laws that could adversely impact our business.

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

As described more fully under “Note 13 — Commitments and Contingencies — Litigation and Other Legal Matters,” we have received requests for information from government agencies related to our potential liability for products sold by sellers on our Marketplace platforms. We have responded to inquiries from the U.S. Department of Justice regarding products sold on our Marketplace platforms alleged to violate certain laws and regulations, including regulations of the EPA and, separately, regulations of the DEA. The inquiries relate to whether and to what extent we should be liable for the sale of regulated or illicit products manufactured and sold by others who listed such products on Marketplace platforms in a manner that evaded and/or was designed to evade detection by us. If we are found to be liable for such activities on our Marketplace, we likely will be subject to monetary damages, changes in our business practices, or other remedies that could have a material adverse impact on our business, and our reputation could suffer harm.

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

Our potential liability to third parties for the user-provided content on our sites may increase. If we become liable for information provided by our users and carried on our service in any jurisdiction in which we operate, we could be directly harmed and we may be forced to implement new measures to reduce our exposure to this liability, including expending substantial resources or discontinuing certain service offerings, which could harm our business.

Interest Rate and Indebtedness Risks

Fluctuations in interest rates, and changes in regulatory guidance related to such interest rates, could adversely impact our financial results.

During 2022, the Federal Reserve raised benchmark interest rates to combat inflation, and interest rates are expected to continue to increase in 2023. Our borrowing costs will be impacted by rising interest rates, which could negatively impact our results of operations and financial condition. The cost of future fixed rate indebtedness may be more expensive than existing fixed rate indebtedness that is coming due and being refinanced. Further, although as of December 31, 2022 we had no outstanding borrowings under our revolving credit facility, our revolving credit facility is subject to floating interest rates and therefore is also subject to interest rate risks to the extent we borrow in the future. We have in the past and may in the future enter into interest rate hedging arrangements, but we can provide no assurances that these arrangements will fully mitigate the increased borrowing costs.

In addition, investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. As described more fully under “Note 7 – Investments,” in 2022, the fair market value of our fixed-rate investment securities was adversely impacted due to a rise in interest rates, which may continue to occur. This increase was partially offset by increased interest income resulting from higher yielding investments in a higher interest rate environment. If rates were to return to lower levels, we would expect to see the opposite effect with a corresponding reduction in investment income and increase in fair value.

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

Various jurisdictions are seeking to, or have recently imposed additional reporting, record-keeping, indirect tax collection and remittance obligations, or revenue-based taxes on businesses like ours that facilitate online commerce. If requirements like these become applicable in additional jurisdictions, our business, collectively with eBay sellers’ businesses, could be harmed. For example, taxing authorities in the U.S. and in other countries have targeted e-commerce platforms as a means to calculate, collect, and remit indirect taxes for transactions taking place over the internet, and have enacted laws and others are considering similar legislation. To date, 45 states, the District of Columbia and Puerto Rico have enacted Internet sales tax legislation with additional states anticipated to adopt legislation in the coming years. Our business is also required to increase payments reporting requirements for U.S. sellers as a result of federal legislation. All businesses that process payments are now required to issue a Form 1099-K for all sellers who receive more than $600 in net payments in a year, a decrease from the previous reporting threshold of $20,000 and 200 transactions. The IRS recently announced a one-year delay of this rule. As a result, Form 1099-Ks for the new thresholds will be issued beginning in January 2024, subject to potential new federal legislation raising the threshold and/or future IRS action. Tax collection responsibility and the additional costs associated with complex sales and use tax collection, remittance and audit requirements, or reporting, could create additional burdens for buyers and sellers on our websites and mobile platforms. Moreover, any failure by us to prepare for and comply with this and similar reporting and record-keeping obligations could result in substantial monetary penalties and other sanctions, adversely impact our ability to do business in certain jurisdictions and harm our business.

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

In addition, our future income taxes could be adversely affected by a shift in our jurisdictional earning mix, by changes in the valuation of our deferred tax assets and liabilities, changes in the valuation of our investments, as a result of gains on our foreign exchange risk management program, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items.

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
•risks associated with our expansion into new international markets and new areas of business;
•derivative lawsuits resulting from the acquisition or disposition;
•liability for activities of the acquired or disposed of company before the transaction, including intellectual property and other litigation claims or disputes, violations of laws, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities and, in the case of dispositions, liabilities to the acquirers of those businesses under contractual provisions such as representations, warranties and indemnities;
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

We entered into a warrant agreement in conjunction with a commercial agreement with Adyen that entitles us to acquire a fixed number of shares of Adyen’s common stock subject to certain milestones being met. This warrant is accounted for as a derivative instrument under ASC Topic 815, Derivatives and Hedging. Changes in Adyen’s common stock price and equity volatility have had, and may continue to have in the future, a significant impact on the value of this warrant. We report this warrant on a quarterly basis at fair value in our consolidated balance sheets, and changes in the fair value of this warrant are recognized in our consolidated statement of income. Fluctuations in Adyen’s common stock price and prevailing foreign exchange rate or other changes in assumptions could result in material changes in the fair value that we report in our consolidated balance sheets and our consolidated statement of income, which could have a material impact on our financial results.

As a result of a prior transaction, we own a significant number of Adevinta shares, and fluctuations in Adevinta’s share price, financial results and fluctuations in exchange rates could result in material changes in our consolidated balance sheet and our consolidated statement of income. As described more fully under “Note 7 — Investments — Equity Investments,” we recorded significant realized and unrealized losses in each of 2022 and 2021 relating to the change in fair value of these shares. In addition, our ability to sell our Adevinta shares in the future will be subject to market conditions and other factors which could impact the value we are able to realize from any such sales.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2: PROPERTIES

We own and lease various properties in the U.S. and 22 other countries around the world. We use the properties for executive and administrative offices, data centers, product development offices and customer service offices. Our headquarters are located in San Jose, California and occupies approximately 0.5 million square feet. Our owned data centers are solely located in Utah. The following table presents the aggregate square footage of our owned and leased properties for our continuing operations as of December 31, 2022 (in millions):

	United States	Other Countries	Total
Owned facilities	1.3	—	1.3
Leased facilities	1.0	0.9	1.9
Total facilities	2.3	0.9	3.2

From time to time we consider various alternatives related to our long-term facilities needs. While we believe that our existing facilities are adequate to meet our immediate needs, it may become necessary to develop and improve land that we own or lease or acquire additional or alternative space to accommodate any future growth.

ITEM 3: LEGAL PROCEEDINGS

This information is set forth under “Note 13 — Commitments and Contingencies — Litigation and Other Legal Matters” to the consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock has been traded on The Nasdaq Global Select Market under the symbol “EBAY” since September 24, 1998. As of February 21, 2023, there were approximately 3,180 holders of record of our common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock.

Dividend Policy

The company paid a total of $489 million and $466 million in cash dividends during the years ended December 31, 2022 and December 31, 2021, respectively. In February 2023, we declared a quarterly cash dividend of $0.25 per share of common stock to be paid on March 24, 2023 to stockholders of record as of March 10, 2023. The timing, declaration, amount and payment of any future cash dividends are at the discretion of the Board of Directors and will depend on many factors, including our available cash, working capital, financial condition, results of operations, capital requirements, covenants in our credit agreement, applicable law and other business considerations that our Board of Directors considers relevant.

Performance Measurement Comparison

The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on December 31, 2017 (the last trading day for the year ended December 31, 2017) in (i) our common stock, (ii) the Nasdaq Composite Index, (iii) the S&P 500 Index and (iv) the S&P 500 Information Technology Index.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents stock repurchase activity during the three months ended December 31, 2022:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet be Purchased Under the Programs (1)
October 31, 2022	2,626,397	$38.35	2,626,397	$3,047,695,793
November 30, 2022	2,153,284	$45.27
	488,573	$39.47	488,573	$2,930,931,584
December 31, 2022	1,884,265	$43.98		$2,848,055,977
	7,152,519		3,114,970
(1)In February 2022 our Board authorized an additional $4.0 billion stock repurchase program. These stock repurchase programs have no expiration from the date of authorization.
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
During the three months ended December 31, 2022 we repurchased approximately $0.3 billion of our common stock under our stock repurchase programs. As of December 31, 2022, a total of approximately $2.8 billion remained available for future repurchases of our common stock under our stock repurchase program.
We expect, subject to market conditions and other uncertainties, to continue making opportunistic and programmatic repurchases of our common stock. However, our stock repurchase programs may be limited or terminated at any time without prior notice. The timing and actual number of shares repurchased will depend on a variety of factors, including corporate and regulatory requirements, price and other market conditions and management’s determination as to the appropriate use of our
(2)Excludes broker commissions.

ITEM 6: [RESERVED]

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions (such as those relating to future business, future results of operations or financial condition, including with respect to the ongoing effects of COVID-19, inflationary pressure, foreign exchange rate volatility and geopolitical events, such as the ongoing war in Ukraine, new or planned features or services, or management strategies). You can generally identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Item 1A: Risk Factors” of this Annual Report on Form 10-K, as well as in our consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the consolidated financial statements and the related notes included in this report. This section of this Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 are not included in this Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

OVERVIEW

Business

eBay Inc., is a global commerce leader, which includes our Marketplace platforms. Founded in 1995 in San Jose, California, eBay is one of the world’s largest and most vibrant marketplaces for discovering great value and unique selection. Collectively, we connect millions of buyers and sellers around the world, empowering people and creating opportunity. Our technologies and services are designed to provide buyers choice and a breadth of relevant inventory and to enable sellers worldwide to organize and offer their inventory for sale, virtually anytime and anywhere. In 2022, we focused on our strategic playbook — to understand the customer and their needs; build experiences they will love, at scale; and tell our story in new and different ways.

In 2020 and extending into 2021, there were changes in consumer behavior that resulted in more online shopping driven by the outbreak of a coronavirus and its variants (“COVID-19”). Our Marketplace platforms experienced elevated traffic as well as the acquisition of buyers and small sellers due to the impacts of measures taken globally to contain the spread of COVID-19, which were unprecedented and are not expected to recur. In 2022, we also experienced reduced traffic in most markets resulting from geopolitical events, inflationary pressure, foreign exchange rate volatility and lower consumer confidence. These factors negatively impacted discretionary consumer spending, are uncertain in duration and we expect them to continue into 2023.

In 2021, we completed the transfer of our Classifieds business to Adevinta ASA (“Adevinta”), and subsequently completed the sale of 80.01% of the outstanding equity interests of eBay Korea LLC, a limited liability company incorporated under the laws of Korea and a wholly owned subsidiary of eBay KTA (“eBay Korea”) to E-mart Inc. and one of its wholly owned subsidiaries (together, “Emart”). The results of our eBay Korea and Classifieds businesses have been presented as discontinued operations in our consolidated statement of income for all periods presented through the respective transaction close dates as the transactions represented a strategic shift in our business that had a major effect on our operations and financial results.

See “Note 4 — Discontinued Operations” in our consolidated financial statements included elsewhere in this report for additional information.

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

Fiscal Year Highlights

Net revenues decreased 6% to $9.8 billion primarily due to a decline in traffic resulting from the normalization of consumer behavior during 2022 compared to the elevated traffic experienced on our Marketplace platforms from the impact of COVID-19 during 2021. Net revenues were also impacted by reduced traffic in most markets resulting from geopolitical and inflationary pressure during 2022 compared to 2021. In addition, net revenues were impacted by a stronger U.S. dollar in 2022 as FX-Neutral net revenues (as defined above) decreased only 4% compared to 2021. Operating margin decreased to 24.0% in 2022 compared to 28.1% in 2021.

We generated cash flow from continuing operating activities of $2.6 billion in 2022 compared to $3.1 billion in 2021, ending the year with cash, cash equivalents and non-equity investments of $5.9 billion.

In 2022, we received cash proceeds of $1.1 billion in the aggregate from the sales of shares in Adevinta, Adyen and KakaoBank. We recorded realized losses on the change in fair value of shares sold of $216 million in the aggregate in gain (loss) on equity investments and warrant, net on our consolidated statement of income for 2022.

In 2022, we repurchased $3.1 billion of common stock and paid $489 million in cash dividends.

In 2022, we repaid debt of $1.4 billion consisting of the 2.600% and 3.800% senior notes.

In October 2022, we completed the acquisition of TCGplayer for $228 million. TCGplayer is a trusted marketplace offering more selection for collectible card game enthusiasts.

In November 2022, we issued senior notes of $1.2 billion aggregate principal amount, which consisted of $425 million of 5.900% fixed rate notes due 2025, $300 million of 5.950% fixed rate notes due to 2027 and $425 million of 6.300% fixed rate notes due 2032.

In January 2023, we repaid debt of $1.2 billion consisting of the floating rate and 2.750% senior notes.

In February 2023, we declared a quarterly cash dividend of $0.25 per share of common stock to be paid on March 24, 2023 to stockholders of record as of March 10, 2023.

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

Net Revenues

Beginning in the fourth quarter of 2022, we present revenues generated from our Marketplace GMV and from non-GMV based businesses as “Net revenues” in order to more closely align our presentation of net revenues with how our business is operated. We formerly presented such amounts as “Net transaction revenues” and “Marketing services and other (MS&O) revenues,” and those line items for such prior periods have been conformed to current period presentation. Consolidated net revenues are unchanged.

Net revenues primarily include final value fees and feature fees, which include fees to promote listings and listing fees from sellers on our platforms. Our net revenues also include store subscription and other fees often from large enterprise sellers as well as revenues from the sale of advertisements and revenue sharing arrangements. Our net revenues are reduced by incentives, including discounts, coupons and rewards, provided to our customers.

The following table presents net revenues for the periods indicated (in millions, except percentages):

	Year Ended December 31,
	2022	% Change	2021	% Change	2020
Net revenues	$9,795	(6)%	$10,420	17%	$8,894

Seasonality

We expect transaction activity patterns on our platforms to trend with general consumer buying patterns and expect that these trends will continue. As we introduce new products and platforms, such as managed payments which was completed by the end of 2021, we expect net revenues to fluctuate. In addition, macroeconomic conditions, including the impact of COVID-19, disrupted seasonal patterns in net revenues, particularly in the second quarter of 2020 and in the first quarter of 2021. The following table presents our total net revenues and the sequential quarterly movements of these net revenues for the periods indicated (in millions, except percentages):

	Quarter Ended
	March 31	June 30	September 30	December 31
2020
Net revenues	$1,821	$2,337	$2,258	$2,478
% change from prior quarter	(4)%	28%	(3)%	10%
2021
Net revenues	$2,638	$2,668	$2,501	$2,613
% change from prior quarter	6%	1%	(6)%	4%
2022
Net revenues	$2,483	$2,422	$2,380	$2,510
% change from prior quarter	(5)%	(2)%	(2)%	5%

Net Revenues by Geography

Revenues are attributed to U.S. and international geographies primarily based upon the country in which the seller, platform that displays advertising, other service provider or customer, as the case may be, is located. The following table presents net revenues by geography for the periods indicated (in millions, except percentages):

	Year Ended December 31,
	2022	% Change	2021	% Change	2020
U.S.	$4,842	(4)%	5,048	22%	$4,151
% of net revenues	49%		48%		47%

International	4,953	(8)%	5,372	13%	4,743
% of net revenues	51%		52%		53%

Total net revenues	$9,795	(6)%	$10,420	17%	$8,894

Our commerce platforms operate globally, resulting in certain revenues that are denominated in foreign currencies, primarily the British pound and euro. The recent appreciation of the U.S. dollar may have a material impact to our financial results, and we have seen and could continue to see elevated foreign currency volatility in the future. Through our hedging programs, we actively monitor foreign currency volatility and attempt to mitigate the risk. As shown in the table above, we generate approximately half of our net revenues internationally. Because of these factors, we are subject to the risks related to doing business in foreign countries as discussed under “Item 1A: Risk Factors” in Part I of this report.

Net revenues included $140 million of hedging gains during 2022, $65 million of hedging losses during 2021 and $15 million of hedging gains during 2020. Foreign currency movements relative to the U.S. dollar had an unfavorable impact of $320 million on net revenues in 2022 and a favorable impact of $188 million and $26 million on net revenues in 2021 and 2020, respectively. The effect of foreign currency exchange rate movements in 2022 compared to 2021 was primarily attributable to the strengthening of the U.S. dollar against the British pound and euro.

Key Operating Metrics

Gross Merchandise Volume (“GMV”) and take rate are significant factors that we believe affect our net revenues.

GMV consists of the total value of all paid transactions between users on our platforms during the applicable period inclusive of shipping fees and taxes. Despite GMV’s divergence from revenue, we still believe that GMV provides a useful measure of the overall volume of paid transactions that flow through our platforms in a given period.

Take rate is defined as net revenues divided by GMV and represents net revenue as a percentage of overall volume on our platforms. We believe that take rate provides a useful measure of our ability to monetize volume through marketplace services on our platforms in a given period. We use take rate to identify key revenue drivers on our marketplace.

The following table presents net revenues, GMV and take rate for the periods indicated (in millions, except percentages):

	Year Ended December 31,		% Change		Year Ended December 31,		% Change
	2022	2021	As Reported	FX-Neutral	2021	2020	As Reported	FX-Neutral
Net revenues (1)	$9,795	$10,420	(6)%	(4)%	$10,420	$8,894	17%	15%

Supplemental data:
GMV (2)	$73,900	$87,365	(15)%	(11)%	$87,365	$87,608	—%	(3)%
Take rate (3)	13.25%	11.93%	1.32%		11.93%	10.15%	1.78%
(1)Marketplace net revenues were net of $140 million, $65 million and $15 million hedging activity during the years ended December 31, 2022, 2021 and 2020 respectively.
(2)GMV has been retrospectively recast to reflect the new definition of GMV announced in December 2021.
(3)Take rate is defined as net revenues divided by GMV, as discussed above.

Net revenues and GMV decreased across major categories primarily due to a decline in traffic resulting from the normalization of consumer behavior during 2022 compared to the elevated traffic experienced on our Marketplace platforms from the impact of COVID-19 during 2021. Net revenues were also impacted by reduced traffic in most markets resulting from geopolitical events, inflationary pressure, foreign exchange volatility and lower consumer confidence, which negatively impacted discretionary consumer spending during 2022 compared to 2021. The decrease in net revenues was partially offset by a higher take rate during 2022 compared to 2021 as a result of revenue initiatives such as global payments and promoted listings.

Net revenues decreased at a lower rate than GMV during 2022 compared to 2021 primarily due to the benefit of a higher take rate during the same periods, as discussed above. We expect the divergence between net revenues and GMV to continue to a lesser extent into 2023. Despite GMV’s divergence from net revenues, we still believe the metric provides a useful measure of overall volume of paid transactions that flow through the platform in a given period.

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

	Year Ended December 31,
	2022	% Change	2021	% Change	2020
Cost of net revenues	$2,680	1%	$2,650	47%	$1,797
% of net revenues	27%		25%		20%

Cost of net revenues, net of immaterial hedging activities, was favorably impacted by $113 million attributable to foreign currency movements relative to the U.S. dollar in 2022 compared to 2021. The increase in cost of net revenues in 2022 compared to 2021 was primarily due to higher payment processing costs incurred for managed payments, partially offset by the favorable impact of foreign currency movements described above.

Operating Expenses

The following table presents operating expenses for the periods indicated (in millions, except percentages):

	Year Ended December 31,
	2022	% Change	2021	% Change	2020
Sales and marketing	$2,136	(2)%	$2,170	4%	$2,091
% of net revenues	22%		21%		24%
Product development	1,330	0%	1,325	29%	1,028
% of net revenues	14%		13%		12%
General and administrative	963	5%	921	(6)%	985
% of net revenues	10%		9%		11%
Provision for transaction losses	332	(21)%	422	28%	330
% of net revenues	3%		4%		4%
Amortization of acquired intangible assets	4	(56)%	9	(67)%	27
Total operating expenses	$4,765	(2)%	$4,847	9%	$4,461

Foreign currency movements relative to the U.S. dollar had a favorable impact of $274 million on operating expenses in 2022 compared to 2021. There was no hedging activity within operating expenses.

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

The decrease in sales and marketing expenses in 2022 compared to 2021 was primarily due to the favorable impact of foreign currency movements of $180 million and a decrease in certain user coupons and rewards of $27 million, partially offset by an increase in online and offline advertising expense of $178 million.

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

Product development expenses were flat in 2022 compared to 2021 primarily due to an increase in employee related costs of $36 million offset by the favorable impact of foreign currency movements of $31 million.

Capitalized internal use and platform development costs were $130 million and $127 million in 2022 and 2021, respectively. These costs are primarily reflected as a cost of net revenues when amortized in future periods.

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

The decrease in general and administrative expenses in 2022 compared to 2021 was primarily due to the favorable impact of foreign currency movements of $42 million and restructuring costs of $33 million that did not occur in 2022, partially offset by a charge relating to legal contingencies of $50 million, charitable contributions of $35 million, one-time transaction support costs of $20 million and exit costs of $13 million related to the announcement to close our marketplace in Turkey.

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

The decrease in provision for transaction losses in 2022 compared to the same period in 2021 was primarily due to lower bad debt expense and losses as a result of fees collected through the managed payments platform of $52 million, the favorable impact of foreign currency movements of $21 million and lower customer protection program costs of $16 million.

Gain (Loss) on Equity Investments and Warrant, Net

Gain (loss) on equity investments and warrant, net primarily consists of gains and losses related to our various types of equity investments, including our equity investments in Adevinta, KakaoBank and Gmarket, and gains and losses due to changes in fair value of the warrant received from Adyen. The following table presents gain (loss) on equity investments and warrant, net for the periods indicated (in millions, except percentages):

	Year Ended December 31,
	2022	% Change	2021	% Change	2020
Unrealized change in fair value of equity investment in Adevinta	$(2,693)	(12)%	$(3,070)	**	$—
Unrealized change in fair value of equity investment in Adyen	(118)	**	(10)	**	—
Unrealized change in fair value of equity investment in Gmarket	(294)	**	(3)	**	—
Unrealized change in fair value of equity investment in KakaoBank	(218)	(154)%	403	69%	239
Change in fair value of warrant	(230)	(165)%	354	(54)%	770
Realized change in fair value of shares sold in Adevinta (1)	2	(78)%	9	**	—
Realized change in fair value of shares sold in Adyen	(143)	**	—	**	—
Realized change in fair value of shares sold in KakaoBank	(75)	(190)%	83	**	—
Impairment of equity investment in Paytm Mall	—	**	(160)	**	—
Gain (loss) on other investments (2)	(17)	(159)%	29	**	(2)
Total gain (loss) on equity investments and warrant, net	$(3,786)	**	$(2,365)	**	$1,007
(1)Gain (loss) on sale of shares in Adevinta included: (i) in 2022, a $2 million gain on the change in fair value of shares sold; (ii) in 2021, an $88 million gain recognized on the sale of the shares offset by a $79 million loss on the change in fair value of the shares sold.
(2)Gain (loss) on other investments primarily included: (i) in 2022, primarily downward adjustments of $13 million recorded on equity investments under the fair value option and $7 million recorded on equity investments without readily determinable fair values; (ii) in 2021, primarily a $41 million upward adjustment and a $10 million impairment recorded on equity investments without readily determinable fair values; (iii) in 2020, primarily a $40 million impairment recorded on an investment and a $37 million gain for the receipt of proceeds that were held in escrow related to a long-term investment that was sold in 2018.
**    Not meaningful

The increase in total losses on equity method investments and warrant, net in 2022 compared to 2021 was primarily driven by a $158 million and $621 million increase in realized and unrealized losses, respectively, recorded related to the change in fair value of our equity investment in KakaoBank, a $584 million increase in the loss recorded related to the change in fair value of the Adyen warrant, and a $291 million increase in the loss recorded related to the change in fair value of our equity investment in Gmarket, partially offset by a $377 million decrease in the unrealized loss recorded related to the change in fair value of our equity investment in Adevinta.

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

	Year Ended December 31,
	2022	% Change	2021	% Change	2020
Interest income	$73	284%	$19	(50)%	$38
Interest expense	(235)	(13)%	(269)	(12)%	(304)
Foreign exchange and other	(3)	(103)%	90	**	(32)
Total interest and other, net	$(165)	3%	$(160)	(46)%	$(298)
** Not meaningful

Interest income increased in 2022 compared to 2021 due to higher yields on corporate debt and government agency securities in a higher interest rate environment. We expect this trend to continue into 2023.

Interest expense decreased in 2022 compared to 2021, primarily due to a higher average notional on outstanding debt during 2021 to fund early 2022 maturities. In 2022, we repaid two tranches of senior notes at substantially lower interest rates than the senior notes that were issued during the year. As a result, we expect continued upward pressure on interest expense to continue into 2023.

Foreign exchange and other decreased in 2022 compared to 2021, primarily due to a gain on a foreign exchange rate hedging program in 2021 that did not recur in 2022.

Income Tax Provision

The following table presents provision for income taxes for the periods indicated (in millions, except percentages):

	Year Ended December 31,
	2022	2021	2020
Income tax provision (benefit)	$(327)	$146	$858
Effective tax rate	20.4%	36.6%	25.6%

The decrease in our effective tax rate in 2022 compared to 2021 was primarily due to the decrease in proportion of non-deductible losses on investments to total income (loss) from continuing operations before taxes, partially offset by a benefit from the release of a valuation allowance in 2021. The effective tax rate in 2020 included the effects of a retroactive California law change including incremental taxes on the gain on the sale of StubHub, partially offset by an increased tax benefit from stock-based compensation.

We are regularly under examination by tax authorities both domestically and internationally. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations, although we cannot assure you that this will be the case given the inherent uncertainties in these examinations. Due to the ongoing tax examinations, it is generally impractical to determine the amount and timing of these adjustments. However, we expect several tax examinations to close within the next twelve months. See “Note 16 — Income Taxes” to the consolidated financial statements included in this report for more information on estimated settlements within the next twelve months.

Discontinued Operations

In 2021, we completed the transfer of our Classifieds business to Adevinta ASA (“Adevinta”), and subsequently completed the sale of 80.01% of the outstanding equity interests of eBay Korea LLC, a limited liability company incorporated under the laws of Korea and a wholly owned subsidiary of eBay KTA (“eBay Korea”) to E-mart Inc. and one of its wholly owned subsidiaries (together, “Emart”). The results of our eBay Korea and Classifieds businesses have been presented as discontinued operations in our consolidated statement of income for all periods presented through the respective transaction close dates as the transactions represented a strategic shift in our business that had a major effect on our operations and financial results.

See “Note 4 — Discontinued Operations” in our consolidated financial statements included elsewhere in this report for additional information.

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

The following tables present a reconciliation of FX-Neutral GMV and FX-Neutral net revenues (each as defined below) to our reported GMV and net revenues for the periods indicated (in millions, except percentages):

	Year Ended Year Ended December 31,
	2022			2021
	As Reported	Exchange Rate Effect (1)(3)	FX-Neutral (2)	As Reported (4)	As Reported	FX-Neutral
GMV	$73,900	$(3,840)	$77,740	$87,365	(15)%	(11)%

Net Revenues	$9,795	$(320)	$10,115	$10,420	(6)%	(4)%

	Year Ended Year Ended December 31,
	2021			2020
	As Reported	Exchange Rate Effect (1)(3)	FX-Neutral (2)	As Reported (4)	As Reported	FX-Neutral
GMV	$87,365	$2,362	$85,003	$87,608	—%	(3)%

Net Revenues	$10,420	$188	$10,232	$8,894	17%	15%
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
(3)Net revenues were net of $140 million, $65 million and $15 million of hedging activity in 2022, 2021 and 2020, respectively.
(4)GMV for 2021 and 2020 has been retrospectively recast to reflect the new definition of GMV announced in December 2021.

Liquidity and Capital Resources

Cash Flows

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Net cash provided by (used in):
Continuing operating activities	$2,627	$3,093	$3,004
Continuing investing activities	2,459	(1,417)	(179)
Continuing financing activities	(3,792)	(6,557)	(5,680)
Effect of exchange rates on cash, cash equivalents and restricted cash	(57)	24	77
Net increase in cash, cash equivalents and restricted cash - discontinued operations	(371)	4,669	3,376
Net increase (decrease) in cash, cash equivalents and restricted cash	$866	$(188)	$598

Continuing Operating Activities

Our operating cash flows arise primarily from cash received from our customers on our platforms offset by cash payments for sales and marketing, employee compensation and payment processing expenses.

Cash provided by continuing operating activities of $2.6 billion in 2022 compared to $3.1 billion in 2021 was primarily attributable to a decrease in operating income from continuing operations of $573 million. The decrease in operating income was driven by a decrease in net revenues during 2022 compared to the elevated traffic from the impact of COVID-19 during the same period in 2021, as noted in our comments on “Net Revenues.” The remaining changes in continuing operating cash flows are attributable to working capital movements and changes in non-cash items.

Continuing Investing Activities

Cash provided by continuing investing activities of $2.5 billion in 2022 was primarily attributable to proceeds of $20.6 billion from the maturities and sales of investments and proceeds of $1.1 billion in the aggregate from the sales of shares in Adevinta, Adyen and KakaoBank, partially offset by cash paid for investments of $18.5 billion, property and equipment of $449 million and cash paid for the acquisition of TCGplayer of $208 million.

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

Continuing Financing Activities

Cash used in financing activities of $3.8 billion in 2022 was primarily driven by common stock repurchases of $3.1 billion, debt repayments of $1.4 billion, which was comprised of $750 million related to our 3.800% senior fixed rate notes due 2022 and $605 million related to our 2.600% senior fixed rate notes due 2022, and $489 million of cash dividends paid, partially offset by proceeds from debt issuances of $1.2 billion.

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

The negative and positive effect of exchange rate movements on cash, cash equivalents and restricted cash was due to the strengthening and weakening of the U.S. dollar against other currencies, primarily the British pound and euro, during 2022 and 2021, respectively.

Liquidity and Capital Resource Requirements

As of December 31, 2022 and December 31, 2021, we had assets classified as cash and cash equivalents, as well as short-term and long-term non-equity investments from continuing operations, in an aggregate amount of $5.9 billion and $7.3 billion, respectively. We believe that our cash, cash equivalents and short-term and long-term investments, together with cash expected to be generated from operations, borrowings available under our credit agreement and commercial paper program, and our access to capital markets, will be sufficient to satisfy our material cash requirements over the next 12 months and for the foreseeable future.

However, geopolitical and macroeconomic events including the impact of COVID-19, the war in Ukraine, foreign exchange volatility and global economic uncertainty have caused material disruptions in both U.S. and international financial markets and economies and are uncertain in duration. The future impact of these events cannot be predicted with certainty and have increased our borrowing costs and other costs of capital and otherwise adversely affect our business, results of operations, financial condition and liquidity, and we cannot assure that we will have access to external financing at times and on terms we consider acceptable, or at all, or that we will not experience other liquidity issues going forward.

Senior Notes

As of December 31, 2022, we had floating- and fixed-rate senior notes outstanding with varying maturities for an aggregate principal amount of $8.9 billion, with $1.2 billion payable within 12 months. Future interest payments associated with the senior notes totaled $2.6 billion, with $0.3 billion payable within 12 months. The net proceeds from the issuances of these senior notes are used for general corporate purposes, including, among other things, capital expenditures, share repurchases, repayment of indebtedness and possible acquisitions.

During 2022, we redeemed the $1.4 billion aggregate principal amount of the 2.600% and 3.800% senior notes due 2022. Total cash consideration paid was $1.4 billion, as the redemption price was equal to 100% of the principal amount. In addition, we paid accrued and unpaid interest on the principal amount.

In November 2022, we issued senior notes of $1.2 billion aggregate principal amount, which consisted of $425 million of 5.900% fixed rate notes due 2025, $300 million of 5.950% fixed rate notes due to 2027 and $425 million of 6.300% fixed rate notes due 2032.

In January 2023, we redeemed the $1.2 billion aggregate principal amount of the floating rate and 2.750% senior notes due 2023. Total cash consideration paid was $1.2 billion, as the redemption price was equal to 100% of the principal amount.

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. As of December 31, 2022, there were no commercial paper notes outstanding.

Credit Agreement

In March 2020, we entered into a credit agreement that provides for an unsecured $2 billion five-year credit facility. We may also, subject to the agreement of the applicable lenders, increase commitments under the revolving credit facility by up to $1 billion. Funds borrowed under the credit agreement may be used for working capital, capital expenditures, acquisitions and other general corporate purposes. As of December 31, 2022, no borrowings were outstanding under our $2 billion credit agreement.

Credit Ratings

As of December 31, 2022, we were rated investment grade by Standard and Poor’s Financial Services, LLC (long-term rated BBB+, short-term rated A-2, with a stable outlook) and Moody’s Investor Service (long-term rated Baa1, short-term rated P-2, with a stable outlook). We disclose these ratings to enhance the understanding of our sources of liquidity and the effects of our ratings on our costs of funds. Our borrowing costs depend, in part, on our credit ratings and any actions taken by these credit rating agencies to lower our credit ratings will likely increase our borrowing costs.

We were in compliance with all financial covenants in our outstanding debt instruments for the period ended December 31, 2022. For additional details related to our debt, please see “Note 11 — Debt” to the consolidated financial statements included in this report.

Leases

We have operating leases for office space, data centers, as well as other corporate assets that we utilize under lease arrangements. As of December 31, 2022, we had fixed lease payment obligations of $695 million, with $149 million payable within 12 months. For additional details related to our leases, please see “Note 12 — Leases” to the consolidated financial statements included in this report.

Purchase Obligations

Purchase obligation amounts include minimum purchase commitments for advertising, capital expenditures (computer equipment, software applications, engineering development services, construction contracts) and other goods and services entered into in the ordinary course of business. As of December 31, 2022, we had purchase obligations of $164 million, with $117 million payable within 12 months.

Income Taxes

We are unable to reasonably predict the timing of settlement of liabilities related to unrecognized tax benefits of $331 million included in other liabilities on our consolidated balance sheet as of December 31, 2022. The timing of the resolution and/or closure of audits is highly uncertain, and it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. However, given the number of years remaining subject to examination and the number of matters being examined, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.

As of December 31, 2022, our assets classified as cash and cash equivalents, and short-term and long-term non-equity investments from continuing operations included assets held in certain of our foreign operations totaling approximately $2.1 billion. As we repatriate these funds to the U.S., we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs. We have accrued deferred taxes for the tax effect of repatriating the funds to the U.S.

See “Note 16 — Income Taxes” to the consolidated financial statements included in this report for more information on unrecognized tax benefits and deferred taxes.

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

During 2022, we repurchased approximately $3.1 billion of our common stock under our stock repurchase programs. In February 2022 our Board authorized an additional $4.0 billion stock repurchase program, with no expiration from the date of authorization. As of December 31, 2022, a total of approximately $2.8 billion remained available for future repurchases of our common stock under our stock repurchase programs. See “Note 14 — Stockholders’ Equity” to the consolidated financial statements included in this report for more information about our stock repurchase programs.

Dividends

The company paid a total of $489 million and $466 million in cash dividends in 2022 and 2021, respectively. In February 2023, we declared a quarterly cash dividend of $0.25 per share of common stock to be paid on March 24, 2023 to stockholders of record as of March 10, 2023.

Other Capital Resource Requirements

We actively monitor all counterparties that hold our cash and cash equivalents and non-equity investments, focusing primarily on the safety of principal and secondarily on improving yield on these assets. We diversify our cash and cash equivalents and investments among various counterparties in order to reduce our exposure should any one of these counterparties fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments; however, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets, including, without limitation, as a result of the impact of geopolitical events, inflationary pressure, lower consumer spending and foreign exchange rate volatility. At any point in time we have funds in our operating accounts and customer accounts that are deposited and invested with third party financial institutions.

We have a cash pooling arrangement with a financial institution for cash management purposes. As of December 31, 2022, we had a total of $246 million in aggregate cash deposits, partially offset by $32 million in cash withdrawals, held within the financial institution under the cash pooling arrangement. See “Note 13 — Commitments and Contingencies” to the consolidated financial statements included in this report for more information about our cash pooling arrangement.

We have entered into various indemnification agreements and, in the ordinary course of business, we have included limited indemnification provisions in certain of our agreements with parties with which we have commercial relations. It is not possible to determine the maximum potential loss under these various indemnification provisions due to our limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, losses recorded in our consolidated statement of income in connection with our indemnification provisions have not been significant, either individually or collectively. See “Note 13 — Commitments and Contingencies” to the consolidated financial statements included in this report for more information about our indemnification provisions.

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

Deferred tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely heavily on estimates that are based on a number of factors, including our historical experience and short-range and long-range business forecasts. As of December 31, 2022, we had a valuation allowance on certain net operating loss and tax credit carryforwards based on our assessment that it is more likely than not that the deferred tax asset will not be realized.

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

The following table presents our effective tax rates for the periods indicated (in millions, except percentages):

	Year Ended December 31,
	2022	2021	2020
Income tax provision (benefit)	$(327)	$146	$858
Effective tax rate	20.4%	36.6%	25.6%

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

Based on our results for the year ended December 31, 2022, a one-percentage point change in our provision for income taxes as a percentage of income before taxes would have resulted in an increase or decrease in the provision of approximately $16 million, resulting in an approximate $0.03 change in diluted earnings per share.

Goodwill

The purchase price of an acquired company is allocated between intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill.

As of December 31, 2022, our goodwill totaled $4.3 billion. We assess the impairment of goodwill of our reporting unit annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. The fair values of the reporting units are estimated using market and discounted cash flow approaches. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The discounted cash flow approach uses expected future operating results. The market approach uses comparable company information to determine revenue and earnings multiples to value our reporting unit. Failure to achieve these expected results or market multiples may cause a future impairment of goodwill at the reporting unit. We conducted our annual impairment test of goodwill as of August 31, 2022 and 2021. As of December 31, 2022, we determined that no impairment of the carrying value of goodwill was required. See “Note 5 — Goodwill and Intangible Assets” to the consolidated financial statements included in this report.

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

From time to time, we are involved in disputes and regulatory inquiries that arise in the ordinary course of business. We are currently involved in legal proceedings, some of which are discussed in “Item 1A: Risk Factors,” “Item 3: Legal Proceedings” and “Note 13 — Commitments and Contingencies” to the consolidated financial statements included in this report. We believe that we have meritorious defenses to the claims against us, and we intend to defend ourselves vigorously. However, even if successful, our defense against certain actions will be costly and could require significant amounts of management’s time and result in the diversion of significant operational resources. If the plaintiffs were to prevail on certain claims, we might be forced to pay significant damages and licensing fees, modify our business practices or even be prohibited from conducting a significant part of our business. Any such results could materially harm our business and could result in a material adverse impact on the financial position, results of operations or cash flows.

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

The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our cash equivalents and short-term and long-term investments in a variety of asset types, including bank deposits, government bonds and corporate debt securities. As of December 31, 2022, approximately 23% of our total cash and investments was held in cash and cash equivalents. As such, changes in interest rates will impact interest income. As discussed below, the fair market values of our fixed rate securities may be adversely affected due to a rise in interest rates, and we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates.

As of December 31, 2022, the balance of our corporate debt and government bond securities was $3.7 billion, which represented approximately 40% of our total cash and investments. Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate investment securities may be adversely impacted due to a rise in interest rates. In general, fixed-rate securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease and may also suffer a decline in market value if interest rates increase. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. A hypothetical 1% (100 basis point) increase in interest rates would have resulted in a decrease in the fair value of our investments of $22 million and $4 million as of December 31, 2022 and 2021, respectively.

As of December 31, 2022, we had an aggregate principal amount of $8.9 billion of outstanding senior notes, of which 96% bore interest at fixed rates. During 2020, we began to hedge the variability of the cash flows in interest payments associated with our floating-rate debt using interest rate swaps. These interest rate swap agreements effectively convert our LIBOR-based floating-rate debt to a fixed-rate basis, reducing the impact of interest-rate changes on future interest expense. The total notional amount of these interest swaps was $400 million as of December 31, 2022 with terms calling for us to receive interest at a variable rate and to pay interest at a fixed rate. Our interest rate swap contracts have maturity dates in 2023. At December 31, 2022, we did not have an unhedged balance on our floating-rate debt. We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1% (100 basis points) decrease in interest rates would have resulted in an immaterial decrease in the fair values of our floating to fixed rate interest swaps at December 31, 2022.

Further changes in interest rates will impact interest expense on any borrowings under our revolving credit facility, which bear interest at floating rates, and the interest rate on any commercial paper borrowings we make and any debt securities we may issue in the future and, accordingly, will impact interest expense. For additional details related to our debt, see “Note 11 — Debt” to the consolidated financial statements included in this report.

Equity Price Risk

Equity Investments

In 2021, we completed the transfer of our Classifieds business to Adevinta. Upon completion of the transfer we received an equity interest in Adevinta. The equity investment is accounted for under the fair value option and changes in Adevinta’s stock price and equity volatility may have a significant impact on the value of our equity investment in Adevinta. As of December 31, 2022, a one dollar change in Adevinta’s common stock, holding other factors constant, would increase or decrease the fair value of the investment by approximately $404 million.

In 2021, KakaoBank completed its initial public offering, which resulted in this investment having a readily determinable fair value. Previously this investment was accounted for as an equity investment without a readily determinable fair value. Valuation of equity investments with readily determinable fair values can be obtained from real time quotes in active markets. Changes in KakaoBank’s stock price and equity volatility may have a significant impact on the value of our equity investment in KakaoBank. As of December 31, 2022, a one dollar change in KakaoBank’s common stock, holding other factors constant, would increase or decrease the fair value of the investment by approximately $5 million.

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

As of December 31, 2022, our equity investments totaled $3.4 billion, which represented approximately 36% of our total cash and investments, and primarily related to our equity investment in Adevinta.

For additional details related to our investments, please see “Note 7 — Investments” to our consolidated financial statements included in this report.

Warrant

We entered into a warrant agreement in conjunction with a commercial agreement with Adyen that, subject to meeting certain conditions, entitles us to acquire a fixed number of shares up to 5% of Adyen’s fully diluted issued and outstanding share capital at a specific date. As discussed above, in 2021 we met the processing volume milestone target to vest the first tranche of the warrant, and we exercised the option to purchase shares of Adyen. The remaining tranches of the warrant are accounted for as a derivative instrument under ASC Topic 815, Derivatives and Hedging. Changes in Adyen’s common stock price and equity volatility may have a significant impact on the value of the warrant. As of December 31, 2022, a one dollar change in Adyen’s common stock, holding other factors constant, would increase or decrease the fair value of the warrant by $0.2 million. For additional details related to the warrant, please see “Note 8 — Derivative Instruments” to our consolidated financial statements included in this report.

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

We have a foreign exchange exposure management program designed to identify material foreign currency exposures, manage these exposures and reduce the potential effects of currency fluctuations on our reported consolidated cash flows and results of operations through the purchase of foreign currency exchange contracts. The effectiveness of the program and resulting usage of foreign exchange derivative contracts is at times limited by our ability to achieve cash flow hedge accounting. For additional details related to our derivative instruments, please see “Note 8 — Derivative Instruments” to our consolidated financial statements included in this report.

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

The following table illustrates the fair values of outstanding foreign exchange contracts designated as cash flow hedges and the before-tax effect on fair values of a hypothetical adverse change in the foreign exchange rates that existed as of December 31, 2022. The sensitivity for foreign currency contracts is based on a 20% adverse change in foreign exchange rates, against relevant functional currencies.

	Fair Value Asset/(Liability)	Fair Value Sensitivity
	(In millions)
Foreign exchange contracts - Cash flow hedges	$89	$(133)
Foreign exchange contracts - Not designated for hedge accounting	$(16)	$(111)

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

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $12 million as of December 31, 2022 taking into consideration the offsetting effect of foreign exchange forwards in place as of December 31, 2022.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and accompanying notes listed in Part IV, Item 15(a)(1) of this Annual Report on Form 10-K are included elsewhere in this Annual Report on Form 10-K.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures: Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Changes in internal controls: There were no changes in our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s annual report on internal control over financial reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a)1 of this Annual Report on Form 10-K.

ITEM 9B: OTHER INFORMATION

Not applicable.

ITEM 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2022.

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

ITEM 11: EXECUTIVE COMPENSATION

Incorporated by reference from our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2022.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2022.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2022.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2022.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

a.The following documents are filed as part of this report:

Page Number
1. Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	56
Consolidated Balance Sheet	58
Consolidated Statement of Income	59
Consolidated Statement of Comprehensive Income	60
Consolidated Statement of Stockholders’ Equity	61
Consolidated Statement of Cash Flows	62
Notes to Consolidated Financial Statements	64

2. Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts	117
All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

3. Exhibits Required by Item 601 of Regulation S-K
The information required by this Item is set forth in the Index to Exhibits that precedes the signature page of this Annual Report.	118

b.The information required by this Item is set forth in the Index to Exhibits that precedes the signature page of this Annual Report.

c.Financial Statement Schedule and Separate Financial Statements of Subsidiaries Not Consolidated and
Fifty Percent or Less Owned Persons

Adevinta was deemed a significant equity investee under Rule 3-09 of Regulation S-X for the fiscal year ended December 31, 2021 (though not for the fiscal year ended December 31, 2022). As such, financial statements of Adevinta for the fiscal years ended December 31, 2022, 2021 and 2020, respectively, are required to be filed by amendment to this Annual Report on Form 10-K within six months of Adevinta’s fiscal year end. Accordingly, Adevinta’s financial statements for its fiscal year ended December 31, 2022 will be filed via an amendment to this Annual Report on Form 10-K on or before June 30, 2023.

ITEM 16: FORM 10-K SUMMARY

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of eBay Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of eBay Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2022 appearing under Item 15a.2. (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Income Taxes – Unrecognized Tax Benefits and Taxes on Foreign Earnings

As described in Notes 1 and 16 to the consolidated financial statements, significant judgment is required in determining the Company’s tax expense and in evaluating management’s tax positions, including evaluating uncertainties and the complexity of taxes on foreign earnings. As disclosed by management, the Company’s income tax rate is affected by the tax rates that apply to their foreign earnings including U.S. minimum taxes on foreign earnings. The deferred tax benefit derived from the amortization of the Company’s intellectual property is based on the fair value, which has been agreed with foreign tax authorities. The deferred tax benefit may from time to time change based on changes in tax rates. Management recognizes and measures uncertain tax positions in accordance with generally accepted accounting principles in the U.S., or GAAP, pursuant to which management only recognizes the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. Tax positions are evaluated for potential reserves for uncertainty based on the estimated probability of sustaining the position under examination. The total income tax benefit for the year ended December 31, 2022 was $327 million and gross amounts of unrecognized tax benefits were $493 million as of December 31, 2022.

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
February 23, 2023

We have served as the Company’s auditor since 1997.

eBay Inc.
CONSOLIDATED BALANCE SHEET

	December 31,
	2022	2021
	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$2,154	$1,379
Short-term investments	2,625	5,944
Equity investment in Adevinta	2,692	—
Customer accounts and funds receivable	763	681
Other current assets	1,056	1,107
Total current assets	9,290	9,111
Long-term investments	1,797	2,575
Property and equipment, net	1,238	1,236
Goodwill	4,262	4,178
Operating lease right-of-use assets	513	289
Deferred tax assets	3,169	3,255
Equity investment in Adevinta	—	5,391
Other assets	581	591
Total assets	$20,850	$26,626
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$1,150	$1,355
Accounts payable	261	262
Customer accounts and funds payable	768	707
Accrued expenses and other current liabilities	1,866	1,927
Income taxes payable	226	371
Total current liabilities	4,271	4,622
Operating lease liabilities	418	200
Deferred tax liabilities	2,245	3,116
Long-term debt	7,721	7,727
Other liabilities	1,042	1,183
Total liabilities	15,697	16,848
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value; 3,580 shares authorized; 539 and 594 shares outstanding	2	2
Additional paid-in capital	17,279	16,659
Treasury stock at cost, 1,186 and 1,121 shares	(46,702)	(43,371)
Retained earnings	34,315	36,090
Accumulated other comprehensive income	259	398
Total stockholders’ equity	5,153	9,778
Total liabilities and stockholders’ equity	$20,850	$26,626
The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2022	2021	2020
	(In millions, except per share amounts)
Net revenues	$9,795	$10,420	$8,894
Cost of net revenues	2,680	2,650	1,797
Gross profit	7,115	7,770	7,097
Operating expenses:
Sales and marketing	2,136	2,170	2,091
Product development	1,330	1,325	1,028
General and administrative	963	921	985
Provision for transaction losses	332	422	330
Amortization of acquired intangible assets	4	9	27
Total operating expenses	4,765	4,847	4,461
Income from operations	2,350	2,923	2,636
Gain (loss) on equity investments and warrant, net	(3,786)	(2,365)	1,007
Interest and other, net	(165)	(160)	(298)
Income (loss) from continuing operations before income taxes	(1,601)	398	3,345
Income tax benefit (provision)	327	(146)	(858)
Income (loss) from continuing operations	$(1,274)	$252	$2,487
Income from discontinued operations, net of income taxes	5	13,356	3,180
Net income (loss)	$(1,269)	$13,608	$5,667

Income (loss) per share - basic:
Continuing operations	$(2.28)	$0.39	$3.50
Discontinued operations	0.01	20.48	4.48
Net income (loss) per share - basic	$(2.27)	$20.87	$7.98

Income (loss) per share - diluted:
Continuing operations	$(2.28)	$0.38	$3.46
Discontinued operations	0.01	20.16	4.43
Net income (loss) per share - diluted	$(2.27)	$20.54	$7.89

Weighted average shares:
Basic	558	652	710
Diluted	558	663	718
The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Net income (loss)	$(1,269)	$13,608	$5,667
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustment	(106)	(326)	291
Unrealized gains (losses) on investments, net	(91)	(12)	—
Tax benefit (expense) on unrealized gains (losses) on investments, net	20	3	—
Unrealized gains (losses) on hedging activities, net	49	150	(76)
Tax benefit (expense) on unrealized gains (losses) on hedging activities, net	(11)	(33)	17
Other comprehensive income (loss), net of tax	(139)	(218)	232
Comprehensive income (loss)	$(1,408)	$13,390	$5,899
The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Common stock:
Balance, beginning of year	$2	$2	$2
Common stock issued	—	—	—
Common stock repurchased	—	—	—
Balance, end of year	2	2	2
Additional paid-in-capital:
Balance, beginning of year	16,659	16,497	16,126
Common stock and stock-based awards issued	87	93	89
Tax withholdings related to net share settlements of restricted stock awards and units	(160)	(236)	(175)
Stock-based compensation	494	497	463
Forward contract for share repurchase	188	(188)	—
Other	11	(4)	(6)
Balance, end of year	17,279	16,659	16,497
Treasury stock at cost:
Balance, beginning of year	(43,371)	(36,515)	(31,396)
Common stock repurchased	(3,331)	(6,856)	(5,119)
Balance, end of year	(46,702)	(43,371)	(36,515)
Retained earnings:
Balance, beginning of year	36,090	22,961	17,754
Net income (loss)	(1,269)	13,608	5,667
Dividends and dividend equivalents declared	(506)	(479)	(460)
Balance, end of year	34,315	36,090	22,961
Accumulated other comprehensive income:
Balance, beginning of year	398	616	384
Change in unrealized gains (losses) on investments	(91)	(12)	—
Change in unrealized gains (losses) on derivative instruments	49	150	(76)
Foreign currency translation adjustment	(106)	(326)	291
Tax benefit (provision) on above items	9	(30)	17
Balance, end of year	259	398	616
Total stockholders’ equity	$5,153	$9,778	$3,561
Number of shares:
Common stock - shares outstanding:
Balance, beginning of year	594	684	796
Common stock issued	10	10	12
Common stock repurchased	(65)	(100)	(124)
Balance, end of year	539	594	684

Dividends and dividend equivalents declared per share or restricted stock unit	$0.88	$0.72	$0.64
The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Cash flows from operating activities:
Net income (loss)	$(1,269)	$13,608	$5,667
(Income) from discontinued operations, net of income taxes	(5)	(13,356)	(3,180)
Adjustments:
Provision for transaction losses	332	422	330
Depreciation and amortization	442	502	583
Stock-based compensation	494	477	417
Loss (gain) on investments and other, net	21	(159)	2
Deferred income taxes	(780)	(680)	414
Change in fair value of warrant	230	(354)	(770)
Change in fair value of equity investment in Adevinta	2,691	3,070	—
Change in fair value of equity investment in Adyen	261	10	—
Change in fair value of equity investment in Gmarket	294	3	—
Change in fair value of equity investment in KakaoBank	293	(486)	(239)
Loss on impairment of equity investment in Paytm Mall	—	160	—
Loss on extinguishment of debt	—	10	—
Changes in assets and liabilities, net of acquisition effects
Other current assets	(33)	236	(646)
Other non-current assets	20	188	141
Accounts payable	6	9	69
Accrued expenses and other liabilities	(410)	(552)	189
Income taxes payable and other tax liabilities	40	(15)	27
Net cash provided by continuing operating activities	2,627	3,093	3,004
Net cash used in discontinued operating activities	(373)	(436)	(585)
Net cash provided by operating activities	2,254	2,657	2,419
Cash flows from investing activities:
Purchases of property and equipment	(449)	(444)	(463)
Purchases of investments	(18,534)	(22,161)	(32,887)
Maturities and sales of investments	20,626	18,770	33,129
Proceeds from sale of shares in Adevinta	8	2,325	—
Proceeds from sale of shares in Adyen	800	—	—
Proceeds from sale of shares in Kakaobank	287	114	—
Acquisition of TCGplayer, net of cash acquired	(208)	—	—
Settlement of foreign exchange derivative instruments in equity investments	—	85	—
Exercise of options under warrant	—	(110)	—
Other	(71)	4	42
Net cash provided by (used in) continuing investing activities	2,459	(1,417)	(179)
Net cash provided by discontinued investing activities	2	5,080	3,973
Net cash provided by investing activities	2,461	3,663	3,794
Cash flows from financing activities:
Proceeds from issuance of common stock	87	93	90
Repurchases of common stock	(3,143)	(7,055)	(5,137)
Payments for taxes related to net share settlements of restricted stock units and awards	(160)	(236)	(175)
Payments for dividends	(489)	(466)	(447)
Proceeds from issuance of long-term debt, net	1,143	2,478	1,765
Repayment of debt	(1,355)	(1,156)	(1,771)
Net funds receivable and payable activity	125	(208)	—
Other	—	(7)	(5)

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Net cash used in continuing financing activities	(3,792)	(6,557)	(5,680)
Net cash provided by (used in) discontinued financing activities	—	25	(12)
Net cash used in financing activities	(3,792)	(6,532)	(5,692)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(57)	24	77
Net increase (decrease) in cash, cash equivalents and restricted cash	866	(188)	598
Cash, cash equivalents and restricted cash at beginning of period	1,406	1,594	996
Cash, cash equivalents and restricted cash at end of period	$2,272	$1,406	$1,594
Less: Cash, cash equivalents and restricted cash of discontinued operations	—	—	356
Cash, cash equivalents and restricted cash of continuing operations at end of period	$2,272	$1,406	$1,238

Supplemental cash flow disclosures of continuing operations:
Cash paid for:
Interest	$244	$253	$271
Income taxes	$540	$929	$493
Noncash investing activities:
Equity investment in Adevinta	$—	$10,776	$—
Equity investment in Gmarket	$—	$728	$—
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

In 2021, we completed sale of 80.01% of the outstanding equity interests of eBay Korea LLC, a limited liability company incorporated under the laws of Korea and a wholly owned subsidiary of eBay KTA (“eBay Korea”) to E-mart Inc. and one of its wholly owned subsidiaries (together, “Emart”), pursuant to the terms and conditions of the securities purchase agreement, in exchange for approximately $3.0 billion of gross cash proceeds as of the transaction close date, subject to certain adjustments. Upon completion of the sale, we retained 19.99% of the outstanding equity interests of the new entity, Gmarket Global LLC (“Gmarket”), which is accounted for under the fair value option. Our equity investment in Gmarket was valued at $728 million as of the transaction close date.

In 2021, we completed the previously announced transfer of our Classifieds business to Adevinta ASA (“Adevinta”) for $2.5 billion in cash, subject to certain adjustments, and approximately 540 million shares in Adevinta which represented an equity interest of 44%. Together, the total consideration received under the definitive agreement was valued at approximately $13.3 billion, based on the closing trading price of Adevinta’s outstanding shares on the Oslo Stock Exchange on June 24, 2021. The equity interest received is accounted for under the fair value option. Our equity investment in Adevinta was valued at $10.8 billion as of the transaction close date. In November 2021, we completed the previously announced sale of approximately 135 million of our voting shares in Adevinta to Astinlux Finco S.à r.l. (“Permira”), inclusive of the option exercised by Permira to purchase additional voting shares, for total cash consideration of approximately $2.3 billion. At the close of the sale inclusive of the option exercised, our ownership in Adevinta was reduced to 33%. Following the sale in November 2021, our equity investment in Adevinta was reported in the long-term assets section on the consolidated balance sheet to reflect our contractual requirement to retain at least 25% of the total number of issued and outstanding equity securities of Adevinta until October 14, 2023, subject to certain exceptions specified in the agreement. As of December 31, 2022, our equity investment in Adevinta is reported in the short-term assets section on the consolidated balance sheet since our contractual requirement ends within twelve months of the balance sheet date.

The results of our eBay Korea and Classifieds businesses have been presented as discontinued operations in our consolidated statement of income for all periods presented through the respective transaction close dates as the transactions represented a strategic shift in our business that had a major effect on our operations and financial results. See “Note 4 — Discontinued Operations” for additional information.

In 2019, we entered into a stock purchase agreement with an affiliate of viagogo to sell our StubHub business. The sale of our StubHub business was completed on February 13, 2020. Beginning in the first quarter of 2020, StubHub’s financial results for periods prior to the sale have been reflected in our consolidated statement of income as discontinued operations. See “Note 4 — Discontinued Operations” for additional information.

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

For equity method investments, our share of the investees’ results of operations is included in gain (loss) on equity investments and warrant, net and this investment balance is included in long-term investments. For equity investments under the fair value option, the change in fair value of the investment is included in gain (loss) on equity investments and warrant, net and this investment balance is included in long-term investments, other than our equity interest in Adevinta which is included in short-term investments. Investments in entities where we hold less than a 20% ownership interest are generally accounted for as equity investments to be measured at fair value or, under an election, at cost if it does not have readily determinable fair value, in which case the carrying value would be adjusted upon the occurrence of an observable price change in an orderly transaction for identical or similar instruments or impairment.

Upon the transfer of our Classifieds business to Adevinta in 2021, shares in Adevinta were included as part of total consideration received under the definitive agreement. The equity interest in Adevinta is accounted for under the fair value option. Additionally, upon completion of the sale of 80.01% of the outstanding equity interests of eBay Korea to Emart in 2021, we retained 19.99% of the outstanding equity interests of the new entity, Gmarket, which is accounted for under the fair value option. Subsequent changes in fair value for these equity investments are included in gain (loss) on equity investments and warrant, net on our consolidated statement of income.

Significant Accounting Policies

Revenue recognition
We recognize revenue when we transfer control of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Revenue is recognized net of any taxes collected, which are subsequently remitted to governmental authorities.
Our net revenues primarily include final value fees, feature fees, including fees to promote listings and listing fees from sellers on our platforms. Our net revenues also include store subscription and other fees often from large enterprise sellers as well revenues from the sale of advertisements and revenue sharing arrangements. Our net revenues are reduced by incentives, including discounts, coupons and rewards, provided to our customers.
We identified one performance obligation to sellers on our Marketplace platform, which is to connect buyers and sellers on our secure and trusted Marketplace platforms, including payment processing activities. Final value fees are recognized when an item is sold on a Marketplace platform, satisfying this performance obligation. There may be additional services available to Marketplace sellers, mainly to promote or feature listings, that are not distinct within the context of the contract. Accordingly, fees for these additional services are recognized when the single performance obligation is satisfied. Promoted listing fees, feature fees and listing fees are recognized when an item is sold, or when the contract expires.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

Internal use software and platform development costs

Direct costs incurred to develop software for internal use and platform development costs are capitalized and amortized over an estimated useful life of one to five years. During the years ended December 31, 2022 and 2021, we capitalized costs, primarily related to labor and stock-based compensation, of $130 million and $127 million, respectively. Amortization of previously capitalized amounts was $129 million, $133 million and $139 million for 2022, 2021 and 2020, respectively. Costs related to the design or maintenance of internal use software and platform development are expensed as incurred.

Advertising expense

We expense the costs of producing advertisements at the time production occurs and expense the cost of communicating advertisements in the period during which the advertising space or airtime is used, in each case as sales and marketing expense. Internet advertising expenses are recognized based on the terms of the individual agreements, which are generally over the greater of the ratio of the number of impressions delivered over the total number of contracted impressions, on a pay-per-click basis, or on a straight-line basis over the term of the contract. Advertising expense totaled $1.2 billion, $1.1 billion and $1.1 billion for the years ended December 31, 2022, 2021 and 2020, respectively.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based compensation

We have equity incentive plans under which we grant equity awards, including stock options, restricted stock units (“RSUs”), total shareholder return performance stock units (“TSR PSUs”), performance-based restricted stock units, and performance share units, to our directors, officers and employees. We primarily issue RSUs. We determine compensation expense associated with RSUs based on the fair value of our common stock on the date of grant. We determine compensation expense associated with stock options based on the estimated grant date fair value method using the Black-Scholes valuation model. We generally recognize compensation expense using a straight-line amortization method over the respective vesting period for awards that are ultimately expected to vest. Accordingly, stock-based compensation expense for 2022, 2021 and 2020 has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures. We recognize a benefit or provision from stock-based compensation in earnings as a component of income tax expense to the extent that an incremental tax benefit or deficiency is realized by following the ordering provisions of the tax law.

Provision for transaction losses

Provision for transaction losses consists primarily of losses resulting from our buyer protection programs, payment misuse including chargebacks for unauthorized credit card use and merchant related chargebacks due to non-delivery of goods or services and account takeovers.

Provision for transaction losses represent our estimate of actual losses based on our historical experience and many other factors including changes to our protection programs, the impact of regulatory changes as well as macroeconomic conditions.

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

We are exposed to credit losses from customer accounts and funds receivable balances held by third party financial institutions. We assess these balances for credit loss based on a review of the average period for which the funds are held, credit ratings of the financial institutions and by assessing the probability of default and loss given default models. At December 31, 2022 and 2021, we did not record any credit-related loss.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

We consider cash to be restricted when withdrawal or general use is legally restricted. Our restricted cash balance is held in interest bearing accounts for letters of credit related to our global sabbatical program and for certain amounts related to other compensation arrangements held in escrow.

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

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Long-term investments are primarily comprised of corporate debt securities, government and agency securities, equity investments under the fair value option (other than our equity interest in Adevinta which is included in short-term investments), equity investments under the equity method of accounting and equity investments without readily determinable fair values. Debt securities are classified as available-for-sale and are reported at fair value using the specific identification method.

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

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
the carrying amount. Impairments and any other adjustments to equity method investments are recorded in gain (loss) on equity investments and warrant, net.

Equity investments under the fair value option are measured at fair value based on a quarterly valuation analysis or using the net asset value per share (or its equivalent) practical expedient. Equity investments measured at fair value based on a quarterly valuation analysis are classified within Level 3 in the fair value hierarchy, as the valuation reflects management’s estimate of assumptions that market participants would use in pricing the equity investment. Equity investments measured at fair value using the net asset value per share (or its equivalent) practical expedient are not classified in the fair value hierarchy. Subsequent changes in fair value are recognized in gain (loss) on equity investments and warrant, net.

We describe our accounting policy for our equity investment in Adevinta in a separate section under “Equity investment in Adevinta.”

Refer to “Note 7 — Investments” and “Note 9 — Fair Value Measurement of Assets and Liabilities” for additional details.

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

Refer to “Note 7 — Investments” and “Note 9 — Fair Value Measurement of Assets and Liabilities” for additional details.

Leases

We determine if an arrangement is a lease or contains a lease at inception. Operating lease liabilities are recognized based on the present value of the remaining lease payments, discounted using the discount rate for the lease at the commencement date. As the rate implicit in the lease is not readily determinable for our operating leases, we generally use an incremental borrowing rate based on information available at the commencement date to determine the present value of future lease payments. Operating right-of-use (“ROU”) assets are generally recognized based on the amount of the initial measurement of the lease liability. Our leases have remaining lease terms of up to nine years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year. Lease expense is recognized on a straight-line basis over the lease term. We account for lease and non-lease components as a single lease component for our data center leases. Lease and non-lease components for all other leases are accounted for separately.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Goodwill and intangible assets

Goodwill is tested for impairment at a minimum on an annual basis at the reporting unit level. A qualitative assessment can be performed to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. The fair value of the reporting unit is estimated using income and market approaches. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The discounted cash flow method, a form of the income approach, uses expected future operating results and a market participant discount rate. The market approach uses comparable company prices and other relevant information generated by market transactions (either publicly traded entities or mergers and acquisitions) to develop pricing metrics to be applied to historical and expected future operating results of our reporting unit. Failure to achieve these expected results, changes in the discount rate or market pricing metrics may cause a future impairment of goodwill at the reporting unit. We conducted our annual impairment test of goodwill as of August 31, 2022 and 2021 and determined that no adjustment to the carrying value of goodwill for any reporting unit was required.

Intangible assets consist of purchased customer lists and user base, marketing related, developed technologies and other intangible assets, including patents and contractual agreements. Intangible assets are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from three to seven years. No significant residual value is estimated for intangible assets.

Impairment of long-lived assets

We evaluate long-lived assets (including leases and intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate. In 2022, no impairment was recorded. In 2021 and 2020, we recorded immaterial impairment charges.

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

See “Note 8 — Derivative Instruments” for a full description of our derivative instrument activities and related accounting policies.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Concentration of credit risk

Our cash, cash equivalents, accounts receivable, customer accounts and funds receivable, available-for-sale debt securities and derivative instruments are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. Our accounts receivable are derived from revenue earned from customers. In each of the years ended December 31, 2022, 2021 and 2020, no customer accounted for more than 10% of net revenues. Our derivative instruments expose us to credit risk to the extent that our counterparties may be unable to meet the terms of the agreements.

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

In 2021, the FASB issued new guidance to require the recognition and measurement of contract assets and contract liabilities from revenue contracts by an acquirer in a business combination. The new guidance clarifies that an acquirer should account for the related revenue contracts at the acquisition date as if it had originated the contracts in accordance with existing revenue guidance. The standard is effective for annual reporting periods beginning after December 15, 2022, including interim reporting periods within those fiscal years. We adopted this guidance in the fourth quarter of 2022 with no material impact on our consolidated financial statements.

In 2022, the FASB issued new guidance to expand the scope of financial assets that can be included in a closed portfolio hedged using the portfolio layer method to allow consistent accounting for similar hedges. The expanded scope permits the application of the same portfolio hedging method to both prepayable and nonprepayable financial assets. The standard is effective for annual reporting periods beginning after December 15, 2022, including interim reporting periods within those fiscal years. We adopted this guidance in the fourth quarter of 2022 with no material impact on our consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In June 2022, the FASB issued new guidance to clarify the fair value measurement guidance for equity securities subject to contractual restrictions that prohibit the sale of an equity security. Further, the guidance introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The standard will be effective for annual reporting periods beginning after December 15, 2023, including interim reporting periods within those fiscal years. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

The following table presents the computation of basic and diluted net income (loss) per share (in millions, except per share amounts):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Income (loss) from continuing operations	$(1,274)	$252	$2,487
Income from discontinued operations, net of income taxes	5	13,356	3,180
Net income (loss)	$(1,269)	$13,608	$5,667
Denominator:
Weighted average shares of common stock - basic	558	652	710
Dilutive effect of equity incentive awards	—	11	8
Weighted average shares of common stock - diluted	558	663	718
Income (loss) per share - basic:
Continuing operations	$(2.28)	$0.39	$3.50
Discontinued operations	0.01	20.48	4.48
Net income (loss) per share - basic	$(2.27)	$20.87	$7.98
Income (loss) per share - diluted:
Continuing operations	$(2.28)	$0.38	$3.46
Discontinued operations	0.01	20.16	4.43
Net income (loss) per share - diluted	$(2.27)	$20.54	$7.89
Common stock equivalents excluded from income (loss) per diluted share because their effect would have been anti-dilutive	13	1	5

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 3 — Business Combinations

Acquisition of TCGplayer

On October 31, 2022, we completed the acquisition of TCGplayer, a trusted marketplace for collectible card game enthusiasts, for $228 million. We believe the acquisition complements eBay’s focus category strategy, builds on its offerings to bring even more selection to enthusiasts and enhances the overall collecting experience for customers.

The following table presents the preliminary allocation of the aggregate purchase consideration (in millions):

TCGplayer
Goodwill	$152
Purchased intangible assets	88
Deferred taxes	(12)
Total	$228

These allocations were prepared on a preliminary basis and changes to these allocations may occur as additional information becomes available. The fair values of the acquired intangible assets of $88 million are provisional pending receipt of the final valuations for those assets. We assigned the goodwill to our Marketplace segment. The goodwill recognized is primarily attributable to expected synergies and the assembled workforce of TCGplayer. We generally do not expect goodwill to be deductible for income tax purposes.

Our consolidated financial statements include the operating results of the acquired business from the date of acquisition. Separate operating results and pro forma results of operations for the acquisition above have not been presented as the effect of this acquisition is not material to our financial results.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 4 — Discontinued Operations

eBay Korea

In 2021, we completed the previously announced sale of 80.01% of the outstanding equity interests of eBay Korea to E-mart for approximately $3.0 billion of gross cash proceeds as of the transaction close date, subject to certain adjustments specified for indebtedness, cash, working capital, transaction expenses and certain taxes. The sale resulted in a pre-tax gain of $3.2 billion inclusive of a $81 million currency translation adjustment and a $44 million gain net of tax on the net investment hedge settled in the fourth quarter of 2021, as well as income tax expense of $369 million.

In addition, upon closing we entered into a transition service agreement with eBay Korea to support the operations of eBay Korea after the divestiture for immaterial fees. This agreement terminated during the third quarter of 2022.

Classifieds

In 2021, we completed the previously announced transfer of our Classifieds business to Adevinta for total consideration of $13.3 billion which included $2.5 billion in cash proceeds and approximately 540 million shares of Adevinta valued at $10.8 billion on the date of close and represented a 44% equity interest. The transfer resulted in a pre-tax gain of $12.5 billion and related income tax expense of $2.1 billion, both within income from discontinued operations.

In addition, upon closing we entered into a transition service agreement with Adevinta to support the operations of Classifieds after the divestiture for fees of $29 million. This agreement terminated during the second quarter of 2022 with the exception of Gumtree UK which terminated during the fourth quarter of 2022.

StubHub

In 2020, we completed the previously announced sale of our StubHub business to an affiliate of viagogo for $4.1 billion in proceeds ($3.2 billion, net of income taxes of approximately $0.9 billion) and a pre-tax gain of $3.9 billion within income from discontinued operations.

In addition, upon closing we entered into a transition service agreement with viagogo pursuant to which we provided services, including, but not limited to, business support services for StubHub after the divestiture. These agreements terminated in the fourth quarter of 2021. The related fees in 2021 were $34 million for support services prior to termination.

Discontinued operations

The following table presents financial results from discontinued operations, net of income taxes in our consolidated statement of income for the periods indicated (in millions):

	Year ended December 31,
	2022	2021 (1)(2)	2020 (3)
eBay Korea income (loss) from discontinued operations, net of income taxes	$—	$2,870	$55
Classifieds income (loss) from discontinued operations, net of income taxes	5	10,485	197
StubHub income (loss) from discontinued operations, net of income taxes	—	1	2,930
PayPal and Enterprise income (loss) from discontinued operations, net of income taxes	—	—	(2)
Income (loss) from discontinued operations, net of income taxes	$5	$13,356	$3,180
(1)Includes eBay Korea financial results through the transaction close on November 14, 2021 and the related gain on sale.
(2)Includes Classifieds financial results through the transaction close on June 24, 2021 and the related gain on sale.
(3)Includes StubHub financial results from January 1, 2020 to February 13, 2020 and the related gain on sale.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table presents cash flows for discontinued operations for the periods indicated (in millions):

	Year ended December 31,
	2022	2021 (1)(2)	2020 (3)
eBay Korea net cash provided by (used in) discontinued operating activities	$(370)	$(25)	$142
Classifieds net cash provided by (used in) discontinued operating activities	(3)	(411)	328
StubHub net cash provided by (used in) discontinued operating activities	—	—	(1,055)
Net cash provided by (used in) discontinued operating activities	$(373)	$(436)	$(585)

eBay Korea net cash provided by (used in) discontinued investing activities	$2	$2,611	$(40)
Classifieds net cash provided by (used in) discontinued investing activities	—	2,469	(54)
StubHub net cash provided by (used in) discontinued investing activities	—	—	4,067
Net cash provided by (used in) discontinued investing activities	$2	$5,080	$3,973

eBay Korea net cash provided by (used in) discontinued financing activities	$—	$25	$(10)
Classifieds net cash provided by (used in) discontinued financing activities	—	—	(2)
Net cash provided by (used in) discontinued financing activities	$—	$25	$(12)
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

The financial results of eBay Korea are presented as income from discontinued operations, net of income taxes on our consolidated statement of income through November 14, 2021, when the sale of 80.01% of the outstanding equity interests of eBay Korea was completed. The following table presents the financial results of eBay Korea (in millions):

	Year ended December 31,
	2022	2021 (1)	2020
Net revenues	$—	$1,409	$1,377
Cost of net revenues	—	815	676
Gross profit	—	594	701
Operating expenses:
Sales and marketing	—	529	548
Product development	—	64	59
General and administrative	—	38	18
Provision for transaction losses	—	—	1
Total operating expenses	—	631	626
Income (loss) from operations of discontinued operations	—	(37)	75
Interest and other, net	—	2	—
Pre-tax gain on sale	—	3,240	—
Income (loss) from discontinued operations before income taxes	—	3,205	75
Income tax benefit (provision)	—	(335)	(20)
Income (loss) from discontinued operations, net of income taxes	$—	$2,870	$55
(1)Includes eBay Korea financial results through the transaction close on November 14, 2021 and the related gain on sale.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Classifieds

The financial results of Classifieds are presented as income from discontinued operations, net of income taxes on our consolidated statement of income through June 24, 2021, when the transfer of Classifieds was completed. Each period presented below includes the impact of intercompany revenue agreements through June 24, 2021. The impact of these intercompany revenue agreements to net revenues and cost of net revenues was $5 million for the period from January 1, 2021 through June 24, 2021, and $14 million the year ended December 31, 2020. The continuing revenue and cash flows are not considered to be material.

The following table presents the financial results of Classifieds (in millions):

	Year ended December 31,
	2022	2021 (1)	2020
Net revenues	$—	$565	$980
Cost of net revenues	—	63	103
Gross profit	—	502	877
Operating expenses:
Sales and marketing	—	183	286
Product development	—	105	161
General and administrative	(7)	76	124
Provision for transaction losses	—	2	17
Amortization of acquired intangible assets	—	—	6
Total operating expenses	(7)	366	594
Income from operations of discontinued operations	7	136	283
Interest and other, net	—	—	—
Pre-tax gain on sale	—	12,534	—
Income from discontinued operations before income taxes	7	12,670	283
Income tax provision	(2)	(2,185)	(86)
Income from discontinued operations, net of income taxes	$5	$10,485	$197
(1)Includes Classifieds financial results through the transaction close on June 24, 2021 and the related gain on sale.

StubHub

The financial results of StubHub are presented as income from discontinued operations, net of income taxes on our consolidated statement of income. The following table presents the financial results of StubHub (in millions):

	Year ended December 31,
	2022	2021	2020 (1)
Net revenues	$—	$—	$100
Cost of net revenues	—	—	31
Gross profit	—	—	69
Operating expenses:
Sales and marketing	—	—	51
Product development	—	—	26
General and administrative	—	1	30
Provision for transaction losses	—	—	3
Amortization of acquired intangible assets	—	—	1
Total operating expenses	—	1	111
Income (loss) from operations of discontinued operations	—	(1)	(42)
Pre-tax gain on sale	—	12	3,868
Income from discontinued operations before income taxes	—	11	3,826
Income tax provision	—	(10)	(896)
Income from discontinued operations, net of income taxes	$—	$1	$2,930
(1)Includes StubHub financial results from January 1, 2020 to February 13, 2020 and the related gain on sale.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
PayPal and Enterprise

For the years ended December 31, 2022, 2021 and 2020, the discontinued operations activity related to our former PayPal and Enterprise businesses was immaterial.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 5 — Goodwill and Intangible Assets

Goodwill

The following table presents goodwill activity for the periods indicated (in millions):

	December 31, 2020	Goodwill Acquired	Adjustments	December 31, 2021	Goodwill Acquired	Adjustments	December 31, 2022
Goodwill	$4,285	$22	$(129)	$4,178	$202	$(118)	$4,262

Goodwill acquired during the year ended December 31, 2022 primarily related to the acquisition of TCGPlayer, see “Note 3 — Business Combinations” for additional information. The adjustments to goodwill during the years ended December 31, 2022 and 2021 were primarily due to foreign currency translation. There were no impairments to goodwill in 2022 and 2021.

Intangible Assets

Intangible assets are reported within other assets in our consolidated balance sheet. The following table presents components of identifiable intangible assets as of the dates indicated (in millions, except years):

	December 31, 2022				December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Intangible assets:
Customer lists and user base	$190	$(190)	$—	0	$203	$(203)	$—	0
Marketing related	68	(53)	15	7	57	(52)	5	3
Developed technologies	275	(177)	98	5	174	(174)	—	0
All other	159	(157)	2	3	159	(156)	3	3
Total	$692	$(577)	$115		$593	$(585)	$8

Amortization expense for intangible assets was $9 million, $9 million and $28 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The following table presents expected future intangible asset amortization as of the date indicated (in millions):

December 31, 2022
2023	$26
2024	25
2025	22
2026	19
Thereafter	23
Total	$115

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

During the first quarter of 2020, we classified the results of our previous StubHub segment as discontinued operations in our consolidated statement of income for all periods presented. In addition, during the third quarter of 2020, we classified the results of our Classifieds segment as discontinued operations in our consolidated statement of income for the periods presented. During the second quarter of 2021, we classified the results of our eBay Korea business which was part of our Marketplace segment as discontinued operations in our consolidated statement of income for the periods presented. See “Note 4 — Discontinued Operations” for additional information.

The accounting policies of our segment are the same as those described in “Note 1 — The Company and Summary of Significant Accounting Policies.”

The following table summarizes the allocation of net revenues based on geography for the periods indicated (in millions):

	Year Ended December 31,
	2022	2021	2020
Net revenues by geography:
U.S.	$4,842	$5,048	$4,151
United Kingdom	1,579	1,913	1,678
Germany	1,023	1,249	1,106
Rest of world	2,351	2,210	1,959
Total net revenues	$9,795	$10,420	$8,894

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

The following table summarizes the allocation of long-lived tangible assets based on geography as of the dates indicated (in millions):

	December 31,
	2022	2021
Long-lived tangible assets by geography:
U.S.	$1,656	$1,400
International	96	125
Total long-lived tangible assets	$1,752	$1,525

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 7 — Investments

The following tables summarize the unrealized gains and losses and estimated fair value of our investments classified as available-for-sale debt securities and restricted cash as of the dates indicated (in millions):

	December 31, 2022
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Restricted cash	$36	$—	$—	$36
Corporate debt securities	2,355	—	(5)	2,350
Government and agency securities	141	—	(6)	135
	$2,532	$—	$(11)	$2,521
Long-term investments:
Restricted cash	$13	$—	$—	$13
Corporate debt securities	686	—	(40)	646
Government and agency securities	604	—	(47)	557
	$1,303	$—	$(87)	$1,216

	December 31, 2021
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Restricted cash	$22	$—	$—	$22
Corporate debt securities	4,151	1	—	4,152
Government and agency securities	25	—	—	25
	$4,198	$1	$—	$4,199
Long-term investments:
Corporate debt securities	$954	$1	$(5)	$950
Government and agency securities	779	—	(2)	777
	$1,733	$1	$(7)	$1,727

We consider cash to be restricted when withdrawal or general use is legally restricted. Restricted cash is held in interest bearing accounts for letters of credit related to our global sabbatical program and for certain amounts related to other compensation arrangements held in escrow. Our fixed-income investments consist of predominantly investment grade corporate debt securities and government and agency securities. The corporate debt and government and agency securities that we invest in are generally deemed to be low risk based on their credit ratings from the major rating agencies.

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

We regularly review investment securities for credit impairment using both qualitative and quantitative criteria. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, any adverse conditions specifically related to the security, among other

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses will be recorded through interest and other, net for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. We did not recognize any credit-related impairment through an allowance for credit losses as of December 31, 2022.

Investment securities in a continuous loss position for less than 12 months had an estimated fair value of $2.8 billion and unrealized losses of $32 million as of December 31, 2022, and an estimated fair value of $3.1 billion and an immaterial amount of unrealized losses as of December 31, 2021. Investment securities in a continuous loss position for greater than 12 months had an estimated fair value of $952 million and unrealized losses of $66 million as of December 31, 2022, and there were no investment securities in a continuous loss position for greater than 12 months as of December 31, 2021. Refer to “Note 18 — Accumulated Other Comprehensive Income” for amounts reclassified to earnings from unrealized gains and losses.

The following table presents estimated fair values of our short-term and long-term investments classified as available-for-sale debt securities and restricted cash by date of contractual maturity as of the date indicated (in millions):

December 31, 2022
One year or less (including restricted cash of $36)	$2,521
One year through two years (including restricted cash of $13)	730
Two years through three years	357
Three years through four years	113
Four years through five years	16
Thereafter	—
Total	$3,737

Equity Investments

The following table summarizes our equity investments as of the dates indicated (in millions):

		December 31,
	Balance Sheet Location	2022	2021
Equity investments with readily determinable fair values	Short-term investments	$104	$1,745
Equity investment in Adevinta	Equity investment in Adevinta	2,692	5,391
Equity investments under the fair value option	Long-term investments	461	725
Equity investments under the equity method of accounting	Long-term investments	34	38
Equity investments without readily determinable fair values	Long-term investments	86	85
Total equity investments		$3,377	$7,984

Equity investment in Adevinta

We account for equity investments through which we exercise significant influence but do not have control over the investee under the fair value option or under the equity method. Our equity investment in Adevinta is accounted for under the fair value option.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Upon completion of the transfer of our Classifieds business to Adevinta on June 24, 2021, we received an equity investment of 44% in Adevinta valued at $10.8 billion at the close of the transfer. On November 18, 2021, we completed the sale of approximately 135 million of our voting shares in Adevinta to Permira, inclusive of the option exercised by Permira to purchase additional voting shares, for total cash consideration of approximately $2.3 billion. Additionally, we recognized a gain on the settlement of a related non-designated foreign exchange instrument of $84 million in interest and other, net in the consolidated statement of income. At the close of the sale inclusive of the option exercised, our ownership in Adevinta was reduced to 33%. Following the sale in November 2021, our equity investment in Adevinta was reported in the long-term assets section on the consolidated balance sheet to reflect our contractual requirement to retain at least 25% of the total number of issued and outstanding equity securities of Adevinta until October 14, 2023, subject to certain exceptions specified in the agreement. As of December 31, 2022, our equity investment in Adevinta is reported in the short-term assets section on the consolidated balance sheet since our contractual requirement ends within twelve months of the balance sheet date.

At the initial recognition of our equity investment in Adevinta, we elected the fair value option where subsequent changes in fair value are recognized in earnings. The investment is classified within Level 1 in the fair value hierarchy as the valuation can be obtained from real time quotes in active markets. The fair value of the equity investment is measured based on Adevinta’s closing stock price and prevailing foreign exchange rate at each balance sheet date and the changes in fair value are reflected in gain (loss) on equity investments and warrant, net in the consolidated statement of income. We believe the fair value option election creates more transparency of the current value in the equity investment in Adevinta.

For the years ended December 31, 2022 and 2021, unrealized losses of $2,693 million and $3,070 million, respectively, were recorded related to the change in fair value of the investment. During 2022, we sold a portion of our shares in Adevinta and recorded a realized gain on the change in fair value of shares sold of $2 million. During 2021, we sold a portion of our shares in Adevinta and recorded a realized gain on sale of $9 million which included an $88 million gain recognized for cash proceeds from the sale of shares offset by a $79 million loss on the change in fair value of shares sold. The fair value of the investment was $2,692 million and $5,391 million as of December 31, 2022 and December 31, 2021, respectively.

Equity investments with readily determinable fair values

Equity investments with readily determinable fair values are classified within Level 1 in the fair value hierarchy as the valuation can be obtained from real time quotes in active markets. These investments are reported within short-term investments in our consolidated balance sheet. Subsequent changes in fair value are reflected in gain (loss) on equity investments and warrant, net in the consolidated statement of income.

Equity investment in KakaoBank

In 2021, one of our equity investments, KakaoBank Corp. (“KakaoBank”), which previously did not have a readily determinable fair value, completed its initial public offering which resulted in this investment having a readily determinable fair value. The fair value of the equity investment is measured based on KakaoBank’s closing stock price and prevailing foreign exchange rate at each balance sheet date. For the years ended December 31, 2022 and 2021, unrealized losses of $218 million and unrealized gains of $403 million, respectively, were recorded related to the change in fair value of the investment. During 2022, we sold a portion of our shares in KakaoBank for $287 million and recorded realized losses on the change in fair value of shares sold of $75 million. During 2021, we sold a portion of our shares in KakaoBank for $114 million and recorded realized gains on the change in fair value of shares sold of $83 million. The fair value of the investment was $104 million and $684 million as of December 31, 2022 and December 31, 2021, respectively.

Equity investment in Adyen

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

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
for approximately $110 million in cash. The fair value of the equity investment is measured based on Adyen’s closing stock price and prevailing foreign exchange rate at each balance sheet date.

During 2022, we sold the remainder of our shares in Adyen for $800 million and recorded realized losses of $143 million on the change in fair value of shares sold and unrealized losses of $118 million. As of December 31, 2021, the fair value of the investment was $1,061 million. Refer to “Note 8 — Derivative Instruments” for more information about the warrant.

Equity investments under the fair value option

We account for equity investments through which we exercise significant influence but do not have control over the investee under the fair value option or under the equity method. Certain of our equity investments under the fair value option are measured using the net asset value per share (or its equivalent) practical expedient, and have not been classified in the fair value hierarchy. These investments are reported within long-term investments in our consolidated balance sheet, other than our equity interest in Adevinta which is included in short-term investments. Subsequent changes in fair value are recognized in gain (loss) on equity investments and warrant, net in the consolidated statement of income.

Equity investment in Gmarket

During 2021, we completed the previously announced sale of 80.01% of the outstanding equity interests of eBay Korea to Emart. Upon completion of the sale, we retained 19.99% of the outstanding equity interest of the new entity, Gmarket, over whom we are able to exercise significant influence based on the terms of the securities purchase agreement, including through our board representation.

At the initial recognition of our equity investment in Gmarket, we elected the fair value option where subsequent changes in fair value are recognized in gain (loss) on equity investments and warrant, net in the consolidated statement of income. We believe the fair value option election creates more transparency of the current value in the equity investment in Gmarket. Our retained investment in Gmarket is subject to a two year right held by Emart to purchase the remaining interest at the close price of the sale.

During 2022, unrealized losses of $294 million were recorded related to the change in fair value of our equity investment in Gmarket. As of December 31, 2022 and December 31, 2021, the fair value of the investment was $431 million and $725 million, respectively. Our equity investment in Gmarket is classified as Level 3 in the fair value hierarchy as the valuation reflects management’s estimate of assumptions that market participants would use in pricing the equity investment. Refer to “Note 9 — Fair Value Measurement of Assets and Liabilities” for more information.

Other equity investments under the fair value option

During 2022, we purchased other immaterial equity investments which are accounted for under the fair value option and measured using the net asset value per share (or its equivalent) practical expedient. During 2022, unrealized losses of $13 million were recorded related to the change in fair value of equity investments under the fair value option. As of December 31, 2022, the aggregate fair value of these investments was $30 million.

Other equity method investments

We account for equity investments through which we exercise significant influence but do not have control over the investee under the fair value option or under equity method. For equity investments accounted for under the equity method, our consolidated results of operations include, as a component of gain (loss) on equity investments and warrant, net, our share of the net income or loss of the equity investments accounted for under the equity method of accounting. These investments are reported within long-term investments in our consolidated balance sheet. Our share of the net income or loss of equity method investments in 2022, 2021 and 2020 was immaterial.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Equity investments without readily determinable fair values

The following table summarizes the total carrying value related to equity investments without readily determinable fair values still held for the periods indicated (in millions):

	Year Ended December 31,
	2022	2021
Carrying value, beginning of period	$85	$539
Additions	11	5
Upward adjustments for observable price changes	—	41
Downward adjustments for observable price changes and impairment	(7)	(170)
Transfers out from investments without readily determinable fair values	—	(312)
Foreign currency translation and other	(3)	(18)
Carrying value, end of period	$86	$85

In 2022, we recorded a downward adjustment for observable price change of $7 million to the carrying values of strategic investments accounted for as equity investments without readily determinable fair values. The downward adjustments were recorded in gain (loss) on equity investments and warrant, net on our consolidated statement of income.

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

For such equity investments without readily determinable fair values still held at December 31, 2022, the cumulative upward adjustment for observable price changes was $41 million and cumulative downward adjustment for observable price changes and impairments was $298 million.

The following table summarizes unrealized gains and losses related to equity investments still held at December 31, 2022, 2021 and 2020 presented within gain (loss) on equity investments and warrant, net for the periods indicated (in millions):

	Year Ended December 31,
	2022	2021	2020
Net gains/(losses) recognized during the period on equity investments	$(4,152)	$(2,716)	$200
Less: Net gains/(losses) recognized during the period on equity investments sold during the period (1)	(812)	92	—
Total unrealized gains/(losses) on equity investments still held at December 31, 2022, 2021 and 2020, respectively	$(3,340)	$(2,808)	$200
(1)Includes gains/(losses) realized on the change in fair value of the shares sold on the respective dates of sale.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Summarized financial information of equity investments under the equity method and fair value option

Equity investment in Adevinta

Adevinta’s financial information is prepared on the basis of International Financial Reporting Standards (“IFRS”). We have made certain adjustments to Adevinta’s summarized financial information to address differences between IFRS and GAAP that materially impact the summarized financial information presented below. Any other differences between IFRS and GAAP did not have a material impact on Adevinta’s summarized financial information. The following tables present Adevinta’s summarized financial information on a one-quarter lag (in millions):

	Twelve months ended September 30, 2022	July 1, 2021(1) through September 30, 2021
Revenue	$1,742	$450
Gross profit	$571	$147
Income (loss) from continuing operations	$65	$3
Net income (loss)	$56	$4
Net income (loss) attributable to Adevinta	$49	$3
(1)The prior period presented commenced on June 24, 2021 when we retained an equity investment in Adevinta upon completion of the transfer of our Classifieds business. However, Adevinta’s income statement activity for the stub period of June 24, 2021 to June 30, 2021 was excluded from the summarized income statement information as the impact was considered to be immaterial.

	September 30, 2022	September 30, 2021
Current assets	$427	$613
Noncurrent assets	$13,281	$16,424
Current liabilities	$466	$679
Noncurrent liabilities	$3,124	$4,044
Noncontrolling interests	$13	$20

Other equity investments accounted for under the equity method and fair value option

The following tables present summarized financial information of our equity investments accounted for under the equity method and the fair value option in the aggregate on a one-quarter lag. The tables below exclude the summarized financial information of our equity investment in Adevinta which is separately disclosed above.
Financial information of certain of these equity investments is prepared on the basis of local generally accepted accounting principles or IFRS. We have made certain adjustments as applicable to address differences between local generally accepted accounting principles or IFRS and US GAAP that materially impact the summarized financial information. Any other differences between US GAAP and local generally accepted accounting principles or IFRS did not have any material impact on the summarized financial information of the equity investments presented below in the aggregate. During the period in which we recognize an equity investment, the summarized financial information reflects activity from the date of recognition.

	Twelve months ended September 30,
	2022	2021	2020
	(In millions)
Revenue	$1,346	$41	$31
Gross profit	$478	$12	$10
Income (loss) from continuing operations	$(56)	$2	$3
Net income (loss)	$(55)	$2	$3

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	September 30,
	2022	2021
	(In millions)
Current assets	$856	$76
Noncurrent assets	$477	$20
Current liabilities	$709	$26
Noncurrent liabilities	$92	$4

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

In 2022, we entered into derivative instruments to hedge the variability of forecasted interest payments on anticipated debt issuance using forward-starting interest rate swaps. These interest rate swaps effectively fixed the benchmark interest rate and had the economic effect of hedging the variability of forecasted interest payments for up to 10 years on an anticipated debt issuance. Similar to other cash flow hedges, we recorded changes in the fair value of these interest rate swaps in accumulated other comprehensive income (loss) (“AOCI”) until the anticipated debt issuance. In November 2022, we issued $1.2 billion of senior unsecured notes, which consisted of notes maturing in 2025, 2027 and 2032. As a result, we terminated the interest rate swaps and the gain associated with the termination of approximately $25 million will be amortized to interest expense over the term of our notes due in November 2032.

Additionally in 2020, we entered into derivative instruments to hedge the variability of forecasted interest payments on anticipated debt issuance using forward-starting interest rate swaps. These interest rate swaps effectively fix the benchmark interest rate and have the economic effect of hedging the variability of forecasted interest payments for up to 10 years on an anticipated debt issuance. Similar to other cash flow hedges, we recorded changes in the fair value of these interest rate swaps in AOCI until the anticipated debt issuance. In May 2021, we issued $2.5 billion of senior unsecured notes, which consisted of notes maturing in 2026, 2031 and 2051. As a result, we terminated the interest rate swaps and the gain associated with the termination of approximately $45 million is amortized to interest expense over the terms of our notes due in May 2026 and May 2031.

During 2020, we began to hedge the variability of the cash flows in interest payments associated with our floating-rate debt using interest rate swaps. These interest rate swap agreements effectively convert our floating-rate debt that is based on London Interbank Offered Rate (“LIBOR”) to a fixed-rate basis, reducing the impact of interest-rate changes on future interest expense. The total notional amount of these interest swaps was $400 million as of December 31, 2022 with terms calling for us to receive interest at a variable rate and to pay interest at a fixed rate. Our interest rate swap contracts have maturity dates in 2023. Similar to other cash flow hedges, we record changes in the fair value of these interest rate swaps in AOCI and their fair value will be amortized over the term of the debt to interest expense.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Cash Flow Hedges

For derivative instruments that are designated as cash flow hedges, the derivative’s gain or loss is initially reported as a component of AOCI and subsequently reclassified into earnings in the same period the forecasted hedged transaction affects earnings. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Unrealized gains and losses in AOCI associated with such derivative instruments are immediately reclassified into earnings. As of December 31, 2022, we have estimated that approximately $61 million of net derivative gains related to our foreign exchange cash flow hedges and $10 million net derivative gains related to our interest rate cash flow hedges included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months. We classify cash flows related to our cash flow hedges as operating activities in our consolidated statement of cash flows.

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

In 2021, we met the processing volume milestone target to vest the first tranche of the warrant. Upon vesting of the first tranche, we exercised the option to purchase shares of Adyen valued at approximately $1.1 billion in exchange for approximately $110 million in cash. During 2022, we sold the remainder of our shares in Adyen for $800 million and recorded realized losses of $143 million on the change in fair value of shares sold in gain (loss) on equity investments and warrant, net on our consolidated statement of income. Refer to “Note 7 — Investments” for more information about our equity investments.

The warrant is accounted for as a derivative under ASC Topic 815, Derivatives and Hedging. We report the warrant at fair value within warrant asset in our consolidated balance sheets and changes in the fair value of the warrant are recognized in gain (loss) on equity investments and warrant, net in our consolidated statement of income. The day-one value attributable to the other side of the warrant, which was recorded as a deferred credit, is reported within other liabilities in our consolidated balance sheets and is amortized over the life of the commercial arrangement. See “Note 9 — Fair Value Measurements” for information about the fair value measurement of the warrant.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Fair Value of Derivative Contracts

The following table presents the fair values of our outstanding derivative instruments as of the dates indicated (in millions):

		December 31,
	Balance Sheet Location	2022	2021
Derivative Assets:
Foreign exchange contracts designated as cash flow hedges	Other current assets	$89	$63
Foreign exchange contracts not designated as hedging instruments	Other current assets	18	22
Interest rate contracts designated as cash flow hedges	Other current assets	2	—
Warrant	Other assets	214	444
Foreign exchange contracts designated as cash flow hedges	Other assets	13	24
Total derivative assets		$336	$553

Derivative Liabilities:
Foreign exchange contracts designated as cash flow hedges	Other current liabilities	$12	$—
Foreign exchange contracts not designated as hedging instruments	Other current liabilities	34	17
Foreign exchange contracts designated as cash flow hedges	Other liabilities	1	—
Total derivative liabilities		$47	$17

Total fair value of derivative instruments		$289	$536

Under the master netting agreements with the respective counterparties to our derivative contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis on our consolidated balance sheet. As of December 31, 2022, the potential effect of rights of set-off associated with the foreign exchange contracts would be an offset to both assets and liabilities by $41 million, resulting in net derivative assets of $79 million and $6 million net derivative liabilities. As of December 31, 2022, there is no effect of rights of set-off associated with the interest rate contracts, as there were only asset positions of $2 million.

Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following tables present the activity of derivative instruments designated as cash flow hedges as of December 31, 2022 and 2021, and the impact of these derivative contracts on AOCI for the periods indicated (in millions):

	December 31, 2021	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Less: Amount of Gain (Loss) Reclassified From AOCI to Earnings	December 31, 2022
Foreign exchange contracts designated as cash flow hedges	$25	$165	$138	$52
Interest rate contracts designated as cash flow hedges	40	31	9	62
Total	$65	$196	$147	$114

	December 31, 2020	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Less: Amount of Gain (Loss) Reclassified From AOCI to Earnings	December 31, 2021
Foreign exchange contracts designated as cash flow hedges	$(95)	$59	$(61)	$25
Interest rate contracts designated as cash flow hedges	10	32	2	40
Total	$(85)	$91	$(59)	$65

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effect of Derivative Contracts on Consolidated Statement of Income

The following table summarizes the total gain (loss) recognized in the consolidated statement of income from our foreign exchange derivative contracts by location for the periods indicated (in millions):

	Year Ended December 31,
	2022	2021	2020
Foreign exchange contracts designated as cash flow hedges recognized in net revenues	$140	$(65)	$15
Foreign exchange contracts designated as cash flow hedges recognized in cost of net revenues	(2)	4	—
Foreign exchange contracts not designated as hedging instruments recognized in interest and other, net	20	11	(18)
Total gain (loss) recognized from foreign exchange derivative contracts in the consolidated statement of income	$158	$(50)	$(3)

The following table summarizes the total gain (loss) recognized in the consolidated statement of income from our interest rate derivative contracts by location for the periods indicated (in millions):

	Year Ended December 31,
	2022	2021	2020
Gain (loss) from interest rate contracts designated as cash flow hedges recognized in interest and other, net	9	2	—
Total gain (loss) recognized from interest rate derivative contracts in the consolidated statement of income	$9	$2	$—

The following table summarizes the total gain recognized in the consolidated statement of income due to changes in the fair value of the warrant for the periods indicated (in millions):

	Year Ended December 31,
	2022	2021	2020
Gain (loss) attributable to changes in the fair value of warrant recognized in gain (loss) on equity investments and warrant, net	$(230)	$354	$770

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

	December 31,
	2022	2021
Foreign exchange contracts designated as cash flow hedges	$1,741	$2,066
Foreign exchange contracts not designated as hedging instruments	2,181	3,159
Interest rate contracts designated as cash flow hedges	400	400
Total	$4,322	$5,625

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

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 9 — Fair Value Measurement of Assets and Liabilities

The following tables present our financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated (in millions):

	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$2,154	$2,154	$—	$—
Short-term investments:
Restricted cash	36	36	—	—
Corporate debt securities	2,350	—	2,350	—
Government and agency securities	135	—	135	—
Equity investments with readily determinable fair values	104	104	—	—
Total short-term investments	2,625	140	2,485	—
Equity investment in Adevinta	2,692	2,692	—	—
Derivatives	336	—	122	214
Long-term investments:
Restricted cash	13	13	—	—
Corporate debt securities	646	—	646	—
Government and agency securities	557	—	557	—
Equity investment under the fair value option	431	—	—	431
Total long-term investments	1,647	13	1,203	431
Total financial assets	$9,454	$4,999	$3,810	$645

Liabilities:
Other liabilities	$14	$—	$—	$14
Derivatives	$47	$—	$47	$—

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$1,379	$1,379	$—	$—
Short-term investments:
Restricted cash	22	22	—	—
Corporate debt securities	4,152	—	4,152	—
Government and agency securities	25	—	25	—
Equity investments with readily determinable fair values	1,745	1,745	—	—
Total short-term investments	5,944	1,767	4,177	—
Equity investment in Adevinta	5,391	5,391	—	—
Derivatives	553	—	109	444
Long-term investments:
Corporate debt securities	950	—	950	—
Government and agency securities	777	—	777	—
Equity investment under the fair value option	725	—	—	725
Total long-term investments	2,452	—	1,727	725
Total financial assets	$15,719	$8,537	$6,013	$1,169

Liabilities:
Derivatives	$17	$—	$17	$—

Our financial assets and liabilities are valued using market prices on both active markets (Level 1), less active markets (Level 2) and little or no market activity (Level 3). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. Level 3 instrument valuations typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability. We did not have any transfers of financial instruments between valuation levels during 2022 or 2021.

Other financial instruments, including accounts receivable and accounts payable, are carried at cost, which approximates their fair value because of the short-term nature of these instruments.

Fair value measurement of derivative instruments

The majority of our derivative instruments are valued using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as equity prices, interest rate yield curves, option volatility and currency rates. Our warrant, which is accounted for as a derivative instrument, is valued using a Black-Scholes model. Key assumptions used in the valuation include risk-free interest rates; Adyen’s common stock price, equity volatility and common stock outstanding; exercise price; and details specific to the warrant. The value is also probability adjusted for management’s assumptions with respect to vesting of the remaining three tranches which are each subject to meeting processing volume milestone targets. These assumptions and the probability of meeting processing volume milestone targets may have a significant impact on the value of the warrant. Refer to “Note 8 — Derivative Instruments” for further details on our derivative instruments.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table presents a reconciliation of the opening to closing balance of the warrant measured using significant unobservable inputs (Level 3) as of the dates indicated (in millions):

	December 31,
	2022	2021
Opening balance at beginning of period	$444	$1,051
Exercise of options under warrant	—	(961)
Change in fair value	(230)	354
Closing balance at end of period	$214	$444

The following table presents quantitative information about Level 3 significant unobservable inputs used in the fair value measurement of the warrant as of December 31, 2022 (in millions, except percentages):

	Fair value	Valuation technique	Unobservable Input	Range (weighted average)(1)
Warrant	$214	Black-Scholes and Monte Carlo	Probability of vesting	0.0% - 55.0% (48.3%)
			Equity volatility	(49%)
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

Our equity investment in Gmarket was initially recognized on November 14, 2021 in connection with the sale of 80.01% of the outstanding equity interests of eBay Korea to Emart. This equity investment is accounted for under the fair value option and its initial valuation of $725 million was based on the sale price of eBay Korea. Our investment in Gmarket is subject to a two year right held by Emart from the date of disposal to purchase the remaining interest at or near the closing price of the sale.

The following table presents a reconciliation of the opening to closing balance of the equity investment in Gmarket measured using significant unobservable inputs (Level 3) as of the dates indicated (in millions):

	December 31, 2022	December 31, 2021 (1)
Opening balance at beginning of period	$725	$—
Recognition of equity investment	—	728
Change in fair value	(294)	(3)
Closing balance at end of period	$431	$725
(1) There were no indicators of a potential material change in fair value of the investment between the date of recognition and December 31, 2021. The fair value of the investment was $725 million as of December 31, 2021 due to foreign currency adjustments.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
This investment is classified within Level 3 in the fair value hierarchy as valuation of the investment reflects management’s estimate of assumptions that market participants would use in pricing the asset. The following table presents quantitative information about Level 3 significant unobservable inputs used in the fair value measurement of the equity investment in Gmarket as of December 31, 2022 that may have a significant impact on the overall valuation (in millions):

	Fair value	Valuation technique	Unobservable Input (1)	Range
Equity investment in Gmarket	$431	Market multiples	Revenue multiple — GPC method	1.1x — 2.0x
			Revenue multiple — GMAC method	1.3x — 4.1x
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

Certain other immaterial equity investments under the fair value option aggregating to $30 million as of December 31, 2022 are measured at fair value using the net asset value per share (or its equivalent) practical expedient, and have not been classified in the fair value hierarchy.

Refer to “Note 7 — Investments” for further details about our equity investments.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 10 — Supplemental Consolidated Financial Information

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable represents amounts invoiced and revenue recognized prior to invoicing when we have satisfied our performance obligation and have the unconditional right to payment. The allowance for doubtful accounts and authorized credits is estimated based upon our assessment of various factors including historical experience, the age of the accounts receivable balances, current economic conditions reasonable and supportable forecasts and other factors that may affect our customers’ ability to pay. The allowance for doubtful accounts and authorized credits was $42 million and $74 million as of December 31, 2022 and December 31, 2021, respectively. As of December 31, 2022, we reported allowances for doubtful accounts of $16 million reflecting a decrease of $26 million, net of write-offs of $42 million for the year ended December 31, 2022.

Deferred revenue consists of fees received related to unsatisfied performance obligations at the end of the period. Due to the generally short-term duration of contracts, the majority of the performance obligations are satisfied in the following reporting period. The amount of revenue recognized during the year ended December 31, 2022 that was included in the deferred revenue balance at the beginning of the period was $38 million. The amount of revenue recognized during the year ended December 31, 2021 that was included in the deferred revenue balance at the beginning of the period was $47 million.

Cash, cash equivalents and restricted cash

	December 31,
	2022	2021
	(In millions)
Cash and cash equivalents	$2,154	$1,379
Customer accounts	69	5
Restricted cash included in short-term investments	36	22
Restricted cash included in long-term investments	13	—
Cash, cash equivalents and restricted cash	$2,272	$1,406

Customer accounts and funds receivable

	December 31,
	2022	2021
	(In millions)
Cash and cash equivalents	$69	$5
Funds receivable	694	676
Customer accounts and funds receivable	$763	$681

Other Current Assets

	December 31,
	2022	2021
	(In millions)
Payment processor advances	$336	$453
Short-term derivative assets	112	86
Prepaid expenses	120	114
Income and other tax receivable	122	108
Accounts receivable, net	90	98
Other	276	248
Other current assets	$1,056	$1,107

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Property and Equipment, Net

	December 31,
	2022	2021
	(In millions)
Computer equipment and software	$4,903	$4,747
Land and buildings, including building improvements	792	779
Leasehold improvements	379	356
Furniture and fixtures	138	140
Construction in progress and other	141	77
Property and equipment, gross	6,353	6,099
Accumulated depreciation	(5,115)	(4,863)
Property and equipment, net	$1,238	$1,236

Total depreciation expense on our property and equipment for the years ended December 31, 2022, 2021 and 2020 totaled $442 million, $485 million and $560 million, respectively.

Accrued Expenses and Other Current Liabilities

	December 31,
	2022	2021
	(In millions)
Compensation and related benefits	$426	$517
Sales and use tax and VAT accruals	346	396
Advertising accruals	229	172
Operating lease liabilities	131	150
Transaction loss reserve	101	116
Uninvoiced general and administrative expenses	111	95
Accrued interest expense	67	74
Deferred revenue	34	79
Other	421	328
Accrued expenses and other current liabilities	$1,866	$1,927

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 11 — Debt

The following table summarizes the carrying value of our outstanding debt (in millions, except percentages):

	Coupon	As of	Effective	As of	Effective
	Rate	December 31, 2022	Interest Rate	December 31, 2021	Interest Rate
Long-Term Debt
Floating Rate Notes:
Senior notes due 2023	LIBOR plus 0.87%	$400	3.786%	$400	1.100%

Fixed Rate Notes:
Senior notes due 2022	3.800%	—	3.989%	750	3.989%
Senior notes due 2022	2.600%	—	2.678%	605	2.678%
Senior notes due 2023	2.750%	750	2.866%	750	2.866%
Senior notes due 2024	3.450%	750	3.531%	750	3.531%
Senior notes due 2025	1.900%	800	1.803%	800	1.803%
Senior notes due 2025	5.900%	425	6.036%	—	—%
Senior notes due 2026	1.400%	750	1.252%	750	1.252%
Senior notes due 2027	3.600%	850	3.689%	850	3.689%
Senior notes due 2027	5.950%	300	6.064%	—	—%
Senior notes due 2030	2.700%	950	2.623%	950	2.623%
Senior notes due 2031	2.600%	750	2.186%	750	2.186%
Senior notes due 2032	6.300%	425	6.371%	—	—%
Senior notes due 2042	4.000%	750	4.114%	750	4.114%
Senior notes due 2051	3.650%	1,000	2.517%	1,000	2.517%
Total senior notes		8,900		9,105
Hedge accounting fair value adjustments (1)		5		7
Unamortized premium/(discount) and debt issuance costs		(34)		(30)
Less: Current portion of long-term debt		(1,150)		(1,355)
Total long-term debt		7,721		7,727

Short-Term Debt
Current portion of long-term debt		1,150		1,355
Total short-term debt		1,150		1,355
Total Debt		$8,871		$9,082
(1)    Includes the fair value adjustments to debt associated with terminated interest rate swaps which are being recorded as a reduction to interest expense over the remaining term of the related notes.

Senior Notes

During the first quarter of 2022, we redeemed the $750 million aggregate principal amount of the 3.800% senior notes due 2022. Total cash consideration paid was $750 million as the redemption price was equal to 100% of the principal amount. In addition, we paid accrued and unpaid interest on the principal amount.

During the second quarter of 2022, we redeemed the $605 million aggregate principal amount of the 2.600% senior notes due 2022. Total cash consideration paid was $605 million, as the redemption price was equal to 100% of the principal amount. In addition, we paid accrued and unpaid interest on the principal amount.

In November 2022, we issued senior notes of $1.2 billion aggregate principal amount, which consisted of $425 million of 5.900% fixed rate notes due 2025, $300 million of 5.950% fixed rate notes due to 2027 and $425 million of 6.300% fixed rate notes due 2032.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
In 2021, we redeemed the $750 million aggregate principal amount of the 6.000% senior notes due 2056. Total cash consideration paid was $750 million, as the redemption price was equal to 100% of the principal amount. In addition, we paid accrued and unpaid interest on the principal amount.

In 2021, we settled cash tender offers with holders of approximately 39% of the total outstanding $1 billion aggregate principal amount of the 2.600% senior fixed rate notes due 2022. Total cash consideration paid for these purchases was $405 million and the carrying amount of the notes was $395 million, resulting in a loss on extinguishment of $10 million (including immaterial fees and other costs associated with the tender), which was recorded in interest and other, net in our consolidated statement of income. In addition, we paid any accrued interest on the tendered notes up to, but not including the date of settlement.

In 2021, we issued senior notes, in an aggregate principal amount of $2.5 billion, which consisted of $750 million of 1.400% fixed rate notes due 2026, $750 million of 2.600% fixed rate notes due to 2031 and $1.0 billion of 3.650% fixed rate notes due 2051.

None of the floating rate notes are redeemable prior to maturity. We may redeem some or all of the other fixed rate notes of each series at any time and from time to time prior to their maturity, generally at a make-whole redemption price, plus accrued and unpaid interest.

If a change of control triggering event (as defined in the applicable senior notes) occurs with respect to the floating rate notes due 2023, the 2.750% fixed rate notes due 2023, the 1.900% fixed rate notes due 2025, the 5.900% fixed rate notes due 2025, the 1.400% fixed rate notes due 2026, the 3.600% fixed rate notes due 2027, the 5.950% fixed rate notes due 2027, the 2.700% fixed rate notes due 2030, the 2.600% fixed rate notes due 2031, the 6.300% fixed rate notes due 2032, or the 3.650% fixed rate notes due 2051, we must, subject to certain exceptions, offer to repurchase all of the notes of the applicable series at a price equal to 101% of the principal amount, plus accrued and unpaid interest.

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

To help achieve our interest rate risk management objectives, during the second quarter of 2020, we entered into interest rate swap agreements that effectively converted $400 million of our LIBOR-based floating-rate debt to a fixed-rate basis. During the second quarter of 2022, we entered into derivative instruments to hedge the variability of forecasted interest payments on anticipated debt issuance using forward-starting interest rate swaps. In November 2022, we issued $1.2 billion of senior unsecured notes, which consisted of notes maturing in 2025, 2027 and 2032. As a result, we terminated the interest rate swaps and the gain associated with the termination of approximately $25 million will be amortized to interest expense over the term of our notes due in November 2032.

The effective interest rates for our senior notes include the interest payable, the amortization of debt issuance costs and the amortization of any original issue discount and premium on these senior notes. Interest on these senior notes is payable either quarterly or semiannually. Interest expense associated with these senior notes, including amortization of debt issuance costs, during the years ended December 31, 2022, 2021 and 2020 was approximately $231 million, $257 million and $284 million, respectively. As of December 31, 2022 and 2021, the estimated fair value of these senior notes, using Level 2 inputs, was approximately $8.0 billion and $9.5 billion, respectively.

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. As of December 31, 2022, there were no commercial paper notes outstanding.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

As of December 31, 2022, no borrowings were outstanding under our $2 billion credit agreement. However, as described above, we have an up to $1.5 billion commercial paper program and are required to maintain available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due, in an aggregate amount of $1.5 billion. As of December 31, 2022, no borrowings were outstanding under our commercial paper program; therefore, $2 billion of borrowing capacity was available for other purposes permitted by the credit agreement, subject to customary conditions to borrowing. The credit agreement includes a covenant limiting our consolidated leverage ratio to no more than 4.0:1.0, subject to, upon the occurrence of a qualified material acquisition, if so elected by us, a step-up to 4.5:1.0 for the four fiscal quarters completed following such qualified material acquisition. The credit agreement includes customary events of default, with corresponding grace periods in certain circumstances, including payment defaults, cross-defaults and bankruptcy-related defaults. In addition, the credit agreement contains customary affirmative and negative covenants, including restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case, subject to customary exceptions. The credit agreement also contains customary representations and warranties.

We were in compliance with all financial covenants in our outstanding debt instruments for the period ended December 31, 2022.

Future Maturities

The following table presents expected future principal maturities as of the date indicated (in millions):

December 31, 2022
Fiscal Years:
2023	$1,150
2024	750
2025	1,225
2026	750
2027	1,150
Thereafter	3,875
Total future maturities	$8,900

In January 2023, the company redeemed the $750 million aggregate principal amount of the 2.750% senior notes due 2023. Total cash consideration paid was $750 million, as the redemption price was equal to 100% of the principal amount. In addition, we paid accrued and unpaid interest on the principal amount.

Additionally in January 2023, the company redeemed the $400 million aggregate principal amount of the floating rate senior notes due 2023. Total cash consideration paid was $400 million, as the redemption price was equal to 100% of the principal amount. In addition, we paid accrued and unpaid interest on the principal amount.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 12 — Leases

We have operating leases for office space, data centers and other corporate assets that we utilize under lease arrangements.

The following table presents a summary of leases by balance sheet location as of the dates indicated (in millions):

		December 31,
	Balance Sheet Location	2022	2021
Assets
Operating	Operating lease right-of-use (“ROU”) assets	$513	$289

Liabilities
Operating - current	Accrued expenses and other current liabilities	$131	$150
Operating - noncurrent	Operating lease liabilities	418	200
Total lease liabilities		$549	$350

The following table presents components of lease expense for the periods indicated (in millions):

		Year Ended December 31,
	Statement of Income Location	2022	2021	2020
Operating lease costs (1)	Cost of net revenues, Sales and marketing, Product development and General and administrative expenses	$132	$178	$160
(1)Includes variable lease payments and sublease income that were immaterial for the years ended December 31, 2022, 2021 and 2020.

The following table presents the maturity of lease liabilities under our non-cancelable operating leases as of the date indicated (in millions):

December 31, 2022
2023	$148
2024	115
2025	102
2026	87
2027	83
Thereafter	67
Total lease payments	602
Less interest	(53)
Present value of lease liabilities	$549

As of December 31, 2022, we have non-cancellable operating leases for office space and data centers that have not commenced with fixed lease payment obligations of $93 million, with $1 million payable within 12 months. We are not involved in the construction or design of underlying assets.

Rent expense for the years ended December 31, 2022, 2021 and 2020 totaled $144 million, $192 million and $176 million, respectively. Rent expense includes operating lease costs as well as expense for non-lease components such as common area maintenance.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table presents supplemental information related to our leases included in the consolidated balance sheet as of the dates indicated:

	December 31,
	2022	2021
Weighted average remaining lease term
Operating leases	5.15 years	3.11 years

Weighted average discount rate
Operating leases	3.60%	2.06%

The following table presents supplemental information related to our leases for the periods indicated (in millions):

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$159	$165	$145

ROU assets obtained in exchange for new lease obligations:
Operating leases	$354	$38	$84

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 13 — Commitments and Contingencies

Off-Balance Sheet Arrangements

As of December 31, 2022, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

We have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under the arrangement. As of December 31, 2022, we had a total of $246 million in aggregate cash deposits, partially offset by $32 million in cash withdrawals, held within the financial institution under the cash pooling arrangement.

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

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable were not material for the year ended December 31, 2022. We have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to significant uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material. Legal fees are expensed as incurred.

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

In this regard, the Company has responded to inquiries from the U.S. Department of Justice (“DOJ”) regarding products sold on the Marketplace platforms alleged to violate certain laws and regulations, including regulations of the Environmental Protection Agency (“EPA”) and, separately, regulations of the Drug Enforcement Agency. The inquiries relate to whether and to what extent the Company should be liable for the sale of regulated or illicit products manufactured and sold by others who listed such products on Marketplace platforms in a manner that evaded and/or was designed to evade detection by the Company. With respect to the inquiries regarding EPA regulations, the EPA, DOJ and the Company have begun discussions relating to allegations of noncompliance arising under the Clean Air Act, among other alleged violations, which discussions include a potential settlement. If the Company is found to be liable for such activities on the Marketplace, it likely will be subject to monetary damages, changes in our business practices, or other remedies that could have a material adverse impact on our business.

The Company is also responding to inquiries from the U.S. Attorney for the District of Massachusetts regarding potential criminal liability of the Company arising from the stalking and harassment in 2019 of the editor and publisher of Ecommercebytes, a website that publishes ecommerce news and information. Six former Company employees and one former contractor have pleaded guilty to crimes arising from the conduct. The Company has begun discussions with the U.S. Attorney’s Office, which discussions include a potential settlement. We expect any

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
such settlement may include fines, other payments, and non-monetary remedies, such as additional remediation, compliance and reporting requirements. Although the Company has concluded that losses in the U.S. Attorney matter are probable, we are unable at this time to estimate the losses that may be incurred because the matter is still under investigation and involves open questions relevant to the Company’s potential liability for conduct of its former employees. The editor and publisher also have a pending civil action against the Company, which seeks unspecified damages arising from the above-described conduct.

In connection with the government matters and civil action described above, the Company to date has accrued for probable losses of approximately $64 million in the aggregate. Given the uncertainties involved, the ultimate resolution of these matters could result in additional losses that may be material to our financial results for a particular period, depending on, among other factors, the size of the loss or liability imposed and the level of our net income or loss for that period.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 14 — Stockholders’ Equity

Preferred Stock

We are authorized, subject to limitations prescribed by Delaware law, to issue preferred stock in one or more series; to establish the number of shares included within each series; to fix the rights, preferences and privileges of the shares of each wholly unissued series and any related qualifications, limitations or restrictions; and to increase or decrease the number of shares of any series (but not below the number of shares of a series then outstanding) without any further vote or action by our stockholders. As of December 31, 2022 and 2021, there were 10 million shares of $0.001 par value preferred stock authorized for issuance, and no shares issued or outstanding.

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

In February 2022, our Board authorized an additional $4.0 billion stock repurchase program with no expiration from the date of authorization.

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

In January 2022, the 2021 ASR Agreement with the remaining 2021 ASR Counterparty settled and resulted in a delivery of approximately 3.3 million additional shares of our common stock. The related forward contract was settled and recorded as a $188 million increase to treasury stock during 2022. In total under the 2021 ASR Agreements, approximately 36.0 million shares were repurchased at an average price per share of $69.43.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes repurchase activity under our stock repurchase programs during 2022 (in millions, except per share amounts):

	Shares Repurchased (1)	Average Price per Share (2)	Value of Shares Repurchased (2)	Remaining Amount Authorized
Balance as of January 1, 2022				$1,991
Authorization of additional plan in February 2022				4,000
Repurchase of shares of common stock	62	$51.45	$3,143	(3,143)
Accelerated share repurchases (3)	3		$—	—
Balance as of December 31, 2022				$2,848
(1)These repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. None of the repurchased shares of common stock have been retired.
(2)Excludes broker commissions.
(3)As indicated above, in January 2022, the 2021 ASR Agreement with the remaining ASR Counterparty settled and resulted in delivery of approximately 3.3 million additional shares.

Dividends

The company paid a total of $489 million, $466 million and $447 million in cash dividends during the years ended December 31, 2022, 2021 and 2020, respectively. In February 2023, we declared a quarterly cash dividend of $0.25 per share of common stock to be paid on March 24, 2023 to stockholders of record as of March 10, 2023.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 15 — Employee Benefit Plans

Equity Incentive Plans

We have equity incentive plans under which we grant equity awards, including stock options, restricted stock units (“RSUs”), performance-based restricted stock units (“PBRSUs”), stock payment awards, performance share units and total shareholder return performance share units (“TSR PSUs”), to our directors, officers and employees. As of December 31, 2022, 755 million shares were authorized under our equity incentive plans and 27 million shares were available for future grant.

RSU awards granted to eligible employees under our equity incentive plans generally vest in annual or quarterly installments over a period of three to five years, are subject to the employees’ continuing service to us and do not have an expiration date.

In 2022, 2021 and 2020, certain executives were eligible to receive PBRSUs. PBRSU awards are subject to performance and time-based vesting requirements. The target number of shares subject to the PBRSU award are adjusted based on our business performance measured against the performance goals approved by the Compensation and Human Capital Committee at the beginning of the performance period. Generally, if the performance criteria are satisfied, one-half of the award vests in March following the end of the performance period and the other half of the award vests in March of the following year.

During 2020, our Chief Executive Officer was granted TSR PSUs with performance and time-based vesting requirements. The number of stock units ultimately received will depend on our total shareholder return relative to that of the S&P 500 index over two and three year measurement periods. The target number of shares will be divided into two tranches, with each tranche corresponding to 50% of the target shares. The first tranche vested in full on the second anniversary of the grant date and second tranche will vest on the third anniversary of the grant date.

Deferred Stock Units

Prior to December 31, 2016, we granted deferred stock units to each non-employee director (other than Mr. Omidyar) at the time of our annual meeting of stockholders and to new non-employee directors upon their election to the Board. Each deferred stock unit award granted to a new non-employee director upon election to the Board vests 25% one year from the date of grant, and at a rate of 2.08% per month thereafter. In addition, directors were permitted to elect to receive, in lieu of annual retainer and committee chair fees and at the time these fees would otherwise be payable, fully vested deferred stock units with an initial value equal to the amount based on the fair market value of common stock at the date of grant. Following termination of a non-employee director’s service on the Board, deferred stock units granted prior to August 1, 2013 are payable in stock or cash (at our election), while deferred stock units granted on or after August 1, 2013 are payable solely in stock. As of December 31, 2022, there were approximately 75,260 deferred stock units outstanding, which are included in our restricted stock unit activity below. As of December 31, 2016, we no longer grant deferred stock units.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (“ESPP”) for all eligible employees. Under the plan, shares of our common stock may be purchased over an offering period with a maximum duration of two years at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last day of the six-month purchase period. Employees may purchase shares having a value not exceeding 10% of their eligible compensation during an offering period. During 2022, 2021 and 2020, employees purchased approximately 2 million, 2 million and 3 million shares under this plan at average prices of $38.04, $38.93 and $25.93 per share, respectively. As of December 31, 2022, approximately 31 million shares of common stock were reserved for future issuance.

Stock Option Activity

Stock options granted in 2022 were not material. No stock options were granted in 2021 and 2020.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
During 2022, 2021 and 2020, the aggregate intrinsic value of options exercised under our equity incentive plans was $2 million, $2 million and $15 million, respectively, determined as of the date of option exercise.

Restricted Stock Unit Activity

The following table presents RSU activity (including PBRSUs that have been earned) under our equity incentive plans as of and for the year ended December 31, 2022 (in millions, except per share amounts):

	Units	Weighted Average Grant-Date Fair Value (per share)
Outstanding as of January 1, 2022	20	$48.73
Awarded and assumed	15	$52.22
Vested	(10)	$46.38
Forfeited	(4)	$50.45
Outstanding as of December 31, 2022	21	$52.29
Expected to vest as of December 31, 2022	17

During 2022, 2021 and 2020, the aggregate intrinsic value of RSUs vested under our equity incentive plans was $448 million, $697 million and $552 million, respectively.

Stock-Based Compensation Expense

The following table presents stock-based compensation expense from continuing operations for the periods indicated (in millions):

	Year Ended December 31,
	2022	2021	2020
Cost of net revenues	$51	$47	$40
Sales and marketing	73	83	85
Product development	222	196	154
General and administrative	148	151	138
Total stock-based compensation expense	$494	$477	$417
Capitalized in product development	$14	$12	$14

As of December 31, 2022, there was approximately $813 million of unearned stock-based compensation that will be expensed from 2023 through 2027. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel all or a portion of the remaining unearned stock-based compensation expense. Future unearned stock-based compensation will increase to the extent we grant additional equity awards, change the mix of grants between stock options and restricted stock units or assume unvested equity awards in connection with acquisitions.

Employee Savings Plans

We have a defined contribution plan, which is qualified under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 50% of their eligible compensation, but not more than statutory limits. During the years ended December 31, 2022, 2021 and 2020, we contributed one dollar for each dollar a participant contributed, with a maximum contribution of 4% of each employee’s eligible compensation, subject to a maximum employer contribution of $12,200, $11,600 and $11,400 per employee for each period, respectively. Our non-U.S. employees are covered by various other savings plans. Total expense for these plans was $58 million, $54 million and $46 million for the years ended December 31, 2022, 2021 and 2020, respectively.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 16 — Income Taxes

The following table presents the components of income (loss) from continuing operations before taxes for the periods indicated (in millions):

	Year Ended December 31,
	2022	2021	2020
United States	$123	$1,608	$1,167
International	(1,724)	(1,210)	2,178
	$(1,601)	$398	$3,345

The following table summarizes the income tax provision (benefit) for the periods indicated (in millions):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$350	$472	$266
State and local	36	128	87
Foreign	67	228	91
	$453	$828	$444
Deferred:
Federal	$(847)	$(755)	$(73)
State and local	(50)	(125)	(8)
Foreign	117	198	495
	(780)	(682)	414
	$(327)	$146	$858

The following table presents a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate of 21% to income (loss) before income taxes for the periods indicated (in millions):

	Year Ended December 31,
	2022	2021	2020
Provision (benefit) at statutory rate	$(337)	$84	$703
Foreign income taxed at different rates	7	19	19
Other taxes on foreign operations	13	89	19
Stock-based compensation	17	(26)	(4)
State taxes, net of federal benefit	(14)	3	80
Research and other tax credits	(45)	(39)	(28)
Penalties	11	—	—
Impact of tax rate change	—	(3)	43
Non-deductible executive compensation	4	10	9
Other	17	9	17
	$(327)	$146	$858

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

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating loss, capital loss and credits	$275	$191
Accruals and allowances	384	356
Capitalized research expense	181	—
Stock-based compensation	10	12
Amortizable tax basis in intangibles	3,064	3,174
Net deferred tax assets	3,914	3,733
Valuation allowance	(231)	(136)
	3,683	3,597
Deferred tax liabilities:
Outside basis differences	(2,446)	(3,136)
Acquisition-related intangibles	(64)	(37)
Depreciation and amortization	(243)	(202)
Net unrealized gain on investments	(6)	(84)
	(2,759)	(3,459)
	$924	$138

As of December 31, 2022, our federal, state and foreign net operating loss carryforwards for income tax purposes were approximately $51 million, $31 million and $512 million, respectively. The federal and state net operating loss carryforwards are subject to various limitations under Section 382 of the Internal Revenue Code and applicable state tax laws. If not utilized, the federal and state net operating loss carryforwards will begin to expire in 2024 and 2023, respectively. The carryforward periods on our foreign net operating loss carryforwards are as follows: $7 million do not expire and $505 million are subject to valuation allowance and begin to expire in 2023. As of December 31, 2022, state tax credit carryforwards for income tax purposes were approximately $179 million. Most of the state tax credits carry forward indefinitely.

As of December 31, 2022 and 2021, we maintained a valuation allowance with respect to certain of our deferred tax assets relating primarily to operating losses in certain non-U.S. jurisdictions and certain state tax credits and capital losses that we believe are not likely to be realized.

We have recognized the tax consequences of all foreign unremitted earnings and management has no specific plans to indefinitely reinvest the unremitted earnings of our foreign subsidiaries as of the balance sheet date. Accordingly, as of December 31, 2022 and 2021, $526 million and $697 million, respectively, of our liability for deemed repatriation of foreign earnings was included in other liabilities on our consolidated balance sheet. We have not provided for deferred taxes on outside basis differences in our investments in our foreign subsidiaries that are unrelated to unremitted earnings. These basis differences will be indefinitely reinvested. A determination of the unrecognized deferred taxes related to these other components of our outside basis difference is not practicable.

In connection with the transfer of our Classifieds business on June 24, 2021 we recorded $2.1 billion of income tax expense as part of income from discontinued operations, of which $1.7 billion was a deferred tax liability for the outside basis difference related to our receipt of Adevinta shares. Through the remainder of 2021 and 2022, the deferred tax liability decreased with the change in fair value of the Adevinta investment, which has been recorded in income (loss) from continuing operations following the transaction close date through December 31, 2022.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table presents changes in unrecognized tax benefits for the periods indicated (in millions):

	Year Ended December 31,
	2022	2021	2020
Gross amounts of unrecognized tax benefits as of the beginning of the period	$461	$420	$387
Increases related to prior period tax positions	4	6	30
Decreases related to prior period tax positions	(7)	(5)	(15)
Increases related to current period tax positions	40	42	39
Settlements	(5)	(2)	(21)
Gross amounts of unrecognized tax benefits as of the end of the period	$493	$461	$420

As of December 31, 2022, gross amounts of unrecognized tax benefits of $493 million included $50 million of unrecognized tax benefits indemnified by PayPal. As of December 31, 2021, gross amounts of unrecognized tax benefits of $461 million included $50 million of unrecognized tax benefits indemnified by PayPal. If total unrecognized tax benefits were realized in a future period, it would result in a tax benefit of $331 million. Of this amount, approximately $46 million of unrecognized tax benefit is indemnified by PayPal and a corresponding receivable would be reduced upon a future realization. As of December 31, 2022, our liabilities for unrecognized tax benefits were included in other liabilities on our consolidated balance sheet.

We recognize interest and/or penalties related to uncertain tax positions in income tax expense. In 2022 and 2021, tax benefits of $9 million and $6 million, respectively, were included in tax expense for interest and penalties. The amount of interest and penalties accrued as of December 31, 2022 and 2021 was approximately $57 million and $46 million, respectively.

We are subject to both direct and indirect taxation in the U.S. and various states and foreign jurisdictions. We are under examination by certain tax authorities for the 2010 to 2021 tax years. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these or other examinations. The material jurisdictions where we are subject to potential examination by tax authorities for tax years after 2009 include, among others, the U.S. (Federal and California), Germany, India, Israel, Switzerland and the United Kingdom.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 17 — Gain (Loss) on Equity Investments and Warrant, Net and Interest and Other, Net

The following table presents components of gain (loss) on equity investments and warrant, net for the periods indicated (in millions):

	Year Ended December 31,
	2022	2021	2020
Unrealized change in fair value of equity investment in Adevinta	$(2,693)	$(3,070)	$—
Unrealized change in fair value of equity investment in Adyen	(118)	(10)	—
Unrealized change in fair value of equity investment in Gmarket	(294)	(3)	—
Unrealized change in fair value of equity investment in KakaoBank	(218)	403	239
Change in fair value of warrant	(230)	354	770
Realized change in fair value of shares sold in Adevinta (1)	2	9	—
Realized change in fair value of shares sold in Adyen	(143)	—	—
Realized change in fair value of shares sold in KakaoBank	(75)	83	—
Impairment of equity investment in Paytm Mall	—	(160)	—
Gain (loss) on other investments (2)	(17)	29	(2)
Total gain (loss) on equity investments and warrant, net	$(3,786)	$(2,365)	$1,007
(1)Gain (loss) on sale of shares in Adevinta included: (i) in 2022, a $2 million gain on the change in fair value of shares sold; (ii) in 2021, an $88 million gain recognized on the sale of the shares offset by a $79 million loss on the change in fair value of shares sold.
(2)Gain (loss) on other investments primarily included: (i) in 2022, primarily downward adjustments of $13 million recorded on equity investments under the fair value option and $7 million recorded on equity investments without readily determinable fair values; (i) in 2021, primarily a $41 million upward adjustment and a $10 million impairment recorded on equity investments without readily determinable fair values; (ii) in 2020, primarily a $40 million impairment recorded on an investment and a $37 million gain for the receipt of proceeds that were held in escrow related to a long-term investment that was sold in 2018.

The following table presents components of interest and other, net for the periods indicated (in millions):

	Year Ended December 31,
	2022	2021	2020
Interest income	$73	$19	$38
Interest expense	(235)	(269)	(304)
Foreign exchange and other	(3)	90	(32)
Total interest and other, net	$(165)	$(160)	$(298)

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 18 — Accumulated Other Comprehensive Income

The following tables summarize the changes in AOCI for the periods indicated (in millions):

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2021	$65	$(7)	$328	$12	$398
Other comprehensive income (loss) before reclassifications	196	(93)	(106)	31	28
Less: Amount of gain (loss) reclassified from AOCI	147	(2)	—	22	167
Net current period other comprehensive income (loss)	49	(91)	(106)	9	(139)
Balance as of December 31, 2022	$114	$(98)	$222	$21	$259

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2020	$(85)	$5	$654	$42	$616
Other comprehensive income (loss) before reclassifications	91	(11)	(201)	(17)	(138)
Less: Amount of gain (loss) reclassified from AOCI	(59)	1	125	13	80
Net current period other comprehensive income (loss)	150	(12)	(326)	(30)	(218)
Balance as of December 31, 2021	$65	$(7)	$328	$12	$398

The following table summarizes reclassifications out of AOCI for periods indicated (in millions):

Details about AOCI Components	Affected Line Item in the Statement of Income	Amount of Gain (Loss) Reclassified from AOCI for the Year Ended December 31,
		2022	2021
Gains (losses) on cash flow hedges
Foreign exchange contracts	Net revenues	$140	$(65)
Foreign exchange contracts	Cost of net revenues	(2)	4
Interest rate contracts	Interest and other, net	9	2
	Total, from continuing operations before income taxes	147	(59)
	Income taxes	22	13
	Total, from continuing operations net of income taxes	169	(46)

Unrealized gains (losses) on investments	Interest and other, net	(2)	1
	Total, before income taxes	(2)	1
	Income taxes	—	—
	Total, net of income taxes	(2)	1

Foreign currency translation	Discontinued operations net of income taxes	—	125

Total reclassifications for the period	Total, net of income taxes	$167	$80

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 19 — Restructuring

Restructuring reserve activity during 2022 was immaterial.

During the first quarter of 2021, management approved plans that included the reduction in workforce and other exit costs. The reduction was substantially completed in the first quarter of 2021 and resulted in a pre-tax charge of $35 million.

During the first quarter of 2020, we substantially completed the reduction in workforce that was approved by management during the fourth quarter of 2019. We incurred pre-tax restructuring charges of approximately $7 million primarily during the first quarter of 2020 in connection with the action taken in the fourth quarter of 2019 and made payments of approximately $34 million during 2020.

The restructuring charges incurred in 2022, 2021 and 2020 were included in general and administrative expenses in the consolidated statement of income.

eBay Inc.
FINANCIAL STATEMENT SCHEDULE
The Financial Statement Schedule II — VALUATION AND QUALIFYING ACCOUNTS for continuing operations as of and for the years ended December 31, 2022, 2021 and 2020.

	Balance at Beginning of Period	Charged/ Credited to Net Income	Charged to Other Account	Charges Utilized/ Write-offs	Balance at End of Period
	(In millions)
Allowances for Doubtful Accounts
Year Ended December 31, 2020	$81	$132	$—	$(116)	$97
Year Ended December 31, 2021	$97	$79	$—	$(134)	$42
Year Ended December 31, 2022	$42	$16	$—	$(42)	$16

Allowance for Authorized Credits
Year Ended December 31, 2020	$28	$11	$—	$—	$39
Year Ended December 31, 2021	$39	$(8)	$—	$1	$32
Year Ended December 31, 2022	$32	$(6)	$—	$—	$26

Allowance for Transaction Losses
Year Ended December 31, 2020	$23	$198	$—	$(189)	$32
Year Ended December 31, 2021	$32	$343	$—	$(287)	$88
Year Ended December 31, 2022	$88	$316	$—	$(334)	$70

Tax Valuation Allowance
Year Ended December 31, 2020	$96	$53	$—	$—	$149
Year Ended December 31, 2021	$149	$6	$(12)	$(7)	$136
Year Ended December 31, 2022	$136	$97	$(2)	$—	$231

INDEX TO EXHIBITS

No.	Exhibit Description	Filed or Furnished with this 10-K	Incorporated by Reference
			Form	File No.	Date Filed

2.01	Separation and Distribution Agreement by and between Registrant and PayPal Holdings, Inc. dated as of June 26, 2015.		8-K	000-24821	6/30/2015

2.02	Transaction Agreement, dated as of July 20, 2020 by and between eBay Inc., and Adevinta ASA.		8-K	001-37713	7/22/2020

2.03	Letter Agreement, dated as of October 16, 2020, amending Transaction Agreement, dated as of July 20, 2020, by and between eBay Inc., and Adevinta ASA.		10-K	001-37713	2/4/2021

2.04	Share Purchase Agreement, dated as of July 14, 2021, by and among eBay Inc., eBay International Management B.V. and Astinlux Finco S.à r.l.		10-Q	001-37713	10/28/2021

3.01	Registrant’s Amended and Restated Certificate of Incorporation.		10-Q	001-37713	7/18/2019

3.02	Registrant’s Amended and Restated Bylaws.		8-K	001-37713	1/13/2023

4.01	Form of Specimen Certificate for Registrant’s Common Stock.		S-1	333-59097	8/19/1998

4.02	Indenture dated as of October 28, 2010 between Registrant and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee.		8-K	000-24821	10/28/2010

4.03	Supplemental Indenture dated as of October 28, 2010 between Registrant and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee.		8-K	000-24821	10/28/2010

4.04	Officer’s Certificate dated July 24, 2012.		8-K	000-24821	7/24/2012

4.05	Form of 4.000% Note due 2042 (included in Exhibit 4.04).		8-K	000-24821	7/24/2012

4.06	Officer’s Certificate dated July 28, 2014.		8-K	000-24821	7/28/2014

4.07	Form of 3.450% Note due 2024 (included in Exhibit 4.06).		8-K	000-24821	7/28/2014

4.08	Officer’s Certificate dated June 6, 2017.		8-K	001-37713	6/6/2017

4.09	Form of 3.600% Note due 2027 (included in Exhibit 4.08).		8-K	001-37713	6/6/2017

4.10	Officer’s Certificate dated March 11, 2020.		8-K	001-37713	3/11/2020

4.11	Forms of 1.900% Note due 2025 and 2.700% Note due 2030 (included in Exhibit 4.10).		8-K	001-37713	3/11/2020

4.12	Officer’s Certificate dated June 15, 2020.		8-K	001-37713	6/15/2020

4.13	Forms of 1.900% Note due 2025 and 2.700% Note due 2030 (included in Exhibit 4.12).		8-K	001-37713	6/15/2020

4.14	Officers’ Certificate dated May 10, 2021		8-K	001-37713	5/10/2021

4.15	Forms of 1.400% Note Due 2026, 2.600% Note due 2031 and 3.650% Note due 2051 (included in Exhibit 4.14)		8-K	001-37713	5/10/2021

4.16	Officers’ Certificate dated November 22, 2022		8-K	001-37713	11/22/2022

4.17	Forms of 5.900% Note Due 2025, 5.950% Note due 2027 and 6.300% Note due 2032 (included in Exhibit 4.16)		8-K	001-37713	11/22/2022

4.18	Description of Securities.	X

No.	Exhibit Description	Filed or Furnished with this 10-K	Incorporated by Reference
			Form	File No.	Date Filed
10.01+	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers.		S-1	333-59097	7/15/1998

10.02+	Registrant’s 2003 Deferred Stock Unit Plan, as amended.		10-K	000-24821	2/28/2007

10.03+	Amendment to Registrant’s 2003 Deferred Stock Unit Plan, effective April 2, 2012.		10-Q	000-24821	7/19/2012

10.04+	Form of Director Award Agreement under Registrant’s 2003 Deferred Stock Unit Plan.		10-Q	000-24821	7/19/2012

10.05+	Form of Electing Director Award Agreement under Registrant’s 2003 Deferred Stock Unit Plan.		10-Q	000-24821	7/19/2012

10.06+	Form of New Director Award Agreement under Registrant’s 2003 Deferred Stock Unit Plan.		10-Q	000-24821	7/19/2012

10.07+	Form of 2003 Deferred Stock Unit Plan Restricted Stock Unit Grant Notice and Agreement.		10-Q/A	000-24821	4/24/2008

10.08+	Registrant’s 2008 Equity Incentive Award Plan, as amended and restated.		8-K	001-37713	4/27/2016

10.09+	Form of Restricted Stock Unit Award Agreement under Registrant’s 2003 Deferred Stock Unit Plan and Registrant’s 2008 Equity Incentive Plan.		10-Q	000-24821	7/19/2012

10.10+	Form of Restricted Stock Unit Award Agreement (with Modified Vesting) under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	7/19/2012

10.11+	Form of Stock Option Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	7/19/2012

10.12+	Form of Stock Option Agreement (with Modified Vesting) under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	7/19/2012

10.13+	Form of Director Deferred Stock Unit Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	7/19/2012

10.14+	Amended and Restated eBay Incentive Plan.		10-K	001-37713	2/4/2020

10.15+	eBay Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2022.		10-K	001-37713	2/24/2022

10.16+	eBay Inc. Employee Stock Purchase Plan.		DEF 14A	001-37713	4/21/2022

10.17+	Form of New Director Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	4/19/2013

10.18+	Form of Director Annual Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	4/19/2013

10.19+	Form of Electing Director Quarterly Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	4/19/2013

10.20+	Form of Global Stock Option Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	7/18/2014

10.21+	Form of Global Restricted Stock Unit Agreement (and Performance-Based Restricted Stock Unit Agreement) under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	000-24821	7/18/2014

10.22+	Form of Performance Based Restricted Stock Unit Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	001-37713	4/27/2016

10.23+	Form of Stock Payment Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	001-37713	7/21/2016

10.24+	Form of Director Restricted Stock Unit Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	001-37713	7/21/2016

No.	Exhibit Description	Filed or Furnished with this 10-K	Incorporated by Reference
			Form	File No.	Date Filed
10.25+	Form of Performance Based Restricted Stock Unit Award Grant Notice and Performance Based Restricted Stock Unit Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-K	001-37713	1/30/2019

10.26+	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under Registrant’s 2008 Equity Incentive Award Plan.		10-K	001-37713	1/30/2019

10.27+	Notice Regarding Payment of Dividend Equivalents on Restricted Stock Units and Performance-Based Restricted Stock Units under Registrant’s 2008 Equity Incentive Award Plan.		10-K	001-37713	1/30/2019

10.28	Tax Matters Agreement, dated as of July 17, 2015, by and between Registrant and PayPal Holdings, Inc.		8-K	000-24821	7/20/2015

10.29+	Offer Letter dated April 2, 2015 between Registrant and Marie Oh Huber.		10-Q	001-37713	4/27/2016

10.30	Credit Agreement, dated as of March 6, 2020, by and among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent and the other parties thereto.		8-K	001-37713	3/11/2020

10.31+	Offer Letter dated July 7, 2019 between Registrant and Peter Thompson.		10-Q	001-37713	4/30/2020

10.32+	Letter Agreement between Jamie Iannone and eBay Inc., dated April 12, 2020.		10-Q	001-37713	7/29/2020

10.33+	Amended and Restated eBay Inc. SVP and Above Standard Severance Plan, effective April 11, 2020.		10-Q	001-37713	7/29/2020

10.34+	Amended and Restated eBay Inc. Change in Control Severance Plan, effective April 11, 2020.		10-Q	001-37713	7/29/2020

10.35+	Offer Letter dated May 7, 2021 between Registrant and Stephen Priest		10-Q	001-37713	8/12/2021

10.36+	Form of Performance Based Restricted Stock Unit Award Grant Notice and Performance Based Restricted Stock Unit Award Agreement (with TSR Modifier) under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	001-37713	5/5/2022

10.37+	Form of Stock Option Agreement (with Performance Vesting) under Registrant’s 2008 Equity Incentive Award Plan.		10-Q	001-37713	5/5/2022

10.38+	Offer Letter dated January 4, 2021, as amended August 22, 2022, between Registrant and Cornelius Boone.		10-Q	001-37713	11/3/2022

10.39+	Offer Letter dated November 16, 2020, as amended August 22, 2022, between Registrant and Julie Loeger.		10-Q	001-37713	11/3/2022

21.01	List of Subsidiaries.	X

23.01	PricewaterhouseCoopers LLP consent.	X

24.01	Power of Attorney (see signature page).	X

31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.02	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.01	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.02	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X

No.	Exhibit Description	Filed or Furnished with this 10-K	Incorporated by Reference
			Form	File No.	Date Filed

101
The following materials from the Annual Report on Form 10-K of eBay Inc. for the year ended December 31, 2022, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) eBay Inc. Consolidated Balance Sheets, (ii) eBay Inc. Consolidated Statements of Income, (iii) eBay Inc. Consolidated Statements of Comprehensive Income, (iv) eBay Inc. Consolidated Statements of Stockholders’ Equity and (v) eBay Inc. Consolidated Statements of Cash Flows. The instance document does not appear in the Interactive Data File because its XBRL tags are imbedded within the Inline XBRL document.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 23, 2023.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2023.

Principal Executive Officer and Director:		Principal Financial Officer:

By:	/s/ Jamie Iannone	By:	/s/ Steve Priest
	Jamie Iannone		Steve Priest
	Chief Executive Officer		Chief Financial Officer

Principal Accounting Officer:

		By:	/s/ Brian J. Doerger
Brian J. Doerger
Vice President, Chief Accounting Officer

Additional Directors

By:	/s/ Paul S. Pressler	By:	/s/ Adriane M. Brown
	Paul S. Pressler		Adriane M. Brown
	Chair of the Board and Director		Director

By:	/s/ Aparna Chennapragada	By:	/s/ Logan D. Green
	Aparna Chennapragada		Logan D. Green
	Director		Director

By:	/s/ E. Carol Hayles	By:	/s/ Mohak Shroff
	E. Carol Hayles		Mohak Shroff
	Director		Director

By:	/s/ Robert H. Swan	By:	/s/ Perry M. Traquina
	Robert H. Swan		Perry M. Traquina
	Director		Director