Form 10-Q
period 2023-06-30
EBAY INC
filed 2023-07-27
CIK 1065088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒
As of July 24, 2023, there were 532,157,390 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

eBay Inc.

PART I: FINANCIAL INFORMATION

Item 1:    Financial Statements (unaudited)

eBay Inc.
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2023	December 31, 2022
	(In millions, except par value)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,268	$2,154
Short-term investments	2,208	2,625
Equity investment in Adevinta	2,656	2,692
Customer accounts and funds receivable	789	763
Other current assets	796	1,056
Total current assets	8,717	9,290
Long-term investments	1,499	1,797
Property and equipment, net	1,227	1,238
Goodwill	4,244	4,262
Operating lease right-of-use assets	470	513
Deferred tax assets	3,143	3,169
Other assets	656	581
Total assets	$19,956	$20,850
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$1,150
Accounts payable	294	261
Customer accounts and funds payable	833	768
Accrued expenses and other current liabilities	1,790	1,866
Income taxes payable	638	226
Total current liabilities	3,555	4,271
Operating lease liabilities	378	418
Deferred tax liabilities	2,137	2,245
Long-term debt	7,721	7,721
Other liabilities	897	1,042
Total liabilities	14,688	15,697
Commitments and Contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value; 3,580 shares authorized; 533 and 539 shares outstanding	2	2
Additional paid-in capital	17,529	17,279
Treasury stock at cost, 1,197 and 1,186 shares	(47,205)	(46,702)
Retained earnings	34,775	34,315
Accumulated other comprehensive income	167	259
Total stockholders’ equity	5,268	5,153
Total liabilities and stockholders’ equity	$19,956	$20,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions, except per share amounts)
	(Unaudited)
Net revenues	$2,540	$2,422	$5,050	$4,905
Cost of net revenues	718	663	1,418	1,352
Gross profit	1,822	1,759	3,632	3,553
Operating expenses:
Sales and marketing	566	566	1,077	1,044
Product development	392	344	744	645
General and administrative	251	237	548	463
Provision for transaction losses	90	86	174	182
Amortization of acquired intangible assets	5	1	13	2
Total operating expenses	1,304	1,234	2,556	2,336
Income from operations	518	525	1,076	1,217
Gain (loss) on equity investments and warrant, net	(214)	(1,221)	(16)	(3,512)
Interest and other, net	(19)	(31)	(45)	(81)
Income (loss) from continuing operations before income taxes	285	(727)	1,015	(2,376)
Income tax benefit (provision)	(113)	191	(274)	501
Income (loss) from continuing operations	172	(536)	741	(1,875)
Income (loss) from discontinued operations, net of income taxes	(1)	5	(3)	3
Net income (loss)	$171	$(531)	$738	$(1,872)

Income (loss) per share - basic:
Continuing operations	$0.32	$(0.96)	$1.38	$(3.28)
Discontinued operations	—	0.01	(0.01)	0.01
Net income (loss) per share - basic	$0.32	$(0.95)	$1.37	$(3.27)

Income (loss) per share - diluted:
Continuing operations	$0.32	$(0.96)	$1.37	$(3.28)
Discontinued operations	—	0.01	(0.01)	0.01
Net income (loss) per share - diluted	$0.32	$(0.95)	$1.36	$(3.27)

Weighted-average shares:
Basic	534	556	536	571
Diluted	537	556	539	571

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
	(Unaudited)
Net income (loss)	$171	$(531)	$738	$(1,872)
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation gains (losses)	(37)	(85)	(36)	(119)
Unrealized gains (losses) on investments, net	—	(17)	19	(68)
Tax benefit (expense) on unrealized gains (losses) on investments, net	2	2	(4)	15
Unrealized gains (losses) on hedging activities, net	(37)	105	(90)	125
Tax benefit (expense) on unrealized gains (losses) on hedging activities, net	8	(24)	19	(28)
Other comprehensive income (loss), net of tax	(64)	(19)	(92)	(75)
Comprehensive income (loss)	$107	$(550)	$646	$(1,947)

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions, except per share amounts)
	(Unaudited)
Common stock:
Balance, beginning of period	$2	$2	$2	$2
Common stock issued	—	—	—	—
Common stock repurchased	—	—	—	—
Balance, end of period	2	2	2	2
Additional paid-in-capital:
Balance, beginning of period	17,364	16,904	17,279	16,659
Common stock and stock-based awards issued	48	54	48	55
Tax withholdings related to net share settlements of restricted stock units and awards	(40)	(37)	(88)	(98)
Stock-based compensation	154	137	282	248
Forward contract for share repurchases	—	—	—	188
Other	3	1	8	7
Balance, end of period	17,529	17,059	17,529	17,059
Treasury stock at cost:
Balance, beginning of period	(46,954)	(44,809)	(46,702)	(43,371)
Common stock repurchased	(251)	(1,292)	(503)	(2,730)
Balance, end of period	(47,205)	(46,101)	(47,205)	(46,101)
Retained earnings:
Balance, beginning of period	34,744	34,615	34,315	36,090
Net income (loss)	171	(531)	738	(1,872)
Dividends and dividend equivalents declared	(140)	(124)	(278)	(258)
Balance, end of period	34,775	33,960	34,775	33,960
Accumulated other comprehensive income:
Balance, beginning of period	231	342	259	398
Foreign currency translation adjustment	(37)	(85)	(36)	(119)
Change in unrealized gains (losses) on investments	—	(17)	19	(68)
Change in unrealized gains (losses) on derivative instruments	(37)	105	(90)	125
Tax benefit (provision) on above items	10	(22)	15	(13)
Balance, end of period	167	323	167	323
Total stockholders’ equity	$5,268	$5,243	$5,268	$5,243

Dividends and dividend equivalents declared per share or restricted stock unit	$0.25	$0.22	$0.50	$0.44

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2023	2022
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$738	$(1,872)
(Income) loss from discontinued operations, net of income taxes	3	(3)
Adjustments:
Provision for transaction losses	174	182
Depreciation and amortization	208	231
Stock-based compensation	282	248
Loss (gain) on investments and other, net	(3)	7
Deferred income taxes	(78)	(695)
Change in fair value of warrant	(69)	219
Change in fair value of equity investment in Adevinta	36	2,472
Change in fair value of equity investment in Adyen	—	285
Change in fair value of equity investment in Gmarket	40	259
Change in fair value of equity investment in KakaoBank	7	271
Changes in assets and liabilities, net of acquisition effects	108	(398)
Net cash provided by continuing operating activities	1,446	1,206
Net cash used in discontinued operating activities	(4)	(365)
Net cash provided by operating activities	1,442	841
Cash flows from investing activities:
Purchases of property and equipment	(245)	(194)
Purchases of investments	(7,687)	(10,146)
Maturities and sales of investments	8,382	13,181
Proceeds from the sale of shares in Adyen	—	680
Proceeds from the sale of shares in KakaoBank	—	287
Other	(26)	(44)
Net cash provided by investing activities	424	3,764
Cash flows from financing activities:
Proceeds from issuance of common stock	48	55
Repurchases of common stock	(492)	(2,542)
Payments for taxes related to net share settlements of restricted stock units and awards	(160)	(98)
Payments for dividends	(267)	(250)
Repayment of debt	(1,150)	(1,355)
Net funds receivable and payable activity	562	8
Other	1	—
Net cash used in financing activities	(1,458)	(4,182)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6)	(57)
Net increase in cash, cash equivalents and restricted cash	402	366
Cash, cash equivalents and restricted cash at beginning of period	2,272	1,406
Cash, cash equivalents and restricted cash at end of period	$2,674	$1,772

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued)

	Six Months Ended June 30,
	2023	2022
	(In millions)
	(Unaudited)
Supplemental cash flow disclosures:
Cash paid for:
Interest	$143	$134
Income taxes	$84	$282

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

Significant Accounting Policies

There were no significant changes to our significant accounting policies disclosed in “Note 1 — The Company and Summary of Significant Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2022, except for our policy related to revenue recognition to reflect the expansion of promoted listing services offered to sellers beginning in the second quarter of 2023, as noted below.

Revenue Recognition

We recognize revenue when we transfer control of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Revenue is recognized net of any taxes collected, which are subsequently remitted to governmental authorities.

Our net revenues primarily include final value fees and promoted listing fees from sellers on our platforms. Our net revenues also include store subscription and other fees often from large enterprise sellers as well revenues from the sale of advertisements and revenue sharing arrangements. Our net revenues are reduced by incentives, including discounts, coupons and rewards, provided to our customers.

We identified one performance obligation to sellers on our Marketplace platform, which is to connect buyers and sellers on our secure and trusted Marketplace platforms, including payment processing activities. Final value fees are recognized when an item is sold on a Marketplace platform, satisfying this performance obligation. Services may also be provided to sellers to promote their listings through on-site or off-site sponsored ads that are a distinct performance obligation for which revenue is recognized when (or over the period) these services are performed.

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

Recent Accounting Pronouncements Not Yet Adopted

In June 2022, the Financial Accounting Standards Board issued new guidance to clarify the fair value measurement guidance for equity securities subject to contractual restrictions that prohibit the sale of an equity security. Further, the guidance introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The standard will be effective for annual reporting periods beginning after December 15, 2023, including interim reporting periods within those fiscal years. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

The following table presents the computation of basic and diluted net income (loss) per share for the periods indicated (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Income (loss) from continuing operations	$172	$(536)	$741	$(1,875)
Income (loss) from discontinued operations, net of income taxes	(1)	5	(3)	3
Net income (loss)	$171	$(531)	$738	$(1,872)
Denominator:
Weighted average shares of common stock - basic	534	556	536	571
Dilutive effect of equity incentive awards	3	—	3	—
Weighted average shares of common stock - diluted	537	556	539	571

Income (loss) per share - basic:
Continuing operations	$0.32	$(0.96)	$1.38	$(3.28)
Discontinued operations	—	0.01	(0.01)	0.01
Net income (loss) per share - basic	$0.32	$(0.95)	$1.37	$(3.27)
Income (loss) per share - diluted:
Continuing operations	$0.32	$(0.96)	$1.37	$(3.28)
Discontinued operations	—	0.01	(0.01)	0.01
Net income (loss) per share - diluted	$0.32	$(0.95)	$1.36	$(3.27)
Common stock equivalents excluded from income (loss) per diluted share because their effect would have been anti-dilutive	12	16	12	16

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3 — Business Combinations

Acquisition of TCGplayer

In 2022, we completed the acquisition of TCGplayer, a trusted marketplace for collectible card game enthusiasts. In the first quarter of 2023, we recorded measurement period adjustments related to the revised valuation of the intangible assets acquired. The following table presents the revised allocation of the aggregate purchase consideration (in millions):

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 4 — Goodwill and Intangible Assets

Goodwill

The following table presents goodwill activity for the period indicated (in millions):

	December 31, 2022	Goodwill Acquired	Adjustments	June 30, 2023
Goodwill	$4,262	$20	$(38)	$4,244

Goodwill acquired during the six months ended June 30, 2023 relates to the first quarter acquisition of 3PM Shield, a provider of AI-based marketplace compliance solutions, and the revised valuation of the intangible assets acquired from the 2022 acquisition of TCGplayer. The adjustments to goodwill during the six months ended June 30, 2023 were primarily due to foreign currency translation.

Intangible Assets

Intangible assets are reported within other assets in our condensed consolidated balance sheet. The following table presents components of identifiable intangible assets as of the dates indicated (in millions, except years):

	June 30, 2023				December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Intangible assets:
Customer lists and user base	$244	$(195)	$49	8	$190	$(190)	$—	0
Marketing related	80	(56)	24	6	68	(53)	15	7
Developed technologies	235	(183)	52	4	275	(177)	98	5
All other	159	(157)	2	3	159	(157)	2	3
Total	$718	$(591)	$127		$692	$(577)	$115

Amortization expense for intangible assets was $8 million and $18 million for the three and six months ended June 30, 2023, respectively, compared to $1 million and $2 million during the same periods in 2022.

The following table presents expected future intangible asset amortization as of the date indicated (in millions):

June 30, 2023
Remaining 2023	$17
2024	33
2025	30
2026	21
Thereafter	26
Total	$127

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

The accounting policies of our segment are the same as those described in “Note 1 — The Company and Summary of Significant Accounting Policies.”

The following table summarizes the allocation of net revenues based on geography for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
U.S.	$1,265	$1,199	$2,526	$2,425
United Kingdom	413	410	794	828
China	263	214	500	429
Germany	244	259	496	532
Rest of world	355	340	734	691
Total net revenues	$2,540	$2,422	$5,050	$4,905

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 6 — Investments

The following tables summarize the unrealized gains and losses and estimated fair value of our investments classified as available-for-sale debt securities and restricted cash as of the dates indicated (in millions):

	June 30, 2023
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Restricted cash	$22	$—	$—	$22
Corporate debt securities	1,945	—	(9)	1,936
Government and agency securities	156	—	(3)	153
	$2,123	$—	$(12)	$2,111
Long-term investments:
Restricted cash	$4	$—	$—	$4
Corporate debt securities	403	—	(25)	378
Government and agency securities	604	—	(42)	562
	$1,011	$—	$(67)	$944

	December 31, 2022
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Restricted cash	$36	$—	$—	$36
Corporate debt securities	2,355	—	(5)	2,350
Government and agency securities	141	—	(6)	135
	$2,532	$—	$(11)	$2,521
Long-term investments:
Restricted cash	$13	$—	$—	$13
Corporate debt securities	686	—	(40)	646
Government and agency securities	604	—	(47)	557
	$1,303	$—	$(87)	$1,216

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

The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As interest rates increase, those securities purchased at a lower yield show a mark-to-market unrealized loss. The unrealized losses are primarily due to changes in credit spreads and interest rates. We regularly review investment securities for other-than-temporary impairment using both qualitative and quantitative criteria. Investments classified as available-for-sale debt securities are carried at fair value with changes reflected in other comprehensive income. Where there is an intention or a requirement to sell an impaired available-for-sale debt security, the entire impairment is recognized in earnings with a corresponding adjustment to the amortized cost basis of the security. From time to time, we sell available-for-sale debt securities in an unrealized loss position and recognize an immaterial loss.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
We regularly review investment securities for credit impairment using both qualitative and quantitative criteria. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses will be recorded through interest and other, net for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. We did not recognize any credit-related impairment through an allowance for credit losses as of June 30, 2023.

Investment securities in a continuous loss position for less than 12 months had an estimated fair value of $1.6 billion and unrealized losses of $2 million as of June 30, 2023, and an estimated fair value of $2.8 billion and unrealized losses of $32 million as of December 31, 2022. Investment securities in a continuous loss position for greater than 12 months had an estimated fair value of $1.3 billion and unrealized losses of $77 million as of June 30, 2023, and an estimated fair value of $952 million and unrealized losses of $66 million as of December 31, 2022. Refer to “Note 15 — Accumulated Other Comprehensive Income” for amounts reclassified to earnings from unrealized gains and losses.

The following table presents estimated fair values of our short-term and long-term investments classified as available-for-sale debt securities and restricted cash by date of contractual maturity as of the date indicated (in millions):

June 30, 2023
One year or less (including restricted cash of $22)	$2,111
One year through two years (including restricted cash of $4)	645
Two years through three years	227
Three years through four years	72
Total	$3,055

Equity Investments

The following table summarizes our equity investments as of the dates indicated (in millions):

	Balance Sheet Location	June 30, 2023	December 31, 2022
Equity investments with readily determinable fair values	Short-term investments	$97	$104
Equity investment in Adevinta	Equity investment in Adevinta	2,656	2,692
Equity investments under the fair value option	Long-term investments	431	461
Equity investments under the equity method of accounting	Long-term investments	34	34
Equity investments without readily determinable fair values	Long-term investments	90	86
Total equity investments		$3,308	$3,377

Equity investment in Adevinta

We account for equity investments through which we exercise significant influence but do not have control over the investee under the fair value option or under the equity method. Our equity investment in Adevinta is accounted for under the fair value option.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Upon completion of the transfer of our Classifieds business to Adevinta in 2021, we received an equity investment of 44% in Adevinta valued at $10.8 billion at the close of the transfer. In the fourth quarter of 2021, we completed the sale of approximately 135 million of our voting shares in Adevinta to Permira, inclusive of the option exercised by Permira to purchase additional voting shares, for total cash consideration of approximately $2.3 billion which reduced our ownership in Adevinta to 33%. We have a contractual requirement to retain at least 25% of the total number of issued and outstanding equity securities of Adevinta until October 14, 2023, subject to certain exceptions specified in the agreement. As of December 31, 2022 and June 30, 2023, our equity investment in Adevinta is reported in the short-term assets section on the condensed consolidated balance sheet since our contractual requirement ends within twelve months of the balance sheet date.

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

For the three and six months ended June 30, 2023, unrealized losses of $210 million and $36 million, respectively, were recorded in gain (loss) on equity investments and warrant, net on our condensed consolidated statement of income related to the change in fair value of the investment compared to $829 million and $2,472 million of unrealized losses recorded during the same periods in 2022. The fair value of the investment was $2,656 million and $2,692 million as of June 30, 2023 and December 31, 2022, respectively.

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

The fair value of the equity investment in KakaoBank Corp. (“KakaoBank”) is measured based on closing stock price and prevailing foreign exchange rate at each balance sheet date. For the three and six months ended June 30, 2023, unrealized losses of $4 million and $7 million, respectively, were recorded in gain (loss) on equity investments and warrant, net on our condensed consolidated statement of income related to the change in fair value of the investment compared to $105 million and $196 million of unrealized losses recorded during the same periods in 2022. During the three and six months ended June 30, 2022, we sold a portion of our shares in KakaoBank for $242 million and $287 million, respectively, and recorded realized losses on the change in fair value of shares sold of $67 million and $75 million, respectively, in gain (loss) on equity investments and warrant, net. The fair value of the investment was $97 million and $104 million as of June 30, 2023 and December 31, 2022, respectively, and is reported within short-term investments in our condensed consolidated balance sheet.

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

For the three and six months ended June 30, 2023, unrealized losses of $29 million and $40 million, respectively, were recorded in gain (loss) on equity investments and warrant, net on our condensed consolidated statement of income related to the change in fair value of the investment compared to $77 million and $259 million of unrealized losses recorded during the same periods in 2022. As of June 30, 2023 and December 31, 2022, the fair value of the investment was $391 million and $431 million, respectively, and is reported within long-term investments in our condensed consolidated balance sheet.

The investment is classified as Level 3 in the fair value hierarchy as the valuation reflects management’s estimate of assumptions that market participants would use in pricing the equity investment. Certain other immaterial equity investments aggregating to $40 million and $30 million as of June 30, 2023 and December 31, 2022, respectively, are measured at fair value using the net asset value per share (or its equivalent) practical expedient, and have not been classified in the fair value hierarchy. Refer to “Note 8 — Fair Value Measurement of Assets and Liabilities” for more information.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Equity investments without readily determinable fair values

The following table summarizes the change in total carrying value related to equity investments without readily determinable fair values held for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Carrying value, beginning of period	$86	$78	$86	$85
Additions	5	—	5	—
Downward adjustments for observable price changes and impairment	—	—	—	(7)
Foreign currency translation and other	(1)	(2)	(1)	(2)
Carrying value, end of period	$90	$76	$90	$76

For the three and six months ended June 30, 2023, no downward adjustments to the carrying value of our equity investments without readily determinable fair values in gain (loss) on equity investments and warrant, net were recorded on our condensed consolidated statement of income.

For such equity investments held as of June 30, 2023, the cumulative upward adjustment for observable price changes was $41 million and cumulative downward adjustment for observable price changes and impairments was $298 million.

The following table summarizes unrealized gains and losses related to equity investments held as of June 30, 2023 and presented within gain (loss) on equity investments and warrant, net for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net gains (losses) recognized during the period on equity investments	$(246)	$(1,116)	$(85)	$(3,293)
Less: Net gains (losses) recognized during the period on equity investments sold during the period	—	(68)	—	(242)
Total unrealized gains (losses) on equity investments held, end of period	$(246)	$(1,048)	$(85)	$(3,051)

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

In 2022, we entered into derivative instruments to hedge the variability of forecasted interest payments on anticipated debt issuance using forward-starting interest rate swaps. These interest rate swaps effectively fixed the benchmark interest rate and had the economic effect of hedging the variability of forecasted interest payments for up to ten years on an anticipated debt issuance. Similar to other cash flow hedges, we recorded changes in the fair value of these interest rate swaps in accumulated other comprehensive income (“AOCI”) until the anticipated debt issuance. As described in “Note 9 — Debt,” in 2022, we issued $1.2 billion of senior unsecured notes, which consisted of notes maturing in 2025, 2027 and 2032. As a result, we terminated the interest rate swaps and the gain associated with the termination of approximately $25 million is amortized to interest expense over the term of our notes due in November 2032.

Cash Flow Hedges

For derivative instruments that are designated as cash flow hedges, the derivative’s gain or loss is initially reported as a component of AOCI and subsequently reclassified into earnings in the same period the forecasted hedged transaction affects earnings. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Unrealized gains and losses in AOCI associated with such derivative instruments are immediately reclassified into earnings. As of June 30, 2023, we have estimated that approximately $16 million of net derivative losses related to our foreign exchange cash flow hedges and $8 million of net derivative gains related to our interest rate cash flow hedges included in AOCI will be reclassified into earnings within the next 12 months. We classify cash flows related to our cash flow hedges as operating activities in our condensed consolidated statement of cash flows.

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

Fair Value of Derivative Contracts

The following table presents fair values of our outstanding derivative instruments as of the dates indicated (in millions):

	Balance Sheet Location	June 30, 2023	December 31, 2022
Derivative Assets:
Foreign exchange contracts designated as cash flow hedges	Other current assets	$26	$89
Foreign exchange contracts not designated as hedging instruments	Other current assets	29	18
Interest rate contracts designated as cash flow hedges	Other current assets	—	2
Warrant	Other assets	283	214
Foreign exchange contracts designated as cash flow hedges	Other assets	14	13
Total derivative assets		$352	$336

Derivative Liabilities:
Foreign exchange contracts designated as cash flow hedges	Other current liabilities	$8	$12
Foreign exchange contracts not designated as hedging instruments	Other current liabilities	22	34
Foreign exchange contracts designated as cash flow hedges	Other liabilities	—	1
Total derivative liabilities		$30	$47

Total fair value of derivative instruments		$322	$289

Under the master netting agreements with the respective counterparties to our derivative contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis on our condensed consolidated balance sheet. As of June 30, 2023, the potential effect of rights of set-off associated with the foreign exchange contracts would be an offset to both assets and liabilities by $26 million, resulting in net derivative assets of $43 million and net derivative liabilities of $4 million. As of June 30, 2023, there was no potential effect of rights of set-off associated with the interest rate contracts as there were no asset positions.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following tables present the activity of derivative instruments designated as cash flow hedges gross of tax as of June 30, 2023 and December 31, 2022, and the impact of these derivative contracts on AOCI for the periods indicated (in millions):

	December 31, 2022	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Less: Amount of Gain (Loss) Reclassified From AOCI to Earnings	June 30, 2023
Foreign exchange contracts designated as cash flow hedges	$52	$(41)	$43	$(32)
Interest rate contracts designated as cash flow hedges	62	—	6	56
Total	$114	$(41)	$49	$24

	December 31, 2021	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Less: Amount of Gain (Loss) Reclassified From AOCI to Earnings	June 30, 2022
Foreign exchange contracts designated as cash flow hedges	$25	$140	$16	$149
Interest rate contracts designated as cash flow hedges	40	—	(2)	42
Total	$65	$140	$14	$191

Effect of Derivative Contracts on Condensed Consolidated Statement of Income

The following table summarizes the total gain (loss) recognized in the condensed consolidated statement of income from our foreign exchange derivative contracts by location for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Foreign exchange contracts designated as cash flow hedges recognized in net revenues	$14	$9	$43	$15
Foreign exchange contracts designated as cash flow hedges recognized in cost of net revenues	—	—	(1)	—
Foreign exchange contracts not designated as hedging instruments recognized in interest and other, net	10	25	6	40
Total gain (loss) recognized from foreign exchange derivative contracts in the condensed consolidated statement of income	$24	$34	$48	$55

The following table summarizes the total gain (loss) recognized in the condensed consolidated statement of income from our interest rate derivative contracts by location for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Gain (loss) from interest rate contracts designated as cash flow hedges recognized in interest and other, net	$3	$2	$7	$1

The following table summarizes the total gain (loss) recognized in the condensed consolidated statement of income due to changes in the fair value of the warrant for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Gain (loss) attributable to changes in the fair value of warrant recognized in gain (loss) on equity investments and warrant, net	$31	$(104)	$69	$(219)

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

	June 30, 2023	December 31, 2022
Foreign exchange contracts designated as cash flow hedges	$1,822	$1,741
Foreign exchange contracts not designated as hedging instruments	2,527	2,181
Interest rate contracts designated as cash flow hedges	—	400
Total	$4,349	$4,322

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 8 — Fair Value Measurement of Assets and Liabilities

The following tables present our financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated (in millions):

	June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$2,268	$2,268	$—	$—
Customer accounts	380	380	—	—
Short-term investments:
Restricted cash	22	22	—	—
Corporate debt securities	1,936	—	1,936	—
Government and agency securities	153	—	153	—
Equity investments with readily determinable fair values	97	97	—	—
Total short-term investments	2,208	119	2,089	—
Equity investment in Adevinta	2,656	2,656	—	—
Derivatives	352	—	69	283
Long-term investments:
Restricted cash	4	4	—	—
Corporate debt securities	378	—	378	—
Government and agency securities	562	—	562	—
Equity investment under the fair value option	391	—	—	391
Total long-term investments	1,335	4	940	391
Total financial assets	$9,199	$5,427	$3,098	$674

Liabilities:
Other liabilities	$24	$—	$—	$24
Derivatives	$30	$—	$30	$—

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$2,154	$2,154	$—	$—
Customer accounts	69	69	—	—
Short-term investments:
Restricted cash	36	36	—	—
Corporate debt securities	2,350	—	2,350	—
Government and agency securities	135	—	135	—
Equity investments with readily determinable fair values	104	104	—	—
Total short-term investments	2,625	140	2,485	—
Equity investment in Adevinta	2,692	2,692	—	—
Derivatives	336	—	122	214
Long-term investments:
Restricted cash	13	13	—	—
Corporate debt securities	646	—	646	—
Government and agency securities	557	—	557	—
Equity investment under the fair value option	431	—	—	431
Total long-term investments	1,647	13	1,203	431
Total financial assets	$9,523	$5,068	$3,810	$645

Liabilities:
Other liabilities	$14	$—	$—	$14
Derivatives	$47	$—	$47	$—

Our financial assets and liabilities are valued using market prices on both active markets (Level 1), less active markets (Level 2) and little or no market activity (Level 3). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. Level 3 instrument valuations typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability. We did not have any transfers of financial instruments between valuation levels during the six months ended June 30, 2023.

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
meeting processing volume milestone targets may have a significant impact on the value of the warrant. Refer to “Note 7 — Derivative Instruments” for further details on our derivative instruments.

The following table presents a reconciliation of the opening to closing balance of assets measured using significant unobservable inputs (Level 3) as of the dates indicated (in millions):

	June 30, 2023	December 31, 2022
Opening balance at beginning of period	$214	$444
Change in fair value	69	(230)
Closing balance at end of period	$283	$214

The following table presents quantitative information about Level 3 significant unobservable inputs used in the fair value measurement of the warrant as of June 30, 2023 (in millions, except percentages):

	Fair value	Valuation technique	Unobservable Input (1)	Range (weighted average)
Warrant	$283	Black-Scholes and Monte Carlo	Probability of vesting	0.0% - 55.0% (48.2%)
			Equity volatility	(51%)
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

The following table presents a reconciliation of the opening to closing balance of the equity investment in Gmarket measured using significant unobservable inputs (Level 3) as of the dates indicated (in millions):

	June 30, 2023	December 31, 2022
Opening balance at beginning of period	$431	$725
Change in fair value	(40)	(294)
Closing balance at end of period	$391	$431

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
This investment is classified within Level 3 in the fair value hierarchy as valuation of the investment reflects management’s estimate of assumptions that market participants would use in pricing the asset. The following table presents quantitative information about Level 3 significant unobservable inputs used in the fair value measurement of the equity investment in Gmarket as of June 30, 2023 that may have a significant impact on the overall valuation (in millions, except multiples):

	Fair value	Valuation technique	Unobservable Input (1)	Range
Equity investment in Gmarket	$391	Market multiples	Revenue multiple — GPC method	0.8x — 1.6x
			Revenue multiple — GMAC method	1.0x — 3.9x
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

Certain other immaterial equity investments under the fair value option aggregating to $40 million and $30 million as of June 30, 2023 and December 31, 2022, respectively, are measured at fair value using the net asset value per share (or its equivalent) practical expedient, and have not been classified in the fair value hierarchy.

Refer to “Note 6 — Investments” for further details about our equity investments.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 9 — Debt

The following table summarizes the carrying value of our outstanding debt as of the dates indicated (in millions, except percentages):

	Coupon	As of	Effective	As of	Effective
	Rate	June 30, 2023	Interest Rate	December 31, 2022	Interest Rate
Long-Term Debt
Floating Rate Notes:
Senior notes due 2023	LIBOR plus 0.87%	$—	—%	$400	3.786%

Fixed Rate Notes:
Senior notes due 2023	2.750%	—	—%	750	2.866%
Senior notes due 2024	3.450%	750	3.531%	750	3.531%
Senior notes due 2025	1.900%	800	1.803%	800	1.803%
Senior notes due 2025	5.900%	425	6.036%	425	6.036%
Senior notes due 2026	1.400%	750	1.252%	750	1.252%
Senior notes due 2027	3.600%	850	3.689%	850	3.689%
Senior notes due 2027	5.950%	300	6.064%	300	6.064%
Senior notes due 2030	2.700%	950	2.623%	950	2.623%
Senior notes due 2031	2.600%	750	2.186%	750	2.186%
Senior notes due 2032	6.300%	425	6.371%	425	6.371%
Senior notes due 2042	4.000%	750	4.114%	750	4.114%
Senior notes due 2051	3.650%	1,000	2.517%	1,000	2.517%
Total senior notes		7,750		8,900
Hedge accounting fair value adjustments (1)		3		5
Unamortized premium/(discount) and debt issuance costs		(32)		(34)
Less: Current portion of long-term debt		—		(1,150)
Total long-term debt		7,721		7,721

Short-Term Debt
Current portion of long-term debt		—		1,150
Total short-term debt		—		1,150
Total Debt		$7,721		$8,871
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

The effective interest rates for our senior notes include the interest payable, the amortization of debt issuance costs and the amortization of any original issue discount and premium on these senior notes. Interest on these senior notes is payable either quarterly or semiannually. Interest expense associated with these senior notes, including amortization of debt issuance costs, was approximately $64 million and $55 million during the three months ended June 30, 2023 and 2022, respectively, and $131 million and $115 million during the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, the estimated fair value of these senior notes, using Level 2 inputs, was approximately $6.9 billion and $8.0 billion, respectively.

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. As of June 30, 2023 and December 31, 2022, there were no commercial paper notes outstanding.

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

As of June 30, 2023, no borrowings were outstanding under our $2 billion credit agreement. However, as described above, we have an up to $1.5 billion commercial paper program and are required to maintain available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due, in an aggregate amount of $1.5 billion. As of June 30, 2023, no borrowings were outstanding under our commercial paper program; therefore, $2 billion of borrowing capacity was available for other purposes permitted by the credit agreement, subject to customary conditions to borrowing. The credit agreement includes a covenant limiting our consolidated leverage ratio to no more than 4.0:1.0, subject to, upon the occurrence of a qualified material acquisition, if so elected by us, a step-up to 4.5:1.0 for the four fiscal quarters completed following such qualified material acquisition. The credit agreement includes customary events of default, with corresponding grace periods in certain circumstances, including payment defaults, cross-defaults and bankruptcy-related defaults. In addition, the credit agreement contains customary affirmative and negative covenants, including restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case, subject to customary exceptions. The credit agreement also contains customary representations and warranties.

We were in compliance with all financial covenants in our outstanding debt instruments during the six months ended June 30, 2023.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 10 — Supplemental Consolidated Financial Information

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable represents amounts invoiced and revenue recognized prior to invoicing when we have satisfied our performance obligation and have the unconditional right to payment. The allowance for doubtful accounts and authorized credits is estimated based upon our assessment of various factors including historical experience, the age of the accounts receivable balances, current economic conditions reasonable and supportable forecasts, and other factors that may affect our customers’ ability to pay. The allowance for doubtful accounts and authorized credits was $43 million and $42 million as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023, we reported an allowance for doubtful accounts of $18 million reflecting an increase of $2 million, net of write-offs of $4 million for the six months ended June 30, 2023. As of December 31, 2022, we reported an allowance for doubtful accounts of $16 million.

Deferred revenue consists of fees received related to unsatisfied performance obligations at the end of the period. Due to the generally short-term duration of contracts, the majority of the performance obligations are satisfied in the following reporting period. The amount of revenue recognized for the six month period ended June 30, 2023 that was included in the deferred revenue balance at the beginning of the period was $31 million. The amount of revenue recognized for the six month period ended June 30, 2022 that was included in the deferred revenue balance at the beginning of the period was $37 million.

Cash, cash equivalents and restricted cash

	June 30, 2023	December 31, 2022
	(In millions)
Cash and cash equivalents	$2,268	$2,154
Customer accounts	380	69
Restricted cash included in short-term investments	22	36
Restricted cash included in long-term investments	4	13
Cash, cash equivalents and restricted cash	$2,674	$2,272

Customer accounts and funds receivable

	June 30, 2023	December 31, 2022
	(In millions)
Customer accounts	$380	$69
Funds receivable	409	694
Customer accounts and funds receivable	$789	$763

Other current assets

	June 30, 2023	December 31, 2022
	(In millions)
Income and other tax receivable	$129	$122
Payment processor advances	126	336
Prepaid expenses	125	120
Accounts receivable, net	77	90
Short-term derivative assets	55	112
Other	284	276
Other current assets	$796	$1,056

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Accrued expenses and other current liabilities

	June 30, 2023	December 31, 2022
	(In millions)
Compensation and related benefits	$395	$426
Sales and use tax and VAT accruals	375	346
Advertising accruals	199	229
Operating lease liabilities	120	131
Transaction loss reserve	106	101
Uninvoiced general and administrative expenses	91	111
Accrued interest expense	56	67
Deferred revenue	37	34
Other	411	421
Accrued expenses and other current liabilities	$1,790	$1,866

Gain (loss) on equity investments and warrant, net

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Unrealized change in fair value of equity investment in Adevinta	$(210)	$(829)	$(36)	$(2,472)
Unrealized change in fair value of equity investment in Adyen	—	(38)	—	(118)
Unrealized change in fair value of equity investment in Gmarket	(29)	(77)	(40)	(259)
Unrealized change in fair value of equity investment in KakaoBank	(4)	(105)	(7)	(196)
Change in fair value of warrant	31	(104)	69	(219)
Realized change in fair value of shares sold in Adyen	—	(1)	—	(167)
Realized change in fair value of shares sold in KakaoBank	—	(67)	—	(75)
Gain (loss) on other investments	(2)	—	(2)	(6)
Total gain (loss) on equity investments and warrant, net	$(214)	$(1,221)	$(16)	$(3,512)

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 11 — Commitments and Contingencies

Off-Balance Sheet Arrangements

As of June 30, 2023, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

We have a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows for cash withdrawals from the financial institution based upon our aggregate operating cash balances held within the same financial institution (“Aggregate Cash Deposits”). This arrangement also allows us to withdraw amounts exceeding the Aggregate Cash Deposits up to an agreed-upon limit. The net balance of the withdrawals and the Aggregate Cash Deposits are used by the financial institution as a basis for calculating our net interest expense or income under the arrangement. As of June 30, 2023, we had a total of $175 million in aggregate cash deposits and $8 million in aggregate cash withdrawals held within the financial institution under the cash pooling arrangement.

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

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable were not material for the six months ended June 30, 2023. We have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to significant uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material. Legal fees are expensed as incurred.

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

The following table summarizes stock repurchase activity under our stock repurchase programs for the period indicated (in millions, except per share amounts):

	Shares Repurchased (1)	Average Price per Share (2)	Value of Shares Repurchased (2)	Remaining Amount Authorized
Balance as of January 1, 2023				$2,848
Repurchase of shares of common stock	11	$44.92	$500	(500)
Balance as of June 30, 2023				$2,348
(1) These repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. None of the repurchased shares of common stock have been retired.
(2) Excludes broker commissions and excise tax accruals.

Dividends

The Company paid a total of $133 million and $121 million in cash dividends during the three months ended June 30, 2023 and 2022, respectively, and $267 million and $250 million in cash dividends during the six months ended June 30, 2023 and 2022, respectively. In July 2023, our Board of Directors declared a cash dividend of $0.25 per share of common stock to be paid on September 15, 2023 to stockholders of record as of September 1, 2023.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 13 — Employee Benefit Plans

Restricted Stock Unit Activity

The following table presents restricted stock unit (“RSU”) activity under our equity incentive plans for the period indicated (in millions):

Units
Outstanding as of January 1, 2023	21
Awarded	14
Vested	(6)
Forfeited	(2)
Outstanding as of June 30, 2023	27

The weighted average grant date fair value for RSUs awarded during the six months ended June 30, 2023 was $44.28 per share.

Stock-Based Compensation Expense

The following table presents the impact on our results of continuing operations of recording stock-based compensation expense for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of net revenues	$14	$13	$27	$25
Sales and marketing	25	20	45	40
Product development	74	62	133	107
General and administrative	41	42	77	76
Total stock-based compensation expense	$154	$137	$282	$248
Capitalized in product development	$4	$3	$8	$7

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

We have recognized the tax consequences of all foreign unremitted earnings and management has no specific plans to indefinitely reinvest the unremitted earnings of our foreign subsidiaries as of the balance sheet date. Accordingly, as of June 30, 2023 and December 31, 2022, $292 million and $526 million, respectively, of our liability for deemed repatriation of foreign earnings was included in other liabilities on our consolidated balance sheet. We have not provided for deferred taxes on outside basis differences in our investments in our foreign subsidiaries that are unrelated to unremitted earnings. These basis differences will be indefinitely reinvested. A determination of the unrecognized deferred taxes related to these other components of our outside basis difference is not practicable.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 15 — Accumulated Other Comprehensive Income

The following tables summarize the changes in AOCI for the periods indicated (in millions):

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of March 31, 2023	$61	$(79)	$223	$26	$231
Other comprehensive income (loss) before reclassifications	(20)	—	(37)	6	(51)
Less: Amount of gain (loss) reclassified from AOCI	17	—	—	(4)	13
Net current period other comprehensive income (loss)	(37)	—	(37)	10	(64)
Balance as of June 30, 2023	$24	$(79)	$186	$36	$167

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of March 31, 2022	$85	$(58)	$294	$21	$342
Other comprehensive income (loss) before reclassifications	114	(19)	(85)	(24)	(14)
Less: Amount of gain (loss) reclassified from AOCI	9	(2)	—	(2)	5
Net current period other comprehensive income (loss)	105	(17)	(85)	(22)	(19)
Balance as of June 30, 2022	$190	$(75)	$209	$(1)	$323

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2022	$114	$(98)	$222	$21	$259
Other comprehensive income (loss) before reclassifications	(41)	19	(36)	4	(54)
Less: Amount of gain (loss) reclassified from AOCI	49	—	—	(11)	38
Net current period other comprehensive income (loss)	(90)	19	(36)	15	(92)
Balance as of June 30, 2023	$24	$(79)	$186	$36	$167

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2021	$65	$(7)	$328	$12	$398
Other comprehensive income (loss) before reclassifications	141	(70)	(119)	(16)	(64)
Less: Amount of gain (loss) reclassified from AOCI	16	(2)	—	(3)	11
Net current period other comprehensive income (loss)	125	(68)	(119)	(13)	(75)
Balance as of June 30, 2022	$190	$(75)	$209	$(1)	$323

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes the reclassifications out of AOCI for the periods indicated (in millions):

Details about AOCI Components	Affected Line Item in the Statement of Income	Amount of Gain (Loss) Reclassified From AOCI
		Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
Gains (losses) on cash flow hedges:
Foreign exchange contracts	Net revenues	$14	$9	$43	$15
Foreign exchange contracts	Cost of net revenues	—	—	(1)	—
Interest rate contracts	Interest and other, net	3	(2)	7	(1)
	Total, from continuing operations before income taxes	17	7	49	14
	Provision for income taxes	(4)	(2)	(11)	(3)
	Total, from continuing operations net of income taxes	13	5	38	11

Total reclassifications for the period	Total, net of income taxes	$13	$5	$38	$11

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 16 — Restructuring

The following table summarizes restructuring reserve activity for the period indicated (in millions):

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Accrued liability, beginning of period	$28	$—
Charges	—	42
Payments	(22)	(36)
Adjustments	(1)	(1)
Accrued liability, end of period	$5	$5

During the first quarter of 2023, management announced plans that included a reduction in workforce and other exit costs. The reduction was substantially completed in the first quarter of 2023 and resulted in a pre-tax charge of $42 million. Restructuring charges are included in general and administrative expenses in the condensed consolidated statement of income.

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

In 2022, and extending into the second quarter of 2023, we experienced reduced traffic in most markets resulting from geopolitical events, inflationary pressure, foreign exchange rate volatility and lower consumer confidence. These factors negatively impacted discretionary consumer spending, are uncertain in duration and we expect them to continue throughout 2023.

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

Quarter Highlights

Net revenues increased 5% to $2,540 million during the three months ended June 30, 2023 compared to the same period in 2022 primarily due to the investment in focus categories and higher take rate as a result of the expansion of promoted listings, international shipping and payment services. The increase in net revenues was partially offset by a reduction in traffic in most markets resulting from geopolitical events, inflationary pressure, foreign exchange rate volatility and lower consumer confidence during the three months ended June 30, 2023. FX-Neutral net revenues (as defined above) increased 6% during the three months ended June 30, 2023 compared to the same period in 2022. Operating margin decreased to 20.4% for the three months ended June 30, 2023 compared to 21.7% for the same period in 2022.

We generated cash flow from continuing operating activities of $605 million during the three months ended June 30, 2023 compared to $577 million in the same period in 2022.

We recorded unrealized losses of $214 million in aggregate in gain (loss) on equity investments and warrant, net on our condensed consolidated statement of income during the three months ended June 30, 2023 compared to $1,221 million of realized and unrealized losses recorded during the same period in 2022.

During the three months ended June 30, 2023, we paid $250 million cash for the purchase of common stock and paid $133 million in cash dividends.

In July 2023, we declared a quarterly cash dividend of $0.25 per share of common stock to be paid on September 15, 2023 to stockholders of record as of September 1, 2023.

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

The following table presents net revenues for the periods indicated (in millions, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Net revenues	$2,540	$2,422	5%	$5,050	$4,905	3%

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

	Quarter Ended
	March 31	June 30	September 30	December 31
2021
Net revenues	$2,638	$2,668	$2,501	$2,613
% change from prior quarter	6%	1%	(6)%	4%
2022
Net revenues	$2,483	$2,422	$2,380	$2,510
% change from prior quarter	(5)%	(2)%	(2)%	5%
2023
Net revenues	$2,510	$2,540	$—	$—
% change from prior quarter	—%	1%

Net Revenues by Geography

Revenues are attributed to U.S. and international geographies primarily based upon the country in which the seller, platform that displays advertising, other service provider or customer, as the case may be, is located. The following table presents net revenues by geography for the periods indicated (in millions, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
U.S.	$1,265	$1,199	6%	$2,526	$2,425	4%
Percentage of net revenues	50%	49%		50%	49%

International	1,275	1,223	4%	2,524	2,480	2%
Percentage of net revenues	50%	51%		50%	51%

Total net revenues	$2,540	$2,422	5%	$5,050	$4,905	3%

Our commerce platforms operate globally, resulting in certain revenues that are denominated in foreign currencies, primarily the British pound and euro. Year-over-year appreciation or depreciation of the U.S. dollar may have a material impact to our financial results, and we have seen elevated foreign currency volatility that we expect to continue throughout 2023. Through our hedging programs, we actively monitor foreign currency volatility and attempt to mitigate the risk. As shown in the table above, we generate approximately half of our net revenues internationally. Because of these factors, we are subject to the risks related to doing business in foreign countries as discussed in “Part I - Item 1A: Risk Factors” of the 2022 Form 10-K.

Net revenues included $14 million and $43 million of hedging gains during the three and six months ended June 30, 2023 as compared to $9 million and $15 million of hedging gains during the same periods in 2022. Foreign currency movements relative to the U.S. dollar had an unfavorable impact of $9 million and $54 million on net revenues during the three and six months ended June 30, 2023 compared to an unfavorable impact of $95 million and $153 million on net revenues during the same periods in 2022. The effect of foreign currency exchange rate movements during the three months ended June 30, 2023 compared to the same periods in 2022 was primarily attributable to the strengthening of the U.S. dollar against the British pound while the effect of foreign currency exchange rate movements during the six months ended June 30, 2023 compared to the same periods in 2022 was primarily attributable to the strengthening of the U.S. dollar against the British pound and euro.

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

The following table presents net revenues, GMV and take rate for the periods indicated (in millions, except percentages):

	Three Months Ended June 30,		% Change		Six Months Ended June 30,		% Change
	2023	2022	As Reported	FX-Neutral	2023	2022	As Reported	FX-Neutral
Net revenues (1)	$2,540	$2,422	5%	6%	$5,050	$4,905	3%	4%

Supplemental data:
GMV	$18,214	$18,549	(2)%	(1)%	$36,624	$37,958	(4)%	(1)%
Take rate (2)	13.95%	13.06%	0.87%		13.79%	12.92%	0.87%
(1) Net revenues were net of $14 million and $43 million hedging gains during the three and six months ended June 30, 2023 as compared to $9 million and $15 million hedging gains during the same periods in 2022.
(2) Take rate is defined as net revenues divided by GMV, as discussed above.

Net revenues increased primarily due to the investment in focus categories and higher take rate as a result of the expansion of promoted listings, international shipping and payment services. The increase in net revenues was partially offset by a reduction in traffic in most markets resulting from geopolitical events, inflationary pressure, foreign exchange rate volatility and lower consumer confidence, which negatively impacted discretionary consumer spending during the three and six months ended June 30, 2023.

Net revenues increased despite lower GMV during the three and six months ended June 30, 2023 compared to 2022 primarily due to the benefit of a higher take rate during the same periods, as discussed above. We expect the divergence between net revenues and GMV to continue throughout the year. Despite GMV’s divergence from net revenues, we still believe the metric provides a useful measure of overall volume of paid transactions that flow through the platform in a given period.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Cost of net revenues	$718	$663	8%	$1,418	$1,352	5%
Percentage of net revenues	28%	27%		28%	28%

Cost of net revenues, net of immaterial hedging activities, increased during the three months ended June 30, 2023 compared to the same period in 2022 primarily driven by a $27 million increase related to the launch of eBay International Shipping and a $15 million increase related to the expansion of authentication services.

Cost of net revenues, net of immaterial hedging activities, increased during the six months ended June 30, 2023 compared to the same period in 2022 primarily driven by a $39 million increase related to the launch of eBay International Shipping, a $28 million increase related to the expansion of authentication services, and a $12 million increase in customer support costs, partially offset by a $11 million decrease in payment processing costs incurred and a $15 million favorable impact of foreign currency movements relative to the U.S. dollar.

Operating Expenses

The following table presents operating expenses for the periods indicated (in millions, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Sales and marketing	$566	$566	—%	$1,077	$1,044	3%
Percentage of net revenues	22%	23%		21%	21%
Product development	392	344	14%	744	645	15%
Percentage of net revenues	15%	14%		15%	13%
General and administrative	251	237	6%	548	463	18%
Percentage of net revenues	10%	10%		11%	9%
Provision for transaction losses	90	86	**	174	182	(4)%
Percentage of net revenues	4%	4%		3%	4%
Amortization of acquired intangible assets	5	1	**	13	2	**
Total operating expenses	$1,304	$1,234	6%	$2,556	$2,336	9%
** Not meaningful

Foreign currency movements relative to the U.S. dollar had a favorable impact of $11 million and $41 million on operating expenses during the three and six months ended June 30, 2023, respectively, compared to a favorable impact of $53 million and $81 million during the same periods in 2022. Hedging activity within operating expenses was immaterial during the three and six months ended June 30, 2023.

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

Sales and marketing expenses were flat during the three months ended June 30, 2023 compared to the same period in 2022 with a $15 million increase in employee related costs offset by an $8 million decrease in professional service fees and a $6 million favorable impact of foreign currency movements relative to the U.S. dollar.

The increase in sales and marketing expenses during the six months ended June 30, 2023 compared to the same period in 2022 was primarily due to a $41 million increase in employee related costs and a $37 million increase in advertising and marketing program costs (both online and offline), partially offset by a $16 million decrease in professional service fees and a $25 million favorable impact of foreign currency movements relative to the U.S. dollar.

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

The increase in product development expenses during the three and six months ended June 30, 2023 compared to the same periods in 2022 was primarily due to an increase in employee related costs as we continue to innovate and modernize the shopping experience across our platforms powered by intelligent computing at scale.

Capitalized internal use and platform development costs were $28 million and $58 million in the three and six months ended June 30, 2023, respectively, compared to $30 million and $62 million in the three and six months ended June 30, 2022. These costs are primarily reflected as a cost of net revenues when amortized in future periods.

General and Administrative

General and administrative expenses primarily consist of employee compensation including stock-based compensation, contractor costs, facilities costs, depreciation of equipment, employer payroll taxes on stock-based compensation, legal expenses, restructuring, insurance premiums and other professional service fees. Our legal expenses, including those related to various ongoing legal proceedings, may fluctuate substantially from period to period.

The increase in general and administrative expenses during the three months ended June 30, 2023 compared to the same period in 2022 was primarily due to an $11 million increase in employee related costs and a $10 million increase in professional service fees.

The increase in general and administrative expenses during the six months ended June 30, 2023 compared to the same period in 2022 was primarily due to $41 million of restructuring costs that did not occur in the same period in 2022, a $28 million increase in employee related costs and a $20 million increase in professional service fees.

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

The decrease in provision for transaction losses during the six months ended June 30, 2023 compared to the same period in 2022 was primarily due to $13 million lower bad debt expense.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Unrealized change in fair value of equity investment in Adevinta	$(210)	$(829)	75%	$(36)	$(2,472)	99%
Unrealized change in fair value of equity investment in Adyen	—	(38)	**	—	(118)	**
Unrealized change in fair value of equity investment in Gmarket	(29)	(77)	(62)%	(40)	(259)	(85)%
Unrealized change in fair value of equity investment in KakaoBank	(4)	(105)	(96)%	(7)	(196)	(96)%
Change in fair value of warrant	31	(104)	(130)%	69	(219)	(132)%
Realized change in fair value of shares sold in Adyen	—	(1)	**	—	(167)	**
Realized change in fair value of shares sold in KakaoBank	—	(67)	**	—	(75)	**
Gain (loss) on other investments	(2)	—	**	(2)	(6)	**
Total gain (loss) on equity investments and warrant, net	$(214)	$(1,221)	**	$(16)	$(3,512)	**
Percentage of net revenues	(8)%	(50)%		—%	(72)%
** Not meaningful

The change in gain (loss) on equity investments and warrant, net during the three and six months ended June 30, 2023 compared to the same periods in 2022 was primarily driven by the change in the fair value of our equity investments in Adevinta, Gmarket and KakaoBank and the fair value of warrant.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Interest income	$48	$10	380%	$90	$18	400%
Interest expense	(65)	(56)	16%	(133)	(118)	13%
Foreign exchange and other	(2)	15	(113)%	(2)	19	(111)%
Total interest and other, net	$(19)	$(31)	(39)%	$(45)	$(81)	(44)%
Percentage of net revenues	(1)%	(1)%		(1)%	(2)%

Interest income increased primarily due to higher yields on corporate debt and government and agency securities in a higher interest rate environment. We expect this trend to continue throughout 2023.

Interest expense increased primarily due to higher rates offset by lower average notional on outstanding debt during 2023. In 2023, we repaid two tranches of senior notes at substantially lower interest rates than the senior notes that were issued during the fourth quarter of 2022. As a result, we expect continued upward pressure on interest expense throughout 2023.

Income Tax Provision

The following table presents provision (benefit) for income taxes for the periods indicated (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income tax provision (benefit)	$113	$(191)	$274	$(501)
Effective tax rate	39.7%	26.3%	27.0%	21.1%

The increase in our effective tax rate for the three and six months ended June 30, 2023 compared to the same periods in 2022 was primarily due to an increase in reserves for uncertain tax positions relative to total income (loss) from continuing operations before taxes in 2023, offset by the 2022 deduction related to the closure of our marketplace in Turkey.

We are regularly under examination by tax authorities both domestically and internationally. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations, although there are inherent uncertainties in these examinations. Due to the ongoing tax examinations, it is generally impractical to determine the amount and timing of these adjustments. However, we expect several tax examinations to close within the next twelve months. See “Note 14 — Income Taxes” to the condensed consolidated financial statements included in this report for more information on estimated settlements within the next twelve months.

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

These non-GAAP measures are provided to enhance investors’ overall understanding of our current financial performance and prospects for the future. Specifically, we believe these non-GAAP measures provide useful information to both management and investors by excluding the foreign currency exchange rate impact that may not be indicative of our core operating results and business outlook. In addition, because we have historically reported certain non-GAAP results to investors, we believe that the inclusion of these non-GAAP measures provides consistency in our financial reporting.

The following tables present a reconciliation of FX-Neutral GMV and FX-Neutral net revenues (each as defined below) to our reported GMV and net revenues for the periods indicated (in millions, except percentages):

	Three Months Ended June 30,
	2023			2022	% Change
	As Reported	Exchange Rate Effect (1)(3)	FX-Neutral (2)	As Reported	As Reported	FX-Neutral
GMV	$18,214	$(176)	$18,390	$18,549	(2)%	(1)%

Net Revenues	$2,540	$(9)	$2,549	$2,422	5%	6%

	Six Months Ended June 30,
	2023			2022	% Change
	As Reported	Exchange Rate Effect (1)(3)	FX-Neutral (2)	As Reported	As Reported	FX-Neutral
GMV	$36,624	$(780)	$37,404	$37,958	(4)%	(1)%

Net Revenues	$5,050	$(54)	$5,104	$4,905	3%	4%
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
(3) Net revenues were net of $14 million and $43 million hedging gains during the three and six months ended June 30, 2023 as compared to $9 million and $15 million hedging gains during the same periods in 2022.

Liquidity and Capital Resources

Cash Flows

	Six Months Ended June 30,
	2023	2022
	(In millions)
Net cash provided by (used in):
Continuing operating activities	$1,446	$1,206
Continuing investing activities	424	3,764
Continuing financing activities	(1,458)	(4,182)
Effect of exchange rates on cash, cash equivalents and restricted cash	(6)	(57)
Net decrease in cash, cash equivalents and restricted cash - discontinued operations	(4)	(365)
Net increase (decrease) in cash, cash equivalents and restricted cash	$402	$366

Continuing Operating Activities

Our operating cash flows arise primarily from cash received from our customers on our platforms offset by cash payments for sales and marketing, employee compensation and payment processing expenses.

Cash provided by continuing operating activities of $1,446 million in the six months ended June 30, 2023 compared to cash provided by continuing operating activities of $1,206 million in the six months ended June 30, 2022 was primarily attributable to working capital movements and changes in non-cash items during the six months ended June 30, 2023 compared to the same period in 2022.

Continuing Investing Activities

Cash provided by continuing investing activities of $424 million in the six months ended June 30, 2023 was primarily attributable to proceeds of $8,382 million from the maturities and sales of investments, partially offset by cash paid for investments of $7,687 million and property and equipment of $245 million.

The largely offsetting effects of purchases of investments and maturities and sale of investments results from the management of our investments. As our immediate cash needs change, purchase and sale activity will fluctuate.

Continuing Financing Activities

Cash used in continuing financing activities of $1,458 million in the six months ended June 30, 2023 was primarily attributable to debt repayments of $1,150 million related to the redemption of our floating rate and 2.750% senior notes due 2023, cash paid to repurchase $492 million of common stock, and $267 million paid in cash dividends, partially offset by net funds receivable and payable activity of $562 million driven by changes in payment processors.

The negative effect of exchange rate movements on cash, cash equivalents and restricted cash was due to the strengthening of the U.S. dollar against other currencies during the six months ended June 30, 2023 and 2022.

Liquidity and Capital Resource Requirements

As of June 30, 2023 and December 31, 2022, we had assets classified as cash and cash equivalents as well as short-term and long-term non-equity investments from continuing operations, in an aggregate amount of $5.3 billion and $5.9 billion, respectively. We had an additional $380 million and $69 million, respectively, of cash proceeds, related to marketplace activity and held on behalf of customers, which we recorded separately on our condensed consolidated balance sheets as customer accounts and funds receivable. We believe these assets together with cash expected to be generated from operations, borrowings available under our credit agreement and commercial paper program, and our access to capital markets, will be sufficient to satisfy our material cash requirements over the next 12 months and for the foreseeable future.

However, geopolitical events, inflationary pressure, foreign exchange rate volatility and global economic uncertainty have caused material disruptions in both U.S. and international financial markets and economies and are uncertain in duration. The impact of these events has increased, and may continue to increase, our borrowing costs and other costs of capital and otherwise adversely affect our business, results of operations, financial condition and liquidity. The future impact of these events cannot be predicted with certainty and we cannot assure that we will have access to external financing at times and on terms we consider acceptable, or at all, or that we will not experience other liquidity issues going forward.

Senior Notes

In January 2023, we redeemed the $1.2 billion aggregate principal amount of the floating rate and 2.750% senior notes due 2023. Total cash consideration paid was $1.2 billion, as the redemption price was equal to 100% of the principal amount. In addition, we paid accrued and unpaid interest on the principal amount.

As of June 30, 2023, we had fixed-rate senior notes outstanding for an aggregate principal amount of $7.8 billion, with none payable within 12 months. The net proceeds from the issuances of these senior notes are used for general corporate purposes, including, among other things, capital expenditures, share repurchases, repayment of indebtedness and possible acquisitions.

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. As of June 30, 2023, there were no commercial paper notes outstanding.

Credit Agreement

In March 2020, we entered into a credit agreement that provides for an unsecured $2 billion five-year credit facility. We may also, subject to the agreement of the applicable lenders, increase commitments under the revolving credit facility by up to $1 billion. Funds borrowed under the credit agreement may be used for working capital, capital expenditures, acquisitions and other general corporate purposes. As of June 30, 2023, no borrowings were outstanding under our $2 billion credit agreement.

Credit Ratings

As of June 30, 2023, we were rated investment grade by Standard and Poor’s Financial Services, LLC (long-term rated BBB+, short-term rated A-2, with a stable outlook) and Moody’s Investor Service (long-term rated Baa1, short-term rated P-2, with a stable outlook). We disclose these ratings to enhance the understanding of our sources of liquidity and the effects of our ratings on our costs of funds. Our borrowing costs depend, in part, on our credit ratings and any actions taken by these credit rating agencies to lower our credit ratings, as described above, will likely increase our borrowing costs.

We were in compliance with all financial covenants in our outstanding debt instruments for the six months ended June 30, 2023. For additional details related to our debt, please see “Note 9 — Debt” to the condensed consolidated financial statements included in this report.

Income Taxes

As of June 30, 2023, our assets classified as cash and cash equivalents as well as short-term and long-term non-equity investments included assets held in certain of our foreign operations totaling approximately $2.4 billion. As we repatriate these funds to the U.S., we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs. We have accrued deferred taxes for the tax effect of repatriating the funds to the U.S.

During the first quarter of 2023, the IRS provided tax relief for the California winter storms, as a result, we have deferred our 2023 quarterly federal cash tax payments until the fourth quarter of 2023.

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

We expect to continue making opportunistic and programmatic repurchases of our common stock, subject to market conditions and other uncertainties. However, our stock repurchase programs may be limited or terminated at any time without prior notice. The timing and actual number of shares repurchased will depend on a variety of factors, including corporate and regulatory requirements, price and other market conditions and management’s determination as to the appropriate use of our cash.

During the six months ended June 30, 2023, we repurchased approximately $500 million of our common stock under our stock repurchase programs. As of June 30, 2023, a total of approximately $2.3 billion remained available for future repurchases of our common stock under our stock repurchase programs. See “Note 12 — Stockholders’ Equity” to the condensed consolidated financial statements included in this report for more information about our stock repurchase programs.

Dividends

The Company paid a total of $133 million and $121 million in cash dividends during the three months ended June 30, 2023 and 2022, respectively, and $267 million and $250 million in cash dividends during the six months ended June 30, 2023 and 2022, respectively. In July 2023, our Board of Directors declared a cash dividend of $0.25 per share of common stock to be paid on September 15, 2023 to stockholders of record as of September 1, 2023.

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

We have a cash pooling arrangement with a financial institution for cash management purposes. As of June 30, 2023, we had a total of $175 million in aggregate cash deposits and $8 million in aggregate cash withdrawals held within the financial institution under the cash pooling arrangement. See “Note 11 — Commitments and Contingencies” to the condensed consolidated financial statements included in this report for more information about our cash pooling arrangement.

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

The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our cash equivalents, customer accounts and short-term and long-term investments in a variety of asset types, including bank deposits, government bonds and corporate debt securities. As of June 30, 2023, approximately 29% of our total cash and investments was held in cash and cash equivalents and customer accounts. As such, changes in interest rates will impact interest income. As discussed below, the fair market values of our fixed rate securities may be adversely affected due to a rise in interest rates, and we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates.

As of June 30, 2023, the balance of our corporate debt and government bond securities was $3.0 billion, which represented approximately 34% of our total cash and investments. Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate investment securities may be adversely impacted due to a rise in interest rates. In general, fixed-rate securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease and may also suffer a decline in market value if interest rates increase. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. A hypothetical 1% (100 basis point) point increase in interest rates would have resulted in a decrease in the fair value of our investments of $20 million and $22 million as of June 30, 2023 and December 31, 2022, respectively.

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

Equity Price Risk

Equity investments

In 2021, we completed the transfer of our Classifieds business to Adevinta. Upon completion of the transfer we received an equity interest in Adevinta. The equity investment is accounted for under the fair value option and changes in Adevinta’s stock price and equity volatility may have a significant impact on the value of our equity investment in Adevinta. As of June 30, 2023, a one dollar change in Adevinta’s common stock, holding other factors constant, would increase or decrease the fair value of the investment by approximately $404 million.

The fair value of our equity investment in KakaoBank is measured based on closing stock price and prevailing foreign exchange rate at each balance sheet date. Valuation of equity investments with readily determinable fair values can be obtained from real time quotes in active markets. Changes in KakaoBank’s stock price and equity volatility may have a significant impact on the value of our equity investment in KakaoBank. As of June 30, 2023, a one dollar change in KakaoBank’s common stock, holding other factors constant, would increase or decrease the fair value of the investment by approximately $5 million.

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

As of June 30, 2023, our equity investments totaled $3.3 billion, which represented approximately 37% of our total cash and investments, and primarily related to our equity investment in Adevinta.

For additional details related to these investments, please see “Note 6 — Investments” to our condensed consolidated financial statements included in this report.

Warrant

We entered into a warrant agreement in conjunction with a commercial agreement with Adyen that, subject to meeting certain conditions, entitles us to acquire a fixed number of shares up to 5% of Adyen’s fully diluted issued and outstanding share capital at a specific date. As discussed above, in 2021 we met the processing volume milestone target to vest the first tranche of the warrant, and we exercised the option to purchase shares of Adyen. The remaining tranches of the warrant are accounted for as a derivative instrument under ASC Topic 815, Derivatives and Hedging. Changes in Adyen’s common stock price and equity volatility may have a significant impact on the value of the warrant. As of June 30, 2023, a one dollar change in Adyen’s common stock, holding other factors constant, would increase or decrease the fair value of the warrant by approximately $0.2 million. For additional details related to the warrant, please see “Note 7 — Derivative Instruments” to our condensed consolidated financial statements included in this report.

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

The following table illustrates the fair values of outstanding foreign exchange contracts designated as cash flow hedges and foreign exchange contracts not designated for hedge accounting and the before-tax effect on fair values of a hypothetical adverse change in the foreign exchange rates that existed as of June 30, 2023. The sensitivity for foreign currency contracts is based on a 20% adverse change in foreign exchange rates, against relevant functional currencies.

	Fair Value Asset/(Liability)	Fair Value Sensitivity
	(In millions)
Foreign exchange contracts - Cash flow hedges	$32	$(103)
Foreign exchange contracts - Not designated for hedge accounting	$7	$(117)

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

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $11 million as of June 30, 2023 taking into consideration the offsetting effect of foreign exchange forwards in place as of June 30, 2023.

Item 4:    Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2023.

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

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchase activity during the three months ended June 30, 2023 was as follows:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet be Purchased Under the Programs (1)
April 30, 2023	1,783,677	$43.83	1,783,677	$2,519,898,625
May 31, 2023	1,976,357	$44.46	1,976,357	$2,432,022,568
June 30, 2023	1,883,178	$44.68	1,883,178	$2,347,879,441
	5,643,212		5,643,212
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
During the three months ended June 30, 2023, we repurchased approximately $250 million of our common stock under our stock repurchase programs. As of June 30, 2023, a total of approximately $2.3 billion remained available for future repurchases of our common stock under our stock repurchase programs.
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

Item 3:    Defaults Upon Senior Securities

Not applicable.

Item 4:    Mine Safety Disclosures

Not applicable.

Item 5:    Other Information

On May 12, 2023, Eddie Garcia, our Senior Vice President, Chief Product Officer, adopted a written trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “10b5-1 Plan”), which is designed to be in effect until May 10, 2024, subject to customary exceptions. His 10b5-1 Plan calls for the sale of a percentage of shares that he could receive upon the future vesting of certain outstanding equity awards, net of any shares withheld by us to satisfy applicable taxes. The number of shares to be withheld, and thus the exact number of shares to be sold pursuant to Mr. Garcia’s 10b5-1 Plan, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, without subtracting any shares to be withheld upon future vesting events, the aggregate number of shares to be sold pursuant to Mr. Garcia’s 10b5-1 Plan is 18,476.

On May 16, 2023, Cornelius Boone, our Senior Vice President, Chief People Officer, adopted a 10b5-1 Plan, which is designed to be in effect until December 29, 2023, subject to customary exceptions. His 10b5-1 Plan calls for the sale of a percentage of shares that he could receive upon the future vesting of certain outstanding equity awards, net of any shares withheld by us to satisfy applicable taxes. The number of shares to be withheld, and thus the exact number of shares to be sold pursuant to Mr. Boone’s 10b5-1 Plan, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, without subtracting any shares to be withheld upon future vesting events, the aggregate number of shares to be sold pursuant to Mr. Boone’s 10b5-1 Plan is 15,682.

Item 6:    Exhibits

The information required by this Item is set forth in the Index to Exhibits of this Quarterly Report.

INDEX TO EXHIBITS

Exhibit Number	Filed or furnished with this 10-Q	Description
3.01
Registrant’s Amended and Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the SEC on June 23, 2023 (File No. 001-37713) and incorporated herein by reference).

10.01+
eBay Inc. Equity Incentive Award Plan, as amended and restated (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on June 23, 2023 (File No. 001-37713) and incorporated herein by reference).

10.02	X	First Amendment, dated as of April 27, 2023, to Credit Agreement, dated as of March 6, 2020, by and among Registrant, JPMorgan Chase Bank, N.A., as Administrative Agent and the other parties thereto.
31.01	X	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	X	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	X	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	X	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101	X
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2023 were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statement of Income, (iii) Condensed Consolidated Statement of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders’ Equity and (v) Condensed Consolidated Statement of Cash Flows. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	X	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
+ Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eBay Inc.
Principal Executive Officer:

		By:	/s/ Jamie Iannone
Jamie Iannone
Chief Executive Officer
Date:	July 27, 2023
Principal Financial Officer:

		By:	/s/ Steve Priest
Steve Priest
Chief Financial Officer
Date:	July 27, 2023
Principal Accounting Officer:

		By:	/s/ Rebecca Spencer
Rebecca Spencer
Vice President, Chief Accounting Officer
Date:	July 27, 2023