Form 10-Q
period 2023-09-30
EBAY INC
filed 2023-11-08
CIK 1065088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒
As of November 3, 2023, there were 519 million shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

eBay Inc.

PART I: FINANCIAL INFORMATION

Item 1:    Financial Statements (unaudited)

eBay Inc.
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2023	December 31, 2022
	(In millions, except par value)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,550	$2,154
Short-term investments	2,144	2,625
Equity investment in Adevinta	4,023	2,692
Customer accounts and funds receivable	908	763
Other current assets	689	1,056
Total current assets	10,314	9,290
Long-term investments	1,352	1,797
Property and equipment, net	1,201	1,238
Goodwill	4,238	4,262
Operating lease right-of-use assets	446	513
Deferred tax assets	3,086	3,169
Other assets	547	581
Total assets	$21,184	$20,850
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$750	$1,150
Accounts payable	303	261
Customer accounts and funds payable	986	768
Accrued expenses and other current liabilities	1,967	1,866
Income taxes payable	776	226
Total current liabilities	4,782	4,271
Operating lease liabilities	355	418
Deferred tax liabilities	2,264	2,245
Long-term debt	6,973	7,721
Other liabilities	911	1,042
Total liabilities	15,285	15,697
Commitments and Contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value; 3,580 shares authorized; 520 and 539 shares outstanding	2	2
Additional paid-in capital	17,639	17,279
Treasury stock at cost, 1,212 and 1,186 shares	(47,862)	(46,702)
Retained earnings	35,941	34,315
Accumulated other comprehensive income	179	259
Total stockholders’ equity	5,899	5,153
Total liabilities and stockholders’ equity	$21,184	$20,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions, except per share amounts)
	(Unaudited)
Net revenues	$2,500	$2,380	$7,550	$7,285
Cost of net revenues	705	647	2,123	1,999
Gross profit	1,795	1,733	5,427	5,286
Operating expenses:
Sales and marketing	567	538	1,644	1,582
Product development	401	345	1,145	990
General and administrative	283	212	831	675
Provision for transaction losses	85	69	259	251
Amortization of acquired intangible assets	4	1	17	3
Total operating expenses	1,340	1,165	3,896	3,501
Income from operations	455	568	1,531	1,785
Gain (loss) on equity investments and warrant, net	1,212	(593)	1,196	(4,105)
Interest and other, net	(6)	(29)	(51)	(110)
Income (loss) from continuing operations before income taxes	1,661	(54)	2,676	(2,430)
Income tax benefit (provision)	(355)	(16)	(629)	485
Income (loss) from continuing operations	1,306	(70)	2,047	(1,945)
Income (loss) from discontinued operations, net of income taxes	(1)	1	(4)	4
Net income (loss)	$1,305	$(69)	$2,043	$(1,941)

Income (loss) per share - basic:
Continuing operations	$2.47	$(0.13)	$3.84	$(3.45)
Discontinued operations	0.00	0.00	(0.01)	0.01
Net income (loss) per share - basic	$2.47	$(0.13)	$3.83	$(3.44)

Income (loss) per share - diluted:
Continuing operations	$2.46	$(0.13)	$3.81	$(3.45)
Discontinued operations	0.00	0.00	(0.01)	0.01
Net income (loss) per share - diluted	$2.46	$(0.13)	$3.80	$(3.44)

Weighted-average shares:
Basic	529	548	533	563
Diluted	532	548	537	563

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
	(Unaudited)
Net income (loss)	$1,305	$(69)	$2,043	$(1,941)
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation gains (losses)	(30)	(77)	(66)	(196)
Unrealized gains (losses) on investments, net	13	(31)	32	(99)
Tax benefit (expense) on unrealized gains (losses) on investments, net	(3)	7	(7)	22
Unrealized gains (losses) on hedging activities, net	40	151	(50)	275
Tax benefit (expense) on unrealized gains (losses) on hedging activities, net	(8)	(33)	11	(60)
Other comprehensive income (loss), net of tax	12	17	(80)	(58)
Comprehensive income (loss)	$1,317	$(52)	$1,963	$(1,999)

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions, except per share amounts)
	(Unaudited)
Common stock:
Balance, beginning of period	$2	$2	$2	$2
Common stock issued	—	—	—	—
Common stock repurchased	—	—	—	—
Balance, end of period	2	2	2	2
Additional paid-in-capital:
Balance, beginning of period	17,529	17,059	17,279	16,659
Common stock and stock-based awards issued	—	—	48	55
Tax withholdings related to net share settlements of restricted stock units and awards	(38)	(32)	(126)	(130)
Stock-based compensation	144	118	426	366
Forward contract for share repurchases	—	—	—	188
Other	4	2	12	9
Balance, end of period	17,639	17,147	17,639	17,147
Treasury stock at cost:
Balance, beginning of period	(47,205)	(46,101)	(46,702)	(43,371)
Common stock repurchased	(657)	(301)	(1,160)	(3,031)
Balance, end of period	(47,862)	(46,402)	(47,862)	(46,402)
Retained earnings:
Balance, beginning of period	34,775	33,960	34,315	36,090
Net income (loss)	1,305	(69)	2,043	(1,941)
Dividends and dividend equivalents declared	(139)	(125)	(417)	(383)
Balance, end of period	35,941	33,766	35,941	33,766
Accumulated other comprehensive income:
Balance, beginning of period	167	323	259	398
Foreign currency translation adjustment	(30)	(77)	(66)	(196)
Change in unrealized gains (losses) on investments	13	(31)	32	(99)
Change in unrealized gains (losses) on derivative instruments	40	151	(50)	275
Tax benefit (provision) on above items	(11)	(26)	4	(38)
Balance, end of period	179	340	179	340
Total stockholders’ equity	$5,899	$4,853	$5,899	$4,853

Dividends and dividend equivalents declared per share or restricted stock unit	$0.25	$0.22	$0.75	$0.66

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2023	2022
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$2,043	$(1,941)
(Income) loss from discontinued operations, net of income taxes	4	(4)
Adjustments:
Provision for transaction losses	259	251
Depreciation and amortization	305	335
Stock-based compensation	426	366
Loss (gain) on investments and other, net	(6)	7
Deferred income taxes	95	(807)
Change in fair value of warrant	40	246
Change in fair value of equity investment in Adevinta	(1,331)	2,973
Change in fair value of equity investment in Adyen	—	261
Change in fair value of equity investment in Gmarket	83	299
Change in fair value of equity investment in KakaoBank	11	321
Changes in assets and liabilities, net of acquisition effects	379	(366)
Net cash provided by continuing operating activities	2,308	1,941
Net cash used in discontinued operating activities	(4)	(371)
Net cash provided by operating activities	2,304	1,570
Cash flows from investing activities:
Purchases of property and equipment	(330)	(296)
Purchases of investments	(10,607)	(15,223)
Maturities and sales of investments	11,499	18,247
Proceeds from the sale of shares in Adyen	—	800
Proceeds from the sale of shares in KakaoBank	1	287
Other	(43)	(62)
Net cash provided by continuing investing activities	520	3,753
Net cash provided by discontinued investing activities	—	2
Net cash provided by investing activities	520	3,755
Cash flows from financing activities:
Proceeds from issuance of common stock	48	55
Repurchases of common stock	(1,118)	(2,828)
Payments for taxes related to net share settlements of restricted stock units and awards	(136)	(130)
Payments for dividends	(399)	(370)
Repayment of debt	(1,150)	(1,355)
Net funds receivable and payable activity	684	92
Net cash used in financing activities	(2,071)	(4,536)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(16)	(89)
Net increase in cash, cash equivalents and restricted cash	737	700
Cash, cash equivalents and restricted cash at beginning of period	2,272	1,406
Cash, cash equivalents and restricted cash at end of period	$3,009	$2,106

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued)

	Nine Months Ended September 30,
	2023	2022
	(In millions)
	(Unaudited)
Supplemental cash flow disclosures:
Cash paid for:
Interest	$192	$194
Income taxes	$97	$456

The following table reconciles cash, cash equivalents and restricted cash as reported in the condensed consolidated balance sheet to the total of the same amounts presented in the condensed consolidated statement of cash flows as of the dates indicated:

	September 30,
	2023	2022
	(In millions)
	(Unaudited)
Cash and cash equivalents	$2,550	$2,037
Customer accounts	430	39
Restricted cash included in short-term investments	25	28
Restricted cash included in long-term investments	4	2
Cash, cash equivalents and restricted cash	$3,009	$2,106

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

Our net revenues primarily consist of final value fees and promoted listing fees from sellers on our platforms. Our net revenues also include store subscription and other fees often from large enterprise sellers as well revenues from the sale of advertisements and revenue sharing arrangements. Our net revenues are reduced by incentives, including discounts, coupons and rewards, provided to our customers.

We identified one performance obligation to sellers on our Marketplace platform, which is to connect buyers and sellers on our secure and trusted Marketplace platforms, including payment processing activities. Final value fees are recognized when an item is sold on a Marketplace platform, satisfying this performance obligation. With respect to our services offerings, services may also be provided to sellers to promote their listings through on-site or off-site sponsored ads that are a distinct performance obligation for which revenue is recognized when (or over the period) these services are performed.

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

Further, to drive traffic to our platforms, we provide incentives to buyers and sellers in various forms including discounts on fees, discounts on items sold, coupons and rewards. Evaluating whether a promotion or incentive is a payment to a customer may require significant judgment. Promotions and incentives that are consideration payable to a customer are recognized as a reduction of revenue at the later of when revenue is recognized or when we pay or promise to pay the incentive. Promotions and incentives to most buyers on our Marketplace platforms, to whom we have no performance obligation, are recognized as sales and marketing expense. In addition, we may provide credits to customers when we refund certain fees. Credits are accounted for as variable consideration at contract inception when estimating the amount of revenue to be recognized when a performance obligation is satisfied to the extent that it is probable that a significant reversal of revenue will not occur and updated as additional information becomes available.

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

The following table presents the computation of basic and diluted net income (loss) per share for the periods indicated (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Income (loss) from continuing operations	$1,306	$(70)	$2,047	$(1,945)
Income (loss) from discontinued operations, net of income taxes	(1)	1	(4)	4
Net income (loss)	$1,305	$(69)	$2,043	$(1,941)
Denominator:
Weighted average shares of common stock - basic	529	548	533	563
Dilutive effect of equity incentive awards	3	—	4	—
Weighted average shares of common stock - diluted	532	548	537	563

Income (loss) per share - basic:
Continuing operations	$2.47	$(0.13)	$3.84	$(3.45)
Discontinued operations	0.00	0.00	(0.01)	0.01
Net income (loss) per share - basic	$2.47	$(0.13)	$3.83	$(3.44)
Income (loss) per share - diluted:
Continuing operations	$2.46	$(0.13)	$3.81	$(3.45)
Discontinued operations	0.00	0.00	(0.01)	0.01
Net income (loss) per share - diluted	$2.46	$(0.13)	$3.80	$(3.44)
Common stock equivalents excluded from income (loss) per diluted share because their effect would have been anti-dilutive	10	15	10	14

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 4 — Goodwill and Intangible Assets

Goodwill

The following table presents goodwill activity for the period indicated (in millions):

	December 31, 2022	Goodwill Acquired	Adjustments	September 30, 2023
Goodwill	$4,262	$36	$(60)	$4,238

Goodwill acquired during the nine months ended September 30, 2023 relates to the first quarter acquisition of 3PM Shield, a provider of AI-based marketplace compliance solutions, the third quarter acquisition of Certilogo, a provider of AI-powered apparel and fashion goods digital IDs and authentication, and the revised valuation of the intangible assets acquired from the 2022 acquisition of TCGplayer. The adjustments to goodwill during the nine months ended September 30, 2023 were primarily due to foreign currency translation.

Intangible Assets

Intangible assets are reported within other assets in our condensed consolidated balance sheet. The following table presents components of identifiable intangible assets as of the dates indicated (in millions, except years):

	September 30, 2023				December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Intangible assets:
Customer lists and user base	$241	$(195)	$46	8	$190	$(190)	$—	0
Marketing related	79	(57)	22	6	68	(53)	15	7
Developed technologies	239	(187)	52	4	275	(177)	98	5
All other	158	(156)	2	3	159	(157)	2	3
Total	$717	$(595)	$122		$692	$(577)	$115

Amortization expense for intangible assets was $8 million and $26 million for the three and nine months ended September 30, 2023, respectively, compared to $2 million and $4 million during the same periods in 2022.

The following table presents expected future intangible asset amortization as of the date indicated (in millions):

September 30, 2023
Remaining 2023	$9
2024	34
2025	31
2026	22
Thereafter	26
Total	$122

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

The accounting policies of our segment are the same as those described in “Note 1 — The Company and Summary of Significant Accounting Policies.”

The following table summarizes the allocation of net revenues based on geography for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
U.S.	$1,259	$1,187	$3,785	$3,612
United Kingdom	406	378	1,200	1,206
China	264	219	764	648
Germany	235	240	731	772
Rest of world	336	356	1,070	1,047
Total net revenues	$2,500	$2,380	$7,550	$7,285

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 6 — Investments

The following tables summarize the unrealized gains and losses and estimated fair value of our investments classified as available-for-sale debt securities and restricted cash as of the dates indicated (in millions):

	September 30, 2023
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Restricted cash	$25	$—	$—	$25
Corporate debt securities	1,894	—	(10)	1,884
Government and agency securities	144	—	(2)	142
	$2,063	$—	$(12)	$2,051
Long-term investments:
Restricted cash	$4	$—	$—	$4
Corporate debt securities	289	—	(16)	273
Government and agency securities	596	—	(38)	558
	$889	$—	$(54)	$835

	December 31, 2022
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Restricted cash	$36	$—	$—	$36
Corporate debt securities	2,355	—	(5)	2,350
Government and agency securities	141	—	(6)	135
	$2,532	$—	$(11)	$2,521
Long-term investments:
Restricted cash	$13	$—	$—	$13
Corporate debt securities	686	—	(40)	646
Government and agency securities	604	—	(47)	557
	$1,303	$—	$(87)	$1,216

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
We regularly review investment securities for credit impairment using both qualitative and quantitative criteria. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses will be recorded through interest and other, net for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. We did not recognize any credit-related impairment through an allowance for credit losses as of September 30, 2023.

Investment securities in a continuous loss position for less than 12 months had an estimated fair value of $1.5 billion and unrealized losses of $2 million as of September 30, 2023, and an estimated fair value of $2.8 billion and unrealized losses of $32 million as of December 31, 2022. Investment securities in a continuous loss position for greater than 12 months had an estimated fair value of $1.2 billion and unrealized losses of $64 million as of September 30, 2023, and an estimated fair value of $952 million and unrealized losses of $66 million as of December 31, 2022. Refer to “Note 15 — Accumulated Other Comprehensive Income” for amounts reclassified to earnings from unrealized gains and losses.

The following table presents estimated fair values of our short-term and long-term investments classified as available-for-sale debt securities and restricted cash by date of contractual maturity as of the date indicated (in millions):

September 30, 2023
One year or less (including restricted cash of $25)	$2,051
One year through two years (including restricted cash of $4)	690
Two years through three years	91
Three years through four years	54
Total	$2,886

Equity Investments

The following table summarizes our equity investments as of the dates indicated (in millions):

	Balance Sheet Location	September 30, 2023	December 31, 2022
Equity investments with readily determinable fair values	Short-term investments	$93	$104
Equity investment in Adevinta	Equity investment in Adevinta	4,023	2,692
Equity investments under the fair value option	Long-term investments	395	461
Equity investments under the equity method of accounting	Long-term investments	30	34
Equity investments without readily determinable fair values	Long-term investments	92	86
Total equity investments		$4,633	$3,377

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Equity Investment in Adevinta

Upon completion of the transfer of our Classifieds business to Adevinta in 2021, we received an equity investment of 44% in Adevinta valued at $10.8 billion at the close of the transfer. In the fourth quarter of 2021, we completed the sale of approximately 135 million of our voting shares in Adevinta to Permira, inclusive of the option exercised by Permira to purchase additional voting shares, for total cash consideration of approximately $2.3 billion which reduced our ownership in Adevinta to 33%. We had a contractual requirement to retain at least 25% of the total number of issued and outstanding equity securities of Adevinta, subject to certain exceptions specified in the agreement. The contractual requirement expired subsequent to the balance sheet date on October 14, 2023. Our equity investment in Adevinta is reported within the short-term assets section in our condensed consolidated balance sheet as of September 30, 2023 and December 31, 2022 since our contractual requirement ended within twelve months of the balance sheet date.

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

For the three and nine months ended September 30, 2023, unrealized gains of $1,367 million and $1,331 million, respectively, were recorded in gain (loss) on equity investments and warrant, net on our condensed consolidated statement of income related to the change in fair value of the investment compared to $501 million and $2,973 million of unrealized losses recorded during the same periods in 2022. The fair value of the investment was $4,023 million and $2,692 million as of September 30, 2023 and December 31, 2022, respectively.

Equity investments with readily determinable fair values

Equity investments with readily determinable fair values are classified within Level 1 in the fair value hierarchy as the valuation can be obtained from real time quotes in active markets. Subsequent changes in fair value are reflected in gain (loss) on equity investments and warrant, net in the condensed consolidated statement of income. Equity investments with readily determinable fair values are presented within short-term investments in our condensed consolidated balance sheet.

The fair value of the equity investment in KakaoBank Corp. (“KakaoBank”) is measured based on closing stock price and prevailing foreign exchange rate at each balance sheet date. For the three and nine months ended September 30, 2023, unrealized losses of $4 million and $11 million, respectively, were recorded in gain (loss) on equity investments and warrant, net on our condensed consolidated statement of income related to the change in fair value of the investment compared to $50 million and $246 million of unrealized losses recorded during the same periods in 2022. During the three and nine months ended September 30, 2023, we sold a portion of our shares in KakaoBank for $1 million and recorded an immaterial gain on the change in fair value of shares sold in gain (loss) on equity investments and warrant, net. During the nine months ended September 30, 2022, we sold a portion of our shares in KakaoBank for $287 million and recorded realized losses on the change in fair value of shares sold of $75 million in gain (loss) on equity investments and warrant, net. The fair value of the investment was $93 million and $104 million as of September 30, 2023 and December 31, 2022, respectively, and is reported within short-term investments in our condensed consolidated balance sheet.

We entered into a warrant agreement in conjunction with a commercial agreement with Adyen N.V. (“Adyen”) that vests in a series of four tranches, at a specified price per share upon meeting processing volume milestone targets on a calendar year basis. When a relevant milestone is reached, the warrant becomes exercisable with respect to the corresponding tranche of warrant shares up until the warrant expiration date of January 31, 2025. In 2021 we met the processing volume milestone target to vest the first tranche of the warrant and in the third quarter of 2022, we sold the remainder of our shares in Adyen. Refer to “Note 7 — Derivative Instruments” for more information about the warrant.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Other equity investments under the fair value option

At initial recognition of our equity investment in Gmarket and certain other immaterial equity investments for which we exercise significant influence but do not have control, we elected the fair value option where subsequent changes in fair value are recognized in gain (loss) on equity investments and warrant, net in the condensed consolidated statement of income. Equity investments under the fair value option, other than our equity investment in Adevinta, are presented within long-term investments in our condensed consolidated balance sheet.

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

At the initial recognition of this equity investment, we elected the fair value option as we believe the fair value option election creates more transparency of the current value in the equity investment in Gmarket. The investment is classified as Level 3 in the fair value hierarchy as the valuation reflects management’s estimate of assumptions that market participants would use in pricing the equity investment.

For the three and nine months ended September 30, 2023, unrealized losses of $43 million and $83 million, respectively, were recorded in gain (loss) on equity investments and warrant, net on our condensed consolidated statement of income related to the change in fair value of the investment compared to $40 million and $299 million of unrealized losses recorded during the same periods in 2022. As of September 30, 2023 and December 31, 2022, the fair value of the investment was $348 million and $431 million, respectively, and is reported within long-term investments in our condensed consolidated balance sheet.

Certain other immaterial equity investments aggregating to $47 million and $30 million as of September 30, 2023 and December 31, 2022, respectively, are measured at fair value using the net asset value per share (or its equivalent) practical expedient, and have not been classified in the fair value hierarchy. Refer to “Note 8 — Fair Value Measurement of Assets and Liabilities” for more information.

Other equity method investments

We account for certain other equity investments through which we exercise significant influence but do not have control over the investee under the equity method. Our consolidated results of operations include, as a component of interest and other, net, our share of the net income or loss of the equity investments. Equity method investments are presented within long-term investments in our condensed consolidated balance sheet. Other equity method investments were immaterial individually and in the aggregate as of September 30, 2023.

Equity investments without readily determinable fair values

Equity investments without readily determinable fair values are non-marketable equity securities, which are investments in privately-held companies for which we do not exercise significant influence and are accounted for under the measurement alternative. Under the measurement alternative, the carrying value is measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Changes in value and impairments of equity investments without readily determinable fair values are recognized in gain (loss) on equity investments and warrant, net in our condensed consolidated statement of income. Equity investments without readily determinable fair values are presented within long-term investments in our condensed consolidated balance sheet.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes the change in total carrying value related to equity investments without readily determinable fair values held for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Carrying value, beginning of period	$90	$76	$86	$85
Additions	3	5	8	5
Downward adjustments for observable price changes and impairment	—	—	—	(7)
Foreign currency translation and other	(1)	(2)	(2)	(4)
Carrying value, end of period	$92	$79	$92	$79

For the three and nine months ended September 30, 2023, no downward adjustments to the carrying value of our equity investments without readily determinable fair values in gain (loss) on equity investments and warrant, net were recorded on our condensed consolidated statement of income.

For such equity investments held as of September 30, 2023, the cumulative upward adjustment for observable price changes was $41 million and cumulative downward adjustment for observable price changes and impairments was $298 million.

The following table summarizes unrealized gains and losses related to equity investments held as of September 30, 2023 and presented within gain (loss) on equity investments and warrant, net for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net gains (losses) recognized during the period on equity investments	$1,321	$(566)	$1,236	$(3,859)
Less: Net gains (losses) recognized during the period on equity investments sold during the period	—	24	—	(218)
Total unrealized gains (losses) on equity investments held, end of period	$1,321	$(590)	$1,236	$(3,641)

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

Cash Flow Hedges

For derivative instruments that are designated as cash flow hedges, the derivative’s gain or loss is initially reported as a component of AOCI and subsequently reclassified into earnings in the same period the forecasted hedged transaction affects earnings. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Unrealized gains and losses in AOCI associated with such derivative instruments are immediately reclassified into earnings. As of September 30, 2023, we have estimated that approximately $15 million of net derivative gains related to our foreign exchange cash flow hedges and $8 million of net derivative gains related to our interest rate cash flow hedges included in AOCI will be reclassified into earnings within the next 12 months. We classify cash flows related to our cash flow hedges as operating activities in our condensed consolidated statement of cash flows.

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

The warrant is accounted for as a derivative under ASC Topic 815, Derivatives and Hedging. We report the warrant at fair value within other assets in our condensed consolidated balance sheet and changes in the fair value of the warrant are recognized in gain (loss) on equity investments and warrant, net in our condensed consolidated statement of income. The day-one value attributable to the other side of the warrant, which was recorded as a deferred credit, is reported within other liabilities in our condensed consolidated balance sheet and is amortized over the life of the commercial arrangement. See “Note 8 — Fair Value Measurement of Assets and Liabilities” for information about the fair value measurement of the warrant.

Fair Value of Derivative Contracts

The following table presents fair values of our outstanding derivative instruments as of the dates indicated (in millions):

	Balance Sheet Location	September 30, 2023	December 31, 2022
Derivative Assets:
Foreign exchange contracts designated as cash flow hedges	Other current assets	$44	$89
Foreign exchange contracts not designated as hedging instruments	Other current assets	33	18
Interest rate contracts designated as cash flow hedges	Other current assets	—	2
Warrant	Other assets	174	214
Foreign exchange contracts designated as cash flow hedges	Other assets	19	13
Total derivative assets		$270	$336

Derivative Liabilities:
Foreign exchange contracts designated as cash flow hedges	Other current liabilities	$—	$12
Foreign exchange contracts not designated as hedging instruments	Other current liabilities	19	34
Foreign exchange contracts designated as cash flow hedges	Other liabilities	—	1
Total derivative liabilities		$19	$47

Total fair value of derivative instruments		$251	$289

Under the master netting agreements with the respective counterparties to our derivative contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis in our condensed consolidated balance sheet. As of September 30, 2023, the potential effect of rights of set-off associated with the foreign exchange contracts would be an offset to both assets and liabilities by $19 million, resulting in net derivative assets of $77 million and immaterial net derivative liabilities. As of September 30, 2023, there was no potential effect of rights of set-off associated with the interest rate contracts as there were no asset positions.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following tables present the activity of derivative instruments designated as cash flow hedges gross of tax as of September 30, 2023 and December 31, 2022, and the impact of these derivative contracts on AOCI for the periods indicated (in millions):

	December 31, 2022	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Less: Amount of Gain (Loss) Reclassified From AOCI to Earnings	September 30, 2023
Foreign exchange contracts designated as cash flow hedges	$52	$2	$43	$11
Interest rate contracts designated as cash flow hedges	62	—	9	53
Total	$114	$2	$52	$64

	December 31, 2021	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Less: Amount of Gain (Loss) Reclassified From AOCI to Earnings	September 30, 2022
Foreign exchange contracts designated as cash flow hedges	$25	$310	$50	$285
Interest rate contracts designated as cash flow hedges	40	17	4	53
Total	$65	$327	$54	$338

Effect of Derivative Contracts on Condensed Consolidated Statement of Income

The following table summarizes the total gain (loss) recognized in the condensed consolidated statement of income from our foreign exchange derivative contracts by location for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Foreign exchange contracts designated as cash flow hedges recognized in net revenues	$2	$36	$45	$51
Foreign exchange contracts designated as cash flow hedges recognized in cost of net revenues	(1)	(1)	(2)	(1)
Foreign exchange contracts not designated as hedging instruments recognized in interest and other, net	(2)	16	4	56
Total gain (loss) recognized from foreign exchange derivative contracts in the condensed consolidated statement of income	$(1)	$51	$47	$106

The following table summarizes the total gain (loss) recognized in the condensed consolidated statement of income from our interest rate derivative contracts by location for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gain (loss) from interest rate contracts designated as cash flow hedges recognized in interest and other, net	$2	$2	$9	$4

The following table summarizes the total gain (loss) recognized in the condensed consolidated statement of income due to changes in the fair value of the warrant for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gain (loss) attributable to changes in the fair value of warrant recognized in gain (loss) on equity investments and warrant, net	$(109)	$(27)	$(40)	$(246)

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notional Amounts of Derivative Contracts

Derivative transactions are measured in terms of the notional amount, but this amount is not recorded in our condensed balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. The notional amount is generally not exchanged, but is used only as the basis on which the value of foreign exchange payments under these contracts are determined. The following table presents the notional amounts of our outstanding derivatives as of the dates indicated (in millions):

	September 30, 2023	December 31, 2022
Foreign exchange contracts designated as cash flow hedges	$1,741	$1,741
Foreign exchange contracts not designated as hedging instruments	1,902	2,181
Interest rate contracts designated as cash flow hedges	—	400
Total	$3,643	$4,322

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 8 — Fair Value Measurement of Assets and Liabilities

The following tables present our financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated (in millions):

	September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$2,550	$2,550	$—	$—
Customer accounts	430	430	—	—
Short-term investments:
Restricted cash	25	25	—	—
Corporate debt securities	1,884	—	1,884	—
Government and agency securities	142	—	142	—
Equity investments with readily determinable fair values	93	93	—	—
Total short-term investments	2,144	118	2,026	—
Equity investment in Adevinta	4,023	4,023	—	—
Derivatives	270	—	96	174
Long-term investments:
Restricted cash	4	4	—	—
Corporate debt securities	273	—	273	—
Government and agency securities	558	—	558	—
Equity investment under the fair value option	348	—	—	348
Total long-term investments	1,183	4	831	348
Total financial assets	$10,600	$7,125	$2,953	$522

Liabilities:
Other liabilities	$21	$—	$—	$21
Derivatives	$19	$—	$19	$—

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$2,154	$2,154	$—	$—
Customer accounts	69	69	—	—
Short-term investments:
Restricted cash	36	36	—	—
Corporate debt securities	2,350	—	2,350	—
Government and agency securities	135	—	135	—
Equity investments with readily determinable fair values	104	104	—	—
Total short-term investments	2,625	140	2,485	—
Equity investment in Adevinta	2,692	2,692	—	—
Derivatives	336	—	122	214
Long-term investments:
Restricted cash	13	13	—	—
Corporate debt securities	646	—	646	—
Government and agency securities	557	—	557	—
Equity investment under the fair value option	431	—	—	431
Total long-term investments	1,647	13	1,203	431
Total financial assets	$9,523	$5,068	$3,810	$645

Liabilities:
Other liabilities	$14	$—	$—	$14
Derivatives	$47	$—	$47	$—

Our financial assets and liabilities are valued using market prices on both active markets (Level 1), less active markets (Level 2) and little or no market activity (Level 3). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. Level 3 instrument valuations typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability. We did not have any transfers of financial instruments between valuation levels during the nine months ended September 30, 2023.

Other financial instruments, including accounts receivable, funds receivable, accounts payable and funds payable, are carried at cost, which approximates their fair value because of the short-term nature of these instruments.

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

The following table presents a reconciliation of the opening to closing balance of assets measured using significant unobservable inputs (Level 3) as of the dates indicated (in millions):

	September 30, 2023	December 31, 2022
Opening balance at beginning of period	$214	$444
Change in fair value	(40)	(230)
Closing balance at end of period	$174	$214

The following table presents quantitative information about Level 3 significant unobservable inputs used in the fair value measurement of the warrant as of September 30, 2023 (in millions, except percentages):

	Fair value	Valuation technique	Unobservable Input (1)	Range (weighted average)
Warrant	$174	Black-Scholes and Monte Carlo	Probability of vesting	0.0% - 95.0% (76.8%)
			Equity volatility	(42%)
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table presents a reconciliation of the opening to closing balance of the equity investment in Gmarket measured using significant unobservable inputs (Level 3) as of the dates indicated (in millions):

	September 30, 2023	December 31, 2022
Opening balance at beginning of period	$431	$725
Change in fair value	(83)	(294)
Closing balance at end of period	$348	$431

This investment is classified within Level 3 in the fair value hierarchy as valuation of the investment reflects management’s estimate of assumptions that market participants would use in pricing the asset. The following table presents quantitative information about Level 3 significant unobservable inputs used in the fair value measurement of the equity investment in Gmarket as of September 30, 2023 that may have a significant impact on the overall valuation (in millions, except multiples):

	Fair value	Valuation technique	Unobservable Input (1)	Range
Equity investment in Gmarket	$348	Market multiples	Revenue multiple — GPC method	0.8x — 1.4x
			Revenue multiple — GMAC method	1.0x — 2.7x
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

Certain other immaterial equity investments under the fair value option aggregating to $47 million and $30 million as of September 30, 2023 and December 31, 2022, respectively, are measured at fair value using the net asset value per share (or its equivalent) practical expedient, and have not been classified in the fair value hierarchy.

Refer to “Note 6 — Investments” for further details about our equity investments.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 9 — Debt

The following table summarizes the carrying value of our outstanding debt as of the dates indicated (in millions, except percentages):

	Coupon	As of	Effective	As of	Effective
	Rate	September 30, 2023	Interest Rate	December 31, 2022	Interest Rate
Long-Term Debt
Floating Rate Notes:
Senior notes due 2023	LIBOR plus 0.87%	$—	—%	$400	3.786%

Fixed Rate Notes:
Senior notes due 2023	2.750%	—	—%	750	2.866%
Senior notes due 2024	3.450%	750	3.531%	750	3.531%
Senior notes due 2025	1.900%	800	1.803%	800	1.803%
Senior notes due 2025	5.900%	425	6.036%	425	6.036%
Senior notes due 2026	1.400%	750	1.252%	750	1.252%
Senior notes due 2027	3.600%	850	3.689%	850	3.689%
Senior notes due 2027	5.950%	300	6.064%	300	6.064%
Senior notes due 2030	2.700%	950	2.623%	950	2.623%
Senior notes due 2031	2.600%	750	2.186%	750	2.186%
Senior notes due 2032	6.300%	425	6.371%	425	6.371%
Senior notes due 2042	4.000%	750	4.114%	750	4.114%
Senior notes due 2051	3.650%	1,000	2.517%	1,000	2.517%
Total senior notes		7,750		8,900
Hedge accounting fair value adjustments (1)		3		5
Unamortized premium/(discount) and debt issuance costs		(30)		(34)
Less: Current portion of long-term debt		(750)		(1,150)
Total long-term debt		6,973		7,721

Short-Term Debt
Current portion of long-term debt		750		1,150
Total short-term debt		750		1,150
Total Debt		$7,723		$8,871
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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

The effective interest rates for our senior notes include the interest payable, the amortization of debt issuance costs and the amortization of any original issue discount and premium on these senior notes. Interest on these senior notes is payable either quarterly or semiannually. Interest expense associated with these senior notes, including amortization of debt issuance costs, was approximately $65 million and $196 million during the three and nine months ended September 30, 2023, respectively, compared to $54 million and $169 million during the same periods in 2022. As of September 30, 2023 and December 31, 2022, the estimated fair value of these senior notes, using Level 2 inputs, was approximately $6.7 billion and $8.0 billion, respectively.

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. As of September 30, 2023 and December 31, 2022, there were no commercial paper notes outstanding.

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
As of September 30, 2023, no borrowings were outstanding under our $2 billion credit agreement. However, as described above, we have an up to $1.5 billion commercial paper program and are required to maintain available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due, in an aggregate amount of $1.5 billion. As of September 30, 2023, no borrowings were outstanding under our commercial paper program; therefore, $2 billion of borrowing capacity was available for other purposes permitted by the credit agreement, subject to customary conditions to borrowing. The credit agreement includes a covenant limiting our consolidated leverage ratio to no more than 4.0:1.0, subject to, upon the occurrence of a qualified material acquisition, if so elected by us, a step-up to 4.5:1.0 for the four fiscal quarters completed following such qualified material acquisition. The credit agreement includes customary events of default, with corresponding grace periods in certain circumstances, including payment defaults, cross-defaults and bankruptcy-related defaults. In addition, the credit agreement contains customary affirmative and negative covenants, including restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case, subject to customary exceptions. The credit agreement also contains customary representations and warranties.

We were in compliance with all financial covenants in our outstanding debt instruments during the nine months ended September 30, 2023.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 10 — Supplemental Consolidated Financial Information

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable represents amounts invoiced and revenue recognized prior to invoicing when we have satisfied our performance obligation and have the unconditional right to payment. The allowance for doubtful accounts and authorized credits is estimated based upon our assessment of various factors including historical experience, the age of the accounts receivable balances, current economic conditions reasonable and supportable forecasts, and other factors that may affect our customers’ ability to pay. The allowance for doubtful accounts and authorized credits was $44 million and $42 million as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, we reported an allowance for doubtful accounts of $21 million reflecting an increase of $4 million, net of write-offs of $6 million for the nine months ended September 30, 2023. As of December 31, 2022, we reported an allowance for doubtful accounts of $16 million.

Deferred revenue consists of fees received related to unsatisfied performance obligations at the end of the period. Due to the generally short-term duration of contracts, the majority of the performance obligations are satisfied in the following reporting period. The amount of revenue recognized for the nine month period ended September 30, 2023 that was included in the deferred revenue balance at the beginning of the period was $32 million. The amount of revenue recognized for the nine month period ended September 30, 2022 that was included in the deferred revenue balance at the beginning of the period was $37 million.

Customer accounts and funds receivable

	September 30, 2023	December 31, 2022
	(In millions)
Customer accounts	$430	$69
Funds receivable	478	694
Customer accounts and funds receivable	$908	$763

Other current assets

	September 30, 2023	December 31, 2022
	(In millions)
Income and other tax receivable	$113	$122
Payment processor advances	68	336
Prepaid expenses	124	120
Accounts receivable, net	74	90
Short-term derivative assets	77	112
Other	233	276
Other current assets	$689	$1,056

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Accrued expenses and other current liabilities

	September 30, 2023	December 31, 2022
	(In millions)
Compensation and related benefits	$520	$426
Accrued sales and use tax and VAT	365	346
Accrued marketing expenses	188	229
Operating lease liabilities	114	131
Accrued legal matters	114	64
Transaction loss reserve	106	101
Accrued general and administrative expenses	77	111
Accrued interest expense	74	67
Deferred revenue	37	34
Other	372	357
Accrued expenses and other current liabilities	$1,967	$1,866

Gain (loss) on equity investments and warrant, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Unrealized change in fair value of equity investment in Adevinta	$1,367	$(501)	$1,331	$(2,973)
Unrealized change in fair value of equity investment in Adyen	—	—	—	(118)
Unrealized change in fair value of equity investment in Gmarket	(43)	(40)	(83)	(299)
Unrealized change in fair value of equity investment in KakaoBank	(4)	(50)	(11)	(246)
Change in fair value of warrant	(109)	(27)	(40)	(246)
Realized change in fair value of shares sold in Adyen	—	24	—	(143)
Realized change in fair value of shares sold in KakaoBank	—	—	—	(75)
Gain (loss) on other investments	1	1	(1)	(5)
Total gain (loss) on equity investments and warrant, net	$1,212	$(593)	$1,196	$(4,105)

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 11 — Commitments and Contingencies

Off-Balance Sheet Arrangements

As of September 30, 2023, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable were not material for the nine months ended September 30, 2023. We have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to significant uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material. Legal fees are expensed as incurred.

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

In this regard, the Company has responded to inquiries from the U.S. Department of Justice (“DOJ”) regarding products sold on the Marketplace platforms alleged to violate certain laws, including laws administered by the Environmental Protection Agency (“EPA”) and, separately, laws administered by the Drug Enforcement Agency (“DEA”). The inquiries relate to whether and to what extent the Company should be liable for the sale of regulated or illicit products manufactured and sold by others who listed such products on Marketplace platforms in a manner that evaded and/or was designed to evade detection by the Company. With respect to the inquiries regarding EPA matters, on September 27, 2023, the DOJ filed a civil complaint against the Company in the U.S. District Court for the Eastern District of New York alleging violations of the Clean Air Act, Federal Insecticide, Fungicide, and Rodenticide Act and the Toxic Substances Control Act. The Company intends to vigorously defend against these claims. With respect to the inquiry regarding DEA matters, the DEA, DOJ and the Company have begun discussions relating to allegations of noncompliance arising under the Controlled Substances Act, which discussions include a potential settlement. If the Company is found to be liable for such activities on the Marketplace, it likely will be subject to monetary damages, changes in our business practices, or other remedies that could have a material adverse impact on our business.

The Company is also responding to inquiries from the U.S. Attorney for the District of Massachusetts regarding potential criminal liability of the Company arising from the stalking and harassment in 2019 of the editor and publisher of Ecommercebytes, a website that publishes ecommerce news and information. Six former Company employees and one former contractor have pleaded guilty to crimes arising from the conduct. The Company is in discussions with the U.S. Attorney’s Office, which discussions include a potential settlement. We expect any such settlement may include fines, other payments, and non-monetary remedies, such as additional remediation, compliance and reporting requirements. The editor and publisher also have a pending civil action against the Company, which seeks unspecified damages arising from the above-described conduct.

In connection with the government matters and criminal and civil actions described above, the Company has accrued for probable losses of $114 million in the aggregate as of September 30, 2023 and as of the date of this report, of which $50 million was recorded as a component of general and administrative expense during the three and nine months ended September 30, 2023. Given the uncertainties involved, the ultimate resolution of these matters could result in additional losses that may be material to our financial results for a particular period, depending on, among other factors, the size of the loss or liability imposed and the level of our net income or loss for that period.

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

In the ordinary course of business, we have included limited indemnification provisions in certain of our agreements with parties with which we have commercial relations, including our standard marketing, promotions and application programming interface license agreements. Under these contracts, we may indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with claims by a third party with respect to intellectual property infringement, including to our trademarks, logos and proprietary software, and other branding elements, such as domain names, to the extent that such are applicable to our performance under the subject agreement. In certain cases, we have agreed to provide indemnification for gross negligence, willful misconduct, fraud and breach of representations, warranties and applicable law. It is not possible to determine the maximum potential loss under these indemnification provisions due to our limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, losses recorded in our consolidated statement of income in connection with our indemnification provisions have not been significant, either individually or collectively.

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

The following table summarizes stock repurchase activity under our stock repurchase programs for the period indicated (in millions, except per share amounts):

	Shares Repurchased (1)	Average Price per Share (2)	Value of Shares Repurchased (2)	Remaining Amount Authorized
Balance as of January 1, 2023				$2,848
Repurchase of shares of common stock	26	$44.46	$1,151	(1,151)
Balance as of September 30, 2023				$1,697
(1) These repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. None of the repurchased shares of common stock have been retired.
(2) Excludes broker commissions and excise tax accruals.

Dividends

The Company paid a total of $132 million and $120 million in cash dividends during the three months ended September 30, 2023 and 2022, respectively, and $399 million and $370 million in cash dividends during the nine months ended September 30, 2023 and 2022, respectively. In November 2023, our Board of Directors declared a cash dividend of $0.25 per share of common stock to be paid on December 15, 2023 to stockholders of record as of December 1, 2023.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 13 — Employee Benefit Plans

Restricted Stock Unit Activity

The following table presents restricted stock unit (“RSU”) activity under our equity incentive plans for the period indicated (in millions):

Units
Outstanding as of January 1, 2023	21
Awarded	15
Vested	(8)
Forfeited	(2)
Outstanding as of September 30, 2023	26

The weighted average grant date fair value for RSUs awarded during the nine months ended September 30, 2023 was $44.31 per share.

Stock-Based Compensation Expense

The following table presents the impact on our results of continuing operations of recording stock-based compensation expense for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of net revenues	$13	$13	$40	$38
Sales and marketing	23	17	68	57
Product development	69	53	202	160
General and administrative	39	35	116	111
Total stock-based compensation expense	$144	$118	$426	$366
Capitalized in product development	$4	$3	$12	$10

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

We have recognized the tax consequences of all foreign unremitted earnings and management has no specific plans to indefinitely reinvest the unremitted earnings of our foreign subsidiaries as of the balance sheet date. Accordingly, as of September 30, 2023 and December 31, 2022, $292 million and $526 million, respectively, of our non-current liability for deemed repatriation of foreign earnings was included in other liabilities on our consolidated balance sheet. We have not provided for deferred taxes on outside basis differences in our investments in our foreign subsidiaries that are unrelated to unremitted earnings. These basis differences will be indefinitely reinvested. A determination of the unrecognized deferred taxes related to these other components of our outside basis difference is not practicable.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 15 — Accumulated Other Comprehensive Income

The following tables summarize the changes in AOCI for the periods indicated (in millions):

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of June 30, 2023	$24	$(79)	$186	$36	$167
Other comprehensive income (loss) before reclassifications	43	13	(30)	(13)	13
Less: Amount of gain (loss) reclassified from AOCI	3	—	—	(2)	1
Net current period other comprehensive income (loss)	40	13	(30)	(11)	12
Balance as of September 30, 2023	$64	$(66)	$156	$25	$179

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of June 30, 2022	$190	$(75)	$209	$(1)	$323
Other comprehensive income (loss) before reclassifications	185	(30)	(77)	(17)	61
Less: Amount of gain (loss) reclassified from AOCI	35	1	—	8	44
Net current period other comprehensive income (loss)	150	(31)	(77)	(25)	17
Balance as of September 30, 2022	$340	$(106)	$132	$(26)	$340

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2022	$114	$(98)	$222	$21	$259
Other comprehensive income (loss) before reclassifications	2	32	(66)	(9)	(41)
Less: Amount of gain (loss) reclassified from AOCI	52	—	—	(13)	39
Net current period other comprehensive income (loss)	(50)	32	(66)	4	(80)
Balance as of September 30, 2023	$64	$(66)	$156	$25	$179

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2021	$65	$(7)	$328	$12	$398
Other comprehensive income (loss) before reclassifications	325	(100)	(196)	(35)	(6)
Less: Amount of gain (loss) reclassified from AOCI	50	(1)	—	3	52
Net current period other comprehensive income (loss)	275	(99)	(196)	(38)	(58)
Balance as of September 30, 2022	$340	$(106)	$132	$(26)	$340

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes the reclassifications out of AOCI for the periods indicated (in millions):

Details about AOCI Components	Affected Line Item in the Statement of Income	Amount of Gain (Loss) Reclassified From AOCI
		Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Gains (losses) on cash flow hedges:
Foreign exchange contracts	Net revenues	$2	$36	$45	$51
Foreign exchange contracts	Cost of net revenues	(1)	(1)	(2)	(1)
Interest rate contracts	Interest and other, net	2	1	9	(1)
	Total, from continuing operations before income taxes	3	36	52	49
	Provision for income taxes	(2)	8	(13)	3
	Total, from continuing operations net of income taxes	1	44	39	52

Total reclassifications for the period	Total, net of income taxes	$1	$44	$39	$52

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 16 — Restructuring

The following table summarizes restructuring reserve activity for the period indicated (in millions):

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Accrued liability, beginning of period	$5	$—
Charges	—	42
Payments	(2)	(38)
Adjustments	(1)	(2)
Accrued liability, end of period	$2	$2

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

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions (such as those relating to future business, future results of operations or financial condition, inflationary pressure, foreign exchange rate volatility and geopolitical events, new or planned features or services, or management strategies). You can generally identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “potential,” “ongoing,” “target” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Part I – Item 1A: Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”), as well as in our unaudited condensed consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission (“SEC”). We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the unaudited condensed consolidated financial statements and the related notes included in this report.

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

In 2022, and extending into the third quarter of 2023, we experienced reduced traffic in most markets resulting from geopolitical events, inflationary pressure, foreign exchange rate volatility, elevated interest rates and lower consumer confidence. These factors negatively impacted discretionary consumer spending, are uncertain in duration and we expect them to continue throughout 2023.

Presentation

In addition to the corresponding measures under generally accepted accounting principles (“GAAP”), management uses non-GAAP measures in reviewing our financial results. The foreign exchange neutral (“FX-Neutral”), or constant currency, net revenue amounts discussed below are non-GAAP financial measures and are not in accordance with, or an alternative to, measures prepared in accordance with GAAP. Accordingly, the FX-Neutral information appearing in the following discussion of our results of operations should be read in conjunction with the information provided below in “Non-GAAP Measures of Financial Performance,” which includes reconciliations of FX-Neutral financial measures to the most directly comparable GAAP measures. We calculate the year-over-year impact of foreign currency movements using prior period foreign currency rates, excluding hedging activity, applied to current year transactional currency amounts.

Quarter Highlights

Net revenues increased 5% to $2,500 million during the three months ended September 30, 2023 compared to the same period in 2022. FX-Neutral net revenues (as defined above) increased 5% during the three months ended September 30, 2023 compared to the same period in 2022. Operating margin decreased to 18.2% for the three months ended September 30, 2023 compared to 23.9% for the same period in 2022.

We generated cash flow from continuing operating activities of $862 million during the three months ended September 30, 2023 compared to $735 million in the same period in 2022.

We recorded $1,212 million of aggregate gains in gain (loss) on equity investments and warrant, net on our condensed consolidated statement of income during the three months ended September 30, 2023 compared to $593 million of aggregate losses recorded during the same period in 2022.

During the three months ended September 30, 2023, we made cash payments of $626 million related to the purchase of common stock and $132 million in dividends.

In November 2023, we declared a quarterly cash dividend of $0.25 per share of common stock to be paid on December 15, 2023 to stockholders of record as of December 1, 2023.

RESULTS OF OPERATIONS

We have one reportable segment to reflect the way management and our chief operating decision maker review and assess performance of the business. Our reportable segment is Marketplace, which includes our online marketplace located at www.ebay.com, its localized counterparts and the eBay suite of mobile apps. The accounting policies of our segment are the same as those described in “Note 1 — The Company and Summary of Significant Accounting Policies” in our condensed consolidated financial statements included elsewhere in this report.

Net Revenues

Beginning in the fourth quarter of 2022, we present revenues generated from both Marketplace GMV and non-GMV based businesses as “Net revenues” in order to more closely align our presentation of net revenues with how our business is operated. We formerly presented such amounts as “Net transaction revenues” and “Marketing services and other (MS&O) revenues,” and those line items for such prior periods have been conformed to current period presentation. Consolidated net revenues are unchanged.

Net revenues primarily include final value fees, feature fees, fees to promote listings, payment services fees, listing fees, and store subscription fees from sellers on our platforms. Our net revenues also include revenues from the sale of advertisements, revenue sharing arrangements and shipping fees. Our net revenues are reduced by incentives, including discounts, coupons and rewards, provided to our customers.

The following table presents net revenues for the periods indicated (in millions, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Net revenues	$2,500	$2,380	5%	$7,550	$7,285	4%

Seasonality

We expect transaction activity patterns on our platforms to trend with general consumer buying patterns and expect that these trends will continue. Seasonal trends in net revenues may be influenced as we introduce and scale new products throughout the year. In addition, macroeconomic conditions, including the impact of COVID-19, have disrupted seasonal patterns in net revenues, particularly in the first quarter of 2021. The following table presents our total net revenues and the sequential quarterly movements of these net revenues for the periods indicated (in millions, except percentages):

	Quarter Ended
	March 31	June 30	September 30	December 31
2021
Net revenues	$2,638	$2,668	$2,501	$2,613
% change from prior quarter	6%	1%	(6)%	4%
2022
Net revenues	$2,483	$2,422	$2,380	$2,510
% change from prior quarter	(5)%	(2)%	(2)%	5%
2023
Net revenues	$2,510	$2,540	$2,500	$—
% change from prior quarter	—%	1%	(2)%

Net Revenues by Geography

Revenues are attributed to U.S. and international geographies primarily based upon the country in which the customer is located. The following table presents net revenues by geography for the periods indicated (in millions, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
U.S.	$1,259	$1,187	6%	$3,785	$3,612	5%
Percentage of net revenues	50%	50%		50%	50%

International	1,241	1,193	4%	3,765	3,673	3%
Percentage of net revenues	50%	50%		50%	50%

Total net revenues	$2,500	$2,380	5%	$7,550	$7,285	4%

Our commerce platforms operate globally, resulting in certain revenues that are denominated in foreign currencies, primarily the British pound and euro. Year-over-year appreciation or depreciation of the U.S. dollar may have a material impact to our financial results. We experienced elevated foreign currency volatility which we expect to continue throughout 2023. Through our hedging programs, we actively monitor foreign currency volatility and attempt to mitigate significant risk. As shown in the table above, we generate approximately half of our net revenues internationally. Therefore, we are subject to the risks related to conducting business in foreign countries as discussed in “Part I - Item 1A: Risk Factors” of the 2022 Form 10-K.

Net revenues included $2 million and $45 million of hedging gains during the three and nine months ended September 30, 2023 compared to $36 million and $51 million of hedging gains during the same periods in 2022. Foreign currency movements relative to the U.S. dollar had a favorable impact of $43 million and an unfavorable impact of $11 million on net revenues during the three and nine months ended September 30, 2023, respectively, compared to an unfavorable impact of $100 million and $253 million on net revenues during the same periods in 2022. The effect of foreign currency exchange rate movements during the three months ended September 30, 2023 compared to the same periods in 2022 was primarily attributable to the weakening of the U.S. dollar against the British pound while the effect of foreign currency exchange rate movements during the nine months ended September 30, 2023 compared to the same periods in 2022 was primarily attributable to the strengthening of the U.S. dollar against the British pound and other major currencies.

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

The following table presents net revenues, GMV and take rate for the periods indicated (in millions, except percentages):

	Three Months Ended September 30,		% Change		Nine Months Ended September 30,		% Change
	2023	2022	As Reported	FX-Neutral	2023	2022	As Reported	FX-Neutral
Net revenues (1)	$2,500	$2,380	5%	5%	$7,550	$7,285	4%	4%

Supplemental data:
GMV	$17,991	$17,715	2%	—%	$54,615	$55,673	(2)%	(1)%
Take rate (2)	13.90%	13.43%	0.47%		13.82%	13.09%	0.73%
(1) Net revenues were net of $2 million and $45 million hedging gains during the three and nine months ended September 30, 2023 as compared to $36 million and $51 million hedging gains during the same periods in 2022.
(2) Take rate is defined as net revenues divided by GMV, as discussed above.

Net revenues increased primarily due to the investment in focus categories and higher take rate driven by the expansion of promoted listings, international shipping and payment services. The increase in net revenues was partially offset by a reduction in traffic in most markets resulting from geopolitical events, inflationary pressure, foreign exchange rate volatility, elevated interest rates and lower consumer confidence, which negatively impacted discretionary consumer spending during the three and nine months ended September 30, 2023.

The divergence in the respective growth rates of net revenues and GMV during the three and nine months ended September 30, 2023 compared to 2022 was primarily due to the benefit of a higher take rate during the same periods, as discussed above. We expect the divergence between net revenues and GMV to continue throughout the year. Despite GMV’s divergence from net revenues, we still believe the metric provides a useful measure of volume in a given period.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Cost of net revenues (1)	$705	$647	9%	$2,123	$1,999	6%
Percentage of net revenues	28%	27%		28%	27%
(1) Cost of net revenues were net of immaterial hedging activity during the three and nine months ended September 30, 2023 and 2022.

Cost of net revenues increased during the three months ended September 30, 2023 compared to the same period in 2022 primarily driven by a $30 million increase related to the launch of eBay International Shipping, a $9 million increase related to the expansion of authentication services and an $8 million unfavorable impact of foreign currency movements relative to the U.S. dollar.

Cost of net revenues increased during the nine months ended September 30, 2023 compared to the same period in 2022 primarily driven by a $69 million increase related to the launch of eBay International Shipping, a $38 million increase related to the expansion of authentication services, and an $18 million increase in employee related costs, partially offset by a $9 million decrease in payment processing costs incurred and a $7 million favorable impact of foreign currency movements relative to the U.S. dollar.

Operating Expenses

The following table presents operating expenses for the periods indicated (in millions, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Sales and marketing	$567	$538	5%	$1,644	$1,582	4%
Percentage of net revenues	23%	23%		22%	22%
Product development	401	345	16%	1,145	990	16%
Percentage of net revenues	16%	14%		15%	14%
General and administrative	283	212	33%	831	675	23%
Percentage of net revenues	11%	9%		11%	9%
Provision for transaction losses	85	69	23%	259	251	3%
Percentage of net revenues	3%	3%		3%	3%
Amortization of acquired intangible assets	4	1	**	17	3	**
Total operating expenses	$1,340	$1,165	15%	$3,896	$3,501	11%
** Not meaningful

Foreign currency movements relative to the U.S. dollar had an unfavorable impact of $8 million and a favorable impact of $33 million on operating expenses during the three and nine months ended September 30, 2023, respectively, compared to a favorable impact of $50 million and $131 million during the same periods in 2022. Hedging activity within operating expenses was immaterial during the three and nine months ended September 30, 2023.

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

The increase in sales and marketing expenses during the three months ended September 30, 2023 compared to the same period in 2022 was primarily due to a $20 million increase in employee related costs and an $8 million unfavorable impact of foreign currency movements relative to the U.S. dollar.

The increase in sales and marketing expenses during the nine months ended September 30, 2023 compared to the same period in 2022 was primarily due to a $62 million increase in employee related costs and a $27 million increase in advertising and marketing program costs (both online and offline), partially offset by a $17 million favorable impact of foreign currency movements relative to the U.S. dollar and a $15 million decrease in user coupons and rewards.

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

The increase in product development expenses during the three and nine months ended September 30, 2023 compared to the same periods in 2022 was primarily due to an increase in employee related costs as we continue to innovate and modernize the shopping experience across our platforms powered by intelligent computing at scale.

Capitalized internal use and platform development costs were $28 million and $86 million in the three and nine months ended September 30, 2023, respectively, compared to $38 million and $100 million in the three and nine months ended September 30, 2022. These costs are primarily reflected as a cost of net revenues when amortized in future periods.

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

The increase in general and administrative expenses during the three months ended September 30, 2023 compared to the same period in 2022 was primarily due to a $50 million accrual for probable losses related to legal matters and a $20 million increase in employee related costs. For additional details related to our legal matters, please see “Note 11 — Commitments and Contingencies” to the condensed consolidated financial statements included in this report.

The increase in general and administrative expenses during the nine months ended September 30, 2023 compared to the same period in 2022 was primarily due to a $50 million accrual for probable losses related to legal matters, a $47 million increase in employee related costs and $41 million of restructuring costs that did not occur in the same period in 2022.

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

The increase in provision for transaction losses during the three months ended September 30, 2023 compared to the same period in 2022 was primarily due to $11 million in bad debt expense resulting from the recovery of losses related to a non-recurring consumer fraud incident in 2022.

The increase in provision for transaction losses during the nine months ended September 30, 2023 compared to the same period in 2022 was primarily due to $12 million higher transaction loss expense related to the launch of eBay International Shipping.

Gain (Loss) on Equity Investments and Warrant, Net

Gain (loss) on equity investments and warrant, net primarily consists of gains and losses related to various types of equity investments, including our equity investments in Adevinta, Gmarket and KakaoBank as well as gains and losses due to changes in fair value of the warrant received from Adyen (each as discussed and defined in the condensed consolidated financial statements included in this report). The following table presents gain (loss) on equity investments and warrant, net for the periods indicated (in millions, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Unrealized change in fair value of equity investment in Adevinta	$1,367	$(501)	373%	$1,331	$(2,973)	145%
Unrealized change in fair value of equity investment in Adyen	—	—	**	—	(118)	**
Unrealized change in fair value of equity investment in Gmarket	(43)	(40)	8%	(83)	(299)	(72)%
Unrealized change in fair value of equity investment in KakaoBank	(4)	(50)	(92)%	(11)	(246)	(96)%
Change in fair value of warrant	(109)	(27)	304%	(40)	(246)	(84)%
Realized change in fair value of shares sold in Adyen	—	24	**	—	(143)	**
Realized change in fair value of shares sold in KakaoBank	—	—	**	—	(75)	**
Gain (loss) on other investments	1	1	**	(1)	(5)	**
Total gain (loss) on equity investments and warrant, net	$1,212	$(593)	(304)%	$1,196	$(4,105)	(129)%
Percentage of net revenues	48%	(25)%		16%	(56)%
** Not meaningful

The change in gain (loss) on equity investments and warrant, net during the three and nine months ended September 30, 2023 compared to the same periods in 2022 was primarily driven by the change in the fair value of our equity investments in Adevinta, Gmarket and KakaoBank and the warrant.

Interest and Other, Net

Interest and other, net primarily consists of interest earned on cash, cash equivalents and investments, as well as foreign exchange transaction gains and losses, gain/loss on acquisitions or disposals and interest expense, consisting of interest charges on amounts borrowed and commitment fees on unborrowed amounts under our credit agreement and interest expense on our outstanding debt securities and commercial paper, if any. The following table presents interest and other, net for the periods indicated (in millions, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Interest income	$58	$18	222%	$148	$36	311%
Interest expense	(65)	(55)	18%	(198)	(173)	14%
Foreign exchange and other	1	8	(88)%	(1)	27	(104)%
Total interest and other, net	$(6)	$(29)	(79)%	$(51)	$(110)	(54)%
Percentage of net revenues	0%	(1)%		(1)%	(2)%

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

Income Tax Provision

The following table presents provision (benefit) for income taxes for the periods indicated (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income tax provision (benefit)	$355	$16	$629	$(485)
Effective tax rate	21.4%	(29.9)%	23.5%	20.0%

The increase in our effective tax rate for the three and nine months ended September 30, 2023 compared to the same periods in 2022 was primarily due to unrealized investment gains in 2023 and unrealized investment losses in 2022 relative to total income and loss from continuing operations before tax in 2023 and 2022, respectively.

The increase in our effective tax rate for the nine months ended September 30, 2023 compared to the same period in 2022 was also impacted by an increase in reserves for uncertain tax positions in 2023, offset by the 2022 deduction related to the closure of our marketplace in Turkey.

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

The following tables present a reconciliation of FX-Neutral GMV and FX-Neutral net revenues (each as defined below) to our reported GMV and net revenues for the periods indicated (in millions, except percentages):

	Three Months Ended September 30,
	2023			2022	% Change
	As Reported	Exchange Rate Effect (1)(3)	FX-Neutral (2)	As Reported	As Reported	FX-Neutral
GMV	$17,991	$319	$17,672	$17,715	2%	—%

Net Revenues	$2,500	$43	$2,457	$2,380	5%	5%

	Nine Months Ended September 30,
	2023			2022	% Change
	As Reported	Exchange Rate Effect (1)(3)	FX-Neutral (2)	As Reported	As Reported	FX-Neutral
GMV	$54,615	$(461)	$55,076	$55,673	(2)%	(1)%

Net Revenues	$7,550	$(11)	$7,561	$7,285	4%	4%
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
(3) Net revenues were net of $2 million and $45 million hedging gains during the three and nine months ended September 30, 2023 as compared to $36 million and $51 million hedging gains during the same periods in 2022.

Liquidity and Capital Resources

Cash Flows

	Nine Months Ended September 30,
	2023	2022
	(In millions)
Net cash provided by (used in):
Continuing operating activities	$2,308	$1,941
Continuing investing activities	520	3,753
Continuing financing activities	(2,071)	(4,536)
Effect of exchange rates on cash, cash equivalents and restricted cash	(16)	(89)
Net decrease in cash, cash equivalents and restricted cash - discontinued operations	(4)	(369)
Net increase (decrease) in cash, cash equivalents and restricted cash	$737	$700

Continuing Operating Activities

Our operating cash flows arise primarily from cash received from our customers on our platforms offset by cash payments for sales and marketing, employee compensation and payment processing expenses.

Cash provided by continuing operating activities of $2.3 billion in the nine months ended September 30, 2023 compared to cash provided by continuing operating activities of $1.9 billion in the nine months ended September 30, 2022 was primarily attributable to working capital movements and changes in non-cash items during the nine months ended September 30, 2023 compared to the same period in 2022.

Continuing Investing Activities

Cash provided by continuing investing activities of $520 million in the nine months ended September 30, 2023 was primarily attributable to proceeds of $11.5 billion from the maturities and sales of investments, partially offset by cash paid for investments of $10.6 billion and property and equipment of $330 million.

The largely offsetting effects of purchases of investments and maturities and sale of investments results from the management of our investments. As our immediate cash needs change, purchase and sale activity will fluctuate.

Continuing Financing Activities

Cash used in continuing financing activities of $2.1 billion in the nine months ended September 30, 2023 was primarily attributable to debt repayments of $1,150 million related to the redemption of our floating rate and 2.750% senior notes due 2023, cash paid to repurchase $1,118 million of common stock, and $399 million paid in cash dividends, partially offset by net funds receivable and payable activity of $684 million driven by changes in payment processors.

The negative effect of exchange rate movements on cash, cash equivalents and restricted cash was due to the strengthening of the U.S. dollar against other currencies during the nine months ended September 30, 2023 and 2022.

Liquidity and Capital Resource Requirements

As of September 30, 2023 and December 31, 2022, we had assets classified as cash and cash equivalents as well as short-term and long-term non-equity investments, in an aggregate amount of $5.4 billion and $5.9 billion, respectively. These amounts do not include cash held on behalf of customers related to marketplace activity of $430 million and $69 million, respectively, which are recorded separately within customer accounts and funds receivable with a corresponding liability within customer accounts and funds payable in our condensed consolidated balance sheet. We believe these assets together with cash expected to be generated from operations, borrowings available under our credit agreement and commercial paper program, and our access to capital markets, will be sufficient to satisfy our material cash requirements over the next 12 months and for the foreseeable future.

However, geopolitical events, inflationary pressure, foreign exchange rate volatility, elevated interest rates and global economic uncertainty have caused material disruptions in both U.S. and international financial markets and economies and are uncertain in duration. The impact of these events has increased, and may continue to increase, our borrowing costs and other costs of capital and otherwise adversely affect our business, results of operations, financial condition and liquidity. The future impact of these events cannot be predicted with certainty and we cannot assure that we will have access to external financing at times and on terms we consider acceptable, or at all, or that we will not experience other liquidity issues going forward.

Senior Notes

In January 2023, we redeemed the $1.2 billion aggregate principal amount of the floating rate and 2.750% senior notes due 2023. Total cash consideration paid was $1.2 billion, as the redemption price was equal to 100% of the principal amount. In addition, we paid accrued and unpaid interest on the principal amount.

As of September 30, 2023, we had fixed-rate senior notes outstanding for an aggregate principal amount of $7.8 billion, with $750 million payable within 12 months. The net proceeds from the issuances of these senior notes are used for general corporate purposes, including, among other things, capital expenditures, share repurchases, repayment of indebtedness and possible acquisitions.

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. As of September 30, 2023, there were no commercial paper notes outstanding.

Credit Agreement

In March 2020, we entered into a credit agreement that provides for an unsecured $2 billion five-year credit facility. We may also, subject to the agreement of the applicable lenders, increase commitments under the revolving credit facility by up to $1 billion. Funds borrowed under the credit agreement may be used for working capital, capital expenditures, acquisitions and other general corporate purposes. As of September 30, 2023, no borrowings were outstanding under our $2 billion credit agreement.

Income Taxes

As of September 30, 2023, our assets classified as cash and cash equivalents as well as short-term and long-term non-equity investments included assets held in certain of our foreign operations totaling approximately $2.2 billion. As we repatriate these funds to the U.S., we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs. We have accrued deferred taxes for the tax effect of repatriating the funds to the U.S.

During the first quarter of 2023, the IRS provided tax deadline relief following the California winter storms, as a result of which we have deferred our 2023 quarterly federal cash tax payments until the fourth quarter of 2023.

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

During the nine months ended September 30, 2023, we repurchased approximately $1,151 million of our common stock under our stock repurchase programs. As of September 30, 2023, a total of approximately $1.7 billion remained available for future repurchases of our common stock under our stock repurchase programs. See “Note 12 — Stockholders’ Equity” to the condensed consolidated financial statements included in this report for more information about our stock repurchase programs.

Dividends

The Company paid a total of $132 million and $120 million in cash dividends during the three months ended September 30, 2023 and 2022, respectively, and $399 million and $370 million in cash dividends during the nine months ended September 30, 2023 and 2022, respectively. In November 2023, our Board of Directors declared a cash dividend of $0.25 per share of common stock to be paid on December 15, 2023 to stockholders of record as of December 1, 2023.

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

The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our cash equivalents, customer accounts and short-term and long-term investments in a variety of asset types, including bank deposits, government bonds and corporate debt securities. As of September 30, 2023, approximately 28% of our total cash and investments was held in cash and cash equivalents and customer accounts. As such, changes in interest rates will impact interest income. As discussed below, the fair market values of our fixed rate securities may be adversely affected due to a rise in interest rates, and we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates.

As of September 30, 2023, the balance of our corporate debt and government bond securities was $2.9 billion, which represented approximately 27% of our total cash and investments. Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate investment securities may be adversely impacted due to a rise in interest rates. In general, fixed-rate securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease and may also suffer a decline in market value if interest rates increase. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. A hypothetical 1% (100 basis point) increase in interest rates would have resulted in a decrease in the fair value of our investments of $20 million and $22 million as of September 30, 2023 and December 31, 2022, respectively.

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

Equity Price Risk

Equity investments

In 2021, we completed the transfer of our Classifieds business to Adevinta. Upon completion of the transfer we received an equity interest in Adevinta. The equity investment is accounted for under the fair value option and changes in Adevinta’s stock price and equity volatility may have a significant impact on the value of our equity investment in Adevinta. As of September 30, 2023, a one dollar change in the fair value of one share of Adevinta’s common stock, holding other factors constant, would increase or decrease the fair value of the investment by approximately $404 million.

The fair value of our equity investment in KakaoBank is measured based on closing stock price and prevailing foreign exchange rate at each balance sheet date. Valuation of equity investments with readily determinable fair values can be obtained from real time quotes in active markets. Changes in KakaoBank’s stock price and equity volatility may have a significant impact on the value of our equity investment in KakaoBank. As of September 30, 2023, a one dollar change in the fair value of one share of KakaoBank’s common stock, holding other factors constant, would increase or decrease the fair value of the investment by approximately $5 million.

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

As of September 30, 2023, our equity investments totaled $4.6 billion, which represented approximately 44% of our total cash and investments, and primarily related to our equity investment in Adevinta.

For additional details related to these investments, please see “Note 6 — Investments” to our condensed consolidated financial statements included in this report.

Warrant

We entered into a warrant agreement in conjunction with a commercial agreement with Adyen that, subject to meeting certain conditions, entitles us to acquire a fixed number of shares up to 5% of Adyen’s fully diluted issued and outstanding share capital at a specific date. As discussed above, in 2021 we met the processing volume milestone target to vest the first tranche of the warrant, and we exercised the option to purchase shares of Adyen. The remaining tranches of the warrant are accounted for as a derivative instrument under ASC Topic 815, Derivatives and Hedging. Changes in Adyen’s common stock price and equity volatility may have a significant impact on the value of the warrant. As of September 30, 2023, a one dollar change in the fair value of one share of Adyen’s common stock, holding other factors constant, would increase or decrease the fair value of the warrant by approximately $0.3 million. For additional details related to the warrant, please see “Note 7 — Derivative Instruments” to our condensed consolidated financial statements included in this report.

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

The following table illustrates the fair values of outstanding foreign exchange contracts designated as cash flow hedges and foreign exchange contracts not designated for hedge accounting and the before-tax effect on fair values of a hypothetical adverse change in the foreign exchange rates that existed as of September 30, 2023. The sensitivity for foreign currency contracts is based on a 20% adverse change in foreign exchange rates, against relevant functional currencies.

	Fair Value Asset/(Liability)	Fair Value Sensitivity
	(In millions)
Foreign exchange contracts - Cash flow hedges	$63	$(103)
Foreign exchange contracts - Not designated for hedge accounting	$14	$(57)

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

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $7 million as of September 30, 2023 taking into consideration the offsetting effect of foreign exchange forwards in place as of September 30, 2023.

Item 4:    Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2023.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1:    Legal Proceedings

The information set forth under “Note 11 — Commitments and Contingencies — Litigation and Other Legal Matters” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A:    Risk Factors

We are subject to various risks and uncertainties that may affect our business, results of operations and financial condition including not limited to, those described in Part I, Item 1A, Risk Factors in the 2022 Form 10-K. Current global economic and geopolitical events and conditions may amplify many of these risks. These risks are not the only risks that may affect us. Additional risks that we are not aware of or do not believe are material at the time of this filing may also become important factors that adversely affect our business. Except as set forth below, there have been no material changes to the Company’s risk factors from those disclosed in the 2022 Form 10-K.

We are using artificial intelligence (“AI”) technologies, including generative AI (“GAI”), in our product and service offerings. GAI technology is new and developing and may present compliance, operational and reputational risks.

We are increasingly building GAI features into some of our products and services and are making investments in expanding our GAI capabilities. As part of this process, we also utilize GAI tools offered by third-party providers in the development and testing of our offerings. GAI is a new and emerging technology in its early stages of commercial use and presents certain inherent risks. GAI algorithms are based on machine learning and predictive analytics, which can create unintended biases and discriminatory outcomes, and outputs can be completely fabricated or false (e.g., GAI hallucinatory behavior). There is a risk that our algorithms could produce such outcomes or other unexpected results or behaviors that could harm our reputation, business, or buyers and sellers.

In addition, the use of AI may involve significant technical complexity and requires specialized expertise. Any disruption or failure in our AI systems or infrastructure, or those of our third-party providers, could result in delays or errors in our operations, which could harm our business and financial results. The use of GAI tools could also result in a greater likelihood of cybersecurity incidents, privacy violations and inadvertent disclosures of our intellectual property or other confidential information, any of which could either directly or indirectly harm our business, operations and reputation.

The AI regulatory landscape is still uncertain and evolving, and the development and use of AI technologies, including GAI, in new or existing products may result in new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns or other complications that could be costly and time-consuming and could adversely affect our business, reputation or financial results. The intellectual property ownership and license rights, including copyrights, surrounding AI technologies, including GAI, has not been fully addressed by U.S. courts or other federal, state or international laws or regulations, and the use or adoption of third-party GAI technologies into our products and services may result in exposure to claims of copyright infringement or other intellectual property misappropriation, which could harm our business and financial results.

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Stock repurchase activity during the three months ended September 30, 2023 was as follows:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (1)
July 31, 2023	1,688,300	$46.46	1,688,300	$2,269,445,514
August 31, 2023	5,080,594	$43.76	5,080,594	$2,047,125,484
September 30, 2023	7,977,984	$43.84	7,977,984	$1,697,400,153
	14,746,878		14,746,878
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
During the three months ended September 30, 2023, we repurchased approximately $651 million of our common stock under our stock repurchase programs. Of the additional $4.0 billion stock repurchase program authorized by our Board in February 2022, as of September 30, 2023 a total of approximately $1.7 billion remained available for future repurchases of our common stock.
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

Item 6:    Exhibits

The information required by this Item is set forth in the Index to Exhibits of this Quarterly Report on Form 10-Q.

INDEX TO EXHIBITS

Exhibit Number	Filed or furnished with this 10-Q	Description
3.01
Registrant’s Amended and Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the SEC on June 23, 2023 (File No. 001-37713) and incorporated herein by reference).

3.02
Registrant’s Amended and Restated Bylaws, as amended (filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the SEC on January 13, 2023 (File No. 001-37713) and incorporated herein by reference).

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
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2023 were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statement of Income, (iii) Condensed Consolidated Statement of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders’ Equity and (v) Condensed Consolidated Statement of Cash Flows. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	X	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eBay Inc.
Principal Executive Officer:

		By:	/s/ Jamie Iannone
Jamie Iannone
Chief Executive Officer
Date:	November 8, 2023
Principal Financial Officer:

		By:	/s/ Steve Priest
Steve Priest
Chief Financial Officer
Date:	November 8, 2023
Principal Accounting Officer:

		By:	/s/ Rebecca Spencer
Rebecca Spencer
Vice President, Chief Accounting Officer
Date:	November 8, 2023