Form 10-K
period 2023-12-31
EBAY INC
filed 2024-02-28
CIK 1065088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023.
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐  No  ☒
As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $23,784,458,062 based on the closing sale price as reported on The Nasdaq Global Select Market.
518 million shares of common stock issued and outstanding as of February 23, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the definitive proxy statement for the registrant’s 2024 Annual Meeting of Stockholders.

eBay Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2023

PART I
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions (such as those relating to future business, future results of operations or financial condition, inflationary pressure, foreign exchange rate volatility and geopolitical events, new or planned features or services, or management strategies). You can generally identify these forward-looking statements by words such as “aim,” “anticipate,” “believe,” “commit,” “continue,” “could,” “design,” “develop,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “likely,” “maintain,” “may,” “ongoing,” “opportunity,” “plan,” “possible,” “potential,” “should,” “target,” “will,” “would” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others:

•fluctuations in, and our ability to predict, our results of operations and cash flows;
•our ability to convert visits into sales for our sellers, attract and retain sellers and buyers, and execute on our business strategy;
•our ability to compete in the markets in which we participate;
•our ability to generate revenue from our foreign operations and expand in international markets;
•the impact of inflationary pressure, fluctuations in foreign currency exchange rates, increasing interest rates and geopolitical events such as the ongoing wars in Ukraine and in Israel and Gaza, including the related disruptions to international shipping in the Red Sea;
•our ability to keep pace with rapid technological developments or continue to innovate and create new initiatives to provide new programs, products and services;
•our ability to operate and continuously develop our payments system and financial services offerings;
•the impact of evolving domestic and foreign government laws, regulations, rules and standards that affect us, our business and/or our industry;
•our reliance on third-party providers;
•our ability to protect or enforce our intellectual property rights;
•our ability to deal effectively with fraudulent activities on our platforms;
•the impact of any security breaches, cyberattacks or system failures and resulting interruptions;
•our ability to attract, retain and develop highly skilled employees;
•our ability to accomplish or accurately track and report results related to our environmental, social and governance goals;
•current and potential litigation and regulatory and government inquiries, investigations and disputes involving us or our industry;
•our ability to generate sufficient cash flow to service our indebtedness;
•the impact of evolving sales and other tax regimes in various jurisdictions and anticipated tax liabilities; and
•the success of our potential acquisitions, dispositions, joint ventures, strategic partnerships and strategic investments.

A more complete description of these risks and uncertainties is included in “Item 1A: Risk Factors” of this Annual Report on Form 10-K, as well as in our consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission (“SEC”). We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

ITEM 1: BUSINESS

Unless otherwise expressly stated or the context otherwise requires, when we refer to “we,” “our,” “us,” “eBay” or the “Company” in this annual report on Form 10-K, we mean eBay Inc. and its consolidated subsidiaries.

Overview

Founded in 1995 in San Jose, California, eBay Inc. is a global commerce leader that connects people and builds communities to create economic opportunity for all. Our technology empowers millions of buyers and sellers in more than 190 markets around the world, providing everyone the opportunity to grow and thrive. Our Marketplace platforms, including our online marketplace located at www.ebay.com and its localized counterparts, our off-platform businesses in Japan and the United States, and our suite of mobile apps, together, create one of the world's largest and most vibrant marketplaces for discovering great value and unique selection. In 2023, eBay enabled more than $73 billion of gross merchandise volume. For more information about the Company and its global portfolio of online brands, visit www.ebayinc.com.

Our Strategy

As a global commerce leader and third-party marketplace, our technologies and services are designed to provide buyers choice and a breadth of relevant inventory from around the globe, and to enable sellers’ access to eBay’s 132 million buyers worldwide. Our business model and pricing are designed so our business is successful when our sellers are successful. We earn revenue primarily through fees collected on paid sales, inclusive of payment processing and first-party advertising.

eBay’s strategy is to leverage technology to enhance the marketplace experience for our customers to drive growth in Gross Merchandise Volume (“GMV”), while increasing the rate of revenue growth through our advertising initiatives and delivering healthy operating margins. Beginning in 2020, we embarked on a multi-year journey to build more compelling category experiences for enthusiastic consumers, to become the partner of choice for sellers and to strengthen trust in relationships with buyers on our Marketplace platforms. In 2023, we evolved our strategy to focus on reinventing the future of ecommerce for enthusiasts. We derived a majority of GMV in 2023 from the following product categories: parts & accessories, collectibles, fashion, electronics, and home & garden.

Since late 2021, eBay has managed payments for all transactions on our Marketplace platforms, delivering buyers and sellers a simplified end-to-end payments experience. Through managed payments, we are able to provide a frictionless experience for current and next-generation customers, consistent with today’s retail standards. We offer buyers more flexibility and choice in how to pay and offer sellers a more streamlined way to run their businesses.

We are focused on growing our first-party advertising revenue through our suite of Promoted Listings products while reducing our focus on non-strategic, third-party advertising. We currently offer several Promoted Listings products, including: Promoted Listings Standard (a cost-per-acquisition product), Promoted Listings Express (a cost-per-acquisition product for auction listings), Promoted Listings Advanced (a cost-per-click product) and External Promoted Listings (an off-platform advertising product). Through our portfolio of Promoted Listings offerings, we provide sellers with data-driven recommendations to improve their conversion and drive velocity, while testing and building more technology features to drive growth, position eBay as the seller’s platform of choice and surface relevant inventory to buyers.

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

To become the partner of choice for sellers, we continuously invest in technology to deliver quality selling experiences and products to grow the seller tools ecosystem. Our new magical listing experience offers an artificial intelligence (“AI”) driven description for all listings across our Marketplace platforms — desktop, mobile and app — reducing the time to list and enhance seller experience. In 2023, we expanded our Promoted Listings offerings to help our sellers drive greater velocity and price realization for their inventory. We also expanded the eBay International Shipping program for United States sellers surfacing millions of listings to buyers across more than 190 countries while removing the friction of international shipping and customs formalities.

To further strengthen our buyers’ confidence and trust in our services, we offer “eBay Money Back Guarantee,” which allows buyers to receive their money back if the item they ordered does not arrive, is faulty or damaged or does not match the listing. eBay Money Back Guarantee covers most items purchased on the eBay Marketplace platform in the United States, the United Kingdom, Germany, Australia, Canada, France, Italy and Spain through a qualifying payment method. In addition, eBay authenticates eligible luxury and collectible items in five categories through “Authenticity Guarantee”, an independent authentication service available in the United States, the United Kingdom, Germany, Australia and Canada. In our parts & accessories category, we focused on fitment to ensure that automotive enthusiasts are able to find the right parts to fit their vehicles by integrating the acquired technical capabilities of MyFitment onto our platforms. We also continue to expand our eBay Refurbished offering, a dedicated destination that brings inventory from pre-selected brands and top rated sellers with standardized condition grading, to meet consumer demand for top products backed by a warranty.

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

eBay for Charity empowers buyers and sellers to support charities around the world. In 2023, eBay for Charity matched donations made to the International Rescue Committee, Team Rubicon, World Central Kitchen, Hawaii Community Foundation and American National Red Cross, and partnered with Homes For Our Troops, GiveLove, Deckaid Inc, Direct Relief and Free The Work. In 2023, nearly $162 million was raised by buyers and sellers to support charities via eBay for Charity.

The eBay Foundation helps to build economically vibrant and thriving communities. During 2023, the eBay Foundation granted more than $19 million through strategic grantmaking and our employee gift-matching program, primarily to support historically excluded entrepreneurs. To date, the eBay Foundation has awarded more than $120 million to more than 1,800 nonprofits.

Recommerce has been an integral part of eBay’s purpose since the Company was founded in 1995. As a pioneer of the circular economy, eBay has created an online space where people can buy and sell pre-owned goods. This helps preserve the world’s natural resources by avoiding a portion of the carbon emissions, water, energy and waste typically used in producing new goods.

eBay has continued to work towards its goal of achieving 100% renewable energy in its operations and data centers by 2025. We have also set Science Based Targets for all three scopes of our emissions. We have set a goal to reduce our scope 1 and scope 2 emissions by 90% by 2030 from a 2019 base year and to reduce value chain (scope 3) emissions from downstream transportation and distribution by 20% in the same timeframe, and we believe we are on track to achieve that goal. In 2023, eBay was ranked in the U.S. Environmental Protection Agency’s Green Power Partnership National Top 100 and Top 30 Tech & Telecom for the fourth year. In 2023, eBay was also recognized for its commitment to sustainability and responsible business by its inclusion in the Dow Jones

Sustainability World and North American Indices for the fifth straight year. In 2023, eBay also scored an A- on the CDP Climate Change questionnaire.

Financial Information

We measure our footprint in our addressable market according to GMV. GMV consists of the total value of all paid transactions between users on our Marketplace platforms during the applicable period inclusive of shipping fees and taxes. In 2023, we generated $73 billion in GMV, of which approximately 52 percent was generated outside the United States. We believe that GMV provides a useful measure of the overall volume of paid transactions that flow through our Marketplace platforms in a given period.

At the end of 2023, eBay had 132 million active buyers and approximately 2.0 billion live listings globally. The term “active buyer” means, as of any date, all buyer accounts that paid for a transaction on our Marketplace platforms within the previous 12-month period. Buyers may register more than once and, as a result, may have more than one account.

We generate revenue primarily through fees collected on paid sales, inclusive of payment processing and first-party advertising. The majority of our revenue comes from a take rate on the GMV of transactions paid on our Marketplace platforms. We define “take rate” as net revenues divided by GMV.

Our Marketplace platforms are designed to enable our buyers and sellers to leverage our economies of scale and capital investments in sales and marketing, mobile, customer acquisition, technology innovation and customer service.

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

For more information regarding competitive factors impacting our business, see the information in “Item 1A: Risk Factors” under the captions “Substantial and increasingly intense competition worldwide in ecommerce may harm our business” and “We could be subject to regulatory or agency investigations and/or court proceedings under unfair competition laws that could adversely impact our business.”

Government Regulation

Government regulation impacts key aspects of our business. In particular, we are subject to laws and regulations that affect the ecommerce industry in many countries where we operate.

Our business is subject to payments reporting requirements for U.S. sellers as a result of federal legislation. During 2021, legislation was passed requiring all businesses that process payments to issue a Form 1099-K for all sellers who receive more than $600 in gross payments in a year, a decrease from the previous reporting threshold of $20,000 and 200 transactions. The Internal Revenue Service (“IRS”) recently announced a second one-year delay of this rule. As a result, Form 1099-Ks for the $600 threshold will be issued beginning in January 2025 for 2024 transactions, subject to potential new federal legislation raising the threshold and/or future IRS action. Tax collection responsibility and the additional costs associated with complex sales and use tax collection, remittance and audit requirements, or reporting, could create additional burdens for buyers and sellers on our websites and mobile platforms.

The EU Digital Services Act (the “DSA”) will begin to be enforced for all online platforms as of mid-February 2024. The DSA imposes legal obligations on online marketplaces operating in Europe, requiring them to verify and ensure the accuracy and disclosure of required information, as well as the safety and authenticity of products posted by third-party merchants. The DSA also enforces new content moderation obligations, notice obligations, advertising restrictions and other requirements on digital platforms that will create additional operational burdens and compliance costs for us. Additionally, on October 26, 2023, the United Kingdom’s Online Safety Act (the “Act”) became law. The Act creates requirements around monitoring and handling harmful content and may require us to expend resources to comply with the new regulations.

For more information regarding regulatory risks, see the information in “Item 1A: Risk Factors” under the caption “Our business is subject to extensive and increasing government regulation and oversight, which could adversely impact our business” and “Our business and our sellers and buyers may be subject to evolving sales and other tax regimes in various jurisdictions, which may harm our business.”

Seasonality

We expect transaction activity patterns on our Marketplace platforms to mirror general consumer buying patterns. Please see the additional information in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Seasonality.”

Technology

The eBay Marketplace uses a combination of proprietary technologies and services as well as technologies and services provided by others. We have developed intuitive user interfaces; buyer, seller and developer tools; and transaction processing, database and network applications that help enable our users to reliably and securely complete transactions on our sites. Our technology infrastructure simplifies the storage and processing of large amounts of data, eases the deployment and operation of large-scale global products and services and automates much of the administration of large-scale clusters of computers. Our infrastructure has been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences.

In support of our commitment to innovation and a better customer experience, we have been on a multi-year evolution to modernize our Marketplace. Through technologies like AI, including generative AI (“GAI”), we are anticipating the needs of buyers, sellers and developers, empowering entrepreneurs looking to grow their business, and making the platform more accessible to everyone. We aim to create highly personalized and inspiring shopping experiences powered by advanced technologies.

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

Intellectual Property

We regard the protection of our intellectual property, including our trademarks (particularly those covering the eBay name), patents, copyrights, domain names, trade dress and trade secrets as critical to our success. We aggressively protect our intellectual property rights by relying on federal, state and common law rights in the United States and internationally, as well as a variety of administrative procedures. We also rely on contractual restrictions to protect our proprietary rights in products and services. We routinely enter into confidentiality and invention assignment agreements with our employees and contractors and nondisclosure agreements with parties with whom we conduct business to limit access to and disclosure of our proprietary information.

We routinely pursue registration of our domain names, trademarks and patents in the United States and internationally. Additionally, we have filed U.S. and international patent applications covering certain aspects of our proprietary technology. Effective trademark, copyright, patent, domain name, trade dress and trade secret protection is typically expensive to maintain and may require litigation. We must protect our intellectual property rights and other proprietary rights in an increasing number of jurisdictions, a process that is expensive and time consuming and may not be successful.

We have registered our core brands as trademarks and domain names in the United States and internationally and have in place an active program to continue to secure trademarks and domain names that correspond to our brands in markets of interest. If we are unable to register or protect our trademarks or domain names, we could be adversely affected in any jurisdiction in which our trademarks or domain names are not registered or protected. We have licensed in the past, and expect to license in the future, certain of our proprietary rights, such as trademarks, to others.

From time to time, third parties have claimed — and others will likely claim in the future — that we have infringed their intellectual property rights. We are typically involved in a number of such legal proceedings at any time. Please see the information in “Item 3: Legal Proceedings” and in “Item 1A: Risk Factors” under the captions “The listing or sale by our users of certain items, including items that allegedly infringe the intellectual property rights of rights owners, including pirated or counterfeit items, illegal items or items used in an illegal manner, may harm our business,” and “We may be unable to adequately protect or enforce our intellectual property rights and face ongoing allegations by third parties that we are infringing their intellectual property rights.”

Human Capital Management

As of December 31, 2023, we employed approximately 12,300 people globally. Approximately 7,500 of our employees were located in the United States. eBay has robust people-focused programs to attract, support and retain our employees globally. Our recruitment, development, compensation and benefits, wellness, and diversity, equity and inclusion programs are designed to reflect our values, ensure eBay’s competitiveness in the talent market and ensure we support our employees’ well-being. eBay’s management is focused on delivering programs that develop and support our people and connect them with our customers, our community, and each other. Given the importance of eBay’s employees to our overall success, since 2022, the Compensation Committee of the Board of Directors has been responsible for oversight of our human capital management strategy and practices, including activities such as talent recruitment, development and retention, employee engagement, succession planning, and diversity, equity and inclusion.

Culture

eBay’s purpose to connect people and build communities to create economic opportunity for all continues to serve as the backbone of our culture. We bring this purpose to life through five core beliefs that eBayers embody in their day-to-day work. Our Beliefs are:

•Empower our community
•Innovate boldly
•Deliver with impact
•Be for everyone
•Act with integrity

Evolving How We Work

When eBay reopened its offices around the globe we introduced FlexWork, giving employees the opportunity to work in one of three models: onsite, remote, or hybrid. We believe FlexWork provides us the flexibility to attract and hire the right talent and we leverage tools to keep our workforce connected. We are focused on striking the right balance between in-person and remote work as we aim for individual productivity and overall team success. Enhanced in-person collaboration is creating a more dynamic and engaging culture that unlocks innovation and drives better decision making. For employees who are in the office more often, we have maintained programs, such as back-up in-home child and adult care, to support families and caregivers.

Diversity, Equity and Inclusion

Diversity, Equity and Inclusion (“DE&I”) remains a priority for eBay. As a global marketplace bringing together millions of sellers and buyers across more than 190 markets around the world, our purpose is to connect people and build communities to create economic opportunity for all. In our workplace, we bring the best talent from different communities together to learn, grow, thrive and innovate.

Our four DE&I objectives are increasing representation, cultivating a sense of belonging, engaging our communities and allies, and building inclusive technology. Our Communities of Inclusion (“COI”) are the cornerstone of our DE&I efforts and help, welcome and connect eBay employees of many backgrounds and identities from around the world. Through innovative experiential events, and meaningful discussions and connections, our COI aim to encourage growth and create an open, safe and welcoming place for everyone.

Equity remains at the forefront of our efforts to hire, develop, and retain top talent, enhance corporate performance, and foster a welcoming and inclusive company. We have continued to enhance our people and business processes, leveraging data insights, and providing ongoing learning and development opportunities to employees. We have also continued to enhance our internal governance model to ensure a shared accountability around DE&I throughout the organization.

Well-Being Support for Employees and Their Families

We have continually engaged with our people to support their physical, financial, and mental well-being for them and their families through expanded wellness resources. As part of these efforts, we have continued our focus on ensuring our employees and their families have access to high quality care. In 2023, we introduced a new medical plan in the United States focused on affordability and quality and expanded access to telehealth services. In 2023, we also hosted a global well-being challenge and continued mental health first aid training for managers and peers to help manage burnout. We continually look for ways to enhance the support we provide to employees and improve the effectiveness of our benefit programs.

In addition to competitive pay and benefits, eBay offers additional parental time off beyond what is required by law in the United States and in most countries where we operate. This benefit is offered for parents welcoming a new child into the family whether by giving birth, adopting or welcoming a child through surrogacy. We have also expanded support to employees by enhancing bereavement leave and adding an emergency paid leave program. This is an important demonstration of how eBay seeks to support its employees and their family in moments that matter.

Acting with Integrity

We are committed to ethics and acting with integrity. We regularly communicate about the importance of being open, honest, ethical and authentic with ongoing trainings and quarterly “tone from the top” topics that encourage conversations between leaders with their employees. In addition, we host an annual Ethics and Compliance Week focused on educating employees about our programs and the resources available to them to support ethical conduct and decision making.

Employee Voice & Values

In addition to multiple channels for sharing feedback, we also regularly survey our employees through our eBay Listens program. We ask about trust and engagement, their experience with diversity, equity and inclusion, ethics and integrity, and last year we asked for upward feedback about managers. We believe our employees welcome sharing their points of view with us and are encouraged by how their input molds several strategic programs and our values, including our commitments in critical areas such as Impact and Responsibility.

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

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs on our investor relations website, as well as our company website and social media channels from time to time. Company sustainability information for investors is available on our investor relations website under the heading “ESG Investors.” Corporate governance information, including our governance guidelines for our Board of Directors (“Board”), Board committee charters and code of conduct, is also available on our investor relations website under the heading “Corporate Governance.”

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
•We are exposed to fluctuations in foreign currency exchange rates, which could negatively impact our financial results.
•Our international operations and engagement in cross-border trade are subject to risks, which could harm our business.
•Our business may be adversely affected by geopolitical events, natural disasters, seasonal factors and other factors that cause our users to spend less time, or transact less, on our websites or mobile platforms and applications, including increased usage of other websites.
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
•Our success largely depends on key employees. Because competition for key employees is intense, we may not be able to attract, retain, and develop the highly skilled employees we need to support our business. The loss of senior management or other key employees could harm our business.
•Problems with or price increases by third parties who provide services to us or to our sellers could harm our business.
•Our business is subject to extensive and increasing government regulation and oversight, which could adversely impact our business.
•New laws and increasing levels of regulation in the areas of privacy and protection of user data could harm our business.
•Other laws and regulations could harm our business.
•Our disclosures and stakeholder expectations related to environmental, social and governance matters may impose additional costs and expose us to new risks.
•We are regularly subject to litigation and regulatory and government inquiries, investigations and disputes, as our business evolves and as governments and regulators seek to extend new and existing laws to reach our business model.
•We could be subject to regulatory or agency investigations and/or court proceedings under unfair competition laws that could adversely impact our business.
•The listing or sale by our users of certain items, including items that allegedly infringe the intellectual property rights of rights owners, including pirated or counterfeit items, illegal items or items used in an illegal manner, may harm our business.
•We are subject to risks associated with information disseminated through our services.
•Fluctuations in interest rates, and changes in regulatory guidance related to such interest rates, could adversely impact our financial results.
•We have substantial indebtedness, and we may incur substantial additional indebtedness in the future, and we may not generate sufficient cash flow from our business to service our indebtedness. Failure to comply with the terms of our indebtedness could result in the acceleration of our indebtedness, which could have an adverse effect on our cash flow and liquidity.
•Our business and our sellers and buyers may be subject to evolving sales and other tax regimes in various jurisdictions, which may harm our business.
•We may have exposure to greater than anticipated tax liabilities.
•Acquisitions, dispositions, joint ventures, strategic partnerships and strategic investments could result in operating difficulties and could harm our business or impact our financial results.
•We could incur significant liability if the Distribution of PayPal is determined to be a taxable transaction.
•We may be exposed to claims and liabilities as a result of the Distribution.

Risk Factors:

You should carefully review the following discussion of the risks that may affect our business, results of operations and financial condition, as well as our consolidated financial statements and notes thereto and the other information appearing in this report, for important information regarding risks that affect us. Current global economic events and conditions as well as evolving regulatory scrutiny may amplify many of these risks. These risks are not the only risks that may affect us. Additional risks that we are not aware of or do not believe are material at the time of this filing may also become important factors that adversely affect our business.

Business, Economic, Market and Operating Risks

Our operating and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations and cash flows, as well as the trading price of our common stock and debt securities.

Our operating and financial results have varied on a quarterly basis during our operating history and may continue to fluctuate significantly as a result of a variety of factors, including the following risks and other risks set forth in this “Risk Factors” section:

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
•the success of our marketing efforts; and
•the impact of competitive and industry developments, including changes in the legal and regulatory landscape, and our response to those developments.

In view of the rapidly evolving nature of our business, period-to-period comparisons of our operating results may not be meaningful, and you should not rely upon them as an indication of future performance. It is difficult for us to forecast the level or source of our revenues or earnings (loss) accurately, particularly given that substantially all of our net revenues each quarter come from transactions involving sales during that quarter. Due to the inherent difficulty in forecasting revenues, it is also difficult to forecast expenses as a percentage of net revenues. Quarterly and annual expenses as a percentage of net revenues reflected in our consolidated financial statements may be significantly different from historical or projected percentages. Because our business model is dependent upon consumer spending, our results of operations are sensitive to changes in or uncertainty about macro-economic conditions. Our buyers may in the future have less capacity for discretionary purchases and may reduce their purchases from our sellers as a result of various factors, including job losses, inflation (such as recent inflationary pressure), higher taxes, reduced access to credit, changes in federal economic policy, public health issues such as a pandemic, recent global economic uncertainty, lower consumer confidence and demand for discretionary goods, and geopolitical events such as recent international trade disputes and the ongoing wars in Ukraine and in Israel and Gaza, including the related disruptions to international shipping in the Red Sea.

Substantial and increasingly intense competition worldwide in ecommerce may harm our business.

The businesses and markets in which we operate are intensely competitive. We currently and potentially compete with a wide variety of online and offline companies providing goods and services to consumers and merchants, a number of which have significant resources, large user communities and well-established brands. The Internet and mobile networks provide new, rapidly evolving and intensely competitive channels for the sale of all types of goods and services. We compete in two-sided markets, and we must attract both buyers and sellers to use our platforms. Consumers who purchase or sell goods and services through us have more and more alternatives, and merchants have more channels to reach consumers. We expect competition to continue to intensify. The barriers to entry into these channels can be low, and businesses can easily launch online sites or mobile platforms and applications at nominal cost by using commercially available software or partnering with any of a number of successful ecommerce, search, advertising or social companies. As we respond to changes in the competitive environment, we may, from time to time, make pricing, service, policy or marketing decisions or acquisitions that may be controversial with and lead to dissatisfaction among sellers or buyers, which could reduce activity on our platform and harm our reputation and profitability.

We face increased competitive pressure online and offline. In particular, the competitive norm for, and the expected level of service from, ecommerce and mobile commerce has significantly increased due to, among other factors, improved user experience, greater ease of buying goods, lower (or no) shipping costs, faster shipping times and more favorable return policies. In addition, certain platform businesses, such as Alibaba, Alphabet (Google), Amazon, Apple and Meta (Facebook and Instagram), many of which are larger than us or have greater capitalization, have a dominant and secure position in other industries or certain significant markets, and offer other goods and services to consumers and merchants that we do not offer. If we are unable to change our products, offerings and services in ways that reflect the changing demands of ecommerce and mobile commerce marketplaces, including if sellers on our platforms are unable to source items or we are unable to provide higher service levels (some of which depend on services provided by sellers on our platforms) in line with consumer expectations, or if we are unable to compete effectively with and adapt to changes in larger platform businesses, our business and reputation will suffer.

Competitors with other revenue sources or greater resources may also be able to devote more resources to marketing and promotional campaigns and buyer acquisition, adopt more aggressive pricing policies and devote more resources to website, mobile platforms and applications and systems development than we can. Other competitors may offer or continue to offer faster and/or free shipping, delivery on Sunday, same-day delivery, more favorable return policies or other transaction-related services which improve the user experience on their sites and which could be impractical or inefficient for our sellers to match. Competitors may be more narrowly focused on particular types of goods and create compelling communities and be able to innovate faster and more efficiently, and new technologies may increase these competitive pressures by enabling competitors to offer more efficient or lower-cost services.

Some of our competitors control other products and services that are important to our success, including payment processing, Internet search, shipping and delivery resources, and mobile operating systems. Such competitors could manipulate pricing, availability, terms or operation of service related to their products and services in a manner that impacts our competitive offerings. For example, Alphabet, which operates a shopping platform service, has from time to time made changes to its search algorithms that have reduced the amount of search traffic directed to us from searches on Google. If we are unable to use or adapt to operational changes in such services, we may face higher costs for such services, face integration or technological barriers or lose customers, which could cause our business to suffer.

Consumers who might use our sites to buy goods have a wide variety of alternatives, including traditional department, warehouse, boutique, discount and general merchandise stores (as well as the online and mobile operations of these traditional retailers), online retailers and their related mobile offerings, online and offline aggregation and classified services, social media platforms and other shopping channels, such as offline and online home shopping networks. In the United States, these include, but are not limited to, Amazon, Facebook, Instagram, Google, TikTok, Walmart, Target, Best Buy, Macy’s, Etsy, Shopify, Wayfair, Temu, Shein, and Rakuten, among others. In addition, consumers have a large number of online and offline channels focused on one or more of the categories of products offered on our sites, including but not limited to, Vinted, StockX, TheRealReal, Back Market, Chrono24, Fanatics, Farfetch, RockAuto, and GOAT Group, among others.

Consumers also can turn to many companies that offer a variety of services that provide other channels for buyers to find and buy items from sellers of all sizes, including social media, online aggregation and classifieds platforms, such as websites operated by Adevinta or Naspers Limited and others such as craigslist, Oodle.com and Meta. Consumers also can turn to shopping-comparison sites, such as Google Shopping, or social networks that enable purchases such as Pinterest, Facebook, Instagram and TikTok. In certain markets, our fixed-price listing and traditional auction-style listing formats increasingly are being challenged by other formats, such as classifieds. We use product search engines and paid search advertising to help users find our sites, but these services also have the potential to divert users to other online shopping destinations. Consumers may choose to search for products and services with a horizontal search engine or shopping comparison website, and such sites may also send users to other shopping destinations. In addition, sellers are increasingly utilizing multiple sales channels, including the acquisition of new customers by paying for search-related advertisements on horizontal search engine sites, such as Google, Naver and Baidu.

Consumers and merchants who might use our sites to sell goods also have many alternatives, including general ecommerce sites, such as Amazon, Alibaba, and Zalando, and more specialized sites, such as Etsy. Our international sites also compete for sellers with general and specialized ecommerce sites. Sellers may also choose to sell their goods through other channels, such as multi-channel services like Shopify or classifieds platforms. Consumers and merchants also can create and sell through their own sites, and may choose to purchase online advertising instead of using our services. In some countries, there are online sites that have larger customer bases and greater brand recognition, as well as competitors that may have a better understanding of local culture and commerce. We may increasingly compete with local competitors in developing countries that have these or other unique advantages, such as a greater ability to operate under local regulatory authorities.

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

In addition, certain manufacturers or brands may seek to limit or cease distribution of their products through online channels, such as our sites. Manufacturers may attempt to use contractual obligations or existing or future government regulation to prohibit or limit ecommerce in certain categories of goods or services. Manufacturers may also attempt to enforce minimum resale price maintenance or minimum advertised price arrangements to prevent distributors from selling on our platforms or on the Internet generally, or drive distributors to sell at prices that would make us less attractive relative to other alternatives. The adoption of those or other policies could adversely affect our results of operations and result in loss of market share and diminished value of our brands.

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

Our international businesses, especially in the United Kingdom, Germany and Australia, and cross-border business from greater China, have generated approximately half of our net revenues in recent years. In addition to uncertainty about our ability to generate revenues from our foreign operations and expand into international markets, there are risks inherent in doing business internationally, including:

•uncertainties and instability in economic and market conditions resulting from inflationary pressures, increasing interest rates and the ongoing wars in Ukraine and in Israel and Gaza, including the related disruptions to international shipping in the Red Sea;
•uncertainties caused by decreasing consumer confidence and demand for discretionary goods;
•expenses associated with localizing our products and services and customer data, including offering customers the ability to transact business in the local currency and adapting our products and services to local preferences (e.g., payment methods) with which we may have limited or no experience;
•economic and trade sanctions, trade barriers and changes in trade regulations;
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
•geopolitical events, including natural disasters, public health issues (including pandemics), acts of war (such as the ongoing wars in Ukraine and in Israel and Gaza), and terrorism;
•supply chain disruptions including the ongoing disruptions to international shipping in the Red Sea;
•import or export regulations, including the complexities of seller compliance with “de minimis thresholds” and other parallel regulations across the broad range of categories and products offered on our platforms;
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
•different, uncertain, or more stringent user protection, data protection, data localization, privacy, and other data and consumer protection laws;
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

Cross-border trade is an important source of both revenue and profits for us. Cross-border trade also represents our primary (or in some cases, only) presence in certain important markets, such as China, and various other countries. The interpretation and/or application of laws, such as those related to intellectual property rights of authentic products, selective distribution networks, and sellers in other countries listing items on the Internet, could impose restrictions on, or increase the costs of, purchasing, selling, shipping, or returning goods across national borders. The shipping of goods across national borders is often more expensive and complicated than domestic shipping. Changes to customs authorities’ “de minimis” thresholds, as well as increased costs or fees for third party sellers, logistics providers, or online marketplaces associated with changes in customs policy, as well as any other factors that increase the costs of cross-border trade or restrict, delay, or make cross-border trade more difficult or impractical would lower our revenues and profits and could harm our business.

Our business may be adversely affected by geopolitical events, natural disasters, seasonal factors and other factors that cause our users to spend less time, or transact less, on our websites or mobile platforms and applications, including increased usage of other websites.

Our users may spend less time on our websites and our applications for mobile devices as a result of a variety of diversions and other factors, including: geopolitical events, such as war (including the ongoing wars in Ukraine and Israel and Gaza, including the related disruptions to international shipping in the Red Sea), the threat of war, social or political unrest, or terrorist activity; natural disasters; the physical effects of climate change (such as drought, flooding, wildfires, increased storm severity and sea level rise); and potential increases in the cost of energy due to climate change; power shortages or outages; major public health issues, including pandemics; less discretionary consumer spending; social networking or other entertainment websites or mobile applications; significant local, national or global events capturing the attention of a large part of the population; and seasonal fluctuations due to a variety of factors. If any of these, or any other factors, divert or otherwise prevent our users from using or transacting on our websites or mobile applications, our business could be materially adversely affected.

In 2023, we experienced reduced traffic in most markets resulting from geopolitical events (such as the ongoing war in Ukraine), inflationary pressure, foreign exchange rate volatility, elevated interest rates and lower consumer confidence. These factors are negatively impacting discretionary consumer spending and may continue to do so indefinitely, which could harm our business.

If we cannot keep pace with rapid technological developments or continue to innovate and create new initiatives to provide new programs, products and services, the use of our products and our revenues could decline.

Rapid, significant technological changes continue to confront the industries in which we operate and we cannot predict the effect of technological changes on our business. We also continuously strive to create new initiatives and innovations that promote growth, such as our payments and advertising offerings and other features that enhance the customer experience. We are also increasingly leveraging AI technologies, including GAI, in our products and services and are making investments to expand our use of GAI capabilities. In addition to our own initiatives and innovations, we rely in part on third parties, including some of our competitors, for the development of and access to new technologies, including GAI tools. We expect that new services and technologies applicable to the industries in which we operate will continue to emerge. These new services and technologies may be superior to, or render obsolete, the technologies we currently use in our products and services. Incorporating new technologies into our products and services may require substantial expenditures and take considerable time, and ultimately may not be successful. For example, GAI is a new and rapidly developing technology in its early stages of commercial use and presents certain inherent risks. GAI algorithms are based on machine learning and predictive analytics, which can create unintended biases and discriminatory outcomes, and outputs can be completely fabricated or false (e.g., GAI hallucinatory behavior) or contain copyrighted or other protected material. There is a risk that our algorithms could produce such outcomes or other unexpected results or behaviors that could harm our reputation, business, or buyers and sellers. In addition, our ability to adopt new services and develop new technologies may be inhibited by industry-wide standards, new laws and regulations, resistance to change from our users, clients or merchants, or third parties’ intellectual property rights. In particular, the AI regulatory landscape is still uncertain and evolving, and the development and use of AI technologies, including GAI, in new or existing products may result in new or enhanced governmental or regulatory activity and scrutiny, litigation, ethical concerns or other complications that could be costly and time-consuming and could adversely affect our business, reputation or financial results. Our future success will depend on our ability to develop new technologies and adapt to technological changes and evolving industry standards.

Changes to our programs to protect buyers and sellers could increase our costs and loss rate, and failure to manage such programs effectively can result in harm to our reputation.

Our eBay Money Back Guarantee program represents the means by which we compensate users who believe that they have been defrauded, have not received the item that they purchased or have received an item different from what was described. We expect to continue to receive communications from users requesting reimbursement or threatening or commencing legal action against us if no reimbursement is made. Litigation, legislation, or regulation involving liability for any such third-party actions could result in increased costs of doing business, lead to adverse judgments or settlements or otherwise harm our business. In addition, affected users will likely complain to regulatory agencies that could take action against us, including imposing fines or seeking injunctions.

Since our recent transition to our payments system, we have also experienced and may continue to experience increased costs from chargebacks on payments, due to instances of forced transaction reversals initiated by buyers through their payment card issuers. These forced transaction reversals can be initiated for a number of reasons, including, but not limited to, alleged fraud or seller nonperformance, among others.

Additionally, in order to further strengthen our buyers’ confidence and trust in our services and the goods offered on our Marketplace, we introduced Authenticity Guarantee, an independent authentication service, in 2020 in select categories in the United States and have since expanded this service to more luxury categories and more markets. If we are unable to effectively manage the authentication process, including the third-party service providers on which we rely for much of our item authentication, we may suffer harm to our reputation and may be subject to litigation, which could be costly and time-consuming for us.

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

Payments and other financial services are governed by complex and continuously evolving laws and regulations that are subject to change and vary across different jurisdictions in the United States and globally. As a result, we are required to spend significant time and effort to determine whether various licensing and registration laws as well as privacy and secrecy laws relating to payments and other financial services we offer apply to us and to comply with applicable laws and licensing and registration regulations. In addition, there can be no assurance that we will be able to obtain or retain any necessary licenses or registrations. Any failure or claim of failure by us or our third-party service providers to comply with applicable laws and regulations relating to payments or financial services could require us to expend significant resources, result in liabilities, limit or preclude our ability to enter certain markets and harm our reputation. In addition, changes in payment regulations, or other financial regulation, including changes to the credit or debit card interchange rates in the United States or other markets, could adversely affect payments on our platform and make our payments systems less profitable.

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

However, effective intellectual property protection may not be available in every country in which our products and services are made available, and contractual arrangements and other steps we have taken to protect our intellectual property may not prevent third parties from infringing or misappropriating our intellectual property or deter independent development of equivalent or superior intellectual property rights by others. Trademark, copyright, patent, domain name, trade dress and trade secret protections are very expensive to maintain and may require litigation. Patent protection may not be available or obtainable for our proprietary rights, or patent applications may not issue. We must protect our intellectual property rights and other proprietary rights in a significant number of jurisdictions, a process that is expensive and time consuming and may not be successful in every jurisdiction. Also, we may not be able to discover or determine the extent of any unauthorized use of our proprietary rights. We have licensed in the past, and expect to license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to others. These licensees may take actions that diminish the value of our proprietary rights or harm our reputation. Any failure to adequately protect or enforce our intellectual property rights, or significant costs incurred in doing so, could materially harm our business.

Additionally, we have repeatedly been sued for allegedly infringing other parties’ patents. We are a defendant in various patent suits and have been notified of several other potential patent disputes.

As the number of intellectual property owners and products in the software industry increases and the functionality of these products further overlaps, and as we acquire technology through acquisitions or licenses, we may become increasingly subject to patent suits and other infringement claims, including copyright, and trademark infringement claims. For example, the intellectual property ownership and license rights surrounding AI technologies, including GAI, have not been fully addressed by U.S. courts or by U.S. or international laws or regulations, and the use or adoption of third-party GAI technologies into our products and services may result in exposure to claims of intellectual property infringement or misappropriation, which could harm our business and financial results. These or other intellectual property claims may be brought directly against us and/or against our customers whom we may indemnify either because we are contractually obligated to or because we choose to do so as a business matter. Such claims, whether or not meritorious, may be time-consuming and costly to defend and resolve, and could require us to make expensive changes in our methods of doing business, enter into costly royalty or licensing agreements, cease conducting certain operations, make substantial payments to satisfy adverse judgments or settle claims, any of which could harm our business.

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

Our businesses involve the storage and transmission of users’ personal data, including financial information. In addition, a significant number of our users authorize us to bill their payment card accounts directly for all transactions and other fees charged by us or, in certain cases, third-party service providers utilized in our payment services. An increasing number of websites, including those owned by several other large Internet and offline companies, have disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on portions of their websites or infrastructure. Our information technology and infrastructure have at times been, and may in the future be, vulnerable to cyberattacks (including ransomware attacks) or security incidents and third parties may be able to access our users’ proprietary information and payment card data that are stored on or accessible through our systems. Any security breach at a company providing services to us or our users could have similar effects. Our use of GAI tools could also result in a greater likelihood of cybersecurity incidents, privacy violations and inadvertent disclosures of our intellectual property or other confidential information, any of which could either directly or indirectly harm our business, operations and reputation. Further, if employees fail to comply with internal security policies and practices, this may present the risk of improper access, use or disclosure of data.

We may also need to expend significant additional resources to protect against security breaches or to redress problems caused by breaches. The increasing sophistication of attacks and regulatory requirements could require us to fundamentally change our business activities and practices to mitigate and/or respond to security vulnerabilities. Additionally, while we maintain insurance policies to protect against potential losses caused by security breaches, these policies may not be adequate to reimburse us for such losses, and we may not be able to fully collect, if at all, under these policies.

Systems failures and resulting interruptions in the availability of or degradation in the performance of our websites, applications, products or services could harm our business.

Our systems may experience service interruptions or degradation due to hardware and software defects or malfunctions, computer denial-of-service and other cyberattacks, human error, earthquakes, hurricanes, floods, fires, natural disasters, sustained drought, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses, or other events. Our systems are also subject to break-ins, sabotage and intentional acts of vandalism. Some of our systems are not fully redundant and our disaster recovery planning is not sufficient for all eventualities.

We have experienced and will likely continue to experience system failures, denial-of-service attacks, human error and other events or conditions from time to time that interrupt the availability or reduce the speed or functionality of our websites and mobile applications, including our payments services. These events have resulted and likely will result in loss of revenue. In addition, our use of AI involves significant technical complexity and requires specialized expertise. Any disruption or failure in our AI systems or infrastructure, or those of our third-party providers, could result in delays or errors in our operations, which could harm our business and financial results. A prolonged interruption in the availability or reduction in the speed or other functionality of our websites and mobile applications or payments services could materially harm our business. Frequent or persistent interruptions in our services could cause current or potential users to believe that our systems are unreliable, leading them to switch to our competitors or to avoid our sites, and could permanently harm our reputation and brands. Moreover, to the extent that any system failure or similar event results in damages to our customers or their businesses, these customers could seek significant compensation from us for their losses and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address. We also rely on facilities, components and services supplied by third parties and our business may be materially adversely affected to the extent these components or services do not meet our expectations or these third parties cease to provide the services or facilities. In particular, a decision by any of our third party hosting providers to close a facility that we use could cause system interruptions and delays, result in loss of critical data and cause lengthy interruptions in our services. While we carry business interruption insurance, it may not be sufficient to compensate us for losses that may result from interruptions in our service as a result of systems failures and similar events.

Our success largely depends on key employees. Because competition for key employees is intense, we may not be able to attract, retain, and develop the highly skilled employees we need to support our business. The loss of senior management or other key employees could harm our business.

Our future performance depends substantially on the continued services of our senior management and other key employees, including highly skilled engineers and product developers, and our ability to attract, retain, and motivate them. Competition for highly skilled individuals is intense, especially in the Silicon Valley where our corporate headquarters are located, and we may be unable to successfully attract, integrate or retain sufficiently qualified employees. In making employment decisions, particularly in the Internet and high-technology industries, employees often consider the value of their total compensation, including share-based awards such as restricted stock units, that they could receive in connection with their employment. In addition, our employee hiring and retention also depend on our ability to build and maintain a diverse, welcoming and inclusive workplace. If our share-based or other compensation programs cease to be viewed as competitive, including due to fluctuations in our stock price, or our workplace is not viewed as diverse, welcoming and inclusive, our ability to attract, retain, and motivate employees could be weakened, which could harm our business. We do not have long-term employment agreements with any of our key employees and do not maintain any “key person” life insurance policies. The loss of the services of any of our senior management or other key employees, or our inability to attract highly qualified senior management and other key employees, could harm our business. Our business is primarily non-unionized, but we have some works councils outside the United States and have seen some unionization amongst the employees of one of our subsidiaries in the United States. The unionization or related activism of significant employee populations, including in the United States, could result in higher costs and other operational changes necessary to respond to changing conditions and to establish new relationships with worker representatives.

In addition, in January 2024, we announced a restructuring plan that includes a reduction of our workforce by approximately 1,000 employees, or 9%. Our restructuring plan, and any future restructuring plans, reductions in force or other cost-cutting measures, could divert management attention, adversely affect employee morale and turnover, and damage our reputation as an employer, which could increase the difficulty of attracting, retaining and motivating qualified personnel and maintaining our corporate culture. Further, our reduced headcount following our restructuring plan and any further turnover may increase the difficulty of executing on our plans, including due to the loss of historical, technical or other expertise, which may have an adverse effect on our business, prospects and results of operations.

Problems with or price increases by third parties who provide services to us or to our sellers could harm our business.

A number of third parties provide services to us or to our sellers. Such services include seller tools that automate and manage listings, merchant tools that manage listings and interface with inventory management software, storefronts that help our sellers list items, shipping providers that deliver goods sold on our platform, managed payments intermediation, item authentication services, and services that we leverage for using and developing AI technologies (including GAI), among others. Financial or regulatory issues, labor issues (e.g., strikes, lockouts, worker shortages or work stoppages), or other problems that prevent these companies from providing services to us or our sellers could harm our business.

Price increases by, or service terminations, disruptions or interruptions at, companies that provide services to us and our sellers and clients could also reduce the number of listings on our platforms or make it more difficult for our sellers to complete transactions, thereby harming our business. In addition, shipping and postal rate increases may reduce the competitiveness of certain sellers’ offerings, and postal service changes and disruptions could require certain sellers to utilize alternatives which could be more expensive or inconvenient, which could in turn decrease the number of transactions on our sites, thereby harming our business.

We have outsourced certain functions to third-party providers, including some customer support, managed payments, product development functions and much of our item authentication service, which are critical to our operations. If our service providers do not perform satisfactorily, our operations could be disrupted, which could result in user dissatisfaction and could harm our business.

Third parties who provide services directly to us or our sellers may not continue to do so on acceptable terms, or at all. If any third parties were to stop providing services to us or our sellers on acceptable terms, including as a result of bankruptcy, we may be unable to procure alternatives from other third parties in a timely and efficient manner and on acceptable terms, or at all.

Regulatory and Legal Risks

Our business is subject to extensive and increasing government regulation and oversight, which could adversely impact our business.

We are subject to laws and regulations affecting our domestic and international operations in a number of areas, including consumer protection, data privacy requirements, responsible AI requirements, intellectual property ownership and infringement, prohibited items and stolen goods, tax, antitrust and anti-competition, import and export requirements and restrictions, anti-corruption, labor, advertising, digital content, real estate, payments and financial services, billing, ecommerce/marketplace or online platform liability, promotions, quality of services, telecommunications, mobile communications and media, environmental, packaging and waste, and health and safety regulations, as well as laws and regulations intended to combat money laundering and the financing of terrorist activities. In addition, we are, or may become, subject to further regulation in some of the above-mentioned areas or new areas as a result of the continued development and expansion of our payments capabilities. Further, certain government agencies have sought, or continue to seek, to hold us liable for third party sales on our Marketplace platforms to the extent such sales implicate laws and regulations enforced by those agencies, including specifically the Environmental Protection Agency (the “EPA”) and the Drug Enforcement Agency (the “DEA”), as described more fully under “Note 13 — Commitments and Contingencies — Litigation and Other Legal Matters,” as well as the Office for Product Safety and Standards in the United Kingdom (the “OPSS”), which seeks to hold us liable for third-party sales under the General Product Safety Regulations, which is the subject of ongoing litigation.

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

We are subject to multiple laws relating to the collection, use, sharing, retention, deletion, security, transfer and other handling of personal data about individuals, including our users and employees around the world. Data protection and privacy laws may differ, and be interpreted and applied inconsistently, from country to country. In many cases, these laws apply not only to user data, employee data and third-party transactions, but also to transfers of information between or among ourselves, our subsidiaries, and other parties with which we have commercial relations. These laws continue to develop around the globe and in ways we cannot predict and that may harm our business.

Regulatory scrutiny of privacy, data protection, and the collection, use, sharing, retention and deletion of personal data is increasing on a global basis. We are subject to a number of privacy laws and regulations in the countries in which we operate and these laws and regulations will likely continue to evolve over time, both through regulatory and legislative action and judicial decisions. In addition, compliance with these laws may restrict our ability to provide services to our customers that they may find to be valuable. For example, the General Data Protection Regulation (the “GDPR”) applies to personal data collected in the context of all of our activities conducted from an establishment in the European Union, related to products and services offered to individuals in the European Union or related to the monitoring of individuals’ behavior in Europe, imposes a range of significant compliance obligations regarding the handling of personal data. Additionally, we have “Binding Corporate Rules” in place, which require us to apply European Union data protection standards to all users and employees across the globe. Actions required to comply with these obligations depend in part on how particular and strict regulators interpret and apply them. If we fail to comply with the GDPR, or if regulators assert we have failed to comply with the GDPR, we may be subject to regulatory enforcement actions, that can result in monetary penalties of up to 20 million euros or 4% of our annual worldwide revenue (whichever is higher), private lawsuits, and/or reputational damage. There are continuing legal challenges and regulatory scrutiny of cross-border data transfers from the European Union and other jurisdictions, which may impact the cross-border transfer of personal data throughout our organization and to/from third parties.

In the United States, at least a dozen states have adopted generally applicable and comprehensive consumer privacy laws, with the California Consumer Privacy Act (the “CCPA”) extending more broadly to personal data about any type of California resident (including employees and individuals acting in a professional capacity at other companies as well). These new and developing state laws provide a number of new privacy rights for residents of these states and impose corresponding obligations on organizations doing business in these states. Not only do these laws require that we make disclosures about our data collection, use and sharing practices, but they also require that we provide new rights to individuals, such as the rights to access, delete and correct personal data. These new and developing laws will require us to continue to incur costs and expenses in our effort to comply. In addition, a number of other U.S. states are continuing to propose laws and regulations imposing obligations regarding the handling of personal data. Compliance with the GDPR, the new U.S. state laws, and other current and future applicable U.S. and international privacy, data protection, cybersecurity, AI and other data-related laws can be costly and time-consuming. For example, the European Union has been continuing its work on the Artificial Intelligence Act, which lays out the guardrails for AI systems where non-compliance can result in fines up to 35 million euros or 7% of global turnover. Complying with these varying national and international data and privacy-related requirements could cause us to incur substantial costs and/or require us to change our business practices in a manner adverse to our business and violations of data and privacy-related laws can result in significant penalties.

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

For example, under the federal Telephone Consumer Protection Act (the “TCPA”), we face potential exposure to liability for certain types of telephonic communication with customers, including but not limited to text messages to mobile phones. Under the TCPA, plaintiffs may seek actual monetary loss or statutory damages of $500 per violation, whichever is greater, and courts may treble the damage award for willful or knowing violations. We are regularly subject to class-action lawsuits, as well as individual lawsuits, containing allegations that our businesses violated the TCPA. These lawsuits, and other private lawsuits not currently alleged as class actions, seek damages (including statutory damages) and injunctive relief, among other remedies. While a 2021 Supreme Court decision narrowed the applicability of the TCPA’s restrictions, plaintiffs continue to test the boundaries of the decision, and a few states, including Florida and Oklahoma, have adopted TCPA-like laws that similarly provide for statutory damages and a private right of action. Additional states may follow suit. Given the enormous number of communications we send to our users, a determination that there have been violations of the TCPA or other communications-based statutes could expose us to significant damage awards that could, individually or in the aggregate, materially harm our business.

We post on our websites our privacy notices and practices concerning the collection, use, sharing, disclosure, deletion and retention of our user data. Any failure, or perceived failure, by us to comply with our posted privacy notices or with any regulatory requirements or orders or other U.S. federal, state or international privacy or consumer protection-related laws and regulations, including the GDPR and CCPA, could result in proceedings or actions against us by governmental entities or others (e.g., class action plaintiffs), subject us to significant penalties and negative publicity, require us to change our business practices, increase our costs and adversely affect our business. Data collection, data usage and sharing, privacy and security have become the subject of increasing public concern. If Internet and mobile users were to reduce their use of our websites, mobile platforms, products, and services as a result of these concerns, or not consent to the use of their personal data for certain marketing or advertising purposes, our business could be harmed. We also have experienced security breaches and likely will in the future, which themselves may result in a violation of these laws and give rise to regulatory enforcement and/or private litigation.

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

As our activities, the products and services we offer, our investment in other companies, and our geographical scope continue to expand, regulatory agencies or courts may claim or determine that we or our users are subject to additional requirements (including licensure) or prohibited from conducting our business in their jurisdiction, either generally or with respect to certain actions. For example, we have the ability to acquire investments in other companies (such as Adevinta, Adyen, and Gmarket) that raise the potential for us to be deemed an investment company as defined by the Investment Company Act of 1940, as amended (the “Investment Company Act”). While we intend to conduct our operations such that we will not be deemed an investment company, such a determination would require us to initiate burdensome compliance requirements and comply with restrictions imposed by the Investment Company Act that would limit our activities, including limitations on our capital structure and our ability to transact with affiliates, which would have an adverse effect on our financial condition. Further, financial and political events have increased the level of regulatory scrutiny on large companies, and regulatory agencies may view matters or interpret laws and regulations differently than they have in the past and in a manner adverse to our businesses.

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

The European Union Digital Services Act (the “DSA”) became effective in November 2022 and will begin to be enforced in mid-February 2024. The DSA imposes legal obligations on online marketplaces operating in Europe, requiring them to verify the identity of business sellers and make best efforts to assess proper disclosure by traders of required information, as well as information on the safety and authenticity of products posted by third-party merchants. The DSA also enforces new content moderation obligations, notice obligations, advertising restrictions and other requirements on digital platforms that will create additional operational burdens and compliance costs for us. For online platforms like ours, noncompliance with the DSA could result in fines of up to 6% of annual global revenues, which would be adverse to our business. Additionally, the United Kingdom’s Online Safety Act creates requirements around monitoring and handling harmful content and may require us to expend resources to comply with the new regulations.

The European Union has also adopted certain additional regulations relating to the safety and sustainability of products on the EU market, which bring new obligations both on us directly and our sellers and vendors. Additionally, certain EU-member countries have enacted anti-waste regulations that create direct obligations on sellers and impose compliance verification obligations on us. These anti-waste regulations vary by EU-member country, creating additional operational burdens and compliance costs on our sellers and us. These proposed and ongoing regulations could cause our Marketplaces to be less attractive to current and prospective sellers and buyers, which could materially impact our business.

Government regulators globally are also imposing new data reporting requirements on platforms for user tax compliance. These laws (e.g., DAC 7 in the European Union) may make users more reluctant to use our services due to increased sensitivity around personal data collection and reporting (e.g., Form 1099-K in the United States), even when mandated by applicable laws and regulations.

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

Our disclosures and stakeholder expectations related to environmental, social and governance matters may impose additional costs and expose us to new risks.

We have voluntarily established and publicly disclosed certain environmental, social and governance (“ESG”) goals, including targets for growth in less-advantaged communities and reduced greenhouse gas emissions. These statements reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Our failure to accomplish or accurately track and report on these goals on a timely basis, or at all, could adversely affect our reputation, financial performance and growth, and expose us to increased scrutiny from the investment community, regulatory authorities and other stakeholders. If our ESG goals or performance are perceived to be inadequate, or if such goals or performance are perceived to be worse than those of our competitors, our reputation, our ability to attract or retain employees and our attractiveness as an investment, business partner or acquirer could be harmed.

In addition, ESG best practices and reporting standards are complex and evolving, and new laws, regulations, policies and international accords relating to ESG matters are being developed and formalized in numerous jurisdictions. Some of these laws and regulations require specific, target-driven frameworks and disclosures. For example, in the United States, the SEC has proposed climate change and ESG reporting requirements, and California recently enacted legislation that creates new disclosure requirements regarding greenhouse gas emissions, climate change-related financial risk and carbon offset purchases for companies that operate in California. Our costs to comply with these and other ESG reporting requirements, including new ESG standards and initiatives in the European Union, could be significant, and such disclosure requirements could result in revisions to our previous ESG-related disclosures or challenges in meeting evolving and varied regulatory, investor and other stakeholder expectations and standards, which could expose us to liability or harm our business and reputation.

We are regularly subject to litigation and regulatory and government inquiries, investigations and disputes, as our business evolves and as governments and regulators seek to extend new and existing laws to reach our business model.

As described under “Note 13 — Commitments and Contingencies — Litigation and Other Legal Matters” and above under the heading “Our business is subject to extensive and increasing government regulation and oversight, which could adversely impact our business,” we are regularly subject to claims, lawsuits (including class actions and individual lawsuits), government investigations, and other proceedings involving competition and antitrust, intellectual property, privacy, consumer protection, accessibility claims, securities, tax, labor and employment, commercial disputes, content generated by our users, services and other matters. The number and significance of these disputes and inquiries have increased as our Company has grown larger, our businesses have expanded in scope and geographic reach, and our products and services have increased in complexity. As the global regulatory and legal landscape evolves, we may also become subject to product liability or other claims when products sold by third parties using our platforms result in personal injury, illness, death, injury to property or harm to the environment, or such sales are alleged to be in violation of the law.

The outcome and impact of such claims, lawsuits, government investigations, and other proceedings cannot be predicted with certainty. Regardless of the outcome, such investigations and proceedings can have a material adverse impact on us because of legal costs, diversion of management resources, and other factors. Determining reserves for our pending litigation and other proceedings is a complex, fact-intensive process that is subject to judgment calls. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material. These proceedings could also result in criminal sanctions, consent decrees, reputational harm, harm to our relations with various government agencies and regulators, or orders preventing us from offering certain products or services, or requiring a change in our business practices in costly ways, or requiring development of non-infringing or otherwise altered products or technologies. Any of these consequences could materially harm our business.

We could be subject to regulatory or agency investigations and/or court proceedings under unfair competition laws that could adversely impact our business.

Our conduct and actions are subject to scrutiny by various government agencies under U.S. and foreign laws and regulations, including antitrust and competition laws. Some jurisdictions also provide private rights of action for competitors or consumers to assert claims of unfair or anti-competitive conduct. Other companies and government agencies have in the past alleged, and may in the future allege that our actions violate the antitrust or competition laws of the United States, individual states, the European Union or other countries, or otherwise constitute unfair competition. An increasing number of governments are regulating activities by online platforms as a complement to competition law, and we may be subjected to such regulation. Our business partnerships or agreements or arrangements with customers or other companies could give rise to law enforcement action or antitrust litigation. Some regulators and enforcement agencies may perceive our business to be used so broadly that otherwise uncontroversial business practices could be deemed anticompetitive. Certain competition authorities have conducted market studies of our industries. Any claims and investigations, even if without foundation, may be very expensive to defend, involve negative publicity and substantial diversion of management time and effort and could result in judgments against us with significant fines or require us to change our business practices.

The listing or sale by our users of certain items, including items that allegedly infringe the intellectual property rights of rights owners, including pirated or counterfeit items, illegal items or items used in an illegal manner, may harm our business.

The listing or sale by our users of unlawful, counterfeit or stolen goods or unlawful services, or sale of goods or services in an unlawful manner, has resulted and may continue to result in allegations of civil or criminal liability for unlawful activities against us (including the employees and directors of our various entities) involving activities carried out by users through our services. In a number of circumstances, third parties, including government regulators and law enforcement officials, have alleged that our services aid and abet violations of certain laws, including laws regarding the sale of counterfeit items, laws restricting or prohibiting the transferability (and by extension, the resale) of digital goods (e.g., books, music and software), the fencing of stolen goods, selective distribution channel laws, customs laws, distance selling laws, and the sale of items outside of the United States that are regulated by U.S. export controls. Additionally, legislative proposals in the United States seek to make online marketplaces contributorily liable for the use of a counterfeit mark by third party sellers.

In addition, allegations of infringement of intellectual property rights, including but not limited to counterfeit items, have resulted and may continue to result in threatened and actual litigation from time to time by rights owners. These and similar suits may also force us to modify our business practices in a manner that increases costs, lowers revenue, makes our websites and mobile platforms less convenient to customers, and requires us to spend substantial resources to take additional protective measures or discontinue certain service offerings to combat these practices. In addition, we have received and may continue to receive significant media attention relating to the listing or sale of illegal or counterfeit goods, which could damage our reputation, diminish the value of our brand names, and make users reluctant to use our products and services.

As described more fully under “Note 13 — Commitments and Contingencies — Litigation and Other Legal Matters” and above under the heading “Our business is subject to extensive and increasing government regulation and oversight, which could adversely impact our business,” certain government agencies have sought, or continue to seek, to hold us liable for third-party sales on our Marketplace platforms to the extent such sales implicate laws and regulations enforced by those agencies, including specifically the EPA, the DEA and the OPSS, and we paid $59 million and agreed to implement enhanced processes regarding our monitoring and reporting of listings that violate our terms of service, pursuant to the DEA Settlement Agreement, to fully resolve the U.S. Department of Justice’s allegations of noncompliance arising under the Controlled Substances Act. If we are found liable for any instances of such activities, or if new laws or court decisions impose liability on marketplace platforms, we likely will be subject to monetary damages, required to change our business practices or implement other remedies that could have a material adverse impact on our business, and our reputation could suffer harm.

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

A number of legislative proposals in the United States seek to make online platforms liable to third parties for the user-provided content on sites like ours. If we become liable for information provided by our users and carried on our service in any jurisdiction in which we operate, we could be directly harmed and we may be forced to implement new measures to reduce our exposure to this liability, including expending substantial resources or discontinuing certain service offerings, which could harm our business.

Interest Rate and Indebtedness Risks

Fluctuations in interest rates, and changes in regulatory guidance related to such interest rates, could adversely impact our financial results.

During 2022 and 2023, the Federal Reserve raised benchmark interest rates to combat inflation. Although the Federal Reserve has indicated that it expects to reduce interest rates in 2024, our borrowing costs have been and will continue to be impacted by increased interest rates, which could negatively impact our results of operations and financial condition. The cost of future fixed rate indebtedness may be more expensive than existing fixed rate indebtedness that is coming due and being refinanced. Further, although as of December 31, 2023 we had no outstanding borrowings under our revolving credit facility, our revolving credit facility is subject to floating interest rates and therefore is also subject to interest rate risks to the extent we borrow in the future. We have in the past and may in the future enter into interest rate hedging arrangements, but we can provide no assurances that these arrangements will fully mitigate the increased borrowing costs.

In addition, investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. As described more fully under “Note 7 – Investments,” in 2022 and 2023, the fair market value of our fixed-rate investment securities was adversely impacted due to a rise in interest rates, which may occur again in future periods. This increase was partially offset by increased interest income resulting from higher yielding investments in a higher interest rate environment. If rates were to return to lower levels, we would expect to see the opposite effect with a corresponding reduction in investment income and increase in fair value.

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

Various jurisdictions are seeking to, or have recently imposed additional reporting, record-keeping, indirect tax collection and remittance obligations, or revenue-based taxes on businesses like ours that facilitate online commerce. If requirements like these become applicable in additional jurisdictions, our business, collectively with eBay sellers’ businesses, could be harmed. For example, taxing authorities in the United States and in other countries have targeted e-commerce platforms as a means to calculate, collect, and remit indirect taxes for transactions taking place over the internet, and have enacted laws and others are considering similar legislation. To date, 45 states, the District of Columbia and Puerto Rico have enacted Internet sales tax legislation with additional states anticipated to adopt legislation in the coming years. Our business is also required to increase payments reporting requirements for U.S. sellers as a result of federal legislation. All businesses that process payments are now required to issue a Form 1099-K for all sellers who receive more than $600 in gross payments in a year, a decrease from the previous reporting threshold of $20,000 and 200 transactions. The IRS recently announced a second one-year delay of this rule covering 2023 transactions. As a result, Form 1099-Ks for the $600 threshold will be issued beginning in January 2025 for 2024 transactions, subject to potential new federal legislation raising the threshold and/or future IRS action. Tax collection responsibility and the additional costs associated with complex sales and use tax collection, remittance and audit requirements, or reporting, could create additional burdens for buyers and sellers on our websites and mobile platforms. Moreover, any failure by us to prepare for and comply with this and similar reporting and record-keeping obligations could result in substantial monetary penalties and other sanctions, adversely impact our ability to do business in certain jurisdictions and harm our business.

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
•declining employee morale and retention issues affecting employees of companies that we acquire or dispose of, which may result from changes in compensation, or changes in management, reporting relationships, future prospects or the direction of the acquired or disposed business, which risks may be heightened following our recently announced restructuring plan;
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
•risks associated with our expansion in new international markets and new areas of business;
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
•the acquisition of new customer and employee personal data by us or a third party acquiring assets or businesses from us, which in and of itself may require regulatory approval and or additional controls, policies and procedures and subject us to additional exposure;
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

We entered into a warrant agreement in conjunction with a commercial agreement with Adyen that entitles us to acquire a fixed number of shares of Adyen’s common stock subject to certain milestones being met. This warrant is accounted for as a derivative instrument under Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging. Changes in Adyen’s common stock price and equity volatility have had, and may continue to have in the future, a significant impact on the value of this warrant. We report this warrant on a quarterly basis at fair value in our consolidated balance sheets, and changes in the fair value of this warrant are recognized in our consolidated statement of income. Fluctuations in Adyen’s common stock price and prevailing foreign exchange rate or other changes in assumptions could result in material changes in the fair value that we report in our consolidated balance sheets and our consolidated statement of income, which could have a material impact on our financial results.

As a result of a prior transaction, we own a significant number of Adevinta shares, and fluctuations in Adevinta’s share price and financial results and fluctuations in exchange rates could result in material changes in our consolidated balance sheet and our consolidated statement of income. As described more fully under “Note 7 — Investments — Equity Investments,” we recorded significant unrealized gains and losses in 2023 and 2022, respectively, relating to the change in fair value of these shares and also entered into an agreement in November 2023 to sell 50% of our shares and exchange our remaining shares for an equity stake of approximately 20% in a newly privatized Adevinta, which transaction remains subject to closing conditions and is expected to close in the second quarter of 2024 (the “Adevinta Transaction”). If the Adevinta Transaction closes and Adevinta shares cease to trade on the Oslo Stock Exchange, our ability to sell our shares in a newly privatized Adevinta in the future will be limited and subject to market conditions and other factors, which may impact the value we are able to realize from any such sales.

We could incur significant liability if the Distribution of PayPal is determined to be a taxable transaction.

We have received an opinion from outside tax counsel to the effect that our distribution of 100% of the outstanding common stock of PayPal to our stockholders on July 17, 2015 (the “Distribution”) qualifies as a transaction that is described in Sections 355 and 368(a)(1)(D) of the Internal Revenue Code. The opinion relies on certain facts, assumptions, representations and undertakings from PayPal and us regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not satisfied, our stockholders and we may not be able to rely on the opinion of tax counsel and could be subject to significant tax liabilities. Notwithstanding the opinion of tax counsel that we have received, the IRS could determine on audit that the Distribution is taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinion. If the Distribution is determined to be taxable for U.S. federal income tax purposes, our stockholders that are subject to U.S. federal income tax and we could incur significant U.S. federal income tax liabilities.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C: CYBERSECURITY

Risk Management and Strategy

Our approach to risk management is designed to identify, assess, prioritize and manage risk exposures that could affect our ability to execute our corporate strategy and fulfill our business objectives. As part of our comprehensive enterprise risk management (“ERM”) program, we perform risk assessments in which we map and prioritize cybersecurity risks identified through the processes described below, including risks associated with our use of third-party service providers, based on probability, immediacy and potential magnitude. These assessments inform our ERM strategies and oversight processes, and we view cybersecurity risks as one of the key risk categories we face. For example, our information technology and infrastructure may be vulnerable to cyberattacks (including ransomware attacks) or other security incidents, as a result of which unauthorized third parties may be able to access our users’ proprietary information and payment card data that are stored on or accessible through our systems. For more information regarding the cybersecurity-related risks we face, see the information in “Item 1A: Risk Factors” under the caption “Our business is subject to online security risks, including security breaches and cyberattacks.”

Our processes for assessing, identifying and managing cybersecurity risks and vulnerabilities are embedded across our business as part of our ERM program. Among other things, we (i) conduct audits and tests of our information systems (including reviews and assessments by independent third-party advisors) to help identify areas for continued focus and improvement; (ii) review cybersecurity threat information published by government entities and other organizations in which we participate; (iii) provide cybersecurity awareness training for all employees and enhanced training for information security and other specialized personnel; (iv) perform phishing simulation testing of all employees; (v) perform security risk assessments of third-party providers to evaluate controls, mitigations and contractual obligations, as well as reporting obligations in connection with cybersecurity events and other risks that could have an adverse impact on eBay data and information systems; (vi) perform security risk assessments of newly acquired companies as well as material changes to products and technologies and (vii) run tabletop exercises to simulate and test responses to cybersecurity incidents. We also maintain a “bug bounty” program to encourage professional security researchers to report potential security vulnerabilities to us. We use the findings from these and other processes, as well as benchmarking against industry practices, to improve our cybersecurity practices, procedures and technologies. We also have implemented and maintain cybersecurity incident response plans, which include processes to triage, assess, escalate, contain, investigate and remediate cybersecurity incidents, and to comply with potentially applicable legal obligations and mitigate brand and reputational damage. In addition, we maintain insurance to protect against potential losses arising from a cybersecurity incident.

Governance and Oversight

Our ERM program enables our Board of Directors (the “Board”) to establish a mutual understanding with management on the effectiveness of our cybersecurity risk management practices and capabilities, including the division of responsibilities for reviewing our risk exposure and risk tolerance, tracking emerging risks and ensuring proper escalation of certain key risks for periodic review by the Board and its committees. As part of its broader risk oversight activities, the Board oversees risks from cybersecurity threats, both directly and through the Risk Committee of the Board (the “Risk Committee”). As reflected in its charter, the Risk Committee assists the Board in its management of cybersecurity and data management risks and oversees our ERM function and structure, including governance structure and our guidelines and processes for risk assessment and risk management. The Audit Committee of the Board also oversees our audits and tests of our cybersecurity practices and controls, as well as our internal control over financial reporting, including with respect to financial reporting-related information systems.

As an element of its ERM oversight activities, the Risk Committee regularly reviews the results of our enterprise risk assessments, including cybersecurity risk assessments, as well as management's strategies to detect, monitor and manage such risks. The Risk Committee discusses these risks with our Chief Technology Officer (“CTO”) and Chief Information Security Officer (“CISO”) and reports to the Board on the substance of these reviews and discussions. Each year, the Risk Committee also receives “deep dive” reports from our CTO and CISO on cybersecurity and data management risks, and the full Board also discusses cybersecurity risks with our CTO and CISO at least once per year. In addition to these regularly scheduled updates, our CTO and CISO may also report to the Risk Committee or the full Board, as appropriate, on the management of certain cybersecurity risks and progress towards agreed mitigation goals, as well as any potential material risks from cybersecurity threats that have been detected by the information security team.

We maintain an information security policy, which was approved by the Board and delegates to our CISO the authority and responsibility for managing our information security program. Our CISO reports to our CTO and is responsible for day-to-day identification, assessment and management of the cybersecurity risks we face. Along with other senior managers, our CTO and CISO are also responsible for prioritizing cybersecurity risks and developing a culture of risk-aware practices. Existing and emerging cybersecurity risks are reported to and discussed with the CTO and CISO on a regular basis and as needed based on the threat level or severity of an incident.

Our CTO, Mazen Rawashdeh, has served in his role since July 2019 and previously served as our Chief Infrastructure and Architecture Officer since May 2016. Prior to that, he was VP of Infrastructure Engineering and Operations responsible for global infrastructure engineering at Twitter for over four years. He received his BSCS in computer science and mathematics. Our CISO, Sean Embry, has served in his role since August 2015 and previously served as the senior leader responsible for infrastructure and operations engineering at Salesforce for three years. He received his BSBA in management information systems and decision sciences, and his MBA in information technology management.

In accordance with our information security incident response plans, our information security team assesses the severity of any incidents it detects and follows escalation procedures embedded within the plans for upward reporting to the CISO and CTO, other members of management and the Board, each as needed. In addition to the ordinary-course Board and Risk Committee reporting and oversight described above, we also maintain disclosure controls and procedures, including within our cybersecurity incident response plans, designed for analysis of potentially material events covered by our risk management framework, including cybersecurity incidents or threats.

ITEM 2: PROPERTIES

We own and lease various properties in the United States and 23 other countries around the world. We use the properties for executive and administrative offices, data centers, product development offices and customer service offices. Our headquarters are located in San Jose, California and occupies approximately 0.5 million square feet. Our owned data centers are solely located in Utah. The following table presents the aggregate square footage of our owned and leased properties for our continuing operations as of December 31, 2023 (in millions):

	United States	Other Countries	Total
Owned facilities	1.3	—	1.3
Leased facilities	0.8	0.9	1.7
Total facilities	2.1	0.9	3.0

From time to time we consider various alternatives related to our long-term facilities needs. While we believe that our existing facilities are adequate to meet our immediate needs, it may become necessary to develop and improve land that we own or lease or acquire additional or alternative space to accommodate any future growth.

ITEM 3: LEGAL PROCEEDINGS

The information set forth under “Note 13 — Commitments and Contingencies — Litigation and Other Legal Matters” to the consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock has been traded on The Nasdaq Global Select Market under the symbol “EBAY” since September 24, 1998. As of February 23, 2024, there were approximately 2,967 holders of record of our common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock.

Dividend Policy

We paid a total of $528 million and $489 million in cash dividends during the years ended December 31, 2023 and December 31, 2022, respectively. In February 2024, we declared a cash dividend for the first quarter of 2024 of $0.27 per share of common stock to be paid on March 25, 2024 to stockholders of record as of March 11, 2024. The timing, declaration, amount and payment of any future cash dividends are at the discretion of the Board and will depend on many factors, including our available cash, working capital, financial condition, results of operations, capital requirements, covenants in our credit agreement, applicable law and other business considerations that the Board considers relevant.

Performance Measurement Comparison

The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on December 31, 2018 (the last trading day for the year ended December 31, 2018) in (i) our common stock, (ii) the Nasdaq Composite Index, (iii) the S&P 500 Index and (iv) the S&P 500 Information Technology Index.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Stock repurchase activity during the three months ended December 31, 2023 was as follows:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (1)
October 31, 2023	2,170,152	$41.47	2,170,152	$1,607,400,181
November 30, 2023	2,368,319	$40.22	2,368,319	$1,512,138,901
December 31, 2023	1,543,144	$41.95	1,543,144	$1,447,400,208
	6,081,615		6,081,615
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
During the three months ended December 31, 2023 we repurchased approximately $283 million of our common stock under our stock repurchase programs. Of the additional $4.0 billion stock repurchase program authorized by our Board in February 2022, as of December 31, 2023 a total of approximately $1.4 billion remained available for future repurchases of our common stock. In February 2024, our Board authorized an additional $2.0 billion stock repurchase program.
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

ITEM 6: [RESERVED]

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the consolidated financial statements and the related notes included in this report. This section of this Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 are not included in this Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

OVERVIEW

Business

eBay Inc. is a global commerce leader that connects people and builds communities to create economic opportunity for all. Our technology empowers millions of buyers and sellers in more than 190 markets around the world, providing everyone the opportunity to grow and thrive. Our Marketplace platforms, including our online marketplace located at www.ebay.com and its localized counterparts, our off-platform businesses in Japan and the United States, and our suite of mobile apps, together, create one of the world's largest and most vibrant marketplaces for discovering great value and unique selection.

Throughout most of 2023, we experienced reduced traffic in most markets resulting from geopolitical events, inflationary pressure, foreign exchange rate volatility, elevated interest rates and lower consumer confidence. These factors negatively impacted discretionary consumer spending, are uncertain in duration and we expect them to continue into 2024.

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

Fiscal Year Highlights

Net revenues increased 3% to $10.1 billion during 2023 compared to $9.8 billion in 2022. FX-Neutral net revenues (as defined above) increased 4% compared to 2022. Operating margin decreased to 19.2% in 2023 compared to 24.0% in 2022.

We generated cash flow from continuing operating activities of $2.4 billion in 2023 compared to $2.6 billion in 2022.

We recorded $1.8 billion of aggregate gains on equity investments and warrant in our consolidated statement of income during 2023 compared to $3.8 billion of aggregate losses recorded during 2022.

In 2023, we repurchased $1.4 billion of common stock and paid $528 million in cash dividends.

In 2023, we repaid debt of $1.2 billion consisting of the floating rate and 2.750% senior notes due 2023.

In 2023, we announced our support for the voluntary tender offer led by Permira and Blackstone to acquire all the publicly traded shares of Adevinta (the “Adevinta Transaction”). As part of the Adevinta Transaction, eBay agreed to sell 50% of its shares for an estimated $2.2 billion and to exchange the remaining shares for an equity stake of approximately 20% in the newly privatized company. The Adevinta Transaction remains subject to closing conditions and is expected to be completed in the second quarter of 2024.

In February 2024, our Board authorized an additional $2.0 billion stock repurchase program with no expiration from the date of authorization.

In February 2024, we declared a cash dividend for the first quarter of 2024 of $0.27 per share of common stock to be paid on March 25, 2024 to stockholders of record as of March 11, 2024.

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

The following table presents net revenues for the periods indicated (in millions, except percentages):

	Year Ended December 31,
	2023	% Change	2022	% Change	2021
Net revenues	$10,112	3%	$9,795	(6)%	$10,420

Seasonality

We expect transaction activity patterns on our platforms to trend with general consumer buying patterns and expect that these trends will continue. Seasonal trends in net revenues may be influenced as we introduce and scale new products throughout the year. In addition, macroeconomic conditions, including the impact of COVID-19, have in the past disrupted seasonal patterns in net revenues, particularly in the first quarter of 2021. The following table presents our total net revenues and the sequential quarterly movements of these net revenues for the periods indicated (in millions, except percentages):

	Quarter Ended
	March 31	June 30	September 30	December 31
2021
Net revenues	$2,638	$2,668	$2,501	$2,613
% change from prior quarter	6%	1%	(6)%	4%
2022
Net revenues	$2,483	$2,422	$2,380	$2,510
% change from prior quarter	(5)%	(2)%	(2)%	5%
2023
Net revenues	$2,510	$2,540	$2,500	$2,562
% change from prior quarter	—%	1%	(2)%	2%

Net Revenues by Geography

Revenues are attributed to U.S. and international geographies primarily based upon the country in which the seller, platform that displays advertising, other service provider or customer, as the case may be, is located. The following table presents net revenues by geography for the periods indicated (in millions, except percentages):

	Year Ended December 31,
	2023	% Change	2022	% Change	2021
U.S.	$5,073	5%	4,842	(4)%	$5,048
% of net revenues	50%		49%		48%

International	5,039	2%	4,953	(8)%	5,372
% of net revenues	50%		51%		52%

Total net revenues (1)(2)	$10,112	3%	$9,795	(6)%	$10,420
(1)Net revenues were net of $56 million and $140 million of hedging gains and $65 million of hedging losses during the years ended December 31, 2023, 2022 and 2021, respectively.
(2)Foreign currency movements relative to the U.S. dollar had a favorable impact of $52 million, an unfavorable impact of $320 million and a favorable impact of $188 million during the years ended December 31, 2023, 2022 and 2021, respectively. The effect of foreign currency exchange rate movements in 2023 compared to 2022 was primarily attributable to the weakening of the U.S. dollar against the British pound and other major currencies.

Our commerce platforms operate globally, resulting in certain revenues that are denominated in foreign currencies, primarily the British pound and euro. Year-over-year appreciation or depreciation of the U.S. dollar may have a material impact to our financial results, and we have seen and could continue to see elevated foreign currency volatility in the future. Through our hedging programs, we actively monitor foreign currency volatility and attempt to mitigate significant risk. As shown in the table above, we generate approximately half of our net revenues internationally. Therefore, we are subject to the risks related to conducting business in foreign countries as discussed under “Item 1A: Risk Factors” in Part I of this report.

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

The following table presents net revenues, GMV and take rate for the periods indicated (in millions, except percentages):

	Year Ended December 31,		% Change		Year Ended December 31,		% Change
	2023	2022	As Reported	FX-Neutral	2022	2021	As Reported	FX-Neutral
Net revenues (1)(2)	$10,112	$9,795	3%	4%	$9,795	$10,420	(6)%	(4)%

Supplemental data:
GMV	$73,206	$73,900	(1)%	(1)%	$73,900	$87,365	(15)%	(11)%
Take rate (3)	13.81%	13.25%	0.56%		13.25%	11.93%	1.32%
(1)Net revenues were net of $56 million and $140 million of hedging gains and $65 million of hedging losses during the years ended December 31, 2023, 2022 and 2021, respectively.
(2)Foreign currency movements relative to the U.S. dollar had a favorable impact of $52 million, an unfavorable impact of $320 million and a favorable impact of $188 million during the years ended December 31, 2023, 2022 and 2021, respectively.
(3)Take rate is defined as net revenues divided by GMV, as discussed above.

Net revenues increased primarily due to the investment in focus categories and a higher take rate driven by the expansion of promoted listings and payment services and the launch of eBay International Shipping. The increase in net revenues was partially offset by a reduction in traffic in most markets resulting from geopolitical events, inflationary pressure, foreign exchange rate volatility, elevated interest rates and lower consumer confidence, which negatively impacted discretionary consumer spending during 2023 compared to 2022.

Net revenues continued to outpace GMV during 2023 primarily due to the benefit of a higher take rate. While we expect this trend to continue to a lesser extent into 2024, we still believe GMV provides a useful measure of overall volume of paid transactions that flow through the platform in a given period.

Cost of Net Revenues

Cost of net revenues represents costs associated with customer support, site operations and payment processing. Significant components of these costs primarily consist of employee compensation (including stock-based compensation), contractor costs, facilities costs, depreciation of equipment and amortization expense, bank transaction fees, credit card interchange and assessment fees, authentication costs, shipping costs and digital services tax. The following table presents cost of net revenues for the periods indicated (in millions, except percentages):

	Year Ended December 31,
	2023	% Change	2022	% Change	2021
Cost of net revenues (1)(2)	$2,833	6%	$2,680	1%	$2,650
% of net revenues	28%		27%		25%
(1)Cost of net revenues were net of immaterial hedging activity during the years ended December 31, 2023, 2022 and 2021, respectively.
(2)Foreign currency movements relative to the U.S. dollar had an unfavorable impact of $2 million, a favorable impact of $81 million and an unfavorable impact of $31 million on cost of net revenues during the years ended December 31, 2023, 2022 and 2021, respectively.

The increase in cost of net revenues during 2023 compared to 2022 was primarily driven by a $96 million increase related to the launch of eBay International Shipping, a $39 million increase related to the expansion of authentication services, and a $24 million increase in customer support costs, partially offset by a $17 million decrease in payment processing costs incurred.

Operating Expenses

The following table presents operating expenses for the periods indicated (in millions, except percentages):

	Year Ended December 31,
	2023	% Change	2022	% Change	2021
Sales and marketing	$2,217	4%	$2,136	(2)%	$2,170
% of net revenues	22%		22%		21%
Product development	1,544	16%	1,330	0%	1,325
% of net revenues	15%		14%		13%
General and administrative	1,196	24%	963	5%	921
% of net revenues	12%		10%		9%
Provision for transaction losses	360	8%	332	(21)%	422
% of net revenues	4%		3%		4%
Amortization of acquired intangible assets	21	**	4	(56)%	9
Total operating expenses (1)(2)	$5,338	12%	$4,765	(2)%	$4,847
(1)Operating expenses were net of immaterial hedging activity during the years ended December 31, 2023, 2022 and 2021, respectively.
(2)Foreign currency movements relative to the U.S. dollar had a favorable impact of $16 million and $193 million and an unfavorable impact of $82 million on operating expenses during the years ended December 31, 2023, 2022 and 2021, respectively.
**     Not meaningful

Sales and Marketing

Sales and marketing expenses primarily consist of advertising and marketing program costs (both online and offline), employee compensation (including stock-based compensation), certain user coupons and rewards, contractor costs, facilities costs and depreciation on equipment. Online marketing expenses represent traffic acquisition costs in various channels such as paid search, affiliates marketing and display advertising. Offline advertising primarily includes brand campaigns and buyer/seller communications.

The increase in sales and marketing expenses during 2023 compared to 2022 was primarily due to a $91 million increase in employee related costs and a $13 million increase in advertising and marketing program costs (both online and offline), partially offset by a $26 million decrease in user coupons and rewards.

Product Development

Product development expenses primarily consist of employee compensation (including stock-based compensation), contractor costs, facilities costs and depreciation on equipment. Product development expenses are net of required capitalization of major platform and other product development efforts, including the development and maintenance of our technology platform. Our top technology priorities include the implementation of our strategic plan including payment intermediation capabilities, improved seller tools and buyer experiences.

The increase in product development expenses during 2023 compared to 2022 was primarily due to an increase in employee related costs as we continued to innovate and modernize the shopping experience across our platforms powered by intelligent computing at scale.

Capitalized internal use and platform development costs were $115 million and $130 million in 2023 and 2022, respectively. These costs are primarily reflected as a cost of net revenues when amortized in future periods.

General and Administrative

General and administrative expenses primarily consist of employee compensation (including stock-based compensation), contractor costs, facilities costs, depreciation of equipment, legal expenses, restructuring, insurance premiums and professional fees. Our legal expenses, including those related to various ongoing legal proceedings, may fluctuate substantially from period to period.

The increase in general and administrative expenses during 2023 compared to 2022 was primarily due to $141 million of restructuring costs that did not occur in 2022, an $84 million increase in employee related costs, and an incremental $18 million accrual for probable losses related to legal matters. For additional details related to our legal matters, please see “Note 13 — Commitments and Contingencies” to the consolidated financial statements included in this report.

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

The increase in provision for transaction losses during 2023 compared to 2022 was primarily due to $17 million higher transaction loss expense related to the launch of eBay International Shipping.

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

	Year Ended December 31,
	2023	% Change	2022	% Change	2021
Unrealized change in fair value of equity investment in Adevinta	$1,782	166%	$(2,693)	12%	$(3,070)
Unrealized change in fair value of equity investment in Adyen	—	**	(118)	**	(10)
Unrealized change in fair value of equity investment in Gmarket	(96)	67%	(294)	**	(3)
Unrealized change in fair value of equity investment in KakaoBank	(11)	95%	(218)	(154)%	403
Change in fair value of warrant	150	165%	(230)	(165)%	354
Realized change in fair value of shares sold in Adevinta (1)	—	**	2	(78)%	9
Realized change in fair value of shares sold in Adyen	—	**	(143)	**	—
Realized change in fair value of shares sold in KakaoBank	13	117%	(75)	(190)%	83
Impairment of equity investment in Paytm Mall	—	**	—	**	(160)
Gain (loss) on other investments (2)	(6)	65%	(17)	(159)%	29
Total gain (loss) on equity investments and warrant, net	$1,832	148%	$(3,786)	60%	$(2,365)
(1)Gain (loss) on sale of shares in Adevinta included: (i) in 2022, a $2 million gain on the change in fair value of shares sold; (ii) in 2021, an $88 million gain recognized on the sale of the shares offset by a $79 million loss on the change in fair value of the shares sold.
(2)Gain (loss) on other investments primarily included: (i) in 2022, primarily downward adjustments of $13 million recorded on equity investments under the fair value option and $7 million recorded on equity investments without readily determinable fair values; (ii) in 2021, primarily a $41 million upward adjustment and a $10 million impairment recorded on equity investments without readily determinable fair values.
**     Not meaningful

The change in gain (loss) on equity investments and warrant, net during 2023 compared to 2022 was primarily driven by the change in the fair value of our equity investments in Adevinta, Gmarket and KakaoBank and the warrant.

Interest Expense, Interest Income and Other, Net

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

	Year Ended December 31,
	2023	% Change	2022	% Change	2021
Interest expense	$(263)	12%	$(235)	(13)%	$(269)

Interest income	$204	179%	$73	284%	$19
Foreign exchange and other	(7)	133%	(3)	(103)%	90
Total interest income and other, net	$197	181%	$70	(36)%	$109
Interest expense increased primarily due to higher rates offset by lower average notional on outstanding debt during 2023. In 2023, we repaid two tranches of senior notes at substantially lower interest rates than the senior notes that were issued during the fourth quarter of 2022. As a result, we expect continued upward pressure on interest expense into 2024.

Interest income increased primarily due to higher yields on corporate debt and government and agency securities in a higher interest rate environment. We expect this trend to continue into 2024.

Income Tax Provision

The following table presents provision for income taxes and effective tax rate for the periods indicated (in millions, except percentages):

	Year Ended December 31,
	2023	2022	2021
Income tax provision (benefit)	$932	$(327)	$146
Effective tax rate	25.1%	20.4%	36.6%

The increase in our effective tax rate for 2023 compared to 2022 was primarily due to a remeasurement of deferred tax assets related to a tax rate reduction and an increase in reserves for uncertain tax positions partially offset by a benefit from the release of a valuation allowance.

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

The following tables present a reconciliation of FX-Neutral GMV and FX-Neutral net revenues (each as defined below) to our reported GMV and net revenues for the periods indicated (in millions, except percentages):

	Year Ended Year Ended December 31,
	2023			2022
	As Reported	Exchange Rate Effect (1)(3)	FX-Neutral (2)	As Reported	As Reported	FX-Neutral
GMV	$73,206	$(44)	$73,250	$73,900	(1)%	(1)%

Net Revenues	$10,112	$52	$10,060	$9,795	3%	4%

	Year Ended Year Ended December 31,
	2022			2021
	As Reported	Exchange Rate Effect (1)(3)	FX-Neutral (2)	As Reported	As Reported	FX-Neutral
GMV	$73,900	$(3,840)	$77,740	$87,365	(15)%	(11)%

Net Revenues	$9,795	$(320)	$10,115	$10,420	(6)%	(4)%
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
(3)Net revenues were net of $56 million and $140 million of hedging gains and $65 million of hedging losses during the years ended December 31, 2023, 2022 and 2021, respectively.

Liquidity and Capital Resources

Cash Flows

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Net cash provided by (used in):
Continuing operating activities	$2,431	$2,627	$3,093
Continuing investing activities	240	2,459	(1,417)
Continuing financing activities	(2,450)	(3,792)	(6,557)
Effect of exchange rates on cash, cash equivalents and restricted cash	5	(57)	24
Net increase in cash, cash equivalents and restricted cash - discontinued operations	(5)	(371)	4,669
Net increase (decrease) in cash, cash equivalents and restricted cash	$221	$866	$(188)

Continuing Operating Activities

Our operating cash flows arise primarily from cash received from our customers on our platforms offset by cash payments for sales and marketing, employee compensation and payment processing expenses.

Cash provided by continuing operating activities of $2.4 billion in 2023 compared to $2.6 billion in 2022 was primarily attributable to a $409 million decrease in operating income as well as working capital movements and changes in non-cash items.

Continuing Investing Activities

Cash provided by continuing investing activities of $240 million in 2023 was primarily attributable to proceeds of $14.5 billion from the maturities and sales of investments, partially offset by cash paid for investments of $13.9 billion and property and equipment of $456 million.

Cash provided by investing activities of $2.5 billion in 2022 was primarily attributable to proceeds of $20.6 billion from the maturities and sales of investments and proceeds of $1.1 billion in the aggregate from the sales of shares in Adevinta, Adyen and KakaoBank, partially offset by cash paid for investments of $18.5 billion, property and equipment of $449 million and cash paid for the acquisition of TCGplayer of $208 million.

The largely offsetting effects of purchases of investments and maturities and sale of investments results from the management of our investments. As our immediate cash needs change, purchase and sale activity will fluctuate.

Continuing Financing Activities

Cash used in continuing financing activities of $2.5 billion in 2023 was primarily driven by common stock repurchases of $1.4 billion, debt repayments of $1.2 billion related to the redemption of our floating rate and 2.750% senior notes due 2023, and $528 million of cash dividends paid, partially offset by net funds receivable and payable activity of $717 million driven by changes in payment processors.

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

The positive and negative effects of exchange rate movements on cash, cash equivalents and restricted cash were due to the weakening and strengthening of the U.S. dollar against other currencies, primarily the British pound and euro, during 2023 and 2022, respectively.

Liquidity and Capital Resource Requirements

As of December 31, 2023 and December 31, 2022, we had assets classified as cash and cash equivalents, as well as short-term and long-term non-equity investments from continuing operations, in an aggregate amount of $5.1 billion and $5.9 billion, respectively. We believe that our cash, cash equivalents and short-term and long-term investments, together with cash expected to be generated from operations, borrowings available under our credit agreement and commercial paper program, and our access to capital markets, will be sufficient to satisfy our material cash requirements over the next 12 months and for the foreseeable future.

However, geopolitical events, inflationary pressure, foreign exchange volatility, elevated interest rates and global economic uncertainty have caused material disruptions in both U.S. and international financial markets and economies and are uncertain in duration. The impact of these events has increased, and may continue to increase, our borrowing costs and other costs of capital and otherwise adversely affect our business, results of operations, financial condition and liquidity. The future impact of these events cannot be predicted with certainty and we cannot assure that we will have access to external financing at times and on terms we consider acceptable, or at all, or that we will not experience other liquidity issues going forward.

We have certain fixed contractual obligations and commitments that include future estimated payments for general operating purposes. Changes in our business needs, contractual cancellation provisions, fluctuating interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of these payments. The following sections summarizes our fixed contractual obligations and commitments.

Senior Notes

In January 2023, we redeemed the $1.2 billion aggregate principal amount of our floating rate and 2.750% senior notes due 2023. Total cash consideration paid was $1.2 billion, as the redemption price was equal to 100% of the principal amount.

As of December 31, 2023, we had fixed-rate senior notes outstanding with an aggregate principal amount of $7.8 billion, with $750 million aggregate principal amount payable within 12 months. Future interest payments associated with the senior notes totaled an aggregate of $2.4 billion, with an aggregate of $0.3 billion payable within 12 months. The net proceeds from the issuances of these senior notes were used for general corporate purposes, including, among other things, capital expenditures, share repurchases, repayment of indebtedness and acquisitions.

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. As of December 31, 2023, there were no commercial paper notes outstanding.

Credit Agreement

In March 2020, we entered into a credit agreement that provided for an unsecured $2.0 billion five-year credit facility (the “Prior Credit Agreement”). As of December 31, 2023, no borrowings were outstanding under the Prior Credit Agreement.

In January 2024, we terminated the Prior Credit Agreement and entered into a new credit agreement (the “Credit Agreement”) that provides for an unsecured $2.0 billion five-year revolving credit facility. We may also, subject to the agreement of the applicable lenders, increase the commitments under the revolving credit facility by up to $1.0 billion. Funds borrowed under the Credit Agreement may be used for working capital, capital expenditures, acquisitions and other general corporate purposes and will bear interest at either (i) a customary forward-looking term rate based on the secured overnight financing rate published by CME Group for the relevant interest period plus an adjustment of 0.1% or (ii) a customary base rate formula, plus a margin (based on our public debt ratings) ranging from 0% to 0.375%. The covenants of the Credit Agreement are consistent with the covenants of the Prior Credit Agreement.

Leases

We have operating leases for office space, data centers, as well as other corporate assets that we utilize under lease arrangements. As of December 31, 2023, we had fixed lease payment obligations of $638 million, with $136 million payable within 12 months. For additional details related to our leases, please see “Note 12 — Leases” to the consolidated financial statements included in this report.

Purchase Obligations

Purchase obligation amounts include minimum purchase commitments for advertising, capital expenditures (computer equipment, software applications, engineering development services, construction contracts) and other goods and services entered into in the ordinary course of business. As of December 31, 2023, we had purchase obligations of $100 million, with $30 million payable within 12 months.

Income Taxes

We are unable to reasonably predict the timing of settlement of liabilities related to unrecognized tax benefits of $457 million included in other liabilities on our consolidated balance sheet as of December 31, 2023. The timing of the resolution and/or closure of audits is highly uncertain, and it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. However, given the number of years remaining subject to examination and the number of matters being examined, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.

As of December 31, 2023, our assets classified as cash and cash equivalents, and short-term and long-term non-equity investments from continuing operations included assets held in certain of our foreign operations totaling approximately $1.9 billion. As we repatriate these funds to the United States, we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs. We have accrued deferred taxes for the tax effect of repatriating the funds to the United States.

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

In February 2022 our Board authorized an additional $4.0 billion stock repurchase program, with no expiration from the date of authorization. During 2023, we repurchased approximately $1.4 billion of our common stock under our stock repurchase programs. As of December 31, 2023, a total of approximately $1.4 billion remained available for future repurchases of our common stock under our stock repurchase programs. In February 2024, our Board authorized an additional $2.0 billion stock repurchase program, with no expiration from the date of authorization. See “Note 14 — Stockholders’ Equity” to the consolidated financial statements included in this report for more information about our stock repurchase programs.

Dividends

We paid a total of $528 million and $489 million in cash dividends in 2023 and 2022, respectively. In February 2024, we declared a cash dividend for the first quarter of 2024 of $0.27 per share of common stock to be paid on March 25, 2024 to stockholders of record as of March 11, 2024.

Other Capital Resource Requirements

We actively monitor all counterparties that hold our cash and cash equivalents and non-equity investments, focusing primarily on the safety of principal and secondarily on improving yield on these assets. We diversify our cash and cash equivalents and investments among various counterparties in order to reduce our exposure should any one of these counterparties fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments; however, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets, including, without limitation, as a result of the impact of geopolitical events, inflationary pressure and foreign exchange rate volatility. At any point in time we have funds in our operating accounts and customer accounts that are deposited and invested with third party financial institutions.

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

Revenue Recognition

We may enter into certain revenue contracts that include promises to transfer multiple goods or services, including discounts on future services. We also may enter into arrangements to purchase services from certain customers. As a result, significant interpretation and judgment is sometimes required to determine the appropriate accounting for these transactions, including: (1) whether services are considered distinct performance obligations that should be accounted for separately or combined; (2) developing an estimate of the stand-alone selling price of each distinct performance obligation; (3) whether revenue should be reported gross (as eBay is acting as a principal), or net (as eBay is acting as an agent); (4) evaluating whether a promotion or incentive is a payment to a customer; and (5) whether the arrangement would be characterized as revenue or reimbursement of costs incurred. Changes in judgments with respect to these assumptions and estimates could impact the timing or amount of revenue recognition.

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

Deferred tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely heavily on estimates that are based on a number of factors, including our historical experience and short-range and long-range business forecasts. As of December 31, 2023, we had a valuation allowance on certain net operating loss and tax credit carryforwards based on our assessment that it is more likely than not that the deferred tax asset will not be realized.

We recognize and measure uncertain tax positions in accordance with generally accepted accounting principles in the United States, or GAAP, pursuant to which we only recognize the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. We report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. GAAP further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the quarter in which such change occurs. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

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

Based on our results for the year ended December 31, 2023, a one-percentage point change in our provision for income taxes as a percentage of income before taxes would have resulted in an increase or decrease in the provision of approximately $37 million, resulting in an approximate $0.07 change in diluted earnings per share.

Goodwill

The purchase price of an acquired company is allocated between intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill.

As of December 31, 2023, our goodwill totaled $4.3 billion. We assess the impairment of goodwill of our reporting unit annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. The fair value of the reporting unit is estimated using market and discounted cash flow approaches. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The discounted cash flow approach uses expected future operating results. The market approach uses comparable company information to determine revenue and earnings multiples to value our reporting unit. Failure to achieve these expected results or market multiples may cause a future impairment of goodwill at the reporting unit. We conducted our annual impairment test of goodwill as of August 31, 2023 and 2022. As of December 31, 2023, we determined that no impairment of the carrying value of goodwill was required. See “Note 5 — Goodwill and Intangible Assets” to the consolidated financial statements included in this report.

Legal Contingencies

In connection with certain pending litigation and other claims, we have estimated the range of probable loss, net of expected recoveries, and provided for such losses through charges to our consolidated statements of income. These estimates have been based on our assessment of the facts and circumstances at each balance sheet date and are subject to change based upon new information and future events.

From time to time, we are involved in disputes and regulatory inquiries that arise in the ordinary course of business. We are currently involved in legal proceedings, some of which are discussed in “Note 13 — Commitments and Contingencies” to the consolidated financial statements included in this report. We believe that we have meritorious defenses to the claims against us, and we intend to defend ourselves vigorously. However, even if successful, our defense against certain actions will be costly and could require significant amounts of management’s time and result in the diversion of significant operational resources. If the plaintiffs were to prevail on certain claims, we might be forced to pay significant damages and licensing fees, modify our business practices or even be prohibited from conducting a significant part of our business. Any such results could materially harm our business and could result in a material adverse impact on the financial position, results of operations or cash flows.

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

The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our cash equivalents, customer accounts and short-term and long-term investments in a variety of asset types, including bank deposits, government bonds and corporate debt securities. As of December 31, 2023, approximately 23% of our total cash and investments was held in cash and cash equivalents and customer accounts. As such, changes in interest rates will impact interest income. As discussed below, the fair market values of our fixed rate securities may be adversely affected due to a rise in interest rates, and we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates.

As of December 31, 2023, the balance of our corporate debt and government bond securities was $3.1 billion, which represented approximately 29% of our total cash and investments. Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate investment securities may be adversely impacted due to a rise in interest rates. In general, fixed-rate securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease and may also suffer a decline in market value if interest rates increase. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. A hypothetical 1% (100 basis point) increase in interest rates would have resulted in a decrease in the fair value of our investments of $20 million and $22 million as of December 31, 2023 and 2022, respectively.

Further changes in interest rates will impact interest expense on any borrowings under our revolving credit facility, which bear interest at floating rates, and the interest rate on any commercial paper borrowings we make and any debt securities we may issue in the future and, accordingly, will impact interest expense. For additional details related to our debt, see “Note 11 — Debt” to our consolidated financial statements included in this report.

Equity Price Risk

Equity Investments

In 2021, we completed the transfer of our Classifieds business to Adevinta. Upon completion of the transfer we received an equity interest in Adevinta. The equity investment is accounted for under the fair value option and changes in Adevinta’s stock price and equity volatility have had a significant impact on the value of our equity investment in Adevinta. As of December 31, 2023, a hypothetical one dollar change in the fair value of one share of Adevinta’s common stock, holding other factors constant, would have increased or decreased the fair value of the investment by approximately $404 million.

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

As of December 31, 2023, our equity investments totaled $5.0 billion, which represented approximately 47% of our total cash and investments, and primarily related to our equity investment in Adevinta.

For additional details related to our investments, please see “Note 7 — Investments” to our consolidated financial statements included in this report.

Warrant

We entered into a warrant agreement in conjunction with a commercial agreement with Adyen that, subject to meeting certain conditions, entitles us to acquire a fixed number of shares up to 5% of Adyen’s fully diluted issued and outstanding share capital at a specific date. As discussed in “Note 8 — Derivative Instruments” to our consolidated financial statements included in this report, in 2021 we met the processing volume milestone target to vest the first tranche of the warrant, and we exercised the option to purchase shares of Adyen. The remaining tranches of the warrant are accounted for as a derivative instrument under ASC Topic 815, Derivatives and Hedging. Changes in Adyen’s common stock price and equity volatility may have a significant impact on the value of the warrant. As of December 31, 2023, a hypothetical one dollar change in the fair value of one share of Adyen’s common stock, holding other factors constant, would have increased or decreased the fair value of the warrant by approximately $0.4 million. For additional details related to the warrant, please see “Note 8 — Derivative Instruments” to our consolidated financial statements included in this report.

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

The following table illustrates the fair values of outstanding foreign exchange contracts designated as cash flow hedges and foreign exchange contracts not designated for hedge accounting and the before-tax effect on fair values of a hypothetical adverse change in the foreign exchange rates that existed as of December 31, 2023. The sensitivity for foreign currency contracts is based on a 20% adverse change in foreign exchange rates, against relevant functional currencies.

	Fair Value Asset/(Liability)	Fair Value Sensitivity
	(In millions)
Foreign exchange contracts - Cash flow hedges	$5	$(62)
Foreign exchange contracts - Not designated for hedge accounting	$(6)	$(74)

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

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an immaterial adverse impact on income before income taxes as of December 31, 2023 taking into consideration the offsetting effect of foreign exchange forwards in place as of December 31, 2023.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and accompanying notes listed in Part IV, Item 15(a)(1) of this Annual Report on Form 10-K are included elsewhere in this Annual Report on Form 10-K.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures: Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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

Management’s annual report on internal control over financial reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a)1 of this Annual Report on Form 10-K.

ITEM 9B: OTHER INFORMATION

Not applicable.

ITEM 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2023.

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

ITEM 11: EXECUTIVE COMPENSATION

Incorporated by reference from our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2023.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2023.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2023.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2023.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

a.The following documents are filed as part of this report:

Page Number
1. Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	60
Consolidated Balance Sheet	62
Consolidated Statement of Income	63
Consolidated Statement of Comprehensive Income	64
Consolidated Statement of Stockholders’ Equity	65
Consolidated Statement of Cash Flows	66
Notes to Consolidated Financial Statements	68

2. Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts	121
All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

3. Exhibits Required by Item 601 of Regulation S-K
The information required by this Item is set forth in the Index to Exhibits that precedes the signature page of this Annual Report.	122

b.The information required by this Item is set forth in the Index to Exhibits that precedes the signature page of this Annual Report.

c.Financial Statement Schedule and Separate Financial Statements of Subsidiaries Not Consolidated and
Fifty Percent or Less Owned Persons

Adevinta was deemed a significant equity investee under Rule 3-09 of Regulation S-X for the fiscal years ended December 31, 2023 and December 31, 2021 (though not for the fiscal year ended December 31, 2022). As such, financial statements of Adevinta for the fiscal years ended December 31, 2023, 2022 and 2021, respectively, are required to be filed by amendment to this Annual Report on Form 10-K within six months of Adevinta’s fiscal year end. Accordingly, Adevinta’s financial statements for its fiscal year ended December 31, 2023 will be filed via an amendment to this Annual Report on Form 10-K on or before June 30, 2024.

ITEM 16: FORM 10-K SUMMARY

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of eBay Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of eBay Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2023 appearing under Item 15a.2. (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Income Taxes – Unrecognized Tax Benefits and Taxes on Foreign Earnings

As described in Notes 1 and 16 to the consolidated financial statements, significant judgment is required in determining the Company’s tax expense and in evaluating management’s tax positions, including evaluating uncertainties and the complexity of taxes on foreign earnings. As disclosed by management, the Company’s income tax rate is affected by the tax rates that apply to their foreign earnings including U.S. minimum taxes on foreign earnings. The deferred tax benefit derived from the amortization of the Company’s intellectual property is based on the fair value, which has been agreed with foreign tax authorities. The deferred tax benefit may from time to time change based on changes in tax rates. Management recognizes and measures uncertain tax positions in accordance with generally accepted accounting principles in the U.S., or GAAP, pursuant to which management only recognizes the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. Tax positions are evaluated for potential reserves for uncertainty based on the estimated probability of sustaining the position under examination. The total income tax expense for the year ended December 31, 2023 was $932 million and gross amounts of unrecognized tax benefits were $613 million as of December 31, 2023.

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
February 28, 2024

We have served as the Company’s auditor since 1997.

eBay Inc.
CONSOLIDATED BALANCE SHEET

	December 31,
	2023	2022
	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$1,985	$2,154
Short-term investments	2,556	2,625
Equity investment in Adevinta	4,474	2,692
Customer accounts and funds receivable	1,013	763
Other current assets	988	1,056
Total current assets	11,016	9,290
Long-term investments	1,133	1,797
Property and equipment, net	1,243	1,238
Goodwill	4,267	4,262
Operating lease right-of-use assets	493	513
Deferred tax assets	3,089	3,169
Other assets	379	581
Total assets	$21,620	$20,850
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$750	$1,150
Accounts payable	267	261
Customer accounts and funds payable	1,054	768
Accrued expenses and other current liabilities	2,196	1,866
Income taxes payable	253	226
Total current liabilities	4,520	4,271
Operating lease liabilities	387	418
Deferred tax liabilities	2,408	2,245
Long-term debt	6,973	7,721
Other liabilities	936	1,042
Total liabilities	15,224	15,697
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value; 3,580 shares authorized; 517 and 539 shares outstanding	2	2
Additional paid-in capital	17,792	17,279
Treasury stock at cost, 1,218 and 1,186 shares	(48,114)	(46,702)
Retained earnings	36,531	34,315
Accumulated other comprehensive income	185	259
Total stockholders’ equity	6,396	5,153
Total liabilities and stockholders’ equity	$21,620	$20,850
The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2023	2022	2021
	(In millions, except per share amounts)
Net revenues	$10,112	$9,795	$10,420
Cost of net revenues	2,833	2,680	2,650
Gross profit	7,279	7,115	7,770
Operating expenses:
Sales and marketing	2,217	2,136	2,170
Product development	1,544	1,330	1,325
General and administrative	1,196	963	921
Provision for transaction losses	360	332	422
Amortization of acquired intangible assets	21	4	9
Total operating expenses	5,338	4,765	4,847
Income from operations	1,941	2,350	2,923
Interest and other:
Gain (loss) on equity investments and warrant, net	1,832	(3,786)	(2,365)
Interest expense	(263)	(235)	(269)
Interest income and other, net	197	70	109
Income (loss) from continuing operations before income taxes	3,707	(1,601)	398
Income tax benefit (provision)	(932)	327	(146)
Income (loss) from continuing operations	$2,775	$(1,274)	$252
Income (loss) from discontinued operations, net of income taxes	(8)	5	13,356
Net income (loss)	$2,767	$(1,269)	$13,608

Income (loss) per share - basic:
Continuing operations	$5.24	$(2.28)	$0.39
Discontinued operations	(0.02)	0.01	20.48
Net income (loss) per share - basic	$5.22	$(2.27)	$20.87

Income (loss) per share - diluted:
Continuing operations	$5.21	$(2.28)	$0.38
Discontinued operations	(0.02)	0.01	20.16
Net income (loss) per share - diluted	$5.19	$(2.27)	$20.54

Weighted average shares:
Basic	530	558	652
Diluted	533	558	663
The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Net income (loss)	$2,767	$(1,269)	$13,608
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustment	(16)	(106)	(326)
Unrealized gains (losses) on investments, net	53	(91)	(12)
Tax benefit (expense) on unrealized gains (losses) on investments, net	(11)	20	3
Unrealized gains (losses) on hedging activities, net	(127)	49	150
Tax benefit (expense) on unrealized gains (losses) on hedging activities, net	27	(11)	(33)
Other comprehensive income (loss), net of tax	(74)	(139)	(218)
Comprehensive income (loss)	$2,693	$(1,408)	$13,390
The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Year Ended December 31,
	2023	2022	2021
	(In millions, except per share amounts)
Common stock:
Balance, beginning of year	$2	$2	$2
Common stock issued	—	—	—
Common stock repurchased	—	—	—
Balance, end of year	2	2	2
Additional paid-in-capital:
Balance, beginning of year	17,279	16,659	16,497
Common stock and stock-based awards issued	83	87	93
Tax withholdings related to net share settlements of restricted stock awards and units	(161)	(160)	(236)
Stock-based compensation	575	494	497
Forward contract for share repurchase	—	188	(188)
Other	16	11	(4)
Balance, end of year	17,792	17,279	16,659
Treasury stock at cost:
Balance, beginning of year	(46,702)	(43,371)	(36,515)
Common stock repurchased	(1,412)	(3,331)	(6,856)
Balance, end of year	(48,114)	(46,702)	(43,371)
Retained earnings:
Balance, beginning of year	34,315	36,090	22,961
Net income (loss)	2,767	(1,269)	13,608
Dividends and dividend equivalents declared	(551)	(506)	(479)
Balance, end of year	36,531	34,315	36,090
Accumulated other comprehensive income:
Balance, beginning of year	259	398	616
Change in unrealized gains (losses) on investments	53	(91)	(12)
Change in unrealized gains (losses) on derivative instruments	(127)	49	150
Foreign currency translation adjustment	(16)	(106)	(326)
Tax benefit (provision) on above items	16	9	(30)
Balance, end of year	185	259	398
Total stockholders’ equity	$6,396	$5,153	$9,778
Number of shares:
Common stock - shares outstanding:
Balance, beginning of year	539	594	684
Common stock issued	10	10	10
Common stock repurchased	(32)	(65)	(100)
Balance, end of year	517	539	594

Dividends and dividend equivalents declared per share or restricted stock unit	$1.00	$0.88	$0.72
The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Cash flows from operating activities:
Net income (loss)	$2,767	$(1,269)	$13,608
(Income) loss from discontinued operations, net of income taxes	8	(5)	(13,356)
Adjustments:
Provision for transaction losses	360	332	422
Depreciation and amortization	403	442	502
Stock-based compensation	575	494	477
Loss (gain) on investments and other, net	(5)	21	(159)
Deferred income taxes	255	(780)	(680)
Change in fair value of warrant	(150)	230	(354)
Change in fair value of equity investment in Adevinta	(1,782)	2,691	3,070
Change in fair value of equity investment in Adyen	—	261	10
Change in fair value of equity investment in Gmarket	96	294	3
Change in fair value of equity investment in KakaoBank	(2)	293	(486)
Loss on impairment of equity investment in Paytm Mall	—	—	160
Loss on extinguishment of debt	—	—	10
Changes in assets and liabilities, net of acquisition effects
Other current assets	(319)	(33)	236
Other non-current assets	474	20	188
Accounts payable	15	6	9
Accrued expenses and other liabilities	(212)	(410)	(552)
Income taxes payable and other tax liabilities	(52)	40	(15)
Net cash provided by continuing operating activities	2,431	2,627	3,093
Net cash used in discontinued operating activities	(5)	(373)	(436)
Net cash provided by operating activities	2,426	2,254	2,657
Cash flows from investing activities:
Purchases of property and equipment	(456)	(449)	(444)
Purchases of investments	(13,874)	(18,534)	(22,161)
Maturities and sales of investments	14,502	20,626	18,770
Proceeds from sale of shares in Adevinta	—	8	2,325
Proceeds from sale of shares in Adyen	—	800	—
Proceeds from sale of shares in Kakaobank	106	287	114
Acquisition of TCGplayer, net of cash acquired	—	(208)	—
Settlement of foreign exchange derivative instruments in equity investments	—	—	85
Exercise of options under warrant	—	—	(110)
Other	(38)	(71)	4
Net cash provided by (used in) continuing investing activities	240	2,459	(1,417)
Net cash provided by discontinued investing activities	—	2	5,080
Net cash provided by investing activities	240	2,461	3,663
Cash flows from financing activities:
Proceeds from issuance of common stock	83	87	93
Repurchases of common stock	(1,401)	(3,143)	(7,055)
Payments for taxes related to net share settlements of restricted stock units and awards	(171)	(160)	(236)
Payments for dividends	(528)	(489)	(466)
Proceeds from issuance of long-term debt, net	—	1,143	2,478
Repayment of debt	(1,150)	(1,355)	(1,156)
Net funds receivable and payable activity	717	125	(208)
Other	—	—	(7)

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Net cash used in continuing financing activities	(2,450)	(3,792)	(6,557)
Net cash provided by discontinued financing activities	—	—	25
Net cash used in financing activities	(2,450)	(3,792)	(6,532)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	5	(57)	24
Net increase (decrease) in cash, cash equivalents and restricted cash	221	866	(188)
Cash, cash equivalents and restricted cash at beginning of period	2,272	1,406	1,594
Cash, cash equivalents and restricted cash at end of period	$2,493	$2,272	$1,406

Supplemental cash flow disclosures of continuing operations:
Cash paid for:
Interest	$275	$244	$253
Income taxes	$746	$540	$929
Noncash investing activities:
Equity investment in Adevinta	$—	$—	$10,776
Equity investment in Gmarket	$—	$—	$728
The following table reconciles cash, cash equivalents and restricted cash as reported in the consolidated balance sheet to the total of the same amounts presented in the consolidated statement of cash flows as of the dates indicated:

	December 31,
	2023	2022	2021
	(In millions)
Cash and cash equivalents	$1,985	$2,154	$1,379
Customer accounts	481	69	5
Restricted cash included in short-term investments	23	36	22
Restricted cash included in long-term investments	4	13	—
Cash, cash equivalents and restricted cash	$2,493	$2,272	$1,406
The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and Summary of Significant Accounting Policies
The Company

eBay Inc. is a global commerce leader that connects people and builds communities to create economic opportunity for all. Our technology empowers millions of buyers and sellers in more than 190 markets around the world, providing everyone the opportunity to grow and thrive. Our Marketplace platforms, including our online marketplace located at www.ebay.com and its localized counterparts, our off-platform businesses in Japan and the United States, and our suite of mobile apps, together, create one of the world's largest and most vibrant marketplaces for discovering great value and unique selection.

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

In 2021, we transferred our Classifieds business to Adevinta ASA (“Adevinta”) for $2.5 billion in cash and approximately 540 million shares in Adevinta which represented an equity interest of 44%. Together, the total consideration received under the definitive agreement was valued at approximately $13.3 billion, based on the closing trading price of Adevinta’s outstanding shares on the Oslo Stock Exchange on June 24, 2021. The equity interest received is accounted for under the fair value option. Our equity investment in Adevinta was valued at $10.8 billion as of the transaction close date. In November 2021, we completed the previously announced sale of approximately 135 million of our voting shares in Adevinta to Astinlux Finco S.à r.l. (“Permira”), inclusive of the option exercised by Permira to purchase additional voting shares, for total cash consideration of approximately $2.3 billion. At the close of the sale inclusive of the option exercised, our ownership in Adevinta was reduced to 33%. Our contractual requirement to retain at least 25% of the total number of issued and outstanding equity securities of Adevinta expired during the fourth quarter of 2023. Our equity investment in Adevinta is reported within the short-term assets section in our consolidated balance sheet as of December 31, 2023 and December 31, 2022.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to provisions for transaction losses, legal contingencies, income taxes, revenue recognition, stock-based compensation, investments, including Level 3 investments, warrant and the recoverability of goodwill and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

In December 2023, we completed an assessment of the useful life of our servers and network equipment and determined we will adjust the estimated useful life from three years to four years. This change in accounting estimate will be effective beginning January 1, 2024. For assets that are in-service as of December 31, 2023, we expect a favorable impact to operating income of approximately $55 million in 2024.

Principles of Consolidation and Basis of Presentation

The accompanying financial statements are consolidated and include the financial statements of eBay Inc., our wholly and majority-owned subsidiaries and variable interest entities (“VIEs”) where we are the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. Minority interests are recorded as a noncontrolling interest. A qualitative approach is applied to assess the consolidation requirement for VIEs. Generally, investments in entities where we hold at least a 20% ownership interest and have the ability to exercise significant influence, but not control, over the investee are accounted for using the equity method of accounting, including those in which the fair value option has been elected.

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

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
As part of our revenue recognition analysis, we are required to identify each distinct performance obligation. With respect to our Marketplace platforms, we identified one performance obligation to sellers on the platforms, which is to connect buyers and sellers on our secure and trusted Marketplace platforms, including payment processing activities. Final value fees are recognized when an item is sold on a Marketplace platform, satisfying this performance obligation. With respect to our services offerings, services may be provided to sellers to promote their listings through on-site or off-site sponsored ads that are a distinct performance obligation for which revenue is recognized when (or over the period) these services are performed.
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

Advertising revenue is derived principally from the sale of online advertisements that are based on “impressions” (i.e., the number of times that an advertisement appears in pages viewed by users of our platforms) or “clicks” (which are generated each time users on our platforms click through our advertisements to an advertiser’s designated website) delivered to advertisers. We use the output method and apply the practical expedient to recognize advertising revenue in the amount to which we have a right to invoice.

Revenues related to shipping services are recognized based on whether we are the principal and are responsible for fulfilling the promise to provide the specified services or whether we are an agent arranging for those services to be provided by our partners. Determining whether we are a principal or agent in these contracts may require significant judgment. If we are the principal, we recognize revenue in the gross amount of consideration received from the customer, whereas if we are an agent, we recognize revenue net of the consideration due to our partners at a point in time when the services are provided. Our most significant revenue share arrangements are with shipping service providers. We are primarily acting as an agent in these contracts and revenues are recognized at a point in time when we have satisfied our promise of connecting the shipping service provider to our customer. In 2023, we launched an international shipping program, a service designed to simplify and reduce the cost of international exports in the United States. Under the new program, eBay acts as principal as we are primarily responsible for providing these international shipping services in exchange for a fee charged to the buyer. Revenue is recognized over time from the point of checkout to the point of delivery.

Internal use software and platform development costs

Direct costs incurred to develop software for internal use and platform development costs are capitalized and amortized over an estimated useful life of one to five years. During the years ended December 31, 2023 and 2022, we capitalized costs, primarily related to labor and stock-based compensation, of $115 million and $130 million, respectively. Amortization of previously capitalized amounts was $123 million, $129 million and $133 million for 2023, 2022 and 2021, respectively. Costs related to the design or maintenance of internal use software and platform development are expensed as incurred.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Marketing expense

We expense the costs of producing advertisements at the time production occurs and expense the cost of communicating advertisements in the period during which the advertising space or airtime is used, in each case as sales and marketing expense. Internet marketing expenses are recognized based on the terms of the individual agreements, which are generally over the greater of the ratio of the number of impressions delivered over the total number of contracted impressions, on a pay-per-click basis, or on a straight-line basis over the term of the contract. Marketing expense totaled $1.2 billion, $1.2 billion and $1.1 billion for the years ended December 31, 2023, 2022 and 2021, respectively.

Stock-based compensation

We have equity incentive plans under which we grant equity awards, including stock options, restricted stock units (“RSUs”), total shareholder return performance stock units (“TSR PSUs”), and performance-based restricted stock units (“PBRSUs”), to our directors, officers and employees. We primarily issue RSUs. We determine compensation expense associated with RSUs based on the fair value of our common stock on the date of grant. We determine compensation expense associated with stock options based on the estimated grant date fair value method using the Black-Scholes valuation model. We generally recognize compensation expense using a straight-line amortization method over the respective vesting period for awards that are ultimately expected to vest. Accordingly, stock-based compensation expense for 2023, 2022 and 2021 has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures. We recognize a benefit or provision from stock-based compensation in earnings as a component of income tax expense to the extent that an incremental tax benefit or deficiency is realized by following the ordering provisions of the tax law.

Provision for transaction losses

Provision for transaction losses consists primarily of losses resulting from our buyer protection programs, chargebacks for unauthorized credit card use, merchant related chargebacks due to non-delivery of goods or services and bad debt expense, inclusive of current expected credit losses, associated with our accounts receivable balance.

Provision for transaction losses represent our estimate of actual losses based on our historical experience and many other factors including changes to our protection programs, the impact of regulatory changes as well as macroeconomic conditions.

Customer accounts and funds receivable

Customer accounts represent cash received from buyers that is held by financial institutions. Funds receivable represents customer cash in transit and held by payment processors. These balances are associated with marketplace activity and are awaiting payment to sellers.

We are exposed to credit losses from customer accounts and funds receivable balances held by third party financial institutions. We assess these balances for credit loss based on a review of the average period for which the funds are held, credit ratings of the financial institutions and by assessing the probability of default and loss given default models. In 2023 and 2022, no credit-related losses were recorded.

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

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Investments

Short-term investments are primarily comprised of corporate debt securities, commercial paper and government and agency securities. Short-term investments are investments with maturities of less than one year, are classified as available-for-sale and are reported at fair value using the specific identification method. Short-term investments also include equity securities with readily determinable fair values that can be sold in active markets.

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

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

Refer to “Note 7 — Investments” and “Note 9 — Fair Value Measurement of Assets and Liabilities” for additional details.

Leases

We determine if an arrangement is a lease or contains a lease at inception. Operating lease liabilities are recognized based on the present value of the remaining lease payments, discounted using the discount rate for the lease at the commencement date. As the rate implicit in the lease is not readily determinable for our operating leases, we generally use an incremental borrowing rate based on information available at the commencement date to determine the present value of future lease payments. Operating right-of-use (“ROU”) assets are generally recognized based on the amount of the initial measurement of the lease liability. Our leases have remaining lease terms of up to ten years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year. Lease expense is recognized on a straight-line basis over the lease term. We account for lease and fixed non-lease components as a single lease component for our data center leases. Lease and non-lease components for all other leases are accounted for separately.

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

Goodwill and intangible assets

Goodwill is tested for impairment at a minimum on an annual basis at the reporting unit level. A qualitative assessment can be performed to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. The fair value of the reporting unit is estimated using income and market approaches. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The discounted cash flow method, a form of the income approach, uses expected future operating results and a market participant discount rate. The market approach uses comparable company prices and other relevant information generated by market transactions (either publicly traded entities or mergers and acquisitions) to develop pricing metrics to be applied to historical and expected future operating results of our reporting unit. Failure to achieve these expected results, changes in the discount rate or market pricing metrics may cause a future impairment of goodwill at the reporting unit. We conducted our annual impairment test of goodwill as of August 31, 2023 and 2022 and determined that no adjustment to the carrying value of goodwill for any reporting unit was required.

Intangible assets consist of purchased customer lists and user base, marketing related, developed technologies and other intangible assets, including patents and contractual agreements. Intangible assets are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from three to eight years. No significant residual value is estimated for intangible assets.

Impairment of long-lived assets

We evaluate long-lived assets (including leases and intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate. In 2023 and 2022, no impairment was recorded. In 2021, we recorded immaterial impairment charges.

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

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Derivative instruments

We use derivative financial instruments, primarily forwards, options and swaps, to hedge certain foreign currency and interest rate exposures. We may also use other derivative instruments not designated as hedges, such as forwards to hedge foreign currency balance sheet exposures. We do not use derivative financial instruments for trading purposes.

We also entered into a warrant agreement in addition to a commercial agreement with Adyen that, subject to meeting certain conditions, entitles us to acquire a fixed number of shares up to 5% of Adyen’s fully diluted issued and outstanding share capital at a specific date. The warrant is accounted for as a derivative instrument under Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging.

See “Note 8 — Derivative Instruments” for a full description of our derivative instrument activities and related accounting policies.

Concentration of credit risk

Our cash, cash equivalents, accounts receivable, customer accounts and funds receivable, available-for-sale debt securities and derivative instruments are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. In each of the years ended December 31, 2023, 2022 and 2021, no customer accounted for more than 10% of net revenues. Our derivative instruments expose us to credit risk to the extent that our counterparties may be unable to meet the terms of the agreements.

Recently Adopted Accounting Pronouncements

In 2021, the Financial Accounting Standards Board (“FASB”) issued new guidance to require the recognition and measurement of contract assets and contract liabilities from revenue contracts by an acquirer in a business combination. The new guidance clarifies that an acquirer should account for the related revenue contracts at the acquisition date as if it had originated the contracts in accordance with existing revenue guidance. The standard is effective for annual reporting periods beginning after December 15, 2022, including interim reporting periods within those fiscal years. We adopted this guidance in the fourth quarter of 2022 with no material impact on our consolidated financial statements.

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

In 2022, the FASB issued new guidance to clarify the fair value measurement guidance for equity securities subject to contractual restrictions that prohibit the sale of an equity security. Further, the guidance introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The standard is effective for annual reporting periods beginning after December 15, 2023, including interim reporting periods within those fiscal years. We adopted this guidance in the fourth quarter of 2023 with no material impact on our consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued new guidance intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses enabling investors to better understand an entity’s overall performance and assess potential future cash flows. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The standard will be effective for annual reporting periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15,

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
2024. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In December 2023, the FASB issued new guidance addressing the accounting and disclosure requirements for certain crypto assets. The new guidance requires entities to subsequently measure certain crypto assets at fair value, with changes in fair value recorded in net income in each reporting period. In addition, entities are required to provide additional disclosures about the holdings of certain crypto assets. The standard is effective for annual reporting periods beginning after December 15, 2024, including interim reporting periods within those fiscal years. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In December 2023, the FASB issued new guidance intended to further standardize income tax disclosures primarily related to the presentation of the effective tax rate reconciliation and income taxes paid information in our financial statements and disclosures. The standard is effective for annual reporting periods beginning after December 15, 2024. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

The following table presents the computation of basic and diluted net income (loss) per share (in millions, except per share amounts):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Income (loss) from continuing operations	$2,775	$(1,274)	$252
Income (loss) from discontinued operations, net of income taxes	(8)	5	13,356
Net income (loss)	$2,767	$(1,269)	$13,608
Denominator:
Weighted average shares of common stock - basic	530	558	652
Dilutive effect of equity incentive awards	3	—	11
Weighted average shares of common stock - diluted	533	558	663
Income (loss) per share - basic:
Continuing operations	$5.24	$(2.28)	$0.39
Discontinued operations	(0.02)	0.01	20.48
Net income (loss) per share - basic	$5.22	$(2.27)	$20.87
Income (loss) per share - diluted:
Continuing operations	$5.21	$(2.28)	$0.38
Discontinued operations	(0.02)	0.01	20.16
Net income (loss) per share - diluted	$5.19	$(2.27)	$20.54
Common stock equivalents excluded from income (loss) per diluted share because their effect would have been anti-dilutive	20	13	1

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

TCGplayer
Goodwill	$144
Purchased intangible assets	109
Deferred taxes	(18)
Total	$235

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

In addition, upon closing we entered into a transition service agreement with Adevinta to support the operations of Classifieds after the divestiture for fees of $29 million. This agreement terminated in 2022.

StubHub

In 2020, upon the sale of our StubHub business to an affiliate of viagogo, we entered into a transition service agreement with viagogo pursuant to which we provided services, including, but not limited to, business support services for StubHub after the divestiture. These agreements terminated in the fourth quarter of 2021. The related fees in 2021 were $34 million for support services prior to termination.

Discontinued operations

The following table presents financial results from discontinued operations, net of income taxes in our consolidated statement of income for the periods indicated (in millions):

	Year ended December 31,
	2023	2022	2021 (1)(2)
eBay Korea income (loss) from discontinued operations, net of income taxes	$—	$—	$2,870
Classifieds income (loss) from discontinued operations, net of income taxes	(3)	5	10,485
Other income (loss) from discontinued operations, net of income taxes (3)	(5)	—	1
Income (loss) from discontinued operations, net of income taxes	$(8)	$5	$13,356
(1)Includes eBay Korea financial results through the transaction close on November 14, 2021 and the related gain on sale.
(2)Includes Classifieds financial results through the transaction close on June 24, 2021 and the related gain on sale.
(3)Includes immaterial StubHub, PayPal and Enterprise related activity.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table presents cash flows for discontinued operations for the periods indicated (in millions):

	Year ended December 31,
	2023	2022	2021 (1)(2)
eBay Korea net cash provided by (used in) discontinued operating activities	$—	$(370)	$(25)
Classifieds net cash provided by (used in) discontinued operating activities	—	(3)	(411)
Other net cash provided by (used in) discontinued operating activities (3)	(5)	—	—
Net cash provided by (used in) discontinued operating activities	$(5)	$(373)	$(436)

eBay Korea net cash provided by (used in) discontinued investing activities	$—	$2	$2,611
Classifieds net cash provided by (used in) discontinued investing activities	—	—	2469
Other net cash provided by (used in) discontinued investing activities (3)	—	—	—
Net cash provided by (used in) discontinued investing activities	$—	$2	$5,080

eBay Korea net cash provided by (used in) discontinued financing activities	$—	$—	$25
Classifieds net cash provided by (used in) discontinued financing activities	—	—	—
Other net cash provided by (used in) discontinued financing activities (3)	—	—	—
Net cash provided by (used in) discontinued financing activities	$—	$—	$25
(1)Includes eBay Korea financial results through the transaction close on November 14, 2021 and the related gain on sale.
(2)Includes Classifieds financial results through the transaction close on June 24, 2021 and the related gain on sale.
(3)Includes immaterial StubHub, PayPal and Enterprise related activity.

eBay Korea

The financial results of eBay Korea are presented as income from discontinued operations, net of income taxes on our consolidated statement of income through November 14, 2021, when the sale of 80.01% of the outstanding equity interests of eBay Korea was completed. The following table presents the financial results of eBay Korea (in millions):

	Year ended December 31,
	2023	2022	2021 (1)
Net revenues	$—	$—	$1,409
Cost of net revenues	—	—	815
Gross profit	—	—	594
Operating expenses:
Sales and marketing	—	—	529
Product development	—	—	64
General and administrative	—	—	38
Provision for transaction losses	—	—	—
Total operating expenses	—	—	631
Income (loss) from operations of discontinued operations	—	—	(37)
Interest and other, net	—	—	2
Pre-tax gain on sale	—	—	3,240
Income (loss) from discontinued operations before income taxes	—	—	3,205
Income tax benefit (provision)	—	—	(335)
Income (loss) from discontinued operations, net of income taxes	$—	$—	$2,870
(1)Includes eBay Korea financial results through the transaction close on November 14, 2021 and the related gain on sale.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Classifieds

The financial results of Classifieds are presented as income from discontinued operations, net of income taxes on our consolidated statement of income through June 24, 2021, when the transfer of Classifieds was completed. Each period presented below includes the impact of intercompany revenue agreements through June 24, 2021. The impact of these intercompany revenue agreements to net revenues and cost of net revenues was $5 million for the period from January 1, 2021 through June 24, 2021. The continuing revenue and cash flows are not considered to be material.

The following table presents the financial results of Classifieds (in millions):

	Year ended December 31,
	2023	2022	2021 (1)
Net revenues	$—	$—	$565
Cost of net revenues	—	—	63
Gross profit	—	—	502
Operating expenses:
Sales and marketing	—	—	183
Product development	—	—	105
General and administrative	—	(7)	76
Provision for transaction losses	—	—	2
Total operating expenses	—	(7)	366
Income from operations of discontinued operations	—	7	136
Interest and other, net	—	—	—
Pre-tax gain on sale	—	—	12,534
Income from discontinued operations before income taxes	—	7	12,670
Income tax provision	(3)	(2)	(2,185)
Income from discontinued operations, net of income taxes	$(3)	$5	$10,485
(1)Includes Classifieds financial results through the transaction close on June 24, 2021 and the related gain on sale.

StubHub, PayPal and Enterprise

For the years ended December 31, 2023, 2022 and 2021, the discontinued operations activity related to our former StubHub, PayPal and Enterprise businesses was immaterial.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 5 — Goodwill and Intangible Assets

Goodwill

The following table presents goodwill activity for the periods indicated (in millions):

	December 31, 2021	Goodwill Acquired	Adjustments	December 31, 2022	Goodwill Acquired	Adjustments	December 31, 2023
Goodwill	$4,178	$202	$(118)	$4,262	$31	$(26)	$4,267

Goodwill acquired during the year ended December 31, 2023 primarily related to the acquisitions of 3PM Shield, a provider of AI-based marketplace compliance solutions, Certilogo, a provider of AI-powered apparel and fashion goods digital IDs and authentication, and the revised valuation of the intangible assets acquired from the 2022 acquisition of TCGplayer. The adjustments to goodwill during the years ended December 31, 2023 and 2022 were primarily due to foreign currency translation. There were no impairments to goodwill in 2023, 2022 or 2021.

Intangible Assets

Intangible assets are reported within other assets in our consolidated balance sheet. The following table presents components of identifiable intangible assets as of the dates indicated (in millions, except years):

	December 31, 2023				December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Intangible assets:
Customer lists and user base	$245	$(203)	$42	8	$190	$(190)	$—	0
Marketing related	79	(58)	21	6	68	(53)	15	7
Developed technologies	240	(191)	49	4	275	(177)	98	5
All other	159	(157)	2	3	159	(157)	2	3
Total	$723	$(609)	$114		$692	$(577)	$115

Amortization expense for intangible assets was $35 million, $9 million and $9 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The following table presents expected future intangible asset amortization as of the date indicated (in millions):

December 31, 2023
2024	$35
2025	32
2026	22
2027	25
Thereafter	—
Total	$114

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

During the second quarter of 2021, we classified the results of our eBay Korea business, which was part of our Marketplace segment as discontinued operations in our consolidated statement of income for the periods presented. See “Note 4 — Discontinued Operations” for additional information.

The accounting policies of our segment are the same as those described in “Note 1 — The Company and Summary of Significant Accounting Policies.”

The following table summarizes the allocation of net revenues based on geography for the periods indicated (in millions):

	Year Ended December 31,
	2023	2022	2021
Net revenues by geography:
U.S.	$5,073	$4,842	$5,048
United Kingdom	1,609	1,579	1,913
China	1,029	882	856
Germany	971	1,023	1,249
Rest of world	1,430	1,469	1,354
Total net revenues	$10,112	$9,795	$10,420

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

The following table summarizes the allocation of long-lived tangible assets based on geography as of the dates indicated (in millions):

	December 31,
	2023	2022
Long-lived tangible assets by geography:
U.S.	$1,580	$1,656
International	156	96
Total long-lived tangible assets	$1,736	$1,752

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 7 — Investments

The following tables summarize the unrealized gains and losses and estimated fair value of our investments classified as available-for-sale debt securities and restricted cash as of the dates indicated (in millions):

	December 31, 2023
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Restricted cash	$23	$—	$—	$23
Corporate debt securities	2,170	—	(8)	2,162
Government and agency securities	382	—	(11)	371
	$2,575	$—	$(19)	$2,556
Long-term investments:
Restricted cash	$4	$—	$—	$4
Corporate debt securities	338	—	(10)	328
Government and agency securities	287	—	(16)	271
	$629	$—	$(26)	$603

	December 31, 2022
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Restricted cash	$36	$—	$—	$36
Corporate debt securities	2,355	—	(5)	2,350
Government and agency securities	141	—	(6)	135
	$2,532	$—	$(11)	$2,521
Long-term investments:
Restricted cash	$13	$—	$—	$13
Corporate debt securities	686	—	(40)	646
Government and agency securities	604	—	(47)	557
	$1,303	$—	$(87)	$1,216

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

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
We regularly review investment securities for credit impairment using both qualitative and quantitative criteria. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses will be recorded through interest and other, net for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. We did not recognize any credit-related impairment through an allowance for credit losses as of December 31, 2023.

Investment securities in a continuous loss position for less than 12 months had an estimated fair value of $1.5 billion and unrealized losses of $2 million as of December 31, 2023, and an estimated fair value of $2.8 billion and unrealized losses of $32 million as of December 31, 2022. Investment securities in a continuous loss position for greater than 12 months had an estimated fair value of $1.1 billion and unrealized losses of $43 million as of December 31, 2023, and an estimated fair value of $952 million and unrealized losses of $66 million as of December 31, 2022. Refer to “Note 18 — Accumulated Other Comprehensive Income” for amounts reclassified to earnings from unrealized gains and losses.

The following table presents estimated fair values of our short-term and long-term investments classified as available-for-sale debt securities and restricted cash by date of contractual maturity as of the date indicated (in millions):

December 31, 2023
One year or less (including restricted cash of $23)	$2,556
One year through two years (including restricted cash of $4)	471
Two years through three years	115
Three years through four years	17
Total	$3,159

Equity Investments

The following table summarizes our equity investments as of the dates indicated (in millions):

		December 31,
	Balance Sheet Location	2023	2022
Equity investments with readily determinable fair values	Short-term investments	$—	$104
Equity investment in Adevinta	Equity investment in Adevinta	4,474	2,692
Equity investments under the fair value option	Long-term investments	382	461
Equity investments under the equity method of accounting	Long-term investments	55	34
Equity investments without readily determinable fair values	Long-term investments	93	86
Total equity investments		$5,004	$3,377

Equity investment in Adevinta

Upon completion of the transfer of our Classifieds business to Adevinta in 2021, we received an equity investment of 44% in Adevinta valued at $10.8 billion at the close of the transfer. In the fourth quarter of 2021, we completed the sale of approximately 135 million of our voting shares in Adevinta to Permira, inclusive of the option exercised by Permira to purchase additional voting shares, for total cash consideration of approximately $2.3 billion which reduced our ownership in Adevinta to 33%. Our contractual requirement to retain at least 25% of the total number of issued and outstanding equity securities of Adevinta expired during the fourth quarter of 2023. Our equity investment in Adevinta is reported within the short-term assets section in our consolidated balance sheet as of December 31, 2023 and December 31, 2022.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table presents a reconciliation of the opening to closing balance of our equity investment in Adevinta based on the unrealized and realized gains and losses recorded within gain (loss) on equity investments and warrant, net in our consolidated statement of income related to the change in fair value of our investment in Adevinta for the periods indicated (in millions):

	December 31, 2023	December 31, 2022
Opening balance at beginning of period	$2,692	$5,391
Unrealized change in fair value of equity investment in Adevinta	1,782	(2,693)
Fair value of shares sold in Adevinta	—	(8)
Realized change in fair value of shares sold in Adevinta	—	2
Closing balance at end of period	$4,474	$2,692

On November 21, 2023 we announced our support for the voluntary tender offer led by Permira and Blackstone to acquire all the publicly traded shares of Adevinta (the “Adevinta Transaction”). As part of the transaction, eBay agreed to sell 50% of its shares for an estimated $2.2 billion and to exchange the remaining shares for an equity stake of approximately 20% in the newly privatized company. The Adevinta Transaction is expected to be completed in the second quarter of 2024, subject to the satisfaction or waiver of certain regulatory approvals and a minimum offer acceptance level of more than 90% of the issued and outstanding share capital and voting rights of Adevinta as well as other customary closing conditions.

Equity investments with readily determinable fair values

Equity investments with readily determinable fair values are classified within Level 1 in the fair value hierarchy as the valuation can be obtained from real time quotes in active markets. Subsequent changes in fair value are reflected in gain (loss) on equity investments and warrant, net in the consolidated statement of income. Equity investments with readily determinable fair values are reported within short-term investments in our consolidated balance sheet.

Equity investment in KakaoBank

In 2021, one of our equity investments, KakaoBank Corp. (“KakaoBank”), which previously did not have a readily determinable fair value, completed its initial public offering, which resulted in this investment having a readily determinable fair value. The fair value of the equity investment is measured based on KakaoBank’s closing stock price and prevailing foreign exchange rate at each balance sheet date. During 2022, we sold a portion of our shares in KakaoBank for $287 million and recorded realized losses of $75 million on the change in fair value of shares sold and unrealized losses of $218 million. During 2023, we sold the remainder of our shares in KakaoBank for $106 million and recorded realized gains of $13 million on the change in fair value of shares sold and unrealized losses of $11 million.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table presents a reconciliation of the opening to closing balance of our equity investment in KakaoBank based on the unrealized and realized gains and losses recorded within gain (loss) on equity investments and warrant, net in our consolidated statement of income related to the change in fair value of our investment in KakaoBank for the periods indicated (in millions):

	December 31, 2023	December 31, 2022
Opening balance at beginning of period	$104	$684
Unrealized change in fair value of equity investment in KakaoBank	(11)	(218)
Fair value of shares sold in KakaoBank	(106)	(287)
Realized change in fair value of shares sold in KakaoBank	13	(75)
Closing balance at end of period	$—	$104

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

The following table presents a reconciliation of the opening to closing balance of our equity investment in Adyen based on the unrealized and realized gains and losses recorded within gain (loss) on equity investments and warrant, net in our consolidated statement of income related to the change in fair value of our investment in Adyen for the periods indicated (in millions):

December 31, 2022
Opening balance at beginning of period	$1,061
Unrealized change in fair value of equity investment in Adyen	(118)
Fair value of shares sold in Adyen	(800)
Realized change in fair value of shares sold in Adyen	(143)
Closing balance at end of period	$—

Other equity investments under the fair value option

Equity investment in Gmarket

At initial recognition of our equity investment in Gmarket and certain other immaterial equity investments for which we exercise significant influence but do not have control, we elected the fair value option where subsequent changes in fair value are recognized in gain (loss) on equity investments and warrant, net in the consolidated statement of income. Equity investments under the fair value option, other than our equity investment in Adevinta, are presented within long-term investments in our consolidated balance sheet.

In 2021, we completed the sale of 80.01% of the outstanding equity interests of eBay Korea to Emart. Upon completion of the sale, we retained 19.99% of the outstanding equity interest of the new entity, Gmarket, over which we are able to exercise significant influence based on the terms of the securities purchase agreement, including through our board representation. Our retained investment in Gmarket was subject to a two year right held by Emart to purchase the remaining interest at or near the closing price of the sale that expired in November 2023. Our equity investment in Gmarket was valued at $728 million as of the transaction close date.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

The following table presents a reconciliation of the opening to closing balance of our equity investment in Gmarket based on the unrealized and realized gains and losses recorded within gain (loss) on equity investments and warrant, net in our consolidated statement of income related to the change in fair value of our investment in Gmarket for the periods indicated (in millions):

	December 31, 2023	December 31, 2022
Opening balance at beginning of period	$431	$725
Unrealized change in fair value of equity investment in Gmarket	(96)	(294)
Closing balance at end of period	$335	$431

Other equity investments under the fair value option

Certain other individually immaterial equity investments aggregating to $47 million and $30 million as of December 31, 2023 and December 31, 2022, respectively, are measured at fair value using the net asset value per share (or its equivalent) practical expedient, and have not been classified in the fair value hierarchy. Refer to “Note 9 — Fair Value Measurement of Assets and Liabilities” for more information.

Other equity method investments

We account for certain other individually immaterial equity investments through which we exercise significant influence but do not have control over the investee under the equity method. Our consolidated results of operations include, as a component of interest and other, net, our share of the net income or loss of the equity investments. Equity method investments are reported within long-term investments in our consolidated balance sheet. Our share of the net income or loss of equity method investments in 2023, 2022 and 2021 was immaterial.

Equity investments without readily determinable fair values

Equity investments without readily determinable fair values are non-marketable equity securities, which are investments in privately-held companies for which we do not exercise significant influence and are accounted for under the measurement alternative. Under the measurement alternative, the carrying value is measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Changes in value and impairments of equity investments without readily determinable fair values are recognized in gain (loss) on equity investments and warrant, net in our consolidated statement of income. Equity investments without readily determinable fair values are presented within long-term investments in our consolidated balance sheet.

The following table summarizes the total carrying value related to equity investments without readily determinable fair values still held for the periods indicated (in millions):

	Year Ended December 31,
	2023	2022
Carrying value, beginning of period	$86	$85
Additions	33	11
Downward adjustments for observable price changes and impairment	—	(7)
Foreign currency translation and other	(1)	(3)
Carrying value, end of period	$118	$86

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
In 2023, no downward adjustments were recorded to the carrying value of these investments. In 2022, we recorded a downward adjustment for observable price changes of $7 million to the carrying values of investments accounted for as equity investments without readily determinable fair values. The downward adjustments were recorded in gain (loss) on equity investments and warrant, net on our consolidated statement of income.

For such equity investments held as of December 31, 2023, the cumulative upward adjustment for observable price changes was $41 million and cumulative downward adjustment for observable price changes and impairments was $298 million.

The following table summarizes unrealized gains and losses related to equity investments held as of December 31, 2023, 2022 and 2021 and presented within gain (loss) on equity investments and warrant, net for the periods indicated (in millions):

	Year Ended December 31,
	2023	2022	2021
Net gains (losses) recognized during the period on equity investments	$1,670	$(4,152)	$(2,716)
Less: Net gains (losses) recognized on equity investments sold during the period	13	(812)	92
Total unrealized gains (losses) on equity investments held, end of period	$1,657	$(3,340)	$(2,808)

Summarized financial information of equity investments under the equity method and fair value option

Equity investment in Adevinta

Adevinta’s financial information is prepared on the basis of International Financial Reporting Standards (“IFRS”). We have made certain adjustments to Adevinta’s summarized financial information to address differences between IFRS and U.S. GAAP that materially impact the summarized financial information presented below. Any other differences between IFRS and U.S. GAAP did not have a material impact on Adevinta’s summarized financial information. The following tables present Adevinta’s summarized financial information on a one-quarter lag (in millions):

	Twelve months ended September 30, 2023	Twelve months ended September 30, 2022	July 1, 2021(1) through September 30, 2021
Revenue	$1,912	$1,742	$450
Gross profit	$683	$571	$147
Income (loss) from continuing operations	$(1,731)	$65	$3
Net income (loss)	$(1,780)	$56	$4
Net income (loss) attributable to Adevinta	$93	$49	$3
(1)The prior period presented commenced on June 24, 2021 when we retained an equity investment in Adevinta upon completion of the transfer of our Classifieds business. However, Adevinta’s income statement activity for the stub period of June 24, 2021 to June 30, 2021 was excluded from the summarized income statement information as the impact was considered to be immaterial.

	September 30,
	2023	2022
Current assets	$399	$427
Noncurrent assets	$12,065	$13,281
Current liabilities	$499	$466
Noncurrent liabilities	$2,815	$3,124
Noncontrolling interests	$18	$13

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Financial information of certain of these equity investments is prepared on the basis of local generally accepted accounting principles or IFRS. We have made certain adjustments as applicable to address differences between local generally accepted accounting principles or IFRS and U.S. GAAP that materially impact the summarized financial information. Any other differences between U.S. GAAP and local generally accepted accounting principles or IFRS did not have any material impact on the summarized financial information of the equity investments presented below in the aggregate. During the period in which we recognize an equity investment, the summarized financial information reflects activity from the date of recognition.

	Twelve months ended September 30,
	2023	2022	2021
	(In millions)
Revenue	$1,468	$1,346	$41
Gross profit	$947	$478	$12
Income (loss) from continuing operations	$(124)	$(56)	$2
Net income (loss)	$(107)	$(55)	$2

	September 30,
	2023	2022
	(In millions)
Current assets	$798	$856
Noncurrent assets	$468	$477
Current liabilities	$670	$709
Noncurrent liabilities	$59	$92

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

In 2022, we entered into derivative instruments to hedge the variability of forecasted interest payments on anticipated debt issuance using forward-starting interest rate swaps. These interest rate swaps effectively fixed the benchmark interest rate and had the economic effect of hedging the variability of forecasted interest payments for up to 10 years on an anticipated debt issuance. Similar to other cash flow hedges, we recorded changes in the fair value of these interest rate swaps in accumulated other comprehensive income (loss) (“AOCI”) until the anticipated debt issuance. As described in “Note 11 — Debt,” in 2022, we issued $1.2 billion of senior unsecured notes, which consisted of notes maturing in 2025, 2027 and 2032. As a result, we terminated the interest rate swaps and the gain associated with the termination of approximately $25 million is amortized to interest expense over the term of our notes due in November 2032.

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

During 2020, we began to hedge the variability of the cash flows in interest payments associated with our floating-rate debt using interest rate swaps. These interest rate swap agreements effectively converted our floating-rate debt that was based on London Interbank Offered Rate (“LIBOR”) to a fixed-rate basis, reducing the impact of interest-rate changes on future interest expense. Our interest rate swap contracts matured in 2023. Similar to other cash flow hedges, we recorded changes in the fair value of these interest rate swaps in AOCI and their fair value was amortized over the term of the debt to interest expense.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Cash Flow Hedges

For derivative instruments that are designated as cash flow hedges, the derivative’s gain or loss is initially reported as a component of AOCI and subsequently reclassified into earnings in the same period the forecasted hedged transaction affects earnings. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Unrealized gains and losses in AOCI associated with such derivative instruments are immediately reclassified into earnings. As of December 31, 2023, we have estimated that approximately $55 million of net derivative losses related to our foreign exchange cash flow hedges and $8 million net derivative gains related to our interest rate cash flow hedges included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months. We classify cash flows related to our cash flow hedges as operating activities in our consolidated statement of cash flows.

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

The warrant is accounted for as a derivative under ASC Topic 815, Derivatives and Hedging. As of December 31, 2023, the warrant is reported as a component of other current assets on the consolidated balance sheet as we expect to meet the second processing volume milestone target within twelve months of the balance sheet date. Changes in the fair value of the warrant are recognized in gain (loss) on equity investments and warrant, net in our consolidated statement of income. The day-one value attributable to the other side of the warrant, which was recorded as a deferred credit, is reported within accrued expenses and other current liabilities in our consolidated balance sheets and is amortized over the life of the commercial arrangement. See “Note 9 — Fair Value Measurements” for information about the fair value measurement of the warrant.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Fair Value of Derivative Contracts

The following table presents the fair values of our outstanding derivative instruments as of the dates indicated (in millions):

		December 31,
	Balance Sheet Location	2023	2022
Derivative Assets:
Foreign exchange contracts designated as cash flow hedges	Other current assets	$10	$89
Foreign exchange contracts not designated as hedging instruments	Other current assets	13	18
Interest rate contracts designated as cash flow hedges	Other current assets	—	2
Warrant (1)	Other current assets	364	—
Warrant (1)	Other assets	—	214
Foreign exchange contracts designated as cash flow hedges	Other assets	9	13
Total derivative assets		$396	$336

Derivative Liabilities:
Foreign exchange contracts designated as cash flow hedges	Other current liabilities	$14	$12
Foreign exchange contracts not designated as hedging instruments	Other current liabilities	19	34
Foreign exchange contracts designated as cash flow hedges	Other liabilities	—	1
Total derivative liabilities		$33	$47

Total fair value of derivative instruments		$363	$289
(1)As of December 31, 2023, the warrant is reported as a component of other current assets on the consolidated balance sheet as we expect to meet the processing volume milestone target to vest the second tranche of the warrant within twelve months of the balance sheet date. As of December 31, 2022, the warrant is reported as a component of other assets on the consolidated balance sheet.

Under the master netting agreements with the respective counterparties to our derivative contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis on our consolidated balance sheet. As of December 31, 2023, the potential effect of rights of set-off associated with the foreign exchange contracts would be an offset to both assets and liabilities by $16 million, resulting in net derivative assets of $16 million. As of December 31, 2023, there was no potential effect of rights of set-off associated with the interest rate contracts as there were no asset positions.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following tables present the activity of derivative instruments designated as cash flow hedges as of December 31, 2023 and 2022, and the impact of these derivative contracts on AOCI for the periods indicated (in millions):

	December 31, 2022	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Less: Amount of Gain (Loss) Reclassified From AOCI to Earnings	December 31, 2023
Foreign exchange contracts designated as cash flow hedges	$52	$(63)	$53	$(64)
Interest rate contracts designated as cash flow hedges	62	—	11	51
Total	$114	$(63)	$64	$(13)

	December 31, 2021	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Less: Amount of Gain (Loss) Reclassified From AOCI to Earnings	December 31, 2022
Foreign exchange contracts designated as cash flow hedges	$25	$165	$138	$52
Interest rate contracts designated as cash flow hedges	40	31	9	62
Total	$65	$196	$147	$114

Effect of Derivative Contracts on Consolidated Statement of Income

The following table summarizes the total gain (loss) recognized in the consolidated statement of income from our foreign exchange derivative contracts by location for the periods indicated (in millions):

	Year Ended December 31,
	2023	2022	2021
Foreign exchange contracts designated as cash flow hedges recognized in net revenues	$56	$140	$(65)
Foreign exchange contracts designated as cash flow hedges recognized in cost of net revenues	(3)	(2)	4
Foreign exchange contracts not designated as hedging instruments recognized in interest and other, net	4	20	11
Total gain (loss) recognized from foreign exchange derivative contracts in the consolidated statement of income	$57	$158	$(50)

The following table summarizes the total gain (loss) recognized in the consolidated statement of income from our interest rate derivative contracts by location for the periods indicated (in millions):

	Year Ended December 31,
	2023	2022	2021
Gain (loss) from interest rate contracts designated as cash flow hedges recognized in interest and other, net	$11	$9	$2

The following table summarizes the total gain recognized in the consolidated statement of income due to changes in the fair value of the warrant for the periods indicated (in millions):

	Year Ended December 31,
	2023	2022	2021
Gain (loss) attributable to changes in the fair value of warrant recognized in gain (loss) on equity investments and warrant, net	$150	$(230)	$354

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

	December 31,
	2023	2022
Foreign exchange contracts designated as cash flow hedges	$1,699	$1,741
Foreign exchange contracts not designated as hedging instruments	2,225	2,181
Interest rate contracts designated as cash flow hedges	—	400
Total	$3,924	$4,322

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

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 9 — Fair Value Measurement of Assets and Liabilities

The following tables present our financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated (in millions):

	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$1,985	$1,985	$—	$—
Customer accounts	481	481	—	—
Short-term investments:
Restricted cash	23	23	—	—
Corporate debt securities	2,162	—	2,162	—
Government and agency securities	371	—	371	—
Total short-term investments	2,556	23	2,533	—
Equity investment in Adevinta	4,474	4,474	—	—
Derivatives	396	—	32	364
Long-term investments:
Restricted cash	4	4	—	—
Corporate debt securities	328	—	328	—
Government and agency securities	271	—	271	—
Equity investment under the fair value option	335	—	—	335
Total long-term investments	938	4	599	335
Total financial assets	$10,830	$6,967	$3,164	$699

Liabilities:
Other liabilities	$10	$—	$—	$10
Derivatives	$33	$—	$33	$—

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$2,154	$2,154	$—	$—
Customer accounts	69	69	—	—
Short-term investments:
Restricted cash	36	36	—	—
Corporate debt securities	2,350	—	2,350	—
Government and agency securities	135	—	135	—
Equity investments with readily determinable fair values	104	104	—	—
Total short-term investments	2,625	140	2,485	—
Equity investment in Adevinta	2,692	2,692	—	—
Derivatives	336	—	122	214
Long-term investments:
Restricted cash	13	13	—	—
Corporate debt securities	646	—	646	—
Government and agency securities	557	—	557	—
Equity investment under the fair value option	431	—	—	431
Total long-term investments	1,647	13	1,203	431
Total financial assets	$9,523	$5,068	$3,810	$645

Liabilities:
Other liabilities	$14	$—	$—	$14
Derivatives	$47	$—	$47	$—

Our financial assets and liabilities are valued using market prices on both active markets (Level 1), less active markets (Level 2) and little or no market activity (Level 3). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. Level 3 instrument valuations typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability. We did not have any transfers of financial instruments between valuation levels during 2023 or 2022.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a reconciliation of the opening to closing balance of the warrant measured using significant unobservable inputs (Level 3) as of the dates indicated (in millions):

	December 31,
	2023	2022
Opening balance at beginning of period	$214	$444
Change in fair value	150	(230)
Closing balance at end of period	$364	$214

The following table presents quantitative information about Level 3 significant unobservable inputs used in the fair value measurement of the warrant as of December 31, 2023 (in millions, except percentages):

	Fair value	Valuation technique	Unobservable Input	Range (weighted average)(1)
Warrant	$364	Black-Scholes and Monte Carlo	Probability of vesting	0.0% - 95.0% (79.9%)
			Equity volatility	(40%)
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

Our equity investment in Gmarket is accounted for under the fair value option and was subject to a two year right held by Emart from the date of disposal to purchase the remaining interest at or near the closing price of the sale. That right expired in November 2023.

The following table presents a reconciliation of the opening to closing balance of the equity investment in Gmarket measured using significant unobservable inputs (Level 3) as of the dates indicated (in millions):

	December 31, 2023	December 31, 2022
Opening balance at beginning of period	$431	$725
Change in fair value	(96)	(294)
Closing balance at end of period	$335	$431

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
This investment is classified within Level 3 in the fair value hierarchy as valuation of the investment reflects management’s estimate of assumptions that market participants would use in pricing the asset. The following table presents quantitative information about Level 3 significant unobservable inputs used in the fair value measurement of the equity investment in Gmarket as of December 31, 2023 that may have a significant impact on the overall valuation (dollars in millions):

	Fair value	Valuation technique	Unobservable Input (1)	Range
Equity investment in Gmarket	$335	Market multiples	Revenue multiple — GPC method	0.9x — 1.2x
			Revenue multiple — GMAC method	1.0x — 2.2x
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

Certain other immaterial equity investments under the fair value option aggregating to $47 million and $30 million as of December 31, 2023 and December 31, 2022, respectively, are measured at fair value using the net asset value per share (or its equivalent) practical expedient, and have not been classified in the fair value hierarchy.

Refer to “Note 7 — Investments” for further details about our equity investments.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 10 — Supplemental Consolidated Financial Information

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable represents amounts invoiced and revenue recognized prior to invoicing when we have satisfied our performance obligation and have the unconditional right to payment. The allowance for doubtful accounts and authorized credits is estimated based upon our assessment of various factors including historical experience, the age of the accounts receivable balances, current economic conditions, reasonable and supportable forecasts and other factors that may affect our customers’ ability to pay. The allowance for doubtful accounts and authorized credits was $49 million and $42 million as of December 31, 2023 and December 31, 2022, respectively. As of December 31, 2023, we reported allowances for doubtful accounts of $23 million, reflecting an increase of $7 million, net of write-offs of $9 million, for the year ended December 31, 2023. As of December 31, 2023, we reported allowances for authorized credits of $26 million, reflecting an increase of $1 million, net of write-offs of $1 million, for the year ended December 31, 2023. As of December 31, 2022, we reported an allowance for doubtful accounts of $16 million and an allowance for authorized credits of $26 million.

Deferred revenue consists of fees received related to unsatisfied performance obligations at the end of the period. Due to the generally short-term duration of contracts, the majority of the performance obligations are satisfied in the following reporting period. The amount of revenue recognized during the year ended December 31, 2023 that was included in the deferred revenue balance at the beginning of the period was $33 million. The amount of revenue recognized during the year ended December 31, 2022 that was included in the deferred revenue balance at the beginning of the period was $38 million.

Customer accounts and funds receivable

	December 31,
	2023	2022
	(In millions)
Customer accounts	$481	$69
Funds receivable	532	694
Customer accounts and funds receivable	$1,013	$763

Other current assets

	December 31,
	2023	2022
	(In millions)
Warrant	$364	$—
Prepaid expenses	116	120
Income and other tax receivable	99	122
Accounts receivable, net	94	90
Payment processor advances	36	336
Short-term derivative assets	23	112
Other	256	276
Other current assets	$988	$1,056

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Property and equipment, net

	December 31,
	2023	2022	Estimated useful lives
	(In millions)
Computer equipment and software	$4,905	$4,903	1 - 3 years
Land and buildings, including building improvements	829	792	Up to 30 years
Leasehold improvements	418	379	Shorter of 5 years or lease term
Furniture and fixtures	141	138	3 years
Construction in progress and other	153	141	Not applicable
Property and equipment, gross	6,446	6,353
Accumulated depreciation	(5,203)	(5,115)
Property and equipment, net	$1,243	$1,238

Total depreciation expense on our property and equipment for the years ended December 31, 2023, 2022 and 2021 totaled $441 million, $442 million and $485 million, respectively.

Accrued expenses and other current liabilities

	December 31,
	2023	2022
	(In millions)
Compensation and related benefits	$581	$426
Accrued sales and use tax and VAT	424	346
Accrued marketing expenses	181	229
Accrued legal matters	132	64
Transaction loss reserve	125	101
Operating lease liabilities	118	131
Accrued restructuring	102	—
Accrued general and administrative expenses	79	111
Accrued interest expense	56	67
Deferred revenue	34	34
Other	364	357
Accrued expenses and other current liabilities	$2,196	$1,866

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 11 — Debt

The following table summarizes the carrying value of our outstanding debt (in millions, except percentages):

	Coupon	As of	Effective	As of	Effective
	Rate	December 31, 2023	Interest Rate	December 31, 2022	Interest Rate
Long-Term Debt
Floating Rate Notes:
Senior notes due 2023	LIBOR plus 0.87%	$—	—%	$400	3.786%

Fixed Rate Notes:
Senior notes due 2023	2.750%	—	—%	750	2.866%
Senior notes due 2024	3.450%	750	3.531%	750	3.531%
Senior notes due 2025	1.900%	800	1.803%	800	1.803%
Senior notes due 2025	5.900%	425	6.036%	425	6.036%
Senior notes due 2026	1.400%	750	1.252%	750	1.252%
Senior notes due 2027	3.600%	850	3.689%	850	3.689%
Senior notes due 2027	5.950%	300	6.064%	300	6.064%
Senior notes due 2030	2.700%	950	2.623%	950	2.623%
Senior notes due 2031	2.600%	750	2.186%	750	2.186%
Senior notes due 2032	6.300%	425	6.371%	425	6.371%
Senior notes due 2042	4.000%	750	4.114%	750	4.114%
Senior notes due 2051	3.650%	1,000	2.517%	1,000	2.517%
Total senior notes		7,750		8,900
Hedge accounting fair value adjustments (1)		2		5
Unamortized premium/(discount) and debt issuance costs		(29)		(34)
Less: Current portion of long-term debt		(750)		(1,150)
Total long-term debt		6,973		7,721

Short-Term Debt
Current portion of long-term debt		750		1,150
Total short-term debt		750		1,150
Total Debt		$7,723		$8,871
(1)    Includes the fair value adjustments to debt associated with terminated interest rate swaps which are being recorded as a reduction to interest expense over the remaining term of the related notes.

Senior Notes

In January 2023, we redeemed the $1.2 billion aggregate principal amount of our floating rate and 2.750% senior notes due 2023. Total cash consideration paid was $1.2 billion, as the redemption price was equal to 100% of the principal amount. In addition, we paid accrued and unpaid interest on the principal amount.

In 2022, we redeemed the $1.4 billion aggregate principal amount of our 2.600% and 3.800% senior notes due 2022. Total cash consideration paid was $1.4 billion as the redemption price was equal to 100% of the principal amount. In addition, we paid accrued and unpaid interest on the principal amount.

In 2022, we issued senior notes of $1.2 billion aggregate principal amount, which consisted of $425 million aggregate principal amount of 5.900% fixed rate notes due 2025, $300 million aggregate principal amount of 5.950% fixed rate notes due to 2027 and $425 million aggregate principal amount of 6.300% fixed rate notes due 2032.

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

The effective interest rates for our senior notes include the interest payable, the amortization of debt issuance costs and the amortization of any original issue discount and premium on these senior notes. Interest on these senior notes is payable either quarterly or semiannually. Interest expense associated with these senior notes, including amortization of debt issuance costs, during the years ended December 31, 2023, 2022 and 2021 was approximately $260 million, $231 million and $257 million, respectively. As of December 31, 2023 and 2022, the estimated fair value of these senior notes, using Level 2 inputs, was approximately $7.1 billion and $8.0 billion, respectively.

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. As of December 31, 2023, there were no commercial paper notes outstanding.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Credit Agreement

In March 2020, we entered into a credit agreement that provided for an unsecured $2.0 billion five-year credit facility (the “Prior Credit Agreement”). As of December 31, 2023, no borrowings were outstanding under the Prior Credit Agreement.

In January 2024, we terminated the Prior Credit Agreement and entered into a new credit agreement (the “Credit Agreement”) that provides for an unsecured $2.0 billion five-year revolving credit facility. We may also, subject to the agreement of the applicable lenders, increase the commitments under the revolving credit facility by up to $1.0 billion. Funds borrowed under the Credit Agreement may be used for working capital, capital expenditures, acquisitions and other general corporate purposes and will bear interest at either (i) a customary forward-looking term rate based on the secured overnight financing rate published by CME Group for the relevant interest period plus an adjustment of 0.1% or (ii) a customary base rate formula, plus a margin (based on our public debt ratings) ranging from 0% to 0.375%. The covenants of the Credit Agreement are consistent with the covenants of the Prior Credit Agreement.

As of December 31, 2023, no borrowings were outstanding under our $2.0 billion Prior Credit Agreement. However, as described above, we have an up to $1.5 billion commercial paper program and are required to maintain available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due, in an aggregate amount of $1.5 billion. As of December 31, 2023, no borrowings were outstanding under our commercial paper program; therefore, $2.0 billion of borrowing capacity was available for other purposes permitted by the credit agreement, subject to customary conditions to borrowing. The credit agreement includes a covenant limiting our consolidated leverage ratio to no more than 4.0:1.0, subject to, upon the occurrence of a qualified material acquisition, if so elected by us, a step-up to 4.5:1.0 for the four fiscal quarters completed following such qualified material acquisition. The credit agreement includes customary events of default, with corresponding grace periods in certain circumstances, including payment defaults, cross-defaults and bankruptcy-related defaults. In addition, the credit agreement contains customary affirmative and negative covenants, including restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case, subject to customary exceptions. The credit agreement also contains customary representations and warranties.

We were in compliance with all financial covenants in our outstanding debt instruments for the period ended December 31, 2023.

Future Maturities

The following table presents expected future principal maturities as of the date indicated (in millions):

December 31, 2023
Fiscal Years:
2024	$750
2025	1,225
2026	750
2027	1,150
2028	—
Thereafter	3,875
Total future maturities	$7,750

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 12 — Leases

We have operating leases for office space, data centers and other corporate assets that we utilize under lease arrangements.

The following table presents a summary of leases by balance sheet location as of the dates indicated (in millions):

		December 31,
	Balance Sheet Location	2023	2022
Assets
Operating	Operating lease right-of-use (“ROU”) assets	$493	$513

Liabilities
Operating - current	Accrued expenses and other current liabilities	$118	$131
Operating - noncurrent	Operating lease liabilities	387	418
Total lease liabilities		$505	$549

The following table presents components of lease expense for the periods indicated (in millions):

		Year Ended December 31,
	Statement of Income Location	2023	2022	2021
Operating lease costs (1)	Cost of net revenues, Sales and marketing, Product development and General and administrative expenses	$128	$132	$178
(1)Includes variable lease payments and sublease income that were immaterial for the years ended December 31, 2023, 2022 and 2021.

The following table presents the maturity of lease liabilities under our non-cancelable operating leases as of the date indicated (in millions):

December 31, 2023
2024	$136
2025	119
2026	105
2027	86
2028	61
Thereafter	60
Total lease payments	567
Less interest	(62)
Present value of lease liabilities	$505

As of December 31, 2023, we have non-cancellable operating leases for data centers that have not commenced with fixed lease payment obligations of $71 million, with nothing payable within 12 months. We are not involved in the construction or design of underlying assets.

Rent expense for the years ended December 31, 2023, 2022 and 2021 totaled $137 million, $144 million and $192 million, respectively. Rent expense includes operating lease costs as well as expense for non-lease components such as common area maintenance.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table presents supplemental information related to our leases included in the consolidated balance sheet as of the dates indicated:

	December 31,
	2023	2022
Weighted average remaining lease term
Operating leases	4.80 years	5.15 years

Weighted average discount rate
Operating leases	4.00%	3.60%

The following table presents supplemental information related to our leases for the periods indicated (in millions):

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$154	$159	$165

ROU assets obtained in exchange for new lease obligations:
Operating leases	$102	$354	$38

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 13 — Commitments and Contingencies

Off-Balance Sheet Arrangements

As of December 31, 2023, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable were not material for the year ended December 31, 2023. We have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to significant uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material. Legal fees are expensed as incurred.

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

In this regard, the Company has responded to inquiries from the U.S. Department of Justice (“DOJ”) regarding products sold on the Marketplace platforms alleged to violate certain laws administered by the Environmental Protection Agency (“EPA”) and, separately, laws administered by the Drug Enforcement Agency (“DEA”). The inquiries relate to whether and to what extent the Company should be liable for the sale of regulated or illicit products manufactured and sold by others who listed such products on Marketplace platforms in a manner that evaded and/or was designed to evade detection by the Company.

On September 27, 2023, DOJ, on behalf of the EPA, filed a civil complaint against the Company in the U.S. District Court for the Eastern District of New York alleging violations of the Clean Air Act, Federal Insecticide, Fungicide, and Rodenticide Act and the Toxic Substances Control Act. The Company intends to vigorously defend against these claims. If the Company is found to be liable for such activities on the Marketplace, it likely will be subject to monetary damages, changes in our business practices, or other remedies that could have a material adverse impact on our business. The Company is unable to predict whether additional litigation or proceedings may arise out of this matter.

On January 31, 2024, the DEA, DOJ and the Company entered into a settlement agreement (the “DEA Settlement Agreement”), which fully resolved DOJ’s allegations of noncompliance arising under the Controlled

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Substances Act. Pursuant to the DEA Settlement Agreement, the Company paid $59 million and agreed to implement enhanced processes regarding its monitoring and reporting of listings that violate the Company’s policies.

In January 2024, the Company also entered into a deferred prosecution agreement (the “DPA”) with the U.S. Attorney for the District of Massachusetts (the “U.S. Attorney”) regarding potential criminal liability of the Company arising from the stalking and harassment in 2019 of the editor and publisher of Ecommercebytes, a website that publishes ecommerce news and information. Six former Company employees and one former contractor have pleaded guilty to crimes arising from the conduct. Pursuant to the terms of the DPA, the U.S. Attorney filed a six-count criminal Information in the United States District Court for the District of Massachusetts in January 2024 and agreed to defer any prosecution of the Company on those counts. Additionally, during the three-year term of the DPA, the Company is subject to an independent compliance monitor to assess its compliance program and, where appropriate, to modify that program. The Company also paid a $3 million penalty. If the Company successfully meets its obligations under the DPA, after three years, the DPA will expire, and the U.S. Attorney has agreed to dismiss the criminal Information against the Company. The editor and publisher also have a pending civil action against the Company, which seeks unspecified damages arising from the above-described conduct.

In connection with the government matters and criminal and civil actions described above, the Company has accrued for probable losses of $132 million in the aggregate as of December 31, 2023, of which $68 million was recorded as a component of general and administrative expense during the year ended December 31, 2023, and for probable losses of $64 million in the aggregate as of the date of this report. Given the uncertainties involved, the ultimate resolution of these matters could result in additional losses that may be material to our financial results for a particular period, depending on, among other factors, the size of the loss or liability imposed and the level of our net income or loss for that period.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 14 — Stockholders’ Equity

Preferred Stock

We are authorized, subject to limitations prescribed by Delaware law, to issue preferred stock in one or more series; to establish the number of shares included within each series; to fix the rights, preferences and privileges of the shares of each wholly unissued series and any related qualifications, limitations or restrictions; and to increase or decrease the number of shares of any series (but not below the number of shares of a series then outstanding) without any further vote or action by our stockholders. As of December 31, 2023 and 2022, there were 10 million shares of $0.001 par value preferred stock authorized for issuance, and no shares issued or outstanding.

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

In February 2024, our Board authorized an additional $2.0 billion stock repurchase program with no expiration from the date of authorization.

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

In October 2021, we entered into accelerated share repurchase agreements (the “2021 ASR Agreements”) with two financial institutions (each a “2021 ASR Counterparty”), as part of our share repurchase program. Under the 2021 ASR Agreements, we paid an aggregate amount of $2.5 billion to the 2021 ASR Counterparties and received an initial delivery of approximately 29.3 million shares of our common stock, which were recorded as a $2.1 billion increase to treasury stock. In December 2021, the 2021 ASR Agreement with one of the 2021 ASR Counterparties settled and resulted in a delivery of approximately 3.4 million additional shares of our common stock, which were recorded as a $188 million increase to treasury stock. The remaining $188 million was evaluated as an unsettled forward contract indexed to our own stock, classified within stockholders’ equity as of December 31, 2021.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes repurchase activity under our stock repurchase programs during 2023 (in millions, except per share amounts):

	Shares Repurchased (1)	Average Price per Share (2)	Value of Shares Repurchased (2)	Remaining Amount Authorized
Balance as of January 1, 2023				$2,848
Repurchase of shares of common stock	32	$43.82	$1,401	(1,401)
Balance as of December 31, 2023				$1,447
(1)These repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. None of the repurchased shares of common stock have been retired.
(2)Excludes broker commissions and excise tax accruals.

Dividends

The company paid a total of $528 million, $489 million and $466 million in cash dividends during the years ended December 31, 2023, 2022 and 2021, respectively. In February 2024, we declared a cash dividend for the first quarter of 2024 of $0.27 per share of common stock to be paid on March 25, 2024 to stockholders of record as of March 11, 2024.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 15 — Employee Benefit Plans

Equity Incentive Plans

We have equity incentive plans under which we grant equity awards, including stock options, restricted stock units (“RSUs”), total shareholder return performance share units (“TSR PSUs”), and performance-based restricted stock units (“PBRSUs”), to our directors, officers and employees. As of December 31, 2023, 785 million shares were authorized under our equity incentive plans and 42 million shares were available for future grant.

RSU awards granted to eligible employees under our equity incentive plans generally vest in annual or quarterly installments over a period of three to five years, are subject to the employees’ continuing service to us and do not have an expiration date.

In 2023, 2022 and 2021, certain executives were eligible to receive PBRSUs. PBRSU awards are subject to performance and time-based vesting requirements. The target number of shares subject to the PBRSU award are adjusted based on our business performance measured against the performance goals approved by the Compensation and Human Capital Committee at the beginning of the performance period. Generally, if the performance criteria are satisfied, one-half of the award vests in March following the end of the performance period and the other half of the award vests in March of the following year.

Deferred Stock Units

Prior to December 31, 2016, we granted deferred stock units to each non-employee director (other than Mr. Omidyar) at the time of our annual meeting of stockholders and to new non-employee directors upon their election to the Board. Each deferred stock unit award granted to a new non-employee director upon election to the Board vests 25% one year from the date of grant, and at a rate of 2.08% per month thereafter. In addition, directors were permitted to elect to receive, in lieu of annual retainer and committee chair fees and at the time these fees would otherwise be payable, fully vested deferred stock units with an initial value equal to the amount based on the fair market value of common stock at the date of grant. Following termination of a non-employee director’s service on the Board, deferred stock units granted prior to August 1, 2013 are payable in stock or cash (at our election), while deferred stock units granted on or after August 1, 2013 are payable solely in stock. As of December 31, 2023, there were approximately 74,424 deferred stock units outstanding, which are included in our restricted stock unit activity below. As of December 31, 2016, we no longer grant deferred stock units.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (“ESPP”) for all eligible employees. Under the ESPP, shares of our common stock may be purchased over an offering period with a maximum duration of two years at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last day of the six-month purchase period. Employees may purchase shares having a value not exceeding 10% of their eligible compensation during an offering period. During 2023, 2022 and 2021, employees purchased approximately 2 million shares each year under this plan at average prices of $33.63, $38.04 and $38.93 per share, respectively. As of December 31, 2023, approximately 28 million shares of common stock were reserved for future issuance.

Stock Option Activity

Stock options granted in 2023 and 2022 were not material. No stock options were granted in 2021.

No options were exercised under our equity incentive plans during 2023. During 2022 and 2021, the aggregate intrinsic value of options exercised under our equity incentive plans was $2 million and $2 million, respectively, determined as of the date of option exercise.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Restricted Stock Unit Activity

The following table presents RSU activity (including PBRSUs that have been earned) under our equity incentive plans as of and for the year ended December 31, 2023 (in millions, except per share amounts):

	Units	Weighted Average Grant-Date Fair Value (per share)
Outstanding as of January 1, 2023	21	$52.29
Awarded and assumed	17	$44.12
Vested	(11)	$47.83
Forfeited	(3)	$51.17
Outstanding as of December 31, 2023	24	$48.80
Expected to vest as of December 31, 2023	20

During 2023, 2022 and 2021, the aggregate intrinsic value of RSUs vested under our equity incentive plans was $455 million, $448 million and $697 million, respectively.

Stock-Based Compensation Expense

The following table presents stock-based compensation expense from continuing operations for the periods indicated (in millions):

	Year Ended December 31,
	2023	2022	2021
Cost of net revenues	$53	$51	$47
Sales and marketing	92	73	83
Product development	272	222	196
General and administrative	158	148	151
Total stock-based compensation expense	$575	$494	$477
Capitalized in product development	$16	$14	$12

As of December 31, 2023, there was approximately $896 million of unearned stock-based compensation that will be expensed from 2024 through 2028. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel all or a portion of the remaining unearned stock-based compensation expense. Future unearned stock-based compensation will increase to the extent we grant additional equity awards, change the mix of grants between stock options and restricted stock units or assume unvested equity awards in connection with acquisitions.

Employee Savings Plans

We have a defined contribution plan, which is qualified under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 50% of their eligible earned compensation, but not more than statutory limits. During the years ended December 31, 2023, 2022 and 2021, we contributed one dollar for each dollar a participant contributed, with a maximum contribution of 4% of each employee’s eligible earned compensation, subject to a maximum employer contribution of $13,200, $12,200 and $11,600 per employee for each period, respectively. Our non-U.S. employees are covered by various other savings plans. Total expense for these plans was $61 million, $58 million and $54 million for the years ended December 31, 2023, 2022 and 2021, respectively.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 16 — Income Taxes

The following table presents the components of income (loss) from continuing operations before taxes for the periods indicated (in millions):

	Year Ended December 31,
	2023	2022	2021
United States	$704	$123	$1,608
International	3,003	(1,724)	(1,210)
	$3,707	$(1,601)	$398

The following table summarizes the income tax provision (benefit) for the periods indicated (in millions):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$488	$350	$472
State and local	94	36	128
Foreign	95	67	228
	$677	$453	$828
Deferred:
Federal	$112	$(847)	$(755)
State and local	(41)	(50)	(125)
Foreign	184	117	198
	255	(780)	(682)
	$932	$(327)	$146

The following table presents a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate of 21% to income (loss) before income taxes for the periods indicated (in millions):

	Year Ended December 31,
	2023	2022	2021
Provision (benefit) at statutory rate	$778	$(337)	$84
Foreign income taxed at different rates	8	7	19
Other taxes on foreign operations	72	13	89
Change in valuation allowance	(62)	—	—
Stock-based compensation	33	17	(26)
State taxes, net of federal benefit	53	(14)	3
Research and other tax credits	(44)	(45)	(39)
Penalties	14	11	—
Impact of tax rate change	73	—	(3)
Non-deductible executive compensation	2	4	10
Other	5	17	9
	$932	$(327)	$146

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

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating loss, capital loss and credits	$200	$275
Accruals and allowances	560	384
Capitalized research expense	334	181
Stock-based compensation	12	10
Amortizable tax basis in intangibles	2,872	3,064
Net deferred tax assets	3,978	3,914
Valuation allowance	(143)	(231)
	3,835	3,683
Deferred tax liabilities:
Outside basis differences	(2,817)	(2,446)
Acquisition-related intangibles	(65)	(64)
Depreciation and amortization	(213)	(243)
Net unrealized gain on investments	(60)	(6)
	(3,155)	(2,759)
	$680	$924

As of December 31, 2023, our federal, state and foreign net operating loss carryforwards for income tax purposes were approximately $34 million, $31 million and $168 million, respectively. The federal and state net operating loss carryforwards are subject to various limitations under Section 382 of the Internal Revenue Code and applicable state tax laws. If not utilized, the federal and state net operating loss carryforwards will begin to expire in 2024 and 2025, respectively. The carryforward periods on our foreign net operating loss carryforwards are as follows: $4 million do not expire and $164 million are subject to valuation allowance and begin to expire in 2024. As of December 31, 2023, state tax credit carryforwards for income tax purposes were approximately $199 million. Most of the state tax credits carry forward indefinitely.

As of December 31, 2023 and 2022, we maintained a valuation allowance with respect to certain of our deferred tax assets relating primarily to operating losses in certain non-U.S. jurisdictions and certain state tax credits and capital losses that we believe are not likely to be realized.

We have recognized the tax consequences of all foreign unremitted earnings and management has no specific plans to indefinitely reinvest the unremitted earnings of our foreign subsidiaries as of the balance sheet date. Accordingly, as of December 31, 2023 and 2022, $292 million and $526 million, respectively, of our liability for deemed repatriation of foreign earnings was included in other liabilities on our consolidated balance sheet. We have not provided for deferred taxes on outside basis differences in our investments in our foreign subsidiaries that are unrelated to unremitted earnings. These basis differences will be indefinitely reinvested. A determination of the unrecognized deferred taxes related to these other components of our outside basis difference is not practicable.

In connection with the transfer of our Classifieds business on June 24, 2021 we recorded $2.1 billion of income tax expense as part of income from discontinued operations, of which $1.7 billion was a deferred tax liability for the outside basis difference related to our receipt of Adevinta shares. The deferred tax liability decreased with the change in fair value of the Adevinta investment, which has been recorded in income (loss) from continuing operations following the transaction close date through December 31, 2023.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table presents changes in unrecognized tax benefits for the periods indicated (in millions):

	Year Ended December 31,
	2023	2022	2021
Gross amounts of unrecognized tax benefits as of the beginning of the period	$493	$461	$420
Increases related to prior period tax positions	120	4	6
Decreases related to prior period tax positions	(45)	(7)	(5)
Increases related to current period tax positions	53	40	42
Settlements	(8)	(5)	(2)
Gross amounts of unrecognized tax benefits as of the end of the period	$613	$493	$461

As of December 31, 2023, gross amounts of unrecognized tax benefits of $613 million included $51 million of unrecognized tax benefits indemnified by PayPal. As of December 31, 2022, gross amounts of unrecognized tax benefits of $493 million included $50 million of unrecognized tax benefits indemnified by PayPal. If total unrecognized tax benefits were realized in a future period, it would result in a tax benefit of $457 million. Of this amount, approximately $48 million of unrecognized tax benefit is indemnified by PayPal and a corresponding receivable would be reduced upon a future realization. As of December 31, 2023, our liabilities for unrecognized tax benefits were included in other liabilities on our consolidated balance sheet.

As of December 31, 2023, and 2022 we had accrued interest and penalty expense related to uncertain tax positions of $94 million and $57 million, respectively, net of income tax benefits. The income tax (benefit) provision for 2023 and 2022 included interest expense related to uncertain tax positions of $30 million and $9 million, respectively, net of tax benefits. The income (loss) from discontinued operations, net of income taxes, for 2023 and 2022 included interest expense related to uncertain tax positions of $7 million and $3 million, respectively, net of tax benefits.

We are subject to both direct and indirect taxation in the United States and various states and foreign jurisdictions. We are under examination by certain tax authorities for the 2010 to 2021 tax years. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these or other examinations. The material jurisdictions where we are subject to potential examination by tax authorities for tax years after 2009 include, among others, the United States (Federal and California), Germany, India, Israel, Switzerland and the United Kingdom.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 17 — Gain (Loss) on Equity Investments and Warrant, Net and Interest and Other, Net

The following table presents components of gain (loss) on equity investments and warrant, net for the periods indicated (in millions):

	Year Ended December 31,
	2023	2022	2021
Unrealized change in fair value of equity investment in Adevinta	$1,782	$(2,693)	$(3,070)
Unrealized change in fair value of equity investment in Adyen	—	(118)	(10)
Unrealized change in fair value of equity investment in Gmarket	(96)	(294)	(3)
Unrealized change in fair value of equity investment in KakaoBank	(11)	(218)	403
Change in fair value of warrant	150	(230)	354
Realized change in fair value of shares sold in Adevinta (1)	—	2	9
Realized change in fair value of shares sold in Adyen	—	(143)	—
Realized change in fair value of shares sold in KakaoBank	13	(75)	83
Impairment of equity investment in Paytm Mall	—	—	(160)
Gain (loss) on other investments (2)	(6)	(17)	29
Total gain (loss) on equity investments and warrant, net	$1,832	$(3,786)	$(2,365)
(1)Gain (loss) on sale of shares in Adevinta included: (i) in 2022, a $2 million gain on the change in fair value of shares sold; (ii) in 2021, an $88 million gain recognized on the sale of the shares offset by a $79 million loss on the change in fair value of shares sold.
(2)Gain (loss) on other investments primarily included: (i) in 2022, primarily downward adjustments of $13 million recorded on equity investments under the fair value option and $7 million recorded on equity investments without readily determinable fair values; (i) in 2021, primarily a $41 million upward adjustment and a $10 million impairment recorded on equity investments without readily determinable fair values.

The following table presents components of interest income and other, net for the periods indicated (in millions):

	Year Ended December 31,
	2023	2022	2021
Interest income	$204	$73	$19
Foreign exchange and other	(7)	(3)	90
Total interest income and other, net	$197	$70	$109

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 18 — Accumulated Other Comprehensive Income

The following tables summarize the changes in AOCI for the periods indicated (in millions):

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2022	$114	$(98)	$222	$21	$259
Other comprehensive income (loss) before reclassifications	(63)	53	(16)	3	(23)
Less: Amount of gain (loss) reclassified from AOCI	64	—	—	(13)	51
Net current period other comprehensive income (loss)	(127)	53	(16)	16	(74)
Balance as of December 31, 2023	$(13)	$(45)	$206	$37	$185

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2021	$65	$(7)	$328	$12	$398
Other comprehensive income (loss) before reclassifications	196	(93)	(106)	31	28
Less: Amount of gain (loss) reclassified from AOCI	147	(2)	—	22	167
Net current period other comprehensive income (loss)	49	(91)	(106)	9	(139)
Balance as of December 31, 2022	$114	$(98)	$222	$21	$259

The following table summarizes reclassifications out of AOCI for periods indicated (in millions):

Details about AOCI Components	Affected Line Item in the Statement of Income	Amount of Gain (Loss) Reclassified from AOCI for the Year Ended December 31,
		2023	2022
Gains (losses) on cash flow hedges
Foreign exchange contracts	Net revenues	$56	$140
Foreign exchange contracts	Cost of net revenues	(3)	(2)
Interest rate contracts	Interest and other, net	11	9
	Total, from continuing operations before income taxes	64	147
	Income taxes	(13)	22
	Total, from continuing operations net of income taxes	51	169

Unrealized gains (losses) on investments	Interest and other, net	—	(2)
	Total, before income taxes	—	(2)
	Income taxes	—	—
	Total, net of income taxes	—	(2)

Total reclassifications for the period	Total, net of income taxes	$51	$167

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 19 — Restructuring

The following table summarizes restructuring reserve activity for the period indicated (in millions):

Year Ended December 31, 2023
Accrued liability, beginning of period	$—
Charges	141
Payments	(39)
Accrued liability, end of period	$102

During the first quarter of 2023, management approved plans to drive operational improvement that included the reduction of workforce. The reduction was substantially completed in the first quarter of 2023 and resulted in a pre-tax charge of $42 million.

During the fourth quarter of 2023, management approved plans to drive operational improvement that included the reduction of workforce. The reduction resulted in a pre-tax charge of $99 million. We expect the reduction to be substantially completed in the second quarter of 2024.

Restructuring reserve activity during 2022 was immaterial.

During the first quarter of 2021, management approved plans that included the reduction in workforce and other exit costs. The reduction was substantially completed in the first quarter of 2021 and resulted in a pre-tax charge of $35 million.

The restructuring charges incurred in 2023, 2022 and 2021 are included in general and administrative expenses in the consolidated statement of income.

eBay Inc.
FINANCIAL STATEMENT SCHEDULE
The Financial Statement Schedule II — VALUATION AND QUALIFYING ACCOUNTS for continuing operations as of and for the years ended December 31, 2023, 2022 and 2021.

	Balance at Beginning of Period	Charged/ Credited to Net Income	Charged to Other Account	Charges Utilized/ Write-offs	Balance at End of Period
	(In millions)
Allowances for Doubtful Accounts
Year Ended December 31, 2021	$97	$79	$—	$(134)	$42
Year Ended December 31, 2022	$42	$16	$—	$(42)	$16
Year Ended December 31, 2023	$16	$16	$—	$(9)	$23

Allowance for Authorized Credits
Year Ended December 31, 2021	$39	$(8)	$—	$1	$32
Year Ended December 31, 2022	$32	$(6)	$—	$—	$26
Year Ended December 31, 2023	$26	$1	$—	$(1)	$26

Allowance for Transaction Losses
Year Ended December 31, 2021	$32	$343	$—	$(287)	$88
Year Ended December 31, 2022	$88	$316	$—	$(334)	$70
Year Ended December 31, 2023	$70	$344	$—	$(330)	$84

Tax Valuation Allowance
Year Ended December 31, 2021	$149	$6	$(12)	$(7)	$136
Year Ended December 31, 2022	$136	$97	$(2)	$—	$231
Year Ended December 31, 2023	$231	$(73)	$(8)	$(7)	$143

INDEX TO EXHIBITS

No.	Exhibit Description	Filed or Furnished with this 10-K	Incorporated by Reference
			Form	File No.	Date Filed

2.01	Separation and Distribution Agreement by and between Registrant and PayPal Holdings, Inc. dated as of June 26, 2015.		8-K	000-24821	6/30/2015

2.02	Transaction Agreement, dated as of July 20, 2020 by and between eBay Inc., and Adevinta ASA.		8-K	001-37713	7/22/2020

2.03	Letter Agreement, dated as of October 16, 2020, amending Transaction Agreement, dated as of July 20, 2020, by and between eBay Inc., and Adevinta ASA.		10-K	001-37713	2/4/2021

2.04	Share Purchase Agreement, dated as of July 14, 2021, by and among eBay Inc., eBay International Management B.V. and Astinlux Finco S.à r.l.		10-Q	001-37713	10/28/2021

2.05*
Bid Conduct Agreement, dated as of November 21, 2023, by and among eBay Inc., eBay International Holding GmbH, eBay International Management B.V., BCP Aurelia Luxco S.a r.l., Aurelia UK Feederco Limited, Aurelia Netherlands TopCo B.V., Aurelia BidCo Norway AS and Aurelia BidCo 1 Norway AS.
			8-K	001-37713	11/21/2023

2.06*
Transaction Completion Agreement, dated as of November 21, 2023, by and among eBay Inc., eBay International Holding GmbH, eBay International Management B.V., BCP Aurelia Luxco S.a r.l., Aurelia UK Feederco Limited, Aurelia Netherlands TopCo B.V., Aurelia BidCo Norway AS and Aurelia BidCo 1 Norway AS.
			8-K	001-37713	11/21/2023

3.01	Registrant’s Amended and Restated Certificate of Incorporation, as amended.		8-K	001-37713	6/23/2023

3.02	Registrant’s Amended and Restated Bylaws.		8-K	001-37713	1/13/2023

4.01	Form of Specimen Certificate for Registrant’s Common Stock.		S-1	333-59097	8/19/1998

4.02	Indenture dated as of October 28, 2010 between Registrant and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee.		8-K	000-24821	10/28/2010

4.03	Supplemental Indenture dated as of October 28, 2010 between Registrant and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee.		8-K	000-24821	10/28/2010

4.04	Officer’s Certificate dated July 24, 2012.		8-K	000-24821	7/24/2012

4.05	Form of 4.000% Note due 2042 (included in Exhibit 4.04).		8-K	000-24821	7/24/2012

4.06	Officer’s Certificate dated July 28, 2014.		8-K	000-24821	7/28/2014

4.07	Form of 3.450% Note due 2024 (included in Exhibit 4.06).		8-K	000-24821	7/28/2014

4.08	Officer’s Certificate dated June 6, 2017.		8-K	001-37713	6/6/2017

4.09	Form of 3.600% Note due 2027 (included in Exhibit 4.08).		8-K	001-37713	6/6/2017

4.10	Officer’s Certificate dated March 11, 2020.		8-K	001-37713	3/11/2020

4.11	Forms of 1.900% Note due 2025 and 2.700% Note due 2030 (included in Exhibit 4.10).		8-K	001-37713	3/11/2020

4.12	Officer’s Certificate dated June 15, 2020.		8-K	001-37713	6/15/2020

4.13	Forms of 1.900% Note due 2025 and 2.700% Note due 2030 (included in Exhibit 4.12).		8-K	001-37713	6/15/2020

No.	Exhibit Description	Filed or Furnished with this 10-K	Incorporated by Reference
			Form	File No.	Date Filed
4.14	Officers’ Certificate dated May 10, 2021		8-K	001-37713	5/10/2021

4.15	Forms of 1.400% Note Due 2026, 2.600% Note due 2031 and 3.650% Note due 2051 (included in Exhibit 4.14)		8-K	001-37713	5/10/2021

4.16	Officers’ Certificate dated November 22, 2022		8-K	001-37713	11/22/2022

4.17	Forms of 5.900% Note Due 2025, 5.950% Note due 2027 and 6.300% Note due 2032 (included in Exhibit 4.16)		8-K	001-37713	11/22/2022

4.18	Description of Securities.		10-K	001-37713	2/23/2023

10.01+	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers.		S-1	333-59097	7/15/1998

10.02+	Registrant’s 2003 Deferred Stock Unit Plan, as amended.		10-K	000-24821	2/28/2007

10.03+	Amendment to Registrant’s 2003 Deferred Stock Unit Plan, effective April 2, 2012.		10-Q	000-24821	7/19/2012

10.04+	Form of Director Award Agreement under Registrant’s 2003 Deferred Stock Unit Plan.		10-Q	000-24821	7/19/2012

10.05+	Form of Electing Director Award Agreement under Registrant’s 2003 Deferred Stock Unit Plan.		10-Q	000-24821	7/19/2012

10.06+	Form of New Director Award Agreement under Registrant’s 2003 Deferred Stock Unit Plan.		10-Q	000-24821	7/19/2012

10.07+	Form of 2003 Deferred Stock Unit Plan Restricted Stock Unit Grant Notice and Agreement.		10-Q/A	000-24821	4/24/2008

10.08+	Registrant’s Equity Incentive Award Plan, as amended and restated.		8-K	001-37713	6/23/2023

10.09+	Form of Restricted Stock Unit Award Agreement under Registrant’s 2003 Deferred Stock Unit Plan and Registrant’s Equity Incentive Plan.		10-Q	000-24821	7/19/2012

10.10+	Form of Restricted Stock Unit Award Agreement (with Modified Vesting) under Registrant’s Equity Incentive Award Plan.		10-Q	000-24821	7/19/2012

10.11+	Form of Stock Option Agreement under Registrant’s Equity Incentive Award Plan.		10-Q	000-24821	7/19/2012

10.12+	Form of Stock Option Agreement (with Modified Vesting) under Registrant’s Equity Incentive Award Plan.		10-Q	000-24821	7/19/2012

10.13+	Form of Director Deferred Stock Unit Award Agreement under Registrant’s Equity Incentive Award Plan.		10-Q	000-24821	7/19/2012

10.14+	Amended and Restated eBay Incentive Plan.		10-K	001-37713	2/4/2020

10.15+	eBay Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2022.		10-K	001-37713	2/24/2022

10.16+	eBay Inc. Employee Stock Purchase Plan.		DEF 14A	001-37713	4/21/2022

10.17+	Form of New Director Award Agreement under Registrant’s Equity Incentive Award Plan.		10-Q	000-24821	4/19/2013

10.18+	Form of Director Annual Award Agreement under Registrant’s Equity Incentive Award Plan.		10-Q	000-24821	4/19/2013

10.19+	Form of Electing Director Quarterly Award Agreement under Registrant’s Equity Incentive Award Plan.		10-Q	000-24821	4/19/2013

10.20+	Form of Global Stock Option Agreement under Registrant’s Equity Incentive Award Plan.		10-Q	000-24821	7/18/2014

No.	Exhibit Description	Filed or Furnished with this 10-K	Incorporated by Reference
			Form	File No.	Date Filed
10.21+	Form of Global Restricted Stock Unit Agreement (and Performance-Based Restricted Stock Unit Agreement) under Registrant’s Equity Incentive Award Plan.		10-Q	000-24821	7/18/2014

10.22+	Form of Performance Based Restricted Stock Unit Award Agreement under Registrant’s Equity Incentive Award Plan.		10-Q	001-37713	4/27/2016

10.23+	Form of Stock Payment Award Agreement under Registrant’s Equity Incentive Award Plan.		10-Q	001-37713	7/21/2016

10.24+	Form of Director Restricted Stock Unit Award Agreement under Registrant’s Equity Incentive Award Plan.		10-Q	001-37713	7/21/2016

10.25+	Form of Performance Based Restricted Stock Unit Award Grant Notice and Performance Based Restricted Stock Unit Award Agreement under Registrant’s Equity Incentive Award Plan.		10-K	001-37713	1/30/2019

10.26+	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under Registrant’s Equity Incentive Award Plan.		10-K	001-37713	1/30/2019

10.27+	Notice Regarding Payment of Dividend Equivalents on Restricted Stock Units and Performance-Based Restricted Stock Units under Registrant’s Equity Incentive Award Plan.		10-K	001-37713	1/30/2019

10.28	Tax Matters Agreement, dated as of July 17, 2015, by and between Registrant and PayPal Holdings, Inc.		8-K	000-24821	7/20/2015

10.29+	Offer Letter dated April 2, 2015 between Registrant and Marie Oh Huber.		10-Q	001-37713	4/27/2016

10.30	Credit Agreement, dated as of January 25, 2024, by and among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto.		8-K	001-37713	1/25/2024

10.31+	Letter Agreement between Jamie Iannone and eBay Inc., dated April 12, 2020.		10-Q	001-37713	7/29/2020

10.32+	Amended and Restated eBay Inc. SVP and Above Standard Severance Plan, effective April 11, 2020.		10-Q	001-37713	7/29/2020

10.33+	Amended and Restated eBay Inc. Change in Control Severance Plan, effective April 11, 2020.		10-Q	001-37713	7/29/2020

10.34+	Offer Letter dated May 7, 2021 between Registrant and Stephen Priest		10-Q	001-37713	8/12/2021

10.35+	Form of Performance Based Restricted Stock Unit Award Grant Notice and Performance Based Restricted Stock Unit Award Agreement (with TSR Modifier) under Registrant’s Equity Incentive Award Plan.		10-Q	001-37713	5/5/2022

10.36+	Form of Stock Option Agreement (with Performance Vesting) under Registrant’s Equity Incentive Award Plan.		10-Q	001-37713	5/5/2022

10.37+	Offer Letter dated January 4, 2021, as amended August 5, 2022, between Registrant and Cornelius Boone.		10-Q	001-37713	11/3/2022

10.38+	Offer Letter dated April 6, 2022 between Registrant and Eddie Garcia.		10-Q	001-37713	4/27/2023

10.39+	Offer Letter dated November 16, 2020, as amended August 5, 2022 and November 10, 2023, between Registrant and Julie Loeger.	X

21.01	List of Subsidiaries.	X

23.01	PricewaterhouseCoopers LLP consent.	X

24.01	Power of Attorney (see signature page).	X

No.	Exhibit Description	Filed or Furnished with this 10-K	Incorporated by Reference
			Form	File No.	Date Filed
31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.02	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.01	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.02	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X

97.01	Registrant’s Incentive-Based Compensation Recovery Policy	X

101
The following materials from the Annual Report on Form 10-K of eBay Inc. for the year ended December 31, 2023, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) eBay Inc. Consolidated Balance Sheets, (ii) eBay Inc. Consolidated Statements of Income, (iii) eBay Inc. Consolidated Statements of Comprehensive Income, (iv) eBay Inc. Consolidated Statements of Stockholders’ Equity and (v) eBay Inc. Consolidated Statements of Cash Flows. The instance document does not appear in the Interactive Data File because its XBRL tags are imbedded within the Inline XBRL document.
X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

*    Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.
+    Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2024.

eBay Inc.

By:	/s/ Jamie Iannone
Jamie Iannone
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jamie Iannone, Steve Priest, Rebecca Spencer and Marie Oh Huber and each or any one of them, each with the power of substitution, his or her attorney-in-fact, to sign any amendments to this report, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2024.

Principal Executive Officer and Director:		Principal Financial Officer:

By:	/s/ Jamie Iannone	By:	/s/ Steve Priest
	Jamie Iannone		Steve Priest
	Chief Executive Officer		Chief Financial Officer

Principal Accounting Officer:

		By:	/s/ Rebecca Spencer
Rebecca Spencer
Vice President, Chief Accounting Officer

Additional Directors

By:	/s/ Paul S. Pressler	By:	/s/ Adriane M. Brown
	Paul S. Pressler		Adriane M. Brown
	Chair of the Board and Director		Director

By:	/s/ Aparna Chennapragada	By:	/s/ Logan D. Green
	Aparna Chennapragada		Logan D. Green
	Director		Director

By:	/s/ E. Carol Hayles	By:	/s/ Shripriya Mahesh
	E. Carol Hayles		Shripriya Mahesh
	Director		Director

By:	/s/ Zane Rowe	By:	/s/ Mohak Shroff
	Zane Rowe		Mohak Shroff
	Director		Director

By:	/s/ Perry M. Traquina
Perry M. Traquina
Director