Form 10-Q
period 2024-03-31
EBAY INC
filed 2024-05-02
CIK 1065088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒
As of April 29, 2024, there were 506 million shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

eBay Inc.

PART I: FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions (including but not limited to, those relating to future business, future results of operations or financial condition, inflationary pressure, foreign exchange rate volatility and geopolitical events, new or planned features or services, or management strategies). You can generally identify these forward-looking statements by words such as “anticipate,” “believe,” “commit,” “continue,” “could,” “design,” “develop,” “estimate,” “expect,” “forecast,” “future,” “goal,” “intend,” “likely,” “may,” “ongoing,” “opportunity,” “plan,” “possible,” “potential,” “seek,” “should,” “strategy,” “target,” “will,” “would” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others:

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

A more complete description of these risks and uncertainties is included in “Item 1A: Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”), as well as in our condensed consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission (“SEC”). We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Item 1:    Financial Statements (unaudited)

eBay Inc.
CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2024	December 31, 2023
	(In millions, except par value)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,130	$1,985
Short-term investments	1,743	2,533
Equity investment in Adevinta	4,240	4,474
Customer accounts and funds receivable	1,108	1,013
Other current assets	1,185	1,011
Total current assets	10,406	11,016
Long-term investments	1,546	1,129
Property and equipment, net	1,281	1,243
Goodwill	4,235	4,267
Operating lease right-of-use assets	469	493
Deferred tax assets	3,052	3,089
Other assets	429	383
Total assets	$21,418	$21,620
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$1,551	$750
Accounts payable	300	267
Customer accounts and funds payable	1,145	1,054
Accrued expenses and other current liabilities	1,929	2,196
Income taxes payable	308	253
Total current liabilities	5,233	4,520
Operating lease liabilities	362	387
Deferred tax liabilities	2,417	2,408
Long-term debt	6,174	6,973
Other liabilities	959	936
Total liabilities	15,145	15,224
Commitments and Contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 3,580 shares authorized; 509 and 517 shares outstanding	2	2
Additional paid-in capital	17,891	17,792
Treasury stock at cost, 1,228 and 1,218 shares	(48,617)	(48,114)
Retained earnings	36,826	36,531
Accumulated other comprehensive income	171	185
Total stockholders’ equity	6,273	6,396
Total liabilities and stockholders’ equity	$21,418	$21,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended March 31,
	2024	2023
	(In millions, except per share amounts)
	(Unaudited)
Net revenues	$2,556	$2,510
Cost of net revenues	700	700
Gross profit	1,856	1,810
Operating expenses:
Sales and marketing	541	511
Product development	351	352
General and administrative	238	297
Provision for transaction losses	91	84
Amortization of acquired intangible assets	4	8
Total operating expenses	1,225	1,252
Income from operations	631	558
Interest and other:
Gain (loss) on equity investments and warrant, net	(97)	198
Interest expense	(66)	(68)
Interest income and other, net	68	42
Income from continuing operations before income taxes	536	730
Income tax provision	(97)	(161)
Income from continuing operations	439	569
Loss from discontinued operations, net of income taxes	(1)	(2)
Net income	$438	$567

Income per share - basic:
Continuing operations	$0.85	$1.06
Discontinued operations	—	—
Net income per share - basic	$0.85	$1.06

Income per share - diluted:
Continuing operations	$0.85	$1.05
Discontinued operations	—	—
Net income per share - diluted	$0.85	$1.05

Weighted-average shares:
Basic	516	537
Diluted	519	541

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2024	2023
	(In millions)
	(Unaudited)
Net income	$438	$567
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation gains (losses)	(37)	1
Unrealized gains (losses) on investments, net	8	19
Tax benefit (expense) on unrealized gains (losses) on investments, net	(3)	(6)
Unrealized gains (losses) on hedging activities, net	22	(53)
Tax benefit (expense) on unrealized gains (losses) on hedging activities, net	(4)	11
Other comprehensive income (loss), net of tax	(14)	(28)
Comprehensive income	$424	$539

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Three Months Ended March 31,
	2024	2023
	(In millions, except per share amounts)
	(Unaudited)
Common stock:
Balance, beginning of period	$2	$2
Common stock issued	—	—
Common stock repurchased	—	—
Balance, end of period	2	2
Additional paid-in-capital:
Balance, beginning of period	17,792	17,279
Tax withholdings related to net share settlements of restricted stock units and awards	(51)	(48)
Stock-based compensation	146	128
Other	4	5
Balance, end of period	17,891	17,364
Treasury stock at cost:
Balance, beginning of period	(48,114)	(46,702)
Common stock repurchased	(503)	(252)
Balance, end of period	(48,617)	(46,954)
Retained earnings:
Balance, beginning of period	36,531	34,315
Net income	438	567
Dividends and dividend equivalents declared	(143)	(138)
Balance, end of period	36,826	34,744
Accumulated other comprehensive income:
Balance, beginning of period	185	259
Foreign currency translation adjustment	(37)	1
Change in unrealized gains (losses) on investments	8	19
Change in unrealized gains (losses) on derivative instruments	22	(53)
Tax benefit (provision) on above items	(7)	5
Balance, end of period	171	231
Total stockholders’ equity	$6,273	$5,387

Dividends and dividend equivalents declared per share or restricted stock unit	$0.27	$0.25

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2024	2023
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income	$438	$567
Loss from discontinued operations, net of income taxes	1	2
Adjustments:
Provision for transaction losses	91	84
Depreciation and amortization	76	107
Stock-based compensation	146	128
Loss (gain) on investments and other, net	11	10
Deferred income taxes	40	33
Change in fair value of warrant	(149)	(38)
Change in fair value of equity investment in Adevinta	234	(174)
Changes in assets and liabilities, net of acquisition effects	(273)	122
Net cash provided by operating activities	615	841
Cash flows from investing activities:
Purchases of property and equipment	(143)	(132)
Purchases of investments	(3,312)	(3,543)
Maturities of investments	3,703	4,404
Other	2	(28)
Net cash provided by investing activities	250	701
Cash flows from financing activities:
Repurchases of common stock	(453)	(242)
Payments for taxes related to net share settlements of restricted stock units and awards	(51)	(92)
Payments for dividends	(139)	(134)
Repayment of debt	—	(1,150)
Net funds receivable and payable activity	(28)	230
Other	(15)	—
Net cash used in financing activities	(686)	(1,388)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(11)	5
Net increase in cash, cash equivalents and restricted cash	168	159
Cash, cash equivalents and restricted cash at beginning of period	2,493	2,272
Cash, cash equivalents and restricted cash at end of period	$2,661	$2,431

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued)

	Three Months Ended March 31,
	2024	2023
	(In millions)
	(Unaudited)
Supplemental cash flow disclosures:
Cash paid for:
Interest	$48	$60
Income taxes	$30	$29

The following table reconciles cash, cash equivalents and restricted cash as reported in the condensed consolidated balance sheet to the total of the same amounts presented in the condensed consolidated statement of cash flows as of the dates indicated:

	March 31,
	2024	2023
	(In millions)
	(Unaudited)
Cash and cash equivalents	$2,130	$2,082
Customer accounts (including restricted cash of $75 and $0, respectively)	448	303
Restricted cash included in other current assets	79	41
Restricted cash included in other assets	4	5
Cash, cash equivalents and restricted cash	$2,661	$2,431

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

We review the useful lives of equipment on an ongoing basis, and effective January 1, 2024 we changed our estimate of the useful lives for our servers and networking equipment from three years to four years. The longer useful lives are due to continuous improvements in our hardware, software, and data center designs. The effect of this change in estimate for the three months ended March 31, 2024, based on servers and network equipment that were included in “Property and equipment, net” as of December 31, 2023 and those acquired during the three months ended March 31, 2024, was a reduction in depreciation expense of $26 million and an increase to net income of $21 million, or $0.04 per basic share and $0.04 per diluted share.

Principles of Consolidation and Basis of Presentation

The accompanying financial statements are consolidated and include the financial statements of eBay Inc., our wholly and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Minority interests are recorded as a noncontrolling interest. A qualitative approach is applied to assess the consolidation requirement for variable interest entities. Generally, investments in entities where we hold at least a 20% ownership interest and have the ability to exercise significant influence, but not control, over the investee are accounted for using the equity method of accounting, including those in which the fair value option has been elected.

For equity method investments, our share of the investees’ results of operations is included in interest income and other, net and investment balances are included in long-term investments. For equity method investments under the fair value option, the change in fair value of the investment is included in gain (loss) on equity investments and warrant, net and investment balances are included in long-term investments, other than our equity interest in Adevinta ASA (“Adevinta”) which is included in the short-term assets section on the condensed consolidated balance sheet. Investments in entities where we hold less than a 20% ownership interest are generally accounted for as equity investments to be measured at fair value, under an election, or at cost if it does not have readily determinable fair value, in which case the carrying value would be adjusted upon the occurrence of an observable price change in an orderly transaction for identical or similar instruments or impairment.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2023. We have evaluated all subsequent events through the date these condensed consolidated financial statements were issued. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the condensed consolidated financial position, results of operations and cash flows for these interim periods.

Effective January 1, 2024, certain immaterial prior period balances have been reclassified to conform to the current period presentation in the condensed consolidated financial statements and the accompanying notes. Specifically, immaterial restricted cash balances previously reported as components of short-term and long-term investments are now reported within the other current assets and other assets sections, respectively, in our condensed consolidated balance sheet.

Significant Accounting Policies

There were no significant changes to our significant accounting policies disclosed in “Note 1 — The Company and Summary of Significant Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2023, except customer accounts and funds receivable and cash, cash equivalents and restricted cash resulting from a change in our approach to safeguarding customer funds beginning in the first quarter of 2024, as noted below.

Customer accounts and funds receivable

Customer accounts represent cash received from buyers that is held by financial institutions. Due to safeguarding requirements in certain regions, a portion of this balance is considered restricted. Funds receivable represents customer cash in transit and held by payment processors. These balances are associated with marketplace activity and are awaiting payment to sellers.

We are exposed to credit losses from customer accounts and funds receivable balances held by third party financial institutions and payment processors. We assess these balances for credit loss based on a review of the average period for which the funds are held, current credit ratings and our assessment of the probability of default and loss given default models. In the first quarter of 2024 and 2023, no credit-related losses were recorded.

Cash, cash equivalents and restricted cash

Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less when purchased, which may include bank deposits, U.S. Treasury securities, time deposits, and certificates of deposit.

We consider cash to be restricted when withdrawal or general use is legally restricted. Restricted cash is held in interest bearing accounts for letters of credit related to our global sabbatical program and for certain amounts related to other compensation arrangements held in escrow. We also hold restricted cash in segregated bank accounts for purposes of safeguarding customer funds.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Recent Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07—Segment Reporting (Topic 280): Improvements to Reportable Segments Disclosures. The new guidance is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses enabling investors to better understand an entity’s overall performance and assess potential future cash flows. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The standard will be effective for annual reporting periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-08—Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. The new guidance addresses the accounting and disclosure requirements for certain crypto assets and requires entities to subsequently measure certain crypto assets at fair value, with changes in fair value recorded in net income in each reporting period. In addition, entities are required to provide additional disclosures about the holdings of certain crypto assets. The standard is effective for annual reporting periods beginning after December 15, 2024, including interim reporting periods within those fiscal years. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new guidance is intended to further standardize income tax disclosures primarily related to the presentation of the effective tax rate reconciliation and income taxes paid information in our financial statements and disclosures. The standard is effective for annual reporting periods beginning after December 15, 2024. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

The following table presents the computation of basic and diluted net income per share for the periods indicated (in millions, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Income from continuing operations	$439	$569
Loss from discontinued operations, net of income taxes	(1)	(2)
Net income	$438	$567
Denominator:
Weighted average shares of common stock - basic	516	537
Dilutive effect of equity incentive awards	3	4
Weighted average shares of common stock - diluted	519	541

Income per share - basic:
Continuing operations	$0.85	$1.06
Discontinued operations	—	—
Net income per share - basic	$0.85	$1.06
Income per share - diluted:
Continuing operations	$0.85	$1.05
Discontinued operations	—	—
Net income per share - diluted	$0.85	$1.05
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	9	12

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 3 — Goodwill and Intangible Assets

Goodwill

The following table presents goodwill activity for the period indicated (in millions):

	December 31, 2023	Goodwill Acquired	Adjustments	March 31, 2024
Goodwill	$4,267	$—	$(32)	$4,235

The adjustments to goodwill during the three months ended March 31, 2024 were primarily due to foreign currency translation.

Intangible Assets

Intangible assets are reported within other assets in our condensed consolidated balance sheet. The following table presents components of identifiable intangible assets as of the dates indicated (in millions, except years):

	March 31, 2024				December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Intangible assets:
Customer lists and user base	$241	$(202)	$39	8	$245	$(203)	$42	8
Marketing related	79	(58)	21	6	79	(58)	21	6
Developed technologies	239	(195)	44	4	240	(191)	49	4
All other	158	(156)	2	3	159	(157)	2	3
Total	$717	$(611)	$106		$723	$(609)	$114

Amortization expense for intangible assets was $8 million for the three months ended March 31, 2024 compared to $10 million during the same period in 2023.

The following table presents expected future intangible asset amortization as of the date indicated (in millions):

March 31, 2024
Remaining 2024	$27
2025	32
2026	22
2027	25
Total	$106

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 4 — Segments

We have one operating and reportable segment. Our reportable segment is Marketplace, which includes our online marketplace located at www.ebay.com and its localized counterparts, our off-platform businesses in Japan and the United States, and our suite of mobile apps. Our management and our chief operating decision maker review financial information presented on a consolidated basis for purposes of allocating resources and evaluating performance and do not evaluate using asset information.

The accounting policies of our segment are the same as those described in “Note 1 — The Company and Summary of Significant Accounting Policies.”

The following table summarizes the allocation of net revenues based on geography for the periods indicated (in millions):

	Three Months Ended March 31,
	2024	2023
U.S.	$1,302	$1,261
United Kingdom	390	381
China	275	237
Germany	242	252
Rest of world	347	379
Total net revenues	$2,556	$2,510

Net revenues, inclusive of the effects of foreign exchange during each period, are attributed to U.S. and international geographies primarily based upon the country in which the seller is located or the service is provided.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 5 — Investments

The following tables summarize the unrealized gains and losses and estimated fair value of our investments classified as available-for-sale debt securities as of the dates indicated (in millions):

	March 31, 2024
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$1,276	$—	$(6)	$1,270
Government and agency securities	481	—	(8)	473
	$1,757	$—	$(14)	$1,743
Long-term investments:
Corporate debt securities	$582	$—	$(7)	$575
Government and agency securities	462	—	(16)	446
	$1,044	$—	$(23)	$1,021

	December 31, 2023
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$2,170	$—	$(8)	$2,162
Government and agency securities	382	—	(11)	371
	$2,552	$—	$(19)	$2,533
Long-term investments:
Corporate debt securities	$338	$—	$(10)	$328
Government and agency securities	287	—	(16)	271
	$625	$—	$(26)	$599

Our fixed-income investments consist of predominantly investment grade corporate debt securities and government and agency securities. The corporate debt and government and agency securities that we invest in are generally deemed to be low risk based on their credit ratings from major rating agencies.

The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As interest rates increase, securities purchased at a lower yield show a mark-to-market unrealized loss. The unrealized losses are primarily due to changes in credit spreads and interest rates. We regularly review investment securities for other-than-temporary impairment using both qualitative and quantitative criteria. Investments classified as available-for-sale debt securities are carried at fair value with changes reflected in other comprehensive income. Where there is an intention or a requirement to sell an impaired available-for-sale debt security, the entire impairment is recognized in earnings with a corresponding adjustment to the amortized cost basis of the security. From time to time, we sell available-for-sale debt securities in an unrealized loss position and recognize an immaterial loss.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
We regularly review investment securities for credit impairment using both qualitative and quantitative criteria. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses will be recorded through interest income and other, net for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. We did not recognize any credit-related impairment through an allowance for credit losses as of March 31, 2024.

Investment securities in a continuous loss position for less than 12 months had an estimated fair value of $1.7 billion and unrealized losses of $1 million as of March 31, 2024 compared to an estimated fair value of $1.5 billion and unrealized losses of $2 million as of December 31, 2023. Investment securities in a continuous loss position for greater than 12 months had an estimated fair value of $1.0 billion and unrealized losses of $36 million as of March 31, 2024 compared to an estimated fair value of $1.1 billion and unrealized losses of $43 million as of December 31, 2023. Refer to “Note 14 — Accumulated Other Comprehensive Income” for amounts reclassified to earnings from unrealized gains and losses.

The following table presents estimated fair values of our short-term and long-term investments classified as available-for-sale debt securities by date of contractual maturity as of the date indicated (in millions):

March 31, 2024
One year or less	$1,743
One year through two years	437
Two years through three years	551
Three years through four years	29
Thereafter	4
Total	$2,764

Equity Investments

The following table summarizes our equity investments as of the dates indicated (in millions):

	Balance Sheet Location	March 31, 2024	December 31, 2023
Equity investment in Adevinta	Equity investment in Adevinta	$4,240	$4,474
Equity investments under the fair value option	Long-term investments	376	382
Equity investments under the equity method of accounting	Long-term investments	56	55
Equity investments without readily determinable fair values	Long-term investments	93	93
Total equity investments		$4,765	$5,004

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

At the initial recognition of this equity investment, we elected the fair value option where subsequent changes in fair value are recognized in gain (loss) on equity investments and warrant, net in the condensed consolidated statement of income. The investment is reported within the short-term assets section in our condensed consolidated balance sheet and is classified within Level 1 in the fair value hierarchy as the valuation can be obtained from real time quotes in active markets based on Adevinta’s closing stock price and prevailing foreign exchange rate at each balance sheet date. We believe the fair value option election creates more transparency of the current value in the equity investment in Adevinta. Refer to “Note 7 — Fair Value Measurement of Assets and Liabilities” for more information.

The following table presents a reconciliation of the opening to closing balance of our equity investment in Adevinta as of the date indicated (in millions):

March 31, 2024
Opening balance at beginning of period	$4,474
Unrealized change in fair value of equity investment in Adevinta	(234)
Closing balance at end of period	$4,240

We recorded $234 million of unrealized losses within gain (loss) on equity investments and warrant, net during the three months ended March 31, 2024 compared to $174 million of unrealized gains during the same period in 2023.

On November 21, 2023, we announced our support for the voluntary tender offer led by Permira and Blackstone to acquire all the publicly traded shares of Adevinta (the “Adevinta Transaction”). As part of the Adevinta Transaction, eBay agreed to sell 50% of its shares for an estimated $2.2 billion and to exchange the remaining shares for an equity stake of approximately 20% in the newly privatized company. On April 24, 2024, it was announced that all required regulatory approvals have been obtained and that the completion of the Adevinta Transaction is expected to occur on May 29, 2024, subject to the satisfaction or waiver of customary closing conditions.

Other equity investments under the fair value option

Equity investment in Gmarket

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

At the initial recognition of this equity investment, we elected the fair value option where subsequent changes in fair value are recognized in gain (loss) on equity investments and warrant, net in the condensed consolidated statement of income. The investment is reported within the long-term assets section in our condensed consolidated balance sheet and is classified within Level 3 in the fair value hierarchy as the valuation reflects management’s estimate of assumptions that market participants would use in pricing the equity investment. We believe the fair value option election creates more transparency of the current value in the equity investment in Gmarket. Refer to “Note 7 — Fair Value Measurement of Assets and Liabilities” for more information.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table presents a reconciliation of the opening to closing balance of our equity investment in Gmarket as of the date indicated (in millions):

March 31, 2024
Opening balance at beginning of period	$335
Unrealized change in fair value of equity investment in Gmarket	(6)
Closing balance at end of period	$329

We recorded $6 million and $11 million of unrealized losses within gain (loss) on equity investments and warrant, net during the three months ended March 31, 2024 and 2023, respectively.

Other investments

Certain other individually immaterial equity investments aggregating to $47 million as of both March 31, 2024 and December 31, 2023 are measured at fair value using the net asset value per share (or its equivalent) practical expedient, and have not been classified in the fair value hierarchy. Refer to “Note 7 — Fair Value Measurement of Assets and Liabilities” for more information.

Other equity method investments

We account for certain other individually immaterial equity investments through which we exercise significant influence but do not have control over the investee under the equity method. Our consolidated results of operations include, as a component of interest income and other, net, our share of the net income or loss of the equity investments. Equity method investments are presented within long-term investments in our condensed consolidated balance sheet. Our share of the net income or loss of equity method investments for each of the three-month periods ended March 31, 2024 and 2023 was immaterial both individually and in the aggregate.

Equity investments without readily determinable fair values

Equity investments without readily determinable fair values are non-marketable equity securities, which are investments in privately-held companies for which we do not exercise significant influence and are accounted for under the measurement alternative. Under the measurement alternative, the carrying value is measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Changes in value and impairments of equity investments without readily determinable fair values are recognized in gain (loss) on equity investments and warrant, net in our condensed consolidated statement of income. Equity investments without readily determinable fair values are presented within long-term investments in our condensed consolidated balance sheet. The change in value of our equity method investments without readily determinable fair values for each of the three-month periods ended March 31, 2024 and 2023 was immaterial both individually and in the aggregate.

Gains and losses on equity investments

The following table summarizes unrealized gains and losses on equity investments held as of March 31, 2024 and presented within gain (loss) on equity investments and warrant, net for the periods indicated (in millions):

	Three Months Ended March 31,
	2024	2023
Net gains (losses) recognized during the period on equity investments	$(246)	$160
Less: Net gains (losses) recognized during the period on equity investments sold during the period	—	—
Total unrealized gains (losses) on equity investments held, end of period	$(246)	$160

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

Cash Flow Hedges

For derivative instruments that are designated as cash flow hedges, the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (“AOCI”) and subsequently reclassified into earnings in the same period the forecasted hedged transaction affects earnings. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Unrealized gains and losses in AOCI associated with such derivative instruments are immediately reclassified into earnings. As of March 31, 2024, we have estimated that approximately $30 million of net derivative losses related to our foreign exchange cash flow hedges and $8 million of net derivative gains related to our interest rate cash flow hedges included in AOCI will be reclassified into earnings within the next 12 months. We classify cash flows related to our cash flow hedges as operating activities in our condensed consolidated statement of cash flows.

Non-Designated Hedges

Our derivatives not designated as hedging instruments consist of foreign currency forward contracts that we primarily use to hedge monetary assets or liabilities, including intercompany balances and equity investments denominated in non-functional currencies. The gains and losses on our derivatives not designated as hedging instruments are recorded in interest income and other, net, which are offset by the foreign currency gains and losses on the related assets and liabilities that are also recorded in interest income and other, net. We classify cash flows related to our non-designated hedging instruments in the same line item as the cash flows of the related assets or liabilities, which is generally within operating activities in our condensed consolidated statement of cash flows. Cash flows related to the settlement of non-designated hedging instruments related to equity investments are classified within investing activities in our condensed consolidated statement of cash flows.

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

The warrant is accounted for as a derivative under ASC Topic 815, Derivatives and Hedging. We report the warrant at fair value within other current assets in our condensed consolidated balance sheet and changes in the fair value of the warrant are recognized in gain (loss) on equity investments and warrant, net in our condensed consolidated statement of income. The day-one value attributable to the other side of the warrant, which was recorded as a deferred credit, is reported within other liabilities in our condensed consolidated balance sheet and is amortized over the life of the commercial arrangement. See “Note 7 — Fair Value Measurement of Assets and Liabilities” for information about the fair value measurement of the warrant.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Fair Value of Derivative Contracts

The following table presents fair values of our outstanding derivative instruments as of the dates indicated (in millions):

	Balance Sheet Location	March 31, 2024	December 31, 2023
Derivative Assets:
Foreign exchange contracts designated as cash flow hedges	Other current assets	$14	$10
Foreign exchange contracts not designated as hedging instruments	Other current assets	7	13
Warrant	Other current assets	513	364
Foreign exchange contracts designated as cash flow hedges	Other assets	8	9
Total derivative assets		$542	$396

Derivative Liabilities:
Foreign exchange contracts designated as cash flow hedges	Other current liabilities	$2	$14
Foreign exchange contracts not designated as hedging instruments	Other current liabilities	5	19
Total derivative liabilities		$7	$33

Total fair value of derivative instruments		$535	$363

Under the master netting agreements with the respective counterparties to our derivative contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis in our condensed consolidated balance sheet. As of March 31, 2024, the potential effect of rights of set-off associated with the foreign exchange contracts would be an offset to both assets and liabilities by $4 million, resulting in net derivative assets of $25 million and immaterial net derivative liabilities. As of March 31, 2024, there was no potential effect of rights of set-off associated with the interest rate contracts as there were no asset positions.

Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following tables present the activity of derivative instruments designated as cash flow hedges gross of tax as of March 31, 2024 and December 31, 2023, and the impact of these derivative contracts on AOCI as of the dates indicated (in millions):

	December 31, 2023	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Less: Amount of Gain (Loss) Reclassified From AOCI to Earnings	March 31, 2024
Foreign exchange contracts designated as cash flow hedges	$(64)	$14	$(10)	$(40)
Interest rate contracts designated as cash flow hedges	51	—	2	49
Total	$(13)	$14	$(8)	$9

	December 31, 2022	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Less: Amount of Gain (Loss) Reclassified From AOCI to Earnings	March 31, 2023
Foreign exchange contracts designated as cash flow hedges	$52	$(21)	$28	$3
Interest rate contracts designated as cash flow hedges	62	—	4	58
Total	$114	$(21)	$32	$61

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Effect of Derivative Contracts on Condensed Consolidated Statement of Income

The following table summarizes the total gain (loss) recognized in the condensed consolidated statement of income from our foreign exchange derivative contracts by location for the periods indicated (in millions):

	Three Months Ended March 31,
	2024	2023
Foreign exchange contracts designated as cash flow hedges recognized in net revenues	$(10)	$29
Foreign exchange contracts designated as cash flow hedges recognized in cost of net revenues	—	(1)
Foreign exchange contracts not designated as hedging instruments recognized in interest income and other, net	8	(4)
Total gain (loss) recognized from foreign exchange derivative contracts in the condensed consolidated statement of income	$(2)	$24

The following table summarizes the total gain (loss) recognized in the condensed consolidated statement of income from our interest rate derivative contracts by location for the periods indicated (in millions):

	Three Months Ended March 31,
	2024	2023
Gain (loss) from interest rate contracts designated as cash flow hedges recognized in interest expense	$2	$4
Gain (loss) from interest rate contracts designated as fair value hedges recognized in interest expense	1	—
Total gain (loss) recognized from interest rate derivative contracts in the condensed consolidated statement of income	$3	$4

The following table summarizes the total gain (loss) recognized in the condensed consolidated statement of income due to changes in the fair value of the warrant for the periods indicated (in millions):

	Three Months Ended March 31,
	2024	2023
Gain (loss) attributable to changes in the fair value of warrant recognized in gain (loss) on equity investments and warrant, net	$149	$38

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

	March 31, 2024	December 31, 2023
Foreign exchange contracts designated as cash flow hedges	$1,561	$1,699
Foreign exchange contracts not designated as hedging instruments	1,547	2,225
Total	$3,108	$3,924

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 7 — Fair Value Measurement of Assets and Liabilities

The following tables present our financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated (in millions):

	March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$2,130	$2,130	$—	$—
Customer accounts	448	448	—	—
Restricted cash included in other current assets	79	79	—	—
Restricted cash included in other assets	4	4	—	—
Total cash, cash equivalents and restricted cash	2,661	2,661	—	—
Equity investment in Adevinta	4,240	4,240	—	—
Derivatives	542	—	29	513
Short-term investments:
Corporate debt securities	1,270	—	1,270	—
Government and agency securities	473	—	473	—
Total short-term investments	1,743	—	1,743	—
Long-term investments:
Corporate debt securities	575	—	575	—
Government and agency securities	446	—	446	—
Equity investment under the fair value option	329	—	—	329
Total long-term investments	1,350	—	1,021	329
Total financial assets	$10,536	$6,901	$2,793	$842

Liabilities:
Derivatives	$7	$—	$7	$—

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$1,985	$1,985	$—	$—
Customer accounts	481	481	—	—
Restricted cash included in other current assets	23	23	—	—
Restricted cash included in other assets	4	4	—	—
Total cash, cash equivalents and restricted cash	2,493	2,493	—	—
Equity investment in Adevinta	4,474	4,474	—	—
Derivatives	396	—	32	364
Short-term investments:
Corporate debt securities	2,162	—	2,162	—
Government and agency securities	371	—	371	—
Total short-term investments	2,533	—	2,533	—
Long-term investments:
Corporate debt securities	328	—	328	—
Government and agency securities	271	—	271	—
Equity investment under the fair value option	335	—	—	335
Total long-term investments	934	—	599	335
Total financial assets	$10,830	$6,967	$3,164	$699

Liabilities:
Other liabilities	$10	$—	$—	$10
Derivatives	$33	$—	$33	$—

Our financial assets and liabilities are valued using market prices on both active markets (Level 1), less active markets (Level 2) and little or no market activity (Level 3). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. Level 3 instrument valuations typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability. We did not have any transfers of financial instruments between valuation levels during the three months ended March 31, 2024.

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

The following table presents a reconciliation of the opening to closing balance of assets measured using significant unobservable inputs (Level 3) as of the dates indicated (in millions):

	March 31, 2024	December 31, 2023
Opening balance at beginning of period	$364	$214
Change in fair value	149	150
Closing balance at end of period	$513	$364

The following table presents quantitative information about Level 3 significant unobservable inputs used in the fair value measurement of the warrant as of March 31, 2024 (in millions, except percentages):

	Fair value	Valuation technique	Unobservable Input (1)	Range (weighted average)
Warrant	$513	Black-Scholes and Monte Carlo	Probability of vesting	0.0% - 95.0% (81.2%)
			Equity volatility	(38%)
(1) Probability of vesting was weighted by the unadjusted value of the tranches. For volatility, the average represents the arithmetic average of the points within the range and is not weighted by the relative fair value or notional amount.

Fair value measurement of equity investments

Certain equity investments are measured at fair value on a recurring basis, including our equity investment in Adevinta and equity investments under the fair value option.

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

The following table presents a reconciliation of the opening to closing balance of the equity investment in Gmarket measured using significant unobservable inputs (Level 3) as of the dates indicated (in millions):

	March 31, 2024	December 31, 2023
Opening balance at beginning of period	$335	$431
Change in fair value	(6)	(96)
Closing balance at end of period	$329	$335

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
This investment is classified within Level 3 in the fair value hierarchy as valuation of the investment reflects management’s estimate of assumptions that market participants would use in pricing the asset. The following table presents quantitative information about Level 3 significant unobservable inputs used in the fair value measurement of the equity investment in Gmarket as of March 31, 2024 that may have a significant impact on the overall valuation (in millions, except multiples):

	Fair value	Valuation technique	Unobservable Input (1)	Range
Equity investment in Gmarket	$329	Market multiples	Revenue multiple — GPC method	0.6x — 1.8x
			Revenue multiple — GMAC method	1.0x — 3.2x
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

Certain other immaterial equity investments under the fair value option aggregating to $47 million as of both March 31, 2024 and December 31, 2023 are measured at fair value using the net asset value per share (or its equivalent) practical expedient, and have not been classified in the fair value hierarchy.

Refer to “Note 5 — Investments” for further details about our equity investments.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 8 — Debt

The following table summarizes the carrying value of our outstanding debt as of the dates indicated (in millions, except percentages):

	Coupon Rate	March 31, 2024	Effective Interest Rate	December 31, 2023	Effective Interest Rate
Long-Term Debt
Senior Notes:
Senior notes due 2024	3.450%	$750	3.531%	$750	3.531%
Senior notes due 2025	1.900%	800	1.803%	800	1.803%
Senior notes due 2025	5.900%	425	6.036%	425	6.036%
Senior notes due 2026	1.400%	750	1.252%	750	1.252%
Senior notes due 2027	3.600%	850	3.689%	850	3.689%
Senior notes due 2027	5.950%	300	6.064%	300	6.064%
Senior notes due 2030	2.700%	950	2.623%	950	2.623%
Senior notes due 2031	2.600%	750	2.186%	750	2.186%
Senior notes due 2032	6.300%	425	6.371%	425	6.371%
Senior notes due 2042	4.000%	750	4.114%	750	4.114%
Senior notes due 2051	3.650%	1,000	2.517%	1,000	2.517%
Total senior notes		7,750		7,750
Hedge accounting fair value adjustments (1)		1		2
Unamortized premium/(discount) and debt issuance costs		(27)		(29)
Less: Current portion of long-term debt		(1,550)		(750)
Total long-term debt		6,174		6,973

Short-Term Debt
Current portion of long-term debt		1,550		750
Unamortized premium/(discount) and debt issuance costs		1		—
Total short-term debt		1,551		750
Total Debt		$7,725		$7,723
(1) Includes the fair value adjustments to debt associated with terminated interest rate swaps which are being recorded as a reduction to interest expense over the remaining term of the related notes.
Senior Notes

In January 2023, we redeemed the $1.2 billion aggregate principal amount of our previously outstanding floating rate and 2.750% senior notes due 2023. Total cash consideration paid was $1.2 billion, as the redemption price was equal to 100% of the principal amount. In addition, we paid accrued and unpaid interest on the principal amount.

We may redeem some or all of the notes of each series at any time and from time to time prior to their maturity, generally at a make-whole redemption price, plus accrued and unpaid interest.

If a change of control triggering event (as defined in the applicable series of notes) occurs with respect to the 3.450% notes due 2024, the 1.900% notes due 2025, the 5.900% notes due 2025, the 1.400% notes due 2026, the 3.600% notes due 2027, the 5.950% notes due 2027, the 2.700% notes due 2030, the 2.600% notes due 2031, the 6.300% notes due 2032, the 4.000% notes due 2042, or the 3.650% notes due 2051, we must, subject to certain exceptions, offer to repurchase all of the notes of the applicable series at a price equal to 101% of the principal amount, plus accrued and unpaid interest.

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

The effective interest rates for our senior notes include the interest payable, the amortization of debt issuance costs and the amortization of any original issue discount and premium on these senior notes. Interest on these senior notes is payable either quarterly or semiannually. Interest expense associated with these senior notes, including amortization of debt issuance costs, was approximately $65 million during the three months ended March 31, 2024 compared to $67 million during the same period in 2023. As of both March 31, 2024 and December 31, 2023, the estimated fair value of these senior notes, using Level 2 inputs, was approximately $7.1 billion.

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. As of March 31, 2024 and December 31, 2023, there were no commercial paper notes outstanding.

Credit Agreement

In March 2020, we entered into a credit agreement that provided for an unsecured $2 billion five-year credit facility (the “Prior Credit Agreement”).

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

As of March 31, 2024, no borrowings were outstanding under our $2 billion Credit Agreement. However, as described above, we have an up to $1.5 billion commercial paper program and are required to maintain available borrowing capacity under our Credit Agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due, in an aggregate amount of $1.5 billion. As of March 31, 2024, no borrowings were outstanding under our commercial paper program; therefore, $2 billion of borrowing capacity was available for other purposes permitted by the Credit Agreement, subject to customary conditions to borrowing. The Credit Agreement includes a covenant limiting our consolidated leverage ratio to no more than 4.0:1.0, subject to, upon the occurrence of a qualified material acquisition, if so elected by us, a step-up to 4.5:1.0 for the four fiscal quarters completed following such qualified material acquisition. The Credit Agreement includes customary events of default, with corresponding grace periods in certain circumstances, including payment defaults, cross-defaults and bankruptcy-related defaults. In addition, the Credit Agreement contains customary affirmative and negative covenants, including restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case, subject to customary exceptions. The Credit Agreement also contains customary representations and warranties.

We were in compliance with all financial covenants in our outstanding debt instruments during the three months ended March 31, 2024.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 9 — Supplemental Consolidated Financial Information

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable represents amounts invoiced and revenue recognized prior to invoicing when we have satisfied our performance obligation and have the unconditional right to payment. The allowance for doubtful accounts and authorized credits is estimated based upon our assessment of various factors including historical experience, the age of the accounts receivable balances, current economic conditions reasonable and supportable forecasts, and other factors that may affect our customers’ ability to pay. The allowance for doubtful accounts and authorized credits was $47 million and $49 million as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024, we reported an allowance for doubtful accounts of $22 million reflecting a decrease of $2 million, net of write-offs of $7 million for the three months ended March 31, 2024. As of March 31, 2024, we reported an allowance for authorized credits of $25 million, reflecting an immaterial decrease, net of write-offs, for the three months ended March 31, 2024. As of December 31, 2023, we reported an allowance for doubtful accounts of $23 million and an allowance for authorized credits of $26 million.

Deferred revenue consists of fees received related to unsatisfied performance obligations at the end of the period. Due to the generally short-term duration of contracts, the majority of the performance obligations are satisfied in the following reporting period. The amount of revenue recognized for the three months ended March 31, 2024 that was included in the deferred revenue balance at the beginning of the period was $28 million. The amount of revenue recognized for the three months ended March 31, 2023 that was included in the deferred revenue balance at the beginning of the period was $31 million.

Customer accounts and funds receivable

	March 31, 2024	December 31, 2023
	(In millions)
Customer accounts	$448	$481
Funds receivable	660	532
Customer accounts and funds receivable	$1,108	$1,013

Other current assets

	March 31, 2024	December 31, 2023
	(In millions)
Warrant	$513	$364
Prepaid expenses	144	116
Income and other tax receivable	97	99
Accounts receivable, net	89	94
Restricted Cash	79	23
Short-term derivative assets	21	23
Payment processor advances	5	36
Other	237	256
Other current assets	$1,185	$1,011

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Accrued expenses and other current liabilities

	March 31, 2024	December 31, 2023
	(In millions)
Accrued sales and use tax and VAT	$456	$424
Compensation and related benefits	338	581
Accrued marketing expenses	201	181
Transaction loss reserve	126	125
Operating lease liabilities	121	118
Accrued general and administrative expenses	81	79
Accrued interest expense	74	56
Accrued legal matters	64	132
Accrued restructuring	57	102
Deferred revenue	33	34
Other	378	364
Accrued expenses and other current liabilities	$1,929	$2,196

Gain (loss) on equity investments and warrant, net

	Three Months Ended March 31,
	2024	2023
	(In millions)
Unrealized change in fair value of equity investment in Adevinta	$(234)	$174
Unrealized change in fair value of equity investment in Gmarket	(6)	(11)
Unrealized change in fair value of equity investment in KakaoBank	—	(3)
Change in fair value of warrant	149	38
Gain (loss) on other investments	(6)	—
Total gain (loss) on equity investments and warrant, net	$(97)	$198

Interest income and other, net

	Three Months Ended March 31,
	2024	2023
	(In millions)
Interest income	$61	$42
Foreign exchange and other	7	—
Total interest income and other, net	$68	$42

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 10 — Commitments and Contingencies

Off-Balance Sheet Arrangements

As of March 31, 2024, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Litigation and Other Legal Matters

We are involved in legal and regulatory proceedings on an ongoing basis. If we believe that a loss arising from such matters is probable and can be reasonably estimated, we accrue the estimated liability in our financial statements. If only a range of estimated losses can be determined, we accrue an amount within the range that, in our judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we accrue the low end of the range. For those proceedings in which an unfavorable outcome is reasonably possible but not probable, we have disclosed an estimate of the reasonably possible loss or range of losses or we have concluded that an estimate of the reasonably possible loss or range of losses arising directly from the proceeding (i.e., monetary damages or amounts paid in judgment or settlement) is not material. If we cannot estimate the probable or reasonably possible loss or range of losses arising from a proceeding, we have disclosed that fact. In assessing the materiality of a proceeding, we evaluate, among other factors, the amount of monetary damages claimed, as well as the potential impact of non-monetary remedies sought by plaintiffs (e.g., injunctive relief) that may require us to change our business practices in a manner that could have a material adverse impact on our business.

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable were not material for the three months ended March 31, 2024. We have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to significant uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material. Legal fees are expensed as incurred.

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

On January 31, 2024, the DEA, DOJ and the Company entered into a settlement agreement (the “DEA Settlement Agreement”), which fully resolved DOJ’s allegations of noncompliance arising under the Controlled Substances Act. Pursuant to the DEA Settlement Agreement, the Company paid $59 million and agreed to implement enhanced processes regarding its monitoring and reporting of listings that violate the Company’s policies.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
In January 2024, the Company also entered into a deferred prosecution agreement (the “DPA”) with the U.S. Attorney for the District of Massachusetts (the “U.S. Attorney”) regarding potential criminal liability of the Company arising from the stalking and harassment in 2019 of the editor and publisher of Ecommercebytes, a website that publishes ecommerce news and information. Six former Company employees and one former contractor have pleaded guilty to crimes arising from the conduct. Pursuant to the terms of the DPA, the U.S. Attorney filed a six-count criminal Information in the United States District Court for the District of Massachusetts in January 2024 and agreed to defer any prosecution of the Company on those counts. Additionally, during the three-year term of the DPA, the Company is subject to an independent compliance monitor to assess its compliance program and, where appropriate, to modify that program. The Company also paid a $3 million penalty. If the Company successfully meets its obligations under the DPA, after three years, the DPA will expire, and the U.S. Attorney has agreed to dismiss the criminal Information against the Company. The editor and publisher also have a pending civil action against the Company arising from the above-described conduct.

In connection with the matters described above, the Company has accrued for probable losses of $64 million in the aggregate as of March 31, 2024. Given the uncertainties involved, the ultimate resolution of these matters could result in additional losses that may be material to our financial results for a particular period, depending on, among other factors, the size of the loss or liability imposed and the level of our net income or loss for that period.

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

In February 2024, our Board of Directors (our “Board”) authorized an incremental $2.0 billion under our stock repurchase program in addition to the $4.0 billion previously authorized in 2022. The stock repurchase program has no expiration from the date of authorization.

The following table summarizes stock repurchase activity under our stock repurchase programs for the period indicated (in millions, except per share amounts):

	Shares Repurchased (1)	Average Price per Share (2)	Value of Shares Repurchased (2)	Remaining Amount Authorized
Balance as of January 1, 2024				$1,447
Authorization of additional repurchases in February 2024				2,000
Repurchase of shares of common stock	10	$51.02	$499	(499)
Balance as of March 31, 2024				$2,948
(1) These repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. None of the repurchased shares of common stock have been retired.
(2) Excludes broker commissions and excise tax accruals.

Dividends

The Company paid a total of $139 million and $134 million in cash dividends during the three months ended March 31, 2024 and 2023, respectively. In April 2024, our Board declared a cash dividend of $0.27 per share of common stock to be paid on June 14, 2024 to stockholders of record as of May 31, 2024.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 12 — Employee Benefit Plans

Restricted Stock Unit Activity

The following table presents restricted stock unit (“RSU”) activity under our equity incentive plans for the period indicated (in millions):

Units
Outstanding as of January 1, 2024	24
Awarded	1
Vested	(3)
Forfeited	(2)
Outstanding as of March 31, 2024	20

The weighted average grant date fair value for RSUs awarded during the three months ended March 31, 2024 was $43.93 per share.

Stock-Based Compensation Expense

The following table presents the impact on our results of continuing operations of recording stock-based compensation expense for the periods indicated (in millions):

	Three Months Ended March 31,
	2024	2023
Cost of net revenues	$13	$13
Sales and marketing	23	20
Product development	64	59
General and administrative	46	36
Total stock-based compensation expense	$146	$128
Capitalized in product development	$5	$4

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 13 — Income Taxes

We are subject to both direct and indirect taxation in the U.S. and various states and foreign jurisdictions. We are under examination by certain tax authorities for the 2010 to 2022 tax years. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these or other examinations. The material jurisdictions where we are subject to potential examination by tax authorities for tax years after 2009 include, among others, the U.S. (Federal and California), Germany, India, Israel, Switzerland and the United Kingdom.

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

We have recognized the tax consequences of all foreign unremitted earnings and management has no specific plans to indefinitely reinvest the unremitted earnings of our foreign subsidiaries as of the balance sheet date. Accordingly, as of March 31, 2024 and December 31, 2023, $292 million of our non-current liability for deemed repatriation of foreign earnings was included in other liabilities on our consolidated balance sheet. We have not provided for deferred taxes on outside basis differences in our investments in our foreign subsidiaries that are unrelated to unremitted earnings. These basis differences will be indefinitely reinvested. A determination of the unrecognized deferred taxes related to these other components of our outside basis difference is not practicable.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 14 — Accumulated Other Comprehensive Income

The following tables summarize the changes in AOCI for the periods indicated (in millions):

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2023	$(13)	$(45)	$206	$37	$185
Other comprehensive income (loss) before reclassifications	14	8	(37)	(5)	(20)
Less: Amount of gain (loss) reclassified from AOCI	(8)	—	—	2	(6)
Net current period other comprehensive income (loss)	22	8	(37)	(7)	(14)
Balance as of March 31, 2024	$9	$(37)	$169	$30	$171

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2022	$114	$(98)	$222	$21	$259
Other comprehensive income (loss) before reclassifications	(21)	19	1	(2)	(3)
Less: Amount of gain (loss) reclassified from AOCI	32	—	—	(7)	25
Net current period other comprehensive income (loss)	(53)	19	1	5	(28)
Balance as of March 31, 2023	$61	$(79)	$223	$26	$231

The following table summarizes the reclassifications out of AOCI for the periods indicated (in millions):

Details about AOCI Components	Affected Line Item in the Statement of Income	Amount of Gain (Loss) Reclassified From AOCI
		Three Months Ended March 31,
		2024	2023
Gains (losses) on cash flow hedges:
Foreign exchange contracts	Net revenues	$(10)	$29
Foreign exchange contracts	Cost of net revenues	—	(1)
Interest rate contracts	Interest income and other, net	2	4
	Total, from continuing operations before income taxes	(8)	32
	Provision for income taxes	2	(7)
	Total, from continuing operations net of income taxes	(6)	25

Total reclassifications for the period	Total, net of income taxes	$(6)	$25

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 15 — Restructuring

The following table summarizes restructuring reserve activity for the period indicated (in millions):

Three Months Ended March 31, 2024
Accrued liability, beginning of period	$102
Payments	(36)
Adjustments	(9)
Accrued liability, end of period	$57

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

The restructuring charges incurred in the first quarters of 2024 and 2023 are included in general and administrative expenses in the condensed consolidated statement of income.

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the condensed consolidated financial statements and the related notes included in this report. This section of this Form 10-Q generally discusses items relating to the three-month periods ended March 31, 2024 and 2023 and quarter-to-quarter comparisons between the two periods.

OVERVIEW

Unless otherwise expressly stated or the context otherwise requires, when we refer to “we,” “our,” “us,” “eBay” or the “Company” in this Quarterly Report on Form 10-Q, we mean eBay Inc. and its consolidated subsidiaries.

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

In 2023 and extending into the first quarter of 2024, we experienced reduced traffic in most markets resulting from geopolitical events, inflationary pressure, foreign exchange rate volatility, elevated interest rates and lower consumer confidence, which negatively impacted discretionary consumer spending. These trends are uncertain in duration and are expected to continue in 2024.

FX-Neutral Presentation

We present foreign exchange neutral (“FX-Neutral”) net revenues to supplement our results of operations presented in accordance with generally accepted accounting principles (“GAAP”) and to enhance investors’ understanding of our global business performance by excluding the positive or negative year-over-year impact of foreign currency movements on reported net revenues. We define FX-Neutral net revenues as GAAP net revenues minus the exchange rate effect, which we calculate by applying prior period foreign currency exchange rates to current year transactional currency amounts, excluding hedging activity. We believe presenting FX-Neutral net revenues provides useful information to both management and investors by isolating the effects of foreign currency exchange rate fluctuations that may not be indicative of our core operating results. In addition, because we have historically reported certain FX-Neutral results to investors, we believe that the inclusion of these FX-Neutral measures provides consistency in our financial reporting. FX-Neutral net revenues are non-GAAP financial measures that are not based on any comprehensive set of accounting rules or principles and may be calculated differently than other “FX-Neutral,” “constant currency” or similarly titled measures used by other companies. FX-Neutral net revenues are not presented as an alternative to GAAP net revenues and should only be used to evaluate our results of operations in conjunction with GAAP net revenues.

Quarter Highlights

Net revenues increased 2% to $2,556 million during the three months ended March 31, 2024 compared to the same period in 2023. FX-Neutral net revenues (as defined above) increased 2% during the three months ended March 31, 2024 compared to the same period in 2023. Operating margin increased to 24.7% for the three months ended March 31, 2024 compared to 22.2% for the same period in 2023.

We generated cash flow from continuing operating activities of $615 million during the three months ended March 31, 2024 compared to $841 million in the same period in 2023.

We recorded $97 million of aggregate losses in gain (loss) on equity investments and warrant, net on our condensed consolidated statement of income during the three months ended March 31, 2024 compared to $198 million of aggregate gains recorded during the same period in 2023.

During the three months ended March 31, 2024, we made cash payments of $453 million related to the purchase of common stock and $139 million in dividends.

In April 2024, our Board declared a quarterly cash dividend of $0.27 per share of common stock to be paid on June 14, 2024 to stockholders of record as of May 31, 2024.

RESULTS OF OPERATIONS

We have one reportable segment to reflect the way management and our chief operating decision maker review and assess performance of the business. Our reportable segment is Marketplace, which includes our online marketplace located at www.ebay.com and its localized counterparts, our off-platform businesses in Japan and the United States, and our suite of mobile apps. The accounting policies of our segment are the same as those described in “Note 1 — The Company and Summary of Significant Accounting Policies” in our condensed consolidated financial statements included elsewhere in this report.

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

The following table presents net revenues for the periods indicated (in millions, except percentages):

	Three Months Ended March 31,
	2024	2023	% Change
Net revenues	$2,556	$2,510	2%

Seasonality

We expect transaction activity patterns on our platforms to trend with general consumer buying patterns and expect that these trends will continue. Seasonal trends in net revenues may be influenced by macroeconomic conditions as well as the introduction and scaling of new products. The following table presents our total net revenues and the sequential quarterly movements of these net revenues for the periods indicated (in millions, except percentages):

	Quarter Ended
	March 31	June 30	September 30	December 31
2022
Net revenues	$2,483	$2,422	$2,380	$2,510
% change from prior quarter	(5)%	(2)%	(2)%	5%
2023
Net revenues	$2,510	$2,540	$2,500	$2,562
% change from prior quarter	—%	1%	(2)%	2%
2024
Net revenues	$2,556	$—	$—	$—
% change from prior quarter	0%

Net Revenues by Geography

Revenues are attributed to U.S. and international geographies primarily based upon the country in which the customer is located. The following table presents net revenues by geography for the periods indicated (in millions, except percentages):

	Three Months Ended March 31,
	2024	2023	% Change
U.S.	$1,302	$1,261	3%
Percentage of net revenues	51%	50%

International	1,254	1,249	0%
Percentage of net revenues	49%	50%

Total net revenues (1)(2)	$2,556	$2,510	2%
(1)Net revenues included $10 million of hedging losses during the three months ended March 31, 2024 compared to $29 million of hedging gains during the same period in 2023.
(2)Foreign currency movements relative to the U.S. dollar had a favorable impact of $14 million on net revenues during the three months ended March 31, 2024 compared to an unfavorable impact of $45 million during the same period in 2023. The effect of foreign currency exchange rate movements during the three months ended March 31, 2024 compared to the same period in 2023 was primarily attributable to the weakening of the U.S. dollar against the British pound and other major currencies.

Our commerce platforms operate globally, resulting in certain revenues that are denominated in foreign currencies, primarily the British pound and euro. Year-over-year appreciation or depreciation of the U.S. dollar may have a material impact to our financial results. We experienced elevated foreign currency volatility which we expect to continue throughout 2024. Through our hedging programs, we actively monitor foreign currency volatility and attempt to mitigate significant risk. As shown in the table above, we generate approximately half of our net revenues internationally. Therefore, we are subject to the risks related to conducting business in foreign countries as discussed in “Part I - Item 1A: Risk Factors” of the 2023 Form 10-K.

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

FX-Neutral GMV is defined as GMV minus the exchange rate effect, which we calculate by applying prior period foreign currency exchange rates to current year transactional currency amounts.

Take rate is defined as net revenues divided by GMV and represents net revenues as a percentage of overall volume on our platforms. We believe that take rate provides a useful measure of our ability to monetize volume through marketplace services on our platforms in a given period. We use take rate to identify key revenue drivers on our marketplace.

The following table presents net revenues and our key operating metrics of GMV and take rate for the periods indicated. The following table also presents a reconciliation of FX-Neutral net revenues and FX-Neutral GMV (each as defined above) to our reported net revenues and GMV for the periods indicated (in millions, except percentages):

	Three Months Ended March 31,
	2024			2023	% Change
	As Reported (1)	Exchange Rate Effect	FX-Neutral	As Reported	As Reported	FX-Neutral
Net Revenues	$2,556	$14	$2,542	$2,510	2%	2%

GMV	$18,623	$172	$18,451	$18,410	1%	—%

Take rate	13.72%			13.63%	0.09%
(1)Net revenues included $10 million of hedging losses during the three months ended March 31, 2024 compared to $29 million of hedging gains during the same period in 2023.

Net revenues increased primarily due to the investment in focus categories and a higher take rate driven by the expansion of promoted listings, eBay International Shipping and payment services. The increase in net revenues was partially offset by a reduction in traffic in most markets resulting from geopolitical events, inflationary pressure, foreign exchange rate volatility, elevated interest rates and lower consumer confidence, which negatively impacted discretionary consumer spending during the three months ended March 31, 2024 compared to the same period in 2023.

Net revenues continued to outpace GMV during the three months ended March 31, 2024 compared to the same period in 2023 primarily due to the benefit of a higher take rate. While we expect this trend to continue to a lesser extent in 2024, we still believe GMV provides a useful measure of overall volume of paid transactions that flow through the platform in a given period.

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

	Three Months Ended March 31,
	2024	2023	% Change
Cost of net revenues (1)(2)	$700	$700	—%
Percentage of net revenues	27%	28%
(1)Cost of net revenues were net of immaterial hedging activity during the three months ended March 31, 2024 and 2023, respectively.
(2)Foreign currency movements relative to the U.S. dollar had an unfavorable impact of $3 million on cost of net revenues during the three months ended March 31, 2024 compared to a favorable impact of $12 million during the same period in 2023.

Cost of net revenues was flat during the three months ended March 31, 2024 compared to the same period in 2023 with a $26 million increase related to eBay International Shipping and an $11 million increase in cost of ads products, offset by a $26 million decrease due to the change in our estimate of the useful lives for our servers and networking equipment and an $11 million decrease in payment processing costs.

Operating Expenses

The following table presents operating expenses for the periods indicated (in millions, except percentages):

	Three Months Ended March 31,
	2024	2023	% Change
Sales and marketing	$541	$511	6%
Percentage of net revenues	21%	20%
Product development	351	352	—%
Percentage of net revenues	14%	14%
General and administrative	238	297	(20)%
Percentage of net revenues	9%	12%
Provision for transaction losses	91	84	8%
Percentage of net revenues	4%	3%
Amortization of acquired intangible assets	4	8	(50)%
Total operating expenses (1)(2)	$1,225	$1,252	(2)%
(1)Operating expenses were net of immaterial hedging activity during the three months ended March 31, 2024 and 2023, respectively.
(2)Foreign currency movements relative to the U.S. dollar had an unfavorable impact of $4 million on operating expenses during the three months ended March 31, 2024 compared to a favorable impact of $30 million during the same period in 2023.

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

The increase in sales and marketing expenses during the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to a $38 million increase in advertising and marketing program costs (both online and offline), partially offset by a $14 million decrease in employee related costs.

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

Product development expenses were flat during the three months ended March 31, 2024 compared to the same period in 2023. We have continued to innovate and modernize the shopping experience across our platforms powered by intelligent computing at scale.

Capitalized internal use and platform development costs were $29 million during the three months ended March 31, 2024 compared to $31 million during the same period in 2023. These costs are primarily reflected as a cost of net revenues when amortized in future periods.

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

The decrease in general and administrative expenses during the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to a $51 million decrease in restructuring costs. See “Note 15 — Restructuring” to the condensed consolidated financial statements included in this report for more information on the restructuring.

Provision for Transaction Losses

Provision for transaction losses primarily consists of transaction loss expense associated with our buyer protection programs, losses from our managed payments services, fraud and bad debt expense. We expect our provision for transaction losses to fluctuate depending on many factors, including changes to our protection programs and the impact of regulatory changes.

The increase in provision for transaction losses during the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to a $6 million increase related to a slight increase in buyer and seller fraud rates.

Gain (Loss) on Equity Investments and Warrant, Net

Gain (loss) on equity investments and warrant, net primarily consists of gains and losses related to our various types of equity investments, including our equity investments in Adevinta, Gmarket and KakaoBank, and gains and losses due to changes in fair value of the warrant received from Adyen. The following table presents gain (loss) on equity investments and warrant, net for the periods indicated (in millions, except percentages):

	Three Months Ended March 31,
	2024	2023	% Change
Unrealized change in fair value of equity investment in Adevinta	$(234)	$174	234%
Unrealized change in fair value of equity investment in Gmarket	(6)	(11)	(45)%
Unrealized change in fair value of equity investment in KakaoBank	—	(3)	**
Change in fair value of warrant	149	38	292%
Gain (loss) on other investments	(6)	—	**
Total gain (loss) on equity investments and warrant, net	$(97)	$198	(149)%
Percentage of net revenues	(4)%	8%
** Not meaningful

The change in gain (loss) on equity investments and warrant, net during the three months ended March 31, 2024 compared to the same period in 2023 was primarily driven by the change in the fair value of our equity investments in Adevinta and the warrant.

Interest Expense, Interest Income and Other, Net

Interest expense primarily consists of interest charges on amounts borrowed, commitment fees on unborrowed amounts under our credit agreement and interest expense on our outstanding debt securities and commercial paper, if any. Interest income and other, net primarily consists of interest earned on cash, cash equivalents and investments, gains and losses on foreign exchange transactions and gains and losses on acquisitions or disposals. The following table presents interest expense and interest income and other, net for the periods indicated (in millions, except percentages):

	Three Months Ended March 31,
	2024	2023	% Change
Interest expense	$(66)	$(68)	(3)%
Percentage of net revenues	(3)%	(3)%

Interest income	$61	$42	45%
Foreign exchange and other	7	—	**
Total interest income and other, net	$68	$42	62%
Percentage of net revenues	3%	2%
** Not meaningful

Interest expense decreased primarily due to a lower average notional amount of outstanding debt during the three months ended March 31, 2024 compared to the same period in 2023.

Interest income increased primarily due to higher yields on interest bearing instruments. We expect this trend to continue to a lesser extent in 2024.

Income Tax Provision

The following table presents provision for income taxes for the periods indicated (in millions, except percentages):

	Three Months Ended March 31,
	2024	2023
Income tax provision	$97	$161
Effective tax rate	18.1%	22.1%

The decrease in our effective tax rate for the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to a recent California court ruling related to apportionment of dividends.

We are regularly under examination by tax authorities both domestically and internationally. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations, although there are inherent uncertainties in these examinations. Due to the ongoing tax examinations, it is generally impractical to determine the amount and timing of these adjustments. However, we expect several tax examinations to close within the next twelve months. See “Note 13 — Income Taxes” to the condensed consolidated financial statements included in this report for more information on estimated settlements within the next twelve months.

Liquidity and Capital Resources

Cash Flows

	Three Months Ended March 31,
	2024	2023
	(In millions)
Net cash provided by (used in):
Continuing operating activities	$615	$841
Continuing investing activities	250	701
Continuing financing activities	(686)	(1,388)
Effect of exchange rates on cash, cash equivalents and restricted cash	(11)	5
Net increase (decrease) in cash, cash equivalents and restricted cash	$168	$159

Continuing Operating Activities

Our operating cash flows arise primarily from cash received from our customers on our platforms offset by cash payments for sales and marketing, employee compensation and payment processing expenses.

Cash provided by continuing operating activities of $615 million in the three months ended March 31, 2024 compared to cash provided by continuing operating activities of $841 million in the three months ended March 31, 2023 was primarily attributable to working capital movements and changes in non-cash items during the three months ended March 31, 2024 compared to the same period in 2023.

Continuing Investing Activities

Cash provided by continuing investing activities of $250 million in the three months ended March 31, 2024 was primarily attributable to proceeds of $3.7 billion from the maturities and sales of investments, partially offset by cash paid for investments of $3.3 billion and property and equipment of $143 million.

The largely offsetting effects of purchases of investments and maturities and sale of investments results from the management of our investments. As our immediate cash needs change, purchase and sale activity will fluctuate.

Continuing Financing Activities

Cash used in continuing financing activities of $686 million in the three months ended March 31, 2024 was primarily attributable to cash paid to repurchase $453 million of common stock and $139 million paid in cash dividends.

The negative effect of exchange rate movements on cash, cash equivalents and restricted cash was due to the strengthening of the U.S. dollar against other currencies during the three months ended March 31, 2024 compared to the 2023 year-end rate.

Liquidity and Capital Resource Requirements

As of March 31, 2024 and December 31, 2023, we had assets classified as cash and cash equivalents as well as short-term and long-term non-equity investments, in an aggregate amount of $4.9 billion and $5.1 billion, respectively. These amounts do not include cash held on behalf of customers related to marketplace activity of $448 million and $481 million, respectively, which are recorded separately within customer accounts and funds receivable with a corresponding liability within customer accounts and funds payable in our condensed consolidated balance sheet. These amounts also do not include restricted cash held for purposes of safeguarding customer funds of $83 million and $27 million, respectively. We believe these assets together with cash expected to be generated from operations, borrowings available under our credit agreement and commercial paper program, and our access to capital markets, will be sufficient to satisfy our material cash requirements over the next 12 months and for the foreseeable future.

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

As of March 31, 2024, we had fixed-rate senior notes outstanding for an aggregate principal amount of $7.8 billion, with $1,550 million payable within 12 months. The net proceeds from the issuances of these senior notes are used for general corporate purposes, including, among other things, capital expenditures, share repurchases, repayment of indebtedness and possible acquisitions.

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. As of March 31, 2024, there were no commercial paper notes outstanding.

Credit Agreement

In March 2020, we entered into a credit agreement that provides for an unsecured $2 billion five-year credit facility (the “Prior Credit Agreement”).

In January 2024, we terminated the Prior Credit Agreement and entered into a new credit agreement (the “Credit Agreement”) that provides for an unsecured $2.0 billion five-year revolving credit facility. We may also, subject to the agreement of the applicable lenders, increase the commitments under the revolving credit facility by up to $1.0 billion. Funds borrowed under the Credit Agreement may be used for working capital, capital expenditures, acquisitions and other general corporate purposes and will bear interest at either (i) a customary forward-looking term rate based on the secured overnight financing rate published by CME Group for the relevant interest period plus an adjustment of 0.1% or (ii) a customary base rate formula, plus a margin (based on our public debt ratings) ranging from 0% to 0.375%. The covenants of the Credit Agreement are discussed in “Note 8 — Debt” to the condensed consolidated financial statements included in this report. As of March 31, 2024, no borrowings were outstanding under our $2 billion Credit Agreement.

Income Taxes

We are unable to reasonably predict the timing of settlement of liabilities related to unrecognized tax benefits of $464 million included in other liabilities on our condensed consolidated balance sheet as of March 31, 2024. The timing of the resolution and/or closure of audits is highly uncertain, and it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. However, given the number of years remaining subject to examination and the number of matters being examined, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.

As of March 31, 2024, our assets classified as cash and cash equivalents as well as short-term and long-term non-equity investments included assets held in certain of our foreign operations totaling approximately $2.0 billion. As we repatriate these funds to the United States, we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs. We have accrued deferred taxes for the tax effect of repatriating the funds to the United States. For additional details related to our income taxes, please see “Income Tax Provision” in our Results of Operations above and “Note 13 — Income Taxes” to the condensed consolidated financial statements included in this report.

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

In February 2024, our Board authorized an incremental $2.0 billion under our stock repurchase program in addition to the $4.0 billion previously authorized in 2022. The stock repurchase program has no expiration from the date of authorization.

During the three months ended March 31, 2024, we repurchased approximately $499 million of our common stock under our stock repurchase programs. As of March 31, 2024, a total of approximately $2.9 billion remained available for future repurchases of our common stock under our stock repurchase programs. See “Note 11 — Stockholders’ Equity” to the condensed consolidated financial statements included in this report for more information about our stock repurchase programs.

Dividends

The Company paid a total of $139 million and $134 million in cash dividends during the three months ended March 31, 2024 and 2023, respectively. In April 2024, our Board declared a cash dividend of $0.27 per share of common stock to be paid on June 14, 2024 to stockholders of record as of May 31, 2024.

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

The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our cash equivalents, customer accounts and short-term and long-term investments in a variety of asset types, including bank deposits, government bonds and corporate debt securities. As of March 31, 2024, approximately 25% of our total cash and investments was held in cash and cash equivalents and customer accounts. As such, changes in interest rates will impact interest income. As discussed below, the fair market values of our fixed rate securities may be adversely affected due to a rise in interest rates, and we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates.

As of March 31, 2024, the balance of our corporate debt and government bond securities was $2.8 billion, which represented approximately 27% of our total cash and investments. Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate investment securities may be adversely impacted due to a rise in interest rates. In general, fixed-rate securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease and may also suffer a decline in market value if interest rates increase. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. A hypothetical 1% (100 basis point) increase in interest rates would have resulted in a decrease in the fair value of our investments of $24 million and $20 million as of March 31, 2024 and December 31, 2023, respectively.

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

Equity Price Risk

Equity investments

In 2021, we completed the transfer of our Classifieds business to Adevinta. Upon completion of the transfer we received an equity interest in Adevinta. The equity investment is accounted for under the fair value option and changes in Adevinta’s stock price and equity volatility may have a significant impact on the value of our equity investment in Adevinta. As of March 31, 2024, a hypothetical one dollar change in the fair value of one share of Adevinta’s common stock, holding other factors constant, would have increased or decreased the fair value of the investment by approximately $404 million.

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

As of March 31, 2024, our equity investments totaled $4.8 billion, which represented approximately 47% of our total cash and investments, and primarily related to our equity investment in Adevinta.

For additional details related to these investments, please see “Note 5 — Investments” to our condensed consolidated financial statements included in this report.

Warrant

We entered into a warrant agreement in conjunction with a commercial agreement with Adyen that, subject to meeting certain conditions, entitles us to acquire a fixed number of shares up to 5% of Adyen’s fully diluted issued and outstanding share capital at a specific date. As discussed in “Note 6 — Derivative Instruments” to our condensed consolidated financial statements included in this report, in 2021 we met the processing volume milestone target to vest the first tranche of the warrant, and we exercised the option to purchase shares of Adyen. The remaining tranches of the warrant are accounted for as a derivative instrument under ASC Topic 815, Derivatives and Hedging. Changes in Adyen’s common stock price and equity volatility may have a significant impact on the value of the warrant. As of March 31, 2024, a hypothetical one dollar change in the fair value of one share of Adyen’s common stock, holding other factors constant, would have increased or decreased the fair value of the warrant by approximately $0.4 million. For additional details related to the warrant, please see “Note 6 — Derivative Instruments” to our condensed consolidated financial statements included in this report.

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

The following table illustrates the fair values of outstanding foreign exchange contracts designated as cash flow hedges and foreign exchange contracts not designated for hedge accounting and the before-tax effect on fair values of a hypothetical adverse change in the foreign exchange rates that existed as of March 31, 2024. The sensitivity for foreign currency contracts is based on a 20% adverse change in foreign exchange rates, against relevant functional currencies.

	Fair Value Asset/(Liability)	Fair Value Sensitivity
	(In millions)
Foreign exchange contracts - Cash flow hedges	$20	$(138)
Foreign exchange contracts - Not designated for hedge accounting	$2	$(150)

Since our risk management programs are highly effective, the potential loss in value described above would be largely offset by changes in the value of the underlying exposure.

We also use foreign exchange contracts to offset the foreign exchange risk on our assets and liabilities denominated in currencies other than the functional currency of our subsidiaries. These contracts reduce, but do not entirely eliminate, the impact of currency exchange rate movements on our assets and liabilities. The foreign currency gains and losses on the assets and liabilities are recorded in interest income and other, net, which are offset by the gains and losses on the foreign exchange contracts.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $2 million as of March 31, 2024 taking into consideration the offsetting effect of foreign exchange forwards in place as of March 31, 2024.

Item 4:    Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024.

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

Item 1A:    Risk Factors

We are subject to various risks and uncertainties that may affect our business, results of operations and financial condition including, not limited to, those described in Part I, Item 1A: Risk Factors in the 2023 Form 10-K. Current global economic and geopolitical events and conditions may amplify many of these risks. These risks are not the only risks that may affect us. Additional risks that we are not aware of or do not believe are material at the time of this filing may also become important factors that adversely affect our business. There have been no material changes to the Company’s risk factors from those disclosed in the 2023 Form 10-K.

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Stock repurchase activity during the three months ended March 31, 2024 was as follows:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (1)
January 31, 2024	—	$—	—	$3,447,400,208
February 29, 2024	530,000	$47.36	530,000	$3,422,298,242
March 31, 2024	9,249,711	$51.23	9,249,711	$2,948,472,287
	9,779,711		9,779,711
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
In February 2024, our Board authorized an incremental $2.0 billion under our stock repurchase program in addition to the $4.0 billion previously authorized in 2022. The stock repurchase program has no expiration from the date of authorization.
During the three months ended March 31, 2024, we repurchased approximately $499 million of our common stock under our stock repurchase programs. As of March 31, 2024 a total of approximately $2.9 billion remained available for future repurchases of our common stock.
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

Item 3:    Defaults Upon Senior Securities

Not applicable.

Item 4:    Mine Safety Disclosures

Not applicable.

Item 5:    Other Information

On February 29, 2024, Eddie Garcia, our Senior Vice President, Chief Product Officer, adopted a written trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “10b5-1 Plan”), which is designed to be in effect until February 28, 2025, subject to customary exceptions. His 10b5-1 Plan calls for the sale of a percentage of shares that he could receive upon the future vesting of certain outstanding equity awards, net of any shares withheld by us to satisfy applicable taxes. The number of shares to be withheld, and thus the exact number of shares to be sold pursuant to Mr. Garcia’s 10b5-1 Plan, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, without subtracting any shares to be withheld upon future vesting events, the aggregate number of shares to be sold pursuant to Mr. Garcia’s 10b5-1 Plan is 28,566.

On March 15, 2024, Cornelius Boone, our Senior Vice President, Chief People Officer, adopted a 10b5-1 Plan, which is designed to be in effect until March 26, 2025, subject to customary exceptions. His 10b5-1 Plan calls for the sale of a percentage of shares that he could receive upon the future vesting of certain outstanding equity awards, net of any shares withheld by us to satisfy applicable taxes. The number of shares to be withheld, and thus the exact number of shares to be sold pursuant to Mr. Boone’s 10b5-1 Plan, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, without subtracting any shares to be withheld upon future vesting events, the aggregate number of shares to be sold pursuant to Mr. Boone’s 10b5-1 Plan is 25,298.

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

10.01
Credit Agreement, dated as of January 25, 2024, by and among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on January 25, 2024 (File No. 001-37713) and incorporated herein by reference).

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
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2024 were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statement of Income, (iii) Condensed Consolidated Statement of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders’ Equity and (v) Condensed Consolidated Statement of Cash Flows. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	X	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eBay Inc.
Principal Executive Officer:

		By:	/s/ Jamie Iannone
Jamie Iannone
Chief Executive Officer
Date:	May 2, 2024
Principal Financial Officer:

		By:	/s/ Steve Priest
Steve Priest
Chief Financial Officer
Date:	May 2, 2024
Principal Accounting Officer:

		By:	/s/ Rebecca Spencer
Rebecca Spencer
Vice President, Chief Accounting Officer
Date:	May 2, 2024