Form 10-Q
period 2024-06-30
EBAY INC
filed 2024-08-01
CIK 1065088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒
As of July 26, 2024, there were 489 million shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

eBay Inc.

PART I: FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions (including but not limited to, those relating to future business, future results of operations or financial condition, inflationary pressure, foreign exchange rate volatility and geopolitical events, new or planned features or services, or management strategies). You can generally identify these forward-looking statements by words such as “anticipate,” “believe,” “commit,” “continue,” “could,” “design,” “develop,” “estimate,” “expect,” “forecast,” “future,” “goal,” “intend,” “likely,” “may,” “ongoing,” “opportunity,” “plan,” “possible,” “potential,” “probable,” “seek,” “should,” “strategy,” “target,” “will,” “would” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others:

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

Item 1:    Financial Statements (unaudited)

eBay Inc.
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2024	December 31, 2023
	(In millions, except par value)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,963	$1,985
Short-term investments	3,203	2,533
Equity investment in Adevinta	—	4,474
Customer accounts and funds receivable	1,071	1,013
Other current assets	1,032	1,011
Total current assets	7,269	11,016
Long-term investments	1,722	1,129
Equity investment in Aurelia	1,910	—
Property and equipment, net	1,285	1,243
Goodwill	4,285	4,267
Operating lease right-of-use assets	439	493
Deferred tax assets	3,011	3,089
Other assets	457	383
Total assets	$20,378	$21,620
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$1,551	$750
Accounts payable	319	267
Customer accounts and funds payable	1,113	1,054
Accrued expenses and other current liabilities	2,004	2,196
Income taxes payable	812	253
Total current liabilities	5,799	4,520
Operating lease liabilities	332	387
Deferred tax liabilities	1,814	2,408
Long-term debt	6,174	6,973
Other liabilities	734	936
Total liabilities	14,853	15,224
Commitments and Contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 3,580 shares authorized; 494 and 517 shares outstanding	2	2
Additional paid-in capital	18,058	17,792
Treasury stock at cost, 1,247 and 1,218 shares	(49,626)	(48,114)
Retained earnings	36,926	36,531
Accumulated other comprehensive income	165	185
Total stockholders’ equity	5,525	6,396
Total liabilities and stockholders’ equity	$20,378	$21,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions, except per share amounts)
	(Unaudited)
Net revenues	$2,572	$2,540	$5,128	$5,050
Cost of net revenues	735	718	1,435	1,418
Gross profit	1,837	1,822	3,693	3,632
Operating expenses:
Sales and marketing	577	566	1,118	1,077
Product development	379	392	730	744
General and administrative	241	251	479	548
Provision for transaction losses	86	90	177	174
Amortization of acquired intangible assets	5	5	9	13
Total operating expenses	1,288	1,304	2,513	2,556
Income from operations	549	518	1,180	1,076
Interest and other:
Loss on equity investments and warrant, net	(222)	(214)	(319)	(16)
Interest expense	(65)	(65)	(131)	(133)
Interest income and other, net	66	46	134	88
Income from continuing operations before income taxes	328	285	864	1,015
Income tax provision	(102)	(113)	(199)	(274)
Income from continuing operations	226	172	665	741
Loss from discontinued operations, net of income taxes	(2)	(1)	(3)	(3)
Net income	$224	$171	$662	$738

Income per share - basic:
Continuing operations	$0.45	$0.32	$1.31	$1.38
Discontinued operations	—	—	(0.01)	(0.01)
Net income per share - basic	$0.45	$0.32	$1.30	$1.37

Income per share - diluted:
Continuing operations	$0.45	$0.32	$1.30	$1.37
Discontinued operations	—	—	(0.01)	(0.01)
Net income per share - diluted	$0.45	$0.32	$1.29	$1.36

Weighted-average shares:
Basic	503	534	509	536
Diluted	507	537	513	539

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
	(Unaudited)
Net income	$224	$171	$662	$738
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation losses	(16)	(37)	(53)	(36)
Unrealized gains on investments, net	6	—	14	19
Tax benefit (expense) on unrealized gains (losses) on investments, net	(1)	2	(4)	(4)
Unrealized gains (losses) on hedging activities, net	7	(37)	29	(90)
Tax benefit (expense) on unrealized gains (losses) on hedging activities, net	(2)	8	(6)	19
Other comprehensive loss, net of tax	(6)	(64)	(20)	(92)
Comprehensive income	$218	$107	$642	$646

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions, except per share amounts)
	(Unaudited)
Common stock:
Balance, beginning of period	$2	$2	$2	$2
Common stock issued	—	—	—	—
Common stock repurchased	—	—	—	—
Balance, end of period	2	2	2	2
Additional paid-in-capital:
Balance, beginning of period	17,891	17,364	17,792	17,279
Common stock and stock-based awards issued	53	48	53	48
Tax withholdings related to net share settlements of restricted stock units and awards	(45)	(40)	(96)	(88)
Stock-based compensation	155	154	301	282
Other	4	3	8	8
Balance, end of period	18,058	17,529	18,058	17,529
Treasury stock at cost:
Balance, beginning of period	(48,617)	(46,954)	(48,114)	(46,702)
Common stock repurchased	(1,009)	(251)	(1,512)	(503)
Balance, end of period	(49,626)	(47,205)	(49,626)	(47,205)
Retained earnings:
Balance, beginning of period	36,826	34,744	36,531	34,315
Net income	224	171	662	738
Dividends and dividend equivalents declared	(140)	(140)	(283)	(278)
Other	16	—	16	—
Balance, end of period	36,926	34,775	36,926	34,775
Accumulated other comprehensive income:
Balance, beginning of period	171	231	185	259
Foreign currency translation adjustment	(16)	(37)	(53)	(36)
Change in unrealized gains on investments	6	—	14	19
Change in unrealized gains (losses) on derivative instruments	7	(37)	29	(90)
Tax benefit (provision) on above items	(3)	10	(10)	15
Balance, end of period	165	167	165	167
Total stockholders’ equity	$5,525	$5,268	$5,525	$5,268

Dividends and dividend equivalents declared per share or restricted stock unit	$0.27	$0.25	$0.54	$0.50

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2024	2023
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income	$662	$738
Loss from discontinued operations, net of income taxes	3	3
Adjustments:
Provision for transaction losses	177	174
Depreciation and amortization	153	208
Stock-based compensation	300	282
Loss on investments and other, net	138	44
Deferred income taxes	(523)	(78)
Change in fair value of warrant	25	(69)
Change in fair value of equity investment in Adevinta	156	36
Changes in assets and liabilities, net of acquisition effects	(109)	108
Net cash provided by continuing operating activities	982	1,446
Net cash used in discontinued operating activities	—	(4)
Net cash provided by operating activities	982	1,442
Cash flows from investing activities:
Purchases of property and equipment	(232)	(245)
Purchases of investments	(7,913)	(7,687)
Maturities of investments	6,699	8,382
Proceeds from sale of shares in Adevinta	2,417	—
Other	(69)	(26)
Net cash provided by investing activities	902	424
Cash flows from financing activities:
Proceeds from issuance of common stock	55	48
Repurchases of common stock	(1,483)	(492)
Payments for taxes related to net share settlements of restricted stock units and awards	(96)	(160)
Payments for dividends	(274)	(267)
Repayment of debt	—	(1,150)
Net funds receivable and payable activity	7	563
Other	(14)	—
Net cash used in financing activities	(1,805)	(1,458)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(17)	(6)
Net increase in cash, cash equivalents and restricted cash	62	402
Cash, cash equivalents and restricted cash at beginning of period	2,493	2,272
Cash, cash equivalents and restricted cash at end of period	$2,555	$2,674

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued)

	Six Months Ended June 30,
	2024	2023
	(In millions)
	(Unaudited)
Supplemental cash flow disclosures:
Cash paid for:
Interest	$131	$143
Income taxes	$438	$84

The following table reconciles cash, cash equivalents and restricted cash as reported in the condensed consolidated balance sheet to the total of the same amounts presented in the condensed consolidated statement of cash flows as of the dates indicated:

	June 30,
	2024	2023
	(In millions)
	(Unaudited)
Cash and cash equivalents	$1,963	$2,268
Customer accounts (including restricted cash of $122 and $0, respectively)	478	380
Restricted cash included in other current assets	112	22
Restricted cash included in other assets	2	4
Cash, cash equivalents and restricted cash	$2,555	$2,674

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including but not limited to those related to provisions for transaction losses, legal contingencies, income taxes, revenue recognition, stock-based compensation, investments including level 3 investments in Gmarket Global LLC (“Gmarket”), warrants and the recoverability of goodwill and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

We review the useful lives of equipment on an ongoing basis, and effective January 1, 2024 we changed our estimate of the useful lives for our servers and networking equipment from three years to four years. The longer useful lives are due to continuous improvements in our hardware, software, and data center designs. The effect of this change in estimate for the three months ended June 30, 2024, based on servers and network equipment that were included in “Property and equipment, net” as of December 31, 2023 and those acquired during the six months ended June 30, 2024, was a reduction in depreciation expense of $17 million and an increase to net income of $12 million, or $0.02 per basic share and $0.02 per diluted share. The effect of this change in estimate for the six months ended June 30, 2024, based on servers and network equipment that were included in “Property and equipment, net” as of December 31, 2023 and those acquired during the six months ended June 30, 2024, was a reduction in depreciation expense of $43 million and an increase to net income of $34 million, or $0.07 per basic share and $0.07 per diluted share.

Principles of Consolidation and Basis of Presentation

The accompanying financial statements are consolidated and include the financial statements of eBay Inc. and our wholly and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Minority interests are recorded as a noncontrolling interest. A qualitative approach is applied to assess the consolidation requirement for variable interest entities. Generally, investments in entities where we hold at least a 20% ownership interest and have the ability to exercise significant influence, but not control, over the investee are accounted for using the equity method of accounting, including those in which the fair value option has been elected.

For equity method investments, our share of the investees’ results of operations is included in interest income and other, net and investment balances are included in long-term investments. For equity method investments under the fair value option, the change in fair value of the investment is included in loss on equity investments and warrant, net and investment balances are included in long-term investments, other than our equity interest in Adevinta ASA (“Adevinta”), which was included in the short-term assets section on the condensed consolidated balance sheet as of December 31, 2023 as discussed in “Note 5 — Investments.” Investments in entities where we

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
hold less than a 20% ownership interest are generally accounted for as equity investments to be measured at fair value, under an election, or at cost if it does not have readily determinable fair value, in which case the carrying value would be adjusted upon the occurrence of an observable price change in an orderly transaction for identical or similar instruments or impairment.

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”). We have evaluated all subsequent events through the date these condensed consolidated financial statements were issued. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the condensed consolidated financial position, results of operations and cash flows for these interim periods.

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

Significant Accounting Policies

There were no significant changes to our significant accounting policies disclosed in “Note 1 — The Company and Summary of Significant Accounting Policies” in our 2023 Form 10-K, except customer accounts and funds receivable and cash, cash equivalents and restricted cash resulting from a change in our approach to safeguarding customer funds beginning in the first quarter of 2024, as noted below.

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

We are exposed to credit losses from customer accounts and funds receivable balances held by third party financial institutions and payment processors. We assess these balances for credit loss based on a review of the average period for which the funds are held, current credit ratings and our assessment of the probability of default and loss given default models. In the first six months of 2024 and 2023, no credit-related losses were recorded.

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

The following table presents the computation of basic and diluted net income per share for the periods indicated (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Income from continuing operations	$226	$172	$665	$741
Loss from discontinued operations, net of income taxes	(2)	(1)	(3)	(3)
Net income	$224	$171	$662	$738
Denominator:
Weighted average shares of common stock - basic	503	534	509	536
Dilutive effect of equity incentive awards	4	3	4	3
Weighted average shares of common stock - diluted	507	537	513	539

Income per share - basic:
Continuing operations	$0.45	$0.32	$1.31	$1.38
Discontinued operations	—	—	(0.01)	(0.01)
Net income per share - basic	$0.45	$0.32	$1.30	$1.37
Income per share - diluted:
Continuing operations	$0.45	$0.32	$1.30	$1.37
Discontinued operations	—	—	(0.01)	(0.01)
Net income per share - diluted	$0.45	$0.32	$1.29	$1.36
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	13	12	15	12

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 3 — Goodwill and Intangible Assets

Goodwill

The following table presents goodwill activity for the period indicated (in millions):

	December 31, 2023	Goodwill Acquired	Adjustments	June 30, 2024
Goodwill	$4,267	$69	$(51)	$4,285

Goodwill acquired during the six months ended June 30, 2024 relates to the second quarter acquisition of Goldin, a leading U.S.-based auction house for high-value trading cards and collectibles. The adjustments to goodwill during the six months ended June 30, 2024 were primarily due to foreign currency translation.

Intangible Assets

Intangible assets are reported within other assets in our condensed consolidated balance sheet. The following table presents components of identifiable intangible assets as of the dates indicated (in millions, except years):

	June 30, 2024				December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Intangible assets:
Customer lists and user base	$257	$(203)	$54	8	$245	$(203)	$42	8
Marketing related	101	(59)	42	7	79	(58)	21	6
Developed technologies	242	(200)	42	4	240	(191)	49	4
All other	158	(157)	1	3	159	(157)	2	3
Total	$758	$(619)	$139		$723	$(609)	$114

For the three and six months ended June 30, 2024, amortization expense for intangible assets was $9 million and $17 million, respectively, compared to $8 million and $18 million during the same periods in 2023.

The following table presents expected future intangible asset amortization as of the date indicated (in millions):

June 30, 2024
Remaining 2024	$21
2025	39
2026	29
2027	24
2028	7
Thereafter	19
Total	$139

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

The accounting policies of our segment are the same as those described in “Note 1 — The Company and Summary of Significant Accounting Policies.”

The following table summarizes the allocation of net revenues based on geography for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
U.S.	$1,293	$1,265	$2,595	$2,526
United Kingdom	392	413	782	794
China	291	263	566	500
Germany	247	244	489	496
Rest of world	349	355	696	734
Total net revenues	$2,572	$2,540	$5,128	$5,050

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 5 — Investments

The following tables summarize the unrealized gains and losses and estimated fair value of our investments classified as available-for-sale debt securities as of the dates indicated (in millions):

	June 30, 2024
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$2,755	$—	$(6)	$2,749
Government and agency securities	463	—	(9)	454
	$3,218	$—	$(15)	$3,203
Long-term investments:
Corporate debt securities	$774	$1	$(5)	$770
Government and agency securities	421	—	(12)	409
	$1,195	$1	$(17)	$1,179

	December 31, 2023
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$2,170	$—	$(8)	$2,162
Government and agency securities	382	—	(11)	371
	$2,552	$—	$(19)	$2,533
Long-term investments:
Corporate debt securities	$338	$—	$(10)	$328
Government and agency securities	287	—	(16)	271
	$625	$—	$(26)	$599

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
We regularly review investment securities for credit impairment using both qualitative and quantitative criteria. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses will be recorded through interest income and other, net for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. We did not recognize any credit-related impairment through an allowance for credit losses as of June 30, 2024.

Investment securities in a continuous loss position for less than 12 months had an estimated fair value of $3.6 billion and unrealized losses of $5 million as of June 30, 2024 compared to an estimated fair value of $1.5 billion and unrealized losses of $2 million as of December 31, 2023. Investment securities in a continuous loss position for greater than 12 months had an estimated fair value of $888 million and unrealized losses of $27 million as of June 30, 2024 compared to an estimated fair value of $1.1 billion and unrealized losses of $43 million as of December 31, 2023. Refer to “Note 14 — Accumulated Other Comprehensive Income” for amounts reclassified to earnings from unrealized gains and losses.

The following table presents estimated fair values of our short-term and long-term investments classified as available-for-sale debt securities by date of contractual maturity as of the date indicated (in millions):

June 30, 2024
One year or less	$3,203
One year through two years	491
Two years through three years	672
Three years through four years	12
Thereafter	4
Total	$4,382

Equity Investments

The following table summarizes our equity investments as of the dates indicated (in millions):

	Balance Sheet Location	June 30, 2024	December 31, 2023
Equity investment in Adevinta	Equity investment in Adevinta	$—	$4,474
Equity investment in Aurelia	Equity investment in Aurelia	1,910	—
Other equity investments under the fair value option	Long-term investments	354	382
Other equity investments without readily determinable fair values	Long-term investments	134	93
Equity investments under the equity method of accounting	Long-term investments	55	55
Total equity investments		$2,453	$5,004

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Equity investments under the fair value option

Equity Investment in Adevinta

Upon completion of the transfer of our Classifieds business to Adevinta in 2021, we received an equity investment of 44% in Adevinta valued at $10.8 billion at the close of the transfer. In the fourth quarter of 2021, we completed the sale of approximately 135 million of our voting shares in Adevinta to Permira, inclusive of the option exercised by Permira to purchase additional voting shares, for total cash consideration of approximately $2.3 billion, which reduced our ownership in Adevinta to 33%.

At the initial recognition of this equity investment in Adevinta, we elected the fair value option where subsequent changes in fair value are recognized in loss on equity investments and warrant, net in the condensed consolidated statement of income. The investment was reported within the short-term assets section in our condensed consolidated balance sheet and was classified within Level 1 in the fair value hierarchy as the valuation could be obtained from real time quotes in active markets based on Adevinta’s closing stock price and prevailing foreign exchange rate at each balance sheet date. We believe the fair value option election created more transparency of the current value in the equity investment in Adevinta. Refer to “Note 7 — Fair Value Measurement of Assets and Liabilities” for more information. The fair value of the investment was $4,474 million as of December 31, 2023.

On May 29, 2024, we completed the previously announced sale of (1) 227 million Adevinta shares to Aurelia BidCo 1 Norway AS in exchange for approximately $2.4 billion in cash and (2) 177 million Adevinta shares to Aurelia Netherlands TopCo B.V. (“Aurelia”) in exchange for the issuance of 177 million shares of the new entity, Aurelia (collectively, the “Transactions”) valued at $1.9 billion and representing approximately 18.3% ownership of the outstanding equity of Aurelia as of the date of the Transactions. The equity investment in Aurelia is accounted for under the measurement alternative as we are not able to exercise significant influence based on the governance structure defined in the terms of the Transaction Completion Agreement and the Aurelia Shareholder Agreement. Refer to "Equity investments without readily determinable fair values” below for additional information.

For the three months ended June 30, 2024, we recorded a realized gain of $84 million to loss on equity investments and warrant, net on our condensed consolidated statement of income related to the sale of the investment in Adevinta. For the six months ended June 30, 2024, an unrealized loss of $234 million and a realized gain on sale of $78 million were recorded in loss on equity investments and warrant, net on our condensed consolidated statement of income related to the sale of the investment in Adevinta.

In connection with the Transactions, as of June 30, 2024 we reduced deferred tax liabilities by $456 million and increased income taxes payable by $458 million on our condensed consolidated balance sheet related to the taxable gain on disposition of Adevinta shares.

For the three and six months ended June 30, 2023, unrealized losses of $210 million and $36 million, respectively, were recorded in loss on equity investments and warrant, net on our condensed consolidated statement of income related to the change in fair value of the investment in Adevinta.

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

At the initial recognition of this equity investment, we elected the fair value option where subsequent changes in fair value are recognized in loss on equity investments and warrant, net in the condensed consolidated statement of income. The investment is reported within long-term investments in our condensed consolidated balance sheet

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
and is classified within Level 3 in the fair value hierarchy as the valuation reflects management’s estimate of assumptions that market participants would use in pricing the equity investment. We believe the fair value option election creates more transparency of the current value in the equity investment in Gmarket. Refer to “Note 7 — Fair Value Measurement of Assets and Liabilities” for more information.

For the three and six months ended June 30, 2024, unrealized losses related to the change in fair value of the investment of $22 million and $28 million, respectively, were recorded in loss on equity investments and warrant, net on our condensed consolidated statement of income compared to $29 million and $40 million of unrealized losses recorded during the same periods in 2023. The fair value of the investment was $307 million and $335 million as of June 30, 2024 and December 31, 2023, respectively.

Other investments

Certain other individually immaterial equity investments aggregating to $47 million as of both June 30, 2024 and December 31, 2023 are measured at fair value using the net asset value per share (or its equivalent) practical expedient, and have not been classified in the fair value hierarchy. Refer to “Note 7 — Fair Value Measurement of Assets and Liabilities” for more information.

Equity investments without readily determinable fair values

Equity investments without readily determinable fair values are non-marketable equity securities, which are investments in privately-held companies for which we do not exercise significant influence and are accounted for under the measurement alternative. Under the measurement alternative, the carrying value is measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Changes in value and impairments of equity investments without readily determinable fair values are recognized in loss on equity investments and warrant, net in our condensed consolidated statement of income. Equity investments without readily determinable fair values are presented within long-term investments in our condensed consolidated balance sheet.

Equity investment in Aurelia

As discussed in the Equity Investment in Adevinta section above, our equity investment in Aurelia is accounted for under the measurement alternative as we are not able to exercise significant influence over Aurelia. For the three and six months ended June 30, 2024, no downward adjustments to the carrying value of our equity investment in Aurelia were recorded. The carrying value of the investment was $1.9 billion as of June 30, 2024.

In connection with the Transactions discussed above, we also granted Aurelia UK Feederco Limited a six month option to purchase Aurelia shares (the "Aurelia Option"), which, if exercised, would reduce our ownership in Aurelia to approximately 8.3% based on the outstanding equity of Aurelia as of the date of the Transactions. The Aurelia Option is reported within the current liabilities section in our condensed consolidated balance sheet and is classified within Level 3 in the fair value hierarchy as the valuation reflects management’s estimate of assumptions that market participants would use in pricing the equity investment. The Aurelia Option was valued at $109 million as of June 30, 2024. Refer to “Note 7 — Fair Value Measurement of Assets and Liabilities” for more information.

Other equity investments without readily determinable fair values

For the three and six months ended June 30, 2024, we recorded additions of $41 million compared to immaterial additions during the same periods in 2023. The change in value of our other equity method investments without readily determinable fair values for each of the three and six-month periods ended June 30, 2024 and 2023 was immaterial both individually and in the aggregate.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Other equity method investments

We account for certain other individually immaterial equity investments through which we exercise significant influence but do not have control over the investee under the equity method. Our consolidated results of operations include, as a component of interest income and other, net, our share of the net income or loss of the equity investments. Equity method investments are presented within long-term investments in our condensed consolidated balance sheet. Our share of the net income or loss of equity method investments for each of the three and six-month periods ended June 30, 2024 and 2023 was immaterial both individually and in the aggregate.

Gains and losses on equity investments

The following table summarizes unrealized gains and losses on equity investments held as of June 30, 2024 and presented within loss on equity investments and warrant, net for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net gains (losses) recognized during the period on equity investments	$61	$(245)	$(185)	$(85)
Less: Net gains recognized during the period on equity investments sold during the period	84	—	78	—
Total unrealized losses on equity investments held, end of period	$(23)	$(245)	$(263)	$(85)

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

Cash Flow Hedges

For derivative instruments that are designated as cash flow hedges, the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (“AOCI”) and subsequently reclassified into earnings in the same period the forecasted hedged transaction affects earnings. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Unrealized gains and losses in AOCI associated with such derivative instruments are immediately reclassified into earnings. As of June 30, 2024, we have estimated that approximately $28 million of net derivative losses related to our foreign exchange cash flow hedges and $8 million of net derivative gains related to our interest rate cash flow hedges included in AOCI will be reclassified into earnings within the next 12 months. We classify cash flows related to our cash flow hedges as operating activities in our condensed consolidated statement of cash flows.

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

Warrant

We entered into a warrant agreement in conjunction with a commercial agreement with Adyen N.V. (“Adyen”) that, subject to meeting certain conditions, entitles us to acquire a fixed number of shares up to 5% of Adyen’s fully diluted issued and outstanding share capital at a specific date. The warrant has a term of seven years and vests in a series of four tranches, at a specified price per share (fixed for the first two tranches) upon meeting processing volume milestone targets on a calendar year basis. When or if a relevant milestone is reached, the warrant becomes exercisable with respect to the corresponding tranche of warrant shares up until the warrant expiration date of January 31, 2025. The maximum number of tranches that can vest in one calendar year is two.

The warrant is accounted for as a derivative under ASC Topic 815, Derivatives and Hedging. We report the warrant at fair value within other current assets in our condensed consolidated balance sheet and changes in the fair value of the warrant are recognized in loss on equity investments and warrant, net in our condensed consolidated statement of income. The day-one value attributable to the other side of the warrant, which was recorded as a deferred credit, is reported within other liabilities in our condensed consolidated balance sheet and is amortized over the life of the commercial arrangement. See “Note 7 — Fair Value Measurement of Assets and Liabilities” for information about the fair value measurement of the warrant.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Fair Value of Derivative Contracts

The following table presents fair values of our outstanding derivative instruments as of the dates indicated (in millions):

	Balance Sheet Location	June 30, 2024	December 31, 2023
Derivative Assets:
Foreign exchange contracts designated as cash flow hedges	Other current assets	$18	$10
Foreign exchange contracts not designated as hedging instruments	Other current assets	10	13
Warrant	Other current assets	339	364
Foreign exchange contracts designated as cash flow hedges	Other assets	13	9
Total derivative assets		$380	$396

Derivative Liabilities:
Foreign exchange contracts designated as cash flow hedges	Other current liabilities	$2	$14
Foreign exchange contracts not designated as hedging instruments	Other current liabilities	8	19
Total derivative liabilities		$10	$33

Total fair value of derivative instruments		$370	$363

Under the master netting agreements with the respective counterparties to our derivative contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis in our condensed consolidated balance sheet. As of June 30, 2024, the potential effect of rights of set-off associated with the foreign exchange contracts would be an offset to both assets and liabilities by $7 million, resulting in net derivative assets of $34 million and immaterial net derivative liabilities. As of June 30, 2024, there was no potential effect of rights of set-off associated with the interest rate contracts as there were no asset positions.

Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following tables present the activity of derivative instruments designated as cash flow hedges gross of tax as of June 30, 2024 and December 31, 2023, and the impact of these derivative contracts on AOCI as of the dates indicated (in millions):

	December 31, 2023	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Less: Amount of Gain (Loss) Reclassified From AOCI to Earnings	June 30, 2024
Foreign exchange contracts designated as cash flow hedges	$(64)	$13	$(20)	$(31)
Interest rate contracts designated as cash flow hedges	51	—	4	47
Total	$(13)	$13	$(16)	$16

	December 31, 2022	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Less: Amount of Gain (Loss) Reclassified From AOCI to Earnings	June 30, 2023
Foreign exchange contracts designated as cash flow hedges	$52	$(41)	$42	$(31)
Interest rate contracts designated as cash flow hedges	62	—	7	55
Total	$114	$(41)	$49	$24

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Effect of Derivative Contracts on Condensed Consolidated Statement of Income

The following table summarizes the total gain (loss) recognized in the condensed consolidated statement of income from our foreign exchange derivative contracts by location for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Foreign exchange contracts designated as cash flow hedges recognized in net revenues	$(10)	$14	$(20)	$43
Foreign exchange contracts designated as cash flow hedges recognized in cost of net revenues	—	—	—	(1)
Foreign exchange contracts not designated as hedging instruments recognized in interest income and other, net	12	10	20	6
Total gain (loss) recognized from foreign exchange derivative contracts in the condensed consolidated statement of income	$2	$24	$—	$48

The following table summarizes the total gain (loss) recognized in the condensed consolidated statement of income from our interest rate derivative contracts by location for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Gain (loss) from interest rate contracts designated as cash flow hedges recognized in interest expense	$2	$3	$4	$7
Gain (loss) from interest rate contracts designated as fair value hedges recognized in interest expense	1	—	2	—
Total gain (loss) recognized from interest rate derivative contracts in the condensed consolidated statement of income	$3	$3	$6	$7

The following table summarizes the total gain (loss) recognized in the condensed consolidated statement of income due to changes in the fair value of the warrant for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Gain (loss) attributable to changes in the fair value of warrant recognized in gain (loss) on equity investments and warrant, net	$(174)	$31	$(25)	$69

Notional Amounts of Derivative Contracts

Derivative transactions are measured in terms of the notional amount, but this amount is not recorded in our condensed consolidated balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. The notional amount is generally not exchanged, but is used only as the basis on which the value of foreign exchange payments under these contracts are determined. The following table presents the notional amounts of our outstanding derivatives as of the dates indicated (in millions):

	June 30, 2024	December 31, 2023
Foreign exchange contracts designated as cash flow hedges	$1,586	$1,699
Foreign exchange contracts not designated as hedging instruments	1,743	2,225
Total	$3,329	$3,924

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 7 — Fair Value Measurement of Assets and Liabilities

The following tables present our financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated (in millions):

	June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$1,963	$1,963	$—	$—
Customer accounts	478	478	—	—
Restricted cash included in other current assets	112	112	—	—
Restricted cash included in other assets	2	2	—	—
Total cash, cash equivalents and restricted cash	2,555	2,555	—	—
Derivatives	380	—	41	339
Short-term investments:
Corporate debt securities	2,749	—	2,749	—
Government and agency securities	454	—	454	—
Total short-term investments	3,203	—	3,203	—
Long-term investments:
Corporate debt securities	770	—	770	—
Government and agency securities	409	—	409	—
Equity investment under the fair value option	307	—	—	307
Total long-term investments	1,486	—	1,179	307
Total financial assets	$7,624	$2,555	$4,423	$646

Liabilities:
Aurelia option	$109	$—	$—	$109
Derivatives	$10	$—	$10	$—

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$1,985	$1,985	$—	$—
Customer accounts	481	481	—	—
Restricted cash included in other current assets	23	23	—	—
Restricted cash included in other assets	4	4	—	—
Total cash, cash equivalents and restricted cash	2,493	2,493	—	—
Equity investment in Adevinta	4,474	4,474	—	—
Derivatives	396	—	32	364
Short-term investments:
Corporate debt securities	2,162	—	2,162	—
Government and agency securities	371	—	371	—
Total short-term investments	2,533	—	2,533	—
Long-term investments:
Corporate debt securities	328	—	328	—
Government and agency securities	271	—	271	—
Equity investment under the fair value option	335	—	—	335
Total long-term investments	934	—	599	335
Total financial assets	$10,830	$6,967	$3,164	$699

Liabilities:
Other liabilities	$10	$—	$—	$10
Derivatives	$33	$—	$33	$—

Our financial assets and liabilities are valued using market prices on both active markets (Level 1), less active markets (Level 2) and little or no market activity (Level 3). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. Level 3 instrument valuations typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability. We did not have any transfers of financial instruments between valuation levels during the six months ended June 30, 2024.

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

The following table presents a reconciliation of the opening to closing balance of assets measured using significant unobservable inputs (Level 3) as of the dates indicated (in millions):

	June 30, 2024	December 31, 2023
Opening balance at beginning of period	$364	$214
Change in fair value	(25)	150
Closing balance at end of period	$339	$364

The following table presents quantitative information about Level 3 significant unobservable inputs used in the fair value measurement of the warrant as of June 30, 2024 (in millions, except percentages):

	Fair value	Valuation technique	Unobservable Input (1)	Range (weighted average)
Warrant	$339	Black-Scholes and Monte Carlo	Probability of vesting	0.0% - 95.0% (78.4%)
			Equity volatility	(44%)
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

Our equity investment in Adevinta was accounted for under the fair value option and classified within Level 1 in the fair value hierarchy as the fair value was measured based on Adevinta’s closing stock price and prevailing foreign exchange rate at each balance sheet date.

Our equity investment in Gmarket is accounted for under the fair value option.

The following table presents a reconciliation of the opening to closing balance of the equity investment in Gmarket measured using significant unobservable inputs (Level 3) as of the dates indicated (in millions):

	June 30, 2024	December 31, 2023
Opening balance at beginning of period	$335	$431
Change in fair value	(28)	(96)
Closing balance at end of period	$307	$335

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
This investment is classified within Level 3 in the fair value hierarchy as valuation of the investment reflects management’s estimate of assumptions that market participants would use in pricing the asset. The following table presents quantitative information about Level 3 significant unobservable inputs used in the fair value measurement of the equity investment in Gmarket as of June 30, 2024 that may have a significant impact on the overall valuation (in millions, except multiples):

	Fair value	Valuation technique	Unobservable Input (1)	Range
Equity investment in Gmarket	$307	Market multiples	Revenue multiple — GPC method	0.7x — 1.7x
			Revenue multiple — GMAC method	1.0x — 2.7x
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

Certain other immaterial equity investments under the fair value option aggregating to $47 million as of both June 30, 2024 and December 31, 2023 are measured at fair value using the net asset value per share (or its equivalent) practical expedient, and have not been classified in the fair value hierarchy.

Refer to “Note 5 — Investments” for further details about our equity investments.

Fair value measurement of Aurelia Option

In connection with the Transactions discussed in “Note 5 — Investments”, we granted Aurelia UK Feederco Limited the Aurelia Option, which, if exercised, would reduce our ownership in Aurelia to approximately 8.3% based on the outstanding equity of Aurelia as of the date of the Transactions. The Aurelia Option is valued using a Black-Scholes model where key inputs and assumptions used in the valuation include risk-free interest rates, the common stock price as of June 30, 2024, equity volatility, exercise price, and details specific to the Aurelia Option. The Aurelia Option is reported within the current liabilities section in our condensed consolidated balance sheet and is classified within Level 3 in the fair value hierarchy as the valuation reflects management’s estimate of assumptions that market participants would use in pricing the equity investment. The Aurelia Option was valued at $109 million as of June 30, 2024.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 8 — Debt

The following table summarizes the carrying value of our outstanding debt as of the dates indicated (in millions, except percentages):

	Coupon Rate	June 30, 2024	Effective Interest Rate	December 31, 2023	Effective Interest Rate
Long-Term Debt
Senior Notes:
Senior notes due 2024	3.450%	$750	3.531%	$750	3.531%
Senior notes due 2025	1.900%	800	1.803%	800	1.803%
Senior notes due 2025	5.900%	425	6.036%	425	6.036%
Senior notes due 2026	1.400%	750	1.252%	750	1.252%
Senior notes due 2027	3.600%	850	3.689%	850	3.689%
Senior notes due 2027	5.950%	300	6.064%	300	6.064%
Senior notes due 2030	2.700%	950	2.623%	950	2.623%
Senior notes due 2031	2.600%	750	2.186%	750	2.186%
Senior notes due 2032	6.300%	425	6.371%	425	6.371%
Senior notes due 2042	4.000%	750	4.114%	750	4.114%
Senior notes due 2051	3.650%	1,000	2.517%	1,000	2.517%
Total senior notes		7,750		7,750
Hedge accounting fair value adjustments (1)		1		2
Unamortized premium/(discount) and debt issuance costs		(27)		(29)
Less: Current portion of long-term debt		(1,550)		(750)
Total long-term debt		6,174		6,973

Short-Term Debt
Current portion of long-term debt		1,550		750
Unamortized premium/(discount) and debt issuance costs		1		—
Total short-term debt		1,551		750
Total Debt		$7,725		$7,723
(1) Includes the fair value adjustments to debt associated with terminated interest rate swaps which are being recorded as a reduction to interest expense over the remaining term of the related notes.

Senior Notes

On August 1, 2024, we repaid the $750 million aggregate principal amount of our previously outstanding 3.450% senior notes on the date of maturity.

In January 2023, we repaid the $1.2 billion aggregate principal amount of our previously outstanding floating rate and 2.750% senior notes on the date of maturity. Total cash consideration paid was $1.2 billion, as the redemption price was equal to 100% of the principal amount. In addition, we paid accrued and unpaid interest on the principal amount.

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

The effective interest rates for our senior notes include the interest payable, the amortization of debt issuance costs and the amortization of any original issue discount and premium on these senior notes. Interest on these senior notes is payable either quarterly or semiannually. Interest expense associated with these senior notes, including amortization of debt issuance costs, was approximately $64 million and $129 million during the three and six months ended June 30, 2024 compared to $64 million and $131 million during the same periods in 2023. As of June 30, 2024 and December 31, 2023, the estimated fair value of these senior notes, using Level 2 inputs, was approximately $7.0 billion and $7.1 billion, respectively.

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. As of June 30, 2024 and December 31, 2023, there were no commercial paper notes outstanding.

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

As of June 30, 2024, no borrowings were outstanding under our $2.0 billion Credit Agreement. However, as described above, we have an up to $1.5 billion commercial paper program and are required to maintain available borrowing capacity under our Credit Agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due, in an aggregate amount of $1.5 billion. As of June 30, 2024, no borrowings were outstanding under our commercial paper program; therefore, $2.0 billion of borrowing capacity was available for other purposes permitted by the Credit Agreement, subject to customary conditions to borrowing. The Credit Agreement includes a covenant limiting our consolidated leverage ratio to no more than 4.0:1.0, subject to, upon the occurrence of a qualified material acquisition, if so elected by us, a step-up to 4.5:1.0 for the four fiscal quarters completed following such qualified material acquisition. The Credit Agreement includes customary events of default, with corresponding grace periods in certain circumstances, including payment defaults, cross-defaults and bankruptcy-related defaults. In addition, the Credit Agreement contains customary affirmative and negative covenants, including restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case, subject to customary exceptions. The Credit Agreement also contains customary representations and warranties.

We were in compliance with all financial covenants in our outstanding debt instruments during the six months ended June 30, 2024.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 9 — Supplemental Consolidated Financial Information

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable represents amounts invoiced and revenue recognized prior to invoicing when we have satisfied our performance obligation and have the unconditional right to payment. The allowance for doubtful accounts and authorized credits is estimated based upon our assessment of various factors including historical experience, the age of the accounts receivable balances, current economic conditions reasonable and supportable forecasts, and other factors that may affect our customers’ ability to pay. The allowance for doubtful accounts and authorized credits was $45 million and $49 million as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, we reported an allowance for doubtful accounts of $22 million, reflecting a decrease of $1 million, net of write-offs of $11 million for the six months ended June 30, 2024. As of June 30, 2024, we reported an allowance for authorized credits of $23 million, reflecting a decrease of $3 million, net of write-offs of $5 million for the six months ended June 30, 2024. As of December 31, 2023, we reported an allowance for doubtful accounts of $23 million and an allowance for authorized credits of $26 million.

Deferred revenue consists of fees received related to unsatisfied performance obligations at the end of the period. Due to the generally short-term duration of contracts, the majority of the performance obligations are satisfied in the following reporting period. The amount of revenue recognized for the six months ended June 30, 2024 that was included in the deferred revenue balance at the beginning of the period was $30 million. The amount of revenue recognized for the six months ended June 30, 2023 that was included in the deferred revenue balance at the beginning of the period was $31 million.

Customer accounts and funds receivable

	June 30, 2024	December 31, 2023
	(In millions)
Customer accounts	$478	$481
Funds receivable	593	532
Customer accounts and funds receivable	$1,071	$1,013

Other current assets

	June 30, 2024	December 31, 2023
	(In millions)
Warrant	$339	$364
Prepaid expenses	136	116
Restricted cash	112	23
Income and other tax receivable	89	99
Accounts receivable, net	96	94
Short-term derivative assets	28	23
Other	232	292
Other current assets	$1,032	$1,011

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Accrued expenses and other current liabilities

	June 30, 2024	December 31, 2023
	(In millions)
Accrued sales and use tax and VAT	$478	$424
Compensation and related benefits	351	581
Accrued marketing expenses	209	181
Operating lease liabilities	120	118
Transaction loss reserve	119	125
Aurelia option	109	—
Accrued general and administrative expenses	74	79
Accrued legal matters	67	132
Accrued interest expense	56	56
Deferred revenue	33	34
Accrued restructuring	27	102
Other	361	364
Accrued expenses and other current liabilities	$2,004	$2,196

Loss on equity investments and warrant, net

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Unrealized change in fair value of equity investment in Adevinta	$—	$(210)	$(234)	$(36)
Realized change in fair value of shares sold in Adevinta	84	—	78	—
Unrealized change in fair value of equity investment in Gmarket	(22)	(29)	(28)	(40)
Unrealized change in fair value of equity investment in KakaoBank	—	(4)	—	(7)
Change in fair value of warrant	(174)	31	(25)	69
Fair value of Aurelia option	(109)	—	(109)	—
Loss on other investments	(1)	(2)	(1)	(2)
Total loss on equity investments and warrant, net	$(222)	$(214)	$(319)	$(16)

Interest income and other, net

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Interest income	$63	$48	$124	$90
Foreign exchange and other	3	(2)	10	(2)
Total interest income and other, net	$66	$46	$134	$88

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 10 — Commitments and Contingencies

Off-Balance Sheet Arrangements

As of June 30, 2024, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Litigation and Other Legal Matters

We are involved in legal and regulatory proceedings on an ongoing basis. If we believe that a loss arising from such matters is probable and can be reasonably estimated, we accrue the estimated liability in our financial statements. If only a range of estimated losses can be determined, we accrue an amount within the range that, in our judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we accrue the low end of the range. For those proceedings in which an unfavorable outcome is reasonably possible but not probable, we have disclosed an estimate of the reasonably possible loss or range of losses or we have concluded that an estimate of the reasonably possible loss or range of losses arising directly from the proceeding (i.e., monetary damages or amounts paid in judgment or settlement) is not material. If we cannot estimate the probable or reasonably possible loss or range of losses arising from a proceeding, we have disclosed that fact. In assessing the materiality of a proceeding, we evaluate, among other factors, the amount of monetary damages claimed, as well as the potential impact of non-monetary remedies sought by plaintiffs (e.g., injunctive relief) that may require us to change our business practices in a manner that could have a material adverse impact on our business. Legal fees are expensed as incurred.

On September 27, 2023, the U.S. Department of Justice, on behalf of the Environmental Protection Agency, filed a civil complaint in the U.S. District Court for the Eastern District of New York alleging that the Company is liable for the sale of regulated or illicit products manufactured and sold by third parties who listed such products on the Marketplace platforms in a manner that evaded and/or was designed to evade detection by the Company and in violation of the Clean Air Act, Federal Insecticide, Fungicide, and Rodenticide Act and the Toxic Substances Control Act. The Company intends to vigorously defend against these claims. If the Company is found to be liable for such activities on the Marketplace, it likely will be subject to monetary damages, changes in our business practices, or other remedies that could have a material adverse impact on our business. The Company is unable to predict whether additional litigation or proceedings may arise out of this matter.

In connection with litigation and other legal matters for which we believe a loss is probable, the Company has accrued for estimated losses of $67 million in the aggregate as of June 30, 2024. Given the uncertainties involved, the ultimate resolution of these matters could result in additional losses that may be material to our financial results for a particular period, depending on, among other factors, the size of the loss or liability imposed and the level of our net income or loss for that period.

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

The following table summarizes stock repurchase activity under our stock repurchase programs for the period indicated (in millions, except per share amounts):

	Shares Repurchased (1)	Average Price per Share (2)	Value of Shares Repurchased (2)	Remaining Amount Authorized
Balance as of January 1, 2024				$1,447
Authorization of additional repurchases in February 2024				2,000
Repurchase of shares of common stock	29	$51.88	$1,499	(1,499)
Balance as of June 30, 2024				$1,948
(1) These repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. None of the repurchased shares of common stock have been retired.
(2) Excludes broker commissions and excise tax accruals.

Dividends

The Company paid a total of $135 million and $133 million in cash dividends during the three months ended June 30, 2024 and 2023, respectively, and $274 million and $267 million in cash dividends during the six months ended June 30, 2024 and 2023, respectively. In July 2024, our Board declared a cash dividend of $0.27 per share of common stock to be paid on September 13, 2024 to stockholders of record as of August 30, 2024.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 12 — Employee Benefit Plans

Restricted Stock Unit Activity

The following table presents restricted stock unit (“RSU”) activity under our equity incentive plans for the period indicated (in millions):

Units
Outstanding as of January 1, 2024	24
Awarded	11
Vested	(5)
Forfeited	(3)
Outstanding as of June 30, 2024	27

The weighted average grant date fair value for RSUs awarded during the six months ended June 30, 2024 was $51.79 per share.

Stock-Based Compensation Expense

The following table presents the impact on our results of continuing operations of recording stock-based compensation expense for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of net revenues	$14	$14	$27	$27
Sales and marketing	25	25	48	45
Product development	77	74	141	133
General and administrative	38	41	84	77
Total stock-based compensation expense	$154	$154	$300	$282
Capitalized in product development	$5	$4	$10	$8

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

We have recognized the tax consequences of all foreign unremitted earnings and management has no specific plans to indefinitely reinvest the unremitted earnings of our foreign subsidiaries as of the balance sheet date. As of June 30, 2024, $292 million of our liability for deemed repatriation of foreign earnings was included in income taxes payable on our condensed consolidated balance sheet. As of December 31, 2023, $292 million of our liability for deemed repatriation of foreign earnings was included in other liabilities on our condensed consolidated balance sheet. We have not provided for deferred taxes on outside basis differences in our investments in our foreign subsidiaries that are unrelated to unremitted earnings. These basis differences will be indefinitely reinvested. A determination of the unrecognized deferred taxes related to these other components of our outside basis difference is not practicable.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 14 — Accumulated Other Comprehensive Income

The following tables summarize the changes in AOCI for the periods indicated (in millions):

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of March 31, 2024	$9	$(37)	$169	$30	$171
Other comprehensive income (loss) before reclassifications	(1)	6	(16)	(1)	(12)
Less: Amount of gain (loss) reclassified from AOCI	(8)	—	—	2	(6)
Net current period other comprehensive income (loss)	7	6	(16)	(3)	(6)
Balance as of June 30, 2024	$16	$(31)	$153	$27	$165

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of March 31, 2023	$61	$(79)	$223	$26	$231
Other comprehensive income (loss) before reclassifications	(20)	—	(37)	6	(51)
Less: Amount of gain (loss) reclassified from AOCI	17	—	—	(4)	13
Net current period other comprehensive income (loss)	(37)	—	(37)	10	(64)
Balance as of June 30, 2023	$24	$(79)	$186	$36	$167

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2023	$(13)	$(45)	$206	$37	$185
Other comprehensive income (loss) before reclassifications	13	14	(53)	(6)	(32)
Less: Amount of gain (loss) reclassified from AOCI	(16)	—	—	4	(12)
Net current period other comprehensive income (loss)	29	14	(53)	(10)	(20)
Balance as of June 30, 2024	$16	$(31)	$153	$27	$165

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2022	$114	$(98)	$222	$21	$259
Other comprehensive income (loss) before reclassifications	(41)	19	(36)	4	(54)
Less: Amount of gain (loss) reclassified from AOCI	49	—	—	(11)	38
Net current period other comprehensive income (loss)	(90)	19	(36)	15	(92)
Balance as of June 30, 2023	$24	$(79)	$186	$36	$167

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes the reclassifications out of AOCI for the periods indicated (in millions):

Details about AOCI Components	Affected Line Item in the Statement of Income	Amount of Gain (Loss) Reclassified From AOCI
		Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
Gains (losses) on cash flow hedges:
Foreign exchange contracts	Net revenues	$(10)	$14	$(20)	$43
Foreign exchange contracts	Cost of net revenues	—	—	—	(1)
Interest rate contracts	Interest income and other, net	2	3	4	7
	Income from continuing operations before income taxes	(8)	17	(16)	49
	Income tax provision	2	(4)	4	(11)
Total reclassifications for the period	Net income	$(6)	$13	$(12)	$38

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 15 — Restructuring

The following table summarizes restructuring reserve activity for the period indicated (in millions):

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Accrued liability, beginning of period	$57	$102
Payments	(33)	(69)
Adjustments	3	(6)
Accrued liability, end of period	$27	$27

During the first quarter of 2023, management approved plans to drive operational improvement that included the reduction of workforce. The reduction was substantially completed in the first quarter of 2023 and resulted in a pre-tax charge of $42 million.

During the fourth quarter of 2023, management approved plans to drive operational improvement that included the reduction of workforce that resulted in a pre-tax charge of $99 million. The reduction was substantially completed in the second quarter of 2024.

The restructuring charges incurred in the first and second quarters of 2024 and 2023 are included in general and administrative expenses in the condensed consolidated statement of income.

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the condensed consolidated financial statements and the related notes included in this report. This section of this Form 10-Q generally discusses items relating to the three and six-month periods ended June 30, 2024 and 2023 and comparisons between the respective periods.

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

In 2023 and through the second quarter of 2024, we experienced dynamic discretionary spending trends resulting from geopolitical events, inflationary pressure, foreign exchange rate volatility, elevated interest rates and lower consumer confidence. These trends are uncertain in duration and are expected to continue. In addition, our operating and financial results may continue to fluctuate as a result of changes in the legal and regulatory landscape and our response to those developments.

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

Quarter Highlights

Net revenues increased 1% to $2,572 million during the three months ended June 30, 2024 compared to the same period in 2023. FX-Neutral net revenues (as defined above) increased 2% during the three months ended June 30, 2024 compared to the same period in 2023. Operating margin increased to 21.3% for the three months ended June 30, 2024 compared to 20.4% for the same period in 2023.

We recorded $222 million of aggregate losses in loss on equity investments and warrant, net on our condensed consolidated statement of income during the three months ended June 30, 2024 compared to $214 million of aggregate losses recorded during the same period in 2023.

On May 29, 2024, we completed the previously announced sale of (1) 227 million Adevinta shares to Aurelia BidCo 1 Norway AS in exchange for approximately $2.4 billion in cash and (2) 177 million Adevinta shares to Aurelia Netherlands TopCo B.V. (“Aurelia”) in exchange for the issuance of 177 million shares of the new entity, Aurelia (collectively, the “Transactions”) valued at $1.9 billion representing approximately 18.3% ownership of the outstanding equity of Aurelia as of the date of the Transactions. In connection with the Transactions, we also granted Aurelia UK Feederco Limited a six month option to purchase Aurelia shares (the "Aurelia Option"), which, if exercised, would reduce our ownership in Aurelia to approximately 8.3% based on the outstanding equity of Aurelia as of the date of the Transactions. The Aurelia Option was valued at $109 million as of June 30, 2024. See “Note 5 — Investments” to the condensed consolidated financial statements included in this report for more information on the Transactions and the Aurelia Option.

We generated cash flow from continuing operating activities of $367 million during the three months ended June 30, 2024 compared to $605 million in the same period in 2023.

During the three months ended June 30, 2024, we made cash payments of $1.0 billion related to the purchase of common stock and $135 million in dividends.

In July 2024, our Board of Directors (our “Board”) declared a quarterly cash dividend of $0.27 per share of common stock to be paid on September 13, 2024 to stockholders of record as of August 30, 2024.

On August 1, 2024, we repaid the $750 million aggregate principal amount of our previously outstanding 3.450% senior notes on the date of maturity. We intend to issue up to $450 million of commercial paper to refinance a portion of the related debt.

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

The following table presents net revenues for the periods indicated (in millions, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Net revenues	$2,572	$2,540	1%	$5,128	$5,050	2%

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

	Quarter Ended
	March 31	June 30	September 30	December 31
2022
Net revenues	$2,483	$2,422	$2,380	$2,510
% change from prior quarter	(5)%	(2)%	(2)%	5%
2023
Net revenues	$2,510	$2,540	$2,500	$2,562
% change from prior quarter	—%	1%	(2)%	2%
2024
Net revenues	$2,556	$2,572	$—	$—
% change from prior quarter	—%	1%

Net Revenues by Geography

Revenues are attributed to U.S. and international geographies primarily based upon the country in which the customer is located. The following table presents net revenues by geography for the periods indicated (in millions, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
U.S.	$1,293	$1,265	2%	$2,595	$2,526	3%
Percentage of net revenues	50%	50%		51%	50%

International	1,279	1,275	0%	2,533	2,524	0%
Percentage of net revenues	50%	50%		49%	50%

Total net revenues (1)(2)	$2,572	$2,540	1%	$5,128	$5,050	2%
(1)Net revenues included $10 million and $20 million of hedging losses during the three and six months ended June 30, 2024, respectively, compared to $14 million and $43 million of hedging gains during the same periods in 2023.
(2)Foreign currency movements relative to the U.S. dollar had an unfavorable impact of $11 million and a favorable impact of $3 million on net revenues during the three and six months ended June 30, 2024, respectively, compared to unfavorable impacts of $9 million and $54 million during the same periods in 2023. The effect of foreign currency exchange rate movements during the three months ended June 30, 2024 compared to the same period in 2023 was primarily attributable to the strengthening of the U.S. dollar against the euro and other major currencies while the effect of foreign currency exchange rate movements during the six months ended June 30, 2024 compared to the same period in 2023 was primarily attributable to the weakening of the U.S. dollar against the euro and British pound.

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

The following table presents net revenues and our key operating metrics of GMV and take rate for the periods indicated. The following table also presents a reconciliation of FX-Neutral net revenues and FX-Neutral GMV (each as defined above) to our reported net revenues and GMV for the periods indicated (in millions, except percentages):

	Three Months Ended June 30,
	2024			2023	% Change
	As Reported (1)	Exchange Rate Effect	FX-Neutral	As Reported	As Reported	FX-Neutral
Net Revenues	$2,572	$(11)	$2,583	$2,540	1%	2%

GMV	$18,418	$(30)	$18,448	$18,214	1%	1%

Take rate	13.96%			13.95%	0.01%

	Six Months Ended June 30,
	2024			2023	% Change
	As Reported (1)	Exchange Rate Effect	FX-Neutral	As Reported	As Reported	FX-Neutral
Net Revenues	$5,128	$3	$5,125	$5,050	2%	2%

GMV	$37,041	$142	$36,899	$36,624	1%	1%

Take rate	13.84%			13.79%	0.05%
(1)Net revenues included $10 million and $20 million of hedging losses during the three and six months ended June 30, 2024, respectively, compared to $14 million and $43 million of hedging gains during the same periods in 2023.

The increase in net revenues is related to higher GMV driven by the investment in focus categories and the expansion of promoted listings products, eBay International Shipping and payment services. The increase in net revenues and GMV was impacted by dynamic discretionary spending trends resulting from geopolitical events, inflationary pressure, foreign exchange rate volatility, elevated interest rates and lower consumer confidence during the three and six months ended June 30, 2024 compared to the same periods in 2023.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Cost of net revenues (1)(2)	$735	$718	2%	$1,435	$1,418	1%
Percentage of net revenues	29%	28%		28%	28%
(1)Cost of net revenues were net of immaterial hedging activity during the three and six months ended June 30, 2024 and 2023, respectively.
(2)Foreign currency movements relative to the U.S. dollar had a favorable impact of $1 million and an unfavorable impact of $2 million on cost of net revenues during the three and six months ended June 30, 2024, respectively, compared to favorable impacts of $3 million and $15 million during the same periods in 2023.

The increase in cost of net revenues during the three months ended June 30, 2024 compared to the same period in 2023 was primarily due to a $25 million increase related to indirect tax matters, a $15 million increase in cost of promoted listings products and an $11 million disposition of data center equipment, partially offset by a

$17 million decrease in depreciation expense due to the change in our estimate of the useful lives for our servers and networking equipment and a $9 million decrease in payment processing costs driven by rate improvements.

The increase in cost of net revenues during the six months ended June 30, 2024 compared to the same period in 2023 was primarily due to a $30 million increase related to eBay International Shipping, a $26 million increase in cost of promoted listings products, a $29 million increase related to indirect tax matters and an $11 million disposition of data center equipment, partially offset by a $43 million decrease in depreciation expense due to the change in our estimate of the useful lives for our servers and networking equipment and a $20 million decrease in payment processing costs driven by rate improvements.

Operating Expenses

The following table presents operating expenses for the periods indicated (in millions, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Sales and marketing	$577	$566	2%	$1,118	$1,077	4%
Percentage of net revenues	22%	22%		22%	21%
Product development	379	392	(3)%	730	744	(2)%
Percentage of net revenues	15%	15%		14%	15%
General and administrative	241	251	(4)%	479	548	(13)%
Percentage of net revenues	9%	10%		9%	11%
Provision for transaction losses	86	90	(5)%	177	174	2%
Percentage of net revenues	3%	4%		3%	3%
Amortization of acquired intangible assets	5	5	—%	9	13	(30)%
Total operating expenses (1)(2)	$1,288	$1,304	(1)%	$2,513	$2,556	(2)%
(1)Operating expenses were net of immaterial hedging activity during the three and six months ended June 30, 2024 and 2023, respectively.
(2)Foreign currency movements relative to the U.S. dollar had a favorable impact of $6 million and $3 million on operating expenses during the three and six months ended June 30, 2024, respectively, compared to a favorable impact of $11 million and $41 million during the same periods in 2023.

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

The increase in sales and marketing expenses during the three months ended June 30, 2024 compared to the same period in 2023 was primarily due to a $44 million increase in advertising and marketing program costs (both online and offline), partially offset by a $23 million decrease in employee-related costs.

The increase in sales and marketing expenses during the six months ended June 30, 2024 compared to the same period in 2023 was primarily due to a $89 million increase in advertising and marketing program costs (both online and offline), partially offset by a $37 million decrease in employee-related costs.

Product Development

Product development expenses primarily consist of employee compensation (including stock-based compensation), contractor costs, facilities costs and depreciation on equipment. Product development expenses are net of required capitalization of major platform and other product development efforts, including the development and maintenance of our technology platform. Our top technology priorities include improving seller tools and buyer experiences across our platforms powered by intelligent computing at scale.

The decrease in product development expenses during the three and six months ended June 30, 2024 compared to the same periods in 2023 was primarily due to a decrease in employee-related costs. While employee costs are decreasing, we continue to invest in strategic areas such as browsing experience, search optimization and providing relevant recommendations to enhance the experience for our customers around the world.

Capitalized internal use and platform development costs were $28 million and $57 million during the three and six months ended June 30, 2024, respectively, compared to $28 million and $58 million during the same periods in 2023. These costs are primarily reflected as a cost of net revenues when amortized in future periods.

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

The decrease in general and administrative expenses during the three months ended June 30, 2024 compared to the same period in 2023 was primarily due to a decrease in employee-related costs.

The decrease in general and administrative expenses during the six months ended June 30, 2024 compared to the same period in 2023 was primarily due to a $48 million decrease in one-time restructuring costs. See “Note 15 — Restructuring” to the condensed consolidated financial statements included in this report for more information on the restructuring.

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

The decrease in provision for transaction losses during the three months ended June 30, 2024 compared to the same period in 2023 was primarily due to a slight decrease in buyer and seller fraud rates.

The increase in provision for transaction losses during the six months ended June 30, 2024 compared to the same period in 2023 was primarily due to a slight increase in buyer and seller fraud rates.

Loss on equity investments and warrant, net

Loss on equity investments and warrant, net primarily consists of gains and losses related to our various types of equity investments, including our equity investments in Adevinta ASA (“Adevinta”), Gmarket Global LLC (“Gmarket”) and KakaoBank Corp. (“KakaoBank”), and gains and losses due to changes in fair value of the warrant received from Adyen N.V. (“Adyen”) and the Aurelia Option (as defined in “Note 5 — Investments”). The following table presents loss on equity investments and warrant, net for the periods indicated (in millions, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Unrealized change in fair value of equity investment in Adevinta	$—	$(210)	100%	$(234)	$(36)	(550)%
Realized change in fair value of shares sold in Adevinta	84	—	100%	78	—	100%
Unrealized change in fair value of equity investment in Gmarket	(22)	(29)	24%	(28)	(40)	30%
Unrealized change in fair value of equity investment in KakaoBank	—	(4)	**	—	(7)	**
Change in fair value of warrant	(174)	31	(661)%	(25)	69	(136)%
Fair value of Aurelia option	(109)	—	(100)%	(109)	—	(100)%
Loss on other investments	(1)	(2)	**	(1)	(2)	**
Total loss on equity investments and warrant, net	$(222)	$(214)	(4)%	$(319)	$(16)	(1,894)%
Percentage of net revenues	(9)%	(8)%		(6)%	—%
** Not meaningful

The change in loss on equity investments and warrant, net during the three and six months ended June 30, 2024 compared to the same period in 2023 was primarily driven by the change in the fair value of our equity investments and the warrant as well as the realized gain from the sale of shares in Adevinta and the related fair value of the Aurelia Option. See “Note 5 — Investments” to the condensed consolidated financial statements included in this report for more information on the Adevinta Transactions and the Aurelia Option.

Interest Expense, Interest Income and Other, Net

Interest expense primarily consists of interest charges on amounts borrowed, commitment fees on unborrowed amounts under our credit agreement and interest expense on our outstanding debt securities and commercial paper, if any. Interest income and other, net primarily consists of interest earned on cash, cash equivalents and investments, gains and losses on foreign exchange transactions and transaction costs on acquisitions. The following table presents interest expense and interest income and other, net for the periods indicated (in millions, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Interest expense	$(65)	$(65)	—%	$(131)	$(133)	(2)%
Percentage of net revenues	(3)%	(3)%		(3)%	(3)%

Interest income	$63	$48	31%	$124	$90	38%
Foreign exchange and other	3	(2)	**	10	(2)	**
Total interest income and other, net	$66	$46	43%	$134	$88	52%
Percentage of net revenues	3%	2%		3%	2%
** Not meaningful

Interest expense decreased during the six months ended June 30, 2024 primarily due to a lower average notional amount of outstanding debt compared to the same period in 2023.

Interest income increased during the three and six months ended June 30, 2024 compared to the same periods in 2023 primarily due to higher yields on interest bearing instruments. We expect this trend to continue to a lesser extent in 2024.

Income Tax Provision

The following table presents provision for income taxes for the periods indicated (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income tax provision	$102	$113	$199	$274
Effective tax rate	31.1%	39.7%	23.0%	27.0%

The decrease in our effective tax rate for the three and six months ended June 30, 2024 compared to the same periods in 2023 was primarily due to the lapping of the increase in reserves for uncertain tax positions in 2023. The three months ended June 30, 2024 also includes the reversal of the benefit related to the apportionment of dividends recorded in the first quarter of 2024 due to a favorable court ruling, which was legislatively superseded in the California budget.

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

Liquidity and Capital Resources

Cash Flows

	Three Months Ended June 30,
	2024	2023
	(In millions)
Net cash provided by (used in):
Continuing operating activities	$982	$1,446
Continuing investing activities	902	424
Continuing financing activities	(1,805)	(1,458)
Effect of exchange rates on cash, cash equivalents and restricted cash	(17)	(6)
Net decrease in cash, cash equivalents and restricted cash - discontinued operations	—	(4)
Net increase in cash, cash equivalents and restricted cash	$62	$402

Continuing Operating Activities

Our operating cash flows arise primarily from cash received from our customers on our platforms offset by cash payments for sales and marketing, employee compensation and payment processing expenses.

Cash provided by continuing operating activities of $982 million in the six months ended June 30, 2024 compared to cash provided by continuing operating activities of $1.4 billion in the six months ended June 30, 2023 was primarily attributable to working capital movements and changes in non-cash items during the six months ended June 30, 2024 compared to the same period in 2023.

Continuing Investing Activities

Cash provided by continuing investing activities of $902 million in the six months ended June 30, 2024 was primarily attributable to proceeds of $6.7 billion from the maturities and sales of investments and proceeds of $2.4 billion from the sale of our equity investment in Adevinta, partially offset by cash paid for investments of $7.9 billion and property and equipment of $232 million.

The largely offsetting effects of purchases of investments and maturities and sale of investments results from the management of our investments. As our immediate cash needs change, purchase and sale activity will fluctuate.

Continuing Financing Activities

Cash used in continuing financing activities of $1.8 billion in the six months ended June 30, 2024 was primarily attributable to cash paid to repurchase $1.5 billion of common stock and $274 million paid in cash dividends.

The negative effect of exchange rate movements on cash, cash equivalents and restricted cash was due to the strengthening of the U.S. dollar against other currencies during the six months ended June 30, 2024 compared to the 2023 year-end rate.

Liquidity and Capital Resource Requirements

As of June 30, 2024 and December 31, 2023, we had assets classified as cash and cash equivalents as well as short-term and long-term non-equity investments, in an aggregate amount of $6.3 billion and $5.1 billion, respectively. These amounts do not include cash held on behalf of customers related to marketplace activity of $478 million and $481 million, respectively, which are recorded separately within customer accounts and funds receivable with a corresponding liability within customer accounts and funds payable in our condensed consolidated balance sheet. These amounts also do not include restricted cash held for purposes of safeguarding customer funds of $114 million and $27 million, respectively. We believe these assets together with cash expected to be generated from operations, borrowings available under our credit agreement and commercial paper program, and our access to capital markets, will be sufficient to satisfy our material cash requirements over the next 12 months and for the foreseeable future.

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

Senior Notes

In January 2023, we repaid the $1.2 billion aggregate principal amount of the floating rate and 2.750% senior notes due 2023. Total cash consideration paid was $1.2 billion, as the redemption price was equal to 100% of the principal amount. In addition, we paid accrued and unpaid interest on the principal amount.

As of June 30, 2024, we had fixed-rate senior notes outstanding for an aggregate principal amount of $7.8 billion, with $1.6 billion payable within 12 months. The net proceeds from the issuances of these senior notes are used for general corporate purposes, including, among other things, capital expenditures, share repurchases, repayment of indebtedness and possible acquisitions.

On August 1, 2024, we repaid the $750 million aggregate principal amount of our previously outstanding 3.450% senior notes on the date of maturity.

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. As of June 30, 2024, there were no commercial paper notes outstanding.

Credit Agreement

In March 2020, we entered into a credit agreement that provides for an unsecured $2.0 billion five-year credit facility (the “Prior Credit Agreement”).

In January 2024, we terminated the Prior Credit Agreement and entered into a new credit agreement (the “Credit Agreement”) that provides for an unsecured $2.0 billion five-year revolving credit facility. We may also, subject to the agreement of the applicable lenders, increase the commitments under the revolving credit facility by up to $1.0 billion. Funds borrowed under the Credit Agreement may be used for working capital, capital expenditures, acquisitions and other general corporate purposes and will bear interest at either (i) a customary forward-looking term rate based on the secured overnight financing rate published by CME Group for the relevant interest period plus an adjustment of 0.1% or (ii) a customary base rate formula, plus a margin (based on our public debt ratings) ranging from 0% to 0.375%. The covenants of the Credit Agreement are discussed in “Note 8 — Debt” to the condensed consolidated financial statements included in this report. As of June 30, 2024, no borrowings were outstanding under our $2.0 billion Credit Agreement.

Income Taxes

We are unable to reasonably predict the timing of settlement of liabilities related to unrecognized tax benefits of $472 million included in other liabilities on our condensed consolidated balance sheet as of June 30, 2024. The timing of the resolution and/or closure of audits is highly uncertain, and it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. However, given the number of years remaining subject to examination and the number of matters being examined, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.

As of June 30, 2024, our assets classified as cash and cash equivalents as well as short-term and long-term non-equity investments included assets held in certain of our foreign operations totaling approximately $1.9 billion. As we repatriate these funds to the United States, we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs. We have accrued deferred taxes for the tax effect of repatriating the funds to the United States. For additional details related to our income taxes, please see “Income Tax Provision” in our Results of Operations above and “Note 13 — Income Taxes” to the condensed consolidated financial statements included in this report.

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

During the six months ended June 30, 2024, we repurchased approximately $1.5 billion of our common stock under our stock repurchase program. As of June 30, 2024, a total of approximately $1.9 billion remained available for future repurchases of our common stock. See “Note 11 — Stockholders’ Equity” to the condensed consolidated financial statements included in this report for more information about our stock repurchase program.

Dividends

The Company paid a total of $135 million and $133 million in cash dividends during the three months ended June 30, 2024 and 2023, respectively, and $274 million and $267 million in cash dividends during the six months ended June 30, 2024 and 2023, respectively. In July 2024, our Board declared a cash dividend of $0.27 per share of common stock to be paid on September 13, 2024 to stockholders of record as of August 30, 2024.

Other Capital Resource Requirements

We actively monitor all counterparties that hold our cash and cash equivalents and non-equity investments, focusing primarily on the safety of principal and secondarily on improving yield on these assets. We diversify our cash and cash equivalents and investments among various counterparties in order to reduce our exposure should any one of these counterparties fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments; however, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets, including, without limitation, as a result of the impact of geopolitical events, inflationary pressure, lower consumer spending and foreign exchange rate volatility. At any point in time, we have funds in our operating accounts and customer accounts that are deposited and invested with third party financial institutions. We have entered into various indemnification agreements and, in the ordinary course of business, we have included limited indemnification provisions in certain of our agreements with parties with which we have commercial relations. It is not possible to determine the maximum potential loss under these various indemnification provisions due to our limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, losses recorded in our consolidated statement of income in connection with our indemnification provisions have not been significant, either individually or collectively. See “Note 10 — Commitments and Contingencies” to the condensed consolidated financial statements included in this report for more information about our indemnification provisions.

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

The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our cash equivalents, customer accounts and short-term and long-term investments in a variety of asset types, including bank deposits, government bonds and corporate debt securities. As of June 30, 2024, approximately 26% of our total cash and investments was held in cash and cash equivalents and customer accounts. As such, changes in interest rates will impact interest income. As discussed below, the fair market values of our fixed-rate securities may be adversely affected due to a rise in interest rates, and we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates.

As of June 30, 2024, the balance of our corporate debt and government bond securities was $4.4 billion, which represented approximately 47% of our total cash and investments. Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate investment securities may be adversely impacted due to a rise in interest rates. In general, fixed-rate securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease and may also suffer a decline in market value if interest rates increase. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. A hypothetical 1% (100 basis point) increase in interest rates would have resulted in a decrease in the fair value of our investments of $32 million and $20 million as of June 30, 2024 and December 31, 2023, respectively.

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

Equity Price Risk

Equity investments

Our equity investments are primarily investments in privately-held companies. Our consolidated results of operations include, as a component of loss on equity investments and warrant, net, our share of the net income or loss of the equity investments accounted for under the equity method of accounting, or the change in fair value of the equity method investments accounted for under the fair value option. Equity investments without readily determinable fair values are accounted for at cost, less impairment and adjusted for subsequent observable price changes obtained from orderly transactions for identical or similar investments issued by the same investee. Such changes in the basis of the equity investment are recognized in loss on equity investments and warrant, net. Equity investments under the fair value option are measured at fair value based on a quarterly valuation analysis and are classified within Level 3 in the fair value hierarchy as the valuation reflects management’s estimate of assumptions that market participants would use in pricing the equity investment. Subsequent changes in fair value are recognized in loss on equity investments and warrant, net.

As of June 30, 2024, our equity investments totaled $2.5 billion, which represented approximately 26% of our total cash and investments.

For additional details related to these investments, please see “Note 5 — Investments” to our condensed consolidated financial statements included in this report.

Warrant

We entered into a warrant agreement in conjunction with a commercial agreement with Adyen that, subject to meeting certain conditions, entitles us to acquire a fixed number of shares up to 5% of Adyen’s fully diluted issued and outstanding share capital at a specific date. As discussed in “Note 6 — Derivative Instruments” to our condensed consolidated financial statements included in this report, in 2021 we met the processing volume milestone target to vest the first tranche of the warrant, and we exercised the option to purchase shares of Adyen. The remaining tranches of the warrant are accounted for as a derivative instrument under ASC Topic 815, Derivatives and Hedging. Changes in Adyen’s common stock price and equity volatility may have a significant impact on the value of the warrant. As of June 30, 2024, a hypothetical one dollar change in the fair value of one share of Adyen’s common stock, holding other factors constant, would have increased or decreased the fair value of the warrant by approximately $0.4 million. For additional details related to the warrant, please see “Note 6 — Derivative Instruments” to our condensed consolidated financial statements included in this report.

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

The following table illustrates the fair values of outstanding foreign exchange contracts designated as cash flow hedges and foreign exchange contracts not designated for hedge accounting and the before-tax effect on fair values of a hypothetical adverse change in the foreign exchange rates that existed as of June 30, 2024. The sensitivity for foreign currency contracts is based on a 20% adverse change in foreign exchange rates, against relevant functional currencies.

	Fair Value Asset/(Liability)	Fair Value Sensitivity
	(In millions)
Foreign exchange contracts - Cash flow hedges	$29	$(65)
Foreign exchange contracts - Not designated for hedge accounting	$2	$(75)

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

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an immaterial adverse impact on income before income taxes as of June 30, 2024 taking into consideration the offsetting effect of foreign exchange forwards in place as of June 30, 2024.

Item 4:    Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2024.

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

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Stock repurchase activity during the three months ended June 30, 2024 was as follows:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (1)
April 30, 2024	4,148,511	$51.47	4,148,511	$2,734,959,172
May 31, 2024	7,036,407	$51.54	7,036,407	$2,372,306,488
June 30, 2024	7,927,381	$53.46	7,927,381	$1,948,472,536
	19,112,299		19,112,299
(1)Our stock repurchase program is intended to programmatically offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, to make opportunistic and programmatic repurchases of our common stock to reduce our outstanding share count. Any share repurchases under our stock repurchase program may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives.
In February 2024, our Board authorized an incremental $2.0 billion under our stock repurchase program in addition to the $4.0 billion previously authorized in 2022. Our stock repurchase program has no expiration from the date of authorization.
During the three months ended June 30, 2024, we repurchased approximately $1.0 billion of our common stock under our stock repurchase program. As of June 30, 2024, a total of approximately $1.9 billion remained available for future repurchases of our common stock.
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

Item 3:    Defaults Upon Senior Securities

Not applicable.

Item 4:    Mine Safety Disclosures

Not applicable.

Item 5:    Other Information

Rule 10b5-1 Trading Plans

On May 30, 2024, Jamie Iannone, our President and Chief Executive Officer, adopted a written trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “10b5-1 Plan”), which is designed to be in effect until May 30, 2025, subject to customary exceptions. His 10b5-1 Plan calls for potential sales from time to time of a portion of his shares, up to a maximum of 90,000 shares in the aggregate.

On June 12, 2024, Steve Priest, our Chief Financial Officer, adopted a 10b5-1 Plan, which is designed to be in effect until March 30, 2025, subject to customary exceptions. His 10b5-1 Plan calls for potential sales from time to time of a portion of his shares, as well as the sale of a percentage of shares that he could receive upon the future vesting of certain outstanding equity awards, net of any shares withheld by us to satisfy applicable taxes. The number of shares to be withheld, and thus the exact maximum number of shares to be sold pursuant to Mr. Priest’s 10b5-1 Plan, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, without subtracting any shares to be withheld upon future vesting events, the maximum aggregate number of shares to be sold pursuant to Mr. Priest’s 10b5-1 Plan is 64,129.

Item 6:    Exhibits

The information required by this Item is set forth in the Index to Exhibits of this Quarterly Report on Form 10-Q.

INDEX TO EXHIBITS

Exhibit Number	Filed or furnished with this 10-Q	Description
2.01
Bid Conduct Agreement, dated as of November 21, 2023, by and among eBay Inc., eBay International Holding GmbH, eBay International Management B.V., BCP Aurelia Luxco S.à r.l., Aurelia UK Feederco Limited, Aurelia Netherlands TopCo B.V., Aurelia BidCo Norway AS and Aurelia BidCo 1 Norway AS (filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed with the SEC on November 21, 2023 (File No. 001-37713) and incorporated herein by reference).†

2.02
Transaction Completion Agreement, dated as of November 21, 2023, by and among eBay Inc., eBay International Holding GmbH, eBay International Management B.V., BCP Aurelia Luxco S.à r.l., Aurelia UK Feederco Limited, Aurelia Netherlands TopCo B.V., Aurelia BidCo Norway AS and Aurelia BidCo 1 Norway AS (filed as Exhibit 2.2 to Registrant’s Current Report on Form 8-K filed with the SEC on November 21, 2023 (File No. 001-37713) and incorporated herein by reference).†

2.03
Amendment Agreement to Bid Conduct Agreement, dated as of May 10, 2024, by and among eBay Inc., eBay International Holding GmbH, eBay International Management B.V., BCP Aurelia Luxco S.à r.l., Aurelia UK Feederco Limited, Aurelia Netherlands TopCo B.V., Aurelia BidCo Norway AS and Aurelia BidCo 1 Norway AS (filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed with the SEC on May 10, 2024 (File No. 001-37713) and incorporated herein by reference).†

2.04
Amendment Agreement to Transaction Completion Agreement, dated as of May 10, 2024, by and among eBay Inc., eBay International Holding GmbH, eBay International Management B.V., BCP Aurelia Luxco S.à r.l., Aurelia UK Feederco Limited, Aurelia Netherlands TopCo B.V., Aurelia BidCo Norway AS and Aurelia BidCo 1 Norway AS (filed as Exhibit 2.2 to Registrant’s Current Report on Form 8-K filed with the SEC on May 10, 2024 (File No. 001-37713) and incorporated herein by reference).†

3.01
Registrant’s Amended and Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the SEC on June 23, 2023 (File No. 001-37713) and incorporated herein by reference).

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
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2024 were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statement of Income, (iii) Condensed Consolidated Statement of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders’ Equity and (v) Condensed Consolidated Statement of Cash Flows. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	X	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document and included in Exhibit 101.
† Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to supplementally furnish copies of any of the omitted schedules upon request by the SEC; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eBay Inc.
Principal Executive Officer:

		By:	/s/ Jamie Iannone
Jamie Iannone
Chief Executive Officer
Date:	August 1, 2024
Principal Financial Officer:

		By:	/s/ Steve Priest
Steve Priest
Chief Financial Officer
Date:	August 1, 2024
Principal Accounting Officer:

		By:	/s/ Rebecca Spencer
Rebecca Spencer
Vice President, Chief Accounting Officer
Date:	August 1, 2024