Form 10-Q
period 2024-09-30
EBAY INC
filed 2024-10-31
CIK 1065088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒
As of October 25, 2024, there were 479 million shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

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
•the impact of inflationary pressure, fluctuations in foreign currency exchange rates, elevated interest rates and geopolitical events such as the ongoing wars in Ukraine and in the Middle East;
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

A more complete description of these risks and uncertainties is included in “Part I — Item 1A: Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”), as well as in our condensed consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission (“SEC”). We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Item 1:    Financial Statements (unaudited)

eBay Inc.
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2024	December 31, 2023
	(In millions, except par value)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,589	$1,985
Short-term investments	3,302	2,533
Equity investment in Adevinta	—	4,474
Customer accounts and funds receivable	984	1,013
Other current assets	1,186	1,011
Total current assets	7,061	11,016
Long-term investments	1,534	1,129
Equity investment in Aurelia	1,910	—
Property and equipment, net	1,273	1,243
Goodwill	4,321	4,267
Operating lease right-of-use assets	428	493
Deferred tax assets	2,984	3,089
Other assets	404	383
Total assets	$19,915	$21,620
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$1,243	$750
Accounts payable	283	267
Customer accounts and funds payable	1,048	1,054
Accrued expenses and other current liabilities	2,275	2,196
Income taxes payable	790	253
Total current liabilities	5,639	4,520
Operating lease liabilities	326	387
Deferred tax liabilities	1,777	2,408
Long-term debt	6,175	6,973
Other liabilities	578	936
Total liabilities	14,495	15,224
Commitments and Contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 3,580 shares authorized; 482 and 517 shares outstanding	2	2
Additional paid-in capital	18,161	17,792
Treasury stock at cost, 1,260 and 1,218 shares	(50,382)	(48,114)
Retained earnings	37,407	36,531
Accumulated other comprehensive income	232	185
Total stockholders’ equity	5,420	6,396
Total liabilities and stockholders’ equity	$19,915	$21,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions, except per share amounts)
	(Unaudited)
Net revenues	$2,576	$2,500	$7,704	$7,550
Cost of net revenues	727	705	2,162	2,123
Gross profit	1,849	1,795	5,542	5,427
Operating expenses:
Sales and marketing	592	567	1,710	1,644
Product development	374	401	1,104	1,145
General and administrative	194	283	673	831
Provision for transaction losses	89	85	266	259
Amortization of acquired intangible assets	5	4	14	17
Total operating expenses	1,254	1,340	3,767	3,896
Income from operations	595	455	1,775	1,531
Interest and other:
Gain (loss) on equity investments and warrant, net	199	1,212	(120)	1,196
Interest expense	(63)	(65)	(194)	(198)
Interest income and other, net	66	59	200	147
Income from continuing operations before income taxes	797	1,661	1,661	2,676
Income tax provision	(161)	(355)	(360)	(629)
Income from continuing operations	636	1,306	1,301	2,047
Loss from discontinued operations, net of income taxes	(2)	(1)	(5)	(4)
Net income	$634	$1,305	$1,296	$2,043

Income per share - basic:
Continuing operations	$1.31	$2.47	$2.59	$3.84
Discontinued operations	—	—	(0.01)	(0.01)
Net income per share - basic	$1.31	$2.47	$2.58	$3.83

Income per share - diluted:
Continuing operations	$1.29	$2.46	$2.57	$3.81
Discontinued operations	—	—	(0.01)	(0.01)
Net income per share - diluted	$1.29	$2.46	$2.56	$3.80

Weighted-average shares:
Basic	487	529	502	533
Diluted	494	532	507	537

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
	(Unaudited)
Net income	$634	$1,305	$1,296	$2,043
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation gains (losses)	66	(30)	13	(66)
Unrealized gains on investments, net	31	13	45	32
Tax expense on unrealized gains on investments, net	(7)	(3)	(11)	(7)
Unrealized gains (losses) on hedging activities, net	(29)	40	—	(50)
Tax benefit (expense) on unrealized gains (losses) on hedging activities, net	6	(8)	—	11
Other comprehensive income (loss), net of tax	67	12	47	(80)
Comprehensive income	$701	$1,317	$1,343	$1,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions, except per share amounts)
	(Unaudited)
Common stock:
Balance, beginning of period	$2	$2	$2	$2
Common stock issued	—	—	—	—
Common stock repurchased	—	—	—	—
Balance, end of period	2	2	2	2
Additional paid-in-capital:
Balance, beginning of period	18,058	17,529	17,792	17,279
Common stock and stock-based awards issued	—	—	53	48
Tax withholdings related to net share settlements of restricted stock units and awards	(50)	(38)	(146)	(126)
Stock-based compensation	147	144	448	426
Other	6	4	14	12
Balance, end of period	18,161	17,639	18,161	17,639
Treasury stock at cost:
Balance, beginning of period	(49,626)	(47,205)	(48,114)	(46,702)
Common stock repurchased	(756)	(657)	(2,268)	(1,160)
Balance, end of period	(50,382)	(47,862)	(50,382)	(47,862)
Retained earnings:
Balance, beginning of period	36,910	34,775	36,531	34,315
Net income	634	1,305	1,296	2,043
Dividends and dividend equivalents declared	(137)	(139)	(420)	(417)
Balance, end of period	37,407	35,941	37,407	35,941
Accumulated other comprehensive income:
Balance, beginning of period	165	167	185	259
Foreign currency translation adjustment	66	(30)	13	(66)
Change in unrealized gains on investments	31	13	45	32
Change in unrealized gains (losses) on derivative instruments	(29)	40	—	(50)
Tax benefit (provision) on above items	(1)	(11)	(11)	4
Balance, end of period	232	179	232	179
Total stockholders’ equity	$5,420	$5,899	$5,420	$5,899

Dividends and dividend equivalents declared per share or restricted stock unit	$0.27	$0.25	$0.81	$0.75

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2024	2023
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income	$1,296	$2,043
Loss from discontinued operations, net of income taxes	5	4
Adjustments:
Provision for transaction losses	266	259
Depreciation and amortization	245	305
Stock-based compensation	446	426
Loss on investments and other, net	84	88
Deferred income taxes	(534)	95
Change in fair value of warrant	(120)	40
Change in fair value of equity investment in Adevinta	156	(1,331)
Changes in assets and liabilities, net of acquisition effects	(107)	379
Net cash provided by continuing operating activities	1,737	2,308
Net cash used in discontinued operating activities	—	(4)
Net cash provided by operating activities	1,737	2,304
Cash flows from investing activities:
Purchases of property and equipment	(341)	(330)
Purchases of investments	(11,472)	(10,607)
Maturities of investments	10,421	11,499
Proceeds from sale of shares in Adevinta	2,410	—
Other	(67)	(42)
Net cash provided by investing activities	951	520
Cash flows from financing activities:
Proceeds from issuance of common stock	58	48
Repurchases of common stock	(2,238)	(1,118)
Payments for taxes related to net share settlements of restricted stock units and awards	(136)	(136)
Payments for dividends	(405)	(399)
Repayment of debt	(750)	(1,150)
Borrowings under commercial paper program	441	—
Net funds receivable and payable activity	230	684
Other	(14)	—
Net cash used in financing activities	(2,814)	(2,071)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	5	(16)
Net increase (decrease) in cash, cash equivalents and restricted cash	(121)	737
Cash, cash equivalents and restricted cash at beginning of period	2,493	2,272
Cash, cash equivalents and restricted cash at end of period	$2,372	$3,009

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued)

	Nine Months Ended September 30,
	2024	2023
	(In millions)
	(Unaudited)
Supplemental cash flow disclosures:
Cash paid for:
Interest	$179	$192
Income taxes	$640	$97

The following table reconciles cash, cash equivalents and restricted cash as reported in the condensed consolidated balance sheet to the total of the same amounts presented in the condensed consolidated statement of cash flows as of the dates indicated:

	September 30,
	2024	2023
	(In millions)
	(Unaudited)
Cash and cash equivalents	$1,589	$2,550
Customer accounts (including restricted cash of $185 and $0, respectively)	679	430
Restricted cash included in other current assets	102	25
Restricted cash included in other assets	2	4
Cash, cash equivalents and restricted cash	$2,372	$3,009

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

We review the useful lives of equipment on an ongoing basis, and effective January 1, 2024 we changed our estimate of the useful lives for our servers and networking equipment from three years to four years. The longer useful lives are due to continuous improvements in our hardware, software, and data center designs. The effect of this change in estimate for the three months ended September 30, 2024, based on servers and network equipment that were included in “Property and equipment, net” as of December 31, 2023 and those acquired during the nine months ended September 30, 2024, was a reduction in depreciation expense of $14 million and an increase to net income of $11 million, or $0.02 per basic share and $0.02 per diluted share. The effect of this change in estimate for the nine months ended September 30, 2024, based on servers and network equipment that were included in “Property and equipment, net” as of December 31, 2023 and those acquired during the nine months ended September 30, 2024, was a reduction in depreciation expense of $57 million and an increase to net income of $45 million, or $0.09 per basic share and $0.09 per diluted share.

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

For equity method investments, our share of the investees’ results of operations is included in “Interest income and other, net” and investment balances are included in “Long-term investments”. For equity method investments under the fair value option, the change in fair value of the investment is included in “Gain (loss) on equity investments and warrant, net” and investment balances are included in “Long-term investments”, other than our equity interest in Adevinta ASA (“Adevinta”), which was included in the “Current assets” section on the condensed consolidated balance sheet as of December 31, 2023 as discussed in “Note 5 — Investments.”

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

Effective January 1, 2024, certain immaterial prior period balances have been reclassified to conform to the current period presentation in the condensed consolidated financial statements and the accompanying notes. Specifically, immaterial restricted cash balances previously reported as components of “Short-term investments” and “Long-term investments” are now reported within the “Other current assets” and “Other assets” sections, respectively, in our condensed consolidated balance sheet.

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

We are exposed to credit losses from customer accounts and funds receivable balances held by third party financial institutions and payment processors. We assess these balances for credit loss based on a review of the average period for which the funds are held, current credit ratings and our assessment of the probability of default and loss given default models. In the first nine months of 2024 and 2023, no credit-related losses were recorded.

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

The following table presents the computation of basic and diluted net income per share for the periods indicated (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Income from continuing operations	$636	$1,306	$1,301	$2,047
Loss from discontinued operations, net of income taxes	(2)	(1)	(5)	(4)
Net income	$634	$1,305	$1,296	$2,043
Denominator:
Weighted average shares of common stock - basic	487	529	502	533
Dilutive effect of equity incentive awards	7	3	5	4
Weighted average shares of common stock - diluted	494	532	507	537

Income per share - basic:
Continuing operations	$1.31	$2.47	$2.59	$3.84
Discontinued operations	—	—	(0.01)	(0.01)
Net income per share - basic	$1.31	$2.47	$2.58	$3.83
Income per share - diluted:
Continuing operations	$1.29	$2.46	$2.57	$3.81
Discontinued operations	—	—	(0.01)	(0.01)
Net income per share - diluted	$1.29	$2.46	$2.56	$3.80
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	4	10	13	10

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 3 — Goodwill and Intangible Assets

Goodwill

The following table presents goodwill activity for the period indicated (in millions):

	December 31, 2023	Goodwill Acquired	Adjustments	September 30, 2024
Goodwill	$4,267	$54	$—	$4,321

Goodwill acquired during the nine months ended September 30, 2024 relates to the second quarter acquisition of Goldin, a leading U.S.-based auction house for high-value trading cards and collectibles. The adjustments to goodwill during the nine months ended September 30, 2024 were immaterial.

Intangible Assets

Intangible assets are reported within “Other assets” in our condensed consolidated balance sheet. The following table presents components of identifiable intangible assets as of the dates indicated (in millions, except years):

	September 30, 2024				December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Intangible assets:
Customer lists and user base	$253	$(203)	$50	8	$245	$(203)	$42	8
Marketing related	101	(61)	40	7	79	(58)	21	6
Developed technologies	239	(201)	38	4	240	(191)	49	4
All other	159	(158)	1	3	159	(157)	2	3
Total	$752	$(623)	$129		$723	$(609)	$114

For the three and nine months ended September 30, 2024, amortization expense for intangible assets was $10 million and $27 million, respectively, compared to $8 million and $26 million during the same periods in 2023.

The following table presents expected future intangible asset amortization as of the date indicated (in millions):

September 30, 2024
Remaining 2024	$11
2025	39
2026	29
2027	24
2028	7
Thereafter	19
Total	$129

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

The accounting policies of our segment are the same as those described in “Note 1 — The Company and Summary of Significant Accounting Policies.”

The following table summarizes the allocation of net revenues based on geography for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
U.S.	$1,302	$1,259	$3,897	$3,785
United Kingdom	397	406	1,179	1,200
China	293	264	859	764
Germany	238	235	727	731
Rest of world	346	336	1,042	1,070
Total net revenues	$2,576	$2,500	$7,704	$7,550

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 5 — Investments

The following tables summarize the unrealized gains and losses and estimated fair value of our investments classified as available-for-sale debt securities as of the dates indicated (in millions):

	September 30, 2024
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$2,585	$3	$(3)	$2,585
Government and agency securities	724	—	(7)	717
	$3,309	$3	$(10)	$3,302
Long-term investments:
Corporate debt securities	$655	$10	$(1)	$664
Government and agency securities	294	1	(3)	292
	$949	$11	$(4)	$956

	December 31, 2023
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$2,170	$—	$(8)	$2,162
Government and agency securities	382	—	(11)	371
	$2,552	$—	$(19)	$2,533
Long-term investments:
Corporate debt securities	$338	$—	$(10)	$328
Government and agency securities	287	—	(16)	271
	$625	$—	$(26)	$599

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
We regularly review investment securities for credit impairment using both qualitative and quantitative criteria. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses will be recorded through interest income and other, net for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. We did not recognize any credit-related impairment through an allowance for credit losses as of September 30, 2024.

Investment securities in a continuous loss position for less than 12 months had an estimated fair value of $1.3 billion and unrealized losses of $1 million as of September 30, 2024 compared to an estimated fair value of $1.5 billion and unrealized losses of $2 million as of December 31, 2023. Investment securities in a continuous loss position for greater than 12 months had an estimated fair value of $728 million and unrealized losses of $13 million as of September 30, 2024 compared to an estimated fair value of $1.1 billion and unrealized losses of $43 million as of December 31, 2023. Refer to “Note 14 — Accumulated Other Comprehensive Income” for amounts reclassified to earnings from unrealized gains and losses.

The following table presents estimated fair values of our short-term and long-term investments classified as available-for-sale debt securities by date of contractual maturity as of the date indicated (in millions):

September 30, 2024
One year or less	$3,302
One year through two years	369
Two years through three years	582
Three years through four years	—
Four years through five years	—
Thereafter	5
Total	$4,258

Equity Investments

The following table summarizes our equity investments as of the dates indicated (in millions):

	Balance Sheet Location	September 30, 2024	December 31, 2023
Equity investment in Adevinta	Equity investment in Adevinta	$—	$4,474
Equity investment in Aurelia	Equity investment in Aurelia	1,910	—
Other equity investments under the fair value option	Long-term investments	378	382
Other equity investments without readily determinable fair values	Long-term investments	144	93
Equity investments under the equity method of accounting	Long-term investments	56	55
Total equity investments		$2,488	$5,004

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

At the initial recognition of this equity investment in Adevinta, we elected the fair value option where subsequent changes in fair value are recognized in “Gain (loss) on equity investments and warrant, net” in the condensed consolidated statement of income. The investment was reported within the “Current assets” section in our condensed consolidated balance sheet and was classified within Level 1 in the fair value hierarchy. Refer to “Note 7 — Fair Value Measurement of Assets and Liabilities” for more information. The fair value of the investment was $4,474 million as of December 31, 2023.

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

For the nine months ended September 30, 2024, an unrealized loss of $234 million and a realized gain on sale of $78 million were recorded in “Gain (loss) on equity investments and warrant, net” on our condensed consolidated statement of income related to the sale of the investment in Adevinta.

In connection with the Transactions, during the nine months ended September 30, 2024 we reduced “Deferred tax liabilities” by $456 million and increased “Income taxes payable” by $458 million on our condensed consolidated balance sheet related to the taxable gain on disposition of Adevinta shares.

For the three and nine months ended September 30, 2023, unrealized gains of $1,367 million and $1,331 million, respectively, were recorded in “Gain (loss) on equity investments and warrant, net” on our condensed consolidated statement of income related to the change in fair value of the investment in Adevinta.

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

At the initial recognition of this equity investment, we elected the fair value option where subsequent changes in fair value are recognized in “Gain (loss) on equity investments and warrant, net” in the condensed consolidated statement of income. The investment is reported within “Long-term investments” in our condensed consolidated balance sheet and is classified within Level 3 in the fair value hierarchy as the valuation reflects management’s estimate of assumptions that market participants would use in pricing the equity investment. We believe the fair value option election creates more transparency of the current value in the equity investment in Gmarket. Refer to “Note 7 — Fair Value Measurement of Assets and Liabilities” for more information.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the three and nine months ended September 30, 2024, unrealized gains of $16 million and unrealized losses of $12 million, respectively, related to the change in fair value of the investment were recorded in “Gain (loss) on equity investments and warrant, net” on our condensed consolidated statement of income compared to $43 million and $83 million of unrealized losses recorded during the same periods in 2023. The fair value of the investment was $323 million and $335 million as of September 30, 2024 and December 31, 2023, respectively.

Other investments

Certain other individually immaterial equity investments aggregating to $55 million as of September 30, 2024 and $47 million as of December 31, 2023 are measured at fair value using the net asset value per share (or its equivalent) practical expedient, and have not been classified in the fair value hierarchy. Refer to “Note 7 — Fair Value Measurement of Assets and Liabilities” for more information.

Equity investments without readily determinable fair values

Equity investments without readily determinable fair values are non-marketable equity securities, which are investments in privately-held companies for which we do not exercise significant influence and are accounted for under the measurement alternative. Under the measurement alternative, the carrying value is measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Changes in value and impairments of equity investments without readily determinable fair values are recognized in “Gain (loss) on equity investments and warrant, net” in our condensed consolidated statement of income. Equity investments without readily determinable fair values are presented within “Long-term investments” in our condensed consolidated balance sheet.

Equity investment in Aurelia

As discussed in the “Equity Investment in Adevinta” section above, our equity investment in Aurelia is accounted for under the measurement alternative as we are not able to exercise significant influence over Aurelia. For the three and nine months ended September 30, 2024, no upward or downward adjustments to the carrying value of our equity investment in Aurelia were recorded. The carrying value of the investment was $1.9 billion as of September 30, 2024.

In connection with the Transactions discussed above, we also granted Aurelia UK Feederco Limited a six month option to purchase Aurelia shares (the "Aurelia Option"), which, if exercised, would reduce our ownership in Aurelia to approximately 8.3% of the outstanding equity of Aurelia. The Aurelia Option is reported within the “Current liabilities” section in our condensed consolidated balance sheet and is classified within Level 3 in the fair value hierarchy as the valuation reflects management’s estimate of assumptions that market participants would use in pricing the equity investment. The Aurelia Option was valued at $74 million as of September 30, 2024. Refer to “Note 7 — Fair Value Measurement of Assets and Liabilities” for more information.

Other equity investments without readily determinable fair values

For the three and nine months ended September 30, 2024, we recorded additions of $10 million and $51 million compared to immaterial additions during the same periods in 2023. The change in value of our other equity method investments without readily determinable fair values for each of the three and nine-month periods ended September 30, 2024 and 2023 was immaterial both individually and in the aggregate.

Other equity method investments

We account for certain other individually immaterial equity investments through which we exercise significant influence but do not have control over the investee under the equity method. Our consolidated results of operations include, as a component of “Interest income and other, net”, our share of the net income or loss of the equity investments. Equity method investments are presented within “Long-term investments” in our condensed consolidated balance sheet. Our share of the net income or loss of equity method investments for each of the three and nine-month periods ended September 30, 2024 and 2023 was immaterial both individually and in the aggregate.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gains and losses on equity investments

The following table summarizes unrealized gains and losses on equity investments held as of September 30, 2024 and presented within “Gain (loss) on equity investments and warrant, net” for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net gains (losses) recognized during the period on equity investments	$19	$1,321	$(166)	$1,236
Less: Net gains recognized during the period on equity investments sold during the period	—	—	78	—
Total unrealized gains (losses) on equity investments held, end of period	$19	$1,321	$(244)	$1,236

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

Cash Flow Hedges

For derivative instruments that are designated as cash flow hedges, the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (“AOCI”) and subsequently reclassified into earnings in the same period the forecasted hedged transaction affects earnings. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Unrealized gains and losses in AOCI associated with such derivative instruments are immediately reclassified into earnings. As of September 30, 2024, we have estimated that approximately $38 million of net derivative losses related to our foreign exchange cash flow hedges and $8 million of net derivative gains related to our interest rate cash flow hedges included in AOCI will be reclassified into earnings within the next 12 months. We classify cash flows related to our cash flow hedges as operating activities in our condensed consolidated statement of cash flows.

Non-Designated Hedges

Our derivatives not designated as hedging instruments consist of foreign currency forward contracts that we primarily use to hedge monetary assets or liabilities, including intercompany balances and equity investments denominated in non-functional currencies. The gains and losses on our derivatives not designated as hedging instruments are recorded in “Interest income and other, net”, which are offset by the foreign currency gains and losses on the related assets and liabilities that are also recorded in “Interest income and other, net”. We classify cash flows related to our non-designated hedging instruments in the same line item as the cash flows of the related assets or liabilities, which is generally within operating activities in our condensed consolidated statement of cash flows. Cash flows related to the settlement of non-designated hedging instruments related to equity investments are classified within investing activities in our condensed consolidated statement of cash flows.

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

The warrant is accounted for as a derivative under ASC Topic 815, Derivatives and Hedging. We report the warrant at fair value within “Other current assets” in our condensed consolidated balance sheet and changes in the fair value of the warrant are recognized in “Gain (loss) on equity investments and warrant, net” in our condensed consolidated statement of income. The day-one value attributable to the other side of the warrant, which was recorded as a deferred credit, is reported within “Other liabilities” in our condensed consolidated balance sheet and is amortized over the life of the commercial arrangement. See “Note 7 — Fair Value Measurement of Assets and Liabilities” for information about the fair value measurement of the warrant.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 15, 2024, we met the processing volume milestone target to vest the second tranche of the Adyen warrant. Upon vesting of the second tranche, we exercised the option to purchase approximately 404 thousand shares of Adyen valued at $630 million on the settlement date of October 30, 2024 in exchange for $108 million in cash.

Fair Value of Derivative Contracts

The following table presents fair values of our outstanding derivative instruments as of the dates indicated (in millions):

	Balance Sheet Location	September 30, 2024	December 31, 2023
Derivative Assets:
Foreign exchange contracts designated as cash flow hedges	Other current assets	$7	$10
Foreign exchange contracts not designated as hedging instruments	Other current assets	9	13
Warrant	Other current assets	484	364
Foreign exchange contracts designated as cash flow hedges	Other assets	6	9
Total derivative assets		$506	$396

Derivative Liabilities:
Foreign exchange contracts designated as cash flow hedges	Other current liabilities	$7	$14
Foreign exchange contracts not designated as hedging instruments	Other current liabilities	13	19
Total derivative liabilities		$20	$33

Total fair value of derivative instruments		$486	$363

Under the master netting agreements with the respective counterparties to our derivative contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis in our condensed consolidated balance sheet. As of September 30, 2024, the potential effect of rights of set-off associated with the foreign exchange contracts would be an offset to both assets and liabilities by $14 million, resulting in net derivative assets of $8 million and net derivative liabilities of $6 million. As of September 30, 2024, there was no potential effect of rights of set-off associated with the interest rate contracts as there were no asset positions.

Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following tables present the activity of derivative instruments designated as cash flow hedges gross of tax as of September 30, 2024 and December 31, 2023, and the impact of these derivative contracts on AOCI as of the dates indicated (in millions):

	December 31, 2023	Amount of Loss Recognized in Other Comprehensive Income	Less: Amount of Gain (Loss) Reclassified From AOCI to Earnings	September 30, 2024
Foreign exchange contracts designated as cash flow hedges	$(64)	$(26)	$(32)	$(58)
Interest rate contracts designated as cash flow hedges	51	—	6	45
Total	$(13)	$(26)	$(26)	$(13)

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2022	Amount of Gain Recognized in Other Comprehensive Income	Less: Amount of Gain Reclassified From AOCI to Earnings	September 30, 2023
Foreign exchange contracts designated as cash flow hedges	$52	$2	$43	$11
Interest rate contracts designated as cash flow hedges	62	—	9	53
Total	$114	$2	$52	$64

Effect of Derivative Contracts on Condensed Consolidated Statement of Income

The following table summarizes the total gain (loss) recognized in the condensed consolidated statement of income from our foreign exchange derivative contracts by location for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Foreign exchange contracts designated as cash flow hedges recognized in net revenues	$(11)	$2	$(31)	$45
Foreign exchange contracts designated as cash flow hedges recognized in cost of net revenues	(1)	(1)	(1)	(2)
Foreign exchange contracts not designated as hedging instruments recognized in interest income and other, net	(16)	(2)	4	4
Total gain (loss) recognized from foreign exchange derivative contracts in the condensed consolidated statement of income	$(28)	$(1)	$(28)	$47

The following table summarizes the total gain recognized in the condensed consolidated statement of income from our interest rate derivative contracts by location for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Gain from interest rate contracts designated as cash flow hedges recognized in interest expense	$2	$2	$6	$9
Gain from interest rate contracts designated as fair value hedges recognized in interest expense	—	—	2	—
Total gain recognized from interest rate derivative contracts in the condensed consolidated statement of income	$2	$2	$8	$9

The following table summarizes the total gain (loss) recognized in the condensed consolidated statement of income due to changes in the fair value of the warrant for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Gain (loss) attributable to changes in the fair value of warrant recognized in gain (loss) on equity investments and warrant, net	$145	$(109)	$120	$(40)

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

	September 30, 2024	December 31, 2023
Foreign exchange contracts designated as cash flow hedges	$1,395	$1,699
Foreign exchange contracts not designated as hedging instruments	1,509	2,225
Total	$2,904	$3,924

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 7 — Fair Value Measurement of Assets and Liabilities

The following tables present our financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated (in millions):

	September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$1,589	$1,589	$—	$—
Customer accounts	679	679	—	—
Restricted cash included in other current assets	102	102	—	—
Restricted cash included in other assets	2	2	—	—
Total cash, cash equivalents and restricted cash	2,372	2,372	—	—
Derivatives	506	—	22	484
Short-term investments:
Corporate debt securities	2,585	—	2,585	—
Government and agency securities	717	—	717	—
Total short-term investments	3,302	—	3,302	—
Long-term investments:
Corporate debt securities	664	—	664	—
Government and agency securities	292	—	292	—
Equity investment under the fair value option	323	—	—	323
Total long-term investments	1,279	—	956	323
Total financial assets	$7,459	$2,372	$4,280	$807

Liabilities:
Aurelia option	$74	$—	$—	$74
Derivatives	$20	$—	$20	$—

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$1,985	$1,985	$—	$—
Customer accounts	481	481	—	—
Restricted cash included in other current assets	23	23	—	—
Restricted cash included in other assets	4	4	—	—
Total cash, cash equivalents and restricted cash	2,493	2,493	—	—
Equity investment in Adevinta	4,474	4,474	—	—
Derivatives	396	—	32	364
Short-term investments:
Corporate debt securities	2,162	—	2,162	—
Government and agency securities	371	—	371	—
Total short-term investments	2,533	—	2,533	—
Long-term investments:
Corporate debt securities	328	—	328	—
Government and agency securities	271	—	271	—
Equity investment under the fair value option	335	—	—	335
Total long-term investments	934	—	599	335
Total financial assets	$10,830	$6,967	$3,164	$699

Liabilities:
Other liabilities	$10	$—	$—	$10
Derivatives	$33	$—	$33	$—

Our financial assets and liabilities are valued using market prices on both active markets (Level 1), less active markets (Level 2) and little or no market activity (Level 3). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. Level 3 instrument valuations typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability. We did not have any transfers of financial instruments between valuation levels during the nine months ended September 30, 2024.

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

The following table presents a reconciliation of the opening to closing balance of assets measured using significant unobservable inputs (Level 3) as of the dates indicated (in millions):

	September 30, 2024	December 31, 2023
Opening balance at beginning of period	$364	$214
Change in fair value	120	150
Closing balance at end of period	$484	$364

The following table presents quantitative information about Level 3 significant unobservable inputs used in the fair value measurement of the warrant as of September 30, 2024 (in millions, except percentages):

	Fair value	Valuation technique	Unobservable Input (1)	Range (weighted average)
Warrant	$484	Black-Scholes and Monte Carlo	Probability of vesting	0.0% - 95.0% (80.4%)
			Equity volatility	(40%)
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

The following table presents a reconciliation of the opening to closing balance of the equity investment in Gmarket measured using significant unobservable inputs (Level 3) as of the dates indicated (in millions):

	September 30, 2024	December 31, 2023
Opening balance at beginning of period	$335	$431
Change in fair value	(12)	(96)
Closing balance at end of period	$323	$335

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
This investment is classified within Level 3 in the fair value hierarchy as valuation of the investment reflects management’s estimate of assumptions that market participants would use in pricing the asset. The following table presents quantitative information about Level 3 significant unobservable inputs used in the fair value measurement of the equity investment in Gmarket as of September 30, 2024 that may have a significant impact on the overall valuation (in millions, except multiples):

	Fair value	Valuation technique	Unobservable Input (1)	Range
Equity investment in Gmarket	$323	Market multiples	Revenue multiple — GPC method	0.7x — 2.0x
			Revenue multiple — GMAC method	0.9x — 1.8x
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

Certain other immaterial equity investments under the fair value option aggregating to $55 million as of September 30, 2024 and $47 million as of December 31, 2023 are measured at fair value using the net asset value per share (or its equivalent) practical expedient, and have not been classified in the fair value hierarchy.

Refer to “Note 5 — Investments” for further details about our equity investments.

Fair value measurement of Aurelia Option

In connection with the Transactions discussed in “Note 5 — Investments”, we granted Aurelia UK Feederco Limited the Aurelia Option, which, if exercised, would reduce our ownership in Aurelia to approximately 8.3% of the outstanding equity of Aurelia. The Aurelia Option is valued using a Black-Scholes model where key inputs and assumptions used in the valuation include risk-free interest rates, the common stock price as of September 30, 2024, equity volatility, exercise price, and details specific to the Aurelia Option. The Aurelia Option is reported within the “Current liabilities” section in our condensed consolidated balance sheet and is classified within Level 3 in the fair value hierarchy as the valuation reflects management’s estimate of assumptions that market participants would use in pricing the equity investment. The Aurelia Option was valued at $74 million as of September 30, 2024.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 8 — Debt

The following table summarizes the carrying value of our outstanding debt as of the dates indicated (in millions, except percentages):

	Coupon Rate	September 30, 2024	Effective Interest Rate	December 31, 2023	Effective Interest Rate
Long-Term Debt
Senior Notes:
Senior notes due 2024	3.450%	$—	—%	$750	3.531%
Senior notes due 2025	1.900%	800	1.803%	800	1.803%
Senior notes due 2025	5.900%	425	6.036%	425	6.036%
Senior notes due 2026	1.400%	750	1.252%	750	1.252%
Senior notes due 2027	3.600%	850	3.689%	850	3.689%
Senior notes due 2027	5.950%	300	6.064%	300	6.064%
Senior notes due 2030	2.700%	950	2.623%	950	2.623%
Senior notes due 2031	2.600%	750	2.186%	750	2.186%
Senior notes due 2032	6.300%	425	6.371%	425	6.371%
Senior notes due 2042	4.000%	750	4.114%	750	4.114%
Senior notes due 2051	3.650%	1,000	2.517%	1,000	2.517%
Total senior notes		7,000		7,750
Hedge accounting fair value adjustments (1)		—		2
Unamortized discount and debt issuance costs		(25)		(29)
Less: Current portion of long-term debt		(800)		(750)
Total long-term debt		6,175		6,973

Short-Term Debt
Current portion of long-term debt		800		750
Commercial paper		450		—
Unamortized discount and debt issuance costs		(7)		—
Total short-term debt		1,243		750
Total Debt		$7,418		$7,723
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

If a change of control triggering event (as defined in the applicable series of notes) occurs with respect to the 1.900% notes due 2025, the 5.900% notes due 2025, the 1.400% notes due 2026, the 3.600% notes due 2027, the 5.950% notes due 2027, the 2.700% notes due 2030, the 2.600% notes due 2031, the 6.300% notes due 2032, the 4.000% notes due 2042, or the 3.650% notes due 2051, we must, subject to certain exceptions, offer to repurchase all of the notes of the applicable series at a price equal to 101% of the principal amount, plus accrued and unpaid interest.

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

The effective interest rates for our senior notes include the interest payable, the amortization of debt issuance costs and the amortization of any original issue discount and premium on these senior notes. Interest on these senior notes is payable either quarterly or semiannually. Interest expense associated with these senior notes, including amortization of debt issuance costs, was approximately $60 million and $189 million during the three and nine months ended September 30, 2024 compared to $65 million and $196 million during the same periods in 2023. As of September 30, 2024 and December 31, 2023, the estimated fair value of these senior notes, using Level 2 inputs, was approximately $6.5 billion and $7.1 billion, respectively.

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. During the three and nine months ended September 30, 2024, we issued and repaid $180 million of commercial paper notes with original maturities less than 90 days and issued $450 million of commercial paper notes with original maturities greater than 90 days. As of September 30, 2024, we had $450 million of commercial paper notes outstanding with a weighted average interest rate of 5.09% per annum, and a weighted average remaining term of 114 days. As of December 31, 2023, there were no commercial paper notes outstanding.

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

As of September 30, 2024, no borrowings were outstanding under our $2.0 billion Credit Agreement. However, as described above, we have an up to $1.5 billion commercial paper program and are required to maintain available borrowing capacity under our Credit Agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due, in an aggregate amount of $1.5 billion. As of September 30, 2024, we had $450 million of commercial paper notes outstanding; therefore, $1.6 billion of borrowing capacity was available for other purposes permitted by the Credit Agreement, subject to customary conditions to borrowing. The Credit Agreement includes a covenant limiting our consolidated leverage ratio to no more than 4.0:1.0, subject to, upon the occurrence of a qualified material acquisition, if so elected by us, a step-up to 4.5:1.0 for the four fiscal quarters completed following such qualified material acquisition. The Credit Agreement includes customary events of default, with corresponding grace periods in certain circumstances, including payment defaults, cross-defaults and bankruptcy-related defaults. In addition, the Credit Agreement contains customary affirmative and negative covenants, including restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case, subject to customary exceptions. The Credit Agreement also contains customary representations and warranties.

We were in compliance with all financial covenants in our outstanding debt instruments during the nine months ended September 30, 2024.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 9 — Supplemental Consolidated Financial Information

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable represents amounts invoiced and revenue recognized prior to invoicing when we have satisfied our performance obligation and have the unconditional right to payment. The allowance for doubtful accounts and authorized credits is estimated based upon our assessment of various factors including historical experience, the age of the accounts receivable balances, current economic conditions reasonable and supportable forecasts, and other factors that may affect our customers’ ability to pay. The allowance for doubtful accounts and authorized credits was $34 million and $49 million as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, we reported an allowance for doubtful accounts of $10 million, reflecting a decrease of $13 million, net of write-offs of $26 million for the nine months ended September 30, 2024. As of September 30, 2024, we reported an allowance for authorized credits of $24 million, reflecting a decrease of $2 million, net of write-offs of $3 million for the nine months ended September 30, 2024. As of December 31, 2023, we reported an allowance for doubtful accounts of $23 million and an allowance for authorized credits of $26 million.

Deferred revenue consists of fees received related to unsatisfied performance obligations at the end of the period. Due to the generally short-term duration of contracts, the majority of the performance obligations are satisfied in the following reporting period. The amount of revenue recognized for the nine months ended September 30, 2024 that was included in the deferred revenue balance at the beginning of the period was $31 million. The amount of revenue recognized for the nine months ended September 30, 2023 that was included in the deferred revenue balance at the beginning of the period was $32 million.

Customer accounts and funds receivable

	September 30, 2024	December 31, 2023
	(In millions)
Customer accounts	$679	$481
Funds receivable	305	532
Customer accounts and funds receivable	$984	$1,013

Other current assets

	September 30, 2024	December 31, 2023
	(In millions)
Warrant	$484	$364
Income and other tax receivable	142	99
Prepaid expenses	119	116
Accounts receivable, net	118	94
Restricted cash	102	23
Short-term derivative assets	16	23
Other	205	292
Other current assets	$1,186	$1,011

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Accrued expenses and other current liabilities

	September 30, 2024	December 31, 2023
	(In millions)
Accrued sales and use tax and VAT	$494	$424
Compensation and related benefits	470	581
Accrued marketing expenses	230	181
Other current tax liabilities	170	15
Transaction loss reserve	126	125
Operating lease liabilities	115	118
Accrued general and administrative expenses	78	79
Aurelia option	74	—
Accrued interest expense	69	56
Deferred revenue	35	34
Accrued restructuring	12	102
Other	402	481
Accrued expenses and other current liabilities	$2,275	$2,196

Gain (loss) on equity investments and warrant, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Unrealized change in fair value of equity investment in Adevinta	$—	$1,367	$(234)	$1,331
Realized change in fair value of shares sold in Adevinta	—	—	78	—
Change in fair value of Aurelia option	35	—	(74)	—
Change in fair value of warrant	145	(109)	120	(40)
Unrealized change in fair value of equity investment in Gmarket	16	(43)	(12)	(83)
Gain (loss) on other investments	3	(3)	2	(12)
Total gain (loss) on equity investments and warrant, net	$199	$1,212	$(120)	$1,196

Interest income and other, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Interest income	$72	$58	$196	$148
Foreign exchange and other	(6)	1	4	(1)
Total interest income and other, net	$66	$59	$200	$147

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 10 — Commitments and Contingencies

Off-Balance Sheet Arrangements

As of September 30, 2024, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

On September 27, 2023, the U.S. Department of Justice, on behalf of the Environmental Protection Agency (collectively, the “Government”), filed a civil complaint in the U.S. District Court for the Eastern District of New York (the “District Court”) alleging that we are liable for the sale of regulated or illicit products manufactured and sold by third parties who listed such products on the Marketplace platforms in a manner that evaded and/or was designed to evade detection by us and in violation of the Clean Air Act, Federal Insecticide, Fungicide, and Rodenticide Act and the Toxic Substances Control Act. On September 30, 2024, the District Court issued an order dismissing the Government’s claims in their entirety. We are unable to predict whether the Government will appeal the District Court’s decision. If the Government were to successfully appeal the decision and we were subsequently found to be liable for such activities on the Marketplace, we likely would be subject to monetary damages, changes in our business practices, or other remedies that could have a material adverse impact on our business. During the three and nine months ended September 30, 2024, we released amounts previously accrued for estimated losses in connection with the Government’s claims, for which we previously believed a loss was probable.

Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable were not material for the quarter ended September 30, 2024. We have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recorded accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material.

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes stock repurchase activity under our stock repurchase programs for the period indicated (in millions, except per share amounts):

	Shares Repurchased (1)	Average Price per Share (2)	Value of Shares Repurchased (2)	Remaining Amount Authorized
Balance as of January 1, 2024				$1,447
Authorization of additional repurchases in February 2024				2,000
Repurchase of shares of common stock	42	$53.51	$2,249	(2,249)
Balance as of September 30, 2024				$1,198
(1) These repurchased shares of common stock were recorded as treasury stock and were accounted for under the cost method. None of the repurchased shares of common stock have been retired.
(2) Excludes broker commissions and excise tax accruals.

Dividends

The Company paid a total of $131 million and $132 million in cash dividends during the three months ended September 30, 2024 and 2023, respectively, and $405 million and $399 million in cash dividends during the nine months ended September 30, 2024 and 2023, respectively. In October 2024, our Board declared a cash dividend of $0.27 per share of common stock to be paid on December 13, 2024 to stockholders of record as of November 29, 2024.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 12 — Employee Benefit Plans

Restricted Stock Unit Activity

The following table presents restricted stock unit (“RSU”) activity under our equity incentive plans for the period indicated (in millions):

Units
Outstanding as of January 1, 2024	24
Awarded	11
Vested	(8)
Forfeited	(3)
Outstanding as of September 30, 2024	24

The weighted average grant date fair value for RSUs awarded during the nine months ended September 30, 2024 was $52.06 per share.

Stock-Based Compensation Expense

The following table presents the impact on our results of continuing operations of recording stock-based compensation expense for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of net revenues	$13	$13	$40	$40
Sales and marketing	22	23	70	68
Product development	70	69	211	202
General and administrative	41	39	125	116
Total stock-based compensation expense	$146	$144	$446	$426
Capitalized in product development	$5	$4	$15	$12

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

The timing of the resolution and/or closure of audits is highly uncertain. Given the number of years remaining subject to examination and the number of matters being examined, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits. We expect the gross amount of unrecognized tax benefits to be reduced within the next 12 months by at least $170 million.

We have recognized the tax consequences of all foreign unremitted earnings and management has no specific plans to indefinitely reinvest the unremitted earnings of our foreign subsidiaries as of the balance sheet date. As of September 30, 2024, $292 million of our liability for deemed repatriation of foreign earnings was included in “Income taxes payable” on our condensed consolidated balance sheet. As of December 31, 2023, $292 million of our liability for deemed repatriation of foreign earnings was included in “Other liabilities” on our condensed consolidated balance sheet. We have not provided for deferred taxes on outside basis differences in our investments in our foreign subsidiaries that are unrelated to unremitted earnings. These basis differences will be indefinitely reinvested. A determination of the unrecognized deferred taxes related to these other components of our outside basis difference is not practicable.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 14 — Accumulated Other Comprehensive Income

The following tables summarize the changes in AOCI for the periods indicated (in millions):

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of June 30, 2024	$16	$(31)	$153	$27	$165
Other comprehensive income (loss) before reclassifications	(39)	31	66	2	60
Less: Amount of gain (loss) reclassified from AOCI	(10)	—	—	3	(7)
Net current period other comprehensive income (loss)	(29)	31	66	(1)	67
Balance as of September 30, 2024	$(13)	$—	$219	$26	$232

	Unrealized Gains on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of June 30, 2023	$24	$(79)	$186	$36	$167
Other comprehensive income (loss) before reclassifications	43	13	(30)	(13)	13
Less: Amount of gain (loss) reclassified from AOCI	3	—	—	(2)	1
Net current period other comprehensive income (loss)	40	13	(30)	(11)	12
Balance as of September 30, 2023	$64	$(66)	$156	$25	$179

	Unrealized (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2023	$(13)	$(45)	$206	$37	$185
Other comprehensive income (loss) before reclassifications	(26)	45	13	(4)	28
Less: Amount of gain (loss) reclassified from AOCI	(26)	—	—	7	(19)
Net current period other comprehensive income (loss)	—	45	13	(11)	47
Balance as of September 30, 2024	$(13)	$—	$219	$26	$232

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2022	$114	$(98)	$222	$21	$259
Other comprehensive income (loss) before reclassifications	2	32	(66)	(9)	(41)
Less: Amount of gain (loss) reclassified from AOCI	52	—	—	(13)	39
Net current period other comprehensive income (loss)	(50)	32	(66)	4	(80)
Balance as of September 30, 2023	$64	$(66)	$156	$25	$179

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes the reclassifications out of AOCI for the periods indicated (in millions):

Details about AOCI Components	Affected Line Item in the Statement of Income	Amount of Gain (Loss) Reclassified From AOCI
		Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
Gains (losses) on cash flow hedges:
Foreign exchange contracts	Net revenues	$(11)	$2	$(31)	$45
Foreign exchange contracts	Cost of net revenues	(1)	(1)	(1)	(2)
Interest rate contracts	Interest income and other, net	2	2	6	9
	Income from continuing operations before income taxes	(10)	3	(26)	52
	Income tax provision	3	(2)	7	(13)
Total reclassifications for the period	Net income	$(7)	$1	$(19)	$39

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 15 — Restructuring

The following table summarizes restructuring reserve activity for the period indicated (in millions):

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Accrued liability, beginning of period	$27	$102
Payments	(14)	(83)
Adjustments	(1)	(7)
Accrued liability, end of period	$12	$12

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

The restructuring charges incurred in the first three quarters of 2024 and fiscal year 2023 are included in “General and administrative” expenses in the condensed consolidated statement of income.

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the condensed consolidated financial statements and the related notes included in this report. This section of this Form 10-Q generally discusses items relating to the three and nine-month periods ended September 30, 2024 and 2023 and comparisons between the respective periods.

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

In 2023 and through the third quarter of 2024, we experienced dynamic discretionary spending trends resulting from geopolitical events, inflationary pressure, foreign exchange rate volatility, elevated interest rates and lower consumer confidence. These trends are uncertain in duration and are expected to continue. In addition, our operating and financial results may continue to fluctuate as a result of changes in the legal and regulatory landscape and our response to those developments.

FX-Neutral Presentation

We present foreign exchange neutral (“FX-Neutral”) net revenues to supplement our results of operations presented in accordance with U.S. generally accepted accounting principles (“GAAP”) and to enhance investors’ understanding of our global business performance by excluding the positive or negative year-over-year impact of foreign currency movements on reported net revenues. We define FX-Neutral net revenues as GAAP net revenues minus the exchange rate effect, which we calculate by applying prior period foreign currency exchange rates to current year transactional currency amounts, excluding hedging activity. We believe presenting FX-Neutral net revenues provides useful information to both management and investors by isolating the effects of foreign currency exchange rate fluctuations that may not be indicative of our core operating results. In addition, because we have historically reported certain FX-Neutral results to investors, we believe that the inclusion of these FX-Neutral measures provides consistency in our financial reporting. FX-Neutral net revenues are non-GAAP financial measures that are not based on any comprehensive set of accounting rules or principles and may be calculated differently than other “FX-Neutral,” “constant currency” or similarly titled measures used by other companies. FX-Neutral net revenues are not presented as an alternative to GAAP net revenues and should only be used to evaluate our results of operations in conjunction with GAAP net revenues.

Quarter Highlights

Net revenues increased 3% to $2,576 million during the three months ended September 30, 2024 compared to the same period in 2023. FX-Neutral net revenues (as defined above) increased 3% during the three months ended September 30, 2024 compared to the same period in 2023. Operating margin increased to 23.1% for the three months ended September 30, 2024 compared to 18.2% for the same period in 2023.

We recorded $199 million of aggregate gains in gain (loss) on equity investments and warrant, net on our condensed consolidated statement of income during the three months ended September 30, 2024 compared to $1,212 million of aggregate gains recorded during the same period in 2023.

We generated cash flow from continuing operating activities of $755 million during the three months ended September 30, 2024 compared to $862 million in the same period in 2023.

During the three months ended September 30, 2024, we made cash payments of $755 million related to the purchase of common stock and $131 million in dividends.

In October 2024, our Board of Directors (our “Board”) declared a quarterly cash dividend of $0.27 per share of common stock to be paid on December 13, 2024 to stockholders of record as of November 29, 2024.

In August 2024, we repaid the $750 million aggregate principal amount of our previously outstanding 3.450% senior notes on the date of maturity. As of September 30, 2024, we had $450 million of commercial paper notes outstanding with a weighted average interest rate of 5.09% per annum, and a weighted average remaining term of 114 days.

On October 15, 2024, we met the processing volume milestone target to vest the second tranche of the Adyen warrant. Upon vesting of the second tranche, we exercised the option to purchase approximately 404 thousand shares of Adyen valued at $630 million on the settlement date of October 30, 2024 in exchange for $108 million in cash.

RESULTS OF OPERATIONS

We have one reportable segment to reflect the way management and our chief operating decision maker review and assess performance of the business. Our reportable segment is Marketplace, which includes our online marketplace located at www.ebay.com and its localized counterparts, our off-platform businesses in Japan and the United States, and our suite of mobile apps. The accounting policies of our segment are the same as those described in “Note 1 — The Company and Summary of Significant Accounting Policies” in our condensed consolidated financial statements included in this report.

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

The following table presents net revenues for the periods indicated (in millions, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Net revenues	$2,576	$2,500	3%	$7,704	$7,550	2%

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

	Quarter Ended
	March 31	June 30	September 30	December 31
2022
Net revenues	$2,483	$2,422	$2,380	$2,510
% change from prior quarter	(5)%	(2)%	(2)%	5%
2023
Net revenues	$2,510	$2,540	$2,500	$2,562
% change from prior quarter	—%	1%	(2)%	2%
2024
Net revenues	$2,556	$2,572	$2,576	$—
% change from prior quarter	—%	1%	—%

Net Revenues by Geography

Revenues are attributed to U.S. and international geographies primarily based upon the country in which the customer is located. The following table presents net revenues by geography for the periods indicated (in millions, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
U.S.	$1,302	$1,259	3%	$3,897	$3,785	3%
Percentage of net revenues	51%	50%		51%	50%

International	1,274	1,241	3%	3,807	3,765	1%
Percentage of net revenues	49%	50%		49%	50%

Total net revenues (1)(2)	$2,576	$2,500	3%	$7,704	$7,550	2%
(1)Net revenues included $11 million and $31 million of hedging losses during the three and nine months ended September 30, 2024, respectively, compared to $2 million and $45 million of hedging gains during the same periods in 2023.
(2)Foreign currency movements relative to the U.S. dollar had unfavorable impacts of $6 million and $3 million on net revenues during the three and nine months ended September 30, 2024, respectively, compared to a favorable impact of $43 million and an unfavorable impact of $11 million during the same periods in 2023. The effect of foreign currency exchange rate movements during the three and nine months ended September 30, 2024 compared to the same periods in 2023 was primarily attributable to the strengthening of the U.S. dollar against the euro and other major currencies.

Our commerce platforms operate globally, resulting in certain revenues that are denominated in foreign currencies, primarily the British pound and euro. Year-over-year appreciation or depreciation of the U.S. dollar may have a material impact to our financial results. We experienced elevated foreign currency volatility which we expect to continue throughout 2024. Through our hedging programs, we actively monitor foreign currency volatility and attempt to mitigate significant risk. As shown in the table above, we generate approximately half of our net revenues internationally. Therefore, we are subject to the risks related to conducting business in foreign countries as discussed in “Part I — Item 1A: Risk Factors” of the 2023 Form 10-K.

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

The following table presents net revenues and our key operating metrics of GMV and take rate for the periods indicated. The following table also presents a reconciliation of FX-Neutral net revenues and FX-Neutral GMV (each as defined above) to our reported net revenues and GMV for the periods indicated (in millions, except percentages):

	Three Months Ended September 30,
	2024			2023	% Change
	As Reported (1)	Exchange Rate Effect	FX-Neutral	As Reported	As Reported	FX-Neutral
Net Revenues	$2,576	$(6)	$2,582	$2,500	3%	3%

GMV	$18,306	$45	$18,261	$17,991	2%	1%

Take rate	14.08%			13.90%	0.18%

	Nine Months Ended September 30,
	2024			2023	% Change
	As Reported (1)	Exchange Rate Effect	FX-Neutral	As Reported	As Reported	FX-Neutral
Net Revenues	$7,704	$(3)	$7,707	$7,550	2%	3%

GMV	$55,347	$187	$55,160	$54,615	1%	1%

Take rate	13.92%			13.82%	0.10%
(1)Net revenues included $11 million and $31 million of hedging losses during the three and nine months ended September 30, 2024, respectively, compared to $2 million and $45 million of hedging gains during the same periods in 2023.

During the three and nine months ended September 30, 2024, the increase in net revenues was primarily due to higher GMV and the expansion of promoted listings products, eBay International Shipping and financial services offered to buyers and sellers within our payments platform. Net revenues and GMV increased despite the impact of dynamic discretionary spending trends resulting from geopolitical events, inflationary pressure, foreign exchange rate volatility, elevated interest rates and lower consumer confidence.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Cost of net revenues (1)(2)	$727	$705	3%	$2,162	$2,123	2%
Percentage of net revenues	28%	28%		28%	28%
(1)Cost of net revenues were net of immaterial hedging activity during the three and nine months ended September 30, 2024 and 2023, respectively.
(2)Foreign currency movements relative to the U.S. dollar had unfavorable impacts of $1 million and $3 million on cost of net revenues during the three and nine months ended September 30, 2024, respectively, compared to an unfavorable impact of $8 million and a favorable impact of $7 million during the same periods in 2023.

The increase in cost of net revenues during the three months ended September 30, 2024 compared to the same period in 2023 was primarily due to a $21 million increase related to indirect tax matters, a $15 million increase in cost of promoted listings products and an $8 million increase in site operations costs, partially offset by a $16 million decrease in payment processing costs driven by rate improvements and a $14 million decrease in depreciation expense due to the change in our estimate of the useful lives for our servers and networking equipment.

The increase in cost of net revenues during the nine months ended September 30, 2024 compared to the same period in 2023 was primarily due to a $50 million increase related to indirect tax matters, a $41 million increase in cost of promoted listings products, a $30 million increase related to eBay International Shipping and an $11 million disposition of data center equipment, partially offset by a $57 million decrease in depreciation expense due to the change in our estimate of the useful lives for our servers and networking equipment and a $36 million decrease in payment processing costs driven by rate improvements.

Operating Expenses

The following table presents operating expenses for the periods indicated (in millions, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Sales and marketing	$592	$567	4%	$1,710	$1,644	4%
Percentage of net revenues	23%	23%		22%	22%
Product development	374	401	(7)%	1,104	1,145	(4)%
Percentage of net revenues	15%	16%		14%	15%
General and administrative	194	283	(31)%	673	831	(19)%
Percentage of net revenues	8%	11%		9%	11%
Provision for transaction losses	89	85	4%	266	259	3%
Percentage of net revenues	3%	3%		3%	3%
Amortization of acquired intangible assets	5	4	42%	14	17	(12)%
Total operating expenses (1)(2)	$1,254	$1,340	(6)%	$3,767	$3,896	(3)%
(1)Operating expenses were net of immaterial hedging activity during the three and nine months ended September 30, 2024 and 2023, respectively.
(2)Foreign currency movements relative to the U.S. dollar had an unfavorable impact of $1 million and a favorable impact of $2 million on operating expenses during the three and nine months ended September 30, 2024, respectively, compared to an unfavorable impact of $8 million and a favorable impact of $33 million during the same periods in 2023.

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

The increase in sales and marketing expenses during the three months ended September 30, 2024 compared to the same period in 2023 was primarily due to a $31 million increase in online and offline marketing program costs inclusive of user coupons, partially offset by an $11 million decrease in employee-related costs.

The increase in sales and marketing expenses during the nine months ended September 30, 2024 compared to the same period in 2023 was primarily due to a $118 million increase in online and offline marketing program costs inclusive of user coupons, partially offset by a $48 million decrease in employee-related costs.

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

The decrease in product development expenses during the three and nine months ended September 30, 2024 compared to the same periods in 2023 was primarily due to a decrease in employee-related costs. While employee costs are decreasing, we continue to invest in strategic areas such as browsing experience, search optimization and providing relevant recommendations to enhance the experience for our customers around the world.

Capitalized internal use and platform development costs were $27 million and $84 million during the three and nine months ended September 30, 2024, respectively, compared to $28 million and $86 million during the same periods in 2023. These costs are primarily reflected as a cost of net revenues when amortized in future periods.

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

The decrease in general and administrative expenses during the three months ended September 30, 2024 compared to the same period in 2023 was primarily due to a $50 million legal accrual release during the third quarter of 2024 compared to a $50 million increase in the legal accrual recorded during the third quarter of 2023, partially offset by a $10 million contribution to the eBay Foundation during the third quarter of 2024. See “Note 10 — Commitments and Contingencies” to the condensed consolidated financial statements included in this report for additional details regarding our legal matters.

The decrease in general and administrative expenses during the nine months ended September 30, 2024 compared to the same period in 2023 was primarily due to a $50 million legal accrual release during the third quarter of 2024 compared to a $50 million increase in the legal accrual recorded during the third quarter of 2023 and a $52 million decrease in one-time restructuring costs. See “Note 10 — Commitments and Contingencies” and “Note 15 — Restructuring” to the condensed consolidated financial statements included in this report for additional details regarding our legal matters and the restructuring, respectively.

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

The increase in provision for transaction losses during each of the three and nine months ended September 30, 2024 compared to the same period in 2023 was primarily due to a prior year recovery that did not reoccur in the current periods.

Gain (loss) on equity investments and warrant, net

Gain (loss) on equity investments and warrant, net primarily consists of gains and losses related to our various types of equity investments, including our equity investments in Adevinta ASA (“Adevinta”) and Gmarket Global LLC (“Gmarket”), and gains and losses due to changes in fair value of the warrant received from Adyen N.V. (“Adyen”) and the Aurelia Option (as defined in “Note 5 — Investments”). The following table presents gain (loss) on equity investments and warrant, net for the periods indicated (in millions, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Unrealized change in fair value of equity investment in Adevinta	$—	$1,367	(100)%	$(234)	$1,331	(118)%
Realized change in fair value of shares sold in Adevinta	—	—	**	78	—	100%
Change in fair value of Aurelia option	35	—	100%	(74)	—	(100)%
Change in fair value of warrant	145	(109)	233%	120	(40)	400%
Unrealized change in fair value of equity investment in Gmarket	16	(43)	137%	(12)	(83)	86%
Gain (loss) on other investments	3	(3)	**	2	(12)	**
Total gain (loss) on equity investments and warrant, net	$199	$1,212	(84)%	$(120)	$1,196	(110)%
Percentage of net revenues	8%	48%		(2)%	16%
** Not meaningful

The change in gain (loss) on equity investments and warrant, net during the three months ended September 30, 2024 compared to the same period in 2023 was primarily driven by the change in the fair value of our equity investments and the warrant as well as the change in fair value of the Aurelia Option.

The change in gain (loss) on equity investments and warrant, net during the nine months ended September 30, 2024 compared to the same period in 2023 was primarily driven by the change in the fair value of our equity investments and the warrant as well as the realized gain from the sale of shares in Adevinta and the related fair value of the Aurelia Option. See “Note 5 — Investments” to the condensed consolidated financial statements included in this report for more information on the Adevinta Transactions and the Aurelia Option.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Interest expense	$(63)	$(65)	(3)%	$(194)	$(198)	(2)%
Percentage of net revenues	(2)%	(3)%		(3)%	(3)%

Interest income	$72	$58	24%	$196	$148	32%
Foreign exchange and other	(6)	1	**	4	(1)	**
Total interest income and other, net	$66	$59	12%	$200	$147	36%
Percentage of net revenues	3%	2%		3%	2%
** Not meaningful

Interest expense decreased during the three and nine months ended September 30, 2024, primarily due to a lower average notional amount of outstanding debt compared to the same periods in 2023.

Interest income increased during the three and nine months ended September 30, 2024 compared to the same periods in 2023, primarily due to higher yields on interest bearing instruments.

Income Tax Provision

The following table presents provision for income taxes for the periods indicated (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income tax provision	$161	$355	$360	$629
Effective tax rate	20.2%	21.4%	21.7%	23.5%

The decrease in our effective tax rate for the three and nine months ended September 30, 2024 compared to the same periods in 2023 was primarily due to the excess tax benefits on stock-based compensation.

In addition, the decrease in our effective tax rate for the nine months ended September 30, 2024 compared to the same period in 2023 was also due to the non-recurring increase in reserves for uncertain tax positions in 2023.

We are regularly under examination by tax authorities both domestically and internationally. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations, although there are inherent uncertainties in these examinations. Due to the ongoing tax examinations, it is generally impractical to determine the amount and timing of these adjustments. However, we expect several tax examinations to close within the next 12 months. See “Note 13 — Income Taxes” to the condensed consolidated financial statements included in this report for more information on estimated settlements within the next 12 months.

Liquidity and Capital Resources

Cash Flows

	Nine Months Ended September 30,
	2024	2023
	(In millions)
Net cash provided by (used in):
Continuing operating activities	$1,737	$2,308
Continuing investing activities	951	520
Continuing financing activities	(2,814)	(2,071)
Effect of exchange rates on cash, cash equivalents and restricted cash	5	(16)
Net decrease in cash, cash equivalents and restricted cash - discontinued operations	—	(4)
Net increase in cash, cash equivalents and restricted cash	$(121)	$737

Continuing Operating Activities

Our operating cash flows arise primarily from cash received from our customers on our platforms offset by cash payments for sales and marketing, employee compensation and payment processing expenses.

Cash provided by continuing operating activities of $1.7 billion in the nine months ended September 30, 2024 compared to cash provided by continuing operating activities of $2.3 billion in the nine months ended September 30, 2023 was primarily attributable to working capital movements and changes in non-cash items during the nine months ended September 30, 2024 compared to the same period in 2023.

Continuing Investing Activities

Cash provided by continuing investing activities of $951 million in the nine months ended September 30, 2024 was primarily attributable to proceeds of $10.4 billion from the maturities and sales of investments and proceeds of $2.4 billion from the sale of our equity investment in Adevinta, partially offset by cash paid for investments of $11.5 billion and property and equipment of $341 million.

The largely offsetting effects of purchases of investments and maturities and sale of investments results from the management of our investments. As our immediate cash needs change, purchase and sale activity will fluctuate.

Continuing Financing Activities

Cash used in continuing financing activities of $2.8 billion in the nine months ended September 30, 2024 was primarily attributable to cash paid to repurchase $2.2 billion of common stock, repayment of the $750 million aggregate principal amount of our previously outstanding 3.450% senior notes and $405 million paid in cash dividends, partially offset by borrowings under our commercial paper program of $441 million.

The positive effect of exchange rate movements on cash, cash equivalents and restricted cash was due to the weakening of the U.S. dollar against other currencies during the nine months ended September 30, 2024 compared to the 2023 year-end rate.

Liquidity and Capital Resource Requirements

As of September 30, 2024 and December 31, 2023, we had assets classified as cash and cash equivalents as well as short-term and long-term non-equity investments, in an aggregate amount of $5.8 billion and $5.1 billion, respectively. These amounts do not include cash held on behalf of customers related to marketplace activity of $679 million and $481 million, respectively, which are recorded separately within customer accounts and funds receivable with a corresponding liability within customer accounts and funds payable in our condensed consolidated balance sheet. These amounts also do not include restricted cash held for purposes of safeguarding customer funds of $104 million and $27 million, respectively. We believe these assets together with cash expected to be generated from operations, borrowings available under our credit agreement and commercial paper program, and our access to capital markets, will be sufficient to satisfy our material cash requirements over the next 12 months and for the foreseeable future.

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

In January 2023, we repaid the $1.2 billion aggregate principal amount of the floating rate and 2.750% senior notes due 2023 on the date of maturity.

As of September 30, 2024, we had fixed-rate senior notes outstanding with an aggregate principal amount of $7.0 billion, with $800 million payable within 12 months. The net proceeds from the issuances of these senior notes are used for general corporate purposes, including, among other things, capital expenditures, share repurchases, repayment of indebtedness and possible acquisitions.

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. During the three and nine months ended September 30, 2024, we issued and repaid $180 million of commercial paper notes with original maturities less than 90 days and issued $450 million of commercial paper notes with original maturities greater than 90 days. As of September 30, 2024, we had $450 million of commercial paper notes outstanding with a weighted average interest rate of 5.09% per annum, and a weighted average remaining term of 114 days.

Credit Agreement

In March 2020, we entered into a credit agreement that provides for an unsecured $2.0 billion five-year credit facility (the “Prior Credit Agreement”).

In January 2024, we terminated the Prior Credit Agreement and entered into a new credit agreement (the “Credit Agreement”) that provides for an unsecured $2.0 billion five-year revolving credit facility. We may also, subject to the agreement of the applicable lenders, increase the commitments under the revolving credit facility by up to $1.0 billion. Funds borrowed under the Credit Agreement may be used for working capital, capital expenditures, acquisitions and other general corporate purposes and will bear interest at either (i) a customary forward-looking term rate based on the secured overnight financing rate published by CME Group for the relevant interest period plus an adjustment of 0.1% or (ii) a customary base rate formula, plus a margin (based on our public debt ratings) ranging from 0% to 0.375%. The covenants of the Credit Agreement are discussed in “Note 8 — Debt” to the condensed consolidated financial statements included in this report. As of September 30, 2024, we had $450 million of commercial paper notes outstanding; therefore, $1.6 billion of borrowing capacity was available for other purposes permitted by the Credit Agreement.

Income Taxes

The timing of the resolution and/or closure of audits is highly uncertain. Given the number of years remaining subject to examination and the number of matters being examined, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits. We expect the gross amount of unrecognized tax benefits to be reduced within the next 12 months by at least $170 million.

As of September 30, 2024, our assets classified as cash and cash equivalents as well as short-term and long-term non-equity investments included assets held in certain of our foreign operations totaling approximately $1.8 billion. As we repatriate these funds to the United States, we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs. We have accrued deferred taxes for the tax effect of repatriating the funds to the United States. For additional details related to our income taxes, please see “Income Tax Provision” in our Results of Operations above and “Note 13 — Income Taxes” to the condensed consolidated financial statements included in this report.

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

During the nine months ended September 30, 2024, we repurchased approximately $2.2 billion of our common stock under our stock repurchase program. As of September 30, 2024, a total of approximately $1.2 billion remained available for future repurchases of our common stock. See “Note 11 — Stockholders’ Equity” to the condensed consolidated financial statements included in this report for more information about our stock repurchase program.

Dividends

The Company paid a total of $131 million and $132 million in cash dividends during the three months ended September 30, 2024 and 2023, respectively, and $405 million and $399 million in cash dividends during the nine months ended September 30, 2024 and 2023, respectively. In October 2024, our Board declared a cash dividend of $0.27 per share of common stock to be paid on December 13, 2024 to stockholders of record as of November 29, 2024.

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

The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our cash equivalents, customer accounts and short-term and long-term investments in a variety of asset types, including bank deposits, government bonds and corporate debt securities. As of September 30, 2024, approximately 25% of our total cash and investments was held in cash and cash equivalents and customer accounts. As such, changes in interest rates will impact interest income. As discussed below, the fair market values of our fixed-rate securities may be adversely affected due to a rise in interest rates, and we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates.

As of September 30, 2024, the balance of our corporate debt and government bond securities was $4.3 billion, which represented approximately 47% of our total cash and investments. Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate investment securities may be adversely impacted due to a rise in interest rates. In general, fixed-rate securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease and may also suffer a decline in market value if interest rates increase. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. A hypothetical 1% (100 basis point) increase in interest rates would have resulted in a decrease in the fair value of our investments of $25 million and $20 million as of September 30, 2024 and December 31, 2023, respectively.

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

As of September 30, 2024, our equity investments totaled $2.5 billion, which represented approximately 27% of our total cash and investments.

For additional details related to these investments, please see “Note 5 — Investments” to our condensed consolidated financial statements included in this report.

Warrant

We entered into a warrant agreement in conjunction with a commercial agreement with Adyen that, subject to meeting certain conditions, entitles us to acquire a fixed number of shares up to 5% of Adyen’s fully diluted issued and outstanding share capital at a specific date. As discussed in “Note 6 — Derivative Instruments” to our condensed consolidated financial statements included in this report, in 2021 we met the processing volume milestone target to vest the first tranche of the warrant, and we exercised the option to purchase shares of Adyen. The remaining tranches of the warrant are accounted for as a derivative instrument under ASC Topic 815, Derivatives and Hedging. Changes in Adyen’s common stock price and equity volatility may have a significant impact on the value of the warrant. As of September 30, 2024, a hypothetical one dollar change in the fair value of one share of Adyen’s common stock, holding other factors constant, would have increased or decreased the fair value of the warrant by approximately $0.4 million. For additional details related to the warrant, please see “Note 6 — Derivative Instruments” to our condensed consolidated financial statements included in this report.

On October 15, 2024, we met the processing volume milestone target to vest the second tranche of the Adyen warrant. Upon vesting of the second tranche, we exercised the option to purchase approximately 404 thousand shares of Adyen valued at $630 million on the settlement date of October 30, 2024 in exchange for $108 million in cash.

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

The following table illustrates the fair values of outstanding foreign exchange contracts designated as cash flow hedges and foreign exchange contracts not designated for hedge accounting and the before-tax effect on fair values of a hypothetical adverse change in the foreign exchange rates that existed as of September 30, 2024. The sensitivity for foreign currency contracts is based on a 20% adverse change in foreign exchange rates, against relevant functional currencies.

	Fair Value Asset (Liability)	Fair Value Sensitivity
	(In millions)
Foreign exchange contracts - Cash flow hedges	$6	$(49)
Foreign exchange contracts - Not designated for hedge accounting	$(4)	$(75)

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

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an immaterial adverse impact on income before income taxes as of September 30, 2024 taking into consideration the offsetting effect of foreign exchange forwards in place as of September 30, 2024.

Item 4:    Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024.

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

Item 1A:    Risk Factors

We are subject to various risks and uncertainties that may affect our business, results of operations and financial condition including, not limited to, those described in “Part I — Item 1A: Risk Factors” in the 2023 Form 10-K. Current global economic and geopolitical events and conditions may amplify many of these risks. These risks are not the only risks that may affect us. Additional risks that we are not aware of or do not believe are material at the time of this filing may also become important factors that adversely affect our business. There have been no material changes to the Company’s risk factors from those disclosed in the 2023 Form 10-K.

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Stock repurchase activity during the three months ended September 30, 2024 was as follows:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (1)
July 31, 2024	5,329,862	$53.81	5,329,862	$1,661,686,085
August 31, 2024	4,275,884	$57.00	4,275,884	$1,417,974,351
September 30, 2024	3,528,987	$62.20	3,528,987	$1,198,472,555
	13,134,733		13,134,733
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
During the three months ended September 30, 2024, we repurchased approximately $750 million of our common stock under our stock repurchase program. As of September 30, 2024, a total of approximately $1.2 billion remained available for future repurchases of our common stock.
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

3.02
Registrant’s Amended and Restated Bylaws, as amended (filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the SEC on September 19, 2024 (File No. 001-37713) and incorporated herein by reference).

10.01+	X	Offer Letter dated September 4, 2024 between Registrant and Samantha Wellington.
31.01	X	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	X	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	X	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	X	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101	X
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2024 were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statement of Income, (iii) Condensed Consolidated Statement of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders’ Equity and (v) Condensed Consolidated Statement of Cash Flows. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

eBay Inc.
Principal Executive Officer:

		By:	/s/ Jamie Iannone
Jamie Iannone
Chief Executive Officer
Date:	October 31, 2024
Principal Financial Officer:

		By:	/s/ Steve Priest
Steve Priest
Chief Financial Officer
Date:	October 31, 2024
Principal Accounting Officer:

		By:	/s/ Rebecca Spencer
Rebecca Spencer
Vice President, Chief Accounting Officer
Date:	October 31, 2024